Form 10-Q
period 1997-09-30
STONERIDGE INC
filed 1997-11-24
CIK 1043337

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

 For the quarterly period                     Commission file number 001-13337
 ended September 30, 1997.


                                STONERIDGE, INC.
 ------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                  Ohio                                        34-1598949
    --------------------------------                  ------------------------
    (State or Other Jurisdiction of                       (I.R.S. Employer
     Incorporation or Organization)                       Identification No.)


    9400 East Market Street, Warren, Ohio                     44484
    ----------------------------------------         ----------------------
    (Address of Principal Executive Offices)                (Zip Code)

                                 (330) 856-2443
      --------------------------------------------------------------------
               Registrant's Telephone Number, Including Area Code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No X . (The Registrant's Registration Statement on Form 8-A became effective on October 9, 1997).

The number of Common Shares, without par value, outstanding as of November 21, 1997: 22,397,311

                                STONERIDGE, INC.

                                      INDEX

                                                                                 Page No.
Part I Financial Information

     Item 1.  Financial Statements
     Condensed Consolidated Balance Sheets as of  December                          2
          31, 1996 and September 30, 1997
     Condensed Consolidated Statements of Income for the three                      3
          months and nine months ended September 30, 1996 and
          1997
     Condensed Consolidated Statements of Cash Flows for the                        4
          nine months ended September 30, 1996 and 1997
     Notes to Condensed Consolidated Financial Statements                          5-7
     Item 2. Management's Discussion and Analysis of                               8-11
          Financial Condition and Results of Operations
     Item 3. Quantitative and Qualitative Disclosure About Market                   11
          Risk

Part II -- Other Information                                                       12-13

Signatures                                                                          14

Exhibit Index                                                                       15

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                        STONERIDGE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                 (in thousands)

                                                                                          Pro forma
                                                         December 31,   September 30,    September 30,
                                                           1996 (1)          1997          1997 (3)
                                                        ---------------- -------------- ---------------
                    ASSETS                                                       (Unaudited)
                    ------
CURRENT ASSETS:
   Cash and cash equivalents                                $       357    $        82     $     1,229

   Accounts receivable, net                                      46,783         57,312          57,312
   Inventories                                                   30,158         32,793          32,793
   Deferred income taxes                                             --             --           4,357
   Prepaid expenses and other assets                              5,357          8,791           8,791
                                                        ---------------- -------------- ---------------
         Total current assets                                    82,655         98,978         104,482
                                                        ---------------- -------------- ---------------

PROPERTY, PLANT AND EQUIPMENT, net                               55,200         54,809          54,809
OTHER ASSETS:
   Goodwill and other intangible assets, net                     30,769         29,906          29,906
   Investments and other                                          9,863         11,067          11,067
                                                        ---------------- -------------- ---------------
         TOTAL ASSETS                                          $178,487       $194,760        $200,264
                                                        ================ ============== ===============

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------

CURRENT LIABILITIES:
   Current portion of long-term debt                         $    3,001    $       201     $       201
   Accounts payable                                              21,365         29,060          29,060
   Accrued expenses and other                                    17,232         25,335          25,335
   Accrued shareholder distributions                              1,100             --              --
                                                        ---------------- -------------- ---------------
         Total current liabilities                               42,698         54,596          54,596
                                                        ---------------- -------------- ---------------

LONG-TERM DEBT, net of current portion                           51,156         36,642           3,963
DEFERRED INCOME TAXES                                                --             --           6,468
                                                        ---------------- -------------- ---------------
         Total long term liabilities                             51,156         36,642          10,431
                                                        ---------------- -------------- ---------------

SHAREHOLDERS' EQUITY:
   Common shares, without par value,
     60,000,000 authorized, 13,964,448 issued
     and outstanding at December 31, 1996 and
     14,367,796 issued and outstanding at
     September 30, 1997, stated at,                                  --             --              --
   Additional paid-in capital                                     9,195         12,084         135,237
   Retained earnings                                             75,438         91,438              --
                                                        ---------------- -------------- ---------------
         Total shareholders' equity                              84,633        103,522         135,237
                                                        ---------------- -------------- ---------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $178,487       $194,760        $200,264
                                                        ================ ============== ===============

    The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                        STONERIDGE, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                 (in thousands)

                                              Three months ended            Nine Months Ended
                                                 September 30,                September 30,
                                          ---------------------------   ---------------------------
                                               1996          1997            1996         1997
                                          ------------   ------------   ------------   ------------
NET SALES                                 $     89,442   $    103,919   $    268,407   $    322,706

COSTS AND EXPENSES:
   Cost of goods sold                           71,180         77,883        211,034        243,493
   Selling, general and administrative          11,906         13,777         37,700         38,989
     expenses
                                          ------------   ------------   ------------   ------------

         Operating income                        6,356         12,259         19,673         40,224

   Gain on sale of equipment                      --             --             --           (1,733)
   Interest expense, net                         1,049            875          2,910          2,738
                                          ------------   ------------   ------------   ------------

INCOME BEFORE INCOME TAXES                       5,307         11,384         16,763         39,219

   Provision for state and local income            142            239            405            564
     taxes
                                          ------------   ------------   ------------   ------------

NET INCOME                                $      5,165   $     11,145   $     16,358   $     38,655
                                          ============   ============   ============   ============



PRO FORMA INCOME DATA:
Income before income taxes                $      5,307   $     11,384   $     16,763   $     39,219
Pro forma adjustment:
      Income taxes                               2,176          4,667          6,873         15,369
                                          ------------   ------------   ------------   ------------
Pro forma net income                      $      3,131   $      6,717   $      9,890   $     23,850
                                          ============   ============   ============   ============
Pro forma net income per share            $       0.14   $       0.31   $       0.46   $       1.10
                                          ============   ============   ============   ============
Pro forma weighted average shares
    outstanding                             21,640,248     21,640,248     21,640,248     21,640,248
                                          ============   ============   ============   ============


    The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                        STONERIDGE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                 (in thousands)


                                                  For the nine months
                                                  ended September 30,
                                                  --------------------
                                                    1996        1997
                                                  --------    --------
OPERATING ACTIVITIES:
   Net income                                     $ 16,358    $ 38,655
   Adjustments to reconcile net income to net
     cash from operating activities-
       Depreciation and amortization                 7,825       9,016
       Gain on sale of equipment                      --        (1,733)
       Other                                          --           575
       Changes in operating assets and
         liabilities-
         Accounts receivable, net                   (7,500)     (9,755)
         Inventories                                (5,401)     (2,624)
         Prepaid expenses and other assets           2,204      (1,390)
         Other assets, net                            (350)     (2,163)
         Accounts payable                           (5,594)      6,915
         Accrued expenses and other liabilities      2,879       6,552
                                                  --------    --------
              Net cash from operating               10,421      44,048
                activities
                                                  --------    --------

INVESTING ACTIVITIES:
   Equity investment                                (8,834)     (1,000)
   Capital expenditures                            (13,397)     (8,058)
   Proceeds from sale of property, plant and           936       2,514
     equipment
                                                  --------    --------
              Net cash from investing              (21,295)     (6,544)
                activities
                                                  --------    --------

FINANCING ACTIVITIES:
   Cash distributions paid                          (8,642)    (22,655)
   Proceeds from long-term debt                      3,512         789
   Repayments of long-term debt                       (304)     (2,498)
   Net borrowings (repayments) under credit         16,026     (15,729)
     facility
   Share options exercised, net                       --         2,314
                                                  --------    --------
              Net cash from financing               10,592     (37,779)
                activities
                                                  --------    --------

NET CHANGE IN CASH AND CASH EQUIVALENTS               (282)       (275)

CASH AND CASH EQUIVALENTS AT BEGINNING OF              282         357
   PERIOD
                                                  --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $   --      $     82
                                                  ========    ========

    The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                        STONERIDGE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

               (in thousands, except for share and per share data)

1. The accompanying condensed consolidated financial statements have been prepared by Stoneridge, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Registration Statement on Form S-1 (Registration No. 333-33285).

         The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

2. On October 10, 1997, the Company completed an initial public offering of 6,727,500 Common Shares at $17.50 per share (the "Offering"). The Company received net cash proceeds of approximately $108,500 from the Offering. Net proceeds of the Offering were used to fund a payment to the pre-offering shareholders of approximately $83,000 as an S Corporation Distribution ("S Corporation Distribution") and for the partial repayment of debt. Certain officers and employees of the Company reinvested $8,326 of the S Corporation Distribution in conjunction with the Offering ("Management Reinvestment"). Immediately prior to the completion of the Offering, the Company amended its Articles of Incorporation to change the authorized capital shares of the Company from 37,724 shares of Class A Common Shares (voting), without par value, and 87,276 shares of Class B Common Shares (non-voting), without par value, to 60,000,000 Common Shares, and 5,000,000 Preferred Shares, without par value. In addition, the amended Articles of Incorporation provided that each Class A Common Share and Class B Common Share automatically became 139.0856 Common Shares. All applicable share and per share data in the accompanying unaudited condensed consolidated financial statements have been adjusted accordingly.

         Upon completion of the Offering, the Company granted options to purchase 488,000 Common Shares with an exercise price of $17.50 per share to officers and other management employees. The options will vest after two years.

         Concurrent with the Offering, the Company acquired, through a share exchange, an additional 51% of the outstanding stock of Berifors AB for 704,563 Common Shares. The Company expects to acquire the remaining 4% of Berifors AB which it does not own for 52,500 Common Shares in February 1998. The acquisition was accounted for as a purchase and the excess of the cost over the fair value of assets acquired, totaling approximately $10,500, was reflected as goodwill which will be amortized over 40 years on a straight-line basis. As of October 10, 1997, the accounts of Berifors AB will be consolidated in the financial statements of the Company.

3. The pro forma balance sheet data presented assumes on September 30, 1997, (i) termination of the Company's S Corporation status, and in connection therewith, reinstatement of $6,468 of deferred income tax liabilities, and $4,357 of deferred income tax assets, (ii) net cash proceeds of approximately $108,500 from the Offering of 6,727,500 Common Shares, (iii) an $83,000 S Corporation Distribution and (iv) a $8,326 Management Reinvestment.

         Pro forma net income assumes that the Company is subject to income taxes as a C Corporation for all income statement periods presented.

         Pro forma net income per share has been calculated by dividing pro forma net income per share by the weighted average number of Common Shares outstanding as of September 30, 1996 (13,964,448), the number of Common Shares issued in connection with the exercise of stock options on August 7, and October 10, 1997 (438,119), the number of Common Shares issued in conjunction with the Offering (6,727,500), and the number of Common Shares issued in connection with the Management Reinvestment (510,181)

4. Inventories are valued at the lower of cost or market, determined by using the last-in, first-out (LIFO) method of inventory accounting. Inventory cost includes material, labor and overhead and consists of the following:


                                      December 31, 1996        September 30, 1997
                                      -----------------        ------------------
          Raw materials                           $17,983                   $23,608
          Work in progress                          6,063                     5,893
          Finished goods                            8,224                     5,552
          Less-LIFO reserve                       (2,112)                   (2,260)
                                                  -------                   -------

          Total                                   $30,158                   $32,793
                                                  =======                   =======

5. Historical earnings per share have not been presented since such information is not meaningful as the Company was an S Corporation for all periods presented.

         During March 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share", which requires the disclosure of basic earnings per share and diluted earnings per share. The Company expects to adopt SFAS in December 1997 and anticipates it will not have a material impact on previously reported earnings per share.

6. On October 27, 1997, the Company entered into an agreement to acquire 50% of the outstanding stock of PST Industrial Eletronica da Amazonia Ltda, a Brazilian electronics components business which specializes in vehicle security devices. Total cash consideration paid by the Company with respect to this acquisition was $17,500. The acquisition was financed through the Company's credit facility. As of September 30, 1997, the Company had escrowed $1,000 as advance payment related to this transaction.

7. On September 15, 1997, the Company entered into a new credit agreement. The new credit facility has a $125,000 borrowing limit. The credit facility expires on June 30, 2002 and requires a commitment fee of 1/10% to 1/4% on the unused balance. Interest is payable quarterly at the Company's option at either (i) the prime rate or (ii) LIBOR plus a margin of 0.75% to 2.0%, depending upon the Company's fixed charge coverage ratio, as defined in the credit facility.

         The Company has entered into a $25,000 interest rate swap agreement with a member of its bank group whereby its contractual interest rate was swapped through February 1999 for a fixed rate of 5.795% plus a margin of 1% to 1.5%, depending upon the Company's fixed charge coverage ratio, as defined. The notional amount under the swap agreement remains at $25,000 through maturity. Additionally, the Company has entered into a separate $20,000 interest rate swap agreement with a member of its bank group whereby its contractual interest rate was swapped through August 1999 for a fixed rate of 6.28% plus a margin of 1% to 1.5%, depending upon the Company's fixed charge coverage ratio, as defined, provided the LIBOR rate is less than 7.50%. This swap agreement is ineffective when the LIBOR rate is equal to or greater than 7.50%. The notional amount under the swap agreement remains at $20,000 through maturity. The Company is exposed to credit loss under the swap agreements in the event of nonperformance by the bank.

         The interest rate swap agreements convert floating rate debt under the Company's revolving credit facility to fixed rate debt. The difference between the floating interest rate and the fixed interest rate which is to be paid or received is recognized in interest expense as the floating interest rate changes over the life of the agreement.

ITEM 2.
------
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30,
--------------------------------------------------------------------------------
1996
----

Net Sales. Net sales for the first nine months of 1997 increased by $54.3 million, or 20.2%, to $322.7 million from $268.4 million for the same period in 1996. Sales of door lock actuator products increased by $29.3 million to $46.2 million from $16.9 million. Full production of door lock actuator products (acquired in late 1995) was not reached until approximately November 1996. The 1997 launch of a new four wheel drive actuator product increased net sales $10.1 million. Sales of power distribution products, exclusive of contract manufacturing, increased by $18.4 million, or 30.1%, due to increased market penetration in the medium and heavy duty truck market and higher net sales to the agricultural vehicle market of $10.7 million and $5.4 million, respectively. Passenger/light truck market product introductions increased power distribution sales by $2.3 million. Sales of instrumentation and information displays increased by $5.0 million, or 17.3%, due principally to the introduction of new information clusters for the medium and heavy duty truck market. Sales of switch products increased by $4.7 million, or 6.0%, reflecting higher production levels in served markets and new product launches. The increase in net sales was partially offset by a sales decrease of $13.3 million, or 16.1%, under contract manufacturing arrangements.

Cost of Goods Sold. Cost of goods sold for the first nine months of 1997 increased by $32.5 million, or 15.4%, to $243.5 million from $211.0 million for the same period in 1996. As a percentage of sales, cost of goods sold decreased to 75.5% in 1997 from 78.6% in 1996 while the corresponding gross profit margin increased to 24.5% from 21.4% in 1996. The improvement in gross profit margin primarily resulted from improved operating leverage associated with increased actuator product sales. The consolidation of two power distribution/contract manufacturing facilities eliminated certain fixed costs that also contributed to the increase in gross margin. Lastly, gross margin was favorably impacted by increased efficiencies resulting from higher production of power distribution, switch and instrumentation and information display products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the first nine months of 1997 increased by $1.3 million, or 3.4%, to $39.0 million from $37.7 million for the same period in 1996. As a percentage of sales, SG&A expenses decreased to 12.1% for the first nine months of 1997 from 14.0% for the same period in 1996. SG&A expenses increased $2.5 million due to the launch of the actuator product line which included certain development, marketing and administration costs. Other marketing support and administrative overhead costs increased an additional $2.4 million due to higher sales levels and expenditures related to information technology. In addition, development and design costs of medium and heavy duty truck instrumentation and information display products were responsible for $0.7 million of the increase. These increases were offset by a $4.3 million decrease in expenses due to the expiration of the actuator products transition services agreement in October 1996.

Interest Expense. Interest expense for the first nine months of 1997 decreased by $0.2 million, or 6.9%, to $2.7 million from $2.9 million for the same period in 1996. The decrease was due to a lower average outstanding indebtedness.

Other Income. Other income of $1.7 million for the first nine months of 1997 represents a gain on the sale of certain transportation equipment. The Company received cash proceeds of $2.3 million from the sale which were used to retire a note payable collateralized by the transportation equipment.

Income Before Income Taxes. As a result of the foregoing, income before taxes increased by $22.4 million for the first nine months in 1997 to $39.2 million from $16.8 million for the same period in 1996.

Provision for Income Taxes. Prior to October 10, 1997, the Company was an S corporation for federal and, where qualified, state income tax purposes. Accordingly, the Company recognized income taxes of $0.6 million and $0.4 million for foreign and state franchise taxes for the first nine months of 1997 and 1996, respectively. Had the Company been subject to federal and state income taxes at the corporate level, the Company would have recorded provisions for income taxes of $15.4 million and $6.9 million for the first nine months of 1997 and 1996, respectively.

Net Income. As a result of the foregoing, net income increased by $22.3 million or 136.0%, to $38.7 million in the first nine months in 1997 from $16.4 million for the same period in 1996. Had the Company been subject to federal and state income taxes at the corporate level, the Company's net income would have been $23.8 million and $9.9 million for the first nine months of 1997 and 1996, respectively.



Three Months Ended September 30, 1997 Compared to Three Months Ended September
------------------------------------------------------------------------------
30, 1996
--------

Net Sales. Net sales for the third quarter of 1997 increased by $14.5 million, or 16.2%, to $103.9 million from $89.4 million for the same period in 1996. Sales of power distribution products, exclusive of contract manufacturing increased by $8.0 million, or 44.4%, due to increased market penetration in the medium and heavy duty truck market and higher net sales to the agricultural vehicle market of $4.8 million and $1.8 million, respectively. New product introductions for the automotive and light truck market increased sales of power distribution products by $1.4 million. The launch of a new four wheel drive actuator product increased net sales $5.1 million. Sales of actuator products increased by $2.4 million to $14.3 million from $11.9 million. Full production of door lock actuator products (acquired in late 1995) was not reached until approximately November 1996. Sales of switch products increased by $1.7 million, or 6.5%, reflecting higher production levels in served markets and new product introductions. Sales of instrumentation and information displays increased by $1.5 million, or 15.1%, due to the introduction of new information clusters for the medium and heavy duty truck market. These increases were partially offset by a sales decrease of $4.2 million, or 17.6%, under contract manufacturing arrangements.

Cost of Goods Sold. Cost of goods sold for the third quarter of 1997 increased by $6.7 million, or 9.4%, to $77.9 million from $71.2 million for the same period in 1996. As a percentage of sales, cost of goods sold decreased to 74.9% in the third quarter of 1997 from 79.6% in 1996 while the corresponding gross profit margin increased to 25.1% in 1997 from 20.4% in 1996. The improvement in gross profit margin primarily resulted from improved operating leverage associated with increased actuator product sales. The consolidation of a power distribution facility eliminated certain fixed costs that also contributed to the increase in gross margin. Lastly, gross margin was favorably impacted by increased efficiencies resulting from higher production of power distribution, switch and instrumentation and information display products.

Selling, General and Administrative Expenses. SG&A expenses for the third quarter of 1997 increased by $1.9 million, or 16.0%, to $13.8 million from $11.9 million for the same period in 1996. As a percentage of net sales, SG&A expenses remained constant at 13.3% for the third quarters of 1997 and 1996. SG&A expenses increased $0.8 million due to the launch of the actuator product line which included certain development, marketing and administration costs. Other marketing support and administrative overhead costs increased an additional $2.0 million due to higher sales levels and expenditures related to information technology. In addition, development and design costs of medium and heavy duty truck instrumentation and information display products and automotive/light truck switch products increased $0.5 million. These increases were offset by a $1.4 million decrease in expenses due to the expiration of the actuator product transition services agreement in October 1996.

Interest Expense. Interest expense for the third quarter of 1997 decreased by $0.1 million, or 10.0%, to $0.9 million from $1.0 million for the same period in 1996. The decrease was due to a lower average outstanding indebtedness.

Income Before Income Taxes. As a result of the foregoing, income before taxes increased by $6.1 million for the third quarter of 1997 to $11.4 million from $5.3 million for the same period in 1996.

Provision for Income Taxes. Prior to October 10, 1997, the Company was an S corporation for federal and, where qualified, state income tax purposes. Accordingly, the Company recognized income taxes of $0.2 million and $0.1 million for foreign and state franchise taxes for the third quarters of 1997 and 1996, respectively. Had the Company been subject to federal and state income taxes at the corporate level, the Company would have recorded provisions for income taxes of $4.7 million and $2.2 million for the third quarters of 1997 and 1996, respectively.

Net Income. As a result of the foregoing, net income increased by $5.9 million, or 113.5%, to $11.1 million in the third quarter of 1997 from $5.2 million for the same period in 1996. Had the Company been subject to federal and state income taxes at the corporate level, the Company's net income would have been $6.7 million and $3.1 million for the third quarters of 1997 and 1996, respectively.

Liquidity and Capital Resources
-------------------------------

The net cash provided by operating activities for the first nine months of 1997 and 1996 was $44.0 million and $10.4 million respectively. The increase in cash provided by operating activities for the first nine months of 1997 as compared to the first nine months of 1996, was $33.6 million. The increase in cash provided by operating activities was the result of higher net income of $22.3 million and a decrease in working capital requirements and other operating assets of $11.3 million.

The net cash used by investing activities for the first nine months of 1997 and 1996 was $6.5 million and $21.3 million, respectively. The decrease in cash used from investing activities of $14.8 million for the first nine months of 1997 as compared with the same period in 1996 was a result of lower net capital expenditures of $6.9 million and nonrecurring investments in Berifors AB of $8.8 million in April of 1996 and in PST Industrial Eletronica da Amazonia Ltda. of $1.0 million in July of 1997.

Net cash used for financing activities for first nine months of 1997 was $37.8 million while net cash provided by financing activities for the same period of 1996 was $10.6 million. Cash distributions for the first nine months of 1997 and 1996 were $22.7 million and $8.6 million, respectively. Proceeds from the exercise of share options were $2.3 million for the nine months ended September 30, 1997.

As a result of the foregoing operating, investing and financing activities, net borrowings under the credit facility decreased $15.7 million for the first nine months of 1997 while net borrowings under the credit facility increased $16.0 million for the same period in 1996.

The Company has a $125.0 million unsecured credit facility (of which $29.0 million was outstanding as of September 30, 1997), which expires on June 30, 2002. Interest on the credit facility is payable at the Company's option of either prime or LIBOR plus 0.75% to 2.0%. Currently the Company is borrowing at LIBOR plus 1.0%. The Company has entered into two interest rate swap agreements with notional amounts of $25.0 and $20.0 million. The interest rate swap agreements exchange the variable interest rate on the credit facility for fixed rates. The Company does not use derivatives for speculative or profit motivated purposes.

ITEM 3.
-------
             QUANTITIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Not Applicable.

                           PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
-----------------------------

         In the ordinary course of business, the Company is involved in various legal proceedings, workers' compensation and product liability disputes. The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of operations or the financial position of the Company.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS
-----------------------------------------------------

(a)      Sale of Unregistered Securities

         The Company has issued the following securities relying on the exemption from registration contained in Section 4(2) of the Securities Act of 1933:

(i) On August 7, 1997, certain management employees and directors exercised options to purchase 403,342 Common Shares for an aggregate exercise price of $2,314,200.

(ii) On October 9, 1997, a management employee exercised an option to purchase 34,771 Common Shares for an aggregate exercise price of $199,500.

(iii) On October 10, 1997, the Company issued 704,563 Common Shares in connection with the acquisition of 51% of Berifors AB.

(b)      Use of Proceeds

         On October 9, 1997, the Company's Registration Statement on Form S-1 (commission file number 001-13337) became effective. On October 10, 1997, the Company completed an initial public offering. Managing underwriters for the Offering were Morgan Stanley & Co. Incorporated and Donaldson, Lufkin & Jenrette Securities Corporation. The Company registered and sold 6,727,500 Common Shares and received gross proceeds of approximately $117,700,000. Total expenses incurred in conjunction with the Offering were $9,150,000 which included underwriting discounts of approximately $7,950,000 and other expenses estimated at approximately $1,200,000. Net proceeds from the Offering of $108,550,000 were used to fund a payment to the pre-Offering shareholders of $83,000,000 and for the partial repayment of debt.

         All transactions above have been adjusted to give effect to the amendment of the Company's Articles of Incorporation as discussed in Note 2.



ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
-------------------------------------------

         None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
---------------------------------------------------------------

         In connection with the Offering, the pre-Offering shareholders approved a number of resolutions by unanimous written consent on September 30, 1997, including resolutions adopting the amendments to its Articles of Incorporation and Code of Regulations, and approving the Company's Long-Term Incentive Plan.


ITEM 5.     OTHER INFORMATION
-----------------------------

         None.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------


(a)      Exhibits

         10.11    Agreement for the Purchase and Sale of Quotas of P.S.T.
                  Industria Eletronica da Amazonia Ltda.

         10.12    Quotaholders' Agreement among Marcos Ferretti, Sergio De
                  Cerqueira Leite, Stoneridge, Inc. and P.S.T. Industria
                  Eletronica da Amazonia Ltda.

         27.6     Financial Data Schedule for the nine months ended September
                  30, 1997

         27.7     Financial Data Schedule for the nine months ended September
                  30, 1996

(b)      Reports on Forms 8-K

         None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        STONERIDGE, INC.



         Date:  November 21, 1997          /s/  CLOYD J. ABRUZZO
                                        --------------------------------------
                                        Cloyd J. Abruzzo
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


         Date:  November 21, 1997         /s/  KEVIN P. BAGBY
                                        --------------------------------------
                                        Kevin P. Bagby
                                        Treasurer and Chief Financial Officer
                                        (Principal Accounting Officer)

                                STONERIDGE, INC.

                                  EXHIBIT INDEX



         Exhibit Number                     Description
         --------------                     -----------

              10.11    Agreement for the Purchase and Sale of Quotas of P.S.T.
                       Industria Eletronica da Amazonia Ltda.

              10.12    Quotaholders' Agreement among Marcos Ferretti, Sergio De
                       Cerqueira Leite, Stoneridge, Inc. and P.S.T. Industria
                       Eletronica da Amazonia Ltda.

               27.6    Financial Data Schedule for the nine months ended September
                       30, 1997

               27.7    Financial Data Schedule for the nine months ended September
                       30, 1996