Form 10-Q/A
period 1997-09-30
STONERIDGE INC
filed 1997-11-25
CIK 1043337

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]. (The Registrant's Registration Statement on Form 8-A became effective on October 9, 1997).

The number of Common Shares, without par value, outstanding as of November 21, 1997: 22,397,311

                                STONERIDGE, INC.

                                      INDEX

                                                                                 Page No.
Part I Financial Information

     Item 1.  Financial Statements
     Condensed Consolidated Balance Sheets as of  December                          2
          31, 1996 and September 30, 1997
     Condensed Consolidated Statements of Income for the three                      3
          months and nine months ended September 30, 1996 and
          1997
     Condensed Consolidated Statements of Cash Flows for the                        4
          nine months ended September 30, 1996 and 1997
     Notes to Condensed Consolidated Financial Statements                          5-7
     Item 2. Management's Discussion and Analysis of                               8-11
          Financial Condition and Results of Operations
     Item 3. Quantitative and Qualitative Disclosure About Market                   11
          Risk

Part II Other Information                                                       12-13

Signatures                                                                          14

Exhibit Index                                                                       15

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                        STONERIDGE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                 (in thousands)

                                                                                          Pro forma
                                                         December 31,   September 30,    September 30,
                                                           1996 (1)          1997          1997 (3)
                                                        ---------------- -------------- ---------------
                    ASSETS
                    ------
CURRENT ASSETS:
   Cash and cash equivalents                                $       357    $        82     $     1,229

   Accounts receivable, net                                      46,783         57,312          57,312
   Inventories                                                   30,158         32,793          32,793
   Deferred income taxes                                             --             --           4,357
   Prepaid expenses and other assets                              5,357          8,791           8,791
                                                        ---------------- -------------- ---------------
         Total current assets                                    82,655         98,978         104,482
                                                        ---------------- -------------- ---------------

PROPERTY, PLANT AND EQUIPMENT, net                               55,200         54,809          54,809
OTHER ASSETS:
   Goodwill and other intangible assets, net                     30,769         29,906          29,906
   Investments and other                                          9,863         11,067          11,067
                                                        ---------------- -------------- ---------------
         TOTAL ASSETS                                          $178,487       $194,760        $200,264
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

              (in thousands, except for share and per share data)

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
                                          ============   ============   ============   ============


    The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

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
                                                  ========    ========

    The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

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

2. On October 16, 1997, the Company completed an initial public offering of 6,727,500 Common Shares at $17.50 per share (the "Offering"). The Company received net cash proceeds of approximately $108,500 from the Offering. Net proceeds of the Offering were used to fund a payment to the pre-Offering shareholders of approximately $83,000 as an S Corporation Distribution ("S Corporation Distribution") and for the partial repayment of debt. Certain officers and employees of the Company reinvested $8,326 of the S Corporation Distribution in conjunction with the Offering ("Management Reinvestment"). Immediately prior to the completion of the Offering, the Company amended its Articles of Incorporation to change the authorized capital shares of the Company from 37,724 shares of Class A Common Shares (voting), without par value, and 87,276 shares of Class B Common Shares (non-voting), without par value, to 60,000,000 Common Shares, and 5,000,000 Preferred Shares, without par value. In addition, the amended Articles of Incorporation provided that each Class A Common Share and Class B Common Share automatically became 139.0856 Common Shares. All applicable share and per share data in the accompanying unaudited condensed consolidated financial statements have been adjusted accordingly.

         Upon completion of the Offering, the Company granted options to purchase 488,000 Common Shares with an exercise price of $17.50 per share to officers and other management employees. The options will vest after two years.

         Concurrent with the Offering, the Company acquired, through a share exchange, an additional 51% of the outstanding stock of Berifors AB for 704,563 Common Shares. The Company expects to acquire the remaining 4% of Berifors AB which it does not own for 52,500 Common Shares in February 1998. The acquisition was accounted for as a purchase and the excess of the cost over the fair value of assets acquired, totaling approximately $10,500, was reflected as goodwill which will be amortized over 40 years on a straight-line basis. As of October 10, 1997, the accounts of Berifors AB were consolidated in the financial statements of the Company.

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

         Pro forma net income per share has been calculated by dividing pro forma net income per share by the weighted average number of Common Shares outstanding as of September 30, 1996 (13,964,448), the number of Common Shares issued in connection with the exercise of share options on August 7, and October 10, 1997 (438,119), the number of Common Shares issued in conjunction with the Offering (6,727,500), and the number of Common Shares issued in connection with the Management Reinvestment (510,181)

4. Inventories are valued at the lower of cost or market, determined by using the last-in, first-out (LIFO) method of inventory accounting. Inventory cost includes material, labor and overhead and consists of the following:


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

         During March 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share", which requires the disclosure of basic earnings per share and diluted earnings per share. The Company expects to adopt SFAS 128 in December 1997 and anticipates it will not have a material impact on previously reported earnings per share.

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

         The Company has entered into a $25,000 interest rate swap agreement with a member of its bank group whereby its contractual interest rate was swapped through February 1999 for a fixed rate of 5.795% plus a margin of 0.75% to 2.0%, depending upon the Company's fixed charge coverage ratio, as defined. The notional amount under the swap agreement remains at $25,000 through maturity. Additionally, the Company has entered into a separate $20,000 interest rate swap agreement with a member of its bank group whereby its contractual interest rate was swapped through August 1999 for a fixed rate of 6.28% plus a margin of 0.75% to 2.0%, depending upon the Company's fixed charge coverage ratio, as defined, provided the LIBOR rate is less than 7.50%. This swap agreement is ineffective when the LIBOR rate is equal to or greater than 7.50%. The notional amount under the swap agreement remains at $20,000 through maturity. The Company is exposed to credit loss under the swap agreements in the event of nonperformance by the bank.

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

ITEM 2.
------
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30,
--------------------------------------------------------------------------------
1996
----

Net Sales. Net sales for the first nine months of 1997 increased by $54.3 million, or 20.2%, to $322.7 million from $268.4 million for the same period in 1996. Sales of door lock actuator products increased by $29.4 million to $46.3 million from $16.9 million. Full production of door lock actuator products (acquired in late 1995) was not reached until approximately November 1996. The 1997 launch of a new four wheel drive actuator product increased net sales $10.1 million. Sales of power distribution products, exclusive of contract manufacturing, increased by $18.4 million, or 30.1%, due to increased market penetration in the medium and heavy duty truck market and higher net sales to the agricultural vehicle market of $10.7 million and $5.4 million, respectively. Passenger/light truck market product introductions increased power distribution sales by $2.3 million. Sales of instrumentation and information displays increased by $5.0 million, or 17.3%, due principally to the introduction of new information clusters for the medium and heavy duty truck market. Sales of switch products increased by $4.7 million, or 6.0%, reflecting higher production levels in served markets and new product launches. The increase in net sales was partially offset by a sales decrease of $13.3 million, or 16.1%, under contract manufacturing arrangements.

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

Liquidity and Capital Resources
-------------------------------

The net cash provided by operating activities for the first nine months of 1997 and 1996 was $44.0 million and $10.4 million, respectively. The increase in cash provided by operating activities for the first nine months of 1997 as compared to the first nine months of 1996, was $33.6 million. The increase in cash provided by operating activities was the result of higher net income of $22.3 million and a decrease in working capital requirements and other operating assets of $11.3 million.

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

Net cash used for financing activities for the first nine months of 1997 was $37.8 million while net cash provided by financing activities for the same period of 1996 was $10.6 million. Cash distributions for the first nine months of 1997 and 1996 were $22.7 million and $8.6 million, respectively. Proceeds from the exercise of share options were $2.3 million for the nine months ended September 30, 1997.

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

ITEM 3.  QUANTITIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
-------  ---------- --- ----------- ---------- ----- ------ ----


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

(iii) On October 10, 1997, the Company issued 704,563 Common Shares in connection with the acquisition of 51% of Berifors AB.

(b)      Use of Proceeds

         On October 9, 1997, the Company's Registration Statement on Form S-1 (Registration number 333-33285) became effective. On October 16,
         1997, the Company completed an initial public offering. Managing underwriters for the Offering were Morgan Stanley & Co. Incorporated and Donaldson, Lufkin & Jenrette Securities Corporation. The Company registered and sold 6,727,500 Common Shares and received gross proceeds of approximately $117,700,000. Total expenses incurred in conjunction with the Offering were $9,150,000 which included underwriting discounts of approximately $7,950,000 and other expenses estimated at approximately $1,200,000. Net proceeds from the Offering of $108,550,000 were used to fund a payment to the pre-Offering shareholders of $83,000,000 as an S Corporation Distribution and for the repayment of debt.

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


ITEM 5.     OTHER INFORMATION
-----------------------------

         None.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------


(a)      Exhibits

         10.11    Agreement for the Purchase and Sale of Quotas of P.S.T.
                  Industria Eletronica da Amazonia Ltda dated October 29, 1997.

         10.12    Quotaholders' Agreement among Marcos Ferretti, Sergio De
                  Cerqueira Leite, Stoneridge, Inc. and P.S.T. Industria
                  Eletronica da Amazonia Ltda dated October 29, 1997.

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

                                STONERIDGE, INC.

                                  EXHIBIT INDEX



         Exhibit Number                     Description
         --------------                     -----------

              10.11    Agreement for the Purchase and Sale of Quotas of P.S.T.
                       Industria Eletronica da Amazonia Ltda dated October 29,
                       1997.

              10.12    Quotaholders' Agreement among Marcos Ferretti, Sergio De
                       Cerqueira Leite, Stoneridge, Inc. and P.S.T. Industria
                       Eletronica da Amazonia Ltda dated October 29, 1997.

               27.6    Financial Data Schedule for the nine months ended September
                       30, 1997

               27.7    Financial Data Schedule for the nine months ended September
                       30, 1996