Form 10-K
period 1997-12-31
STONERIDGE INC
filed 1998-03-31
CIK 1043337

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 1997           COMMISSION FILE NUMBER 001-13337

                               STONERIDGE, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 OHIO                                34-1598949
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

 9400 EAST MARKET STREET, WARREN, OHIO                  44484
    (ADDRESS OF PRINCIPAL EXECUTIVE                  (ZIP CODE)
               OFFICES)

                                (330) 856-2443
              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                          EXCHANGE ON WHICH
         TITLE OF EACH CLASS                                 REGISTERED
         -------------------                           -----------------------
        Common Shares, no par
                value                                  New York Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  Based on the closing price of March 20, 1998, the aggregate market value of common stock held by nonaffiliates of the registrant was $223.4 million.

  The number of Common Shares, without par value, outstanding as of March 20, 1998 was 22,397,311.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 1998, into Part III, Items 10, 11, 12 and 13.

                                     INDEX

                          STONERIDGE, INC.--FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                                                           PAGE
                                                                           NO.
                                                                           ----
 PART I.
    Item 1.  Business...................................................     3
    Item 2.  Properties.................................................    10
    Item 3.  Legal Proceedings..........................................    10
    Item 4.  Submission of Matters to a Vote of Security Holders........    10
 PART II.
    Item 5.  Market for Registrant's Common Equity and Related
              Shareholder Matters.......................................    11
    Item 6.  Selected Financial Data....................................    12
    Item 7.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................    13
    Item 8.  Financial Statements and Supplementary Data................    17
    Item 9.  Changes in and Disagreements With Accountants on Accounting
              and Financial Disclosure..................................    36
 PART III.
    Item 10. Directors and Executive Officers of the Registrant.........    37
    Item 11. Executive Compensation.....................................    37
    Item 12. Security Ownership of Certain Beneficial Owners and
              Management................................................    37
    Item 13. Certain Relationships and Related Transactions.............    37
 PART IV.
    Item 14. Exhibits, Financial Statement Schedules, and Reports on
              Form 8-K..................................................    38
 SIGNATURES..............................................................   40

                          FORWARD-LOOKING STATEMENTS

  Portions of the Report contain "forward-looking statements" under the Private Securities Litigation Act of 1995. These statements appear in a number of places in the report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, the Company's (i) future product and facility expansion, (ii) acquisition strategy, and (iii) investments and new product development. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Factors which may cause actual results to differ materially from those in the forward-looking statements include, among other factors, the loss of a major customer, a decline in automotive, medium and heavy duty truck or agricultural vehicle production, the failure to achieve successful integration of any acquired company or business, or a decline in general economic conditions. Further information concerning issues that could, materially affect financial performance is contained in the Company's periodic filings with the Securities and Exchange Commission.

                                    PART I.

ITEM 1. BUSINESS

THE COMPANY

  The Company was founded in 1965 as a manufacturer of wire harnesses for the agricultural vehicle market. In 1987, the Company began to transition away from contract manufacturing into a value-added designer and manufacturer of highly engineered products by developing internal engineering capabilities and pursuing an acquisition program to expand product offerings. The Company completed its initial public offering on October 10, 1997 (the Offering).

  The Company is a leading independent designer and manufacturer of highly engineered electrical and electronic components, modules and systems for the automotive, medium and heavy duty truck and agricultural vehicle markets. The Company's products interface with a vehicle's mechanical and electrical systems to activate equipment and accessories, display and monitor vehicle performance, and control and distribute electrical power and signals. The Company has a leading market position in the design and manufacture of electrical and electronic modules and systems for the medium and heavy duty truck and agricultural vehicle markets. In the automotive market, the Company designs and manufactures specially designed and engineered electrical and electronic components and modules, typically on a sole-source basis.

RECENT ACQUISITIONS AND JOINT VENTURES

  In November 1995, the Company acquired the business, machinery and equipment, intellectual property rights and purchase contracts of the actuator business of an original equipment manufacturer (OEM) supplier.

  In April 1996, seeking to leverage its capabilities and diversify its OEM customer base, the Company acquired approximately 45% of Berifors AB (Berfiors), a Sweden-based manufacturer of electronic display panels and instrumentation for the European truck and commercial vehicle markets. In October 1997, the Company acquired the remaining 55% of Berifors, in exchange for 757,063 Common Shares, of which 52,500 Common Shares were held in escrow pending final closing in February 1998. As a result of this acquisition, the Company will be a worldwide supplier of instrumentation displays for heavy duty trucks to Mercedes Benz, Volvo and Scania.

  In October 1997, the Company purchased 50% of the outstanding common stock of PST Industria Eletronica da Amazonia Ltda. (Positron), a Brazilian electronic components business which specializes in electronic vehicle security devices. Total cash consideration paid by the Company with respect to this investment was $17.7 million including fees and expenses.

  In August 1997, the Company entered into two joint venture agreements with Connecto AB, a Swedish manufacturer of power distribution systems. Pursuant to the terms of the agreements the Company expects to pay approximately $2.4 million for a 60% interest in a Brazilian joint venture and $1.1 million for a 40% interest in a European joint venture. The joint ventures are establishing production facilities in Brazil and Europe for the purpose of manufacturing and selling power distribution systems in South America and Europe, respectively. In addition, the joint ventures will pursue sales and marketing efforts for other products and services of the joint venture partners.

DISCONTINUANCE OF CERTAIN CONTRACT MANUFACTURING BUSINESS

  A division of General Motors has notified the Company that it is discontinuing all outsourcing of its wire harness requirements under contract manufacturing arrangements. The Company believes that by 1999 the General Motors division will produce in-house substantially all of its wire harnesses requirements previously supplied by the Company, although no assurance can be given that such sales by the Company will not end at an earlier date. The Company's net sales under this arrangement totaled approximately $95.1 million, $105.6 million and $65.4 million for 1997, 1996 and for 1995, respectively, or approximately 21.2%, 29.0% and 23.5% of total net sales for such periods.

PRODUCTS

  The Company's products include vehicle electrical power and distribution systems, electronic and electrical switch products, electronic instrumentation and information display products, including the European instrumentation and information display products manufactured by Berifors, and actuator products.

  The Company's four principal product categories are:

  . Power Distribution Products. The Company designs and manufactures electrical power and signal distribution components, modules and systems, including fully integrated automotive and truck wiring systems and highly engineered products, such as power distribution panels, for the automotive, medium and heavy duty truck and agricultural vehicle markets. Power distribution systems regulate, coordinate and direct the operation of the entire electrical system within a vehicle or compartment. A significant portion of the Company's current power distribution business consists of contract manufacturing of wire harnesses for a division of General Motors.

  . Switch Products. The Company designs and manufactures integrated electronic and electromechanical switch products which include hidden switches and customer-activated switches. These switches transmit a signal to a control device which activates specific functions. Hidden switches are those switches which are not typically seen by vehicle passengers but are utilized to activate or deactivate selected functions such as brake lights, cruise control functions and electronic safety features related to air bag and anti-lock braking systems. Customer-activated switches are used by a vehicle's operator or passengers to manually activate headlights, rear defrosters, heated seats and other accessories. The Company sells these products principally to the automotive market.

  . Instrumentation and Information Display Products. The Company designs and manufactures electronic instrument clusters, driver message centers, power conversion products, tachographs, multiplexed modules and electrical systems and electronic switch modules. These products collect, store and display vehicle information such as speed, pressure, maintenance data, trip information, operator performance, temperature, distance traveled, and driver messages related to vehicle performance. These products utilize state-of-the-art hardware, software and multiplexing technology and are sold principally to the medium and heavy duty truck and agricultural vehicle markets.

  . Actuator Products. The Company designs and manufactures electromechanical actuator products that enable users to deploy power functions in a vehicle and can be designed to integrate switching and control functions. These products include power door lock and four-wheel-drive actuators and are sold principally to the automotive market.

  The following table sets forth the approximate composition by product group represented by a percentage of the Company's net sales for the three fiscal years ended December 31, 1997, 1996, and 1995.

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                               ----------------
                                                               1997  1996  1995
                                                               ----  ----  ----
   PRODUCT CATEGORY
   Power Distribution Systems:
     Contract Manufacturing (GM)..............................  21%   29%   23%
     Other Power Distribution Systems.........................  25    23    28
   Switch Products............................................  25    29    33
   Instrumentation and Information
     Display Products:
       North America and other................................  10    11    16
       Europe.................................................   2   --    --
     Actuator Products........................................  17     8   --
                                                               ---   ---   ---
   Total...................................................... 100%  100%  100%

PRODUCTION MATERIALS

  The principal production materials used in the Company's manufacturing processes include wire, cable, plastic housings, and certain electrical components such as fuses, relays, and connectors. The Company generally purchases such materials subject to annual contracts. Such materials are readily available from multiple sources, but the Company generally establishes collaborative relationships with a qualified supplier for each of its key production materials in order to lower costs and enhance service and quality.

PATENTS AND INTELLECTUAL PROPERTY

  The Company maintains and has pending various U.S. and foreign patents and other rights to intellectual property relating to its business, which it believes are appropriate to protect the Company's interests in existing products, new inventions, manufacturing processes and product developments. The Company does not believe any single patent is material to its business, nor would the expiration or invalidity of any patent have a material adverse effect on its business or its ability to compete. The Company is not currently engaged in any infringement litigation, nor are there any claims pending by or against the Company.

INDUSTRY CYCLICALITY AND SEASONALITY

  The markets for the Company's products have historically been cyclical. Because the Company's products are used principally in the production of vehicles for the automotive, medium and heavy duty truck and agricultural vehicle markets, its sales and therefore its results of operations are significantly dependent on the general state of the economy and other factors which affect these markets. A decline in automotive, medium and heavy duty truck and agricultural vehicle production could adversely impact the Company. Approximately 65%, 72% and 70 % of the Company's net sales in 1997, 1996 and 1995 respectively, were made to the automotive market and approximately 33%, 27% and 29% of the net sales in 1997, 1996 and 1995 respectively, were derived from the medium and heavy duty and agricultural vehicle markets.

  Demand for the Company's products has been seasonal. The Company typically experiences decreased net sales during the third calendar quarter of each year due to the impact of scheduled OEM plant shutdowns in July for vacations and new model changeovers. The fourth quarter is also impacted by plant shutdowns for the holidays.

RELIANCE ON MAJOR CUSTOMERS

  The Company is dependent on a small number of principal customers for a significant percentage of its net sales. The loss of any significant portion of its sales to these customers or any other significant customers would have a material adverse impact on the financial condition and results of operations of the Company. The contracts the Company has entered into with many of its customers provide for supplying the customers' requirements for a particular model, rather than for manufacturing a specific quantity of products. Such contracts range from one year to the life of the model, which is generally three to seven years. Therefore, the loss of a contract for a major model or a significant decrease in demand for certain key models or group of related models sold by any of the Company's major customers could have a material adverse impact on the Company. The Company also competes to supply products for successor models and is subject to the risk that the customer will not select the Company to produce products on any such model, which could have a material adverse impact on the financial condition and results of operations of the Company.

  The following table presents the major customers, as a percentage of net sales, of the Company for the years ended December 31, 1997, 1996 and 1995:

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                                 ----------------
                                                                 1997  1996  1995
                                                                 ----  ----  ----
   CUSTOMER
   General Motors...............................................  32%   39%   36%
   Ford.........................................................  21    18    13
   Deere........................................................  10    10    11
   Other........................................................  37    33    40
                                                                 ---   ---   ---
   Total........................................................ 100%  100%  100%

  The following table presents an overview of the major vehicle models for which the Company is producing components, modules or systems in 1997:

AUTOMOTIVE

CHRYSLER                FORD                            GM                              MAZDA
--------                ----                            --                              -----
Breeze                  Bronco                          Astro                           B2000
Caravan                 Continental                     Aurora                          Quest
Cherokee                Cougar                          Blazer
Cirrus                  Crown Victoria                  Bravada
Concorde                Econoline                       Bonneville
Dakota                  Escort                          C/K Pickup
Dodge N-Truck           Expedition                      Camaro
Durango                 Explorer                        Cavalier
Intrepid                F-Series Pickup                 Delta 88
LHS                     Grand Marquis                   Deville
Neon                    Mark VIII                       Firebird
Ram                     Mountaineer                     Grand Am
Sebring                 Mustang                         Grand Prix
Stratus                 Navigator                       Jimmy
Town & Country          Ranger                          LeSabre
T-300 Utility           Sable                           Park Avenue
Viper                   Taurus                          S-10
Vision                  Thunderbird                     Safari
Voyager                 Town Car                        Savanna
Wrangler                Tracer                          Seville STS/SLS
                        Villager                        Skylark
                        Windstar                        Sonoma
                                                        Sportvan
                                                        Suburban
                                                        Sunfire
                                                        Tahoe
                                                        Yukon

MEDIUM AND HEAVY DUTY TRUCK & AGRICULTURAL

DEERE                      FREIGHTLINER                MACK TRUCK
-----                      ------------                ----------
Combine (Models 93-96)     Class 5, 6, 7 (medium duty) Class 8 (heavy duty)
Four-Wheel Drive (Series
 9000)                     Class 8 (heavy duty)
MR Tractor (Series 7000)
Scimitar (Series 8000)
MERCEDES BENZ              MERCEDES BENZ
BRAZIL & MEXICO            EUROPE                      NAVISTAR
---------------            -------------               --------
Class 5,6 (medium duty)    Class 8 (heavy duty)        Class 5, 6, 7 (bus/medium duty)
                                                       Class 8 (heavy duty)
PACCAR                     SCANIA                      VOLVO TRUCK CORPORATION
------                     ------                      -----------------------
Class 8 (heavy duty)       Class 8 (heavy duty)        Class 7, 8 (heavy duty)

BACKLOG

  The majority of the Company's products are not on a backlog status. They are produced from readily available materials such as wire, cable, housings and electronic components and have a relatively short manufacturing cycle. Each operating unit of the Company maintains its own inventories and production schedules. Production capacity is adequate to handle current requirements and will be expanded to handle increased growth where needed.

COMPETITION

  Markets for the Company's products are highly competitive. Quality, service, price, timely delivery, and technological innovation are the primary elements of competition. The Company competes for new business both at the beginning of the development of new models and upon the redesign of existing models. New model development generally begins two to five years before the marketing of such models to the public. Once a supplier has been selected to provide parts for a new program, an OEM usually will continue to purchase those parts from the selected supplier for the life of the program, although not necessarily for any model redesigns.

PRODUCT DEVELOPMENT

  In order to increase its vehicle platform penetration, the Company has invested, and intends to continue to invest, significant amounts in its technology and design capabilities. The Company's product development expenditures were $14.1 million, $9.3 million and $6.7 million for 1997, 1996 and 1995, respectively, or 4.0%, 3.6% and 3.1% of core electrical and electronic components, modules and systems sales for such periods. These development efforts have strengthened the Company's ability to provide higher value-added products and systems, and have resulted in the introduction of new products such as the four-wheel-drive actuator (shift on demand) and the auto-stick (which enables a driver to manually shift an automatic transmission using a unique electronic switch). The Company's technical centers in Massachusetts, Michigan, Ohio, Brazil, Mexico and Sweden develop and test both new and existing products and concepts. In addition, through its advanced technologies group comprised of dedicated engineers, the Company concentrates on the development of its next generation of products. To further increase vehicle platform penetration, the Company has developed collaborative relationships with the design and engineering departments of its key OEM customers. These collaborative efforts have resulted both in the development of new and complementary products and the enhancement of existing products.

ENVIRONMENTAL AND OTHER REGULATIONS

  The Company's operations are subject to various federal, state, local and foreign laws and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. The Company believes that its business, operations and facilities have been and are being operated in compliance in all material respects with applicable environmental and health and safety laws and regulations, many of which provide for substantial fines and criminal sanctions for violations.

EMPLOYEES

  As of December 31, 1997, the Company, including Berifors, had approximately 4,400 employees, approximately 1,300 of whom were salaried and the balance of whom were paid on an hourly basis. Except for certain employees located in Chihuahua, Mexico, and Orebro and Stockholm, Sweden, the Company's employees are not represented by a union. The Company believes that its relations with its employees are excellent. The Company believes strongly in employee education and sponsors a number of educational opportunities and programs for its employees.

EXECUTIVE OFFICERS

  The executive officers of the Company are as follows:

          NAME           AGE                                    POSITION
          ----           ---                                    --------
D.M. Draime.............  64 Chairman of the Board of Directors, Assistant Secretary and Director
Cloyd J. Abruzzo........  47 President, Chief Executive Officer, Assistant Treasurer and Director
Kevin P. Bagby..........  46 Vice President of the Company, Chief Financial Officer and Treasurer
Sten Forseke............  38 Vice President of the Company and Managing Director of Berifors
Gerald V. Pisani........  57 Vice President of the Company and President of Pollak Engineered Products Group
David L. Thomas.........  48 Vice President of the Company and President of Alphabet Group
Avery S. Cohen..........  61 Secretary and Director

  D.M. Draime, founder of the Company, has served as Chairman of the Board of Directors of the Company and its predecessors since 1965 and as a director of the Company since 1988.

  Cloyd J. Abruzzo has served as President and Chief Executive Officer of the Company or its predecessors since June 1993 and as a director of the Company since 1990. From 1984 to June 1993, Mr. Abruzzo was the Vice President and Chief Financial Officer of the Company or its predecessor. Mr. Abruzzo serves as a director of Second National Bank of Warren.

  Kevin P. Bagby has served as Vice President of the Company, Chief Financial Officer and Treasurer since joining the Company in July 1995. Mr. Bagby was employed by Kelsey-Hayes as Director of Business Analysis from June 1994 to July 1995 and as Director of Finance for the Foundation Brakes Business Unit from January 1991 to June 1994.

  Sten Forseke, a co-founder of Berifors, has served as Vice President of the Company since the acquisition of Berifors in 1997 and Managing Director of Berifors since 1988.

  Gerald V. Pisani has served as Vice President of the Company since 1989 and President of the Pollak Engineered Products Group since 1985.

  David L. Thomas has served as Vice President of the Company and President of the Company's Alphabet Group since 1989.

  Avery S. Cohen has served as Secretary and a director of the Company since 1988. He has been a partner in the law firm of Baker & Hostetler LLP since 1993. From 1989 to 1993, Mr. Cohen was a partner with the law firm of Benesch, Friedlander, Coplan & Aronoff.

ITEM 2. PROPERTIES

  The Company currently owns or leases nine manufacturing facilities, which together contain approximately one million square feet of manufacturing space. The following table provides information regarding the Company's facilities:

                                                             OWNED/
                                                             LEASED   SQUARE
        LOCATION                         USE                 STATUS   FOOTAGE
        --------                         ---                 ------   -------
Arlington Heights,
Illinois                   Sales/Engineering Office          Leased     1,000
Boston, Massachusetts      Division Office & Manufacturing   Owned    166,100
Canton, Massachusetts      Division Office & Manufacturing   Owned    126,500
Cortland, Ohio             Engineering Office                Leased    11,400
El Paso, Texas             Office/Warehouse                  Leased    22,400
Greenwood, South
Carolina(1)                Manufacturing                     Leased    56,000
Kent, Ohio                 Manufacturing                     Owned     70,000
Mebane, North Carolina     Manufacturing                     Leased    51,000
Orwell, Ohio               Manufacturing                     Owned     72,000
Portland, Indiana          Manufacturing                     Owned    196,000
Southfield, Michigan       Sales/Engineering Office          Leased     4,200
Warren, Ohio               Corporate Office                  Owned      7,500
Warren, Ohio               Division Office                   Leased    15,300
Bromma, Sweden             Division Office & Engineering     Leased    16,100
Chihuahua, Mexico          Manufacturing                     Owned    133,000
Eschborn, Germany          Sales/Engineering Office          Leased       100
Juarez, Mexico             Manufacturing                     Owned    178,000
Munich, Germany            Sales/Engineering Office          Leased     1,000
Orebro, Sweden             Manufacturing                     Leased    56,000
Sao Paulo, Brazil          Sales/Engineering Office          Leased       200
Stuttgart, Germany         Sales/Engineering Office          Leased     1,000

--------
(1) Plant idled in first quarter of 1997.

  Positron, a 50% equity investment of the Company, leases a production facility in Manaus, Brazil, and owns a sales office in Campinas, Brazil.

ITEM 3. LEGAL PROCEEDINGS

  The Company has no pending litigation which it believes will have a material adverse impact upon the Company. The Company is subject to the risk of exposure to product liability claims in the event that the failure of any of its Company will not experience any material product liability losses in the future. In addition, if any of the Company's products causes personal injury or death to users of the Company's products, and there can be no assurance that the products prove to be defective, the Company may be required to participate in a government-imposed or OEM-instituted recall involving such products. The Company maintains insurance against such liability claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                   PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

  (a) On March 20, 1998, the Company had 22,397,311 shares of its Common Shares with no par value outstanding, which were owned by 3,475 shareholders of record.

  The Company has neither paid nor declared dividends on its Common Share since its Offering, except for the payment or declaration of S-corporation distributions of $85,600,000 to pre-Offering shareholders. The Company currently intends to retain earnings for acquisitions, working capital, capital expenditures, general corporate purposes and reduction in outstanding indebtedness. Accordingly, the Company does not expect to pay cash dividends in the foreseeable future.

  High and low sales prices (as reported on the New York Stock Exchange "NYSE" composite tape) for the Common Shares for each quarter during 1996 and 1997.

        QUARTER ENDED                                               HIGH      LOW
        -------------                                               ----      ---
   1996 March 31..................................................  N/A       N/A
        June 30...................................................  N/A       N/A
        September 30..............................................  N/A       N/A
        December 31...............................................  N/A       N/A
   1997 March 31..................................................  N/A       N/A
        June 30...................................................  N/A       N/A
        September 30..............................................  N/A       N/A
        December 31...............................................  20 13/16   14

--------
N/A--The Company began trading on the NYSE on October 10, 1997.

  The Company's Common Shares are traded on the NYSE under the symbol SRI.

ITEM 6. SELECTED FINANCIAL DATA

  The following table sets forth selected historical and pro forma financial data for the Company and should be read in conjunction with the consolidated financial statements and notes related thereto and other financial information included elsewhere herein. The selected historical data for the years ended December 31, 1997, 1996, 1995 and 1994 are derived from the Company's consolidated financial statements, which were audited by Arthur Andersen LLP, the Company's independent accountants. The selected historical data for the year ended December 31, 1993 is derived from the unaudited combined financial statements of the Company. These combined financial statements of the Company have been prepared on a basis consistent with the Company's audited financial statements.

                                            YEAR ENDED DECEMBER 31,
                                 ---------------------------------------------
                                 1997(2)  1996(2)  1995(2)    1994    1993(1)
                                 -------- -------- -------- -------- ---------
                                                                     UNAUDITED
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales....................... $449,506 $363,748 $278,043 $225,531 $187,413
Gross profit....................  108,192   75,606   66,331   60,557   47,480
Operating income................   52,366   28,912   28,822   28,015   15,610
Income before income taxes......   50,895   24,595   26,808   25,671   13,389
Net income...................... $ 46,964 $ 24,071 $ 26,154 $ 26,666 $  8,995
                                 ======== ======== ======== ======== ========
Basic and diluted earnings per
 share.......................... $   2.92 $   1.73 $   1.88 $   1.92 $   0.65
                                 ======== ======== ======== ======== ========
PRO FORMA DATA:
Income before income taxes...... $ 50,895 $ 24,595 $ 26,808 $ 25,671 $ 13,389
Provision for income taxes......   21,181   10,295   10,991   10,525    5,489
                                 -------- -------- -------- -------- --------
Pro forma net income............ $ 29,714 $ 14,300 $ 15,817 $ 15,146 $  7,900
                                 ======== ======== ======== ======== ========
Pro forma basic and diluted net
 income per share............... $   1.36 $   0.66 $   0.73 $   0.70 $   0.37
                                 ======== ======== ======== ======== ========
OTHER DATA:
Research and development
 expense........................ $ 14,114 $  9,263 $  6,664 $  5,997 $  5,096
Capital expenditures............   12,256   14,083   14,767    9,046    5,669
Depreciation and amortization...   13,237    9,966    7,979    6,870    6,696
BALANCE SHEET DATA:
Working capital................. $ 44,856 $ 39,957 $ 34,851 $ 30,654 $ 21,246
Total assets....................  235,073  178,487  172,298  119,915  130,162
Long-term debt, less current
 portion........................    9,139   51,156   47,999   28,845   29,784
Shareholders' equity............  157,210   84,633   73,720   63,112   49,946

--------
(1) Results reflect the combined results of operations and financial position of Stoneridge Inc., Alphabet Inc. and Alphastac, Inc. (Pollak).
(2) Results reflect the acquisition of an automotive product line in November 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

 Year Ended December 31, 1997 Compared To Year Ended December 31, 1996

  Net Sales. Net sales for 1997 increased by $85.8 million, or 23.6%, to $449.5 million from $363.7 million in 1996. Sales of core electrical and electronic components, modules and systems increased by $96.2 million, or 37.3%, to $354.4 million during 1997 compared with $258.2 million in 1996. Net sales of contract manufacturing wire harnesses of $95.1 million were 9.9% lower than 1996, reflecting declining customer production levels. As expected, contract manufacturing sales declined to 21.2 % of total sales revenue for the year compared with 29.0% in 1996. Concurrent with its initial public offering, the Company acquired Berifors AB, a Swedish manufacturer of electronic instrumentation and information display systems. The acquisition, which occurred in October 1997, increased sales revenue by $10.1 million in 1997. Excluding the impact of the Berifors AB acquisition, sales revenue of core products increased by $86.1 million, or 33.3%, compared with 1996.

  Sales for 1997 of actuator products increased by $41.8 million to $72.3 million from $30.5 million in 1996. Full production of actuator products (acquired in late 1995) was not reached until approximately November 1996. The 1997 launch of a new four-wheel-drive actuator product significantly increased shipments of actuator products. Sales for 1997 of power distribution products, exclusive of contract manufacturing, increased by $25.7 million, or 30.8%, to $109.2 million due to increased market penetration in the medium and heavy duty truck market and higher net sales to the agricultural vehicle market of $15.5 million and $7.1 million, respectively. Passenger car/light truck market product introductions increased power distribution sales by $3.1 million. Sales for 1997 of electrical instrumentation and information displays increased by $8.6 million, or 22.9%, due principally to the introduction of new information clusters for the medium and heavy duty truck market. Sales for 1997 of switch products increased by $5.4 million, or 5.0%, reflecting higher production levels in served markets and new product launches.

  Cost of Goods Sold. Cost of goods sold for 1997 increased by $53.2 million, or 18.5%, to $341.3 million from $288.1 million in 1996. As a percentage of sales, cost of goods sold decreased to 75.9% in 1997 from 79.2% in 1996 while the corresponding gross profit margin increased to 24.1% in 1997 from 20.8% in 1996. The improvement in gross profit margin primarily resulted from improved operating leverage associated with increased actuator product sales. The consolidation of two power distribution/contract manufacturing facilities eliminated certain fixed costs and also contributed to the increase in gross margin. In addition, gross margin was favorably impacted by increased efficiencies resulting from higher production of power distribution, switch and electronic instrumentation and information display systems.

  Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses for 1997 increased by $9.1 million, or 19.5%, to $55.8 million from $46.7 million in 1996. As a percentage of sales, SG&A expenses decreased to 12.4% for 1997 from 12.8% in 1996. The acquisition of Berifors AB increased SG&A by $2.2 million, which included $1.6 million in product development costs, compared with the same period in 1996. Product development expenses increased $4.9 million in 1997 or 52.4% to $14.1 million from $9.2 million in 1996. This increase included the $1.6 million for Berifors AB, medium and heavy-duty truck instrumentation and information display products were responsible for $1.8 million and the remaining $1.5 million was primarily spent on the actuator product line. An additional $2.0 million of marketing and administrative expense was also due to the launch of the actuator product line. Other marketing support and administrative overhead costs increased an additional $5.9 million due to increased infrastructure requirements to support higher sales levels. These increases were offset by a $4.3 million decrease in expenses due to the expiration of the actuator products transition services agreement in October 1996.

  Interest Expense. Interest expense for 1997 decreased by $1.1 million, or 25.8%, to $3.2 million from $4.3 million in 1996. The decrease was due to a lower average outstanding indebtedness.

  Other Income. Other income of $1.7 million for 1997 represents a gain on the sale of certain transportation equipment. The Company received cash proceeds of $2.3 million from the sale, which were used to retire a note payable collateralized by the transportation equipment.

  Income Before Income Taxes. As a result of the foregoing, income before taxes increased by $26.3 million for 1997 to $50.9 million from $24.6 million in 1996.

  Provision for Income Taxes. Prior to October 1997, the Company was an S corporation for federal and, where qualified, state income tax purposes. Accordingly, the Company recognized provisions for income taxes of $5.1 million and $0.5 million for federal, state and foreign income taxes for 1997 and 1996, respectively. Had the Company been subject to federal and state income taxes at the corporate level for all of 1997 and 1996, the Company would have recorded provisions for income taxes of $21.2 million and $10.3 million for 1997 and 1996, respectively.

  Income Tax Benefit from the Reinstatement of Deferred Taxes. In connection with the Company's initial public offering in October 1997, the Company terminated its S corporation status. Accordingly, the Company became subject to federal and state income taxes as a C corporation. As a result, a net current deferred income tax asset and a net non-current deferred income tax liability of $4.1 million and $ 2.9 million, respectively, were recorded with an offsetting benefit to income of $1.2 million.

  Net Income. As a result of the foregoing, net income increased by $22.9 million, or 95.1%, to $47.0 million in 1997 from $24.1 million in 1996. Had the Company been subject to federal and state income taxes at the corporate level, the Company's pro forma net income would have been $29.7 million and $14.3 million for 1997 and 1996, respectively.

 Year Ended December 31, 1996 Compared To Year Ended December 31, 1995

  Net Sales. Net sales for 1996 increased by $85.7 million, or 30.8%, to $363.7 million from $278.0 million in 1995. Of this increase, $53.4 million was due to materials purchased for contract manufacturing (previously supplied by the customer) with a division of General Motors. Such increase was partially offset by a 20.3% decline in unit volume, or $13.3 million of net sales. The acquisition of the actuator business in 1995 increased 1996 net sales by approximately $29.5 million. In addition, increased market penetration related to switch products and power distribution products resulted in increased sales of $12.4 million and $8.7 million, respectively. Partially offsetting these increases, net sales of power distribution, instrumentation and information displays product lines decreased by $15.9 million as a result of lower OEM production volumes of medium and heavy duty trucks and a decline in the market share of an automotive OEM customer. Net sales of power distribution products to the agricultural vehicle market increased by $5.6 million.

  Cost of Goods Sold. Cost of goods sold for 1996 increased by $76.4 million, or 36.1%, to $288.1 million from $211.7 million in 1995. As a percentage of net sales, cost of goods sold increased to 79.2% in 1996 from 76.1% in 1995, while the corresponding gross profit margin decreased to 20.8% in 1996 from 23.9% in 1995. The change in the contract manufacturing arrangement with the division of General Motors caused a reduction in gross profit margin of 1.7%. Gross profit was adversely impacted by start-up inefficiencies and $1.0 million of expenses associated with the relocation of switch production to the Company's new Canton, Massachusetts, facility. The remaining decrease was related to the decline in volume of instrumentation and information displays and power distribution product lines.

  Selling, General and Administrative Expenses. SG&A expenses for 1996 increased by $9.2 million, or 24.5%, to $46.7 million from $37.5 million in 1995. As a percentage of net sales, SG&A expenses decreased to 12.8% in 1996 from 13.5% in 1995 because the change in the contract manufacturing arrangement with a division of General Motors had minimal effect on SG&A expenses. The transitional services agreement expense related to the commercial and process engineering support for the relocation of the actuator business increased SG&A expenses by $4.3 million in 1996 compared with $0.9 million in 1995. These costs were incurred from

November 1995 to October 1996. Product development and engineering costs increased by $2.6 million, or 39.0%, as a result of costs associated with the launch of power distribution systems and instrument displays for a medium duty vehicle, the launch of the four-wheel-drive and new door lock actuator products and development costs associated with products to be launched in 1998. Costs associated with marketing and technical resource enhancements to provide improved customer support accounted for $1.4 million of the increase in SG&A expenses.

  Interest Expense. Interest expense for 1996 increased by $2.3 million to $4.3 million from $2.0 million in 1995. The increase was due to additional borrowings to finance the acquisition of the actuator products business in November 1995 and the initial investment in Berifors AB in April 1996. In addition, the average borrowing rate increased to 7.4% in 1996 from 7.0% in 1995.

  Income Before Income Taxes. As a result of the foregoing, income before income taxes decreased by $2.2 million, or 8.2%, to $24.6 million in 1996 from $26.8 million in 1995.

  Provision for Income Taxes. Prior to the Offering, the Company was an S corporation for federal and, where qualified, state income tax purposes. Accordingly, the Company recognized provisions for income taxes of $0.5 million and $0.7 million for foreign income and state franchise taxes in 1996 and 1995, respectively. Had the Company been subject to federal and state income taxes at the corporate level, the Company would have recognized provisions for income taxes of approximately $10.3 million in 1996.

  Net Income. As a result of the foregoing, net income decreased by $2.1 million, or 8.0%, to $24.1 million in 1996 from $26.2 million in 1995. Had the Company been subject to federal and state income taxes at the corporate level, the Company's net income for 1996 would have been $14.3 million.

LIQUIDITY AND CAPITAL RESOURCES

  The net cash provided by operating activities for 1997 and 1996 was $63.8 million and $25.3 million, respectively. The increase in cash provided by operating activities for 1997 as compared with 1996 was $38.5 million. The increase in cash provided by operating activities was the result of higher net income of $22.9 million and a decrease in working capital requirements and other operating assets of $15.6 million.

  The net cash used for investing activities in 1997 and 1996 was $27.7 million and $18.1 million, respectively. The increase in cash used from investing activities of $9.6 million for 1997 as compared with 1996 was a result of lower net capital expenditures of $1.8 million, a decrease in proceeds from the sale of fixed assets of $2.5 million and nonrecurring investments in Berifors AB of $8.8 million in April 1996 and in PST Industria Eletronica da Amazonia Ltda. (Positron) of $17.7 million in 1997.

  Net cash used for financing activities for 1997 and 1996 was $35.2 million and $7.1 million, respectively. Cash distributions for 1997 and 1996 were $105.0 million and $13.2 million, respectively. Proceeds from the exercise of share options were $2.5 million for the year ended December 31, 1997. In October 1997, the Company completed its initial public offering of 6,727,500 common shares, resulting in net proceeds of $108.7 million. Concurrent with the initial public offering, certain officers and management of the company purchased 510,181 common shares, resulting in net proceeds of $8.3 million. Net proceeds from these offerings were used to pay an S corporation distribution and to repay borrowings under the credit facility.

  As a result of the foregoing, net borrowings under the credit facility decreased $47.4 million in 1997 while net borrowings under the credit facility increased $2.7 million in 1996.

  The Company has a $125.0 million unsecured credit facility (of which $0.5 million was outstanding as of December 31, 1997), which expires on June 30, 2002. Interest on the credit facility is payable at the Company's option at either prime rate or LIBOR plus 0.75% to 2.0%. Currently the Company is borrowing at LIBOR plus 0.75%. The Company has entered into two interest rate swap agreements with notional amounts of $25.0 million and $20.0 million. The interest rate swap agreements exchange the variable interest rate on the credit facility for fixed rates. The Company does not use derivatives for speculative or profit-motivated purposes.

INFLATION

  Management believes that the Company's operations have not been adversely affected by inflation.

YEAR 2000 INITIATIVE

  The Company has performed an assessment of its computer systems to determine their compliance with the Year 2000. Based on this assessment, some of the Company's internal information systems are in the process of being upgraded or replaced with Year 2000-compliant systems. The Company will use internal and external resources to replace, reprogram and test software and hardware, where necessary, to ensure Year 2000 compliance. The Company is also communicating with its customers, suppliers, financial institutions and others to coordinate the Year 2000 conversion. The majority of the systems are planned to be completed by December 1998 and the entire Year 2000 project by July 1999. The total cost of the project is not expected to have a material effect on the Company's financial condition or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                                          PAGE
                                                                          ----
CONSOLIDATED FINANCIAL STATEMENTS:
Report of Independent Public Accountants.................................  18
Consolidated Balance Sheets as of December 31, 1997 and 1996.............  19
Consolidated Statements of Income for the Years Ended December 31, 1997,
 1996 and 1995...........................................................  20
Consolidated Statements of Shareholders' Equity for the Years Ended
 December 31, 1997, 1996 and 1995........................................  21
Consolidated Statements of Cash Flows for the Years Ended December 31,
 1997, 1996 and 1995.....................................................  22
Notes to Consolidated Financial Statements...............................  23
Unaudited Quarterly Financial Data.......................................  33
FINANCIAL STATEMENT SCHEDULE:
Report of Independent Public Accountants.................................  34
Schedule II--Valuation and Qualifying Accounts...........................  35

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Stoneridge, Inc.:

  We have audited the accompanying consolidated balance sheets of Stoneridge, Inc. (an Ohio corporation) and Subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stoneridge, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Cleveland, Ohio,
February 9, 1998

                       STONERIDGE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                               DECEMBER 31,
                                                             ------------------
                                                               1997      1996
                                                             --------  --------
                                                              (IN THOUSANDS)
ASSETS
Current Assets:
  Cash and cash equivalents................................. $  1,338  $    357
  Accounts receivable, less allowance for doubtful accounts
   of $231 and $265.........................................   57,873    46,783
  Inventories...............................................   38,594    30,158
  Deferred income taxes.....................................    5,829       --
  Prepaid expenses and other................................    6,842     5,357
                                                             --------  --------
    Total current assets....................................  110,476    82,655
                                                             --------  --------
Property, Plant and Equipment, net..........................   58,696    55,200
Other Assets:
  Goodwill and other intangible assets, net.................   46,892    30,769
  Investments and other.....................................   19,009     9,863
                                                             --------  --------
    Total Assets............................................ $235,073  $178,487
                                                             ========  ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt......................... $    456  $  3,001
  Accounts payable..........................................   31,459    21,365
  Accrued expenses and other................................   31,105    17,232
  Accrued shareholder distributions.........................    2,600     1,100
                                                             --------  --------
    Total current liabilities...............................   65,620    42,698
                                                             --------  --------
Long-Term Debt, net of current portion......................    9,139    51,156
Deferred Income Taxes.......................................    3,104       --
                                                             --------  --------
    Total long term liabilities.............................   12,243    51,156
                                                             --------  --------
Shareholders' Equity:
  Preferred shares, without par value, 5,000,000 authorized,
   none issued..............................................      --        --
  Common shares, without par value, 60,000,000 authorized,
   22,397,311 outstanding at December 31, 1997 and
   13,964,448 outstanding at December 31, 1996, stated at...      --        --
  Additional paid-in capital................................  141,506     9,195
  Retained earnings.........................................   15,930    75,438
  Cumulative currency translation adjustment................     (226)      --
                                                             --------  --------
                                                              157,210    84,633
                                                             --------  --------
    Total Liabilities and Shareholders' Equity.............. $235,073  $178,487
                                                             ========  ========

        The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                       STONERIDGE, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                       FOR THE YEARS ENDED
                                                           DECEMBER 31,
                                                    ---------------------------
                                                      1997      1996     1995
                                                    --------  -------- --------
                                                    (IN THOUSANDS, EXCEPT FOR
                                                         PER SHARE DATA)
Net Sales.......................................... $449,506  $363,748 $278,043
Costs and Expenses:
  Cost of goods sold...............................  341,314   288,142  211,712
  Selling, general and administrative expenses.....   55,826    46,694   37,509
                                                    --------  -------- --------
    Operating income...............................   52,366    28,912   28,822
  Gain on sale of fixed assets.....................   (1,733)      --       --
  Interest expense, net............................    3,204     4,317    2,014
                                                    --------  -------- --------
Income Before Income Taxes.........................   50,895    24,595   26,808
                                                    --------  -------- --------
  Provision for income taxes.......................    5,098       524      654
  Income tax benefit from the reinstatement of
   deferred income taxes...........................   (1,167)      --       --
                                                    --------  -------- --------
Net Income......................................... $ 46,964  $ 24,071 $ 26,154
                                                    ========  ======== ========
Basic and Diluted Net Income per Share............. $   2.92  $   1.73 $   1.88
                                                    ========  ======== ========
Weighted Average Shares Outstanding................   16,073    13,941   13,909
                                                    ========  ======== ========
PRO FORMA INCOME DATA (UNAUDITED):
Income before income taxes......................... $ 50,895  $ 24,595 $ 26,808
Pro forma adjustment--provision for income taxes...   21,181    10,295   10,991
                                                    --------  -------- --------
Pro forma net income............................... $ 29,714  $ 14,300 $ 15,817
                                                    ========  ======== ========
Pro forma basic and diluted net income per share... $   1.36  $   0.66 $   0.73
                                                    ========  ======== ========
Pro forma weighted average shares outstanding......   21,830    21,655   21,584
                                                    ========  ======== ========


        The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                       STONERIDGE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                               CUMULATIVE
                                    ADDITIONAL  CURRENCY
                          NUMBER OF  PAID-IN   TRANSLATION RETAINED
                           SHARES    CAPITAL    AND OTHER  EARNINGS     TOTAL
                          --------- ---------- ----------- ---------  ---------
                                             (IN THOUSANDS)
BALANCE, DECEMBER 31,
 1994...................   13,909    $  7,958     $ --     $  55,154  $  63,112
Net income..............      --          --        --        26,154     26,154
Distributions declared..      --          --        --       (15,546)   (15,546)
                           ------    --------     -----    ---------  ---------
BALANCE, DECEMBER 31,
 1995...................   13,909       7,958       --        65,762     73,720
Net income..............      --          --        --        24,071     24,071
Exercise of stock
 options, net...........       55         225       --           --         225
Compensation expense
 from stock option
 plans..................      --          450       --           --         450
Capital contribution....      --          562       --           --         562
Distributions declared..      --          --        --       (14,395)   (14,395)
                           ------    --------     -----    ---------  ---------
BALANCE, DECEMBER 31,
 1996...................   13,964       9,195       --        75,438     84,633
Net income..............      --          --        --        46,964     46,964
Compensation expense
 from stock option
 plans..................      --          450       --           --         450
Exercise of stock
 options................      438       2,513       --           --       2,513
Issuance of shares in
 public offering, net...    6,728     108,693       --           --     108,693
Issuance of shares to
 Company management.....      510       8,326       --           --       8,326
Acquisition of Berifors
 AB.....................      757      12,329       --           --      12,329
Distributions declared..      --          --        --      (106,472)  (106,472)
Currency translation
 adjustments............      --          --       (226)         --        (226)
                           ------    --------     -----    ---------  ---------
BALANCE, DECEMBER 31,
 1997...................   22,397    $141,506     $(226)   $  15,930  $ 157,210
                           ======    ========     =====    =========  =========


        The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                       STONERIDGE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     FOR THE YEARS ENDED
                                                        DECEMBER 31,
                                                 -----------------------------
                                                   1997       1996      1995
                                                 ---------  --------  --------
                                                       (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income.....................................  $  46,964  $ 24,071  $ 26,154
Adjustments to reconcile net income to net cash
 from operating activities--
  Depreciation and amortization................     13,237     9,966     7,979
  Deferred income taxes........................     (1,087)      --        --
  Gain on sale of fixed assets.................     (1,733)      --        --
  Compensation expense for stock options.......        450       450       --
  Income tax benefit from the reinstatement of
   deferred income taxes.......................     (1,167)      --        --
  Changes in operating assets and liabilities--
    Accounts receivable, net...................     (5,521)    2,694   (18,504)
    Inventories................................     (4,036)   (3,730)   (4,495)
    Prepaid expenses and other.................     (1,564)    4,599    (4,609)
    Other assets, net..........................       (466)   (1,014)       23
    Accounts payable...........................      6,526   (12,854)   19,560
    Accrued expenses and other.................     12,228     1,089     3,262
                                                 ---------  --------  --------
      Net cash from operating activities.......     63,831    25,271    29,370
                                                 ---------  --------  --------
INVESTING ACTIVITIES:
Capital expenditures...........................    (12,256)  (14,083)  (14,767)
Proceeds from sale of fixed assets.............      2,300     4,850       --
Equity investments.............................    (17,722)   (8,834)      --
Acquisitions, net of stock issued and cash
 acquired......................................        --        --    (18,800)
                                                 ---------  --------  --------
      Net cash from investing activities.......    (27,678)  (18,067)  (33,567)
                                                 ---------  --------  --------
FINANCING ACTIVITIES:
Cash distributions paid........................   (104,972)  (13,201)  (15,546)
Proceeds from long-term debt...................        789     3,512       --
Repayments of long-term debt...................     (3,072)     (410)     (247)
Net borrowings (repayments) under credit
 facility......................................    (47,449)    2,745    19,200
Stock options exercised, net...................      2,513       225       --
Proceeds from issuance of common shares, net...    117,019       --        --
                                                 ---------  --------  --------
      Net cash from financing activities.......    (35,172)   (7,129)    3,407
                                                 ---------  --------  --------
NET CHANGE IN CASH AND CASH EQUIVALENTS........        981        75      (790)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD........................................        357       282     1,072
                                                 ---------  --------  --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.....  $   1,338  $    357  $    282
                                                 =========  ========  ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
Cash paid for interest.........................  $   3,281  $  3,844  $  1,892
                                                 =========  ========  ========
Cash paid for income taxes.....................  $     591  $    383  $    922
                                                 =========  ========  ========
NONCASH INVESTING AND FINANCING ACTIVITIES:
Common shares issued for acquisition of
 Berifors AB...................................  $  12,329  $    --   $    --
                                                 =========  ========  ========

        The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                       STONERIDGE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

1. ORGANIZATION AND NATURE OF BUSINESS

  Effective January 1, 1994, Alphabet, Inc. (Alphabet) and Alphastac, Inc. (Alphastac) were merged into Stoneridge, Inc. (Stoneridge). Stoneridge was the surviving entity of the above merger transaction. Since Alphabet, Alphastac and Stoneridge shared common ownership, the merger of these entities was accounted for in a manner similar to a pooling of interest.

  Stoneridge is an independent designer and manufacturer of engineered electrical and electronic components, modules and systems for the automotive, medium and heavy duty truck, and agricultural vehicle markets and operates in one business segment.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Presentation

  The accompanying consolidated financial statements include the accounts of Stoneridge and its majority-owned subsidiaries (collectively, the Company). All significant intercompany balances have been eliminated in consolidation.

 Cash and Cash Equivalents

  The Company considers all short-term investments with original maturities of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value.

 Accounts Receivable

  Revenues are principally generated from the automotive, medium and heavy duty truck, and agricultural vehicle markets. Due to the nature of these industries, a significant portion of sales and related accounts receivable are concentrated in a relatively low number of customers. In 1997, three customers accounted for approximately 32%, 21% and 10% of net sales, while the top five customers accounted for 76% of net sales. The same three customers accounted for approximately 39%, 18% and 10% of the Company's 1996 net sales, and its top five customers accounted for approximately 76% of its 1996 net sales. Accounts receivable from the Company's five largest customers aggregated approximately $45,210 and $38,383 at December 31, 1997, and 1996, respectively.

  A division of General Motors has notified the Company that it is discontinuing all outsourcing of its wire harness requirements under contract manufacturing arrangements. The Company believes that by 1999, the General Motors division will produce in-house substantially all of its wire harness requirements previously supplied by the Company, although no assurance can be given that such sales by the Company will not end at an earlier date. In 1997, the Company's net sales under this arrangement totaled approximately $95.1 million and contributed approximately $6.7 million in operating income. There can be no assurance that the Company will be able to offset reductions in its sales and operating profits resulting from the reduction in sales to the General Motors division.

                       STONERIDGE, INC. AND SUBSIDIARIES

              (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

 Inventories

  Inventories are valued at the lower of cost or market, determined by using the last-in, first-out (LIFO) method of inventory accounting. Inventory cost includes material, labor and overhead. Inventories consist of the following at December 31:

                                                                1997     1996
                                                               -------  -------
   Raw materials.............................................. $24,725  $17,983
   Work in progress...........................................   9,397    6,063
   Finished goods.............................................   6,723    8,224
   Less-LIFO reserve..........................................  (2,251)  (2,112)
                                                               -------  -------
     Total.................................................... $38,594  $30,158
                                                               =======  =======

 Property, Plant and Equipment

  Property, plant and equipment are recorded at cost and consists of the following at December 31:

                                                                 1997    1996
                                                               -------- -------
   Land and land improvements................................. $  3,756 $ 3,724
   Buildings and improvements.................................   32,795  27,718
   Machinery and equipment....................................   37,154  32,947
   Office furniture and fixtures..............................    8,242   8,270
   Tooling....................................................   16,729  13,630
   Vehicles...................................................    3,977   3,911
   Leasehold improvements.....................................    1,018   1,416
                                                               -------- -------
                                                                103,671  91,616
   Less Accumulated depreciation and amortization.............   44,975  36,416
                                                               -------- -------
                                                               $ 58,696 $55,200
                                                               ======== =======

  Depreciation is provided by both the straight-line and accelerated methods over the estimated useful lives of the assets. Depreciation expense for the years ended December 31, 1997, 1996 and 1995 was $11,273, $8,686 and $7,284,
respectively. Depreciable lives within each property classification are as follows:

   Buildings and improvements....................................... 10-40 years
   Machinery and equipment..........................................  5-10 years
   Office furniture and fixtures....................................  3-10 years
   Tooling..........................................................   2-5 years
   Vehicles.........................................................   3-5 years
   Leasehold improvements...........................................     8 years

  Maintenance and repair expenditures which are not considered betterments and do not extend the useful life of property are charged to expense as incurred. Expenditures for improvements and major renewals are capitalized. When assets are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and any gain or loss on the disposition is credited or charged to income.

                       STONERIDGE, INC. AND SUBSIDIARIES

              (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

 Goodwill and Other Intangibles

  The primary component of goodwill and other intangible assets, net of accumulated amortization, in the accompanying consolidated balance sheets represents the excess of the purchase price paid over the fair market value of acquired assets and assumed liabilities. Goodwill is being amortized over 40 years on a straight-line basis. Amortization expense totaled approximately $1,495, $1,180 and $695 in 1997, 1996 and 1995, respectively. Accumulated amortization as of December 31, 1997, and 1996 was $6,969 and $5,474, respectively. The Company regularly evaluates its accounting for goodwill. Impairment of goodwill would be recognized when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Measurement of the amount of impairment will be based on appraisal, market value of similar assets or estimated discounted future cash flows resulting from the use and ultimate disposition of the asset.

 Accrued Expenses and Other Current Liabilities

  Accrued expenses and other current liabilities consist of the following at December 31:

                                                                 1997    1996
                                                                ------- -------
   Compensation-related obligations............................ $11,699 $ 9,402
   Insurance-related obligations...............................   3,491   2,329
   Income Taxes................................................   5,812     --
   Other.......................................................  10,103   5,501
                                                                ------- -------
                                                                $31,105 $17,232
                                                                ======= =======

 Income Taxes

  Prior to the initial public offering (Offering) discussed in Note 3, the Company was an S corporation. As an S corporation, the Company's profits were taxed directly to its shareholders for federal income tax and certain state income tax purposes. Certain state taxes were paid directly by the Company. Concurrent with the Offering, the Company terminated its S corporation status. The Company is subject to federal, state and foreign income taxes.

  The Company accounts for income taxes, using the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not.

 Foreign Currency Translation Adjustment

  The financial statements of foreign subsidiaries, where the local currency is the functional currency, are translated into U.S. dollars using exchange rates in effect at the period end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from translation of financial statements are reflected as a separate component of shareholders' equity.

  The financial statements of foreign subsidiaries where the U.S. dollar is the functional currency and which have certain transactions denominated in a local currency are remeasured as if the functional currency were the U.S. dollar. The remeasurement of local currencies into U.S. dollars creates translation adjustments which are included in net income. All translation and transaction activity was insignificant in 1997, 1996 and 1995.

                       STONERIDGE, INC. AND SUBSIDIARIES

              (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

 Revenue Recognition

  The Company recognizes revenues from the sale of products at the point of passage of title, which is generally at the time of shipment.

 Product Development Expenses

  Expenses associated with the development of new products and changes to existing products are charged to expense as incurred. The costs amounted to $14,114, $9,263 and $6,664 in 1997, 1996, and 1995, respectively.

 Stock-Based Compensation

  The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations in accounting for its employee stock options. Under APB 25, since the exercise price of employee share options equals the market price of the shares on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation."

 Financial Instruments and Derivative Financial Instruments

  Financial instruments held by the Company include cash and cash equivalents, accounts receivable, accounts payable, credit facility, long-term debt and interest rate swap agreements. The book value of cash and cash equivalents, accounts receivable and payables are considered to be representative of fair value because of the short maturity of these instruments. The fair values of borrowings under the credit facility and long-term debt are based on rates available to the Company for debt with comparable terms and maturities.

  The interest rate swap agreements convert floating rate debt under the Company's credit facility to fixed-rate debt. As the outstanding balance on the Company's credit facility was significantly less than the notional amount of the interest rate swap agreements, the carrying value of the interest rate swap agreements was marked to market and recognized in interest expense in 1997.

 Accounting Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including certain self-insured risks and liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Since actual results could differ from those estimates, the Company revises its estimates and assumptions as new information becomes available.

 Accounting Standards

  The Company adopted Statement of Financial Accounting Standard No. 121 (SFAS
121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," in 1996. SFAS 121 requires long-lived assets and certain identifiable intangible assets to be reviewed for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this Standard did not have an effect on the Company's financial statements. Management periodically reviews the realizability of long-lived assets of the Company in accordance with SFAS 121.

                       STONERIDGE, INC. AND SUBSIDIARIES

              (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

  The Company adopted Statement of Financial Accounting Standard No. 128 (SFAS
128), "Earnings per Share," in 1997. SFAS 128 requires the presentation of basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by all weighted average dilutive potential common shares that were outstanding during the period.

3. OFFERING OF COMMON SHARES

  On October 10, 1997, the Company completed its Offering of 6,727,500 Common Shares, resulting in net proceeds (after deducting issuance costs) of $108,693. Net proceeds from the Offering was used to pay an $83,000 S corporation distribution, and the remaining proceeds were used to repay net borrowings under the credit facility discussed in Note 6. Concurrent with the initial public offering, certain officers and management of the Company purchased 510,181 Common Shares (Management Reinvestment), resulting in net proceeds of $8,326. Subsequent to December 31, 1997, a final S corporation distribution of $2,600 was paid.

  In connection with the Offering, the Company amended its Articles of Incorporation to change the authorized share capital of the Company from 37,724 shares of Class A Common, voting, without par value, and 87,276 shares of Class B Common, non-voting, without par value, to 60,000,000 Common Shares, without par value and 5,000,000 shares of voting preferred shares, without par value. The amended Articles of Incorporation provided that each Class A Common Share and Class B Common Share automatically became 139.0856 Common Shares. All applicable share and per share data has been adjusted accordingly in these financial statements.

4. ACQUISITIONS

  On November 1, 1995, the Company acquired an automotive product line and the related machinery and equipment, intellectual property rights and purchase contracts. The Company also entered into a certain transition services agreement with the seller in conjunction with this acquisition. In connection with the transition services agreement, the seller provided certain services during the period November 1995 through October 1996 for cash consideration of $5,200. The Company recorded $4,254 and $946 of expense in 1996 and 1995, respectively, relative to the transition services agreement. The acquisition was accounted for as a purchase, and the excess of the cost over the fair value of the assets acquired, totaling approximately $14,000, was reflected as goodwill in the accompanying consolidated balance sheets. Total consideration paid by the Company with respect to this acquisition including payments under the transition services agreement was approximately $24,000.

  In April 1996, the Company purchased 45% of the outstanding common stock of Berifors AB (Berifors), a Sweden-based manufacturer of electronic instrumentation and information displays for the European truck and commercial vehicle markets, for approximately $8,834. The investment was accounted for under the equity method of accounting. The excess of the amount paid over the book value of the assets acquired, totaling $7,200, is being amortized over 40 years on a straight-line basis. On October 10, 1997, the Company acquired the remaining 55% of Berifors, in exchange for 757,063 Common Shares, of which 52,500 Common Shares are held in escrow pending final closing in February 1998. The transaction was accounted for as a purchase. The excess of the purchase price over the book value of assets acquired, totaling $10,439, is being amortized over 40 years on a straight-line basis. The results of operations of Berifors are included in the accompanying financial statements from the date of acquisition.

                       STONERIDGE, INC. AND SUBSIDIARIES

              (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

5. INVESTMENTS

  In October 1997, the Company purchased 50% of the outstanding common stock of PST Industria Eletronica da Amazonia Ltda. (Positron), a Brazilian electronic components business which specializes in electronic vehicle security devices. The investment is accounted for under the equity method of accounting. Total cash consideration paid by the Company with respect to this investment was $17,722 including fees and expenses. The allocation of purchase price resulted in intangibles, primarily non-compete covenants and goodwill of $2,000 and $12,622, respectively, which are being amortized over periods of two to 40 years. Amortization expense was $469 in 1997. The acquisition was financed through borrowings under the credit facility discussed in Note 6. In 1998, the Company issued a $5,000 note to Positron. The proceeds of the note were used for the repayment of existing debt. The note is secured by certain assets of Positron.

  In August 1997, the Company entered into two joint venture agreements with Connecto AB, a Swedish manufacturer of power distribution systems. Pursuant to the terms of the agreements, the Company expects to pay approximately $2,400 for a 60% interest in a Brazilian joint venture and $1,100 for a 40% interest in a European joint venture. As of December 31, 1997, the Company incurred costs of approximately $250 related to these joint ventures. The joint ventures are establishing production facilities in Brazil and Europe for the purpose of manufacturing and selling power distribution systems in South America and Europe, respectively. In addition, the joint ventures will pursue sales and marketing efforts for other products and services of joint venture partners to the extent practicable. The Company will finance its investments in the joint ventures through borrowings under the credit facility discussed in Note 6.

6. LONG-TERM DEBT

  The Company has a $125,000 unsecured credit facility with a bank group. The credit facility expires on June 30, 2002, and requires a commitment fee of 1/10% to 1/4% on the unused balance. Interest is payable quarterly at the Company's option at either (i) the prime rate or (ii) LIBOR plus a margin of 0.75% to 2.0%, depending upon the Company's fixed charge coverage ratio, as defined. Credit facility borrowings were supported by individual notes with maturities of three months or less.

  The Company has entered into a $25,000 interest rate swap agreement with a member of the bank group whereby its contractual interest rate was swapped through February 1999 for a fixed rate of 5.795% plus a margin of 0.75% to 2.0%, depending upon the Company's fixed charge coverage ratio, as defined. The notional amount under the swap agreement remains at $25,000 through maturity. Additionally, the Company has entered into a separate $20,000 interest rate swap agreement with a member of the bank group whereby its contractual interest rate was swapped through August 1999 for a fixed rate of 6.28% plus a margin of 0.75% to 2.0%, depending upon the Company's fixed charge coverage ratio, as defined, provided the LIBOR rate is less than 7.50%. This swap agreement is ineffective when the LIBOR rate is equal to or greater than 7.50%. The notional amount under the swap agreement remains at $20,000 through maturity. The Company is exposed to credit loss under the swap agreements in the event of nonperformance by the bank. As of December 31, 1997, the Company would have paid approximately $157 to the bank had it elected to terminate these interest rate swap agreements. The Company has accrued these termination costs in these financial statements, as the outstanding credit facility borrowings were less than the combined notional amount of the swap agreements.

  The weighted average interest rate in effect for the years ended December 31, 1997, 1996 and 1995 was approximately 7.1%, 7.4% and 7.0%, respectively, including the effects of the interest rate swap agreements.

                       STONERIDGE, INC. AND SUBSIDIARIES

              (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

  Long-term debt consists of the following at December 31:

                                                                 1997   1996
                                                                ------ -------
   Borrowings under credit facility............................ $  497 $47,945
   Borrowings denominated in foreign currencies paid in 1998
    with proceeds from credit facility.........................  5,118     --
   Note payable to financing company, repaid in full in
    February 1997                                                  --    2,580
   Note payable to financing company, collateralized by
    specific property, plant and equipment, due in monthly
    installments of $37, including variable rate interest based annually on the yield of two-year Treasury securities,
    constant maturity of United States Government plus 2.15%
    with a balloon payment of $1,087, maturing in April 2006...  3,227   3,415
   Other.......................................................    753     217
                                                                ------ -------
                                                                 9,595  54,157
   Less: Current maturities....................................    456   3,001
                                                                ------ -------
                                                                $9,139 $51,156
                                                                ====== =======

  The credit facility contains various covenants which require, among other things, the maintenance of several financial ratios and minimum net worth levels while restricting capital expenditures and dividends. The Company was in compliance with these covenants at December 31, 1997.

  Future maturities of long-term debt as of December 31, 1997, are as follows:

   1998.................................................................. $  456
   1999..................................................................    390
   2000..................................................................    407
   2001..................................................................    355
   2002..................................................................  5,943
   Thereafter............................................................  2,044

7. INCOME TAXES

  The provision for income tax included in the accompanying financial statements represents federal, state, and foreign income taxes for the period October 9, 1997, to December 31, 1997, and state income taxes for certain states for 1995, 1996 and the period January 1, 1997, to October 8, 1997. The provision for income taxes consists of the following for the years ended December 31:

                                                               1997    1996 1995
                                                              -------  ---- ----
   Current:
     Federal................................................. $ 4,441  $--  $--
     State and foreign.......................................   1,744   524  654
                                                              -------  ---- ----
                                                                6,185   524  654
   Deferred:
     Federal.................................................    (983)  --   --
     State and foreign.......................................    (104)  --   --
                                                              -------  ---- ----
                                                               (1,087)  --   --
                                                              -------  ---- ----
       Total................................................. $ 5,098  $524 $654
                                                              =======  ==== ====

                       STONERIDGE, INC. AND SUBSIDIARIES

              (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)


  A reconciliation of the Company's effective income tax rate to the statutory federal tax rate has been omitted, as presentation of such information is not meaningful.

  As a result of the Company's conversion to C corporation status on October 9, 1997, current deferred income tax assets and noncurrent deferred income tax liabilities of approximately $4,073 and $2,906, respectively, were recorded offsetting a cumulative effect benefit of $1,167.

  Deferred tax assets and liabilities consist of the following at December 31:

                                                                          1997
                                                                         ------
   Deferred tax assets:
     Inventories........................................................ $1,103
     Employee Benefits..................................................  2,371
     Insurance..........................................................  1,504
     Other..............................................................  2,396
                                                                         ------
   Gross deferred tax assets............................................  7,374
   Deferred tax liabilities
     Depreciation and amortization......................................  2,899
     Accounts receivable................................................    412
     Other..............................................................  1,338
                                                                         ------
   Gross deferred tax liabilities.......................................  4,649
                                                                         ------
   Net deferred tax asset............................................... $2,725
                                                                         ======

8. OPERATING LEASE COMMITMENTS

  The Company leases equipment, vehicles and a building from third parties under operating lease agreements.

  The Company also leases some of its facilities from certain related parties. The leases are accounted for as operating leases and are for various terms ranging from three to 20 years with additional renewal options. The Company is generally responsible for repairs and maintenance, taxes and insurance.

  For the years ended December 31, 1997, 1996 and 1995, lease expense totaled $2,313, $2,255 and $1,683, respectively, under these agreements.

  Future minimum operating lease commitments at December 31, 1997, are as follows:

                                                                  THIRD  RELATED
                                                                  PARTY   PARTY
                                                                  ------ -------
   1998.......................................................... $1,910  $577
   1999..........................................................  1,263   584
   2000..........................................................    942   590
   2001..........................................................    354   486
   2002..........................................................      2   382
   Thereafter....................................................    --    501

                       STONERIDGE, INC. AND SUBSIDIARIES

              (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

9. SHARE OPTION PLANS

  In March 1995, the Company granted 90,545 options to key executives to purchase Common Shares at $4.82 per share. The options were vested upon grant, and all options were exercised in June 1996.

  In June 1996, the Company granted an additional 438,119 options to directors and key executives to purchase Common Shares at $5.74 per share. The options were exercised prior to the Offering. The Company recorded compensation expense of $450 in 1997 and 1996, in the accompanying consolidated financial statements relative to these options.

  In October 1997, the Company adopted a Long-Term Incentive Plan (Incentive
Plan). The Company has reserved 1,000,000 Common Shares for issuance under the Incentive Plan. Under the Incentive Plan, the Company granted options to purchase 498,000 Common Shares to management with exercise prices equal to the fair market value of the Company's Common Shares at the date of grant. The options will vest two years after the date of grant.

  Information relating to the Company's outstanding options is as follows at December 31, 1997:

                                                                        WEIGHTED
                                                                        AVERAGE
                                                                 TOTAL   OPTION
                                                                OPTIONS  PRICE
                                                                ------- --------
   Options granted............................................. 498,000  $17.48
   Options exercisable.........................................     --      --

  The following pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its share options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

   Risk-free interest rate........................................... 5.97-6.16%
   Expected dividend yield...........................................       0.0%
   Expected lives....................................................  7.5 years
   Expected volatility...............................................     33.19%

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected share price volatility. Because the Company's share options have characteristics significantly different from traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its share options.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net earnings per share were as follows:

                                                                         1997
                                                                        -------
   Net income--as reported............................................. $46,964
   Net income--pro forma............................................... $46,485
   Basic and diluted earnings per share--as reported................... $  2.92
   Basic and diluted earnings per share--pro forma..................... $  2.89

                       STONERIDGE, INC. AND SUBSIDIARIES

              (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)


10. EMPLOYEE BENEFIT PLANS

  The Company has a defined contribution profit sharing plan covering substantially all of the employees. Company contributions are discretionary; however, a portion of these contributions are based upon a percentage of employee compensation, as defined in the plan. The Company's policy is to fund all profit sharing costs accrued. There are no unfunded prior service costs. For the years ended December 31, 1997, 1996 and 1995, contributions amounted to $1,828, $1,356 and $1,538, respectively.

  Additionally, the Company has a defined contribution profit sharing retirement plan, which covers certain other employees. The plan includes the provisions of a Section 401(k) plan and allows employees to contribute up to 14% of their eligible compensation. Company contributions are determined by the Board of Directors; however the Company must match 50% of the participating employees' contributions up to a maximum of 3% of their eligible compensation. For the years ended December 31, 1997, 1996 and 1995, the Company's contributions amounted to $1,446, $1,125 and $950, respectively.

  The Company does not provide any other material retirement, postretirement or postemployment benefits to its employees.

11. RELATED PARTY TRANSACTIONS

  In 1996, the Company sold a building to an affiliated entity for $2,200. The excess of the sales price over the carrying value of the building was $562 and was recorded as a capital contribution. During 1996, prior to the sale of this building, the Company received approximately $235 in lease payments and recognized related depreciation and interest expense totaling approximately $108. In 1995, the Company recognized lease revenue of $278 and depreciation and interest expense of $207 and $194, respectively.

  The Company provided management services to a related company in the amount of $300 annually and also paid the salary of a certain key employee of the related company, amounting to $76, $180 and $182 in 1997, 1996 and 1995, respectively. Beginning on September 1, 1997, the salary payments were paid by the related company.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

  A financial instrument is cash or a contract that imposes an obligation to deliver, or conveys a right to receive cash or another financial instrument. The carrying values of cash and cash equivalents, accounts receivable and payables are considered to be representative of fair value because of the short maturity of these instruments. In management's opinion, the estimated fair value of the Company's long-term debt approximates book value, as under the terms of the borrowing arrangements, a significant portion of the obligations are subject to fluctuating market rates of interest.

  Derivative financial instruments as of December 31, 1997, and 1996, held for purposes other than trading, include two swap agreements which mature during 1999. The notional amounts and fair values of the swap agreements are as follows at December 31:

                                                                1997     1996
                                                               -------  -------
   Notional Amount............................................ $45,000  $45,000
   Fair Value.................................................    (157)    (257)

                       STONERIDGE, INC. AND SUBSIDIARIES

              (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

13. UNAUDITED PRO FORMA INFORMATION

  The unaudited pro forma net income for the years ended December 31, 1997, 1996 and 1995, assumes that the Company was subject to income taxes as a C corporation.

  Unaudited pro forma net income per share has been calculated by dividing pro forma net income by the weighted average number of Common Shares outstanding, the number of Common Shares issued in connection with the Offering discussed in Note 3 (6,727,500), the number of Common Shares issued in connection with the exercise of share options (438,119), and the number of Common Shares to be issued in connection with the Management Reinvestment discussed in Note 3 (510,181).

14. COMMITMENTS AND CONTINGENCIES

  In the ordinary course of business, the Company is involved in various legal proceedings, workers' compensation and product liability disputes. The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of operations or the financial position of the Company.

15. UNAUDITED QUARTERLY FINANCIAL DATA

  The following is a condensed summary of actual quarterly results of operations for 1997 and 1996:

                                                           QUARTER ENDED
                                                    ---------------------------
                                                     DEC.   SEP.   JUNE   MAR.
                                                      31     30     30     31
                                                    ------ ------ ------ ------
                                                     (IN MILLIONS, EXCEPT PER
                                                            SHARE DATA)
   1997
   Net sales....................................... $126.8 $103.9 $110.8 $108.0
   Gross profit....................................   29.0   26.0   27.3   25.9
   Operating income................................   12.1   12.3   14.3   13.7
   Net income...................................... $  8.4 $ 11.1 $ 13.1 $ 14.4
                                                    ====== ====== ====== ======
   Basic and diluted earnings per share............ $ 0.52 $ 0.69 $ 0.82 $ 0.89
                                                    ====== ====== ====== ======
   1996
   Net sales....................................... $ 96.1 $ 89.8 $ 94.4 $ 83.5
   Gross profit profit.............................   20.2   18.1   18.8   18.6
   Operating income................................    9.3    6.3    6.7    6.6
   Net income...................................... $  7.8 $  5.1 $  5.8 $  5.4
                                                    ====== ====== ====== ======
   Basic and diluted earnings per share............ $ 0.55 $ 0.37 $ 0.42 $ 0.39
                                                    ====== ====== ====== ======

  See Note 3 regarding the Company's Offering of Common Shares in October
1997.

  Results reflect the partial acquisition of Berifors AB in April 1996 and full consolidation of Berifors AB in October 1997.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Stoneridge, Inc.:

  We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Stoneridge, Inc. and Subsidiaries included in this Form 10-K, and have issued our report thereon dated February 9, 1998. Our audits were made for the purpose of forming an opinion on those financial statements taken as a whole. The schedule on page 35 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

Cleveland, Ohio,
February 9, 1998

                       STONERIDGE, INC. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                         BALANCE AT   CHARGED    CHARGED              BALANCE
                         BEGINNING  TO COSTS AND TO OTHER            AT END OF
                         OF PERIOD    EXPENSES   ACCOUNTS WRITE-OFFS  PERIOD
                         ---------- ------------ -------- ---------- ---------
                                            (IN THOUSANDS)
Allowance for doubtful
 accounts:
  Year ended December
   31, 1995.............    173         325        --         45        453
  Year ended December
   31, 1996.............    453          43        --        231        265
  Year ended December
   31, 1997.............    265          20        --         54        231

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  There has been no disagreement between the management of the Company and the Company's accountants on any matter of accounting principles or practices of financial statement disclosures.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this Item 10 is incorporated by reference to the information under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 4, 1998, and the information under the heading "Executive Officers" in
Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item 11 is incorporated by reference to the information under the heading "Executive Compensation" contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 4, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item 12 is incorporated by reference to the information under the heading "Security Ownership of Certain Beneficial Owners and Management" contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 4, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item 13 is incorporated by reference to the information under the heading "Transactions with Management" contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 4, 1998.

                                   PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this Form 10-K.

                                                                       PAGE IN
                                                                      FORM 10-K
                                                                      ---------
 1.  Consolidated Financial Statements:
     Report of Independent Accountants.............................       18
     Consolidated Balance Sheet as of December 31, 1997 and 1996...       19
     Consolidated Statements of Income for the years ended December
      31, 1997, 1996 and 1995......................................       20
     Consolidated Statements of Shareholders' Equity for the years
      ended December 31, 1997, 1996, and 1995......................       21
     Consolidated Statement of Cash Flows for the years ended
      December 31, 1997, 1996 and 1995.............................       22
     Note to Consolidated Financial Statements.....................       23
     Unaudited Quarterly Financial information.....................       33
 2.  Financial Statement Schedules:
     Report of Independent Accountants.............................       34
     Schedule II--Valuation and Qualifying Accounts................       35

  All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

  (b) The following reports on Form 8-K were filed during the quarter ended December 31, 1997.

    None.

  (c) The exhibits listed on the Index to Exhibits on page 39 are filed with this Form 10-K or incorporated by reference as set forth below.

  (d) Additional Financial Statement Schedules.

    None.

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                                  EXHIBIT
 -------                                 -------
   3.1   Proposed Form of Second Amended and Restated Articles of Incorporation
         of the Company (incorporated by reference to Exhibit 3.1 to the
         Company's Registration Statement on Form S-1 (No. 333-33285)).
   3.2   Proposed Form of Amended and Restated Code of Regulations of the
         Company (incorporated by reference to Exhibit 3.2 to the Company's
         Registration Statement on Form S-1 (No. 333-33285)).
   4.1   Common Share Certificate, filed herewith.
  10.1   Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (No. 333-33285)).
  10.2   Lease dated October 1, 1993 between D.M. Draime and Alphabet, Inc.
         (the Company's predecessor) with respect to the Company's Greenwood,
         South Carolina facility (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (No. 333-33285)).
  10.3   Lease Agreement between Industrial Development Associates and the
         Alphabet Division, with respect to the Company's Mebane, North
         Carolina facility (incorporated by reference to Exhibit 10.3 to the
         Company's Registration Statement on Form S-1 (No. 333-33285)).
  10.4   Lease Agreement between Hunters Square, Inc. and Alphabet, Inc., with respect to the Company's division headquarters for the Alphabet
         Division (incorporated by reference to Exhibit 10.4 to the Company's
         Registration Statement on Form S-1 (No. 333-33285)).
  10.5   Contract Manufacturing Agreement dated January 3, 1993 with a division of General Motors (incorporated by reference to Exhibit 10.5 to the
         Company's Registration Statement on Form S-1 (No. 333-33285)).
  10.6   Share Exchange Agreement relating to the Berifors Acquisition
         (incorporated by reference to Exhibit 10.6 to the Company's
         Registration Statement on Form S-1 (No. 333-33285)).
  10.7   Joint Venture and Shareholders' Agreements and Cooperation Agreement
         with Connecto AB (incorporated by reference to Exhibit 10.7 to the
         Company's Registration Statement on Form S-1 (No. 333-33285)).
  10.8   Credit Agreement, among Stoneridge, Inc. and PNC Bank, National
         Association, Star Bank, National Association and National City Bank,
         and National City Bank, Agent, dated September 15, 1997 (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement
         on Form S-1 (No. 333-33285)).
  10.9   Agreement with DAV (Labinal) dated June 9, 1994 (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on
         Form S-1 (No. 333-33285)).
  10.10  Proposed Form of Tax Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on
         Form S-1 (No. 333-33285)).
  10.11  Agreement for the Purchase and Sale of Quotas of P.S.T. Industria
         Eletronica da Amazonia Ltda dated October 29, 1997(incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form
         10-Q for the quarter ended September 30, 1997).
  10.12  Quotaholders' Agreement among Marcos Ferretti, Sergio De Cerqueira
         Leite, Stoneridge, Inc. and P.S.T. Industria Eletronica da Amazonia
         Ltda dated October 29, 1997 (incorporated by reference to Exhibit
         10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).
  27.1   Financial Data Schedule for the year ended December 31, 1997, filed herewith.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          Stoneridge, Inc.

Date: March 27, 1998                               /s/ Kevin P. Bagby
                                          _____________________________________
                                                     KEVIN P. BAGBY
                                              Treasurer and Chief Financial
                                                         Officer
                                           (Principal Financial and Accounting
                                                        Officer)

  PURSUANT TO THE REQUIREMENTS OF SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

Date: March 27, 1998                                 /s/ D.M. Draime
                                          _____________________________________
                                                       D.M. DRAIME
                                           Chairman of the Board of Directors

Date: March 27, 1998                              /s/ Cloyd J. Abruzzo
                                          _____________________________________
                                                    CLOYD J. ABRUZZO
                                              President and Chief Executive
                                                         Officer
                                              (Principal Executive Officer)

Date: March 27, 1998                               /s/ Avery S. Cohen
                                          _____________________________________
                                                     AVERY S. COHEN
                                                 Secretary and Director

Date: March 27, 1998                              /s/ Richard E. Cheney
                                          _____________________________________
                                                    RICHARD E. CHENEY
                                                        Director

Date: March 27, 1998                             /s/ Sheldon J. Epstein
                                          _____________________________________
                                                   SHELDON J. EPSTEIN
                                                        Director

Date: March 27, 1998                               /s/ Earl L. Linehan
                                          _____________________________________
                                                     EARL L. LINEHAN
                                                        Director