Form 10-Q
period 1998-03-31
STONERIDGE INC
filed 1998-05-14
CIK 1043337

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998.     Commission file number 001-
13337


                                STONERIDGE, INC.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           Ohio                                                34-1598949
-------------------------------                        ------------------------
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                           Identification No.)



9400 East Market Street, Warren, Ohio                            44484
-------------------------------------------            ------------------------
(Address of Principal Executive Offices)                      (Zip Code)


                                 (330) 856-2443
      --------------------------------------------------------------------
               Registrant's Telephone Number, Including Area Code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes   X    No     .
                       -----    -----

The number of Common Shares, without par value, outstanding as of May 8, 1998:
22,397,311

                                STONERIDGE, INC.

                                     INDEX

                                                                         Page
                                                                          No.
Part I Financial Information

     Item 1.  Financial Statements
     Condensed Consolidated Balance Sheets as of March 31, 1998
       and December 31, 1997                                               2
     Condensed Consolidated Statements of Income for the three
       months ended March 31, 1998 and 1997                                3
     Condensed Consolidated Statements of Cash Flows for the
       three months ended March 31, 1998 and 1997                          4
     Notes to Condensed Consolidated Financial Statements                5-6
     Item 2. Management's Discussion and Analysis of
       Financial Condition and Results of Operations                     7-8
     Item 3. Quantitative and Qualitative Disclosure About Market
       Risk                                                                8

Part II -- Other Information                                               9

Signatures                                                                10

Exhibit Index                                                             11

                         PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                       STONERIDGE, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                 (in thousands)

                                                                            March 31,           December 31,
                                                                               1998                 1997
                                                                       -----------------    -----------------
                  ASSETS
                  ------

CURRENT ASSETS:
 Cash and cash equivalents                                                      $    954             $  1,338
 Accounts receivable, net                                                         71,686               57,873
 Inventories                                                                      38,785               38,594
 Deferred income taxes                                                             6,561                5,829
 Prepaid expenses and other                                                        8,823                6,842
                                                                       -----------------    -----------------
     Total current assets                                                        126,809              110,476
                                                                       -----------------    -----------------

PROPERTY, PLANT AND EQUIPMENT, net                                                57,476               58,696

OTHER ASSETS:
 Goodwill and other intangible assets, net                                        46,880               46,892
 Investments and other                                                            23,299               19,009
                                                                       -----------------    -----------------
     TOTAL ASSETS                                                               $254,464             $235,073
                                                                       =================    =================

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------

CURRENT LIABILITIES:
 Current portion of long-term debt                                              $    223             $    456
 Accounts payable                                                                 37,055               31,459
 Accrued expenses and other                                                       33,118               31,105
 Accrued shareholder distributions                                                    --                2,600
                                                                       -----------------    -----------------
     Total current liabilities                                                    70,396               65,620
                                                                       -----------------    -----------------

LONG-TERM DEBT, net of current portion                                            14,547                9,139

DEFERRED INCOME TAXES                                                              2,839                3,104
                                                                       -----------------    -----------------
     Total long term liabilities                                                  17,386               12,243
                                                                       -----------------    -----------------
SHAREHOLDERS' EQUITY:
 Preferred Shares, without par value, 5,000 authorized, none issued                   --                   --
 Common shares, without par value, 60,000 authorized, 22,397
  outstanding at March 31, 1998 and December 31, 1997, stated at                      --                   --
 Additional paid-in capital                                                      141,506              141,506
 Retained earnings                                                                25,312               15,930
 Cumulative currency translation adjustment                                         (136)                (226)
                                                                       -----------------    -----------------
     Total shareholders' equity                                                  166,682              157,210
                                                                       -----------------    -----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                                $254,464             $235,073
                                                                       =================    =================

   The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                       STONERIDGE, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                   (in thousands, except for per share data)

                                                           Three months ended March 31,
                                                          ------------------------------
                                                              1998              1997
                                                          ------------     -------------
NET SALES                                                    $131,216          $108,064

COSTS AND EXPENSES:
 Cost of goods sold                                            99,513            82,125
 Selling, general and administrative expenses                  15,665            12,226
                                                          ------------     -------------
     Operating income                                          16,038            13,713

 Gain on sale of equipment                                         --            (1,733)
 Interest expense, net                                            274               913
                                                          ------------     -------------
INCOME BEFORE INCOME TAXES                                     15,764            14,533

 Provision for income taxes                                     6,382               136
                                                          ------------     -------------
NET INCOME                                                   $  9,382          $ 14,397
                                                          ===========      ============

BASIC AND DILUTED NET INCOME PER SHARE                          $0.42             $1.03
                                                          ===========      ============
WEIGHTED AVERAGE SHARES OUTSTANDING                            22,397            13,964
                                                          ===========      ============

1997 PRO FORMA INCOME DATA:
Income before income taxes                                     $15,764           $14,533
Pro forma adjustment - provision for income taxes                6,382             6,039
                                                          ------------     -------------
Pro forma net income                                           $ 9,382           $ 8,494
                                                          ============     =============

Pro forma net income per share                                 $  0.42           $  0.39
                                                          ============     =============
Pro forma weighted average shares outstanding                   22,397            21,640
                                                          ============     =============

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                       STONERIDGE, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                 (in thousands)

                                                         For the three months ended
                                                                 March  31,
                                                     ----------------------------------
                                                            1998              1997
                                                     ---------------   ----------------
OPERATING ACTIVITIES:
 Net income                                               $  9,382          $ 14,397
 Adjustments to reconcile net income to net cash
  from operating activities-
   Depreciation and amortization                             3,559             3,055
   Deferred income taxes                                      (997)               --
   Gain on sale of equipment                                    --            (1,733)
   Changes in operating assets and liabilities-
     Accounts receivable, net                              (13,815)           (5,454)
     Inventories                                              (161)              755
     Prepaid expenses and other                             (1,064)             (955)
     Other assets, net                                        (995)             (298)
     Accounts payable                                        4,325             2,735
     Accrued expenses and other                             (1,027)            6,878
                                                     -------------    --------------
       Net cash from operating activities                     (793)           19,380
                                                     -------------    --------------

INVESTING ACTIVITIES:
 Capital expenditures                                       (1,734)           (2,290)
 Proceeds from sale of property, plant and
  equipment                                                     12             2,300
                                                     -------------    --------------
       Net cash from investing activities                   (1,722)               10
                                                     -------------    --------------

FINANCING ACTIVITIES:
 Cash distributions paid                                    (2,600)           (5,300)
 Proceeds from long-term debt                                   --                --
 Repayments of long-term debt                                 (140)              (90)
 Net borrowings (repayments) under credit facility           4,871           (14,357)
                                                     -------------    --------------
       Net cash from financing activities                    2,131           (19,747)
                                                     -------------    --------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                       (384)             (357)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             1,338               357
                                                     -------------    --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $    954      $         --
                                                     =============    ==============

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                       STONERIDGE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

              (in thousands, except for share and per share data)

1. The accompanying condensed consolidated financial statements have been prepared by Stoneridge, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's 1997 Annual Report to Shareholders.

     The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

2. On October 10, 1997, the Company completed an initial public offering of 6,727,500 Common Shares at $17.50 per share (the "Offering"). The Company received net cash proceeds of $108,693 from the Offering. Net proceeds of the Offering were used to fund a payment to the pre-Offering shareholders of approximately $83,000 as an S Corporation Distribution ("S Corporation Distribution") and the remaining proceeds were used to repay net borrowings under the Company's credit facility. Concurrent with the Offering, certain officers and directors of the Company purchased 510,181 Common Shares ("Management Reinvestment") resulting in net proceeds of $8,326. Immediately prior to the completion of the Offering, the Company amended its Articles of Incorporation to change the authorized capital shares of the Company from 37,724 shares of Class A Common Shares (voting), without par value, and 87,276 shares of Class B Common Shares (non-voting), without par value, to 60,000,000 Common Shares, and 5,000,000 Preferred Shares, without par value. In addition, the amended Articles of Incorporation provided that each Class A Common Share and Class B Common Share automatically became 139.0856 Common Shares. All applicable share and per share data in the accompanying unaudited condensed consolidated financial statements have been adjusted accordingly.

     Concurrent with the Offering, the Company acquired, through a share exchange, the remaining 55% of Berifors AB ("Berifors") it did not own, in exchange for 757,063 Common Shares, of which 52,500 Common Shares were held in escrow pending final closing in February 1998. The acquisition was accounted for as a purchase and the excess of the cost over the fair value of assets acquired, totaling $10,439, was reflected as goodwill which will be amortized over 40 years on a straight-line basis. As of October 10, 1997, the accounts of Berifors AB were consolidated in the financial statements of the Company.

3. Pro forma net income assumes that the Company was subject to income taxes as a C Corporation for all income statement periods presented.

     Pro forma net income per share has been calculated by dividing pro forma net income per share by the weighted average number of Common Shares outstanding as of March 31, 1997 (13,964,448), the number of Common Shares issued in connection with the exercise of share options (438,119), the number of Common Shares issued in connection with the Offering (6,727,500), and the number of Common Shares issued in connection with the Management Reinvestment (510,181).

4. Inventories are valued at the lower of cost or market, determined by using the last-in, first-out (LIFO) method of inventory accounting. Inventory cost includes material, labor and overhead and consists of the following:

                                        March 31,  1998              December 31, 1997
                                     ----------------------        ----------------------
Raw materials                              $23,527                        $24,725
Work in progress                             9,087                          9,397
Finished goods                               8,422                          6,723
Less-LIFO reserve                           (2,251)                        (2,251)
                                           -------                        -------
Total                                      $38,785                        $38,594
                                           =======                        =======

5. Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS 130 requires that certain items including currency translation adjustments be included in other comprehensive income, which prior to adoption were reported separately in shareholders' equity.

     The component of comprehensive income, net of related tax, for the first quarter of 1998 is as follows:

        Net income                                     $9,382
        Currency translation adjustment, net               90
         of income taxes                               ------
        Comprehensive income                           $9,472
                                                       ======

     Accumulated other comprehensive income (deficit), net of related tax, at March 31, 1998 was comprised of currency translation adjustments and totaled ($136). The accumulated comprehensive income adjustments and accumulated balance were zero for the three months ended March 31, 1997, consequently prior year financial statements do not require reclassification to conform to SFAS 130.

ITEM 2.
-------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997
-------------------------------------------------------------------------------

Net Sales. Net sales for the quarter ended March 31, 1998 increased by $23.1 million, or 21.4%, to $131.2 million from $108.1 million for the same period in 1997. Sales of core electrical and electronic components, modules, and systems increased by $24.2 million, or 28.7%, to $108.4 million during the first quarter of 1998 compared with $84.2 million for the same period in 1997. Sales related to Berifors AB, the acquisition, which was completed concurrently with the Company's initial public offering in October 1997, accounted for $10.1 million of the $24.2 million increase in the first quarter of 1998. Excluding the impact of the Berifors AB acquisition, net sales of core products increased by $14.1 million, or 16.7%, compared with 1997.

Net sales for the quarter ended March 31, 1998 of power distribution products, exclusive of contract manufacturing, increased by $8.5 million, or 31.8%, to $35.2 million due to increased market penetration in the medium and heavy duty truck market and higher net sales to the agricultural vehicle market of $6.5 million and $2.7 million, respectively. Sales for 1998 of electrical instrumentation and information displays increased by $12.9 million, or 123.9%, due to the acquisition of Berifors AB and to higher industry volume for the medium and heavy duty truck market. Sales for 1998 of switch products increased by $0.9 million, or 3.2%, reflecting higher production levels in served markets. Sales for 1998 of actuator products increased by $1.9 million, or 10.3%, due primarily to the new four-wheel drive actuator product.

Net sales of contract manufacturing wire harnesses of $22.8 million were $1.1 million, or 4.3%, lower than 1997 reflecting declining customer production levels. As expected, contract manufacturing sales declined to 17.4% of the Company's total sales revenue for the first quarter of 1998 compared with 22.1% of total sales for the same period in 1997.

Cost of Goods Sold. Cost of goods sold for the first quarter of 1998 increased by $17.4 million, or 21.2%, to $99.5 million from $82.1 million in the first quarter of 1997. As a percentage of sales, cost of goods sold decreased to 75.8% in 1998 from 76.0% in 1997 while the corresponding gross profit margin increased to 24.2% in 1998 from 24.0% in 1997. The improvement in gross profit margin primarily resulted from improved operating leverage associated with increased sales volumes. The margin rate performance was impacted by sales mix of products.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses for the first quarter of 1998 increased by $3.4 million, or 28.1%, to $15.7 million from $12.3 million in the same period in 1997. As a percentage of sales, SG&A expenses increased to 11.9% for 1998 from 11.3% in 1997. The increase reflected the consolidation of Berifors AB, which accounted for $1.6 million of the increase. In addition, the Company increased its investment in product development, which accounted for $1.6 million, $0.9 million relating to Berifors AB. Other marketing, support and administrating overhead cost increased an additional $1.1 million due to higher sales levels and expenditures related to new business expansion.

Interest Expense. Interest expense for the first quarter of 1998 decreased by $0.6 million, or 70.0%, to $0.3 million from $0.9 million in the first quarter of 1997. The decrease was due to a lower average outstanding indebtedness.

Other Income. Other income for the first quarter of 1997 was $1.7 million, which represents a gain on the sale of fixed assets.

Income Before Income Taxes. As a result of the foregoing, income before taxes increased by $1.2 million for the first quarter of 1998 to $15.8 million from $14.5 million in 1997. Excluding the one-time gain on sale of fixed assets, the increase in income before taxes would have been $2.9 million or 23.1%.

Provision for Income Taxes. The Company recognized income taxes of $6.4 million and $0.2 million for federal, state and foreign income taxes for the first quarters of 1998 and 1997, respectively. This increase in the tax provision was due to the change in tax status from a S corporation to a C corporation. Accordingly, had the Company been subject to federal and state income taxes at the corporate level for all of 1997, the Company would have recorded provisions for income taxes of $6.0 million for the quarter ended March 31, 1997.

Net Income. Net income decreased by $5.0 million to $9.4 million in the first quarter of 1998 from $14.4 million in the first quarter of 1997 due to the change in tax status from a S corporation to a C corporation. Had the Company been subject to federal and state income taxes at the corporate level, the Company's pro forma net income would have been $8.5 for the quarter ended March 31, 1997, which would represent a $0.9 million increase for the quarter ended March 31, 1998.

Liquidity and Capital Resources
-------------------------------

The Company's consolidated debt to capital ratio increased slightly to 5.7% at March 31, 1998 from 3.9% at December 31, 1997. Net cash used by operations was $0.8 million reflecting higher working capital requirements from increased sales levels.

The Company spent $1.7 million in capital expenditures during the quarter. Final shareholder distributions totaled $2.6 million and the Company increased its borrowings under the credit facility by $4.8 million.

As a result of the foregoing, cash decreased to $1.0 million at March 31, 1998 from $1.3 million at December 31, 1997.

The Company has a $125.0 million unsecured credit facility (of which $7.5 million was outstanding as of March 31, 1998), which expires on June 30, 2002. Interest on the credit facility is payable at the Company's option at either prime rate or LIBOR plus 0.75% to 2.0%. Currently the Company is borrowing at LIBOR plus 0.75%. The Company has entered into two interest rate swap agreements with notional amounts of $25.0 and $20.0 million. The interest rate swap agreements exchange the variable interest rate on the credit facility for fixed rates. The Company is exposed to credit loss under the swap agreements in the event of nonperformance by the bank. As of March 31, 1998, the Company would have paid approximately $0.1 million to the bank had it elected to terminate these interest rate swap agreements. The Company has accrued these termination costs in these financial statements, as the outstanding credit facility borrowings were less than the combined notional amounts of the swap agreements.

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

     None.


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
-------------------------------------------

     None.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
---------------------------------------------------------------

     None.


ITEM 5.     OTHER INFORMATION
-----------------------------

     None.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------

(a)  Exhibits

     27.1  Financial Data Schedule for the three months ended March 31, 1998

(b)  Reports on Forms 8-K

     None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  STONERIDGE, INC.



     Date:  May 8, 1998           /s/  CLOYD J. ABRUZZO
                                  -------------------------
                                  Cloyd J. Abruzzo
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)


     Date:  May 8, 1998           /s/  KEVIN P. BAGBY
                                  -------------------------
                                  Kevin P. Bagby
                                  Treasurer and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                STONERIDGE, INC.

                                 EXHIBIT INDEX

 Exhibit
 Number                                     Exhibit
 -------                                    -------

  27.1 Financial Data Schedule for the three months ended March 31, 1998, filed herewith.