Form 10-Q
period 1998-06-30
STONERIDGE INC
filed 1998-08-12
CIK 1043337

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACTOF 1934

For the quarterly period ended June 30, 1998.           Commission file number
                                                              001-13337


                               STONERIDGE, INC.
           ---------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)


         Ohio                                            34-1598949
 --------------------------------                   ---------------------
 (State or Other Jurisdiction of                      (I.R.S. Employer
 Incorporation or Organization)                      Identification No.)



 9400 East Market Street, Warren, Ohio                      44484
 ----------------------------------------               --------------
 (Address of Principal Executive Offices)                (Zip Code)


                                (330) 856-2443
                -----------------------------------------------
              Registrant's Telephone Number, Including Area Code


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

The number of Common Shares, without par value, outstanding as of August 12, 1998: 22,397,311

                                STONERIDGE, INC.

                                     INDEX

                                                                       Page No.
Part I   Financial Information

     Item 1.  Financial Statements
     Condensed Consolidated Balance Sheets as of June 30, 1998              2
          and December 31, 1997
     Condensed Consolidated Statements of Income for the three              3
          months and six months ended June 30, 1998 and 1997
     Condensed Consolidated Statements of Cash Flows for the                4
          six months ended June 30, 1998 and 1997
     Notes to Condensed Consolidated Financial Statements                 5-7
     Item 2. Management's Discussion and Analysis of                     8-11
          Financial Condition and Results of Operations
     Item 3. Quantitative and Qualitative Disclosure About Market          11
          Risk

Part II   Other Information                                             12-13

Signatures                                                                 14

Exhibit Index                                                              15

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       STONERIDGE, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (in thousands)

                                                                   June 30,            December 31,
                                                                     1998                  1997
                                                             -----------------     -----------------
                                                                 (unaudited)            (audited)
ASSETS
------

CURRENT ASSETS:
 Cash and cash equivalents                                            $  2,045              $  1,338
 Accounts receivable, net                                               54,964                57,873
 Inventories                                                            40,910                38,594
 Deferred income taxes                                                   5,932                 5,829
 Prepaid expenses and other                                              9,320                 6,842
                                                             -----------------     -----------------
     Total current assets                                              113,171               110,476
                                                             -----------------     -----------------

PROPERTY, PLANT AND EQUIPMENT, net                                      57,284                58,696
OTHER ASSETS:
 Goodwill and other intangible assets, net                              46,512                46,892
 Investments and other                                                  25,431                19,009
                                                             -----------------     -----------------
TOTAL ASSETS                                                          $242,398              $235,073
                                                             =================     =================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
 Current portion of long-term debt                                    $    160              $    456
 Accounts payable                                                       30,217                31,459
 Accrued expenses and other                                             29,483                31,105
 Accrued shareholder distributions                                          --                 2,600
                                                             -----------------     -----------------
     Total current liabilities                                          59,860                65,620
                                                             -----------------     -----------------

LONG-TERM DEBT, net of current portion                                   4,287                 9,139
DEFERRED INCOME TAXES                                                    2,869                 3,104
                                                             -----------------     -----------------
     Total long term liabilities                                         7,156                12,243
                                                             -----------------     -----------------

SHAREHOLDERS' EQUITY:
 Preferred shares, without par value, 5,000 authorized,
 none issued                                                               --                    --
 Common shares, without par value, 60,000 authorized,
  22,397 outstanding at June 30, 1998 and December
  31, 1997, stated at                                                      --                    --
 Additional paid-in capital                                            141,506               141,506
 Retained earnings                                                      34,105                15,930
 Cumulative currency translation adjustment                               (229)                 (226)
                                                             -----------------     -----------------
     Total shareholders' equity                                        175,382               157,210
                                                             -----------------     -----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $242,398              $235,073
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

                       STONERIDGE, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                    (in thousands except for per share data)

                                                                     Three months ended                   Six months ended
                                                                          June 30,                            June 30,
                                                              ------------------------------     -------------------------------
                                                                   1998             1997              1998               1997
                                                                ----------       -----------       -----------       ------------

NET SALES                                                         $121,763          $110,723          $252,979          $218,787

COST AND EXPENSES
     Cost of goods sold                                             92,143            83,485           191,656           165,610
     Selling, general and administrative expenses                   14,939            12,986            30,604            25,212
                                                              ------------     -------------     -------------     -------------

        Operating income                                            14,681            14,252            30,719            27,965

    Gain on sale of equipment                                          ---               ---               ---            (1,733)
    Interest expense, net                                              266               950               540             1,863
                                                              ------------     -------------     -------------     -------------

INCOME BEFORE INCOME TAXES                                          14,415            13,302            30,179            27,835

    Provision for income taxes                                       5,622               189            12,004               325
                                                              ------------     -------------     -------------     -------------

NET INCOME                                                        $  8,793          $ 13,113          $ 18,175          $ 27,510
                                                              ============     =============     =============     =============

BASIC AND DILUTED NET INCOME
    PER SHARE                                                        $0.39             $0.94             $0.81             $1.97
                                                              ============     =============     =============     =============
WEIGHTED AVERAGE SHARES
   OUTSTANDING                                                      22,397            13,964            22,397            13,964
                                                              ============     =============     =============     =============


1997 PRO FORMA INCOME DATA:
Income before income taxes                                        $ 14,415          $ 13,302          $ 30,179          $ 27,835
Pro forma adjustment - provision for
    income taxes                                                     5,622             5,373            12,004            11,412
                                                              ------------     -------------     -------------     -------------
Pro forma net income                                              $  8,793          $  7,929          $ 18,175          $ 16,423
                                                              ============     =============     =============     =============
Pro forma net income per share                                       $0.39             $0.36             $0.81             $0.76
                                                              ============     =============     =============     =============
Pro forma weighted average shares
    outstanding                                                     22,397            21,640            22,397            21,640
                                                              ============     =============     =============     =============


     The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                       STONERIDGE, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                 (in thousands)

                                                         For the six months ended
                                                                 June 30,
                                                     ------------------------------
                                                           1998             1997
                                                     -------------    -------------
OPERATING ACTIVITIES:
 Net income                                                $18,175         $ 27,510
 Adjustments to reconcile net income to net cash
  from operating activities-
   Depreciation and amortization                             7,221            6,138
   Deferred income taxes                                      (978)              --
   Gain on sale of equipment                                    --           (1,733)
   Other                                                        --              175
   Changes in operating assets and liabilities-
     Accounts receivable, net                                2,907           (4,195)
     Inventories                                            (2,287)          (1,031)
     Prepaid expenses and other                             (1,921)            (456)
     Other assets, net                                      (1,384)            (332)
     Accounts payable                                       (1,255)           5,014
     Accrued expenses and other                             (2,012)           4,839
                                                     -------------    -------------
       Net cash from operating activities                   18,466           35,929
                                                     -------------    -------------

INVESTING ACTIVITIES:
 Capital expenditures                                       (4,565)          (6,373)
 Proceeds from sale of equipment                                12            2,504
 Increase in notes to affiliates                            (5,361)              --
                                                     -------------    -------------
       Net cash from investing activities                   (9,914)          (3,869)
                                                     -------------    -------------

FINANCING ACTIVITIES:
 Cash distributions paid                                    (2,600)         (12,575)
 Repayments of long-term debt                               (4,477)          (2,369)
 Net repayments under credit facility                         (768)         (17,466)
                                                     -------------    -------------
       Net cash from financing activities                   (7,845)         (32,410)
                                                     -------------    -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                        707             (350)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             1,338              357
                                                     -------------    -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 2,045         $      7
                                                     =============    =============


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

     The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

     Pro forma net income per share has been calculated by dividing pro forma net income per share by the weighted average number of Common Shares outstanding as of June 30, 1997 (13,964,448), the number of Common Shares issued in connection with the exercise of share options (438,119), the number of Common Shares issued in connection with the Offering (6,727,500), and the number of Common Shares issued in connection with the Management Reinvestment (510,181).

4. Inventories are valued at the lower of cost or market, determined by using the last-in, first-out (LIFO) method of inventory accounting. Inventory cost includes material, labor and overhead and consists of the following:


                                                    December
                                 June 30,  1998     31, 1997
                                 --------------     ---------

Raw materials                       $24,054         $24,725
Work in progress                     10,629           9,397
Finished goods                        8,698           6,723
Less-LIFO reserve                    (2,471)         (2,251)
                                   ----------      ----------
Total                               $40,910         $38,594
                                   ==========      ==========

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

     The component of comprehensive income, net of related tax, was as follows:

                                                Three months ended       Six months ended
                                                  June 30, 1998           June 30, 1998
                                              -------------------     -------------------

Net income                                           $8,793                 $18,175
Currency translation adjustment, net of
 income taxes                                           (93)                     (3)
                                              -------------------     -------------------
Comprehensive income                                 $8,700                 $18,172
                                              ===================     ===================

     Accumulated other comprehensive income (deficit), net of related tax, at June 30, 1998 was comprised of currency translation adjustments and totaled ($229). The accumulated comprehensive income adjustments and accumulated balance were zero for the three months ended and the six months ended June 30, 1997, consequently prior year financial statements do not require reclassification to conform to SFAS 130.

6. On August 4, 1998, the Company entered into a new credit agreement. The new credit facility has a $125,000 borrowing limit and expires on July 31, 2003. The $125,000 borrowing limit includes sublimits of $20,000 for borrowings denominated in certain foreign currencies and $10,000 for swing line credit facility borrowings. Swing line credit facility borrowings are defined as borrowings for working capital requirements with maturities of less than 30 days. Interest on general credit facility borrowings are payable quarterly at the Company's option at either (i) the prime rate or
     (ii) LIBOR plus a margin of 0.4% to 1.0%, and interest on foreign denominated borrowings are payable quarterly at the eurocurrency rate, as defined in the credit facility, plus a margin of 0.4% to 1.0%. The interest rate margins of 0.4% to 1.0% are determined based on the Company's total debt to earnings before interest, income taxes, depreciation and amortization expenses (EBITDA), as defined in the credit facility. Interest on swing line borrowings are payable quarterly at the quoted money market rate, as of the dates funds are borrowed, as defined in the credit facility.

     The Company has entered into a $25,000 interest rate swap agreement with a member of its bank group whereby its contractual interest rate was swapped through February 1999 for a fixed rate of 5.795% plus a margin of 0.4% to 1.0%, depending upon the Company's total debt to EBITDA ratio, as defined in the credit facility. The notional amount under the swap agreement remains at $25,000 through maturity. Additionally, the Company has entered into a separate $20,000 interest rate swap agreement with a member of its bank group whereby its contractual interest rate was swapped through August 1999 for a fixed rate of 6.28% plus a margin of 0.4% to 1.0%, depending upon the Company's total debt to EBITDA ratio, as defined in the credit facility, provided the LIBOR rate is less than 7.50%. This swap agreement is ineffective when the LIBOR rate is equal to or greater than 7.50%. The notional amount under the swap agreement remains at $20,000 through maturity. The Company is exposed to credit loss under the swap agreements in the event of nonperformance by the bank.

     As of June 30, 1998, the Company would have paid approximately $157 to the bank had it elected to terminate these interest rate swaps agreements. The Company has accrued these termination costs in these financial statements, as the outstanding credit facility borrowings were less than the combined notional amount of the swap agreements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

Six Months Ended June 30, 1998 Compared To Six Months Ended June 30, 1997
-------------------------------------------------------------------------

Net Sales. Net sales for the six months ended June 30, 1998 increased by $34.2 million, or 15.6%, to $253.0 million from $218.8 million for the same period in 1997. Sales of core electrical and electronic components, modules, and systems increased by $42.9 million, or 25.3%, to $212.9 million during the first six months of 1998 compared with $170.0 million for the same period in 1997. Sales related to Berifors AB the acquisition, which was completed concurrently with the Company's initial public offering in October 1997, accounted for $20.8 million of the $42.9 million increase in the first six months of 1998. Excluding the impact of the Berifors AB acquisition, sales revenue of core products increased by $22.1 million, or 13.0%, compared with the same period in 1997.

Sales of contract manufacturing wire harnesses of $40.0 million were $8.7 million, or 17.9%, lower than 1997 reflecting declining customer production levels. As expected, contract manufacturing sales declined to 15.8% of the Company's total sales revenue for the first six months of 1998 compared with 22.3% of total sales for the same period in 1997.

Sales for the six months ended June 30, 1998 for North America increased $12.6 million to $230.8 million from $218.2 million for the same period in 1997.
North American sales accounted for 91.2% of total sales for the six months ended June 30, 1998 compared with 99.7% for the same period in 1997. Sales outside North America increased $21.6 million to $22.2 million from $0.6 million for the same period in 1997. This increase was due primarily to the Berifors acquisition. Sales outside North America accounted for 8.8% of total sales for the six months ended June 30, 1998 compared with 0.3% for the same period in 1997.

Cost of Goods Sold. Cost of goods sold for the first six months of 1998 increased by $26.1 million, or 15.7%, to $191.7 million from $165.6 million in the first six months of 1997. As a percentage of sales, cost of goods sold increased to 75.8% in 1998 from 75.7% in 1997.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses for the first six months of 1998 increased by $5.4 million, or 21.4%, to $30.6 million from $25.2 million in the same period in 1997. As a percentage of sales, SG&A expenses increased to 12.1% for 1998 from 11.5% in 1997. The increase reflected the consolidation of Berifors AB, which accounted for $2.7 million of the increase. In addition, the Company increased its investment in product development, which accounted for $2.6 million, $1.3 million relating to Berifors AB. Other marketing, support and administrative overhead costs increased an additional $1.4 million due to higher sales levels and expenditures related to business development activities.

Interest Expense. Interest expense for the first six months of 1998 decreased by $1.3 million, or 71.0%, to $0.6 million from $1.9 million in the first six months of 1997. The decrease was due to a lower average outstanding indebtedness.

Other Income. Other income for the first six months of 1997 was $1.7 million which represented a gain on the sale of equipment.

Income Before Income Taxes. As a result of the foregoing, income before taxes increased by $2.3 million for the first six months of 1998 to $30.2 million from $27.8 million in 1997. Excluding the one-time gain on sale of equipment, the increase in income before taxes would have been $4.0 million or 15.6%.

Provision for Income Taxes. The Company recognized provisions for income taxes of $12.0 million and $0.3 million for federal, state and foreign income taxes for the first six months of 1998 and 1997, respectively. This increase in the tax provision was due to the change in tax status from an S corporation to a C corporation. Accordingly, had the Company been subject to federal and state income taxes at the corporate level for all of 1997, the Company would have recorded provisions for income taxes of approximately $11.4 million for the six months ended June 30, 1997.

Net Income. Net income decreased by $9.3 million to $18.2 million in the first six months of 1998 from $27.5 million in the first six months of 1997 due to the change in tax status from an S corporation to a C corporation. Had the Company been subject to federal and state income taxes at the corporate level, the Company's pro forma net income would have been $16.4 for the six months ended June 30, 1997.

Three Months Ended June 30, 1998 Compared To Three Months Ended June 30, 1997
-----------------------------------------------------------------------------

Net Sales. Net sales for the quarter ended June 30, 1998 increased by $11.1 million, or 10.0%, to $121.8 million from $110.7 million for the same period in 1997. Sales of core electrical and electronic components, modules, and systems increased by $18.7 million, or 21.9%, to $104.5 million during the second quarter of 1998 compared with $85.8 million for the same period in 1997. Sales related to Berifors AB accounted for $10.7 million of the $18.7 million increase in the second quarter of 1998. Excluding the impact of the Berifors AB acquisition, sales revenue of core products increased by $8.0, million or 9.4%, compared with the same period in 1997.

Sales of contract manufacturing wire harnesses of $17.2 million were $7.6 million, or 30.9%, lower than 1997 reflecting declining customer production levels. As expected, contract manufacturing sales declined to 14.2 % of the Company's total sales revenue for the second quarter of 1998 compared with 22.5% of total sales for the same period in 1997.

Sales for the quarter ended June 30, 1998 for North America decreased $0.2 million to $110.2 million from $110.4 million for the same period in 1997.
North American sales accounted for 90.5% of total sales for the quarter ended June 30, 1998 compared with 99.7% for the same period in 1997. Sales outside North America increased $11.3 million to $11.6 million from $0.3 million for the same period in 1997. The increase was due primarily to the Berifors acquisition. Sales outside North America accounted for 9.5% of total sales for the quarter ended June 30, 1998 compared with 0.3% for the same period in 1997.

Cost of Goods Sold. Cost of goods sold for the second quarter of 1998 increased by $8.7 million, or 10.4%, to $92.1 million from $83.4 million in the second quarter of 1997. As a percentage of sales, cost of goods sold increased to 75.7% in 1998 from 75.4% in 1997.

Selling, General and Administrative Expenses. SG&A expenses for the second quarter of 1998 increased by $1.9 million, or 14.6%, to $14.9 million from $13.0 million in the same period in 1997. As a percentage of sales, SG&A expenses increased to 12.3% for 1998 from 11.7% in 1997. The increase reflected the consolidation of Berifors AB, which accounted for $1.1 million of the increase. In addition, the Company increased its investment in product development, which accounted for $1.0 million, $0.4 million relating to Berifors AB. Other marketing, support and administrative overhead costs increased an additional $0.3 million due to higher sales levels and expenditures related to business development activities.

Interest Expense. Interest expense for the second quarter of 1998 decreased by $0.7 million, or 72.0%, to $0.3 million from $1.0 million in the second quarter of 1997. The decrease was due to a lower average outstanding indebtedness.

Income Before Income Taxes. As a result of the foregoing, income before taxes increased by $1.1 million for the second quarter of 1998 to $14.4 million from $13.3 million in 1997.

Provision for Income Taxes. The Company recognized provisions for income taxes of $5.6 million and $0.2 million for federal, state and foreign income taxes for the second quarters of 1998 and 1997, respectively. This increase in the tax provision was due to the change in tax status from an S corporation to a C corporation. Accordingly, had the Company been subject to federal and state income taxes at the corporate level for all of 1997, the Company would have recorded provisions for income taxes of approximately $5.4 million for the quarter ended June 30, 1997.

Net Income. Net income decreased by $4.3 million to $8.8 million in the second quarter of 1998 from $13.1 million in the second quarter of 1997 due to the change in tax status from an S corporation to a C corporation. Had the Company been subject to federal and state income taxes at the corporate level, the Company's pro forma net income would have been $7.9 for the quarter ended June 30, 1997.

General Motors Work Stoppage. The ongoing General Motors work stoppage adversely impacted basic and diluted earnings per share for the second quarter of 1998 by approximately $0.04 per share.

Liquidity and Capital Resources
-------------------------------

Net cash provided from operating activities was $18.5 million and $35.9 million for the six months ended June 30, 1998 and 1997, respectively. The decrease in net cash from operating activities of $17.4 million was due to the decrease in net income of $9.3 million and an increase in working capital requirements and other operating assets of $8.1 million.

Net cash used for investing activities was $9.9 million and $3.9 million for the six months ended June 30, 1998 and 1997, respectively. The increase in cash used for investing activities of $6.0 million was the result of higher net capital expenditures of $0.7 million and the issuance of notes receivable to affiliates of $5.3 million.

Net cash used for financing activities was $7.8 million and $32.4 million for the six months ended June 30, 1998 and 1997, respectively. A final cash distribution to pre-Offering shareholders of $2.6 million occurred during the six month period ended June 30, 1998 while cash distributions were $12.6 million for the six months ended June 30, 1997. Repayments of long term debt were $4.5 million and $2.4 million for the six months ended June 30, 1998 and 1997, respectively.

As a result of the forgoing , net borrowings under the credit facility decreased $0.8 million and $17.5 million for the six months ended June 30, 1998 and 1997, respectively.

The Company had a $125.0 million unsecured credit facility (of which $0.0 million was outstanding as of June 30, 1998), which was scheduled to expire on June 30, 2002. On August 4, 1998, the Company entered into a new credit agreement that replaced the credit facility that existed on June 30, 1998. Interest on the credit facility was payable at the Company's option at either prime rate or LIBOR plus 0.40% to 1.0%. Currently the Company borrows at LIBOR plus 0.40%. The Company has entered into two interest rate swap agreements with notional amounts of $25.0 and $20.0 million. The interest rate swap agreements exchange the variable interest rate on the credit facility for fixed rates. The Company is exposed to credit loss under the swap agreements in the event of nonperformance by the bank. As of June 30, 1998, the Company would have paid approximately $0.2 million to the bank had it elected to terminate these interest rate swap agreements. The Company has accrued these termination costs in these financial statements, as the outstanding credit facility borrowings were less than the combined notional amounts of the swap agreements.


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

     None.



ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
-------------------------------------------

     None.



ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
---------------------------------------------------------------

     (a) The Annual Meeting of Shareholders of Stoneridge, Inc. was held on May 4, 1998.

     (b) The following matter was submitted to a vote at the meeting

       (1) The election of the following nominees as directors of the Company. The vote with respect to each nominee was as follows:


    Nominee                    For                    Withheld
    -------                    ---                    --------

D. M. Draime                19,971,805                2,425,506
Cloyd J. Abruzzo            19,969,597                2,427,714
Avery S. Cohen              19,926,208                2,471,103
Richard E. Cheney           19,930,866                2,406,445
Sheldon J. Epstein          19,975,547                2,421,764
Earl L. Linehan             19,970,647                2,426,664


No matters were voted on at the Annual Meeting of Shareholders or otherwise during the quarter.

ITEM 5.     OTHER INFORMATION
-----------------------------

As of the date of the 1998 Annual Shareholders' Meeting, Rule 14a-4 (c) under the Securities and Exchange Act of 1934 provided that a proxy could grant discretionary authority to vote on matters at the annual shareholders meeting if
(i) the person or persons soliciting the proxy did not know that such matters were to be presented at the annual shareholders' meeting at least a reasonable time before the solicitation and (ii) a specific statement to that effect is made in the proxy statement or form of proxy. In a recent release by the Securities and Exchange Commission, Rule 14a-14 (c) was revised to remove the ambiguity of a "reasonable time" and establish a bright-line test for when proxies could grant discretionary authority to vote on matters not submitted to the company in compliance with Rule 14a-8.

As revised, Rule 14a-4 (c) provides that a proxy can grant discretionary authority to vote on matters at an annual shareholders' meeting if (i) the company has not received notice of the matter at least 45 days before the date on which the company first mailed its proxy materials for the prior years annual shareholders meeting and (ii) a specific statement that the company has not received such notice is included in the proxy statement or form of proxy. As a result of the revisions, the Company hereby gives notice to all shareholders that the deadline for submitting non-Rule 14a-8 shareholder proposals for the Company's 1999 Annual Shareholders' Meeting is February 14, 1999. Any shareholder proposals submitted after February 14, 1999, will be considered untimely for purposes of Rules 14a-4 and 14a-5(e)



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------

(a)  Exhibits

     10.8 Credit Agreement among Stoneridge, Inc., as Borrower, the Lending Institutions Named Therein, as Lenders, and National City Bank as Swing Line Lender and as Administrative Agent.

     27.1  Financial Data Schedule for the six months ended June 30, 1998

(b)  Reports on Forms 8-K

     None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     STONERIDGE, INC.


     Date: August 12, 1998      /s/ CLOYD J. ABRUZZO
                             --------------------------
                                    Cloyd J. Abruzzo
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


     Date: August 12, 1998     /s/  KEVIN P. BAGBY
                             ---------------------------
                                    Kevin P. Bagby
                                    Treasurer and Chief Financial Officer
                                    (Principal Financial and
                                     Chief Accounting Officer)

                               STONERIDGE, INC.

                                 EXHIBIT INDEX

 Exhibit
 Number                              Exhibit
 ------                              -------

  10.8 Credit Agreement, among Stoneridge, Inc., as Borrower, the Lending Institutions Named Therein, as Lenders, and National City Bank, as Swing Line Lender and as Administrative Agent, filed herewith.

  27.1 Financial Data Schedule for the six months ended June 30, 1998, filed herewith.