Form 10-Q
period 1998-09-30
STONERIDGE INC
filed 1998-11-13
CIK 1043337

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the quarterly period ended                 Commission file number 001-13337
    September 30, 1998.



                                STONERIDGE, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                Ohio                                      34-1598949
     -------------------------------                  -------------------
     (State or Other Jurisdiction of                  (I.R.S. Employer
     Incorporation or Organization)                   Identification No.)


     9400 East Market Street, Warren, Ohio                  44484
     ----------------------------------------         -------------------
     (Address of Principal Executive Offices)             (Zip Code)

                                 (330) 856-2443
     --------------------------------------------------------------------
               Registrant's Telephone Number, Including Area Code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes   [X]    No [_].

The number of Common Shares, without par value, outstanding as of November 11, 1998: 22,397,311

                                STONERIDGE, INC.

                                     INDEX

                                                                       Page No.
Part I   Financial Information

  Item 1.  Financial Statements
  Condensed Consolidated Balance Sheets as of September 30, 1998
    and December 31, 1997                                                    2
  Condensed Consolidated Statements of Income for the three
    months and nine months ended September 30, 1998 and 1997                 3
  Condensed Consolidated Statements of Cash Flows for the
    nine months ended September 30, 1998 and 1997                            4
  Notes to Condensed Consolidated Financial Statements                      5-7
  Item 2. Management's Discussion and Analysis of
    Financial Condition and Results of Operations                          8-12
  Item 3. Quantitative and Qualitative Disclosure About Market
    Risk                                                                    12

Part II Other Information                                                   13

Signatures                                                                  14

Exhibit Index                                                               15

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       STONERIDGE, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (in thousands)

                                                   September 30,  December 31,
                                                       1998           1997
                                                   -------------  ------------
                                                    (unaudited)    (audited)
ASSETS
------

CURRENT ASSETS:
 Cash and cash equivalents                              $  1,304      $  1,338
 Accounts receivable, net                                 81,702        57,873
 Inventories                                              41,061        38,594
 Deferred income taxes                                     5,860         5,829
 Prepaid expenses and other                                8,313         6,842
                                                        --------      --------
     Total current assets                                138,240       110,476
                                                        --------      --------

PROPERTY, PLANT AND EQUIPMENT, net                        54,960        58,696
OTHER ASSETS:
 Goodwill and other intangible assets, net                45,977        46,892
 Investments and other                                    23,830        19,009
                                                        --------      --------
TOTAL ASSETS                                            $263,007      $235,073
                                                        ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
 Current portion of long-term debt                      $     37      $    456
 Accounts payable                                         36,882        31,459
 Accrued expenses and other                               32,849        31,105
 Accrued shareholder distributions                            --         2,600
                                                        --------      --------
     Total current liabilities                            69,768        65,620
                                                        --------      --------

LONG-TERM DEBT, net of current portion                     5,949         9,139
DEFERRED INCOME TAXES                                      2,839         3,104
OTHER LIABILITIES                                          1,603            --
                                                        --------      --------
     Total long term liabilities                          10,391        12,243
                                                        --------      --------

SHAREHOLDERS' EQUITY:
 Preferred shares, without par value, 5,000
  authorized, none issued                                     --            --
 Common shares, without par value, 60,000
  authorized, 22,397 outstanding at September 30,
  1998 and December 31, 1997, stated at                       --            --
 Additional paid-in capital                              141,506       141,506
 Retained earnings                                        41,317        15,930
 Cumulative currency translation adjustment                   25          (226)
                                                        --------      --------
     Total shareholders' equity                          182,848       157,210
                                                        --------      --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $263,007      $235,073
                                                        ========      ========

   The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                       STONERIDGE, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                    (in thousands except for per share data)

                                                        Three months ended        Nine months ended
                                                           September 30,            September 30,
                                                      ----------------------   ----------------------
                                                         1998        1997         1998        1997
                                                      ----------  ----------   ----------  ----------
NET SALES                                               $118,194    $103,919     $371,173    $322,706

COST AND EXPENSES
     Cost of goods sold                                   89,036      77,883      280,692     243,493
     Selling, general and administrative expenses         16,994      13,777       47,598      38,989
                                                        --------    --------     --------    --------

        Operating income                                  12,164      12,259       42,883      40,224

    Gain on sale of equipment                                 --          --           --      (1,733)
    Interest expense, net                                     20         875          560       2,738
                                                        --------    --------     --------    --------

INCOME BEFORE INCOME TAXES                                12,144      11,384       42,323      39,219

    Provision for income taxes                             4,932         239       16,936         564
                                                        --------    --------     --------    --------
NET INCOME                                              $  7,212    $ 11,145     $ 25,387    $ 38,655
                                                        ========    ========     ========    ========
BASIC AND DILUTED NET INCOME PER SHARE                  $   0.32    $   0.78     $   1.13    $   2.75
                                                        ========    ========     ========    ========
WEIGHTED AVERAGE SHARES OUTSTANDING                       22,397      14,257       22,397      14,062
                                                        ========    ========     ========    ========
1997 PRO FORMA INCOME DATA:
Income before income taxes                              $ 12,144    $ 11,384     $ 42,323    $ 39,219
Pro forma adjustment - provision for
    income taxes                                           4,932       4,667       16,936      15,369
                                                        --------    --------     --------    --------
Pro forma net income                                    $  7,212    $  6,717     $ 25,387    $ 23,850
                                                        ========    ========     ========    ========
Pro forma net income per share                          $   0.32    $   0.31     $   1.13    $   1.10
                                                        ========    ========     ========    ========
Pro forma weighted average shares
    Outstanding                                           22,397      21,640       22,397      21,640
                                                        ========    ========     ========    ========

     The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                       STONERIDGE, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                 (in thousands)

                                                            For the nine months ended
                                                                  September 30,
                                                            -------------------------
                                                              1998             1997
                                                            --------        ---------
OPERATING ACTIVITIES:
 Net income                                                 $ 25,387         $ 38,655
 Adjustments to reconcile net income to net cash
  from operating activities-
   Depreciation and amortization                              10,769            9,016
   Deferred income taxes                                        (658)              --
   Gain on sale of equipment                                      --           (1,733)
   Other                                                          --              575
   Changes in operating assets and liabilities-
     Accounts receivable, net                                (23,831)          (9,755)
     Inventories                                              (2,466)          (2,624)
     Prepaid expenses and other                               (1,497)          (1,390)
     Other assets, net                                            15           (2,163)
     Accounts payable                                          5,412            6,915
     Accrued expenses and other                                3,367            6,552
                                                            --------         --------
       Net cash from operating activities                     16,498           44,048
                                                            --------         --------

INVESTING ACTIVITIES:
 Capital expenditures                                         (7,339)          (8,058)
    Proceeds from sale of equipment                            2,091            2,514
    Equity investment                                             --           (1,000)
    Increase in notes to affiliates                           (5,857)              --
                                                            --------         --------
       Net cash from investing activities                    (11,105)          (6,544)
                                                            --------         --------

FINANCING ACTIVITIES:
 Cash distributions paid                                      (2,600)         (22,655)
 Proceeds from long-term debt                                    230              789
 Repayments of long-term debt                                 (7,716)          (2,498)
 Net borrowings (repayments) under credit facility             4,659          (15,729)
 Share options exercised, net                                     --            2,314
                                                            --------         --------
       Net cash from financing activities                     (5,427)         (37,779)
                                                            --------         --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                          (34)            (275)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               1,338              357
                                                            --------         --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $  1,304         $     82
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

                       STONERIDGE, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

              (in thousands, except for share and per share data)

1. The accompanying condensed consolidated financial statements have been prepared by Stoneridge, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Commission's rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's 1997 Annual Report to Shareholders.

     The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

     Pro forma net income per share has been calculated by dividing pro forma net income per share by the number of Common Shares outstanding as of September 30, 1997 (14,367,796), the number of Common Shares issued in connection with the exercise of share options on October 10, 1997 (34,771), the number of Common Shares issued in connection with the Offering (6,727,500), and the number of Common Shares issued in connection with the Management Reinvestment (510,181).

4. Inventories are valued at the lower of cost or market, determined by using the last-in, first-out (LIFO) method of inventory accounting. Inventory cost includes material, labor and overhead and consists of the following:

                                              September 30,   December 31,
                                                 1998           1997
                                              -------------   ------------
           Raw materials                        $25,041          $24,725
           Work in progress                       9,710            9,397
           Finished goods                         8,905            6,723
           Less-LIFO reserve                     (2,595)          (2,251)
                                                -------          -------
Total                                           $41,061          $38,594
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

     The component of comprehensive income, net of related tax, was as follows:

                                                  Three months      Nine months
                                                     ended             ended
                                                  September 30,     September 30,
                                                      1998              1998
                                                  -------------     -------------
     Net income                                        $7,212          $25,387
     Currency translation adjustment, net of
       income taxes                                       254              251
                                                       ------          -------
     Comprehensive income                              $7,466          $25,638
                                                       ======          =======

     Accumulated other comprehensive income (deficit), net of related tax, at September 30, 1998 was comprised of currency translation adjustments and totaled $25. The accumulated comprehensive income adjustments and accumulated balance were zero for the three months ended and the nine months ended September 30, 1997, consequently prior year financial statements do not require reclassification to conform to SFAS 130.

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

     As of September 30, 1998, the Company would have paid approximately $260 to the bank had it elected to terminate these interest rate swap agreements. The Company has accrued these termination costs in these financial statements, as the outstanding credit facility borrowings were less than the combined notional amount of the swap agreements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Nine Months Ended September 30, 1998 Compared To Nine Months Ended September 30,
--------------------------------------------------------------------------------
1997
----

Net Sales. Net sales for the nine months ended September 30, 1998 increased by $48.5 million, or 15.0%, to $371.2 million from $322.7 million for the same period in 1997. Sales of core electrical and electronic components, modules, and systems increased by $59.2 million, or 23.3%, to $313.3 million during the first nine months of 1998 compared with $254.1 million for the same period in 1997. Sales related to Berifors AB the acquisition, which was completed concurrently with the Company's initial public offering in October 1997, accounted for $30.0 million of the $59.2 million increase in the first nine months of 1998. Excluding the impact of the Berifors AB acquisition, sales revenue of core products increased by $29.2 million, or 11.5%, compared with the same period in 1997.

Sales for the nine months ended September 30, 1998 for North America increased $16.0 million to $337.7 million from $321.7 million for the same period in 1997. North American sales accounted for 91.0% of total sales for the nine months ended September 30, 1998 compared with 99.7% for the same period in 1997. Sales outside North America increased $32.5 million to $33.5 million from $1.0 million for the same period in 1997. This increase was due primarily to the Berifors acquisition. Sales outside North America accounted for 9.0% of total sales for the nine months ended September 30, 1998 compared with 0.3% for the same period in 1997.

Sales of contract manufacturing wire harnesses of $57.9 million were $10.7 million, or 15.6%, lower than 1997 reflecting declining customer production levels. As expected, contract manufacturing sales declined to 15.6% of the Company's total sales revenue for the first nine months of 1998 compared with 21.2% of total sales for the same period in 1997.

Cost of Goods Sold. Cost of goods sold for the first nine months of 1998 increased by $37.2 million, or 15.3%, to $280.7 million from $243.5 million in the first nine months of 1997. As a percentage of sales, cost of goods sold increased to 75.6% in 1998 from 75.5% in 1997.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses for the first nine months of 1998 increased by $8.6 million, or 22.1%, to $47.6 million from $39.0 million in the same period in 1997. As a percentage of sales, SG&A expenses increased to 12.8% for 1998 from 12.1% in 1997. The increase reflected the consolidation of Berifors AB, which accounted for $4.3 million of the increase. In addition, the Company increased its investment in product development by $4.5 million, of which $2.4 million related to Berifors AB. Other marketing, support and administrative overhead costs increased an additional $2.2 million due to higher sales levels and expenditures related to business development activities.

Interest Expense. Interest expense for the first nine months of 1998 decreased by $2.1 million, or 77.8%, to $0.6 million from $2.7 million in the first nine months of 1997. The decrease was due to a lower average outstanding indebtedness.

Other Income. Other income for the first nine months of 1997 was $1.7 million which represented a gain on the sale of equipment.

Income Before Income Taxes. As a result of the foregoing, income before taxes increased by $3.1 million for the first nine months of 1998 to $42.3 million from $39.2 million in 1997. Excluding the one-time gain on sale of equipment, the increase in income before taxes would have been $4.8 million or 12.9%.

Provision for Income Taxes. The Company recognized provisions for income taxes of $16.9 million and $0.6 million for federal, state and foreign income taxes for the first nine months of 1998 and 1997, respectively. This increase in the tax provision was due to the change in tax status from an S corporation to a C corporation. Accordingly, had the Company been subject to federal and state income taxes at the corporate level for all of 1997, the Company would have recorded a provision for income taxes of approximately $15.4 million for the nine months ended September 30, 1997.

Net Income. Net income decreased by $13.3 million to $25.4 million in the first nine months of 1998 from $38.7 million in the first nine months of 1997 due to the change in tax status from an S corporation to a C corporation. Had the Company been subject to federal and state income taxes at the corporate level, the Company's pro forma net income would have been $23.9 million for the nine months ended September 30, 1997.

Three Months Ended September 30, 1998 Compared To Three Months Ended September
------------------------------------------------------------------------------
30, 1997
--------

Net Sales. Net sales for the quarter ended September 30, 1998 increased by $14.3 million, or 13.8%, to $118.2 million from $103.9 million for the same period in 1997. Sales of core electrical and electronic components, modules, and systems increased by $16.3 million, or 19.4%, to $100.4 million during the third quarter of 1998 compared with $84.1 million for the same period in 1997. Sales related to Berifors AB accounted for $9.2 million of the $16.3 million increase in the third quarter of 1998. Excluding the impact of the Berifors AB acquisition, sales revenue of core products increased by $7.1 million, or 8.4%, compared with the same period in 1997.

Sales of contract manufacturing wire harnesses of $17.8 million were $1.9 million, or 9.6%, lower than 1997 reflecting declining customer production levels. As expected, contract manufacturing sales declined to 15.1% of the Company's total sales revenue for the third quarter of 1998 compared with 19.0% of total sales for the same period in 1997.

Sales for the quarter ended September 30, 1998 for North America increased $3.5 million to $107.0 million from $103.5 million for the same period in 1997.
North American sales accounted for 90.5% of total sales for the quarter ended September 30, 1998 compared with 99.6% for the same period in 1997. Sales outside North America increased $10.8 million to $11.2 million from $0.4 million for the same period in 1997. The increase was due primarily to the Berifors acquisition. Sales outside North America accounted for 9.5% of total sales for the quarter ended September 30, 1998 compared with 0.4% for the same period in 1997.

Cost of Goods Sold. Cost of goods sold for the third quarter of 1998 increased by $11.1 million, or 14.3%, to $89.0 million from $77.9 million in the third quarter of 1997. As a percentage of sales, cost of goods sold increased to 75.3% in 1998 from 75.0% in 1997.

Selling, General and Administrative Expenses. SG&A expenses for the third quarter of 1998 increased by $3.2 million, or 23.2%, to $17.0 million from $13.8 million in the same period in 1997. As a percentage of sales, SG&A expenses increased to 14.4% for 1998 from 13.3% in 1997. The increase reflected the consolidation of Berifors AB, which accounted for $1.4 million of the increase. In addition, the Company increased its investment in product development by $1.9 million, of which $1.0 million related to Berifors AB. Other marketing, support and administrative overhead costs increased an additional $0.9 million due to higher sales levels and expenditures related to business development activities.

Interest Expense. Interest expense for the third quarter of 1998 decreased by $0.9 million to $0.0 million from $0.9 million in the third quarter of 1997. The decrease was due to a lower average outstanding indebtedness.

Income Before Income Taxes. As a result of the foregoing, income before taxes increased by $0.7 million for the third quarter of 1998 to $12.1 million from $11.4 million in 1997.

Provision for Income Taxes. The Company recognized provisions for income taxes of $4.9 million and $0.2 million for federal, state and foreign income taxes for the third quarters of 1998 and 1997, respectively. This increase in the tax provision was due to the change in tax status from an S corporation to a C corporation. Accordingly, had the Company been subject to federal and state income taxes at the corporate level for all of 1997, the Company would have recorded provisions for income taxes of approximately $4.7 million for the quarter ended September 30, 1997.

Net Income. Net income decreased by $3.9 million to $7.2 million in the third quarter of 1998 from $11.1 million in the third quarter of 1997 due to the change in tax status from an S corporation to a C corporation. Had the Company been subject to federal and state income taxes at the corporate level, the Company's pro forma net income would have been $6.7 for the quarter ended September 30, 1997.

General Motors Work Stoppage
----------------------------

The General Motors work stoppage adversely impacted basic and diluted earnings per share for the third quarter of 1998 by approximately $0.02 per share.

Liquidity and Capital Resources
-------------------------------

Net cash provided from operating activities was $16.5 million and $44.0 million for the nine months ended September 30, 1998 and 1997, respectively. The decrease in net cash from operating activities of $27.5 million was due to the decrease in net income of $13.3 million and an increase in working capital requirements and other operating assets of $14.2 million.

Net cash used for investing activities was $11.1 million and $6.5 million for the nine months ended September 30, 1998 and 1997, respectively. The increase in cash used for investing activities of $4.6 million was the result of lower net capital expenditures of $0.3 million, a nonrecurring investment in PST Industria Eletronica da Amazonia Ltda. of $1.0 million in July 1997 and the issuance of notes receivable to affiliates of $5.9 million in 1998.

Net cash used for financing activities was $5.4 million and $37.8 million for the nine months ended September 30, 1998 and 1997, respectively. A final cash distribution to pre-Offering shareholders of $2.6 million occurred during the nine months ended September 30, 1998, while cash distributions were $22.7 million for the nine months ended September 30, 1997. Proceeds from the exercise of share options were $2.3 million for the nine months ended September 30, 1997. Long-term debt decreased $7.5 million and $1.7 million for the nine months ended September 30, 1998 and 1997, respectively.

As a result of the forgoing, net borrowings under the credit facility increased $4.7 million and decreased $15.7 million for the nine months ended September 30, 1998 and 1997, respectively.

The Company had a $125.0 million unsecured credit facility (of which $0.0 million was outstanding as of September 30, 1998), which expires on July 31, 2003. Interest on the credit facility was payable at the Company's option at either prime rate or LIBOR plus 0.40% to 1.0%. Currently the Company borrows at LIBOR plus 0.40%. The Company has entered into two interest rate swap agreements with notional amounts of $25.0 and $20.0 million. The interest rate swap agreements exchange the variable interest rate on the credit facility for fixed rates. The Company is exposed to credit loss under the swap agreements in the event of nonperformance by the bank. As of September 30, 1998, the Company would have paid approximately $0.3 million to the bank had it elected to terminate these interest rate swap agreements. The Company has accrued these termination costs in these financial statements, as the outstanding credit facility borrowings were less than the combined notional amounts of the swap agreements.

Year 2000
---------

The Company has conducted an evaluation of the actions necessary in order to gain assurance that its information and non-information technology systems will be able to function without disruption with respect to the application of dating systems in the Year 2000. As a result of this evaluation, the Company is engaged in the process of upgrading, replacing and testing computer systems, computer applications and other systems so as to be able to operate without disruption due to Year 2000 issues. The Company's remedial actions are scheduled to be completed by the end of the third quarter of 1999.

There can be no assurance that the remedial actions being implemented by the Company will be able to be completed by the time necessary to avoid Year 2000 dating systems problems or that the cost of doing so will not be material. If the Company is unable to complete its remedial actions in the planned timeframe, contingency plans will be developed to address systems that may not be Year 2000 compliant. These contingency plans could include accelerating the implementation of third party Year 2000 compliant software.

The Company estimates total historical Year 2000 expenditures to be approximately $1.0 million. Year 2000 expenditures relate to modifying software, purchasing new software and hardware and replacing non-compliant software and hardware. Year 2000 expenditures to be incurred through the December 31, 1999 are estimated to be an additional $3.8 million. These costs include both internal and external personnel costs related to the assessment process, as well as the cost of purchasing certain hardware and software. There can be no guarantee that these estimates will be achieved and actual results may differ from those planned. The cost of remedial actions to rectify non-information technology systems is not anticipated to be material to the Company's financial position or results of operations. The Company intends to use cash provided from operations to fund expenditures related to Year 2000 issues.

The Company currently believes the most likely worst case scenario with respect to the Year 2000 issue is a disruption in the supply of products and services from the Company's vendors, including utility providers. Such a supply disruption could result in the Company not being able to produce certain products for a period of time, which could have a material adverse effect on the financial condition and results of operations of the Company.

The Company intends to develop contingency plans to address potential third party system failures resulting from a Year 2000 problem. The Company has an ongoing assessment process to gain assurances and certifications of customers' and suppliers' Year 2000 readiness programs. Based on the results of the assessment process, the Company will develop contingency plans for those suppliers who are unable or unwilling to develop remediation plans to become Year 2000 compliant. Although these plans are not yet complete, the Company expects that these plans will include a combination of the resourcing of materials to Year 2000 compliant vendors and the stockpiling of components. The Company expects the implementation of these plans to occur by the end of third quarter of 1999.

Portions of this Year 2000 section contain statements that constitute forward-looking statements. The forward-looking statements include statements regarding the Company's intent, belief and expectations with respect to, among other things, the timing of the Company's Year 2000 remedial actions and the development of the Company's contingency plans, and the future expenses related to the Company's Year 2000 compliance programs. Investors are cautioned that any such forward-looking statement is not a guarantee and involves risks and uncertainties, and that actual events may differ materially from those in the forward-looking statement as a result of various factors, including, among others, the discovery of a currently unknown material Year 2000 issue, the failure to implement the Company's Year 2000 as scheduled, and a material increase in the costs of external consultants.


ITEM 3.   QUANTITIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

       Not Applicable.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

In the ordinary course of business, the Company is involved in various legal proceedings, workers' compensation and product liability disputes. The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of operations or the financial position of the Company.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------

     None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

     None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     None.


ITEM 5.  OTHER INFORMATION
--------------------------

     None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Exhibits

     27.1  Financial Data Schedule for the nine months ended September 30, 1998

(b)  Reports on Forms 8-K

     None.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                STONERIDGE, INC.



     Date: November 12, 1998    /s/ Cloyd J. Abruzzo
                                -------------------------------------
                                Cloyd J. Abruzzo
                                President and Chief Executive Officer
                                (Principal Executive Officer)


     Date: November 12, 1998    /s/ Kevin P. Bagby
                                -------------------------------------
                                Kevin P. Bagby
                                Treasurer and Chief Financial Officer
                                (Principal Financial and Chief
                                Accounting Officer)

                                STONERIDGE, INC.

                                 EXHIBIT INDEX

Exhibit
Number                                  Exhibit
-------                                 -------

   27.1 Financial Data Schedule for the nine months ended September 30, 1998, filed herewith.