Form 10-K
period 1998-12-31
STONERIDGE INC
filed 1999-03-31
CIK 1043337

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                     FORM 10-K
                [X] Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

     For the year ended December 31, 1998 Commission file number 001-13337

                                STONERIDGE, INC.
            ---------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

         Ohio                                                    34-1598949
   -------------------------------                          -------------------
   (State or Other Jurisdiction of                             I.R.S. Employer
    Incorporation or Organization)                          Identification No.)

   9400 East Market Street, Warren, Ohio                           44484
   -------------------------------------                    ---------------
   (Address of Principal Executive Offices)                     (Zip Code)

                                (330) 856-2443
            ------------------------------------------------------
              Registrant's Telephone Number, Including Area Code

           Securities registered pursuant to Section 12(b) of the Act:

         Title of Each Class                      Exchange on Which Registered
         -------------------                      ----------------------------
 Common Shares, without par value                    New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Based on the closing price of March 22, 1999, the aggregate market value of common stock held by nonaffiliates of the registrant was $172.4 million.

         The number of Common Shares, without par value, issued and outstanding as of March 22, 1999 was 22,397,311.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 1999, into Part III, Items 10, 11, 12 and 13.

                                     INDEX
                                     -----
                         STONERIDGE, INC. -- FORM 10-K
                     FOR THE YEAR ENDED DECEMBER 31, 1998

                                                                                                      Page No.
                                                                                                      --------
Part I.
               Item 1.  Business                                                                        3
               Item 2.  Properties                                                                      8
               Item 3.  Legal Proceedings                                                               8
               Item 4.  Submission of Matters to a Vote of Security Holders                             8
Part II.
               Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters           9
               Item 6.  Selected Financial Data                                                        10
               Item 7.  Management's Discussion and Analysis of Financial Condition and Results        11
                        of Operations
               Item 8.  Financial Statements and Supplementary Data                                    16
               Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial      38
                        Disclosure
Part III.
               Item 10. Directors and Executive Officers of the Registrant                             39
               Item 11. Executive Compensation                                                         39
               Item 12. Security Ownership of Certain Beneficial Owners and Management                 39
               Item 13. Certain Relationships and Related Transactions                                 39
Part IV.
               Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K               40
Signatures                                                                                             42

                           Forward-Looking Statements

         Portions of this report may contain "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, the Company's (i) future product and facility expansion, (ii) acquisition strategy, and (iii) investments and new product development. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Factors which may cause actual results to differ materially from those in the forward-looking statements include, among other factors, the loss of a major customer, a decline in automotive, medium and heavy-duty truck or agricultural vehicle production, the failure to achieve successful integration of any acquired company or business, including Hi-Stat Manufacturing Co., Inc., and Delta Schoeller, Ltd., or a decline in general economic conditions in any of the various countries in which the Company operates. Further information concerning issues that could materially affect financial performance is contained in the Company's periodic filings with the Securities and Exchange Commission.


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

         The Company is a leading independent designer and manufacturer of highly engineered electrical and electronic components, modules and systems for the automotive, medium and heavy-duty truck and agricultural vehicle markets. The Company's products interface with a vehicle's mechanical and electrical systems to activate equipment and accessories, display and monitor vehicle performance, and control and distribute electrical power and signals. The Company has a leading market position in the design and manufacture of electrical and electronic components, modules and systems for the medium and heavy-duty truck and agricultural vehicle markets. In the automotive market, the Company designs and manufactures specially designed and engineered electrical and electronic components and modules, typically on a sole-source basis.

Recent Acquisitions and Joint Ventures

         In December 1998, the Company purchased all of the outstanding common shares of Hi-Stat Manufacturing Co., Inc., a manufacturer of engineered sensors, switches and solenoids for measuring speed, pressure, temperature and fluid levels in vehicles. Hi-Stat primarily serves the automotive industry. Cash consideration paid by the Company with respect to this purchase was approximately $362.0 million.

         In October 1997, the Company purchased 50% of the outstanding common stock of PST Industria Eletronica da Amazonia Ltda. (PST), a Brazilian electronic components business which specializes in electronic vehicle security devices. Total cash consideration paid by the Company with respect to this investment was $17.7 million, including fees and expenses.

         In August 1997, the Company entered into two joint venture agreements with Connecto AB, a Swedish manufacturer of power distribution systems. Pursuant to the terms of the agreements, the Company expects to pay approximately $2.4 million for a 60% interest in a Brazilian joint venture and $1.1 million for a 40% interest in a European joint venture. The joint ventures are establishing production facilities in Brazil and Europe for the purpose of manufacturing and selling power distribution systems in South America and Europe, respectively. In addition, the joint ventures will pursue sales and marketing efforts for other products and services of the joint venture partners.

         In April 1996, seeking to leverage its capabilities and diversify its OEM customer base, the Company acquired approximately 45% of Berifors AB (Berifors), a Sweden-based manufacturer of electronic display panels and instrumentation for the European truck and commercial vehicle markets. In October 1997, the Company acquired the remaining 55% of Berifors, in exchange for 757,063 common shares of the Company. As a result of this acquisition, the Company is a worldwide supplier of instrumentation displays for heavy-duty trucks to Mercedes Benz, Volvo and Scania.

         In November 1995, the Company acquired the business, machinery and equipment, intellectual property rights and purchase contracts of the actuator business of an original equipment manufacturer (OEM) supplier.

Discontinuance of Certain Contract Manufacturing Business

         A division of General Motors has notified the Company that it is discontinuing all outsourcing of its wire harness requirements under contract manufacturing arrangements. The Company believes that by mid-1999 the General Motors division will produce in-house substantially all of its wire harness requirements previously supplied by the Company. The Company's net sales under this arrangement totaled approximately $84.1 million, $95.1 million and $105.6 million for 1998, 1997 and 1996, respectively, or approximately 16.7%, 21.2% and 29.0% of total net sales for such periods.

Products

         The Company's products include vehicle electrical power and distribution systems, electronic and electrical switch products, electronic instrumentation and information display products, actuator products and sensor products.

         The Company's principal product categories are:

         Power and Distribution Systems. The Company designs and manufactures electrical power and signal distribution components, modules and systems, including fully integrated automotive and truck wiring systems and highly engineered products, such as power distribution panels, for the automotive, medium and heavy-duty truck and agricultural vehicle markets. Power distribution systems regulate, coordinate and direct the operation of the entire electrical system within a vehicle or compartment. A significant portion of the Company's current power distribution business consists of contract manufacturing of wire harnesses for a division of General Motors.

         Electronic and Electrical Switch Products. The Company designs and manufactures integrated electronic and electromechanical switch products which include hidden switches and customer-activated switches. These switches transmit a signal to a control device which activates specific functions. Hidden switches are those switches which are not typically seen by vehicle passengers but are utilized to activate or deactivate selected functions such as brake lights, cruise control functions and electronic safety features related to air bag and anti-lock braking systems. Customer-activated switches are used by a vehicle's operator or passengers to manually activate headlights, rear defrosters, heated seats and other accessories. The Company sells these products principally to the automotive market.

         Electronic Instrumentation and Information Display Products. The Company designs and manufactures electronic instrument clusters, driver message centers, power conversion products, tachographs, multiplexed modules and electrical systems and electronic switch modules. These products collect, store and display vehicle information such as speed, pressure, maintenance data, trip information, operator performance, temperature, distance traveled, and driver messages related to vehicle performance. These products utilize state-of-the-art hardware, software and multiplexing technology and are sold principally to the medium and heavy duty truck and agricultural vehicle markets.

         Actuator Products. The Company designs and manufactures electromechanical actuator products that enable users to deploy power functions in a vehicle and can be designed to integrate switching and control functions. These products include power door lock and four-wheel-drive actuators and are sold principally to the automotive market.

         Sensor Products. The Company designs and manufactures sensor products that measure temperature, pressure, speed and fluid levels. These products monitor and measure the physical variables affecting the performance vehicle systems. Sensor products are employed in most major vehicle systems, including the powertrain, fuel, braking, climate control and steering systems. The Company sells these products principally to the automotive market.

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

Industry Cyclicality and Seasonality

         The markets for the Company's products have historically been cyclical. Because the Company's products are used principally in the production of vehicles for the automotive, medium and heavy-duty truck and agricultural vehicle markets, its sales and therefore its results of operations are significantly dependent on the general state of the economy and other factors which affect these markets. A decline in automotive, medium and heavy-duty truck and agricultural vehicle production could adversely impact the Company. Approximately 56%, 65% and 72% of the Company's net sales in 1998, 1997 and
1996
respectively, were made to the automotive market and approximately 44%, 33% and 27% of the net sales in 1998, 1997 and 1996 respectively, were derived from the medium and heavy-duty and agricultural vehicle markets.

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

         The following table presents the major customers, as a percentage of net sales, of the Company for the years ended December 31, 1998, 1997 and 1996:




                                             Year Ended December 31,
                                             -----------------------
     Customer                                 1998   1997   1996
                                              ----   ----   ----
     General Motors                            25%    32%    39%
     Ford                                      18     21     18
     Navistar                                  10      5      5
     Deere                                      9     10     10
     Other                                     38     32     28
                                               --     --     --
     Total                                    100%   100%   100%

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

Product Development

         In order to increase its vehicle platform penetration, the Company has invested, and intends to continue to invest, significant amounts in its technology and design capabilities. The Company's product development expenditures were $17.4 million, $14.1 million and $9.3 million for 1998, 1997 and 1996, respectively, or 4.1%, 4.0% and 3.6% of core electrical and electronic components, modules and systems sales for such periods. These development efforts have strengthened the Company's ability to provide higher value-added products and systems, and have resulted in the introduction of new products such as the four-wheel-drive actuator (shift on demand) and the auto-stick (which enables a driver to manually shift an automatic transmission using a unique electronic switch). The Company's technical centers in Massachusetts, Michigan, Ohio, Brazil, Mexico and Sweden develop and test both new and existing products and concepts. In addition, through its advanced technologies group comprised of dedicated engineers, the Company concentrates on the development of its next generation of products. To further increase vehicle platform penetration, the Company has developed collaborative relationships with the design and engineering departments of its key OEM customers. These collaborative efforts have resulted both in the development of new and complementary products and the enhancement of existing products.

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

Employees

         As of December 31, 1998, the Company, including Berifors, had approximately 6,600 employees, approximately 1,300 of whom were salaried and the balance of whom were paid on an hourly basis. Except for certain employees located in Chihuahua, Mexico, and Orebro and Stockholm, Sweden, the Company's employees are not represented by a union. The Company believes that its relations with its employees are excellent. The Company believes strongly in employee education and sponsors a number of educational opportunities and programs for its employees.


Executive Officers

         The executive officers of the Company are as follows:

             Name                    Age     Position
             ----                    ---     --------
      D.M. Draime                    65      Chairman of the Board of Directors, Assistant Secretary and
                                             Director
      Cloyd J. Abruzzo               48      President, Chief Executive Officer, Assistant Treasurer and
                                             Director
      Kevin P. Bagby                 47      Vice President of the Company, Chief Financial Officer and
                                             Treasurer
      Sten Forseke                   39      Vice President of the Company and Managing Director of
                                             Berifors AB
      Gerald V. Pisani               58      Vice President of the Company and President of Stoneridge
                                             Engineered Products Group
      David L. Thomas                49      Vice President of the Company and President of Alphabet Group
      Avery S. Cohen                 62      Secretary and Director

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

         Gerald V. Pisani has served as Vice President of the Company since 1989 and President of the Stoneridge Engineered Products Group since 1985.

         David L. Thomas has served as Vice President of the Company and President of the Alphabet Group since 1989.

         Avery S. Cohen has served as Secretary and a director of the Company since 1988. He has been a partner in the law firm of Baker & Hostetler LLP since 1993. From 1989 to 1993, Mr. Cohen was a partner with the law firm of Benesch, Friedlander, Coplan & Aronoff.

ITEM 2.  PROPERTIES

         The Company currently owns or leases thirteen manufacturing facilities, which together contain approximately 1.25 million square feet of manufacturing space. The following table provides information regarding the Company's facilities:

                                                                                Owned/           Square
        Location                                          Use               Leased Status       Footage
        --------                                          ---               -------------       -------
Arlington Heights, Illinois           Sales/Engineering Office                  Leased            1,000
Bloomfield, Michigan                  Sales Office                              Leased            1,000
Boston, Massachusetts                 Division Office & Manufacturing            Owned          166,100
Canton, Massachusetts                 Division Office & Manufacturing            Owned          126,500
Cortland, Ohio                        Engineering Office                        Leased           11,400
El Paso, Texas                        Office/Warehouse                          Leased           22,400
Farmington Hills, Michigan            Sales/Engineering Office                  Leased            5,400
Greenwood, South Carolina(1)          Manufacturing                             Leased           56,000
Kent, Ohio                            Manufacturing                              Owned           70,000
Lexington, Ohio                       Manufacturing                              Owned          155,000
Mansfield, Ohio                       Manufacturing                              Owned            4,000
Mebane, North Carolina                Manufacturing                             Leased           51,000
Orwell, Ohio                          Manufacturing                              Owned           72,000
Portland, Indiana                     Manufacturing                              Owned          196,000
Sarasota. Florida                     Division Office & Manufacturing            Owned          125,000
Warren, Ohio                          Corporate Office                           Owned            7,500
Warren, Ohio                          Division Office                           Leased           15,300
Bromma, Sweden                        Division Office & Engineering             Leased           16,100
Chihuahua, Mexico                     Manufacturing                              Owned          133,000
Indaiatuba, Brazil                    Manufacturing                             Leased           10,200
Juarez, Mexico                        Manufacturing                              Owned          178,000
Munich, Germany                       Sales/Engineering Office                  Leased            1,000
Orebro, Sweden                        Manufacturing                             Leased           56,000
Sao Paulo, Brazil                     Sales/Engineering Office                  Leased              200
Stuttgart, Germany                    Sales/Engineering Office                  Leased            1,000

(1) Plant idled in first quarter of 1997.

         Positron, a 50% equity investment of the Company, leases a production facility in Manaus, Brazil, and owns a sales office in Campinas, Brazil.

ITEM 3.  LEGAL PROCEEDINGS

         The Company has no pending litigation which it believes will have a material adverse impact upon the Company. The Company is subject to the risk of exposure to product liability claims in the event that the failure of any of its products causes personal injury or death to users of the Company's products, and there can be no assurance that the Company will not experience any material product liability losses in the future. In addition, if any of the Company's products proves to be defective, the Company may be required to participate in a government-imposed or OEM-instituted recall involving such products. The Company maintains insurance against such liability claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II.


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         On March 22, 1999, the Company had 22,397,311 Common
Shares without par value, issued and outstanding, which were owned by 110 shareholders of record, including Common Shares held in "streetname" by nominees who are recordholders and approximately 2,110 beneficial owners.

         The Company has neither paid nor declared dividends on its Common Shares since its Offering, except for the payment or declaration of S-corporation distributions of $85,600,000 to pre-Offering shareholders. The Company currently intends to retain earnings for acquisitions, working capital, capital expenditures, general corporate purposes and reduction in outstanding indebtedness. Accordingly, the Company does not expect to pay cash dividends in the foreseeable future.

         High and low sales prices (as reported on the New York Stock Exchange "NYSE" composite tape) for the Common Shares for each quarter during 1997 and 1998.


                    Quarter Ended         High        Low
                    -------------         ----        ---

    1997      March 31                     N/A        N/A
              June 30                      N/A        N/A
              September 30                 N/A        N/A
              December 31                 20 7/8     13 7/8

    1998      March 31                    20         14 7/8
              June 30                     23 1/16    18 1/4
              September 30                21 7/8     14 5/8
              December 31                 22 7/8     13 7/8

         N/A -- The Company began trading on the NYSE on October 10, 1997.

         The Company's Common Shares are traded on the NYSE under the symbol
SRI.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected historical and pro forma financial data for the Company and should be read in conjunction with the consolidated financial statements and notes related thereto and other financial information included elsewhere herein. The selected historical data was derived from the Company's consolidated financial statements, which were audited by Arthur Andersen LLP, the Company's independent accountants.

                                                                   Year Ended
                                                                  December 31,
                                               ------------------------------------------------
                                               ------------------------------------------------
                                                 1998      1997      1996      1995      1994
                                                 ----      ----      ----      ----      ----
                                                    (in thousands, except per share data)
     Statement of Income Data:
     Net sales                                 $503,821  $449,506  $363,748  $278,043  $225,531
     Gross profit                               124,239   108,192    75,606    66,331    60,557
     Operating income                            56,722    52,366    28,912    28,822    28,015
     Income before income taxes                  56,036    50,895    24,595    26,808    25,671
     Net income                                $ 33,400  $ 46,964  $ 24,071  $ 26,154  $ 26,666
                                               ================================================
     Basic and diluted net income per share    $   1.49  $   2.92  $   1.73  $   1.88  $   1.92
                                               ================================================
     Pro Forma Data (Unaudited):
     Income before income taxes                $ 56,036  $ 50,895  $ 24,595  $ 26,808  $ 25,671
     Provision for income taxes                  22,636    21,181    10,295    10,991    10,525
                                               ------------------------------------------------
     Pro forma net income                      $ 33,400  $ 29,714  $ 14,300  $ 15,817  $ 15,146
                                               ================================================
     Pro forma basic and diluted net income
     per share                                 $   1.49  $   1.36  $   0.66  $   0.73  $   0.70
                                               ================================================

     Other Data:
     Product development expenses              $ 17,418  $ 14,114  $  9,263  $  6,664  $  5,997
     Capital expenditures                        10,919    12,256    14,083    14,767     9,046
     Depreciation and amortization               14,422    13,237     9,966     7,979     6,870

     Balance Sheet Data:
     Working capital                           $ 42,184  $ 44,856  $ 39,957  $ 34,851  $ 30,654
     Total assets                               638,116   235,073   178,487   172,298   119,915
     Long-term debt, net of current portion     322,724     9,139    51,156    47,999    28,845
     Shareholders' equity                       190,542   157,210    84,633    73,720    63,112

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Year Ended December 31, 1998 Compared To Year Ended December 31, 1997

         Net Sales. Net sales for the year ended December 31, 1998 increased by $54.3 million, or 12.1%, to $503.8 million from $449.5 million for the same period in 1997. Sales of core electrical and electronic components, modules and systems increased by $65.3 million, or 18.4%, to $419.7 million for 1998 compared with $354.4 million for the same period in 1997. Sales related to the Berifors AB acquisition that was completed concurrently with the Company's initial public offering in October 1997, accounted for $32.6 million of the $65.3 million increase in 1998. Excluding the impact of the Berifors AB acquisition, sales revenue of core products increased by $32.7 million, or 9.2%, compared with the same period in 1997.

         Sales for the year ended December 31, 1998 for North America increased $19.2 million to $456.8 million from $437.6 million for the same period in 1997. North American sales accounted for 90.7% of total sales for the year ended December 31, 1998 compared with 97.4% for the same period in 1997. Sales outside North America increased $35.1 million to $47.0 million from $11.9 million for the same period in 1997. This increase was due primarily to the Berifors acquisition. Sales outside North America accounted for 9.3% of total sales for the year ended December 31, 1998 compared with 2.6% for the same period in 1997.

         Sales of contract manufacturing wire harnesses of $84.1 million were $11.0 million, or 11.6%, lower than 1997, reflecting declining customer production levels. As expected, contract manufacturing sales declined to 16.7% of the Company's total sales revenue for the year 1998 compared with 21.2% of total sales for the same period in 1997.

         Cost of Goods Sold. Cost of goods sold for the year 1998 increased by $38.3 million, or 11.2%, to $379.6 million from $341.3 million in the year 1997. As a percentage of sales, cost of goods sold decreased to 75.3% in 1998 from 75.9% in 1997.

         Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses for the year of 1998 increased by $11.7 million, or 20.9%, to $67.5 million from $55.8 million in the same period in 1997. As a percentage of sales, SG&A expenses increased to 13.4% for 1998 from 12.4% in 1997. The increase reflected the consolidation of Berifors AB, which accounted for $2.3 million of the increase. In addition, the Company increased its investment in product development by $3.3 million.

         Other Income. Other income for 1997 was $1.7 million, which represented a gain on the sale of equipment.

         Interest Expense. Interest expense for the year 1998 decreased by $2.5 million, or 78.6%, to $0.7 million from $3.2 million in the year 1997. The decrease was primarily due to a lower average outstanding indebtedness.

         Income Before Income Taxes. As a result of the foregoing, income before taxes increased by $5.1 million for the year 1998 to $56.0 million from $50.9 million in 1997. Excluding the one-time gain on sale of equipment, the increase in income before taxes would have been $6.8 million or 13.8%.

         Provision for Income Taxes. The Company recognized provisions for income taxes of $22.6 million and $5.1 million for federal, state and foreign income taxes for the years 1998 and 1997, respectively. This increase in the tax provision was due to the change in tax status from an S corporation to a C corporation. Accordingly, had the Company been subject to federal and state income taxes at the corporate level for all of 1997, the Company would have recorded a provision for income taxes of approximately $21.2 million for the year ended December 31, 1997.

         Net Income. Net income decreased by $13.6 million to $33.4 million in the year 1998 from $47.0 million in the year 1997 due to the change in tax status from an S corporation to a C corporation. Had the Company been subject to federal and state income taxes at the corporate level, the Company's pro forma net income would have been $29.7 million for the year ended December 31, 1997.

     Year Ended December 31, 1997 Compared To Year Ended December 31, 1996

         Net Sales. Net sales for 1997 increased by $85.8 million, or 23.6%, to $449.5 million from $363.7 million in 1996. Sales of core electrical and electronic components, modules and systems increased by $96.2 million, or 37.3%, to $354.4 million during 1997 compared with $258.2 million in 1996. Net sales of contract manufacturing wire harnesses of $95.1 million were 9.9% lower than 1996, reflecting declining customer production levels. As expected, contract manufacturing sales declined to 21.2% of total sales revenue for the year compared with 29.0% in 1996. Concurrent with its initial public offering, the Company acquired Berifors AB, a Swedish manufacturer of electronic instrumentation and information display systems. The acquisition, which occurred in October 1997, increased sales revenue by $10.1 million in 1997. Excluding the impact of the Berifors AB acquisition, sales revenue of core products increased by $86.1 million, or 33.3%, compared with 1996.

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

         Cost of Goods Sold. Cost of goods sold for 1997 increased by $53.2 million, or 18.5%, to $341.3 million from $288.1 million in 1996. As a percentage of sales, cost of goods sold decreased to 75.9% in 1997 from 79.2% in 1996 while the corresponding gross profit margin increased to 24.1% in 1997 from 20.8% in 1996. The improvement in gross profit margin primarily resulted from improved operating leverage associated with increased product sales. The consolidation of two power distribution/contract manufacturing facilities eliminated certain fixed costs and also contributed to the increase in gross margin.

         Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses for 1997 increased by $9.1 million, or 19.6%, to $55.8 million from $46.7 million in 1996. As a percentage of sales, SG&A expenses decreased to 12.4% for 1997 from 12.8% in 1996. The acquisition of Berifors AB increased SG&A by $2.2 million, which included $1.6 million in product development costs, compared with the same period in 1996. Product development expenses increased $4.9 million in 1997 or 52.4% to $14.1 million from $9.2 million in 1996. Other marketing support and administrative overhead costs increased an additional $7.9 million due to increased infrastructure requirements to support higher sales levels and the launch of the actuator product line. These increases were offset by a $4.3 million decrease in expenses due to the expiration of the actuator products transition services agreement in October 1996.

         Other Income. Other income of $1.7 million for 1997 represents a gain on the sale of equipment.

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

         Net Income. As a result of the foregoing, net income increased by $22.9 million, or 95.0%, to $47.0 million in 1997 from $24.1 million in 1996. Had the Company been subject to federal and state income taxes at the corporate level, the Company's pro forma net income would have been $29.7 million and $14.3 million for 1997 and 1996, respectively.

Liquidity and Capital Resources

         Net cash provided from operating activities was $46.0 million and $63.8 million for the years ended December 31, 1998 and 1997, respectively. The decrease in net cash from operating activities of $17.8 million was due primarily to the decrease in net income of $13.6 million, reflecting the change in the Company's tax status from an S corporation to a C corporation.

         Net cash used for investing activities was $368.7 million and $27.7 million for the years ended December 31, 1998 and 1997, respectively. The increase in cash used for investing activities of $341.0 million was primarily the result of the acquisition of Hi-Stat Manufacturing Co., Inc. (Hi-Stat). The Company purchased Hi-Stat on December 31, 1998 for approximately $362.0 million in cash. Approximately $307.0 million of goodwill was recorded in conjunction with the Hi-Stat acquisition. Management believes that anticipated favorable business prospects and purchase structure justify the purchase price. The transaction was financed by a combination of existing cash from Stoneridge together with funds from a new $425.0 million senior secured credit facility. Offsetting the acquisition of Hi-Stat was a decrease in net capital expenditures of $2.8 million and the 1997 investment in PST of $17.7 million.

         Net cash provided by and used for financing activities was $323.3 million and $35.2 million for the years ended December 31, 1998 and 1997, respectively. Primarily, as a result of the Hi-Stat acquisition, long-term debt increased $334.5 million for the year ended December 31, 1998.

         On December 30, 1998 and in conjunction with the purchase transaction described above, the Company entered into a new senior secured credit facility with its senior lender National City Bank and Donaldson, Lufkin, & Jenrette as the lead arrangers. The credit facility consists of a $100 million Senior Secured Revolving Facility, a $150 million Senior Secured Term Loan A, and a $175 million Senior Secured Term Loan B. The $100 million revolving facility and the $150 million term facility expire on December 31, 2003 and require a commitment fee of 0.37% to 0.50% on the unused balance. Interest is payable quarterly at the Company's option of either (i) the prime rate plus a margin of
 .25% to 1.50% or (ii) LIBOR plus a margin of 1.75% to 3.00%, depending upon the Company's ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization, as defined. The $175 million term facility expires on December 31, 2005. Interest is payable quarterly at the Company's option of either (i) the prime rate plus a margin of 2.00% or (ii) LIBOR plus a margin of 3.50%.

         The Company has entered into six interest rate swap agreements with a total notional amount of $370.0 million. The interest rate swap agreements exchange variable interest rates on the senior secured credit facility for fixed interest rates. The Company does not use derivatives for speculative or profit-motivated purposes. To the extent that the notional amount of the swap agreements exceed the carrying value of the underlying debt, a mark to market adjustment is reflected in the financial statements.

         Management believes that cash flows from operations and the availability of funds from the Company's credit facilities will provide sufficient liquidity to meet the Company's growth and operating needs.

Inflation and International Presence

         Management believes that the Company's operations have not been adversely affected by inflation. By operating internationally, the Company is affected by the economic conditions of certain countries. Based on the current economic conditions in these countries, management believes they are not significantly exposed to adverse economic conditions.

Recently Issued Accounting Standards

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), oReporting Comprehensive Income.o SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS 130 requires that certain items including currency translation adjustments be included in other comprehensive income, which prior to adoption were reported separately in shareholders' equity.

         Effective January 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), oDisclosures about Segments of an Enterprise and Related Information.o SFAS 131 requires the financial statement disclosures for operating segments, products and services, and geographic areas. The Company operates in one business segment based on the criteria set forth in SFAS 131. Therefore, SFAS 131 will not affect the Company's financial position, results of operations or financial statement disclosures.

         The Company is required to adopt Statement of Financial Accounting Standards No. 133 (SFAS 133), oAccounting for Derivative Instruments and Hedging Activitieso for its fiscal year ending 2000. SFAS 133 establishes new accounting and reporting standards for derivatives and hedging activities. The Company has not yet evaluated the financial accounting and reporting impact of SFAS 133.

Year 2000

         The Company has conducted an evaluation of the actions necessary in order to gain assurance that its information and non-information technology systems will be able to function without disruption with respect to the application of dating systems in the Year 2000. As a result of this evaluation, the Company is engaged in the process of upgrading, replacing and testing information systems, computer applications and other systems to be able to operate without disruption due to Year 2000 issues. The Company's remedial actions are scheduled to be completed by the end of the third quarter of 1999.

         There can be no assurance that the remedial actions being implemented by the Company will be able to be completed by the time necessary to avoid Year 2000 dating systems problems or that the cost of doing so will not be in excess of the amounts discussed below. If the Company is unable to complete its remedial actions in the planned timeframe, contingency plans will be developed to address systems that may not be Year 2000 compliant. These contingency plans could include accelerating the implementation of third party Year 2000 compliant software.

         The Company estimates total historical Year 2000 expenditures to be approximately $1.5 million. Year 2000 expenditures relate to modifying software, purchasing new software and hardware, and replacing non-compliant software and hardware. Year 2000 expenditures to be incurred through December 31, 1999 are estimated to be an additional $2.7 million. These costs include both internal and external personnel costs related to the assessment process, as well as the cost of purchasing certain hardware and software. There can be no guarantee that these estimates will be achieved, and actual results may differ from those planned. The cost of remedial actions to rectify non-information technology systems is not anticipated to be material to the Company's financial position or results of operations. The Company intends to use cash provided from operations to fund expenditures related to Year 2000 issues.

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

         The Company intends to develop contingency plans to address potential third party system failures resulting from a Year 2000 problem. The Company has an ongoing assessment process to gain assurances and certifications of customers' and suppliers' Year 2000 readiness programs. Based on the results of the assessment process, the Company will develop contingency plans for those suppliers who are unable or unwilling to develop remediation plans to become Year 2000 compliant. Although these plans are not yet complete, the Company expects that these plans will include a combination of the resourcing of materials to Year 2000 compliant vendors and the stockpiling of components. The Company expects the implementation of these plans to occur by the end of the third quarter of 1999.

         Portions of this Year 2000 section contain statements that constitute forward-looking statements. The forward-looking statements include statements regarding the Company's intent, belief and expectations with respect to, among other things, the timing of the Company's Year 2000 remedial actions and the development of the Company's contingency plans, and the future expenses related to the Company's Year 2000 compliance programs. Investors are cautioned that any such forward-looking statement is not a guarantee and involves risks and uncertainties, and that actual events may differ materially from those in the forward-looking statement as a result of various factors, including, among others, the discovery of a currently unknown material Year 2000 issue, the failure of third parties to address Year 2000 issues, the failure to implement the Company's Year 2000 plan as scheduled, and a material increase in the costs of external consultants.

ITEM 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to certain market risks, primarily resulting from the effects of changes in interest rates. To reduce exposures to market risks resulting from fluctuations in interest rates, the Company uses derivative financial instruments. Specifically, the Company uses interest rate swap agreements to mitigate the effects of interest rate fluctuations on net income by changing the floating interest rates on certain portions of the Company's debt to fixed interest rates. For more information on these interest rate exposures, see Note 2 and Note 12 of the Company's Notes to Consolidated Financial Statements included elsewhere herein. The effect of changes in interest rates on the Company's net income generally has been small relative to other factors that also affect net income, such as sales and operating margins.

         The Company does not enter into financial instruments for trading purposes. Management believes that its use of these instruments to reduce risk is in the Company's best interest.

         The Company's risks related to commodity price and foreign currency exchange risks have historically not been material. The Company does not expect the effects of these risks to be material based on current operating and economic conditions in the countries and markets in which it operates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES


                                                                              Page
          Consolidated Financial Statements:                                  ----
          ----------------------------------
          Report of Independent Public Accountants                              17
          Consolidated Balance Sheets as of December 31, 1998                   18
          and 1997
          Consolidated Statements of Income for the Years Ended                 19
          December 31, 1998, 1997 and 1996
          Consolidated Statements of Shareholders' Equity for the Years         20
          Ended December 31, 1998, 1997 and 1996
          Consolidated Statements of Cash Flows for the Years Ended             21
          December 31, 1998, 1997 and 1996
          Notes to Consolidated Financial Statements                            22

          Financial Statement Schedule:
          -----------------------------
          Report of Independent Public Accountants                              36
          Schedule II--Valuation and Qualifying Accounts                        37


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Stoneridge, Inc.:

         We have audited the accompanying consolidated balance sheets of Stoneridge, Inc. (an Ohio corporation) and Subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stoneridge, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


                                                            Arthur Andersen LLP


Cleveland, Ohio,
January 28, 1999.

                        STONERIDGE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                    December 31
                                                                                    -----------
                                                                               1998            1997
                                                                               ----            ----
                                                                                 (in thousands,
                                                                                except share data)
Assets
Current Assets:
 Cash and cash equivalents...................................................  $  1,876   $  1,338
 Accounts receivable, less allowance for doubtful accounts
   of $1,006 and $231........................................................    84,655     57,873
 Inventories.................................................................    53,273     38,594
 Prepaid expenses and other..................................................     5,983      6,842
 Deferred income taxes.......................................................    11,679      5,829
                                                                               --------    -------
   Total current assets......................................................   157,466    110,476
                                                                               --------    -------

Property, Plant and Equipment, net...........................................    94,770     58,696
Other Assets:
 Goodwill, net...............................................................   351,501     45,985
 Other intangible assets, net................................................     3,928        907
 Investments and other.......................................................    30,451     19,009
                                                                               --------    -------
   Total Assets..............................................................  $638,116   $235,073
                                                                               ========    =======

Liabilities and Shareholders' Equity
Current Liabilities:
 Current portion of long-term debt...........................................  $ 21,213   $    456
 Accounts payable............................................................    45,835     31,459
 Accrued expenses and other..................................................    48,234     31,105
 Accrued shareholder distributions...........................................        --      2,600
                                                                               --------    -------
   Total current liabilities.................................................   115,282     65,620
                                                                               --------    -------

Long-Term Debt, net of current portion.......................................   322,724      9,139
Deferred Income Taxes........................................................     8,088      3,104
Other........................................................................     1,480         --
                                                                               --------    -------
   Total long term liabilities...............................................   332,292     12,243
                                                                               --------    -------

Shareholders' Equity:
 Preferred shares, without par value, 5,000,000 authorized, none issued......        --         --
 Common shares, without par value, 60,000,000 authorized,
 22,397,311 issued and outstanding at December 31, 1998 and 1997, stated at..        --         --
 Additional paid-in capital..................................................   141,506    141,506
 Retained earnings...........................................................    49,330     15,930
 Accumulated other comprehensive income......................................     (294)       (226)
                                                                                  ----        ----
                                                                                190,542    157,210
                                                                               --------    -------
       Total Liabilities and Shareholders' Equity............................  $638,116   $235,073
                                                                               ========   ========

         The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                        STONERIDGE, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME


                                                             For the years ended December 31,
                                                             1998        1997         1996
                                                             ----        ----         ----
                                                         (in thousands, except per share data)
Net Sales............................................      $503,821     $449,506     $363,748
Costs and Expenses:
    Cost of goods sold...............................       379,582      341,314      288,142
    Selling, general and administrative expenses             67,517       55,826       46,694
                                                           --------     --------     --------
       Operating income..............................        56,722       52,366       28,912
    Gain on sale of fixed assets.....................            --       (1,733)          --
    Interest expense, net............................           686        3,204        4,317
                                                           --------     --------     --------
Income Before Income Taxes...........................        56,036       50,895       24,595
                                                           --------     --------     --------
    Provision for income taxes.......................        22,636        5,098          524
    Income tax benefit from the reinstatement of
       deferred income taxes.........................            --       (1,167)          --
                                                           --------     --------     --------
Net Income...........................................      $ 33,400     $ 46,964     $ 24,071
                                                           ========     ========     ========
Basic and Diluted Net Income per Share...............      $   1.49     $   2.92     $   1.73
                                                           ========     ========     ========
Weighted Average Shares Outstanding..................        22,397       16,073       13,941
                                                           ========     ========     ========
Pro Forma Income Data (Unaudited):
Income before income taxes...........................      $ 56,036     $ 50,895     $ 24,595
Pro forma adjustment--provision for income taxes             22,636       21,181       10,295
                                                             ------       ------       ------
Pro forma net income.................................      $ 33,400     $ 29,714     $ 14,300
                                                           ========     ========     ========
Pro forma basic and diluted net income per share           $   1.49     $   1.36     $   0.66
                                                           ========     ========     ========
Pro forma weighted average shares outstanding........        22,397       21,830       21,655
                                                           ========     ========     ========

         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                        STONERIDGE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                          Accumulated
                                                                                                           Other
                                                                Number     Additional       Retained    Comprehensive  Comprehensive
                                                                of Shares  Paid-In Capital  Earnings       Income        Income
                                                                ---------  ---------------  --------       ------        ------
                                                                                          (in thousands)

Balance, December 31, 1995.....................................  13,909     $  7,958       $ 65,762       $   --

Net income and comprehensive income............................      --           --         24,071           --        $24,071
Exercise of share options, net.................................      55          225             --           --        =======
Compensation expense
  from share option plans......................................      --          450             --           --
Capital contribution...........................................      --          562             --           --
Distributions declared.........................................      --           --        (14,395)          --
                                                                 ------        -----        -------       ------
Balance, December 31, 1996.....................................  13,964        9,195         75,438           --

Net income.....................................................      --           --         46,964           --        $46,964
   Other comprehensive income:
  Currency translation adjustments, net of tax.................      --           --             --         (226)          (226)
                                                                                                                        -------
  Comprehensive income.........................................                                                         $46,738
Exercise of share options......................................     438        2,513             --           --        =======
Compensation expense
  from share option plans......................................      --          450             --           --
Issuance of shares in public offering, net.....................   6,728      108,693             --           --
Issuance of shares to Company management.......................     510        8,326             --           --
Acquisition of Berifors AB.....................................     757       12,329             --           --
Distributions declared.........................................      --           --       (106,472)          --
                                                                 ------        -----        -------       ------

Balance, December 31, 1997.....................................  22,397      141,506         15,930         (226)

Net income.....................................................      --           --         33,400           --        $33,400
Other comprehensive income:
 Currency translation adjustments, net of tax..................      --           --             --          (68)           (68)
                                                                 ------        -----        -------       ------        -------
    Comprehensive income.......................................                                                         $33,332
                                                                                                                        =======
Balance, December 31, 1998.....................................  22,397     $141,506        $49,330       $ (294)
                                                                 ======     ========        =======      =======

         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                        STONERIDGE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            For the years ended December 31,
                                                                                              1998         1997        1996
                                                                                              ----         ----        ----
                                                                                                     (in thousands)
Operating Activities:
Net income...............................................................................   $  33,400   $  46,964    $ 24,071
Adjustments to reconcile net income to net cash
    from operating activities--
 Depreciation and amortization...........................................................      14,422      13,237       9,966
 Deferred income taxes...................................................................      (1,702)     (1,087)         --
 Gain on sale of fixed assets............................................................          --      (1,733)         --
 Compensation expense for stock options..................................................          --         450         450
 Income tax benefit from the reinstatement of
    deferred income taxes................................................................          --      (1,167)         --
 Changes in operating assets and liabilities--
    Accounts receivable, net.............................................................      (7,162)     (5,521)      2,694
    Inventories..........................................................................      (1,918)     (4,036)     (3,730)
    Prepaid expenses and other...........................................................       1,761      (1,564)      4,599
    Other assets, net....................................................................      (3,854)       (466)     (1,014)
    Accounts payable.....................................................................       4,004       6,526     (12,854)
    Accrued expenses and other...........................................................       7,037      12,228       1,089
                                                                                            ---------   ---------    --------
       Net cash from operating activities................................................      45,988      63,831      25,271
                                                                                            ---------   ---------    --------
Investing Activities:
Capital expenditures.....................................................................     (10,919)    (12,256)    (14,083)
Proceeds from sale of fixed assets.......................................................       3,758       2,300       4,850
Equity investments.......................................................................          --     (17,722)     (8,834)
Business acquisitions....................................................................    (361,520)         --          --
                                                                                            ---------   ---------    --------
       Net cash from investing activities................................................    (368,681)    (27,678)    (18,067)
                                                                                            ---------   ---------    --------
Financing Activities:
Shareholder distributions paid...........................................................      (2,600)   (104,972)    (13,201)
Proceeds from long-term debt.............................................................       1,286         789       3,512
Repayments of long-term debt.............................................................      (8,469)     (3,072)       (410)
Net borrowings (repayments) under credit agreement.......................................     341,729     (47,449)      2,745
Debt issuance costs......................................................................      (8,615)         --          --
Share options exercised, net.............................................................          --       2,513         225
Proceeds from issuance of common shares, net.............................................          --     117,019          --
                                                                                            ---------   ---------    --------
       Net cash from financing activities................................................     323,331     (35,172)     (7,129)
                                                                                            ---------   ---------    --------
Effect of exchange rates changes on cash and cash equivalents............................        (100)         --          --
Net change in cash and cash equivalents..................................................         538         981          75
Cash and cash equivalents at beginning of period.........................................       1,338         357         282
                                                                                           ----------   ---------    --------
Cash and cash equivalents at end of period...............................................  $    1,876   $   1,338    $    357
                                                                                           ==========   =========    ========
Supplemental disclosure of cash flow information:
Cash paid for interest...................................................................  $      952   $   3,281    $  3,844
                                                                                           ==========   =========    ========
Cash paid for income taxes...............................................................  $   22,979   $     591    $    383
                                                                                           ==========   =========    ========
 Noncash investing and financing activities:
Common shares issued for acquisition of Berifors AB......................................  $       --   $  12,329    $     --
                                                                                           ==========   =========    ========

         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                       STONERIDGE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (in thousands, except for share and per share data)



1.  Nature of Business

         Stoneridge is an independent designer and manufacturer of engineered electrical and electronic components, modules and systems for the automotive, medium and heavy duty truck, and agricultural vehicle markets. Stoneridge operates in one business segment.

2.  Summary of Significant Accounting Policies

Basis of Presentation

         The accompanying consolidated financial statements include the accounts of Stoneridge and its wholly-owned and majority-owned subsidiaries (collectively, the Company). All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

         The Company considers all short-term investments with original maturities of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value.

Accounts Receivable

         Revenues are principally generated from the automotive, medium and heavy duty truck, and agricultural vehicle markets. Due to the nature of these industries, a significant portion of sales and related accounts receivable are concentrated in a relatively low number of customers. In 1998, three customers accounted for approximately 25%, 18% and 10% of net sales, while the top five customers accounted for 72% of net sales. The same three customers accounted for approximately 32%, 21% and 10% of the Company's 1997 net sales, and its top five customers accounted for approximately 76% of its 1997 net sales. Accounts receivable from the Company's five largest customers aggregated approximately $51,927 and $45,210 at December 31, 1998, and 1997, respectively.

         A division of General Motors has notified the Company that it is discontinuing all outsourcing of its wire harness requirements under contract manufacturing arrangements. The Company believes that by mid 1999, the General Motors division will produce in-house substantially all of its wire harness requirements previously supplied by the Company. In 1998, the Company's net sales under this arrangement totaled approximately $84.1 million and contributed approximately $4.9 million in operating income. There can be no assurance that the Company will be able to offset reductions in its sales and operating profits resulting from the reduction in sales to the General Motors division.

                        STONERIDGE, INC. AND SUBSIDIARIES

               (in thousands, except for share and per share data)


Inventories

         Cost is determined by the last-in, first-out (LIFO) method for approximately 76% and 100% of the Company's inventories at December 31, 1998 and 1997, respectively, and by the first-in, first-out (FIFO) method for all other inventories. Inventory cost includes material, labor and overhead. Inventories consist of the following at December 31:


                                                                                    1998       1997
                                                                                    ----       ----

            Raw materials                                                        $ 32,453   $ 24,725
            Work in progress                                                       10,673      9,397
            Finished goods                                                         12,379      6,723
            Less-LIFO reserve                                                      (2,232)    (2,251)
                                                                                 ---------------------
               Total                                                             $ 53,273   $ 38,594
                                                                                 =====================

Property, Plant and Equipment

  Property, plant and equipment are recorded at cost and consist of the following at December 31:


                                                                                    1998       1997
                                                                                    ----       ----
            Land and land improvements                                           $  5,355   $  3,756
            Buildings and improvements                                             42,345     32,795
            Machinery and equipment                                                63,012     37,154
            Office furniture and fixtures                                          16,444      8,242
            Tooling                                                                22,663     16,729
            Vehicles                                                                  477      3,977
            Leasehold improvements                                                    818      1,018
                                                                                 --------------------
                                                                                  151,114    103,671
            Less-Accumulated depreciation
            and amortization                                                       56,344     44,975
                                                                                 --------------------
                                                                                 $ 94,770   $ 58,696
                                                                                 ====================

         Depreciation is provided by both the straight-line and accelerated methods over the estimated useful lives of the assets. Depreciation expense for the years ended December 31, 1998, 1997 and 1996 was $11,779, $11,273 and
$8,686, respectively. Depreciable lives within each property classification are as follows:

                  Buildings and improvements                    10--40 years
                  Machinery and equipment                        5--10 years
                  Office furniture and fixtures                  3--10 years
                  Tooling                                         2--5 years
                  Vehicles                                        3--5 years
                  Leasehold improvements                          3--8 years

                        STONERIDGE, INC. AND SUBSIDIARIES

               (in thousands, except for share and per share data)


         Maintenance and repair expenditures that are not considered betterments and do not extend the useful life of property are charged to expense as incurred. Expenditures for improvements and major renewals are capitalized. When assets are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and any gain or loss on the disposition is credited or charged to income.

Goodwill and Other Intangibles

         Goodwill represents the excess of the purchase price paid over the fair market value of acquired assets and assumed liabilities. Goodwill is being amortized over 40 years on a straight-line basis. Other intangible assets are being amortized over two to thirteen years on a straight-line basis. Goodwill and other intangible asset amortization expense totaled approximately $1,453, $1,495 and $1,180 in 1998, 1997 and 1996, respectively. Accumulated amortization as of December 31, 1998, and 1997 was $8,422 and $6,969, respectively. The Company regularly evaluates its accounting for goodwill and other intangible assets. Impairment would be recognized when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Measurement of the amount of impairment will be based on appraisal, market value of similar assets or estimated discounted future cash flows resulting from the use and ultimate disposition of the asset.

Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities consist of the following at December 31:


                                                          1998             1997
                                                          ----             ----
    Compensation-related obligations                   $14,717          $11,699
    Insurance-related obligations                        7,241            3,491
    Income Taxes                                         2,012            5,812
    Other                                               24,264           10,103
                                                       ------------------------
                                                       $48,234          $31,105
                                                       ========================

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

         The Company accounts for income taxes, using the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109), oAccounting for Income Taxes.o Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not.

                        STONERIDGE, INC. AND SUBSIDIARIES

               (in thousands, except for share and per share data)


Foreign Currency Translation Adjustment

         The financial statements of foreign subsidiaries, where the local currency is the functional currency, are translated into U.S. dollars using exchange rates in effect at the period end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from translation of financial statements are reflected as accumulated other comprehensive income.

         The financial statements of foreign subsidiaries where the U.S. dollar is the functional currency and which have certain transactions denominated in a local currency are remeasured as if the functional currency were the U.S. dollar. The remeasurement of local currencies into U.S. dollars creates translation adjustments which are included in net income. All translation and transaction activities were insignificant in 1998, 1997 and 1996.

Revenue Recognition

         The Company recognizes revenues from the sale of products at the point of passage of title, which is generally at the time of shipment.

Product Development Expenses

         Expenses associated with the development of new products and changes to existing products are charged to expense as incurred. The costs amounted to $17,418, $14,114 and $9,263 in 1998, 1997, and 1996, respectively.

Stock-Based Compensation

         The Company has elected to follow Accounting Principles Board Opinion No. 25, oAccounting for Stock Issued to Employeeso (APB 25), and related interpretations in accounting for its employee stock options. Under APB 25, since the exercise price of employee share options equals the market price of the shares on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), oAccounting for Stock-Based Compensation.o

Financial Instruments and Derivative Financial Instruments

         Financial instruments held by the Company include cash and cash equivalents, accounts receivable, accounts payable, long-term debt and interest rate swap agreements. The carrying value of cash and cash equivalents, accounts receivable and payables is considered to be representative of fair value because of the short maturity of these instruments. The fair values of borrowings under the long-term debt facilities are based on rates available to the Company for debt with comparable terms and maturities.

         The interest rate swap agreements convert floating-rate debt under the Company's credit facility to fixed-rate debt. As the outstanding balance on the Company's credit facilities was less than the notional amount of the interest rate swap agreements, the market value attributable to the difference was recognized in interest expense in 1998 and 1997.

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

Accounting Standards

         The Company adopted Statement of Financial Accounting Standard No. 121 (SFAS 121), oAccounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,o in 1996. SFAS 121 requires long-lived assets and certain identifiable intangible assets to be reviewed for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this Standard did not have an effect on the Company's financial statements. Management periodically reviews the realizability of long-lived assets of the Company in accordance with SFAS 121.

         The Company adopted Statement of Financial Accounting Standard No. 128 (SFAS 128), oEarnings per Share,o in 1997. SFAS 128 requires the presentation of basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by all weighted average dilutive potential common shares that were outstanding during the period. Potentially dilutive securities are not significant and do not create differences between reported basic and diluted earnings per share for all periods presented.

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), oReporting Comprehensive Incomeo. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS 130 requires that certain items including currency translation adjustments be included in other comprehensive income, which prior to adoption were reported separately in shareholders' equity. Prior year financial statements have been reclassified to conform to the requirements of this statement.

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), oDisclosures about Segments of an Enterprise and Related Information.o SFAS 131 requires the financial statement disclosures for operating segments, products and services, and geographic areas. The Company operates in one business segment based on the criteria set forth in SFAS 131. Therefore, SFAS 131 will not affect the Company's financial position, results of operations or financial statement disclosures.

         The Company will be required to adopt Statement of Financial Accounting Standards No. 133 (SFAS 133), oAccounting for Derivative Instruments and Hedging Activitieso for its fiscal year ending 2000. SFAS 133 establishes accounting and reporting standards for derivatives and hedging activities. The Company has not yet evaluated the financial accounting and reporting impact of SFAS 133.

                        STONERIDGE, INC. AND SUBSIDIARIES

               (in thousands, except for share and per share data)


3.       Offering of Common Shares

         On October 10, 1997, the Company completed its Offering of 6,727,500 Common Shares, resulting in net proceeds (after deducting issuance costs) of $108,693. Net proceeds from the Offering were used to pay an $83,000 S corporation distribution, and the remaining proceeds were used to repay net borrowings under the credit facility discussed in Note 6. Concurrent with the initial public offering, certain officers and management of the Company purchased 510,181 Common Shares (Management Reinvestment), resulting in net proceeds of $8,326. In 1998, a final S corporation distribution of $2,600 was paid.

         In connection with the Offering, the Company amended its Articles of Incorporation to change the authorized share capital of the Company from 37,724 shares of Class A Common, voting, without par value, and 87,276 shares of Class B Common, non-voting, without par value, to 60,000,000 Common Shares, without par value and 5,000,000 shares of voting preferred shares, without par value. The amended Articles of Incorporation provided that each Class A Common Share and Class B Common Share automatically became 139.0856 Common Shares. All applicable share and per share data have been adjusted accordingly in these financial statements.

4.       Acquisitions

         On December 31, 1998, the Company purchased all of the outstanding common shares of Hi-Stat Manufacturing Co., Inc. (Hi-Stat) for approximately $362,000. Hi-Stat manufactures engineered sensors, switches and solenoids for the automotive industry. The transaction was accounted for as a purchase. Accordingly, the assets acquired and liabilities assumed of Hi-Stat are included in the consolidated balance sheet as of December 31, 1998. The purchase price was funded with the Company's cash on hand and with proceeds from the credit facilities discussed in Note 6. All assets acquired and liabilities assumed were stated at fair value. The purchase price paid in excess of identifiable net assets was allocated to goodwill. The purchase price has been allocated based on preliminary appraisals and evaluations and is subject to further review and refinement. The components of intangible assets included in the allocation of purchase price, along with the related straight-line amortization periods, are:

                                                                     Amortization
                                                         Amount      Period (years)
                                                        --------     --------------
                   Non-compete covenants                $    590             2
                   Patents                                 2,580          6-13
                   Goodwill                              306,613            40
                                                        --------
                   Total                                $309,783
                                                        ========

         The results of operations of Hi-Stat are included in the accompanying financial statements from the date of acquisition.

         The unaudited pro forma consolidated results of operations as though Hi-Stat had been acquired at the beginning of fiscal 1998 and 1997 are as follows:

                                                                     1998          1997
                                                                     ----          ----
                   Net sales                                       $659,151      $584,965
                   Operating income                                $ 73,269      $ 73,286
                   Net income                                      $ 24,736      $ 22,772
                   Basic and diluted net income per share          $   1.10      $   1.04


                        STONERIDGE, INC. AND SUBSIDIARIES

               (in thousands, except for share and per share data)


         The pro forma data do not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results. The pro forma amounts reflect the results of operations for the Company, Hi-Stat and the following purchase accounting and other adjustments for the periods presented:

             .   Elimination of certain costs and interest expense of Hi-Stat which are expected to be nonrecurring.
             .   Interest expense on borrowings used to fund the acquisition
             .   Amortization of intangible assets based on the purchase price allocation
             .   Estimated income tax effect on the results of operations and the pro forma adjustments assuming both companies were subject to tax as C corporations
             .   1997 pro forma earnings per share assumes outstanding shares as discussed in Note 13

         In April 1996, the Company purchased 45% of the outstanding common stock of Berifors AB (Berifors), a Sweden-based manufacturer of electronic instrumentation and information displays for the European truck and commercial vehicle markets, for approximately $8,834. The investment was accounted for under the equity method of accounting. The excess of the amount paid over the book value of the assets acquired, totaling $7,200, is being amortized over 40 years on a straight-line basis. On October 10, 1997, the Company acquired the remaining 55% of Berifors, in exchange for 757,063 Common Shares. The transaction was accounted for as a purchase. The excess of the purchase price over the book value of assets acquired, totaling $10,439, is being amortized over 40 years on a straight-line basis. The results of operations of Berifors are consolidated in the accompanying financial statements from October 1997.

5.  Investments

         In October 1997, the Company purchased 50% of the outstanding common stock of PST Industria Eletronica da Amazonia Ltda. (PST), a Brazilian electronic components business that specializes in electronic vehicle security devices. The investment is accounted for under the equity method of accounting. Total cash consideration paid by the Company with respect to this investment was $17,722 including fees and expenses. The allocation of purchase price resulted in intangibles, primarily non-compete covenants and goodwill of $2,000 and $12,622, respectively, which are being amortized over periods of two to 40 years. Amortization expense was $1,190 and $469 in 1998 and 1997, respectively. The acquisition was financed with borrowings under the credit facility discussed in Note 6. In 1998, the Company issued a $5,000 note to PST. The proceeds of the note were used for the repayment of existing debt. The note is secured by certain assets of PST.

         In August 1997, the Company entered into two joint venture agreements with Connecto AB, a Swedish manufacturer of power distribution systems. Pursuant to the terms of the agreements, the Company expects to pay approximately $2,400 for a 60% interest in a Brazilian joint venture and $1,100 for a 40% interest in a European joint venture. The Brazilian joint venture will be consolidated with the results of the Company and the European joint venture will be accounted for under the equity method of accounting. As of December 31, 1998, the Company incurred costs of approximately $260 related to these joint ventures. The joint ventures are establishing production facilities in Brazil and Europe for the purpose of manufacturing and selling power distribution systems in South America and Europe, respectively. In addition, the joint ventures will pursue sales and marketing efforts for other products and services of joint venture partners to the extent practicable. The Company finances its investments in the joint ventures through borrowings under the credit facility discussed in Note 6.

                        STONERIDGE, INC. AND SUBSIDIARIES

               (in thousands, except for share and per share data)


6.  Long-Term Debt

         The Company has a $425,000 credit agreement with a bank group. The credit agreement has three components: a $100,000 revolving credit facility, a $150,000 term facility and a $175,000 term facility. The $100,000 revolving facility and the $150,000 term facility expire on December 31, 2003, and require a commitment fee of 0.37% to 0.50% on the unused balance. Interest is payable quarterly at either (i) the prime rate plus a margin of .25% to 1.50% or (ii) LIBOR plus a margin of 1.75% to 3.00%, depending upon the Company's ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization, as defined. The $175,000 term facility expires on December 31, 2005. Interest is payable quarterly at either (i) the prime rate plus a margin of 2.00% or (ii) LIBOR plus a margin of 3.50%.

         The weighted average interest rate in effect for the years ended December 31, 1998, 1997 and 1996 was approximately 7.1%, 7.1% and 7.4%, respectively, including the effects of the interest rate swap agreements.

      Long-term debt consists of the following at December 31:

                                                         1998     1997
                                                         ----     ----

      Borrowings under credit facility                $342,150   $  497
      Borrowings repaid in 1998                             --    8,345
      Other                                              1,787      753
                                                      -----------------
                                                       343,937    9,595
      Current maturities                                21,213      456
                                                      =================
                                                      $322,724   $9,139
                                                      =================

         The credit agreement contains various covenants that require, among other things, the maintenance of certain minimum amounts of consolidated net worth and consolidated EBITDA and certain specified ratios of consolidated total debt, to consolidated EBITDA, interest coverage and fixed charge coverage. Restrictions may also include limits on capital expenditures and dividends. The Company was in compliance with these covenants at December 31, 1998.

         Future maturities of long-term debt as of December 31, 1998 are as follows:

                        1999                    $21,213
                        2000                     24,728
                        2001                     32,122
                        2002                     39,408
                        2003                     60,216
                        Thereafter              166,250

                        STONERIDGE, INC. AND SUBSIDIARIES

               (in thousands, except for share and per share data)


7.  Income Taxes

The provision for income tax included in the accompanying financial statements represents federal, state and foreign income taxes for fiscal 1998 and the period October 9, 1997, to December 31, 1997, and state income taxes for certain states for the period January 1, 1997, to October 8, 1997 and fiscal 1996. The provision for income taxes consists of the following for the years ended December 31:

                                                         1998      1997    1996
                                                         ----      ---     ----
            Current:
            Federal                                   $20,414   $ 4,441   $  --
            State and foreign                           3,924     1,744     524
                                                      -------------------------
                                                       24,338     6,185     524
            Deferred:
            Federal                                   (1,489)      (983)     --
            State and foreign                           (213)      (104)     --
                                                     --------------------------
                                                      (1,702)    (1,087)     --
                                                     --------------------------
Total                                                $22,636   $ 5,098   $  524
                                                     ==========================

         A reconciliation of the Company's effective income tax rate to the statutory federal tax rate for 1998 is as follows:

                                                                           1998
                                                                           ----

            Statutory federal income tax rate                              35.0%
            State income taxes, net of federal tax benefit                  4.7
            Goodwill amortization                                           0.8
            Other items                                                    (0.1)
                                                                          -----
            Effective income tax rate                                      40.4%
                                                                          ======

         A reconciliation of the Company's effective income tax rate to the statutory federal tax rate has been omitted for 1997 and 1996, as presentation of such information is not meaningful.

         Unremitted earnings of foreign subsidiaries are $878 as of December 31, 1998. Because these earnings have been indefinitely reinvested in foreign operations, no provision has been made for U.S. income taxes. It is impracticable to determine the amount of unrecognized deferred taxes with respect to these earnings; however, foreign tax credits would be available to reduce U.S. income taxes in the event of a distribution.

         As a result of the Company's conversion to C corporation status on October 9, 1997, current deferred income tax assets and noncurrent deferred income tax liabilities of approximately $4,073 and $2,906, respectively, were recorded, offsetting a cumulative effect benefit of $1,167.

         In conjunction with the acquisition of Hi-Stat on December 31, 1998, the Company recorded deferred income tax assets and noncurrent deferred income tax liabilities of approximately $4,172 and $5,072, respectively.

                        STONERIDGE, INC. AND SUBSIDIARIES

               (in thousands, except for share and per share data)


         Deferred tax assets and liabilities consist of the following at December 31:

                                                   1998    1997
                                                   ----    ----
   Deferred tax assets:
           Inventories                          $ 1,632  $1,103
           Employee Benefits                      1,806   2,371
           Insurance                              2,834   1,504
           Other nondeductible reserves           7,710   2,396
                                                ---------------
   Gross deferred tax assets                     13,982   7,374

   Deferred tax liabilities
           Depreciation and amortization          7,953   2,899
           Other                                  2,438   1,750
                                                ---------------
   Gross deferred tax liabilities                10,391   4,649
                                                ---------------

   Net deferred tax asset                       $ 3,591  $2,725
                                                ===============

8.       Operating Lease Commitments

         The Company leases equipment, vehicles and a building from third parties under operating lease agreements.

         The Company also leases some of its facilities from certain related parties. The leases are accounted for as operating leases and are for various terms with additional renewal options. The Company is generally responsible for repairs and maintenance, taxes and insurance.

         For the years ended December 31, 1998, 1997 and 1996, lease expense totaled $3,015, $2,313 and $2,255, respectively, under these agreements.

         Future minimum operating lease commitments at December 31, 1998, are as follows:

                                     Third       Related
                                     Party        Party
                                     -----        -----
                1999                 $3,194       $576
                2000                  2,553        576
                2001                  1,779        466
                2002                  1,347        252
                2003                  1,233        252
                Thereafter              --         212

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

         Information relating to the Company's outstanding options is as follows:


                             Shares     Average       Exercise
                             Option      Prices        Price
                             ------      ------        -----

Outstanding,
       December 31, 1996      --      $     --       $   --
       Granted in 1997      498,000    16.44-17.50     17.48
                            -------
Outstanding,
       December 31, 1997    498,000    16.44-17.50     17.48
       Forfeited in 1998     (6,000)         17.50     17.50
                              -----
Outstanding,
       December 31, 1998    492,000    16.44-17.50     17.48
                            =======

         Of the outstanding options issued and outstanding under the Incentive Plan, none are currently exercisable as of December 31, 1998.

         The following pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its share options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

       Risk-free interest rate                    5.97-6.16%
       Expected dividend yield                          0.0%
       Expected lives                              7.5 years
       Expected volatility                            33.19%

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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The
Company's pro forma net earnings per share were as follows:


                                                         1998     1997
                                                         ----     ----

Net income - as reported                              $33,400  $46,964
Net income - pro forma                                $31,236  $46,485

Basic and diluted earnings per share - as reported    $  1.49  $  2.92
Basic and diluted earnings per share - pro forma      $  1.39  $  2.89

10.      Employee Benefit Plans

         The Company has certain defined contribution profit sharing and 401(k) plans covering substantially all of the employees. Company contributions are generally discretionary; however, a portion of these contributions are based upon a percentage of employee compensation, as defined in the plans. The Company's policy is to fund all benefit costs accrued. There are no unfunded prior service costs. For the years ended December 31, 1998, 1997 and 1996, contributions amounted to $3,149, $3,274 and $2,481, respectively.

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

         The Company provided management services to a related company in the amount of $300 annually and also paid the salary of a certain key employee of the related company, amounting to $76 and $180 in 1997 and 1996, respectively. Beginning on September 1, 1997, the salary payments were paid by the related company.

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

         The Company uses derivative financial instruments to reduce exposures to market risks resulting from fluctuations in interest rates. The Company does not enter into financial instruments for trading purposes. Management believes that its use of these instruments to reduce risk is in the Company's best interest.

         Derivative financial instruments as of December 31, 1998, and 1997, include the following interest rate swap agreements:

           Notional Amount                               Expected
          1998         1997       Fixed Rate Paid      Maturity Date
          ----         ----       ---------------      -------------
         20,000       20,000        6.545-7.795       Feb. 01, 1999
         25,000       25,000         7.03-9.28        Aug  01, 1999
         75,000         --           7.00-8.25        Dec. 29, 2000
         75,000         --           7.00-8.25        Dec. 29, 2000
         87,500         --              8.81          Dec. 31, 2001
         87,500         --              8.81          Dec. 31, 2001

         The fair market value of these interest rate swap agreements, which was estimated based on quoted market sources and approximated a net payable of $220 and $157, at December 31, 1998 and 1997, respectively.

         The interest rate swap agreements require the Company to pay a fixed interest rate to counterparties while receiving a floating interest rate based on LIBOR. The fixed rate paid to the counterparties is dependent on the Company's ratio of consolidated total debt to consolidated EBITDA as defined by the Company's $425,000 credit agreement discussed in Note 6. The counterparties to each of the interest rate swap agreements are major commercial banks. Management believes that losses related to credit risk are remote.

13.      Unaudited Pro Forma Information

         The unaudited pro forma net income in the consolidated statements of income for the years ended December 31, 1997 and 1996, assumes that the Company was subject to income taxes as a C corporation.

         Unaudited pro forma net income per share for the years ended December 31, 1997 and 1996, has been calculated by dividing pro forma net income by the weighted average number of Common Shares outstanding, the number of Common Shares issued in connection with the Offering discussed in Note 3 (6,727,500), the number of Common Shares issued in connection with the exercise of share options as discussed in Note 9 (438,119), and the number of Common Shares issued in connection with the Management Reinvestment discussed in Note 3 (510,181).

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

15.  Unaudited Quarterly Financial Data

      The following is a condensed summary of actual quarterly results of operations for 1998 and 1997:


                                                               Quarter Ended,
                                                   ----------------------------------
                                                   Dec. 31  Sep. 30  June 30  Mar. 31
                                                   -------  -------  -------  -------
                                                   (in millions, except per share data)
      1998
      Net sales                                     $132.6   $118.2   $121.8   $131.2
      Gross profit                                    33.7     29.2     29.6     31.7
      Operating income                                13.8     12.2     14.7     16.0
      Net income                                    $  8.0   $  7.2   $  8.8   $  9.4
                                                    =================================
      Basic and diluted net income per share        $ 0.36   $ 0.32   $ 0.39   $ 0.42
                                                    =================================
      1997
      Net sales                                     $126.8   $103.9   $110.8   $108.0
      Gross profit profit                             29.0     26.0     27.3     25.9
      Operating income                                12.1     12.3     14.3     13.7
      Net income                                    $  8.4   $ 11.1   $ 13.1   $ 14.4
                                                    =================================
      Basic and diluted net income per share        $ 0.52   $ 0.69   $ 0.82   $ 0.89
                                                    =================================


         See Note 3 regarding the Company's Offering of Common Shares in October 1997.

         Results reflect the partial acquisition of Berifors AB in April 1996 and full consolidation of Berifors AB in October 1997.

         Report of Independent Public Accountants


         To the Board of Directors and Shareholders of Stoneridge, Inc.:

         We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Stoneridge, Inc. and Subsidiaries included in this Form 10-K, and have issued our report thereon dated January 28, 1999. Our audits were made for the purpose of forming an opinion on those financial statements taken as a whole. The schedule on page 37 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                            Arthur Andersen LLP


Cleveland, Ohio,
January 28, 1999.

                        STONERIDGE, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                                                           Liabilities
                                             Balance at    Charged to     Assumed in                      Balance at
                                             Beginning     Costs and       Purchase                         End of
                                             of Period     Expenses       Accounting       Write-offs       Period
                                            ----------     ----------     ------------     ----------       ------
                                                                         (in thousands)
Allowance for doubtful accounts:
     Year ended December 31, 1996               453           43              --              231            265
     Year ended December 31, 1997               265           20              --               54            231
     Year ended December 31, 1998               231          254             545               24          1,006


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

                                     PART III.


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item 10 is incorporated by reference to the information under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 3, 1999, and the information under the heading "Executive Officers" in Part I of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this Item 11 is incorporated by reference to the information under the heading "Executive Compensation" contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 3, 1999.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item 12 is incorporated by reference to the information under the heading "Security Ownership of Certain Beneficial Owners and Management" contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 3, 1999.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item 13 is incorporated by reference to the information under the heading "Certain Relationships and Related Transactions" contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 3, 1999.

                                   PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)  The following documents are filed as part of this Form 10-K.


                                                                                 Page in
                                                                                Form 10-K
                                                                                ---------
1.  Consolidated Financial Statements:
                  Report of Independent Public Accountants                          17
                  Consolidated Balance Sheet as of December 31, 1998 and 1997       18
                  Consolidated Statements of Income for the years ended             19
                  December  31, 1998, 1997 and 1996
                  Consolidated Statements of Shareholders' Equity for the years     20
                  ended December 31, 1998, 1997, and 1996
                  Consolidated Statement of Cash Flows for the years ended
                  December 31, 1998, 1997 and 1996                                  21
                  Note to Consolidated Financial Statements                         22

2.  Financial Statement Schedules:

                  Report of Independent Public Accountants                          36
                  Schedule II - Valuation and Qualifying Accounts                   37


         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         (b) The following reports on Form 8-K were filed during the quarter ended December 31, 1998.

              None.

         (c) The exhibits listed on the Index to Exhibits on page 41 are filed with this Form 10-K or incorporated by reference as set forth below.

         (d)  Additional Financial Statement Schedules.

              None.

                               INDEX TO EXHIBITS

Exhibit
Number        Exhibit
------        -------
  3.1         Proposed Form of Second Amended and Restated Articles of
              Incorporation of the Company (incorporated by reference to Exhibit
              3.1 to the Company's Registration Statement on Form S-1 (No. 333-
              33285)).

  3.2 Proposed Form of Amended and Restated Code of Regulations of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (No. 333-33285)).

  4.1 Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

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

 10.8 Credit Agreement dated as of December 30, 1998 among Stoneridge, Inc., as Borrower, the Lending Institutions Named Therein, as Lenders, DLJ Capital Funding, Inc., as Syndication Agent, National City Bank, as Administrative Agent and Collateral Agent, PNC Bank, NA as Documentation Agent, filed herewith.

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

 10.13 Stock Purchase Agreement by and among Stoneridge, Inc. and the Shareholders of Hi-Stat Manufacturing Co., Inc., dated as of December 7, 1998 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K as of December 31, 1998).

 10.14        Form of Change in Control Agreement, filed herewith.

 21.1         Subsidiaries of the Company, filed herewith.

 27.1 Financial Data Schedule for the year ended December 31, 1998, filed herewith.

                                    SIGNATURES


         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     STONERIDGE, INC.


Date:  March 31, 1999                /s/  KEVIN P. BAGBY
                                    --------------------------------------------
                                    Kevin P. Bagby
                                    Treasurer and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)


         Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Date:  March 31, 1999                                /s/  D.M. DRAIME
                                                   -----------------------------------------
                                                   D.M. Draime
                                                   Chairman of the Board of Directors

Date:  March 31, 1999                                /s/  CLOYD J. ABRUZZO
                                                   -----------------------------------------
                                                   Cloyd J. Abruzzo
                                                   President and Chief Executive Officer
                                                   (Principal Executive Officer)

Date:  March 31, 1999                                /s/  AVERY S. COHEN
                                                   -----------------------------------------
                                                   Avery S. Cohen
                                                   Secretary and Director

Date:  March 31, 1999                                /s/  RICHARD E. CHENEY
                                                   -----------------------------------------
                                                   Richard E. Cheney
                                                   Director

Date:  March 31, 1999                                /s/  SHELDON J. EPSTEIN
                                                   -----------------------------------------
                                                   Sheldon J. Epstein
                                                   Director

Date:  March 31, 1999                                /s/  C.J. HIRE
                                                   -----------------------------------------
                                                   C.J. Hire
                                                   Director

Date:  March 31, 1999                                /s/  RICHARD G. LEFAUVE
                                                   -----------------------------------------
                                                   Richard G. LeFauve
                                                   Director

Date:  March 31, 1999                                /s/  EARL L. LINEHAN
                                                   -----------------------------------------
                                                   Earl L. Linehan
                                                   Director
