Form 10-Q
period 1999-03-31
STONERIDGE INC
filed 1999-05-17
CIK 1043337

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999.  Commission file number 001-13337


                                STONERIDGE, INC.
            --------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                    Ohio                             34-1598949
          -------------------------------        ---------------------
          (State or Other Jurisdiction of         (I.R.S. Employer
           Incorporation or Organization)          Identification No.)


          9400 East Market Street, Warren, Ohio          44484
          -------------------------------------  ---------------------
          (Address of Principal Executive Offices)     (Zip Code)

                                 (330) 856-2443
               --------------------------------------------------
               Registrant's Telephone Number, Including Area Code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes   X    No    .
                       ----     ----

The number of Common Shares, without par value, outstanding as of May 11, 1999:
22,397,311

                                STONERIDGE, INC.

                                     INDEX

                                                                            Page No.
Part I   Financial Information

     Item 1.  Financial Statements
     Condensed Consolidated Balance Sheets as of March 31, 1999                 2
          and December 31, 1998
     Condensed Consolidated Statements of Income for the three                  3
          months ended March 31, 1999 and 1998
     Condensed Consolidated Statements of Cash Flows for the                    4
          three months ended March 31, 1999 and 1998
     Notes to Condensed Consolidated Financial Statements                     5-7
     Item 2. Management's Discussion and Analysis of                         8-11
          Financial Condition and Results of Operations
     Item 3. Quantitative and Qualitative Disclosure About Market              11
          Risk

Part II   Other Information                                                    12

Signatures                                                                     13

Exhibit Index                                                                  14

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       STONERIDGE, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (in thousands)

                                                                                           March 31,            December 31,
                                                                                             1999                   1998
                                                                                     ------------------     -----------------
                                                                                          (unaudited)            (audited)
ASSETS
------

CURRENT ASSETS:
 Cash and cash equivalents                                                                     $  1,764              $  1,876
 Accounts receivable, net                                                                       102,398                84,655
 Inventories                                                                                     57,323                53,273
 Prepaid expenses and other                                                                       8,010                 5,983
 Deferred income taxes                                                                           12,447                11,679
                                                                                     ------------------     -----------------
     Total current assets                                                                       181,942               157,466
                                                                                     ------------------     -----------------

PROPERTY, PLANT AND EQUIPMENT, net                                                               99,970                94,770
OTHER ASSETS:
 Goodwill, net                                                                                  349,116               351,501
 Other intangible assets, net                                                                     3,908                 3,928
 Investments and other                                                                           28,463                30,451
                                                                                     ------------------     -----------------
TOTAL ASSETS                                                                                   $663,399              $638,116
                                                                                     ==================     =================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
 Current portion of long-term debt                                                             $ 21,885              $ 21,213
 Accounts payable                                                                                43,517                45,835
 Accrued expenses and other                                                                      53,052                48,234
                                                                                     ------------------     -----------------
     Total current liabilities                                                                  118,454               115,282
                                                                                     ------------------     -----------------

LONG-TERM DEBT, net of current portion                                                          332,449               322,724
DEFERRED INCOME TAXES                                                                             9,544                 8,088
OTHER LIABILITIES                                                                                 1,552                 1,480
                                                                                     ------------------     -----------------
     Total long-term liabilities                                                                343,545               332,292
                                                                                     ------------------     -----------------

SHAREHOLDERS' EQUITY:
 Preferred shares, without par value, 5,000 authorized, none issued                                  --                    --
 Common shares, without par value, 60,000 authorized, 22,397 issued and                              --                    --
  outstanding at March 31, 1999 and December 31, 1998, stated at
 Additional paid-in capital                                                                     141,506               141,506
 Retained earnings                                                                               60,103                49,330
 Accumulated other comprehensive income                                                            (209)                 (294)
                                                                                     ------------------     -----------------
     Total shareholders' equity                                                                 201,400               190,542
                                                                                     ------------------     -----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                     $663,399              $638,116
                                                                                     ==================     =================

   The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                       STONERIDGE, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                    (in thousands except for per share data)

                                                                    Three months ended
                                                                         March 31,
                                                              -----------------------------
                                                                   1999             1998
                                                              ------------     ------------
NET SALES                                                         $177,654         $131,216

COST AND EXPENSES:
     Cost of goods sold                                            128,214           99,513
     Selling, general and administrative expenses                   23,183           15,665
                                                              ------------     ------------

        Operating income                                            26,257           16,038

    Interest expense, net                                            8,250              274
                                                              ------------     ------------

INCOME BEFORE INCOME TAXES                                          18,007           15,764

    Provision for income taxes                                       7,234            6,382
                                                              ------------     ------------

NET INCOME                                                        $ 10,773         $  9,382
                                                              ============     ============

BASIC AND DILUTED NET INCOME PER SHARE                               $0.48            $0.42
                                                              ============     ============

WEIGHTED AVERAGE SHARES OUTSTANDING                                 22,397           22,397
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

                       STONERIDGE, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                 (in thousands)

                                                            For the three months
                                                               ended March 31,
                                                       ------------------------------
                                                            1999             1998
                                                       -------------    -------------
OPERATING ACTIVITIES:
 Net income                                                 $ 10,773         $  9,382
 Adjustments to reconcile net income to net cash
  from operating activities-
   Depreciation and amortization                               7,106            3,559
   Deferred income taxes                                         696             (997)
   Changes in operating assets and liabilities-
     Accounts receivable, net                                (13,385)         (13,815)
     Inventories                                                 945             (161)
     Prepaid expenses and other                               (1,531)          (1,064)
     Other assets, net                                           796             (995)
     Accounts payable                                         (4,656)           4,325
     Accrued expenses and other                                   64           (1,027)
                                                       -------------    -------------
       Net cash from operating activities                        808             (793)
                                                       -------------    -------------

INVESTING ACTIVITIES:
 Capital expenditures                                         (1,639)          (1,734)
 Proceeds from sale of fixed assets                               --               12
 Business acquisitions                                       (12,452)              --
                                                       -------------    -------------
       Net cash from investing activities                    (14,091)          (1,722)
                                                       -------------    -------------

FINANCING ACTIVITIES:
 Shareholder distributions paid                                   --           (2,600)
 Net proceeds (repayments) of long-term debt and               2,722             (140)
  other
 Net borrowings under credit facility                         10,391            4,871
                                                       -------------    -------------
       Net cash from financing activities                     13,113            2,131
                                                       -------------    -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH                  58               --
 EQUIVALENTS

NET CHANGE IN CASH AND CASH EQUIVALENTS                         (112)            (384)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               1,876            1,338
                                                       -------------    -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $  1,764         $    954
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

                       STONERIDGE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

              (in thousands, except for share and per share data)

1. The accompanying condensed consolidated financial statements have been prepared by Stoneridge, Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the Commission). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Commission's rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's 1998 Annual Report to Shareholders.

     The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.


2. Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for approximately 69% and 76% of the Company's inventories at March 31, 1999 and December 31, 1998, respectively, and by the first-in, first-out (FIFO) method for all other inventories. Inventory cost includes material, labor and overhead. Inventories consist of the following:

                                             March 31, 1999            December 31, 1998
                                             --------------            -----------------
Raw materials                           $        37,739                     $32,453
Work in progress                                  8,340                      10,673
Finished goods                                   13,426                      12,379
Less-LIFO reserve                                (2,182)                     (2,232)
                                              ------------                ------------
Total                                           $57,323                     $53,273
                                              ============                ============


3. On March 6, 1999, the Company purchased certain assets and assumed certain liabilities of Delta Schoeller, Ltd. (Delta), a United Kingdom manufacturer of switches for the automotive industry. The transaction was accounted for as a purchase. The preliminary purchase price approximates $12.0 million.

     On December 31, 1998, the Company purchased all the outstanding common shares of Hi-Stat Manufacturing Company, Inc. (Hi-Stat) for approximately $362,000. Hi-Stat manufactures engineered sensors, switches and soleniods for the automotive industry. The transaction was accounted for as a purchase. Accordingly, the assets acquired and liabilities assumed of Hi-Stat are included in the consolidated balance sheet as of March 31, 1999 and December 31, 1998. The purchase price was funded with the Company's cash on hand and with proceeds from the Company's senior secured credit facility. The components of intangible assets included in the allocation of purchase price at December 31, 1998 and the related straight-line amortization periods is summarized as follows:

                       STONERIDGE, INC. AND SUBSIDIARIES

                                  (Unaudited)

              (in thousands, except for share and per share data)

                                             Amortization
                                 Amount     Period (years)
                              ------------  --------------
     Non-compete covenants        $    590         2
     Patents                         2,580      6-13
     Goodwill                      306,613        40
                                  --------
          Total                   $309,783
                                  ========

          The results of operations of Hi-Stat will be included in the accompanying financial statements from the date of acquisition. As such, Hi-Stat has no effect on fiscal year 1998 net income.

          The unaudited proforma consolidated results of operations as though Hi-Stat had been acquired as of the beginning of fiscal 1998 is as follows:

                                        Three months ended
                                          March 31, 1998
                                        ------------------
Net sales                                     $172,869
Operating income                              $ 22,741
Net income                                    $  7,330
Basic and diluted earnings per share          $   0.33

          The pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results. The pro forma amounts reflect the results of operations for the Company, Hi-Stat and the following assumed purchase accounting adjustments for the periods presented:

 .  Elimination of historical management costs and interest expense of
   Hi-Stat.
 .  Interest expense on borrowings used to fund the acquisition
 .  Amortization of intangible assets based on the purchase price allocation
 . Estimated income tax effect on the results of operations and the pro forma adjustments assuming both companies were subject to tax as C corporations


4. Other comprehensive income includes foreign currency translation adjustments, net of related tax. Comprehensive income consists of the following:

                                       March 31, 1999         March 31, 1998
                                    -------------------    -------------------
Net income                                      $10,773                 $9,382
Other comprehensive income                           85                     90
                                    -------------------    -------------------
Comprehensive income                            $10,858                 $9,472
                                    ===================    ===================

                       STONERIDGE, INC. AND SUBSIDIARIES

                                  (Unaudited)

              (in thousands, except for share and per share data)



5. The Company has a $425,000 credit agreement with a bank group. The credit agreement has three components: a $100,000 revolving credit facility, a $150,000 term facility and a $175,000 term facility. The $100,000 revolving facility and the $150,000 term facility expire on December 31, 2003, and require a commitment fee of 0.37% to 0.50% on the unused balance. Interest is payable quarterly at either (i) the prime rate plus a margin of .25% to 1.50% or (ii) LIBOR plus a margin of 1.75% to 3.00%, depending upon the Company's ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization, as defined. The $175,000 term facility expires on December 31, 2005. Interest is payable quarterly at either (i) the prime rate plus a margin of 2.00% or (ii) LIBOR plus a margin of 3.50%.

     Long-term debt consists of the following:

                                           March 31, 1999                December 31,1998
                                      -------------------------      -------------------------
Borrowings under credit facility                       $352,541                       $342,150
Other                                                     1,793                          1,787
                                      -------------------------      -------------------------
                                                        354,334                        343,937
Less: Current maturities                                 21,885                         21,213
                                      -------------------------      -------------------------
                                                       $332,449                       $322,724
                                      =========================      =========================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Three Months Ended March 31, 1999 Compared To Three Months Ended March 31, 1998
-------------------------------------------------------------------------------

Net Sales. Net sales for the first quarter of 1999 increased by $46.5 million, or 35.4%, to $177.7 million from $131.2 million for the same period in 1998. Sales of core products increased by $54.1 million, or 49.9%, to $162.5 million during the first quarter of 1999 compared to $108.4 million for the same period of 1998. Sales of core products from the recent acquisitions of Hi-Stat and Delta accounted for $47.1 million of the change, while sales of existing core products increased by $7.0 million, or 6.5%, compared to same period in 1998. Sales revenues for the quarter were favorably impacted by higher OEM production volumes in both the passenger car/light truck and the commercial vehicle markets which was offset by lower production volumes in the agricultural vehicle market.

Sales for the first quarter of 1999 for North America increased $40.6 million to $161.2 million from $120.6 million for the same period in 1998. North American sales accounted for 90.7% of total sales for the first quarter of 1999 compared with 91.9% for the same period in 1998. Sales for the first quarter of 1999 outside North America increased $5.9 million to $16.5 million from $10.6 million for the same period in 1998. Sales outside North America accounted for 9.3% of total sales for the first quarter of 1999 compared with 8.1% for the same period in 1998.

As expected, contract manufacturing sales for the first quarter of 1999 declined by $7.6 million to $15.2 million, or 8.6%, of the Company's total sales revenue compared with $22.8 million, or 17.4%, of total sales revenue for the same period in 1998.

Cost of Goods Sold. Cost of goods sold for the first quarter of 1999 increased by $28.7 million, or 28.8%, to $128.2 million from $99.5 million in the first quarter of 1998. As a percentage of sales, cost of goods sold decreased to 72.2% in 1999 from 75.8% in 1998. The decrease as a percent of sales was due primarily to a shift in product mix to higher value added electrical and electronic core products and lower contract manufacturing sales.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses increased by $7.5 million to $23.2 million in the first quarter of 1999 from $15.7 million for the same period in 1998. As a percentage of sales, SG&A expenses increased to 13.1% for the first quarter of 1999 from 12.0% for the same period in 1998. The increase is primarily attributable to costs from the recent acquisitions.

Interest Expense. Interest expense for the first quarter of 1999 was $8.2 million compared with $0.3 million in 1998. Average outstanding indebtedness was $349.1 million and $12.2 million for the first three months of 1999 and 1998, respectively. The increase in average outstanding indebtedness was primarily due to borrowings to finance recent acquisitions.

Income Before Income Taxes. As a result of the foregoing, income before taxes increased by $2.2 million for the first quarter of 1999 to $18.0 million from $15.8 million in 1998.

Provision for Income Taxes. The Company recognized provisions for income taxes of $7.2 million and $6.4 million for federal, state and foreign income taxes for the first quarters of 1999 and 1998, respectively.

Net Income. As a result of the foregoing, net income increased by $1.4 million, or 14.9%, to $10.8 million for the first quarter of 1999 from $9.4 million in 1998.

Liquidity and Capital Resources

     Net cash provided from operating activities was $0.8 million for the quarter ended March 31, 1999 as compared to net cash used in operating activities of $0.8 million for the quarter ended March 31, 1998. The increase in net cash from operating activities of $1.6 million was due to the increase in net income of $1.4 million and the increase in depreciation and amortization of $3.5 million which was offset by the increase in working capital and other operating assets of $3.3 million.

     Net cash used for investing activities was $14.1 million and $1.7 million for the quarters ended March 31, 1999 and 1998, respectively. The increase in cash used for investing activities of $12.4 million was primarily the result of the acquisition of Delta. The acquisition of Delta was financed with funds from the Company's $425.0 million credit agreement.

     Net cash provided by financing activities was $13.1 million and $2.1 million for the quarters ended March 31, 1999 and 1998, respectively. Primarily as a result of the Delta acquisition, long-term debt increased $13.1 million for the quarter ended March 31, 1999.

     The Company has a $425.0 million credit agreement (of which $352.5 million was outstanding at March 31, 1999) with a bank group. The credit agreement has three components: a $100.0 million revolving facility, a $150.0 million term facility, and a $175.0 million term facility. The $100.0 million revolving facility and the $150.0 million term facility expire on December 31, 2003, and require a commitment fee of 0.37% to 0.50% on the unused balance. Interest is payable quarterly at either (i) the prime rate plus a margin of .25% to 1.50% or
(ii) LIBOR plus a margin of 1.75% to 3.00%, depending upon the Company's ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization, as defined. The $175.0 million term facility expires on December 31, 2005. Interest is payable quarterly at either (i) the prime rate plus a margin of 2.00% or (ii) LIBOR plus a margin of 3.50%.

     The Company has entered into five interest rate swap agreements with a total notional amount of $345.0 million. The interest rate swap agreements exchange variable interest rates on the senior secured credit facility for fixed interest rates. The Company does not use derivatives for speculative or profit-motivated purposes. To the extent that the notional amount of the swap agreements exceed the carrying value of the underlying debt, a mark to market adjustment is reflected in the financial statements.

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

Recently Issued Accounting Standards

     Effective January 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 requires the financial statement disclosures for operating segments, products and services, and geographic areas. The Company operates in one business segment based on the criteria set forth in SFAS 131. Therefore, SFAS 131 will not affect the Company's financial position, results of operations or financial statement disclosures.

     The Company is required to adopt Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities" for its fiscal year ending 2000. SFAS 133 establishes new accounting and reporting standards for derivatives and hedging activities. The Company has not yet evaluated the financial accounting and reporting impact of SFAS 133.

Year 2000 Initiative

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

     The Company estimates total historical Year 2000 expenditures to be approximately $2.0 million. Year 2000 expenditures relate to modifying software, purchasing new software and hardware, and replacing non-compliant software and hardware. Year 2000 expenditures to be incurred through December 31, 1999 are estimated to be an additional $1.6 million. These costs include both internal and external personnel costs related to the assessment process, as well as the cost of purchasing certain hardware and software. There can be no guarantee that these estimates will be achieved, and actual results may differ from those planned. The cost of remedial actions to rectify non-information technology systems is not anticipated to be material to the Company's financial position or results of operations. The Company intends to use cash provided from operations to fund expenditures related to Year 2000 issues.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to certain market risks, primarily resulting from the effects of changes in interest rates. To reduce exposures to market risks resulting from fluctuations in interest rates, the Company uses derivative financial instruments. Specifically, the Company uses interest rate swap agreements to mitigate the effects of interest rate fluctuations on net income by changing the floating interest rates on certain portions of the Company's debt to fixed interest rates. The effect of changes in interest rates on the Company's net income generally has been small relative to other factors that also affect net income, such as sales and operating margins. Management believes that its use of these financial instruments to reduce risk is in the Company's best interest. The Company does not enter into financial instruments for trading purposes.

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

     None.


ITEM 5.  OTHER INFORMATION
--------------------------

     None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Exhibits

     3.1  Second Amended and Restated Articles of Incorporation of the Company
     3.2  Amended and Restated Code of Regulations of the Company
    27.1  Financial Data Schedule for the three months ended March 31, 1999

(b)  Reports on Forms 8-K

     1. The Registrant's Current Report on Form 8-K, dated January 15, 1999 that described the acquisition of Hi-Stat Manufacturing Co., Inc.

     2. The Company's Amendment No. 1 to Current Report on Form 8-K/A, dated January 26, 1999 that described the acquisition of Hi-Stat Manufacturing Co., Inc.

     3. The Company's Amendment No. 2 to Current Report on Form 8-K/A, dated March 16, 1999 that described the acquisition of Hi-Stat Manufacturing Co., Inc. including financial statements of the business acquired and pro forma financial information.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   STONERIDGE, INC.



     Date: May 17, 1999            /s/ Cloyd J. Abruzzo
                                   --------------------

                                   Cloyd J. Abruzzo
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


     Date: May 17, 1999            /s/ Kevin P. Bagby
                                   ------------------

                                   Kevin P. Bagby
                                   Treasurer and Chief Financial Officer
                                   (Principal Financial and Chief
                                   Accounting Officer)

                                STONERIDGE, INC.

                                 EXHIBIT INDEX

 Exhibit
  Number                            Exhibit
--------                            -------
   3.1 Second Amended and Restated Articles of Incorporation of the Company, filed herewith.
   3.2 Amended and Restated Code of Regulations of the Company, filed herewith.
  27.1 Financial Data Schedule for the three months ended March 31, 1999, filed herewith.