Form 10-Q
period 1999-06-30
STONERIDGE INC
filed 1999-08-16
CIK 1043337

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999.   Commission file number 001-13337


                                STONERIDGE, INC.
            ---------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                    Ohio                                     34-1598949
          --------------------------------            ------------------------
          (State or Other Jurisdiction of                 (I.R.S. Employer
          Incorporation or Organization)                 Identification No.)


          9400 East Market Street, Warren, Ohio                 44484
          -----------------------------------------      ------------------
          (Address of Principal Executive Offices)            (Zip Code)

                                (330) 856-2443
                 --------------------------------------------
              Registrant's Telephone Number, Including Area Code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes   X    No       .
                       -----    ------

The number of Common Shares, without par value, outstanding as of August 11, 1999 : 22,397,311

                                STONERIDGE, INC.

                                     INDEX


Part I   Financial Information                                                        Page No.

     Item 1.  Financial Statements
     Condensed Consolidated Balance Sheets as of June 30, 1999
          and December 31, 1998                                                          2
     Condensed Consolidated Statements of Income for the three
          months and six months ended June 30, 1999 and 1998                             3
     Condensed Consolidated Statements of Cash Flows for the
          six months ended June 30, 1999 and 1998                                        4
     Notes to Condensed Consolidated Financial Statements                               5-7
     Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                                 8-12
     Item 3. Quantitative and Qualitative Disclosure About Market
          Risk                                                                           12

Part II   Other Information                                                            13-14

Signatures                                                                               15

Exhibit Index                                                                            16

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       STONERIDGE, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (in thousands)

                                                                                               June 30,             December 31,
                                                                                                 1999                   1998
                                                                                              -----------           ------------
                                                                                              (unaudited)            (audited)
ASSETS
------

CURRENT ASSETS:
 Cash and cash equivalents                                                                  $      4,232           $    1,876
 Accounts receivable, net                                                                        100,131               84,655
 Inventories                                                                                      56,976               53,273
 Prepaid expenses and other                                                                        9,803                5,983
 Deferred income taxes                                                                            12,839               11,679
                                                                                            ------------           ----------
        Total current assets                                                                     183,981              157,466
                                                                                            ------------           ----------

PROPERTY, PLANT AND EQUIPMENT, net                                                                98,495               94,770
OTHER ASSETS:
 Goodwill, net                                                                                   349,729              351,501
 Other intangible assets, net                                                                      3,889                3,928
 Investments and other                                                                            27,454               30,451
                                                                                            ------------           ----------
        TOTAL ASSETS                                                                        $    663,548           $  638,116
                                                                                            ============           ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
 Current portion of long-term debt                                                          $     22,782           $   21,213
 Accounts payable                                                                                 44,110               45,835
 Accrued expenses and other                                                                       57,484               48,234
                                                                                            ------------           ----------
        Total current liabilities                                                                124,376              115,282
                                                                                            ------------           ----------

LONG-TERM DEBT, net of current portion                                                           315,031              322,724
DEFERRED INCOME TAXES                                                                             10,628                8,088
OTHER LIABILITIES                                                                                  1,361                1,480
                                                                                            ------------           ----------
        Total long term liabilities                                                              327,020              332,292
                                                                                            ------------           ----------

SHAREHOLDERS' EQUITY:
 Preferred shares, without par value, 5,000 authorized, none issued                                   --                   --
 Common shares, without par value, 60,000 authorized, 22,397 issued and
  outstanding at June 30, 1999 and December 31, 1998, stated at                                       --                   --
 Additional paid-in capital                                                                      141,506              141,506
 Retained earnings                                                                                71,311               49,330
 Accumulated other comprehensive income                                                             (665)                (294)
                                                                                            ------------           ----------
         Total shareholders' equity                                                              212,152              190,542
                                                                                            ------------           ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                  $    663,548           $  638,116
                                                                                            ============           ==========


   The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                       STONERIDGE, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                    (in thousands except for per share data)

                                                            For the three months ended            For the six months ended
                                                                     June 30,                              June 30,
                                                         --------------------------------       ----------------------------
                                                           1999                   1998            1999              1998
                                                           ----                   ----            ----              ----
NET SALES                                             $       178,048       $      121,763     $     355,703      $       252,979

COST AND EXPENSES:
     Cost of goods sold                                       128,237               92,143           256,451              191,656
     Selling, general and administrative expenses              24,150               14,939            47,334               30,604
                                                        -------------        -------------      ------------       --------------

        Operating income                                       25,661               14,681            51,918               30,719

    Interest expense, net                                       7,326                  266            15,576                  540
    Other income                                                  225                   --               225                   --
                                                        -------------        -------------      ------------       --------------

INCOME BEFORE INCOME TAXES                                     18,560               14,415            36,567               30,179

    Provision for income taxes                                  7,352                5,622            14,586               12,004
                                                        -------------        -------------      ------------       --------------
NET INCOME                                            $        11,208         $      8,793       $    21,981        $      18,175
                                                        =============        =============      ============       ==============



BASIC AND DILUTED NET INCOME
    PER SHARE                                         $          0.50         $       0.39       $      0.98        $        0.81
                                                        =============        =============      ============       ==============

WEIGHTED AVERAGE SHARES
   OUTSTANDING                                                 22,397               22,397            22,397               22,397
                                                        =============        =============      ============       ==============


     The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                       STONERIDGE, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                 (in thousands)

                                                                                              For the six months ended
                                                                                                      June 30,
                                                                                             -----------------------------
                                                                                                1999            1998
                                                                                                ----            ----
OPERATING ACTIVITIES:
Net income                                                                                    $  21,981         $  18,175
 Adjustments to reconcile net income to net cash from operating activities-
  Depreciation and amortization                                                                  14,748             7,221
  Deferred income taxes                                                                           1,644              (978)
  Changes in operating assets and liabilities-
  Accounts receivable, net                                                                      (11,670)            2,907
  Inventories                                                                                       961            (2,287)
  Prepaid expenses and other                                                                     (3,426)           (1,921)
  Other assets, net                                                                                 735            (1,384)
  Accounts payable                                                                               (3,856)           (1,255)
  Accrued expenses and other                                                                      4,662            (2,012)
                                                                                             ----------         ---------
       Net cash from operating activities                                                        25,779            18,466
                                                                                             ----------         ---------

INVESTING ACTIVITIES:
  Capital expenditures                                                                           (5,241)           (4,565)
  Proceeds from sale of fixed assets                                                                 --                12
  Business acquisitions                                                                         (12,038)           (5,361)
                                                                                             ----------         ---------
       Net cash from investing activities                                                       (17,279)           (9,914)
                                                                                             ----------         ---------
FINANCING ACTIVITIES:
  Shareholder distributions paid                                                                     --            (2,600)
  Proceeds from long-term debt                                                                    3,166                --
  Repayments of long-term debt                                                                      (83)           (4,477)
  Net repayments under credit agreement                                                          (9,207)             (768)
                                                                                             ----------         ---------
       Net cash from financing activities                                                        (6,124)           (7,845)
                                                                                             ----------         ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS
                                                                                                    (20)               --

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                           2,356               707

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                  1,876             1,338
                                                                                             ----------         ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $    4,232         $   2,045
                                                                                             ==========         =========


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

     The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

2. Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for approximately 69% and 76% of the Company's inventories at June 30, 1999 and December 31, 1998, respectively, and by the first-in, first-out (FIFO) method for all other inventories. Inventory cost includes material, labor and overhead. Inventories consist of the following:

                                           June 30, 1999      December 31, 1998
                                           -------------      -----------------

        Raw materials                        $37,772                $32,453
        Work in progress                       8,169                 10,673
        Finished goods                        13,477                 12,379
        Less-LIFO reserve                     (2,442)                (2,232)
                                           ------------           ------------
        Total                                $56,976                $53,273
                                           ============           ============


3. On March 6, 1999, the Company purchased certain assets and assumed certain liabilities of Delta Schoeller, Ltd. (Delta), a United Kingdom manufacturer of switches for the automotive industry. The transaction was accounted for as a purchase. The preliminary purchase price approximates $12.0 million.

     On December 31, 1998, the Company purchased all the outstanding common shares of Hi-Stat Manufacturing Company, Inc. (Hi-Stat) for approximately $362,000. Hi-Stat manufactures engineered sensors, switches and solenoids for the automotive industry. The transaction was accounted for as a purchase. Accordingly, the assets acquired and liabilities assumed of Hi-Stat are included in the consolidated balance sheet as of June 30, 1999 and December 31, 1998. The purchase price was funded with the Company's cash on hand and with proceeds from the Company's senior secured credit agreement. The components of intangible assets included in the allocation of purchase price at December 31, 1998 and the related straight-line amortization periods is summarized as follows:

                       STONERIDGE, INC. AND SUBSIDIARIES

                                  (Unaudited)

              (in thousands, except for share and per share data)

                                                Amortization
                                    Amount     Period (years)
                                    ------     --------------

     Non-compete covenants        $    590           2
     Patents                         2,580          6-13
     Goodwill                      309,613           40
                                  --------
          Total                   $312,783
                                  ========

     The results of operations of Hi-Stat have been included in the accompanying financial statements from the date of acquisition. As such, Hi-Stat has no effect on fiscal year 1998 net income.

     The unaudited proforma consolidated results of operations as though Hi-Stat had been acquired as of the beginning of fiscal 1998 is as follows:

                                        Three months ended  Six months ended
                                          June 30, 1998      June 30, 1998
                                          -------------      -------------

     Net sales                                $158,446          $331,315
     Operating income                          $20,694           $43,434
     Net income                                 $5,787           $13,106
     Basic and diluted earnings per share        $0.26             $0.59

     The pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results. The pro forma amounts reflect the results of operations for the Company, Hi-Stat and the following assumed purchase accounting adjustments for the periods presented:

     .  Elimination of historical management costs and interest expense of Hi-
        Stat
     .  Interest expense on borrowings used to fund the acquisition
     . Amortization of intangible assets based on the purchase price allocation . Estimated income tax effect on the results of operations and the pro forma adjustments assuming both companies were subject to tax as C corporations

4. Other comprehensive income includes foreign currency translation adjustments, net of related tax. Comprehensive income consists of the following:


                                            Three months ended June 30,            Six months ended June 30,
                                            --------------------------             -------------------------
                                              1999           1998                  1999             1998
                                              ----           ----                  ----             ----
     Net income                             $11,208        $8,793                  $21,981          $18,175
     Other comprehensive income                (456)          (93)                    (371)              (3)
                                            --------------------------             -------------------------
     Comprehensive income                   $10,752        $8,700                  $21,610          $18,172
                                            ==========================             ========================

                       STONERIDGE, INC. AND SUBSIDIARIES

                                  (Unaudited)

              (in thousands, except for share and per share data)


5. The Company has a $425,000 credit agreement with a bank group. The credit agreement has three components: a $100,000 revolving credit facility, a $150,000 term facility and a $175,000 term facility. The $100,000 revolving facility and the $150,000 term facility expire on December 31, 2003, and require a commitment fee of 0.37% to 0.50% on the unused balance. Interest is payable quarterly at either (i) the prime rate plus a margin of 0.25% to 1.50% or (ii) LIBOR plus a margin of 1.75% to 3.00%, depending upon the Company's ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization, as defined. The $175,000 term facility expires on December 31, 2005. Interest is payable quarterly at either (i) the prime rate plus a margin of 2.00% or (ii) LIBOR plus a margin of 3.50%.

     Long-term debt consists of the following:

                                              June 30, 1999                December 31,1998
                                              -------------                ----------------

Borrowings under credit agreement               $333,808                         $342,150
Other                                              4,005                            1,787
                                              -------------                ----------------
                                                 337,813                          343,937
Less: Current maturities                          22,782                           21,213
                                              -------------                ----------------
                                                $315,031                         $322,724
                                              =============                ================

6. The Company presents basic and diluted earnings per share in accordance with Statement of Financial Accounting Standard No. 128, "Earnings per Share". Potentially dilutive securities are not significant and do not create differences between reported basic and diluted earnings per share for all periods presented.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Six Months Ended June 30, 1999 Compared To Six Months Ended June 30, 1998
-------------------------------------------------------------------------

Net Sales. Net sales for the six months ended June 30, 1999 increased by $102.7 million, or 40.6%, to $355.7 million from $253.0 million for the same period in 1998. Sales of core products increased by $120.9 million, or 56.8%, to $333.8 million during the first six months of 1999 compared to $212.9 million for the same period of 1998. Sales of core products from the recent acquisitions of Hi-Stat and Delta accounted for $99.9 million of the change, while sales of existing core products increased by $21.0 million, or 9.9%, compared to the same period in 1998. Sales revenues for the six months ended June 30, 1999 were favorably impacted by strong OEM production volumes in both the passenger car/light truck and the commercial vehicle markets which was offset by lower production volumes in the agricultural vehicle market.

Sales for the six months ended June 30, 1999 for North America increased by $91.4 million to $322.2 million from $230.8 million for the same period in 1998. North American sales accounted for 90.6% of total sales for the six months ended June 30, 1999 compared with 91.2% for the same period in 1998. Sales for the first six months of 1999 outside North America increased by $11.3 million to $33.5 million from $22.2 million for the same period in 1998. Sales outside North America accounted for 9.4% of total sales for the six months ended June 30, 1999 compared with 8.8% for the same period in 1998.

During the second quarter of 1999, the Company completed the planned phase out of its contract manufacturing business. As expected, contract manufacturing sales for the first six months of 1999 declined by $18.1 million to $21.9 million, or 6.2% of the Company's total sales revenue compared with $40.0 million, or 15.8% of total sales revenue for the same period in 1998.

Cost of Goods Sold. Cost of goods sold for the first six months of 1999 increased by $64.8 million, or 33.8%, to $256.5 million from $191.7 million in the first six months of 1998. As a percentage of sales, cost of goods sold decreased to 72.1% for the first six months of 1999 from 75.8% for the same period in 1998. The decrease as a percent of sales was due primarily to a shift in product mix to higher value added electrical and electronic core products and lower contract manufacturing sales.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses increased by $16.7 million to $47.3 million in the first six months of 1999 from $30.6 million for the same period in 1998. As a percentage of sales, SG&A expenses increased to 13.3% for the first six months of 1999 from 12.1% for the same period in 1998. The majority of the increase was attributable to additional costs of the newly acquired business.

Interest Expense. Interest expense for the first six months of 1999 was $15.6 million compared with $0.5 million for the same period in 1998. Average outstanding indebtedness was $345.4 million and $12.1 million for the first six months of 1999 and 1998, respectively. The increase in average outstanding indebtedness was primarily due to borrowings to finance recent acquisitions.

Income Before Income Taxes. As a result of the foregoing, income before taxes increased by $6.4 million for the first six months of 1999 to $36.6 million from $30.2 million for the same period in 1998.

Provision for Income Taxes. The Company recognized provisions for income taxes of $14.6 million and $12.0 million for federal, state and foreign income taxes for the first six months of 1999 and 1998, respectively.

Net Income. As a result of the foregoing, net income increased by $3.8 million, or 20.9%, to $22.0 million for the first six months of 1999 from $18.2 million for the same period in 1998.

Three Months Ended June 30, 1999 Compared To Three Months Ended June 30, 1998
-----------------------------------------------------------------------------

Net Sales. Net sales for the quarter ended June 30, 1999 increased by $56.2 million, or 46.1%, to $178.0 million from $121.8 million for the same period in 1998. Sales of core products increased by $66.9 million, or 64.0%, to $171.4 million during the second quarter of 1999 compared to $104.5 million for the same period of 1998. Sales of core products from the recent acquisitions of Hi-Stat and Delta accounted for $52.7 million of the change, while sales of existing core products increased by $14.2 million, or 13.6%, compared to same period in 1998. Sales revenues for the second quarter of 1999 were favorably impacted by strong OEM production volumes in both the passenger car/light truck and the commercial vehicle markets which was offset by lower production volumes in the agricultural vehicle market.

Sales for the quarter ended June 30, 1999 for North America increased by $50.8 million to $161.0 million from $110.2 million for the same period in 1998.
North American sales accounted for 90.4% of total sales for the second quarter of 1999 compared with 90.5% for the same period in 1998. Sales for the second quarter of 1999 outside North America increased by $5.4 million to $17.0 million from $11.6 million for the same period in 1998. Sales outside North America accounted for 9.6% of total sales for the second quarter of 1999 compared with 9.5% for the same period in 1998.

As previously mentioned, the Company completed its planned phase out of the contract manufacturing business. As expected, contract manufacturing sales for the second quarter of 1999 declined by $10.7 million to $6.7 million, or 3.8%, of the Company's total sales revenue compared with $17.2 million, or 14.2%, of total sales revenue for the same period in 1998.

Cost of Goods Sold. Cost of goods sold for the second quarter of 1999 increased by $36.1 million, or 39.2%, to $128.2 million from $92.1 million in the second quarter of 1998. As a percentage of sales, cost of goods sold decreased to 72.0% in 1999 from 75.7% in 1998. The decrease as a percent of sales was due primarily to a shift in product mix to higher value added electrical and electronic core products and lower contract manufacturing sales.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses increased by $9.3 million to $24.2 million in the second quarter of 1999 from $14.9 million for the same period in 1998. As a percentage of sales, SG&A expenses increased to 13.6% for the second quarter of 1999 from 12.2% for the same period in 1998. The majority of the increase was attributable to the additional costs of the newly acquired business.

Interest Expense. Interest expense for the second quarter of 1999 was $7.3 million compared with $0.3 million for the same period in 1998. Average outstanding indebtedness was $342.6 million and $10.8 million for the second quarter of 1999 and 1998, respectively. The increase in average outstanding indebtedness was primarily due to borrowings to finance recent acquisitions.

Income Before Income Taxes. As a result of the foregoing, income before taxes increased by $4.2 million for the second quarter of 1999 to $18.6 million from $14.4 million in 1998.

Provision for Income Taxes. The Company recognized provisions for income taxes of $7.4 million and $5.6 million for federal, state and foreign income taxes for the second quarters of 1999 and 1998, respectively.

Net Income. As a result of the foregoing, net income increased by $2.4 million, or 27.3%, to $11.2 million for the second quarter of 1999 from $8.8 million for the same period in 1998.

Liquidity and Capital Resources

     Net cash provided by operating activities was $25.8 million and $18.5 million for the six months ended June 30, 1999 and 1998, respectively. The increase in net cash from operating activities of $7.3 million was due primarily to the increase in net income of $3.8 million and the increase in depreciation and amortization of $7.5 million which was offset by the increase in working capital and other operating assets of $4.0 million.

     Net cash used for investing activities was $17.3 million and $9.9 million for the six months ended June 30, 1999 and 1998, respectively. The increase in cash used for investing activities of $7.4 million was primarily the result of the acquisition of Delta. The acquisition of Delta was financed with funds from the Company's $425.0 million credit agreement.

     Net cash used for financing activities was $6.1 million for the six months ended June 30, 1999 as compared to net cash used for financing activities of $7.8 million for the six months ended June 30, 1998.

     The Company has a $425.0 million credit agreement (of which $333.8 million was outstanding at June 30, 1999) with a bank group. The credit agreement has three components: a $100.0 million revolving facility (of which $93.0 million is currently available), a $150.0 million term facility, and a $175.0 million term facility. The $100.0 million revolving facility and the $150.0 million term facility expire on December 31, 2003, and require a commitment fee of 0.37% to 0.50% on the unused balance. Interest is payable quarterly at either (i) the prime rate plus a margin of 0.25% to 1.50% or (ii) LIBOR plus a margin of 1.75% to 3.00%, depending upon the Company's ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization, as defined. The $175,000 term facility expires on December 31, 2005. Interest is payable quarterly at either (i) the prime rate plus a margin of 2.00% or (ii) LIBOR plus a margin of 3.50%.

     The Company has entered into five interest rate swap agreements with a total notional amount of $350.0 million. The interest rate swap agreements exchange variable interest rates on the senior secured credit facility for fixed interest rates. The Company does not use derivatives for speculative or profit-motivated purposes. To the extent that the notional amount of the swap agreements exceed the carrying value of the underlying debt, a mark to market adjustment is reflected in the financial statements.

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

     The Company is required to adopt Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes new accounting and reporting standards for derivatives and hedging activities. In May 1999, the Financial Accounting Standards Board announced a deferral in the implementation date of SFAS 133 to
January 1, 2001.   The Company has not yet evaluated the financial accounting and reporting impact of SFAS 133.

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

     The Company estimates total historical Year 2000 expenditures to be approximately $3.0 million. Year 2000 expenditures relate to modifying software, purchasing new software and hardware, and replacing non-compliant software and hardware. Year 2000 expenditures to be incurred through December 31, 1999 are estimated to be an additional $0.9 million. These costs include both internal and external personnel costs related to the assessment process, as well as the cost of purchasing certain hardware and software. There can be no guarantee that these estimates will be achieved, and actual results may differ from those planned. The cost of remedial actions to rectify non-information technology systems is not anticipated to be material to the Company's financial position or results of operations. The Company intends to use cash provided from operations to fund expenditures related to Year 2000 issues.

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

        (a) The Annual Meeting of Shareholders of Stoneridge, Inc. was held on May 3, 1999.

        (b)  The following matter was submitted to a vote at the meeting

             (1) The election of the following nominees as directors of the
                 Company. The vote with respect to each nominee was as follows:

                 Nominee               For         Withheld
                 -------               ---         ---------

                 D.M. Draime           17,724,398  4,672,913
                 Cloyd J. Abruzzo      17,724,898  4,672,413
                 Avery S. Cohen        17,724,198  4,673,113
                 Richard E. Cheney     17,726,298  4,671,013
                 Sheldon J. Epstein    17,727,598  4,669,713
                 C.J. Hire             17,721,443  4,675,868
                 Richard G. LeFauve    17,724,043  4,673,268
                 Earl L. Linehan       17,723,498  4,673,813

No other matters were voted on at the Annual Meeting of Shareholders or otherwise during the quarter.


ITEM 5.     OTHER INFORMATION
-----------------------------

     None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------

(a)  Exhibits

     27.1  Financial Data Schedule for the six months ended June 30, 1999

(b)  Reports on Forms 8-K

     None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   STONERIDGE, INC.



     Date: August 16, 1999              /s/ Cloyd J. Abruzzo
                                   -------------------------------

                                   Cloyd J. Abruzzo
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


     Date: August 16, 1999              /s/ Kevin P. Bagby
                                   -------------------------------

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

  27.1 Financial Data Schedule for the six months ended June 30, 1999, filed herewith.