Form 10-Q
period 1999-09-30
STONERIDGE INC
filed 1999-11-15
CIK 1043337

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


  For the quarterly period ended           Commission file number 001-13337
       September 30, 1999.


                               STONERIDGE, INC.
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)


               Ohio                                   34-1598949
    ------------------------------                 -------------------
   (State or Other Jurisdiction of                  (I.R.S. Employer
    Incorporation or Organization)                 Identification No.)



 9400 East Market Street, Warren, Ohio                     44484
----------------------------------------               ------------
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

The number of Common Shares, without par value, outstanding as of November 8, 1999 : 22,397,311

                               STONERIDGE, INC.

                                     INDEX

                                                                                       Page No.
Part I   Financial Information
         Item 1.  Financial Statements
                  Condensed Consolidated Balance Sheets as of September 30, 1999
                    and December 31, 1998                                                   2
                  Condensed Consolidated Statements of Income for the three
                    months and nine months ended September 30, 1999 and 1998                3
                  Condensed Consolidated Statements of Cash Flows for the
                    nine months ended September 30, 1999 and 1998                           4
                  Notes to Condensed Consolidated Financial Statements                    5-7

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                        8-12

         Item 3.  Quantitative and Qualitative Disclosure About Market Risk                12


Part II  Other Information                                                                 13

Signatures                                                                                 14

Exhibit Index                                                                              15


                         PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                       STONERIDGE, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (in thousands)

                                                                            September 30,        December 31,
                                                                                1999                 1998
                                                                            ------------         ------------
                                                                             (unaudited)           (audited)
ASSETS
------
CURRENT ASSETS:
 Cash and cash equivalents                                                   $     4,644           $    1,876
 Accounts receivable, net                                                        100,785               84,655
 Inventories                                                                      63,615               53,273
 Prepaid expenses and other                                                        9,914                5,983
 Deferred income taxes                                                            11,793               11,679
                                                                             -----------           ----------
     Total current assets                                                        190,751              157,466
                                                                             -----------           ----------

PROPERTY, PLANT AND EQUIPMENT, net                                               101,628               94,770
OTHER ASSETS:
 Goodwill, net                                                                   365,333              351,501
 Other intangible assets, net                                                      3,435                3,928
 Investments and other                                                            29,979               30,451
                                                                             -----------           ----------
TOTAL ASSETS                                                                 $   691,126           $  638,116
                                                                             ===========           ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
 Current portion of long-term debt                                           $    23,689           $   21,213
 Accounts payable                                                                 45,914               45,835
 Accrued expenses and other                                                       55,442               48,234
                                                                             -----------           ----------
     Total current liabilities                                                   125,045              115,282
                                                                             -----------           ----------

LONG-TERM DEBT, net of current portion                                           328,574              322,724
DEFERRED INCOME TAXES                                                             11,693                8,088
OTHER LIABILITIES                                                                  4,117                1,480
                                                                             -----------           ----------
     Total long term liabilities                                                 344,384              332,292
                                                                             -----------           ----------

SHAREHOLDERS' EQUITY:
 Preferred shares, without par value, 5,000 authorized, none issued                   --                   --
 Common shares, without par value, 60,000 authorized, 22,397 issued and                                    --
  outstanding at September 30, 1999 and December 31, 1998, stated at                  --
 Additional paid-in capital                                                      141,506              141,506
 Retained earnings                                                                80,001               49,330
 Accumulated other comprehensive income                                              190                 (294)
                                                                             -----------           ----------
     Total shareholders' equity                                                  221,697              190,542
                                                                             -----------           ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $   691,126           $  638,116
                                                                             ===========           ==========

   The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                       STONERIDGE, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                    (in thousands except for per share data)


                                                                 For the three months                    For the nine months
                                                                  ended September 30,                    ended September 30,
                                                           --------------------------------         ------------------------------
                                                               1999                1998                 1999              1998
                                                           ------------        ------------         ------------      ------------
NET SALES                                                  $    156,985        $    118,194         $    512,688      $    371,173

COST AND EXPENSES:
     Cost of goods sold                                         112,952              89,036              369,404           280,692
     Selling, general and administrative expenses                22,566              16,994               69,900            47,598
                                                           ------------        ------------         ------------      ------------

        Operating income                                         21,467              12,164               73,384            42,883

    Interest expense, net                                         7,494                  20               23,070               560
    Other income                                                    168                  --                  395                --
                                                           ------------        ------------         ------------      ------------

INCOME BEFORE INCOME TAXES                                       14,141              12,144               50,709            42,323

    Provision for income taxes                                    5,451               4,932               20,038            16,936
                                                           ------------        ------------         ------------      ------------

NET INCOME                                                 $      8,690        $      7,212         $     30,671      $     25,387
                                                           ============        ============         ============      ============


BASIC AND DILUTED NET INCOME PER SHARE                     $       0.39        $       0.32         $       1.37      $       1.13
                                                           ============        ============         ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING                              22,397              22,397               22,397            22,397
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

                       STONERIDGE, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                 (in thousands)

                                                                                       For the nine months ended
                                                                                              September 30,
                                                                                     ------------------------------
                                                                                            1999         1998
                                                                                          ---------    ---------
OPERATING ACTIVITIES:
  Net income                                                                              $  30,671    $  25,387
   Adjustments to reconcile net income to net cash from operating activities-
         Depreciation and amortization                                                       21,624       10,769
         Deferred income taxes                                                                3,588         (658)
         Changes in operating assets and liabilities-
         Accounts receivable, net                                                            (7,616)     (23,831)
         Inventories                                                                         (2,538)      (2,466)
         Prepaid expenses and other                                                          (3,421)      (1,497)
         Other assets, net                                                                    1,408           15
         Accounts payable                                                                    (5,410)       5,412
         Accrued expenses and other                                                          (1,703)       3,367
                                                                                          ---------    ---------
                    Net cash from operating activities                                       36,603       16,498
                                                                                          ---------    ---------

INVESTING ACTIVITIES:
   Capital expenditures                                                                      (9,664)      (7,339)
   Proceeds from sale of fixed assets                                                            --        2,091
   Increase in notes to affiliates                                                               --       (5,857)
   Business acquisitions, net of cash acquired                                              (31,099)          --
                                                                                          ---------    ---------
                    Net cash from investing activities                                      (40,763)     (11,105)
                                                                                          ---------    ---------

FINANCING ACTIVITIES:
   Shareholder distributions paid                                                                --       (2,600)
   Proceeds from long-term debt                                                               1,797          230
   Repayments of long-term debt                                                                (125)      (7,716)
   Net borrowings under credit agreement                                                      5,130        4,659
                                                                                          ---------    ---------
                    Net cash from financing activities                                        6,802       (5,427)
                                                                                          ---------    ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                    126           --

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                       2,768          (34)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              1,876        1,338
                                                                                          ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $   4,644    $   1,304
                                                                                          =========    =========

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

     The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

2. Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for approximately 68% and 76% of the Company's inventories at September 30, 1999 and December 31, 1998, respectively, and by the first-in, first-out (FIFO) method for all other inventories. Inventory cost includes material, labor and overhead. Inventories consist of the following:

                               September 30, 1999     December 31, 1998
                               ------------------     -----------------
         Raw materials           $    42,978            $     32,453
         Work in progress              9,047                  10,673
         Finished goods               13,964                  12,379
         Less-LIFO reserve            (2,374)                 (2,232)
                                 -----------            ------------
         Total                       $63,615                 $53,273
                                 ===========            ============


3. On August 27, 1999, the Company purchased all the outstanding shares of TVI Europe Limited (TVI), a United Kingdom manufacturer of vehicle information and management systems for the European commercial vehicle market. The transaction was accounted for as a purchase. The preliminary purchase price approximates $20,000.

     On March 6, 1999, the Company purchased certain assets and assumed certain liabilities of Delta Schoeller, Ltd. (Delta), a United Kingdom manufacturer of switches for the automotive industry. The transaction was accounted for as a purchase. The preliminary purchase price approximates $12,000.

     On December 31, 1998, the Company purchased all the outstanding common shares of Hi-Stat Manufacturing Company, Inc. (Hi-Stat) for approximately $362,000. Hi-Stat manufactures engineered sensors, switches and solenoids for the automotive industry. The transaction was accounted for as a purchase. Accordingly, the assets acquired and liabilities assumed of Hi-Stat are included in the consolidated balance sheet as of September 30, 1999 and December 31, 1998. The purchase price was funded with the Company's cash on hand and with proceeds from the Company's senior secured credit agreement. The components of intangible assets included in the allocation of purchase price at December 31, 1998 and the related straight-line amortization periods is summarized as follows:

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

     The unaudited pro forma consolidated results of operations as though Hi-Stat had been acquired as of the beginning of fiscal 1998 is as follows:

                                             Three months ended    Nine months ended
                                             September 30, 1998    September 30, 1998
                                             ------------------    ------------------
     Net sales                                     $151,204             $482,519
     Operating income                              $ 15,724             $ 59,158
     Net income                                    $  4,424             $ 20,398
     Basic and diluted earnings per share          $   0.20             $   0.91

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

     . Elimination of historical management costs and interest expense of Hi-Stat

     . Interest expense on borrowings used to fund the acquisition

     . Amortization of intangible assets based on the purchase price allocation

     . Estimated income tax effect on the results of operations and the pro forma adjustments assuming both companies were subject to tax as C corporations

4. Other comprehensive income includes foreign currency translation adjustments. Comprehensive income consists of the following:

                                          Three months                  Nine months
                                       ended September 30,          ended September 30,
                                     -----------------------      ------------------------
                                        1999         1998            1999         1998
                                     -----------  ----------      -----------  -----------
      Net Income                          $8,690      $7,212          $30,671      $25,387
      Other comprehensive income             855         254              484          251
                                          ------      ------          -------      -------
      Comprehensive income                $9,545      $7,466          $31,155      $25,638
                                          ======      ======          =======      =======

                       STONERIDGE, INC. AND SUBSIDIARIES

                                  (Unaudited)

              (in thousands, except for share and per share data)


5. The Company has a $425,000 credit agreement with a bank group. The credit agreement has three components: a $100,000 revolving credit facility, a $150,000 term facility and a $175,000 term facility. The $100,000 revolving facility and the $150,000 term facility expire on December 31, 2003, and require a commitment fee of 0.37% to 0.50% on the unused balance. Interest is payable quarterly at either (i) the prime rate plus a margin of 0.00% to 1.00% or (ii) LIBOR plus a margin of 1.25% to 2.50%, depending upon the Company's ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization, as defined. The $175,000 term facility expires on December 31, 2005. Interest is payable quarterly at either (i) the prime rate plus a margin of 2.00% or (ii) LIBOR plus a margin of 3.50%.

     Long-term debt consists of the following:

                                               September 30, 1999           December 31, 1998
                                               ------------------           -----------------
     Borrowings under credit agreement                   $347,042                    $342,150
     Other                                                  5,221                       1,787
                                                    -------------              --------------
                                                          352,263                     343,937
     Less: Current maturities                              23,689                      21,213
                                                    -------------              --------------
                                                         $328,574                    $322,724
                                                    =============              ==============

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Nine Months Ended September 30, 1999 Compared To Nine Months Ended September 30,
--------------------------------------------------------------------------------
1998
----

Net Sales. Net sales for the nine months ended September 30, 1999 increased by $141.5 million, or 38.1%, to $512.7 million from $371.2 million for the same period in 1998. Sales of core products increased by $177.5 million, or 56.7%, to $490.8 million during the first nine months of 1999 compared to $313.3 million for the same period of 1998. Sales of core products from the recent acquisitions of Hi-Stat, Delta and TVI accounted for $150.8 million of the change, while sales of existing core products prior to the acquisitions increased by $26.7 million, or 7.2%, compared to same period in 1998. Sales revenues for the nine months ended September 30, 1999 were favorably impacted by strong OEM production volumes in both the automotive and the commercial vehicle markets which was offset in part by lower production volumes in the agricultural vehicle market.

Sales for the nine months ended September 30, 1999 for North America increased by $129.2 million to $466.9 million from $337.7 million for the same period in 1998. North American sales accounted for 91.1% of total sales for the nine months ended September 30, 1999 compared with 91.0% for the same period in 1998. Sales for the first nine months of 1999 outside North America increased by $12.3 million to $45.8 million from $33.5 million for the same period in 1998. Sales outside North America accounted for 8.9% of total sales for the nine months ended September 30, 1999 compared with 9.0% for the same period in 1998.

During the second quarter of 1999, the Company completed the planned phase out of its contract manufacturing business. As expected, contract manufacturing sales for the first nine months of 1999 declined by $36.0 million to $21.9 million, or 4.3% of the Company's total sales revenue compared with $57.9 million, or 15.6% of total sales revenue for the same period in 1998.

Cost of Goods Sold. Cost of goods sold for the first nine months of 1999 increased by $88.7 million, or 31.6%, to $369.4 million from $280.7 million in the first nine months of 1998. As a percentage of sales, cost of goods sold decreased to 72.1% for the first nine months of 1999 from 75.6% for the same period in 1998. The decrease as a percent of sales was due primarily to increased operating leverage, a shift in product mix to higher value added electrical and electronic core products and lower contract manufacturing sales.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses increased by $22.3 million to $69.9 million in the first nine months of 1999 from $47.6 million for the same period in 1998. As a percentage of sales, SG&A expenses increased to 13.6% for the first nine months of 1999 from 12.8% for the same period in 1998. The majority of the increase was attributable to additional SG&A expenses of the newly acquired businesses.

Interest Expense. Interest expense for the first nine months of 1999 was $23.1 million compared with $0.6 million for the same period in 1998. Average outstanding indebtedness was $342.6 million and $9.9 million for the first nine months of 1999 and 1998, respectively. The increase in average outstanding indebtedness was primarily due to borrowings to finance recent acquisitions.

Income Before Income Taxes. As a result of the foregoing, income before taxes increased by $8.4 million for the first nine months of 1999 to $50.7 million from $42.3 million for the same period in 1998.

Provision for Income Taxes. The Company recognized provisions for income taxes of $20.0 million and $16.9 million for federal, state and foreign income taxes for the first nine months of 1999 and 1998, respectively.

Net Income. As a result of the foregoing, net income increased by $5.3 million, or 20.9%, to $30.7 million for the first nine months of 1999 from $25.4 million for the same period in 1998.

Three Months Ended September 30, 1999 Compared To Three Months Ended September
------------------------------------------------------------------------------
30, 1998
--------

Net Sales. Net sales for the quarter ended September 30, 1999 increased by $38.8 million, or 32.8%, to $157.0 million from $118.2 million for the same period in 1998. Sales of core products increased by $56.6 million, or 56.4%, to $157.0 million during the third quarter of 1999 compared to $100.4 million for the same period of 1998. Sales of core products from the recent acquisitions of Hi-Stat, Delta and TVI accounted for $50.9 million of the change, while sales of existing core products prior to the acquisitions increased by $5.7 million, or 5.7%, compared to same period in 1998. Sales revenues for the third quarter of 1999 were favorably impacted by strong OEM production volumes in both the automotive and the commercial vehicle markets which was offset in part by lower production volumes in the agricultural vehicle market.

Sales for the quarter ended September 30, 1999 for North America increased by $35.1 million to $142.1 million from $107.0 million for the same period in 1998. North American sales accounted for 90.5% of total sales for the third quarters of 1999 and 1998. Sales for the third quarter of 1999 outside North America increased by $3.7 million to $14.9 million from $11.2 million for the same period in 1998. Sales outside North America accounted for 9.5% of total sales for the third quarters of 1999 and 1998.

As previously mentioned, the Company completed its planned phase out of the contract manufacturing business. As expected, the Company had no contract manufacturing sales in the third quarter of 1999, compared with $17.8 million, or 15.1% of total sales revenue for the same period in 1998.

Cost of Goods Sold. Cost of goods sold for the third quarter of 1999 increased by $23.9 million, or 26.9%, to $112.9 million from $89.0 million in the third quarter of 1998. As a percentage of sales, cost of goods sold decreased to 71.9% in 1999 from 75.3% in 1998. The decrease as a percent of sales was due primarily to increased operating leverage, a shift in product mix to higher value added electrical and electronic core products and lower contract manufacturing sales.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses increased by $5.6 million to $22.6 million in the third quarter of 1999 from $17.0 million for the same period in 1998. As a percentage of sales, SG&A expenses were 14.4% for the third quarters of 1999 and 1998.

Interest Expense. Interest expense for the third quarter of 1999 was $7.5 million compared with $0.0 million for the same period in 1998. Average outstanding indebtedness was $337.1 million and $5.4 million for the third quarters of 1999 and 1998, respectively. The increase in average outstanding indebtedness was primarily due to borrowings to finance recent acquisitions.

Income Before Income Taxes. As a result of the foregoing, income before taxes increased by $2.0 million for the third quarter of 1999 to $14.1 million from $12.1 million in 1998.

Provision for Income Taxes. The Company recognized provisions for income taxes of $5.4 million and $4.9 million for federal, state and foreign income taxes for the third quarters of 1999 and 1998, respectively.

Net Income. As a result of the foregoing, net income increased by $1.5 million, or 20.5%, to $8.7 million for the third quarter of 1999 from $7.2 million for the same period in 1998.

Liquidity and Capital Resources

     Net cash provided by operating activities was $36.6 million and $16.5 million for the nine months ended September 30, 1999 and 1998, respectively. The increase in net cash from operating activities of $20.1 million was due to increases in net income of $5.3 million and depreciation and amortization of $10.8 million and decreases in working capital and other operating assets of $4.0 million.

     Net cash used for investing activities was $40.8 million and $11.1 million for the nine months ended September 30, 1999 and 1998, respectively. The increase in cash used for investing activities of $29.7 million was primarily the result of the acquisitions of Delta and TVI. The acquisitions of Delta and TVI were financed with funds from the Company's $425.0 million credit agreement.

     Net cash provided by financing activities was $6.8 million for the nine months ended September 30, 1999 as compared to net cash used for financing activities of $5.4 million for the nine months ended September 30, 1998.

     The Company has a $425.0 million credit agreement (of which $347.0 million was outstanding at September 30, 1999) with a bank group. The credit agreement has three components: a $100.0 million revolving facility (of which $59.6 million is currently available), a $150.0 million term facility, and a $175.0 million term facility. The $100.0 million revolving facility and the $150.0 million term facility expire on December 31, 2003, and require a commitment fee of 0.37% to 0.50% on the unused balance. Interest is payable quarterly at either
(i) the prime rate plus a margin of 0.00% to 1.00% or (ii) LIBOR plus a margin of 1.25% to 2.50%, depending upon the Company's ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization, as defined. The $175,000 term facility expires on December 31, 2005. Interest is payable quarterly at either (i) the prime rate plus a margin of 2.00% or (ii) LIBOR plus a margin of 3.50%.

     The Company has entered into five interest rate swap agreements with a total notional amount of $314.8 million. The interest rate swap agreements exchange variable interest rates on the senior secured credit facility for fixed interest rates. The Company does not use derivatives for speculative or profit-motivated purposes. To the extent that the notional amount of the swap agreements exceed the carrying value of the underlying debt, a mark to market adjustment is reflected in the financial statements.

     Management believes that cash flows from operations and the availability of funds from the Company's credit facilities will provide sufficient liquidity to meet the Company's growth and operating needs.

Inflation and International Presence

     Management believes that the Company's operations have not been adversely affected by inflation. By operating internationally, the Company is affected by the economic conditions of certain countries. Based on the current economic conditions in these countries, management believes the Company is not significantly exposed to adverse economic conditions.

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

Year 2000 Initiative

     The Company has conducted an evaluation of the actions necessary in order to gain assurance that its information and non-information technology systems will be able to function without disruption with respect to the application of dating systems in the Year 2000. As a result of this evaluation, the Company is engaged in the process of upgrading, replacing and testing information systems, computer applications and other systems to be able to operate without disruption due to Year 2000 issues. The Company's remedial actions for systems critical to daily operations and manufacturing capability are substantially complete. Certain systems not critical to daily operations and manufacturing capability require additional remedial actions. These remedial actions are scheduled to be complete by December 31, 1999.

     There can be no assurance that the remedial actions being implemented by the Company will be able to be completed by the time necessary to avoid Year 2000 dating systems problems or that the cost of doing so will not be in excess of the amounts discussed below. If the Company is unable to complete all remedial actions in the planned timeframe, contingency plans to address systems that may not be Year 2000 compliant will be developed. These contingency plans could include developing non-system procedures and controls or accelerating the implementation of third party Year 2000 compliant software.

     The Company estimates total historical Year 2000 expenditures to be approximately $3.6 million. Year 2000 expenditures relate to modifying software, purchasing new software and hardware, and replacing non-compliant software and hardware. Year 2000 expenditures to be incurred through December 31, 1999 are estimated to be an additional $0.3 million. These costs include both internal and external personnel costs related to the assessment process, as well as the cost of purchasing certain hardware and software. There can be no guarantee that these estimates will be achieved, and actual results may differ from those planned. The cost of remedial actions to rectify non-information technology systems is not anticipated to be material to the Company's financial position or results of operations. The Company intends to use cash provided from operations to fund expenditures related to Year 2000 issues.

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

     The Company intends to continue to refine contingency plans developed to address potential third party system failures resulting from a Year 2000 problem. The Company continues to monitor its assessment process to gain assurances and certifications of customers' and suppliers' Year 2000 readiness programs. Based on the results of the assessment process, the Company will refine contingency plans for those suppliers who are unable or unwilling to complete remediation plans to become Year 2000 compliant.

Although these plans continue to be refined, the Company's current plan includes a combination of the resourcing of materials to Year 2000 compliant vendors and the stockpiling of components. The Company will continue to monitor these plans up to December 31, 1999.

     The Company intends to assess the status of customers' and suppliers' Year 2000 compliance in early January 2000. Based on the results of this assessment, the Company will implement certain elements of the contingency plans discussed above to attempt to minimize operational disruptions.

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

     None.


ITEM 5.     OTHER INFORMATION
-----------------------------

     None.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------

(a)  Exhibits

     10.15 Amendment No. 1 dated as of January 28, 1999 to Credit Agreement dated as of December 30, 1998 among Stoneridge, Inc. as Borrower, the Lenders named therein as Lenders, DLJ Capital Funding, Inc. as Syndication Agent, National City Bank, as a Lender, a Letter of Credit Issuer, the Administrative Agent and the Collateral Agent, PNC Bank NA as Documentation Agent.

     10.16 Amendment No. 2 dated as of September 7, 1999 to Credit Agreement dated as of December 30, 1998 among Stoneridge, Inc. as Borrower, the Lenders named therein as Lenders, DLJ Capital Funding, Inc. as Syndication Agent, National City Bank, as a Lender, a Letter of Credit Issuer, the Administrative Agent and the Collateral Agent, PNC Bank NA as Documentation Agent.

     27.1   Financial Data Schedule for the nine months ended September 30, 1999

(b)  Reports on Forms 8-K

     None.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        STONERIDGE, INC.


     Date: November 15, 1999            /s/ Cloyd J. Abruzzo
                                        --------------------
                                        Cloyd J. Abruzzo
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


     Date: November 15, 1999            /s/ Kevin P. Bagby
                                        --------------------
                                        Kevin P. Bagby
                                        Treasurer and Chief Financial Officer
                                        (Principal Financial and Chief
                                        Accounting Officer)

                               STONERIDGE, INC.

                                 EXHIBIT INDEX

Exhibit
Number                              Exhibit
-------                             -------

     10.15 Amendment No. 1 dated as of January 28, 1999 to Credit Agreement dated as of December 30, 1998 among Stoneridge, Inc. as Borrower, the Lenders named therein as Lenders, DLJ Capital Funding, Inc. as Syndication Agent, National City Bank, as a Lender, a Letter of Credit Issuer, the Administrative Agent and the Collateral Agent, PNC Bank NA as Documentation Agent.

     10.16 Amendment No. 2 dated as of September 7, 1999 to Credit Agreement dated as of December 30, 1998 among Stoneridge, Inc. as Borrower, the Lenders named therein as Lenders, DLJ Capital Funding, Inc. as Syndication Agent, National City Bank, as a Lender, a Letter of Credit Issuer, the Administrative Agent and the Collateral Agent, PNC Bank NA as Documentation Agent.

     27.1 Financial Data Schedule for the nine months ended September 30, 1999, filed herewith.