Form 10-K405
period 1999-12-31
STONERIDGE INC
filed 2000-03-30
CIK 1043337

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                [X] Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the year ended December 31, 1999           Commission file number 001-13337

                                STONERIDGE, INC.
                                ----------------

             (Exact Name of Registrant as Specified in Its Charter)

                   Ohio                                    34-1598949
                   ----                                    ----------
      (State or Other Jurisdiction of                   (I.R.S. Employer
       Incorporation or Organization)                   Identification No.)


    9400 East Market Street, Warren, Ohio                     44484
    -------------------------------------                     -----
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X __ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based on the closing price of March 17, 2000, the aggregate market value of Common Shares held by nonaffiliates of the registrant was $143.1 million.

The number of Common Shares, without par value, outstanding as of March 17, 2000 was 22,397,311.

                       DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2000, into Part III, Items 10, 11, 12 and 13.

                                     INDEX
                                     -----

                          STONERIDGE, INC. - FORM 10-K
                     FOR THE YEAR ENDED DECEMBER 31, 1999
                                                                                                     Page No.
Part I.
           Item 1.     Business                                                                          3
           Item 2.     Properties                                                                        9
           Item 3.     Legal Proceedings                                                                 9
           Item 4.     Submission of Matters to a Vote of Security Holders                               9
Part II.
           Item 5.     Market for Registrant's Common Equity and Related Shareholder Matters            10
           Item 6.     Selected Financial Data                                                          11
           Item 7.     Management's Discussion and Analysis of Financial Condition and Results          12
                       of Operations
           Item 7A.    Quantitative and Qualitative Disclosures about Market Risk                       15
           Item 8.     Financial Statements and Supplementary Data                                      16
           Item 9.     Changes in and Disagreements With Accountants on Accounting and                  37
                       Financial Disclosure
Part III.
           Item 10.    Directors and Executive Officers of the Registrant                               38
           Item 11.    Executive Compensation                                                           38
           Item 12.    Security Ownership of Certain Beneficial Owners and Management                   38
           Item 13.    Certain Relationships and Related Transactions                                   38
Part IV.
           Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K                 39
Signatures                                                                                              41

                           Forward-Looking Statements

     Portions of this report may contain "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, the Company's (i) future product and facility expansion, (ii) acquisition strategy, (iii) investments and new product development and (iv) growth opportunities related to awarded business. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Factors which may cause actual results to differ materially from those in the forward-looking statements include, among other factors, the loss of a major customer, a decline in automotive, medium and heavy-duty truck or agricultural vehicle production; the failure to achieve successful integration of any acquired company or business, including Hi-Stat Manufacturing Co., Inc., Delta Schoeller, Ltd. and TVI Europe, Ltd.; or a decline in general economic conditions in any of the various countries in which the Company operates. Further information concerning issues that could materially affect financial performance is contained in the Company's periodic filings with the Securities and Exchange Commission.


                                     PART I.

ITEM 1.  BUSINESS

The Company

     The Company was founded in 1965 as a manufacturer of wire harnesses for the agricultural vehicle market. The Company expanded as a contract manufacturer primarily in the automotive market. In 1987, the Company began to transition away from contract manufacturing into a value-added designer and manufacturer of highly engineered products by developing internal engineering capabilities and pursuing an acquisition program to expand product offerings. The Company completed its initial public offering on October 10, 1997 (the Offering).

     The Company is a leading independent designer and manufacturer of highly engineered electrical and electronic components, modules and systems for the automotive, medium and heavy-duty truck, and agricultural vehicle markets. The Company's products interface with a vehicle's mechanical and electrical systems to activate equipment and accessories, display and monitor vehicle performance, and control and distribute electrical power and signals. The Company has a leading market position in the design and manufacture of electrical and electronic components, modules and systems for the medium and heavy-duty truck, and agricultural vehicle markets. In the automotive market, the Company designs and manufactures specially designed and engineered electrical and electronic components and modules, typically on a sole-source basis.

Recent Acquisitions and Joint Ventures

     In August 1999, the Company purchased all of the outstanding shares of TVI Europe, Limited, a United Kingdom manufacturer of vehicle information and management systems for the European commercial vehicle market. Cash consideration paid by the Company with respect to this purchase was approximately $20.7 million.

     In March 1999, the Company purchased certain assets and assumed certain liabilities of Delta Schoeller, Limited, a United Kingdom manufacturer of switches for the automotive industry. Cash consideration paid by the Company with respect to this purchase was approximately $12.2 million.

     In December 1998, the Company purchased all of the outstanding common shares of Hi-Stat Manufacturing Company, Inc. (Hi-Stat), a manufacturer of engineered sensors, switches and solenoids for measuring speed, pressure, temperature and fluid levels in vehicles. Hi-Stat primarily serves the automotive industry. Cash consideration paid by the Company with respect to this purchase was approximately $361.5 million.

     In October 1997, the Company purchased 50% of the outstanding common stock of PST Industria Eletronica da Amazonia Ltda. (PST), a Brazilian electronic components business which specializes in electronic vehicle security devices. Total cash consideration paid by the Company with respect to this investment was $17.7 million.

    In August 1997, the Company entered into two joint venture agreements with Connecto AB, a Swedish manufacturer of power distribution systems. Pursuant to the terms of the agreements, the Company has a 60% interest in a Brazilian joint venture and a 40% interest in a European joint venture. The Company incurred costs of approximately $1,041 related to these joint ventures. These joint ventures are establishing production facilities in Brazil and Europe for the purpose of manufacturing and selling power distribution systems in South America and Europe, respectively.

     In April 1996, seeking to leverage its capabilities and diversify its OEM customer base, the Company acquired approximately 45% of Berifors AB (Berfiors), a Sweden-based manufacturer of electronic display panels and instrumentation for the European commercial vehicle markets. In October 1997, the Company acquired the remaining 55% of Berifors, in exchange for 757,063 Common Shares of the Company.

Discontinuance of Certain Contract Manufacturing Business

     During the second quarter of 1999, the Company completed the planned phase out of its contract manufacturing business with a division of General Motors. The Company's net sales under this arrangement totaled approximately $21.9 million, $84.1 million and $95.1 million for 1999, 1998 and for 1997, respectively, or approximately 3.2%, 16.7% and 21.2% of total net sales for such periods.

Products

     The Company's products include vehicle electrical power and distribution systems, electronic and electrical switch products, electronic instrumentation and information display products, actuator products and sensor products.

     The Company's principal product categories are:

     Power and Distribution Systems. The Company designs and manufactures electrical power and signal distribution components, modules and systems, including fully integrated automotive and truck wiring systems and highly engineered products, such as power distribution panels, for the automotive, medium and heavy-duty truck, and agricultural vehicle markets. Power distribution systems regulate, coordinate and direct the operation of the entire electrical system within a vehicle or compartment.

Electronic and Electrical Switch Products. The Company designs and manufactures integrated electronic and electromechanical switch products, which include hidden switches and customer-activated switches. These switches transmit a signal to a control device which activates specific functions. Hidden switches are not typically seen by vehicle passengers but are used to activate or deactivate selected functions such as brake lights, cruise control functions and electronic safety features related to air bag, fuel and anti-lock braking systems. Customer-activated switches are used by a vehicle's operator or passengers to manually activate headlights, rear defrosters, heated seats and other accessories. The Company sells these products principally to the automotive market.

Electronic Instrumentation and Information Display Products. The Company designs and manufactures electronic instrument clusters, driver message centers, power conversion products, tachographs, multiplexed modules and electrical systems and electronic switch modules. These products collect, store and display vehicle information such as speed, pressure, maintenance data, trip information, operator performance, temperature, distance traveled, and driver messages related to vehicle performance. These products use state-of-the-art hardware, software and multiplexing technology and are sold principally to the medium and heavy-duty truck, and agricultural vehicle markets.

Actuator Products. The Company designs and manufactures electromechanical actuator products that enable users to deploy power functions in a vehicle and can be designed to integrate switching and control functions. These products include power door lock and four-wheel-drive actuators and are sold principally to the automotive market.

Sensor Products. The company designs and manufactures sensor products that measure temperature, pressure, speed, and fluid levels. These products monitor and measure the physical variables affecting the performance vehicle systems. Sensor products are employed in most major vehicle systems, including the emmissions, safety, powertrain, braking, climate control, steering and suspension systems. The Company sells these products principally to the automotive market.

Production Materials

     The principal production materials used in the Company's manufacturing processes include wire, cable, plastic housings and certain electrical components such as fuses, relays, and connectors. The Company generally purchases such materials subject to annual contracts. Such materials are readily available from multiple sources, but the Company generally establishes collaborative relationships with a qualified supplier for each of its key production materials in order to lower costs and enhance service and quality.

Patents and Intellectual Property

     The Company maintains and has pending various U.S. and foreign patents and other rights to intellectual property relating to its business, which it believes are appropriate to protect the Company's interests in existing products, new inventions, manufacturing processes and product developments. The Company does not believe any single patent is material to its business, nor would the expiration or invalidity of any patent have a material adverse effect on its business or its ability to compete. The Company is not currently engaged in any material infringement litigation, nor are there any material claims pending by or against the Company.

Industry Cyclicality and Seasonality

     The markets for the Company's products have historically been cyclical. Because the Company's products are used principally in the production of vehicles for the automotive, medium and heavy-duty truck, and agricultural vehicle markets, its sales and therefore its results of operations are significantly dependent on the general state of the economy and other factors which affect these markets. A decline in automotive, medium and heavy-duty, truck and agricultural vehicle production could adversely impact the Company. Approximately 64%, 56% and 65% of the Company's net sales in 1999, 1998 and 1997 respectively, were made to the automotive market and approximately 36%, 44% and 35% of the net sales in 1999, 1998 and 1997 respectively, were derived from the medium and heavy-duty, and agricultural vehicle markets.

     Demand for the Company's products has been seasonal. The Company typically experiences decreased sales during the third calendar quarter of each year due to the impact of scheduled OEM plant shutdowns in July for vacations and new model changeovers. The fourth quarter is similarly impacted by plant shutdowns for the holidays.

Reliance on Major Customers

     The Company is dependent on a small number of principal customers for a significant percentage of its sales. The loss of any significant portion of its sales to these customers or the loss of a significant customer would have a material adverse impact on the financial condition and results of operations of the Company. The Company supplies numerous different parts to each of its principal customers. The contracts the Company has entered into with many of its customers provide for supplying the customers' requirements for a particular model, rather than for manufacturing a specific quantity of products. Such contracts range from one year to the life of the model, which is generally three to seven years. Therefore, the loss of a contract for a major model or a significant decrease in demand for certain key models or group of related models sold by any of the Company's major customers could have a material adverse impact on the Company. The Company also competes to supply products for successor models and is subject to the risk that the customer will not select the Company to produce products on any such model, which could have a material adverse impact on the financial condition and results of operations of the Company.

The following table presents the major customers, as a percentage of net sales, of the Company for the years ended December 31, 1999, 1998 and 1997:

                                            Year Ended December 31,
                                 ----------------------------------------------
                                      1999            1998            1997
                                      ----            ----            ----

           Customer
           General Motors              21%             25%              32%
           Ford                        18              18               21
           Daimler-Chrysler            11               5                4
           Volvo                       10               9                5
           Navistar                     9              10                5
           Deere                        5               9               10
           Other                       26              24               23
                                      ---             ---              ---
           Total                      100%            100%             100%

Global Presence

     The Company strives to offer manufacturing and technical support to its customers on a global basis through a combination of international wholly owned facilities and by entering into joint ventures with foreign suppliers. The Company's principal operations are conducted in the United States, Mexico, Sweden, the United Kingdom and Brazil.

     The Company's international operations are subject to the usual risks of doing business in those countries, including currency fluctuations and changes in social, political and economic environments. In management's opinion, the Company's business is not materially dependent upon any one international location involving significant risk.

     The following table presents net sales and net assets for the primary geographic areas in which the Company operates:

                                1999         1998         1997
                                ----         ----         ----
     Net sales:
       North America          $599,309     $456,813     $437,573
       Europe and other         75,912       47,008       11,933
                              --------     --------     --------
         Total                $675,221     $503,821     $449,506

     Net assets:
       North America          $172,893     $169,182     $137,052
       Europe and other         58,735       21,360       20,158
                              --------     --------     --------
         Total                $231,628     $190,542     $157,210

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

Product Development

     In order to increase its vehicle platform penetration, the Company has invested, and intends to continue to invest, significant amounts in its technology and design capabilities. The Company's product development expenditures were $22.0 million, $17.4 million and $14.1 million for 1999, 1998 and 1997, respectively, or 3.4%, 4.1% and 4.0% of core product sales for these periods. These development efforts have strengthened the Company's ability to provide higher value-added products and systems, and have resulted in the introduction of new products such as the four-wheel-drive actuator (shift on demand), seat positioning switches and sensors (which interface with passive restraint systems indicate occupant position prior to air bag deployment), fuel shut off valve (explosion suspression) and the auto-stick (which enables a driver to manually shift an automatic transmission using a unique electronic switch). The Company's technical centers in Massachusetts, Michigan, Ohio, Brazil, England, Mexico, Scotland and Sweden develop and test both new and existing products and concepts. In addition, through its advanced technologies group comprised of dedicated engineers, the Company concentrates on the development of its next generation of products. To further increase vehicle platform penetration, the Company has developed collaborative relationships with the design and engineering departments of its key OEM customers. These collaborative efforts have resulted both in the development of new and complementary products and the enhancement of existing products.

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

Employees

     As of December 31, 1999, the Company, had approximately 6,650 employees, approximately 1,820 of whom were salaried and the balance of whom were paid on an hourly basis. Except for certain employees located in Chihuahua, Mexico, Orebro and Stockholm, Sweden, and Dundee, Scotland, the Company's employees are not represented by a union. The Company believes that its relations with its employees are excellent. The Company believes strongly in employee education and sponsors a number of educational opportunities and programs for its employees.

Executive Officers of the Registrant

     The executive officers of the Company are as follows:

Name                        Age     Position
----                        ---     ---------

D.M. Draime                 66      Chairman of the Board of Directors, Assistant Secretary and
                                    Director
Cloyd J. Abruzzo            49      President, Chief Executive Officer, Assistant Treasurer and
                                    Director
Kevin P. Bagby              48      Vice President of the Company, Chief Financial Officer and
                                    Treasurer
Sten Forseke                40      Vice President of the Company and Managing Director of
                                    Berifors
Gerald V. Pisani            59      Vice President of the Company and President of Stoneridge
                                    Engineered Products Group
Avery S. Cohen              63      Secretary and Director

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

ITEM 2.  PROPERTIES

     The Company currently owns or leases 16 manufacturing facilities, which together contain approximately 1.6 million square feet of manufacturing space. The following table provides information regarding the Company's facilities:

                                                                                         Owned/              Square
           Location                                    Use                           Leased Status          Footage
           --------                                    ---                           -------------          -------
Bloomfield Hills, Michigan       Sales Office                                            Leased               1,000
Boston, Massachusetts            Division Office & Manufacturing                         Owned              166,100
Canton, Massachusetts            Division Office & Manufacturing                         Owned              126,500
Chicago, Illinois                Sales/Engineering Office                                Leased               1,000
Cortland, Ohio                   Engineering Office                                      Leased              11,400
El Paso, Texas                   Office/Warehouse                                        Leased              22,400
Farmington Hills, Michigan       Sales/Engineering Office                                Leased               4,200
Kent, Ohio (1)                   Manufacturing                                           Owned               70,000
Lexington, Ohio                  Manufacturing                                           Owned              155,000
Mansfield, Ohio                  Tool & Die                                              Owned                4,000
Mebane, North Carolina           Manufacturing                                           Leased              51,000
Orwell, Ohio                     Manufacturing                                           Owned               72,000
Portland, Indiana                Manufacturing                                           Owned              196,000
Sarasota. Florida                Manufacturing/Division Office                           Owned              125,000
Warren, Ohio                     Corporate Office                                        Owned                7,500
Warren, Ohio                     Division Office                                         Leased              15,300
Cheltenham, England              Manufacturing                                           Leased              39,983
Dundee, Scotland                 Manufacturing                                           Owned              148,500
Frankfurt, Germany               Sales/Engineering Office                                Leased                 100
Madrid, Spain                    Office/Warehouse                                        Leased              14,370
Munich, Germany                  Sales/Engineering Office                                Leased               1,000
Northampton, England             Manufacturing                                           Leased              40,667
Orebro, Sweden                   Manufacturing                                           Leased              56,000
Paris, France                    Sales Office                                            Leased               2,799
Stockholm, Sweden                Division Office & Engineering                           Leased              16,100
Stuttgart, Germany               Sales/Engineering Office                                Leased               1,000
Tallinn, Estonia                 Manufacturing                                           Leased               5,380
Chihuahua, Mexico                Manufacturing                                           Owned              133,000
Indaiatuba, Brazil               Manufacturing                                           Leased              27,000
Juarez, Mexico                   Manufacturing                                           Owned              178,000
Sao Paulo, Brazil                Sales/Engineering Office                                Leased                 200

(1) Plant idled in fourth quarter of 1999.

     Positron, a 50% equity investment of the Company, leases a production facility in Manaus, Brazil, and owns a sales office in Campinas, Brazil.

ITEM 3.  LEGAL PROCEEDINGS

     The Company has no pending litigation which it believes will have a material adverse impact upon the Company. The Company is subject to the risk of exposure to product liability claims in the event that the failure of any of its products causes personal injury or death to users of the Company's products and there can be no assurance that the company will not experience any material product liability losses in the future. In addition, if any of the Company's products proves to be defective, the Company may be required to participate in a government-imposed or OEM-instituted recall involving such products. The Company maintains insurance against such liability claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     On March 22, 2000, the Company had 22,397,311 Common Shares without par value, issued and outstanding, which were owned by 100 shareholders of record, including Common Shares held in "streetname" by nominees who are recordholders and approximately 1,800 beneficial owners.

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

     High and low sales prices (as reported on the New York Stock Exchange "NYSE" composite tape) for the Common Shares for each quarter during 1998 and 1999.

                      Quarter Ended                High               Low
                      -------------                ----               ---
         1998          March 31                     20             14 7/8
                       June 30                    23 1/16          18 1/4
                       September 30               21 7/8           14 5/8
                       December 31                22 7/8           13 7/8

         1999          March 31                   22 1/2           12 15/16
                       June 30                    16 13/16         13 11/16
                       September 30               18 3/4           14 1/8
                       December 31                16 15/16           12

     The Company's Common Shares are traded on the NYSE under the symbol SRI. The Company did not sell any registered or unregistered securities in 1999.

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

                                                           Years ended December 31,
                                            -----------------------------------------------------

                                            -----------------------------------------------------
                                               1999       1998       1997       1996       1995
                                               ----       ----       ----       ----       ----
                                                     (in thousands, except per share data)
Statement of Income Data:
Net sales                                    $675,221   $503,821   $449,506   $363,748   $278,043
Gross profit                                  187,872    124,239    108,192     75,606     66,331
Operating income                               97,305     56,722     52,366     28,912     28,822
Income before income taxes                     67,022     56,036     50,895     24,595     26,808
Net income                                   $ 41,172   $ 33,400   $ 46,964   $ 24,071   $ 26,154
                                            =====================================================
Basic and diluted net income per share       $   1.84   $   1.49   $   2.92   $   1.73   $   1.88
                                            =====================================================

Pro Forma Data (Unaudited):
Income before income taxes                   $ 67,022   $ 56,036   $ 50,895   $ 24,595   $ 26,808
Provision for income taxes                     25,850     22,636     21,181     10,295     10,991
                                            -----------------------------------------------------
Pro forma net income                         $ 41,172   $ 33,400   $ 29,714   $ 14,300   $ 15,817
                                            =====================================================
Pro forma basic and diluted net income per
share                                        $   1.84   $   1.49   $   1.36   $   0.66   $   0.73
                                            =====================================================

Other Data:
Product development expenses                 $ 21,976   $ 17,418   $ 14,114   $  9,263   $  6,664
Capital expenditures                           17,589     10,919     12,256     14,083     14,767
Depreciation and amortization                  27,850     14,422     13,237      9,966      7,979

Balance Sheet Data:
Working capital                              $ 77,112   $ 42,184   $ 44,856   $ 39,957   $ 34,851
Total assets                                  698,309    638,116    235,073    178,487    172,298
Long-term debt, less current portion          331,898    322,724      9,139     51,156     47,999
Shareholders' equity                          231,628    190,542    157,210     84,633     73,720

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Year Ended December 31, 1999 Compared To Year Ended December 31, 1998
---------------------------------------------------------------------

     Net Sales. Net sales for the year ended December 31, 1999 increased by $171.4 million, or 34.0%, to $675.2 million from $503.8 million for the same period in 1998. Sales of core products increased by $233.6 million, or 55.7%, to $653.3 million during 1999 compared to $419.7 million for the same period of 1998. Sales of core products from the recent acquisitions of Hi-Stat Manufacturing Company, Inc. (Hi-Stat), Delta Schoeller, Ltd. (Delta) and TVI Europe, Ltd. (TVI) accounted for $206.2 million of the increase, while sales of existing core products increased by $27.4 million, or 6.5%, compared to the same period in 1998. Sales revenues for 1999 were favorably impacted by strong OEM production volumes in both the automotive and the commercial vehicle markets, which were offset by lower production volumes in the agricultural vehicle market.

     Sales for the year ended December 31, 1999 for North America increased by $142.5 million to $599.3 million from $456.8 million for the same period in 1998. North American sales accounted for 88.8% of total sales for the year ended December 31, 1999 compared with 90.7% for the same period in 1998. Sales for the year ended December 31, 1999 outside North America increased by $28.9 million to $75.9 million from $47.0 million for the same period in 1998. Sales outside North America accounted for 11.2% of total sales for the year ended December 31, 1999 compared with 9.3% for the same period in 1998.

     During the second quarter of 1999, the Company completed the planned phase out of its contract manufacturing business. As expected, contract manufacturing sales for the year ended December 31, 1999 declined by $62.2 million to $21.9 million, or 3.2% of the Company's total sales revenue, compared with $84.1 million, or 16.7% of total sales revenue for the same period in 1998.

     Cost of Goods Sold. Cost of goods sold for the year ended December 31, 1999 increased by $107.7 million, or 28.4%, to $487.3 million from $379.6 million for the same period in 1998. As a percentage of sales, cost of goods sold decreased to 72.2% for the year ended December 31, 1999 from 75.3% for the same period in 1998. The decrease in cost of goods sold as a percent of sales was due primarily to improved leveraging of fixed costs, a shift in product mix to higher value-added electrical and electronic core products, and a decrease in lower-margin contract manufacturing sales.

     Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses increased by $23.1 million to $90.6 million for the year ended December 31, 1999 from $67.5 million for the same period in 1998. As a percentage of sales, SG&A expenses were 13.4% for the years ended December 31, 1999 and 1998. The increase of $23.1 million was primarily attributable to additional costs of the newly acquired businesses.

     Interest Expense, net. Interest expense, net for the year ended December 31, 1999 was $30.7 million compared with $0.7 million for the same period in 1998. Average outstanding indebtedness was $343.8 million and $7.4 million for the years ended December 31, 1999 and 1998, respectively. The increase in average outstanding indebtedness was primarily due to borrowings to finance the acquisitions of Hi-Stat in December 1998, Delta in March 1999 and TVI in August 1999.

     Other Income. Other income for the year ended December 31, 1999 was $0.5 million, which primarily represented equity earnings of unconsolidated subsidiaries.

     Income Before Income Taxes. As a result of the foregoing, income before income taxes increased by $11.0 million for the year ended December 31, 1999 to $67.0 million from $56.0 million for the same period in 1998.

     Provision for Income Taxes. The Company recognized provisions for income taxes of $25.9 million and $22.6 million for the years ended December 31, 1999 and 1998, respectively. The effective income tax rate decreased to 38.6% for 1999 compared to 40.4% in 1998. The reduced rate was due to an increase in foreign income, which is taxed at rates below the U.S. statutory rate, and domestic tax initiatives pursued in 1999.

     Net Income. As a result of the foregoing, net income increased by $7.8 million, or 23.4%, to $41.2 million for the year ended December 31, 1999 from $33.4 million for the same period in 1998.


Year Ended December 31, 1998 Compared To Year Ended December 31, 1997
---------------------------------------------------------------------

     Net Sales. Net sales for the year ended December 31, 1998 increased by $54.3 million, or 12.1%, to $503.8 million from $449.5 million for the same period in 1997. Sales of core products increased by $65.3 million, or 18.4%, to $419.7 million for 1998 compared with $354.4 million for the same period in 1997. Sales related to the Berifors AB acquisition that was completed concurrently with the Company's initial public offering in October 1997, accounted for $32.6 million of the $65.3 million increase in 1998. Excluding the impact of the Berifors AB acquisition, sales revenue of core products increased by $32.7 million, or 9.2%, compared with the same period in 1997.

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

     Selling, General and Administrative Expenses. SG&A expenses for the year of 1998 increased by $11.7 million, or 20.9%, to $67.5 million from $55.8 million in the same period in 1997. As a percentage of sales, SG&A expenses increased to 13.4% for 1998 from 12.4% in 1997. The increase reflected the consolidation of Berifors AB, which accounted for $2.3 million of the increase. In addition, the Company increased its investment in product development by $3.3 million.

     Interest Expense, net. Interest expense, net for the year 1998 decreased by $2.5 million, or 78.1%, to $0.7 million from $3.2 million in the year 1997. The decrease was primarily due to a lower average outstanding indebtedness.

     Other Income. Other income for 1997 was $1.7 million, which represented a gain on the sale of equipment.

     Income Before Income Taxes. As a result of the foregoing, income before income taxes increased by $5.1 million for the year 1998 to $56.0 million from $50.9 million in 1997. Excluding the one-time gain on sale of equipment, the increase in income before taxes would have been $6.8 million or 13.4%.

     Provision for Income Taxes. The Company recognized provisions for income taxes of $22.6 million and $5.1 million for federal, state and foreign income taxes for the years 1998 and 1997, respectively. This increase in the tax provision was due to the change in tax status from an S corporation to a C corporation in October 1997. Accordingly, had the Company been subject to federal and state income taxes at the corporate level for all of 1997, the Company would have recorded a provision for income taxes of approximately $21.2 million for the year ended December 31, 1997.

     Net Income. Net income decreased by $13.6 million to $33.4 million in the year 1998 from $47.0 million in the year 1997 due to the change in tax status from an S corporation to a C corporation. Had the Company been subject to federal and state income taxes at the corporate level, the Company's pro forma net income would have been $29.7 million for the year ended December 31, 1997.

Liquidity and Capital Resources

     Net cash from operating activities was $44.2 million and $46.0 million for the years ended December 31, 1999 and 1998, respectively. The decrease in net cash from operating activities of $1.8 million was primarily due to an increase in working capital of $33.6 million to support higher levels of manufacturing activity in December 1999, which was partially offset by increases in net income, depreciation and amortization, and deferred income taxes of $7.8 million, $13.4 million and $10.6 million, respectively. The increase in depreciation and amortization was primarily attributable to the increase in fixed assets and intangible assets as a result of the Hi-Stat acquisition. The increase in deferred income taxes was primarily due to the goodwill recognized from the Hi-Stat acquisition being amortized over a shorter life for tax reporting compared to financial reporting.

     Net cash used for investing activities was $51.8 million and $368.7 million for the years ended December 31, 1999 and 1998, respectively. The decrease in cash used for investing activities of $316.9 million was primarily the result of a reduction in cash paid for acquisitions. In 1999, the Company purchased Delta and TVI for approximately $20.7 million and $12.2 million in cash, respectively. On December 31, 1998, the Company purchased Hi-Stat for approximately $361.5 million. Approximately $312.6 million of goodwill was recorded in conjunction with the Hi-Stat acquisition. Management believes that anticipated favorable business prospects and purchase structure justify the purchase price of Hi-Stat. Each of the aforementioned acquisitions was financed by a combination of existing cash from Stoneridge together with funds from the $425.0 million credit agreement. Offsetting the reduction in cash paid for acquisitions was an increase in net capital expenditures of $10.4 million. The increase in net capital expenditures was primarily the result of expenditures for newly acquired businesses and proceeds on the sale of equipment of $3.8 million in 1998.

     Net cash provided by financing activities was $9.7 million and $323.3 million for the years ended December 31, 1999 and 1998, respectively. For the year ended December 31, 1999, long-term debt increased $9.6 million. The acquisitions of TVI and Delta were financed mainly from cash provided by 1999 operating activities. For the year ended December 31, 1998, long-term debt increased $334.5 million primarily due to the Hi-Stat acquisition.

     The Company has a $425.0 million credit agreement (of which effectively $346.9 million was outstanding at December 31, 1999) with a bank group. The credit agreement has three components: a $100.0 million revolving facility (of which $58.0 million is currently available), a $150.0 million term facility, and a $175.0 million term facility. The $100.0 million revolving facility and the $150.0 million term facility expire on December 31, 2003 and require a commitment fee of 0.37% to 0.50% on the unused balance. Interest is payable quarterly at either (i) the prime rate plus a margin of 0.00% to 1.00% or (ii) LIBOR plus a margin of 1.25% to 2.50%, depending upon the Company's ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization, as defined. The $175.0 million term facility expires on December 31, 2005. Interest is payable quarterly at either (i) the prime rate plus a margin of 2.00% or (ii) LIBOR plus a margin of 3.50%.

     The Company has entered into four interest rate swap agreements with a total notional amount of $300.1 million. The interest rate swap agreements exchange variable interest rates on the Company's credit agreement for fixed interest rates. The Company does not use derivatives for speculative or profit-motivated purposes. To the extent that the notional amount of the swap agreements exceeds the carrying value of the underlying debt, a mark-to-market adjustment is reflected in the financial statements.

     Management believes that cash flows from operations and the availability of funds from the Company's credit agreement will provide sufficient liquidity to meet the Company's growth and operating needs.

Inflation and International Presence

     Management believes that the Company's operations have not been adversely affected by inflation. By operating internationally, the Company is affected by the economic conditions of certain countries. Based on the current economic conditions in these countries, management believes the Company is not significantly exposed to adverse economic conditions.

Recently Issued Accounting Standards

     The Company is required to adopt Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new accounting and reporting standards for derivatives and hedging activities. This standard was effective for fiscal years beginning after June 15, 1999, with earlier adoption permitted. The Financial Accounting Standards Board (FASB) has since issued Statement of Financial Accounting Standards No. 137 (SFAS 137), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." This pronouncement amended SFAS 133 to defer its effective date to fiscal years beginning after June 15, 2000. The Company has not yet evaluated the financial accounting and reporting impact of SFAS 133.

     The Company is required to adopt Emerging Issues Task Force Issue No. 99-5 (EITF 99-5), "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements," for its fiscal year ending 2000. EITF 99-5 establishes new accounting rules for costs related to the design and development of products and for costs incurred to develop molds, dies and other tools to be used to produce products that will be sold under long-term supply agreements. The Company believes that the adoption of EITF 99-5 could have a material impact on its financial statements. Upon adoption, the Company will be required to expense as incurred certain costs that were previously capitalized. Management is currently assessing the specifics of EITF 99-5 and will incorporate the EITF 99- 5 accounting rules in the Company's consolidated financial statements for the quarter ended March 31, 2000.

Year 2000 Initiative

     The Company had conducted an evaluation of the actions necessary in order to gain assurance that its information and non-information technology systems would be able to function without disruption with respect to the application of dating systems in the Year 2000. As a result of this evaluation, the Company upgraded, replaced and tested its information systems, computer applications and other systems to ensure they would be able to operate without disruption due to Year 2000 issues. The Company completed these remedial actions by December 31, 1999.

     Historical Year 2000 expenditures through December 31, 1999 were approximately $4.2 million. Year 2000 expenditures related to modifying software, purchasing new software and hardware, and replacing non-compliant software and hardware. These costs included both internal and external personnel costs related to the assessment process, as well as the cost of purchasing certain hardware and software. Year 2000 expenditures anticipated to be incurred subsequent to December 31, 1999 are not expected to be significant.

     The Company has not experienced any material disruptions or costs related to Year 2000 problems with internal or third-party information and non-information technology systems. In addition, the Company has not identified any significant contingencies related to Year 2000 problems. However, no assurance can be given that a currently unknown material Year 2000 problem will not arise in the future. Such an event could have a material adverse affect on the Company's financial condition and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES



Consolidated Financial Statements:                                                                      Page
---------------------------------                                                                       ----
Report of Independent Public Accountants                                                                 17
Consolidated Balance Sheets as of December 31, 1999 and 1998                                             18
Consolidated Statements of Income for the Years Ended December 31, 1999, 1998 and 1997                   19
Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997               20
Consolidated Statements of Shareholders' Equity for the Years Ended  December 31, 1999, 1998 and 1997    21
Notes to Consolidated Financial Statements                                                               22

Financial Statement Schedule:
-----------------------------

Report of Independent Public Accountants                                                                 35
Schedule II--Valuation and Qualifying Accounts                                                           36


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Stoneridge, Inc.:

     We have audited the accompanying consolidated balance sheets of Stoneridge, Inc. (an Ohio corporation) and Subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stoneridge, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                                       ARTHUR ANDERSEN LLP


Cleveland, Ohio,
January 26, 2000.

                        STONERIDGE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                            December 31,
                                                                            ------------
                                                                          1999       1998
                                                                          ----       ----
                                                                           (in thousands)
Assets
Current Assets:
  Cash and cash equivalents...........................................  $  3,924   $  1,876
  Accounts receivable, less allowance for doubtful accounts
   of $1,549 and $1,006...............................................    98,744     84,655
  Inventories.........................................................    65,701     53,273
  Prepaid expenses and other..........................................    13,383      5,983
  Deferred income taxes...............................................    10,564     11,679
                                                                        --------   --------
   Total current assets...............................................   192,316    157,466
                                                                        --------   --------

Property, Plant and Equipment, net....................................   106,163     94,770
Other Assets:
  Goodwill and other intangibles, net.................................   369,265    355,429
  Investments and other...............................................    30,565     30,451
                                                                        --------   --------
Total Assets..........................................................  $698,309   $638,116
                                                                        ========   ========

Liabilities and Shareholders' Equity
Current Liabilities:
  Current portion of long-term debt...................................  $ 25,753   $ 21,213
  Accounts payable....................................................    42,337     45,835
  Accrued expenses and other..........................................    47,114     48,234
                                                                        --------   --------
   Total current liabilities..........................................   115,204    115,282
                                                                        --------   --------

Long-Term Debt, net of current portion................................   331,898    322,724
Deferred Income Taxes.................................................    15,985      8,088
Other.................................................................     3,594      1,480
                                                                        --------   --------
   Total long-term liabilities........................................   351,477    332,292
                                                                        --------   --------

Shareholders' Equity:
  Preferred shares, without par value, 5,000 authorized, none issued..        --         --
  Common shares, without par value, 60,000 authorized, 22,397 issued
   and outstanding at December 31, 1999 and 1998, stated at...........        --         --
  Additional paid-in capital..........................................   141,506    141,506
  Retained earnings...................................................    90,502     49,330
  Accumulated other comprehensive income..............................      (380)      (294)
                                                                        --------   --------
   Total shareholders' equity.........................................   231,628    190,542
                                                                        --------   --------
Total Liabilities and Shareholders' Equity............................  $698,309   $638,116
                                                                        ========   ========

        The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                        STONERIDGE, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                              For the years ended
                                                                 December 31,
                                                                 ------------
                                                        1999         1998          1997
                                                        ----         ----          ----
                                                     (in thousands, except per share data)
Net Sales.........................................     $675,221      $503,821     $449,506

Costs and Expenses:
    Cost of goods sold............................      487,349       379,582      341,314
    Selling, general and administrative expenses..       90,567        67,517       55,826
                                                       --------      --------     --------

 Operating Income.................................       97,305        56,722       52,366

    Interest expense, net.........................       30,741           686        3,204
    Other income, net.............................         (458)           --       (1,733)
                                                       --------      --------     --------

Income Before Income Taxes........................       67,022        56,036       50,895

    Provision for income taxes....................       25,850        22,636        5,098
    Income tax benefit from the reinstatement of
       deferred income taxes......................           --            --       (1,167)
                                                       --------      --------     --------

Net Income........................................     $ 41,172      $ 33,400     $ 46,964
                                                       ========      ========     ========

Basic and Diluted Net Income per Share............        $1.84         $1.49        $2.92
                                                       ========      ========     ========
Weighted Average Shares Outstanding...............       22,397        22,397       16,073
                                                       ========      ========     ========


Pro Forma Income Data (Unaudited):
Income before income taxes........................     $ 67,022      $ 56,036     $ 50,895
Pro forma adjustment--provision for income taxes..       25,850        22,636       21,181
                                                       --------      --------     --------
Pro forma net income..............................     $ 41,172      $ 33,400     $ 29,714
                                                       ========      ========     ========
Pro forma basic and diluted net income per share..        $1.84         $1.49        $1.36
                                                       ========      ========     ========
Pro forma weighted average shares outstanding.....       22,397        22,397       21,830
                                                       ========      ========     ========

       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                        STONERIDGE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          For the years ended
                                                                                             December 31,
                                                                                   ---------------------------------
                                                                                     1999        1998        1997
                                                                                   ---------  ----------  ----------
                                                                                            (in thousands)
Operating Activities:
Net income.......................................................................  $ 41,172   $  33,400   $  46,964
Adjustments to reconcile net income to net cash from operating activities--
    Depreciation and amortization................................................    27,850      14,422      13,237
    Deferred income taxes........................................................     8,900      (1,702)     (1,087)
    Gain on sale of fixed assets.................................................        --          --      (1,733)
    Compensation expense for share options.......................................        --          --         450
    Income tax benefit from the reinstatement of deferred income taxes...........        --          --      (1,167)
    Changes in operating assets and liabilities--
       Accounts receivable, net..................................................    (5,213)     (7,162)     (5,521)
       Inventories...............................................................    (3,615)     (1,918)     (4,036)
       Prepaid expenses and other................................................    (6,937)      1,761      (1,564)
       Other assets, net.........................................................    (1,015)     (3,854)       (466)
       Accounts payable..........................................................    (8,793)      4,004       6,526
       Accrued expenses and other................................................    (8,181)      7,037      12,228
                                                                                   --------   ---------   ---------
            Net cash from operating activities...................................    44,168      45,988      63,831
                                                                                   --------   ---------   ---------

Investing Activities:
Capital expenditures.............................................................   (17,589)    (10,919)    (12,256)
Proceeds from sale of fixed assets...............................................        --       3,758       2,300
Equity investments...............................................................        --          --     (17,722)
Business acquisitions............................................................   (34,209)   (361,520)         --
                                                                                   --------   ---------   ---------
            Net cash from investing activities...................................   (51,798)   (368,681)    (27,678)
                                                                                   --------   ---------   ---------

Financing Activities:
Shareholder distributions paid...................................................        --      (2,600)   (104,972)
Proceeds from long-term debt.....................................................     5,114       1,286         789
Repayments of long-term debt.....................................................      (168)     (8,469)     (3,072)
Net borrowings (repayments) under credit agreement...............................     4,712     341,729     (47,449)
Debt issuance costs..............................................................        --      (8,615)         --
Share options exercised, net.....................................................        --          --       2,513
Proceeds from issuance of common shares, net.....................................        --          --     117,019
                                                                                   --------   ---------   ---------
            Net cash from financing activities...................................     9,658     323,331     (35,172)
                                                                                   --------   ---------   ---------

Effect of exchange rates changes on cash and cash equivalents....................        20        (100)         --
                                                                                   --------   ---------   ---------

Net change in cash and cash equivalents..........................................     2,048         538         981
Cash and cash equivalents at beginning of period.................................     1,876       1,338         357
                                                                                   --------   ---------   ---------
Cash and cash equivalents at end of period.......................................  $  3,924   $   1,876   $   1,338
                                                                                   ========   =========   =========

Supplemental disclosure of cash flow information:
Cash paid for interest...........................................................  $ 29,967   $     952   $   3,281
                                                                                   ========   =========   =========
Cash paid for income taxes.......................................................  $ 16,180   $  22,979   $     591
                                                                                   ========   =========   =========

Noncash investing and financing activities:
Common shares issued for acquisition of Berifors AB..............................  $     --   $      --   $  12,329
                                                                                     ========   =========   =========

       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                        STONERIDGE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                              Accumulated
                                                                                                 Other
                                                     Number      Additional      Retained    Comprehensive  Comprehensive
                                                    of Shares  Paid-In Capital   Earnings       Income         Income
                                                    ---------  ---------------   --------    -------------  -------------
                                                                              (in thousands)
BALANCE, DECEMBER 31, 1996.......................     13,964     $   9,195     $  75,438      $      --

Net income.......................................         --            --        46,964             --      $  46,964
Other comprehensive income
  Currency translation adjustments, net of tax...         --          --            --           (226)          (226)
                                                                                                             ---------
    Comprehensive income.........................                                                            $  46,738
                                                                                                             =========
Exercise of share options........................        438         2,513            --             --
Compensation expense from
    share option plans...........................         --           450            --             --
Issuance of shares in public offering, net.......      6,728       108,693            --             --
Issuance of shares to Company
    management...................................        510         8,326            --             --
Acquisition of Berifors AB.......................        757        12,329            --             --
Distributions declared...........................         --            --      (106,472)            --
                                                   ---------     ---------     ---------      ---------

BALANCE, DECEMBER 31, 1997                            22,397        41,506        15,930           (226)

Net income.......................................         --            --        33,400             --      $  33,400
Other comprehensive income:
 Currency translation adjustments, net of tax....         --            --            --            (68)           (68)
                                                   ---------     ---------     ---------      ---------      ---------
    Comprehensive income.........................                                                            $  33,332
                                                                                                             =========

BALANCE, DECEMBER 31, 1998                            22,397       141,506        49,330           (294)

Net income.......................................         --            --        41,172             --      $  41,172
Other comprehensive income:
 Currency translation adjustments, net of tax....         --            --            --            (86)           (86)
                                                   ---------     ---------     ---------      ---------      ---------
    Comprehensive income.........................                                                            $  41,086
                                                                                                             =========

BALANCE, DECEMBER 31, 1999                            22,397     $ 141,506     $  90,502      $    (380)
                                                   =========     =========     =========      =========


       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                        STONERIDGE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  (in thousands, except share and per share data, unless otherwise indicated)

1.  Organization and Nature of Business

     Stoneridge, Inc. (Stoneridge) and its subsidiaries are independent designers and manufacturers of engineered electrical and electronic components, modules and systems for the automotive, medium and heavy-duty truck, and agricultural vehicle markets.

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

Accounts Receivable Concentrations

     Revenues are principally generated from the automotive, medium and heavy-duty truck, and agricultural vehicle markets. Due to the nature of these industries, a significant portion of sales and related accounts receivable are concentrated in a relatively low number of customers. In 1999, three customers accounted for approximately 21%, 18% and 10% of net sales, while the top five customers accounted for 69% of net sales. Three customers accounted for approximately 25%, 18% and 10% of the Company's 1998 net sales, and its top five customers accounted for approximately 72% of its 1998 net sales. Accounts receivable from the Company's five largest customers aggregated approximately $58,685 and $51,927 at December 31, 1999, and 1998, respectively.

Inventories

     Cost is determined by the last-in, first-out (LIFO) method for approximately 88% and 76% of the Company's inventories at December 31, 1999 and 1998, respectively, and by the first-in, first-out (FIFO) method for all other inventories. Inventory cost includes material, labor and overhead. Inventories consist of the following at December 31:

                                                  1999                1998
                                                  ----                ----

                    Raw materials               $42,876             $32,453
                    Work in progress              9,636              10,673
                    Finished goods               13,400              12,379
                    Less: LIFO reserve             (211)             (2,232)
                                                -------             -------
                         Total                  $65,701             $53,273
                                                =======             =======

                       STONERIDGE, INC. AND SUBSIDIARIES

  (in thousands, except share and per share data, unless otherwise indicated)

Property, Plant and Equipment

     Property, plant and equipment are recorded at cost and consist of the following at December 31:

                                                   1999             1998
                                                   ----             ----

          Land and land improvements           $  5,816          $  5,355
          Buildings and improvements             44,719            42,345
          Machinery and equipment                73,131            63,012
          Office furniture and fixtures          17,303            16,444
          Tooling                                31,613            22,663
          Vehicles                                1,125               477
          Leasehold improvements                  1,043               818
                                               ---------          -------
                                                174,750           151,114
          Less: Accumulated depreciation and
          amortization                           68,587            56,344
                                               ---------         --------
                                               $106,163          $ 94,770
                                               =========         ========

     Depreciation is provided by both the straight-line and accelerated methods over the estimated useful lives of the assets. Depreciation expense for the years ended December 31, 1999, 1998 and 1997 was $17,057, $11,779 and $11,273,
respectively. Depreciable lives within each property classification are as follows:

          Buildings and improvements               10-40 years
          Machinery and equipment                   5-10 years
          Office furniture and fixtures             3-10 years
          Tooling                                    2-5 years
          Vehicles                                   3-5 years
          Leasehold improvements                     3-8 years

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

Goodwill and Other Intangibles

     Goodwill and other intangibles, net, which result principally from acquisitions, consist of the following at December 31:


                                           Estimated
                                          Useful Life       1999        1998
                                          -----------       ----        ----
           Goodwill                        40 years       $365,845    $351,501
           Patents                        6-13 years         2,975       3,338
           Non-compete agreements           2 years            445         590
                                                          --------    --------
                                                          $369,265    $355,429
                                                          ========    ========

                        STONERIDGE, INC. AND SUBSIDIARIES

  (in thousands, except share and per share data, unless otherwise indicated)

     Goodwill and other intangibles are presented net of accumulated amortization of $18,191 and $8,422 as of December 31, 1999 and 1998, respectively. Goodwill and other intangible asset amortization expense totaled approximately $9,769, $1,453 and $1,495 in 1999, 1998 and 1997, respectively.
The Company regularly evaluates its accounting for goodwill and other intangible assets. Impairment would be recognized when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Measurement of the amount of impairment would be based on appraisal, market value of similar assets or estimated discounted future cash flows resulting from the use and ultimate disposition of the asset.

Accrued Expenses and Other Current Liabilities

     Accrued expenses and other current liabilities consist of the following at December 31:

                                                        1999             1998
                                                        ----             ----

Compensation-related obligations                      $13,861          $14,717
Insurance-related obligations                           7,441            7,241
Income taxes                                            3,401            2,012
Other                                                  22,411           24,264
                                                      -------          -------
                                                      $47,114          $48,234
                                                      =======          =======

Income Taxes

     Prior to the initial public offering (Offering) discussed in Note 3, the Company was an S corporation. As an S corporation, the Company's profits were taxed directly to its shareholders for federal income tax and certain state income tax purposes. Certain state taxes were paid directly by the Company. Concurrent with the Offering, the Company terminated its S corporation status, making it subject to federal, state and foreign income taxes.

     The Company accounts for income taxes, using the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not.

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

     The financial statements of foreign subsidiaries, where the U.S. dollar is the functional currency and which have certain transactions denominated in a local currency, are remeasured as if the functional currency were the U.S. dollar. The remeasurement of local currencies into U.S. dollars creates translation adjustments which are included in net income. All translation and transaction activities were insignificant in 1999, 1998 and 1997.

Revenue Recognition

     The Company recognizes revenues from the sale of products at the point of passage of title, which is generally at the time of shipment.

                       STONERIDGE, INC. AND SUBSIDIARIES

  (in thousands, except share and per share data, unless otherwise indicated)

Product Development Expenses

     Expenses associated with the development of new products and changes to existing products are charged to expense as incurred. The costs amounted to $21,976, $17,418 and $14,114 in 1999, 1998 and 1997, respectively.

Stock-Based Compensation

     The Company has elected to follow Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee share options. Since the exercise price of the Company's employee share options equals the market price of the shares on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation."

Financial Instruments and Derivative Financial Instruments

     Financial instruments held by the Company include cash and cash equivalents, accounts receivable, accounts payable, long-term debt and interest rate swap agreements. The carrying value of cash and cash equivalents, accounts receivable and accounts payable is considered to be representative of fair value because of the short maturity of these instruments. The fair values of borrowings under the long-term debt facilities are based on rates available to the Company for debt with comparable terms and maturities.

     The interest rate swap agreements convert floating-rate debt under the Company's credit agreement to fixed-rate debt. As the outstanding balance on the Company's credit agreement was less than the notional amount of the interest rate swap agreements, the market value attributable to the difference was recognized in interest expense in 1998 and 1997.

Accounting Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including certain self- insured risks and liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Since actual results could differ from those estimates, the Company revises its estimates and assumptions as new information becomes available.

Net Income Per Share

     Net income per share amounts for all periods are presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," which requires the presentation of basic net income per share and diluted net income per share. Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is calculated by dividing net income by the weighted average of all potentially dilutive common shares that were outstanding during the period. Potentially dilutive securities are not significant and do not create differences between reported basic and diluted net income per share for all periods presented.

Impairment of Assets

     The Company reviews its long-lived assets and identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of the amount of impairment may be based on appraisal, market values of similar assets or estimated undiscounted future cash flows resulting from the use and ultimate disposition of the asset.

                       STONERIDGE, INC. AND SUBSIDIARIES

  (in thousands, except share and per share data, unless otherwise indicated)

Comprehensive Income

     During 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which established standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined as all changes in a company's net assets except changes resulting from transactions with shareholders. Comprehensive income differs from net income in that certain items currently recorded directly to shareholders' equity are included in comprehensive income.

Accounting Standards

     The Company is required to adopt Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new accounting and reporting standards for derivatives and hedging activities. This standard was effective for fiscal years beginning after June 15, 1999, with earlier adoption permitted. The Financial Accounting Standards Board (FASB) has since issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." This pronouncement amended SFAS 133 to defer its effective date to fiscal years beginning after June 15, 2000. The Company has not yet evaluated the financial accounting and reporting impact of SFAS 133.

     The Company is required to adopt Emerging Issues Task Force Issue No. 99-5 (EITF 99-5), "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements," for its fiscal year ending 2000. EITF 99-5 establishes new accounting rules for costs related to the design and development of products and for costs incurred to develop molds, dies and other tools to be used to produce products that will be sold under long-term supply agreements. The Company believes that the adoption of EITF 99-5 could have a material impact on its financial statements. Upon adoption, the Company will be required to expense as incurred certain costs that were previously capitalized. Management is currently assessing the specifics of EITF 99-5 and will incorporate the EITF 99- 5 accounting rules in the Company's consolidated financial statements for the quarter ended March 31, 2000.

Reclassifications

     Certain prior year amounts have been reclassified to conform to their 1999 presentation in the financial statements.


3.  Offering of Common Shares

     On October 10, 1997, the Company completed its Offering of 6,727,500 Common Shares, resulting in net proceeds of $108,693. Net proceeds from the Offering were used to pay an $83,000 S corporation distribution, and the remaining proceeds were used to repay net borrowings under the credit agreement discussed in Note 6. Concurrent with the Offering, certain officers and management of the Company purchased 510,181 Common Shares (Management Reinvestment), resulting in net proceeds of $8,326.

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

                       STONERIDGE, INC. AND SUBSIDIARIES

  (in thousands, except share and per share data, unless otherwise indicated)

4.   Acquisitions

     On August 27, 1999, the Company purchased all the outstanding shares of TVI Europe, Limited (TVI) for approximately $20,700. TVI is a United Kingdom manufacturer of vehicle information and management systems for the European commercial vehicle market. The transaction was accounted for as a purchase. The excess of the purchase price over the fair value of assets acquired, totaling approximately $17,400 is being amortized over 40 years on a straight-line basis. The purchase price has been allocated based on preliminary appraisals and evaluations and is subject to further review and refinement. The purchase price was funded with proceeds from the credit agreement discussed in Note 6. The results of operations of TVI are included in the accompanying financial statements from the date of acquisition.

     On March 6, 1999, the Company purchased certain assets and assumed certain liabilities of Delta Schoeller, Limited (Delta) for approximately $12,200. Delta is a United Kingdom manufacturer of switches for the automotive industry. The transaction was accounted for as a purchase. The purchase price has been allocated based on preliminary appraisals and evaluations and is subject to further review and refinement. The purchase price was funded with proceeds from the credit agreement discussed in Note 6. The results of operations of Delta are included in the accompanying financial statements from the date of acquisition.

     On December 31, 1998, the Company purchased all of the outstanding common shares of Hi-Stat Manufacturing Company, Inc. (Hi-Stat) for approximately $361,500. Hi- Stat manufactures engineered sensors, switches and solenoids for the automotive industry. The transaction was accounted for as a purchase. Accordingly, the assets acquired and liabilities assumed of Hi-Stat were included in the consolidated balance sheet as of December 31, 1998. The purchase price was funded with cash on hand and with proceeds from the credit agreement discussed in Note 6. All assets acquired and liabilities assumed were stated at fair value. The purchase price paid in excess of identifiable net assets was allocated to goodwill. The components of intangible assets included in the allocation of purchase price, along with the related straight-line amortization periods, are:

                                                      Amortization
                                            Amount   Period (years)

           Non-compete agreements         $    590           2
           Patents                           2,580        6-13
           Goodwill                        312,616          40

     The results of operations of Hi-Stat are included in the accompanying financial statements from the date of acquisition.

     The unaudited pro forma consolidated results of operations as though Hi-Stat had been acquired at the beginning of fiscal 1998 is as follows:


                                                      1998
                                                      ----
          Net sales                                 $659,151
          Operating income                          $ 73,269
          Net income                                $ 24,736
          Basic and diluted net income per          $   1.10
          share

     The pro forma data do not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results. The pro forma amounts reflect the results of operations for the Company, Hi-Stat and the pertinent purchase accounting and other adjustments for the periods presented.

                       STONERIDGE, INC. AND SUBSIDIARIES

   (in thousands, except share and per share data, unless otherwise indicated)

     In April 1996, the Company purchased 45% of the outstanding common stock of Berifors AB (Berifors), a Sweden-based manufacturer of electronic instrumentation and information displays for the European truck and commercial vehicle markets, for approximately $8,834. The investment was accounted for under the equity method of accounting. The excess of the amount paid over the fair value of the assets acquired, totaling $7,200, is being amortized over 40 years on a straight-line basis. On October 10, 1997, the Company acquired the remaining 55% of Berifors, in exchange for 757,063 Common Shares. The transaction was accounted for as a purchase. The excess of the purchase price over the fair value of assets acquired, totaling $10,439, is being amortized over 40 years on a straight-line basis. The results of operations of Berifors are consolidated in the accompanying financial statements from October 1997.

5.  Investments

     In October 1997, the Company purchased 50% of the outstanding common stock of PST Industria Eletronica da Amazonia Ltda. (PST), a Brazilian electronic components business that specializes in electronic vehicle security devices. The investment is accounted for under the equity method of accounting. Total cash consideration paid by the Company with respect to this investment was $17,722, including fees and expenses. The allocation of purchase price resulted in intangibles, primarily non-compete agreements and goodwill of $2,000 and $12,622, respectively, which are being amortized over periods of two and 40 years, respectively. Amortization expense was $1,024, $1,190 and $469 in 1999, 1998 and 1997, respectively. The acquisition was financed with borrowings under the credit agreement discussed in Note 6. In 1998, the Company loaned PST $5,000, which was used for the repayment of existing debt. The note is secured by certain assets of PST.

     In August 1997, the Company entered into two joint venture agreements with Connecto AB, a Swedish manufacturer of power distribution systems. Pursuant to the terms of the agreements, the Company has a 60% interest in a Brazilian joint venture and a 40% interest in a European joint venture. The Brazilian joint venture is consolidated with the results of the Company and the European joint venture is accounted for under the equity method of accounting. As of December 31, 1999, the Company incurred costs of approximately $1,041 related to these joint ventures. The joint ventures are establishing production facilities in Brazil and Europe for the purpose of manufacturing and selling power distribution systems in South America and Europe, respectively. The Company finances its investments in the joint ventures through borrowings under the credit agreement discussed in Note 6.

6.  Long-Term Debt

     The Company has a $425,000 credit agreement with a bank group. The credit agreement has three components: a $100,000 revolving credit facility, a $150,000 term facility and a $175,000 term facility. The $100,000 revolving facility and the $150,000 term facility expire on December 31, 2003 and require a commitment fee of 0.37% to 0.50% on the unused balance. Interest is payable quarterly at either (i) the prime rate plus a margin of 0.00% to 1.00% or (ii) LIBOR plus a margin of 1.25% to 2.50%, depending upon the Company's ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA), as defined. The $175,000 term facility expires on December 31, 2005. Interest is payable quarterly at either (i) the prime rate plus a margin of 2.00% or (ii) LIBOR plus a margin of 3.50%.

     The weighted average interest rate in effect for the years ended December 31, 1999, 1998 and 1997 was approximately 8.4%, 7.1% and 7.1%, respectively, including the effects of the interest rate swap agreements.

     Long-term debt consists of the following at December 31:

                                                      1999              1998
                                                      ----              ----

          Borrowings under credit agreement          $346,862          $342,150
          Borrowings payable to foreign banks           7,917             1,552
          Other                                         2,872               235
                                                     --------          --------
                                                      357,651           343,937
          Less: Current portion                        25,753            21,213
                                                     --------          --------
                                                     $331,898          $322,724
                                                     ========          ========

                       STONERIDGE, INC. AND SUBSIDIARIES

   (in thousands, except share and per share data, unless otherwise indicated)

     The credit agreement contains various covenants that require, among other things, the maintenance of certain minimum amounts of consolidated net worth and consolidated EBITDA and certain specified ratios of consolidated total debt, to consolidated EBITDA, interest coverage and fixed charge coverage. Restrictions also include limits on capital expenditures and dividends. The Company was in compliance with these covenants at December 31, 1999.

     Future maturities of long-term debt as of December 31, 1999 are as follows:

               2000                 $ 25,753
               2001                   33,671
               2002                   41,371
               2003                   89,821
               2004                   45,785
               Thereafter            121,250

     Certain contractual mandatory prepayment clauses exist in the credit agreement upon the achievement of defined levels of EBITDA.

7.  Income Taxes

     The provisions for income taxes included in the accompanying financial statements represent federal, state and foreign income taxes for fiscal 1999, 1998 and the period October 9, 1997 to December 31, 1997, and state income taxes for certain states for the period January 1, 1997, to October 8, 1997. The provision for income taxes consists of the following for the years ended December 31:

                                   1999             1998             1997
                                  -------          -------          -------
      Current:
      Federal                     $12,281          $20,414          $ 4,441
      State and foreign             3,966            3,924            1,744
                                  -------          -------          -------
                                   16,247           24,338            6,185
      Deferred:
      Federal                       8,618           (1,489)            (983)
      State and foreign               985             (213)            (104)
                                    9,603           (1,702)          (1,087)
                                  -------          -------          -------
      Total                       $25,850          $22,636          $ 5,098
                                  =======          =======          =======

     A reconciliation of the Company's effective income tax rate to the statutory federal tax rate for 1999 and 1998 is as follows:

                                                          1999         1998
                                                          ----         ----
         Statutory federal income tax rate                35.0%        35.0%
         State income taxes, net of federal tax            3.0          4.7
         benefit
         Goodwill amortization                             0.7          0.8
         Foreign sales corporation                        (1.4)        (1.0)
         Other items                                       1.3          0.9
                                                          ----         ----
         Effective income tax rate                        38.6%        40.4%
                                                          ====         ====

     A reconciliation of the Company's effective income tax rate to the statutory federal tax rate has been omitted for 1997, as presentation of such information is not meaningful.

                       STONERIDGE, INC. AND SUBSIDIARIES

   (in thousands, except share and per share data, unless otherwise indicated)

     Unremitted earnings of foreign subsidiaries are $7,713 as of December 31, 1999. Because these earnings have been indefinitely reinvested in foreign operations, no provision has been made for U.S. income taxes. It is impracticable to determine the amount of unrecognized deferred taxes with respect to these earnings; however, foreign tax credits would be available to reduce U.S. income taxes in the event of a distribution.

     As a result of the Company's conversion to C corporation status on October 9, 1997, current deferred income tax assets and noncurrent deferred income tax liabilities of approximately $4,073 and $2,906, respectively, were recorded, offsetting a cumulative effect benefit of $1,167.

     Deferred tax assets and liabilities consist of the following at December
31:

                                                       1999          1998
                                                      -------      -------
          Deferred tax assets:
               Inventories                            $ 2,001      $ 1,632
               Employee benefits                        2,468        1,806
               Insurance                                3,134        2,834
               Other nondeductible reserves             6,884        7,710
                                                      -------      -------
          Gross deferred tax assets                    14,487       13,982

          Deferred tax liabilities:
               Depreciation and amortization           16,614        7,953
               Other                                    3,294        2,438
                                                      -------      -------
          Gross deferred tax liabilities               19,908       10,391
                                                      -------      -------

          Net deferred tax (liability) asset         ($ 5,421)     $ 3,591
                                                     ========      =======

8.    Operating Lease Commitments

     The Company leases equipment, vehicles and buildings from third parties under operating lease agreements.

     The Company also leases some of its facilities from certain related parties. The leases are accounted for as operating leases and are for various terms with additional renewal options. The Company is generally responsible for repairs and maintenance, taxes and insurance.

     For the years ended December 31, 1999, 1998 and 1997, lease expense totaled $3,620, $3,015 and $2,313, under these agreements including related party lease expense of $465, $451 and $451, respectively.

     Future minimum operating lease commitments at December 31, 1999 are as follows:

                                         Third         Related
                                         Party          Party
                                         -----         -------

             2000                        $2,991          $554
             2001                         2,361           467
             2002                         1,550           451
             2003                         1,307           451
             2004                            71           380
             Thereafter                      --           891

                       STONERIDGE, INC. AND SUBSIDIARIES

   (in thousands, except share and per share data, unless otherwise indicated)

9.  Share Option Plans

     In June 1996, the Company granted 438,119 options to directors and key executives to purchase Common Shares at $5.74 per share. The options were exercised prior to the Offering. The Company recorded compensation expense of $450 in 1997 relative to these options.

     In October 1997, the Company adopted a Long-Term Incentive Plan (Incentive
Plan). The Company has reserved 1,000,000 Common Shares for issuance under the Incentive Plan. Under the Incentive Plan, the Company has granted cumulative options to purchase 601,000 Common Shares to management with exercise prices equal to the fair market value of the Company's Common Shares at the date of grant. The options vest from one to five years after the date of grant.

     Information relating to the Company's outstanding options is as follows:

                                                                  Weighted
                             Share            Excercise            Average
                            Options             Prices         Exercise Price
                         -------------      --------------    -----------------

Outstanding at                 --            $    --               $    --
  December 31, 1996
  Granted in 1997           498,000          16.44-17.50              17.48
                            -------
Outstanding at
  December 31, 1997         498,000          16.44-17.50              17.48


  Forfeited in 1998          (6,000)            17.50                 17.50
                            -------
Outstanding at
  December 31, 1998         492,000          16.44-17.50              17.48
  Granted in 1999           103,000             14.72                 14.72
  Forfeited in 1999         (14,000)         14.72-17.50              16.31
                            -------

Outstanding at
  December 31, 1999         581,000          14.72-17.50              17.02
                            =======

     Of the outstanding options issued and outstanding under the Incentive Plan, 484,000 are currently exercisable as of December 31, 1999.

     The following pro forma information regarding net income and net income per share is required by SFAS 123, and has been determined as if the Company had accounted for its share options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                   1999               1998
                                                   ----               ----
            Risk-free interest rate               5.29-5.32%        5.97-6.16%
            Expected dividend yield                 0.00%             0.00%
            Expected lives                     7.5 - 8.5 years      7.5 years
            Expected volatility                     33.90%            33.19%

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected share price volatility. Because the Company's share options have characteristics significantly different from traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its share options.

                       STONERIDGE, INC. AND SUBSIDIARIES

  (in thousands, except share and per share data, unless otherwise indicated)

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net earnings per share were as follows:

                                                                            1999           1998           1997
                                                                         ---------      ---------      ---------

      Net income - as reported                                             $41,172        $33,400        $46,964
      Net income - pro forma                                               $39,302        $31,236        $46,485

      Basic and diluted net income per share - as reported                 $  1.84        $  1.49        $  2.92
      Basic and diluted net income per share - pro forma                   $  1.75        $  1.39        $  2.89


10.    Employee Benefit Plans

        The Company has certain defined contribution profit sharing and 401(k) plans covering substantially all of the employees. Company contributions are generally discretionary; however, a portion of these contributions are based upon a percentage of employee compensation, as defined in the plans. The Company's policy is to fund all benefit costs accrued. There are no unfunded prior service costs. For the years ended December 31, 1999, 1998 and 1997, contributions amounted to $6,310, $3,149 and $3,274, respectively.

        The Company does not provide any other material retirement, postretirement or postemployment benefits to its employees.

11.  Fair Value of Financial Instruments

        A financial instrument is cash or a contract that imposes an obligation to deliver, or conveys a right to receive cash or another financial instrument. The carrying values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. In management's opinion, the estimated fair value of the Company's long-term debt approximates book value, as under the terms of the borrowing arrangements, a significant portion of the obligations are subject to fluctuating market rates of interest.

        The Company uses derivative financial instruments to reduce exposures to market risks resulting from fluctuations in interest rates. The Company does not enter into financial instruments for trading purposes. Management believes that its use of these instruments to reduce risk is in the Company's best interest.

        Derivative financial instruments as of December 31, 1999, and 1998, include the following interest rate swap agreements:

                                        Expected
              Notional Amount          Fixed Rate            Maturity
             1999         1998            Paid                 Date
             ----         ----            ----                 ----
             --          25,000        6.55-7.80          Feb. 01, 1999
             --          20,000        7.03-9.28          Aug  01, 1999
            63,425       75,000        6.50-7.75          Dec. 29, 2000
            63,425       75,000        6.50-7.75          Dec. 29, 2000
            86,625       87,500             8.15          Dec. 31, 2000
            86,625       87,500             8.15          Dec. 31, 2000

        The fair market value of these interest rate swap agreements, which was estimated based on quoted market sources, approximated a net asset of $4,025 and a net liability of $220, at December 31, 1999 and 1998, respectively.

                       STONERIDGE, INC. AND SUBSIDIARIES

  (in thousands, except share and per share data, unless otherwise indicated)

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

12.  Unaudited Pro Forma Information

        The unaudited pro forma net income in the consolidated statement of income for the year ended December 31, 1997, assumes that the Company was subject to income taxes as a C corporation.

        Unaudited pro forma net income per share for the year ended December 31, 1997, has been calculated by dividing pro forma net income by the weighted average number of Common Shares outstanding, the number of Common Shares issued in connection with the Offering discussed in Note 3 (6,727,500), the number of Common Shares issued in connection with the exercise of share options as discussed in Note 9 (438,119), and the number of Common Shares issued in connection with the Management Reinvestment discussed in Note 3 (510,181).

13.  Commitments and Contingencies

        In the ordinary course of business, the Company is involved in various legal proceedings, workers' compensation and product liability disputes. The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of operations or the financial position of the Company.

14.  Geographic Areas

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

        The following table presents net sales and noncurrent assets for each of the geographic areas in which the Company operates:

                                                      1999              1998             1997
                                                      ----              ----             ----
Net sales:
     North America                                   $599,309         $456,813         $437,573
     Europe and other                                  75,912           47,008           11,933
                                                     --------         --------         --------
          Total                                      $675,221         $503,821         $449,506

Noncurrent assets:
     North America                                   $452,774         $458,679         $103,315
     Europe and other                                  53,219           21,971           21,282
                                                     --------         --------         --------
          Total                                      $505,993         $480,650         $124,597

                       STONERIDGE, INC. AND SUBSIDIARIES

  (in thousands, except share and per share data, unless otherwise indicated)

15.  Unaudited Quarterly Financial Data

     The following is a condensed summary of actual quarterly results of operations for 1999 and 1998:

                                                              Quarter Ended,
                                           --------------------------------------------------
                                           Dec. 31       Sep. 30       June 30       Mar. 31
                                           ----------  ------------  ------------  ----------
                                               (in millions, except per share data)
1999
Net sales                                  $ 162.5      $  157.0       $ 178.0       $ 177.7
Gross profit                                  44.6          44.0          49.8          49.5
Operating income                              23.9          21.5          25.7          26.2
Net income                                 $  10.5      $    8.7       $  11.2       $  10.8
                                           ==================================================
Basic and diluted   net income per         $  0.47      $   0.39       $  0.50       $  0.48
share                                      ==================================================


1998
Net sales                                  $ 132.6       $ 118.2       $ 121.8       $ 131.2
Gross profit                                  33.7          29.2          29.6          31.7
Operating income                              13.8          12.2          14.7          16.0
Net income                                 $   8.0       $   7.2       $   8.8       $   9.4
                                           ==================================================
Basic and diluted net income per
share                                      $  0.36       $  0.32       $  0.39       $  0.42
                                           ==================================================


     Results reflect the acquisitions of Hi-Stat effective January 1, 1999, Delta effective March 6, 1999 and TVI effective August 27, 1999.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Stoneridge, Inc.:

     We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Stoneridge, Inc. and Subsidiaries included in this Form 10-K, and have issued our report thereon dated January 26, 2000. Our audits were made for the purpose of forming an opinion on those financial statements taken as a whole. The schedule on page 36 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                        ARTHUR ANDERSEN LLP

Cleveland, Ohio,
January 26, 2000.

                                                 STONERIDGE, INC. AND SUBSIDIARIES

                                          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                       Liabilities
                                      Balance at      Charged to        Assumed in                     Balance at
                                      Beginning       Costs and          Purchase                       End of
                                      of Period       Expenses          Accounting      Write-offs      Period
                                      ---------       --------          ----------      ----------      ------
                                                                     (in thousands)
Allowance for doubtful accounts:
     Year ended December 31, 1997      $  265           $ 20             $  --              $ 54         $  231
     Year ended December 31, 1998         231            254               545                24          1,006
     Year ended December 31, 1999        1,006           728               125               310          1,549

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no disagreement between the management of the Company and the Company's accountants on any matter of accounting principles or practices of financial statement disclosures.

                                   PART III.


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item 10 is incorporated by reference to the information under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 8, 2000, and the information under the heading "Executive Officers" in Part I of this Annual Report on Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION

        The information required by this Item 11 is incorporated by reference to the information under the heading "Executive Compensation" contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 8, 2000.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item 12 is incorporated by reference to the information under the heading "Security Ownership of Certain Beneficial Owners and Management" contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 8, 2000.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item 13 is incorporated by reference to the information under the heading "Certain Relationships and Related Transactions" contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 8, 2000.

                                   PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)  The following documents are filed as part of this Form 10-K.

                                                                                             Page in
                                                                                            Form 10-K
                                                                                            ---------
    1.  Consolidated Financial Statements:
        Report of Independent Public Accountants                                                 17
        Consolidated Balance Sheets as of December 31, 1999 and 1998                             18
        Consolidated Statements of Income for the years ended December 31, 1999, 1998            19
        and 1997
        Consolidated Statements of Cash Flows for the years ended December 31, 1999,             20
        1998 and 1997
        Consolidated Statements of Shareholders' Equity for the years ended December 31,         21
        1999, 1998, and 1997
        Notes to Consolidated Financial Statements                                               22

    2.  Financial Statement Schedules:
        Report of Independent Public Accountants                                                 35
        Schedule II - Valuation and Qualifying Accounts                                          36

        All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

        (b) The following reports on Form 8-K were filed during the quarter ended December 31, 1999.

    None.

        (c) The exhibits listed on the Index to Exhibits on page 40 are filed with this Form 10-K or incorporated by reference as set forth below.

        (d)  Additional Financial Statement Schedules.

             None.

                               INDEX TO EXHIBITS


     Exhibit
     Number                                     Exhibit
     ------                                     --------

      3.1 Proposed Form of Second Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit
            3.1 to the Company's Registration Statement on Form S-1 (No. 333-33285)).
      3.2 Proposed Form of Amended and Restated Code of Regulations of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (No. 333-33285)).
      4.1 Common Share Certificate, (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).
      10.1 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (No. 333-33285)).
      10.2 Lease dated October 1, 1993 between D.M. Draime and Alphabet, Inc. (the Company's predecessor) with respect to the Company's Greenwood, South Carolina facility (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (No. 333-33285)).
      10.3 Lease Agreement between Industrial Development Associates and the Alphabet Division, with respect to the Company's Mebane, North Carolina facility, filed herewith.
      10.4 Lease Agreement between Stoneridge, Inc. and Alphabet, Inc., with respect to the Company's division headquarters for the Alphabet Division, filed herewith.
      10.5 Contract Manufacturing Agreement dated January 3, 1993 with a division of General Motors (incorporated by reference to Exhibit
            10.5 to the Company's Registration Statement on Form S-1 (No. 333-33285)).
      10.6 Share Exchange Agreement relating to the Berifors Acquisition (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (No. 333-33285)).
      10.7 Joint Venture and Shareholders' Agreements and Cooperation Agreement with Connecto AB (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (No. 333-33285)).
      10.8 Credit Agreement dated as of December 30, 1998 among Stoneridge, Inc., as Borrower, the Lending Institutions Named Therein, as Lenders, DLJ Capital Funding, Inc., as Syndication Agent, National City Bank, as Administrative Agent and Collateral Agent, PNC Bank, NA as Documentation Agent (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
      10.9 Agreement with DAV (Labinal) dated June 9, 1994 (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (No. 333-33285)).
     10.10 Proposed Form of Tax Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (No. 333-33285)).
     10.11 Agreement for the Purchase and Sale of Quotas of P.S.T. Industria Eletronica da Amazonia Ltda dated October 29, 1997(incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).
     10.12 Quotaholders' Agreement among Marcos Ferretti, Sergio De Cerqueira Leite, Stoneridge, Inc. and P.S.T. Industria Eletronica da Amazonia Ltda dated October 29, 1997 (incorporated by reference to Exhibit
            10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).
     10.13 Stock Purchase Agreement by and among Stoneridge, Inc. and the Shareholders of Hi-Stat Manufacturing Co., Inc., dated as of December 7, 1998 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K as of December 31, 1998).
     10.14  Form of Change in Control Agreement (incorporated by reference to
            Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
     10.15 Lease Agreement between Industrial Development Associates and Stoneridge, Alphabet Division, with respect to the Company's Mebane, North Carolina facility, filed herewith.
      21.1  Subsidiaries and Affiliates of the Company, filed herewith.
      27.1 Financial Data Schedule for the year ended December 31, 1999, filed herewith.

                                  SIGNATURES


        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   STONERIDGE, INC.

    Date:  March 28, 2000          /s/  KEVIN P. BAGBY
                                   ------------------------
                                   Kevin P. Bagby
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


    Date:  March 28, 2000           /s/  D.M. DRAIME
                                    -------------------------------------
                                    D.M. Draime
                                    Chairman of the Board of Directors

    Date:  March 28, 2000           /s/  CLOYD J. ABRUZZO
                                    -------------------------------------
                                    Cloyd J. Abruzzo
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

    Date:  March 28, 2000           /s/  AVERY S. COHEN
                                    -------------------------------------
                                    Avery S. Cohen
                                    Secretary and Director

    Date:  March 28, 2000           /s/  RICHARD E. CHENEY
                                    -------------------------------------
                                    Richard E. Cheney
                                    Director

    Date:  March 28, 2000           /s/  SHELDON J. EPSTEIN
                                    -------------------------------------
                                    Sheldon J. Epstein
                                    Director

    Date:  March 28, 2000           /s/  CHARLES J. HIRE
                                    -------------------------------------
                                    Charles J. Hire
                                    Director

    Date: March 28, 2000            /s/  RICHARD G. LEFAUVE
                                    -------------------------------------
                                    Richard G. LeFauve
                                    Director

    Date:  March 28, 2000           /s/  EARL L. LINEHAN
                                    -------------------------------------
                                    Earl L. Linehan
                                    Director