Form 10-Q
period 2000-03-31
STONERIDGE INC
filed 2000-05-11
CIK 1043337

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934


For the quarterly period ended March 31, 2000.  Commission file number 001-13337

                               STONERIDGE, INC.
                               ----------------

            (Exact Name of Registrant as Specified in Its Charter)

              Ohio                                          34-1598949
-------------------------------                         -------------------
(State or Other Jurisdiction of                          (I.R.S. Employer
 Incorporation or Organization)                         Identification No.)


9400 East Market Street, Warren, Ohio                         44484
----------------------------------------                    ----------
(Address of Principal Executive Offices)                    (Zip Code)

                                (330) 856-2443
              --------------------------------------------------
              Registrant's Telephone Number, Including Area Code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                        ---      ---

The number of Common Shares, without par value, outstanding as of May 11, 2000 was 22,397,311.

                               STONERIDGE, INC.

                                     INDEX

                                                                             Page No.
                                                                             --------
Part I  Financial Information

     Item 1.  Financial Statements
     Condensed Consolidated Balance Sheets as of March 31, 2000 and
       December 31, 1999                                                         2
     Condensed Consolidated Statements of Income for the three months
       ended March 31, 2000 and 1999                                             3
     Condensed Consolidated Statements of Cash Flows for the three
       months ended March 31, 2000 and 1999                                      4
     Notes to Condensed Consolidated Financial Statements                       5-7
     Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                             8-10
     Item 3.  Quantitative and Qualitative Disclosure About Market Risk          11

Part II   Other Information                                                      12

Signatures                                                                       13

Exhibit Index                                                                    14

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       STONERIDGE, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                (in thousands)

                                                                                          March 31,              December 31,
                                                                                            2000                    1999
                                                                                     ------------------     --------------------
                                                                                         (Unaudited)              (Audited)

ASSETS
------

CURRENT ASSETS:
 Cash and cash equivalents                                                                   $  5,581               $  3,924
 Accounts receivable, net                                                                     117,035                 98,744
 Inventories                                                                                   67,421                 65,701
 Prepaid expenses and other                                                                    14,929                 13,383
 Deferred income taxes                                                                          9,088                 10,564
                                                                                     ------------------     --------------------
     Total current assets                                                                     214,054                192,316
                                                                                     ------------------     --------------------

PROPERTY, PLANT AND EQUIPMENT, net                                                            109,558                106,163
OTHER ASSETS:
 Goodwill and other intangibles, net                                                          365,628                369,265
 Investments and other                                                                         29,078                 30,565
                                                                                     ------------------     --------------------
TOTAL ASSETS                                                                                 $718,318               $698,309
                                                                                     ==================     ====================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
 Current portion of long-term debt                                                           $ 29,240               $ 25,753
 Accounts payable                                                                              52,706                 42,337
 Accrued expenses and other                                                                    55,031                 47,114
                                                                                     ------------------     --------------------
     Total current liabilities                                                                136,977                115,204
                                                                                     ------------------     --------------------

LONG-TERM DEBT, net of current portion                                                       318,419                 331,898
DEFERRED INCOME TAXES                                                                         16,393                  15,985
OTHER LIABILITIES                                                                              3,011                   3,594
                                                                                     ------------------     --------------------
     Total long-term liabilities                                                             337,823                 351,477
                                                                                     ------------------     --------------------

SHAREHOLDERS' EQUITY:
 Preferred shares, without par value, 5,000 authorized, none issued                               --                      --
 Common shares, without par value, 60,000 authorized, 22,397 issued and
  outstanding at March 31, 2000 and December 31, 1999, stated at                                  --                      --
 Additional paid-in capital                                                                  141,506                 141,506
 Retained earnings                                                                           103,018                  90,502
 Accumulated other comprehensive loss                                                         (1,006)                   (380)
                                                                                     ------------------     --------------------
     Total shareholders' equity                                                              243,518                 231,628
                                                                                     ------------------     --------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                  $718,318                $698,309
                                                                                     ==================     ====================

   The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                       STONERIDGE, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                   (in thousands except for per share data)

                                                                      For the three months ended
                                                                              March 31,
                                                                   ------------------------------
                                                                       2000              1999
                                                                   ------------      ------------

NET SALES                                                            $184,211          $177,654

COST AND EXPENSES:
     Cost of goods sold                                               132,549           128,214
     Selling, general and administrative expenses                      25,070            23,183
                                                                   ------------      ------------

        Operating income                                               26,592            26,257

    Interest expense, net                                               7,931             8,250
    Other income, net                                                    (313)               --
                                                                   ------------      ------------

INCOME BEFORE INCOME TAXES                                             18,974            18,007

    Provision for income taxes                                          6,458             7,234
                                                                   ------------      ------------

NET INCOME                                                           $ 12,516          $ 10,773
                                                                   ============      ============


BASIC AND DILUTED NET INCOME PER SHARE                               $   0.56          $   0.48
                                                                   ============      ============


WEIGHTED AVERAGE SHARES OUTSTANDING                                    22,397            22,397
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

                       STONERIDGE, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                (in thousands)


                                                                      For the three months ended
                                                                              March 31,
                                                                   ------------------------------
                                                                       2000              1999
                                                                   ------------      ------------
OPERATING ACTIVITIES:
 Net income                                                          $ 12,516          $ 10,773
 Adjustments to reconcile net income to net cash from
  operating activities-
   Depreciation and amortization                                        6,601             7,106
   Deferred income taxes                                                1,555               696
   Changes in operating assets and liabilities-
     Accounts receivable, net                                         (18,417)          (13,385)
     Inventories                                                       (1,909)              945
     Prepaid expenses and other                                        (1,552)           (1,531)
     Other assets, net                                                    621               796
     Accounts payable                                                  10,512            (4,656)
     Accrued expenses and other                                         7,581                64
                                                                   -------------     -------------
       Net cash from operating activities                              17,508               808
                                                                   -------------     -------------

INVESTING ACTIVITIES:
 Capital expenditures                                                  (5,712)           (1,639)
 Business acquisitions and other                                         (100)          (12,452)
                                                                   -------------     -------------
       Net cash from investing activities                              (5,812)          (14,091)
                                                                   -------------     -------------

FINANCING ACTIVITIES:
 Proceeds from long-term debt                                              --             2,722
 Repayments of long-term debt                                          (1,572)               --
 Net (repayments) borrowings under credit agreement                    (8,413)           10,391
                                                                   -------------     -------------
       Net cash from financing activities                              (9,985)           13,113
                                                                   -------------     -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
 EQUIVALENTS                                                              (54)               58

NET CHANGE IN CASH AND CASH EQUIVALENTS                                 1,657              (112)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        3,924             1,876
                                                                   -------------     -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $  5,581          $  1,764
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

                       STONERIDGE, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                (in thousands)

1. The accompanying condensed consolidated financial statements have been prepared by Stoneridge, Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the Commission). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Commission's rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's 1999 Annual Report to Shareholders.

     The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.


2. Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for approximately 87% and 88% of the Company's inventories at March 31, 2000 and December 31, 1999, respectively, and by the first-in, first-out (FIFO) method for all other inventories. Inventory cost includes material, labor and overhead. Inventories consist of the following:


                                                        March 31,               December 31,
                                                          2000                     1999
                                                      ------------              ------------
                Raw materials                              $43,445                   $42,876
                Work in progress                            10,641                     9,636
                Finished goods                              13,781                    13,400
                Less-LIFO reserve                             (446)                     (211)
                                                      ------------              ------------
                Total                                      $67,421                   $65,701
                                                      ============              ============


3. On August 27, 1999, the Company purchased all the outstanding shares of TVI Europe Limited (TVI) for approximately $20,700. TVI is a United Kingdom manufacturer of vehicle information and management systems for the European commercial vehicle market. The transaction was accounted for as a purchase.

     On March 6, 1999, the Company purchased certain assets and assumed certain liabilities of Delta Schoeller, Limited (Delta) for approximately $12,200. Delta is a United Kingdom manufacturer of switches for the automotive industry. The transaction was accounted for as a purchase.

                       STONERIDGE, INC. AND SUBSIDIARIES

                                  (Unaudited)

                                 (in thousands)

4. Other comprehensive (loss) income includes foreign currency translation adjustments, net of related tax. Comprehensive (loss) income consists of the following:

                                                        March 31,            March 31,
                                                          2000                 1999
                                                       -----------          -----------
                Net income                                $12,516              $10,773
                Other comprehensive (loss) income            (626)                  85
                                                       -----------          -----------
                Comprehensive income                      $11,890              $10,858
                                                       ===========          ===========

5. The Company has a $425,000 credit agreement with a bank group. The credit agreement has three components: a $100,000 revolving credit facility, a $150,000 term facility and a $175,000 term facility. The $100,000 revolving facility and the $150,000 term facility expire on December 31, 2003 and require a commitment fee of 0.37% to 0.50% on the unused balance. Interest is payable quarterly at either (i) the prime rate plus a margin of .00% to 1.00% or (ii) LIBOR plus a margin of 1.25% to 2.50%, depending upon the Company's ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA), as defined. The $175,000 term facility expires on December 31, 2005. Interest is payable quarterly at either (i) the prime rate plus a margin of 2.00% or (ii) LIBOR plus a margin of 3.50%.

     Long-term debt consists of the following:

                                                        March 31,          December 31,
                                                          2000                 1999
                                                       ----------           -----------
                Borrowings under credit agreement        $338,449              $346,862
                Borrowings payable to foreign banks         6,966                 7,917
                Other                                       2,244                 2,872
                                                       ----------           -----------
                                                          347,659               357,651
                Less: Current portion                      29,240                25,753
                                                       ----------           -----------
                                                         $318,419              $331,898
                                                       ==========           ===========

6. The Company presents basic and diluted earnings per share in accordance with Statement of Financial Accounting Standard No. 128, "Earnings Per Share". Potentially dilutive securities are not significant and do not create differences between reported basic and diluted earnings per share for all periods presented.

                       STONERIDGE, INC. AND SUBSIDIARIES

                                  (Unaudited)

                                (in thousands)

7. Based on the criteria set forth in Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company operates in one business segment. The following table presents net sales and noncurrent assets for each of the geographic areas in which the Company operates:

                                                        March 31,            March 31,
                                                          2000                 1999
                                                        ----------           ----------
                 Net Sales:
                  North America                           $160,576             $161,154
                  Europe and other                          23,635               16,500
                                                        ----------           ----------
                    Total                                 $184,211             $177,654
                                                        ==========           ==========

                                                        March 31,          December 31,
                                                          2000                 1999
                                                        ---------            ----------
                 Noncurrent assets:
                  North America                          $449,214              $452,774
                  Europe and other                         55,050                53,219
                                                        ---------            ----------
                    Total                                $504,264              $505,993
                                                        ==========           ==========

8. Effective January 1, 2000 the Company adopted Emerging Issues Task Force Issue No. 99-5 (EITF 99-5), "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements." EITF 99-5 establishes new accounting rules for costs related to the design and development of products and for costs incurred to develop molds, dies and other tools to be used to produce products that will be sold under long-term supply agreements. The Company elected to adopt the requirements of EITF 99-5 on a prospective basis, as permitted. In accordance with the criteria set forth in EITF 99-5, the Company is now required to expense as incurred certain costs that were previously capitalized. The adoption of EITF 99-5 did not have a significant impact on the Company's financial statements during the first quarter; however, the impact could be significant in future periods.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Three Months Ended March 31, 2000 Compared To Three Months Ended March 31, 1999
-------------------------------------------------------------------------------

Net Sales. Net sales for the first quarter of 2000 increased by $6.5 million, or 3.7%, to $184.2 million from $177.7 million for the same period in 1999. Sales of core products increased by $21.7 million, or 13.4%, to $184.2 million during the first quarter of 2000 compared to $162.5 million for the same period of 1999. Sales of core products from the recent acquisition of TVI accounted for $6.2 million of the change, while sales of existing core products increased by $15.5 million, or 9.5%, compared to the same period in 1999. Sales revenues for the quarter were favorably impacted by the strong automotive and commercial vehicle markets, and the agricultural equipment market showed improvement compared with the first quarter of 1999.

Sales for the first quarter of 2000 for North America decreased $.6 million to $160.6 million from $161.2 million for the same period in 1999. North American sales revenues for the first quarter of 1999 included $15.2 million of sales generated from the contract manufacturing business, which was phased out during the second quarter of 1999. Contract manufacturing sales accounted for 8.6% of total sales for the first quarter of 1999. North American sales accounted for 87.2% of total sales for the first quarter of 2000 compared with 90.7% for the same period in 1999. Sales for the first quarter of 2000 outside North America increased $7.1 million to $23.6 million from $16.5 million for the same period in 1999. Sales outside North America accounted for 12.8% of total sales for the first quarter of 2000 compared with 9.3% for the same period in 1999.

Cost of Goods Sold. Cost of goods sold for the first quarter of 2000 increased by $4.3 million, or 3.4%, to $132.5 million from $128.2 million in the first quarter of 1999. As a percentage of sales, cost of goods sold decreased to 72.0% in 2000 from 72.2% in 1999. The decrease as a percent of sales was due primarily to a shift in product mix to higher value added electrical and electronic core products and the phase-out of contract manufacturing sales.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses increased by $1.9 million to $25.1 million in the first quarter of 2000 from $23.2 million for the same period in 1999. As a percentage of sales, SG&A expenses increased to 13.6% for the first quarter of 2000 from 13.1% for the same period in 1999. The increase is due primarily to higher development costs to support new product launches for safety-related products, including the seat track position and fuel cut-off switch, and the Next Generation Vehicle. In addition, the commercial costs related to the newly acquired companies and geographical expansion were also responsible for this increase.

Interest Expense. Interest expense for the first quarter of 2000 was $7.9 million compared with $8.2 million in 1999. Average outstanding indebtedness was $346.3 million and $349.1 million for the first three months of 2000 and 1999, respectively.

Income Before Income Taxes. As a result of the foregoing, income before taxes increased by $1.0 million for the first quarter of 2000 to $19.0 million from $18.0 million in 1999.

Provision for Income Taxes. The Company recognized provisions for income taxes of $6.5 million and $7.2 million for federal, state and foreign income taxes for the first quarters of 2000 and 1999, respectively. The decline in the effective tax rate in 2000 is a result of more income being generated in jurisdictions with lower tax burdens, and the implementation of certain tax planning strategies.

Net Income. As a result of the foregoing, net income increased by $1.7 million, or 15.7%, to $12.5 million for the first quarter of 2000 from $10.8 million in 1999.

Liquidity and Capital Resources

     Net cash provided by operating activities was $17.5 million and $0.8 million for the quarters ended March 31, 2000 and 1999, respectively. The increase in net cash from operating activities of $16.7 million was due to the increase in net income of $1.7 million and improved working capital management.

     Net cash used for investing activities was $5.8 million and $14.1 million for the quarters ended March 31, 2000 and 1999, respectively. The decrease in cash used for investing activities of $8.3 million was primarily the result of the acquisition of Delta in the first quarter of 1999. The acquisition of Delta was financed with funds from the Company's $425.0 million credit agreement.

     Net cash used for financing activities was $10.0 million for the quarter ended March 31, 2000 as compared to net cash provided by financing activities of $13.1 million for the quarter ended March 31, 1999. Primarily as a result of the Delta acquisition, long-term debt increased $13.1 million for the quarter ended March 31, 1999, while during the first quarter of 2000 improved working capital management resulted in $10.0 million of debt repayment.

     The Company has a $425.0 million credit agreement (of which $338.5 and $352.5 million was outstanding at March 31, 2000 and 1999, respectively) with a bank group. The credit agreement has three components: a $100.0 million revolving facility (of which $62.1 million is currently available), a $150.0 million term facility, and a $175.0 million term facility. The $100.0 million revolving facility and the $150.0 million term facility expire on December 31, 2003, and require a commitment fee of 0.37% to 0.50% on the unused balance. Interest is payable quarterly at either (i) the prime rate plus a margin of .00% to 1.00% or (ii) LIBOR plus a margin of 1.25% to 2.50%, depending upon the Company's ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization, as defined. The $175.0 million term facility expires on December 31, 2005. Interest is payable quarterly at either (i) the prime rate plus a margin of 2.00% or (ii) LIBOR plus a margin of 3.50%.

     The Company has entered into four interest rate swap agreements with a total notional amount of $285.9 million. These interest rate swap agreements expire by December 31, 2000. The interest rate swap agreements exchange variable interest rates on the senior secured credit facility for fixed interest rates. The Company does not use derivatives for speculative or profit-motivated purposes.

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

Recently Issued Accounting Standards

     The Company is required to adopt Statement of Financial Accounting Standard No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS 137) for its fiscal year ending 2001. SFAS 133 establishes new accounting and reporting standards for derivatives and hedging activities. The Company does not expect the adoption of SFAS 133 to significantly affect the financial statements.

     Effective January 1, 2000 the Company adopted Emerging Issues Task Force Issue No. 99-5 (EITF 99-5), "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements." EITF 99-5 establishes new accounting rules for costs related to the design and development of products and for costs incurred to develop molds, dies and other tools to be used to produce products that will be sold under long-term supply agreements. The Company elected to adopt the requirements of EITF 99-5 on a prospective basis, as permitted. In accordance with the criteria set forth in EITF 99-5, the Company is now required to expense as incurred certain costs that were previously capitalized. The adoption of EITF 99-5 did not have a significant impact on the Company's financial statements during the first quarter; however, the impact could be significant in future periods.

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

     The Company has not experienced any material disruptions or unexpected costs related to Year 2000 problems with internal or third-party information and non-information technology systems. In addition, the Company has not identified any significant contingencies related to Year 2000 problems. However, no assurance can be given that a currently unknown material Year 2000 problem will not arise in the future. Such an event could have a material adverse effect on the Company's financial condition and results of operations.

ITEM 3.   QUANTITIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to certain market risks, primarily resulting from the effects of changes in interest rates. To reduce exposures to market risks resulting from fluctuations in interest rates, the Company uses derivative financial instruments. Specifically, the Company uses interest rate swap agreements to mitigate the effects of interest rate fluctuations on net income by changing the floating interest rates on certain portions of the Company's debt to fixed interest rates. The effect of changes in interest rates on the Company's net income generally has been insignificant relative to other factors that also affect net income, such as sales and operating margins. Management believes that its use of these financial instruments to reduce risk is in the Company's best interest. The Company does not enter into financial instruments for trading purposes.

     The Company's risks related to commodity price and foreign currency exchange risks have historically not been significant. The Company does not expect the effects of these risks to be significant based on current operating and economic conditions in the countries and markets in which it operates.

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

(a)    Exhibits

       27.1  Financial Data Schedule for the three months ended March 31, 2000

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          STONERIDGE, INC.



     Date: May 11, 2000                       /s/ Cloyd J. Abruzzo
                                     -------------------------------------

                                     Cloyd J. Abruzzo
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)


     Date: May 11, 2000                       /s/ Kevin P. Bagby
                                     -------------------------------------

                                     Kevin P. Bagby
                                     Treasurer and Chief Financial Officer
                                     (Principal Financial and Chief
                                     Accounting Officer)

                               STONERIDGE, INC.

                                 EXHIBIT INDEX


  Exhibit
   Number                                   Exhibit
------------                                -------

    27.1 Financial Data Schedule for the three months ended March 31, 2000, filed herewith.