Form 10-Q
period 2000-06-30
STONERIDGE INC
filed 2000-08-11
CIK 1043337

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

For the quarterly period ended June 30, 2000.   Commission file number 001-13337


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
                      ---   ---
The number of Common Shares, without par value, outstanding as of August 11, 2000 was 22,397,311.

                                STONERIDGE, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------
Part I   Financial Information

     Item 1.  Financial Statements
     Condensed Consolidated Balance Sheets as of June 30, 2000
       and December 31, 1999                                                2
     Condensed Consolidated Statements of Income for the three
       months and six months ended June 30, 2000 and 1999                   3
     Condensed Consolidated Statements of Cash Flows for the
       six months ended June 30, 2000 and 1999                              4
     Notes to Condensed Consolidated Financial Statements                  5-7
     Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                      8-11
     Item 3. Quantitative and Qualitative Disclosure About Market
        Risk                                                                11

Part II   Other Information                                               12-13

Signatures                                                                  14

Exhibit Index                                                               15

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        STONERIDGE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (in thousands)

                                                       June 30,    December 31,
                                                         2000         1999
                                                      -----------  -----------
                                                      (Unaudited)   (Audited)
ASSETS
------

CURRENT ASSETS:
  Cash and cash equivalents                             $  8,480      $  3,924
  Accounts receivable, net                               109,892        98,744
  Inventories                                             65,456        65,701
  Prepaid expenses and other                              17,873        13,383
  Deferred income taxes                                    9,149        10,564
                                                        ---------     ---------
      Total current assets                               210,850       192,316
                                                        ---------     ---------

PROPERTY, PLANT AND EQUIPMENT, net                       109,742       106,163
OTHER ASSETS:
  Goodwill and other intangibles, net                    363,093       369,265
  Investments and other                                   30,605        30,565
                                                        ---------     ---------
TOTAL ASSETS                                            $714,290      $698,309
                                                        =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:

  Current portion of long-term debt                    $ 31,197       $ 25,753
  Accounts payable                                       48,930         42,337
  Accrued expenses and other                             53,031         47,114
                                                       ---------      ---------
      Total current liabilities                         133,158        115,204
                                                       ---------      ---------

LONG-TERM DEBT, net of current portion                  307,179        331,898
DEFERRED INCOME TAXES                                    17,388         15,985
OTHER LIABILITIES                                         2,470          3,594
                                                       ---------      ---------
      Total long-term liabilities                       327,037        351,477
                                                       ---------      ---------

SHAREHOLDERS' EQUITY:
  Preferred shares, without par value, 5,000
   authorized, none issued                                   --             --
  Common shares, without par value, 60,000
   authorized, 22,397 issued and outstanding
   at June 30, 2000 and December 31, 1999,
   stated at                                                 --             --
  Additional paid-in capital                            141,506        141,506
  Retained earnings                                     114,608         90,502
    Accumulated other comprehensive loss                 (2,019)          (380)
                                                       ---------      ---------
      Total shareholders' equity                        254,095        231,628
                                                       ---------      ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $714,290       $698,309
                                                       =========      =========


      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                        STONERIDGE, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                    (in thousands except for per share data)

                                                For the three months  For the six months
                                                   ended June 30,        ended June 30,
                                                -------------------   -------------------

                                                  2000       1999       2000       1999
                                                --------   --------   --------   --------
NET SALES                                        $182,768   $178,048   $366,979   $355,703

COST AND EXPENSES:
  Cost of goods sold                              132,090    128,237    264,639    256,451
  Selling, general and administrative expenses     25,468     24,150     50,538     47,334
                                                 --------   --------   --------   --------

    Operating income                               25,210     25,661     51,802     51,918

  Interest expense, net                             7,646      7,326     15,577     15,576
  Other income                                        228        225        542        225
                                                 --------   --------   --------   --------

INCOME BEFORE INCOME TAXES                         17,792     18,560     36,767     36,567

  Provision for income taxes                        6,202      7,352     12,661     14,586
                                                 --------   --------   --------   --------

NET INCOME                                       $ 11,590   $ 11,208   $ 24,106   $ 21,981
                                                 ========   ========   ========   ========

BASIC AND DILUTED NET INCOME PER SHARE           $    .52   $   0.50   $   1.08   $   0.98
                                                 ========   ========   ========   ========

WEIGHTED AVERAGE SHARES OUTSTANDING                22,397     22,397     22,397     22,397
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

                        STONERIDGE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                 (in thousands)

                                                                For the six months
                                                                  ended June 30,
                                                               --------------------
                                                                 2000        1999
                                                               --------    --------
OPERATING ACTIVITIES:
  Net income                                                   $ 24,106    $ 21,981
  Adjustments to reconcile net income to net cash from
   operating activities-
     Depreciation and amortization                               13,682      14,748
     Deferred income taxes                                        2,301       1,644
     Changes in operating assets and liabilities-
      Accounts receivable, net                                  (12,085)    (11,670)
      Inventories                                                  (494)        961
      Prepaid expenses and other                                 (4,642)     (3,426)
      Other assets, net                                            (221)        735
      Accounts payable                                            7,306      (3,856)
      Accrued expenses and other                                  5,383       4,662
                                                               ---------    --------
         Net cash from operating activities                      35,336      25,779
                                                               ---------    --------

INVESTING ACTIVITIES:
  Capital expenditures                                          (10,669)     (5,241)
  Business acquisitions and other                                  (592)    (12,038)
                                                               ---------    --------
         Net cash from investing activities                     (11,261)    (17,279)
                                                               ---------    --------

FINANCING ACTIVITIES:
  Proceeds from long-term debt                                     --         3,166
  Repayments of long-term debt                                   (1,947)        (83)
  Net repayments under credit agreement                         (17,328)     (9,207)
                                                               ---------    --------
         Net cash from financing activities                     (19,275)     (6,124)
                                                               ---------    --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS                                                      (244)        (20)

NET CHANGE IN CASH AND CASH EQUIVALENTS                           4,556       2,356

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  3,924       1,876
                                                               ---------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $  8,480    $  4,232
                                                               =========    ========

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

      The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.


2. Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for approximately 88% of the Company's inventories at June 30, 2000 and December 31, 1999, and by the first-in, first-out (FIFO) method for all other inventories. Inventory cost includes material, labor and overhead. Inventories consist of the following:

                                      June 30,     December 31,
                                        2000           1999
                                     -----------   ------------
               Raw materials            $41,932        $42,876
               Work in progress          10,649          9,636
               Finished goods            13,187         13,400
               Less-LIFO reserve           (312)          (211)
                                     -----------   ------------
               Total                    $65,456        $65,701
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

                        STONERIDGE, INC. AND SUBSIDIARIES

                                   (Unaudited)

                                 (in thousands)

4. Other comprehensive loss includes foreign currency translation adjustments, net of related tax. Comprehensive income consists of the following:

                                      Three months              Six months
                                     ended June 30,            ended June 30,
                                   -------------------      -------------------
                                     2000       1999          2000       1999
                                   --------   --------      --------   --------
Net income                         $11,590    $11,208       $24,106    $21,981
Other comprehensive loss            (1,014)      (456)       (1,639)      (371)
                                   --------   --------      --------   --------

Comprehensive income               $10,576    $10,752       $22,467    $21,610
                                   ========   ========      ========   ========


5. The Company has a $425,000 credit agreement with a bank group. The credit agreement, as amended on May 25, 2000, has the following components: a $100,000 revolving credit facility, including a $5,000 swing line facility, a $150,000 term facility and a $175,000 term facility.
      The $100,000 revolving facility and the $150,000 term facility expire on December 31, 2003 and require a commitment fee of 0.37% to 0.50% on the unused balance. The revolving facility permits the Company to borrow up to half its borrowing in specified foreign currencies. Interest is payable quarterly at either (i) the prime rate plus a margin of .00% to 1.00% or
      (ii) LIBOR plus a margin of 1.25% to 2.50%, depending upon the Company's ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA), as defined. The $5,000 swing line facility expires on December 31, 2003. Interest is payable monthly at an overnight money market borrowing rate. The $175,000 term facility expires on December 31, 2005. Interest is payable quarterly at either (i) the prime rate plus a margin of 2.00% or (ii) LIBOR plus a margin of 3.50%.

      Long-term debt consists of the following:

                                                     June 30,   December 31,
                                                       2000         1999
                                                   -----------  ------------
      Borrowings under credit agreement               $329,534      $346,862
      Borrowings payable to foreign banks                6,401         7,917
      Other                                              2,441         2,872
                                                   -----------  ------------
                                                       338,376       357,651
      Less: Current portion                             31,197        25,753
                                                   -----------  ------------
                                                      $307,179      $331,898
                                                   ===========  ============


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

                        STONERIDGE, INC. AND SUBSIDIARIES

                                   (Unaudited)

                                 (in thousands)

7. Based on the criteria set forth in Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company operates in one business segment. The following table presents net sales and noncurrent assets for each of the geographic areas in which the Company operates:

                                     Three months            Six months
                                    ended June 30,         ended June 30,
                                 --------------------    -------------------
                                   2000        1999        2000       1999
                                 --------    --------    --------   --------
      Net Sales:
       North America             $161,864    $161,048    $319,984   $322,203
       Europe and other            20,904      17,000      46,995     33,500
                                 --------    --------    --------   --------
            Total                $182,768    $178,048    $366,979   $355,703
                                 ========    ========    ========   ========

                                 June 30,   December 31,
                                   2000        1999
                                ----------  -----------
      Noncurrent assets:
       North America             $447,982     $452,774
       Europe and other            55,458       53,219
                                ----------   ----------
         Total                   $503,440     $505,993
                                ==========   ==========

8. Effective January 1, 2000 the Company adopted Emerging Issues Task Force Issue No. 99-5 (EITF 99-5), "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements." EITF 99-5 establishes new accounting rules for costs related to the design and development of products and for costs incurred to develop molds, dies and other tools to be used to produce products that will be sold under long-term supply agreements. The Company elected to adopt the requirements of EITF 99-5 on a prospective basis, as permitted. In accordance with the criteria set forth in EITF 99-5, the Company is now required to expense as incurred certain costs that were previously capitalized. The adoption of EITF 99-5 did not have a significant impact on the Company's financial statements during the three and six months ended June 30, 2000; however, the impact could be significant in future periods.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Six Months Ended June 30, 2000 Compared To Six Months Ended June 30, 1999
-------------------------------------------------------------------------

Net Sales. Net sales for the six months ended June 30, 2000 increased by $11.3 million, or 3.2%, to $367.0 million from $355.7 million for the same period in 1999. Sales of core products increased by $33.2 million, or 9.9%, to $367.0 million during the first six months of 2000 compared to $333.8 million for the same period of 1999. Sales of core products from the recent acquisition of TVI accounted for $12.6 million of the change, while sales of existing core products increased by $20.6 million, or 6.2%, compared to the same period in 1999. Contract manufacturing sales, which were phased out during the second quarter of 1999, accounted for 6.2% of total sales for the six months ended June 30, 1999. Sales revenues for the six months ended June 30, 2000 were driven by the strong demand in the automotive market and an improving agricultural equipment market, while sales to the commercial vehicles industry were lower compared to the six months ended June 30, 1999.

Sales of core products for the six months ended June 30, 2000 for North America decreased by $2.2 million to $320.0 million from $322.2 million for the same period in 1999. North American sales accounted for 87.2% of total sales for the six months ended June 30, 2000 compared with 90.6% for the same period in 1999. Sales for the six months ended June 30, 2000 outside North America increased $13.5 million to $47.0 million from $33.5 million for the same period in 1999. Sales outside North America accounted for 12.8% of total sales for the six months ended June 30, 2000 compared with 9.4% for the same period in 1999.

Cost of Goods Sold. Cost of goods sold for the first six months of 2000 increased by $8.1 million, or 3.2%, to $264.6 million from $256.5 million in the first six months of 1999. As a percentage of sales, cost of goods sold remained the same at 72.1% for the first six months of 2000 and 1999, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses increased by $3.2 million to $50.5 million in the first six months of 2000 from $47.3 million for the same period in 1999. As a percentage of sales, SG&A expenses increased to 13.8% for the first six months of 2000 from 13.3% for the same period in 1999. The increase is due primarily to higher development costs to support new product launches for safety-related products, including the seat track position sensor, fuel cut-off switch, and a new modular assembly program entitled the Next Generation Vehicle. In addition, the commercial costs related to the newly acquired companies and geographical expansion also contributed to this increase.

Interest Expense. Interest expense for the first six months of 2000 and 1999 was $15.6 million. Average outstanding indebtedness was $342.1 million and $345.4 million for the first six months of 2000 and 1999, respectively.

Income Before Income Taxes. As a result of the foregoing, income before taxes increased by $0.2 million for the first six months of 2000 to $36.8 million from $36.6 million in 1999.

Provision for Income Taxes. The Company recognized provisions for income taxes of $12.7 million and $14.6 million for federal, state and foreign income taxes for the first six months of 2000 and 1999, respectively. The decline in the effective tax rate in 2000 is a result of more income being generated in jurisdictions with lower tax burdens, and the implementation of certain tax planning strategies.

Net Income. As a result of the foregoing, net income increased by $2.1 million, or 9.5%, to $24.1 million for the first six months of 2000 from $22.0 million in 1999.


Three Months Ended June 30, 2000 Compared To Three Months Ended June 30, 1999
------------------------------------------------------------------------------

Net Sales. Net sales for the quarter ended June 30, 2000 increased by $4.8 million, or 2.7%, to $182.8 million from $178.0 million for the same period in 1999. Sales of core products increased by $11.4 million, or 6.7%, to $182.8 million during the second quarter of 2000 compared to $171.4 million for the same period of 1999. Sales of core products from the recent acquisition of TVI accounted for $6.4 million of the change, while sales of existing core products increased by $5.0 million, or 2.9%, compared to the same period in 1999. Contract manufacturing sales, which were phased out during the second quarter of 1999, accounted for 3.8% of total sales for the second quarter of 1999. Sales revenues for the second quarter ended June 30, 2000 were driven by the strong demand in the automotive market and an improving agricultural equipment market, while sales to the commercial vehicles industry were lower compared to the second quarter ended June 30, 1999.

Sales of core products for the quarter ended June 30, 2000 for North America increased by $0.9 million to $161.9 million from $161.0 million for the same period in 1999. North American sales accounted for 88.6% of total sales for the second quarter ended June 30, 2000 compared with 90.4% for the same period in 1999. Sales for the second quarter of 2000 outside North America increased by $3.9 million to $20.9 million from $17.0 million for the same period in 1999. Sales outside North America accounted for 11.4% of total sales for the second quarter of 2000 compared with 9.6% for the same period in 1999.

Cost of Goods Sold. Cost of goods sold for the second quarter of 2000 increased by $3.9 million, or 3.0%, to $132.1 million from $128.2 million in the second quarter of 1999. As a percentage of sales, cost of goods sold increased to 72.3% in 2000 from 72.0% in 1999. The increase as a percent of sales was due primarily to a shift in product mix and cost related to new product launches.

Selling, General and Administrative Expenses. SG&A expenses increased by $1.3 million to $25.5 million in the second quarter of 2000 from $24.2 million for the same period in 1999. As a percentage of sales, SG&A expenses increased to 13.9% for the second quarter of 2000 from 13.6% for the same period in 1999. The increase is due primarily to higher development costs to support new product launches for safety-related products, including the seat track position sensor, fuel cut-off switch, and a new modular assembly program entitled the Next Generation Vehicle. In addition, the commercial costs related to the newly acquired companies and geographical expansion also contributed to this increase.

Interest Expense. Interest expense for the second quarter of 2000 was $7.6 million compared with $7.3 million in 1999. Average outstanding indebtedness was $337.9 million and $342.6 million for the second quarter of 2000 and 1999, respectively.

Income Before Income Taxes. As a result of the foregoing, income before taxes decreased by $0.8 million for the second quarter of 2000 to $17.8 million from $18.6 million in 1999.

Provision for Income Taxes. The Company recognized provisions for income taxes of $6.2 million and $7.4 million for federal, state and foreign income taxes for the second quarter of 2000 and 1999, respectively. The decline in the effective tax rate in 2000 is a result of more income being generated in jurisdictions with lower tax burdens, and the implementation of certain tax planning strategies.

Net Income. As a result of the foregoing, net income increased by $.4 million, or 3.6%, to $11.6 million for the second quarter of 2000 from $11.2 million in 1999.


Liquidity and Capital Resources

      Net cash provided by operating activities was $35.3 million and $25.8 million for the six months ended June 30, 2000 and 1999, respectively. The increase in net cash from operating activities of $9.5 million was due primarily to the increase in net income of $2.1 million and improved cash flow management of working capital.

      Net cash used for investing activities was $11.3 million and $17.3 million for the six months ended June 30, 2000 and 1999, respectively. The decrease in cash used for investing activities of $6.0 million was primarily the result of the acquisition of Delta in the first quarter of 1999. The acquisition of Delta was financed with funds from the Company's $425.0 million credit agreement.

      Net cash used for financing activities was $19.3 and $6.1 million for the six months ended June 30, 2000 and 1999, respectively. The increase in cash used for financing activities of $13.2 was primarily the result of the acquisition of Delta in the first quarter of 1999. The acquisition of Delta was financed with funds from the Company's $425.0 million credit agreement.

     The Company has a $425.0 million credit agreement (of which $329.5 and $346.9 million was outstanding at June 30, 2000 and December 31, 1999, respectively) with a bank group. The credit agreement, as amended on May 25, 2000, has the following components: a $100.0 million revolving facility (of which $55.1 million is currently available) including a $5,000 swing line facility, a $150.0 million term facility, and a $175.0 million term facility. The $100.0 million revolving facility and the $150.0 million term facility expire on December 31, 2003, and require a commitment fee of 0.37% to 0.50% on the unused balance. The revolving facility permits the Company to borrow up to half its borrowing in specified foreign currencies. Interest is payable quarterly at either (i) the prime rate plus a margin of .00% to 1.00% or (ii) LIBOR plus a margin of 1.25% to 2.50%, depending upon the Company's ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization, as defined. The $5,000 swing line facility expires on December 31, 2003. Interest is payable monthly at an overnight money market borrowing rate. The $175.0 million term facility expires on December 31, 2005. Interest is payable quarterly at either (i) the prime rate plus a margin of 2.00% or (ii) LIBOR plus a margin of 3.50%.

   The Company has entered into four interest rate swap agreements with a total notional amount of $271.6 million. These interest rate swap agreements will all expire by December 31, 2000. The interest rate swap agreements exchange variable interest rates on the senior secured credit facility for fixed interest rates. The Company does not use derivatives for speculative or profit-motivated purposes.

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

      Effective January 1, 2000 the Company adopted Emerging Issues Task Force Issue No. 99-5 (EITF 99-5), "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements." EITF 99-5 establishes new accounting rules for costs related to the design and development of products and for costs incurred to develop molds, dies and other tools to be used to produce products that will be sold under long-term supply agreements. The Company elected to adopt the requirements of EITF 99-5 on a prospective basis, as permitted. In accordance with the criteria set forth in EITF 99-5, the Company is now required to expense as incurred certain costs that were previously capitalized. The adoption of EITF 99-5 did not have a significant impact on the Company's financial statements during the three and six months ended June 30, 2000; however, the impact could be significant in future periods.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


      The Company is exposed to certain market risks, primarily resulting from the effects of changes in interest rates. To reduce exposures to market risks resulting from fluctuations in interest rates, the Company uses derivative financial instruments. Specifically, the Company uses interest rate swap agreements to mitigate the effects of interest rate fluctuations on net income by changing the floating interest rates on certain portions of the Company's debt to fixed interest rates. These agreements are in place through December 31, 2000. The effect of changes in interest rates on the Company's net income generally has been small relative to other factors that also affect net income, such as sales and operating margins. Management believes that its use of these financial instruments to reduce risk is in the Company's best interest. The Company does not enter into financial instruments for trading purposes.

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

    None.


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
-------------------------------------------

    None.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
---------------------------------------------------------------

(a) The Annual Meeting of Shareholders of Stoneridge, Inc. was held on May 8, 2000.

(b) The following matter was submitted to a vote at the meeting:

    (1) The election of the following nominees as directors of the Company. The vote with respect to each nominee was as follows:

             Nominee                             For            Withheld
        ------------------                    ----------        --------
        D.M. Draime                           20,085,461          53,862
        Cloyd J. Abruzzo                      20,085,461          53,862
        Avery S. Cohen                        20,083,761          55,562
        Richard E. Cheney                     20,083,261          56,062
        Sheldon J. Epstein                    18,629,435       1,509,888
        C.J. Hire                             19,898,861         240,462
        Richard G. LeFauve                    20,083,761          55,562
        Earl L. Linehan                       20,082,661          56,662

No other matters were voted on at the Annual Meeting of Shareholders or otherwise during the quarter.


ITEM 5.     OTHER INFORMATION
-----------------------------

    None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------

(a) Exhibits

    10.1 Amendment No. 3 dated as of May 25, 2000 to Credit Agreement dated as of December 30, 1998 among Stoneridge, Inc. as Borrower, the Lenders named therein as Lenders, DLJ Capital Funding, Inc. as Syndication Agent, National City Bank, as a Lender, a Letter of Credit Issuer, the Administrative Agent and the Collateral Agent, PNC Bank NA as Documentation Agent.

    27.1  Financial Data Schedule for the six months ended June 30, 2000

(b) Reports on Forms 8-K

    None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                STONERIDGE, INC.



      Date: August 11, 2000                        /s/ Cloyd J. Abruzzo
                                           -------------------------------------

                                           Cloyd J. Abruzzo
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


      Date: August 11, 2000                        /s/ Kevin P. Bagby
                                           -------------------------------------

                                           Kevin P. Bagby
                                           Treasurer and Chief Financial Officer
                                           (Principal Financial and Chief
                                           Accounting Officer)

                                STONERIDGE, INC.

                                  EXHIBIT INDEX

Exhibit
 Number                              Exhibit
--------                             -------

  10.1 Amendment No. 3 dated as of May 25, 2000 to Credit Agreement dated as of December 30, 1998 among Stoneridge, Inc. as Borrower, the Lenders named therein as Lenders, DLJ Capital Funding, Inc. as Syndication Agent, National City Bank, as a Lender, a Letter of Credit Issuer, the Administrative Agent and the Collateral Agent, PNC Bank NA as Documentation Agent.

  27.1 Financial Data Schedule for the six months ended June 30, 2000, filed herewith.