Form 10-Q
period 2000-09-30
STONERIDGE INC
filed 2000-11-13
CIK 1043337

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

              For the quarterly period ended September 30, 2000.
                       Commission file number 001- 13337


                                STONERIDGE, INC.
          -----------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


               Ohio                                            34-1598949
   -------------------------------                         -------------------
   (State or Other Jurisdiction of                         (I.R.S. Employer
    Incorporation or Organization)                         Identification No.)


   9400 East Market Street, Warren, Ohio                         44484
   ---------------------------------------                   --------------
  (Address of Principal Executive Offices)                     (Zip Code)

                                 (330) 856-2443
               --------------------------------------------------
               Registrant's Telephone Number, Including Area Code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

The number of Common Shares, without par value, outstanding as of November 10, 2000 was 22,397,311.

                               STONERIDGE, INC.

                                     INDEX

                                                                                 Page No.
Part I   Financial Information
     Item 1.  Financial Statements
     Condensed Consolidated Balance Sheets as of September 30, 2000
          and December 31, 1999                                                     2
     Condensed Consolidated Statements of Income for the three
          months and nine months ended September 30, 2000 and 1999                  3
     Condensed Consolidated Statements of Cash Flows for the
          nine months ended September 30, 2000 and 1999                             4
     Notes to Condensed Consolidated Financial Statements                          5-7
     Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                            8-11
     Item 3. Quantitative and Qualitative Disclosure About Market
          Risk                                                                      12

Part II   Other Information                                                       13-14

Signatures                                                                          15

Exhibit Index                                                                       16


                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       STONERIDGE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                                     September 30,      December 31,
                                                                                         2000               1999
                                                                                 ------------------  -----------------
                                                                                     (Unaudited)        (Audited)
ASSETS
------

CURRENT ASSETS:
   Cash and cash equivalents                                                     $       6,650     $         3,924
   Accounts receivable, net                                                            103,249              98,744
   Inventories                                                                          65,663              65,701
   Prepaid expenses and other                                                           20,184              13,383
   Deferred income taxes                                                                 9,834              10,564
                                                                                  -------------     ---------------
         Total current assets                                                          205,580             192,316
                                                                                  -------------     ---------------

PROPERTY, PLANT AND EQUIPMENT, net                                                     108,946             106,163
OTHER ASSETS:
   Goodwill and other intangibles, net                                                 360,056             369,265
   Investments and other                                                                27,849              30,565
                                                                                  -------------     ---------------
TOTAL ASSETS                                                                     $     702,431     $       698,309
                                                                                  =============     ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Current portion of long-term debt                                             $      32,913     $        25,753
   Accounts payable                                                                     47,908              42,337
   Accrued expenses and other                                                           47,910              47,114
                                                                                  -------------     ---------------
         Total current liabilities                                                     128,731             115,204
                                                                                  -------------     ---------------

LONG-TERM DEBT, net of current portion                                                 289,061             331,898
DEFERRED INCOME TAXES                                                                   21,819              15,985
OTHER LIABILITIES                                                                        2,071               3,594
                                                                                  -------------     ---------------
         Total long-term liabilities                                                   312,951             351,477
                                                                                  -------------     ---------------

SHAREHOLDERS' EQUITY:
   Preferred shares, without par value, 5,000 authorized, none issued                       --                  --
   Common shares, without par value, 60,000 authorized, 22,397 issued and outstanding at September 30, 2000 and
       December 31, 1999, stated at                                                         --                  --
   Additional paid-in capital                                                          141,506             141,506
   Retained earnings                                                                   122,147              90,502
   Accumulated other comprehensive loss                                                 (2,904)               (380)
                                                                                  -------------     ---------------
         Total shareholders' equity                                                    260,749             231,628
                                                                                  -------------     ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $     702,431     $       698,309
                                                                                  =============     ===============

                           The accompanying notes to condensed  consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                       STONERIDGE, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                   (in thousands except for per share data)

                                                                        For the three months              For the nine months
                                                                         ended September 30,               ended September 30,
                                                                     --------------------------         ------------------------

                                                                       2000            1999              2000            1999
                                                                       ----            ----              ----            ----
   NET SALES                                                       $    153,764   $     156,985      $    520,743    $   512,688

   COST AND EXPENSES:
        Cost of goods sold                                              115,754         112,952           380,393        369,404
        Selling, general and administrative expenses                     22,568          22,566            73,105         69,900
                                                                    ------------   -------------      ------------    -----------

           Operating income                                              15,442          21,467            67,245         73,384

       Gain on sale of fixed asset                                          995              --               995             --
       Interest expense, net                                            (7,178)         (7,494)          (22,756)       (23,070)
       Other income                                                         228             168               769            395
                                                                    ------------   -------------      ------------    -----------

   INCOME BEFORE INCOME TAXES                                             9,487          14,141            46,253         50,709

       Provision for income taxes                                         1,949           5,451            14,609         20,038
                                                                    ------------   -------------      ------------    -----------

   NET INCOME                                                      $      7,538   $       8,690      $     31,644    $    30,671
                                                                    ============   =============      ============    ===========

   BASIC AND DILUTED NET INCOME
       PER SHARE                                                   $       0.34   $        0.39      $       1.41    $      1.37
                                                                    ============   =============      ============    ===========
   WEIGHTED AVERAGE SHARES
      OUTSTANDING                                                        22,397          22,397            22,397         22,397
                                                                    ============   =============      ============    ===========


                              The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                       STONERIDGE, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                 (in thousands)

                                                                               For the nine months
                                                                                ended September 30,
                                                                            --------------------------
                                                                                 2000         1999
                                                                            -------------  -----------
OPERATING ACTIVITIES:
   Net income                                                                   $31,644      $30,671
   Adjustments to reconcile net income to net cash from operating activities-
       Depreciation and amortization                                             20,726       21,624
       Deferred income taxes                                                      6,064        3,588
       Gain on sale of property                                                    (995)          --
       Changes in operating assets and liabilities-
         Accounts receivable, net                                                (6,453)      (7,616)
         Inventories                                                             (1,614)      (2,538)
         Prepaid expenses and other                                              (7,462)      (3,421)
         Other assets, net                                                        1,660        1,408
         Accounts payable                                                         7,395       (5,410)
         Accrued expenses and other                                                 430       (1,703)
                                                                            -------------  -----------
              Net cash from operating activities                                 51,395       36,603
                                                                            -------------  -----------

INVESTING ACTIVITIES:
   Capital expenditures                                                         (16,951)      (9,664)
   Business acquisitions and other                                                 (631)     (31,099)
   Proceeds from sale of property                                                 2,176           --
                                                                            -------------  -----------
              Net cash from investing activities                                (15,406)     (40,763)
                                                                            -------------  -----------

FINANCING ACTIVITIES:
   Proceeds from long-term debt                                                   1,685        1,797
   Repayments of long-term debt                                                    (570)        (125)
   Net (repayments) borrowings under credit agreement                           (33,866)       5,130
                                                                            -------------  -----------
              Net cash from financing activities                                (32,751)       6,802
                                                                            -------------  -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                       (512)         126

NET CHANGE IN CASH AND CASH EQUIVALENTS                                           2,726        2,768

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD
                                                                                  3,924        1,876
                                                                            -------------  -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $ 6,650      $ 4,644
                                                                            =============  ===========

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

   The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.


2. Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for approximately 89% of the Company's inventories at September 30, 2000 and December 31, 1999, and by the first-in, first-out (FIFO) method for all other inventories. Inventory cost includes material, labor and overhead. Inventories consist of the following:

                                    September 30,        December 31,
                                         2000                1999
                                   -----------------    ----------------
           Raw materials                $41,694              $42,876
           Work in progress               8,775                9,636
           Finished goods                15,297               13,400
           Less-LIFO reserve               (103)                (211)
                                   -----------------    ----------------
           Total                        $65,663              $65,701
                                   =================    ================

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

                       STONERIDGE, INC. AND SUBSIDIARIES

                                  (Unaudited)

                                 (in thousands)

4. Other comprehensive (loss)/income includes foreign currency translation adjustments, net of related tax. Comprehensive income consists of the following:

                                           Three months             Nine months
                                        ended September 30,     ended September 30,
                                      ----------------------   ----------------------
                                         2000        1999         2000        1999
                                      ----------  ----------  ------------ ----------
   Net income                            $7,538      $8,690     $31,644      $30,671
   Other comprehensive (loss)/income       (884)        855     (2,524)          484
                                      ---------- -----------  ----------  ----------
   Comprehensive income                  $6,654      $9,545     $29,120      $31,155
                                      ========== ===========  ==========  ==========

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

   Long-term debt consists of the following:

                                         September 30,      December 31,
                                             2000              1999
                                        --------------     --------------
    Borrowings under credit agreement        $312,999           $346,862
    Borrowings payable to foreign banks         6,673              7,917
    Other                                       2,302              2,872
                                        --------------     --------------
                                              321,974            357,651
    Less: Current portion                      32,913             25,753
                                        --------------     --------------
                                             $289,061           $331,898
                                        ==============     ==============

6. The Company presents basic and diluted earnings per share in accordance with Statement of Financial Accounting Standard No. 128, "Earnings Per Share". Potentially dilutive securities are not significant and do not create differences between reported basic and diluted earnings per share for all periods presented.

                       STONERIDGE, INC. AND SUBSIDIARIES

                                  (Unaudited)

                                 (in thousands)

7. Based on the criteria set forth in Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company operates in one business segment. The following table presents net sales and non-current assets for each of the geographic areas in which the Company operates:

                                              Three months                        Nine months
                                           ended September 30,                ended September 30,
                                     --------------------------------     -----------------------------
                                           2000              1999              2000            1999
                                     ---------------    -------------     -------------    ------------
             Net Sales:
                North America             $134,751          $142,086          $454,735       $466,888
                Europe and other            19,013            14,899            66,008         45,800
                                     ---------------    -------------     -------------    -----------
                   Total                  $153,764          $156,985          $520,743       $512,688
                                     ===============    =============     =============    ===========

                                        September 30,       December 31,
                                            2000                1999
                                     ----------------    ----------------
             Non-current assets:
                North America              $442,453            $452,774
                Europe and other             54,398              53,219
                                     ----------------    ----------------
                   Total                   $496,851            $505,993
                                     ================    ================

8. Effective January 1, 2000 the Company adopted Emerging Issues Task Force Issue No. 99-5 (EITF 99-5), "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements." EITF 99-5 establishes new accounting rules for costs related to the design and development of products and for costs incurred to develop molds, dies and other tools to be used to produce products that will be sold under long-term supply agreements. The Company elected to adopt the requirements of EITF 99-5 on a prospective basis, as permitted. In accordance with the criteria set forth in EITF 99-5, the Company is now required to expense as incurred certain costs that were previously capitalized. The adoption of EITF 99-5 did not have a significant impact on the Company's financial statements during the three and nine months ended September 30, 2000; however, the impact could be significant in future periods.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Nine Months Ended September 30, 2000 Compared To Nine Months Ended September 30, 1999
--------------------------------------------------------------------------------

Net Sales. Net sales for the nine months ended September 30, 2000 increased by $8.1 million, or 1.6%, to $520.7 million from $512.7 million for the same period in 1999. Sales of core products increased by $29.9 million, or 6.1%, to $520.7 million during the first nine months of 2000 compared to $490.8 million for the same period of 1999. Sales of core products from the recent acquisition of TVI accounted for $18.0 million of the change, while sales of existing core products increased by $12.0 million, or 2.4%, compared to the same period in 1999. Contract manufacturing sales, which were phased out during the second quarter of 1999, accounted for 4.3% of total sales for the nine months ended September 30, 1999. Sales revenues for the nine months ended September 30, 2000 were driven by the strong demand in the automotive market and improving demand in the agricultural equipment market, while sales to the commercial vehicles industry were lower compared to the nine months ended September 30, 1999. In addition, sales revenues were adversely affected this year as a result of the recent Bridgestone/Firestone tire recall.

Sales of core products for the nine months ended September 30, 2000 for North America decreased by $12.2 million to $454.7 million from $466.9 million for the same period in 1999. North American sales accounted for 87.3% of total sales for the nine months ended September 30, 2000 compared with 91.1% for the same period in 1999. Sales for the nine months ended September 30, 2000 outside North America increased $20.2 million to $66.0 million from $45.8 million for the same period in 1999. Sales outside North America accounted for 12.7% of total sales for the nine months ended September 30, 2000 compared with 8.9% for the same period in 1999.

Cost of Goods Sold. Cost of goods sold for the first nine months of 2000 increased by $11.0 million, or 3.0%, to $380.4 million from $369.4 million in the first nine months of 1999. As a percentage of sales, cost of goods sold increased to 73.0% for the first nine months of 2000 from 72.1% for the same period in 1999. The increase as a percent of sales was primarily attributable to material shortages and their related impact on production costs, a shift in product mix, and cost related to new program launches. In addition, unfavorable exchange rate fluctuations contributed to this increase.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses increased by $3.2 million to $73.1 million in the first nine months of 2000 from $69.9 million for the same period in 1999. As a percentage of sales, SG&A expenses increased to 14.0% for the first nine months of 2000 from 13.6% for the same period in 1999. The increase is due primarily to higher development costs to support new program launches for safety-related products, including the seat track position sensor, fuel cut-off switch, and a new modular assembly program entitled the Next Generation Vehicle. In addition, the commercial costs related to the newly acquired companies and geographical expansion also contributed to this increase.

Other Income. Other income of $1.0 million for the first nine months of 2000 represents a gain on the sale of idle property. The Company received cash proceeds of $2.2 million from the sale which were used to pay down the credit facility.

Interest Expense. Interest expense for the first nine months of 2000 was $22.8 million compared with $23.1 million for the same period in 1999. Average outstanding indebtedness was $335.4 million and $342.6 million for the first nine months of 2000 and 1999, respectively.

Income Before Income Taxes. As a result of the foregoing, income before taxes decreased by $4.5 million for the first nine months of 2000 to $46.3 million from $50.7 million in 1999.

Provision for Income Taxes. The Company recognized provisions for income taxes of $14.6 million and $20.0 million for federal, state and foreign income taxes for the first nine months of 2000 and 1999, respectively. The decline in the effective tax rate in 2000 is primarily a result of more income being generated in jurisdictions with lower tax burdens, the implementation of certain tax planning strategies, and non-recurring tax refunds generated in the third quarter of 2000.

Net Income. As a result of the foregoing, net income increased by $1.0 million, or 3.2%, to $31.6 million for the first nine months of 2000 from $30.7 million in 1999.


Three Months Ended September 30, 2000 Compared To Three Months Ended September 30, 1999
--------------------------------------------------------------------------------

Net Sales. Net sales for the quarter ended September 30, 2000 decreased by $3.2 million, or 2.1%, to $153.8 million from $157.0 million for the same period in 1999. Sales from the recent acquisition of TVI accounted for $5.4 million of the change, while sales of existing products decreased by $8.6 million, or 5.5%, compared to the same period in 1999. Sales revenues for the third quarter ended September 30, 2000 were favorably impacted by improving demand in the agricultural equipment market, while sales to the commercial vehicles industry were lower compared to the third quarter ended September 30, 1999. In addition, sales revenues were adversely affected this quarter as a result of the recent Bridgestone/Firestone tire recall.

Sales for the quarter ended September 30, 2000 for North America decreased by $7.3 million to $134.8 million from $142.1 million for the same period in 1999. North American sales accounted for 87.6% of total sales for the third quarter ended September 30, 2000 compared with 90.5% for the same period in 1999. Sales for the third quarter of 2000 outside North America increased by $4.1 million to $19.0 million from $14.9 million for the same period in 1999. Sales outside North America accounted for 12.4% of total sales for the third quarter of 2000 compared with 9.5% for the same period in 1999.

Cost of Goods Sold. Cost of goods sold for the third quarter of 2000 increased by $2.8 million, or 2.5%, to $115.8 million from $113.0 million in the third quarter of 1999. As a percentage of sales, cost of goods sold increased to 75.3% in 2000 from 71.9% in 1999. The increase as a percent of sales was primarily attributable to material shortages and their related impact on production costs, a shift in product mix, and cost related to new program launches.

Selling, General and Administrative Expenses. SG&A expenses for the third quarter of 2000 and 1999 were $22.6 million. As a percentage of sales, SG&A expenses increased to 14.7% for the third quarter of 2000 from 14.4% for the same period in 1999.

Interest Expense. Interest expense for the third quarter of 2000 was $7.2 million compared with $7.5 million in 1999. Average outstanding indebtedness was $321.9 million and $337.1 million for the third quarter of 2000 and 1999, respectively.

Other Income. Other income of $1.0 million for the first nine months of 2000 represents a gain on the sale of idle property. The Company received cash proceeds of $2.2 million from the sale which were used to pay down the credit facility.

Income Before Income Taxes. As a result of the foregoing, income before taxes decreased by $4.6 million for the third quarter of 2000 to $9.5 million from $14.1 million in 1999.

Provision for Income Taxes. The Company recognized provisions for income taxes of $1.9 million and $5.5 million for federal, state and foreign income taxes for the third quarter of 2000 and 1999, respectively. The decline in the effective tax rate in 2000 is primarily a result of more income being generated in jurisdictions with lower tax burdens, the implementation of certain tax planning strategies, and non-recurring tax refunds generated in the third quarter of 2000.

Net Income. As a result of the foregoing, net income decreased by $1.2 million, or 13.3%, to $7.5 million for the third quarter of 2000 from $8.7 million in 1999.


Liquidity and Capital Resources

         Net cash provided by operating activities was $51.4 million and $36.6 million for the nine months ended September 30, 2000 and 1999, respectively. The increase in net cash from operating activities of $14.8 million was primarily attributable to improved cash flow management of working capital and the increase in net income of $1.0 million.

         Net cash used for investing activities was $15.4 million and $40.8 million for the nine months ended September 30, 2000 and 1999, respectively. The decrease in cash used for investing activities of $25.4 million was primarily the result of the acquisition of Delta in the first quarter and the acquisition of TVI in the third quarter of 1999. Both acquisitions were financed with funds from the Company's $425.0 million credit agreement.

         Net cash used for financing activities was $32.8 for the nine months ended September 30, 2000 as compared to net cash provided by financing activities of $6.8 million for the nine months ended September 30, 1999. Improved cash flows from operations for the nine months ended September 30, 2000 were used primarily to pay down debt.

         The Company has a $425.0 million credit agreement (of which $308.5 and $346.9 million was outstanding at September 30, 2000 and December 31, 1999, respectively) with a bank group. The credit agreement, as amended on May 25, 2000, has the following components: a $100.0 million revolving facility (of which $60.7 million is currently available) including a $5.0 million swing line facility, a $150.0 million term facility, and a $175.0 million term facility. The $100.0 million revolving facility and the $150.0 million term facility expire on December 31, 2003, and require a commitment fee of 0.37% to 0.50% on the unused balance. The revolving facility permits the Company to borrow up to half its borrowing in specified foreign currencies. Interest is payable quarterly at either (i) the prime rate plus a margin of .00% to 1.00% or (ii) LIBOR plus a margin of 1.25% to 2.50%, depending upon the Company's ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization, as defined. The $5.0 million swing line facility expires on December 31, 2003. Interest is payable monthly at an overnight money market borrowing rate. The $175.0 million term facility expires on December 31, 2005. Interest is payable quarterly at either (i) the prime rate plus a margin of 2.00% or (ii) LIBOR plus a margin of 3.50%.

         The Company has entered into four interest rate swap agreements with a total notional amount of $257.4 million. These interest rate swap agreements will all expire by December 31, 2000. The interest rate swap agreements exchange variable interest rates on the senior secured credit facility for fixed interest rates. The Company does not use derivatives for speculative or profit-motivated purposes.

         Management anticipates the current slowdown in the market to continue into the fourth quarter; however, management still believes that cash flows from operations and the availability of funds from the Company's credit facilities will provide sufficient liquidity to meet the Company's growth and operating needs.

Inflation and International Presence

         Management believes that the Company's operations have not been adversely affected by inflation. By operating internationally, the Company is affected by the economic conditions of certain countries. Based on the current economic conditions in these countries, management believes they are not significantly exposed to adverse economic conditions.

Recently Issued Accounting Standards

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to the recognition, presentation and disclosure of revenue in financial statements. The Company adopted the provisions of this bulletin when recognizing revenue.

         The Company is required to adopt Statement of Financial Accounting Standard No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS 137) for its fiscal year ending 2001. SFAS 133 establishes new accounting and reporting standards for derivatives and hedging activities. Based on the Company's derivative contracts currently in place, the Company does not expect the adoption of SFAS 133 to significantly affect the financial statements.

         Effective January 1, 2000 the Company adopted Emerging Issues Task Force Issue No. 99-5 (EITF 99-5), "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements." EITF 99-5 establishes new accounting rules for costs related to the design and development of products and for costs incurred to develop molds, dies and other tools to be used to produce products that will be sold under long-term supply agreements. The Company elected to adopt the requirements of EITF 99-5 on a prospective basis, as permitted. In accordance with the criteria set forth in EITF 99-5, the Company is now required to expense as incurred certain costs that were previously capitalized. The adoption of EITF 99-5 did not have a significant impact on the Company's financial statements during the three and nine months ended September 30, 2000; however, the impact could be significant in future periods.

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

         None.


ITEM 5.     OTHER INFORMATION
-----------------------------

         None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------

(a)      Exhibits

         27.1     Financial Data Schedule for the nine months ended
                  September 30, 2000

(b)      Reports on Forms 8-K

         None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           STONERIDGE, INC.



         Date: November 10, 2000               /s/ Cloyd J. Abruzzo
                                           -------------------------------

                                           Cloyd J. Abruzzo
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


         Date: November 10, 2000               /s/ Kevin P. Bagby
                                           -------------------------------

                                           Kevin P. Bagby
                                           Treasurer and Chief Financial Officer
                                           (Principal Financial and Chief
                                           Accounting Officer)

                               STONERIDGE, INC.

                                EXHIBIT INDEX

  Exhibit
   Number                                                Exhibit
  -------                                                -------
    27.1 Financial Data Schedule for the nine months ended September 30, 2000, filed herewith.