Form 10-K
period 2000-12-31
STONERIDGE INC
filed 2001-03-30
CIK 1043337

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
               [X] Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the year ended December 31, 2000            Commission file number 001-13337

                               STONERIDGE, INC.
                               ----------------
            (Exact Name of Registrant as Specified in Its Charter)

               Ohio                                   34-1598949
       ----------------------------                -----------------
     (State or Other Jurisdiction of                (I.R.S. Employer
     Incorporation or Organization)                Identification No.)

   9400 East Market Street, Warren, Ohio                  44484
   -------------------------------------                  -----
  (Address of Principal Executive Offices)             (Zip Code)

                                (330) 856-2443
              --------------------------------------------------
              Registrant's Telephone Number, Including Area Code

          Securities registered pursuant to Section 12(b) of the Act:

         Title of Each Class                     Exchange on Which Registered
         -------------------                     -----------------------------
   Common Shares, without par value                New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based on the closing price of March 22, 2001, the aggregate market value of Common Shares held by nonaffiliates of the registrant was $101.7 million.

The number of Common Shares, without par value, outstanding as of March 22, 2001 was 22,397,311.

                      DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2001, into Part III, Items 10, 11, 12 and 13.

                                     INDEX
                                     -----

                      STONERIDGE, INC. - FORM 10-K
                     FOR THE YEAR ENDED DECEMBER 31, 2000

                                                                                            Page No.
Part I.
        Item 1.   Business                                                                       3
        Item 2.   Properties                                                                     8
        Item 3.   Legal Proceedings
        Item 4.   Submission of Matters to a Vote of Security Holders                            8

Part II.
        Item 5.   Market for Registrant's Common Equity and Related Shareholder Matters          9
        Item 6.   Selected Financial Data                                                       10
        Item 7.   Management's Discussion and Analysis of Financial Condition and Results       11
                  of Operations

        Item 7A.  Quantitative and Qualitative Disclosures about Market Risk                    14
        Item 8.   Financial Statements and Supplementary Data                                   15
        Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial     35
                  Disclosure

Part III.
        Item 10.  Directors and Executive Officers of the Registrant                            36
        Item 11.  Executive Compensation                                                        36
        Item 12.  Security Ownership of Certain Beneficial Owners and Management                36
        Item 13.  Certain Relationships and Related Transactions                                36

Part IV.
        Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K              37
Signatures                                                                                      40

                          Forward-Looking Statements

         Portions of this report may contain "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, the Company's (i) future product and facility expansion, (ii) acquisition strategy, (iii) investments and new product development and (iv) growth opportunities related to awarded business. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Factors which may cause actual results to differ materially from those in the forward-looking statements include, among other factors, the loss of a major customer; a decline in automotive, medium and heavy-duty truck or agricultural vehicle production; the failure to achieve successful integration of any acquired company or business; or a decline in general economic conditions in any of the various countries in which the Company operates. Further information concerning issues that could materially affect financial performance is contained in the Company's periodic filings with the Securities and Exchange Commission.

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

Discontinuance of Certain Contract Manufacturing Business

         During the second quarter of 1999, the Company completed the planned phase out of its contract manufacturing business with a division of General Motors. The Company's net sales under this arrangement totaled approximately $21.9 million and $84.1 million for 1999 and 1998, respectively, or approximately 3.2% and 16.7% of total net sales for such periods.

Products

         The Company's core products include vehicle electrical power and distribution systems, electronic and electrical switch products, electronic instrumentation and information display products, actuator products and sensor products.

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

Electronic Instrumentation and Information Display Products. The Company designs and manufactures electronic instrument clusters, driver message centers, power conversion products, tachographs, multiplexed modules and electrical systems and electronic switch modules. These products collect, store and display vehicle information such as speed, pressure, maintenance data, trip information, operator performance, temperature, distance traveled and driver messages related to vehicle performance. These products use state-of-the-art hardware, software and multiplexing technology and are sold principally to the medium and heavy-duty truck and agricultural vehicle markets.

Actuator Products. The Company designs and manufactures electromechanical actuator products that enable users to deploy power functions in a vehicle and can be designed to integrate switching and control functions. These products include power door lock and four-wheel-drive actuators and are sold principally to the automotive market.

Sensor Products. The company designs and manufactures sensor products that measure temperature, pressure, speed, and fluid levels. These products monitor and measure the physical variables affecting the performance vehicle systems. Sensor products are employed in most major vehicle systems, including the emissions, safety, powertrain, braking, climate control, steering and suspension systems. The Company sells these products principally to the automotive market.

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

Industry Cyclicality and Seasonality

         The markets for the Company's products have historically been cyclical. Because the Company's products are used principally in the production of vehicles for the automotive, medium and heavy-duty truck and agricultural vehicle markets, its sales, and therefore its results of operations, are significantly dependent on the general state of the economy and other factors which affect these markets. A decline in automotive, medium and heavy-duty truck and agricultural vehicle production could adversely impact the Company. Approximately 62%, 64% and 56% of the Company's net sales in 2000, 1999 and 1998, respectively, were made to the automotive market and approximately 38%, 36% and 44% of the net sales in 2000, 1999 and 1998, respectively, were derived from the medium and heavy-duty truck and agricultural vehicle markets.

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

        The following table presents the major customers, as a percentage of net sales, of the Company for the years ended December 31, 2000, 1999 and 1998:

                                                Year Ended December 31,
                                        --------------------------------------
                                           2000          1999          1998
                                        ----------   ----------     ----------
         Customer
         General Motors                     18%          21%             25%
         Ford                               17           18              18
         Daimler-Chrysler                   17           17               5
         Volvo                               6           10               9
         Navistar                            8            9              10
         Deere                               7            5               9
         Other                              27           20              24
                                        ---------     ========      ----------
         Total                             100%         100%            100%
                                        =========    =========      ==========

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

Competition

         Markets for the Company's products are highly competitive. Quality, service, price, timely delivery and technological innovation are the primary elements of competition. The Company competes for new business both at the beginning of the development of new models and upon the redesign of existing models. New model development generally begins two to five years before the marketing of such models to the public. Once a supplier has been selected to provide parts for a new program, an OEM usually will continue to purchase those parts from the selected supplier for the life of the program, although not necessarily for any model redesigns.

Product Development

         In order to increase its vehicle platform penetration, the Company has invested, and intends to continue to invest, significant amounts in its technology and design capabilities. The Company's product development expenditures were $26.8 million, $22.0 million and $17.4 million for 2000, 1999 and 1998, respectively, or 4.0%, 3.4% and 4.1% of core product sales for these periods. These development efforts have strengthened the Company's ability to provide higher value-added products and systems, and have resulted in the introduction of new products such as the four-wheel-drive actuator (shift on demand), seat positioning switches and sensors (which interface with passive restraint systems to indicate occupant position prior to air bag deployment), fuel shut off valve (explosion supression) and the auto-stick (which enables a driver to manually shift an automatic transmission using a unique electronic switch). The Company's technical centers in Massachusetts, Michigan, Ohio, Brazil, England, Mexico, Scotland and Sweden develop and test both new and existing products and concepts. In addition, through its advanced technologies group comprised of dedicated engineers, the Company concentrates on the development of its next generation of products. To further increase vehicle platform penetration, the Company has developed collaborative relationships with the design and engineering departments of its key OEM customers. These collaborative efforts have resulted both in the development of new and complementary products and the enhancement of existing products.

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

Employees

         As of December 31, 2000, the Company, had approximately 6,520 employees, approximately 1,756 of whom were salaried and the balance of whom were paid on an hourly basis. Except for certain employees located in Chihuahua, Mexico, Orebro and Stockholm, Sweden, and Dundee, Scotland, the Company's employees are not represented by a union. The Company believes that its relations with its employees are excellent. The Company strongly believes in employee education and sponsors a number of educational opportunities and programs for its employees.

Executive Officers of the Registrant

         The executive officers of the Company are as follows:


        Name             Age      Position
        ------        --------   -----------------

        D.M. Draime       67     Chairman of the Board of Directors, Assistant
                                 Secretary and Director
        Cloyd J. Abruzzo  50     President, Chief Executive Officer, Assistant
                                 Treasurer and Director
        Kevin P. Bagby    49     Vice President of the Company, Chief Financial
                                 Officer and Treasurer
        Sten Forseke      41     Vice President of the Company and Managing
                                 Director of Berifors
        Gerald V. Pisani  60     Vice President of the Company and President of
                                 Stoneridge Engineered Products Group
        Thomas A. Beaver  47     Vice President of Sales and Marketing
        Michael J. Bagby  58     Vice President and General Manager of Alphabet
                                 Group
        Avery S. Cohen    64     Secretary and Director

         D.M. Draime, founder of the Company, has served as Chairman of the Board of Directors of the Company and its predecessors since 1965.

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

         Gerald V. Pisani has served as Vice President of the Company since 1989 and President of the Stoneridge Engineered Products Group since 1985.

         Thomas A. Beaver has served as Vice President of Sales and Systems Engineering of the Stoneridge Engineered Products Group from February 1995 to December 1999 and Vice President of Sales and Marketing since January 2000.

         Michael J. Bagby has served as Vice President of the Alphabet Group since March 1990 and Vice President and General Manager of the Alphabet Group since January 2000.

         Avery S. Cohen has served as Secretary and a director of the Company since 1988. He has been a partner in the law firm of Baker & Hostetler LLP since 1993.

ITEM 2.  PROPERTIES

         The Company currently owns or leases 15 manufacturing facilities, which together contain approximately 1.5 million square feet of manufacturing space. The following table provides information regarding the Company's facilities:

                                                                                  Owned/                      Square
          Location                                Use                         Leased Status                  Footage
          --------                                ---                         -------------                  -------
Bloomfield Hills, Michigan          Sales Office                                  Leased                       1,000
Boston, Massachusetts               Division Office & Manufacturing               Owned                      166,100
Canton, Massachusetts               Division Office & Manufacturing               Owned                      126,500
Chicago, Illinois                   Sales/Engineering Office                      Leased                       1,000
Cortland, Ohio                      Engineering Office                            Leased                      11,400
El Paso, Texas                      Office/Warehouse                              Leased                      22,400
Farmington Hills, Michigan          Sales/Engineering Office                      Leased                       4,200
Lexington, Ohio                     Manufacturing                                 Owned                      155,000
Mansfield, Ohio                     Tool & Die                                    Owned                        4,000
Mebane, North Carolina              Manufacturing                                 Leased                      51,000
Orwell, Ohio                        Manufacturing                                 Owned                       72,000
Portland, Indiana                   Manufacturing                                 Owned                      196,000
Sarasota, Florida                   Manufacturing/Division Office                 Owned                      125,000
Warren, Ohio                        Corporate Office                              Owned                        7,500
Warren, Ohio                        Division Office                               Leased                      15,300
Cheltenham, England                 Manufacturing                                 Leased                      39,983
Dundee, Scotland                    Manufacturing                                 Owned                      148,500
Frankfurt, Germany                  Sales/Engineering Office                      Leased                         100
Madrid, Spain                       Office/Warehouse                              Leased                      14,370
Munich, Germany                     Sales/Engineering Office                      Leased                       1,000
Northampton, England                Manufacturing                                 Owned                       40,667
Orebro, Sweden                      Manufacturing                                 Leased                      56,000
Paris, France                       Sales Office                                  Leased                       2,799
Stockholm, Sweden                   Division Office & Engineering                 Leased                      16,100
Stuttgart, Germany                  Sales/Engineering Office                      Leased                       1,000
Tallinn, Estonia                    Manufacturing                                 Leased                       5,380
Chihuahua, Mexico                   Manufacturing                                 Owned                      133,000
Indaiatuba, Brazil                  Manufacturing                                 Leased                      27,000
Juarez, Mexico                      Manufacturing                                 Owned                      178,000
Sao Paulo, Brazil                   Sales/Engineering Office                      Leased                         200

ITEM 3.  LEGAL PROCEEDINGS

         There is no pending litigation which management believes will have a material adverse impact upon the Company. The Company is subject to the risk of exposure to product liability claims in the event that the failure of any of its products causes personal injury or death to users of the Company's products and there can be no assurance that the Company will not experience any material product liability losses in the future. In addition, if any of the Company's products proves to be defective, the Company may be required to participate in a government-imposed or OEM-instituted recall involving such products. The Company maintains insurance against such liability claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                   PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         On March 22, 2001, the Company had 22,397,311 Common Shares without par value, issued and outstanding, which were owned by 100 shareholders of record, including Common Shares held in "streetname" by nominees who are recordholders and approximately 2,000 beneficial owners.

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

         High and low sales prices (as reported on the New York Stock Exchange "NYSE" composite tape) for the Common Shares for each quarter during 1999 and 2000 are as follows:

                     Quarter Ended                  High            Low
                     -------------                  ----            ---
      1999        March 31                          22 1/2        12 15/16
                  June 30                         16 13/16         13 11/16
                  September 30                      18 3/4          14 1/8
                  December 31                     16 15/16            12

      2000        March 31                         16 7/16            9 1/4
                  June 30                          14 1/8           8 11/16
                  September 30                     11 7/16            7 1/2
                  December 31                      10 3/16             6

         The Company's Common Shares are traded on the NYSE under the symbol SRI. The Company did not issue or sell any registered or unregistered securities in 2000.

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


                                                                  Years ended December 31,
                                               ----------------------------------------------------------------
                                                    2000          1999        1998        1997         1996
                                                    ----          ----        ----        ----         ----
                                                            (in thousands, except per share data)
     Statement of Income Data:
     Net sales                                     $667,192      $675,221    $503,821   $449,506      $363,748
     Gross profit                                   171,112       187,872     124,239    108,192        75,606
     Operating income                                75,166        97,305      56,722     52,366        28,912
     Income before income taxes                      46,794        67,022      56,036     50,895        24,595
     Net income                                    $ 32,709      $ 41,172    $ 33,400   $ 46,964      $ 24,071
                                               ================================================================

     Basic and diluted net income per share        $   1.46      $   1.84    $   1.49   $   2.92      $   1.73
                                               ================================================================

     Pro Forma Data (Unaudited): (A)
     Income before income taxes                    $ 46,794      $ 67,022    $ 56,036   $ 50,895      $ 24,595
     Provision for income taxes                      14,085        25,850      22,636     21,181        10,295
                                               ----------------------------------------------------------------
     Pro forma net income                          $ 32,709      $ 41,172    $ 33,400   $ 29,714      $ 14,300
                                               ================================================================
     Pro forma basic and diluted net income
     per share                                     $   1.46      $   1.84    $   1.49   $   1.36      $   0.66
                                               ================================================================

     Other Data:
     Product development expenses                  $ 26,750      $ 21,976    $ 17,418   $ 14,114      $  9,263
     Capital expenditures                            28,720        17,589      10,919     12,256        14,083
     Depreciation and amortization                   28,680        27,850      14,422     13,237         9,966

     Balance Sheet Data:
     Working capital                               $ 80,069      $ 77,112   $  42,184   $ 44,856      $ 39,957
     Total assets                                   696,995       698,309     638,116    235,073       178,487
     Long-term debt, less current portion           296,079       331,898     322,724      9,139        51,156
     Shareholders' equity                           262,186       231,628     190,542    157,210        84,633


(A) Prior to the Company's initial public offering (Offering) in October 1997, the Company was taxed as an S Corporation. Concurrent with the Offering, the Company terminated its S Corporation status, making it subject to federal, state and foreign income taxes. The pro forma data reflect the results as if the S Corporation termination had been effective as of December 31, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999
---------------------------------------------------------------------

         Net Sales. Net sales for the year ended December 31, 2000 decreased by $8.0 million, or 1.2%, to $667.2 million from $675.2 million in 1999. Sales of core products increased by $13.9 million, or 2.1%, to $667.2 million during 2000 compared to $653.3 million in 1999. This increase is primarily attributable to the increase in core product sales from the recent acquisition of TVI Europe Ltd. (TVI) of $15.9 million, which was offset by a decrease in existing core product sales of $2.0 million, or 0.3%, compared to 1999. Contract manufacturing sales totaling $21.9 million, which were phased out during the second quarter of 1999, accounted for 3.2% of total sales for the year ended December 31, 1999. The remaining decline in sales revenues in 2000 was primarily attributable to the continuing slowdown in the North American commercial vehicle markets, as well as the downturn in the North American automotive and light-truck market that occurred during the fourth quarter.

         Sales for the year ended December 31, 2000 for North America decreased by $19.4 million to $579.9 million from $599.3 million in 1999. North American sales accounted for 86.9% of total sales in 2000 compared with 88.8% in 1999. Sales in 2000 outside North America increased by $11.4 million to $87.3 million from $75.9 million in 1999. Sales outside North America accounted for 13.1% of total sales in 2000 compared with 11.2% in 1999. The increase is primarily a result of the Company's 1999 acquisitions partially offset by the impact of unfavorable foreign currency exchange rate fluctuations.

         Cost of Goods Sold. Cost of goods sold for the year ended December 31, 2000 increased by $8.8 million, or 1.8%, to $496.1 million from $487.3 million in 1999. As a percentage of sales, cost of goods sold increased to 74.4% in 2000 from 72.2% in 1999. The increase as a percent of sales was primarily attributable to material shortages and their related impact on production costs, an unfavorable shift in product mix, and costs related to pre-production ramp-ups and new program launches. In addition, unfavorable foreign currency exchange rate fluctuations contributed to this increase.

         Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses increased by $5.3 million to $95.9 million for the year ended December 31, 2000 from $90.6 million in 1999. As a percentage of sales, SG&A expenses increased to 14.4% in 2000 from 13.4% in 1999. The increase is due primarily to higher development costs to support new program launches for safety-related products, including the seat track position sensor, fuel cut-off switch, and a new modular assembly program titled the next generation vehicle. In addition, the commercial costs related to the newly acquired companies and geographical expansion also contributed to this increase.

         Interest Expense, net. Interest expense for the year ended December 31, 2000 was $29.5 million compared with $30.7 million in 1999. Average outstanding indebtedness was $331.0 million and $343.8 million for the years ended December 31, 2000 and 1999, respectively.

         Other Income, net. Other income, which primarily represented equity earnings of unconsolidated subsidiaries and gain on sale of idle fixed assets, was $1.1 million for the year ended December 31, 2000 compared with $0.5 million in 1999.

         Income Before Income Taxes. As a result of the foregoing, income before income taxes decreased by $20.2 million for the year ended December 31, 2000 to $46.8 million from $67.0 million in 1999.

         Provision for Income Taxes. The Company recognized provisions for income taxes of $14.1 million and $25.9 million for federal, state and foreign income taxes for the years ended December 31, 2000 and 1999, respectively. The decline in the effective tax rate to 30.1% in 2000 from 38.6% in 1999 is primarily a result of the implementation of certain tax planning strategies and non-recurring tax refunds. The effective tax rate is expected to increase in future years.

         Net Income. As a result of the foregoing, net income decreased by $8.5 million, or 20.6%, to $32.7 million for the year ended December 31, 2000 from $41.2 million in 1999.

Year Ended December 31, 1999 Compared To Year Ended December 31, 1998
---------------------------------------------------------------------

         Net Sales. Net sales for the year ended December 31, 1999 increased by $171.4 million, or 34.0%, to $675.2 million from $503.8 million in 1998. Sales of core products increased by $233.6 million, or 55.7%, to $653.3 million during 1999 compared to $419.7 million in 1998. Sales of core products from the acquisitions of Hi-Stat Manufacturing Company, Inc. (Hi-Stat), Delta Schoeller, Ltd. (Delta) and TVI accounted for $206.2 million of the increase, while sales of existing core products increased by $27.4 million, or 6.5%, compared to 1998. Sales revenues for 1999 were favorably impacted by strong OEM production volumes in both the automotive and the commercial vehicle markets, which were offset by lower production volumes in the agricultural vehicle market.

         Sales for the year ended December 31, 1999 for North America increased by $142.5 million to $599.3 million from $456.8 million in 1998. North American sales accounted for 88.8% of total sales for the year ended December 31, 1999 compared with 90.7% in 1998. Sales in 1999 outside North America increased by $28.9 million to $75.9 million from $47.0 million in 1998. Sales outside North America accounted for 11.2% of total sales in 1999 compared with 9.3% in 1998.

         During the second quarter of 1999, the Company completed the planned phase out of its non-core contract manufacturing business. As expected, contract manufacturing sales in 1999 declined by $62.2 million to $21.9 million, or 3.2% of the Company's total sales revenue, compared with $84.1 million, or 16.7% of total sales revenue in 1998.

         Cost of Goods Sold. Cost of goods sold for the year ended December 31, 1999 increased by $107.7 million, or 28.4%, to $487.3 million from $379.6 million in 1998. As a percentage of sales, cost of goods sold decreased to 72.2% in 1999 from 75.3% in 1998. The decrease in cost of goods sold as a percent of sales was due primarily to improved leveraging of fixed costs, a shift in product mix to higher value-added electrical and electronic core products, and a decrease in lower-margin contract manufacturing sales.

         Selling, General and Administrative Expenses. SG&A expenses increased by $23.1 million to $90.6 million for the year ended December 31, 1999 from $67.5 million in 1998. As a percentage of sales, SG&A expenses were 13.4% in both 1999 and 1998. The increase of $23.1 million was primarily attributable to additional costs of the newly acquired businesses.

         Interest Expense, net. Interest expense for the year ended December 31, 1999 was $30.7 million compared with $0.7 million in 1998. Average outstanding indebtedness was $343.8 million and $7.4 million in 1999 and 1998, respectively. The increase in average outstanding indebtedness was primarily due to borrowings to finance the acquisitions of Hi-Stat in December 1998, Delta in March 1999 and TVI in August 1999.

         Other Income, net. Other income for the year ended December 31, 1999 was $0.5 million, which primarily represented equity earnings of unconsolidated subsidiaries.

         Income Before Income Taxes. As a result of the foregoing, income before income taxes increased by $11.0 million for the year ended December 31, 1999 to $67.0 million from $56.0 million in 1998.

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

         Net Income. As a result of the foregoing, net income increased by $7.8 million, or 23.4%, to $41.2 million for the year ended December 31, 1999 from $33.4 million in 1998.

Liquidity and Capital Resources

         Net cash from operating activities was $52.4 million and $44.2 million for the years ended December 31, 2000 and 1999, respectively. The increase in net cash from operating activities of $8.2 million was primarily attributable to lower levels of working capital, which was partially offset by the decrease in net income of $8.5 million.

         Net cash used for investing activities was $25.8 million and $51.8 million for the years ended December 31, 2000 and 1999, respectively. The decrease in cash used for investing activities of $26.0 million was primarily the result of the acquisitions of Delta and TVI in 1999. Both acquisitions were financed with funds from the Company's $425.0 million credit agreement.

         Net cash used for financing activities was $24.4 million for the year ended December 31, 2000 compared to net cash from financing activities of $9.7 million for the same period in 1999. Improved cash flows from operations for the year ended December 31, 2000 were used primarily to pay down debt.

         The Company has a $425.0 million credit agreement (of which $323.7 million and $346.9 million was outstanding at December 31, 2000 and 1999, respectively) with a bank group. The credit agreement, as amended on May 25, 2000, has the following components: a $100.0 million revolving facility (of which $35.2 million is currently available) including a $5.0 million swing line facility, a $150.0 million term facility, and a $175.0 million term facility. The $100.0 million revolving facility and the $150.0 million term facility expire on December 31, 2003 and require a commitment fee of 0.37% to 0.50% on the unused balance. The revolving facility permits the Company to borrow up to half its borrowing in specified foreign currencies. Interest is payable quarterly at either (i) the prime rate plus a margin of 0.00% to 1.00% or (ii) LIBOR plus a margin of 1.25% to 2.50%, depending upon the Company's ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization, as defined. The $5.0 million swing line facility expires on December 31, 2003. Interest is payable monthly at an overnight money market borrowing rate. The $175.0 million term facility expires on December 31, 2005. Interest is payable quarterly at either (i) the prime rate plus a margin of 2.00% or (ii) LIBOR plus a margin of 3.50%.

         The Company has entered into two interest rate swap agreements with a total notional amount of $140.1 million. The interest rate swap agreements exchange variable interest rates on the Company's credit agreement for fixed interest rates. The Company has also entered into a Swedish Krona forward contract with a notional amount of $10.5 million to satisfy Krona denominated debt obligations and other insignificant forward contracts. The Company does not use derivatives for speculative or profit-motivated purposes.

         Management believes that while the current economic slowdown will continue into 2001, cash flows from operations and the availability of funds from the Company's credit facilities will provide sufficient liquidity to meet the Company's growth and operating needs.

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

Recently Issued Accounting Standards

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to the recognition, presentation and disclosure of revenue in financial statements. The Company adopted the provisions of this bulletin in 2000. The adoption did not impact the Company's recognition of revenue in 2000.

         Effective January 1, 2000, the Company adopted Emerging Issues Task Force Issue No. 99-5 (EITF 99-5), "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements." EITF 99-5 established new accounting rules for costs related to the design and development of products and for costs incurred to develop molds, dies and other tools to be used to produce products that will be sold under long-term supply agreements. The Company elected to adopt the requirements of EITF 99-5 on a prospective basis, as permitted. In accordance with the criteria set forth in EITF 99-5, the Company is now required to expense as incurred certain costs that were previously capitalized. The adoption of EITF 99-5 did not have a significant impact on the Company's financial statements during the year ended December 31, 2000.

         The Company adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS 138) in the first quarter of its fiscal year ending 2001. SFAS 133 establishes new accounting and reporting standards for derivatives and hedging activities. In accordance with the standard, the Company will prospectively recognize the fair value of its derivative instruments as assets or liabilities in its consolidated balance sheet once SFAS 133 is adopted. The offset will be reflected as other comprehensive income or in earnings, depending upon the achievement of hedge accounting criteria. The adoption of this standard does not significantly affect the Company's balance sheet, shareholders' equity position or statements of income at the time of adoption.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULE


                                                                                                              Page
                                                                                                              ----
Consolidated Financial Statements:
---------------------------------

Report of Independent Public Accountants                                                                       16
Consolidated Balance Sheets as of December 31, 2000 and 1999                                                   17
Consolidated Statements of Income for the Years Ended December 31, 2000,  1999 and 1998                        18
Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998                     19
Consolidated Statements of Shareholders' Equity for the Years Ended  December 31, 2000, 1999 and 1998          20
Notes to Consolidated Financial Statements                                                                     21

Financial Statement Schedule:
----------------------------

Report of Independent Public Accountants                                                                       33
Schedule II--Valuation and Qualifying Accounts                                                                 34

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Stoneridge, Inc.:

         We have audited the accompanying consolidated balance sheets of Stoneridge, Inc. (an Ohio corporation) and Subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stoneridge, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                             ARTHUR ANDERSEN LLP

Cleveland, Ohio,
January 23, 2001.

                       STONERIDGE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)


                                                                                                   December 31,
                                                                                                   ------------
                                                                                             2000                   1999
                                                                                        ---------------        -------------
Assets
Current Assets:
      Cash and cash equivalents.......................................................     $      5,594           $    3,924
      Accounts receivable, less allowance for doubtful accounts
          of $2,657 and $1,549........................................................           91,680               98,744
      Inventories.....................................................................           70,159               65,701
      Prepaid expenses and other......................................................           17,104               13,383
      Deferred income taxes, net......................................................           10,217               10,564
                                                                                        ---------------        -------------
          Total current assets........................................................          194,754              192,316
                                                                                        ---------------        -------------

Property, Plant and Equipment, net..................................................            113,855              106,163
Other Assets:
          Goodwill and other intangibles, net.........................................          357,526              369,265
          Investments and other.......................................................           30,860               30,565
                                                                                        ---------------        -------------
Total Assets........................................................................       $    696,995           $  698,309
                                                                                        ===============        =============

Liabilities and Shareholders' Equity
Current Liabilities:
      Current portion of long-term debt...............................................     $     34,562           $   25,753
      Accounts payable................................................................           45,199               42,337
      Accrued expenses and other......................................................           34,924               47,114
                                                                                        ---------------        -------------
          Total current liabilities...................................................          114,685              115,204
                                                                                        ---------------        -------------

Long-Term Debt, net of current portion..............................................            296,079              331,898
Deferred Income Taxes, net..........................................................             22,352               15,985
Other...............................................................................              1,693                3,594
                                                                                        ---------------        -------------
          Total long-term liabilities.................................................          320,124              351,477
                                                                                        ---------------        -------------

Shareholders' Equity:
      Preferred shares, without par value, 5,000 authorized, none issued..............               --                   --
      Common shares, without par value, 60,000 authorized, 22,397 issued
          and outstanding at December 31, 2000 and 1999, stated at....................               --                   --
      Additional paid-in capital......................................................          141,506              141,506
      Retained earnings...............................................................          123,211               90,502
      Accumulated other comprehensive loss............................................           (2,531)                (380)
                                                                                        ---------------        -------------
          Total shareholders' equity..................................................          262,186              231,628
                                                                                        ---------------        -------------
Total Liabilities and Shareholders' Equity..........................................       $    696,995           $  698,309
                                                                                        ===============        =============


       The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                       STONERIDGE, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)


                                                                               For the years ended December 31,
                                                                               --------------------------------
                                                                            2000             1999             1998
                                                                        -------------    -------------    -------------
Net Sales.......................................................        $  667,192       $  675,221       $  503,821

Costs and Expenses
      Cost of goods sold........................................           496,080          487,349          379,582
      Selling, general and administrative.......................            95,946           90,567           67,517
                                                                        -------------    -------------    -------------

Operating Income................................................            75,166           97,305           56,722

      Interest expense, net.....................................           (29,492)         (30,741)            (686)
      Other income, net.........................................             1,120              458               --
                                                                        -------------    -------------    -------------

Income Before Income Taxes......................................            46,794           67,022           56,036

      Provision for income taxes................................            14,085           25,850           22,636
                                                                        -------------    -------------    -------------

Net Income......................................................        $   32,709       $   41,172       $   33,400
                                                                        =============    =============    =============

Basic and Diluted Net Income per Share..........................        $     1.46       $     1.84       $     1.49
                                                                        =============    =============    =============
Weighted Average Shares Outstanding.............................            22,397           22,397           22,397
                                                                        =============    =============    =============


       The accompanying notes to consolidated financial statements are an integral part of these statements.

                       STONERIDGE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)



                                                                                 For the years ended December 31,
                                                                                 --------------------------------
                                                                             2000              1999              1998
                                                                         -----------       ----------        -----------
Operating Activities:
Net income......................................................         $    32,709       $   41,172        $    33,400
Adjustments  to  reconcile  net  income to net cash from
operating activities--
    Depreciation and amortization...............................              28,680           27,850             14,422
    Deferred income taxes.......................................               7,166            8,900             (1,702)
    Gain on sale of fixed assets................................                (995)              --                 --
    Changes in operating assets and liabilities--
       Accounts receivable, net.................................               5,577           (5,213)            (7,162)
       Inventories..............................................              (5,905)          (3,615)            (1,918)
       Prepaid expenses and other...............................              (4,242)          (6,937)             1,761
       Other assets, net........................................              (2,142)          (1,015)            (3,854)
       Accounts payable.........................................               4,292           (8,793)             4,004
       Accrued expenses and other...............................             (12,738)          (8,181)             7,037
                                                                         -----------       ----------        -----------
         Net cash from operating activities.....................              52,402           44,168             45,988
                                                                         -----------       ----------        -----------

Investing Activities:
Capital expenditures............................................             (28,720)         (17,589)           (10,919)
Proceeds from sale of fixed assets..............................               2,176               --              3,758
Business acquisitions and other.................................                 786          (34,209)          (361,520)
                                                                         -----------       ----------        -----------
         Net cash from investing activities.....................             (25,758)         (51,798)          (368,681)
                                                                         -----------       ----------        -----------

Financing Activities:
Shareholder distributions paid..................................                  --               --             (2,600)
Proceeds from long-term debt....................................                  --            5,114              1,286
Repayments of long-term debt....................................              (1,308)            (168)            (8,469)
Net borrowings (repayments) under credit agreement..............             (23,191)           4,712            341,729
Debt issuance costs.............................................                  --               --             (8,615)
                                                                         -----------       ----------        -----------
         Net cash from financing activities.....................             (24,499)           9,658            323,331
                                                                         -----------       ----------        -----------

Effect of exchange rate changes on cash and cash equivalents....                (475)              20               (100)
                                                                         -----------       ----------        -----------

Net change in cash and cash equivalents.........................               1,670            2,048                538
Cash and cash equivalents at beginning of period................               3,924            1,876              1,338
                                                                         -----------       ----------        -----------
Cash and cash equivalents at end of period......................         $     5,594       $    3,924        $     1,876
                                                                         ===========       ==========        ===========

Supplemental disclosure of cash flow information
Cash paid for interest..........................................         $    27,698       $   29,967        $       952
                                                                         ===========       ==========        ===========
Cash paid for income taxes......................................         $    14,761       $   16,180        $    22,979
                                                                         ===========       ==========        ===========

       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                       STONERIDGE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                (in thousands)

                                                                                                     Accumulated
                                                                   Additional                            Other
                                                        Number       Paid in      Retained          Comprehensive     Comprehensive
                                                      of shares      Capital      Earnings               Loss             Income
                                                      ---------    ----------     ---------         -------------     -------------
BALANCE, DECEMBER 31, 1997                              22,397     $  141,506     $  15,930           $    (226)

Net income...................................               --             --        33,400                  --     $        33,400
Other comprehensive income:
   Currency translation adjustments                         --             --            --                 (68)                (68)
                                                      --------     ----------     ---------           ---------     ---------------
         Comprehensive income................                                                                       $        33,332
                                                                                                                    ===============

BALANCE, DECEMBER 31, 1998                              22,397        141,506        49,330                (294)

Net income...................................               --             --        41,172                  --     $        41,172
Other comprehensive income:
   Currency translation adjustments                         --             --            --                 (86)                (86)
                                                      --------     ----------     ---------           ---------     ---------------
         Comprehensive income................                                                                       $        41,086
                                                                                                                    ===============

BALANCE, DECEMBER 31, 1999                              22,397        141,506        90,502                (380)

Net income...................................               --             --        32,709                  --     $        32,709
Other comprehensive income:
   Currency translation adjustments                         --             --            --              (2,151)             (2,151)
                                                      --------     ----------     ---------           ---------     ---------------
         Comprehensive income................                                                                       $        30,558
                                                                                                                    ===============

BALANCE, DECEMBER 31, 2000                              22,397     $  141,506     $ 123,211           $  (2,531)
                                                      ========     ==========     =========           =========

       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                       STONERIDGE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  (in thousands, except share and per share data, unless otherwise indicated)

1. Organization and Nature of Business

     Stoneridge, Inc. (Stoneridge) and its subsidiaries are independent designers and manufacturers of engineered electrical and electronic components, modules and systems for the automotive, medium and heavy-duty truck, agricultural, and off-road vehicle markets.

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

Accounts Receivable Concentrations

     Revenues are principally generated from the automotive, medium and heavy-duty truck, and agricultural vehicle markets. Due to the nature of these industries, a significant portion of sales and related accounts receivable are concentrated in a relatively low number of customers. In 2000, the top three customers accounted for approximately 18%, 17% and 17% of net sales, while the top five customers accounted for 66% of net sales. The top four customers accounted for approximately 21%, 18%, 17% and 10% of the Company's 1999 net sales, and its top five customers accounted for approximately 74% of its 1999 net sales. Accounts receivable from the Company's five largest customers aggregated approximately $47,876 and $58,685 at December 31, 2000 and 1999, respectively.

Inventories

     Cost is determined by the last-in, first-out (LIFO) method for approximately 77% and 78% of the Company's inventories at December 31, 2000 and 1999, respectively, and by the first-in, first-out (FIFO) method for all other inventories. Inventory cost includes material, labor and overhead. Inventories consist of the following at December 31:

                                                2000           1999
                                             ---------       ---------
                Raw materials                $  45,552       $  42,876
                Work in progress                 9,369           9,636
                Finished goods                  15,261          13,400
                Less: LIFO reserve                 (23)           (211)
                                             ---------       ---------
                   Total                     $  70,159       $  65,701
                                             =========       =========

                       STONERIDGE, INC. AND SUBSIDIARIES

  (in thousands, except share and per share data, unless otherwise indicated)

Property, Plant and Equipment

     Property, plant and equipment are recorded at cost and consist of the following at December 31:

                                                  2000            1999
                                               ---------       ---------
           Land and land improvements          $   5,560       $   5,816
           Buildings and improvements             43,855          44,719
           Machinery and equipment                89,345          73,131
           Office furniture and fixtures          20,825          17,303
           Tooling                                38,350          31,613
           Vehicles                                1,115           1,125
           Leasehold improvements                  1,110           1,043
                                               ---------       ---------
                                                 200,160         174,750
           Less: Accumulated depreciation
           and amortization                       86,305          68,587
                                               ---------       ---------
                                               $ 113,855       $ 106,163
                                               =========       =========
     Depreciation is provided by both the straight-line and accelerated methods over the estimated useful lives of the assets. Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was $18,218, $17,057 and $11,779,
respectively. Depreciable lives within each property classification are as follows:

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

Goodwill and Other Intangibles

     Goodwill and other intangibles, net, which result principally from acquisitions, consist of the following at December 31:

                                         Estimated
                                        Useful Life      2000        1999
                                       ------------   ---------   ----------
        Goodwill                          40 years     $354,912    $ 365,845
        Patents                         6-13 years        2,614        2,975
        Non-compete agreements             2 years           --          445
                                                      ---------   ----------
                                                       $357,526    $ 369,265
                                                      =========   ==========

                       STONERIDGE, INC. AND SUBSIDIARIES

  (in thousands, except share and per share data, unless otherwise indicated)

     Goodwill and other intangibles are presented net of accumulated amortization of $28,653 and $19,215 as of December 31, 2000 and 1999, respectively. Goodwill and other intangible asset amortization expense totaled approximately $10,462, $10,793, and $2,643 in 2000, 1999 and 1998, respectively.
The Company regularly evaluates its accounting for goodwill and other intangible assets. No impairment charges were recorded in 2000, 1999 and 1998. Impairment would be recognized when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Measurement of the amount of impairment would be based on appraisal, market value of similar assets or estimated discounted future cash flows resulting from the use and ultimate disposition of the asset.

Accrued Expenses and Other Current Liabilities

     Accrued expenses and other current liabilities consist of the following at December 31:

                                                     2000       1999
                                                  --------   --------
              Compensation-related obligations    $ 14,028   $ 13,861
              Insurance-related obligations          8,036      7,441
              Income taxes                              --      3,401
              Other                                 12,860     22,411
                                                  --------   --------
                                                  $ 34,924   $ 47,114
                                                  ========   ========

Income Taxes

     The Company accounts for income taxes, using the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." Deferred income taxes reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not.

Currency Translation Adjustment

     The financial statements of foreign subsidiaries, where the local currency is the functional currency, are translated into U.S. dollars using exchange rates in effect at the period end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from translation of financial statements are reflected as accumulated other comprehensive loss.

     The financial statements of foreign subsidiaries, where the U.S. dollar is the functional currency and which have certain transactions denominated in a local currency, are re-measured as if the functional currency were the U.S. dollar. The re-measurement of local currencies into U.S. dollars creates translation adjustments which are included in net income. All translation and transaction activities were insignificant in 2000, 1999 and 1998.

Revenue Recognition

     The Company recognizes revenues from the sale of products at the point of passage of title, which is generally at the time of shipment. Revenue is recognized in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements."

                       STONERIDGE, INC. AND SUBSIDIARIES

  (in thousands, except share and per share data, unless otherwise indicated)

Product Development Expenses

     Expenses associated with the development of new products and changes to existing products are charged to expense as incurred. The costs amounted to $26,750, $21,976 and $17,418 in 2000, 1999 and 1998, respectively.

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

Financial Instruments and Derivative Financial Instruments

     Financial instruments held by the Company include cash and cash equivalents, accounts receivable, accounts payable, long-term debt, interest rate swap agreements and forward currency contracts. The carrying value of cash and cash equivalents, accounts receivable and accounts payable is considered to be representative of fair value because of the short maturity of these instruments. The fair values of borrowings under the long-term debt facilities are based on rates available to the Company for debt with comparable terms and maturities. Refer to Note 10 for fair value disclosures of the interest rate swaps and currency forward contracts.

Accounting Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including certain self-insured risks and liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Since actual results could differ from those estimates, the Company revises its estimates and assumptions as new information becomes available.

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

Impairment of Assets

     The Company reviews its long-lived assets and identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded in 2000, 1999 and 1998. Measurement of the amount of impairment may be based on appraisal, market values of similar assets or estimated discounted future cash flows resulting from the use and ultimate disposition of the asset.

                       STONERIDGE, INC. AND SUBSIDIARIES

  (in thousands, except share and per share data, unless otherwise indicated)

Comprehensive Income

     During 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income," which established standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined as all changes in a company's net assets except changes resulting from transactions with shareholders. Comprehensive income differs from net income in that certain items currently recorded directly to shareholders' equity are included in comprehensive income.

Accounting Standards

     The Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS 138) in the first quarter of its fiscal year ending 2001. SFAS 133 establishes new accounting and reporting standards for derivatives and hedging activities. In accordance with the standard, the Company will prospectively recognize the fair value of its derivative instruments as assets or liabilities in its consolidated balance sheet once SFAS 133 is adopted. The offset will be reflected as other comprehensive income or in earnings, depending upon the achievement of hedge accounting criteria. The adoption of this standard does not significantly affect the Company's balance sheet, shareholders' equity position or statements of income at the time of adoption.

     Effective January 1, 2000 the Company adopted EITF 99-5, "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements." EITF 99-5 established new accounting rules for costs related to the design and development of products and for costs incurred to develop molds, dies and other tools to be used to produce products that will be sold under long-term supply agreements. The Company elected to adopt the requirements of EITF 99-5 on a prospective basis, as permitted. In accordance with the criteria set forth in EITF 99-5, the Company is now required to expense as incurred certain costs that were previously capitalized. The adoption of EITF 99-5 did not have a significant impact on the Company's financial statements during the year ended December 31, 2000.

     In December 1999, the Securities and Exchange Commission issued SAB 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to the recognition, presentation and disclosure of revenue in financial statements. The Company adopted the provisions of this bulletin in 2000. The adoption did not impact the Company's recognition of revenue in 2000.

Reclassifications

     Certain prior year amounts have been reclassified to conform to their 2000 presentation in the consolidated financial statements.

3. Acquisitions

     On August 27, 1999, the Company purchased all the outstanding shares of TVI Europe, Limited (TVI) for approximately $20,700. TVI is a United Kingdom manufacturer of vehicle information and management systems for the European commercial vehicle market. The transaction was accounted for as a purchase. The excess of the purchase price over the fair value of assets acquired, totaling approximately $17,400 is being amortized over 40 years on a straight-line basis. The purchase price was funded with proceeds from the credit agreement discussed in Note 5. The results of operations of TVI are included in the accompanying financial statements from the date of acquisition.

     On March 6, 1999, the Company purchased certain assets and assumed certain liabilities of Delta Schoeller, Limited (Delta) for approximately $12,200. Delta is a United Kingdom manufacturer of switches for the automotive industry. The transaction was accounted for as a purchase. The purchase price was funded with proceeds from the credit agreement discussed in Note 5. The results of operations of Delta are included in the accompanying financial statements from the date of acquisition.

                       STONERIDGE, INC. AND SUBSIDIARIES

  (in thousands, except share and per share data, unless otherwise indicated)

         On December 31, 1998, the Company purchased all of the outstanding common shares of Hi-Stat Manufacturing Company, Inc. (Hi-Stat) for approximately $361,500. Hi-Stat manufactures engineered sensors, switches and solenoids for the automotive industry. The transaction was accounted for as a purchase. Accordingly, the assets acquired and liabilities assumed of Hi-Stat were included in the consolidated balance sheet as of December 31, 1998. The purchase price was funded with cash on hand and with proceeds from the credit agreement discussed in Note 5. All assets acquired and liabilities assumed were stated at fair value. The purchase price paid in excess of identifiable net assets was allocated to goodwill. The components of intangible assets included in the allocation of purchase price, along with the related straight-line amortization periods, are:

                                                               Amortization
                                                    Amount    Period (years)
                                                    ------    --------------
                   Non-compete agreements         $    590           2
                   Patents                           2,580        6-13
                   Goodwill                        312,616          40

         The results of operations of Hi-Stat are included in the accompanying financial statements from the date of acquisition.

         The unaudited pro forma consolidated results of operations as though Hi-Stat had been acquired at the beginning of fiscal 1998 are as follows:

                                                        1998
                                                        ----
                   Net sales                         $ 659,151
                   Operating income                  $  73,269
                   Net income                        $  24,736
                   Basic and diluted net income per
                   share                             $    1.10

         The pro forma data do not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and are not intended to be a projection of future results. The pro forma amounts reflect the results of operations for the Company, Hi-Stat and the pertinent purchase accounting and other adjustments for the periods presented.

4.  Investments

         The Company has a 50% interest in PST Industria Eletronica da Amazonia Ltda. (PST), a Brazilian electronic components business that specializes in electronic vehicle security devices. The investment is accounted for under the equity method of accounting. The Company has loaned PST $5,000, which was used for the repayment of existing debt. The note is secured by certain assets of PST.

         The Company has also entered into two joint venture agreements with Connecto AB, a Swedish manufacturer of power distribution systems. Pursuant to the terms of the agreements, the Company has a 79% interest in a Brazilian joint venture and a 40% interest in a European joint venture. The Brazilian joint venture is consolidated with the results of the Company and the European joint venture is accounted for under the equity method of accounting. As of December 31, 2000, the Company incurred costs of approximately $3,132 related to these joint ventures. The joint ventures are establishing production facilities in Brazil and Europe for the purpose of manufacturing and selling power distribution systems in South America and Europe, respectively.

                       STONERIDGE, INC. AND SUBSIDIARIES

  (in thousands, except share and per share data, unless otherwise indicated)

5.   Long-Term Debt

         The Company has a $425.0 million credit agreement with a bank group. The credit agreement, as amended on May 25, 2000, has the following components: a $100.0 million revolving facility including a $5.0 million swing line facility, a $150.0 million term facility, and a $175.0 million term facility. The $100.0 million revolving facility and the $150.0 million term facility expire on December 31, 2003 and require a commitment fee of 0.37% to 0.50% on the unused balance. The revolving facility permits the Company to borrow up to half its borrowings in specified foreign currencies. Interest is payable quarterly at either (i) the prime rate plus a margin of 0.00% to 1.00% or (ii) LIBOR plus a margin of 1.25% to 2.50%, depending upon the Company's ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization, as defined. The $5.0 million swing line facility expires on December 31, 2003. Interest is payable monthly at an overnight money market borrowing rate. The $175.0 million term facility expires on December 31, 2005. Interest is payable quarterly at either (i) the prime rate plus a margin of 2.00% or (ii) LIBOR plus a margin of 3.50%.

         The weighted average interest rate in effect for the years ended December 31, 2000, 1999 and 1998 was approximately 7.75%, 8.40% and 7.10%, respectively, including the effects of the interest rate swap agreements.

         Long-term debt consists of the following at December 31:

                                                       2000           1999
                                                    ----------    -----------

               Borrowings under credit agreement     $323,670       $ 346,862
               Borrowings payable to foreign banks      4,826           7,917
               Other                                    2,145           2,872
                                                    ----------    ------------
                                                      330,641         357,651
               Less: Current portion                   34,562          25,753
                                                    ----------    ------------
                                                    $ 296,079       $ 331,898
                                                    ==========    ============


         The credit agreement contains various covenants that require, among other things, the maintenance of certain minimum amounts of consolidated net worth and consolidated EBITDA and certain specified ratios of consolidated total debt to consolidated EBITDA, interest coverage and fixed charge coverage. Restrictions also include limits on capital expenditures and dividends. The Company was in compliance with these covenants, which were amended on January 26, 2001.

         Future maturities of long-term debt as of December 31, 2000 are as follows:

                 2001                        $ 34,562
                 2002                          39,572
                 2003                          91,851
                 2004                          45,000
                 2005                         119,656

         The credit agreement requires certain debt prepayments based upon the achievement of defined levels of EBITDA.

                       STONERIDGE, INC. AND SUBSIDIARIES

  (in thousands, except share and per share data, unless otherwise indicated)

6.   Income Taxes

         The provisions for income taxes included in the accompanying financial statements represent federal, state and foreign income taxes. The provision for income taxes consists of the following for the years ended December 31:

                                      2000           1999            1998
                                   -----------    -----------     -----------
           Current:
           Federal                  $  3,003      $ 12,281        $ 20,414
           State and foreign           2,763         3,966           3,924
                                   -----------    -----------     -----------
                                       5,766        16,247          24,338
                                   -----------    -----------     -----------
           Deferred:
           Federal                     7,602         8,618          (1,489)
           State and foreign             717           985            (213)
                                   -----------    -----------     -----------
                                       8,319         9,603          (1,702)
                                   -----------    -----------     -----------
           Total                   $  14,085      $ 25,850        $ 22,636
                                   ===========    ===========     ===========

         A reconciliation of the Company's effective income tax rate to the statutory federal tax rate for 2000, 1999 and 1998 is as follows:

                                                            2000       1999        1998
                                                          ---------- ---------- ----------
          Statutory U.S. federal income tax rate              35.0%     35.0%      35.0%
          State income taxes, net of federal tax benefit       1.5       3.0        4.7
          Tax credits                                         (1.0)       --         --
          Goodwill amortization                                0.5       0.7        0.8
          Foreign sales corporation                           (3.8)     (1.4)      (1.0)
          Foreign losses                                      (2.4)       --         --
          Other items                                          0.3       1.3        0.9
                                                          ---------- ---------- ----------
          Effective income tax rate                           30.1%     38.6%      40.4%
                                                          ========== ========== ==========

         Unremitted earnings of foreign subsidiaries are $9,529 as of December 31, 2000. Because these earnings have been indefinitely reinvested in foreign operations, no provision has been made for U.S. income taxes. It is impracticable to determine the amount of unrecognized deferred taxes with respect to these earnings; however, foreign tax credits should be available to reduce U.S. income taxes in the event of a distribution.

         Deferred tax assets and liabilities consist of the following at December 31:

                                                       2000           1999
                                                    -----------    ------------
              Deferred tax assets:
                   Inventories                      $   2,275      $   2,001
                   Employee benefits                    2,863          2,468
                   Insurance                            2,922          3,134
                   Other nondeductible reserves         7,615          6,884
                                                    -----------    ------------
              Gross deferred tax assets                15,675         14,487

              Deferred tax liabilities:
                   Depreciation and amortization      (24,515)       (16,614)
                   Other                               (3,295)        (3,294)
                                                    -----------    ------------
              Gross deferred tax liabilities          (27,810)       (19,908)
                                                    -----------    ------------

              Net deferred tax liability            $ (12,135)     $  (5,421)
                                                    ===========    ============

                       STONERIDGE, INC. AND SUBSIDIARIES

  (in thousands, except share and per share data, unless otherwise indicated)

7.   Operating Lease Commitments

         The Company leases equipment, vehicles and buildings from third parties under operating lease agreements.

         The Company also leases some of its facilities from certain related parties. The leases are accounted for as operating leases and are for various terms with additional renewal options. The Company is generally responsible for repairs and maintenance, taxes and insurance.

         For the years ended December 31, 2000, 1999 and 1998, lease expense totaled $3,576, $3,620 and $3,015, under these agreements including related party lease expense of $575, $465 and $451, respectively.

         Future minimum operating lease commitments at December 31, 2000 are as follows:

                                Third         Related
                                Party          Party
                             ------------    -----------

              2001           $   2,851       $     489
              2002               2,380             460
              2003               1,760             460
              2004                 221             382
              2005                 209             403
              Thereafter            --           1,610


8.   Share Option Plans

         In October 1997, the Company adopted a Long-Term Incentive Plan (Incentive Plan). The Company has reserved 1,000,000 Common Shares for issuance under the Incentive Plan. Under the Incentive Plan, the Company has granted cumulative options to purchase 661,000 Common Shares to management with exercise prices equal to the fair market value of the Company's Common Shares at the date of grant. The options vest from one to five years after the date of grant.

         Information relating to the Company's outstanding options is as follows:

                                                                                             Weighted
                                                        Share          Excercise              Average
                                                       Options           Prices           Exercise Price
                                                   ---------------- ------------------- ----------------------
           Outstanding at December 31, 1997              498,000      $16.44-17.50             $17.48
               Forfeited in 1998                          (6,000)         17.50                 17.50
                                                   ----------------
           Outstanding at December 31, 1998              492,000       16.44-17.50              17.48
               Granted in 1999                           103,000          14.72                 14.72
               Forfeited in 1999                         (14,000)      14.72-17.50              16.31
                                                   ----------------
           Outstanding at December 31, 1999              581,000       14.72-17.50              17.02
               Granted in 2000                            60,000          7.82                   7.82
               Forfeited in 2000                         (65,000)      14.72-17.50              17.07
                                                   ----------------
           Outstanding at December 31, 2000              576,000       7.82-17.50               16.05
                                                   ================

         Of the options issued and outstanding under the Incentive Plan, 429,000 are currently exercisable as of December 31, 2000.

                       STONERIDGE, INC. AND SUBSIDIARIES

  (in thousands, except share and per share data, unless otherwise indicated)

         The following pro forma information regarding net income and net income per share is required by SFAS 123, and has been determined as if the Company had accounted for its share options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                         2000             1999          1998
                                  ----------------- ---------------- -----------
          Risk-free interest rate    6.09 - 6.14%      5.29-5.32%    5.97-6.16%
          Expected dividend yield       0.00%            0.00%         0.00%
          Expected lives           7.5 - 8.5 years  7.5 - 8.5 years  7.5 years
          Expected volatility      38.54 - 39.00%       33.90%         33.19%

         The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected share price volatility. Because the Company's share options have characteristics significantly different from traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its share options.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net earnings per share is as follows:

                                                                       2000          1999            1998
                                                                  ------------- --------------- --------------
         Net income - as reported                                  $   32,709     $    41,172    $   33,400
         Net income - pro forma                                    $   32,381     $    39,302    $   31,236

         Basic and diluted net income per share - as reported      $     1.46     $      1.84    $     1.49
         Basic and diluted net income per share - pro forma        $     1.45     $      1.75    $     1.39

9.   Employee Benefit Plans

         The Company has certain defined contribution profit sharing and 401(k) plans covering substantially all of the employees. Company contributions are generally discretionary; however, a portion of these contributions are based upon a percentage of employee compensation, as defined in the plans. The Company's policy is to fund all benefit costs accrued. There are no unfunded prior service costs. For the years ended December 31, 2000, 1999 and 1998, contributions amounted to $3,479, $6,310 and $3,149, respectively.

         The Company does not provide any other material retirement, postretirement or postemployment benefits to its employees.

10.  Fair Value of Financial Instruments

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

                       STONERIDGE, INC. AND SUBSIDIARIES

  (in thousands, except share and per share data, unless otherwise indicated)

         The Company uses derivative financial instruments to reduce exposures to market risks resulting from fluctuations in interest rates and currency rates. The Company does not enter into financial instruments for trading purposes. Management believes that its use of these instruments to reduce risk is in the Company's best interest.

         Derivative financial instruments as of December 31, 2000 and 1999, include the following interest rate swap agreements:

                                                       Expected
               Notional Amount          Fixed Rate     Maturity
             2000          1999           Paid           Date
             ----          ----           ----           ----

           $    --     $ 63,425        6.50-7.75%   Dec. 29, 2000
                --       63,425        6.50-7.75    Dec. 29, 2000
                --       86,625           8.15      Dec. 31, 2000
                --       86,625           8.15      Dec. 31, 2000
            54,375           --           6.76      Dec. 31, 2002
            85,750           --           6.77      Dec. 31, 2002


         The fair market value of these interest rate swap agreements, which was estimated based on quoted market sources, approximated a net payable of $2,500 and a net receivable of $4,025, at December 31, 2000 and 1999, respectively.

         The interest rate swap agreements require the Company to pay a fixed interest rate to counterparties while receiving a floating interest rate based on LIBOR. The fixed rate paid to the counterparties is dependent on the Company's ratio of consolidated total debt to consolidated EBITDA as defined by the Company's $425,000 credit agreement discussed in Note 5. The counterparties to each of the interest rate swap agreements are major commercial banks. Management believes that losses related to credit risk are remote.

         The Company also entered into a foreign currency forward contract to purchase $10.5 million of Swedish Krona to satisfy Krona denominated debt obligations. The estimated fair value of the forward at December 31, 2000, per quoted market sources, was not materially different from the carrying value.

11.  Commitments and Contingencies

         In the ordinary course of business, the Company is involved in various legal proceedings, workers' compensation and product liability disputes. The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of operations or the financial position of the Company.

12.  Geographic Areas

         Effective January 1, 1998, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 requires the financial statement disclosures for operating segments, products and services, and geographic areas. The Company operates in one business segment based on the aggregation criteria set forth in SFAS 131.

                       STONERIDGE, INC. AND SUBSIDIARIES

  (in thousands, except share and per share data, unless otherwise indicated)

         The following table presents net sales and non-current assets for each of the geographic areas in which the Company operates:

                                         2000            1999          1998
                                     ------------    ------------   ----------
         Net sales:
                North America        $  579,877      $ 599,309      $ 456,813
                Europe and other         87,315         75,912         47,008
                                     ------------    ------------   ----------
                Total                $  667,192      $ 675,221      $ 503,821
                                     ============    ============   ==========

         Non-current assets:
                North America        $  446,744      $ 452,774      $ 458,679
                Europe and other         55,497         53,219         21,971
                                     ------------    ------------   ----------
                Total                $  502,241      $ 505,993      $ 480,650
                                     ============    ============   ==========


13.  Unaudited Quarterly Financial Data

         The following is a condensed summary of actual quarterly results of operations for 2000 and 1999:

                                                                      Quarter Ended
                                               ------------------------------------------------------------
                                                Dec. 31         Sep. 30          June 30         Mar. 31
                                               -----------    -------------    ------------     -----------
                                                          (in millions, except per share data)
    2000
    Net sales                                  $    146.4     $    153.8       $     182.8      $   184.2
    Gross profit                                     30.7           38.0              50.7           51.7
    Operating income                                  7.9           15.4              25.2           26.6
    Net income                                 $      1.1     $      7.5       $      11.6      $    12.5
                                               ===========    =============    ============     ===========
    Basic and diluted net income per share     $     0.05     $     0.34       $      0.52      $    0.56
                                               ===========    =============    ============     ===========
    1999
    Net sales                                  $    162.5     $    157.0       $     178.0      $   177.7
    Gross profit                                     44.6           44.0              49.8           49.5
    Operating income                                 23.9           21.5              25.7           26.2
    Net income                                 $     10.5     $      8.7       $      11.2      $    10.8
                                               ===========    =============    ============     ===========
    Basic and diluted net income per share     $     0.47     $     0.39       $      0.50      $    0.48
                                               ===========    =============    ============     ===========

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Stoneridge, Inc.:

         We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Stoneridge, Inc. and Subsidiaries included in this Form 10-K, and have issued our report thereon dated January 23, 2001. Our audits were made for the purpose of forming an opinion on those financial statements taken as a whole. The schedule on page 34 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                             ARTHUR ANDERSEN LLP

Cleveland, Ohio,
January 23, 2001.

                       STONERIDGE, INC. AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                (in thousands)


                                                              Liabilities
                                    Balance at   Charged to    Assumed in
                                    Beginning    Costs and      Purchase                     Balance at
                                    of Period     Expenses     Accounting     Write-offs    End of Period
                                    ---------     --------     ----------     ----------    -------------
Allowance for doubtful accounts:
    Year ended December 31, 1998   $     231    $    254     $      545      $       24     $    1,006
    Year ended December 31, 1999       1,006         728            125             310          1,549
    Year ended December 31, 2000       1,549       1,356             --             248          2,657

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

                                   PART III.


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 is incorporated by reference to the information under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 7, 2001, and the information under the heading "Executive Officers" in Part I of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated by reference to the information under the heading "Executive Compensation" contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 7, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is incorporated by reference to the information under the heading "Security Ownership of Certain Beneficial Owners and Management" contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 7, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is incorporated by reference to the information under the heading "Certain Relationships and Related Transactions" contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 7, 2001.

                                   PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this Form 10-K.

                                                                                          Page in
                                                                                         Form 10-K
                                                                                         ---------
     1.  Consolidated Financial Statements:
         Report of Independent Public Accountants                                            16
         Consolidated Balance Sheets as of December 31, 2000 and 1999                        17
         Consolidated Statements of Income for the years ended December 31, 2000, 1999
         and 1998                                                                            18
         Consolidated Statements of Cash Flows for the years ended December 31, 2000,
         1999 and 1998                                                                       19
         Consolidated Statements of Shareholders' Equity for the years ended December
         31, 2000, 1999 and 1998                                                             20
         Notes to Consolidated Financial Statements                                          21

     2.  Financial Statement Schedules:
         Report of Independent Public Accountants                                            33
         Schedule II - Valuation and Qualifying Accounts                                     34


     All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     (b) The following reports on Form 8-K were filed during the quarter ended December 31, 2000.

          None.

     (c) The exhibits listed on the Index to Exhibits on page 38 are filed with this Form 10-K or incorporated by reference as set forth below.

     (d)  Additional Financial Statement Schedules.

          None.

                               INDEX TO EXHIBITS

Exhibit
Number                                Exhibit
------                                -------

  3.1 Proposed Form of Second Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (No. 333-33285)).
  3.2 Proposed Form of Amended and Restated Code of Regulations of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (No. 333-33285)).
  4.1 Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).
 10.1 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (No. 333-33285)).
 10.2 Lease Agreement between Industrial Development Associates and the Alphabet Division, with respect to the Company's Mebane, North Carolina facility (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31,
          1999).
 10.3 Lease Agreement between Stoneridge, Inc. and Alphabet, Inc., with respect to the Company's division headquarters for the Alphabet Division (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).
 10.4 Contract Manufacturing Agreement dated January 3, 1993 with a division of General Motors (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (No. 333-33285)).
 10.5 Share Exchange Agreement relating to the Berifors Acquisition (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (No. 333-33285)).
 10.6 Joint Venture and Shareholders' Agreements and Cooperation Agreement with Connecto AB (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (No. 333-33285)).
 10.7 Credit Agreement dated as of December 30, 1998 among Stoneridge, Inc., as Borrower, the Lending Institutions Named Therein, as Lenders, DLJ Capital Funding, Inc., as Syndication Agent, National City Bank as Administrative Agent and Collateral Agent, PNC Bank, NA as Documentation Agent (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31,
          1998).
 10.8 Amendment No. 1 dated as of January 28, 1999 to Credit Agreement dated as of December 30, 1998 among Stoneridge, Inc. as Borrower, the Lenders named therein as Lenders, DLJ Capital Funding, Inc. as Syndication Agent, National City Bank as a Lender, a Letter of Credit Issuer, the Administrative Agent and the Collateral Agent, PNC Bank NA as Documentation Agent (incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
 10.9 Amendment No. 2 dated as of September 7, 1999 to Credit Agreement dated as of December 30, 1998 among Stoneridge, Inc. as Borrower, the Lenders named therein as Lenders, DLJ Capital Funding, Inc. as Syndication Agent, National City Bank as a Lender, a Letter of Credit Issuer, the Administrative Agent and the Collateral Agent, PNC Bank NA as Documentation Agent (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
10.10 Amendment No. 3 dated as of May 25, 2000 to Credit Agreement dated as of December 30, 1998 among Stoneridge, Inc. as Borrower, the Lenders named therein as Lenders, DLJ Capital Funding, Inc. as Syndication Agent, National City Bank as a Lender, a Letter of Credit Issuer, the Administrative Agent and the Collateral Agent, PNC Bank NA as Documentation Agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
          2000).

10.11 Amendment No. 4 dated as of January 26, 2001 to Credit Agreement dated as of December 30, 1998 among Stoneridge, Inc. as Borrower, the Lenders named therein as Lenders, DLJ Capital Funding, Inc. as Syndication Agent, National City Bank as a Lender, a Letter of Credit Issuer, the Administrative Agent and the Collateral Agent, PNC Bank NA as Documentation Agent, filed herewith.
10.12 Agreement with DAV (Labinal) dated June 9, 1994 (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (No. 333-33285)).
10.13 Proposed Form of Tax Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (No. 333-33285)).
10.14 Agreement for the Purchase and Sale of Quotas of P.S.T. Industria Eletronica da Amazonia Ltda dated October 29, 1997(incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).
10.15 Quotaholders' Agreement among Marcos Ferretti, Sergio De Cerqueira Leite, Stoneridge, Inc. and P.S.T. Industria Eletronica da Amazonia Ltda dated October 29, 1997 (incorporated by reference to Exhibit
          10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).
10.16 Stock Purchase Agreement by and among Stoneridge, Inc. and the Shareholders of Hi-Stat Manufacturing Co., Inc., dated as of December 7, 1998 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K as of December 31, 1998).
10.17     Form of Change in Control Agreement (incorporated by reference to
          Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
21.1      Subsidiaries and Affiliates of the Company, filed herewith.
23.1      Consent of Independent Public Accountants, filed herewith.

                                  SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    STONERIDGE, INC.

     Date:  March 22, 2001          /s/ KEVIN P. BAGBY
                                    --------------------------------------------
                                    Kevin P. Bagby
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

     Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     Date: March 22, 2001            /s/ D.M. DRAIME
                                    --------------------------------------------
                                    D.M. Draime
                                    Chairman of the Board of Directors

     Date: March 22, 2001            /s/ CLOYD J. ABRUZZO
                                    --------------------------------------------
                                    Cloyd J. Abruzzo
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

     Date: March 22, 2001            /s/ AVERY S. COHEN
                                    --------------------------------------------
                                    Avery S. Cohen
                                    Secretary and Director

     Date: March 22, 2001            /s/ RICHARD E. CHENEY
                                    --------------------------------------------
                                    Richard E. Cheney
                                    Director

     Date: March 22, 2001            /s/ SHELDON J. EPSTEIN
                                    --------------------------------------------
                                    Sheldon J. Epstein
                                    Director

     Date: March 22, 2001            /s/  CHARLES J. HIRE
                                    --------------------------------------------
                                    Charles J. Hire
                                    Director

     Date: March 22, 2001            /s/  RICHARD G. LEFAUVE
                                    --------------------------------------------
                                    Richard G. LeFauve
                                    Director

     Date: March 22, 2001            /s/  EARL L. LINEHAN
                                    --------------------------------------------
                                    Earl L. Linehan
                                    Director