Form 10-Q
period 2001-03-31
STONERIDGE INC
filed 2001-05-11
CIK 1043337

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934


For the quarterly period ended March 31, 2001.  Commission file number 001-13337

                               STONERIDGE, INC.
                               ----------------
            (Exact Name of Registrant as Specified in Its Charter)

                 Ohio                           34-1598949
  --------------------------------         -------------------
  (State or Other Jurisdiction of            (I.R.S. Employer
   Incorporation or Organization)          Identification No.)

         9400 East Market Street,
             Warren, Ohio                         44484
----------------------------------------   -------------------
(Address of Principal Executive Offices)        (Zip Code)

                                 (330) 856-2443
               --------------------------------------------------
               Registrant's Telephone Number, Including Area Code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of Common Shares, without par value, outstanding as of May 11, 2001 was 22,397,311.

                    STONERIDGE, INC. AND SUBSIDIARIES

                                  INDEX

                                                                                    Page No.
Part I  Financial Information

   Item 1.  Financial Statements
   Condensed Consolidated Balance Sheets as of March 31, 2001 and
     December 31, 2000                                                                   2
   Condensed Consolidated Statements of Income for the three months
     ended March 31, 2001 and 2000                                                       3
   Condensed Consolidated Statements of Cash Flows for the three
     months ended March 31, 2001 and 2000                                                4
   Notes to Condensed Consolidated Financial Statements                                5-7
   Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                                        8-10
   Item 3.  Quantitative and Qualitative Disclosure About Market Risk                   10

Part II   Other Information                                                          11-12

Signatures                                                                              13

Exhibit Index                                                                           14

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       STONERIDGE, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (in thousands)

                                                                                   March 31,             December 31,
                                                                                     2001                    2000
                                                                             -----------------      -------------------
                                                                                 (Unaudited)              (Audited)
ASSETS
------
CURRENT ASSETS:
 Cash and cash equivalents                                                            $  3,968                 $  5,594
 Accounts receivable, net                                                              102,513                   91,680
 Inventories                                                                            67,488                   70,159
 Prepaid expenses and other                                                             19,688                   17,104
 Deferred income taxes, net                                                             11,760                   10,217
                                                                                      --------                 --------
     Total current assets                                                              205,417                  194,754
                                                                                      --------                 --------

PROPERTY, PLANT AND EQUIPMENT, net                                                     114,072                  113,855
OTHER ASSETS:
 Goodwill and other intangibles, net                                                   355,058                  357,526
 Investments and other                                                                  29,874                   30,860
                                                                                      --------                 --------
TOTAL ASSETS                                                                          $704,421                 $696,995
                                                                                      ========                 ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
 Current portion of long-term debt                                                    $ 37,096                 $ 34,562
 Accounts payable                                                                       46,394                   45,199
 Accrued expenses and other                                                             34,886                   34,924
                                                                                      --------                 --------
     Total current liabilities                                                         118,376                  114,685
                                                                                      --------                 --------

LONG-TERM DEBT, net of current portion                                                 295,876                  296,079
DEFERRED INCOME TAXES, net                                                              24,850                   22,352
OTHER LIABILITIES                                                                        4,867                    1,693
                                                                                      --------                 --------
     Total long-term liabilities                                                       325,593                  320,124
                                                                                      --------                 --------

SHAREHOLDERS' EQUITY:
 Preferred shares, without par value, 5,000 authorized, none issued                         --                       --
 Common shares, without par value, 60,000 authorized, 22,397 issued and
  outstanding at March 31, 2001 and December 31, 2000, stated at                            --                       --
 Additional paid-in capital                                                            141,506                  141,506
 Retained earnings                                                                     126,268                  123,211
 Accumulated other comprehensive loss                                                   (7,322)                  (2,531)
                                                                                      --------                 --------
     Total shareholders' equity                                                        260,452                  262,186
                                                                                      --------                 --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $704,421                 $696,995
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

                       STONERIDGE, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                    (in thousands except for per share data)

                                                                      For the three months ended March 31,
                                                                   ---------------------------------------
                                                                            2001                  2000
                                                                   -----------------      ----------------
NET SALES                                                                   $156,154              $184,211

COST AND EXPENSES:
   Cost of goods sold                                                        118,023               132,549
   Selling, general and administrative expenses                               25,260                25,070
                                                                            --------              --------
        Operating income                                                      12,871                26,592

   Interest expense, net                                                       7,934                 7,931
   Other expense (income), net                                                   197                  (313)
                                                                            --------              --------
INCOME BEFORE INCOME TAXES                                                     4,740                18,974

   Provision for income taxes                                                  1,683                 6,458
                                                                            --------              --------
NET INCOME                                                                  $  3,057              $ 12,516
                                                                            ========              ========
BASIC AND DILUTED NET INCOME PER SHARE                                         $0.14                 $0.56
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

                       STONERIDGE, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                 (in thousands)

                                                                         For the three months
                                                                             ended March 31,
                                                                      ------------------------------
                                                                          2001              2000
                                                                      -----------       ------------
OPERATING ACTIVITIES:
 Net income                                                           $  3,057            $ 12,516
 Adjustments to reconcile net income to net cash from
  operating activities-
   Depreciation and amortization                                         7,147               6,601
   Deferred income taxes                                                   791               1,555
   Changes in operating assets and liabilities-
     Accounts receivable, net                                          (12,525)            (18,417)
     Inventories                                                         1,442              (1,909)
     Prepaid expenses and other                                         (3,279)             (1,552)
     Other assets, net                                                   1,639                 621
     Accounts payable                                                    2,242              10,512
     Accrued expenses and other                                            483               7,581
                                                                      --------            --------
       Net cash from operating activities                                  997              17,508
                                                                      --------            --------

INVESTING ACTIVITIES:
 Capital expenditures                                                   (6,044)             (5,712)
 Other, net                                                                 57                (100)
                                                                      --------            --------
       Net cash from investing activities                               (5,987)             (5,812)
                                                                      --------            --------

FINANCING ACTIVITIES:
 Repayments of long-term debt                                           (1,495)             (1,572)
 Proceeds from long-term debt                                            4,632                  --
 Net (repayments) borrowings under credit agreement                      1,656              (8,413)
 Debt issuance costs                                                    (1,223)                 --
                                                                      --------            --------
       Net cash from financing activities                                3,570              (9,985)
                                                                      --------            --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH                          (206)                (54)
 EQUIVALENTS

NET CHANGE IN CASH AND CASH EQUIVALENTS                                 (1,626)              1,657

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         5,594               3,924
                                                                      --------            --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $  3,968            $  5,581
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

                       STONERIDGE, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                (in thousands)

1. The accompanying condensed consolidated financial statements have been prepared by Stoneridge, Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the Commission). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Commission's rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's 2000 Annual Report to Shareholders.

     The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

2. Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for approximately 76% and 77% of the Company's inventories at March 31, 2001 and December 31, 2000, respectively, and by the first-in, first-out (FIFO) method for all other inventories. Inventory cost includes material, labor and overhead. Inventories consist of the following:

                                         March 31,       December 31,
                                           2001              2000
                                        ---------       ------------
            Raw materials                 $42,152          $45,552
            Work in progress                9,816            9,369
            Finished goods                 15,459           15,261
            LIFO reserve                       61              (23)
                                          -------          -------
            Total                         $67,488          $70,159
                                          =======          =======


3. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS 138). SFAS 133 establishes new accounting and reporting standards for derivatives and hedging activities, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of transactions entered into for hedging purposes. The adoption of SFAS 133 did not result in a cumulative effect adjustment being recorded to net income for the change in accounting. However, the Company recorded a cumulative effect transition adjustment charge of approximately $0.3 million (net of tax) in accumulated other comprehensive loss in the first quarter of 2001.

     The Company uses derivative financial instruments to reduce exposure to market risk resulting from fluctuations in interest rates. The Company does not enter into financial instruments for trading purposes. Management believes that its use of these instruments to reduce risk is in the Company's best interest.

     In order to manage the interest rate risk associated with our debt portfolio, the Company has entered into interest rate swap agreements to manage exposure to changes in interest rates. These agreements require the Company to pay a fixed interest rate to counterparties while receiving a floating interest rate based on LIBOR. The counterparties to each of the interest rate swap agreements are major commercial banks. These agreements mature on or before December 31, 2003 and qualify as cash flow hedges. The total

                       STONERIDGE, INC. AND SUBSIDIARIES

                                  (Unaudited)

                                 (in thousands)


     notional amount of the interest rate swap agreements is $187.5 million.

     Gains and losses on derivatives qualifying as cash flow hedges are recorded in other comprehensive loss to the extent that hedges are effective until the underlying transactions are recognized in earnings. Net losses included in other comprehensive loss as of March 31, 2001, including the transition adjustment, were $1.9 million after tax ($3.5 million pre-tax).

4. Other comprehensive loss includes foreign currency translation adjustments and derivative transactions, net of related tax. Comprehensive (loss) income consists of the following:

                                            March 31,         March 31,
                                             2001              2000
                                            ---------         ---------
          Net income                         $ 3,057           $12,516
          Other comprehensive loss            (4,791)             (626)
                                             -------           -------
          Comprehensive (loss) income        $(1,734)          $11,890
                                             =======           =======


5. The Company has a $425,000 credit agreement with a bank group. The credit agreement, as amended on January 26, 2001 has three components: a $100,000 revolving credit facility including a $5,000 swing line facility, a $150,000 term facility and a $175,000 term facility. The $100,000 revolving facility and the $150,000 term facility expire on December 31, 2003 and require a commitment fee of 0.37% to 0.50% on the unused balance. The revolving facility permits the Company to borrow up to half its borrowings in specified foreign currencies. Interest is payable quarterly at either
     (i) the prime rate plus a margin of 1.25% to 1.50% or (ii) LIBOR plus a margin of 2.75% to 3.00%, depending upon the Company's ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA), as defined. The $5,000 swing line facility expires on December 31, 2003. Interest is payable monthly at the overnight borrowing rate. The $175,000 term facility expires on December 31, 2005. Interest is payable quarterly at either (i) the prime rate plus a margin of 2.25% to 2.50% or (ii) LIBOR plus a margin of 3.75% to 4.00%.

     Long-term debt consists of the following:

                                                    March 31,      December 31,
                                                       2001           2000
                                                    ---------      ----------
          Borrowings under credit agreement          $325,326        $323,670
          Borrowings payable to foreign banks           6,918           4,826
          Other                                           728           2,145
                                                     --------        --------
                                                      332,972         330,641
          Less: Current portion                        37,096          34,562
                                                     --------        --------
                                                     $295,876        $296,079
                                                     ========        ========

                       STONERIDGE, INC. AND SUBSIDIARIES

                                  (Unaudited)

                                 (in thousands)


6. The Company presents basic and diluted earnings per share in accordance with Statement of Financial Accounting Standard No. 128, "Earnings Per Share". Basic earnings per share amounts were computed using weighted average shares outstanding for each respective period. Diluted earnings per share also reflect the weighted average impact from the date of issuance of all potentially dilutive securities during the periods presented, except for the three months ended March 31, 2000 where such inclusion would have had an antidilutive effect. Actual weighted average shares outstanding used in calculating basic and diluted earnings per share were as follows:

                                                          Three Months Ended
                                                               March 31,
                                                         --------------------
                                                           2001         2000
                                                         -------      -------
         Basic weighted average shares outstanding        22,397       22,397
         Effect of dilutive securities                        56           --
                                                          ------       ------
         Diluted weighted average shares outstanding      22,453       22,397
                                                          ======       ======


7. Based on the criteria set forth in Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company operates in one business segment. The following table presents net sales and non-current assets for each of the geographic areas in which the Company operates:

                                               March 31,       March 31,
                                                  2001           2000
                                               ---------       ---------
           Net Sales:
                 North America                  $132,985       $160,576
                 Europe and other                 23,169         23,635
                                                --------       --------
                    Total                       $156,154       $184,211
                                                ========       ========

                                               March 31,     December 31,
                                                  2001           2000
                                               ---------     ------------
           Non-Current Assets:
                 North America                  $443,703       $446,744
                 Europe and other                 55,301         55,497
                                                --------       --------
                    Total                       $499,004       $502,241
                                                ========       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Three Months Ended March 31, 2001 Compared To Three Months Ended March 31, 2000
-------------------------------------------------------------------------------

Net Sales. Net sales for the first quarter of 2001 decreased by $28.0 million, or 15.2%, to $156.2 million from $184.2 million for the same period in 2000. Sales revenues for the quarter were unfavorably impacted by the continued decline in the automotive and commercial vehicle markets.

Sales for the first quarter of 2001 for North America decreased $27.6 million to $133.0 million from $160.6 million for the same period in 2000. North American sales accounted for 85.2% of total sales for the first quarter of 2001 compared with 87.2% for the same period in 2000. Sales for the first quarter of 2001 outside North America decreased $0.4 million to $23.2 million from $23.6 million for the same period in 2000. International sales were unfavorably impacted by foreign currency exchange rates. Sales outside North America accounted for 14.8% of total sales for the first quarter of 2001 compared with 12.8% for the same period in 2000.

Cost of Goods Sold. Cost of goods sold for the first quarter of 2001 decreased by $14.5 million, or 11.0%, to $118.0 million from $132.5 million in the first quarter of 2000. As a percentage of sales, cost of goods sold increased to 75.6% from 72.0% in 2000. The increase as a percent of sales was primarily attributable to lower volume, pressure for price reductions from our customers, operational inefficiencies due to unstable and abrupt changes to production schedules, costs related to pre-production ramp-ups and new program launches, production efficiencies and material cost, and the impact of unfavorable foreign currency exchange rates at our foreign operations.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses increased by $0.2 million to $25.3 million in the first quarter of 2001 from $25.1 million for the same period in 2000. As a percentage of sales, SG&A expenses increased to 16.2% for the first quarter of 2001 from 13.6% for the same period in 2000. Design and development resources were required to support efforts associated with new program launches for products including the wheel speed sensor, 4-wheel drive disconnect and seat track position sensor.

Interest Expense. Interest expense for the first quarter was $7.9 million in both 2001 and 2000. Average outstanding indebtedness was $332.1 million and $346.3 million for the first three months of 2001 and 2000, respectively.

Income Before Income Taxes. As a result of the foregoing, income before income taxes decreased by $14.2 million for the first quarter of 2001 to $4.7 million from $19.0 million in 2000.

Provision for Income Taxes. The Company recognized provisions for income taxes of $1.7 million, or 35.5% and $6.5 million, or 34.1% for federal, state and foreign income taxes for the first quarters of 2001 and 2000, respectively.

Net Income. As a result of the foregoing, net income decreased by $9.5 million, or 75.6%, to $3.1 million for the first quarter of 2001 from $12.5 million in 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $1.0 million and $17.5 million for the quarters ended March 31, 2001 and 2000, respectively. The decrease in net cash from operating activities of $16.5 million was primarily attributable to a combination of higher levels of working capital and a decrease in net income. This increase in working capital is due to an increase in customer-funded tooling to support future new products and programs, as well as an increase in inventory for ramp-up of near-term production launches.

     Net cash used for investing activities was a comparable $6.0 million and $5.8 million for the quarters ended March 31, 2001 and 2000, respectively.

     Net cash provided by financing activities was $3.6 million for the quarter ended March 31, 2001, as compared to net cash used for financing activities of $10.0 million for the quarter ended March 31, 2000. Higher levels of generated operating cash flows in 2000 were used primarily to repay outstanding debt.

     The Company has a $425.0 million credit agreement (of which $325.3 million and $338.5 million was outstanding at March 31, 2001 and 2000, respectively) with a bank group. The credit agreement, as amended January 26, 2001, has the following components: a $100.0 million revolving facility (of which $33.2 million is currently available) including a $5.0 million swing line facility, a $150.0 million term facility, and a $175.0 million term facility. The $100.0 million revolving facility and the $150.0 million term facility expire on December 31, 2003, and require a commitment fee of 0.37% to 0.50% on the unused balance. The revolving facility permits the Company to borrow up to half its borrowings in specified foreign currencies. Interest is payable quarterly at either (i) the prime rate plus a margin of 1.25% to 1.50% or (ii) LIBOR plus a margin of 2.75% to 3.00%, depending upon the Company's ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization, as defined. The $5.0 million swing line facility expires on December 31, 2003. Interest is payable monthly at an overnight money market borrowing rate. The $175.0 million term facility expires on December 31, 2005. Interest is payable quarterly at either (i) the prime rate plus a margin of 2.25% to 2.50% or (ii) LIBOR plus a margin of 3.75% to 4.00%.

     The Company has entered into three interest-rate swap agreements with a total notional amount of $187.5 million. Two of these interest-rate swap agreements are due to expire on December 31, 2002, and one swap agreement is due to expire on December 31, 2003. These interest-rate swap agreements exchange variable interest rates on the senior secured credit facility for fixed interest rates. The Company does not use derivatives for speculative or profit-motivated purposes.

     Management anticipates the current slowdown in the market to continue into the second quarter; however, management still believes that cash flows from operations and the availability of funds from the Company's credit facilities will provide sufficient liquidity to meet the Company's growth and operating needs.

INFLATION AND INTERNATIONAL PRESENCE

     Management believes that the Company's operations have not been adversely affected by inflation. By operating internationally, the Company is affected by the economic conditions of certain countries. Based on the current economic conditions in these countries, management believes they are not significantly exposed to adverse economic conditions.

RECENTLY ISSUED ACCOUNTING STANDARDS

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS 138). SFAS 133 establishes new accounting and reporting standards for derivatives and hedging activities, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of transactions entered into for hedging purposes. The cumulative effect of adopting SFAS 133 was to increase other comprehensive loss by $0.3 million, after-tax. The effect on net income was not significant, primarily because the hedges in place as of January 1, 2001 qualified for hedge accounting treatment and were highly effective.

     Effective January 1, 2000 the Company adopted Emerging Issues Task Force Issue No. 99-5 (EITF 99-5), "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements." EITF 99-5 establishes new accounting rules for costs related to the design and development of products and for costs incurred to develop molds, dies and other tools to be used to produce products that will be sold under long-term supply agreements. The Company elected to adopt the requirements of EITF 99-5 on a prospective basis, as permitted. In accordance with the criteria set forth in EITF 99-5, the Company is now required to expense as incurred certain costs that were previously capitalized. The adoption of EITF 99-5 did not have a significant impact on the Company's financial statements.

FORWARD-LOOKING STATEMENTS

     Portions of this report may contain "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, the Company's (i) future product and facility expansion, (ii) acquisition strategy, (iii) investments and new product development and (iv) growth opportunities related to awarded business. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Factors which may cause actual results to differ materially from those in the forward-looking statements include, among other factors, the loss of a major customer; a further decline in automotive, medium and heavy-duty truck or agricultural vehicle production; the failure to achieve successful integration of any acquired company or business; or a decline in general economic conditions in any of the various countries in which the Company operates. Further information concerning issues that could materially affect financial performance is contained in the Company's periodic filings with the Securities and Exchange Commission.


ITEM 3.   QUANTITIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  The Company is exposed to certain market risks, primarily resulting from the effects of changes in interest rates. To reduce exposures to market risks resulting from fluctuations in interest rates, the Company uses derivative financial instruments. Specifically, the Company uses interest rate swap agreements to mitigate the effects of interest rate fluctuations on net income by changing the floating interest rates on certain portions of the Company's debt to fixed interest rates. These agreements are in place through December 31, 2003. The effect of changes in interest rates on the Company's net income generally has been small relative to other factors that also affect net income, such as sales and operating margins. Management believes that its use of these financial instruments to reduce risk is in the Company's best interest. The Company does not enter into financial instruments for trading purposes.

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

     None.


ITEM 5.     OTHER INFORMATION
-----------------------------

     None.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------

(a)  Exhibits

     10.1 Credit Agreement dated as of December 30, 1998 among Stoneridge, Inc., as Borrower, the Lending Institutions Named Therein, as Lenders, DLJ Capital Funding, Inc., as Syndication Agent, National City Bank as Administrative Agent and Collateral Agent, PNC Bank, NA as Documentation Agent (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended
           December 31, 1998).

     10.2 Amendment No. 1 dated as of January 28, 1999 to Credit Agreement dated as of December 30, 1998 among Stoneridge, Inc. as Borrower, the Lenders named therein as Lenders, DLJ Capital Funding, Inc. as Syndication Agent, National City Bank as a Lender, a Letter of Credit Issuer, the Administrative Agent and the Collateral Agent, PNC Bank NA as Documentation Agent (incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

     10.3 Amendment No. 2 dated as of September 7, 1999 to Credit Agreement dated as of December 30, 1998 among Stoneridge, Inc. as Borrower, the Lenders named therein as Lenders, DLJ Capital Funding, Inc. as Syndication Agent, National City Bank as a Lender, a Letter of Credit Issuer, the Administrative Agent and the Collateral Agent, PNC Bank NA as Documentation Agent (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

     10.4 Amendment No. 3 dated as of May 25, 2000 to Credit Agreement dated as of December 30, 1998 among Stoneridge, Inc. as Borrower, the Lenders named therein as Lenders, DLJ Capital Funding, Inc. as Syndication Agent, National City Bank as a Lender, a Letter of Credit Issuer, the Administrative Agent and the Collateral Agent, PNC Bank NA as Documentation Agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
           June 30, 2000).

     10.5 Amendment No. 4 dated as of January 26, 2001 to Credit Agreement dated as of December 30, 1998 among Stoneridge, Inc. as Borrower, the Lenders named therein as Lenders, DLJ Capital Funding, Inc. as Syndication Agent, National City Bank as a Lender, a Letter of Credit Issuer, the Administrative Agent and the Collateral Agent, PNC Bank NA as Documentation Agent (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

(b)  Reports on Forms 8-K

     None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                STONERIDGE, INC.



     Date: May 11, 2001         /s/ Cloyd J. Abruzzo
                                --------------------
                                Cloyd J. Abruzzo
                                President and Chief Executive Officer
                                (Principal Executive Officer)


     Date: May 11, 2001         /s/ Kevin P. Bagby
                                ----------------------
                                Kevin P. Bagby
                                Treasurer and Chief Financial Officer
                                (Principal Financial and Chief
                                Accounting Officer)

                                STONERIDGE, INC.

                                 EXHIBIT INDEX

 Exhibit
  Number                              Exhibit
---------                             -------
      10.1   Credit Agreement dated as of December 30, 1998 among Stoneridge,
             Inc., as Borrower, the Lending Institutions Named Therein, as
             Lenders, DLJ Capital Funding, Inc., as Syndication Agent, National
             City Bank as Administrative Agent and Collateral Agent, PNC Bank,
             NA as Documentation Agent (incorporated by reference to Exhibit
             10.8 to the Company's Annual Report on Form 10-K for the year ended
             December 31, 1998).

      10.2 Amendment No. 1 dated as of January 28, 1999 to Credit Agreement dated as of December 30, 1998 among Stoneridge, Inc. as Borrower, the Lenders named therein as Lenders, DLJ Capital Funding, Inc. as
             Syndication Agent, National City Bank as a Lender, a Letter of
             Credit Issuer, the Administrative Agent and the Collateral Agent,
             PNC Bank NA as Documentation Agent (incorporated by reference to
             Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

      10.3 Amendment No. 2 dated as of September 7, 1999 to Credit Agreement dated as of December 30, 1998 among Stoneridge, Inc. as Borrower, the Lenders named therein as Lenders, DLJ Capital Funding, Inc. as
             Syndication Agent, National City Bank as a Lender, a Letter of
             Credit Issuer, the Administrative Agent and the Collateral Agent,
             PNC Bank NA as Documentation Agent (incorporated by reference to
             Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

      10.4 Amendment No. 3 dated as of May 25, 2000 to Credit Agreement dated as of December 30, 1998 among Stoneridge, Inc. as Borrower, the
             Lenders named therein as Lenders, DLJ Capital Funding, Inc. as
             Syndication Agent, National City Bank as a Lender, a Letter of
             Credit Issuer, the Administrative Agent and the Collateral Agent,
             PNC Bank NA as Documentation Agent (incorporated by reference to
             Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

      10.5 Amendment No. 4 dated as of January 26, 2001 to Credit Agreement dated as of December 30, 1998 among Stoneridge, Inc. as Borrower, the Lenders named therein as Lenders, DLJ Capital Funding, Inc. as
             Syndication Agent, National City Bank as a Lender, a Letter of
             Credit Issuer, the Administrative Agent and the Collateral Agent,
             PNC Bank NA as Documentation Agent (incorporated by reference to
             Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).