Form 10-Q
period 2001-06-30
STONERIDGE INC
filed 2001-07-17
CIK 1043337

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

For the quarterly period ended June 30, 2001.   Commission file number 001-13337


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  X      No_____.
                      ---

The number of Common Shares, without par value, outstanding as of July 17, 2001 was 22,397,311.

                               STONERIDGE, INC.

                                     INDEX


                                                                                 Page No.
Part I   Financial Information

     Item 1.  Financial Statements
     Condensed Consolidated Balance Sheets as of June 30, 2001
          and December 31, 2000                                                       2
     Condensed Consolidated Statements of Income for the three
          months and six months ended June 30, 2001 and 2000                          3
     Condensed Consolidated Statements of Cash Flows for the
          six months ended June 30, 2001 and 2000                                     4
     Notes to Condensed Consolidated Financial Statements                           5-8
     Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                            9-12
     Item 3. Quantitative and Qualitative Disclosure About Market
          Risk                                                                       13

Part II   Other Information                                                       14-15

Signatures                                                                           16

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       STONERIDGE, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                (in thousands)

                                                                                June 30,        December 31,
                                                                                  2001              2000
                                                                             ---------------- ------------------
                                                                               (Unaudited)        (Audited)
ASSETS
------

CURRENT ASSETS:
   Cash and cash equivalents                                                 $         4,207  $        5,594
   Accounts receivable, net                                                           99,489          91,680
   Inventories, net                                                                   62,033          70,159
   Prepaid expenses and other                                                         18,185          17,104
   Deferred income taxes, net                                                         12,680          10,217
                                                                             ---------------  --------------
         Total current assets                                                        196,594         194,754
                                                                             ---------------  --------------

PROPERTY, PLANT AND EQUIPMENT, net                                                   114,467         113,855
OTHER ASSETS:
   Goodwill and other intangibles, net                                               352,592         357,526
   Investments and other                                                              29,475          30,860
                                                                             ---------------  --------------
TOTAL ASSETS                                                                 $       693,128  $      696,995
                                                                             ===============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Current portion of long-term debt                                         $        38,904  $       34,562
   Accounts payable                                                                   38,571          45,199
   Accrued expenses and other                                                         36,830          34,924
                                                                             ---------------  --------------
         Total current liabilities                                                   114,305         114,685
                                                                             ---------------  --------------

LONG-TERM DEBT, net of current portion                                               286,441         296,079
DEFERRED INCOME TAXES, net                                                            24,707          22,352
OTHER LIABILITIES                                                                      4,554           1,693
                                                                             ---------------  --------------
         Total long-term liabilities                                                 315,702         320,124
                                                                             ---------------  --------------

SHAREHOLDERS' EQUITY:
   Preferred shares, without par value, 5,000 authorized, none issued                     --              --
   Common shares, without par value, 60,000 authorized, 22,397 issued and outstanding at June 30, 2001 and December 31,
     2000, stated at                                                                      --              --
   Additional paid-in capital                                                        141,506         141,506
   Retained earnings                                                                 127,807         123,211
   Accumulated other comprehensive loss                                               (6,192)         (2,531)
                                                                             ---------------  --------------
         Total shareholders' equity                                                  263,121         262,186
                                                                             ---------------  --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $       693,128  $      696,995
                                                                             ===============  ==============

 The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                       STONERIDGE, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                   (in thousands except for per share data)

                                                                     For the three months        For the six months
                                                                         ended June 30,             ended June 30,
                                                                   --------------------------   ----------------------
                                                                       2001         2000            2001         2000
                                                                       ----         ----            ----         ----

   NET SALES                                                       $  151,947   $  182,768       $ 308,101    $ 366,979

   COST AND EXPENSES:
      Cost of goods sold                                              115,266      132,090         233,289      264,639
      Selling, general and administrative expenses                     26,881       25,468          52,141       50,538
                                                                   ----------   ----------       ---------    ---------

          Operating income                                              9,800       25,210          22,671       51,802

      Interest expense, net                                             7,433        7,646          15,367       15,577
      Other (income) expense, net                                         (19)        (228)            178         (542)
                                                                   ----------   ----------       ---------    ---------

   INCOME BEFORE INCOME TAXES                                           2,386       17,792           7,126       36,767

      Provision for income taxes                                          847        6,202           2,530       12,661
                                                                   ----------   ----------       ---------    ---------

   NET INCOME                                                      $    1,539   $   11,590       $   4,596    $  24,106
                                                                   ==========   ==========       =========    =========

   BASIC AND DILUTED NET INCOME PER SHARE                          $     0.07   $     0.52       $    0.21    $    1.08
                                                                   ==========   ==========       =========    =========

 The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                       STONERIDGE, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                (in thousands)

                                                                           For the six months ended
                                                                                   June 30,
                                                                           --------------------------
                                                                               2001         2000
                                                                            -----------  ------------
OPERATING ACTIVITIES:
   Net income                                                                  $  4,596    $  24,106
   Adjustments to reconcile net income to net cash from operating activities-
       Depreciation and amortization                                             14,285       13,682
       Deferred income taxes                                                      1,099        2,301
       Changes in operating assets and liabilities-
         Accounts receivable, net                                                (9,948)     (12,085)
         Inventories                                                              6,475         (494)
         Prepaid expenses and other                                              (1,658)      (4,642)
         Other assets, net                                                        1,681         (221)
         Accounts payable                                                        (5,341)       7,306
         Accrued expenses and other                                               2,482        5,383
                                                                               --------    ---------
              Net cash from operating activities                                 13,671       35,336
                                                                               --------    ---------

INVESTING ACTIVITIES:
   Capital expenditures                                                         (11,692)     (10,669)
   Other, net                                                                       (69)        (592)
                                                                               --------    ---------
              Net cash from investing activities                                (11,761)     (11,261)
                                                                               --------    ---------

FINANCING ACTIVITIES:
   Proceeds from long-term debt                                                   5,033           --
   Repayments of long-term debt                                                  (1,277)      (1,947)
   Net repayments under credit agreement                                         (5,556)     (17,328)
   Debt issuance costs                                                           (1,223)          --
                                                                               --------    ---------
              Net cash from financing activities                                 (3,023)     (19,275)
                                                                               --------    ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                       (274)        (244)

NET CHANGE IN CASH AND CASH EQUIVALENTS                                          (1,387)       4,556

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  5,594        3,924
                                                                               --------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $  4,207    $   8,480
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

     The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.


2. Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for approximately 76% and 77% of the Company's inventories at June 30, 2001 and December 31, 2000, respectively, and by the first-in, first-out (FIFO) method for all other inventories. Inventory cost includes material, labor and overhead. Inventories consist of the following:

                                       June 30,          December 31,
                                         2001                2000
                                   -----------------    ----------------

               Raw materials           $ 38,631         $     45,552
               Work in progress           8,540                9,369
               Finished goods            14,852               15,261
               LIFO reserve                  10                  (23)
                                   -----------------    ----------------
               Total                   $ 62,033         $     70,159
                                   =================    ================


3. The Financial Accounting Standards Board recently announced its intention to issue Statement of Financial Accounting Standard No. 141 (SFAS 141), "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." The statements are expected to become effective for the Company on January 1, 2002. These statements are expected to result in significant modifications relative to the Company's accounting for goodwill and other intangible assets. Specifically, the Company will cease goodwill and certain intangible asset amortization beginning January 1, 2002. Additionally, intangible assets, including goodwill, will be subjected to new impairment testing criteria. Other than the cessation of intangible asset amortization, the Company has not had ample time to evaluate the impact of adoption on the Company's financial statements.

                       STONERIDGE, INC. AND SUBSIDIARIES

                                  (Unaudited)

                                (in thousands)


     Effective January 1, 2001, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS 138). SFAS 133 establishes new accounting and reporting standards for derivatives and hedging activities, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of transactions entered into for hedging purposes. The adoption of SFAS 133 did not result in a cumulative effect adjustment being recorded to net income for the change in accounting. However, the Company recorded a cumulative effect transition adjustment charge of approximately $0.3 million (net of tax) in accumulated other comprehensive loss in the first quarter of 2001.

     The Company uses derivative financial instruments to reduce exposure to market risk resulting from fluctuations in interest rates. The Company does not enter into financial instruments for trading purposes. Management believes that its use of these instruments to reduce risk is in the Company's best interest.

     In order to manage the interest rate risk associated with our debt portfolio, the Company has entered into interest rate swap agreements to manage exposure to changes in interest rates. These agreements require the Company to pay a fixed interest rate to counter-parties while receiving a floating interest rate based on LIBOR. The counter-parties to each of the interest rate swap agreements are major commercial banks. These agreements mature on or before December 31, 2003 and qualify as cash flow hedges. The total notional amount of the interest rate swap agreements is $183.4 million.

     Gains and losses on derivatives qualifying as cash flow hedges are recorded in other comprehensive loss to the extent that hedges are effective until the underlying transactions are recognized in earnings. Net losses included in other comprehensive loss as of June 30, 2001, including the transition adjustment, were $2.1 million after tax ($3.6 million pre-tax).

4. Other comprehensive income (loss) includes foreign currency translation adjustments and derivative transactions, net of related tax. Comprehensive income consists of the following:

                                                   Three months                  Six months
                                                   ended June 30,               ended June 30,
                                            ---------------------------    -------------------------
                                                2001          2000             2001         2000
                                            ------------ --------------    ------------ ------------
  Net income                                   $  1,539      $  11,590       $   4,596    $  24,106
  Other comprehensive income (loss)               1,130         (1,014)         (3,661)      (1,639)
                                            -----------  -------------     -----------  -----------
  Comprehensive income                         $  2,669      $  10,576       $     935    $  22,467
                                            ===========  =============     ===========  ===========

                       STONERIDGE, INC. AND SUBSIDIARIES

                                  (Unaudited)

                                (in thousands)

5. The Company has a $425.0 million credit agreement with a bank group. The credit agreement, as amended on January 26, 2001, has three components: a $100.0 million revolving credit facility, including a $5.0 million swing line facility, a $150.0 million term facility and a $175.0 million term facility. The $100.0 million revolving facility and the $150.0 million term facility expire on December 31, 2003 and require a commitment fee of 0.37% to 0.50% on the unused balance. The revolving facility permits the Company to borrow up to half its borrowings in specified foreign currencies. Interest is payable quarterly at either (i) the prime rate plus a margin of 1.25% to 1.50% or (ii) LIBOR plus a margin of 2.75% to 3.00%, depending upon the Company's ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA), as defined. The $5.0 million swing line facility expires on December 31, 2003. Interest is payable monthly at the overnight borrowing rate. The $175.0 million term facility expires on December 31, 2005. Interest is payable quarterly at either (i) the prime rate plus a margin of 2.25% to 2.50% or
     (ii) LIBOR plus a margin of 3.75% to 4.00%. The Company was either in compliance or had obtained waivers with respect to its covenants as of June 30, 2001.

     In the third quarter of 2001, the Company intends to sell $200.0 million aggregate principal amount of senior subordinated notes (the Notes), which will mature in 2011. Proceeds from the sale of the Notes will be used to pay down the Company's existing credit agreement. In the third quarter of 2001, the Company also expects to refinance its senior credit facility. The new senior credit facility is expected to contain a six-year term facility and a five-year revolving facility that will allow for a total commitment of $100.0 million and $125.0 million, respectively. The Company anticipates a significant one-time charge relating to the write-off of deferred financing charges associated with the prior credit facility, which will be recorded as an extraordinary item. Proceeds from the new senior credit facility would be used to pay down the Company's existing credit agreement.

     In addition, the Company is evaluating its existing interest rate swap agreements as they would relate to a new senior credit facility. If necessary, the Company will break its existing swap agreements and enter into a new swap arrangement that effectively reduces its market risk resulting from fluctuations in interest rates.

     Long-term debt consists of the following:

                                            June 30,           December 31,
                                              2001                 2000
                                        ----------------     -----------------

 Borrowings under credit agreement      $    318,114         $    323,670
 Borrowings payable to foreign banks           6,252                4,826
 Other                                           979                2,145
                                        ----------------     -----------------
                                             325,345              330,641
 Less: Current portion                        38,904               34,562
                                        ----------------     -----------------
                                        $    286,441         $    296,079
                                        ================     =================

                       STONERIDGE, INC. AND SUBSIDIARIES

                                  (Unaudited)

                                (in thousands)


6. The Company presents basic and diluted earnings per share in accordance with Statement of Financial Accounting Standard No. 128, "Earnings Per Share". Basic earnings per share amounts were computed using weighted average shares outstanding for each respective period. Diluted earnings per share also reflect the weighted average impact from the date of issuance of all potentially dilutive securities during the periods presented, except for the three and six months ended June 30, 2000 where such inclusion would have had an anti-dilutive effect. Actual weighted average shares outstanding used in calculating basic and diluted earnings per share were as follows:

                                                                 Three Months Ended         Six Months Ended
                                                                      June 30,                  June 30,
                                                               ----------------------    ----------------------
                                                                 2001         2000          2001         2000
                                                               ---------    ---------    ----------    --------
         Basic weighted average shares outstanding               22,397       22,397       22,397       22,397
         Effect of dilutive securities                               82           --           82           --
                                                               ---------    ---------    ----------    --------
         Diluted weighted average shares outstanding             22,479       22,397       22,479       22,397
                                                               =========    =========    ==========    ========

7. Based on the criteria set forth in Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company operates in one business segment. The following table presents net sales and non-current assets for each of the geographic areas in which the Company operates:

                                                        Three months                        Six months
                                                       ended June 30,                     ended June 30,
                                              ---------------------------------     ----------------------------
                                                    2001              2000              2001            2000
                                              ---------------    --------------     ------------    ------------
             Net Sales:
                North America                 $     131,257      $   161,864         $  264,242     $  319,984
                Europe and other                     20,690           20,904             43,859         46,995
                                              ---------------    --------------     ------------    ------------
                   Total                      $     151,947      $   182,768         $  308,101     $  366,979
                                              ===============    ==============     ============    ============

                                                  June 30,         December 31,
                                                    2001              2000
                                              ---------------     --------------
             Non-Current Assets:
                North America                 $      441,522      $      446,744
                Europe and other                      55,012              55,497
                                              --------------      --------------
                   Total                      $      496,534      $      502,241
                                              ==============      ==============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Six Months Ended June 30, 2001 Compared To Six Months Ended June 30, 2000
-------------------------------------------------------------------------

Net Sales. Net sales for the six months ended June 30, 2001 decreased by $58.9 million, or 16.0%, to $308.1 million from $367.0 million for the same period in 2000. Sales revenues for the first six months were unfavorably impacted by the continued decline in production in the automotive and commercial vehicle markets.

Sales for the six months ended June 30, 2001 for North America decreased $55.8 million to $264.2 million from $320.0 million for the same period in 2000. North American sales accounted for 85.8% of total sales for the first six months of 2001 compared with 87.2% for the same period in 2000. Sales for the six months ended June 30, 2001 outside North America decreased $3.1 million to $43.9 million from $47.0 million for the same period in 2000. International sales were unfavorably impacted by the weakening of foreign currencies in relation to the U.S. dollar. Sales outside North America accounted for 14.2% of total sales for the six months ended June 30, 2001 compared with 12.8% for the same period in 2000.

Cost of Goods Sold. Cost of goods sold for the first six months of 2001 decreased by $31.4 million, or 11.8%, to $233.3 million from $264.6 million in the first six months of 2000. As a percentage of sales, cost of goods sold increased to 75.7% from 72.1% for the first six months of 2001 and 2000, respectively. The corresponding reduction in margin was primarily attributable to the softening of the automotive and commercial vehicle markets, continued price pressures from our customers, costs related to pre-production ramp-ups and new program launches, and the unfavorable impact of foreign currencies in relation to the U.S. dollar at our foreign operations.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses, including research and development, increased by $1.6 million to $52.1 million in the first six months of 2001 from $50.5 million for the same period in 2000. As a percentage of sales, SG&A expenses increased to 16.9% for the first six months of 2001 from 13.8% for the same period in 2000. Design and development resources were required to support efforts associated with future programs.

Interest Expense. Interest expense for the first six months of 2001 was $15.4 million compared with $15.6 million in 2000. Average outstanding indebtedness was $327.6 million and $342.1 million for the first six months of 2001 and 2000, respectively.

Income Before Income Taxes. As a result of the foregoing, income before taxes decreased by $29.7 million for the first six months of 2001 to $7.1 million from $36.8 million in 2000.

Provision for Income Taxes. The Company recognized provisions for income taxes of $2.5 million and $12.7 million for federal, state and foreign income taxes for the first six months of 2001 and 2000, respectively.

Net Income. As a result of the foregoing, net income decreased by $19.5 million, or 80.9%, to $4.6 million for the first six months of 2001 from $24.1 million in 2000.

Three Months Ended June 30, 2001 Compared To Three Months Ended June 30, 2000
-----------------------------------------------------------------------------

Net Sales. Net sales for the quarter ended June 30, 2001 decreased by $30.8 million, or 16.9%, to $151.9 million from $182.8 million for the same period in 2000. Sales revenues for the second quarter ended June 30, 2001 were unfavorably impacted by the continued decline in the automotive and commercial vehicle markets.

Sales for the quarter ended June 30, 2001 for North America decreased $30.7 million to $131.2 million from $161.9 million for the same period in 2000. North American sales accounted for 86.3% of total sales for the second quarter ended June 30, 2001 compared with 88.6% for the same period in 2000. Sales for the second quarter of 2001 outside North America decreased by $0.2 million to $20.7 million from $20.9 million for the same period in 2000. International sales were unfavorably impacted by the weakening of foreign currencies in relation to the U.S. dollar. Sales outside North America accounted for 13.7% of total sales for the second quarter of 2001 compared with 11.4% for the same period in 2000.

Cost of Goods Sold. Cost of goods sold for the second quarter of 2001 decreased by $16.8 million, or 12.7%, to $115.3 million from $132.1 million in the second quarter of 2000. As a percentage of sales, cost of goods sold increased to 75.9% in 2001 from 72.3% in 2000. The corresponding reduction in margin was primarily attributable to the continued softening of the automotive and commercial vehicle markets, ongoing price pressures from our customers, costs related to pre-production ramp-ups and new program launches, and the unfavorable impact of foreign currencies in relation to the U.S. dollar at our foreign operations.

Selling, General and Administrative Expenses. SG&A expenses, including research and development, increased by $1.4 million to $26.9 million in the second quarter of 2001 from $25.5 million for the same period in 2000. As a percentage of sales, SG&A expenses increased to 17.7% for the second quarter of 2001 from 13.9% for the same period in 2000. Design and development resources were required to support efforts associated with future programs.

Interest Expense. Interest expense for the second quarter of 2001 was $7.4 million compared with $7.6 million in 2000. Average outstanding indebtedness was $323.8 million and $337.9 million for the second quarter of 2001 and 2000, respectively.

Income Before Income Taxes. As a result of the foregoing, income before taxes decreased by $15.4 million for the second quarter of 2001 to $2.4 million from $17.8 million in 2000.

Provision for Income Taxes. The Company recognized provisions for income taxes of $0.8 million and $6.2 million for federal, state and foreign income taxes for the second quarter of 2001 and 2000, respectively.

Net Income. As a result of the foregoing, net income decreased by $10.1 million, or 86.7%, to $1.5 million for the second quarter of 2001 from $11.6 million in 2000.


Liquidity and Capital Resources

     Net cash provided by operating activities was $13.7 million and $35.3 million for the six months ended June 30, 2001 and 2000, respectively. The decrease in net cash from operating activities of $21.6 million was primarily attributable to a decrease in net income.

     Net cash used for investing activities was $11.8 million and $11.3 million for the six months ended June 30, 2001 and 2000, respectively.

     Net cash used for financing activities was $3.0 million and $19.3 million for the six months ended June 30, 2001 and 2000, respectively. Higher levels of generated operating cash flows in 2000 were used primarily to repay outstanding debt under the credit agreement.

     The Company has a $425.0 million credit agreement (of which $318.1 million and $329.5 million was outstanding at June 30, 2001 and 2000, respectively) with a bank group. The credit agreement, as amended January 26, 2001, has the following components: a $100.0 million revolving facility (of which $33.7 million is currently available) including a $5.0 million swing line facility, a $150.0 million term facility, and a $175.0 million term facility. The $100.0 million revolving facility and the $150.0 million term facility expire on December 31, 2003, and require a commitment fee of 0.37% to 0.50% on the unused balance. The revolving facility permits the Company to borrow up to half its borrowings in specified foreign currencies. Interest is payable quarterly at either (i) the prime rate plus a margin of 1.25% to 1.50% or (ii) LIBOR plus a margin of 2.75% to 3.00%, depending upon the Company's ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization, as defined. The $5.0 million swing line facility expires on December 31, 2003. Interest is payable monthly at an overnight money market borrowing rate. The $175.0 million term facility expires on December 31, 2005. Interest is payable quarterly at either (i) the prime rate plus a margin of 2.25% to 2.50% or (ii) LIBOR plus a margin of 3.75% to 4.00%. The Company was either in compliance or had obtained waivers with respect to its covenants as of June 30, 2001.

     In the third quarter of 2001, the Company intends to sell $200.0 million aggregate principal amount of senior subordinated notes (the Notes), which will mature in 2011. Proceeds from the sale of the Notes will be used to pay down the Company's existing credit agreement. In the third quarter of 2001, the Company also expects to refinance its senior credit facility. The new senior credit facility is expected to contain a six-year term facility and a five-year revolving facility that will allow for a total commitment of $100.0 million and $125.0 million, respectively. The Company anticipates a significant one-time charge relating to the write-off of deferred financing charges associated with the prior credit facility, which will be recorded as an extraordinary item. Proceeds from the new senior credit facility would be used to pay down the Company's existing credit agreement.

     In addition, the Company is evaluating its existing interest rate swap agreements as they would relate to a new senior credit facility. If necessary, the Company will break its existing swap agreements and enter into a new swap arrangement that effectively reduces its market risk resulting from fluctuations in interest rates.

     The Company has entered into three interest-rate swap agreements with a total notional amount of $183.4 million. Two of these interest-rate swap agreements are due to expire on December 31, 2002, and one swap agreement is due to expire on December 31, 2003. These interest-rate swap agreements exchange variable interest rates on the senior secured credit facility for fixed interest rates. The Company does not use derivatives for speculative or profit-motivated purposes.

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


Recently Issued Accounting Standards

     The Financial Accounting Standards Board recently announced its intention to issue Statement of Financial Accounting Standard No. 141 (SFAS 141), "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." The statements are expected to become effective for the Company on January 1, 2002. These statements are expected to result in significant modifications relative to the Company's accounting for goodwill and other intangible assets. Specifically, the Company will cease goodwill and certain intangible asset amortization beginning January 1, 2002. Additionally, intangible assets, including goodwill, will be subjected to new impairment testing criteria. Other than the cessation of intangible asset amortization, the Company has not had ample time to evaluate the impact of adoption on the Company's financial statements.

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

                          PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS
---------------------------

In the ordinary course of business, the Company is involved in various legal proceedings, workers' compensation and product liability disputes. The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of operations or the financial position of the Company.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
---------------------------------------------------

     None.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
-----------------------------------------

     None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

     (a) The Annual Meeting of Shareholders of Stoneridge, Inc. was held on May 7, 2001.

     (b)  The following matter was submitted to a vote at the meeting:

          (1) The election of the following nominees as directors of the Company. The vote with respect to each nominee was as follows:

               Nominee                         For             Withheld
               -------                         ---             --------

               D.M. Draime                  16,712,392         2,594,514
               Cloyd J. Abruzzo             16,712,092         2,594,814
               Avery S. Cohen               17,541,568         1,765,338
               Richard E. Cheney            17,552,765         1,754,141
               Sheldon J. Epstein           16,086,189         3,220,717
               C.J. Hire                    17,548,355         1,758,551
               Richard G. LeFauve           17,553,365         1,753,541
               Earl L. Linehan              17,548,155         1,758,751

No other matters were voted on at the Annual Meeting of Shareholders or otherwise during the quarter.


ITEM 5.   OTHER INFORMATION
---------------------------

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

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


                                      STONERIDGE, INC.



         Date: July 17, 2001              /s/ Cloyd J. Abruzzo
                                      ---------------------------------------

                                      Cloyd J. Abruzzo
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)


         Date: July 17, 2001              /s/ Kevin P. Bagby
                                      ---------------------------------------

                                      Kevin P. Bagby
                                      Treasurer and Chief Financial Officer
                                      (Principal Financial and Chief
                                      Accounting Officer)