Form 10-Q
period 2001-09-30
STONERIDGE INC
filed 2001-11-14
CIK 1043337

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

For the quarterly period ended                            Commission file
September 30, 2001.                                       number 001-13337
                                STONERIDGE, INC.
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)


                        Ohio                              34-1598949
          -------------------------------             ------------------
          (State or Other Jurisdiction of             (I.R.S. Employer
          Incorporation or Organization)              Identification No.)


           9400 East Market Street, Warren, Ohio            44484
          ----------------------------------------        ----------
          (Address of Principal Executive Offices)        (Zip Code)

                                 (330) 856-2443
               --------------------------------------------------
               Registrant's Telephone Number, Including Area Code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes   X    No______ .
                       -----

The number of Common Shares, without par value, outstanding as of November 14, 2001 was 22,397,311.

                                STONERIDGE, INC.

                                     INDEX

                                                                                 Page No.
Part I   Financial Information

     Item 1.  Financial Statements
     Condensed Consolidated Balance Sheets as of September 30, 2001
          and December 31, 2000                                                          2
     Condensed Consolidated Statements of Operations for the
          three months and nine months ended September 30, 2001 and
          2000                                                                           3
     Condensed Consolidated Statements of Cash Flows for the
          nine months ended September 30, 2001 and 2000                                  4
     Notes to Condensed Consolidated Financial Statements                              5-8
     Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                               9-13
     Item 3. Quantitative and Qualitative Disclosure About Market
          Risk                                                                          14

Part II   Other Information                                                          15-17

Signatures                                                                              18

Exhibit Index                                                                           19

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       STONERIDGE, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (in thousands)

                                                                                 September 30,           December 31,
                                                                                    2001                    2000
                                                                                 -------------          -------------
                                                                                 (Unaudited)              (Audited)
ASSETS
------

CURRENT ASSETS:
  Cash and cash equivalents                                                           $  4,234               $  5,594
  Accounts receivable, net                                                              98,324                 91,680
  Inventories, net                                                                      58,320                 70,159
  Prepaid expenses and other                                                            19,609                 17,104
  Deferred income taxes, net                                                            12,939                 10,217
                                                                                 -------------          -------------
       Total current assets                                                            193,426                194,754
                                                                                 -------------          -------------

PROPERTY, PLANT AND EQUIPMENT, net                                                     119,955                113,855
OTHER ASSETS:
  Goodwill and other intangibles, net                                                  350,127                357,526
  Investments and other                                                                 28,580                 30,860
                                                                                 -------------          -------------
TOTAL ASSETS                                                                          $692,088               $696,995
                                                                                 =============          =============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Current portion of long-term debt                                                   $ 39,594               $ 34,562
  Accounts payable                                                                      44,296                 45,199
  Accrued expenses and other                                                            39,191                 34,924
                                                                                 -------------          -------------
       Total current liabilities                                                       123,081                114,685
                                                                                 -------------          -------------

LONG-TERM DEBT, net of current portion                                                 275,989                296,079
DEFERRED INCOME TAXES, net                                                              25,682                 22,352
OTHER LIABILITIES                                                                        7,897                  1,693
                                                                                 -------------          -------------
       Total long-term liabilities                                                     309,568                320,124
                                                                                 -------------          -------------

SHAREHOLDERS' EQUITY:
  Preferred shares, without par value, 5,000 authorized, none issued                        --                     --
  Common shares, without par value, 60,000 authorized, 22,397 issued and
    outstanding at September 30, 2001 and December 31, 2000, stated at                      --                     --
  Additional paid-in capital                                                           141,506                141,506
  Retained earnings                                                                    125,995                123,211
  Accumulated other comprehensive loss                                                  (8,062)                (2,531)
                                                                                 -------------          -------------
       Total shareholders' equity                                                      259,439                262,186
                                                                                 -------------          -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $692,088               $696,995
                                                                                 =============          =============

   The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                       STONERIDGE, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                    (in thousands except for per share data)

                                                            For the three months ended        For the nine months ended
                                                                   September 30,                    September 30,
                                                            ----------------------------      --------------------------
                                                             2001                2000              2001            2000
                                                             ----                ----              ----            ----
NET SALES                                                 $  136,361          $ 153,764         $  444,461     $  520,743

COST AND EXPENSES:
     Cost of goods sold                                      106,122            115,754            339,410        380,393
     Selling, general and administrative expenses             25,766             22,568             77,906         73,105
                                                          ----------          ---------         ----------     ----------

        Operating income                                       4,473             15,442             27,145         67,245

    Interest expense, net                                      7,205              7,178             22,573         22,756
    Other (income) expense, net                                  285             (1,223)               463         (1,764)
                                                          ----------          ---------         ----------     ----------

(LOSS) INCOME BEFORE INCOME TAXES                             (3,017)             9,487              4,109         46,253

    (Benefit) provision for income taxes                      (1,204)             1,949              1,325         14,609
                                                          ----------          ---------         ----------     ----------

NET (LOSS) INCOME                                          $  (1,813)         $   7,538         $    2,784     $   31,644
                                                          ==========          =========         ==========     ==========

BASIC AND DILUTED NET (LOSS) INCOME PER SHARE              $   (0.08)         $    0.34         $     0.12     $     1.41
                                                          ==========          =========         ==========     ==========


     The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                       STONERIDGE, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                 (in thousands)

                                                                                 For the nine months ended
                                                                                       September 30,
                                                                                ---------------------------
                                                                                   2001                2000
                                                                                -------            --------
OPERATING ACTIVITIES:
  Net income                                                                  $  2,784            $ 31,644
  Adjustments to reconcile net income to net cash from operating activities-
    Depreciation and amortization                                                21,423              20,726
    Deferred income taxes                                                         1,652               6,064
    Loss (gain) on sale of property                                                   6                (995)
    Changes in operating assets and liabilities-
      Accounts receivable, net                                                   (8,373)             (6,453)
      Inventories                                                                10,607              (1,614)
      Prepaid expenses and other                                                 (3,285)             (7,462)
      Other assets, net                                                           1,847               1,660
      Accounts payable                                                               95               7,395
      Accrued expenses and other                                                  5,896                 430
                                                                                -------            --------
        Net cash from operating activities                                       32,652              51,395
                                                                                -------            --------

INVESTING ACTIVITIES:
  Capital expenditures                                                          (20,896)            (16,951)
  Proceeds from sale of property                                                     --               2,176
  Other, net                                                                        199                (631)
                                                                                -------            --------
        Net cash from investing activities                                      (20,697)            (15,406)
                                                                                -------            --------

FINANCING ACTIVITIES:
   Proceeds from long-term debt                                                   7,188               1,685
   Repayments of long-term debt                                                  (4,706)               (570)
   Net repayments under credit agreement                                        (14,486)            (33,866)
   Debt issuance costs                                                           (1,223)                 --
                                                                                -------            --------
        Net cash from financing activities                                      (13,227)            (32,751)
                                                                                -------            --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                        (88)               (512)

NET CHANGE IN CASH AND CASH EQUIVALENTS                                          (1,360)              2,726

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  5,594               3,924
                                                                                -------            --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $  4,234            $  6,650
                                                                                -------            --------

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

     The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

2. Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for approximately 75% and 77% of the Company's inventories at September 30, 2001 and December 31, 2000, respectively, and by the first-in, first-out (FIFO) method for all other inventories. Inventory cost includes material, labor and overhead. Inventories consist of the following:

                                             September 30,  December 31,
                                                 2001           2000
                                             -------------  ------------

               Raw materials                   $38,300        $45,552
               Work in progress                  9,041          9,369
               Finished goods                   11,016         15,261
               LIFO reserve                        (37)           (23)
                                             -------------  ------------
               Total                           $58,320        $70,159
                                             =============  ============



3. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS 138). SFAS 133 establishes new accounting and reporting standards for derivatives and hedging activities, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of transactions entered into for hedging purposes. The adoption of SFAS 133 did not result in a cumulative effect adjustment being recorded to net income for the change in accounting. However, the Company recorded a cumulative effect transition adjustment charge of approximately $0.3 million (net of tax) in accumulated other comprehensive loss in the first quarter of 2001.

     The Company uses derivative financial instruments to reduce exposure to market risk resulting from fluctuations in interest rates. The Company does not enter into financial instruments for trading purposes. Management believes that its use of these instruments to reduce risk is in the Company's best interest.

                       STONERAGE, INC. AND SUBSIDIARIES

                                  (Unaudited)

                                 (in thousands)

     The Company's credit agreement requires that interest rate risk associated with our debt portfolio be managed by entering into interest rate swap agreements to manage exposure to changes in interest rates. These agreements require the Company to pay a fixed interest rate to counter-parties while receiving a floating interest rate based on LIBOR. The counter-parties to each of the interest rate swap agreements are major commercial banks. These agreements mature on or before December 31, 2003 and qualify as cash flow hedges. The total notional amount of the interest rate swap agreements is $179.3 million.

     Gains and losses on derivatives qualifying as cash flow hedges are recorded in other comprehensive loss to the extent that hedges are effective until the underlying transactions are recognized in earnings. Net losses included in other comprehensive loss as of September 30, 2001, including the transition adjustment, were $4.6 million after tax ($7.3 million pre-tax).

4. In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, "Business Combinations". SFAS 141 eliminates the pooling-of-interests method and requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. The Company believes that the adoption of SFAS 141 will not materially impact the Company's financial statements upon adoption.

     In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets". Under SFAS 142, the amortization period for certain intangibles changes and goodwill is no longer subject to amortization. Goodwill will be subject to at least an annual assessment for impairment by applying a fair value based test. This standard is effective for the Company on January 1, 2002. The Company is currently in the process of evaluating the overall potential impact of this Statement on the Company's financial statements. Goodwill amortization, which approximates $9.5 million annually, will no longer be subject to amortization effective January 1, 2002.

     In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144, which will be effective for the Company in fiscal year 2002, supercedes SFAS 121 and establishes guidelines for accounting for the impairment and disposal of long-lived assets. The Company has not yet evaluated the impact of this Statement on its financial statements.

5. Other comprehensive (loss) income includes foreign currency translation adjustments and derivative transactions, net of related tax. Comprehensive
     (loss) income consists of the following:

                                                    Three months              Nine months
                                                 ended September 30,       ended September 30,
                                               -----------------------   -----------------------
                                                  2001         2000         2001         2000
                                               ----------   ----------   ----------   ----------
          Net (loss) income                    $   (1,813)  $    7,538   $    2,784   $   31,644
          Other comprehensive loss                 (1,870)        (884)      (5,530)      (2,524)
                                               ----------   ----------   ----------   ----------
          Comprehensive (loss) income          $   (3,683)  $    6,654   $   (2,746)  $   29,120
                                               ==========   ==========   ==========   ==========


                       STONERAGE, INC. AND SUBSIDIARIES

                                  (Unaudited)

                                 (in thousands)

6. The Company has a $425.0 million credit agreement with a bank group. The credit agreement, as amended on September 28, 2001, has three components: a $100.0 million revolving credit facility, including a $5.0 million swing line facility, a $150.0 million term facility and a $175.0 million term facility. The $100.0 million revolving facility and the $150.0 million term facility expire on December 31, 2003 and require a commitment fee of 0.50% on the unused balance. The revolving facility permits the Company to borrow up to half its borrowings in specified foreign currencies. Interest is payable quarterly at either (i) the prime rate plus a margin of 2.50% or
     (ii) LIBOR plus a margin of 4.00%. These margins increase periodically through September 30, 2002. These facilities require additional interest of 1.00% on the aggregate unpaid principal balance payable on the expiration date. The $5.0 million swing line facility expires on December 31, 2003. Interest is payable monthly at the overnight money market borrowing rate. The $175.0 million term facility expires on December 31, 2005. Interest is payable quarterly at either (i) the prime rate plus a margin of 3.50% or
     (ii) LIBOR plus a margin of 5.00%. These margins increase periodically through September 30, 2002. This facility also requires additional interest of 1.00% on the aggregate unpaid principal balance payable on the expiration date. The Company was in compliance with respect to its covenants as of September 30, 2001.

     Long-term debt consists of the following:

                                              September 30,       December 31,
                                                   2001               2000
                                             ----------------   ----------------
     Borrowings under credit agreement       $        309,173   $        323,670
     Borrowings payable to foreign banks                5,523              4,826
     Other                                                887              2,145
                                             ----------------   ----------------
                                                      315,583            330,641
     Less: Current portion                             39,594             34,562
                                             ----------------   ----------------
                                             $        275,989   $        296,079
                                             ================   ================

7. The Company presents basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings per share amounts were computed using weighted average shares outstanding for each respective period. Diluted earnings per share also reflect the weighted average impact from the date of issuance of all potentially dilutive securities during the periods presented, except for the three months ended September 30, 2001 and three and nine months ended September 30, 2000 where such inclusion would have had an anti-dilutive effect. Actual weighted average shares outstanding used in calculating basic and diluted earnings per share were as follows:

                                                              Three Months Ended        Nine Months Ended
                                                                 September 30,             September 30,
                                                          -------------------------  -------------------------
                                                              2001           2000        2001          2000
                                                          -----------   -----------  -----------   -----------
     Basic weighted average shares outstanding                 22,397        22,397       22,397        22,397
     Effect of dilutive securities                                 --            --           78            --
                                                          -----------   -----------  -----------   -----------
     Diluted weighted average shares outstanding               22,397        22,397       22,475        22,397
                                                          ===========   ===========  ===========   ===========

                       STONERAGE, INC. AND SUBSIDIARIES

                                  (Unaudited)

                                 (in thousands)

8. Based on the criteria set forth in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company operates in one business segment. The following table presents net sales and non-current assets for each of the geographic areas in which the Company operates:

                                Three months                Nine months
                             ended September 30,        ended September 30,
                          -------------------------  -------------------------
                              2001          2000         2001          2000
                          -----------   -----------  -----------   -----------
     Net Sales:
      North America       $   117,126   $   134,751  $   381,323   $   454,735
      Europe and other         19,235        19,013       63,138        66,008
                          -----------   -----------  -----------   -----------
        Total             $   136,361   $   153,764  $   444,461   $   520,743
                          ===========   ===========  ===========   ===========

                          September 30, December 31,
                              2001          2000
                          -----------   -----------
     Non-Current Assets:
      North America       $   442,804   $   446,744
      Europe and other         55,858        55,497
                          -----------   -----------
        Total             $   498,662   $   502,241
                          ===========   ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Nine Months Ended September 30, 2001 Compared To Nine Months Ended September 30,
--------------------------------------------------------------------------------
2000
----

Net Sales. Net sales for the nine months ended September 30, 2001 decreased by $76.2 million, or 14.6%, to $444.5 million from $520.7 million for the same period in 2000. Sales revenues for the first nine months were unfavorably impacted by the prolonged weakness in production in the automotive and commercial vehicle markets, combined with new product launch delays and slower production ramp-ups.

Sales for the nine months ended September 30, 2001 for North America decreased by $73.4 million to $381.3 million from $454.7 million for the same period in 2000. North American sales accounted for 85.8% of total sales for the first nine months of 2001 compared with 87.3% for the same period in 2000. Sales for the nine months ended September 30, 2001 outside North America decreased by $2.9 million to $63.1 million from $66.0 million for the same period in 2000. International sales were unfavorably impacted by the weakening of foreign currencies in relation to the U.S. dollar. Sales outside North America accounted for 14.2% of total sales for the nine months ended September 30, 2001 compared with 12.7% for the same period in 2000.

Cost of Goods Sold. Cost of goods sold for the first nine months of 2001 decreased by $41.0 million, or 10.8%, to $339.4 million from $380.4 million in the first nine months of 2000. As a percentage of sales, cost of goods sold increased to 76.4% from 73.0% for the first nine months of 2001 and 2000, respectively. The corresponding reduction in margin was primarily attributable to the continued weakness of the automotive and commercial vehicle markets, price pressures from our customers, costs related to pre-production ramp-ups and new program launches, and the unfavorable impact of foreign currencies in relation to the U.S. dollar at our foreign operations.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses, including research and development, increased by $4.8 million to $77.9 million in the first nine months of 2001 from $73.1 million for the same period in 2000. As a percentage of sales, SG&A expenses increased to 17.5% for the first nine months of 2001 from 14.0% for the same period in 2000. Design and development resources were required principally to support efforts associated with awarded programs. The third quarter of 2001 includes $0.6 million related to costs associated with the Company's attempted offering of senior subordinated notes.

Interest Expense. Interest expense for the first nine months of 2001 was $22.6 million compared with $22.8 million for the same period in 2000. Average outstanding indebtedness was $323.4 million and $335.4 million for the first nine months of 2001 and 2000, respectively.

Other Income. Other income of $1.8 million for the first nine months of 2000 includes a $1.0 million gain on the sale of idle property. The Company received cash proceeds of $2.2 million from the sale which were used to pay down the credit facility.

Income Before Income Taxes. As a result of the foregoing, income before taxes decreased by $42.2 million for the first nine months of 2001 to $4.1 million from $46.3 million in 2000.

Provision for Income Taxes. The Company recognized provisions for income taxes of $1.3 million and $14.6 million for federal, state and foreign income taxes for the first nine months of 2001 and 2000, respectively.

Net Income. As a result of the foregoing, net income decreased by $28.9 million, or 91.2%, to $2.8 million for the first nine months of 2001 from $31.6 million in 2000.

Three Months Ended September 30, 2001 Compared To Three Months Ended September
------------------------------------------------------------------------------
30, 2000
---------

Net Sales. Net sales for the quarter ended September 30, 2001 decreased by $17.4 million, or 11.3%, to $136.4 million from $153.8 million for the same period in 2000. Sales revenues for the third quarter of 2001 were unfavorably impacted by the prolonged weakness in the automotive and commercial vehicle markets, combined with new product launch delays and slower production ramp-ups.

Sales for the quarter ended September 30, 2001 for North America decreased $17.7 million to $117.1 million from $134.8 million for the same period in 2000. North American sales accounted for 85.9% of total sales for the third quarter of 2001 compared with 87.6% for the same period in 2000. Sales for the third quarter of 2001 outside North America decreased by $0.2 million to $19.2 million from $19.0 million for the same period in 2000. International sales were unfavorably impacted by the weakening of foreign currencies in relation to the U.S. dollar. Sales outside North America accounted for 14.1% of total sales for the third quarter of 2001 compared with 12.4% for the same period in 2000.

Cost of Goods Sold. Cost of goods sold for the third quarter of 2001 decreased by $9.7 million, or 8.3%, to $106.1 million from $115.8 million for the same period in 2000. As a percentage of sales, cost of goods sold increased to 77.8% in 2001 from 75.3% in 2000. The corresponding reduction in margin was primarily attributable to the continued weakness of the automotive and commercial vehicle markets, price pressures from our customers, costs related to pre-production ramp-ups and new program launches, and the unfavorable impact of foreign currencies in relation to the U.S. dollar at our foreign operations.

Selling, General and Administrative Expenses. SG&A expenses, including research and development, increased by $3.2 million to $25.8 million in the third quarter of 2001 from $22.6 million for the same period in 2000. As a percentage of sales, SG&A expenses increased to 18.9% for the third quarter of 2001 from 14.7% for the same period in 2000. Design and development resources were required principally to support efforts associated with awarded programs. The third quarter of 2001 includes $0.6 million related to costs associated with the Company's attempted offering of senior subordinated notes.

Interest Expense. Interest expense for the third quarter of 2001 and 2000 was $7.2 million. Average outstanding indebtedness was $314.8 million and $321.9 million for the third quarter of 2001 and 2000, respectively.

Other Income. Other income of $1.2 million for the third quarter of 2000 includes a $1.0 million gain on the sale of idle property. The Company received cash proceeds of $2.2 million from the sale which were used to pay down the credit facility.

(Loss) Income Before Income Taxes. As a result of the foregoing, income before taxes decreased by $12.5 million for the third quarter of 2001 to loss before taxes of $3.0 million from income before taxes of $9.5 million in 2000.

Provision for Income Taxes. The Company recognized a benefit for income taxes of $1.2 million and an expense for income taxes of $1.9 million for federal, state and foreign income taxes for the third quarter of 2001 and 2000, respectively.

Net(Loss) Income. As a result of the foregoing, net income decreased by $9.4 million, or 124.1%, to a net loss of $1.8 million for the third quarter of 2001 from net income of $7.5 million in 2000.

Liquidity and Capital Resources

     Net cash provided by operating activities was $32.7 million and $51.4 million for the nine months ended September 30, 2001 and 2000, respectively. The decrease in net cash from operating activities of $18.7 million was primarily attributable to a decrease in net income offset by reduced working capital requirements.

     Net cash used for investing activities was $20.7 million and $15.4 million for the nine months ended September 30, 2001 and 2000, respectively, and primarily related to capital expenditures.

     Net cash used for financing activities was $13.2 million and $32.8 million for the nine months ended September 30, 2001 and 2000, respectively. Higher levels of generated operating cash flows in 2000 were used primarily to repay outstanding debt under the credit agreement.

     The Company has a $425.0 million credit agreement (of which $309.2 million and $323.7 million was outstanding at September 30, 2001 and December 31, 2000, respectively) with a bank group. The credit agreement, as amended September 28, 2001, has the following components: a $100.0 million revolving facility (of which $38.5 million is currently available) including a $5.0 million swing line facility, a $150.0 million term facility, and a $175.0 million term facility. The $100.0 million revolving facility and the $150.0 million term facility expire on December 31, 2003, and require a commitment fee of 0.50% on the unused balance. The revolving facility permits the Company to borrow up to half its borrowings in specified foreign currencies. Interest is payable quarterly at either (i) the prime rate plus a margin of 2.50% or (ii) LIBOR plus a margin of 4.00%. These margins increase periodically through September 30, 2002. These facilities require additional interest of 1.00% on the aggregate unpaid principal balance payable on the expiration date. The $5.0 million swing line facility expires on December 31, 2003. Interest is payable monthly at an overnight money market borrowing rate. The $175.0 million term facility expires on December 31, 2005. Interest is payable quarterly at either (i) the prime rate plus a margin of 3.50% or (ii) LIBOR plus a margin of 5.00%. These margins increase periodically through September 30, 2002. This facility also requires additional interest of 1.00% on the aggregate unpaid principal balance payable on the expiration date. These amended interest rates are higher than the interest rates in effect prior to the amendment by 1.00%. This will result in higher interest rates in prospective periods. The Company was in compliance with respect to its covenants as of September 30, 2001.

     The Company has entered into three interest-rate swap agreements with a total notional amount of $179.3 million. Two of these interest-rate swap agreements will expire on December 31, 2002, and one swap agreement will expire on December 31, 2003. These interest-rate swap agreements exchange variable interest rates on the senior secured credit facility for fixed interest rates. The Company does not use derivatives for speculative or profit-motivated purposes.

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

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, "Business Combinations". SFAS 141 eliminates the pooling-of-interests method and requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. The Company believes that the adoption of SFAS 141 will not materially impact the Company's financial statements upon adoption.

     In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets". Under SFAS 142, the amortization period for certain intangibles changes and goodwill is no longer subject to amortization. Goodwill will be subject to at least an annual assessment for impairment by applying a fair value based test. This standard is effective for the Company on January 1, 2002. The Company is currently in the process of evaluating the overall potential impact of this Statement on the Company's financial statements. Goodwill amortization, which approximates $9.5 million annually, will no longer be subject to amortization effective January 1, 2002.

     In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144, which will be effective for the Company in fiscal year 2002, supercedes SFAS 121 and establishes guidelines for accounting for the impairment and disposal of long-lived assets. The Company has not yet evaluated the impact of this Statement on its financial statements.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to certain market risks, primarily resulting from the effects of changes in interest rates. To reduce exposures to market risks resulting from fluctuations in interest rates, the Company uses derivative financial instruments. Specifically, the Company uses interest rate swap agreements to mitigate the effects of interest rate fluctuations on net income by changing the floating interest rates on certain portions of the Company's debt to fixed interest rates. These agreements have a notional amount of $179.3 million and expire between December 31, 2002 and December 31, 2003. The effect of changes in interest rates on the Company's net income generally has been small relative to other factors that also affect net income, such as sales and operating margins; however, after consideration of the Company's swap agreements, a 1.00% increase in interest rates would increase annual interest expense by approximately $1.4 million. Management believes that its use of these financial instruments to reduce risk is in the Company's best interest. The Company does not enter into financial instruments for trading purposes.

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

     None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

     None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

The following information revises and amends the information previously filed on Form 10-Q for the quarter ended June 30, 2001:

     (a) The Annual Meeting of Shareholders of Stoneridge, Inc. was held on May 7, 2001.

     (b)  The following matters were submitted to a vote at the meeting:

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

          (2) The increase in the number of Common Shares reserved for issuance under the Company's Long-Term Incentive Plan by 1,500,000, from 1,000,000 to 2,500,000. The vote with respect to increasing the number of reserved shares was as follows:

                    In Favor     12,408,678
                    Against       4,679,014
                    Abstained         3,595

No other matters were voted on during the second or third quarter of 2001.

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

     10.6 Amendment No. 5 dated as of September 28, 2001 to Credit Agreement dated as of December 30, 1998 among Stoneridge, Inc. as Borrower, the Lenders named therein as Lenders, DLJ Capital Funding, Inc. as Syndication Agent, National

          City Bank as a Lender, a Letter of Credit Issuer, the Administrative Agent and the Collateral Agent, PNC Bank NA as Documentation Agent, filed herewith.

(b)  Reports on Forms 8-K

     1. On July 18, 2001, the Company filed a Current Report on Form 8-K reporting the anticipated sale of Senior Subordinated Notes.

     2. On August 7, 2001, the Company filed a Current Report on Form 8-K reporting the withdrawal of the Senior Subordinated Notes off the market.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   STONERIDGE, INC.



     Date: November 14, 2001                  /s/ Cloyd J. Abruzzo
                                   -----------------------------------------
                                   Cloyd J. Abruzzo
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


     Date: November 14, 2001                  /s/ Kevin P. Bagby
                                   -----------------------------------------
                                   Kevin P. Bagby
                                   Treasurer and Chief Financial Officer
                                   (Principal Financial and Chief
                                   Accounting Officer)

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

 10.6 Amendment No. 5 dated as of September 28, 2001 to Credit Agreement dated as of December 30, 1998 among Stoneridge, Inc. as Borrower, the Lenders named therein as Lenders, DLJ Capital Funding, Inc. as Syndication Agent, National City Bank as a Lender, a Letter of Credit Issuer, the Administrative Agent and the Collateral Agent, PNC Bank NA as Documentation Agent, filed herewith.