Form 10-K405
period 2001-12-31
STONERIDGE INC
filed 2002-03-15
CIK 1043337

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
               [X] Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the year ended December 31, 2001            Commission file number 001-13337

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

                                (330) 856-2443
              -------------------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based on the closing price of March 12, 2002, the aggregate market value of Common Shares held by non-affiliates of the registrant was $146.1 million.

The number of Common Shares, without par value, outstanding as of March 12, 2002 was 22,397,311.

                      DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2002, into Part III, Items 10, 11, 12 and 13.

                                     INDEX
                                     -----

                         STONERIDGE, INC. - FORM 10-K
                     FOR THE YEAR ENDED DECEMBER 31, 2001

                                                                                                Page No.
Part I.
           Item 1.  Business                                                                       3
           Item 2.  Properties                                                                     8
           Item 3.  Legal Proceedings                                                              8
           Item 4.  Submission of Matters to a Vote of Security Holders                            8
Part II.
           Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters          9
           Item 6.  Selected Financial Data                                                        10
           Item 7.  Management's Discussion and Analysis of Financial Condition and Results        11
                    of Operations
           Item 7A. Quantitative and Qualitative Disclosures about Market Risk                     14
           Item 8.  Financial Statements and Supplementary Data                                    15
           Item 9.  Changes in and Disagreements With Accountants on Accounting and                34
                    Financial Disclosure
Part III.
           Item 10. Directors and Executive Officers of the Registrant                             35
           Item 11. Executive Compensation                                                         35
           Item 12. Security Ownership of Certain Beneficial Owners and Management                 35
           Item 13. Certain Relationships and Related Transactions                                 35
Part IV.
           Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K               36
Signatures                                                                                         39

                          Forward-Looking Statements

     Portions of this report may contain "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, the Company's (i) future product and facility expansion, (ii) acquisition strategy, (iii) investments and new product development, and (iv) growth opportunities related to awarded business. Forward-looking statements may be identified by the words "will," "may," "designed to," "believes," "plans," "expects," "continue," and similar expressions. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other factors:

     .    the loss of a major customer;
     . a further decline in automotive, medium- and heavy-duty truck or agricultural vehicle production;
     . the failure to achieve successful integration of any acquired company or business;
     . a decline in general economic conditions in any of the various countries in which the Company operates;
     . labor disruptions at our facilities or at any of our significant customers or suppliers;
     . the ability of our suppliers to supply us with parts and components at competitive prices on a timely basis;
     . our significant amount of debt and the restrictive covenants contained in our credit facility;
     .    customer acceptance of new products;
     . capital availability or costs, including changes in interest rates or market perceptions of the Company;
     . changes by the Financial Accounting Standards Board or the Securities and Exchange Commission of authoritative generally accepted accounting principles or policies;
     . the impact of laws and regulations, including environmental laws and regulations; and
     .    the occurrence or non-occurrence of circumstances beyond our control.


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

     The Company is a leading, technology driven, independent designer, developer and manufacturer of highly engineered electrical and electronic components, modules and systems for the automotive, medium- and heavy-duty truck, agricultural and off-road vehicle markets. Our custom-engineered products are predominantly sold on a sole-source basis and consist of application-specific control devices, sensors, vehicle management electronics and power and signal distribution systems. These products comprise the elements of every vehicle's electrical system, and individually interface with a vehicle's mechanical and electrical systems to (i) activate equipment and accessories,
(ii) display and monitor vehicle performance and (iii) control and distribute electrical power and signals. Our products improve the performance, safety, convenience and environmental monitoring capabilities of our customers' vehicles. As such, the growth in many of the product areas in which we compete is driven by the increasing consumer desire for safety, security and convenience and the need for OEM's to meet safety requirements in addition to the general trend of increased electrical and electronic content per vehicle. Our technology and our partnership-oriented approach to product design and development enables us to develop next-generation products and be a leader in the transition from electrical to electronic components, modules and systems.

Acquisitions

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

Products

     The Company's core products include vehicle electrical power and distribution systems, electronic and electrical switch products, electronic instrumentation and information display products, actuator products and sensor products. We design and manufacture the following vehicle parts:

Power and Signal Distribution Systems. Electrical power and signal distribution components, modules and systems, including fully integrated automotive and truck wiring systems and highly-engineered products, such as power distribution panels, for the automotive, medium- and heavy-duty truck, and agricultural vehicle markets. Power distribution systems regulate, coordinate and direct the operation of the entire electrical system within a vehicle or compartment.

Control Devices. These switches transmit a signal to a control device that activates specific functions. Hidden switches are not typically seen by vehicle passengers, but are used to activate or deactivate selected functions. Customer activated switches are used by a vehicle's operator or passenger to manually activate headlights, rear defrosters and other accessories. In addition, the Company designs and manufactures electromechanical actuator products that enable users to deploy power functions in a vehicle and can be designed to integrate switching and control functions. The Company sells these products principally to the automotive market.

Vehicle Management Electronics. These products collect, store and display vehicle information such as speed, pressure, maintenance data, trip information, operator performance, temperature, distance traveled and driver messages related to vehicle performance. These products use state-of-the-art hardware, software and multiplexing technology and are sold principally to the medium- and heavy-duty truck and agricultural vehicle markets.

Sensor Products. These products monitor and measure the physical variables affecting the performance vehicle systems. Sensor products are employed in most major vehicle systems, including the emissions, safety, powertrain, braking, climate control, steering and suspension systems. The Company sells these products principally to the automotive market.

Production Materials

     The principal production materials used in the Company's manufacturing processes include wire, cable, plastics printed circuit boards, metal stamping and certain electrical components such as microprocessors, memories, resistors, capacitors, fuses, relays and connectors. The Company generally purchases such materials subject to annual contracts. Such materials are readily available from multiple sources, but the Company generally establishes collaborative relationships with a qualified supplier for each of its key production materials in order to lower costs and enhance service and quality.

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

Industry Cyclicality and Seasonality

     The markets for the Company's products have historically been cyclical. Because the Company's products are used principally in the production of vehicles for the automotive, medium- and heavy-duty truck and agricultural vehicle markets, its sales, and therefore its results of operations, are significantly dependent on the general state of the economy and other factors which affect these markets. A further decline in automotive, medium- and heavy-duty truck and agricultural vehicle production could adversely impact the Company. Approximately 58%, 62% and 64% of the Company's net sales in 2001, 2000 and 1999, respectively, were made to the automotive market and approximately 42%, 38% and 36% of the net sales in 2001, 2000 and 1999, respectively, were derived from the medium- and heavy-duty truck and agricultural vehicle markets.

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

  The following table presents the major customers, as a percentage of net sales, of the Company for the years ended December 31, 2001, 2000 and 1999:

                                                  Year Ended December 31,
                                         ---------------------------------
                                          2001         2000          1999
                                         ------       ------        ------
          Customer
          Ford                             18%           17%           18%
          General Motors                   17            18            21
          Daimler-Chrysler                 15            17            17
          Navistar                         12             8             9
          Deere                             6             7             5
          Volvo                             5             6            10
          Other                            27            27            20
                                         -----        ------        ------
          Total                           100%          100%          100%
                                         =====        ======        ======

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

Competition

     Markets for the Company's products are highly competitive. The Company competes on the basis of quality, service, price, timely delivery and technological innovation. The Company competes for new business both at the beginning of the development of new models and upon the redesign of existing models. New model development generally begins two to five years before the marketing of such models to the public. Once a supplier has been selected to provide parts for a new program, an OEM usually will continue to purchase those parts from the selected supplier for the life of the program, although not necessarily for any model redesigns. Our diversity in products creates a wide range of competitors, which vary depending on both market and geographic location.

Product Development

     In order to increase its vehicle platform penetration, the Company has invested, and intends to continue to invest, significant amounts in its technology and design capabilities. The Company's product development expenditures were $27.0 million, $26.8 million and $22.0 million for 2001, 2000 and 1999, respectively, or 4.6%, 4.0% and 3.4% of core product sales for these periods. These development efforts have strengthened the Company's ability to provide higher value-added products and systems, and have resulted in the introduction of new products such as the four-wheel-drive actuator (shift on demand), seat positioning switches and sensors (which interface with passive restraint systems to indicate occupant position prior to air bag deployment), fuel shut off valve (explosion suppression) and the auto-stick (which enables a driver to manually shift an automatic transmission using a unique electronic switch). The Company's technical centers in Massachusetts, Michigan, Ohio, Brazil, England, Mexico, Scotland and Sweden develop and test both new and existing products and concepts. In addition, through its advanced technologies group comprised of dedicated engineers, the Company concentrates on the development of its next generation of products. To further increase vehicle platform penetration, the Company has developed collaborative relationships with the design and engineering departments of its key OEM customers. These collaborative efforts have resulted both in the development of new and complementary products and the enhancement of existing products.

Environmental and Other Regulations

     The Company's operations are subject to various federal, state, local and foreign laws and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. The Company believes that its business, operations and facilities have been and are being operated in compliance, in all material respects, with applicable environmental and health and safety laws and regulations, many of which provide for substantial fines and criminal sanctions for violations.

Employees

     As of December 31, 2001, the Company had approximately 5,600 employees, approximately 1,600 of whom were salaried and the balance of whom were paid on an hourly basis. Except for certain employees located in Chihuahua, Mexico, Orebro and Stockholm, Sweden, and Dundee, Scotland, the Company's employees are not represented by a union. The Company believes that its relations with its employees are excellent. The Company strongly believes in employee education and sponsors a number of educational opportunities and programs for its employees.

Executive Officers of the Registrant

     The executive officers of the Company are as follows:

             Name                 Age     Position
             ----                 ---     --------
             D.M. Draime          68      Chairman of the Board of Directors and
                                          Assistant Secretary
             Cloyd J. Abruzzo     51      President, Chief Executive Officer,
                                          Assistant Treasurer and Director
             Kevin P. Bagby       50      Vice President, Chief Financial
                                          Officer and Treasurer
             Sten Forseke         42      Vice President of the Company and
                                          Managing Director of Stoneridge
                                          Electronics (formerly Berifors AB)
             Gerald V. Pisani     61      Vice President of the Company and
                                          President of Stoneridge Engineered
                                          Products Group

          Thomas A. Beaver          48    Vice President of Sales and Marketing
          Michael J. Bagby          59    Vice President and General Manager of
                                          Alphabet Group
          Avery S. Cohen            65    Secretary and Director

     D.M. Draime, founder of the Company, has served as Chairman of the Board of Directors of the Company and its predecessors since 1965.

     Cloyd J. Abruzzo has served as President and Chief Executive Officer of the Company or its predecessor since June 1993 and as a Director of the Company since 1990. From 1984 to June 1993, Mr. Abruzzo was the Vice President and Chief Financial Officer of the Company or its predecessor. Mr. Abruzzo serves as a Director of Second National Bank of Warren.

     Kevin P. Bagby has served as Vice President of the Company, Chief Financial Officer and Treasurer since joining the Company in July 1995.

     Sten Forseke, a co-founder of Berifors AB, has served as Vice President of the Company since the acquisition of Berifors AB in 1997 and Managing Director of Berifors AB since 1988.

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

     Avery S. Cohen has served as Secretary and a Director of the Company since 1988. Mr. Cohen has been a partner in the law firm of Baker & Hostetler, LLP since 1993.

ITEM 2.  PROPERTIES

     The Company currently owns or leases 16 manufacturing facilities, which together contain approximately 1.6 million square feet of manufacturing space. The following table provides information regarding the Company's facilities:

                                                                         Owned/            Square
           Location                           Use                    Leased Status         Footage
           --------                           ---                    -------------         -------
     Boston, Massachusetts      Division Office & Manufacturing           Owned            166,100
     Canton, Massachusetts      Division Office & Manufacturing           Owned            126,500
     Chicago, Illinois          Sales/Engineering Office                  Leased             1,000
     El Paso, Texas             Office/Warehouse                          Leased            22,400
     El Paso, Texas             Manufacturing                             Leased            80,000
     Novi, Michigan             Sales/Engineering Office                  Leased             9,400
     Lexington, Ohio            Manufacturing                             Owned            155,000
     Mansfield, Ohio            Tool & Die                                Owned              4,000
     Mebane, North Carolina     Manufacturing                             Leased            51,000
     Orwell, Ohio               Manufacturing                             Owned             72,000
     Portland, Indiana          Manufacturing                             Owned            196,000
     Sarasota, Florida          Manufacturing/Division Office             Owned            125,000
     Warren, Ohio               Corporate Office                          Owned              7,500
     Warren, Ohio               Division Office                           Leased            15,300
     Cheltenham, England        Manufacturing                             Leased            39,983
     Dundee, Scotland           Manufacturing                             Owned            148,500
     Frankfurt, Germany         Sales/Engineering Office                  Leased               100
     Madrid, Spain              Office/Warehouse                          Leased            14,370
     Munich, Germany            Sales/Engineering Office                  Leased             1,000
     Northampton, England       Manufacturing                             Owned             40,667
     Orebro, Sweden             Manufacturing                             Leased            56,000
     Paris, France              Sales Office                              Leased             2,799
     Stockholm, Sweden          Division Office & Engineering             Leased            16,100
     Stuttgart, Germany         Sales/Engineering Office                  Leased             1,000
     Tallinn, Estonia           Manufacturing                             Leased             5,380
     Chihuahua, Mexico          Manufacturing                             Owned            133,000
     Indaiatuba, Brazil         Manufacturing                             Leased            27,000
     Juarez, Mexico             Manufacturing                             Owned            178,000
     Sao Paulo, Brazil          Sales/Engineering Office                  Leased               200


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

     No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                   PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     On March 12, 2002, the Company had 22,397,311 Common Shares without par value, issued and outstanding, which were owned by 147 shareholders of record, including Common Shares held in "streetname" by nominees who are record holders and approximately 1,700 beneficial owners.

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

     High and low sales prices (as reported on the New York Stock Exchange "NYSE" composite tape) for the Common Shares for each quarter during 2000 and 2001 are as follows:

                      Quarter Ended        High           Low
                      -------------        ----           ---
           2000       March 31            16 7/16        9 1/4
                      June 30             14 1/8        8 11/16
                      September 30        11 7/16        7 1/2
                      December 31         10 3/16          6

           2001       March 31             9 3/20        4 3/4
                      June 30                12          6 3/4
                      September 30         11 3/5          7
                      December 31          9 1/10        5 2/5

     The Company's Common Shares are traded on the NYSE under the symbol SRI. The Company did not issue or sell any registered or unregistered securities in 2001.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected historical and pro forma financial data for the Company and should be read in conjunction with the consolidated financial statements and notes related thereto and other financial information included elsewhere herein. The selected historical data was derived from the Company's consolidated financial statements, which were audited by Arthur Andersen LLP, the Company's independent public accountants.

                                                                               Years ended December 31,
                                                             ------------------------------------------------------------
                                                               2001         2000         1999         1998         1997
                                                               ----         ----         ----         ----         ----
                                                                        (in thousands, except per share data)
          Statement of Income Data:
          Net sales                                          $584,468     $667,192     $675,221     $503,821     $449,506
          Gross profit  (A)                                   135,082      171,112      187,872      124,239      108,192
          Operating income                                     35,495       75,166       97,305       56,722       52,366
          Income before income taxes                            3,896       46,794       67,022       56,036       50,895
          Net income                                         $  2,946     $ 32,709     $ 41,172     $ 33,400     $ 46,964
                                                             ============================================================
          Basic and diluted net income per share             $   0.13     $   1.46     $   1.84     $   1.49     $   2.92
                                                             ============================================================

          Pro Forma Data (Unaudited): (B)
          Income before income taxes                         $  3,896     $ 46,794     $ 67,022     $ 56,036     $ 50,895
          Provision for income taxes                              950       14,085       25,850       22,636       21,181
                                                             ------------------------------------------------------------
          Pro forma net income                               $  2,946     $ 32,709     $ 41,172     $ 33,400     $ 29,714
                                                             ============================================================
          Pro forma basic and diluted net income per
          share                                              $   0.13     $   1.46     $   1.84     $   1.49     $   1.36
                                                             ============================================================

          Other Data:
          Product development expenses                       $ 26,996     $ 26,750     $ 21,976     $ 17,418     $ 14,114
          Capital expenditures                                 23,968       28,720       17,589       10,919       12,256
          Depreciation and amortization                        29,568       28,680       27,850       14,422       13,237

          Balance Sheet Data:
          Working capital                                    $ 46,399     $ 80,069     $ 77,112     $ 42,184     $ 44,856
          Total assets                                        666,843      696,995      698,309      638,116      235,073
          Long-term debt, less current portion                249,720      296,079      331,898      322,724        9,139
          Shareholders' equity                                259,607      262,186      231,628      190,542      157,210


     (A) Gross profit represents net sales less cost of goods sold.

     (B) Prior to the Offering in October 1997, the Company was taxed as an S-Corporation. Concurrent with the Offering, the Company terminated its S-Corporation status, making it subject to federal, state and foreign income taxes. The pro forma data reflect the results as if the S-Corporation termination had been effective as of December 31, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations


Year Ended December 31, 2001 Compared to Year Ended December 31, 2000
---------------------------------------------------------------------

     Net Sales. Net sales for the year ended December 31, 2001 decreased $82.7 million, or 12.4%, to $584.5 million from $667.2 million in 2000. Sales revenues in 2001 were unfavorably impacted by the prolonged weakness in production in the automotive and commercial vehicle markets, combined with new product launch delays and slower production ramp-ups in the next-generation vehicle, seat track position switch and fuel cutoff switch.

     Sales for the year ended December 31, 2001 for North America decreased by $81.9 million to $498.0 million from $579.9 million in 2000. North American sales accounted for 85.2% of total sales in 2001 compared with 86.9% in 2000. Sales in 2001 outside North America decreased by $0.8 million to $86.5 million from $87.3 million in 2000. Sales outside North America accounted for 14.8% of total sales in 2001 compared with 13.1% in 2000.

     Cost of Goods Sold. Cost of goods sold for the year ended December 31, 2001 decreased by $46.7 million, or 9.4%, to $449.4 million from $496.1 million in 2000. As a percentage of sales, cost of goods sold increased to 76.9% in 2001 from 74.4% in 2000. The corresponding reduction in margin was primarily attributable to the continued weakness of the automotive and commercial vehicle markets, price pressures from our customers, and costs related to pre-production ramp-ups and new program launches. Partially offsetting the aforementioned were cost reduction initiatives including Six Sigma and lean manufacturing.

     Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses, including research and development, increased by $3.6 million to $99.6 million for the year ended December 31, 2001 from $95.9 million in 2000. As a percentage of sales, SG&A expenses increased to 17.0% in 2001 from 14.4% in 2000. This increase is primarily attributable to higher design and development costs, which were required predominately to support efforts associated with awarded programs. This increase also includes $0.6 million related to costs associated with the Company's attempted offering of senior subordinated notes in the third quarter of 2001.

     Interest Expense, net. Interest expense for the year ended December 31, 2001 was $31.3 million compared with $29.5 million in 2000. Average outstanding indebtedness was $317.9 million and $331.0 million for the years ended December 31, 2001 and 2000, respectively. The cost of borrowing increased in 2001 as a result of an amended credit agreement.

     Other Expense / Income, net. Other expense was $0.3 million for the year ended December 31, 2001, and primarily consisted of equity losses of unconsolidated subsidiaries. Other income was $1.1 million for the year ended December 31, 2000, and primarily consisted of equity losses of unconsolidated subsidiaries and a gain on sale of idle fixed assets.

     Income Before Income Taxes. As a result of the foregoing, income before income taxes decreased by $42.9 million for the year ended December 31, 2001 to $3.9 million from $46.8 million in 2000.

     Provision for Income Taxes. The Company recognized provisions for income taxes of $1.0 million and $14.1 million for federal, state and foreign income taxes for the years ended December 31, 2001 and 2000, respectively. The decline in the effective tax rate to 24.4% in 2001 from 30.1% in 2000 was primarily a result of the implementation of certain tax planning strategies and non-recurring tax refunds. The effective tax rate is expected to increase in future years.

     Net Income. As a result of the foregoing, net income decreased by $29.8 million, or 91.0%, to $2.9 million for the year ended December 31, 2001 from $32.7 million in 2000.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999
---------------------------------------------------------------------

     Net Sales. Net sales for the year ended December 31, 2000 decreased by $8.0 million, or 1.2%, to $667.2 million from $675.2 million in 1999. Sales of core products increased by $13.9 million, or 2.1%, to $667.2 million during 2000 compared to $653.3 million in 1999. This increase is primarily attributable to the increase in core product sales from the 1999 acquisition of TVI Europe Ltd.
(TVI) of $15.9 million, which was offset by a decrease in existing core product sales of $2.0 million, or 0.3%, compared to 1999. Contract manufacturing sales totaling $21.9 million, which were phased out during the second quarter of 1999, accounted for 3.2% of total sales for the year ended December 31, 1999. The remaining decline in sales revenues in 2000 was primarily attributable to the continuing slowdown in the North American commercial vehicle markets, as well as the downturn in the North American automotive and light-truck market that occurred during the fourth quarter.

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

     Selling, General and Administrative Expenses. SG&A expenses increased by $5.3 million to $95.9 million for the year ended December 31, 2000 from $90.6 million in 1999. As a percentage of sales, SG&A expenses increased to 14.4% in 2000 from 13.4% in 1999. The increase is due primarily to higher development costs to support new program launches for safety-related products, including the seat track position sensor, fuel cutoff switch, and a new modular assembly program titled the next-generation vehicle. The commercial costs related to the newly acquired companies and geographical expansion also contributed to this increase.

     Interest Expense, net. Interest expense for the year ended December 31, 2000 was $29.5 million compared with $30.7 million in 1999. Average outstanding indebtedness was $331.0 million and $343.8 million for the years ended December 31, 2000 and 1999, respectively.

     Other Income, net. Other income, which primarily represented equity losses of unconsolidated subsidiaries and gain on sale of idle fixed assets, was $1.1 million for the year ended December 31, 2000 compared with $0.5 million in 1999.

     Income Before Income Taxes. As a result of the foregoing, income before income taxes decreased by $20.2 million for the year ended December 31, 2000 to $46.8 million from $67.0 million in 1999.

     Provision for Income Taxes. The Company recognized provisions for income taxes of $14.1 million and $25.9 million for federal, state and foreign income taxes for the years ended December 31, 2000 and 1999, respectively. The decline in the effective tax rate to 30.1% in 2000 from 38.6% in 1999 was primarily a result of the implementation of certain tax planning strategies and non-recurring tax refunds. The effective tax rate is expected to increase in future years.

     Net Income. As a result of the foregoing, net income decreased by $8.5 million, or 20.6%, to $32.7 million for the year ended December 31, 2000 from $41.2 million in 1999.


Liquidity and Capital Resources

     Net cash provided by operating activities was $62.7 million and $52.4 million for the years ended December 31, 2001 and 2000, respectively. The increase in net cash from operating activities of $10.2 million was primarily attributable to a decrease in net income offset by significantly reduced working capital requirements.

     Net cash used for investing activities was $23.9 million and $25.8 million for the years ended December 31, 2001 and 2000, respectively, and primarily related to capital expenditures.

     Net cash used for financing activities was $39.8 million and $24.4 million for the years ended December 31, 2001 and 2000, respectively. Improved cash flows from operations for the year ended December 31, 2001 were used primarily to pay down debt.

     The Company has a $425.0 million credit agreement (of which $286.6 million and $323.7 million was outstanding at December 31, 2001 and 2000, respectively) with a bank group. The credit agreement, as amended on September 28, 2001, has the following components: a $100.0 million revolving facility (of which $30.0 million is currently available) including a $5.0 million swing line facility, a $150.0 million term facility, and a $175.0 million term facility. The $100.0 million revolving facility and the $150.0 million term facility expire on December 31, 2003 and require a commitment fee of 0.50% on the unused balance of the revolver. The revolving facility permits the Company to borrow up to half its borrowing in specified foreign currencies. Interest is payable quarterly at either (i) the prime rate plus a margin of 2.50% or (ii) LIBOR plus a margin of 4.00%. These margins increase periodically through September 30, 2002. These facilities require additional interest of 1.00% on the aggregate unpaid principal balance payable on the expiration date. The $5.0 million swing line facility expires on December 31, 2003. Interest is payable monthly at an overnight money market borrowing rate. The $175.0 million term facility expires on December 31, 2005. Interest is payable quarterly at either (i) the prime rate plus a margin of 3.50% or (ii) LIBOR plus a margin of 5.00%. These margins increase periodically through September 30, 2002. This facility also requires additional interest of 1.00% on the aggregate unpaid principal balance payable on the expiration date. The Company was in compliance with respect to its covenants as of December 31, 2001.

     The Company has entered into three interest rate swap agreements with a total notional amount of $175.3 million. Two of these interest rate swap agreements will expire on December 31, 2002 and one interest rate swap agreement will expire on December 31, 2003. The interest rate swap agreements exchange variable interest rates on the Company's credit agreement for fixed interest rates. The Company has also entered into a Swedish krona forward contract with a notional amount of $13.3 million to satisfy krona denominated debt obligations and other insignificant forward contracts. The Company does not use derivatives for speculative or profit-motivated purposes.

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

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, "Business Combinations." SFAS 141 eliminates the pooling-of-interests method and requires the purchase method of accounting to be used for all
business combinations initiated after June 30, 2001.    The adoption of SFAS 141
did not have a material impact on the Company's financial statements.

     In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets." Under SFAS 142, the amortization period for certain intangibles will change and goodwill will no longer be subject to amortization. Goodwill will be subject to at least an annual assessment for impairment by applying a fair value-based test. This Statement is effective for the Company on January 1, 2002. The Company is currently in the process of evaluating the overall potential impact of this Statement on the Company's financial statements. Goodwill amortization, which approximates $9.5 million annually, will no longer be subject to amortization effective January 1, 2002. An impairment analysis will be performed during 2002 as required by the new Statement.

     In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144, which will be effective for the Company in fiscal year 2002, supersedes SFAS 121 and establishes guidelines for accounting for the impairment and disposal of long-lived assets. The Company believes that the adoption of SFAS 144 will not materially impact the Company's financial statements upon adoption.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to certain market risks, primarily resulting from the effects of changes in interest rates. To reduce exposures to market risks resulting from fluctuations in interest rates, the Company uses derivative financial instruments. Specifically, the Company uses interest rate swap agreements to mitigate the effects of interest rate fluctuations on net income by swapping the floating interest rates on certain portions of the Company's debt to fixed interest rates. These agreements had a notional amount of $175.3 million and $140.1 million for the years ended December 31, 2001 and 2000, respectively, and they expire between December 31, 2002 and December 31, 2003. Holding other factors constant (such as foreign exchange rates and debt levels), a 1.00% increase in interest rates would have changed the fair market value of these agreements at December 31, 2001 by approximately $1.8 million. The effect of changes in interest rates on the Company's net income historically has been small relative to other factors that also affect net income, such as sales and operating margins. However, a 1.00% increase in interest rates would increase annual interest expense by approximately $3.1 million before considering the impact of interest rate swaps. Management believes that its use of these financial instruments to reduce risk is in the Company's best interest. The Company does not enter into financial instruments for trading purposes.

     The Company's risks related to commodity price and foreign currency exchange risks have historically not been material. The Company does not expect the effects of these risks to be material in the future based on current operating and economic conditions in the countries and markets in which it operates. Therefore, a 10.00% change in the value of the U.S. dollar would not significantly affect the Company's financial position.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULE

                                                                                                              Page
                                                                                                              ----
Consolidated Financial Statements:
----------------------------------
Report of Independent Public Accountants                                                                       16
Consolidated Balance Sheets as of December 31, 2001 and 2000                                                   17
Consolidated Statements of Income for the Years Ended December 31, 2001, 2000 and 1999                         18
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999                     19
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2001, 2000 and 1999           20
Notes to Consolidated Financial Statements                                                                     21

Financial Statement Schedule:
-----------------------------

Report of Independent Public Accountants                                                                       32
Schedule II--Valuation and Qualifying Accounts                                                                 33

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Stoneridge, Inc.:

     We have audited the accompanying consolidated balance sheets of Stoneridge, Inc. (an Ohio corporation) and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stoneridge, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

     As explained in Note 2 to the consolidated financial statements, effective January 1, 2001, the Company changed its method of accounting for derivative instruments.

                                                  Arthur Andersen LLP

Cleveland, Ohio,
January 22, 2002.

                       STONERIDGE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                              December 31,
                                                                              ------------
                                                                        2001                2000
                                                                      --------            --------
Assets
Current Assets:
     Cash and cash equivalents...................................    $   4,369           $   5,594
     Accounts receivable, less allowance for doubtful
        accounts of $1,742 and $2,142............................       91,018              91,680
     Inventories.................................................       54,504              70,159
     Prepaid expenses and other..................................       15,538              17,104
     Deferred income taxes, net..................................        7,316              10,217
                                                                     ---------           ---------
        Total current assets.....................................      172,745             194,754
                                                                     ---------           ---------

Property, Plant and Equipment, net...............................      118,061             113,855
Other Assets:
        Goodwill and other intangibles, net......................      347,724             357,526
        Investments and other....................................       28,313              30,860
                                                                     ---------           ---------
Total Assets.....................................................    $ 666,843           $ 696,995
                                                                     =========           =========

Liabilities and Shareholders' Equity
Current Liabilities:
     Current portion of long-term debt...........................    $  41,621           $  34,562
     Accounts payable............................................       50,792              45,199
     Accrued expenses and other..................................       33,933              34,924
                                                                     ---------           ---------
        Total current liabilities................................      126,346             114,685
                                                                     ---------           ---------

Long-Term Debt, net of current portion...........................      249,720             296,079
Deferred Income Taxes, net.......................................       24,352              22,352
Other............................................................        6,818               1,693
                                                                     ---------           ---------
        Total long-term liabilities..............................      280,890             320,124
                                                                     ---------           ---------

Shareholders' Equity:
     Preferred shares, without par value, 5,000
        authorized, none issued..................................           --                  --
     Common shares, without par value, 60,000
        authorized, 22,397 issued and outstanding
        at December 31, 2001 and 2000, stated at.................           --                  --
     Additional paid-in capital..................................      141,506             141,506
     Retained earnings...........................................      126,157             123,211
     Accumulated other comprehensive loss........................       (8,056)             (2,531)
                                                                     ---------           ---------
        Total shareholders' equity...............................      259,607             262,186
                                                                     ---------           ---------
Total Liabilities and Shareholders' Equity.......................    $ 666,843           $ 696,995
                                                                     =========           =========


        The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                       STONERIDGE, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)

                                                       For the years ended December 31,
                                                       --------------------------------
                                                      2001           2000           1999
                                                  ------------   ------------   ------------
Net Sales.......................................  $   584,468    $   667,192    $   675,221

Costs and Expenses
   Cost of goods sold...........................      449,386        496,080        487,349
   Selling, general and administrative..........       99,587         95,946         90,567
                                                  -----------    -----------    -----------

Operating Income................................       35,495         75,166         97,305

   Interest expense, net........................       31,308         29,492         30,741
   Other expense / (income), net................          291         (1,120)          (458)
                                                  -----------    -----------    -----------

Income Before Income Taxes......................        3,896         46,794         67,022

   Provision for income taxes...................          950         14,085         25,850
                                                  -----------    -----------    -----------
Net Income......................................  $     2,946    $    32,709    $    41,172
                                                  ===========    ===========    ===========

Basic Net Income per Share......................  $      0.13    $      1.46    $      1.84
Weighted Average Shares Outstanding.............       22,397         22,397         22,397
                                                  ===========    ===========    ===========

Diluted Net Income per Share....................  $      0.13    $      1.46    $      1.84
Weighted Average Shares Outstanding.............       22,467         22,397         22,397
                                                  ===========    ===========    ===========

        The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                       STONERIDGE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                          For the years ended December 31,
                                                                          --------------------------------
                                                                        2001            2000             1999
                                                                     -----------     -----------     ------------
Operating Activities:
Net income.........................................................  $    2,946      $   32,709      $     41,172
Adjustments to reconcile net income to net cash from
 operating activities --
   Depreciation and amortization...................................      29,568          28,680            27,850
   Deferred income taxes...........................................       7,052           7,166             8,900
   Loss / (gain) on sale of fixed assets...........................          84            (995)               --
   Changes in operating assets and liabilities --
     Accounts receivable, net......................................        (960)          5,577            (5,213)
     Inventories...................................................      14,462          (5,905)           (3,615)
     Prepaid expenses and other....................................         283          (4,242)           (6,937)
     Other assets, net.............................................       3,293          (2,142)           (1,015)
     Accounts payable..............................................       6,548           4,292            (8,793)
     Accrued expenses and other....................................        (625)        (12,738)           (8,181)
                                                                     ----------      ----------      ------------
       Net cash provided by operating activities...................      62,651          52,402            44,168
                                                                     ----------      ----------      ------------

Investing Activities:
Capital expenditures...............................................     (23,968)        (28,720)          (17,589)
Proceeds from sale of fixed assets.................................          --           2,176                --
Business acquisitions and other....................................          44             786           (34,209)
                                                                     ----------      ----------      ------------
       Net cash used for investing activities......................     (23,924)        (25,758)          (51,798)
                                                                     ----------      ----------      ------------

Financing Activities:
Proceeds from long-term debt.......................................       1,309              --             5,114
Repayments of long-term debt.......................................      (1,038)         (1,308)             (168)
Net borrowings (repayments) under credit agreement.................     (37,060)        (23,191)            4,712
Debt issuance costs................................................      (3,053)             --                --
                                                                     ----------      ----------      ------------
       Net cash (used for) provided by financing activities........     (39,842)        (24,499)            9,658
                                                                     ----------      ----------      ------------

Effect of exchange rate changes on cash and cash equivalents.......        (110)           (475)               20
                                                                     ----------      ----------      ------------

Net change in cash and cash equivalents............................      (1,225)          1,670             2,048
Cash and cash equivalents at beginning of period...................       5,594           3,924             1,876
                                                                     ----------      ----------      ------------
Cash and cash equivalents at end of period.........................  $    4,369      $    5,594      $      3,924
                                                                     ==========      ==========      ============

Supplemental disclosure of cash flow information:
Cash paid for interest.............................................  $   29,534      $   27,698      $     29,967
                                                                     ==========      ==========      ============
Cash (received) paid for income taxes..............................  $   (9,229)     $   14,761      $     16,180
                                                                     ==========      ==========      ============

        The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                       STONERIDGE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                (in thousands)

                                                                                               Accumulated
                                                                Additional                        Other
                                                  Number of       Paid-in       Retained      Comprehensive     Comprehensive
                                                   shares         Capital       Earnings          Loss          Income / (Loss)
                                                  ---------     ----------      --------      -------------     ---------------
BALANCE, DECEMBER 31, 1998.....................      22,397     $  141,506      $ 49,330      $       (294)

Net income.....................................          --             --        41,172                --      $      41,172
Other comprehensive income:
   Currency translation adjustments............          --             --            --               (86)               (86)
                                                  ---------     ----------      --------      ------------      -------------
                 Comprehensive income..........                                                                 $      41,086
                                                                                                                =============

BALANCE, DECEMBER 31, 1999.....................      22,397        141,506        90,502              (380)

Net income.....................................          --             --        32,709                --      $      32,709
Other comprehensive income:
   Currency translation adjustments............          --             --            --            (2,151)            (2,151)
                                                  ---------     ----------      --------      ------------      -------------
                 Comprehensive income..........                                                                 $      30,558
                                                                                                                =============

BALANCE, DECEMBER 31, 2000.....................      22,397        141,506       123,211            (2,531)

Net income.....................................          --             --         2,946                --      $       2,946
Other comprehensive loss:
   Cumulative effect of change in accounting
      for derivatives..........................          --             --            --              (268)              (268)
   Change in fair value of derivatives.........          --             --            --            (4,042)            (4,042)
   Currency translation adjustments............          --             --            --            (1,215)            (1,215)
                                                  ---------     ----------      --------      ------------      -------------
                 Comprehensive loss............                                                                 $      (2,579)
                                                                                                                =============
BALANCE, DECEMBER 31, 2001.....................      22,397     $  141,506      $126,157      $     (8,056)
                                                  =========     ==========      ========      ============


        The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                       STONERIDGE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  (in thousands, except share and per share data, unless otherwise indicated)

1.   Organization and Nature of Business

          Stoneridge, Inc. (Stoneridge) and its subsidiaries are independent designers and manufacturers of engineered electrical and electronic components, modules and systems for the automotive, medium- and heavy-duty truck, agricultural, and off-road vehicle markets.

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

Accounts Receivable Concentrations

          Revenues are principally generated from the automotive, medium- and heavy-duty truck, and agricultural vehicle markets. Due to the nature of these industries, a significant portion of sales and related accounts receivable are concentrated in a relatively small number of customers. In 2001, the top three customers accounted for approximately 18%, 17% and 15% of net sales, while the top five customers accounted for 68% of net sales. The top three customers accounted for approximately 18%, 17% and 17% of the Company's 2000 net sales, and its top five customers accounted for approximately 66% of its 2000 net sales. Accounts receivable from the Company's five largest customers aggregated approximately $48,529 and $47,876 at December 31, 2001 and 2000, respectively.

Inventories

          Cost is determined using the last-in, first-out (LIFO) method for approximately 74% and 77% of the Company's inventories at December 31, 2001 and 2000, respectively, and by the first-in, first-out (FIFO) method for all other inventories. Inventory cost includes material, labor and overhead. Inventories consist of the following at December 31:

                                             2001                2000
                                            -------             -------
                 Raw materials              $35,488             $45,552
                 Work in progress             8,192               9,369
                 Finished goods              11,142              15,261
                 Less: LIFO reserve            (318)                (23)
                                            -------             -------
                      Total                 $54,504             $70,159
                                            =======             =======

                       STONERIDGE, INC. AND SUBSIDIARIES

  (in thousands, except share and per share data, unless otherwise indicated)

Property, Plant and Equipment

     Property, plant and equipment are recorded at cost and consist of the following at December 31:

                                                     2001          2000
                                                  ---------      ---------
        Land and land improvements                $  5,552       $  5,560
        Buildings and improvements                  44,730         43,855
        Machinery and equipment                     93,041         87,245
        Office furniture and fixtures               23,925         22,925
        Tooling                                     48,313         38,350
        Vehicles                                       862          1,115
        Leasehold improvements                       1,106          1,110
                                                  --------       --------
                                                   217,529        200,160
        Less: Accumulated depreciation and
        amortization                                99,468         86,305
                                                  --------       --------
                                                  $118,061       $113,855
                                                  ========       ========

     Depreciation is provided by both the straight-line and accelerated methods over the estimated useful lives of the assets. Depreciation expense for the years ended December 31, 2001, 2000 and 1999 was $18,664, $18,218 and $17,057,
respectively. Depreciable lives within each property classification are as follows:

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

Goodwill and Other Intangibles

     Goodwill and other intangibles, net, which result principally from acquisitions, consist of the following at December 31:

                                  Estimated
                                 Useful Life           2001           2000
                                 -----------         --------       --------
         Goodwill                  40 years          $345,392       $354,912
         Patents                  6-13 years            2,332          2,614
                                                     --------       --------
                                                     $347,724       $357,526
                                                     ========       ========

                       STONERIDGE, INC. AND SUBSIDIARIES

  (in thousands, except share and per share data, unless otherwise indicated)

     Goodwill and other intangibles are presented net of accumulated amortization of $37,143 and $27,262 as of December 31, 2001 and 2000, respectively. Goodwill and other intangible asset amortization expense totaled approximately $9,881, $10,121 and $9,769 in 2001, 2000 and 1999, respectively.
The Company regularly evaluates its accounting for goodwill and other intangible assets. No impairment charges were recorded in 2001, 2000 and 1999. Impairment would be recognized when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Measurement of the amount of impairment would be based on appraisal, market value of similar assets or estimated discounted future cash flows resulting from the use and ultimate disposition of the asset.

Accrued Expenses and Other Current Liabilities

     Accrued expenses and other current liabilities consist of the following at December 31:


                                                   2001          2000
                                                 -------       -------
         Compensation-related obligations        $14,186       $14,028
         Insurance-related obligations             7,586         8,036
         Other                                    12,161        12,860
                                                 -------       -------
                                                 $33,933       $34,924
                                                 =======       =======

Income Taxes

     The Company accounts for income taxes using the provisions of SFAS 109, "Accounting for Income Taxes." Deferred income taxes reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not.

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

     The financial statements of foreign subsidiaries, where the U.S. dollar is the functional currency and which have certain transactions denominated in a local currency, are re-measured as if the functional currency were the U.S. dollar. The re-measurement of local currencies into U.S. dollars creates translation adjustments which are included in net income. All translation and transaction activities were insignificant in 2001, 2000 and 1999.

Revenue Recognition

     The Company recognizes revenues from the sale of products, net of costs of returns and allowances, at the point of passage of title, which is generally at the time of shipment. Revenue is recognized in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements."

Product Development Expenses

     Expenses associated with the development of new products and changes to existing products are charged to expense as incurred. The costs amounted to $26,996, $26,750 and $21,976 in 2001, 2000 and 1999, respectively.

                       STONERIDGE, INC. AND SUBSIDIARIES

  (in thousands, except share and per share data, unless otherwise indicated)


Stock-Based Compensation

     The Company has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation." The Company continues to follow Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee share options. Since the exercise price of the Company's employee share options equals the market price of the shares on the date of grant, no compensation expense is recorded.

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

Net Income Per Share

     Net income per share amounts for all periods are presented in accordance with SFAS 128, "Earnings per Share," which requires the presentation of basic net income per share and diluted net income per share. Basic net income per share was computed by dividing net income by the weighted average number of common shares outstanding for each respective period. Diluted net income per share was calculated by dividing net income by the weighted average of all potentially dilutive common shares that were outstanding during the periods presented, except for the years ended December 31, 2000 and 1999, where such inclusion would have had an anti-dilutive effect. Actual weighted average shares outstanding used in calculating basic and diluted net income per share were as follows:

                                                                For the years ended December 31,
                                                      ----------------------------------------------------
                                                           2001               2000               1999
                                                      --------------     --------------     --------------
   Basic weighted average shares outstanding                  22,397             22,397             22,397
   Effect of dilutive securities                                  70                 --                 --
                                                      --------------     --------------     --------------
   Diluted weighted average shares outstanding                22,467             22,397             22,397
                                                      ==============     ==============     ==============

                       STONERIDGE, INC. AND SUBSIDIARIES

  (in thousands, except share and per share data, unless otherwise indicated)

Impairment of Assets

     The Company reviews its long-lived assets and identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded in 2001, 2000 and 1999. Impairment would be recognized when events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. Measurement of the amount of impairment may be based on appraisal, market values of similar assets or estimated discounted future cash flows resulting from the use and ultimate disposition of the asset.

Accounting Standards

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

     In July 2001, the FASB issued SFAS 141, "Business Combinations." SFAS 141 eliminates the pooling-of-interests method and requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. The adoption of SFAS 141 did not have a material impact on the Company's financial statements.

     In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets." Under SFAS 142, the amortization period for certain intangibles will change and goodwill will no longer be subject to amortization. Goodwill will be subject to at least an annual assessment for impairment by applying a fair value-based test. This Statement is effective for the Company on January 1, 2002. The Company is currently in the process of evaluating the overall potential impact of this Statement on the Company's financial statements. Goodwill amortization, which approximates $9.5 million annually, will cease effective January 1, 2002. An impairment analysis will be performed during 2002 as required by the new Statement.

     In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144, which will be effective for the Company in fiscal year 2002, supersedes SFAS 121 and establishes guidelines for accounting for the impairment and disposal of long-lived assets. The Company believes that the adoption of SFAS 144 will not materially impact the Company's financial statements upon adoption.

Reclassifications

     Certain prior year amounts have been reclassified to conform to their 2001 presentation in the consolidated financial statements.

3. Acquisitions

     On August 27, 1999, the Company purchased all the outstanding shares of TVI Europe, Limited (TVI) for approximately $20,700. TVI is a United Kingdom manufacturer of vehicle information and management systems for the European commercial vehicle market. The transaction was accounted for as a purchase. The excess of purchase price over the fair value of assets acquired was approximately $17,400. The results of operations of TVI are included in the accompanying financial statements from the date of acquisition.

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

4. Investments

          The Company has a 50% interest in PST Industria Eletronica da Amazonia Ltda. (PST), a Brazilian electronic components business that specializes in electronic vehicle security devices. The investment is accounted for under the equity method of accounting. The Company's investment in PST was $1,758 and $1,492 at December 31, 2001 and 2000, respectively. The Company has loaned PST $6,498, which includes accrued interest. The initial loan was used for the repayment of existing debt and is secured by certain assets of PST.

          The Company has also entered into two joint venture agreements with Connecto AB, a Swedish manufacturer of power distribution systems. Pursuant to the terms of the agreements, the Company has a 92% interest in a Brazilian joint venture and a 14% interest in a European joint venture. The Brazilian joint venture is consolidated with the results of the Company and the European joint venture is accounted for under the equity method of accounting, because the Company maintains significant influence over this entity. As of December 31, 2001, the Company incurred costs of approximately $5,187 related to these joint ventures. The joint ventures are establishing production facilities in Brazil and Europe for the purpose of manufacturing and selling power distribution systems in South America and Europe, respectively.

5. Long-Term Debt

          The Company has a $425.0 million credit agreement with a bank group. The credit agreement, as amended on September 28, 2001, has the following components: a $100.0 million revolving facility including a $5.0 million swing line facility, a $150.0 million term facility, and a $175.0 million term facility. The $100.0 million revolving facility and the $150.0 million term facility expire on December 31, 2003 and require a commitment fee of 0.50% on the unused balance of the revolver. The revolving facility permits the Company to borrow up to half its borrowing in specified foreign currencies. Interest is payable quarterly at either (i) the prime rate plus a margin of 2.50% or (ii) LIBOR plus a margin of 4.00%. These margins increase periodically through September 30, 2002. These facilities require additional interest of 1.00% on the aggregate unpaid principal balance payable on the expiration date. The $5.0 million swing line facility expires on December 31, 2003. Interest is payable monthly at an overnight money market borrowing rate. The $175.0 million term facility expires on December 31, 2005. Interest is payable quarterly at either
(i) the prime rate plus a margin of 3.50% or (ii) LIBOR plus a margin of 5.00%. These margins increase periodically through September 30, 2002. This facility also requires additional interest of 1.00% on the aggregate unpaid principal balance payable on the expiration date.

          The weighted average interest rate in effect for the years ended December 31, 2001, 2000 and 1999 was approximately 9.39%, 7.75% and 8.40%, respectively, including the effects of the interest rate swap agreements.

          Long-term debt consists of the following at December 31:

                                                     2001           2000
                                              -----------     ----------
   Borrowings under credit agreement          $   286,610     $  323,670
   Borrowings payable to foreign banks              3,891          4,826
   Other                                              840          2,145
                                              -----------     ----------
                                                  291,341        330,641
   Less: Current portion                           41,621         34,562
                                              -----------     ----------
                                              $   249,720     $  296,079
                                              ===========     ==========

                       STONERIDGE, INC. AND SUBSIDIARIES

  (in thousands, except share and per share data, unless otherwise indicated)

          The credit agreement contains various covenants that require, among other things, the maintenance of certain minimum amounts of consolidated net worth and consolidated EBITDA and certain specified ratios of consolidated total debt to consolidated EBITDA, interest coverage and fixed charge coverage. Restrictions also include limits on capital expenditures and dividends. The Company was in compliance with these covenants at December 31, 2001.

          Future maturities of long-term debt as of December 31, 2001 are as follows:


                         2002                $  41,621
                         2003                   88,479
                         2004                   45,237
                         2005                  116,004
                         2006                       --

          The credit agreement requires certain debt prepayments based upon the achievement of defined levels of EBITDA.

6.   Income Taxes

          The provisions for income taxes included in the accompanying financial statements represent federal, state and foreign income taxes. The provision for income taxes consists of the following for the years ended December 31:

                                      2001          2000         1999
                                   ---------     ---------     --------
         Current:
         Federal                   $  (9,347)    $   3,003     $ 12,281
         State and foreign               712         2,763        3,966
                                   ---------     ---------     --------
                                      (8,635)        5,766       16,247
                                   ---------     ---------     --------
         Deferred:
         Federal                       8,387         7,602        8,618
         State and foreign             1,198           717          985
                                   ---------     ---------     --------
                                       9,585         8,319        9,603
                                   ---------     ---------     --------
         Total                     $     950     $  14,085     $ 25,850
                                   =========     =========     ========

          A reconciliation of the Company's effective income tax rate to the statutory federal tax rate for 2001, 2000 and 1999 is as follows:

                                                  2001        2000        1999
                                                -------     -------      ------
     Statutory U.S. federal income tax rate        35.0%       35.0%       35.0%
     State income taxes, net of federal
      tax benefit                                  14.6         1.5         3.0
     Tax credits                                  (23.1)       (1.0)         --
     Goodwill amortization                          7.6         0.5         0.7
     Foreign sales corporation                    (56.0)       (3.8)       (1.4)
     Foreign rate differential                     28.6        (2.4)         --
     Other items                                   17.7         0.3         1.3
                                                -------     -------      ------
     Effective income tax rate                     24.4%       30.1%       38.6%
                                                =======     =======      ======

          Unremitted earnings of foreign subsidiaries are $10,978 as of December 31, 2001. Because these earnings have been indefinitely reinvested in foreign operations, no provision has been made for U.S. income taxes. It is impracticable to determine the amount of unrecognized deferred taxes with respect to these earnings; however, foreign tax credits should be available to reduce U.S. income taxes in the event of a distribution.

                       STONERIDGE, INC. AND SUBSIDIARIES

  (in thousands, except share and per share data, unless otherwise indicated)

     Deferred tax assets and liabilities consist of the following at December
31:

                                                         2001          2000
                                                       --------      --------
          Deferred tax assets:
               Inventories                             $  1,618      $  2,275
               Employee benefits                          2,028         2,863
               Insurance                                  2,559         2,922
               Other nondeductible reserves              10,879         7,615
                                                       --------      --------
          Gross deferred tax assets                      17,084        15,675
                                                       --------      --------

          Deferred tax liabilities:
               Depreciation and amortization            (31,025)      (24,515)
               Other                                     (3,095)       (3,295)
                                                       --------      --------
          Gross deferred tax liabilities                (34,120)      (27,810)
                                                       --------      --------

          Net deferred tax liability                   $(17,036)     $(12,135)
                                                       ========      ========

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

     For the years ended December 31, 2001, 2000 and 1999, lease expense totaled $5,713, $4,098 and $3,620 under these agreements, including related party lease expense of $538, $575 and $465, respectively.


     Future minimum operating lease commitments at December 31, 2001 are as follows:

                                      Third            Related
                                      Party             Party
                                     -------           -------
                  2002               $ 4,565           $   471
                  2003                 2,776               461
                  2004                 1,085               383
                  2005                   133               357
                  2006                    23               357
                  Thereafter              --             1,072

8. Share Option Plans

     In October 1997, the Company adopted a Long-Term Incentive Plan (Incentive
Plan). The Company has reserved 1,000,000 Common Shares for issuance under the Incentive Plan. In May 2001, the number of Common Shares reserved under the Incentive Plan was increased to 2,500,000. Under the Incentive Plan, the Company has granted cumulative options to purchase 1,025,500 Common Shares to management with exercise prices equal to the fair market value of the Company's Common Shares at the date of grant. The options vest from one to five years after the date of grant.

                       STONERIDGE, INC. AND SUBSIDIARIES

  (in thousands, except share and per share data, unless otherwise indicated)


     Information relating to the Company's outstanding options is as follows:

                                                                                         Weighted
                                                     Share           Exercise             Average
                                                    Options           Prices           Exercise Price
                                                 ------------     --------------     ------------------
         Outstanding at December 31, 1998             492,000        16.44-17.50            17.48
              Granted in 1999                         103,000              14.72            14.72
              Forfeited in 1999                       (14,000)       14.72-17.50            16.31
                                                 ------------
         Outstanding at December 31, 1999             581,000        14.72-17.50            17.02
              Granted in 2000                          60,000               7.82             7.82
              Forfeited in 2000                       (65,000)       14.72-17.50            17.07
                                                 ------------
         Outstanding at December 31, 2000             576,000         7.82-17.50            16.05
              Granted in 2001                         364,500          5.13-8.40             5.66
              Forfeited in 2001                        (4,000)        5.13-14.72            12.32
                                                 ------------
         Outstanding at December 31, 2001             936,500         5.13-17.50            12.03
                                                 ============


     Of the options issued and outstanding under the Incentive Plan, 488,000, 434,000, and 484,000 were exercisable as of December 31, 2001, 2000 and 1999, respectively. The weighted average exercise price of options exercisable at the end of year was $17.14, $17.44 and $17.48 per share at December 31, 2001, 2000 and 1999, respectively.

     The following pro forma information regarding net income and net income per share is required by SFAS 123, and has been determined as if the Company had accounted for its share options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                2001                    2000                  1999
                                        ---------------------   --------------------   -------------------
       Risk-free interest rate                5.19 - 5.26%           6.09 - 6.14%            5.29-5.32%
       Expected dividend yield                   0.00%                  0.00%                  0.00%
       Expected lives                           7.5 years           7.5 - 8.5 years       7.5 - 8.5 years
       Expected volatility                    40.4 - 41.0%         38.54 - 39.00%             33.90%

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net earnings per share is as follows:

                                            2001          2000          1999
                                          ---------    ----------    ----------
       Net income - as reported           $   2,946    $   32,709    $   41,172
       Net income - pro forma             $   2,134    $   32,381    $   39,302

       Basic and diluted net income
        per share - as reported           $    0.13    $     1.46    $     1.84
       Basic and diluted net income
        per share - pro forma             $    0.10    $     1.45    $     1.75

                       STONERIDGE, INC. AND SUBSIDIARIES

  (in thousands, except share and per share data, unless otherwise indicated)


9.  Employee Benefit Plans

     The Company has certain defined contribution profit sharing and 401(k) plans covering substantially all employees. Company contributions are generally discretionary; however, a portion of these contributions is based upon a percentage of employee compensation, as defined in the plans. The Company's policy is to fund all benefit costs accrued. There are no unfunded prior service costs. For the years ended December 31, 2001, 2000 and 1999, contributions amounted to $3,555, $3,479 and $6,310, respectively.

     The Company does not provide any other material retirement, post-retirement or post-employment benefits to its employees.

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

     Derivative financial instruments as of December 31, 2001 and 2000 include the following interest rate swap agreements:


                         Notional Amount    Fixed Rate    Maturity
                        2001         2000      Paid         Date
                        ----         ----      ----         ----
                    $  39,375    $  54,375      6.76    Dec. 31, 2002
                       84,875       85,750      6.77    Dec. 31, 2002
                       51,056           --      4.93    Dec. 31, 2003

     The fair market value of these interest rate swap agreements, which was estimated based on quoted market sources, approximated a net payable of $6,700 and $2,500, at December 31, 2001 and 2000, respectively. As a result of the adoption of SFAS 133 in 2001, the Company has reflected the net of tax offset to this liability as a separate component of shareholders' equity, due to these swaps being deemed effective hedges.

     The interest rate swap agreements require the Company to pay a fixed interest rate to counterparties while receiving a floating interest rate based on LIBOR. The counterparties to each of the interest rate swap agreements are major commercial banks. Management believes that losses related to credit risk are remote.

     The Company also entered into a foreign currency forward contract to purchase $13.3 million of Swedish krona to satisfy krona denominated debt obligations. The estimated fair value of the forward at December 31, 2001, per quoted market sources, was not materially different from the carrying value.

11. Commitments and Contingencies

     In the ordinary course of business, the Company is involved in various legal proceedings, workers' compensation and product liability disputes. Management is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of operations or the financial position of the Company.

                       STONERIDGE, INC. AND SUBSIDIARIES

  (in thousands, except share and per share data, unless otherwise indicated)

12. Geographic Areas

     The Company has adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 requires the financial statement disclosures for operating segments, products and services, and geographic areas. The Company operates in one business segment based on the aggregation criteria set forth in SFAS 131.

     The following table presents net sales and non-current assets for each of the geographic areas in which the Company operates:


                                    2001              2000             1999
                                 ---------          ---------        ---------
     Net sales:
        North America            $ 498,011          $ 579,877        $ 599,309
        Europe and other            86,457             87,315           75,912
                                 ---------          ---------        ---------
        Total                    $ 584,468          $ 667,192        $ 675,221
                                 =========          =========        =========

     Non-current assets:
        North America            $ 440,915          $ 446,744        $ 452,774
        Europe and other            53,183             55,497           53,219
                                 ---------          ---------        ---------
        Total                    $ 494,098          $ 502,241        $ 505,993
                                 =========          =========        =========

13. Unaudited Quarterly Financial Data

     The following is a condensed summary of actual quarterly results of operations for 2001 and 2000:

                                                         Quarter Ended
                                             --------------------------------------
                                             Dec. 31   Sep. 30   June 30    Mar. 31
                                             --------  -------   -------    -------
                                              (in millions, except per share data)
     2001
     Net sales                               $ 140.0   $ 136.4   $ 151.9    $ 156.2
     Gross profit (A)                           30.0      30.2      36.7       38.1
     Operating income                            8.4       4.5       9.8       12.9
     Net income (loss)                       $   0.2   $  (1.8)  $   1.5    $   3.1
                                             =======   =======   =======    =======
     Basic and diluted net income (loss)
     per share                               $   .01   $  (.08)  $  0.07    $  0.14
                                             =======   =======   =======    =======


     2000
     Net sales                               $ 146.4   $ 153.8   $ 182.8    $ 184.2
     Gross profit (A)                           30.7      38.0      50.7       51.7
     Operating income                            7.9      15.4      25.2       26.6
     Net income                              $   1.1   $   7.5   $  11.6    $  12.5
                                             =======   =======   =======    =======
     Basic and diluted net income per share  $  0.05   $  0.34   $  0.52    $  0.56
                                             =======   =======   =======    =======

(A) Gross profit represents net sales less cost of goods sold.

     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Stoneridge, Inc.:

     We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Stoneridge, Inc. and Subsidiaries included in this Form 10-K, and have issued our report thereon dated January 22, 2002. Our audits were made for the purpose of forming an opinion on those financial statements taken as a whole. The schedule on page 34 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                             ARTHUR ANDERSEN LLP


Cleveland, Ohio,
January 22, 2002.

                       STONERIDGE, INC. AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                (in thousands)

                                                                Liabilities
                                     Balance at    Charged to   Assumed in
                                    Beginning of    Costs and    Purchase                  Balance at
                                       Period       Expenses    Accounting   Write-offs   End of Period
                                    ------------   ----------   -----------  ----------   -------------
Allowance for doubtful accounts:
   Year ended December 31, 1999     $ 1,006        $  728       $    125      $ 310        $ 1,549
   Year ended December 31, 2000       1,549           840             --        247          2,142
   Year ended December 31, 2001       2,142           564             --        964          1,742

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There has been no disagreement between the management of the Company and the Company's accountants on any matter of accounting principles or practices of financial statement disclosures.

                                   PART III.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 is incorporated by reference to the information under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 13, 2002, and the information under the heading "Executive Officers" in Part I of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated by reference to the information under the heading "Executive Compensation" contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 13, 2002.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is incorporated by reference to the information under the heading "Security Ownership of Certain Beneficial Owners and Management" contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 13, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is incorporated by reference to the information under the heading "Certain Relationships and Related Transactions" contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 13, 2002.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Form 10-K.


                                                                                    Page in
                                                                                   Form 10-K
                                                                                   ---------
     1.  Consolidated Financial Statements:
         Report of Independent Public Accountants                                       16
         Consolidated Balance Sheets as of December 31, 2001 and 2000                   17
         Consolidated Statements of Income for the years ended
         December 31, 2001, 2000 and 1999                                               18
         Consolidated Statements of Cash Flows for the years ended
         December 31, 2001, 2000 and 1999                                               19
         Consolidated Statements of Shareholders' Equity for the years ended
         December 31, 2001, 2000 and 1999                                               20
         Notes to Consolidated Financial Statements                                     21

     2.  Financial Statement Schedules:
         Report of Independent Public Accountants                                       32
         Schedule II - Valuation and Qualifying Accounts                                33

     All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     (b) The following reports on Form 8-K were filed during the quarter ended December 31, 2001.

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

     10.4      Share Exchange Agreement relating to the Berifors Acquisition
               (incorporated by reference to Exhibit 10.6 to the Company's
               Registration Statement on Form S-1 (No. 333-33285)).

     10.5      Joint Venture and Shareholders' Agreements and Cooperation
               Agreement with Connecto AB (incorporated by reference to Exhibit
               10.7 to the Company's Registration Statement on Form S-1 (No.
               333-33285)).

     10.6      Credit Agreement dated as of December 30, 1998 among Stoneridge,
               Inc., as Borrower, the Lending Institutions Named Therein, as
               Lenders, DLJ Capital Funding, Inc., as Syndication Agent,
               National City Bank as Administrative Agent and Collateral Agent,
               PNC Bank, NA as Documentation Agent (incorporated by reference to
               Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

     10.7 Amendment No. 1 dated as of January 28, 1999 to Credit Agreement dated as of December 30, 1998 among Stoneridge, Inc. as Borrower, the Lenders named therein as Lenders, DLJ Capital Funding, Inc.
               as Syndication Agent, National City Bank as a Lender, a Letter of
               Credit Issuer, the Administrative Agent and the Collateral Agent,
               PNC Bank NA as Documentation Agent (incorporated by reference to
               Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

     10.8 Amendment No. 2 dated as of September 7, 1999 to Credit Agreement dated as of December 30, 1998 among Stoneridge, Inc. as Borrower, the Lenders named therein as Lenders, DLJ Capital Funding, Inc.
               as Syndication Agent, National City Bank as a Lender, a Letter of
               Credit Issuer, the Administrative Agent and the Collateral Agent,
               PNC Bank NA as Documentation Agent (incorporated by reference to
               Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

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

     10.10 Amendment No. 4 dated as of January 26, 2001 to Credit Agreement dated as of December 30, 1998 among Stoneridge, Inc. as Borrower, the Lenders named therein as Lenders, DLJ Capital Funding, Inc.
               as Syndication Agent, National City Bank as a Lender, a Letter of
               Credit Issuer, the Administrative Agent and the Collateral Agent,
               PNC Bank NA as Documentation Agent (incorporated be reference to
               Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

     10.11     Amendment No. 5 dated as of September 28, 2001 to Credit
               Agreement dated as of December 30, 1998 among Stoneridge, Inc. as
               Borrower, the Lenders named therein as Lenders, DLJ Capital
               Funding, Inc. as Syndication Agent, National City Bank as a
               Lender, a Letter of Credit Issuer, the Administrative Agent and the Collateral Agent, PNC Bank NA as Documentation Agent
               (incorporated by reference to Exhibit 10.6 to the Company's
               Quarterly Report on Form 10-Q for the quarter ended September 30,
               2001).

     10.12 Proposed Form of Tax Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the Company's Registration
               Statement on Form S-1 (No. 333-33285)).

     10.13     Agreement for the Purchase and Sale of Quotas of P.S.T. Industria
               Eletronica da Amazonia Ltda dated October 29, 1997(incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

     10.14     Quotaholders' Agreement among Marcos Ferretti, Sergio De
               Cerqueira Leite, Stoneridge, Inc. and P.S.T. Industria Eletronica da Amazonia Ltda dated October 29, 1997 (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

     10.15     Stock Purchase Agreement by and among Stoneridge, Inc. and the
               Shareholders of Hi-Stat Manufacturing Co., Inc., dated as of
               December 7, 1998 (incorporated by reference to Exhibit 2.1 to the
               Company's Current Report on Form 8-K as of December 31, 1998).

     10.16     Form of Change in Control Agreement (incorporated by reference to
               Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

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



                                    STONERIDGE, INC.



     Date:  March 12, 2002             /s/  KEVIN P. BAGBY
                                    --------------------------------------------
                                    Kevin P. Bagby
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

     Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


     Date:  March 12, 2002             /s/  D.M. DRAIME
                                    --------------------------------------------
                                    D.M. Draime
                                    Chairman of the Board of Directors

     Date:  March 12, 2002             /s/  CLOYD J. ABRUZZO
                                    --------------------------------------------
                                    Cloyd J. Abruzzo
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

     Date:  March 12, 2002             /s/  AVERY S. COHEN
                                    --------------------------------------------
                                    Avery S. Cohen
                                    Secretary and Director

     Date:  March 12, 2002             /s/  RICHARD E. CHENEY
                                    --------------------------------------------
                                    Richard E. Cheney
                                    Director

     Date:  March 12, 2002             /s/  SHELDON J. EPSTEIN
                                    --------------------------------------------
                                    Sheldon J. Epstein
                                    Director

     Date:  March 12, 2002             /s/  CHARLES J. HIRE
                                    --------------------------------------------
                                    Charles J. Hire
                                    Director


     Date:  March 12, 2002             /s/  RICHARD G. LEFAUVE
                                    --------------------------------------------
                                    Richard G. LeFauve
                                    Director


     Date:  March 12, 2002             /s/  EARL L. LINEHAN
                                    --------------------------------------------
                                    Earl L. Linehan
                                    Director