Form 10-Q
period 2002-03-31
STONERIDGE INC
filed 2002-04-12
CIK 1043337

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


For the quarterly period ended March 31, 2002.  Commission file number 001-13337

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___
                                       ---

The number of Common Shares, without par value, outstanding as of April 12, 2002 was 22,399,311.

                        STONERIDGE, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
 Part I  Financial Information

  Item 1.  Financial Statements
  Condensed Consolidated Balance Sheets as of March 31, 2002 and
    December 31, 2001                                                      2
  Condensed Consolidated Statements of Income for the three months
     ended March 31, 2002 and 2001                                         3
  Condensed Consolidated Statements of Cash Flows for the three
     months ended March 31, 2002 and 2001                                  4
  Notes to Condensed Consolidated Financial Statements                    5-8
  Item 2.  Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                           9-12
  Item 3.  Quantitative and Qualitative Disclosure About Market Risk       13

 Part II   Other Information                                               14

 Signatures                                                                15


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        STONERIDGE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (in thousands)


                                                                                March 31,       December 31,
                                                                                  2002              2001
                                                                             ---------------- ------------------
                                                                               (Unaudited)        (Audited)
ASSETS
------

CURRENT ASSETS:
   Cash and cash equivalents                                                 $     4,836     $        4,369
   Accounts receivable, net                                                      104,640             91,018
   Inventories, net                                                               52,514             54,504
   Prepaid expenses and other                                                     13,936             15,538
   Deferred income taxes, net                                                      8,021              7,316
                                                                             ---------------- ------------------
         Total current assets                                                    183,947            172,745
                                                                             ---------------- ------------------

PROPERTY, PLANT AND EQUIPMENT, net                                               117,219            118,061
OTHER ASSETS:
   Goodwill, net                                                                 345,392            345,392
   Investments and other, net                                                     31,333             30,645
                                                                             ---------------- ------------------
TOTAL ASSETS                                                                 $   677,891      $     666,843
                                                                             ================ ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Current portion of long-term debt                                         $    40,975      $      41,621
   Accounts payable                                                               54,626             50,792
   Accrued expenses and other                                                     43,046             33,933
                                                                             ---------------- ------------------
         Total current liabilities                                               138,647            126,346
                                                                             ---------------- ------------------

LONG-TERM DEBT, net of current portion                                           241,012            249,720
DEFERRED INCOME TAXES, net                                                        27,408             24,352
OTHER LIABILITIES                                                                  5,037              6,818
                                                                             ---------------- ------------------
         Total long-term liabilities                                             273,457            280,890
                                                                             ---------------- ------------------

SHAREHOLDERS' EQUITY:
   Preferred shares, without par value, 5,000 authorized, none issued                 --                 --
   Common shares, without par value, 60,000 authorized, 22,399 issued and outstanding at March 31, 2002 and 22,397 at December 31,
     2001, stated at                                                                  --                 --
   Additional paid-in capital                                                    141,516            141,506
   Retained earnings                                                             131,734            126,157
   Accumulated other comprehensive loss                                           (7,463)            (8,056)
                                                                             ---------------- ------------------
         Total shareholders' equity                                              265,787            259,607
                                                                             ---------------- ------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $   677,891      $     666,843
                                                                             ================ ==================


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

                        STONERIDGE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                    (in thousands except for per share data)

                                                     For the three months ended
                                                             March 31,
                                                   -----------------------------
                                                        2002           2001
                                                   --------------  -------------

NET SALES                                          $   157,744     $ 156,154

COSTS AND EXPENSES:
  Cost of goods sold                                   118,462        118,023
  Selling, general and administrative expenses          21,638         25,260
                                                   --------------  -------------


        Operating income                                17,644         12,871

    Interest expense, net                                8,622          7,934
    Other expense, net                                     100            197
                                                   --------------  -------------

INCOME BEFORE INCOME TAXES                               8,922          4,740


    Provision for income taxes                           3,345          1,683
                                                   --------------  -------------

NET INCOME                                         $     5,577     $    3,057
                                                   ==============  =============

BASIC NET INCOME PER SHARE                         $      0.25     $     0.14
WEIGHTED AVERAGE SHARES OUTSTANDING                     22,399         22,397
                                                   ==============  =============

DILUTED NET INCOME PER SHARE                       $      0.25     $     0.14
WEIGHTED AVERAGE SHARES OUTSTANDING                     22,486         22,453
                                                   ==============  =============


                The accompanying notes to condensed consolidated
               financial statements are an integral part of these
                       condensed consolidated statements.

                        STONERIDGE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                 (in thousands)

                                                                        For the three months ended
                                                                                 March 31,
                                                                        --------------------------
                                                                          2002              2001
                                                                        --------          --------
OPERATING ACTIVITIES:
 Net income                                                             $  5,577          $  3,057
 Adjustments to reconcile net income to net cash from operating activities-
    Depreciation and amortization                                          5,709             7,147
    Deferred income taxes                                                  1,693               791
    Changes in operating assets and liabilities-
      Accounts receivable, net                                           (13,835)          (12,525)
      Inventories                                                          1,848             1,442
      Prepaid expenses and other                                           1,587            (3,279)
      Other assets, net                                                   (1,505)            1,639
      Accounts payable                                                     3,917             2,242
      Accrued expenses and other                                           9,088               483
                                                                        --------          --------
          Net cash provided by operating activities                       14,079               997
                                                                        --------          --------

INVESTING ACTIVITIES:
 Capital expenditures                                                     (4,249)           (6,044)
 Other, net                                                                   13                57
                                                                        --------          --------
          Net cash used for investing activities                          (4,236)           (5,987)
                                                                        --------          --------

FINANCING ACTIVITIES:
 Repayments of long-term debt                                               (276)           (1,495)
 Proceeds from long-term debt                                                 96             4,632
 Net (repayments) borrowings under credit agreement                       (9,116)            1,656
 Debt issuance costs                                                          --            (1,223)
                                                                        --------          --------
          Net cash (used for) provided by financing activities            (9,296)            3,570
                                                                        --------          --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                 (80)             (206)

NET CHANGE IN CASH AND CASH EQUIVALENTS                                      467            (1,626)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           4,369             5,594
                                                                        --------          --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $  4,836          $  3,968
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

                        STONERIDGE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                 (in thousands)

1. The accompanying condensed consolidated financial statements have been prepared by Stoneridge, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Commission's rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's 2001 Annual Report to Shareholders.

          The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

2. Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for approximately 72% and 74% of the Company's inventories at March 31, 2002 and December 31, 2001, respectively, and by the first-in, first-out (FIFO) method for all other inventories. Inventory cost includes material, labor and overhead. Inventories consist of the following:

                                            March 31,         December 31,
                                              2002                2001
                                        ----------------    -----------------

                Raw materials            $    30,299          $    35,488
                Work in progress              10,545                8,192
                Finished goods                12,210                1,142
                LIFO reserve                    (540)                (318)
                                        ----------------    -----------------
                Total                    $    52,514          $    54,504
                                        ================    =================


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

          In order to manage the interest rate risk associated with our debt portfolio, the Company has entered into interest rate swap agreements to manage exposure to changes in interest rates. These agreements require the Company to pay a fixed interest rate to counterparties while receiving a floating interest rate based on LIBOR. The counterparties to each of the interest rate swap agreements are major commercial banks. These agreements mature on or before December 31, 2003 and qualify as cash flow hedges. The total notional amount of the interest rate swap agreements is $170.1 million.

                        STONERIDGE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                 (in thousands)

     Gains and losses on derivatives qualifying as cash flow hedges are recorded in other comprehensive loss to the extent that hedges are effective until the underlying transactions are recognized in earnings. Net losses included in accumulated other comprehensive loss as of March 31, 2002 were $3.2 million after tax ($5.0 million pre-tax).

4. In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS 142, "Goodwill and Other Intangible Assets". Under SFAS 142, the amortization period for certain intangibles changes and goodwill is no longer subject to amortization. Goodwill is now subject to at least an annual assessment for impairment by applying a fair value-based test. This Statement became effective for the Company on January 1, 2002. The Company is currently in the process of evaluating the overall potential impact of this Statement on the Company's financial statements. Goodwill amortization, which approximated $9.5 million annually, ceased effective January 1, 2002. The Company is currently in the process of performing an impairment analysis as required by the new Statement.

     The unaudited pro forma consolidated net income as though SFAS 142 had been in effect at the beginning of fiscal 2001 is as follows:

                                                                       Three Months Ended March 31,
                                                                      -------------------------------
                                                                        2002                   2001
                                                                      --------               --------
                 Reported net income                                   $5,577                 $3,057
                 Add back: Goodwill amortization, net of tax               --                  1,735
                                                                      --------               --------
                 Adjusted net income                                   $5,577                 $4,792
                                                                      ========               ========

                                                                       Three Months Ended March 31,
                                                                      -------------------------------
                                                                        2002                   2001
                                                                      --------               --------
                 Basic net income per share:
                    Reported net income                                $ 0.25                 $ 0.14
                    Add back: Goodwill amortization, net of tax            --                   0.07
                                                                      --------               --------
                    Adjusted net income                                $ 0.25                 $ 0.21
                                                                      ========               ========

                                                                       Three Months Ended March 31,
                                                                      -------------------------------
                                                                        2002                   2001
                                                                      --------               --------
                 Diluted net income per share:
                    Reported net income                                $ 0.25                 $ 0.14
                    Add back: Goodwill amortization, net of tax            --                   0.07
                                                                      --------               --------
                    Adjusted net income                                $ 0.25                 $ 0.21
                                                                      ========               ========

5. In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144, which became effective for the Company in 2002, supercedes SFAS 121 and establishes guidelines for accounting for the impairment and disposal of long-lived assets. The adoption of SFAS 144 did not materially impact the Company's financial statements upon adoption.

6. Other comprehensive loss includes foreign currency translation adjustments and derivative transactions, net of related tax. Comprehensive income
     (loss) consists of the following:

                        STONERIDGE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                 (in thousands)


                                                                      March 31,        March 31,
                                                                         2002             2001
                                                                   -------------    -------------

                    Net income                                     $     5,577      $    3,057
                    Other comprehensive income (loss)                      593          (4,791)
                                                                   -------------    -------------
                    Comprehensive income (loss)                    $     6,170      $   (1,734)
                                                                   =============    =============


7. The Company has a $425,000 credit agreement with a bank group. The credit agreement, as amended on September 28, 2001, has the following components: a $100,000 revolving credit facility including a $5,000 swing line facility, a $150,000 term facility and a $175,000 term facility. The $100,000 revolving facility and the $150,000 term facility expire on December 31, 2003 and require a commitment fee of 0.50% on the unused balance of the revolver. The revolving facility permits the Company to borrow up to half its borrowings in specified foreign currencies. Interest is payable quarterly at either (i) the prime rate plus a margin of 2.75% or (ii) LIBOR plus a margin of 4.25%. These margins increase periodically through September 30, 2002. These facilities require additional interest of 1.00% on the aggregate unpaid balance payable on the expiration date. The $5,000 swing line facility expires on December 31, 2003. Interest is payable monthly at an overnight money market borrowing rate. The $175,000 term facility expires on December 31, 2005. Interest is payable quarterly at either
          (i) the prime rate plus a margin of 3.75% or (ii) LIBOR plus a margin of 5.25%. These margins increase periodically through September 30, 2002. This facility also requires additional interest of 1.00% on the aggregate unpaid principal balance payable on the expiration date.

          Long-term debt consists of the following:


                                                               March 31,          December 31,
                                                                  2002                2001

                                                             ---------------     ---------------
             Borrowings under credit agreement               $     277,493       $    286,610
             Borrowings payable to foreign banks                     3,657              3,891
              Other                                                    837                840
                                                             ---------------     ---------------
                                                                   281,987            291,341
             Less: Current portion                                  40,975             41,621
                                                             ---------------     ---------------
                                                             $     241,012        $   249,720
                                                             ===============     ===============


8. The Company presents basic and diluted earnings per share in accordance with Statement of Financial Accounting Standard No. 128, "Earnings Per Share". Basic earnings per share amounts were computed using weighted average shares outstanding for each respective period. Diluted earnings per share also reflect the weighted average impact from the date of issuance of all potentially dilutive securities during the periods presented. Actual weighted average shares outstanding used in calculating basic and diluted earnings per share were as follows:


                                                                           Three Months Ended
                                                                               March 31,
                                                                   ------------------------------
                                                                         2002             2001
                                                                   -------------    -------------
                    Basic weighted average shares outstanding            22,399           22,397
                    Effect of dilutive securities                            87               56
                                                                   -------------    -------------
                    Diluted weighted average shares outstanding          22,486           22,453
                                                                   =============    =============

                        STONERIDGE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                 (in thousands)

9. Based on the criteria set forth in Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company operates in one business segment. The following table presents net sales and non-current assets for each of the geographic areas in which the Company operates:

                                      March 31,         March 31,
                                        2002              2001
                                   --------------     --------------
      Net Sales:
         North America             $      133,157     $      132,985
         Europe and other                  24,587             23,169
                                   --------------     --------------
            Total                  $      157,744     $      156,154
                                   ==============     ==============

                                      March 31,        December 31,
                                        2002              2001
                                   --------------     --------------
      Non-Current Assets:
         North America             $      441,854     $      440,915
         Europe and other                  52,090             53,183
                                   --------------     --------------
            Total                  $      493,944     $      494,098
                                   ==============     ==============


10. Certain prior year amounts have been reclassified to conform to their 2002 presentation in the condensed consolidated financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Three Months Ended March 31, 2002 Compared To Three Months Ended March 31, 2001
-------------------------------------------------------------------------------

Net Sales. Net sales for the first quarter of 2002 increased by $1.6 million, or 1.0%, to $157.7 million from $156.2 million for the same period in 2001. Sales revenues for the quarter were favorably impacted by increased North American light vehicle builds mitigated by continued weakness in the commercial vehicle markets.

Sales for the first quarter of 2002 for North America increased $0.2 million to $133.2 million from $133.0 million for the same period in 2001. North American sales accounted for 84.4% of total sales for the first quarter of 2002 compared with 85.2% for the same period in 2001. Sales for the first quarter of 2002 outside North America increased $1.4 million to $24.6 million from $23.2 million for the same period in 2001. Sales outside North America accounted for 15.6% of total sales for the first quarter of 2002 compared with 14.8% for the same period in 2001.

Cost of Goods Sold. Cost of goods sold for the first quarter of 2002 increased by $0.5 million, or 0.4%, to $118.5 million from $118.0 million in the first quarter of 2001. As a percentage of sales, cost of goods sold decreased to 75.1% from 75.6% in 2001. The improvement as a percent of sales was primarily attributable to cost reduction programs and increased light vehicle production volumes.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses decreased by $3.6 million to $21.6 million in the first quarter of 2002 from $25.3 million for the same period in 2001. As a percentage of sales, SG&A expenses decreased to 13.7% for the first quarter of 2002 from 16.2% for the same period in 2001. The decrease was partially attributable to the fact that the Company ceased amortizing goodwill on January 1, 2002 as a result of the adoption of SFAS 142. Amortization expense for the first quarter of 2001 was $2.5 million. The decrease was also attributable to the success of cost cutting initiatives.

Interest Expense, net. Interest expense for the first quarter was $8.6 million and $7.9 million in 2002 and 2001, respectively. Average outstanding indebtedness was $287.3 million and $332.1 million for the first three months of 2002 and 2001, respectively.

Other Expense, net. Other expense, which primarily represented equity losses of unconsolidated subsidiaries, was $0.1 million and $0.2 million for the quarters ended March 31, 2002 and 2001, respectively.

Income Before Income Taxes. As a result of the foregoing, income before income taxes increased by $4.2 million for the first quarter of 2002 to $8.9 million from $4.7 million in 2001.

Provision for Income Taxes. The Company recognized provisions for income taxes of $3.3 million, or 37.5% and $1.7 million, or 35.5% for federal, state and foreign income taxes for the first quarters of 2002 and 2001, respectively.

Net Income. As a result of the foregoing, net income increased by $2.5 million, or 82.4%, to $5.6 million for the first quarter of 2002 from $3.1 million in 2001. Pro forma net income, as if the Company adopted SFAS 142 at the beginning of fiscal 2001, would be $5.6 million and $4.7 million, for the quarters ended March 31, 2002 and 2001, respectively.

Liquidity and Capital Resources

     Net cash provided by operating activities was $14.1 million and $1.0 million for the quarters ended March 31, 2002 and 2001, respectively. The increase in net cash from operating activities of $13.1 million was primarily attributable to a combination of lower levels of working capital and an increase in net income.

     Net cash used for investing activities was $4.2 million and $6.0 million for the quarters ended March 31, 2002 and 2001, respectively, and primarily related to capital expenditures.

     Net cash used for financing activities was $9.3 million for the quarter ended March 31, 2002, as compared to net cash provided by financing activities of $3.6 million for the quarter ended March 31, 2001. Improved cash flows from operations for the quarter ended March 31, 2002 were used primarily to pay down debt.

     The Company has a $425.0 million credit agreement (of which $282.0 million and $325.3 million was outstanding at March 31, 2002 and 2001, respectively) with a bank group. The credit agreement, as amended on September 28, 2001, has the following components: a $100.0 million revolving facility (of which $43.8 million is currently available) including a $5.0 million swing line facility, a $150.0 million term facility, and a $175.0 million term facility. The $100.0 million revolving facility and the $150.0 million term facility expire on December 31, 2003, and require a commitment fee of 0.50% on the unused balance of the revolver. The revolving facility permits the Company to borrow up to half its borrowings in specified foreign currencies. Interest is payable quarterly at either (i) the prime rate plus a margin of 2.75% or (ii) LIBOR plus a margin of 4.25%. These margins increase periodically through September 30, 2002. These facilities require additional interest of 1.00% on the aggregate unpaid balance payable on the expiration date. The $5.0 million swing line facility expires on December 31, 2003. Interest is payable monthly at an overnight money market borrowing rate. The $175.0 million term facility expires on December 31, 2005. Interest is payable quarterly at either (i) the prime rate plus a margin of 3.75% or (ii) LIBOR plus a margin of 5.25%. These margins increase periodically through September 30, 2002. This facility also requires additional interest of 1.00% on the aggregate unpaid principal balance payable on the expiration date.

     The Company has entered into three interest-rate swap agreements with a total notional amount of $170.1 million. Two of these interest-rate swap agreements are due to expire on December 31, 2002, and one interest-rate swap agreement will expire on December 31, 2003. These interest-rate swap agreements exchange variable interest rates on the Company's credit agreement for fixed interest rates. The Company has also entered into a Swedish krona forward contract with a notional amount of $13.4 million to satisfy krona denominated debt obligations and other insignificant forward contracts. The Company does not use derivatives for speculative or profit-motivated purposes.

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

Recently Issued Accounting Standards

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS 138). SFAS 133 established new accounting and reporting standards for derivatives and hedging activities, which requires that all derivative instruments be reported on the balance sheet at fair value and established criteria for designation and effectiveness of transactions entered into for hedging purposes. The adoption of SFAS 133 did not result in a cumulative effect adjustment being recorded to net income for the change in accounting. However, the Company recorded a cumulative effect transition adjustment charge of approximately $0.3 million (net of tax) in accumulated other comprehensive loss in the first quarter of 2001.

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS 142, "Goodwill and Other Intangible Assets." Under SFAS 142, the amortization period for certain intangibles changes and goodwill is no longer subject to amortization. Goodwill is now subject to at least an annual assessment for impairment by applying a fair value-based test. This Statement became effective for the Company on January 1, 2002. The Company is currently in the process of evaluating the overall potential impact of this Statement on the Company's financial statements. Goodwill amortization, which approximated $9.5 million annually, ceased effective January 1, 2002. The Company is in the process of performing an impairment analysis as required by the new Statement.

         The unaudited pro forma consolidated net income as though SFAS 142 had been in effect at the beginning of fiscal 2001 is as follows:

                                                                      Three Months Ended March 31,
                                                                    -------------------------------
                                                                       2002                   2001
                                                                    ----------            ---------
               Reported net income                                    $  5,577              $ 3,057
               Add back: Goodwill amortization, net of tax                  --                1,735
                                                                    ----------            ---------
               Adjusted net income                                    $  5,577              $ 4,792
                                                                    ==========            =========

                                                                      Three Months Ended March 31,
                                                                    -------------------------------
                                                                       2002                  2001
                                                                    ----------            ---------
               Basic net income per share:
                    Reported net income                               $   0.25              $  0.14
                    Add back: Goodwill amortization, net of tax             --                 0.07
                                                                    ----------            ---------
                    Adjusted net income                               $   0.25              $  0.21
                                                                    ==========            =========

                                                                      Three Months Ended March 31,
                                                                    -------------------------------
                                                                     2002                    2001
                                                                    ----------            ---------
               Diluted net income per share:
                    Reported net income                               $   0.25              $  0.14
                    Add back: Goodwill amortization, net of tax             --                 0.07
                                                                    ----------            ---------
                    Adjusted net income                               $   0.25              $  0.21
                                                                    ==========            =========


         In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144, which became effective for the Company in 2002, supersedes SFAS 121 and establishes guidelines for accounting for the impairment and disposal of long-lived assets. The adoption of SFAS 144 did not materially impact the Company's financial statements upon adoption.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to certain market risks, primarily resulting from the effects of changes in interest rates. To reduce exposures to market risks resulting from fluctuations in interest rates, the Company uses derivative financial instruments. Specifically, the Company uses interest rate swap agreements to mitigate the effects of interest rate fluctuations on net income by swapping the floating interest rates on certain portions of the Company's debt to fixed interest rates. These agreements had a notional amount of $170.1 million and $187.5 million for the periods ended March 31, 2002 and 2001, respectively, and they expire between December 31, 2002 and December 31, 2003. Holding other factors constant (such as foreign exchange rates and debt levels), a 1.00% increase in interest rates would have changed the fair market value of these agreements at March 31, 2002 by approximately $1.4 million. The effect of changes in interest rates on the Company's net income historically has been small relative to other factors that also affect net income, such as sales and operating margins. However, a 1.00% increase in interest rates would increase annual interest expense by approximately $1.2 million. Management believes that its use of these financial instruments to reduce risk is in the Company's best interest. The Company does not enter into financial instruments for trading purposes.

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

         None.


ITEM 5.   OTHER INFORMATION
---------------------------

         None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a)      Exhibits

         None.

(b)      Reports on Forms 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              STONERIDGE, INC.



         Date: April 12, 2002                  /s/ Cloyd J. Abruzzo
                                          --------------------------------------

                                          Cloyd J. Abruzzo
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


         Date: April 12, 2002                  /s/ Kevin P. Bagby
                                          --------------------------------------

                                          Kevin P. Bagby
                                          Treasurer and Chief Financial Officer
                                          (Principal Financial and Chief
                                          Accounting Officer)