Form 10-Q
period 2002-06-30
STONERIDGE INC
filed 2002-08-14
CIK 1043337

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

For the quarterly period ended June 30, 2002.   Commission file number 001-13337

                                STONERIDGE, INC.
             (Exact Name of Registrant as Specified in Its Charter)

             Ohio                                                34-1598949
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

 9400 East Market Street, Warren, Ohio                              44484
(Address of Principal Executive Offices)                          (Zip Code)

                                 (330) 856-2443
               Registrant's Telephone Number, Including Area Code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ].

The number of Common Shares, without par value, outstanding as of August 14, 2002 was 22,399,311.

                               STONERIDGE, INC.

                                      INDEX

                                                                    Page No.

Part I   Financial Information

   Item 1.  Financial Statements
   Condensed Consolidated Balance Sheets as of June 30, 2002
      and December 31, 2001                                            2
   Condensed Consolidated Statements of Operations for the three
      months and six months ended June 30, 2002 and 2001               3
   Condensed Consolidated Statements of Cash Flows for the
      six months ended June 30, 2002 and 2001                          4
   Notes to Condensed Consolidated Financial Statements               5-14
   Item 2. Management's Discussion and Analysis of
      Financial Condition and Results of Operations                  15-19
   Item 3. Quantitative and Qualitative Disclosure About Market
      Risk                                                            20

Part II   Other Information                                          21-22

Signatures                                                            23

Exhibit Index                                                         24

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        STONERIDGE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (in thousands)

                                                                          June 30,    December 31,
                                                                            2002          2001
                                                                        -----------   ------------
                                                                        (Unaudited)    (Audited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                              $ 40,238      $  4,369
   Accounts receivable, net                                                107,354        91,018
   Inventories, net                                                         53,929        54,504
   Prepaid expenses and other                                               11,510        15,538
   Deferred income taxes                                                     8,442         7,316
                                                                          --------      --------
      Total current assets                                                 221,473       172,745
                                                                          --------      --------

PROPERTY, PLANT AND EQUIPMENT, net                                         116,416       118,061
OTHER ASSETS:
   Goodwill, net                                                           255,292       345,392
   Investments and other, net                                               34,793        30,645
                                                                          --------      --------
TOTAL ASSETS                                                              $627,974      $666,843
                                                                          ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                                      $  1,887      $ 41,621
   Accounts payable                                                         54,342        50,792
   Accrued expenses and other                                               51,211        33,933
                                                                          --------      --------
      Total current liabilities                                            107,440       126,346
                                                                          --------      --------

LONG-TERM LIABILITIES:
   Long-term debt, net of current portion                                  304,302       249,720
   Deferred income taxes                                                    10,968        24,352
   Other liabilities                                                            65         6,818
                                                                          --------      --------
      Total long-term liabilities                                          315,335       280,890
                                                                          --------      --------

SHAREHOLDERS' EQUITY:
   Preferred shares, without par value, 5,000 authorized, none issued           --            --
   Common shares, without par value, 60,000 authorized, 22,399 issued and outstanding at June 30, 2002 and 22,397 at
      December 31, 2001,  with no stated value                                  --            --
   Additional paid-in capital                                              141,516       141,506
   Retained earnings                                                        68,719       126,157
   Accumulated other comprehensive loss                                     (5,036)       (8,056)
                                                                          --------      --------
      Total shareholders' equity                                           205,199       259,607
                                                                          --------      --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $627,974      $666,843
                                                                          ========      ========

 The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                        STONERIDGE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                    (in thousands except for per share data)

                                                               For the three months   For the six months
                                                                  ended June 30,         ended June 30,
                                                               --------------------   -------------------
                                                                 2002        2001       2002       2001
                                                               ---------   --------   --------   --------
NET SALES                                                       $172,044   $151,947   $329,788   $308,101

COSTS AND EXPENSES:
   Cost of goods sold                                            123,852    115,266    242,315    233,289
   Selling, general and administrative expenses                   23,494     26,881     45,132     52,141
                                                                --------   --------   --------   --------

OPERATING INCOME                                                  24,698      9,800     42,341     22,671

   Interest expense, net                                           8,154      7,433     16,776     15,367
   Other expense (income), net                                       240        (19)       339        178
                                                                --------   --------   --------   --------

INCOME BEFORE INCOME TAXES                                        16,304      2,386     25,226      7,126

   Provision for income taxes                                      5,878        847      9,223      2,530
                                                                --------   --------   --------   --------

INCOME BEFORE EXTRAORDINARY LOSS AND
CUMULATIVE EFFECT OF ACCOUNTING CHANGE                            10,426      1,539     16,003      4,596

   Extraordinary loss, net of tax                                  3,607         --      3,607         --
                                                                --------   --------   --------   --------

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE               6,819      1,539     12,396      4,596

   Cumulative effect of accounting change, net of tax                 --         --    (69,834)        --
                                                                --------   --------   --------   --------

NET INCOME  (LOSS)                                              $  6,819   $  1,539   $(57,438)  $  4,596
                                                                ========   ========   ========   ========

BASIC NET INCOME (LOSS) PER SHARE:
   Income before extraordinary loss and cumulative effect of
      accounting change                                         $   0.46   $   0.07   $   0.71   $   0.21
   Extraordinary loss, net of tax                                   0.16         --      (0.16)        --
   Cumulative effect of accounting change, net of tax                 --         --      (3.11)        --
                                                                --------   --------   --------   --------
   Basic net income (loss) per share                            $   0.30   $   0.07   $  (2.56)  $   0.21
                                                                ========   ========   ========   ========

DILUTED NET INCOME (LOSS) PER SHARE:
   Income before extraordinary loss and cumulative effect of
      accounting change                                         $   0.46   $   0.07   $   0.71   $   0.21
   Extraordinary loss, net of tax                                  (0.16)        --      (0.16)        --
   Cumulative effect of accounting change, net of tax                 --         --      (3.09)        --
                                                                --------   --------   --------   --------
   Diluted net income (loss) per share                          $   0.30   $   0.07   $  (2.54)  $   0.21
                                                                ========   ========   ========   ========

    The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                        STONERIDGE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                 (in thousands)

                                                                  For the six months
                                                                    ended June 30,
                                                                 --------------------
                                                                    2002       2001
                                                                 ---------   --------
OPERATING ACTIVITIES:
   Net (loss) income                                             $ (57,438)  $  4,596
   Adjustments to reconcile net income to net cash from
      operating activities-
      Depreciation and amortization                                 12,138     14,285
      Deferred income taxes                                          5,254      1,099
      Gain on sale of fixed assets                                     (20)        --
      Equity in (earnings) loss of unconsolidated subsidiaries         172       (196)
      Extraordinary loss                                             3,607         --
      Cumulative effect of accounting change                        69,834         --
      Changes in operating assets and liabilities-
         Accounts receivable                                       (14,042)    (9,948)
         Inventories                                                 1,782      6,475
         Prepaid expenses and other                                  4,299     (1,658)
         Other assets                                                 (999)     1,681
         Accounts payable                                            2,596     (5,341)
         Accrued expenses and other                                 18,826      2,482
                                                                 ---------   --------
            Net cash provided by operating activities               46,009     13,475
                                                                 ---------   --------

INVESTING ACTIVITIES:
   Capital expenditures                                             (7,251)   (11,692)
   Proceeds from sale of fixed assets                                   20         --
   Other                                                               (24)       127
                                                                 ---------   --------
            Net cash used  by investing activities                  (7,255)   (11,565)
                                                                 ---------   --------

FINANCING ACTIVITIES:
   Proceeds from issuance of senior notes                          200,000         --
   Extinguishment of revolving facility                            (37,641)        --
   Extinguishment of term debt                                    (226,139)        --
   Net (repayments) borrowings under revolving facilities          (13,613)    20,972
   Proceeds from long-term debt                                    100,000        921
   Repayments of long-term debt                                     (9,958)   (23,693)
   Debt issuance costs                                             (10,647)    (1,223)
   Interest rate swap termination costs                             (5,274)        --
                                                                 ---------   --------
            Net cash used by financing activities                   (3,272)    (3,023)
                                                                 ---------   --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS           387       (274)

NET CHANGE IN CASH AND CASH EQUIVALENTS                             35,869     (1,387)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     4,369      5,594
                                                                 ---------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $  40,238   $  4,207
                                                                 =========   ========

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                                STONERIDGE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                    (in thousands, except per share amounts)

1. The accompanying condensed consolidated financial statements have been prepared by Stoneridge, Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the Commission). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Commission's rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's 2001 Annual Report to Shareholders.

     The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

2. Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for approximately 70% and 74% of the Company's inventories at June 30, 2002 and December 31, 2001, respectively, and by the first-in, first-out (FIFO) method for all other inventories. Inventory cost includes material, labor and overhead. Inventories consist of the following:

                        June 30,   December 31,
                          2002         2001
                        --------   ------------

     Raw materials       $30,224     $35,488
     Work in progress     11,923       8,192
     Finished goods       12,596      11,142
     LIFO reserve           (814)       (318)
                         -------     -------
     Total               $53,929     $54,504
                         =======     =======

3. The Company uses derivative financial instruments to reduce exposure to market risks resulting from fluctuations in interest rates and currency rates. The Company does not enter into financial instruments for trading purposes. Management believes that its use of these instruments to reduce risk is in the Company's best interest.

     In order to manage the interest rate risk associated with our previous debt portfolio, the Company entered into interest rate swap agreements to manage exposure to changes in interest rates. These agreements required the Company to pay a fixed interest rate to counterparties while receiving a floating interest rate based on LIBOR. The counterparties to each of the interest rate swap agreements were major commercial banks. These agreements were due to mature on or before December 31, 2003 and qualified as cash flow hedges; however, as a result of the recent debt refinancing, these agreements were terminated at a cost of $5.3 million on May 1, 2002.

     Gains and losses on derivatives qualifying as cash flow hedges are recorded in other comprehensive loss to the extent that the hedges are effective until the underlying transactions are recognized in earnings. Net losses included in accumulated other comprehensive loss as of May 1, 2002 were $3.3 million after tax ($5.3 million pre-tax). This amount is currently being amortized to interest expense over the remaining contractual terms of the agreements. The remaining unamortized balance as of June 30, 2002 was $2.6 million after tax ($4.2 million pre-tax).

                                STONERIDGE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                    (in thousands, except per share amounts)

     The Company has foreign currency forward contracts to purchase $15.6 million of Swedish krona and British pounds to satisfy krona and pound denominated debt obligations. The estimated fair value of these forward contracts at June 30, 2002, per quoted market sources, was $16.6 million.

4. In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS 142, "Goodwill and Other Intangible Assets". Under SFAS 142, goodwill is no longer subject to amortization. Goodwill amortization, which approximated $9.5 million annually, ceased when the Statement became effective for the Company on January 1, 2002. Goodwill is now subject to at least an annual assessment for impairment by applying a fair value-based test. In accordance with the transition provisions of SFAS 142, the Company has completed the two-step transitional goodwill impairment analysis for both reporting units of the Company. The initial impairment test indicated that the carrying values of the reporting units exceeded the corresponding fair values of the reporting units, which were determined based on a combination of valuation techniques including the guideline company method, the transaction method and the discounted cash flow method. The implied fair value of goodwill in these reporting units was then determined through the allocation of the fair values to the underlying assets and liabilities. The January 1, 2002 carrying value of the goodwill in these reporting units exceeded their implied fair value by $90.1 million. The $69.8 million write-down of goodwill to its fair value, which is net of $20.3 million of related tax benefits, was reported as a cumulative effect of accounting change in the accompanying condensed consolidated financial statements as of January 1, 2002.

     The change in the carrying amount of goodwill during 2002 is as follows:

     Balance at December 31, 2001             $345,392
     Cumulative effect of accounting change    (90,100)
                                              --------
     Balance at June 30, 2002                 $255,292
                                              ========

     The unaudited pro forma consolidated net income (loss) as though SFAS 142 had been in effect at the beginning of fiscal 2001 is as follows:

                                                          Three months ended   Six months ended
                                                               June 30,             June 30,
                                                          ------------------   -----------------
                                                             2002     2001       2002      2001
                                                            ------   ------    --------   ------
     Reported income before cumulative effect of
        accounting change                                   $6,819   $1,539    $ 12,396   $4,596
     Add back: Goodwill amortization, net of tax                --    1,699          --    3,434
                                                            ------   ------    --------   ------
     Adjusted income before cumulative effect of
        accounting change                                    6,819    3,238      12,396    8,030
     Cumulative effect of accounting change, net of tax         --       --     (69,834)      --
                                                            ------   ------    --------   ------
     Adjusted net income (loss)                             $6,819   $3,238    $(57,438)  $8,030
                                                            ======   ======    ========   ======

                                STONERIDGE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                    (in thousands, except per share amounts)

                                                             Three months ended   Six months ended
                                                                  June 30,            June 30,
                                                             ------------------   ----------------
                                                                2002    2001        2002     2001
                                                               -----   -----       ------   -----
     Basic net income per share:
        Reported income before cumulative effect of
           accounting change                                   $0.30   $0.07       $ 0.55   $0.21
        Add back: Goodwill amortization, net of tax               --    0.08           --    0.15
                                                               -----   -----       ------   -----
        Adjusted income before cumulative effect of
           accounting change                                    0.30    0.15         0.55    0.36
        Cumulative effect of accounting change, net of tax        --      --        (3.11)     --
                                                               -----   -----       ------   -----
        Adjusted net income (loss)                             $0.30   $0.15       $(2.56)  $0.36
                                                               =====   =====       ======   =====

                                                             Three months ended   Six months ended
                                                                  June 30,              June 30,
                                                             ------------------   ----------------
                                                                 2002    2001       2002     2001
                                                                -----   -----      ------   -----
     Diluted net income per share:
        Reported income before cumulative effect of
           accounting change                                    $0.30   $0.07      $ 0.55   $0.21
        Add back: Goodwill amortization, net of tax                --    0.08          --    0.15
                                                                -----   -----      ------   -----
        Adjusted income before cumulative effect of
           accounting change                                     0.30    0.15        0.55    0.36
        Cumulative effect of accounting change, net of tax         --      --       (3.09)     --
                                                                -----   -----      ------   -----
        Adjusted net income (loss)                              $0.30   $0.15       (2.54)  $0.36
                                                                =====   =====      ======   =====

     The Company has the following intangible assets subject to amortization as of June 30, 2002 and December 31, 2001, respectively:

                                   June 30,   December 31,
                                     2002        2001
                                   --------   ------------
     Patents:
        Gross Carrying Amount       $3,679       $3,659
        Accumulated Amortization     1,531        1,327
                                    ------       ------
        Net Carrying Amount         $2,148       $2,332
                                    ======       ======

     Aggregate amortization expense on patents was $102 and $204 for the three and six months ended June 30, 2002, respectively. Estimated annual amortization expense is $377 for 2002, $345 for 2003-2005 and $312 for 2006.

5. In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144, which became effective for the Company in 2002, supercedes SFAS 121 and establishes guidelines for accounting for the impairment and disposal of long-lived assets. The provisions of SFAS 144 had no impact on the Company's financial statements upon adoption.

6. In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Among other things, SFAS 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS 4. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Accounting Principles Board Opinion 30 for

                                STONERIDGE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                    (in thousands, except per share amounts)

     classification as an extraordinary item shall be reclassified. The Company will adopt this Statement effective January 1, 2003, and accordingly, the extraordinary loss of $3.6 million, net of tax, recorded as a result of the early extinguishment of debt described in Note 8 will be reclassified as a component of income from continuing operations.

7. Other comprehensive income (loss) includes foreign currency translation adjustments and derivative transactions, net of related tax. Comprehensive income (loss) consists of the following:

                                          Three months         Six months
                                         ended June 30,      ended June 30,
                                         ---------------   ------------------
                                          2002     2001      2002      2001
                                         ------   ------   --------   -------

     Net income                          $6,819   $1,539   $(57,438)  $ 4,596
     Other comprehensive income (loss)    2,427    1,130      3,020    (3,661)
                                         ------   ------   --------   -------
     Comprehensive income (loss)         $9,246   $2,669   $(54,418)  $   935
                                         ======   ======   ========   =======

8. On May 1, 2002, the Company issued $200.0 million aggregate principal amount of senior notes. The $200.0 million notes bear interest at an annual rate of 11.50% and mature on May 1, 2012. Interest is payable on May 1 and November 1 of each year. The Company registered the notes under the Securities Act of 1933 on May 17, 2002. On July 1, 2002, the Company completed an exchange offer of the senior notes for substantially identical notes registered under the Securities Act of 1933.

     In conjunction with the issuance of the senior notes, the Company also entered into a new $200.0 million credit agreement with a bank group. The credit agreement has two components: a $100.0 million revolving facility, including a $10.0 million swing line facility, and a $100.0 million term facility. The revolving facility expires on April 30, 2007 and requires a commitment fee of 0.375% to 0.500% on the unused balance as well as a utilization fee of 0.125% to 0.250% when the unutilized balance equals or exceeds 50.0% of the total revolving commitment. The revolving facility permits the Company to borrow up to half its borrowings in specified foreign currencies. Interest is payable quarterly at either (i) the prime rate plus a margin of 0.50% to 1.50% or (ii) LIBOR plus a margin of 2.00% to 3.00%, depending upon the Company's ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA), as defined. Interest on the swing line facility is payable monthly at the same rate as the revolving facility. The term facility expires on April 30, 2008. Interest is payable quarterly at either (i) the prime rate plus 1.75% or (ii) LIBOR plus 3.25%. The Company has the right to prepay any of the above mentioned loans in whole or in part, without premium or penalty. The Company was in compliance with its covenants as of June 30, 2002.

     The Company incurred debt financing costs of $10.6 million in connection with the issuance of the senior notes and credit facility, which are being amortized over the respective terms of the debt.

     The proceeds of the senior notes were used to repay the amounts outstanding under the Company's then existing debt obligations on May 1, 2002, which consisted of $37.6 million of revolving credit borrowings and $226.1 million of term debt borrowings ("the old debt"). The Company also had $5.8 million of unamortized deferred financing costs related to the old debt, which were written off in connection with the repayment of the debt and is presented as an extraordinary loss on the extinguishment of debt of $3.6 million, net of taxes of $2.2 million, in the accompanying condensed consolidated financial statements.

                                STONERIDGE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                    (in thousands, except per share amounts)

     Long-term debt consists of the following:

                                             June 30,   December 31,
                                               2002        2001
                                             --------   ------------

     11 1/2% Senior Notes, due 2012          $200,000     $     --
     Borrowings under old credit agreement         --      286,610
     Borrowings under new credit agreement     99,750           --
     Borrowings payable to foreign banks        2,088        3,891
     Other                                      4,351          840
                                             --------     --------
                                              306,189      291,341
     Less: Current portion                      1,887       41,621
                                             --------     --------
                                             $304,302     $249,720
                                             ========     ========

9. Basic earnings per share amounts were computed using weighted average shares outstanding for each respective period. Diluted earnings per share also reflect the weighted average impact from the date of issuance of all potentially dilutive securities during the periods presented. Actual weighted average shares outstanding used in calculating basic and diluted earnings per share were as follows:

                                                   Three Months Ended   Six Months Ended
                                                        June 30,            June 30,
                                                   ------------------   ----------------
                                                     2002     2001       2002     2001
                                                    ------   ------     ------   ------
     Basic weighted average shares outstanding      22,399   22,397     22,399   22,397
     Effect of dilutive securities                     247       82        197       82
                                                    ------   ------     ------   ------
     Diluted weighted average shares outstanding    22,646   22,479     22,596   22,479
                                                    ======   ======     ======   ======

10. Based on the criteria set forth in SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," the Company operates in one business segment. The following table presents net sales and non-current assets for each of the geographic areas in which the Company operates:

                              Three months            Six months
                             ended June 30,         ended June 30,
                           -------------------   -------------------
                             2002       2001       2002       2001
                           --------   --------   --------   --------
     Net Sales:
        North America      $145,047   $131,257   $278,207   $264,242
        Europe and other     26,997     20,690     51,581     43,859
                           --------   --------   --------   --------
           Total           $172,044   $151,947   $329,788   $308,101
                           ========   ========   ========   ========

                           June 30,   December 31,
                             2002        2001
                           --------   ------------
     Non-Current Assets:
        North America      $352,918     $440,915
        Europe and other     53,583       53,183
                           --------     --------
           Total           $406,501     $494,098
                           ========     ========

                                STONERIDGE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

                    (in thousands, except per share amounts)

11. The senior notes and the credit facility are fully and unconditionally guaranteed, jointly and severally, by each of the Company's existing and future domestic wholly-owned subsidiaries (Guarantor Subsidiaries). The Company's non-U.S. subsidiaries are not guaranteeing the senior notes and the credit facility (Non-Guarantor Subsidiaries).

     Presented below are summarized condensed consolidating financial statements of the Parent (which includes certain of the Company's operating units), the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the Company on a consolidated basis, as of June 30, 2002 and December 31, 2001, and for the three and six months ended June 30, 2002 and 2001.

     These summarized condensed consolidating financial statements are prepared on the equity method. Separate financial statements for the Guarantor Subsidiaries are not presented based on management's determination that they do not provide additional information that is material to investors. Therefore, the Guarantor Subsidiaries are combined in the presentation below.

                                                                         June 30, 2002
                                             ----------------------------------------------------------------------
                                                          Guarantor     Non-Guarantor
                                              Parent     Subsidiaries   Subsidiaries    Eliminations   Consolidated
                                             ---------   ------------   -------------   ------------   ------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                 $  35,108     $     20        $ 5,110       $      --       $ 40,238
   Accounts receivable, net                     46,628       37,835         25,817          (2,926)       107,354
   Inventories, net                             21,590       16,359         15,980              --         53,929
   Prepaid expenses and other                 (148,407)     143,539         16,378              --         11,510
   Deferred income taxes                         4,162        4,460           (180)             --          8,442
                                             ---------     --------        -------       ---------       --------
      Total current assets                     (40,919)     202,213         63,105          (2,926)       221,473
                                             ---------     --------        -------       ---------       --------

PROPERTY, PLANT AND EQUIPMENT, net              55,309       36,969         24,138              --        116,416
OTHER ASSETS:
   Goodwill, net                               234,701       20,591             --              --        255,292
   Investments and other, net                   47,613        1,952          1,598         (16,370)        34,793
   Investment in subsidiaries                  267,548           --             --        (267,548)            --
                                             ---------     --------        -------       ---------       --------
TOTAL ASSETS                                 $ 564,252     $261,725        $88,841       $(286,844)      $627,974
                                             =========     ========        =======       =========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt         $   1,000     $     --        $   887       $      --       $  1,887
   Accounts payable                             23,439       20,109         13,635          (2,841)        54,342
   Accrued expenses and other                   23,098       11,118         17,080             (85)        51,211
                                             ---------     --------        -------       ---------       --------
      Total current liabilities                 47,537       31,227         31,602          (2,926)       107,440
                                             ---------     --------        -------       ---------       --------

LONG-TERM LIABILITIES:
   Long-term debt, net of current portion      300,534           --         20,138         (16,370)       304,302
   Deferred income taxes                        10,482        4,273         (3,787)             --         10,968
   Other liabilities                               500           --           (435)             --             65
                                             ---------     --------        -------       ---------       --------
      Total long-term liabilities              311,516        4,273         15,916         (16,370)       315,335
                                             ---------     --------        -------       ---------       --------

SHAREHOLDERS' EQUITY                           205,199      226,225         41,323        (267,548)       205,199
                                             ---------     --------        -------       ---------       --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $ 564,252     $261,725        $88,841       $(286,844)      $627,974
                                             =========     ========        =======       =========       ========

                                STONERIDGE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

                    (in thousands, except per share amounts)

Supplemental condensed consolidating financial statements (continued):

                                                                        December 31, 2001
                                             -----------------------------------------------------------------------
                                                          Guarantor     Non-Guarantor
                                              Parent     Subsidiaries   Subsidiaries    Eliminations   Consolidated
                                             ---------   ------------   -------------   ------------   -------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                 $     714     $     29        $  3,626      $      --        $  4,369
   Accounts receivable, net                     40,209       30,088          22,132         (1,411)         91,018
   Inventories, net                             25,334       14,988          14,182             --          54,504
   Prepaid expenses and other                 (142,780)     138,656          19,662             --          15,538
   Deferred income taxes                         4,035        3,453            (172)            --           7,316
                                             ---------     --------        --------      ---------        --------
      Total current assets                     (72,488)     187,214          59,430         (1,411)        172,745
                                             ---------     --------        --------      ---------        --------

PROPERTY, PLANT AND EQUIPMENT, NET              56,468       37,901          23,692             --         118,061
OTHER ASSETS:
   Goodwill, net                               288,325       25,292          31,775             --         345,392
   Investments and other, net                   42,822        1,592             752        (14,521)         30,645
   Investment in subsidiaries                  282,726           --              --       (282,726)             --
                                             ---------     --------        --------      ---------        --------
TOTAL ASSETS                                 $ 597,853     $251,999        $115,649      $(298,658)       $666,843
                                             =========     ========        ========      =========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt         $  39,250     $     --        $  2,371      $      --        $ 41,621
   Accounts payable                             20,360       18,712          13,133         (1,413)         50,792
   Accrued expenses and other                    2,025       19,600          12,308             --          33,933
                                             ---------     --------        --------      ---------        --------
      Total current liabilities                 61,635       38,312          27,812         (1,413)        126,346
                                             ---------     --------        --------      ---------        --------

LONG-TERM LIABILITIES:
   Long-term debt, net of current portion      246,019           --          18,220        (14,519)        249,720
   Deferred income taxes                        23,242        3,398          (2,288)            --          24,352
   Other liabilities                             7,350           --            (532)            --           6,818
                                             ---------     --------        --------      ---------        --------
      Total long-term liabilities              276,611        3,398          15,400        (14,519)        280,890
                                             ---------     --------        --------      ---------        --------

SHAREHOLDERS' EQUITY                           259,607      210,289          72,437       (282,726)        259,607
                                             ---------     --------        --------      ---------        --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $ 597,853     $251,999        $115,649      $(298,658)       $666,843
                                             =========     ========        ========      =========        ========

                                STONERIDGE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                    (in thousands, except per share amounts)

Supplemental condensed consolidating financial statements (continued):

                                                                      For the three months ended June 30, 2002
                                                        ---------------------------------------------------------------------
                                                                    Guarantor     Non-Guarantor
                                                         Parent    Subsidiaries   Subsidiaries    Eliminations   Consolidated
                                                        --------   ------------   -------------   ------------   ------------
NET SALES                                               $ 75,769      $67,506        $39,042        $(10,273)      $172,044
COSTS AND EXPENSES:
   Cost of goods sold                                     56,698       47,817         29,610         (10,273)       123,852
   Selling, general and administrative expenses           10,366        7,466          5,662              --         23,494
                                                        --------      -------        -------        --------       --------

OPERATING INCOME                                           8,705       12,223          3,770              --         24,698

   Interest expense, net                                   7,803           --            351              --          8,154
   Other (income) expense, net                              (301)         544             (3)             --            240
   Equity earnings from subsidiaries                     (10,195)          --             --          10,195             --
                                                        --------      -------        -------        --------       --------

INCOME (LOSS) BEFORE INCOME TAXES                         11,398       11,679          3,422         (10,195)        16,304

   Provision for income taxes                                972        4,088            818              --          5,878
                                                        --------      -------        -------        --------       --------

INCOME (LOSS) BEFORE EXTRAORDINARY LOSS                   10,426        7,591          2,604         (10,195)        10,426

   Extraordinary loss, net of tax                          3,607           --             --              --          3,607
                                                        --------      -------        -------        --------       --------

NET INCOME (LOSS)                                       $  6,819      $ 7,591        $ 2,604        $(10,195)      $  6,819
                                                        ========      =======        =======        ========       ========

                                                                      For the three months ended June 30, 2001
                                                        --------------------------------------------------------------------
                                                                   Guarantor     Non-Guarantor
                                                        Parent    Subsidiaries   Subsidiaries    Eliminations   Consolidated
                                                        -------   ------------   -------------   ------------   ------------
NET SALES                                               $69,063      $58,746         $31,152        $(7,014)       $151,947
COSTS AND EXPENSES:
   Cost of goods sold                                    53,916       43,216          25,148         (7,014)        115,266
   Selling, general and administrative expenses          14,986        8,329           3,566             --          26,881
                                                        -------      -------         -------        -------        --------

OPERATING INCOME                                            161        7,201           2,438             --           9,800

   Interest expense, net                                  7,202           --             231             --           7,433
   Other (income) expense, net                             (658)         652             (13)            --             (19)
   Equity earnings from subsidiaries                     (6,267)          --              --          6,267              --
                                                        -------      -------         -------        -------        --------

(LOSS) INCOME BEFORE INCOME TAXES                          (116)       6,549           2,220         (6,267)          2,386

   Provision for income taxes                            (1,655)       2,292             210             --             847
                                                        -------      -------         -------        -------        --------

NET INCOME (LOSS)                                       $ 1,539      $ 4,257         $ 2,010        $(6,267)       $  1,539
                                                        =======      =======         =======        =======        ========

                                STONERIDGE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                    (in thousands, except per share amounts)

Supplemental condensed consolidating financial statements (continued):

                                                                       For the six months ended June 30, 2002
                                                        ---------------------------------------------------------------------
                                                                    Guarantor     Non-Guarantor
                                                         Parent    Subsidiaries   Subsidiaries    Eliminations   Consolidated
                                                        --------   ------------   -------------   ------------   ------------
NET SALES                                               $145,400     $130,427        $ 73,680       $(19,719)      $329,788
COSTS AND EXPENSES:
   Cost of goods sold                                    110,171       93,691          58,172        (19,719)       242,315
   Selling, general and administrative expenses           19,460       14,986          10,686             --         45,132
                                                        --------     --------        --------       --------       --------

OPERATING INCOME                                          15,769       21,750           4,822             --         42,341

   Interest expense, net                                  16,243           --             533             --         16,776
   Other (income) expense, net                              (747)       1,089              (3)            --            339
   Equity earnings from subsidiaries                      20,079           --              --        (20,079)            --
                                                        --------     --------        --------       --------       --------

INCOME (LOSS) BEFORE INCOME TAXES                        (19,806       20,661           4,292         20,079         25,226

   Provision for income taxes                                667        7,231           1,325             --          9,223
                                                        --------     --------        --------       --------       --------

INCOME BEFORE EXTRAORDINARY LOSS AND CUMULATIVE
EFFECT OF ACCOUNTING CHANGE                              (20,473)      13,430           2,967         20,079         16,003

   Extraordinary loss, net of tax                          3,607           --              --             --          3,607
                                                        --------     --------        --------       --------       --------

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE     (24,080)      13,430           2,967         20,079         12,396

   Cumulative effect of accounting change, net of tax    (33,358)      (4,701)        (31,775)            --        (69,834)
                                                        --------     --------        --------       --------       --------

NET (LOSS) INCOME                                       $(57,438)    $  8,729        $(28,808)      $ 20,079       $(57,438)
                                                        ========     ========        ========       ========       ========

                                                                       For the six months ended June 30, 2001
                                                        ---------------------------------------------------------------------
                                                                    Guarantor     Non-Guarantor
                                                         Parent    Subsidiaries   Subsidiaries    Eliminations   Consolidated
                                                        --------   ------------   -------------   ------------   ------------
NET SALES                                               $135,463     $119,765        $64,857        $(11,984)      $308,101
COSTS AND EXPENSES:
   Cost of goods sold                                    105,565       87,479         52,229         (11,984)       233,289
   Selling, general and administrative expenses           28,458       16,594          7,089              --         52,141
                                                        --------     --------        -------        --------       --------

OPERATING INCOME                                           1,440       15,692          5,539              --         22,671

   Interest expense, net                                  14,890            1            476              --         15,367
   Other (income) expense, net                            (1,116)       1,309            (15)             --            178
   Equity earnings from subsidiaries                     (13,555)          --             --          13,555             --
                                                        --------     --------        -------        --------       --------

INCOME (LOSS) BEFORE INCOME TAXES                          1,221       14,382          5,078         (13,555)         7,126

   Provision for income taxes                             (3,375)       5,034            871              --          2,530
                                                        --------     --------        -------        --------       --------

NET INCOME (LOSS)                                       $  4,596     $  9,348        $ 4,207        $(13,555)      $  4,596
                                                        ========     ========        =======        ========       ========

                                STONERIDGE, INC

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

                    (in thousand, execept per share amounts)

Supplemental condensed consolidating financial statements (continued):

                                                                     For the six months ended June 30, 2002
                                                   ----------------------------------------------------------------------
                                                                 Guarantor    Non-Guarantor
                                                     Parent    Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                                   ---------   ------------   -------------   ------------   ------------
     Net cash provided by operating activities     $  17,794     $ 20,813       $  5,552         $ 1,850      $  46,009

INVESTING ACTIVITIES:
Capital expenditures                                  (2,791)      (3,253)        (1,207)             --         (7,251)
Proceeds from sale of fixed assets                        --           --             20              --             20
Other                                                    (55)          --           (403)            434            (24)
                                                   ---------     --------       --------         -------      ---------
     Net cash used for investing activities           (2,846)      (3,253)        (1,590)            434         (7,255)
                                                   ---------     --------       --------         -------      ---------
FINANCING ACTIVITIES:
Proceeds from issuance of senior notes               200,000           --             --              --        200,000
Extinguishment of revolving facility                 (37,641)          --             --              --        (37,641)
Extinguishment of term debt                         (226,139)          --             --              --       (226,139)
Net repayments under revolving facilities            (10,142)          --         (3,471)             --        (13,613)
Proceeds from long-term debt                         100,000           --             --              --        100,000
Repayments of long-term debt                           9,289      (17,569)           606          (2,284)        (9,958)
Debt issuance costs                                  (10,647)          --             --              --        (10,647)
Interest rate swap termination costs                  (5,274)          --             --              --         (5,274)
                                                   ---------     --------       --------         -------      ---------
     Net cash used for financing activities           19,446      (17,569)        (2,865)         (2,284)        (3,272)
                                                   ---------     --------       --------         -------      ---------

Effect of exchange rate changes on cash and cash
equivalents                                               --           --            387              --            387
Net change in cash and cash equivalents               34,394           (9)         1,484              --         35,869
Cash and cash equivalents at beginning of period         714           29          3,626              --          4,369
                                                   ---------     --------       --------         -------      ---------
Cash and cash equivalents at end of period         $  35,108     $     20       $  5,110         $    --      $  40,238
                                                   =========     ========       ========         =======      =========

                                                                     For the six months ended June 30, 2001
                                                   ----------------------------------------------------------------------
                                                                Guarantor     Non-Guarantor
                                                     Parent    Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                                   ---------   ------------   -------------   ------------   ------------
     Net cash provided by operating activities      $(2,602)     $ 15,699        $ 1,292         $(914)        $ 13,475

INVESTING ACTIVITIES:
Capital expenditures                                 (6,080)       (4,793)          (819)           --          (11,692)
Other                                                  (265)           --            392            --              127
                                                    -------      --------        -------         -----         --------
     Net cash used for investing activities          (6,345)       (4,793)          (427)           --          (11,565)
                                                    -------      --------        -------         -----         --------

FINANCING ACTIVITIES:
Net borrowings under revolving facilities            17,403            --          3,569            --           20,972
Proceeds from long-term debt                             --            --            921            --              921
Repayments of long-term debt                         (7,242)      (10,891)        (6,474)          914          (23,693)
Debt issuance costs                                  (1,223)           --             --            --           (1,223)
                                                    -------      --------        -------         -----         --------
     Net cash used for financing activities           8,938       (10,891)        (1,984)          914           (3,023)
                                                    -------      --------        -------         -----         --------

Effect of exchange rate changes on cash and cash
equivalents                                              --           --            (274)           --             (274)
Net change in cash and cash equivalents                  (9)           15         (1,393)           --           (1,387)
Cash and cash equivalents at beginning of period        172           109          5,313            --            5,594
                                                    -------      --------        -------         -----         --------
Cash and cash equivalents at end of period          $   163      $    124        $ 3,920         $  --         $  4,207
                                                    =======      ========        =======         =====         ========

     12. Certain prior period amounts have been reclassified to conform to their 2002 presentation in the condensed consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.

On an ongoing basis, the Company evaluates estimates and assumptions used. The Company bases its estimates used on historical experience and on various other factors that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

The Company believes the following are its "critical accounting polices" - those most important to the financial presentation and those that require the most difficult, subjective or complex judgements.

Revenue Recognition and Sales Commitments - The Company recognizes revenues from the sale of products, net of costs of returns and allowances, at the point of passage of title, which is generally at the time of shipment. The Company often enters into agreements with its customers at the beginning of a given vehicle's life. Once such agreements are entered into, it is the Company's obligation to fulfill the customers' purchasing requirements for the entire production life of the vehicle. These agreements generally may be terminated by our customer at any time, but usually are not.

Bad Debts - The Company evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations, a specific allowance for doubtful account is recorded against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. Additionally, the Company reviews historical trends for collectibility in determining an estimate for its allowance for doubtful accounts. If economic circumstances change substantially, estimates of the recoverability of amounts due to the Company could be reduced by a material amount.

Inventory - Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for U.S. inventories and by the first-in, first-out (FIFO) method for non-U.S. inventories. Where appropriate, standard cost systems are utilized for purposes of determining cost; the standards are adjusted as necessary to ensure they approximate actual costs. Estimates of lower of cost or market value of inventory are determined based upon current economic conditions, historical sales quantities and patterns and, in some cases, the specific risk of loss on specifically identified inventories.

Goodwill - In connection with the adoption of SFAS 142, "Goodwill and Other Intangible Assets," the Company discontinued the amortization of goodwill on January 1, 2002. In lieu of amortization, the new standard requires that goodwill be tested for impairment as of the date of adoption, at least annually thereafter and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. See Note 4 for more information on the Company's application of this new accounting standard.

Results of Operations

Six Months Ended June 30, 2002 Compared To Six Months Ended June 30, 2001

Net Sales. Net sales for the six months ended June 30, 2002 increased by $21.7 million, or 7.0%, to $329.8 million from $308.1 million for the corresponding period in 2001. Sales revenues for the first six months were favorably impacted by increased North American light vehicle builds.

Sales for the six months ended June 30, 2002 for North America increased $14.0 million to $278.2 million from $264.2 million for the corresponding period in 2001. North American sales accounted for 84.4% of total sales for the first six months of 2002 compared with 85.8% for the corresponding period in 2001. Sales for the six months ended June 30, 2002 outside North America increased $7.7 million to $51.6 million from $43.9 million for the corresponding period in 2001. Sales outside North America accounted for 15.6% of total sales for the six months ended June 30, 2002 compared with 14.2% for the corresponding period in 2001.

Cost of Goods Sold. Cost of goods sold for the first six months of 2002 increased by $9.0 million, or 3.9%, to $242.3 million from $233.3 million in the first six months of 2001. As a percentage of sales, cost of goods sold decreased to 73.5% from 75.7% for the first six months of 2002 and 2001, respectively. The improvement as a percent of sales was primarily attributable to cost reduction programs and increased light vehicle production volumes.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses, decreased by $7.0 million to $45.1 million in the first six months of 2002 from $52.1 million for the corresponding period in 2001. As a percentage of sales, SG&A expenses decreased to 13.7% for the first six months of 2002 from 16.9% for the corresponding period in 2001. The decrease was primarily attributable to the Company's adopting the non-amortization of goodwill provisions of SFAS 142 on January 1, 2002. Goodwill amortization expense for the first six months of 2001 was $4.9 million. Excluding the impact of goodwill amortization expense, SG&A decreased by $2.1 million, or 4.5%, in the first six months of 2002 compared to the corresponding period in 2001, primarily as a result of the Company's cost cutting initiatives.

Interest Expense, net. Net interest expense for the first six months of 2002 increased by $1.4 million to $16.8 million in 2002 from $15.4 million in 2001 primarily due to an increase in the effective rate of interest resulting from the debt refinancing.

Other Expense, net. Other expense, which primarily represented equity losses of unconsolidated subsidiaries, was $0.3 million and $0.2 million for the six months ended June 30, 2002 and 2001, respectively.

Income Before Income Taxes. As a result of the foregoing, income before income taxes increased by $18.1 million for the first six months of 2002 to $25.2 million from $7.1 million in 2001.

Provision for Income Taxes. The Company recognized provisions for income taxes of $9.2 million and $2.5 million for federal, state and foreign income taxes for the first six months of 2002 and 2001, respectively.

Income Before Extraordinary Loss and Cumulative Effect of Accounting Change. As a result of the foregoing, income before extraordinary loss and cumulative effect of accounting change increased by $11.4 million to $16.0 million for the first six months of 2002 from $4.6 million in 2001.

Extraordinary Loss, net of tax. The Company recognized a net of tax loss of $3.6 million during the first six months of 2002 in connection with the early extinguishment of debt related to the Company's debt refinancing.

Cumulative Effect of Accounting Change, net of tax. In accordance with the transition provisions of SFAS 142, the Company completed the two-step transitional goodwill impairment analysis. As a result, the Company recorded as a cumulative effect of accounting change, a non-cash charge of approximately $69.8 million, net of tax, to write off a portion of the carrying value of goodwill.

Three Months Ended June 30, 2002 Compared To Three Months Ended June 30, 2001

Net Sales. Net sales for the quarter ended June 30, 2002 increased by $20.1 million, or 13.2%, to $172.0 million from $151.9 million for the corresponding period in 2001. Sales revenues for the second quarter ended June 30, 2002 continued to be favorably impacted by increased North American light vehicle builds.

Sales for the quarter ended June 30, 2002 for North America increased $13.8 million to $145.0 million from $131.2 million for the corresponding period in 2001. North American sales accounted for 84.3% of total sales for the second quarter ended June 30, 2002 compared with 86.4% for the corresponding period in 2001. Sales for the second quarter of 2002 outside North America increased by $6.3 million to $27.0 million from $20.7 million for the corresponding period in 2001. Sales outside North America accounted for 15.7% of total sales for the second quarter of 2002 compared with 13.6% for the corresponding period in 2001.

Cost of Goods Sold. Cost of goods sold for the quarter ended June 30, 2002 increased by $8.6 million, or 7.4%, to $123.9 million from $115.3 million for the corresponding period in 2001. As a percentage of sales, cost of goods sold decreased to 72.0% from 75.9% for the second quarter of 2002 and 2001, respectively. The improvement as a percent of sales was primarily attributable to cost reduction programs and increased light vehicle production volumes.

Selling, General and Administrative Expenses. SG&A expenses decreased by $3.4 million to $23.5 million in the second quarter of 2002 from $26.9 million for the corresponding period in 2001. As a percentage of sales, SG&A expenses decreased to 13.7% for the second quarter of 2002 from 17.7% for the corresponding period in 2001. The decrease was primarily attributable to the Company's adopting the non-amortization of goodwill provisions of SFAS 142 on January 1, 2002. Goodwill amortization expense for the second quarter of 2001 was $2.4 million. Excluding the impact of goodwill amortization expense, SG&A decreased by $1.0 million, or 4.0% in the second quarter of 2002, reflecting the Company's cost cutting initiatives.

Interest Expense, net. Net interest expense for the second quarter of 2002 increased by $0.8 million to $8.2 million in 2002 from $7.4 million in 2001. The increase was primarily due to an increase in the effective rate of interest resulting from the debt refinancing.

Income Before Income Taxes. As a result of the foregoing, income before income taxes increased $13.9 million for the second quarter of 2002 to $16.3 million from $2.4 million in 2001.

Provision for Income Taxes. The Company recognized provisions for income taxes of $5.9 million and $0.8 million for federal, state and foreign income taxes for the second quarter of 2002 and 2001, respectively.

Income Before Extraordinary Loss and Cumulative Effect of Accounting Change. As a result of the foregoing, income before extraordinary loss and cumulative effect of accounting change increased by $8.9 million to $10.4 million for the first six months of 2002 from $1.5 million in 2001.

Extraordinary Loss, net of tax. The Company recognized a net of tax loss of $3.6 million during the second quarter of 2002 in connection with the early extinguishment of debt related to the Company's debt refinancing.

Liquidity and Capital Resources

     Net cash provided by operating activities was $46.0 million and $13.5 million for the six months ended June 30, 2002 and 2001, respectively. The increase in net cash provided by operating activities of $32.5 million was primarily attributable to a combination of lower levels of working capital and an increase in operating income.

     Net cash used by investing activities was $7.3 million and $11.6 million for the six months ended June 30, 2002 and 2001, respectively. The decrease in net cash used by investing activities of $4.3 million was primarily attributable to a decrease in capital expenditures.

     Net cash used by financing activities was $3.3 million and $3.0 million for the six months ended June 30, 2002 and 2001, respectively. The increase in net cash used by financing activities of $0.3 million was attributable to a combination of an increase in cash due to the debt refinancing offset by the costs associated with the refinancing.

     The Company has a new $200.0 million credit agreement (of which $99.8 million was outstanding at June 30, 2002) with a bank group. The credit agreement has the following components: a $100.0 million revolving facility (of which $97.8 million is currently available) including a $10.0 million swing line facility, and a $100.0 million term facility. The revolving facility expires on April 30, 2007 and requires a commitment fee of 0.375% to 0.500% on the unused balance as well as a utilization fee of 0.125% to 0.250% when the unutilized balance equals or exceeds 50.0% of the total revolving commitment. The revolving facility permits the Company to borrow up to half its borrowings in specified foreign currencies. Interest is payable quarterly at either (i) the prime rate plus a margin of 0.50% to 1.50% or (ii) LIBOR plus a margin of 2.00% to 3.00%, depending upon the Company's ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA), as defined. Interest on the swing line facility is payable monthly at the same rate as the revolving facility. The term facility expires on April 30, 2008. Interest is payable quarterly at either (i) the prime rate plus 1.75% or (ii) LIBOR plus 3.25%. The Company has the right to prepay any of the above mentioned loans, in whole or in part, without premium or penalty. The Company was in compliance with its covenants as of June 30, 2002.

     On May 1, 2002, the Company issued $200.0 million aggregate principal amount of senior notes, the proceeds of which were used to repay existing debt. The $200.00 million notes bear interest at an annual rate of 11.50% and mature on May 1, 2012. Interest is payable on May 1 and November 1 of each year. The Company registered the notes under the Securities Act of 1933 on May 17, 2002. On July 1, 2002, the Company completed an exchange offer of the senior notes for substantially identical notes registered under the Securities Act of 1933.

     The following table summarizes the Company's cash outflows resulting from financial contracts and commitments:

                                       Less than    1 - 3    4 - 5     After 5
  Contractual Obligations     Total     1 year      years    years      years
                            --------   ---------   -------   ------   --------

Long-Term Debt              $304,203    $  824     $ 7,379   $2,000   $294,000
Capital Lease Obligations      1,986     1,063         921        2         --
Operating Leases              11,964     3,784       5,642    1,464      1,074
                            --------    ------     -------   ------   --------
Total Contractual Cash
   Obligations              $318,154    $5,671     $13,942   $3,466   $295,074
                            ========    ======     =======   ======   ========

     Management believes that cash flows from operations and the availability of funds from the Company's credit facilities and senior notes will provide sufficient liquidity to meet the Company's growth and operating needs.

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

Forward-Looking Statements

     Portions of this report may contain "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, the Company's (i) future product and facility expansion, (ii) acquisition strategy, (iii) investments and new product development, and (iv) growth opportunities related to awarded business. Forward-looking statements may be identified by the words "will," "may," "designed to," "believes," "plans," "expects," "continue," and similar expressions. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other factors:

     .    the loss of a major customer;
     . a decline in automotive, medium- and heavy-duty truck or agricultural vehicle production;
     . the failure to achieve successful integration of any acquired company or business;
     . a decline in general economic conditions in any of the various countries in which the Company operates;
     . labor disruptions at our facilities or at any of our significant customers or suppliers;
     . the ability of our suppliers to supply us with parts and components at competitive prices on a timely basis;
     . our significant amount of debt and the restrictive covenants contained in our credit facility;
     .    customer acceptance of new products;
     . capital availability or costs, including changes in interest rates or market perceptions of the Company;
     . changes by the Financial Accounting Standards Board or the Securities and Exchange Commission of authoritative generally accepted accounting principles or policies;
     . the impact of laws and regulations, including environmental laws and regulations; and
     .    the occurrence or non-occurrence of circumstances beyond our control.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to certain market risks, primarily resulting from the effects of changes in interest rates. To reduce exposures to market risks resulting from fluctuations in interest rates, the Company uses a combination of variable and fixed rate debt. At June 30, 2002, approximately 50.0% of the Company's debt was variable rate debt. The Company believes that a 1.0% increase or decrease in the interest rate on variable rate debt could affect earnings by approximately $0.1 million.

     The Company's risks related to commodity price and foreign currency exchange risks have historically not been material. The Company does not expect the effects of these risks to be material in the future based on current operating and economic conditions in the countries and markets in which it operates. Therefore, a 10.0% change in the value of the U.S. dollar would not significantly affect the Company's financial position.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Annual Meeting of Shareholders of Stoneridge, Inc. was held on May 13, 2002.

     (b)  The following matters were submitted to a vote at the meeting:

          (1) The election of the following nominees as directors of the Company. The vote with respect to each nominee was as follows:

               Nominee                  For       Withheld
               ------------------   ----------   ---------

               D.M. Draime          19,810,639     982,068
               Cloyd J. Abruzzo     19,808,589     984,118
               Avery S. Cohen       20,722,682      70,025
               Richard E. Cheney    20,765,072      27,635
               Sheldon J. Epstein   18,786,381   2,006,326
               C.J. Hire            20,765,172      27,535
               Richard G. LeFauve   20,767,172      25,535
               Earl L. Linehan      20,767,172      25,535

          (2) The proposal to approve the adoption of the Directors' Share Option Plan. The vote with respect to adopting the Plan was as follows:

               In Favor    16,331,560
               Against      4,458,656
               Abstained    2,491,000

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     4.1 Indenture dated as of May 1, 2002 among Stoneridge, Inc. as Issuer, Stoneridge Control Devices, Inc. and Stoneridge Electronics, Inc., as Guarantors, and Fifth Third Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 7, 2002).
     10.1 Credit Agreement dated as of May 1, 2002 among Stoneridge, Inc., as Borrower, the Lending Institutions Named Therein, as Lenders, National City Bank, as Administrative Agent, a Joint Lead Arranger and Collateral Agent, Deutsche Bank Securities Inc., as a Joint Lead Arranger, Comerica Bank and PNC Bank, National Association, as the Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 7, 2002).
     10.2 Purchase Agreement dated as of May 1, 2002 among Stoneridge Inc., Stoneridge Control Devices Inc., Stoneridge Electronics Inc. and Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated and NatCity Investments Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 7, 2002).
     10.3 Registration Rights Agreement dated as of May 1, 2002 among Stoneridge Inc., Stoneridge Control Devices Inc., Stoneridge Electronics Inc. and Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated and NatCity Investments Inc. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 7, 2002).

(b)  Reports on Forms 8-K

     1. On April 16, 2002, the Company filed a Current Report on Form 8-K reporting the anticipated sale of Senior Notes.

     2. On April 26, 2002, the Company filed a Current Report on Form 8-K reporting the pricing of the Senior Notes.

     3. On April 30, 2002, the Company filed a Current Report on Form 8-K reporting the disclosure of financial statement footnotes included in the offering memorandum that were not required to be included in either the Company's previously filed Form 10-Q for the quarter ended March 31, 2002 or in the Company's previously filed Form 10-K for the fiscal year ended December 31, 2001.

     4. On May 7, 2002, the Company filed a Current Report on Form 8-K reporting the following agreements associated with the senior notes issued on May 1, 2002: Indenture Agreement, Credit Agreement, Purchase Agreement and Registration Rights Agreement.

     5. On May 22, 2002, the Company filed a Current Report on Form 8-K reporting the Board of Directors' decision to engage Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 2002. Ernst & Young LLP replaces Arthur Andersen LLP who was dismissed as the Company's independent auditors effective May 21, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          STONERIDGE, INC.


    Date: August 14, 2002                 /s/ Cloyd J. Abruzzo
                                          -------------------------------------
                                          Cloyd J. Abruzzo
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


    Date: August 14, 2002                 /s/ Kevin P. Bagby
                                          -------------------------------------
                                          Kevin P. Bagby
                                          Vice-President and Chief Financial
                                          Officer (Principal Financial and
                                          Chief Accounting Officer)

                                STONERIDGE, INC.

                                 EXHIBIT INDEX

Exhibit
Number                                 Exhibit
-------                                -------

     4.1 Indenture dated as of May 1, 2002 among Stoneridge, Inc. as Issuer, Stoneridge Control Devices, Inc. and Stoneridge Electronics, Inc., as Guarantors, and Fifth Third Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 7, 2002).
     10.1 Credit Agreement dated as of May 1, 2002 among Stoneridge, Inc., as Borrower, the Lending Institutions Named Therein, as Lenders, National City Bank, as Administrative Agent, a Joint Lead Arranger and Collateral Agent, Deutsche Bank Securities Inc., as a Joint Lead Arranger, Comerica Bank and PNC Bank, National Association, as the Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 7, 2002).
     10.2 Purchase Agreement dated as of May 1, 2002 among Stoneridge Inc., Stoneridge Control Devices Inc., Stoneridge Electronics Inc. and Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated and NatCity Investments Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 7, 2002).
     10.3 Registration Rights Agreement dated as of May 1, 2002 among Stoneridge Inc., Stoneridge Control Devices Inc., Stoneridge Electronics Inc. and Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated and NatCity Investments Inc. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 7, 2002).