Form 10-Q
period 2002-09-30
STONERIDGE INC
filed 2002-11-14
CIK 1043337

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002.	Commission file number 001-13337

STONERIDGE, INC.

——————————————————————————

(Exact Name of Registrant as Specified in Its Charter)

Ohio	34-1598949

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9400 East Market Street, Warren, Ohio	44484

(Address of Principal Executive Offices)	(Zip Code)

(330) 856-2443

——————————————————————–

Registrant’s Telephone Number, Including Area Code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X    No       .

The number of Common Shares, without par value, outstanding as of November 14, 2002 was 22,399,311.

STONERIDGE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STONERIDGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2002	2001

	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$29,079	$4,369
Accounts receivable, net	107,017	91,018
Inventories, net	53,230	54,504
Prepaid expenses and other	10,018	15,538
Deferred income taxes	8,432	7,316

Total current assets	207,776	172,745

PROPERTY, PLANT AND EQUIPMENT, net	111,949	118,061
OTHER ASSETS:
Goodwill, net	255,292	345,392
Investments and other, net	31,652	30,645

TOTAL ASSETS	$606,669	$666,843

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$1,881	$41,621
Accounts payable	51,452	50,792
Accrued expenses and other	57,050	33,933

Total current liabilities	110,383	126,346

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	272,946	249,720
Deferred income taxes	12,933	24,352
Other liabilities	94	6,818

Total long-term liabilities	285,973	280,890

SHAREHOLDERS' EQUITY:
Preferred shares, without par value, 5,000 authorized, none issued	--	--
Common shares, without par value, 60,000 authorized, 22,399
issued and outstanding at September 30, 2002 and 22,397 at
December 31, 2001, with no stated value	--	--
Additional paid-in capital	141,516	141,506
Retained earnings	72,917	126,157
Accumulated other comprehensive loss	(4,120)	(8,056)

Total shareholders' equity	210,313	259,607

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$606,669	$666,843

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements.

STONERIDGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in thousands except for per share data)

	For the three months		For the nine months
	ended September 30,		ended September 30,

	2002	2001	2002	2001

NET SALES	$158,441	$136,361	$488,229	$444,461
COSTS AND EXPENSES:
Cost of goods sold	118,842	106,122	361,156	339,410
Selling, general and administrative expenses	23,783	25,766	68,915	77,906

OPERATING INCOME	15,816	4,473	58,158	27,145
Interest expense, net	9,378	7,205	26,154	22,573
Other expense, net	9	285	349	463

INCOME (LOSS) BEFORE INCOME TAXES	6,429	(3,017)	31,655	4,109
Provision (Benefit) for income taxes	2,231	(1,204)	11,454	1,325

INCOME (LOSS) BEFORE EXTRAORDINARY LOSS AND
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	4,198	(1,813)	20,201	2,784
Extraordinary loss, net of tax	--	--	3,607	--

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
ACCOUNTING CHANGE	4,198	(1,813)	16,594	2,784
Cumulative effect of accounting change, net of tax	--	--	(69,834)	--

NET INCOME (LOSS)	$4,198	$(1,813)	$(53,240)	$2,784

BASIC NET INCOME (LOSS) PER SHARE:
Income (loss) before extraordinary loss and cumulative effect of
accounting change	$0.19	$(0.08)	$0.90	$0.12
Extraordinary loss, net of tax	--	--	(0.16)	--
Cumulative effect of accounting change, net of tax	--	--	(3.12)	--

Basic net income (loss) per share	$0.19	$(0.08)	$(2.38)	$0.12

DILUTED NET INCOME (LOSS) PER SHARE:
Income (loss) before extraordinary loss and cumulative effect of
accounting change	$0.19	$(0.08)	$0.89	$0.12
Extraordinary loss, net of tax	--	--	(0.16)	--
Cumulative effect of accounting change, net of tax	--	--	(3.08)	--

Diluted net income (loss) per share	$0.19	$(0.08)	$(2.35)	$0.12

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements.

STONERIDGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)

	For the nine months ended
	September 30,

	2002	2001

OPERATING ACTIVITIES:
Net (loss) income	$(53,240)	$2,784
Adjustments to reconcile net (loss) income to net cash provided by operating activities-
Depreciation and amortization	19,395	21,423
Deferred income taxes	6,816	1,652
(Gain) loss on sale of fixed assets	(156)	6
Equity in loss (earnings) of unconsolidated subsidiaries	1,148	(63)
Extraordinary loss	3,607	--
Cumulative effect of accounting change	69,834	--
Changes in operating assets and liabilities-
Accounts receivable	(13,645)	(8,373)
Inventories	2,448	10,607
Prepaid expenses and other	7,248	(3,285)
Other assets	(37)	1,847
Accounts payable	(342)	95
Accrued expenses and other	24,914	5,896

Net cash provided by operating activities	67,990	32,589

INVESTING ACTIVITIES:
Capital expenditures	(9,902)	(20,896)
Proceeds from sale of fixed assets	298	--
Other	2	262

Net cash used by investing activities	(9,602)	(20,634)

FINANCING ACTIVITIES:
Proceeds from issuance of senior notes	200,000	--
Extinguishment of revolving facility	(37,641)	--
Extinguishment of term debt	(226,139)	--
Net (repayments) borrowings under revolving facilities	(44,677)	18,290
Proceeds from long-term debt	100,000	1,381
Repayments of long-term debt	(9,648)	(31,675)
Debt issuance costs	(10,694)	(1,223)
Interest rate swap termination costs	(5,274)	--

Net cash used by financing activities	(34,073)	(13,227)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
EQUIVALENTS	395	(88)
NET CHANGE IN CASH AND CASH EQUIVALENTS	24,710	(1,360)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,369	5,594

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,079	$4,234

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements.

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in thousands)

1.	The accompanying condensed consolidated financial statements have been prepared by Stoneridge, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Commission's rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's 2001 Annual Report to Shareholders.

The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

2.	Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for approximately 69% and 74% of the Company's inventories at September 30, 2002 and December 31, 2001, respectively, and by the first-in, first-out (FIFO) method for all other inventories. Inventory cost includes material, labor and overhead. Inventories consist of the following:

	September 30,	December 31,
	2002	2001

Raw materials	$30,328	$35,488
Work in progress	11,000	8,192
Finished goods	12,986	11,142
LIFO reserve	(1,084)	(318)

Total	$53,230	$54,504

3.	The Company uses derivative financial instruments to reduce exposure to market risks resulting from fluctuations in interest rates and currency rates. The Company does not enter into financial instruments for trading purposes. Management believes that its use of these instruments to reduce risk is in the Company's best interest.

In order to manage the interest rate risk associated with our previous debt portfolio, the Company entered into interest rate swap agreements to manage exposure to changes in interest rates. These agreements required the Company to pay a fixed interest rate to counterparties while receiving a floating interest rate based on LIBOR. The counterparties to each of the interest rate swap agreements were major commercial banks. These agreements were due to mature on or before December 31, 2003 and qualified as cash flow hedges; however, as a result of the recent debt refinancing and in accordance with Statement of Financial Accounting Standard No. 133 (SFAS 133), these agreements were terminated at a cost of $5.3 million on May 1, 2002.

Changes in the fair market value of derivatives qualifying as cash flow hedges are recorded in other comprehensive income (loss) to the extent that the hedges are effective until the underlying transactions are recognized in earnings. Net losses included in accumulated other comprehensive loss as of May 1, 2002 were $3.3 million after tax ($5.3 million pre-tax). This amount is currently being amortized to interest expense over the remaining contractual terms of the agreements. The remaining unamortized balance as of September 30, 2002 was $1.6 million after tax ($2.6 million pre-tax).

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(in thousands)

The Company has foreign currency forward contracts to purchase $16.3 million of Swedish krona and British pounds to satisfy krona and pound denominated debt obligations. The estimated fair value of these forward contracts at September 30, 2002, per quoted market sources, was $16.6 million.

4.	In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS 142, “Goodwill and Other Intangible Assets”. Under SFAS 142, goodwill is no longer subject to amortization. Goodwill amortization, which approximated $9.5 million annually, ceased when the Statement became effective for the Company on January 1, 2002. Goodwill is now subject to at least an annual assessment for impairment by applying a fair value-based test. In accordance with the transition provisions of SFAS 142, the Company has completed the two-step transitional goodwill impairment analysis for both reporting units of the Company. The initial impairment test indicated that the carrying values of the reporting units exceeded the corresponding fair values of the reporting units, which were determined based on a combination of valuation techniques including the guideline company method, the transaction method and the discounted cash flow method. The implied fair value of goodwill in these reporting units was then determined through the allocation of the fair values to the underlying assets and liabilities. The January 1, 2002 carrying value of the goodwill in these reporting units exceeded their implied fair value by $90.1 million. The $69.8 million write-down of goodwill to its fair value, which is net of $20.3 million of related tax benefits, was reported as a cumulative effect of accounting change in the accompanying condensed consolidated financial statements as of January 1, 2002.

The change in the carrying amount of goodwill by reportable operating segment during 2002 is as follows:

	Vehicle
	Management
	& Power	Control
	Distribution	Devices	Total

Balance at December 31, 2001	$31,800	$313,592	$345,392
Cumulative effect of accounting change	(31,800)	(58,300)	(90,100)

Balance at September 30, 2002	$--	$255,292	$255,292

The unaudited pro forma consolidated net income (loss) as though SFAS 142 had been in effect at the beginning of fiscal 2001 is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Reported income (loss) before cumulative effect of accounting change	$4,198	$(1,813)	$16,594	$2,784
Add back: Goodwill amortization, net of tax	--	1,717	--	5,151

Adjusted income (loss) before cumulative effect of accounting change	4,198	(96)	16,594	7,935
Cumulative effect of accounting change, net of tax	--	--	(69,834)	--

Adjusted net income (loss)	$4,198	$(96)	$(53,240)	$7,935

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(in thousands)

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Basic net income (loss) per share:
Reported income (loss) before cumulative effect of accounting change	$0.19	$(0.08)	$0.74	$0.12
Add back: Goodwill amortization, net of tax	—	0 .08	—	0.23

Adjusted income before cumulative effect of accounting change	0.19	—	0.74	0.35
Cumulative effect of accounting change, net of tax	—	—	(3.12)	—

Adjusted net income (loss)	$0.19	$—	$(2.38)	$0.35

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Diluted net income (loss) per share:
Reported income (loss) before cumulative effect of accounting change	$0.19	$(0.08)	$0.73	$0.12
Add back: Goodwill amortization, net of tax	—	0.08	—	0.23

Adjusted income before cumulative effect of accounting change	0.19	—	0.73	0.35
Cumulative effect of accounting change, net of tax	—	—	(3.08)	—

Adjusted net income (loss)	$0.19	$—	$(2.35)	$0.35

The Company has the following intangible assets subject to amortization as of September 30, 2002 and December 31, 2001, respectively:

	September 30, 2002	December 31, 2001

Patents:
Gross Carrying Amount	$2,779	$3,659
Accumulated Amortization	1,157	1,327

Net Carrying Amount	$1,622	$2,332

Aggregate amortization expense on patents was $0.1 million and $0.3 million for the three and nine months ended September 30, 2002, respectively. Estimated annual amortization expense is $0.4 million for 2002, $0.3 million for 2003-2005 and $0.4 million for 2006.

5.	In October 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144, which became effective for the Company in 2002, supersedes SFAS 121 and establishes guidelines for accounting for the impairment and disposal of long-lived assets. The provisions of SFAS 144 had no impact on the Company’s financial statements upon adoption.

6.	In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. Among other things, SFAS 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS 4. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Accounting Principles Board Opinion 30 for

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(in thousands)

classification as an extraordinary item shall be reclassified. The Company will adopt this Statement effective January 1, 2003, and accordingly, the extraordinary loss of $3.6 million, net of tax, recorded as a result of the early extinguishment of debt described in Note 8 will be reclassified as a component of income from continuing operations.

7.	In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 addresses financial accounting and reporting for costs associated with exit and disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 (EITF 94-3),“Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material impact on the Company's consolidated financial statements.

8.	Other comprehensive income (loss) includes foreign currency translation adjustments and derivative transactions, net of related tax. Comprehensive income (loss) consists of the following:

	Three months		Nine months
	ended September 30,		ended September 30,

	2002	2001	2002	2001

Net income (loss)	$4,198	$(1,813)	$(53,240)	$2,784
Other comprehensive income (loss)	916	(1,870)	3,936	(5,530)

Comprehensive income (loss)	$5,114	$(3,683)	$(49,304)	$(2,746)

9.	On May 1, 2002, the Company issued $200.0 million aggregate principal amount of senior notes.The $200.0 million notes bear interest at an annual rate of 11.50% and mature on May 1, 2012. Interest is payable on May 1 and November 1 of each year. On July 1, 2002, the Company completed an exchange offer of the senior notes for substantially identical notes registered under the Securities Act of 1933.

In conjunction with the issuance of the senior notes, the Company also entered into a new $200.0 million credit agreement with a bank group. The credit agreement has two components: a $100.0 million revolving facility, including a $10.0 million swing line facility, and a $100.0 million term facility. The revolving facility expires on April 30, 2007 and requires a commitment fee of 0.375% to 0.500% on the unused balance as well as a utilization fee of 0.125% to 0.250% when the unutilized balance equals or exceeds 50.0% of the total revolving commitment. The revolving facility permits the Company to borrow up to half its borrowings in specified foreign currencies. Interest is payable quarterly at either (i) the prime rate plus a margin of 0.50% to 1.50% or (ii) LIBOR plus a margin of 2.00% to 3.00%, depending upon the Company's ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA), as defined. Interest on the swing line facility is payable monthly at the same rate as the revolving facility. The term facility expires on April 30, 2008. Interest is payable quarterly at either (i) the prime rate plus 1.75% or (ii) LIBOR plus 3.25%. The Company has the right to prepay any of the above mentioned loans in whole or in part, without premium or penalty. During the third quarter of 2002, the Company prepaid $30.0 million of the term facility. The Company was in compliance with its covenants as of September 30, 2002.

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(in thousands)

The Company incurred debt-financing costs of $10.7 million in connection with the issuance of the senior notes and credit facility, which are being amortized over the respective terms of the debt.

The proceeds of the senior notes were used to repay the amounts outstanding under the Company's then existing debt obligations on May 1, 2002, which consisted of $37.6 million of revolving credit borrowings and $226.1 million of term debt borrowings (“the old debt”). The Company also had $5.8 million of unamortized deferred financing costs related to the old debt. These costs were written off in connection with the repayment of the debt and are presented as an extraordinary loss on the extinguishment of debt of $3.6 million, net of taxes of $2.2 million, in the accompanying condensed consolidated financial statements.

Long-term debt consists of the following:
	September 30, 2002	December 31, 2001

11 ½% Senior Notes, due 2012	$200,000	$--
Borrowings under old credit agreement	--	286,610
Borrowings under new credit agreement	69,500	--
Borrowings payable to foreign banks	2,065	3,891
Other	3,262	840

	274,827	291,341
Less: Current portion	1,881	41,621

	$272,946	$249,720

10.	Basic earnings per share amounts were computed using weighted average shares outstanding for each respective period. Diluted earnings per share also reflects the weighted-average impact from the date of issuance of all potentially dilutive securities during the periods presented. Actual weighted average shares outstanding used in calculating basic and diluted earnings per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Basic weighted average shares outstanding	22,399	22,397	22,399	22,397
Effect of dilutive securities	294	--	233	78

Diluted weighted average shares outstanding	22,693	22,397	22,632	22,475

11.	SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”, established standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise that are evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the Chief Executive Officer.

The Company has two reportable operating segments: Vehicle Management & Power Distribution and Control Devices. These reportable operating segments were determined based on the differences in the nature of the products offered. The Vehicle Management & Power Distribution segment produces electronic instrument clusters, electronic control units, driver information systems and electrical distribution systems, primarily wiring harnesses and connectors for

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(in thousands)

electrical power and signal distribution. The Control Devices segment produces electronic and electromechanical switches, control actuation and sensors.

The accounting policies of the Company’s operating segments are the same as those described in Note 2, “Summary of Significant Accounting Policies”, of the Company’s December 31, 2001 Form 10-K. The Company evaluates the performance of its operating segments based primarily on revenues from external customers, net income and capital expenditures. Intersegment sales are accounted for on terms similar to those to third parties and are eliminated upon consolidation.

A summary of financial information by reportable operating segment is as follows:

	Three months ended September 30, 2002

	Vehicle Management & Power Distribution	Control Devices	Eliminations	Consolidated

Sales from external customers	$66,175	$92,266	$—	$158,441
Intersegment sales	3,333	473	(3,806)	—

Total net sales	$69,508	$92,739	$(3,806)	$158,441

Net income	$537	$3,661	$—	$4,198
Depreciation and amortization	$1,889	$3,233	$—	$5,122
Interest expense, net	$1,432	$7,946	$—	$9,378
Provision for income taxes	$246	$1,985	$—	$2,231

Capital expenditures	$652	$1,998	$—	$2,650

Total assets	$150,198	$456,471	$—	$606,669

	Three months ended September 30, 2001

	Vehicle Management & Power Distribution	Control Devices	Eliminations	Consolidated

Sales from external customers	$54,550	$81,811	$—	$136,361
Intersegment sales	2,416	213	(2,629)	—

Total net sales	$56,966	$82,024	$(2,629)	$136,361

Net (loss) income	$(5,539)	$3,726	$—	$(1,813)
Depreciation and amortization	$1,621	$5,291	$—	$6,912
Interest expense, net	$1,257	$5,948	$—	$7,205
(Benefit) provision for income taxes	$(2,103)	$899	$—	$(1,204)

Capital expenditures	$1,620	$7,584	$—	$9,204

Total assets	$176,852	$515,236	$—	$692,088

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(in thousands)

	Nine months ended September 30, 2002

	Vehicle Management & Power Distribution	Control Devices	Eliminations	Consolidated

Sales from external customers	$198,196	$290,033	$—	$488,229
Intersegment sales	9,434	1,195	(10,629)	—

Total net sales	$207,630	$291,228	$(10,629)	$488,229

Net loss	$(30,230)	$(23,010)	$—	$(53,240)
Depreciation and amortization	$5,854	$9,624	$—	$15,478
Interest expense, net	$4,081	$22,073	$—	$26,154
Provision for income taxes	$928	$10,526	$—	$11,454

Extraordinary loss, net of tax	$402	$3,205	$—	$3,607
Cumulative effect of accounting change, net of tax	$(31,800)	$(38,034)	$—	$(69,834)

Capital expenditures	$3,679	$6,223	$—	$9,902

Total assets	$150,198	$456,471	$—	$606,669

	Nine months ended September 30, 2001

	Vehicle Management & Power Distribution	Control Devices	Eliminations	Consolidated

Sales from external customers	$182,590	$261,871	$—	$444,461
Intersegment sales	6,850	1,823	(8,673)	—

Total net sales	$189,440	$263,694	$(8,673)	$444,461

Net (loss) income	$(11,030)	$13,814	$--	$2,784
Depreciation and amortization	$5,370	$15,626	$--	$20,996
Interest expense	$3,802	$18,771	$--	$22,573
(Benefit) provision for income taxes	$(3,626)	$4,951	$--	$1,325

Capital expenditures	$4,296	$16,600	$--	$20,896

Total assets	$176,852	$515,236	$--	$692,088

The Company primarily sells its products directly to automotive manufacturers. A substantial majority of the Company’s consolidated revenues are from four automotive manufacturing companies, which accounted for approximately 65% and 61% of the Company’s revenues for the nine months ended September 30, 2002 and 2001, respectively.

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(in thousands)

The following table presents net sales and non-current assets for each of the geographic areas in which the Company operates:

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Net Sales:
North America	$137,123	$117,126	$415,331	$381,323
Europe and other	21,318	19,235	72,898	63,138

Total	$158,441	$136,361	$488,229	$444,461

	September 30, 2002	December 31, 2001

Non-Current Assets:
North America	$347,355	$440,915
Europe and other	51,538	53,183

Total	$398,893	$494,098

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(in thousands)

12.	The senior notes and the credit facility are fully and unconditionally guaranteed, jointly and severally, by each of the Company’s existing and future domestic wholly-owned subsidiaries (Guarantor Subsidiaries). The Company’s non-U.S. subsidiaries did not guarantee the senior notes and the credit facility (Non-Guarantor Subsidiaries).

Presented below are summarized condensed consolidating financial statements of the Parent (which include certain of the Company’s operating units), the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the Company on a consolidated basis, as of September 30, 2002 and December 31, 2001, and for the three and nine months ended September 30, 2002 and 2001.

These summarized condensed consolidating financial statements are prepared on the equity method. Separate financial statements for the Guarantor Subsidiaries are not presented based on management’s determination that they do not provide additional information that is material to investors. Therefore, the Guarantor Subsidiaries are combined in the presentation below.
	September 30, 2002

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,922	$23	$9,134	$—	$29,079
Accounts receivable, net	48,964	39,738	21,498	(3,183)	107,017
Inventories, net	22,755	13,830	16,645	—	53,230
Prepaid expenses and other	(162,204)	154,752	17,470	—	10,018
Deferred income taxes	5,230	3,388	(186)	—	8,432

Total current assets	(65,333)	211,731	64,561	(3,183)	207,776

PROPERTY, PLANT AND EQUIPMENT, net	54,367	35,443	22,139	—	111,949
OTHER ASSETS:
Goodwill, net	234,701	20,591	—	—	255,292
Investments and other, net	46,215	847	904	(16,314)	31,652
Investment in subsidiaries	279,606	—	—	(279,606)	—

TOTAL ASSETS	$549,556	$268,612	$87,604	$(299,103)	$606,669

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$1,000	$—	$881	$—	$1,881
Accounts payable	23,316	18,820	12,414	(3,098)	51,452
Accrued expenses and other	30,481	10,070	16,587	(88)	57,050

Total current liabilities	54,797	28,890	29,882	(3,186)	110,383

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	270,939	—	18,319	(16,312)	272,946
Deferred income taxes	13,090	3,281	(3,438)	—	12,933
Other liabilities	417	—	(323)	—	94

Total long-term liabilities	284,446	3,281	14,558	(16,312)	285,973

SHAREHOLDERS’ EQUITY	210,313	236,441	43,164	(279,605)	210,313

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$549,556	$268,612	$87,604	$(299,103)	$606,669

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(in thousands)

      Supplemental condensed consolidating financial statements (continued):

	December 31, 2001

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$714	$29	$3,626	$—	$4,369
Accounts receivable, net	40,209	30,088	22,132	(1,411)	91,018
Inventories, net	25,334	14,988	14,182	—	54,504
Prepaid expenses and other	(142,780)	138,656	19,662	—	15,538
Deferred income taxes	4,035	3,453	(172)	—	7,316

Total current assets	(72,488)	187,214	59,430	(1,411)	172,745

PROPERTY, PLANT AND EQUIPMENT, NET	56,468	37,901	23,692	—	118,061
OTHER ASSETS:
Goodwill, net	288,325	25,292	31,775	—	345,392
Investments and other, net	42,822	1,592	752	(14,521)	30,645
Investment in subsidiaries	282,726	—	—	(282,726)	—

TOTAL ASSETS	$597,853	$251,999	$115,649	$(298,658)	$666,843

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$39,250	$—	$2,371	$—	$41,621
Accounts payable	20,360	18,712	13,133	(1,413)	50,792
Accrued expenses and other	2,025	19,600	12,308	—	33,933

Total current liabilities	61,635	38,312	27,812	(1,413)	126,346

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	246,019	—	18,220	(14,519)	249,720
Deferred income taxes	23,242	3,398	(2,288)	—	24,352
Other liabilities	7,350	—	(532)	—	6,818

Total long-term liabilities	276,611	3,398	15,400	(14,519)	280,890

SHAREHOLDERS' EQUITY	259,607	210,289	72,437	(282,726)	259,607

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$597,853	$251,999	$115,649	$(298,658)	$666,843

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(in thousands)

      Supplemental condensed consolidating financial statements (continued):

	For the three months ended September 30, 2002

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

NET SALES	$70,980	$66,801	$31,006	$(10,346)	$158,441
COSTS AND EXPENSES:
Cost of goods sold	54,933	48,844	25,411	(10,346)	118,842
Selling, general and administrative expenses	9,765	7,820	6,198	—	23,783

OPERATING INCOME	6,282	10,137	(603)	—	15,816

Interest expense, net	9,075	—	303	—	9,378
Other (income) expense, net	(378)	545	(158)	—	9
Equity earnings from subsidiaries	(5,127)	—	—	5,127	—

INCOME (LOSS) BEFORE INCOME TAXES	2,712	9,592	(748)	(5,127)	6,429

(Benefit) Provision for income taxes	(1,486)	3,357	360	—	2,231

NET INCOME (LOSS)	$4,198	$6,235	$(1,108)	$(5,127)	$4,198

	For the three months ended September 30, 2001

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

NET SALES	$61,645	$51,888	$29,120	$(6,292)	$136,361
COSTS AND EXPENSES:
Cost of goods sold	49,142	39,021	24,251	(6,292)	106,122
Selling, general and administrative expenses	14,630	7,386	3,750	—	25,766

OPERATING (LOSS) INCOME	(2,127)	5,481	1,119	—	4,473

Interest expense, net	6,943	—	262	—	7,205
Other (income) expense, net	(372)	656	1	—	285
Equity earnings from subsidiaries	(3,907)	—	—	3,907	—

(LOSS) INCOME BEFORE INCOME TAXES	(4,791)	4,825	856	(3,907)	(3,017)

(Benefit) Provision for income taxes	(2,978)	1,689	85	—	(1,204)

NET (LOSS) INCOME	$(1,813)	$3,136	771	$(3,907)	$(1,813)

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(in thousands)

      Supplemental condensed consolidating financial statements (continued):

	For the nine months ended September 30, 2002

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

NET SALES	$216,380	$197,228	$104,687	$(30,066)	$488,229
COSTS AND EXPENSES:
Cost of goods sold	165,104	142,535	83,583	(30,066)	361,156
Selling, general and administrative expenses	29,226	22,805	16,884	—	68,915

OPERATING INCOME	22,050	31,888	4,220	—	58,158

Interest expense, net	25,317	—	837	—	26,154
Other (income) expense, net	(1,124)	1,633	(160)	—	349
Equity earnings from subsidiaries	14,952	—	—	(14,952)	—

INCOME (LOSS) BEFORE INCOME TAXES	(17,095)	30,255	3,543	14,952	31,655

(Benefit) Provision for income taxes	(820)	10,589	1,685	—	11,454

INCOME BEFORE EXTRAORDINARY LOSS AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(16,275)	19,666	1,858	14,952	20,201

Extraordinary loss, net of tax	3,607	—	—	—	3,607

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(19,882)	19,666	1,858	14,952	16,594

Cumulative effect of accounting change, net of tax	(33,358)	(4,701)	(31,775)	—	(69,834)

NET (LOSS) INCOME	$(53,240)	$14,965	$(29,917)	$14,952	$(53,240)

	For the nine months ended September 30, 2001

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

NET SALES	$197,108	$171,653	$93,977	$(18,277)	$444,461
COSTS AND EXPENSES:
Cost of goods sold	154,707	126,500	76,480	(18,277)	339,410
Selling, general and administrative expenses	43,088	23,979	10,839	—	77,906

OPERATING (LOSS) INCOME	(687)	21,174	6,658	—	27,145

Interest expense, net	21,834	—	739	—	22,573
Other (income) expense, net	(1,488)	1,965	(14)	—	463
Equity earnings from subsidiaries	(17,463)	—	—	17,463	—

(LOSS) INCOME BEFORE INCOME TAXES	(3,570)	19,209	5,933	(17,463)	4,109

(Benefit) Provision for income taxes	(6,354)	6,723	956	—	1,325

NET INCOME (LOSS)	$2,784	$12,486	$4,977	$(17,463)	$2,784

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(in thousands)

      Supplemental condensed consolidating financial statements (continued):

	For the nine months ended September 30, 2002

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$24,516	$33,034	$8,647	$1,793	$67,990

INVESTING ACTIVITIES:
Capital expenditures	(4,069)	(4,123)	(1,710)	—	(9,902)
Proceeds from sale of fixed assets	222	—	76	—	298
Other	(34)	—	(398)	434	2

Net cash used for investing activities	(3,881)	(4,123)	(2,032)	434	(9,602)

FINANCING ACTIVITIES:
Proceeds from issuance of senior notes	200,000	—	—	—	200,000
Extinguishment of revolving facility	(37,641)	—	—	—	(37,641)
Extinguishment of term debt	(226,139)	—	—	—	(226,139)
Net repayments under revolving facilities	(41,082)	—	(3,595)	—	(44,677)
Proceeds from long-term debt	100,000	—	—	—	100,000
Repayments of long-term debt	19,682	(29,407)	2,304	(2,227)	(9,648)
Debt issuance costs	(10,694)	—	—	—	(10,694)
Interest rate swap termination costs	(5,274)	—	—	—	(5,274)

Net cash used for financing activities	(1,148)	(29,407)	(1,291)	(2,227)	(34,073)

Effect of exchange rate changes on cash and cash equivalents	—	—	395	—	395
Net change in cash and cash equivalents	19,487	(496)	5,719	—	24,710
Cash and cash equivalents at beginning of period	714	29	3,626	—	4,369

Cash and cash equivalents at end of period	$20,201	$(467)	$9,345	$—	$29,079

	For the nine months ended September 30, 2001

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$(720)	$28,628	$4,249	$432	$32,589

INVESTING ACTIVITIES:
Capital expenditures	(9,263)	(9,295)	(2,338)	—	(20,896)
Other	(248)	—	510	—	262

Net cash used for investing activities	(9,511)	(9,295)	(1,828)	—	(20,634)

FINANCING ACTIVITIES:
Net repayments under revolving facilities	16,411	—	1,879	—	18,290
Proceeds from long-term debt	—	—	1,381	—	1,381
Repayments of long-term debt	(4,985)	(18,956)	(7,302)	(432)	(31,675)
Debt issuance costs	(1,223)	—	—	—	(1,223)

Net cash used for financing activities	10,203	(18,956)	(4,042)	(432)	(13,227)

Effect of exchange rate changes on cash and cash equivalents	—	—	(88)	—	(88)
Net change in cash and cash equivalents	(28)	377	(1,709)	—	(1,360)
Cash and cash equivalents at beginning of period	172	109	5,313	—	5,594

Cash and cash equivalents at end of period	$144	$486	$3,604	$—	$4,234

13.	Certain prior period amounts have been reclassified to conform to their 2002 presentation in the condensed consolidated financial statements.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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

The Company believes the following are its“critical accounting polices”- those most important to the financial presentation and those that require the most difficult, subjective or complex judgements.

Revenue Recognition and Sales Commitments - The Company recognizes revenues from the sale of products, net of costs of returns and allowances, at the point of passage of title, which is generally at the time of shipment. The Company often enters into agreements with its customers at the beginning of a given vehicle’s life. Once such agreements are entered into, it is the Company’s obligation to fulfill the customers’ purchasing requirements for the entire production life of the vehicle. These agreements generally may be terminated by our customer at any time, but usually are not.

Bad Debts - The Company evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific allowance for doubtful accounts is recorded against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. Additionally, the Company reviews historical trends for collectibility in determining an estimate for its allowance for doubtful accounts. If economic circumstances change substantially, estimates of the recoverability of amounts due to the Company could be reduced by a material amount.

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

Goodwill - In connection with the adoption of SFAS 142,“Goodwill and Other Intangible Assets,”the Company discontinued the amortization of goodwill on January 1, 2002. In lieu of amortization, the new standard requires that goodwill be tested for impairment as of the date of adoption, at least annually thereafter and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. See Note 4 for more information on the Company’s application of this new accounting standard.

Results of Operations

Nine Months Ended September 30, 2002 Compared To Nine Months Ended September 30, 2001

Net Sales. Net sales for the nine months ended September 30, 2002 increased by $43.7 million, or 9.8%, to $488.2 million from $444.5 million for the corresponding period in 2001. Sales revenues for the first nine months were favorably impacted by increased North American light and commercial vehicle builds as well as new business awards.

Sales for the nine months ended September 30, 2002 in North America increased $34.0 million to $415.3 million from $381.3 million for the corresponding period in 2001. North American sales accounted for 85.1% of total sales for the first nine months of 2002 compared with 85.8% for the corresponding period in 2001. Sales for the nine months ended September 30, 2002 outside North America increased $9.8 million to $72.9 million from $63.1 million for the corresponding period in 2001. Sales outside North America accounted for 14.9% of total sales for the nine months ended September 30, 2002 compared with 14.2% for the corresponding period in 2001.

Net sales for the Vehicle Management & Power Distribution operating segment were $207.6 million for the first nine months of 2002 as compared to $189.4 million for the corresponding period in 2001. New business and increased production volumes on existing programs accounted for the increase. Net sales for the Control Devices operating segment were $291.2 million for the first nine months of 2002 as compared to $263.7 million for the corresponding period in 2001. New business and increased production volumes on existing programs accounted for the increase.

Cost of Goods Sold. Cost of goods sold for the first nine months of 2002 increased by $21.8 million, or 6.4%, to $361.2 million from $339.4 million in the first nine months of 2001. As a percentage of sales, cost of goods sold decreased to 74.0% from 76.4% for the first nine months of 2002 and 2001, respectively. The improvement as a percent of sales was primarily attributable to cost reduction programs and increased production volumes.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses decreased by $9.0 million to $68.9 million in the first nine months of 2002 from $77.9 million for the corresponding period in 2001. As a percentage of sales, SG&A expenses decreased to 14.1% for the first nine months of 2002 from 17.5% for the corresponding period in 2001. The decrease was primarily attributable to the Company’s adopting the non-amortization of goodwill provisions of SFAS 142 on January 1, 2002. Goodwill amortization expenses for the first nine months of 2001was $7.4 million. Excluding the impact of goodwill amortization expense, SG&A decreased $1.6 million, or 2.3%, in the first nine months of 2002 compared to the corresponding period in 2001, primarily as a result of the Company’s cost cutting initiatives.

Interest Expense, net. Net interest expense for the first nine months of 2002 increased by $3.6 million to $26.2 million from $22.6 million in 2001, primarily due to an increase in the effective rate of interest resulting from the debt refinancing.

Other Expense, net. Other expense, which primarily represented equity losses of unconsolidated subsidiaries, was $0.3 million and $0.5 million for the nine months ended September 30, 2002 and 2001, respectively. These losses were predominately the result of foreign currency fluctuations.

Income Before Income Taxes. As a result of the foregoing, income before income tax increased by $27.6 million for the first nine months of 2002 to $31.7 million from $4.1million in 2001.

Provision for Income Taxes. The Company recognized provisions for income taxes of $11.5 million and $1.3 million for federal, state and foreign income taxes for the first nine months of 2002 and 2001, respectively.

Income Before Extraordinary Loss and Cumulative Effect of Accounting Change. As a result of the foregoing, income before extraordinary loss and cumulative effect of accounting change increased by $17.4 million to $20.2 million for the first nine months of 2002 from $2.8 million in 2001.

Income before extraordinary loss and cumulative effect of accounting change for the Vehicle Management & Power Distribution operating segment was $2.0 million for the first nine months of 2002 as compared to a net loss of $11.0 million for the corresponding period in 2001. The increase in net income was primarily due to ongoing cost reduction programs and increased production volumes. Income before extraordinary loss and cumulative effect of accounting change for the Control Devices operating segments was $18.2 million for the first nine months of 2002 as compared to $13.8 million for the corresponding period in 2001. The increase was primarily due to ongoing cost reduction programs and increased production volumes.

Extraordinary Loss, net of tax. The Company recognized a net of tax loss of $3.6 million during the first nine months of 2002 in connection with the early extinguishment of debt related to the Company’s debt refinancing.

Cumulative Effect of Accounting Change, net of tax. In accordance with the transition provisions of SFAS 142, the Company completed the two-step transitional goodwill impairment analysis. As a result, the Company recorded as a cumulative effect of accounting change, a non-cash charge of $69.8 million, net of tax, to write off a portion of the carrying value of goodwill.

Three Months Ended September 30, 2002 Compared To Three Months Ended September 30, 2001

Net Sales. Net sales for the quarter ended September 30, 2002 increased by $22.1 million, or 16.2%, to $158.4 million from $136.4 million for the corresponding period in 2001. Sales revenues for the third quarter ended September 30, 2002 were favorably impacted by increased North American light and commercial vehicle production as well as new business awards.

Sales for the quarter ended September 30, 2002 in North America increased $20.0 million to $137.1 million from $117.1 million for the corresponding period in 2001. North American sales accounted for 86.5% of total sales for the third quarter ended September 30, 2002 compared with 85.9% for the corresponding period in 2001. Sales for the third quarter of 2002 outside North America increased by $2.1 million to $21.3 million from $19.2 million for the corresponding period in 2001. Sales outside North America accounted for 13.5% of total sales for the third quarter of 2002 compared with 14.1% for the corresponding period in 2001.

Net sales for the Vehicle Management & Power Distribution operating segment were $69.5 million for the third quarter of 2002 as compared to $57.0 million for the corresponding period in 2001. New business and increased production volumes on existing programs accounted for the increase. Net sales for the Control Devices operating segment were $92.7 million for the third quarter of 2002 as compared to $82.0 million for the corresponding period in 2001. New business and increased production volumes on existing programs accounted for the increase.

Cost of Goods Sold. Cost of goods sold for the quarter ended September 30, 2002 increased by $12.7 million, or 12.0%, to $118.8 million from $106.1 million for the corresponding period in 2001. As a percentage of sales, cost of goods sold decreased to 75.0% from 77.8% for the third quarter of 2002 and 2001, respectively. The improvement as a percent of sales was primarily attributable to ongoing cost reduction programs and increased production volumes.

Selling, General and Administrative Expenses . SG&A expenses decreased by $2.0 million to $23.8 million in the third quarter of 2002 from $25.8 for the corresponding period in 2001. As a percentage of sales, SG&A expenses decreased to 15.0% for the third quarter of 2002 from 18.9% for the corresponding period in 2001. The decrease was primarily attributable to the Company’s adopting the non-amortization of goodwill provisions of SFAS 142 on January 1, 2002. Goodwill amortization expense for the third quarter of 2001 was $2.5 million. Excluding the impact of goodwill amortization expense, SG&A increased by $0.5 million, or 2.1%, in the third quarter of 2002.

Interest Expense, net. Net interest expense for the third quarter of 2002 increased by $2.2 million to $9.4 million from $7.2 million in the corresponding period of 2001. The increase was primarily attributable to an increase in the effective rate of interest resulting from the debt refinancing.

Other Expense, net. Other expense, which primarily represented equity losses of unconsolidated subsidiaries, was $0.3 million for the third quarter of 2001 and was predominately the result of foreign currency fluctuations.

Income (Loss) Before Income Taxes. As a result of the foregoing, income (loss) before income taxes increased to income of $6.4 million from a loss of $3.0 million for the third quarter of 2002 and 2001, respectively.

Provision (Benefit) for Income Taxes. The Company recognized a provision for income taxes of $2.2 and a benefit for income taxes of $1.2 million for federal, state and foreign income taxes for the third quarter of 2002 and 2001, respectively.

Net Income (Loss). As a result of the foregoing, net income increased by $6.0 million to $4.2 million of income for the third quarter of 2002 from a $1.8 million loss for the corresponding period in 2001.

Net income was $0.5 million for the Vehicle Management & Power Distribution operating segment for the third quarter of 2002, as compared to a net loss of $5.5 million for the corresponding period in 2001. The increase in net income was primarily due to ongoing cost reduction programs and increased production volumes. Net income for the Control Devices operating segment remained steady at $3.7 million for the third quarter of 2002 and 2001.

Liquidity and Capital Resources

          Net cash provided by operating activities was $68.0 million and $32.6 million for the nine months ended September 30, 2002 and 2001, respectively. The increase in operating cash flow was primarily attributable to lower working investment and higher operating income.

          Net cash used by investing activities was $9.6 million and $20.6 million for the nine months ended September 30, 2002 and 2001, respectively, and primarily related to capital expenditures. Lower capital expenditures were the predominant factor behind the reduction.

          Net cash used by financing activities was $34.1 million and $13.2 million for the nine months ended September 30, 2002 and 2001, respectively. The $20.9 million increase was due to higher debt repayment rates and debt issuance costs associated with our debt refinancing. In the third quarter of 2002, the Company prepaid $30.0 million of its $100.0 million term debt.

          The Company has a new $200.0 million credit agreement (of which $69.5 million was outstanding at September 30, 2002) with a bank group. The credit agreement has the following components: a $100.0 million revolving facility (of which $97.8 million is currently available) including a $10.0 million swing line facility, and a $100.0 million term facility. The revolving facility expires on April 30, 2007 and requires a commitment fee of 0.375% to 0.500% on the unused balance as well as a utilization fee of 0.125% to 0.250% when the unutilized balance equals or exceeds 50.0% of the total revolving commitment. The revolving facility permits the Company to borrow up to half its borrowings in specified foreign currencies. Interest is payable quarterly at either (i) the prime rate plus a margin of 0.50% to 1.50% or (ii) LIBOR plus a margin of 2.00% to 3.00%, depending upon the Company’s ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA), as defined. Interest on the swing line facility is payable monthly at the same rate as the revolving facility. The term facility expires on April 30, 2008. Interest is payable quarterly at either (i) the prime rate plus 1.75% or (ii) LIBOR plus 3.25%. The Company has the right to prepay any of the above mentioned loans, in whole or in part, without premium or penalty. As mentioned above, during the third quarter of 2002, the Company prepaid $30.0 million of the term facility. The Company was in compliance with its covenants as of September 30, 2002.

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

          The following table summarizes the Company’s cash outflows resulting from financial contracts and commitments:

		Less than	1 - 3	4 - 5	After 5
Contractual Obligations:	Total	1 year	years	years	years

Long-Term Debt	$273,114	$ 890	$6,034	$2,190	$264,000
Capital Lease Obligations	1,713	991	722	--	--
Operating Leases	10,688	3,262	5,831	828	767

Total Contractual Cash
Obligations	$285,515	$5,143	$12,587	$3,018	$264,767

          Management believes that cash flows from operations and the availability of funds from the Company’s credit facilities and senior notes will provide sufficient liquidity to meet the Company’s growth and operating needs.

Inflation and International Presence

          Management believes that the Company’s operations have not been adversely affected by inflation. By operating internationally, the Company is affected by the economic conditions of certain countries. Based on the current economic conditions in these countries, management believes they are not significantly exposed to adverse economic conditions.

Forward-Looking Statements

     Portions of this report may “contain;forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, the Company’s (i) future product and facility expansion, (ii) acquisition strategy, (iii) investments and new product development, and (iv) growth opportunities related to awarded business. Forward-looking statements may be identified by the words“will,” “may,” “designed to,” “believes,” “plans,” “expects,” “continue,” and similar expressions. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other factors:

•	the loss of a major customer;
•	a decline in automotive, medium- and heavy-duty truck or agricultural vehicle production;
•	the failure to achieve successful integration of any acquired company or business;
•	a decline in general economic conditions in any of the various countries in which the Company operates;
•	labor disruptions at our facilities or at any of our significant customers or suppliers;
•	the ability of our suppliers to supply us with parts and components at competitive prices on a timely basis;
•	our significant amount of debt and the restrictive covenants contained in our credit facility;
•	customer acceptance of new products;
•	capital availability or costs, including changes in interest rates or market perceptions of the Company;
•	changes by the Financial Accounting Standards Board or the Securities and Exchange Commission of authoritative generally accepted accounting principles or policies;
•	the impact of laws and regulations, including environmental laws and regulations; and
•	the occurrence or non-occurrence of circumstances beyond our control.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          The Company is exposed to certain market risks, primarily resulting from the effects of changes in interest rates. To reduce exposures to market risks resulting from fluctuations in interest rates, the Company uses a combination of variable and fixed rate debt. At September 30, 2002, approximately 26.0% of the Company’s debt was variable rate debt. The Company believes that a 1.0% increase or decrease in the interest rate on variable rate debt could affect annual interest expense by approximately $0.7 million.

          The Company’s risks related to commodity price and foreign currency exchange risks have historically not been material. The Company does not expect the effects of these risks to be material in the future based on current operating and economic conditions in the countries and markets in which it operates. Therefore, a 10.0% change in the value of the U.S. dollar would not significantly affect the Company’s financial position.

ITEM 4.   CONTROLS AND PROCEDURES

          As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In the ordinary course of business, the Company is involved in various legal proceedings, workers’ compensation and product liability disputes.  The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of operations or the financial position of the Company.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

             None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

             None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None.

ITEM 5.     OTHER INFORMATION

             None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

None.

(b)	Reports on Forms 8-K

	1.	On August 14, 2002, the Company filed a Current Report on Form 8-K reporting the Chief Executive Officer and Chief Financial Officer’s certification of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STONERIDGE, INC.

Date: November 14, 2002	/s/ Cloyd J. Abruzzo

Cloyd J. Abruzzo
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2002	/s/ Kevin P. Bagby

Kevin P. Bagby
Vice President and Chief Financial Officer
(Principal Financial and Chief
Accounting Officer)

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES–OXLEY ACT OF 2002

I, Cloyd J. Abruzzo, President and Chief Executive Officer, of Stoneridge, Inc. (the “Company”), certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of the Company;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

(4)	The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

(5)	The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors:

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

(6)	The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ Cloyd J. Abruzzo

Cloyd J. Abruzzo, President and Chief Executive Officer
November 14, 2002

I, Kevin P. Bagby, Vice-President and Chief Financial Officer, of Stoneridge, Inc. (the “Company”), certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of the Company;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

(4)	The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

(d) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(e) evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

(5)	The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors:

(c) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

(d) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

(6)	The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ Kevin P. Bagby

Kevin P. Bagby, Vice-President and Chief Financial Officer
November 14, 2002