Form 10-K
period 2002-12-31
STONERIDGE INC
filed 2003-03-28
CIK 1043337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2002	Commission file number 001-13337

STONERIDGE, INC.

(Exact Name of Registrant as Specified in Its Charter)

Ohio	34-1598949

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9400 East Market Street, Warren, Ohio	44484

(Address of Principal Executive Offices)	(Zip Code)

(330) 856-2443

Registrant’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Exchange on Which Registered

Common Shares, without par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒ No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☒

The aggregate market value of the Common Shares held by non-affiliates of the registrant based on the closing price as of June 28, 2002 was $249.8 million.

The number of Common Shares, without par value, outstanding as of March 21, 2003 was 22,401,311.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2003, into Part III, Items 10, 11, 12 and 13.

INDEX

STONERIDGE, INC. – FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2002

Forward-Looking Statements

     Portions of this report may contain “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, the Company’s (i) future product and facility expansion, (ii) acquisition strategy, (iii) investments and new product development, and (iv) growth opportunities related to awarded business.  Forward-looking statements may be identified by the words “will,” “may,” “designed to,” “believes,” “plans,” “expects,” “continue,” and similar expressions.  The forward-looking statements in this report are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other factors:

•	the loss of a major customer;
•	a decline in automotive, medium- and heavy-duty truck or agricultural and off-highway vehicle production;
•	a decline in general economic conditions in any of the various countries in which the Company operates;
•	labor disruptions at the Company’s facilities or at any of the Company’s significant customers or suppliers;
•	the ability of the Company’s suppliers to supply it with parts and components at competitive prices on a timely basis;
•	the significant amount of debt and the restrictive covenants contained in the Company’s credit facility;
•	customer acceptance of new products;
•	capital availability or costs, including changes in interest rates or market perceptions of the Company;
•	changes by the Financial Accounting Standards Board or the Securities and Exchange Commission of authoritative generally accepted accounting principles or policies;
•	the impact of laws and regulations, including environmental laws and regulations; and
•	the occurrence or non-occurrence of circumstances beyond the Company’s control.

PART I.

ITEM 1.     BUSINESS

The Company

          Founded in 1965, the Company is a leading, technology driven, independent designer and manufacturer of highly engineered electrical and electronic components, modules and systems for the automotive, medium- and heavy-duty truck, agricultural and off-highway vehicle markets.  Our custom-engineered products are predominantly sold on a sole-source basis and consist of application-specific control devices, sensors, vehicle management electronics and power and signal distribution systems.  These products comprise the elements of every vehicle’s electrical system, and individually interface with a vehicle’s mechanical and electrical systems to (i) activate equipment and accessories, (ii) display and monitor vehicle performance and (iii) control and distribute electrical power and signals.  Our products improve the performance, safety, convenience and environmental monitoring capabilities of our customers’ vehicles.  As such, the growth in many of the product areas in which we compete is driven by the increasing consumer desire for safety, security and convenience coupled with the need for original equipment manufacturers (“OEM”) to meet safety requirements in addition to the general trend of increased electrical and electronic content per vehicle.  Our technology and our partnership-oriented approach to product design and development enables us to develop next-generation products and be a leader in the transition from mechanical-based components and systems to electrical and electronic components, modules and systems.

Products

          The Company conducts its business in two operating segments: Vehicle Management & Power Distribution and Control Devices. The core products of the Vehicle Management & Power Distribution operating segment include vehicle electrical power and distribution systems and electronic instrumentation and information display products. The core products of the Control Devices operating segment include electronic and electrical switch products, actuator products and sensor products.   The Company designs and manufactures the following vehicle parts:

Vehicle Management & Power Distribution. The Vehicle Management & Power Distribution operating segment produces electronic instrument clusters, electronic control units, driver information systems, and electrical distribution systems, primarily wiring harnesses and connectors for electrical power and signal distribution.  These products collect, store and display vehicle information such as speed, pressure, maintenance data, trip information, operator performance, temperature, distance traveled and driver messages related to vehicle performance.  In addition, power distribution systems regulate, coordinate and direct the operation of the entire electrical system within a vehicle compartment.  These products use state-of-the-art hardware, software and multiplexing technology and are sold principally to the medium- and heavy-duty truck, agricultural and off-highway vehicle markets.

Control Devices. The Control Devices operating segment produces products that monitor, measure or activate a specific function within the vehicle.  Product lines included within the Control Devices segment are sensors, switches, actuators as well as other electronic products.  Sensor products are employed in most major vehicle systems, including the emissions, safety, powertrain, braking, climate control, steering and suspension systems.  Switches transmit a signal that activates specific functions.  Hidden switches are not typically seen by vehicle passengers, but are used to activate or deactivate selected functions.  Customer activated switches are used by a vehicle’s operator or passengers to manually activate headlights, rear defrosters and other accessories.  In addition, the Company designs and manufactures electromechanical actuator products that enable users to deploy power functions in a vehicle and can be designed to integrate switching and control functions.  The Company sells these products principally to the automotive market.

See Note 11 to the Company’s consolidated financial statements for more information on the Company’s operating segments.

Production Materials

          The principal production materials used in both operating segments of the Company’s manufacturing processes include: wire, cable, plastics, printed circuit boards, metal stamping and certain electrical components such as microprocessors, memories, resistors, capacitors, fuses, relays and connectors.  The Company typically purchases such materials pursuant to annual contracts.  Such materials are readily available from multiple sources, but the Company generally establishes collaborative relationships with a qualified supplier for each of its key production materials in order to lower costs and enhance service and quality.

Patents and Intellectual Property

          Both of the Company’s operating segments maintain and have pending various U.S. and foreign patents and other rights to intellectual property relating to its business, which the Company believes are appropriate to protect the Company’s interests in existing products, new inventions, manufacturing processes and product developments. The Company does not believe any single patent is material to its business, nor would the expiration or invalidity of any patent have a material adverse effect on its business or its ability to compete. The Company is not currently engaged in any material infringement litigation, nor are there any material infringement claims pending by or against the Company.

Industry Cyclicality and Seasonality

          The markets for both operating segments of the Company’s products have historically been cyclical. Because the Company’s products are used principally in the production of vehicles for the automotive, medium- and heavy-duty truck, agricultural and off-highway vehicle markets, its sales, and therefore its results of operations, are significantly dependent on the general state of the economy and other factors which affect these markets. A decline in automotive, medium- and heavy-duty truck, agricultural and off-highway vehicle production of the Company’s principal customers could adversely impact the Company. Approximately 57%, 58% and 62% of the Company’s net sales in 2002, 2001 and 2000, respectively, were made to the automotive market. Approximately 43%, 42% and 38% of the Company’s net sales in 2002, 2001 and 2000, respectively, were derived from the medium- and heavy-duty truck, agricultural and off-highway vehicle markets.

          The Company typically experiences decreased sales during the third calendar quarter of each year due to the impact of scheduled OEM plant shutdowns in July for vacations and new model changeovers. The fourth quarter is similarly impacted by plant shutdowns for the holidays.

Reliance on Major Customers

          The Company is dependent on a small number of principal customers for a significant percentage of its sales. The loss of any significant portion of its sales to these customers or the loss of a significant customer would have a material adverse impact on the financial condition and results of operations of the Company.   The Company supplies numerous different parts to each of its principal customers.  The contracts the Company has entered into with many of its customers provide for supplying the customers’ requirements for a particular model, rather than for manufacturing a specific quantity of products. Such contracts range from one year to the life of the model, which is generally three to seven years. Therefore, the loss of a contract for a major model or a significant decrease in demand for certain key models or group of related models sold by any of the Company’s major customers could have a material adverse impact on the Company. The Company may also enter into contracts to supply parts, the introduction of which may then be delayed or not used at all.  The Company also competes to supply products for successor models and is subject to the risk that the customer will not select the Company to produce products on any such model, which could have a material adverse impact on the financial condition and results of operations of the Company.

          The following table presents the Company’s major customers, as a percentage of net sales, for the years ended December 31, 2002, 2001 and 2000:

	Year Ended December 31,

	2002	2001	2000

Customer:
Daimler-Chrysler	13%	14%	17%
Navistar	13	12	8
Ford	10	12	12
General Motors	10	13	16
Deere	6	5	7
Volvo	6	6	6
Other	42	38	34

Total	100%	100%	100%

Backlog

          The majority of the Company’s products are not on a backlog status. They are produced from readily available materials and have a relatively short manufacturing cycle. Each production facility of the Company maintains its own inventories and production schedules.  Production capacity is adequate to handle current requirements and will be expanded to handle increased growth where needed.

Competition

          Markets for the Company’s products in both operating segments are highly competitive. The Company competes on the basis of quality, service, price, timely delivery and technological innovation. The Company competes for new business both at the beginning of the development of new models and upon the redesign of existing models. New model development generally begins two to five years before the marketing of such models to the public. Once a supplier has been selected to provide parts for a new program, an OEM usually will continue to purchase those parts from the selected supplier for the life of the program, although not necessarily for any model redesigns.

          Our diversity in products creates a wide range of competitors, which vary depending on both market and geographic location.  The Company competes successfully based on its strong customer relations and a fast and flexible organization that develops technically effective solutions at or below target price.

Product Development

          Research and development within the Company is largely product development oriented and consists primarily of applying known technologies to customer generated problems and situations.  The Company works closely with its customers to creatively solve problems using innovative technologies.  The vast majority of the Company’s development expenses are related to customer sponsored programs where the Company is involved in designing custom-engineered solutions for specific applications or for next generation technology.  To further the Company’s vehicle platform penetration, it has also developed collaborative relationships with the design and engineering departments of its key customers.  These collaborative efforts have resulted in the development of new and complimentary products and the enhancement of existing products.

          Development work at the Company is largely performed on a decentralized basis.  The Company has engineering and product development departments located at a majority of its manufacturing facilities.  To ensure knowledge sharing among decentralized development efforts, the Company has instituted a number of mechanisms and practices whereby innovation and best practices can be shared.  The decentralized product development operations are complimented by larger technology groups in Stockholm, Sweden and Canton, Massachusetts.

          The Company uses efficient and quality oriented work processes to address its customers’ high standards.  The Company’s product development technical resources include a full compliment of computer-aided design and engineering (“CAD/CAE”) software systems, including (i) virtual three-dimensional modeling, (ii) functional simulation and analyses capabilities and (iii) data links for rapid prototyping.  These CAD/CAE systems enable the Company to expedite product design and the manufacturing process to shorten the development time and ultimately time to market.

          The Company is further strengthening its electrical engineering competencies through investment in equipment such as (i) automotive Electro-Magnetic Compliance test chambers, (ii) programmable automotive and commercial vehicle transient generators, (iii) circuit simulators and (iv) other environmental test equipment.  Additional investment in product machining equipment has allowed the Company to fabricate new product samples in a fraction of the time required historically.  The Company’s product development and validation efforts are supported by full service, on-site test labs at most manufacturing facilities, thus enabling its cross-functional engineering teams to optimize the product, process and system performance before tooling initiation.

          The Company has invested, and will continue to invest in technology to develop new products for its customers.  Research and development costs incurred in connection with the development of new products and manufacturing methods, to the extent not recoverable from the customer, are charged to selling, general and administrative expenses, as incurred.  Such costs amounted to approximately $25.3 million, $27.0 million and $26.8 million for 2002, 2001 and 2000, respectively, or 4.0%, 4.6% and 4.0% of net sales for these periods.

Environmental and Other Regulations

          The Company’s operations are subject to various federal, state, local and foreign laws and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. The Company believes that its business, operations and facilities have been and are being operated in compliance, in all material respects, with applicable environmental and health and safety laws and regulations, many of which provide for substantial fines and criminal sanctions for violations.

Employees

          As of December 31, 2002, the Company had approximately 5,500 employees, approximately 1,600 of whom were salaried and the balance of whom were paid on an hourly basis. Except for certain employees located in Chihuahua, Mexico, Orebro and Stockholm, Sweden, and Dundee, Scotland, the Company’s employees are not represented by a union. The Company believes that its relations with its employees are good.

Executive Officers of the Registrant

          The executive officers of the Company are as follows:

Name	Age	Position

D.M. Draime	69	Chairman of the Board of Directors and Assistant Secretary
Cloyd J. Abruzzo	52	President, Chief Executive Officer, Assistant Treasurer and Director
Kevin P. Bagby	51	Vice President, Chief Financial Officer and Treasurer
Sten Forseke	43	Vice President of the Company and President of Stoneridge Electronics (formerly Berifors AB)
Gerald V. Pisani	62	Vice President of the Company and President of Stoneridge Engineered Products Group
Thomas A. Beaver	49	Vice President of Sales and Marketing
Michael J. Bagby	60	Vice President and General Manager of Alphabet Group
Avery S. Cohen	66	Secretary and Director

          D.M. Draime, Chairman of the Board of Directors and Assistant Secretary.  Mr. Draime, founder of the Company, has served as Chairman of the Board of Directors of the Company and its predecessors since 1965.

          Cloyd J. Abruzzo, President, Chief Executive Officer, Assistant Treasurer and Director.  Mr. Abruzzo has served as President and Chief Executive Officer of the Company or its predecessor since June 1993 and as a Director of the Company since 1990.  From 1984 to June 1993, Mr. Abruzzo was the Vice President and Chief Financial Officer of the Company or its predecessor.  Mr. Abruzzo serves as a Director of Second National Bank of Warren.

          Kevin P. Bagby, Vice President, Chief Financial Officer and Treasurer.  Mr. Bagby has served as Vice President of the Company, Chief Financial Officer and Treasurer since joining the Company in July 1995.

          Sten Forseke, Vice President of the Company and President of Stoneridge Electronics (formerly Berifors AB).   Mr. Forseke, a co-founder of Berifors AB, has served as Vice President of the Company since the acquisition of Berifors AB in 1997, Managing Director of Berifors AB from 1988 to 2002 and is currently serving as President of Stoneridge Electronics (formerly Berifors AB).

          Gerald V. Pisani, Vice President of the Company and President of Stoneridge Engineered Products Group.  Mr. Pisani has served as Vice President of the Company since 1989 and President of the Stoneridge Engineered Products Group since 1985.

          Thomas A. Beaver, Vice President of Sales and Marketing.  Mr. Beaver has served as Vice President of Sales and Systems Engineering of the Stoneridge Engineered Products Group from February 1995 to December 1999 and Vice President of Sales and Marketing since January 2000.

          Michael J. Bagby, Vice President and General Manager of Alphabet Group.  Mr. Bagby has served as Vice President of the Alphabet Group since March 1990 and Vice President and General Manager of the Alphabet Group since January 2000.

          Avery S. Cohen, Secretary and Director.  Mr. Cohen has served as Secretary and a Director of the Company since 1988.  Mr. Cohen is a partner in Baker & Hostetler LLP, a law firm which has served as general outside counsel for the Company since 1993 and is expected to continue to do so in the future.

Available Information

          The Company makes available, free of charge through its web site (www.stoneridge.com), its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, and other filings with the Securities and Exchange Commission (“SEC”), as soon as reasonably practicable after they are filed with the SEC.

ITEM 2.     PROPERTIES

          The Company currently owns or leases 16 manufacturing facilities, which together contain approximately 1.6 million square feet of manufacturing space. The following table provides information regarding the Company’s facilities:

Location	Use	Owned/ Leased Status	Square Footage

Boston, Massachusetts	Manufacturing / Division Office	Owned	166,100
Canton, Massachusetts	Manufacturing / Division Office	Owned	126,500
El Paso, Texas	Manufacturing	Leased	80,000
Lexington, Ohio	Manufacturing / Division Office	Owned	155,000
Mansfield, Ohio	Tool & Die	Owned	4,000
Mebane, North Carolina	Manufacturing	Leased	32,000
Novi, Michigan	Sales / Engineering Office	Leased	9,400
Orwell, Ohio	Manufacturing	Owned	72,000
Portland, Indiana	Manufacturing	Owned	196,000
Sarasota, Florida	Manufacturing / Division Office	Owned	125,000
Warren, Ohio	Corporate Office	Owned	7,500
Warren, Ohio	Division Office	Leased	24,570
Cheltenham, England	Manufacturing	Leased	39,983
Dundee, Scotland	Manufacturing	Owned	148,500
Frankfurt, Germany	Sales / Engineering Office	Leased	100
Madrid, Spain	Sales / Warehouse	Leased	14,370
Munich, Germany	Sales / Engineering Office	Leased	1,000
Northampton, England	Manufacturing	Owned	40,667
Orebro, Sweden	Manufacturing	Leased	56,000
Paris, France	Sales Office	Leased	2,799
Stockholm, Sweden	Engineering / Division Office	Leased	16,100
Stuttgart, Germany	Sales / Engineering Office	Leased	1,000
Tallinn, Estonia	Manufacturing	Leased	5,380
Chihuahua, Mexico	Manufacturing	Owned	133,000
Indaiatuba, Brazil	Manufacturing	Leased	27,000
Juarez, Mexico	Manufacturing / Division Office	Owned	178,000
Sao Paulo, Brazil	Sales / Engineering Office	Leased	200

ITEM 3.     LEGAL PROCEEDINGS

          There is no pending litigation which management believes will have a material adverse impact upon the Company. The Company is subject to the risk of exposure to product liability claims in the event that the failure of any of its products causes personal injury or death to users of the Company’s products and there can be no assurance that the Company will not experience any material product liability losses in the future.  In addition, if any of the Company’s products proves to be defective, the Company may be required to participate in a government-imposed or OEM-instituted recall involving such products. The Company maintains insurance against such liability claims.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II.

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

          On March 21, 2003, the Company had 22,401,311 Common Shares without par value, issued and outstanding, which were owned by 130 shareholders of record, including Common Shares held in “streetname” by nominees who are record holders and approximately 1,200 beneficial owners.

          The Company has not historically paid or declared dividends, which are restricted under both the senior notes and the credit agreement, on its Common Shares.  The Company may only pay cash dividends in the future if immediately prior to and immediately after the payment is made no event of default has occurred, the Company remains in compliance with certain leverage ratio requirements, and the amount paid does not exceed 5% of the Company’s excess cash flow for the preceding fiscal year.  The Company currently intends to retain earnings for acquisitions, working capital, capital expenditures, general corporate purposes and reduction in outstanding indebtedness.  Accordingly, the Company does not expect to pay cash dividends in the foreseeable future.

          High and low sales prices (as reported on the New York Stock Exchange “NYSE” composite tape) for the Company’s Common Shares for each quarter during 2002 and 2001 are as follows:

Quarter Ended		High	Low

2002	March 31	11.40	7.51
	June 30	19.30	9.85
	September 30	19.02	15.15
	December 31	17.15	7.05

2001	March 31	9.15	4.75
	June 30	12.00	6.75
	September 30	11.60	7.00
	December 31	9.10	5.40

          The Company’s Common Shares are traded on the NYSE under the symbol SRI.

          In October 1997, the Company adopted a Long-Term Incentive Plan for its employees and in May 2002, the Company adopted a Director Share Option Plan for its directors.  Both plans were approved by the Company’s shareholders.  Equity compensation plan information, as of December 31, 2002, is as follows:

	Number of securities to be issued upon the exercise of outstanding stock options	Weighted-average exercise price of outstanding stock options	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by shareholders	1,230,000	$10.96	1,770,000
Equity compensation plans not approved by shareholders	—	$—	—

ITEM 6.     SELECTED FINANCIAL DATA

          The following table sets forth selected historical financial data for the Company and should be read in conjunction with the consolidated financial statements and notes related thereto and other financial information included elsewhere herein.  The selected historical data was derived from the Company’s consolidated financial statements.

	Years ended December 31,

	2002	2001	2000	1999	1998

	(in thousands, except per share data)
Statement of Operations Data:
Net sales:
Vehicle Management & Power Distribution	$273,804	$245,881	$263,022	$285,381	$323,331
Control Devices	376,896	349,510	413,830	399,066	188,409
Eliminations	(14,193)	(10,923)	(9,660)	(9,226)	(7,919)

Consolidated	$636,507	$584,468	$667,192	$675,221	$503,821
Gross profit (A)	165,319	135,082	171,112	187,872	124,239
Operating income	73,187	35,495	75,166	97,305	56,722
Income before income taxes, extraordinary loss and cumulative effect of accounting change	38,089	3,896	46,794	67,022	56,036
Income before extraordinary loss and cumulative effect of accounting change	24,663	2,946	32,709	41,172	33,400
Net (loss) income: (B)
Vehicle Management & Power Distribution	$(29,470)	$(11,879)	$(5,889)	$5,572	$12,683
Control Devices	(19,308)	14,825	38,598	35,600	20,717

Consolidated	$(48,778)	$2,946	$32,709	$41,172	$33,400

Basic net (loss) income per share	$(2.18)	$0.13	$1.46	$1.84	$1.49

Diluted net (loss) income per share	$(2.16)	$0.13	$1.46	$1.84	$1.49

Other Data:
Product development expenses	$25,332	$26,996	$26,750	$21,976	$17,418
Capital expenditures	14,656	23,968	28,720	17,589	10,919
Depreciation and amortization (C)	21,900	28,844	28,026	27,850	14,422
Balance Sheet Data:
Working capital	$85,462	$46,399	$80,069	$77,112	$42,184
Total assets	571,127	670,933	696,995	698,309	638,116
Long-term debt, less current portion	248,918	249,720	296,079	331,898	322,724
Shareholders’ equity	215,902	259,607	262,186	231,628	190,542

(A)   Gross profit represents net sales less cost of goods sold.

(B)   In accordance with the transition provisions of SFAS 142, the Company determined through a two-step impairment assessment that the carrying value of the Company’s goodwill exceeded its fair value. Therefore, the Company recorded, effective January 1, 2002, an after-tax impairment charge of $69,834 as a cumulative effect of accounting change.  See Note 2 to the Company’s consolidated financial statements for more information.

During the second quarter of 2002, the Company recognized a net of tax extraordinary loss of $3,607, as the result of an early extinguishment of debt.  See Note 4 to the Company’s consolidated financial statements for more information.

(C)   These amounts represent depreciation and amortization on fixed and intangible assets.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

          On an ongoing basis, the Company evaluates estimates and assumptions used in its financial statements. The Company bases its estimates used on historical experience and on various other factors that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from these estimates.

          The Company believes the following are its “critical accounting policies” – those most important to the financial presentation and those that require the most difficult, subjective or complex judgments.

          Revenue Recognition and Sales Commitments – The Company recognizes revenues from the sale of products, net of actual and estimated returns of products sold based on authorized returns and historical trends in sales returns, at the point of passage of title, which is generally at the time of shipment.  The Company often enters into agreements with its customers at the beginning of a given vehicle’s life.  Once such agreements are entered into, it is the Company’s obligation to fulfill the customers’ purchasing requirements for the entire production life of the vehicle.  These agreements generally may be terminated by our customers at any time, but usually are not.

          Bad Debts – The Company evaluates the collectibility of accounts receivable based on a combination of factors.  In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific allowance for doubtful accounts is recorded against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected.  Additionally, the Company reviews historical trends for collectibility in determining an estimate for its allowance for doubtful accounts.  If economic circumstances change substantially, estimates of the recoverability of amounts due to the Company could be reduced by a material amount.

          Inventory – Inventories are valued at the lower of cost or market.  Cost is determined by the last-in, first-out (LIFO) method for U.S. inventories and by the first-in, first-out (FIFO) method for non-U.S. inventories.  Where appropriate, standard cost systems are utilized for purposes of determining cost; the standards are adjusted as necessary to ensure they approximate actual costs.  Estimates of the lower of cost or market value of inventory are determined based upon current economic conditions, historical sales quantities and patterns and, in some cases, the specific risk of loss on specifically identified inventories.

          Goodwill – In connection with the adoption of SFAS 142, “Goodwill and Other Intangible Assets,” the Company discontinued its amortization of goodwill on January 1, 2002.  In lieu of amortization, the new standard requires that goodwill be tested for impairment as of the date of adoption, at least annually thereafter and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  See Note 2 to the Company’s consolidated financial statements for more information on the Company’s application of this new accounting standard.

Results of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

          Net Sales.  Net sales for the year ended December 31, 2002 increased $52.0 million, or 8.9%, to $636.5 million from $584.5 million in 2001.  Sales revenues in 2002 were favorably impacted by increased North American light and commercial vehicle builds as well as new product launches.

          Sales for the year ended December 31, 2002 for North America increased by $36.8 million to $534.8 million from $498.0 million in 2001.North American sales accounted for 84.0% of total sales in 2002 compared with 85.2% in 2001.

Sales in 2002 outside North America increased by $15.2 million to $101.7 million from $86.5 million in 2001.  Sales outside North America accounted for 16.0% of total sales in 2002 compared with 14.8% in 2001.

          Net sales for the Vehicle Management & Power Distribution operating segment were $273.8 million for the year ended December 31, 2002 as compared to $245.9 million for the corresponding period in 2001.  Increased production volumes on existing programs and increased content per vehicle accounted for the change in sales.  Net sales for the Control Devices operating segment were $376.9 million for the year ended December 31, 2002 as compared to $349.5 million for the corresponding period in 2001, reflecting higher production volumes in the Company’s end markets and an incremental increase in revenue due to new product launches.

          Cost of Goods Sold.  Cost of goods sold for the year ended December 31, 2002 increased by $21.8 million, or 4.9%, to $471.2 million from $449.4 million in 2001.  As a percentage of sales, cost of goods sold decreased to 74.0% in 2002 from 76.9% in 2001. The improvement as a percent of sales was primarily attributable to increased production volumes and improved operating leverage as a result of cost reduction initiatives, including Six Sigma, lean manufacturing and improved productivity, partially offset by pricing pressures.

          Selling, General and Administrative Expenses.  Selling, general and administrative (SG&A) expenses, including product development, decreased by $7.5 million to $92.1 million for the year ended December 31, 2002 from $99.6 million in 2001.  As a percentage of sales, SG&A expenses decreased to 14.5% in 2002 from 17.0% in 2001. The decrease was primarily attributable to the Company’s adoption of the non-amortization of goodwill provisions of SFAS 142 on January 1, 2002.  Goodwill amortization expense for the year ended December 31, 2001 was $9.8 million.  Excluding the impact of goodwill amortization expense, SG&A increased $2.3 million, or 2.5%, in 2002 compared to the corresponding period in 2001.  As a percentage of sales, SG&A expenses declined to 14.5% from 15.4%, excluding the impact of goodwill amortization expense.

          Interest Expense, net. Net interest expense for the year ended December 31, 2002 increased by $3.3 million to $34.6 million from $31.3 million for the same period in 2001.  The increase was primarily attributable to the termination of existing interest rate swap agreements as a result of the Company’s debt refinancing, offset by lower interest rates.  These swaps, which are being amortized to interest expense, will be fully amortized by the end of 2003.  Average outstanding indebtedness was $286.1 million and $317.9 million for the years ended December 31, 2002 and 2001, respectively.

          Other Expense / Income, net.  Other expense, which primarily consisted of equity losses of unconsolidated subsidiaries, was $0.5 million and $0.3 million for the years ended December 31, 2002 and 2001, respectively.

          Income Before Income Taxes, Extraordinary Loss and Cumulative Effect of Accounting Change. As a result of the foregoing, income before income taxes, extraordinary loss and cumulative effect of accounting change increased by $34.2 million for the year ended December 31, 2002 to $38.1 million from $3.9 million in 2001.

          Provision for Income Taxes.  The Company recognized provisions for income taxes of $13.4 million and $1.0 million for federal, state and foreign income taxes for the years ended December 31, 2002 and 2001, respectively.  The increase in the effective tax rate to 35.2% in 2002 from 24.4% in 2001 was a result of non-recurring tax refunds in 2001, coupled with the fact that tax initiatives resulted in less of a relative benefit on higher 2002 operating income, compared to lower operating income in 2001.  The effective tax rate is expected to increase in future years pending certain proposed tax legislation.

          Income Before Extraordinary Loss and Cumulative Effect of Accounting Change. As a result of the foregoing, income before extraordinary loss and cumulative effect of accounting change increased by $21.7 million to $24.7 million for the year ended December 31, 2002 from $2.9 million in 2001.

          Extraordinary Loss, net of tax.  The Company recognized a net of tax loss of $3.6 million during 2002 in connection with the early extinguishment of debt related to the Company’s debt refinancing.  See Note 4 to the Company’s consolidated financial statements for more information on the Company’s debt refinancing.

          Cumulative Effect of Accounting Change, net of tax.  In accordance with the transition provisions of SFAS 142, the Company completed the two-step transitional goodwill impairment analysis in 2002.  As a result, the Company recorded as a cumulative effect of accounting change, a non-cash, after-tax charge of $69.8 million, to write off a portion of the carrying value of goodwill.  The Company performed an annual impairment test on goodwill and no additional impairment was recognized.  See Note 2 to the Company’s consolidated financial statements for more information on the Company’s application of this new accounting standard.

          Net (Loss) Income. As a result of the foregoing, the Company recognized a net loss of $48.8 million for the year ended December 31, 2002, and net income of $2.9 million for the corresponding period in 2001.

          Net loss for the Vehicle Management & Power Distribution operating segment was $29.5 million for the year ended December 31, 2002 as compared to $11.9 million for the corresponding period in 2001.  Net loss for the Control Devices operating segment was $19.3 million for the year ended December 31, 2002 as compared to net income of $14.8 million for the corresponding period in 2001.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

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

          Net sales for the Vehicle Management & Power Distribution operating segment were $245.9 million for the year ended December 31, 2001 as compared to $263.0 million for the corresponding period in 2000. The prolonged weakness in production in the automotive and commercial vehicle markets, combined with new product launch delays and slower production ramp-ups in the next-generation vehicle accounted for the decrease.  Net sales for the Control Devices operating segment were $349.5 million for the year ended December 31, 2001 as compared to $413.8 million for the corresponding period in 2000. The prolonged weakness in production in the automotive and commercial vehicle markets, combined with new product launch delays and slower production ramp-ups in the seat track position switch and fuel cutoff switch accounted for the decrease.

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

          Selling, General and Administrative Expenses.  SG&A expenses, including product development, increased by $3.6 million to $99.6 million for the year ended December 31, 2001 from $95.9 million in 2000.  As a percentage of sales, SG&A expenses increased to 17.0% in 2001 from 14.4% in 2000.  This increase is primarily attributable to higher design and development costs, which were required predominately to support efforts associated with awarded programs.  This increase also includes $0.6 million related to costs associated with the Company’s attempted offering of senior subordinated notes in the third quarter of 2001.

          Interest Expense, net.  Net interest expense for the year ended December 31, 2001 was $31.3 million compared with $29.5 million in 2000.  Average outstanding indebtedness was $317.9 million and $331.0 million for the years ended December 31, 2001 and 2000, respectively.  The cost of borrowing increased in 2001 as a result of an amended credit agreement.

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

          The Vehicle Management & Power Distribution operating segment recognized a net loss of $11.9 million for the year ended December 31, 2001 compared to $5.9 million for the corresponding period in 2000. Net income for the Control Devices operating segment was $14.8 million for the year ended December 31, 2001 as compared to $38.6 million for the corresponding period in 2000.

Liquidity and Capital Resources

          Net cash provided by operating activities was $95.6 million and $62.1 million for the years ended December 31, 2002 and 2001, respectively.  The increase in net cash from operating activities of $33.5 million was primarily attributable to an increase in income before extraordinary loss and cumulative effect of accounting change as well as a reduction in working capital.

          Net cash used by investing activities was $14.3 million and $23.4 million for the years ended December 31, 2002 and 2001, respectively, and primarily related to capital expenditures.

          Net cash used by financing activities was $59.2 million and $39.8 million for the years ended December 31, 2002 and 2001, respectively, as improved cash flows from operations were used to repay debt.

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

          In conjunction with the issuance of the senior notes, the Company also entered into a new $200.0 million credit agreement (of which $49.3 million was outstanding at December 31, 2002) with a bank group.  The credit agreement has the following components: a $100.0 million revolving facility (of which $96.5 million is currently available) including a $10.0 million swing line facility, and a $100.0 million term facility. The revolving facility expires on April 30, 2007 and requires a commitment fee of 0.375% to 0.500% on the unused balance as well as a utilization fee of 0.125% to 0.250% when the unutilized balance equals or exceeds 50.0% of the total revolving commitment.  The revolving facility permits the Company to borrow up to half its borrowings in specified foreign currencies.  Interest is payable quarterly at either (i) the prime rate plus a margin of 0.50% to 1.50% or (ii) LIBOR plus a margin of 2.00% to 3.00%, depending upon the Company’s ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA), as defined.  Interest on the swing line facility is payable monthly at the same rate as the revolving facility.  The term facility expires on April 30, 2008.  Interest is payable quarterly at either (i) the prime rate plus 1.75% or (ii) LIBOR plus 3.25%. The Company has the right to prepay any of the above mentioned loans, in whole or in part, without premium or penalty.  During 2002, the Company prepaid $50.0 million of the term facility.  The Company was in compliance with its covenants as of December 31, 2002.

          In order to manage the interest rate risk associated with our previous debt portfolio, the Company entered into interest rate swap agreements.  These agreements required the Company to pay a fixed interest rate to counterparties while receiving a floating interest rate based on LIBOR.  The counterparties to each of the interest rate swap agreements were major commercial banks.  These agreements were due to mature on or before December 31, 2003 and qualified as cash flow hedges; however, as a result of the recent debt refinancing and in accordance with SFAS 133, these agreements were terminated at a cost of $5.3 million on May 1, 2002.

          Changes in the fair market value of derivatives qualifying as cash flow hedges are recorded in other comprehensive (loss) income to the extent that the hedges are effective until the underlying transactions are recognized in earnings.  Net losses included in accumulated other comprehensive loss as of May 1, 2002 were $3.3 million after-tax ($5.3 million pre-tax).  This amount is currently being amortized to interest expense over the remaining contractual terms of the agreements.   The remaining unamortized balance as of December 31, 2002 was $0.6 million after-tax ($1.0 million pre-tax).

          The Company has entered into foreign currency forward contracts to purchase $13.1 million of Swedish krona and British pounds to satisfy krona and pound denominated debt obligations.  The estimated fair value of these forward contracts at December 31, 2002, per quoted market sources, was $13.8 million. The contracts are marked to market through earnings and are not accounted for using hedge accounting. The Company does not use derivatives for speculative or profit-motivated purposes.

          The following table summarizes the Company’s future cash outflows resulting from financial contracts and commitments, as of December 31, 2002:

Contractual Obligations:	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years

Long-term debt	$250,910	$1,992	$3,647	$2,022	$243,249
Operating leases	11,654	5,660	3,893	1,297	804

Total contractual obligations	$262,564	$7,652	$7,540	$3,319	$244,053

          Management believes that cash flows from operations and the availability of funds from the Company’s credit facilities will provide sufficient liquidity to meet the Company’s growth and operating needs.

Recently Issued Accounting Standards

          See Note 2 to the Company’s consolidated financial statements.

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company is exposed to certain market risks, primarily resulting from the effects of changes in interest rates. To reduce exposures to market risks resulting from fluctuations in interest rates, the Company uses a combination of variable and fixed rate debt.  At December 31, 2002, approximately 20% of the Company’s debt was variable rate debt.  The Company believes that a 1.0% increase or decrease in the interest rate on variable rate debt could affect annual interest expense by approximately $0.5 million.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of
Stoneridge, Inc.

          We have audited the accompanying consolidated balance sheet of Stoneridge, Inc. (an Ohio Corporation) and Subsidiaries as of December 31, 2002 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended.  Our audit also included the financial statement schedule listed in the Index at Item 8.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audit.  The consolidated financial statements and schedule of Stoneridge, Inc. and Subsidiaries as of December 31, 2001 and for each of the years in the two year period then ended were audited by other auditors who have ceased operations and whose report dated January 22, 2002, expressed an unqualified opinion on those statements and schedules before the restatement adjustments and disclosures described below and in Notes 2, 8 and 11.

          We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stoneridge, Inc. and Subsidiaries at December 31, 2002 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

          As explained in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (Statement) No. 142, “Goodwill and Other Intangible Assets.”

          As discussed above, the consolidated financial statements of Stoneridge, Inc. and Subsidiaries as of December 31, 2001 and for the each of the years in the two year period ended December 31, 2001 were audited by other auditors who have ceased operations. However, the Company made certain adjustments to and disclosures in the prior years’ financial statements to conform to the current year’s presentation or to comply with adoption requirements of new accounting pronouncements, as follows:

          (i)     As described in Note 2, the 2001 and 2000 consolidated financial statements have been revised to include the transitional disclosures required by Statement No. 142, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the 2001 and 2000 disclosures in Note 2 included (a) agreeing the previously reported net income (in total and the related net income per share amounts) to the previously issued consolidated financial statements and the adjustments to reported amounts representing amortization expense (including any related tax effects) recognized in those periods related to goodwill as a result of initially applying Statement No. 142 to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related net income per share amounts.

          (ii)    In Note 8, the Company added 2001 and 2000 disclosures relating to its defined benefit pension plan to conform to the 2002 presentation. We audited the information added for the 2001 and 2000 disclosures. Our procedures included (a) agreeing the 2001 and 2000 defined benefit pension plan amounts and information contained in Note 8 to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliations of 2001 and 2000 defined benefit pension plan amounts to the consolidated financial statements.

          (iii)   As presented in Note 11, the Company changed the composition of its reportable segments in 2002 from one reportable segment to two reportable segments, and the amounts in the 2001 and 2000 consolidated financial statements relating to reportable segments have been restated to conform to the 2002 composition of reportable segments. We audited the adjustments that were applied to restate the disclosures for reportable segments reflected in the 2001 and 2000 consolidated financial statements. Our procedures included (a) agreeing the adjusted amounts of 2001 and 2000 reportable segment information contained in Note 11 to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliations of 2001 and 2000 reportable segment amounts to the consolidated financial statements.

          In our opinion, the adjustments and disclosures described in (i), (ii) and (iii) above are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of the Company other than with respect to such disclosures and adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

ERNST & YOUNG LLP

Cleveland, Ohio
January 31, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

THIS REPORT IS A COPY AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

THIS REPORT REFERENCES THE COMPANY’S BALANCE SHEET AS OF DECEMBER 31, 2000 AND ITS RELATED CONSOLIDATED STATEMENTS OF INCOME, SHAREHOLDER’S EQUITY AND CASH FLOWS FOR THE PERIOD ENDED DECEMBER 31, 1999, WHICH ARE NOT PRESENTED HEREIN.

To the Board of Directors and Shareholders of
Stoneridge, Inc.:

          We have audited the accompanying consolidated balance sheets of Stoneridge, Inc. (an Ohio corporation) and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

Cleveland, Ohio,
January 22, 2002.

STONERIDGE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,

	2002	2001

ASSETS
Current Assets:
Cash and cash equivalents	$27,235	$4,369
Accounts receivable, less allowance for doubtful accounts of $3,020 and $1,742, for 2002 and 2001, respectively	79,342	91,018
Inventories, net	51,139	54,504
Prepaid expenses and other	12,055	19,628
Deferred income taxes	5,904	7,316

Total current assets	175,675	176,835

Property, Plant and Equipment, net	111,838	118,061
Other Assets:
Goodwill	255,292	345,392
Investments and other, net	28,322	30,645

Total Assets	$571,127	$670,933

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$1,992	$41,621
Accounts payable	43,151	50,792
Accrued expenses and other	45,070	38,023

Total current liabilities	90,213	130,436

Long-Term Liabilities:
Long-term debt, net of current portion	248,918	249,720
Deferred income taxes	15,278	24,352
Other liabilities	816	6,818

Total long-term liabilities	265,012	280,890

Shareholders’ Equity:
Preferred shares, without par value, 5,000 authorized, none issued	—	—
Common shares, without par value, 60,000 authorized, 22,399 and 22,397 issued and outstanding at December 31, 2002 and 2001, respectively, with no stated value	—	—
Additional paid-in capital	141,516	141,506
Retained earnings	77,379	126,157
Accumulated other comprehensive loss	(2,993)	(8,056)

Total shareholders’ equity	215,902	259,607

Total Liabilities and Shareholders’ Equity	$571,127	$670,933

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

STONERIDGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the years ended December 31,

	2002	2001	2000

Net Sales	$636,507	$584,468	$667,192
Costs and Expenses:
Cost of goods sold	471,188	449,386	496,080
Selling, general and administrative	92,132	99,587	95,946

Operating Income	73,187	35,495	75,166
Interest expense, net	34,616	31,308	29,492
Other expense / (income), net	482	291	(1,120)

Income Before Income Taxes, Extraordinary Loss and Cumulative Effect of Accounting Change	38,089	3,896	46,794
Provision for income taxes	13,426	950	14,085

Income Before Extraordinary Loss and Cumulative Effect of Accounting Change	24,663	2,946	32,709
Extraordinary loss, net of tax	3,607	—	—

Income Before Cumulative Effect of Accounting Change	21,056	2,946	32,709
Cumulative effect of accounting change, net of tax	(69,834)	—	—

Net (Loss) Income	$(48,778)	$2,946	$32,709

Basic Net (Loss) Income per Share:
Income before extraordinary loss and cumulative effect of accounting change	$1.10	$0.13	$1.46
Extraordinary loss, net of tax	(0.16)	—	—
Cumulative effect of accounting change, net of tax	(3.12)	—	—

Basic net (loss) income per share	$(2.18)	$0.13	$1.46

Diluted Net (Loss) Income per Share:
Income before extraordinary loss and cumulative effect of accounting change	$1.09	$0.13	$1.46
Extraordinary loss, net of tax	(0.16)	—	—
Cumulative effect of accounting change, net of tax	(3.09)	—	—

Diluted net (loss) income per share	$(2.16)	$0.13	$1.46

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

STONERIDGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,

	2002	2001	2000

OPERATING ACTIVITIES:
Net (loss) income	$(48,778)	$2,946	$32,709
Adjustments to reconcile net (loss) income to net cash provided by operating activities --
Depreciation and amortization	26,413	29,568	28,680
Deferred income taxes	12,408	7,052	7,166
(Gain) loss on sale of fixed assets	(136)	84	(995)
Equity in loss (earnings) of unconsolidated subsidiaries	1,188	(506)	323
Extraordinary loss, net of tax	3,607	—	—
Cumulative effect of accounting change, net of tax	69,834	—	—
Changes in operating assets and liabilities --
Accounts receivable, net	14,845	(960)	5,577
Inventories	5,223	14,462	(5,905)
Prepaid expenses and other	9,508	(3,807)	(4,242)
Other assets	1,951	3,293	(2,142)
Accounts payable	(9,193)	6,548	4,292
Accrued expenses and other	8,755	3,465	(12,738)

Net cash provided by operating activities	95,625	62,145	52,725

INVESTING ACTIVITIES:
Capital expenditures	(14,656)	(23,968)	(28,720)
Proceeds from sale of fixed assets	311	—	2,176
Business acquisitions and other	2	550	463

Net cash used by investing activities	(14,343)	(23,418)	(26,081)

FINANCING ACTIVITIES:
Proceeds from issuance of senior notes	200,000	—	—
Extinguishment of revolving facility	(37,641)	—	—
Extinguishment of term debt	(226,139)	—	—
Net (repayments) borrowings under revolving credit facilities	(14,397)	1,408	6,523
Proceeds from long-term debt	100,000	—	—
Repayments of long-term debt	(65,030)	(38,197)	(31,022)
Debt issuance costs	(10,694)	(3,053)	—
Interest rate swap termination costs	(5,274)	—	—

Net cash used by financing activities	(59,175)	(39,842)	(24,499)

Effect of exchange rate changes on cash and cash equivalents	759	(110)	(475)

Net change in cash and cash equivalents	22,866	(1,225)	1,670
Cash and cash equivalents at beginning of period	4,369	5,594	3,924

Cash and cash equivalents at end of period	$27,235	$4,369	$5,594

Supplemental disclosure of cash flow information:
Cash paid for interest	$26,277	$29,534	$27,698

Cash (received) paid for income taxes	$(5,313)	$(9,229)	$14,761

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

STONERIDGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Number of shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Comprehensive Income / (Loss)

BALANCE, JANUARY 1, 2000	22,397	$141,506	$90,502	$(380)
Net income	—	—	32,709	—	$32,709
Other comprehensive income:
Currency translation adjustments	—	—	—	(2,151)	(2,151)

Comprehensive income					$30,558

BALANCE, DECEMBER 31, 2000	22,397	141,506	123,211	(2,531)
Net income	—	—	2,946	—	$2,946
Other comprehensive loss:
Cumulative effect of change in accounting for derivatives	—	—	—	(268)	(268)
Change in fair value of derivatives	—	—	—	(4,042)	(4,042)
Currency translation adjustments	—	—	—	(1,215)	(1,215)

Comprehensive loss					$(2,579)

BALANCE, DECEMEBER 31, 2001	22,397	141,506	126,157	(8,056)
Net loss	—	—	(48,778)	—	$(48,778)
Exercise of stock options	2	10	—	—	—
Other comprehensive loss:
Minimum pension liability adjustments	—	—	—	(821)	(821)
Unrealized loss on marketable securities	—	—	—	(202)	(202)
Change in fair value of derivatives	—	—	—	1,014	1,014
Amortization of terminated derivatives	—	—	—	2,677	2,677
Currency translation adjustments	—	—	—	2,395	2,395

Comprehensive loss					$(43,715)

BALANCE, DECEMBER 31, 2002	22,399	$141,516	$77,379	$(2,993)

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

1.     Organization and Nature of Business

          Stoneridge, Inc. (Stoneridge) and its subsidiaries are independent designers and manufacturers of engineered electrical and electronic components, modules and systems for the automotive, medium- and heavy-duty truck, agricultural and off-highway vehicle markets.

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

Accounts Receivable Concentrations

          Revenues are principally generated from the automotive, medium- and heavy-duty truck, agricultural and off-highway vehicle markets. Due to the nature of these industries, a significant portion of sales and related accounts receivable are concentrated in a relatively small number of customers.  In 2002, the top four customers individually accounted for approximately 13%, 13%, 10% and 10% of net sales, while the top five customers accounted for 52% of net sales.  The top four customers individually accounted for approximately 14%, 13%, 12% and 12% of the Company’s 2001 net sales, and its top five customers accounted for approximately 57% of its 2001 net sales. Accounts receivable from the Company’s five largest customers aggregated approximately $30,363 and $48,529 at December 31, 2002 and 2001, respectively.

Inventories

          Inventories are valued at the lower of cost or market.  Cost is determined using the last-in, first-out (LIFO) method for approximately 73% and 74% of the Company’s inventories at December 31, 2002 and 2001, respectively, and by the first-in, first-out (FIFO) method for all other inventories. Inventory cost includes material, labor and overhead. Inventories consist of the following at December 31:

	2002	2001

Raw materials	$28,157	$35,488
Work in progress	10,229	8,192
Finished goods	13,313	11,142
Less: LIFO reserve	(560)	(318)

Total	$51,139	$54,504

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

Property, Plant and Equipment

          Property, plant and equipment are recorded at cost and consist of the following at December 31:

	2002	2001

Land and land improvements	$5,583	$5,552
Buildings and improvements	45,003	44,730
Machinery and equipment	99,711	93,041
Office furniture and fixtures	26,205	23,925
Tooling	50,436	48,313
Vehicles	668	862
Leasehold improvements	1,249	1,106

	228,855	217,529
Less: Accumulated depreciation	117,017	99,468

	$111,838	$118,061

          Depreciation is provided by both the straight-line and accelerated methods over the estimated useful lives of the assets. Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was $21,083, $18,664 and $18,218, respectively. Depreciable lives within each property classification are as follows:

Buildings and improvements	10–40 years
Machinery and equipment	5–10 years
Office furniture and fixtures	3–10 years
Tooling	2–5 years
Vehicles	3–5 years
Leasehold improvements	3–8 years

          Maintenance and repair expenditures that are not considered improvements and do not extend the useful life of property are charged to expense as incurred.  Expenditures for improvements and major renewals are capitalized.  When assets are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and any gain or loss on the disposition is credited or charged to income.

Goodwill and Other Intangibles

          In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS 142, “Goodwill and Other Intangible Assets.”  Under SFAS 142, goodwill is no longer subject to amortization.  Goodwill amortization, which approximated $9.8 million annually, ceased when the Statement became effective for the Company on January 1, 2002.  Goodwill is now subject to at least an annual assessment for impairment by applying a fair value-based test.  In accordance with the transition provisions of SFAS 142, the Company has completed the two-step transitional goodwill impairment analysis for both reporting units of the Company. The initial impairment test indicated that the carrying values of the reporting units exceeded the corresponding fair values of the reporting units, which were determined based on a combination of valuation techniques including the guideline company method, the transaction method and the discounted cash flow method.  The implied fair value of goodwill in these reporting units was then determined through the allocation of the fair values to the underlying assets and liabilities.  The January 1, 2002 carrying value of the goodwill in these reporting units exceeded their implied fair value by $90.1 million.  The $69.8 million write-down of goodwill to its fair value, which is net of $20.3 million of related tax benefits, was reported as a cumulative effect of accounting change in the accompanying consolidated financial statements as of January 1, 2002.  The Company performed an annual impairment test on goodwill and no additional impairment was recognized.

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(in thousands, except share and per share data, unless otherwise indicated)

The change in the carrying value of goodwill by reportable operating segment during 2002 is as follows:

	Vehicle Management & Power Distribution	Control Devices	Total

Balance at December 31, 2001	$31,800	$313,592	$345,392
Cumulative effect of accounting change	(31,800)	(58,300)	(90,100)

Balance at December 31, 2002	$—	$255,292	$255,292

          The pro forma consolidated net (loss) income as if SFAS 142 had been in effect at the beginning of fiscal 2000 is as follows:

	For the years ended December 31,

	2002	2001	2000

Reported income before extraordinary loss and cumulative effect of accounting change	$24,663	$2,946	$32,709
Add back: Goodwill amortization, net of tax	—	6,867	6,828

Pro forma income before extraordinary loss and cumulative effect of accounting change	24,663	9,813	39,537
Extraordinary loss, net of tax	3,607	—	—

Pro forma income before cumulative effect of accounting change	21,056	9,813	39,537
Cumulative effect of accounting change, net of tax	(69,834)	—	—

Pro forma net (loss) income	$(48,778)	$9,813	$39,537

	For the years ended December 31,

	2002	2001	2000

Basic net (loss) income per share:
Reported income before extraordinary loss and cumulative effect of accounting change	$1.10	$0.13	$1.46
Add back: Goodwill amortization, net of tax	—	0.31	0.30

Pro forma income before extraordinary loss and cumulative effect of accounting change	1.10	0.44	1.76
Extraordinary loss, net of tax	(0.16)	—	—

Pro forma income before cumulative effect of accounting change	0.94	0.44	1.76
Cumulative effect of accounting change, net of tax	(3.12)	—	—

Pro forma net (loss) income per share	$(2.18)	$0.44	$1.76

	For the years ended December 31,

	2002	2001	2000

Diluted net (loss) income per share:
Reported income before extraordinary loss and cumulative effect of accounting change	$1.09	$0.13	$1.46
Add back: Goodwill amortization, net of tax	—	0.31	0.30

Pro forma income before extraordinary loss and cumulative effect of accounting change	1.09	0.44	1.76
Extraordinary loss, net of tax	(0.16)	—	—

Pro forma income before cumulative effect of accounting change	0.93	0.44	1.76
Cumulative effect of accounting change, net of tax	(3.09)	—	—

Pro forma net (loss) income per share	$(2.16)	$0.44	$1.76

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(in thousands, except share and per share data, unless otherwise indicated)

          The Company had the following intangible assets subject to amortization at December 31:

	2002	2001

Patents:
Gross carrying amount	$2,779	$3,659
Accumulated amortization	1,243	1,327

Net carrying amount	$1,536	$2,332

          Aggregate amortization expense on patents was $817 for the year ended December 31, 2002.  Estimated annual amortization expense is $278 for 2003-2006 and $211 for 2007.

Accrued Expenses and Other Current Liabilities

          Accrued expenses and other current liabilities consist of the following at December 31:

	2002	2001

Compensation-related obligations	$14,899	$14,186
Insurance-related obligations	7,443	7,586
Other	22,728	16,251

	$45,070	$38,023

Income Taxes

          The Company accounts for income taxes using the provisions of SFAS 109, “Accounting for Income Taxes.” Deferred income taxes reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not.

Currency Translation

          The financial statements of foreign subsidiaries, where the local currency is the functional currency, are translated into U.S. dollars using exchange rates in effect at the period end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from translation of financial statements are reflected as accumulated other comprehensive loss.  Foreign currency transactions are remeasured into the functional currency using translation rates in effect at the time of the transaction, with the resulting adjustments included in the results of operations.

Revenue Recognition

          The Company recognizes revenues from the sale of products, net of actual and estimated returns of products sold based on authorized returns and historical trends in sales returns, at the point of passage of title, which is generally at the time of shipment. The Company often enters into agreements with its customers at the beginning of a given vehicle’s expected production life.  Once such agreements are entered into, it is the Company’s obligation to fulfill the customers’ purchasing requirements for the entire production life of the vehicle.  These agreements generally may be terminated by our customer at any time, but usually are not.

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

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(in thousands, except share and per share data, unless otherwise indicated)

estimate for its allowance for doubtful accounts.  If economic circumstances change substantially, estimates of the recoverability of amounts due to the Company could be reduced by a material amount.

Product Development Expenses

          Expenses associated with the development of new products and changes to existing products are charged to expense as incurred. These costs amounted to $25,332, $26,996 and $26,750 in 2002, 2001 and 2000, respectively.

Stock-Based Compensation

          The Company has adopted the disclosure-only provisions of SFAS 123, “Accounting for Stock-Based Compensation.”  The Company continues to follow Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee share options.  Because the exercise price of the Company’s employee share options equaled the market price of the shares on the date of grant, no compensation expense has been recorded.

          The following pro forma information regarding net (loss) income and net (loss) income per share is required by SFAS 123, and has been determined as if the Company had accounted for its share options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2002	2001	2000

Risk-free interest rate	4.71%	5.19 – 5.26%	6.09 – 6.14%
Expected dividend yield	0.00%	0.00%	0.00%
Expected lives	7.5 years	7.5 years	7.5 – 8.5 years
Expected volatility	59.47%	40.4 – 41.0%	38.54 – 39.00%

          The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions including expected share price volatility. Because the Company’s share options have characteristics significantly different from traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its share options.

          The following table illustrates the effect on net (loss) income and net (loss) income per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	For the years ended December 31,

	2002	2001	2000

Net (loss) income, as reported	$(48,778)	$2,946	$32,709
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	1,347	812	328

Pro forma net (loss) income	$(50,125)	$2,134	$32,381

Net (loss) income per share:
Basic – as reported	$(2.18)	$0.13	$1.46
Basic – pro forma	$(2.24)	$0.10	$1.45
Diluted – as reported	$(2.16)	$0.13	$1.46
Diluted – pro forma	$(2.22)	$0.10	$1.45

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(in thousands, except share and per share data, unless otherwise indicated)

Financial Instruments and Derivative Financial Instruments

          Financial instruments held by the Company include cash and cash equivalents, accounts receivable, accounts payable, long-term debt, interest rate swap agreements and forward currency contracts. The carrying value of cash and cash equivalents, accounts receivable and accounts payable is considered to be representative of fair value because of the short maturity of these instruments. The carrying value of the Company’s variable rate debt approximates its fair value.  The carrying value of the Company’s fixed rate debt also approximates its fair value due to the contemporaneous nature of its recent refinancing transaction.  Refer to Note 9 of the Company’s consolidated financial statements for fair value disclosures of the interest rate swaps and foreign currency forward contracts.

Accounting Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including certain self-insured risks and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Because actual results could differ from those estimates, the Company revises its estimates and assumptions as new information becomes available.

Net (Loss) Income Per Share

          Net (loss) income per share amounts for all periods are presented in accordance with SFAS 128, “Earnings per Share,” which requires the presentation of basic net (loss) income per share and diluted net (loss) income per share. Basic net (loss) income per share was computed by dividing net (loss) income by the weighted-average number of common shares outstanding for each respective period.  Diluted net (loss) income per share was calculated by dividing net (loss) income by the weighted-average of all potentially dilutive common shares that were outstanding during the periods presented, except for the year ended December 31, 2000, where such inclusion would have had an anti-dilutive effect.  Actual weighted-average shares outstanding used in calculating basic and diluted net (loss) income per share were as follows:

	For the years ended December 31,

	2002	2001	2000

Basic weighted average shares outstanding	22,399	22,397	22,397
Effect of dilutive securities	228	70	—

Diluted weighted average shares outstanding	22,627	22,467	22,397

Impairment of Assets

          The Company reviews its long-lived assets and identifiable intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  No significant impairment charges were recorded in 2002, 2001 and 2000.  Impairment would be recognized when events or changes in circumstances indicate that the carrying amount of the asset may not be recovered.  Measurement of the amount of impairment may be based on appraisal, market values of similar assets or estimated discounted future cash flows resulting from the use and ultimate disposition of the asset.

          In October 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS 144, which became effective for the Company in 2002, supersedes SFAS 121 and establishes guidelines for accounting for the impairment and disposal of long-lived assets.  The provisions of SFAS 144 had no impact on the Company’s financial statements upon adoption.

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(in thousands, except share and per share data, unless otherwise indicated)

Accounting Standards

          In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  Among other things, SFAS 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS 4.  Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified as income or loss from continuing operations.  The Company will adopt this Statement effective January 1, 2003, and accordingly, the extraordinary loss of $3.6 million, net of tax, recorded in 2002 as a result of the early extinguishment of debt described in Note 4 to the Company’s consolidated financial statements will be reclassified as a component of income from continuing operations.

          In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS 146 addresses financial accounting and reporting for costs associated with exit and disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 (EITF 94-3), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002.  The adoption of SFAS 146 is not expected to have a material impact on the Company’s consolidated financial statements.

          In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” as an amendment to SFAS 123.  SFAS 148 provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company adopted the disclosure provisions of SFAS 148 effective December 31, 2002.  The transition provisions do not currently affect the Company’s consolidated financial statements.

Reclassifications

          Certain prior year amounts have been reclassified to conform to their 2002 presentation in the consolidated financial statements.

3.     Investments

          The Company has a 50% interest in PST Industria Eletronica da Amazonia Ltda. (PST), a Brazilian electronic components business that specializes in electronic vehicle security devices. The investment is accounted for under the equity method of accounting.  The Company’s investment in PST was $518 and $1,758 at December 31, 2002 and 2001, respectively.  The Company has loaned PST $5,843, which includes accrued interest.

          At December 31, 2001, the Company was party to two joint venture agreements with Connecto AB, a Swedish manufacturer of power distribution systems.  Pursuant to the terms of the agreements, the Company had a 92% interest in a Brazilian joint venture and a 14% interest in a European joint venture. These joint ventures established production facilities in Brazil and Europe for the purpose of manufacturing and selling power distribution systems in South America and Europe, respectively.   The Brazilian joint venture was consolidated with the results of the Company and the European joint venture was accounted for under the equity method of accounting due to the Company’s significant influence over this entity.  In November 2002, the Company and Connecto AB entered into an agreement to exchange their minority interest in each joint venture.  At December 31, 2002, the Company owns 100% of the Brazilian joint venture and no longer owns any interest in the European joint venture.  This transaction was not significant to the results of the Company.

4.     Long-Term Debt

          On May 1, 2002, the Company issued $200.0 million aggregate principal amount of senior notes.  The $200.0 million notes bear interest at an annual rate of 11.50% and mature on May 1, 2012.  Interest is payable on May 1 and November 1 of

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(in thousands, except share and per share data, unless otherwise indicated)

each year.  On July 1, 2002, the Company completed an exchange offer of the senior notes for substantially identical notes registered under the Securities Act of 1933.

          In conjunction with the issuance of the senior notes, the Company also entered into a new  $200.0 million credit agreement (of which $49.3 million was outstanding at December 31, 2002) with a bank group. The credit agreement has two components: a $100.0 million revolving facility (of which $96.5 million is currently available), including a $10.0 million swing line facility, and a $100.0 million term facility. The revolving facility expires on April 30, 2007 and requires a commitment fee of 0.375% to 0.500% on the unused balance as well as a utilization fee of 0.125% to 0.250% when the unutilized balance equals or exceeds 50.0% of the total revolving commitment.  The revolving facility permits the Company to borrow up to half its borrowings in specified foreign currencies.  Interest is payable quarterly at either (i) the prime rate plus a margin of 0.50% to 1.50% or (ii) LIBOR plus a margin of 2.00% to 3.00%, depending upon the Company’s ratio of consolidated total debt to consolidated EBITDA, as defined.  Interest on the swing line facility is payable monthly at the same rate as the revolving facility.  The term facility expires on April 30, 2008.  Interest is payable quarterly at either (i) the prime rate plus 1.75% or (ii) LIBOR plus 3.25%.   The Company has the right to prepay any of the above mentioned loans in whole or in part, without premium or penalty.  During 2002, the Company prepaid $50.0 million of the term facility.

          The Company incurred debt-financing costs of $10.7 million in connection with the issuance of the senior notes and credit facility, which are being amortized over the respective terms of the debt into interest expense.

          The proceeds of the senior notes were used to repay the amounts outstanding under the Company’s then existing debt obligations on May 1, 2002, which consisted of $37.6 million of revolving credit borrowings and $226.1 million of term debt borrowings (“the old debt”).  The Company also had $5.8 million of unamortized deferred financing costs related to the old debt.  These costs were written off in connection with the repayment of the debt and are presented as an extraordinary loss on the extinguishment of debt of $3.6 million, net of taxes of $2.2 million, in the accompanying consolidated financial statements.

          The weighted average interest rate in effect for the years ended December 31, 2002, 2001 and 2000 was approximately 9.53%, 9.39% and 7.75%, respectively, including the effects of the interest rate swap agreements.

          Long-term debt consists of the following at December 31:

	2002	2001

11 ½% Senior notes, due 2012	$200,000	$—
Borrowings under old credit agreement	—	286,610
Borrowings under new credit agreement	49,250	—
Borrowings payable to foreign banks	1,108	3,891
Other	552	840

	250,910	291,341
Less: Current portion	1,992	41,621

	$248,918	$249,720

          The credit agreement contains various covenants that require, among other things, the maintenance of certain minimum amounts of consolidated net worth and consolidated EBITDA and certain specified ratios of consolidated total debt to consolidated EBITDA, interest coverage and fixed charge coverage. Restrictions also include limits on capital expenditures, operating leases and dividends. The Company was in compliance with all covenants at December 31, 2002.

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(in thousands, except share and per share data, unless otherwise indicated)

          Future maturities of long-term debt as of December 31, 2002 are as follows:

2003	$1,992
2004	1,526
2005	1,102
2006	1,040
2007	1,000
Thereafter	244,250

$250,910

5.     Income Taxes

          The provisions for income taxes on income before extraordinary loss and cumulative effect of accounting change included in the accompanying financial statements represent federal, state and foreign income taxes.  The provision for income taxes before extraordinary loss and cumulative effect of accounting change consists of the following for the years ended December 31:

	2002	2001	2000

Current:
Federal	$(175)	$(9,347)	$3,003
State and foreign	2,820	712	2,763

	2,645	(8,635)	5,766

Deferred:
Federal	10,186	8,387	7,602
State and foreign	595	1,198	717

	10,781	9,585	8,319

Total	$13,426	$950	$14,085

          A reconciliation of the Company’s effective income tax rate to the statutory federal tax rate for 2002, 2001 and 2000 is as follows:

	2002	2001	2000

Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.4	14.6	2.1
Tax credits	(2.0)	(23.1)	(1.0)
Goodwill amortization	—	7.6	0.5
Tax benefit for export sales	(5.1)	(56.0)	(3.8)
Foreign rate differential	0.9	28.6	(2.4)
Other items	4.0	17.7	(0.3)

Effective income tax rate	35.2%	24.4%	30.1%

          Unremitted earnings of foreign subsidiaries are $12,046 as of December 31, 2002. Because these earnings have been indefinitely reinvested in foreign operations, no provision has been made for US income taxes. It is impracticable to determine the amount of unrecognized deferred taxes with respect to these earnings; however, foreign tax credits should be available to reduce US income taxes in the event of a distribution.

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(in thousands, except share and per share data, unless otherwise indicated)

          Deferred tax assets and liabilities consist of the following at December 31:

	2002	2001

Deferred tax assets:
Inventories	$2,113	$1,618
Employee benefits	923	2,028
Insurance	1,885	2,559
Other nondeductible reserves	8,400	10,879

Gross deferred tax assets	13,321	17,084

Deferred tax liabilities:
Depreciation and amortization	(19,931)	(31,025)
Other	(2,764)	(3,095)

Gross deferred tax liabilities	(22,695)	(34,120)

Net deferred tax liability	$(9,374)	$(17,036)

6.     Operating Lease Commitments

          The Company leases equipment, vehicles and buildings from third parties under operating lease agreements.

          D.M. Draime, Chairman of the Company, is a 50% owner of Hunters Square, Inc. (“HSI”), an Ohio corporation, which owns Hunters Square, an office complex and shopping mall located in Warren, Ohio.  The Company leases office space in Hunters Square.  The Company pays all maintenance, tax and insurance costs related to the operation of the office.  Lease payments made by the Company to HSI were $357 in 2002, 2001 and 2000, respectively.  The lease terminates in December 2009.  The Company believes the terms of the lease are no less favorable to it than would be the terms of a third-party lease.

          Earl Linehan, a director of the Company, and D.M. Draime, Chairman of the Company, as limited partners, own 11.81% and 10.00%, respectively, of Industrial Development Associates (“IDA”), a Maryland limited partnership real estate development company in which the Company is a 30% general partner.  The Company has lease agreements with IDA pursuant to which the Company leases two facilities located in Mebane, North Carolina.  One of the leases expired on February 28, 2002 and was not renewed.  The other lease expires on March 31, 2004.  The Company is responsible for all maintenance, taxes and insurance costs related to the operations of the facilities.  The Company made lease payments to IDA of $152, $181 and $218 for 2002, 2001 and 2000, respectively.  The Company believes the terms of the leases are no less favorable to it than would be the terms of third-party leases.

          For the years ended December 31, 2002, 2001 and 2000, lease expense totaled $6,604, $5,713 and $4,098 under these agreements, including related party lease expense of $509, $538 and $575, respectively.

          Future minimum operating lease commitments at December 31, 2002 are as follows:

	Third Party	Related Party

2003	$5,195	$465
2004	2,547	385
2005	602	359
2006	309	359
2007	270	359
Thereafter	86	718

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share data, unless otherwise indicated)

7.     Share Option Plans

          In October 1997, the Company adopted a Long-Term Incentive Plan (Incentive Plan). The Company has reserved 2,500,000 Common Shares for issuance under the Incentive Plan.  Under the Incentive Plan, the Company has granted cumulative options to purchase 1,282,500 Common Shares to management with exercise prices equal to the fair market value of the Company’s Common Shares on the date of grant. The options vest from one to five years after the date of grant.

          In May 2002, the Company adopted a Director Share Option Plan (Director Plan).  The Company has reserved 500,000 Common Shares for issuance under the Director Plan.  Under the Director Plan, the Company has granted cumulative options to purchase 60,000 Common Shares to directors of the Company with exercise prices equal to the fair market value of the Company’s Common Shares on the date of grant.  The options vested one year after the date of grant.

          Information relating to the Company’s outstanding options is as follows:

	Share Options	Exercise Prices	Weighted Average Exercise Price

Outstanding at December 31, 1999	581,000	14.72-17.50	17.02
Granted in 2000	60,000	7.82	7.82
Forfeited in 2000	(65,000)	14.72-17.50	17.07

Outstanding at December 31, 2000	576,000	7.82-17.50	16.05
Granted in 2001	364,500	5.13-8.40	5.66
Forfeited in 2001	(4,000)	5.13-14.72	12.32

Outstanding at December 31, 2001	936,500	5.13-17.50	12.03
Granted in 2002	317,000	7.93	7.93
Forfeited in 2002	(21,500)	5.13-17.50	13.51
Exercised in 2002	(2,000)	5.13	5.13

Outstanding at December 31, 2002	1,230,000	5.13-17.50	10.96

          Of the options issued and outstanding under both the Incentive Plan and the Director Plan, 587,000, 488,000, and 434,000 were exercisable as of December 31, 2002, 2001 and 2000, respectively.  The weighted-average exercise price of options exercisable at the end of the year was $15.40, $17.14 and $17.44 per share at December 31, 2002, 2001 and 2000, respectively.  The weighted-average fair value of options granted during the year was $5.17, $3.06 and $4.27 per share at December 31, 2002, 2001 and 2000, respectively.

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Share Options Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Shares Exercisable	Weighted-Average Exercise Price

5.13	297,000	8 years	5.13	—	—
7.82 - 8.40	436,000	8 years	7.98	115,000	8.12
14.72	77,000	6 years	14.72	52,000	14.72
16.44 - 17.50	420,000	5 years	17.48	420,000	17.48

	1,230,000	7 years	10.96	587,000	15.40

8.     Employee Benefit Plans

          The Company has certain defined contribution profit sharing and 401(k) plans covering substantially all of its employees. Company contributions are generally discretionary; however, a portion of these contributions is based upon a percentage of employee compensation, as defined in the plans. The Company’s policy is to fund all benefit costs accrued.

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share data, unless otherwise indicated)

There are no unfunded prior service costs. For the years ended December 31, 2002, 2001 and 2000, expenses related to these plans amounted to $253, $3,301 and $4,144, respectively.

          The Company has a single defined benefit pension plan that covers certain employees in Europe.  The following table sets forth the benefit obligation, fair value of plan assets, and the funded status of the Company’s plan; amounts recognized in the Company’s financial statements; and the principal weighted average assumptions used:

	2002	2001

Change in benefit obligation:
Benefit obligation at beginning of year	$11,226	$11,842
Service cost	676	829
Interest cost	789	654
Participant contributions	209	218
Actuarial gain	(563)	(1,716)
Benefits paid	(419)	(276)
Translation adjustments	1,202	(325)

Benefit obligation at end of year	$13,120	$11,226

Change in plan assets:
Fair value of plan assets at beginning of year	$11,488	$13,682
Actual return on plan assets	(1,626)	(1,760)
Participant contributions	209	218
Benefits paid	(418)	(276)
Translation adjustments	1,229	(376)

Fair value of plan assets at end of year	$10,882	$11,488

Funded status	$(2,238)	$262
Unrecognized actuarial loss	3,123	1,062

Net amount recognized	$885	$1,324

Amounts recognized in the balance sheet consist of:
Accrued (liability) benefit	$(483)	$1,324
Other comprehensive loss	1,368	—

Net amount recognized	$885	$1,324

Weighted average assumptions as of December 31:
Discount rate	6.00%	6.25%
Expected return on plan assets	7.25%	7.00%
Rate of increase to compensation levels	3.25%	4.00%
Rate of increase to pensions in payments	3.00%	3.00%
Rate of future price inflation	2.25%	2.75%

          Components of net periodic pension cost are as follows:

	2002	2001	2000

Service cost	$630	$821	$756
Interest cost	735	648	454
Expected return on plan assets	(825)	(849)	(696)

Net periodic pension cost	$540	$620	$514

          The provisions of SFAS 87, “Employers’ Accounting for Pensions,” required the Company to record an additional minimum liability of $1,368 with a corresponding charge recorded as a component of accumulated other comprehensive loss

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share data, unless otherwise indicated)

of $821, net of tax of $547, at December 31, 2002.  This liability represents the amount by which the accumulated benefit obligation exceeds the sum of the fair market value of plan assets and accrued amounts previously recorded. This amount was recorded as a component of accumulated other comprehensive loss.

          The Company does not provide any other significant retirement, post-retirement or post-employment benefits to its employees.

9.     Fair Value of Financial Instruments

          A financial instrument is cash or a contract that imposes an obligation to deliver, or conveys a right to receive cash or another financial instrument. The carrying values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. In management’s opinion, the estimated fair value of the Company’s long-term debt approximates book value, as under the terms of the borrowing arrangements, a portion of the obligations are subject to fluctuating market rates of interest.

          The Company uses derivative financial instruments to reduce exposure to market risks resulting from fluctuations in interest rates and currency rates.  The Company does not enter into financial instruments for trading purposes.  Management believes that its use of these instruments to reduce risk is in the Company’s best interest.

          In order to manage the interest rate risk associated with the Company’s previous debt portfolio, the Company entered into interest rate swap agreements.  These agreements required the Company to pay a fixed interest rate to counterparties while receiving a floating interest rate based on LIBOR.  The counterparties to each of the interest rate swap agreements were major commercial banks.  These agreements were due to mature on or before December 31, 2003 and qualified as cash flow hedges; however, as a result of the recent debt refinancing and in accordance with SFAS 133, these agreements were terminated at a cost of $5.3 million on May 1, 2002.

          Changes in the fair market value of derivatives qualifying as cash flow hedges are recorded in other comprehensive (loss) income to the extent that the hedges are effective until the underlying transactions are recognized in earnings.  Net losses included in accumulated other comprehensive loss as of May 1, 2002 were $3.3 million after-tax ($5.3 million pre-tax).  This amount is currently being amortized to interest expense over the remaining contractual terms of the swap agreements.   The remaining unamortized balance as of December 31, 2002 was $0.6 million after-tax ($1.0 million pre-tax).

          The Company has foreign currency forward contracts to purchase $13.1 million of Swedish krona and British pounds to satisfy krona and pound denominated debt obligations.  The estimated fair value of these forward contracts at December 31, 2002, per quoted market sources, was $13.8 million.  The contracts are marked to market through earnings and are not accounted for using hedge accounting.

10.     Commitments and Contingencies

          In the ordinary course of business, the Company is involved in various legal proceedings, workers’ compensation and product liability disputes. Management is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of operations, cash flows or the financial position of the Company.

11.     Segment Reporting

          SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” established standards for reporting information about operating segments in financial statements.  Operating segments are defined as components of an enterprise that are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.  The Company’s chief operating decision maker is the Chief Executive Officer.

          The Company has two reportable operating segments: Vehicle Management & Power Distribution and Control Devices.  These reportable operating segments were determined based on the differences in the nature of the products offered.  The Vehicle Management & Power Distribution operating segment produces electronic instrument clusters, electronic control

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share data, unless otherwise indicated)

units, driver information systems and electrical distribution systems, primarily wiring harnesses and connectors for electrical power and signal distribution.  The Control Devices operating segment produces electronic and electromechanical switches, control actuation devices and sensors.

          The accounting policies of the Company’s operating segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.”  The Company evaluates the performance of its operating segments based primarily on revenues from external customers, net income and capital expenditures.  Intersegment sales are accounted for on terms similar to those to third parties and are eliminated upon consolidation.

          A summary of financial information by reportable operating segment is as follows:

	2002

	Vehicle Management & Power Distribution	Control Devices	Eliminations	Consolidated

Sales from external customers	$260,932	$375,575	$—	$636,507
Intersegment sales	12,872	1,321	(14,193)	—

Total net sales	$273,804	$376,896	$(14,193)	$636,507
Net loss	$(29,470)	$(19,308)	$—	$(48,778)
Depreciation and amortization	$8,037	$13,863	$—	$21,900
Interest expense, net	$5,145	$29,471	$—	$34,616
Provision for income taxes	$1,488	$11,938	$—	$13,426
Extraordinary loss, net of tax	$402	$3,205	$—	$3,607
Cumulative effect of accounting change, net of tax	$(31,800)	$(38,034)	$—	$(69,834)
Capital expenditures	$4,272	$10,384	$—	$14,656
Total assets	$135,714	$435,413	$—	$571,127

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share data, unless otherwise indicated)

	2001

	Vehicle Management & Power Distribution	Control Devices	Eliminations	Consolidated

Sales from external customers	$236,968	$347,500	$—	$584,468
Intersegment sales	8,913	2,010	(10,923)	—

Total net sales	$245,881	$349,510	$(10,923)	$584,468
Net (loss) income	$(11,879)	$14,825	$—	$2,946
Depreciation and amortization	$8,104	$20,740	$—	$28,844
Interest expense, net	$5,008	$26,300	$—	$31,308
(Benefit) provision for income taxes	$(3,831)	$4,781	$—	$950
Capital expenditures	$5,959	$18,009	$—	$23,968
Total assets	$181,784	$489,149	$—	$670,933

	2000

	Vehicle Management & Power Distribution	Control Devices	Eliminations	Consolidated

Sales from external customers	$254,223	$412,969	$—	$667,192
Intersegment sales	8,799	861	(9,660)	—

Total net sales	$263,022	$413,830	$(9,660)	$667,192
Net (loss) income	$(5,889)	$38,598	$—	$32,709
Depreciation and amortization	$7,919	$20,107	$—	$28,026
Interest expense, net	$5,334	$24,158	$—	$29,492
(Benefit) provision for income taxes	$(2,690)	$16,775	$—	$14,085
Capital expenditures	$11,103	$17,617	$—	$28,720
Total assets	$190,699	$506,296	$—	$696,995

          The following table presents net sales and non-current assets for each of the geographic areas in which the Company operates:

	2002	2001	2000

Net Sales:
North America	$534,807	$498,011	$579,877
Europe and other	101,700	86,457	87,315

Total	$636,507	$584,468	$667,192

Non-Current Assets:
North America	$344,450	$440,915	$446,744
Europe and other	51,002	53,183	55,497

Total	$395,452	$494,098	$502,241

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share data, unless otherwise indicated)

12.     Guarantor Financial Information

          The senior notes and the credit facility are fully and unconditionally guaranteed, jointly and severally, by each of the Company’s existing and future domestic wholly-owned subsidiaries (Guarantor Subsidiaries). The Company’s non-U.S. subsidiaries did not guarantee the senior notes and the credit facility (Non-Guarantor Subsidiaries).

          Presented below are summarized condensed consolidating financial statements of the Parent (which include certain of the Company’s operating units), the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the Company on a consolidated basis, as of December 31, 2002, 2001, and 2000.

          These summarized condensed consolidating financial statements are prepared on the equity method.  Separate financial statements for the Guarantor Subsidiaries are not presented based on management’s determination that they do not provide additional information that is material to investors.  Therefore, the Guarantor Subsidiaries are combined in the presentation below.

	December 31, 2002

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$18,698	$167	$8,370	$—	$27,235
Accounts receivable, net	35,941	30,295	16,137	(3,031)	79,342
Inventories, net	23,940	13,346	13,853	—	51,139
Prepaid expenses and other	(175,807)	168,489	19,373	—	12,055
Deferred income taxes	3,051	3,043	(190)	—	5,904

Total current assets	(94,177)	215,340	57,543	(3,031)	175,675

Property, Plant and Equipment, net	55,714	33,875	22,249	—	111,838
Other Assets:
Goodwill, net	234,701	20,591	—	—	255,292
Investments and other, net	40,514	507	914	(13,613)	28,322
Investment in subsidiaries	287,092	—	—	(287,092)	—

Total Assets	$523,844	$270,313	$80,706	$(303,736)	$571,127

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$1,000	$—	$992	$—	$1,992
Accounts payable	19,025	16,864	10,219	(2,957)	43,151
Accrued expenses and other	24,523	5,423	15,200	(76)	45,070

Total current liabilities	44,548	22,287	26,411	(3,033)	90,213

Long-Term Liabilities:
Long-term debt, net of current portion	247,563	—	14,966	(13,611)	248,918
Deferred income taxes	15,498	3,879	(4,099)	—	15,278
Other liabilities	333	—	483	—	816

Total long-term liabilities	263,394	3,879	11,350	(13,611)	265,012

Shareholders’ Equity	215,902	244,147	42,945	(287,092)	215,902

Total Liabilities and Shareholders’ Equity	$523,844	$270,313	$80,706	$(303,736)	$571,127

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share data, unless otherwise indicated)

Supplemental condensed consolidating financial statements (continued):

	December 31, 2001

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$714	$29	$3,626	$—	$4,369
Accounts receivable, net	40,209	30,088	22,132	(1,411)	91,018
Inventories, net	25,334	14,988	14,182	—	54,504
Prepaid expenses and other	(137,213)	138,656	18,185	—	19,628
Deferred income taxes	4,035	3,453	(172)	—	7,316

Total current assets	(66,921)	187,214	57,953	(1,411)	176,835

Property, Plant and Equipment, net	56,468	37,901	23,692	—	118,061
Other Assets:
Goodwill, net	288,325	25,292	31,775	—	345,392
Investments and other, net	42,822	1,592	752	(14,521)	30,645
Investment in subsidiaries	282,726	—	—	(282,726)	—

Total Assets	$603,420	$251,999	$114,172	$(298,658)	$670,933

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$39,250	$—	$2,371	$—	$41,621
Accounts payable	20,360	18,712	13,133	(1,413)	50,792
Accrued expenses and other	7,592	19,600	10,831	—	38,023

Total current liabilities	67,202	38,312	26,335	(1,413)	130,436

Long-Term Liabilities:
Long-term debt, net of current portion	246,019	—	18,220	(14,519)	249,720
Deferred income taxes	23,242	3,398	(2,288)	—	24,352
Other liabilities	7,350	—	(532)	—	6,818

Total long-term liabilities	276,611	3,398	15,400	(14,519)	280,890

Shareholders’ Equity	259,607	210,289	72,437	(282,726)	259,607

Total Liabilities and Shareholders’ Equity	$603,420	$251,999	$114,172	$(298,658)	$670,933

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share data, unless otherwise indicated)

Supplemental condensed consolidating financial statements (continued):

	For the year ended December 31, 2002

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

NET SALES	$280,221	$254,389	$141,125	$(39,228)	$636,507
COSTS AND EXPENSES:
Cost of goods sold	211,939	184,745	113,732	(39,228)	471,188
Selling, general and administrative expenses	36,751	31,422	23,959	—	92,132

OPERATING INCOME	31,531	38,222	3,434	—	73,187
Interest expense, net	33,542	—	1,074	—	34,616
Other (income) expense, net	(1,870)	2,173	179	—	482
Equity earnings from subsidiaries	12,929	—	—	(12,929)	—

INCOME (LOSS) BEFORE INCOME TAXES	(13,070)	36,049	2,181	12,929	38,089
(Benefit) Provision for income taxes	(1,257)	12,617	2,066	—	13,426

INCOME BEFORE EXTRAORDINARY LOSS AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(11,813)	23,432	115	12,929	24,663
Extraordinary loss, net of tax	3,607	—	—	—	3,607

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(15,420)	23,432	115	12,929	21,056
Cumulative effect of accounting change, net of tax	(33,358)	(4,701)	(31,775)	—	(69,834)

NET (LOSS) INCOME	$(48,778)	$18,731	$(31,660)	$12,929	$(48,778)

	For the year ended December 31, 2001

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

NET SALES	$257,180	$225,205	$126,707	$(24,624)	$584,468
COSTS AND EXPENSES:
Cost of goods sold	201,628	165,226	107,156	(24,624)	449,386
Selling, general and administrative expenses	46,379	31,907	21,301	—	99,587

OPERATING (LOSS) INCOME	9,173	28,072	(1,750)	—	35,495
Interest expense, net	30,269	—	1,039	—	31,308
Other (income) expense, net	(2,322)	2,622	(9)	—	291
Equity earnings from subsidiaries	(12,896)	—	—	12,896	—

(LOSS) INCOME BEFORE INCOME TAXES	(5,878)	25,450	(2,780)	(12,896)	3,896
(Benefit) Provision for income taxes	(8,824)	8,908	866	—	950

NET INCOME (LOSS)	$2,946	$16,542	$(3,646)	$(12,896)	$2,946

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share data, unless otherwise indicated)

Supplemental condensed consolidating financial statements (continued):

	For the year ended December 31, 2000

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

NET SALES	$286,172	$261,675	$131,911	$(12,566)	$667,192
COSTS AND EXPENSES:
Cost of goods sold	214,649	186,569	107,428	(12,566)	496,080
Selling, general and administrative expenses	43,316	33,056	19,574	—	95,946

OPERATING INCOME	28,207	42,050	4,909	—	75,166
Interest expense, net	26,485	7	3,000	—	29,492
Other (income) expense, net	(3,862)	3,046	(304)	—	(1,120)
Equity earnings from subsidiaries	(25,852)	—	—	25,852	—

INCOME BEFORE INCOME TAXES	31,436	38,997	2,213	(25,852)	46,794
(Benefit) Provision for income taxes	(1,273)	13,649	1,709	—	14,085

NET INCOME	$32,709	$25,348	$504	$(25,852)	$32,709

	For the year ended December 31, 2002

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$33,971	$48,077	$14,487	$(910)	$95,625
INVESTING ACTIVITIES:
Capital expenditures	(7,505)	(4,972)	(2,179)	—	(14,656)
Proceeds from sale of fixed assets	221	—	90	—	311
Other	(39)	—	(393)	434	2

Net cash used for investing activities	(7,323)	(4,972)	(2,482)	434	(14,343)

FINANCING ACTIVITIES:
Proceeds from issuance of senior notes	200,000	—	—	—	200,000
Extinguishment of revolving facility	(37,641)	—	—	—	(37,641)
Extinguishment of term debt	(226,139)	—	—	—	(226,139)
Net repayments under revolving facilities	(13,019)	—	(1,378)	—	(14,397)
Proceeds from long-term debt	100,000	—	—	—	100,000
Repayments of long-term debt	(15,897)	(42,966)	(6,643)	476	(65,030)
Debt issuance costs	(10,694)	—	—	—	(10,694)
Interest rate swap termination costs	(5,274)	—	—	—	(5,274)

Net cash used for financing activities	(8,664)	(42,966)	(8,021)	476	(59,175)

Effect of exchange rate changes on cash and cash equivalents	—	—	759	—	759

Net change in cash and cash equivalents	17,984	139	4,743	—	22,866
Cash and cash equivalents at beginning of period	714	29	3,626	—	4,369

Cash and cash equivalents at end of period	$18,698	$168	$8,369	$—	$27,235

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share data, unless otherwise indicated)

Supplemental condensed consolidating financial statements (continued):

	For the year ended December 31, 2001

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$17,454	$40,828	$5,650	$(1,787)	$62,145

INVESTING ACTIVITIES:
Capital expenditures	(9,578)	(10,600)	(3,790)	—	(23,968)
Other	43	—	(5,557)	6,064	550

Net cash used for investing activities	(9,535)	(10,600)	(9,347)	6,064	(23,418)

FINANCING ACTIVITIES:
Net borrowings (repayments) under revolving facilities	1,774	—	(366)	—	1,408
Repayments of long-term debt	(6,098)	(30,308)	2,486	(4,277)	(38,197)
Debt issuance costs	(3,053)	—	—	—	(3,053)

Net cash used for financing activities	(7,377)	(30,308)	2,120	(4,277)	(39,842)

Effect of exchange rate changes on cash and cash equivalents	—	—	(110)	—	(110)

Net change in cash and cash equivalents	542	(80)	(1,687)	—	(1,225)
Cash and cash equivalents at beginning of period	172	109	5,313	—	5,594

Cash and cash equivalents at end of period	$714	$29	$3,626	$—	$4,369

	For the year ended December 31, 2000

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$16,392	$46,981	$(10,698)	$50	$52,725

INVESTING ACTIVITIES:
Capital expenditures	(9,968)	(10,739)	(8,013)	—	(28,720)
Proceeds from sale of fixed assets	2,176	—	—	—	2,176
Business acquisitions and other	(12,226)	—	12,689	—	463

Net cash used for investing activities	(20,018)	(10,739)	4,676	—	(26,081)

FINANCING ACTIVITIES:
Net (repayments) borrowings under revolving facilities	(5,031)	—	11,554	—	6,523
Repayments of long-term debt	8,743	(36,260)	(3,455)	(50)	(31,022)

Net cash used for financing activities	3,712	(36,260)	8,099	(50)	(24,499)

Effect of exchange rate changes on cash and cash equivalents	—	7	(482)	—	(475)

Net change in cash and cash equivalents	86	(11)	1,595	—	1,670
Cash and cash equivalents at beginning of period	86	120	3,718	—	3,924

Cash and cash equivalents at end of period	$172	$109	$5,313	$—	$5,594

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share data, unless otherwise indicated)

13.     Unaudited Quarterly Financial Data

          The following is a condensed summary of actual quarterly results of operations for 2002 and 2001:

	Quarter Ended

	Dec. 31	Sep. 30	June 30	Mar. 31

	(in millions, except per share data)
2002
Net sales	$148.3	$158.4	$172.0	$157.8
Gross profit (A)	38.2	39.6	48.2	39.3
Operating income	15.1	15.8	24.7	17.6
Income before extraordinary loss and cumulative effect of accounting change (B)	4.5	4.2	10.4	5.5

Net income (loss) (C)	$4.5	$4.2	$6.8	$(64.3)

Basic income before extraordinary loss and cumulative effect of accounting change per share	$0.20	$0.19	$0.30	$(2.87)

Diluted income before extraordinary loss and cumulative effect of accounting change per share	$0.20	$0.19	$0.30	$(2.86)

2001
Net sales	$140.0	$136.4	$151.9	$156.2
Gross profit (A)	30.0	30.2	36.7	38.1
Operating income	8.4	4.5	9.8	12.9
Net income	$0.2	$(1.8)	$1.5	$3.1

Basic and diluted net income per share	$0.01	$(0.08)	$0.07	$0.14

(A)	Gross profit represents net sales less cost of goods sold.

(B)	During the second quarter of 2002, the Company recognized an extraordinary loss of $3.6 million, net of tax, as the result of the early extinguishment of debt. See Note 4 – Long-Term Debt.

(C)

During the second quarter of 2002, the Company completed the initial goodwill impairment analysis, as required by SFAS 142.  As a result, the Company recognized a cumulative effect of accounting change adjustment of $69.8 million, net of tax, effective January 1, 2002.  Therefore, the first quarter 2002 earnings are restated as follows:

Net income as originally reported	$5.5
Cumulative effect of accounting change, net of tax	(69.8)

Adjusted net loss	$(64.3)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

THIS REPORT IS A COPY AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

To the Board of Directors and Shareholders of
Stoneridge, Inc.:

          We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Stoneridge, Inc. and Subsidiaries included in this Form 10-K, and have issued our report thereon dated January 22, 2002.  Our audits were made for the purpose of forming an opinion on those financial statements taken as a whole.  The schedule on page 45is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements.  This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Cleveland, Ohio,
January 22, 2002.

STONERIDGE, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs	Balance at End of Period

Allowance for doubtful accounts:
Year ended December 31, 2000	$1,549	$840	$247	$2,142
Year ended December 31, 2001	2,142	564	964	1,742
Year ended December 31, 2002	1,742	1,773	495	3,020

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          On May 21, 2002, the Board of Directors of the Company, upon the recommendation of the chairman of the audit committee, approved the engagement of Ernst & Young LLP (“E&Y”) as the Company’s independent auditors for the fiscal year ending December 31, 2002.  E&Y replaced Arthur Andersen LLP (“Andersen”), who was dismissed as the Company’s independent accountant effective May 21, 2002.

          Andersen’s reports on the Company’s consolidated financial statements for each of the years ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

          During the years ended December 31, 2001 and 2000 and through May 21, 2002, there were no disagreements with Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company’s consolidated financial statements for such years.

          The Company provided Andersen with a copy of the foregoing disclosures.  Attached as Exhibit 16.1 is a copy of Arthur Andersen’s letter, dated May 21, 2002, stating its agreement with such statements.

          During the years ended December 31, 2001 and 2000 and through the date of the Board of Directors’ decision, neither the Company nor anyone on behalf of the Company consulted E&Y regarding either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements; or on any matter considered important by the Company in reaching a decision as to any accounting, auditing or financial reporting issue or any matter that was either the subject of a disagreement as defined in Item 304 (a) (1) (iv) of Regulation S-K, or any reportable event, as defined in Item 304 (a) (1) (v) of Regulation S-K.

          There has been no disagreement between the management of the Company and E&Y on any matter of accounting principles or practices of financial statement disclosures, or auditing scope or procedure.

PART III.

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by this Item 10 is incorporated by reference to the information under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 12, 2003, and the information under the heading “Executive Officers” in Part I of this Annual Report on Form 10-K.

ITEM 11.     EXECUTIVE COMPENSATION

          The information required by this Item 11 is incorporated by reference to the information under the heading “Executive Compensation” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 12, 2003.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by this Item 12 (other than the information required by Item 201(d) of Regulation S-K) is incorporated by reference to the information under the heading “Security Ownership of Certain Beneficial Owners and Management” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 12, 2003.  The information required by Item 201(d) of Regulation S-K is set forth in Item 5 of this report.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this Item 13 is incorporated by reference to the information under the heading “Certain Relationships and Related Transactions” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 12, 2003.

ITEM 14.     CONTROLS AND PROCEDURES

          As of December 31, 2002, an evaluation was performed within the last 90 days under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

PART IV.

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

	(a) The following documents are filed as part of this Form 10-K.

		Page in Form 10-K
1.	Consolidated Financial Statements:
	Report of Independent Auditors for the Year Ended December 31, 2002	16
	Report of Independent Public Accountants for the Years Ended December 31, 2001 and 2000	18
	Consolidated Balance Sheets as of December 31, 2002 and 2001	19
	Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000	20
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000	21
	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2002, 2001 and 2000	22
	Notes to Consolidated Financial Statements	23

2.	Financial Statement Schedules:
	Report of Independent Public Accountants for the Years Ended December 31, 2001 and 2000	44
	Schedule II - Valuation and Qualifying Accounts	45

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(b)	The following reports on Form 8-K were filed during the quarter ended December 31, 2002.

1.

On November 14, 2002, the Company filed a Current Report on Form 8-K reporting the Chief Executive Officer and Chief Financial Officer’s certification of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(c) The exhibits listed on the Index to Exhibits on page 48 are filed with this Form 10-K or incorporated by reference as set forth below.

(d)	Additional Financial Statement Schedules.

	None.

INDEX TO EXHIBITS

Exhibit Number	Exhibit

3.1	Second Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-33285)).

3.2	Amended and Restated Code of Regulations of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 333-33285)).

4.1	Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

4.2

Indenture dated as of May 1, 2002 among Stoneridge, Inc. as Issuer, Stoneridge Control Devices, Inc. and Stoneridge Electronics, Inc., as Guarantors, and Fifth Third Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 7, 2002).

10.1	Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-33285)).

10.2

Lease Agreement between Industrial Development Associates and the Alphabet Division, with respect to the Company’s Mebane, North Carolina facility (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.3

Lease Agreement between Stoneridge, Inc. and Hunters Square, Inc., with respect to the Company’s division headquarters for the Alphabet Division (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.5	Joint Venture and Shareholders’ Agreements and Cooperation Agreement with Connecto AB (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (No. 333-33285)).

10.6

Credit Agreement dated as of May 1, 2002 among Stoneridge, Inc., as Borrower, the Lending Institutions Named Therein, as Lenders, National City Bank, as Administrative Agent, a Joint Lead Arranger and Collateral Agent, Deutsche Bank Securities Inc., as a Joint Lead Arranger, Comerica Bank and PNC Bank, National Association, as the Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2002).

10.7

Purchase Agreement dated as of May 1, 2002 among Stoneridge Inc., Stoneridge Control Devices Inc., Stoneridge Electronics Inc. and Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated and NatCity Investments Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 7, 2002).

10.8

Registration Rights Agreement dated as of May 1, 2002 among Stoneridge Inc., Stoneridge Control Devices Inc., Stoneridge Electronics Inc. and Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated and NatCity Investments Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 7, 2002).

10.9

Amendment No. 1 dated as of January 31, 2003 to Credit Agreement dated as of May 1, 2002 among Stoneridge, Inc. as Borrower, the Lending Institutions Named Therein, as Lenders, National City Bank, as Administrative Agent, a Joint Lead Arranger and Collateral Agent, Deutsche Bank Securities Inc., as a Joint Lead Arranger, Comerica Bank and PNC Bank, National Association, as the Co-Documentation Agents, filed herewith.

10.12	Proposed Form of Tax Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (No. 333-33285)).

10.15	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

Exhibit Number	Exhibit

16.1

Letter from Arthur Andersen LLP to the Securities and Exchange Commission regarding their dismissal as the Company’s independent accountant (incorporated by reference to the Company’s Current Report on Form 8-K, including Exhibit 16.1, as of May 21, 2002).

21.1	Subsidiaries and Affiliates of the Company, filed herewith.

23.1	Statement Regarding Lack of Consent from Arthur Andersen, LLP, Independent Public Accountants, filed herewith.

23.2	Consent of Ernst & Young, LLP, Independent Public Auditors, filed herewith.

SIGNATURES

          Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STONERIDGE, INC.

Date: March 25, 2003	/s/ KEVIN P. BAGBY

Kevin P. Bagby
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

          Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: March 25, 2003	/s/ D.M. DRAIME

D.M. Draime
Chairman of the Board of Directors

Date: March 25, 2003	/s/ CLOYD J. ABRUZZO

Cloyd J. Abruzzo
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 25, 2003	/s/ AVERY S. COHEN

Avery S. Cohen
Secretary and Director

Date: March 25, 2003	/s/ RICHARD E. CHENEY

Richard E. Cheney
Director

Date: March 25, 2003	/s/ SHELDON J. EPSTEIN

Sheldon J. Epstein
Director

Date: March 25, 2003	/s/ CHARLES J. HIRE

Charles J. Hire
Director

Date: March 25, 2003	/s/ EARL L. LINEHAN

Earl L. Linehan
Director

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES–OXLEY ACT OF 2002

I, Cloyd J. Abruzzo, President and Chief Executive Officer, of Stoneridge, Inc. (the “Company”), certify that:

(1)	I have reviewed this annual report on Form 10-K of the Company;

(2)

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

(4)

The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	(b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
	(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

(5)	The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors:

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

(6)

The Company’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ CLOYD J. ABRUZZO

Cloyd J. Abruzzo, President and Chief Executive Officer
March 25, 2003

I, Kevin P. Bagby, Vice President and Chief Financial Officer, of Stoneridge, Inc. (the “Company”), certify that:

(1)	I have reviewed this annual report on Form 10-K of the Company;

(2)

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

(4)

The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

(d)

designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	(e)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
	(f)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

(5)	The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors:

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

(6)

The Company’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ KEVIN P. BAGBY

Kevin P. Bagby, Vice President and Chief Financial Officer
March 25, 2003