Form 10-Q
period 2003-03-31
STONERIDGE INC
filed 2003-05-13
CIK 1043337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003	Commission file number 001-13337

STONERIDGE, INC.

(Exact Name of Registrant as Specified in Its Charter)

Ohio	34-1598949

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9400 East Market Street, Warren, Ohio	44484

(Address of Principal Executive Offices)	(Zip Code)

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒	No ☐

The number of Common Shares, without par value, outstanding as of May 13, 2003 was 22,402,311.

STONERIDGE, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STONERIDGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2003	December 31, 2002

	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,172	$27,235
Accounts receivable, net	93,487	79,342
Inventories, net	46,905	51,139
Prepaid expenses and other	9,528	12,055
Deferred income taxes	6,391	5,904

Total current assets	178,483	175,675

PROPERTY, PLANT AND EQUIPMENT, net	109,826	111,838
OTHER ASSETS:
Goodwill	255,292	255,292
Investments and other, net	28,993	28,322

TOTAL ASSETS	$572,594	$571,127

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$2,018	$1,992
Accounts payable	49,920	43,151
Accrued expenses and other	52,701	45,070

Total current liabilities	104,639	90,213

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	228,274	248,918
Deferred income taxes	16,771	15,278
Other liabilities	790	816

Total long-term liabilities	245,835	265,012

SHAREHOLDERS’ EQUITY:
Preferred shares, without par value, 5,000 authorized, none issued	—	—
Common shares, without par value, 60,000 authorized, 22,402 and 22,399 issued and outstanding at March 31, 2003 and December 31, 2002, respectively, with no stated value	—	—
Additional paid-in capital	141,540	141,516
Retained earnings	84,384	77,379
Accumulated other comprehensive loss	(3,804)	(2,993)

Total shareholders’ equity	222,120	215,902

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$572,594	$571,127

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

STONERIDGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in thousands except for per share data)

	For the three months ended March 31,

	2003	2002

NET SALES	$159,559	$157,744
COSTS AND EXPENSES:
Cost of goods sold	118,634	118,462
Selling, general and administrative expenses	23,276	21,638

OPERATING INCOME	17,649	17,644
Interest expense, net	7,161	8,622
Other (income) expense, net	(175)	100

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	10,663	8,922
Provision for income taxes	3,658	3,345

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	7,005	5,577
Cumulative effect of accounting change, net of tax	—	(69,834)

NET INCOME (LOSS)	$7,005	$(64,257)

BASIC NET INCOME (LOSS) PER SHARE:
Income before cumulative effect of accounting change, net of tax	$0.31	$0.25
Cumulative effect of accounting change, net of tax	—	(3.12)

Basic net income (loss) per share	$0.31	$(2.87)

WEIGHTED AVERAGE SHARES OUTSTANDING	22,402	22,399

DILUTED NET INCOME (LOSS) PER SHARE:
Income before cumulative effect of accounting change, net of tax	$0.31	$0.25
Cumulative effect of accounting change, net of tax	—	(3.11)

Diluted net income (loss) per share	$0.31	$(2.86)

WEIGHTED AVERAGE SHARES OUTSTANDING	22,600	22,486

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

STONERIDGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)

	For the three months ended March 31,

	2003	2002

OPERATING ACTIVITIES:
Net income (loss)	$7,005	$(64,257)
Adjustments to reconcile net income (loss) to net cash provided by operating activities-
Depreciation and amortization	5,857	5,709
Deferred income taxes	1,104	1,693
Equity in (earnings) loss of unconsolidated subsidiaries	(261)	11
Loss on sale of fixed assets	38	—
Cumulative effect of accounting change, net of tax	—	69,834
Changes in operating assets and liabilities-
Accounts receivable, net	(13,975)	(13,835)
Inventories	4,388	1,848
Prepaid expenses and other	534	3,542
Other assets, net	(792)	(1,505)
Accounts payable	6,662	3,917
Accrued expenses and other	9,462	7,238

Net cash provided by operating activities	20,022	14,195

INVESTING ACTIVITIES:
Capital expenditures	(4,357)	(4,249)
Proceeds from sale of fixed assets	182	—
Other, net	(2)	2

Net cash used for investing activities	(4,177)	(4,247)

FINANCING ACTIVITIES:
Repayments of long-term debt	(20,992)	(8,514)
Net borrowings (repayments) under revolving credit facilities	26	(887)

Net cash used for financing activities	(20,966)	(9,401)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	58	(80)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,063)	467
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	27,235	4,369

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,172	$4,836

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in thousands)

1.

The accompanying condensed consolidated financial statements have been prepared by Stoneridge, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”).  The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Commission’s rules and regulations.  Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s 2002 Annual Report to Shareholders.

The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

2.

Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for approximately 71% and 73% of the Company’s inventories at March 31, 2003 and December 31, 2002, respectively, and by the first-in, first-out (FIFO) method for all other inventories. Inventory cost includes material, labor and overhead. Inventories consist of the following:

	March 31, 2003	December 31, 2002

Raw materials	$24,911	$28,157
Work in progress	10,021	10,229
Finished goods	12,413	13,313
LIFO reserve	(440)	(560)

Total	$46,905	$51,139

3.

The Company uses derivative financial instruments to reduce exposure to market risk resulting from fluctuations in interest rates and currency rates.  The Company does not enter into financial instruments for trading purposes.  Management believes that its use of these instruments to reduce risk is in the Company’s best interest.

The Company has foreign currency forward contracts to purchase $11.2 million of Swedish krona and British pounds to satisfy krona and pound denominated debt obligations.  The estimated fair value of these forward contracts at March 31, 2003, per quoted market sources, was $11.2 million.  The contracts are marked to market through earnings.

4.

Under Statement of Financial Accounting Standard (SFAS) 142, “Goodwill and Other Intangible Assets,” goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test.  In accordance with the transition provisions of SFAS 142, the Company completed the two-step transitional goodwill impairment analysis for both reporting units of the Company as of January 1, 2002.  The initial impairment test indicated that the carrying values of the reporting units exceeded the corresponding fair values of the reporting units, which were determined based on a combination of valuation techniques including the guideline company method, the transaction method and the discounted cash flow method.  The implied fair value of goodwill in these reporting units was then determined through the allocation of the fair values to the underlying assets and liabilities.  The January 1, 2002 carrying value of the goodwill in these reporting units exceeded their implied fair value by $90.1 million.  The $69.8 million write-down of goodwill to its fair value, which is net of $20.3 million of related tax benefits, was reported as a

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in thousands)

cumulative effect of accounting change in the accompanying consolidated financial statements as of January 1, 2002.  The Company performed an annual impairment test of goodwill as of October 1, 2002 and no additional impairment was recognized.

	Vehicle Management & Power Distribution	Control Devices	Total

Goodwill balance at January 1, 2002	$31,800	$313,592	$345,392
Cumulative effect of accounting change	(31,800)	(58,300)	(90,100)

Goodwill balance at December 31, 2002	$—	$255,292	$255,292

There was no change in the carrying value of goodwill by reportable operating segment during the first quarter of 2003.

The transitional goodwill impairment analysis mentioned above was completed during the second quarter of 2002; however, the cumulative effect charge was effective as of January 1, 2002.  Therefore, the first quarter 2002 net income is restated as follows:

Net income, as originally reported	$5,577
Cumulative effect of accounting change, net of tax	(69,834)

Net loss, as restated	$(64,257)

The Company had the following intangible assets subject to amortization at March 31, 2003 and December 31, 2002, respectively:

	March 31, 2003	December 31, 2002

Patents:
Gross carrying amount	$2,779	$2,779
Accumulated amortization	1,313	1,243

Net carrying amount	$1,466	$1,536

Aggregate amortization expense on patents was $70 for the quarter ended March 31, 2003. Estimated annual amortization expense is $279 for 2003-2006, $212 for 2007 and $210 for 2008.

5.

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”.  Among other things, SFAS 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS 4.  Any gain or loss on an extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Accounting Principles Board Opinion 30 for classification as an extraordinary item shall be reclassified.  The Company adopted this Statement effective January 1, 2003, and accordingly, the extraordinary loss of $3.6 million, net of tax, recorded as a result of the early extinguishment of debt which occurred in the second quarter of 2002, will be reclassified as a component of income from continuing operations in the financial statements for the quarter ending June 30, 2003.

6.	In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 addresses financial accounting and reporting for costs associated with exit and

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in thousands)

disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”.  The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002.  The adoption of SFAS 146 did not have a material impact on the Company’s consolidated financial statements.

7.

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

The Company has adopted the disclosure-only provisions of SFAS 123, “Accounting for Stock-Based Compensation.”  The Company continues to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee share options.  Because the exercise price of the Company’s employee share options equaled the market price of the shares on the date of grant, no compensation expense has been recorded.

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	March 31, 2003	March 31, 2002

Net income (loss), as reported	$7,005	$(64,257)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	246	326

Pro forma net income (loss)	$6,759	$(64,583)

Net income (loss) per share:
Basic – as reported	$0.31	$(2.87)

Basic – pro forma	$0.30	$(2.88)

Diluted – as reported	$0.31	$(2.86)

Diluted – pro forma	$0.30	$(2.87)

8.	Other comprehensive (loss) income includes foreign currency translation adjustments and derivative transactions, net of related tax. Comprehensive income (loss) consists of the following:

	March 31, 2003	March 31, 2002

Net income (loss)	$7,005	$(64,257)
Other comprehensive (loss) income	(811)	593

Comprehensive income (loss)	$6,194	$(63,664)

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

In conjunction with the issuance of the senior notes, the Company also entered into a new  $200.0 million credit agreement (of which $29.0 million was outstanding at March 31, 2003) with a bank group. The credit agreement has the following components: a $100.0 million revolving facility (of which $96.5 million is currently available), including a $10.0 million swing line facility, and a $100.0 million term facility. The revolving facility expires on April 30, 2007 and requires a commitment fee of 0.375% to 0.500% on the unused balance as well as a utilization fee of 0.125% to 0.250% when the unutilized balance equals or exceeds 50.0% of the total revolving commitment.  The revolving facility permits the Company to borrow up to half its borrowings in specified foreign currencies.  Interest is payable quarterly at either (i) the prime rate plus a margin of 0.50% to 1.50% or (ii) LIBOR plus a margin of 2.00% to 3.00%, depending upon the Company’s ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA), as defined.  Interest on the swing line facility is payable monthly at the quoted overnight borrowing rate plus a margin of 2.00% to 3.00%, depending upon the Company’s ratio of consolidated total debt to consolidated EBITDA, as defined.  The term facility expires on April 30, 2008.  Interest is payable quarterly at either (i) the prime rate plus 1.75% or (ii) LIBOR plus 3.25%. The Company has the right to prepay any of the above mentioned loans in whole or in part, without premium or penalty.  During the first quarter of 2003, the Company prepaid $20.0 million of the term facility and during 2002 the Company prepaid $50.0 million of the term facility.

Long-term debt consists of the following:

	March 31, 2003	December 31, 2002

11 ½% Senior notes, due 2012	$200,000	$200,000
Borrowings under credit agreement	29,000	49,250
Borrowings payable to foreign banks	1,021	1,108
Other	271	552

	230,292	250,910
Less: Current portion	2,018	1,992

	$228,274	$248,918

10.

The Company presents basic and diluted net income (loss) per share in accordance with SFAS 128, “Earnings Per Share”, which requires the presentation of basic net income (loss) per share and diluted net income (loss) per share.  Basic net income (loss) per share was computed by dividing net income (loss) by the weighted-average number of common shares outstanding for each respective period.  Diluted net income (loss) per share was calculated by dividing net income (loss) by the weighted-average of all potentially dilutive common shares that were outstanding during the periods presented.  Actual weighted-average shares outstanding used in calculating basic and diluted net income (loss) per share were as follows:

	Three Months Ended March 31,

	2003	2002

Basic weighted average shares outstanding	22,402	22,399
Effect of dilutive securities	198	87

Diluted weighted average shares outstanding	22,600	22,486

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in thousands)

11.

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

The Company has two reportable operating segments: Vehicle Management & Power Distribution and Control Devices.  These reportable operating segments were determined based on the differences in the nature of the products offered.  The Vehicle Management & Power Distribution operating segment produces electronic instrument clusters, electronic control units, driver information systems and electrical distribution systems, primarily wiring harnesses and connectors for electrical power and signal distribution.  The Control Devices operating segment produces electronic and electromechanical switches, control actuation devices and sensors.

The accounting policies of the Company’s operating segments are the same as those described in Note 2, “Summary of Significant Accounting Policies,” of the Company’s December 31, 2002 Form 10-K. The Company evaluates the performance of its operating segments based primarily on revenues from external customers, net income and capital expenditures.  Intersegment sales are accounted for on terms similar to those to third parties and are eliminated upon consolidation.

A summary of financial information by reportable operating segment is as follows:

	March 31, 2003

	Vehicle Management & Power Distribution	Control Devices	Eliminations	Consolidated

Sales from external customers	$69,777	$89,782	$—	$159,559
Intersegment sales	3,738	496	(4,234)	—

Total net sales	$73,515	$90,278	$(4,234)	$159,559
Net income	$1,658	$5,347	$—	$7,005
Depreciation and amortization	$2,003	$3,233	$—	$5,236
Interest expense, net	$1,017	$6,144	$—	$7,161
Provision for income taxes	$866	$2,792	$—	$3,658
Capital expenditures	$2,029	$2,328	$—	$4,357
Total assets	$141,343	$431,251	$—	$572,594

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in thousands)

	March 31, 2002

	Vehicle Management & Power Distribution	Control Devices	Eliminations	Consolidated

Sales from external customers	$62,640	$95,104	$—	$157,744
Intersegment sales	2,855	332	(3,187)	—

Total net sales	$65,495	$95,436	$(3,187)	$157,744
Net loss	$(31,672)	$(32,585)	$—	$(64,257)
Depreciation and amortization	$1,960	$3,121	$—	$5,081
Interest expense, net	$1,222	$7,400	$—	$8,622
Provision for income taxes	$77	$3,268	$—	$3,345
Cumulative effect of accounting change, net of tax	$(31,800)	$(38,034)	$—	$(69,834)
Capital expenditures	$1,900	$2,349	$—	$4,249
Total assets	$180,702	$499,324	$—	$680,026

The following table presents net sales and non-current assets for each of the geographic areas in which the Company operates:

	March 31, 2003	March 31, 2002

Net Sales:
North America	$128,759	$133,157
Europe and other	30,800	24,587

Total	$159,559	$157,744

	March 31, 2003	December 31, 2002

Non-Current Assets:
North America	$342,676	$344,450
Europe and other	51,435	51,002

Total	$394,111	$395,452

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

Presented below are summarized condensed consolidating financial statements of the Parent (which include certain of the Company’s operating units), the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the Company on a consolidated basis, as of March 31, 2003 and December 31, 2002, and for the three months ended March 31, 2003 and 2002.

These summarized condensed consolidating financial statements are prepared on the equity method.  Separate financial statements for the Guarantor Subsidiaries are not presented based on management’s determination that they do not provide additional information that is material to investors.  Therefore, the Guarantor Subsidiaries are combined in the presentation below.

	March 31, 2003

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,328	$23	$10,821	$—	$22,172
Accounts receivable, net	43,414	33,108	20,456	(3,491)	93,487
Inventories, net	21,070	12,180	13,655	—	46,905
Prepaid expenses and other	(196,626)	181,221	24,933	—	9,528
Deferred income taxes	3,756	2,822	(187)	—	6,391

Total current assets	$(117,058)	$229,354	$69,678	$(3,491)	$178,483

PROPERTY, PLANT AND EQUIPMENT, net	54,387	32,949	22,490	—	109,826
OTHER ASSETS:
Goodwill	234,701	20,591	—	—	255,292
Investments and other, net	38,971	603	398	(10,979)	28,993
Investment in subsidiaries	304,063	—	—	(304,063)	—

TOTAL ASSETS	$515,064	$283,497	$92,566	$(318,533)	$572,594

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$1,000	$—	$1,018	$—	$2,018
Accounts payable	22,382	16,966	14,004	(3,432)	49,920
Accrued expenses and other	25,574	10,487	16,699	(59)	52,701

Total current liabilities	48,956	27,453	31,721	(3,491)	104,639

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	228,002	—	11,251	(10,979)	228,274
Deferred income taxes	15,986	3,836	(3,051)	—	16,771
Other liabilities	—	—	790	—	790

Total long-term liabilities	243,988	3,836	8,990	(10,979)	245,835

SHAREHOLDERS’ EQUITY	222,120	252,208	51,855	(304,063)	222,120

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$515,064	$283,497	$92,566	$(318,533)	$572,594

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in thousands)

Supplemental condensed consolidating financial statements (continued):

	December 31, 2002

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,698	$167	$8,370	$—	$27,235
Accounts receivable, net	35,941	30,295	16,137	(3,031)	79,342
Inventories, net	23,940	13,346	13,853	—	51,139
Prepaid expenses and other	(175,807)	168,489	19,373	—	12,055
Deferred income taxes	3,051	3,043	(190)	—	5,904

Total current assets	(94,177)	215,340	57,543	(3,031)	175,675

PROPERTY, PLANT AND EQUIPMENT, NET	55,714	33,875	22,249	—	111,838
OTHER ASSETS:
Goodwill	234,701	20,591	—	—	255,292
Investments and other, net	40,514	507	914	(13,613)	28,322
Investment in subsidiaries	287,092	—	—	(287,092)	—

TOTAL ASSETS	$523,844	$270,313	$80,706	$(303,736)	$571,127

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$1,000	$—	$992	$—	$1,992
Accounts payable	19,025	16,864	10,219	(2,957)	43,151
Accrued expenses and other	24,521	5,423	15,200	(74)	45,070

Total current liabilities	44,546	22,287	26,411	(3,031)	90,213

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	247,565	—	14,966	(13,613)	248,918
Deferred income taxes	15,498	3,879	(4,099)	—	15,278
Other liabilities	333	—	483	—	816

Total long-term liabilities	263,396	3,879	11,350	(13,613)	265,012

SHAREHOLDERS’ EQUITY	215,902	244,147	42,945	(287,092)	215,902

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$523,844	$270,313	$80,706	$(303,736)	$571,127

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in thousands)

Supplemental condensed consolidating financial statements (continued):

	For the three months ended March 31, 2003

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

NET SALES	$69,588	$55,700	$39,758	$(5,487)	$159,559
COSTS AND EXPENSES:
Cost of goods sold	55,803	38,931	29,387	(5,487)	118,634
Selling, general and administrative expenses	10,426	7,757	5,093	—	23,276

OPERATING INCOME	3,359	9,012	5,278	—	17,649
Interest expense, net	7,060	—	101	—	7,161
Other (income) expense, net	(996)	821	—	—	(175)
Equity earnings from subsidiaries	(9,211)	—	—	9,211	—

INCOME BEFORE INCOME TAXES	6,506	8,191	5,177	(9,211)	10,663
(Benefit) Provision for income taxes	(499)	2,810	1,347	—	3,658

NET INCOME	$7,005	$5,381	$3,830	$(9,211)	$7,005

	For the three months ended March 31, 2002

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

NET SALES	$69,631	$60,082	$32,619	$(4,588)	$157,744
COSTS AND EXPENSES:
Cost of goods sold	53,351	43,156	26,543	(4,588)	118,462
Selling, general and administrative expenses	9,053	7,560	5,025	—	21,638

OPERATING INCOME	7,227	9,366	1,051	—	17,644
Interest expense, net	8,439	—	183	—	8,622
Other (income) expense, net	(444)	544	—	—	100
Equity earnings from subsidiaries	30,381	—	—	(30,381)	—

(LOSS) INCOME BEFORE INCOME TAXES	(31,149)	8,822	868	30,381	8,922
(Benefit) Provision for income taxes	(250)	3,088	507	—	3,345

(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(30,899)	5,734	361	30,381	5,577
Cumulative effect of accounting change, net of tax	(33,358)	(4,701)	(31,775)	—	(69,834)

NET (LOSS) INCOME	$(64,257)	$1,033	$(31,414)	$30,381	$(64,257)

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in thousands)

Supplemental condensed consolidating financial statements (continued):

	For the three months ended March 31, 2003

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$14,618	$857	$7,184	$(2,637)	$20,022
INVESTING ACTIVITIES:
Capital expenditures	(1,780)	(1,001)	(1,576)	—	(4,357)
Proceeds from sale of fixed assets	11	—	171	—	182
Other	(5)	—	3	—	(2)

Net cash used for investing activities	(1,774)	(1,001)	(1,402)	—	(4,177)

FINANCING ACTIVITIES:
Repayments of long-term debt	(20,214)	—	(3,415)	2,637	(20,992)
Net borrowings under revolving credit facilities	—	—	26	—	26

Net cash used for financing activities	(20,214)	—	(3,389)	2,637	(20,966)

Effect of exchange rate changes on cash and cash equivalents	—	—	58	—	58

Net change in cash and cash equivalents	(7,370)	(144)	2,451	—	(5,063)
Cash and cash equivalents at beginning of period	18,698	167	8,370	—	27,235

Cash and cash equivalents at end of period	$11,328	$23	$10,821	$—	$22,172

	For the three months ended March 31, 2002

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$9,813	$2,692	$1,607	$83	$14,195
INVESTING ACTIVITIES:
Capital expenditures	(1,339)	(2,678)	(232)	—	(4,249)
Other	(29)	—	(403)	434	2

Net cash used for investing activities	(1,368)	(2,678)	(635)	434	(4,247)

FINANCING ACTIVITIES:
Repayments of long-term debt	(9,798)	—	1,801	(517)	(8,514)
Net borrowings (repayments) under revolving credit facilities	695	—	(1,582)	—	(887)

Net cash used for financing activities	(9,103)	—	219	(517)	(9,401)

Effect of exchange rate changes on cash and cash equivalents	—	—	(80)	—	(80)

Net change in cash and cash equivalents	(658)	14	1,111	—	467
Cash and cash equivalents at beginning of period	714	29	3,626	—	4,369

Cash and cash equivalents at end of period	$56	$43	$4,737	$—	$4,836

13.	Certain prior year amounts have been reclassified to conform to their 2003 presentation in the condensed consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended March 31, 2003 Compared To Three Months Ended March 31, 2002

Net Sales.  Net sales for the first quarter of 2003 increased by $1.9 million, or 1.2%, to $159.6 million from $157.7 million for the same period in 2002. The increase in sales was primarily due to increased content per vehicle within the commercial vehicle market.

Sales for the first quarter of 2003 for North America decreased $4.4 million to $128.8 million from $133.2 million for the same period in 2002.  North American sales accounted for 80.7% of total sales for the first quarter of 2003 compared with 84.4% for the same period in 2002.  An exited product line primarily accounted for the reduction in North American sales.  Sales for the first quarter of 2003 outside North America increased $6.2 million to $30.8 million from $24.6 million for the same period in 2002. Sales outside North America accounted for 19.3% of total sales for the first quarter of 2003 compared with 15.6% for the same period in 2002. The increase in sales outside North America were primarily attributable to favorable currency exchange rates.

Net sales for the Vehicle Management & Power Distribution operating segment were $73.5 million for the first quarter of 2003 as compared to $65.5 million for the corresponding period in 2002.  Increased content per vehicle and favorable currency exchange rates positively impacted first quarter results.  Net sales for the Control Devices operating segment were $90.3 million for the first quarter of 2003 as compared to $95.4 million for the corresponding period in 2002.  An exited product line primarily accounted for the reduction in sales.

Cost of Goods Sold.  Cost of goods sold for the first quarter of 2003 increased by $0.1 million, or 0.1%, to $118.6 million from $118.5 million in the first quarter of 2002.  As a percentage of sales, cost of goods sold decreased to 74.4% from 75.1% in 2002.  The improvement as a percent of sales was primarily attributable to moving production to low cost locations, as well as improved operating leverage as a result of cost reduction initiatives, including Six Sigma, lean manufacturing and improved productivity, partially offset by pricing pressures.

Selling, General and Administrative Expenses.  Selling, general and administrative (SG&A) expenses increased by $1.7 million to $23.3 million in the first quarter of 2003 from $21.6 million for the same period in 2002.  As a percentage of sales, SG&A expenses increased to 14.6% for the first quarter of 2003 from 13.7% for the same period in 2002.  The increase in SG&A expenses was primarily due to the restoration of certain benefits that were eliminated in the prior year.

Interest Expense, net.  Interest expense for the first quarter was $7.2 million and $8.6 million in 2003 and 2002, respectively.  Average outstanding indebtedness was $244.0 million and $287.3 million for the first three months of 2003 and 2002, respectively.

Other (Income) Expense, net.  Other (income) expense, which primarily represented equity (income) losses of unconsolidated subsidiaries, was $(0.2) million and $0.1 million for the quarters ended March 31, 2003 and 2002, respectively.

Income Before Income Taxes and Cumulative Effect of Accounting Change. As a result of the foregoing, income before income taxes and cumulative effect of accounting change increased by $1.8 million for the first quarter of 2003 to $10.7 million from $8.9 million in 2002.

Provision for Income Taxes.  The Company recognized provisions for income taxes of $3.7 million, or 34.3% of pre-tax income and $3.3 million, or 37.5% of pre-tax income for federal, state and foreign income taxes for the first quarter of 2003 and 2002, respectively.  The decrease in the effective tax rate was primarily due to the fact that non-U.S. pre-tax income, which is taxed at a lower rate than U.S. income, in the first quarter of 2003, was higher than in the first quarter of 2002.  Ongoing tax planning initiatives also contributed to the decrease.

Income Before Cumulative Effect of Accounting Change.  As a result of the foregoing, income before cumulative effect of accounting change increased by $1.4 million for the first quarter of 2003 to $7.0 million from $5.6 million in 2002.

Cumulative Effect of Accounting Change, net of tax.  In accordance with the transition provisions of SFAS 142, the Company completed the two-step transitional goodwill impairment analysis in 2002.  As a result, the Company recorded as a cumulative effect of accounting change, a non-cash, after-tax charge of $69.8 million, to write off a portion of the carrying value of goodwill.  The Company performed an annual impairment test of goodwill as of October 1, 2002 and no additional impairment was recognized.  See Note 4 to the Company’s consolidated financial statements for more information on the Company’s application of this new accounting standard.

Net Income (Loss).  As a result of the foregoing, net income increased by $71.3 million to $7.0 million for the first quarter of 2003 from a net loss of $(64.3) million in 2002.

Liquidity and Capital Resources

          Net cash provided by operating activities was $20.0 million and $14.2 million for the quarters ended March 31, 2003 and 2002, respectively. The increase in net cash from operating activities of $5.8 million was primarily attributable to a combination of lower levels of working capital and an increase in net income.

          Net cash used for investing activities was $4.2 million for each of the quarters ended March 31, 2003 and 2002, respectively, and primarily related to capital expenditures.

          Net cash used for financing activities was $21.0 million and $9.4 million for the quarters ended March 31, 2003 and 2002, respectively.  Improved cash flows from operations for the quarter ended March 31, 2003 were used primarily to pay down outstanding debt.

          The Company has entered into foreign currency forward contracts to purchase $11.2 million of Swedish krona and British pounds to satisfy krona and pound denominated debt obligations.  The estimated fair value of these forward contracts at March 31, 2003, per quoted market sources, was $11.2 million. The contracts are marked to market through earnings and are not accounted for using hedge accounting. The Company does not use derivatives for speculative or profit-motivated purposes.

          The following table summarizes the Company’s future cash outflows resulting from financial contracts and commitments, as of March 31, 2003:

Contractual Obligations:	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years

Long-term debt	$230,292	$2,018	$2,274	$2,000	$224,000
Operating leases	10,185	4,137	4,353	1,646	49

Total contractual obligations	$240,477	$6,155	$6,627	$3,646	$224,049

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

Forward-Looking Statements

          Portions of this report may contain “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, the Company’s (i) future product and facility expansion, (ii) acquisition strategy, (iii) investments and new product development, and (iv) growth opportunities related to awarded business.  Forward-looking statements may be identified by the words “will,” “may,” “designed to,” “believes,” “plans,” “expects,” “continue,” and similar expressions.  The forward-looking statements in this report are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other factors:

•	the loss of a major customer;
•	a decline in automotive, medium- and heavy-duty truck, agricultural or off-highway vehicle production;
•	a decline in general economic conditions in any of the various countries in which the Company operates;
•	labor disruptions at the Company’s facilities or at any of the Company’s significant customers or suppliers;
•	the ability of the Company’s suppliers to supply it with parts and components at competitive prices on a timely basis;
•	the significant amount of debt and the restrictive covenants contained in the Company’s credit facility;
•	customer acceptance of new products;
•	capital availability or costs, including changes in interest rates or market perceptions of the Company;
•	changes by the Financial Accounting Standards Board or the Securities and Exchange Commission of authoritative generally accepted accounting principles or policies;
•	the impact of laws and regulations, including environmental laws and regulations; and
•	the occurrence or non-occurrence of circumstances beyond the Company’s control.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          The Company is exposed to certain market risks, primarily resulting from the effects of changes in interest rates. To reduce exposures to market risks resulting from fluctuations in interest rates, the Company uses a combination of variable and fixed rate debt.  At March 31, 2003, approximately 12.7% of the Company’s debt was variable rate debt.  The Company believes that a 1.0% increase or decrease in the interest rate on variable rate debt could affect annual interest expense by approximately $0.3 million.

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

ITEM 4.   CONTROLS AND PROCEDURES

          As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

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

          None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.     OTHER INFORMATION

          None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
99.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b)	Reports on Forms 8-K

1.

On March 31, 2003, the Company filed a Current Report on Form 8-K reporting the Chief Executive Officer and Chief Financial Officer’s certification of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STONERIDGE, INC.

Date: May 13, 2003	/s/ CLOYD J. ABRUZZO

Cloyd J. Abruzzo
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2003	/s/ KEVIN P. BAGBY

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

Cloyd J. Abruzzo, President and Chief Executive Officer May 13, 2003

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

/s/ KEVIN P. BAGBY

Kevin P. Bagby, Vice President and Chief Financial Officer May 13, 2003

STONERIDGE, INC.

EXHIBIT INDEX

Exhibit Number	Exhibit

99.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.