Form 10-Q
period 2003-06-30
STONERIDGE INC
filed 2003-08-14
CIK 1043337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

The number of Common Shares, without par value, outstanding as of August 12, 2003 was 22,406,811.

STONERIDGE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STONERIDGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2003	December 31, 2002
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$29,476	$27,235
Accounts receivable, net	95,781	79,342
Inventories, net	48,362	51,139
Prepaid expenses and other	9,137	12,055
Deferred income taxes	6,092	5,904

Total current assets	188,848	175,675

PROPERTY, PLANT AND EQUIPMENT, net	108,031	111,838
OTHER ASSETS:
Goodwill	255,292	255,292
Investments and other, net	29,371	28,322

TOTAL ASSETS	$581,542	$571,127

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$1,644	$1,992
Accounts payable	49,340	43,151
Accrued expenses and other	51,967	45,070

Total current liabilities	102,951	90,213

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	228,181	248,918
Deferred income taxes	18,322	15,278
Other liabilities	940	816

Total long-term liabilities	247,443	265,012

SHAREHOLDERS’ EQUITY:
Preferred shares, without par value, 5,000 authorized, none issued	—	—
Common shares, without par value, 60,000 authorized, 22,402 and 22,399 issued and outstanding at June 30, 2003 and December 31, 2002, respectively, with no stated value	—	—
Additional paid-in capital	141,540	141,516
Retained earnings	90,716	77,379
Accumulated other comprehensive loss	(1,108)	(2,993)

Total shareholders’ equity	231,148	215,902

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$581,542	$571,127

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements.

STONERIDGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands except for per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
NET SALES	$155,025	$172,044	$314,583	$329,788

COSTS AND EXPENSES:
Cost of goods sold	114,700	123,852	233,332	242,315
Selling, general and administrative expenses	23,993	22,875	47,782	44,483

OPERATING INCOME	16,332	25,317	33,469	42,990
Interest expense, net	6,592	8,154	13,753	16,776
Loss on extinguishment of debt	—	5,771	—	5,771
Other expense, net	695	859	7	988

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	9,045	10,533	19,709	19,455
Provision for income taxes	2,714	3,714	6,372	7,059

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	6,331	6,819	13,337	12,396
Cumulative effect of accounting change, net of tax	—	—	—	(69,834)

NET INCOME (LOSS)	$6,331	$6,819	$13,337	$(57,438)

BASIC NET INCOME (LOSS) PER SHARE:
Income before cumulative effect of accounting change	$0.28	$0.30	$0.60	$0.55
Cumulative effect of accounting change, net of tax	—	—	—	(3.11)

Basic net income (loss) per share	$0.28	$0.30	$0.60	$(2.56)

DILUTED NET INCOME (LOSS) PER SHARE:
Income before extraordinary loss and cumulative effect of accounting change	$0.28	$0.30	$0.59	$0.55
Cumulative effect of accounting change, net of tax	—	—	—	(3.09)

Diluted net income (loss) per share	$0.28	$0.30	$0.59	$(2.54)

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements.

STONERIDGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the six months ended June 30,
	2003	2002
OPERATING ACTIVITIES:
Net income (loss)	$13,337	$(57,438)
Adjustments to reconcile net income (loss) to net cash from operating activities-
Depreciation and amortization	11,987	12,138
Deferred income taxes	3,268	5,254
Loss (gain) on sale of fixed assets	94	(20)
Equity in (earnings) loss of unconsolidated subsidiaries	(797)	172
Loss on extinguishment of debt	—	5,771
Cumulative effect of accounting change	—	69,834
Changes in operating assets and liabilities-
Accounts receivable	(15,222)	(14,042)
Inventories	3,755	1,782
Prepaid expenses and other	1,114	4,299
Other assets	(882)	(999)
Accounts payable	5,349	2,596
Accrued expenses and other	8,381	16,662

Net cash provided by operating activities	30,384	46,009

INVESTING ACTIVITIES:
Capital expenditures	(7,406)	(7,251)
Proceeds from sale of fixed assets	715	20
Other	(3)	(24)

Net cash used by investing activities	(6,694)	(7,255)

FINANCING ACTIVITIES:
Proceeds from issuance of senior notes	—	200,000
Extinguishment of revolving facility	—	(37,641)
Extinguishment of term debt	—	(226,139)
Net repayments under revolving facilities	(347)	(13,613)
Proceeds from long-term debt	—	100,000
Repayments of long-term debt	(21,839)	(9,958)
Debt issuance costs	—	(10,647)
Interest rate swap termination costs	—	(5,274)

Net cash used by financing activities	(22,186)	(3,272)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	737	387

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,241	35,869

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	27,235	4,369

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,476	$40,238

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share amounts)

1.	The accompanying condensed consolidated financial statements have been prepared by Stoneridge, Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the Commission). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Commission’s rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s 2002 Annual Report to Shareholders.

The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

2.	Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for approximately 66% and 73% of the Company’s inventories at June 30, 2003 and December 31, 2002, respectively, and by the first-in, first-out (FIFO) method for all other inventories. Inventory cost includes material, labor and overhead. Inventories consist of the following:

	June 30, 2003	December 31, 2002
Raw materials	$25,749	$28,157
Work in progress	9,156	10,229
Finished goods	14,007	13,313
LIFO reserve	(550)	(560)

Total	$48,362	$51,139

3.	The Company uses derivative financial instruments to reduce exposure to market risks resulting from fluctuations in interest rates (swaps) and currency rates (forward contracts). The Company does not enter into financial instruments for trading purposes. Management believes that its use of these instruments to reduce risk is in the Company’s best interest. At June 30, 2003, the Company had no active interest rate swaps.

The Company has foreign currency forward contracts to purchase $7.4 million of Swedish krona to satisfy krona denominated debt obligations. The estimated fair value of these forward contracts at June 30, 2003, per quoted market sources, was $7.2 million. The contracts are marked to market through earnings.

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

	Vehicle Management & Power Distribution	Control Devices	Total
Goodwill balance at January 1, 2002	$31,800	$313,592	$345,392
Cumulative effect of accounting change	(31,800)	(58,300)	(90,100)

Goodwill balance at December 31, 2002	$—	$255,292	$255,292

There was no change in the carrying value of goodwill by reportable operating segment during the first six months of 2003.

5.	In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. Among other things, SFAS 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS 4. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Accounting Principles Board Opinion 30 for classification as an extraordinary item shall be reclassified. The Company adopted this Statement effective January 1, 2003, and accordingly, the extraordinary loss of $3.6 million, net of tax, recorded in the second quarter of 2002 as a result of the early extinguishment of debt described in Note 10 was reclassified as a component of income from continuing operations. Therefore, income before income taxes and cumulative effect of accounting change as well as the income tax provision for the three and six months ended June 30, 2002 are restated as follows:

	Three months ended June 30, 2002	Six months ended June 30, 2002
Income before income taxes and cumulative effect of accounting change, as originally reported	$16,304	$25,226
Loss on extinguishment of debt, pre-tax	(5,771)	(5,771)

Income before income taxes and cumulative effect of accounting change, as restated	$10,533	$19,455

	Three months ended June 30, 2002	Six months ended June 30, 2002
Provision for income taxes, as originally reported	$5,878	$9,223
Tax benefit from loss on extinguishment of debt	(2,164)	(2,164)

Provision for income taxes, as restated	$3,714	$7,059

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

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income (loss), as reported	$6,331	$6,819	$13,337	$(57,438)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	337	375	583	701

Pro forma net income (loss)	$5,994	$6,444	$12,754	$(58,139)

Net income (loss) per share:
Basic – as reported	$0.28	$0.30	$0.60	$(2.56)
Basic – pro forma	$0.27	$0.29	$0.57	$(2.60)

Diluted – as reported	$0.28	$0.30	$0.59	$(2.54)
Diluted – pro forma	$0.26	$0.28	$0.56	$(2.57)

8.	In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how public companies classify and measure in their statement of financial position certain financial instruments with characteristics of both liabilities and equity. This statement became effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not impact the Company’s consolidated financial statements.

9.

In January 2003, the FASB issued interpretation (FIN) 46, “Consolidation of Variable Interest Entities.” FIN 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. The provisions of FIN 46 are applicable immediately to all variable interest entities created after January 31, 2003. For variable interest

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share amounts)

entities created or acquired before February 1, 2003, the provisions must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently evaluating the effects of the issuance of the interpretation.

10.	Other comprehensive income includes foreign currency translation adjustments and derivative transactions, net of related tax. Comprehensive income (loss) consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income (loss)	$6,331	$6,819	$13,337	$(57,438)
Other comprehensive income	2,696	2,427	1,885	3,020

Comprehensive income (loss)	$9,027	$9,246	$15,222	$(54,418)

11.	On May 1, 2002, the Company issued $200.0 million aggregate principal amount of senior notes. The $200.0 million notes bear interest at an annual rate of 11.50% and mature on May 1, 2012. Interest is payable on May 1 and November 1 of each year. The Company registered the notes under the Securities Act of 1933 on May 17, 2002. On July 1, 2002, the Company completed an exchange offer of the senior notes for substantially identical notes registered under the Securities Act of 1933.

In conjunction with the issuance of the senior notes, the Company also entered into a new $200.0 million credit agreement (of which $28.8 million was outstanding at June 30, 2003) with a bank group. The credit agreement has the following components: a $100.0 million revolving facility (of which $95.9 million was available at June 30, 2003), including a $10.0 million swing line facility, and a $100.0 million term facility. The revolving facility expires on April 30, 2007 and requires a commitment fee of 0.375% to 0.500% on the unused balance as well as a utilization fee of 0.125% to 0.250% when the unutilized balance equals or exceeds 50.0% of the total revolving commitment. The revolving facility permits the Company to borrow up to half its borrowings in specified foreign currencies. Interest is payable quarterly at either (i) the prime rate plus a margin of 0.50% to 1.50% or (ii) LIBOR plus a margin of 2.00% to 3.00%, depending upon the Company’s ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA), as defined. Interest on the swing line facility is payable monthly at the quoted overnight borrowing rate plus a margin of 2.00% to 3.00%, depending upon the Company’s ratio of consolidated total debt to consolidated EBITDA, as defined. The term facility expires on April 30, 2008. Interest is payable quarterly at either (i) the prime rate plus 1.75% or (ii) LIBOR plus 3.25%. The Company has the right to prepay any of the above mentioned loans in whole or in part, without premium or penalty. During the first quarter of 2003, the Company prepaid $20.0 million of the term facility.

Long-term debt consists of the following:

	June 30, 2003	December 31, 2002
11 1/2% Senior notes, due 2012	$200,000	$200,000
Borrowings under credit agreement	28,750	49,250
Borrowings payable to foreign banks	637	1,108
Other	438	552

	229,825	250,910
Less: Current portion	1,644	1,992

	$228,181	$248,918

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share amounts)

12.	The Company presents basic and diluted net income (loss) per share in accordance with SFAS 128, “Earnings Per Share”, which requires the presentation of basic net income (loss) per share and diluted net income (loss) per share. Basic net income (loss) per share was computed by dividing net income (loss) by the weighted-average number of common shares outstanding for each respective period. Diluted net income (loss) per share was calculated by dividing net income (loss) by the weighted-average of all potentially dilutive common shares that were outstanding during the periods presented. Actual weighted-average shares outstanding used in calculating basic and diluted net income (loss) per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Basic weighted average shares outstanding	22,402	22,399	22,402	22,399
Effect of dilutive securities	242	247	221	197

Diluted weighted average shares outstanding	22,644	22,646	22,623	22,596

13.	SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” established standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise that are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer.

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

A summary of financial information by reportable operating segment is as follows:

	For the three months ended June 30, 2003
	Vehicle Management & Power Distribution	Control Devices	Eliminations	Consolidated
Sales from external customers	$70,133	$84,892	$—	$155,025
Intersegment sales	3,117	487	(3,604)	—

Total net sales	$73,250	$85,379	$(3,604)	$155,025

Net income	$1,535	$4,796	$—	$6,331
Depreciation and amortization	$2,157	$3,350	$—	$5,507
Interest expense, net	$848	$5,744	$—	$6,592
Provision for income taxes	$658	$2,056	$—	$2,714

Capital expenditures	$1,195	$1,854	$—	$3,049

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share amounts)

	For the three months ended June 30, 2002
	Vehicle Management & Power Distribution	Control Devices	Eliminations	Consolidated
Sales from external customers	$69,382	$102,662	$—	$172,044
Intersegment sales	3,768	480	(4,248)	—

Total net sales	$73,150	$103,142	$(4,248)	$172,044

Net income	$1,299	$5,520	$—	$6,819
Depreciation and amortization	$2,059	$3,216	$—	$5,275
Interest expense, net	$1,342	$6,812	$—	$8,154
Loss on extinguishment of debt	$644	$5,127	$—	$5,771
Provision for income taxes	$718	$2,996	$—	$3,714

Capital expenditures	$1,126	$1,876	$—	$3,002

	For the six months ended June 30, 2003
	Vehicle Management & Power Distribution	Control Devices	Eliminations	Consolidated
Sales from external customers	$139,909	$174,674	$—	$314,583
Intersegment sales	6,855	983	(7,838)	—

Total net sales	$146,764	$175,657	$(7,838)	$314,583

Net income	$3,192	$10,145	$—	$13,337
Depreciation and amortization	$4,160	$6,583	$—	$10,743
Interest expense, net	$1,865	$11,888	$—	$13,753
Provision for income taxes	$1,525	$4,847	$—	$6,372

Capital expenditures	$3,223	$4,183	$—	$7,406

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share amounts)

	For the six months ended June 30, 2002
	Vehicle Management & Power Distribution	Control Devices	Eliminations	Consolidated
Sales from external customers	$132,021	$197,767	$—	$329,788
Intersegment sales	10,556	1,119	(11,675)	—

Total net sales	$142,577	$198,886	$(11,675)	$329,788

Net loss	$(30,382)	$(27,056)	$—	$(57,438)
Depreciation and amortization	$4,019	$6,337	$—	$10,356
Interest expense, net	$2,565	$14,211	$—	$16,776
Loss on extinguishment of debt	$644	$5,127	$—	$5,771
Provision for income taxes	$808	$6,251	$—	$7,059

Cumulative effect of accounting change, net of tax	$(31,800)	$(38,034)	$—	$(69,834)

Capital expenditures	$3,027	$4,224	$—	$7,251

The following table presents net sales and non-current assets for each of the geographic areas in which the Company operates:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net Sales:
North America	$124,313	$145,047	$253,071	$278,207
Europe and other	30,712	26,997	61,512	51,581

Total	$155,025	$172,044	$314,583	$329,788

	June 30, 2003	December 31, 2002
Non-Current Assets:
North America	$340,965	$344,450
Europe and other	51,729	51,002

Total	$392,694	$395,452

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share amounts)

14.	The senior notes and the credit facility are fully and unconditionally guaranteed, jointly and severally, by each of the Company’s existing and future domestic wholly-owned subsidiaries (Guarantor Subsidiaries). The Company’s non-U.S. subsidiaries are not guaranteeing the senior notes and the credit facility (Non-Guarantor Subsidiaries).

Presented below are summarized condensed consolidating financial statements of the Parent (which includes certain of the Company’s operating units), the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the Company on a consolidated basis, as of June 30, 2003 and December 31, 2002, and for the three and six months ended June 30, 2003 and 2002.

These summarized condensed consolidating financial statements are prepared on the equity method. Separate financial statements for the Guarantor Subsidiaries are not presented based on management’s determination that they do not provide additional information that is material to investors. Therefore, the Guarantor Subsidiaries are combined in the presentation below.

	June 30, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,072	$25	$9,379	$—	$29,476
Accounts receivable, net	47,418	31,112	20,989	(3,738)	95,781
Inventories, net	20,128	11,974	16,260	—	48,362
Prepaid expenses and other	(210,217)	192,553	26,801	—	9,137
Deferred income taxes	3,102	3,185	(195)	—	6,092

Total current assets	$(119,497)	$238,849	$73,234	$(3,738)	$188,848

PROPERTY, PLANT AND EQUIPMENT, net	53,373	31,827	22,831	—	108,031
OTHER ASSETS:
Goodwill	234,701	20,591	—	—	255,292
Investments and other, net	35,357	561	559	(7,106)	29,371
Investment in subsidiaries	315,292	—	—	(315,292)	—

TOTAL ASSETS	$519,226	$291,828	$96,624	$(326,136)	$581,542

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$1,000	$—	$644	$—	$1,644
Accounts payable	21,792	16,955	14,289	(3,696)	49,340
Accrued expenses and other	21,825	12,467	17,717	(42)	51,967

Total current liabilities	44,617	29,422	32,650	(3,738)	102,951

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	227,751	—	7,536	(7,106)	228,181
Deferred income taxes	15,710	4,009	(1,397)	—	18,322
Other liabilities	—	—	940	—	940

Total long-term liabilities	243,461	4,009	7,079	(7,106)	247,443

SHAREHOLDERS’ EQUITY	231,148	258,397	56,895	(315,292)	231,148

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$519,226	$291,828	$96,624	$(326,136)	$581,542

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share amounts)

Supplemental condensed consolidating financial statements (continued):

	December 31, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,698	$167	$8,370	$—	$27,235
Accounts receivable, net	35,941	30,295	16,137	(3,031)	79,342
Inventories, net	23,940	13,346	13,853	—	51,139
Prepaid expenses and other	(177,321)	168,489	20,887	—	12,055
Deferred income taxes	3,051	3,043	(190)	—	5,904

Total current assets	(95,691)	215,340	59,057	(3,031)	175,675

PROPERTY, PLANT AND EQUIPMENT, NET	55,714	33,875	22,249	—	111,838
OTHER ASSETS:
Goodwill	234,701	20,591	—	—	255,292
Investments and other, net	40,514	507	914	(13,613)	28,322
Investment in subsidiaries	287,092	—	—	(287,092)	—

TOTAL ASSETS	$522,330	$270,313	$82,220	$(303,736)	$571,127

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$1,000	$—	$992	$—	$1,992
Accounts payable	19,025	16,864	10,219	(2,957)	43,151
Accrued expenses and other	24,521	5,423	15,200	(74)	45,070

Total current liabilities	44,546	22,287	26,411	(3,031)	90,213

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	247,565	—	14,966	(13,613)	248,918
Deferred income taxes	13,984	3,879	(2,585)	—	15,278
Other liabilities	333	—	483	—	816

Total long-term liabilities	261,882	3,879	12,864	(13,613)	265,012

SHAREHOLDERS’ EQUITY	215,902	244,147	42,945	(287,092)	215,902

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$522,330	$270,313	$82,220	$(303,736)	$571,127

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share amounts)

Supplemental condensed consolidating financial statements (continued):

	For the three months ended June 30, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$70,193	$51,885	$38,698	$(5,751)	$155,025
COSTS AND EXPENSES:
Cost of goods sold	54,525	37,665	28,261	(5,751)	114,700
Selling, general and administrative expenses	9,996	7,294	6,703	—	23,993

OPERATING INCOME	5,672	6,926	3,734	—	16,332

Interest expense, net	6,585	—	7	—	6,592
Other (income) expense, net	(498)	790	403	—	695
Equity earnings from subsidiaries	(6,483)	—	—	6,483	—

INCOME BEFORE INCOME TAXES	6,068	6,136	3,324	(6,483)	9,045

(Benefit) Provision for income taxes	(263)	1,841	1,136	—	2,714

NET INCOME	$6,331	$4,295	$2,188	$(6,483)	$6,331

	For the three months ended June 30, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$75,769	$64,198	$37,257	$(5,180)	$172,044
COSTS AND EXPENSES:
Cost of goods sold	56,698	44,509	27,825	(5,180)	123,852
Selling, general and administrative expenses	10,293	7,466	5,116	—	22,875

OPERATING INCOME	8,778	12,223	4,316	—	25,317

Interest expense, net	7,803	—	351	—	8,154
Loss on extinguishment of debt	5,771	—	—	—	5,771
Other (income) expense, net	(228)	544	543	—	859
Equity earnings from subsidiaries	(10,195)	—	—	10,195	—

INCOME (LOSS) BEFORE INCOME TAXES	5,627	11,679	3,422	(10,195)	10,533

(Benefit) Provision for income taxes	(1,192)	4,088	818	—	3,714

NET INCOME	$6,819	$7,591	$2,604	$(10,195)	$6,819

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share amounts)

Supplemental condensed consolidating financial statements (continued):

	For the six months ended June 30, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$139,780	$107,585	$78,456	$(11,238)	$314,583
COSTS AND EXPENSES:
Cost of goods sold	110,326	76,596	57,648	(11,238)	233,332
Selling, general and administrative expenses	20,215	15,021	12,546	—	47,782

OPERATING INCOME	9,239	15,968	8,262	—	33,469

Interest expense, net	13,645	—	108	—	13,753
Other (income) expense, net	(1,287)	1,641	(347)	—	7
Equity earnings from subsidiaries	(15,760)	—	—	15,760	—

INCOME BEFORE INCOME TAXES	12,641	14,327	8,501	(15,760)	19,709

(Benefit) Provision for income taxes	(696)	4,584	2,484	—	6,372

NET INCOME	$13,337	$9,743	$6,017	$(15,760)	$13,337

	For the six months ended June 30, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$145,400	$124,280	$69,876	$(9,768)	$329,788
COSTS AND EXPENSES:
Cost of goods sold	110,172	87,544	54,367	(9,768)	242,315
Selling, general and administrative expenses	19,439	14,986	10,058	—	44,483

OPERATING INCOME	15,789	21,750	5,451	—	42,990

Interest expense, net	16,243	—	533	—	16,776
Loss on extinguishment of debt	5,771	—	—	—	5,771
Other (income) expense, net	(726)	1,089	625	—	988
Equity losses from subsidiaries	20,078	—	—	(20,078)	—

INCOME (LOSS) BEFORE INCOME TAXES	(25,577)	20,661	4,293	20,078	19,455

(Benefit) Provision for income taxes	(1,497)	7,231	1,325	—	7,059

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(24,080)	13,430	2,968	20,078	12,396

Cumulative effect of accounting change, net of tax	(33,358)	(4,701)	(31,775)	—	(69,834)

NET (LOSS) INCOME	$(57,438)	$8,729	$(28,807)	$20,078	$(57,438)

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share amounts)

Supplemental condensed consolidating financial statements (continued):

	For the six months ended June 30, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$24,855	$1,663	$10,375	$(6,509)	$30,384

INVESTING ACTIVITIES:
Capital expenditures	(3,016)	(1,805)	(2,585)	—	(7,406)
Proceeds from sale of fixed assets	12	—	703	—	715
Other	(6)	—	3	—	(3)

Net cash used for investing activities	(3,010)	(1,805)	(1,879)	—	(6,694)

FINANCING ACTIVITIES:
Net repayments under revolving credit facilities	—	—	(347)	—	(347)
Repayments of long-term debt	(20,471)	—	(7,877)	6,509	(21,839)

Net cash used for financing activities	(20,471)	—	(8,224)	6,509	(22,186)

Effect of exchange rate changes on cash and cash equivalents	—	—	737	—	737

Net change in cash and cash equivalents	1,374	(142)	1,009	—	2,241
Cash and cash equivalents at beginning of period	18,698	167	8,370	—	27,235

Cash and cash equivalents at end of period	$20,072	$25	$9,379	$—	$29,476

	For the six months ended June 30, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$17,794	$20,813	$5,552	$1,850	$46,009

INVESTING ACTIVITIES:
Capital expenditures	(2,791)	(3,253)	(1,207)	—	(7,251)
Proceeds from sale of fixed assets	—	—	20	—	20
Other	(55)	—	(403)	434	(24)

Net cash used for investing activities	(2,846)	(3,253)	(1,590)	434	(7,255)

FINANCING ACTIVITIES:
Proceeds from issuance of senior notes	200,000	—	—	—	200,000
Extinguishment of revolving facility	(37,641)	—	—	—	(37,641)
Extinguishment of term debt	(226,139)	—	—	—	(226,139)
Net repayments under revolving facilities	(10,142)	—	(3,471)	—	(13,613)
Proceeds from long-term debt	100,000	—	—	—	100,000
Repayments of long-term debt	9,289	(17,569)	606	(2,284)	(9,958)
Debt issuance costs	(10,647)	—	—	—	(10,647)
Interest rate swap termination costs	(5,274)	—	—	—	(5,274)

Net cash provided by (used for) financing activities	19,446	(17,569)	(2,865)	(2,284)	(3,272)

Effect of exchange rate changes on cash and cash equivalents	—	—	387	—	387
Net change in cash and cash equivalents	34,394	(9)	1,484	—	35,869
Cash and cash equivalents at beginning of period	714	29	3,626	—	4,369

Cash and cash equivalents at end of period	$35,108	$20	$5,110	$—	$40,238

15.	Certain prior period amounts have been reclassified to conform to their 2003 presentation in the condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Six Months Ended June 30, 2003 Compared To Six Months Ended June 30, 2002

Net Sales. Net sales for the six months ended June 30, 2003 decreased by $15.2 million, or 4.6%, to $314.6 million from $329.8 million for the corresponding period in 2002. The decrease in sales was primarily due to lower vehicle production in the Company’s served markets and the reduced sales from an exited product line.

Sales for the six months ended June 30, 2003 for North America decreased $25.1 million to $253.1 million from $278.2 million for the corresponding period in 2002. North American sales accounted for 80.4% of total sales for the first six months of 2003 compared with 84.4% for the corresponding period in 2002. The decrease in sales was primarily due to lower light and commercial vehicle production in the Company’s served markets and the reduced sales from an exited product line. Sales for the six months ended June 30, 2003 outside North America increased $9.9 million to $61.5 million from $51.6 million for the corresponding period in 2002. Sales outside North America accounted for 19.6% of total sales for the six months ended June 30, 2003 compared with 15.6% for the corresponding period in 2002. The increase in sales outside North America was primarily attributable to favorable currency exchange rates.

Net sales for the Vehicle Management & Power Distribution operating segment were $146.8 million for the first six months of 2003 as compared to $142.6 million for the corresponding period in 2002. Increased content per vehicle and favorable currency exchange rates positively impacted sales for the first six months. Net sales for the Control Devices operating segment were $175.7 million for the first six months of 2003 as compared to $198.9 million for the corresponding period in 2002. The decrease in sales was primarily due to lower light and commercial vehicle production in the Company’s served markets and the reduced sales from an exited product line.

Cost of Goods Sold. Cost of goods sold for the first six months of 2003 decreased by $9.0 million, or 3.7%, to $233.3 million from $242.3 million in the first six months of 2002. As a percentage of sales, cost of goods sold increased to 74.2% from 73.5% for the first six months of 2003 and 2002, respectively. The increase as a percent of sales was primarily attributable to lower sales levels.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses increased by $3.3 million to $47.8 million in the first six months of 2003 from $44.5 million for the corresponding period in 2002. As a percentage of sales, SG&A expenses increased to 15.2% for the first six months of 2003 from 13.5% for the corresponding period in 2002. The increase in SG&A expenses reflects increased investment in the Company’s design and development activity and increased sales and marketing efforts.

Interest Expense, net. Net interest expense for the first six months of 2003 decreased by $3.0 million to $13.8 million in 2003 from $16.8 million in 2002. Average outstanding indebtedness was $237.0 million and $290.9 million for the first six months of 2003 and 2002, respectively. The decrease in interest expense reflects the Company’s lower debt balance as well as interest income of $0.3 million related to a tax refund.

Loss on Extinguishment of Debt. The Company recognized a non-cash loss of $5.8 million during the first six months of 2002 in connection with the early extinguishment of debt related to the Company’s debt refinancing.

Other Expense, net. Other expense primarily represented equity losses of unconsolidated subsidiaries and effects of foreign exchange for the six months ended June 30, 2003 and 2002.

Income Before Income Taxes and Cumulative Effect of Accounting Change. As a result of the foregoing, income before income taxes and cumulative effect of accounting change increased by $0.2 million for the first six months of 2003 to $19.7 million from $19.5 million in 2002.

Provision for Income Taxes. The Company recognized provisions for income taxes of $6.4 million, or 32% of pre-tax income, and $7.1 million, or 36% of pre-tax income, for federal, state and foreign income taxes for the first six months of 2003 and 2002, respectively. The decrease in the effective tax rate was primarily due to tax refunds related to the completion of several tax initiatives and to the higher proportion of non-U.S. pre-tax income, which is taxed at a lower rate than U.S. pre-tax income.

Income Before Cumulative Effect of Accounting Change. As a result of the foregoing, income before cumulative effect of accounting change increased by $0.9 million to $13.3 million for the first six months of 2003 from $12.4 million in 2002.

Cumulative Effect of Accounting Change, net of tax. In accordance with the transition provisions of SFAS 142, the Company completed the two-step transitional goodwill impairment analysis in 2002. As a result, on January 1, 2002 the Company recorded as a cumulative effect of accounting change, a non-cash, after-tax charge of $69.8 million, to write off a portion of the carrying value of goodwill. The Company performed an annual impairment test of goodwill as of October 1, 2002 and no additional impairment was recognized. See Note 4 to the Company’s consolidated financial statements for more information on the Company’s application of this new accounting standard.

Net Income. As a result of the foregoing, net income increased by $70.8 million to $13.3 million for the first six months of 2003 from a loss of $57.4 million in 2002.

Three Months Ended June 30, 2003 Compared To Three Months Ended June 30, 2002

Net Sales. Net sales for the quarter ended June 30, 2003 decreased by $17.0 million, or 9.9%, to $155.0 million from $172.0 million for the corresponding period in 2002. The decrease in sales was primarily due to lower vehicle build rates in the Company’s markets and the reduced sales from an exited product line.

Sales for the quarter ended June 30, 2003 for North America decreased $20.7 million to $124.3 million from $145.0 million for the corresponding period in 2002. North American sales accounted for 80.2% of total sales for the second quarter ended June 30, 2003 compared with 84.3% for the corresponding period in 2002. An exited product line and reduced production volumes in both the light and commercial vehicle markets accounted for the reduction in North American sales. Sales for the second quarter of 2003 outside North America increased by $3.7 million to $30.7 million from $27.0 million for the corresponding period in 2002. Sales outside North America accounted for 19.8% of total sales for the second quarter of 2003 compared with 15.7% for the corresponding period in 2002. The increase in sales outside North America was primarily attributable to favorable currency exchange rates.

Net sales for the Vehicle Management & Power Distribution operating segment were $73.3 million for the second quarter of 2003 as compared to $73.2 million for the corresponding period in 2002. Increased content per vehicle and favorable currency exchange rates positively impacted sales for the first six months. Net sales for the Control Devices operating segment were $85.4 million for the second quarter of 2003 as compared to $103.1 million for the corresponding period in 2002. The decrease in sales was primarily due to lower light and commercial vehicle production in the Company’s served markets and the reduced sales from an exited product line.

Cost of Goods Sold. Cost of goods sold for the quarter ended June 30, 2003 decreased by $9.2 million, or 7.4%, to $114.7 million from $123.9 million for the corresponding period in 2002. As a percentage of sales, cost of goods sold increased to 74.0% from 72.0% for the second quarter of 2003 and 2002, respectively. The increase as a percent of sales was primarily attributable to lower sales levels.

Selling, General and Administrative Expenses. SG&A expenses increased by $1.1 million to $24.0 million in the second quarter of 2003 from $22.9 million for the corresponding period in 2002. As a percentage of sales, SG&A expenses increased to 15.5% for the second quarter of 2002 from 13.3% for the corresponding period in 2002. The increase in SG&A expenses reflects increased investment in the Company’s design and development activity and increased sales and marketing efforts.

Interest Expense, net. Net interest expense for the second quarter of 2003 decreased by $1.6 million to $6.6 million from $8.2 million in 2002. Average outstanding indebtedness was $230.1 million and $294.6 million for the second quarter of 2003 and 2002, respectively. The decrease in interest expense reflects the Company’s lower debt balance as well as interest income of $0.3 million related to a tax refund.

Loss on Extinguishment of Debt. The Company recognized a non-cash loss of $5.8 million during the second quarter of 2002 in connection with the early extinguishment of debt related to the Company’s debt refinancing.

Other expense, net. Other expense, which primarily represented equity losses of unconsolidated subsidiaries and effects of foreign exchange, was $0.7 million for the six months ended June 30, 2003 and $0.9 million for the corresponding period in 2002.

Income Before Income Taxes. As a result of the foregoing, income before income taxes decreased $1.5 million for the second quarter of 2003 to $9.0 million from $10.5 million in 2002.

Provision for Income Taxes. The Company recognized provisions for income taxes of $2.7 million, or 30% of pre-tax income, and $3.7 million, or 35% of pre-tax income, for federal, state and foreign income taxes for the second quarter of 2003 and 2002, respectively. The decrease in the effective tax rate was primarily due to tax refunds related to the completion of several tax initiatives and to the higher proportion of non-U.S. pre-tax income, which is taxed at a lower rate than U.S. pre-tax income.

Net Income. As a result of the foregoing, net income decreased by $0.5 million to $6.3 million for the second quarter of 2003 from $6.8 million in 2002.

Liquidity and Capital Resources

Net cash provided by operating activities was $30.4 million and $46.0 million for the six months ended June 30, 2003 and 2002, respectively. The decrease in net cash from operating activities of $15.6 million was primarily attributable to a combination of higher levels of working capital and a decrease in net income.

Net cash used by investing activities was $6.7 million and $7.3 million for the six months ended June 30, 2003 and 2002, respectively. The decrease in net cash used by investing activities of $0.6 million was primarily attributable to an increase in capital expenditures offset by proceeds received from asset sales.

Net cash used by financing activities was $22.2 million and $3.3 million for the six months ended June 30, 2003 and 2002, respectively. Cash flows from operations for the first six months of 2003 were used primarily to pay down outstanding debt.

The Company has entered into foreign currency forward contracts to purchase $7.4 million of Swedish krona to satisfy krona denominated debt obligations. The estimated fair value of these forward contracts at June 30, 2003, per quoted market sources, was $7.2 million. The contracts are marked to market through earnings. The Company does not use derivatives for speculative or profit-motivated purposes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to certain market risks, primarily resulting from the effects of changes in interest rates. To reduce exposures to market risks resulting from fluctuations in interest rates, the Company uses a combination of variable and fixed rate debt. At June 30, 2003, approximately 13% of the Company’s debt was variable rate debt. The Company believes that a 1.0% increase or decrease in the interest rate on variable rate debt could affect earnings by approximately $0.3 million.

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

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2003.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Shareholders of Stoneridge, Inc. was held on May 12, 2003.

(b) The following matters were submitted to a vote at the meeting:

      The election of the following nominees as directors of the Company. The vote with respect to each nominee was as follows:

Nominee	For	Withheld
D.M. Draime	19,837,190	1,112,689
Cloyd J. Abruzzo	19,837,190	1,112,689
Avery S. Cohen	17,842,886	3,106,993
Richard E. Cheney	20,795,912	153,967
Sheldon J. Epstein	20,795,462	154,417
Earl L. Linehan	20,796,712	153,167

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b)	Reports on Form 8-K

1.	On April 15, 2003, the Company filed a Current Report on Form 8-K for a press release announcing that it expected its earnings per share to exceed its prior guidance and the current First Call consensus estimate.

2.	On April 24, 2003, the Company filed a Current Report on Form 8-K for a press release announcing first quarter 2003 earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STONERIDGE, INC.

Date: August 12, 2003	/s/ Cloyd J. Abruzzo
Cloyd J. Abruzzo
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2003	/s/ Kevin P. Bagby
Kevin P. Bagby
Vice President and Chief Financial Officer
(Principal Financial and Chief Accounting Officer)

STONERIDGE, INC.

EXHIBIT INDEX

Exhibit Number	Exhibit

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.