Form 10-Q
period 2003-09-30
STONERIDGE INC
filed 2003-11-14
CIK 1043337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

The number of Common Shares, without par value, outstanding as of November 14, 2003 was 22,425,211.

STONERIDGE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STONERIDGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2003	December 31, 2002
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$45,404	$27,235
Accounts receivable, net	94,966	79,342
Inventories, net	49,516	51,139
Prepaid expenses and other	8,198	12,055
Deferred income taxes	5,957	5,904

Total current assets	204,041	175,675

PROPERTY, PLANT AND EQUIPMENT, net	106,741	111,838
OTHER ASSETS:
Goodwill	255,292	255,292
Investments and other, net	28,358	28,322

TOTAL ASSETS	$594,432	$571,127

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$1,277	$1,992
Accounts payable	52,114	43,151
Accrued expenses and other	52,004	45,070

Total current liabilities	105,395	90,213

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	227,928	248,918
Deferred income taxes	25,544	15,278
Other liabilities	1,028	816

Total long-term liabilities	254,500	265,012

SHAREHOLDERS’ EQUITY:
Preferred shares, without par value, 5,000 authorized, none issued	—	—
Common shares, without par value, 60,000 authorized, 22,425 and 22,399 issued and outstanding at September 30, 2003 and December 31, 2002, respectively, with no stated value	—	—
Additional paid-in capital	141,775	141,516
Retained earnings	93,913	77,379
Accumulated other comprehensive loss	(1,151)	(2,993)

Total shareholders’ equity	234,537	215,902

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$594,432	$571,127

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements.

STONERIDGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands except for per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
NET SALES	$140,832	$158,441	$455,415	$488,229

COSTS AND EXPENSES:
Cost of goods sold	106,462	118,842	339,794	361,156
Selling, general and administrative expenses	23,119	23,262	70,901	67,745

OPERATING INCOME	11,251	16,337	44,720	59,328

Interest expense, net	6,805	9,378	20,558	26,154
Loss on extinguishment of debt	—	—	—	5,771
Other (income) expense, net	(187)	530	(180)	1,519

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	4,633	6,429	24,342	25,884

Provision for income taxes	1,436	2,231	7,808	9,290

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	3,197	4,198	16,534	16,594

Cumulative effect of accounting change, net of tax	—	—	—	(69,834)

NET INCOME (LOSS)	$3,197	$4,198	$16,534	$(53,240)

BASIC NET INCOME (LOSS) PER SHARE:
Income before cumulative effect of accounting change	$0.14	$0.19	$0.74	$0.74
Cumulative effect of accounting change, net of tax	—	—	—	(3.12)

Basic net income (loss) per share	$0.14	$0.19	$0.74	$(2.38)

DILUTED NET INCOME (LOSS) PER SHARE:
Income before cumulative effect of accounting change	$0.14	$0.19	$0.73	$0.73
Cumulative effect of accounting change, net of tax	—	—	—	(3.08)

Diluted net income (loss) per share	$0.14	$0.19	$0.73	$(2.35)

Basic Weighted Average Shares Outstanding	22,410	22,399	22,410	22,399

Diluted Weighted Average Shares Outstanding	22,758	22,693	22,676	22,632

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements.

STONERIDGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the nine months ended September 30,
	2003	2002
OPERATING ACTIVITIES:
Net income (loss)	$16,534	$(53,240)
Adjustments to reconcile net income (loss) to net cash provided by operating activities-
Depreciation and amortization	18,325	19,395
Deferred income taxes	10,585	6,816
Loss (gain) on sale of fixed assets	346	(156)
Equity in (earnings) losses of unconsolidated subsidiaries	(1,013)	1,148
Loss on extinguishment of debt	—	5,771
Cumulative effect of accounting change	—	69,834
Changes in operating assets and liabilities-
Accounts receivable	(14,075)	(13,645)
Inventories	2,865	2,448
Prepaid expenses and other	2,091	7,248
Other assets	(19)	(37)
Accounts payable	7,834	(342)
Accrued expenses and other	7,564	22,750

Net cash provided by operating activities	51,037	67,990

INVESTING ACTIVITIES:
Capital expenditures	(11,615)	(9,902)
Proceeds from sale of fixed assets	832	298
Other	(3)	2

Net cash used by investing activities	(10,786)	(9,602)

FINANCING ACTIVITIES:
Proceeds from issuance of senior notes	—	200,000
Extinguishment of revolving facility	—	(37,641)
Extinguishment of term debt	—	(226,139)
Net repayments under revolving facilities	(715)	(44,677)
Proceeds from long-term debt	—	100,000
Repayments of long-term debt	(22,355)	(9,648)
Debt issuance costs	—	(10,694)
Interest rate swap termination costs	—	(5,274)
Proceeds from stock options exercised	258	—

Net cash used by financing activities	(22,812)	(34,073)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	730	395

NET CHANGE IN CASH AND CASH EQUIVALENTS	18,169	24,710

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	27,235	4,369

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$45,404	$29,079

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

The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

2.	Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for approximately 67% and 73% of the Company’s inventories at September 30, 2003 and December 31, 2002, respectively, and by the first-in, first-out (FIFO) method for all other inventories. Inventory cost includes material, labor and overhead. Inventories consist of the following:

	September 30, 2003	December 31, 2002
Raw materials	$26,887	$28,157
Work in progress	8,861	10,229
Finished goods	14,325	13,313
LIFO reserve	(557)	(560)

Total	$49,516	$51,139

3.	The Company uses derivative financial instruments to reduce exposure to market risks resulting from fluctuations in interest rates (swaps) and currency rates (forward contracts). The Company does not enter into financial instruments for speculative or profit motivated purposes. Management believes that its use of these instruments to reduce risk is in the Company’s best interest. At September 30, 2003, the Company had no active interest rate swaps.

The Company has entered into foreign currency forward purchase contracts with a notional value of $6.8 million of Swedish krona to reduce exposure related to the Company’s krona denominated debt obligations. The estimated fair value of these forward contracts at September 30, 2003, per quoted market sources, was $(0.6) million. These forward contracts are marked to market, with gains and losses recognized in the Consolidated Statement of Operations. The Company’s foreign exchange contracts substantially offset losses and gains on the underlying foreign denominated debt obligations.

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

There was no change in the carrying value of goodwill by reportable operating segment during the first nine months of 2003. The Company is currently in the process of completing this year’s annual impairment test of goodwill.

5.	In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. Among other things, SFAS 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS 4. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Accounting Principles Board Opinion (APBO) 30 for classification as an extraordinary item shall be reclassified. The Company adopted this Statement effective January 1, 2003, and accordingly, the extraordinary loss of $3.6 million, net of tax, recorded in the second quarter of 2002 as a result of the early extinguishment of debt described in Note 11 was reclassified as a component of income from continuing operations. Therefore, income before income taxes and cumulative effect of accounting change as well as the income tax provision for the nine months ended September 30, 2002 are restated as follows:

Nine months ended September 30, 2002
Income before income taxes and cumulative effect of accounting change, as originally reported	$31,655
Loss on extinguishment of debt, pre-tax	(5,771)

Income before income taxes and cumulative effect of accounting change, as restated	$25,884

Provision for income taxes, as originally reported	$11,454
Tax benefit from loss on extinguishment of debt	(2,164)

Provision for income taxes, as restated	$9,290

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

The Company has adopted the disclosure-only provisions of SFAS 123, “Accounting for Stock-Based Compensation.” The Company continues to follow APBO 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee share options. Because the exercise price of the Company’s employee share options equaled the market price of the shares on the date of grant, no compensation expense has been recorded.

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income (loss), as reported	$3,197	$4,198	$16,534	$(53,240)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	344	328	927	1,029

Pro forma net income (loss)	$2,853	$3,870	$15,607	$(54,269)

Net income (loss) per share:
Basic – as reported	$0.14	$0.19	$0.74	$(2.38)
Basic – pro forma	$0.13	$0.17	$0.70	$(2.42)

Diluted – as reported	$0.14	$0.19	$0.73	$(2.35)
Diluted – pro forma	$0.13	$0.17	$0.69	$(2.40)

8.	In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how public companies classify and measure in their statement of financial position certain financial instruments with characteristics of both liabilities and equity. This statement became effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not impact the Company’s consolidated financial statements.

9.

In January 2003, the FASB issued interpretation (FIN) 46, “Consolidation of Variable Interest Entities - interpretation of ARB No. 51.” FIN 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. The provisions of FIN 46 are

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

applicable immediately to all variable interest entities created after January 31, 2003. For variable interest entities created or acquired before February 1, 2003, the provisions must be applied for the first interim or annual period ending after December 15, 2003.

The Company has a fifty percent equity investment interest in one potential variable interest entity and the Company has chosen to defer application of FIN 46 in order to continue evaluating its effects. The Company invested in the potential variable interest entity in question, a Brazilian based company that specializes in automotive electronics, in 1997 in order to increase its market presence in South America. The Company’s investment in and notes receivable from this entity totaled $18,856 at September 30, 2003. The Company has no obligation to provide additional funding. The entity’s revenues were $10,280 and $8,561 for the three months ended and $26,051 and $27,615 for the nine months ended September 30, 2003 and 2002, respectively.

10.	Other comprehensive (loss) income includes foreign currency translation adjustments and derivative transactions, net of related tax. Comprehensive income (loss) consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income (loss)	$3,197	$4,198	$16,534	$(53,240)
Other comprehensive (loss) income	(43)	916	1,842	3,936

Comprehensive income (loss)	$3,154	$5,114	$18,376	$(49,304)

11.	On May 1, 2002, the Company issued $200.0 million aggregate principal amount of senior notes. The $200.0 million notes bear interest at an annual rate of 11.50% and mature on May 1, 2012. Interest is payable on May 1 and November 1 of each year. The Company registered the notes under the Securities Act of 1933 on May 17, 2002. On July 1, 2002, the Company completed an exchange offer of the senior notes for substantially identical notes registered under the Securities Act of 1933.

In conjunction with the issuance of the senior notes, the Company also entered into a new $200.0 million credit agreement (of which $28.5 million was outstanding at September 30, 2003) with a bank group. The credit agreement has the following components: a $100.0 million revolving facility (of which $95.9 million was available at September 30, 2003), which includes a $10.0 million swing line facility, and a $100.0 million term facility. The revolving facility expires on April 30, 2007 and requires a commitment fee of 0.375% to 0.500% on the unused balance as well as a utilization fee of 0.125% to 0.250% when the unutilized balance equals or exceeds 50.0% of the total revolving commitment. The revolving facility permits the Company to borrow up to half its borrowings in specified foreign currencies. Interest is payable quarterly at either (i) the prime rate plus a margin of 0.50% to 1.50% or (ii) LIBOR plus a margin of 2.00% to 3.00%, depending upon the Company’s ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA), as defined. Interest on the swing line facility is payable monthly at the quoted overnight borrowing rate plus a margin of 2.00% to 3.00%, depending upon the Company’s ratio of consolidated total debt to consolidated EBITDA, as defined. The term facility expires on April 30, 2008. Interest is payable quarterly at either (i) the prime rate plus 1.75% or (ii) LIBOR plus 3.25%. The Company has the right to prepay any of the above mentioned loans in whole or in part, without premium or penalty. During the first quarter of 2003, the Company prepaid $20.0 million of the term facility.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

Long-term debt consists of the following:

	September 30, 2003	December 31, 2002
11 1/2% Senior notes, due 2012	$200,000	$200,000
Borrowings under credit agreement	28,500	49,250
Borrowings payable to foreign banks	279	1,108
Other	426	552

	229,205	250,910
Less: Current portion	1,277	1,992

	$227,928	$248,918

12.	The Company presents basic and diluted net income (loss) per share in accordance with SFAS 128, “Earnings Per Share”, which requires the presentation of basic net income (loss) per share and diluted net income (loss) per share. Basic net income (loss) per share was computed by dividing net income (loss) by the weighted-average number of common shares outstanding for each respective period. Diluted net income (loss) per share was calculated by dividing net income (loss) by the weighted-average of all potentially dilutive common shares that were outstanding during the periods presented. Actual weighted-average shares outstanding used in calculating basic and diluted net income (loss) per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Basic weighted average shares outstanding	22,410	22,399	22,410	22,399
Effect of dilutive securities	348	294	266	233

Diluted weighted average shares outstanding	22,758	22,693	22,676	22,632

13.	SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” established standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise that are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer.

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

The accounting policies of the Company’s operating segments are the same as those described in Note 2, “Summary of Significant Accounting Policies,” of the Company’s December 31, 2002 consolidated financial statements in the Form 10-K. The Company evaluates the performance of its operating segments based primarily on revenues from external customers, net income and capital expenditures. Intersegment sales are accounted for on terms similar to those to third parties and are eliminated upon consolidation.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

A summary of financial information by reportable operating segment is as follows:

	For the three months ended September 30, 2003
	Vehicle Management & Power Distribution	Control Devices	Eliminations	Consolidated
Sales from external customers	$64,755	$76,077	$—	$140,832
Intersegment sales	3,452	619	(4,071)	—

Total net sales	$68,207	$76,696	$(4,071)	$140,832

Net income	$1,295	$1,902	$—	$3,197
Depreciation and amortization	$2,056	$3,658	$—	$5,714
Interest expense, net	$850	$5,955	$—	$6,805
Provision for income taxes	$582	$854	$—	$1,436

Capital expenditures	$1,712	$2,498	$—	$4,210

	For the three months ended September 30, 2002
	Vehicle Management & Power Distribution	Control Devices	Eliminations	Consolidated
Sales from external customers	$66,175	$92,266	$—	$158,441
Intersegment sales	3,333	473	(3,806)	—

Total net sales	$69,508	$92,739	$(3,806)	$158,441

Net income	$893	$3,305	$—	$4,198
Depreciation and amortization	$1,915	$3,207	$—	$5,122
Interest expense, net	$1,432	$7,946	$—	$9,378
Provision for income taxes	$246	$1,985	$—	$2,231

Capital expenditures	$652	$1,998	$—	$2,650

	For the nine months ended September 30, 2003
	Vehicle Management & Power Distribution	Control Devices	Eliminations	Consolidated
Sales from external customers	$204,664	$250,751	$—	$455,415
Intersegment sales	10,307	1,602	(11,909)	—

Total net sales	$214,971	$252,353	$(11,909)	$455,415

Net income	$4,407	$12,127	$—	$16,534
Depreciation and amortization	$6,216	$10,241	$—	$16,457
Interest expense, net	$2,715	$17,843	$—	$20,558
Provision for income taxes	$2,081	$5,727	$—	$7,808

Capital expenditures	$4,935	$6,680	$—	$11,615

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

	For the nine months ended September 30, 2002
	Vehicle Management & Power Distribution	Control Devices	Eliminations	Consolidated
Sales from external customers	$198,196	$290,033	$—	$488,229
Intersegment sales	9,434	1,195	(10,629)	—

Total net sales	$207,630	$291,228	$(10,629)	$488,229

Net loss	$(29,006)	$(24,234)	$—	$(53,240)
Depreciation and amortization	$5,932	$9,546	$—	$15,478
Interest expense, net	$3,953	$22,201	$—	$26,154
Loss on extinguishment of debt	$644	$5,127	$—	$5,771
Provision for income taxes	$686	$8,604	$—	$9,290

Cumulative effect of accounting change, net of tax	$(31,800)	$(38,034)	$—	$(69,834)

Capital expenditures	$3,679	$6,223	$—	$9,902

The following table presents net sales and non-current assets for each of the geographic areas in which the Company operates:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net Sales:
North America	$116,731	$135,841	$369,803	$413,429
Europe and other	24,101	22,600	85,612	74,800

Total	$140,832	$158,441	$455,415	$488,229

	September 30, 2003	December 31, 2002
Non-Current Assets:
North America	$338,786	$344,450
Europe and other	51,605	51,002

Total	$390,391	$395,452

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

Presented below are summarized condensed consolidating financial statements of the Parent (which includes certain of the Company’s operating units), the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the Company on a consolidated basis, as of September 30, 2003 and December 31, 2002, and for the three and nine months ended September 30, 2003 and 2002.

These summarized condensed consolidating financial statements are prepared on the equity method. Separate financial statements for the Guarantor Subsidiaries are not presented based on management’s determination that they do not provide additional information that is material to investors. Therefore, the Guarantor Subsidiaries are combined in the presentation below.

	September 30, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,662	$30	$10,712	$—	$45,404
Accounts receivable, net	46,672	31,834	19,945	(3,485)	94,966
Inventories, net	22,156	11,221	16,139	—	49,516
Prepaid expenses and other	(212,570)	194,858	25,910	—	8,198
Deferred income taxes	3,198	2,955	(196)	—	5,957

Total current assets	(105,882)	240,898	72,510	(3,485)	204,041

PROPERTY, PLANT AND EQUIPMENT, net	52,959	31,355	22,427	—	106,741
OTHER ASSETS:
Goodwill	234,701	20,591	—	—	255,292
Investments and other, net	35,169	546	1,863	(9,220)	28,358
Investment in subsidiaries	320,133	—	—	(320,133)	—

TOTAL ASSETS	$537,080	$293,390	$96,800	$(332,838)	$594,432

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$1,000	$—	$277	$—	$1,277
Accounts payable	23,377	17,687	14,493	(3,443)	52,114
Accrued expenses and other	26,962	9,106	15,978	(42)	52,004

Total current liabilities	51,339	26,793	30,748	(3,485)	105,395

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	227,500	—	9,648	(9,220)	227,928
Deferred income taxes	23,704	3,259	(1,419)	—	25,544
Other liabilities	—	—	1,028	—	1,028

Total long-term liabilities	251,204	3,259	9,257	(9,220)	254,500

SHAREHOLDERS’ EQUITY	234,537	263,338	56,795	(320,133)	234,537

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$537,080	$293,390	$96,800	$(332,838)	$594,432

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

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

Supplemental condensed consolidating financial statements (continued):

	For the three months ended September 30, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$65,359	$48,298	$32,979	$(5,804)	$140,832
COSTS AND EXPENSES:
Cost of goods sold	50,616	34,560	27,090	(5,804)	106,462
Selling, general and administrative expenses	9,495	7,752	5,872	—	23,119

OPERATING INCOME	5,248	5,986	17	—	11,251

Interest expense, net	6,810	—	(5)	—	6,805
Other (income) expense, net	(592)	863	(458)	—	(187)
Equity earnings from subsidiaries	(4,010)	—	—	4,010	—

INCOME BEFORE INCOME TAXES	3,040	5,123	480	(4,010)	4,633

(Benefit) Provision for income taxes	(157)	1,537	56	—	1,436

NET INCOME	$3,197	$3,586	$424	$(4,010)	$3,197

	For the three months ended September 30, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$70,980	$66,801	$31,006	$(10,346)	$158,441
COSTS AND EXPENSES:
Cost of goods sold	54,933	48,844	25,411	(10,346)	118,842
Selling, general and administrative expenses	9,765	7,820	5,677	—	23,262

OPERATING INCOME	6,282	10,137	(82)	—	16,337

Interest expense, net	9,075	—	303	—	9,378
Other (income) expense, net	(378)	545	363	—	530
Equity earnings from subsidiaries	(5,127)	—	—	5,127	—

INCOME (LOSS) BEFORE INCOME TAXES	2,712	9,592	(748)	(5,127)	6,429

(Benefit) Provision for income taxes	(1,486)	3,357	360	—	2,231

NET INCOME (LOSS)	$4,198	$6,235	$(1,108)	$(5,127)	$4,198

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

Supplemental condensed consolidating financial statements (continued):

	For the nine months ended September 30, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$205,139	$155,883	$111,435	$(17,042)	$455,415
COSTS AND EXPENSES:
Cost of goods sold	160,692	111,156	84,988	(17,042)	339,794
Selling, general and administrative expenses	29,471	22,773	18,657	—	70,901

OPERATING INCOME	14,976	21,954	7,790	—	44,720

Interest expense, net	20,456	—	102	—	20,558
Other (income) expense, net	(1,881)	2,505	(804)	—	(180)
Equity earnings from subsidiaries	(19,177)	—	—	19,177	—

INCOME BEFORE INCOME TAXES	15,578	19,449	8,492	(19,177)	24,342

(Benefit) Provision for income taxes	(956)	6,224	2,540	—	7,808

NET INCOME	$16,534	$13,225	$5,952	$(19,177)	$16,534

	For the nine months ended September 30, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$216,380	$197,228	$104,687	$(30,066)	$488,229
COSTS AND EXPENSES:
Cost of goods sold	165,104	142,535	83,583	(30,066)	361,156
Selling, general and administrative expenses	29,205	22,805	15,735	—	67,745

OPERATING INCOME	22,071	31,888	5,369	—	59,328

Interest expense, net	25,317	—	837	—	26,154
Loss on extinguishment of debt	5,771	—	—	—	5,771
Other (income) expense, net	(1,103)	1,633	989	—	1,519
Equity losses from subsidiaries	14,952	—	—	(14,952)	—

(LOSS) INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(22,866)	30,255	3,543	14,952	25,884

(Benefit) Provision for income taxes	(2,984)	10,589	1,685	—	9,290

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(19,882)	19,666	1,858	14,952	16,594

Cumulative effect of accounting change, net of tax	(33,358)	(4,701)	(31,775)	—	(69,834)

NET (LOSS) INCOME	$(53,240)	$14,965	$(29,917)	$14,952	$(53,240)

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

Supplemental condensed consolidating financial statements (continued):

	For the nine months ended September 30, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$40,201	$3,163	$12,072	$(4,399)	$51,037

INVESTING ACTIVITIES:
Capital expenditures	(4,439)	(3,300)	(3,876)	—	(11,615)
Proceeds from sale of fixed assets	12	—	820	—	832
Other	(15)	—	12	—	(3)

Net cash used for investing activities	(4,442)	(3,300)	(3,044)	—	(10,786)

FINANCING ACTIVITIES:
Net repayments under revolving credit facilities	—	—	(715)	—	(715)
Repayments of long-term debt	(20,053)	—	(6,701)	4,399	(22,355)
Proceeds from stock options exercised	258	—	—	—	258

Net cash used for financing activities	(19,795)	—	(7,416)	4,399	(22,812)

Effect of exchange rate changes on cash and cash equivalents	—	—	730	—	730

Net change in cash and cash equivalents	15,964	(137)	2,342	—	18,169
Cash and cash equivalents at beginning of period	18,698	167	8,370	—	27,235

Cash and cash equivalents at end of period	$34,662	$30	$10,712	$—	$45,404

	For the nine months ended September 30, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$24,516	$33,034	$8,647	$1,793	$67,990

INVESTING ACTIVITIES:
Capital expenditures	(4,069)	(4,123)	(1,710)	—	(9,902)
Proceeds from sale of fixed assets	222	—	76	—	298
Other	(34)	—	(398)	434	2

Net cash used for investing activities	(3,881)	(4,123)	(2,032)	434	(9,602)

FINANCING ACTIVITIES:
Proceeds from issuance of senior notes	200,000	—	—	—	200,000
Extinguishment of revolving facility	(37,641)	—	—	—	(37,641)
Extinguishment of term debt	(226,139)	—	—	—	(226,139)
Net repayments under revolving facilities	(41,082)	—	(3,595)	—	(44,677)
Proceeds from long-term debt	100,000	—	—	—	100,000
Repayments of long-term debt	19,682	(29,407)	2,304	(2,227)	(9,648)
Debt issuance costs	(10,694)	—	—	—	(10,694)
Interest rate swap termination costs	(5,274)	—	—	—	(5,274)

Net cash used for financing activities	(1,148)	(29,407)	(1,291)	(2,227)	(34,073)

Effect of exchange rate changes on cash and cash equivalents	—	—	395	—	395

Net change in cash and cash equivalents	19,487	(496)	5,719	—	24,710
Cash and cash equivalents at beginning of period	714	29	3,626	—	4,369

Cash and cash equivalents at end of period	$20,201	$(467)	$9,345	$—	$29,079

15.	Certain prior period amounts have been reclassified to conform to their 2003 presentation in the condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Nine Months Ended September 30, 2003 Compared To Nine Months Ended September 30, 2002

Net Sales. Net sales for the nine months ended September 30, 2003 decreased by $32.8 million, or 6.7%, to $455.4 million from $488.2 million for the corresponding period in 2002. The decrease in sales was primarily due to lower vehicle production in the Company’s served markets and the reduced sales from an exited product line.

Sales for the nine months ended September 30, 2003 in North America decreased $45.5 million to $369.8 million from $415.3 million for the corresponding period in 2002. North American sales accounted for 81.2% of total sales for the first nine months of 2003 compared with 85.1% for the corresponding period in 2002. The decrease in sales was primarily due to lower light and commercial vehicle production in the Company’s served markets and the reduced sales from an exited product line. Sales for the nine months ended September 30, 2003 outside North America increased $12.7 million to $85.6 million from $72.9 million for the corresponding period in 2002. Sales outside North America accounted for 18.8% of total sales for the nine months ended September 30, 2003 compared with 14.9% for the corresponding period in 2002. The increase in sales outside North America was primarily attributable to favorable currency exchange rates.

Net sales for the Vehicle Management & Power Distribution operating segment were $215.0 million for the first nine months of 2003 as compared to $207.6 million for the corresponding period in 2002. Increased content per vehicle and favorable currency exchange rates positively impacted sales for the first nine months. Net sales for the Control Devices operating segment were $252.4 million for the first nine months of 2003 as compared to $291.2 million for the corresponding period in 2002. The decrease in sales was primarily due to lower light and commercial vehicle production in the Company’s served markets and the reduced sales from an exited product line.

Cost of Goods Sold. Cost of goods sold for the first nine months of 2003 decreased by $21.4 million, or 5.9%, to $339.8 million from $361.2 million in the first nine months of 2002. As a percentage of sales, cost of goods sold increased to 74.6% from 74.0% for the first nine months of 2003 and 2002, respectively. The increase as a percentage of sales was primarily attributable to lower sales levels.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses increased by $3.2 million to $70.9 million in the first nine months of 2003 from $67.7 million for the corresponding period in 2002. As a percentage of sales, SG&A expenses increased to 15.6% for the first nine months of 2003 from 13.9% for the corresponding period in 2002. The increase in SG&A expenses reflects increased investment in the Company’s design and development activities and increased sales and marketing efforts.

Interest Expense, net. Net interest expense for the first nine months of 2003 decreased by $5.6 million to $20.6 million from $26.2 million in 2002. Average outstanding indebtedness was $234.5 million and $292.9 million for the first nine months of 2003 and 2002, respectively. The decrease in interest expense reflects the Company’s lower debt balance as well as interest income of $0.3 million related to a tax refund recorded in the second quarter of 2003.

Loss on Extinguishment of Debt. The Company recognized a non-cash loss of $5.8 million during the first nine months of 2002 in connection with the early extinguishment of debt related to the Company’s debt refinancing.

Other (Income) Expense, net. Other (income) expense, which primarily represented equity (earnings) losses of unconsolidated subsidiaries and effects of foreign currency exchange, was $(0.2) million and $1.5 million for the nine months ended September 30, 2003 and 2002, respectively.

Income Before Income Taxes and Cumulative Effect of Accounting Change. As a result of the foregoing, income before income tax and cumulative effect of accounting change decreased by $1.5 million for the first nine months of 2003 to $24.3 million from $25.9 million in 2002.

Provision for Income Taxes. The Company recognized provisions for income taxes of $7.8 million, or 32.0% of pre-tax income, and $9.3 million, or 35.9% of pre-tax income, for federal, state and foreign income taxes for the first nine months of 2003 and 2002, respectively. The decrease in the effective tax rate was primarily due to tax refunds related to the completion of several tax initiatives and to the higher proportion of non-U.S. pre-tax income, which is taxed at a lower rate than U.S. pre-tax income.

Income Before Cumulative Effect of Accounting Change. As a result of the foregoing, income before cumulative effect of accounting change decreased to $16.5 million for the first nine months of 2003 from $16.6 million in 2002.

Cumulative Effect of Accounting Change, net of tax. In accordance with the transition provisions of SFAS 142, the Company completed the two-step transitional goodwill impairment analysis. As a result, the Company recorded as a cumulative effect of accounting change, a non-cash charge of $69.8 million, net of tax, to write off a portion of the carrying value of goodwill as of January 31, 2002. The Company performed an annual impairment test of goodwill as of October 1, 2002 and no additional impairment was recognized. See Note 4 to the Company’s consolidated financial statements for more information on the Company’s application of the new accounting standard.

Net Income. As a result of the foregoing, net income increased by $69.8 million to $16.5 million for the first nine months of 2003 from a loss of $53.2 million in 2002.

Three Months Ended September 30, 2003 Compared To Three Months Ended September 30, 2002

Net Sales. Net sales for the quarter ended September 30, 2003 decreased by $17.6 million, or 11.1%, to $140.8 million from $158.4 million for the corresponding period in 2002. The decrease in sales was primarily due to lower vehicle build rates in the Company’s markets and the reduced sales from an exited product line.

Sales for the quarter ended September 30, 2003 in North America decreased $20.4 million to $116.7 million from $137.1 million for the corresponding period in 2002. North American sales accounted for 82.9% of total sales for the third quarter ended September 30, 2003 compared with 86.5% for the corresponding period in 2002. An exited product line and reduced production volumes in both the light and commercial vehicle markets accounted for the reduction in North American sales. Sales for the third quarter of 2003 outside North America increased by $2.8 million to $24.1 million from $21.3 million for the corresponding period in 2002. Sales outside North America accounted for 17.1% of total sales for the third quarter of 2003 compared with 13.5% for the corresponding period in 2002. The increase in sales outside North America was primarily attributable to favorable currency exchange rates.

Net sales for the Vehicle Management & Power Distribution operating segment were $68.2 million for the third quarter of 2003, as compared to $69.5 million for the corresponding period in 2002. Favorable currency exchange rates were more than offset by lower volumes in the Company’s markets. Net sales for the Control Devices operating segment were $76.7 million for the third quarter of 2003 as compared to $92.7 million for the corresponding period in 2002. The decrease in sales was primarily due to lower light and commercial vehicle production in the Company’s served markets and the reduced sales from an exited product line.

Cost of Goods Sold. Cost of goods sold for the quarter ended September 30, 2003 decreased by $12.4 million, or 10.4%, to $106.5 million from $118.8 million for the corresponding period in 2002. As a percentage of sales, cost of goods sold increased to 75.6% from 75.0% for the third quarter of 2003 and 2002, respectively. The increase as a percentage of sales was primarily attributable to lower sales levels.

Selling, General and Administrative Expenses. SG&A expenses decreased by $0.2 million to $23.1 million in the third quarter of 2003 from $23.3 for the corresponding period in 2002. As a percentage of sales, SG&A expenses increased to 16.4% for the third quarter of 2003 from 14.7% for the corresponding period in 2002.

Interest Expense, net. Net interest expense for the third quarter of 2003 decreased by $2.6 million to $6.8 million from $9.4 million in the corresponding period of 2002. Average outstanding indebtedness was $229.5 million and $296.9 million for the third quarter of 2003 and 2002, respectively. The decrease in interest expense reflects the Company’s lower debt balance.

Other (Income) Expense, net. Other (income) expense, which primarily represented equity (earnings) losses of unconsolidated subsidiaries and effects of foreign exchange, was $(0.2) million for the third quarter of 2003 and $0.5 million for the corresponding period in 2002.

Income Before Income Taxes. As a result of the foregoing, income before income taxes decreased to $4.6 million from $6.4 million for the third quarter of 2003 and 2002, respectively.

Provision for Income Taxes. The Company recognized a provision for income taxes of $1.4 million, or 31.0% of pre-tax income, and $2.2 million, or 34.7% of pre-tax income, for federal, state and foreign income taxes for the third quarter of 2003 and 2002, respectively. The decrease in the effective tax rate was primarily due to tax refunds related to the completion of several tax initiatives and to the higher proportion of non-U.S. pre-tax income, which is taxed at a lower rate than U.S. pre-tax income.

Net Income. As a result of the foregoing, net income decreased by $1.0 million to $3.2 million for the third quarter of 2003 from $4.2 million for the corresponding period in 2002.

Liquidity and Capital Resources

Net cash provided by operating activities was $51.0 million and $68.0 million for the nine months ended September 30, 2003 and 2002, respectively. The reduction in cash provided by operating activities is primarily the result of a reduction in positive contribution from accrued expenses recorded in 2003 compared to 2002.

Net cash used by investing activities was $10.8 million and $9.6 million for the nine months ended September 30, 2003 and 2002, respectively. The increase in net cash used by investing activities of $1.2 million was primarily attributable to an increase in capital expenditures.

Net cash used by financing activities was $22.8 million and $34.1 million for the nine months ended September 30, 2003 and 2002, respectively, and primarily related to the reduction of the Company’s debt obligations in both periods.

The Company has entered into foreign currency forward purchase contracts with a notional value of $6.8 million of Swedish krona to reduce exposure related to the Company’s krona denominated debt obligations. The estimated fair value of these forward contracts at September 30, 2003, per quoted market sources, was $(0.6) million. These forward contracts are marked to market, with gains and losses recognized in the Consolidated Statement of Operations. The Company’s foreign exchange contracts substantially offset losses and gains on the underlying foreign denominated debt obligations. The Company does not use derivatives for speculative or profit-motivated purposes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to certain market risks, primarily resulting from the effects of changes in interest rates. To reduce exposures to market risks resulting from fluctuations in interest rates, the Company uses a combination of variable and fixed rate debt. At September 30, 2003, approximately 13.0% of the Company’s debt was variable rate debt. The Company believes that a 1.0% increase or decrease in the interest rate on variable rate debt could affect annual interest expense by approximately $0.3 million.

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

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2003.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1	Amendment to Long-Term Incentive Plan, filed herewith.

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b)	Reports on Form 8-K

1.	On July 24, 2003, the Company filed a Current Report on Form 8-K for a press release announcing second quarter 2003 earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STONERIDGE, INC.

Date: November 14, 2003	/s/ Cloyd J. Abruzzo
Cloyd J. Abruzzo
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2003	/s/ Kevin P. Bagby
Kevin P. Bagby
Vice President and Chief Financial Officer
(Principal Financial and Chief Accounting Officer)

STONERIDGE, INC.

EXHIBIT INDEX

Exhibit Number	Exhibit

10.1	Amendment to Long-Term Incentive Plan, filed herewith.

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.