Form 10-K
period 2003-12-31
STONERIDGE INC
filed 2004-03-15
CIK 1043337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the year ended December 31, 2003                                                         Commission file number 001-13337

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

The aggregate market value of the Common Shares held by non-affiliates of the registrant based on the closing price as of June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, was $218.7 million.

The number of Common Shares, without par value, outstanding as of March 9, 2004 was 22,591,919.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2004, into Part III, Items 10, 11, 12, 13 and 14.

INDEX

STONERIDGE, INC. – FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2003

Forward-Looking Statements

Portions of this report may contain “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, the Company’s (i) future product and facility expansion, (ii) acquisition strategy, (iii) investments and new product development, and (iv) growth opportunities related to awarded business. Forward-looking statements may be identified by the words “will,” “may,” “designed to,” “believes,” “plans,” “expects,” “continue,” and similar words and expressions. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other factors:

•	the loss of a major customer;

•	a significant change in automotive, medium- and heavy-duty truck or agricultural and off-highway vehicle production;

•	a significant change in general economic conditions in any of the various countries in which the Company operates;

•	labor disruptions at the Company’s facilities or at any of the Company’s significant customers or suppliers;

•	the ability of the Company’s suppliers to supply it with parts and components at competitive prices on a timely basis;

•	the amount of debt and the restrictive covenants contained in the Company’s credit facility;

•	customer acceptance of new products;

•	capital availability or costs, including changes in interest rates or market perceptions of the Company;

•	changes by the Financial Accounting Standards Board or the Securities and Exchange Commission of authoritative generally accepted accounting principles or policies;

•	the impact of laws and regulations, including environmental laws and regulations; and

•	the occurrence or non-occurrence of circumstances beyond the Company’s control.

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

The following table presents the Company’s core product lines, as a percentage of net sales:

	For the years ended December 31,
	2003	2002	2001
Vehicle Management & Power Distribution:
Vehicle electrical power and distribution systems	25%	22%	21%
Electronic instrumentation and information display products	20	19	20

	45%	41%	41%

Control Devices:
Electronic and electrical switch and actuator products	32%	35%	34%
Sensor products	23	24	25

	55%	59%	59%

See Note 11 to the Company’s consolidated financial statements for more information on the Company’s operating segments and financial information about geographic areas.

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

Industry Cyclicality and Seasonality

The markets for both operating segments of the Company’s products have historically been cyclical. Because the Company’s products are used principally in the production of vehicles for the automotive, medium- and heavy-duty truck, agricultural and off-highway vehicle markets, its sales, and therefore its results of operations, are significantly dependent on the general state of the economy and other factors, which affect these markets. A decline in automotive, medium- and heavy-duty truck, agricultural and off-highway vehicle production of the Company’s principal customers could adversely impact the Company. Approximately 53%, 57% and 58% of the Company’s net sales in 2003, 2002 and 2001, respectively, were made to the automotive market. Approximately 47%, 43% and 42% of the Company’s net sales in 2003, 2002 and 2001, respectively, were derived from the medium- and heavy-duty truck, agricultural and off-highway vehicle markets.

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

The following table presents the Company’s major customers, as a percentage of net sales:

	For the years ended December 31,
	2003	2002	2001
Customer:
Navistar	17%	13%	12%
DaimlerChrysler	11	13	14
Ford	9	10	12
General Motors	9	10	13
Volvo	7	6	6
Deere	5	6	5
Other	42	42	38

Total	100%	100%	100%

Backlog

The majority of the Company’s products are not on a backlog status. They are produced from readily available materials and have a relatively short manufacturing cycle. Each production facility of the Company maintains its own inventories and production schedules. Production capacity is adequate to handle current requirements and will be expanded to handle increased growth when needed.

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

Product Development

Research and development within the Company is largely product development oriented and consists primarily of applying known technologies to customer generated problems and situations. The Company works closely with its customers to creatively solve problems using innovative technologies. The vast majority of the Company’s development expenses are related to customer-sponsored programs where the Company is involved in designing custom-engineered solutions for specific applications or for next generation technology. To further the Company’s vehicle platform penetration, it has also developed collaborative relationships with the design and engineering departments of its key customers. These collaborative efforts have resulted in the development of new and complimentary products and the enhancement of existing products.

Development work at the Company is largely performed on a decentralized basis. The Company has engineering and product development departments located at a majority of its manufacturing facilities. To ensure knowledge sharing among decentralized development efforts, the Company has instituted a number of mechanisms and practices whereby innovation and best practices are shared. The decentralized product development operations are complimented by larger technology groups in Canton, Massachusetts and Stockholm, Sweden.

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

The Company has invested, and will continue to invest in technology to develop new products for its customers. Research and development costs incurred in connection with the development of new products and manufacturing methods, to the extent not recoverable from the customer, are charged to selling, general and administrative expenses, as incurred. Such costs amounted to approximately $28.7 million, $25.3 million and $27.0 million for 2003, 2002 and 2001, respectively, or 4.7%, 4.0% and 4.6% of net sales for these periods.

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

Employees

As of December 31, 2003, the Company had approximately 5,300 employees, approximately 1,600 of whom were salaried and the balance of whom were paid on an hourly basis. The Company’s employees are not represented by a union except for certain employees located in Mexico, Sweden, and Scotland. The Company believes that its relations with its employees are good.

Available Information

The Company makes available, free of charge through its web site (www.stoneridge.com), its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, and other filings with the Securities and Exchange Commission (“SEC”), as soon as reasonably practicable after they are filed with the SEC. On or before the Company’s 2004 Annual Meeting of Shareholders, the Company’s Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers and the charters of the Board’s Audit, Compensation and Nominating and Corporate Governance Committees will be posted on the Company’s website. Written copies of these documents will be available to any shareholder upon request. Requests should be directed to Investor Relations.

Executive Officers of the Registrant

The executive officers of the Company are as follows:

Name	Age	Position
D.M. Draime	70	Interim President and Chief Executive Officer, Chairman of the Board of Directors and Assistant Secretary
Kevin P. Bagby	52	Vice President, Chief Financial Officer and Treasurer
Gerald V. Pisani	63	Vice President, Chief Operating Officer
Thomas A. Beaver	50	Vice President of Sales and Marketing
Michael J. Bagby	61	Vice President and General Manager of Alphabet Group
Avery S. Cohen	67	Secretary and Director

D.M. Draime, Interim President and Chief Executive Officer, Chairman of the Board of Directors and Assistant Secretary. Mr. Draime, founder of the Company, has served as Chairman of the Board of Directors of the Company and its predecessors since 1965. Mr. Draime has been serving as the Company’s Interim President and Chief Executive Officer since the resignation of Cloyd J. Abruzzo on December 31, 2003.

Kevin P. Bagby, Vice President, Chief Financial Officer and Treasurer. Mr. Bagby has served as Vice President of the Company, Chief Financial Officer and Treasurer since joining the Company in July 1995.

Gerald V. Pisani, Vice President and Chief Operating Officer. Mr. Pisani has served as Vice President of the Company since 1989 and President of the Stoneridge Engineered Products Group since 1985. Mr. Pisani became the Company’s Chief Operating Officer in December 2003.

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

Avery S. Cohen, Secretary and Director. Mr. Cohen has served as Secretary and a Director of the Company since 1988. Mr. Cohen is a partner in Baker & Hostetler LLP, a law firm, which has served as general outside counsel for the Company since 1993 and is expected to continue to do so in the future.

ITEM 2. PROPERTIES

The Company currently owns or leases 16 manufacturing facilities, which together contain approximately 1.6 million square feet of manufacturing space. Of these manufacturing facilities, nine are owned or leased by the Company’s Vehicle Management & Power Distribution operating segment and seven are owned or leased by the Company’s Control Devices operating segment. The following table provides information regarding the Company’s facilities:

Location	Use	Owned/ Leased Status	Square Footage
Boston, Massachusetts	Manufacturing / Division Office	Owned	133,000
Canton, Massachusetts	Manufacturing / Division Office	Owned	130,000
El Paso, Texas	Manufacturing / Warehouse	Leased	93,000
El Paso, Texas	Warehouse	Leased	10,000
Lexington, Ohio	Manufacturing / Division Office	Owned	155,000
Lexington, Ohio Novi, Michigan	Fabrication Facility Sales / Engineering Office	Owned Leased	39,300 9,400
Orwell, Ohio	Manufacturing	Owned	62,000
Portland, Indiana	Manufacturing	Owned	182,000
Sarasota, Florida	Manufacturing / Division Office	Owned	125,000
Sarasota, Florida	Warehouse	Owned	9,000
Warren, Ohio	Corporate Office	Owned	7,500
Warren, Ohio	Division Office	Leased	24,570
Cheltenham, England	Manufacturing	Leased	51,336
Cheltenham, England	Manufacturing	Leased	39,983
Dundee, Scotland	Manufacturing	Leased	30,000
Frankfurt, Germany	Sales / Engineering Office	Leased	100
Madrid, Spain	Sales / Warehouse	Leased	1,560
Munich, Germany	Sales / Engineering Office	Leased	1,000
Northampton, England	Manufacturing	Owned	40,667
Orebro, Sweden	Manufacturing	Leased	77,472
Paris, France	Sales Office	Leased	4,573
Stockholm, Sweden	Engineering / Division Office	Leased	16,100
Stuttgart, Germany	Sales / Engineering Office	Leased	1,000
Tallinn, Estonia	Manufacturing / Warehouse	Leased	50,561
Chihuahua, Mexico	Manufacturing / Warehouse	Owned	184,697
Juarez, Mexico	Manufacturing / Division Office	Owned	178,000
Monclova, Mexico	Manufacturing	Leased	68,312
Sao Paulo, Brazil	Sales / Engineering Office	Leased	200

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in certain legal actions and claims arising in the ordinary course of business. The Company, however, does not believe that any of the litigation in which it is currently engaged, either individually or in the aggregate, will have a material adverse effect on its business, consolidated financial position or results of operations. The Company is subject to the risk of exposure to product liability claims in the event that the failure of any of its products causes personal injury or death to users of the Company’s products and there can be no assurance that the

Company will not experience any material product liability losses in the future. In addition, if any of the Company’s products prove to be defective, the Company may be required to participate in a government-imposed or OEM-instituted recall involving such products. The Company maintains insurance against such liability claims.

On January 15, 2004, a judgment was entered against the Company in the District Court (365th Judicial District) in Maverick County, Texas. The plaintiffs alleged in their complaint that a Stoneridge fuel valve installed as a replacement part on a truck caused a fire after an accident resulting in a death. The plaintiffs are the parents of the decedent. The final judgment entered against the Company was approximately $36.5 million. The Company denies its fuel valve contributed to the fire. A motion for a new trial and other relief is pending before the trial court. A vigorous appeal of this judgment will be undertaken if the court denies relief. The Company believes that there are valid grounds to reverse the judgment on appeal. If successful, the appeal may alter or eliminate the amount of the existing judgment. While legal proceedings are subject to inherent uncertainty, the Company believes that it is reasonably possible that this award will be substantially altered or eliminated by the appellate court. Consequently, in the opinion of management and counsel, it is not possible to estimate the outcome of such uncertainty at this time. The Company will record a provision for any liability in this case, if and at the time that management and counsel conclude a loss is probable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

On March 9, 2004, the Company had 22,593,919 Common Shares without par value, issued and outstanding, which were owned by approximately 130 shareholders of record, including Common Shares held in “streetname” by nominees who are record holders and approximately 1,200 beneficial owners.

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

High and low sales prices (as reported on the New York Stock Exchange “NYSE” composite tape) for the Company’s Common Shares for each quarter during 2003 and 2002 are as follows:

	Quarter Ended	High	Low
2003	March 31	$15.55	$8.84
	June 30	$14.07	$9.50
	September 30	$17.29	$13.45
	December 31	$15.73	$12.28

2002	March 31	$11.40	$7.51
	June 30	$19.30	$9.85
	September 30	$19.02	$15.15
	December 31	$17.15	$7.05

The Company’s Common Shares are traded on the NYSE under the symbol SRI.

In October 1997, the Company adopted a Long-Term Incentive Plan for its employees and in May 2002, the Company adopted a Director Share Option Plan for its directors. Both plans were approved by the Company’s shareholders. Equity compensation plan information, as of December 31, 2003, is as follows:

	Number of securities to be issued upon the exercise of outstanding share options	Weighted-average exercise price of outstanding share options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	1,470,100	$11.00	1,468,500
Equity compensation plans not approved by shareholders	—	$—	—

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data for the Company and should be read in conjunction with the consolidated financial statements and notes related thereto and other financial information included elsewhere herein. The selected historical data was derived from the Company’s consolidated financial statements.

	Years ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Statement of Operations Data:
Net sales:
Vehicle Management & Power Distribution	$289,652	$273,804	$245,881	$263,022	$285,381
Control Devices	333,176	376,896	349,510	413,830	399,066
Eliminations	(16,163)	(14,193)	(10,923)	(9,660)	(9,226)

Consolidated	$606,665	$636,507	$584,468	$667,192	$675,221
Gross profit (A)	156,030	165,319	135,082	171,112	187,872
Operating income	58,370	74,320	35,725	76,506	97,305
Income before income taxes and cumulative effect of accounting change	31,020	32,318	3,896	46,794	67,022
Income before cumulative effect of accounting change	21,379	21,056	2,946	32,709	41,172

Net income (loss): (B)
Vehicle Management & Power Distribution	$5,409	$(29,470)	$(11,879)	$(5,889)	$5,572
Control Devices	15,970	(19,308)	14,825	38,598	35,600

Consolidated	$21,379	$(48,778)	$2,946	$32,709	$41,172

Basic income before cumulative effect of accounting change per share	$0.95	$0.94	$0.13	$1.46	$1.84

Diluted income before cumulative effect of accounting change per share	$0.94	$0.93	$0.13	$1.46	$1.84

Basic net income (loss) per share	$0.95	$(2.18)	$0.13	$1.46	$1.84

Diluted net income (loss) per share	$0.94	$(2.16)	$0.13	$1.46	$1.84

Other Data:
Product development expenses	$28,714	$25,332	$26,996	$26,750	$21,976
Capital expenditures	26,382	14,656	23,968	28,720	17,589
Depreciation and amortization (C)	22,188	21,900	28,844	28,026	27,850

Balance Sheet Data:
Working capital	$71,046	$85,462	$46,399	$80,069	$77,112
Total assets	579,667	571,127	670,933	696,995	698,309
Long-term debt, less current portion	200,245	248,918	249,720	296,079	331,898
Shareholders’ equity	243,406	215,902	259,607	262,186	231,628

(A)	Gross profit represents net sales less cost of goods sold.
(B)	In accordance with the transition provisions of Statement of Financial Accounting Standard (SFAS) 142, “Goodwill and Other Intangible Assets,” the Company determined during 2002 that the carrying value of the Company’s goodwill exceeded its fair value. Effective January 1, 2002, the Company recorded a non-cash, after-tax impairment charge of $69,834 as a cumulative effect of accounting change. See Note 2 to the Company’s consolidated financial statements for more information. During the second quarter of 2002, the Company recognized a non-cash, pre-tax loss on extinguishment of debt of $5,771, as the result of an early extinguishment of debt.
(C)	These amounts represent depreciation and amortization on fixed and certain intangible assets.

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

Warranty Reserves – The Company’s warranty reserve is established based on the Company’s best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. This estimate is based on historical trends of units sold and payment amounts, combined with the Company’s current understanding of the status of existing claims. Estimating the warranty reserve requires the Company to forecast the resolution of existing claims as well as expected future claims on products previously sold. While the Company believes that its warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable could differ materially from what will actually transpire in the future. The Company’s customers are increasingly seeking to hold suppliers responsible for product warranties, which could impact the Company’s exposure to these costs.

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

Inventory – Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for U.S. inventories and by the first-in, first-out (FIFO) method for non-U.S. inventories. Where appropriate, standard cost systems are utilized for purposes of determining cost and the standards are adjusted as necessary to ensure they approximate actual costs. Estimates of the lower of cost or market value of inventory are determined based upon current economic conditions, historical sales quantities and patterns and, in some cases, the specific risk of loss on specifically identified inventories.

Goodwill – In connection with the adoption of SFAS 142, “Goodwill and Other Intangible Assets,” the Company discontinued its amortization of goodwill on January 1, 2002. In lieu of amortization, this standard requires that goodwill be tested for impairment as of the date of adoption, at least annually thereafter and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. See Note 2 to the Company’s consolidated financial statements for more information on the Company’s application of this accounting standard, including the valuation techniques used to determine the fair value of goodwill.

Share-Based Compensation – Effective January 1, 2003, the Company adopted the fair value recognition provision of SFAS 123, “Accounting for Stock-Based Compensation” and adopted the disclosure requirements of SFAS

148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS 123.” In accordance with SFAS 148, the Company has adopted the fair value recognition provisions on a prospective basis for awards granted, modified and settled subsequent to January 1, 2003. The option awards cliff-vest at the end of the vesting period, and compensation expense is recognized ratably over the vesting period on a straight-line basis. See Note 2 to the Company’s consolidated financial statements for assumptions used to determine fair value.

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net Sales. Net sales for the year ended December 31, 2003 decreased $29.8 million, or 4.7%, to $606.7 million from $636.5 million in 2002. The reduction in sales was primarily the result of reduced sales from an exited product line and lower North American light vehicle production, offset by favorable foreign exchange rates.

Sales for the year ended December 31, 2003 for North America decreased by $42.2 million to $492.6 million from $534.8 million in 2002. North American sales accounted for 81.2% of total sales in 2003 compared with 84.0% in 2002. The decrease in North American sales was primarily due to the exited product line and lower North American light vehicle production. Sales in 2003 outside North America increased by $12.4 million to $114.1 million from $101.7 million in 2002. Sales outside North America accounted for 18.8% of total sales in 2003 compared with 16.0% in 2002. Favorable foreign exchange accounted for the increase in sales outside of North America in 2003.

Net sales for the Vehicle Management & Power Distribution operating segment were $289.7 million for the year ended December 31, 2003 as compared to $273.8 million for the corresponding period in 2002. This increase was predominately due to favorable currency exchange rates and increased content within the commercial vehicle market. Net sales for the Control Devices operating segment were $333.2 million for the year ended December 31, 2003 as compared to $376.9 million for the corresponding period in 2002. This decrease was primarily attributable to reduced sales from an exited product line and lower North American light vehicle production.

Cost of Goods Sold. Cost of goods sold for the year ended December 31, 2003 decreased by $20.6 million, or 4.4%, to $450.6 million from $471.2 million in 2002. As a percentage of sales, cost of goods sold increased slightly to 74.3% in 2003 from 74.0% in 2002. The increase in cost of goods sold as a percentage of sales was primarily the result of reduced volumes, partially offset by ongoing cost reduction initiatives.

The Company maintains a strong focus on ensuring its cost competitiveness in the marketplace. In light of this focus, the Company established a new manufacturing facility in Mexico. The Company will continue to evaluate its cost structure on a product-by-product basis to determine the most competitive manufacturing locations for its products. In addition, the Company continues to pursue cost reduction initiatives, including Six Sigma, lean manufacturing and improved productivity. These initiatives are partially offset by a reduction in product selling prices.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses, including product development, increased by $6.7 million to $97.7 million for the year ended December 31, 2003 from $91.0 million in 2002. As a percentage of sales, SG&A expenses increased to 16.1% in 2003 from 14.3 % in 2002.

This increase reflects increased investment in the Company’s design and development activities and increased sales and marketing efforts for solid state sensing, seat track position sensing, remote electronic displays and various other products. The increase is also attributable to the Company’s decision to adopt the fair value method of accounting for stock options. Under SFAS 123, “Accounting for Stock-Based Compensation,” compensation expense is measured at the date the option is granted using the Black-Scholes option-pricing model, and is then recognized ratably over the option’s vesting period on a straight-line basis. As a result of the adoption of the fair value method, the Company recognized $1.3 million of pre-tax, non-cash compensation expense for the year ended December 31, 2003. This adoption was the result of the Company’s desire to increase financial reporting transparency to its shareholders as well as to pursue best practices for corporate governance.

Interest Expense, net. Net interest expense for the year ended December 31, 2003 decreased by $7.0 million to $27.7 million from $34.6 million for the same period in 2002. The decrease was primarily attributable to lower debt levels. Average outstanding indebtedness was $230.8 million and $286.1 million for the years ended December 31, 2003 and 2002, respectively.

Other (Income) Expense. Other income, which consisted of equity earnings of unconsolidated subsidiaries and other non-operating expenses, was $0.3 million for the year ended December 31, 2003. Other expense, which consisted of equity losses of unconsolidated subsidiaries and other non-operating expenses, was $1.6 million for the year ended December 31, 2002.

Income Before Income Taxes and Cumulative Effect of Accounting Change. As a result of the foregoing, income before income taxes and cumulative effect of accounting change decreased by $1.3 million for the year ended December 31, 2003 to $31.0 million from $32.3 million in 2002.

Provision for Income Taxes. The Company recognized provisions for income taxes of $9.6 million, or 31.1% of pre-tax income, and $11.3 million, or 34.8% of pre-tax income, for federal, state and foreign income taxes for the years ended December 31, 2003 and 2002, respectively. The decrease in the effective tax rate was primarily due to tax refunds related to the completion of several strategic tax initiatives and to the higher proportion of non-U.S. pre-tax income, which is taxed at a lower rate than U.S. pre-tax income. The effective tax rate is expected to increase in future years pending certain proposed tax legislation.

Income Before Cumulative Effect of Accounting Change. As a result of the foregoing, income before cumulative effect of accounting change increased by $0.3 million to $21.4 million for the year ended December 31, 2003 from $21.1 million in 2002.

Cumulative Effect of Accounting Change, net of tax. In accordance with the transition provisions of SFAS 142, the Company completed the two-step transitional goodwill impairment analysis in 2002. As a result, the Company recorded as a cumulative effect of accounting change, a non-cash, after-tax charge of $69.8 million, to write off a portion of the carrying value of goodwill. The Company performed an annual impairment test on goodwill during 2003 and no additional impairment was recognized. See Note 2 to the Company’s consolidated financial statements for more information on the Company’s application of this accounting standard.

Net Income (Loss). As a result of the foregoing, the Company recognized net income of $21.4 million for the year ended December 31, 2003, and a net loss of $48.8 million for the corresponding period in 2002.

Net income for the Vehicle Management & Power Distribution operating segment was $5.4 million for the year ended December 31, 2003 as compared to a net loss of $29.5 million for the corresponding period in 2002. Net income for the Control Devices operating segment was $16.0 million for the year ended December 31, 2003 as compared to a net loss of $19.3 million for the corresponding period in 2002.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net Sales. Net sales for the year ended December 31, 2002 increased $52.0 million, or 8.9%, to $636.5 million from $584.5 million in 2001. Sales revenues in 2002 were favorably impacted by increased North American light and commercial vehicle builds as well as new product launches.

Sales for the year ended December 31, 2002 for North America increased by $36.8 million to $534.8 million from $498.0 million in 2001. North American sales accounted for 84.0% of total sales in 2002 compared with 85.2% in 2001. Sales in 2002 outside North America increased by $15.2 million to $101.7 million from $86.5 million in 2001. Sales outside North America accounted for 16.0% of total sales in 2002 compared with 14.8% in 2001.

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

Selling, General and Administrative Expenses. SG&A expenses, including product development, decreased by $8.4 million to $91.0 million for the year ended December 31, 2002 from $99.4 million in 2001. As a percentage of sales, SG&A expenses decreased to 14.3% in 2002 from 17.0% in 2001. The decrease was primarily attributable to the Company’s adoption of the non-amortization of goodwill provisions of SFAS 142 on January 1, 2002. Goodwill amortization expense for the year ended December 31, 2001 was $9.8 million. Excluding the impact of goodwill amortization expense, SG&A increased $1.4 million, or 1.6%, in 2002 compared to the corresponding period in 2001. As a percentage of sales, SG&A expenses declined to 14.3% from 15.3%, excluding the impact of goodwill amortization expense.

Interest Expense, net. Net interest expense for the year ended December 31, 2002 increased by $3.3 million to $34.6 million from $31.3 million for the same period in 2001. The increase was primarily attributable to the termination of existing interest rate swap agreements as a result of the Company’s debt refinancing, offset by lower interest rates. These swaps, which are being amortized to interest expense, were fully amortized by the end of 2003. Average outstanding indebtedness was $286.1 million and $317.9 million for the years ended December 31, 2002 and 2001, respectively.

Loss on Extinguishment of Debt. The Company recognized a loss of $5.8 million during 2002 in connection with the early extinguishment of debt related to the Company’s debt refinancing. See Note 4 to the Company’s consolidated financial statements for more information on the Company’s debt refinancing.

Other Expense. Other expense, which primarily consisted of equity losses of unconsolidated subsidiaries and other non-operating expenses, was $1.6 million and $0.5 million for the years ended December 31, 2002 and 2001, respectively.

Income Before Income Taxes and Cumulative Effect of Accounting Change. As a result of the foregoing, income before income taxes and cumulative effect of accounting change increased by $28.4 million for the year ended December 31, 2002 to $32.3 million from $3.9 million in 2001.

Provision for Income Taxes. The Company recognized provisions for income taxes of $11.3 million and $1.0 million for federal, state and foreign income taxes for the years ended December 31, 2002 and 2001, respectively. The increase in the effective tax rate to 34.8% in 2002 from 24.4% in 2001 was a result of non-recurring tax refunds in 2001, coupled with the fact that tax initiatives resulted in less of a relative benefit on higher 2002 operating income, compared to lower operating income in 2001. The effective tax rate is expected to increase in future years pending certain proposed tax legislation.

Income Before Cumulative Effect of Accounting Change. As a result of the foregoing, income before cumulative effect of accounting change increased by $18.1 million to $21.1 million for the year ended December 31, 2002 from $2.9 million in 2001.

Cumulative Effect of Accounting Change, net of tax. In accordance with the transition provisions of SFAS 142, the Company completed the two-step transitional goodwill impairment analysis in 2002. As a result, the Company recorded as a cumulative effect of accounting change, a non-cash, after-tax charge of $69.8 million, to write off a portion of the carrying value of goodwill. The Company performed an annual impairment test on goodwill and no additional impairment was recognized. See Note 2 to the Company’s consolidated financial statements for more information on the Company’s application of this accounting standard.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $72.4 million and $95.6 million for the years ended December 31, 2003 and 2002, respectively. The decrease in net cash from operating activities of $23.2 million was primarily attributable to a reduction in contribution from lower levels of operating assets and liabilities, the loss on extinguishment of debt in 2002, and a lower contribution from deferred income tax. These items represented $12.3 million, $5.8 million, and $3.6 million, respectively. The decrease in deferred income taxes was primarily attributable to tax credits recognized in 2003 as assets to be used in future periods.

Net cash used by investing activities was $25.2 million and $14.3 million for the years ended December 31, 2003 and 2002, respectively. This increase primarily related to an increase in capital expenditures. Capital expenditures for 2003 included, among other things, expenditures for solid state sensing, seat track position sensing, instrument clusters and investments in lower cost manufacturing locations.

Net cash used by financing activities was $51.7 million and $59.2 million for the years ended December 31, 2003 and 2002, respectively, and primarily related to the reduction of the Company’s debt obligations in both periods. See Note 4 to the Company’s consolidated financial statements for information on the Company’s senior notes and credit agreement, including availability on the Company’s revolving facility.

The Company has entered into foreign currency forward purchase contracts with a notional value of 22.6 million of Swedish krona to reduce exposure related to the Company’s krona denominated debt obligations. The estimated fair value of these forward contracts at December 31, 2003, per quoted market sources, was $(0.3) million. These forward contracts are marked to market, with gains and losses recognized in the Consolidated Statement of Operations. The Company’s foreign exchange contracts substantially offset losses and gains on the underlying foreign denominated debt obligations and receivables. The Company does not use derivatives for speculative or profit-motivated purposes.

The following table summarizes the Company’s future cash outflows resulting from financial contracts and commitments, as of December 31, 2003:

Contractual Obligations:	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Long-term debt	$200,662	$417	$245	$—	$200,000
Operating leases	13,835	4,378	5,233	3,078	1,146

Total contractual obligations	$214,497	$4,795	$5,478	$3,078	$201,146

Future capital expenditures are expected to be consistent with recent levels and future organic growth is expected to be funded through cash flows from operations. Management will continue to focus on reducing its weighted average cost of capital and believes that cash flows from operations and the availability of funds from the Company’s credit facilities will provide sufficient liquidity to meet the Company’s future growth and operating needs.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

From time to time, the Company is exposed to certain market risks, primarily resulting from the effects of changes in interest rates. To reduce exposures to market risks resulting from fluctuations in interest rates, the Company uses a combination of variable and fixed rate debt. During 2003 the Company repaid the entire remaining balance of its variable term debt. This, coupled with the fact that the Company’s revolving facility remains undrawn, resulted in all of the Company’s debt at December 31, 2003 being fixed rate debt.

The Company’s risks related to commodity price and foreign currency exchange risks have historically not been material. The Company does not expect the effects of these risks to be material in the future based on current operating and economic conditions in the countries and markets in which it operates. Therefore, a 10.0% change in the value of the U.S. dollar would not significantly affect the Company’s results of operations, financial position or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of

Stoneridge, Inc.

We have audited the accompanying consolidated balance sheets of Stoneridge, Inc. (an Ohio Corporation) and Subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2003. Our audit also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The consolidated financial statements and schedule of Stoneridge, Inc. and Subsidiaries as of December 31, 2001 and for the year then ended were audited by other auditors who have ceased operations and whose report dated January 22, 2002, expressed an unqualified opinion on those consolidated financial statements and schedule before the restatement adjustments and disclosures described below and in Notes 2, 8 and 12.

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

In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stoneridge, Inc. and Subsidiaries at December 31, 2003 and 2002 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As explained in Note 2 to the consolidated financial statements, effective January 1, 2003, the Company adopted Statement No. 123, “Accounting for Stock-Based Compensation,” under the prospective transition method in Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure; an Amendment to Statement No. 123.” Also explained in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (Statement) No. 142, “Goodwill and Other Intangible Assets.”

As discussed above, the consolidated financial statements of Stoneridge, Inc. and Subsidiaries for the year ended December 31, 2001 were audited by other auditors who have ceased operations. However, the Company made certain adjustments to and disclosures in the prior years’ financial statements to conform to the current year’s presentation or to comply with adoption requirements of new accounting pronouncements, as follows:

(i) As described in Note 2, the 2001 consolidated financial statements have been revised to include the transitional disclosures required by Statement No. 142, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the 2001 disclosures in Note 2 included (a) agreeing the previously reported net income (in total and the related net income per share amounts) to the previously issued consolidated financial statements and the adjustments to reported amounts representing amortization expense (including any related tax effects) recognized in those periods related to goodwill as a result of initially applying Statement No. 142 to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related net income per share amounts.

(ii) In Note 8, the Company added 2001 disclosures relating to its defined benefit pension plan to conform to the 2002 presentation. We audited the information added for the 2001 disclosures. Our procedures included (a) agreeing the 2001 defined benefit pension plan amounts and information contained in Note 8 to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliations of 2001 defined benefit pension plan amounts to the consolidated financial statements.

(iii) As presented in Note 12, the Company changed the composition of its reportable segments in 2002 from one reportable segment to two reportable segments, and the amounts in the 2001 consolidated financial statements relating to reportable segments have been restated to conform to the 2002 composition of reportable segments. We audited the adjustments that were applied to restate the disclosures for reportable segments reflected in the 2001 consolidated financial statements. Our procedures included (a) agreeing the adjusted amounts of 2001 reportable segment information contained in Note 12 to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliations of 2001 reportable segment amounts to the consolidated financial statements.

In our opinion, the adjustments and disclosures described in (i), (ii) and (iii) above are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such disclosures and adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

/s/ ERNST & YOUNG LLP

Cleveland, Ohio

January 21, 2004

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

THIS REPORT IS A COPY AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

THIS REPORT REFERENCES THE COMPANY’S BALANCE SHEETS AS OF DECEMBER 31, 2001 AND 2000 AND ITS RELATED CONSOLIDATED STATEMENTS OF INCOME, SHAREHOLDER’S EQUITY AND CASH FLOWS FOR THE PERIODS ENDED DECEMBER 31, 2000 AND 1999, WHICH ARE NOT PRESENTED HEREIN.

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

/s/ ARTHUR ANDERSEN LLP

Cleveland, Ohio,

January 22, 2002.

STONERIDGE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2003	2002
ASSETS
Current Assets:
Cash and cash equivalents	$24,142	$27,235
Accounts receivable, less allowance for doubtful accounts of $2,904 and $3,020, for 2003 and 2002, respectively	89,161	79,342
Inventories, net	48,642	51,139
Prepaid expenses and other	9,825	12,055
Deferred income taxes	7,856	5,904

Total current assets	179,626	175,675

Property, Plant and Equipment, net	116,262	111,838
Other Assets:
Goodwill	255,292	255,292
Investments and other, net	28,487	28,322

Total Assets	$579,667	$571,127

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$417	$1,992
Accounts payable	53,594	43,151
Accrued expenses and other	54,569	45,070

Total current liabilities	108,580	90,213

Long-Term Liabilities:
Long-term debt, net of current portion	200,245	248,918
Deferred income taxes	25,288	15,278
Other liabilities	2,148	816

Total long-term liabilities	227,681	265,012

Shareholders’ Equity:
Preferred shares, without par value, 5,000 authorized, none issued	—	—
Common shares, without par value, 60,000 authorized, 22,459 and 22,399 issued and outstanding at December 31, 2003 and 2002, respectively, with no stated value	—	—
Additional paid-in capital	143,535	141,516
Retained earnings	98,758	77,379
Accumulated other comprehensive income (loss)	1,113	(2,993)

Total shareholders’ equity	243,406	215,902

Total Liabilities and Shareholders’ Equity	$579,667	$571,127

The accompanying notes are an integral part of these consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the years ended December 31,
	2003	2002	2001
Net Sales	$606,665	$636,507	$584,468
Costs and Expenses:
Cost of goods sold	450,635	471,188	449,386
Selling, general and administrative	97,660	90,999	99,357

Operating Income	58,370	74,320	35,725
Interest expense, net	27,651	34,616	31,308
Loss on extinguishment of debt	—	5,771	—
Other (income) expense, net	(301)	1,615	521

Income Before Income Taxes and Cumulative Effect of Accounting Change	31,020	32,318	3,896
Provision for income taxes	9,641	11,262	950

Income Before Cumulative Effect of Accounting Change	21,379	21,056	2,946
Cumulative effect of accounting change, net of tax	—	(69,834)	—

Net Income (Loss)	$21,379	$(48,778)	$2,946

Basic Net Income (Loss) per Share:
Income before cumulative effect of accounting change	$0.95	$0.94	$0.13
Cumulative effect of accounting change, net of tax	—	(3.12)	—

Basic net income (loss) per share	$0.95	$(2.18)	$0.13

Diluted Net Income (Loss) per Share:
Income before cumulative effect of accounting change	$0.94	$0.93	$0.13
Cumulative effect of accounting change, net of tax	—	(3.09)	—

Diluted net income (loss) per share	$0.94	$(2.16)	$0.13

Basic Weighted Average Shares Outstanding	22,415	22,399	22,397

Diluted Weighted Average Shares Outstanding	22,683	22,627	22,467

The accompanying notes are an integral part of these consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2003	2002	2001
OPERATING ACTIVITIES:
Net income (loss)	$21,379	$(48,778)	$2,946
Adjustments to reconcile net income (loss) to net cash provided by operating activities —
Depreciation and amortization	25,079	26,413	29,568
Deferred income taxes	8,799	12,408	7,052
Loss (gain) on sale of fixed assets	482	(136)	84
Equity in (earnings) losses of unconsolidated subsidiaries	(1,276)	1,188	(506)
Share based compensation	1,300	—	—
Loss on extinguishment of debt	—	5,771	—
Cumulative effect of accounting change, net of tax	—	69,834	—
Changes in operating assets and liabilities —
Accounts receivable, net	(6,698)	14,845	(960)
Inventories	4,876	5,223	14,462
Prepaid expenses and other	707	9,508	(3,807)
Other assets	(556)	1,951	3,293
Accounts payable	8,274	(9,193)	6,548
Accrued expenses and other	9,988	6,591	3,465

Net cash provided by operating activities	72,354	95,625	62,145

INVESTING ACTIVITIES:
Capital expenditures	(26,382)	(14,656)	(23,968)
Proceeds from sale of fixed assets	1,212	311	—
Other	(3)	2	550

Net cash used by investing activities	(25,173)	(14,343)	(23,418)

FINANCING ACTIVITIES:
Proceeds from issuance of senior notes	—	200,000	—
Extinguishment of revolving facility	—	(37,641)	—
Extinguishment of term debt	—	(226,139)	—
Net (repayments) borrowings under revolving credit facilities	—	(14,397)	1,408
Proceeds from long-term debt	—	100,000	—
Repayments of long-term debt	(52,095)	(65,030)	(38,197)
Proceeds from exercise of share options	444	—	—
Debt issuance costs	—	(10,694)	(3,053)
Interest rate swap termination costs	—	(5,274)	—

Net cash used by financing activities	(51,651)	(59,175)	(39,842)

Effect of exchange rate changes on cash and cash equivalents	1,377	759	(110)

Net change in cash and cash equivalents	(3,093)	22,866	(1,225)
Cash and cash equivalents at beginning of period	27,235	4,369	5,594

Cash and cash equivalents at end of period	$24,142	$27,235	$4,369

Supplemental disclosure of cash flow information:
Cash paid for interest	$25,675	$26,277	$29,534

Cash received for income taxes	$(5,322)	$(5,313)	$(9,229)

The accompanying notes are an integral part of these consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Number of shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Comprehensive Income (Loss)
BALANCE, JANUARY 1, 2001	22,397	$141,506	$123,211	$(2,531)	$262,186

Net income	—	—	2,946	—	2,946	$2,946
Other comprehensive loss:
Cumulative effect of change in accounting for derivatives	—	—	—	(268)	(268)	(268)
Change in fair value of derivatives	—	—	—	(4,042)	(4,042)	(4,042)
Currency translation adjustments	—	—	—	(1,215)	(1,215)	(1,215)

Comprehensive loss						$(2,579)

BALANCE, DECEMBER 31, 2001	22,397	141,506	126,157	(8,056)	259,607

Net loss	—	—	(48,778)	—	(48,778)	$(48,778)
Exercise of share options	2	10	—	—	10	—
Other comprehensive loss:
Minimum pension liability adjustments	—	—	—	(821)	(821)	(821)
Unrealized loss on marketable securities	—	—	—	(202)	(202)	(202)
Change in fair value of derivatives	—	—	—	1,014	1,014	1,014
Amortization of terminated derivatives	—	—	—	2,677	2,677	2,677
Currency translation adjustments	—	—	—	2,395	2,395	2,395

Comprehensive loss						$(43,715)

BALANCE, DECEMBER 31, 2002	22,399	141,516	77,379	(2,993)	215,902

Net income	—	—	21,379	—	21,379	$21,379
Exercise of share options	60	719	—	—	719	—
Share based compensation expense	—	1,300	—	—	1,300	—
Other comprehensive income:
Minimum pension liability adjustments	—	—	—	(443)	(443)	(443)
Unrealized gain on marketable securities	—	—	—	121	121	121
Amortization of terminated derivatives	—	—	—	620	620	620
Currency translation adjustments	—	—	—	3,808	3,808	3,808

Comprehensive income						$25,485

BALANCE, DECEMBER 31, 2003	22,459	$143,535	$98,758	$1,113	$243,406

The accompanying notes are an integral part of these consolidated financial statements.

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

Accounts Receivable Concentrations

Revenues are principally generated from the automotive, medium- and heavy-duty truck, agricultural and off-highway vehicle markets. Due to the nature of these industries, a significant portion of sales and related accounts receivable are concentrated in a relatively small number of customers. In 2003, the Company’s top four customers individually accounted for approximately 17%, 11%, 9% and 9% of net sales, while the top five customers accounted for 53% of net sales. In 2002, the Company’s top four customers individually accounted for approximately 13%, 13%, 10% and 10% of net sales, while the top five customers accounted for approximately 52% of net sales. In 2001, the Company’s top four customers individually accounted for 14%, 13%, 12% and 12% of net sales, while the top five customers accounted for 57% of net sales. Accounts receivable from the Company’s five largest customers aggregated approximately $51,240 and $30,363 at December 31, 2003 and 2002, respectively.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for approximately 68% and 73% of the Company’s inventories at December 31, 2003 and 2002, respectively, and by the first-in, first-out (FIFO) method for all other inventories. Inventory cost includes material, labor and overhead. Inventories consist of the following at December 31:

	2003	2002
Raw materials	$25,035	$28,157
Work in progress	10,414	10,229
Finished goods	13,903	13,313

	49,352	51,699
Less: LIFO reserve	(710)	(560)

Total	$48,642	$51,139

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share data, unless otherwise indicated)

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and consist of the following at December 31:

	2003	2002
Land and land improvements	$5,677	$5,583
Buildings and improvements	42,456	45,003
Machinery and equipment	117,153	99,711
Office furniture and fixtures	27,986	26,205
Tooling	57,602	50,436
Vehicles	589	668
Leasehold improvements	1,237	1,249

	252,700	228,855
Less: Accumulated depreciation	(136,438)	(117,017)

	$116,262	$111,838

Depreciation is provided by both the straight-line and accelerated methods over the estimated useful lives of the assets. Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $21,904, $21,083 and $18,664, respectively. Depreciable lives within each property classification are as follows:

Buildings and improvements	10–40 years
Machinery and equipment	5–20 years
Office furniture and fixtures	3–10 years
Tooling	2–5 years
Vehicles	3–5 years
Leasehold improvements	3–8 years

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

Goodwill and Other Intangibles

Under Statement of Financial Accounting Standard (SFAS) 142, “Goodwill and Other Intangible Assets,” goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. In accordance with the transition provisions of SFAS 142, the Company completed the two-step transitional goodwill impairment analysis for both reporting units of the Company as of January 1, 2002. The initial impairment test indicated that the carrying values of the reporting units exceeded the corresponding fair values of the reporting units, which were determined based on a combination of valuation techniques including the guideline company method, the transaction method and the discounted cash flow method. The implied fair value of goodwill in these reporting units was then determined through the allocation of the fair values to the underlying assets and liabilities. The January 1, 2002 carrying value of the goodwill in these reporting units exceeded their implied fair value by $90.1 million. The $69.8 million write-down of goodwill to its fair value, which is net of $20.3 million of related tax benefits, was reported as a cumulative effect of accounting change in the accompanying consolidated financial statements as of January 1, 2002. The Company performed an annual impairment test of goodwill as of October 1, 2002 and 2003 and no additional impairment was recognized.

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share data, unless otherwise indicated)

The change in the carrying value of goodwill by reportable operating segment during 2002 was as follows:

	Vehicle Management & Power Distribution	Control Devices	Total
Balance at January 1, 2002	$31,800	$313,592	$345,392
Cumulative effect of accounting change	(31,800)	(58,300)	(90,100)

Balance at December 31, 2002	$—	$255,292	$255,292

There was no change in the carrying value of goodwill by reportable operating segment during 2003.

The pro forma consolidated net income (loss) as if SFAS 142 had been in effect at the beginning of fiscal 2001 is as follows:

	For the years ended December 31,
	2003	2002	2001
Reported income before cumulative effect of accounting change	$21,379	$21,056	$2,946
Add back: Goodwill amortization, net of tax	—	—	6,867

Pro forma income before cumulative effect of accounting change	21,379	21,056	9,813
Cumulative effect of accounting change, net of tax	—	(69,834)	—

Pro forma net income (loss)	$21,379	$(48,778)	$9,813

	For the years ended December 31,
	2003	2002	2001
Basic net income (loss) per share:
Reported income before cumulative effect of accounting change	$0.95	$0.94	$0.13
Add back: Goodwill amortization, net of tax	—	—	0.31

Pro forma income before cumulative effect of accounting change	0.95	0.94	0.44
Cumulative effect of accounting change, net of tax	—	(3.12)	—

Pro forma net income (loss) per share	$0.95	$(2.18)	$0.44

	For the years ended December 31,
	2003	2002	2001
Diluted net income (loss) per share:
Reported income before cumulative effect of accounting change	$0.94	$0.93	$0.13
Add back: Goodwill amortization, net of tax	—	—	0.31

Pro forma income before cumulative effect of accounting change	0.94	0.93	0.44
Cumulative effect of accounting change, net of tax	—	(3.09)	—

Pro forma net income (loss) per share	$0.94	$(2.16)	$0.44

The Company had the following intangible assets subject to amortization at December 31:

	2003	2002
Patents:
Gross carrying amount	$2,779	$2,779
Less: Accumulated amortization	(1,522)	(1,243)

Net carrying amount	$1,257	$1,536

Aggregate amortization expense on patents was $279 and $817 for the years ended December 31, 2003 and 2002, respectively. Estimated annual amortization expense is $279 for 2004-2006 and $210 for 2007-2008.

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share data, unless otherwise indicated)

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at December 31:

	2003	2002
Compensation-related obligations	$16,173	$14,899
Insurance-related obligations	6,796	7,443
Income tax-related obligations	9,945	2,740
Warranty-related obligations	5,515	4,248
Other	16,140	15,740

	$54,569	$45,070

Income Taxes

The Company accounts for income taxes using the provisions of SFAS 109, “Accounting for Income Taxes.” Deferred income taxes reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not.

Currency Translation

The financial statements of foreign subsidiaries, where the local currency is the functional currency, are translated into U.S. dollars using exchange rates in effect at the period end for assets and liabilities and average exchange rates during each reporting period for the results of operations. Adjustments resulting from translation of financial statements are reflected as a component of accumulated other comprehensive income (loss). Foreign currency transactions are remeasured into the functional currency using translation rates in effect at the time of the transaction, with the resulting adjustments included in the results of operations.

Revenue Recognition and Sales Commitments

The Company recognizes revenues from the sale of products, net of actual and estimated returns of products sold based on authorized returns and historical trends in sales returns, at the point of passage of title, which is generally at the time of shipment. The Company often enters into agreements with its customers at the beginning of a given vehicle’s expected production life. Once such agreements are entered into, it is the Company’s obligation to fulfill the customers’ purchasing requirements for the entire production life of the vehicle. These agreements generally may be terminated by the Company’s customers at any time, but usually are not.

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

Warranty Reserves

The Company’s warranty reserve is established based on the Company’s best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. While the Company believes that its warranty reserve is adequate and that the judgments applied are appropriate, such amounts estimated to be due and payable could differ materially from what will actually transpire in the future.

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share data, unless otherwise indicated)

The Company’s warranty reserve at December 31, 2003 and 2002 was $5,515 and $4,248, respectively. These warranty reserve balances included payments made of $3,388 and $3,474, costs recognized for warranties issued during the period of $4,644 and $4,443 and changes in estimates for preexisting warranties of $11 and $104, for the periods ended December 31, 2003 and 2002, respectively.

Product Development Expenses

Expenses associated with the development of new products and changes to existing products are charged to expense as incurred. These costs amounted to $28,714, $25,332 and $26,996 in 2003, 2002 and 2001, respectively.

Share-Based Compensation

At December 31, 2003, the Company had two share-based employee compensation plans, which are described more fully in Note 7. Prior to 2003, the Company accounted for employee share options granted under these plans using the intrinsic value method provisions of Accounting Principles Board Opinion No. (APB) 25, “Accounting for Stock Issued to Employees,” and related interpretations. No share-based employee compensation cost was recognized in 2002 and 2001, as all options granted under these plans had an exercise price equal to the market value of the underlying common shares on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” prospectively to all employee awards granted, modified or settled after January 1, 2003, under the disclosure provisions of SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS 123.” Awards under the Company’s plans cliff-vest over periods ranging from one to five years, and compensation expense is recognized on a straight-line basis. Therefore, the cost related to share-based employee compensation recognized in 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards granted since the original effective date of SFAS 123. The following table illustrates the effect on net income (loss) and net income (loss) per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	For the year’s ended December 31,
	2003	2002	2001
Net income (loss), as reported	$21,379	$(48,778)	$2,946
Add: Share-based employee compensation expense included in reported net income, net of related tax effects	810	—	—
Deduct: Total share-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,306)	(1,347)	(812)

Pro forma net income (loss)	$20,883	$(50,125)	$2,134

Net income (loss) per share:
Basic – as reported	$0.95	$(2.18)	$0.13
Basic – pro forma	$0.93	$(2.24)	$0.10

Diluted – as reported	$0.94	$(2.16)	$0.13
Diluted – pro forma	$0.92	$(2.22)	$0.10

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share data, unless otherwise indicated)

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2003	2002	2001
Risk-free interest rate	1.75% - 2.05%	4.71%	5.19% – 5.26%
Expected dividend yield	0.00%	0.00%	0.00%
Expected lives	3.0 years	7.5 years	7.5 years
Expected volatility	46.52% - 46.59%	59.47%	40.40% – 41.00%

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions including expected share price volatility and expected option lives.

Financial Instruments and Derivative Financial Instruments

Financial instruments held by the Company include cash and cash equivalents, accounts receivable, accounts payable, long-term debt and forward currency contracts. The carrying value of cash and cash equivalents, accounts receivable and accounts payable is considered to be representative of fair value because of the short maturity of these instruments. The carrying value of the Company’s variable rate debt approximates its fair value. Refer to Note 9 of the Company’s consolidated financial statements for fair value disclosures of the Company’s fixed rate debt, and foreign currency forward contracts.

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

Net Income (Loss) Per Share

Net income (loss) per share amounts for all periods are presented in accordance with SFAS 128, “Earnings per Share,” which requires the presentation of basic net income (loss) per share and diluted net income (loss) per share. Basic net income (loss) per share was computed by dividing net income (loss) by the weighted-average number of common shares outstanding for each respective period. Diluted net income (loss) per share was calculated by dividing net income (loss) by the weighted-average of all potentially dilutive common shares that were outstanding during the periods presented. Actual weighted-average shares outstanding used in calculating basic and diluted net income (loss) per share were as follows:

	For the years ended December 31,
	2003	2002	2001
Basic weighted average shares outstanding	22,415	22,399	22,397
Effect of dilutive securities	268	228	70

Diluted weighted average shares outstanding	22,683	22,627	22,467

Comprehensive Income (Loss)

SFAS 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income. Other comprehensive income includes foreign currency translation adjustments and gains and losses from certain foreign currency transactions, the effective portion of gains and losses on certain hedging activities, minimum pension liability adjustments, and unrealized gains and losses on available-for-sale marketable securities.

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share data, unless otherwise indicated)

Balances of each after-tax component of accumulated other comprehensive income (loss), as reported in the Statement of Consolidated Shareholders’ Equity as of December 31, are as follows:

	2003	2002	2001
Currency translation adjustments	$2,458	$(1,350)	$(3,746)
Change in fair value of derivatives	—	(620)	(4,310)
Minimum pension liability adjustments	(1,264)	(821)	—
Unrealized loss on marketable securities	(81)	(202)	—

	$1,113	$(2,993)	$(8,056)

Impairment of Assets

The Company reviews its long-lived assets and identifiable intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No significant impairment charges were recorded in 2003, 2002 and 2001. Impairment would be recognized when events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. Measurement of the amount of impairment may be based on appraisal, market values of similar assets or estimated discounted future cash flows resulting from the use and ultimate disposition of the asset.

Accounting Standards

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other things, SFAS 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt – an amendment of APB Opinion No. 30.” Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for classification as an extraordinary item, shall be reclassified. The Company adopted this Statement effective January 1, 2003, and accordingly, the extraordinary loss of $3.6 million, net of tax, recorded in the second quarter of 2002 as a result of the early extinguishment of debt was reclassified as a component of income from continuing operations in 2003. Therefore, income before income taxes and cumulative effect of accounting change as well as the income tax provision for the year ended December 31, 2002 were restated as follows:

Income before income taxes and cumulative effect of accounting change, as originally reported	$38,089
Loss on extinguishment of debt, pre-tax	(5,771)

Income before income taxes and cumulative effect of accounting change, as restated	$32,318

Provision for income taxes, as originally reported	$13,426
Tax benefit from loss on extinguishment of debt	(2,164)

Provision for income taxes, as restated	$11,262

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

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share data, unless otherwise indicated)

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how public companies classify and measure in their statement of financial position certain financial instruments with characteristics of both liabilities and equity. This Statement became effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not impact the Company’s consolidated financial statements.

In January 2003, the FASB issued interpretation (FIN) 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51.” FIN 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. The provisions of FIN 46 were applicable immediately to all variable interest entities created after January 31, 2003. In December 2003, the FASB issued FIN 46R, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51 (revised December 2003),” which includes significant amendments to previously issued FIN 46. Among other things, FIN 46R includes revised transition dates for public entities. The Company is now required to adopt the provisions of FIN 46R no later than the end of the first reporting period that ends after March 15, 2004. The adoption of this interpretation is not expected to have a material effect on the Company’s financial statements or results of operations.

Reclassifications

Certain prior year amounts have been reclassified to conform to their 2003 presentation in the consolidated financial statements.

3. Investments

The Company has a 50% interest in PST Industria Eletronica da Amazonia Ltda. (PST), a Brazilian electronic components business that specializes in electronic vehicle security devices. The investment is accounted for under the equity method of accounting. The Company’s investment in PST was $13,309 and $11,814 at December 31, 2003 and 2002, respectively. The Company has loaned PST $5,843, which includes accrued interest.

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

In conjunction with the issuance of the senior notes, the Company also entered into a new $200.0 million credit agreement with a bank group. The credit agreement has two components: a $100.0 million revolving facility (of which $95.9 million was available at December 31, 2003), which includes a $10.0 million swing line facility, and a $100.0 million term facility. The revolving facility expires on April 30, 2007 and requires a commitment fee of 0.375% to 0.500% on the unused balance as well as a utilization fee of 0.125% to 0.250% when the unutilized balance equals or exceeds 50.0% of the total revolving commitment. The revolving facility permits the Company to borrow up to half its borrowings in specified foreign currencies. Interest is payable quarterly at either (i) the prime rate plus a margin of 0.50% to 1.50% or (ii) LIBOR plus a margin of 2.00% to 3.00%, depending upon the Company’s ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA), as defined. Interest on the swing line facility is payable monthly at the quoted overnight borrowing rate plus a margin of 2.00% to 3.00%, depending upon the Company’s ratio of consolidated total debt to consolidated EBITDA. The term facility was due to expire on April 30, 2008 and had interest payable quarterly at either (i) the prime rate plus 1.75% or (ii) LIBOR plus 3.25%. The Company has the right to prepay any of the above-mentioned loans in whole or in part, without premium or penalty. During the first quarter of 2003, the Company prepaid $20.0 million of the term facility and during the fourth quarter of 2003, prepaid the entire remaining balance outstanding under the term facility of $28.5 million.

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share data, unless otherwise indicated)

The weighted average interest rate in effect for the years ended December 31, 2003, 2002 and 2001 was approximately 10.24%, 9.53% and 9.39%, respectively, including the effects of the interest rate swap agreements.

Long-term debt consisted of the following at December 31:

	2003	2002
11 1/2% Senior notes, due 2012	$200,000	$200,000
Borrowings under credit agreement	—	49,250
Borrowings payable to foreign banks	—	1,108
Other	662	552

	200,662	250,910
Less: Current portion	417	1,992

	$200,245	$248,918

The credit agreement contains various covenants that require, among other things, the maintenance of certain minimum amounts of consolidated net worth and consolidated EBITDA and certain specified ratios of consolidated total debt to consolidated EBITDA, interest coverage and fixed charge coverage. Restrictions also include limits on capital expenditures, operating leases and dividends. The Company was in compliance with all covenants at December 31, 2003.

Future maturities of long-term debt at December 31, 2003 are as follows:

2004	$417
2005	197
2006	48
2007	—
2008	—
Thereafter	200,000

$200,662

5. Income Taxes

The provisions for income taxes on income before cumulative effect of accounting change included in the accompanying financial statements represent federal, state and foreign income taxes. The components of income (loss) before income taxes and the provision for income taxes before cumulative effect of accounting change consists of the following:

	For the years ended December 31,
	2003	2002	2001
Income (loss) before income taxes and cumulative effect of accounting change
Domestic	$21,305	$30,137	$6,676
Foreign	9,715	2,181	(2,780)

	$31,020	$32,318	$3,896

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share data, unless otherwise indicated)

	For the years ended December 31,
	2003	2002	2001
Income tax provision (benefit)
Current:
Federal	$(2,082)	$(2,339)	$(9,347)
State and foreign	3,430	2,820	712

	1,348	481	(8,635)

Deferred:
Federal	7,130	10,186	8,387
State and foreign	1,163	595	1,198

	8,293	10,781	9,585

Total	$9,641	$11,262	$950

A reconciliation of the Company’s effective income tax rate to the statutory federal tax rate for is as follows:

	2003	2002	2001
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.2	2.8	14.6
Tax credits	(2.6)	(2.3)	(23.1)
Goodwill amortization	—	—	7.6
Tax benefit for export sales	(3.1)	(6.0)	(56.0)
Foreign rate differential	(2.6)	1.0	28.6
Other	3.2	4.3	17.7

Effective income tax rate	31.1%	34.8%	24.4%

Unremitted earnings of foreign subsidiaries were $11,062, $12,046 and $10,978 as of December 31, 2003, 2002 and 2001, respectively. Because these earnings have been indefinitely reinvested in foreign operations, no provision has been made for U.S. income taxes. It is impracticable to determine the amount of unrecognized deferred taxes with respect to these earnings; however, foreign tax credits should be available to reduce U.S. income taxes in the event of a distribution.

Deferred tax assets and liabilities consisted of the following at December 31:

	2003	2002
Deferred tax assets:
Inventories	$1,878	$2,113
Employee benefits	2,281	923
Insurance	1,877	1,885
Other nondeductible reserves	10,133	8,400

Gross deferred tax assets	16,169	13,321

Deferred tax liabilities:
Depreciation and amortization	(32,907)	(19,931)
Other	(694)	(2,764)

Gross deferred tax liabilities	(33,601)	(22,695)

Net deferred tax liability	$(17,432)	$(9,374)

6. Operating Lease Commitments

The Company leases equipment, vehicles and buildings from third parties under operating lease agreements.

D.M. Draime, Chairman of the Company, is a 50% owner of Hunters Square, Inc. (“HSI”), an Ohio corporation, which owns Hunters Square, an office complex and shopping mall located in Warren, Ohio. The Company leases office space

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share data, unless otherwise indicated)

in Hunters Square. The Company pays all maintenance, tax and insurance costs related to the operation of the office. Lease payments made by the Company to HSI were $301 in 2003 and $357 in 2002 and 2001, respectively. The lease terminates in December 2009. The Company believes the terms of the lease are no less favorable to it than would be the terms of a third-party lease.

Earl Linehan, a director of the Company, and D.M. Draime, Chairman of the Company, as limited partners, own 11.81% and 10.00%, respectively, of Industrial Development Associates (“IDA”), a Maryland limited partnership real estate development company in which the Company is a 30% general partner. The Company has a lease agreement with IDA pursuant to which the Company leases a facility located in Mebane, North Carolina. The lease expires on March 31, 2004. The Company is responsible for all maintenance, taxes and insurance costs related to the operations of the facility. The Company made lease payments to IDA of $115, $152 and $181 for 2003, 2002 and 2001, respectively. The Company believes the terms of the lease are no less favorable to it than would be the terms of a third-party lease.

For the years ended December 31, 2003, 2002 and 2001, lease expense totaled $6,278, $6,604 and $5,713, including related party lease expense of $451, $509 and $538, respectively.

Future minimum operating lease commitments at December 31, 2003 are as follows:

	Third Party	Related Party
2004	$4,067	$311
2005	2,553	301
2006	2,078	301
2007	1,462	301
2008	1,014	301
Thereafter	845	301

	$12,019	$1,816

7. Share Option Plans

In October 1997, the Company adopted a Long-Term Incentive Plan (Incentive Plan). The Company has reserved 2,500,000 Common Shares for issuance under the Incentive Plan. Under the Incentive Plan, the Company has granted cumulative options to purchase 1,594,500 Common Shares to management with exercise prices equal to the fair market value of the Company’s Common Shares on the date of grant. The options cliff-vest from one to five years after the date of grant.

In May 2002, the Company adopted a Director Share Option Plan (Director Plan). The Company has reserved 500,000 Common Shares for issuance under the Director Plan. Under the Director Plan, the Company has granted cumulative options to purchase 86,000 Common Shares to directors of the Company with exercise prices equal to the fair market value of the Company’s Common Shares on the date of grant. The options cliff-vest one year after the date of grant.

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share data, unless otherwise indicated)

Information relating to the Company’s outstanding options is as follows:

	Share Options	Exercise Prices	Weighted Average Exercise Price
Outstanding at December 31, 2000	576,000	7.82-17.50	16.05
Granted in 2001	364,500	5.13-8.40	5.66
Forfeited in 2001	(4,000)	5.13-14.72	12.32

Outstanding at December 31, 2001	936,500	5.13-17.50	12.03
Granted in 2002	317,000	7.93	7.93
Forfeited in 2002	(21,500)	5.13-17.50	13.51
Exercised in 2002	(2,000)	5.13	5.13

Outstanding at December 31, 2002	1,230,000	5.13-17.50	10.96
Granted in 2003	338,000	10.39-11.64	10.48
Forfeited in 2003	(38,500)	5.13-17.50	10.60
Exercised in 2003	(59,400)	5.13-14.72	7.47

Outstanding at December 31, 2003	1,470,100		11.00

Of the options issued and outstanding under both the Incentive Plan and the Director Plan, 813,100, 587,000, and 488,000 were exercisable as of December 31, 2003, 2002 and 2001, respectively. The weighted-average exercise price of options exercisable at the end of the year was $12.24, $15.40 and $17.14 per share at December 31, 2003, 2002 and 2001, respectively. The weighted-average fair value of options granted during the year was $3.51, $5.17 and $3.06 per share at December 31, 2003, 2002 and 2001, respectively.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Share Options Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Shares Exercisable	Weighted-Average Exercise Price
$5.13	267,100	7 years	$5.13	267,100	$5.13
$7.82 - $8.40	395,500	7 years	$7.96	90,000	$8.08
$10.39 - $11.64	326,500	9 years	$10.48	—	—
$14.72	66,000	5 years	$14.72	41,000	$14.72
$16.44 - $17.50	415,000	4 years	$17.48	415,000	$17.48

	1,470,100	7 years	$11.00	813,100	$12.24

8. Employee Benefit Plans

The Company has certain defined contribution profit sharing and 401(k) plans covering substantially all of its employees. Company contributions are generally discretionary; however, a portion of these contributions is based upon a percentage of employee compensation, as defined in the plans. The Company’s policy is to fund all benefit costs accrued. For the years ended December 31, 2003, 2002 and 2001, expenses related to these plans amounted to $3,757, $345 and $3,301, respectively.

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share data, unless otherwise indicated)

The Company has a single defined benefit pension plan that covers certain employees in Europe. The following table sets forth the benefit obligation, fair value of plan assets, and the funded status of the Company’s plan; amounts recognized in the Company’s financial statements; and the principal weighted average assumptions used:

	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of year	$13,120	$11,226
Service cost	490	630
Interest cost	800	735
Participant contributions	180	195
Curtailment	(1,945)	—
Actuarial gain	1,634	(525)
Benefits paid	(751)	(390)
Translation adjustments	1,642	1,249

Benefit obligation at end of year	$15,170	$13,120

Change in plan assets:
Fair value of plan assets at beginning of year	$10,882	$11,488
Actual return on plan assets	1,699	(1,515)
Employer contributions	245	—
Participant contributions	180	195
Benefits paid	(751)	(390)
Translation adjustments	1,309	1,104

Fair value of plan assets at end of year	$13,564	$10,882

Funded status	$(1,606)	$(2,238)
Unrecognized actuarial loss	2,106	3,123

Net amount recognized	$500	$885

Amounts recognized in the balance sheet consist of:
Accrued (liability) benefit	$(1,606)	$(483)
Other comprehensive income	2,106	1,368

Net amount recognized	$500	$885

Weighted average assumptions as of December 31:
Discount rate	5.75%	6.00%
Expected return on plan assets	7.25%	7.25%
Rate of increase to compensation levels	N/A	3.25%
Rate of increase to pensions in payments	3.00%	3.00%
Rate of future price inflation	2.75%	2.25%

Components of net periodic pension cost are as follows:

	2003	2002	2001
Service cost	$490	$630	$821
Interest cost	800	735	648
Expected return on plan assets	(784)	(825)	(849)
Amortization of actuarial loss	180	—	—

Net periodic pension cost	$686	$540	$620

The provisions of SFAS 87, “Employers’ Accounting for Pensions,” required the Company to record an additional minimum liability of $738 with a corresponding charge recorded as a component of accumulated other comprehensive income of $443, net of tax of $295, at December 31, 2003. The additional minimum pension liability was $1,368 with a corresponding charge recorded as a component of accumulated other comprehensive loss of $821, net of tax of $547, at December 31, 2002. This liability represents the amount by which the accumulated benefit obligation exceeds the sum of the fair market value of plan assets and accrued amounts previously recorded.

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share data, unless otherwise indicated)

On December 31, 2003 the Company amended the defined benefit plan to eliminate the linkage between future service and salary derived plan benefits. The defined benefit plan will continue to provide certain life insurance and disability benefits to participants. Affected members of the plan, which number 159, have been offered membership in the Company’s defined contribution plan. As a result of the curtailment, the projected benefit obligation of the plan was reduced by $1,945.

The Company does not provide any other significant retirement, post-retirement or post-employment benefits to its employees.

9. Fair Value of Financial Instruments

A financial instrument is cash or a contract that imposes an obligation to deliver, or conveys a right to receive cash or another financial instrument. The carrying values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. The estimated fair value of the Company’s variable rate debt approximates book value, as under the terms of the borrowing arrangements, a portion of the obligations are subject to fluctuating market rates of interest. The estimated fair value of the Company’s fixed rate debt at December 31, 2003, per quoted market sources, was $235.8 million and the carrying value was $200.0 million.

The Company uses derivative financial instruments to reduce exposure to market risks resulting from fluctuations in interest rates (swaps) and currency rates (forward contracts). The Company does not enter into financial instruments for speculative or profit motivated purposes. Management believes that its use of these instruments to reduce risk is in the Company’s best interest.

In order to manage the interest rate risk associated with the Company’s previous debt portfolio, the Company entered into interest rate swap agreements. These agreements required the Company to pay a fixed interest rate to counterparties while receiving a floating interest rate based on LIBOR. The counterparties to each of the interest rate swap agreements were major commercial banks. These agreements were due to mature on or before December 31, 2003 and qualified as cash flow hedges; however, as a result of the Company’s debt refinancing, these agreements were terminated on May 1, 2002. Hedging activities recorded in accumulated other comprehensive income (loss) are as follows:

	For the years ended December 31,
	2003	2002	2001
Amortization of terminated swap agreements, pre-tax	$991	$4,283	$—
Tax effect	(372)	(1,606)	—

Amortization of terminated swap agreements, net of tax	$620	$2,677	$—

Change in fair value of swap agreements, pre-tax	$—	$1,408	$(6,267)
Tax effect	—	(394)	2,225

Change in fair value of swap agreements, net of tax	$—	$1,014	$(4,042)

Cumulative effect of change in accounting for swap agreements, pre-tax	$—	$—	$(416)
Tax effect	—	—	148

Cumulative effect of change in accounting for swap agreements, net of tax	$—	$—	$(268)

As of December 31, 2003 these terminated swap agreements were fully amortized into income.

The Company has entered into foreign currency forward purchase contracts with a notional value of 22.6 million of Swedish krona to reduce exposure related to the Company’s krona denominated debt obligations. The estimated fair value of these forward contracts at December 31, 2003, per quoted market sources, was $(0.3) million. These forward contracts are marked to market, with gains and losses recognized in the Consolidated Statement of Operations. The Company’s foreign currency forward purchase contracts substantially offset losses and gains on the underlying foreign denominated debt obligations and receivables.

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

On January 15, 2004, a judgment was entered against the Company in the District Court (365th Judicial District) in Maverick County, Texas. The plaintiffs alleged in their complaint that a Stoneridge fuel valve installed as a replacement part on a truck caused a fire after an accident resulting in a death. The plaintiffs are the parents of the decedent. The final judgment entered against the Company was approximately $36.5 million. The Company denies its fuel valve contributed to the fire. A motion for a new trial and other relief is pending before the trial court. A vigorous appeal of this judgment will be undertaken if the trial court denies relief. The Company believes that there are valid grounds to reverse the judgment on appeal. If successful, the appeal may alter or eliminate the amount of the existing judgment. While legal proceedings are subject to inherent uncertainty, the Company believes that it is reasonably possible that this award will be substantially altered or eliminated by the appellate court. Consequently, in the opinion of management and counsel, it is not possible to estimate the outcome of such uncertainty at this time. The Company will record a provision for any liability in this case, if and at the time that management and counsel conclude a loss is probable.

11. Related Party Transactions

Avery Cohen, a director of the Company, is a partner in Baker & Hostetler LLP, a law firm, which has served as general outside counsel for the Company since 1993 and is expected to continue to do so in the future. The Company paid $940, $1,082 and $721 in legal fees to Baker & Hostetler during 2003, 2002 and 2001, respectively.

See Note 6 to the Company’s consolidated financial statements for information on the Company’s related party transactions involving operating leases.

12. Segment Reporting

SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise that are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer.

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

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share data, unless otherwise indicated)

A summary of financial information by reportable operating segment is as follows:

	For the year ended December 31, 2003
	Vehicle Management & Power Distribution	Control Devices	Eliminations	Consolidated
Sales from external customers	$275,569	$331,096	$—	$606,665
Intersegment sales	14,083	2,080	(16,163)	—

Total net sales	$289,652	$333,176	$(16,163)	$606,665

Net income	$5,409	$15,970	$—	$21,379
Depreciation and amortization	$8,377	$13,811	$—	$22,188
Interest expense, net	$3,534	$24,117	$—	$27,651
Provision for income taxes	$2,439	$7,202	$—	$9,641

Capital expenditures	$10,478	$15,904	$—	$26,382

Total assets	$144,641	$435,026	$—	$579,667

	For the year ended December 31, 2002
	Vehicle Management & Power Distribution	Control Devices	Eliminations	Consolidated
Sales from external customers	$260,932	$375,575	$—	$636,507
Intersegment sales	12,872	1,321	(14,193)	—

Total net sales	$273,804	$376,896	$(14,193)	$636,507

Net loss	$(29,470)	$(19,308)	$—	$(48,778)
Depreciation and amortization	$8,037	$13,863	$—	$21,900
Interest expense, net	$5,145	$29,471	$—	$34,616
Provision for income taxes	$839	$10,423	$—	$11,262
Cumulative effect of accounting change, net of tax	$(31,800)	$(38,034)	$—	$(69,834)

Capital expenditures	$4,272	$10,384	$—	$14,656

Total assets	$135,714	$435,413	$—	$571,127

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share data, unless otherwise indicated)

	For the year ended December 31, 2001
	Vehicle Management & Power Distribution	Control Devices	Eliminations	Consolidated
Sales from external customers	$236,968	$347,500	$—	$584,468
Intersegment sales	8,913	2,010	(10,923)	—

Total net sales	$245,881	$349,510	$(10,923)	$584,468

Net (loss) income	$(11,879)	$14,825	$—	$2,946
Depreciation and amortization	$8,104	$20,740	$—	$28,844
Interest expense, net	$5,008	$26,300	$—	$31,308
(Benefit) provision for income taxes	$(3,831)	$4,781	$—	$950

Capital expenditures	$5,959	$18,009	$—	$23,968

Total assets	$181,784	$489,149	$—	$670,933

The following table presents the Company’s core product lines, as a percentage of net sales:

	For the years ended December 31,
	2003	2002	2001
Vehicle Management & Power Distribution:
Vehicle electrical power and distribution systems	25%	22%	21%
Electronic instrumentation and information display products	20	19	20

	45%	41%	41%

Control Devices:
Electronic and electrical switch and actuator products	32%	35%	34%
Sensor products	23	24	25

	55%	59%	59%

The following table presents net sales and non-current assets for each of the geographic areas in which the Company operates:

	For the years ended December 31,
	2003	2002	2001
Net Sales:
North America	$492,565	$534,807	$498,011
Europe and other	114,100	101,700	86,457

Total	$606,665	$636,507	$584,468

Non-Current Assets:
North America	$346,994	$344,450	$440,915
Europe and other	53,047	51,002	53,183

Total	$400,041	$395,452	$494,098

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share data, unless otherwise indicated)

13. Guarantor Financial Information

The senior notes and the credit facility are fully and unconditionally guaranteed, jointly and severally, by each of the Company’s existing and future domestic wholly owned subsidiaries (Guarantor Subsidiaries). The Company’s non-U.S. subsidiaries did not guarantee the senior notes and the credit facility (Non-Guarantor Subsidiaries).

Presented below are summarized condensed consolidating financial statements of the Parent (which include certain of the Company’s operating units), the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the Company on a consolidated basis, as of December 31, 2003, 2002, and 2001 and for the years then ended.

These summarized condensed consolidating financial statements are prepared on the equity method. Separate financial statements for the Guarantor Subsidiaries are not presented based on management’s determination that they do not provide additional information that is material to investors. Therefore, the Guarantor Subsidiaries are combined in the presentation below.

	December 31, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$14,660	$26	$9,456	$—	$24,142
Accounts receivable, net	42,585	28,595	21,324	(3,343)	89,161
Inventories, net	22,193	11,027	15,422	—	48,642
Prepaid expenses, intercompany and other	(234,958)	215,387	29,396	—	9,825
Deferred income taxes	4,659	2,620	577	—	7,856

Total current assets	(150,861)	257,655	76,175	(3,343)	179,626

Property, Plant and Equipment, net	61,042	31,390	23,830	—	116,262
Other Assets:
Goodwill	234,701	20,591	—	—	255,292
Investments and other, net	34,628	548	1,128	(7,817)	28,487
Investment in subsidiaries	333,606	—	—	(333,606)	—

Total Assets	$513,116	$310,184	$101,133	$(344,766)	$579,667

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$—	$—	$417	$—	$417
Accounts payable	24,920	16,194	15,779	(3,299)	53,594
Accrued expenses and other	13,735	20,930	19,948	(44)	54,569

Total current liabilities	38,655	37,124	36,144	(3,343)	108,580

Long-Term Liabilities:
Long-term debt, net of current portion	207,301	—	761	(7,817)	200,245
Deferred income taxes	23,393	3,082	(1,187)	—	25,288
Other liabilities	361	—	1,787	—	2,148

Total long-term liabilities	231,055	3,082	1,361	(7,817)	227,681

Shareholders’ Equity	243,406	269,978	63,628	(333,606)	243,406

Total Liabilities and Shareholders’ Equity	$513,116	$310,184	$101,133	$(344,766)	$579,667

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share data, unless otherwise indicated)

Supplemental condensed consolidating financial statements (continued):

	December 31, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$18,698	$167	$8,370	$—	$27,235
Accounts receivable, net	35,941	30,295	16,137	(3,031)	79,342
Inventories, net	23,940	13,346	13,853	—	51,139
Prepaid expenses, intercompany and other	(175,807)	168,489	19,373	—	12,055
Deferred income taxes	3,051	3,043	(190)	—	5,904

Total current assets	(94,177)	215,340	57,543	(3,031)	175,675

Property, Plant and Equipment, net	55,714	33,875	22,249	—	111,838
Other Assets:
Goodwill	234,701	20,591	—	—	255,292
Investments and other, net	40,514	507	914	(13,613)	28,322
Investment in subsidiaries	287,092	—	—	(287,092)	—

Total Assets	$523,844	$270,313	$80,706	$(303,736)	$571,127

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$1,000	$—	$992	$—	$1,992
Accounts payable	19,025	16,864	10,219	(2,957)	43,151
Accrued expenses and other	24,523	5,423	15,200	(76)	45,070

Total current liabilities	44,548	22,287	26,411	(3,033)	90,213

Long-Term Liabilities:
Long-term debt, net of current portion	247,563	—	14,966	(13,611)	248,918
Deferred income taxes	15,498	3,879	(4,099)	—	15,278
Other liabilities	333	—	483	—	816

Total long-term liabilities	263,394	3,879	11,350	(13,611)	265,012

Shareholders’ Equity	215,902	244,147	42,945	(287,092)	215,902

Total Liabilities and Shareholders’ Equity	$523,844	$270,313	$80,706	$(303,736)	$571,127

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share data, unless otherwise indicated)

Supplemental condensed consolidating financial statements (continued):

	For the year ended December 31, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$273,412	$205,649	$150,774	$(23,170)	$606,665
Costs and Expenses:
Cost of goods sold	212,911	145,205	115,689	(23,170)	450,635
Selling, general and administrative	40,070	31,227	26,363	—	97,660

Operating Income	20,431	29,217	8,722	—	58,370
Interest expense, net	27,675	—	(24)	—	27,651
Other (income) expense, net	(2,673)	3,341	(969)	—	(301)
Equity earnings from subsidiaries	(26,225)	—	—	26,225	—

Income Before Income Taxes	21,654	25,876	9,715	(26,225)	31,020

Provision for income taxes	275	8,280	1,086	—	9,641

Net Income	$21,379	$17,596	$8,629	$(26,225)	$21,379

	For the year ended December 31, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$280,221	$254,389	$141,125	$(39,228)	$636,507
Costs and Expenses:
Cost of goods sold	211,939	184,745	113,732	(39,228)	471,188
Selling, general and administrative	36,723	31,422	22,854	—	90,999

Operating Income	31,559	38,222	4,539	—	74,320
Interest expense, net	33,542	—	1,074	—	34,616
Loss on extinguishment of debt	5,771	—	—	—	5,771
Other (income) expense, net	(1,842)	2,173	1,284	—	1,615
Equity earnings from subsidiaries	12,929	—	—	(12,929)	—

(Loss) Income Before Income Taxes and Cumulative Effect of Accounting Change	(18,841)	36,049	2,181	12,929	32,318

(Benefit) Provision for income taxes	(3,421)	12,617	2,066	—	11,262

Income Before Cumulative Effect of Accounting Change	(15,420)	23,432	115	12,929	21,056

Cumulative effect of accounting change, net of tax	(33,358)	(4,701)	(31,775)	—	(69,834)

Net (Loss) Income	$(48,778)	$18,731	$(31,660)	$12,929	$(48,778)

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share data, unless otherwise indicated)

Supplemental condensed consolidating financial statements (continued):

	For the year ended December 31, 2001
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$257,180	$225,205	$126,707	$(24,624)	$584,468
Costs and Expenses:
Cost of goods sold	201,628	165,226	107,156	(24,624)	449,386
Selling, general and administrative	46,425	31,907	21,025	—	99,357

Operating Income (Loss)	9,127	28,072	(1,474)	—	35,725

Interest expense, net	30,269	—	1,039	—	31,308
Other (income) expense, net	(2,368)	2,622	267	—	521
Equity earnings from subsidiaries	(12,896)	—	—	12,896	—

(Loss) Income Before Income Taxes	(5,878)	25,450	(2,780)	(12,896)	3,896

(Benefit) Provision for income taxes	(8,824)	8,908	866	—	950

Net Income (Loss)	$2,946	$16,542	$(3,646)	$(12,896)	$2,946

	For the year ended December 31, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$53,211	$4,755	$20,180	$(5,792)	$72,354
INVESTING ACTIVITIES:
Capital expenditures	(16,047)	(4,959)	(5,376)	—	(26,382)
Proceeds from sale of fixed assets	386	—	826	—	1,212
Other	(15)	—	12	—	(3)

Net cash used for investing activities	(15,676)	(4,959)	(4,538)	—	(25,173)

FINANCING ACTIVITIES:
Repayments of long-term debt	(41,940)	—	(15,947)	5,792	(52,095)
Proceeds from exercise of share options	368	63	13	—	444

Net cash used for financing activities	(41,572)	63	(15,934)	5,792	(51,651)

Effect of exchange rate changes on cash and cash equivalents	(1)	—	1,378	—	1,377

Net change in cash and cash equivalents	(4,038)	(141)	1,086	—	(3,093)
Cash and cash equivalents at beginning of period	18,698	167	8,370	—	27,235

Cash and cash equivalents at end of period	$14,660	$26	$9,456	$—	$24,142

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share data, unless otherwise indicated)

Supplemental condensed consolidating financial statements (continued):

	For the year ended December 31, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$33,971	$48,076	$14,488	$(910)	$95,625
INVESTING ACTIVITIES:
Capital expenditures	(7,505)	(4,972)	(2,179)	—	(14,656)
Proceeds from sale of fixed assets	221	—	90	—	311
Other	(39)	—	(393)	434	2

Net cash used for investing activities	(7,323)	(4,972)	(2,482)	434	(14,343)

FINANCING ACTIVITIES:
Proceeds from issuance of senior notes	200,000	—	—	—	200,000
Extinguishment of revolving facility	(37,641)	—	—	—	(37,641)
Extinguishment of term debt	(226,139)	—	—	—	(226,139)
Net repayments under revolving facilities	(13,019)	—	(1,378)	—	(14,397)
Proceeds from long-term debt	100,000	—	—	—	100,000
Repayments of long-term debt	(15,897)	(42,966)	(6,643)	476	(65,030)
Debt issuance costs	(10,694)	—	—	—	(10,694)
Interest rate swap termination costs	(5,274)	—	—	—	(5,274)

Net cash used for financing activities	(8,664)	(42,966)	(8,021)	476	(59,175)

Effect of exchange rate changes on cash and cash equivalents	—	—	759	—	759

Net change in cash and cash equivalents	17,984	138	4,744	—	22,866
Cash and cash equivalents at beginning of period	714	29	3,626	—	4,369

Cash and cash equivalents at end of period	$18,698	$167	$8,370	$—	$27,235

	For the year ended December 31, 2001
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$17,454	$40,828	$5,650	$(1,787)	$62,145
INVESTING ACTIVITIES:
Capital expenditures	(9,578)	(10,600)	(3,790)	—	(23,968)
Other	43	—	(5,557)	6,064	550

Net cash used for investing activities	(9,535)	(10,600)	(9,347)	6,064	(23,418)

FINANCING ACTIVITIES:
Net borrowings (repayments) under revolving facilities	1,774	—	(366)	—	1,408
Repayments of long-term debt	(6,098)	(30,308)	2,486	(4,277)	(38,197)
Debt issuance costs	(3,053)	—	—	—	(3,053)

Net cash used for financing activities	(7,377)	(30,308)	2,120	(4,277)	(39,842)

Effect of exchange rate changes on cash and cash equivalents	—	—	(110)	—	(110)

Net change in cash and cash equivalents	542	(80)	(1,687)	—	(1,225)
Cash and cash equivalents at beginning of period	172	109	5,313	—	5,594

Cash and cash equivalents at end of period	$714	$29	$3,626	$—	$4,369

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share data, unless otherwise indicated)

14. Unaudited Quarterly Financial Data

The following is a condensed summary of actual quarterly results of operations for 2003 and 2002:

	Quarter Ended
	Dec. 31	Sep. 30	June 30	Mar. 31
	(in millions, except per share data)
2003
Net sales	$151.3	$140.8	$155.0	$159.6
Gross profit (A)	40.4	34.4	40.3	40.9
Operating income (B)	14.0	11.1	16.2	17.1
Net income (B)	$5.1	$3.1	$6.2	$7.0

Basic net income per share (D)	$0.23	$0.14	$0.28	$0.31

Diluted net income per share (D)	$0.22	$0.14	$0.27	$0.31

2002
Net sales	$148.3	$158.4	$172.0	$157.8
Gross profit (A)	38.2	39.6	48.2	39.3
Operating income	15.1	16.3	25.3	17.6
Income before cumulative effect of accounting change (C)	4.5	4.2	6.8	5.5

Net income (loss) (C)	$4.5	$4.2	$6.8	$(64.3)

Basic income before cumulative effect of accounting change per share (D)	$0.20	$0.19	$0.30	$0.25

Diluted income before cumulative effect of accounting change per share (D)	$0.20	$0.19	$0.30	$0.25

(A)	Gross profit represents net sales less cost of goods sold.

(B)	During the fourth quarter of 2003, the Company adopted the fair value provisions of SFAS 123, “Accounting for Stock-Based Compensation,” effective January 1, 2003, prospectively to all employee awards granted, modified or settled after January 1, 2003. Therefore, the Company’s first, second and third quarter operating income and net income are restated as follows:

	Quarter Ended
	Sep. 30	June 30	Mar. 31
Operating income as originally reported	$11.3	$16.3	$17.6
Share-based compensation expense	0.2	0.1	—
Other	—	—	0.5

Operating income as restated	$11.1	$16.2	$17.1

Net income as originally reported	$3.2	$6.3	$7.0
Share-based compensation expense	0.2	0.1	—
Tax effect on share-based compensation	(0.1)	—	—

Net income as restated	$3.1	$6.2	$7.0

(C)	During the second quarter of 2002, the Company completed the initial goodwill impairment analysis, as required by SFAS 142. As a result, the Company recognized a cumulative effect of accounting change adjustment of $69.8 million, net of tax, effective January 1, 2002.

(D)	Earnings per share for the year may not equal the sum of the four fiscal quarters earnings per share due to changes in basic and diluted shares outstanding.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

THIS REPORT IS A COPY AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

To the Board of Directors and Shareholders of

Stoneridge, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Stoneridge, Inc. and Subsidiaries included in this Form 10-K, and have issued our report thereon dated January 22, 2002. Our audits were made for the purpose of forming an opinion on those financial statements taken as a whole. The schedule on page 45 is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/    ARTHUR ANDERSEN LLP

Cleveland, Ohio,

January 22, 2002.

STONERIDGE, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2001	$2,142	$564	$964	$1,742
Year ended December 31, 2002	1,742	1,773	495	3,020
Year ended December 31, 2003	3,020	1,260	1,376	2,904

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no disagreement between the management of the Company and its independent auditors on any matter of accounting principles or practices of financial statement disclosures, or auditing scope or procedure.

ITEM 9A. CONTROLS AND PROCEDURES

As of December 31, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2003.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 is incorporated by reference to the information under the heading or subheadings “Election of Directors,” “Audit Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 10, 2004, and the information under the heading “Executive Officers” in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to the information under the heading “Executive Compensation” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 10, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 (other than the information required by Item 201(d) of Regulation S-K) is incorporated by reference to the information under the heading “Security Ownership of Certain Beneficial Owners and Management” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 10, 2004. The information required by Item 201(d) of Regulation S-K is set forth in Item 5 of this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated by reference to the information under the heading “Certain Relationships and Related Transactions” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 10, 2004.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated by reference to the information under the heading “Other Matters” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 10, 2004.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form 10-K.

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(b) The following reports on Form 8-K were filed during the quarter ended December 31, 2003.

1.	On October 23, 2003, the Company filed a Current Report on Form 8-K for a press release announcing third quarter 2003 earnings.

2.	On December 9, 2003, the Company filed a Current Report on Form 8-K for a press release announcing the resignation of Cloyd J. Abruzzo as the Company’s President, Chief Executive Officer and Director and the resignation of Sten Forseke as one of the Company’s Vice Presidents.

(c) The exhibits listed on the Index to Exhibits are filed with this Form 10-K or incorporated by reference as set forth below.

(d) Additional Financial Statement Schedules.

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STONERIDGE, INC.

Date: March 15, 2004	/s/ KEVIN P. BAGBY
Kevin P. Bagby
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: March 15, 2004	/s/ D.M. DRAIME
D.M. Draime Chairman of the Board of Directors, Interim President and Chief Executive Officer (Principal Executive Officer)

Date: March 15, 2004	/s/ AVERY S. COHEN
Avery S. Cohen Secretary and Director

Date: March 15, 2004	/s/ RICHARD E. CHENEY
Richard E. Cheney Director

Date: March 15, 2004	/s/ JOHN C. COREY
John C. Corey Director

Date: March 15, 2004	/s/ SHELDON J. EPSTEIN
Sheldon J. Epstein Director

Date: March 15, 2004	/s/ WILLIAM M. LASKY
William M. Lasky Director

Date: March 15, 2004	/s/ EARL L. LINEHAN
Earl L. Linehan Director

INDEX TO EXHIBITS

Exhibit Number	Exhibit
3.1	Second Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-33285)).

3.2	Amended and Restated Code of Regulations of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 333-33285)).

4.1	Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

4.2	Indenture dated as of May 1, 2002 among Stoneridge, Inc. as Issuer, Stoneridge Control Devices, Inc. and Stoneridge Electronics, Inc., as Guarantors, and Fifth Third Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 7, 2002).

10.1	Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-33285)).

10.2	Lease Agreement between Industrial Development Associates and the Alphabet Division, with respect to the Company’s Mebane, North Carolina facility (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.3	Lease Agreement between Stoneridge, Inc. and Hunters Square, Inc., with respect to the Company’s division headquarters for the Alphabet Division (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.5	Joint Venture and Shareholders’ Agreements and Cooperation Agreement with Connecto AB (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (No. 333-33285)).

10.6	Credit Agreement dated as of May 1, 2002 among Stoneridge, Inc., as Borrower, the Lending Institutions Named Therein, as Lenders, National City Bank, as Administrative Agent, a Joint Lead Arranger and Collateral Agent, Deutsche Bank Securities Inc., as a Joint Lead Arranger, Comerica Bank and PNC Bank, National Association, as the Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2002).

10.7	Purchase Agreement dated as of May 1, 2002 among Stoneridge Inc., Stoneridge Control Devices Inc., Stoneridge Electronics Inc. and Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated and NatCity Investments Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 7, 2002).

10.8	Registration Rights Agreement dated as of May 1, 2002 among Stoneridge Inc., Stoneridge Control Devices Inc., Stoneridge Electronics Inc. and Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated and NatCity Investments Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 7, 2002).

10.9	Amendment No. 1 dated as of January 31, 2003 to Credit Agreement dated as of May 1, 2002 among Stoneridge, Inc. as Borrower, the Lending Institutions Named Therein, as Lenders, National City Bank, as Administrative Agent, a Joint Lead Arranger and Collateral Agent, Deutsche Bank Securities Inc., as a Joint Lead Arranger, Comerica Bank and PNC Bank, National Association, as the Co-Documentation Agents (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.12	Proposed Form of Tax Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (No. 333-33285)).

10.15	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

Exhibit Number	Exhibit
10.16	Amendment to Long-Term Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.17	Severance and Consulting Agreement for Cloyd J. Abruzzo, dated November 28, 2003 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on December 9, 2003).

10.18	Consulting Agreement for Sten Forseke, dated November 2003 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on December 9, 2003).

14.1	Code of Ethics for Senior Financial Officers, filed herewith.

16.1	Letter from Arthur Andersen LLP to the Securities and Exchange Commission regarding their dismissal as the Company’s independent accountant (incorporated by reference to the Company’s Current Report on Form 8-K, including Exhibit 16.1, as of May 21, 2002).

21.1	Subsidiaries and Affiliates of the Company, filed herewith.

23.1	Statement Regarding Lack of Consent from Arthur Andersen, LLP, Independent Public Accountants (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

23.2	Consent of Ernst & Young, LLP, filed herewith.

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.