Form 10-Q
period 2004-03-31
STONERIDGE INC
filed 2004-05-10
CIK 1043337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

The number of Common Shares, without par value, outstanding as of April 30, 2004 was 22,595,091.

STONERIDGE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STONERIDGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2004	December 31, 2003
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$25,661	$24,142
Accounts receivable, net	116,062	89,161
Inventories, net	54,417	48,642
Prepaid expenses and other	11,682	9,825
Deferred income taxes	7,865	7,856

Total current assets	215,687	179,626

PROPERTY, PLANT AND EQUIPMENT, net	112,381	116,262
OTHER ASSETS:
Goodwill	255,292	255,292
Investments and other, net	28,513	28,487

TOTAL ASSETS	$611,873	$579,667

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$317	$417
Accounts payable	66,691	53,594
Accrued expenses and other	61,387	54,569

Total current liabilities	128,395	108,580

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	200,152	200,245
Deferred income taxes	27,288	25,288
Other liabilities	2,764	2,148

Total long-term liabilities	230,204	227,681

SHAREHOLDERS’ EQUITY:
Preferred shares, without par value, 5,000 authorized, none issued	—	—
Common shares, without par value, 60,000 authorized, 22,591 and 22,459 issued and outstanding at March 31, 2004 and December 31, 2003, respectively, with no stated value	—	—
Additional paid-in capital	144,071	143,535
Retained earnings	107,976	98,758
Accumulated other comprehensive income	1,227	1,113

Total shareholders’ equity	253,274	243,406

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$611,873	$579,667

The accompanying notes are an integral part of these consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands except for per share data)

	For the three months ended March 31,
	2004	2003
NET SALES	$176,023	$159,559

COSTS AND EXPENSES:
Cost of goods sold	128,207	118,634
Selling, general and administrative	28,061	23,869

OPERATING INCOME	19,755	17,056

Interest expense, net	6,251	7,161
Other income, net	(275)	(688)

INCOME BEFORE INCOME TAXES	13,779	10,583

Provision for income taxes	4,561	3,628

NET INCOME	$9,218	$6,955

BASIC NET INCOME PER SHARE	$0.41	$0.31

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	22,572	22,402

DILUTED NET INCOME PER SHARE	$0.40	$0.31

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	22,795	22,600

The accompanying notes are an integral part of these consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the three months ended March 31,
	2004	2003
OPERATING ACTIVITIES:
Net income	$9,218	$6,955
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	6,642	5,857
Deferred income taxes	1,937	1,104
Equity earnings of unconsolidated subsidiaries	(481)	(261)
Loss on sale of fixed assets	43	38
Share based compensation	281	80
Changes in operating assets and liabilities-
Accounts receivable, net	(27,166)	(13,975)
Inventories	(5,752)	4,388
Prepaid expenses and other	(1,885)	534
Other assets, net	32	(792)
Accounts payable	13,255	6,662
Accrued expenses and other	10,062	9,432

Net cash provided by operating activities	6,186	20,022

INVESTING ACTIVITIES:
Capital expenditures	(4,750)	(4,357)
Proceeds from sale of fixed assets	—	182
Other	—	(2)

Net cash used by investing activities	(4,750)	(4,177)

FINANCING ACTIVITIES:
Repayments of long-term debt	(13)	(20,992)
Net borrowings under revolving credit facilities	—	26
Proceeds from exercise of stock options	142	—

Net cash provided (used) by financing activities	129	(20,966)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(46)	58

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,519	(5,063)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	24,142	27,235

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,661	$22,172

The accompanying notes are an integral part of these consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands except for per share data, unless otherwise indicated)

1.	The accompanying condensed consolidated financial statements have been prepared by Stoneridge, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Commission’s rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s 2003 Annual Report on Form 10-K.

The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

2.	Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for approximately 73% and 68% of the Company’s inventories at March 31, 2004 and December 31, 2003, respectively, and by the first-in, first-out (FIFO) method for all other inventories. Inventory cost includes material, labor and overhead. Inventories consist of the following:

	March 31, 2004	December 31, 2003
Raw materials	$30,056	$25,035
Work in progress	10,496	10,414
Finished goods	14,763	13,903

	55,315	49,352
Less: LIFO reserve	(898)	(710)

Total	$54,417	$48,642

3.	A financial instrument is cash or a contract that imposes an obligation to deliver, or conveys a right to receive cash or another financial instrument. The carrying values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. The estimated fair value of the Company’s variable rate debt approximates its carrying value, as under the terms of the of the borrowing arrangements, a portion of the obligations are subject to fluctuating market rates of interest. The estimated fair value of the Company’s fixed rate debt at March 31, 2004, per quoted market sources, was $237.3 million and the carrying value was $200.0 million.

The Company uses derivative financial instruments to reduce exposure to market risk resulting from fluctuations in interest rates (swaps) and currency rates (forward contracts). The Company does not enter into financial instruments for speculative or profit motivated purposes. Management believes that its use of these instruments to reduce risk is in the Company’s best interest. At March 31, 2004, the Company had no outstanding interest rate swaps.

The Company has entered into a foreign currency forward purchase contract with a notional value of 58.5 million of Swedish krona to reduce exposure related to the Company’s krona denominated receivables. The estimated fair value of this forward contract at March 31, 2004, per quoted market sources, was $0.2 million. The contract is marked to market, with gains and losses recognized in the Condensed Consolidated Statement of Operations. The Company’s foreign currency forward purchase contract substantially offsets losses and gains on the underlying foreign denominated receivables.

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands except for per share data, unless otherwise indicated)

4.	Under Statement of Financial Accounting Standard (SFAS) 142, “Goodwill and Other Intangible Assets,” goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. The Company performed an annual impairment test of goodwill as of October 1, 2003 and no impairment was recognized. There was no change in the carrying value of goodwill by reportable operating segment during the first quarter of 2004.

5.	In January 2003, the Financial Accounting Standards Board issued Interpretation (FIN) 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51.” FIN 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. The provisions of FIN 46 were applicable immediately to all variable interest entities created after January 31, 2003. In December 2003, the FASB issued FIN 46R, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51 (revised December 2003),” which includes significant amendments to previously issued FIN 46. Among other things, FIN 46R includes revised transition dates for public entities, which required the Company to adopt the provisions of FIN 46 as of March 31, 2004. The adoption of this interpretation did not impact the Company’s consolidated financial statements.

6.	The Company has two share-based compensation plans. One plan is for employees and one plan is for outside directors. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” prospectively to all employee and director awards granted, modified or settled after January 1, 2003, under the disclosure provisions of SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS 123.” Awards under the Company’s plans cliff-vest over periods ranging from one to five years, and compensation expense is recognized on a straight-line basis. Because the Company adopted the fair value method on a prospective basis, the cost related to share-based compensation recognized during the first quarters of 2004 and 2003 is less than that which would have been recognized if the fair value method had been applied to all awards granted since the original effective date of SFAS 123. The following table illustrates the effect on net income and net income per share if the fair value method had been applied to all outstanding and unvested awards in each period.

	March 31, 2004	March 31, 2003
Net income, as reported	$9,218	$6,955

Add: Share-based employee compensation expense included in reported net income, net of related tax effects	176	50

Deduct: Total share-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(233)	(179)

Pro forma net income	$9,161	$6,826

Net income per share:
Basic—as reported	$0.41	$0.31

Basic—pro forma	$0.41	$0.30

Diluted—as reported	$0.40	$0.31

Diluted—pro forma	$0.40	$0.30

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands except for per share data, unless otherwise indicated)

Because the Company adopted the fair value method of SFAS 123 during the fourth quarter of 2003, but it was effective as of January 1, 2003, net income for the three months ended March 31, 2003 is restated as follows:

March 31, 2003
Net income, as originally reported	$7,005
Share-based employee compensation expense	(50)

Net income, as restated	$6,955

Basic net income per share, as originally reported	$0.31

Basic net income per share, as restated	$0.31

Diluted net income per share, as originally reported	$0.31

Diluted net income per share, as restated	$0.31

7.	Other comprehensive income (loss) includes foreign currency translation adjustments and gains and losses from certain foreign currency transactions, minimum pension liability adjustments, unrealized gains and losses on available-for-sale marketable securities, and the effective portion of gains and losses on certain hedging activities. All portions of other comprehensive income (loss) are recorded net of related taxes. Comprehensive income for the three months ended March 31, 2004 and 2003 consisted of the following:

	March 31, 2004	March 31, 2003
Net income	$9,218	$6,955
Other comprehensive income (loss):
Currency translation adjustments	131	(1,005)
Minimum pension liability adjustments	(39)	16
Unrealized gain on marketable securities	22	23
Amortization of terminated derivatives	—	155

	114	(811)

Comprehensive income	$9,332	$6,144

8.	On May 1, 2002, the Company issued $200.0 million aggregate principal amount of senior notes. The $200.0 million notes bear interest at an annual rate of 11.50% and mature on May 1, 2012. Interest is payable on May 1 and November 1 of each year. On July 1, 2002, the Company completed an exchange offer of the senior notes for substantially identical notes registered under the Securities Act of 1933.

In conjunction with the issuance of the senior notes, the Company also entered into a new $200.0 million credit agreement with a bank group. The credit agreement had the following components: a $100.0 million revolving facility (of which $95.9 million was available at March 31, 2004), which includes a $10.0 million swing line facility, and a $100.0 million term facility. The revolving facility expires on April 30, 2007 and requires a commitment fee of 0.375% to 0.500% on the unused balance as well as a utilization fee of 0.125% to 0.250% when the unutilized balance equals or exceeds 50.0% of the total revolving commitment. The revolving facility permits the Company to borrow up to half its borrowings in specified foreign currencies. Interest is payable quarterly at either (i) the prime rate plus a margin of 0.50% to 1.50% or (ii) LIBOR plus a margin of 2.00% to 3.00%, depending upon the Company’s ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA), as defined. Interest on the swing line facility is payable monthly at the quoted overnight borrowing rate plus a margin

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands except for per share data, unless otherwise indicated)

of 2.00% to 3.00%, depending upon the Company’s ratio of consolidated total debt to consolidated EBITDA, as defined. The Company prepaid the entire outstanding balance of the term facility during 2003.

Long-term debt consists of the following:

	March 31, 2004	December 31, 2003
11 ½% Senior notes, due 2012	$200,000	$200,000
Other	469	662

	200,469	200,662
Less: Current portion	317	417

	$200,152	$200,245

9.	The Company presents basic and diluted net income per share in accordance with SFAS 128, “Earnings Per Share,” which requires the presentation of basic net income per share and diluted net income per share. Basic net income per share was computed by dividing net income by the weighted-average number of common shares outstanding for each respective period. Diluted net income per share was calculated by dividing net income by the weighted-average of all potentially dilutive common shares that were outstanding during the periods presented. Actual weighted-average shares outstanding used in calculating basic and diluted net income per share were as follows:

	Three Months Ended March 31,
	2004	2003
Basic weighted-average shares outstanding	22,572	22,402
Effect of dilutive securities	223	198

Diluted weighted-average shares outstanding	22,795	22,600

10.	In the ordinary course of business, the Company is involved in various legal proceedings, workers’ compensation and product liability disputes. The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of operations, cash flows or the financial position of the Company.

On January 15, 2004, a judgment was entered against the Company in the District Court (365th Judicial District) in Maverick County, Texas. The plaintiffs alleged in their complaint that a Stoneridge fuel valve installed as a replacement part on a truck caused a fire after an accident resulting in a death. The plaintiffs are the parents of the decedent. The final judgment entered against the Company was approximately $36.5 million. The Company denies its fuel valve contributed to the fire. The trial court denied a motion for a new trial and other relief. An appeal of this judgment has been filed. The Company believes that there are valid grounds to reverse the judgment on appeal. If successful, the appeal may alter or eliminate the amount of the existing judgment. While legal proceedings are subject to inherent uncertainty, the Company believes that it is reasonably possible that this award will be substantially altered or eliminated by the appellate court. Consequently, in the opinion of management and counsel, it is not possible to estimate the outcome of such uncertainty at this time. The Company will record a provision for any liability in this case, if and at the time that management and counsel conclude a loss is probable.

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

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands except for per share data, unless otherwise indicated)

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

The accounting policies of the Company’s operating segments are the same as those described in Note 2, “Summary of Significant Accounting Policies,” of the Company’s December 31, 2003 Form 10-K. The Company evaluates the performance of its operating segments based primarily on revenues from external customers, net income and capital expenditures. Intersegment sales are accounted for on terms similar to those to third parties and are eliminated upon consolidation.

A summary of financial information by reportable operating segment is as follows:

	March 31, 2004
	Vehicle Management & Power Distribution	Control Devices	Eliminations	Consolidated
Sales from external customers	$85,342	$90,681	$—	$176,023
Intersegment sales	4,408	582	(4,990)	—

Total net sales	$89,750	$91,263	$(4,990)	$176,023

Net income	$4,541	$4,677	$—	$9,218
Depreciation and amortization	$2,235	$4,049	$—	$6,284
Interest expense, net	$763	$5,488	$—	$6,251
Provision for income taxes	$2,247	$2,314	$—	$4,561
Capital expenditures	$2,319	$2,431	$—	$4,750

	March 31, 2003
	Vehicle Management & Power Distribution	Control Devices	Eliminations	Consolidated
Sales from external customers	$69,777	$89,782	$—	$159,559
Intersegment sales	3,738	496	(4,234)	—

Total net sales	$73,515	$90,278	$(4,234)	$159,559

Net income	$1,643	$5,312	$—	$6,955
Depreciation and amortization	$2,003	$3,233	$—	$5,236
Interest expense, net	$1,017	$6,144	$—	$7,161
Provision for income taxes	$857	$2,771	$—	$3,628
Capital expenditures	$2,029	$2,328	$—	$4,357

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands except for per share data, unless otherwise indicated)

The following table presents net sales and non-current assets for each of the geographic areas in which the Company operates:

	March 31, 2004	March 31, 2003
Net Sales:
North America	$142,523	$128,759
Europe and other	33,500	30,800

Total	$176,023	$159,559

	March 31, 2004	December 31, 2003
Non-Current Assets:
North America	$343,803	$346,994
Europe and other	52,383	53,047

Total	$396,186	$400,041

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands except for per share data, unless otherwise indicated)

12.	The senior notes and the credit facility are fully and unconditionally guaranteed, jointly and severally, by each of the Company’s existing and future domestic wholly-owned subsidiaries (Guarantor Subsidiaries). The Company’s non-U.S. subsidiaries did not guarantee the senior notes and the credit facility (Non-Guarantor Subsidiaries).

Presented below are summarized condensed consolidating financial statements of the Parent (which include certain of the Company’s operating units), the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the Company on a consolidated basis, as of March 31, 2004 and December 31, 2003, and for the three months ended March 31, 2004 and 2003.

These summarized condensed consolidating financial statements are prepared on the equity method. Separate financial statements for the Guarantor Subsidiaries are not presented based on management’s determination that they do not provide additional information that is material to investors. Therefore, the Guarantor Subsidiaries are combined in the presentation below.

	March 31, 2004
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,557	$27	$16,077	$—	$25,661
Accounts receivable, net	54,186	38,829	27,429	(4,382)	116,062
Inventories, net	26,437	13,342	14,638	—	54,417
Prepaid expenses, intercompany and other	(239,681)	221,194	30,169	—	11,682
Deferred income taxes	4,673	2,627	565	—	7,865

Total current assets	$(144,828)	$276,019	$88,878	$(4,382)	$215,687

PROPERTY, PLANT AND EQUIPMENT, net	58,067	31,246	23,068	—	112,381
OTHER ASSETS:
Goodwill	234,701	20,591	—	—	255,292
Investments and other, net	34,687	536	6,786	(13,496)	28,513
Investment in subsidiaries	346,337	—	—	(346,337)	—

TOTAL ASSETS	$528,964	$328,392	$118,732	$(364,215)	$611,873

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$—	$317	$—	$317
Accounts payable	30,125	22,217	18,688	(4,339)	66,691
Accrued expenses and other	20,108	22,944	18,378	(43)	61,387

Total current liabilities	50,233	45,161	37,383	(4,382)	128,395

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	200,000	—	13,648	(13,496)	200,152
Deferred income taxes	25,223	3,082	(1,017)	—	27,288
Other liabilities	234	—	2,530	—	2,764

Total long-term liabilities	225,457	3,082	15,161	(13,496)	230,204

SHAREHOLDERS’ EQUITY	253,274	280,149	66,188	(346,337)	253,274

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$528,964	$328,392	$118,732	$(364,215)	$611,873

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands except for per share data, unless otherwise indicated)

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

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands except for per share data, unless otherwise indicated)

Supplemental condensed consolidating financial statements (continued):

	For the three months ended March 31, 2004
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$78,445	$58,558	$46,548	$(7,528)	$176,023
COSTS AND EXPENSES:
Cost of goods sold	61,635	39,564	34,536	(7,528)	128,207
Selling, general and administrative	11,132	9,191	7,738	—	28,061

OPERATING INCOME	5,678	9,803	4,274	—	19,755
Interest expense, net	6,279	—	(28)	—	6,251
Other (income) expense, net	(1,324)	887	162	—	(275)
Equity earnings from subsidiaries	(8,606)	—	—	8,606	—

INCOME BEFORE INCOME TAXES	9,329	8,916	4,140	(8,606)	13,779

Provision for income taxes	111	2,853	1,597	—	4,561

NET INCOME	$9,218	$6,063	$2,543	$(8,606)	$9,218

	For the three months ended March 31, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$69,588	$55,700	$39,758	$(5,487)	$159,559
COSTS AND EXPENSES:
Cost of goods sold	55,803	38,931	29,387	(5,487)	118,634
Selling, general and administrative	10,485	7,738	5,646	—	23,869

OPERATING INCOME	3,300	9,031	4,725	—	17,056

Interest expense, net	7,060	—	101	—	7,161
Other (income) expense, net	(789)	851	(750)	—	(688)
Equity earnings from subsidiaries	(9,588)	—	—	9,588	—

INCOME BEFORE INCOME TAXES	6,617	8,180	5,374	(9,588)	10,583
(Benefit) Provision for income taxes	(338)	2,618	1,348	—	3,628

NET INCOME	$6,955	$5,562	$4,026	$(9,588)	$6,955

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousand except for per share data, unless otherwise indicated)

Supplemental condensed consolidating financial statements (continued):

	For the three months ended March 31, 2004
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$4,156	$1,716	$612	$(298)	$6,186
INVESTING ACTIVITIES:
Capital expenditures	(2,050)	(1,739)	(961)	—	(4,750)
Other	(23)	—	23	—	—

Net cash used by investing activities	(2,073)	(1,739)	(938)	—	(4,750)

FINANCING ACTIVITIES:
Repayments of long-term debt	(7,300)	—	6,989	298	(13)
Proceeds from exercise of stock options	113	24	5	—	142

Net cash used by financing activities	(7,187)	24	6,994	298	129

Effect of exchange rate changes on cash and cash equivalents	1	—	(47)	—	(46)

Net change in cash and cash equivalents	(5,103)	1	6,621	—	1,519
Cash and cash equivalents at beginning of period	14,660	26	9,456	—	24,142

Cash and cash equivalents at end of period	$9,557	$27	$16,077	$—	$25,661

	For the three months ended March 31, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$14,618	$857	$7,184	$(2,637)	$20,022

INVESTING ACTIVITIES:
Capital expenditures	(1,780)	(1,001)	(1,576)	—	(4,357)
Proceeds from sale of fixed assets	11	—	171	—	182
Other	(5)	—	3	—	(2)

Net cash used by investing activities	(1,774)	(1,001)	(1,402)	—	(4,177)

FINANCING ACTIVITIES:
Repayments of long-term debt	(20,214)	—	(3,415)	2,637	(20,992)
Net borrowings under revolving credit facilities	—	—	26	—	26

Net cash used by financing activities	(20,214)	—	(3,389)	2,637	(20,966)

Effect of exchange rate changes on cash and cash equivalents	—	—	58	—	58

Net change in cash and cash equivalents	(7,370)	(144)	2,451	—	(5,063)
Cash and cash equivalents at beginning of period	18,698	167	8,370	—	27,235

Cash and cash equivalents at end of period	$11,328	$23	$10,821	$—	$22,172

13.	Certain prior year amounts have been reclassified to conform to their 2004 presentation in the condensed consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended March 31, 2004 Compared To Three Months Ended March 31, 2003

Net Sales. Net sales for the first quarter of 2004 increased by $16.4 million, or 10.3%, to $176.0 million from $159.6 million for the same period in 2003. The increase in sales was predominately due to an increase in North American medium- and heavy-duty truck production partially offset by a decline in traditional domestic North American light vehicle production. The Company’s sales were also impacted by favorable foreign currency exchange rates.

Sales for the first quarter of 2004 for North America increased $13.7 million to $142.5 million from $128.8 million for the same period in 2003. North American sales accounted for 81.0% of total sales for the first quarter of 2004 compared with 80.7% for the same period in 2003. This increase was primarily due to increased sales to the commercial vehicle market. Sales for the first quarter of 2004 outside North America increased $2.7 million to $33.5 million from $30.8 million for the same period in 2003. The increase in sales outside North America was primarily attributable to favorable currency exchange rates partially offset by lower first quarter volumes. Sales outside North America accounted for 19.0% of total sales for the first quarter of 2004 compared with 19.3% for the same period in 2003.

Net sales for the Vehicle Management & Power Distribution operating segment were $89.8 million for the first quarter of 2004 as compared to $73.5 million for the corresponding period in 2003. The increase in sales was primarily attributable to an increase in commercial vehicle volume and favorable currency exchange rates. Net sales for the Control Devices operating segment were $91.3 million for the first quarter of 2004 as compared to $90.3 million for the corresponding period in 2003. The increase in sales was attributable to increased commercial vehicle production and favorable foreign currency exchange rates partially offset by lower North American light vehicle production.

Cost of Goods Sold. Cost of goods sold for the first quarter of 2004 increased by $9.6 million, or 8.1%, to $128.2 million from $118.6 million in the first quarter of 2003. As a percentage of sales, cost of goods sold decreased to 72.8% from 74.3% in 2003. This decrease as a percentage of sales was due to a combination of higher production volumes and ongoing cost reduction initiatives.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses increased by $4.2 million to $28.1 million in the first quarter of 2004 from $23.9 million for the same period in 2003. As a percentage of sales, SG&A expenses increased to 16.0% for the first quarter of 2004 from 15.0% for the same period in 2003. The increase in SG&A expenses reflects increased investment in the Company’s design and development activities, which are focused on occupant safety, power train, chassis, and instrument cluster products, and increased sales and marketing efforts.

Interest Expense, net. Interest expense for the first quarter was $6.3 million and $7.2 million in 2004 and 2003, respectively. Average outstanding indebtedness was $200.5 million and $244.0 million for the first three months of 2004 and 2003, respectively. The decrease in interest expense reflects the Company’s lower debt balance.

Other Income, net. Other income, which primarily represented equity income of unconsolidated subsidiaries and effects of foreign currency translation gains and losses, was $0.3 million and $0.7 million for the quarters ended March 31, 2004 and 2003, respectively.

Income Before Income Taxes. As a result of the foregoing, income before income taxes increased by $3.2 million for the first quarter of 2004 to $13.8 million from $10.6 million in 2003.

Provision for Income Taxes. The Company recognized provisions for income taxes of $4.6 million, or 33.1% of pre-tax income and $3.6 million, or 34.3% of pre-tax income for federal, state and foreign income taxes for the first quarter of 2004 and 2003, respectively. The decrease in the effective tax rate was due to ongoing tax reduction initiatives.

Net Income (Loss). As a result of the foregoing, net income increased by $2.2 million to $9.2 million for the first quarter of 2004 from $7.0 million in 2003.

Net income for the Vehicle Management & Power Distribution operating segment was $4.5 million for the quarter ended March 31, 2004 compared to $1.6 million for the corresponding period in 2003. Net income for the Control Devices operating segment was $4.7 million for the quarter ended March 31, 2004 compared to $5.3 million for the corresponding period in 2003.

Liquidity and Capital Resources

Net cash provided by operating activities was $6.2 million and $20.0 million for the quarters ended March 31, 2004 and 2003, respectively. The decrease in net cash provided by operating activities of $13.8 million was primarily attributable to higher levels of working capital (principally accounts receivable, inventory and accounts payable) to support higher sales volumes.

Net cash used by investing activities was $4.8 million and $4.2 million for the quarters ended March 31, 2004 and 2003, respectively, and primarily related to capital expenditures.

Net cash provided (used) by financing activities was $0.1 million and $(21.0) million for the quarters ended March 31, 2004 and 2003, respectively. In 2003, operating cash flows were used to pay down outstanding debt.

The Company has entered into a foreign currency forward purchase contract with a notional value of 58.5 million of Swedish krona to reduce exposure related to the Company’s krona denominated receivables. The estimated fair value of this forward contract at March 31, 2004, per quoted market sources, was $0.2 million. This forward contract is marked to market, with gains and losses recognized in the Consolidated Statement of Operations. The Company’s foreign currency forward purchase contract substantially offsets losses and gains on the underlying foreign denominated receivables. The Company does not use derivatives for speculative or profit-motivated purposes.

Management believes that cash flows from operations and the availability of funds from the Company’s credit facilities will provide sufficient liquidity to meet the Company’s growth and operating needs. As outlined in Note 8 to the Company’s condensed consolidated financial statements, the Company has a revolving credit facility of which $95.9 million was available at March 31, 2004, as well as $25.7 million in available cash, and the Company believes it has access to the credit and equity markets should the need arise.

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

Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other factors:

•	the loss of a major customer;

•	a significant change in automotive, medium- and heavy-duty truck, agricultural or off-highway vehicle production;

•	a significant change in general economic conditions in any of the various countries in which the Company operates;

•	labor disruptions at the Company’s facilities or at any of the Company’s significant customers or suppliers;

•	the ability of the Company’s suppliers to supply it with parts and components at competitive prices on a timely basis;

•	the amount of debt and the restrictive covenants contained in the Company’s credit facility;

•	customer acceptance of new products;

•	capital availability or costs, including changes in interest rates or market perceptions of the Company;

•	changes by the Financial Accounting Standards Board or the Securities and Exchange Commission of authoritative generally accepted accounting principles or policies;

•	the impact of laws and regulations, including environmental laws and regulations; and

•	the occurrence or non-occurrence of circumstances beyond the Company’s control.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

From time to time, the Company is exposed to certain market risks, primarily resulting from the effects of changes in interest rates. At March 31, 2004, substantially all of the Company’s debt was fixed rate debt.

The Company’s risks related to commodity price and foreign currency exchange risks have historically not been material; however, given the current economic climate, the Company is monitoring both commodity prices and foreign currency exchange risk. The Company does not expect the effects of these risks to be material in the future based on current operating and economic conditions in the countries and markets in which it operates. Therefore, a 10.0% change in the value of the U.S. dollar would not significantly affect the Company’s results of operations, financial position or cash flows.

There have been no material changes to the Company’s exposures to market risk since December 31, 2003, as reported in the 2003 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

As of March 31, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the ordinary course of business, the Company is involved in various legal proceedings, workers’ compensation and product liability disputes. The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of operations, cash flows or the financial position of the Company.

On January 15, 2004, a judgment was entered against the Company in the District Court (365th Judicial District) in Maverick County, Texas. The plaintiffs alleged in their complaint that a Stoneridge fuel valve installed as a replacement part on a truck caused a fire after an accident resulting in a death. The plaintiffs are the parents of the decedent. The final judgment entered against the Company was approximately $36.5 million. The Company denies its fuel valve contributed to the fire. The trial court denied a motion for a new trial and other relief. An appeal of this judgment has been filed. The Company believes that there are valid grounds to reverse the judgment on appeal. If successful, the appeal may alter or eliminate the amount of the existing judgment. While legal proceedings are subject to inherent uncertainty, the Company believes that it is reasonably possible that this award will be substantially altered or eliminated by the appellate court. Consequently, in the opinion of management and counsel, it is not possible to estimate the outcome of such uncertainty at this time. The Company will record a provision for any liability in this case, if and at the time that management and counsel conclude a loss is probable.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b) Reports on Forms 8-K

1.	On January 22, 2004, the Company filed a Current Report on Form 8-K for a press release announcing fourth quarter 2003 earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STONERIDGE, INC

Date: May 10, 2004	/s/ D. M. Draime

D. M. Draim Interim President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2004	/s/ Kevin P. Bagby

Kevin P. Bagby Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)

STONERIDGE, INC.

EXHIBIT INDEX

Exhibit Number	Exhibit

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.