Form 10-Q
period 2004-06-30
STONERIDGE INC
filed 2004-08-09
CIK 1043337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004	Commission file number 001-13337

STONERIDGE, INC.

(Exact Name of Registrant as Specified in Its Charter)

Ohio	34-1598949
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9400 East Market Street, Warren, Ohio	44484
(Address of Principal Executive Offices)	(Zip Code)

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

The number of Common Shares, without par value, outstanding as of July 27, 2004 was 22,663,339.

STONERIDGE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STONERIDGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2004	December 31, 2003

	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$31,335	$24,142
Accounts receivable, net	114,282	89,161
Inventories, net	56,425	48,642
Prepaid expenses and other	12,301	9,825
Deferred income taxes	8,533	7,856

Total current assets	222,876	179,626

PROPERTY, PLANT AND EQUIPMENT, net	112,289	116,262
OTHER ASSETS:
Goodwill	255,292	255,292
Investments and other, net	27,964	28,487

TOTAL ASSETS	$618,421	$579,667

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$81	$417
Accounts payable	64,354	53,594
Accrued expenses and other	58,479	54,569

Total current liabilities	122,914	108,580

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	200,145	200,245
Deferred income taxes	30,696	25,288
Other liabilities	2,612	2,148

Total long-term liabilities	233,453	227,681

SHAREHOLDERS’ EQUITY:
Preferred shares, without par value, 5,000 authorized, none issued	—	—
Common shares, without par value, 60,000 authorized, 22,663 and 22,459 issued and outstanding at June 30, 2004 and December 31, 2003, respectively, with no stated value	—	—
Additional paid-in capital	144,573	143,535
Retained earnings	117,258	98,758
Accumulated other comprehensive income	223	1,113

Total shareholders’ equity	262,054	243,406

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$618,421	$579,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands except for per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
NET SALES	$178,056	$155,025	$354,079	$314,583

COSTS AND EXPENSES:
Cost of goods sold	132,633	114,700	260,840	233,332
Selling, general and administrative	25,848	24,135	53,909	48,004

OPERATING INCOME	19,575	16,190	39,330	33,247

Interest expense, net	6,245	6,592	12,497	13,753
Other (income) expense, net	(124)	695	(400)	7

INCOME BEFORE INCOME TAXES	13,454	8,903	27,233	19,487

Provision for income taxes	4,172	2,661	8,733	6,289

NET INCOME	$9,282	$6,242	$18,500	$13,198

BASIC NET INCOME PER SHARE	$0.41	$0.28	$0.82	$0.59

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	22,604	22,402	22,584	22,402

DILUTED NET INCOME PER SHARE	$0.41	$0.28	$0.81	$0.58

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	22,873	22,644	22,849	22,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the six months ended June 30,
	2004	2003
OPERATING ACTIVITIES:
Net income	$18,500	$13,198
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	13,234	11,987
Deferred income taxes	4,488	3,268
Equity earnings of unconsolidated subsidiaries	(546)	(797)
Loss on sale of fixed assets	180	94
Share based compensation	537	222
Changes in operating assets and liabilities-
Accounts receivable, net	(25,632)	(15,222)
Inventories	(7,882)	3,755
Prepaid expenses and other	(2,544)	1,114
Other assets	63	(882)
Accounts payable	11,043	5,349
Accrued expenses and other	7,211	8,298

Net cash provided by operating activities	18,652	30,384

INVESTING ACTIVITIES:
Capital expenditures	(11,428)	(7,406)
Proceeds from sale of fixed assets	—	712

Net cash used by investing activities	(11,428)	(6,694)

FINANCING ACTIVITIES:
Repayments of long-term debt	(263)	(21,839)
Net repayments under revolving credit facilities	—	(347)
Proceeds from exercise of stock options	312	—

Net cash provided (used) by financing activities	49	(22,186)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(80)	737

NET CHANGE IN CASH AND CASH EQUIVALENTS	7,193	2,241

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	24,142	27,235

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,335	$29,476

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except for per share data, unless otherwise indicated)

1.	The accompanying condensed consolidated financial statements have been prepared by Stoneridge, Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the Commission). The information furnished in the condensed consolidated financial statements includes normal recurring accruals and adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to the Commission’s rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s 2003 Annual Report on Form 10-K.

The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

2.	Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for approximately 72% and 68% of the Company’s inventories at June 30, 2004 and December 31, 2003, respectively, and by the first-in, first-out (FIFO) method for all other inventories. Inventory cost includes material, labor and overhead. Inventories consist of the following:

	June 30, 2004	December 31, 2003

Raw materials	$30,860	$25,035
Work in progress	11,286	10,414
Finished goods	15,319	13,903

	57,465	49,352
Less: LIFO reserve	(1,040)	(710)

Total	$56,425	$48,642

3.	A financial instrument is cash or a contract that imposes an obligation to deliver, or conveys a right to receive cash or another financial instrument. The carrying values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. The estimated fair value of the Company’s senior notes (fixed rate debt) at June 30, 2004, per quoted market sources, was $233.3 million and the carrying value was $200.0 million.

The Company uses derivative financial instruments to reduce exposure to market risks resulting from fluctuations in interest rates (swaps) and currency rates (forward contracts). The Company does not enter into financial instruments for trading purposes. Management believes that its use of these instruments to reduce risk is in the Company’s best interest. At June 30, 2004, the Company had no outstanding interest rate swaps.

The Company has entered into a foreign currency forward purchase contract with a notional value of 58.5 million of Swedish krona to reduce exposure related to the Company’s krona denominated receivables. The estimated fair value of this forward contract at June 30, 2004, per quoted market sources, was $0.1 million. The contract is marked to market, with gains and losses recognized in the Condensed Consolidated Statement of Operations. The Company’s foreign currency forward purchase contract substantially offsets losses and gains on the underlying foreign denominated receivables.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except for per share data, unless otherwise indicated)

4.	Under Statement of Financial Accounting Standard (SFAS) 142, “Goodwill and Other Intangible Assets,” goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. The Company performed an annual impairment test of goodwill as of October 1, 2003 and no impairment was recognized. There was no change in the carrying value of goodwill by reportable operating segment during the first six months of 2004.

5.	In January 2003, the Financial Accounting Standards Board issued interpretation (FIN) 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51.” FIN 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. The provisions of FIN 46 were applicable immediately to all variable interest entities created after January 31, 2003. In December 2003, the FASB issued FIN 46R, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51 (revised December 2003),” which includes significant amendments to previously issued FIN 46. Among other things, FIN 46R includes revised transition dates for public entities, which required the Company to adopt the provisions of FIN 46 as of March 31, 2004. The adoption of this interpretation did not impact the Company’s consolidated financial statements.

6.	The Company has two share-based compensation plans. One plan is for employees and one plan is for non-employee directors. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” prospectively to all employee and director awards granted, modified or settled after January 1, 2003, under the provisions of SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS 123.” Awards under the Company’s plans vest over periods ranging from one to five years, and compensation expense is recognized on a straight-line basis. Because the Company adopted the fair value method on a prospective basis, the cost related to share-based compensation recognized during the three and six month period ended June 30, 2004 and 2003 is less than that which would have been recognized if the fair value method had been applied to all awards granted since the original effective date of SFAS 123. The following table illustrates the effect on net income and net income per share if the fair value method had been applied to all outstanding and unvested awards in each period.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income, as reported	$9,282	$6,242	$18,500	$13,198

Add: Share-based employee compensation expense included in reported net income, net of related tax effects	160	89	336	139

Deduct: Total share-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(185)	(211)	(378)	(390)

Pro forma net income	$9,257	$6,120	$18,458	$12,947

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except for per share data, unless otherwise indicated)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income per share:
Basic – as reported	$0.41	$0.28	$0.82	$0.59

Basic – pro forma	$0.41	$0.27	$0.82	$0.58

Diluted – as reported	$0.41	$0.28	$0.81	$0.58

Diluted – pro forma	$0.41	$0.27	$0.81	$0.57

Because the Company adopted the fair value method of SFAS 123 during the fourth quarter of 2003, but it was effective as of January 1, 2003, net income for the three and six month period ended June 30, 2003 was restated as follows:

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
Net income, as originally reported	$6,331	$13,337
Share-based employee compensation expense	(89)	(139)

Net income, as restated	$6,242	$13,198

Basic net income per share, as originally reported	$0.28	$0.60

Basic net income per share, as restated	$0.28	$0.59

Diluted net income per share, as originally reported	$0.28	$0.59

Diluted net income per share, as restated	$0.28	$0.58

7.	Other comprehensive (loss) income includes foreign currency translation adjustments and gains and losses from certain foreign currency transactions, minimum pension liability adjustments, unrealized gains and losses on available-for-sale marketable securities, and the effective portion of gains and losses on certain hedging activities. All portions of other comprehensive (loss) income are recorded net of related taxes. Comprehensive income consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income	$9,282	$6,242	$18,500	$13,198
Other comprehensive (loss) income:
Currency translation adjustments	(1,019)	2,556	(888)	1,551
Minimum pension liability adjustments	20	(38)	(19)	(22)
Unrealized (loss) gain on marketable securities	(5)	23	17	46
Amortization of terminated derivatives	—	155	—	310

	(1,004)	2,696	(890)	1,885

Comprehensive income	$8,278	$8,938	$17,610	$15,083

8.	On May 1, 2002, the Company issued $200.0 million aggregate principal amount of senior notes. The $200.0 million notes bear interest at an annual rate of 11.50% and mature on May 1, 2012. Interest is payable on May 1 and November 1 of each year. The Company registered the notes under the Securities Act of 1933 on May 17, 2002. On July 1, 2002, the Company completed an exchange offer of the senior notes for substantially identical notes registered under the Securities Act of 1933.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except for per share data, unless otherwise indicated)

In conjunction with the issuance of the senior notes, the Company also entered into a new $200.0 million credit agreement with a bank group. The credit agreement had the following components: a $100.0 million revolving facility (of which $96.2 million was available at June 30, 2004), which includes a $10.0 million swing line facility, and a $100.0 million term facility. The revolving facility expires on April 30, 2007 and requires a commitment fee of 0.375% to 0.500% on the unused balance as well as a utilization fee of 0.125% to 0.250% when the unutilized balance equals or exceeds 50.0% of the total revolving commitment. The revolving facility permits the Company to borrow up to half its borrowings in specified foreign currencies. Interest is payable quarterly at either (i) the prime rate plus a margin of 0.50% to 1.50% or (ii) LIBOR plus a margin of 2.00% to 3.00%, depending upon the Company’s ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA), as defined. Interest on the swing line facility is payable monthly at the quoted overnight borrowing rate plus a margin of 2.00% to 3.00%, depending upon the Company’s ratio of consolidated total debt to consolidated EBITDA, as defined. The Company prepaid the entire outstanding balance of the term facility during 2003.

Long-term debt consists of the following:

	June 30, 2004	December 31, 2003
11 1/2% Senior notes, due 2012	$200,000	$200,000
Other	226	662

	200,226	200,662
Less: Current portion	81	417

	$200,145	$200,245

9.	The Company presents basic and diluted net income per share in accordance with SFAS 128, “Earnings Per Share,” which requires the presentation of basic net income per share and diluted net income per share. Basic net income per share was computed by dividing net income by the weighted-average number of common shares outstanding for each respective period. Diluted net income per share was calculated by dividing net income by the weighted-average of all potentially dilutive common shares that were outstanding during the periods presented. Actual weighted-average shares outstanding used in calculating basic and diluted net income per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Basic weighted-average shares outstanding	22,604	22,402	22,584	22,402
Effect of dilutive securities	269	242	265	221

Diluted weighted-average shares outstanding	22,873	22,644	22,849	22,623

Options to purchase 475 and 497 shares of common stock at an average price of $16.56 and $16.22 per share were outstanding during the second quarter of 2004 and 2003, respectively, and options to purchase 475 and 523 shares of common stock at an average price of $16.56 and $15.08 per share were outstanding during the first six months of 2004 and 2003, respectively. These outstanding options were not included in the computation of diluted earnings per share because their respective exercise prices were greater than the average market price of common shares and, therefore, their effect would have been anti-dilutive.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except for per share data, unless otherwise indicated)

10.	In the ordinary course of business, the Company is involved in various legal proceedings, workers’ compensation and product liability disputes. The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of operations, cash flows or the financial position of the Company.

On January 15, 2004, a judgment was entered against the Company in the District Court (365th Judicial District) in Maverick County, Texas. The plaintiffs alleged in their complaint that a Stoneridge fuel valve installed as a replacement part on a truck caused a fire after an accident resulting in a death. The plaintiffs are the parents of the decedent. The judgment entered against the Company was approximately $36.5 million. The Company denies its fuel valve contributed to the fire. The trial court denied a motion for a new trial and other relief. An appeal of this judgment has been filed. The Company believes that there are valid grounds to reverse the judgment on appeal. If successful, the appeal may alter or eliminate the amount of the existing judgment. While legal proceedings are subject to inherent uncertainty, the Company believes that it is reasonably possible that this award will be substantially altered or eliminated by the appellate court. Consequently, in the opinion of management and counsel, it is not possible to estimate the outcome of such uncertainty at this time. The Company will record a provision for any liability in this case, if and at the time that management and counsel conclude a loss is probable. Based upon advice received from the Company’s counsel, the Company believes a loss resulting from this matter is not probable as of June 30, 2004.

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

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except for per share data, unless otherwise indicated)

A summary of financial information by reportable operating segment is as follows:

	For the three months ended June 30, 2004
	Vehicle Management & Power Distribution	Control Devices	Eliminations	Consolidated
Sales from external customers	$92,922	$85,134	$—	$178,056
Intersegment sales	3,902	722	(4,624)	—

Total net sales	$96,824	$85,856	$(4,624)	$178,056

Net income	$6,743	$2,539	$—	$9,282
Depreciation and amortization	$2,177	$4,063	$—	$6,240
Interest expense, net	$780	$5,465	$—	$6,245
Provision for income taxes	$3,031	$1,141	$—	$4,172

Capital expenditures	$2,410	$4,268	$—	$6,678

	For the three months ended June 30, 2003
	Vehicle Management & Power Distribution	Control Devices	Eliminations	Consolidated
Sales from external customers	$70,133	$84,892	$—	$155,025
Intersegment sales	3,117	487	(3,604)	—

Total net sales	$73,250	$85,379	$(3,604)	$155,025

Net income	$1,508	$4,734	$—	$6,242
Depreciation and amortization	$2,157	$3,350	$—	$5,507
Interest expense, net	$848	$5,744	$—	$6,592
Provision for income taxes	$642	$2,019	$—	$2,661

Capital expenditures	$1,195	$1,854	$—	$3,049

	For the six months ended June 30, 2004
	Vehicle Management & Power Distribution	Control Devices	Eliminations	Consolidated
Sales from external customers	$178,264	$175,815	$—	$354,079
Intersegment sales	8,311	1,304	(9,615)	—

Total net sales	$186,575	$177,119	$(9,615)	$354,079

Net income	$11,251	$7,249	$—	$18,500
Depreciation and amortization	$4,412	$8,112	$—	$12,524
Interest expense, net	$1,543	$10,954	$—	$12,497
Provision for income taxes	$5,311	$3,422	$—	$8,733

Capital expenditures	$4,729	$6,699	$—	$11,428

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except for per share data, unless otherwise indicated)

	For the six months ended June 30, 2003
	Vehicle Management & Power Distribution	Control Devices	Eliminations	Consolidated
Sales from external customers	$139,909	$174,674	$—	$314,583
Intersegment sales	6,855	983	(7,838)	—

Total net sales	$146,764	$175,657	$(7,838)	$314,583

Net income	$3,151	$10,047	$—	$13,198
Depreciation and amortization	$4,160	$6,583	$—	$10,743
Interest expense, net	$1,865	$11,888	$—	$13,753
Provision for income taxes	$1,500	$4,789	$—	$6,289

Capital expenditures	$3,223	$4,183	$—	$7,406

The following table presents net sales and non-current assets for each of the geographic areas in which the Company operates:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net Sales:
North America	$143,556	$124,313	$286,079	$253,071
Europe and other	34,500	30,712	68,000	61,512

Total	$178,056	$155,025	$354,079	$314,583

	June 30, 2004	December 31, 2003
Non-Current Assets:
North America	$343,939	$346,994
Europe and other	51,606	53,047

Total	$395,545	$400,041

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except for per share data, unless otherwise indicated)

12.	The senior notes and the credit facility are fully and unconditionally guaranteed, jointly and severally, by each of the Company’s existing and future domestic wholly-owned subsidiaries (Guarantor Subsidiaries). The Company’s non-U.S. subsidiaries are not guaranteeing the senior notes and the credit facility (Non-Guarantor Subsidiaries).

Presented below are summarized condensed consolidating financial statements of the Parent (which includes certain of the Company’s operating units), the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the Company on a consolidated basis, as of June 30, 2004 and December 31, 2003, and for the three and six months ended June 30, 2004 and 2003.

These summarized condensed consolidating financial statements are prepared on the equity method. Separate financial statements for the Guarantor Subsidiaries are not presented based on management’s determination that they do not provide additional information that is material to investors. Therefore, the Guarantor Subsidiaries are combined in the presentation below.

	June 30, 2004
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,244	$34	$22,057	$—	$31,335
Accounts receivable, net	58,698	36,043	24,425	(4,884)	114,282
Inventories, net	26,998	13,846	15,581	—	56,425
Prepaid expenses, intercompany and other	(248,167)	229,617	30,851	—	12,301
Deferred income taxes	4,805	3,164	564	—	8,533

Total current assets	$(148,422)	$282,704	$93,478	$(4,884)	$222,876

PROPERTY, PLANT AND EQUIPMENT, net	58,169	31,901	22,219	—	112,289
OTHER ASSETS:
Goodwill	234,701	20,591	—	—	255,292
Investments and other, net	34,161	514	10,981	(17,692)	27,964
Investment in subsidiaries	356,400	—	—	(356,400)	—

TOTAL ASSETS	$535,009	$335,710	$126,678	$(378,976)	$618,421

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$—	$81	$—	$81
Accounts payable	30,598	21,133	17,349	(4,726)	64,354
Accrued expenses and other	13,759	24,803	20,075	(158)	58,479

Total current liabilities	44,357	45,936	37,505	(4,884)	122,914

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	200,000	—	17,837	(17,692)	200,145
Deferred income taxes	28,483	3,055	(842)	—	30,696
Other liabilities	115	—	2,497	—	2,612

Total long-term liabilities	228,598	3,055	19,492	(17,692)	233,453

SHAREHOLDERS’ EQUITY	262,054	286,719	69,681	(356,400)	262,054

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$535,009	$335,710	$126,678	$(378,976)	$618,421

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except for per share data, unless otherwise indicated)

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

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except for per share data, unless otherwise indicated)

Supplemental condensed consolidating financial statements (continued):

	For the three months ended June 30, 2004
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$84,307	$56,382	$45,350	$(7,983)	$178,056
COSTS AND EXPENSES:
Cost of goods sold	67,656	38,952	34,008	(7,983)	132,633
Selling, general and administrative expenses	10,704	8,834	6,310	—	25,848

OPERATING INCOME	5,947	8,596	5,032	—	19,575

Interest expense, net	6,260	—	(15)	—	6,245
Other (income) expense, net	(887)	903	(140)	—	(124)
Equity earnings from subsidiaries	(9,535)	—	—	9,535	—

INCOME BEFORE INCOME TAXES	10,109	7,693	5,187	(9,535)	13,454

Provision for income taxes	827	2,462	883	—	4,172

NET INCOME	$9,282	$5,231	$4,304	$(9,535)	$9,282

	For the three months ended June 30, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$70,193	$51,885	$38,698	$(5,751)	$155,025
COSTS AND EXPENSES:
Cost of goods sold	54,525	37,665	28,261	(5,751)	114,700
Selling, general and administrative expenses	10,114	7,314	6,707	—	24,135

OPERATING INCOME	5,554	6,906	3,730	—	16,190

Interest expense, net	6,585	—	7	—	6,592
Other (income) expense, net	(498)	790	403	—	695
Equity earnings from subsidiaries	(6,465)	—	—	6,465	—

INCOME BEFORE INCOME TAXES	5,932	6,116	3,320	(6,465)	8,903

(Benefit) Provision for income taxes	(310)	1,835	1,136	—	2,661

NET INCOME	$6,242	$4,281	$2,184	$(6,465)	$6,242

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except for per share data, unless otherwise indicated)

Supplemental condensed consolidating financial statements (continued):

	For the six months ended June 30, 2004
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$162,751	$114,941	$91,898	$(15,511)	$354,079
COSTS AND EXPENSES:
Cost of goods sold	129,291	78,516	68,544	(15,511)	260,840
Selling, general and administrative expenses	21,720	18,022	14,167	—	53,909

OPERATING INCOME	11,740	18,403	9,187	—	39,330

Interest expense, net	12,541	—	(44)	—	12,497
Other (income) expense, net	(2,094)	1,790	(96)	—	(400)
Equity earnings from subsidiaries	(18,144)	—	—	18,144	—

INCOME BEFORE INCOME TAXES	19,437	16,613	9,327	(18,144)	27,233

Provision for income taxes	937	5,316	2,480	—	8,733

NET INCOME	$18,500	$11,297	$6,847	$(18,144)	$18,500

	For the six months ended June 30, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$139,780	$107,585	$78,456	$(11,238)	$314,583
COSTS AND EXPENSES:
Cost of goods sold	110,326	76,596	57,648	(11,238)	233,332
Selling, general and administrative expenses	20,399	15,052	12,553	—	48,004

OPERATING INCOME	9,055	15,937	8,255	—	33,247

Interest expense, net	13,645	—	108	—	13,753
Other (income) expense, net	(1,287)	1,641	(347)	—	7
Equity earnings from subsidiaries	(15,731)	—	—	15,731	—

INCOME BEFORE INCOME TAXES	12,428	14,296	8,494	(15,731)	19,487

(Benefit) Provision for income taxes	(770)	4,575	2,484	—	6,289

NET INCOME	$13,198	$9,721	$6,010	$(15,731)	$13,198

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except for per share data, unless otherwise indicated)

Supplemental condensed consolidating financial statements (continued):

	For the six months ended June 30, 2004
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$6,522	$4,270	$(2,016)	$9,876	$18,652

INVESTING ACTIVITIES:
Capital expenditures	(4,861)	(4,308)	(2,259)	—	(11,428)
Proceeds from sale of fixed assets	—	—	—	—	—
Other	(23)	—	23	—	—

Net cash used by investing activities	(4,884)	(4,308)	(2,236)	—	(11,428)

FINANCING ACTIVITIES:
Repayments of long-term debt	(7,300)	—	16,919	(9,876)	(257)
Proceeds from exercise of stock options	249	46	11	—	306

Net cash used by financing activities	(7,051)	46	16,930	(9,876)	49

Effect of exchange rate changes on cash and cash equivalents	(3)	—	(77)	—	(80)

Net change in cash and cash equivalents	(5,416)	8	12,601	—	7,193
Cash and cash equivalents at beginning of period	14,660	26	9,456	—	24,142

Cash and cash equivalents at end of period	$9,244	$34	$22,057	$—	$31,335

	For the six months ended June 30, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$24,855	$1,663	$10,375	$(6,509)	$30,384

INVESTING ACTIVITIES:
Capital expenditures	(3,016)	(1,805)	(2,585)	—	(7,406)
Proceeds from sale of fixed assets	6	—	706	—	712

Net cash used by investing activities	(3,010)	(1,805)	(1,879)	—	(6,694)

FINANCING ACTIVITIES:
Repayments of long-term debt	(20,471)	—	(7,877)	6,509	(21,839)
Net repayments under revolving credit facilities	—	—	(347)	—	(347)

Net cash used by financing activities	(20,471)	—	(8,224)	6,509	(22,186)

Effect of exchange rate changes on cash and cash equivalents	—	—	737	—	737

Net change in cash and cash equivalents	1,374	(142)	1,009	—	2,241
Cash and cash equivalents at beginning of period	18,698	167	8,370	—	27,235

Cash and cash equivalents at end of period	$20,072	$25	$9,379	$—	$29,476

13.	Certain prior period amounts have been reclassified to conform to their 2003 presentation in the condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Six Months Ended June 30, 2004 Compared To Six Months Ended June 30, 2003

Net Sales. Net sales for the six months ended June 30, 2004 increased by $39.5 million, or 12.6%, to $354.1 million from $314.6 million for the corresponding period in 2003. The increase in sales was primarily due to an increase in North American medium- and heavy-duty truck production partially offset by a decline in traditional domestic North American light vehicle production. The Company’s sales were also impacted by favorable foreign currency exchange rates.

Sales for the six months ended June 30, 2004 for North America increased $33.0 million to $286.1 million from $253.1 million for the corresponding period in 2003. This increase was primarily due to increased sales to the commercial vehicle market. North American sales accounted for 80.8% of total sales for the first six months of 2004 compared with 80.4% for the corresponding period in 2003. Sales for the six months ended June 30, 2004 outside North America increased $6.5 million to $68.0 million from $61.5 million for the corresponding period in 2003. The increase in sales outside North America was primarily attributable to favorable currency exchange rates and increased commercial vehicle production. Sales outside North America accounted for 19.2% of total sales for the six months ended June 30, 2004 compared with 19.6% for the corresponding period in 2003.

Net sales for the Vehicle Management & Power Distribution operating segment, net of intercompany sales, were $178.3 million for the six months ended June 30, 2004 as compared to $139.9 million for the corresponding period in 2003. The increase in sales was primarily attributable to an increase in commercial vehicle volume and favorable currency exchange rates. Net sales for the Control Devices operating segment, net of intercompany sales, were $175.8 million for the six months ended June 30, 2004 as compared to $174.7 million for the corresponding period in 2003. The increase in sales was attributable to increased commercial vehicle production and favorable foreign currency exchange rates partially offset by lower North American light vehicle production.

Cost of Goods Sold. Cost of goods sold for the first six months of 2004 increased by $27.5 million, or 11.8%, to $260.8 million from $233.3 million in the first six months of 2003. As a percentage of sales, cost of goods sold decreased to 73.7% from 74.2% for the first six months of 2004 and 2003, respectively. This decrease as a percentage of sales was due to a combination of higher production volumes and ongoing cost reduction initiatives offset by a shift in product mix and price reductions.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses for the six months ended June 30, 2004 increased by $5.9 million to $53.9 million from $48.0 million in the first six months of 2003. Included in SG&A expenses for the six months ended June 30, 2004 and 2003 were product development expenses of $16.8 million and $13.8 million, respectively. The increase in SG&A expenses reflects increased investment in the Company’s product development activities, which are focused on occupant safety, chassis, and instrument cluster products, and increased sales and marketing efforts. As a percentage of sales, SG&A expenses decreased to 15.2% for the first six months of 2004 from 15.3% for the corresponding period in 2003.

Interest Expense, net. Net interest expense for the first six months of 2004 decreased by $1.3 million to $12.5 million in 2004 from $13.8 million in 2003. Average outstanding indebtedness was $200.4 million and $237.0 million for the first six months of 2004 and 2003, respectively. The decrease in interest expense reflects the Company’s lower debt balance as well as interest income received during the second quarter of 2004 related to a tax refund.

Other income, net. Other income, which primarily represented equity earnings of unconsolidated subsidiaries and effects of foreign exchange, was $0.4 million for the six months ended June 30, 2004.

Income Before Income Taxes. As a result of the foregoing, income before income taxes increased by $7.7 million for the first six months of 2004 to $27.2 million from $19.5 million in 2003. Income before income taxes for the first six months of 2004 for North America increased by $6.4 million to $20.2 million from $13.8 million for the corresponding period in 2003. Income before income taxes for the first six months of 2004 outside North America increased by $1.3 million to $7.0 million from $5.7 million for the corresponding period in 2003.

Provision for Income Taxes. The Company recognized provisions for income taxes of $8.7 million, or 32.1% of pre-tax income, and $6.3 million, or 32.3% of pre-tax income, for federal, state and foreign income taxes for the first six months of 2004 and 2003, respectively.

Net Income. As a result of the foregoing, net income increased by $5.3 million to $18.5 million for the first six months of 2004 from $13.2 million in 2003.

Net income for the Vehicle Management & Power Distribution operating segment was $11.3 million and $3.2 million for the six month period ended June 30, 2004 and 2003, respectively. This increase was primarily attributable to increased commercial vehicle production and favorable currency exchange rates. Net income for the Control Devices operating segment was $7.2 million and $10.0 million for the six month period ended June 30, 2004 and 2003, respectively. This decrease was primarily due to price reductions, higher depreciation, launch costs and increased product development activities.

Three Months Ended June 30, 2004 Compared To Three Months Ended June 30, 2003

Net Sales. Net sales for the quarter ended June 30, 2004 increased by $23.1 million, or 14.9%, to $178.1 million from $155.0 million for the corresponding period in 2003. The increase in sales was primarily due to an increase in North American medium- and heavy-duty truck production partially offset by a decline in traditional domestic North American light vehicle production. The Company’s sales were also impacted by favorable foreign currency exchange rates.

Sales for the quarter ended June 30, 2004 for North America increased $19.3 million to $143.6 million from $124.3 million for the corresponding period in 2003. This increase was primarily due to an increase in sales to the commercial vehicle market. North American sales accounted for 80.6% of total sales for the second quarter ended June 30, 2004 compared with 80.2% for the corresponding period in 2003. Sales for the second quarter of 2004 outside North America increased by $3.8 million to $34.5 million from $30.7 million for the corresponding period in 2003. This increase was primarily due to favorable foreign currency exchange rates as well as an increase in commercial vehicle volume. Sales outside North America accounted for 19.4% of total sales for the second quarter of 2004 compared with 19.8% for the corresponding period in 2003.

Net sales for the Vehicle Management & Power Distribution operating segment, net of intercompany sales, were $92.9 million for the second quarter of 2004 as compared to $70.1 million for the corresponding period in 2003. Increased commercial vehicle production and, to a much lesser extent, favorable currency exchange rates, were the primary drivers behind this increase. Net sales for the Control Devices operating segment, net of intercompany sales, were $85.1 million for the second quarter of 2004 as compared to $84.9 million for the corresponding period in 2003.

Cost of Goods Sold. Cost of goods sold for the quarter ended June 30, 2004 increased by $17.9 million, or 15.6%, to $132.6 million from $114.7 million for the corresponding period in 2003. As a percentage of sales, cost of goods sold increased to 74.5% from 74.0% for the second quarter of 2004 and 2003, respectively. The increase as a percent of sales was primarily attributable to a change in product mix, higher depreciation expense and price reductions.

Selling, General and Administrative Expenses. SG&A expenses for the quarter ended June 30, 2004 increased by $1.7 million to $25.8 million from $24.1 million in the second quarter of 2003. Included in

SG&A expenses for the quarters ended June 30, 2004 and 2003 were product development expenses of $8.0 million and $7.2 million, respectively. As a percentage of sales, SG&A expenses decreased to 14.5% for the second quarter of 2004 from 15.6% for the corresponding period in 2003. The increase in SG&A expenses reflects increased investment in the Company’s product development activities, which are focused on occupant safety, chassis, and instrument cluster products, and increased sales and marketing efforts.

Interest Expense, net. Net interest expense for the second quarter of 2004 decreased by $0.4 million to $6.2 million from $6.6 million in 2003. Average outstanding indebtedness was $200.2 million and $230.1 million for the second quarter of 2004 and 2003, respectively. The decrease in interest expense reflects the Company’s lower debt balance as well as interest income received during the second quarter of 2004 related to a tax refund.

Other (income) expense, net. Other (income) expense, which primarily represented equity (earnings) losses of unconsolidated subsidiaries and effects of foreign exchange, was $(0.1) million for the three months ended June 30, 2004 and $0.7 million for the corresponding period in 2003.

Income Before Income Taxes. As a result of the foregoing, income before income taxes increased $4.6 million for the second quarter of 2004 to $13.5 million from $8.9 million in 2003. Income before income taxes for the second quarter of 2004 for North America increased by $3.6 million to $9.9 million from $6.3 million for the corresponding period in 2003. Income before income taxes for the second quarter of 2004 outside North America increased by $1.0 million to $3.6 million from $2.6 million for the corresponding period in 2003.

Provision for Income Taxes. The Company recognized provisions for income taxes of $4.2 million, or 31.0% of pre-tax income, and $2.7 million, or 29.9% of pre-tax income, for federal, state and foreign income taxes for the second quarter of 2004 and 2003, respectively.

Net Income. As a result of the foregoing, net income increased by $3.1 million to $9.3 million for the second quarter of 2004 from $6.2 million in 2003.

Net income for the Vehicle Management & Power Distribution operating segment was $6.7 million and $1.5 million for the three month period ended June 30, 2004 and 2003, respectively. This increase was primarily attributable to increased commercial vehicle production and favorable currency exchange rates. Net income for the Control Devices operating segment was $2.5 million and $4.7 million for the three month period ended June 30, 2004 and 2003, respectively. This decrease was primarily due to price reductions, higher depreciation, launch costs and increased product development activities.

Liquidity and Capital Resources

Net cash provided by operating activities was $18.7 million and $30.4 million for the six months ended June 30, 2004 and 2003, respectively. The decrease in net cash from operating activities of $11.7 million was primarily attributable to higher levels of working capital (principally accounts receivable, inventory and accounts payable) to support higher sales volumes.

Net cash used by investing activities was $11.4 million and $6.7 million for the six months ended June 30, 2004 and 2003, respectively. The increase in net cash used by investing activities of $4.7 million was primarily attributable to capital expenditures.

Net cash used by financing activities was $22.2 million for the six months ended June 30, 2003. Cash flows from operations for the first six months of 2003 were used primarily to pay down outstanding debt.

The Company has entered into a foreign currency forward purchase contract with a notional value of 58.5 million of Swedish krona to reduce exposure related to the Company’s krona denominated receivables. The estimated fair value of this forward contract at June 30, 2004, per quoted market sources, was $0.1 million. This forward contract is marked to market, with gains and losses recognized in the

Condensed Consolidated Statement of Operations. The Company’s foreign currency forward purchase contract substantially offsets losses and gains on the underlying foreign denominated receivables. The Company does not use derivatives for speculative or profit-motivated purposes.

As disclosed in Note 10 to the Company’s condensed consolidated financial statements, a judgment was entered against the Company on January 15, 2004 whereby the plaintiffs alleged in their complaint that a Stoneridge fuel valve installed as a replacement part on a truck caused a fire after an accident resulting in a death. The Company denies its fuel valve contributed to the fire. The judgment entered against the Company was approximately $36.5 million. An appeal of this judgment has been filed. While legal proceedings are subject to inherent uncertainty, the Company believes that it is reasonably possible that this award will be substantially altered or eliminated by the appellate court.

Management believes that cash flows from operations and the availability of funds from the Company’s credit facilities and senior notes will provide sufficient liquidity to meet the Company’s growth and operating needs. As outlined in Note 8 to the Company’s condensed consolidated financial statements, the Company has a revolving credit facility of which $96.2 million was available at June 30, 2004. The Company also has $31.3 million in available cash, and believes it will have access to the debt and equity markets should the need arise.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

From time to time, the Company is exposed to certain market risks, primarily resulting from the effects of changes in interest rates. At June 30, 2004, substantially all of the Company’s debt was fixed rate debt.

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

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, the Company is involved in various legal proceedings, workers’ compensation and product liability disputes. The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of operations or the financial position of the Company.

On January 15, 2004, a judgment was entered against the Company in the District Court (365th Judicial District) in Maverick County, Texas. The plaintiffs alleged in their complaint that a Stoneridge fuel valve installed as a replacement part on a truck caused a fire after an accident resulting in a death. The plaintiffs are the parents of the decedent. The judgment entered against the Company was approximately $36.5 million. The Company denies its fuel valve contributed to the fire. The trial court denied a motion for a new trial and other relief. An appeal of this judgment has been filed. The Company believes that there are valid grounds to reverse the judgment on appeal. If successful, the appeal may alter or eliminate the amount of the existing judgment. While legal proceedings are subject to inherent uncertainty, the Company believes that it is reasonably possible that this award will be substantially altered or eliminated by the appellate court. Consequently, in the opinion of management and counsel, it is not possible to estimate the outcome of such uncertainty at this time. The Company will record a provision for any liability in this case, if and at the time that management and counsel conclude a loss is probable. Based upon advice received from the Company’s counsel, the Company believes a loss resulting from this matter is not probable as of June 30, 2004.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Shareholders of Stoneridge, Inc. was held on May 10, 2004.

(b)	The following matters were submitted to a vote at the meeting:

The election of the following nominees as directors of the Company. The vote with respect to each nominee was as follows:

Nominee	For	Withheld
D.M. Draime	21,281,519	77,812
Richard E. Cheney	21,197,876	161,455
Avery S. Cohen	21,182,956	176,375
John C. Corey	21,238,428	120,903
Sheldon J. Epstein	21,201,626	157,705
William M. Lasky	21,313,626	45,705
Earl L. Linehan	20,960,695	398,636

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b)	Reports on Form 8-K

1.	On April 22, 2004, the Company filed a Current Report on Form 8-K for a press release announcing first quarter 2004 earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STONERIDGE, INC.

Date: August 9, 2004	/s/ Gerald V. Pisani
Gerald V. Pisani
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2004	/s/ Kevin P. Bagby
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