Form 10-Q
period 2004-09-30
STONERIDGE INC
filed 2004-11-09
CIK 1043337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004	Commission file number 001-13337

STONERIDGE, INC.

(Exact Name of Registrant as Specified in Its Charter)

Ohio	34-1598949
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9400 East Market Street, Warren, Ohio	44484
(Address of Principal Executive Offices)	(Zip Code)

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

The number of Common Shares, without par value, outstanding as of October 28, 2004 was 22,760,666.

STONERIDGE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STONERIDGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2004	December 31, 2003
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$32,145	$24,142
Accounts receivable, net	118,579	89,161
Inventories, net	58,992	48,047
Prepaid expenses and other	13,845	10,420
Deferred income taxes	9,763	7,856

Total current assets	233,324	179,626

PROPERTY, PLANT AND EQUIPMENT, net	112,933	116,262

OTHER ASSETS:
Goodwill	255,292	255,292
Investments and other, net	29,202	28,487

TOTAL ASSETS	$630,751	$579,667

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$38	$417
Accounts payable	64,474	53,594
Accrued expenses and other	65,585	54,569

Total current liabilities	130,097	108,580

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	200,149	200,245
Deferred income taxes	30,143	25,288
Other liabilities	2,623	2,148

Total long-term liabilities	232,915	227,681

SHAREHOLDERS’ EQUITY:
Preferred shares, without par value, 5,000 authorized, none issued	—	—
Common shares, without par value, 60,000 authorized, 22,759 (net of 7 treasury shares) and 22,459 issued and outstanding at September 30, 2004 and December 31, 2003, respectively, with no stated value	—	—
Additional paid-in capital	145,125	143,535
Retained earnings	121,179	98,758
Accumulated other comprehensive income	1,435	1,113

Total shareholders’ equity	267,739	243,406

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$630,751	$579,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands except for per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
NET SALES	$164,286	$140,832	$518,365	$455,416

COSTS AND EXPENSES:
Cost of goods sold	124,836	106,462	385,676	339,796
Selling, general and administrative	28,877	23,273	82,785	71,277

OPERATING INCOME	10,573	11,097	49,904	44,343

Interest expense, net	6,031	6,805	18,528	20,558
Other income, net	(358)	(187)	(757)	(180)

INCOME BEFORE INCOME TAXES	4,900	4,479	32,133	23,965

Provision for income taxes	979	1,378	9,712	7,667

NET INCOME	$3,921	$3,101	$22,421	$16,298

BASIC NET INCOME PER SHARE	$0.17	$0.14	$0.99	$0.73

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	22,630	22,410	22,605	22,410

DILUTED NET INCOME PER SHARE	$0.17	$0.14	$0.98	$0.72

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	22,925	22,758	22,863	22,676

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the nine months ended September 30,
	2004	2003
OPERATING ACTIVITIES:
Net income	$22,421	$16,298
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	19,791	18,325
Deferred income taxes	2,866	10,585
Equity earnings of unconsolidated subsidiaries	(1,350)	(1,013)
Loss on sale of fixed assets	166	346
Share based compensation	994	376
Changes in operating assets and liabilities-
Accounts receivable, net	(29,457)	(14,075)
Inventories	(10,247)	3,469
Prepaid expenses and other	(3,945)	1,487
Other assets	393	(19)
Accounts payable	10,814	7,834
Accrued expenses and other	14,421	7,424

Net cash provided by operating activities	26,867	51,037

INVESTING ACTIVITIES:
Capital expenditures	(18,108)	(11,615)
Proceeds from sale of fixed assets	16	832
Business acquisitions and other	(714)	(3)

Net cash used by investing activities	(18,806)	(10,786)

FINANCING ACTIVITIES:
Repayments of long-term debt	(359)	(22,355)
Net repayments under revolving credit facilities	—	(715)
Proceeds from exercise of share options	376	258
Other financing costs	(134)	—

Net cash used by financing activities	(117)	(22,812)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	59	730

NET CHANGE IN CASH AND CASH EQUIVALENTS	8,003	18,169

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	24,142	27,235

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$32,145	$45,404

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

The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

2.	Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for approximately 70% and 68% of the Company’s inventories at September 30, 2004 and December 31, 2003, respectively, and by the first-in, first-out (FIFO) method for all other inventories. Inventory cost includes material, labor and overhead. Inventories consist of the following:

	September 30, 2004	December 31, 2003
Raw materials	$32,885	$25,035
Work in progress	10,125	10,414
Finished goods	17,026	13,308

	60,036	48,757
Less: LIFO reserve	(1,044)	(710)

Total	$58,992	$48,047

3.	A financial instrument is cash or a contract that imposes an obligation to deliver, or conveys a right to receive cash or another financial instrument. The carrying values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. The estimated fair value of the Company’s senior notes (fixed rate debt) at September 30, 2004, per quoted market sources, was $225.3 million and the carrying value was $200.0 million.

The Company uses derivative financial instruments to reduce exposure to market risks resulting from fluctuations in interest rates (swaps) and currency rates (forward contracts). The Company does not enter into financial instruments for trading purposes. Management believes that its use of these instruments to reduce risk is in the Company’s best interest. At September 30, 2004, the Company had no outstanding interest rate swaps.

The Company has entered into a foreign currency forward purchase contract with a notional value of 58.4 million of Swedish krona to reduce exposure related to the Company’s krona denominated receivables. The estimated fair value of this forward contract at September 30, 2004, per quoted market sources, was $(0.3) million. The contract is marked to market, with gains and losses recognized in the Condensed Consolidated Statement of Operations. The Company’s foreign currency forward purchase contract substantially offsets losses and gains on the underlying foreign denominated receivables.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except for per share data, unless otherwise indicated)

4.	Under Statement of Financial Accounting Standard (SFAS) 142, “Goodwill and Other Intangible Assets,” goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. The Company performed an annual impairment test of goodwill as of October 1, 2003 and no impairment was recognized. There was no change in the carrying value of goodwill by reportable operating segment during the first nine months of 2004. The Company is currently in the process of completing this year’s annual impairment test of goodwill, as of October 1, 2004.

5.	In January 2003, the Financial Accounting Standards Board (FASB) issued interpretation (FIN) 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51.” FIN 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. The provisions of FIN 46 were applicable immediately to all variable interest entities created after January 31, 2003. In December 2003, the FASB issued FIN 46R, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51 (revised December 2003),” which includes significant amendments to previously issued FIN 46. Among other things, FIN 46R includes revised transition dates for public entities, which required the Company to adopt the provisions of FIN 46 as of March 31, 2004. The adoption of this interpretation did not impact the Company’s consolidated financial statements.

6.	The Company has two share-based compensation plans. One plan is for employees and one plan is for non-employee directors. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” prospectively to all employee and director awards granted, modified or settled after January 1, 2003, under the provisions of SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS 123.” Awards under the Company’s plans vest over periods ranging from one to five years, and compensation expense is recognized on a straight-line basis. Because the Company adopted the fair value method on a prospective basis, the cost related to share-based compensation recognized during the three and nine month period ended September 30, 2004 and 2003 is less than that which would have been recognized if the fair value method had been applied to all awards granted since the original effective date of SFAS 123. The following table illustrates the effect on net income and net income per share if the fair value method had been applied to all outstanding and unvested awards in each period.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income, as reported	$3,921	$3,101	$22,421	$16,298

Add: Share-based employee compensation expense included in reported net income, net of related tax effects	202	96	621	235

Deduct: Total share-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(286)	(219)	(664)	(609)

Pro forma net income	$3,837	$2,978	$22,378	$15,924

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except for per share data, unless otherwise indicated)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income per share:
Basic – as reported	$0.17	$0.14	$0.99	$0.73

Basic – pro forma	$0.17	$0.13	$0.99	$0.71

Diluted – as reported	$0.17	$0.14	$0.98	$0.72

Diluted – pro forma	$0.17	$0.13	$0.98	$0.70

Because the Company adopted the fair value method of SFAS 123 during the fourth quarter of 2003, but it was effective as of January 1, 2003, net income for the three and nine-month periods ended September 30, 2003 was restated as follows:

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Net income, as originally reported	$3,197	$16,533
Share-based employee compensation expense	(96)	(235)

Net income, as restated	$3,101	$16,298

Basic net income per share, as originally reported	$0.14	$0.74

Basic net income per share, as restated	$0.14	$0.73

Diluted net income per share, as originally reported	$0.14	$0.73

Diluted net income per share, as restated	$0.14	$0.72

7.	Other comprehensive income (loss) includes foreign currency translation adjustments and gains and losses from certain foreign currency transactions, minimum pension liability adjustments, unrealized gains and losses on available-for-sale marketable securities, and the effective portion of gains and losses on certain hedging activities. All portions of other comprehensive income (loss) are recorded net of related taxes. Comprehensive income consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income	$3,921	$3,101	$22,421	$16,298
Other comprehensive income (loss):
Currency translation adjustments	1,251	(227)	363	1,324
Minimum pension liability adjustments	2	(5)	(18)	(27)
Unrealized gain on marketable securities	(41)	34	(23)	80
Amortization of terminated derivatives	—	155	—	465

	1,212	(43)	322	1,842

Comprehensive income	$5,133	$3,058	$22,743	$18,140

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

In conjunction with the issuance of the senior notes, the Company also entered into a new $200.0 million credit agreement with a bank group. The credit agreement had the following components: a $100.0 million revolving facility (of which $96.2 million was available at September 30, 2004), which includes a $10.0 million swing line facility, and a $100.0 million term facility. The revolving facility expires on April 30, 2008 and requires a commitment fee of 0.375% to 0.500% on the unused balance. The revolving facility permits the Company to borrow up to half its borrowings in specified foreign currencies. Interest is payable quarterly at either (i) the prime rate plus a margin of 0.25% to 1.25% or (ii) LIBOR plus a margin of 1.75% to 2.75%, depending upon the Company’s ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA), as defined. Interest on the swing line facility is payable monthly at the quoted overnight borrowing rate plus a margin of 1.75% to 2.75%, depending upon the Company’s ratio of consolidated total debt to consolidated EBITDA, as defined. The Company prepaid the entire outstanding balance of the term facility during 2003.

Long-term debt consists of the following:

	September 30, 2004	December 31, 2003
11 1/2% Senior notes, due 2012	$200,000	$200,000
Other	187	662

	200,187	200,662
Less: Current portion	(38)	(417)

	$200,149	$200,245

9.	For the three-month periods ended September 30, 2004 and 2003, the Company’s effective tax rate decreased to 20.0% from 31.0%. For the nine-month periods ended September 30, 2004 and 2003, the Company’s effective tax rate decreased to 30.2% from 32.0%. This decrease was attributable to a higher proportion of non-U.S. pre-tax income to global pre-tax income in 2004, as well as to the settlement of certain state refund claims. In general the Company’s operations outside of the U.S. are taxed at a lower effective tax rate than the domestic operations in the U.S. The tax decreases were partially offset by the legislative expiration of certain U.S. tax credits in the third quarter of 2004, which were legislatively reinstated in the fourth quarter.

10.	The Company presents basic and diluted net income per share in accordance with SFAS 128, “Earnings Per Share,” which requires the presentation of basic net income per share and diluted net income per share. Basic net income per share was computed by dividing net income by the weighted-average number of common shares outstanding for each respective period. Diluted net income per share was calculated by dividing net income by the weighted-average of all potentially dilutive common shares that were outstanding during the periods presented. Actual weighted-average shares outstanding used in calculating basic and diluted net income per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Basic weighted-average shares outstanding	22,630	22,410	22,605	22,410
Effect of dilutive securities	295	348	258	266

Diluted weighted-average shares outstanding	22,925	22,758	22,863	22,676

Options to purchase 475 and 415 common shares at an average price of $16.56 and $16.97 per share were outstanding during the third quarter of 2004 and 2003, respectively, and options to purchase 475

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except for per share data, unless otherwise indicated)

and 488 common shares at an average price of $16.56 and $16.22 per share were outstanding during the first nine months of 2004 and 2003, respectively. These outstanding options were not included in the computation of diluted earnings per share because their respective exercise prices were greater than the average market price of common shares and, therefore, their effect would have been anti-dilutive.

11.	In the ordinary course of business, the Company is involved in various legal proceedings, workers’ compensation and product liability disputes. The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of operations, cash flows or the financial position of the Company.

On January 15, 2004, a judgment was entered against the Company in the District Court (365th Judicial District) in Maverick County, Texas. The plaintiffs alleged in their complaint that a Stoneridge fuel valve installed as a replacement part on a truck caused a fire after an accident resulting in a death. The plaintiffs are the parents of the decedent. The judgment entered against the Company was approximately $36.5 million. The Company denies its fuel valve contributed to the fire. The trial court denied a motion for a new trial and other relief. An appeal of this judgment has been filed. The Company believes that there are valid grounds to reverse the judgment on appeal. If successful, the appeal may alter or eliminate the amount of the existing judgment. While legal proceedings are subject to inherent uncertainty, the Company believes that it is reasonably possible that this award will be substantially altered or eliminated by the appellate court. Consequently, in the opinion of management and the Company’s legal counsel, it is not possible to estimate the outcome of such uncertainty at this time. The Company will record a provision for any liability in this case, if and at the time that management and counsel conclude a loss is probable. Based upon advice received from the Company’s legal counsel, the Company believes a loss resulting from this matter is not probable as of September 30, 2004. Even at full judgment, however, the Company’s exposure is significantly less than the $36.5 million mentioned above, as it has been mitigated with appropriate levels of insurance.

12.	SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” established standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise that are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer.

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

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except for per share data, unless otherwise indicated)

A summary of financial information by reportable operating segment is as follows:

	For the three months ended September 30, 2004
	Vehicle Management & Power Distribution	Control Devices	Eliminations	Consolidated
Sales from external customers	$88,554	$75,732	$—	$164,286
Intersegment sales	3,789	721	(4,510)	—

Total net sales	$92,343	$76,453	$(4,510)	$164,286

Net income (loss)	$5,047	$(1,126)	$—	$3,921
Depreciation and amortization	$2,018	$4,215	$—	$6,233
Interest expense, net	$723	$5,308	$—	$6,031
Provision (benefit) for income taxes	$1,796	$(817)	$—	$979

Capital expenditures	$2,248	$4,432	$—	$6,680

	For the three months ended September 30, 2003
	Vehicle Management & Power Distribution	Control Devices	Eliminations	Consolidated
Sales from external customers	$64,755	$76,077	$—	$140,832
Intersegment sales	3,452	619	(4,071)	—

Total net sales	$68,207	$76,696	$(4,071)	$140,832

Net income	$1,266	$1,835	$—	$3,101
Depreciation and amortization	$2,056	$3,658	$—	$5,714
Interest expense, net	$850	$5,955	$—	$6,805
Provision for income taxes	$564	$814	$—	$1,378

Capital expenditures	$1,712	$2,498	$—	$4,210

	For the nine months ended September 30, 2004
	Vehicle Management & Power Distribution	Control Devices	Eliminations	Consolidated
Sales from external customers	$266,818	$251,547	$—	$518,365
Intersegment sales	12,100	2,025	(14,125)	—

Total net sales	$278,918	$253,572	$(14,125)	$518,365

Net income	$16,331	$6,090	$—	$22,421
Depreciation and amortization	$6,432	$12,326	$—	$18,758
Interest expense, net	$2,265	$16,263	$—	$18,528
Provision for income taxes	$7,074	$2,638	$—	$9,712

Capital expenditures	$6,977	$11,131	$—	$18,108

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except for per share data, unless otherwise indicated)

	For the nine months ended September 30, 2003
	Vehicle Management & Power Distribution	Control Devices	Eliminations	Consolidated
Sales from external customers	$204,665	$250,751	$—	$455,416
Intersegment sales	10,307	1,602	(11,909)	—

Total net sales	$214,972	$252,353	$(11,909)	$455,416

Net income	$4,336	$11,962	$—	$16,298
Depreciation and amortization	$6,216	$10,241	$—	$16,457
Interest expense, net	$2,715	$17,843	$—	$20,558
Provision for income taxes	$2,039	$5,628	$—	$7,667

Capital expenditures	$4,935	$6,680	$—	$11,615

The following table presents net sales and non-current assets for each of the geographic areas in which the Company operates:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net Sales:
North America	$135,680	$116,731	$421,759	$369,804
Europe and other	28,606	24,101	96,606	85,612

Total	$164,286	$140,832	$518,365	$455,416

	September 30, 2004	December 31, 2003
Non-Current Assets:
North America	$346,641	$346,994
Europe and other	50,786	53,047

Total	$397,427	$400,041

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except for per share data, unless otherwise indicated)

13.	The senior notes and the credit facility are fully and unconditionally guaranteed, jointly and severally, by each of the Company’s existing and future domestic wholly-owned subsidiaries (Guarantor Subsidiaries). The Company’s non-U.S. subsidiaries are not guaranteeing the senior notes and the credit facility (Non-Guarantor Subsidiaries).

Presented below are summarized condensed consolidating financial statements of the Parent (which includes certain of the Company’s operating units), the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the Company on a consolidated basis, as of September 30, 2004 and December 31, 2003, and for the three and nine months ended September 30, 2004 and 2003.

These summarized condensed consolidating financial statements are prepared on the equity method. Separate financial statements for the Guarantor Subsidiaries are not presented based on management’s determination that they do not provide additional information that is material to investors. Therefore, the Guarantor Subsidiaries are combined in the presentation below.

	September 30, 2004
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,492	$18	$21,635	$—	$32,145
Accounts receivable, net	56,880	41,994	24,258	(4,553)	118,579
Inventories, net	26,607	14,705	17,680	—	58,992
Prepaid expenses, intercompany and other	(254,260)	235,261	32,844	—	13,845
Deferred income taxes	6,094	3,092	577	—	9,763

Total current assets	$(154,187)	$295,070	$96,994	$(4,553)	$233,324

PROPERTY, PLANT AND EQUIPMENT, net	59,360	32,141	21,432	—	112,933

OTHER ASSETS:
Goodwill	234,701	20,591	—	—	255,292
Investments and other, net	35,486	440	10,773	(17,497)	29,202
Investment in subsidiaries	365,801	—	—	(365,801)	—

TOTAL ASSETS	$541,161	$348,242	$129,199	$(387,851)	$630,751

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$—	$38	$—	$38
Accounts payable	26,954	23,894	18,139	(4,513)	64,474
Accrued expenses and other	18,701	26,614	20,310	(40)	65,585

Total current liabilities	45,655	50,508	38,487	(4,553)	130,097

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	200,000	—	17,646	(17,497)	200,149
Deferred income taxes	27,640	3,356	(853)	—	30,143
Other liabilities	127	—	2,496	—	2,623

Total long-term liabilities	227,767	3,356	19,289	(17,497)	232,915

SHAREHOLDERS’ EQUITY	267,739	294,378	71,423	(365,801)	267,739

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$541,161	$348,242	$129,199	$(387,851)	$630,751

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except for per share data, unless otherwise indicated)

Supplemental condensed consolidating financial statements (continued):

	December 31, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,660	$26	$9,456	$—	$24,142
Accounts receivable, net	42,585	28,595	21,324	(3,343)	89,161
Inventories, net	22,193	10,432	15,422	—	48,047
Prepaid expenses, intercompany and other	(234,958)	215,982	29,396	—	10,420
Deferred income taxes	4,659	2,620	577	—	7,856

Total current assets	(150,861)	257,655	76,175	(3,343)	179,626

PROPERTY, PLANT AND EQUIPMENT, NET	61,042	31,390	23,830	—	116,262

OTHER ASSETS:
Goodwill	234,701	20,591	—	—	255,292
Investments and other, net	34,628	548	1,128	(7,817)	28,487
Investment in subsidiaries	333,606	—	—	(333,606)	—

TOTAL ASSETS	$513,116	$310,184	$101,133	$(344,766)	$579,667

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$—	$417	$—	$417
Accounts payable	24,920	16,194	15,779	(3,299)	53,594
Accrued expenses and other	13,735	20,930	19,948	(44)	54,569

Total current liabilities	38,655	37,124	36,144	(3,343)	108,580

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	207,301	—	761	(7,817)	200,245
Deferred income taxes	23,393	3,082	(1,187)	—	25,288
Other liabilities	361	—	1,787	—	2,148

Total long-term liabilities	231,055	3,082	1,361	(7,817)	227,681

SHAREHOLDERS’ EQUITY	243,406	269,978	63,628	(333,606)	243,406

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$513,116	$310,184	$101,133	$(344,766)	$579,667

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except for per share data, unless otherwise indicated)

Supplemental condensed consolidating financial statements (continued):

	For the three months ended September 30, 2004
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$77,568	$55,883	$38,538	$(7,703)	$164,286

COSTS AND EXPENSES:
Cost of goods sold	63,422	38,455	30,662	(7,703)	124,836
Selling, general and administrative expenses	12,894	8,879	7,104	—	28,877

OPERATING INCOME	1,252	8,549	772	—	10,573

Interest expense (income), net	6,090	—	(59)	—	6,031
Other (income) expense, net	(1,482)	890	234	—	(358)
Equity earnings from subsidiaries	(6,785)	—	—	6,785	—

INCOME BEFORE INCOME TAXES	3,429	7,659	597	(6,785)	4,900

(Benefit) Provision for income taxes	(492)	1,532	(61)	—	979

NET INCOME	$3,921	$6,127	$658	$(6,785)	$3,921

	For the three months ended September 30, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$65,359	$48,298	$32,979	$(5,804)	$140,832

COSTS AND EXPENSES:
Cost of goods sold	50,616	34,560	27,090	(5,804)	106,462
Selling, general and administrative expenses	9,623	7,774	5,876	—	23,273

OPERATING INCOME	5,120	5,964	13	—	11,097
Interest expense (income), net	6,810	—	(5)	—	6,805
Other (income) expense, net	(592)	863	(458)	—	(187)
Equity earnings from subsidiaries	(3,991)	—	—	3,991	—

INCOME BEFORE INCOME TAXES	2,893	5,101	476	(3,991)	4,479

(Benefit) Provision for income taxes	(208)	1,530	56	—	1,378

NET INCOME	$3,101	$3,571	$420	$(3,991)	$3,101

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except for per share data, unless otherwise indicated)

Supplemental condensed consolidating financial statements (continued):

	For the nine months ended September 30, 2004
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$240,319	$170,824	$130,436	$(23,214)	$518,365

COSTS AND EXPENSES:
Cost of goods sold	192,713	116,971	99,206	(23,214)	385,676
Selling, general and administrative expenses	34,592	26,920	21,273	—	82,785

OPERATING INCOME	13,014	26,933	9,957	—	49,904

Interest expense (income), net	18,631	—	(103)	—	18,528
Other (income) expense, net	(3,576)	2,680	139	—	(757)
Equity earnings from subsidiaries	(24,430)	—	—	24,430	—

INCOME BEFORE INCOME TAXES	22,389	24,253	9,921	(24,430)	32,133

(Benefit) Provision for income taxes	(32)	7,324	2,420	—	9,712

NET INCOME	$22,421	$16,929	$7,501	$(24,430)	$22,421

	For the nine months ended September 30, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$205,140	$155,883	$111,435	$(17,042)	$455,416

COSTS AND EXPENSES:
Cost of goods sold	160,694	111,156	84,988	(17,042)	339,796
Selling, general and administrative expenses	29,783	22,826	18,668	—	71,277

OPERATING INCOME	14,663	21,901	7,779	—	44,343

Interest expense, net	20,456	—	102	—	20,558
Other (income) expense, net	(1,881)	2,505	(804)	—	(180)
Equity earnings from subsidiaries	(19,130)	—	—	19,130	—

INCOME BEFORE INCOME TAXES	15,218	19,396	8,481	(19,130)	23,965

(Benefit) Provision for income taxes	(1,080)	6,207	2,540	—	7,667

NET INCOME	$16,298	$13,189	$5,941	$(19,130)	$16,298

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except for per share data, unless otherwise indicated)

Supplemental condensed consolidating financial statements (continued):

	For the nine months ended September 30, 2004
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$12,354	$6,404	$(1,571)	$9,680	$26,867

INVESTING ACTIVITIES:
Capital expenditures	(8,614)	(6,491)	(3,003)	—	(18,108)
Proceeds from sale of fixed assets	2	—	14	—	16
Business acquisitions and other	(757)	—	43	—	(714)

Net cash used by investing activities	(9,369)	(6,491)	(2,946)	—	(18,806)

FINANCING ACTIVITIES:
Repayments of long-term debt	(7,300)	—	16,621	(9,680)	(359)
Proceeds from exercise of share options	283	79	14	—	376
Other financing costs	(134)	—	—	—	(134)

Net cash used by financing activities	(7,151)	79	16,635	(9,680)	(117)

Effect of exchange rate changes on cash and cash equivalents	(2)	—	61	—	59

Net change in cash and cash equivalents	(4,168)	(8)	12,179	—	8,003
Cash and cash equivalents at beginning of period	14,660	26	9,456	—	24,142

Cash and cash equivalents at end of period	$10,492	$18	$21,635	$—	$32,145

	For the nine months ended September 30, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$40,201	$3,163	$12,072	$(4,399)	$51,037

INVESTING ACTIVITIES:
Capital expenditures	(4,439)	(3,300)	(3,876)	—	(11,615)
Proceeds from sale of fixed assets	12	—	820	—	832
Other	(15)	—	12	—	(3)

Net cash used by investing activities	(4,442)	(3,300)	(3,044)	—	(10,786)

FINANCING ACTIVITIES:
Repayments of long-term debt	(20,053)	—	(6,701)	4,399	(22,355)
Net repayments under revolving credit facilities	—	—	(715)	—	(715)
Proceeds from exercise of share options	258	—	—	—	258

Net cash used by financing activities	(19,795)	—	(7,416)	4,399	(22,812)

Effect of exchange rate changes on cash and cash equivalents	—	—	730	—	730

Net change in cash and cash equivalents	15,964	(137)	2,342	—	18,169
Cash and cash equivalents at beginning of period	18,698	167	8,370	—	27,235

Cash and cash equivalents at end of period	$34,662	$30	$10,712	$—	$45,404

14.	Certain prior period amounts have been reclassified to conform to their 2003 presentation in the condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Nine Months Ended September 30, 2004 Compared To Nine Months Ended September 30, 2003

Net Sales. Net sales for the nine months ended September 30, 2004 increased by $63.0 million, or 13.8%, to $518.4 million from $455.4 million for the corresponding period in 2003. The increase in sales was primarily due to an increase in North American commercial vehicle production partially offset by a decline in traditional domestic North American light vehicle production. The Company’s sales were also impacted by favorable foreign currency exchange rates.

Net sales for the nine months ended September 30, 2004 for North America increased $52.0 million to $421.8 million from $369.8 million for the corresponding period in 2003. This increase was primarily due to increased sales to the commercial vehicle market. North American net sales accounted for 81.4% of total net sales for the first nine months of 2004 compared with 81.2% for the corresponding period in 2003. Net sales for the nine months ended September 30, 2004 outside North America increased $11.0 million to $96.6 million from $85.6 million for the corresponding period in 2003. The increase in net sales outside North America was primarily attributable to increased commercial vehicle production and also to favorable currency exchange rates. Net sales outside North America accounted for 18.6% of total net sales for the nine months ended September 30, 2004 compared with 18.8% for the corresponding period in 2003.

Sales for the Vehicle Management & Power Distribution operating segment, net of intercompany sales, were $266.8 million for the nine months ended September 30, 2004 as compared to $204.7 million for the corresponding period in 2003. The increase in sales was primarily attributable to an increase in commercial vehicle volume and, to a much lesser extent, favorable currency exchange rates. Sales for the Control Devices operating segment, net of intercompany sales, were $251.6 million for the nine months ended September 30, 2004 as compared to $250.7 million for the corresponding period in 2003. The increase in sales was attributable to increased commercial vehicle production and favorable foreign currency exchange rates partially offset by lower North American light vehicle production.

Cost of Goods Sold. Cost of goods sold for the first nine months of 2004 increased by $45.9 million, or 13.5%, to $385.7 million from $339.8 million in the first nine months of 2003. As a percentage of sales, cost of goods sold decreased to 74.4% from 74.6% for the first nine months of 2004 and 2003, respectively. This decrease as a percentage of sales was due to a combination of higher production volumes and the Company’s continued focus on Lean Manufacturing utilizing Six Sigma principles, offset by a shift in product mix, price reductions and higher raw material costs.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses for the nine months ended September 30, 2004 increased by $11.5 million to $82.8 million from $71.3 million in the first nine months of 2003. Included in SG&A expenses for the nine months ended September 30, 2004 and 2003 were product development expenses of $25.6 million and $20.7 million, respectively. The increase in SG&A expenses reflects increased investment in the Company’s product development activities, which are focused on occupant safety, chassis, driveline and instrument cluster products, and increased sales and marketing efforts. Sarbanes-Oxley implementation and severance related costs also impacted SG&A during 2004. As a percentage of sales, SG&A expenses increased to 16.0% for the first nine months of 2004 from 15.7 % for the corresponding period in 2003.

Interest Expense, net. Net interest expense for the first nine months of 2004 decreased by $2.1 million to $18.5 million in 2004 from $20.6 million in 2003. Average outstanding indebtedness was $200.3 million and $234.5 million for the first nine months of 2004 and 2003, respectively. The decrease in interest expense reflects the Company’s lower debt balance as well as interest income received during the second quarter of 2004 related to a tax refund.

Other income, net. Other income, which primarily represented equity earnings of unconsolidated subsidiaries and effects of foreign exchange, was $0.8 million and $0.2 million for the nine months ended September 30, 2004 and 2003, respectively.

Income Before Income Taxes. As a result of the foregoing, income before income taxes increased by $8.1 million for the first nine months of 2004 to $32.1 million from $24.0 million in 2003. Income before income taxes for the first nine months of 2004 for North America increased by $7.0 million to $25.6 million from $18.6 million for the corresponding period in 2003. Income before income taxes for the first nine months of 2004 outside North America increased by $1.1 million to $6.5 million from $5.4 million for the corresponding period in 2003.

Provision for Income Taxes. The Company recognized provisions for income taxes of $9.7 million, or 30.2% of pre-tax income, and $7.7 million, or 32.0% of pre-tax income, for federal, state and foreign income taxes for the first nine months of 2004 and 2003, respectively. The decrease in the effective tax rate was primarily attributable to a higher proportion of non-U.S. pre-tax income to global pre-tax income in 2004, as well as to the settlement of certain state refund claims. In general, the Company’s operations outside of the U.S. are taxed at a lower effective tax rate than the domestic operations in the U.S. The tax decreases were partially offset by the legislative expiration of certain U.S. tax credits in the third quarter of 2004, which were legislatively reinstated in the fourth quarter.

Net Income. As a result of the foregoing, net income increased by $6.1 million to $22.4 million for the first nine months of 2004 from $16.3 million in 2003.

Net income for the Vehicle Management & Power Distribution operating segment was $15.6 million and $4.3 million for the nine-month period ended September 30, 2004 and 2003, respectively. This increase was primarily attributable to increased commercial vehicle production, offset by a decrease in passenger vehicle and light truck production and higher commodity costs. This increase also includes a benefit due to favorable currency exchange rates. Net income for the Control Devices operating segment was $6.8 million and $12.0 million for the nine-month period ended September 30, 2004 and 2003, respectively. This decrease was primarily due to a decrease in passenger car and light truck production as well as price reductions, higher commodity costs, higher depreciation, launch costs and increased product development activities.

Three Months Ended September 30, 2004 Compared To Three Months Ended September 30, 2003

Net Sales. Net sales for the quarter ended September 30, 2004 increased by $23.5 million, or 16.7%, to $164.3 million from $140.8 million for the corresponding period in 2003. The increase in sales was primarily due to an increase in North American commercial vehicle production partially offset by a decline in traditional domestic North American light vehicle production. The Company’s sales were also impacted by favorable foreign currency exchange rates.

Net sales for the quarter ended September 30, 2004 for North America increased $19.0 million to $135.7 million from $116.7 million for the corresponding period in 2003. This increase was primarily due to an increase in sales to the commercial vehicle market. North American net sales accounted for 82.6% of total net sales for the third quarter ended September 30, 2004 compared with 82.9% for the corresponding period in 2003. Net sales for the third quarter of 2004 outside North America increased by $4.5 million to $28.6 million from $24.1 million for the corresponding period in 2003. This increase was primarily due to an increase in commercial vehicle volume as well as to favorable foreign currency exchange rates. Net sales outside North America accounted for 17.4% of total net sales for the third quarter of 2004 compared with 17.1% for the corresponding period in 2003.

Sales for the Vehicle Management & Power Distribution operating segment, net of intercompany sales, were $88.6 million for the third quarter of 2004 as compared to $64.7 million for the corresponding period in 2003. Increased commercial vehicle production and, to a much lesser extent, favorable currency exchange rates, were the primary drivers behind this increase. Sales for the Control Devices operating segment, net of intercompany sales, were $75.7 million for the third quarter of 2004 as compared to $76.1 million for the corresponding period in 2003.

Cost of Goods Sold. Cost of goods sold for the quarter ended September 30, 2004 increased by $18.3 million, or 17.2%, to $124.8 million from $106.5 million for the corresponding period in 2003. As a percentage of sales, cost of goods sold increased to 76.0% from 75.6% for the third quarter of 2004 and 2003, respectively. The increase as a percent of sales was primarily attributable to a change in product mix, price reductions and higher raw material costs, partially offset by a combination of higher production volumes and the Company’s continued focus on Lean Manufacturing utilizing Six Sigma principles.

Selling, General and Administrative Expenses. SG&A expenses for the quarter ended September 30, 2004 increased by $5.6 million to $28.9 million from $23.3 million in the third quarter of 2003. Included in SG&A expenses for the quarters ended September 30, 2004 and 2003 were product development expenses of $8.8 million and $6.8 million, respectively. As a percentage of sales, SG&A expenses increased to 17.6% for the third quarter of 2004 from 16.5% for the corresponding period in 2003. The increase in SG&A expenses reflects increased investment in the Company’s product development activities, which are focused on occupant safety, chassis, driveline and instrument cluster products, and increased sales and marketing efforts. Sarbanes-Oxley implementation and severance related costs also impacted SG&A during the third quarter of 2004.

Interest Expense, net. Net interest expense for the third quarter of 2004 decreased by $0.8 million to $6.0 million from $6.8 million in 2003. Average outstanding indebtedness was $200.2 million and $229.5 million for the third quarter of 2004 and 2003, respectively. The decrease in interest expense reflects the Company’s lower debt balance.

Other income, net. Other income, which primarily represented equity earnings of unconsolidated subsidiaries and effects of foreign exchange, was $0.4 million for the three months ended September 30, 2004 and $0.2 million for the corresponding period in 2003.

Income Before Income Taxes. As a result of the foregoing, income before income taxes increased $0.4 million for the third quarter of 2004 to $4.9 million from $4.5 million in 2003. Income before income taxes for the third quarter of 2004 for North America increased by $0.7 million to $5.3 million from $4.6 million for the corresponding period in 2003. Loss before income taxes for the third quarter of 2004 outside North America increased by $0.3 million to $0.4 million from $0.1 million for the corresponding period in 2003.

Provision for Income Taxes. The Company recognized provisions for income taxes of $1.0 million, or 20.0% of pre-tax income, and $1.4 million, or 31.0% of pre-tax income, for federal, state and foreign income taxes for the third quarter of 2004 and 2003, respectively. The decrease in the effective tax rate was attributable to a higher proportion of non-U.S. pre-tax income to global pre-tax income in 2004, as well as to the settlement of certain state refund claims. In general, the Company’s operations outside of the U.S. are taxed at a lower effective tax rate than the domestic operations in the U.S. The tax decreases were partially offset by the legislative expiration of certain U.S. tax credits in the third quarter of 2004, which were legislatively reinstated in the fourth quarter.

Net Income. As a result of the foregoing, net income increased by $0.8 million to $3.9 million for the third quarter of 2004 from $3.1 million in 2003.

Net income for the Vehicle Management & Power Distribution operating segment was $5.3 million and $1.3 million for the three-month period ended September 30, 2004 and 2003, respectively. This increase was primarily attributable to increased commercial vehicle production, offset by a decrease in passenger vehicle and light truck production and higher commodity costs. This increase also includes a benefit due to favorable currency exchange rates. Net (loss) income for the Control Devices operating segment was $(1.4) million and $1.8 million for the three month period ended September 30, 2004 and 2003, respectively. This decrease was primarily due to a decrease in passenger car and light truck production as well as price reductions, higher commodity costs, higher depreciation, launch costs and increased product development activities.

Liquidity and Capital Resources

Net cash provided by operating activities was $26.9 million and $51.0 million for the nine months ended September 30, 2004 and 2003, respectively. The decrease in net cash from operating activities of $24.1 million was primarily attributable to higher levels of working capital (principally accounts receivable, inventory and accounts payable) to support higher sales volumes.

Net cash used by investing activities was $18.8 million and $10.8 million for the nine months ended September 30, 2004 and 2003, respectively. The increase in net cash used by investing activities of $8.0 million was primarily attributable to capital expenditures and also to the Company’s investment in an Indian joint venture.

Net cash used by financing activities was $0.1 million and $22.8 million for the nine months ended September 30, 2004 and 2003, respectively. Cash flows from operations for the first nine months of 2003 were used primarily to pay down outstanding debt.

The Company has entered into a foreign currency forward purchase contract with a notional value of 58.4 million of Swedish krona to reduce exposure related to the Company’s krona denominated receivables. The estimated fair value of this forward contract at September 30, 2004, per quoted market sources, was $(0.3) million. This forward contract is marked to market, with gains and losses recognized in the Condensed Consolidated Statement of Operations. The Company’s foreign currency forward purchase contract substantially offsets losses and gains on the underlying foreign denominated receivables. The Company does not use derivatives for speculative or profit-motivated purposes.

As disclosed in Note 11 to the Company’s condensed consolidated financial statements, a judgment was entered against the Company on January 15, 2004 whereby the plaintiffs alleged in their complaint that a Stoneridge fuel valve installed as a replacement part on a truck caused a fire after an accident resulting in a death. The Company denies its fuel valve contributed to the fire. The judgment entered against the Company was approximately $36.5 million. An appeal of this judgment has been filed. While legal proceedings are subject to inherent uncertainty, the Company believes that it is reasonably possible that this award will be substantially altered or eliminated by the appellate court. Even at full judgment, however, the Company’s exposure is significantly less than the $36.5 million mentioned above, as it has been mitigated with appropriate levels of insurance.

Management believes that cash flows from operations and the availability of funds from the Company’s credit facilities and senior notes will provide sufficient liquidity to meet the Company’s growth and operating needs. As outlined in Note 8 to the Company’s condensed consolidated financial statements, the Company has a revolving credit facility of which $96.2 million was available at September 30, 2004. The Company also has $32.1 million in available cash, and believes it will have access to the debt and equity markets should the need arise.

Inflation and International Presence

Management believes that the Company’s operations have not historically been adversely affected by inflation; however, given the current economic climate and recent increases in certain commodity prices, management believes that a continuation of such price increases could significantly impact their profitability. By operating internationally, the Company is affected by the economic conditions of certain countries. Based on the current economic conditions in these countries, management believes they are not significantly exposed to adverse economic conditions.

Forward-Looking Statements

Portions of this report may contain “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, the Company’s (i) future product and facility expansion, (ii) acquisition strategy, (iii) investments and new product development, and (iv) growth opportunities related to awarded business. Forward-looking statements may be identified by the words “will,” “may,” “designed to,” “believes,” “plans,” “expects,” “continue,” and similar words and expressions. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other factors:

•	the loss of a major customer;

•	a significant change in automotive, medium- and heavy-duty truck, agricultural or off-highway vehicle production;

•	a significant change in general economic conditions in any of the various countries in which the Company operates;

•	labor disruptions at the Company’s facilities or at any of the Company’s significant customers or suppliers;

•	the ability of the Company’s suppliers to supply it with parts and components at competitive prices on a timely basis;

•	the amount of debt and the restrictive covenants contained in the Company’s credit facility;

•	customer acceptance of new products;

•	capital availability or costs, including changes in interest rates or market perceptions of the Company;

•	changes by the Financial Accounting Standards Board or the Securities and Exchange Commission of authoritative generally accepted accounting principles or policies;

•	the successful integration of any acquired businesses;

•	the impact of laws and regulations, including the Sarbanes-Oxley Act of 2002 and environmental laws and regulations; and

•	the occurrence or non-occurrence of circumstances beyond the Company’s control.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

From time to time, the Company is exposed to certain market risks, primarily resulting from the effects of changes in interest rates. At September 30, 2004, however, substantially all of the Company’s debt was fixed rate debt.

Commodity Price Risk

The Company’s risk related to commodity prices has historically not been material; however, given the current economic climate and the recent increases in certain commodity costs, the Company has determined that it currently is experiencing an increased risk particularly with respect to the purchase of copper, steel and resins. The Company is managing this risk through a combination of fixed price agreements, staggered short-term contract maturities and commercial negotiations with its suppliers. The Company may also consider pursuing alternative commodities or alternative suppliers to mitigate this risk over a period of time. At this time, the Company does not intend to use financial instruments to mitigate this risk. The recent increases in certain commodity costs have negatively impacted the Company’s operating results, and a continuation of such price increases could significantly impact its profitability.

Foreign Currency Exchange Risk

The Company’s risks related to foreign currency exchange rates have historically not been material; however, given the current economic climate, the Company is monitoring this risk. The Company does not expect the effects of this risk to be material in the future based on the current operating and economic conditions in the countries in which it operates. Therefore, a 10.0% change in the value of the U.S. dollar would not significantly affect the Company’s results of operations, financial position or cash flows.

There have been no material changes to the Company’s exposures to market risk, except for commodity price risk, since December 31, 2003, as reported in the 2003 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004.

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2004 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, the Company is involved in various legal proceedings, workers’ compensation and product liability disputes. The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of operations or the financial position of the Company.

On January 15, 2004, a judgment was entered against the Company in the District Court (365th Judicial District) in Maverick County, Texas. The plaintiffs alleged in their complaint that a Stoneridge fuel valve installed as a replacement part on a truck caused a fire after an accident resulting in a death. The plaintiffs are the parents of the decedent. The judgment entered against the Company was approximately $36.5 million. The Company denies its fuel valve contributed to the fire. The trial court denied a motion for a new trial and other relief. An appeal of this judgment has been filed. The Company believes that there are valid grounds to reverse the judgment on appeal. If successful, the appeal may alter or eliminate the amount of the existing judgment. While legal proceedings are subject to inherent uncertainty, the Company believes that it is reasonably possible that this award will be substantially altered or eliminated by the appellate court. Consequently, in the opinion of management and the Company’s legal counsel, it is not possible to estimate the outcome of such uncertainty at this time. The Company will record a provision for any liability in this case, if and at the time that management and counsel conclude a loss is probable. Based upon advice received from the Company’s counsel, the Company believes a loss resulting from this matter is not probable as of September 30, 2004. Even at full judgment, however, the Company’s exposure is significantly less than the $36.5 million mentioned above, as it has been mitigated with appropriate levels of insurance.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1	Amendment No. 2 dated as of August 6, 2004 to Credit Agreement dated as of May 1, 2002 among Stoneridge, Inc. as Borrower, the Lending Institutions Named Therein, as Lenders, National City Bank, as Administrative Agent, a Joint Lead Arranger and Collateral Agent, Deutsche Bank Securities Inc., as a Joint Lead Arranger, Comerica Bank and PNC Bank, National Association, as the Co-Documentation Agents, filed herewith.

10.2	Severance Agreement and Release between the Company and Kevin P. Bagby, dated August 31, 2004 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 7, 2004).

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b)	Reports on Form 8-K

1.	On July 22, 2004, the Company filed a Current Report on Form 8-K for a press release announcing second quarter 2004 earnings.

2.	On September 7, 2004, the Company filed a Current Report on Form 8-K for a press release announcing the resignation of Kevin Bagby and the appointment of Joseph Mallak as the Company’s Vice President and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STONERIDGE, INC.

Date: November 9, 2004	/s/ Gerald V. Pisani
Gerald V. Pisani
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2004	/s/ Joseph M. Mallak
Joseph M. Mallak
Vice President and Chief Financial Officer
(Principal Financial and Chief Accounting Officer)

STONERIDGE, INC.

EXHIBIT INDEX

Exhibit Number	Exhibit
10.1	Amendment No. 2 dated as of August 6, 2004 to Credit Agreement dated as of May 1, 2002 among Stoneridge, Inc. as Borrower, the Lending Institutions Named Therein, as Lenders, National City Bank, as Administrative Agent, a Joint Lead Arranger and Collateral Agent, Deutsche Bank Securities Inc., as a Joint Lead Arranger, Comerica Bank and PNC Bank, National Association, as the Co-Documentation Agents, filed herewith.

10.2	Severance Agreement and Release between the Company and Kevin P. Bagby, dated August 31, 2004 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 7, 2004).

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.