Form 10-K
period 2004-12-31
STONERIDGE INC
filed 2005-03-11
CIK 1043337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the year ended December 31, 2004	Commission file number 001-13337
STONERIDGE, INC.

(Exact Name of Registrant as Specified in Its Charter)

Ohio	34-1598949

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9400 East Market Street, Warren, Ohio	44484

(Address of Principal Executive Offices)	(Zip Code)
(330) 856-2443

Registrant’s Telephone Number, Including Area Code
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Exchange on Which Registered

Common Shares, without par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     ☑
      The aggregate market value of the Common Shares held by non-affiliates of the registrant based on the closing price as of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was $275.2 million.
      The number of Common Shares, without par value, outstanding as of February 18, 2005 was 22,784,662.
DOCUMENTS INCORPORATED BY REFERENCE
      Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 18, 2005, into Part III, Items 10, 11, 12, 13 and 14.

INDEX
STONERIDGE, INC. — FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2004

Forward-Looking Statements
      Portions of this report contain “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, the Company’s (i) future product and facility expansion, (ii) acquisition strategy, (iii) investments and new product development, and (iv) growth opportunities related to awarded business. Forward-looking statements may be identified by the words “will,” “may,” “designed to,” “believes,” “plans,” “expects,” “continue,” and similar words and expressions. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other factors:

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
PART I

ITEM 1.	BUSINESS
The Company
      Founded in 1965, the Company is a leading, technology driven, independent designer and manufacturer of highly engineered electrical and electronic components, modules and systems for the automotive, medium-and heavy-duty truck, agricultural and off-highway vehicle markets. Our custom-engineered products are predominantly sold on a sole-source basis and consist of application-specific control devices, sensors, vehicle management electronics and power and signal distribution systems. These products comprise the elements of every vehicle’s electrical system, and individually interface with a vehicle’s mechanical and electrical systems to (i) activate equipment and accessories, (ii) display and monitor vehicle performance and (iii) control and distribute electrical power and signals. Our products improve the performance, safety, convenience and environmental monitoring capabilities of our custom-

ers’ vehicles. As such, the growth in many of the product areas in which we compete is driven by the increasing consumer desire for safety, security and convenience coupled with the need for original equipment manufacturers (“OEM”) to meet safety requirements in addition to the general trend of increased electrical and electronic content per vehicle. Our technology and our partnership-oriented approach to product design and development enables us to develop next-generation products and to be a leader in the transition from mechanical-based components and systems to electrical and electronic components, modules and systems.
Products
      The Company conducts its business in two reportable segments: Vehicle Management & Power Distribution and Control Devices. As a result of the change in the Company’s executive management in 2004, the Company changed its strategic growth initiative and is now focused on the design and development of highly engineered products by four operating segments. Under the provisions of Statement of Accounting Standard (SFAS) 131, “Disclosures about Segments of an Enterprise and Related Information,” two of these four operating segments are aggregated for reporting purposes into the Company’s Vehicle Management & Power Distribution reportable segment and two are aggregated into the Company’s Control Devices reportable segment. The core products of the Vehicle Management & Power Distribution reportable segment include vehicle electrical power and distribution systems and electronic instrumentation and information display products. The core products of the Control Devices reportable segment include electronic and electrical switches, actuation devices, sensors and information display products. The Company designs and manufactures the following vehicle parts:
      Vehicle Management & Power Distribution. The Vehicle Management & Power Distribution reportable segment produces electronic instrument clusters, electronic control units, driver information systems and electrical distribution systems, primarily wiring harnesses and connectors for electrical power and signal distribution. These products collect, store and display vehicle information such as speed, pressure, maintenance data, trip information, operator performance, temperature, distance traveled and driver messages related to vehicle performance. In addition, power distribution systems regulate, coordinate and direct the operation of the entire electrical system within a vehicle compartment. These products use state-of-the-art hardware, software and multiplexing technology and are sold principally to the medium- and heavy-duty truck, agricultural and off-highway vehicle markets.
      Control Devices. The Control Devices reportable segment produces products that monitor, measure or activate a specific function within the vehicle. Product lines included within the Control Devices reportable segment are electronic and electromechanical switches, control actuation devices, sensors and driver information systems. Switches transmit a signal that activate specific functions. Hidden switches are not typically seen by vehicle passengers, but are used to activate or deactivate selected functions. Customer activated switches are used by a vehicle’s operator or passengers to manually activate headlights, rear defrosters and other accessories. The Company designs and manufactures electromechanical actuator products that enable users to deploy power functions in a vehicle and can be designed to integrate switching and control functions. Sensor products are employed in most major vehicle systems, including the emissions, safety, powertrain, braking, climate control, and steering and suspension systems. The Company sells these products principally to the automotive market.

      The following table presents the Company’s core product lines by reportable segment, as a percentage of net sales:

	For the Years Ended
	December 31,

	2004	2003	2002

Vehicle Management & Power Distribution:
Vehicle electrical and power distribution systems	28%	25%	23%
Electronic instrumentation and information display products	20	17	15

	48%	42%	38%

Control Devices:
Actuator and sensor products	27%	31%	36%
Switch and position sensor products	25	27	26

	52%	58%	62%

See Note 12 to the Company’s consolidated financial statements for more information on the Company’s reportable segments and financial information about geographic areas.
Production Materials
      The principal raw production materials used in both reportable segments in connection with the Company’s manufacturing processes primarily include: wire, cable, resins, printed circuit boards, metal stamping and certain electrical components such as microprocessors, memories, resistors, capacitors, fuses, relays and connectors. The Company purchases such materials pursuant to both annual contract and spot purchasing methods. Such materials are readily available from multiple sources, but the Company generally establishes collaborative relationships with a qualified supplier for each of its key production materials in order to lower costs and enhance service and quality.
Patents and Intellectual Property
      Both of the Company’s reportable segments maintain and have pending various U.S. and foreign patents and other rights to intellectual property relating to its business, which the Company believes are appropriate to protect the Company’s interests in existing products, new inventions, manufacturing processes and product developments. The Company does not believe any single patent is material to its business, nor would the expiration or invalidity of any patent have a material adverse effect on its business or its ability to compete. The Company is not currently engaged in any material infringement litigation, nor are there any material infringement claims pending by or against the Company.
Industry Cyclicality and Seasonality
      The markets for both reportable segments of the Company’s products have historically been cyclical. Because the Company’s products are used principally in the production of vehicles for the automotive, medium- and heavy-duty truck, agricultural and off-highway vehicle markets, its sales, and therefore its results of operations, are significantly dependent on the general state of the economy and other factors, which affect these markets. A decline in automotive, medium- and heavy-duty truck, agricultural and off-highway vehicle production of the Company’s principal customers could adversely impact the Company. Approximately 46%, 53% and 57% of the Company’s net sales in 2004, 2003 and 2002, respectively, were made to the automotive market. Approximately 54%, 47% and 43% of the Company’s net sales in 2004, 2003 and 2002, respectively, were derived from the medium- and heavy-duty truck, agricultural and off-highway vehicle markets.

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
      The following table presents the Company’s major customers, as a percentage of net sales:

	For the Years Ended
	December 31,

	2004	2003	2002

Customer:
International	21%	17%	13%
DaimlerChrysler	11	11	13
Volvo	8	7	6
Ford	7	9	10
General Motors	7	9	10
Deere	6	5	6
Other	40	42	42

Total	100%	100%	100%

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
Competition
      Markets for the Company’s products in both reportable segments are highly competitive. The principal methods of competition are quality, service, price, timely delivery and technological innovation. The Company competes for new business both at the beginning of the development of new models and upon the redesign of existing models. New model development generally begins two to five years before the marketing of such models to the public. Once a supplier has been selected to provide parts for a new program, an OEM usually will continue to purchase those parts from the selected supplier for the life of the program, although not necessarily for any model redesigns.

      Our diversity in products creates a wide range of competitors, which vary depending on both market and geographic location. The Company competes successfully based on its strong customer relations and a fast and flexible organization that develops technically effective solutions at or below target price.
Product Development
      Research and development within the Company is largely product development oriented and consists primarily of applying known technologies to customer generated problems and situations. The Company works closely with its customers to creatively solve problems using innovative technologies. The vast majority of the Company’s development expenses are related to customer-sponsored programs where the Company is involved in designing custom-engineered solutions for specific applications or for next-generation technology. To further the Company’s vehicle platform penetration, it has also developed collaborative relationships with the design and engineering departments of its key customers. These collaborative efforts have resulted in the development of new and complimentary products and the enhancement of existing products.
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
      The Company uses efficient and quality oriented work processes to address its customers’ high standards. The Company’s product development technical resources include a full compliment of computer-aided design and engineering (“CAD/ CAE”) software systems, including (i) virtual three-dimensional modeling, (ii) functional simulation and analysis capabilities and (iii) data links for rapid prototyping. These CAD/ CAE systems enable the Company to expedite product design and the manufacturing process to shorten the development time and ultimately time to market.
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
      The Company has invested, and will continue to invest in technology to develop new products for its customers. Research and development costs incurred in connection with the development of new products and manufacturing methods, to the extent not recoverable from the customer, are charged to selling, general and administrative expenses, as incurred. Such costs amounted to approximately $36.1 million, $28.7 million and $25.3 million for 2004, 2003 and 2002, respectively, or 5.3%, 4.7% and 4.0% of net sales for these periods.
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

Employees
      As of December 31, 2004, the Company had approximately 6,000 employees, approximately 1,600 of whom were salaried and the balance of whom were paid on an hourly basis. The Company’s employees are not represented by a union except for certain employees located in Mexico, Sweden, and the United Kingdom. The Company believes that its relations with its employees are good.
Available Information
      The Company makes available, free of charge through its web site (www.stoneridge.com), its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, and other filings with the Securities and Exchange Commission (“SEC”), as soon as reasonably practicable after they are filed with the SEC. The Company’s Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers, Whistleblower Policy and Procedures and the charters of the Board of Director’s Audit, Compensation and Nominating and Corporate Governance Committees are posted on the Company’s website. Written copies of these documents will be available to any shareholder upon request. Requests should be directed to Investor Relations.
Executive Officers of the Registrant
      Each executive officer of the Company is appointed by the Board of Directors, serves at its pleasure and holds office until a successor is appointed, or until the earlier of death, resignation or removal. The Board of Directors generally appoints executive officers annually. The executive officers of the Company are as follows:

Name	Age	Position

D.M. Draime	71	Chairman of the Board of Directors and Assistant Secretary
Gerald V. Pisani	64	President, Chief Executive Officer and Director
Edward F. Mosel	55	Executive Vice President and Chief Operating Officer
Joseph M. Mallak	39	Vice President, Chief Financial Officer and Treasurer
Thomas A. Beaver	51	Vice President of Global Sales and Systems Engineering
Michael J. Bagby	62	Vice President and General Manager of the Alphabet Group
Andrew M. Oakes	46	Vice President and General Manager of the Actuator and Sensor Products Group
Mark J. Tervalon	38	Vice President and General Manager of the Stoneridge Electronics Group
Vincent F. Suttmeier	47	Vice President and General Manager of the Switch and Sensor Products Group
Avery S. Cohen	68	Secretary and Director
      D.M. Draime, Chairman of the Board of Directors and Assistant Secretary. Mr. Draime, founder of the Company, has served as Chairman of the Board of Directors of the Company and its predecessors since 1965. Mr. Draime served as Interim President and Chief Executive Officer from January 2004 to May 2004, when Gerald V. Pisani was named as President and Chief Executive Officer.
      Gerald V. Pisani, President, Chief Executive Officer and Director. Mr. Pisani has served as Vice President of the Company since 1989 and President of the Stoneridge Engineered Products Group since 1992. Mr. Pisani became the Company’s Chief Operating Officer in December 2003 and the Company’s President and Chief Executive Officer in May 2004.

      Edward F. Mosel, Executive Vice President and Chief Operating Officer. Mr. Mosel served as Vice President of Pollak Sales and Marketing from 1987 to 1993, Vice President and General Manager of Pollak Central Services from 1993 to 1995, and Vice President and General Manager of the Switch Products Division from 1996 to 2000, at which time he became Vice President and General Manager of the Switch and Sensor Products Group. Mr. Mosel became the Company’s Executive Vice President and Chief Operating Officer in June 2004.
      Joseph M. Mallak, Vice President, Chief Financial Officer and Treasurer. Mr. Mallak has served as Vice President, Chief Financial Officer and Treasurer of the Company since September 2004. Prior to his employment with the Company, Mr. Mallak served as Vice President and Division Chief Financial Officer for the Greenlee Group, a unit of Textron Inc., from 2002 to 2004. He held various executive financial positions with Wilson Leather from 1999 to 2002, he was the Corporate Controller for Century Aluminum Company from 1997 to 1999, and he held various financial positions for Ford Motor Company from 1987 to 1992.
      Thomas A. Beaver, Vice President of Global Sales and Systems Engineering. Mr. Beaver has served as Vice President of Sales and Systems Engineering of the Stoneridge Engineered Products Group from 1995 to 1999, and Vice President of Sales and Marketing from 2000 to 2004, when he became Vice President of Global Sales and Systems Engineering.
      Michael J. Bagby, Vice President and General Manager of the Alphabet Group. Mr. Bagby has served as Vice President of the Alphabet Group since 1990 and Vice President and General Manager of the Alphabet Group since 2000.
      Andrew M. Oakes, Vice President and General Manager of the Actuator and Sensor Products Group. Mr. Oakes served as General Manager of the Actuator Products Division from 1996 to 1997, and Vice President and General Manager of the Actuator Products Division from 1998 to 2001 when he became Vice President and General Manager of the Actuator and Sensor Products Group.
      Mark J. Tervalon, Vice President and General Manager of the Stoneridge Electronics Group. Mr. Tervalon served as Vice President and General Manager of Power — One, Inc. from 1998 to 2002 when he joined the Company as Vice President and General Manager of the Electronic Products Division. He became Vice President and General Manager of the Stoneridge Electronics Group in 2003.
      Vincent F. Suttmeier, Vice President and General Manager of the Switch and Sensor Products Group. Mr. Suttmeier served as Director of Operations, Compressor Controls at Texas Instruments, Inc. from 1996 to 1999 when he joined the Company as Vice President of the Switch Products Division in January 2000. He became Vice President and General Manager of the Switch Products Division in June 2000 and Vice President and General Manager of the Switch and Sensor Products Group in June 2004.
      Avery S. Cohen, Secretary and Director. Mr. Cohen has served as Secretary and a Director of the Company since 1988. Mr. Cohen is a partner in Baker & Hostetler LLP, a law firm which has served as general outside counsel for the Company since 1993 and is expected to continue to do so in the future.

ITEM 2.	PROPERTIES
      The Company currently owns or leases 19 manufacturing facilities, which together contain approximately 1.7 million square feet of manufacturing space. Of these manufacturing facilities, nine are owned or leased by the Company’s Vehicle Management & Power Distribution reportable segment and ten are owned or leased by the Company’s Control Devices reportable segment. The following table provides information regarding the Company’s facilities:

		Owned/	Square
Location	Use	Leased Status	Footage

Boston, Massachusetts	Manufacturing/ Division Office	Owned	133,000
Canton, Massachusetts	Manufacturing/ Division Office	Owned	130,000
El Paso, Texas	Manufacturing/ Warehouse	Leased	93,000
Lexington, Ohio	Manufacturing/ Division Office	Owned	146,992
Lexington, Ohio	Warehouse	Leased	15,000
Lexington, Ohio	Manufacturing	Owned	10,120
Novi, Michigan	Sales/ Engineering Office	Leased	9,400
Orwell, Ohio	Manufacturing	Owned	62,000
Portland, Indiana	Manufacturing	Owned	182,000
Sarasota, Florida	Manufacturing/ Division Office	Owned	125,000
Sarasota, Florida	Warehouse	Owned	9,000
Warren, Ohio	Corporate Office	Owned	7,500
Warren, Ohio	Division Office	Leased	24,570
Cheltenham, England	Manufacturing	Leased	51,336
Cheltenham, England	Manufacturing	Leased	39,983
Dundee, Scotland	Manufacturing/ Division Office	Leased	30,000
Madrid, Spain	Sales Office/ Warehouse	Leased	1,560
Mitcheldean, England	Manufacturing/ Division Office	Leased	74,790
Northampton, England	Manufacturing	Owned	40,667
Orebro, Sweden	Manufacturing	Leased	77,472
Bayonne, France	Sales Office/ Warehouse	Leased	4,573
Stockholm, Sweden	Engineering/ Division Office	Leased	16,100
Stuttgart, Germany	Sales/ Engineering Office	Leased	1,000
Tallinn, Estonia	Manufacturing	Leased	50,561
Chihuahua, Mexico	Manufacturing	Owned	135,447
Chihuahua, Mexico	Manufacturing	Leased	49,250
Juarez, Mexico	Manufacturing/ Division Office	Owned	178,000
Monclova, Mexico	Manufacturing	Leased	68,312
Shanghai, China	Sales/ Purchasing Office	Leased	100

ITEM 3.	LEGAL PROCEEDINGS
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
      On January 15, 2004, a judgment was entered against the Company in the District Court (365th Judicial District) in Maverick County, Texas. The plaintiffs alleged in their complaint that a Company fuel valve installed as a replacement part on a truck caused a fire after an accident resulting in a death. The plaintiffs are the parents of the decedent. The judgment entered against the Company was approximately $36.5 million. The Company denies its fuel valve contributed to the fire. The trial court denied a motion for a new trial and other relief. An appeal of this judgment has been filed. The Company believes that there are valid grounds to reverse the judgment on appeal. If successful, the appeal may alter or eliminate the amount of the existing judgment. While legal proceedings are subject to inherent uncertainty, the Company believes that it is reasonably possible that this award will be substantially altered or eliminated by the appellate court. Consequently, in the opinion of management and the Company’s legal counsel, it is not possible to estimate the outcome of such uncertainty at this time. The Company will record a provision for any liability in this case, if and at the time that management and counsel conclude a loss is probable. Based upon advice received from the Company’s legal counsel, the Company believes a loss resulting from this matter is not probable as of December 31, 2004. Even at full judgment, however, the Company’s exposure is significantly less than the $36.5 million mentioned above, as it has been mitigated with appropriate levels of insurance.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted to a vote of security holders during the fourth quarter of 2004.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
      On February 18, 2005, the Company had 22,784,662 Common Shares without par value, issued and outstanding, which were owned by approximately 275 shareholders of record, including Common Shares held in “streetname” by nominees who are record holders and approximately 1,400 beneficial owners.
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

      The Company’s Common Shares are traded on the New York Stock Exchange (“NYSE”) under the symbol SRI. High and low sales prices (as reported on the NYSE composite tape) for the Company’s Common Shares for each quarter during 2004 and 2003 are as follows:

	Quarter Ended	High	Low

2004	March 31	$17.97	$13.20
	June 30	$17.44	$14.02
	September 30	$17.19	$13.20
	December 31	$16.75	$12.73

2003	March 31	$15.55	$8.84
	June 30	$14.07	$9.50
	September 30	$17.29	$13.45
	December 31	$15.73	$12.28
      In October 1997, the Company adopted a Long-Term Incentive Plan for its employees and in May 2002, the Company adopted a Director Share Option Plan for its directors. Both plans were approved by the Company’s shareholders. Equity compensation plan information, as of December 31, 2004, is as follows:

	Number of securities to		Number of securities
	be issued upon the		remaining available for
	exercise of	Weighted-average	future issuance under
	outstanding share	exercise price of	equity compensation
	options	outstanding share options	plans(1)

Equity compensation plans approved by shareholders	828,850	$11.24	1,549,400
Equity compensation plans not approved by shareholders	—	$—	—

(1)	Excludes securities reflected in the first column, “Number of securities to be issued upon the exercise of outstanding share options.” Also excludes 100,350 restricted shares issued, 100,100 of which were outstanding, to key employees as of December 31, 2004. These restricted shares were issued pursuant to the Company’s Long-Term Incentive Plan.

ITEM 6.	SELECTED FINANCIAL DATA
      The following table sets forth selected historical financial data for the Company and should be read in conjunction with the consolidated financial statements and notes related thereto and other financial information included elsewhere herein. The selected historical data was derived from the Company’s consolidated financial statements.

	For the Years Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Statement of Operations Data:
Net sales:
Control Devices	$356,688	$354,925	$398,909	$370,817	$437,384
Vehicle Management & Power Distribution	349,375	273,325	257,742	225,790	239,468
Eliminations	(24,268)	(21,585)	(20,144)	(12,139)	(9,660)

Consolidated	$681,795	$606,665	$636,507	$584,468	$667,192

Gross profit(A)	$174,197	$156,030	$165,319	$135,082	$171,112
Operating (loss) income(B)	$(125,570)	$58,370	$74,320	$35,725	$76,506

(Loss) income before income taxes and cumulative effect of accounting change(B)(E)
Control Devices	$(148,366)	$48,067	$70,170	$41,496	$83,869
Vehicle Management & Power Distribution	27,968	13,738	8,364	(7,349)	(6,505)
Corporate Interest	(24,281)	(27,141)	(33,101)	(29,500)	(27,519)
Loss on Extinguishment of Debt	—	—	(5,771)	—	—
Other Corporate Activities	(4,477)	(3,644)	(7,344)	(751)	(3,051)

Consolidated	$(149,156)	$31,020	$32,318	$3,896	$46,794

(Loss) income before cumulative effect of accounting change(C)(E)	$(92,503)	$21,379	$21,056	$2,946	$32,709
Net (loss) income(C)(D)(E)	$(92,503)	$21,379	$(48,778)	$2,946	$32,709

Basic (loss) income before cumulative effect of accounting change per share	$(4.09)	$0.95	$0.94	$0.13	$1.46

Diluted (loss) income before cumulative effect of accounting change per share	$(4.09)	$0.94	$0.93	$0.13	$1.46

Basic net (loss) income per share	$(4.09)	$0.95	$(2.18)	$0.13	$1.46

Diluted net (loss) income per share	$(4.09)	$0.94	$(2.16)	$0.13	$1.46

Other Data:
Product development expenses	$36,145	$28,714	$25,332	$26,996	$26,750
Capital expenditures	23,917	26,382	14,656	23,968	28,720
Depreciation and amortization(F)	25,416	22,188	21,900	28,844	28,026

	For the Years Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Balance Sheet Data:
Working capital	$123,317	$72,832	$87,112	$47,889	$81,309
Total assets	474,578	573,001	564,461	664,267	690,329
Long-term debt, less current portion	200,052	200,245	248,918	249,720	296,079
Shareholders’ equity	155,605	243,406	215,902	259,607	262,186

(A)	Gross profit represents net sales less cost of goods sold.

(B)	The Company’s 2004 operating loss and loss before income taxes and cumulative effect of accounting change, includes a non-cash goodwill impairment charge of $183,450, which was recorded in the fourth quarter of 2004.

(C)	The Company’s 2004 net loss and related basic and diluted loss per share amounts include a non-cash goodwill impairment charge of $183,450 and a corresponding tax benefit of $63,699, which was recorded in the fourth quarter of 2004.

(D)	In accordance with the transition provisions of Statement of Financial Accounting Standard (SFAS) 142, “Goodwill and Other Intangible Assets,” the Company determined during 2002 that the carrying value of the Company’s goodwill exceeded its fair value. Effective January 1, 2002, the Company recorded a non-cash, after-tax impairment charge of $69,834 as a cumulative effect of accounting change.

(E)	During the second quarter of 2002, the Company recognized a non-cash, pre-tax loss on extinguishment of debt of $5,771, as the result of an early extinguishment of debt.

(F)	These amounts represent depreciation and amortization on fixed and certain intangible assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
      The Company is a leading, technology driven, independent designer and manufacturer of highly engineered electrical and electronic components, modules and systems for the automotive, medium- and heavy-duty truck, agricultural and off-highway vehicle markets.
      Intense competition, higher commodity costs and global excess capacity by the Company’s major customers were the most significant challenges experienced by the Company in 2004, and the Company expects that such challenges will continue in 2005. The Company continuously works to address these challenges by implementing a broad range of initiatives aimed to improve operating performance. These initiatives include further rationalization of manufacturing capacity, continued implementation of lean enterprise and Six Sigma programs, the shifting of production to low-cost locations and centralization of the purchasing function. The Company’s management team is focused on improving its operational efficiency while also adapting to the needs of customers and the market.
      The Company’s global expansion effort includes the joint venture with Minda Instruments LTD (Minda), a company based in India that manufactures electronic instrumentation equipment for passenger cars, commercial vehicles and agricultural equipment. This strategic alliance is an important component of the Company’s growth strategy, which includes establishing a presence in the emerging Asian markets. The Company also previously announced that it opened an international purchasing office in Shanghai, China, to improve its access to low-cost suppliers and establish a base for future business development in Asia. To continue offering its customers the highest quality, lowest cost products delivered globally, the Company also intends to expand existing capacity in global low cost locations.
      In connection with the change in executive leadership during 2004, the Company reevaluated its strategic growth initiative to emphasize the design and development of highly engineered products and deemphasize fully integrated systems, although such systems remain an important component of the Company’s growth strategy. This strategic redirection, along with sales and organizational realignment, was completed in the fourth quarter of 2004. Management believes that the Company’s value is driven by its technology and broad portfolio of highly engineered products and components that enhance the performance of its customers’ systems. As a result of this shift in philosophy, among other things, the Company recorded a pre-tax, non-cash goodwill impairment charge of $183.5 million in connection with the Company’s 1998 acquisition of Hi-Stat Manufacturing Company, Inc. This impairment charge was effective as of the fourth quarter of 2004 and came about during the Company’s annual impairment analysis, which is required by Statement of Financial Standard (SFAS) 142, “Goodwill and Other Intangible Assets.” See Note 2 of the Company’s consolidated financial statements for more information regarding this impairment charge.
      The Company recognized a net loss for the year ended December 31, 2004 of $92.5 million, or $4.09 per diluted share. This net loss includes the goodwill impairment charge described above. Excluding the goodwill impairment charge, net income would have been $27.2 million, or $1.19 per diluted share, for the year ended December 31, 2004, compared with $21.4 million, or $0.94 per diluted share, for 2003. The Company has provided this information regarding net income excluding the effects of the goodwill impairment charge recorded during the fourth quarter of 2004 because the Company believes that this non-GAAP financial measure is useful to both management and investors in their analysis of the Company’s financial performance when comparing 2004 results to prior periods.
      Significant factors inherent to the automotive industry that could affect the Company’s results in 2005 include its ability to recover commodity price increases from its customers, to implement planned productivity and cost reduction initiatives, to successfully integrate potential acquisitions, to successfully execute its planned restructuring program and to properly manage the impact of currency fluctuations on sales and operating income. The Company’s results in 2005 also depend on conditions in the automotive and commercial vehicle industries, which are generally dependent on U.S. and global economies.
Results of Operations
      The Company is organized based primarily on markets served and products produced. Under this organization structure, the Company’s operating segments have been aggregated into two reportable segments: Vehicle Management & Power Distribution and Control Devices. The Vehicle Management & Power Distribution reportable segment includes results of operations from the Company’s operations that primarily design and manufacture vehicle electrical power and distribution systems and electronic instrumentation products. The Control Devices reportable segment includes results of operations from the Company’s operations that primarily design and manufacture electronic and electrical switch products, actuator products, sensor products and information display products.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
      Net Sales. Net sales for each of the Company’s reportable segments, excluding intersegment sales, for the years ended December 31, 2004 and 2003 are summarized in the following table:

	For the Year Ended
	December 31,
			$ Increase/	% Increase/
	2004	2003	(Decrease)	(Decrease)

Control Devices	$353,892	$352,590	$1,302	0.4%
Vehicle Management & Power Distribution	327,903	254,075	73,828	29.1

Total Net Sales	$681,795	$606,665	$75,130	12.4%

      The increase in net sales for both of the Company’s reportable segments during 2004 was primarily attributable to an increase in commercial vehicle production partially offset by lower North American light vehicle production and price reductions. Net sales were also favorably impacted by foreign exchange rate fluctuations relative to the U.S. dollar, which increased sales by $13.5 million.
      Net sales by geographic location for the years ended December 31, 2004 and 2003 are summarized in the following table:

	For the Year Ended
	December 31,
			$ Increase/	% Increase/
	2004	2003	(Decrease)	(Decrease)

North America	$549,241	$492,565	$56,676	11.5%
Europe and Other	132,554	114,100	18,454	16.2

Total Net Sales	$681,795	$606,665	$75,130	12.4%

      North American sales accounted for 80.6% of total net sales in 2004 compared with 81.2% in 2003. The increase in North American sales was primarily attributable to increased sales to the commercial vehicle market, partially offset by a decrease in sales to the light vehicle market, and price reductions. Sales outside North America accounted for 19.4% of total sales in 2004 compared with 18.8% in 2003. The increase in net sales outside North America was primarily attributable to increased commercial vehicle production and also to favorable currency exchange rates, partially offset by a decrease in sales to the light vehicle market and price reductions.
      Cost of Goods Sold. Cost of goods sold for the year ended December 31, 2004 increased by $57.0 million, or 12.6%, to $507.6 million from $450.6 million in 2003. As a percentage of sales, cost of goods sold remained relatively flat at 74.4% in 2004 compared to 74.3% in 2003. Cost of goods sold includes primarily material, labor and manufacturing overhead costs. The Company was able to maintain its gross margin percentage despite the difficult operating environment due to management’s continued

focus on the Company’s lean production system utilizing Six Sigma principles. Among the significant challenges that threaten the Company’s gross margin going forward are continued pressure to reduce prices by its customers and higher raw material costs.
      The Company maintains a strong focus on ensuring its cost competitiveness in the marketplace. In light of this focus, the Company established a new manufacturing facility in Mexico in 2003 and began consolidating production facilities in the United Kingdom in 2004. The Company will continue to evaluate its cost structure on a product-by-product basis to determine the most competitive manufacturing locations for its products. In addition, the Company continues to pursue cost reduction initiatives, including the utilization of the Company’s lean production systems, which focus on Six Sigma principles. These initiatives are partially offset by a reduction in product selling prices.
      Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses increased by $18.7 million to $116.3 million for the year ended December 31, 2004 from $97.7 million in 2003. Included in SG&A expenses for the year ended December 31, 2004 and 2003 were product development expenses of $36.1 million and $28.7 million, respectively. The increase in SG&A expenses reflects increased investment in the Company’s product development activities, which are focused on occupant safety, chassis, driveline and instrument cluster products, and increased sales and marketing efforts. Sarbanes-Oxley implementation, especially compliance with Section 404 of the Sarbanes-Oxley Act of 2002, which relates to internal controls, and legal-related costs, also negatively affected SG&A during 2004. As a percentage of sales, SG&A expenses increased to 17.1% in 2004 from 16.1% in 2003.
      (Loss) Income Before Income Taxes. (Loss) income before income taxes, which is the primary profitability measure used by the Company’s chief operating decision maker, is summarized in the following table by reportable segment for the years ended December 31, 2004 and 2003.

	For the Year Ended
	December 31,
			$ Increase/
	2004	2003	(Decrease)

Control Devices	$(148,366)	$48,067	$(196,433)
Vehicle Management & Power Distribution	27,968	13,738	14,230
Corporate Interest	(24,281)	(27,141)	2,860
Other Corporate Activities	(4,477)	(3,644)	(833)

(Loss) Income Before Income Taxes	$(149,156)	$31,020	$(180,176)

      The loss before income taxes recognized at the Company’s Control Devices reportable segment was due to the goodwill impairment charge of $183.5 million recorded in the fourth quarter of 2004 after the Company performed its annual goodwill impairment analysis. The main factors that contributed to the goodwill impairment charge included an organizational realignment that was completed during the fourth quarter of 2004 as the result of the Company’s change in executive leadership and a realization that the anticipated growth of one of the business units included in the Control Devices reportable segment no longer justified the carrying value of its goodwill. Excluding the effect of the goodwill impairment charge, income before income taxes for the year ended December 31, 2004 decreased by $13.0 million at the Control Devices reportable segment to $35.1 million from $48.1 million, primarily as the result of price reductions, higher commodity costs, and increased product development activities.
      Income before income taxes for the year ended December 31, 2004 increased by $14.2 million at the Vehicle Management & Power Distribution reportable segment, primarily as the result of increased commercial vehicle production, offset by higher commodity costs and price reductions. This increase also includes a benefit due to favorable currency exchange rates.
      Income before income taxes for the year ended December 31, 2004 for North America decreased by $156.3 million to a loss of $135.0 million from income of $21.3 million for the corresponding period in 2003. Income before income taxes for the year ended December 31, 2004 outside North America decreased by $23.8 million to a loss of $14.1 million from income of $9.7 million for the corresponding period in 2003. The decrease in the Company’s worldwide profitability was primarily due to the non-cash, goodwill impairment charge recognized in 2004. The loss before income taxes reported by the Company was also due to the decrease in passenger car and light truck production as well as price reductions, higher commodity costs, and increased product development activities, offset by increased commercial vehicle production and favorable currency exchange rates.
      (Benefit) Provision for Income Taxes. The Company recognized a (benefit) provision for income taxes of $(56.7) million, or 38.0% of the pre-tax loss, and $9.6 million, or 31.1% of pre-tax income, for federal, state and foreign income taxes for the years ended December 31, 2004 and 2003, respectively. The effective tax rate for 2004 decreased primarily due to the tax benefit recognized on the loss. The rate decrease was marginally impacted by a reduction in state taxes, which was offset by a reduction in credits and the impact of the goodwill impairment charge.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002
      Net Sales. Net sales for each of our reportable segments, excluding intersegment sales, for the years ended December 31, 2003 and 2002 are summarized in the following table:

	For the Year Ended
	December 31,
			$ Increase/	% Increase/
	2003	2002	(Decrease)	(Decrease)

Control Devices	$352,590	$396,874	$(44,284)	(11.2)%
Vehicle Management & Power Distribution	254,075	239,633	14,442	6.0

Total Net Sales	$606,665	$636,507	$(29,842)	(4.7)%

      The decrease in net sales at the Company’s Control Devices reportable segment during 2003 was primarily attributable to reduced sales from an exited product line and lower North American light vehicle production. The increase in net sales at the Company’s Vehicle Management & Power Distribution reportable segment was predominately due to favorable currency exchange rates and increased content within the commercial vehicle market.
      Net sales by geographic location for the years ended December 31, 2003 and 2002 are summarized in the following table:

	For the Year Ended
	December 31,
			$ Increase/	% Increase/
	2003	2002	(Decrease)	(Decrease)

North America	$492,565	$534,807	$(42,242)	(7.9)%
Europe and Other	114,100	101,700	12,400	12.2

Total Net Sales	$606,665	$636,507	$(29,842)	(4.7)%

      North American sales accounted for 81.2% of total sales in 2003 compared with 84.0% in 2002. The decrease in North American sales was primarily due to the exited product line and lower North American light vehicle production. Sales outside North America accounted for 18.8% of total sales in 2003 compared with 16.0% in 2002. Favorable foreign exchange accounted for most of the increase in sales outside North America in 2003.
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

      The Company maintains a strong focus on ensuring its cost competitiveness in the marketplace. In light of this focus, the Company established a new manufacturing facility in Mexico. The Company will continue to evaluate its cost structure on a product-by-product basis to determine the most competitive manufacturing locations for its products. In addition, the Company continues to pursue cost reduction initiatives, including the utilization of the Company’s lean production systems, which focus on Six Sigma principles. These initiatives are partially offset by a reduction in product selling prices.
      Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses, including product development, increased by $6.7 million to $97.7 million for the year ended December 31, 2003 from $91.0 million in 2002. Included in SG&A expenses for the year ended December 31, 2003 and 2002 were product development expenses of $28.7 million and $25.3 million, respectively. As a percentage of sales, SG&A expenses increased to 16.1% in 2003 from 14.3% in 2002.
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
      Income Before Income Taxes and Cumulative Effect of Accounting Change. Income before income taxes and cumulative effect of accounting change, which is the primary profitability measure used by the Company’s chief operating decision maker, is summarized in the following table by reportable segment for the years ended December 31, 2003 and 2002.

	For the Year Ended
	December 31,
			$ Increase/
	2003	2002	(Decrease)

Control Devices	$48,067	$70,170	$(22,103)
Vehicle Management & Power Distribution	13,738	8,364	5,374
Corporate Interest	(27,141)	(33,101)	5,960
Loss on Extinguishment of Debt	—	(5,771)	5,771
Other Corporate Activities	(3,644)	(7,344)	3,700

(Loss) Income Before Income Taxes	$31,020	$32,318	$(1,298)

      The decrease in income before income taxes recognized at the Company’s Control Devices reportable segment was primarily due to reduced sales from an exited product line, lower North American light vehicle production, price reductions, increased design and development and selling and marketing expenses.
      The increase in income before income taxes at the Company’s Vehicle Management & Power Distribution reportable segment was primarily due to the increase in commercial vehicle production.
      Income before income taxes for the year ended December 31, 2003 for North America decreased by $1.0 million to $21.3 million from $22.3 million for the corresponding period in 2002. This decrease was primarily due to an exited product line and lower North American light vehicle production. Income before income taxes for the year ended December 31, 2003 outside North America decreased $0.3 million to $9.7 million from $10.0 million for the corresponding period in 2003.

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
      Cumulative Effect of Accounting Change, net of tax. In accordance with the transition provisions of SFAS 142, the Company completed the two-step transitional goodwill impairment analysis in 2002. As a result, the Company recorded as a cumulative effect of accounting change, a non-cash, after-tax charge of $69.8 million, to write off a portion of the carrying value of goodwill. The after-tax charge by reportable segment was $31.8 million for Vehicle Management & Power Distribution and $38.0 million for Control Devices. The Company performed an annual impairment test on goodwill during 2003 and no additional impairment was required to be recognized.
Liquidity and Capital Resources
      Net cash provided by operating activities was $48.3 million and $72.4 million for the years ended December 31, 2004 and 2003, respectively. The decrease in net cash from operating activities of $24.1 million was primarily due to an increase in accounts receivable and planned increases in inventory to satisfy customer requirements as the Company began consolidating manufacturing facilities in the United Kingdom and started up an operation in Mexico.
      Net cash used by investing activities was $19.9 million and $25.2 million for the years ended December 31, 2004 and 2003, respectively. This decrease is primarily due to the collection of a loan receivable from a joint venture in 2004.
      Net cash used by financing activities was $1.0 million and $51.7 million for the years ended December 31, 2004 and 2003, respectively. Cash used by financing activities in 2003 was primarily related to the reduction of the Company’s debt obligations. See Note 4 to the Company’s consolidated financial statements for information on the Company’s senior notes and credit agreement, including availability on the Company’s revolving facility.
      The Company has entered into foreign currency forward purchase contracts with a notional value of 58.4 million of Swedish krona to reduce exposure related to the Company’s krona denominated receivables and 2.0 million of British pounds to reduce exposure related to the Company’s pound denominated payables. The estimated fair value of these forward contracts at December 31, 2004, per quoted market sources, was $(1.1) million. These forward contracts are marked to market, with gains and losses recognized in the consolidated statement of operations. The Company’s foreign currency forward purchase contracts substantially offset losses and gains on the underlying foreign denominated receivables and payables. The Company does not use derivatives for speculative or profit-motivated purposes.
      As discussed in Note 10 to the Company’s condensed consolidated financial statements, a judgment was entered against the Company on January 15, 2004 whereby the plaintiffs alleged in their complaint that a Stoneridge fuel valve installed as a replacement part on a truck caused a fire after an accident resulting in a death. The company denies its fuel valve contributed to the fire. The judgment entered against the Company was approximately $36.5 million. An appeal of this judgment has been filed. While legal proceedings are subject to inherent uncertainty, the Company believes that it is reasonably possible that this award will be substantially altered or eliminated by the appellate court. Even at full judgment, however, the Company’s exposure is significantly less than the $36.5 million mentioned above, as it has been mitigated with appropriate levels of insurance.

      The following table summarizes the Company’s future cash outflows resulting from financial contracts and commitments, as of December 31, 2004. The Company’s $200.0 million senior notes are redeemable in May 2007 at 105.75.

		Less than			After
Contractual Obligations:	Total	1 Year	2– 3 Years	4– 5 Years	5 Years

Long-term debt	$200,161	$109	$52	$—	$200,000
Operating leases	28,114	5,480	9,492	5,627	7,515
Employee benefit plans	7,838	518	1,207	1,262	4,851

Total contractual obligations	$236,113	$6,107	$10,751	$6,889	$212,366

      Future capital expenditures are expected to be consistent with recent levels and future organic growth is expected to be funded through cash flows from operations. Management will continue to focus on reducing its weighted average cost of capital and believes that cash flows from operations and the availability of funds from the Company’s credit facilities and senior notes will provide sufficient liquidity to meet the Company’s future growth and operating needs. As outlined in Note 4 to the Company’s condensed consolidated financial statements, the Company has a revolving credit facility of which $96.2 million was available at December 31, 2004. The Company also has $52.3 million in available cash, and believes it will have access to the debt and equity markets should the need arise.
Critical Accounting Policies and Estimates
      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.
      On an ongoing basis, the Company evaluates estimates and assumptions used in its financial statements. The Company bases its estimates on historical experience and on various other factors that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.
      The Company believes the following are its “critical accounting policies” — those most important to the financial presentation and those that require the most difficult, subjective or complex judgments.
      Revenue Recognition and Sales Commitments — The Company recognizes revenues from the sale of products, net of actual and estimated returns, at the point of passage of title, which is generally at the time of shipment. The Company often enters into agreements with its customers at the beginning of a given vehicle’s expected production life. Once such agreements are entered into, it is the Company’s obligation to fulfill the customers’ purchasing requirements for the entire production life of the vehicle. These agreements are subject to renegotiation, which may affect product pricing.
      Warranty Reserves — The Company’s warranty reserve is established based on the Company’s best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. This estimate is based on historical trends of units sold and payment amounts, combined with the Company’s current understanding of the status of existing claims. Estimating the warranty reserve requires the Company to forecast the resolution of existing claims as well as expected future claims on products previously sold. While the Company believes that its warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable could differ materially from what will actually transpire in the future. The Company’s customers are increasingly seeking to hold suppliers responsible for product warranties, which could negatively affect the Company’s exposure to these costs.
      Bad Debts — The Company evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific allowance for doubtful accounts is recorded against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. Additionally, the Company reviews historical trends for collectibility in determining an estimate for its allowance for doubtful accounts. If economic circumstances change substantially, estimates of the recoverability of amounts due to the Company could be reduced by a material amount. The Company does not have collateral requirements with its customers.
      Inventory — Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for U.S. inventories and by the first-in, first-out (FIFO) or average cost method for non-U.S. inventories. Where appropriate, standard cost systems are utilized for purposes of determining cost and the standards are adjusted as necessary to ensure they approximate actual costs. Estimates of the lower of cost or market value of inventory are determined based upon current economic conditions, historical sales quantities and patterns and, in some cases, the specific risk of loss on specifically identified inventories.
      Goodwill — In connection with the adoption of SFAS 142, “Goodwill and Other Intangible Assets,” the Company discontinued its amortization of goodwill on January 1, 2002. In lieu of amortization, this standard requires that goodwill be tested for impairment as of the date of adoption, at least annually thereafter and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. See Note 2 to the Company’s consolidated financial statements for more information on the Company’s application of this accounting standard, including the valuation techniques used to determine the fair value of goodwill.
      Share-Based Compensation — Effective January 1, 2003, the Company adopted the fair value recognition provision of SFAS 123, “Accounting for Stock-Based Compensation” and adopted the disclosure requirements of SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS 123.” In accordance with SFAS 148, the Company has adopted the fair value recognition provisions on a prospective basis for awards granted, modified and settled subsequent to January 1, 2003. Option awards cliff-vest at the end of the vesting period, and compensation expense is recognized ratably over the vesting period on a straight-line basis. Restricted share awards vest over a period of one to three years and compensation expense is also recognized on a straight-line basis. See Note 2 to the Company’s consolidated financial statements for assumptions used to determine fair value.
Recently Issued Accounting Standards
      See Note 2 to the Company’s consolidated financial statements.
Inflation and International Presence
      Management believes that the Company’s operations have not historically been adversely affected by inflation; however, given the current economic climate and recent increases in certain commodity prices, management believes that a continuation of such price increases could significantly impact the Company’s profitability. By operating internationally, the Company is affected by the economic conditions of certain countries. Based on the current economic conditions in these countries, management believes the Company is not significantly exposed to adverse economic conditions.
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
      From time to time, the Company is exposed to certain market risks, primarily resulting from the effects of changes in interest rates. At December 31, 2004, however, all of the Company’s debt was fixed rate debt.

Commodity Price Risk
      The Company’s risk related to commodity prices has historically not been material; however, given the current economic climate and the recent increases in certain commodity costs, the Company currently is experiencing an increased risk particularly with respect to the purchase of copper, steel and resins. The Company is managing this risk through a combination of fixed-price agreements, staggered short-term contract maturities and commercial negotiations with its suppliers. The Company may also consider pursuing alternative commodities or alternative suppliers to mitigate this risk over a period of time. At this time, the Company does not intend to use financial instruments to mitigate this risk. The recent increases in certain commodity costs have negatively impacted the Company’s operating results, and a continuation of such price increases could significantly impact its profitability.
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
AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Stoneridge, Inc.
      We have audited the accompanying consolidated balance sheets of Stoneridge, Inc. (an Ohio Corporation) and Subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stoneridge, Inc. and Subsidiaries at December 31, 2004 and 2003 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      As explained in Note 2 to the consolidated financial statements, effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards (Statement) No. 123, “Accounting for Stock-Based Compensation,” under the prospective transition method in Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure; an Amendment to Statement No. 123.” Also explained in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement No. 142, “Goodwill and Other Intangible Assets.”
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Stoneridge, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
March 8, 2005

STONERIDGE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,

	2004	2003

ASSETS
Current Assets:
Cash and cash equivalents	$52,332	$24,142
Accounts receivable, less allowance for doubtful accounts of $3,891 and $2,904, for 2004 and 2003, respectively	100,615	89,161
Inventories, net	56,397	48,047
Prepaid expenses and other	12,993	10,420
Deferred income taxes	13,282	7,856

Total current assets	235,619	179,626

Property, Plant and Equipment, net	114,004	116,262
Other Assets:
Goodwill	65,176	248,626
Investments and other, net	24,979	28,487
Deferred income taxes	34,800	—

Total Assets	$474,578	$573,001

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$109	$417
Accounts payable	57,709	53,594
Accrued expenses and other	54,484	52,783

Total current liabilities	112,302	106,794

Long-Term Liabilities:
Long-term debt, net of current portion	200,052	200,245
Deferred income taxes	—	18,622
Other liabilities	6,619	3,934

Total long-term liabilities	206,671	222,801

Shareholders’ Equity:
Preferred shares, without par value, 5,000 authorized, none issued	—	—
Common shares, without par value, 60,000 authorized, 22,780 (net of 8 treasury shares) and 22,459 issued and outstanding at December 31, 2004 and 2003, respectively, with no stated value	—	—
Additional paid-in capital	145,764	143,535
Retained earnings	6,255	98,758
Accumulated other comprehensive income	3,586	1,113

Total shareholders’ equity	155,605	243,406

Total Liabilities and Shareholders’ Equity	$474,578	$573,001

The accompanying notes are an integral part of these consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Years Ended December 31,

	2004	2003	2002

Net Sales	$681,795	$606,665	$636,507
Costs and Expenses:
Cost of goods sold	507,598	450,635	471,188
Selling, general and administrative	116,317	97,660	90,999
Goodwill impairment charge	183,450	—	—

Operating (Loss) Income	(125,570)	58,370	74,320

Interest expense, net	24,456	27,651	34,616
Loss on extinguishment of debt	—	—	5,771
Other (income) expense, net	(870)	(301)	1,615

(Loss) Income Before Income Taxes and Cumulative Effect of Accounting Change	(149,156)	31,020	32,318

(Benefit) provision for income taxes	(56,653)	9,641	11,262

(Loss) Income Before Cumulative Effect of Accounting Change	(92,503)	21,379	21,056

Cumulative effect of accounting change, net of tax	—	—	(69,834)

Net (Loss) Income	$(92,503)	$21,379	$(48,778)

Basic Net (Loss) Income per Share:
(Loss) Income before cumulative effect of accounting change	$(4.09)	$0.95	$0.94
Cumulative effect of accounting change, net of tax	—	—	(3.12)

Basic net (loss) income per share	$(4.09)	$0.95	$(2.18)

Diluted Net (Loss) Income per Share:
(Loss) Income before cumulative effect of accounting change	$(4.09)	$0.94	$0.93
Cumulative effect of accounting change, net of tax	—	—	(3.09)

Diluted net (loss) income per share	$(4.09)	$0.94	$(2.16)

Basic Weighted Average Shares Outstanding	22,622	22,415	22,399

Diluted Weighted Average Shares Outstanding	22,622	22,683	22,627

The accompanying notes are an integral part of these consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,

	2004	2003	2002

OPERATING ACTIVITIES:
Net (loss) income	$(92,503)	$21,379	$(48,778)
Adjustments to reconcile net (loss) income to net cash provided by operating activities —
Depreciation and amortization	26,757	25,079	26,413
Deferred income taxes	(57,563)	8,799	12,408
Loss (gain) on sale of fixed assets	186	482	(136)
Equity (earnings) losses of unconsolidated subsidiaries	(1,639)	(1,276)	1,188
Share-based compensation expense	1,389	1,300	—
Goodwill impairment charge	183,450	—	—
Loss on extinguishment of debt	—	—	5,771
Cumulative effect of accounting change, net of tax	—	—	69,834
Changes in operating assets and liabilities —
Accounts receivable, net	(9,511)	(6,698)	14,845
Inventories	(6,386)	4,876	5,223
Prepaid expenses and other	(2,612)	707	9,508
Other assets	505	(556)	1,951
Accounts payable	2,596	8,274	(9,193)
Accrued expenses and other	3,607	9,988	6,591

Net cash provided by operating activities	48,276	72,354	95,625

INVESTING ACTIVITIES:
Capital expenditures	(23,917)	(26,382)	(14,656)
Proceeds from sale of fixed assets	1	1,212	311
Investment in joint venture and other	(702)	(3)	2
Collection of loan receivable from joint venture	4,695	—	—

Net cash used by investing activities	(19,923)	(25,173)	(14,343)

FINANCING ACTIVITIES:
Proceeds from issuance of senior notes	—	—	200,000
Extinguishment of revolving facility	—	—	(37,641)
Extinguishment of term debt	—	—	(226,139)
Net repayments under revolving credit facilities	—	—	(14,397)
Proceeds from long-term debt	—	—	100,000
Repayments of long-term debt	(524)	(52,095)	(65,030)
Share option activity	(380)	444	—
Other financing costs	(134)	—	(10,694)
Interest rate swap termination costs	—	—	(5,274)

Net cash used by financing activities	(1,038)	(51,651)	(59,175)

Effect of exchange rate changes on cash and cash equivalents	875	1,377	759

Net change in cash and cash equivalents	28,190	(3,093)	22,866
Cash and cash equivalents at beginning of period	24,142	27,235	4,369

Cash and cash equivalents at end of period	$52,332	$24,142	$27,235

Supplemental disclosure of cash flow information:
Cash paid for interest	$23,321	$25,675	$26,277

Cash paid (received) for income taxes	$4,536	$(5,322)	$(5,313)

The accompanying notes are an integral part of these consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

					Accumulated
	Number of	Number of	Additional		Other	Total
	Common	Treasury	Paid-In	Retained	Comprehensive	Shareholders’	Comprehensive
	Shares	Shares	Capital	Earnings	Income (Loss)	Equity	(Loss) Income

BALANCE, JANUARY 1, 2002	22,397	—	$141,506	$126,157	$(8,056)	$259,607

Net loss	—	—	—	(48,778)	—	(48,778)	$(48,778)
Exercise of share options	2	—	10	—	—	10	—
Other comprehensive income:
Minimum pension liability adjustments	—	—	—	—	(821)	(821)	(821)
Unrealized loss on marketable securities	—	—	—	—	(202)	(202)	(202)
Change in fair value of derivatives	—	—	—	—	1,014	1,014	1,014
Amortization of terminated derivatives	—	—	—	—	2,677	2,677	2,677
Currency translation adjustments	—	—	—	—	2,395	2,395	2,395

Comprehensive loss							$(43,715)

BALANCE, DECEMBER 31, 2002	22,399	—	141,516	77,379	(2,993)	215,902

Net income	—	—	—	21,379	—	21,379	$21,379
Exercise of share options	60	—	719	—	—	719	—
Share-based compensation expense	—	—	1,300	—	—	1,300	—
Other comprehensive income:
Minimum pension liability adjustments	—	—	—	—	(443)	(443)	(443)
Unrealized gain on marketable securities	—	—	—	—	121	121	121
Amortization of terminated derivatives	—	—	—	—	620	620	620
Currency translation adjustments	—	—	—	—	3,808	3,808	3,808

Comprehensive income							$25,485

BALANCE, DECEMBER 31, 2003	22,459	—	143,535	98,758	1,113	243,406

Net loss	—	—	—	(92,503)	—	(92,503)	$(92,503)
Exercise of share options	221	—	840	—	—	840	—
Issuance of restricted shares	100	8	—	—	—	—	—
Share-based compensation expense	—	—	1,389	—	—	1,389	—
Other comprehensive income:
Minimum pension liability adjustments	—	—	—	—	(2,224)	(2,224)	(2,224)
Unrealized gain on marketable securities	—	—	—	—	12	12	12
Currency translation adjustments	—	—	—	—	4,685	4,685	4,685

Comprehensive loss							$(90,030)

BALANCE, DECEMBER 31, 2004	22,780	8	$145,764	$6,255	$3,586	$155,605

The accompanying notes are an integral part of these consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

1.	Organization and Nature of Business
      Stoneridge, Inc. and its subsidiaries are independent designers and manufacturers of highly engineered electrical and electronic components, modules and systems for the automotive, medium- and heavy-duty truck, agricultural and off-highway vehicle markets.

2.	Summary of Significant Accounting Policies

Basis of Presentation
      The accompanying consolidated financial statements include the accounts of Stoneridge and its wholly-owned and majority-owned subsidiaries (collectively, the “Company”). Intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents
      The Company considers all short-term investments with original maturities of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value, due to the highly liquid nature and short-term duration of the underlying securities.

Accounts Receivable Concentrations
      Revenues are principally generated from the automotive, medium- and heavy-duty truck, agricultural and off-highway vehicle markets. Due to the nature of these industries, a significant portion of sales and related accounts receivable are concentrated in a relatively small number of customers. In 2004, the Company’s top four customers individually accounted for approximately 21%, 11%, 8% and 7% of net sales, while the top five customers accounted for 54% of net sales. In 2003, the Company’s top four customers individually accounted for approximately 17%, 11%, 9% and 9% of net sales, while the top five customers accounted for approximately 53% of net sales. In 2002, the Company’s top four customers individually accounted for 13%, 13%, 10% and 10% of net sales, while the top five customers accounted for 52% of net sales. Accounts receivable from the Company’s five largest customers aggregated approximately $65,319 and $51,240 at December 31, 2004 and 2003, respectively.

Inventories
      Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for approximately 67% and 68% of the Company’s inventories at December 31, 2004 and 2003, respectively, and by the first-in, first-out (FIFO) or average cost method for all other inventories. Inventory cost includes material, labor and overhead. Inventories consist of the following at December 31:

	2004	2003

Raw materials	$27,843	$24,577
Work in progress	11,685	10,277
Finished goods	17,956	13,903

	57,484	48,757
Less: LIFO reserve	(1,087)	(710)

	$56,397	$48,047

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)

Property, Plant and Equipment
      Property, plant and equipment are recorded at cost and consist of the following at December 31:

	2004	2003

Land and land improvements	$5,621	$5,677
Buildings and improvements	43,380	42,456
Machinery and equipment	130,067	115,095
Office furniture and fixtures	33,671	31,381
Tooling	62,421	55,628
Vehicles	599	589
Leasehold improvements	1,803	1,874

	277,562	252,700
Less: Accumulated depreciation	(163,558)	(136,438)

	$114,004	$116,262

      Depreciation is provided by both the straight-line and accelerated methods over the estimated useful lives of the assets. Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $25,137, $21,904 and $21,083, respectively. Depreciable lives within each property classification are as follows:

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

Goodwill and Other Intangible Assets
      Under Statement of Financial Accounting Standard (SFAS) 142, “Goodwill and Other Intangible Assets,” goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. The Company has determined that it has four reporting units and two of these reporting units have goodwill that was tested for impairment in accordance with the provisions of SFAS 142 as of the fourth quarter of 2004. The Company used a combination of valuation techniques, which included consideration of market-based approaches and an income approach, in determining the fair value of the Company’s applicable reporting units in the annual impairment test of goodwill. The Company believes that the combination of the valuation models provides a more appropriate valuation of the Company’s reporting units by taking into account different marketplace participant assumptions. The Company utilized market and income approaches, specifically the guideline company method (market), the transaction method (market), and the discounted cash flow method (income), in its estimates of fair value of the Company’s reporting units being tested and an equal weight was given to each of these three methods.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)
These methodologies were applied to the reporting units’ adjusted historical and projected financial performance. Earnings were emphasized in all three methods used. In addition, all three methods utilized market data in the derivation of a value estimate and are forward-looking in nature. The guideline company method and the transaction method utilized pricing multiples that are based on the market’s assessment of future performance, and the discounted cash flow method utilized a market-derived rate of return to discount anticipated performance.
      The initial impairment test indicated that the carrying value of one of the Company’s reporting units exceeded the corresponding fair value of the reporting unit. The implied fair value of goodwill in this reporting unit was then determined through the allocation of the fair value to the underlying assets and liabilities. As of the fourth quarter of 2004, the carrying value of the goodwill in this reporting unit, which is included in the Control Devices reportable segment, exceeded its implied fair value by $183.5 million. The corresponding write-down of goodwill to its fair value was reported as a component of operating loss in the accompanying consolidated statements of operations.
      This goodwill impairment charge resulted primarily from the Company’s change in its strategic growth initiative, and the resulting focus on the design and development of highly engineered products by four operating segments. This strategic redirection along with sales and organizational realignment was completed in the fourth quarter of 2004. Under the provisions of SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” two of these four operating segments are aggregated for reporting purposes into the Company’s Vehicle Management & Power Distribution reportable segment and two are aggregated into the Company Control Devices reportable segment. Factors contributing to the impairment charge include SFAS 142 provisions requiring the Company to test goodwill for impairment at a more disaggregated level due to the Company’s realignment into four operating segments, which also represent the Company’s reporting units for purposes of goodwill impairment testing.
      The change in the carrying value of goodwill by reportable segment during 2004 was as follows:

	Vehicle
	Management
	& Power	Control
	Distribution	Devices	Total

Goodwill at beginning of period	$—	$248,626	$248,626
Impairment charge	—	(183,450)	(183,450)

Goodwill at end of period	$—	$65,176	$65,176

      The Company had the following intangible assets subject to amortization at December 31:

	2004	2003

Patents:
Gross carrying amount	$2,779	$2,779
Less: Accumulated amortization	(1,801)	(1,522)

Net carrying amount	$978	$1,257

      Aggregate amortization expense on patents was $279 for the years ended December 31, 2004 and 2003, respectively. Estimated annual amortization expense is $279 for 2005 and 2006 and $210 for 2007 and 2008.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)

Accrued Expenses and Other Current Liabilities
      Accrued expenses and other current liabilities consist of the following at December 31:

	2004	2003

Compensation-related obligations	$15,957	$14,387
Insurance-related obligations	7,206	6,796
Income tax-related obligations	7,114	9,945
Warranty-related obligations	4,859	5,515
Other	19,348	16,140

	$54,484	$52,783

Income Taxes
      The Company accounts for income taxes using the provisions of SFAS 109, “Accounting for Income Taxes.” Deferred income taxes reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts. Future tax benefits are recognized to the extent that realization of such benefits is determined to be “more likely than not.”

Currency Translation
      The financial statements of foreign subsidiaries, where the local currency is the functional currency, are translated into U.S. dollars using exchange rates in effect at the end of the period for assets and liabilities and average exchange rates during each reporting period for the results of operations. Adjustments resulting from translation of financial statements are reflected as a component of accumulated other comprehensive income (loss). Foreign currency transactions are remeasured into the functional currency using translation rates in effect at the time of the transaction, with the resulting adjustments included in the results of operations.

Revenue Recognition and Sales Commitments
      The Company recognizes revenues from the sale of products, net of actual and estimated returns, at the point of passage of title, which is generally at the time of shipment. Actual and estimated returns are based on authorized returns and historical trends of sales returns. The Company often enters into agreements with its customers at the beginning of a given vehicle’s expected production life. Once such agreements are entered into, it is the Company’s obligation to fulfill the customers’ purchasing requirements for the entire production life of the vehicle. These agreements are subject to renegotiation, which may affect product pricing.

Bad Debts
      The Company evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific allowance for doubtful accounts is recorded against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. Additionally, the Company reviews historical trends for collectibility in determining an estimate for its allowance for doubtful accounts. If economic circumstances change substantially, estimates of the recoverability of amounts due to the Company could be reduced by a material amount. The Company does not have collateral requirements with its customers.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)

Warranty Reserves
      The Company’s warranty reserve is established based on the Company’s best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. The following is a reconciliation of the changes in the Company’s warranty reserve at December 31:

	2004	2003

Warranty reserve at beginning of period	$5,515	$4,248
Payments made	(4,177)	(3,388)
Costs recognized for warranties issued during the period	4,033	4,644
Changes in estimates for preexisting warranties	(512)	11

Warranty reserve at end of period	$4,859	$5,515

Product Development Expenses
      Expenses associated with the development of new products and changes to existing products are charged to expense as incurred. These costs amounted to $36,145, $28,714 and $25,332 in 2004, 2003 and 2002, respectively.

Share-Based Compensation
      At December 31, 2004, the Company had two share-based compensation plans, which are described more fully in Note 7. Prior to 2003, the Company accounted for employee share options granted under these plans using the intrinsic value method provisions of Accounting Principles Board Opinion No. (APB) 25, “Accounting for Stock Issued to Employees,” and related interpretations. No share-based employee compensation cost was recognized in 2002, as all options granted under these plans had an exercise price equal to the market value of the underlying common shares on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” prospectively to all employee awards granted, modified or settled after January 1, 2003, under the disclosure provisions of SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS 123.” Option awards under the Company’s plans cliff-vest over periods ranging from one to five years, and compensation expense is recognized on a straight-line basis. Restricted share awards vest over a period of one to three years and compensation expense is also recognized on a straight-line basis. Because the Company adopted the fair value recognition provisions of SFAS 123 on a prospective basis, the cost related to share-based employee compensation recognized in 2004 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards granted since the original effective date of

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)
SFAS 123. The following table illustrates the effect on net (loss) income and net (loss) income per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	For the Years Ended December 31,

	2004	2003	2002

Net (loss) income, as reported	$(92,503)	$21,379	$(48,778)
Add: Share-based employee compensation expense included in reported net income, net of related tax effects	868	810	—
Deduct: Total share-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(906)	(1,306)	(1,347)

Pro forma net (loss) income	$(92,541)	$20,883	$(50,125)

Net (loss) income per share:
Basic — as reported	$(4.09)	$0.95	$(2.18)
Basic — pro forma	$(4.09)	$0.93	$(2.24)

Diluted — as reported	$(4.09)	$0.94	$(2.16)
Diluted — pro forma	$(4.09)	$0.92	$(2.22)
      The fair value of options granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2004	2003	2002

Risk-free interest rate	1.43%	1.75% — 2.05%	4.71%
Expected dividend yield	0.00%	0.00%	0.00%
Expected lives	1.0 year	3.0 years	7.5 years
Expected volatility	35.18%	46.52% — 46.59%	59.47%
      The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions including expected share price volatility and expected option lives.
      The fair value of restricted shares granted was calculated using the market value of the shares on the date of issuance.

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

Accounting Estimates
      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)
assets and liabilities, including certain self-insured risks and liabilities, disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Because actual results could differ from those estimates, the Company revises its estimates and assumptions as new information becomes available.

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

	For the Years Ended December 31,

	2004	2003	2002

Basic weighted average shares outstanding	22,622,188	22,414,759	22,399,311
Effect of dilutive securities	—	267,826	227,689

Diluted weighted average shares outstanding	22,622,188	22,682,585	22,627,000

      Diluted net loss per share for 2004, as reported in the Company’s Statements of Operations in accordance with SFAS 128, disregards the effect of potentially dilutive common shares, as a net operating loss causes dilutive shares to have an anti-dilutive effect.
      Options to purchase 225,000, 481,000 and 497,000 common shares at an average price of $16.56, $16.22 and $16.22 per share were outstanding at December 31, 2004, 2003 and 2002, respectively. These outstanding options were not included in the computation of diluted earnings per share because their respective exercise prices were greater than the average market price of common shares and, therefore, their effect would have been anti-dilutive.

Comprehensive (Loss) Income
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
      Balances of each after-tax component of accumulated other comprehensive income (loss), as reported in the Statement of Consolidated Shareholders’ Equity as of December 31, are as follows:

	2004	2003	2002

Currency translation adjustments	$7,143	$2,458	$(1,350)
Amortization of terminated derivatives	—	—	(620)
Minimum pension liability adjustments	(3,488)	(1,264)	(821)
Unrealized loss on marketable securities	(69)	(81)	(202)

	$3,586	$1,113	$(2,993)

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)

Impairment of Assets
      The Company reviews its long-lived assets and intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Except for the impairment of goodwill, no significant impairment charges were recorded in 2004, 2003 and 2002. Impairment would be recognized when events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. Measurement of the amount of impairment may be based on appraisal, market values of similar assets or estimated discounted future cash flows resulting from the use and ultimate disposition of the asset.

Accounting Standards
      In January 2003, the FASB issued interpretation (FIN) 46, “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51.” FIN 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. The provisions of FIN 46 were applicable immediately to all variable interest entities created after January 31, 2003. In December 2003, the FASB issued FIN 46R, “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51 (revised December 2003),” which includes significant amendments to previously issued FIN 46. Among other things, FIN 46R includes revised transition dates for public entities, which required the Company to adopt the provisions of FIN 46 as of March 31, 2004. The adoption of this interpretation did not impact the Company’s consolidated financial statements.
      In December 2003, the FASB revised SFAS 132 “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This statement revises employers’ disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS Nos. 87, 88 and 106. The revised SFAS requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. This Statement became effective for the year ended after June 15, 2004. The additional disclosure requirements are included in Note 8 to the Company’s consolidated financial statements.
      In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduced a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the benefit established by law. In May 2004, the FASB issued FASB Staff Position (FSP) FAS 106-2 (FAS 106-2), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003.” The FSP provides guidance on how to account for the federal subsidy. The Company adopted FAS 106-2 in 2004 and it did not have a material impact on the Company’s consolidated financial statements.
      In December 2004, the FASB issued SFAS 123R, “Share-Based Payment,” which requires all companies to measure compensation cost for all share-based payments (including employee share options) at fair value. This Statement becomes effective for interim period beginning after June 15, 2005. The Company adopted the fair-value provisions of SFAS 123 in 2003; therefore, this standard is not expected to have a material impact the Company’s consolidated financial statements.
      In November 2004, the FASB issued SFAS 151, “Inventory Costs,” as an amendment to ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage). This Statement requires that these items be recognized as current-period charges and requires the allocation of fixed production overheads

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)
to inventory based on the normal capacity of the production facilities. This Statement becomes effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS 151 to have a material impact on the Company’s consolidated financial statements.
      In December 2004, the FASB issued two FSP’s that provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 (the Act) that was signed into law in October 2004. The Act could affect how companies report their deferred income tax balances. The first FSP is FSP FAS 109-1 (FAS 109-1); the second is FSP FAS 109-2 (FAS 109-2). In FAS 109-1, the FASB concluded that the tax relief (special tax deduction for domestic manufacturing companies) from the Act should be accounted for as a “special deduction” instead of a tax rate reduction. The Company has reviewed FSP FAS 109-1. The Company has not issued financial statements that treat the “domestic manufacturing deduction” as a rate reduction. Therefore, FSP FAS 109-1 did not impact the Company’s financial statements for 2004. The Company will treat the domestic manufacturing deduction as a special deduction in financial statements issued for 2005 and forward. FAS 109-2 gives companies additional time to evaluate the effects of the Act on any plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109, “Accounting for Income Taxes.” However, companies must provide certain disclosures if it chooses to utilize the additional time granted by the FASB. The Company did not repatriate foreign earnings during 2004. It is management’s intent not to repatriate foreign earnings during 2005 and beyond. Therefore, no disclosure is required. These FSP’s, which were effective immediately, did not have a material impact on the Company’s consolidated financial statements.

Reclassifications
      Certain prior year amounts have been reclassified to conform to their 2004 presentation in the consolidated financial statements.

3.	Investments
      The Company has a 50% interest in PST Industria Eletronica da Amazonia Ltda. (PST), a Brazilian electronic components business that specializes in electronic vehicle security devices. The investment is accounted for under the equity method of accounting. The Company’s investment in PST was $15,323 and $13,309 at December 31, 2004 and 2003, respectively. The Company had a note receivable with PST of $1,148 and $5,843, as of December 31, 2004 and 2003, respectively. A significant portion of the note receivable was paid back to the Company in 2004. Equity earnings (losses) of PST of $1,677, $1,288 and $(763) for the years ended December 31, 2004, 2003 and 2002, respectively, were classified as other income (expense) in the consolidated statements of operations.
      The Company has a 20% interest in Minda Instruments LTD (Minda), a company based in India that manufactures electronic instrumentation equipment for the automotive and truck markets. The investment is accounted for under the equity method of accounting. The Company’s investment in Minda was $781 at December 31, 2004. Equity earnings of Minda of $21, for the year ended December 31, 2004 were classified as other income in the consolidated statements of operations.

4.	Long-Term Debt
      On May 1, 2002, the Company issued $200.0 million aggregate principal amount of senior notes. The $200.0 million notes bear interest at an annual rate of 11.50% and mature on May 1, 2012. The senior notes are redeemable in May 2007 at 105.75. Interest is payable on May 1 and November 1 of

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)
each year. On July 1, 2002, the Company completed an exchange offer of the senior notes for substantially identical notes registered under the Securities Act of 1933.
      In conjunction with the issuance of the senior notes, the Company also entered into a new $200.0 million credit agreement with a bank group. The credit agreement had the following components: a $100.0 million revolving facility (of which $96.2 million was available at December 31, 2004, after consideration of outstanding letters of credit), which includes a $10.0 million swing line facility, and a $100.0 million term facility. The revolving facility expires on April 30, 2008 and requires a commitment fee of 0.375% to 0.500% on the unused balance. The revolving facility permits the Company to borrow up to half its borrowings in specified foreign currencies. Interest is payable quarterly at either (i) the prime rate plus a margin of 0.25% to 1.25% or (ii) LIBOR plus a margin of 1.75% to 2.75%, depending upon the Company’s ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA), as defined. Interest on the swing line facility is payable monthly at the quoted overnight borrowing rate plus a margin of 1.75% to 2.75%, depending upon the Company’s ratio of consolidated total debt to consolidated EBITDA, as defined. The Company prepaid the entire outstanding balance of the term facility during 2003.
      The weighted average interest rate in effect for the years ended December 31, 2004, 2003 and 2002 was approximately 11.50%, 10.24% and 9.53%, respectively, including the effects of the interest rate swap agreements.
      Long-term debt consisted of the following at December 31:

	2004	2003

11 1/2% Senior notes, due 2012	$200,000	$200,000
Other	161	662

	200,161	200,662
Less: Current portion	109	417

	$200,052	$200,245

      The credit agreement contains various covenants that require, among other things, the maintenance of certain specified ratios of consolidated total debt to consolidated EBITDA, interest coverage and fixed charge coverage. Restrictions also include limits on capital expenditures, operating leases and dividends. The Company was in compliance with all covenants at December 31, 2004.
      Future maturities of long-term debt at December 31, 2004 are as follows:

2005	$109
2006	52
2007	—
2008	—
2009	—
Thereafter	200,000

$200,161

5.	Income Taxes
      The provisions for income taxes on income before cumulative effect of accounting change included in the accompanying consolidated financial statements represent federal, state and foreign income

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)
taxes. The components of (loss) income before income taxes and the provision for income taxes before cumulative effect of accounting change consists of the following:

	For the Years Ended December 31,

	2004	2003	2002

(Loss) income before income taxes and cumulative effect of accounting change
Domestic	$(161,275)	$21,305	$30,137
Foreign	12,119	9,715	2,181

	$(149,156)	$31,020	$32,318

Income tax (benefit) provision
Current:
Federal	$(3,638)	$(2,082)	$(2,339)
State and foreign	4,548	3,430	2,820

	910	1,348	481

Deferred:
Federal	(64,981)	7,130	10,186
State and foreign	7,418	1,163	595

	(57,563)	8,293	10,781

	$(56,653)	$9,641	$11,262

      A reconciliation of the Company’s effective income tax rate to the statutory federal tax rate for is as follows:

	2004	2003	2002

Statutory U.S. federal income tax rate	(35.0)%	35.0%	35.0%
State income taxes, net of federal tax benefit	(0.7)	1.2	2.8
Tax credits	(1.2)	(2.6)	(2.3)
Goodwill amortization	1.3	—	—
Tax benefit for export sales	(0.4)	(3.1)	(6.0)
Foreign rate differential	(1.8)	(2.6)	1.0
Other	(0.2)	3.2	4.3

Effective income tax rate	(38.0)%	31.1%	34.8%

      For the years ended December 31, 2004 and 2003, the Company’s effective tax rate decreased from 31.1% to (38.0)%. The effective tax rate for 2004 decreased primarily due to the tax benefit recognized on the loss. The rate decrease was marginally impacted by a reduction in state taxes which was offset by a reduction in credits and the impact of the goodwill impairment charge.
      Unremitted earnings of foreign subsidiaries were $20,538, $11,062 and $12,046 as of December 31, 2004, 2003 and 2002, respectively. Because these earnings have been indefinitely reinvested in foreign operations, no provision has been made for U.S. income taxes. It is impracticable to determine the amount of unrecognized deferred taxes with respect to these earnings; however, foreign tax credits should be available to reduce U.S. income taxes in the event of a distribution.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)
      Deferred tax assets and liabilities consisted of the following at December 31:

	2004	2003

Deferred tax assets:
Inventories	$1,868	$1,878
Employee benefits	1,445	2,281
Insurance	1,664	1,877
Depreciation and amortization	35,462	—
Net operating loss carryforwards	3,141	3,379
General business credit carryforwards	4,110	2,382
Other nondeductible reserves	9,880	6,929

Gross deferred tax assets	57,570	18,726
Valuation allowance	(5,813)	(2,557)

Net deferred tax assets	51,757	16,169

Deferred tax liabilities:
Depreciation and amortization	—	(26,241)
Other	(3,675)	(694)

Gross deferred tax liabilities	(3,675)	(26,935)

Net deferred tax asset (liability)	$48,082	$(10,766)

      The valuation allowance represents the amount of tax benefit related to a net operating loss and state deferred tax assets, which management believes are not likely to be realized.
      The Company has deferred tax assets for net operating loss carryforwards of $367, net of a valuation allowance of $2,774. These net operating losses relate to foreign tax jurisdictions with indefinite expiration dates. The Company has deferred tax assets for general business credit carryforwards of $4,110. The general business credit carryforwards expire beginning in 2021 through 2024.

6.	Operating Lease Commitments
      The Company leases equipment, vehicles and buildings from third parties under operating lease agreements.
      D.M. Draime, Chairman of the Company, is a 50% owner of Hunters Square, Inc. (“HSI”), an Ohio corporation, which owns Hunters Square, an office complex and shopping mall located in Warren, Ohio. The Company leases office space in Hunters Square. The Company pays all maintenance, tax and insurance costs related to the operation of the office. Lease payments made by the Company to HSI were $301, $301 and $357 in 2004, 2003 and 2002, respectively. The lease terminates in December 2009. The Company believes the terms of the lease are no less favorable to it than would be the terms of a third-party lease.
      For the years ended December 31, 2004, 2003 and 2002, lease expense totaled $6,455, $6,874 and $7,142, including related party lease expense of $301, $451 and $509, respectively.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)
      Future minimum operating lease commitments at December 31, 2004 are as follows:

	Third	Related
	Party	Party

2005	$5,138	$342
2006	4,784	342
2007	4,024	342
2008	2,873	342
2009	2,070	342
Thereafter	7,515	—

	$26,404	$1,710

7.	Share-Based Compensation Plans
      In October 1997, the Company adopted a Long-Term Incentive Plan (the Incentive Plan). The Company has reserved 2,500,000 Common Shares for issuance to key management level employees under the Incentive Plan. Under the Incentive Plan, the Company has granted cumulative options to purchase 1,594,500 Common Shares to management with exercise prices equal to the fair market value of the Company’s Common Shares on the date of grant. The options issued cliff-vest ratably from one to five years after the date of grant. Under the Incentive Plan, the Company has also granted 108,400 restricted shares to management with a compensation value equal to the market value on the date of issuance. The restricted shares issued vest over a one to three-year period. Restricted shares awarded under the Incentive Plan entitle the shareholder to all the rights of Common Share ownership except that the shares may not be sold, transferred, pledged, exchanged, or otherwise disposed of during the restriction period.
      In May 2002, the Company adopted a Director Share Option Plan (the Director Plan). The Company has reserved 500,000 Common Shares for issuance under the Director Plan. Under the Director Plan, the Company has granted cumulative options to purchase 146,000 Common Shares to directors of the Company with exercise prices equal to the fair market value of the Company’s Common Shares on the date of grant. The options granted cliff-vest one year after the date of grant.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)
      Information relating to the Company’s outstanding share options is as follows:

			Weighted-
	Share	Exercise	Average
	Options	Prices	Exercise Price

Outstanding at December 31, 2001	936,500	5.13-17.50	12.03
Granted in 2002	317,000	7.93	7.93
Forfeited in 2002	(21,500)	5.13-17.50	13.51
Exercised in 2002	(2,000)	5.13	5.13

Outstanding at December 31, 2002	1,230,000	5.13-17.50	10.96
Granted in 2003	338,000	10.39-11.64	10.48
Forfeited in 2003	(18,500)	5.13-17.50	12.98
Exercised in 2003	(59,400)	5.13-14.72	7.47

Outstanding at December 31, 2003	1,490,100	5.13-17.50	11.00
Granted in 2004	60,000	15.73	15.73
Forfeited in 2004	(261,250)	10.39-17.50	17.24
Exercised in 2004	(460,000)	5.13-14.72	7.51

Outstanding at December 31, 2004	828,850	5.13-17.50	11.24

      Of the options issued and outstanding under both the Incentive Plan and the Director Plan, 564,100, 833,100 and 587,000 were exercisable as of December 31, 2004, 2003 and 2002, respectively. The weighted-average exercise price of options exercisable at the end of the year was $11.08, $12.15 and $15.40 per share at December 31, 2004, 2003 and 2002, respectively. The weighted-average fair value of options granted during the year were $2.28, $5.39 and $6.37 per share at December 31, 2004, 2003 and 2002, respectively.

	Options Outstanding
				Options Exercisable
		Weighted-
	Share	Average	Weighted-		Weighted-
	Options	Remaining	Average	Shares	Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$5.13	98,000	6 years	$5.13	98,000	$5.13
$7.82 — $8.40	223,600	6 years	$8.02	221,100	$8.03
$10.39 — $11.64	228,250	8 years	$10.53	26,000	$11.64
$14.72 — $15.73	114,000	7 years	$15.25	54,000	$14.72
$16.44 — $17.50	165,000	3 years	$17.44	165,000	$17.44

	828,850	6 years	$11.24	564,100	$11.08

      During 2004, 108,400 restricted shares were issued with a one to three-year restriction period at market prices ranging from $13.68 to $16.89. At December 31, 2004, the weighted-average grant-date fair value of restricted shares awarded by the Company was $15.15. At December 31, 2004, 100,100 restricted shares were outstanding.

8.	Employee Benefit Plans
      The Company has certain defined contribution profit sharing and 401(k) plans covering substantially all of its employees. Company contributions are generally discretionary; however, a portion of these

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)
contributions is based upon a percentage of employee compensation, as defined in the plans. The Company’s policy is to fund all benefit costs accrued. For the years ended December 31, 2004, 2003 and 2002, expenses related to these plans amounted to $4,134, $3,757 and $345, respectively.
      The Company has a single defined benefit pension plan that covers certain employees in the United Kingdom and a single postretirement benefit plan that covers certain employees in the U.S. The following table sets forth the benefit obligation, fair value of plan assets, and the funded status of the Company’s plans; amounts recognized in the Company’s financial statements; and the principal weighted average assumptions used:

	Pension Benefit Plan		Postretirement Benefit Plan

	2004	2003	2004	2003

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$15,170	$13,120	$1,983	$1,752
Service cost	73	490	98	98
Interest cost	879	800	95	109
Participant contributions	—	180	—	—
Curtailment	—	(1,945)	—	—
Actuarial loss (gain)	3,242	1,634	(284)	95
Benefits paid	(659)	(751)	(78)	(71)
Translation adjustments	1,280	1,642	—	—

Projected benefit obligation at end of year	$19,985	$15,170	$1,814	$1,983

Change in plan assets:
Fair value of plan assets at beginning of year	$13,564	$10,882	$—	$—
Actual return on plan assets	1,575	1,699	—	—
Employer contributions	37	245	78	71
Participant contributions	—	180	—	—
Benefits paid	(659)	(751)	(78)	(71)
Translation adjustments	1,042	1,309	—	—

Fair value of plan assets at end of year	$15,559	$13,564	$—	$—

Funded status	$(4,426)	$(1,606)	$(1,814)	$(1,983)
Unrecognized actuarial loss (gain)	4,982	2,106	(88)	197

Net amount recognized	$556	$500	$(1,902)	$(1,786)

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)

	Pension Benefit Plan		Postretirement Benefit Plan

	2004	2003	2004	2003

Amounts recognized in the consolidated balance sheet consist of:
Accrued liabilities	$(4,426)	$(1,606)	$(1,902)	$(1,786)
Accumulated other comprehensive income	4,982	2,106	—	—

Net amount recognized	$556	$500	$(1,902)	$(1,786)

Weighted average assumptions used to determine benefit obligation at December 31:
Discount rate	5.30%	5.75%	5.75%	6.00%
Rate of increase to pensions in payments	3.00%	3.00%	N/A	N/A
Rate of future price inflation	2.75%	2.75%	N/A	N/A
Initial health care cost trend rate	N/A	N/A	12.00%	12.00%
Ultimate health care cost trend rate	N/A	N/A	6.00%	6.00%
Year that the ultimate trend rate is reached	N/A	N/A	2010	2010
Measurement date	12/31/04	12/31/03	12/31/04	12/31/03

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	5.75%	6.00%	6.00%	6.50%
Expected long-term return on plan assets	7.25%	7.25%	N/A	N/A
Rate of increase to compensation levels	N/A	3.25%	4.00%	4.00%
Rate of increase to pensions in payments	3.00%	3.00%	N/A	N/A
Rate of future price inflation	2.75%	2.25%	N/A	N/A
Initial health care cost trend rate	N/A	N/A	12.00%	10.00%
Ultimate health care cost trend rate	N/A	N/A	6.00%	5.50%
Year that the ultimate trend rate is reached	N/A	N/A	2010	2008
Measurement date	12/31/04	12/31/03	12/31/03	12/31/02
      The Company’s expected long-term return on plan assets assumption is based on a periodic review and modeling of the plan’s asset allocation and liability structure over a long-term horizon. Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling and are based on comprehensive reviews of historical data and economic/ financial market theory. The expected long-term rate of return on assets was selected from within the reasonable range of rates determined by (a) historical real returns, net of inflation, for the asset classes covered by the

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)
investment policy, and (b) projections of inflation over the long-term period during which benefits are payable to plan participants.
      Components of net periodic pension and postretirement benefit cost are as follows:

	Pension Benefit Plan			Postretirement Benefit Plan

	2004	2003	2002	2004	2003	2002

Service cost	$73	$490	$630	$98	$98	$69
Interest cost	879	800	735	95	109	98
Expected return on plan assets	(989)	(784)	(825)	—	—	—
Amortization of actuarial loss	55	180	—	—	—	—

Net periodic benefit cost	$18	$686	$540	$193	$207	$167

      The Company has one non-pension postretirement benefit plan. The healthcare portion of the plan is contributory, with participants’ contributions adjusted annually; the life insurance portion of the plan is noncontributory. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare portion. A 1% point change in assumed healthcare cost trend rates would have the following effects:

	1% Point	1% Point
	Increase	Decrease

Effect on total of service and interest cost components	$2	$(1)
Effect on postretirement benefit obligation	$28	$(26)
      In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. As of December 31, 2004, the Company recognized the effects of the Act in the measure of its projected and accumulated benefit obligation under its postretirement benefit plan in accordance with FSP FAS 106-2 and it did not have a material impact on the Company’s consolidated financial statements.
      The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Company’s defined benefit pension plan were $19,985, $19,985 and $15,559, respectively, as of December 31, 2004 and $15,170, $15,170 and $13,564, respectively, as of December 31, 2003.
      The Company’s defined benefit pension plan fair value weighted-average asset allocations at December 31 by asset category are as follows:

	2004	2003

Asset Category
Equity securities	78%	78%
Debt securities	21	21
Other	1	1

Total	100%	100%

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)
      The Company’s target asset allocation as of December 31, 2004, by asset category, is as follows:

Asset Category
Equity securities	75%
Debt securities	25%
      The Company’s investment policy for the defined benefit pension plan includes various guidelines and procedures designed to ensure assets are invested in a manner necessary to meet expected future benefits earned by participants. The investment guidelines consider a broad range of economic conditions. Central to the policy are target allocation ranges (shown above) by major asset categories. The objectives of the target allocations are to maintain investment portfolios that diversify risk through prudent asset allocation parameters, achieve asset returns that meet or exceed the plans’ actuarial assumptions, and achieve asset returns that are competitive with like institutions employing similar investment strategies. The Company and a designated third-party fiduciary periodically review the investment policy. The policy is established and administered in a manner so as to comply at all times with applicable government regulations.
      The Company expects to contribute $183 to its defined benefit pension plan in 2005. The following pension and postretirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension	Postretirement
	Benefit Plan	Benefit Plan

2005	$440	$78
2006	495	83
2007	550	79
2008	531	81
2009	568	82
2010 to 2014	4,396	455
      The provisions of SFAS 87, “Employers’ Accounting for Pensions,” require the Company to record an additional minimum liability for the defined benefit pension plan of $2,876 and $738 at December 31, 2004 and 2003, respectively. This liability represents the amount by which the accumulated benefit obligation exceeds the sum of the fair market value of plan assets and accrued amounts previously recorded. A corresponding charge was recorded as a component of accumulated other comprehensive income of $2,224 and $443, net of related tax benefits of $653 and $295, at December 31, 2004 and 2003, respectively.
      On December 31, 2003 the Company amended the defined benefit pension plan to eliminate the linkage between future service and salary derived plan benefits. The defined benefit plan will continue to provide certain life insurance and disability benefits to participants. Affected members of the plan, which numbered 159, were offered membership in the Company’s defined contribution plan. As a result of the curtailment, the projected benefit obligation of the plan was reduced by $1,945 in 2003.

9.	Fair Value of Financial Instruments
      A financial instrument is cash or a contract that imposes an obligation to deliver, or conveys a right to receive cash or another financial instrument. The carrying values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their fair value because of the short maturity of these instruments. The estimated fair value of the Company’s senior

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)
notes (fixed rate debt) at December 31, 2004, per quoted market sources, was $231.3 million and the carrying value was $200.0 million.
      The Company uses derivative financial instruments to reduce exposure to market risks resulting from fluctuations in interest rates (swaps) and currency rates (forward contracts). The Company does not enter into financial instruments for speculative or profit motivated purposes. Management believes that its use of these instruments to reduce risk is in the Company’s best interest. At December 31, 2004 and 2003, the Company had no outstanding interest rate swaps.
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

	For the Years Ended
	December 31,

	2003	2002

Amortization of terminated swap agreements, pre-tax	$991	$4,283
Tax effect	(372)	(1,606)

Amortization of terminated swap agreements, net of tax	$620	$2,677

Change in fair value of swap agreements, pre-tax	$—	$1,408
Tax effect	—	(394)

Change in fair value of swap agreements, net of tax	$—	$1,014

      As of December 31, 2003 these terminated swap agreements were fully amortized into income.
      The Company has entered into foreign currency forward purchase contracts with a notional value of 58.4 million of Swedish krona to reduce exposure related to the Company’s krona denominated receivables and 2.0 million of British pounds to reduce exposure related to the Company’s pound denominated payables. The estimated fair value of these forward contracts at December 31, 2004, per quoted market sources, was $(1.1) million. These forward contracts are marked to market, with gains and losses recognized in the consolidated statement of operations as a component of other income (expense). The Company’s foreign currency forward purchase contracts substantially offset losses and gains on the underlying foreign denominated receivables and payables.

10.	Commitments and Contingencies
      In the ordinary course of business, the Company is involved in various legal proceedings, workers’ compensation and product liability disputes. The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of operations, cash flows or the financial position of the Company.
      On January 15, 2004, a judgment was entered against the Company in the District Court (365th Judicial District) in Maverick County, Texas. The plaintiffs alleged in their complaint that a Company fuel valve installed as a replacement part on a truck caused a fire after an accident resulting in a death. The plaintiffs are the parents of the decedent. The judgment entered against the Company was approximately $36.5 million. The Company denies the claim that its fuel valve contributed to the fire. The trial

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)
court denied a motion for a new trial and other relief. An appeal of this judgment has been filed. The Company believes that there are valid grounds to reverse the judgment on appeal. If successful, the appeal may alter or eliminate the amount of the existing judgment. While legal proceedings are subject to inherent uncertainty, the Company believes that it is reasonably possible that this award will be substantially altered or eliminated by the appellate court. Consequently, in the opinion of management and the Company’s legal counsel, it is not possible to estimate the outcome of such uncertainty at this time. The Company will record a provision for any liability in this case, if and at the time that management and counsel conclude a loss is probable. Based upon advice received from the Company’s legal counsel, the Company believes a loss resulting from this matter is not probable at December 31, 2004. Even at full judgment, however, the Company’s exposure is significantly less than the $36.5 million mentioned above, as it has been mitigated with appropriate levels of insurance.

11.	Related Party Transactions
      Avery Cohen, a director of the Company, is a partner in Baker & Hostetler LLP, a law firm, which has served as general outside counsel for the Company since 1993 and is expected to continue to do so in the future. The Company paid $1,255, $940 and $1,082 in legal fees to Baker & Hostetler LLP for the years ended December 31, 2004, 2003 and 2002, respectively.
      See Note 6 to the Company’s consolidated financial statements for information on the Company’s related party transactions involving operating leases.

12.	Segment Reporting
      SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise that are evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer.
      The Company has two reportable segments: Vehicle Management & Power Distribution and Control Devices. These reportable segments were determined based on the differences in the nature of the products offered. The Vehicle Management & Power Distribution reportable segment produces electronic instrument clusters, electronic control units, driver information systems and electrical distribution systems, primarily wiring harnesses and connectors for electrical power and signal distribution. The Control Devices reportable segment produces electronic and electromechanical switches, control actuation devices and sensors, and driver information systems.
      As a result of changes in executive leadership during 2004, the Company realigned senior management responsibilities under four operating segments effective for the fourth quarter 2004. These four operating segments are aggregated for reporting purposes into the Company’s Vehicle Management & Power Distribution and Control Devices reportable segments. The Company’s chief operating decision maker also changed the profit measure used to evaluate the business to “Income (Loss) Before Income Taxes and Cumulative Effect of Accounting Change.” Because the Company changed the structure of its internal organization in a manner that caused the composition of its reportable segments to change, and because the profit measure used to evaluate the business changed, the corresponding information for prior periods has been restated to conform to the current year reportable segment presentation.
      The accounting policies of the Company’s reportable segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.” The Company’s chief operating decision maker evaluates the performance of the reportable segments based primarily on revenues from external

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)
customers, capital expenditures and income (loss) before income taxes and cumulative effect of accounting change. Intersegment sales are accounted for on terms similar to those to third parties and are eliminated upon consolidation.
      A summary of financial information by reportable segment is as follows:

	For the Years Ended December 31,

Net Sales	2004	2003	2002

Control Devices	$353,892	$352,590	$396,874
Intersegment Sales	2,796	2,335	2,035

Control Devices Net Sales	356,688	354,925	398,909

Vehicle Management & Power Distribution	327,903	254,075	239,633
Intersegment Sales	21,472	19,250	18,109

Vehicle Management & Power Distribution Net Sales	349,375	273,325	257,742

Eliminations	(24,268)	(21,585)	(20,144)

Total Consolidated Net Sales	$681,795	$606,665	$636,507

	For the Years Ended December 31,
(Loss) Income Before Income Taxes and Cumulative Effect of
Accounting Change	2004	2003	2002

Control Devices(A)	$(148,366)	$48,067	$70,170
Vehicle Management & Power Distribution	27,968	13,738	8,364
Corporate Interest	(24,281)	(27,141)	(33,101)
Loss on Extinguishment of Debt	—	—	(5,771)
Other Corporate Activities	(4,477)	(3,644)	(7,344)

Total Consolidated (Loss) Income Before Income Taxes and Cumulative Effect of Accounting Change	$(149,156)	$31,020	$32,318

	For the Years Ended December 31,

Depreciation and Amortization	2004	2003	2002

Control Devices	$16,946	$14,342	$14,881
Vehicle Management & Power Distribution	8,161	7,919	7,409
Corporate Activities	309	(73)	(390)

Total Consolidated Depreciation and Amortization	$25,416	$22,188	$21,900

	For the Years Ended December 31,

Interest Expense (Income)	2004	2003	2002

Control Devices	$(89)	$(118)	$88
Vehicle Management & Power Distribution	264	628	1,427
Corporate Activities	24,281	27,141	33,101

Total Consolidated Interest Expense	$24,456	$27,651	$34,616

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)

	For the Years Ended December 31,

Capital Expenditures	2004	2003	2002

Control Devices	$14,586	$10,619	$10,466
Vehicle Management & Power Distribution	9,170	7,259	4,190
Corporate Activities	161	8,504	—

Total Consolidated Capital Expenditures	$23,917	$26,382	$14,656

	For the Years Ended December 31,

Total Assets	2004	2003	2002

Control Devices	$229,830	$413,868	$415,781
Vehicle Management & Power Distribution	144,977	105,424	95,283
Corporate(B)	240,782	179,553	184,992
Eliminations	(141,011)	(125,844)	(131,595)

Total Consolidated Assets	$474,578	$573,001	$564,461

(A)	The Company’s 2004 Loss Before Income Taxes for the Control Devices reportable segment includes a non-cash goodwill impairment charge of $183,450, which was recorded in the fourth quarter of 2004.

(B)	Assets located at Corporate consist primarily of cash, deferred taxes and equity investments.
      The following table presents the Company’s core product lines by reportable segment, as a percentage of net sales:

	For the Years Ended
	December 31,

	2004	2003	2002

Vehicle Management & Power Distribution:
Vehicle electrical power and distribution systems	28%	25%	23%
Electronic instrumentation and information display products	20	17	15

	48%	42%	38%

Control Devices:
Actuator and sensor products	27%	31%	36%
Switch and position sensor products	25	27	26

	52%	58%	62%

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)
      The following table presents net sales and non-current assets for each of the geographic areas in which the Company operates:

	For the Years Ended December 31,

	2004	2003	2002

Net Sales:
North America	$549,241	$492,565	$534,807
Europe and other	132,554	114,100	101,700

	$681,795	$606,665	$636,507

Non-Current Assets:
North America	$183,604	$340,328	$337,784
Europe and other	55,355	53,047	51,002

	$238,959	$393,375	$388,786

13.	Guarantor Financial Information
      The senior notes and the credit facility are fully and unconditionally guaranteed, jointly and severally, by each of the Company’s existing and future domestic wholly owned subsidiaries (Guarantor Subsidiaries). The Company’s non-U.S. subsidiaries did not guarantee the senior notes and the credit facility (Non-Guarantor Subsidiaries).
      Presented below are summarized condensed consolidating financial statements of the Parent (which include certain of the Company’s operating units), the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the Company on a consolidated basis, as of December 31, 2004 and 2003, and for each of the three years ended December 31, 2004.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)
      These summarized condensed consolidating financial statements are prepared on the equity method. Separate financial statements for the Guarantor Subsidiaries are not presented based on management’s determination that they do not provide additional information that is material to investors. Therefore, the Guarantor Subsidiaries are combined in the presentation below.

	December 31, 2004

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$20,363	$17	$31,952	$—	$52,332
Accounts receivable, net	37,396	32,465	34,739	(3,985)	100,615
Inventories, net	15,420	13,098	27,879	—	56,397
Prepaid expenses, intercompany and other	(246,033)	233,234	25,792	—	12,993
Deferred income taxes	8,454	4,205	623	—	13,282

Total current assets	(164,400)	283,019	120,985	(3,985)	235,619

Property, Plant and Equipment, net	54,355	33,553	26,096	—	114,004
Other Assets:
Goodwill	44,585	20,591	—	—	65,176
Investments and other, net	34,564	462	12,802	(22,849)	24,979
Deferred income taxes	37,773	(3,960)	987	—	34,800
Investment in subsidiaries	391,087	—	—	(391,087)	—

Total Assets	$397,964	$333,665	$160,870	$(417,921)	$474,578

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$—	$—	$109	$—	$109
Accounts payable	19,724	17,691	24,100	(3,806)	57,709
Accrued expenses and other	20,442	14,643	19,578	(179)	54,484

Total current liabilities	40,166	32,334	43,787	(3,985)	112,302

Long-Term Liabilities:
Long-term debt, net of current portion	200,000	—	22,901	(22,849)	200,052
Other liabilities	2,193	—	4,426	—	6,619

Total long-term liabilities	202,193	—	27,327	(22,849)	206,671

Shareholders’ Equity	155,605	301,331	89,756	(391,087)	155,605

Total Liabilities and Shareholders’ Equity	$397,964	$333,665	$160,870	$(417,921)	$474,578

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)
      Supplemental condensed consolidating financial statements (continued):

	December 31, 2003

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$14,660	$26	$9,456	$—	$24,142
Accounts receivable, net	42,585	28,595	21,324	(3,343)	89,161
Inventories, net	22,193	10,432	15,422	—	48,047
Prepaid expenses, intercompany and other	(234,958)	215,982	29,396	—	10,420
Deferred income taxes	4,659	2,620	577	—	7,856

Total current assets	(150,861)	257,655	76,175	(3,343)	179,626

Property, Plant and Equipment, net	61,042	31,390	23,830	—	116,262
Other Assets:
Goodwill	228,035	20,591	—	—	248,626
Investments and other, net	34,628	548	1,128	(7,817)	28,487
Investment in subsidiaries	333,606	—	—	(333,606)	—

Total Assets	$506,450	$310,184	$101,133	$(344,766)	$573,001

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$—	$—	$417	$—	$417
Accounts payable	24,920	16,194	15,779	(3,299)	53,594
Accrued expenses and other	11,949	20,930	19,948	(44)	52,783

Total current liabilities	36,869	37,124	36,144	(3,343)	106,794

Long-Term Liabilities:
Long-term debt, net of current portion	207,301	—	761	(7,817)	200,245
Deferred income taxes	16,727	3,082	(1,187)	—	18,622
Other liabilities	2,147	—	1,787	—	3,934

Total long-term liabilities	226,175	3,082	1,361	(7,817)	222,801

Shareholders’ Equity	243,406	269,978	63,628	(333,606)	243,406

Total Liabilities and Shareholders’ Equity	$506,450	$310,184	$101,133	$(344,766)	$573,001

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)
     Supplemental condensed consolidating financial statements (continued):

	For the Year Ended December 31, 2004

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$255,243	$223,854	$233,392	$(30,694)	$681,795
Costs and Expenses:
Cost of goods sold	204,639	151,776	181,877	(30,694)	507,598
Selling, general and administrative	47,571	36,370	32,376	—	116,317
Goodwill impairment charge	183,450	—	—	—	183,450

Operating (Loss) Income	(180,417)	35,708	19,139	—	(125,570)

Interest expense, net	24,692	—	(236)	—	24,456
Other (income) expense, net	(5,138)	3,571	697	—	(870)
Equity earnings from subsidiaries	(45,159)	—	—	45,159	—

(Loss) Income Before Income Taxes	(154,812)	32,137	18,678	(45,159)	(149,156)

(Benefit) Provision for income taxes	(62,309)	609	5,047	—	(56,653)

Net (Loss) Income	$(92,503)	$31,528	$13,631	$(45,159)	$(92,503)

	For the Year Ended December 31, 2003

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$273,412	$205,649	$150,774	$(23,170)	$606,665
Costs and Expenses:
Cost of goods sold	212,911	145,205	115,689	(23,170)	450,635
Selling, general and administrative	40,070	31,227	26,363	—	97,660

Operating Income	20,431	29,217	8,722	—	58,370

Interest expense, net	27,675	—	(24)	—	27,651
Other (income) expense, net	(2,673)	3,341	(969)	—	(301)
Equity earnings from subsidiaries	(26,225)	—	—	26,225	—

Income Before Income Taxes	21,654	25,876	9,715	(26,225)	31,020

Provision for income taxes	275	8,280	1,086	—	9,641

Net Income	$21,379	$17,596	$8,629	$(26,225)	$21,379

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)
     Supplemental condensed consolidating financial statements (continued):

	For the Year Ended December 31, 2002

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$280,221	$254,389	$141,125	$(39,228)	$636,507
Costs and Expenses:
Cost of goods sold	211,939	184,745	113,732	(39,228)	471,188
Selling, general and administrative	36,723	31,422	22,854	—	90,999

Operating Income	31,559	38,222	4,539	—	74,320

Interest expense, net	33,542	—	1,074	—	34,616
Loss on extinguishment of debt	5,771	—	—	—	5,771
Other (income) expense, net	(1,842)	2,173	1,284	—	1,615
Equity earnings from subsidiaries	12,929	—	—	(12,929)	—

(Loss) Income Before Income Taxes and Cumulative Effect of Accounting Change	(18,841)	36,049	2,181	12,929	32,318

(Benefit) Provision for income taxes	(3,421)	12,617	2,066	—	11,262

Income Before Cumulative Effect of Accounting Change	(15,420)	23,432	115	12,929	21,056
Cumulative effect of accounting change, net of tax	(33,358)	(4,701)	(31,775)	—	(69,834)

Net (Loss) Income	$(48,778)	$18,731	$(31,660)	$12,929	$(48,778)

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)
     Supplemental condensed consolidating financial statements (continued):

	For the Year Ended December 31, 2004

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$18,390	$9,241	$5,612	$15,033	$48,276
INVESTING ACTIVITIES:
Capital expenditures	(8,647)	(9,399)	(5,871)	—	(23,917)
Proceeds from sale of fixed assets	1	—	—	—	1
Investment in joint venture and other	(745)	—	43	—	(702)
Collection of loan receivable from joint venture	4,695	—	—	—	4,695

Net cash used by investing activities	(4,696)	(9,399)	(5,828)	—	(19,923)

FINANCING ACTIVITIES:
Repayments of long-term debt	(7,300)	—	21,809	(15,033)	(524)
Share option activity	(557)	149	28	—	(380)
Other financing costs	(134)	—	—	—	(134)

Net cash used by financing activities	(7,991)	149	21,837	(15,033)	(1,038)

Effect of exchange rate changes on cash and cash equivalents	—	—	875	—	875

Net change in cash and cash equivalents	5,703	(9)	22,496	—	28,190
Cash and cash equivalents at beginning of period	14,660	26	9,456	—	24,142

Cash and cash equivalents at end of period	$20,363	$17	$31,952	$—	$52,332

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)
     Supplemental condensed consolidating financial statements (continued):

	For the Year Ended December 31, 2003

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$53,211	$4,755	$20,180	$(5,792)	$72,354
INVESTING ACTIVITIES:
Capital expenditures	(16,047)	(4,959)	(5,376)	—	(26,382)
Proceeds from sale of fixed assets	386	—	826	—	1,212
Other	(15)	—	12	—	(3)

Net cash used by investing activities	(15,676)	(4,959)	(4,538)	—	(25,173)

FINANCING ACTIVITIES:
Repayments of long-term debt	(41,940)	—	(15,947)	5,792	(52,095)
Share option activity	368	63	13	—	444

Net cash used by financing activities	(41,572)	63	(15,934)	5,792	(51,651)

Effect of exchange rate changes on cash and cash equivalents	(1)	—	1,378	—	1,377

Net change in cash and cash equivalents	(4,038)	(141)	1,086	—	(3,093)
Cash and cash equivalents at beginning of period	18,698	167	8,370	—	27,235

Cash and cash equivalents at end of period	$14,660	$26	$9,456	$—	$24,142

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)
     Supplemental condensed consolidating financial statements (continued):

	For the Year Ended December 31, 2002

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$33,971	$48,076	$14,488	$(910)	$95,625
INVESTING ACTIVITIES:
Capital expenditures	(7,505)	(4,972)	(2,179)	—	(14,656)
Proceeds from sale of fixed assets	221	—	90	—	311
Other	(39)	—	(393)	434	2

Net cash used by investing activities	(7,323)	(4,972)	(2,482)	434	(14,343)

FINANCING ACTIVITIES:
Proceeds from issuance of senior notes	200,000	—	—	—	200,000
Extinguishment of revolving facility	(37,641)	—	—	—	(37,641)
Extinguishment of term debt	(226,139)	—	—	—	(226,139)
Net repayments under revolving facilities	(13,019)	—	(1,378)	—	(14,397)
Proceeds from long-term debt	100,000	—	—	—	100,000
Repayments of long-term debt	(15,897)	(42,966)	(6,643)	476	(65,030)
Other financing costs	(10,694)	—	—	—	(10,694)
Interest rate swap termination costs	(5,274)	—	—	—	(5,274)

Net cash used by financing activities	(8,664)	(42,966)	(8,021)	476	(59,175)

Effect of exchange rate changes on cash and cash equivalents	—	—	759	—	759

Net change in cash and cash equivalents	17,984	138	4,744	—	22,866
Cash and cash equivalents at beginning of period	714	29	3,626	—	4,369

Cash and cash equivalents at end of period	$18,698	$167	$8,370	$—	$27,235

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)

14.	Unaudited Quarterly Financial Data
      The following is a condensed summary of actual quarterly results of operations for 2004 and 2003:

	Quarter Ended

	Dec. 31	Sep. 30	June 30	Mar. 31

	(In millions, except per share data)
2004
Net sales	$163.4	$164.3	$178.1	$176.0
Gross profit(A)	41.5	39.5	45.4	47.8
Operating (loss) income	(175.6)	10.6	19.6	19.8
Net (loss) income	$(114.9)	$3.9	$9.3	$9.2

Basic net (loss) income per share(B)	$(5.07)	$0.17	$0.41	$0.41

Diluted net (loss) income per share(B)	$(5.07)	$0.17	$0.41	$0.40

2003
Net sales	$151.3	$140.8	$155.0	$159.6
Gross profit(A)	40.4	34.4	40.3	40.9
Operating income	14.0	11.1	16.2	17.1
Net income	$5.1	$3.1	$6.2	$7.0

Basic net income per share(B)	$0.23	$0.14	$0.28	$0.31

Diluted net income per share(B)	$0.22	$0.14	$0.28	$0.31

(A)	Gross profit represents net sales less cost of goods sold.

(B)	Earnings per share for the year may not equal the sum of the four fiscal quarters earnings per share due to changes in basic and diluted shares outstanding.

STONERIDGE, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses	Write-offs	Period

Allowance for doubtful accounts:
Year ended December 31, 2002	$1,742	$1,773	$495	$3,020
Year ended December 31, 2003	3,020	1,260	1,376	2,904
Year ended December 31, 2004	2,904	1,206	219	3,891

			Exchange
		Net	rate
	Balance at	additions	fluctuations	Balance at
	Beginning	charged to	and other	End of
	of Period	income	items	Period

Valuation allowance for deferred tax assets:
Year ended December 31, 2002	$1,293	$831	$(610)	$1,514
Year ended December 31, 2003	1,514	674	369	2,557
Year ended December 31, 2004	2,557	3,040	216	5,813

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      There has been no disagreement between the management of the Company and its independent auditors on any matter of accounting principles or practices of financial statement disclosures, or auditing scope or procedure.

ITEM 9A.	CONTROLS AND PROCEDURES
      As of December 31, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004.
      There were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2004 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). In evaluating the Company’s internal control over financial reporting, management has adopted the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2004. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management has concluded that our internal control over financial reporting is effective as of December 31, 2004.
      Our management’s assessment of the effectiveness of the internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Report of Independent Registered Public Accounting Firm
      To The Board of Directors and Shareholders of Stoneridge, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Stoneridge, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Stoneridge Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Stoneridge, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Stoneridge, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2004 and 2003 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 of Stoneridge, Inc. and Subsidiaries and our report dated March 8, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
March 8, 2005

ITEM 9B.	OTHER INFORMATION
      None
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      The information required by this Item 10 is incorporated by reference to the information under the heading or subheadings “Election of Directors,” “Audit Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on April 18, 2005, and the information under the heading “Executive Officers” in Part I of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
      The information required by this Item 11 is incorporated by reference to the information under the heading “Executive Compensation” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on April 18, 2005.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
      The information required by this Item 12 (other than the information required by Item 201(d) of Regulation S-K) is incorporated by reference to the information under the heading “Security Ownership of Certain Beneficial Owners and Management” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on April 18, 2005. The information required by Item 201(d) of Regulation S-K is set forth in Item 5 of this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information required by this Item 13 is incorporated by reference to the information under the heading “Certain Relationships and Related Transactions” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on April 18, 2005.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
      The information required by this Item 14 is incorporated by reference to the information under the heading “Other Matters” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on April 18, 2005.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
      (a) The following documents are filed as part of this Form 10-K.

		Page in
		Form 10-K

1.	Consolidated Financial Statements:
	Report of Independent Registered Public Accounting Firm	24
	Consolidated Balance Sheets as of December 31, 2004 and 2003	25
	Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002	26
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002	27
	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002	28
	Notes to Consolidated Financial Statements	29

2.	Financial Statement Schedule:
	Schedule II — Valuation and Qualifying Accounts	60

3.	Exhibits:
	See the List of Exhibits on the Index to Exhibits following the signature page
      All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

      (b) The exhibits listed on the Index to Exhibits are filed as part of or incorporated by reference into this report.
      (c) Additional Financial Statement Schedules.
      None.

SIGNATURES
      Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STONERIDGE, INC.
Date: March 11, 2005

/s/ JOSEPH M. MALLAK

Joseph M. Mallak
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
      Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: March 11, 2005	/s/ D.M. DRAIME --------------------------------------------------- D.M. Draime Chairman of the Board of Directors

Date: March 11, 2005	/s/ GERALD V. PISANI --------------------------------------------------- Gerald V. Pisani President and Chief Executive Officer (Principal Executive Officer)

Date: March 11, 2005	/s/ AVERY S. COHEN --------------------------------------------------- Avery S. Cohen Secretary and Director

Date: March 11, 2005	/s/ RICHARD E. CHENEY --------------------------------------------------- Richard E. Cheney Director

Date: March 11, 2005	/s/ JOHN C. COREY --------------------------------------------------- John C. Corey Director

Date: March 11, 2005	/s/ SHELDON J. EPSTEIN --------------------------------------------------- Sheldon J. Epstein Director

Date: March 11, 2005	/s/ DOUGLAS C. JACOBS --------------------------------------------------- Douglas C. Jacobs Director

Date: March 11, 2005	/s/ WILLIAM M. LASKY --------------------------------------------------- William M. Lasky Director

Date: March 11, 2005	/s/ EARL L. LINEHAN --------------------------------------------------- Earl L. Linehan Director

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

3.1	Second Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-33285)).
3.2	Amended and Restated Code of Regulations of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 333-33285)).
4.1	Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).
4.2	Indenture dated as of May 1, 2002 among Stoneridge, Inc. as Issuer, Stoneridge Control Devices, Inc. and Stoneridge Electronics, Inc., as Guarantors, and Fifth Third Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 7, 2002).
10.1	Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-33285)).
10.3	Lease Agreement between Stoneridge, Inc. and Hunters Square, Inc., with respect to the Company’s division headquarters for the Alphabet Division (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).
10.4	Credit Agreement dated as of May 1, 2002 among Stoneridge, Inc., as Borrower, the Lending Institutions Named Therein, as Lenders, National City Bank, as Administrative Agent, a Joint Lead Arranger and Collateral Agent, Deutsche Bank Securities Inc., as a Joint Lead Arranger, Comerica Bank and PNC Bank, National Association, as the Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2002).
10.5	Purchase Agreement dated as of May 1, 2002 among Stoneridge Inc., Stoneridge Control Devices Inc., Stoneridge Electronics Inc. and Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated and NatCity Investments Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 7, 2002).
10.6	Registration Rights Agreement dated as of May 1, 2002 among Stoneridge Inc., Stoneridge Control Devices Inc., Stoneridge Electronics Inc. and Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated and NatCity Investments Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 7, 2002).
10.7	Amendment No. 1 dated as of January 31, 2003 to Credit Agreement dated as of May 1, 2002 among Stoneridge, Inc. as Borrower, the Lending Institutions Named Therein, as Lenders, National City Bank, as Administrative Agent, a Joint Lead Arranger and Collateral Agent, Deutsche Bank Securities Inc., as a Joint Lead Arranger, Comerica Bank and PNC Bank, National Association, as the Co-Documentation Agents (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.8	Proposed Form of Tax Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (No. 333-33285)).
10.9	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).
10.10	Amendment to Long-Term Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.11	Severance and Consulting Agreement for Cloyd J. Abruzzo, dated November 28, 2003 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on December 9, 2003).
10.12	Consulting Agreement for Sten Forseke, dated November 2003 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on December 9, 2003).

Exhibit
Number	Exhibit

10.13	Amendment No. 2 dated as of August 6, 2004 to Credit Agreement dated as of May 1, 2002 among Stoneridge, Inc. as Borrower, the Lending Institutions Named Therein, as Lenders, National City Bank, as Administrative Agent, a Joint Lead Arranger and Collateral Agent, Deutsche Bank Securities Inc., as a Joint Lead Arranger, Comerica Bank and PNC Bank, National Association, as the Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.14	Severance Agreement and Release between the Company and Kevin P. Bagby, dated August 31, 2004 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 7, 2004).
10.15	Director Share Option Plan (incorporated by reference to Exhibit 4 of the Company’s Registration Statement on Form S-8 (No. 333-96953).
10.16	Form of Long-Term Incentive Plan Share Option Agreement, filed herewith.
10.17	Form of Directors’ Share Option Plan Share Option Agreement, filed herewith.
10.18	Form of Long-Term Incentive Plan Restricted Shares Grant Agreement, filed herewith.
14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).
16.1	Letter from Arthur Andersen LLP to the Securities and Exchange Commission regarding their dismissal as the Company’s independent accountant (incorporated by reference to the Company’s Current Report on Form 8-K, including Exhibit 16.1, as of May 21, 2002).
21.1	Subsidiaries and Affiliates of the Company, (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).
23.1	Statement Regarding Lack of Consent from Arthur Andersen, LLP, Independent Public Accountants (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
23.2	Consent of Independent Registered Public Accounting Firm, filed herewith.
31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.