Form 10-Q
period 2005-04-02
STONERIDGE INC
filed 2005-05-12
CIK 1043337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended April 2, 2005	Commission file number 001-13337

STONERIDGE, INC.

(Exact Name of Registrant as Specified in Its Charter)

Ohio	34-1598949

(State or Other Jurisdiction of Incorporation	(I.R.S. Employer
or Organization)	Identification No.)

9400 East Market Street, Warren, Ohio	44484

(Address of Principal Executive Offices)	(Zip Code)

(330) 856-2443

Registrant’s Telephone Number, Including Area Code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

The number of Common Shares, without par value, outstanding as of May 2, 2005 was 23,182,141.

STONERIDGE, INC. AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STONERIDGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	April 2,	December 31,
	2005	2004
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$42,317	$52,332
Accounts receivable, net	119,248	100,615
Inventories, net	58,956	56,397
Prepaid expenses and other	14,542	11,416
Deferred income taxes	9,833	13,282

Total current assets	244,896	234,042

PROPERTY, PLANT AND EQUIPMENT, net	110,409	114,004

OTHER ASSETS:
Goodwill	65,176	65,176
Investments and other, net	25,295	24,979
Deferred income taxes	35,549	34,800

TOTAL ASSETS	$481,325	$473,001

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$72	$109
Accounts payable	62,611	57,709
Accrued expenses and other	53,694	52,907

Total current liabilities	116,377	110,725

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	200,052	200,052
Other liabilities	6,552	6,619

Total long-term liabilities	206,604	206,671

SHAREHOLDERS’ EQUITY:
Preferred shares, without par value, 5,000 authorized, none issued	—	—
Common shares, without par value, 60,000 authorized, 22,785 and 22,780 issued and outstanding at April 2, 2005 and December 31, 2004, respectively (net of 8 treasury shares for each period), with no stated value	—	—
Additional paid-in capital	146,128	145,764
Retained earnings	10,624	6,255
Accumulated other comprehensive income	1,592	3,586

Total shareholders’ equity	158,344	155,605

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$481,325	$473,001

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in thousands except for per share data)

	For the Three Months Ended
	April 2,	March 31,
	2005	2004
NET SALES	$180,827	$176,023

COSTS AND EXPENSES:
Cost of goods sold	135,592	128,207
Selling, general and administrative	30,388	28,061
Restructuring charges	2,126	—

OPERATING INCOME	12,721	19,755

Interest expense, net	5,989	6,251
Other income, net	(929)	(275)

INCOME BEFORE INCOME TAXES	7,661	13,779

Provision for income taxes	3,292	4,561

NET INCOME	$4,369	$9,218

BASIC NET INCOME PER SHARE	$0.19	$0.41

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	22,683	22,572

DILUTED NET INCOME PER SHARE	$0.19	$0.40

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	22,891	22,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)

	For the Three Months Ended
	April 2,	March 31,
	2005	2004
OPERATING ACTIVITIES:
Net income	$4,369	$9,218
Adjustments to reconcile net income to net cash (used) provided by operating activities-
Depreciation	6,808	6,214
Amortization of intangible assets	70	70
Amortization of debt financing costs	310	358
Deferred income taxes	2,701	1,937
Equity earnings of unconsolidated subsidiaries	(752)	(481)
(Gain) loss on sale of fixed assets	(3)	43
Share-based compensation expense	327	281
Changes in operating assets and liabilities -
Accounts receivable, net	(19,900)	(27,166)
Inventories	(3,222)	(5,227)
Prepaid expenses and other	(3,331)	(2,410)
Other assets	(617)	32
Accounts payable	5,846	13,255
Accrued expenses and other	2,059	10,785

Net cash (used) provided by operating activities	(5,335)	6,909

INVESTING ACTIVITIES:
Capital expenditures	(4,054)	(4,750)

Net cash used by investing activities	(4,054)	(4,750)

FINANCING ACTIVITIES:
Repayments of long-term debt	(37)	(13)
Share option activity	42	(581)

Net cash provided (used) by financing activities	5	(594)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(631)	(46)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(10,015)	1,519

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	52,332	24,142

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$42,317	$25,661

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in thousands except for per share data, unless otherwise indicated)

1.	The accompanying condensed consolidated financial statements have been prepared by Stoneridge, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the Commission’s rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s 2004 Annual Report on Form 10-K.

The results of operations for the three months ended April 2, 2005 are not necessarily indicative of the results to be expected for the full year.

2.	Beginning in 2005, the Company changed from a calendar year end to a 52-53 week fiscal year end. The Company’s fiscal quarters are now comprised of 13-week periods and once every seven years, starting in 2008, the fourth quarter will be 14 weeks in length. The first quarter of 2005 and 2004 ended on April 2 and March 31, respectively.

3.	On March 24, 2005, the Company entered into a stock purchase agreement with GE Capital Equity Holdings, Inc., 3i Group plc, 3i Europartners II LP, Roberto Poli and Alberto Bombonato to acquire Vimercati, S.p.A. (“Vimercati”), an Italian full service switch products supplier for the automotive industry. The closing of the purchase of Vimercati is conditioned on (i) customary closing conditions, including the Company’s due diligence into Vimercati’s customer relationships, and (ii) the pre-emptive right of a shareholder of Vimercati. In April 2005, this shareholder gave notice of his intent to exercise his pre-emptive right. Accordingly, if this shareholder is successful in acquiring the remaining outstanding shares of Vimercati, the Company’s agreement to acquire Vimercati will be terminated. If the shareholder fails in his bid to acquire Vimercati, the Company may still complete the acquisition, subject to customary closing conditions. The purchase price to acquire Vimercati is 24.9 million euros subject to post-closing adjustments, which are based upon Vimercati’s financial position at closing. This acquisition, if completed, would be funded through available cash. For the fiscal year ended December 31, 2004, Vimercati reported net sales of approximately 32 million euros. At this time, because of the exercise of the pre-emptive right, the Company does not expect to close the acquisition of Vimercati.

4.	Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for approximately 72% and 67% of the Company’s inventories at April 2, 2005 and December 31, 2004, respectively, and by the first-in, first-out (FIFO) method for all other inventories. Inventory cost includes material, labor and overhead. Inventories consist of the following:

	April 2,	December 31,
	2005	2004
Raw materials	$33,542	$31,583
Work in progress	11,812	10,216
Finished goods	14,934	15,685

	60,288	57,484
Less: LIFO reserve	(1,332)	(1,087)

Total	$58,956	$56,397

5.	A financial instrument is cash or a contract that imposes an obligation to deliver, or conveys a right to receive cash or another financial instrument. The carrying values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of fair value because of the short

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in thousands except for per share data, unless otherwise indicated)

maturity of these instruments. The estimated fair value of the Company’s fixed rate debt at April 2, 2005, per quoted market sources, was $219.8 million and the carrying value was $200.0 million.

The Company uses derivative financial instruments, including foreign currency forward and option contracts, to mitigate its exposure to fluctuations in foreign currency exchange rates by reducing the effect of such fluctuations on short-term, foreign currency denominated intercompany transactions and other known foreign currency exposures. The principal currencies hedged by the Company include the Swedish krona, British pound, Mexican peso and euro. The foreign currency forward contracts are marked to market, with gains and losses recognized in the Company’s condensed consolidated statement of operations as a component of other income. The option contracts are marked to market, with gains and losses recognized in the Company’s condensed consolidated statement of operations as a component of operating income. The Company’s foreign currency forward and option contracts substantially offset gains and losses on the underlying foreign denominated transactions. The Company does not enter into financial instruments for speculative or profit motivated purposes. Management believes that its use of these instruments to reduce risk is in the Company’s best interest.

The Company’s foreign currency forward contracts have a notional value of $18.0 million and reduce exposure related to the Company’s krona and pound denominated receivables. The estimated fair value of these contracts at April 2, 2005, per quoted market sources, was approximately $(0.2) million. The Company’s foreign currency option contracts have a notional value of $0.3 million and reduce exposure to the Company’s other known foreign currency exposures. The estimated fair value of these contracts at April 2, 2005, per quoted market sources, was approximately $(0.1) million.

6.	Under Statement of Financial Accounting Standard (SFAS) 142, “Goodwill and Other Intangible Assets,” goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. The Company performs its annual impairment test of goodwill as of October 1. In the fourth quarter of 2004, the Company determined that the carrying value of one of the Company’s reporting units, which is included in the Control Devices reportable segment, exceeded its fair value by $183.5 million. The corresponding write-down of goodwill to its fair value was reported as a component of operating loss in the Company’s consolidated statement of operations for the fourth quarter of 2004.

There was no change in the carrying value of goodwill by reportable segment during the first quarter of 2005.

7.	The Company has two share-based compensation plans. One plan is for employees and one plan is for the Company’s outside directors. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” prospectively to all employee and director awards granted, modified or settled after January 1, 2003, under the provisions of SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS 123.” Option awards under the Company’s plans cliff-vest over periods ranging from one to five years, and compensation expense is recognized on a straight-line basis. Restricted share awards vest over a period of one to three years and compensation expense is also recognized on a straight-line basis. Because the Company adopted the fair value recognition provisions of SFAS 123 on a prospective basis, the cost related to employee and director share-based compensation recognized during the first quarter of 2005 and 2004 is less than that which would have been recognized if the fair value method had been applied to all awards granted since the original effective date of SFAS 123. The following table illustrates the effect on net income and net income per share if the fair value method had been applied to all outstanding and unvested awards in each period.

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in thousands except for per share data, unless otherwise indicated)

	For the Three Months Ended
	April 2,	March 31,
	2005	2004
Net income, as reported	$4,369	$9,218

Add: Share-based employee compensation expense included in reported net income, net of related tax effects	204	176

Deduct: Share-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(205)	(233)

Pro forma net income	$4,368	$9,161

Net income per share:
Basic – as reported	$0.19	$0.41

Basic – pro forma	$0.19	$0.41

Diluted – as reported	$0.19	$0.40

Diluted – pro forma	$0.19	$0.40

8.	Other comprehensive (loss) income includes foreign currency translation adjustments and gains and losses from certain foreign currency transactions, minimum pension liability adjustments, and unrealized gains and losses on available-for-sale marketable securities. All portions of other comprehensive (loss) income are recorded net of related taxes. Comprehensive income for the three months ended April 2, 2005 and March 31, 2004 consisted of the following:

	For the Three Months Ended
	April 2,	March 31,
	2005	2004
Net income	$4,369	$9,218
Other comprehensive (loss) income:
Currency translation adjustments	(2,071)	131
Minimum pension liability adjustments	67	(39)
Unrealized gain on marketable securities	10	22

	(1,994)	114

Comprehensive income	$2,375	$9,332

9.	On May 1, 2002, the Company issued $200.0 million aggregate principal amount of senior notes. The $200.0 million notes bear interest at an annual rate of 11.50% and mature on May 1, 2012. The senior notes are redeemable in May 2007 at 105.75. Interest is payable on May 1 and November 1 of each year. On July 1, 2002, the Company completed an exchange offer of the senior notes for substantially identical notes registered under the Securities Act of 1933.

In conjunction with the issuance of the senior notes, the Company also entered into a $200.0 million credit agreement with a bank group. The credit agreement had the following components: a $100.0 million revolving facility (of which $96.1 million was available at April 2, 2005, after consideration of outstanding letters of credit), which includes a $10.0 million swing line facility, and a $100.0 million term facility. The revolving facility expires on April 30, 2008 and requires a commitment fee of 0.375% to 0.500% on the unused balance. The revolving facility permits the Company to borrow up to half its borrowings in specified foreign currencies. Interest is payable quarterly at either (i) the prime rate plus a margin of 0.25% to 1.25% or (ii) LIBOR plus a margin of 1.75% to 2.75%, depending upon the Company’s ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA), as defined. Interest on the swing line facility is payable monthly at the quoted overnight borrowing rate plus a margin of 1.75% to 2.75%, depending upon the Company’s ratio of consolidated total

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in thousands except for per share data, unless otherwise indicated)

debt to consolidated EBITDA. The Company repaid the entire outstanding balance of the term facility during 2003.

Long-term debt consisted of the following:

	April 2,	December 31,
	2005	2004
11 1/2% Senior notes, due 2012	$200,000	$200,000
Other	124	161

	200,124	200,161
Less: Current portion	(72)	(109)

	$200,052	$200,052

10.	Net income per share amounts for all periods are presented in accordance with SFAS 128, “Earnings Per Share,” which requires the presentation of basic and diluted net income per share. Basic net income per share was computed by dividing net income by the weighted-average number of common shares outstanding for each respective period. Diluted net income per share was calculated by dividing net income by the weighted-average of all potentially dilutive common shares that were outstanding during the periods presented. Actual weighted-average shares outstanding used in calculating basic and diluted net income per share were as follows:

	For the Three Months Ended
	April 2,	March 31,
	2005	2004
Basic weighted-average shares outstanding	22,683	22,572
Effect of dilutive securities	208	223

Diluted weighted-average shares outstanding	22,891	22,795

Options to purchase 279 and 415 common shares at an average price of $16.10 and $16.97 per share were outstanding during the first quarter of 2005 and 2004, respectively, and were not included in the computation of diluted earnings per share. These options were not included because their respective exercise prices were greater than the average market price of the Company’s common shares and, therefore, their effect would have been anti-dilutive.

11.	The Company has announced restructuring initiatives related to the rationalization of certain manufacturing facilities in the high cost regions of Europe and North America. This rationalization is a result of the Company’s cost reduction initiatives. In connection with this plan, the Company recorded restructuring charges of $2,126 in the Company’s condensed consolidated statement of operations, for the quarter ended April 2, 2005. These restructuring charges are related to the Control Devices reportable segment and included the following:

			Facility
	Severance	Asset	Closure	Other
	Costs	Impairments	Costs	Costs	Total
Total expected restructuring charge	$4,200	$1,200	$2,000	$600	$8,000

Balance at March 31, 2004	$—	$—	$—	$—	$—

Second quarter charge to expense	—	205	—	9	214
Third quarter charge to expense	—	202	—	118	320
Fourth quarter charge to expense	1,068	207	—	287	1,562
Cash payments	(590)	—	—	(414)	(1,004)
Non-cash utilization	—	(614)	—	—	(614)

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in thousands except for per share data, unless otherwise indicated)

			Facility
	Severance	Asset	Closure	Other
	Costs	Impairments	Costs	Costs	Total
Balance at December 31, 2004	$478	$—	$—	$—	$478

First quarter charge to expense	1,786	333	—	7	2,126
Cash payments	(1,206)	—	—	(7)	(1,213)
Non-cash utilization	—	(333)	—	—	(333)

Balance at April 2, 2005	$1,058	$—	$—	$—	$1,058

Remaining expected restructuring charge	$1,346	$253	$2,000	$179	$3,778

All restructuring charges, except for the asset impairments, will result in cash outflows. Severance costs relate to a reduction in workforce. Asset impairment charges relate primarily to the write-down of property, plant and equipment, resulting from the closure or streamlining of certain facilities. Facility closure costs primarily relate to asset relocation and lease termination costs and other exit costs include miscellaneous expenditures associated with exiting business activities. At this time, the Company expects that these restructuring efforts will be substantially completed during the second quarter of 2006.

12.	In the ordinary course of business, the Company is involved in various legal proceedings, workers’ compensation and product liability disputes. The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of operations, cash flows or the financial position of the Company.

As previously disclosed, a judgment was entered against the Company in the District Court (365th Judicial District) in Maverick County, Texas on January 15, 2004. The plaintiffs alleged in their complaint that a Company fuel valve installed as a replacement part on a truck caused a fire after an accident resulting in a death. The plaintiffs are the parents of the decedent. The final judgment entered against the Company was approximately $36.5 million. The Company denied its fuel valve contributed to the fire and believed that there were valid grounds to reverse the judgment on appeal. An appellate hearing of this judgment was held during the first quarter of 2005. The Company has recently been advised that its legal counsel and the plaintiff’s counsel have entered into a written agreement dated April 11, 2005 to settle this litigation. The court of appeals has been advised to abate its decision while the parties finalize the necessary documentation. When the documentation is complete, the parties will request that the court of appeals remand to the trial court. The trial court will be presented with a proposed order agreed to by both parties to enter a final judgment. The settlement amount is covered by the Company’s insurance.

13.	The Company has a single defined benefit pension plan that covers certain employees in the United Kingdom and a single postretirement benefit plan that covers certain employees in the U.S. Components of net periodic pension and postretirement benefit cost are as follows:

	Pension Benefit Plan		Postretirement Benefit Plan
	For the Three Months Ended		For the Three Months Ended
	April 2,	March 31,	April 2,	March 31,
	2005	2004	2005	2004
Service cost	$19	$18	$23	$23
Interest cost	257	221	22	22
Expected return on plan assets	(267)	(248)	—	—
Amortization of actuarial loss	76	14	—	—

Net periodic benefit cost	$85	$5	$45	$45

The Company previously disclosed in its financial statements for the year ended December 31, 2004 that it expected to contribute $183 to its defined benefit pension plan in 2005. As of April 2, 2005, the Company did not make any contributions to its defined benefit pension plan.

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in thousands except for per share data, unless otherwise indicated)

14.	The Company recognized a provision for income taxes of $3.3 million, or 43.0% of pre-tax income, and $4.6 million, or 33.1% of pre-tax income, for federal, state and foreign income taxes for the three months ended April 2, 2005 and March 31, 2004, respectively. The increase in the effective tax rate for the first quarter of 2005 compared to the first quarter of 2004 was attributable to the affect of foreign losses related to certain operations in the U.K. for which it is estimated that the tax benefit may not be realized. As a result, a valuation allowance was recorded in the first quarter of 2005.

15.	In December 2004, the FASB issued SFAS 123R, “Share-Based Payment,” which requires all companies to measure compensation cost for all share-based payments (including employee share options) at fair value. This Statement was to become effective for interim periods beginning after June 15, 2005; however, effective April 21, 2005, the SEC issued a final ruling that amended Rule 4-01(a) of Regulation S-X to delay the date for compliance with SFAS 123R to the first interim or annual reporting period of the Company’s first fiscal year beginning on or after June 15, 2005. The Company adopted the fair-value provisions of SFAS 123 in 2003, as discussed in Note 7 to the Company’s condensed consolidated financial statements; therefore, the adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

16.	In November 2004, the FASB issued SFAS 151, “Inventory Costs,” as an amendment to ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage). This Statement requires that these items be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This Statement becomes effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS 151 to have a material impact on the Company’s consolidated financial statements.

17.	SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise that are evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the chief executive officer.

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

As a result of changes in executive leadership during 2004, the Company realigned senior management responsibilities under four operating segments effective for the fourth quarter of 2004. These four operating segments are aggregated for reporting purposes into the Company’s Vehicle Management & Power Distribution and Control Devices reportable segments. The Company’s chief executive officer also changed the profit measure used to evaluate the business to “Income Before Income Taxes.” Because the Company changed the structure of its internal organization in a manner that caused the composition of its reportable segments to change, and because the profit measure used to evaluate the business changed, the corresponding information for prior periods has been restated to conform to the current year reportable segment presentation.

The accounting policies of the Company’s reportable segments are the same as those described in Note 2, “Summary of Significant Accounting Policies,” of the Company’s December 31, 2004 Form 10-K. The

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in thousands except for per share data, unless otherwise indicated)

Company’s chief executive officer evaluates the performance of its reportable segments based primarily on revenues from external customers, capital expenditures and income before income taxes. Intersegment sales are accounted for on terms similar to those to third parties and are eliminated upon consolidation.

A summary of financial information by reportable segment is as follows:

	For the Three Months Ended
	April 2,	March 31,
Net Sales	2005	2004
Control Devices	$88,343	$97,811
Intersegment Sales	922	651

Control Devices Net Sales	89,265	98,462

Vehicle Management & Power Distribution	92,484	78,212
Intersegment Sales	5,948	5,735

Vehicle Management & Power Distribution Net Sales	98,432	83,947

Eliminations	(6,870)	(6,386)

Total Consolidated Net Sales	$180,827	$176,023

	For the Three Months Ended
	April 2,	March 31,
Income Before Income Taxes	2005	2004
Control Devices	$2,006	$14,046
Vehicle Management & Power Distribution	9,379	7,572
Corporate Interest Expense	(5,859)	(6,166)
Other Corporate Activities	2,135	(1,673)

Total Consolidated Income Before Income Taxes	$7,661	$13,779

	For the Three Months Ended
	April 2,	March 31,
Depreciation and Amortization	2005	2004
Control Devices	$4,711	$4,132
Vehicle Management & Power Distribution	2,069	2,078
Corporate Activities	98	74

Total Consolidated Depreciation and Amortization	$6,878	$6,284

	For the Three Months Ended
	April 2,	March 31,
Interest Expense (Income)	2005	2004
Control Devices	$79	$(19)
Vehicle Management & Power Distribution	51	104
Corporate Activities	5,859	6,166

Total Consolidated Interest Expense	$5,989	$6,251

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in thousands except for per share data, unless otherwise indicated)

	For the Three Months Ended
	April 2,	March 31,
Capital Expenditures	2005	2004
Control Devices	$2,347	$2,422
Vehicle Management & Power Distribution	1,615	2,308
Corporate Activities	92	20

Total Consolidated Capital Expenditures	$4,054	$4,750

The following table presents net sales and non-current assets for each of the geographic areas in which the Company operates:

	For the Three Months Ended
	April 2,	March 31,
	2005	2004
Net Sales:
North America	$140,436	$142,535
Europe and other	40,391	33,488

Total	$180,827	$176,023

	April 2,	December 31,
	2005	2004
Non-Current Assets:
North America	$214,068	$183,604
Europe and other	22,361	55,355

Total	$236,429	$238,959

18.	The senior notes and the credit facility are fully and unconditionally guaranteed, jointly and severally, by each of the Company’s existing and future domestic wholly-owned subsidiaries (Guarantor Subsidiaries). The Company’s non-U.S. subsidiaries did not guarantee the senior notes and the credit facility (Non-Guarantor Subsidiaries).

Presented below are summarized condensed consolidating financial statements of the Parent (which include certain of the Company’s operating units), the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the Company on a consolidated basis, as of April 2, 2005 and December 31, 2004, and for the three months ended April 2, 2005 and March 31, 2004.

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

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in thousands except for per share data, unless otherwise indicated)

	April 2, 2005
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,924	$19	$26,374	$—	$42,317
Accounts receivable, net	52,922	37,879	28,463	(16)	119,248
Inventories, net	26,622	15,642	16,692	—	58,956
Prepaid expenses, intercompany and other	(256,036)	240,932	29,605	—	14,542
Deferred income taxes	6,177	1,673	1,983	41	9,833

Total current assets	(154,391)	296,145	103,117	25	244,896

PROPERTY, PLANT AND EQUIPMENT, net	57,242	31,184	21,983	—	110,409

OTHER ASSETS:
Goodwill	44,585	20,591	—	—	65,176
Investments and other, net	31,649	496	124	(6,974)	25,295
Deferred income taxes	35,803	(59)	(195)	—	35,549
Investment in subsidiaries	392,365	—	—	(392,365)	—

TOTAL ASSETS	$407,253	$348,357	$125,029	$(399,314)	$481,325

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$—	$72	$—	$72
Accounts payable	22,910	21,352	18,349	—	62,611
Accrued expenses and other	25,820	11,753	16,096	25	53,694

Total current liabilities	48,730	33,105	34,517	25	116,377

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	200,000	—	7,026	(6,974)	200,052
Other liabilities	179	1,947	4,426	—	6,552

Total long-term liabilities	200,179	1,947	11,452	(6,974)	206,604

SHAREHOLDERS’ EQUITY	158,344	313,305	79,060	(392,365)	158,344

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$407,253	$348,357	$125,029	$(399,314)	$481,325

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in thousands except for per share data, unless otherwise indicated)

Supplemental condensed consolidating financial statements (continued):

	December 31, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,363	$17	$31,952	$—	$52,332
Accounts receivable, net	42,620	32,465	25,535	(5)	100,615
Inventories, net	24,415	13,098	18,884	—	56,397
Prepaid expenses, intercompany and other	(247,317)	234,031	24,702	—	11,416
Deferred income taxes	8,454	4,205	623	—	13,282

Total current assets	(151,465)	283,816	101,696	(5)	234,042

PROPERTY, PLANT AND EQUIPMENT, net	57,947	32,791	23,266	—	114,004

OTHER ASSETS:
Goodwill	44,585	20,591	—	—	65,176
Investments and other, net	27,766	463	185	(3,435)	24,979
Deferred income taxes	37,773	(3,960)	987	—	34,800
Investment in subsidiaries	381,664	—	—	(381,664)	—

TOTAL ASSETS	$398,270	$333,701	$126,134	$(385,104)	$473,001

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$—	$109	$—	$109
Accounts payable	20,004	17,691	20,014	—	57,709
Accrued expenses and other	22,370	12,741	17,801	(5)	52,907

Total current liabilities	42,374	30,432	37,924	(5)	110,725

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	200,000	—	3,487	(3,435)	200,052
Other liabilities	291	1,902	4,426	—	6,619

Total long-term liabilities	200,291	1,902	7,913	(3,435)	206,671

SHAREHOLDERS’ EQUITY	155,605	301,367	80,297	(381,664)	155,605

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$398,270	$333,701	$126,134	$(385,104)	$473,001

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in thousands except for per share data, unless otherwise indicated)

Supplemental condensed consolidating financial statements (continued):

	For the Three Months Ended April 2, 2005
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$89,268	$59,652	$51,012	$(19,105)	$180,827
COSTS AND EXPENSES:
Cost of goods sold	74,593	42,265	37,382	(18,648)	135,592
Selling, general and administrative	12,437	7,903	10,505	(457)	30,388
Restructuring charges	—	300	1,826	—	2,126

OPERATING INCOME	2,238	9,184	1,299	—	12,721

Interest expense, net	6,022	—	(33)	—	5,989
Other (income) expense, net	(2,505)	1,658	(82)	—	(929)
Equity earnings from subsidiaries	(8,418)	—	—	8,418	—

INCOME BEFORE INCOME TAXES	7,139	7,526	1,414	(8,418)	7,661

Provision for income taxes	2,770	(509)	1,031	—	3,292

NET INCOME	$4,369	$8,035	$383	$(8,418)	$4,369

	For the Three Months Ended March 31, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$82,754	$61,545	$47,397	$(15,673)	$176,023
COSTS AND EXPENSES:
Cost of goods sold	66,121	42,180	35,208	(15,302)	128,207
Selling, general and administrative	10,881	9,562	7,989	(371)	28,061

OPERATING INCOME	5,752	9,803	4,200	—	19,755

Interest expense, net	6,279	—	(28)	—	6,251
Other (income) expense, net	(1,205)	886	44	—	(275)
Equity earnings from subsidiaries	(11,285)	—	—	11,285	—

INCOME BEFORE INCOME TAXES	11,963	8,917	4,184	(11,285)	13,779

Provision for income taxes	2,745	220	1,596	—	4,561

NET INCOME	$9,218	$8,697	$2,588	$(11,285)	$9,218

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in thousands except for per share data, unless otherwise indicated)

Supplemental condensed consolidating financial statements (continued):

	For the Three Months Ended April 2, 2005
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net cash (used) provided by operating activities	$(2,562)	$560	$(7,517)	$4,184	$(5,335)

INVESTING ACTIVITIES:
Capital expenditures	(1,923)	(541)	(1,590)	—	(4,054)
Other	4	(17)	—	13	—

Net cash used by investing activities	(1,919)	(558)	(1,590)	13	(4,054)

FINANCING ACTIVITIES:
Repayments of long-term debt	—	—	4,147	(4,184)	(37)
Share option activity	42	—	—	—	42
Other	—	—	13	(13)	—

Net cash provided by financing activities	42	—	4,160	(4,197)	5

Effect of exchange rate changes on cash and cash equivalents	—	—	(631)		(631)

Net change in cash and cash equivalents	(4,439)	2	(5,578)	—	(10,015)
Cash and cash equivalents at beginning of period	20,363	17	31,952	—	52,332

Cash and cash equivalents at end of period	$15,924	$19	$26,374	$—	$42,317

	For the Three Months Ended March 31, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net cash provided by operating activities	$4,767	$1,804	$13,611	$(13,273)	$6,909

INVESTING ACTIVITIES:
Capital expenditures	(1,950)	(1,781)	(1,019)	—	(4,750)
Other	(1)	(22)	—	23	—

Net cash used by investing activities	(1,951)	(1,803)	(1,019)	23	(4,750)

FINANCING ACTIVITIES:
Repayments of long-term debt	(7,300)	—	(5,991)	13,278	(13)
Share option activity	(581)	—	—	—	(581)
Other	—	—	28	(28)	—

Net cash used by financing activities	(7,881)	—	(5,963)	13,250	(594)

Effect of exchange rate changes on cash and cash equivalents	—	—	(46)	—	(46)

Net change in cash and cash equivalents	(5,065)	1	6,583	—	1,519
Cash and cash equivalents at beginning of period	14,535	26	9,581	—	24,142

Cash and cash equivalents at end of period	$9,470	$27	$16,164	$—	$25,661

19.	Certain prior year amounts have been reclassified to conform to their 2005 presentation in the condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is a leading, independent designer and manufacturer of highly engineered electrical and electronic components, modules and systems for the automotive, medium- and heavy-duty truck, agricultural and off-highway vehicle markets.

Our first quarter of 2005 was affected by a number of challenging industry-wide issues, including intense competition, price reductions, higher commodity costs and global excess capacity by the Company’s major customers. The Company continuously works to address these challenges by implementing a broad range of initiatives aimed to improve operating performance.

As announced in January 2005, the Company is undertaking restructuring initiatives related to the rationalization of certain manufacturing facilities. This rationalization is a result of the Company’s cost reduction initiatives. In connection with this plan, the Company recorded restructuring charges of $2.1 million for the first quarter of 2005 and expects the total cost of this restructuring effort to be approximately $8.0 million. See Note 11 to the Company’s condensed consolidated financial statements for more information.

As announced in March 2005, the Company entered into a stock purchase agreement to acquire Vimercati, S.p.A. (“Vimercati”), an Italian full service switch products supplier for the automotive industry. The purchase price to acquire Vimercati was 24.9 million euros subject to post-closing adjustments, which are based upon Vimercati’s financial position at closing. In April 2005, a minority shareholder gave notice of his intent to exercise his pre-emptive right to match our offer. At this time, because of the exercise of the pre-emptive right, the Company does not expect to close the acquisition of Vimercati. See Note 3 to the Company’s condensed consolidated financial statements for more information.

The Company recognized net income for the first quarter of 2005 of $4.4 million, or $0.19 per diluted share, compared with $9.2 million, or $0.40 per diluted share, for the first quarter of 2004.

Significant factors inherent to the Company’s markets that could affect its full-year results in 2005 include customer production volume and profitability, as well as the Company’s ability to successfully execute its planned restructuring program, to recover commodity price increases, to implement planned productivity and cost reduction initiatives, and to successfully integrate potential acquisitions. The Company’s full-year results in 2005 also depend on conditions in the automotive and commercial vehicle industries, which are generally dependent on U.S. and global economies.

Results of Operations

The Company is organized based primarily on markets served and products produced. Under this organization structure, the Company’s operating segments have been aggregated into two reportable segments: Vehicle Management & Power Distribution and Control Devices. The Vehicle Management & Power Distribution reportable segment includes results of operations from the Company’s operations that primarily design and manufacture electronic instrument clusters, electronic control units, driver information systems and electrical distribution systems, primarily wiring harnesses and connectors for electrical power and signal distribution. The Control Devices reportable segment includes results of operations from the Company’s operations that primarily design and manufacture electronic and electromechanical switches, control actuation devices and sensors, and driver information systems.

Beginning in 2005, the Company changed from a calendar year end to a 52-53 week fiscal year end. The Company’s fiscal quarters are now comprised of 13-week periods and once every seven years, starting in 2008, the fourth quarter will be 14 weeks in length. The first quarter of 2005 and 2004 ended on April 2 and March 31, respectively.

Three Months Ended April 2, 2005 Compared To Three Months Ended March 31, 2004

Net Sales. Net sales for each of the Company’s reportable segments, excluding intersegment sales, for the three months ended April 2, 2005 and March 31, 2004 are summarized in the following table:

	For the Three Months Ended
	April 2,	March 31,	$ Increase /	% Increase /
	2005	2004	(Decrease)	(Decrease)

Control Devices	$88,343	$97,811	$(9,468)	(9.7)%
Vehicle Management & Power Distribution	92,484	78,212	14,272	18.2

Total Net Sales	$180,827	$176,023	$4,804	2.7%

The decrease in net sales for the Company’s Control Devices reportable segment during the first quarter of 2005 was primarily attributable to the decrease in lower North American light vehicle production and price reductions. The increase in net sales for the Company’s Vehicle Management & Power Distribution reportable segment was primarily due to an increase in commercial vehicle production partially offset by price reductions. Net sales were also favorably affected by foreign exchange rate fluctuations relative to the U.S. dollar, which increased sales by $1.9 million.

Net sales by geographic location for the three months ended April 2, 2005 and March 31, 2004 are summarized in the following table:

	For the Three Months Ended
	April 2,	March 31,	$ Increase /	% Increase
	2005	2004	(Decrease)	/ (Decrease)

North America	$140,436	$142,535	$(2,099)	(1.5)%
Europe and Other	40,391	33,488	6,903	20.6

Total Net Sales	$180,827	$176,023	$4,804	2.7%

North American sales accounted for 77.7% of total net sales for the first quarter of 2005 compared with 81.0% for the first quarter of 2004. The decrease in North American sales was primarily attributable to decreased sales to the North American light vehicle market and price reductions. Sales outside North America accounted for 22.3% of total sales in 2005 compared with 19.0% in 2004. The increase in net sales outside North America was primarily attributable to increased commercial vehicle production and favorable currency exchange rates, partially offset by price reductions.

Cost of Goods Sold. Cost of goods sold for the first three months of 2005 increased by $7.4 million, or 5.8%, to $135.6 million from $128.2 million for the same period of 2004. As a percentage of sales, cost of goods sold increased to 75.0% in 2005 compared to 72.8% in 2004. This increase as a percentage of sales is predominately due to operational inefficiencies resulting from the Company’s restructuring efforts, price reductions required by the Company’s customers and higher commodity costs. The Company expects that these challenges will continue to affect its gross margin through the remainder of 2005.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses increased by $2.3 million to $30.4 million for the first three months of 2005 from $28.1 million for the first three months of 2004. Included in SG&A expenses for the first quarter of 2005 and 2004 were product development expenses of $11.1 million and $8.9 million, respectively. The increase in SG&A expenses reflects increased investment in the Company’s product development activities, which are focused on occupant safety, chassis, driveline and driver information products. As a percentage of sales, SG&A expenses increased to 16.8% for the first quarter of 2005 from 15.9 % for the first quarter of 2004.

Restructuring Charges. In January 2005, the Company announced that it would undertake restructuring initiatives related to the rationalization of certain manufacturing facilities. This rationalization is a result of the Company’s cost reduction initiatives. In connection with this plan, the Company recorded restructuring charges of $2.1 million for the quarter ended April 2, 2005, which include $1.8 million in severance costs and $0.3 million for asset impairments.

All restructuring charges, except for the asset impairments, will result in cash outflows. Severance costs relate to a reduction in workforce. Asset impairment charges relate primarily to the write-down of property, plant and equipment, resulting from the closure or streamlining of certain facilities. Facility closure costs primarily relate to asset relocation and lease termination costs and other exit costs include miscellaneous expenditures associated with exiting business activities. Total restructuring costs, which are related to the Control Devices reportable segment, are expected to approximate $8.0 million, which includes $4.2 million of severance costs, $1.2 million of asset related impairment charges, $2.0 million of facility closure costs and $0.6 million of other exit costs.

Income Before Income Taxes. Income before income taxes, which is the primary profitability measure used by the Company’s chief executive officer, is summarized in the following table by reportable segment for the three months ended April 2, 2005 and March 31, 2004.

	For the Three Months Ended
	April 2,	March 31,	$ Increase /
	2005	2004	(Decrease)

Control Devices	$2,006	$14,046	$(12,040)
Vehicle Management & Power Distribution	9,379	7,572	1,807
Corporate Interest	(5,859)	(6,166)	307
Other Corporate Activities	2,135	(1,673)	3,808

Income Before Income Taxes	$7,661	$13,779	$(6,118)

Income before income taxes for the first quarter of 2005 decreased by $12.0 million at the Control Devices reportable segment to $2.0 million from $14.0 million for the corresponding period in 2004, primarily as the result of restructuring activities, decreased North American light vehicle production, price reductions, higher commodity costs, and increased product development activities.

Income before income taxes for the first quarter of 2005 increased by $1.8 million at the Vehicle Management & Power Distribution reportable segment, primarily as the result of increased commercial vehicle production, offset by higher commodity costs, price reductions and increased product development activities.

Income before income taxes for the first quarter of 2005 for North America decreased by $5.2 million to $4.7 million from $9.9 million for the corresponding period in 2004. Income before income taxes for the first quarter of 2005 outside North America decreased by $0.9 million to $3.0 million from $3.9 million for the corresponding period in 2004. The decrease in the Company’s worldwide profitability was primarily due to the decrease in passenger car and light truck production, price reductions, operating inefficiencies related to restructuring efforts, higher commodity costs, and increased product development activities, partially offset by increased commercial vehicle production.

Provision for Income Taxes. The Company recognized a provision for income taxes of $3.3 million, or 43.0% of pre-tax income, and $4.6 million, or 33.1% of pre-tax income, for federal, state and foreign income taxes for the three months ended April 2, 2005 and March 31, 2004, respectively. The increase in the effective tax rate for the first quarter of 2005 compared to the first quarter of 2004 was attributable to the affect of foreign losses related to certain operations in the U.K. for which it is estimated that the tax benefit may not be realized. As a result, a valuation allowance was recorded in the first quarter.

Liquidity and Capital Resources

     Net cash (used) provided by operating activities was $(5.3) million and $6.9 million for the quarters ended April 2, 2005 and March 31, 2004, respectively. The increase in net cash used by operating activities of $12.2 million was primarily due to a decrease in net income of $4.8 million and higher uses of cash for working capital requirements.

     Net cash used by investing activities was $4.1 million and $4.8 million for the quarters ended April 2, 2005 and March 31, 2004, respectively, and related entirely to capital expenditures.

     Net cash used by financing activities for the quarter ended March 31, 2004 was $0.6 million, and related almost entirely to share option activity.

     As discussed in Note 5 to the Company’s condensed consolidated financial statements, the Company has entered into foreign currency forward contracts with a notional value of $18.0 million to reduce exposure related to the Company’s krona- and pound-denominated receivables. The estimated fair value of these contracts at April 2, 2005, per quoted market sources, was approximately $(0.2) million. The Company has entered into foreign currency option contracts with a notional value of $0.3 million to reduce the risk associated with the Company’s other known foreign currency exposures. The estimated fair value of these contracts at April 2, 2005, per quoted market sources, was approximately $(0.1) million. The foreign currency forward contracts are marked to market, with gains and losses recognized in the Company’s condensed consolidated statement of operations as a component of other income. The option contracts are marked to market, with gains and losses recognized in the Company’s condensed consolidated statement of operations as a component of operating income. The Company’s forward foreign exchange and option contracts substantially offset gains and losses on the underlying foreign-denominated transactions. The Company does not enter into financial instruments for speculative or profit motivated purposes. Management believes that its use of these instruments to reduce risk is in the Company’s best interest.

     As discussed in Note 12 to the Company’s condensed consolidated financial statements, a judgment was entered against the Company on January 15, 2004 whereby the plaintiffs alleged in their complaint that a Company fuel valve installed as a replacement part on a truck caused a fire after an accident resulting in a death. The plaintiffs are the parents of the decedent. The judgment entered against the Company was approximately $36.5 million. The Company denied its fuel valve contributed to the fire and believed that there were valid grounds to reverse the judgment on appeal. An appellate hearing of this judgment was held during the first quarter of 2005. The Company has recently been advised that its legal counsel and the plaintiffs counsel have entered into a written agreement dated April 11, 2005 to settle this litigation. The court of appeals has been advised to abate its decision while the parties finalize the necessary documentation. When the documentation is complete, the parties will request that the court of appeals remand to the trial court. The trial court will be presented with a proposed order agreed to by both parties to enter a final judgment. The settlement amount is covered by the Company’s insurance.

     Future capital expenditures are expected to increase as management targets specific growth opportunities and future organic growth is expected to be funded through cash flows from operations. Management will continue to focus on reducing its weighted average cost of capital and believes that cash flows from operations and the availability of funds from the Company’s credit facilities and senior notes will provide sufficient liquidity to meet the Company’s future growth and operating needs. As outlined in Note 9 to the Company’s condensed consolidated financial statements, the Company has a revolving credit facility of which $96.1 million was available at April 2, 2005. The Company also had $42.3 million in available cash at April 2, 2005, and believes it will have access to the debt and equity markets should the need arise.

Inflation and International Presence

     Management believes that the Company’s operations have not historically been adversely affected by inflation; however, given the current economic climate and recent increases in certain commodity prices, management believes that a continuation of such price increases could significantly affect the Company’s profitability. By operating internationally, the Company is affected by the economic conditions of certain countries. Based on the current economic conditions in these countries, management believes the Company is not significantly exposed to adverse economic conditions.

Forward-Looking Statements

     Portions of this report contain “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, the Company’s (i) future product and facility expansion, (ii) acquisition strategy, (iii) investments and new product development, and (iv) growth opportunities related to awarded business. Forward-looking statements may be identified by the words “will,” “may,” “designed to,” “believes,” “plans,” “expects,” “continue,” and similar words and expressions. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other factors:

•	the loss or bankruptcy of a major customer;

•	a significant change in automotive, medium- and heavy-duty truck or agricultural and off-highway vehicle production;

•	a significant change in general economic conditions in any of the various countries in which the Company operates;

•	labor disruptions at the Company’s facilities or at any of the Company’s significant customers or suppliers;

•	the ability of the Company’s suppliers to supply it with parts and components at competitive prices on a timely basis;

•	the amount of debt and the restrictive covenants contained in the Company’s credit facility;

•	customer acceptance of new products;

•	capital availability or costs, including changes in interest rates or market perceptions of the Company;

•	changes by the Financial Accounting Standards Board or the Securities and Exchange Commission of authoritative generally accepted accounting principles or policies;

•	the successful integration of any acquired businesses;

•	the impact of laws and regulations, including the Sarbanes-Oxley Act of 2002 and environmental laws and regulations; and

•	the occurrence or non-occurrence of circumstances beyond the Company’s control.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     From time to time, the Company is exposed to certain market risks, primarily resulting from the effects of changes in interest rates. At April 2, 2005, however, all of the Company’s outstanding debt was fixed-rate debt.

Commodity Price Risk

     The Company’s risk related to commodity prices has historically not been material; however, given the current economic climate and the recent increases in certain commodity costs, the Company currently is experiencing an increased risk particularly with respect to the purchase of copper and resins. The Company is managing this risk through a combination of fixed-price agreements, staggered short-term contract maturities and commercial negotiations with its suppliers. The Company may also consider pursuing alternative commodities or alternative suppliers to mitigate this risk over a period of time. At this time, the Company does not intend to use financial instruments to mitigate this risk. The recent increases in certain commodity costs have negatively affected the Company’s operating results, and a continuation of such price increases could significantly affect its profitability.

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

     There have been no material changes to the Company’s exposures to market risk since December 31, 2004, as reported in the Company’s 2004 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

     As of April 2, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (CEO) and chief financial officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of April 2, 2005.

     There were no changes in the Company’s internal control over financial reporting during the quarter ended April 2, 2005 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

     On January 15, 2004, a judgment was entered against the Company in the District Court (365th Judicial District) in Maverick County, Texas. The plaintiffs alleged in their complaint that a Company fuel valve installed as a replacement part on a truck caused a fire after an accident resulting in a death. The plaintiffs are the parents of the decedent. The judgment entered against the Company was approximately $36.5 million. The Company denied its fuel valve contributed to the fire and believed that there were valid grounds to reverse the judgment on appeal. An appellate hearing of this judgment was held during the first quarter of 2005. The Company has recently been advised that its legal counsel and the plaintiff’s counsel have entered into a written agreement dated April 11, 2005 to settle this litigation. The court of appeals has been advised to abate its decision while the parties finalize the necessary documentation. When the documentation is complete, the parties will request that the court of appeals remand to the trial court. The trial court will be presented with a proposed order agreed to by both parties to enter a final judgment. The settlement amount is covered by the Company’s insurance.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

2.1	Stock purchase agreement by and between GE Capital Equity Holdings, Inc., 3i Group plc, 3i Europartners II LP, Roberto Poli and Alberto Bombonato (collectively, the sellers) and Stoneridge, Inc. (the purchaser) to purchase Vimercati S.p.A., filed herewith.

10.1	Summary of executive compensation, filed herewith.

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused lthis report to be signed on its behalf by the undersigned thereunto duly authorized.

STONERIDGE, INC.
Date: May 12, 2005	/s/ Gerald V. Pisani
Gerald V. Pisani
President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2005	/s/ Joseph M. Mallak
Joseph M. Mallak
Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)

STONERIDGE, INC.

EXHIBIT INDEX

Exhibit
Number	Exhibit

2.1	Stock purchase agreement by and between GE Capital Equity Holdings, Inc., 3i Group plc, 3i Europartners II LP, Roberto Poli and Alberto Bombonato (collectively, the sellers) and Stoneridge, Inc. (the purchaser) to purchase Vimercati S.p.A., filed herewith.

10.1	Summary of executive compensation, filed herewith.

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.