Form 10-Q
period 2005-07-02
STONERIDGE INC
filed 2005-08-05
CIK 1043337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended July 2, 2005	Commission File Number 001-13337
STONERIDGE, INC.
(Exact name of registrant as specified in its charter)

Ohio	34-1598949

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9400 East Market Street, Warren, Ohio	44484

(Address of principal executive offices)	(Zip Code)
(330) 856-2443
Registrant’s telephone number, including area code
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐
The number of Common Shares, without par value, outstanding as of July 20, 2005 was 23,212,366.

STONERIDGE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
STONERIDGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	July 2,	December 31,
	2005	2004
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$44,570	$52,332
Accounts receivable, net	114,812	100,615
Inventories, net	57,977	56,397
Prepaid expenses and other	16,133	11,416
Deferred income taxes	9,196	13,282

Total current assets	242,688	234,042

PROPERTY, PLANT AND EQUIPMENT, net	109,682	114,004
OTHER ASSETS:
Goodwill	65,176	65,176
Investments and other, net	26,776	24,979
Deferred income taxes	36,100	34,800

TOTAL ASSETS	$480,422	$473,001

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$46	$109
Accounts payable	63,153	57,709
Accrued expenses and other	50,719	52,907

Total current liabilities	113,918	110,725

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	200,044	200,052
Other liabilities	6,415	6,619

Total long-term liabilities	206,459	206,671

SHAREHOLDERS’ EQUITY:
Preferred shares, without par value, 5,000 authorized, none issued	—	—
Common shares, without par value, 60,000 authorized, 23,212 (net of 12 treasury shares) and 22,780 (net of 8 treasury shares) issued and outstanding at July 2, 2005 and December 31, 2004, respectively, with no stated value	—	—
Additional paid-in capital	146,508	145,764
Retained earnings	13,439	6,255
Accumulated other comprehensive income	98	3,586

Total shareholders’ equity	160,045	155,605

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$480,422	$473,001

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands except for per share data)

	For the Three Months		For the Six Months
	Ended		Ended
	July 2,	June 30,	July 2,	June 30,
	2005	2004	2005	2004
NET SALES	$180,307	$178,056	$361,134	$354,079

COSTS AND EXPENSES:
Cost of goods sold	138,492	132,428	274,083	260,635
Selling, general and administrative	31,128	25,848	61,517	53,909
Restructuring charges	1,678	205	3,804	205

OPERATING INCOME	9,009	19,575	21,730	39,330

Interest expense, net	6,048	6,245	12,037	12,497
Other income, net	(1,669)	(124)	(2,598)	(400)

INCOME BEFORE INCOME TAXES	4,630	13,454	12,291	27,233

Provision for income taxes	1,815	4,172	5,107	8,733

NET INCOME	$2,815	$9,282	$7,184	$18,500

BASIC NET INCOME PER SHARE	$0.12	$0.41	$0.32	$0.82

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	22,695	22,604	22,689	22,584

DILUTED NET INCOME PER SHARE	$0.12	$0.41	$0.31	$0.81

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	22,985	22,873	22,933	22,849

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Six Months Ended
	July 2,	June 30,
	2005	2004
OPERATING ACTIVITIES:
Net income	$7,184	$18,500
Adjustments to reconcile net income to net cash provided (used) by operating activities-
Depreciation	13,503	12,590
Amortization of intangible assets	141	139
Amortization of debt financing costs	617	710
Deferred income taxes	2,939	4,488
Equity earnings of unconsolidated subsidiaries	(1,830)	(546)
(Gain) loss on sale of fixed assets	(339)	180
Share-based compensation expense	742	537
Changes in operating assets and liabilities-
Accounts receivable, net	(17,376)	(25,632)
Inventories, net	(3,219)	(7,243)
Prepaid expenses and other	(5,146)	(3,183)
Other assets	263	63
Accounts payable	7,862	11,043
Accrued expenses and other	(387)	7,750

Net cash provided by operating activities	4,954	19,396

INVESTING ACTIVITIES:
Capital expenditures	(12,366)	(11,428)
Proceeds from sale of fixed assets	1,654	—

Net cash used by investing activities	(10,712)	(11,428)

FINANCING ACTIVITIES:
Repayments of long-term debt	(71)	(263)
Share-based compensation activity	55	(432)

Net cash used by financing activities	(16)	(695)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,988)	(80)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(7,762)	7,193

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	52,332	24,142

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$44,570	$31,335

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except for per share data, unless otherwise indicated)
1.	The accompanying condensed consolidated financial statements have been prepared by Stoneridge, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the Commission’s rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the footnotes thereto included in the Company’s 2004 Annual Report on Form 10-K.

The results of operations for the three and six months ended July 2, 2005 are not necessarily indicative of the results expected for the full year.

2.	Beginning in 2005, the Company changed from a calendar year end to a 52-53 week fiscal year end. The Company’s fiscal quarters are now comprised of 13-week periods and once every seven years, starting in 2008, the fourth quarter will be 14 weeks in length. The second quarter of 2005 and 2004 ended on July 2 and June 30, respectively.

3.	On March 24, 2005, the Company entered into a stock purchase agreement with GE Capital Equity Holdings, Inc., 3i Group plc, 3i Europartners II LP, Roberto Poli and Alberto Bombonato to acquire for 24.9 million euros, subject to post closing adjustments, Vimercati, S.p.A. (“Vimercati”), an Italian full service switch products supplier for the automotive industry. The closing of the purchase of Vimercati was conditioned on (i) customary closing conditions, and (ii) the pre-emptive right of a Vimercati shareholder. In April 2005, this shareholder gave notice of his intent to exercise his pre-emptive right. In May 2005, pursuant to the pre-emptive right, the shareholder acquired the remaining outstanding shares of Vimercati. Therefore, the stock purchase agreement was terminated and pursuant to the termination provisions of the stock purchase agreement, the Company recovered a substantial portion of acquisition-related expenses.

4.	Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for approximately 75% and 67% of the Company’s inventories at July 2, 2005 and December 31, 2004, respectively, and by the first-in, first-out (FIFO) method for all other inventories. Inventory cost includes material, labor and overhead. Inventories consist of the following:

	July 2,	December 31,
	2005	2004
Raw materials	$30,837	$31,583
Work in progress	11,511	10,216
Finished goods	17,007	15,685

	59,355	57,484
Less: LIFO reserve	(1,378)	(1,087)

Total	$57,977	$56,397

5.	A financial instrument is cash or a contract that imposes an obligation to deliver, or conveys a right to receive cash or another financial instrument. The carrying values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. The estimated fair value of the Company’s fixed rate debt at July 2, 2005, per quoted market sources, was $203.6 million and the carrying value was $200.0 million.

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
The Company’s foreign currency forward contracts have a notional value of $18.6 million and reduce exposure related to the Company’s krona and pound denominated receivables. The estimated fair value of these contracts at July 2, 2005, per quoted market sources, was approximately $1.0 million. The Company’s foreign currency option contracts have a notional value of $0.3 million and reduce the risk associated with the Company’s other known foreign currency exposures. The estimated fair value of these contracts at July 2, 2005, per quoted market sources, was approximately $0.3 million.
6.	Under Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangible Assets,” goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. The Company performs its annual impairment test of goodwill as of October 1. In the fourth quarter of 2004, the Company determined that the carrying value of one of the Company’s reporting units, which is included in the Control Devices reportable segment, exceeded its fair value by $183.5 million. The corresponding write-down of goodwill to its fair value was reported as a component of operating loss in the Company’s consolidated statement of operations for the fourth quarter of 2004.

There was no change in the carrying value of goodwill by reportable segment during the first six months of 2005.

7.	At July 2, 2005, the Company had three share-based compensation plans. One plan is for employees and two plans are for non-employee directors. Prior to the second quarter of 2005, the Company accounted for its plans under the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” adopted prospectively for all employee and director awards granted, modified or settled after January 1, 2003, under the provisions of SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS 123.” Because the Company adopted the fair value method on a prospective basis, the cost related to share-based compensation recognized during the three and six month periods ended July 2, 2005 and June 30, 2004 is less than that which would have been recognized if the fair value method had been applied to all awards granted since the original effective date of SFAS 123.

Effective at the beginning of the second quarter of 2005, the Company adopted SFAS 123(R), “Share-Based Payment,” using the modified-prospective-transition method. Because the Company had previously adopted the fair value recognition provisions required by SFAS 123, and due to the fact that all unvested awards at the time of adoption were being recognized under a fair value approach, the adoption of SFAS 123(R) did not impact the Company’s operating income, income before income taxes, net income, cash flow from operating activities, cash flow from financing activities, or basic and diluted net income per share for the three and six month periods ended July 2, 2005.

The following table illustrates the effect on net income and net income per share if the fair value method had been applied to all outstanding and unvested awards in each period.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except for per share data, unless otherwise indicated)

	For the Three		For the Six
	Months Ended		Months Ended
	July 2,	June 30,	July 2,	June 30,
	2005	2004	2005	2004
Net income, as reported	$2,815	$9,282	$7,184	$18,500

Add: Share-based compensation expense included in reported net income, net of related tax effects	260	160	463	336

Deduct: Total share-based compensation expense determined under the fair value method for all awards, net of related tax effects	(260)	(185)	(465)	(378)

Pro forma net income	$2,815	$9,257	$7,182	$18,458

Net income per share:
Basic — as reported	$0.12	$0.41	$0.32	$0.82

Basic — pro forma	$0.12	$0.41	$0.32	$0.82

Diluted — as reported	$0.12	$0.41	$0.31	$0.81

Diluted — pro forma	$0.12	$0.41	$0.31	$0.81

Total compensation expense recognized in the condensed consolidated statements of operations for share-based compensation arrangements was $416 and $256 for the three months ended July 2, 2005 and June 30, 2004, respectively. For the six months ended July 2, 2005 and June 30, 2004, total compensation expense recognized in the condensed consolidated statements of operations for share-based compensation arrangements was $742 and $537, respectively. The total income tax benefit recognized in the condensed consolidated statements of operations for share-based compensation arrangements was $156 and $96 for the three months ended July 2, 2005 and June 30, 2004, respectively. For the six months ended July 2, 2005 and June 30, 2004, the total income tax benefit recognized in the condensed consolidated statements of operations for share-based compensation arrangements was $279 and $201, respectively. There was no compensation cost capitalized as inventory or fixed assets for either 2005 or 2004.
In October 1997, the Company adopted a Long-Term Incentive Plan (Incentive Plan). The Company has reserved 2,500,000 Common Shares for issuance to officers and other key employees under the Incentive Plan. Under the Incentive Plan, the Company has granted cumulative options to purchase 1,594,500 Common Shares to management with exercise prices equal to the fair market value of the Company’s Common Shares on the date of grant. The options issued cliff-vest ratably from one to five years after the date of grant. In addition, the Company has also issued 495,300 restricted Common Shares under the Incentive Plan, of which 232,000 are time-based with graded vesting (graded vesting attribution method) over a period of one to four years while the remaining 263,300 restricted Common Shares are performance-based. Approximately one-half of the performance-based restricted Common Share awards vest and will no longer be subject to forfeiture upon the recipient remaining an employee of the Company for three years from time of grant and upon the achievement of certain net income per share targets established by the Company. The remaining one-half of the performance-based restricted Common Share awards also vest and will no longer be subject to forfeiture upon the recipient remaining an employee for three years from time of grant and upon the Company’s attainment of certain targets of performance measured against a peer group’s performance in terms of total return to shareholders. The actual number of restricted Common Shares to ultimately vest will depend on the Company’s level of achievement of the targeted performance measures and the

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except for per share data, unless otherwise indicated)
employees’ attainment of the defined service requirements. Restricted Common Shares awarded under the Incentive Plan entitle the shareholder to all the rights of Common Share ownership except that the shares may not be sold, transferred, pledged, exchanged, or otherwise disposed of during the forfeiture period.
In May 2001, the Company issued options to purchase 60,000 Common Shares to directors of the Company with exercise prices equal to the fair market value of the Company’s Common Shares on the date of grant. The options granted cliff-vest one year after the date of grant.
In May 2002, the Company adopted the Director Share Option Plan (Director Option Plan). The Company has reserved 500,000 Common Shares for issuance under the Director Option Plan. Under the Director Option Plan, the Company has granted cumulative options to purchase 86,000 Common Shares to directors of the Company with exercise prices equal to the fair market value of the Company’s Common Shares on the date of grant. The options granted cliff-vest one year after the date of grant.
In April 2005, the Company adopted the Directors’ Restricted Shares Plan (Director Share Plan). The Company has reserved 300,000 Common Shares for issuance under the Director Share Plan. Under the Director Share Plan, the Company has cumulatively issued 41,600 restricted Common Shares, which will cliff-vest over a period of one year.
The fair value of options granted under the Incentive Plan and Director Option Plan was estimated at the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted in the following table. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of options granted is derived from the output of the option-pricing model and represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on historical volatility of the Company’s Common Shares.

	2004	2003	2002
Risk-free interest rate	1.43%	2.44%	4.71%
Expected dividend yield	0.00%	0.00%	0.00%
Expected lives (in years)	1.0	3.0	7.5
Expected volatility	35.18%	46.52%	59.47%
A summary of option activity under the plans noted above as of July 2, 2005, and changes during the six month period then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Share	Exercise	Contractual
	Options	Price	Term
Outstanding at December 31, 2004	828,850	$11.24
Granted	—	—
Forfeited	(9,000)	10.39
Expired	(20,500)	10.90
Exercised	(10,000)	7.81

Outstanding at July 2, 2005	789,350	$11.30	5.77

Exercisable at July 2, 2005	786,850	$11.31	5.77

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except for per share data, unless otherwise indicated)
The weighted-average grant-date fair value of options granted was $2.28 for both the three and six month periods ended June 30, 2004. There have been no options granted in 2005. The total intrinsic value of options exercised during the three months ended July 2, 2005 and June 30, 2004 was $13 and $220, respectively. For the six months ended July 2, 2005 and June 30, 2004, the total intrinsic value of options exercised was $33 and $2,957, respectively. As of July 2, 2005, the aggregate intrinsic value of both outstanding and exercisable options was zero.
The fair value of the nonvested time-based restricted Common Share awards was calculated using the market value of the shares on the date of issuance. The weighted-average grant-date fair value of shares granted was $10.23 for both the three and six months ended July 2, 2005. The weighted-average grant-date fair value of shares granted was $15.73 for both the three and six months ended June 30, 2004.
The fair value of the nonvested performance-based restricted Common Share awards with a performance condition, requiring the Company to obtain certain net income per share targets, was calculated using the market value of the shares on the date of issuance. The fair value of the nonvested performance-based restricted Common Share awards with a market condition, which measures the Company’s performance against a peer group’s performance in terms of total return to shareholders, was calculated using valuation techniques incorporating the Company’s historical total return to shareholders in comparison to its peers to determine the expected outcomes related to these awards.
A summary of the status of the Company’s nonvested restricted Common Shares as of July 2, 2005, and the changes during the six-month period then ended, is presented below:

	Time-Based Awards		Performance-Based Awards
		Weighted-		Weighted-
		Average		Average
		Grant-Date		Grant-Date
Nonvested Restricted Common Shares	Shares	Fair Value	Shares	Fair Value
Nonvested at January 1, 2005	100,100	$15.14	—	$—
Granted	165,200	10.23	263,300	8.24
Vested	(14,401)	15.74	—	—
Forfeited	(4,175)	14.89	—	—

Nonvested at July 2, 2005	246,724	11.82	263,300	8.24

As of July 2, 2005, total unrecognized compensation cost related to nonvested time-based restricted Common Share awards granted was $1,967. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of shares vested based on service conditions during the three and six months ended July 2, 2005 was $110 and $117, respectively. No time-based restricted Common Share awards vested during the three or six month periods ended June 30, 2004.
As of July 2, 2005, total unrecognized compensation cost related to nonvested performance-based restricted Common Share awards granted was $699. That cost is expected to be recognized over a weighted-average period of 2.8 years. No performance-based restricted Common Share awards have vested as of July 2, 2005.
Cash received from option exercises under all share-based payment arrangements for the six months ended July 2, 2005 and June 30, 2004 was $55 and $312, respectively. The actual tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements totaled $51 and $1,109 for the six months ended July 2, 2005 and June 30, 2004, respectively.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except for per share data, unless otherwise indicated)
8.	Other comprehensive loss includes foreign currency translation adjustments and gains and losses from certain foreign currency transactions, minimum pension liability adjustments, and unrealized gains and losses on available-for-sale marketable securities. All components of other comprehensive loss are recorded net of related taxes. Comprehensive income consists of the following:

	For the Three		For the Six
	Months Ended		Months Ended
	July 2,	June 30,	July 2,	June 30,
	2005	2004	2005	2004
Net income	$2,815	$9,282	$7,184	$18,500
Other comprehensive loss:
Currency translation adjustments	(1,657)	(1,019)	(3,728)	(888)
Minimum pension liability adjustments	157	20	224	(19)
Unrealized gain (loss) on marketable securities	6	(5)	16	17

	(1,494)	(1,004)	(3,488)	(890)

Comprehensive income	$1,321	$8,278	$3,696	$17,610

9.	On May 1, 2002, the Company issued $200.0 million aggregate principal amount of senior notes. The $200.0 million senior notes bear interest at an annual rate of 11.50% Senior notes, due 2012. The senior notes are redeemable in May 2007 at 105.75. Interest is payable on May 1 and November 1 of each year. On July 1, 2002, the Company completed an exchange offer of the senior notes for substantially identical notes registered under the Securities Act of 1933.

In conjunction with the issuance of the senior notes, the Company also entered into a new $200.0 million credit agreement with a bank group. The credit agreement had the following components: a $100.0 million revolving facility (of which $96.1 million was available at July 2, 2005, after consideration of outstanding letters of credit), which includes a $10.0 million swing line facility and a $100.0 million term facility. The revolving facility expires on April 30, 2008 and requires a commitment fee of 0.375% to 0.500% on the unused balance. The revolving facility permits the Company to borrow up to half its borrowings in specified foreign currencies. Interest is payable quarterly at either (i) the prime rate plus a margin of 0.25% to 1.25% or (ii) LIBOR plus a margin of 1.75% to 2.75%, depending upon the Company’s ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA), as defined. Interest on the swing line facility is payable monthly at the quoted overnight borrowing rate plus a margin of 1.75% to 2.75%, depending upon the Company’s ratio of consolidated total debt to consolidated EBITDA, as defined.

Long-term debt consists of the following:

	July 2,	December 31,
	2005	2004
11 1/2% Senior notes, due 2012	$200,000	$200,000
Other	90	161

	200,090	200,161
Less: Current portion	(46)	(109)

	$200,044	$200,052

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

	For the Three		For the Six
	Months Ended		Months Ended
	July 2,	June 30,	July 2,	June 30,
	2005	2004	2005	2004
Basic weighted-average shares outstanding	22,695	22,604	22,689	22,584
Effect of dilutive securities	290	269	244	265

Diluted weighted-average shares outstanding	22,985	22,873	22,933	22,849

Options to purchase 483 and 475 Common Shares at an average price of $13.94 and $16.56 per share were outstanding during the second quarter of 2005 and 2004, respectively. Options to purchase 300 and 475 Common Shares at an average price of $16.11 and $16.56 per share were outstanding during the first six months of 2005 and 2004, respectively. These outstanding options were not included in the computation of diluted net income per share because their respective exercise prices were greater than the average market price of Common Shares and, therefore, their effect would have been anti-dilutive.
11.	The Company has announced restructuring initiatives related to the rationalization of certain manufacturing facilities in the high cost regions of Europe and North America. This rationalization is part of the Company’s cost reduction initiatives. In connection with this plan, the Company recorded restructuring charges of $1,678 and $3,804 in the Company’s condensed consolidated statement of operations for the three and six-month periods ended July 2, 2005. The restructuring charges related to the Control Devices reportable segment included the following:

		Asset-	Facility
	Severance	Related	Closure	Other
	Costs	Charges	Costs	Costs	Total

Total expected restructuring charge	$3,500	$983	$1,280	$625	$6,388

Balance at March 31, 2004	$—	$—	$—	$—	$—

Second quarter charge to expense	—	205	—	—	205
Third quarter charge to expense	—	202	—	118	320
Fourth quarter charge to expense	1,068	207	—	287	1,562
Cash payments	(590)	—	—	(405)	(995)
Non-cash utilization	—	(614)	—	—	(614)

Balance at December 31, 2004	$478	$—	$—	$—	$478

First quarter charge to expense	1,698	206	—	7	1,911
Second quarter charge to expense	586	163	746	174	1,669
Cash payments	(2,149)	—	—	(181)	(2,330)
Non-cash utilization	—	(369)	—	—	(369)

Balance at July 2, 2005	$613	$—	$746	$—	$1,359

Remaining expected restructuring charge	$148	$—	$534	$39	$721

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except for per share data, unless otherwise indicated)
The restructuring charges related to the Vehicle Management & Power Distribution reportable segment included the following:

		Asset-
	Severance	Related
	Costs	Charges	Total

Total expected restructuring charge	$1,013	$127	$1,140

Balance at December 31, 2004	$—	$—	$—

First quarter charge to expense	88	127	215
Second quarter charge to expense	9	—	9
Cash payments	(52)	—	(52)
Non-cash utilization	—	(127)	(127)

Balance at July 2, 2005	$45	$—	$45

Remaining expected restructuring charge	$916	$—	$916

All restructuring charges, except for the asset-related charges, result in cash outflows. Asset-related charges primarily relate to accelerated depreciation and the write-down of property, plant and equipment, resulting from the closure or streamlining of certain facilities. Severance costs relate to a reduction in workforce. Facility closure costs primarily relate to asset relocation and lease termination costs. Other exit costs include miscellaneous expenditures associated with exiting business activities. At this time, the Company expects that these restructuring efforts will be substantially completed during the second quarter of 2006.
12.	In the ordinary course of business, the Company is involved in various legal proceedings, workers’ compensation and product liability disputes. The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of operations, cash flows or the financial position of the Company.

As previously disclosed, a judgment was entered against the Company in the District Court (365th Judicial District) in Maverick County, Texas on January 15, 2004. The plaintiffs alleged in their complaint that a Company fuel valve installed as a replacement part on a truck caused a fire after an accident resulting in a death. The plaintiffs are the parents of the decedent. The final judgment entered against the Company was approximately $36.5 million. The Company denied its fuel valve contributed to the fire and believed that there were valid grounds to reverse the judgment on appeal. In the second quarter of 2005, the Company settled this case with the plaintiffs. A final judgment was entered by the trial court on June 21, 2005. The Company’s insurance covered 100% of the settlement amount. As a result, the resolution of this litigation did not have an impact on the Company’s condensed consolidated statement of operations.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except for per share data, unless otherwise indicated)
13.	The Company has a single defined benefit pension plan that covers certain employees in the United Kingdom and a single postretirement benefit plan that covers certain employees in the United States. Components of net periodic pension and postretirement benefit cost are as follows:

	Pension Benefit Plan
	For the Three Months Ended		For the Six Months Ended
	July 2,	June 30,	July 2,	June 30,
	2005	2004	2005	2004
Service cost	$18	$18	$37	$36
Interest cost	249	217	506	438
Expected return on plan assets	(258)	(244)	(525)	(492)
Amortization of actuarial loss	74	14	150	28

Net periodic benefit cost	$83	$5	$168	$10

	Postretirement Benefit Plan
	For the Three Months Ended		For the Six Months Ended
	July 2,	June 30,	July 2,	June 30,
	2005	2004	2005	2004
Service cost	$23	$23	$46	$46
Interest cost	22	22	44	44

Net periodic benefit cost	$45	$45	$90	$90

The Company previously disclosed in its financial statements for the year ended December 31, 2004 that it expected to contribute $183 to its defined benefit pension plan in 2005. As of July 2, 2005, the Company has not yet made any contributions to its defined benefit pension plan in 2005 but plans to make the expected contribution during the third quarter of 2005.
14.	The Company recognized a provision for income taxes of $1,815, or 39.2% of pre-tax income, and $4,172, or 31.0% of pre-tax income, for federal, state and foreign income taxes for the three months ended July 2, 2005 and June 30, 2004, respectively. For the six months ended July 2, 2005 and June 30, 2004, respectively, the Company recognized a provision for income taxes of $5,107, or 41.6% of pre-tax income, and $8,733, or 32.1% of pre-tax income, for federal, state and foreign income taxes. The increase in the effective tax rate for both the second quarter of 2005 compared to the second quarter of 2004 and the first six months of 2005 compared to the first six months of 2004 was attributable to the affect of foreign losses related to certain operations in the United Kingdom. The Company believes that the related tax benefit may not be realized. Therefore, a valuation allowance was recorded against the deferred tax assets associated with those foreign losses for both the first and second quarter of 2005.

15.	In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 151, “Inventory Costs,” as an amendment to ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage). This Statement requires that these items be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This Statement becomes effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS 151 to have a material impact on the Company’s consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except for per share data, unless otherwise indicated)
16.	Certain prior period amounts have been reclassified to conform to their 2005 presentation in the condensed consolidated financial statements.

17.	SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise that are evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the chief executive officer.

The Company has two reportable segments: Vehicle Management & Power Distribution and Control Devices. These reportable segments were determined based on the differences in the nature of the products offered. The Vehicle Management & Power Distribution reportable segment produces electronic instrument clusters, electronic control units, driver information systems and electrical distribution systems, primarily wiring harnesses and connectors for electrical power and signal distribution. The Control Devices reportable segment produces electronic and electromechanical switches and control actuation devices and sensors.

As a result of changes in executive leadership during 2004, the Company realigned senior management responsibilities under four operating segments effective for the fourth quarter of 2004. These four operating segments are aggregated for reporting purposes into the Company’s Vehicle Management & Power Distribution and Control Devices reportable segments. The Company’s chief executive officer also changed the profit measure used to evaluate the business to “Income Before Income Taxes.” In addition to the 2004 changes, the Company further realigned management responsibilities effective for the second quarter of 2005. As a result, a component within the Control Devices reportable segment was realigned to the Vehicle Management & Power Distribution reportable segment. Because the Company changed the structure of its internal organization in a manner that caused the composition of its reportable segments to change, the corresponding information for prior periods has been adjusted to conform to the current year reportable segment presentation.

The accounting policies of the Company’s reportable segments are the same as those described in Note 2, “Summary of Significant Accounting Policies,” of the Company’s December 31, 2004 Form 10-K. The Company’s chief executive officer evaluates the performance of its reportable segments based primarily on revenues from external customers, capital expenditures and income before income taxes. Intersegment sales are accounted for on terms similar to those to third parties and are eliminated upon consolidation.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except for per share data, unless otherwise indicated)
A summary of financial information by reportable operating segment is as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	July 2,	June 30,	July 2,	June 30,
Net Sales	2005	2004	2005	2004
Control Devices	$80,623	$85,134	$162,427	$175,815
Intersegment sales	660	722	1,516	1,304

Control Devices net sales	81,283	85,856	163,943	177,119

Vehicle Management & Power Distribution	99,684	92,922	198,707	178,264
Intersegment sales	3,707	3,902	8,527	8,311

Vehicle Management & Power Distribution net sales	103,391	96,824	207,234	186,575

Eliminations	(4,367)	(4,624)	(10,043)	(9,615)

Total consolidated net sales	$180,307	$178,056	$361,134	$354,079

	For the Three		For the Six
	Months Ended		Months Ended
	July 2,	June 30,	July 2,	June 30,
Income Before Income Taxes	2005	2004	2005	2004
Control Devices	$510	$9,490	$2,894	$22,719
Vehicle Management & Power Distribution	7,514	8,806	16,514	17,196
Other corporate activities	2,471	1,335	4,607	(338)
Corporate interest expense	(5,865)	(6,177)	(11,724)	(12,344)

Total consolidated income before income taxes	$4,630	$13,454	$12,291	$27,233

	For the Three		For the Six
	Months Ended		Months Ended
	July 2,	June 30,	July 2,	June 30,
Depreciation and Amortization	2005	2004	2005	2004
Control Devices	$4,645	$4,233	$9,270	$8,249
Vehicle Management & Power Distribution	2,025	2,137	4,180	4,331
Corporate activities	96	75	194	149

Total consolidated depreciation and amortization	$6,766	$6,445	$13,644	$12,729

	For the Three		For the Six
	Months Ended		Months Ended
	July 2,	June 30,	July 2,	June 30,
Interest Expense (Income)	2005	2004	2005	2004
Control Devices	$154	$(16)	$246	$(28)
Vehicle Management & Power Distribution	29	84	68	181
Corporate activities	5,865	6,177	11,723	12,344

Total consolidated interest expense	$6,048	$6,245	$12,037	$12,497

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except for per share data, unless otherwise indicated)

	For the Three		For the Six
	Months Ended		Months Ended
	July 2,	June 30,	July 2,	June 30,
Capital Expenditures	2005	2004	2005	2004
Control Devices	$4,424	$4,259	$6,741	$6,676
Vehicle Management & Power Distribution	3,881	2,406	5,526	4,719
Corporate activities	7	14	99	33

Total consolidated capital expenditures	$8,312	$6,679	$12,366	$11,428

The following table presents net sales and non-current assets for each of the geographic areas in which the Company operates:

	For the Three		For the Six
	Months Ended		Months Ended
	July 2,	June 30,	July 2,	June 30,
Net Sales	2005	2004	2005	2004
North America	$142,835	$143,534	$283,271	$286,069
Europe and other	37,472	34,522	77,863	68,010

Total consolidated net sales	$180,307	$178,056	$361,134	$354,079

	July 2,	December 31,
Non-Current Assets	2005	2004
North America	$214,799	$183,604
Europe and other	22,935	55,355

Total non-current assets	$237,734	$238,959

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

Presented below are summarized condensed consolidating financial statements of the Parent (which includes certain of the Company’s operating units), the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the Company on a consolidated basis, as of July 2, 2005 and December 31, 2004, and for the three and six months ended July 2, 2005 and June 30, 2004.

These summarized condensed consolidating financial statements are prepared under the equity method. Separate financial statements for the Guarantor Subsidiaries are not presented based on management’s determination that they do not provide additional information that is material to investors. Therefore, the Guarantor Subsidiaries are combined in the presentation below.

	July 2, 2005
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,465	$32	$30,073	$—	$44,570
Accounts receivable, net	51,794	36,288	26,766	(36)	114,812
Inventories, net	26,492	16,952	14,533	—	57,977
Prepaid expenses, intercompany and other	(262,471)	246,974	31,630	—	16,133
Deferred income taxes	4,927	3,870	399	—	9,196

Total current assets	(164,793)	304,116	103,401	(36)	242,688

PROPERTY, PLANT AND EQUIPMENT, NET	57,510	32,635	19,537	—	109,682
OTHER ASSETS:
Goodwill	44,585	20,591	—	—	65,176
Investments and other, net	34,200	483	136	(8,043)	26,776
Deferred income taxes	37,196	(2,927)	1,831	—	36,100
Investment in subsidiaries	394,635	—	—	(394,635)	—

TOTAL ASSETS	$403,333	$354,898	$124,905	$(402,714)	$480,422

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$—	$46	$—	$46
Accounts payable	20,419	21,118	21,616	—	63,153
Accrued expenses and other	22,749	11,452	16,554	(36)	50,719

Total current liabilities	43,168	32,570	38,216	(36)	113,918

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	200,000	—	8,087	(8,043)	200,044
Other liabilities	120	1,992	4,303	—	6,415

Total long-term liabilities	200,120	1,992	12,390	(8,043)	206,459

SHAREHOLDERS’ EQUITY	160,045	320,336	74,299	(394,635)	160,045

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$403,333	$354,898	$124,905	$(402,714)	$480,422

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

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except for per share data, unless otherwise indicated)
Supplemental condensed consolidating financial statements (continued):

	For the Three Months Ended July 2, 2005
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$90,406	$59,582	$48,957	$(18,638)	$180,307
COSTS AND EXPENSES:
Cost of goods sold	74,940	43,097	38,595	(18,140)	138,492
Selling, general and administrative	14,106	7,735	9,785	(498)	31,128
Restructuring charges	—	257	1,421	—	1,678

OPERATING INCOME	1,360	8,493	(844)	—	9,009

Interest expense (income), net	6,051	—	(3)	—	6,048
Other (income) expense, net	(3,514)	1,640	205	—	(1,669)
Equity earnings from subsidiaries	(4,413)	—	—	4,413	—

INCOME BEFORE INCOME TAXES	3,236	6,853	(1,046)	(4,413)	4,630

Provision (benefit) for income taxes	421	(178)	1,572	—	1,815

NET INCOME	$2,815	$7,031	$(2,618)	$(4,413)	$2,815

	For the Three Months Ended June 30, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$88,547	$59,717	$46,250	$(16,458)	$178,056
COSTS AND EXPENSES:
Cost of goods sold	72,015	41,892	34,612	(16,091)	132,428
Selling, general and administrative	10,592	9,199	6,424	(367)	25,848
Restructuring charges	—	—	205	—	205

OPERATING INCOME	5,940	8,626	5,009	—	19,575

Interest expense (income) , net	6,260	—	(15)	—	6,245
Other (income) expense, net	(886)	901	(139)	—	(124)
Equity earnings from subsidiaries	(11,985)	—	—	11,985	—

INCOME BEFORE INCOME TAXES	12,551	7,725	5,163	(11,985)	13,454

Provision for income taxes	3,269	—	903	—	4,172

NET INCOME	$9,282	$7,725	$4,260	$(11,985)	$9,282

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except for per share data, unless otherwise indicated)
Supplemental condensed consolidating financial statements (continued):

	For the Six Months Ended July 2, 2005
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$179,673	$119,234	$99,969	$(37,742)	$361,134
COSTS AND EXPENSES:
Cost of goods sold	149,531	85,363	75,977	(36,788)	274,083
Selling, general and administrative	26,543	15,639	20,289	(954)	61,517
Restructuring charges	—	557	3,247	—	3,804

OPERATING INCOME	3,599	17,675	456	—	21,730

Interest expense (income), net	12,072	—	(35)	—	12,037
Other (income) expense, net	(6,017)	3,297	122	—	(2,598)
Equity earnings from subsidiaries	(12,831)	—	—	12,831	—

INCOME BEFORE INCOME TAXES	10,375	14,378	369	(12,831)	12,291

Provision (benefit) for income taxes	3,191	(687)	2,603	—	5,107

NET INCOME	$7,184	$15,065	$(2,234)	$(12,831)	$7,184

	For the Six Months Ended June 30, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$171,300	$121,262	$93,648	$(32,131)	$354,079
COSTS AND EXPENSES:
Cost of goods sold	138,136	84,072	69,820	(31,393)	260,635
Selling, general and administrative	21,474	18,760	14,413	(738)	53,909
Restructuring charges	—	—	205	—	205

OPERATING INCOME	11,690	18,430	9,210	—	39,330

Interest expense (expense), net	12,541	—	(44)	—	12,497
Other (income) expense, net	(2,094)	1,789	(95)	—	(400)
Equity earnings from subsidiaries	(23,479)	—	—	23,479	—

INCOME BEFORE INCOME TAXES	24,722	16,641	9,349	(23,479)	27,233

Provision for income taxes	6,222	—	2,511	—	8,733

NET INCOME	$18,500	$16,641	$6,838	$(23,479)	$18,500

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except for per share data, unless otherwise indicated)
Supplemental condensed consolidating financial statements (continued):

	For the Six Months Ended July 2, 2005
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities	$(1,060)	$4,187	$(4,648)	$6,475	$4,954

INVESTING ACTIVITIES:
Capital expenditures	(4,893)	(4,172)	(3,301)	—	(12,366)
Proceeds from sale of fixed assets	—	—	1,654	—	1,654

Net cash used by investing activities	(4,893)	(4,172)	(1,647)	—	(10,712)

FINANCING ACTIVITIES:
Repayments of long-term debt	—	—	6,404	(6,475)	(71)
Share-based compensation activity	55	—	—	—	55

Net cash (used) provided by financing activities	55	—	6,404	(6,475)	(16)

Effect of exchange rate changes on cash and cash equivalents	—	—	(1,988)	—	(1,988)

Net change in cash and cash equivalents	(5,898)	15	(1,879)	—	(7,762)
Cash and cash equivalents at beginning of period	20,363	17	31,952	—	52,332

Cash and cash equivalents at end of period	$14,465	$32	$30,073	$—	$44,570

	For the Six Months Ended June 30, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$7,127	$4,372	$21,192	$(13,296)	$19,396

INVESTING ACTIVITIES:
Capital expenditures	(4,747)	(4,364)	(2,317)	—	(11,428)

Net cash used by investing activities	(4,747)	(4,364)	(2,317)	—	(11,428)

FINANCING ACTIVITIES:
Repayments of long-term debt	(7,307)	—	(6,252)	13,296	(263)
Share-based compensation activity	(432)	—	—	—	(432)

Net cash used by financing activities	(7,739)	—	(6,252)	13,296	(695)

Effect of exchange rate changes on cash and cash equivalents	—	—	(80)	—	(80)

Net change in cash and cash equivalents	(5,358)	8	12,543	—	7,193
Cash and cash equivalents at beginning of period	14,532	26	9,584	—	24,142

Cash and cash equivalents at end of period	$9,174	$34	$22,127	$—	$31,335

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
We are a leading, independent designer and manufacturer of highly engineered electrical and electronic components, modules and systems for the automotive, medium- and heavy-duty truck, agricultural and off-highway vehicle markets.
We recognized net income for the second quarter of 2005 of $2.8 million, or $0.12 per diluted share, compared with $9.3 million, or $0.41 per diluted share, for the second quarter of 2004.
We recognized net income for the six-month period ended July 2, 2005 of $7.2 million, or $0.31 per diluted share, compared with $18.5 million, or $0.81 per diluted share for the comparable period in 2004.
Our second quarter of 2005 results were affected by a number of challenging industry-wide issues, including intense competition, price reductions, higher commodity costs, customer bankruptcies, and lower North American light vehicle production levels. We continuously work to address these challenges by implementing a broad range of initiatives aimed to improve operating performance. In addition to our restructuring initiatives, we have implemented lean manufacturing principles, consolidated our purchasing activities and continually evaluate the opportunity to manufacture products in low cost locations.
Operating inefficiencies related to our restructuring efforts, primarily due to retention issues, also affected our second quarter of 2005 results. These restructuring initiatives include the rationalization of certain manufacturing facilities in the high cost regions of Europe and North America. We recently began a transition of additional production from the U.S. to Mexico by announcing the closing of a wire harness plant in the U.S. The production lines will transition to Mexico over the next nine months. In connection with our overall restructuring plan, we recorded charges of $1.7 million for the second quarter and $3.8 million for the first six months of 2005. We expect the total cost of our restructuring efforts for 2004 and 2005 to approximate $7.5 million. See Note 11 to our condensed consolidated financial statements for more information.
Significant factors inherent to our markets that could affect our results for the remainder of 2005 include our ability to successfully execute our planned restructuring program, to mitigate commodity price increases, and to implement planned productivity and cost reduction initiatives. Our results for the remainder of 2005 also depend on conditions in the automotive and commercial vehicle industries, which are generally dependent on U.S. and global economies.
Results of Operations
We are organized based primarily on markets served and products produced. Under this organization structure, our operating segments have been aggregated into two reportable segments: Vehicle Management & Power Distribution and Control Devices. The Vehicle Management & Power Distribution reportable segment includes results of operations from our operations that primarily design and manufacture electronic instrument clusters, electronic control units, driver information systems and electrical distribution systems, primarily wiring harnesses and connectors for electrical power and signal distribution. The Control Devices reportable segment includes results of operations from our operations that primarily design and manufacture electronic and electromechanical switches, control actuation devices and sensors.
Beginning in 2005, we changed from a calendar year end to a 52-53 week fiscal year end. Our fiscal quarters are now comprised of 13-week periods and once every seven years, starting in 2008, the fourth quarter will be 14 weeks in length. The second quarter of 2005 and 2004 ended on July 2 and June 30, respectively.
Three Months Ended July 2, 2005 Compared To Three Months Ended June 30, 2004
Net Sales. Net sales for our reportable segments, excluding intersegment sales, for the three months ended July 2, 2005 and June 30, 2004 are summarized in the following table.

	For the Three Months Ended
	July 2,	June 30,	$ Increase /	% Increase /
	2005	2004	(Decrease)	(Decrease)

Control Devices	$80,623	$85,134	$(4,511)	(5.3)%
Vehicle Management & Power Distribution	99,684	92,922	6,762	7.3

Total net sales	$180,307	$178,056	$2,251	1.3%

The decrease in net sales for our Control Devices reportable segment during the second quarter of 2005 was primarily attributable to lower North American light vehicle production and price reductions. The increase in net sales for our Vehicle Management & Power Distribution reportable segment was primarily due to an increase in commercial vehicle production, partially offset by price reductions. Net sales were favorably affected by foreign exchange rate fluctuations relative to the U.S. dollar, which increased sales by $1.4 million.
Net sales by geographic location for the three months ended July 2, 2005 and June 30, 2004 are summarized in the following table.

	For the Three Months Ended
	July 2,	June 30,	$ Increase /	% Increase /
	2005	2004	(Decrease)	(Decrease)

North America	$142,835	$143,534	$(699)	(0.5)%
Europe and other	37,472	34,522	2,950	8.5

Total net sales	$180,307	$178,056	$2,251	1.3%

North American sales accounted for 79.2% of total net sales for the second quarter of 2005 compared with 80.6% for the second quarter of 2004. The decrease in North American net sales was primarily attributable to decreased sales to the North American light vehicle market and price reductions. Net sales outside North America accounted for 20.8% of total net sales for the second quarter of 2005 compared to 19.4% for the second quarter of 2004. The increase in net sales outside of North America was primarily attributable to increased commercial vehicle production and favorable currency exchange rates, partially offset by price reductions.
Cost of Goods Sold. Cost of goods sold for the second quarter of 2005 increased by $6.1 million, or 4.6%, to $138.5 million from $132.4 million in the second quarter of 2004. As a percentage of sales, cost of goods sold increased to 76.8% from 74.4% for the second quarter of 2004. This increase as a percentage of sales was predominately due to operational inefficiencies resulting from our restructuring efforts, price reductions and reduced light vehicle volume. We expect that these challenges will continue to affect our gross margin through the remainder of 2005.
Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses for the three months ended July 2, 2005 increased by $5.3 million to $31.1 million from $25.8 for the comparable period in 2004. Included in SG&A expenses for the three months ended July 2, 2005 and June 30, 2004 were product development expenses of $9.9 million and $8.0 million, respectively. The increase in SG&A expenses primarily reflects increased investment in our product development activities, which are focused on occupant safety, chassis, driveline and driver information products. The increase also reflects increased sales and marketing activity and bad debt expenses of $0.9 million recorded during the second quarter of 2005 as the result of customer bankruptcies. Additionally, SG&A for the second quarter of 2005 included the favorable settlement of a $2.0 million commercial dispute, the majority of which was offset by an unfavorable commercial dispute settlement of $1.4 million. As a percentage of sales, SG&A expenses increased to 17.3% for the second quarter of 2005 from 14.5% for the corresponding period in 2004.
Restructuring Charges. In January 2005, we announced that we would undertake restructuring efforts related to the rationalization of certain manufacturing facilities in the high cost regions of Europe and North America. This rationalization is a result of our cost reduction initiatives. Restructuring charges recorded by reportable segment during the second quarter of 2005 were as follows:

	For the Three Months Ended July 2, 2005
		Vehicle
		Management &	Total Consolidated
	Control Devices	Power Distribution	Restructuring Charges

Severance costs	$586	$9	$595
Asset-related charges	163	—	163
Facility closure costs	746	—	746
Other costs	174	—	174

Total restructuring charges	$1,669	$9	$1,678

	For the Three Months Ended June 30, 2004
		Vehicle
		Management &	Total Consolidated
	Control Devices	Power Distribution	Restructuring Charges

Asset-related charges	$205	$—	$205

Total restructuring charges	$205	$—	$205

All restructuring charges, except for the asset-related charges, result in cash outflows. Asset-related charges relate primarily to accelerated depreciation and the write-down of property, plant and equipment, resulting from the closure or streamlining of certain facilities. Severance costs relate to a reduction in workforce. Facility closure costs primarily relate to asset relocation and lease termination costs. Other exit costs include miscellaneous expenditures associated with exiting business activities.
Total restructuring costs for 2004 and 2005 related to the Control Devices reportable segment are expected to approximate $6.4 million, which includes $3.5 million of severance costs, $1.1 million of asset-related impairment charges, $1.2 million of facility closure costs and $0.6 million of other exit costs. Total restructuring costs for 2004 and 2005 related to the Vehicle Management & Power Distribution reportable segment are expected to approximate $1.1 million, which includes $1.0 million of severance costs and $0.1 million of asset-related impairment charges.
Other Income, net. Other income, which primarily represented equity earnings of unconsolidated subsidiaries and effects of foreign exchange, was $1.7 million and $0.1 million for the three months ended July 2, 2005 and June 30, 2004, respectively. The increase of $1.6 million was predominately attributable to the increase in equity earnings recognized from our joint ventures in Brazil and India.
Income Before Income Taxes. Income before income taxes, which is the primary profitability measure used by our chief executive officer, is summarized in the following table by reportable segment for the three months ended July 2, 2005 and June 30, 2004.

	For the Three Months Ended
	July 2,	June 30,	$ Increase /
	2005	2004	(Decrease)

Control Devices	$510	$9,490	$(8,980)
Vehicle Management & Power Distribution	7,514	8,806	(1,292)
Other corporate activities	2,471	1,335	1,136
Corporate interest expense	(5,865)	(6,177)	312

Income before income taxes	$4,630	$13,454	$(8,824)

The decrease in income before income taxes at the Control Devices reportable segment was primarily the result of operational inefficiencies due to our restructuring activities, decreased North American light vehicle production, price reductions, higher commodity costs, customer bankruptcies and increased product development activities.

The decrease in income before income taxes at the Vehicle Management & Power Distribution reportable segment was primarily the result of higher commodity costs, price reductions and increased product development activities offset by increased commercial vehicle production.
Income before income taxes for the second quarter of 2005 for North America decreased by $7.4 million to $2.5 million from $9.9 million for the corresponding period in 2004. Income before income taxes for the second quarter of 2005 outside North America decreased to $2.1 million from $3.5 million for the corresponding period in 2004. The decrease in our global profitability was primarily due to operating inefficiencies related to restructuring efforts, the decrease in passenger car and light truck production, price reductions, higher commodity costs, customer bankruptcies and increased product development activities, partially offset by increased commercial vehicle production.
Provision for Income Taxes. We recognized a provision for income tax of $1.8 million, or 39.2% of pre-tax income, and $4.2 million, or 31.0% of pre-tax income, for federal, state and foreign income taxes for the second quarter of 2005 and 2004, respectively. The increase in the effective tax rate was attributable to the impact of foreign losses related to certain operations in the United Kingdom. We believe that the related tax benefit may not be realized. Therefore, a valuation allowance was recorded against the deferred tax assets associated with those foreign losses during the second quarter of 2005.
Six Months Ended July 2, 2005 Compared To Six Months Ended June 30, 2004
Net Sales. Net sales for our reportable segments, excluding intersegment sales, for the six months ended July 2, 2005 and June 30, 2004 are summarized in the following table.

	For the Six Months Ended
	July 2,	June 30,	$ Increase /	% Increase /
	2005	2004	(Decrease)	(Decrease)

Control Devices	$162,427	$175,815	$(13,388)	(7.6)%
Vehicle Management & Power Distribution	198,707	178,264	20,443	11.5

Total net sales	$361,134	$354,079	$7,055	2.0%

The decrease in net sales for our Control Devices reportable segment during the first six months of 2005 was primarily attributable to lower North American light vehicle production and price reductions. The increase in net sales for our Vehicle Management & Power Distribution reportable segment was primarily due to an increase in commercial vehicle production, partially offset by price reductions. Net sales were favorably affected by foreign exchange rate fluctuations relative to the U.S. dollar, which increased net sales by $3.2 million.
Net sales by geographic location for the six months ended July 2, 2005 and June 30, 2004 are summarized in the following table.

	For the Six Months Ended
	July 2,	June 30,	$ Increase /	% Increase /
	2005	2004	(Decrease)	(Decrease)

North America	$283,271	$286,069	$(2,798)	(1.0)%
Europe and other	77,863	68,010	9,853	14.5

Total net sales	$361,134	$354,079	$7,055	2.0%

North American net sales accounted for 78.4% of total net sales for the first six months of 2005 compared with 80.8% for the first six months of 2004. The decrease in North American net sales was primarily attributable to decreased sales to the North American light vehicle market and price reductions. Net sales outside North America accounted for 21.6% of total net sales for the first six months of 2005 compared to 19.2% for the first six months of 2004. The increase in net sales outside North America was primarily attributable to increased commercial vehicle production and favorable currency exchange rates.

Cost of Goods Sold. Cost of goods sold for the first six months of 2005 increased by $13.4 million, or 5.2%, to $274.1 million from $260.6 million in the first six months of 2004. As a percentage of sales, cost of goods sold increased to 75.9% from 73.6% for the first six months of 2004. This increase as a percentage of sales was predominately due to operational inefficiencies resulting from our restructuring efforts, price reductions, higher commodity costs, and reduced light vehicle volumes. We expect that these challenges will continue to affect our gross margin through the remainder of 2005.
Selling, General and Administrative Expenses. SG&A expenses for the six months ended July 2, 2005 increased by $7.6 million to $61.5 million from $53.9 million in the first six months of 2004. Included in SG&A expenses for the six months ended July 2, 2005 and June 30, 2004 were product development expenses of $21.0 million and $16.8 million, respectively. The increase in SG&A expenses primarily reflects increased investment in our product development activities, which are focused on occupant safety, chassis, driveline and driver information products. The increase also reflects an increase in sales and marketing activity and bad debt expenses recorded during the second quarter of 2005 of $0.9 million as the result of customer bankruptcies. Additionally, SG&A for the first six months of 2005 included the favorable settlement of a $2.0 million commercial dispute, the majority of which was offset by an unfavorable commercial dispute settlement of $1.4 million. As a percentage of sales, SG&A expenses increased to 17.0% for the first six months of 2005 from 15.2% for the corresponding period in 2004.
Restructuring Charges. In January 2005, we announced that we would undertake restructuring efforts related to the rationalization of certain manufacturing facilities in the high cost regions of Europe and North America. This rationalization is part of our cost reduction initiatives. Restructuring charges recorded by reportable segment during the first six months of 2005 were as follows:

	For the Six Months Ended July 2, 2005
		Vehicle
		Management &	Total Consolidated
	Control Devices	Power Distribution	Restructuring Charges

Severance costs	$2,284	$97	$2,381
Asset-related charges	369	127	496
Facility closure costs	746	—	746
Other costs	181	—	181

Total restructuring charges	$3,580	$224	$3,804

	For the Six Months Ended June 30, 2004
		Vehicle
		Management &	Total Consolidated
	Control Devices	Power Distribution	Restructuring Charges

Asset-related charges	$205	$—	$205

Total restructuring charges	$205	$—	$205

All restructuring charges, except for the asset-related charges, result in cash outflows. Asset-related charges relate primarily to accelerated depreciation and the write-down of property, plant and equipment, resulting from the closure or streamlining of certain facilities. Severance costs relate to a reduction in workforce. Facility closure costs primarily relate to asset relocation and lease termination costs. Other exit costs include miscellaneous expenditures associated with exiting business activities.
Other Income, net. Other income, which primarily represented equity earnings of unconsolidated subsidiaries and effects of foreign exchange, was $2.6 million and $0.4 million for the six months ended July 2, 2005 and June 30, 2004, respectively. The increase of $2.2 million was predominately attributable to the increase in equity earnings recognized from our joint ventures in Brazil and India.

Income Before Income Taxes. Income before income taxes, which is the primary profitability measure used by our chief executive officer, is summarized in the following table by reportable segment for the six months ended July 2, 2005 and June 30, 2004.

	For the Six Months Ended
	July 2,	June 30,	$ Increase /
	2005	2004	(Decrease)

Control Devices	$2,894	$22,719	$(19,825)
Vehicle Management & Power Distribution	16,514	17,196	(682)
Other corporate activities	4,607	(338)	4,945
Corporate interest expense	(11,724)	(12,344)	620

Income before income taxes	$12,291	$27,233	$(14,942)

The decrease in income before income taxes for the first six months of 2005 at the Control Devices reportable segment was primarily the result of operational inefficiencies due to our restructuring activities, decreased North American light vehicle production, price reductions, higher commodity costs, customer bankruptcies and increased product development activities.
The decrease in income before income taxes for the first six months of 2005 at the Vehicle Management & Power Distribution reportable segment was primarily the result of higher commodity costs, price reductions and increased product development activities offset by increased commercial vehicle production.
Income before income taxes for the first six months of 2005 for North America decreased by $12.2 million to $7.5 million from $19.7 million for the corresponding period in 2004. Income before income taxes for the first six months of 2005 outside North America decreased by $2.7 million to $4.8 million from $7.5 million for the corresponding period in 2004. The decrease in our global profitability was primarily due to operating inefficiencies related to restructuring efforts, the decrease in passenger car and light truck production, price reductions, higher commodity costs, customer bankruptcies and increased product development activities, partially offset by increased commercial vehicle production.
Provision for Income Taxes. We recognized a provision for income tax of $5.1 million, or 41.6% of pre-tax income, and $8.7 million, or 32.1% of pre-tax income, for federal, state and foreign income taxes for the first six months of 2005 and 2004, respectively. The increase in the effective tax rate was attributable to the impact of foreign losses related to certain operations in the United Kingdom. We believe that the related tax benefit may not be realized. Therefore, a valuation allowance was recorded against the deferred tax assets associated with those foreign losses during the first six months of 2005.
Liquidity and Capital Resources
Net cash provided by operating activities was $5.0 million and $19.4 million for the six months ended July 2, 2005 and June 30, 2004, respectively. The decrease in net cash provided by operating activities of $14.4 million was primarily due to a decrease in our profitability, largely attributable to operating inefficiencies related to our restructuring efforts, the decrease in passenger car and light truck production, price reductions, higher commodity costs, customer bankruptcies and increased product development activities. Higher uses of cash for working capital requirements also contributed to the decrease in net cash provided by operating activities.
Net cash used by investing activities was $10.7 million and $11.4 million for the six months ended July 2, 2005 and June 30, 2004, respectively. The decrease in net cash used by investing activities of $0.7 million was attributable to a slight increase in capital expenditures offset by proceeds received from a sale of fixed assets in the United Kingdom in 2005.
Net cash used by financing activities was $0.7 million for the six months ended June 30, 2004 and was primarily related to share-based compensation activity.

As discussed in Note 5 to our condensed consolidated financial statements, we have entered into foreign currency forward contracts with a notional value of $18.6 million to reduce exposure related to our krona- and pound-denominated receivables. The estimated fair value of these contracts at July 2, 2005, per quoted market sources, was approximately $1.0 million. We have also entered into foreign currency option contracts with a notional value of $0.3 million to reduce the risk associated with our other known foreign currency exposures. The estimated fair value of these contracts at July 2, 2005, per quoted market sources, was approximately $0.3 million. The foreign currency forward contracts are marked to market, with gains and losses recognized in our condensed consolidated statement of operations as a component of other income. The option contracts are marked to market, with gains and losses recognized in our condensed consolidated statement of operations as a component of operating income. Our forward foreign exchange and option contracts substantially offset gains and losses on the underlying foreign-denominated transactions. We do not enter into financial instruments for speculative or profit motivated purposes. We believe that our use of these instruments to reduce risk is in our best interest.
Future capital expenditures are expected to increase as management targets specific growth opportunities and future organic growth is expected to be funded through cash flows from operations. We will continue to focus on reducing our weighted-average cost of capital and believe that cash flows from operations and the availability of funds from our credit facilities and senior notes will provide sufficient liquidity to meet our future growth and operating needs. As outlined in Note 9 to our condensed consolidated financial statements, we have a revolving credit facility of which $96.1 million was available at July 2, 2005. We also had $44.6 million in available cash at July 2, 2005, and believe we will have access to the debt and equity markets should the need arise.
Our credit facilities contain various covenants that require, among other things, the maintenance of certain specified ratios of consolidated total debt to consolidated EBITDA, interest coverage and fixed charge coverage. Restrictions also include limits on capital expenditures, operating leases and dividends. We were in compliance with all covenants at July 2, 2005.
Inflation and International Presence
We believe that our operations have not historically been adversely affected by inflation; however, given the current economic climate and recent increases in certain commodity prices, we believe that a continuation of such price increases could significantly affect our profitability. By operating internationally, we are affected by the economic conditions of certain countries. Based on the current economic conditions in these countries, we believe we are not significantly exposed to adverse economic conditions.
Forward-Looking Statements
Portions of this report contain “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, the Company’s (i) future product and facility expansion, (ii) acquisition strategy, (iii) investments and new product development, and (iv) growth opportunities related to awarded business. Forward-looking statements may be identified by the words “will,” “may,” “designed to,” “believes,” “plans,” “expects,” “continue,” and similar words and expressions. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other factors:
•	the loss or bankruptcy of a major customer;

•	the costs and timing of facility closures, business realignment, or similar actions;

•	a significant change in automotive, medium- and heavy-duty truck or agricultural and off-highway vehicle production;

•	the ability of the Company to achieve cost reductions that offset or exceed customer-mandated selling price reductions;

•	a significant change in general economic conditions in any of the various countries in which the Company operates;

•	labor disruptions at the Company’s facilities or at any of the Company’s significant customers or suppliers;

•	the ability of the Company’s suppliers to supply it with parts and components at competitive prices on a timely basis;

•	the amount of debt and the restrictive covenants contained in the Company’s credit facility;

•	customer acceptance of new products;

•	capital availability or costs, including changes in interest rates or market perceptions of the Company;

•	changes by the Financial Accounting Standards Board or the Securities and Exchange Commission of authoritative generally accepted accounting principles or policies;

•	the successful integration of any acquired businesses;

•	the impact of laws and regulations, including the Sarbanes-Oxley Act of 2002 and environmental laws and regulations; and

•	the occurrence or non-occurrence of circumstances beyond the Company’s control.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Risk
From time to time, the Company is exposed to certain market risks, primarily resulting from the effects of changes in interest rates. At July 2, 2005, however, all of the Company’s outstanding debt was fixed-rate debt.
Commodity Price Risk
Given the current economic climate, the Company has been experiencing risk related to pricing of certain commodities, particularly with respect to copper and resins. The Company is managing this risk through a combination of fixed-price agreements, staggered short-term contract maturities and commercial negotiations with its suppliers. The Company is also considering pursuing alternative commodities or alternative suppliers to mitigate this risk over a period of time. At this time, the Company does not intend to use financial instruments to mitigate this risk. The increases in certain commodity costs have negatively affected the Company’s operating results, and a continuation of such price increases could affect its profitability.
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

Item 4.	Controls and Procedures.
As of July 2, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (CEO) and chief financial officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of July 2, 2005.
There were no changes in the Company’s internal control over financial reporting during the quarter ended July 2, 2005 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
In the ordinary course of business, the Company is involved in various legal proceedings, workers’ compensation and product liability disputes. The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of operations, cash flows or the financial position of the Company.
As previously disclosed, a judgment was entered against the Company in the District Court (365th Judicial District) in Maverick County, Texas on January 15, 2004. The plaintiffs alleged in their complaint that a Company fuel valve installed as a replacement part on a truck caused a fire after an accident resulting in a death. The plaintiffs are the parents of the decedent. The final judgment entered against the Company was approximately $36.5 million. The Company denied its fuel valve contributed to the fire and believed that there were valid grounds to reverse the judgment on appeal. In the second quarter 2005, the Company settled this case with the plaintiffs. A final judgment was entered by the trial court on June 21, 2005. The Company’s insurance covered 100% of the settlement amount. As a result, the resolution of this litigation did not have an impact on the Company’s consolidated statement of operations.

Item 4.	Submission of Matters to a Vote of Security Holders.
(a)	The Annual Meeting of Shareholders of Stoneridge, Inc. was held on April 18, 2005.

(b)	The following matters were submitted to a vote at the meeting:

The election of the following nominees as directors of the Company. The vote with respect to each nominee was as follows:

Nominee	For	Withheld
D.M. Draime	21,685,172	195,802
Richard E. Cheney	21,734,960	146,014
Avery S. Cohen	21,528,883	352,091
John C. Corey	21,737,560	143,414
Jeffrey P. Draime	21,579,835	301,139
Sheldon J. Epstein	21,630,723	250,251
Douglas C. Jacobs	21,735,960	145,014
William M. Lasky	21,642,029	238,945
Earl L. Linehan	21,787,612	93,362
Gerald V. Pisani	21,685,172	195,802
The approval of the adoption of the Directors’ Restricted Shares Plan. The results of the vote were as follows:

	For	Against	Abstain
Directors’ Restricted Shares Plan	18,470,709	2,232,516	5,750

Item 6.	Exhibits.
Reference is made to the separate, “Index to Exhibits,” contained on page 32, filed herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STONERIDGE, INC.

Date: August 5, 2005	/s/ Gerald V. Pisani Gerald V. Pisani President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2005	/s/ Joseph M. Mallak

Joseph M. Mallak Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)

STONERIDGE, INC. AND SUBSIDIARIES
INDEX TO EXHIBITS

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