Form 10-Q
period 2005-10-01
STONERIDGE INC
filed 2005-11-04
CIK 1043337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2005	Commission File Number 001-13337
STONERIDGE, INC.
(Exact name of registrant as specified in its charter)

Ohio	34-1598949

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9400 East Market Street, Warren, Ohio	44484

(Address of principal executive offices)	(Zip Code)
(330) 856-2443

Registrant’s telephone number, including area code
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of Common Shares, without par value, outstanding as of October 31, 2005 was 23,182,362.

STONERIDGE, INC. AND SUBSIDIARIES

STONERIDGE, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	October 1,	December 31,
	2005	2004
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$45,926	$52,332
Accounts receivable, net	111,386	100,615
Inventories, net	53,704	56,397
Prepaid expenses and other	15,587	11,416
Deferred income taxes	8,512	13,282

Total current assets	235,115	234,042

PROPERTY, PLANT AND EQUIPMENT, NET	112,108	114,004
OTHER ASSETS:
Goodwill	65,176	65,176
Investments and other, net	28,669	24,979
Deferred income taxes	39,194	34,800

TOTAL ASSETS	$480,262	$473,001

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$19	$109
Accounts payable	60,117	57,709
Accrued expenses and other	55,905	52,907

Total current liabilities	116,041	110,725

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	200,046	200,052
Other liabilities	6,353	6,619

Total long-term liabilities	206,399	206,671

SHAREHOLDERS’ EQUITY:
Preferred shares, without par value, 5,000 authorized, none issued	—	—
Common shares, without par value, 60,000 shares authorized, 23,232 and 22,788 shares issued as of October 1, 2005 and December 31, 2004, respectively, with no stated value	—	—
Additional paid-in capital	147,068	145,764
Common shares held in treasury, 49 shares as of October 1, 2005, and 8 shares as of December 31, 2004, at cost	(65)	—
Retained earnings	10,147	6,255
Accumulated other comprehensive income	672	3,586

Total shareholders’ equity	157,822	155,605

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$480,262	$473,001

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands except for per share data)

	For the Three		For the Nine
	Months Ended		Months Ended
	October 1,	September 30,	October 1,	September 30,
	2005	2004	2005	2004
NET SALES	$158,715	$164,286	$519,849	$518,365

COSTS AND EXPENSES:
Cost of goods sold	127,154	124,634	401,238	385,268
Selling, general and administrative	31,023	28,759	92,539	82,668
Restructuring charges	823	320	4,627	525

OPERATING INCOME (LOSS)	(285)	10,573	21,445	49,904

Interest expense, net	5,936	6,031	17,973	18,528
Other income, net	(1,505)	(358)	(4,103)	(757)

INCOME (LOSS) BEFORE INCOME TAXES	(4,716)	4,900	7,575	32,133

Provision (benefit) for income taxes	(1,424)	979	3,683	9,712

NET INCOME (LOSS)	$(3,292)	$3,921	$3,892	$22,421

BASIC NET INCOME (LOSS) PER SHARE	$(0.14)	$0.17	$0.17	$0.99

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	22,726	22,630	22,701	22,605

DILUTED NET INCOME (LOSS) PER SHARE	$(0.14)	$0.17	$0.17	$0.98

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	22,726	22,925	22,940	22,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Nine
	Months Ended
	October 1,	September 30,
	2005	2004
OPERATING ACTIVITIES:
Net income	$3,892	$22,421
Adjustments to reconcile net income to net cash provided (used) by operating activities-
Depreciation	19,749	18,955
Amortization of intangible assets	210	209
Amortization of debt financing costs	931	1,033
Deferred income taxes	551	2,866
Equity earnings of unconsolidated subsidiaries	(3,256)	(1,350)
(Gain) loss on sale of fixed assets	(344)	166
Share-based compensation expense	1,320	994
Changes in operating assets and liabilities-
Accounts receivable, net	(13,985)	(29,457)
Inventories, net	1,003	(10,842)
Prepaid expenses and other	(4,659)	(3,350)
Other assets	456	393
Accounts payable	4,845	10,814
Accrued expenses and other	4,808	14,977

Net cash provided by operating activities	15,521	27,829

INVESTING ACTIVITIES:
Capital expenditures	(20,934)	(18,108)
Proceeds from sale of fixed assets	1,664	16
Business acquisitions and other	(282)	(714)

Net cash used by investing activities	(19,552)	(18,806)

FINANCING ACTIVITIES:
Repayments of long-term debt	(96)	(359)
Share-based compensation activity	3	(586)
Other financing costs	(75)	(134)

Net cash used by financing activities	(168)	(1,079)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,207)	59

NET CHANGE IN CASH AND CASH EQUIVALENTS	(6,406)	8,003

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	52,332	24,142

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$45,926	$32,145

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$11,313	$11,880

Cash paid for income taxes	$3,993	$3,130

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except for share and per share data, unless otherwise indicated)
(1) Basis of Presentation
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
     The results of operations for the three and nine months ended October 1, 2005 are not necessarily indicative of the results expected for the full year.
     Beginning in 2005, the Company changed from a calendar year end to a 52-53 week fiscal year end. The Company’s fiscal quarters are now comprised of 13-week periods and once every seven years, starting in 2008, the fourth quarter will be 14 weeks in length. The third quarter of 2005 and 2004 ended on October 1 and September 30, respectively.
     Certain prior period amounts have been reclassified to conform to their 2005 presentation in the condensed consolidated financial statements.
(2) Common Shares Held in Treasury
     The Company accounts for Common Shares held in Treasury under the cost method and includes such shares as a reduction of total shareholders’ equity.
(3) Inventories
     Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for approximately 72% and 67% of the Company’s inventories at October 1, 2005 and December 31, 2004, respectively, and by the first-in, first-out (FIFO) method for all other inventories. Inventory cost includes material, labor and overhead. Inventories consist of the following:

	October 1,	December 31,
	2005	2004
Raw materials	$32,715	$31,583
Work in progress	8,532	10,216
Finished goods	13,880	15,685

	55,127	57,484
Less: LIFO reserve	(1,423)	(1,087)

Total	$53,704	$56,397

(4) Financial Instruments and Derivative Financial Instruments
Financial Instruments
     A financial instrument is cash or a contract that imposes an obligation to deliver, or conveys a right to receive cash or another financial instrument. The carrying values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. The estimated fair value of the Company’s fixed rate debt at October 1, 2005, per quoted market sources, was $211.3 million and the carrying value was $200.0 million.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except for share and per share data, unless otherwise indicated)
Derivative Instruments and Hedging Activities
     The Company uses derivative financial instruments, including foreign currency forward and option contracts, to mitigate its exposure to fluctuations in foreign currency exchange rates by reducing the effect of such fluctuations on foreign currency denominated intercompany transactions and other known foreign currency exposures. The principal currencies hedged by the Company include the Swedish krona, British pound, Mexican peso and the Euro. The foreign currency forward contracts are marked to market, with gains and losses recognized in the Company’s condensed consolidated statement of operations as a component of other income. The option contracts are marked to market, with gains and losses recognized in the Company’s condensed consolidated statement of operations as a component of operating income. The Company’s foreign currency forward and option contracts substantially offset gains and losses on the underlying foreign denominated transactions. The Company does not enter into financial instruments for speculative or profit motivated purposes. Management believes that its use of these instruments to reduce risk is in the Company’s best interest.
     The Company’s foreign currency forward contracts have a notional value of $19.8 million and reduce exposure related to the Company’s Swedish krona and British pound denominated receivables. The estimated fair value of these contracts at October 1, 2005, per quoted market sources, was approximately $0.1 million. The Company’s foreign currency option contracts have a notional value of $0.1 million and reduce the risk associated with the Company’s other known foreign currency exposures related to the Swedish krona, British pound, Mexican peso and the Euro. The estimated fair value of these contracts at October 1, 2005, per quoted market sources, was approximately $0.2 million.
(5) Goodwill
     Under Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangible Assets,” goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. The Company performs its annual impairment test of goodwill as of October 2. In the fourth quarter of 2004, the Company determined that the carrying value of one of the Company’s reporting units, which is included in the Control Devices reportable segment, exceeded its fair value by $183.5 million. The corresponding write-down of goodwill to its fair value was reported as a component of operating loss in the Company’s consolidated statement of operations for the fourth quarter of 2004.
     There was no change in the carrying value of goodwill by reportable segment during the first nine months of 2005.
(6) Share-Based Compensation
Accounting for Share-Based Compensation
     At October 1, 2005, the Company had three share-based compensation plans. One plan is for employees and two plans are for non-employee directors. Prior to the second quarter of 2005, the Company accounted for its plans under the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” adopted prospectively for all employee and director awards granted, modified or settled after January 1, 2003, under the provisions of SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS 123.” Because the Company adopted the fair value method on a prospective basis, the cost related to share-based compensation recognized during the three and nine-month periods ended October 1, 2005 and September 30, 2004 is less than that which would have been recognized if the fair value method had been applied to all awards granted since the original effective date of SFAS 123.
     Effective at the beginning of the second quarter of 2005, the Company adopted SFAS 123(R), “Share-Based Payment,” using the modified-prospective-transition method. Because the Company had previously adopted the fair value recognition provisions required by SFAS 123, and due to the fact that all unvested awards at the time of adoption were being recognized under a fair value approach, the adoption of SFAS 123(R) did not impact the Company’s operating income, income before income taxes, net income, cash flow from operating activities, cash flow from financing activities, or basic and diluted net income per share for the three and nine-month periods ended October 1, 2005.
     The following table illustrates the effect on net income (loss) and net income (loss) per share if the fair value method had been applied to all outstanding and unvested awards in each period.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except for share and per share data, unless otherwise indicated)

	For the Three		For the Nine
	Months Ended		Months Ended
	October 1,	September 30,	October 1,	September 30,
	2005	2004	2005	2004
Net income (loss), as reported	$(3,292)	$3,921	$3,892	$22,421

Add: Share-based compensation expense included in reported net income, net of related tax effects	376	285	858	621

Deduct: Total share-based compensation expense determined under the fair value method for all awards, net of related tax effects	(376)	(286)	(859)	(664)

Pro forma net income (loss)	$(3,292)	$3,920	$3,891	$22,378

Net income (loss) per share:
Basic – as reported	$(0.14)	$0.17	$0.17	$0.99

Basic – pro forma	$(0.14)	$0.17	$0.17	$0.99

Diluted – as reported	$(0.14)	$0.17	$0.17	$0.98

Diluted – pro forma	$(0.14)	$0.17	$0.17	$0.98

     Total compensation expense recognized in the condensed consolidated statements of operations for share-based compensation arrangements was $578 and $456 for the three months ended October 1, 2005 and September 30, 2004, respectively. For the nine months ended October 1, 2005 and September 30, 2004, total compensation expense recognized in the condensed consolidated statements of operations for share-based compensation arrangements was $1,320 and $994, respectively. The total income tax benefit recognized in the condensed consolidated statements of operations for share-based compensation arrangements was $202 and $171 for the three months ended October 1, 2005 and September 30, 2004, respectively. For the nine months ended October 1, 2005 and September 30, 2004, the total income tax benefit recognized in the condensed consolidated statements of operations for share-based compensation arrangements was $462 and $373, respectively. There was no compensation cost capitalized as inventory or fixed assets for either 2005 or 2004.
Share-Based Compensation Plans
     In October 1997, the Company adopted a Long-Term Incentive Plan (Incentive Plan). The Company has reserved 2,500,000 Common Shares for issuance to officers and other key employees under the Incentive Plan. Under the Incentive Plan, the Company has granted cumulative options to purchase 1,594,500 Common Shares to management with exercise prices equal to the fair market value of the Company’s Common Shares on the date of grant. The options issued cliff-vest ratably from one to five years after the date of grant. In addition, the Company has also issued 500,300 restricted Common Shares under the Incentive Plan, of which 237,000 are time-based with graded vesting (graded vesting attribution method) over a period of one to four years while the remaining 263,300 restricted Common Shares are performance-based. Approximately one-half of the performance-based restricted Common Share awards vest and will no longer be subject to forfeiture upon the recipient remaining an employee of the Company for three years from time of grant and upon the achievement of certain net income per share targets established by the Company. The remaining one-half of the performance-based restricted Common Share awards also vest and will no longer be subject to forfeiture upon the recipient remaining an employee for three years from time of grant and upon the Company’s attainment of certain targets of performance measured against a peer group’s performance in terms of total return to shareholders. The actual number of restricted Common Shares to ultimately vest will depend on the Company’s level of achievement of the targeted performance measures and the employees’ attainment of the defined service requirements. Restricted Common Shares awarded under the Incentive Plan entitle the shareholder to all the rights of Common Share ownership except that the shares may not be sold, transferred, pledged, exchanged, or otherwise disposed of during the forfeiture period.
     In May 2001, the Company issued options to purchase 60,000 Common Shares to directors of the Company with exercise prices equal to the fair market value of the Company’s Common Shares on the date of grant. The options granted cliff-vest one year after the date of grant.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except for share and per share data, unless otherwise indicated)
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
     A summary of option activity under the plans noted above as of October 1, 2005, and changes during the nine-month period then ended is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
	Share Options	Exercise Price	Term
Outstanding at December 31, 2004	828,850	$11.24
Granted	—	—
Forfeited	(9,000)	10.39
Expired	(20,500)	10.90
Exercised	(12,000)	7.59

Outstanding and Exercisable at October 1, 2005	787,350	11.31	5.52

     The weighted-average grant-date fair value of options granted for the nine-month period ended September 30, 2004 was $2.28. There were no options granted during the three-month period ended September 30, 2004 and there have been no options granted in 2005. The total intrinsic value of options exercised during the three months ended October 1, 2005 and September 30, 2004 was $7 and $785, respectively. For the nine months ended October 1, 2005 and September 30, 2004, the total intrinsic value of options exercised was $41 and $3,742, respectively. As of October 1, 2005, the aggregate intrinsic value of both outstanding and exercisable options was zero.
     The fair value of the nonvested time-based restricted Common Share awards was calculated using the market value of the shares on the date of issuance. The weighted-average grant-date fair value of shares granted during the three months ended October 1, 2005 and September 30, 2004 was $10.09 and $14.69, respectively. The weighted-average grant-date fair value of shares granted during the nine months ended October 1, 2005 and September 30, 2004 was $10.23 and $15.15, respectively.
     The fair value of the nonvested performance-based restricted Common Share awards with a performance condition, requiring the Company to obtain certain net income per share targets, was calculated using the market value of the shares on

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except for share and per share data, unless otherwise indicated)
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
     A summary of the status of the Company’s nonvested restricted Common Shares as of October 1, 2005, and the changes during the nine-month period then ended, is presented below:

	Time-Based Awards		Performance-Based Awards
		Weighted-		Weighted-
		Average		Average
		Grant-Date		Grant-Date
Nonvested Restricted Common Shares	Shares	Fair Value	Shares	Fair Value
Nonvested at January 1, 2005	100,100	$15.14	—	$—
Granted	170,200	10.23	263,300	8.24
Vested	(47,308)	14.05	—	—
Forfeited	(8,342)	13.83	(26,300)	8.24

Nonvested at October 1, 2005	214,650	11.53	237,000	8.24

     As of October 1, 2005, total unrecognized compensation cost related to nonvested time-based restricted Common Share awards granted was $1,526. That cost is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of shares vested based on service conditions during the three and nine months ended October 1, 2005 was $326 and $442, respectively. No time-based restricted Common Share awards vested during the three or nine-month periods ended September 30, 2004.
     As of October 1, 2005, total unrecognized compensation cost related to nonvested performance-based restricted Common Share awards granted was $640. That cost is expected to be recognized over a weighted-average period of 2.5 years. No performance-based restricted Common Share awards have vested as of October 1, 2005.
     Cash received from option exercises under all share-based payment arrangements for the nine months ended October 1, 2005 and September 30, 2004 was $68 and $376, respectively. The actual tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements totaled $214 and $1,403 for the nine months ended October 1, 2005 and September 30, 2004, respectively.
(7) Comprehensive Income (Loss)
     Comprehensive income (loss) includes foreign currency translation adjustments and gains and losses from certain foreign currency transactions, minimum pension liability adjustments, and unrealized gains and losses on available-for-sale marketable securities. All components of comprehensive income (loss) are recorded net of related taxes. Comprehensive income consists of the following:

	For the Three Months Ended		For the Nine Months Ended
	October 1,	September 30,	October 1,	September 30,
	2005	2004	2005	2004

Net income (loss)	$(3,292)	$3,921	$3,892	$22,421
Other comprehensive income (loss):
Currency translation adjustments	621	1,251	(3,107)	363
Minimum pension liability adjustments	43	2	267	(18)
Unrealized loss on marketable securities	(90)	(41)	(74)	(23)

Other comprehensive income (loss)	574	1,212	(2,914)	322

Comprehensive income (loss)	$(2,718)	$5,133	$978	$22,743

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except for share and per share data, unless otherwise indicated)
(8) Long-Term Debt
     On May 1, 2002, the Company issued $200.0 million aggregate principal amount of senior notes. The $200.0 million senior notes bear interest at an annual rate of 11.50% and mature on May 1, 2012. The senior notes are redeemable in May 2007 at 105.75. Interest is payable on May 1 and November 1 of each year. On July 1, 2002, the Company completed an exchange offer of the senior notes for substantially identical notes registered under the Securities Act of 1933.
     In conjunction with the issuance of the senior notes, the Company also entered into a new $200.0 million credit agreement with a bank group. The credit agreement had the following components: a $100.0 million revolving facility (of which $96.1 million was available at October 1, 2005, after consideration of outstanding letters of credit), which includes a $10.0 million swing line facility, a €10 million swing line facility, and a $100.0 million term facility. The revolving facility expires on April 30, 2008 and requires a commitment fee of 0.375% to 0.500% on the unused balance. The revolving facility permits the Company to borrow up to half its borrowings in specified foreign currencies. Interest is payable quarterly at either (i) the prime rate plus a margin of 0.25% to 1.25% or (ii) LIBOR plus a margin of 1.75% to 2.75%, depending upon the Company’s ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA), as defined. Interest on the swing line facility is payable monthly at the quoted overnight borrowing rate plus a margin of 1.75% to 2.75%, depending upon the Company’s ratio of consolidated total debt to consolidated EBITDA, as defined.
     Long-term debt consists of the following:

	October 1,	December 31,
	2005	2004
11 1/2% Senior notes, due 2012	$200,000	$200,000
Other	65	161

	200,065	200,161
Less: Current portion	(19)	(109)

	$200,046	$200,052

(9) Net Income (Loss) Per Share
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

	For the Three Months Ended		For the Nine Months Ended
	October 1,	September 30,	October 1,	September 30,
	2005	2004	2005	2004
Basic weighted-average shares outstanding	22,725,702	22,629,615	22,701,156	22,605,427
Effect of dilutive securities	—	295,176	238,875	257,614

Diluted weighted-average shares outstanding	22,725,702	22,924,791	22,940,031	22,863,041

     Diluted net loss per share for the third quarter of 2005, as reported in the Company’s Condensed Consolidated Statements of Operations in accordance with SFAS 128, disregards the effect of potentially dilutive Common Shares, as a net loss causes dilutive shares to have an anti-dilutive effect.
     Options to purchase 483,250 and 475,000 Common Shares at an average price of $13.94 and $16.56 per share were outstanding during the third quarter of 2005 and 2004, respectively. Options to purchase 483,250 and 475,000 Common Shares at an average price of $13.94 and $16.56 per share were outstanding during the first nine months of 2005 and 2004, respectively. These outstanding options were not included in the computation of diluted net income per share because their respective exercise prices were greater than the average market price of Common Shares and, therefore, their effect would have been anti-dilutive.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except for share and per share data, unless otherwise indicated)
(10) Restructuring
     The Company has announced restructuring initiatives related to the rationalization of certain manufacturing facilities in the high cost regions of Europe and North America. This rationalization is part of the Company’s cost reduction initiatives. In connection with this plan, the Company recorded restructuring charges of $823 and $4,627 in the Company’s condensed consolidated statement of operations for the three and nine-month periods ended October 1, 2005. The restructuring charges related to the Vehicle Management & Power Distribution reportable segment included the following:

		Asset-
	Severance	Related
	Costs	Charges	Total

Total expected restructuring charge	$1,013	$127	$1,140

Balance at December 31, 2004	$—	$—	$—

First quarter charge to expense	88	127	215
Second quarter charge to expense	9	—	9
Third quarter charge to expense	356	—	356
Cash payments	(52)	—	(52)
Non-cash utilization	—	(127)	(127)

Balance at October 1, 2005	$401	$—	$401

Remaining expected restructuring charge	$560	$—	$560

The restructuring charges related to the Control Devices reportable segment included the following:

		Asset-	Facility
	Severance	Related	Closure	Other
	Costs	Charges	Costs	Costs	Total

Total expected restructuring charge	$3,593	$983	$1,273	$621	$6,470

Balance at March 31, 2004	$—	$—	$—	$—	$—

Second quarter charge to expense	—	205	—	—	205
Third quarter charge to expense	—	202	—	118	320
Fourth quarter charge to expense	1,068	207	—	287	1,562
Cash payments	(590)	—	—	(405)	(995)
Non-cash utilization	—	(614)	—	—	(614)

Balance at December 31, 2004	$478	$—	$—	$—	$478

First quarter charge to expense	1,698	206	—	7	1,911
Second quarter charge to expense	586	163	746	174	1,669
Third quarter charge to expense	214	—	218	35	467
Cash payments	(2,501)	—	—	(216)	(2,717)
Non-cash utilization	—	(369)	—	—	(369)

Balance at October 1, 2005	$475	$—	$964	$—	$1,439

Remaining expected restructuring charge	$27	$—	$309	$—	$336

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except for share and per share data, unless otherwise indicated)
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
(11) Commitments and Contingencies
     In the ordinary course of business, the Company is involved in various legal proceedings, workers’ compensation and product liability disputes. The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of operations, cash flows or the financial position of the Company.
Product Liability Matters
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
Customer Bankruptcy
     On October 8, 2005, the Company was notified that one if its customers, Delphi Corporation, had filed for Chapter 11 bankruptcy protection. As a result, the Company recorded a charge of $2,442 for the three months ended October 1, 2005. This charge established a reserve for estimated losses expected to result from the bankruptcy and was recorded in the Company’s condensed consolidated statement of operations as a component of selling, general and administrative expense.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except for share and per share data, unless otherwise indicated)
(12) Employee Benefit Plans
Net Periodic Benefit Cost
     The Company has a single defined benefit pension plan that covers certain employees in the United Kingdom and a single postretirement benefit plan that covers certain employees in the United States. Components of net periodic pension and postretirement benefit cost are as follows:

	Pension Benefit Plan
	For the Three Months Ended		For the Nine Months Ended
	October 1,	September 30,	October 1,	September 30,
	2005	2004	2005	2004
Service cost	$18	$18	$55	$54
Interest cost	240	217	746	655
Expected return on plan assets	(248)	(245)	(773)	(737)
Amortization of actuarial loss	71	14	221	42

Net periodic benefit cost.	$81	$4	$249	$14

	Postretirement Benefit Plan
	For the Three Months Ended		For the Nine Months Ended
	October 1,	September 30,	October 1,	September 30,
	2005	2004	2005	2004
Service cost	$25	$22	$71	$68
Interest cost	26	23	70	67

Net periodic benefit cost	$51	$45	$141	$135

Contributions
     The Company previously disclosed in its financial statements for the year ended December 31, 2004 that it expected to contribute $183 to its defined benefit pension plan in 2005. As of October 1, 2005, the Company has contributed $78 to its defined benefit pension plan in 2005 and plans to make the remaining expected contribution during the fourth quarter of 2005.
(13) Provision (Benefit) for Income Taxes
     The Company recognized a provision (benefit) for income taxes of $(1,424), or (30.2%) of pre-tax loss, and $979, or 20.0% of pre-tax income, for federal, state and foreign income taxes for the three months ended October 1, 2005 and September 30, 2004, respectively. The Company recognized a provision for income taxes of $3,683, or 48.6% of pre-tax income, and $9,712, or 30.2% of pre-tax income, for federal, state and foreign income taxes for the nine months ended October 1, 2005 and September 30, 2004, respectively. The decrease in the effective rate for the three-month period ended October 1, 2005 compared to September 30, 2004 was attributable to a change in the mix of foreign earnings to domestic earnings as well as the reversal of tax contingencies previously recorded in accordance with SFAS 5 “Accounting for Contingencies,” upon the expiration of certain statutes of limitation. In addition, the effective tax rate for the third quarter of 2005 was favorably impacted by the refund of state income taxes. The Company, however, has continued to experience losses related to certain operations in the United Kingdom. As the Company does not believe that the related tax benefit of those losses will be realized, a valuation allowance was recorded against the deferred tax assets associated with those foreign losses. The increase in the effective rate for the nine months ended October 1, 2005 compared to September 30, 2004 was primarily attributable to those losses from certain operations in the United Kingdom and the related valuation allowance recorded against the deferred tax assets associated with those foreign losses.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except for share and per share data, unless otherwise indicated)
(14) Accounting Pronouncements
Inventory Costs
     In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 151, “Inventory Costs,” as an amendment to Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage). This Statement requires that these items be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This Statement becomes effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS 151 to have a material impact on the Company’s consolidated financial statements.
(15) Segment Reporting
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

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except for share and per share data, unless otherwise indicated)
     A summary of financial information by reportable operating segment is as follows:

	For the Three Months Ended		For the Nine Months Ended
	October 1,	September 30,	October 1,	September 30,
Net Sales	2005	2004	2005	2004
Vehicle Management & Power Distribution	$82,463	$88,554	$281,169	$266,818
Intersegment sales	3,522	3,789	12,049	12,100

Vehicle Management & Power Distribution net sales	$85,985	$92,343	$293,218	$278,918

Control Devices	76,252	75,732	238,680	251,547
Intersegment sales	797	721	2,312	2,025

Control Devices net sales	$77,049	$76,453	$240,992	$253,572

Eliminations	(4,319)	(4,510)	(14,361)	(14,125)

Total consolidated net sales	$158,715	$164,286	$519,849	$518,365

Income (Loss) Before Income Taxes
Vehicle Management & Power Distribution	$(1,240)	$7,718	$15,274	$24,914
Control Devices	(325)	4,500	2,570	27,219
Other corporate activities	2,520	(1,327)	7,126	(1,665)
Corporate interest expense	(5,671)	(5,991)	(17,395)	(18,335)

Total consolidated income (loss) before income taxes	$(4,716)	$4,900	$7,575	$32,133

Depreciation and Amortization
Vehicle Management & Power Distribution	$1,844	$1,977	$6,024	$6,308
Control Devices	4,369	4,379	13,639	12,627
Corporate activities	102	79	296	229

Total consolidated depreciation and amortization	$6,315	$6,435	$19,959	$19,164

Interest Expense (Income)
Vehicle Management & Power Distribution.	$50	$61	$117	$242
Control Devices	215	(21)	461	(49)
Corporate activities	5,671	5,991	17,395	18,335

Total consolidated interest expense	$5,936	$6,031	$17,973	$18,528

Capital Expenditures
Vehicle Management & Power Distribution	$2,084	$2,235	$7,609	$6,954
Control Devices	6,466	4,383	13,208	11,059
Corporate activities	18	62	117	95

Total consolidated capital expenditures	$8,568	$6,680	$20,934	$18,108

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except for share and per share data, unless otherwise indicated)
The following table presents net sales and non-current assets for each of the geographic areas in which the Company operates:

	For the Three Months Ended		For the Nine Months Ended
	October 1,	September 30,	October 1,	September 30,
Net Sales	2005	2004	2005	2004
North America	$125,789	$135,680	$409,060	$421,749
Europe and other	32,926	28,606	110,789	96,616

Total consolidated net sales	$158,715	$164,286	$519,849	$518,365

	October 1,	September 30,
Non-Current Assets	2005	2004
North America	$222,123	$183,604
Europe and other	23,024	55,355

Total non-current assets	$245,147	$238,959

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except for share and per share data, unless otherwise indicated)
(16) Guarantor Financial Information
     The senior notes and the credit facility are fully and unconditionally guaranteed, jointly and severally, by each of the Company’s existing and future domestic wholly-owned subsidiaries (Guarantor Subsidiaries). The Company’s non-U.S. subsidiaries do not guarantee the senior notes and the credit facility (Non-Guarantor Subsidiaries).
     Presented below are summarized condensed consolidating financial statements of the Parent (which includes certain of the Company’s operating units), the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the Company on a consolidated basis, as of October 1, 2005 and December 31, 2004, and for the three and nine months ended October 1, 2005 and September 30, 2004.
     These summarized condensed consolidating financial statements are prepared under the equity method. Separate financial statements for the Guarantor Subsidiaries are not presented based on management’s determination that they do not provide additional information that is material to investors. Therefore, the Guarantor Subsidiaries are combined in the presentation below.

	October 1, 2005
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,472	$70	$29,384	$—	$45,926
Accounts receivable, net	48,202	37,843	25,383	(42)	111,386
Inventories, net	24,262	14,152	15,290	—	53,704
Prepaid expenses, intercompany and other	(267,297)	251,608	31,276	—	15,587
Deferred income taxes	7,756	354	402	—	8,512

Total current assets	(170,605)	304,027	101,735	(42)	235,115

PROPERTY, PLANT AND EQUIPMENT, NET	60,964	32,642	18,502	—	112,108
OTHER ASSETS:
Goodwill	44,585	20,591	—	—	65,176
Investments and other, net	36,193	481	136	(8,141)	28,669
Deferred income taxes	36,390	(237)	3,041	—	39,194
Investment in subsidiaries	397,378	—	—	(397,378)	—

TOTAL ASSETS	$404,905	$357,504	$123,414	$(405,561)	$480,262

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$—	$19	$—	$19
Accounts payable	19,878	21,461	18,778	—	60,117
Accrued expenses and other	27,145	11,725	17,077	(42)	55,905

Total current liabilities	47,023	33,186	35,874	(42)	116,041

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	200,000	—	8,187	(8,141)	200,046
Other liabilities	60	2,043	4,250	—	6,353

Total long-term liabilities	200,060	2,043	12,437	(8,141)	206,399

SHAREHOLDERS’ EQUITY	157,822	322,275	75,103	(397,378)	157,822

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$404,905	$357,504	$123,414	$(405,561)	$480,262

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except for share and per share data, unless otherwise indicated)
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

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except for share and per share data, unless otherwise indicated)
     Supplemental condensed consolidating financial statements (continued):

		For the Three Months Ended October 1, 2005
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

NET SALES	$78,079	$56,604	$41,145	$(17,113)	$158,715
COSTS AND EXPENSES:
Costs of goods sold	68,403	42,988	32,309	(16,546)	127,154
Selling, general and administrative	13,931	9,167	8,492	(567)	31,023
Restructuring charges	176	172	475	—	823

OPERATING INCOME (LOSS)	(4,431)	4,277	(131)	—	(285)

Interest expense (income), net	5,878	—	58	—	5,936
Other (income) expense, net	(1,551)	—	46	—	(1,505)
Equity earnings from subsidiaries	(4,194)	—	—	4,194	—

INCOME (LOSS) BEFORE INCOME TAXES	(4,564)	4,277	(235)	(4,194)	(4,716)

Provision (benefit) for income taxes	(1,272)	699	(851)	—	(1,424)

NET INCOME (LOSS)	$(3,292)	$3,578	$616	$(4,194)	$(3,292)

		For the Three Months Ended September 30, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

NET SALES	$81,924	$59,098	$39,540	$(16,276)	$164,286
COSTS AND EXPENSES:
Costs of goods sold	67,893	41,262	31,387	(15,908)	124,634
Selling, general and administrative	12,782	9,265	7,080	(368)	28,759
Restructuring charges	—	—	320	—	320

OPERATING INCOME	1,249	8,571	753	—	10,573

Interest expense (income), net	6,091	—	(60)	—	6,031
Other (income) expense, net	(593)	—	235	—	(358)
Equity earnings from subsidiaries	(9,190)	—	—	9,190	—

INCOME BEFORE INCOME TAXES	4,941	8,571	578	(9,190)	4,900

Provision (benefit) for income taxes	1,020	—	(41)	—	979

NET INCOME	$3,921	$8,571	$619	$(9,190)	$3,921

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except for share and per share data, unless otherwise indicated)
     Supplemental condensed consolidating financial statements (continued):

		For the Nine Months Ended October 1, 2005
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

NET SALES	$257,753	$175,839	$141,115	$(54,858)	$519,849
COSTS AND EXPENSES:
Costs of goods sold	217,937	128,351	108,287	(53,337)	401,238
Selling, general and administrative	40,472	24,806	28,782	(1,521)	92,539
Restructuring charges	176	728	3,723	—	4,627

OPERATING INCOME (LOSS)	(832)	21,954	323	—	21,445

Interest expense, net	17,950	—	23	—	17,973
Other (income) expense, net	(4,271)	—	168	—	(4,103)
Equity earnings from subsidiaries	(20,323)	—	—	20,323	—

INCOME BEFORE INCOME TAXES	5,812	21,954	132	(20,323)	7,575

Provision for income taxes	1,920	12	1,751	—	3,683

NET INCOME (LOSS)	$3,892	$21,942	$(1,619)	$(20,323)	$3,892

		For the Nine Months Ended September 30, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

NET SALES	$253,225	$180,360	$133,188	$(48,408)	$518,365
COSTS AND EXPENSES:
Costs of goods sold	206,029	125,334	101,206	(47,301)	385,268
Selling, general and administrative	34,256	28,028	21,491	(1,107)	82,668
Restructuring charges	—	—	525	—	525

OPERATING INCOME	12,940	26,998	9,966	—	49,904

Interest expense (income), net	18,631	—	(103)	—	18,528
Other (income) expense, net	(905)	8	140	—	(757)
Equity earnings from subsidiaries	(34,449)	—	—	34,449	—

INCOME BEFORE INCOME TAXES	29,663	26,990	9,929	(34,449)	32,133

Provision for income taxes	7,242	—	2,470	—	9,712

NET INCOME	$22,421	$26,990	$7,459	$(34,449)	$22,421

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except for share and per share data, unless otherwise indicated)
     Supplemental condensed consolidating financial statements (continued):

		For the Nine Months Ended October 1, 2005
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided (used) by operating activities	$7,355	$6,298	$(2,838)	$4,706	$15,521

INVESTING ACTIVITIES:
Capital expenditures	(10,880)	(6,257)	(3,797)	—	(20,934)
Proceeds from sale of fixed assets	—	—	1,664	—	1,664
Business acquisitions and other	(294)	(49)	—	61	(282)

Net cash used by investing activities	(11,174)	(6,306)	(2,133)	61	(19,552)

FINANCING ACTIVITIES:
Repayments of long-term debt	—	—	4,610	(4,706)	(96)
Share-based compensation activity	3	61	—	(61)	3
Other financing costs	(75)	—	—	—	(75)

Net cash provided (used) by financing activities	(72)	61	4,610	(4,767)	(168)

Effect of exchange rate changes on cash and cash equivalents	—	—	(2,207)	—	(2,207)

Net change in cash and cash equivalents	(3,891)	53	(2,568)	—	(6,406)
Cash and cash equivalents at beginning of period	20,363	17	31,952	—	52,332

Cash and cash equivalents at end of period	$16,472	$70	$29,384	$—	$45,926

		For the Nine Months Ended September 30, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$14,568	$7,579	$19,172	$(13,490)	$27,829

INVESTING ACTIVITIES:
Capital expenditures	(8,477)	(6,547)	(3,084)	—	(18,108)
Proceeds from sale of fixed assets	1	—	15	—	16
Business acquisitions and other	(798)	41	—	43	(714)

Net cash used by investing activities	(9,274)	(6,506)	(3,069)	43	(18,806)

FINANCING ACTIVITIES:
Repayments of long-term debt	(7,306)	—	(6,548)	13,495	(359)
Share-based compensation activity	(1,945)	(1,081)	2,488	(48)	(586)
Other financing costs	(134)	—	—	—	(134)

Net cash used by financing activities	(9,385)	(1,081)	(4,060)	13,447	(1,079)

Effect of exchange rate changes on cash and cash equivalents	—	—	59	—	59

Net change in cash and cash equivalents	(4,091)	(8)	12,102	—	8,003
Cash and cash equivalents at beginning of period	14,532	26	9,584	—	24,142

Cash and cash equivalents at end of period	$10,441	$18	$21,686	$—	$32,145

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     We are a leading, independent designer and manufacturer of highly engineered electrical and electronic components, modules and systems for the automotive, medium- and heavy-duty truck, agricultural and off-highway vehicle markets.
     We recognized net loss for the third quarter of 2005 of $3.3 million, or $0.14 per diluted share, compared with net income of $3.9 million, or $0.17 per diluted share, for the third quarter of 2004.
     We recognized net income for the nine-month period ended October 1, 2005 of $3.9 million, or $0.17 per diluted share, compared with $22.4 million, or $0.98 per diluted share for the comparable period in 2004.
     Our third quarter of 2005 results were affected by a number of challenging industry-wide issues, including intense competition, product price reductions, higher commodity costs, Delphi’s bankruptcy, and lower North American light vehicle production levels. We continuously work to address these challenges by implementing a broad range of initiatives aimed to improve operating performance. In addition to our restructuring initiatives, we have implemented lean manufacturing principles, consolidated our purchasing activities and we are continually evaluating the opportunity to manufacture products in low cost locations.
     Operating inefficiencies related to our restructuring efforts, primarily due to retention issues, also affected our third quarter of 2005 results. These restructuring initiatives include the rationalization of certain manufacturing facilities in the high cost regions of Europe and North America. We recently began a transition of additional production from the United States to Mexico by announcing the closing of a wire harness plant in the United States. The production lines will transition to Mexico over the next six months. In connection with our overall restructuring plan, we recorded charges of $0.8 million for the third quarter and $4.6 million for the first nine months of 2005. We expect the total cost of our restructuring efforts for 2004 and 2005 to approximate $7.6 million. See Note 10 to our condensed consolidated financial statements for more information.
     Significant factors inherent to our markets that could affect our results for the remainder of 2005 include our ability to successfully execute our planned restructuring program, mitigate commodity price increases, and implement planned productivity and cost reduction initiatives. Our results for the remainder of 2005 also depend on conditions in the automotive and commercial vehicle industries, which are generally dependent on domestic and global economies.
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
     Beginning in 2005, we changed from a calendar year end to a 52-53 week fiscal year end. Our fiscal quarters are now comprised of 13-week periods and once every seven years, starting in 2008, the fourth quarter will be 14 weeks in length. The third quarter of 2005 and 2004 ended on October 1 and September 30, respectively.
Three Months Ended October 1, 2005 Compared To Three Months Ended September 30, 2004
     Net Sales. Net sales for our reportable segments, excluding intersegment sales, for the three months ended October 1, 2005 and September 30, 2004 are summarized in the following table.

	For the Three Months Ended
	October	September	$ Increase /	% Increase /
	1, 2005	30, 2004	(Decrease)	(Decrease)

Vehicle Management & Power Distribution	$82,463	$88,554	$(6,091)	(6.9)%
Control Devices	76,252	75,732	520	0.7

Total net sales	$158,715	$164,286	$(5,571)	(3.4)%

     The decrease in net sales for our Vehicle Management & Power Distribution reportable segment was primarily due to decreased production from a major commercial vehicle customer, a European product phase-out, and product price reductions. The increase in net sales for our Control Devices reportable segment during the third quarter of 2005 was primarily attributable to more stable production rates in the North American light vehicle market. Net sales were unfavorably affected by foreign exchange rate fluctuations relative to the U.S. dollar, which decreased sales by $0.5 million.
     Net sales by geographic location for the three months ended October 1, 2005 and September 30, 2004 are summarized in the following table.

	For the Three Months Ended
	October	September	$ Increase /	% Increase /
	1, 2005	30, 2004	(Decrease)	(Decrease)

North America	$125,789	$135,680	$(9,891)	(7.3)%
Europe and other	32,926	28,606	4,320	15.1

Total net sales	$158,715	$164,286	$(5,571)	(3.4)%

     North American sales accounted for 79.3% of total net sales for the third quarter of 2005 compared with 82.6% for the third quarter of 2004. The decrease in North American net sales was primarily attributable to decreased sales to a major commercial vehicle customer and product price reductions. Net sales outside North America accounted for 20.7% of total net sales for the third quarter of 2005 compared to 17.4% for the third quarter of 2004. The increase in net sales outside of North America was primarily attributable to new product launches and increased commercial vehicle volume.
     Cost of Goods Sold. Cost of goods sold for the third quarter of 2005 increased by $2.6 million, or 2.0%, to $127.2 million from $124.6 million in the third quarter of 2004. As a percentage of sales, cost of goods sold increased to 80.1% from 75.9% for the third quarter of 2004. This increase as a percentage of sales was predominately due to operational inefficiencies resulting from our restructuring efforts, price reductions and reduced commercial vehicle volume. We expect that these challenges will continue to affect our gross margin through the remainder of 2005.
     Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses for the three months ended October 1, 2005 increased by $2.2 million to $31.0 million from $28.8 for the comparable period in 2004. Included in SG&A expenses for the three months ended October 1, 2005 and September 30, 2004 were product development expenses of $9.5 million and $8.8 million, respectively. The increase in SG&A expenses primarily reflects increased investment in our product development activities, which are focused on occupant safety, chassis, driveline and driver information products. The increase also reflects increased sales and marketing activity and bad debt expenses of $2.4 million recorded during the third quarter of 2005 as the result of the Delphi bankruptcy partially offset by decreased Sarbanes-Oxley compliance expenses. As a percentage of sales, SG&A expenses increased to 19.5% for the third quarter of 2005 from 17.5% for the corresponding period in 2004.
     Restructuring Charges. In January 2005, we announced that we would undertake restructuring efforts related to the rationalization of certain manufacturing facilities in the high cost regions of Europe and North America. This rationalization is a result of our cost reduction initiatives. Restructuring charges recorded by reportable segment during the third quarter of 2005 were as follows:

	For the Three Months Ended October 1, 2005
	Vehicle
	Management &		Total Consolidated
	Power Distribution	Control Devices	Restructuring Charges

Severance costs	$356	$214	$570
Facility closure costs	—	218	218
Other costs	—	35	35

Total restructuring charges	$356	$467	$823

	For the Three Months Ended September 30, 2004
	Vehicle
	Management &		Total Consolidated
	Power Distribution	Control Devices	Restructuring Charges

Asset-related charges	$—	$202	$202
Other costs	—	118	118

Total restructuring charges	$—	$320	$320

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
     Total restructuring costs for 2004 and 2005 related to the Vehicle Management & Power Distribution reportable segment are expected to approximate $1.1 million, which includes $1.0 million of severance costs and $0.1 million of asset-related charges. Total restructuring costs for 2004 and 2005 related to the Control Devices reportable segment are expected to approximate $6.5 million, which includes $3.6 million of severance costs, $1.0 million of asset-related charges, $1.3 million of facility closure costs and $0.6 million of other exit costs.
     Other Income, net. Other income, which primarily represented equity earnings of unconsolidated subsidiaries and effects of foreign exchange, was $1.5 million and $0.4 million for the three months ended October 1, 2005 and September 30, 2004, respectively. The increase of $1.1 million was predominately attributable to the increase in equity earnings recognized from our joint venture in Brazil.
     Income (Loss) Before Income Taxes. Income (loss) before income taxes, which is the primary profitability measure used by our chief executive officer, is summarized in the following table by reportable segment for the three months ended October 1, 2005 and September 30, 2004.

	For the Three Months Ended
	October	September	$ Increase /	% Increase /
	1, 2005	30, 2004	(Decrease)	(Decrease)

Vehicle Management & Power Distribution	$(1,240)	$7,718	$(8,958)	(116.1)%
Control Devices	(325)	4,500	(4,825)	(107.2)
Other corporate activities	2,520	(1,327)	3,847	(289.9)
Corporate interest expense	(5,671)	(5,991)	320	(5.3)

Income (loss) before income taxes	$(4,716)	$4,900	$(9,616)	(196.2)%

     The decrease in income (loss) before income taxes at the Vehicle Management & Power Distribution reportable segment was primarily the result of operational inefficiencies related to our restructuring activities, Delphi’s bankruptcy, increased product development expenses, product price reductions and reduced sales volume. The Delphi bankruptcy resulted in a charge of $0.9 million in the three months ended October 1, 2005 for the Vehicle Management & Power Distribution reportable segment.

     The decrease in income (loss) before income taxes at the Control Devices reportable segment was primarily the result of operational inefficiencies due to our restructuring activities, product price reductions, Delphi’s bankruptcy and increased product development activities. The Delphi bankruptcy resulted in a charge of $1.5 million in the three months ended October 1, 2005 for the Control Devices reportable segment.
     Income (loss) before income taxes for the third quarter of 2005 for North America decreased by $7.4 million to $(4.3) million from $3.1 million for the corresponding period in 2004. Income (loss) before income taxes for the third quarter of 2005 outside North America decreased by $2.2 million to $(0.4) million from $1.8 million for the corresponding period in 2004. The decrease in our global profitability was primarily due to operating inefficiencies related to restructuring efforts, Delphi’s bankruptcy, product price reductions, reduced commercial vehicle volume and increased product development activities.
     Provision (Benefit) for Income Taxes. We recognized a provision (benefit) for income taxes of $(1,424), or (30.2%) of pre-tax income, and $979, or 20.0% of pre-tax income, for federal, state and foreign income taxes for the three months ended October 1, 2005 and September 30, 2004, respectively. The decrease in the effective rate for the three months ended October 1, 2005 compared to September 30, 2004 was attributable to a change in the mix of foreign earnings to domestic earnings as well as the reversal of tax contingencies previously recorded in accordance with SFAS 5 upon the expiration of certain statutes of limitation. In addition, the effective tax rate for the third quarter of 2005 was favorably impacted by the refund of state income taxes. The Company, however, has continued to experience losses related to certain operations in the United Kingdom. As we do not believe that the related tax benefit of those losses will be realized, a valuation allowance was recorded against the deferred tax assets associated with those foreign losses.
Nine Months Ended October 1, 2005 Compared To Nine Months Ended September 30, 2004
     Net Sales. Net sales for our reportable segments, excluding intersegment sales, for the nine months ended October 1, 2005 and September 30, 2004 are summarized in the following table.

	For the Nine Months Ended
	October	September	$ Increase /	% Increase /
	1, 2005	30, 2004	(Decrease)	(Decrease)

Vehicle Management & Power Distribution	$281,169	$266,818	$14,351	5.4%
Control Devices	238,680	251,547	(12,867)	(5.1)

Total net sales	$519,849	$518,365	$1,484	0.3%

     The increase in net sales for our Vehicle Management & Power Distribution reportable segment was primarily due to an increase in commercial vehicle production, partially offset by product price reductions. The decrease in net sales for our Control Devices reportable segment during the first nine months of 2005 was primarily attributable to lower North American light vehicle production and product price reductions. Net sales were favorably affected by foreign exchange rate fluctuations relative to the U.S. dollar, which increased net sales by $2.8 million.
     Net sales by geographic location for the nine months ended October 1, 2005 and September 30, 2004 are summarized in the following table.

	For the Nine Months Ended
	October	September	$ Increase /	% Increase /
	1, 2005	30, 2004	(Decrease)	(Decrease)

North America	$409,060	$421,749	$(12,689)	(3.0)%
Europe and other	110,789	96,616	14,173	14.7

Total net sales	$519,849	$518,365	$1,484	0.3%

     North American net sales accounted for 78.7% of total net sales for the first nine months of 2005 compared with 81.4% for the first nine months of 2004. The decrease in North American net sales was primarily attributable to decreased sales to the North American light vehicle market and product price reductions. Net sales outside North America accounted for 21.3%

of total net sales for the first nine months of 2005 compared to 18.6% for the first nine months of 2004. The increase in net sales outside North America was primarily attributable to increased commercial vehicle production and favorable currency exchange rates.
     Cost of Goods Sold. Cost of goods sold for the first nine months of 2005 increased by $15.9 million, or 4.1%, to $401.2 million from $385.3 million in the first nine months of 2004. As a percentage of sales, cost of goods sold increased to 77.2% from 74.3% for the first nine months of 2004. This increase as a percentage of sales was predominately due to operational inefficiencies resulting from our restructuring efforts, product price reductions, higher commodity costs, and reduced light vehicle volumes. We expect that these challenges will continue to affect our gross margin through the remainder of 2005.
     Selling, General and Administrative Expenses. SG&A expenses for the nine months ended October 1, 2005 increased by $9.8 million to $92.5 million from $82.7 million in the first nine months of 2004. Included in SG&A expenses for the nine months ended October 1, 2005 and September 30, 2004 were product development expenses of $30.5 million and $25.6 million, respectively. The increase in SG&A expenses primarily reflects increased investment in our product development activities, which are focused on occupant safety, chassis, driveline and driver information products. The increase also reflects an increase in sales and marketing activity and bad debt expenses recorded during the nine months ended October 1, 2005 of $3.3 million as the result of customer bankruptcies. Additionally, SG&A for the first nine months of 2005 included favorable commercial dispute settlements of $3.2 million which were offset by an unfavorable commercial dispute settlement of $1.4 million. As a percentage of sales, SG&A expenses increased to 17.8% for the first nine months of 2005 from 15.9% for the corresponding period in 2004.
     Restructuring Charges. In January 2005, we announced that we would undertake restructuring efforts related to the rationalization of certain manufacturing facilities in the high cost regions of Europe and North America. This rationalization is part of our cost reduction initiatives. Restructuring charges recorded by reportable segment during the first nine months of 2005 were as follows:

	For the Nine Months Ended October 1, 2005
	Vehicle
	Management &		Total Consolidated
	Power Distribution	Control Devices	Restructuring Charges

Severance costs	$453	$2,498	$2,951
Asset-related charges	127	369	496
Facility closure costs	—	964	964
Other costs	—	216	216

Total restructuring charges	$580	$4,047	$4,627

	For the Nine Months Ended September 30, 2004
	Vehicle
	Management &		Total Consolidated
	Power Distribution	Control Devices	Restructuring Charges

Asset-related charges	$—	$407	$407
Other costs	—	118	118

Total restructuring charges	$—	$525	$525

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
     Other Income, net. Other income, which primarily represented equity earnings of unconsolidated subsidiaries and effects of foreign exchange, was $4.1 million and $0.8 million for the nine months ended October 1, 2005 and September 30,

2004, respectively. The increase of $3.3 million was predominately attributable to the increase in equity earnings recognized from our joint venture in Brazil.
     Income Before Income Taxes. Income before income taxes, which is the primary profitability measure used by our chief executive officer, is summarized in the following table by reportable segment for the nine months ended October 1, 2005 and September 30, 2004.

	For the Nine Months Ended
	October	September	$ Increase /	% Increase /
	1, 2005	30, 2004	(Decrease)	(Decrease)

Vehicle Management & Power Distribution	$15,274	$24,914	$(9,640)	(38.7)%
Control Devices	2,570	27,219	(24,649)	(90.6)
Other corporate activities	7,126	(1,665)	8,791	(528.0)
Corporate interest expense	(17,395)	(18,335)	940	(5.1)

Income before income taxes	$7,575	$32,133	$(24,558)	(76.4)%

     The decrease in income before income taxes for the first nine months of 2005 at the Vehicle Management & Power Distribution reportable segment was primarily the result of operational inefficiencies related to our restructuring activities, a customer bankruptcy, increased product development expenses, and product price reductions, offset by increased commercial vehicle production.
     The decrease in income before income taxes for the first nine months of 2005 at the Control Devices reportable segment was primarily the result of operational inefficiencies due to our restructuring activities, decreased North American light vehicle production, product price reductions, higher commodity costs, customer bankruptcies and increased product development activities.
     Income before income taxes for the first nine months of 2005 for North America decreased by $20.2 million to $2.6 million from $22.8 million for the corresponding period in 2004. Income before income taxes for the first nine months of 2005 outside North America decreased by $4.3 million to $5.0 million from $9.3 million for the corresponding period in 2004. The decrease in our global profitability was primarily due to operating inefficiencies related to restructuring efforts, the decrease in passenger car and light truck production, product price reductions, higher commodity costs, customer bankruptcies and increased product development activities, partially offset by increased commercial vehicle production.
     Provision for Income Taxes. We recognized a provision for income taxes of $3,683, or 48.6% of pre-tax income, and $9,712, or 30.2% of pre-tax income, for federal, state and foreign income taxes for the nine months ended October 1, 2005 and September 30, 2004, respectively. The increase in the effective rate for the nine months ended October 1, 2005 compared to September 30, 2004 was attributable to losses incurred outside the United States. In general, the Company’s operations outside the United States are taxed at lower rates than those of domestic operations. The Company has experienced losses related to certain operations in the United Kingdom. The Company believes that the related tax benefit of those losses may not be realized. Therefore, a valuation allowance has been recorded against the deferred tax assets associated with those foreign losses.
Liquidity and Capital Resources
     Net cash provided by operating activities was $15.5 million and $27.8 million for the nine months ended October 1, 2005 and September 30, 2004, respectively. The decrease in net cash provided by operating activities of $12.3 million was primarily due to a decrease in our profitability, largely attributable to operating inefficiencies related to our restructuring efforts, the decrease in passenger car and light truck production, product price reductions, higher commodity costs, customer bankruptcies and increased product development activities. This decrease was partially offset by decreases in working capital requirements.
     Net cash used by investing activities was $19.6 million and $18.8 million for the nine months ended October 1, 2005 and September 30, 2004, respectively. The increase in net cash used by investing activities of $0.8 million was attributable to a slight increase in capital expenditures offset by proceeds received from a sale of fixed assets in the United Kingdom in 2005.

     Net cash used by financing activities was $1.1 million for the nine months ended September 30, 2004 and was primarily related to share-based compensation activity.
     As discussed in Note 4 to our condensed consolidated financial statements, we have entered into foreign currency forward contracts with a notional value of $19.8 million to reduce exposure related to our krona- and pound-denominated receivables. The estimated fair value of these contracts at October 1, 2005, per quoted market sources, was approximately $0.1 million. We have also entered into foreign currency option contracts with a notional value of $0.1 million to reduce the risk associated with our other known foreign currency exposures related to the Swedish krona, British pound, Mexican peso and the Euro. The estimated fair value of these contracts at October 1, 2005, per quoted market sources, was approximately $0.2 million. The foreign currency forward contracts are marked to market, with gains and losses recognized in our condensed consolidated statement of operations as a component of other income. The option contracts are marked to market, with gains and losses recognized in our condensed consolidated statement of operations as a component of operating income. Our forward foreign exchange and option contracts substantially offset gains and losses on the underlying foreign-denominated transactions. We do not enter into financial instruments for speculative or profit motivated purposes. We believe that our use of these instruments to reduce risk is in our best interest.
     Future capital expenditures are expected to increase as management targets specific growth opportunities and future organic growth is expected to be funded through cash flows from operations. We believe that cash flows from operations and the availability of funds from our credit facilities and senior notes will provide sufficient liquidity to meet our future growth and operating needs. As outlined in Note 8 to our condensed consolidated financial statements, we have a revolving credit facility of which $96.1 million was available at October 1, 2005. We also had $45.9 million in available cash at October 1, 2005, and believe we will have access to the debt and equity markets should the need arise.
     Our credit facilities contain various covenants that require, among other things, the maintenance of certain specified ratios of consolidated total debt to consolidated EBITDA, interest coverage and fixed charge coverage. Restrictions also include limits on capital expenditures, operating leases and dividends. We were in compliance with all covenants at October 1, 2005.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Risk
     From time to time, the Company is exposed to certain market risks, primarily resulting from the effects of changes in interest rates. At October 1, 2005, however, all of the Company’s outstanding debt was fixed-rate debt.
Commodity Price Risk
     Given the current economic climate, the Company has been experiencing risk related to the pricing of certain commodities, particularly with respect to copper and resins. The Company is managing this risk through a combination of fixed-price agreements, staggered short-term contract maturities and commercial negotiations with its suppliers. The Company is also considering pursuing alternative commodities or alternative suppliers to mitigate this risk over a period of time. At this time, the Company does not intend to use financial instruments to mitigate this risk. The increases in certain commodity costs have negatively affected the Company’s operating results, and a continuation of such price increases could affect its profitability.
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

Item 4. Controls and Procedures.
     Edward F. Mosel, the Company’s chief operating officer, on behalf of the Company has performed the functions of the Company’s principal financial officer since the August 19, 2005 resignation of the Company’s chief financial officer. Mr. Mosel is expected to continue to perform those functions on a temporary basis until the Company hires a new chief financial officer. The Company has retained an executive search firm to assist the Company in the search for a new chief financial officer.
Evaluation of Disclosure Controls and Procedures
     As of October 1, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (CEO) and chief operating officer (COO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and COO, concluded that the Company’s disclosure controls and procedures were effective as of October 1, 2005.
Changes in Internal Control over Financial Reporting
     In connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, management, including the CEO and COO, identified a change in internal control over financial reporting for the quarter ended October 1, 2005 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.
     The Company completed the implementation of new Enterprise Resource Planning (“ERP”) systems at two business units, where inventory is material to the Company. In order to ensure that effective internal control over financial reporting is maintained during the implementation and testing of the new systems, the Company has taken, or plans to take, the following additional steps:
•	All significant accounts impacted by the new ERP systems are being reconciled on a timely basis,
•	Physical inventory observations have been performed, using a blind-count approach, during the three-month period ended October 1, 2005 and additional observations will be performed during December of 2005,
•	Standard product costs and manufacturing variances are being reviewed and investigated at a detailed level, and
•	Additional resources have been allocated to these business units to assist in the timely resolution of issues that may arise out of the system implementations.
     We believe that the additional steps taken subsequent to the implementation of the new ERP systems are appropriate and the related controls are designed and operating effectively for the achievement of financial reporting objectives.

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
Item 6. Exhibits.
     Reference is made to the separate, “Index to Exhibits,” contained on page 33, filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STONERIDGE, INC.

Date: November 4, 2005	/s/ Gerald V. Pisani

Gerald V. Pisani
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2005	/s/ Edward F. Mosel

Edward F. Mosel
Executive Vice President and
Chief Operating Officer
(Interim Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit

10.1	Amendment No. 3 dated July 18, 2005 to Credit Agreement dated May 1, 2002 among Stoneridge, Inc. as Borrower, the Lending Institutions Named Therein, as Lenders, National City Bank, as Administrative Agent, a Joint Lead Arranger and Collateral Agent, Deutsche Bank Securities Inc., as a Joint Lead Arranger, Comerica Bank and PNC Bank, National Association, as the Co-Documentation Agents (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 21, 2005).

10.2	Severance Agreement and Release dated August 19, 2005 with Joseph M. Mallak in connection with his resignation as the Company’s vice president and chief financial officer (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 23, 2005).

31.1	Principal Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Principal Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Principal Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.