Form 10-K
period 2005-12-31
STONERIDGE INC
filed 2006-03-16
CIK 1043337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 OR 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005	Commission file number: 001-13337
STONERIDGE, INC.

(Exact name of registrant as specified in its charter)

Ohio	34-1598949

(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9400 East Market Street, Warren, Ohio	44484

(Address of Principal Executive Offices)	(Zip Code)
(330) 856-2443

Registrant’s telephone number, Including Area Code:
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares, without par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐         No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐         No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐         No ☑
     As of July 2, 2005, the aggregate market value of the registrant’s Common Shares, without par value, held by non-affiliates of the registrant was approximately $95.7 million. The closing price of the Common Shares on July 2, 2005 as reported on the New York Stock Exchange was $7.13 per share. As of July 2, 2005, the number of Common Shares outstanding was 23,212,366.
     The number of Common Shares, without par value, outstanding as of February 10, 2006 was 23,327,478.
DOCUMENTS INCORPORATED BY REFERENCE
     Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2006, into Part III, Items 10, 11, 12, 13 and 14.

INDEX
STONERIDGE, INC. AND SUBSIDIARIES

PART I

ITEM 1.	BUSINESS.
Overview
      Founded in 1965, Stoneridge, Inc. (the “Company”) is an independent designer and manufacturer of highly engineered electrical and electronic components, modules and systems for the automotive, medium- and heavy-duty truck, agricultural and off-highway vehicle markets. Our custom-engineered products are predominantly sold on a sole-source basis and consist of application-specific control devices, sensors, vehicle management electronics and power and signal distribution systems. These products comprise the elements of every vehicle’s electrical system, and individually interface with a vehicle’s mechanical and electrical systems to (i) activate equipment and accessories, (ii) display and monitor vehicle performance and (iii) control and distribute electrical power and signals. Our products improve the performance, safety, convenience and environmental monitoring capabilities of our customers’ vehicles. As such, the growth in many of the product areas in which we compete is driven by the increasing consumer desire for safety, security and convenience coupled with the need for original equipment manufacturers (“OEM”) to meet safety requirements in addition to the general trend of increased electrical and electronic content per vehicle. Our technology and our partnership-oriented approach to product design and development enables us to develop next-generation products and to excel in the transition from mechanical-based components and systems to electrical and electronic components, modules and systems.
Products
      We conduct our business in two reportable segments: Vehicle Management & Power Distribution and Control Devices. Under the provisions of Statement of Accounting Standard (“SFAS”) 131, “Disclosures about Segments of an Enterprise and Related Information,” two of the Company’s four operating segments are aggregated into the Vehicle Management & Power Distribution reportable segment and two are aggregated into the Control Devices reportable segment. The core products of the Vehicle Management & Power Distribution reportable segment include vehicle electrical power and distribution systems and electronic instrumentation and information display products. The core products of the Control Devices reportable segment include electronic and electrical switch products, actuator products and sensor products. We design and manufacture the following vehicle parts:
      Vehicle Management & Power Distribution. The Vehicle Management & Power Distribution reportable segment produces electronic instrument clusters, electronic control units, and electrical distribution systems, primarily wiring harnesses and connectors for electrical power and signal distribution. These products collect, store and display vehicle information such as speed, pressure, maintenance data, trip information, operator performance, temperature, distance traveled and driver messages related to vehicle performance. In addition, power distribution systems regulate, coordinate and direct the operation of the entire electrical system within a vehicle compartment. These products use state-of-the-art hardware, software and multiplexing technology and are sold principally to the medium- and heavy-duty truck, agricultural and off-highway vehicle markets.
      Control Devices. The Control Devices reportable segment produces products that monitor, measure or activate a specific function within the vehicle. Product lines included within the Control Devices segment are sensors, switches, actuators, driver information systems as well as other electronic products. Sensor products are employed in most major vehicle systems, including the emissions, safety, powertrain, braking, climate control, steering and suspension systems. Switches transmit a signal that activates specific functions. Hidden switches are not typically seen by vehicle passengers, but are used to activate or deactivate selected functions. Customer activated switches are used by a vehicle’s operator or passengers to manually activate headlights, rear defrosters and other accessories. In addition, the Control Devices segment designs and manufactures electromechanical actuator products that enable users to deploy power functions in a vehicle and can be designed to integrate switching and control functions. We sell these products principally to the automotive market.

      The following table presents core product lines by reportable segment, as a percentage of net sales:

	For the Fiscal Years
	Ended December 31,

	2005	2004	2003

Vehicle Management & Power Distribution:
Vehicle electrical and power distribution systems	29%	28%	25%
Electronic instrumentation and information display products	24	24	20

Total	53%	52%	45%

Control Devices:
Actuator and sensor products	21%	20%	23%
Switch and sensor products	26	28	32

Total	47%	48%	55%

      For further information related to our reportable segments and financial information about geographic areas, see Note 13, “Segment Reporting,” to the consolidated financial statements included in this report.
Production Materials
      The principal production materials used in the manufacturing process for both reportable segments include: copper wire, cable, resins, plastics, printed circuit boards, metal stamping and certain electrical components such as microprocessors, memories, resistors, capacitors, fuses, relays and connectors. We purchase such materials pursuant to both annual contract and spot purchasing methods. Such materials are readily available from multiple sources, but we generally establish collaborative relationships with a qualified supplier for each of our key production materials in order to lower costs and enhance service and quality.
Patents and Intellectual Property
      Both of our reportable segments maintain and have pending various U.S. and foreign patents and other rights to intellectual property relating to our business, which we believe are appropriate to protect the Company’s interests in existing products, new inventions, manufacturing processes and product developments. We do not believe any single patent is material to our business, nor would the expiration or invalidity of any patent have a material adverse effect on our business or ability to compete. We are not currently engaged in any material infringement litigation, nor are there any material infringement claims pending by or against the Company.
Industry Cyclicality and Seasonality
      The markets for products in both of our reportable segments have historically been cyclical. Because these products are used principally in the production of vehicles for the automotive, medium- and heavy-duty truck, agricultural and off-highway vehicle markets, sales, and therefore results of operations, are significantly dependent on the general state of the economy and other factors, which affect these markets. A decline in automotive, medium- and heavy-duty truck, agricultural and off-highway vehicle production of our principal customers could adversely impact the Company. Approximately 43%, 46% and 53% of our net sales in 2005, 2004 and 2003, respectively, were made to the automotive market. Approximately 57%, 54% and 47% of our net sales in 2005, 2004 and 2003, respectively, were derived from the medium- and heavy-duty truck, agricultural and off-highway vehicle markets.
      We typically experience decreased sales during the third calendar quarter of each year due to the impact of scheduled OEM plant shutdowns in July for vacations and new model changeovers. The fourth quarter is similarly impacted by plant shutdowns for the holidays.

Customers
      We are dependent on a small number of principal customers for a significant percentage of our sales. The loss of any significant portion of our sales to these customers or the loss of a significant customer would have a material adverse impact on the financial condition and results of operations of the Company. We supply numerous different parts to each of our principal customers. Contracts with several of our customers provide for supplying their requirements for a particular model, rather than for manufacturing a specific quantity of products. Such contracts range from one year to the life of the model, which is generally three to seven years. Therefore, the loss of a contract for a major model or a significant decrease in demand for certain key models or group of related models sold by any of our major customers could have a material adverse impact on the Company. We may also enter into contracts to supply parts, the introduction of which may then be delayed or not used at all. We also compete to supply products for successor models and are therefore subject to the risk that the customer will not select the Company to produce products on any such model, which could have a material adverse impact on the financial condition and results of operations of the Company.
      The following table presents the Company’s major customers, as a percentage of net sales:

	For the Fiscal Years
	Ended December 31,

	2005	2004	2003

International	22%	21%	17%
DaimlerChrysler	12	11	11
Ford	7	7	9
Volvo	6	8	7
Deere	6	6	5
General Motors	5	7	9
Other	42	40	42

Total	100%	100%	100%

Backlog
      The majority of our products are not on a backlog status. They are produced from readily available materials and have a relatively short manufacturing cycle. Each of our production facilities maintains its own inventories and production schedules. Production capacity is adequate to handle current requirements and will be expanded to handle increased growth when needed.
Competition
      Markets for our products in both reportable segments are highly competitive. Our principle methods of competition are quality, service, price, timely delivery and technological innovation. We compete for new business both at the beginning of the development of new models and upon the redesign of existing models. New model development generally begins two to five years before the marketing of such models to the public. Once a supplier has been selected to provide parts for a new program, an OEM will usually continue to purchase those parts from the selected supplier for the life of the program, although not necessarily for any model redesigns.
      Our diversity in products creates a wide range of competitors, which vary depending on both market and geographic location. We compete based on strong customer relations and a fast and flexible organization that develops technically effective solutions at or below target price. We compete against the following primary competitors:
      Vehicle Management & Power Distribution. Our primary competitors include Alcoa Fujikura, Ametek, Delphi, Sumitomo Electric, Siemens VDO, Visteon and Yazaki.

      Control Devices. Our primary competitors include Bosch, Cherry, CTS, Delphi, Honeywell, Lear, Methode, Optek, Texas Instruments, Siemens VDO and Yazaki.
Product Development
      Our research and development efforts are largely product development oriented and consist primarily of applying known technologies to customer generated problems and situations. We work closely with our customers to creatively solve problems using innovative approaches. The vast majority of our development expenses are related to customer-sponsored programs where we are involved in designing custom-engineered solutions for specific applications or for next generation technology. To further our vehicles platform penetration, we have also developed collaborative relationships with the design and engineering departments of key customers. These collaborative efforts have resulted in the development of new and complimentary products and the enhancement of existing products.
      Development work at the Company is largely performed on a decentralized basis. We have engineering and product development departments located at a majority of our manufacturing facilities. To ensure knowledge sharing among decentralized development efforts, we have instituted a number of mechanisms and practices whereby innovation and best practices are shared. The decentralized product development operations are complimented by larger technology groups in Canton, Massachusetts and Stockholm, Sweden.
      We use efficient and quality oriented work processes to address our customers’ high standards. Our product development technical resources include a full complement of computer-aided design and engineering (“CAD/ CAE”) software systems, including (i) virtual three-dimensional modeling, (ii) functional simulation and analysis capabilities and (iii) data links for rapid prototyping. These CAD/ CAE systems enable the Company to expedite product design and the manufacturing process to shorten the development time and ultimately time to market.
      We are further strengthening our electrical engineering competencies through investment in equipment such as (i) automotive electro-magnetic compliance test chambers, (ii) programmable automotive and commercial vehicle transient generators, (iii) circuit simulators and (iv) other environmental test equipment. Additional investment in product machining equipment has allowed us to fabricate new product samples in a fraction of the time required historically. Our product development and validation efforts are supported by full service, on-site test labs at most manufacturing facilities, thus enabling cross-functional engineering teams to optimize the product, process and system performance before tooling initiation.
      We have invested, and will continue to invest in technology to develop new products for our customers. Research and development costs incurred in connection with the development of new products and manufacturing methods, to the extent not recoverable from the customer, are charged to selling, general and administrative expenses, as incurred. Such costs amounted to approximately $39.2 million, $36.1 million and $28.7 million for 2005, 2004 and 2003, respectively, or 5.8%, 5.3% and 4.7% of net sales for these periods. It generally takes the Company several years to bring new products from development to the marketplace.
Environmental and Other Regulations
      Our operations are subject to various federal, state, local and foreign laws and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. We believe that our business, operations and facilities have been and are being operated in compliance, in all material respects, with applicable environmental and health and safety laws and regulations, many of which provide for substantial fines and criminal sanctions for violations.
Employees
      As of December 31, 2005, we had approximately 6,000 employees, approximately 1,400 of whom were salaried and the balance of whom were paid on an hourly basis. Except for certain employees located in

Chihuahua, Mexico, Orebro and Stockholm, Sweden, and Dundee, Scotland, our employees are not represented by a union. We believe that relations with our employees are good.
Joint Ventures
      We form joint ventures in order to achieve several strategic objectives including gaining access to new markets, exchanging technology and intellectual capital, broadening our customer base and expanding our product offerings. Specifically we have formed joint ventures in Brazil, PST Indústria Eletrônica da Amazônia Ltda. (“PST”), and India, Minda Instruments Ltd. (“Minda”), and continue to explore similar business opportunities in other global markets. We have a 50% interest in PST and a 20% interest in Minda. We entered into our PST joint venture in October 1997 and our Minda joint venture in August 2004. Each of these investments is accounted for using the equity method of accounting. As of December 31, 2005, our investments in these non-consolidated joint ventures totaled $18.6 million. Equity earnings from these joint ventures were $4.1 million and $1.7 million for the fiscal years ended December 31, 2005 and 2004, respectively.
Available Information
      We make available, free of charge through our website (www.stoneridge.com), our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, and other filings with the Securities and Exchange Commission (“SEC”), as soon as reasonably practicable after they are filed with the SEC. Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers, Whistleblower Policy and Procedures and the charters of the Board’s Audit, Compensation and Nominating and Corporate Governance Committees are posted on our website as well. Copies of these documents will be available to any shareholder upon request. Requests should be directed in writing to Investor Relations at 9400 East Market Street, Warren, Ohio 44484.
      The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DE 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company.
ITEM 1A.     RISK FACTORS.

The loss or insolvency of any of our major customers would adversely affect our future results.
      We are dependent on a small number of principal customers for a significant percentage of our net sales. In 2005, International, DaimlerChrysler, Ford, Volvo, Deere and General Motors accounted for 22%, 12%, 7%, 6%, 6% and 5%, respectively, of our net sales. The loss of any significant portion of our sales to these customers or any other significant customers would have a material adverse impact on our results of operations and financial condition. The contracts we have entered into with many of our customers provide for supplying the customers’ requirements for a particular model, rather than for manufacturing a specific quantity of products. Such contracts range from one year to the life of the model, which is generally three to seven years. Therefore, the loss of a contract for a major model or a significant decrease in demand for certain key models or group of related models sold by any of our major customers could have a material adverse impact on our results of operations and financial condition by reducing cash flows and our ability to spread costs over a larger revenue base. We also compete to supply products for successor models and are subject to the risk that the customer will not select us to produce products on any such model, which could have a material adverse impact on our results of operations and financial condition. In addition, we have significant receivable balances related to these customers and other major customers that would be at risk in the event of their bankruptcy.

Our business is cyclical and seasonal in nature and further downturns in the automotive, medium- and heavy-duty truck, agricultural and off-road vehicle industries could reduce the sales and profitability of our business.
      The demand for our products is largely dependent on the domestic and foreign production of automobiles, medium-and heavy-duty trucks, agricultural and off-road vehicles. The markets for our products have historically been cyclical, because new vehicle demand is dependent on, among other things, consumer spending and is tied closely to the overall strength of the economy. Because our products are used principally in the production of vehicles for the automotive, medium- and heavy-duty truck, agricultural and off-road vehicle markets, our sales, and therefore our results of operations, are significantly dependent on the general state of the economy and other factors which affect these markets. A decline in automotive, medium- and heavy-duty truck, agricultural and off-highway vehicle production could adversely impact our results of operations and financial condition. In 2005, approximately 43% of our net sales were made to the automotive market and approximately 57% were derived from the medium- and heavy-duty truck, agricultural and off-highway vehicle markets. Seasonality experienced by the automotive industry also impacts our operations. We typically experience decreased sales during the third quarter of each year due to the impact of scheduled OEM plant shutdowns in July for vacations and new model changeovers. The fourth quarter is also impacted by plant shutdowns for the holidays.

Consolidation among vehicle parts customers and suppliers could make it more difficult for us to compete favorably.
      Since the early 1980’s the OEM supply industry has undergone a significant consolidation as OEMs have sought to lower costs, improve quality and increasingly purchase complete systems and modules rather than separate components. As a result of the cost focus of these major customers, we have been, and expect to continue to be, required to reduce prices. Because of these competitive pressures, we cannot assure you that we will be able to increase or maintain gross margins on product sales to OEMs. The trend toward consolidation among automotive parts suppliers is resulting in fewer, larger suppliers who benefit from purchasing and distribution economies of scale. If we cannot achieve cost savings and operational improvements sufficient to allow us to compete favorably in the future with these larger, consolidated companies, our results of operations and financial condition could be adversely affected.

Our physical properties and information systems are subject to damage as a result of disasters, outages or similar events.
      Our offices and facilities, including those used for design and development, material procurement, manufacturing, logistics and sales are located throughout the world and are subject to possible destruction, temporary stoppage or disruption as a result of any number of unexpected events. If any of these facilities or offices were to experience a significant loss as a result of any of the above events, it could disrupt our operations, delay production, shipments and revenue, and result in large expenses to repair or replace these facilities or offices.
      In addition, network and information system shutdowns caused by unforeseen events such as power outages, disasters, hardware or software defects, computer viruses and computer hacking pose increasing risks. Such an event could also result in the disruption of our operations, delay production, shipments and revenue, and result in large expenditures necessary to repair or replace such network and information systems.

Our business is very competitive and increased competition could reduce our sales.
      Markets for our products are highly competitive and the company can offer no assurance that we can maintain our product pricing levels with our customers. We compete based on quality, service, price, timely delivery and technological innovation. Many of our competitors are more diversified and have greater financial and other resources than we do. We cannot assure you that our business will not be adversely affected by competition or that we will be able to maintain our profitability if the competitive environment changes.

We must implement and sustain a competitive technological advantage in producing our products to compete effectively.
      Our products are subject to changing technology, which could place us at a competitive disadvantage relative to alternative products introduced by competitors. Our success will depend on our ability to continue to meet customers’ changing specifications with respect to quality, service, price, timely delivery and technological innovation by implementing and sustaining competitive technological advances. Our business may, therefore, require, significant ongoing and recurring additional capital expenditures and investment in research and development and manufacturing and management information systems. We cannot assure you that we will be able to achieve the technological advances or introduce new products that may be necessary to remain competitive. Our inability to continuously improve existing products and to develop new products and to achieve technological advances could have a material adverse affect on our results of operations and financial condition.

We may experience increased costs associated with labor unions that could adversely affect our financial performance and results of operations.
      As of December 31, 2005, we had approximately 6,000 employees, approximately 1,400 of whom were salaried and the balance of whom were paid on an hourly basis. Certain employees located in Chihuahua, Mexico, Orebro and Stockholm, Sweden and Dundee, Scotland, are represented by unions. We cannot assure you that more of our employees will not be covered by collective bargaining agreements in the future or that any of our facilities will not experience a work stoppage or other labor disruption. Any prolonged labor disruption involving our employees, employees of our customers, a large percentage of which are covered by collective bargaining agreements, or employees of our suppliers could have a material adverse impact on our results of operations and financial condition by disrupting our ability to manufacture our products or the demand for our products.

Compliance with environmental and other governmental regulations could be costly and require us to make significant expenditures.
      Our operations are subject to various federal, state, local and foreign laws and regulations governing, among other things:

•	the discharge of pollutants into the air and water;

•	the generation, handling, storage, transportation, treatment, and disposal of waste and other materials;

•	the cleanup of contaminated properties; and

•	the health and safety of our employees.
      We believe that our business, operations and facilities have been and are being operated in compliance in all material respects with applicable environmental and health and safety laws and regulations, many of which provide for substantial fines and criminal sanctions for violations. The operation of our manufacturing facilities entails risks and we cannot assure you that we will not incur material costs or liabilities in connection with these operations. In addition, potentially significant expenditures could be required in order to comply with evolving environmental and health and safety laws, regulations or requirements that may be adopted or imposed in the future.

We may incur material product liability costs.
      We are subject to the risk of exposure to product liability claims in the event that the failure of any of our products results in personal injury or death and we cannot assure you that we will not experience material product liability losses in the future. In addition, if any of our products prove to be defective, we may be required to participate in government-imposed or OEM-instituted recalls involving such products. We maintain insurance against such product liability claims, but we cannot assure you that such coverage will be adequate for liabilities ultimately incurred or that it will continue to be available on terms acceptable to us. A successful claim brought against us that exceeds available insurance coverage or a requirement to participate in any product recall could have a material adverse affect on our results of operations and financial condition.

We are subject to risks related to our international operations.
      Approximately 21% of our net sales in 2005 were derived from sales of our European and other international operations, and European and other international non-current assets accounted for approximately 11% of our non-current assets as of December 31, 2005. International sales and operations are subject to significant risks, including, among others:

•	political and economic instability;

•	restrictive trade policies;

•	economic conditions in local markets;

•	currency exchange controls;

•	labor unrest;

•	difficulty in obtaining distribution support and potentially adverse tax consequences; and

•	the imposition of product tariffs and the burden of complying with a wide variety of international and U.S. export laws.
      Additionally, to the extent any portion of our net sales and expenses are denominated in currencies other than U.S. dollars, changes in exchange rates could have a material adverse affect on our results of operations and financial condition.

The prices that we can charge some of our customers are predetermined and we bear the risk of costs in excess of our estimates.
      Our supply agreements with some of our customers require us to provide our products at predetermined prices. In some cases, these prices decline over the course of the contract and may require us to meet certain productivity, cost reduction targets. The costs that we incur in fulfilling these contracts may vary substantially from our initial estimates. Unanticipated cost increases or the inability to meet certain cost reduction targets may occur as a result of several factors, including increases in the costs of labor, components or materials. In some cases, we are permitted to pass on to our customers the cost increases associated with specific materials. Cost overruns that we cannot pass on to our customers could adversely affect our business, results of operations and financial condition.

We are dependent on the availability and price of raw materials.
      We require substantial amounts of raw materials and substantially all raw materials we require are purchased from outside sources. The availability and prices of raw materials may be subject to curtailment or change due to, among other things, new laws or regulations, suppliers’ allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and worldwide price levels. Any change in the supply of, or price for, these raw materials could materially affect our results of operations and financial condition.
ITEM 1B.     UNRESOLVED STAFF COMMENTS.
      None.

ITEM 2.	PROPERTIES.
      The Company and our joint ventures currently own or lease 23 manufacturing facilities, which together contain approximately 1.8 million square feet of manufacturing space. Of these manufacturing facilities, ten are used by our Vehicle Management & Power Distribution reportable segment, ten are used by our Control Devices reportable segment and three are owned by our joint venture companies. The following table provides information regarding our facilities:

	Owned/		Square
Location	Leased	Use	Footage

Vehicle Management & Power Distribution
Portland, Indiana	Owned	Manufacturing	182,000
Juarez, Mexico	Owned	Manufacturing/Division Office	178,000
Chihuahua, Mexico	Owned	Manufacturing/Warehouse	135,447
El Paso, Texas	Leased	Warehouse	93,000
Orebro, Sweden	Leased	Manufacturing	77,472
Monclova, Mexico	Leased	Manufacturing	68,436
Orwell, Ohio	Owned	Manufacturing	62,000
Chihuahua, Mexico	Leased	Manufacturing/Warehouse	49,250
Dundee, Scotland	Leased	Manufacturing	30,000
Stockholm, Sweden	Leased	Engineering Office/Division Office	29,278
Tallinn, Estonia	Leased	Manufacturing/Office/Warehouse	28,352
Warren, Ohio	Leased	Division Office	24,570
Tallinn, Estonia	Leased	Manufacturing/Office	18,794
Chihuahua, Mexico	Leased	Warehouse	10,000
Bayonne, France	Leased	Sales Office	4,573
Tallinn, Estonia	Leased	Warehouse	2,841
Madrid, Spain	Leased	Sales Office/Warehouse	1,560
Stuttgart, Germany	Leased	Sales Office/Engineering Office	1,000

Control Devices
Lexington, Ohio	Owned	Manufacturing/Division Office	146,992
Canton, Massachusetts	Owned	Manufacturing/Division Office	132,560
Boston, Massachusetts	Owned	Manufacturing/Division Office (Vacant)	130,000
Sarasota, Florida	Owned	Manufacturing/Division Office	115,000
Mitcheldean, England	Leased	Manufacturing/Division Office	74,790
Cheltenham, England	Leased	Manufacturing (Vacant)	58,500
Canton, Massachusetts	Leased	Manufacturing	58,077
Cheltenham, England	Leased	Manufacturing (Vacant)	39,983
Suzhou, China	Leased	Manufacturing	18,923
Sarasota, Florida	Owned	Warehouse	15,500
Lexington, Ohio	Owned	Manufacturing	10,120
Lexington, Ohio	Leased	Warehouse	5,000

Joint Ventures
Manaus, Brazil	Owned	Manufacturing/Fabricating/Warehouse	67,586
Pune, India	Owned	Manufacturing/Engineering/Purchasing/Sales/Warehouse	61,000
São Paulo, Brazil	Owned	Manufacturing/Purchasing/Engineering/Sales	38,632

Corporate
Novi, Michigan	Leased	Sales Office/Engineering Office	9,400
Warren, Ohio	Owned	Headquarters	7,500
Shanghai, China	Leased	Purchasing Office/Sales Office	100

ITEM 3.	LEGAL PROCEEDINGS.
      The Company is involved in certain legal actions and claims arising in the ordinary course of business. The Company, however, does not believe that any of the litigation in which it is currently engaged, either individually or in the aggregate, will have a material adverse effect on its business, consolidated financial position or results of operations. The Company is subject to the risk of exposure to product liability claims in the event that the failure of any of its products causes personal injury or death to users of the Company’s products and there can be no assurance that the Company will not experience any material product liability losses in the future. In addition, if any of the Company’s products prove to be defective, the Company may be required to participate in the government-imposed or OEM-instituted recall involving such products. The Company maintains insurance against such liability claims.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
      No matters were submitted to a vote of security holders during the fourth quarter of 2005.
Executive Officers of the Company
      Each executive officer of the Company is appointed by the Board of Directors, serves at its pleasure and holds office until a successor is appointed, or until the earlier of death, resignation or removal. The Board of Directors generally appoints executive officers annually. The executive officers of the Company are as follows:

Name	Age	Position

D.M. Draime	72	Chairman of the Board of Directors and Assistant Secretary
John C. Corey	58	President, Chief Executive Officer and Director
George E. Strickler	57	Executive Vice President and Chief Financial Officer
Edward F. Mosel	56	Executive Vice President and Chief Operating Officer
Thomas A. Beaver	52	Vice President of Global Sales and Systems Engineering
Karl E. Mentzel	55	Vice President and General Manager of Alphabet Group
Andrew Mark Oakes	47	Vice President and General Manager of Actuator and Sensor Products Group
Mark J. Tervalon	39	Vice President and General Manager of Stoneridge Electronics Group
Vincent F. Suttmeier	48	Vice President and General Manager of Switch and Sensor Products Group
Avery S. Cohen	69	Secretary and Director
      D.M. Draime, Chairman of the Board of Directors and Assistant Secretary. Mr. Draime, founder of the Company, has served as Chairman of the Board of Directors of the Company and its predecessors since 1965. Mr. Draime served as Interim President and Chief Executive Officer from January 2004 to May 2004.
      John C. Corey, President, Chief Executive Officer and Director. Mr. Corey has served as President and Chief Executive Officer since being appointed by the Board of Directors in January 2006. Mr. Corey has served as a Director on the Board of Directors since January 2004. Prior to his employment with the Company, Mr. Corey served from October 2000, as President and Chief Executive Officer and Director of the Safety Components International, a leading low-cost supplier of airbags and components, with worldwide operations.

      George E. Strickler, Executive Vice President and Chief Financial Officer. Mr. Strickler has served as Executive Vice President and Chief Financial Officer since joining the Company in January of 2006. Prior to his employment with the Company, Mr. Strickler served as Executive Vice President and Chief Financial Officer for Republic Engineered Products, Inc. (“Republic”), from February 2004 to January of 2006. Before joining Republic, Mr. Strickler was BorgWarner Inc.’s Executive Vice President and Chief Financial Officer from February 2001 to November 2003.
      Edward F. Mosel, Executive Vice President and Chief Operating Officer. Mr. Mosel has served as Executive Vice President and Chief Operating Officer of the Company since June of 2004. Prior to this time, Mr. Mosel had served as Vice President of Pollak Sales and Marketing from 1987 to 1993, Vice President and General Manager of Pollak Central Services from 1993 to 1995, and Vice President and General Manager of the Switch Products Division from 1996 to 2000, at which time he became Vice President and General Manager of the Switch and Sensor Products Group.
      Thomas A. Beaver, Vice President of Global Sales and Systems Engineering. Mr. Beaver has served as Vice President of Global Sales and Systems Engineering of the Company since January of 2005. Prior to this time, Mr. Beaver served as Vice President of Stoneridge Sales and Marketing from January 2000 to January 2005 and Vice President of Sales and Systems Engineering of the Stoneridge Engineered Products Group from February 1995 to December 1999.
      Karl E. Mentzel, Vice President and General Manager of Alphabet Group. Mr. Mentzel has served as Vice President and General Manager of the Alphabet Division since July of 2005. Prior to joining the Company, Mr. Mentzel served as Vice President of Operations for Skyworks Solutions Inc. from 2003 to 2005 and Vice President of Manufacturing from 2001 to 2003. In addition, Mr. Mentzel held various senior management positions at Conexant Systems Inc. and Texas Instruments for over 20 years.
      Andrew Mark Oakes, Vice President and General Manager of Actuator and Sensor Products Group. Mr. Oakes served as General Manager of the Actuator Products Division from 1996 to 1997, and Vice President and General Manager of the Actuator Products Division from 1998 to 2001 when he became Vice President and General Manager of the Actuator and Sensor Products Group. In 2005, Mr. Oakes assumed additional duties and serves as Chairman and General Manager of Stoneridge Asia Pacific Electronics (Sozhou) Co., Ltd., a Stoneridge wholly owned subsidiary, now undergoing operation start-up in China.
      Mark J. Tervalon, Vice President and General Manager of Stoneridge Electronics Group. Mr. Tervalon served as Vice President and General Manager of the Electronic Products Division from May 2002 to December 2003 when he became Vice President and General Manager of the Stoneridge Electronics Group. Prior to that, Mr. Tervalon served as a Vice President and General Manager at Power – One, Inc. from August 1998 to November 2001.
      Vincent F. Suttmeier, Vice President and General Manager of Switch and Sensor Products Group. Mr. Suttmeier served as Vice President of the Switch Products Division from January to June of 2000 and Vice President and General Manager of the Switch Products Division from June 2000 to June 2004 when he became Vice President and General Manager of the Switch and Sensor Products Group.
      Avery S. Cohen, Secretary and Director. Mr. Cohen has served as Secretary and a Director of the Company since 1988. Mr. Cohen is a partner in Baker & Hostetler LLP, a law firm, which has served as general outside counsel for the Company since 1993 and is expected to continue to do so in the future.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
      Our shares are listed on the New York Stock Exchange (“NYSE”) under the symbol “SRI.” As of February 10, 2006, we had 23,327,478 Common Shares without par value, issued and outstanding, which were owned by approximately 272 registered holders, including Common Shares held in the names of brokers and banks (so-called “street name” holdings) who are record holders with approximately 1,400 beneficial owners.
      We have not historically paid or declared dividends, which are restricted under both the senior notes and the credit agreement, on our Common Shares. We may only pay cash dividends in the future if immediately prior to and immediately after the payment is made no event of default has occurred, we remain in compliance with certain leverage ratio requirements, and the amount paid does not exceed 5% of our excess cash flow for the preceding fiscal year. We currently intend to retain earnings for acquisitions, working capital, capital expenditures, general corporate purposes and reduction in outstanding indebtedness. Accordingly, we do not expect to pay cash dividends in the foreseeable future.
      High and low sales prices (as reported on the NYSE composite tape) for our Common Shares for each quarter during 2005 and 2004 are as follows:

	Quarter Ended	High	Low

2005	April 2	$15.20	$11.20
	July 2	$12.47	$6.10
	October 1	$10.40	$6.60
	December 31	$8.80	$5.95

2004	March 31	$17.97	$13.20
	June 30	$17.44	$14.02
	September 30	$17.19	$13.20
	December 31	$16.75	$12.73
      The Company did not repurchase any Common Shares in 2005 or 2004.
      For information on “Related Stockholder Matters” required by Item 201(d) of Regulation S-K, refer to Item 12 of this report.

ITEM 6.	SELECTED FINANCIAL DATA.
      The following table sets forth selected historical financial data and should be read in conjunction with the consolidated financial statements and notes related thereto and other financial information included elsewhere herein. The selected historical data was derived from our consolidated financial statements.

	For the Fiscal Years Ended December 31,

	2005	2004	2003	2002	2001

	(in thousands, except per share data)
Statement of Operations Data:
Net sales:
Vehicle Management & Power Distribution	$375,226	$368,625	$289,653	$273,654	$246,031
Control Devices	316,064	331,622	333,051	377,021	349,510
Eliminations	(19,706)	(18,452)	(16,039)	(14,168)	(11,073)

Consolidated	$671,584	$681,795	$606,665	$636,507	$584,468

Gross profit(A)	$148,588	$174,987	$156,030	$165,319	$135,082
Operating income (loss)(B)	$23,227	$(125,570)	$58,370	$74,320	$35,725

	For the Fiscal Years Ended December 31,

	2005	2004	2003	2002	2001

	(in thousands, except per share data)
Income (loss) before income taxes and cumulative effect of accounting change(B)(E)
Vehicle Management & Power Distribution	$13,573	$29,623	$13,772	$9,168	$(11,726)
Control Devices	5,756	(150,021)	48,033	69,366	45,873
Other corporate activities	8,101	(4,477)	(3,644)	(7,344)	(751)
Corporate interest	(22,994)	(24,281)	(27,141)	(33,101)	(29,500)
Loss on extinguishment of debt	—	—	—	(5,771)	—

Consolidated	$4,436	(149,156)	$31,020	$32,318	$3,896

Income (loss) before cumulative effect of accounting change(C)(E)	$933	$(92,503)	$21,379	$21,056	$2,946
Net income (loss)(C)(D)(E)	$933	$(92,503)	$21,379	$(48,778)	$2,946

Basic income (loss) before cumulative effect of accounting change per share	$0.04	$(4.09)	$0.95	$0.94	$0.13

Diluted income (loss) before cumulative effect of accounting change per share	$0.04	$(4.09)	$0.94	$0.93	$0.13

Basic net income (loss) per share	$0.04	$(4.09)	$0.95	$(2.18)	$0.13

Diluted net income (loss) per share	$0.04	$(4.09)	$0.94	$(2.16)	$0.13

Other Data:
Product development expenses	$39,193	$36,145	$28,714	$25,332	$26,996
Capital expenditures	28,934	23,917	26,382	14,656	23,968
Depreciation and amortization(F)	25,742	24,802	22,188	21,900	28,844

Balance Sheet Data (at period end):
Working capital	$116,689	$123,317	$72,832	$87,112	$47,889
Total assets	462,115	473,001	573,001	564,461	664,267
Long-term debt, less current portion	200,000	200,052	200,245	248,918	249,720
Shareholders’ equity	153,991	155,605	243,406	215,902	259,607

(A)	Gross profit represents net sales less cost of goods sold.

(B)	Our 2004 operating loss and loss before income taxes and cumulative effect of accounting change, includes a non-cash, pre-tax goodwill impairment loss of $183,450, which was recorded in the fourth quarter of 2004.

(C)	Our 2004 net loss and related basic and diluted loss per share amounts include a non-cash, pre-tax goodwill impairment loss of $183,450 and a corresponding tax benefit of $63,699, which was recorded in the fourth quarter of 2004.

(D)	In accordance with the transition provisions of SFAS 142, “Goodwill and Other Intangible Assets,” we determined during 2002 that the carrying value of the Company’s goodwill exceeded its fair value. Effective January 1, 2002, we recorded a non-cash, after-tax impairment charge of $69,834 as a cumulative effect of accounting change.

(E)	During the second quarter of 2002, the Company recognized a non-cash, pre-tax loss on extinguishment of debt of $5,771, as the result of an early extinguishment of debt.

(F)	These amounts represent depreciation and amortization on fixed and certain intangible assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Executive Overview
      We are an independent designer and manufacturer of highly engineered electrical and electronic components, modules and systems for the automotive, medium- and heavy-duty truck, agricultural and off-highway vehicle markets.
      Our net income for the year ended December 31, 2005 was $0.9 million, or $0.04 per diluted share, compared with a net loss of $92.5 million, or $4.09 per diluted share, for 2004.
      Our 2005 results were affected by operating losses at certain of our operations involved in our manufacturing restructuring initiatives, as well as a number of challenging industry-wide issues, including intense competition, product price reductions, higher commodity costs, customer bankruptcies, and lower North American light vehicle production levels. We continuously work to address these challenges by implementing a broad range of initiatives aimed to improve operating performance. One of the main focuses during 2005 was our restructuring program, which is aimed at reducing our overall manufacturing square footage and improving our cost structure accordingly. In addition to our restructuring initiatives, we have implemented lean manufacturing principles, consolidated our purchasing activities, and we are continually evaluating the opportunity to manufacture products in low cost locations.
      Operating inefficiencies related to our restructuring efforts, primarily due to retention issues, also negatively affected our 2005 results. These restructuring initiatives include the rationalization of certain manufacturing facilities in the high cost regions of Europe and North America. As a result of the rationalization, many employees opted not to move with the business causing significant turnover and increased hiring, training and expedited freight charges. We recently began a transition of additional production from the United States to Mexico by announcing the closing of a wire harness plant in the United States. The production lines are planned to transition to Mexico over the next year. In connection with our overall restructuring plan, we recorded charges of $4.8 million for the fiscal year 2005. We expect the total cost of our restructuring efforts for 2005 and 2006 to approximate $7.2 million. See Note 12 to our consolidated financial statements for more information.
      These challenges were offset by the favorable operating results of our PST joint venture in Brazil, which added $4.0 million to our equity in earnings of investees in 2005.
      Significant factors inherent to our markets that could affect our results for 2006 include our ability to successfully execute our planned restructuring program, mitigate commodity price increases and customer demanded price reductions, and implement planned productivity and cost reduction initiatives. Our results for 2006 also depend on conditions in the automotive and commercial vehicle industries, which are generally dependent on domestic and global economies.
Results of Operations
      We are primarily organized by markets served and products produced. Under this organization structure, our operations have been aggregated into two reportable segments: Vehicle Management & Power Distribution and Control Devices. The Vehicle Management & Power Distribution reportable segment includes results of operations from our operations that primarily design and manufacture electronic instrument clusters, electronic control units, driver information systems and electrical distribution systems, primarily wiring harnesses and connectors for electrical power and signal distribution. The Control Devices reportable segment includes results of operations from our operations that primarily design and manufacture electronic and electromechanical switches, control actuation devices and sensors.
      Beginning in 2005, we changed from a calendar year-end to a 52-53 week fiscal year-end. Our fiscal quarters are now comprised of 13-week periods and once every seven years, starting in 2008, the fourth quarter will be 14 weeks in length. The third quarter of 2005 and 2004 ended on October 1 and September 30, respectively.

Fiscal Year Ended December 31, 2005 Compared To Fiscal Year Ended December 31, 2004
      Net Sales. Net sales for our reportable segments, excluding inter-segment sales, for the fiscal years ended December 31, 2005 and 2004 are summarized in the following table:

	For the Fiscal Years
	Ended December 31,
			$ Increase/	% Increase/
	2005	2004	(Decrease)	(Decrease)

Vehicle Management & Power Distribution	$358,683	$352,706	$5,977	1.7%
Control Devices	312,901	329,089	(16,188)	(4.9)%

Total net sales	$671,584	$681,795	$(10,211)	(1.5)%

      The increase in net sales for our Vehicle Management & Power Distribution reportable segment was primarily due to increased North American commercial vehicle production, mitigated by product price reductions and a European product phase-out. The decrease in net sales for our Control Devices reportable segment during the fiscal year 2005 was primarily attributable to product price reductions and reduced North American light vehicle production for our customers.
      Net sales by geographic location for the fiscal years ended December 31, 2005 and 2004 are summarized in the following table.

	For the Fiscal Years
	Ended December 31,
			$ Increase/	% Increase/
	2005	2004	(Decrease)	(Decrease)

North America	$532,523	$539,412	$(6,889)	(1.3)%
Europe and other	139,061	142,383	(3,322)	(2.3)%

Total net sales	$671,584	$681,795	$(10,211)	(1.5)%

      North American sales accounted for 79.3% of total net sales in 2005 compared with 79.1% in 2004. Net sales outside North America accounted for 20.7% of total net sales in 2005 compared to 20.9% in 2004. The decrease in sales outside North America was primarily attributed to lower light vehicle volume and a product phase-out. The decrease was partially offset by increased commercial vehicle production. The decline in North American sales is attributable to reduced light vehicle volumes and price reductions.
      Cost of Goods Sold. Cost of goods sold for the fiscal year ended December 31, 2005 increased by $16.2 million, or 3.2%, to $523.0 million from $506.8 million in 2004. As a percentage of sales, cost of goods sold increased to 77.9% from 74.3% for 2004. This increase as a percentage of sales was predominately due to operational inefficiencies resulting from the execution of our restructuring efforts, price reductions and reduced North American light vehicle volume. Going forward, we believe our management efforts will offset operational inefficiencies; however, we expect that pricing and volume challenges will continue to affect our gross margin through 2006.
      Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses for the fiscal year ended December 31, 2005 increased by $2.2 million to $116.9 million from $114.7 in 2004. Included in SG&A expenses for the fiscal year ended December 31, 2005 and 2004 were product development expenses of $39.2 million and $36.1 million, respectively. The increase in SG&A expenses primarily reflects increased investment in our product development activities, which are focused on driver information products, emissions system products, chassis and occupant safety. The increase also reflects increased sales and marketing activity partially offset by decreased Sarbanes-Oxley compliance expenses. As a percentage of sales, SG&A expenses increased to 17.4% in 2005 from 16.8% in 2004.
      Restructuring Charges. In January 2005, we announced that we would undertake restructuring efforts related to the rationalization of certain manufacturing facilities in the high cost regions of Europe and North

America. This rationalization is a result of our cost reduction initiatives. Restructuring charges recorded by reportable segment during the fiscal year ended December 31, 2005, were as follows:

	For the Fiscal Year Ended December 31, 2005

	Vehicle		Total
	Management &		Consolidated
	Power		Restructuring
	Distribution	Control Devices	Charges

Severance costs	$523	$2,441	$2,964
Asset-related charges	127	369	496
Facility closure costs	—	1,104	1,104
Other costs	—	198	198

Total restructuring charges	$650	$4,112	$4,762

	For the Fiscal Year Ended December 31, 2004

	Vehicle		Total
	Management &		Consolidated
	Power		Restructuring
	Distribution	Control Devices	Charges

Severance costs	$—	$1,068	$1,068
Asset-related costs	—	614	614
Other costs	—	405	405

Total restructuring charges	$—	$2,087	$2,087

      All restructuring charges, except for the asset-related charges, result in cash outflows. Asset-related charges relate primarily to accelerated depreciation and the write-down of property, plant and equipment, resulting from the closure or streamlining of certain facilities. Severance costs relate to a reduction in workforce. Facility closure costs primarily relate to asset relocation and lease termination costs. Other costs include miscellaneous expenditures associated with exiting business activities.
      Equity in Earnings of Investees. Equity in earnings of investees was $4.1 million and $1.7 million for the fiscal years ended December 31, 2005 and 2004, respectively. The increase of $2.4 million was predominately attributable to the increase in equity earnings recognized from our PST joint venture in Brazil. The increase primarily reflects higher volume and pricing for the company’s security product lines.
      Other Income, net. Other income increased by $1.8 million to $1.0 million from a loss of $0.8 million in 2004. The increase was primarily the result of favorable foreign currency forward and option contracts.
      Income (Loss) Before Income Taxes. Income (loss) before income taxes, which is the primary profitability measure used by our chief executive officer, is summarized in the following table by reportable segment for the fiscal years ended December 31, 2005 and 2004.

	For the Fiscal Years
	Ended December 31,
			$Increase/
	2005	2004	(Decrease)

Vehicle Management & Power Distribution	$13,573	$29,623	$(16,050)
Control Devices	5,756	(150,021)	155,777
Other corporate activities	8,101	(4,477)	12,578
Corporate interest expense	(22,994)	(24,281)	1,287

Income (loss) before income taxes	$4,436	$(149,156)	$153,592

      The decrease in income (loss) before income taxes at the Vehicle Management & Power Distribution reportable segment was primarily the result of operational inefficiencies, bad debt expenses related to customer bankruptcies, increased product development expenses, restructuring charges and product price reductions. Customer bankruptcies resulted in a charge of $1.0 million in 2005 for the Vehicle Management & Power Distribution reportable segment.
      The increase in income (loss) before income taxes at the Control Devices reportable segment was primarily the result of the $183.5 million goodwill impairment charge recorded in 2004 that did not recur in 2005. Excluding this charge, income declined year-over-year due to operational inefficiencies, product price reductions, decreased North American light vehicle volume, and a $2.6 million charge related to customer bankruptcies.
      Income (loss) before income taxes for the fiscal year ended December 31, 2005 for North America increased by $159.4 million to $1.5 million from $(157.9) million in 2004. Income (loss) before income taxes for 2005 outside North America decreased by $5.8 million to $2.9 million from $8.7 million in 2004. The decrease in our overall profitability, excluding the goodwill impairment charge recorded in 2004, was primarily due to operating inefficiencies, restructuring charges, customer bankruptcies, product price reductions, and increased product development activities.
      Provision (Benefit) for Income Taxes. We recognized a provision (benefit) for income taxes of $3.5 million, or 79% of pre-tax income, and $(56.7) million, or (38%) of the pre-tax loss, for federal, state and foreign income taxes for the fiscal years ended December 31, 2005 and 2004, respectively. The increase in the effective rate for the fiscal year ended December 31, 2005 compared to 2004 was attributable to net operating loss carryforwards and certain other deferred tax assets in the United Kingdom that required a full valuation allowance in 2005.

Fiscal Year Ended December 31, 2004 Compared To Fiscal Year Ended December 31, 2003
      Net Sales. Net sales for our reportable segments, excluding inter-segment sales, for the fiscal years ended December 31, 2004 and 2003 are summarized in the following table:

	For the Fiscal Years
	Ended December 31,
			$ Increase/	% Increase/
	2004	2003	(Decrease)	(Decrease)

Vehicle Management & Power Distribution	$352,706	$275,631	$77,075	28.0%
Control Devices	329,089	331,034	(1,945)	(0.6)%

Total net sales	$681,795	$606,665	$75,130	12.4%

      The increase in net sales for both of our reportable segments during 2004 was primarily attributable to an increase in commercial vehicle production partially offset by lower North American light vehicle production and price reductions. Net sales were also favorably impacted by foreign exchange rate fluctuations relative to the U.S. dollar, which increased sales by $13.5 million.
      Net sales by geographic location for the fiscal years ended December 31, 2004 and 2003 are summarized in the following table.

	For the Fiscal Years
	Ended December 31,
			$ Increase/	% Increase/
	2004	2003	(Decrease)	(Decrease)

North America	$539,412	$481,091	$58,321	12.1%
Europe and other	142,383	125,574	16,809	13.4%

Total net sales	$681,795	$606,665	$75,130	12.4%

      North American sales accounted for 79.1% of total sales in 2004 compared with 79.3% in 2003. The increase in North American sales was primarily attributable to increased sales to the commercial vehicle market, partially offset by a decrease in sales to the light vehicle market, and price reductions. Sales outside North America accounted for 20.9% of total sales in 2004 compared with 20.7% in 2003. The increase in net sales outside North America was primarily attributable to increased commercial vehicle production and also to favorable currency exchange rates, partially offset by a decrease in sales to the light vehicle market and price reductions.
      Cost of Goods Sold. Cost of goods sold for the fiscal year ended December 31, 2004 increased by $56.2 million, or 12.5%, to $506.8 million from $450.6 million in 2003. As a percentage of sales, cost of goods sold remained flat at 74.3% in 2004 compared to 74.3% in 2003. Cost of goods sold includes primarily material, labor and manufacturing overhead costs. We were able to maintain our gross margin percentage despite the difficult operating environment due to management’s continued focus on our lean production system utilizing Six Sigma principles.
      Selling, General and Administrative Expenses. SG&A expenses increased by $17.2 million to $114.7 million for the fiscal year ended December 31, 2004 from $97.5 million in 2003. Included in SG&A expenses for the fiscal year ended December 31, 2004 and 2003 were product development expenses of $36.1 million and $28.7 million, respectively. The increase in SG&A expenses reflects increased investment in our product development activities, which are focused on occupant safety, chassis, driveline and instrument cluster products, and increased sales and marketing efforts. Sarbanes-Oxley implementation, especially compliance with Section 404 of the Sarbanes-Oxley Act of 2002, which relates to internal controls and legal-related costs, also negatively affected SG&A during 2004. As a percentage of sales, SG&A expenses increased to 16.8% in 2004 from 16.1% in 2003.
      Restructuring Charges. We initiated restructuring efforts in 2004 related to the rationalization of certain manufacturing facilities in the high cost European region. This rationalization was a result of our cost reduction initiatives. Restructuring charges recorded by reportable segment during the fiscal year ended December 31, 2004, were as follows:

Severance costs	$1,068
Asset-related costs	614
Other costs	405

Total restructuring charges	$2,087

      All restructuring charges, except for the asset-related charges, result in cash outflows. Asset-related charges relate primarily to accelerated depreciation resulting from the closure or streamlining of certain facilities. Severance costs relate to a reduction in workforce. Other costs include miscellaneous expenditures associated with exiting business activities.
      Income (Loss) Before Income Taxes. Income (loss) before income taxes, which is the primary profitability measure used by our chief executive officer, is summarized in the following table by reportable segment for the years ended December 31, 2004 and 2003.

	For the Fiscal Years
	Ended December 31,
			$ Increase/
	2004	2003	(Decrease)

Vehicle Management & Power Distribution	$29,623	$13,772	$15,851
Control Devices	(150,021)	48,033	(198,054)
Other corporate activities	(4,477)	(3,644)	(833)
Corporate interest expense	(24,281)	(27,141)	2,860

Income (loss) before income taxes	$(149,156)	$31,020	$(180,176)

      Income before income taxes for the year ended December 31, 2004 increased by $15.9 million at the Vehicle Management & Power Distribution reportable segment, primarily as the result of increased commercial vehicle production, offset by higher commodity costs and price reductions. This increase also includes a benefit due to favorable currency exchange rates.
      The loss before income taxes recognized at our Control Devices reportable segment was due to the goodwill impairment loss of $183.5 million recorded in the fourth quarter of 2004 after we performed its annual goodwill impairment analysis. The main factors that contributed to the goodwill impairment charge included an organizational realignment that was completed during the fourth quarter of 2004 as the result of a change in executive leadership and a realization that the anticipated growth of one of our business units included in the Control Devices reportable segment no longer justified the carrying value of its goodwill. Excluding the effect of the goodwill impairment charge, income before income taxes for the year ended December 31, 2004 decreased by $14.5 million at the Control Devices reportable segment to $33.5 million from $48.0 million, primarily as the result of price reductions, higher commodity costs, and increased product development activities.
      Income before income taxes for the year ended December 31, 2004 for North America decreased by $178.6 million to $(157.9) million from $20.7 million for the corresponding period in 2003. Income before income taxes for the year ended December 31, 2004 outside North America decreased by $1.6 million to $8.7 million from $10.3 million for the corresponding period of 2003. The decrease in our worldwide profitability was primarily due to the non-cash, goodwill impairment charge recognized in 2004. The loss before income taxes that we reported was also due to the decrease in passenger car and light truck production as well as price reductions, higher commodity costs, and increased product development activities, offset by increased commercial vehicle production and favorable currency exchange rates.
      Provision (Benefit) for Income Taxes. We recognized a provision (benefit) for income taxes of $(56.7) million, or 38.0% of the pre-tax loss, and $9.6 million, or 31.1% of pre-tax income, for federal, state and foreign income taxes for the years ended December 31, 2004 and 2003, respectively. The effective tax rate for 2004 decreased primarily due to the tax benefit recognized on the loss. The rate decrease was marginally impacted by a reduction in state taxes, which was offset by a reduction in credits and the impact of the goodwill impairment charge.

Liquidity and Capital Resources
      Net cash provided by operating activities was $19.1 million and $48.3 million for the fiscal years ended December 31, 2005 and 2004, respectively. The decrease in net cash provided by operating activities of $29.2 million was primarily due to a decrease in our profitability, largely attributable to operating inefficiencies related to our restructuring efforts, the decrease in passenger car and light truck production, product price reductions, customer bankruptcies and increased product development activities. This decrease was partially offset by decreases in working capital requirements.
      Net cash used by investing activities was $27.6 million and $19.9 million for the fiscal years ended December 31, 2005 and 2004, respectively. The increase in net cash used by investing activities of $7.7 million was attributable to an increase in capital spending for our restructuring initiatives, high temperature sensors, speed sensors and customer actuated switches, offset by proceeds received from a sale of fixed assets in the United Kingdom in 2005.
      Net cash used by financing activities was $0.4 million and $1.0 million for the fiscal years ended December 31, 2005 and 2004, respectively. Cash used by financing activities for the year ended December 31, 2005 was primarily related to capital lease payments and deferred debt issuance costs related to the company’s credit facility amendments.
      As discussed in Note 9 to our consolidated financial statements, we have entered into foreign currency forward contracts with a notional value of $23.0 million to reduce exposure related to our krona- and pound-denominated receivables. The estimated fair value of these contracts at December 31, 2005, per quoted market sources, was approximately $0.2 million. The Company’s foreign currency option contracts have expired as of December 31, 2005.
      Our credit facilities contain various covenants that require, among other things, the maintenance of certain specified ratios of consolidated total debt to consolidated EBITDA, interest coverage and fixed charge coverage. Restrictions also include limits on capital expenditures, operating leases and dividends. We were in compliance with all covenants at December 31, 2005. On March 7, 2006, the Company amended its credit agreement dated May 1, 2002. The amendment modifies certain financial covenant requirements, changes certain reporting requirements, sets borrowing levels based on certain asset levels and prohibits the Company from repurchasing, repaying or redeeming any of the Company’s outstanding subordinated notes unless certain covenant levels are met.
      The following table summarizes our future cash outflows resulting from financial contracts and commitments, as of December 31, 2005. The Company’s $200.0 million senior notes are redeemable in May 2007 at 105.75.

		Less than			After
Contractual Obligations:	Total	1 Year	2-3 Years	4-5 Year	5 Years

Long-term debt	$200,044	$44	$—	$—	$200,000
Operating leases	23,876	5,623	8,757	3,805	5,691
Employee benefit plans	8,947	670	1,421	1,506	5,350

Total contractual obligations	$232,867	$6,337	$10,178	$5,311	$211,041

      Future capital expenditures are expected to be consistent with recent levels and future organic growth is expected to be funded through cash flows from operations. Management will continue to focus on reducing its weighted average cost of capital and believes that cash flows from operations and the availability of funds from our credit facilities will provide sufficient liquidity to meet our future growth and operating needs. As outlined in Note 4 to our financial statements, the Company is a party to a $100.0 million revolving credit facility. Due to certain financial covenants, as of December 31, 2005, the Company was restricted to access no more than $35.0 million of the $100.0 million credit facility. On March 7, 2006, the Company amended the credit agreement, which, among other things, gave the Company substantially all of its borrowing capacity on the $100.0 million credit facility. We also have $40.8 million in available cash, and believe that we will have access to the debt and equity markets should the need arise.

Inflation and International Presence
      Given the current economic climate and recent increases in certain commodity prices, we believe that a continuation of such price increases would significantly affect our profitability. Furthermore, by operating internationally, we are affected by the economic conditions of certain countries. Based on the current economic conditions in these countries, we believe we are not significantly exposed to adverse economic conditions.

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
      On an ongoing basis, we evaluate estimates and assumptions used in our financial statements. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.
      We believe the following are “critical accounting policies;” those most important to the financial presentation and those that require the most difficult, subjective or complex judgments.
      Revenue Recognition and Sales Commitments. We recognize revenues from the sale of products, net of actual and estimated returns of products sold based on authorized returns and historical trends in sales returns, at the point of passage of title, which is generally at the time of shipment. We often enter into agreements with our customers at the beginning of a given vehicle’s expected production life. Once such agreements are entered into, it is our obligation to fulfill the customers’ purchasing requirements for the entire production life of the vehicle. These agreements are subject to renegotiation, which may affect product pricing.
      Warranties. Our warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. This estimate is based on historical trends of units sold and payment amounts, combined with our current understanding of the status of existing claims. In order to estimate the warranty reserve, we are required to forecast the resolution of existing claims as well as expected future claims on products previously sold. While we believe that our warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable could differ materially from what will actually transpire in the future. Our customers are increasingly seeking to hold suppliers responsible for product warranties, which could negatively impact our exposure to these costs.
      Allowance for Doubtful Accounts. We evaluate the collectibility of accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet our financial obligations, a specific allowance for doubtful accounts is recorded against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. Additionally, we review historical trends for collectibility in determining an estimate for our allowance for doubtful accounts. If economic circumstances change substantially, estimates of the recoverability of amounts due to the Company could be reduced by a material amount. We do not have collateral requirements with our customers.
      Contingencies. We have accrued for estimated losses in accordance with SFAS 5, “Accounting for Contingencies,” when it is probable that a liability or loss has been incurred and the amount can be reasonably estimated. Contingencies by their nature relate to uncertainties that require the exercise of judgment both in assessing whether or not a liability or loss has been incurred and estimated that amount of probable loss. The reserves may change in the future due to new developments or changes in circumstances. The inherent uncertainty related to the outcome of these matters can result in amounts materially different from any provisions made with respect to their resolution.
      Inventory. Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (“LIFO”) method for U.S. inventories and by the first-in, first-out (“FIFO”) method for non-U.S. inventories. Where appropriate, standard cost systems are utilized for purposes of determining cost and the standards are adjusted as necessary to ensure they approximate actual costs. Estimates of the lower of cost or market value of inventory are determined based upon current economic conditions, historical sales quantities and patterns and, in some cases, the specific risk of loss on specifically identified inventories.
      Goodwill. In connection with the adoption of SFAS 142, “Goodwill and Other Intangible Assets,” we discontinued the amortization of goodwill on January 1, 2002. In lieu of amortization, this standard requires that goodwill be tested for impairment as of the date of adoption, at least annually thereafter and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. See Note 2 to our consolidated financial statements for more information on our application of this accounting standard, including the valuation techniques used to determine the fair value of goodwill.
      Share-Based Compensation. Effective April 3, 2005, we adopted SFAS 123(R), “Share-Based Payment,” using the modified-prospective-transition method. Because the Company had previously adopted the fair value recognition provisions required by SFAS 123, and due to the fact that all unvested awards at the time of adoption were being recognized under a fair value approach, the adoption of SFAS 123(R) did not affect our operating income, income before income taxes, net income, cash flow from operating activities, cash flow from financing activities, or basic and diluted net income per share for fiscal year ended December 31, 2005. See Note 2 to our consolidated financial statements for assumptions used to determine fair value.
      Deferred Income Taxes. Deferred income taxes are provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws and regulations, as well as net operating loss, tax credit and other carryforwards. The Company does not provide deferred income taxes on unremitted earnings of certain

non-U.S. subsidiaries, which are deemed permanently reinvested. SFAS 109, “Accounting for Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This assessment requires significant judgment, and in making this evaluation, the Company considers available positive and negative evidence, including past results, the existence of cumulative losses in recent periods, and our forecast of taxable income for the current year and future years.

Recently Issued Accounting Standards
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
      In December 2004, the FASB issued two FASB Staff Positions (“FSP”) that provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 (“the Act”) that was signed into law in October 2004. The Act could affect how companies report their deferred income tax balances. The first FSP is FSP SFAS 109-1 (“SFAS 109-1”); the second is FSP SFAS 109-2 (“SFAS 109-2”). In SFAS 109-1, the FASB concluded that the tax relief (special tax deduction for domestic manufacturing companies) from the Act should be accounted for as a “special deduction” instead of a tax rate reduction. The Company has reviewed SFAS 109-1. The Company has not issued financial statements that treat the “domestic manufacturing deduction” as a rate reduction. Therefore, SFAS 109-1 did not affect the Company’s financial statements for 2004. The Company now treats the domestic manufacturing deduction as a special deduction in its financial statements issued for 2005 forward. SFAS 109-2 gives companies additional time to evaluate the effects of the Act on any plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109, “Accounting for Income Taxes.” However, companies must provide certain disclosures if they choose to utilize the additional time granted by the FASB. The Company did not repatriate foreign earnings during 2004 or 2005. It is management’s intent not to repatriate foreign earnings during 2006 and beyond. Therefore, no disclosure is required. These FSPs, which were effective immediately, did not have a material impact on the Company’s consolidated financial statements.
      In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” in order to change the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The Statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. This Statement becomes effective for accounting changes and corrections of errors during fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on the Company’s consolidated financial statements.

Forward-Looking Statements
      Portions of this report contain “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, our directors or officers with respect to, among other things, our (i) future product and facility expansion, (ii) acquisition strategy, (iii) investments and new product development, and (iv) growth opportunities related to awarded business. Forward-looking statements may be identified by the words “will,” “may,” “designed to,” “believes,” “plans,” “expects,” “continue,” and similar words and expressions. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other factors:

•	the loss or bankruptcy of a major customer;

•	the costs and timing of facility closures, business realignment, or similar actions;

•	a significant change in automotive, medium- and heavy-duty or agricultural and off-highway vehicle production;

•	our ability to achieve cost reductions that offset or exceed customer-mandated selling price reductions;

•	a significant change in general economic conditions in any of the various countries in which we operate;

•	labor disruptions at our facilities or at any of our significant customers or suppliers;

•	the ability of our suppliers to supply us with parts and components at competitive prices on a timely basis;

•	the amount of debt and the restrictive covenants contained in our credit facility;

•	customer acceptance of new products;

•	capital availability or costs, including changes in interest rates or market perceptions;

•	the successful integration of any acquired businesses;

•	the occurrence or non-occurrence of circumstances beyond our control; and

•	those items described in Part I, Item IA. (“Risk Factors”)

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk
      From time to time, we are exposed to certain market risks, primarily resulting from the effects of changes in interest rates. At December 31, 2005, however, all of our debt was fixed rate debt. In order to manage the interest rate risk associated with the Company’s previous debt portfolio, we entered into interest rate swap agreements, which were terminated on May 1, 2002. At this time, we do not intend to use financial instruments to manage this risk.

Commodity Price Risk
      Given the current economic climate and the recent increases in certain commodity costs, we currently are experiencing an increased risk particularly with respect to the purchase of copper, steel, and resins. We manage this risk through a combination of fixed price agreements, staggered short-term contract maturities and commercial negotiations with our suppliers. We may also consider pursuing alternative commodities or alternative suppliers to mitigate this risk over a period of time. At this time, we do not intend to use financial instruments to mitigate this risk. The recent increases in certain commodity costs have negatively affected our operating results, and a continuation of such price increases could significantly affect our profitability. Going forward, we believe that our mitigation efforts will offset a substantial portion of the financial impact of these increased costs. However, no assurances can be given that the magnitude or duration of these increased costs will not have a material impact on our future operating results.

Foreign Currency Exchange Risk
      Our risks related to foreign currency exchange rates have historically not been material; however, given the current economic climate, we are monitoring this risk. We use derivative financial instruments, including foreign currency forward and option contracts, to mitigate our exposure to fluctuations in foreign currency exchange rates by reducing the effect of such fluctuations on foreign currency denominated intercompany transactions and other known foreign currency exposures. As discussed in Note 9 to our consolidated financial statements, we have entered into foreign currency forward contracts with a notional value of $23.0 million to reduce exposure related to our krona- and pound-denominated intercompany loans. The estimated fair value of these contracts at December 31, 2005, per quoted market sources, was approximately $0.2 million. The Company’s foreign currency option contracts have expired as of December 31, 2005. We do not expect the effects of this risk to be material in the future based on the current operating and economic conditions in the countries in which we operate. Furthermore, a hypothetical pre-tax gain or loss in fair value from a 10.0% favorable or adverse change in quoted exchange rates would not significantly affect our results of operations, financial position or cash flows.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE
      Other than Schedule II, all Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Stoneridge, Inc.
      We have audited the accompanying consolidated balance sheets of Stoneridge, Inc. (an Ohio Corporation) and Subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stoneridge, Inc. and Subsidiaries at December 31, 2005 and 2004 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      As explained in Note 2 to the consolidated financial statements, effective at the beginning of the second quarter of 2005, the Company adopted Financial Accounting Standards (Statement) No. 123 (revised 2004), “Share-Based Payment,” using the modified-prospective-transition method. Also explained in Note 2 to the consolidated financial statements, effective January 1, 2003, the Company adopted Statement No. 123, “Accounting for Stock-Based Compensation,” under the prospective transition method in Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure; an Amendment to Statement No. 123.”
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Stoneridge, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
March 9, 2006

STONERIDGE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,

	2005	2004

ASSETS
Current Assets:
Cash and cash equivalents	$40,784	$52,332
Accounts receivable, less allowance for doubtful accounts of $4,562 and $3,891, as of December 31, 2005 and 2004, respectively	100,362	100,615
Inventories, net	53,791	56,397
Prepaid expenses and other	14,490	11,416
Deferred income taxes	9,253	13,282

Total current assets	218,680	234,042

Long-Term Assets:
Property, Plant and Equipment, net	113,478	114,004
Other Assets:
Goodwill	65,176	65,176
Investments and other, net	26,491	24,979
Deferred income taxes	38,290	34,800

Total long-term assets	243,435	238,959

Total Assets	$462,115	$473,001

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$44	$109
Accounts payable	55,344	57,709
Accrued expenses and other	46,603	52,907

Total current liabilities	101,991	110,725

Long-Term Liabilities:
Long-term debt, net of current portion	200,000	200,052
Other liabilities	6,133	6,619

Total long-term liabilities	206,133	206,671

Shareholders’ Equity:
Preferred Shares, without par value, 5,000 authorized, none issued	—	—
Common Shares, without par value, 60,000 shares authorized, 23,232 and 22,788 shares issued as of December 31, 2005 and 2004, respectively, with no stated value	—	—
Additional paid-in capital	147,440	145,764
Common Shares held in treasury, 54 and 8 shares as of December 31, 2005 and 2004, respectively, at cost	(65)	—
Retained earnings	7,188	6,255
Accumulated other comprehensive income (loss)	(572)	3,586

Total shareholders’ equity	153,991	155,605

Total Liabilities and Shareholders’ Equity	$462,115	$473,001

The accompanying notes are an integral part of these consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Fiscal Years Ended
	December 31,

	2005	2004	2003

Net Sales	$671,584	$681,795	$606,665
Costs and Expenses:
Cost of goods sold	522,996	506,808	450,635
Selling, general and administrative	116,888	114,666	97,515
Provision for doubtful accounts	3,711	354	145
Goodwill impairment charge	—	183,450	—
Restructuring charges	4,762	2,087	—

Operating Income (Loss)	23,227	(125,570)	58,370
Interest expense, net	23,872	24,456	27,651
Equity in earnings of investees	(4,052)	(1,698)	(1,257)
Other (income) loss, net	(1,029)	828	956

Income (Loss) Before Income Taxes	4,436	(149,156)	31,020
Provision (benefit) for income taxes	3,503	(56,653)	9,641

Net Income (Loss)	$933	$(92,503)	$21,379

Basic net income (loss) per share	$0.04	$(4.09)	$0.95

Basic weighted average shares outstanding	22,709	22,622	22,415

Diluted net income (loss) per share	$0.04	$(4.09)	$0.94

Diluted weighted average shares outstanding	22,775	22,622	22,683

The accompanying notes are an integral part of these consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Fiscal Years Ended
	December 31,

	2005	2004	2003

OPERATING ACTIVITIES:
Net income (loss)	$933	$(92,503)	$21,379
Adjustments to reconcile net income to net cash provided (used) by operating activities —
Depreciation	25,861	25,137	21,906
Amortization	1,560	1,620	3,173
Deferred income taxes	815	(57,563)	8,799
Earnings of equity method investees, less dividends received	(1,894)	(1,639)	(1,276)
(Gain) loss on sale of fixed assets	(360)	186	482
Share-based compensation expense	1,695	1,389	1,300
Goodwill impairment charge	—	183,450	—
Changes in operating assets and liabilities —
Accounts receivable, net	(3,516)	(9,511)	(6,698)
Inventories, net	517	(6,981)	4,876
Prepaid expenses and other	(3,744)	(440)	707
Other assets	(1,762)	505	(556)
Accounts payable	505	2,596	8,274
Accrued expenses and other	(1,549)	2,030	9,988

Net cash provided by operating activities	19,061	48,276	72,354

INVESTING ACTIVITIES:
Capital expenditures	(28,934)	(23,917)	(26,382)
Proceeds from sale of fixed assets	1,664	1	1,212
Business acquisitions and other	(282)	(702)	(3)
Collection of loan receivable from joint venture	—	4,695	—

Net cash used by investing activities	(27,552)	(19,923)	(25,173)

FINANCING ACTIVITIES:
Repayments of long-term debt	(118)	(524)	(52,095)
Share-based compensation activity	1	(380)	444
Other financing costs	(241)	(134)	—

Net cash used by financing activities	(358)	(1,038)	(51,651)

Effect of exchange rate changes on cash and cash equivalents	(2,699)	875	1,377

Net change in cash and cash equivalents	(11,548)	28,190	(3,093)
Cash and cash equivalents at beginning of period	52,332	24,142	27,235

Cash and cash equivalents at end of period	$40,784	$52,332	$24,142

Supplemental disclosure of cash flow information:
Cash paid for interest	$22,683	$23,321	$25,675

Cash paid (received) for income taxes	$4,891	$4,536	$(5,322)

The accompanying notes are an integral part of these consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

				Common		Accumulated
	Number of	Number of	Additional	Shares		Other	Total
	Common	Treasury	Paid-In	Held in	Retained	Comprehensive	Shareholders’	Comprehensive
	Shares	Shares	Capital	Treasury	Earnings	Income (Loss)	Equity	Income (Loss)

BALANCE, JANUARY 1, 2003	22,399	—	$141,516	$—	$77,379	$(2,993)	$215,902

Net income	—	—	—	—	$21,379	—	21,379	21,379
Exercise of share options	60	—	719	—	—	—	719	—
Share-based compensation expense	—	—	1,300	—	—	—	1,300	—
Other comprehensive income:
Minimum pension liability adjustments	—	—	—	—	—	(443)	(443)	(443)
Unrealized gain on marketable securities	—	—	—	—	—	121	121	121
Amortization of terminated derivatives	—	—	—	—	—	620	620	620
Currency translation adjustments	—	—	—	—	—	3,808	3,808	3,808

Comprehensive income								$25,485

BALANCE, DECEMBER 31, 2003	22,459	—	143,535	—	98,758	1,113	243,406

Net loss	—	—	—	—	(92,503)	—	(92,503)	(92,503)
Exercise of share options	221	—	840	—	—	—	840	—
Issuance of restricted Common Shares	108	—	—	—	—	—	—	—
Forfeited restricted Common Shares	(8)	8	—	—	—	—	—	—
Share-based compensation expense	—	—	1,389	—	—	—	1,389	—
Other comprehensive income:
Minimum pension liability adjustments	—	—	—	—	—	(2,224)	(2,224)	(2,224)
Unrealized gain on marketable securities	—	—	—	—	—	12	12	12
Currency translation adjustments	—	—	—	—	—	4,685	4,685	4,685

Comprehensive loss								$(90,030)

BALANCE, DECEMBER 31, 2004	22,780	8	145,764	—	6,255	3,586	155,605

Net income	—	—	—	—	933	—	933	933
Exercise of share options	10	—	48	—	—	—	48	—
Issuance of restricted Common Shares	434	—	—	—	—	—	—	—
Forfeited restricted Common Shares	(39)	39	—	—	—	—	—	—
Repurchased Common Shares for treasury	(7)	(7)	—	(65)	—	—	(65)	—
Vested restricted Common Shares	—	—	(67)		—	—	(67)	—
Share-based compensation expense	—	—	1,695	—	—	—	1,695	—
Other comprehensive income:
Minimum pension liability adjustments	—	—	—	—	—	396	396	396
Unrealized gain on marketable securities	—	—	—	—	—	89	89	89
Currency translation adjustments	—	—	—	—	—	(4,643)	(4,643)	(4,643)

Comprehensive loss								$(3,225)

BALANCE, DECEMBER 31, 2005	23,178	54	$147,440	$(65)	$7,188	$(572)	$153,991

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

2.	Summary of Significant Accounting Policies

Basis of Presentation
      The accompanying consolidated financial statements include the accounts of Stoneridge and its wholly-owned and majority-owned subsidiaries (collectively, the “Company”). Intercompany transactions and balances have been eliminated in consolidation. Joint ventures in which the Company does not have control, but does have the ability to exercise significant influence over operating and principal policies are accounted for under the equity method (Note 3).
      Beginning in 2005, the Company changed from a calendar year end to a 52-53 week fiscal year end. The Company’s fiscal quarters are now comprised of 13 week periods and once every seven years, starting in 2008, the fourth quarter will be 14 weeks in length. However, the fourth quarter of 2005 and 2004 both ended on December 31.

Cash and Cash Equivalents
      The Company considers all short-term investments with original maturities of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value, due to the highly liquid nature and short-term duration of the underlying securities.

Accounts Receivable and Concentration of Credit Risk
      Revenues are principally generated from the automotive, medium- and heavy-duty truck, agricultural and off-highway vehicle markets. Due to the nature of these industries, a significant portion of sales and related accounts receivable are concentrated in a relatively small number of customers. Accounts receivable from the Company’s five largest customer balances aggregated approximately $50,507, $65,319 and $51,240 at December 31, 2005, 2004 and 2003, respectively. The following table presents these customers, as a percentage of net sales:

	For the Fiscal Years
	Ended December 31,

	2005	2004	2003

International	22%	21%	17%
DaimlerChrysler	12	11	11
Ford	7	7	9
Volvo	6	8	7
General Motors	5	7	9

Total	52%	54%	53%

Inventories
      Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (“LIFO”) method for approximately 72% and 67% of the Company’s inventories at December 31, 2005 and 2004,

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)
respectively, and by the first-in, first-out (“FIFO”) method for all other inventories. Inventory cost includes material, labor and overhead. Inventories consist of the following at December 31:

	2005	2004

Raw materials	$34,026	$31,583
Work in progress	8,644	10,216
Finished goods	12,400	15,685

Total inventories	55,070	57,484
Less: LIFO reserve	(1,279)	(1,087)

Inventories, net	$53,791	$56,397

Property, Plant and Equipment
      Property, plant and equipment are recorded at cost and consist of the following at December 31:

	2005	2004

Land and land improvements	$5,370	$5,621
Buildings and improvements	44,244	43,433
Machinery and equipment	117,795	106,824
Office furniture and fixtures	33,354	33,672
Tooling	75,355	69,468
Vehicles	486	564
Leasehold improvements	1,763	1,803
Construction in progress	17,827	16,177

Total property, plant and equipment	296,194	277,562
Less: Accumulated depreciation	(182,716)	(163,558)

Property, plant and equipment, net	$113,478	$114,004

      Depreciation is provided by both the straight-line and accelerated methods over the estimated useful lives of the assets. Depreciation expense for the fiscal years ended December 31, 2005, 2004 and 2003 was $25,861, $25,137 and $21,906, respectively. Depreciable lives within each property classification are as follows:

Buildings and improvements	10-40 years
Machinery and equipment	5-20 years
Office furniture and fixtures	3-10 years
Tooling	2-5 years
Vehicles	3-5 years
Leasehold improvements	3-8 years
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

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)

Goodwill and Other Intangible Assets
      Under SFAS 142, “Goodwill and Other Intangible Assets,” goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. The company determined that it has four reporting units and two of these reporting units have goodwill that was tested in accordance with the provisions of SFAS 142. The Company performs its annual impairment test of goodwill as of the beginning of the fourth quarter. The Company uses a combination of valuation techniques, which include consideration of market-based approaches and an income approach, in determining the fair value of the Company’s applicable reporting units in the annual impairment test of goodwill. The Company believes that the combination of the valuation models provides a more appropriate valuation of the Company’s reporting units by taking into account different marketplace participant assumptions. The Company utilizes market and income approaches, specifically the guideline company method (market), the transaction method (market), and the discounted cash flow method (income), in its estimates of fair value of the Company’s reporting units being tested and an equal weight is given to each of these three methods. These methodologies are applied to the reporting units’ adjusted historical and projected financial performance. Earnings are emphasized in all three methods used. In addition, all three methods utilize market data in the derivation of a value estimate and are forward-looking in nature. The guideline assessment of future performance, and the discounted cash flow method utilize a market-derived rate of return to discount anticipated performance.
      As of the beginning of the fourth quarter, the goodwill balance of $65.2 million was related entirely to the Control Devices reportable segment. The Company completed its assessment of any potential goodwill impairment as of October 2, 2005 and determined that no impairment existed. As of October 1, 2004, the Company determined that the carrying value of one of the Company’s reporting units, which is included in the Control Devices reportable segment, exceeded its fair value by $183.5 million. The corresponding write-down of goodwill to its fair value was reported as a component of operating loss in the Company’s consolidated statement of operations for the fourth quarter of 2004.
      The Company had the following intangible assets included as a component of other assets in the balance sheet subject to amortization at December 31:

	2005	2004

Patents:
Gross carrying amount	$2,779	$2,779
Less: Accumulated amortization	(2,102)	(1,801)

Net carrying amount	$677	$978

      Aggregate amortization expense on patents was $301 and $279 for the fiscal years ended December 31, 2005 and December 31, 2004, respectively. Estimated annual amortization expense is $271, $208, and $198 for fiscal years 2006, 2007 and 2008, respectively.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)

Accrued Expenses and Other Current Liabilities
      Accrued expenses and other current liabilities consist of the following at December 31:

	2005	2004

Compensation-related obligations	$13,712	$15,957
Insurance-related obligations	5,281	7,206
Income tax-related obligations	3,546	5,553
Warranty-related obligations	4,415	4,859
Other	19,649	19,332

Total accrued expenses and other current liabilities	$46,603	$52,907

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

Allowance for Doubtful Accounts
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
      The following is a reconciliation of the changes in the Company’s warranty reserve at December 31:

	2005	2004

Warranty reserves at beginning of period	$4,859	$5,515
Payments made	(2,548)	(4,177)
Costs recognized for warranties issued during the period	1,483	4,033
Changes in estimates for preexisting warranties	621	(512)

Warranty reserves at end of period	$4,415	$4,859

Product Development Expenses
      Expenses associated with the development of new products and changes to existing products are charged to expense as incurred. These costs amounted to $39,193, $36,145 and $28,714 in fiscal years 2005, 2004 and 2003, respectively.

Share-Based Compensation
      At December 31, 2005, the Company had three share-based compensation plans; (1) Long-Term Incentive Plan (the “Incentive Plan”), (2) Directors’ Share Option Plan (the “Director Option Plan”) and (3) the Directors’ Restricted Shares Plan. One plan is for employees and two plans are for non-employee directors. Prior to the second quarter of 2005, the Company accounted for its plans under the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” adopted prospectively for all employee and director awards granted, modified or settled after January 1, 2003, under the provisions of SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS 123.” Because the Company adopted the fair value method on a prospective basis, the cost related to share-based compensation recognized during the fiscal years ended December 31, 2005 and 2004 is less than that which would have been recognized if the fair value method had been applied to all awards granted since the original effective date of SFAS 123.
      Effective at the beginning of the second quarter of 2005, the Company adopted SFAS 123(R), “Share-Based Payment,” using the modified-prospective-transition method. Because the Company had previously adopted the fair value recognition provisions required by SFAS 123, and due to the fact that all unvested awards at the time of adoption were being recognized under a fair value approach, the adoption of SFAS 123(R) did not impact the Company’s operating income, income before income taxes, net income, cash flow from operating activities, cash flow from financing activities, or basic and diluted net income per share for fiscal year ended December 31, 2005.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)
      The following table illustrates the effect on net income (loss) and net income (loss) per share if the fair value method had been applied to all outstanding and unvested awards in each period.

	For the Fiscal Years Ended
	December 31,

	2005	2004	2003

Net income (loss), as reported	$933	$(92,503)	$21,379
Add: Share-based compensation expense included in reported net income (loss), net of related tax effects	1,102	868	810
Deduct: Total share-based compensation expense determined under the fair value method for all awards, net of related tax effects	(1,103)	(906)	(1,306)

Pro forma net income (loss)	$932	$(92,541)	$20,883

Net income (loss) per share:
Basic — as reported	$0.04	$(4.09)	$0.95

Basic — pro forma	$0.04	$(4.09)	$0.93

Diluted — as reported	$0.04	$(4.09)	$0.94

Diluted — pro forma	$0.04	$(4.09)	$0.92

      Total compensation expense recognized in the Consolidated Statements of Operations for share-based compensation arrangements was $1,695, $1,389 and $1,300 for the fiscal years ended December 31, 2005, 2004 and 2003, respectively. The total income tax benefit recognized in the Consolidated Statements of Operations for share-based compensation arrangements was $593, $521 and $486 for the fiscal years ended December 31, 2005, 2004 and 2003, respectively. There was no compensation cost capitalized as inventory or fixed assets for 2005, 2004 or 2003.
      The fair value of options granted under the Incentive Plan and Director Option Plan was estimated at the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted in the following table. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of options granted is derived from the output of the option-pricing model and represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on historical volatility of the Company’s Common Shares. The following are assumptions that were used to estimate the fair value of the options granted in 2004, 2003 and 2002.

	2004	2003	2002

Risk-free interest rate	1.43%	2.44%	4.71%
Expected dividend yield	0.00%	0.00%	0.00%
Expected lives (in years)	1.0	3.0	7.5
Expected volatility	35.18%	46.52%	59.47%

Financial Instruments and Derivative Financial Instruments
      Financial instruments, including derivative financial instruments, held by the Company include cash and cash equivalents, accounts receivable, accounts payable, long-term debt and foreign currency forward and option contracts. The carrying value of cash and cash equivalents, accounts receivable and accounts

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)
payable is considered to be representative of fair value because of the short maturity of these instruments. The carrying value of the Company’s variable rate debt approximates its fair value. Refer to Note 9 of the Company’s consolidated financial statements for fair value disclosures of the Company’s fixed rate debt, and foreign currency forward and option contracts.

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

	For the Fiscal Years Ended
	December 31,

	2005	2004	2003

Basic weighted average shares outstanding	22,709,113	22,622,188	22,414,759
Effect of dilutive securities	65,861	—	267,826

Diluted weighted-average shares outstanding	22,774,974	22,622,188	22,682,585

      Diluted net loss per share for the fiscal year ended December 31, 2004, as reported in the Company’s Consolidated Statements of Operations in accordance with SFAS 128, disregards the effect of potentially dilutive Common Shares, as a net loss causes dilutive shares to have an anti-dilutive effect.
      Options to purchase 474,250, 225,000 and 481,000 Common Shares at an average price of $13.93, $16.56 and $16.22 per share were outstanding at December 31, 2005, 2004 and 2003, respectively. These outstanding options were not included in the computation of diluted net income per share because their respective exercise prices were greater than the average market price of Common Shares and, therefore, their effect would have been anti-dilutive.

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
      The components of accumulated other comprehensive income (loss), as reported in the Statement of Consolidated Shareholders’ Equity as of December 31, net of tax were as follows:

		Minimum	Unrealized		Accumulated
	Currency	Pension	Loss on	Amortization	Other
	Translation	Liability	Marketable	of Terminated	Comprehensive
	Adjustments	Adjustments	Securities	Derivatives	Income (Loss)

Balance, January 1, 2003	$(1,350)	$(821)	$(202)	$(620)	$(2,993)
Current year change	3,808	(443)	121	620	4,106

Balance, December 31, 2003	2,458	(1,264)	(81)	—	1,113
Current year change	4,685	(2,224)	12	—	2,473

Balance, December 31, 2004	7,143	(3,488)	(69)	—	3,586
Current year change	(4,643)	396	89	—	(4,158)

Balance, December 31, 2005	$2,500	$(3,092)	$20	$—	$(572)

      The tax effects related to each component of other comprehensive income (loss) were as follows:

	Before Tax	Benefit/	After-Tax
	Amount	(Provision)	Amount

2003
Currency translation adjustments	$3,808	$—	$3,808
Minimum pension liability adjustments	(633)	190	(443)
Unrealized loss on marketable securities	186	(65)	121
Amortization of terminated derivatives	954	(334)	620

Other comprehensive income (loss)	$4,315	$(209)	$4,106

2004
Currency translation adjustments	$4,685	$—	$4,685
Minimum pension liability adjustments	(3,177)	953	(2,224)
Unrealized loss on marketable securities	18	(6)	12

Other comprehensive income	$1,526	$947	$2,473

2005
Currency translation adjustments	$(4,643)	$—	$(4,643)
Minimum pension liability adjustments	566	(170)	396
Unrealized loss on marketable securities	137	(48)	89

Other comprehensive loss	$(3,940)	$(218)	$(4,158)

Impairment of Assets
      The Company reviews its long-lived assets and identifiable intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)
not be recoverable. Except for the impairment of goodwill, no significant impairment charges were recorded in 2005, 2004 or 2003. Impairment would be recognized when events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. Measurement of the amount of impairment may be based on appraisal, market values of similar assets or estimated discounted future cash flows resulting from the use and ultimate disposition of the asset.

Reclassifications
      Certain prior period amounts have been reclassified to conform to their 2005 presentation in the consolidated financial statements.

3.	Investments

PST Indústria Eletrônica da Amazônia Ltda.
      The Company has a 50% interest in PST Indústria Eletrônica da Amazônia Ltda. (“PST”), a Brazilian electronic components business that specializes in electronic vehicle security devices. The investment is accounted for under the equity method of accounting. The Company’s investment in PST was $17,818 and $15,323 at December 31, 2005 and 2004, respectively. The Company has a note receivable with PST of $1,148 and $1,148, as of December 31, 2005 and 2004, respectively.
      Condensed financial information for PST is as follows:

	2005	2004

Cash and cash equivalents	$5,314	$507
Receivables	7,157	5,270
Inventories	9,037	8,871
Property, plant and equipment, net	6,868	5,702
Other assets	2,224	1,746

Total Assets	$30,600	$22,096

Current liabilities	$11,623	$7,471
Long-term liabilities	6,055	7,271
Equity of:
Stoneridge	6,461	3,677
Others	6,461	3,677

Total liabilities and equity	$30,600	$22,096

	For the Fiscal Years Ended
	December 31,

	2005	2004	2003

Revenues	$70,819	$47,807	$35,524
Cost of Sales	38,700	27,444	20,836
Other expenses, net	21,163	16,457	12,352
Total pretax income	10,956	3,906	2,336

The Company’s share of pretax income	$5,478	$1,953	$1,168

      Equity in earnings of PST included in the consolidated statements of operations were $3,976, $1,677 and $1,288 for the fiscal years ended December 31, 2005, 2004 and 2003, respectively. In addition, the Company

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)
received a dividend payment from PST during 2005 of $2,175, which decreased the Company’s investment in PST.

Minda Instruments Ltd.
      The Company has a 20% interest in Minda Instruments Ltd. (“Minda”), a company based in India that manufactures electronic instrumentation equipment for the automotive and truck markets. The investment is accounted for under the equity method of accounting. The Company’s investment in Minda was $828 and $781 at December 31, 2005 and 2004, respectively. Equity in earnings of Minda included in the consolidated statements of operations were $76 and $21, for the fiscal years ended December 31, 2005 and 2004, respectively.

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
      In conjunction with the issuance of the senior notes, the Company also entered into a new $200.0 million credit agreement with a bank group. The credit agreement had the following components: a $100.0 million revolving facility which includes a $10.0 million swing line facility, a €10 million swing line facility, and a $100.0 million term facility. The revolving facility expires on April 30, 2008 and requires a commitment fee of 0.375% to 0.500% on the unused balance. The revolving facility permits the Company to borrow up to half its borrowings in specified foreign currencies. Interest is payable quarterly at either (i) the prime rate plus a margin of 0.25% to 1.25% or (ii) LIBOR plus a margin of 1.75% to 2.75%, depending upon the Company’s ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA), as defined. Interest on the swing line facility is payable monthly at the quoted overnight borrowing rate plus a margin of 1.75% to 2.75%, depending upon the Company’s ratio of consolidated total debt to consolidated EBITDA, as defined.
      Long-term debt consists of the following:

	December 31,

	2005	2004

11 1/2% Senior notes, due 2012	$200,000	$200,000
Other	44	161

Total debt	200,044	200,161
Less: Current portion	(44)	(109)

Total long-term debt less current portion	$200,000	$200,052

      The credit agreement contains various covenants that require, among other things, the maintenance of certain specified ratios of consolidated total debt to consolidated EBITDA, interest coverage and fixed charge coverage. Restrictions also include limits on capital expenditures, operating leases and dividends. As of December 31, 2005, certain financial covenants limited the Company’s ability to access more than $35.0 million of the $100 million revolving credit facility. On March 7, 2006, the Company amended the credit agreement, which, among other things, gave the Company substantially all of its borrowing capacity on the $100.0 million credit facility.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)
      Future maturities of long-term debt at December 31, 2005 are as follows:

2006	$44
2007	—
2008	—
2009	—
2010	—
Thereafter	200,000

Total	$200,044

5.	Income Taxes
      The provisions for income taxes on income included in the accompanying consolidated financial statements represent federal, state and foreign income taxes. The components of income (loss) before income taxes and the provision for income taxes consist of the following:

	For the Fiscal Years Ended
	December 31,

	2005	2004	2003

Income (loss) before income taxes:
Domestic	$4,441	$(161,275)	$21,305
Foreign	(5)	12,119	9,715

Total income (loss) before income taxes	$4,436	$(149,156)	$31,020

Income tax provision (benefit):
Current:
Federal	$291	$(3,638)	$(2,082)
State and foreign	2,397	4,548	3,430

Total current provision	2,688	910	1,348

Deferred:
Federal	(1,368)	(64,981)	7,130
State and foreign	2,183	7,418	1,163

Total deferred provision (benefit)	815	(57,563)	8,293

Total Income tax provision (benefit)	$3,503	$(56,653)	$9,641

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)
      A reconciliation of the Company’s effective income tax rate to the statutory federal tax rate for is as follows:

	For the Fiscal Years Ended
	December 31,

	2005	2004	2003

Statutory U.S. federal income tax rate	35.0%	(35.0)%	35.0%
State income taxes, net of federal tax benefit	(7.0)	(0.6)	1.2
Tax credits	(24.6)	(1.2)	(2.6)
Goodwill amortization	—	1.1	—
Tax benefit for export sales	(9.5)	(0.4)	(3.1)
Foreign rate differential	(23.0)	(0.7)	(4.8)
Reduction of income tax accruals	(10.3)	(1.2)	—
Foreign deemed dividends, net of foreign tax credits	17.9	0.2	3.5
Reduction of deferred taxes	(22.6)	(0.2)	—
Foreign valuation allowances	120.3	—	2.2
Other	2.8	—	(0.3)

Effective income tax rate	79.0%	(38.0)%	31.1%

      For the years ended December 31, 2005 and 2004, the Company’s effective tax rate increased from (38.0)% to 79.0%. The effective tax rate for 2005 increased primarily due to net operating loss carryforwards and certain other deferred tax assets in the United Kingdom that required a full valuation allowance as of December 31, 2005.
      Unremitted earnings of foreign subsidiaries were $18,030, $20,538 and $11,062 as of December 31, 2005, 2004 and 2003, respectively. Because these earnings have been indefinitely reinvested in foreign operations, no provision has been made for U.S. income taxes. It is impracticable to determine the amount of unrecognized deferred taxes with respect to these earnings; however, foreign tax credits may be available to reduce U.S. income taxes in the event of a distribution.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)
      Significant components of the Company’s deferred tax assets and (liabilities) as of December 31, 2005 and 2004 are as follows:

	2005	2004

Deferred tax assets:
Inventories	$2,018	$1,924
Employee benefits	1,426	1,488
Insurance	1,395	1,714
Depreciation and amortization	32,073	36,517
Net operating loss carryforwards	15,906	6,478
General business credit carryforwards	7,081	5,698
Reserves not currently deductible	7,144	10,073

Gross deferred tax assets	67,043	63,892
Valuation allowance	(18,172)	(12,116)

Net deferred tax assets	48,871	51,776

Deferred tax liabilities:
Depreciation and amortization	—	—
Other	(1,328)	(3,694)

Gross deferred tax liabilities	(1,328)	(3,694)

Net deferred tax asset	$47,543	$48,082

      The valuation allowance represents the amount of tax benefit related to foreign net operating losses and state deferred tax assets, which management believes are not likely to be realized.
      The Company has deferred tax assets for net operating loss carryforwards of $3,469 net of a valuation allowance of $10,687. The net operating losses relate to U.S. federal and foreign tax jurisdictions. The U.S. net operating losses expire beginning in 2024 through 2026 whereas the foreign net operating losses have indefinite expiration dates. The Company has a deferred tax asset for general business credit carryforwards of $5,131. The general business credit carryforwards expire beginning in 2021 through 2025.

6.	Operating Lease Commitments
      The Company leases equipment, vehicles and buildings from third parties under operating lease agreements.
      D.M. Draime, Chairman of the Board of Directors, is a 50% owner of Hunters Square, Inc. (“HSI”), an Ohio corporation, which owns Hunters Square, an office complex and shopping mall located in Warren, Ohio. The Company leases office space in Hunters Square. The Company pays all maintenance, tax and insurance costs related to the operation of the office. Lease payments made by the Company to HSI were $342, $301 and $301 in 2005, 2004 and 2003, respectively. The lease terminates in December 2009. The Company believes the terms of the lease are no less favorable to it than would be the terms of a third-party lease.
      For the years ended December 31, 2005, 2004 and 2003, lease expense totaled $6,495, $6,455 and $6,874, including related party lease expense of $342, $301 and $451, respectively.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)
      Future minimum operating lease commitments at December 31, 2005 are as follows:

	Third	Related
	Party	Party

2006	$5,281	$342
2007	4,826	342
2008	3,247	342
2009	2,373	342
2010	1,090	—
Thereafter	5,691	—

Total	$22,508	$1,368

7.	Share-Based Compensation Plans
      In October 1997, the Company adopted a Long-Term Incentive Plan (Incentive Plan). The Company has reserved 2,500,000 Common Shares for issuance to officers and other key employees under the Incentive Plan. Under the Incentive Plan, as of December 31, 2005, the Company has granted cumulative options to purchase 1,594,500 Common Shares to management with exercise prices equal to the fair market value of the Company’s Common Shares on the date of grant. The options issued cliff-vest ratably from one to five years after the date of grant. In addition, the Company has also issued 500,300 restricted Common Shares under the Incentive Plan, of which 237,000 are time-based with graded vesting (graded vesting attribution method) over a period of one to four years while the remaining 263,300 restricted Common Shares are performance-based. Approximately one-half of the performance-based restricted Common Share awards vest and will no longer be subject to forfeiture upon the recipient remaining an employee of the Company for three years from time of grant and upon the achievement of certain net income per share targets established by the Company. The remaining one-half of the performance-based restricted Common Share awards also vest and will no longer be subject to forfeiture upon the recipient remaining an employee for three years from time of grant and upon the Company’s attainment of certain targets of performance measured against a peer group’s performance in terms of total return to shareholders. The actual number of restricted Common Shares to ultimately vest will depend on the Company’s level of achievement of the targeted performance measures and the employees’ attainment of the defined service requirements. Restricted Common Shares awarded under the Incentive Plan entitle the shareholder to all the rights of Common Share ownership except that the shares may not be sold, transferred, pledged, exchanged, or otherwise disposed of during the forfeiture period.
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

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)
      A summary of option activity under the plans noted above as of December 31, 2005, and changes during the fiscal years ended are presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Share	Exercise	Contractual
	Options	Price	Term

Outstanding at December 31, 2004	828,850	$11.24
Forfeited	(9,000)	10.39
Expired	(32,500)	11.62
Exercised	(13,000)	7.40

Outstanding and Exercisable at December 31, 2005	774,350	$11.30	5.29

      The weighted-average grant-date fair value of options granted during the fiscal years ended December 31, 2004 and December 31, 2003 was $2.28 and $5.39, respectively. There were no options granted during the fiscal year ended December 31, 2005. The total intrinsic value of options exercised during the fiscal years ended December 31, 2005, 2004 and 2003 was $42, $3,909 and $480 respectively. As of December 31, 2005, the aggregate intrinsic value of both outstanding and exercisable options was zero.
      The fair value of the nonvested time-based restricted Common Share awards was calculated using the market value of the shares on the date of issuance. The weighted-average grant-date fair value of shares granted during the fiscal years ended December 31, 2005 and 2004 was $10.23 and $15.15, respectively. There were no restricted shares granted prior to 2004.
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
      A summary of the status of the Company’s nonvested restricted Common Shares as of December 31, 2005, and the changes during the fiscal year ended, are presented below:

			Performance-Based
	Time-Based Awards		Awards

		Weighted-		Weighted-
		Average		Average
		Grant-Date		Grant-Date
Nonvested Restricted Common Shares	Shares	Fair Value	Shares	Fair Value

Nonvested at December 31, 2004	100,100	$15.14	—	$—
Granted	170,200	10.23	263,300	8.24
Vested	(49,508)	14.11	—	—
Forfeited	(13,441)	13.19	(26,300)	8.24

Nonvested at December 31, 2005	207,351	$11.48	237,000	$8.24

      As of December 31, 2005, total unrecognized compensation cost related to nonvested time-based restricted Common Share awards granted was $1,132. That cost is expected to be recognized over a weighted-average period of 1.3 years. The total fair value of shares vested based on service conditions

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)
during the fiscal year ended December 31, 2005 was $460. No time-based restricted Common Share awards vested during the fiscal year ended December 31, 2004.
      As of December 31, 2005, total unrecognized compensation cost related to nonvested performance-based restricted Common Share awards granted was $577. That cost is expected to be recognized over a weighted-average period of 2.3 years. No performance-based restricted Common Share awards have vested as of December 31, 2005.
      Cash received from option exercises under all share-based payment arrangements for the fiscal years ended December 31, 2005, 2004 and 2003 was $66, $561 and $444 respectively. Cash used to settle equity instruments granted under all share-based arrangements for the fiscal year ended December 31, 2005 was $65. There was no cash used to settle share-based arrangements for the fiscal years ended December 31, 2004 and 2003. The actual tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements totaled $220, $1,466 and $175 for the fiscal years ended December 31, 2005, 2004 and 2003, respectively.

8.	Employee Benefit Plans
      The Company has certain defined contribution profit sharing and 401(k) plans covering substantially all of its employees. Company contributions are generally discretionary; however, a portion of these contributions is based upon a percentage of employee compensation, as defined in the plans. The Company’s policy is to fund all benefit costs accrued. For the fiscal years ended December 31, 2005, 2004 and 2003, expenses related to these plans amounted to $4,313, $4,593 and $4,541, respectively.
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

	Pension		Postretirement
	Benefit Plan		Benefit Plan

	2005	2004	2005	2004

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$19,985	$15,170	$1,814	$1,983
Service cost	73	73	114	98
Interest cost	981	879	112	95
Actuarial loss (gain)	2,035	3,242	(253)	(284)
Benefits paid	(908)	(659)	(85)	(78)
Translation adjustments	(2,178)	1,280	—	—

Projected benefit obligation at end of year	$19,988	$19,985	$1,702	$1,814

Change in plan assets:
Fair value of plan assets at beginning of year	$15,559	$13,564	$—	$—
Actual return on plan assets	2,798	1,575	—	—
Employer contributions	164	37	85	78
Benefits paid	(908)	(659)	(85)	(78)
Translation adjustments	(1,715)	1,042	—	—

Fair value of plan assets at end of year	$15,898	$15,559	$—	$—

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)

	Pension		Postretirement
	Benefit Plan		Benefit Plan

	2005	2004	2005	2004

Funded status	$(4,090)	$(4,426)	$(1,702)	$(1,814)
Unrecognized actuarial loss (gain)	4,417	4,982	(340)	(88)

Net amount recognized	$327	$556	$(2,042)	$(1,902)

Amounts recognized in the consolidated balance sheet consist of:
Accrued liabilities	$(4,090)	$(4,426)	$(2,042)	$(1,902)
Accumulated other comprehensive income	4,417	4,982	—	—

Net amount recognized	$327	$556	$(2,042)	$(1,902)

	Pension		Postretirement
	Benefit Plan		Benefit Plan

	2005	2004	2005	2004

Weighted average assumptions used to determine benefit obligation at December 31:
Discount rate	4.75%	5.30%	5.50%	5.75%
Rate of increase to compensation levels	N/A	N/A	2.50%	4.00%
Rate of increase to pensions in payment	3.00%	3.00%	N/A	N/A
Rate of future price inflation	2.75%	2.75%	N/A	N/A
Initial health care cost trend rate	N/A	N/A	12.00%	12.00%
Ultimate health care cost trend rate	N/A	N/A	6.00%	6.00%
Year that the ultimate trend rate is reached	N/A	N/A	2011	2010
Measurement date	12/31/05	12/31/04	12/31/05	12/31/04

Weighted average assumptions used to
determine net periodic benefit cost for the
years ended December 31:
Discount rate	5.30%	5.75%	5.75%	6.00%
Expected long-term return on plan assets	7.00%	7.25%	N/A	N/A
Rate of increase to compensation levels	N/A	N/A	2.50%	4.00%
Rate of increase to pensions in payment	3.00%	3.00%	N/A	N/A
Rate of future price inflation	2.75%	2.75%	N/A	N/A
Initial health care cost trend rate	N/A	N/A	12.00%	12.00%
Ultimate health care cost trend rate	N/A	N/A	6.00%	6.00%
Year that the ultimate trend rate is reached	N/A	N/A	2011	2010
Measurement date	12/31/05	12/31/04	12/31/04	12/31/03
      The Company’s expected long-term return on plan assets assumption is based on a periodic review and modeling of the plan’s asset allocation and liability structure over a long-term horizon. Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling and are based on comprehensive reviews of historical data and economic/ financial market theory. The expected long-term rate of return on assets was selected from within the reasonable range of rates determined by (a) historical real returns, net of inflation, for the asset classes covered by the investment policy, and (b) projections of inflation over the long-term period during which benefits are payable to plan participants.
      Components of net periodic pension and postretirement benefit cost are as follows:

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)

	Pension			Postretirement
	Benefit Plan			Benefit Plan

	For the Fiscal Years			For the Fiscal Years
	Ended December 31,			Ended December 31,

	2005	2004	2003	2005	2004	2003

Service cost	$73	$73	$490	$114	$98	$98
Interest cost	981	879	800	112	95	109
Expected return on plan assets	(999)	(989)	(784)	—	—	—
Amortization of actuarial loss	291	55	180	—	—	—

Net periodic benefit cost	$346	$18	$686	$226	$193	$207

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

	1% Point	1% Point
	Increase	Decrease

Effect on total of service and interest components	$2	$(2)
Effect on postretirement benefits obligation	$39	$(35)
      In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. As of December 31, 2005, the Company recognized the effects of the Act in the measure of its projected and accumulated benefit obligation under its postretirement benefit plan in accordance with FSP SFAS 106-2 and it did not have a material impact on the Company’s consolidated financial statements.
      The Company’s defined benefit pension plan fair value weighted-average asset allocations at December 31 by asset category are as follows:

	2005	2004

Asset Category:
Equity securities	78%	78%
Debt securities	21	21
Other	1	1

Total	100%	100%

      The Company’s target asset allocation as of December 31, 2005, by asset category, is as follows:

Asset Category:
Equity securities	75%
Debt securities	25%
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
      The Company expects to contribute $273 to its defined benefit pension plan in 2006. The following pension and postretirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension	Postretirement
	Benefit Plan	Benefit Plan

2006	$581	$89
2007	618	92
2008	618	93
2009	618	94
2010	709	95
2011 to 2015	4,851	499
      The provisions of SFAS 87, “Employers’ Accounting for Pensions,” require the Company to record an additional minimum benefit (liability) for the defined benefit pension plan of $565 and $(3,177) at December 31, 2005 and 2004, respectively. This liability represents the amount by which the accumulated benefit obligation exceeds the sum of the fair market value of plan assets and accrued amounts previously recorded. A corresponding charge (benefit) was recorded as a component of accumulated other comprehensive income of $396 and $(2,224), net of related tax benefit (provision) of $(170) and $953, at December 31, 2005 and 2004, respectively. At December 31, 2005, the Company was required to record a valuation allowance of $1,328 that fully offset the deferred tax asset.

9.	Fair Value of Financial Instruments

Financial Instruments
      A financial instrument is cash or a contract that imposes an obligation to deliver, or conveys a right to receive cash or another financial instrument. The carrying values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. The estimated fair value of the Company’s senior notes (fixed rate debt) at December 31, 2005, per quoted market sources, was $202.1 million and the carrying value was $200.0 million.

Derivative Instruments and Hedging Activities
      The Company uses derivative financial instruments, including foreign currency forward and option contracts, to mitigate its exposure to fluctuations in foreign currency exchange rates by reducing the effect of such fluctuations on foreign currency denominated intercompany transactions and other known foreign currency exposures. The principal currencies hedged by the Company include the Swedish krona, British pound, Mexican peso and the Euro. The foreign currency forward contracts are marked to market, with gains and losses recognized in the Company’s consolidated statement of operations as a component of other income. The option contracts are marked to market, with gains and losses recognized in the Company’s consolidated statement of operations as a component of operating income. The Company’s foreign currency forward and option contracts substantially offset gains and losses on the underlying foreign denominated transactions. The Company does not enter into financial instruments for speculative or profit motivated

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)
purposes. Management believes that its use of these instruments to reduce risk is in the Company’s best interest.
      The Company’s foreign currency forward contracts have a notional value of $23.0 million and reduce exposure related to the Company’s Swedish krona and British pound denominated receivables. The estimated fair value of these contracts at December 31, 2005, per quoted market sources, was approximately $0.2 million. The Company’s foreign currency option contracts have expired as of December 31, 2005.
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
      Hedging activities recorded in accumulated other comprehensive income (loss) for the fiscal year ended December 31, 2003 was as follows:

Amortization of terminated swap agreements, pre-tax	$991
Tax effect	(371)

Amortization of terminated swap agreements, net of tax	$620

      The above swap agreements were terminated in 2002. As of December 31, 2003, these swap agreements were fully amortized into income.

10.	Commitments and Contingencies
      In the ordinary course of business, the Company is involved in various legal proceedings, workers’ compensation and product liability disputes. The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of operations, cash flows or the financial position of the Company.

Product Liability Matters
      As previously disclosed, a judgment was entered against the Company in the District Court (365th Judicial District) in Maverick County, Texas on January 15, 2004. The plaintiffs alleged in their complaint that a Company fuel valve installed as a replacement part on a truck caused a fire after an accident resulting in a death. The plaintiffs are the parents of the decedent. The final judgment entered against the Company was approximately $36.5 million. The Company denied its fuel valve contributed to the fire and believed that there were valid grounds to reverse the judgment on appeal. In the second quarter of 2005, the Company settled this case with the plaintiffs. A final judgment was entered by the trial court on June 21, 2005. The Company’s insurance covered 100% of the settlement amount. As a result, the resolution of this litigation did not have an impact on the Company’s operations or cash flows.

Customer Bankruptcies
      On October 8, 2005, the Company was notified that one if its customers, Delphi Corporation, had filed for Chapter 11 bankruptcy protection. As a result, the Company recorded a charge of $2.7 million for the fiscal year ended December 31, 2005. Other customer bankruptcies resulted in an additional $0.9 million charge in 2005. These charges established reserves for estimated losses expected to result from the bankruptcies and

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)
were recorded in the Company’s consolidated statement of operations as components of provision for doubtful accounts expense.

11.	Related Party Transactions
      Relationship with Counsel. Avery Cohen, a director of the Company, is a partner in Baker & Hostetler LLP, a law firm, which has served as general outside counsel for the Company since 1993 and is expected to continue to do so in the future. The Company paid $1,193, $1,255 and $940 in legal fees to Baker & Hostetler, LLP for the fiscal years ended December 31, 2005, 2004 and 2003, respectively.
      Industrial Development Associates LP (“IDA”). Earl Linehan, a director of the Company, and D.M. Draime, Chairman of the Board of Directors, as limited partners, own 11.81% and 10.00%, respectively, of IDA, a Maryland limited partnership real estate development company in which the Company is a 30% general partner. The Company made lease payments to IDA of $115 in 2003.
      Hunters Square. See Note 6 to the Company’s consolidated financial statements for information on the Company’s related party transactions involving operating leases.

12.	Restructuring
      The Company has announced restructuring initiatives related to the rationalization of certain manufacturing facilities in the high cost regions of Europe and North America. This rationalization is part of the Company’s cost reduction initiatives. In connection with these initiatives, the Company recorded restructuring charges of $4,762 and $2,087 in the Company’s consolidated statement of operations for the fiscal years ended December 31, 2005 and 2004. The restructuring charges related to the Vehicle Management & Power Distribution reportable segment included the following:

		Asset-
	Severance	Related
	Costs	Charges	Total

Total expected restructuring charges	$763	$127	$890

Balance at December 31, 2004	$—	$—	$—

First quarter charge to expense	88	127	215
Second quarter charge to expense	9	—	9
Third quarter charge to expense	356	—	356
Fourth quarter charge to expense	70	—	70
Cash payments	(111)	—	(111)
Non-cash utilization	—	(127)	(127)

Balance at December 31, 2005	$412	$—	$412

Remaining expected restructuring charge	$240	$—	$240

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)
      The restructuring charges related to the Control Devices reportable segment included the following:

		Asset-	Facility
	Severance	Related	Closure	Other
	Costs	Charges	Costs	Costs	Total

Total expected restructuring charges	$3,509	$983	$1,219	$603	$6,314

Balance at March 31, 2004	$—	$—	$—	$—	$—

Second quarter charge to expense	—	205	—	—	205
Third quarter charge to expense	—	202	—	118	320
Fourth quarter charge to expense	1,068	207	—	287	1,562
Cash payments	(590)	—	—	(405)	(995)
Non-cash utilization	—	(614)	—	—	(614)

Balance at December 31, 2004	$478	$—	$—	$—	$478

First quarter charge to expense	1,698	206	—	7	1,911
Second quarter charge to expense	586	163	746	174	1,669
Third quarter charge to expense	214	—	218	35	467
Fourth quarter charge to expense	(57)	—	140	(18)	65
Cash payments	(2,722)	—	(140)	(198)	(3,060)
Non-cash utilization	—	(369)	—	—	(369)

Balance at December 31, 2005	$197	$—	$964	$—	$1,161

Remaining expected restructuring charge	$—	$—	$115	$—	$115

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

13.	Segment Reporting
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
      As a result of changes in executive leadership during 2004, the Company realigned senior management responsibilities under four operating units effective for the fourth quarter of 2004. These four operating

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)
segments are aggregated for reporting purposes into the Company’s Vehicle Management & Power Distribution and Control Devices reportable segments. The Company’s chief executive officer also changed the profit measure used to evaluate the business to “Income Before Income Taxes.” In addition to the 2004 changes, the Company further realigned management responsibilities effective for the second quarter of 2005. As a result, a component within the Control Devices reportable segment was realigned to the Vehicle Management & Power Distribution reportable segment. Because the Company changed the structure of its internal organization in a manner that caused the composition of its reportable segments to change, the corresponding information for prior periods has been adjusted to conform to the current year reportable segment presentation.
      The accounting policies of the Company’s reportable segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.” The Company’s chief executive officer evaluates the performance of its reportable segments based primarily on revenues from external customers, capital expenditures and income before income taxes. Inter-segment sales are accounted for on terms similar to those to third parties and are eliminated upon consolidation.
      A summary of financial information by reportable segment is as follows:

	For the Fiscal Years Ended
	December 31,

	2005	2004	2003

Net Sales
Vehicle Management & Power Distribution	$358,683	$352,706	$275,631
Intersegment sales	16,543	15,919	14,022

Vehicle Management & Power Distribution net sales	$375,226	$368,625	$289,653

Control Devices	312,901	329,089	331,034
Intersegment sales	3,163	2,533	2,017

Control Devices net sales	$316,064	$331,622	$333,051
Eliminations	(19,706)	(18,452)	(16,039)

Total consolidated net sales	$671,584	$681,795	$606,665

Income (Loss) Before Income Taxes
Vehicle Management & Power Distribution	$13,573	$29,623	$13,772
Control Devices(A)	5,756	(150,021)	48,033
Other corporate activities	8,101	(4,477)	(3,644)
Corporate interest expense	(22,994)	(24,281)	(27,141)

Total consolidated income (loss) before income taxes	$4,436	$(149,156)	$31,020

Depreciation and Amortization
Vehicle Management & Power Distribution	$8,104	$8,559	$8,327
Control Devices	17,249	15,934	13,934
Corporate Activities	389	309	(73)

Total consolidated depreciation and amortization(B)	$25,742	$24,802	$22,188

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)

	For the Fiscal Years Ended
	December 31,

	2005	2004	2003

Interest Expense (Income)
Vehicle Management & Power Distribution	$120	$237	$607
Control Devices	758	(62)	(97)
Corporate Activities	22,994	24,281	27,141

Total consolidated interest expense (income)	$23,872	$24,456	$27,651

Capital Expenditures
Vehicle Management & Power Distribution	$9,461	$9,239	$7,926
Control Devices	19,062	14,517	9,952
Corporate Activities	411	161	8,504

Total consolidated capital expenditures	$28,934	$23,917	$26,382

	December 31,

	2005	2004	2003

Total Assets
Vehicle Management & Power Distribution	$157,280	$175,406	$135,640
Control Devices	222,747	199,401	383,652
Corporate(C)	248,739	239,205	179,553
Eliminations	(166,651)	(141,011)	(125,844)

Total consolidated assets	$462,115	$473,001	$573,001

(A)	The Company’s 2004 Loss Before Income Taxes for the Control Devices reportable segment includes a non-cash goodwill impairment charge of $183,450, which was recorded in the fourth quarter of 2004.

(B)	These amounts represent depreciation and amortization on fixed and certain intangible assets.

(C)	Assets located at Corporate consist primarily of cash, deferred taxes and equity investments.
      The following table presents the Company’s core product lines by reportable segment, as a percentage of net sales:

	For the Fiscal Years Ended
	December 31,

	2005	2004	2003

Vehicle Management & Power Distribution:
Vehicle electrical power and distribution systems	29%	28%	25%
Electronic instrumentation and information display products	24	24	20

Total	53%	52%	45%

Control Devices:
Actuator and sensor products	21%	20%	23%
Switch and position sensor products	26	28	32

Total	47%	48%	55%

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)
      The following table presents net sales and non-current assets for each of the geographic areas in which the Company operates:

	For the Fiscal Years Ended
	December 31,

	2005	2004	2003

Net Sales
North America	$532,523	$539,412	$481,091
Europe and other	139,061	142,383	125,574

Total consolidated net sales	$671,584	$681,795	$606,665

	December 31,

	2005	2004	2003

Non-Current Assets
North America	$217,861	$183,604	$340,328
Europe and other	25,574	55,355	53,047

Total non-current assets	$243,435	$238,959	$393,375

14.	Guarantor Financial Information
      The senior notes and the credit facility are fully and unconditionally guaranteed, jointly and severally, by each of the Company’s existing and future domestic wholly-owned subsidiaries (Guarantor Subsidiaries). The Company’s non-U.S. subsidiaries do not guarantee the senior notes and the credit facility (Non-Guarantor Subsidiaries).
      Presented below are summarized consolidating financial statements of the Parent (which includes certain of the Company’s operating units), the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the Company on a consolidated basis, as of December 31, 2005 and December 31, 2004 and for each of the three fiscal years ended December 31, 2005, 2004 and 2003.

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

	December 31, 2005

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$7,754	$47	$32,983	$—	$40,784
Accounts receivable, net	46,505	30,883	23,043	(69)	100,362
Inventories, net	25,662	12,804	15,325	—	53,791
Prepaid expenses and other	(274,706)	258,203	30,993	—	14,490
Deferred income taxes	4,713	4,116	424	—	9,253

Total current assets	(190,072)	306,053	102,768	(69)	218,680

Long-Term Assets:
Property, Plant and Equipment, net	61,620	33,683	18,175	—	113,478
Other Assets:
Goodwill	44,585	20,591	—	—	65,176
Investments and other, net	38,004	460	46	(12,019)	26,491
Deferred income taxes	41,547	(3,781)	524	—	38,290
Investment in subsidiaries	399,536	—	—	(399,536)	—

Total long-term assets	585,292	50,953	18,745	(411,555)	243,435

Total Assets	$395,220	$357,006	$121,513	$(411,624)	$462,115

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$—	$—	$44	$—	$44
Accounts payable	20,350	17,358	17,636	—	55,344
Accrued expenses and other	20,879	10,351	15,442	(69)	46,603

Total current liabilities	41,229	27,709	33,122	(69)	101,991

Long-Term Liabilities:
Long-term debt, net of current portion	200,000	—	12,019	(12,019)	200,000
Other liabilities	—	2,043	4,090	—	6,133

Total long-term liabilities	200,000	2,043	16,109	(12,019)	206,133

Shareholders’ Equity	153,991	327,254	72,282	(399,536)	153,991

Total Liabilities and Shareholders’ Equity	$395,220	$357,006	$121,513	$(411,624)	$462,115

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)
      Supplemental condensed consolidating financial statements (continued):

	December 31, 2004

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$20,363	$17	$31,952	$—	$52,332
Accounts receivable, net	42,620	32,465	25,535	(5)	100,615
Inventories, net	24,415	13,098	18,884	—	56,397
Prepaid expenses and other	(247,317)	234,031	24,702	—	11,416
Deferred income taxes	8,454	4,205	623	—	13,282

Total current assets	(151,465)	283,816	101,696	(5)	234,042

Long-Term Assets:
Property, Plant and Equipment, net	57,947	32,791	23,266	—	114,004
Other Assets:
Goodwill	44,585	20,591	—	—	65,176
Investments and other, net	27,766	463	185	(3,435)	24,979
Deferred income taxes	37,773	(3,960)	987	—	34,800
Investment in subsidiaries	381,664	—	—	(381,664)	—

Total long-term assets	549,735	49,885	24,438	(385,099)	238,959

Total Assets	$398,270	$333,701	$126,134	$(385,104)	$473,001

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$—	$—	$109	$—	$109
Accounts payable	20,004	17,691	20,014	—	57,709
Accrued expenses and other	22,370	12,741	17,801	(5)	52,907

Total current liabilities	42,374	30,432	37,924	(5)	110,725

Long-Term Liabilities:
Long-term debt, net of current portion	200,000	—	3,487	(3,435)	200,052
Other liabilities	291	1,902	4,426	—	6,619

Total long-term liabilities	200,291	1,902	7,913	(3,435)	206,671

Shareholders’ Equity	155,605	301,367	80,297	(381,664)	155,605

Total Liabilities and Shareholders’ Equity	$398,270	$333,701	$126,134	$(385,104)	$473,001

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)
      Supplemental condensed consolidating financial statements (continued):

	For the Fiscal Year Ended December 31, 2005

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$332,173	$228,975	$183,596	$(73,160)	$671,584
Costs and Expenses:
Cost of goods sold	285,332	166,796	141,894	(71,026)	522,996
Selling, general and administrative	52,809	32,758	37,166	(2,134)	120,599
Goodwill impairment charge	—	—	—	—	—
Restructuring charges	247	833	3,682	—	4,762

Operating Income (Loss)	(6,215)	28,588	854	—	23,227
Interest expense (income), net	23,751	(1)	122	—	23,872
Other expense (income), net	(5,410)	—	329	—	(5,081)
Equity earnings from subsidiaries	(24,306)	—	—	24,306	—

Income (Loss) Before Income Taxes	(250)	28,589	403	(24,306)	4,436
Provision (benefit) for income taxes	(1,183)	28	4,658	—	3,503

Net Income (Loss)	$933	$28,561	$(4,255)	$(24,306)	$933

	For the Fiscal Year Ended December 31, 2004

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$255,243	$223,854	$233,392	$(30,694)	$681,795
Costs and Expenses:
Cost of goods sold	204,639	151,776	181,087	(30,694)	506,808
Selling, general and administrative	47,571	36,370	31,079	—	115,020
Goodwill impairment charge	183,450	—	—	—	183,450
Restructuring charges	—	—	2,087	—	2,087

Operating Income (Loss)	(180,417)	35,708	19,139	—	(125,570)
Interest expense (income), net	24,692	—	(236)	—	24,456
Other expense (income), net	(5,138)	3,571	697	—	(870)
Equity earnings from subsidiaries	(45,159)	—	—	45,159	—

Income (Loss) Before Income Taxes	(154,812)	32,137	18,678	(45,159)	(149,156)
Provision (benefit) for income taxes	(62,309)	609	5,047	—	(56,653)

Net Income (Loss)	$(92,503)	$31,528	$13,631	$(45,159)	$(92,503)

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)
      Supplemental condensed consolidating financial statements (continued):

	For the Fiscal Year Ended December 31, 2003

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$273,412	$205,649	$150,774	$(23,170)	$606,665
Costs and Expenses:
Cost of goods sold	212,911	145,205	115,689	(23,170)	450,635
Selling, general and administrative	40,070	31,227	26,363	—	97,660

Operating Income	20,431	29,217	8,722	—	58,370
Interest expense (income), net	27,675	—	(24)	—	27,651
Other expense (income), net	(2,673)	3,341	(969)	—	(301)
Equity earnings from subsidiaries	(26,225)	—	—	26,225	—

Income (Loss) Before Income Taxes	21,654	25,876	9,715	(26,225)	31,020
Provision (benefit) for income taxes	275	8,280	1,086	—	9,641

Net Income (Loss)	$21,379	$17,596	$8,629	$(26,225)	$21,379

	For the Fiscal Year Ended December 31, 2005

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided (used) by operating activities	$3,280	$9,013	$(1,816)	$8,584	$19,061

INVESTING ACTIVITIES:
Capital expenditures	(14,608)	(8,992)	(5,334)	—	(28,934)
Proceeds from sale of fixed assets	—	—	1,664	—	1,664
Business acquisitions and other	(1,041)	(52)	—	811	(282)

Net cash provided (used) by investing activities	(15,649)	(9,044)	(3,670)	811	(27,552)

FINANCING ACTIVITIES:
Repayments of long-term debt	—	—	8,466	(8,584)	(118)
Share-based compensation activity	1	61		(61)	1
Other financing costs	(241)	—	750	(750)	(241)

Net cash provided (used) by financing activities	(240)	61	9,216	(9,395)	(358)

Effect of exchange rate changes on cash and cash equivalents	—	—	(2,699)	—	(2,699)

Net change in cash and cash equivalents	(12,609)	30	1,031	—	(11,548)
Cash and cash equivalents at beginning of period	20,363	17	31,952	—	52,332

Cash and cash equivalents at end of period	$7,754	$47	$32,983	$—	$40,784

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)
      Supplemental condensed consolidating financial statements (continued):

	For the Fiscal Year Ended December 31, 2004

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$18,390	$9,241	$5,612	$15,033	$48,276

INVESTING ACTIVITIES:
Capital expenditures	(8,647)	(9,399)	(5,871)	—	(23,917)
Proceeds from sale of fixed assets	1	—	—	—	1
Business acquisitions and other	(745)	—	43	—	(702)
Collection of loan receivable from joint venture	4,695	—	—	—	4,695

Net cash used by investing activities	(4,696)	(9,399)	(5,828)	—	(19,923)

FINANCING ACTIVITIES:
Repayments of long-term debt	(7,300)	—	21,809	(15,033)	(524)
Share-based compensation activity	(557)	149	28	—	(380)
Other financing costs	(134)	—	—	—	(134)

Net cash provided (used) by financing activities	(7,991)	149	21,837	(15,033)	(1,038)

Effect of exchange rate changes on cash and cash equivalents	—	—	875	—	875

Net change in cash and cash equivalents	5,703	(9)	22,496	—	28,190
Cash and cash equivalents at beginning of period	14,660	26	9,456	—	24,142

Cash and cash equivalents at end of period	$20,363	$17	$31,952	$—	$52,332

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)
      Supplemental condensed consolidating financial statements (continued):

	For the Fiscal Year Ended December 31, 2003

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided (used) by operating activities	$53,211	$4,755	$20,180	$(5,792)	$72,354

INVESTING ACTIVITIES:
Capital expenditures	(16,047)	(4,959)	(5,376)	—	(26,382)
Proceeds from sale of fixed assets	386	—	826	—	1,212
Other	(15)	—	12	—	(3)

Net cash used by investing activities	(15,676)	(4,959)	(4,538)	—	(25,173)

FINANCING ACTIVITIES:
Repayments of long-term debt	(41,940)	—	(15,947)	5,792	(52,095)
Share-based compensation activity	368	63	13	—	444

Net cash provided (used) by financing activities	(41,572)	63	(15,934)	5,792	(51,651)

Effect of exchange rate changes on cash and cash equivalents	(1)	—	1,378	—	1,377

Net change in cash and cash equivalents	(4,038)	(141)	1,086	—	(3,093)
Cash and cash equivalents at beginning of period	18,698	167	8,370	—	27,235

Cash and cash equivalents at end of period	$14,660	$26	$9,456	$—	$24,142

15.	Subsequent Events
      In February 2006, the Company increased its investment in Minda from 20% to 30% by purchasing an additional 10% of Minda’s equity for $971.
      On March 7, 2006, the Company amended its credit agreement dated May 1, 2002. The amendment modifies certain financial covenant requirements, changes certain reporting requirements, sets borrowing levels based on certain asset levels and prohibits the Company from repurchasing, repaying or redeeming any of the Company’s outstanding subordinated notes unless certain covenant levels are met.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)

16.	Unaudited Quarterly Financial Data
      The following is a summary of actual quarterly results of operations for 2005 and 2004:

	Quarter Ended

	Dec. 31	Oct. 1	Jul. 2	Apr. 2

	(In millions, except per share data)
2005
Net sales	$151.8	$158.7	$180.3	$180.8
Gross profit(A)	30.0	31.6	41.8	45.2
Operating income (loss)	1.8	(0.3)	9.0	12.7
Net income (loss)	$(3.0)	$(3.3)	$2.8	$4.4

Basic net income (loss) per share(B)	$(0.13)	$(0.14)	$0.12	$0.19

Diluted net income (loss) per share(B)	$(0.13)	$(0.14)	$0.12	$0.19

	Quarter Ended

	Dec. 31	Sep. 30	Jun. 30	Apr. 30

2004
Net sales	$163.4	$164.3	$178.1	$176.0
Gross profit(A)	41.9	39.7	45.6	47.8
Operating income (loss)	(175.6)	10.6	19.6	19.8
Net income (loss)	$(114.9)	$3.9	$9.3	$9.2

Basic net income per share(B)	$(5.07)	$0.17	$0.41	$0.41

Diluted net income per share(B)	$(5.07)	$0.17	$0.41	$0.40

(A)	Gross profit represents net sales less cost of goods sold.

(B)	Earnings per share for the year may not equal the sum of the four historical quarters earnings per share due to changes in basic and diluted shares outstanding.

STONERIDGE, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses	Write-offs	Period

Allowance for doubtful accounts:
Fiscal year ended December 31, 2003	$3,020	$1,260	$1,376	$2,904
Fiscal year ended December 31, 2004	2,904	1,206	219	3,891
Fiscal year ended December 31, 2005	3,891	3,125	2,454	4,562

			Exchange rate
	Balance at	Net additions	fluctuations	Balance at
	Beginning	charged to	and other	End of
	of Period	income	items	Period

Valuation allowance for deferred tax assets:
Fiscal year ended December 31, 2003	$1,514	$674	$369	$2,557
Fiscal year ended December 31, 2004	2,557	9,343	216	12,116
Fiscal year ended December 31, 2005	12,116	5,676	380	18,172

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
      There has been no disagreement between the management of the Company and its independent auditors on any matter of accounting principles or practices of financial statement disclosures, or auditing scope or procedure.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
      As of December 31, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (CEO) and chief financial officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005.

Changes in Internal Control Over Financial Reporting
      There were no changes in the Company’s internal control over financial reporting during the fourth quarter ended December 31, 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). In evaluating the Company’s internal control over financial reporting, management has adopted the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2005. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2005.
      Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Our management’s assessment of the effectiveness of the internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which follows this report.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Stoneridge, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Stoneridge, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Stoneridge Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that Stoneridge, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Stoneridge, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2005 and 2004 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 of Stoneridge, Inc. and Subsidiaries and our report dated March 9, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
March 9, 2006

Item 9B.	OTHER INFORMATION.
      None.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
      The information required by Item 10 regarding our directors is incorporated by reference to the Proxy Statement sections entitled, “Election of Directors,” “Audit Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance.” The information required by Item 10 regarding our executive officers appears as a Supplementary Item following Item 4 under Part I of the Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION.
      The information required by this Item 11 is incorporated by reference to the information under the heading “Executive Compensation” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on April 24, 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
      The information required by this Item 12 (other than the information required by Item 201(d) of Regulation S-K which is set forth below) is incorporated by reference to the information under the heading “Security Ownership of Certain Beneficial Owners and Management” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on April 24, 2006.
      In October 1997, we adopted a Long-Term Incentive Plan for our employees. In May 2002, we adopted a Director Share Option Plan for our directors and in April 2005, we adopted a Directors’ Restricted Shares Plan. Our shareholders approved each plan. Equity compensation plan information, as of December 31, 2005, is as follows:

Number of securities
	Number of securities to	Weighted-average	remaining available
	be issued upon the	exercise price of	for future issuance
	exercise of outstanding	outstanding share	under equity
	share options	options	compensation plans (1)

Equity compensation plans approved by shareholders	774,350	$11.30	1,497,141
Equity compensation plans not approved by shareholders	—	$—	—

(1)	Excludes securities reflected in the first column, “Number of securities to be issued upon the exercise of outstanding share options.” Also excludes 452,509 restricted Common Shares issued and outstanding as of December 31, 2005 to key employees pursuant to the Company’s Long-Term Incentive Plan and 41,600 restricted Common Shares issued and outstanding to directors under the Directors’ Restricted Shares Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
      The information required by this Item 13 is incorporated by reference to the information under the heading “Certain Relationships and Related Transactions” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on April 24, 2006.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
      The information required by this Item 14 is incorporated by reference to the information under the heading “Other Matters” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on April 24, 2006.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
      (a) The following documents are filed as part of this Form 10-K.

		Page in
		Form 10-K

(1)	Consolidated Financial Statements:
	Report of Independent Registered Public Accounting Firm	27
	Consolidated Balance Sheets as of December 31, 2005 and 2004	28
	Consolidated Statements of Operations for the Fiscal Years Ended December 31, 2005, 2004 and 2003	29
	Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2005, 2004 and 2003	30
	Consolidated Statements of Shareholders’ Equity for the Fiscal Years Ended December 31, 2005, 2004 and 2003	31
	Notes to Consolidated Financial Statements	32

(2)	Financial Statement Schedule:
	Schedule II — Valuation and Qualifying Accounts	64

(3)	Exhibits:
	See the List of Exhibits on the Index to Exhibits following the signature page.
      The financial statements for the Company’s unconsolidated joint venture, PST, will be filed as a schedule to this Annual Report on Form 10-K by an amendment hereto. All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
      (b) The exhibits listed on the Index to Exhibits are filed as part of or incorporated by reference into this report.
      (c) Additional Financial Statement Schedules.
      None.

SIGNATURES
      Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONERIDGE, INC.
Date: March 9, 2006

/s/ GEORGE E. STRICKLER

George E. Strickler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 9, 2006	/s/ D.M. DRAIME D.M. Draime Chairman of the Board of Directors and Assistant Secretary

Date: March 9, 2006	/s/ JOHN C. COREY John C. Corey President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: March 9, 2006	/s/ AVERY S. COHEN Avery S. Cohen Secretary and Director

Date: March 9, 2006	/s/ JEFFREY P. DRAIME Jeffrey P. Draime Director

Date: March 9, 2006	/s/ RICHARD E. CHENEY Richard E. Cheney Director

Date: March 9, 2006	/s/ SHELDON J. EPSTEIN Sheldon J. Epstein Director

Date: March 9, 2006	/s/ DOUGLAS C. JACOBS Douglas C. Jacobs Director

Date: March 9, 2006	/s/ WILLIAM M. LASKY William M. Lasky Director

Date: March 9, 2006	/s/ EARL L. LINEHAN Earl L. Linehan Director

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

3.1	Second Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-33285)).
3.2	Amended and Restated Code of Regulations of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 333-33285)).
4.1	Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).
4.2	Indenture dated as of May 1, 2002 among Stoneridge, Inc. as Issuer, Stoneridge Control Devices, Inc. and Stoneridge Electronics, Inc., as Guarantors, and Fifth Third Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 7, 2002).
10.1	Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-33285)).
10.2	Lease Agreement between Stoneridge, Inc. and Hunters Square, Inc., with respect to the Company’s division headquarters for the Alphabet Division (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).
10.3	Credit Agreement dated as of May 1, 2002 among Stoneridge, Inc., as Borrower, the Lending Institutions Named Therein, as Lenders, National City Bank, as Administrative Agent, a Joint Lead Arranger and Collateral Agent, Deutsche Bank Securities Inc., as a Joint Lead Arranger, Comerica Bank and PNC Bank, National Association, as the Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2002).
10.4	Purchase Agreement dated as of May 1, 2002 among Stoneridge Inc., Stoneridge Control Devices Inc., Stoneridge Electronics Inc. and Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated and NatCity Investments Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 7, 2002).
10.5	Registration Rights Agreement dated as of May 1, 2002 among Stoneridge Inc., Stoneridge Control Devices Inc., Stoneridge Electronics Inc. and Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated and NatCity Investments Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 7, 2002).
10.6	Amendment No. 1 dated as of January 31, 2003 to Credit Agreement dated as of May 1, 2002 among Stoneridge, Inc. as Borrower, the Lending Institutions Named Therein, as Lenders, National City Bank, as Administrative Agent, a Joint Lead Arranger and Collateral Agent, Deutsche Bank Securities Inc., as a Joint Lead Arranger, Comerica Bank and PNC Bank, National Association, as the Co-Documentation Agents (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.7	Proposed Form of Tax Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (No. 333-33285)).
10.8	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).
10.9	Amendment to Long-Term Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.10	Severance and Consulting Agreement for Cloyd J. Abruzzo, dated November 28, 2003 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on December 9, 2003).
10.11	Consulting Agreement for Sten Forseke, dated November 2003 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on December 9, 2003).
10.12	Amendment No. 2 dated as of August 6, 2004 to Credit Agreement dated as of May 1, 2002 among Stoneridge, Inc. as Borrower, the Lending Institutions Named Therein, as Lenders, National City Bank, as Administrative Agent, a Joint Lead Arranger and Collateral Agent, Deutsche Bank Securities Inc., as a Joint Lead Arranger, Comerica Bank and PNC Bank, National Association, as the Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

Exhibit
Number	Exhibit

10.13	Severance Agreement and Release between the Company and Kevin P. Bagby, dated August 31, 2004 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 7, 2004).
10.14	Director Share Option Plan (incorporated by reference to Exhibit 4 of the Company’s Registration Statement on Form S-8 (No. 333-96953)).
10.15	Form of Long-Term Incentive Plan Share Option Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).
10.16	Form of Directors’ Share Option Plan Share Option Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).
10.17	Form of Long-Term Incentive Plan Restricted Shares Grant Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).
10.18	Amendment No. 3 dated as of July 18, 2005 to Credit Agreement dated as of May 1, 2002 among Stoneridge, Inc. as Borrower, the Lending Institutions Named Therein as Lenders, National City Bank, as Administrative Agent, a Joint Lead Arranger and Collateral Agent, Deutsche Bank Securities Inc., as a Joint Lead Arranger, Comerica Bank and PNC Bank, National Association, as the Co-Documentation Agents (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 18, 2005).
10.19	Director’s Restricted Shares Plan (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (No. 333-127017)).
10.20	Severance Agreement and Release between the Company and Joseph M. Mallak (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 19, 2005).
10.21	Amendment No. 4 dated October 25, 2005 to Credit Agreement dated as of May 1, 2002 by and among the Company as Borrower, the Lending Institutions Named Therein, as Lenders, National City Bank, as Administrative Agent, a Joint Lead Arranger and Collateral Agent, Deutsche Bank Securities Inc., as a Joint Lead Arranger, Comerica Bank and PNC Bank, National Association, as the Co-Documentation Agents (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 25, 2005).
10.22	Form of Director’s Restricted Shares Plan Agreement, filed herewith.
10.23	Form of Long-Term Incentive Plan Restricted Shares Grant Agreement including Performance and Time-Based Restricted Shares, filed herewith.
10.24	Amendment to Restricted Shares Grant Agreement, filed herewith.
10.25	Change in Control Agreement, filed herewith.
14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).
16.1	Letter from Arthur Andersen LLP to the Securities and Exchange Commission regarding their dismissal as the Company’s independent accountant (incorporated by reference to the Company’s Current Report on Form 8-K, including Exhibit 16.1, as of May 21, 2002).
21.1	Subsidiaries and Affiliates of the Company, filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm, filed herewith.
31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.