Form 10-K/A
period 2005-12-31
STONERIDGE INC
filed 2006-03-31
CIK 1043337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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
Registrant’s telephone number, including area code: (330) 856-2443
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Shares, without par value	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act:
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes ☑ No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☑ No
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes ☐ No
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
☐ Yes ☑ No
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
DOCUMENTS INCORPORATED BY REFERENCE
     None

EXPLANATORY STATEMENT
     This Amendment No. 1 on Form 10-K/A, which amends the Company’s Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2006 (the “Original Filing”), is being filed to include Exhibit 99.1, financial statements of PST Indústria Eletrônica da Amazônia Ltda. (“PST”).
     This Form 10-K/A amends Item 15 of Part IV of the Original Filing by filing Exhibits 99.1 and 23.1. The CEO and CFO of the Company have also reissued their certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act. All other information is unchanged and reflects those disclosures made at the time of the Original Filing.
     During the preparation of the Company’s 2005 financial statements, it was determined that one of the Company’s joint ventures, PST, accounted for greater than 20% of the Company’s income before income taxes. Therefore, PST is considered significant under Rule 3-09(a) of Regulation S-X, which requires the Company to file separate financial statements of subsidiaries not consolidated and 50% owned or less. Accordingly, the financial statements for the Company’s unconsolidated joint venture, PST, have been filed as Exhibit 99.1.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a) 3. Exhibits: The following exhibits are hereby added to the Exhibits originally filed with the Original Filing.

Exhibit
Number	Exhibit

23.1	Consent of Independent Registered Public Accounting Firm, filed herewith.

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.1	Financial Statements of PST Indústria Eletrônica da Amazônia Ltda., filed herewith.

SIGNATURES
     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONERIDGE, INC.

Date: March 31, 2006	/s/ GEORGE E. STRICKLER

George E. Strickler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
     Pursuant to the requirements of the Securities Exchange Act of 1934, Amendment No. 1 to this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2006	/s/ D.M. DRAIME

D.M. Draime
Chairman of the Board of Directors and Assistant
Secretary

Date: March 31, 2006	/s/ JOHN C. COREY

John C. Corey
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: March 31, 2006	/s/ AVERY S. COHEN

Avery S. Cohen
Secretary and Director

Date: March 31, 2006	/s/ JEFFREY P. DRAIME

Jeffrey P. Draime
Director

Date: March 31, 2006	/s/ RICHARD E. CHENEY

Richard E. Cheney
Director

Date: March 31, 2006	/s/ SHELDON J. EPSTEIN

Sheldon J. Epstein
Director

Date: March 31, 2006	/s/ DOUGLAS C. JACOBS

Douglas C. Jacobs
Director

Date: March 31, 2006	/s/ WILLIAM M. LASKY

William M. Lasky
Director

Date: March 31, 2006	/s/ EARL L. LINEHAN

Earl L. Linehan
Director

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

23.1	Consent of Independent Registered Public Accounting Firm, filed herewith.

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.1	Financial Statements of PST Indústria Eletrônica da Amazônia Ltda., filed herewith.

4