Form 10-Q
period 2006-04-01
STONERIDGE INC
filed 2006-05-08
CIK 1043337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 1, 2006	Commission file number: 001-13337
STONERIDGE, INC.
(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	34-1598949 (I.R.S. Employer Identification No.)

9400 East Market Street, Warren, Ohio (Address of principal executive offices)	44484 (Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes     ☑ No
     The number of Common Shares, without par value, outstanding as of April 28, 2006 was 23,225,266.

STONERIDGE, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
STONERIDGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	April 1,	December 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash and cash equivalents	$41,774	$40,784
Accounts receivable, less allowances for doubtful accounts of $5,135 and $4,562, respectively	121,434	100,362
Inventories, net	55,139	53,791
Prepaid expenses and other	14,842	14,490
Deferred income taxes	9,352	9,253

Total current assets	242,541	218,680

Long-Term Assets:
Property, Plant and Equipment, net	113,170	113,478
Other Assets:
Goodwill	65,176	65,176
Investments and other, net	29,372	26,491
Deferred income taxes	38,600	39,213

Total long-term assets	246,318	244,358

Total Assets	$488,859	$463,038

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$—	$44
Accounts payable	68,788	55,344
Accrued expenses and other	53,016	46,603

Total current liabilities	121,804	101,991

Long-Term Liabilities:
Long-term debt, net of current portion	200,000	200,000
Deferred income taxes	1,477	923
Other liabilities	6,216	6,133

Total long-term liabilities	207,693	207,056

Shareholders’ Equity:
Preferred Shares, without par value, 5,000 authorized, none issued	—	—
Common Shares, without par value, authorized 60,000 shares, issued 23,401 and 23,232 shares and outstanding 23,228 and 23,178, respectively, with no stated value	—	—
Additional paid-in capital	148,074	147,440
Common Shares held in treasury, 173 and 54 shares, respectively, at cost	(133)	(65)
Retained earnings	10,955	7,188
Accumulated other comprehensive income (loss)	466	(572)

Total shareholders’ equity	159,362	153,991

Total Liabilities and Shareholders’ Equity	$488,859	$463,038

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Thirteen Weeks Ended
	April 1,	April 2,
	2006	2005

Net Sales	$179,634	$180,827

Costs and Expenses:
Cost of goods sold	138,942	135,592
Selling, general and administrative	31,240	30,372
Provision for doubtful accounts	355	16
Gain on sale of property, plant and equipment	(1,489)	—
Restructuring charges	224	2,126

Operating Income	10,362	12,721

Interest expense, net	5,919	5,989
Equity in earnings of investees	(1,416)	(732)
Other loss (income), net	7	(197)

Income Before Income Taxes	5,852	7,661

Provision for income taxes	2,085	3,292

Net Income	$3,767	$4,369

Basic net income per share	$0.17	$0.19

Basic weighted average shares outstanding	22,766	22,683

Diluted net income per share	$0.16	$0.19

Diluted weighted average shares outstanding	22,884	22,891

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Thirteen Weeks Ended
	April 1,	April 2,
	2006	2005
OPERATING ACTIVITIES:
Net income	$3,767	$4,369
Adjustments to reconcile net income to net cash provided (used) by operating activities —
Depreciation	6,246	6,805
Amortization	403	380
Deferred income taxes	1,143	2,701
Earnings of equity method investees, less dividends received	(1,416)	(752)
Gain on sale of property, plant and equipment	(1,489)	—
Share-based compensation expense	634	327
Changes in operating assets and liabilities —
Accounts receivable, net	(20,674)	(19,900)
Inventories, net	(1,093)	(3,222)
Prepaid expenses and other	(276)	(3,331)
Other assets	204	(617)
Accounts payable	13,140	5,846
Accrued expenses and other	5,632	2,059

Net cash provided (used) by operating activities	6,221	(5,335)

INVESTING ACTIVITIES:
Capital expenditures	(6,563)	(4,054)
Proceeds from sale of property, plant and equipment	2,266	—
Business acquisitions and other	(1,034)	—

Net cash used by investing activities	(5,331)	(4,054)

FINANCING ACTIVITIES:
Repayments of long-term debt	(44)	(37)
Share-based compensation activity	(69)	42
Other financing costs	(150)	—

Net cash (used) provided by financing activities	(263)	5

Effect of exchange rate changes on cash and cash equivalents	363	(631)

Net change in cash and cash equivalents	990	(10,015)

Cash and cash equivalents at beginning of period	40,784	52,332

Cash and cash equivalents at end of period	$41,774	$42,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except per share data, unless otherwise indicated)
(1) Basis of Presentation
     The accompanying condensed consolidated financial statements have been prepared by Stoneridge, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the Commission’s rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2005.
     The results of operations for the thirteen weeks ended April 1, 2006 are not necessarily indicative of the results to be expected for the full year.
     Beginning in 2005, the Company changed from a calendar year end to a 52-53 week fiscal year end. The Company’s fiscal quarters are now comprised of thirteen-week periods and once every seven years, starting in 2008, the fourth quarter will be 14 weeks in length. The first thirteen-week period of 2006 and 2005 ended on April 1 and April 2, respectively.
     The Company has reclassified the presentation of certain prior-period information to conform to the current presentation.
(2) Common Shares Held in Treasury
     The Company accounts for Common Shares held in treasury under the cost method and includes such shares as a reduction to total shareholders’ equity.
(3) Inventories
     Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (“LIFO”) method for approximately 71% and 72% of the Company’s inventories at April 1, 2006 and December 31, 2005, and by the first-in, first-out (“FIFO”) method for all other inventories. Inventory cost includes material, labor and overhead. Inventories consist of the following:

	April 1,	December 31,
	2006	2005

Raw materials	$38,077	$34,026
Work in progress	8,115	8,644
Finished goods	10,355	12,400

Total inventories	56,547	55,070
Less: LIFO reserve	(1,408)	(1,279)

Inventories, net	$55,139	$53,791

(4) Fair Value of Financial Instruments
     Financial Instruments
     A financial instrument is cash or a contract that imposes an obligation to deliver, or conveys a right to receive cash or another financial instrument. The carrying values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. The estimated fair value of the Company’s senior notes (fixed rate debt) at April 1, 2006, per quoted market sources, was $172.0 million and the carrying value was $200.0 million.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except per share data, unless otherwise indicated)
     Derivative Instruments and Hedging Activities
     The Company uses derivative financial instruments, including foreign currency forward and option contracts, to mitigate its exposure to fluctuations in foreign currency exchange rates by reducing the effect of such fluctuations on foreign currency denominated intercompany transactions and other known foreign currency exposures. The principal currencies hedged by the Company include the Swedish krona, British pound and the Mexican peso. The foreign currency forward contracts are marked to market, with gains and losses recognized in the Company’s Condensed Consolidated Statement of Operations as a component of other income. The option contracts are marked to market, with gains and losses recognized in the Company’s Condensed Consolidated Statement of Operations as a component of operating income. The Company’s foreign currency forward and option contracts substantially offset gains and losses on the underlying foreign denominated transactions. The Company does not enter into financial instruments for speculative or profit motivated purposes. Management believes that its use of these instruments to reduce risk is in the Company’s best interest.
     The Company’s foreign currency forward contracts have a notional value of approximately $24,500 and reduce exposure related to the Company’s Swedish krona and British pound denominated receivables. The estimated fair value of these contracts at April 1, 2006, per quoted market sources, was approximately $(43). The Company’s foreign currency option contracts have a notional value of $70 and reduce the risk associated with the Company’s other known foreign currency exposures related the Mexican peso. The estimated fair value of these contracts at April 1, 2006, per quoted market sources, was approximately $34.
(5) Share-Based Compensation
     At April 1, 2006, the Company had three share-based compensation plans; (1) Long-Term Incentive Plan (the “Incentive Plan”), (2) Directors’ Share Option Plan (the “Director Option Plan”) and (3) the Directors’ Restricted Shares Plan. One plan is for employees and two plans are for non-employee directors. Prior to the second quarter of 2005, the Company accounted for its plans under the fair value recognition provisions of Statement of Financial Accounting Standard (“SFAS”) 123, “Accounting for Stock-Based Compensation,” adopted prospectively for all employee and director awards granted, modified or settled after January 1, 2003, under the provisions of SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS 123.” Because the Company adopted the fair value method on a prospective basis, the cost related to share-based compensation recognized during the fiscal year ended December 31, 2005 is less than that which would have been recognized if the fair value method had been applied to all awards granted since the original effective date of SFAS 123.
     Effective at the beginning of the second quarter of 2005, the Company adopted SFAS 123(R), “Share-Based Payment,” using the modified-prospective-transition method. Because the Company had previously adopted the fair value recognition provisions required by SFAS 123, and all unvested awards at the time of adoption were being recognized under a fair value approach, the adoption of SFAS 123(R) did not impact the Company’s operating income, income before income taxes, net income, cash flow from operating activities, cash flow from financing activities, or basic and diluted net income per share for the thirteen weeks ended April 1, 2006.
     Total compensation expense recognized in the Condensed Consolidated Statements of Operations for share-based compensation arrangements was $634 and $327 for the thirteen weeks ended April 1, 2006 and April 2, 2005, respectively. The total income tax benefit recognized in the Condensed Consolidated Statements of Operations for share-based compensation arrangements was $222 and $123 for the thirteen weeks ended April 1, 2006 and April 2, 2005, respectively. There was no share-based compensation cost capitalized as inventory or fixed assets for either period.
     There were no options granted during the thirteen weeks ended April 1, 2006 or April 2, 2005. As of April 1, 2006, the aggregate intrinsic value of both outstanding and exercisable options was zero.
     The fair value of the non-vested time-based restricted Common Share awards was calculated using the market value of the shares on the date of issuance. The weighted-average grant-date fair value of shares granted during the thirteen weeks ended April 1, 2006 was $6.84. There were no time-based restricted Common Share awards granted during the thirteen weeks ended April 2, 2005.
     The fair value of the non-vested performance-based restricted Common Share awards with a performance condition, requiring the Company to obtain certain net income per share targets, was calculated using the market value of the shares on the date of issuance. The fair value of the non-vested performance-based restricted Common Share awards with a market condition,

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except per share data, unless otherwise indicated)
which measures the Company’s performance against a peer group’s performance in terms of total return to shareholders, was calculated using valuation techniques incorporating the Company’s historical total return to shareholders in comparison to its peers to determine the expected outcomes related to these awards.
     A summary of the status of the Company’s non-vested restricted Common Shares as of April 1, 2006, and the changes during the thirteen weeks ended, is presented below:

	Time-Based Awards		Performance-Based Awards
		Weighted-		Weighted-
		Average		Average
		Grant-Date		Grant-Date
Non-vested Restricted Common Shares	Shares	Fair Value	Shares	Fair Value

Non-vested at December 31, 2005	207,251	$11.47	237,000	$8.24
Granted	169,000	6.84	—	—
Vested	(73,534)	9.19	—	—
Forfeited	(5,735)	11.48	(100,800)	8.24

Non-vested at April 1, 2006	296,982	$9.40	136,200	$8.24

     As of April 1, 2006, total unrecognized compensation cost related to non-vested time-based restricted Common Share awards granted was $534. That cost is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of shares vested based on service conditions during the thirteen weeks ended April 1, 2006 was $470. No time-based restricted Common Share awards vested during the thirteen weeks ended April 2, 2005.
     As of April 1, 2006, total unrecognized compensation cost related to non-vested performance-based restricted Common Share awards granted was $274. That cost is expected to be recognized over a weighted-average period of 2.0 years. No performance-based restricted Common Share awards have vested as of April 1, 2006.
(6) Comprehensive Income
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
     The components of comprehensive income, net of tax were as follows:

	Thirteen Weeks Ended
	April 1,	April 2,
	2006	2005

Net income	$3,767	$4,369

Other comprehensive income (loss):
Currency translation adjustments	1,223	(2,071)
Minimum pension liability adjustments	(37)	67
Unrealized (loss) gain on marketable securities	(147)	10

Total other comprehensive income (loss)	1,039	(1,994)

Comprehensive income	$4,806	$2,375

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except per share data, unless otherwise indicated)
(7) Long-Term Debt
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
     On March 7, 2006, the Company amended it's existing credit agreement, which, among other things, provided the Company substantially all of its borrowing capacity on the $100.0 million credit facility. The credit agreement contains various covenants that require, among other things, the maintenance of certain specified ratios of consolidated total debt to consolidated EBITDA and interest coverage. Restrictions also include limits on capital expenditures, operating leases and dividends. The amendment, among other things, utilizes a borrowing base composed of accounts receivable and inventory. The borrowing base limitation expires June 30, 2007. In addition, the Company is prohibited from repurchasing, repaying or redeeming subordinated notes until certain covenant levels are met. As of April 1, 2006, $96.1 million of the $100.0 million credit facility was available to the company. The revolving facility expires on April 30, 2008 and requires a commitment fee of 0.375% to 0.500% on the unused balance. The revolving facility permits the Company to borrow up to half its borrowings in specified foreign currencies. Interest is payable quarterly at either (i) the prime rate plus a margin of 0.25% to 1.25% or (ii) LIBOR plus a margin of 1.75% to 2.75%, depending upon the Company's ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA), as defined. Interest on the swing line facility is payable monthly at the quoted overnight borrowing rate plus a margin of 1.75% to 2.75%, depending upon the Company's ratio of consolidated total debt to consolidated EBIDTA, as defined.
     Long-term debt consists of the following:

	April 1,	December 31,
	2006	2005

11 1/2% Senior notes, due 2012	$200,000	$200,000
Other	—	44

Total debt	200,000	200,044
Less: Current portion	—	(44)

Total long-term debt less current portion	$200,000	$200,000

(8) Net Income Per Share
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

	Thirteen Weeks Ended
	April 1,	April 2,
	2006	2005

Basic weighted average shares outstanding	22,766	22,683
Effect of dilutive securities	118	208

Diluted weighted-average shares outstanding	22,884	22,891

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except per share data, unless otherwise indicated)
     Options to purchase 682 and 279 Common Shares at an average price of $12.13 and $16.10 per share were outstanding at April 1, 2006 and April 2, 2005, respectively. These outstanding options were not included in the computation of diluted net income per share because their respective exercise prices were greater than the average market price of Common Shares and, therefore, their effect would have been anti-dilutive.
(9) Restructuring
     In January 2005, the Company announced restructuring initiatives related to the rationalization of certain manufacturing facilities in Europe and North America. This rationalization is part of the Company’s cost reduction initiatives. In connection with these initiatives, the Company recorded restructuring charges of $224 for the thirteen weeks ended April 1, 2006.
     The restructuring charges related to the Vehicle Management & Power Distribution reportable segment and included the following:

		Asset-
	Severance	Related
	Costs	Charges	Total

Total expected restructuring charges	$763	$127	$890

Balance at December 31, 2004	$—	$—	$—

First quarter charge to expense	88	127	215
Second quarter charge to expense	9	—	9
Third quarter charge to expense	356	—	356
Fourth quarter charge to expense	70	—	70
Cash payments	(111)	—	(111)
Non-cash utilization	—	(127)	(127)

Balance at December 31, 2005	$412	$—	$412

First quarter charge to expense	176	—	176
Cash payments	(46)	—	(46)
Non-cash utilization	—	—	—

Balance at April 1, 2006	$542	$—	$542

Remaining expected restructuring charge	$64	$—	$64

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except per share data, unless otherwise indicated)
     The restructuring charges related to the Control Devices reportable segment included the following:

		Asset-	Facility	Other
	Severance	Related	Closure	Exit
	Costs	Charges	Costs	Costs	Total

Total expected restructuring charges	$3,509	$983	$1,219	$651	$6,352

Balance at March 31, 2004	$—	$—	$—	$—	$—

Second quarter charge to expense	—	205	—	—	205
Third quarter charge to expense	—	202	—	118	320
Fourth quarter charge to expense	1,068	207	—	287	1,562
Cash payments	(590)	—	—	(405)	(995)
Non-cash utilization	—	(614)	—	—	(614)

Balance at December 31, 2004	$478	$—	$—	$—	$478

First quarter charge to expense	1,698	206	—	7	1,911
Second quarter charge to expense	586	163	746	174	1,669
Third quarter charge to expense	214	—	218	35	467
Fourth quarter charge to expense	(57)	—	140	(18)	65
Cash payments	(2,722)	—	(140)	(198)	(3,060)
Non-cash utilization	—	(369)	—	—	(369)

Balance at December 31, 2005	$197	$—	$964	$—	$1,161

First quarter charge to expense	—	—	—	48	48
Cash payments	(197)	—	(177)	(40)	(414)
Non-cash utilization	—	—	—	—	—

Balance at April 1, 2006	$—	$—	$787	$8	$795

Remaining expected restructuring charge	$—	$—	$115	$—	$115

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
(10) Commitments and Contingencies
     In the ordinary course of business, the Company is involved in various legal proceedings, workers’ compensation and product liability disputes. The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of operations, cash flows or the financial position of the Company.
     Customer Bankruptcy
     On March 3, 2006, the Company was notified that one if its customers, Dana Corporation, had filed for Chapter 11 bankruptcy protection. As a result, the Company recorded a charge of approximately $343 for the thirteen weeks ended April 1, 2006. These charges established a reserve for estimated losses expected to result from the bankruptcies and were recorded in the Company’s Condensed Consolidated Statement of Operations as a component of provision of doubtful accounts expense.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except per share data, unless otherwise indicated)
(11) Employee Benefit Plans
     The Company has a single defined benefit pension plan that covers certain employees in the United Kingdom and a single postretirement benefit plan that covers certain employees in the U.S. The Components of net periodic pension and postretirement benefit cost are as follows:

	Pension Benefit Plan		Postretirement Benefit Plan
	Thirteen Weeks Ended		Thirteen Weeks Ended
	April 1,	April 2,	April 1,	April 2,
	2006	2005	2006	2005

Service cost	$28	$19	$4	$23
Interest cost	254	257	4	22
Expected return on plan assets	(273)	(267)	—	—
Amortization of actuarial loss	65	76	—	—

Net periodic benefit cost	$74	$85	$8	$45

     The Company previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute $273 to its pension plan in 2006. As of April 1, 2006, contributions of $57 have been made to the pension plan.
(12) Income Taxes
     The Company recognized a provision for income taxes of $2,085, or 35.6% of pre-tax income, and $3,292, or 43.0% of pre-tax income, for federal, state and foreign income taxes for the thirteen weeks ended April 1, 2006 and April 2, 2005, respectively. The decrease in the effective tax rate for the thirteen weeks ended April 1, 2006 compared to the thirteen weeks ended April 2, 2005 was primarily attributable to the improved performance of the United Kingdom operations and the corresponding decrease in the amount of valuation allowance pertaining to the Company’s deferred tax assets.
(13) Accounting Pronouncements
     In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS 133, “Accounting for Derivatives Instruments and Hedging Activities” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. Management has determined that the implementation of SFAS 155 will not have an effect on the Company’s financial statements.
     In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement 140”. SFAS 156 will become effective for fiscal years beginning after September 15, 2006. SFAS 156 requires an entity to recognize a servicing asset or servicing liability at fair value, if possible, each time it undertakes an obligation to service a financial asset by entering into a servicing contract under certain conditions. Management has determined that the implementation of SFAS 156 will not have an effect on the Company’s financial statements.
(14) Segment Reporting
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
(Unaudited)
(in thousands, except per share data, unless otherwise indicated)
systems and electrical distribution systems, primarily wiring harnesses and connectors for electrical power and signal distribution. The Control Devices reportable segment produces electronic and electromechanical switches and control actuation devices and sensors.
     The accounting policies of the Company’s reportable segments are the same as those described in Note 2, “Summary of Significant Accounting Policies” of the Company’s December 31, 2005 Form 10-K. The Company’s management evaluates the performance of its reportable segments based primarily on revenues from external customers, capital expenditures and income before income taxes. Inter-segment sales are accounted for on terms similar to those to third parties and are eliminated upon consolidation.
     A summary of financial information by reportable segment is as follows:

	Thirteen Weeks Ended
	April 1,	April 2,
Net Sales	2006	2005
Vehicle Management & Power Distribution	$100,364	$99,023
Intersegment sales	4,469	4,819

Vehicle Management & Power Distribution net sales	104,833	103,842

Control Devices	79,270	81,804
Intersegment sales	918	856

Control Devices net sales	80,188	82,660

Eliminations	(5,387)	(5,675)

Total consolidated net sales	$179,634	$180,827

Income Before Income Taxes
Vehicle Management & Power Distribution	$6,197	$9,000
Control Devices	4,409	2,384
Other corporate activities	932	2,136
Corporate interest expense	(5,686)	(5,859)

Total consolidated income before income taxes	$5,852	$7,661

Depreciation and Amortization
Vehicle Management & Power Distribution	$1,790	$2,155
Control Devices	4,430	4,419
Corporate activities	91	98

Total consolidated depreciation and amortization(A)	$6,311	$6,672

Interest Expense (Income)
Vehicle Management & Power Distribution	$(106)	$39
Control Devices	339	92
Corporate activities	5,686	5,858

Total consolidated interest expense	$5,919	$5,989

Capital Expenditures
Vehicle Management & Power Distribution	$2,200	$1,644
Control Devices	4,317	2,317
Corporate activities	46	93

Total consolidated capital expenditures	$6,563	$4,054

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except per share data, unless otherwise indicated)

	April 1,	December 31,
Total Assets	2006	2005
Vehicle Management & Power Distribution	$179,176	$158,203
Control Devices	232,373	222,747
Corporate(B)	247,681	248,739
Eliminations	(170,371)	(166,651)

Total consolidated assets	$488,859	$463,038

(A)	These amounts represent depreciation and amortization on fixed and certain intangible assets.

(B)	Assets located at Corporate consist primarily of cash, deferred taxes and equity investments.
     The following table presents net sales and non-current assets for each of the geographic areas in which the Company operates:

	Thirteen Weeks Ended
	April 1,	April 2,
Net Sales	2006	2005
North America	$141,024	$140,294
Europe and other	38,610	40,533

Total consolidated net sales	$179,634	$180,827

	April 1,	December 31,
Non-Current Assets	2006	2005
North America	$218,260	$216,563
Europe and other	28,058	27,795

Total non-current assets	$246,318	$244,358

(15) Investments
     PST Indústria Eletrônica da Amazônia Ltda.
     The Company has a 50% interest in PST Indústria Eletrônica da Amazônia Ltda. (“PST”), a Brazilian electronic components business that specializes in electronic vehicle security devices. The investment is accounted for under the equity method of accounting. The Company’s investment in PST was $19,716 and $17,818 at April 1, 2006 and December 31, 2005, respectively. The Company has a note receivable with PST of $1,148 as of April 1, 2006 and December 31, 2005, respectively. PST operates on a calendar year.
     Condensed financial information for PST is as follows:

	First Quarter ended
	March 31,
	2006	2005

Revenues	$20,999	$14,262
Cost of sales	$10,674	$8,084

Total pretax income	$4,196	$1,638
The Company’s share of pretax income	$2,098	$819
     Equity in earnings of PST included in the Condensed Consolidated Statements of Operations was $1,360 and $719 for the thirteen weeks ended April 1, 2006 and April 2, 2005, respectively.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except per share data, unless otherwise indicated)
     Minda Instruments Ltd.
     The Company has a 30% interest in Minda Instruments Ltd. (“Minda”), a company based in India that manufactures electronic instrumentation equipment for the automotive and truck markets. In February 2006, the Company increased its investment in Minda from 20% to 30% by purchasing an additional 10% of Minda’s equity for $980. The investment is accounted for under the equity method of accounting. The Company’s investment in Minda was $1,859 and $828 at April 1, 2006 and December 31, 2005, respectively. Equity in earnings of Minda included in the Condensed Consolidated Statements of Operations were $56 and $13, for the thirteen weeks ended April 1, 2006 and April 2, 2005, respectively.
(16) Warranty Reserves
     The Company’s warranty reserve is established based on the Company’s best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date.
     The following is a reconciliation of the changes in the Company’s warranty reserve:

	Thirteen Weeks Ended	Fiscal Year Ended
	April 1,	December 31,
	2006	2005

Warranty reserves at beginning of period	$4,981	$5,425
Payments made	(720)	(2,548)
Costs recognized for warranties issued during the period	561	1,483
Changes in estimates for preexisting warranties	195	621

Warranty reserves at end of period	$5,017	$4,981

(17) Guarantor Financial Information
     The senior notes and the credit facility are fully and unconditionally guaranteed, jointly and severally, by each of the Company’s existing and future domestic wholly owned subsidiaries (Guarantor Subsidiaries). The Company’s non-U.S. subsidiaries do not guarantee the senior notes and the credit facility (Non-Guarantor Subsidiaries).
     Presented below are summarized consolidating financial statements of the Parent (which includes certain of the Company’s operating units), the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the Company on a condensed consolidated basis, at April 1, 2006 and April 2, 2005 and for each of the thirteen weeks ended April 1, 2006 and April 2, 2005.
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

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except per share data, unless otherwise indicated)

	April 1, 2006
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS

Current Assets:
Cash and cash equivalents	$4,464	$53	$37,257	$—	$41,774
Accounts receivable, net	54,716	37,964	28,825	(71)	121,434
Inventories, net	26,597	12,551	15,991	—	55,139
Prepaid expenses and other	(268,914)	254,164	29,592	—	14,842
Deferred income taxes	(3,971)	12,876	447	—	9,352

Total current assets	(187,108)	317,608	112,112	(71)	242,541

Long-Term Assets:
Property, Plant and Equipment, net	60,890	33,626	18,654	—	113,170
Other Assets:
Goodwill	44,585	20,591	—	—	65,176
Investments and other, net	40,871	494	180	(12,173)	29,372
Deferred income taxes	43,871	(5,738)	467	—	38,600
Investment in subsidiaries	406,763	—	—	(406,763)	—

Total long-term assets	596,980	48,973	19,301	(418,936)	246,318

Total Assets	$409,872	$366,581	$131,413	$(419,007)	$488,859

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$24,876	$22,029	$21,883	$—	$68,788
Accrued expenses and other	25,634	10,935	16,518	(71)	53,016

Total current liabilities	50,510	32,964	38,401	(71)	121,804

Long-Term Liabilities:
Long-term debt	200,000	—	12,173	(12,173)	200,000
Deferred income taxes	—	—	1,477	—	1,477
Other liabilities	—	2,050	4,166	—	6,216

Total long-term liabilities	200,000	2,050	17,816	(12,173)	207,693

Shareholders’ Equity	159,362	331,567	75,196	(406,763)	159,362

Total Liabilities and Shareholders’ Equity	$409,872	$366,581	$131,413	$(419,007)	$488,859

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except per share data, unless otherwise indicated)
     Supplemental condensed consolidating financial statements (continued):

	December 31, 2005
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS

Current Assets:
Cash and cash equivalents	$7,754	$47	$32,983	$—	$40,784
Accounts receivable, net	46,505	30,883	23,043	(69)	100,362
Inventories, net	25,662	12,804	15,325	—	53,791
Prepaid expenses and other	(274,706)	258,203	30,993	—	14,490
Deferred income taxes	4,713	4,116	424	—	9,253

Total current assets	(190,072)	306,053	102,768	(69)	218,680

Long-Term Assets:
Property, Plant and Equipment, net	61,620	33,683	18,175	—	113,478
Other Assets:
Goodwill	44,585	20,591	—	—	65,176
Investments and other, net	38,004	460	46	(12,019)	26,491
Deferred income taxes	41,547	(3,781)	1,447	—	39,213
Investment in subsidiaries	399,536	—	—	(399,536)	—

Total long-term assets	585,292	50,953	19,668	(411,555)	244,358

Total Assets	$395,220	$357,006	$122,436	$(411,624)	$463,038

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Current portion of long-term debt	$—	$—	$44	$—	$44
Accounts payable	20,350	17,358	17,636	—	55,344
Accrued expenses and other	20,879	10,351	15,442	(69)	46,603

Total current liabilities	41,229	27,709	33,122	(69)	101,991

Long-Term Liabilities:
Long-term debt, net of current portion	200,000	—	12,019	(12,019)	200,000
Deferred income taxes	—	—	923	—	923
Other liabilities	—	2,043	4,090	—	6,133

Total long-term liabilities	200,000	2,043	17,032	(12,019)	207,056

Shareholders’ Equity	153,991	327,254	72,282	(399,536)	153,991

Total Liabilities and Shareholders’ Equity	$395,220	$357,006	$122,436	$(411,624)	$463,038

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except per share data, unless otherwise indicated)
     Supplemental condensed consolidating financial statements (continued):

	Thirteen Weeks Ended April 1, 2006
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$90,327	$58,860	$52,600	$(22,153)	$179,634

Costs and Expenses:
Cost of goods sold	77,798	43,364	39,253	(21,473)	138,942
Selling, general and administrative	16,536	6,741	8,998	(680)	31,595
Gain on sale of property, plant and equipment	—	(1,489)	—	—	(1,489)
Restructuring charges	176	47	1	—	224

Operating Income (Loss)	(4,183)	10,197	4,348	—	10,362

Interest expense	5,879	—	40	—	5,919
Other income	(1,147)	—	(262)	—	(1,409)
Equity earnings from subsidiaries	(13,245)	—	—	13,245	—

Income (Loss) Before Income Taxes	4,330	10,197	4,570	(13,245)	5,852

Provision for income taxes	563	19	1,503	—	2,085

Net Income (Loss)	$3,767	$10,178	$3,067	$(13,245)	$3,767

	Thirteen Weeks Ended April 2, 2005
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$89,268	$59,652	$51,012	$(19,105)	$180,827

Costs and Expenses:
Cost of goods sold	74,593	42,265	37,382	(18,648)	135,592
Selling, general and administrative	12,437	7,903	10,505	(457)	30,388
Restructuring charges	—	300	1,826	—	2,126

Operating Income	2,238	9,184	1,299	—	12,721

Interest expense (income), net	6,022	—	(33)	—	5,989
Other expense (income), net	(2,505)	1,658	(82)	—	(926)
Equity earnings from subsidiaries	(8,418)	—	—	8,418	—

Income Before Income Taxes	7,139	7,526	1,414	(8,418)	7,661

Provision (benefit) for income taxes	2,770	(509)	1,031	—	3,292

Net Income	$4,369	$8,035	$383	$(8,418)	$4,369

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except per share data, unless otherwise indicated)
     Supplemental condensed consolidating financial statements (continued):

	Thirteen Weeks Ended April 1, 2006
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided (used) by operating activities	$(5,398)	$4,773	$6,691	$155	$6,221

INVESTING ACTIVITIES:
Capital expenditures	(2,891)	(1,977)	(1,695)	—	(6,563)
Proceeds from sale of fixed assets	2,266	—	—	—	2,266
Business acquisitions and other	(1,720)	(63)	—	749	(1,034)

Net cash used by investing activities	(2,345)	(2,040)	(1,695)	749	(5,331)

FINANCING ACTIVITIES:
Repayments of long-term debt	348	—	(237)	(155)	(44)
Share-based compensation activity	4,255	(2,728)	(847)	(749)	(69)
Other financing costs	(150)	—	—	—	(150)

Net cash provided (used) by financing activities	4,453	(2,728)	(1,084)	(904)	(263)

Effect of exchange rate changes on cash and cash equivalents	—	—	363	—	363

Net change in cash and cash equivalents	(3,290)	5	4,275	—	990
Cash and cash equivalents at beginning of period	7,754	48	32,982	—	40,784

Cash and cash equivalents at end of period.	$4,464	$53	$37,257	$—	$41,774

	Thirteen Weeks Ended April 2, 2005
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$(2,562)	$560	$(7,517)	$4,184	$(5,335)

INVESTING ACTIVITIES:
Capital expenditures	(1,923)	(541)	(1,590)	—	(4,054)
Other	4	(17)	—	13	—

Net cash used by investing activities	(1,919)	(558)	(1,590)	13	(4,054)

FINANCING ACTIVITIES:
Repayments of long-term debt	—	—	4,147	(4,184)	(37)
Share-based compensation activity	42	—	—	—	42
Other financing costs	—	—	13	(13)	—

Net cash provided by financing activities	42	—	4,160	(4,197)	5

Effect of exchange rate changes on cash and cash equivalents	—	—	(631)	—	(631)

Net change in cash and cash equivalents	(4,439)	2	(5,578)	—	(10,015)
Cash and cash equivalents at beginning of period	20,363	17	31,952	—	52,332

Cash and cash equivalents at end of period	$15,924	$19	$26,374	$—	$42,317

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except per share data, unless otherwise indicated)
(18) Subsequent Event
     On April 24, 2006, the shareholders of Stoneridge, Inc. approved the Company’s Amended and Restated Long-Term Incentive Plan (the “2006 Plan”), which had been unanimously approved on February 18, 2006 by the Board of Directors upon the recommendation of the Board’s Compensation Committee. The 2006 Plan will replace the Company’s current equity incentive plan when the current plan expires in June 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Overview
     The following Management Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of the Company. This MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements.
     We are an independent designer and manufacturer of highly engineered electrical and electronic components, modules and systems for the automotive, medium- and heavy-duty truck, agricultural and off-highway vehicle markets.
     Our net income for the period ending April 1, 2006 was $3.8 million, or $0.16 per diluted share, compared with net income of $4.4 million, or $0.19 per diluted share, for the period ending April 2, 2005.
     Our first quarter 2006 operating results were unfavorably affected by a number of challenging industry-wide issues, including intense competition, product price reductions, higher commodity costs, and customer bankruptcies. We continuously work to address these challenges by implementing a broad range of initiatives aimed to improve operating performance. During the first quarter of 2006, we implemented focused teams to implement best practices in our underperforming operations and we have realigned our purchasing organization to reduce our direct material procurement costs. These challenges were favorably offset by a number of items in the first quarter, including a $1.9 million pretax reduction in our restructuring expense and $1.5 million pretax gain on the sale of a fixed asset. Our PST joint venture in Brazil continued to perform well during the quarter, resulting in equity earnings of $1.4 million compared with $0.7 million in the previous year.
     Significant factors inherent to our markets that could affect our results for 2006 include our ability to successfully execute our planned productivity and cost reduction initiatives and the financial stability of our customers and suppliers. We are undertaking these initiatives to mitigate commodity price increases and customer demanded price reductions. Our results for 2006 also depend on conditions in the automotive and commercial vehicle industries, which are generally dependent on domestic and global economies.
     Results of Operations
     We are primarily organized by markets served and products produced. Under this organization structure, our operations have been aggregated into two reportable segments: Vehicle Management & Power Distribution and Control Devices. The Vehicle Management & Power Distribution reportable segment includes results of operations that design and manufacture electronic instrument clusters, electronic control units, driver information systems and electrical distribution systems, primarily wiring harnesses and connectors for electrical power and signal distribution. The Control Devices reportable segment includes results of operations from our operations that design and manufacture electronic and electromechanical switches, control actuation devices and sensors.
     Beginning in 2005, we changed from a calendar year-end to a 52-53 week fiscal year-end. Our fiscal quarters are now comprised of thirteen-week periods and once every seven years, starting in 2008, the fourth quarter will be 14 weeks in length. The first thirteen-week period of 2006 and 2005 ended on April 1 and April 2, respectively.
     Thirteen Weeks Ended April 1, 2006 Compared to Thirteen Weeks Ended April 2, 2005
     Net Sales. Net sales for our reportable segments, excluding inter-segment sales, for the thirteen weeks ended April 1, 2006 and April 2, 2005 are summarized in the following table:

	Thirteen Weeks Ended
	April 1,	April 2,	$ Increase /	% Increase /
	2006	2005	(Decrease)	(Decrease)
Vehicle Management & Power Distribution	$100,364	$99,023	$1,341	1.4%
Control Devices	79,270	81,804	(2,534)	(3.1)%

Total net sales	$179,634	$180,827	$(1,193)	(0.7)%

     The increase in net sales for our Vehicle Management & Power Distribution reportable segment was primarily due to increased sales to our commercial vehicle customers as North American demand was strong in the quarter. This increase was offset by an unfavorable $3.4 million impact from foreign currency exchange in the quarter and ongoing product price reductions.
     The decrease in net sales for our Control Devices reportable segment was primarily attributable an unfavorable North American light vehicle production mix and product price reductions. In addition, unfavorable foreign currency exchange translation reduced our sales by $0.6 million during the quarter.
     Net sales by geographic location for the thirteen weeks ended April 1, 2006 and April 2, 2005 are summarized in the following table:

	Thirteen Weeks Ended
	April 1,	April 2,	$ Increase /	% Increase /
	2006	2005	(Decrease)	(Decrease)
North America	$141,024	$140,294	$730	0.5%
Europe and other	38,610	40,533	(1,923)	(4.7)%

Total net sales	$179,634	$180,827	$(1,193)	(0.7)%

     North American sales accounted for 79% of total net sales in the first thirteen weeks of 2006 compared with 78% for the same period in 2005. The increase in North American sales was primarily attributable to increased sales to our commercial vehicle customers as a result of strong North American demand in the quarter. The increase was partially offset by an unfavorable North American light vehicle production mix and product price reductions. Net sales outside North America accounted for 21% of total net sales for the thirteen weeks ended April 1, 2006 compared to 22% for the same period in 2005. Our sales outside of North America declined primarily due to unfavorable foreign currency exchange rates. The unfavorable effect of these exchange rates totaled $4.0 million in the quarter.
     Cost of Goods Sold. Cost of goods sold for the thirteen weeks ended April 1, 2006 increased by $3.3 million, or 2.5%, to $138.9 million from $135.6 million for the same period in 2005. As a percentage of sales, cost of goods sold increased to 77.3% from 75.0%. This increase as a percentage of sales was predominately due to unfavorable material price variances resulting from raw material price increases, continued operating inefficiencies at some of our facilities in Mexico and product price reductions. Going forward, we expect that pricing and raw material price challenges will continue to affect our gross margin through 2006. Our management team is working to offset these pressures through our focused operational improvement efforts, purchasing programs and, in some cases, commodity hedging programs.
     Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses for the thirteen weeks ended April 1, 2006 increased by $0.8 million, or 2.6%, to $31.2 million from $30.4 million for the first thirteen weeks of 2005. Offsetting the net increase in SG&A expense for the period was a decrease of $0.7 million in product development expenses. Product development expenses were $10.3 million for the thirteen weeks ended April 1, 2006 and $11.0 million for the thirteen weeks ended April 2, 2005, respectively. Included in product development expenses in the thirteen weeks ended April 1, 2005, was expenditures incurred to obtain certification for a key product in Europe, which was certified in 2005. Offsetting the decrease in product development expenses was an increase in SG&A expenses. The increase in non-product development SG&A expenses in 2006 compared with 2005 is primarily attributable to the non-recurrence of a favorable legal settlement in 2005. As a percentage of sales, SG&A expenses increased to 17.4% for the first thirteen weeks of 2006 from 16.8% for the same period in 2005.
     Provision for Doubtful Accounts. The provision for doubtful accounts increased $0.3 million compared to the same time period in 2005 primarily due to the Chapter 11 bankruptcy filing of Dana Corporation on March 3, 2006.

     Restructuring Charges. In January 2005, we announced that we would undertake restructuring efforts related to the rationalization of certain manufacturing facilities in the high cost regions of Europe and North America. This rationalization is a result of our cost reduction initiatives. Restructuring charges recorded by reportable segment during the thirteen weeks ended April 1, 2006 and April 2, 2005 were as follows:

	Thirteen Weeks Ended April 1, 2006
	Vehicle Management		Total Consolidated
	& Power		Restructuring
	Distribution	Control Devices	Charges
Severance costs	$176	$—	$176
Other exit costs	—	48	48

Total restructuring charges.	$176	$48	$224

	Thirteen Weeks Ended April 2, 2005
	Vehicle Management		Total Consolidated
	& Power		Restructuring
	Distribution	Control Devices	Charges
Severance costs	$88	$1,698	$1,786
Asset-related charges	127	206	333
Other exit costs	—	7	7

Total restructuring charges.	$215	$1,911	$2,126

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
     Gain on Sale of Property, Plant and Equipment. Gain on sale of property, plant and equipment was $1.5 million for the thirteen weeks ended April 1, 2006 and is the result of the sale of land and a building adjacent to our Sarasota, Florida location.
     Equity in Earnings of Investees. Equity in earnings of investees was $1.4 million and $0.7 million for the thirteen weeks ended April 1, 2006 and April 2, 2005, respectively. The increase of $0.7 million was predominately attributable to the increase in equity earnings recognized from our PST joint venture in Brazil. The increase primarily reflects higher volume and pricing for PST’s security product lines.
     Income Before Income Taxes. Income before income taxes is summarized in the following table by reportable segment.

	Thirteen Weeks Ended
	April 1,	April 2,	$ Increase /	% Increase /
	2006	2005	(Decrease)	(Decrease)
Vehicle Management & Power Distribution	$6,197	$9,000	$(2,803)	(31.1)%
Control Devices	4,409	2,384	2,025	84.9%
Other corporate activities	932	2,136	(1,204)	(56.4)%
Corporate interest expense	(5,686)	(5,859)	(173)	(3.0)%

Income before income taxes	$5,852	$7,661	$(1,809)	(23.6)%

     The decrease in income before income taxes at the Vehicle Management & Power Distribution reportable segment was primarily the result of unfavorable raw material variances, ongoing operating inefficiencies at our Mexican operations and product price reductions. These factors were partially offset by increased volume in the quarter.
     The increase in income before income taxes at the Control Devices reportable segment was primarily the result of improved operating efficiencies at our United Kingdom operation and a reduction in restructuring expenses in the quarter. These factors were partially offset by ongoing product price reductions and increased raw material costs.
     Income before income taxes for the thirteen weeks ended April 1, 2006 for North America decreased by $5.1 million to $2.7 million from $7.8 million for the same period in 2005. The decrease in our profitability in North America was primarily attributable to unfavorable raw material variances, ongoing operating inefficiencies at our Mexican operations and product price reductions. Income before income taxes for 2005 outside North America increased by $3.3 million to $3.2 million from $(0.1) million in 2005. The increase in our profitability outside North America was primarily due to the operational improvement at our United Kingdom operations, which experienced significant operational inefficiencies in the 2005 period.
     Provision for Income Taxes. We recognized a provision for income taxes of $2.1 million, or 35.6% of pre-tax income, and $3.3 million, or 43.0% of the pre-tax income, for federal, state and foreign income taxes for the thirteen weeks ended April 1, 2006 and April 2, 2005, respectively. The decrease in the effective tax rate for the thirteen weeks ended April 1, 2006 compared to the thirteen weeks ended April 2, 2005 was primarily attributable to the improved performance of the United Kingdom operations and the corresponding decrease in the amount of valuation allowance pertaining to the Company’s deferred tax assets.
     Liquidity and Capital Resources
     Net cash provided by operating activities was $6.2 million and $(5.3) million for the thirteen weeks ended April 1, 2006 and April 2, 2005, respectively. The increase in net cash provided by operating activities of $11.5 million was primarily due to improvements in working capital management in the areas of accounts payable and accrued expenses. The cash provided from accounts payable resulted from better matching of our accounts receivable and accounts payable in the quarter compared with the prior year.
     Net cash used by investing activities was $5.3 million and $4.1 million for the thirteen weeks ended April 1, 2006 and April 2, 2005, respectively. The increase in net cash used by investing activities of $1.2 million was attributable to an increase in capital expenditures during the quarter. This increase in capital expenditures is predominantly related to the launch of new products in the areas of customer-actuated switches, power distribution systems and sensor products. In addition, in February 2006, we invested approximately $1.0 million for an additional 10% stake in our Minda Instruments Limited joint venture. We now maintain a 30% interest in the venture. The increase in capital spending and investment spending was offset by $2.3 million in proceeds from a property sale.
     Net cash used by financing activities for the thirteen weeks ended April 1, 2006 was $(0.3) million, and primarily related to fees for the completion of our credit agreement amendment during the quarter.
     As discussed in Note 4 to our consolidated financial statements, we have entered into foreign currency forward contracts with a notional value of $24,500 to reduce exposure related to our Swedish krona- and British pound-denominated receivables. The estimated fair value of these contracts at April 1, 2006, per quoted market sources, was approximately $(43). The Company’s foreign currency option contracts have a notional value of $70 and reduce the risk associated with the Company’s other known foreign currency exposures related to the Mexican peso. The estimated fair value of these contracts at April 1, 2006, per quoted market sources, was approximately $34.
     Our credit facilities contain various covenants that require, among other things, the maintenance of certain specified ratios of consolidated total debt to consolidated EBITDA, interest coverage and fixed charge coverage. Restrictions also include limits on capital expenditures, operating leases and dividends. We were in compliance with all covenants at April 1, 2006. On March 7, 2006, we amended our credit agreement dated May 1, 2002. The amendment modifies certain financial covenant requirements, changes certain reporting requirements, sets borrowing levels based on certain asset levels and prohibits us from repurchasing, repaying or redeeming any of our outstanding subordinated notes unless certain covenant levels are met.
     Future capital expenditures are expected to be consistent with recent levels and future organic growth is expected to be funded through cash flows from operations. Management will continue to focus on reducing its weighted average cost of capital and believes that cash flows from operations and the availability of funds from our credit facilities will provide sufficient liquidity to meet our future growth and operating needs. As outlined in Note 7 to our financial statements, the Company is a party to a $100.0 million revolving credit facility. On March 7, 2006, the Company amended the credit agreement, which, among other things, gave the Company substantially all of its borrowing capacity on the $100.0 million credit facility. As of April 1, 2006, $96.1 of the $100.0 million was available.
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
     Forward-Looking Statements
     Portions of this report contain “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, our directors or officers with respect to, among other things, our (i) future product and facility expansion, (ii) acquisition strategy, (iii) investments and new product development, and (iv) growth opportunities related to awarded business. Forward-looking statements may be identified by the words “will,” “may,” “designed to,” “believes,” “plans,” “expects,” “continue,” and similar words and expressions. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other factors:
•	the loss or bankruptcy of a major customer or supplier;

•	the costs and timing of facility closures, business realignment, or similar actions;

•	a significant change in automotive, medium- and heavy-duty, agricultural or off-highway vehicle production;

•	our ability to achieve cost reductions that offset or exceed customer-mandated selling price reductions;

•	a significant change in general economic conditions in any of the various countries in which we operate;

•	labor disruptions at our facilities or at any of our significant customers or suppliers;

•	the ability of our suppliers to supply us with parts and components at competitive prices on a timely basis;

•	the amount of debt and the restrictive covenants contained in our credit facility;

•	customer acceptance of new products;

•	capital availability or costs, including changes in interest rates or market perceptions;

•	the successful integration of any acquired businesses;

•	the occurrence or non-occurrence of circumstances beyond our control; and

•	those items described in Part I, Item IA (“Risk Factors”) of the Company’s 2005 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Interest Rate Risk
     From time to time, we are exposed to certain market risks, primarily resulting from the effects of changes in interest rates. At April 1, 2006, however, all of our debt was fixed rate debt. At this time, we do not intend to use financial instruments to manage this risk.
     Commodity Price Risk
     Given the current economic climate and the recent increases in certain commodity costs, we currently are experiencing an increased risk, particularly with respect to the purchase of copper, zinc, resins and certain other commodities. We manage this risk through a combination of fixed price agreements, staggered short-term contract maturities and commercial negotiations with our suppliers. We may also consider pursuing alternative commodities or alternative suppliers to mitigate this risk over a period of time. On February 2, 2006, the Company entered into a fixed price contract to purchase zinc. The initial notional value of the contract was $849, while the estimated fair market value of the contract as of April 1, 2006, was $855. The recent increases in certain commodity costs have negatively affected our operating results, and a continuation of such price increases could significantly affect our profitability. Going forward, we believe that our mitigation efforts will offset a substantial portion of the financial impact of these increased costs. However, no assurances can be given that the magnitude or duration of these increased costs will not have a material impact on our future operating results.
     Foreign Currency Exchange Risk
     Our risks related to foreign currency exchange rates have historically not been material; however, given the current economic climate, we are monitoring this risk. We use derivative financial instruments, including foreign currency forward and option contracts, to mitigate our exposure to fluctuations in foreign currency exchange rates by reducing the effect of such fluctuations on foreign currency denominated intercompany transactions and other known foreign currency exposures. As discussed in Note 4 to our condensed consolidated financial statements, we have entered into foreign currency forward contracts with a notional value of $24,500 to reduce exposure related to our Swedish krona- and British pound-denominated intercompany loans. The estimated fair value of these contracts at April 1, 2006, per quoted market sources, was approximately $(43). Our foreign currency option contracts have a notional value of $70 and reduce the risk associated with our other known foreign currency exposures related to the Mexican peso. The estimated fair value of these contracts at April 1, 2006, per quoted market sources, was approximately $34. We do not expect the effects of this risk to be material in the future based on the current operating and economic conditions in the countries in which we operate. Furthermore, a hypothetical pre-tax gain or loss in fair value from a 10.0% favorable or adverse change in quoted exchange rates would not significantly affect our results of operations, financial position or cash flows.

Item 4. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures
     As of April 1, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (CEO) and chief financial officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of April 1, 2006.
     Changes in Internal Control Over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting during the thirteen weeks ended April 1, 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
     The Company is involved in certain legal actions and claims arising in the ordinary course of business. The Company, however, does not believe that any of the litigation in which it is currently engaged, either individually or in the aggregate, will have a material adverse effect on its business, condensed consolidated financial position or results of operations. The Company is subject to the risk of exposure to product liability claims in the event that the failure of any of its products causes personal injury or death to users of the Company’s products and there can be no assurance that the Company will not experience any material product liability losses in the future. In addition, if any of the Company’s products prove to be defective, the Company may be required to participate in the government-imposed or OEM-instituted recall involving such products. The Company maintains insurance against such liability claims.
Item 1A. Risk Factors.
     There were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     No matters were submitted to a vote of security holders during the thirteen weeks ended April 1, 2006.
Item 5. Other Information.
     None.
Item 6. Exhibits.
     Reference is made to the separate, “Index to Exhibits,” filed herewith.

SIGNATURES
     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONERIDGE, INC.
Date: May 5, 2006	/s/ John C. Corey
John C. Corey
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 5, 2006	/s/ George E. Strickler
George E. Strickler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

10.1	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.2	Severance and Consulting Agreement for Gerald V. Pisani, dated February 28, 2006, (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 3, 2006).

10.3	Employment agreement between the Company and John C. Corey, filed herewith.

10.4	Amendment No. 5 dated March 7, 2006 to Credit Agreement dated as of May 1, 2002 by and among the Company as Borrower, the Lending Institutions Named Therein, as Lenders, National City Bank, as Administrative Agent, a Joint Lead Arranger and Collateral Agent, Deutsche Bank Securities Inc., as a Joint Lead Arranger, Comerica Bank and PNC Bank, National Association, as the Co-Documentation Agents (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 10, 2006).

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.