Form 10-Q
period 2006-07-01
STONERIDGE INC
filed 2006-08-01
CIK 1043337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended July 1, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
     The number of Common Shares, without par value, outstanding as of July 24, 2006 was 23,225,949.

STONERIDGE, INC. AND SUBSIDIARIES

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements.
STONERIDGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	July 1,	December 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$42,991	$40,784
Accounts receivable, less allowances for doubtful accounts of $5,387 and $4,562, respectively	126,793	100,362
Inventories, net	57,501	53,791
Prepaid expenses and other	15,095	14,490
Deferred income taxes	10,020	9,253

Total current assets	252,400	218,680

Long-Term Assets:
Property, Plant and Equipment, net	114,223	113,478
Other Assets:
Goodwill	65,176	65,176
Investments and other, net	29,908	26,491
Deferred income taxes	36,847	39,213

Total long-term assets	246,154	244,358

Total Assets	$498,554	$463,038

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$—	$44
Accounts payable	72,600	55,344
Accrued expenses and other	51,428	46,603

Total current liabilities	124,028	101,991

Long-Term Liabilities:
Long-term debt, net of current portion	200,000	200,000
Deferred income taxes	1,430	923
Other liabilities	6,514	6,133

Total long-term liabilities	207,944	207,056

Shareholders’ Equity:
Preferred Shares, without par value, 5,000 authorized, none issued	—	—
Common Shares, without par value, authorized 60,000 shares, issued 23,403 and 23,232 shares and outstanding 23,226 and 23,178 shares, respectively, with no stated value	—	—
Additional paid-in capital	148,285	147,440
Common Shares held in treasury, 177 and 54 shares, respectively, at cost	(141)	(65)
Retained earnings	15,864	7,188
Accumulated other comprehensive income (loss)	2,574	(572)

Total shareholders’ equity	166,582	153,991

Total Liabilities and Shareholders’ Equity	$498,554	$463,038

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Net Sales	$185,499	$180,307	$365,133	$361,134

Costs and Expenses:
Cost of goods sold	141,504	138,492	280,447	274,083
Selling, general and administrative	31,150	30,211	62,390	60,587
Provision for doubtful accounts	151	917	507	933
Loss (gain) on sale of property, plant and equipment	20	(336)	(1,469)	(339)
Restructuring charges, net	(150)	2,014	74	4,140

Operating Income	12,824	9,009	23,184	21,730

Interest expense, net	5,833	6,048	11,752	12,037
Equity in earnings of investees	(1,550)	(1,074)	(2,966)	(1,806)
Other expense (income), net	1,745	(595)	1,750	(792)

Income Before Income Taxes	6,796	4,630	12,648	12,291

Provision for income taxes	1,906	1,815	3,993	5,107

Net Income	$4,890	$2,815	$8,655	$7,184

Basic net income per share	$0.21	$0.12	$0.38	$0.32

Basic weighted average shares outstanding	22,861	22,695	22,824	22,689

Diluted net income per share	$0.21	$0.12	$0.38	$0.31

Diluted weighted average shares outstanding	22,902	22,985	22,884	22,933

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Twenty-Six Weeks Ended
	July 1,	July 2,
	2006	2005
OPERATING ACTIVITIES:
Net income	$8,655	$7,184
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation	12,608	13,503
Amortization	821	758
Deferred income taxes	2,269	2,939
Earnings of equity method investees, less dividends received	(2,980)	(1,830)
Gain on sale of property, plant and equipment	(1,469)	(339)
Share-based compensation expense	926	742
Changes in operating assets and liabilities -
Accounts receivable, net	(24,274)	(17,376)
Inventories, net	(2,372)	(3,219)
Prepaid expenses and other	(219)	(5,146)
Other assets	985	263
Accounts payable	15,489	7,862
Accrued expenses and other	1,776	(387)

Net cash provided by operating activities	12,215	4,954

INVESTING ACTIVITIES:
Capital expenditures	(13,150)	(12,366)
Proceeds from sale of property, plant and equipment	2,266	1,654
Business acquisitions and other	(673)	—

Net cash used by investing activities	(11,557)	(10,712)

FINANCING ACTIVITIES:
Repayments of long-term debt	(44)	(71)
Share-based compensation activity	13	55
Other financing costs	(150)	—

Net cash used by financing activities	(181)	(16)

Effect of exchange rate changes on cash and cash equivalents	1,730	(1,988)

Net change in cash and cash equivalents	2,207	(7,762)

Cash and cash equivalents at beginning of period	40,784	52,332

Cash and cash equivalents at end of period	$42,991	$44,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except per share data, unless otherwise indicated
(1) Basis of Presentation
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
     The results of operations for the 13 and 26 weeks ended July 1, 2006 are not necessarily indicative of the results to be expected for the full year.
     Beginning in 2005, the Company changed from a calendar year end to a 52-53 week fiscal year end. The Company’s fiscal quarters are now comprised of 13-week periods and once every 7 years, starting in 2008, the fourth quarter will be 14 weeks in length. The second 13-week period of 2006 and 2005 ended on July 1 and July 2, respectively.
     The Company has reclassified the presentation of certain prior-period information to conform to the current presentation.
(2) Common Shares Held in Treasury
     The Company accounts for Common Shares held in treasury under the cost method and includes such shares as a reduction to total shareholders’ equity.
(3) Inventories
     Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (“LIFO”) method for approximately 68% and 72% of the Company’s inventories at July 1, 2006 and December 31, 2005, and by the first-in, first-out (“FIFO”) method for all other inventories. Inventory cost includes material, labor and overhead. Inventories consist of the following:

	July 1,	December 31,
	2006	2005
Raw materials	$39,141	$34,026
Work in progress	8,884	8,644
Finished goods	10,942	12,400

Total inventories	58,967	55,070
Less: LIFO reserve	(1,466)	(1,279)

Inventories, net	$57,501	$53,791

(4) Fair Value of Financial Instruments
     Financial Instruments
     A financial instrument is cash or a contract that imposes an obligation to deliver, or conveys a right to receive cash or another financial instrument. The carrying values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. The estimated fair value of the Company’s senior notes (fixed rate debt) at July 1, 2006, per quoted market sources, was $192.0 million and the carrying value was $200.0 million.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except per share data, unless otherwise indicated
     Derivative Instruments and Hedging Activities
     The Company uses derivative financial instruments, including foreign currency forward and option contracts, to mitigate its exposure to fluctuations in foreign currency exchange rates by reducing the effect of such fluctuations on intercompany transactions denominated in a foreign currency and other known foreign currency exposures. The principal currencies hedged by the Company include the Swedish krona, British pound and the Mexican peso. The foreign currency forward contracts are marked to market, with gains and losses recognized in the Company’s consolidated statement of operations as a component of other income. The option contracts are marked to market, with gains and losses recognized in the Company’s consolidated statement of operations as a component of operating income. The Company’s foreign currency forward and option contracts substantially offset gains and losses on the underlying foreign denominated transactions. The Company does not enter into financial instruments for speculative or profit motivated purposes. Management believes that the use of these instruments to reduce risk is in the Company’s best interest.
     The Company’s foreign currency forward contracts have a notional value of approximately $16,003 and reduce exposure related to the Company’s Swedish krona and British pound denominated receivables. The estimated fair value of these contracts at July 1, 2006, per quoted market sources, was approximately $(235). The Company’s foreign currency option contracts have a notional value of $167 and reduce the risk associated with the Company’s other known foreign currency exposures related to the Mexican peso. The estimated fair value of these contracts at July 1, 2006, per quoted market sources, was approximately $43.
(5) Share-Based Compensation
     At July 1, 2006, the Company had three types of share-based compensation plans; (1) Long-Term Incentive Plan (the “Incentive Plan”) (2) Directors’ Share Option Plan (the “Director Option Plan”) and (3) the Directors’ Restricted Shares Plan. One plan is for employees and two plans are for non-employee directors. The Incentive Plan is made up of the Long-Term Incentive Plan that was approved by the Company’s shareholders on September 30, 1997 (the “1997 Plan”) and expires on June 30, 2007 and the Amended and Restated Long-Term Incentive Plan (the “2006 Plan”) that was approved by the Company’s shareholders on April 24, 2006 and expires on April 24, 2016. Prior to the second quarter of 2005, the Company accounted for its plans under the fair value recognition provisions of Statement of Financial Accounting Standard (“SFAS”) 123, “Accounting for Stock-Based Compensation,” adopted prospectively for all employee and director awards granted, modified or settled after January 1, 2003, under the provisions of SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS 123.” Because the Company adopted the fair value method on a prospective basis, the cost related to share-based compensation recognized during the fiscal year ended December 31, 2005 is less than that which would have been recognized if the fair value method had been applied to all awards granted since the original effective date of SFAS 123.
     Effective at the beginning of the second quarter of 2005, the Company adopted SFAS 123(R), “Share-Based Payment,” using the modified-prospective-transition method. Because the Company had previously adopted the fair value recognition provisions required by SFAS 123, and all unvested awards at the time of adoption were being recognized under a fair value approach, the adoption of SFAS 123(R) did not impact the Company’s operating income, income before income taxes, net income, cash flow from operating activities, cash flow from financing activities, or basic and diluted net income per share for the 13 and 26 weeks ended July 1, 2006.
     Total compensation expense recognized in the Condensed Consolidated Statements of Operations for share-based compensation arrangements was $292 and $415 for the 13 weeks ended July 1, 2006 and July 2, 2005, respectively. For the 26-week period ended July 1, 2006 and July 2, 2005, total compensation expense recognized in the Condensed Consolidated Statements of Operations for share-based compensation arrangements was $926 and $742, respectively. The total income tax benefit recognized in the Condensed Consolidated Statements of Operations for share-based compensation arrangements was $102 and $156 for the 13 weeks ended July 1, 2006 and July 2, 2005, respectively. For the 26-week period ended July 1, 2006 and July 2, 2005, total income tax benefit recognized in the Condensed Consolidated Statements of Operations for share-based compensation arrangements was $324 and $434, respectively. There was no share-based compensation cost capitalized as inventory or fixed assets for either period.
     There were no options granted during the 13 or 26 weeks ended July 1, 2006 or July 2, 2005. As of July 1, 2006, the aggregate intrinsic value of both outstanding and exercisable options was zero.
     The fair value of the non-vested time-based restricted Common Share awards was calculated using the market value of the shares on the date of issuance. The weighted-average grant-date fair value of shares granted was $6.84 for both the 13- and 26-

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except per share data, unless otherwise indicated)
week periods ended July 1, 2006. The weighted-average grant-date fair value of shares granted during the 13- and 26-week periods ended July 2, 2005 was $10.23.
     The fair value of the non-vested performance-based restricted Common Share awards with a performance condition, requiring the Company to obtain certain net income per share targets, was calculated using the market value of the shares on the date of issuance. The fair value of the non-vested performance-based restricted Common Share awards with a market condition, which measures the Company’s performance against a peer group’s performance in terms of total return to shareholders, was calculated using valuation techniques incorporating the Company’s historical total return to shareholders in comparison to its peers to determine the expected outcomes related to these awards.
     A summary of the status of the Company’s non-vested restricted Common Shares as of July 1, 2006, and the changes during the 26 weeks ended, is presented below:

	Time-Based Awards		Performance-Based Awards
		Weighted-		Weighted-
		Average		Average
		Grant-Date		Grant-Date
Non-vested Restricted Common Shares	Shares	Fair Value	Shares	Fair Value
Non-vested at December 31, 2005	207,251	$11.47	237,000	$8.24
Granted	169,000	6.84	—	—
Vested	(142,795)	10.02	—	—
Forfeited	(9,019)	11.56	(100,800)	8.24

Non-vested at July 1, 2006	224,437	$8.91	136,200	$8.24

     As of July 1, 2006, total unrecognized compensation cost related to non-vested time-based restricted Common Share awards granted was $1,414. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of shares vested based on service conditions during the 13 and 26 weeks ended July 1, 2006 was $451 and $922, respectively. For the 13 and 26 weeks ended July 2, 2005, the total fair value of time-based restricted Common Share awards vested was $110 and $117, respectively.
     As of July 1, 2006, total unrecognized compensation cost related to non-vested performance-based restricted Common Share awards granted was $238. That cost is expected to be recognized over a weighted-average period of 1.8 years. No performance-based restricted Common Share awards have vested as of July 1, 2006.
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

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except per share data, unless otherwise indicated)
     The components of comprehensive income, net of tax were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Net income	$4,890	$2,815	$8,655	$7,184

Other comprehensive income (loss):
Foreign currency translation adjustments	2,495	(1,657)	3,717	(3,728)
Minimum pension liability adjustments	(197)	157	(234)	224
Unrealized (loss) gain on marketable securities	(189)	6	(336)	16

Total other comprehensive income (loss)	2,109	(1,494)	3,147	(3,488)

Comprehensive income	$6,999	$1,321	$11,802	$3,696

     Accumulated other comprehensive income (loss) is comprised of the following:

	July 1,	December 31,
	2006	2005
Foreign currency translation adjustments	$6,196	$2,500
Minimum pension liability adjustments	(3,326)	(3,092)
Unrealized (loss) gain on marketable securities	(296)	20

Accumulated other comprehensive income (loss)	$2,574	$(572)

(7) Long-Term Debt
     Senior Notes
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
     Credit Agreement
     On March 7, 2006, the Company amended the existing credit agreement, which provided the Company with substantially all of its borrowing capacity on the $100.0 million credit facility. The credit agreement contains various covenants that require, among other things, the maintenance of certain specified ratios of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) and interest coverage. Restrictions also include limits on capital expenditures, operating leases and dividends. The amendment utilizes a borrowing base composed of accounts receivable and inventory. The borrowing base limitation expires June 30, 2007. In addition, the Company is prohibited from repurchasing, repaying or redeeming subordinated notes until certain covenant levels are met. As of July 1, 2006, $96.7 million of the $100.0 million credit facility was available to the company. The revolving facility expires on April 30, 2008 and requires a commitment fee of 0.375% to 0.500% on the unused balance. The revolving facility permits the Company to borrow up to half its borrowings in specified foreign currencies. Interest is payable quarterly at either (i) the prime rate plus a margin of 0.25% to 1.25% or (ii) LIBOR plus a margin of 1.75% to 2.75%, depending upon the Company’s ratio of consolidated total debt to consolidated EBITDA, as defined. Interest on the swing line facility is payable monthly at the quoted overnight borrowing rate plus a margin of 1.75% to 2.75%, depending upon the Company’s ratio of consolidated total debt to consolidated EBITDA, as defined.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except per share data, unless otherwise indicated)
     Long-term debt consists of the following:

	July 1,	December 31,
	2006	2005
11 1/2% Senior notes, due 2012	$200,000	$200,000
Other	—	44

Total debt	200,000	200,044
Less: Current portion	—	(44)

Total long-term debt less current portion	$200,000	$200,000

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
     Actual weighted-average shares outstanding used in calculating basic and diluted net income per share were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Basic weighted average shares outstanding	22,861	22,695	22,824	22,689
Effect of dilutive securities	41	290	60	244

Diluted weighted-average shares outstanding	22,902	22,985	22,884	22,933

     Outstanding options not included in the computation of diluted net income per share to purchase 681 and 483 Common Shares at an average price of $12.14 and $13.94 per share were outstanding during the 13-week periods ended July 1, 2006 and July 2, 2005, respectively. Outstanding options not included in the computation of diluted net income per share to purchase 681 and 300 Common Shares at an average price of $12.14 and $16.11 per share were outstanding during the 26-week periods ended July 1, 2006 and July 2, 2005, respectively. These outstanding options were not included in the computation of diluted net income per share because their respective exercise prices were greater than the average market price of Common Shares and, therefore, their effect would have been anti-dilutive.
(9) Restructuring
     In January 2005, the Company announced restructuring initiatives related to the rationalization of certain manufacturing facilities in Europe and North America. This rationalization is part of the Company’s cost reduction initiatives. In connection with these initiatives, the Company recorded restructuring charges of $(150) and $74 for the 13 and 26 weeks ended July 1, 2006. Restructuring charges on the Condensed Consolidated Statements of Operations for the 13 and 26 weeks ended July 2, 2005 were $2,014 and $4,140, respectively. Accrued severance costs of $370 related to the Vehicle Management and Power Distribution segment were reversed during the 13 weeks ended July 1, 2006, resulting from continued production at a plant that was previously scheduled to close. The reversal of the accrual to income represents a non-cash inflow. Also included in the Condensed Consolidated Statements of Operations was a gain on the sale of property, plant and equipment related to our restructuring initiatives of $336 for the 13 and 26 weeks ended July 2, 2005. This gain is netted within the activity listed in the table on the next page.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except per share data, unless otherwise indicated)
     The restructuring charges related to the Vehicle Management & Power Distribution reportable segment included the following:

		Asset-
	Severance	Related
	Costs	Charges	Total
Total expected restructuring charges	$763	$127	$890

Balance at December 31, 2004	$—	$—	$—

First quarter charge to expense	88	127	215
Second quarter charge to expense	9	—	9
Third quarter charge to expense	356	—	356
Fourth quarter charge to expense	70	—	70
Cash payments	(111)	—	(111)
Non-cash utilization	—	(127)	(127)

Balance at December 31, 2005	$412	$—	$412

First quarter charge to expense	176	—	176
Second quarter charge to expense	(370)	—	(370)
Cash payments	(130)	—	(130)
Non-cash utilization	—	—	—

Balance at July 1, 2006	$88	$—	$88

Remaining expected restructuring charge	$434	$—	$434

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except per share data, unless otherwise indicated)
     The restructuring charges related to the Control Devices reportable segment included the following:

		Asset-	Facility
	Severance	Related	Closure	Other Exit
	Costs	Charges	Costs	Costs	Total
Total expected restructuring charges	$3,713	$983	$1,219	$653	$6,568

Balance at March 31, 2004	$—	$—	$—	$—	$—

Second quarter charge to expense	—	205	—	—	205
Third quarter charge to expense	—	202	—	118	320
Fourth quarter charge to expense	1,068	207	—	287	1,562
Cash payments	(590)	—	—	(405)	(995)
Non-cash utilization	—	(614)	—	—	(614)

Balance at December 31, 2004	$478	$—	$—	$—	$478

First quarter charge to expense	1,698	206	—	7	1,911
Second quarter charge to expense	586	163	746	174	1,669
Third quarter charge to expense	214	—	218	35	467
Fourth quarter charge to expense	(57)	—	140	(18)	65
Cash payments	(2,722)	—	(140)	(198)	(3,060)
Non-cash utilization	—	(369)	—	—	(369)

Balance at December 31, 2005	$197	$—	$964	$—	$1,161

First quarter charge to expense	—	—	—	48	48
Second quarter charge to expense	204	—	14	2	220
Cash payments	(197)	—	(368)	(50)	(615)
Non-cash utilization	—	—	—	—	—

Balance at July 1, 2006	$204	$—	$610	$—	$814

Remaining expected restructuring charge	$—	$—	$101	$—	$101

     All restructuring charges, except for the asset-related charges, result in cash outflows. Asset-related charges primarily relate to accelerated depreciation and the write-down of property, plant and equipment, resulting from the closure or streamlining of certain facilities. Severance costs relate to a reduction in workforce. Facility closure costs primarily relate to asset relocation and lease termination costs. Other exit costs include miscellaneous expenditures associated with exiting business activities. The Company expects that these restructuring efforts will be substantially completed during the second quarter of 2007.
(10) Commitments and Contingencies
     In the ordinary course of business, the Company is involved in various legal proceedings, workers’ compensation and product liability disputes. The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of operations, cash flows or the financial position of the Company.
     Customer Bankruptcy
     On March 3, 2006, the Company was notified that one of its customers, Dana Corporation, had filed for Chapter 11 bankruptcy protection. As a result, the Company established a reserve for estimated losses of approximately $343 that are expected to result from the bankruptcy. The charges were recorded in the Company’s Condensed Consolidated Statement of

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except per share data, unless otherwise indicated)
Operations as a component of provision for doubtful accounts expense. The charge was recorded during the 13-week period ended April 1, 2006.
     Product Warranty and Recall
     Amounts accrued for product warranty and recall claims are established based on the Company’s best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. These accruals are based on several factors including past experience, production changes, industry developments and various other considerations. The Company can provide no assurances that it will not experience material claims in the future or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued or beyond what the Company may recover from its suppliers.
     The following provides a reconciliation of changes in product warranty and recall liability for the 26 weeks ended July 1, 2006 and July 2, 2005:

	2006	2005
Product warranty and recall at beginning of period	$6,220	$6,645
Accruals for products shipped during period	2,019	1,638
Changes in estimates of existing liabilities	96	(33)
Settlements made during the period (in cash or in kind)	(2,291)	(2,038)

Product warranty and recall at end of period	$6,044	$6,212

(11) Employee Benefit Plans
     The Company has a single defined benefit pension plan that covers certain employees in the United Kingdom and a single postretirement benefit plan that covers certain employees in the U.S. The components of net periodic pension and postretirement benefit cost are as follows:

	Pension Benefit Plan
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Service cost	$36	$18	$64	$37
Interest cost	331	249	585	506
Expected return on plan assets	(355)	(258)	(628)	(525)
Amortization of actuarial loss	84	74	149	150

Net periodic benefit cost	$96	$83	$170	$168

	Postretirement Benefit Plan
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Service cost	$4	$23	$8	$46
Interest cost	4	22	8	44

Net periodic benefit cost	$8	$45	$16	$90

     The Company previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute $273 to its pension plan in 2006. As of July 1, 2006, contributions of $116 have been made to the pension plan.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except per share data, unless otherwise indicated)
(12) Income Taxes
     The Company recognized a provision for income taxes of $ 1,906, or 28.1% of pre-tax income, and $ 1,815, or 39.2% of pre-tax income, for federal, state and foreign income taxes for the 13 weeks ended July 1, 2006 and July 2, 2005, respectively. The Company recognized a provision for income taxes of $ 3,993, or 31.6% of pre-tax income, and $ 5,107, or 41.6% of pre-tax income, for federal, state and foreign income taxes for the 26 weeks ended July 1, 2006 and July 2, 2005, respectively. The decrease in the effective tax rate for both the 13- and 26-week periods ended July 1, 2006 compared to the 13- and 26-week periods ended July 2, 2005 was primarily attributable to the improved performance of the United Kingdom operations thus reducing the impact on the effective tax rate of the current year valuation allowance provided.
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
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertain tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The company is assessing FIN 48 and has not determined yet the impact that the adoption of FIN 48 will have on its result of operations or financial position.
(14) Segment Reporting
     SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise that are evaluated regularly by the Company’s management in deciding how to allocate resources and in assessing performance.
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

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except per share data, unless otherwise indicated)
     A summary of financial information by reportable segment is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Net Sales
Vehicle Management & Power Distribution	$105,543	$99,684	$205,907	$198,707
Intersegment sales	4,534	3,707	9,003	8,526

Vehicle Management & Power Distribution net sales	110,077	103,391	214,910	207,233

Control Devices	79,956	80,623	159,226	162,427
Intersegment sales	1,193	660	2,111	1,516

Control Devices net sales	81,149	81,283	161,337	163,943

Eliminations	(5,727)	(4,367)	(11,114)	(10,042)

Total consolidated net sales	$185,499	$180,307	$365,133	$361,134

Income Before Income Taxes
Vehicle Management & Power Distribution	$8,847	$7,513	$15,044	$16,513
Control Devices	4,497	510	8,906	2,894
Other corporate activities	(735)	2,472	197	4,608
Corporate interest expense	(5,813)	(5,865)	(11,499)	(11,724)

Total consolidated income before income taxes	$6,796	$4,630	$12,648	$12,291

Depreciation and Amortization
Vehicle Management & Power Distribution	$1,977	$2,025	$3,767	$4,180
Control Devices	4,359	4,432	8,789	8,851
Corporate activities	97	96	188	194

Total consolidated depreciation and amortization(A)	$6,433	$6,553	$12,744	$13,225

Interest Expense (Income)
Vehicle Management & Power Distribution	$(131)	$29	$(237)	$68
Control Devices	151	154	490	246
Corporate activities	5,813	5,865	11,499	11,723

Total consolidated interest expense, net	$5,833	$6,048	$11,752	$12,037

Capital Expenditures
Vehicle Management & Power Distribution	$2,834	$3,881	$5,034	$5,526
Control Devices	3,750	4,424	8,067	6,741
Corporate activities	3	6	49	99

Total consolidated capital expenditures	$6,587	$8,311	$13,150	$12,366

	July 1,	December 31,
	2006	2005
Total Assets
Vehicle Management & Power Distribution	$187,452	$158,203
Control Devices	229,928	222,747
Corporate(B)	249,894	248,739
Eliminations	(168,720)	(166,651)

Total consolidated assets	$498,554	$463,038

(A)	These amounts represent depreciation and amortization on fixed and certain intangible assets.

(B)	Assets located at Corporate consist primarily of cash, deferred taxes and equity investments.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except per share data, unless otherwise indicated)
     The following table presents net sales and non-current assets for each of the geographic areas in which the Company operates:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Net Sales
North America	$143,391	$142,297	$284,415	$282,591
Europe and other	42,108	38,010	80,718	78,543

Total consolidated net sales	$185,499	$180,307	$365,133	$361,134

	July 1,	December 31,
	2006	2005
Non-Current Assets
North America	$218,103	$216,563
Europe and other	28,051	27,795

Total non-current assets	$246,154	$244,358

(15) Investments
     PST Indústria Eletrônica da Amazônia Ltda.
     The Company has a 50% interest in PST Indústria Eletrônica da Amazônia Ltda. (“PST”), a Brazilian electronic components business that specializes in electronic vehicle security devices. The investment is accounted for under the equity method of accounting. The Company’s investment in PST was $21,033 and $17,818 at June 30, 2006 and December 31, 2005, respectively. The Company has a note receivable with PST of $1,148 as of June 30, 2006 and December 31, 2005, respectively. PST operates on a calendar year.
     Condensed financial information for PST is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues	$21,014	$16,854	$42,013	$31,116
Cost of sales	$10,664	$9,218	$21,338	$17,302

Total pretax income	$3,628	$2,592	$7,824	$4,230
The Company’s share of pretax income	$1,814	$1,296	$3,912	$2,115
     Equity in earnings of PST included in the Condensed Consolidated Statements of Operations were $1,466 and $1,046 for the 13 weeks ended July 1, 2006 and July 2, 2005, respectively. For the 26 weeks ended July 1, 2006 and July 2, 2005, equity in earnings of PST included in the Condensed Consolidated Statements of Operations were $2,826 and $1,765, respectively.
     Minda Instruments Ltd.
     The Company has a 30% interest in Minda Instruments Ltd. (“Minda”), a company based in India that manufactures electronic instrumentation equipment for the transportation market. In February 2006, the Company increased its investment in Minda from 20% to 30% by purchasing an additional 10% of Minda’s equity for $980. The investment is accounted for under the equity method of accounting. The Company’s investment in Minda was $1,890 and $828 at July 1, 2006 and December 31, 2005, respectively. Equity in earnings of Minda included in the Condensed Consolidated Statements of Operations were $84 and $28, for the 13 weeks ended July 1, 2006 and July 2, 2005, respectively. For the 26 weeks ended July 1,

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except per share data, unless otherwise indicated)
2006 and July 2, 2005, equity in earnings of Minda included in the Condensed Consolidated Statements of Operations were $140 and $41, respectively.
(16) Guarantor Financial Information
     The senior notes and the credit facility are fully and unconditionally guaranteed, jointly and severally, by each of the Company’s existing and future domestic wholly owned subsidiaries (Guarantor Subsidiaries). The Company’s non-U.S. subsidiaries do not guarantee the senior notes and the credit facility (Non-Guarantor Subsidiaries).
     Presented below are summarized consolidating financial statements of the Parent (which includes certain of the Company’s operating units), the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the Company on a condensed consolidated basis, as of July 1, 2006 and December 31, 2005 and for each of the 13 and 26 weeks ended July 1, 2006 and July 2, 2005.
     These summarized condensed consolidating financial statements are prepared under the equity method. Separate financial statements for the Guarantor Subsidiaries are not presented based on management’s determination that they do not provide additional information that is material to investors. Therefore, the Guarantor Subsidiaries are combined in the presentations on the subsequent pages.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except per share data, unless otherwise indicated)

	July 1, 2006
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$14,958	$50	$27,983	$—	$42,991
Accounts receivable, net	57,342	37,736	31,715	—	126,793
Inventories, net	26,274	12,490	18,737	—	57,501
Prepaid expenses and other	(257,211)	261,333	10,973	—	15,095
Deferred income taxes	5,254	4,090	676	—	10,020

Total current assets	(153,383)	315,699	90,084	—	252,400

Long-Term Assets:
Property, Plant and Equipment, net	61,643	32,900	19,680	—	114,223
Other Assets:
Goodwill	44,584	20,592	—	—	65,176
Investments and other, net	30,306	430	172	(1,000)	29,908
Deferred income taxes	39,295	(2,549)	101	—	36,847
Investment in subsidiaries	400,115	—	—	(400,115)	—

Total long-term assets	575,943	51,373	19,953	(401,115)	246,154

Total Assets	$422,560	$367,072	$110,037	$(401,115)	$498,554

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$27,339	$22,770	$22,491	$—	$72,600
Accrued expenses and other	24,523	12,597	14,308	—	51,428

Total current liabilities	51,862	35,367	36,799	—	124,028

Long-Term Liabilities:
Long-term debt	200,000	—	1,000	(1,000)	200,000
Deferred income taxes	—	—	1,430	—	1,430
Other liabilities	4,116	(2,058)	4,456	—	6,514

Total long-term liabilities	204,116	(2,058)	6,886	(1,000)	207,944

Shareholders’ Equity	166,582	333,763	66,352	(400,115)	166,582

Total Liabilities and Shareholders’ Equity	$422,560	$367,072	$110,037	$(401,115)	$498,554

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

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except per share data, unless otherwise indicated)
     Supplemental condensed consolidating financial statements (continued):

	Thirteen Weeks Ended July 1, 2006
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Sales	$90,915	$60,809	$54,955	$(21,180)	$185,499

Costs and Expenses:
Cost of goods sold	77,376	44,845	39,734	(20,451)	141,504
Selling, general and administrative	9,976	11,826	10,228	(729)	31,301
Loss on sale of property, plant and equipment	(1,472)	1,489	3	—	20
Restructuring charges, net	(371)	205	16	—	(150)

Operating Income	5,406	2,444	4,974	—	12,824

Interest expense (income), net	5,890	—	(57)	—	5,833
Equity earnings from subsidiaries	(5,364)	—	—	5,364	—
Other (income) expense, net	(550)	—	745	—	195

Income (Loss) Before Income Taxes	5,430	2,444	4,286	(5,364)	6,796

Provision for income taxes	540	—	1,366	—	1,906

Net Income (Loss)	$4,890	$2,444	$2,920	$(5,364)	$4,890

	Thirteen Weeks Ended July 2, 2005
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Sales	$90,406	$59,582	$48,957	$(18,638)	$180,307

Costs and Expenses:
Cost of goods sold	74,940	43,097	38,595	(18,140)	138,492
Selling, general and administrative	14,106	7,735	9,785	(498)	31,128
Gain on sale of property, plant and equipment	—	—	(336)	—	(336)
Restructuring charges	—	257	1,757	—	2,014

Operating Income	1,360	8,493	(844)	—	9,009

Interest expense (income), net	6,051	—	(3)	—	6,048
Equity earnings from subsidiaries	(4,413)	—	—	4,413	—
Other (income) expense, net	(3,514)	1,640	205	—	(1,669)

Income (Loss) Before Income Taxes	3,236	6,853	(1,046)	(4,413)	4,630

Provision (benefit) for income taxes	421	(178)	1,572	—	1,815

Net Income (Loss)	$2,815	$7,031	$(2,618)	$(4,413)	$2,815

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except per share data, unless otherwise indicated)
     Supplemental condensed consolidating financial statements (continued):

	Twenty-Six Weeks Ended July 1, 2006
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Sales	$181,242	$119,669	$107,555	$(43,333)	$365,133

Costs and Expenses:
Cost of goods sold	155,174	88,209	78,986	(41,922)	280,447
Selling, general and administrative	26,513	18,567	19,228	(1,411)	62,897
Gain (loss) on sale of property, plant and equipment	(1,472)	—	3	—	(1,469)
Restructuring charges, net	(195)	253	16	—	74

Operating Income	1,222	12,640	9,322	—	23,184

Interest expense (income), net	11,770	—	(18)	—	11,752
Equity earnings from subsidiaries	(18,611)	—	—	18,611	—
Other (income) expense, net	(1,696)	—	480	—	(1,216)

Income (Loss) Before Income Taxes	9,759	12,640	8,860	(18,611)	12,648

Provision for income taxes	1,104	20	2,869	—	3,993

Net Income (Loss)	$8,655	$12,620	$5,991	$(18,611)	$8,655

	Twenty-Six Weeks Ended July 2, 2005
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Sales	$179,673	$119,234	$99,969	$(37,742)	$361,134

Costs and Expenses:
Cost of goods sold	149,531	85,363	75,977	(36,788)	274,083
Selling, general and administrative	26,543	15,639	20,292	(954)	61,520
Gain on sale of property, plant and equipment	—	—	(339)	—	(339)
Restructuring charges	—	557	3,583	—	4,140

Operating Income	3,599	17,675	456	—	21,730

Interest expense (income), net	12,072	—	(35)	—	12,037
Equity earnings from subsidiaries	(12,831)	—	—	12,831	—
Other (income) expense, net	(6,017)	3,297	122	—	(2,598)

Income (Loss) Before Income Taxes	10,375	14,378	369	(12,831)	12,291

Provision (benefit) for income taxes	3,191	(687)	2,603	—	5,107

Net Income	$7,184	$15,065	$(2,234)	$(12,831)	$7,184

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except per share data, unless otherwise indicated)
     Supplemental condensed consolidating financial statements (continued):

	Twenty-Six Weeks Ended July 1, 2006
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities	$(6,911)	$6,028	$24,116	$(11,018)	$12,215

INVESTING ACTIVITIES:
Capital expenditures	(6,586)	(3,213)	(3,351)	—	(13,150)
Proceeds from sale of fixed assets	2,266	—	—	—	2,266
Business acquisitions and other	1,018	(33)	—	(1,658)	(673)

Net cash used by investing activities	(3,302)	(3,246)	(3,351)	(1,658)	(11,557)

FINANCING ACTIVITIES:
Repayments of long-term debt	1,556	—	(12,619)	11,019	(44)
Share-based compensation activity	13	—	—	—	13
Shareholder distributions	11,614	—	(11,614)	—	—
Other financing costs	4,234	(2,779)	(3,262)	1,657	(150)

Net cash (used) provided by financing activities	17,417	(2,779)	(27,495)	12,676	(181)

Effect of exchange rate changes on cash and cash equivalents	—	—	1,730	—	1,730

Net change in cash and cash equivalents	7,204	3	(5,000)	—	2,207
Cash and cash equivalents at beginning of period	7,754	47	32,983	—	40,784

Cash and cash equivalents at end of period	$14,958	$50	$27,983	$—	$42,991

	Twenty-Six Weeks Ended July 2, 2005
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities	$(1,060)	$4,187	$(4,648)	$6,475	$4,954

INVESTING ACTIVITIES:
Capital expenditures	(4,893)	(4,172)	(3,301)	—	(12,366)
Proceeds from sale of fixed assets	—	—	1,654	—	1,654
Business acquisitions and other	(12)	(25)	—	37	—

Net cash used by investing activities	(4,905)	(4,197)	(1,647)	37	(10,712)

FINANCING ACTIVITIES:
Repayments of long-term debt	—	—	6,404	(6,475)	(71)
Share-based compensation activity	55	—	—	—	55
Other financing costs	12	25	—	(37)	—

Net cash provided (used) by financing activities	67	25	6,404	(6,512)	(16)

Effect of exchange rate changes on cash and cash equivalents	—	—	(1,988)	—	(1,988)

Net change in cash and cash equivalents	(5,898)	15	(1,879)	—	(7,762)
Cash and cash equivalents at beginning of period	20,363	17	31,952	—	52,332

Cash and cash equivalents at end of period	$14,465	$32	$30,073	$—	$44,570

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
     We recognized net income for the 13-week period ended July 1, 2006 of $4.9 million, or $0.21 per diluted share, compared with net income of $2.8 million, or $0.12 per diluted share, for the 13-week period ended July 2, 2005.
     We recognized net income for the 26-week period ended July 1, 2006 of $8.7 million, or $0.38 per diluted share, compared with net income of $7.2 million, or $0.31 per diluted share, for the 26-week period ended July 2, 2005.
     Our second quarter 2006 operating results were unfavorably affected by a number of challenging industry-wide issues, including intense competition, product price reductions, and higher commodity costs. We continuously work to address these challenges by implementing a broad range of initiatives aimed to improve operating performance. During the second quarter of 2006, we employed focused teams to implement best practices in our underperforming operations and we were focusing our purchasing initiatives to reduce material procurement costs. These challenges were favorably offset by a number of items in the second quarter, including a $2.2 million pretax reduction in our restructuring expense. Our PST joint venture in Brazil continued to perform well during the quarter, resulting in equity earnings of $1.5 million compared with $1.0 million in the previous year.
     On July 29, 2006 we announced that we would begin work on our second major instrument panel assembly contract for the North American commercial vehicle market. Production is expected to begin in the first quarter of 2007 and the business is expected to contribute net sales of approximately $40 million annually at full production. It is currently anticipated that the program will reach full-production levels by 2009.
     Significant factors inherent to our markets that could affect our results for 2006 include the financial stability of our customers and suppliers, as well as, our ability to successfully execute our planned productivity and cost reduction initiatives. We are undertaking these initiatives to mitigate commodity price increases and customer demanded price reductions. Our results for 2006 also depend on conditions in the automotive and commercial vehicle industries, which are generally dependent on domestic and global economies.
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
     Beginning in 2005, we changed from a calendar year-end to a 52-53 week fiscal year-end. Our fiscal quarters are now comprised of 13-week periods and once every seven years, starting in 2008, the fourth quarter will be 14 weeks in length. The second 13-week period of 2006 and 2005 ended on July 1 and July 2, respectively.

     13 Weeks Ended July 1, 2006 Compared to 13 Weeks Ended July 2, 2005
     Net Sales. Net sales for our reportable segments, excluding inter-segment sales, for the 13 weeks ended July 1, 2006 and July 2, 2005 are summarized in the following table:

	Thirteen Weeks Ended
	July 1,	July 2,	$ Increase /	% Increase /
	2006	2005	(Decrease)	(Decrease)
Vehicle Management & Power Distribution	$105,543	$99,684	$5,859	5.9%
Control Devices	79,956	80,623	(667)	(0.8)%

Total net sales	$185,499	$180,307	$5,192	2.9%

     The increase in net sales for our Vehicle Management & Power Distribution reportable segment was primarily due to increased sales to our commercial vehicle customers as North American demand remained strong in the quarter. This increase was offset by an unfavorable $0.7 million impact from foreign currency exchange in the quarter and ongoing product price reductions.
     The decrease in net sales for our Control Devices reportable segment was primarily attributable to an unfavorable North American light vehicle production mix and product price reductions. In addition, impact from unfavorable foreign currency exchange translation reduced our sales by $0.2 million during the quarter.
     Net sales by geographic location for the 13 weeks ended July 1, 2006 and July 2, 2005 are summarized in the following table:

	Thirteen Weeks Ended
	July 1,	July 2,	$ Increase /	% Increase /
	2006	2005	(Decrease)	(Decrease)
North America	$143,391	$142,297	$1,094	0.8%
Europe and other	42,108	38,010	4,098	10.8%

Total net sales	$185,499	$180,307	$5,192	2.9%

     North American sales accounted for 77.3% of total net sales in the second 13 weeks of 2006 compared with 78.9% for the same period in 2005. The increase in North American sales was primarily attributable to increased sales to our commercial vehicle customers as a result of strong North American demand in the quarter. The $1.1 million increase was partially offset by an unfavorable North American light vehicle production mix and product price reductions. Net sales outside North America accounted for 22.7% of total net sales for the 13 weeks ended July 1, 2006 compared to 21.1% for the same period in 2005. Our increase in sales outside of North America for the quarter was primarily due to new product revenues. The unfavorable effect of these exchange rates totaled $0.9 million in the quarter.
     Cost of Goods Sold. Cost of goods sold for the 13 weeks ended July 1, 2006 increased by $3.0 million, or 2.2%, to $141.5 million from $138.5 million for the same period in 2005. As a percentage of sales, cost of goods sold decreased to 76.3% from 76.8%. This decrease as a percentage of sales was predominately due to favorable volume and operational improvement. These favorable items were mitigated by ongoing material cost increases and product price reductions. Going forward, we expect that pricing and raw material price challenges will continue to affect our gross margin through 2006. Our management team is working to offset these pressures through our focused operational improvement efforts and purchasing programs.
     Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses for the 13 weeks ended July 1, 2006 increased by $1.0 million, or 3.3%, to $31.2 million from $30.2 million for the second 13 weeks of 2005. Product development expenses included within SG&A were $10.3 million for the 13 weeks ended July 1, 2006 and $10.0 million for the 13 weeks ended July 2, 2005, respectively. The increase in non-product development SG&A expenses in 2006 compared with 2005 is primarily attributable to the non-recurrence of a favorable net impact of commercial settlements in 2005 of $0.6 million. In addition, the company recorded expenses of $0.6 million related to a consulting agreement for a former employee. As a percentage of sales, SG&A expenses remained constant at 16.8% for the first 13 weeks of 2006 and for the same period in 2005.
     Provision for Doubtful Accounts. The provision for doubtful accounts decreased $0.8 million compared to the same time period in 2005. The decrease was due to the bad debt charge associated with the customer bankruptcy filings in the second quarter of 2005.
     Restructuring Charges, Net. In January 2005, we announced that we would undertake restructuring efforts related to the rationalization of certain manufacturing facilities in the high cost regions of Europe and North America. This rationalization is a result of our cost reduction initiatives. Restructuring charges recorded by reportable segment during the 13 weeks ended July 1, 2006 and July 2, 2005 were as follows:

	Thirteen Weeks Ended July 1, 2006
	Vehicle		Total
	Management &		Consolidated
	Power		Restructuring
	Distribution	Control Devices	Charges
Severance costs	$(370)	$204	$(166)
Facility closure costs	—	14	14
Other exit costs	—	2	2

Total restructuring charges	$(370)	$220	$(150)

	Thirteen Weeks Ended July 2, 2005
	Vehicle		Total
	Management &		Consolidated
	Power		Restructuring
	Distribution	Control Devices	Charges
Severance costs	$9	$586	$595
Facility closure costs	—	746	746
Asset-related charges	—	163	163
Other exit costs	—	174	174

Total restructuring charges	$9	$1,669	$1,678

     All restructuring charges, except for the asset-related charges, result in cash outflows. Asset-related charges relate primarily to accelerated depreciation and the write-down of property, plant and equipment, resulting from the closure or streamlining of certain facilities. Severance costs relate to a reduction in workforce. Accrued severance costs related to the Vehicle Management and Power Distribution segment were reversed during the 13 weeks ended July 1, 2006, resulting from continued production at a plant that was previously scheduled to close. The reversal of the accrual to income represents a non-cash inflow. Facility closure costs primarily relate to asset relocation and lease termination costs. Other costs include miscellaneous expenditures associated with exiting business activities. Included within total restructuring charges listed above for the 13 weeks ended July 2, 2005, was a gain on the sale of property, plant and equipment of $336 related to restructuring initiatives. This gain is reported separately in the Condensed Consolidated Statements of Operations.
     Equity in Earnings of Investees. Equity in earnings of investees was $1.5 million and $1.0 million for the 13 weeks ended July 1, 2006 and July 2, 2005, respectively. The increase of $0.5 million was predominately attributable to the increase in equity earnings recognized from our PST joint venture in Brazil. The increase primarily reflects higher volume for PST’s security product lines.

     Income Before Income Taxes. Income before income taxes is summarized in the following table by reportable segment.

	Thirteen Weeks Ended
	July 1,	July 2,	$ Increase /	% Increase /
	2006	2005	(Decrease)	(Decrease)
Vehicle Management & Power Distribution	$8,847	$7,513	$1,334	17.8%
Control Devices	4,497	510	3,987	781.8%
Other corporate activities	(735)	2,472	(3,207)	(129.7)%
Corporate interest expense	(5,813)	(5,865)	(52)	(0.9)%

Income before income taxes	$6,796	$4,630	$2,166	46.8%

     The increase in income before income taxes at the Vehicle Management & Power Distribution reportable segment was primarily the result of increased volume in the quarter. The improvement was partially offset by unfavorable raw material variances and product price reductions.
     The increase in income before income taxes at the Control Devices reportable segment was primarily the result of improved operating efficiencies at our United Kingdom operation and a reduction in restructuring expenses in the quarter. These factors were partially offset by ongoing product price reductions and increased raw material costs.
     Income before income taxes for the 13 weeks ended July 1, 2006 for North America decreased by $2.7 million to $3.0 million from $5.7 million for the same period in 2005. The decrease in our profitability in North America was primarily attributable to unfavorable raw material variances, ongoing operating inefficiencies at our Mexican operations and product price reductions. Income before income taxes for 2005 outside North America increased by $4.8 million to $3.8 million from $(1.0) million in 2005. The increase in our profitability outside North America was primarily due to the operational improvement at our United Kingdom operations, which experienced significant operational inefficiencies in the 2005 period, and increased sales volume.
     Provision for Income Taxes. We recognized a provision for income taxes of $1.9 million, or 28.1% of pre-tax income, and $1.8 million, or 39.2% of the pre-tax income, for federal, state and foreign income taxes for the 13 weeks ended July 1, 2006 and July 2, 2005, respectively. The decrease in the effective tax rate for the 13 weeks ended July 1, 2006 compared to the 13 weeks ended July 2, 2005 was primarily attributable to the improved performance of the United Kingdom operations thus reducing the impact on the effective tax rate of the current year valuation allowance provided.
     26 Weeks Ended July 1, 2006 Compared to 26 Weeks Ended July 2, 2005
     Net Sales. Net sales for our reportable segments, excluding inter-segment sales, for the 26 weeks ended July 1, 2006 and July 2, 2005 are summarized in the following table:

	Twenty-Six Weeks Ended
	July 1,	July 2,	$ Increase /	% Increase /
	2006	2005	(Decrease)	(Decrease)
Vehicle Management & Power Distribution	$205,907	$198,707	$7,200	3.6%
Control Devices	159,226	162,427	(3,201)	(2.0)%

Total net sales	$365,133	$361,134	$3,999	1.1%

     The increase in net sales for our Vehicle Management & Power Distribution reportable segment was primarily due to increased sales to our commercial vehicle customers as North American demand was strong. This increase was offset by an unfavorable $4.1 million impact from foreign currency exchange and ongoing product price reductions.
     The decrease in net sales for our Control Devices reportable segment was primarily attributable an unfavorable North American light vehicle production mix and product price reductions. In addition, unfavorable foreign currency exchange translation reduced our sales by $0.9 million during the first six months.

     Net sales by geographic location for the 26 weeks ended July 1, 2006 and July 2, 2005 are summarized in the following table:

	Twenty-Six Weeks Ended
	July 1,	July 2,	$ Increase /	% Increase /
	2006	2005	(Decrease)	(Decrease)
North America	$284,415	$282,591	$1,824	0.6%
Europe and other	80,718	78,543	2,175	2.8%

Total net sales	$365,133	$361,134	$3,999	1.1%

     North American sales accounted for 77.9% of total net sales in the first 26 weeks of 2006 compared with 78.3% for the same period in 2005. The increase in North American sales was primarily attributable to increased sales to our commercial vehicle customers as a result of strong North American demand. The increase was partially offset by an unfavorable North American light vehicle production mix and product price reductions. Net sales outside North America accounted for 22.1% of total net sales for the 26 weeks ended July 1, 2006 compared to 21.7% for the same period in 2005. The increase in sales outside North America was primarily due to new product revenues, offset partially by unfavorable foreign currency exchange rates. The unfavorable effect of these exchange rates totaled $4.1 million for the 26 weeks ended July 1, 2006
     Cost of Goods Sold. Cost of goods sold for the 26 weeks ended July 1, 2006 increased by $6.3 million, or 2.3%, to $280.4 million from $274.1 million for the same period in 2005. As a percentage of sales, cost of goods sold increased to 76.8% from 75.9%. This increase as a percentage of sales was predominately due to unfavorable material price variances resulting from raw material price increases, continued operating inefficiencies at some of our facilities in Mexico and product price reductions. Going forward, we expect that pricing and raw material price challenges will continue to affect our gross margin through 2006. Our management team is working to offset these pressures through our focused operational improvement efforts and purchasing programs.
     Selling, General and Administrative Expenses. SG&A expenses for the 26 weeks ended July 1, 2006 increased by $1.8 million, or 3.0%, to $62.4 million from $60.6 million for the first 26 weeks of 2005. Offsetting the net increase in SG&A expense for the period was a decrease of $0.4 million in product development expenses. Product development expenses included within SG&A were $20.6 million for the 26 weeks ended July 1, 2006 and $21.0 million for the 26 weeks ended July 2, 2005, respectively. Included in product development expenses in the 26 weeks ended July 1, 2005, was expenditures incurred to obtain certification for a key product in Europe, which was certified in 2005. The increase in non-product development SG&A expenses in 2006 compared with 2005 is primarily attributable to the non-recurrence of favorable legal and commercial settlements in 2005. As a percentage of sales, SG&A expenses increased to 17.1% for the first 26 weeks of 2006 from 16.8% for the same period in 2005.
     Provision for Doubtful Accounts. The provision for doubtful accounts decreased $0.4 million compared to the same time period in 2005. The decrease was due to the bad debt charge associated with customer bankruptcies in the second quarter of 2005 exceeding the bad debt charge associated with the Dana Corporation bankruptcy in the first quarter of 2006.
     Restructuring Charges, Net. In January 2005, we announced that we would undertake restructuring efforts related to the rationalization of certain manufacturing facilities in the high cost regions of Europe and North America. This rationalization is a result of our cost reduction initiatives.

     Restructuring charges recorded by reportable segment during the 26 weeks ended July 1, 2006 and July 2, 2005 were as follows:

	Twenty-Six Weeks Ended July 1, 2006
	Vehicle		Total
	Management &		Consolidated
	Power		Restructuring
	Distribution	Control Devices	Charges
Severance costs	$(194)	$204	$10
Facility closure costs	—	14	$14
Other exit costs	—	50	50

Total restructuring charges	$(194)	$268	$74

	Twenty-Six Weeks Ended July 2, 2005
	Vehicle		Total
	Management &		Consolidated
	Power		Restructuring
	Distribution	Control Devices	Charges
Severance costs	$97	$2,284	$2,381
Asset-related charges	127	369	496
Facility closure costs	—	746	746
Other exit costs	—	181	181

Total restructuring charges	$224	$3,580	$3,804

     All restructuring charges, except for the asset-related charges, result in cash outflows. Asset-related charges relate primarily to accelerated depreciation and the write-down of property, plant and equipment, resulting from the closure or streamlining of certain facilities. Severance costs relate to a reduction in workforce. Accrued severance costs related to the Vehicle Management and Power Distribution segment were reversed during the 13 weeks ended July 1, 2006, resulting from continued production at a plant that was previously scheduled to close. The reversal of the accrual to income represents a non-cash inflow. Facility closure costs primarily relate to asset relocation and lease termination costs. Other costs include miscellaneous expenditures associated with exiting business activities. Included within total restructuring charges listed above for the 26 weeks ended July 2, 2005, was a gain on the sale of property, plant and equipment of $336 related to restructuring initiatives. This gain is reported separately in the Condensed Consolidated Statement of Operations.
     Gain on Sale of Property, Plant and Equipment. Gain on sale of property, plant and equipment was $1.5 million for the 26 weeks ended July 1, 2006 and is the result of the sale of land and a building adjacent to our Sarasota, Florida location. Gain on sale of property, plant and equipment was $0.3 million for the 26 weeks ended July 2, 2005 and is the result of the sale of a facility in the United Kingdom.
     Equity in Earnings of Investees. Equity in earnings of investees was $3.0 million and $1.8 million for the 26 weeks ended July 1, 2006 and July 2, 2005, respectively. The increase of $1.2 million was predominately attributable to the increase in equity earnings recognized from our PST joint venture in Brazil. The increase primarily reflects higher volume for PST’s security product lines.

     Income Before Income Taxes. Income before income taxes is summarized in the following table by reportable segment.

	Twenty-Six Weeks Ended
	July 1,	July 2,	$ Increase /	% Increase /
	2006	2005	(Decrease)	(Decrease)
Vehicle Management & Power Distribution	$15,044	$16,513	$(1,469)	(8.9)%
Control Devices	8,906	2,894	6,012	207.7%
Other corporate activities	197	4,608	(4,411)	(95.7)%
Corporate interest expense	(11,499)	(11,724)	(225)	(1.9)%

Income before income taxes	$12,648	$12,291	$357	2.9%

     The decrease in income before income taxes at the Vehicle Management & Power Distribution reportable segment was primarily the result of unfavorable raw material variances, ongoing operating inefficiencies at our Mexican operations and product price reductions. These factors were partially offset by increased sales volume.
     The increase in income before income taxes at the Control Devices reportable segment was primarily the result of improved operating efficiencies at our United Kingdom operation and a reduction in restructuring expenses. These factors were partially offset by ongoing product price reductions and increased raw material costs.
     Income before income taxes for the 26 weeks ended July 1, 2006 for North America decreased by $7.5 million to $5.9 million from $13.4 million for the same period in 2005. The decrease in our profitability in North America was primarily attributable to unfavorable raw material variances, ongoing operating inefficiencies at our Mexican operations and product price reductions. Income before income taxes for 2005 outside North America increased by $7.8 million to $6.7 million from $(1.1) million in 2005. The increase in our profitability outside North America was primarily due to the operational improvement at our United Kingdom operations, which experienced significant operational inefficiencies in the 2005 period, and increased sales volume.
     Provision for Income Taxes. We recognized a provision for income taxes of $4.0 million, or 31.6% of pre-tax income, and $5.1 million, or 41.6% of the pre-tax income, for federal, state and foreign income taxes for the 26 weeks ended July 1, 2006 and July 2, 2005, respectively. The decrease in the effective tax rate for the 26 weeks ended July 1, 2006 compared to the 26 weeks ended July 2, 2005 was primarily attributable to the improved performance of the United Kingdom operations thus reducing the impact on the effective tax rate of the current year valuation allowance provided.
     Liquidity and Capital Resources
     Net cash provided by operating activities was $12.2 million and $5.0 million for the 26 weeks ended July 1, 2006 and July 2, 2005, respectively. The increase in net cash provided by operating activities of $7.2 million was primarily due to improvements in working capital management. Improvements in accounts payable and prepaid expenses more than offset the unfavorable accounts receivable.
     Net cash used by investing activities was $11.6 million and $10.7 million for the 26 weeks ended July 1, 2006 and July 2, 2005, respectively. The increase in net cash used by investing activities of $0.9 million was attributable to an increase in capital expenditures during the quarter. This increase in capital expenditures is predominantly related to the launch of new products in the areas of customer-actuated switches, power distribution systems and sensor products. In addition, in February 2006, we invested approximately $1.0 million for an additional 10% stake in our Minda Instruments Limited joint venture. We now maintain a 30% interest in the venture. The increase in capital spending and investment spending was offset by $2.3 million in proceeds from a property sale.
     Net cash used by financing activities for the 26 weeks ended July 1, 2006 was $0.2 million, and primarily related to fees for the completion of our credit agreement amendment during the first quarter.
     As discussed in Note 4 to our consolidated financial statements, we have entered into foreign currency forward contracts with a notional value of $16,003 to reduce exposure related to our Swedish krona- and British pound-denominated receivables. The estimated fair value of these contracts at July 1, 2006, per quoted market sources, was approximately $(235). The

     Company’s foreign currency option contracts have a notional value of $167 and reduce the risk associated with the Company’s other known foreign currency exposures related to the Mexican peso. The estimated fair value of these contracts at July 1, 2006, per quoted market sources, was approximately $43.
     Our credit facilities contain various covenants that require, among other things, the maintenance of certain specified ratios of consolidated total debt to consolidated EBITDA, interest coverage and fixed charge coverage. Restrictions also include limits on capital expenditures, operating leases and dividends. We were in compliance with all covenants at July 1, 2006. On March 7, 2006, we amended our credit agreement dated May 1, 2002. The amendment modifies certain financial covenant requirements, changes certain reporting requirements, sets borrowing levels based on certain asset levels and prohibits us from repurchasing, repaying or redeeming any of our outstanding subordinated notes unless certain covenant levels are met.
     Future capital expenditures are expected to be consistent with recent levels and future organic growth is expected to be funded through cash flows from operations. Management will continue to focus on reducing its weighted average cost of capital and believes that cash flows from operations and the availability of funds from our credit facilities will provide sufficient liquidity to meet our future growth and operating needs. As outlined in Note 7 to our financial statements, the Company is a party to a $100.0 million revolving credit facility. On March 7, 2006, the Company amended the credit agreement, which, among other things, gave the Company substantially all of its borrowing capacity on the $100.0 million credit facility. As of July 1, 2006, $96.7 of the $100.0 million was available.
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
     Forward-Looking Statements
     Portions of this report contain “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, our directors or officers with respect to, among other things, our (i) future product and facility expansion, (ii) acquisition strategy, (iii) investments and new product development, and (iv) growth opportunities related to awarded business. Forward-looking statements may be identified by the words “will,” “may,” “designed to,” “believes,” “plans,” “expects,” “continue,” and similar words and expressions. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other factors:
•	the loss or bankruptcy of a major customer or supplier;

•	the costs and timing of facility closures, business realignment, or similar actions;

•	a significant change in automotive, medium- and heavy-duty, agricultural or off-highway vehicle production;

•	our ability to achieve cost reductions that offset or exceed customer-mandated selling price reductions;

•	a significant change in general economic conditions in any of the various countries in which we operate;

•	labor disruptions at our facilities or at any of our significant customers or suppliers;

•	the ability of our suppliers to supply us with parts and components at competitive prices on a timely basis;

•	the amount of debt and the restrictive covenants contained in our credit facility;

•	customer acceptance of new products;

•	capital availability or costs, including changes in interest rates or market perceptions;

•	the successful integration of any acquired businesses;

•	the occurrence or non-occurrence of circumstances beyond our control; and those items described in Part I, Item IA (“Risk Factors”) of the Company’s 2005 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Interest Rate Risk
     From time to time, we are exposed to certain market risks, primarily resulting from the effects of changes in interest rates. At July 1, 2006, however, all of our debt was fixed rate debt. At this time, we do not intend to use financial instruments to manage this risk.
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
     Foreign Currency Exchange Risk
     Our risks related to foreign currency exchange rates have historically not been material; however, given the current economic climate, we are monitoring this risk. We use derivative financial instruments, including foreign currency forward and option contracts, to mitigate our exposure to fluctuations in foreign currency exchange rates by reducing the effect of such fluctuations on foreign currency denominated intercompany transactions and other known foreign currency exposures. As discussed in Note 4 to our condensed consolidated financial statements, we have entered into foreign currency forward contracts with a notional value of $16,003 to reduce exposure related to our Swedish krona- and British pound-denominated intercompany loans. The estimated fair value of these contracts at July 1, 2006, per quoted market sources, was approximately $(235). Our foreign currency option contracts have a notional value of $167 and reduce the risk associated with our other known foreign currency exposures related to the Mexican peso. The estimated fair value of these contracts at July 1, 2006, per quoted market sources, was approximately $43. We do not expect the effects of this risk to be material in the future based on the current operating and economic conditions in the countries in which we operate. Furthermore, a hypothetical pre-tax gain or loss in fair value from a 10.0% favorable or adverse change in quoted exchange rates would not significantly affect our results of operations, financial position or cash flows.

Item 4. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures
     As of July 1, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (CEO) and chief financial officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of July 1, 2006.
     Changes in Internal Control Over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting during the 13 weeks ended July 1, 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II–OTHER INFORMATION
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
Item 1A. Risk Factors.
     There were no material changes from risk factors, previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
(a)	The Annual Meeting of Shareholders of Stoneridge, Inc. was held on April 24, 2006.

(b)	The following matters were submitted to a vote at the meeting:

The election of the following nominees as directors of the Company. The vote with respect to each nominee was as follows:

Nominee	For	Withheld
D.M. Draime	20,348,768	2,100,078
Richard E. Cheney	19,880,918	2,567,928
Avery S. Cohen	19,777,918	2,670,928
John C. Corey	20,350,948	2,097,898
Jeffrey P. Draime	20,350,968	2,097,878
Sheldon J. Epstein	19,879,318	2,569,528
Douglas C. Jacobs	20,446,268	2,002,578
William M. Lasky	19,898,138	2,550,708
Earl L. Linehan	19,884,038	2,564,808
      The approval of the adoption of the Amended and Restated Long-Term Incentive Plan. The results of the vote were as follows:

	For	Against	Abstain
Amended and Restated Long-Term Incentive Plan	11,923,724	7,644,725	1,305
Item 5. Other Information.
     None.

Item 6. Exhibits.
     Reference is made to the separate, “Index to Exhibits,” filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONERIDGE, INC.
Date: August 1, 2006	/s/ John C. Corey
John C. Corey
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 1, 2006	/s/ George E. Strickler
George E. Strickler
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

10.1	Amended and restated Long-Term Incentive Plan, (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 28, 2006).

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.