Form 10-Q
period 2006-09-30
STONERIDGE INC
filed 2006-11-06
CIK 1043337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2006
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
     Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
     The number of Common Shares, without par value, outstanding as of October 23, 2006 was 23,768,433.

STONERIDGE, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
STONERIDGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)

ASSETS

Current Assets:
Cash and cash equivalents	$46,730	$40,784
Accounts receivable, less allowances for doubtful accounts of $4,841 and $4,562, respectively	121,938	100,362
Inventories, net	58,237	53,791
Prepaid expenses and other	14,701	14,490
Deferred income taxes	9,575	9,253

Total current assets	251,181	218,680

Long-Term Assets:
Property, Plant and Equipment, net	114,458	113,478
Other Assets:
Goodwill	65,176	65,176
Investments and other, net	31,500	26,491
Deferred income taxes	36,899	39,213

Total long-term assets	248,033	244,358

Total Assets	$499,214	$463,038

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Current portion of long-term debt	$—	$44
Accounts payable	69,020	55,344
Accrued expenses and other	51,919	46,603

Total current liabilities	120,939	101,991

Long-Term Liabilities:
Long-term debt, net of current portion	200,000	200,000
Deferred income taxes	1,411	923
Other liabilities	5,074	6,133

Total long-term liabilities	206,485	207,056

Shareholders’ Equity:
Preferred Shares, without par value, 5,000 authorized, none issued	—	—
Common Shares, without par value, authorized 60,000 shares, issued 23,940 and 23,232 shares and outstanding 23,758 and 23,178 shares, respectively, with no stated value	—	—
Additional paid-in capital	148,876	147,440
Common Shares held in treasury, 182 and 54 shares, respectively, at cost	(150)	(65)
Retained earnings	20,271	7,188
Accumulated other comprehensive income (loss)	2,793	(572)

Total shareholders’ equity	171,790	153,991

Total Liabilities and Shareholders’ Equity	$499,214	$463,038

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005

Net Sales	$172,351	$158,715	$537,484	$519,849

Costs and Expenses:
Cost of goods sold	134,173	127,154	414,619	401,238
Selling, general and administrative	28,956	28,357	91,346	88,943
Provision for doubtful accounts	38	2,671	544	3,604
Loss (gain) on sale of property, plant and equipment	15	(5)	(1,454)	(344)
Restructuring charges, net	80	823	154	4,963

Operating Income (Loss)	9,089	(285)	32,275	21,445

Interest expense, net	5,710	5,936	17,462	17,973
Equity in earnings of investees	(1,838)	(1,397)	(4,804)	(3,203)
Other (income) expense, net	(55)	(108)	1,697	(900)

Income (Loss) Before Income Taxes	5,272	(4,716)	17,920	7,575

Provision (benefit) for income taxes	866	(1,424)	4,857	3,683

Net Income (Loss)	$4,406	$(3,292)	$13,063	$3,892

Basic net income (loss) per share	$0.19	$(0.14)	$0.57	$0.17

Basic weighted average shares outstanding	22,880	22,726	22,833	22,701

Diluted net income (loss) per share	$0.19	$(0.14)	$0.56	$0.17

Diluted weighted average shares outstanding	23,396	22,726	23,250	22,940

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Thirty-Nine Weeks Ended
	September 30,	October 1,
	2006	2005
OPERATING ACTIVITIES:
Net income	$13,063	$3,892
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation	19,124	19,749
Amortization	1,238	1,141
Deferred income taxes	2,726	551
Earnings of equity method investees, less dividends received	(4,841)	(3,256)
Gain on sale of property, plant and equipment	(1,454)	(344)
Share-based compensation expense	1,380	1,320
Postretirement benefit settlement gain	(1,242)	—
Changes in operating assets and liabilities —
Accounts receivable, net	(19,499)	(13,985)
Inventories, net	(3,094)	1,003
Prepaid expenses and other	189	(4,659)
Other assets	1,149	456
Accounts payable	12,020	4,845
Accrued expenses and other	1,851	4,808

Net cash provided by operating activities	22,610	15,521

INVESTING ACTIVITIES:
Capital expenditures	(19,794)	(20,934)
Proceeds from sale of property, plant and equipment	2,266	1,664
Business acquisitions and other	(668)	(282)

Net cash used by investing activities	(18,196)	(19,552)

FINANCING ACTIVITIES:
Repayments of long-term debt	(44)	(96)
Share-based compensation activity, net	47	3
Other financing costs	(150)	(75)

Net cash used by financing activities	(147)	(168)

Effect of exchange rate changes on cash and cash equivalents	1,679	(2,207)

Net change in cash and cash equivalents	5,946	(6,406)

Cash and cash equivalents at beginning of period	40,784	52,332

Cash and cash equivalents at end of period	$46,730	$45,926

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
     The results of operations for the 13 and 39 weeks ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.
     Beginning in 2005, the Company changed from a calendar year end to a 52-53 week fiscal year end. The Company’s fiscal quarters are now comprised of 13-week periods and once every 7 years, starting in 2008, the fourth quarter will be 14 weeks in length. The third 13-week period of 2006 and 2005 ended on September 30 and October 1, respectively.
     The Company has reclassified the presentation of certain prior-period information to conform to the current presentation.
(2) Inventories
     Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (“LIFO”) method for approximately 68% and 72% of the Company’s inventories at September 30, 2006 and December 31, 2005, and by the first-in, first-out (“FIFO”) method for all other inventories. Inventory cost includes material, labor and overhead. Inventories consist of the following:

	September 30,	December 31,
	2006	2005

Raw materials	$34,976	$34,026
Work in progress	10,110	8,644
Finished goods	14,657	12,400

Total inventories	59,743	55,070
Less: LIFO reserve	(1,506)	(1,279)

Inventories, net	$58,237	$53,791

(3) Fair Value of Financial Instruments
     Financial Instruments
     A financial instrument is cash or a contract that imposes an obligation to deliver, or conveys a right to receive cash or another financial instrument. The carrying values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. The estimated fair value of the Company’s senior notes (fixed rate debt) at September 30, 2006 and October 1, 2005, per quoted market sources, was $192.0 million and $211.3 million, respectively. On both dates, the carrying value was $200.0 million.
     Derivative Instruments and Hedging Activities
     The Company uses derivative financial instruments, including foreign currency forward and option contracts, to mitigate its exposure to fluctuations in foreign currency exchange rates by reducing the effect of such fluctuations on intercompany transactions denominated in a foreign currency and other known foreign currency exposures. The principal currencies hedged by

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except per share data, unless otherwise indicated)
the Company include the Swedish krona, British pound and Mexican peso. The foreign currency forward contracts are marked to market, with gains and losses recognized in the Company’s condensed consolidated statement of operations as a component of other income. The option contracts are marked to market, with gains and losses recognized in the Company’s consolidated statement of operations as a component of operating income. The Company’s foreign currency forward and option contracts substantially offset gains and losses on the underlying foreign denominated transactions. The Company does not enter into financial instruments for speculative or profit motivated purposes. Management believes that the use of these instruments to reduce risk is in the Company’s best interest.
     The Company’s foreign currency forward contracts had a notional value of approximately $15,044 and $19,826 at September 30, 2006 and October 1, 2005, respectively. The purpose of these investments is to reduce exposure related to the Company’s Swedish krona and British pound denominated receivables. The estimated fair value of these contracts at September 30, 2006 and October 1, 2005, per quoted market sources, was approximately $(311) and $134, respectively. The Company’s foreign currency option contracts had a notional value of $56 and $133 at September 30, 2006 and October 1, 2005, respectively. The purpose of these investments is to reduce the risk associated with the Company’s other known foreign currency exposures related to the Mexican peso. The estimated fair value of these contracts at September 30, 2006 and October 1, 2005, per quoted market sources, was approximately $12 and $216, respectively.
(4) Share-Based Compensation
     At September 30, 2006, the Company had three types of share-based compensation plans; (1) Long-Term Incentive Plan (the “Incentive Plan”), (2) Directors’ Share Option Plan (the “Director Option Plan”) and (3) the Directors’ Restricted Shares Plan. One plan is for employees and two plans are for non-employee directors. The Incentive Plan is made up of the Long-Term Incentive Plan that was approved by the Company’s shareholders on September 30, 1997 (the “1997 Plan”) and expires on June 30, 2007 and the Amended and Restated Long-Term Incentive Plan (the “2006 Plan”) that was approved by the Company’s shareholders on April 24, 2006 and expires on April 24, 2016. Prior to the second quarter of 2005, the Company accounted for its plans under the fair value recognition provisions of Statement of Financial Accounting Standard (“SFAS”) 123, “Accounting for Stock-Based Compensation,” adopted prospectively for all employee and director awards granted, modified or settled after January 1, 2003, under the provisions of SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS 123.”
     Effective at the beginning of the second quarter of 2005, the Company adopted SFAS 123(R), “Share-Based Payment,” using the modified-prospective-transition method. Because the Company had previously adopted the fair value recognition provisions required by SFAS 123, and all unvested awards at the time of adoption were being recognized under a fair value approach, the adoption of SFAS 123(R) did not have a significant impact on the Company’s operating income, income before income taxes, net income, cash flow from operating activities, cash flow from financing activities, or basic and diluted net income per share for the 13 and 39 weeks ended September 30, 2006.
     Total compensation expense recognized in the condensed consolidated statements of operations for share-based compensation arrangements was $454 and $578 for the 13 weeks ended September 30, 2006 and October 1, 2005, respectively. For the 39-week period ended September 30, 2006 and October 1, 2005, total compensation expense recognized in the condensed consolidated statements of operations for share-based compensation arrangements was $1,380 and $1,320, respectively. The total income tax benefit recognized in the condensed consolidated statements of operations for share-based compensation arrangements was $159 and $202 for the 13 weeks ended September 30, 2006 and October 1, 2005, respectively. There was no share-based compensation cost capitalized as inventory or fixed assets for either period.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except per share data, unless otherwise indicated)
     A summary of the option activity under the plans noted on the previous page as of September 30, 2006, and changes during the 39 week-period then ended is presented below:

			Weighted-Average
		Weighted-Average	Remaining
	Share Options	Exercise Price	Contractual Term

Outstanding at December 31, 2005	757,850	$11.30
Exercised	(14,000)	5.53
Expired	(57,500)	11.49

Outstanding and Exercisable at September 30, 2006	686,350	$11.41	4.55

     There were no options granted during the 13 or 39-week periods ended September 30, 2006 and October 1, 2005. As of September 30, 2006, the aggregate intrinsic value of both outstanding and exercisable options was $151.
     The fair value of the non-vested time-based restricted Common Share awards was calculated using the market value of the shares on the date of issuance. The weighted-average grant-date fair value of shares granted was $8.41 and $10.09 for the 13-week periods ended September 30, 2006 and October 1, 2005, respectively. The weighted-average grant-date fair value of shares granted was $7.79 and $10.23 for the 39-week periods was ended September 30, 2006 and October 1, 2005, respectively.
     The fair value of the non-vested performance-based restricted Common Share awards, requiring the Company to obtain certain net income per share targets, was calculated using the market value of the shares on the date of issuance. The fair value of the non-vested performance-based restricted Common Share awards with a market condition, which measures the Company’s performance against a peer group’s performance in terms of total return to shareholders, was calculated using valuation techniques incorporating the Company’s historical total return to shareholders in comparison to its peers to determine the expected outcomes related to these awards.
     A summary of the status of the Company’s non-vested restricted Common Shares as of September 30, 2006, and the changes during the 39 weeks ended, is presented below:

	Time-Based Awards		Performance-Based Awards
		Weighted-Average		Weighted-Average
		Grant-Date Fair		Grant-Date Fair
Non-vested Restricted Common Shares	Shares	Value	Shares	Value

Non-vested at December 31, 2005	207,251	$11.47	237,000	$8.24
Granted	431,650	7.79	262,725	8.39
Vested	(155,679)	10.37	—	—
Forfeited	(12,793)	11.06	(100,800)	8.24

Non-vested at September 30, 2006	470,429	$8.47	398,925	$8.34

     As of September 30, 2006, total unrecognized compensation cost related to non-vested time-based restricted Common Share awards granted was $2,665. That cost is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of shares vested based on service conditions during the 13 and 39 weeks ended September 30, 2006 was $111 and $1,062, respectively. For the 13 and 39 weeks ended October 1, 2005, the total fair value of time-based restricted Common Share awards vested was $326 and $442, respectively.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except per share data, unless otherwise indicated)
     As of September 30, 2006, total unrecognized compensation cost related to non-vested performance-based restricted Common Share awards granted was $1,106. That cost is expected to be recognized over a weighted-average period of 1.6 years. No performance-based restricted Common Share awards have vested as of September 30, 2006.
     Net cash received from option exercises under all share-based arrangements for the 39 weeks ended September 30, 2006 and October 1, 2005 was $47 and $3, respectively.
(5) Comprehensive Income (Loss)
     SFAS 130, “Reporting Comprehensive Income,” establishes standards for the reporting and disclosure of comprehensive income. Other comprehensive income includes foreign currency translation, the effective portion of gains and losses on certain hedging activities, minimum pension liability adjustments, and unrealized gains and losses on available-for-sale marketable securities.
     The components of comprehensive income (loss), net of tax were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005

Net income (loss)	$4,406	$(3,292)	$13,063	$3,892

Other comprehensive income (loss):
Foreign currency translation adjustments	249	516	3,608	(3,213)
Minimum pension liability adjustments	(41)	42	(275)	267
Unrealized gain on marketable securities	10	16	32	32

Total other comprehensive income (loss)	218	574	3,365	(2,914)

Comprehensive income (loss)	$4,624	$(2,718)	$16,428	$978

     Accumulated other comprehensive income (loss) is comprised of the following:

	September 30,	December 31,
	2006	2005

Foreign currency translation adjustments	$6,163	$2,555
Minimum pension liability adjustments	(3,367)	(3,092)
Unrealized loss on marketable securities	(3)	(35)

Accumulated other comprehensive income (loss)	$2,793	$(572)

(6) Long-Term Debt
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
     Credit Agreement
     On March 7, 2006, the Company amended the existing credit agreement, which provided the Company with substantially all of its borrowing capacity on the $100.0 million credit facility. The credit agreement contains various covenants that require, among other things, the maintenance of certain specified ratios of consolidated total debt to consolidated earnings before interest,

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except per share data, unless otherwise indicated)
taxes, depreciation and amortization (“EBITDA”) and interest coverage. Restrictions also include limits on capital expenditures, operating leases and dividends. The amendment utilizes a borrowing base composed of accounts receivable and inventory. The borrowing base limitation expires June 30, 2007. In addition, the Company is prohibited from repurchasing, repaying or redeeming subordinated notes until certain covenant levels are met. As of September 30, 2006, $96.7 million of the $100.0 million credit facility was available to the Company. The revolving facility expires on April 30, 2008 and requires a commitment fee of 0.375% to 0.500% on the unused balance. The revolving facility permits the Company to borrow up to half its borrowings in specified foreign currencies. Interest is payable quarterly at either (i) the prime rate plus a margin of 0.25% to 1.25% or (ii) LIBOR plus a margin of 1.75% to 2.75%, depending upon the Company’s ratio of consolidated total debt to consolidated EBITDA, as defined. Interest on the swing line facility is payable monthly at the quoted overnight borrowing rate plus a margin of 1.75% to 2.75%, depending upon the Company’s ratio of consolidated total debt to consolidated EBITDA, as defined.
(7) Net Income (Loss) Per Share
     Basic net income (loss) per share was computed by dividing net income (loss) by the weighted-average number of Common Shares outstanding for each respective period. Diluted net income (loss) per share was calculated by dividing net income by the weighted-average of all potentially dilutive Common Shares that were outstanding during the periods presented.
     Actual weighted-average shares outstanding used in calculating basic and diluted net income per share were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005

Basic weighted average shares outstanding	22,880,325	22,725,702	22,833,392	22,701,156
Effect of dilutive securities	515,368	—	416,626	238,875

Diluted weighted-average shares outstanding	23,395,693	22,725,702	23,250,018	22,940,031

     Options not included in the computation of diluted net income (loss) per share to purchase 470,250 and 483,250 Common Shares at an average price of $13.46 and $13.94 per share were outstanding during the 13-week periods ended September 30, 2006 and October 1, 2005, respectively. Options not included in the computation of diluted net income (loss) per share to purchase 610,850 and 483,250 Common Shares at an average price of $12.18 and $13.94 per share were outstanding during the 39-week periods ended September 30, 2006 and October 1, 2005, respectively. These outstanding options were not included in the computation of diluted net income (loss) per share because their respective exercise prices were greater than the average market price of Common Shares and, therefore, their effect would have been anti-dilutive.
(8) Restructuring
     In January 2005, the Company announced restructuring initiatives related to the rationalization of certain manufacturing facilities in Europe and North America. This rationalization is part of the Company’s cost reduction initiatives. In connection with these initiatives, the Company recorded restructuring charges of $80 and $154 for the 13 and 39 weeks ended September 30, 2006. Restructuring charges included in the condensed consolidated statements of operations for the 13 and 39 weeks ended October 1, 2005 were $823 and $4,963, respectively. Accrued severance costs of $370 related to the Vehicle Management and Power Distribution segment were reversed during the 13 weeks ended July 1, 2006, resulting from continued production at a plant that was previously scheduled to close. The reversal of the accrual to income represents a non-cash inflow. Also included in the condensed consolidated statements of operations was a gain on the sale of property, plant and equipment related to our restructuring initiatives of $336 for 39 weeks ended October 1, 2005. This gain is netted within the activity listed in the table on the next page.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except per share data, unless otherwise indicated)
     The restructuring charges related to the Vehicle Management & Power Distribution reportable segment included the following:

		Asset-Related
	Severance Costs	Charges	Total

Total expected restructuring charges	$763	$127	$890

Balance at December 31, 2004	$—	$—	$—

First quarter charge to expense	88	127	215
Second quarter charge to expense	9	—	9
Third quarter charge to expense	356	—	356
Fourth quarter charge to expense	70	—	70
Cash payments	(111)	—	(111)
Non-cash utilization	—	(127)	(127)

Balance at December 31, 2005	$412	$—	$412

First quarter charge to expense	176	—	176
Second quarter charge to expense	(370)	—	(370)
Third quarter charge to expense	127	—	127
Cash payments	(217)	—	(217)
Non-cash utilization	—	—	—

Balance at September 30, 2006	$128	$—	$128

Remaining expected restructuring charge	$307	$—	$307

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except per share data, unless otherwise indicated)
     The restructuring charges related to the Control Devices reportable segment included the following:

		Asset-Related	Facility Closure
	Severance Costs	Charges	Costs	Other Exit Costs	Total

Total expected restructuring charges	$3,713	$983	$1,219	$653	$6,568

Balance at March 31, 2004	$—	$—	$—	$—	$—

Second quarter charge to expense	—	205	—	—	205
Third quarter charge to expense	—	202	—	118	320
Fourth quarter charge to expense	1,068	207	—	287	1,562
Cash payments	(590)	—	—	(405)	(995)
Non-cash utilization	—	(614)	—	—	(614)

Balance at December 31, 2004	$478	$—	$—	$—	$478

First quarter charge to expense	1,698	206	—	7	1,911
Second quarter charge to expense	586	163	746	174	1,669
Third quarter charge to expense	214	—	218	35	467
Fourth quarter charge to expense	(57)	—	140	(18)	65
Cash payments	(2,722)	—	(140)	(198)	(3,060)
Non-cash utilization	—	(369)	—	—	(369)

Balance at December 31, 2005	$197	$—	$964	$—	$1,161

First quarter charge to expense	—	—	—	48	48
Second quarter charge to expense	204	—	14	2	220
Third quarter charge to expense	(48)	—	1	—	(47)
Cash payments	(353)	—	(717)	(50)	(1,120)
Non-cash utilization	—	—	—	—	—

Balance at September 30, 2006	$—	$—	$262	$—	$262

Remaining expected restructuring charge	$48	$—	$100	$—	$148

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
(9) Commitments and Contingencies
     In the ordinary course of business, the Company is involved in various legal proceedings and workers’ compensation and product liability disputes. The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of operations, cash flows or the financial position of the Company.
     Customer Bankruptcy
     On March 3, 2006, the Company was notified that one of its customers had filed for Chapter 11 bankruptcy protection. As a result, the Company established a reserve for estimated losses of approximately $343 that are expected to result from the

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except per share data, unless otherwise indicated)
bankruptcy. The charges were recorded in the Company’s condensed consolidated statement of operations as a component of provision for doubtful accounts expense. The charge was recorded during the 13-week period ended April 1, 2006.
     Product Warranty and Recall
     Amounts accrued for product warranty and recall claims are established based on the Company’s best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet dates. These accruals are based on several factors including past experience, production changes, industry developments and various other considerations. The Company can provide no assurances that it will not experience material claims in the future or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued or beyond what the Company may recover from its suppliers.
     The following provides a reconciliation of changes in product warranty and recall liability for the 39 weeks ended September 30, 2006 and October 1, 2005:

	2006	2005

Product warranty and recall at beginning of period	$6,220	$6,644
Accruals for products shipped during period	3,185	2,034
Changes in estimates of existing liabilities	525	207
Settlements made during the period (in cash or in kind)	(3,167)	(2,864)

Product warranty and recall at end of period	$6,763	$6,021

(10) Employee Benefit Plans
     The Company has a single defined benefit pension plan that covers certain employees in the United Kingdom and a postretirement benefit plan that covers certain employees in the U.S. The components of net periodic benefit cost under the defined benefit pension plan are as follows:

	Pension Benefit Plan
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005

Service cost	$34	$18	$98	$55
Interest cost	308	240	893	746
Expected return on plan assets	(331)	(248)	(959)	(773)
Amortization of actuarial loss	79	71	228	221

Net periodic benefit cost	$90	$81	$260	$249

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except per share data, unless otherwise indicated)
     In September 2006, the Board of Directors approved a plan to discontinue life insurance benefits of all active and retired employees under the Company’s postretirement benefit plan effective September 30, 2006. The discontinuance of these benefits was accounted for as a plan settlement, resulting in a one-time gain of approximately $1,242. The components of net periodic benefit cost under the postretirement benefit plan are as follows:

	Postretirement Benefit Plan
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005

Service cost	$12	$25	$40	$71
Interest cost	17	26	58	70
Settlement gain	(1,242)	—	(1,242)	—

Net periodic postretirement (benefit) cost	$(1,213)	$51	$(1,144)	$141

     As a result of the plan settlement, the Company remeasured the remaining obligation for its postretirement benefit plan, which consists of medical benefits for a small group of retirees. For the remainder of the fiscal year, net periodic benefit cost related to this plan will reflect the revised assumptions. The revised actuarial assumptions included a change in the discount rate for the postretirement benefit obligation from 5.50% to 5.90%. The Company’s policy is to model its discount rate using certain market indicators.
     The Company previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute $273 to its pension plan in 2006. Of this amount, as of September 30, 2006, contributions of $174 have been made to the pension plan.
(11) Income Taxes
     The Company recognized a provision (benefit) for income taxes of $866, or 16.4% of pre-tax income, and $(1,424), or (30.2%) of pre-tax income, for federal, state and foreign income taxes for the 13 weeks ended September 30, 2006 and October 1, 2005, respectively. The Company recognized a provision for income taxes of $4,857, or 27.1% of pre-tax income, and $3,683, or 48.6% of pre-tax income, for federal, state and foreign income taxes for the 39 weeks ended September 30, 2006 and October 1, 2005, respectively. The increase in the effective tax rate for the 13 weeks ended September 30, 2006 compared to the 13 weeks ended October 1, 2005 was attributable to the improved profitability of the Company. The decrease in the effective tax rate for the 39 week period ended September 30, 2006 compared to the 39 week period ended October 1, 2005 was primarily attributable to the improved performance of the United Kingdom operations thus reducing the impact on the effective tax rate of the current year valuation allowance provided. Additionally, the effective tax rate was favorably impacted by a reduction in accrued income taxes due to the expiration of certain statutes of limitation.
(12) Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertain tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is assessing FIN 48 and has not yet determined the impact that the adoption of FIN 48 will have on its result of operations or financial position.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. We

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except per share data, unless otherwise indicated)
have not yet determined the impact, if any, that the implementation of SFAS 157 will have on our results of operations or financial condition.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires an employer to recognize a plan’s funded status in its statement of financial position, measure a plan’s assets and obligations as of the end of the employer’s fiscal year and recognize the changes in a defined benefit postretirement plan’s funded status in comprehensive income in the year in which the changes occur. SFAS 158’s requirement to recognize the funded status of a benefit plan and new disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006 (the current fiscal year-end for the Corporation). The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is currently assessing the impact SFAS 158 will have on its consolidated financial statements.
(13) Segment Reporting
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

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except per share data, unless otherwise indicated)
     A summary of financial information by reportable segment is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Net Sales
Vehicle Management & Power Distribution	$103,105	$82,462	$309,012	$281,169
Inter-segment sales	4,132	3,523	13,135	12,049

Vehicle Management & Power Distribution net sales	107,237	85,985	322,147	293,218

Control Devices	69,246	76,253	228,472	238,680
Inter-segment sales	909	796	3,020	2,312

Control Devices net sales	70,155	77,049	231,492	240,992

Eliminations	(5,041)	(4,319)	(16,155)	(14,361)

Total consolidated net sales	$172,351	$158,715	$537,484	$519,849

Income Before Income Taxes
Vehicle Management & Power Distribution	$8,204	$(1,239)	$23,248	$15,274
Control Devices	38	(324)	8,944	2,570
Other corporate activities	2,716	2,518	2,913	7,126
Corporate interest expense	(5,686)	(5,671)	(17,185)	(17,395)

Total consolidated income before income taxes	$5,272	$(4,716)	$17,920	$7,575

Depreciation and Amortization
Vehicle Management & Power Distribution	$1,952	$1,844	$5,719	$6,024
Control Devices	4,475	4,369	13,264	13,639
Corporate activities	157	98	345	292

Total consolidated depreciation and amortization(A)	$6,584	$6,311	$19,328	$19,955

Interest Expense (Income)
Vehicle Management & Power Distribution	$(18)	$49	$(255)	$117
Control Devices	42	215	532	461
Corporate activities	5,686	5,672	17,185	17,395

Total consolidated interest expense, net	$5,710	$5,936	$17,462	$17,973

Capital Expenditures
Vehicle Management & Power Distribution	$3,431	$2,084	$8,465	$7,609
Control Devices	2,903	6,466	10,970	13,207
Corporate activities	310	19	359	118

Total consolidated capital expenditures	$6,644	$8,569	$19,794	$20,934

	September 30,	December 31,
	2006	2005
Total Assets
Vehicle Management & Power Distribution	$188,014	$158,203
Control Devices	224,303	222,747
Corporate(B)	251,601	248,739
Eliminations	(164,704)	(166,651)

Total consolidated assets	$499,214	$463,038

(A)	These amounts represent depreciation and amortization on fixed and certain intangible assets.

(B)	Assets located at Corporate consist primarily of cash, deferred taxes and equity investments.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except per share data, unless otherwise indicated)
     The following table presents net sales and non-current assets for each of the geographic areas in which the Company operates:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Net Sales
North America	$130,941	$128,577	$415,356	$411,168
Europe and other	41,410	30,138	122,128	108,681

Total consolidated net sales	$172,351	$158,715	$537,484	$519,849

	September 30,	December 31,
	2006	2005
Non-Current Assets
North America	$218,057	$216,563
Europe and other	29,976	27,795

Total non-current assets	$248,033	$244,358

(14) Investments
     PST Indústria Eletrônica da Amazônia Ltda.
     The Company has a 50% interest in PST Indústria Eletrônica da Amazônia Ltda. (“PST”), a Brazilian electronic components business that specializes in electronic vehicle security devices. The investment is accounted for under the equity method of accounting. The Company’s investment in PST was $11,673 and $17,818 at September 30, 2006 and December 31, 2005, respectively. The Company has a receivable from PST of $1,148 as of September 30, 2006 and December 31, 2005, respectively. PST operates on a calendar year.
     Condensed financial information for PST is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues	$24,598	$19,016	$66,612	$50,132
Cost of sales	$12,095	$10,083	$33,433	$27,384

Total pretax income	$4,381	$3,327	$12,206	$7,558
The Company’s share of pretax income	$2,191	$1,664	$6,103	$3,779
     Equity in earnings of PST included in the condensed consolidated statements of operations was $1,750 and $1,373 for the 13 weeks ended September 30, 2006 and October 1, 2005, respectively. For the 39 weeks ended September 30, 2006 and October 1, 2005, equity in earnings of PST included in the condensed consolidated statements of operations was $4,576 and $3,138, respectively.
     Minda Instruments Ltd.
     The Company has a 30% interest in Minda Instruments Ltd. (“Minda”), a company based in India that manufactures electronic instrumentation equipment for the transportation market. In February 2006, the Company increased its investment in Minda from 20% to 30% by purchasing an additional 10% of Minda’s equity for $980. The investment is accounted for under the equity method of accounting. The Company’s investment in Minda was $1,973 and $828 at September 30, 2006 and December 31, 2005, respectively. Equity in earnings of Minda included in the condensed consolidated statements of operations was $88 and $24, for the 13 weeks ended September 30, 2006 and October 1, 2005, respectively. For the 39 weeks ended September 30, 2006 and October 1, 2005, equity in earnings of Minda included in the condensed consolidated statements of operations was $228 and

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except per share data, unless otherwise indicated)
$65, respectively. As outlined in Note 16 to our financial statements, in October 2006, the Company increased its investment in Minda from 30% to 49% by purchasing an additional 19% of Minda’s equity for approximately $1,625.
(15) Guarantor Financial Information
     The senior notes and the credit facility are fully and unconditionally guaranteed, jointly and severally, by each of the Company’s existing and future domestic wholly owned subsidiaries (Guarantor Subsidiaries). The Company’s non-U.S. subsidiaries do not guarantee the senior notes and the credit facility (Non-Guarantor Subsidiaries).
     Presented below are summarized consolidating financial statements of the Parent (which includes certain of the Company’s operating units), the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the Company on a condensed consolidated basis, as of September 30, 2006 and December 31, 2005 and for each of the 13 and 39 weeks ended September 30, 2006 and October 1, 2005.
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

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except per share data, unless otherwise indicated)

	September 30, 2006
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS

Current Assets:
Cash and cash equivalents	$15,835	$46	$30,849	$—	$46,730
Accounts receivable, net	56,126	35,728	30,091	(7)	121,938
Inventories, net	26,047	13,256	18,934	—	58,237
Prepaid expenses and other	(268,948)	269,318	14,331	—	14,701
Deferred income taxes	4,842	4,036	697	—	9,575

Total current assets	(166,098)	322,384	94,902	(7)	251,181

Long-Term Assets:
Property, Plant and Equipment, net	61,333	32,673	20,452	—	114,458
Other Assets:
Goodwill	44,585	20,591	—	—	65,176
Investments and other, net	31,908	425	167	(1,000)	31,500
Deferred income taxes	40,000	(3,125)	24	—	36,899
Investment in subsidiaries	407,087	—	—	(407,087)	—

Total long-term assets	584,913	50,564	20,643	(408,087)	248,033

Total Assets	$418,815	$372,948	$115,545	$(408,094)	$499,214

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$24,374	$22,273	$22,373	$—	$69,020
Accrued expenses and other	22,630	9,276	20,020	(7)	51,919

Total current liabilities	47,004	31,549	42,393	(7)	120,939

Long-Term Liabilities:
Long-term debt	200,000	—	1,000	(1,000)	200,000
Deferred income taxes	—	—	1,411	—	1,411
Other liabilities	21	513	4,540	—	5,074

Total long-term liabilities	200,021	513	6,951	(1,000)	206,485

Shareholders’ Equity	171,790	340,886	66,201	(407,087)	171,790

Total Liabilities and Shareholders’ Equity	$418,815	$372,948	$115,545	$(408,094)	$499,214

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

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except per share data, unless otherwise indicated)
     Supplemental condensed consolidating financial statements (continued):

	Thirteen Weeks Ended September 30, 2006
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$86,662	$52,953	$54,496	$(21,760)	$172,351

Costs and Expenses:
Cost of goods sold	75,571	39,867	39,798	(21,063)	134,173
Selling, general and administrative	13,227	6,904	9,560	(697)	28,994
Loss on sale of property, plant and equipment	15	—	—	—	15
Restructuring charges, net	127	(46)	(1)	—	80

Operating (Loss) Income	(2,278)	6,228	5,139	—	9,089

Interest expense (income), net	5,896	—	(186)	—	5,710
Other (income) expense, net	(1,948)	—	55	—	(1,893)
Equity income from subsidiaries	(10,243)	—	—	10,243	—

Income (Loss) Before Income Taxes	4,017	6,228	5,270	(10,243)	5,272

(Benefit) provision for income taxes	(389)	—	1,255	—	866

Net Income (Loss)	$4,406	$6,228	$4,015	$(10,243)	$4,406

	Thirteen Weeks Ended October 1, 2005
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$78,079	$56,604	$41,145	$(17,113)	$158,715

Costs and Expenses:
Cost of goods sold	68,403	42,988	32,309	(16,546)	127,154
Selling, general and administrative	13,919	9,167	8,509	(567)	31,028
(Loss) gain on sale of property, plant and equipment	12	—	(17)	—	(5)
Restructuring charges	176	172	475	—	823

Operating (Loss) Income	(4,431)	4,277	(131)	—	(285)

Interest expense, net	5,878	—	58	—	5,936
Other (income) expense, net	(1,551)	—	46	—	(1,505)
Equity income from subsidiaries	(4,194)	—	—	4,194	—

(Loss) Income Before Income Taxes	(4,564)	4,277	(235)	(4,194)	(4,716)

(Benefit) provision for income taxes	(1,272)	699	(851)	—	(1,424)

Net (Loss) Income	$(3,292)	$3,578	$616	$(4,194)	$(3,292)

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except per share data, unless otherwise indicated)
     Supplemental condensed consolidating financial statements (continued):

	Thirty-Nine Weeks Ended September 30, 2006
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$267,904	$172,622	$162,051	$(65,093)	$537,484

Costs and Expenses:
Cost of goods sold	230,745	128,076	118,785	(62,987)	414,619
Selling, general and administrative	39,739	25,471	28,786	(2,106)	91,890
(Loss) gain on sale of property, plant and equipment	(1,457)	—	3	—	(1,454)
Restructuring charges, net	(68)	206	16	—	154

Operating Income	(1,055)	18,869	14,461	—	32,275

Interest expense (income), net	17,665	—	(203)	—	17,462
Other (income) expense, net	(3,645)	—	538	—	(3,107)
Equity income from subsidiaries	(28,852)	—	—	28,852	—

Income (Loss) Before Income Taxes	13,777	18,869	14,126	(28,852)	17,920

Provision for income taxes	714	19	4,124	—	4,857

Net Income (Loss)	$13,063	$18,850	$10,002	$(28,852)	$13,063

	Thirty-Nine Weeks Ended October 1, 2005
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$257,753	$175,839	$141,115	$(54,858)	$519,849

Costs and Expenses:
Cost of goods sold	217,937	128,351	108,287	(53,337)	401,238
Selling, general and administrative	40,467	24,806	28,795	(1,521)	92,547
(Loss) gain on sale of property, plant and equipment	5	—	(349)	—	(344)
Restructuring charges	176	728	4,059	—	4,963

Operating Income	(832)	21,954	323	—	21,445

Interest expense, net	17,950	—	23	—	17,973
Other (income) expense, net	(4,271)	—	168	—	(4,103)
Equity income from subsidiaries	(20,323)	—	—	20,323	—

Income (Loss) Before Income Taxes	5,812	21,954	132	(20,323)	7,575

Provision for income taxes	1,920	12	1,751	—	3,683

Net Income (Loss)	$3,892	$21,942	$(1,619)	$(20,323)	$3,892

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except per share data, unless otherwise indicated)
     Supplemental condensed consolidating financial statements (continued):

	Thirty-Nine Weeks Ended September 30, 2006
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash (used) provided by operating activities	$(4,799)	$5,075	$33,353	$(11,019)	$22,610

INVESTING ACTIVITIES:
Capital expenditures	(9,273)	(4,840)	(5,681)	—	(19,794)
Proceeds from sale of fixed assets	2,266	—	—	—	2,266
Business acquisitions and other	(110)	(50)	388	(896)	(668)

Net cash used by investing activities	(7,117)	(4,890)	(5,293)	(896)	(18,196)

FINANCING ACTIVITIES:
Borrowings (repayments) of long-term debt	1,556	—	(12,619)	11,019	(44)
Share-based compensation activity, net	47	—	—	—	47
Shareholder distributions	10,850	—	(10,850)	—	—
Other financing costs	7,544	(186)	(8,404)	896	(150)

Net cash provided (used) by financing activities	19,997	(186)	(31,873)	11,915	(147)

Effect of exchange rate changes on cash and cash equivalents	—	—	1,679	—	1,679

Net change in cash and cash equivalents	8,081	(1)	(2,134)	—	5,946
Cash and cash equivalents at beginning of period	7,754	47	32,983	—	40,784

Cash and cash equivalents at end of period.	$15,835	$46	$30,849	$—	$46,730

	Thirty-Nine Weeks Ended October 1, 2005
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash (used) provided by operating activities	$7,355	$6,298	$(2,838)	$4,706	$15,521

INVESTING ACTIVITIES:
Capital expenditures	(10,880)	(6,257)	(3,797)	—	(20,934)
Proceeds from sale of fixed assets	—	—	1,664	—	1,664
Business acquisitions and other	(294)	(49)	—	61	(282)

Net cash used by investing activities	(11,174)	(6,306)	(2,133)	61	(19,552)

FINANCING ACTIVITIES:
Borrowings (repayments) of long-term debt	—	—	4,610	(4,706)	(96)
Share-based compensation activity, net	3	61	—	(61)	3
Other financing costs	(75)	—	—	—	(75)

Net cash provided (used) by financing activities	(72)	61	4,610	(4,767)	(168)

Effect of exchange rate changes on cash and cash equivalents	—	—	(2,207)	—	(2,207)

Net change in cash and cash equivalents	(3,891)	53	(2,568)	—	(6,406)
Cash and cash equivalents at beginning of period	20,363	17	31,952	—	52,332

Cash and cash equivalents at end of period.	$16,472	$70	$29,384	$—	$45,926

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except per share data, unless otherwise indicated)
(16) Subsequent Event
     In October 2006, the Company increased its investment in Minda from 30% to 49% by purchasing an additional 19% of Minda’s equity for approximately $1,625.

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
     We are an independent designer and manufacturer of highly engineered electrical and electronic components, modules and systems for the automotive, medium– and heavy-duty truck, agricultural and off-highway vehicle markets.
     We recognized net income for the 13-week period ended September 30, 2006 of $4.4 million, or $0.19 per diluted share, compared with net loss of $3.3 million, or $(0.14) per diluted share, for the 13-week period ended October 1, 2005.
     We recognized net income for the 39-week period ended September 30, 2006 of $13.1 million, or $0.56 per diluted share, compared with net income of $3.9 million, or $0.17 per diluted share, for the 39-week period ended October 1, 2005.
     Our third quarter 2006 operating results were unfavorably affected by a number of challenging industry-wide issues, including intense competition, product price reductions, and higher commodity costs. We continuously work to address these challenges by implementing a broad range of initiatives aimed to improve operating performance. During the second quarter of 2006, we employed teams to implement best practices in our underperforming operations and focused our purchasing initiatives to reduce material procurement costs. These challenges were favorably offset by a number of items in the third quarter, including a $2.6 million pretax reduction in our provision for doubtful accounts and a $1.2 million one-time gain related to the settlement of the life insurance benefits portion of a postretirement benefit plan. Our PST joint venture in Brazil continued to perform well during the quarter, resulting in equity earnings of $1.8 million compared with $1.4 million in the previous year.
     On July 29, 2006 we announced that we would begin work on our second major instrument panel assembly contract for the North American commercial vehicle market. Production is expected to begin in the first quarter of 2007 and the contract is expected to contribute net sales of approximately $40.0 million annually at full production. It is currently anticipated that the program will reach full-production levels by 2009.
     In 2007, management expects a significant decline in industry production for medium and heavy trucks as the U.S. adopts more stringent diesel emissions standards. We expect our overall sales decline will be less than the industry production decline as our second instrument panel award and stable demand outside of the United States partially offsets reduced medium- and heavy-duty truck production. Our expected performance will be based on our continued drive toward operational excellence across the organization, ongoing cost reduction initiatives and successful launches of several key products in 2007.
     Significant factors inherent to our markets that could affect our results for 2006 include the financial stability of our customers and suppliers as well as our ability to successfully execute our planned productivity and cost reduction initiatives. We are undertaking these initiatives to mitigate commodity price increases and customer–demanded price reductions. Our results for 2006 also depend on conditions in the automotive and commercial vehicle industries, which are generally dependent on domestic and global economies.
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
     Beginning in 2005, we changed from a calendar year-end to a 52-53 week fiscal year-end. Our fiscal quarters are now comprised of 13-week periods and once every seven years, starting in 2008, the fourth quarter will be 14 weeks in length. The third 13-week period of 2006 and 2005 ended on September 30 and October 1, respectively.

     13 Weeks Ended September 30, 2006 Compared to 13 Weeks Ended October 1, 2005
     Net Sales. Net sales for our reportable segments, excluding inter-segment sales, for the 13 weeks ended September 30, 2006 and October 1, 2005 are summarized in the following table:

	Thirteen Weeks Ended
	September 30,	October 1,	$ Increase /	% Increase /
	2006	2005	(Decrease)	(Decrease)

Vehicle Management & Power Distribution	$103,105	$82,462	$20,643	25.0%
Control Devices	69,246	76,253	(7,007)	(9.2)%

Total net sales	$172,351	$158,715	$13,636	8.6%

     The increase in net sales for our Vehicle Management & Power Distribution segment was primarily due to increased sales to our commercial vehicle customers as North American demand remained strong in the quarter. In addition, new programs in our European operations and a favorable $1.7 million impact from favorable foreign currency exchange rates resulted in increased revenue in the quarter. These favorable factors were partially offset by ongoing product price reductions.
     The decrease in net sales for our Control Devices segment was primarily attributable to unfavorable North American light vehicle production results at our major customers and product price reductions. In addition, the impact from foreign currency exchange rate translation increased our sales by $0.4 million during the quarter.
     Net sales by geographic location for the 13 weeks ended September 30, 2006 and October 1, 2005 are summarized in the following table:

	Thirteen Weeks Ended
	September 30,	October 1,	$ Increase /	% Increase /
	2006	2005	(Decrease)	(Decrease)

North America	$130,941	$128,577	$2,364	1.8%
Europe and other	41,410	30,138	11,272	37.4%

Total net sales	$172,351	$158,715	$13,636	8.6%

     North American sales accounted for 76.0% of total net sales in the third 13 weeks of 2006 compared with 81.0% for the same period in 2005. The $2.4 million increase in North American sales was primarily attributable to increased sales to our commercial vehicle customers as a result of strong North American demand in the quarter. The increase was partially offset by an unfavorable North American light vehicle production mix and product price reductions. Net sales outside North America accounted for 24.0% of total net sales for the 13 weeks ended September 30, 2006 compared to 19.0% for the same period in 2005. Our increase in sales outside of North America for the quarter was primarily due to new product revenues. In addition, the favorable effect of foreign currency exchange rates impacted net sales outside North America by $2.1 million in the quarter.
     Cost of Goods Sold. Cost of goods sold for the 13 weeks ended September 30, 2006 increased by $7.0 million, or 5.5%, to $134.2 million from $127.2 million for the same period in 2005. As a percentage of sales, cost of goods sold decreased to 77.9% from 80.1%. This decrease as a percentage of sales was predominately due to favorable volume and operational improvement. These favorable items were mitigated by ongoing material cost increases and product price reductions. Going forward, we expect that pricing and raw material price increases will continue to affect our gross margin through 2006 and into 2007. Our management team is working to offset these increases through our focused operational improvement efforts and purchasing programs.
     Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses for the 13 weeks ended September 30, 2006 increased by $0.6 million, or 2.1%, to $29.0 million from $28.4 million for the third 13 weeks of 2005. Product development expenses included within SG&A were $9.4 million for the 13 weeks ended September 30, 2006 and $9.5 million for the 13 weeks ended October 1, 2005, respectively. Included in third quarter SG&A was a $1.2 million one-time gain related to the settlement of the life insurance benefits portion of a postretirement benefit plan. Excluding this gain, SG&A expenses increased due to increased marketing and infrastructure costs associated with a new product launch and increased costs associated with a system implementation. As a percentage of sales, SG&A expenses decreased to 16.8% for the third 13 weeks ended September 30, 2006 from 17.9% for the comparable period in 2005.
     Provision for Doubtful Accounts. The provision for doubtful accounts decreased $2.6 million compared to the same time period in 2005. The decrease was due to the bad debt charge associated with the customer bankruptcy filings in the third quarter of 2005 with no such charges during the comparable period in 2006.
     Restructuring Charges, Net. In January 2005, we announced that we would undertake restructuring efforts related to the rationalization of certain manufacturing facilities in the high cost regions of Europe and North America. This rationalization is a result of our cost reduction initiatives. Restructuring charges for the 13 weeks ended September 30, 2006 and October 1, 2005 was $80 and $823, respectively.
     Equity in Earnings of Investees. Equity in earnings of investees was $1.8 million and $1.4 million for the 13 weeks ended September 30, 2006 and October 1, 2005, respectively. The increase of $0.4 million was predominately attributable to the increase in equity earnings recognized from our PST joint venture in Brazil. The increase primarily reflects higher volume for PST’s security product lines.
     Income (Loss) Before Income Taxes. Income (loss) before income taxes is summarized in the following table by reportable segment.

	Thirteen Weeks Ended
	September 30,	October 1,	$ Increase /	% Increase /
	2006	2005	(Decrease)	(Decrease)

Vehicle Management & Power Distribution	$8,204	$(1,239)	$9,443	762.1%
Control Devices	38	(324)	362	111.7%
Other corporate activities	2,716	2,518	198	7.9%
Corporate interest expense	(5,686)	(5,671)	(15)	(0.3)%

Income before income taxes	$5,272	$(4,716)	$9,988	211.8%

     The increase in income before income taxes at the Vehicle Management & Power Distribution reportable segment was primarily the result of increased volume, reduced bad debt provision expenses and operational improvements during the quarter. The improvement was partially offset by unfavorable raw material variances and product price reductions.
     The increase in income before income taxes at the Control Devices reportable segment was primarily the result of improved operating efficiencies at our United Kingdom operation, lower bad debt provision expenses and a reduction in restructuring expenses in the quarter. These factors were partially offset by ongoing product price reductions and increased raw material costs.
     Income (loss) before income taxes for the 13 weeks ended September 30, 2006 for North America increased by $4.8 million to $1.0 million from $(3.8) million for the same period in 2005. The increase in our profitability in North America was primarily attributable to lower bad debt provision expenses, operational improvement and increased commercial vehicle volume. Mitigating factors were unfavorable raw material variances and product price reductions. Income (loss) before income taxes for 2005 outside North America increased by $5.2 million to $4.3 million from $(0.9) million in 2005. The increase in our profitability outside North America was primarily due to the increased sales volume and operational improvement at our United Kingdom operations, which experienced significant operational inefficiencies in the 2005 period.
     Provision (Benefit) for Income Taxes. We recognized a provision (benefit) for income taxes of $0.9 million, or 16.4% of pre-tax income, and $(1.4) million, or (30.2%) of the pre-tax income, for federal, state and foreign income taxes for the 13 weeks ended September 30, 2006 and October 1, 2005, respectively. The increase in the effective tax rate for the 13 weeks ended September 30, 2006 compared to the 13 weeks ended October 1, 2005 was attributable to the improved profitability of the Company.

     39 Weeks Ended September 30, 2006 Compared to 39 Weeks Ended October 1, 2005
     Net Sales. Net sales for our reportable segments, excluding inter-segment sales, for the 39 weeks ended September 30, 2006 and October 1, 2005 are summarized in the following table:

	Thirty-Nine Weeks Ended
	September 30,	October 1,	$ Increase /	% Increase /
	2006	2005	(Decrease)	(Decrease)

Vehicle Management & Power Distribution	$309,012	$281,169	$27,843	9.9%
Control Devices	228,472	238,680	(10,208)	(4.3)%

Total net sales	$537,484	$519,849	$17,635	3.4%

     The increase in net sales for our Vehicle Management & Power Distribution reportable segment was primarily due to increased sales to our commercial vehicle customers as a result of strong demand in North America and new program launches in Europe. This increase was offset by an unfavorable $2.0 million impact from foreign currency exchange rates and ongoing product price reductions.
     The decrease in net sales for our Control Devices reportable segment was primarily attributable to a decline in our customers’ North American light vehicle production schedules and product price reductions. In addition, unfavorable foreign currency exchange rate translation reduced our sales by $0.4 million during the 39 weeks ended September 30, 2006.
     Net sales by geographic location for the 39 weeks ended September 30, 2006 and October 1, 2005 are summarized in the following table:

	Thirty-Nine Weeks Ended
	September 30,	October 1,	$ Increase /	% Increase /
	2006	2005	(Decrease)	(Decrease)

North America	$415,356	$411,168	$4,188	1.0%
Europe and other	122,128	108,681	13,447	12.4%

Total net sales	$537,484	$519,849	$17,635	3.4%

     North American sales accounted for 77.3% of total net sales in the 39 weeks ended September 30, 2006 compared with 79.1% for the same period in 2005. The $4.2 million increase in North American sales was primarily attributable to increased sales to our commercial vehicle customers as a result of strong North American demand. The increase was partially offset by an unfavorable North American light vehicle production and product price reductions. Net sales outside North America accounted for 22.7% of total net sales for the 39 weeks ended September 30, 2006 compared to 20.9% for the same period in 2005. The increase in sales outside North America was primarily due to new product revenues, offset partially by unfavorable foreign currency exchange rates. In addition, the unfavorable effect of foreign currency exchange rates impacted net sales outside North America by $2.4 million for the 39 weeks ended September 30, 2006.
     Cost of Goods Sold. Cost of goods sold for the 39 weeks ended September 30, 2006 increased by $13.4 million, or 3.3%, to $414.6 million from $401.2 million for the same period in 2005. As a percentage of sales, cost of goods sold decreased slightly to 77.1% from 77.2%. This decrease as a percentage of sales was predominately due to operational improvement and increased sales volume. Offsetting these factors were unfavorable material price variances resulting from raw material price increases and product price reductions. Going forward, we expect that pricing and raw material price challenges will continue to affect our gross margin through 2006 and into 2007. Our management team is working to offset these pressures through our focused operational improvement efforts and purchasing programs.
     Selling, General and Administrative Expenses. SG&A expenses for the 39 weeks ended September 30, 2006 increased by $2.4 million, or 2.7%, to $91.3 million from $88.9 million for the same period in 2005. Product development expenses included in SG&A were $29.9 million for the 39 weeks ended September 30, 2006 and $30.5 million for the 39 weeks ended October 1, 2005, respectively. Included in product development expenses in the 39 weeks ended September 30, 2005, were expenditures incurred to obtain certification for a key product in Europe, which was certified in 2005. The increase in non-product development SG&A expenses in 2006 compared with 2005 is primarily attributable to the non-recurrence of favorable legal and commercial settlements in 2005. As a percentage of sales, SG&A expenses decreased to 17.0% for the 39 weeks ended September 30, 2006 from 17.1% for the same period in 2005.
     Provision for Doubtful Accounts. The provision for doubtful accounts decreased $3.1 million compared to the same time period in 2005. The decrease was due to the bad debt charge associated with customer bankruptcies in the second and third quarter of 2005 exceeding the bad debt charge associated with a customer bankruptcy in the first quarter of 2006.
     Restructuring Charges, Net. In January 2005, we announced that we would undertake restructuring efforts related to the rationalization of certain manufacturing facilities in the high cost regions of Europe and North America. This rationalization is a result of our cost reduction initiatives. Restructuring charges for the 39 weeks ended September 30, 2006 and October 1, 2005 was $154 and $4,627, respectively.
     Gain on Sale of Property, Plant and Equipment. Gain on sale of property, plant and equipment was $1.5 million for the 39 weeks ended September 30, 2006 and is the result of the sale of land and a building adjacent to our Sarasota, Florida, location. Gain on sale of property, plant and equipment was $0.3 million for the 39 weeks ended October 1, 2005 and is the result of the sale of a facility in the United Kingdom.
     Equity in Earnings of Investees. Equity in earnings of investees was $4.8 million and $3.2 million for the 39 weeks ended September 30, 2006 and October 1, 2005, respectively. The increase of $1.6 million was predominately attributable to the increase in equity earnings recognized from our PST joint venture in Brazil. The increase primarily reflects higher volume for PST’s security product lines.
     Income Before Income Taxes. Income before income taxes is summarized in the following table by reportable segment.

	Thirty-Nine Weeks Ended
	September 30,	October 1,	$ Increase /	% Increase /
	2006	2005	(Decrease)	(Decrease)

Vehicle Management & Power Distribution	$23,248	$15,274	$7,974	52.2%
Control Devices	8,944	2,570	6,374	248.0%
Other corporate activities	2,913	7,126	(4,213)	(59.1)%
Corporate interest expense	(17,185)	(17,395)	210	1.2%

Income before income taxes	$17,920	$7,575	$10,345	136.6%

     The increase in income before income taxes at the Vehicle Management & Power Distribution reportable segment was primarily the result of increased sales volume, a reduction in bad debt provision, and operational improvement. Offsetting these gains were unfavorable raw material variances and product price reductions.
     The increase in income before income taxes at the Control Devices reportable segment was primarily the result of improved operating efficiencies at our United Kingdom operation and a reduction in restructuring and bad debt expenses. These factors were partially offset by ongoing product price reductions and increased raw material costs.
     Income before income taxes for the 39 weeks ended September 30, 2006 for North America decreased by $2.8 million to $6.9 million from $9.7 million for the same period in 2005. The decrease in our profitability in North America was primarily attributable to unfavorable raw material variances, ongoing operating inefficiencies at our Mexican operations and product price reductions. Income before income taxes for 2006 outside North America increased by $13.1 million to $11.0 million from $(2.1) million in 2005. The increase in our profitability outside North America was primarily due to the operational improvement at our United Kingdom operations, which experienced significant operational inefficiencies in the 2005 period, and increased sales volume.
     Provision for Income Taxes. We recognized a provision for income taxes of $4.9 million, or 27.1% of pre-tax income, and $3.7 million, or 48.6% of the pre-tax income, for federal, state and foreign income taxes for the 39 weeks ended September 30, 2006 and October 1, 2005, respectively. The decrease in the effective tax rate for the 39 weeks ended September 30, 2006 compared to the 39 weeks ended October 1, 2005 was primarily attributable to the improved performance of the United Kingdom operations thus reducing the impact on the effective tax rate of the current year valuation allowance provided. Additionally, the effective tax rate was favorably impacted by a reduction in accrued income taxes due to the expiration of certain statutes of limitation.
     Liquidity and Capital Resources
     Net cash provided by operating activities was $22.6 million and $15.5 million for the 39 weeks ended September 30, 2006 and October 1, 2005, respectively. The increase in net cash provided by operating activities of $7.1 million was primarily due to improvements in net income. Higher accounts receivable and inventory cash requirements were largely offset by favorable changes in accounts payable and prepaid expenses.
     Net cash used by investing activities was $18.2 million and $19.6 million for the 39 weeks ended September 30, 2006 and October 1, 2005, respectively. The decrease in net cash used by investing activities of $1.4 million was attributable to a decrease in capital expenditures during the 39 week period. During the 2006 period, major capital spending initiatives included the launch of new products in the areas of customer-actuated switches, power distribution systems and sensor products. In addition, in February 2006, we invested approximately $1.0 million for an additional 10% stake in our Minda Instruments Limited joint venture. Capital spending and investment spending was offset by $2.3 million in proceeds from a property sale in the first quarter of 2006.
     Net cash used by financing activities for the 39 weeks ended September 30, 2006 was $0.1 million, and primarily related to fees for the completion of our credit agreement amendment during the first quarter.
     Our credit facilities contain various covenants that require, among other things, the maintenance of certain specified ratios of consolidated total debt to consolidated EBITDA, interest coverage and fixed charge coverage. Restrictions also include limits on capital expenditures, operating leases and dividends. We were in compliance with all covenants at September 30, 2006. On March 7, 2006, we amended our credit agreement dated May 1, 2002. The amendment modifies certain financial covenant requirements, changes certain reporting requirements, sets borrowing levels based on certain asset levels and prohibits us from repurchasing, repaying or redeeming any of our outstanding subordinated notes unless certain covenant levels are met.
     Future capital expenditures are expected to be consistent with recent levels and future organic growth is expected to be funded through cash flows from operations. Management will continue to focus on reducing its weighted average cost of capital and believes that cash flows from operations and the availability of funds from our credit facilities will provide sufficient liquidity to meet our future growth and operating needs. As outlined in Note 6 to our financial statements, the Company is a party to a $100.0 million revolving credit facility. On March 7, 2006, the Company amended the credit agreement, which, among other things, gave the Company substantially all of its borrowing capacity on the $100.0 million credit facility. As of September 30, 2006, $96.7 of the $100.0 million was available.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Interest Rate Risk
     From time to time, we are exposed to certain market risks, primarily resulting from the effects of changes in interest rates. At September 30, 2006, however, all of our debt was fixed rate debt. At this time, we do not intend to use financial instruments to manage this risk.
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
     Foreign Currency Exchange Risk
     Our risks related to foreign currency exchange rates have historically not been material; however, given the current economic climate, we are monitoring this risk. We use derivative financial instruments, including foreign currency forward and option contracts, to mitigate our exposure to fluctuations in foreign currency exchange rates by reducing the effect of such fluctuations on foreign currency denominated intercompany transactions and other known foreign currency exposures. As discussed in Note 3 to our condensed consolidated financial statements, we have entered into foreign currency forward contracts with a notional value of $15,044 to reduce exposure related to our Swedish krona- and British pound-denominated intercompany loans. The estimated fair value of these contracts at September 30, 2006, per quoted market sources, was approximately $(311). Our foreign currency option contracts have a notional value of $56 and reduce the risk associated with our other known foreign currency exposures related to the Mexican peso. The estimated fair value of these contracts at September 30, 2006, per quoted market sources, was approximately $12. We do not expect the effects of this risk to be material in the future based on the current operating and economic conditions in the countries in which we operate. Furthermore, a hypothetical pre-tax gain or loss in fair value from a 10.0% favorable or adverse change in quoted exchange rates would not significantly affect our results of operations, financial position or cash flows.

Item 4. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures
     As of September 30, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (CEO) and chief financial officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006.
     Changes in Internal Control Over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting during the 13 weeks ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
     The Company is involved in certain legal actions and claims arising in the ordinary course of business. The Company, however, does not believe that any of the litigation in which it is currently engaged, either individually or in the aggregate, will have a material adverse effect on its business, consolidated financial position or results of operations. The Company is subject to the risk of exposure to product liability claims in the event that the failure of any of its products causes personal injury or death to users of the Company’s products and there can be no assurance that the Company will not experience any material product liability losses in the future. In addition, if any of the Company’s products prove to be defective, the Company may be required to participate in government-imposed or other instituted recalls involving such products. The Company maintains insurance against such liability claims.
Item 1A. Risk Factors.
     There were no material changes from risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.
Item 6. Exhibits.
     Reference is made to the separate, “Index to Exhibits,” filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONERIDGE, INC.
Date: November 6, 2006	/s/ John C. Corey
John C. Corey
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 6, 2006	/s/ George E. Strickler
George E. Strickler
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

10.1	Outside Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 26, 2006).

10.2	Employees’ Deferred Compensation Plan (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on July 26, 2006).

10.3	Form of 2006 Restricted Shares Grant Agreement (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on July 26, 2006).

10.4	Form of 2006 Directors’ Restricted Shares Grant Agreement (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on July 26, 2006).

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.