Form 10-K
period 2006-12-31
STONERIDGE INC
filed 2007-03-16
CIK 1043337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
     As of July 1, 2006, the aggregate market value of the registrant’s Common Shares, without par value, held by non-affiliates of the registrant was approximately $112.6 million. The closing price of the Common Shares on June 30, 2006 as reported on the New York Stock Exchange was $8.30 per share. As of July 1, 2006, the number of Common Shares outstanding was 23,225,949.
     The number of Common Shares, without par value, outstanding as of February 16, 2007 was 23,804,417.
DOCUMENTS INCORPORATED BY REFERENCE
     Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2007, into Part III, Items 10, 11, 12, 13 and 14.

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
     Products
     We conduct our business in two reportable segments: Vehicle Management & Power Distribution and Control Devices. Under the provisions of Statement Financial of Accounting Standard (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, two of the Company’s four operating segments are aggregated into the Vehicle Management & Power Distribution reportable segment and two are aggregated into the Control Devices reportable segment. The core products of the Vehicle Management & Power Distribution reportable segment include vehicle electrical power and distribution systems and electronic instrumentation and information display products. The core products of the Control Devices reportable segment include electronic and electrical switch products, actuator products and sensor products. We design and manufacture the following vehicle parts:
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
     Control Devices. The Control Devices reportable segment produces products that monitor, measure or activate a specific function within the vehicle. Product lines included within the Control Devices segment are sensors, switches, actuators, as well as other electronic products. Sensor products are employed in most major vehicle systems, including the emissions, safety, powertrain, braking, climate control, steering and suspension systems. Switches transmit a signal that activates specific functions. Hidden switches are not typically seen by vehicle passengers, but are used to activate or deactivate selected functions. Customer activated switches are used by a vehicle’s operator or passengers to manually activate headlights, rear defrosters and other accessories. In addition, the Control Devices segment designs and manufactures electromechanical actuator products that enable users to deploy power functions in a vehicle and can be designed to integrate switching and control functions. We sell these products principally to the automotive market.

     The following table presents core product lines by reportable segment, as a percentage of net sales:

	For the Fiscal Years Ended
	December 31,
	2006	2005	2004
Vehicle Management & Power Distribution:
Vehicle electrical and power distribution systems	32%	29%	28%
Electronic instrumentation and information display products	25	24	24

Total	57%	53%	52%

Control Devices:
Actuator and sensor products	18%	21%	20%
Switch and sensor products	25	26	28

Total	43%	47%	48%

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
     Industry Cyclicality and Seasonality
     The markets for products in both of our reportable segments have historically been cyclical. Because these products are used principally in the production of vehicles for the automotive, medium- and heavy-duty truck, agricultural and off-highway vehicle markets, sales, and therefore results of operations, are significantly dependent on the general state of the economy and other factors, which affect these markets. A decline in automotive, medium- and heavy-duty truck, agricultural and off-highway vehicle production of our principal customers could adversely impact the Company. Approximately 38%, 43% and 46% of our net sales in 2006, 2005 and 2004, respectively, were made to the automotive market. Approximately 62%, 57% and 54% of our net sales in 2006, 2005 and 2004, respectively, were derived from the medium- and heavy-duty truck, agricultural and off-highway vehicle markets.
     We typically experience decreased sales during the third calendar quarter of each year due to the impact of scheduled OEM plant shutdowns in July for vacations and new model changeovers. The fourth quarter is similarly impacted by plant shutdowns for the holidays.

     Customers
     We are dependent on a small number of principal customers for a significant percentage of our sales. The loss of any significant portion of our sales to these customers or the loss of a significant customer would have a material adverse impact on the financial condition and results of operations of the Company. We supply numerous different parts to each of our principal customers. Contracts with several of our customers provide for supplying their requirements for a particular model, rather than for manufacturing a specific quantity of products. Such contracts range from one year to the life of the model, which is generally three to seven years. Therefore, the loss of a contract for a major model or a significant decrease in demand for certain key models or group of related models sold by any of our major customers could have a material adverse impact on the Company. We may also enter into contracts to supply parts, the introduction of which may then be delayed or not used at all. We also compete to supply products for successor models and are therefore subject to the risk that the customer will not select the Company to produce products on any such model, which could have a material adverse impact on the financial condition and results of operations of the Company. In addition, we sell products to other customers that are ultimately sold to our principal customers.
     The following table presents the Company’s principal customers, as a percentage of net sales:

	For the Fiscal Years Ended
	December 31,
	2006	2005	2004
Navistar International	25%	22%	21%
DaimlerChrysler	10	12	11
Ford Motor Company	6	7	7
MAN AG	6	2	2
Deere & Company	6	6	6
General Motors	5	5	7
Other	42	46	46

Total	100%	100%	100%

     Backlog
     Our products are produced from readily available materials and have a relatively short manufacturing cycle; therefore our products are not on backlog status. Each of our production facilities maintains its own inventories and production schedules. Production capacity is adequate to handle current requirements and can be expanded to handle increased growth if needed.
     Competition
     Markets for our products in both reportable segments are highly competitive. The principle methods of competition are quality, service, price, timely delivery and technological innovation. We compete for new business both at the beginning of the development of new models and upon the redesign of existing models. New model development generally begins two to five years before the marketing of such models to the public. Once a supplier has been selected to provide parts for a new program, an OEM customer will usually continue to purchase those parts from the selected supplier for the life of the program, although not necessarily for any model redesigns.
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
     Control Devices. Our primary competitors include Bosch, Cherry, CTS, Delphi, Denso, Lear, Methode, Sensata and Siemens VDO.

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
     We use efficient and quality oriented work processes to address our customers’ high standards. Our product development technical resources include a full complement of computer-aided design and engineering (“CAD/CAE”) software systems, including (i) virtual three-dimensional modeling, (ii) functional simulation and analysis capabilities and (iii) data links for rapid prototyping. These CAD/CAE systems enable the Company to expedite product design and the manufacturing process to shorten the development time and ultimately time to market.
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
     We have invested, and will continue to invest in technology to develop new products for our customers. Research and development costs incurred in connection with the development of new products and manufacturing methods, to the extent not recoverable from the customer, are charged to selling, general and administrative expenses, as incurred. Such costs amounted to approximately $40.8 million, $39.2 million and $36.1 million for 2006, 2005 and 2004, respectively, or 5.8%, 5.8% and 5.3% of net sales for these periods.
     We will shift more of our investment spending toward design and development of new products rather than focusing on sustaining existing product programs for specific customers. This shift is essential to the future growth of the Company. However, the typical product development process takes three to five years to show tangible results. As part of our effort to shift our investment spending, we have reviewed our current product portfolio and we are adjusting our spending to either accelerate or eliminate our investment in these products, based on our position in the market and the potential of the market and product.
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
     Employees
     As of December 31, 2006, we had approximately 6,000 employees, approximately 1,450 of whom were salaried and the balance of whom were paid on an hourly basis. Except for certain employees located in Mexico, Sweden, and the United Kingdom, our employees are not represented by a union. Our unionized workers are not covered by collective bargaining agreements. We believe that relations with our employees are good.

     Joint Ventures
     We form joint ventures in order to achieve several strategic objectives including gaining access to new markets, exchanging technology and intellectual capital, broadening our customer base and expanding our product offerings. Specifically we have formed joint ventures in Brazil, PST Indústria Eletrônica da Amazônia Ltda. (“PST”), and India, Minda Instruments Ltd. (“Minda”), and continue to explore similar business opportunities in other global markets. We have a 50% interest in PST and a 49% interest in Minda. We entered into our PST joint venture in October 1997 and our Minda joint venture in August 2004. Each of these investments is accounted for using the equity method of accounting.
     Our joint ventures have contributed positively to our financial results in 2006 and 2005. In Brazil, our PST joint venture, which serves the vehicle electrical and electronic markets as well as the vehicle security system aftermarket, contributed $6.8 million and $4.0 million of equity earnings in 2006 and 2005, respectively. The increase in earnings at PST was primarily the result of a $23.3 million increase in net sales to $94.1 million in 2006 from $70.8 million in 2005. We also received divided payments of $3.7 million and $2.2 million from PST in 2006 and 2005, respectively. During 2006, we increased our ownership in Minda, which produces electronic instrumentation products for the truck and automotive markets in India, from 20% to 49% for $2.6 million in cash. Minda contributed $0.4 million and $0.1 million of equity earnings in 2006 and 2005, respectively.
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
     The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company.

Item 1A. Risk Factors.
The loss or insolvency of any of our major customers would adversely affect our future results.
     We are dependent on a small number of principal customers for a significant percentage of our net sales. In 2006, Navistar International, DaimlerChrysler, Ford Motor Company, MAN AG, Deere & Company and General Motors accounted for 25%, 10%, 6%, 6%, 6% and 5%, respectively, of our net sales. The loss of any significant portion of our sales to these customers or any other significant customers would have a material adverse impact on our results of operations and financial condition. The contracts we have entered into with many of our customers provide for supplying the customers’ requirements for a particular model, rather than for manufacturing a specific quantity of products. Such contracts range from one year to the life of the model, which is generally three to seven years. These contracts are subject to renegotiation, which may affect product pricing and generally may be terminated by our customers at any time. Therefore, the loss of a contract for a major model or a significant decrease in demand for certain key models or group of related models sold by any of our major customers could have a material adverse impact on our results of operations and financial condition by reducing cash flows and our ability to spread costs over a larger revenue base. We also compete to supply products for successor models and are subject to the risk that the customer will not select us to produce products on any such model, which could have a material adverse impact on our results of operations and financial condition. In addition, we have significant receivable balances related to these customers and other major customers that would be at risk in the event of their bankruptcy.
Our business is cyclical and seasonal in nature and downturns in the automotive, medium- and heavy-duty truck, agricultural and off-road vehicle industries could reduce the sales and profitability of our business.
     The demand for our products is largely dependent on the domestic and foreign production of automobiles, medium- and heavy-duty trucks, agricultural and off-road vehicles. The markets for our products have historically been cyclical, because new vehicle demand is dependent on, among other things, consumer spending and is tied closely to the overall strength of the economy. Because our products are used principally in the production of vehicles for the automotive, medium- and heavy-duty truck, agricultural and off-road vehicle markets, our sales, and therefore our results of operations, are significantly dependent on the general state of the economy and other factors which affect these markets. A decline in automotive, medium- and heavy-duty truck, agricultural and off-highway vehicle production could adversely impact our results of operations and financial condition. In 2006, approximately 38% of our net sales were made to the automotive market and approximately 62% were derived from the medium- and heavy-duty truck, agricultural and off-highway vehicle markets. Seasonality experienced by the automotive industry also impacts our operations. We typically experience decreased sales during the third quarter of each year due to the impact of scheduled OEM customer plant shutdowns in July for vacations and new model changeovers. The fourth quarter is also impacted by plant shutdowns for the holidays.
Consolidation among vehicle parts customers and suppliers could make it more difficult for us to compete favorably.
     Since the early 1980’s the vehicle part supply industry has undergone a significant consolidation as OEM customers have sought to lower costs, improve quality and increasingly purchase complete systems and modules rather than separate components. As a result of the cost focus of these major customers, we have been, and expect to continue to be, required to reduce prices. Because of these competitive pressures, we cannot assure you that we will be able to increase or maintain gross margins on product sales to our customers. The trend toward consolidation among vehicle parts suppliers is resulting in fewer, larger suppliers who benefit from purchasing and distribution economies of scale. If we cannot achieve cost savings and operational improvements sufficient to allow us to compete favorably in the future with these larger, consolidated companies, our results of operations and financial condition could be adversely affected.
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
     As of December 31, 2006, we had approximately 6,000 employees, approximately 1,450 of whom were salaried and the balance of whom were paid on an hourly basis. Certain employees located in Mexico, Sweden, and the United Kingdom are represented by a union but not collective bargaining agreements. We cannot assure you that our employees will not be covered by collective bargaining agreements in the future or that any of our facilities will not experience a work stoppage or other labor disruption. Any prolonged labor disruption involving our employees, employees of our customers, a large percentage of which are covered by collective bargaining agreements, or employees of our suppliers could have a material adverse impact on our results of operations and financial condition by disrupting our ability to manufacture our products or the demand for our products.
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
     Approximately 24% of our net sales in 2006 were derived from sales of our European and other international operations, and European and other international non-current assets accounted for approximately 13% of our non-current assets as of December 31, 2006. International sales and operations are subject to significant risks, including, among others:
•	political and economic instability;

•	restrictive trade policies;

•	economic conditions in local markets;

•	currency exchange controls;

•	labor unrest;

•	difficulty in obtaining distribution support and potentially adverse tax consequences; and

•	the imposition of product tariffs and the burden of complying with a wide variety of international and U.S. export laws.
     Additionally, to the extent any portion of our net sales and expenses are denominated in currencies other than the U.S. dollar, changes in exchange rates could have a material adverse affect on our results of operations and financial condition.
The prices that we can charge some of our customers are predetermined and we bear the risk of costs in excess of our estimates.
     Our supply agreements with some of our customers require us to provide our products at predetermined prices. In some cases, these prices decline over the course of the contract and may require us to meet certain productivity, cost reduction targets. In addition, our customers may require us to share productivity savings in excess of our cost reduction targets. The costs that we incur in fulfilling these contracts may vary substantially from our initial estimates. Unanticipated cost increases or the inability to meet certain cost reduction targets may occur as a result of several factors, including increases in the costs of labor, components or materials. In some cases, we are permitted to pass on to our customers the cost increases associated with specific materials. Cost overruns that we cannot pass on to our customers could adversely affect our business, results of operations and financial condition.
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
Item 1B. Unresolved Staff Comments.
     None.

Item 2. Properties.
     The Company and our joint ventures currently own or lease 22 manufacturing facilities, which together contain approximately 1.8 million square feet of manufacturing space. Of these manufacturing facilities, ten are used by our Vehicle Management & Power Distribution reportable segment, nine are used by our Control Devices reportable segment and three are owned by our joint venture companies. The following table provides information regarding our facilities:

	Owned/		Square
Location	Leased	Use	Footage
Vehicle Management & Power Distribution
Portland, Indiana	Owned	Manufacturing	182,000
Juarez, Mexico	Owned	Manufacturing/Division Office	178,000
Chihuahua, Mexico	Owned	Manufacturing/Warehouse	135,447
El Paso, Texas	Leased	Warehouse	93,000
Orebro, Sweden	Leased	Manufacturing	77,472
Monclova, Mexico	Leased	Manufacturing	68,436
Orwell, Ohio	Owned	Manufacturing	62,000
Chihuahua, Mexico	Leased	Manufacturing/Warehouse	49,250
Stockholm, Sweden	Leased	Engineering Office/Division Office	41,979
Dundee, Scotland	Leased	Manufacturing/Division Office	30,000
Tallinn, Estonia	Leased	Manufacturing/Office/Warehouse	28,352
Warren, Ohio	Leased	Division Office	24,570
Tallinn, Estonia	Leased	Manufacturing/Warehouse	21,635
Chihuahua, Mexico	Leased	Warehouse	10,000
Bayonne, France	Leased	Sales Office/Warehouse	8,267
Madrid, Spain	Leased	Sales Office/Warehouse	1,560
Stuttgart, Germany	Leased	Sales Office/Engineering Office	1,000
Control Devices
Lexington, Ohio	Owned	Manufacturing/Division Office	152,742
Canton, Massachusetts	Owned	Manufacturing/Division Office	132,560
Boston, Massachusetts	Owned	Manufacturing/ (Vacant)	130,000
Sarasota, Florida	Owned	Manufacturing/Division Office	115,000
Mitcheldean, England	Leased	Manufacturing/Division Office	74,790
Cheltenham, England	Leased	Manufacturing/ (Vacant)	58,500
Canton, Massachusetts	Leased	Manufacturing	58,077
Suzhou, China	Leased	Manufacturing/Division Office	18,923
Juarez, Mexico	Leased	Warehouse	12,884
Lexington, Ohio	Owned	Manufacturing	10,120
Sarasota, Florida	Owned	Warehouse	7,500
Lexington, Ohio	Leased	Warehouse	5,000
Corporate
Novi, Michigan	Leased	Sales Office/Engineering Office	9,400
Warren, Ohio	Owned	Headquarters	7,500
Shanghai, China	Leased	Purchasing Office/Sales Office	270
Joint Ventures
Manaus, Brazil	Owned	Manufacturing/Fabricating/Warehouse	73,550
Pune, India	Owned	Manufacturing/Engineering/Purchasing/Sales/Warehouse	61,000
São Paulo, Brazil	Owned	Manufacturing/Purchasing/Engineering/Sales	38,632

Item 3. Legal Proceedings.
     The Company is involved in certain legal actions and claims arising in the ordinary course of business. The Company, however, does not believe that any of the litigation in which it is currently engaged, either individually or in the aggregate, will have a material adverse effect on its business, consolidated financial position or results of operations. The Company is subject to the risk of exposure to product liability claims in the event that the failure of any of its products causes personal injury or death to users of the Company’s products and there can be no assurance that the Company will not experience any material product liability losses in the future. The Company maintains insurance against such product liability claims. In addition, if any of the Company’s products prove to be defective, the Company may be required to participate in the government-imposed or OEM customer-instituted recall involving such products.
Item 4. Submission of Matters to a Vote of Security Holders.
     No matters were submitted to a vote of security holders during the fourth quarter of 2006.
Executive Officers of the Company
     Each executive officer of the Company is appointed by the Board of Directors, serves at its pleasure and holds office until a successor is appointed, or until the earlier of death, resignation or removal. The Board of Directors generally appoints executive officers annually. The executive officers of the Company are as follows:

Name	Age	Position
John C. Corey	59	President, Chief Executive Officer and Director
George E. Strickler	59	Executive Vice President, Chief Financial Officer and Treasurer
Edward F. Mosel	58	Vice President and President of the Control Devices Division
Thomas A. Beaver	53	Vice President of Global Sales and Systems Engineering
Andrew Mark Oakes	48	Vice President and General Manager of China Operations
Mark J. Tervalon	40	Vice President and President of the Vehicle Management & Power Distribution Division
     John C. Corey, President, Chief Executive Officer and Director. Mr. Corey has served as President and Chief Executive Officer since being appointed by the Board of Directors in January 2006. Mr. Corey has served as a Director on the Board of Directors since January 2004. Prior to his employment with the Company, Mr. Corey served from October 2000, as President and Chief Executive Officer and Director of Safety Components International, a supplier of airbags and components, with worldwide operations.
     George E. Strickler, Executive Vice President, Chief Financial Officer and Treasurer. Mr. Strickler has served as Executive Vice President and Chief Financial Officer since joining the Company in January of 2006. Mr. Strickler was appointed Treasurer of the Company in February 2007. Prior to his employment with the Company, Mr. Strickler served as Executive Vice President and Chief Financial Officer for Republic Engineered Products, Inc. (“Republic”), from February 2004 to January of 2006. Before joining Republic, Mr. Strickler was BorgWarner Inc.’s Executive Vice President and Chief Financial Officer from February 2001 to November 2003.
     Edward F. Mosel, Vice President and President of the Control Devices Division. Mr. Mosel has served as President of the Control Devices Division and Vice President of the Company since August of 2006. Prior to this time, Mr. Mosel served as Vice President of Pollak Sales and Marketing from 1987 to 1993, Vice President and General Manager of Pollak Central Services from 1993 to 1995, Vice President and General Manager of the Switch Products Division from 1996 to 2000, Vice President and General Manager of the Switch and Sensor Products Group from 2001 to 2003, and Executive Vice President and Chief Operating Officer of the Company from 2003 to 2004.
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

     Andrew Mark Oakes, Vice President and General Manager of China Operations. Mr. Oakes has served as Chairman and General Manager of Stoneridge Asia Pacific Electronics (Suzhou) Co., Ltd., a Stoneridge wholly owned subsidiary undergoing start-up in China since September 2005, and in August 2006 he assumed additional duties as Vice President and General Manager of Stoneridge China Business Development and Purchasing Operations. Prior to that, Mr. Oakes served as Vice President and General Manager of the Actuator & Sensor Products Group from 2001 to July 2006 and as General Manager of the Actuator Products Division from 1996 to 2000.
     Mark J. Tervalon, Vice President and President of the Vehicle Management & Power Distribution Division. Mr. Tervalon served as President of the Vehicle Management & Power Distribution Division and Vice President of the Company since August of 2006. Prior to that, Mr. Tervalon served as Vice President and General Manager of the Electronic Products Division from May 2002 to December 2003 when he became Vice President and General Manager of the Stoneridge Electronics Group. Mr. Tervalon served as a Vice President and General Manager at Power-One, Inc. from August 1998 to November 2001.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     Our shares are listed on the New York Stock Exchange (“NYSE”) under the symbol “SRI.” As of February 16, 2007, we had 23,804,417 Common Shares without par value, issued and outstanding, which were owned by approximately 300 registered holders, including Common Shares held in the names of brokers and banks (so-called “street name” holdings) who are record holders with approximately 2,000 beneficial owners.
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
     High and low sales prices (as reported on the NYSE composite tape) for our Common Shares for each quarter ended during 2006 and 2005 are as follows:

		High	Low
2006	April 1	$7.11	$4.95
	July 1	$8.45	$5.60
	September 30	$9.89	$7.05
	December 31	$8.32	$6.71

2005	April 2	$15.20	$11.20
	July 2	$12.47	$6.10
	October 1	$10.40	$6.60
	December 31	$8.80	$5.95
     The Company did not repurchase any Common Shares in 2006 or 2005.
     Set forth below is a line graph comparing the cumulative total return of a hypothetical investment in our Common Shares with the cumulative total return of hypothetical investments in the NYSE Market Index and the Hemscott Group-Industry Group 333 (Automotive Parts) Index based on the respective market price of each investment at December 31, 2001, 2002, 2003, 2004, 2005 and 2006, assuming in each case an initial investment of $100 on December 31, 2001, and reinvestment of dividends.

	2001	2002	2003	2004	2005	2006
Stoneridge, Inc.	100.00	130.77	165.38	166.26	72.75	90.00
Hemscott Group Index	100.00	89.18	131.69	135.54	120.5	135.77
NYSE Market Index	100.00	81.69	105.82	119.5	129.37	151.57

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

	For the Fiscal Years Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Statement of Operations Data:
Net sales:
Vehicle Management & Power Distribution	$425,185	$375,226	$368,625	$289,653	$273,654
Control Devices	304,804	316,064	331,622	333,051	377,021
Eliminations	(21,290)	(19,706)	(18,452)	(16,039)	(14,168)

Consolidated	$708,699	$671,584	$681,795	$606,665	$636,507

Gross profit	$158,906	$148,588	$174,987	$156,030	$165,319

Operating income (loss) (A)	$35,063	$23,303	$(125,570)	$58,370	$74,320

Income (loss) before income taxes and cumulative effect of accounting change (A)
Vehicle Management & Power Distribution	$24,473	$13,573	$29,623	$13,772	$9,168
Control Devices	10,396	5,640	(150,021)	48,033	69,366
Other corporate activities	6,392	8,217	(4,477)	(3,644)	(7,344)
Corporate interest	(21,622)	(22,994)	(24,281)	(27,141)	(33,101)
Loss on extinguishment of debt (B)	—	—	—	—	(5,771)

Consolidated	$19,639	$4,436	$(149,156)	$31,020	$32,318

Income (loss) before cumulative effect of accounting change (C)	$14,513	$933	$(92,503)	$21,379	$21,056

Net income (loss) (C)	$14,513	$933	$(92,503)	$21,379	$(48,778)

Basic income (loss) before cumulative effect of accounting change per share	$0.63	$0.04	$(4.09)	$0.95	$0.94

Diluted income (loss) before cumulative effect of accounting change per share	$0.63	$0.04	$(4.09)	$0.94	$0.93

Basic net income (loss) per share	$0.63	$0.04	$(4.09)	$0.95	$(2.18)

Diluted net income (loss) per share	$0.63	$0.04	$(4.09)	$0.94	$(2.16)

Other Data:
Product development expenses	$40,840	$39,193	$36,145	$28,714	$25,332
Capital expenditures	25,895	28,934	23,917	26,382	14,656
Depreciation and amortization (D)	26,180	26,157	24,802	22,188	21,900

Balance Sheet Data (at period end):
Working capital	$135,915	$116,689	$123,317	$72,832	$87,112
Total assets	501,807	463,038	473,001	573,001	564,461
Long-term debt, less current portion	200,000	200,000	200,052	200,245	248,918
Shareholders’ equity	178,622	153,991	155,605	243,406	215,902

(A)	Our 2004 operating loss, loss before income taxes and cumulative effect of accounting change, net loss, and related basic and diluted loss per share amounts include a non-cash, pre-tax goodwill impairment loss of $183,450, which was recorded in the fourth quarter of 2004.

(B)	During the second quarter of 2002, the Company recognized a non-cash, pre-tax loss on extinguishment of debt of $5,771, as the result of an early extinguishment of debt.

(C)	In accordance with the transition provisions of Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, we determined during 2002 that the carrying value of the Company’s goodwill exceeded its fair value. Effective January 1, 2002, we recorded a non-cash, after-tax impairment charge of $69,834 as a cumulative effect of accounting change.

(D)	These amounts represent depreciation and amortization on fixed and finite-lived intangible assets.

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
     Our net income for the year ended December 31, 2006 was $14.5 million, or $0.63 per diluted share, compared with net income of $0.9 million, or $0.04 per diluted share, for 2005.
     Our 2006 operating results were favorably affected by a number of items, including improved operational performance at our United Kingdom facility and increased commercial vehicle volumes in North America and Europe. Our results were also favorably impacted by a $4.5 million pretax reduction in our restructuring expense and a $3.5 million pretax reduction in our bad debt expense. Furthermore, our PST Indústria Eletrônica da Amazônia Ltda. (“PST”) joint venture in Brazil continued to perform well, resulting in equity earnings of $6.8 million compared with $4.0 million in the previous year.
     These benefits were mitigated by a number of challenging industry-wide issues, including intense competition, product price reductions, and higher commodity costs. We continuously work to address these challenges by implementing a broad range of initiatives aimed to improve operating performance. During 2006, we employed teams to implement best practices in our underperforming operations and focused our purchasing initiatives to reduce material procurement costs. Our operational improvements and working capital management yielded a $27.4 million increase in cash flow from operating activities increased to $46.5 million and $19.1 million for the fiscal years ended December 31, 2006 and 2005, respectively.
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
     In 2007, management expects a significant decline in North American production for medium- and heavy-trucks as more stringent diesel emissions standards become effective in the U.S. We expect our overall sales decline will be less than the industry production decline because our second instrument panel award and stable demand outside the U.S. partially offsets reduced North American medium- and heavy-duty truck production. Our expected performance will be based on our continued drive toward operational excellence across the organization, ongoing cost reduction initiatives and successful launches of several key products in 2007.
     Significant factors inherent to our markets that could affect our results for 2007 include the financial stability of our customers and suppliers as well as our ability to successfully execute our planned productivity and cost reduction initiatives. We are undertaking these initiatives to mitigate commodity price increases and customer-demanded price reductions. As part of these programs, we have implemented a nonspeculative hedging program to reduce our exposure to copper price fluctuations. Our results for 2007 also depend on conditions in the automotive and commercial vehicle industries, which are generally dependent on domestic and global economies.
     Going forward, we look to continue our transition to low-cost manufacturing locations. Initially, this initiative may result in restructuring costs stemming from facility closures and production relocations. However, the longer-term effects of such an initiative will enable us to reduce our operating costs and provide global sourcing capacity to our customers.
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
     Beginning in 2005, we changed from a calendar year-end to a 52-53 week fiscal year-end. Since then, our fiscal quarters were comprised of 13-week periods. On October 30, 2006, we changed back to a calendar (December 31) fiscal year end, and therefore the 2006 fiscal year ended on December 31, 2006. Our fiscal quarters are now comprised of three month periods.
     Fiscal Year Ended December 31, 2006 Compared To Fiscal Year Ended December 31, 2005
     Net Sales. Net sales for our reportable segments, excluding inter-segment sales, for the fiscal years ended December 31, 2006 and 2005 are summarized in the following table (in thousands):

	For the Fiscal Years Ended December 31,				$ Increase /	% Increase /
	2006		2005		(Decrease)	(Decrease)
Vehicle Management & Power Distribution	$407,706	57.5%	$358,683	53.4%	$49,023	13.7%
Control Devices	300,993	42.5	312,901	46.6	(11,908)	(3.8)%

Total net sales	$708,699	100.0%	$671,584	100.0%	$37,115	5.5%

     The increase in net sales for our Vehicle Management & Power Distribution segment was primarily due to increased sales to our commercial vehicle customers because North American demand was strong during the year. The most significant factor behind the increase in demand is related to the 2007 implementation of more stringent diesel emissions standards in the U.S. Overall commercial vehicle demand increased in 2006 in anticipation of the 2007 emission changes. As of result of this pull ahead in demand, we expect a substantial decline in North American demand in 2007. In addition to the North American volume increase, our revenues also increased as a result of new product sales in Europe and a $1.4 million impact from foreign currency exchange rates for the year. Net sales for our Control Devices segment declined as a result of lower production volumes at the traditional domestic automakers and product price reductions. These declines were partially offset by new product sales in our European operations. For the full year, the Control Devices segment was impacted by $0.2 million from favorable foreign currency exchange.
     Net sales by geographic location for the fiscal years ended December 31, 2006 and 2005 are summarized in the following table (in thousands):

	For the Fiscal Years Ended December 31,				$ Increase /	% Increase /
	2006		2005		(Decrease)	(Decrease)
North America	$541,541	76.4%	$532,523	79.3%	$9,018	1.7%
Europe and other	167,158	23.6	139,061	20.7	28,097	20.2%

Total net sales	$708,699	100.0%	$671,584	100.0%	$37,115	5.5%

     The increase in North American sales was primarily attributable to increased sales to our commercial vehicle customers as a result of strong North American demand. The increase was substantially offset by unfavorable North American light vehicle production and product price reductions. The increase in sales outside North America was primarily due to new product revenues and favorable foreign currency exchange rates. The favorable effect of foreign currency exchange rates impacted net sales outside North America by $1.6 million for the fiscal year ended December 31, 2006.

     Consolidated statements of operations as a percentage of net sales for the fiscal years ended December 31, 2006 and 2005 are presented in the following table (in thousands):

	For the Fiscal Years Ended December 31,				$ Increase /
	2006		2005		(Decrease)
Net Sales	$708,699	100.0%	$671,584	100.0%	$37,115
Costs and Expenses:
Cost of goods sold	549,793	77.6	522,996	77.9	26,797
Selling, general and administrative	124,302	17.5	116,836	17.4	7,466
Provision for doubtful accounts	236	0.0	3,711	0.6	(3,475)
Gain on sale of property, plant & equipment, net	(1,303)	(0.2)	(360)	(0.1)	(943)
Restructuring charges	608	0.1	5,098	0.7	(4,490)

Operating Income	35,063	5.0	23,303	3.5	11,760
Interest expense, net	21,744	3.1	23,872	3.6	(2,128)
Equity in earnings of investees	(7,125)	(1.0)	(4,052)	(0.6)	(3,073)
Other (income) loss, net	805	0.1	(953)	(0.1)	1,758

Income Before Income Taxes	19,639	2.8	4,436	0.6	15,203
Provision for income taxes	5,126	0.7	3,503	0.5	1,623

Net Income	$14,513	2.1%	$933	0.1%	$13,580

     Cost of Goods Sold. This decrease in cost of goods sold as a percentage of sales was predominately due to operational improvements and increased sales volume. Offsetting these factors were unfavorable material price variances resulting from raw material price increases and product price reductions. We expect that pricing and raw material price challenges will continue to affect our gross margin into 2007. Our management team is working to offset these pressures through our focused operational improvement efforts, commodity hedging and purchasing programs.
     Selling, General and Administrative Expenses. The increase in non-product development SG&A expenses in 2006 compared with 2005 is primarily attributable to the increase in sales and infrastructure costs related to a new product launch and costs related to a consulting agreement for a former employee. These increases were partially offset by a $1.2 million one-time gain related to the settlement of the life insurance benefits portion of a postretirement benefit plan. During 2005, our SG&A costs benefited from non-recurring legal and commercial settlements. Product development expenses included in selling, general and administrative (“SG&A”) were $40.8 million and $39.2 million for the fiscal years ended December 31, 2006 and 2005, respectively. In the future, the company intends to reallocate its resources to focus on the design and development of new products rather than focusing on sustaining existing product programs for specific customers.
     Provision for Doubtful Accounts. The decrease in the provision for doubtful accounts was primarily a function of bad debt charges associated with customer bankruptcies in 2005 exceeding the bad debt charges associated with customer bankruptcies in 2006.
     Restructuring Charges. In January 2005, we announced that we would undertake restructuring efforts related to the rationalization of certain manufacturing facilities in Europe and North America. The restructuring is a result of our cost reduction initiatives. The decrease in restructuring charges was a result of the substantial completion of our previously announced restructuring initiatives.
     Interest Expense, Net. The decrease in interest expense, net was primarily due to an increase in interest income in 2006. Interest income in 2006 and 2005 was $2.9 million and $0.9 million, respectively. This increase was related to a $1.2 million past due interest payment from PST and increased interest generated from our cash and cash equivalents.
     Equity in Earnings of Investees. The increase in equity in earnings of investees was predominately attributable to the increase in equity earnings recognized from our PST joint venture in Brazil. The increase primarily reflects higher volume for PST’s security and electric power component product lines.

     Other (Income) Loss, Net. The decrease in other income was primarily the result of unfavorable foreign exchange contract variances. The decrease was offset by a $1.6 million gain on the sale of our partnership interest in Industrial Development Associates (“IDA”).
     Income Before Income Taxes. Income before income taxes is summarized in the following table by reportable segment (in thousands)

	For the Fiscal Years
	Ended December 31,		$ Increase /
	2006	2005	(Decrease)
Vehicle Management & Power Distribution	$24,473	$13,573	$10,900
Control Devices	10,396	5,640	4,756
Other corporate activities	6,392	8,217	(1,825)
Corporate interest expense	(21,622)	(22,994)	1,372

Income before income taxes	$19,639	$4,436	$15,203

     The increase in income before income taxes at the Vehicle Management & Power Distribution reportable segment was primarily the result of increased sales volume, a reduction in bad debt expense, and operational improvements. Offsetting these gains were unfavorable raw material purchase price variances and product price reductions.
     The increase in income before income taxes at the Control Devices reportable segment was primarily the result of improved operating efficiencies at our United Kingdom operation and a reduction in restructuring and bad debt expenses. These factors were partially offset by ongoing product price reductions and increased raw material costs.
     Income before income taxes by geographic location for the fiscal years ended December 31, 2006 and 2005 are summarized in the following table (in thousands):

	For the Fiscal Years Ended December 31,				$ Increase /	% Increase /
	2006		2005		(Decrease)	(Decrease)
North America	$10,847	55.2%	$7,208	162.5%	$3,639	50.5%
Europe and other	8,792	44.8	(2,772)	(62.5)	11,564	417.2%

Income before income taxes	$19,639	100.0%	$4,436	100.0%	$15,203	342.7%

     The increase in our profitability in North America was primarily attributable to increased North American commercial vehicle volume and lower bad debt expenses. The positive variance was partially offset by unfavorable raw material variances and product price reductions. The increase in our profitability outside North America was primarily due to the operational improvement at our United Kingdom operations, which experienced significant operational inefficiencies in 2005, and increased sales volume. These improvements were partially offset by costs related to the start-up of our Suzhou, China, manufacturing facility.
     Provision (Benefit) for Income Taxes. We recognized a provision for income taxes of $5.1 million, or 26.1% of pre-tax income, and $3.5 million, or 79.0% of the pre-tax income, for federal, state and foreign income taxes for the years ended December 31, 2006 and 2005, respectively. The decrease in the effective tax rate was primarily attributable to an increase in pre- tax earnings and a corresponding reduction in the amount of additional valuation allowance needed that resulted from the improved performance of our United Kingdom operations.

Fiscal Year Ended December 31, 2005 Compared To Fiscal Year Ended December 31, 2004
     Net Sales. Net sales for our reportable segments, excluding inter-segment sales, for the fiscal years ended December 31, 2005 and 2004 are summarized in the following table (in thousands):

	For the Fiscal Years Ended December 31,				$ Increase /	% Increase /
	2005		2004		(Decrease)	(Decrease)
Vehicle Management & Power Distribution	$358,683	53.4%	$352,706	51.7%	$5,977	1.7%
Control Devices	312,901	46.6	329,089	48.3	(16,188)	(4.9)%

Total net sales	$671,584	100.0%	$681,795	100.0%	$(10,211)	(1.5)%

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
     Net sales by geographic location for the fiscal years ended December 31, 2005 and 2004 are summarized in the following table (in thousands):

	For the Fiscal Years Ended December 31,				$ Increase /	% Increase /
	2005		2004		(Decrease)	(Decrease)
North America	$532,523	79.3%	$539,412	79.1%	$(6,889)	(1.3)%
Europe and other	139,061	20.7	142,383	20.9	(3,322)	(2.3)%

Total net sales	$671,584	100.0%	$681,795	100.0%	$(10,211)	(1.5)%

     The decrease in sales outside North America was primarily attributed to lower light vehicle volume and a product phase-out. The decrease was partially offset by increased commercial vehicle production. The decline in North American sales is attributable to reduced light vehicle volumes and price reductions.
     Consolidated statements of operations as a percentage of net sales for the fiscal years ended December 31, 2005 and 2004 are presented in the following table (in thousands):

	For the Fiscal Years Ended December 31,				$ Increase /
	2005		2004		(Decrease)
Net Sales	$671,584	100.0%	$681,795	100.0%	$(10,211)

Costs and Expenses:
Cost of goods sold	522,996	77.9	506,808	74.3	16,188
Selling, general and administrative	116,836	17.4	114,480	16.8	2,356
Provision for doubtful accounts	3,711	0.6	354	0.1	3,357
(Gain) loss on sale of property, plant and equipment, net	(360)	(0.1)	186	0.0	(546)
Goodwill impairment charge	—	—	183,450	26.9	(183,450)
Restructuring charges	5,098	0.7	2,087	0.3	3,011

Operating Income (loss)	23,303	3.5	(125,570)	(18.4)	148,873

Interest expense, net	23,872	3.6	24,456	3.6	(584)
Equity in earnings of investees	(4,052)	(0.6)	(1,698)	(0.2)	(2,354)
Other (income) loss, net	(953)	(0.1)	828	0.1	(1,781)

Income (Loss) Before Income Taxes	4,436	0.6	(149,156)	(21.9)	153,592

Provision for income taxes	3,503	0.5	(56,653)	(8.3)	60,156

Net Income (Loss)	$933	0.1%	$(92,503)	(13.6)%	$93,436

     Cost of Goods Sold. This increase in cost of goods sold as a percentage of sales was predominately due to operational inefficiencies resulting from the execution of our restructuring efforts, price reductions and reduced North American light vehicle volume.
     Selling, General and Administrative Expenses. Included in SG&A expenses for the fiscal year ended December 31, 2005 and 2004 were product development expenses of $39.2 million and $36.1 million, respectively. The increase in SG&A expenses primarily reflects increased investment in our product development activities, which are focused on driver information products, emissions system products, chassis and occupant safety. The increase also reflects increased sales and marketing activity partially offset by decreased Sarbanes-Oxley compliance expenses.
     Provision for Doubtful Accounts. The increase in the provision for doubtful accounts was primarily a function of bad debt charges associated with customer bankruptcies in 2005 exceeding the bad debt charges associated with customer bankruptcies in 2004.
     Restructuring Charges. The increase in restructuring charges was a result of our restructuring initiatives announced in January 2005 that we would undertake restructuring efforts related to the rationalization of certain manufacturing facilities in the high cost regions of Europe and North America. This rationalization was a result of our cost reduction initiatives.
     Equity in Earnings of Investees. The increase in equity earnings from investees was predominately attributable to the increase in equity earnings recognized from our PST joint venture in Brazil. The increase primarily reflects higher volume and pricing for PST’s security product lines.
     Other (Income) Loss, Net. The increase in other income was primarily the result of favorable foreign currency forward and option contracts.
     Income (Loss) Before Income Taxes. Income (loss) before income taxes, which is the primary profitability measure used by our chief executive officer, is summarized in the following table by reportable segment for the fiscal years ended December 31, 2005 and 2004 (in thousands):

	For the Fiscal Years
	Ended December 31,		$ Increase /
	2005	2004	(Decrease)
Vehicle Management & Power Distribution	$13,573	$29,623	$(16,050)
Control Devices	5,640	(150,021)	155,661
Other corporate activities	8,217	(4,477)	12,694
Corporate interest expense	(22,994)	(24,281)	1,287

Income (loss) before income taxes	$4,436	$(149,156)	$153,592

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

     Income before income taxes by geographic location for the fiscal years ended December 31, 2005 and 2004 is summarized in the following table (in thousands):

	For the Fiscal Years Ended December 31,				$ Increase /	% Increase /
	2005		2004		(Decrease)	(Decrease)
North America	$7,208	162.5%	$(157,868)	105.8%	$165,076	104.6%
Europe and other	(2,772)	(62.5)	8,712	(5.8)	(11,484)	(131.8)%

Income (loss) before income taxes	$4,436	100.0%	$(149,156)	100.0%	$153,592	103.0%

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
     Liquidity and Capital Resources
     Net cash provided by operating activities was $46.5 million and $19.1 million for the fiscal years ended December 31, 2006 and 2005, respectively. The increase in net cash provided by operating activities of $27.4 million was primarily due to improvements in net income and lower working capital levels. Our cash management strategy of better matching our suppliers’ terms with our customers’ terms increased our accounts payable balance and resulted in increased cash flows for 2006.
     Net cash used by investing activities was $24.6 million and $27.6 million for the fiscal years ended December 31, 2006 and 2005, respectively. The decrease in net cash used by investing activities of $3.0 million was attributable to a decrease in capital expenditures during the year. During 2006, major capital spending initiatives included the launch of new products in the areas of customer-actuated switches, power distribution systems and sensor products. We also invested approximately $2.6 million for an additional 29% stake in our Minda Instruments Limited (“Minda”) joint venture, increasing our investment in Minda from 20% to 49%. In 2006, capital and investment spending was offset by $2.3 million in proceeds from a property sale and $1.2 million in proceeds from the sale of our partnership interest in IDA.
     Net cash provided (used) by financing activities was $0.1 million and $(0.4) million for the fiscal years ended December 31, 2006 and 2005, respectively. Cash provided by financing activities for the year ended December 31, 2006 was primarily related to proceeds from the exercise of share options, partially offset by cash used for fees related to the completion of our credit agreement amendment during the first quarter. See Note 4 to the Company’s consolidated financial statements for further information on the Company’s senior notes and credit facilities.
     As discussed in Note 9 to our consolidated financial statements, we have entered into foreign currency forward contracts with a notional value of $16.1 million and $23.0 million at December 31, 2006 and 2005, respectively. The purpose of these investments is to reduce exposure related to our krona- and pound-denominated receivables. The estimated fair value of these contracts at December 31, 2006 and 2005, per quoted market sources, was approximately $(0.5) million and $0.2 million, respectively. The Company’s foreign currency option contracts were expired as of December 31, 2006 and 2005, respectively. As discussed in Note 9, we have entered into a fixed price swap for 480 metric tonnes of copper. The purpose of these contracts is to reduce our price risk as it relates to copper prices. As of December 31, 2006, the change in value of the commodity swaps was approximately $(0.1) million.
     Our credit facilities contain various covenants that require, among other things, the maintenance of certain specified ratios of consolidated total debt to consolidated EBITDA, interest coverage and fixed charge coverage. Restrictions also include limits on capital expenditures, operating leases and dividends. We were in compliance with all covenants at December 31, 2006. On March 7, 2006, we amended our credit agreement dated May 1, 2002. The amendment modifies certain financial covenant requirements, changes certain reporting requirements, sets borrowing levels based on certain asset levels and prohibits us from repurchasing, repaying or redeeming any of our outstanding subordinated notes unless certain covenant levels are met. See Note 4 to the Company’s consolidated financial statements for further information on the Company’s senior notes and credit facilities.
     The following table summarizes our future cash outflows resulting from financial contracts and commitments, as of December 31, 2006 (in thousands).

		Less than 1
Contractual Obligations:	Total	year	2-3 years	4-5 years	After 5 years
Long-term debt	$200,000	$—	$—	$—	$200,000
Operating leases	17,839	5,737	6,499	1,493	4,110
Employee benefit plans	9,988	763	1,527	1,835	5,863

Total contractual obligations	$227,827	$6,500	$8,026	$3,328	$209,973

     The Company’s $200.0 million senior notes are redeemable in May 2007 at 105.75. Given the Company’s senior notes are redeemable in the near future, we may seek to retire the notes through cash purchases, open market purchases, privately negotiated transactions or otherwise. Such redemptions, purchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
     Future capital expenditures are expected to be consistent with recent levels and future organic growth is expected to be funded through cash flows from operations. Management will continue to focus on reducing its weighted average cost of capital and believes that cash flows from operations and the availability of funds from our credit facilities will provide sufficient liquidity to meet our future growth and operating needs. As outlined in Note 4 to our consolidated financial statements, the Company is party to a $100.0 million revolving credit facility. On March 7, 2006, the Company amended the credit agreement, which, among other things, gave the Company substantially all of its borrowing capacity on the $100.0 million credit facility. As of December 31, 2006, $96.7 million of the $100.0 million was available.
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
     Critical Accounting Policies and Estimates
     Estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.
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
     We believe the following are “critical accounting policies” – those most important to the financial presentation and those that require the most difficult, subjective or complex judgments.
     Revenue Recognition and Sales Commitments. We recognize revenues from the sale of products, net of actual and estimated returns of products sold based on authorized returns and historical trends in sales returns, at the point of passage of title, which is generally at the time of shipment. We often enter into agreements with our customers at the beginning of a given vehicle’s expected production life. Once such agreements are entered into, it is our obligation to fulfill the customers’ purchasing requirements for the entire production life of the vehicle. These agreements are subject to renegotiation, which may affect product pricing. In certain limited instances, we may be committed under existing agreements to supply products to our customers at selling prices which are not sufficient to cover the direct cost to produce such products. In such situations, we recognize losses immediately. These agreements generally may also be terminated by our customers at any time.
     On an ongoing basis, we receive blanket purchase orders from our customers, which include pricing terms. Purchase orders do not always specify quantities. We recognize revenue based on the pricing terms included in our purchase orders as our products are shipped to our customers. We are asked to provide our customers with annual cost reductions as part of certain agreements. In addition, we have ongoing adjustments to our pricing arrangements with our customers based on the related content, the cost of our products and other commercial factors. Such pricing accruals are adjusted as they are settled with our customers.
     Warranties. Our warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet dates. This estimate is based on historical trends of units sold and payment amounts, combined with our current understanding of the status of existing claims. To estimate the warranty reserve, we are required to forecast the resolution of existing claims as well as expected future claims on products previously sold. Although, we believe that our warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable could differ materially from what will actually transpire in the future. Our customers are increasingly seeking to hold suppliers responsible for product warranties, which could negatively impact our exposure to these costs.
     Allowance for Doubtful Accounts. We have concentrations of sales and trade receivable balances with a few key customers. Therefore, it is critical that we evaluate the collectibility of accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet their financial obligations, a specific allowance for doubtful accounts is recorded against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. Additionally, we review historical trends for collectibility in determining an estimate for our allowance for doubtful accounts. If economic circumstances change substantially, estimates of the recoverability of amounts due to the Company could be reduced by a material amount. We do not have collateral requirements with our customers.
     Contingencies. We are subject to legal proceedings and claims, including product liability claims, commercial or contractual disputes, environmental enforcement actions and other claims that arise in the normal course of business. We routinely assess the likelihood of any adverse judgments or outcomes to these matters, as well as ranges of probable losses, by consulting with internal personnel principally involved with such matters and with our outside legal council handling such matters.
     We have accrued for estimated losses in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 5, Accounting for Contingencies, when it is probable that a liability or loss has been incurred and the amount can be reasonably estimated. Contingencies by their nature relate to uncertainties that require the exercise of judgment both in assessing whether or not a liability or loss has been incurred and estimated that amount of probable loss. The reserves may change in the future due to new developments or changes in circumstances. The inherent uncertainty related to the outcome of these matters can result in amounts materially different from any provisions made with respect to their resolution.
     Inventory Valuation. Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (“LIFO”) method for U.S. inventories and by the first-in, first-out (“FIFO”) method for non-U.S. inventories. Where appropriate, standard cost systems are utilized for purposes of determining cost and the standards are adjusted as necessary to ensure they approximate actual costs. Estimates of the lower of cost or market value of inventory are determined based upon current economic conditions, historical sales quantities and patterns and, in some cases, the specific risk of loss on specifically identified inventories.
     Goodwill. In connection with the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, we discontinued the amortization of goodwill on January 1, 2002. In lieu of amortization, this standard requires that goodwill be tested for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The valuation methodologies employed by the Company use subjective measures including forward looking financial information and discount rates that directly impact the resulting fair values used to test the Company’s business units for impairment. See Note 2 to our consolidated financial statements for more information on our application of this accounting standard, including the valuation techniques used to determine the fair value of goodwill.
     Share-Based Compensation. The valuing of our share-based compensation awards involves a number of assumptions. We believe each assumption used in the valuation is reasonable because it takes into account the experience of the plan and reasonable expectations. We estimate volatility and forfeitures based on historical data and the expected term of the share-based compensation awards. The assumptions, however, involve inherent uncertainties. As a result, if other assumptions had been used, share-based compensation expense could have varied.
     Pension and Other Postretirement Benefits. The amounts recognized in the consolidated financial statements related to pension and other postretirement benefits are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could be settled at December 31, 2006, rate of increase in future compensation levels, mortality rates and health care cost trend rates. These assumptions are updated annually and are disclosed in Note 8 to the consolidated financial statements. In accordance with U.S. GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, affect expense.
     The expected long-term return on assets is determined as a weighted average of the expected returns for each asset class held by the defined-benefit pension plan at the date. The expected return on bonds has been based on the yield available on similar bonds (by currency, issuer and duration) at that date. The expected return on equities is based on an equity risk premium of return above that available on long-term government bonds of a similar duration and the same currency as the liabilities.
     Discount rates for our defined benefit pension plan in the United Kingdom are determined using the average long-term sterling AA corporate bond. On December 29, 2006, the yield was approximately 5.15%, with the individual yields on most of these yields of most of the bonds being within a range of 5.0% – 5.4%.
     Discount rates for our other postretirement benefit plan in the U.S. are determined using the Moody’s Aa Corporate Bond Index. The average equivalent annual rate on a Aa Corporate bond at December 31, 2006 was 5.8%.
     Deferred Income Taxes. Deferred income taxes are provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws and regulations. Our deferred tax assets include net operating loss carryforwards and tax credits that can be used to offset taxable income in future periods and reduce income taxes payable in those future periods. Due to the length of the carryover period it is unlikely that the deferred tax assets will expire prior to being utilized. The Company does not provide deferred income taxes on unremitted earnings of certain non-U.S. subsidiaries, which are deemed permanently reinvested.
     SFAS No. 109, Accounting for Income Taxes, requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This assessment requires significant judgment, and in making this evaluation, the Company considers available positive and negative evidence, including past results, the existence of cumulative losses in recent periods, and our forecast of taxable income for the current year and future years. A valuation allowance may need to be recorded against U.S. deferred tax assets in the event that future U.S. taxable income is materially different than estimated amounts. The primary risk factor is a more than expected severe downturn in the U.S. automotive and commercial vehicle segments of which the Company has significant U.S. operations. The impact of the risk factor would be offset by raw material cost management and restructuring initiatives which are expected to result in savings in future periods.
     Recently Issued Accounting Standards
New accounting standards to be implemented:
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides criteria for subsequently recognizing, derecognizing and measuring changes in uncertain tax positions and requires expanded disclosures with respect to the uncertainty of income taxes. The accounting provisions of FIN 48 will be effective for the Company beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently reviewing this new standard to determine its effects, if any, on our results of operations or financial position.
     In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements, which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The provisions of SFAS 157 will be applied prospectively. We are currently evaluating the impact SFAS 157 will have on our financial statements.
New accounting standards implemented:
     In September 2006, the FASB issued FASB Staff Position (“FSP”) No. AUG AIR-1 (“FSP No. AUG AIR-1”), Accounting for Planned Major Maintenance Activities. This position prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. The provisions of the pronouncement are effective for fiscal years beginning after December 15, 2006. We adopted the provisions of this FSP as of January 1, 2007, as required. The adoption did not have a material impact on our consolidated results of operations or financial condition.
     In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which expresses the SEC’s views regarding the process of quantifying financial statement misstatements. Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. SAB 108 is effective for financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have an impact on our consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R). This statement requires an entity to recognize the funded status of its defined benefit pension plans and other postretirement benefit plans, such as a retiree health care plan, on the balance sheet and to recognize changes in the funded status, that arise during the period but are not recognized as components of net periodic benefit cost, within other comprehensive income, net of income taxes. SFAS 158 also requires measurement of the funded status of the plans as of the balance sheet date. SFAS 158 is effective for recognition of the funded status of the plans for fiscal years ending after December 15, 2006 and is effective for the measurement date provisions for fiscal years ending after December 15, 2008. Upon adoption of SFAS 158, there was no significant impact on our consolidated statement of financial position.
     Forward-Looking Statements
     Portions of this report contain “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, our directors or officers with respect to, among other things, our (i) future product and facility expansion, (ii) acquisition strategy, (iii) investments and new product development, and (iv) growth opportunities related to awarded business. Forward-looking statements may be identified by the words “will,” “may,” “designed to,” “believes,” “plans,” “expects,” “continue,” and similar words and expressions. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other factors:
•	the loss or bankruptcy of a major customer;

•	the costs and timing of facility closures, business realignment, or similar actions;

•	a significant change in automotive, medium- and heavy-duty or agricultural and off-highway vehicle production;

•	our ability to achieve cost reductions that offset or exceed customer-mandated selling price reductions;

•	a significant change in general economic conditions in any of the various countries in which we operate;

•	labor disruptions at our facilities or at any of our significant customers or suppliers;

•	the ability of our suppliers to supply us with parts and components at competitive prices on a timely basis;

•	the amount of debt and the restrictive covenants contained in our credit facility;

•	customer acceptance of new products;

•	capital availability or costs, including changes in interest rates or market perceptions;

•	the successful integration of any acquired businesses;

•	the occurrence or non-occurrence of circumstances beyond our control; and

•	those items described in Part I, Item IA (“Risk Factors”).

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     Interest Rate Risk
     From time to time, we are exposed to certain market risks, primarily resulting from the effects of changes in interest rates. At December 31, 2006, however, all of our debt was fixed rate debt. At this time, we do not use financial instruments to manage this risk.
     Commodity Price Risk
     Given the current economic climate and the recent increases in certain commodity costs, we currently are experiencing an increased risk, particularly with respect to the purchase of copper, zinc, resins and certain other commodities. We manage this risk through a combination of fixed price agreements, staggered short-term contract maturities and commercial negotiations with our suppliers. In December 2006, we entered into a fixed price swap for 480 metric tonnes of copper. The purpose of these contracts is to reduce our price risk as it relates to copper prices. The recent increases in certain commodity costs have negatively affected our operating results, and a continuation of such price increases could significantly affect our profitability. Going forward, we believe that our mitigation efforts will offset a substantial portion of the financial impact of these increased costs. However, no assurances can be given that the magnitude or duration of these increased costs will not have a material impact on our future operating results. A hypothetical pre-tax gain or loss in fair value from a 10.0% favorable or adverse change in commodity prices would not significantly affect our results of operations, financial position or cash flows.
     Foreign Currency Exchange Risk
     Our risks related to foreign currency exchange rates have historically not been material; however, given the current economic climate, we are monitoring this risk. We use derivative financial instruments, including foreign currency forward and option contracts, to mitigate our exposure to fluctuations in foreign currency exchange rates by reducing the effect of such fluctuations on foreign currency denominated intercompany transactions and other known foreign currency exposures. As discussed in Note 9 to our consolidated financial statements, we have entered into foreign currency forward contracts that had a notional value of $16.1 million and $23.0 million at December 31, 2006 and 2005, respectively. The purpose of these investments is to reduce exposure related to the Company’s Swedish krona and British pound denominated receivables. The estimated fair value of these contracts at December 31, 2006 and 2005, per quoted market sources, was approximately $(0.5) million and $0.2 million, respectively. The Company’s foreign currency option contracts expired as of December 31, 2006. We do not expect the effects of this risk to be material in the future based on the current operating and economic conditions in the countries in which we operate.
     A hypothetical pre-tax gain (loss) in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be approximately $1.5 million or $(1.8) million as of December 31, 2006. A hypothetical pre-tax gain (loss) in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be approximately $2.1 million or $(2.5) million as of December 31, 2005. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge known foreign currency exposures. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company’s currency derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged. Therefore, a hypothetical pre-tax gain or loss in fair value from a 10.0% favorable or adverse change in quoted foreign currencies would not significantly affect our results of operations, financial position or cash flows.

Item 8. Financial Statements and Supplementary Data.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders of Stoneridge, Inc. and Subsidiaries
     We have audited the accompanying consolidated balance sheets of Stoneridge, Inc. and Subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stoneridge, Inc. and Subsidiaries at December 31, 2006 and 2005 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     As discussed in Note 2 to the consolidated financial statements, effective at the beginning of the second quarter of 2005, the Company adopted FASB Statement No. 123 (revised 2004), Share-Based Payment (FAS 123(R)) using the modified-prospective-transition method.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Stoneridge, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Cleveland, Ohio
March 12, 2007

STONERIDGE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2006	2005
ASSETS

Current Assets:
Cash and cash equivalents	$65,882	$40,784
Accounts receivable, less allowances for doubtful accounts of $3,831 and $3,829, respectively	106,985	100,362
Inventories, net	58,521	53,791
Prepaid expenses and other	13,448	14,490
Deferred income taxes	9,196	9,253

Total current assets	254,032	218,680

Long-Term Assets:
Property, plant and equipment, net	114,586	113,478
Other Assets:
Goodwill	65,176	65,176
Investments and other, net	30,875	26,491
Deferred income taxes	37,138	39,213

Total long-term assets	247,775	244,358

Total Assets	$501,807	$463,038

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Current portion of long-term debt	$—	$44
Accounts payable	72,493	55,344
Accrued expenses and other	45,624	46,603

Total current liabilities	118,117	101,991

Long-Term Liabilities:
Long-term debt, net of current portion	200,000	200,000
Deferred income taxes	1,923	923
Other liabilities	3,145	6,133

Total long-term liabilities	205,068	207,056

Shareholders’ Equity:
Preferred Shares, without par value, authorized 5,000 shares, none issued	—	—
Common Shares, without par value, authorized 60,000 shares, issued 23,990 and 23,232 shares and outstanding 23,804 and 23,178 shares, respectively, with no stated value	—	—
Additional paid-in capital	150,078	147,440
Common Shares held in treasury, 186 and 54 shares, respectively, at cost	(151)	(65)
Retained earnings	21,701	7,188
Accumulated other comprehensive income (loss)	6,994	(572)

Total shareholders’ equity	178,622	153,991

Total Liabilities and Shareholders’ Equity	$501,807	$463,038

The accompanying notes are an integral part of these consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Fiscal Years Ended
	December 31,
	2006	2005	2004
Net Sales	$708,699	$671,584	$681,795

Costs and Expenses:
Cost of goods sold	549,793	522,996	506,808
Selling, general and administrative	124,302	116,836	114,480
Provision for doubtful accounts	236	3,711	354
(Gain) loss on sale of property, plant and equipment, net	(1,303)	(360)	186
Goodwill impairment charge	—	—	183,450
Restructuring charges	608	5,098	2,087

Operating Income (Loss)	35,063	23,303	(125,570)

Interest expense, net	21,744	23,872	24,456
Equity in earnings of investees	(7,125)	(4,052)	(1,698)
Other (income) loss, net	805	(953)	828

Income (Loss) Before Income Taxes	19,639	4,436	(149,156)

Provision (benefit) for income taxes	5,126	3,503	(56,653)

Net Income (Loss)	$14,513	$933	$(92,503)

Basic net income (loss) per share	$0.63	$0.04	$(4.09)

Basic weighted average shares outstanding	22,866	22,709	22,622

Diluted net income (loss) per share	$0.63	$0.04	$(4.09)

Diluted weighted average shares outstanding	23,062	22,775	22,622

The accompanying notes are an integral part of these consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Fiscal Years Ended
	December 31,
	2006	2005	2004
OPERATING ACTIVITIES:
Net income (loss)	$14,513	$933	$(92,503)
Adjustments to reconcile net income to net cash provided (used) by operating activities -
Depreciation	25,904	25,861	25,137
Amortization	1,657	1,560	1,620
Deferred income taxes	3,466	815	(57,563)
Earnings of equity method investees, less dividends received	(3,455)	(1,894)	(1,639)
(Gain) loss on sale of fixed assets	(1,303)	(360)	186
Gain on sale of partnership interest	(1,627)	—	—
Share-based compensation expense	1,953	1,695	1,389
Postretirement benefit settlement gain	(1,242)	—	—
Goodwill impairment charge	—	—	183,450
Changes in operating assets and liabilities -
Accounts receivable, net	(2,739)	(3,516)	(9,511)
Inventories, net	(2,350)	517	(6,981)
Prepaid expenses and other	1,742	(3,744)	(440)
Other assets	2,228	(1,762)	505
Accounts payable	14,084	505	2,596
Accrued expenses and other	(6,291)	(1,549)	2,030

Net cash provided by operating activities	46,540	19,061	48,276

INVESTING ACTIVITIES:
Capital expenditures	(25,895)	(28,934)	(23,917)
Proceeds from sale of fixed assets	2,266	1,664	1
Proceeds from sale of partnership interest	1,153	—	—
Business acquisitions and other	(2,133)	(282)	(702)
Collection of loan receivable from joint venture	—	—	4,695

Net cash used by investing activities	(24,609)	(27,552)	(19,923)

FINANCING ACTIVITIES:
Repayments of long-term debt	(44)	(118)	(524)
Share-based compensation activity	301	1	(380)
Other financing costs	(150)	(241)	(134)

Net cash provided (used) by financing activities	107	(358)	(1,038)

Effect of exchange rate changes on cash and cash equivalents	3,060	(2,699)	875

Net change in cash and cash equivalents	25,098	(11,548)	28,190

Cash and cash equivalents at beginning of period	40,784	52,332	24,142

Cash and cash equivalents at end of period	$65,882	$40,784	$52,332

Supplemental disclosure of cash flow information:
Cash paid for interest, net	$20,565	$22,683	$23,321

Cash paid for income taxes, net	$2,394	$4,891	$4,536

The accompanying notes are an integral part of these consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Number of	Number of		Common		Accumulated Other
	Common	Treasury	Additional	Shares Held	Retained	Comprehensive	Total Shareholders’	Comprehensive
	Shares	Shares	Paid-in Capital	in Treasury	Earnings	Income (Loss)	Equity	Income (Loss)
BALANCE, DECEMBER 31, 2003	22,459	—	$143,535	—	$98,758	$1,113	$243,406

Net loss	—	—	—	—	(92,503)	—	(92,503)	$(92,503)
Exercise of share options	221	—	840	—	—	—	840	—
Issuance of restricted Common Shares	108	—	—	—	—	—	—	—
Forfeited restricted Common Shares	(8)	8	—	—	—	—	—	—
Share-based compensation matters	—	—	1,389	—	—	—	1,389	—
Other comprehensive income (loss):
Minimum pension liability adjustments	—	—	—	—	—	(2,224)	(2,224)	(2,224)
Unrealized gain on marketable securities	—	—	—	—	—	12	12	12
Currency translation adjustments	—	—	—	—	—	4,685	4,685	4,685

Comprehensive loss								$(90,030)

BALANCE, DECEMBER 31, 2004	22,780	8	145,764	—	6,255	3,586	155,605

Net income	—	—	—	—	933	—	933	933
Exercise of share options	10	—	48	—	—	—	48	—
Issuance of restricted Common Shares	434	—	—	—	—	—	—	—
Forfeited restricted Common Shares	(39)	39	—	—	—	—	—	—
Repurchased Common Shares for treasury	(7)	7	—	(65)	—	—	(65)	—
Share-based compensation matters	—	—	1,628	—	—	—	1,628	—
Other comprehensive income (loss):
Minimum pension liability adjustments	—	—	—	—	—	396	396	396
Unrealized gain on marketable securities	—	—	—	—	—	89	89	89
Currency translation adjustments	—	—	—	—	—	(4,643)	(4,643)	(4,643)

Comprehensive loss								$(3,225)

BALANCE, DECEMBER 31, 2005	23,178	54	147,440	(65)	7,188	(572)	153,991

Net income	—	—	—	—	14,513	—	14,513	14,513
Exercise of share options	64	—	393	—	—	—	393	—
Issuance of restricted Common Shares	694	—	—	—	—	—	—	—
Forfeited restricted Common Shares	(118)	118	—	—	—	—	—	—
Repurchased Common Shares for treasury	(14)	14	—	(86)	—	—	(86)	—
Share-based compensation matters	—	—	2,245	—	—	—	2,245	—
Other comprehensive income (loss):
Minimum pension liability adjustments	—	—	—	—	—	1,625	1,625	1,625
Cumulative effect of adopting SFAS No. 158	—	—	—	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	—	(84)	(84)	(84)
Currency translation adjustments	—	—	—	—	—	6,025	6,025	6,025

Comprehensive income								$22,079

BALANCE, DECEMBER 31, 2006	23,804	186	$150,078	$(151)	$21,701	$6,994	$178,622

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
2. Summary of Significant Accounting Policies
     Basis of Presentation
     The accompanying consolidated financial statements include the accounts of Stoneridge, Inc. and its wholly-owned and majority-owned subsidiaries (collectively, the “Company”). Intercompany transactions and balances have been eliminated in consolidation. Joint ventures in which the Company does not have control, but does have the ability to exercise influence over operating and principal policies are accounted for under the equity method (Note 3).
     Beginning in 2005, we changed from a calendar year-end to a 52-53 week fiscal year-end. Since then, our fiscal quarters were comprised of 13-week periods. On October 30, 2006, we changed back to a calendar (December 31) fiscal year end, and therefore the 2006 fiscal year ended on December 31, 2006. Our fiscal quarters are now comprised of three month periods.
     Cash and Cash Equivalents
     The Company considers all short-term investments with original maturities of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value, due to the highly liquid nature and short-term duration of the underlying securities.
     Accounts Receivable and Concentration of Credit Risk
     Revenues are principally generated from the automotive, medium- and heavy-duty truck, agricultural and off-highway vehicle markets. Due to the nature of these industries, a significant portion of sales and related accounts receivable are concentrated in a relatively small number of customers. The following table presents the Company’s principal customers, as a percentage of net sales:

	For the Fiscal Years Ended
	December 31,
	2006	2005	2004
Navistar International	25%	22%	21%
DaimlerChrysler	10	12	11
Ford Motor Company	6	7	7
MAN AG	6	2	2
Deere & Company	6	6	6
General Motors	5	5	7
Other	42	46	46

Total	100%	100%	100%

     Accounts receivable from the Company’s five largest customer balances aggregated to approximately $57,376, $50,507 and $65,319 at December 31, 2006, 2005 and 2004, respectively.
     Inventories
     Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (“LIFO”) method for approximately 67% and 72% of the Company’s inventories at December 31, 2006 and 2005, respectively, and by the first-in, first-

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
out (“FIFO”) method for all other inventories. Inventory cost includes material, labor and overhead. Inventories consist of the following at December 31:

	2006	2005
Raw materials	$39,832	$34,026
Work in progress	8,196	8,644
Finished goods	12,614	12,400

Total inventories	60,642	55,070
Less: LIFO reserve	(2,121)	(1,279)

Inventories, net	$58,521	$53,791

     Property, Plant and Equipment
     Property, plant and equipment are recorded at cost and consist of the following at December 31:

	2006	2005
Land and land improvements	$4,654	$5,370
Buildings and improvements	44,526	43,954
Machinery and equipment	130,323	113,377
Office furniture and fixtures	36,103	30,799
Tooling	80,579	72,523
Vehicles	470	486
Leasehold improvements	2,190	1,763
Construction in progress	18,835	17,827

Total property, plant and equipment	317,680	286,099
Less: Accumulated depreciation	(203,094)	(172,621)

Property, plant and equipment, net	$114,586	$113,478

     Depreciation is provided by both the straight-line and accelerated methods over the estimated useful lives of the assets. Depreciation expense for the fiscal years ended December 31, 2006, 2005 and 2004 was $25,904, $25,861 and $25,137, respectively. Depreciable lives within each property classification are as follows:

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
     Goodwill and Other Intangible Assets
     Under Statement of Financial Accounting Standard (“SFAS”) No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, goodwill is subject to an annual assessment for impairment (or more frequently if impairment indicators arise) by applying a fair value-based test. SFAS 142 requires goodwill impairment testing to be evaluated at the “reporting unit level.” The Company’s operations were reviewed to determine whether such operations should be aggregated into reporting units for testing of goodwill impairment. These operations were reviewed for “similar economic characteristics” to determine if aggregation was

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
appropriate. The Company determined that a significant number of qualitative similarities existed to allow for aggregation of these operations into four reporting units and two of these reporting units have goodwill that was tested in accordance with the provisions of SFAS 142.
     The Company performs its annual impairment test of goodwill as of the beginning of the fourth quarter. The Company uses a combination of valuation techniques, which include consideration of market-based approaches and an income approach, in determining the fair value of the Company’s applicable reporting units in the annual impairment test of goodwill. The Company believes that the combination of the valuation models provides a more appropriate valuation of the Company’s reporting units by taking into account different marketplace participant assumptions. The Company utilizes market and income approaches, specifically the guideline company method (market), the transaction method (market), and the discounted cash flow method (income), in its estimates of fair value of the Company’s reporting units being tested and an equal weight is given to each of these three methods. In addition, all three methods utilize market data in the derivation of a value estimate and are forward-looking in nature. The guideline assessment of future performance and the discounted cash flow method utilize a market-derived rate of return to discount anticipated performance.
     These methodologies are applied to the reporting units’ adjusted historical and projected financial performance. The impairment review is highly judgmental and involves the use of significant estimates and assumptions. These estimates and assumptions have a significant impact on the amount of any impairment charge recorded. Discounted cash flow methods are dependent upon assumption of future sales trends, market conditions and cash flows of each reporting unit over several years. Actual cash flows in the future may differ significantly from those previously forecasted. Other significant assumptions include growth rates and the discount rate applicable to future cash flows.
     As of the beginning of the fourth quarter, the goodwill balance of $65.2 million was related entirely to the Control Devices reportable segment. The Company completed its assessment of any potential goodwill impairment as of October 1, 2006 and October 2, 2005 and determined that no impairment existed as of either date. As of October 1, 2004, the Company determined that the carrying value of goodwill of one of the Company’s reporting units, which is included in the Control Devices reportable segment, exceeded its fair value by $183.5 million. The corresponding write-down of goodwill to its fair value was reported as a component of operating loss in the Company’s consolidated statement of operations for the fourth quarter of 2004.
     The Company had the following finite-lived intangible assets included as a component of other assets in the balance sheet at December 31:

	2006	2005
Patents:
Gross carrying amount	$2,779	$2,779
Less: Accumulated amortization	(2,372)	(2,102)

Net carrying amount	$407	$677

     Aggregate amortization expense on patents was $270 and $301 for the fiscal years ended December 31, 2006 and December 31, 2005, respectively. Estimated amortization expense for each succeeding fiscal year based upon the Company’s intangible asset portfolio at December 31, 2006 is as follows:

Estimated
Amortization
Expense
2007	$204
2008	203

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
     Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities consist of the following at December 31:

	2006	2005
Compensation-related obligations	$15,128	$13,712
Insurance-related obligations	4,178	5,281
Income tax-related obligations	3,755	3,576
Warranty- and recall-related obligations	5,825	6,220
Other	16,738	17,814

Total accrued expenses and other current liabilities	$45,624	$46,603

     Income Taxes
     The Company accounts for income taxes using the provisions of SFAS No. 109, Accounting for Income Taxes. Deferred income taxes reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not to occur.
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
     Product Warranty and Recall Reserves
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

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
     The following provides a reconciliation of changes in product warranty and recall liability for the fiscal years ended December 31, 2006 and 2005:

	2006	2005
Product warranty and recall at beginning of period	$6,220	$6,644
Accruals for products shipped during period	3,695	3,401
Changes in estimates for existing liabilities	31	490
Settlements made during the period (in cash or in kind)	(4,121)	(4,315)

Product warranty and recall at end of period	$5,825	$6,220

     Product Development Expenses
     Expenses associated with the development of new products and changes to existing products are charged to expense as incurred. These costs amounted to $40,840, $39,193 and $36,145 in fiscal years 2006, 2005 and 2004, respectively.
     Share-Based Compensation
     At December 31, 2006, the Company had three types of share-based compensation plans: (1) Long-Term Incentive Plan (the “Incentive Plan”), (2) Directors’ Share Option Plan (the “Director Option Plan”) and (3) the Directors’ Restricted Shares Plan. One plan is for employees and two plans are for non-employee directors. The Incentive Plan is made up of the Long-Term Incentive Plan that was approved by the Company’s shareholders on September 30, 1997 (the “1997 Plan”) and expires on June 30, 2007 and the Amended and Restated Long-Term Incentive Plan (the “2006 Plan”) that was approved by the Company’s shareholders on April 24, 2006 and expires on April 24, 2016. Prior to the second quarter of 2005, the Company accounted for its plans under the fair value recognition provisions of SFAS No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, adopted prospectively for all employee and director awards granted, modified or settled after January 1, 2003, under the provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS 123.
     Effective at the beginning of the second quarter of 2005, the Company adopted SFAS No. 123(R) (“SFAS 123(R)”), Share-Based Payment, using the modified-prospective-transition method. Because the Company had previously adopted the fair value recognition provisions required by SFAS 123, and due to the fact that all unvested awards at the time of adoption were being recognized under a fair value approach, the adoption of SFAS 123(R) did not significantly impact the Company’s operating income, income before income taxes, net income, cash flow from operating activities, cash flow from financing activities, or basic and diluted net income per share for the fiscal years ended December 31, 2006 and 2005.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
     The following table illustrates the effect on net income (loss) and net income (loss) per share if the fair value method had been applied to all outstanding and unvested awards in each period.

	For the Fiscal Years Ended
	December 31,
	2005	2004
Net income (loss), as reported	$933	$(92,503)

Add: Share-based compensation expense included in reported net income (loss), net of related tax effects	1,102	868

Deduct: Total share-based compensation expense determined under the fair value method for all awards, net of related tax effects	(1,103)	(906)

Pro forma net income (loss)	$932	$(92,541)

Net income (loss) per share:
Basic — as reported	$0.04	$(4.09)

Basic — pro forma	$0.04	$(4.09)

Diluted — as reported	$0.04	$(4.09)

Diluted — pro forma	$0.04	$(4.09)

     Total compensation expense recognized in the consolidated statements of operations for share-based compensation arrangements was $1,953, $1,695 and $1,389 for the fiscal years ended December 31, 2006, 2005 and 2004, respectively. The total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was $355, $593 and $521 for the fiscal years ended December 31, 2006, 2005 and 2004, respectively. There was no share-based compensation expense capitalized as inventory or fixed assets for 2006, 2005 or 2004.
     The fair value of options granted under the Incentive Plan and Director Option Plan was estimated at the date of grant using the Black-Scholes option-pricing model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of options granted was the period of time that the option was expected to remain outstanding. Expected volatility was based on historical volatility of the Company’s Common Shares. The following are assumptions that were used to estimate the fair value of the options granted in 2004:

2004
Risk-free interest rate	1.43%
Expected dividend yield	0.00%
Expected life (in years)	1.0
Expected volatility	35.18%
     Financial Instruments and Derivative Financial Instruments
     Financial instruments, including derivative financial instruments, held by the Company include cash and cash equivalents, accounts receivable, accounts payable, long-term debt and foreign currency forward and option contracts. The carrying value of cash and cash equivalents, accounts receivable and accounts payable is considered to be representative of fair value because of the short maturity of these instruments. The carrying value of the Company’s variable rate debt approximates its fair value. Refer to Note 9 of the Company’s consolidated financial statements for fair value disclosures of the Company’s fixed rate debt, foreign currency forward and option contracts, and currency swap contracts.

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
     Net Income (Loss) Per Share
     Net income (loss) per share amounts for all periods are presented in accordance with SFAS No. 128 (“SFAS 128”), Earnings Per Share, which requires the presentation of basic and diluted net income per share. Basic net income (loss) per share was computed by dividing net income (loss) by the weighted-average number of Common Shares outstanding for each respective period. Diluted net income (loss) per share was calculated by dividing net income (loss) by the weighted-average of all potentially dilutive Common Shares that were outstanding during the periods presented. Actual weighted-average shares outstanding used in calculating basic and diluted net income (loss) per share were as follows:

	For the Fiscal Years Ended
	December 31,
	2006	2005	2004
Basic weighted-average shares outstanding	22,866,015	22,709,113	22,622,188
Effect of dilutive securities	195,870	65,861	—

Diluted weighted-average shares outstanding	23,061,885	22,774,974	22,622,188

     Diluted net loss per share for the fiscal year ended December 31, 2004, as reported in the Company’s consolidated statements of operations in accordance with SFAS 128, disregards the effect of potentially dilutive Common Shares, as a net loss causes dilutive shares to have an anti-dilutive effect.
     Options not included in the computation of diluted net income (loss) per share to purchase 599,850, 474,250 and 225,000 Common Shares at an average price of $12.17, $13.93 and $16.56 per share were outstanding at December 31, 2006, 2005 and 2004, respectively. These outstanding options were not included in the computation of diluted net income (loss) per share because their respective exercise prices were greater than the average market price of Common Shares and, therefore, their effect would have been anti-dilutive.
     As of December 31, 2006, 396,825 performance-based restricted shares were outstanding. These shares were not included in the computation of diluted net income (loss) per share because not all vesting conditions were met as of the December 31, 2006. Approximately one third of these shares was associated with a plan that used highly optimistic earnings per share targets. At this time, we believe that meeting such thresholds is highly unlikely. The remainder may or may not become dilutive based on the Company’s ability to meet or exceed future earnings thresholds.
     Comprehensive Income (Loss)
     SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income. Other comprehensive income includes foreign currency translation adjustments and gains and losses from certain foreign currency transactions, the effective portion of gains and losses on certain hedging activities, minimum pension liability adjustments, and unrealized gains and losses on available-for-sale marketable securities.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
     The components of accumulated other comprehensive income (loss), as reported in the statement of consolidated shareholders’ equity as of December 31, net of tax were as follows:

			Unrealized	Accumulated
	Currency	Pension	Loss (Gain) on	Other
	Translation	Liability	Marketable	Comprehensive
	Adjustments	Adjustments	Securities	Income (Loss)
Balance, January 1, 2004	$2,458	$(1,264)	$(81)	$1,113
Current year change	4,685	(2,224)	12	2,473

Balance, December 31, 2004	7,143	(3,488)	(69)	3,586
Current year change	(4,643)	396	89	(4,158)

Balance, December 31, 2005	2,500	(3,092)	20	(572)
Current year change	6,025	1,625	(84)	7,566

Balance, December 31, 2006	$8,525	$(1,467)	$(64)	$6,994

     The tax effects related to each component of other comprehensive income (loss) were as follows:

	Before Tax	Benefit /	After-Tax
	Amount	(Provision)	Amount
2004
Foreign currency translation adjustments	$4,685	$—	$4,685
Pension liability adjustments	(3,177)	953	(2,224)
Unrealized loss on marketable securities	18	(6)	12

Other comprehensive income	$1,526	$947	$2,473

2005
Foreign currency translation adjustments	$(4,643)	$—	$(4,643)
Pension liability adjustments	566	(170)	396
Unrealized loss on marketable securities	137	(48)	89

Other comprehensive loss	$(3,940)	$(218)	$(4,158)

2006
Foreign currency translation adjustments	$6,025	$—	$6,025
Pension liability adjustments	1,625	—	1,625
Unrealized gain on marketable securities	(129)	45	(84)

Other comprehensive income	$7,521	$45	$7,566

     Impairment of Assets
     The Company reviews its long-lived assets and identifiable intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Except for the impairment of goodwill, no significant impairment charges were recorded in 2006, 2005 or 2004. Impairment would be recognized when events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. Measurement of the amount of impairment may be based on appraisal, market values of similar assets or estimated discounted future cash flows resulting from the use and ultimate disposition of the asset.
     Deferred Finance Costs
     Deferred finance costs are being amortized over the life of the related financial instrument using the straight-line method. The annual amortization in 2006, 2005 and 2004 was $1,379, $1,260 and $1,341, respectively.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
     Recently Issued Accounting Standards
New accounting standards to be implemented:
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides criteria for subsequently recognizing, derecognizing and measuring changes in uncertain tax positions and requires expanded disclosures with respect to the uncertainty of income taxes. The accounting provisions of FIN 48 will be effective for the Company beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently reviewing this new standard to determine its effects, if any, on our results of operations or financial position.
     In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements which provides a definition of fair value establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The provisions of SFAS 157 will be applied prospectively. We are currently evaluating the impact SFAS 157 will have on the Company’s financial statements.
New accounting standards implemented:
     In September 2006, the FASB issued FASB Staff Position (“FSP”) No. AUG AIR-1 (“FSP No. AUG AIR-1”), Accounting for Planned Major Maintenance Activities. This position prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. The provisions of the pronouncement are effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of this FSP as of January 1, 2007, as required. The adoption did not have a material impact on our consolidated results of operations or financial condition.
     In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which expresses the SEC’s views regarding the process of quantifying financial statement misstatements. Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. SAB 108 is effective for financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R). This statement requires an entity to recognize the funded status of its defined benefit pension plans and other postretirement benefit plans, such as a retiree health care plan, on the balance sheet and to recognize changes in the funded status, that arise during the period but are not recognized as components of net periodic benefit cost, within other comprehensive income, net of income taxes. SFAS 158 also requires measurement of the funded status of the plans as of the balance sheet date. SFAS 158 is effective for recognition of the funded status of the plans for fiscal years ending after December 15, 2006 and is effective for the measurement date provisions for fiscal years ending after December 15, 2008. Prior to the adoption of SFAS 158, the Company’s accumulated benefit obligations and projected benefit obligations were equal, therefore upon adoption, there was no impact on the Company’s consolidated statement of financial position.
     Reclassifications
     Certain prior period amounts have been reclassified to conform to their 2006 presentation in the consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
3. Investments
     PST Indústria Eletrônica da Amazônia Ltda.
     The Company has a 50% interest in PST Indústria Eletrônica da Amazônia Ltda. (“PST”), a Brazilian electronic components business that specializes in electronic vehicle security devices. The investment is accounted for under the equity method of accounting. The Company’s investment in PST was $21,616 and $17,818 at December 31, 2006 and 2005, respectively. During 2006, the Company received a payment of past due interest of $2.4 million from PST related to a note receivable that was paid in 2004.
     Condensed financial information for PST is as follows:

	December 31,
	2006	2005
Cash and cash equivalents	$4,785	$5,314
Accounts receivable	11,609	7,157
Inventories	10,602	9,037
Property, plant and equipment, net	9,868	6,868
Other assets	3,191	2,224

Total Assets	$40,055	$30,600

Current liabilities	$15,854	$11,624
Long-term liabilities	2,791	6,055
Equity of:
Stoneridge	10,705	6,461
Others	10,705	6,461

Total Liabilities and Equity	$40,055	$30,600

     The difference between the Company’s carrying amount of its investment in PST and the Company’s underlying equity in the net assets of PST is primarily due to a net goodwill balance of $10,911 at December 31, 2006.

	For the Fiscal Years Ended
	December 31,
	2006	2005	2004
Net sales	$94,097	$70,819	$47,807
Cost of goods sold	$47,451	$38,700	$27,444
Total pretax income	$17,939	$10,956	$3,906
The Company’s share of pretax income	$8,970	$5,478	$1,953
     Equity in earnings of PST included in the consolidated statements of operations were $6,771, $3,976 and $1,677 for the fiscal years ended December 31, 2006, 2005 and 2004, respectively. During 2006 and 2005, PST declared dividends payable to its joint venture partners, which included the Company. The Company received dividend payments from PST of $3,707 and $2,175 in 2006 and 2005, respectively, which decreased the Company’s investment in PST.
     Minda Instruments Ltd.
     The Company has a 49% interest in Minda Instruments Ltd. (“Minda”), a company based in India that manufactures electronic instrumentation equipment for the automotive and truck markets. The investment is accounted for under the equity method of accounting. The Company’s investment in Minda was $3,796, $828 and $781 at December 31, 2006 and 2005,

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
respectively. Equity in earnings of Minda included in the consolidated statements of operations were $354, $76 and $21, for the fiscal years ended December 31, 2006, 2005 and 2004, respectively.
4. Long-Term Debt
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
     Credit Agreement
     On March 7, 2006, the Company amended the existing credit agreement, which provided the Company with substantially all of its borrowing capacity on the $100.0 million credit facility. The credit agreement contains various covenants that require, among other things, the maintenance of certain specified ratios of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) and interest coverage. Restrictions also include limits on capital expenditures, operating leases and dividends. The amendment utilizes a borrowing base composed of accounts receivable and inventory. The borrowing base limitation expires June 30, 2007. In addition, the Company is prohibited from repurchasing, repaying or redeeming subordinated notes until certain covenant levels are met. As of December 31, $96.7 million of the $100.0 million credit facility was available to the Company. The revolving facility expires on April 30, 2008 and requires a commitment fee of 0.375% to 0.500% on the unused balance. The revolving facility permits the Company to borrow up to half its borrowings in specified foreign currencies. Interest is payable quarterly at either (i) the prime rate plus a margin of 0.25% to 1.25% or (ii) LIBOR plus a margin of 1.75% to 2.75%, depending upon the Company’s ratio of consolidated total debt to consolidated EBITDA, as defined. Interest on the swing line facility is payable monthly at the quoted overnight borrowing rate plus a margin of 1.75% to 2.75%, depending upon the Company’s ratio of consolidated total debt to consolidated EBITDA, as defined.
     Long-term debt consists of the following:

	December 31,
	2006	2005
11 1/2% Senior notes, due 2012	$200,000	$200,000
Other	—	44

Total debt	200,000	200,044
Less: Current portion	—	(44)

Total long-term debt less current portion	$200,000	$200,000

     Future maturities of long-term debt at December 31, 2006 are as follows:

2007	$—
2008	—
2009	—
2010	—
2011	—
Thereafter	200,000

Total	$200,000

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
5. Income Taxes
     The provision for income taxes on income included in the accompanying consolidated financial statements represent federal, state and foreign income taxes. The components of income (loss) before income taxes and the provision for income taxes consist of the following:

	For the Fiscal Years Ended
	December 31,
	2006	2005	2004
Income (loss) before income taxes:
Domestic	$6,581	$4,441	$(161,275)
Foreign	13,058	(5)	12,119

Total income (loss) before income taxes	$19,639	$4,436	$(149,156)

Income tax provision (benefit):
Current:
Federal	$(807)	$291	$(3,638)
State and foreign	3,176	2,397	4,548

Total current provision	2,369	2,688	910

Deferred:
Federal	2,175	(1,368)	(64,981)
State and foreign	582	2,183	7,418

Total deferred provision (benefit)	2,757	815	(57,563)

Total income tax provision (benefit)	$5,126	$3,503	$(56,653)

     A reconciliation of the Company’s effective income tax rate to the statutory federal tax rate is as follows:

	For the Fiscal Years Ended
	December 31,
	2006	2005	2004
Statutory U.S. federal income tax rate	35.0%	35.0%	(35.0)%
State income taxes, net of federal tax benefit	0.8	(7.0)	(0.6)
Tax credits	(5.6)	(24.6)	(1.2)
Goodwill impairment	—	—	1.1
Tax benefit for export sales	(1.4)	(9.5)	(0.4)
Foreign rate differential	(8.9)	(23.0)	(0.7)
Reduction of income tax accruals	(4.5)	(10.3)	(1.2)
Foreign deemed dividends, net of foreign tax credits	4.5	17.9	0.2
Reduction of deferred taxes	—	(22.6)	(0.2)
Foreign valuation allowances	4.1	120.3	—
Other	2.1	2.8	—

Effective income tax rate	26.1%	79.0%	(38.0)%

     The effective tax rate for 2006 decreased primarily due to the improved performance of the United Kingdom operations thus reducing the impact on the effective tax rate of the current year valuation allowance provided. The decrease in the effective tax rate was primarily attributable to an increase in pre-tax earnings and a corresponding reduction in the amount of additional valuation allowance needed that resulted from the improved performance of our United Kingdom operations. The effective tax rate was higher in 2005 due to net operating loss carryforwards and certain other deferred tax assets in the United Kingdom that required a full valuation allowance.
     Unremitted earnings of foreign subsidiaries were $24,656, $18,030 and $20,538 as of December 31, 2006, 2005 and 2004, respectively. Because these earnings have been indefinitely reinvested in foreign operations, no provision has been made for U.S.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
income taxes. It is impracticable to determine the amount of unrecognized deferred taxes with respect to these earnings; however, foreign tax credits may be available to reduce U.S. income taxes in the event of a distribution.
     Significant components of the Company’s deferred tax assets and (liabilities) as of December 31, 2006 and 2005 are as follows:

	2006	2005
Deferred tax assets:
Inventories	$2,002	$2,018
Employee benefits	2,353	1,426
Insurance	1,314	1,395
Depreciation and amortization	36,326	32,073
Net operating loss carryforwards	19,025	15,906
General business credit carryforwards	8,273	7,081
Reserves not currently deductible	6,896	7,144

Gross deferred tax assets	76,189	67,043
Less: Valuation allowance	(17,380)	(18,172)

Deferred tax assets less valuation allowance	58,809	48,871

Deferred tax liabilities:
Depreciation and amortization	(10,454)	—
Other	(3,944)	(1,328)

Gross deferred tax liabilities	(14,398)	(1,328)

Net deferred tax asset	$44,411	$47,543

     The valuation allowance represents the amount of tax benefit related to foreign net operating losses and other deferred tax assets as well as state deferred tax assets, which management believes are not likely to be realized.
     The Company has deferred tax assets for net operating loss carryforwards of $7,093 net of a valuation allowance of $11,932. The net operating losses relate to U.S. federal and foreign tax jurisdictions. The U.S. net operating losses expire beginning in 2023 through 2026 whereas the foreign net operating losses have indefinite expiration dates. The Company has a deferred tax asset for general business credit carryforwards of $6,244 net of a valuation allowance of $2,029. The general business credit carryforwards expire beginning in 2022 through 2026.
6. Operating Lease Commitments
     The Company leases equipment, vehicles and buildings from third parties under operating lease agreements.
     The estate of the late D.M. Draime, former Chairman of the Board of Directors, is a 50% owner of Hunters Square, Inc. (“HSI”), an Ohio corporation, which owns Hunters Square, an office complex and shopping mall located in Warren, Ohio. The Company leases office space in Hunters Square. The Company pays all maintenance, tax and insurance costs related to the operation of the office. Lease payments made by the Company to HSI were $342, $342 and $301 in 2006, 2005 and 2004, respectively. The lease terminates in December 2009. The Company believes the terms of the lease are no less favorable to it than would be the terms of a third-party lease.
     For the years ended December 31, 2006, 2005 and 2004, lease expense totaled $6,691, $6,495 and $6,455, including related party lease expense of $342, $342 and $301, respectively.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
     Future minimum operating lease commitments at December 31, 2006 are as follows:

	Third	Related
	Party	Party
2007	$5,395	$342
2008	3,441	342
2009	2,374	342
2010	967	—
2011	526	—
Thereafter	4,110	—

Total	$16,813	$1,026

7. Share-Based Compensation Plans
     In October 1997, the Company adopted a Long-Term Incentive Plan (“Incentive Plan”). The Company has reserved 2,500,000 Common Shares for issuance to officers and other key employees under the Incentive Plan. Under the Incentive Plan, as of December 31, 2006, the Company has granted cumulative options to purchase 1,594,500 Common Shares to management with exercise prices equal to the fair market value of the Company’s Common Shares on the date of grant. The options issued cliff-vest from one to five years after the date of grant and have a contractual life of 10 years. In addition, the Company has also issued 1,090,426 restricted Common Shares under the Incentive Plan, of which 590,701 are time-based with graded vesting using the straight-line method while the remaining 499,725 restricted Common Shares are performance-based. Restricted Common Shares awarded under the Incentive Plan entitle the shareholder to all the rights of Common Share ownership except that the shares may not be sold, transferred, pledged, exchanged, or otherwise disposed of during the forfeiture period.
     In 2004, pursuant to the Incentive Plan, the Company granted time-based restricted Common Share awards with graded vesting over a three year period. The shares vested in equal increments on the first, second and third grant-date anniversaries.
     In 2005, pursuant to the Incentive Plan, the Company granted time-based restricted Common Share awards and performance-based restricted Common Share awards. The time-based restricted Common Share awards vest over a one to four year period in equal increments on the first, second, third and fourth grant-date anniversaries. Approximately one-half of the performance-based restricted Common Share awards vest and are no longer subject to forfeiture upon the recipient remaining an employee of the Company for three years from date of grant and upon achieving certain net income per share targets established by the Company. The remaining one-half of the performance-based restricted Common Share awards also vest and are no longer subject to forfeiture upon the recipient remaining an employee for three years from date of grant and upon the Company attaining certain targets of performance measured against a peer group’s performance in terms of total return to shareholders. The actual number of restricted Common Shares to ultimately vest will depend on the Company’s level of achievement of the targeted performance measures and the employees’ attainment of the defined service requirements.
     In 2006, pursuant to the Incentive Plan, the Company granted time-based restricted shares and performance-based restricted shares. Certain time-based restricted Common Share awards cliff-vest three years after the grant date. Other time-based restricted Common Share awards are subject to graded vesting using the straight line method over a three year period. The performance-based restricted Common Share awards vest and are no longer subject to forfeiture upon the recipient remaining an employee of the Company for three years from date of grant and upon achieving certain net income per share targets established by the Company.
     In April 2005, the Company adopted the Directors’ Restricted Shares Plan (“Director Share Plan”). The Company has reserved 300,000 Common Shares for issuance under the Director Share Plan. Under the Director Share Plan, the Company has cumulatively issued 89,900 restricted Common Shares. Shares issued under the Director Share Plan during 2006 will cliff-vest after a period of 13 months.
     In April 2006, the Company’s shareholders approved the Amended and Restated Long-Term Incentive Plan (the “2006 Plan”). Common Shares reserved and available for awards under the 2006 Plan is 1,500,000 (this is an additional 1,500,000 Shares to the 2,500,000 Common Shares included in the Company’s original equity incentive plan, as amended, that expires on June 30, 2007), pursuant to which the maximum number of Common Shares which may be issued subject to Incentive Stock Options is 500,000.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
     Options
     A summary of option activity under the plans noted above as of December 31, 2006, and changes during the fiscal years ended are presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Share	Exercise	Contractual
	Options	Price	Term
Outstanding at December 31, 2005	757,850	$11.30
Expired	(69,100)	11.70
Exercised	(64,000)	5.21

Outstanding and Exercisable at December 31, 2006	624,750	$11.88	4.33

     The weighted-average grant-date fair value of options granted during the fiscal year ended December 31, 2004 was $2.28. There were no options granted during the fiscal years ended December 31, 2006 or 2005.
     The intrinsic value of options outstanding and exercisable is the difference between the fair market value of the Company’s Common Shares on the applicable date (“Measurement Value”) and the exercise price of those options that had an exercise price that was less than the Measurement Value. The intrinsic value of options exercised is the difference between the fair market value of the Company’s Common Shares on the date of exercise and the exercise price. The total intrinsic value of options exercised during the fiscal years ended December 31, 2006, 2005 and 2004 was $176, $42 and $3,909, respectively.
     As of December 31, 2006 and 2005, the aggregate intrinsic value of both outstanding and exercisable options was $115 and $137, respectively. The total fair value of options that vested during the fiscal years ended December 31, 2005 and 2004 was $1,465 and $1,646, respectively. Prior to 2006, all outstanding option grants had vested, and therefore, the number of exercisable and outstanding options is equal.
     Restricted Shares
     The fair value of the nonvested time-based restricted Common Share awards was calculated using the market value of the shares on the date of issuance. The weighted-average grant-date fair value of time-based restricted shares granted during the fiscal years ended December 31, 2006, 2005 and 2004 was $7.79, $10.23 and $15.15, respectively.
     The fair value of the nonvested performance-based restricted Common Share awards with a performance condition, requiring the Company to obtain certain net income per share targets, was calculated using the market value of the shares on the date of issuance. The fair value of the nonvested performance-based restricted Common Share awards with a market condition, which measures the Company’s performance against a peer group’s performance in terms of total return to shareholders, was estimated at the date of issuance using valuation techniques incorporating the Company’s historical total return to shareholders in comparison to its peers to determine the expected outcomes related to these awards.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
     A summary of the status of the Company’s nonvested restricted Common Shares as of December 31, 2006, and the changes during the fiscal year ended, are presented below:

	Time-Based Awards		Performance-Based Awards
		Weighted-		Weighted-
		Average		Average
		Grant-Date		Grant-Date
Non-vested Restricted Common Shares	Shares	Fair Value	Shares	Fair Value
Non-vested at December 31, 2005	207,251	$11.47	237,000	$8.24
Granted	431,650	7.79	262,725	8.39
Vested	(155,883)	10.37	—	—
Forfeited	(14,626)	10.81	(102,900)	8.24

Non-vested at December 31, 2006	468,392	$8.47	396,825	$8.34

     As of December 31, 2006, total unrecognized compensation cost related to nonvested time-based restricted Common Share awards granted was $2,189. That cost is expected to be recognized over a weighted-average period of 1.72 years. For the fiscal years ended December 31, 2006, 2005 and 2004, the total fair value of time-based restricted Common Share awards vested was $1,064, $460 and $4, respectively.
     As of December 31, 2006, total unrecognized compensation cost related to nonvested performance-based restricted Common Share awards granted was $695. That cost is expected to be recognized over a weighted-average period of 2.13 years. As noted above, the Company has issued and outstanding performance-based restricted Commons Share awards that use different performance targets. The awards that use net income per share as the performance target will not be expensed until it is probable that the Company will meet the underlying performance condition. However, the awards that measure performance against a peer group are expensed even if the performance condition is not met. No performance-based restricted Common Share awards have vested as of December 31, 2006.
     Cash received from option exercises under all share-based payment arrangements for the fiscal years ended December 31, 2006, 2005 and 2004 was $301, $66 and $561, respectively. In 2005, $65 in cash was used to settle equity instruments granted under all share-based arrangements; however, for the fiscal years ended December 31, 2006 and 2004, no cash was used in such settlements. The actual tax benefit realized for the tax deductions from the vesting of restricted Common Shares and option exercises of the share-based payment arrangements totaled $176, $220 and $1,466 for the fiscal years ended December 31, 2006, 2005 and 2004, respectively.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
8. Employee Benefit Plans
     The Company has certain defined contribution profit sharing and 401(k) plans covering substantially all of its employees. Company contributions are generally discretionary; however, a portion of these contributions is based upon a percentage of employee compensation, as defined in the plans. The Company’s policy is to fund all benefit costs accrued. For the fiscal years ended December 31, 2006, 2005 and 2004, expenses related to these plans amounted to $3,556, $3,828 and $4,276, respectively.
     The Company has a single defined benefit pension plan that covers certain employees in the United Kingdom and a single postretirement benefit plan that covers certain employees in the U.S. As of December 31, 2003, employees covered under the United Kingdom defined benefit pension plan no longer accrued benefits related to future service and wage increases. In September 2006, the Board of Directors approved a proposal to discontinue life insurance benefits of all active and retired employees under the Company’s U.S. postretirement benefit plan effective September 30, 2006. The discontinuance of these benefits was accounted for as a plan settlement, resulting in a one-time non-cash gain of approximately $1,242. The remaining healthcare portion of the postretirement benefit plan is contributory, with participants’ contributions adjusted annually.
     The following table sets forth the benefit obligation, fair value of plan assets, and the funded status of the Company’s plans; amounts recognized in the Company’s financial statements; and the principal weighted average assumptions used:

	Pension Benefit Plan		Postretirement Benefit Plan
	2006	2005	2006	2005
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$19,988	$19,985	$1,702	$1,814
Service cost	92	73	40	114
Interest cost	994	981	67	112
Actuarial loss (gain)	(515)	2,035	(239)	(253)
Benefits paid	(663)	(908)	(80)	(85)
Settlement	—	—	(982)
Translation adjustments	2,785	(2,178)	—	—

Projected benefit obligation at end of year	$22,681	$19,988	$508	$1,702

Change in plan assets:
Fair value of plan assets at beginning of year	$15,898	$15,559	$—	$—
Actual return on plan assets	2,209	2,798	—	—
Employer contributions	276	164	387	85
Benefits paid	(663)	(908)	(80)	(85)
Settlement	—	—	(307)
Translation adjustments	2,336	(1,715)	—	—

Fair value of plan assets at end of year	$20,056	$15,898	$—	$—

Accumulated benefit obligation at end of year	22,681	19,988	508	1,702
Funded status at end of year	2,625	4,090	508	1,702

Amounts recognized in the consolidated balance sheet consist of:
Accrued liabilities	(2,625)	(4,090)	(508)	(2,042)
     At December 31, 2006 and 2005, long-term liabilities of $3,075 and $6,132 related to the defined benefit plan and postretirement benefit plan were recognized in the accompanying consolidated balance sheets as components of other liabilities. In addition, a current liability related to the other postretirement benefit plan of $58 was recognized as a component of accrued expenses and other on the consolidated balance sheet at December 31, 2006.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

	Pension Benefit Plan		Postretirement Benefit Plan
	2006	2005	2006	2005
Weighted average assumptions used to determine benefit obligation at December 31:
Discount rate	5.15%	4.75%	5.80%	5.50%
Rate of increase to compensation levels	N/A	N/A	N/A	2.50%
Rate of increase to pensions in payment	3.00%	3.00%	N/A	N/A
Rate of future price inflation	2.90%	2.75%	N/A	N/A
Initial health care cost trend rate	N/A	N/A	11.00%	12.00%
Ultimate health care cost trend rate	N/A	N/A	6.00%	6.00%
Year that the ultimate trend rate is reached	N/A	N/A	2011	2011
Measurement date	12/31/06	12/31/05	12/31/06	12/31/05

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	4.75%	5.30%	5.50%	5.75%
Expected long-term return on plan assets	6.40%	7.00%	N/A	N/A
Rate of increase to compensation levels	N/A	N/A	2.50%	2.50%
Rate of increase to pensions in payment	3.00%	3.00%	N/A	N/A
Rate of future price inflation	2.75%	2.75%	N/A	N/A
Initial health care cost trend rate	N/A	N/A	11.00%	12.00%
Ultimate health care cost trend rate	N/A	N/A	6.00%	6.00%
Year that the ultimate trend rate is reached	N/A	N/A	2011	2011
Measurement date	12/31/06	12/31/05	12/31/05	12/31/04
     In the fiscal year ended December 31, 2006, the Company adopted the provisions of SFAS 158. Prior to the adoption of SFAS 158, the Company’s accumulated benefit obligations and projected benefit obligations were equal, therefore upon adoption, there was no significant impact on the Company’s consolidated statement of financial position as of December 31, 2006. In addition, the provisions of SFAS 158 require the Company to disclose costs recognized in other comprehensive income for the period pursuant and the amortization amounts to be recognized in the next fiscal year, which are shown in the following tables:

Pension Benefit Plan
2006
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial gain	$(1,367)
Amortization of actuarial gain	(258)

Total recognized in other comprehensive income	(1,625)

Total recognized in net periodic pension cost and other comprehensive income	$(1,367)
     The following table displays the amortization amounts to be recognized in the next fiscal year:

Pension Benefit Plan
2007
Amortization of net actuarial loss	$78
     The Company’s expected long-term return on plan assets assumption is based on a periodic review and modeling of the plan’s asset allocation and liability structure over a long-term horizon. Expectations of returns for each asset class are the most

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
important of the assumptions used in the review and modeling and are based on comprehensive reviews of historical data and economic / financial market theory. The expected long-term rate of return on assets was selected from within the reasonable range of rates determined by (a) historical real returns, net of inflation, for the asset classes covered by the investment policy, and (b) projections of inflation over the long-term period during which benefits are payable to plan participants.
     Components of net periodic pension and postretirement benefit cost are as follows:

	Pension Benefit Plan			Postretirement Benefit Plan
	For the Fiscal Years Ended			For the Fiscal Years Ended
	December 31,			December 31,
	2006	2005	2004	2006	2005	2004
Service cost	$92	$73	$73	$40	$114	$98
Interest cost	994	981	879	67	112	95
Settlement gain	—	—	—	(1,242)	—	—
Expected return on plan assets	(1,086)	(999)	(989)	—	—	—
Amortization of actuarial loss (gain)	258	291	55	(17)	—	—

Net periodic (benefit) cost	$258	$346	$18	$(1,152)	$226	$193

     Assumed healthcare cost trend rates have a significant effect on the amounts reported for the postretirement health benefits. A 1% point change in assumed healthcare cost trend rates would have the following effects:

	1% Point	1% Point
	Increase	Decrease
Effect on total of service and interest components	$2	$(2)
Effect on postretirement benefits obligation	$40	$(36)
     In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. As of December 31, 2004, the Company recognized the effects of the Act in the measure of its projected and accumulated benefit obligation under its postretirement benefit plan in accordance with FSP SFAS No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003 and it did not have a material impact on the Company’s consolidated financial statements.
     The Company’s defined benefit pension plan fair value weighted-average asset allocations at December 31 by asset category are as follows:

	2006	2005
Asset Category:
Equity securities	81%	78%
Debt securities	18	21
Other	1	1

Total	100%	100%

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
     The Company’s target asset allocation, with a permitted range of ± 7.50%, as of December 31, 2006, by asset category, is as follows:

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
     The Company expects to contribute $353 to its defined benefit pension plan in 2007. The following pension and postretirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefit	Postretirement
	Plan	Benefit Plan
2007	$705	$58
2008	705	59
2009	705	58
2010	744	57
2011	979	55
2012 to 2016	5,640	223
     The Company recorded an additional minimum benefit for the defined benefit pension plan of $2,321 and $565 at December 31, 2006 and 2005, respectively. This liability represents the amount by which the accumulated benefit obligation exceeds the sum of the fair market value of plan assets and accrued amounts previously recorded. A corresponding charge was recorded as a component of accumulated other comprehensive income of $1,625 and $396, net of related tax provision of $696 and $170, at December 31, 2006 and 2005, respectively. At December 31, 2006 and 2005, the Company was required to record a valuation allowance of $369 and $1,328, respectively, that fully offset the deferred tax asset.
9. Fair Value of Financial Instruments
     Financial Instruments
     A financial instrument is cash or a contract that imposes an obligation to deliver, or conveys a right to receive cash or another financial instrument. The carrying values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. The estimated fair value of the Company’s senior notes (fixed rate debt) at December 31, 2006 and 2005, per quoted market sources, was $206.0 million and $202.1 million, respectively. On both dates, the carrying value was $200.0 million.
     Derivative Instruments and Hedging Activities
     We make use of derivative instruments in foreign exchange and commodity price hedging programs. Derivatives currently in use are foreign currency forward and option contracts and commodity swaps. These contracts are used strictly for hedging and not for speculative purposes. Management believes that its use of these instruments to reduce risk is in the Company’s best interest.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
     As a result of our international business presence, we are exposed to foreign currency exchange risk. The Company uses derivative financial instruments, including foreign currency forward and option contracts, to mitigate its exposure to fluctuations in foreign currency exchange rates by reducing the effect of such fluctuations on foreign currency denominated intercompany transactions and other known foreign currency exposures. The principal currencies hedged by the Company include the Swedish krona, British pound, Mexican peso and the Euro. The foreign currency forward contracts are marked to market, with gains and losses recognized in the Company’s consolidated statement of operations as a component of other income. The Company’s foreign currency forward and option contracts substantially offset gains and losses on the underlying foreign denominated transactions.
     To mitigate the risk of future price volatility and, consequently, fluctuations in gross margins, we have entered into fixed price swaps for 480 metric tonnes of copper with a bank to fix the cost of copper purchases with the objective of minimizing changes in cost due to market price fluctuations. Because these contracts were executed to hedge forecasted transactions, the contracts are accounted for as a cash flow hedge. The effective portion of the unrealized gain or loss is deferred and reported as a component of accumulated other comprehensive income. Our expectation is that the cash flow hedge will be highly effective in the future; however, as of December 31, 2006 it was not deemed effective and had no impact on other comprehensive income. The effectiveness of the transaction will be measured on an ongoing basis under the hypothetical method. As of December 31, 2006, the effect on net income was not significant.
     The Company’s foreign currency forward contracts have a notional value of $16,147 and $23,077 at December 31, 2006 and 2005, respectively. The purpose of these investments is to reduce exposure related to the Company’s Swedish krona and British pound denominated receivables. The estimated fair value of these contracts at December 31, 2006 and 2005, per quoted market sources, was approximately $(502) and $163, respectively. The Company’s foreign currency option contracts expired as of December 31, 2006 and 2005, respectively.
10. Commitments and Contingencies
     In the ordinary course of business, the Company is involved in various legal proceedings, workers’ compensation and product liability disputes. The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of operations, cash flows or the financial position of the Company.
     Customer Bankruptcies
     During 2006 and 2005, some of the Company’s customers had filed for Chapter 11 bankruptcy protection. As a result, the Company established reserves for estimated losses that were expected to result from the bankruptcies of approximately $627 and $3,570 for the fiscal years ended December 31, 2006 and 2005, respectively. The charges were recorded in the Company’s condensed consolidated statement of operations as a component of provision for doubtful accounts expense. These charges established reserves for estimated losses expected to result from the bankruptcies and were recorded in the Company’s consolidated statement of operations as a component of provision for doubtful accounts expense.
11. Related Party Transactions
     Relationship with Counsel. Avery Cohen, a director and Secretary of the Company, is a partner in Baker & Hostetler LLP, a law firm, which has served as general outside counsel for the Company since 1993 and is expected to continue to do so in the future. The Company paid $1,081, $1,193 and $1,255 in legal fees to Baker & Hostetler, LLP for the fiscal years ended December 31, 2006, 2005 and 2004, respectively.
     Industrial Development Associates LP (“IDA”). The Company owned a 30% interest in Industrial Development Associates Limited Partnership, a Maryland limited partnership (“IDA”). In addition, Earl L. Linehan, a member of Stoneridge’s Board of Directors owns an interest in IDA and the estate of D.M. Draime (D.M. Draime was Chairman of the Board of Directors until his death in July 2006) owned an interest in IDA. IDA is a real estate development company of certain commercial properties in Mebane, North Carolina. Stoneridge previously leased a facility from IDA.
     On December 29, 2006, the Company entered into a Partnership Interest Purchase Agreement (the “Purchase Agreement”) with Heritage Real Estate Fund V, LLC, a Maryland limited liability company (“Heritage”). Pursuant to the Purchase Agreement,

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
on December 29, 2006, Stoneridge sold its 30% general partnership interest in IDA to Heritage for $1,035 in cash and recognized a gain of $1,627 that is included in the consolidated statement of operations as a component of other (income) loss, net. The transaction price was determined by the average of two independent appraisals.
     Mr. Linehan is a member of Heritage owning a 14.2% membership interest in Heritage. The managing member of Heritage is Heritage Properties, Inc. Mr. Linehan is member of the Board of Directors of Heritage Properties, Inc. Mr. Linehan also owns approximately 26.35% of MI Holding Company, a Maryland corporation, which is a 5% general partner of IDA. On December 29, 2006, the estate of D.M. Draime also entered into a Partnership Interest Purchase Agreement with Heritage to sell the estate’s 10% limited partnership interest to Heritage for $345. The son of D.M. Draime, Jeffrey P. Draime, is a member of Stoneridge’s Board of Directors.
     Hunters Square. See Note 6 to the Company’s consolidated financial statements for information on the Company’s related party transactions involving operating leases.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
12. Restructuring
     In January 2005, the Company announced restructuring initiatives related to the rationalization of certain manufacturing facilities in Europe and North America. This rationalization is part of the Company’s cost reduction initiatives. In connection with these initiatives, the Company recorded restructuring charges of $608, $5,098 and $2,087 in the Company’s consolidated statement of operations for the fiscal years ended December 31, 2006, 2005 and 2004. Adjustments in severance costs for the Vehicle Management & Power Distribution segment recognized during 2006 were the result of changes to the scheduled closure date of a facility. Also included in the condensed consolidated statements of operations was a gain on the sale of property, plant and equipment related to our restructuring initiatives of $336 for the fiscal year ended December 31, 2005. This gain is netted within the activity listed in the table on the next page.
     The restructuring charges related to the Vehicle Management & Power Distribution reportable segment included the following:

		Asset-
	Severance	Related
	Costs	Charges	Total
Total expected restructuring charges	$987	$127	$1,114

Balance at December 31, 2004	$—	$—	$—

First quarter charge to expense	88	127	215
Second quarter charge to expense	9	—	9
Third quarter charge to expense	356	—	356
Fourth quarter charge to expense	70	—	70
Cash payments	(111)	—	(111)
Non-cash utilization	—	(127)	(127)

Balance at December 31, 2005	$412	$—	$412

First quarter charge to expense	176	—	176
Second quarter charge to expense	(370)	—	(370)
Third quarter charge to expense	127	—	127
Fourth quarter charge to expense	436	—	436
Cash payments	(343)	—	(343)
Non-cash utilization	—	—	—

Balance at December 31, 2006	$438	$—	$438

Remaining expected restructuring charge	$95	$—	$95

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
     The restructuring charges related to the Control Devices reportable segment included the following:

		Asset-	Facility	Other
	Severance	Related	Closure	Exit
	Costs	Charges	Costs	Costs	Total
Total expected restructuring charges	$3,665	$983	$1,137	$653	$6,438

Balance at March 31, 2004	$—	$—	$—	$—	$—

Second quarter charge to expense	—	205	—	—	205
Third quarter charge to expense	—	202	—	118	320
Fourth quarter charge to expense	1,068	207	—	287	1,562
Cash payments	(590)	—	—	(405)	(995)
Non-cash utilization	—	(614)	—	—	(614)

Balance at December 31, 2004	$478	$—	$—	$—	$478

First quarter charge to expense	1,698	206	—	7	1,911
Second quarter charge to expense	586	163	746	174	1,669
Third quarter charge to expense	214	—	218	35	467
Fourth quarter charge to expense	(57)	—	140	(18)	65
Cash payments	(2,722)	—	(140)	(198)	(3,060)
Non-cash utilization	—	(369)	—	—	(369)

Balance at December 31, 2005	$197	$—	$964	$—	$1,161

First quarter charge to expense	—	—	—	48	48
Second quarter charge to expense	204	—	14	2	220
Third quarter charge to expense	(48)	—	1	—	(47)
Fourth quarter charge to expense	—	—	18	—	18
Cash payments	(353)	—	(569)	(50)	(972)
Non-cash utilization	—	—	—	—	—

Balance at December 31, 2006	$—	$—	$428	$—	$428

Remaining expected restructuring charge	$—	$—	$—	$—	$—

     All restructuring charges, except for the asset-related charges, result in cash outflows. Asset-related charges primarily relate to accelerated depreciation and the write-down of property, plant and equipment, resulting from the closure or streamlining of certain facilities. Severance costs relate to a reduction in workforce. Facility closure costs primarily relate to asset relocation and lease termination costs. Other exit costs include miscellaneous expenditures associated with exiting business activities. The Company expects that all restructuring efforts will be substantially completed during the second quarter of 2007.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
13. Segment Reporting
     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise that are evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the chief executive officer.
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
     A summary of financial information by reportable segment is as follows:

	For the Fiscal Years Ended
	December 31,
	2006	2005	2004
Net Sales
Vehicle Management & Power Distribution	$407,706	$358,683	$352,706
Intersegment sales	17,479	16,543	15,919

Vehicle Management & Power Distribution net sales	425,185	375,226	368,625

Control Devices	300,993	312,901	329,089
Intersegment sales	3,811	3,163	2,533

Control Devices net sales	304,804	316,064	331,622

Eliminations	(21,290)	(19,706)	(18,452)

Total consolidated net sales	$708,699	$671,584	$681,795

Income (Loss) Before Income Taxes
Vehicle Management & Power Distribution	24,473	13,573	29,623
Control Devices (A)	10,396	5,640	(150,021)
Other corporate activities	6,392	8,217	(4,477)
Corporate interest expense	(21,622)	(22,994)	(24,281)

Total consolidated income (loss) before income taxes	$19,639	$4,436	$(149,156)

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

	For the Fiscal Years Ended
	December 31,
	2006	2005	2004
Depreciation and Amortizaton
Vehicle Management & Power Distribution	$7,958	$8,104	$8,559
Control Devices	17,797	17,668	15,934
Corporate activities	425	385	309

Total consolidated depreciation and amortization (B)	$26,180	$26,157	$24,802

Interest Expense (Income)
Vehicle Management & Power Distribution	(436)	120	237
Control Devices	558	758	(62)
Corporate activities	21,622	22,994	24,281

Total consolidated interest expense	$21,744	$23,872	$24,456

Capital Expenditures
Vehicle Management & Power Distribution	11,086	9,461	9,239
Control Devices	14,627	19,351	14,517
Corporate activities	182	122	161

Total consolidated capital expenditures	$25,895	$28,934	$23,917

	December 31,
	2006	2005	2004
Total Assets
Vehicle Management & Power Distribution	$184,327	$158,203	$175,406
Control Devices	216,523	223,578	199,401
Corporate (C)	265,986	248,633	239,205
Eliminations	(165,029)	(167,376)	(141,011)

Total consolidated assets	$501,807	$463,038	$473,001

(A)	The Company’s 2004 Loss Before Income Taxes for the Control Devices reportable segment includes a non-cash goodwill impairment charge of $183,450, which was recorded in the fourth quarter of 2004.

(B)	These amounts represent depreciation and amortization on fixed and certain intangible assets.

(C)	Assets located at Corporate consist primarily of cash, fixed assets, deferred taxes and equity investments.
     The following table presents the Company’s core product lines by reportable segment, as a percentage of net sales:

	For the Fiscal Years Ended
	December 31,
	2006	2005	2004
Vehicle Management & Power Distribution:
Vehicle electrical power and distribution systems	32%	29%	28%
Electronic instrumentation and information display products	25	24	24

	57%	53%	52%

Control Devices:
Actuator and sensor products	18%	21%	20%
Switch and sensor products	25	26	28

	43%	47%	48%

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
     The following table presents net sales and non-current assets for each of the geographic areas in which the Company operates:

	For the Fiscal Years Ended
	December 31,
	2006	2005	2004
Net Sales
North America	$541,541	$532,523	$539,412
Europe and other	167,158	139,061	142,383

Total consolidated net sales	$708,699	$671,584	$681,795

	December 31,
	2006	2005	2004
Non-Current Assets
North America	$215,429	$218,784	$183,604
Europe and other	32,346	25,574	55,355

Total non-current assets	$247,775	$244,358	$238,959

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
     Presented below are summarized consolidating financial statements of the Parent (which includes certain of the Company’s operating units), the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the Company on a consolidated basis, as of December 31, 2006 and December 31, 2005 and for each of the three fiscal years ended December 31, 2006, 2005 and 2004.
     These summarized condensed consolidating financial statements are prepared under the equity method. Separate financial statements for the Guarantor Subsidiaries are not presented based on management’s determination that they do not provide additional information that is material to investors. Therefore, the Guarantor Subsidiaries are combined in the presentation below.

	December 31, 2006
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$28,937	$12	$36,933	$—	$65,882
Accounts receivable, net	48,187	28,376	30,422	—	106,985
Inventories, net	26,173	12,502	19,846	—	58,521
Prepaid expenses and other	(273,206)	275,577	11,077	—	13,448
Deferred income taxes	3,724	4,379	1,093	—	9,196

Total current assets	(166,185)	320,846	99,371	—	254,032

Long-Term Assets:
Property, plant and equipment, net	61,320	31,643	21,623	—	114,586
Other Assets:
Goodwill	44,585	20,591	—	—	65,176
Investments and other, net	30,874	131	170	(300)	30,875
Deferred income taxes	40,713	(3,341)	(234)	—	37,138
Investment in subsidiaries	411,366	—	—	(411,366)	—

Total long-term assets	588,858	49,024	21,559	(411,666)	247,775

Total Assets	$422,673	$369,870	$120,930	$(411,666)	$501,807

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$26,690	$19,044	$26,759	$—	$72,493
Accrued expenses and other	17,291	7,314	21,019	—	45,624

Total current liabilities	43,981	26,358	47,778	—	118,117

Long-Term Liabilities:
Long-term debt	200,000	—	300	(300)	200,000
Deferred income taxes	—	—	1,923	—	1,923
Other liabilities	70	450	2,625	—	3,145

Total long-term liabilities	200,070	450	4,848	(300)	205,068

Shareholders’ Equity	178,622	343,062	68,304	(411,366)	178,622

Total Liabilities and Shareholders’ Equity	$422,673	$369,870	$120,930	$(411,666)	$501,807

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

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
     Supplemental condensed consolidating financial statements (continued):

	For the Fiscal Year Ended December 31, 2006
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Sales	$352,050	$223,332	$219,870	$(86,553)	$708,699

Costs and Expenses:
Cost of goods sold	304,042	167,707	161,870	(83,826)	549,793
Selling, general and administrative	51,493	34,877	40,895	(2,727)	124,538
(Gain) Loss on sale of property, plant and equipment, net	(1,312)	4	5	—	(1,303)
Restructuring charges	368	224	16	—	608

Operating Income (Loss)	(2,541)	20,520	17,084	—	35,063

Interest expense (income), net	22,366	—	(622)	—	21,744
Other (income) expense, net	(7,919)	(291)	1,890	—	(6,320)
Equity earnings from subsidiaries	(32,998)	—	—	32,998	—

Income (Loss) Before Income Taxes	16,010	20,811	15,816	(32,998)	19,639

Provision for income taxes	1,497	15	3,614	—	5,126

Net Income (Loss)	$14,513	$20,796	$12,202	$(32,998)	$14,513

	For the Fiscal Year Ended December 31, 2005
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Sales	$332,173	$228,975	$183,596	$(73,160)	$671,584

Costs and Expenses:
Cost of goods sold	285,332	166,796	141,894	(71,026)	522,996
Selling, general and administrative	52,746	32,758	37,177	(2,134)	120,547
(Gain) Loss on sale of property, plant and equipment, net	63	—	(423)	—	(360)
Restructuring charges	247	833	4,018	—	5,098

Operating Income (Loss)	(6,215)	28,588	930	—	23,303

Interest expense (income), net	23,751	(1)	122	—	23,872
Other (income) expense, net	(5,410)	—	405	—	(5,005)
Equity earnings from subsidiaries	(24,306)	—	—	24,306	—

Income (Loss) Before Income Taxes	(250)	28,589	403	(24,306)	4,436

Provision (benefit) for income taxes	(1,183)	28	4,658	—	3,503

Net Income (Loss)	$933	$28,561	$(4,255)	$(24,306)	$933

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
     Supplemental condensed consolidating financial statements (continued):

	For the Fiscal Year Ended December 31, 2004
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Sales	$255,243	$223,854	$233,392	$(30,694)	$681,795

Costs and Expenses:
Cost of goods sold	204,639	151,776	181,087	(30,694)	506,808
Selling, general and administrative	47,491	36,334	31,009	—	114,834
Loss on sale of property, plant and equipment, net	80	36	70	—	186
Goodwill impairment charge	183,450	—	—	—	183,450
Restructuring charges	—	—	2,087	—	2,087

Operating Income (Loss)	(180,417)	35,708	19,139	—	(125,570)

Interest expense (income), net	24,692	—	(236)	—	24,456
Other (income) expense, net	(5,138)	3,571	697	—	(870)
Equity earnings from subsidiaries	(45,159)	—	—	45,159	—

Income (Loss) Before Income Taxes	(154,812)	32,137	18,678	(45,159)	(149,156)

Provision (benefit) for income taxes	(62,309)	609	5,047	—	(56,653)

Net Income (Loss)	$(92,503)	$31,528	$13,631	$(45,159)	$(92,503)

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
     Supplemental condensed consolidating financial statements (continued):

	For the Fiscal Year Ended December 31, 2006
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$10,415	$5,603	$42,241	$(11,719)	$46,540

INVESTING ACTIVITIES:
Capital expenditures	(12,412)	(5,619)	(7,864)	—	(25,895)
Proceeds from sale of fixed assets	2,266	—	—	—	2,266
Proceeds from sale of partnership interest	1,153	—	—	—	1,153
Business acquisitions and other	(1,476)	245	(6)	(896)	(2,133)

Net cash used by investing activities	(10,469)	(5,374)	(7,870)	(896)	(24,609)

FINANCING ACTIVITIES:
Borrowings (repayments) of long-term debt	2,426	—	(14,189)	11,719	(44)
Share-based compensation activity, net	1,337	—	(1,036)	—	301
Shareholder distributions	10,854	—	(10,854)	—	—
Other financing costs	6,620	(264)	(7,402)	896	(150)

Net cash provided (used) by financing activities	21,237	(264)	(33,481)	12,615	107

Effect of exchange rate changes on cash and cash equivalents	—	—	3,060	—	3,060

Net change in cash and cash equivalents	21,183	(35)	3,950	—	25,098
Cash and cash equivalents at beginning of period	7,754	47	32,983	—	40,784

Cash and cash equivalents at end of period	$28,937	$12	$36,933	$—	$65,882

	For the Fiscal Year Ended December 31, 2005
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$3,280	$9,013	$(1,816)	$8,584	$19,061

INVESTING ACTIVITIES:
Capital expenditures	(14,608)	(8,992)	(5,334)	—	(28,934)
Proceeds from sale of fixed assets	—	—	1,664	—	1,664
Business acquisitions and other	(1,041)	(52)	—	811	(282)

Net cash provided (used) by investing activities	(15,649)	(9,044)	(3,670)	811	(27,552)

FINANCING ACTIVITIES:
Borrowings (repayments) of long-term debt	—	—	8,466	(8,584)	(118)
Share-based compensation activity, net	1	61	—	(61)	1
Other financing costs	(241)	—	750	(750)	(241)

Net cash provided (used) by financing activities	(240)	61	9,216	(9,395)	(358)

Effect of exchange rate changes on cash and cash equivalents	—	—	(2,699)	—	(2,699)

Net change in cash and cash equivalents	(12,609)	30	1,031	—	(11,548)
Cash and cash equivalents at beginning of period	20,363	17	31,952	—	52,332

Cash and cash equivalents at end of period	$7,754	$47	$32,983	$—	$40,784

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
     Supplemental condensed consolidating financial statements (continued):

	For the Fiscal Year Ended December 31, 2004
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$18,390	$9,241	$5,612	$15,033	$48,276

INVESTING ACTIVITIES:
Capital expenditures	(8,647)	(9,399)	(5,871)	—	(23,917)
Proceeds from sale of fixed assets	1	—	—	—	1
Business acquisitions and other	(745)	—	43	—	(702)
Collection of note receivable from joint venture	4,695	—	—	—	4,695

Net cash used by investing activities	(4,696)	(9,399)	(5,828)	—	(19,923)

FINANCING ACTIVITIES:
Borrowings (repayments) of long-term debt	(7,300)	—	21,809	(15,033)	(524)
Share-based compensation activity, net	(557)	149	28	—	(380)
Other financing costs	(134)	—	—	—	(134)

Net cash provided (used) by financing activities	(7,991)	149	21,837	(15,033)	(1,038)

Effect of exchange rate changes on cash and cash equivalents	—	—	875	—	875

Net change in cash and cash equivalents.	5,703	(9)	22,496	—	28,190
Cash and cash equivalents at beginning of period	14,660	26	9,456	—	24,142

Cash and cash equivalents at end of period	$20,363	$17	$31,952	$—	$52,332

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
15. Unaudited Quarterly Financial Data
     The following is a summary of actual quarterly results of operations for 2006 and 2005:

	Quarter Ended
	Dec. 31	Sept. 30	Jul. 1	Apr. 1
	(in millions, except per share data)
2006
Net sales	$171.2	$172.4	$185.5	$179.6
Gross profit	36.0	38.2	44.0	40.7
Operating income	2.8	9.1	12.8	10.4
Net income	$1.5	$4.4	$4.9	$3.8

Basic net income per share (A)	$0.06	$0.19	$0.21	$0.17

Diluted net income per share (A)	$0.06	$0.19	$0.21	$0.16

	Quarter Ended
	Dec. 31	Oct. 1	Jul. 2	Apr. 2
2005
Net sales	$151.8	$158.7	$180.3	$180.8
Gross profit	30.0	31.6	41.8	45.2
Operating income (loss)	1.9	(0.3)	9.0	12.7
Net income (loss)	$(3.0)	$(3.3)	$2.8	$4.4

Basic net income (loss) per share (A)	$(0.13)	$(0.14)	$0.12	$0.19

Diluted net income (loss) per share (A)	$(0.13)	$(0.14)	$0.12	$0.19

(A)	Earnings per share for the year may not equal the sum of the four historical quarters earnings per share due to changes in basic and diluted shares outstanding.

STONERIDGE, INC. AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
	Period	Expenses	Write-offs	Period
Allowance for doubtful accounts:
Fiscal year ended December 31, 2004	$1,483	$354	$40	$1,797
Fiscal year ended December 31, 2005	1,797	3,711	1,679	3,829
Fiscal year ended December 31, 2006	3,829	236	234	3,831

			Exchange rate
	Balance at	Net additions	fluctuations	Balance at
	Beginning of	charged to	and other	End of
	Period	income	items	Period
Valuation allowance for deferred tax assets:
Fiscal year ended December 31, 2004	$2,557	$9,343	$216	$12,116
Fiscal year ended December 31, 2005	12,116	5,676	380	18,172
Fiscal year ended December 31, 2006	18,172	795	(1,587)	17,380

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.
     There has been no disagreement between the management of the Company and its independent auditors on any matter of accounting principles or practices of financial statement disclosures, or auditing scope or procedure.
Item 9A. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures
     As of December 31, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006.
     Changes in Internal Control Over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting during the fourth quarter ended December 31, 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
     Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). In evaluating the Company’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2006. Based on our evaluation under the framework in Internal Control- Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2006.
     Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Our management’s assessment of the effectiveness of the internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which follows this report.

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders of Stoneridge, Inc. and Subsidiaries
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Stoneridge, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Stoneridge Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that Stoneridge, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Stoneridge, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stoneridge, Inc. and Subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 12, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
March 12, 2007

Item 9B. Other Information.
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     The information required by Item 10 regarding our directors is incorporated by reference to the Proxy Statement sections and subsections entitled, “Proposal One: Election of Directors,” “Nominating and Corporate Governance Committee,” “Audit Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Guidelines.” The information required by Item 10 regarding our executive officers appears as a Supplementary Item following Item 4 under Part I hereof.
Item 11. Executive Compensation.
     The information required by this Item 11 is incorporated by reference to the information under the sections and subsections “Compensation Committee,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Executive Compensation” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 7, 2007.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The information required by this Item 12 (other than the information required by Item 201(d) of Regulation S-K which is set forth below) is incorporated by reference to the information under the heading “Security Ownership of Certain Beneficial Owners and Management” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 7, 2007.
     In October 1997, we adopted a Long-Term Incentive Plan for our employees. In May 2002, we adopted a Director Share Option Plan for our directors. In April 2005, we adopted a Directors’ Restricted Shares Plan. In April 2006, we amended the Long-Term Incentive Plan, which expires on June 30, 2007. Our shareholders approved each plan. Equity compensation plan information, as of December 31, 2006, is as follows:

Number of securities
	Number of securities to	Weighted-average	remaining available
	be issued upon the	exercise price of	for future issuance
	exercise of outstanding	outstanding share	under equity
	share options	options	compensation plans (1)
Equity compensation plans approved by shareholders	624,750	$11.88	1,005,992

Equity compensation plans not approved by shareholders	—	$—	—

(1) Excludes securities reflected in the first column, “Number of securities to be issued upon the exercise of outstanding share options.” Also excludes 816,917 restricted Common Shares issued and outstanding to key employees pursuant to the Company’s Long-Term Incentive Plan, 1,500,000 restricted Common Shares authorized but not yet registered under the 2006 Plan, and 48,300 restricted Common Shares issued and outstanding to directors under the Directors’ Restricted Shares Plan as of December 31, 2006.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
     The information required by this Item 13 is incorporated by reference to the information under the sections and subsections “Transactions with Related Persons” and “Director Independence” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 7, 2007.
Item 14. Principal Accounting Fees and Services.
     The information required by this Item 14 is incorporated by reference to the information under the sections and subsections “Service Fees Paid to Independent Registered Accounting Firm” and “Pre-Approval Policy” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 7, 2007.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
     (a) The following documents are filed as part of this Form 10-K.

		Page in
		Form 10-K
(1)	Consolidated Financial Statements:
	Report of Independent Registered Public Accounting Firm	30
	Consolidated Balance Sheets as of December 31, 2006 and 2005	31
	Consolidated Statements of Operations for the Fiscal Years Ended December 31, 2006, 2005 and 2004	32
	Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2006, 2005 and 2004	33
	Consolidated Statements of Shareholders’ Equity for the Fiscal Years Ended December 31, 2006, 2005 and 2004	34
	Notes to Consolidated Financial Statements.	35

(2)	Financial Statement Schedule:
	Schedule II — Valuation and Qualifying Accounts	69

(3)	Exhibits:
	See the List of Exhibits on the Index to Exhibits following the signature page
     (b) The exhibits listed on the Index to Exhibits are filed as part of or incorporated by reference into this report
     (c) Additional Financial Statement Schedules
          None

SIGNATURES
     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONERIDGE, INC.
Date: March 16, 2007	/s/ GEORGE E. STRICKLER
George E. Strickler
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 16, 2007	/s/ JOHN C. COREY
John C. Corey
President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: March 16, 2007	/s/ WILLIAM M. LASKY
William M. Lasky
Chairman of the Board of Directors

Date: March 16, 2007	/s/ RICHARD E. CHENEY
Richard E. Cheney
Director

Date: March 16, 2007	/s/ AVERY S. COHEN
Avery S. Cohen
Secretary and Director

Date: March 16, 2007	/s/ JEFFREY P. DRAIME
Jeffrey P. Draime
Director

Date: March 16, 2007	/s/ SHELDON J. EPSTEIN
Sheldon J. Epstein
Director

Date: March 16, 2007	/s/ DOUGLAS C. JACOBS
Douglas C. Jacobs
Director

Date: March 16, 2007	/s/ KIM KORTH
Kim Korth
Director

Date: March 16, 2007	/s/ EARL L. LINEHAN
Earl L. Linehan
Director

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

3.1	Second Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-33285)).

3.2	Amended and Restated Code of Regulations of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 333-33285)).

4.1	Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

4.2	Indenture dated as of May 1, 2002 among Stoneridge, Inc. as Issuer, Stoneridge Control Devices, Inc. and Stoneridge Electronics, Inc., as Guarantors, and Fifth Third Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 7, 2002).

10.1	Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-33285)).

10.2	Lease Agreement between Stoneridge, Inc. and Hunters Square, Inc., with respect to the Company’s division headquarters for Alphabet (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.3	Credit Agreement dated as of May 1, 2002 among Stoneridge, Inc., as Borrower, the Lending Institutions Named Therein, as Lenders, National City Bank, as Administrative Agent, a Joint Lead Arranger and Collateral Agent, Deutsche Bank Securities Inc., as a Joint Lead Arranger, Comerica Bank and PNC Bank, National Association, as the Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2002).

10.4	Purchase Agreement dated as of May 1, 2002 among Stoneridge Inc., Stoneridge Control Devices Inc., Stoneridge Electronics Inc. and Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated and NatCity Investments Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 7, 2002).

10.5	Registration Rights Agreement dated as of May 1, 2002 among Stoneridge Inc., Stoneridge Control Devices Inc., Stoneridge Electronics Inc. and Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated and NatCity Investments Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 7, 2002).

10.6	Amendment No. 1 dated as of January 31, 2003 to Credit Agreement dated as of May 1, 2002 among Stoneridge, Inc. as Borrower, the Lending Institutions Named Therein, as Lenders, National City Bank, as Administrative Agent, a Joint Lead Arranger and Collateral Agent, Deutsche Bank Securities Inc., as a Joint Lead Arranger, Comerica Bank and PNC Bank, National Association, as the Co-Documentation Agents (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.7	Form of Tax Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (No. 333-33285)).

10.8	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

Exhibit
Number	Exhibit

10.9	Amendment to Long-Term Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.10	Amendment No. 2 dated as of August 6, 2004 to Credit Agreement dated as of May 1, 2002 among Stoneridge, Inc. as Borrower, the Lending Institutions Named Therein, as Lenders, National City Bank, as Administrative Agent, a Joint Lead Arranger and Collateral Agent, Deutsche Bank Securities Inc., as a Joint Lead Arranger, Comerica Bank and PNC Bank, National Association, as the Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.11	Director Share Option Plan (incorporated by reference to Exhibit 4 of the Company’s Registration Statement on Form S-8 (No. 333-96953)).

10.12	Form of Long-Term Incentive Plan Share Option Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.13	Form of Directors’ Share Option Plan Share Option Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.14	Form of Long-Term Incentive Plan Restricted Shares Grant Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.15	Amendment No. 3 dated as of July 18, 2005 to Credit Agreement dated as of May 1, 2002 among Stoneridge, Inc. as Borrower, the Lending Institutions Named Therein as Lenders, National City Bank, as Administrative Agent, a Joint Lead Arranger and Collateral Agent, Deutsche Bank Securities Inc., as a Joint Lead Arranger, Comerica Bank and PNC Bank, National Association, as the Co-Documentation Agents (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 18, 2005).

10.16	Director’s Restricted Shares Plan (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (No. 333-127017)).

10.17	Amendment No. 4 dated October 25, 2005 to Credit Agreement dated as of May 1, 2002 by and among the Company as Borrower, the Lending Institutions Named Therein, as Lenders, National City Bank, as Administrative Agent, a Joint Lead Arranger and Collateral Agent, Deutsche Bank Securities Inc., as a Joint Lead Arranger, Comerica Bank and PNC Bank, National Association, as the Co-Documentation Agents (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 25, 2005).

10.18	Form of Director’s Restricted Shares Plan Agreement, (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.19	Form of Long-Term Incentive Plan Restricted Shares Grant Agreement including Performance and Time-Based Restricted Shares (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.20	Amendment to Restricted Shares Grant Agreement (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.21	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.22	Severance and Consulting Agreement for Gerald V. Pisani, dated February 28, 2006 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 3, 2006).

10.23	Employment Agreement between the Company and John C. Corey (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 10-Q filed on May 8, 2006).

Exhibit
Number	Exhibit

10.24	Amendment No. 5 dated March 7, 2006 to Credit Agreement dated as of May 1, 2002 by and among the Company as Borrower, the Lending Institutions Named Therein, as Lenders, National City Bank, as Administrative Agent, a Joint Lead Arranger and Collateral Agent, Deutsche Bank Securities Inc., as a Joint Lead Arranger, Comerica Bank and PNC Bank, National Association, as the Co-Documentation Agents (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 10, 2006).

10.25	Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 28, 2006).

10.26	Outside Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 26, 2006).

10.27	Employees’ Deferred Compensation Plan (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on July 26, 2006).

10.28	Form of 2006 Restricted Shares Grant Agreement (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on July 26, 2006).

10.29	Form of 2006 Directors’ Restricted Shares Grant Agreement (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on July 26, 2006).

10.30	Annual Incentive Plan approved by Company’s Board of Directors (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on November 2, 2006).

10.31	Partnership Interest Purchase Agreement for the Sale of Company’s partnership interest in Industrial Development Associates Limited, dated December 29, 2006, filed herewith.

14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

21.1	Subsidiaries and Affiliates of the Company, filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm, filed herewith.

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.