Form 10-K/A
period 2006-12-31
STONERIDGE INC
filed 2007-03-30
CIK 1043337

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
DOCUMENTS INCORPORATED BY REFERENCE
     None

EXPLANATORY STATEMENT
     This Amendment No. 1 on Form 10-K/A, which amends the Company’s Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2007 (the “Original Filing”), is being filed to include Exhibit 99.1, financial statements of PST Indústria Eletrônica da Amazônia Ltda. (“PST”).
     This Form 10-K/A amends Item 15 of Part IV of the Original Filing by filing Exhibits 99.1 and 23.1. The CEO and CFO of the Company have also reissued their certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. All other information is unchanged and reflects those disclosures made at the time of the Original Filing.
     During the preparation of the Company’s 2006 financial statements, it was determined that one of the Company’s joint ventures, PST, accounted for greater than 20% of the Company’s income before income taxes. Therefore, PST is considered significant under Rule 3-09(a) of Regulation S-X, which requires the Company to file separate financial statements of subsidiaries not consolidated and 50% owned or less. Accordingly, the financial statements for the Company’s unconsolidated joint venture, PST, have been filed as Exhibit 99.1.

PART IV
Item 15. Exhibits, Financial Statement Schedules
SIGNATURES
INDEX TO EXHIBITS
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1

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

STONERIDGE, INC.
Date: March 30, 2007	/s/ GEORGE E. STRICKLER
George E. Strickler
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, Amendment No. 1 to this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2007	/s/ JOHN C. COREY
John C. Corey
President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: March 30, 2007
William M. Lasky
Chairman of the Board of Directors

Date: March 30, 2007	/s/ RICHARD E. CHENEY
Richard E. Cheney
Director

Date: March 30, 2007	/s/ AVERY S. COHEN
Avery S. Cohen
Secretary and Director

Date: March 30, 2007	/s/ JEFFREY P. DRAIME
Jeffrey P. Draime
Director

Date: March 30, 2007	/s/ SHELDON J. EPSTEIN
Sheldon J. Epstein
Director

Date: March 30, 2007	/s/ DOUGLAS C. JACOBS
Douglas C. Jacobs
Director

Date: March 30, 2007
Kim Korth
Director

Date: March 30, 2007
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

5