Form 10-Q
period 2007-03-31
STONERIDGE INC
filed 2007-05-10
CIK 1043337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2007
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
Large accelerated filer ☐                    Accelerated filer ☑                    Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                                  ☐ Yes ☑ No
     The number of Common Shares, without par value, outstanding as of April 27, 2007 was 24,307,167.

STONERIDGE, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
STONERIDGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash and cash equivalents	$54,267	$65,882
Accounts receivable, less allowances for doubtful accounts of $6,069 and $5,243, respectively	119,838	106,985
Inventories, net	60,200	58,521
Prepaid expenses and other	15,855	13,448
Deferred income taxes	8,177	9,196

Total current assets	258,337	254,032

Long-Term Assets:
Property, plant and equipment, net	114,043	114,586
Other Assets:
Goodwill	65,176	65,176
Investments and other, net	33,005	30,875
Deferred income taxes	37,734	37,138

Total long-term assets	249,958	247,775

Total Assets	$508,295	$501,807

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$66,621	$72,493
Accrued expenses and other	50,860	45,624

Total current liabilities	117,481	118,117

Long-Term Liabilities:
Long-term debt	200,000	200,000
Deferred income taxes	1,883	1,923
Other liabilities	3,557	3,145

Total long-term liabilities	205,440	205,068

Shareholders’ Equity:
Preferred Shares, without par value, authorized 5,000 shares, none issued	—	—
Common Shares, without par value, authorized 60,000 shares, issued 24,483 and 23,990 shares and outstanding 24,280 and 23,804 shares, respectively, with no stated value	—	—
Additional paid-in capital	151,102	150,078
Common Shares held in treasury, 203 and 186 shares, respectively, at cost	(277)	(151)
Retained earnings	26,591	21,701
Accumulated other comprehensive income	7,958	6,994

Total shareholders’ equity	185,374	178,622

Total Liabilities and Shareholders’ Equity	$508,295	$501,807

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,	April 1,
	2007	2006

Net Sales	$185,028	$179,634

Costs and Expenses:
Cost of goods sold	142,181	138,942
Selling, general and administrative	33,173	31,819
Gain on sale of property, plant and equipment, net	(35)	(1,489)

Operating Income	9,709	10,362

Interest expense, net	5,484	5,919
Equity in earnings of investees	(2,120)	(1,416)
Other loss, net	288	7

Income Before Income Taxes	6,057	5,852

Provision for income taxes	1,187	2,085

Net Income	$4,870	$3,767

Basic net income per share	$0.21	$0.17

Basic weighted average shares outstanding	22,990	22,766

Diluted net income per share	$0.21	$0.16

Diluted weighted average shares outstanding	23,403	22,884

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,	April 1,
	2007	2006
OPERATING ACTIVITIES:
Net income	$4,870	$3,767
Adjustments to reconcile net income to net cash provided by (used for) operating activities —
Depreciation	7,165	6,246
Amortization	398	403
Deferred income taxes	434	1,143
Earnings of equity method investees, less dividends received	(2,120)	(1,416)
Gain on sale of property, plant and equipment	(35)	(1,489)
Share-based compensation expense	587	634
Changes in operating assets and liabilities —
Accounts receivable, net	(13,325)	(20,674)
Inventories, net	(1,748)	(1,093)
Prepaid expenses and other	(2,462)	(276)
Other assets	324	204
Accounts payable	(5,544)	13,140
Accrued expenses and other	6,400	5,632

Net cash provided by (used for) operating activities	(5,056)	6,221

INVESTING ACTIVITIES:
Capital expenditures	(6,807)	(6,563)
Proceeds from sale of property, plant and equipment	35	2,266
Business acquisitions and other	—	(1,034)

Net cash used for investing activities	(6,772)	(5,331)

FINANCING ACTIVITIES:
Repayments of long-term debt	—	(44)
Share-based compensation activity, net	355	(69)
Other financing costs	—	(150)

Net cash provided by (used for) financing activities	355	(263)

Effect of exchange rate changes on cash and cash equivalents	(142)	363

Net change in cash and cash equivalents	(11,615)	990

Cash and cash equivalents at beginning of period	65,882	40,784

Cash and cash equivalents at end of period	$54,267	$41,774

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)
(1) Basis of Presentation
     The accompanying condensed consolidated financial statements have been prepared by Stoneridge, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the Commission’s rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2006.
     The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.
     Beginning in 2005, the Company changed from a calendar year-end to a 52-53 week fiscal year-end. Until October 30, 2006, the Company’s fiscal quarters were comprised of 13-week periods. On October 30, 2006, the Company changed back to a calendar (December 31) fiscal year-end; therefore, the 2006 fiscal year ended on December 31, 2006. Our fiscal quarters are now comprised of 3-month periods. Throughout this document, “first quarter” will be used to reference the first 3-month period of 2007 and the comparable 13-week period of 2006.
     The Company has reclassified the presentation of certain prior-period information to conform to the current presentation.
(2) Inventories
     Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (“LIFO”) method for approximately 70% and 67% of the Company’s inventories at March 31, 2007 and December 31, 2006, respectively, and by the first-in, first-out (“FIFO”) method for all other inventories. Inventory cost includes material, labor and overhead. Inventories consist of the following:

	March 31,	December 31,
	2007	2006

Raw materials	$33,959	$39,832
Work in progress	9,544	8,196
Finished goods	18,185	12,614

Total inventories	61,688	60,642
Less: LIFO reserve	(1,488)	(2,121)

Inventories, net	$60,200	$58,521

(3) Fair Value of Financial Instruments
     Financial Instruments
     A financial instrument is cash or a contract that imposes an obligation to deliver, or conveys a right to receive cash or another financial instrument. The carrying values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. The estimated fair value of the Company’s senior notes (fixed rate debt) at March 31, 2007 and April 1, 2006, per quoted market sources, was $208.0 million and $172.0 million, respectively. On both dates, the carrying value was $200.0 million.
     Derivative Instruments and Hedging Activities
     The Company makes use of derivative instruments in foreign exchange and commodity price hedging programs. Derivatives currently in use are foreign currency forward and commodity swap contracts. These contracts are used strictly for

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)
hedging and not for speculative purposes. Management believes that its use of these instruments to reduce risk is in the Company’s best interest.
     As a result of our international business presence, we are exposed to foreign currency exchange risk. The Company uses derivative financial instruments, including foreign currency forward and option contracts, to mitigate its exposure to fluctuations in foreign currency exchange rates by reducing the effect of such fluctuations on foreign currency denominated intercompany transactions and other known foreign currency exposures. The principal currencies hedged by the Company include the Swedish krona, British pound and Mexican peso. In certain instances, the foreign currency forward contracts are marked to market, with gains and losses recognized in the Company’s condensed consolidated statement of operations as a component of other income. The Company’s foreign currency forward and option contracts substantially offset gains and losses on the underlying foreign denominated transactions. In addition, the Company's contracts intended to reduce exposure to the Mexican peso were executed to hedge forecasted transactions, and therefore the contracts are accounted for as cash flow hedges. The effective portion of the unrealized gain or loss is deferred and reported as a component of accumulated other comprehensive income. The Company’s expectation is that the cash flow hedge will be highly effective in the future. The effectiveness of the transaction will be measured on an ongoing basis using the hypothetical operative method.
     The Company’s foreign currency forward contracts had a notional value of $42,894 and $24,500 at March 31, 2007 and April 1, 2006, respectively. The purpose of these investments is to reduce exposure related to the Company’s Mexican peso-, Swedish krona- and British pound-denominated receivables. The estimated fair value of these contracts at March 31, 2007 and April 1, 2006, per quoted market sources, was approximately $576 and $(43), respectively.
     To mitigate the risk of future price volatility and, consequently, fluctuations in gross margins, the Company has entered into fixed price swaps with a bank to fix the cost of copper purchases with the objective of minimizing changes in cost due to market price fluctuations. In December 2006, we entered into a fixed price swap for 480 metric tonnes of copper. In January 2007, we entered into an additional fixed price swap for 420 metric tonnes of copper. Because these contracts were executed to hedge forecasted transactions, the contracts are accounted for as cash flow hedges. The unrealized gain or loss for the effective portion of the hedge is deferred and reported as a component of accumulated other comprehensive income. The Company’s expectation is that the cash flow hedge will be highly effective in the future; however, as of December 31, 2006 it was not deemed effective and had no impact on other comprehensive income. The effectiveness of the transaction will be measured on an ongoing basis using the hypothetical operative method. As of March 31, 2007, the fair value of the fixed price swap agreements was approximately $493.
(4) Share-Based Compensation
     Total compensation expense recognized in the condensed consolidated statements of operations for share-based compensation arrangements was $587 and $634 for the first quarters ended March 31, 2007 and April 1, 2006, respectively. The total income tax benefit recognized in the condensed consolidated statements of operations for share-based compensation arrangements was $205 and $222 for the first quarters ended March 31, 2007 and April 1, 2006, respectively. There was no share-based compensation cost capitalized as inventory or fixed assets for either period.
(5) Comprehensive Income (Loss)
     SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and disclosure of comprehensive income.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)
     The components of comprehensive income, net of tax are as follows:

	First Quarter Ended
	March 31,	April 1,
	2007	2006

Net income	$4,870	$3,767

Other comprehensive income:
Currency translation adjustments	449	1,223
Pension liability adjustments	(8)	(37)
Unrealized loss on marketable securities	51	(147)
Unrecognized gain on derivatives	472	—

Total other comprehensive income	964	1,039

Comprehensive income	$5,834	$4,806

     Accumulated other comprehensive income, net of tax is comprised of the following:

	March 31,	December 31,
	2007	2006

Foreign currency translation adjustments	$8,974	$8,525
Pension liability adjustments	(1,475)	(1,467)
Unrealized loss on marketable securities	(13)	(64)
Unrecognized gain on derivatives	472	—

Accumulated other comprehensive income	$7,958	$6,994

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
     Credit Agreement
     On March 7, 2006, the Company amended the existing credit agreement, which provided the Company with substantially all of its borrowing capacity on the $100.0 million credit facility. The credit agreement contains various covenants that require, among other things, the maintenance of certain specified ratios of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) and interest coverage. Restrictions also include limits on capital expenditures, operating leases and dividends. The amendment utilizes a borrowing base composed of accounts receivable and inventory. The borrowing base limitation expires June 30, 2007. In addition, the Company is prohibited from repurchasing, repaying or redeeming subordinated notes until certain covenant levels are met. As of March 31, 2007, $96.6 million of the $100.0 million credit facility was available to the Company. The revolving facility expires on April 30, 2008 and requires a commitment fee of 0.375% to 0.500% on the unused balance. The revolving facility permits the Company to borrow up to half its borrowings in specified foreign currencies. Interest is payable quarterly at either (i) the prime rate plus a margin of 0.25% to 1.25% or (ii) LIBOR plus a margin of 1.75% to 2.75%, depending upon the Company’s ratio of consolidated total debt to consolidated EBITDA, as defined. Interest on the swing line facility is payable monthly at the quoted overnight borrowing rate plus a margin of 1.75% to 2.75%, depending upon the Company’s ratio of consolidated total debt to consolidated EBITDA, as defined.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)
(7) Net Income Per Share
     Basic net income per share was computed by dividing net income by the weighted-average number of Common Shares outstanding for each respective period. Diluted net income per share was calculated by dividing net income by the weighted-average of all potentially dilutive Common Shares that were outstanding during the periods presented.
     Actual weighted-average shares outstanding used in calculating basic and diluted net income per share are as follows:

	First Quarter Ended
	March 31,	April 1,
	2007	2006

Basic weighted-average shares outstanding	22,989,615	22,766,293
Effect of dilutive securities	413,185	117,911

Diluted weighted-average shares outstanding	23,402,800	22,884,204

     Options not included in the computation of diluted net income per share to purchase 410,250 and 681,850 Common Shares at an average price of $14.07 and $12.13 per share were outstanding at March 31, 2007 and April 1, 2006, respectively. These outstanding options were not included in the computation of diluted net income per share because their respective exercise prices were greater than the average market price of Common Shares and, therefore, their effect would have been anti-dilutive.
     As of March 31, 2007, 609,675 performance-based restricted shares were outstanding. These shares were not included in the computation of diluted net income per share because not all vesting conditions were met as of March 31, 2007. Approximately one quarter of these shares was associated with a plan that used highly optimistic earnings per share targets. At this time, we believe that meeting such thresholds is highly unlikely. The remainder may or may not become dilutive based on the Company’s ability to exceed future earnings thresholds or attain certain targets of total return to its shareholders measured against a peer group’s performance.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)
(8) Restructuring
     In January 2005, the Company announced restructuring initiatives related to the rationalization of certain manufacturing facilities in Europe and North America. This rationalization is part of the Company’s cost reduction initiatives. In connection with these initiatives, the Company recorded restructuring charges of $41 and $224 for the first quarters ended March 31, 2007 and April 1, 2006, respectively. Restructuring expenses are included in the Company’s condensed consolidated statement of operations as a part of selling, general and administrative expense.
     The restructuring charges related to the Electronics reportable segment included the following:

	Severance	Asset-Related
	Costs	Charges	Total

Total expected restructuring charges	$964	$127	$1,091

Balance at December 31, 2004	$—	$—	$—

First quarter charge to expense	88	127	215
Second quarter charge to expense	9	—	9
Third quarter charge to expense	356	—	356
Fourth quarter charge to expense	70	—	70
Cash payments	(111)	—	(111)
Non-cash utilization	—	(127)	(127)

Balance at December 31, 2005	$412	$—	$412

First quarter charge to expense	176	—	176
Second quarter charge to expense	(370)	—	(370)
Third quarter charge to expense	127	—	127
Fourth quarter charge to expense	436	—	436
Cash payments	(343)	—	(343)

Balance at December 31, 2006	$438	$—	$438

First quarter charge to expense	41	—	41
Cash payments	(42)	—	(42)

Balance at March 31, 2007	$437	$—	$437

Remaining expected restructuring charge	$31	$—	$31

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)
     The restructuring charges related to the Control Devices reportable segment included the following:

		Asset-	Facility
	Severance	Related	Closure	Other Exit
	Costs	Charges	Costs	Costs	Total

Total expected restructuring charges	$3,665	$983	$1,137	$653	$6,438

Balance at March 31, 2004	$—	$—	$—	$—	$—

Second quarter charge to expense	—	205	—	—	205
Third quarter charge to expense	—	202	—	118	320
Fourth quarter charge to expense	1,068	207	—	287	1,562
Cash payments	(590)	—	—	(405)	(995)
Non-cash utilization	—	(614)	—	—	(614)

Balance at December 31, 2004	$478	$—	$—	$—	$478

First quarter charge to expense	1,698	206	—	7	1,911
Second quarter charge to expense	586	163	746	174	1,669
Third quarter charge to expense	214	—	218	35	467
Fourth quarter charge to expense	(57)	—	140	(18)	65
Cash payments	(2,722)	—	(140)	(198)	(3,060)
Non-cash utilization	—	(369)	—	—	(369)

Balance at December 31, 2005	$197	$—	$964	$—	$1,161

First quarter charge to expense	—	—	—	48	48
Second quarter charge to expense	204	—	14	2	220
Third quarter charge to expense	(48)	—	1	—	(47)
Fourth quarter charge to expense	—	—	18	—	18
Cash payments	(353)	—	(569)	(50)	(972)

Balance at December 31, 2006	$—	$—	$428	$—	$428

First quarter charge to expense	—	—	—	—	—
Cash payments	—	—	(319)	—	(319)

Balance at March 31, 2007	$—	$—	$109	$—	$109

Remaining expected restructuring charge	$—	$—	$—	$—	$—

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
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)
Company can provide no assurances that it will not experience material claims in the future or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued or beyond what the Company may recover from its suppliers.
     The following provides a reconciliation of changes in product warranty and recall liability for the first quarters ended March 31, 2007 and April 1, 2006:

	2007	2006

Product warranty and recall at beginning of period	$5,825	$6,220
Accruals for products shipped during period	557	715
Changes in estimates of existing liabilities	510	584
Settlements made during the period (in cash or in kind)	(1,021)	(813)

Product warranty and recall at end of period	$5,871	$6,706

(10) Employee Benefit Plans
     The Company has a single defined benefit pension plan that covers certain employees in the United Kingdom and a postretirement benefit plan that covers certain employees in the U.S. The components of net periodic benefit cost under the plans are as follows:

	Pension Benefit Plan		Postretirement Benefit Plan
	First Quarter Ended		First Quarter Ended
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006

Service cost	$42	$28	$3	$4
Interest cost	507	254	6	4
Expected return on plan assets	(566)	(273)	—	—
Amortization of actuarial loss (gain)	110	65	(1)	—

Net periodic benefit cost	$93	$74	$8	$8

     The Company previously disclosed in its financial statements for the year ended December 31, 2006, that it expected to contribute $353 to its pension plan in 2007. Of this amount, contributions of $64 have been made to the pension plan as of March 31, 2007.
(11) Income Taxes
     The Company recognized a provision for income taxes of $1,187, or 19.6% of pre-tax income, and $2,085, or 35.6% of pre-tax income, for federal, state and foreign income taxes for the first quarters ended March 31, 2007 and April 1, 2006, respectively. The decrease in the effective tax rate for the first quarter ended March 31, 2007 compared to the first quarter ended April 1, 2006 was primarily attributable to the benefit of the Federal research and development tax credit which had not been extended at April 1, 2006, a reduction in accrued income taxes, as well as lower foreign tax expense due to a more favorable mix of foreign earnings.
     In June 2006, the Financial Accounting Standards Board issued FASB interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 as of the beginning of the 2007 calendar year. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)
     As of January 1, 2007, the Company provided a liability of $4,731, excluding interest and penalties, for unrecognized tax benefits related to various federal, state and foreign income tax matters. The liability for uncertain tax positions is classified as a non-current income tax liability unless it is expected to be paid within one year. The liability for unrecognized tax positions decreased by $187 in the quarter ended March 31, 2007 resulting in a balance at March 31, 2007 of $4,544. Through a combination of anticipated state audit settlements and the expiration of certain statutes of limitation, the amount of unrecognized tax benefits could decrease by approximately $150-$700 within the next 12 months.
     If the Company’s tax positions are sustained by the taxing authorities in favor of the Company, approximately $4,347 would reduce the Company’s effective tax rate.
     Consistent with historical financial reporting, the Company has elected to classify interest expense and, if applicable, penalties which could be assessed related to unrecognized tax benefits in income tax expense. For the three months ended March 31, 2007 and 2006, the Company recognized approximately $(92) and $9 of gross interest and penalties, respectively. The Company has accrued approximately $730 and $821 for the payment of interest and penalties at March 31, 2007 and December 31, 2006, respectively.
     The Company conducts business globally and, as a result, the Company or a subsidiary of the Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. The following table summarizes the open tax years for each important jurisdiction:

Jurisdiction	Open Tax Years

Federal	2003-2006
France	2003-2006
Mexico	2001-2006
Spain	2002-2006
Sweden	2001-2006
United Kingdom	2002-2006
(12) Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements, which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The provisions of SFAS 157 will be applied prospectively. The Company is currently evaluating the impact that SFAS 157 will have on the Company’s financial statements in 2008.
     In September 2006, the FASB issued FASB Staff Position (“FSP”) No. AUG AIR-1 (“FSP No. AUG AIR-1”), Accounting for Planned Major Maintenance Activities. This position prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. The Company adopted the provisions of this FSP as of January 1, 2007, as required. The adoption did not have a material impact on our condensed consolidated statements of operations or financial condition.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “Fair Value Option”). Unrealized gains and losses on items for which the Fair Value Option has been elected are reported in earnings. The Fair Value Option is applied instrument by instrument (with certain exceptions), is irrevocable (unless a new election date occurs) and is applied only to an entire instrument. The effect of the first remeasurement to fair value is reported as a cumulative-effect adjustment to the opening balance of retained earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 with earlier application permitted, subject to certain conditions. The Company is currently evaluating the impact of adopting SFAS 159 on its consolidated financial statements and whether to adopt its provisions prior to the required effective date.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)
(13) Segment Reporting
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
     The Company has two reportable segments: Electronics and Control Devices. These reportable segments were determined based on the differences in the nature of the products offered. The Electronics reportable segment, formerly known as the Vehicle Management & Power Distribution reportable segment, produces electronic instrument clusters, electronic control units, driver information systems and electrical distribution systems, primarily wiring harnesses and connectors for electrical power and signal distribution. The Control Devices reportable segment produces electronic and electromechanical switches and control actuation devices and sensors.
     The accounting policies of the Company’s reportable segments are the same as those described in Note 2, “Summary of Significant Accounting Policies” of the Company’s December 31, 2006 Form 10-K. The Company’s management evaluates the performance of its reportable segments based primarily on revenues from external customers, capital expenditures and income before income taxes. Inter-segment sales are accounted for on terms similar to those to third parties and are eliminated upon consolidation.
     A summary of financial information by reportable segment is as follows:

	First Quarter Ended
	March 31,	April 1,
	2007	2006
Net Sales
Electronics	$100,801	$100,364
Inter-segment sales	5,131	4,469

Electronics net sales	105,932	104,833

Control Devices	84,227	79,270
Inter-segment sales	801	918

Control Devices net sales	85,028	80,188

Eliminations	(5,932)	(5,387)

Total consolidated net sales	$185,028	$179,634

Income Before Income Taxes
Electronics	$6,135	$6,197
Control Devices	2,381	4,409
Other corporate activities	3,067	932
Corporate interest expense	(5,526)	(5,686)

Total consolidated income before income taxes	$6,057	$5,852

Depreciation and Amortization
Electronics	$2,330	$1,790
Control Devices	4,805	4,430
Corporate activities	85	91

Total consolidated depreciation and amortization(A)	$7,220	$6,311

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

	First Quarter Ended
	March 31,	April 1,
	2007	2006
Interest Expense (Income)
Electronics	$(88)	$(106)
Control Devices	46	339
Corporate activities	5,526	5,686

Total consolidated interest expense, net	$5,484	$5,919

Capital Expenditures
Electronics	$2,727	$2,200
Control Devices	3,414	4,317
Corporate activities	666	46

Total consolidated capital expenditures	$6,807	$6,563

	March 31,	December 31,
	2007	2006
Total Assets
Electronics	$176,096	$184,327
Control Devices	225,281	216,523
Corporate(B)	267,347	265,986
Eliminations	(160,429)	(165,029)

Total consolidated assets	$508,295	$501,807

(A)	These amounts represent depreciation and amortization on fixed and certain intangible assets.

(B)	Assets located at Corporate consist primarily of cash, deferred taxes and equity investments.
     The following table presents net sales and non-current assets for each of the geographic areas in which the Company operates:

	First Quarter Ended
	March 31,	April 1,
	2007	2006
Net Sales
North America	$134,061	$141,024
Europe and other	50,967	38,610

Total consolidated net sales	$185,028	$179,634

	March 31,	December 31,
	2007	2006
Non-Current Assets
North America	$221,575	$215,429
Europe and other	28,383	32,346

Total consolidated non-current assets	$249,958	$247,775

(14) Investments
     PST Indústria Eletrônica da Amazônia Ltda.
     The Company has a 50% interest in PST Indústria Eletrônica da Amazônia Ltda. (“PST”), a Brazilian electronic components business that specializes in electronic vehicle security devices. The investment is accounted for under the equity method of accounting. The Company’s investment in PST was $24,079 and $21,616 at March 31, 2007 and December 31, 2006, respectively.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)
     Condensed financial information for PST is as follows:

	Three Months Ended
	March 31,
	2007	2006
Revenues	$27,351	$20,999
Cost of sales	$12,823	$10,674

Total pre-tax income	$5,325	$4,196
The Company’s share of pre-tax income	$2,663	$2,098
     Equity in earnings of PST included in the condensed consolidated statements of operations was $2,015 and $1,360 for the first quarters ended March 31, 2007 and April 1, 2006, respectively.
     Minda Instruments Ltd.
     At April 1, 2006, the Company had a 30% ownership interest in Minda Instruments Ltd. (“Minda”), a company based in India that manufactures electronic instrumentation equipment for the transportation market. Since then, the Company has increased its ownership interest in Minda to 49%. The investment is accounted for under the equity method of accounting. The Company’s investment in Minda was $3,914 and $3,796 at March 31, 2007 and December 31, 2006, respectively. Equity in earnings of Minda included in the condensed consolidated statements of operations was $105 and $56, for the first quarters ended March 31, 2007 and April 1, 2006, respectively.
(15) Guarantor Financial Information
     The senior notes and the credit facility are fully and unconditionally guaranteed, jointly and severally, by each of the Company’s existing and future domestic wholly owned subsidiaries (Guarantor Subsidiaries). The Company’s non-U.S. subsidiaries do not guarantee the senior notes and the credit facility (Non-Guarantor Subsidiaries).
     Presented below are summarized consolidating financial statements of the Parent (which includes certain of the Company’s operating units), the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the Company on a condensed consolidated basis, as of March 31, 2007 and December 31, 2006 and for each of the first quarters ended March 31, 2007 and April 1, 2006.
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

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

	March 31, 2007
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS

Current Assets:
Cash and cash equivalents	$23,171	$44	$31,052	$—	$54,267
Accounts receivable, net	53,309	32,054	34,475	—	119,838
Inventories, net	26,505	14,850	18,845	—	60,200
Prepaid expenses and other	(274,791)	274,937	15,709	—	15,855
Deferred income taxes	2,793	4,244	1,140	—	8,177

Total current assets	(169,013)	326,129	101,221	—	258,337

Long-Term Assets:
Property, plant and equipment, net	61,398	31,068	21,577	—	114,043
Other Assets:
Goodwill	44,585	20,591	—	—	65,176
Investments and other, net	32,476	363	166	—	33,005
Deferred income taxes	40,688	(3,055)	101	—	37,734
Investment in subsidiaries	417,485	—	—	(417,485)	—

Total long-term assets	596,632	48,967	21,844	(417,485)	249,958

Total Assets	$427,619	$375,096	$123,065	$(417,485)	$508,295

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$21,280	$22,581	$22,760	$—	$66,621
Accrued expenses and other	20,533	6,884	23,443	—	50,860

Total current liabilities	41,813	29,465	46,203	—	117,481

Long-Term Liabilities:
Long-term debt	200,000	—	—	—	200,000
Deferred income taxes	—	—	1,883	—	1,883
Other liabilities	432	457	2,668	—	3,557

Total long-term liabilities	200,432	457	4,551	—	205,440

Shareholders’ Equity	185,374	345,174	72,311	(417,485)	185,374

Total Liabilities and Shareholders’ Equity	$427,619	$375,096	$123,065	$(417,485)	$508,295

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)
     Supplemental condensed consolidating financial statements (continued):

	December 31, 2006
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

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)
     Supplemental condensed consolidating financial statements (continued):

	For the First Quarter Ended March 31, 2007
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$88,851	$52,071	$63,975	$(19,869)	$185,028

Costs and Expenses:
Cost of goods sold	78,544	36,581	46,267	(19,211)	142,181
Selling, general and administrative	13,066	8,033	12,732	(658)	33,173
(Gain) Loss on sale of property, plant and equipment, net	(43)	—	8	—	(35)

Operating Income (Loss)	(2,716)	7,457	4,968	—	9,709

Interest expense (income), net	5,798	—	(314)	—	5,484
Other (income) loss, net	(2,033)	26	175	—	(1,832)
Equity earnings from subsidiaries	(11,491)	—	—	11,491	—

Income Before Income Taxes	5,010	7,431	5,107	(11,491)	6,057

Provision for income taxes	140	4	1,043	—	1,187

Net Income (Loss)	$4,870	$7,427	$4,064	$(11,491)	$4,870

	For the First Quarter Ended April 1, 2006
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$90,327	$58,860	$52,600	$(22,153)	$179,634

Costs and Expenses:
Cost of goods sold	77,798	43,364	39,253	(21,473)	138,942
Selling, general and administrative	16,712	6,788	8,999	(680)	31,819
Gain on sale of property, plant and equipment	(1,489)	—	—	—	(1,489)

Operating Income (Loss)	(2,694)	8,708	4,348	—	10,362

Interest expense	5,879	—	40	—	5,919
Other income, net	(1,147)	—	(262)	—	(1,409)
Equity earnings from subsidiaries	(11,756)	—	—	11,756	—

Income Before Income Taxes	4,330	8,708	4,570	(11,756)	5,852

Provision for income taxes	563	19	1,503	—	2,085

Net Income (Loss)	$3,767	$8,689	$3,067	$(11,756)	$3,767

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)
     Supplemental condensed consolidating financial statements (continued):

	For the First Quarter Ended March 31, 2007
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used for) operating activities	$(2,597)	$1,504	$(3,663)	$(300)	$(5,056)

INVESTING ACTIVITIES:
Capital expenditures	(3,403)	(1,472)	(1,932)	—	(6,807)
Proceeds from the sale of fixed assets	35	—	—	—	35

Net cash used for investing activities	(3,368)	(1,472)	(1,932)	—	(6,772)

FINANCING ACTIVITIES:
Borrowings (repayments) of long-term debt	(156)	—	(144)	300	—
Share-based compensation activity, net	355	—	—	—	355
Other financing costs	—	—	—	—	—

Net cash provided by (used for) financing activities	199	—	(144)	300	355

Effect of exchange rate changes on cash and cash equivalents	—	—	(142)	—	(142)

Net change in cash and cash equivalents	(5,766)	32	(5,881)	—	(11,615)
Cash and cash equivalents at beginning of period	28,937	12	36,933	—	65,882

Cash and cash equivalents at end of period	$23,171	$44	$31,052	$—	$54,267

	For the First Quarter Ended April 1, 2006
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used for) operating activities	$(5,398)	$4,773	$6,691	$155	$6,221

INVESTING ACTIVITIES:
Capital expenditures	(2,891)	(1,977)	(1,695)	—	(6,563)
Proceeds from sale of fixed assets	2,266	—	—	—	2,266
Business acquisitions and other	(1,720)	(63)	—	749	(1,034)

Net cash provided by (used for) investing activities	(2,345)	(2,040)	(1,695)	749	(5,331)

FINANCING ACTIVITIES:
Repayments of long-term debt	348	—	(237)	(155)	(44)
Share-based compensation activity	4,255	(2,728)	(847)	(749)	(69)
Other financing costs	(150)	—	—	—	(150)

Net cash provided by (used for) financing activities	4,453	(2,728)	(1,084)	(904)	(263)

Effect of exchange rate changes on cash and cash equivalents	—	—	363	—	363

Net change in cash and cash equivalents	(3,290)	5	4,275	—	990
Cash and cash equivalents at beginning of period	7,754	48	32,982	—	40,784

Cash and cash equivalents at end of period	$4,464	$53	$37,257	$—	$41,774

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
     We recognized net income for the first quarter ended March 31, 2007 of $4.9 million, or $0.21 per diluted share, compared with net income of $3.8 million, or $0.16 per diluted share, for the first quarter ended April 1, 2006.
     Our first quarter 2007 operating results were unfavorably affected by the substantial decline in North American traditional domestic light vehicle and medium- and heavy-duty truck production. This decline was more than offset by new business, strong European commercial vehicle production and favorable foreign currency exchange rates.
     Our operating income was $9.7 million compared with $10.4 million in the previous year. Our results were favorably affected by favorable product mix and favorable direct material variances. Offsetting these favorable impacts were unfavorable operating variances related to a new product launch, higher selling, general and administrative (“SG&A”) expenses and the non-recurrence of an asset sale gain in the previous year. Our SG&A expense increase resulted from increased spending in sales and marketing support for a new product launch, higher design and development expenses and increased systems implementation costs. Our PST Indústria Eletrônica da Amazônia Ltda. (“PST”) joint venture in Brazil continued to perform well during the quarter, resulting in equity earnings of $2.0 million compared to $1.4 million in the previous period. Our 2006 operating income was favorably affected by a $1.5 million gain on the sale of property, plant and equipment.
     On July 29, 2006, we announced that we would begin work on our second major instrument panel assembly contract for the North American commercial vehicle market. Production began in the first quarter of 2007 and the contract is expected to contribute net sales of approximately $40.0 million annually at full production. We expect that the program will reach full-production levels by 2009.
     During the first quarter, our results were unfavorably affected by a significant decline in medium- and heavy-duty truck production as the U.S. adopted more stringent diesel emissions standards at the beginning of 2007. We currently expect this decline to continue for the remainder of the year. We expect our overall sales decline will be less than the industry production decline as our second instrument panel award and stable demand outside of the U.S. partially offsets reduced medium- and heavy-duty truck production. Our expected performance will be based on our continued drive toward operational excellence across the organization, ongoing cost reduction initiatives and successful launches of several key products in 2007.
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
     Results of Operations
     We are primarily organized by markets served and products produced. Under this organizational structure, our operations have been aggregated into two reportable segments: Electronics and Control Devices. The Electronics reportable segment, formerly known as the Vehicle Management & Power Distribution reportable segment, includes results of operations that design and manufacture electronic instrument clusters, electronic control units, driver information systems and electrical distribution systems, primarily wiring harnesses and connectors for electrical power and signal distribution. The Control Devices reportable segment includes results of operations from our operations that design and manufacture electronic and electromechanical switches, control actuation devices and sensors.

     Beginning in 2005, we changed from a calendar year-end to a 52-53 week fiscal year-end. Until October 30, 2006, our fiscal quarters were comprised of 13-week periods. On October 30, 2006, we changed back to a calendar (December 31) fiscal year-end; therefore, the 2006 fiscal year ended on December 31, 2006. Our fiscal quarters are now comprised of 3-month periods.
     First Quarter Ended March 31, 2007 Compared to First Quarter Ended April 1, 2006
     Net Sales. Net sales for our reportable segments, excluding inter-segment sales, for the first quarters ended March 31, 2007 and April 1, 2006 are summarized in the following table (in thousands):

	First Quarter Ended				$ Increase /	% Increase /
	March 31, 2007		April 1, 2006		(Decrease)	(Decrease)
Electronics	$100,801	54.5%	$100,364	55.9%	$437	0.4%
Control Devices	84,227	45.5	79,270	44.1	4,957	6.3%

Total net sales	$185,028	100.0%	$179,634	100.0%	$5,394	3.0%

     The increase in net sales for our Electronics segment was primarily due to strong new business wins in our European operations and favorable foreign currency exchange rates, which contributed $4.1 million to sales in the first quarter. Offsetting the favorable factors was a substantial decline in our North American light and commercial vehicle demand. We continue to expect our North American commercial vehicle business to be unfavorably affected by the new 2007 diesel emissions regulations in the U.S.
     The increase in net sales for our Control Devices segment was primarily attributable to new product launches in our temperature and speed sensor businesses. The increase was partially offset by substantial sales volume reductions at our major customers. In addition, the impact from foreign currency exchange rate translation increased our sales by $1.0 million during the quarter.
     Net sales by geographic location for the first quarters ended March 31, 2007 and April 1, 2006 are summarized in the following table (in thousands):

	First Quarter Ended				$ Increase /	% Increase /
	March 31, 2007		April 1, 2006		(Decrease)	(Decrease)

North America	$134,061	72.5%	$141,024	78.5%	$(6,963)	(4.9)%
Europe and other	50,967	27.5	38,610	21.5	12,357	32.0%

Total net sales	$185,028	100.0%	$179,634	100.0%	$5,394	3.0%

     The decrease in North American sales was primarily attributable to lower sales to our commercial vehicle customers as a result of the new U.S. diesel emission regulations and lower production volume from our North American light vehicle customers. The decrease was partially offset by new program launches of temperature and speed sensor products. Our increase in sales outside of North America for the quarter was primarily due to new product revenues and favorable foreign currency exchange rates. The favorable effect of foreign currency exchange rates affected net sales outside North America by $5.1 million in the first quarter of 2007.

     Condensed consolidated statements of operations as a percentage of net sales for the first quarters ended March 31, 2007 and April 1, 2006 are presented in the following table (in thousands):

	First Quarter Ended				$ Increase /
	March 31, 2007		April 1, 2006		(Decrease)
Net Sales	$185,028	100.0%	$179,634	100.0%	$5,394
Costs and Expenses:
Cost of goods sold	142,181	76.8	138,942	77.3	3,239
Selling, general and administrative	33,173	17.9	31,819	17.7	1,354
Gain on sale of property, plant & equipment, net	(35)	(0.0)	(1,489)	(0.8)	1,454

Operating Income	9,709	5.3	10,362	5.8	(653)
Interest expense, net	5,484	3.0	5,919	3.3	(435)
Equity in earnings of investees	(2,120)	(1.2)	(1,416)	(0.8)	(704)
Other loss, net	288	0.2	7	0.0	281

Income Before Income Taxes	6,057	3.3	5,852	3.3	205
Provision for income taxes	1,187	0.6	2,085	1.2	(898)

Net Income	$4,870	2.6%	$3,767	2.1%	$1,103

     Cost of Goods Sold. The decrease in cost of goods sold as a percentage of sales was due to favorable product mix and direct material variances. These favorable variances were offset by new product launch costs and other operating inefficiencies.
     Selling, General and Administrative Expenses. Product development expenses included in SG&A were $10.9 million and $10.3 million for the first quarters ended March 31, 2007 and April 1, 2006, respectively. The increase relates to development spending in the areas of tachographs and instrumentation. Mitigating the overall increase in spending were reductions in development costs at lower productivity locations. In the future, the Company intends to reallocate its resources to focus on the design and development of new products rather than primarily focusing on sustaining existing product programs.
     The increase in SG&A expenses, excluding product development expenses, in 2007 compared with 2006 is primarily attributable to the increase in our selling and marketing activity to support new products in Europe and the increase in systems implementation expenses related to a new information system in Europe.
     Equity in Earnings of Investees. Equity in earnings of investees was $2.1 million and $1.4 million for the first quarters ended March 31, 2007 and April 1, 2006, respectively. The increase was predominately attributable to the increase in equity earnings recognized from our PST joint venture. The increase primarily reflects higher volume for PST’s security product lines.
     Income Before Income Taxes. Income before income taxes is summarized in the following table by reportable segment (in thousands).

	First Quarter Ended		$ Increase /	% Increase /
	March 31, 2007	April 1, 2006	(Decrease)	(Decrease)

Electronics	$7,106	$6,197	$909	14.7%
Control Devices	2,528	4,409	(1,881)	(42.7)%
Other corporate activities	1,949	932	1,017	109.1%
Corporate interest expense	(5,526)	(5,686)	160	2.8%

Income before income taxes	$6,057	$5,852	$205	3.5%

     The increase in income before income taxes in the Electronics segment is related to increased revenue, favorable product mix and favorable material variances. These factors were partially offset by higher SG&A expenses due to increased development spending in the areas of tachographs and instrumentation, additional ERP system implementation costs and higher selling and marketing costs associated with new product introductions.

     The decrease in income before income taxes at the Control Devices reportable segment was primarily due to the recognition of a gain of approximately $1.5 million on the sale of property in the first quarter of 2006. In addition, operating inefficiencies related to a new product launch and additional China start-up expenses unfavorably affected income before income taxes for the first quarter of 2007.
     The increase in income before income taxes from Other corporate activities was primarily due to the increase in equity earnings from our PST joint venture of $0.6 million.
     Income before income taxes by geographic location for the first quarters ended March 31, 2007 and April 1, 2006 is summarized in the following table (in thousands):

	First Quarter Ended				$ Increase /	% Increase /
	March 31, 2007		April 1, 2006		(Decrease)	(Decrease)

North America	$2,394	39.5%	$2,889	49.4%	$(495)	(17.1)%
Europe and other	3,663	60.5	2,963	50.6	700	23.6%

Income before income taxes	$6,057	100.0%	$5,852	100.0%	$205	3.5%

     The decrease in our profitability in North America was primarily attributable to unfavorable variances related to new product launches and lower North American light and commercial vehicle production, and unfavorable product mix. The decrease was offset by increased revenue from new product launches in the areas of temperature and speed sensors. The increase in our profitability outside North America was primarily due to the increased volume and new product launches at our European commercial vehicle operations and favorable direct material variances. These improvements were mitigated by higher SG&A expenses and additional China start-up expenses.
     Provision for Income Taxes. We recognized a provision for income taxes of $1.2 million, or 19.6% of pre-tax income, and $2.1 million, or 35.6% of the pre-tax income, for federal, state and foreign income taxes for the first quarters ended March 31, 2007 and April 1, 2006, respectively. The decrease in the effective tax rate was due to the benefit for Federal research and development credits which had not been extended at April 1, 2006, a reduction in accrued income taxes, as well as lower foreign tax expense due to a more favorable mix of foreign earnings.
     Liquidity and Capital Resources
     Net cash used by operating activities for the quarter ended March 31, 2007 was $(5.1) million, compared with net cash provided of $6.2 million for the quarter ended April 1, 2006. The decrease of $11.3 million in cash provided by operating activities was primarily due to unfavorable accounts payable variances relative to the previous year. The Company’s 2007 first-quarter accounts payable balance was consistent with the prior year’s first-quarter level. However, the year-end 2006 figure was considerable higher than the year-end 2005 figure, resulting in a cash outflow during the first quarter of 2007 compared with the substantial cash inflow during the first quarter of 2006.
     Net cash used for investing activities was $(6.8) million and $(5.3) million for the first quarters ended March 31, 2007 and April 1, 2006, respectively. The increase in net cash used for investing activities of $1.5 million was primarily attributable to proceeds from the sale of property, plant and equipment of $2.3 million offset by an increase in investment in our Minda joint venture of approximately $1.0 million occurring in the first quarter of 2006.
     Net cash provided by financing activities for the first quarter ended March 31, 2007 was $0.3 million, and primarily related to cash received from share option exercises.
     Our credit facilities contain various covenants that require, among other things, the maintenance of certain specified ratios of consolidated total debt to consolidated EBITDA, interest coverage and fixed charge coverage. Restrictions also include limits on capital expenditures, operating leases and dividends. We were in compliance with all covenants at March 31, 2007. On March 7, 2006, we amended our credit agreement dated May 1, 2002. The amendment modifies certain financial covenant requirements, changes certain reporting requirements, sets borrowing levels based on certain asset levels and prohibits us from repurchasing, repaying or redeeming any of our outstanding subordinated notes unless certain covenant levels are met.
     Future capital expenditures are expected to be consistent with recent levels and future organic growth is expected to be funded through cash flows from operations. Management will continue to focus on reducing its weighted average cost of capital and believes that cash flows from operations and the availability of funds from our credit facilities will provide sufficient liquidity to meet our future growth and operating needs. As outlined in Note 6 to our condensed consolidated financial statements, the Company is a party to a $100.0 million revolving credit facility. On March 7, 2006, the Company amended the credit agreement, which, among other things, gave the Company substantially all of its borrowing capacity on the $100.0 million credit facility. As of March 31, 2007, $96.6 million of the $100.0 million was available.
     There have been no material changes to the table of contractual obligations presented on page 24 of the Company’s 2006 Form 10-K. The table excludes the liability for unrecognized income tax benefits, which totaled $5.6 million as of January 1, 2007, including interest and penalties of $0.8 million, since the Company cannot predict with reasonable reliability the timing of cash settlements with the respective taxing authorities.
     Critical Accounting Policies and Estimates
     The Company’s significant accounting policies, which include management’s best estimates and judgments, are included in Item 7, Part II to the consolidated financial statements of the Company’s 2006 Form 10-K. Certain of these accounting policies are considered critical as disclosed in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis of the Company’s 2006 Form 10-K because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates. Other than the adoption of Financial Accounting Standards Board interpretation No. 48, as discussed in Note 11, there have been no significant changes in the Company’s critical accounting policies since December 31, 2006.
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
     Forward-Looking Statements
     Portions of this report contain “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, our directors or officers with respect to, among other things, our (i) future product and facility expansion, (ii) acquisition strategy, (iii) investments and new product development, and (iv) growth opportunities related to awarded business. Forward-looking statements may be identified by the words “will,” “may,” “designed to,” “believes,” “plans,” “expects,” “continue,” and similar words and expressions. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other factors:
•	the loss or bankruptcy of a major customer or supplier;

•	the costs and timing of facility closures, business realignment, or similar actions;

•	a significant change in automotive, medium- and heavy-duty, agricultural or off-highway vehicle production;

•	our ability to achieve cost reductions that offset or exceed customer-mandated selling price reductions;

•	a significant change in general economic conditions in any of the various countries in which we operate;

•	labor disruptions at our facilities or at any of our significant customers or suppliers;

•	the ability of our suppliers to supply us with parts and components at competitive prices on a timely basis;

•	the amount of debt and the restrictive covenants contained in our credit facility;

•	customer acceptance of new products;

•	capital availability or costs, including changes in interest rates or market perceptions;

•	the successful integration of any acquired businesses;

•	the occurrence or non-occurrence of circumstances beyond our control; and

•	those items described in Part I, Item IA (“Risk Factors”) of the Company’s 2006 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Interest Rate Risk
     From time to time, we are exposed to certain market risks, primarily resulting from the effects of changes in interest rates. At March 31, 2007, however, all of our debt was fixed rate debt. At this time, we do not intend to use financial instruments to manage this risk.
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
     In December 2006, we entered into a fixed price swap for 480 metric tonnes of copper. In January 2007, we entered into an additional fixed price swap for 420 metric tonnes of copper. The purpose of these contracts is to reduce our price risk as it relates to copper prices.
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
     Foreign Currency Exchange Risk
     We have currency exposures related to buying, selling and financing in currencies other than the local currency in which we operate. In some instances, we choose to reduce our exposures through financial instruments that provide offsets or limits to our exposures. Currently, our most significant currency exposures relate to the Mexican peso, Swedish krona, and British pound. We use derivative financial instruments, including foreign currency forward and option contracts, to mitigate our exposure to fluctuations in foreign currency exchange rates by reducing the effect of such fluctuations on foreign currency denominated intercompany transactions and other known foreign currency exposures.
     As discussed in Note 3 to our condensed consolidated financial statements, we have entered into foreign currency forward contracts related to our Mexican peso, Swedish krona and British pound exposures. These currency forward contracts had a notional value of $42,894 and $24,500 at March 31, 2007 and April 1, 2006, respectively. The estimated net fair value of these contracts at March 31, 2007 and April 1, 2006, per quoted market sources, was approximately $576 and $(43), respectively.
     We do not expect the effects of this risk to be material in the future based on the current operating and economic conditions in the countries in which we operate. A hypothetical pre-tax gain or loss in fair value from a 10.0% favorable or adverse change in quoted foreign currencies would not significantly affect our results of operations, financial position or cash flows.

Item 4. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures
     As of March 31, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (CEO) and chief financial officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007.
     Changes in Internal Control Over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting during the first quarter ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors.
     There were no material changes from risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
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
STONERIDGE, INC.

Date: May 10, 2007	/s/ John C. Corey
John C. Corey
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 10, 2007	/s/ George E. Strickler
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