Form 10-Q
period 2007-06-30
STONERIDGE INC
filed 2007-08-09
CIK 1043337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
     The number of Common Shares, without par value, outstanding as of July 27, 2007 was 24,213,162.

STONERIDGE, INC. AND SUBSIDIARIES

PART I–FINANCIAL INFORMATION
Item 1. Financial Statements.
STONERIDGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$66,066	$65,882
Accounts receivable, less allowances for doubtful accounts and other reserves of $5,747 and $5,243, respectively	113,818	106,985
Inventories, net	57,261	58,521
Prepaid expenses and other	21,037	13,448
Deferred income taxes	8,820	9,196

Total current assets	267,002	254,032

Long-Term Assets:
Property, plant and equipment, net	106,016	114,586
Other Assets:
Goodwill	65,176	65,176
Investments and other, net	36,138	30,875
Deferred income taxes	36,133	37,138

Total long-term assets	243,463	247,775

Total Assets	$510,465	$501,807

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$66,499	$72,493
Accrued expenses and other	46,597	45,624

Total current liabilities	113,096	118,117

Long-Term Liabilities:
Long-term debt	200,000	200,000
Deferred income taxes	1,921	1,923
Other liabilities	3,695	3,145

Total long-term liabilities	205,616	205,068

Shareholders’ Equity:
Preferred Shares, without par value, authorized 5,000 shares, none issued	—	—
Common Shares, without par value, authorized 60,000 shares, issued 24,582 and 23,990 shares and outstanding 24,224 and 23,804 shares, respectively, with no stated value	—	—
Additional paid-in capital	152,754	150,078
Common Shares held in treasury, 358 and 186 shares, respectively, at cost	(369)	(151)
Retained earnings	29,266	21,701
Accumulated other comprehensive income	10,102	6,994

Total shareholders’ equity	191,753	178,622

Total Liabilities and Shareholders’ Equity	$510,465	$501,807

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Net Sales	$183,802	$185,499	$368,830	$365,133

Costs and Expenses:
Cost of goods sold	144,920	141,504	287,101	280,447
Selling, general and administrative	33,629	31,151	66,802	62,971
(Gain) Loss on sale of property, plant and equipment, net	(1,653)	20	(1,688)	(1,469)

Operating Income	6,906	12,824	16,615	23,184

Interest expense, net	5,619	5,833	11,103	11,752
Equity in earnings of investees	(2,298)	(1,550)	(4,418)	(2,966)
Other loss, net	224	1,745	512	1,750

Income Before Income Taxes	3,361	6,796	9,418	12,648

Provision for income taxes	666	1,906	1,853	3,993

Net Income	$2,695	$4,890	$7,565	$8,655

Basic net income per share	$0.12	$0.21	$0.33	$0.38

Basic weighted average shares outstanding	23,114	22,861	23,052	22,824

Diluted net income per share	$0.11	$0.21	$0.32	$0.38

Diluted weighted average shares outstanding	23,702	22,902	23,603	22,884

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,	July 1,
	2007	2006
OPERATING ACTIVITIES:
Net income	$7,565	$8,655
Adjustments to reconcile net income to net cash provided by (used for) operating activities -
Depreciation	14,513	12,608
Amortization	799	821
Deferred income taxes	(325)	2,269
Equity in earnings of investees	(4,418)	(2,980)
Gain on sale of property, plant and equipment	(1,688)	(1,469)
Share-based compensation expense	1,252	926
Changes in operating assets and liabilities -
Accounts receivable, net	(6,506)	(24,274)
Inventories, net	1,538	(2,372)
Prepaid expenses and other	(3,910)	(219)
Other assets	(6)	985
Accounts payable	(6,112)	15,489
Accrued expenses and other	1,317	1,776

Net cash provided by operating activities	4,019	12,215

INVESTING ACTIVITIES:
Capital expenditures	(10,814)	(13,150)
Proceeds from sale of property, plant and equipment	4,951	2,266
Business acquisitions and other	—	(673)

Net cash used for investing activities	(5,863)	(11,557)

FINANCING ACTIVITIES:
Repayments of long-term debt	—	(44)
Share-based compensation activity, net	1,796	13
Other financing costs	—	(150)

Net cash provided by (used for) financing activities	1,796	(181)

Effect of exchange rate changes on cash and cash equivalents	232	1,730

Net change in cash and cash equivalents	184	2,207

Cash and cash equivalents at beginning of period	65,882	40,784

Cash and cash equivalents at end of period	$66,066	$42,991

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
     The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.
     Beginning in 2005, the Company changed from a calendar year-end to a 52-53 week fiscal year-end. Until October 30, 2006, the Company’s fiscal quarters were comprised of 13-week periods. On October 30, 2006, the Company changed back to a calendar (December 31) fiscal year-end; therefore, the 2006 fiscal year ended on December 31, 2006. Our fiscal quarters are now comprised of 3-month periods. Throughout this document, “three months” and “six months” will be used to reference the 3- and 6-month periods of 2007 and the comparable 13- and 26-week periods of 2006.
     The Company has reclassified the presentation of certain prior-period information to conform to the current presentation.
(2) Inventories
     Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (“LIFO”) method for approximately 69% and 67% of the Company’s inventories at June 30, 2007 and December 31, 2006, respectively, and by the first-in, first-out (“FIFO”) method for all other inventories. Inventory cost includes material, labor and overhead. Inventories consist of the following:

	June 30,	December 31,
	2007	2006
Raw materials	$36,586	$39,832
Work-in-progress	8,778	8,196
Finished goods	13,591	12,614

Total inventories	58,955	60,642
Less: LIFO reserve	(1,694)	(2,121)

Inventories, net	$57,261	$58,521

(3) Fair Value of Financial Instruments
     Financial Instruments
     A financial instrument is cash or a contract that imposes an obligation to deliver, or conveys a right to receive cash or another financial instrument. The carrying values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. The estimated fair value of the Company’s senior notes (fixed rate debt) at June 30, 2007 and July 1, 2006, per quoted market sources, was $209.0 million and $192.0 million, respectively. On both dates, the carrying value was $200.0 million.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)
     Derivative Instruments and Hedging Activities
     The Company makes use of derivative instruments in foreign exchange and commodity price hedging programs. Derivatives currently in use are foreign currency forward and commodity swap contracts. These contracts are used for hedging and not for speculative purposes. Management believes that its use of these instruments to reduce risk is in the Company’s best interest.
     As a result of the Company’s international business presence it is exposed to foreign currency exchange risk. The Company uses derivative financial instruments, including foreign currency forward contracts, to mitigate its exposure to fluctuations in foreign currency exchange rates by reducing the effect of such fluctuations on foreign currency denominated intercompany transactions and other known foreign currency exposures. The principal currencies hedged by the Company include the Swedish krona, British pound and Mexican peso. In certain instances, the foreign currency forward contracts are marked to market, with gains and losses recognized in the Company’s condensed consolidated statement of operations as a component of other income. The Company’s foreign currency forward and option contracts substantially offset gains and losses on the underlying foreign currency denominated transactions. In addition, the Company’s contracts intended to reduce exposure to the Mexican peso were executed to hedge forecasted transactions, and therefore the contracts are accounted for as cash flow hedges. The effective portion of the unrealized gain or loss is deferred and reported as a component of accumulated other comprehensive income. The Company’s expectation is that the cash flow hedges will be highly effective in the future. The effectiveness of the transaction will be measured on an ongoing basis using the hypothetical operative method.
     The Company’s foreign currency forward contracts had a notional value of $33,268 and $16,003 at June 30, 2007 and July 1, 2006, respectively. The purpose of these investments is to reduce exposure related to the Company’s Mexican peso-, Swedish krona- and British pound-denominated exposures. The estimated fair value of these contracts at June 30, 2007 and July 1, 2006, per quoted market sources, was approximately $676 and $(235), respectively. In 2006, the Company used foreign currency options contracts to reduce the risk of exposures to the Mexican peso. As of July 1, 2006, the Company’s foreign currency option contracts had a notional value of $167 and an estimated fair value of $43. The Company’s foreign currency options contracts expired as of December 31, 2006.
     To mitigate the risk of future price volatility and, consequently, fluctuations in gross margins, the Company has entered into fixed price commodity swaps with a bank to fix the cost of copper purchases. In December 2006, we entered into a fixed price swap for 480 metric tonnes of copper. In January 2007, we entered into an additional fixed price swap for 420 metric tonnes of copper. Because these contracts were executed to hedge forecasted transactions, the contracts are accounted for as cash flow hedges. The unrealized gain or loss for the effective portion of the hedge is deferred and reported as a component of accumulated other comprehensive income. The Company’s expectation is that the cash flow hedges will be highly effective in the future; however, as of December 31, 2006 they were not deemed effective and had no impact on other comprehensive income. The effectiveness of the transactions has been and will be measured on an ongoing basis using the hypothetical operative method. As of June 30, 2007, the fair value of the fixed price commodity swap contracts was approximately $752.
(4) Share-Based Compensation
     Total compensation expense recognized in the condensed consolidated statements of operations for share-based compensation arrangements was $665 and $292 for the three months ended June 30, 2007 and July 1, 2006, respectively. For the six months ended June 30, 2007 and July 1, 2006, total compensation expense recognized in the condensed consolidated statements of operations for share-based compensation arrangements was $1,252 and $926, respectively.
     The total income tax benefit recognized in the condensed consolidated statements of operations for share-based compensation arrangements was $233 and $102 for the three months ended June 30, 2007 and July 1, 2006, respectively. For the six months ended June 30, 2007 and July 1, 2006, total income tax benefit recognized in the condensed consolidated statements of operations for share-based compensation arrangements was $438 and $324, respectively. There was no share-based compensation cost capitalized as inventory or fixed assets for either period.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)
(5) Comprehensive Income (Loss)
     Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, establishes standards for the reporting and disclosure of comprehensive income.
     The components of comprehensive income, net of tax are as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Net income	$2,695	$4,890	$7,565	$8,655

Other comprehensive income:
Currency translation adjustments	1,533	2,325	1,982	3,359
Pension liability adjustments	(28)	(197)	(36)	(234)
Unrealized gain (loss) on marketable securities	10	(19)	61	22
Unrecognized gain on derivatives	629	—	1,101	—

Total other comprehensive income	2,144	2,109	3,108	3,147

Comprehensive income	$4,839	$6,999	$10,673	$11,802

     Accumulated other comprehensive income, net of tax is comprised of the following:

	June 30,	December 31,
	2007	2006
Foreign currency translation adjustments	$10,507	$8,525
Pension liability adjustments	(1,503)	(1,467)
Unrealized loss on marketable securities	(3)	(64)
Unrecognized gain on derivatives	1,101	—

Accumulated other comprehensive income	$10,102	$6,994

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)
(6) Long-Term Debt
     Senior Notes
     On May 1, 2002, the Company issued $200.0 million aggregate principal amount of senior notes. The $200.0 million senior notes bear interest at an annual rate of 11.50% and mature on May 1, 2012. The senior notes are redeemable at 105.75 until April 2008. The Notes will remain redeemable at various levels until the maturity date. Interest is payable on May 1 and November 1 of each year. On July 1, 2002, the Company completed an exchange offer of the senior notes for substantially identical notes registered under the Securities Act of 1933.
     Credit Agreement
     On March 7, 2006, the Company amended the existing credit agreement, which provided the Company with substantially all of its borrowing capacity on the $100.0 million credit facility. The credit agreement contains various covenants that require, among other things, the maintenance of certain specified ratios of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) and interest coverage. Restrictions also include limits on capital expenditures, operating leases and dividends. The amendment utilizes a borrowing base composed of accounts receivable and inventory. The borrowing base limitation expired June 30, 2007. In addition, the Company is prohibited from repurchasing, repaying or redeeming subordinated notes until certain covenant levels are met. As of June 30, 2007, $96.4 million of the $100.0 million credit facility was available to the Company. The revolving facility expires on April 30, 2008 and requires a commitment fee of 0.375% to 0.500% on the unused balance. The revolving facility permits the Company to borrow up to half its borrowings in specified foreign currencies. Interest is payable quarterly at either (i) the prime rate plus a margin of 0.25% to 1.25% or (ii) LIBOR plus a margin of 1.75% to 2.75%, depending upon the Company’s ratio of consolidated total debt to consolidated EBITDA, as defined. Interest on the swing line facility is payable monthly at the quoted overnight borrowing rate plus a margin of 1.75% to 2.75%, depending upon the Company’s ratio of consolidated total debt to consolidated EBITDA, as defined.
(7) Net Income Per Share
     Basic net income per share was computed by dividing net income by the weighted-average number of Common Shares outstanding for each respective period. Diluted net income per share was calculated by dividing net income by the weighted-average of all potentially dilutive Common Shares that were outstanding during the periods presented.
     Actual weighted-average shares outstanding used in calculating basic and diluted net income per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Basic weighted-average shares outstanding	23,113,827	22,861,311	23,051,721	22,824,135
Effect of dilutive securities	588,522	40,932	551,096	59,968

Diluted weighted-average shares outstanding	23,702,349	22,902,243	23,602,817	22,884,103

     For the three months ended June 30, 2007 and July 1, 2006, options to purchase 234,000 and 680,850 Common Shares at an average price of $16.71 and $12.14, respectively, were not included in the computation of diluted net income per share because their respective exercise prices were greater than the average market price of Common Shares and, therefore, their effect would have been anti-dilutive. Options not included in the computation of diluted net income per share to purchase 260,000 and 680,850 Common Shares at an average price of $16.20 and $12.14, respectively, were outstanding during the six months ended June 30, 2007 and July 1, 2006, respectively.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)
     As of June 30, 2007, 508,275 performance-based restricted shares were outstanding. These shares were not included in the computation of diluted net income per share because not all vesting conditions were met. Approximately one quarter of these shares was associated with a plan that used highly optimistic earnings per share targets. At this time, we believe that meeting such thresholds is highly unlikely. The remainder may or may not become dilutive based on the Company’s ability to exceed future earnings thresholds or attain certain targets of total return to its shareholders measured against a peer group’s performance.
(8) Restructuring
     In January 2005, the Company announced restructuring initiatives related to the rationalization of certain manufacturing facilities in Europe and North America. This rationalization is part of the Company’s cost reduction initiatives. In connection with these initiatives, the Company recorded restructuring charges of $31 and $(150) for the three months ended June 30, 2007 and July 1, 2006, respectively. Restructuring charges for the six months ended June 30, 2007 and July 1, 2006 was $72 and $74, respectively. Restructuring expenses are included in the Company’s condensed consolidated statement of operations as a part of selling, general and administrative expense.
     The restructuring charges related to the Electronics reportable segment included the following:

		Asset-
	Severance	Related
	Costs	Charges	Total
Total expected restructuring charges	$964	$127	$1,091

Balance at December 31, 2004	$—	$—	$—

First quarter charge to expense	88	127	215
Second quarter charge to expense	9	—	9
Third quarter charge to expense	356	—	356
Fourth quarter charge to expense	70	—	70
Cash payments	(111)	—	(111)
Non-cash utilization	—	(127)	(127)

Balance at December 31, 2005	$412	$—	$412

First quarter charge to expense	176	—	176
Second quarter charge to expense	(370)	—	(370)
Third quarter charge to expense	127	—	127
Fourth quarter charge to expense	436	—	436
Cash payments	(343)	—	(343)

Balance at December 31, 2006	$438	$—	$438

First quarter charge to expense	41	—	41
Second quarter charge to expense	31	—	31
Cash payments	(493)	—	(493)

Balance at June 30, 2007	$17	$—	$17

Remaining expected restructuring charge	$—	$—	$—

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)
     The restructuring charges related to the Control Devices reportable segment included the following:

		Asset-	Facility
	Severance	Related	Closure	Other Exit
	Costs	Charges	Costs	Costs	Total
Total expected restructuring charges	$3,665	$983	$1,137	$653	$6,438

Balance at March 31, 2004	$—	$—	$—	$—	$—

Second quarter charge to expense	—	205	—	—	205
Third quarter charge to expense	—	202	—	118	320
Fourth quarter charge to expense	1,068	207	—	287	1,562
Cash payments	(590)	—	—	(405)	(995)
Non-cash utilization	—	(614)	—	—	(614)

Balance at December 31, 2004	$478	$—	$—	$—	$478

First quarter charge to expense	1,698	206	—	7	1,911
Second quarter charge to expense	586	163	746	174	1,669
Third quarter charge to expense	214	—	218	35	467
Fourth quarter charge to expense	(57)	—	140	(18)	65
Cash payments	(2,722)	—	(140)	(198)	(3,060)
Non-cash utilization	—	(369)	—	—	(369)

Balance at December 31, 2005	$197	$—	$964	$—	$1,161

First quarter charge to expense	—	—	—	48	48
Second quarter charge to expense	204	—	14	2	220
Third quarter charge to expense	(48)	—	1	—	(47)
Fourth quarter charge to expense	—	—	18	—	18
Cash payments	(353)	—	(569)	(50)	(972)

Balance at December 31, 2006	$—	$—	$428	$—	$428

First quarter charge to expense	—	—	—	—	—
Second quarter charge to expense	—	—	—	—	—
Cash payments	—	—	(324)	—	(324)

Balance at June 30, 2007	$—	$—	$104	$—	$104

Remaining expected restructuring charge	$—	$—	$—	$—	$—

     All restructuring charges, except for the asset-related charges, result in cash outflows. Asset-related charges primarily relate to accelerated depreciation and the write-down of property, plant and equipment, resulting from the closure or streamlining of certain facilities. Severance costs relate to a reduction in workforce. Facility closure costs primarily relate to asset relocation and lease termination costs. Other exit costs include miscellaneous expenditures associated with exiting business activities. As of June 30, 2007, these restructuring initiatives have been substantially completed.
(9)Commitments and Contingencies
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
     The following provides a reconciliation of changes in product warranty and recall liability for the six months ended June 30, 2007 and July 1, 2006:

	2007	2006
Product warranty and recall at beginning of period	$5,825	$6,220
Accruals for products shipped during period	1,228	2,019
Changes in estimates of existing liabilities	847	96
Settlements made during the period (in cash or in kind)	(2,069)	(2,291)

Product warranty and recall at end of period	$5,831	$6,044

(10) Employee Benefit Plans
     The Company has a single defined benefit pension plan that covers certain employees in the United Kingdom and a postretirement benefit plan that covers certain employees in the U. S. The components of net periodic benefit cost under the plans are as follows:

	Defined Benefit Plan
	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Service cost	$43	$36	$85	$64
Interest cost	514	331	1,021	585
Expected return on plan assets	(574)	(355)	(1,140)	(628)
Amortization of actuarial loss	111	84	221	149

Net periodic benefit cost	$94	$96	$187	$170

	Postretirement Benefit Plan
	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Service cost	$4	$4	$7	$8
Interest cost	6	4	12	8
Amortization of actuarial gain	(2)	—	(3)	—

Net periodic benefit cost	$8	$8	$16	$16

     The Company previously disclosed in its financial statements for the year ended December 31, 2006 that it expected to contribute $353 to its pension plan in 2007. Of this amount, contributions of $128 have been made to the pension plan as of June 30, 2007.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)
(11) Income Taxes
     The Company recognized a provision for income taxes of $666, or 19.8% of pre-tax income, and $1,906, or 28.1% of pre-tax income, for federal, state and foreign income taxes for the three months ended June 30, 2007 and July 1, 2006, respectively. The Company recognized a provision for income taxes of $1,853, or 19.7% of pre-tax income, and $3,993, or 31.6% of pre-tax income, for federal, state and foreign income taxes for the six months ended June 30, 2007 and July 1, 2006, respectively. The decrease in the effective tax rate for both the three and six months ended June 30, 2007 and July 1, 2006, respectively, was primarily attributable to the benefit of the federal research and development tax credit which had not been extended at July 1, 2006, a reduction in accrued income taxes, and a more favorable mix of domestic and lower taxed foreign earnings.
     In June 2006, the Financial Accounting Standards Board issued FASB interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 as of the beginning of the 2007 calendar year. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.
     As of January 1, 2007, the Company provided a liability of $4,731, excluding interest and penalties, for unrecognized tax benefits related to various federal, state and foreign income tax matters. The liability for uncertain tax positions is classified as a non-current income tax liability unless it is expected to be paid within one year. The liability for unrecognized tax positions increased by $96 for the second quarter ended June 30, 2007 and decreased by $91 for the six months ended June 30, 2007 resulting in a balance at June 30, 2007 of $4,640. Through a combination of anticipated state audit settlements and the expiration of certain statutes of limitation, the amount of unrecognized tax benefits could decrease by approximately $150-$700 within the next 12 months.
     If the Company’s tax positions are sustained by the taxing authorities in favor of the Company, approximately $4,438 would reduce the Company’s effective tax rate.
     Consistent with historical financial reporting, the Company has elected to classify interest expense and, if applicable, penalties which could be assessed related to unrecognized tax benefits as a component of income tax expense. For the six months ended June 30, 2007 and 2006, the Company recognized approximately $(43) and $26 of gross interest and penalties, respectively. The Company has accrued approximately $779 and $821 for the payment of interest and penalties at June 30, 2007 and December 31, 2006, respectively.
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

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)
(12) Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The provisions of SFAS 157 will be applied prospectively. The Company is currently evaluating the impact that SFAS 157 will have on the Company’s financial statements in 2008.
     In September 2006, the FASB issued FASB Staff Position (“FSP”) No. AUG AIR-1, Accounting for Planned Major Maintenance Activities (“FSP No. AUG AIR-1”). This position prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. The Company adopted the provisions of this FSP as of January 1, 2007, as required. The adoption did not have a material impact on our condensed consolidated statements of operations or financial condition.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities –
     Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “Fair Value Option”). Unrealized gains and losses on items for which the Fair Value Option has been elected are reported in earnings. The Fair Value Option is applied instrument by instrument (with certain exceptions), is irrevocable (unless a new election date occurs) and is applied only to an entire instrument. The effect of the first remeasurement to fair value is reported as a cumulative-effect adjustment to the opening balance of retained earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 with earlier application permitted, subject to certain conditions. The Company is currently evaluating the impact of adopting SFAS 159 on its consolidated financial statements and whether to adopt its provisions prior to the required effective date.
     In May 2007, the FASB issued FASB Staff Position FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”). FSP FIN 48-1 provides guidance on determining whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)
(13) Segment Reporting
     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise that are evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the president and chief executive officer.
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
     A summary of financial information by reportable segment is as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Net Sales
Electronics	$98,248	$105,543	$199,049	$205,907
Inter-segment sales	5,359	4,534	10,490	9,003

Electronics net sales	103,607	110,077	209,539	214,910

Control Devices	85,554	79,956	169,781	159,226
Inter-segment sales	590	1,193	1,391	2,111

Control Devices net sales	86,144	81,149	171,172	161,337

Eliminations	(5,949)	(5,727)	(11,881)	(11,114)

Total consolidated net sales	$183,802	$185,499	$368,830	$365,133

Income Before Income Taxes
Electronics	$1,884	$8,847	$8,990	$15,044
Control Devices	5,510	4,497	8,038	8,906
Other corporate activities	1,572	(735)	3,521	197
Corporate interest expense	(5,605)	(5,813)	(11,131)	(11,499)

Total consolidated income before income taxes	$3,361	$6,796	$9,418	$12,648

Depreciation and Amortization
Electronics	$2,427	$1,977	$4,757	$3,767
Control Devices	4,885	4,359	9,690	8,789
Corporate activities	88	97	173	188

Total consolidated depreciation and amortization(A)	$7,400	$6,433	$14,620	$12,744

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Interest Expense (Income)
Electronics	$(137)	$(131)	$(225)	$(237)
Control Devices	151	151	197	490
Corporate activities	5,605	5,813	11,131	11,499

Total consolidated interest expense, net	$5,619	$5,833	$11,103	$11,752

Capital Expenditures
Electronics	$1,446	$2,834	$4,173	$5,034
Control Devices	2,817	3,750	6,231	8,067
Corporate activities	(256)	3	410	49

Total consolidated capital expenditures	$4,007	$6,587	$10,814	$13,150

	June 30,	December 31,
	2007	2006
Total Assets
Electronics	$172,237	$184,327
Control Devices	220,653	216,523
Corporate(B)	275,775	265,986
Eliminations	(158,200)	(165,029)

Total consolidated assets	$510,465	$501,807

(A)	These amounts represent depreciation and amortization on fixed and certain intangible assets.

(B)	Assets located at Corporate consist primarily of cash, deferred taxes and equity investments.
     The following table presents net sales and non-current assets for each of the geographic areas in which the Company operates:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Net Sales
North America	$132,449	$143,391	$266,510	$284,415
Europe and other	51,353	42,108	102,320	80,718

Total consolidated net sales	$183,802	$185,499	$368,830	$365,133

	June 30,	December 31,
	2007	2006
Non-Current Assets
North America	$216,406	$215,429
Europe and other	27,057	32,346

Total consolidated non-current assets	$243,463	$247,775

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)
(14) Investments
     PST Indústria Eletrônica da Amazônia Ltda.
     The Company has a 50% equity interest in PST Indústria Eletrônica da Amazônia Ltda. (“PST”), a Brazilian electronic components business that specializes in electronic vehicle security devices. The investment is accounted for under the equity method of accounting. The Company’s investment in PST was $27,275 and $21,616 at June 30, 2007 and December 31, 2006, respectively.
     Condensed financial information for PST is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$31,279	$21,014	$58,630	$42,013
Cost of sales	$14,683	$10,664	$27,506	$21,338

Total pre-tax income	$5,040	$3,628	$10,365	$7,824
The Company’s share of pre-tax income	$2,520	$1,814	$5,183	$3,912
     Equity in earnings of PST included in the condensed consolidated statements of operations was $2,141 and $1,466 for the three months ended June 30, 2007 and July 1, 2006, respectively. For the six months ended June 30, 2007 and July 1, 2006, equity in earnings of PST was $4,156 and $2,826, respectively.
     Minda Instruments Ltd.
     At July 1, 2006, the Company had a 30% equity interest in Minda Instruments Ltd. (“Minda”), a company based in India that manufactures electronic instrumentation equipment for the transportation market. Since then, the Company has increased its ownership interest in Minda to 49%. The investment is accounted for under the equity method of accounting. The Company’s investment in Minda was $4,209 and $3,796 at June 30, 2007 and December 31, 2006, respectively. Equity in earnings of Minda included in the condensed consolidated statements of operations was $157 and $84, for the three months ended June 30, 2007 and July 1, 2006, respectively. For the six months ended June 30, 2007 and July 1, 2006, equity in earnings of Minda was $262 and $140, respectively.
(15) Guarantor Financial Information
     The senior notes and the credit facility are fully and unconditionally guaranteed, jointly and severally, by each of the Company’s existing and future domestic wholly owned subsidiaries (Guarantor Subsidiaries). The Company’s non-U. S. subsidiaries do not guarantee the senior notes or the credit facility (Non-Guarantor Subsidiaries).
     Presented below are summarized consolidating financial statements of the Parent (which includes certain of the Company’s operating units), the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the Company on a condensed consolidated basis, as of June 30, 2007 and December 31, 2006 and for each of the three and six months ended June 30, 2007 and July 1, 2006.
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

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

	June 30, 2007
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$28,474	$40	$37,552	$—	$66,066
Accounts receivable, net	47,693	31,933	34,192	—	113,818
Inventories, net	24,382	14,290	18,589	—	57,261
Prepaid expenses and other	(279,803)	283,871	16,969	—	21,037
Deferred income taxes	2,939	4,634	1,247	—	8,820

Total current assets	(176,315)	334,768	108,549	—	267,002

Long-Term Assets:
Property, plant and equipment, net	58,783	27,144	20,089	—	106,016
Other Assets:
Goodwill	44,585	20,591	—	—	65,176
Investments and other, net	35,567	363	208	—	36,138
Deferred income taxes	39,244	(3,069)	(42)	—	36,133
Investment in subsidiaries	426,283	—	—	(426,283)	—

Total long-term assets	604,462	45,029	20,255	(426,283)	243,463

Total Assets	$428,147	$379,797	$128,804	$(426,283)	$510,465

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$21,277	$20,880	$24,342	$—	$66,499
Accrued expenses and other	14,635	8,241	23,721	—	46,597

Total current liabilities	35,912	29,121	48,063	—	113,096

Long-Term Liabilities:
Long-term debt	200,000	—	—	—	200,000
Deferred income taxes	—	—	1,921	—	1,921
Other liabilities	482	465	2,748	—	3,695

Total long-term liabilities	200,482	465	4,669	—	205,616

Shareholders’ Equity	191,753	350,211	76,072	(426,283)	191,753

Total Liabilities and Shareholders’ Equity	$428,147	$379,797	$128,804	$(426,283)	$510,465

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)
     Supplemental condensed consolidating financial statements (continued):

	December 31, 2006
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$28,937	$12	$36,933	$—	$65,882
Accounts receivable, net	48,187	28,376	30,422	—	106,985
Inventories, net	26,173	12,502	19,846	—	58,521
Prepaid expenses and other	(273,206)	275,577	11,077	—	13,448
Deferred income taxes	3,724	4,379	1,093	—	9,196

Total current assets	(166,185)	320,846	99,371	—	254,032

Long-Term Assets:
Property, plant and equipment, net	61,320	31,643	21,623	—	114,586
Other Assets:
Goodwill	44,585	20,591	—	—	65,176
Investments and other, net	30,874	131	170	(300)	30,875
Deferred income taxes	40,713	(3,341)	(234)	—	37,138
Investment in subsidiaries	411,366	—	—	(411,366)	—

Total long-term assets	588,858	49,024	21,559	(411,666)	247,775

Total Assets	422,673	369,870	120,930	(411,666)	501,807

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	26,690	19,044	26,759	—	72,493
Accrued expenses and other	17,291	7,314	21,019	—	45,624

Total current liabilities	43,981	26,358	47,778	—	118,117

Long-Term Liabilities:
Long-term debt	200,000	—	300	(300)	200,000
Deferred income taxes	—	—	1,923	—	1,923
Other liabilities	70	450	2,625	—	3,145

Total long-term liabilities	200,070	450	4,848	(300)	205,068

Shareholders’ Equity	178,622	343,062	68,304	(411,366)	178,622

Total Liabilities and Shareholders’ Equity	$422,673	$369,870	$120,930	$(411,666)	$501,807

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)
     Supplemental condensed consolidating financial statements (continued):

	For the Three Months Ended June 30, 2007
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Sales	$85,017	$54,528	$65,096	$(20,839)	$183,802

Costs and Expenses:
Cost of goods sold	69,086	46,281	49,642	(20,089)	144,920
Selling, general and administrative	14,056	7,640	12,683	(750)	33,629
Gain on sale of property, plant and equipment, net	(304)	(1,349)	—	—	(1,653)

Operating Income	2,179	1,956	2,771	—	6,906

Interest expense (income), net	5,870	—	(251)	—	5,619
Other income, net	(1,865)	(26)	(183)	—	(2,074)
Equity earnings from subsidiaries	(5,043)	—	—	5,043	—

Income Before Income Taxes	3,217	1,982	3,205	(5,043)	3,361

Provision for income taxes	522	3	141	—	666

Net Income (Loss)	$2,695	$1,979	$3,064	$(5,043)	$2,695

	For the Three Months Ended July 1, 2006
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Sales	$90,915	$60,809	$54,955	$(21,180)	$185,499

Costs and Expenses:
Cost of goods sold	77,376	44,845	39,734	(20,451)	141,504
Selling, general and administrative	9,605	12,031	10,244	(729)	31,151
(Gain) Loss on sale of property, plant and equipment, net	(1,472)	1,489	3	—	20

Operating Income	5,406	2,444	4,974	—	12,824

Interest expense (income), net	5,890	—	(57)	—	5,833
Other (income) loss, net	(550)	—	745	—	195
Equity earnings from subsidiaries	(5,364)	—	—	5,364	—

Income Before Income Taxes	5,430	2,444	4,286	(5,364)	6,796

Provision for income taxes	540	—	1,366	—	1,906

Net Income	$4,890	$2,444	$2,920	$(5,364)	$4,890

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)
     Supplemental condensed consolidating financial statements (continued):

	For the Six Months Ended June 30, 2007
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Sales	$173,868	$106,599	$129,071	$(40,708)	$368,830

Costs and Expenses:
Cost of goods sold	147,630	82,862	95,909	(39,300)	287,101
Selling, general and administrative	27,122	15,673	25,415	(1,408)	66,802
(Gain) Loss on sale of property, plant and equipment, net	(347)	(1,349)	8	—	(1,688)

Operating Income (Loss)	(537)	9,413	7,739	—	16,615

Interest expense (income), net	11,668	—	(565)	—	11,103
Other income, net	(3,898)	—	(8)	—	(3,906)
Equity earnings from subsidiaries	(16,534)	—	—	16,534	—

Income Before Income Taxes	8,227	9,413	8,312	(16,534)	9,418

Provision for income taxes	662	7	1,184	—	1,853

Net Income (Loss)	$7,565	$9,406	$7,128	$(16,534)	$7,565

	For the Six Months Ended July 1, 2006
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Sales	$181,242	$119,669	$107,555	$(43,333)	$365,133

Costs and Expenses:
Cost of goods sold	155,174	88,209	78,986	(41,922)	280,447
Selling, general and administrative	26,318	18,820	19,244	(1,411)	62,971
(Gain) Loss on sale of property, plant and equipment, net	(1,472)	—	3	—	(1,469)

Operating Income	1,222	12,640	9,322	—	23,184

Interest expense (income), net	11,770	—	(18)	—	11,752
Other (income) loss, net	(1,696)	—	480	—	(1,216)
Equity earnings from subsidiaries	(18,611)	—	—	18,611	—

Income Before Income Taxes	9,759	12,640	8,860	(18,611)	12,648

Provision for income taxes	1,104	20	2,869	—	3,993

Net Income	$8,655	$12,620	$5,991	$(18,611)	$8,655

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)
     Supplemental condensed consolidating financial statements (continued):

	For the Six Months Ended June 30, 2007
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used for) operating activities	$3,730	$(1,949)	$3,038	$(800)	$4,019

INVESTING ACTIVITIES:
Capital expenditures	(6,090)	(2,380)	(2,344)	—	(10,814)
Proceeds from the sale of fixed assets	308	4,643	—	—	4,951
Business acquisitions and other	(207)	(286)	(7)	500	—

Net cash provided by (used for) investing activities	(5,989)	1,977	(2,351)	500	(5,863)

FINANCING ACTIVITIES:
Borrowings (repayments) of long-term debt	—	—	(300)	300	—
Share-based compensation activity, net	1,796	—	—	—	1,796
Other financing costs	—	—	—	—	—

Net cash provided by (used for) financing activities	1,796	—	(300)	300	1,796

Effect of exchange rate changes on cash and cash equivalents	—	—	232	—	232

Net change in cash and cash equivalents	(463)	28	619	—	184
Cash and cash equivalents at beginning of period	28,937	12	36,933	—	65,882

Cash and cash equivalents at end of period	$28,474	$40	$37,552	$—	$66,066

	For the Six Months Ended July 1, 2006
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used for) operating activities	$(6,911)	$6,028	$24,116	$(11,018)	$12,215

INVESTING ACTIVITIES:
Capital expenditures	(6,586)	(3,213)	(3,351)	—	(13,150)
Proceeds from sale of fixed assets	2,266	—	—	—	2,266
Business acquisitions and other	1,018	(33)	—	(1,658)	(673)

Net cash used for investing activities	(3,302)	(3,246)	(3,351)	(1,658)	(11,557)

FINANCING ACTIVITIES:
Repayments of long-term debt	1,556	—	(12,619)	11,019	(44)
Share-based compensation activity	13	—	—	—	13
Shareholder distributions	11,614	—	(11,614)	—	—
Other financing costs	4,234	(2,779)	(3,262)	1,657	(150)

Net cash provided by (used for) financing activities	17,417	(2,779)	(27,495)	12,676	(181)

Effect of exchange rate changes on cash and cash equivalents	—	—	1,730	—	1,730

Net change in cash and cash equivalents	7,204	3	(5,000)	—	2,207
Cash and cash equivalents at beginning of period	7,754	47	32,983	—	40,784

Cash and cash equivalents at end of period	$14,958	$50	$27,983	$—	$42,991

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
     We recognized net income for the second quarter ended June 30, 2007 of $2.7 million, or $0.11 per diluted share, compared with net income of $4.9 million, or $0.21 per diluted share, for the second quarter of 2006.
     We recognized net income for the six-month period ended June 30, 2007 of $7.6 million, or $0.32 per diluted share, compared with net income of $8.7 million, or $0.38 per diluted share, for the comparable period of 2006.
     Our second quarter 2007 revenue was unfavorably affected by the substantial decline in North American medium- and heavy-duty truck production and a decline in North American light vehicle production. Medium- and heavy-duty truck production in the second quarter was unfavorably impacted by the new 2007 diesel emissions regulations that were implemented on January 1 in the U.S. The decline in revenue from North American medium- and heavy-duty truck and light vehicle production was offset by increased European commercial vehicle production and new program launches in both North America and Europe.
     Our second quarter operating income was $6.9 million compared with $12.8 million in the previous year. Our results were unfavorably affected by increased depreciation expense and direct material costs as well as operational inefficiencies related to new product launches and supply chain management. In addition, the Company’s selling, general and administrative (“SG&A”) expenses increased in the areas of design and development and selling and marketing. Our SG&A expense increase resulted from additional spending in sales and marketing support for a new product launch, higher design and development expenses and increased systems implementation costs. Partially offsetting these variances was a $1.7 million pretax gain on the sale of fixed assets. Our PST Indústria Eletrônica da Amazônia Ltda (“PST”) joint venture in Brazil continued to perform well during the quarter, resulting in equity earnings of $2.1 million compared to $1.5 million in the previous year.
     On July 29, 2006, we announced that we would begin work on our second major instrument panel assembly contract for the North American commercial vehicle market. Production began in the first quarter of 2007 and the contract is expected to contribute net sales of approximately $40.0 million annually at full production. We expect that the program will reach full production levels by 2009.
     During the second quarter, our results were unfavorably affected by a significant decline in medium- and heavy-duty truck production as the U.S. adopted more stringent diesel emissions standards beginning in 2007. We currently expect this decline to continue for the remainder of the year. We expect our overall sales decline will be less than the industry production decline as our second instrument panel award and stable demand outside of the U.S. partially offsets reduced medium- and heavy-duty truck production. Our expected performance will be based on our continued drive toward operational excellence across the organization, ongoing cost reduction initiatives and successful launches of several key products in 2007.
     Significant factors inherent to our markets that could affect our results for the remainder of 2007 include the financial stability of our customers and suppliers as well as our ability to successfully execute our planned productivity and cost reduction initiatives. We are undertaking these initiatives to mitigate commodity price increases and customer-demanded price reductions. Our results for 2007 also depend on conditions in the automotive and commercial vehicle industries, which are generally dependent on domestic and global economies.
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
     Beginning in 2005, we changed from a calendar year-end to a 52-53 week fiscal year-end. Until October 30, 2006, our fiscal quarters were comprised of 13-week periods. On October 30, 2006, we changed back to a calendar (December 31) fiscal year-end; therefore, the 2006 fiscal year ended on December 31, 2006. Our fiscal quarters are now comprised of 3-month periods. Throughout this document, “three months” and “six months” will be used to reference the 3- and 6-month periods of 2007 and the comparable 13- and 26-week periods of 2006.
Three Months Ended June 30, 2007 Compared to Three Months Ended July 1, 2006
     Net Sales. Net sales for our reportable segments, excluding inter-segment sales, for the three months ended June 30, 2007 and July 1, 2006 are summarized in the following table (in thousands):

	Three Months Ended				$ Increase /	% Increase /
	June 30, 2007		July 1, 2006		(Decrease)	(Decrease)
Electronics	$98,248	53.5%	$105,543	56.9%	$(7,295)	(6.9)%
Control Devices	85,554	46.5	79,956	43.1	5,598	7.0%

Total net sales	$183,802	100.0%	$185,499	100.0%	$(1,697)	(0.9)%

     The decrease in net sales for our Electronics segment was primarily due to a substantial decline in medium- and heavy-duty truck production in North America. Offsetting the unfavorable North American production were increased production volume in our European commercial vehicle operations, favorable foreign currency exchange rates and new program revenues in our European operations. Favorable foreign currency exchange rates contributed $3.0 million to sales in the second quarter compared with the prior year. We continue to expect our North American commercial vehicle business to be unfavorably affected by the new 2007 diesel emissions regulations for the balance of 2007.
     The increase in net sales for our Control Devices segment was primarily attributable to new product launches in our temperature and speed sensor businesses. The increase was partially offset by production volume reductions at our major customers. In addition, the impact from foreign currency exchange rate translation increased our sales by $0.7 million during the quarter compared with the prior year.
     Net sales by geographic location for the three months ended June 30, 2007 and July 1, 2006 are summarized in the following table (in thousands):

	Three Months Ended				$ Increase /	% Increase /
	June 30, 2007		July 1, 2006		(Decrease)	(Decrease)
North America	$132,449	72.1%	$143,391	77.3%	$(10,942)	(7.6)%
Europe and other	51,353	27.9	42,108	22.7	9,245	22.0%

Total net sales	$183,802	100.0%	$185,499	100.0%	$(1,697)	(0.9)%

     The decrease in North American sales was primarily attributable to lower sales to our commercial vehicle customers as a result of the new U.S. diesel emission regulations and lower production volume from our North American light vehicle customers. The decrease was partially offset by new program launches of temperature and speed sensor products. Our increase in sales outside of North America for the quarter was primarily due to increased production volume, new product revenues and favorable foreign currency exchange rates. The favorable effect of foreign currency exchange rates affected net sales outside North America by $3.7 million in the second quarter of 2007 compared with the prior year.

     Condensed consolidated statements of operations as a percentage of net sales for the three months ended June 30, 2007 and July 1, 2006 are presented in the following table (in thousands):

	Three Months Ended				$ Increase /
	June 30, 2007		July 1, 2006		(Decrease)
Net Sales	$183,802	100.0%	$185,499	100.0%	$(1,697)

Costs and Expenses:
Cost of goods sold	144,920	78.8	141,504	76.3	3,416
Selling, general and administrative	33,629	18.3	31,151	16.8	2,478
(Gain) loss on sale of property, plant & equipment, net	(1,653)	(0.9)	20	0.0	(1,673)

Operating Income	6,906	3.8	12,824	6.9	(5,918)

Interest expense, net	5,619	3.1	5,833	3.1	(214)
Equity in earnings of investees	(2,298)	(1.3)	(1,550)	(0.8)	(748)
Other loss, net	224	0.1	1,745	0.9	(1,521)

Income Before Income Taxes	3,361	1.9	6,796	3.7	(3,435)
Provision for income taxes	666	0.4	1,906	1.0	(1,240)

Net Income	$2,695	1.5%	$4,890	2.7%	$(2,195)

     Cost of Goods Sold. The increase in cost of goods sold as a percentage of sales was due to unfavorable material costs, operational inefficiencies related to new product launches and higher depreciation expense. These higher costs were partially offset by favorable gains from our commodity and foreign exchange hedging activities and ongoing procurement initiatives.
     Selling, General and Administrative Expenses. Product development expenses included in SG&A were $10.9 million and $10.3 million for the second quarters ended June 30, 2007 and July 1, 2006, respectively. The increase relates to development spending in the areas of tachographs and instrumentation. In the future, the Company intends to reallocate its resources to focus on the design and development of new products rather than primarily focusing on sustaining existing product programs.
     The increase in SG&A expenses, excluding product development expenses, for the second quarter 2007 compared with the second quarter of 2006 is primarily attributable to additional marketing resources for a new aftermarket product launch in Europe.
     (Gain) Loss on Sale of Property, Plant and Equipment, net. The increase was attributable to the sale of two closed facilities during the second quarter of 2007.
     Equity in Earnings of Investees. Equity in earnings of investees was $2.3 million and $1.6 million for the second quarters ended June 30, 2007 and July 1, 2006, respectively. The increase was predominately attributable to the increase in equity earnings recognized from our PST joint venture. The increase primarily reflects higher volume for PST’s security product lines.
     Income Before Income Taxes. Income before income taxes is summarized in the following table by reportable segment (in thousands).

	Three Months Ended		$ Increase /	% Increase /
	June 30, 2007	July 1, 2006	(Decrease)	(Decrease)
Electronics	$1,884	$8,847	$(6,963)	(78.7)%
Control Devices	5,510	4,497	1,013	22.5%
Other corporate activities	1,572	(735)	2,307	313.9%
Corporate interest expense	(5,605)	(5,813)	208	3.6%

Income before income taxes	$3,361	$6,796	$(3,435)	(50.5)%

     The decrease in income before income taxes in the Electronics segment is related to reduced volume and increased SG&A expenses. The increased SG&A expenses were predominantly due to increased development spending in the areas of tachographs and instrumentation and higher selling and marketing costs associated with new product introductions.

     The increase in income before income taxes in the Control Devices reportable segment was primarily due to the recognition of a pretax gain of approximately $1.3 million on the sale of a vacant building in the second quarter of 2007. In addition, operating inefficiencies related to a new product launch and additional China start-up expenses unfavorably affected income before income taxes for the second quarter of 2007. These factors were offset by increased volume resulting from new product launches.
     The increase in income before income taxes from other corporate activities was primarily due to an increase of $0.7 million in equity earnings from our PST joint venture and a reduction in foreign exchange losses recorded in the previous year.
     Income before income taxes by geographic location for the three months ended June 30, 2007 and July 1, 2006 is summarized in the following table (in thousands):

	Three Months Ended				$ Increase /	% Increase /
	June 30, 2007		July 1, 2006		(Decrease)	(Decrease)
North America	$1,431	42.6%	$2,448	36.0%	$(1,017)	(41.5)%
Europe and other	1,930	57.4	4,348	64.0	(2,418)	(55.6)%

Income before income taxes	$3,361	100.0%	$6,796	100.0%	$(3,435)	(50.5)%

     The decrease in our profitability in North America was primarily attributable to unfavorable variances related to new product launches, lower North American light and commercial vehicle production and unfavorable product mix. The decrease was offset by increased revenue from new temperature and speed sensor product launches. The decrease in our profitability outside North America was primarily due to increased SG&A expenses related to increased development spending in the areas of tachographs and instrumentation and higher selling and marketing costs associated with new product introductions.
     Provision for Income Taxes. We recognized a provision for income taxes of $0.7 million, or 19.8% of pre-tax income, and $1.9 million, or 28.1% of the pre-tax income, for federal, state and foreign income taxes for the second quarters ended June 30, 2007 and July 1, 2006, respectively. The decrease in the effective tax rate for the three months ended June 30, 2007 compared to the three months ended July 1, 2006 was primarily attributable to the benefit of the federal research and development tax credit which had not been extended at July 1, 2006 and a more favorable mix of domestic and lower taxed foreign earnings.
Six Months Ended June 30, 2007 Compared to Six Months Ended July 1, 2006
     Net Sales. Net sales for our reportable segments, excluding inter-segment sales, for the six months ended June 30, 2007 and July 1, 2006 are summarized in the following table (in thousands):

	Six Months Ended				$ Increase /	% Increase /
	June 30, 2007		July 1, 2006		(Decrease)	(Decrease)
Electronics	$199,049	54.0%	$205,907	56.4%	$(6,858)	(3.3)%
Control Devices	169,781	46.0	159,226	43.6	10,555	6.6%

Total net sales	$368,830	100.0%	$365,133	100.0%	$3,697	1.0%

     The decrease in net sales for our Electronics segment was primarily due to a substantial decline in medium- and heavy-duty truck production in North America. As referenced above, medium- and heavy-duty truck production in the second quarter was unfavorably impacted by the new 2007 diesel emissions regulations that were implemented on January 1 in the U.S. Offsetting the unfavorable North American production were increased production volume in our European commercial vehicle operations, favorable foreign currency exchange rates and new business wins in our European operations. Favorable foreign currency exchange rates contributed $7.1 million to sales in the first 6 months compared with the prior year. We continue to expect our North American commercial vehicle business to be unfavorably affected by the new 2007 diesel emissions regulations for the balance of 2007.
     The increase in net sales for our Control Devices segment was primarily attributable to new product launches in our temperature and speed sensor businesses. The increase was partially offset by substantial production volume reductions at our major customers. In addition, the impact from foreign currency exchange rate translation increased our sales by $1.7 million during 2007 compared with the prior year.
     Net sales by geographic location for the six months ended June 30, 2007 and July 1, 2006 are summarized in the following table (in thousands):

	Six Months Ended				$ Increase /	% Increase /
	June 30, 2007		July, 2006		(Decrease)	(Decrease)
North America	$266,510	72.3%	$284,415	77.9%	$(17,905)	(6.3)%
Europe and other	102,320	27.7	80,718	22.1	21,602	26.8%

Total net sales	$368,830	100.0%	$365,133	100.0%	$3,697	1.0%

     The decrease in North American sales was primarily attributable to lower sales to our commercial vehicle customers as a result of the new U.S. diesel emission regulations and lower production volume from our North American light vehicle customers. The decrease was partially offset by new program launches of temperature and speed sensor products. Our increase in sales outside of North America for the first half of 2007 was primarily due to new product revenues, increased commercial vehicle production and favorable foreign currency exchange rates. The favorable effect of foreign currency exchange rates affected net sales outside North America by $8.8 million for the first half of 2007 compared with the prior year.
     Condensed consolidated statements of operations as a percentage of net sales for the six months ended June 30, 2007 and July 1, 2006 are presented in the following table (in thousands):

	Six Months Ended				$ Increase /
	June 30, 2007		July 1, 2006		(Decrease)
Net Sales	$368,830	100.0%	$365,133	100.0%	$3,697

Costs and Expenses:
Cost of goods sold	287,101	77.8	280,447	76.8	6,654
Selling, general and administrative	66,802	18.1	62,971	17.2	3,831
Gain on sale of property, plant & equipment, net	(1,688)	(0.4)	(1,469)	(0.4)	(219)

Operating Income	16,615	4.5	23,184	6.4	(6,569)

Interest expense, net	11,103	3.0	11,752	3.2	(649)
Equity in earnings of investees	(4,418)	(1.2)	(2,966)	(0.8)	(1,452)
Other loss, net	512	0.1	1,750	0.5	(1,238)

Income Before Income Taxes	9,418	2.6	12,648	3.5	(3,230)

Provision for income taxes	1,853	0.5	3,993	1.1	(2,140)

Net Income	$7,565	2.1%	$8,655	2.4%	$(1,090)

     Cost of Goods Sold. The increase in cost of goods sold as a percentage of sales was due to unfavorable material costs, operational inefficiencies related to new product launches and higher depreciation expense. These costs were partially offset by favorable gains from our commodity and foreign exchange hedging activities and ongoing procurement initiatives.
     Selling, General and Administrative Expenses. Product development expenses included in SG&A were $21.8 million and $20.6 million for the six months ended June 30, 2007 and July 1, 2006, respectively. The increase relates to development spending in the areas of tachographs and instrumentation. Mitigating the overall increase in spending were reductions in development costs at lower productivity locations. In the future, the Company intends to reallocate its resources to focus on the design and development of new products rather than primarily focusing on sustaining existing product programs.
     The increase in SG&A expenses, excluding product development expenses, in 2007 compared with 2006 is primarily attributable to the increase in our selling and marketing activity to support new products in Europe and the increase in systems implementation expenses related to a new information system in Europe.

     Gain on Sale of Property, Plant and Equipment, net. The increase was attributable to a $1.6 million gain on the sale of two closed facilities during the second quarter of 2007 exceeding the $1.5 million gain on the sale of land and a building during the first quarter of 2006.
     Equity in Earnings of Investees. The increase was predominately attributable to the increase in equity earnings recognized from our PST joint venture. The increase primarily reflects higher volume for PST’s security product lines
     Income Before Income Taxes. Income before income taxes is summarized in the following table by reportable segment (in thousands).

	Six Months Ended		$ Increase /	% Increase /
	June 30, 2007	July 1, 2006	(Decrease)	(Decrease)
Electronics	$8,990	$15,044	$(6,054)	(40.2)%
Control Devices	8,038	8,906	(868)	(9.7)%
Other corporate activities	3,521	197	3,324	1,687.3%
Corporate interest expense	(11,131)	(11,499)	368	3.2%

Income before income taxes	$9,418	$12,648	$(3,230)	(25.5)%

     The decrease in income before income taxes in the Electronics segment is related to reduced volume and increased SG&A expenses. The increased SG&A expenses were predominantly due to increased development spending in the areas of tachographs and instrumentation and higher selling and marketing costs associated with new product introductions.
     The decrease in income before income taxes in the Control Devices reportable segment was primarily due to operating inefficiencies related to a new product launch and additional China start-up expenses. These factors were offset by increased volume resulting from new product launches.
     The increase in income before income taxes from other corporate activities was primarily due to a reduction in foreign exchange losses recorded in the previous year and an increase in equity earnings from our PST joint venture of $1.3 million.
     Income before income taxes by geographic location for the six months ended June 30, 2007 and July 1, 2006 is summarized in the following table (in thousands):

	Six Months Ended				$ Increase /	% Increase /
	June 30, 2007		July 1, 2006		(Decrease)	(Decrease)
North America	$3,825	40.6%	$5,337	42.2%	$(1,512)	(28.3)%
Europe and other	5,593	59.4	7,311	57.8	(1,718)	(23.5)%

Income before income taxes	$9,418	100.0%	$12,648	100.0%	$(3,230)	(25.5)%

     The decrease in our profitability in North America was primarily attributable to unfavorable variances related to new product launches, lower North American light and commercial vehicle production and unfavorable product mix. The decrease was offset by increased revenue from new temperature and speed sensor product launches. The decrease in our profitability outside North America was primarily due to increased SG&A related to increased development spending in the areas of tachographs and instrumentation and higher selling and marketing costs associated with new product introductions.
     Provision for Income Taxes. We recognized a provision for income taxes of $1.9 million, or 19.7% of pre-tax income, and $4.0 million, or 31.6% of the pre-tax income, for federal, state and foreign income taxes for the six months ended June 30, 2007 and July 1, 2006, respectively. The decrease in the effective tax rate for the six months ended June 30, 2007 compared to the six months ended July 1, 2006 was primarily attributable to the benefit of the Federal research and development tax credit which had not been extended at July 1, 2006, a reduction in accrued income taxes and a more favorable mix of domestic and lower taxed foreign earnings.

Liquidity and Capital Resources
Summary of Cash Flows (in thousands):

	Six Months Ended		$ Increase /
	June 30, 2007	July 1, 2006	(Decrease)
Cash provided by (used for):
Operating activities	$4,019	$12,215	$(8,196)
Investing activities	(5,863)	(11,557)	5,694
Financing activities	1,796	(181)	1,977
Effect of exchange rate changes on cash and cash equivalents	232	1,730	(1,498)

Net change in cash and cash equivalents	$184	$2,207	$(2,023)

     The decrease in net cash provided by operating activities was primarily due to lower earnings and a larger investment in working capital. Specifically, cash used to finance movements in working capital asset and liability accounts, in particular accounts receivable, accounts payable and prepaid expenses and other, gave rise to a use of funds in the current period of $14.9 million versus a use of funds of $8.6 million in the prior year.
     The decrease in net cash used for investing activities reflects an increase in cash received from the sale of fixed assets in 2007 and decreases in cash used for capital projects and business investment.
     The increase in net cash provided by financing activities was due, principally, to the exercise of stock options during 2007 and the fees associated with amending our credit agreement during the first quarter of 2006.
     Our credit facilities contain various covenants that require, among other things, the maintenance of certain specified ratios of consolidated total debt to consolidated EBITDA, interest coverage and fixed charge coverage. Restrictions also include limits on capital expenditures, operating leases and dividends. We were in compliance with all covenants at June 30, 2007. On March 7, 2006, we amended our credit agreement dated May 1, 2002. The amendment modifies certain financial covenant requirements, changes certain reporting requirements, sets borrowing levels based on certain asset levels and prohibits us from repurchasing, repaying or redeeming any of our outstanding subordinated notes unless certain covenant levels are met.
     Future capital expenditures are expected to be consistent with recent levels and future organic growth is expected to be funded through cash flows from operations. Management will continue to focus on reducing its weighted average cost of capital and believes that cash flows from operations and the availability of funds from our credit facilities will provide sufficient liquidity to meet our future growth and operating needs. As outlined in Note 6 to our condensed consolidated financial statements, the Company is a party to a $100.0 million revolving credit facility. On March 7, 2006, the Company amended the credit agreement, which, among other things, gave the Company substantially all of its borrowing capacity on the $100.0 million credit facility. As of June 30, 2007, $96.4 million of the $100.0 million was available.
     There have been no material changes to the table of contractual obligations presented on page 24 of the Company’s 2006 Form 10-K. The table excludes the liability for unrecognized income tax benefits, since the Company cannot predict with reasonable reliability the timing of cash settlements with the respective taxing authorities. The unrecognized income tax benefits totaled $5.6 million as of January 1, 2007, including interest and penalties of $0.8 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
     From time to time, we are exposed to certain market risks, primarily resulting from the effects of changes in interest rates. At June 30, 2007, however, all of our debt was fixed rate debt. At this time, we do not intend to use financial instruments to manage this risk.
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
     In December 2006, we entered into fixed price swap contracts for 480 metric tonnes of copper. In January 2007, we entered into an additional fixed price swap for 420 metric tonnes of copper. The purpose of these contracts is to reduce our price risk as it relates to copper prices.
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
     As discussed in Note 3 to our condensed consolidated financial statements, we have entered into foreign currency forward contracts related to our Mexican peso, Swedish krona and British pound exposures. These foreign currency forward contracts had a notional value of $33,268 and $16,003 at June 30, 2007 and July 1, 2006, respectively. The estimated net fair value of these contracts at June 30, 2007 and July 1, 2006, per quoted market sources, was approximately $676 and $(235), respectively. In 2006, the Company used foreign currency options contracts to reduce the risk of exposures to the Mexican peso. As of July 1, 2006, the Company’s foreign currency options contracts had a notional value of $167 and an estimated fair value of $43. The Company’s foreign currency options have expired as of December 31, 2006.
     We do not expect the effects of this risk to be material in the future based on the current operating and economic conditions in the countries in which we operate. A hypothetical pre-tax gain or loss in fair value from a 10.0% favorable or adverse change in quoted foreign currencies would not significantly affect our results of operations, financial position or cash flows.

Item 4. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures
     As of June 30, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (CEO) and chief financial officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007.
     Changes in Internal Control Over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
(a)	The Annual Meeting of Shareholders of Stoneridge, Inc. was held on May 7, 2007.

(b)	The following matters were submitted to a vote at the meeting:

The election of the following nominees as directors of the Company. The vote with respect to each nominee was as follows:

Nominee	For	Withheld
Avery S. Cohen	21,421,415	683,042
John C. Corey	22,051,531	52,926
Jeffrey P. Draime	22,059,221	45,236
Sheldon J. Epstein	22,056,721	47,736
Douglas C. Jacobs	22,100,641	3,816
Kim Korth	22,100,641	3,816
William M. Lasky	22,100,621	3,836
Earl L. Linehan	22,057,721	46,736
     The ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year ended December 31, 2007. The results of the vote were as follows:

	For	Against	Abstain
Ratify Appointment of Accounting Firm	22,103,620	400	438
     The proposal to approve the adoption of the Annual Incentive Plan. The results of the vote were as follows:

	For	Against	Abstain
Adopt Annual Incentive Plan	19,551,824	66,318	1,132

     The proposal to approve an amendment to the Company’s Code of Regulations. The results of the vote were as follows:

	For	Against	Abstain
Amend Code of Regulations	19,613,772	4,202	1,300
Item 5. Other Information.
     None.
Item 6. Exhibits.
     Reference is made to the separate, “Index to Exhibits,” filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONERIDGE, INC.
Date: August 9, 2007	/s/ John C. Corey
John C. Corey
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 9, 2007	/s/ George E. Strickler
George E. Strickler
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
Number	Exhibit
3. 1	Amended Code of Regulations, filed herewith.

10. 1	Annual Incentive Plan, filed herewith.

10. 2	Severance Agreement and Release for Edward F. Mosel, dated May 22, 2007, (incorporated by reference to Exhibit 99. 1 to the Company’s Current Report on Form 8-K filed on May 25, 2007).

31. 1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31. 2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32. 1	Chief Executive Officer certification pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32. 2	Chief Financial Officer certification pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.