Form 10-Q
period 2007-09-30
STONERIDGE INC
filed 2007-11-09
CIK 1043337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2007
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
(330) 856-2443
Registrant’s telephone number, including area code
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90                                                                                                   ☑ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).       ☐ Yes ☑ No
     The number of Common Shares, without par value, outstanding as of October 26, 2007 was 24,226,564.

STONERIDGE, INC. AND SUBSIDIARIES

PART I–FINANCIAL INFORMATION
Item 1. Financial Statements.
STONERIDGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash and cash equivalents	$67,649	$65,882
Accounts receivable, less allowances for doubtful accounts and other reserves of $5,521 and $5,243, respectively	123,916	106,985
Inventories, net	57,591	58,521
Prepaid expenses and other	19,925	13,448
Deferred income taxes	9,305	9,196

Total current assets	278,386	254,032

Long-Term Assets:
Property, plant and equipment, net	102,378	114,586
Other Assets:
Goodwill	65,176	65,176
Investments and other, net	40,317	30,875
Deferred income taxes	36,896	37,138

Total long-term assets	244,767	247,775

Total Assets	$523,153	$501,807

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$65,753	$72,493
Accrued expenses and other	53,949	45,624

Total current liabilities	119,702	118,117

Long-Term Liabilities:
Long-term debt	200,000	200,000
Deferred income taxes	2,030	1,923
Other liabilities	3,800	3,145

Total long-term liabilities	205,830	205,068

Shareholders’ Equity:
Preferred Shares, without par value, authorized 5,000 shares, none issued	—	—
Common Shares, without par value, authorized 60,000 shares, issued 24,599 and 23,990 shares and outstanding 24,227 and 23,804 shares, respectively, with no stated value	—	—
Additional paid-in capital	153,585	150,078
Common Shares held in treasury, 373 and 186 shares, respectively, at cost	(383)	(151)
Retained earnings	31,891	21,701
Accumulated other comprehensive income	12,528	6,994

Total shareholders’ equity	197,621	178,622

Total Liabilities and Shareholders’ Equity	$523,153	$501,807

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net Sales	$172,814	$172,351	$541,644	$537,484

Costs and Expenses:
Cost of goods sold	134,944	134,173	422,045	414,619
Selling, general and administrative	32,407	29,074	99,209	92,044
(Gain) loss on sale of property, plant and equipment, net	223	15	(1,465)	(1,454)

Operating Income	5,240	9,089	21,855	32,275

Interest expense, net	5,467	5,710	16,570	17,462
Equity in earnings of investees	(3,506)	(1,838)	(7,924)	(4,804)
Other (income) loss, net	273	(55)	785	1,697

Income Before Income Taxes	3,006	5,272	12,424	17,920

Provision for income taxes	381	866	2,234	4,857

Net Income	$2,625	$4,406	$10,190	$13,063

Basic net income per share	$0.11	$0.19	$0.44	$0.57

Basic weighted average shares outstanding	23,213	22,880	23,106	22,833

Diluted net income per share	$0.11	$0.19	$0.43	$0.56

Diluted weighted average shares outstanding	23,694	23,396	23,656	23,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2007	2006
OPERATING ACTIVITIES:
Net income	$10,190	$13,063
Adjustments to reconcile net income to net cash provided by (used for) operating activities -
Depreciation	21,775	19,124
Amortization	1,196	1,238
Deferred income taxes	(1,272)	2,726
Equity in earnings of investees	(7,924)	(4,804)
Gain on sale of property, plant and equipment	(1,465)	(1,454)
Share-based compensation expense	1,858	1,380
Postretirement benefit settlement gain	—	(1,242)
Changes in operating assets and liabilities -
Accounts receivable, net	(15,197)	(19,499)
Inventories, net	756	(3,094)
Prepaid expenses and other	(1,676)	189
Other assets	(101)	1,149
Accounts payable	(8,446)	12,020
Accrued expenses and other	8,215	1,814

Net cash provided by operating activities	7,909	22,610

INVESTING ACTIVITIES:
Capital expenditures	(14,259)	(19,794)
Proceeds from sale of property, plant and equipment	5,042	2,266
Business acquisitions and other	—	(668)

Net cash used for investing activities	(9,217)	(18,196)

FINANCING ACTIVITIES:
Repayments of long-term debt	—	(44)
Share-based compensation activity, net	1,956	47
Other financing costs	—	(150)

Net cash provided by (used for) financing activities	1,956	(147)

Effect of exchange rate changes on cash and cash equivalents	1,119	1,679

Net change in cash and cash equivalents	1,767	5,946

Cash and cash equivalents at beginning of period	65,882	40,784

Cash and cash equivalents at end of period	$67,649	$46,730

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
     The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.
     Beginning in 2005, the Company changed from a calendar year-end to a 52-53 week fiscal year-end. Until October 30, 2006, the Company’s fiscal quarters were comprised of 13-week periods. On October 30, 2006, the Company changed back to a calendar (December 31) fiscal year-end; therefore, the 2006 fiscal year ended on December 31, 2006. Our fiscal quarters are now comprised of 3-month periods. Throughout this document, “three months” and “nine months” will be used to reference the 3- and 9-month periods of 2007 and the comparable 13- and 39-week periods of 2006.
     The Company has reclassified the presentation of certain prior-period information to conform to the current presentation.
(2) Inventories
     Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (“LIFO”) method for approximately 69% and 67% of the Company’s inventories at September 30, 2007 and December 31, 2006, respectively, and by the first-in, first-out (“FIFO”) method for all other inventories. Inventory cost includes material, labor and overhead. Inventories consist of the following:

	September 30,	December 31,
	2007	2006
Raw materials	$38,239	$39,832
Work-in-progress	9,263	8,196
Finished goods	11,919	12,614

Total inventories	59,421	60,642
Less: LIFO reserve	(1,830)	(2,121)

Inventories, net	$57,591	$58,521

(3) Fair Value of Financial Instruments
     Financial Instruments
     A financial instrument is cash or a contract that imposes an obligation to deliver, or conveys a right to receive cash or another financial instrument. The carrying values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. The estimated fair value of the Company’s senior notes (fixed rate debt) at September 30, 2007 and 2006, per quoted market sources, was $207.0 million and $192.0 million, respectively. On both dates, the carrying value was $200.0 million.

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
     As a result of the Company’s international business presence it is exposed to foreign currency exchange risk. The Company uses derivative financial instruments, including foreign currency forward contracts, to mitigate its exposure to fluctuations in foreign currency exchange rates by reducing the effect of such fluctuations on foreign currency denominated intercompany transactions and other known foreign currency exposures. The principal currencies hedged by the Company include the Swedish krona, British pound and Mexican peso. In certain instances, the foreign currency forward contracts are marked to market, with gains and losses recognized in the Company’s condensed consolidated statement of operations as a component of other income. The Company’s foreign currency forward and option contracts substantially offset gains and losses on the underlying foreign currency denominated transactions. In addition, the Company’s contracts intended to reduce exposure to the Mexican peso were executed to hedge forecasted transactions, and therefore the contracts are accounted for as cash flow hedges. The effective portion of the unrealized gain or loss is deferred and reported as a component of accumulated other comprehensive income. The Company’s expectation is that the cash flow hedges will be highly effective in the future. The effectiveness of the transactions will be measured on an ongoing basis using the hypothetical operative method.
     The Company’s foreign currency forward contracts had a notional value of $18,743 and $15,044 at September 30, 2007 and 2006, respectively. The purpose of these investments is to reduce the risk of exposure related to the Company’s Mexican peso-, Swedish krona- and British pound-denominated exposures. The contracts related to the Company’s Swedish krona denominated exposures expired on July 2, 2007. The estimated fair value of the existing contracts at September 30, 2007 and 2006, per quoted market sources, was approximately $198 and $(311), respectively. In 2006, the Company used foreign currency option contracts to reduce the risk of exposures to the Mexican peso. As of September 30, 2006, the Company’s foreign currency option contracts had a notional value of $56 and an estimated fair value of $12. The Company’s foreign currency option contracts expired as of December 31, 2006.
     To mitigate the risk of future price volatility and, consequently, fluctuations in gross margins, the Company has entered into fixed price commodity swaps with a bank to fix the cost of copper purchases. In December 2006, we entered into a fixed price swap for 480 metric tonnes of copper. In January 2007, we entered into an additional fixed price swap for 420 metric tonnes of copper. Because these contracts were executed to hedge forecasted transactions, the contracts are accounted for as cash flow hedges. The unrealized gain or loss for the effective portion of the hedge is deferred and reported as a component of accumulated other comprehensive income. The Company’s expectation is that the cash flow hedges will be highly effective in the future; however, as of December 31, 2006 they were not deemed effective and had no impact on other comprehensive income. The effectiveness of the transactions has been and will be measured on an ongoing basis using the hypothetical operative method. As of September 30, 2007, the fair value of the fixed price commodity swap contracts was approximately $536.
(4) Share-Based Compensation
     Total compensation expense recognized in the condensed consolidated statements of operations for share-based compensation arrangements was $606 and $454 for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, total compensation expense recognized in the condensed consolidated statements of operations for share-based compensation arrangements was $1,858 and $1,380, respectively.
     The total income tax benefit recognized in the condensed consolidated statements of operations for share-based compensation arrangements was $212 and $159 for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, total income tax benefit recognized in the condensed consolidated statements of operations for share-based compensation arrangements was $650 and $483, respectively. There was no share-based compensation cost capitalized as inventory or fixed assets for either period.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)
(5) Comprehensive Income (Loss)
     Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, establishes standards for the reporting and disclosure of comprehensive income.
     The components of comprehensive income, net of tax are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$2,625	$4,406	$10,190	$13,063

Other comprehensive income:
Currency translation adjustments	3,019	249	5,001	3,608
Pension liability adjustments	(24)	(41)	(60)	(275)
Unrealized gain (loss) on marketable securities	(22)	10	39	32
Unrecognized gain (loss) on derivatives	(547)	—	554	—

Total other comprehensive income	2,426	218	5,534	3,365

Comprehensive income	$5,051	$4,624	$15,724	$16,428

     Accumulated other comprehensive income, net of tax is comprised of the following:

	September 30,	December 31,
	2007	2006
Foreign currency translation adjustments	$13,526	$8,525
Pension liability adjustments	(1,527)	(1,467)
Unrealized loss on marketable securities	(25)	(64)
Unrecognized gain on derivatives	554	—

Accumulated other comprehensive income	$12,528	$6,994

6) Long-Term Debt
     Senior Notes
     On May 1, 2002, the Company issued $200.0 million aggregate principal amount of senior notes. The $200.0 million senior notes bear interest at an annual rate of 11.50% and mature on May 1, 2012. The senior notes (the “Notes”) are redeemable at 105.75 until April 2008. The Notes will remain redeemable at various levels until the maturity date. Interest is payable on May 1 and November 1 of each year. On July 1, 2002, the Company completed an exchange offer of the senior notes for substantially identical notes registered under the Securities Act of 1933.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)
     Credit Agreement
     On March 7, 2006, the Company amended the existing credit agreement, which provided the Company with substantially all of its borrowing capacity on the $100.0 million credit facility. The credit agreement contains various covenants that require, among other things, the maintenance of certain specified ratios of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) and interest coverage. Restrictions also include limits on capital expenditures, operating leases and dividends. The amendment utilizes a borrowing base composed of accounts receivable and inventory. The borrowing base limitation expired June 30, 2007. In addition, the Company is prohibited from repurchasing, repaying or redeeming subordinated notes until certain covenant levels are met. As of September 30, 2007, $96.3 million of the $100.0 million credit facility was available to the Company. The revolving facility expires on April 30, 2008 and requires a commitment fee of 0.375% to 0.500% on the unused balance. The revolving facility permits the Company to borrow up to half its borrowings in specified foreign currencies. Interest is payable quarterly at either (i) the prime rate plus a margin of 0.25% to 1.25% or (ii) LIBOR plus a margin of 1.75% to 2.75%, depending upon the Company’s ratio of consolidated total debt to consolidated EBITDA, as defined. Interest on the swing line facility is payable monthly at the quoted overnight borrowing rate plus a margin of 1.75% to 2.75%, depending upon the Company’s ratio of consolidated total debt to consolidated EBITDA, as defined.
     On November 2, 2007, the Company entered into an asset-based credit facility, which permits borrowing up to a maximum level of $100.0 million. The available borrowing capacity on this credit facility is based on eligible current assets, as defined. The asset-based credit facility does not contain maintenance covenants; however, restrictions include limits on capital expenditures, operating leases and dividends. The asset-based credit facility expires on November 1, 2011, and requires a commitment fee of 0.25% on the unused balance. Interest is payable quarterly at either (i) the higher of the prime rate or the Federal Funds rate plus 0.50%, plus a margin of 0.00% to 0.25% or (ii) LIBOR plus a margin of 1.00% to 1.75%, depending upon the Company’s undrawn availability, as defined.
(7) Net Income Per Share
     Basic net income per share was computed by dividing net income by the weighted-average number of Common Shares outstanding for each respective period. Diluted net income per share was calculated by dividing net income by the weighted-average of all potentially dilutive Common Shares that were outstanding during the periods presented.
     Actual weighted-average shares outstanding used in calculating basic and diluted net income per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Basic weighted-average shares outstanding	23,213,240	22,880,325	23,105,561	22,833,392
Effect of dilutive securities	481,190	515,368	550,038	416,626

Diluted weighted-average shares outstanding	23,694,430	23,395,693	23,655,599	23,250,018

     For the three months ended September 30, 2007 and 2006, options to purchase 139,500 and 470,250 Common Shares at an average price of $15.56 and $13.46, respectively, were not included in the computation of diluted net income per share because their respective exercise prices were greater than the average market price of Common Shares and, therefore, their effect would have been anti-dilutive. Options not included in the computation of diluted net income per share to purchase 139,500 and 610,850 Common Shares at an average price of $15.56 and $12.18, respectively, were outstanding during the nine months ended September 30, 2007 and 2006, respectively.
     As of September 30, 2007, 499,950 performance-based restricted shares were outstanding. These shares were not included in the computation of diluted net income per share because not all vesting conditions were met. Approximately one tenth of these shares was associated with a plan that used highly optimistic earnings per share targets. At this time, we believe that meeting

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)
such thresholds is highly unlikely. The remainder may or may not become dilutive based on the Company’s ability to exceed future earnings thresholds or attain certain targets of total return to its shareholders measured against a peer group’s performance.
(8) Restructuring
     In January 2005, the Company announced restructuring initiatives related to the rationalization of certain manufacturing facilities in Europe and North America. This rationalization is part of the Company’s cost reduction initiatives. In connection with these initiatives, the Company recorded restructuring charges of $2 and $80 for the three months ended September 30, 2007 and 2006, respectively. Restructuring charges for the nine months ended September 30, 2007 and 2006 was $74 and $154, respectively. Restructuring expenses are included in the Company’s condensed consolidated statement of operations as a part of selling, general and administrative expense.
     The restructuring charges related to the Electronics reportable segment included the following:

		Asset-
	Severance	Related
	Costs	Charges	Total
Total expected restructuring charges	$966	$127	$1,093

Balance at December 31, 2004	$—	$—	$—

First quarter charge to expense	88	127	215
Second quarter charge to expense	9	—	9
Third quarter charge to expense	356	—	356
Fourth quarter charge to expense	70	—	70
Cash payments	(111)	—	(111)
Non-cash utilization	—	(127)	(127)

Balance at December 31, 2005	$412	$—	$412

First quarter charge to expense	176	—	176
Second quarter charge to expense	(370)	—	(370)
Third quarter charge to expense	127	—	127
Fourth quarter charge to expense	436	—	436
Cash payments	(343)	—	(343)

Balance at December 31, 2006	$438	$—	$438

First quarter charge to expense	41	—	41
Second quarter charge to expense	31	—	31
Third quarter charge to expense	2	—	2
Cash payments	(512)	—	(512)

Balance at September 30, 2007	$—	$—	$—

Remaining expected restructuring charge	$—	$—	$—

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)
     The restructuring charges related to the Control Devices reportable segment included the following:

		Asset-	Facility
	Severance	Related	Closure	Other Exit
	Costs	Charges	Costs	Costs	Total
Total expected restructuring charges	$3,665	$983	$1,137	$653	$6,438

Balance at March 31, 2004	$—	$—	$—	$—	$—

Second quarter charge to expense	—	205	—	—	205
Third quarter charge to expense	—	202	—	118	320
Fourth quarter charge to expense	1,068	207	—	287	1,562
Cash payments	(590)	—	—	(405)	(995)
Non-cash utilization	—	(614)	—	—	(614)

Balance at December 31, 2004	$478	$—	$—	$—	$478

First quarter charge to expense	1,698	206	—	7	1,911
Second quarter charge to expense	586	163	746	174	1,669
Third quarter charge to expense	214	—	218	35	467
Fourth quarter charge to expense	(57)	—	140	(18)	65
Cash payments	(2,722)	—	(140)	(198)	(3,060)
Non-cash utilization	—	(369)	—	—	(369)

Balance at December 31, 2005	$197	$—	$964	$—	$1,161

First quarter charge to expense	—	—	—	48	48
Second quarter charge to expense	204	—	14	2	220
Third quarter charge to expense	(48)	—	1	—	(47)
Fourth quarter charge to expense	—	—	18	—	18
Cash payments	(353)	—	(569)	(50)	(972)

Balance at December 31, 2006	$—	$—	$428	$—	$428

First quarter charge to expense	—	—	—	—	—
Second quarter charge to expense	—	—	—	—	—
Third quarter charge to expense	—	—	—	—	—
Cash payments	—	—	(428)	—	(428)

Balance at September 30, 2007	$—	$—	$—	$—	$—

Remaining expected restructuring charge	$—	$—	$—	$—	$—

     All restructuring charges, except for the asset-related charges, result in cash outflows. Asset-related charges primarily relate to accelerated depreciation and the write-down of property, plant and equipment, resulting from the closure or streamlining of certain facilities. Severance costs relate to a reduction in workforce. Facility closure costs primarily relate to asset relocation and lease termination costs. Other exit costs include miscellaneous expenditures associated with exiting business activities. As of September 30, 2007, these restructuring initiatives have been substantially completed.
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
     The following provides a reconciliation of changes in product warranty and recall liability for the nine months ended September 30, 2007 and 2006:

	2007	2006
Product warranty and recall at beginning of period	$5,825	$6,220
Accruals for products shipped during period	2,131	3,185
Changes in estimates of existing liabilities	1,197	525
Settlements made during the period (in cash or in kind)	(2,518)	(3,167)

Product warranty and recall at end of period	$6,635	$6,763

(10) Employee Benefit Plans
     The Company has a single defined benefit pension plan that covers certain employees in the United Kingdom and a postretirement benefit plan that covers certain employees in the U.S. The components of net periodic benefit cost under the plans are as follows:

	Defined Benefit Plan
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Service cost	$44	$34	$129	$98
Interest cost	523	308	1,544	893
Expected return on plan assets	(585)	(331)	(1,725)	(959)
Amortization of actuarial loss	114	79	335	228

Net periodic benefit cost	$96	$90	$283	$260

	Postretirement Benefit Plan
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Service cost	$3	$12	$10	$40
Interest cost	5	17	17	58
Settlement gain	—	(1,242)	—	(1,242)
Amortization of actuarial gain	(1)	—	(4)	—

Net periodic benefit cost	$7	$(1,213)	$23	$(1,144)

     The Company previously disclosed in its financial statements for the year ended December 31, 2006 that it expected to contribute $353 to its pension plan in 2007. Of this amount, contributions of $194 have been made to the pension plan as of September 30, 2007.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)
(11) Income Taxes
     The Company recognized a provision for income taxes of $381, or 12.7% of pre-tax income, and $866, or 16.4% of pre-tax income, for federal, state and foreign income taxes for the three months ended September 30, 2007 and 2006, respectively. The Company recognized a provision for income taxes of $2,234, or 18.0% of pre-tax income, and $4,857, or 27.1% of pre-tax income, for federal, state and foreign income taxes for the nine months ended September 30, 2007 and 2006, respectively. The decrease in the effective tax rate for the three months ended September 30, 2007 and 2006, respectively, was primarily attributable to the benefit of the federal research and development tax credit which had not been extended at September 30, 2006 and a benefit for a change in state tax law. The decrease in the effective tax rate for the nine months ended September 30, 2007 and 2006, respectively, was primarily attributable to the benefit of the federal research and development tax credit which had not been extended at September 30, 2006, a reduction in accrued income taxes, and a benefit for a change in state tax law.
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 as of the beginning of the 2007 calendar year. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.
     As of January 1, 2007, the Company provided a liability of $4,731, excluding interest and penalties, for unrecognized tax benefits related to various federal, state and foreign income tax matters. The liability for uncertain tax positions is classified as a non-current income tax liability unless it is expected to be paid within one year. The liability for unrecognized tax positions increased by $82 for the third quarter ended September 30, 2007 and decreased by $9 for the nine months ended September 30, 2007 resulting in a balance at September 30, 2007 of $4,722. Through a combination of anticipated state audit settlements and the expiration of certain statutes of limitation, the amount of unrecognized tax benefits could decrease by approximately $87-$152 within the next 12 months.
     If the Company’s tax positions are sustained by the taxing authorities in favor of the Company, approximately $4,515 would reduce the Company’s effective tax rate.
     Consistent with historical financial reporting, the Company has elected to classify interest expense and, if applicable, penalties which could be assessed related to unrecognized tax benefits as a component of income tax expense. For the nine months ended September 30, 2007 and 2006, the Company recognized approximately $6 and $(419) of gross interest and penalties, respectively. The Company has accrued approximately $828 and $821 for the payment of interest and penalties at September 30, 2007 and December 31, 2006, respectively.
     The Company conducts business globally and, as a result, the Company or a subsidiary of the Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. The following table summarizes the open tax years for each important jurisdiction:

Jurisdiction	Open Tax Years
U.S. Federal	2003-2006
France	2003-2006
Mexico	2001-2006
Spain	2002-2006
Sweden	2001-2006
United Kingdom	2002-2006

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
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “Fair Value Option”). Unrealized gains and losses on items for which the Fair Value Option has been elected are reported in earnings. The Fair Value Option is applied instrument by instrument (with certain exceptions), is irrevocable (unless a new election date occurs) and is applied only to an entire instrument. The effect of the first remeasurement to fair value is reported as a cumulative-effect adjustment to the opening balance of retained earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 with earlier application permitted, subject to certain conditions. The Company is currently evaluating the impact of adopting SFAS 159 on its consolidated financial statements and whether to adopt its provisions prior to the required effective date.
     In May 2007, the FASB issued FSP FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”). FSP FIN 48-1 provides guidance on determining whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

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
     The Company has two reportable segments: Electronics and Control Devices. During the third quarter of 2007, a European business unit in the Control Devices reportable segment experienced a change in future business prospects due to the loss of a significant customer contract. As a result, the Company announced that it would cease manufacturing at this business unit and transfer remaining production to a business unit in the Electronics reportable segment. In addition, management and oversight responsibilities for this business were realigned to the Electronics reportable segment. Because the Company changed the structure of its internal organization in a manner that caused the composition of its reportable segments to change, the corresponding information for prior periods has been reclassified to conform to the current year reportable segment presentation.
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
     A summary of financial information by reportable segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net Sales
Electronics	$103,021	$111,860	$321,497	$335,072
Inter-segment sales	3,806	3,422	13,139	11,073

Electronics net sales	106,827	115,282	334,636	346,145

Control Devices	69,793	60,491	220,147	202,412
Inter-segment sales	1,077	1,267	3,560	4,375

Control Devices net sales	70,870	61,758	223,707	206,787

Eliminations	(4,883)	(4,689)	(16,699)	(15,448)

Total consolidated net sales	$172,814	$172,351	$541,644	$537,484

Income Before Income Taxes
Electronics	$3,005	$7,764	$9,146	$22,160
Control Devices	2,714	479	13,601	10,032
Other corporate activities	2,827	2,715	6,348	2,913
Corporate interest expense	(5,540)	(5,686)	(16,671)	(17,185)

Total consolidated income before income taxes	$3,006	$5,272	$12,424	$17,920

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Depreciation and Amortization
Electronics	$3,400	$2,638	$10,164	$7,548
Control Devices	3,812	3,789	11,495	11,435
Corporate activities	96	157	270	345

Total consolidated depreciation and amortization(A)	$7,308	$6,584	$21,929	$19,328

Interest Expense (Income)
Electronics	$(69)	$25	$(96)	$282
Control Devices	(4)	(1)	(5)	(5)
Corporate activities	5,540	5,686	16,671	17,185

Total consolidated interest expense, net	$5,467	$5,710	$16,570	$17,462

Capital Expenditures
Electronics	$1,569	$3,880	$6,562	$10,489
Control Devices	1,641	2,454	7,051	8,946
Corporate activities	235	310	646	359

Total consolidated capital expenditures	$3,445	$6,644	$14,259	$19,794

	September 30,	December 31,
	2007	2006
Total Assets
Electronics	$205,874	$213,846
Control Devices	191,149	187,004
Corporate(B)	282,823	265,986
Eliminations	(156,693)	(165,029)

Total consolidated assets	$523,153	$501,807

(A)	These amounts represent depreciation and amortization on fixed and certain intangible assets.

(B)	Assets located at Corporate consist primarily of cash, deferred taxes and equity investments.
     The following table presents net sales and non-current assets for each of the geographic areas in which the Company operates:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net Sales
North America	$126,882	$130,941	$393,392	$415,356
Europe and other	45,932	41,410	148,252	122,128

Total consolidated net sales	$172,814	$172,351	$541,644	$537,484

	September 30,	December 31,
	2007	2006
Non-Current Assets
North America	$219,749	$215,429
Europe and other	25,018	32,346

Total consolidated non-current assets	$244,767	$247,775

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)
(14)	Investments
     PST Indústria Eletrônica da Amazônia Ltda.
     The Company has a 50% equity interest in PST Indústria Eletrônica da Amazônia Ltda. (“PST”), a Brazilian electronic components business that specializes in electronic vehicle security devices. The investment is accounted for under the equity method of accounting. The Company’s investment in PST was $31,636 and $21,616 at September 30, 2007 and December 31, 2006, respectively.
     Condensed financial information for PST is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues	$36,278	$24,598	$94,908	$66,612
Cost of sales	$16,704	$12,095	$44,210	$33,433

Total pre-tax income	$7,462	$4,381	$17,827	$12,206
The Company’s share of pre-tax income	$3,731	$2,191	$8,914	$6,103
     Equity in earnings of PST included in the condensed consolidated statements of operations was $3,401 and $1,750 for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, equity in earnings of PST was $7,557 and $4,576, respectively.
     Minda Instruments Ltd.
     At September 30, 2006, the Company had a 30% equity interest in Minda Instruments Ltd. (“Minda”), a company based in India that manufactures electronic instrumentation equipment for the transportation market. Since then, the Company has increased its ownership interest in Minda to 49%. The investment is accounted for under the equity method of accounting. The Company’s investment in Minda was $4,333 and $3,796 at September 30, 2007 and December 31, 2006, respectively. Equity in earnings of Minda included in the condensed consolidated statements of operations was $105 and $88, for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, equity in earnings of Minda was $367 and $228, respectively.
(15) Guarantor Financial Information
     The senior notes and the credit facility are fully and unconditionally guaranteed, jointly and severally, by each of the Company’s existing and future domestic wholly owned subsidiaries (Guarantor Subsidiaries). The Company’s non-U.S. subsidiaries do not guarantee the senior notes or the credit facility (Non-Guarantor Subsidiaries).
     Presented below are summarized consolidating financial statements of the Parent (which includes certain of the Company’s operating units), the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the Company on a condensed consolidated basis as of September 30, 2007 and December 31, 2006 and for each of the three and nine months ended September 30, 2007 and 2006.
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

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

	September 30, 2007
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$31,750	$56	$35,843	$—	$67,649
Accounts receivable, net	54,732	33,068	36,116	—	123,916
Inventories, net	25,404	13,617	18,570	—	57,591
Prepaid expenses and other	(284,742)	285,926	18,741	—	19,925
Deferred income taxes	2,932	4,978	1,395	—	9,305

Total current assets	(169,924)	337,645	110,665	—	278,386

Long-Term Assets:
Property, plant and equipment, net	57,051	26,055	19,272	—	102,378
Other Assets:
Goodwill	44,585	20,591	—	—	65,176
Investments and other, net	39,650	324	343	—	40,317
Deferred income taxes	39,741	(2,862)	17	—	36,896
Investment in subsidiaries	430,739	—	—	(430,739)	—

Total long-term assets	611,766	44,108	19,632	(430,739)	244,767

Total Assets	$441,842	$381,753	$130,297	$(430,739)	$523,153

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$22,357	$20,840	$22,556	$—	$65,753
Accrued expenses and other	21,361	8,571	24,017	—	53,949

Total current liabilities	43,718	29,411	46,573	—	119,702

Long-Term Liabilities:
Long-term debt	200,000	—	—	—	200,000
Deferred income taxes	—	—	2,030	—	2,030
Other liabilities	503	473	2,824	—	3,800

Total long-term liabilities	200,503	473	4,854	—	205,830

Shareholders’ Equity	197,621	351,869	78,870	(430,739)	197,621

Total Liabilities and Shareholders’ Equity	$441,842	$381,753	$130,297	$(430,739)	$523,153

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

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)
     Supplemental condensed consolidating financial statements (continued):

	For the Three Months Ended September 30, 2007
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Sales	$83,251	$50,588	$57,843	$(18,868)	$172,814

Costs and Expenses:
Cost of goods sold	69,451	40,369	43,342	(18,218)	134,944
Selling, general and administrative	13,597	7,417	12,043	(650)	32,407
(Gain) loss on sale of property, plant and equipment, net	231	—	(8)	—	223

Operating Income (Loss)	(28)	2,802	2,466	—	5,240

Interest expense (income), net	5,830	—	(363)	—	5,467
Other (income) loss, net	(3,696)	—	463	—	(3,233)
Equity earnings from subsidiaries	(4,285)	—	—	4,285	—

Income Before Income Taxes	2,123	2,802	2,366	(4,285)	3,006

Provision (benefit) for income taxes	(502)	4	879	—	381

Net Income	$2,625	$2,798	$1,487	$(4,285)	$2,625

	For the Three Months Ended September 30, 2006
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Sales	$86,662	$52,953	$54,496	$(21,760)	$172,351

Costs and Expenses:
Cost of goods sold	75,571	39,867	39,798	(21,063)	134,173
Selling, general and administrative	13,354	6,858	9,559	(697)	29,074
Loss on sale of property, plant and equipment, net	15	—	—	—	15

Operating Income (Loss)	(2,278)	6,228	5,139	—	9,089

Interest expense (income), net	5,896	—	(186)	—	5,710
Other (income) loss, net	(1,948)	—	55	—	(1,893)
Equity earnings from subsidiaries	(10,243)	—	—	10,243	—

Income Before Income Taxes	4,017	6,228	5,270	(10,243)	5,272

Provision (benefit) for income taxes	(389)	—	1,255	—	866

Net Income	$4,406	$6,228	$4,015	$(10,243)	$4,406

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)
     Supplemental condensed consolidating financial statements (continued):

	For the Nine Months Ended September 30, 2007
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Sales	$257,119	$157,187	$186,914	$(59,576)	$541,644

Costs and Expenses:
Cost of goods sold	217,081	123,231	139,251	(57,518)	422,045
Selling, general and administrative	40,719	23,090	37,458	(2,058)	99,209
Gain on sale of property, plant and equipment, net	(116)	(1,349)	—	—	(1,465)

Operating Income (Loss)	(565)	12,215	10,205	—	21,855

Interest expense (income), net	17,498	—	(928)	—	16,570
Other (income) loss, net	(7,594)	—	455	—	(7,139)
Equity earnings from subsidiaries	(20,819)	—	—	20,819	—

Income Before Income Taxes	10,350	12,215	10,678	(20,819)	12,424

Provision for income taxes	160	11	2,063	—	2,234

Net Income	$10,190	$12,204	$8,615	$(20,819)	$10,190

	For the Nine Months Ended September 30, 2006
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Sales	$267,904	$172,622	$162,051	$(65,093)	$537,484

Costs and Expenses:
Cost of goods sold	230,745	128,076	118,785	(62,987)	414,619
Selling, general and administrative	39,671	25,677	28,802	(2,106)	92,044
(Gain) loss on sale of property, plant and equipment, net	(1,457)	—	3	—	(1,454)

Operating Income (Loss)	(1,055)	18,869	14,461	—	32,275

Interest expense (income), net	17,665	—	(203)	—	17,462
Other (income) loss, net	(3,645)	—	538	—	(3,107)
Equity earnings from subsidiaries	(28,852)	—	—	28,852	—

Income Before Income Taxes	13,777	18,869	14,126	(28,852)	17,920

Provision for income taxes	714	19	4,124	—	4,857

Net Income	$13,063	$18,850	$10,002	$(28,852)	$13,063

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)
     Supplemental condensed consolidating financial statements (continued):

	For the Nine Months Ended September 30, 2007
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used for) operating activities	$8,237	$(1,561)	$1,533	$(300)	$7,909

INVESTING ACTIVITIES:
Capital expenditures	(7,772)	(3,038)	(3,449)	—	(14,259)
Proceeds from the sale of fixed assets	392	4,643	7	—	5,042
Business acquisitions and other	—	—	—	—	—

Net cash (used for) provided by investing activities	(7,380)	1,605	(3,442)	—	(9,217)

FINANCING ACTIVITIES:
Borrowings (repayments) of long-term debt	—	—	(300)	300	—
Share-based compensation activity, net	1,956	—	—	—	1,956
Other financing costs	—	—	—	—	—

Net cash provided by (used for) financing activities	1,956	—	(300)	300	1,956

Effect of exchange rate changes on cash and cash equivalents	—	—	1,119	—	1,119

Net change in cash and cash equivalents	2,813	44	(1,090)	—	1,767
Cash and cash equivalents at beginning of period	28,937	12	36,933	—	65,882

Cash and cash equivalents at end of period	$31,750	$56	$35,843	$—	$67,649

	For the Nine Months Ended September 30, 2006
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used for) operating activities	$(4,799)	$5,075	$33,353	$(11,019)	$22,610

INVESTING ACTIVITIES:
Capital expenditures	(9,273)	(4,840)	(5,681)	—	(19,794)
Proceeds from the sale of fixed assets	2,266	—	—	—	2,266
Business acquisitions and other	(110)	(50)	388	(896)	(668)

Net cash used for investing activities	(7,117)	(4,890)	(5,293)	(896)	(18,196)

FINANCING ACTIVITIES:
Borrowings (repayments) of long-term debt	1,556	—	(12,619)	11,019	(44)
Share-based compensation activity, net	47	—	—	—	47
Shareholder distributions	10,850	—	(10,850)	—	—
Other financing costs	7,544	(186)	(8,404)	896	(150)

Net cash provided by (used for) financing activities	19,997	(186)	(31,873)	11,915	(147)

Effect of exchange rate changes on cash and cash equivalents	—	—	1,679	—	1,679

Net change in cash and cash equivalents	8,081	(1)	(2,134)	—	5,946
Cash and cash equivalents at beginning of period	7,754	47	32,983	—	40,784

Cash and cash equivalents at end of period	$15,835	$46	$30,849	$—	$46,730

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)
(16) Subsequent Events
     PST Filing
     On October 23, 2007, the Company announced that its PST joint venture filed certain financial information with the Brazilian Securities Commission (Comissão de Valores Mobiliários). The Company currently holds a 50% equity interest in PST.
     Restructuring Initiatives
     On October 29, 2007, the Company announced restructuring initiatives to improve manufacturing efficiency and cost position by ceasing manufacturing operations at its Sarasota, Florida and Mitcheldean, England locations. The initiatives will begin in the fourth quarter of 2007 and the Company expects them to be substantially complete by December 31, 2008. The Company anticipates recognizing both total pre-tax costs and incurring cash expenditures of approximately $17.4 million or less associated with these restructuring initiatives. These expected restructuring related costs are comprised of one-time termination benefits of $5.2 million, contract termination costs of $1.0 million and other associated costs of $11.2 million. No impairment charges were incurred because assets will primarily be transferred to other locations for continued production, with some equipment depreciated on an accelerated basis over the remaining production period. Related 2007 fourth quarter expenses, primarily comprised of one-time termination benefits, are expected to result in pre-tax charges of $1.0 million. As part of these restructuring initiatives, the Company also intends to sell a facility.
     New Credit Agreement
     On November 2, 2007, the Company entered into an asset-based credit facility, which permits borrowing up to a maximum level of $100.0 million. The available borrowing capacity on this credit facility is based on eligible current assets, as defined. The asset-based credit facility does not contain maintenance covenants; however, restrictions include limits on capital expenditures, operating leases and dividends. The asset-based credit facility expires on November 1, 2011, and requires a commitment fee of 0.25% on the unused balance. Interest is payable quarterly at either (i) the higher of the prime rate or the Federal Funds rate plus 0.50%, plus a margin of 0.00% to 0.25% or (ii) LIBOR plus a margin of 1.00% to 1.75%, depending upon the Company’s undrawn availability, as defined.

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
     We recognized net income for the third quarter ended September 30, 2007 of $2.6 million, or $0.11 per diluted share, compared with net income of $4.4 million, or $0.19 per diluted share, for the third quarter of 2006.
     We recognized net income for the nine-month period ended September 30, 2007 of $10.2 million, or $0.43 per diluted share, compared with net income of $13.1 million, or $0.56 per diluted share, for the comparable period of 2006.
     Our third quarter 2007 revenue was unfavorably affected by the substantial decline in North American medium- and heavy-duty truck production and a decline in North American light vehicle production. Medium- and heavy-duty truck production in the third quarter continued to be unfavorably impacted by the new diesel emissions regulations that were implemented on January 1, 2007 in the U.S. The decline in revenue from North American medium- and heavy-duty truck and light vehicle production was offset by increased European commercial vehicle production and new program launches in both North America and Europe.
     Our third quarter 2007 operating income was $5.2 million compared with $9.1 million in the previous year. Our results were unfavorably affected by increased depreciation expense and direct material costs as well as operational inefficiencies related to new product launches and supply chain management. In addition, the Company’s selling, general and administrative (“SG&A”) expenses increased in the areas of design and development and selling and marketing. Our SG&A expense increase resulted from additional spending in sales and marketing support for a new product launch, higher design and development expenses and increased systems implementation costs, and a $1.2 million one-time gain in the third quarter of 2006 related to the settlement of the life insurance benefits portion of a postretirement plan. Partially offsetting these variances was higher earnings from our PST Indústria Eletrônica da Amazônia Ltda (“PST”) joint venture in Brazil, which continued to perform well during the quarter, resulting in equity earnings of $3.4 million compared to $1.8 million in the previous year.
     Our 2007 results continue to be unfavorably affected by a significant decline in medium- and heavy-duty truck production as the U.S. adopted more stringent diesel emissions regulations beginning in 2007. We currently expect this decline to continue for the remainder of the year. We expect our overall sales decline will be less than the industry production decline as our second instrument panel award and stable demand outside of the U.S. partially offsets reduced medium- and heavy-duty truck production.
     We announced restructuring initiatives on October 29, 2007 to improve the Company’s manufacturing efficiency and cost position by ceasing manufacturing operations at its Sarasota, Florida and Mitcheldean, England locations. We will begin these initiatives in the fourth quarter of 2007 and expect to be substantially complete by December 31, 2008. The Company anticipates recognizing both total pre-tax costs and incurring cash expenditures of approximately $17.4 million or less associated with these restructuring initiatives. These expected restructuring related costs are comprised of one-time termination benefits of $5.2 million, contract termination costs of $1.0 million and other associated costs of $11.2 million. No impairment charges were incurred because assets will primarily be transferred to other locations for continued production, with some equipment depreciated on an accelerated basis over the remaining production period. Related 2007 fourth quarter expenses, primarily comprised of one-time termination benefits, are expected to result in pre-tax charges of $1.0 million. As part of these restructuring initiatives, we also intend to sell a facility.
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
     During the third quarter of 2007, a European business unit in the Control Devices reportable segment experienced a change in future business prospects due to the loss of a significant customer contract. As a result, the Company announced that it would cease manufacturing at this business unit and transfer remaining production to a business unit in the Electronics reportable segment. Because the Company changed the structure of its internal organization in a manner that caused the composition of its reportable segments to change, the corresponding information for prior periods has been reclassified to conform to the current year reportable segment presentation.
     Beginning in 2005, we changed from a calendar year-end to a 52-53 week fiscal year-end. Until October 30, 2006, our fiscal quarters were comprised of 13-week periods. On October 30, 2006, we changed back to a calendar (December 31) fiscal year-end; therefore, the 2006 fiscal year ended on December 31, 2006. Our fiscal quarters are now comprised of 3-month periods. Throughout this document, “three months” and “nine months” will be used to reference the 3- and 9-month periods of 2007 and the comparable 13- and 39-week periods of 2006.
Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
     Net Sales. Net sales for our reportable segments, excluding inter-segment sales, for the three months ended September 30, 2007 and 2006 are summarized in the following table (in thousands):

	Three Months Ended
	September 30,		September 30,		$ Increase /	% Increase /
	2007		2006		(Decrease)	(Decrease)
Electronics	$103,021	59.6%	$111,860	64.9%	$(8,839)	(7.9)%
Control Devices	69,793	40.4	60,491	35.1	9,302	15.4%

Total net sales	$172,814	100.0%	$172,351	100.0%	$463	0.3%

     The decrease in net sales for our Electronics segment was primarily due to a substantial decline in medium- and heavy-duty truck production in North America. Offsetting the unfavorable North American production were increased production volume in our European commercial vehicle operations, favorable foreign currency exchange rates and new program revenues in our European operations. Favorable foreign currency exchange rates contributed $3.2 million to sales in the third quarter compared with the prior year. We continue to expect our North American commercial vehicle business to be unfavorably affected by the new 2007 diesel emissions regulations through the first half of 2008.
     The increase in net sales for our Control Devices segment was primarily attributable to new product launches in our temperature and speed sensor businesses. The increase was partially offset by production volume reductions at our major customers.

     Net sales by geographic location for the three months ended September 30, 2007 and 2006 are summarized in the following table (in thousands):

	Three Months Ended
	September 30,		September 30,		$ Increase /	% Increase /
	2007		2006		(Decrease)	(Decrease)
North America	$126,882	73.4%	$130,941	76.0%	$(4,059)	(3.1)%
Europe and other	45,932	26.6	41,410	24.0	4,522	10.9%

Total net sales	$172,814	100.0%	$172,351	100.0%	$463	0.3%

     The decrease in North American sales was primarily attributable to lower sales to our commercial vehicle customers as a result of the new U.S. diesel emission regulations and lower production volume from our North American light vehicle customers. The decrease was partially offset by new program launches of temperature and speed sensor products. Our increase in sales outside of North America for the quarter was primarily due to increased production volume, new product revenues and favorable foreign currency exchange rates. The favorable effect of foreign currency exchange rates affected net sales outside North America by $3.2 million in the third quarter of 2007 compared with the prior year.
     Condensed consolidated statements of operations as a percentage of net sales for the three months ended September 30, 2007 and 2006 are presented in the following table (in thousands):

	Three Months Ended
	September 30,		September 30,		$ Increase /
	2007		2006		(Decrease)
Net Sales	$172,814	100.0%	$172,351	100.0%	$463
Costs and Expenses:
Cost of goods sold	134,944	78.1	134,173	77.8	771
Selling, general and administrative	32,407	18.8	29,074	16.9	3,333
Loss on sale of property, plant & equipment, net	223	0.1	15	0.0	208

Operating Income	5,240	3.0	9,089	5.3	(3,849)
Interest expense, net	5,467	3.2	5,710	3.3	(243)
Equity in earnings of investees	(3,506)	(2.0)	(1,838)	(1.1)	(1,668)
Other (income) expense, net	273	0.2	(55)	—	328

Income Before Income Taxes	3,006	1.6	5,272	3.1	(2,266)
Provision for income taxes	381	0.2	866	0.5	(485)

Net Income	$2,625	1.4%	$4,406	2.6%	$(1,781)

     Cost of Goods Sold. The increase in cost of goods sold as a percentage of sales was due to unfavorable material costs, operational inefficiencies related to new product launches and higher depreciation expense. These higher costs were partially offset by favorable gains from our commodity and foreign exchange hedging activities and ongoing procurement initiatives.
     Selling, General and Administrative Expenses. Product development expenses included in SG&A were $10.5 million and $9.3 million for the third quarters ended September 30, 2007 and 2006, respectively. The increase related to development spending in the areas of tachographs and instrumentation. In the future, the Company intends to reallocate its resources to focus on the design and development of new products rather than primarily focusing on sustaining existing product programs.
     The increase in SG&A expenses, excluding product development expenses, for the third quarter 2007 compared with the third quarter of 2006 was primarily attributable to the $1.2 million one-time gain in the third quarter of 2006 related to the settlement of the life insurance benefits portion of a postretirement plan.

     Equity in Earnings of Investees. The increase in equity earnings of investees was predominately attributable to the increase in equity earnings recognized from our PST joint venture. The increase primarily reflects higher volume for PST’s security product lines.
     Income Before Income Taxes. Income before income taxes is summarized in the following table by reportable segment (in thousands).

	Three Months Ended
	September 30,	September 30,	$ Increase /	% Increase /
	2007	2006	(Decrease)	(Decrease)
Electronics	$3,005	$7,764	$(4,759)	(61.3)%
Control Devices	2,714	479	2,235	466.6%
Other corporate activities	2,827	2,715	112	4.1%
Corporate interest expense	(5,540)	(5,686)	146	2.6%

Income before income taxes	$3,006	$5,272	$(2,266)	(43.0)%

     The decrease in income before income taxes in the Electronics segment was related to reduced volume and increased SG&A expenses. The increased SG&A expenses were predominantly due to increased development spending in the areas of tachographs and instrumentation and higher selling and marketing costs associated with new product introductions.
     The increase in income before income taxes in the Control Devices reportable segment was primarily due to increased volume resulting from new product launches. These factors were partially offset by operating inefficiencies related to a new product launch and additional China start-up expenses.
     The increase in income before income taxes from other corporate activities was primarily due to an increase of $1.6 million in equity earnings from our PST joint venture and a reduction in foreign exchange losses recorded in the previous year.
     Income before income taxes by geographic location for the three months ended September 30, 2007 and 2006 is summarized in the following table (in thousands):

	Three Months Ended
	September 30,		September 30,		$ Increase /	% Increase /
	2007		2006		(Decrease)	(Decrease)
North America	$1,842	61.3%	$669	12.7%	$1,173	175.3%
Europe and other	1,164	38.7	4,603	87.3	(3,439)	(74.7)%

Income before income taxes	$3,006	100.0%	$5,272	100.0%	$(2,266)	(43.0)%

     The increase in our profitability in North America was primarily attributable to increased revenue from new temperature and speed sensor product launches. The increase was offset by unfavorable variances related to new product launches, lower North American light and commercial vehicle production and unfavorable product mix. The decrease in our profitability outside North America was primarily due to increased SG&A expenses related to increased development spending in the areas of tachographs and instrumentation and higher selling and marketing costs associated with new product introductions.
     Provision for Income Taxes. We recognized a provision for income taxes of $0.4 million, or 12.7% of pre-tax income, and $0.9 million, or 16.4% of the pre-tax income, for federal, state and foreign income taxes for the third quarters ended September 30, 2007 and 2006, respectively. The decrease in the effective tax rate for the three months ended September 30, 2007 and 2006, respectively, was primarily attributable to the benefit of the federal research and development tax credit which had not been extended at September 30, 2006 and a benefit for a change in state tax law.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
     Net Sales. Net sales for our reportable segments, excluding inter-segment sales, for the nine months ended September 30, 2007 and 2006 are summarized in the following table (in thousands):

	Nine Months Ended
	September 30,		September 30,		$ Increase /	% Increase /
	2007		2006		(Decrease)	(Decrease)
Electronics	$321,497	59.4%	$335,072	62.3%	$(13,575)	(4.1)%
Control Devices	220,147	40.6	202,412	37.7	17,735	8.8%

Total net sales	$541,644	100.0%	$537,484	100.0%	$4,160	0.8%

     The decrease in net sales for our Electronics segment was primarily due to a substantial decline in medium- and heavy-duty truck production in North America. As referenced above, medium- and heavy-duty truck production in 2007 was unfavorably impacted by the new 2007 diesel emissions regulations that were implemented on January 1, 2007 in the U.S. Offsetting the unfavorable North American production were increased production volume in our European commercial vehicle operations, favorable foreign currency exchange rates and new business wins in our European operations. Favorable foreign currency exchange rates contributed $12.0 million to sales in the first nine months compared with the prior year. We continue to expect our North American commercial vehicle business to be unfavorably affected by the new 2007 diesel emissions regulations through the first half of 2008.
     The increase in net sales for our Control Devices segment was primarily attributable to new product launches in our temperature and speed sensor businesses. The increase was partially offset by substantial production volume reductions at our major customers.
     Net sales by geographic location for the nine months ended September 30, 2007 and September, 2006 are summarized in the following table (in thousands):

	Nine Months Ended
	September 30,		September 30,		$ Increase /	% Increase /
	2007		2006		(Decrease)	(Decrease)
North America	$393,392	72.6%	$415,356	77.3%	$(21,964)	(5.3)%
Europe and other	148,252	27.4	122,128	22.7	26,124	21.4%

Total net sales	$541,644	100.0%	$537,484	100.0%	$4,160	0.8%

     The decrease in North American sales was primarily attributable to lower sales to our commercial vehicle customers as a result of the new U.S. diesel emission regulations and lower production volume from our North American light vehicle customers. The decrease was partially offset by new program launches of temperature and speed sensor products. Our increase in sales outside of North America for the first nine months of 2007 was primarily due to new product revenues, increased commercial vehicle production and favorable foreign currency exchange rates. The favorable effect of foreign currency exchange rates affected net sales outside North America by $12.0 million for the first nine months of 2007 compared with the prior year.

     Condensed consolidated statements of operations as a percentage of net sales for the nine months ended September 30, 2007 and 2006 are presented in the following table (in thousands):

	Nine Months Ended
	September 30,		September 30,		$ Increase /
	2007		2006		(Decrease)
Net Sales	$541,644	100.0%	$537,484	100.0%	$4,160

Costs and Expenses:
Cost of goods sold	422,045	77.9	414,619	77.1	7,426
Selling, general and administrative	99,209	18.3	92,044	17.1	7,165
Gain on sale of property, plant & equipment, net	(1,465)	(0.2)	(1,454)	(0.3)	(11)

Operating Income	21,855	4.0	32,275	6.1	(10,420)

Interest expense, net	16,570	3.1	17,462	3.2	(892)
Equity in earnings of investees	(7,924)	(1.5)	(4,804)	(0.9)	(3,120)
Other expense, net	785	0.1	1,697	0.3	(912)

Income Before Income Taxes	12,424	2.3	17,920	3.5	(5,496)

Provision for income taxes	2,234	0.4	4,857	0.9	(2,623)

Net Income	$10,190	1.8%	$13,063	2.6%	$(2,873)

     Cost of Goods Sold. The increase in cost of goods sold as a percentage of sales was due to unfavorable material costs, operational inefficiencies related to new product launches and higher depreciation expense. These costs were partially offset by favorable gains from our commodity and foreign exchange hedging activities and ongoing procurement initiatives.
     Selling, General and Administrative Expenses. Product development expenses included in SG&A were $32.3 million and $29.9 million for the nine months ended September 30, 2007 and 2006, respectively. The increase related to development spending in the areas of tachographs and instrumentation. Mitigating the overall increase in spending were reductions in development costs at lower productivity locations. In the future, the Company intends to reallocate its resources to focus on the design and development of new products rather than primarily focusing on sustaining existing product programs.
     The increase in SG&A expenses, excluding product development expenses, in 2007 compared with 2006 was primarily attributable to the increase in our selling and marketing activity to support new products in Europe, the increase in systems implementation expenses related to a new information system in Europe, and a $1.2 million one-time gain in the third quarter of 2006 related to the settlement of the life insurance benefits portion of a postretirement plan.
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

     Income Before Income Taxes. Income before income taxes is summarized in the following table by reportable segment (in thousands).

	Nine Months Ended
	September 30,	September 30,	$ Increase /	% Increase /
	2007	2006	(Decrease)	(Decrease)
Electronics	$9,146	$22,160	$(13,014)	(58.7)%
Control Devices	13,601	10,032	3,569	35.6%
Other corporate activities	6,348	2,913	3,435	117.9%
Corporate interest expense	(16,671)	(17,185)	514	3.0%

Income before income taxes	$12,424	$17,920	$(5,496)	(30.7)%

     The decrease in income before income taxes in the Electronics segment was related to reduced volume and increased SG&A expenses. The increased SG&A expenses were predominantly due to increased development spending in the areas of tachographs and instrumentation and higher selling and marketing costs associated with new product introductions.
     The increase in income before income taxes in the Control Devices reportable segment was primarily due to increased volume resulting from new product launches. These factors were offset by operating inefficiencies related to a new product launch and additional China start-up expenses.
     The increase in income before income taxes from other corporate activities was primarily due to a reduction in foreign exchange losses recorded in the previous year and an increase in equity earnings from our PST joint venture of $3.0 million.
     Income before income taxes by geographic location for the nine months ended September 30, 2007 and 2006 is summarized in the following table (in thousands):

	Nine Months Ended
	September 30,		September 30,		$ Increase /	% Increase /
	2007		2006		(Decrease)	(Decrease)

North America	$5,667	45.6%	$6,006	33.5%	$(339)	(5.6)%
Europe and other	6,757	54.4	11,914	66.5	(5,157)	(43.3)%

Income before income taxes	$12,424	100.0%	$17,920	100.0%	$(5,496)	(30.7)%

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
     Provision for Income Taxes. We recognized a provision for income taxes of $2.2 million, or 18.0% of pre-tax income, and $4.9 million, or 27.1% of the pre-tax income, for federal, state and foreign income taxes for the nine months ended September 30, 2007 and 2006, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2007 and 2006, respectively, was primarily attributable to the benefit of the federal research and development tax credit which had not been extended at September 30, 2006, a reduction in accrued income taxes, and a benefit for a change in state tax law.

Liquidity and Capital Resources
     Summary of Cash Flows (in thousands):

	Nine Months Ended
	September 30,	September 30,	$ Increase /
	2007	2006	(Decrease)
Cash provided by (used for):
Operating activities	$7,909	$22,610	$(14,701)
Investing activities	(9,217)	(18,196)	8,979
Financing activities	1,956	(147)	2,103
Effect of exchange rate changes on cash and cash equivalents	1,119	1,679	(560)

Net change in cash and cash equivalents	$1,767	$5,946	$(4,179)

     The decrease in net cash provided by operating activities was primarily due to lower earnings and a larger investment in working capital. Specifically, cash used to finance movements in working capital asset and liability accounts was a use of funds in the current period of $16.4 million versus a use of funds of $7.4 million in the prior year.
     The decrease in net cash used for investing activities reflects an increase in cash received from the sale of fixed assets in 2007 and decreases in cash used for capital projects and business investment.
     The increase in net cash provided by financing activities was due to cash received from the exercise of share options during 2007 and the payment of fees associated with amending our credit agreement during the first quarter of 2006.
     Future capital expenditures are expected to be consistent with recent levels and future organic growth is expected to be funded through cash flows from operations. As part of this, we will continue to evaluate the sale of non-strategic assets. In October 2007, we sold our corporate aircraft as part of this program, resulting in proceeds of $7.1 million. Also in October 2007, we announced restructuring initiatives to improve the Company’s manufacturing efficiency and cost position by ceasing manufacturing operations at its Sarasota, Florida and Mitcheldean, England locations. We anticipate recognizing both total pre-tax costs and incurring cash expenditures of approximately $17.4 million or less associated with these restructuring initiatives. Related 2007 fourth quarter expenses, primarily comprised of one-time termination benefits, are expected to result in pre-tax charges of $1.0 million. As part of these restructuring initiatives, we also intend to sell a facility.
     Management will continue to focus on reducing its weighted average cost of capital and believes that cash flows from operations and the availability of funds from our credit facilities will provide sufficient liquidity to meet our future growth and operating needs. As outlined in Note 6 to our condensed consolidated financial statements, on November 2, 2007, we completed our new asset-based credit facility. This facility will provide us with lower borrowing rates and eliminates our financial maintenance covenants. We have also structured this facility to allow us the flexibility to refinance our outstanding debt.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
     From time to time, we are exposed to certain market risks, primarily resulting from the effects of changes in interest rates. At September 30, 2007, however, all of our debt was fixed rate debt. At this time, we do not intend to use financial instruments to manage this risk.
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
     In December 2006, we entered into fixed price swap contracts for 480 metric tonnes of copper. In January 2007, we entered into an additional fixed price swap contract for 420 metric tonnes of copper. The purpose of these contracts is to reduce our price risk as it relates to copper prices.
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
     As discussed in Note 3 to our condensed consolidated financial statements, we have entered into foreign currency forward contracts related to our Mexican peso, Swedish krona and British pound exposures. The contracts related to the Swedish krona have expired as of July 2, 2007. The existing foreign currency forward contracts at September 30, 2007 and 2006 had a notional value of $18.7 and $15.0 million, respectively. The estimated net fair value of these contracts at September 30, 2007 and 2006, per quoted market sources, was approximately $0.2 and $(0.3) million, respectively.
     We do not expect the effects of this risk to be material in the future based on the current operating and economic conditions in the countries in which we operate. A hypothetical pre-tax gain or loss in fair value from a 10.0% favorable or adverse change in quoted foreign currencies would not significantly affect our results of operations, financial position or cash flows.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     As of September 30, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (CEO) and chief financial officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007.
Changes in Internal Control Over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

STONERIDGE, INC.
Date: November 9, 2007	/s/ John C. Corey
John C. Corey
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 9, 2007	/s/ George E. Strickler
George E. Strickler Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.