Form 10-Q/A
period 2007-09-30
STONERIDGE INC
filed 2007-12-21
CIK 1043337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1

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

STONERIDGE, INC.
FORM 10-Q/A
INTRODUCTORY NOTE
This Amendment No. 1 to the quarterly report on Form 10-Q is being filed to amend Stoneridge, Inc.’s quarterly report on Form 10-Q for the quarter ended September 30, 2007, which was originally filed with the Securities and Exchange Commission on November 9, 2007, to file an exhibit of a material agreement entered into during the quarter ended September 30, 2007.

PART II—OTHER INFORMATION
Item 6.   Exhibits.
     Reference is made to the “Index to Exhibits” below.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONERIDGE, INC.
Date: December 21, 2007	/s/ John C. Corey
John C. Corey
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: December 21, 2007	/s/ George E. Strickler
George E. Strickler
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit

10.1	Amended and Restated Change in Control Agreement, filed herewith.

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.