Form 10-K
period 2007-12-31
STONERIDGE INC
filed 2008-03-17
CIK 1043337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
☑ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                       ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes     ☑ No

As of June 30, 2007, the aggregate market value of the registrant’s Common Shares, without par value, held by non-affiliates of the registrant was approximately $174.5 million. The closing price of the Common Shares on June 29, 2007 as reported on the New York Stock Exchange was $12.34 per share. As of June 30, 2007, the number of Common Shares outstanding was 24,223,817.

The number of Common Shares, without par value, outstanding as of February 22, 2008 was 24,207,708.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2008, into Part III, Items 10, 11, 12, 13 and 14.

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

Products

We conduct our business in two reportable segments: Electronics and Control Devices. Under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company’s operating segments are aggregated based on sharing similar economic characteristics. Other aggregation factors include the nature of products offered and management and oversight responsibilities. The core products of the Electronics reportable segment include vehicle electrical power and distribution systems and electronic instrumentation and information display products. The core products of the Control Devices reportable segment include electronic and electrical switch products, control actuation devices and sensors. We design and manufacture the following vehicle parts:

Electronics.  The Electronics reportable segment produces electronic instrument clusters, electronic control units, driver information systems and electrical distribution systems, primarily wiring harnesses and connectors for electrical power and signal distribution. These products collect, store and display vehicle information such as speed, pressure, maintenance data, trip information, operator performance, temperature, distance traveled and driver messages related to vehicle performance. In addition, power distribution systems regulate, coordinate and direct the operation of the entire electrical system within a vehicle compartment. These products use state-of-the-art hardware, software and multiplexing technology and are sold principally to the medium- and heavy-duty truck, agricultural and off-highway vehicle markets.

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

The following table presents net sales by reportable segment, as a percentage of total net sales:

	For the Fiscal Years Ended
	December 31,
	2007	2006	2005

Electronics	61%	62%	57%
Control Devices	39	38	43

Total	100%	100%	100%

For further information related to our reportable segments and financial information about geographic areas, see Note 13, “Segment Reporting,” to the consolidated financial statements included in this report.

Production Materials

The principal production materials used in the manufacturing process for both reportable segments include: copper wire, zinc, cable, resins, plastics, printed circuit boards and certain electrical components such as microprocessors, memories, resistors, capacitors, fuses, relays and connectors. We purchase such materials pursuant to both annual contract and spot purchasing methods. Such materials are readily available from multiple sources, but we generally establish collaborative relationships with a qualified supplier for each of our key production materials in order to lower costs and enhance service and quality. Any change in the supply of, or price for, these raw materials could materially affect our results of operations and financial condition.

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

Industry Cyclicality and Seasonality

The markets for products in both of our reportable segments have historically been cyclical. Because these products are used principally in the production of vehicles for the automotive, medium- and heavy-duty truck, agricultural and off-highway vehicle markets, sales, and therefore results of operations, are significantly dependent on the general state of the economy and other factors, like the impact of environmental regulations on our customers, which affect these markets. A decline in automotive, medium- and heavy-duty truck, agricultural and off-highway vehicle production of our principal customers could adversely impact the Company. Approximately 40%, 38% and 43% of our net sales in 2007, 2006 and 2005, respectively, were made to the automotive market. Approximately 60%, 62% and 57% of our net sales in 2007, 2006 and 2005, respectively, were derived from the medium- and heavy-duty truck, agricultural and off-highway vehicle markets.

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

The following table presents the Company’s principal customers, as a percentage of net sales:

	For the Fiscal Years Ended
	December 31,
	2007	2006	2005

Navistar International	20%	25%	22%
Ford Motor Company	8	6	7
Deere & Company	7	6	6
MAN AG	6	6	2
General Motors	6	5	5
Chrysler LLC	5	5	9
Other	48	47	49

Total	100%	100%	100%

Backlog

Our products are produced from readily available materials and have a relatively short manufacturing cycle; therefore our products are not on backlog status. Each of our production facilities maintains its own inventories and production schedules. Production capacity is adequate to handle current requirements and can be expanded to handle increased growth if needed.

Competition

Markets for our products in both reportable segments are highly competitive. The principal methods of competition are technological innovation, price, quality, service and timely delivery. We compete for new business both at the beginning of the development of new models and upon the redesign of existing models. New model development generally begins two to five years before the marketing of such models to the public. Once a supplier has been selected to provide parts for a new program, an OEM customer will usually continue to purchase those parts from the selected supplier for the life of the program, although not necessarily for any model redesigns.

Our diversity in products creates a wide range of competitors, which vary depending on both market and geographic location. We compete based on strong customer relations and a fast and flexible organization that develops technically effective solutions at or below target price. We compete against the following primary competitors:

Electronics.  Our primary competitors include Continental AG/Siemens VDO, AFL Automotive, Yazaki, Delphi, and Leoni.

Control Devices.  Our primary competitors include TRW, Methode, Sensata, Denso, Delphi, Bosch, Continental AG/Siemens VDO, Aisin, and Alps.

Product Development

Our research and development efforts are largely product development oriented and consist primarily of applying known technologies to customer generated problems and situations. We work closely with our customers to creatively solve problems using innovative approaches. The majority of our development expenses are related to customer-sponsored programs where we are involved in designing custom-engineered solutions for specific applications or for next generation technology. To further our vehicles platform penetration, we have also developed collaborative relationships with the design and engineering departments of key customers. These collaborative efforts have resulted in the development of new and complimentary products and the enhancement of existing products.

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

We have invested, and will continue to invest in technology to develop new products for our customers. Research and development costs incurred in connection with the development of new products and manufacturing methods, to the extent not recoverable from the customer, are charged to selling, general and administrative expenses, as incurred. Such costs amounted to approximately $44.2 million, $40.8 million and $39.2 million for 2007, 2006 and 2005, respectively, or 6.1%, 5.8% and 5.8% of net sales for these periods.

We will continue shifting our investment spending toward the design and development of new products rather than focusing on sustaining existing product programs for specific customers. This shift is essential to the future growth of the Company. However, the typical product development process takes three to five years to show tangible results. As part of our effort to shift our investment spending, we reviewed our current product portfolio and adjusted our spending to either accelerate or eliminate our investment in these products, based on our position in the market and the potential of the market and product.

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

Employees

As of December 31, 2007, we had approximately 5,600 employees, approximately 1,300 of whom were salaried and the balance of whom were paid on an hourly basis. Except for certain employees located in Mexico, Sweden, and the United Kingdom, our employees are not represented by a union. Our unionized workers are not covered by collective bargaining agreements. We believe that relations with our employees are good.

Joint Ventures

We form joint ventures in order to achieve several strategic objectives including gaining access to new markets, exchanging technology and intellectual capital, broadening our customer base and expanding our product offerings. Specifically we have formed joint ventures in Brazil, PST Eletrônica S.A. (“PST”), and India, Minda Stoneridge Instruments Ltd. (“Minda”), and continue to explore similar business opportunities in other global markets. We have a 50% interest in PST and a 49% interest in Minda. We entered into our PST joint venture in October 1997 and our Minda joint venture in August 2004. Each of these investments is accounted for using the equity method of accounting.

Our joint ventures have contributed positively to our financial results in 2007, 2006 and 2005. Equity earnings by joint venture for the fiscal years ended December 31, 2007, 2006 and 2005 are summarized in the following table (in thousands):

	For the Fiscal Years Ended December 31,
	2007	2006	2005

PST	$10,351	$6,771	$3,976
Minda	542	354	76

Total equity earnings of investees	$10,893	$7,125	$4,052

In Brazil, our PST joint venture, which is an electronic system provider focused on security and convenience applications primarily for the vehicle and motorcycle industry, generated net sales of $133.1 million, $94.1 million and $70.8 million in 2007, 2006 and 2005, respectively. We also received dividend payments of $5.6 million, $3.7 million and $2.2 million from PST in 2007, 2006 and 2005, respectively. During 2006, we increased our ownership in Minda, which produces electronics and instrumentation products for the motorcycle and commercial vehicle markets in India, from 20% to 49% for $2.6 million in cash.

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

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company.

ITEM 1A.	RISK FACTORS.

Our business is cyclical and seasonal in nature and downturns in the automotive, medium- and heavy-duty truck, agricultural and off-road vehicle markets could reduce the sales and profitability of our business.

The demand for our products is largely dependent on the domestic and foreign production of automobiles, medium- and heavy-duty trucks, agricultural and off-road vehicles. The markets for our products have historically been cyclical, because new vehicle demand is dependent on, among other things, consumer spending and is tied closely to the overall strength of the economy. Because our products are used principally in the production of vehicles for the automotive, medium- and heavy-duty truck, agricultural and off-road vehicle markets, our sales, and therefore our results of operations, are significantly dependent on the general state of the economy and other factors which affect these markets. A decline in automotive, medium- and heavy-duty truck, agricultural and off-highway vehicle production could adversely impact our results of operations and financial condition. In 2007, approximately 40% of our net sales were made to the automotive market and approximately 60% were derived from the medium- and heavy-duty truck, agricultural and off-highway vehicle markets. Seasonality experienced by the automotive industry also impacts our operations. We typically experience decreased sales during the third quarter of each year due to the impact of scheduled OEM customer plant shutdowns in July for vacations and new model changeovers. The fourth quarter is also impacted by plant shutdowns for the holidays.

Our business is very competitive and increased competition could reduce our sales.

Markets for our products are highly competitive and the Company can offer no assurance that we can maintain our product pricing levels with our customers. We compete based on technological innovation, price, quality, service and timely delivery. Many of our competitors are more diversified and have greater financial and other resources than we do. We cannot assure you that our business will not be adversely affected by competition or that we will be able to maintain our profitability if the competitive environment changes.

The prices that we can charge some of our customers are predetermined and we bear the risk of costs in excess of our estimates.

Our supply agreements with some of our customers require us to provide our products at predetermined prices. In some cases, these prices decline over the course of the contract and may require us to meet certain productivity and cost reduction targets. In addition, our customers may require us to share productivity savings in excess of our cost reduction targets. The costs that we incur in fulfilling these contracts may vary substantially from our initial estimates. Unanticipated cost increases or the inability to meet certain cost reduction targets may occur as a result of several factors, including increases in the costs of labor, components or materials. In some cases, we are permitted to pass on to our customers the cost increases associated with specific materials. Cost overruns that we cannot pass on to our customers could adversely affect our business, results of operations and financial condition.

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

Our strategic initiatives may be unsuccessful, may take longer than anticipated, or may result in unanticipated costs.

Our future strategic initiatives include restructuring activities. We announced restructuring initiatives in fiscal year 2007. There is no assurance that the total costs and total cash costs associated with the restructuring initiatives will not exceed our estimates, or that we will be able to achieve the intended benefits of these restructurings activities.

The loss or insolvency of any of our major customers would adversely affect our future results.

We are dependent on a small number of principal customers for a significant percentage of our net sales. In 2007, Navistar International, Ford Motor Company, Deere & Company, MAN AG, General Motors and Chrysler LLC accounted for 20%, 8%, 7%, 6%, 6%, and 5% of our net sales, respectively. The loss of any significant portion of our sales to these customers or any other customers would have a material adverse impact on our results of operations and financial condition. The contracts we have entered into with many of our customers provide for supplying the customers’ requirements for a particular model, rather than for manufacturing a specific quantity of products. Such contracts range from one year to the life of the model, which is generally three to seven years. These contracts are subject to renegotiation, which may affect product pricing and generally may be terminated by our customers at any time. Therefore, the loss of a contract for a major model or a significant decrease in demand for certain key models or group of related models sold by any of our major customers could have a material adverse impact on our results of operations and financial condition by reducing cash flows and our ability to spread costs over a larger revenue base. We also compete to supply products for successor models and are subject to the risk that the customer will not select us to produce products on any such model, which could have a material adverse impact on our results of operations and financial condition. In addition, we have significant receivable balances related to these customers and other major customers that would be at risk in the event of their bankruptcy.

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

Our products are subject to changing technology, which could place us at a competitive disadvantage relative to alternative products introduced by competitors. Our success will depend on our ability to continue to meet customers’ changing specifications with respect to quality, service, price, timely delivery and technological innovation by implementing and sustaining competitive technological advances. Our business may, therefore, require significant ongoing and recurring additional capital expenditures and investment in research and development and manufacturing and management information systems. We cannot assure you that we will be able to achieve the technological advances or introduce new products that may be necessary to remain competitive. Our inability to continuously improve existing products and to develop new products and to achieve technological advances could have a material adverse effect on our results of operations and financial condition.

We may experience increased costs associated with labor unions that could adversely affect our financial performance and results of operations.

As of December 31, 2007, we had approximately 5,600 employees, approximately 1,300 of whom were salaried and the balance of whom were paid on an hourly basis. Certain employees located in Mexico, Sweden, and the United Kingdom are represented by a union but not collective bargaining agreements. We cannot assure you that our employees will not be covered by collective bargaining agreements in the future or that any of our facilities will not experience a work stoppage or other labor disruption. Any prolonged labor disruption involving our employees, employees of our customers, a large percentage of which are covered by collective bargaining agreements, or employees of our suppliers could have a material adverse impact on our results of operations and financial condition by disrupting our ability to manufacture our products or the demand for our products.

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

We are subject to the risk of exposure to product liability claims in the event that the failure of any of our products results in personal injury or death and we cannot assure you that we will not experience material product liability losses in the future. In addition, if any of our products prove to be defective, we may be required to participate in government-imposed or OEM- instituted recalls involving such products. We maintain insurance against such product liability claims, but we cannot assure you that such coverage will be adequate for liabilities ultimately incurred or that it will continue to be available on terms acceptable to us. A successful claim brought against us that exceeds available insurance coverage or a requirement to participate in any product recall could have a material adverse effect on our results of operations and financial condition.

We are subject to risks related to our international operations.

Approximately 28.1% of our net sales in 2007 were derived from our European and other international operations, and European and other international non-current assets accounted for approximately 9.7% of our non-current assets as of December 31, 2007. International sales and operations are subject to significant risks, including, among others:

•	political and economic instability;
•	restrictive trade policies;
•	economic conditions in local markets;
•	currency exchange controls;
•	labor unrest;
•	difficulty in obtaining distribution support and potentially adverse tax consequences; and
•	the imposition of product tariffs and the burden of complying with a wide variety of international and U.S. export laws.

Additionally, to the extent any portion of our net sales and expenses are denominated in currencies other than the U.S. dollar, changes in exchange rates could have a material adverse effect on our results of operations and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

The Company and our joint ventures currently own or lease 20 manufacturing facilities, which together contain approximately 1.5 million square feet of manufacturing space. Of these manufacturing facilities, 11 are used by our Electronics reportable segment, 6 are used by our Control Devices reportable segment and 3 are owned by our joint venture companies. The following table provides information regarding our facilities:

	Owned/		Square
Location	Leased	Use	Footage

Electronics
Portland, Indiana	Owned	Manufacturing	182,000
Juarez, Mexico	Owned	Manufacturing/Division Office	178,000
Chihuahua, Mexico	Owned	Manufacturing	135,569
El Paso, Texas	Leased	Warehouse	93,000
Orebro, Sweden	Leased	Manufacturing	77,472
Mitcheldean, England	Leased	Manufacturing	74,790
Monclova, Mexico	Leased	Manufacturing	68,436
Chihuahua, Mexico	Leased	Manufacturing	49,805
Stockholm, Sweden	Leased	Engineering Office/Division Office	37,714
Dundee, Scotland	Leased	Manufacturing	32,753
Tallinn, Estonia	Leased	Manufacturing	28,352
Warren, Ohio	Leased	Engineering Office/Division Office	24,570
Tallinn, Estonia	Leased	Manufacturing/Warehouse	21,635
Chihuahua, Mexico	Leased	Manufacturing	10,000
Bayonne, France	Leased	Sales Office	8,267
Madrid, Spain	Leased	Sales Office/Warehouse	1,560
Rome, Italy	Leased	Sales Office	1,216
Stuttgart, Germany	Leased	Sales Office/Engineering Office	1,000

Control Devices
Lexington, Ohio	Owned	Manufacturing/Division Office	152,742
Canton, Massachusetts	Owned	Manufacturing/Division Office	132,560
Sarasota, Florida	Owned	Manufacturing	115,000
Canton, Massachusetts	Leased	Manufacturing	58,077
Suzhou, China	Leased	Manufacturing	24,412
Lexington, Ohio	Owned	Manufacturing	10,120
Sarasota, Florida	Owned	Warehouse	7,500
Lexington, Ohio	Leased	Warehouse	5,000

Corporate
Novi, Michigan	Leased	Sales Office/Engineering Office	9,400
Warren, Ohio	Owned	Headquarters	7,500
Shanghai, China	Leased	Sales Office	270
Seoul, South Korea	Leased	Sales Office	107

Joint Ventures
Pune, India	Owned	Manufacturing/Engineering Office/Sales Office	76,000
Manaus, Brazil	Owned	Manufacturing	73,550
São Paulo, Brazil	Owned	Manufacturing/Engineering Office/Sales Office	41,323
Buenos Aires, Argentina	Leased	Sales Office	3,551

ITEM 3.	LEGAL PROCEEDINGS.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

Executive Officers of the Company

Each executive officer of the Company is appointed by the Board of Directors, serves at its pleasure and holds office until a successor is appointed, or until the earlier of death, resignation or removal. The Board of Directors generally appoints executive officers annually. The executive officers of the Company are as follows:

Name	Age	Position

John C. Corey	60	President, Chief Executive Officer and Director
George E. Strickler	60	Executive Vice President, Chief Financial Officer and Treasurer
Thomas A. Beaver	54	Vice President of Global Sales and Systems Engineering
Mark J. Tervalon	41	Vice President of the Company and President of the Stoneridge Electronics Division

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

Thomas A. Beaver, Vice President of Global Sales and Systems Engineering.  Mr. Beaver has served as Vice President of Global Sales and Systems Engineering of the Company since January of 2005. Prior to this time, Mr. Beaver served as Vice President of Stoneridge Sales and Marketing from January 2000 to January 2005.

Mark J. Tervalon, Vice President of the Company and President of the Stoneridge Electronics Division.  Mr. Tervalon has served as President of the Stoneridge Electronics Division and Vice President of the Company since August of 2006. Prior to that, Mr. Tervalon served as Vice President and General Manager of the Electronic Products Division from May 2002 to December 2003 when he became Vice President and General Manager of the Stoneridge Electronics Group.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our shares are listed on the New York Stock Exchange (“NYSE”) under the symbol “SRI.” As of February 22, 2008, we had 24,207,708 Common Shares without par value, issued and outstanding, which were owned by approximately 300 registered holders, including Common Shares held in the names of brokers and banks (so-called “street name” holdings) who are record holders with approximately 2,000 beneficial owners.

The Company has not historically paid or declared dividends, which are restricted under both the senior notes and the asset-based credit facility, on our Common Shares. We may only pay cash dividends in the future if immediately prior to and immediately after the payment is made no event of default shall have occurred and outstanding indebtedness under our asset-based credit facility is not greater than or equal to $20.0 million before and after the payment of the dividend. We currently intend to retain earnings for acquisitions, working capital, capital expenditures, general corporate purposes and reduction in outstanding indebtedness. Accordingly, we do not expect to pay cash dividends in the foreseeable future.

High and low sales prices (as reported on the NYSE composite tape) for our Common Shares for each quarter ended during 2007 and 2006 are as follows:

	Quarter Ended	High	Low

2007	March 31	$12.17	$8.25
	June 30	$13.53	$10.29
	September 30	$13.76	$9.15
	December 31	$10.98	$8.00
2006	April 1	$7.11	$4.95
	July 1	$8.45	$5.60
	September 30	$9.89	$7.05
	December 31	$8.32	$6.71

The Company did not repurchase any Common Shares in 2007 or 2006.

Set forth below is a line graph comparing the cumulative total return of a hypothetical investment in our Common Shares with the cumulative total return of hypothetical investments in the Hemscott Group — Industry Group 333 (Automotive Parts) Index and the NYSE Market Index based on the respective market price of each investment at December 31, 2002, 2003, 2004, 2005, 2006 and 2007 assuming in each case an initial investment of $100 on December 31, 2002, and reinvestment of dividends.

	2002	2003	2004	2005	2006	2007

Stoneridge, Inc.	100.00	126.47	127.14	55.63	68.82	67.56
Hemscott Group—Industry Group 333 Index	100.00	147.67	151.99	135.13	152.24	163.56
NYSE Market Index	100.00	129.55	146.29	158.37	185.55	195.46

For information on “Related Stockholder Matters” required by Item 201(d) of Regulation S-K, refer to Item 12 of this report.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table sets forth selected historical financial data and should be read in conjunction with the consolidated financial statements and notes related thereto and other financial information included elsewhere herein. In 2007, the Company changed the structure of its internal organization in a manner that caused the composition of its reportable segments to change; and therefore, the corresponding information for prior periods has been reclassified to conform to the current year reportable segment presentation. The selected historical data was derived from our consolidated financial statements.

	For the Fiscal Years Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)

Statement of Operations Data:
Net sales:
Electronics	$458,672	$456,932	$401,663	$403,322	$324,905
Control Devices	289,979	271,943	291,434	299,408	299,791
Eliminations	(21,531)	(20,176)	(21,513)	(20,935)	(18,031)

Consolidated	$727,120	$708,699	$671,584	$681,795	$606,665

Gross profit	$167,723	$158,906	$148,588	$174,987	$156,030
Operating income (loss)(A)	$34,799	$35,063	$23,303	$(125,570)	$58,370
Income (loss) before income taxes and cumulative effect of accounting change(A)
Electronics	$20,692	$20,882	$(216)	$27,562	$15,578
Control Devices	15,825	13,987	19,429	(147,960)	46,227
Other corporate activities	8,676	6,392	8,217	(4,477)	(3,644)
Corporate interest	(21,969)	(21,622)	(22,994)	(24,281)	(27,141)

Consolidated	$23,224	$19,639	$4,436	$(149,156)	$31,020

Net income (loss)(A)	$16,671	$14,513	$933	$(92,503)	$21,379

Basic net income (loss) per share(A)	$0.72	$0.63	$0.04	$(4.09)	$0.95

Diluted net income (loss) per share(A)	$0.71	$0.63	$0.04	$(4.09)	$0.94

Other Data:
Product development expenses	$44,203	$40,840	$39,193	$36,145	$28,714
Capital expenditures	18,141	25,895	28,934	23,917	26,382
Depreciation and amortization(B)	28,503	26,180	26,157	24,802	22,188
Balance Sheet Data (at period end):
Working capital	$184,788	$135,915	$116,689	$123,317	$72,832
Total assets	527,769	501,807	463,038	473,001	573,001
Long-term debt, less current portion	200,000	200,000	200,000	200,052	200,245
Shareholders’ equity	206,189	178,622	153,991	155,605	243,406

(A)	Our 2004 operating loss, loss before income taxes and cumulative effect of accounting change, net loss, and related basic and diluted loss per share amounts include a non-cash, pre-tax goodwill impairment loss of $183,450, which was recorded in the fourth quarter of 2004.

(B)	These amounts represent depreciation and amortization on fixed and finite-lived intangible assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The following Management Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Stoneridge, Inc. (the “Company”). This MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements.

We are an independent designer and manufacturer of highly engineered electrical and electronic components, modules and systems for the automotive, medium- and heavy-duty truck, agricultural and off-highway vehicle markets.

For the year ended December 31, 2007, net sales were $727.1 million, an increase of $18.4 million compared with $708.7 million for the year ended December 31, 2006.

Our net income for the year ended December 31, 2007 was $16.7 million, or $0.71 per diluted share, compared with net income of $14.5 million, or $0.63 per diluted share, for 2006.

Our increase in net sales was predominantly attributable to increased European commercial vehicle production, new program launches in both North America and Europe and favorable foreign currency exchange rates. The increase was partially offset by the substantial decline in North American medium- and heavy-duty truck production and a decline in North American light vehicle production. Medium- and heavy-duty truck production was unfavorably impacted by the new diesel emissions regulations that were implemented on January 1, 2007 in the U.S.

Our 2007 profitability was positively affected by new program sales during the year, especially in the third and fourth quarters. During 2007, our sensor business launched over $26.0 million in new business revenue and our aftermarket business in Europe grew by approximately $9.0 million in revenue as we continued to penetrate new geographic markets and expand our product offerings. We received new business to supply electronic products to a military vehicle program, which is expected to continue through the first half of 2008. We were also able to partially offset direct material cost increases through hedging transactions for copper and fixed-price supplier agreements for zinc. In addition, we received cash and recorded gains from the divestiture of non-strategic assets, which included two idle facilities and the Company’s airplane in 2007.

Our increase in profitability was partially offset by increased depreciation expense and direct material costs as well as operational inefficiencies related to new product launches and supply chain management. In addition, the Company’s selling, general and administrative (“SG&A”) expenses increased due to additional spending in sales and marketing support for a new product launch, higher design and development expenses, increased systems implementation costs and a $1.2 million one-time gain related to the settlement of the life insurance benefits portion of a postretirement plan in 2006.

Also affecting our profitability were restructuring initiatives that began in the fourth quarter of 2007 to improve the Company’s manufacturing efficiency and cost position by ceasing manufacturing operations at our Sarasota, Florida and Mitcheldean, England locations. Related 2007 expenses, primarily comprised of one-time termination benefits, were approximately $1.0 million. We anticipate incurring total pre-tax charges of approximately $9.0 million to $13.0 million in 2008 for the restructuring, net of an expected gain from a future Sarasota facility sale. We expect these initiatives to be substantially completed in 2008 and are expecting projected benefits to be in the range of $8.0 million to $12.0 million in 2009 and beyond.

Also in 2007, our PST Eletrônica S.A. (“PST”) joint venture in Brazil, which is an electronic system provider focused on security and convenience applications primarily for the vehicle and motorcycle industry, continued to perform well, resulting in equity earnings of $10.4 million compared to $6.8 million in the previous year. We also received dividend payments from PST of $5.6 million and $3.7 million in 2007 and 2006, respectively. On October 23, 2007, we announced that our PST joint venture filed certain financial information with the Brazilian Securities Commission (Comissão de Valores Mobiliários). We currently hold a 50% equity interest in PST.

Outlook

We expect 2008 production levels in the North American automotive and commercial vehicle markets to be slightly lower than 2007 and the European commercial vehicle market to be comparable to 2007. We also expect that our 2008 sales will be favorably affected by new program sales.

We expect that the U.S. diesel emissions regulations adopted in 2007 will continue to negatively impact medium- and heavy-duty truck production in the U.S. and our financial results through the first half of 2008. For our Electronics reportable segment, we anticipate that new program sales and stable demand outside of the U.S. will offset the continued downturn in the U.S. medium- and heavy-duty truck production.

We expect our 2008 automotive related sales to be stagnant or slightly decline compared to 2007 levels. For our Control Devices reportable segment, we expect continued growth in our emissions sensing and other new products; however, these increases will be offset by customer-demanded price reductions and forecasted lower market-share for our traditional North American automotive original equipment manufacturers.

Significant factors inherent to our markets that could affect our results for 2008 include general economic conditions and the financial stability of our customers and suppliers as well as our ability to successfully execute our planned restructuring, productivity and cost reduction initiatives. We are undertaking these initiatives to mitigate commodity price increases and customer-demanded price reductions. Our management team is focused on improving operational efficiency while adapting to the needs of our customers. Our results for 2008 also depend on conditions in the automotive and commercial vehicle markets, which are generally dependent on domestic and international economies.

We continue our transition to low-cost manufacturing locations. Initially, this initiative will result in restructuring costs stemming from facility closures and production relocations. However, the longer-term effects of such an initiative will enable us to reduce our operating costs and increase global sourcing capacity to our customers.

Results of Operations

We are primarily organized by markets served and products produced. Under this organizational structure, our operations have been aggregated into two reportable segments: Electronics and Control Devices. The Electronics reportable segment, formerly known as the Vehicle Management & Power Distribution reportable segment, includes results of operations that design and manufacture electronic instrument clusters, electronic control units, driver information systems and electrical distribution systems, primarily wiring harnesses and connectors for electrical power and signal distribution. The Control Devices reportable segment includes results from our operations that design and manufacture electronic and electromechanical switches, control actuation devices and sensors.

During the third quarter of 2007, a European operating segment in the Control Devices reportable segment experienced a change in future business prospects due to the loss of a significant customer contract. As a result, the Company announced that it would cease manufacturing at this location and transfer remaining production to an operating segment in the Electronics reportable segment. In addition, management and oversight responsibilities for this business were realigned to the Electronics reportable segment. Because the Company changed the structure of its internal organization in a manner that caused the composition of its reportable segments to change, the corresponding information for prior periods has been reclassified to conform to the current year reportable segment presentation.

Beginning in 2005, we changed from a calendar year-end to a 52-53 week fiscal year-end. Since then, our fiscal quarters were comprised of 13-week periods. On October 30, 2006, we changed back to a calendar (December 31) fiscal year end, and therefore the 2007 and 2006 fiscal years ended on December 31, 2007 and December 31, 2006, respectively. Our fiscal quarters are now comprised of three month periods.

Fiscal Year Ended December 31, 2007 Compared To Fiscal Year Ended December 31, 2006

Net Sales.  Net sales for our reportable segments, excluding inter-segment sales, for the fiscal years ended December 31, 2007 and 2006 are summarized in the following table (in thousands):

	For the Fiscal Years Ended December 31,				$ Increase/	% Increase/
	2007		2006		(Decrease)	(Decrease)

Electronics	$441,717	60.7%	$442,427	62.4%	$(710)	(0.2)%
Control Devices	285,403	39.3	266,272	37.6	19,131	7.2%

Total net sales	$727,120	100.0%	$708,699	100.0%	$18,421	2.6%

The decrease in net sales for our Electronics segment was primarily due to a substantial decline in medium- and heavy-duty truck production in North America. As referenced above, medium- and heavy-duty truck production in 2007 was unfavorably impacted by the new 2007 diesel emissions regulations that were implemented on January 1, 2007 in the U.S. Offsetting the unfavorable impact of the new diesel emissions standards were new program revenues in North America and Europe, increased production volume in our European commercial vehicle operations and favorable foreign currency exchange rates. Favorable foreign currency exchange rates contributed $18.6 million to net sales for the fiscal year ended December 31, 2007.

The increase in net sales for our Control Devices segment was primarily attributable to new product launches in our temperature and speed sensor businesses. The increase was partially offset by production volume reductions at our major customers.

Net sales by geographic location for the fiscal years ended December 31, 2007 and 2006 are summarized in the following table (in thousands):

	For the Fiscal Years Ended December 31,				$ Increase/	% Increase/
	2007		2006		(Decrease)	(Decrease)

North America	$522,730	71.9%	$541,479	76.4%	$(18,749)	(3.5)%
Europe and other	204,390	28.1	167,220	23.6	37,170	22.2%

Total net sales	$727,120	100.0%	$708,699	100.0%	$18,421	2.6%

The decrease in North American sales was primarily attributable to lower sales to our commercial vehicle customers as a result of lower demand because of the new 2007 U.S. diesel emission regulations and lower production volume from our North American light vehicle customers. The decrease was partially offset by sales related to new program launches of sensor products and new electronic products supplied for the production of military vehicles. Our increase in sales outside of North America for the year was primarily due to increased production volume, new product revenues and favorable foreign currency exchange rates. The favorable effect of foreign currency exchange rates affected net sales outside North America by $18.6 million for the fiscal year ended December 31, 2007.

Consolidated statements of operations as a percentage of net sales for the fiscal years ended December 31, 2007 and 2006 are presented in the following table (in thousands):

	For the Fiscal Years Ended December 31,				$ Increase/
	2007		2006		(Decrease)

Net Sales	$727,120	100.0%	$708,699	100.0%	$18,421
Costs and Expenses:
Cost of goods sold	559,397	76.9	549,793	77.6	9,604
Selling, general and administrative	133,708	18.4	124,538	17.6	9,170
Gain on sale of property, plant & equipment, net	(1,710)	(0.2)	(1,303)	(0.2)	(407)
Restructuring charges	926	0.1	608	0.1	318

Operating Income	34,799	4.8	35,063	4.9	(264)

Interest expense, net	21,759	3.0	21,744	3.1	15
Equity in earnings of investees	(10,893)	(1.5)	(7,125)	(1.0)	(3,768)
Other loss, net	709	0.1	805	0.1	(96)

Income Before Income Taxes	23,224	3.2	19,639	2.7	3,585
Provision for income taxes	6,553	0.9	5,126	0.7	1,427

Net Income	$16,671	2.3%	$14,513	2.0%	$2,158

Cost of Goods Sold.  The decrease in cost of goods sold as a percentage of sales was due to increased sales volume from new business awards, ongoing procurement initiatives and favorable product mix. The decrease was partially offset by unfavorable material costs, operational inefficiencies related to new product launches and higher depreciation expense.

Selling, General and Administrative Expenses.  Product development expenses included in SG&A were $44.2 million and $40.8 million for the fiscal years ended December 31, 2007 and 2006, respectively. The increase related to development spending in the areas of tachographs and instrumentation. In the future, the Company intends to reallocate its resources to focus on the design and development of new products rather than primarily focusing on sustaining existing product programs.

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

Restructuring Charges.  The increase in restructuring charges was primarily the result of one-time termination benefits related to the restructuring initiatives announced in 2007 to improve manufacturing efficiency and cost position by ceasing manufacturing operations at our Sarasota, Florida and Mitcheldean, England locations. No fixed-asset impairment charges were incurred because assets are primarily being transferred to our other locations for continued production. We expect these initiatives to be substantially completed in 2008.

Restructuring charges recorded by reportable segment during the year ended December 31, 2007 were as follows (in thousands):

	For the Fiscal Year Ended
	December 31, 2007
			Total
			Consolidated
			Restructuring
	Electronics	Control Devices	Charges

Severance costs	$542	$357	$899
Other costs	—	27	27

Total restructuring charges	$542	$384	$926

Also included in severance costs for the Electronics reporting segment in 2007 was $0.1 million of expense related to the rationalization of certain manufacturing facilities in Europe and North America announced in 2005. These restructuring initiatives were completed in 2007.

Restructuring charges recorded by reportable segment during the year ended December 31, 2006 were as follows (in thousands):

	For the Fiscal Year Ended
	December 31, 2006
			Total
			Consolidated
			Restructuring
	Electronics	Control Devices	Charges

Severance costs	$369	$156	$525
Other costs	—	83	83

Total restructuring charges	$369	$239	$608

Severance costs related to a reduction in workforce. Other associated costs include miscellaneous expenditures associated with exiting business activities.

Gain on Sale of Property, Plant and Equipment, net.  The increase was primarily attributable to a gain on the sale of two closed facilities during 2007 exceeding the gain on the sale of land during the first quarter of 2006.

Equity in Earnings of Investees.  The increase was predominately attributable to the increase in equity earnings recognized from our PST joint venture. The increase primarily reflects higher volume for PST’s security product lines.

Income Before Income Taxes.  Income before income taxes is summarized in the following table by reportable segment (in thousands):

	For the Fiscal Years
	Ended December 31,		$ Increase/
	2007	2006	(Decrease)

Electronics	$20,692	$20,882	$(190)
Control Devices	15,825	13,987	1,838
Other corporate activities	8,676	6,392	2,284
Corporate interest expense	(21,969)	(21,622)	(347)

Income before income taxes	$23,224	$19,639	$3,585

The decrease in income before income taxes in the Electronics segment was related to reduced volume and increased SG&A expenses. The increased SG&A expenses were predominantly due to increased development spending in the areas of tachographs and instrumentation and higher selling and marketing costs associated with new product introductions.

The increase in income before income taxes in the Control Devices reportable segment was primarily due to increased sales volume and new product launches. These factors were offset by operating inefficiencies related to a new product launch.

The increase in income before income taxes from other corporate activities was primarily due to a reduction in foreign exchange losses recorded in the previous year and an increase in equity earnings from our PST joint venture of $3.6 million.

Income before income taxes by geographic location for the fiscal years ended December 31, 2007 and 2006 are summarized in the following table (in thousands):

	For the Fiscal Years Ended December 31,				$ Increase/	% Increase/
	2007		2006		(Decrease)	(Decrease)

North America	$12,405	53.4%	$10,847	55.2%	$1,558	14.4%
Europe and other	10,819	46.6	8,792	44.8	2,027	23.1%

Income before income taxes	$23,224	100.0%	$19,639	100.0%	$3,585	18.3%

The increase in our profitability in North America was primarily attributable to increased revenue from new sensor product launches and new electronic products supplied for the production of military vehicles, which is expected to continue through the first half of 2008. The increase was primarily offset by unfavorable variances related to a new product launch, lower North American automotive and commercial vehicle production and contractual price reductions with our customers. The increase in our profitability outside North America was primarily due to increased European commercial vehicle production and revenue from new program launches. The increase was offset by higher SG&A related to increased development spending in the areas of tachographs and instrumentation and higher selling and marketing costs associated with new product introductions.

Provision for Income Taxes.  We recognized a provision for income taxes of $6.6 million, or 28.2% of pre-tax income, and $5.1 million, or 26.1% of the pre-tax income, for federal, state and foreign income taxes for the years ended December 31, 2007 and 2006, respectively. The increase in the effective tax rate was primarily attributable to the increase in higher taxed domestic earnings and the increase over the prior year of the valuation allowance recorded against deferred tax assets in the United Kingdom. These increases were partially offset by a deferred tax benefit related to a change in state tax law.

Fiscal Year Ended December 31, 2006 Compared To Fiscal Year Ended December 31, 2005

Net Sales.  Net sales for our reportable segments, excluding inter-segment sales, for the fiscal years ended December 31, 2006 and 2005 are summarized in the following table (in thousands):

	For the Fiscal Years Ended December 31,				$ Increase/	% Increase/
	2006		2005		(Decrease)	(Decrease)

Electronics	$442,427	62.4%	$384,943	57.3%	$57,484	14.9%
Control Devices	266,272	37.6	286,641	42.7	(20,369)	(7.1)%

Total net sales	$708,699	100.0%	$671,584	100.0%	$37,115	5.5%

The increase in net sales for our Electronics segment was primarily due to increased sales to our commercial vehicle customers because North American demand was strong during the year. The most significant factor behind the increase in demand was related to the 2007 implementation of more stringent diesel emissions standards in the U.S. Overall commercial vehicle demand increased in 2006 in anticipation of the 2007 emission changes. In addition to the North American volume increase, our revenues also increased as a result of new product sales in Europe and a $1.6 million impact from foreign currency exchange rates for the year. Net sales for our Control Devices segment declined as a result of lower production volumes at the traditional domestic automakers and product price reductions. These declines were partially offset by new product sales in our European operations.

Net sales by geographic location for the fiscal years ended December 31, 2006 and 2005 are summarized in the following table (in thousands):

	For the Fiscal Years Ended December 31,				$ Increase/	% Increase/
	2006		2005		(Decrease)	(Decrease)

North America	$541,479	76.4%	$532,523	79.3%	$8,956	1.7%
Europe and other	167,220	23.6	139,061	20.7	28,159	20.2%

Total net sales	$708,699	100.0%	$671,584	100.0%	$37,115	5.5%

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

Consolidated statements of operations as a percentage of net sales for the fiscal years ended December 31, 2006 and 2005 are presented in the following table (in thousands):

	For the Fiscal Years Ended December 31,				$ Increase/
	2006		2005		(Decrease)

Net Sales	$708,699	100.0%	$671,584	100.0%	$37,115
Costs and Expenses:
Cost of goods sold	549,793	77.6	522,996	77.9	26,797
Selling, general and administrative	124,302	17.5	116,836	17.4	7,466
Provision for doubtful accounts	236	0.0	3,711	0.6	(3,475)
Gain on sale of property, plant and equipment, net	(1,303)	(0.2)	(360)	(0.1)	(943)
Restructuring charges	608	0.1	5,098	0.7	(4,490)

Operating Income	35,063	5.0	23,303	3.5	11,760

Interest expense, net	21,744	3.1	23,872	3.6	(2,128)
Equity in earnings of investees	(7,125)	(1.0)	(4,052)	(0.6)	(3,073)
Other (income) loss, net	805	0.1	(953)	(0.1)	1,758

Income Before Income Taxes	19,639	2.8	4,436	0.6	15,203
Provision for income taxes	5,126	0.7	3,503	0.5	1,623

Net Income	$14,513	2.1%	$933	0.1%	$13,580

Cost of Goods Sold.  This decrease in cost of goods sold as a percentage of sales was predominately due to operational improvements and increased sales volume. Offsetting these factors were unfavorable material price variances resulting from raw material price increases and product price reductions.

Selling, General and Administrative Expenses.  The increase in non-product development SG&A expenses in 2006 compared with 2005 was primarily attributable to the increase in sales and infrastructure costs related to a new product launch and costs related to a consulting agreement for a former employee. These increases were partially offset by a $1.2 million one-time gain related to the settlement of the life insurance benefits portion of a postretirement benefit plan. During 2005, our SG&A costs benefited from non-recurring legal and commercial settlements. Product development expenses included in SG&A were $40.8 million and $39.2 million for the fiscal years ended December 31, 2006 and 2005, respectively.

Provision for Doubtful Accounts.  The decrease in the provision for doubtful accounts was primarily a function of bad debt charges associated with customer bankruptcies in 2005 exceeding the bad debt charges associated with customer bankruptcies in 2006.

Restructuring Charges.  In January 2005, we announced that we would undertake restructuring efforts related to the rationalization of certain manufacturing facilities in Europe and North America. The restructuring was a result of our cost reduction initiatives. The decrease in restructuring charges was a result of the substantial completion of our previously announced restructuring initiatives.

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

Income Before Income Taxes.  Income before income taxes is summarized in the following table by reportable segment for the fiscal years ended December 31, 2006 and 2005 (in thousands):

	For the Fiscal Years
	Ended December 31,		$ Increase/
	2006	2005	(Decrease)

Electronics	$20,882	$(216)	$21,098
Control Devices	13,987	19,429	(5,442)
Other corporate activities	6,392	8,217	(1,825)
Corporate interest expense	(21,622)	(22,994)	1,372

Income before income taxes	$19,639	$4,436	$15,203

The increase in income before income taxes at the Electronics reportable segment was primarily the result of increased sales volume, a reduction in bad debt expense, and operational improvements at our United Kingdom operation. Offsetting these gains were unfavorable raw material purchase price variances and product price reductions.

The decrease in income before income taxes at the Control Devices reportable segment was primarily the result of ongoing product price reductions and increased raw material costs. These factors were partially offset by a reduction in restructuring and bad debt expenses.

Income before income taxes by geographic location for the fiscal years ended December 31, 2006 and 2005 is summarized in the following table (in thousands):

	For the Fiscal Years Ended December 31,				$ Increase/	% Increase/
	2006		2005		(Decrease)	(Decrease)

North America	$10,847	55.2%	$7,208	162.5%	$3,639	50.5%
Europe and other	8,792	44.8	(2,772)	(62.5)	11,564	417.2%

Income before income taxes	$19,639	100.0%	$4,436	100.0%	$15,203	342.7%

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

Provision for Income Taxes.  We recognized a provision for income taxes of $5.1 million, or 26.1% of pre-tax income, and $3.5 million, or 79.0% of the pre-tax income, for federal, state and foreign income taxes for the years ended December 31, 2006 and 2005, respectively. The decrease in the effective tax rate was primarily attributable to an increase in pre-tax earnings and a corresponding reduction in the amount of additional valuation allowance needed that resulted from the improved performance of our United Kingdom operations.

Liquidity and Capital Resources

Summary of Cash Flows (in thousands):

	For the Fiscal Years
	Ended December 31,		$ Increase/
	2007	2006	(Decrease)

Cash provided by (used for):
Operating activities	$33,525	$46,540	$(13,015)
Investing activities	(5,826)	(24,609)	18,783
Financing activities	900	107	793
Effect of exchange rate changes on cash and cash equivalents	1,443	3,060	(1,617)

Net change in cash and cash equivalents	$30,042	$25,098	$4,944

The decrease in net cash provided by operating activities was primarily due to a larger investment in working capital. Specifically, cash used to finance movements in working capital asset and liability accounts was a use of funds in the current year of $15.6 million versus an increase of funds of $6.7 million in the prior year. Higher working capital requirements in 2007 were driven by our restructuring initiatives and increased sales in the fourth quarter of 2007 to customers with contractually longer payment terms.

The decrease in net cash used by investing activities was attributable to the $12.3 million in proceeds from the divestiture of non-strategic assets, which included two idle facilities and the Company airplane in 2007. In addition, we used $7.7 million less cash for capital projects in 2007 compared to the prior period. In 2006, we invested $2.6 million in our Minda Stoneridge Instruments Limited joint venture and received cash of $1.2 million from the sale of our partnership interest in IDA.

Cash provided by financing activities for the years ended December 31, 2007 and 2006 was primarily related to proceeds from the exercise of share options, partially offset by cash used for fees related to the completion of our credit agreement amendment during the first quarter of 2006 and the completion of our new asset-based credit facility in the fourth quarter of 2007. See Note 4 to the Company’s consolidated financial statements for further information regarding the Company’s senior notes and credit facilities.

As discussed in Note 9 to our consolidated financial statements, we have entered into foreign currency forward contracts with a notional value of $8.6 million and $16.1 million at December 31, 2007 and 2006, respectively. The purpose of these investments is to reduce exposure related to our British pound-denominated receivables. The estimated fair value of these contracts at December 31, 2007 and 2006, per quoted market sources, was approximately $(0.03) million and $(0.5) million, respectively. In 2007 and 2006, the Company used foreign currency option contracts to reduce the risk of exposures to the Mexican peso. The Company’s foreign currency option contracts were expired as of December 31, 2007 and 2006, respectively. As discussed in Note 9, we entered into fixed price swap contracts for 480 and 420 metric tonnes of copper in December 2006 and January 2007, respectively. These contracts fixed the cost of copper purchases in 2007 and expired on December 31, 2007. In December 2007, we entered into another fixed price swap contract for 1.0 million pounds of copper, which will last through December 2008. The purpose of these contracts is to reduce our price risk as it relates to copper prices. As of December 31, 2007, the fair value of the fixed price commodity swap contract, per quoted market sources, was approximately $0.1 million.

The following table summarizes our future cash outflows resulting from financial contracts and commitments, as of December 31, 2007 (in thousands):

		Less than			After
Contractual Obligations:	Total	1 Year	2-3 Years	4-5 Years	5 Years

Long-term debt	$200,000	$—	$—	$200,000	$—
Operating leases	21,772	5,631	6,828	3,231	6,082
Employee benefit plans	9,546	757	1,674	1,834	5,281
Uncertain income tax benefits(1)	1,008	1,008	—	—	—

Total contractual obligations	$232,326	$7,396	$8,502	$205,065	$11,363

(1)	See Note 5 to the accompanying consolidated financial statements for further information with respect to our uncertain income tax benefits.

Future capital expenditures are expected to be consistent with recent levels. Management will continue to focus on reducing its weighted average cost of capital and believes that cash flows from operations and the availability of funds from our credit facilities will provide sufficient liquidity to meet our future growth and operating needs.

As outlined in Note 4 to our consolidated financial statements, on November 2, 2007, we finalized our new asset-based credit facility, which permits borrowing up to a maximum level of $100.0 million. This facility provides us with lower borrowing rates and allows us the flexibility to refinance our outstanding debt. At December 31, 2007, there were no borrowings on this asset-based credit facility. The available borrowing capacity on this credit facility is based on eligible current assets, as defined. At December 31, 2007, the Company had borrowing capacity of $73.5 million based on eligible current assets. The Company was in compliance with all covenants at December 31, 2007.

As of May 2007, the Company’s $200.0 million senior notes were redeemable at 105.75. Given the Company’s senior notes are redeemable, we may seek to retire the senior notes through a redemption, cash purchases, open market purchases, privately negotiated transactions or otherwise. Such redemptions, purchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. In 2008, we have purchased and retired $11.0 million in face value of our senior notes.

In the fourth quarter of 2007, the Company announced that its PST joint venture filed certain financial information with the Brazilian Securities Commission (Comissão de Valores Mobiliários). The Company currently holds a 50% equity interest in PST. We also received dividend payments from PST of $5.6 million and $3.7 million in 2007 and 2006, respectively. In future years, we expect (but cannot guarantee) that we will receive dividend payments from PST.

We continue our transition to low-cost manufacturing locations that will enable us to reduce our operating costs and provide global sourcing capacity to our customers. Such initiatives will result in restructuring costs stemming from facility closures and production relocations. We are presently having a new facility constructed, which will expand our leased manufacturing capacity in Estonia.

We announced restructuring initiatives in the fourth quarter of 2007 and expect them to be substantially complete by December 31, 2008. We anticipate incurring total pre-tax charges of approximately $9.0 million to $13.0 million in 2008 for the restructuring, net of the gain on the future sale of our Sarasota facility.

Inflation and International Presence

Given the current economic climate and recent increases or fluctuations in certain commodity prices, we believe that a continuation of such price increases would significantly affect our profitability. Furthermore, by operating internationally, we are affected by foreign currency exchange rates and the economic conditions of certain countries. Based on the current economic conditions in these countries, we believe we are not significantly exposed to adverse exchange rate risk or economic conditions.

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

We believe the following are “critical accounting policies” — those most important to the financial presentation and those that require the most difficult, subjective or complex judgments.

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

On an ongoing basis, we receive blanket purchase orders from our customers, which include pricing terms. Purchase orders do not always specify quantities. We recognize revenue based on the pricing terms included in our purchase orders as our products are shipped to our customers. We are asked to provide our customers with annual cost reductions as part of certain agreements. In addition, we have ongoing adjustments to our pricing arrangements with our customers based on the related content, the cost of our products and other commercial factors. Such pricing adjustments are recognized as they are negotiated with our customers.

Warranties.  Our warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet dates. This estimate is based on historical trends of units sold and payment amounts, combined with our current understanding of the status of existing claims. To estimate the warranty reserve, we are required to forecast the resolution of existing claims as well as expected future claims on products previously sold. Although we believe that our warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable could differ materially from what will actually transpire in the future. Our customers are increasingly seeking to hold suppliers responsible for product warranties, which could negatively impact our exposure to these costs.

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

Contingencies.  We are subject to legal proceedings and claims, including product liability claims, commercial or contractual disputes, environmental enforcement actions and other claims that arise in the normal course of business. We routinely assess the likelihood of any adverse judgments or outcomes to these matters, as well as ranges of probable losses, by consulting with internal personnel principally involved with such matters and with our outside legal counsel handling such matters.

We have accrued for estimated losses in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 5, Accounting for Contingencies, when it is probable that a liability or loss has been incurred and the amount can be reasonably estimated. Contingencies by their nature relate to uncertainties that require the exercise of judgment both in assessing whether or not a liability or loss has been incurred and estimating that amount of probable loss. The reserves may change in the future due to new developments or changes in circumstances. The inherent uncertainty related to the outcome of these matters can result in amounts materially different from any provisions made with respect to their resolution.

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

Goodwill.  Goodwill is tested for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The valuation methodologies employed by the Company use subjective measures including forward looking financial information and discount rates that directly impact the resulting fair values used to test the Company’s business units for impairment. See Note 2 to our consolidated financial statements for more information on our application of this accounting standard, including the valuation techniques used to determine the fair value of goodwill.

Share-Based Compensation.  The estimate for our share-based compensation expense involves a number of assumptions. We believe each assumption used in the valuation is reasonable because it takes into account the experience of the plan and reasonable expectations. We estimate volatility and forfeitures based on historical data, future expectations and the expected term of the share-based compensation awards. The assumptions, however, involve inherent uncertainties. As a result, if other assumptions had been used, share-based compensation expense could have varied.

Pension and Other Postretirement Benefits.  The amounts recognized in the consolidated financial statements related to pension and other postretirement benefits are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could be settled at December 31, 2007, rate of increase in future compensation levels, mortality rates and health care cost trend rates. These assumptions are updated annually and are disclosed in Note 8 to the consolidated financial statements.

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

Discount rates for our defined benefit pension plan in the United Kingdom are determined using the average long-term sterling AA corporate bond. On December 31, 2007, the yield was approximately 5.8%, with the individual yields on most of these yields of most of the bonds being within a range of 5.4% - 6.2%.

Discount rates for our other postretirement benefit plan in the U.S. are determined using the Moody’s Aa Corporate Bond Index. The average equivalent annual rate on a Aa Corporate bond at December 31, 2007 was 5.9%.

Deferred Income Taxes.  Deferred income taxes are provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws and regulations. Our deferred tax assets include, among other items, net operating loss carryforwards and tax credits that can be used to offset taxable income in future periods and reduce income taxes payable in those future periods. Due to the length of the carryforward period it is unlikely that the deferred tax assets will expire prior to being utilized. The Company does not provide deferred income taxes on unremitted earnings of certain non-U.S. subsidiaries, which are deemed permanently reinvested.

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

Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

Restructuring.  We have recorded restructuring charges in the recent period in connection with improving manufacturing efficiency and cost position by transferring production to other locations. These charges are recorded when management has committed to a plan and incurred a liability related to the plan. Also in connection with this initiative, we recorded liabilities for severance costs. No fixed-asset impairment charges were incurred because assets are primarily being transferred to our other locations for continued production. Estimates for work force reductions and other costs savings are recorded based upon estimates of the number of positions to be terminated, termination benefits to be provided and other information as necessary. Management evaluates the estimates on a quarterly basis and will adjust the reserve when information indicates that the estimate is above or below the initial estimate.

For further discussion of our restructuring activities, see Note 12 to our consolidated financial statements included in this report.

Recently Issued Accounting Standards

New accounting standards to be implemented:

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The provisions of SFAS 157 will be applied prospectively. Subsequently, the FASB provide for a one-year deferral of the effective date for nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis. The adoption of SFAS 157 did not have a significant impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). This standard improves reporting by creating greater consistency in the accounting and financial reporting of business combinations. Additionally, SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption of this standard is prohibited. In the absence of any planned future business combinations, management does not currently expect SFAS 141(R) to have a material impact on the Company’s financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). This standard improves the relevance, comparability and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way. Additionally, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption of this standard is prohibited. In the absence of any noncontrolling (minority) interests, management does not currently expect SFAS 160 to have a material impact on the Company’s financial condition or results of operations.

New accounting standards implemented:

In June 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted the provisions of FIN 48 as of the January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which expresses the SEC’s views regarding the process of quantifying financial statement misstatements. Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. SAB 108 was effective for the first quarter of 2007. The adoption of SAB 108 did not have an impact on our consolidated financial statements.

In May 2007, the FASB issued FASB Staff Position (“FSP”), Definition of Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”). FSP FIN 48-1 provides guidance on determining whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “Fair Value Option”). Unrealized gains and losses on items for which the Fair Value Option has been elected are reported in earnings. The Fair Value Option is applied instrument by instrument (with certain exceptions), is irrevocable (unless a new election date occurs) and is applied only to an entire instrument. The effect of the first remeasurement to fair value is reported as a cumulative-effect adjustment to the opening balance of retained earnings. SFAS 159 is effective for the first quarter of 2008. We did not elect to use the Fair Value Option for any financial assets and financial liabilities that were not currently recorded at fair value.

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

Interest Rate Risk

From time to time, we are exposed to certain market risks, primarily resulting from the effects of changes in interest rates. At December 31, 2007, however, all of our debt was fixed rate debt. At this time, we do not use financial instruments to manage this risk.

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

We entered into fixed price swap contracts for 480 and 420 metric tonnes of copper in December 2006 and January 2007, respectively. These contracts fixed the cost of copper purchases in 2007 and expired on December 31, 2007. In December 2007, we entered into another fixed price swap contract for 1.0 million pounds of copper, which will last through December 2008. The purpose of these contracts is to reduce our price risk as it relates to copper prices.

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

Foreign Currency Exchange Risk

Our risks related to foreign currency exchange rates have historically not been material; however, given the current economic climate, we are more closely monitoring this risk. We use derivative financial instruments, including foreign currency forward and option contracts, to mitigate our exposure to fluctuations in foreign currency exchange rates by reducing the effect of such fluctuations on foreign currency denominated intercompany transactions and other foreign currency exposures. As discussed in Note 9 to our consolidated financial statements, we have entered into foreign currency forward contracts that had a notional value of $8.6 million and $16.1 million at December 31, 2007 and 2006, respectively. The purpose of these investments is to reduce exposure related to the Company’s British pound- denominated receivables. The estimated fair value of these contracts at December 31, 2007 and 2006, per quoted market sources, was approximately $(0.03) million and $(0.5) million, respectively. The Company’s foreign currency option contracts expired as of December 31, 2007. We do not expect the effects of this risk to be material in the future based on the current operating and economic conditions in the countries in which we operate.

A hypothetical pre-tax gain (loss) in fair value from a 10.0% favorable or adverse change in quoted currency exchange rates would be approximately $0.8 million or $(0.9) million as of December 31, 2007. For foreign currency contracts outstanding at December 31, 2006, a hypothetical pre-tax gain (loss) in fair value from a 10.0% favorable or adverse change in quoted currency exchange rates would be approximately $1.5 million or $(1.8) million as of December 31, 2006. It is important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged. Therefore, a hypothetical pre-tax gain or loss in fair value from a 10.0% favorable or adverse change in quoted foreign currencies would not significantly affect our results of operations, financial position or cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Stoneridge, Inc.

We have audited the accompanying consolidated balance sheets of Stoneridge, Inc. and Subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stoneridge, Inc. and Subsidiaries at December 31, 2007 and 2006 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective at the beginning of the second quarter of 2005, the Company adopted FASB Statement No. 123 (revised 2004), Share-Based Payment (FAS123(R)) using the modified-prospective-transition method. As discussed in Note 5 to the consolidated financial statements, effective January 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stoneridge, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Cleveland, Ohio
March 17, 2008

STONERIDGE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2007	2006

ASSETS
Current Assets:
Cash and cash equivalents	$95,924	$65,882
Accounts receivable, less reserves of $4,736 and $5,243, respectively	122,288	106,985
Inventories, net	57,392	58,521
Prepaid expenses and other	15,926	13,448
Deferred income taxes	9,829	9,196

Total current assets	301,359	254,032

Long-Term Assets:
Property, plant and equipment, net	92,752	114,586
Other Assets:
Goodwill	65,176	65,176
Investments and other, net	39,454	30,875
Deferred income taxes	29,028	37,138

Total long-term assets	226,410	247,775

Total Assets	$527,769	$501,807

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$69,373	$72,493
Accrued expenses and other	47,198	45,624

Total current liabilities	116,571	118,117

Long-Term Liabilities:
Long-term debt	200,000	200,000
Deferred income taxes	2,665	1,923
Other liabilities	2,344	3,145

Total long-term liabilities	205,009	205,068

Shareholders’ Equity:
Preferred Shares, without par value, authorized 5,000 shares, none issued	—	—
Common Shares, without par value, authorized 60,000 shares, issued 24,601 and 23,990 shares and outstanding 24,209 and 23,804 shares, respectively, with no stated value	—	—
Additional paid-in capital	154,173	150,078
Common Shares held in treasury, 392 and 186 shares, respectively, at cost	(383)	(151)
Retained earnings	38,372	21,701
Accumulated other comprehensive income	14,027	6,994

Total shareholders’ equity	206,189	178,622

Total Liabilities and Shareholders’ Equity	$527,769	$501,807

The accompanying notes are an integral part of these consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Fiscal Years Ended
	December 31,
	2007	2006	2005

Net Sales	$727,120	$708,699	$671,584

Costs and Expenses:
Cost of goods sold	559,397	549,793	522,996
Selling, general and administrative	133,614	124,302	116,836
Provision for doubtful accounts	94	236	3,711
Gain on sale of property, plant and equipment, net	(1,710)	(1,303)	(360)
Restructuring charges	926	608	5,098

Operating Income	34,799	35,063	23,303

Interest expense, net	21,759	21,744	23,872
Equity in earnings of investees	(10,893)	(7,125)	(4,052)
Other (income) loss, net	709	805	(953)

Income Before Income Taxes	23,224	19,639	4,436

Provision for income taxes	6,553	5,126	3,503

Net Income	$16,671	$14,513	$933

Basic net income per share	$0.72	$0.63	$0.04

Basic weighted average shares outstanding	23,133	22,866	22,709

Diluted net income per share	$0.71	$0.63	$0.04

Diluted weighted average shares outstanding	23,548	23,062	22,775

The accompanying notes are an integral part of these consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Fiscal Years Ended
	December 31,
	2007	2006	2005

OPERATING ACTIVITIES:
Net income	$16,671	$14,513	$933
Adjustments to reconcile net income to net cash provided (used) by operating activities —
Depreciation	28,299	25,904	25,861
Amortization	1,522	1,657	1,560
Deferred income taxes	3,823	3,466	815
Earnings of equity method investees, less dividends received	(5,299)	(3,455)	(1,894)
Gain on sale of fixed assets	(1,710)	(1,303)	(360)
Gain on sale of partnership interest	—	(1,627)	—
Share-based compensation expense	2,431	1,953	1,695
Postretirement benefit settlement gain	—	(1,242)	—
Changes in operating assets and liabilities —
Accounts receivable, net	(13,424)	(2,739)	(3,516)
Inventories, net	933	(2,350)	517
Prepaid expenses and other	1,563	1,742	(3,744)
Other assets	(89)	2,228	(1,762)
Accounts payable	(4,881)	14,084	505
Accrued expenses and other	3,686	(6,291)	(1,549)

Net cash provided by operating activities	33,525	46,540	19,061

INVESTING ACTIVITIES:
Capital expenditures	(18,141)	(25,895)	(28,934)
Proceeds from sale of fixed assets	12,315	2,266	1,664
Proceeds from sale of partnership interest	—	1,153	—
Business acquisitions and other	—	(2,133)	(282)

Net cash used by investing activities	(5,826)	(24,609)	(27,552)

FINANCING ACTIVITIES:
Repayments of long-term debt	—	(44)	(118)
Share-based compensation activity	2,119	301	1
Other financing costs	(1,219)	(150)	(241)

Net cash provided (used) by financing activities	900	107	(358)

Effect of exchange rate changes on cash and cash equivalents	1,443	3,060	(2,699)

Net change in cash and cash equivalents	30,042	25,098	(11,548)
Cash and cash equivalents at beginning of period	65,882	40,784	52,332

Cash and cash equivalents at end of period	$95,924	$65,882	$40,784

Supplemental disclosure of cash flow information:
Cash paid for interest, net	$20,637	$20,565	$22,683

Cash paid for income taxes, net	$3,672	$2,394	$4,891

The accompanying notes are an integral part of these consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

				Common		Accumulated
	Number of	Number of	Additional	Shares		Other	Total
	Common	Treasury	Paid-In	Held	Retained	Comprehensive	Shareholders’	Comprehensive
	Shares	Shares	Capital	in Treasury	Earnings	Income (Loss)	Equity	Income (Loss)

BALANCE, DECEMBER 31, 2004	22,780	8	$145,764	$—	$6,255	$3,586	$155,605
Net income	—	—	—	—	933	—	933	$933
Exercise of share options	10	—	48	—	—	—	48	—
Issuance of restricted Common Shares	434	—	—	—	—	—	—	—
Forfeited restricted Common Shares	(39)	39	—	—	—	—	—	—
Repurchased Common Shares for treasury	(7)	7	—	(65)	—	—	(65)	—
Share-based compensation matters	—	—	1,628	—	—	—	1,628	—
Other comprehensive income (loss):
Minimum pension liability adjustments	—	—	—	—	—	396	396	396
Unrealized loss on marketable securities	—	—	—	—	—	89	89	89
Currency translation adjustments	—	—	—	—	—	(4,643)	(4,643)	(4,643)

Comprehensive loss								$(3,225)

BALANCE, DECEMBER 31, 2005	23,178	54	147,440	(65)	7,188	(572)	153,991
Net income	—	—	—	—	14,513	—	14,513	$14,513
Exercise of share options	64	—	393	—	—	—	393	—
Issuance of restricted Common Shares	694	—	—	—	—	—	—	—
Forfeited restricted Common Shares	(118)	118	—	—	—	—	—	—
Repurchased Common Shares for treasury	(14)	14	—	(86)	—	—	(86)	—
Share-based compensation matters	—	—	2,245	—	—	—	2,245	—
Other comprehensive income (loss):
Minimum pension liability adjustments	—	—	—	—	—	1,625	1,625	1,625
Cumulative effect of adopting SFAS No. 158	—	—	—	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	—	—	(84)	(84)	(84)
Currency translation adjustments	—	—	—	—	—	6,025	6,025	6,025

Comprehensive income								$22,079

BALANCE, DECEMBER 31, 2006	23,804	186	150,078	(151)	21,701	6,994	178,622
Net income	—	—	—	—	16,671	—	16,671	$16,671
Exercise of share options	164	—	1,552	—	—	—	1,552	—
Issuance of restricted Common Shares	447	—	—	—	—	—	—	—
Forfeited restricted Common Shares	(181)	181	—	—	—	—	—	—
Repurchased Common Shares for treasury	(25)	25	—	(232)	—	—	(232)	—
Share-based compensation matters	—	—	2,543	—	—	—	2,543	—
Other comprehensive income:
Pension liability adjustments	—	—	—	—	—	983	983	983
Unrealized loss on marketable securities	—	—	—	—	—	44	44	44
Unrealized gain on derivatives	—	—	—	—	—	(37)	(37)	(37)
Currency translation adjustments	—	—	—	—	—	6,043	6,043	6,043

Comprehensive income								$23,704

BALANCE, DECEMBER 31, 2007	24,209	392	$154,173	$(383)	$38,372	$14,027	$206,189

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

Beginning in 2005, we changed from a calendar year-end to a 52-53 week fiscal year-end. Since then, our fiscal quarters were comprised of 13-week periods. On October 30, 2006, we changed back to a calendar (December 31) fiscal year end, and therefore the 2007 and 2006 fiscal years ended on December 31, 2007 and December 31, 2006, respectively. Our fiscal quarters are now comprised of three month periods.

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

Accounts Receivable and Concentration of Credit Risk

Revenues are principally generated from the automotive, medium- and heavy-duty truck, agricultural and off-highway vehicle markets. Due to the nature of these industries, a significant portion of sales and related accounts receivable are concentrated in a relatively small number of customers. The following table presents the Company’s principal customers, as a percentage of net sales:

	For the Fiscal Years Ended December 31,
	2007	2006	2005

Navistar International	20%	25%	22%
Ford Motor Company	8	6	7
Deere & Company	7	6	6
MAN AG	6	6	2
General Motors	6	5	5
Chrysler LLC	5	5	9
Other	48	47	49

Total	100%	100%	100%

Accounts receivable from the Company’s five largest customer balances aggregated to approximately $63,932, $57,376 and $50,507 at December 31, 2007, 2006 and 2005, respectively.

During 2007, 2006 and 2005, some of the Company’s customers filed for Chapter 11 bankruptcy protection. As a result, the Company established reserves for estimated losses that were expected to result from the bankruptcies

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)

of approximately $132, $627 and $3,570 for the fiscal years ended December 31, 2007, 2006 and 2005, respectively. The expenses related to the established reserves for estimated losses expected to result from the bankruptcies were recorded in the Company’s consolidated statement of operations as a component of provision for doubtful accounts.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (“LIFO”) method for approximately 66% of the Company’s inventories at December 31, 2007 and 2006, respectively, and by the first-in, first-out (“FIFO”) method for all other inventories. Inventory cost includes material, labor and overhead. Inventories consist of the following at December 31:

	2007	2006

Raw materials	$36,678	$39,832
Work in progress	9,065	8,196
Finished goods	13,700	12,614

Total inventories	59,443	60,642
Less: LIFO reserve	(2,051)	(2,121)

Inventories, net	$57,392	$58,521

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and consist of the following at December 31:

	2007	2006

Land and land improvements	$3,956	$4,654
Buildings and improvements	35,869	44,526
Machinery and equipment	132,501	130,323
Office furniture and fixtures	31,394	36,103
Tooling	81,976	80,579
Vehicles	403	470
Leasehold improvements	2,981	2,190
Construction in progress	10,909	18,835

Total property, plant and equipment	299,989	317,680
Less: Accumulated depreciation	(207,237)	(203,094)

Property, plant and equipment, net	$92,752	$114,586

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)

Depreciation is provided by both the straight-line and accelerated methods over the estimated useful lives of the assets. Depreciation expense for the fiscal years ended December 31, 2007, 2006 and 2005 was $28,299, $25,904 and $25,861, respectively. Depreciable lives within each property classification are as follows:

Buildings and improvements	10–40 years
Machinery and equipment	3–20 years
Office furniture and fixtures	3–10 years
Tooling	2–5 years
Vehicles	3–5 years
Leasehold improvements	3–8 years

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

Goodwill and Other Intangible Assets

Under Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is subject to an annual assessment for impairment (or more frequently if impairment indicators arise) by applying a fair value-based test.

The Company performs its annual impairment test of goodwill as of the beginning of the fourth quarter. The Company uses a combination of valuation techniques, which include consideration of market-based approaches and an income approach, in determining the fair value of the Company’s applicable reporting units in the annual impairment test of goodwill. The Company believes that the combination of the valuation models provides a more appropriate valuation of the Company’s reporting units by taking into account different marketplace participant assumptions. The Company, in its estimates of fair value of the Company’s reporting units being tested, utilizes market and income approaches, specifically: the guideline company method (market), the transaction method (market), and the discounted cash flow method (income). An equal weight is given to each of these three methods. In addition, all three methods utilize market data in the derivation of a value estimate and are forward-looking in nature. The guideline assessment of future performance and the discounted cash flow method utilize a market-derived rate of return to discount anticipated performance.

These methodologies are applied to the reporting units’ historical and projected financial performance. The impairment review is highly judgmental and involves the use of significant estimates and assumptions. These estimates and assumptions have a significant impact on the amount of any impairment charge recorded. Discounted cash flow methods are dependent upon assumption of future sales trends, market conditions and cash flows of each reporting unit over several years. Actual cash flows in the future may differ significantly from those previously forecasted. Other significant assumptions include growth rates and the discount rate applicable to future cash flows.

As of the beginning of the fourth quarter, the goodwill balance of $65.2 million was related entirely to the Control Devices reportable segment. The Company completed its assessment of any potential goodwill impairment as of October 1, 2007 and October 1, 2006 and determined that no impairment existed as of either date.

The net carrying amount of the Company’s patents at December 31, 2007 and 2006 was $203 and $407, respectively, and was included in the Company’s consolidated balance sheets as a component of other assets. Aggregate amortization expense on patents was $204 and $270 for the fiscal years ended December 31, 2007 and December 31, 2006, respectively. Estimated amortization expense for the fiscal year ended December 31, 2008 based upon the Company’s intangible asset portfolio at December 31, 2007 is $203.

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at December 31:

	2007	2006

Compensation-related obligations	$19,053	$15,128
Insurance-related obligations	4,084	4,178
Warranty-and recall-related obligations	5,306	5,825
Other(1)	18,755	20,493

Total accrued expenses and other current liabilities	$47,198	$45,624

(1)	“Other” is comprised of miscellaneous accruals; none of which contributed a significant portion of the total.

Income Taxes

The Company accounts for income taxes using the provisions of SFAS No. 109, Accounting for Income Taxes. Deferred income taxes reflect the expected tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not to occur.

Currency Translation

The financial statements of foreign subsidiaries, where the local currency is the functional currency, are translated into U.S. dollars using exchange rates in effect at the period end for assets and liabilities and average exchange rates during each reporting period for the results of operations. Adjustments resulting from translation of financial statements are reflected as a component of accumulated other comprehensive income. Foreign currency transactions are remeasured into the functional currency using translation rates in effect at the time of the transaction, with the resulting adjustments included in the results of operations.

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

The following provides a reconciliation of changes in product warranty and recall liability for the fiscal years ended December 31, 2007 and 2006:

	2007	2006

Product warranty and recall at beginning of period	$5,825	$6,220
Accruals for products shipped during period	2,689	3,695
Aggregate changes in pre-existing liabilities due to claims developments	1,756	31
Settlements made during the period (in cash or in kind)	(4,964)	(4,121)

Product warranty and recall at end of period	$5,306	$5,825

Product Development Expenses

Expenses associated with the development of new products and changes to existing products are charged to expense as incurred. These costs amounted to $44,203, $40,840 and $39,193 in fiscal years 2007, 2006 and 2005, respectively or 6.1%, 5.8% and 5.8% of net sales for these periods.

Share-Based Compensation

At December 31, 2007, the Company had three types of share-based compensation plans: (1) Long-Term Incentive Plan (the “Incentive Plan”), (2) Directors’ Share Option Plan and (3) the Directors’ Restricted Shares Plan. One plan is for employees and two plans are for non-employee directors. The Incentive Plan is made up of the Long-Term Incentive Plan that was approved by the Company’s shareholders on September 30, 1997 and expired on June 30, 2007 and the Amended and Restated Long-Term Incentive Plan that was approved by the Company’s shareholders on April 24, 2006 and expires on April 24, 2016. Prior to the second quarter of 2005, the Company accounted for its plans under the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) adopted prospectively for all employee and director awards granted, modified or settled after January 1, 2003, under the provisions of SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS 123.

Effective at the beginning of the second quarter of 2005, the Company adopted SFAS No. 123(R), Share-Based Payment, (“SFAS 123(R)”) using the modified-prospective-transition method. Because the Company had previously adopted the fair value recognition provisions required by SFAS 123, and due to the fact that all unvested awards at the time of adoption were being recognized under a fair value approach, the adoption of SFAS 123(R) did not significantly impact the Company’s operating income, income before income taxes, net income, cash flow from operating activities, cash flow from financing activities, or basic and diluted net income per share for the fiscal years ended December 31, 2007, 2006 and 2005.

Total compensation expense recognized in the consolidated statements of operations for share-based compensation arrangements was $2,431, $1,953 and $1,695 for the fiscal years ended December 31, 2007, 2006 and 2005, respectively. The total income tax benefit recognized in the consolidated statements of operations for share-based

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)

compensation arrangements was $851, $355 and $593 for the fiscal years ended December 31, 2007, 2006 and 2005, respectively. There was no share-based compensation expense capitalized as inventory in 2007, 2006 or 2005.

Financial Instruments and Derivative Financial Instruments

Financial instruments, including derivative financial instruments, held by the Company include cash and cash equivalents, accounts receivable, accounts payable, long-term debt and foreign currency forward and option contracts. The carrying value of cash and cash equivalents, accounts receivable and accounts payable is considered to be representative of fair value because of the short maturity of these instruments. Refer to Note 9 of the Company’s consolidated financial statements for fair value disclosures of the Company’s fixed rate debt, foreign currency forward and option contracts, and foreign currency swap contracts.

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

Net Income Per Share

Net income per share amounts for all periods are presented in accordance with SFAS No. 128, Earnings Per Share (“SFAS 128”), which requires the presentation of basic and diluted net income per share. Basic net income per share was computed by dividing net income by the weighted-average number of Common Shares outstanding for each respective period. Diluted net income per share was calculated by dividing net income by the weighted-average of all potentially dilutive Common Shares that were outstanding during the periods presented. Actual weighted-average shares outstanding used in calculating basic and diluted net income per share were as follows:

	For the Fiscal Years Ended
	December 31,
	2007	2006	2005

Basic weighted-average shares outstanding	23,132,814	22,866,015	22,709,113
Effect of dilutive securities	415,669	195,870	65,861

Diluted weighted-average shares outstanding	23,548,483	23,061,885	22,774,974

Options not included in the computation of diluted net income per share to purchase 89,500, 599,850 and 474,250 Common Shares at an average price of $14.61, $12.17 and $13.93 per share were outstanding at December 31, 2007, 2006 and 2005, respectively. These outstanding options were not included in the computation of diluted net income per share because their respective exercise prices were greater than the average market price of Common Shares and, therefore, their effect would have been anti-dilutive.

As of December 31, 2007, 490,050 performance-based restricted shares were outstanding. These shares were not included in the computation of diluted net income per share because associated performance targets were not

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)

achieved as of December 31, 2007. These shares may or may not become dilutive based on the Company’s ability to meet or exceed future performance targets.

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

The components of accumulated other comprehensive income, as reported in the statement of consolidated shareholders’ equity as of December 31, net of tax were as follows:

		Pension and	Unrealized		Accumulated
	Currency	Postretirement	Loss (Gain) on	Unrealized	Other
	Translation	Liability	Marketable	Gain on	Comprehensive
	Adjustments	Adjustments	Securities	Derivatives	Income (Loss)

Balance, January 1, 2005	$7,143	$(3,488)	$(69)	$—	$3,586
Current year change	(4,643)	396	89	—	(4,158)

Balance, December 31, 2005	2,500	(3,092)	20	—	(572)
Current year change	6,025	1,625	(84)	—	7,566

Balance, December 31, 2006	8,525	(1,467)	(64)	—	6,994
Current year change	6,043	983	44	(37)	7,033

Balance, December 31, 2007	$14,568	$(484)	$(20)	$(37)	$14,027

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)

The tax effects related to each component of other comprehensive income (loss) were as follows:

	Before Tax	Benefit/	After-Tax
	Amount	(Provision)	Amount

2005
Foreign currency translation adjustments	$(4,643)	$—	$(4,643)
Pension liability adjustments	566	(170)	396
Unrealized loss on marketable securities	137	(48)	89

Other comprehensive loss	$(3,940)	$(218)	$(4,158)

2006
Foreign currency translation adjustments	$6,025	$—	$6,025
Pension liability adjustments	1,625	—	1,625
Unrealized gain on marketable securities	(129)	45	(84)

Other comprehensive income	$7,521	$45	$7,566

2007
Foreign currency translation adjustments	$6,043	$—	$6,043
Pension and postretirement liability adjustments	983	—	983
Unrealized loss on marketable securities	68	(24)	44
Unrealized gain on derivatives	(57)	20	(37)

Other comprehensive income	$7,037	$(4)	$7,033

At December 31, 2007 and 2006, the Company was required to record a valuation allowance of $407 and $787, respectively, which fully offset the deferred tax asset related to the accumulated pension liability adjustments.

Impairment of Assets

The Company reviews its long-lived assets and identifiable intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No significant impairment charges were recorded in 2007, 2006 or 2005. Impairment would be recognized when events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. Measurement of the amount of impairment may be based on appraisal, market values of similar assets or estimated discounted future cash flows resulting from the use and ultimate disposition of the asset.

Deferred Finance Costs

Deferred finance costs are being amortized over the life of the related financial instrument using the straight-line method. The annual amortization in 2007, 2006 and 2005 was $1,318, $1,379 and $1,260, respectively.

Recently Issued Accounting Standards

New accounting standards to be implemented:

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The provisions of SFAS 157 will be applied prospectively. Subsequently, the FASB provide for a one-year deferral of the effective date for nonfinancial assets and

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)

liabilities that are recognized or disclosed at fair value on a nonrecurring basis. The adoption of SFAS 157 did not have a significant impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). This standard improves reporting by creating greater consistency in the accounting and financial reporting of business combinations. Additionally, SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption of this standard is prohibited. In the absence of any planned future business combinations, Management does not currently expect SFAS 141(R) to have a material impact on the Company’s financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). This standard improves the relevance, comparability and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way. Additionally, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption of this standard is prohibited. In the absence of any noncontrolling (minority) interests, management does not currently expect SFAS 160 to have a material impact on the Company’s financial condition or results of operations.

New accounting standards implemented:

In June 2006, the FASB issued interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 as of January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which expresses the SEC’s views regarding the process of quantifying financial statement misstatements. Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. SAB 108 was effective for the first quarter of 2007. The adoption of SAB 108 did not have an impact on the Company’s consolidated financial statements.

In May 2007, the FASB issued FASB Staff Position (“FSP”), Definition of Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”). FSP FIN 48-1 provides guidance on determining whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “Fair Value Option”). Unrealized gains and losses on items for which the Fair Value Option has been elected are reported in earnings. The Fair Value Option is applied instrument by instrument (with certain exceptions), is irrevocable (unless a new election date occurs) and is applied only to an entire instrument. The effect of the first remeasurement to fair value is reported as a cumulative-effect adjustment to the opening balance of retained earnings. SFAS 159 is effective for the first quarter of 2008. The Company did not elect to use the Fair Value Option for any financial assets and financial liabilities that were not currently recorded at fair value.

Reclassifications

Certain prior period amounts have been reclassified to conform to their 2007 presentation in the consolidated financial statements.

3.	Investments

PST Eletrônica S.A.

The Company has a 50% interest in PST Eletrônica S.A. (“PST”), a Brazilian electronic system provider focused on security and convenience applications primarily for the vehicle and motorcycle industry. The investment is accounted for under the equity method of accounting. The Company’s investment in PST was $29,663 and $21,616 at December 31, 2007 and 2006, respectively. During 2006, the Company received a payment of past due interest of $2.4 million from PST related to a note receivable that was paid in 2004.

Condensed financial information for PST is as follows:

	December 31,
	2007	2006

Cash and cash equivalents	$7,124	$4,785
Accounts receivable, net	12,306	11,609
Inventories, net	20,114	10,602
Property, plant and equipment, net	16,865	9,868
Other assets	5,331	3,191

Total Assets	$61,740	$40,055

Current liabilities	$25,569	$15,854
Long-term liabilities	3,957	2,791
Equity of:
Stoneridge	16,107	10,705
Others	16,107	10,705

Total Liabilities and Equity	$61,740	$40,055

The difference between the Company’s carrying amount of its investment in PST and the Company’s underlying equity in the net assets of PST is primarily due to a net goodwill balance of $11,296 at December 31, 2007.

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)

	For the Fiscal Years Ended
	December 31,
	2007	2006	2005

Net sales	$133,039	$94,097	$70,819
Cost of goods sold	$61,575	$47,451	$38,700
Total pretax income	$25,152	$17,939	$10,956
The Company’s share of pretax income	$12,576	$8,970	$5,478

Equity in earnings of PST included in the consolidated statements of operations were $10,351, $6,771 and $3,976 for the fiscal years ended December 31, 2007, 2006 and 2005, respectively. During 2007 and 2006, PST declared dividends payable to its joint venture partners, which included the Company. The Company received dividend payments from PST of $5,594 and $3,707 in 2007 and 2006, respectively, which decreased the Company’s investment in PST.

Minda Stoneridge Instruments Ltd.

The Company has a 49% interest in Minda Stoneridge Instruments Ltd. (“Minda”), a company based in India that manufactures electronics and instrumentation equipment for the motorcycle and commercial vehicle market. The investment is accounted for under the equity method of accounting. The Company’s investment in Minda was $4,547 and $3,796 at December 31, 2007 and 2006, respectively. Equity in earnings of Minda included in the consolidated statements of operations were $542, $354 and $76, for the fiscal years ended December 31, 2007, 2006 and 2005, respectively. The Company increased its ownership in Minda from 20% to 49% in 2006.

4.	Long-Term Debt

Senior Notes

The Company had $200.0 million of senior notes outstanding at December 31, 2007 and 2006, respectively. The $200.0 million senior notes bear interest at an annual rate of 11.50% and mature on May 1, 2012. The senior notes are redeemable, at the Company’s option, at 105.750 until April 30, 2008. On May 1, 2008, the senior notes will be redeemable at 103.833. The senior notes will remain redeemable at various levels until the maturity date. Interest is payable on May 1 and November 1 of each year. On July 1, 2002, the Company completed an exchange offer of the senior notes for substantially identical notes registered under the Securities Act of 1933.

Credit Facility

On November 2, 2007, the Company entered into an asset-based credit facility, which permits borrowing up to a maximum level of $100.0 million. At December 31, 2007, there were no borrowings on this asset-based credit facility. The available borrowing capacity on this credit facility is based on eligible current assets, as defined. At December 31, 2007, the Company had borrowing capacity of $73.5 million based on eligible current assets. The asset-based credit facility does not contain financial performance covenants; however, restrictions include limits on capital expenditures, operating leases and dividends. The asset-based credit facility expires on November 1, 2011, and requires a commitment fee of 0.25% on the unused balance. Interest is payable quarterly at either (i) the higher of the prime rate or the Federal Funds rate plus 0.50%, plus a margin of 0.00% to 0.25% or (ii) LIBOR plus a margin of 1.00% to 1.75%, depending upon the Company’s undrawn availability, as defined. The Company was in compliance with all covenants at December 31, 2007.

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)

5.	Income Taxes

The provision for income taxes on income included in the accompanying consolidated financial statements represents federal, state and foreign income taxes. The components of income before income taxes and the provision for income taxes consist of the following:

	For the Fiscal Years Ended
	December 31,
	2007	2006	2005

Income (loss) before income taxes:
Domestic	$9,186	$6,581	$4,441
Foreign	14,038	13,058	(5)

Total income before income taxes	$23,224	$19,639	$4,436

Provision (benefit) for income taxes:
Current:
Federal	$(55)	$(807)	$291
State and foreign	2,785	3,176	2,397

Total current provision	2,730	2,369	2,688

Deferred:
Federal	3,450	2,175	(1,368)
State and foreign	373	582	2,183

Total deferred provision	3,823	2,757	815

Total provision for income taxes	$6,553	$5,126	$3,503

A reconciliation of the Company’s effective income tax rate to the statutory federal tax rate is as follows:

	For the Fiscal Years Ended
	December 31,
	2007	2006	2005

Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	(1.0)	0.8	(7.0)
Tax credits	(4.0)	(5.6)	(24.6)
Tax benefit for export sales	—	(1.4)	(9.5)
Foreign rate differential	(10.9)	(8.9)	(23.0)
Increase of income tax accruals	(2.4)	(4.5)	(10.3)
Foreign deemed dividends, net of foreign tax credits	1.8	4.5	17.9
Reduction (increase) of deferred taxes	1.3	—	(22.6)
Foreign valuation allowances	7.4	4.1	120.3
Other	1.0	2.1	2.8

Effective income tax rate	28.2%	26.1%	79.0%

The effective tax rate for 2007 increased slightly due primarily to the increase in higher taxed domestic earnings and the increase over the prior year of the valuation allowance recorded against the deferred tax assets in the United Kingdom. These increases were partially offset by a deferred tax benefit related to a change in state tax law.

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)

Unremitted earnings of foreign subsidiaries were $22,451, $16,703 and $11,200 as of December 31, 2007, 2006 and 2005, respectively. Because these earnings have been indefinitely reinvested in foreign operations, no provision has been made for U.S. income taxes. It is impracticable to determine the amount of unrecognized deferred taxes with respect to these earnings; however, foreign tax credits may be available to reduce U.S. income taxes in the event of a distribution.

Significant components of the Company’s deferred tax assets and (liabilities) as of December 31, 2007 and 2006 are as follows:

	2007	2006

Deferred tax assets:
Inventories	$2,028	$2,002
Employee benefits	1,942	2,353
Insurance	1,029	1,314
Depreciation and amortization	28,244	36,326
Net operating loss carryforwards	17,430	19,025
General business credit carryforwards	6,670	8,273
Reserves not currently deductible	8,814	6,896

Gross deferred tax assets	66,157	76,189
Less: Valuation allowance	(16,020)	(17,380)

Deferred tax assets less valuation allowance	50,137	58,809

Deferred tax liabilities:
Depreciation and amortization	(5,404)	(10,454)
Other	(8,541)	(3,944)

Gross deferred tax liabilities	(13,945)	(14,398)

Net deferred tax asset	$36,192	$44,411

The valuation allowance represents the amount of tax benefit related to foreign net operating losses and other deferred tax assets as well as state deferred tax assets, which management believes are not likely to be realized.

The Company has deferred tax assets for net operating loss carryforwards of $6,346 net of a valuation allowance of $11,084. The net operating losses relate to U.S. federal, state and foreign tax jurisdictions. The U.S. net operating losses expire beginning in 2023 through 2026, the state net operating losses expire at various times and the foreign net operating losses have indefinite expiration dates. The Company has a deferred tax asset for general business credit carryforwards of $5,370 net of a valuation allowance of $1,300. The U.S. federal general business credit carryforwards expire beginning in 2021 through 2027 and the state tax credits expire at various times.

The Company recognized a provision for income taxes of $6,553, or 28.2% of pre-tax income, and $5,126, or 26.1% of pre-tax income, for federal, state and foreign income taxes for the fiscal years ended December 31, 2007 and 2006, respectively. The increase in the effective tax rate was primarily attributable to the increase in higher taxed domestic earnings and the increase over the prior year of the valuation allowance recorded against the deferred tax assets in the United Kingdom. These increases were partially offset by a deferred tax benefit related to a change in state tax law.

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)

FIN 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109

In June 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 as of the January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

The following is a reconciliation of the Company’s total gross unrecognized tax benefits, from adoption, to December 31, 2007:

2007

Balance at January 1, 2007	$4,731
Tax positions related to the current year:
Additions	357
Reductions	—
Tax positions related to the prior years:
Additions	272
Reductions	(655)
Settlements	—
Expiration of statutes of limitation	(87)

Balance at December 31, 2007	$4,618

The liability for uncertain tax benefits is classified as a non-current liability unless it is expected to be paid within one year. At December 31, 2007 the Company has classified $1,437 as a current liability and $3,181 as a reduction to non-current deferred income tax assets. Through a combination of anticipated state audit settlements and the expiration of certain statutes of limitation, the amount of unrecognized tax benefits could decrease by approximately $800 within the next 12 months. Management is currently unaware of issues under review that could result in a significant change or a material deviation in this estimate.

If the Company’s tax positions are sustained by the taxing authorities in favor of the Company, approximately $4,410 would affect the Company’s effective tax rate.

Consistent with historical financial reporting, the Company has elected to classify interest expense and, if applicable, penalties which could be assessed related to unrecognized tax benefits as a component of income tax expense. For the fiscal years ended December 31, 2007 and 2006, the Company recognized approximately $(149) and $(347) of gross interest and penalties, respectively. The Company has accrued approximately $672 and $821 for the payment of interest and penalties at December 31, 2007 and December 31, 2006, respectively.

The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)

examination by taxing authorities throughout the world. The following table summarizes the open tax years for each important jurisdiction:

Jurisdiction	Open Tax Years

U.S. Federal	2004-2007
France	2003-2007
Mexico	2002-2007
Spain	2003-2007
Sweden	2002-2007
United Kingdom	2003-2007

During the third quarter of 2007 the IRS commenced an examination of the Company’s 2005 federal income tax return. It is anticipated that this examination should be completed during the second half of 2008. The Company is also under examination for income and non-income tax filings in various state and foreign jurisdictions that should be completed at various times throughout 2008.

6.	Operating Lease Commitments

The Company leases equipment, vehicles and buildings from third parties under operating lease agreements.

The estate of the late D.M. Draime, former Chairman of the Board of Directors, is a 50% owner of Hunters Square, Inc. (“HSI”), an Ohio corporation, which owns Hunters Square, an office complex and shopping mall located in Warren, Ohio. The Company leases office space in Hunters Square. The Company pays all maintenance, tax and insurance costs related to the operation of the office. Lease payments made by the Company to HSI were $342, $342 and $342 in 2007, 2006 and 2005, respectively. The lease terminates in December 2009. The Company believes the terms of the lease are no less favorable to it than would be the terms of a third-party lease.

For the years ended December 31, 2007, 2006 and 2005, lease expense totaled $7,114, $6,691 and $6,495, including related party lease expense of $342 for each respective year.

Future minimum operating lease commitments at December 31, 2007 are as follows:

	Third	Related
	Party	Party

2008	$5,289	$342
2009	4,148	342
2010	2,338	—
2011	1,626	—
2012	1,605	—
Thereafter	6,082	—

Total	$21,088	$684

7.	Share-Based Compensation Plans

In October 1997, the Company adopted a Long-Term Incentive Plan (“Incentive Plan”). The Company reserved 2,500,000 Common Shares for issuance to officers and other key employees under the Incentive Plan. Under the Incentive Plan, as of December 31, 2007, the Company granted cumulative options to purchase 1,594,500 Common Shares to management with exercise prices equal to the fair market value of the Company’s Common Shares on the date of grant. The options issued cliff-vest from one to five years after the date of grant and have a contractual life of 10 years. In addition, the Company has also issued 1,553,125 restricted Common Shares

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)

under the Incentive Plan, of which 814,250 are time-based with either graded or cliff vesting using the straight-line method while the remaining 738,875 restricted Common Shares are performance-based. Restricted Common Shares awarded under the Incentive Plan entitle the shareholder to all the rights of Common Share ownership except that the shares may not be sold, transferred, pledged, exchanged, or otherwise disposed of during the vesting period. The Incentive Plan expired on June 30, 2007.

In April 2006, the Company’s shareholders approved the Amended and Restated Long-Term Incentive Plan (the “2006 Plan”). Common Shares reserved and available for awards under the 2006 Plan is 1,500,000 pursuant to which the maximum number of Common Shares which may be issued subject to Incentive Stock Options is 500,000. Under the 2006 Plan, as of December 31, 2007, the Company has not granted any Common Shares awards.

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

In 2006, pursuant to the Incentive Plan, the Company granted time-based restricted shares and performance-based restricted shares. Certain time-based restricted Common Share awards cliff-vest three years after the grant date. Other time-based restricted Common Share awards are subject to graded vesting using the straight-line method over a three or four year period. The performance-based restricted Common Share awards vest and are no longer subject to forfeiture upon the recipient remaining an employee of the Company for three years from date of grant and upon achieving certain net income per share targets established by the Company.

In 2007, pursuant to the Incentive Plan, the Company granted time-based restricted shares and performance-based restricted shares. The time-based restricted Common Share awards cliff-vest three years after the grant date. The performance-based restricted Common Share awards vest and are no longer subject to forfeiture upon the recipient remaining an employee of the Company for three years from date of grant and upon achieving certain net income per share targets established by the Company.

In April 2005, the Company adopted the Directors’ Restricted Shares Plan (“Director Share Plan”). The Company reserved 300,000 Common Shares for issuance under the Director Share Plan. Under the Director Share Plan, the Company has cumulatively issued 130,700 restricted Common Shares. Shares issued under the Director Share Plan during 2006 will cliff-vested after a period of 13 months. Shares issued under the Director Share Plan during 2007 will cliff vest one year after the grant date.

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)

Options

A summary of option activity under the plans noted above as of December 31, 2007, and changes during the fiscal years ended are presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Share	Exercise	Contractual
	Options	Price	Term

Outstanding at December 31, 2006	623,000	$11.89
Expired	(170,750)	16.98
Exercised	(163,500)	8.92

Outstanding and Exercisable at December 31, 2007	288,750	10.57	4.48

There were no options granted during the fiscal years ended December 31, 2007, 2006 and 2005 and all outstanding options have vested.

The intrinsic value of options outstanding and exercisable is the difference between the fair market value of the Company’s Common Shares on the applicable date (“Measurement Value”) and the exercise price of those options that had an exercise price that was less than the Measurement Value. The intrinsic value of options exercised is the difference between the fair market value of the Company’s Common Shares on the date of exercise and the exercise price. The total intrinsic value of options exercised during the fiscal years ended December 31, 2007, 2006 and 2005 was $482, $176 and $42, respectively.

As of December 31, 2007 and 2006, the aggregate intrinsic value of both outstanding and exercisable options was $62 and $115, respectively. The total fair value of options that vested during the fiscal years ended December 31, 2005 was $1,465. Prior to 2006, all outstanding option grants had vested, and therefore, the number of exercisable and outstanding options is equal.

Restricted Shares

The fair value of the non-vested time-based restricted Common Share awards was calculated using the market value of the shares on the date of issuance. The weighted-average grant-date fair value of time-based restricted Common Shares granted during the fiscal years ended December 31, 2007, 2006 and 2005 was $12.00, $7.79 and $10.23, respectively.

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

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)

A summary of the status of the Company’s non-vested restricted Common Shares as of December 31, 2007 and the changes during the fiscal year then ended, are presented below:

			Performance-Based
	Time-Based Awards		Awards
		Weighted-		Weighted-
		Average		Average
		Grant-Date		Grant-Date
Non-vested Restricted Common Shares	Shares	Fair Value	Shares	Fair Value

Non-vested at December 31, 2006	468,392	$8.47	396,825	$8.34
Granted	234,700	12.00	212,850	12.03
Vested	(138,402)	9.12	—	—
Forfeited	(60,866)	9.91	(119,625)	9.01

Non-vested at December 31, 2007	503,824	9.76	490,050	9.78

As of December 31, 2007, total unrecognized compensation cost related to non-vested time-based restricted Common Share awards granted was $2,377. That cost is expected to be recognized over a weighted-average period of 1.47 years. For the fiscal years ended December 31, 2007, 2006 and 2005, the total fair value of time-based restricted Common Share awards vested was $1,541, $1,064 and $460, respectively.

As of December 31, 2007, total unrecognized compensation cost related to non-vested performance-based restricted Common Share awards granted was $810. That cost is expected to be recognized over a weighted-average period of 1.58 years. As noted above, the Company has issued and outstanding performance-based restricted Commons Share awards that use different performance targets. The awards that use net income per share as the performance target will not be expensed until it is probable that the Company will meet the underlying performance condition. However, the awards that measure performance against a peer group are expensed even if the market condition is not met. No performance-based restricted Common Share awards have vested as of December 31, 2007.

Cash received from option exercises under all share-based payment arrangements for the fiscal years ended December 31, 2007, 2006 and 2005 was $1,409, $301 and $66, respectively. The actual tax benefit realized for the tax deductions from the vesting of restricted Common Shares and option exercises of the share-based payment arrangements totaled $360, $176 and $220 for the fiscal years ended December 31, 2007, 2006 and 2005, respectively.

8.	Employee Benefit Plans

The Company has certain defined contribution profit sharing and 401(k) plans covering substantially all of its employees in the US and United Kingdom. Company contributions are generally discretionary; however, a portion of these contributions is based upon a percentage of employee compensation, as defined in the plans. The Company’s policy is to fund all benefit costs accrued. For the fiscal years ended December 31, 2007, 2006 and 2005, expenses related to these plans amounted to $3,800, $3,556 and $3,828, respectively.

The Company has a single defined benefit pension plan that covers certain employees in the United Kingdom and a single postretirement benefit plan that covers certain employees in the U.S. As of December 31, 2003, employees covered under the United Kingdom defined benefit pension plan no longer accrue benefits related to future service and wage increases. In September 2006, the Board of Directors approved a proposal to discontinue life insurance benefits for all active and retired employees under the Company’s U.S. postretirement benefit plan effective September 30, 2006. The discontinuance of these benefits was accounted for as a plan settlement, resulting in a one-time non-cash gain of approximately $1,242. The remaining healthcare portion of the postretirement benefit plan is contributory, with the Company and plan participants sharing the cost of the plan.

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)

The following table sets forth the benefit obligation, fair value of plan assets, and the funded status of the Company’s plans; amounts recognized in the Company’s financial statements; and the principal weighted average assumptions used:

	Pension		Postretirement
	Benefit Plan		Benefit Plan
	2007	2006	2007	2006

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$22,681	$19,988	$508	$1,702
Service cost	140	92	—	40
Interest cost	1,180	994	25	67
Actuarial gain	(1,281)	(515)	(33)	(239)
Benefits paid	(820)	(663)	(53)	(80)
Settlement	—	—	—	(982)
Translation adjustments	401	2,785	—	—

Projected benefit obligation at end of year	$22,301	$22,681	$447	$508

Change in plan assets:
Fair value of plan assets at beginning of year	$20,056	$15,898	$—	$—
Actual return on plan assets	1,100	2,209	—	—
Employer contributions	260	276	53	387
Benefits paid	(820)	(663)	(53)	(80)
Settlement	—	—	—	(307)
Translation adjustments	350	2,336	—	—

Fair value of plan assets at end of year	$20,946	$20,056	$—	$—

Accumulated benefit obligation at end of year	$22,301	$22,681	$447	$508
Funded status at end of year	(1,355)	(2,625)	(447)	(508)
Amounts recognized in the consolidated balance
sheet consist of:
Accrued liabilities	(1,355)	(2,625)	(447)	(508)

At December 31, 2007 and 2006, long-term liabilities of $1,748 and $3,075 related to the defined benefit plan and postretirement benefit plan were recognized in the accompanying consolidated balance sheets as components of other liabilities. In addition, a current liability related to the other postretirement benefit plan of $54 and $58 was recognized as a component of accrued expenses and other on the consolidated balance sheets at December 31, 2007 and 2006, respectively.

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)

	Pension		Postretirement
	Benefit Plan		Benefit Plan
	2007	2006	2007	2006

Weighted average assumptions used to determine benefit obligation at December 31:
Discount rate	5.80%	5.15%	5.88%	5.80%
Rate of increase to compensation levels	N/A	N/A	N/A	N/A
Rate of increase to pensions in payment	3.30%	3.00%	N/A	N/A
Rate of future price inflation	3.20%	2.90%	N/A	N/A
Initial health care cost trend rate	N/A	N/A	10.00%	11.00%
Ultimate health care cost trend rate	N/A	N/A	6.00%	6.00%
Year that the ultimate trend rate is reached	N/A	N/A	2015	2011
Measurement date	12/31/07	12/31/06	12/31/07	12/31/06
Weighted average assumptions used to
determine net periodic benefit cost for the
years ended December 31:
Discount rate	5.15%	4.75%	5.80%	5.50%
Expected long-term return on plan assets	7.00%	6.40%	N/A	N/A
Rate of increase to compensation levels	N/A	N/A	N/A	2.50%
Rate of increase to pensions in payment	3.00%	3.00%	N/A	N/A
Rate of future price inflation	2.90%	2.75%	N/A	N/A
Initial health care cost trend rate	N/A	N/A	10.00%	11.00%
Ultimate health care cost trend rate	N/A	N/A	6.00%	6.00%
Year that the ultimate trend rate is reached	N/A	N/A	2015	2011
Measurement date	12/31/07	12/31/06	12/31/06	12/31/05

In the fiscal year ended December 31, 2006, the Company adopted the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). Prior to the adoption of SFAS 158, the Company’s accumulated benefit obligations and projected benefit obligations were equal, therefore upon adoption, there was no significant impact on the Company’s consolidated statement of financial position as of December 31, 2007. In addition, the provisions of SFAS 158 require the Company to disclose costs recognized in other comprehensive income for the period pursuant and the amortization amounts to be recognized in the next fiscal year, which are shown in the following tables:

	Pension	Postretirement
	Benefit Plan	Benefit Plan
	2007	2007

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial (gain) loss	$(1,120)	$28
Amortization of actuarial loss	(80)	—

Total recognized in other comprehensive income	$(1,200)	$28

Total recognized in net periodic pension cost and other comprehensive income	$(1,220)	$53

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)

No net amortization on actuarial gains or losses will be recognized in the next fiscal year.

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

Components of net periodic pension and postretirement (benefit) cost are as follows:

	Pension Benefit Plan			Postretirement Benefit Plan
	For the Fiscal Years			For the Fiscal Years
	Ended December 31,			Ended December 31,
	2007	2006	2005	2007	2006	2005

Service cost	$140	$92	$73	$—	$40	$114
Interest cost	1,180	994	981	25	67	112
Settlement gain	—	—	—	—	(1,242)	—
Expected return on plan assets	(1,420)	(1,086)	(999)	—	—	—
Amortization of actuarial loss (gain)	80	258	291	—	(17)	—

Net periodic (benefit) cost	$(20)	$258	$346	$25	$(1,152)	$226

A 1.0% change in assumed healthcare cost trend rates would not significantly impact the Company’s amounts reported for postretirement health benefits.

The Company’s defined benefit pension plan fair value weighted-average asset allocations at December 31 by asset category are as follows:

	2007	2006

Asset Category:
Equity securities	74%	81%
Debt securities	25	18
Other	1	1

Total	100%	100%

The Company’s target asset allocation, with a permitted range of ± 7.50%, as of December 31, 2007, by asset category, is as follows:

Asset Category:
Equity securities	75%
Debt securities	25%

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

The Company expects to contribute $259 to its defined benefit pension plan in 2008. The following pension and postretirement benefit payments are expected to be paid:

	Pension	Postretirement
	Benefit Plan	Benefit Plan

2008	$757	$54
2009	817	54
2010	857	53
2011	897	51
2012	937	49
2013 to 2017	5,281	198

9.	Fair Value of Financial Instruments

Financial Instruments

A financial instrument is cash or a contract that imposes an obligation to deliver, or conveys a right to receive cash or another financial instrument. The carrying values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. The estimated fair value of the Company’s senior notes (fixed rate debt) at December 31, 2007 and 2006, per quoted market sources, was $199.2 million and $206.0 million, respectively. On both dates, the carrying value was $200.0 million.

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

The Company conducts business internationally and therefore is exposed to foreign currency exchange risk. The Company uses derivative financial instruments, including foreign currency forward contracts, to mitigate its exposure to fluctuations in foreign currency exchange rates by reducing the effect of such fluctuations on foreign currency denominated intercompany transactions and other foreign currency exposures. The principal currencies hedged by the Company include the British pound and Mexican peso. In certain instances, the foreign currency forward contracts are marked to market, with gains and losses recognized in the Company’s consolidated statement of operations as a component of other (income) loss, net. The Company’s foreign currency forward and option contracts substantially offset gains and losses on the underlying foreign currency denominated transactions. In addition, the Company’s contracts intended to reduce exposure to the Mexican peso were executed to hedge forecasted transactions, and therefore the contracts are accounted for as cash flow hedges. The effective portion of the unrealized gain or loss is deferred and reported in the Company’s consolidated balance sheets as a component of accumulated other comprehensive income. The Company’s expectation is that the cash flow hedges will be highly effective in the future. The effectiveness of the transactions will be measured on an ongoing basis using the hypothetical operative method.

The Company’s foreign currency forward contracts have a notional value of $8,551 and $16,147 at December 31, 2007 and 2006, respectively. The purpose of these investments is to reduce exposure related to the Company’s British pound- denominated receivables. The estimated fair value of these contracts at December 31, 2007 and 2006, per quoted market sources, was approximately $(28) and $(502), respectively. In 2007, the Company used foreign

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)

currency option contracts to reduce the risk of exposures to the Mexican peso. The Company’s foreign currency option contracts expired as of December 31, 2007.

To mitigate the risk of future price volatility and, consequently, fluctuations in gross margins, the Company has entered into fixed price commodity swaps with a bank to fix the cost of copper purchases. We entered into fixed price swap contracts for 480 and 420 metric tonnes of copper in December 2006 and January 2007, respectively. These contracts fixed the cost of copper purchases in 2007 and expired on December 31, 2007. In December 2007, we entered into another fixed price swap contract for 1.0 million pounds of copper, which will last through 2008. Because these contracts were executed to hedge forecasted transactions, the contracts are accounted for as cash flow hedges. The unrealized gain or loss for the effective portion of the hedge is deferred and reported in the Company’s consolidated balance sheets as a component of accumulated other comprehensive income. The Company deems these cash flow hedges to be highly effective. The effectiveness of the transactions has been and will be measured on an ongoing basis using regression analysis. As of December 31, 2007, the fair value of the fixed price commodity swap contract, per quoted market sources, was approximately $57.

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

Relationship with Counsel.  Avery Cohen, a director and Secretary of the Company, is a partner in Baker & Hostetler LLP, a law firm, which has served as general outside counsel for the Company since 1993. The Company paid $1,193, $1,081 and $1,193 in legal fees to Baker & Hostetler, LLP for the fiscal years ended December 31, 2007, 2006 and 2005, respectively.

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

On December 29, 2006, the Company entered into a Partnership Interest Purchase Agreement (the “Purchase Agreement”) with Heritage Real Estate Fund V, LLC, a Maryland limited liability company (“Heritage”). Pursuant to the Purchase Agreement, on December 29, 2006, Stoneridge sold its 30% general partnership interest in IDA to Heritage for $1,035 in cash and recognized a gain of $1,627 that is included in the consolidated statement of operations as a component of other (income) loss, net. The transaction price was determined by the average of two independent appraisals.

Mr. Linehan is a member of Heritage owning a 14.2% membership interest in Heritage. The managing member of Heritage is Heritage Properties, Inc. Mr. Linehan is member of the Board of Directors of Heritage Properties, Inc. Mr. Linehan also owns approximately 26.35% of MI Holding Company, a Maryland corporation, which is a 5.0% general partner of IDA. On December 29, 2006, the estate of D.M. Draime also entered into a Partnership Interest Purchase Agreement with Heritage to sell the estate’s 10% limited partnership interest to Heritage for $345. The son of D.M. Draime, Jeffrey P. Draime, is a member of Stoneridge’s Board of Directors.

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)

12.	Restructuring

In January 2005, the Company announced restructuring initiatives related to the rationalization of certain manufacturing facilities in Europe and North America. These restructuring initiatives were completed in 2007. In connection with these initiatives, the Company recorded restructuring charges of $74, $608 and $5,098 in the Company’s consolidated statement of operations for the fiscal years ended December 31, 2007, 2006 and 2005.

On October 29, 2007, the Company announced restructuring initiatives to improve manufacturing efficiency and cost position by ceasing manufacturing operations at its Sarasota, Florida and Mitcheldean, England locations. These rationalizations are part of the Company’s cost reduction initiatives. In connection with these initiatives, the Company recorded restructuring charges of $1,027 in the Company’s consolidated statement of operations for the fiscal year ended December 31, 2007. Restructuring expenses that were general and administrative in nature were included in the Company’s consolidated statement of operations as part of restructuring charges, while the remaining restructuring related charges were included in cost of goods sold.

The charges related to the restructuring initiatives announced on October 29, 2007 that belong to the Electronics reportable segment included the following:

		Contract	Other
	Severance	Termination	Associated
	Costs	Costs	Costs	Total

Total expected restructuring charges	$3,454	$978	$5,582	$10,014

Fourth quarter 2007 charge to expense	$468	$—	$103	$571
Cash payments	—	—	(103)	(103)

Balance at December 31, 2007	$468	$—	$—	$468

Remaining expected restructuring charge	$2,986	$978	$5,479	$9,443

The charges related to the restructuring initiatives announced on October 29, 2007 that belong to the Control Devices reportable segment included the following:

			Other
	Severance	Fixed-Asset	Associated
	Costs	Costs	Costs	Total

Total expected restructuring charges	$1,687	$296	$5,362	$7,345

Fourth quarter 2007 charge to expense	$357	$—	$99	$456
Balance at December 31, 2007	$357	$—	$99	$456

Remaining expected restructuring charge	$1,330	$296	$5,263	$6,889

All restructuring charges, except for asset-related charges, result in cash outflows. Severance costs relate to a reduction in workforce. Other associated costs include premium direct labor, inventory and equipment move costs, relocation expense, increased inventory carrying cost and miscellaneous expenditures associated with exiting business activities. No fixed-asset impairment charges were incurred because assets are primarily being transferred to other locations for continued production.

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

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)

The Company has two reportable segments: Electronics and Control Devices. During the third quarter of 2007, a European operating segment in the Control Devices reportable segment experienced a change in future business prospects due to the loss of a significant customer contract. As a result, the Company announced that it would cease manufacturing at this location and transfer remaining production to an operating segment in the Electronics reportable segment. In addition, management and oversight responsibilities for this business were realigned to the Electronics reportable segment. Because the Company changed the structure of its internal organization in a manner that caused the composition of its reportable segments to change, the corresponding information for prior periods has been reclassified to conform to the current year reportable segment presentation.

The Company’s operating segments are aggregated based on sharing similar economic characteristics. Other aggregate factors include the nature of the products offered and management and oversight responsibilities. The Electronics reportable segment, formerly known as the Vehicle Management & Power Distribution reportable segment, produces electronic instrument clusters, electronic control units, driver information systems and electrical distribution systems, primarily wiring harnesses and connectors for electrical power and signal distribution. The Control Devices reportable segment produces electronic and electromechanical switches and control actuation devices and sensors.

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

A summary of financial information by reportable segment is as follows:

	For the Fiscal Years Ended
	December 31,
	2007	2006	2005
Net Sales
Electronics	$441,717	$442,427	$384,943
Intersegment sales	16,955	14,505	16,720

Electronics net sales	458,672	456,932	401,663

Control Devices	285,403	266,272	286,641
Intersegment sales	4,576	5,671	4,793

Control Devices net sales	289,979	271,943	291,434

Eliminations	(21,531)	(20,176)	(21,513)

Total consolidated net sales	$727,120	$708,699	$671,584

Income (Loss) Before Income Taxes
Electronics	$20,692	$20,882	$(216)
Control Devices	15,825	13,987	19,429
Other corporate activities	8,676	6,392	8,217
Corporate interest expense	(21,969)	(21,622)	(22,994)

Total consolidated income before income taxes	$23,224	$19,639	$4,436

Depreciation and Amortization
Electronics	$13,392	$10,564	$10,807
Control Devices	14,823	15,191	14,965
Corporate activities	288	425	385

Total consolidated depreciation and amortization(A)	$28,503	$26,180	$26,157

(A)	The amounts represent depreciation and amortization on fixed and certain intangible assets.

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)

	For the Fiscal Years Ended
	December 31,
	2007	2006	2005

Interest Expense (Income)
Electronics	$(203)	$130	$879
Control Devices	(7)	(8)	(1)
Corporate activities	21,969	21,622	22,994

Total consolidated interest expense	$21,759	$21,744	$23,872

Capital Expenditures
Electronics	$8,777	$13,522	$12,254
Control Devices	8,699	12,191	16,558
Corporate activities	665	182	122

Total consolidated capital expenditures	$18,141	$25,895	$28,934

	December 31,
	2007	2006	2005

Total Assets
Electronics	$218,655	$213,715	$187,058
Control Devices	180,785	187,004	194,723
Corporate(B)	282,695	266,117	248,633
Eliminations	(154,366)	(165,029)	(167,376)

Total consolidated assets	$527,769	$501,807	$463,038

(B)	Assets located at Corporate consist primarily of cash, fixed assets, deferred taxes and equity investments.

The following table presents net sales and non-current assets for the geographic areas in which the Company operates:

	For the Fiscal Years Ended
	December 31,
	2007	2006	2005

Net Sales
North America	$522,730	$541,479	$532,523
Europe and other	204,390	167,220	139,061

Total consolidated net sales	$727,120	$708,699	$671,584

	December 31,
	2007	2006	2005

Non-Current Assets
North America	$204,556	$215,429	$218,784
Europe and other	21,854	32,346	25,574

Total non-current assets	$226,410	$247,775	$244,358

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)

14.	Guarantor Financial Information

The senior notes are fully and unconditionally guaranteed, jointly and severally, by each of the Company’s existing and future domestic wholly-owned subsidiaries (Guarantor Subsidiaries). The Company’s non-U.S. subsidiaries do not guarantee the senior notes (Non-Guarantor Subsidiaries).

Presented below are summarized condensed consolidating financial statements of the Parent (which includes certain of the Company’s operating units), the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the Company on a consolidated basis, as of December 31, 2007 and December 31, 2006 and for each of the three fiscal years ended December 31, 2007, 2006 and 2005.

These summarized condensed consolidating financial statements are prepared under the equity method. Separate financial statements for the Guarantor Subsidiaries are not presented based on management’s determination that they do not provide additional information that is material to investors. Therefore, the Guarantor Subsidiaries are combined in the presentation below.

	December 31, 2007
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$48,705	$255	$46,964	$—	$95,924
Accounts receivable, net	53,456	26,798	42,034	—	122,288
Inventories, net	25,472	12,637	19,283	—	57,392
Prepaid expenses and other	(293,632)	294,298	15,260	—	15,926
Deferred income taxes	3,152	4,591	2,086	—	9,829

Total current assets	(162,847)	338,579	125,627	—	301,359

Long-Term Assets:
Property, plant and equipment, net	48,294	25,632	18,826	—	92,752
Other Assets:
Goodwill	44,585	20,591	—	—	65,176
Investments and other, net	38,783	331	340	—	39,454
Deferred income taxes	33,169	(2,843)	(1,298)	—	29,028
Investment in subsidiaries	438,271	—	—	(438,271)	—

Total long-term assets	603,102	43,711	17,868	(438,271)	226,410

Total Assets	$440,255	$382,290	$143,495	$(438,271)	$527,769

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$20,924	$19,533	$28,916	$—	$69,373
Accrued expenses and other	12,546	9,198	25,454	—	47,198

Total current liabilities	33,470	28,731	54,370	—	116,571

Long-Term Liabilities:
Long-term debt	200,000	—	—	—	200,000
Deferred income taxes	—	—	2,665	—	2,665
Other liabilities	596	393	1,355		2,344

Total long-term liabilities	200,596	393	4,020	—	205,009

Shareholders’ Equity	206,189	353,166	85,105	(438,271)	206,189

Total Liabilities and Shareholders’ Equity	$440,255	$382,290	$143,495	$(438,271)	$527,769

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

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)

Supplemental condensed consolidating financial statements (continued):

	For the Fiscal Year Ended December 31, 2007
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$345,212	$205,384	$256,357	$(79,833)	$727,120
Costs and Expenses:
Cost of goods sold	286,419	160,501	189,624	(77,147)	559,397
Selling, general and administrative	55,050	31,543	49,801	(2,686)	133,708
Gain on sale of property, plant and equipment, net	(392)	(1,318)	—	—	(1,710)
Restructuring charges	458	—	468	—	926

Operating Income	3,677	14,658	16,464	—	34,799
Interest expense (income), net	23,058	—	(1,299)	—	21,759
Other (income) loss, net	(10,545)	—	361	—	(10,184)
Equity earnings from subsidiaries	(28,673)	—	—	28,673	—

Income Before Income Taxes	19,837	14,658	17,402	(28,673)	23,224
Provision for income taxes	3,166	17	3,370	—	6,553

Net Income	$16,671	$14,641	$14,032	$(28,673)	$16,671

		For the Fiscal Year Ended December 31, 2006
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$352,050	$223,332	$219,870	$(86,553)	$708,699
Costs and Expenses:
Cost of goods sold	304,042	167,707	161,870	(83,826)	549,793
Selling, general and administrative	51,493	34,877	40,895	(2,727)	124,538
(Gain) Loss on sale of property, plant and equipment, net	(1,312)	4	5	—	(1,303)
Restructuring charges	368	224	16	—	608

Operating Income (Loss)	(2,541)	20,520	17,084	—	35,063
Interest expense (income), net	22,366	—	(622)	—	21,744
Other (income) loss, net	(7,919)	(291)	1,890	—	(6,320)
Equity earnings from subsidiaries	(32,998)	—	—	32,998	—

Income Before Income Taxes	16,010	20,811	15,816	(32,998)	19,639
Provision for income taxes	1,497	15	3,614	—	5,126

Net Income	$14,513	$20,796	$12,202	$(32,998)	$14,513

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

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)

Supplemental condensed consolidating financial statements (continued):

	For the Fiscal Year Ended December 31, 2007
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used for) operating activities	$20,239	$(505)	$14,091	$(300)	$33,525

INVESTING ACTIVITIES:
Capital expenditures	(9,034)	(3,895)	(5,212)	—	(18,141)
Proceeds from sale of fixed assets	7,663	4,643	9	—	12,315
Business acquisitions and other	—	—	—	—	—

Net cash (used for) provided by investing activities	(1,371)	748	(5,203)	—	(5,826)

FINANCING ACTIVITIES:
Borrowings (repayments) of long-term debt	—	—	(300)	300	—
Share-based compensation activity, net	2,119	—	—	—	2,119
Other financing costs	(1,219)	—	—	—	(1,219)

Net cash provided by (used for) financing activities	900	—	(300)	300	900

Effect of exchange rate changes on cash and cash equivalents	—	—	1,443	—	1,443

Net change in cash and cash equivalents	19,768	243	10,031	—	30,042
Cash and cash equivalents at beginning of period	28,937	12	36,933	—	65,882

Cash and cash equivalents at end of period	$48,705	$255	$46,964	$—	$95,924

	For the Fiscal Year Ended December 31, 2006
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used for) operating activities	$10,415	$5,603	$42,241	$(11,719)	$46,540

INVESTING ACTIVITIES:
Capital expenditures	(12,412)	(5,619)	(7,864)	—	(25,895)
Proceeds from sale of fixed assets	2,266	—	—	—	2,266
Proceeds from sale of partnership interest	1,153	—	—	—	1,153
Business acquisitions and other	(1,476)	245	(6)	(896)	(2,133)

Net cash used for investing activities	(10,469)	(5,374)	(7,870)	(896)	(24,609)

FINANCING ACTIVITIES:
Borrowings (repayments) of long-term debt	2,426	—	(14,189)	11,719	(44)
Share-based compensation activity, net	1,337	—	(1,036)	—	301
Shareholder Distributions	10,854	—	(10,854)	—	—
Other financing costs	6,620	(264)	(7,402)	896	(150)

Net cash provided by (used for) financing activities	21,237	(264)	(33,481)	12,615	107

Effect of exchange rate changes on cash and cash equivalents	—	—	3,060	—	3,060

Net change in cash and cash equivalents	21,183	(35)	3,950	—	25,098
Cash and cash equivalents at beginning of period	7,754	47	32,983	—	40,784

Cash and cash equivalents at end of period	$28,937	$12	$36,933	$—	$65,882

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)

Supplemental condensed consolidating financial statements (continued):

	For the Fiscal Year Ended December 31, 2005
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used for) operating activities	$3,280	$9,013	$(1,816)	$8,584	$19,061

INVESTING ACTIVITIES:
Capital expenditures	(14,608)	(8,992)	(5,334)	—	(28,934)
Proceeds from sale of fixed assets	—	—	1,664	—	1,664
Business acquisitions and other	(1,041)	(52)	—	811	(282)

Net cash used for investing activities	(15,649)	(9,044)	(3,670)	811	(27,552)

FINANCING ACTIVITIES:
Borrowings (repayments) of long-term debt	—	—	8,466	(8,584)	(118)
Share-based compensation activity, net	1	61	—	(61)	1
Other financing costs	(241)	—	750	(750)	(241)

Net cash (used for) provided by financing activities	(240)	61	9,216	(9,395)	(358)

Effect of exchange rate changes on cash and cash equivalents	—	—	(2,699)	—	(2,699)

Net change in cash and cash equivalents	(12,609)	30	1,031	—	(11,548)
Cash and cash equivalents at beginning of period	20,363	17	31,952	—	52,332

Cash and cash equivalents at end of period	$7,754	$47	$32,983	$—	$40,784

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data, unless otherwise indicated)

15.	Unaudited Quarterly Financial Data

The following is a summary of quarterly results of operations for 2007 and 2006:

	Quarter Ended
	Dec. 31	Sept. 30	Jun. 30	Mar. 31
	(In millions, except per share data)

2007
Net sales	$185.5	$172.8	$183.8	$185.0
Gross profit	48.1	37.9	38.9	42.8
Operating income	13.0	5.2	6.9	9.7
Net income	6.5	2.6	2.7	4.9
Earnings per share:
Basic(A)	$0.28	$0.11	$0.12	$0.21
Diluted(A)	$0.28	$0.11	$0.11	$0.21

	Quarter Ended
	Dec. 31	Sept. 30	Jul. 1	Apr. 1

2006
Net sales	$171.2	$172.4	$185.5	$179.6
Gross profit	36.0	38.2	44.0	40.7
Operating income	2.8	9.1	12.8	10.4
Net income	1.5	4.4	4.9	3.8
Earnings per share:
Basic(A)	$0.06	$0.19	$0.21	$0.17
Diluted(A)	$0.06	$0.19	$0.21	$0.16

(A)	Earnings per share for the year may not equal the sum of the four historical quarters earnings per share due to changes in basic and diluted shares outstanding.

STONERIDGE, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses	Write-offs	Period

Accounts receivable reserves:
Fiscal year ended December 31, 2005	$3,891	$2,559	$(1,888)	$4,562
Fiscal year ended December 31, 2006	4,562	1,877	(1,196)	5,243
Fiscal year ended December 31, 2007	5,243	905	(1,412)	4,736

			Exchange rate
	Balance at	Net additions	fluctuations	Balance at
	Beginning	charged to	and other	End of
	of Period	income	items	Period

Valuation allowance for deferred tax assets:
Fiscal year ended December 31, 2005	$12,116	$5,676	$380	$18,172
Fiscal year ended December 31, 2006	18,172	795	(1,587)	17,380
Fiscal year ended December 31, 2007	17,380	(1,104)	(256)	16,020

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There has been no disagreement between the management of the Company and its independent auditors on any matter of accounting principles or practices of financial statement disclosures, or auditing scope or procedure.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). In evaluating the Company’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Under the supervision and with the participation of our management, including the principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2007. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Stoneridge, Inc. and Subsidiaries

We have audited Stoneridge, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Stoneridge, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Stoneridge, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stoneridge, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Stoneridge, Inc. and Subsidiaries our report dated March 17, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Cleveland, Ohio
March 17, 2008

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 regarding our directors is incorporated by reference to the information under the sections and subsections entitled, “Proposal One: Election of Directors,” “Nominating and Corporate Governance Committee,” “Audit Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Guidelines” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 5, 2008. The information required by this Item 10 regarding our executive officers appears as a Supplementary Item following Item 4 under Part I hereof.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item 11 is incorporated by reference to the information under the sections and subsections “Compensation Committee,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Executive Compensation” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 5, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 (other than the information required by Item 201(d) of Regulation S-K which is set forth below) is incorporated by reference to the information under the heading “Security Ownership of Certain Beneficial Owners and Management” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 5, 2008.

In October 1997, we adopted a Long-Term Incentive Plan for our employees. In May 2002, we adopted a Director Share Option Plan for our directors. In April 2005, we adopted a Directors’ Restricted Shares Plan. In April 2006, we amended the Long-Term Incentive Plan, which expired on June 30, 2007. Our shareholders approved each plan. Equity compensation plan information, as of December 31, 2007, is as follows:

	Number of		Number of
	securities to be		securities
	issued upon the	Weighted-average	remaining available
	exercise of	exercise price of	for future issuance
	outstanding share	outstanding share	under equity
	options	options	compensation plans (1)

Equity compensation plans approved by shareholders	288,750	$10.57	2,033,300
Equity compensation plans not approved by shareholders	—	$—	—

(1)	Excludes securities reflected in the first column, “Number of securities to be issued upon the exercise of outstanding share options.” Also excludes 953,074 restricted Common Shares issued and outstanding to key employees pursuant to the Company’s Long-Term Incentive Plan and 40,800 restricted Common Shares issued and outstanding to directors under the Directors’ Restricted Shares Plan as of December 31, 2007.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 is incorporated by reference to the information under the sections and subsections “Transactions with Related Persons” and “Director Independence” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 5, 2008.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item 14 is incorporated by reference to the information under the sections and subsections “Service Fees Paid to Independent Registered Accounting Firm” and “Pre-Approval Policy” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 5, 2008.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this Form 10-K.

		Page in
		Form 10-K

(1)	Consolidated Financial Statements:
	Report of Independent Registered Public Accounting Firm	32
	Consolidated Balance Sheets as of December 31, 2007 and 2006	33
	Consolidated Statements of Operations for the Fiscal Years Ended December 31, 2007, 2006 and 2005	34
	Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2007, 2006 and 2005	35
	Consolidated Statements of Shareholders’ Equity for the Fiscal Years Ended December 31, 2007, 2006 and 2005	36
	Notes to Consolidated Financial Statements	37
(2)	Financial Statement Schedule:
	Schedule II — Valuation and Qualifying Accounts	70
(3)	Exhibits:
	See the List of Exhibits on the Index to Exhibits following the signature page.

(b)	The exhibits listed on the Index to Exhibits are filed as part of or incorporated by reference into this report.

(c)	Additional Financial Statement Schedules.

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONERIDGE, INC.

Date: March 17, 2008
/s/  GEORGE E. STRICKLER
George E. Strickler
Executive Vice President, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 17, 2008	/s/ JOHN C. COREY John C. Corey President, Chief Executive Officer and Director (Principal Executive Officer)

Date: March 17, 2008	/s/ WILLIAM M. LASKY William M. Lasky Chairman of the Board of Directors

Date: March 17, 2008	/s/ AVERY S. COHEN Avery S. Cohen Secretary and Director

Date: March 17, 2008	/s/ JEFFREY P. DRAIME Jeffrey P. Draime Director

Date: March 17, 2008	/s/ SHELDON J. EPSTEIN Sheldon J. Epstein Director

Date: March 17, 2008	/s/ DOUGLAS C. JACOBS Douglas C. Jacobs Director

Date: March 17, 2008	/s/ KIM KORTH Kim KorthDirector

Date: March 17, 2008	/s/ EARL L. LINEHAN Earl L. Linehan Director

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

3.1	Second Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-33285)).
3.2	Amended and Restated Code of Regulations of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 333-33285)).
4.1	Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).
4.2	Indenture dated as of May 1, 2002 among Stoneridge, Inc. as Issuer, Stoneridge Control Devices, Inc. and Stoneridge Electronics, Inc., as Guarantors, and Fifth Third Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 7, 2002).
10.1	Lease Agreement between Stoneridge, Inc. and Hunters Square, Inc., with respect to the Company’s division headquarters for Alphabet (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).
10.2	Form of Tax Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (No. 333-33285)).
10.11	Director Shares’ Option Plan (incorporated by reference to Exhibit 4 of the Company’s Registration Statement on Form S-8 (No. 333-96953)).
10.12	Form of Long-Term Incentive Plan Share Option Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).
10.13	Form of Directors’ Share Option Plan Share Option Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).
10.14	Form of Long-Term Incentive Plan Restricted Shares Grant Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).
10.15	Director’s Restricted Shares Plan (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (No. 333-127017)).
10.16	Form of Director’s Restricted Shares Plan Agreement, (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).
10.17	Form of Long-Term Incentive Plan Restricted Shares Grant Agreement including Performance and Time-Based Restricted Shares (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).
10.18	Amendment to Restricted Shares Grant Agreement (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).
10.19	Employment Agreement between the Company and John C. Corey (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 10-Q filed on May 8, 2006).
10.20	Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 28, 2006).
10.21	Outside Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 26, 2006).
10.22	Employees’ Deferred Compensation Plan (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on July 26, 2006).
10.23	Form of 2006 Restricted Shares Grant Agreement (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on July 26, 2006).
10.24	Form of 2006 Directors’ Restricted Shares Grant Agreement (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on July 26, 2006).
10.25	Annual Incentive Plan approved by Company’s Board of Directors (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on November 2, 2006).
10.26	Partnership Interest Purchase Agreement for the Sale of Company’s partnership interest in Industrial Development Associates Limited, dated December 29, 2006, (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

Exhibit
Number	Exhibit

10.27	Severance and Consulting Agreement for Edward F. Mosel, dated February 28, 2006 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 25, 2007).
10.28	Annual Incentive Plan approved by Company’s Board of Directors (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 9, 2007).
10.29	Credit Agreement dated as of November 2, 2007 among Stoneridge, Inc., as Borrower, the Lending Institutions Named Therein, as Lenders, National City Business Credit, Inc., as Administrative Agent and Collateral Agent, and National City Bank, as Lead Arranger and Issuer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 8, 2007).
10.30	Amended and Restated Change in Control Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2007).
14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).
21.1	Principal Subsidiaries and Affiliates of the Company, filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm, filed herewith.
23.2	Consent of Independent Registered Public Accounting Firm, filed herewith.
31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
99.1	Financial Statements of PST Eletrônica S.A., filed herewith.