Form 10-Q
period 2008-03-31
STONERIDGE INC
filed 2008-05-09
CIK 1043337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________to ________

Commission file number: 001-13337

STONERIDGE, INC.
(Exact name of registrant as specified in its charter)

Ohio	34-1598949
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9400 East Market Street, Warren, Ohio	44484
(Address of principal executive offices)	(Zip Code)

(330) 856-2443

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ࿠	Accelerated filer ☑	Non-accelerated filer ࿠	Smaller reporting company ࿠
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

The number of Common Shares, without par value, outstanding as of April 25, 2008 was 24,667,999.

STONERIDGE, INC. AND SUBSIDIARIES

Item 1. Financial Statements.

STONERIDGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2008	December 31, 2007
ASSETS	(Unaudited)	(Audited)

Current Assets:
Cash and cash equivalents	$88,273	$95,924
Accounts receivable, less reserves of $5,495 and $4,736, respectively	136,983	122,288
Inventories, net	66,591	57,392
Prepaid expenses and other	19,662	15,926
Deferred income taxes	10,188	9,829
Total current assets	321,697	301,359

Long-Term Assets:
Property, plant and equipment, net	91,853	92,752
Other Assets:
Goodwill	65,720	65,176
Investments and other, net	43,173	39,454
Deferred income taxes	24,618	29,028
Total long-term assets	225,364	226,410
Total Assets	$547,061	$527,769

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$76,581	$69,373
Accrued expenses and other	58,023	47,198
Total current liabilities	134,604	116,571

Long-Term Liabilities:
Long-term debt	189,000	200,000
Deferred income taxes	2,951	2,665
Other liabilities	2,363	2,344
Total long-term liabilities	194,314	205,009

Shareholders' Equity:
Preferred Shares, without par value, authorized 5,000 shares, none issued	-	-
Common Shares, without par value, authorized 60,000 shares, issued 24,687 and 24,601 shares and outstanding 24,668 and 24,209 shares, respectively, with no stated value	-	-
Additional paid-in capital	154,898	154,173
Common Shares held in treasury, 19 and 373 shares, respectively, at cost	(9)	(383)
Retained earnings	44,919	38,372
Accumulated other comprehensive income	18,335	14,027
Total shareholders’ equity	218,143	206,189
Total Liabilities and Shareholders' Equity	$547,061	$527,769

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007

Net Sales	$203,070	$185,028

Costs and Expenses:
Cost of goods sold	151,253	142,181
Selling, general and administrative	36,282	33,097
Restructuring charges	1,422	41

Operating Income	14,113	9,709

Interest expense, net	5,372	5,484
Equity in earnings of investees	(3,819)	(2,120)
Loss on early extinguishment of debt	499	-
Other loss, net	402	288

Income Before Income Taxes	11,659	6,057

Provision for income taxes	5,112	1,187

Net Income	$6,547	$4,870

Basic net income per share	$0.28	$0.21
Basic weighted average shares outstanding	23,286	22,990

Diluted net income per share	$0.28	$0.21
Diluted weighted average shares outstanding	23,647	23,403

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2008	2007
OPERATING ACTIVITIES:
Net income	$6,547	$4,870
Adjustments to reconcile net income to net cash provided by (used for) operating activities -
Depreciation	7,287	7,165
Amortization	433	398
Deferred income taxes	3,656	434
Equity in earnings of investees	(3,819)	(2,120)
Gain on sale of property, plant and equipment	(8)	(35)
Share-based compensation expense	1,081	587
Changes in operating assets and liabilities -
Accounts receivable, net	(12,189)	(13,325)
Inventories, net	(8,103)	(1,748)
Prepaid expenses and other	(2,560)	(2,462)
Other assets	23	324
Accounts payable	5,690	(5,544)
Accrued expenses and other	10,585	6,400
Net cash provided by (used for) operating activities	8,623	(5,056)

INVESTING ACTIVITIES:
Capital expenditures	(5,513)	(6,807)
Proceeds from sale of property, plant and equipment	36	35
Business acquisitions and other	(1,061)	-
Net cash used for investing activities	(6,538)	(6,772)

FINANCING ACTIVITIES:
Repayments of long-term debt	(11,000)	-
Share-based compensation activity, net	42	355
Premiums related to early extinguishment of debt	(358)	-
Net cash (used for) provided by financing activities	(11,316)	355

Effect of exchange rate changes on cash and cash equivalents	1,580	(142)

Net change in cash and cash equivalents	(7,651)	(11,615)

Cash and cash equivalents at beginning of period	95,924	65,882

Cash and cash equivalents at end of period	$88,273	$54,267

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

(1) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Stoneridge, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the Commission’s rules and regulations. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2007.

The Company has reclassified the presentation of certain prior-period information to conform to the current presentation.

(2) Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (“LIFO”) method for approximately 64% and 66% of the Company’s inventories at March 31, 2008 and December 31, 2007, respectively, and by the first-in, first-out (“FIFO”) method for all other inventories. Inventory cost includes material, labor and overhead. Inventories consist of the following:

	March 31, 2008	December 31, 2007

Raw materials	$38,846	$36,678
Work-in-progress	10,029	9,065
Finished goods	19,956	13,700
Total inventories	68,831	59,443
Less: LIFO reserve	(2,240)	(2,051)
Inventories, net	$66,591	$57,392

(3) Fair Value of Financial Instruments

Financial Instruments

A financial instrument is cash or a contract that imposes an obligation to deliver, or conveys a right to receive cash or another financial instrument. The carrying values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. The estimated fair value of the Company’s senior notes (fixed rate debt) at March 31, 2008 and December 31, 2007, per quoted market sources, was $191.1 million and $199.2 million, respectively. The carrying value was $189.0 million and $200.0 million as of March 31, 2008 and December 31, 2007, respectively.

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

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

As a result of the Company’s international business presence it is exposed to foreign currency exchange risk. The Company uses derivative financial instruments, including foreign currency forward contracts, to mitigate its exposure to fluctuations in foreign currency exchange rates by reducing the effect of such fluctuations on foreign currency denominated intercompany transactions and other foreign currency exposures. The principal currency hedged by the Company is the British pound. In certain instances, the foreign currency forward contracts are marked to market, with gains and losses recognized in the Company’s condensed consolidated statement of operations as a component of other loss, net. The Company’s foreign currency forward contracts substantially offset gains and losses on the underlying foreign currency denominated transactions.

The Company’s foreign currency forward contracts had a notional value of $8,720 and $8,551 at March 31, 2008 and December 31, 2007, respectively. As of March 31, 2008, the purpose of the foreign currency forward contracts is to reduce the risk of exposure related to the Company’s British pound-denominated receivables. At December 31, 2007, the Company also used forward currency contracts to reduce the risk of exposure related to the Company’s Mexican peso- and Swedish krona-denominated receivables. The estimated fair value of the existing contracts at March 31, 2008 and December 31, 2007, per quoted market sources, was approximately $77 and $(28), respectively. For the three months ended March 31, 2008, the Company recognized a $20 gain related to these contracts in the condensed consolidated statement of operations as a component of other loss, net. In 2007, the Company used foreign currency option contracts to reduce the risk of exposures to the Mexican peso. The Company’s foreign currency option contracts expired as of December 31, 2007.

To mitigate the risk of future price volatility and, consequently, fluctuations in gross margins, the Company has entered into fixed price commodity swaps with a bank to fix the cost of copper purchases. We entered into fixed price swap contracts for 480 and 420 metric tonnes of copper in December 2006 and January 2007, respectively. These contracts fixed the cost of copper purchases in 2007 and expired on December 31, 2007. In December 2007, we entered into a fixed price swap contract for 1.0 million pounds of copper, which will last through December 2008. Because these contracts were executed to hedge forecasted transactions, the contracts are accounted for as cash flow hedges. The unrealized gain or loss for the effective portion of the hedge is deferred and reported in the Company’s consolidated balance sheets as a component of accumulated other comprehensive income. The Company deems these cash flow hedges to be highly effective. The effectiveness of the transactions has been and will be measured on an ongoing basis using regression analysis. The fair value of the fixed price commodity swap contract, per quoted market sources, was approximately $740 and $57 at March 31, 2008 and December 31, 2007, respectively. For the three months March 31, 2008, the Company recognized a $68 gain related to these contracts in the condensed consolidated statement of operations as a component of costs of goods sold.

Statement of Financial Accounting Standard No. 157, Fair Value Measurements

Effective January 1, 2008, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS No. 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements. In accordance with Financial Accounting Standards Board Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), we will defer the adoption of SFAS 157 for our nonfinancial assets and nonfinancial liabilities until January 1, 2009. The adoption of SFAS 157 did not have a material impact on our fair value measurements.

The following table presents our assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. As of March 31, 2008 the Company does not have liabilities that are measured at fair value. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

	Fair Value Measurements at March 31, 2008
Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale equity investments	$288	$288	$-	$-
Derivatives	817	-	817	-
Total	$1,105	$288	$817	$-

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

Equity investments are valued using a market approach based on the quoted market prices of identical instruments when available or other observable inputs such as trading prices of identical instruments in active markets.  Our foreign currency forward contracts are valued using an income approach based on the present value of the forward rate less the contract rate multiplied by the notional amount. Commodity swaps are valued using an income approach based on the present value of the commodity index prices less the contract rate multiplied by the notional amount.

(4) Share-Based Compensation

Total compensation related expense recognized in the condensed consolidated statements of operations for share-based compensation arrangements was $1,081 and $587 for the three months ended March 31, 2008 and 2007, respectively. The total income tax benefit recognized in the condensed consolidated statements of operations for share-based compensation arrangements was $378 and $205 for the three months ended March 31, 2008 and 2007, respectively. There was no share-based compensation cost capitalized as inventory or fixed assets for either period.

(5) Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and disclosure of comprehensive income.

The components of comprehensive income, net of tax are as follows:

	Three Months Ended March 31,
	2008	2007

Net income	$6,547	$4,870
Other comprehensive income:
Currency translation adjustments	3,816	449
Pension and postretirement liability adjustments	(9)	(8)
Unrealized gain (loss) on marketable securities	(17)	51
Unrecognized gain on derivatives	518	472
Total other comprehensive income	4,308	964
Comprehensive income	$10,855	$5,834

Accumulated other comprehensive income, net of tax is comprised of the following:

	March 31,	December 31,
	2008	2007

Foreign currency translation adjustments	$18,328	$14,512
Pension and postretirement liability adjustments	(437)	(428)
Unrealized loss on marketable securities	(37)	(20)
Unrecognized gain (loss) on derivatives	481	(37)
Accumulated other comprehensive income	$18,335	$14,027

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

6) Long-Term Debt

Senior Notes

The Company had $189.0 and $200.0 million of senior notes outstanding at March 31, 2008 and December 31, 2007, respectively. During the first quarter of 2008, the Company repurchased and retired $11.0 million in face value of the senior notes. The outstanding senior notes bear interest at an annual rate of 11.50% and mature on May 1, 2012. The senior notes are redeemable, at the Company’s option, at 103.833 until April 30, 2009. The senior notes will remain redeemable at various levels until the maturity date. Interest is payable on May 1 and November 1 of each year.

Credit Facility

On November 2, 2007, the Company entered into an asset-based credit facility, which permits borrowing up to a maximum level of $100.0 million. At March 31, 2008, there were no borrowings on this asset-based credit facility. The available borrowing capacity on this credit facility is based on eligible current assets, as defined. At March 31, 2008, the Company had borrowing capacity of $83.1 million based on eligible current assets. The asset-based credit facility does not contain financial performance covenants; however, restrictions include limits on capital expenditures, operating leases and dividends. The asset-based credit facility expires on November 1, 2011, and requires a commitment fee of 0.25% on the unused balance. Interest is payable quarterly at either (i) the higher of the prime rate or the Federal Funds rate plus 0.50%, plus a margin of 0.00% to 0.25% or (ii) LIBOR plus a margin of 1.00% to 1.75%, depending upon the Company’s undrawn availability, as defined.

(7) Net Income Per Share

Basic net income per share was computed by dividing net income by the weighted-average number of Common Shares outstanding for each respective period. Diluted net income per share was calculated by dividing net income by the weighted-average of all potentially dilutive Common Shares that were outstanding during the periods presented.

Actual weighted-average shares outstanding used in calculating basic and diluted net income per share are as follows:

	Three Months Ended March 31,
	2008	2007

Basic weighted-average shares outstanding	23,285,848	22,989,615
Effect of dilutive securities	360,828	413,185
Diluted weighted-average shares outstanding	23,646,676	23,402,800

Options not included in the computation of diluted net income per share to purchase 167,750 and 410,250 Common Shares at an average price of $13.12 and $14.07 per share were outstanding at March 31, 2008 and March 31, 2007, respectively. These outstanding options were not included in the computation of diluted net income per share because their respective exercise prices were greater than the average market price of Common Shares and, therefore, their effect would have been anti-dilutive.

As of March 31, 2008, 711,375 performance-based restricted shares were outstanding. These shares were not included in the computation of diluted net income per share because not all vesting conditions were achieved as of March 31, 2008. These shares may or may not become dilutive based on the Company’s ability to exceed future earnings thresholds or attain certain targets of total return to its shareholders measured against a peer group’s performance.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

(8) Restructuring

In January 2005, the Company announced restructuring initiatives related to the rationalization of certain manufacturing facilities in Europe and North America. These restructuring initiatives were completed in 2007.

On October 29, 2007, the Company announced restructuring initiatives to improve manufacturing efficiency and cost position by ceasing manufacturing operations at its Sarasota, Florida, and Mitcheldean, United Kingdom, locations. These rationalizations are part of the Company’s cost reduction initiatives. In connection with these initiatives, the Company recorded restructuring charges of $2,520 in the Company’s consolidated statement of operations for the three months ended March 31, 2008. Restructuring expenses that were general and administrative in nature were included in the Company’s condensed consolidated statements of operations as restructuring charges, while the remaining restructuring related expenses were included in cost of goods sold.

The charges related to the restructuring initiatives announced on October 29, 2007 that belong to the Electronics reportable segment included the following:

	Severance Costs	Contract Termination Costs	Other Associated Costs	Total

Total expected restructuring charges	$3,454	$978	$5,582	$10,014

Fourth quarter 2007 charge to expense	$468	$-	$103	$571
Cash payments	-	-	(103)	(103)

Accrued balance at December 31, 2007	468	-	-	468

First quarter 2008 charge to expense	873	-	614	1,487
Cash payments	-	-	(614)	(614)

Accrued balance at March 31, 2008	$1,341	$-	$-	$1,341

Remaining expected restructuring charge	$2,113	$978	$4,865	$7,956

The charges related to the restructuring initiatives announced on October 29, 2007 that belong to the Control Devices reportable segment included the following:

	Severance Costs	Fixed-Asset Costs	Other Associated Costs	Total (A)

Total expected restructuring charges	$1,851	$296	$4,748	$6,895

Fourth quarter 2007 charge to expense	$357	$-	$99	$456
Cash payments	-	-	-	-

Accrued balance at December 31, 2007	357	-	99	456

First quarter 2008 charge to expense	365	-	668	1,033
Cash payments	-	-	(722)	(722)

Accrued balance at March 31, 2008	$722	$-	$45	$767

Remaining expected restructuring charge	$1,129	$296	$3,981	$5,406

(A)	Total expected restructuring charges does not include the expected gain from the future sale of the Company’s Sarasota, Florida, facility

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

All restructuring charges, except for asset-related charges, result in cash outflows. Severance costs relate to a reduction in workforce. Other associated costs include premium direct labor, inventory and equipment move costs, relocation expense, increased inventory carrying cost and miscellaneous expenditures associated with exiting business activities. No fixed-asset impairment charges were incurred because assets are being transferred to other locations for continued production.

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

The following provides a reconciliation of changes in product warranty and recall liability for the three months ended March 31, 2008 and 2007:

	2008	2007

Product warranty and recall at beginning of period	$5,306	$5,825
Accruals for products shipped during period	841	557
Aggregate changes in pre-existing liabilities due to claims developments	664	510
Settlements made during the period (in cash or in kind)	(617)	(1,021)
Product warranty and recall at end of period	$6,194	$5,871

(10) Employee Benefit Plans
The Company has a single defined benefit pension plan that covers certain employees in the United Kingdom and a postretirement benefit plan that covers certain employees in the U.S. The components of net periodic benefit cost under the plans are as follows:

	Pension Benefit Plan		Postretirement Benefit Plan
	Three Months Ended March 31,		Three Months Ended March 31,
	2008	2007	2008	2007

Service cost	$35	$42	$-	$3
Interest cost	316	507	-	6
Expected return on plan assets	(361)	(566)	-	-
Amortization of actuarial loss	-	110	-	(1)
Net periodic benefit cost	$(10)	$93	$-	$8

The Company previously disclosed in its financial statements for the year ended December 31, 2007 that it expected to contribute $259 to its pension plan in 2008. Of this amount, contributions of $64 have been made to the pension plan as of March 31, 2008.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

(11) Income Taxes

The Company recognized a provision for income taxes of $5,112, or 43.9% of pre-tax income, and $1,187, or 19.6% of pre-tax income, for federal, state and foreign income taxes for the three months ended March 31, 2008 and 2007, respectively. The increase in the effective tax rate for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, was primarily attributable to the costs incurred to restructure the Company’s United Kingdom operations. As the Company does not believe that the related tax benefit of those losses will be realized, a valuation allowance was recorded against the deferred tax assets associated with those foreign losses. In addition the effective rate was unfavorably impacted due to the expiration of the federal research and development tax credit at December 31, 2007.

As of December 31, 2007, the Company provided a liability of $4,618, excluding interest and penalties, for unrecognized tax benefits related to various federal, state and foreign income tax matters. The liability for uncertain tax positions is classified as a non-current income tax liability unless it is expected to be paid within one year. At March 31, 2008 the Company has classified $1,544 as a current liability and $3,393 as a reduction to non-current deferred income tax assets. The liability for unrecognized tax positions decreased by $5 for the quarter ended March 31, 2008 resulting in a balance at March 31, 2008 of $4,613. Through a combination of possible state audit settlements and the expiration of certain statutes of limitation, the amount of unrecognized tax benefits could decrease by approximately $290-$800 within the next 12 months.

If the Company’s tax positions are sustained by the taxing authorities in favor of the Company, approximately $4,407 would reduce the Company’s effective tax rate.

The Company classifies interest expense and, if applicable, penalties which could be assessed related to unrecognized tax benefits as a component of income tax expense. For the three months ended March 31, 2008 and 2007, the Company recognized approximately $46 and $(88) of gross interest and penalties, respectively. The Company has accrued approximately $719 and $672 for the payment of interest and penalties at March 31, 2008 and December 31, 2007, respectively.

The Company conducts business globally and, as a result, the Company or a subsidiary of the Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The following table summarizes the open tax years for each important jurisdiction:

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

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

(12) Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). This standard improves reporting by creating greater consistency in the accounting and financial reporting of business combinations. Additionally, SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption of this standard is prohibited. In the absence of any planned future business combinations, management does not currently expect SFAS 141(R) to have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). This standard improves the relevance, comparability and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way. Additionally, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption of this standard is prohibited. In the absence of any noncontrolling (minority) interests, management does not currently expect SFAS 160 to have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard becomes effective on January 1, 2009. Earlier adoption of SFAS 161 and, separately, comparative disclosures for earlier periods at initial adoption are encouraged. As SFAS 161 only requires enhanced disclosures, this standard will have no impact on the Company’s financial position, results of operations or cash flows.

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

The Company has two reportable segments: Electronics and Control Devices. During the third quarter of 2007, a European business unit in the Control Devices reportable segment experienced a change in future business prospects due to the loss of a significant customer contract. As a result, the Company announced that it would cease manufacturing at this location and transfer remaining production to a business unit in the Electronics reportable segment. In addition, management and oversight responsibilities for this business were realigned to the Electronics reportable segment. Because the Company changed the structure of its internal organization in a manner that caused the composition of its reportable segments to change, the corresponding information for prior periods has been reclassified to conform to the current year reportable segment presentation.

The Company’s operating segments are aggregated based on sharing similar economic characteristics. Other aggregation factors include the nature of the products offered and management and oversight responsibilities. The Electronics reportable segment produces electronic instrument clusters, electronic control units, driver information systems and electrical distribution systems, primarily wiring harnesses and connectors for electrical power and signal distribution. The Control Devices reportable segment produces electronic and electromechanical switches, control actuation devices and sensors.

The accounting policies of the Company’s reportable segments are the same as those described in Note 2, “Summary of Significant Accounting Policies” of the Company’s December 31, 2007 Form 10-K. The Company’s management evaluates the performance of its reportable segments based primarily on revenues from external customers, capital expenditures and income before income taxes. Inter-segment sales are accounted for on terms similar to those to third parties and are eliminated upon consolidation.

A summary of financial information by reportable segment is as follows:

	Three Months Ended March 31,
	2008	2007
Net Sales
Electronics	$133,216	$110,565
Inter-segment sales	3,743	4,585
Electronics net sales	136,959	115,150

Control Devices	69,854	74,463
Inter-segment sales	1,320	1,366
Control Devices net sales	71,174	75,829

Eliminations	(5,063)	(5,951)
Total consolidated net sales	$203,070	$185,028

Income Before Income Taxes
Electronics	$12,991	$5,153
Control Devices	2,076	4,482
Other corporate activities	1,907	1,948
Corporate interest expense	(5,315)	(5,526)
Total consolidated income before income taxes	$11,659	$6,057

Depreciation and Amortization
Electronics	$3,516	$3,168
Control Devices	3,829	3,967
Corporate activities	(6)	85
Total consolidated depreciation and amortization(A)	$7,339	$7,220

(A) These amounts exclude the amortization of deferred financing costs.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

	Three Months Ended March 31,
	2008	2007
Interest Expense (Income)
Electronics	$57	$(41)
Control Devices	-	(1)
Corporate activities	5,315	5,526
Total consolidated interest expense, net	$5,372	$5,484

Capital Expenditures
Electronics	$1,771	$3,337
Control Devices	3,694	2,804
Corporate activities	48	666
Total consolidated capital expenditures	$5,513	$6,807

	March 31, 2008	December 31, 2007
Total Assets
Electronics	$231,728	$214,119
Control Devices	189,599	180,785
Corporate(B)	289,521	282,695
Eliminations	(163,787)	(149,830)
Total consolidated assets	$547,061	$527,769

(B) Assets located at Corporate consist primarily of cash, deferred taxes and equity investments.

The following table presents net sales and non-current assets for each of the geographic areas in which the Company operates:

	Three Months Ended March 31,
	2008	2007
Net Sales
North America	$147,198	$134,061
Europe and other	55,872	50,967
Total consolidated net sales	$203,070	$185,028

	March 31, 2008	December 31, 2007
Non-Current Assets
North America	$203,080	$204,556
Europe and other	22,284	21,854
Total consolidated non-current assets	$225,364	$226,410

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

(14) Investments

PST Eletrônica S.A.

The Company has a 50% equity interest in PST Eletrônica S.A. (“PST”), a Brazilian electronic system provider focused on security and convenience applications primarily for the vehicle and motorcycle industry. The investment is accounted for under the equity method of accounting. The Company’s investment in PST was $33,592 and $29,663 at March 31, 2008 and December 31, 2007, respectively.

Condensed financial information for PST is as follows:

	Three Months Ended March 31,
	2008	2007

Revenues	$43,946	$27,351
Cost of sales	$21,048	$12,823

Total pre-tax income	$8,763	$5,325
The Company's share of pre-tax income	$4,382	$2,663

Equity in earnings of PST included in the condensed consolidated statements of operations was $3,594 and $2,015 for the three months ended March 31, 2008 and 2007, respectively.

Minda Stoneridge Instruments Ltd.

The Company has a 49% interest in Minda Stoneridge Instruments Ltd. (“Minda”), a company based in India that manufactures electronics and instrumentation equipment for the motorcycle and commercial vehicle market. The investment is accounted for under the equity method of accounting. The Company’s investment in Minda was $4,736 and $4,547 at March 31, 2008 and December 31, 2007, respectively. Equity in earnings of Minda included in the condensed consolidated statements of operations was $225 and $105, for the three months ended March 31, 2008 and 2007, respectively.

Business Acquisition

On March 31, 2008, the Company acquired 100% of a Swedish aftermarket distributor of Stoneridge products for net cash of $1,074. Fair value of the assets acquired will be finalized in the second quarter of 2008.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

(15) Guarantor Financial Information

The senior notes are fully and unconditionally guaranteed, jointly and severally, by each of the Company’s existing and future domestic wholly owned subsidiaries (Guarantor Subsidiaries). The Company’s non-U.S. subsidiaries do not guarantee the senior notes (Non-Guarantor Subsidiaries).

Presented below are summarized consolidating financial statements of the Parent (which includes certain of the Company’s operating units), the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the Company on a condensed consolidated basis as of March 31, 2008 and December 31, 2007 and for each of the three months ended March 31, 2008 and 2007, respectively.

These summarized condensed consolidating financial statements are prepared under the equity method. Separate financial statements for the Guarantor Subsidiaries are not presented based on management’s determination that they do not provide additional information that is material to investors. Therefore, the Guarantor Subsidiaries are combined in the presentations on the subsequent pages.

	March 31, 2008
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS

Current Assets:
Cash and cash equivalents	$42,764	$52	$45,457	$-	$88,273
Accounts receivable, net	61,928	31,919	43,136	-	136,983
Inventories, net	30,216	12,418	23,957	-	66,591
Prepaid expenses and other	(286,867)	294,487	12,042	-	19,662
Deferred income taxes	3,235	4,470	2,483	-	10,188
Total current assets	(148,724)	343,346	127,075	-	321,697

Long-Term Assets:
Property, plant and equipment, net	48,619	25,285	17,949	-	91,853
Other Assets:
Goodwill	44,585	20,591	544	-	65,720
Investments and other, net	42,363	295	515	-	43,173
Deferred income taxes	28,630	(2,719)	(1,293)	-	24,618
Investment in subsidiaries	445,976	-	-	(445,976)	-
Total long-term assets	610,173	43,452	17,715	(445,976)	225,364
Total Assets	$461,449	$386,798	$144,790	$(445,976)	$547,061

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$29,356	$21,445	$25,780	$-	$76,581
Accrued expenses and other	24,360	9,197	24,466	-	58,023
Total current liabilities	53,716	30,642	50,246	-	134,604

Long-Term Liabilities:
Long-term debt	189,000	-	-	-	189,000
Deferred income taxes	-	-	2,951	-	2,951
Other liabilities	590	393	1,380	-	2,363
Total long-term liabilities	189,590	393	4,331	-	194,314

Shareholders' Equity	218,143	355,763	90,213	(445,976)	218,143

Total Liabilities and Shareholders’ Equity	$461,449	$386,798	$144,790	$(445,976)	$547,061

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

Supplemental condensed consolidating financial statements (continued):

	December 31, 2007
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS

Current Assets:
Cash and cash equivalents	$48,705	$255	$46,964	$-	$95,924
Accounts receivable, net	53,456	26,798	42,034	-	122,288
Inventories, net	25,472	12,637	19,283	-	57,392
Prepaid expenses and other	(293,632)	294,298	15,260	-	15,926
Deferred income taxes	3,152	4,591	2,086	-	9,829
Total current assets	(162,847)	338,579	125,627	-	301,359

Long-Term Assets:
Property, plant and equipment, net	48,294	25,632	18,826	-	92,752
Other Assets:
Goodwill	44,585	20,591	-	-	65,176
Investments and other, net	38,783	331	340	-	39,454
Deferred income taxes	33,169	(2,843)	(1,298)	-	29,028
Investment in subsidiaries	438,271	-	-	(438,271)	-
Total long-term assets	603,102	43,711	17,868	(438,271)	226,410
Total Assets	$440,255	$382,290	$143,495	$(438,271)	$527,769

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$20,924	$19,533	$28,916	$-	$69,373
Accrued expenses and other	12,546	9,198	25,454	-	47,198
Total current liabilities	33,470	28,731	54,370	-	116,571

Long-Term Liabilities:
Long-term debt	200,000	-	-	-	200,000
Deferred income taxes	-	-	2,665	-	2,665
Other liabilities	596	393	1,355		2,344
Total long-term liabilities	200,596	393	4,020	-	205,009

Shareholders' Equity	206,189	353,166	85,105	(438,271)	206,189

Total Liabilities and Shareholders’ Equity	$440,255	$382,290	$143,495	$(438,271)	$527,769

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

Supplemental condensed consolidating financial statements (continued):

	Three Months Ended March 31, 2008
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net Sales	$104,046	$52,567	$70,331	$(23,874)	$203,070

Costs and Expenses:
Cost of goods sold	82,557	40,259	51,667	(23,230)	151,253
Selling, general and administrative	14,265	8,445	14,216	(644)	36,282
Restructuring charges	541	-	881	-	1,422

Operating Income	6,683	3,863	3,567	-	14,113

Interest expense (income), net	5,523	-	(151)	-	5,372
Other (income) loss, net	(3,321)	-	403	-	(2,918)
Equity earnings from subsidiaries	(6,125)	-	-	6,125	-

Income Before Income Taxes	10,606	3,863	3,315	(6,125)	11,659

Provision for income taxes	4,059	63	990	-	5,112

Net Income	$6,547	$3,800	$2,325	$(6,125)	$6,547

	Three Months Ended March 31, 2007
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net Sales	$88,851	$52,071	$63,975	$(19,869)	$185,028

Costs and Expenses:
Cost of goods sold	78,544	36,581	46,267	(19,211)	142,181
Selling, general and administrative	12,982	8,033	12,740	(658)	33,097
Restructuring charges	41	-	-	-	41

Operating Income (Loss)	(2,716)	7,457	4,968	-	9,709

Interest expense (income), net	5,798	-	(314)	-	5,484
Other (income) loss, net	(2,033)	26	175	-	(1,832)
Equity earnings from subsidiaries	(11,491)	-	-	11,491	-

Income Before Income Taxes	5,010	7,431	5,107	(11,491)	6,057

Provision for income taxes	140	4	1,043	-	1,187

Net Income	$4,870	$7,427	$4,064	$(11,491)	$4,870

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

Supplemental condensed consolidating financial statements (continued):

	Three Months Ended March 31, 2008
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by (used for) operating activities	$8,840	$1,151	$(1,368)	$-	$8,623

INVESTING ACTIVITIES:
Capital expenditures	(3,501)	(1,354)	(658)	-	(5,513)
Proceeds from the sale of fixed assets	36	-	-	-	36
Business acquisitions and other	-	-	(1,061)	-	(1,061)
Net cash used for investing activities	(3,465)	(1,354)	(1,719)	-	(6,538)

FINANCING ACTIVITIES:
Repayments of long-term debt	(11,000)	-	-	-	(11,000)
Share-based compensation activity, net	42	-	-	-	42
Other financing costs	(358)	-	-	-	(358)
Net cash used for financing activities	(11,316)	-	-	-	(11,316)

Effect of exchange rate changes on cash and cash equivalents	-	-	1,580	-	1,580
Net change in cash and cash equivalents	(5,941)	(203)	(1,507)	-	(7,651)
Cash and cash equivalents at beginning of period	48,705	255	46,964	-	95,924
Cash and cash equivalents at end of period	$42,764	$52	$45,457	$-	$88,273

	Three Months Ended March 31, 2007
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by (used for) operating activities	$(2,597)	$1,504	$(3,663)	$(300)	$(5,056)

INVESTING ACTIVITIES:
Capital expenditures	(3,403)	(1,472)	(1,932)	-	(6,807)
Proceeds from the sale of fixed assets	35	-	-	-	35
Net cash used for investing activities	(3,368)	(1,472)	(1,932)	-	(6,772)

FINANCING ACTIVITIES:
Borrowings (repayments) of long-term debt	(156)	-	(144)	300	-
Share-based compensation activity, net	355	-	-	-	355
Net cash provided by (used for) financing activities	199	-	(144)	300	355

Effect of exchange rate changes on cash
and cash equivalents	-	-	(142)	-	(142)
Net change in cash and cash equivalents	(5,766)	32	(5,881)	-	(11,615)
Cash and cash equivalents at beginning of period	28,937	12	36,933	-	65,882
Cash and cash equivalents at end of period	$23,171	$44	$31,052	$-	$54,267

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following Management Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Stoneridge, Inc. (the “Company”). This MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes to the financial statements.

We are an independent designer and manufacturer of highly engineered electrical and electronic components, modules and systems for the automotive, medium- and heavy-duty truck, agricultural and off-highway vehicle markets.

Our revenue for the first quarter of 2008 was favorably affected by both strong electronics sales in North America and Europe and the impact of foreign currency translation. This increase was partially offset by lower sales volumes to our North American automotive and commercial vehicle markets.

We recognized net income for the first quarter ended March 31, 2008 of $6.5 million, or $0.28 per diluted share, compared with net income of $4.9 million, or $0.21 per diluted share, for the first quarter of 2007.

Our first quarter 2008 profitability was favorably affected by new business sales in North America and favorable sales mix relative to the first quarter of 2007. In addition, our PST Eletrônica S.A. (“PST”) joint venture in Brazil continued to perform well, resulting in equity earnings of $3.6 million for the first quarter of 2008 compared to $2.0 million in the first quarter of 2007.

The increase in profitability was partially offset by increased selling, general and administrative expenses (“SG&A”) due to increased design and development expenses related to new product launches and business development in our European commercial vehicle business.

Also affecting our profitability were restructuring initiatives that began in the fourth quarter of 2007 to improve the Company’s manufacturing efficiency and cost position by ceasing manufacturing operations at our Sarasota, Florida, and Mitcheldean, United Kingdom, locations. Related first quarter 2008 expenses were approximately $2.5 million, primarily comprised of one-time termination benefits and line-transfer expenses. We anticipate incurring total pre-tax charges of approximately $9.0 million to $13.0 million in 2008 for the restructuring, net of an expected gain from the future sale of our Sarasota, Florida, facility.

Significant factors inherent to our markets that could affect our results for 2008 include the financial stability of our customers and suppliers as well as our ability to successfully execute our planned productivity and cost reduction initiatives. We are undertaking these initiatives to mitigate commodity price increases and customer-demanded price reductions. Our results for 2008 also depend on conditions in the automotive and commercial vehicle industries, which are generally dependent on domestic and global economies.

Results of Operations

We are primarily organized by markets served and products produced. Under this organizational structure, our operations have been aggregated into two reportable segments: Electronics and Control Devices. The Electronics reportable segment includes results of operations that design and manufacture electronic instrument clusters, electronic control units, driver information systems and electrical distribution systems, primarily wiring harnesses and connectors for electrical power and signal distribution. The Control Devices reportable segment includes results of operations from our operations that design and manufacture electronic and electromechanical switches, control actuation devices and sensors.

During the third quarter of 2007, a European business unit in the Control Devices reportable segment experienced a change in future business prospects due to the loss of a significant customer contract. As a result, the Company announced that it would cease manufacturing at this location and transfer remaining production to a business unit in the Electronics reportable segment. In addition, management and oversight responsibilities for this business were realigned to the Electronics reportable segment. Because the Company changed the structure of its internal organization in a manner that caused the composition of its reportable segments to change, the corresponding information for prior periods has been reclassified to conform to the current year reportable segment presentation.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Net Sales Net sales for our reportable segments, excluding inter-segment sales, for the three months ended March 31, 2008 and 2007 are summarized in the following table (in thousands):

	Three Months Ended March 31,				$ Increase /	% Increase /
	2008		2007		(Decrease)	(Decrease)
Electronics	$133,216	65.6%	$110,565	59.8%	$22,651	20.5%
Control Devices	69,854	34.4	74,463	40.2	(4,609)	(6.2)%
Total net sales	$203,070	100.0%	$185,028	100.0%	$18,042	9.8%

The increase in net sales for our Electronics segment was primarily due to new business sales in North America, increased sales volume in our European commercial vehicle operations and favorable foreign currency exchange rates. Favorable foreign currency exchange rates contributed $3.8 million to sales in the first quarter compared with the prior year. The increase was partially offset by lower sales volumes to our North American commercial vehicle markets.

The decrease in net sales for our Control Devices segment was primarily attributable to the loss of sensor product revenue at our Sarasota, Florida, facility and production volume reductions at our major customers in the automotive vehicle market.

Net sales by geographic location for the three months ended March 31, 2008 and 2007 are summarized in the following table (in thousands):

	Three Months Ended March 31,				$ Increase /	% Increase /
	2008		2007		(Decrease)	(Decrease)

North America	$147,198	72.5%	$134,061	72.5%	$13,137	9.8%
Europe and other	55,872	27.5	50,967	27.5	4,905	9.6%
Total net sales	$203,070	100.0%	$185,028	100.0%	$18,042	9.8%

The increase in North American sales was primarily attributable to new business sales of electronics products. The increase was partially offset by lower sales volume in our North American automotive and commercial vehicle markets. Our increase in sales outside of North America for the first quarter was primarily due to increased European commercial vehicle sales volume and favorable foreign currency exchange rates. The favorable effect of foreign currency exchange rates affected net sales outside North America by $3.8 million in the first quarter of 2008 compared with the prior year.

Condensed consolidated statements of operations as a percentage of net sales for the three months ended March 31, 2008 and 2007 are presented in the following table (in thousands):

	Three Months Ended March 31,				$ Increase /
	2008		2007		(Decrease)

Net Sales	$203,070	100.0%	$185,028	100.0%	$18,042

Costs and Expenses:
Cost of goods sold	151,253	74.5	142,181	76.8	9,072
Selling, general and administrative	36,282	17.9	33,097	17.9	3,185
Restructuring charges	1,422	0.7	41	0.0	1,381

Operating Income	14,113	6.9	9,709	5.3	4,404

Interest expense, net	5,372	2.6	5,484	3.0	(112)
Equity in earnings of investees	(3,819)	(1.9)	(2,120)	(1.1)	(1,699)
Loss on early extinguishment of debt	499	0.3	-	-	499
Other expense, net	402	0.2	288	0.2	114

Income Before Income Taxes	11,659	5.7	6,057	3.2	5,602

Provision for income taxes	5,112	2.5	1,187	0.6	3,925

Net Income	$6,547	3.2%	$4,870	2.6%	$1,677

Cost of Goods Sold. The decrease in cost of goods sold as a percentage of sales was due to a more favorable product mix and new business sales. The decrease was partially offset by unfavorable material costs and restructuring expenses.

Selling, General and Administrative Expenses. Product development expenses included in SG&A were $12.3 million and $10.9 million for the first quarters ended March 31, 2008 and 2007, respectively. The increase was primarily due to development spending in the areas of tachographs and instrumentation.

The increase in SG&A expenses, excluding product development expenses, for the first quarter 2008 compared with the first quarter of 2007 was primarily attributable to the increase in consulting and compensation related expenses.

Restructuring Charges. The increase in restructuring charges was primarily the result of the ratable recognition of one-time termination benefits that will be due to employees upon the closure of our Sarasota, Florida, and Mitcheldean, United Kingdom, locations. No fixed-asset impairment charges were incurred because assets are being transferred to our other locations for continued production. Restructuring expenses that were general and administrative in nature were included in the Company’s condensed consolidated statements of operations as restructuring charges, while the remaining restructuring related expenses were included in cost of goods sold. We expect these initiatives to be substantially completed in 2008.

Restructuring charges recorded by reportable segment during the three months ended March 31, 2008 were as follows (in thousands):

	Three Months Ended March 31, 2008
	Electronics	Control Devices	Total Consolidated Restructuring Charges

Severance costs	$873	$365	$1,238
Other costs	8	176	184
Total general and administrative restructuring charges	$881	$541	$1,422

Severance costs related to a reduction in workforce. Other associated costs include miscellaneous expenditures associated with exiting business activities.

Restructuring charges recorded by reportable segment during the three months ended March 31, 2007 were as follows (in thousands):

	Three Months Ended March 31, 2007
	Electronics	Control Devices	Total Consolidated Restructuring Charges

Severance costs	$41	$-	$41
Total general and administrative restructuring charges	$41	$-	$41

Restructuring related expenses for the first quarter of 2007 were due to severance costs related to the rationalization of certain manufacturing facilities in North America that were previously announced in 2005. These restructuring initiatives were completed in 2007.

Equity in Earnings of Investees. The increase in equity earnings of investees was predominately attributable to the increase in equity earnings recognized from our PST joint venture. The increase primarily reflects higher volume for PST’s security product lines and favorable exchange rates.

Income Before Income Taxes. Income before income taxes is summarized in the following table by reportable segment (in thousands).

	Three Months Ended March 31,		$ Increase /	% Increase /
	2008	2007	(Decrease)	(Decrease)

Electronics	$12,991	$5,153	$7,838	152.1%
Control Devices	2,076	4,482	(2,406)	(53.7)%
Other corporate activities	1,907	1,948	(41)	(2.1)%
Corporate interest expense	(5,315)	(5,526)	211	3.8%
Income before income taxes	$11,659	$6,057	$5,602	92.5%

The increase in income before income taxes in the Electronics segment was related to increased revenue and favorable product mix. These factors were partially offset by higher restructuring related expenses and higher SG&A expenses due to increased development spending in the areas of tachographs and instrumentation.

The decrease in income before income taxes in the Control Devices reportable segment was primarily due to lower revenue and increased restructuring related expenses. These factors were partially offset by decreased operating inefficiencies related to a new product launch in the first quarter of 2007.

The decrease in income before income taxes from other corporate activities was primarily due to an increase in compensation related expenses and the loss recognized on the purchase and retirement of $11.0 million in face value of our senior notes in the first quarter of 2008. The decrease was partially offset by the $1.6 million increase in equity earnings from our PST joint venture.

Income before income taxes by geographic location for the three months ended March 31, 2008 and 2007 is summarized in the following table (in thousands):

	Three Months Ended March 31,				$ Increase /	% Increase /
	2008		2007		(Decrease)	(Decrease)

North America	$9,921	85.1%	$2,394	39.5%	$7,527	314.4%
Europe and other	1,738	14.9	3,663	60.5	(1,925)	(52.6)%
Income before income taxes	$11,659	100.0%	$6,057	100.0%	$5,602	92.5%

The increase in our profitability in North America was primarily attributable to new business sales from electronic products. The increase was primarily offset by increased restructuring related expenses and lower North American automotive and commercial vehicle production. The decrease in profitability outside North America was primarily due to increased restructuring related expenses. The decrease was partially offset by increased European commercial vehicle production.

Provision for Income Taxes. We recognized a provision for income taxes of $5.1 million, or 43.9% of pre-tax income, and $1.2 million, or 19.6% of the pre-tax income, for federal, state and foreign income taxes for the first quarters ended March 31, 2008 and 2007, respectively. The increase in the effective tax rate for the first quarter ended March 31, 2008 compared to the first quarter ended March 31, 2007, was primarily attributable to the costs incurred to restructure its United Kingdom operations. As the Company does not believe that the related tax benefit of those losses will be realized, a valuation allowance was recorded against the deferred tax assets associated with those foreign losses. In addition, the effective tax rate was unfavorably impacted by the expiration of the federal research and development tax credit at December 31, 2007.

Liquidity and Capital Resources

Summary of Cash Flows (in thousands):

	Three Months Ended March 31,		$ Increase /
	2008	2007	(Decrease)
Cash provided by (used for):
Operating activities	$8,623	$(5,056)	$13,679
Investing activities	(6,538)	(6,772)	234
Financing activities	(11,316)	355	(11,671)
Effect of exchange rate changes on cash and cash equivalents	1,580	(142)	1,722
Net change in cash and cash equivalents	$(7,651)	$(11,615)	$3,964

The increase in net cash provided by operating activities was primarily due to higher earnings and higher accounts payable balances in the current quarter. The increase in cash provided by operating activities was partially offset by cash used for our restructuring initiatives, primarily to build inventory levels for line-transfers, which will decline as production transfers to our other facilities.

The decrease in net cash used for investing activities reflects a decrease in cash used for capital projects offset by $1.1 million of cash used to acquire a Swedish aftermarket distributor of Stoneridge products in the first quarter of 2008.

The increase in net cash used by financing activities was primarily due to cash used to purchase and retire $11.0 million in par value of the Company’s senior notes.

Future capital expenditures are expected to be consistent with recent levels. Management will continue to focus on reducing its weighted average cost of capital and believes that cash flows from operations and the availability of funds from our credit facilities will provide sufficient liquidity to meet our future growth and operating needs.

As outlined in Note 6 to our condensed consolidated financial statements, on November 2, 2007, we finalized our new asset-based credit facility, which permits borrowing up to a maximum level of $100.0 million. This facility provides us with lower borrowing rates and allows us the flexibility to refinance our outstanding debt. At March 31, 2008, there were no borrowings on this asset-based credit facility. The available borrowing capacity on this credit facility is based on eligible current assets, as defined. At March 31, 2008, the Company had borrowing capacity of $83.1 million based on eligible current assets. The Company was in compliance with all covenants at March 31, 2008.

As of May 1, 2008, the Company’s $183.0 million of senior notes were redeemable at 103.833. Given the Company’s senior notes are redeemable, we may seek to retire the senior notes through redemptions, cash purchases, open market purchases, privately negotiated transactions or otherwise. Such redemptions, purchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. During the first quarter of 2008, we purchased and retired $11.0 million in face value of the Company’s senior notes. In April of 2008, we purchased and retired an additional $6.0 million in face value of the Company’s senior notes.

We announced restructuring initiatives in the fourth quarter of 2007 and expect them to be substantially complete by December 31, 2008. We anticipate incurring total pre-tax charges of approximately $9.0 million to $13.0 million in 2008 for the restructuring, net of the expected gain on the future sale of our Sarasota, Florida, facility.

There have been no material changes to the table of contractual obligations presented on page 24 of the Company’s 2007 Form 10-K.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies, which include management’s best estimates and judgments, are included in Item 7, Part II to the consolidated financial statements of the Company’s 2007 Form 10-K. Certain of these accounting policies are considered critical as disclosed in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis of the Company’s 2007 Form 10-K because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates. There have been no significant changes in the Company’s critical accounting policies since December 31, 2007.

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

Forward-Looking Statements

Portions of this report contain “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, our directors or officers with respect to, among other things, our (i) future product and facility expansion, (ii) acquisition strategy, (iii) investments and new product development, and (iv) growth opportunities related to awarded business. Forward-looking statements may be identified by the words “will,” “may,” “designed to,” “believes,” “plans,” “expects,” “continue,” and similar words and expressions. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other factors:

•	the loss or bankruptcy of a major customer or supplier;
•	the costs and timing of facility closures, business realignment, or similar actions;
•	a significant change in automotive, medium- and heavy-duty, agricultural or off-highway vehicle production;
•	our ability to achieve cost reductions that offset or exceed customer-mandated selling price reductions;
•	a significant change in general economic conditions in any of the various countries in which we operate;
•	labor disruptions at our facilities or at any of our significant customers or suppliers;
•	the ability of our suppliers to supply us with parts and components at competitive prices on a timely basis;
•	the amount of debt and the restrictive covenants contained in our credit facility;

•	customer acceptance of new products;
•	capital availability or costs, including changes in interest rates or market perceptions;
•	the successful integration of any acquired businesses;
•	the occurrence or non-occurrence of circumstances beyond our control; and
•	those items described in Part I, Item IA (“Risk Factors”) of the Company’s 2007 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

From time to time, we are exposed to certain market risks, primarily resulting from the effects of changes in interest rates. At March 31, 2008, however, all of our debt was fixed rate debt. At this time, we do not intend to use financial instruments to manage this risk.

Commodity Price Risk

Given the current economic climate and the recent trend in certain commodity costs, we are currently experiencing an increased risk, particularly with respect to the purchase of copper, zinc, resins and certain other commodities. We manage this risk through a combination of fixed-price agreements, staggered short-term contract maturities and commercial negotiations with our suppliers. We may also consider pursuing alternative commodities or alternative suppliers to mitigate this risk over a period of time. The recent increases in certain commodity costs have negatively affected our operating results, and a continuation of such price increases could significantly affect our profitability.

We entered into fixed price swap contracts for 480 and 420 metric tonnes of copper in December 2006 and January 2007, respectively. These contracts fixed the cost of copper purchases in 2007 and expired on December 31, 2007. In December 2007, we entered into fixed price swap contract for 1.0 million pounds of copper, which will last through December 2008. The purpose of these contracts is to reduce our price risk as it relates to copper prices.

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

Foreign Currency Exchange Risk

We have currency exposures related to buying, selling and financing in currencies other than the local currency in which we operate. In some instances, we choose to reduce our exposures through financial instruments that provide offsets or limits to our exposures. Currently, our most significant currency exposures relate to the Mexican peso and British pound. We have used derivative financial instruments, including foreign currency forward and option contracts, to mitigate our exposure to fluctuations in foreign currency exchange rates by reducing the effect of such fluctuations on foreign currency denominated intercompany transactions and other known foreign currency exposures.

As discussed in Note 3 to our condensed consolidated financial statements, we have entered into foreign currency forward contracts related to our British pound exposures. The existing foreign currency forward contracts at March 31, 2008 and December 31, 2007 had a notional value of $8,721 and $8,551, respectively. The estimated net fair value of these contracts at March 31, 2008 and December 31, 2007, per quoted market sources, was approximately $77 and $(28), respectively.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (CEO) and chief financial officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There were no material changes from risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

STONERIDGE, INC.
Date: May 9, 2008	/s/ John C. Corey
John C. Corey President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 9, 2008	/s/ George E. Strickler
George E. Strickler
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Chief Executive Officer certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Chief Financial Officer certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.