Form 10-Q
period 2008-06-30
STONERIDGE INC
filed 2008-08-07
CIK 1043337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes ☒ No

The number of Common Shares, without par value, outstanding as of July 25, 2008 was 24,668,595.

STONERIDGE, INC. AND SUBSIDIARIES

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

STONERIDGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)
	June 30,	December 31,
	2008	2007
ASSETS

Current Assets:
Cash and cash equivalents	$81,342	$95,924
Accounts receivable, less reserves of $5,587 and $4,736, respectively	142,472	122,288
Inventories, net	70,175	57,392
Prepaid expenses and other	17,365	15,926
Deferred income taxes	9,963	9,829
Total current assets	321,317	301,359

Long-Term Assets:
Property, plant and equipment, net	90,611	92,752
Other Assets:
Goodwill	65,730	65,176
Investments and other, net	47,962	39,454
Deferred income taxes	20,774	29,028
Total long-term assets	225,077	226,410
Total Assets	$546,394	$527,769

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$76,809	$69,373
Accrued expenses and other	56,104	47,198
Total current liabilities	132,913	116,571

Long-Term Liabilities:
Long-term debt	183,000	200,000
Deferred income taxes	2,909	2,665
Other liabilities	2,168	2,344
Total long-term liabilities	188,077	205,009

Shareholders' Equity:
Preferred Shares, without par value, authorized 5,000 shares, none issued	-	-
Common Shares, without par value, authorized 60,000 shares, issued 24,755 and 24,601
shares and outstanding 24,660 and 24,209 shares, respectively, with no stated value	-	-
Additional paid-in capital	156,467	154,173
Common Shares held in treasury, 95 and 373 shares, respectively, at cost	(129)	(383)
Retained earnings	49,603	38,372
Accumulated other comprehensive income	19,463	14,027
Total shareholders’ equity	225,404	206,189
Total Liabilities and Shareholders' Equity	$546,394	$527,769

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net Sales	$213,229	$183,802	$416,299	$368,830

Costs and Expenses:
Cost of goods sold	163,875	144,920	315,128	287,101
Selling, general and administrative	36,731	33,598	73,021	66,730
(Gain) Loss on sale of property, plant and equipment, net	153	(1,653)	145	(1,688)
Restructuring charges	1,713	31	3,135	72

Operating Income	10,757	6,906	24,870	16,615

Interest expense, net	4,880	5,619	10,252	11,103
Equity in earnings of investees	(3,016)	(2,298)	(6,835)	(4,418)
Loss on early extinguishment of debt	271	-	770	-
Other expense (income), net	(124)	224	278	512

Income Before Income Taxes	8,746	3,361	20,405	9,418

Provision for income taxes	4,062	666	9,174	1,853

Net Income	$4,684	$2,695	$11,231	$7,565

Basic net income per share	$0.20	$0.12	$0.48	$0.33
Basic weighted average shares outstanding	23,286	23,114	23,327	23,052

Diluted net income per share	$0.20	$0.11	$0.47	$0.32
Diluted weighted average shares outstanding	23,690	23,702	23,722	23,603

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2008	2007
OPERATING ACTIVITIES:
Net income	$11,231	$7,565
Adjustments to reconcile net income to net cash provided by (used for)
operating activities -
Depreciation	14,316	14,513
Amortization	784	799
Deferred income taxes	7,281	(325)
Equity in earnings of investees	(6,835)	(4,418)
(Gain) Loss on sale of property, plant and equipment	145	(1,688)
Share-based compensation expense	1,903	1,252
Changes in operating assets and liabilities -
Accounts receivable, net	(17,924)	(6,506)
Inventories, net	(11,739)	1,538
Prepaid expenses and other	(625)	(3,916)
Accounts payable	6,081	(6,112)
Accrued expenses and other	7,956	1,317
Net cash provided by operating activities	12,574	4,019

INVESTING ACTIVITIES:
Capital expenditures	(11,641)	(10,814)
Proceeds from sale of property, plant and equipment	307	4,951
Business acquisitions and other	(980)	-
Net cash used for investing activities	(12,314)	(5,863)

FINANCING ACTIVITIES:
Repayments of long-term debt	(17,000)	-
Share-based compensation activity, net	1,162	1,796
Premiums related to early extinguishment of debt	(553)	-
Net cash provided by (used for) financing activities	(16,391)	1,796

Effect of exchange rate changes on cash and cash equivalents	1,549	232

Net change in cash and cash equivalents	(14,582)	184

Cash and cash equivalents at beginning of period	95,924	65,882

Cash and cash equivalents at end of period	$81,342	$66,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

(1) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Stoneridge, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the Commission’s rules and regulations. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

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

(2) Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (“LIFO”) method for approximately 62% and 66% of the Company’s inventories at June 30, 2008 and December 31, 2007, respectively, and by the first-in, first-out (“FIFO”) method for all other inventories. Inventory cost includes material, labor and overhead. Inventories consist of the following:

	June 30,	December 31,
	2008	2007

Raw materials	$39,138	$36,678
Work-in-progress	10,605	9,065
Finished goods	22,857	13,700
Total inventories	72,600	59,443
Less: LIFO reserve	(2,425)	(2,051)
Inventories, net	$70,175	$57,392

(3) Fair Value of Financial Instruments

Financial Instruments

A financial instrument is cash or a contract that imposes an obligation to deliver, or conveys a right to receive cash or another financial instrument. The carrying values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. The estimated fair value of the Company’s senior notes (fixed rate debt) at June 30, 2008 and December 31, 2007, per quoted market sources, was $186.7 million and $199.2 million, respectively. The carrying value was $183.0 million and $200.0 million as of June 30, 2008 and December 31, 2007, respectively.

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

The Company’s foreign currency forward contracts had a notional value of $8,239 and $8,551 at June 30, 2008 and December 31, 2007, respectively. As of June 30, 2008, the purpose of the foreign currency forward contracts is to reduce the risk of exposure related to the Company’s British pound-denominated receivables. At December 31, 2007, the Company also used forward currency contracts to reduce the risk of exposure related to the Company’s Mexican peso- and Swedish krona-denominated receivables. The estimated fair value of the existing contracts at June 30, 2008 and December 31, 2007, per quoted market sources, was approximately $124 and $(28), respectively. For the six months ended June 30, 2008, the Company recognized a $30 loss related to these contracts in the condensed consolidated statement of operations as a component of other expense (income), net. In 2007, the Company used foreign currency option contracts to reduce the risk of exposures to the Mexican peso. The Company’s foreign currency option contracts expired as of December 31, 2007.

To mitigate the risk of future price volatility and, consequently, fluctuations in gross margins, the Company has entered into fixed price commodity swaps with a bank to fix the cost of a portion of its copper purchases. We entered into fixed price swap contracts for 480 and 420 metric tonnes of copper in December 2006 and January 2007, respectively. These contracts fixed the cost of copper purchases in 2007 and expired on December 31, 2007. In December 2007, we entered into a fixed price swap contract for 1.0 million pounds of copper, which will last through December 2008. Because these contracts were executed to hedge forecasted transactions, the contracts are accounted for as cash flow hedges. The unrealized gain or loss for the effective portion of the hedge is deferred and reported in the Company’s condensed consolidated balance sheets as a component of accumulated other comprehensive income. The Company deems these cash flow hedges to be highly effective. The effectiveness of the transactions has been and will be measured on an ongoing basis using regression analysis. The fair value of the fixed price commodity swap contract, per quoted market sources, was approximately $486 and $57 at June 30, 2008 and December 31, 2007, respectively. For the six months ended June 30, 2008, the Company recognized a $382 gain related to these contracts in the condensed consolidated statement of operations as a component of cost of goods sold.

Statement of Financial Accounting Standard No. 157, Fair Value Measurements

Effective January 1, 2008, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements. In accordance with Financial Accounting Standards Board Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, we will defer the adoption of SFAS 157 for our nonfinancial assets and nonfinancial liabilities until January 1, 2009 which is not expected to have a material impact on the Company’s financial statements.

The following table presents our assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. As of June 30, 2008 the Company does not have liabilities that are measured at fair value. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

	Fair Value Measurements at June 30, 2008
		Quoted Prices	Significant Other	Significant
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-sale equity investments	$249	$249	$-	$-
Derivatives	610	-	610	-
Total	$859	$249	$610	$-

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

(4) Share-Based Compensation

Total compensation expense recognized in the condensed consolidated statements of operations for share-based compensation arrangements was $822 and $665 for the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, total compensation expense recognized in the condensed consolidated statements of operations for share-based compensation arrangements was $1,903 and $1,252, respectively.

(5) Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and disclosure of comprehensive income.

The components of comprehensive income, net of tax are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income	$4,684	$2,695	$11,231	$7,565
Other comprehensive income:
Currency translation adjustments	1,294	1,533	5,110	1,982
Pension and postretirement liability adjustments	(1)	(28)	(10)	(36)
Unrealized gain (loss) on marketable securities	5	10	(12)	61
Unrecognized gain (loss) on derivatives	(170)	629	348	1,101
Total other comprehensive income	1,128	2,144	5,436	3,108
Comprehensive income	$5,812	$4,839	$16,667	$10,673

Accumulated other comprehensive income, net of tax is comprised of the following:

	June 30,	December 31,
	2008	2007

Foreign currency translation adjustments	$19,622	$14,512
Pension and postretirement liability adjustments	(438)	(428)
Unrealized loss on marketable securities	(32)	(20)
Unrecognized gain (loss) on derivatives	311	(37)
Accumulated other comprehensive income	$19,463	$14,027

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

(6) Long-Term Debt

Senior Notes

The Company had $183.0 million and $200.0 million of senior notes outstanding at June 30, 2008 and December 31, 2007, respectively. During the first half of 2008, the Company repurchased and retired $17.0 million in face value of the senior notes. The outstanding senior notes bear interest at an annual rate of 11.50% and mature on May 1, 2012. The senior notes are redeemable, at the Company’s option, at 103.833 until April 30, 2009. The senior notes will remain redeemable at various levels until the maturity date. Interest is payable on May 1 and November 1 of each year.

Credit Facility

On November 2, 2007, the Company entered into an asset-based credit facility, which permits borrowing up to a maximum level of $100.0 million. At June 30, 2008, there were no borrowings on this asset-based credit facility. The available borrowing capacity on this credit facility is based on eligible current assets, as defined. At June 30, 2008, the Company had borrowing capacity of $90.9 million based on eligible current assets. The asset-based credit facility does not contain financial performance covenants; however, restrictions include limits on capital expenditures, operating leases and dividends. The asset-based credit facility expires on November 1, 2011, and requires a commitment fee of 0.25% on the unused balance. Interest is payable quarterly at either (i) the higher of the prime rate or the Federal Funds rate plus 0.50%, plus a margin of 0.00% to 0.25% or (ii) LIBOR plus a margin of 1.00% to 1.75%, depending upon the Company’s undrawn availability, as defined.

(7) Net Income Per Share

Basic net income per share was computed by dividing net income by the weighted-average number of Common Shares outstanding for each respective period. Diluted net income per share was calculated by dividing net income by the weighted-average of all potentially dilutive Common Shares that were outstanding during the periods presented.

Actual weighted-average shares outstanding used in calculating basic and diluted net income per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Basic weighted-average shares outstanding	23,285,848	23,113,827	23,327,024	23,051,721
Effect of dilutive securities	403,988	588,522	394,793	551,096
Diluted weighted-average shares outstanding	23,689,836	23,702,349	23,721,817	23,602,817

For the three months ended June 30, 2008 and 2007, options to purchase 50,000 and 234,000 Common Shares at an average price of $15.73 and $16.71, respectively, were not included in the computation of diluted net income per share because their respective exercise prices were greater than the average market price of Common Shares and, therefore, their effect would have been anti-dilutive. Share options not included in the computation of diluted net income per share to purchase 61,000 and 260,000 Common Shares at an average price of $15.22 and $16.20, respectively, were outstanding during the six months ended June 30, 2008 and 2007, respectively.

As of June 30, 2008, 628,275 performance-based restricted shares were outstanding. These shares were not included in the computation of diluted net income per share because not all vesting conditions were achieved as of June 30, 2008. These shares may or may not become dilutive based on the Company’s ability to exceed future earnings thresholds.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

(8) Restructuring

In January 2005, the Company announced restructuring initiatives related to the rationalization of certain manufacturing facilities in Europe and North America. These restructuring initiatives were completed in 2007.

On October 29, 2007, the Company announced restructuring initiatives to improve manufacturing efficiency and cost position by ceasing manufacturing operations at its Sarasota, Florida, and Mitcheldean, United Kingdom, locations. These rationalizations are part of the Company’s cost reduction initiatives. In connection with these initiatives, the Company recorded restructuring charges of $3,657 for the three months ended June 30, 2008. Restructuring charges for the six months ended June 30, 2008 were $6,177. Restructuring expenses that were general and administrative in nature were included in the Company’s condensed consolidated statements of operations as restructuring charges, while the remaining restructuring related expenses were included in cost of goods sold.

The charges related to the restructuring initiatives announced on October 29, 2007 that belong to the Electronics reportable segment included the following:

	Severance Costs	Contract Termination Costs	Other Associated Costs	Total

Total expected restructuring charges	$3,454	$978	$5,385	$9,817

Fourth quarter 2007 charge to expense	$468	$-	$103	$571
Cash payments	-	-	(103)	(103)
Accrued balance at December 31, 2007	468	-	-	468

First quarter 2008 charge to expense	873	-	614	1,487
Second quarter 2008 charge to expense	819	-	822	1,641
Cash Payments	-	-	(1,307)	(1,307)
Accrued balance at June 30, 2008	$2,160	$-	$129	$2,289

Remaining expected restructuring charge	$1,294	$978	$3,846	$6,118

The charges related to the restructuring initiatives announced on October 29, 2007 that belong to the Control Devices reportable segment included the following:

	Severance Costs	Fixed-Asset Costs	Other Associated Costs	Total (A)

Total expected restructuring charges	$1,857	$296	$4,483	$6,636

Fourth quarter 2007 charge to expense	$357	$-	$99	$456
Cash payments	-	-	-	-
Accrued balance at December 31, 2007	357	-	99	456

First quarter 2008 charge to expense	365	-	668	1,033
Second quarter 2008 charge to expense	375	-	1,641	2,016
Cash Payments	(12)	-	(2,218)	(2,230)
Accrued balance at June 30, 2008	$1,085	$-	$190	$1,275

Remaining expected restructuring charge	$760	$296	$2,075	$3,131

(A)	Total expected restructuring charges does not include the expected gain from the future sale of the Company’s Sarasota, Florida, facility.

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

The following provides a reconciliation of changes in product warranty and recall liability for the six months ended June 30, 2008 and 2007:

	2008	2007

Product warranty and recall at beginning of period	$5,306	$5,825
Accruals for products shipped during period	3,417	1,228
Aggregate changes in pre-existing liabilities due to claims developments	745	847
Settlements made during the period (in cash or in kind)	(2,157)	(2,069)
Product warranty and recall at end of period	$7,311	$5,831

(10) Employee Benefit Plans

The Company has a single defined benefit pension plan that covers certain employees in the United Kingdom and a postretirement benefit plan that covers certain employees in the U.S. The components of net periodic benefit cost under the plans are as follows:

	Defined Benefit Pension Plan
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Service cost	$35	$43	$70	$85
Interest cost	316	514	632	1,021
Expected return on plan assets	(361)	(574)	(722)	(1,140)
Amortization of actuarial loss	-	111	-	221
Net periodic (benefit) cost	$(10)	$94	$(20)	$187

The Company previously disclosed in its financial statements for the year ended December 31, 2007 that it expected to contribute $259 to its defined benefit pension plan in 2008. Of this amount, contributions of $130 have been made to the defined benefit pension plan as of June 30, 2008.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

(11) Income Taxes

The Company recognized a provision for income taxes of $4,062, or 46.4% of pre-tax income, and $666, or 19.8% of pre-tax income, for federal, state and foreign income taxes for the three months ended June 30, 2008 and 2007, respectively. The Company recognized a provision for income taxes of $9,174, or 45.0% of pre-tax income, and $1,853, or 19.7% of pre-tax income, for federal, state and foreign income taxes for the six months ended June 30, 2008 and 2007, respectively. The increase in the effective tax rate for both the three and six months ended June 30, 2008 compared to similar periods in 2007 were primarily attributable to the costs incurred to restructure the Company’s United Kingdom operations. As the Company does not believe that the related tax benefit of those losses will be realized, a valuation allowance was recorded against the deferred tax assets associated with those foreign losses. In addition, the effective tax rate was unfavorably impacted due to the expiration of the federal research and development tax credit at December 31, 2007.

As of December 31, 2007, the Company provided a liability of $4,618, excluding interest and penalties, for unrecognized tax benefits related to various federal, state and foreign income tax matters. The liability for uncertain tax positions is classified as a non-current income tax liability unless it is expected to be paid within one year. At June 30, 2008 the Company has classified $1,412 as a current liability and $3,412 as a reduction to non-current deferred income tax assets. The liability for unrecognized tax positions decreased by $143 for the second quarter ended June 30, 2008 and decreased by $148 for the six months ended June 30, 2008 resulting in a balance at June 30, 2008 of $4,470. Through a combination of anticipated state audit settlements and the expiration of certain statutes of limitation, the amount of unrecognized tax benefits could decrease by approximately $226 to $614 within the next 12 months.

If the Company’s tax positions are sustained by the taxing authorities in favor of the Company, approximately $4,313 would reduce the Company’s provision for income taxes.

The Company classifies interest expense and, if applicable, penalties which could be assessed related to unrecognized tax benefits as a component of income tax expense. For the six months ended June 30, 2008 and 2007, the Company recognized approximately $10 and $(43) of gross interest and penalties, respectively. The Company has accrued approximately $682 and $672 for the payment of interest and penalties at June 30, 2008 and December 31, 2007, respectively.

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

During the third quarter of 2007 the U.S. Internal Revenue Service commenced an examination of the Company’s 2005 federal income tax return. It is anticipated that this examination should be completed during the second half of 2008. The Company is also under examination for income and non-income tax filings in various state and foreign jurisdictions that should be completed at various times throughout 2008.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

(12) Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). This standard improves reporting by creating greater consistency in the accounting and financial reporting of business combinations. Additionally, SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption of this standard is prohibited. In the absence of any planned future business combinations, management does not currently expect SFAS 141(R) to have a material impact on the Company’s financial position, results of operations or cash flows.

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

A summary of financial information by reportable segment is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Net Sales	2008	2007	2008	2007
Electronics	$149,416	$107,911	$282,632	$218,476
Inter-segment sales	4,004	4,748	7,747	9,333
Electronics net sales	153,420	112,659	290,379	227,809

Control Devices	63,813	75,891	133,667	150,354
Inter-segment sales	1,284	1,117	2,604	2,483
Control Devices net sales	65,097	77,008	136,271	152,837

Eliminations	(5,288)	(5,865)	(10,351)	(11,816)
Total consolidated net sales	$213,229	$183,802	$416,299	$368,830

Income Before Income Taxes
Electronics	$12,984	$988	$25,975	$6,141
Control Devices	(985)	6,405	1,091	10,887
Other corporate activities	1,739	1,573	3,646	3,521
Corporate interest expense, net	(4,992)	(5,605)	(10,307)	(11,131)
Total consolidated income before income taxes	$8,746	$3,361	$20,405	$9,418

Depreciation and Amortization
Electronics	$3,406	$3,596	$6,922	$6,764
Control Devices	3,672	3,716	7,501	7,683
Corporate activities	1	88	(5)	173
Total consolidated depreciation and amortization(A)	$7,079	$7,400	$14,418	$14,620

(A) These amounts represent depreciation and amortization on fixed and certain intangible assets.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Interest Expense (Income)	2008	2007	2008	2007
Electronics	$(110)	$14	$(53)	$(27)
Control Devices	(2)	-	(2)	(1)
Corporate activities	4,992	5,605	10,307	11,131
Total consolidated interest expense, net	$4,880	$5,619	$10,252	$11,103

Capital Expenditures
Electronics	$2,973	$1,657	$4,744	$4,994
Control Devices	3,238	2,606	6,932	5,410
Corporate activities	(83)	(256)	(35)	410
Total consolidated capital expenditures	$6,128	$4,007	$11,641	$10,814

	June 30,	December 31,
Total Assets	2008	2007
Electronics	$245,434	$214,119
Control Devices	183,898	180,785
Corporate(B)	275,547	282,695
Eliminations	(158,485)	(149,830)
Total consolidated assets	$546,394	$527,769

(B) Assets located at Corporate consist primarily of cash, deferred taxes and equity investments.

The following table presents net sales and non-current assets for each of the geographic areas in which the Company operates:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Net Sales	2008	2007	2008	2007
North America	$156,101	$132,449	$303,299	$266,510
Europe and other	57,128	51,353	113,000	102,320
Total consolidated net sales	$213,229	$183,802	$416,299	$368,830

	June 30,	December 31,
Non-Current Assets	2008	2007
North America	$202,993	$204,556
Europe and other	22,084	21,854
Total consolidated non-current assets	$225,077	$226,410

(14) Investments

PST Eletrônica S.A .

The Company has a 50% equity interest in PST Eletrônica S.A. (“PST”), a Brazilian electronic system provider focused on security and convenience applications primarily for the vehicle and motorcycle industry. The investment is accounted for under the equity method of accounting. The Company’s investment in PST was $38,620 and $29,663 at June 30, 2008 and December 31, 2007, respectively.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

Condensed financial information for PST is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues	$46,446	$31,279	$90,392	$58,630
Cost of sales	$21,921	$14,683	$42,969	$27,506

Total pre-tax income	$7,036	$5,040	$15,799	$10,365
The Company's share of pre-tax income	$3,518	$2,520	$7,900	$5,183

Equity in earnings of PST included in the condensed consolidated statements of operations were $2,848 and $2,141 for the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, equity in earnings of PST were $6,442 and $4,156, respectively.

Minda Stoneridge Instruments Ltd.

The Company has a 49% interest in Minda Stoneridge Instruments Ltd. (“Minda”), a company based in India that manufactures electronics and instrumentation equipment for the motorcycle and commercial vehicle market. The investment is accounted for under the equity method of accounting. The Company’s investment in Minda was $4,879 and $4,547 at June 30, 2008 and December 31, 2007, respectively. Equity in earnings of Minda included in the condensed consolidated statements of operations were $168 and $157, for the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, equity in earnings of Minda were $393 and $262, respectively.

(15) Guarantor Financial Information

The senior notes and the credit facility are fully and unconditionally guaranteed, jointly and severally, by each of the Company’s existing and future domestic wholly owned subsidiaries (Guarantor Subsidiaries). The Company’s non-U.S. subsidiaries do not guarantee the senior notes or the credit facility (Non-Guarantor Subsidiaries).

Presented below are summarized consolidating financial statements of the Parent (which includes certain of the Company’s operating units), the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the Company on a condensed consolidated basis, as of June 30, 2008 and December 31, 2007 and for each of the three and six months ended June 30, 2008 and 2007.

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

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

	June 30, 2008
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS

Current Assets:
Cash and cash equivalents	$33,942	$45	$47,355	$-	$81,342
Accounts receivable, net	75,247	25,784	41,441	-	142,472
Inventories, net	31,994	11,180	27,001	-	70,175
Prepaid expenses and other	(299,418)	303,945	12,838	-	17,365
Deferred income taxes	3,339	4,339	2,285	-	9,963
Total current assets	(154,896)	345,293	130,920	-	321,317

Long-Term Assets:
Property, plant and equipment, net	48,687	24,674	17,250	-	90,611
Other Assets:
Goodwill	44,584	20,591	555	-	65,730
Investments and other, net	47,192	303	467	-	47,962
Deferred income taxes	24,809	(2,753)	(1,282)	-	20,774
Investment in subsidiaries	448,119	-	-	(448,119)	-
Total long-term assets	613,391	42,815	16,990	(448,119)	225,077
Total Assets	$458,495	$388,108	$147,910	$(448,119)	$546,394

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$30,369	$19,704	$26,736	$-	$76,809
Accrued expenses and other	19,151	10,644	26,309	-	56,104
Total current liabilities	49,520	30,348	53,045	-	132,913

Long-Term Liabilities:
Long-term debt	183,000	-	-	-	183,000
Deferred income taxes	-	-	2,909	-	2,909
Other liabilities	571	393	1,204	-	2,168
Total long-term liabilities	183,571	393	4,113	-	188,077

Shareholders' Equity	225,404	357,367	90,752	(448,119)	225,404

Total Liabilities and Shareholders’ Equity	$458,495	$388,108	$147,910	$(448,119)	$546,394

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

Supplemental condensed consolidating financial statements (continued):
	December 31, 2007
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS

Current Assets:
Cash and cash equivalents	$48,705	$255	$46,964	$-	$95,924
Accounts receivable, net	53,456	26,798	42,034	-	122,288
Inventories, net	25,472	12,637	19,283	-	57,392
Prepaid expenses and other	(293,632)	294,298	15,260	-	15,926
Deferred income taxes	3,152	4,591	2,086	-	9,829
Total current assets	(162,847)	338,579	125,627	-	301,359

Long-Term Assets:
Property, plant and equipment, net	48,294	25,632	18,826	-	92,752
Other Assets:
Goodwill	44,585	20,591	-	-	65,176
Investments and other, net	38,783	331	340	-	39,454
Deferred income taxes	33,169	(2,843)	(1,298)	-	29,028
Investment in subsidiaries	438,271	-	-	(438,271)	-
Total long-term assets	603,102	43,711	17,868	(438,271)	226,410
Total Assets	$440,255	$382,290	$143,495	$(438,271)	$527,769

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$20,924	$19,533	$28,916	$-	$69,373
Accrued expenses and other	12,546	9,198	25,454	-	47,198
Total current liabilities	33,470	28,731	54,370	-	116,571

Long-Term Liabilities:
Long-term debt	200,000	-	-	-	200,000
Deferred income taxes	-	-	2,665	-	2,665
Other liabilities	596	393	1,355	-	2,344
Total long-term liabilities	200,596	393	4,020	-	205,009

Shareholders' Equity	206,189	353,166	85,105	(438,271)	206,189

Total Liabilities and Shareholders’ Equity	$440,255	$382,290	$143,495	$(438,271)	$527,769

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

Supplemental condensed consolidating financial statements (continued):

	For the Three Months Ended June 30, 2008
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net Sales	$113,800	$53,800	$73,534	$(27,905)	$213,229

Costs and Expenses:
Cost of goods sold	92,680	43,041	55,318	(27,164)	163,875
Selling, general and administrative	13,809	7,910	15,753	(741)	36,731
Loss on sale of property, plant
and equipment, net	88	23	42	-	153
Restructuring charges	884	-	829	-	1,713

Operating Income	6,339	2,826	1,592	-	10,757

Interest expense (income), net	5,183	-	(303)	-	4,880
Other income, net	(2,744)	-	(125)	-	(2,869)
Equity earnings from subsidiaries	(4,341)	-	-	4,341	-

Income Before Income Taxes	8,241	2,826	2,020	(4,341)	8,746

Provision for income taxes	3,557	19	486	-	4,062

Net Income	$4,684	$2,807	$1,534	$(4,341)	$4,684

	For the Three Months Ended June 30, 2007
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net Sales	$85,017	$54,528	$65,096	$(20,839)	$183,802

Costs and Expenses:
Cost of goods sold	69,086	46,281	49,642	(20,089)	144,920
Selling, general and administrative	14,025	7,640	12,683	(750)	33,598
Gain on sale of property, plant
and equipment, net	(304)	(1,349)	-	-	(1,653)
Restructuring charges	31	-	-	-	31

Operating Income	2,179	1,956	2,771	-	6,906

Interest expense (income), net	5,870	-	(251)	-	5,619
Other income, net	(1,865)	(26)	(183)	-	(2,074)
Equity earnings from subsidiaries	(5,043)	-	-	5,043	-

Income Before Income Taxes	3,217	1,982	3,205	(5,043)	3,361

Provision for income taxes	522	3	141	-	666

Net Income	$2,695	$1,979	$3,064	$(5,043)	$2,695

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

Supplemental condensed consolidating financial statements (continued):

	For the Six Months Ended June 30, 2008
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net Sales	$217,846	$106,367	$143,865	$(51,779)	$416,299

Costs and Expenses:
Cost of goods sold	175,237	83,300	106,985	(50,394)	315,128
Selling, general and administrative	28,083	16,354	29,969	(1,385)	73,021
Loss on sale of property, plant
and equipment, net	79	24	42	-	145
Restructuring charges	1,425	-	1,710	-	3,135

Operating Income	13,022	6,689	5,159	-	24,870

Interest expense (income), net	10,706	-	(454)	-	10,252
Other (income) expense, net	(6,065)	-	278	-	(5,787)
Equity earnings from subsidiaries	(10,466)	-	-	10,466	-

Income Before Income Taxes	18,847	6,689	5,335	(10,466)	20,405

Provision for income taxes	7,616	82	1,476	-	9,174

Net Income	$11,231	$6,607	$3,859	$(10,466)	$11,231

	For the Six Months Ended June 30, 2007
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net Sales	$173,868	$106,599	$129,071	$(40,708)	$368,830

Costs and Expenses:
Cost of goods sold	147,630	82,862	95,909	(39,300)	287,101
Selling, general and administrative	27,050	15,673	25,415	(1,408)	66,730
(Gain) Loss on sale of property, plant
and equipment, net	(347)	(1,349)	8	-	(1,688)
Restructuring charges	72	-	-	-	72

Operating Income (Loss)	(537)	9,413	7,739	-	16,615

Interest expense (income), net	11,668	-	(565)	-	11,103
Other income, net	(3,898)	-	(8)	-	(3,906)
Equity earnings from subsidiaries	(16,534)	-	-	16,534	-

Income Before Income Taxes	8,227	9,413	8,312	(16,534)	9,418

Provision for income taxes	662	7	1,184	-	1,853

Net Income	$7,565	$9,406	$7,128	$(16,534)	$7,565

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

Supplemental condensed consolidating financial statements (continued):

	For the Six Months Ended June 30, 2008
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$8,318	$2,224	$2,032	$-	$12,574

INVESTING ACTIVITIES:
Capital expenditures	(6,831)	(2,435)	(2,375)	-	(11,641)
Proceeds from the sale of fixed assets	141	1	165	-	307
Business acquisitions and other	-	-	(980)	-	(980)
Net cash used for investing activities	(6,690)	(2,434)	(3,190)	-	(12,314)

FINANCING ACTIVITIES:
Repayments of long-term debt	(17,000)	-	-	-	(17,000)
Share-based compensation activity, net	1,162	-	-	-	1,162
Premiums related to early extinguishment of debt	(553)	-	-	-	(553)
Net cash used for financing activities	(16,391)	-	-	-	(16,391)

Effect of exchange rate changes on cash
and cash equivalents	-	-	1,549	-	1,549
Net change in cash and cash equivalents	(14,763)	(210)	391	-	(14,582)
Cash and cash equivalents at beginning
of period	48,705	255	46,964	-	95,924
Cash and cash equivalents at end of period	$33,942	$45	$47,355	$-	$81,342

	For the Six Months Ended June 30, 2007
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by (used for) operating activities	$3,730	$(1,949)	$3,038	$(800)	$4,019

INVESTING ACTIVITIES:
Capital expenditures	(6,090)	(2,380)	(2,344)	-	(10,814)
Proceeds from sale of fixed assets	308	4,643	-	-	4,951
Business acquisitions and other	(207)	(286)	(7)	500	-
Net cash (used for) provided by investing activities	(5,989)	1,977	(2,351)	500	(5,863)

FINANCING ACTIVITIES:
Borrowings (repayments) of long-term debt	-	-	(300)	300	-
Share-based compensation activity, net	1,796	-	-	-	1,796
Net cash provided by (used for) financing activities	1,796	-	(300)	300	1,796

Effect of exchange rate changes on cash
and cash equivalents	-	-	232	-	232
Net change in cash and cash equivalents	(463)	28	619	-	184
Cash and cash equivalents at beginning
of period	28,937	12	36,933	-	65,882
Cash and cash equivalents at end of period	$28,474	$40	$37,552	$-	$66,066

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

Our revenue for the second quarter of 2008 was favorably affected by both strong electronics sales in North America and Europe and the impact of foreign currency translation. This increase was partially offset by lower sales volumes in our North American automotive market.

We recognized net income for the second quarter ended June 30, 2008 of $4.7 million, or $0.20 per diluted share, compared with net income of $2.7 million, or $0.11 per diluted share, for the second quarter of 2007.

We recognized net income for the six-month period ended June 30, 2008 of $11.2 million, or $0.47 per diluted share, compared with net income of $7.6 million, or $0.32 per diluted share, for the comparable period of 2007.

Our second quarter 2008 profitability was favorably affected by new business sales in North America and a favorable sales mix relative to the second quarter of 2007. In addition, our PST Eletrônica S.A. (“PST”) joint venture in Brazil continued to perform well, resulting in equity earnings of $2.8 million for the second quarter of 2008 compared to $2.1 million in the second quarter of 2007.

The increase in profitability was partially offset by increased selling, general and administrative expenses (“SG&A”) due to increased design and development expenses related to new product launches and business development in our European commercial vehicle business. In addition, results from the second quarter of 2007 included a $1.6 million pre-tax gain on the sales of two closed facilities.

Also affecting our profitability were restructuring initiatives that began in the fourth quarter of 2007 to improve the Company’s manufacturing efficiency and cost position by ceasing manufacturing operations at our Sarasota, Florida, and Mitcheldean, United Kingdom, locations. Related second quarter 2008 expenses were approximately $3.7 million, primarily comprised of one-time termination benefits and line-transfer expenses. We anticipate incurring total pre-tax charges of approximately $9.0 million to $13.0 million in 2008 for the restructuring, net of an expected gain from the future sale of our Sarasota, Florida, facility, which may or may not occur in 2008. We currently estimate a pre-tax gain on the expected facility sale to be in the range of $3.0 million to $4.0 million.

We believe the recent decline in North American light vehicle production will have an impact on our sales volumes for the remainder of 2008 and may continue into 2009. Also, significant factors inherent to our markets that could affect our results include the financial stability of our customers and suppliers as well as our ability to successfully execute our planned retructuring initiatives. Our results also depend on conditions in the automotive and commercial vehicle industries, which are generally dependent on domestic and global economies.

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

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Net Sales. Net sales for our reportable segments, excluding inter-segment sales, for the three months ended June 30, 2008 and 2007 are summarized in the following table (in thousands):

	Three Months Ended
	June 30,				$ Increase /	% Increase /
	2008		2007		(Decrease)	(Decrease)
Electronics	$149,416	70.1%	$107,911	58.7%	$41,505	38.5%
Control Devices	63,813	29.9	75,891	41.3	(12,078)	(15.9)%
Total net sales	$213,229	100.0%	$183,802	100.0%	$29,427	16.0%

The increase in net sales for our Electronics segment was primarily due to new business sales in North America, increased sales volume in our European commercial vehicle operations and favorable foreign currency exchange rates. Favorable foreign currency exchange rates contributed $4.3 million to sales in the second quarter compared with the prior year. The increase was partially offset by contractual price reductions.

The decrease in net sales for our Control Devices segment was primarily attributable to production volume reductions at our major customers in the automotive vehicle market and the loss of sensor product revenue at our Sarasota, Florida, facility.

Net sales by geographic location for the three months ended June 30, 2008 and 2007 are summarized in the following table (in thousands):

	Three Months Ended
	June 30,				$ Increase /	% Increase /
	2008		2007		(Decrease)	(Decrease)

North America	$156,101	73.2%	$132,449	72.1%	$23,652	17.9%
Europe and other	57,128	26.8	51,353	27.9	5,775	11.2%
Total net sales	$213,229	100.0%	$183,802	100.0%	$29,427	16.0%

The increase in North American sales was primarily attributable to new business sales of electronics products. The increase was partially offset by lower sales volume in our North American automotive market. Our increase in sales outside North America for the second quarter was primarily due to increased European commercial vehicle sales volume and favorable foreign currency exchange rates. The favorable effect of foreign currency exchange rates affected net sales outside North America by $4.4 million in the second quarter of 2008 compared with the prior year.

Condensed consolidated statements of operations as a percentage of net sales for the three months ended June 30, 2008 and 2007 are presented in the following table (in thousands):
	Three Months Ended
	June 30,				$ Increase /
	2008		2007		(Decrease)
Net Sales	$213,229	100.0%	$183,802	100.0%	$29,427

Costs and Expenses:
Cost of goods sold	163,875	76.9	144,920	78.8	18,955
Selling, general and administrative	36,731	17.2	33,598	18.3	3,133
(Gain) Loss on sale of property, plant
and equipment, net	153	0.1	(1,653)	(0.9)	1,806
Restructuring charges	1,713	0.8	31	0.0	1,682

Operating Income	10,757	5.0	6,906	3.8	3,851

Interest expense, net	4,880	2.3	5,619	3.1	(739)
Equity in earnings of investees	(3,016)	(1.4)	(2,298)	(1.3)	(718)
Loss on early extinguishment of debt	271	0.1	-	-	271
Other expense (income), net	(124)	(0.1)	224	0.1	(348)

Income Before Income Taxes	8,746	4.1	3,361	1.9	5,385

Provision for income taxes	4,062	1.9	666	0.4	3,396

Net Income	$4,684	2.2%	$2,695	1.5%	$1,989

Cost of Goods Sold. The decrease in cost of goods sold as a percentage of sales was due to a more favorable product mix and new business sales. The decrease was partially offset by $1.9 million of restructuring expenses included in cost of goods sold in the second quarter of 2008.

Selling, General and Administrative Expenses. Product development expenses included in SG&A were $13.3 million and $10.9 million for the second quarters ended June 30, 2008 and 2007, respectively. The increase was primarily due to development spending in the areas of instrumentation and wiring.

(Gain) Loss on Sale of Property, Plant and Equipment, net. The gain in the second quarter of 2007 was primarily attributable to the sale of two closed facilities.

Restructuring Charges. The increase in restructuring charges that were general and administrative in nature, was primarily the result of the ratable recognition of one-time termination benefits that will be due to employees upon the closure of our Sarasota, Florida, and Mitcheldean, United Kingdom, locations. No fixed-asset impairment charges were incurred because assets are expected to be transferred to our other locations for continued production. Restructuring expenses that were general and administrative in nature were included in the Company’s condensed consolidated statements of operations as restructuring charges, while the remaining restructuring related expenses were included in cost of goods sold. We expect these initiatives to be substantially completed in 2008.

Restructuring charges, general and administrative in nature, recorded by reportable segment during the three months ended June 30, 2008 were as follows (in thousands):
	Three Months Ended
	June 30, 2008
	Electronics	Control Devices	Total Consolidated Restructuring Charges

Severance costs	$819	$375	$1,194
Other exit costs	10	509	519
Total general and administrative restructuring charges	$829	$884	$1,713

Severance costs relate to a reduction in workforce. Other exit costs include miscellaneous expenditures associated with exiting business activities.

Restructuring charges, general and administrative in nature, recorded by reportable segment during the three months ended June 30, 2007 were as follows (in thousands):

	Three Months Ended
	June 30, 2007
	Electronics	Control Devices	Total Consolidated Restructuring Charges

Severance costs	$31	$-	$31
Total general and administrative restructuring charges	$31	$-	$31

Restructuring related expenses, general and administrative in nature, for the second quarter of 2007 were due to severance costs related to the rationalization of certain manufacturing facilities in North America that were previously announced in 2005. These restructuring initiatives were completed in 2007.

Equity in Earnings of Investees. The increase in equity earnings of investees was predominately attributable to the increase in equity earnings recognized from our PST joint venture. The increase primarily reflects higher volume for PST’s security product lines and favorable exchange rates.

Income Before Income Taxes. Income before income taxes is summarized in the following table by reportable segment (in thousands).

	Three Months Ended
	June 30,		$ Increase /	% Increase /
	2008	2007	(Decrease)	(Decrease)

Electronics	$12,984	$988	$11,996	1,214.2%
Control Devices	(985)	6,405	(7,390)	(115.4)%
Other corporate activities	1,739	1,573	166	10.6%
Corporate interest expense, net	(4,992)	(5,605)	613	10.9%
Income before income taxes	$8,746	$3,361	$5,385	160.2%

The increase in income before income taxes in the Electronics segment was related to increased revenue and favorable product mix. These factors were partially offset by higher restructuring related expenses and higher SG&A expenses due to increased development spending in the areas of instrumentation and wiring.

The decrease in income before income taxes in the Control Devices reportable segment was primarily due to lower revenue and increased restructuring related expenses.

The increase in income before income taxes was also attributable to lower corporate interest expense. The decrease in corporate interest expense was primarily due to the purchase and retirement of $17.0 million in face value of the Company’s senior notes during the first six months of 2008.

Income before income taxes by geographic location for the three months ended June 30, 2008 and 2007 is summarized in the following table (in thousands):

	Three Months Ended
	June 30,				$ Increase /	% Increase /
	2008		2007		(Decrease)	(Decrease)

North America	$8,215	93.9%	$1,431	42.6%	$6,784	474.1%
Europe and other	531	6.1	1,930	57.4	(1,399)	(72.5)%
Income before income taxes	$8,746	100.0%	$3,361	100.0%	$5,385	160.2%

The increase in our profitability in North America was primarily attributable to new business sales and additional sales volume to existing customers, mostly from electronics products. The increase was primarily offset by increased restructuring related expenses and lower North American automotive production. The decrease in profitability outside North America was primarily due to increased restructuring related expenses.

Provision for Income Taxes. We recognized a provision for income taxes of $4.1 million, or 46.4% of pre-tax income, and $0.7 million, or 19.8% of the pre-tax income, for federal, state and foreign income taxes for the second quarters ended June 30, 2008 and 2007, respectively. The increase in the effective tax rate for the second quarter ended June 30, 2008 compared to the second quarter ended June 30, 2007, was primarily attributable to the costs incurred to restructure our United Kingdom operations. Since we do not believe that the related tax benefit of those losses will be realized, a valuation allowance was recorded against the deferred tax assets associated with those foreign losses. In addition, the effective tax rate was unfavorably impacted by the expiration of the federal research and development tax credit at December 31, 2007.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Net Sales. Net sales for our reportable segments, excluding inter-segment sales, for the six months ended June 30, 2008 and 2007 are summarized in the following table (in thousands):

	Six Months Ended
	June 30,				$ Increase /	% Increase /
	2008		2007		(Decrease)	(Decrease)
Electronics	$282,632	67.9%	$218,476	59.2%	$64,156	29.4%
Control Devices	133,667	32.1	150,354	40.8	(16,687)	(11.1)%
Total net sales	$416,299	100.0%	$368,830	100.0%	$47,469	12.9%

The increase in net sales for our Electronics segment was primarily due to new business sales in North America, increased sales volume in our European commercial vehicle operations and favorable foreign currency exchange rates. Favorable foreign currency exchange rates contributed $8.5 million to sales in the first six months of 2008 compared with the first six months of the prior year. The increase was partially offset by lower sales volumes to our North American commercial vehicle markets.

The decrease in net sales for our Control Devices segment was primarily attributable to production volume reductions at our major customers in the automotive vehicle market and the loss of sensor product revenue at our Sarasota, Florida, facility.

Net sales by geographic location for the six months ended June 30, 2008 and 2007 are summarized in the following table (in thousands):

	Six Months Ended
	June 30,				$ Increase /	% Increase /
	2008		2007		(Decrease)	(Decrease)

North America	$303,299	72.9%	$266,510	72.3%	$36,789	13.8%
Europe and other	113,000	27.1	102,320	27.7	10,680	10.4%
Total net sales	$416,299	100.0%	$368,830	100.0%	$47,469	12.9%

The increase in North American sales was primarily attributable to new business sales of electronics products. The increase was partially offset by lower sales volume in our North American automotive and commercial vehicle markets. Our increase in sales outside North America for the first six months was primarily due to increased European commercial vehicle sales volume and favorable foreign currency exchange rates. The favorable effect of foreign currency exchange rates affected net sales outside North America by $8.7 million in the first six months of 2008 compared with the first six months of the prior year.

Condensed consolidated statements of operations as a percentage of net sales for the six months ended June 30, 2008 and 2007 are presented in the following table (in thousands):

	Six Months Ended
	June 30,				$ Increase /
	2008		2007		(Decrease)

Net Sales	$416,299	100.0%	$368,830	100.0%	$47,469

Costs and Expenses:
Cost of goods sold	315,128	75.7	287,101	77.8	28,027
Selling, general and administrative	73,021	17.5	66,730	18.1	6,291
(Gain) Loss on sale of property, plant
and equipment, net	145	0.0	(1,688)	(0.5)	1,833
Restructuring	3,135	0.8	72	0.0	3,063
-
Operating Income	24,870	6.0	16,615	4.5	8,255

Interest expense, net	10,252	2.5	11,103	3.0	(851)
Equity in earnings of investees	(6,835)	(1.6)	(4,418)	(1.2)	(2,417)
Loss on early extinguishment of debt	770	0.2	-	-	770
Other expense, net	278	0.0	512	0.1	(234)

Income Before Income Taxes	20,405	4.9	9,418	2.6	10,987

Provision for income taxes	9,174	2.2	1,853	0.5	7,321

Net Income	$11,231	2.7%	$7,565	2.1%	$3,666

Cost of Goods Sold.  The decrease in cost of goods sold as a percentage of sales was due to a more favorable product mix and new business sales. The decrease was partially offset by $3.0 million of restructuring expenses included in cost of goods sold in the first half of 2008.

Selling, General and Administrative Expenses. Product development expenses included in SG&A were $25.5 million and $21.8 million for the six months ended June 30, 2008 and 2007, respectively. The increase was primarily due to development spending in the areas of instrumentation and wiring.

The increase in SG&A expenses, excluding product development expenses, for the first six months of 2008 compared with the first six months of 2007 was primarily attributable to the increase in consulting and compensation related expenses.

(Gain) Loss on Sale of Property, Plant and Equipment, net. The gain during the first half of 2007 was primarily attributable to the sale of two closed facilities.

Restructuring Charges. The increase in restructuring charges that were general and administrative in nature, was primarily the result of the ratable recognition of one-time termination benefits that will be due to employees upon the closure of our Sarasota, Florida, and Mitcheldean, United Kingdom, locations. No fixed-asset impairment charges were incurred because assets are expected to be transferred to our other locations for continued production. Restructuring expenses that were general and administrative in nature were included in the Company’s condensed consolidated statements of operations as restructuring charges, while the remaining restructuring related expenses were included in cost of goods sold. We expect these initiatives to be substantially completed in 2008.

Restructuring charges, general and administrative in nature, recorded by reportable segment during the six months ended June 30, 2008 were as follows (in thousands):

	Six Months Ended
	June 30, 2008
	Electronics	Control Devices	Total Consolidated Restructuring Charges

Severance costs	$1,692	$740	$2,432
Other exit costs	18	685	703
Total general and administrative restructuring charges	$1,710	$1,425	$3,135

Severance costs related to a reduction in workforce. Other exit costs include miscellaneous expenditures associated with exiting business activities.

Restructuring charges, general and administrative in nature, recorded by reportable segment during the six months ended June 30, 2007 were as follows (in thousands):

	Six Months Ended
	June 30, 2007
	Electronics	Control Devices	Total Consolidated Restructuring Charges

Severance costs	$72	$-	$72
Total general and administrative restructuring charges	$72	$-	$72

Restructuring related expenses, general and administrative in nature, for the first six months of 2007 were due to severance costs related to the rationalization of certain manufacturing facilities in North America that were previously announced in 2005. These restructuring initiatives were completed in 2007.

Equity in Earnings of Investees. The increase in equity earnings of investees was predominately attributable to the increase in equity earnings recognized from our PST joint venture. The increase primarily reflects higher volume for PST’s security product lines and favorable exchange rates.

Income Before Income Taxes. Income before income taxes is summarized in the following table by reportable segment (in thousands).

	Six Months Ended June 30,		$ Increase /	% Increase /
	2008	2007	(Decrease)	(Decrease)

Electronics	$25,975	$6,141	$19,834	323.0%
Control Devices	1,091	10,887	(9,796)	(90.0)%
Other corporate activities	3,646	3,521	125	3.6%
Corporate interest expense, net	(10,307)	(11,131)	824	7.4%
Income before income taxes	$20,405	$9,418	$10,987	116.7%

The increase in income before income taxes in the Electronics segment was related to increased revenue and favorable product mix. These factors were partially offset by higher restructuring related expenses and higher SG&A expenses due to increased development spending in the areas of instrumentation and wiring.

The decrease in income before income taxes in the Control Devices reportable segment was primarily due to lower revenue and increased restructuring related expenses. The decrease was partially offset by operating inefficiencies related to a new product launch in the first quarter of 2007.

Income before income taxes by geographic location for the six months ended June 30, 2008 and 2007 is summarized in the following table (in thousands):

	Six Months Ended				$ Increase /	% Increase /
	June 30, 2008		June 30, 2007		(Decrease)	(Decrease)

North America	$18,136	88.9%	$3,825	40.6%	$14,311	374.1%
Europe and other	2,269	11.1	5,593	59.4	(3,324)	(59.4)%
Income before income taxes	$20,405	100.0%	$9,418	100.0%	$10,987	116.7%

The increase in our profitability in North America was primarily attributable to new business sales and additional sales volume to existing customers, primarily from electronic products. The increase was primarily offset by increased restructuring related expenses and lower North American automotive and commercial vehicle production. The decrease in profitability outside North America was primarily due to increased restructuring related and design and development expenses. The decrease was partially offset by increased European commercial vehicle production.

Provision for Income Taxes. We recognized a provision for income taxes of $9.2 million, or 45.0% of pre-tax income, and $1.9 million, or 19.7% of the pre-tax income, for federal, state and foreign income taxes for the six months ended June 30, 2008 and 2007, respectively. The increase in the effective tax rate for the second quarter ended June 30, 2008 compared to the second quarter ended June 30, 2007, was primarily attributable to the costs incurred to restructure our United Kingdom operations. Since we do not believe that the related tax benefit of those losses will be realized, a valuation allowance was recorded against the deferred tax assets associated with those foreign losses. In addition, the effective tax rate was unfavorably impacted by the expiration of the federal research and development tax credit at December 31, 2007.

Liquidity and Capital Resources

Summary of Cash Flows (in thousands):

	Six Months Ended
	June 30,		$ Increase /
	2008	2007	(Decrease)
Cash provided by (used for):
Operating activities	$12,574	$4,019	$8,555
Investing activities	(12,314)	(5,863)	(6,451)
Financing activities	(16,391)	1,796	(18,187)
Effect of exchange rate changes on cash and cash equivalents	1,549	232	1,317
Net change in cash and cash equivalents	$(14,582)	$184	$(14,766)

The increase in net cash provided by operating activities was primarily due to higher earnings and higher accounts payable balances in the current year. The increase in cash provided by operating activities was partially offset by higher accounts receivable balances due to increased revenues and by cash used for our restructuring initiatives, primarily to build inventory levels for line-transfers, which will decline as production transfers to our other facilities.

The decrease in net cash used for investing activities reflects a decrease in cash used for capital projects offset by $1.1 million of cash used to acquire a Swedish aftermarket distributor of Stoneridge products in the first quarter of 2008.

The increase in net cash used by financing activities was primarily due to cash used to purchase and retire $17.0 million in par value of the Company’s senior notes in the first half of 2008.

Future capital expenditures are expected to be consistent with recent levels. Management will continue to focus on reducing its weighted average cost of capital and believes that cash flows from operations and the availability of funds from our credit facilities will provide sufficient liquidity to meet our future growth and operating needs.

As outlined in Note 6 to our condensed consolidated financial statements, on November 2, 2007, we finalized our new asset-based credit facility, which permits borrowing up to a maximum level of $100.0 million. This facility provides us with lower borrowing rates and allows us the flexibility to refinance our outstanding debt. At June 30, 2008, there were no borrowings on this asset-based credit facility. At June 30, 2008, the Company had borrowing capacity of $90.9 million based on eligible current assets, as defined by the credit agreement. The Company was in compliance with all covenants at June 30, 2008.

As of June 30, 2008, the Company’s $183.0 million of senior notes were redeemable at 103.833 percent of the principal amount. Given the Company’s senior notes are redeemable, we may seek to retire the senior notes through redemptions, cash purchases, open market purchases, privately negotiated transactions or otherwise. Such redemptions, purchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. During the first half of 2008, we purchased and retired $17.0 million in face value of the Company’s senior notes.

We announced restructuring initiatives in the fourth quarter of 2007 and expect them to be substantially complete by December 31, 2008. We anticipate incurring total pre-tax charges of approximately $9.0 million to $13.0 million in 2008 for the restructuring, net of the expected gain on the future sale of our Sarasota, Florida, facility, which may or may not occur in 2008. We currently estimate a pre-tax gain on the expected facility sale to be in the range of $3.0 million to $4.0 million.

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

Forward-Looking Statements

Portions of this report contain “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, with respect to, among other things, our (i) future product and facility expansion, (ii) acquisition strategy, (iii) investments and new product development, and (iv) growth opportunities related to awarded business. Forward-looking statements may be identified by the words “will,” “may,” “designed to,” “believes,” “plans,” “expects,” “continue,” and similar words and expressions. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other factors:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

From time to time, we are exposed to certain market risks, primarily resulting from the effects of changes in interest rates. At June 30, 2008, however, all of our debt was fixed rate debt. At this time, we do not intend to use financial instruments to manage this risk.

Commodity Price Risk

Given the current economic climate and the recent increases in certain commodity costs, we presently are experiencing an increased risk, particularly with respect to the purchase of copper, zinc, resins and certain other commodities. We manage this risk through a combination of fixed price agreements, staggered short-term contract maturities and commercial negotiations with our suppliers. We may also consider pursuing alternative commodities or alternative suppliers to mitigate this risk over a period of time. The recent increases in certain commodity costs have negatively affected our operating results, and a continuation of such price increases could significantly affect our profitability.

We entered into fixed price swap contracts for 480 and 420 metric tonnes of copper in December 2006 and January 2007, respectively. These contracts fixed the cost of a portion of our copper purchases in 2007 and expired on December 31, 2007. In December 2007, we entered into a fixed price swap contract for 1.0 million pounds of copper, which will last through December 2008. The purpose of these contracts is to reduce our price risk as it relates to copper prices.

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

As discussed in Note 3 to our condensed consolidated financial statements, we have entered into foreign currency forward contracts related to our British pound exposures. The existing foreign currency forward contracts at June 30, 2008 and December 31, 2007 had a notional value of $8,239 and $8,551, respectively. The estimated net fair value of these contracts at June 30, 2008 and December 31, 2007, per quoted market sources, was approximately $124 and $(28), respectively.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (CEO) and chief financial officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II-OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	The Annual Meeting of Shareholders of Stoneridge, Inc. was held on May 5, 2008.

(b)	The following matters were submitted to a vote at the meeting:

The election of the following nominees as directors of the Company. The vote with respect to each nominee was as follows:

Nominee	For	Withheld
John C. Corey	21,767,638	450,706
Jeffrey P. Draime	21,780,512	437,832
Sheldon J. Epstein	21,782,004	436,340
Douglas C. Jacobs	21,850,386	367,958
Kim Korth	21,850,286	368,058
William M. Lasky	21,850,148	368,196
Earl L. Linehan	21,704,944	513,400

The ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year ended December 31, 2008. The results of the vote were as follows:

	For	Against	Abstain
Ratify Appointment of Accounting Firm	22,179,298	35,416	3,631

Item 5. Other Information.

None.

Item 6. Exhibits.

Reference is made to the separate, “Index to Exhibits,” filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONERIDGE, INC.

Date: August 7, 2008	/s/ John C. Corey
John C. Corey President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2008	/s/ George E. Strickler
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