Form 10-Q
period 2008-09-30
STONERIDGE INC
filed 2008-11-07
CIK 1043337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The number of Common Shares, without par value, outstanding as of October 24, 2008 was 24,668,295.

STONERIDGE, INC. AND SUBSIDIARIES

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.

STONERIDGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	September 30,	December 31,
	2008	2007
ASSETS

Current Assets:
Cash and cash equivalents	$89,611	$95,924
Accounts receivable, less reserves of $5,029 and $4,736, respectively	115,324	122,288
Inventories, net	67,543	57,392
Prepaid expenses and other	16,812	15,926
Deferred income taxes	10,150	9,829
Total current assets	299,440	301,359

Long-Term Assets:
Property, plant and equipment, net	88,882	92,752
Other Assets:
Goodwill	65,656	65,176
Investments and other, net	46,435	39,454
Deferred income taxes	21,714	29,028
Total long-term assets	222,687	226,410
Total Assets	$522,127	$527,769

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$66,465	$69,373
Accrued expenses and other	53,864	47,198
Total current liabilities	120,329	116,571

Long-Term Liabilities:
Long-term debt	183,000	200,000
Deferred income taxes	2,521	2,665
Other liabilities	1,926	2,344
Total long-term liabilities	187,447	205,009

Shareholders' Equity:
Preferred Shares, without par value, authorized 5,000 shares, none issued	-	-
Common Shares, without par value, authorized 60,000 shares, issued 24,772 and 24,601 shares and outstanding 24,668 and 24,209 shares, respectively, with no stated value
Additional paid-in capital	157,281	154,173
Common Shares held in treasury, 104 and 373 shares, respectively, at cost	(129)	(383)
Retained earnings	49,239	38,372
Accumulated other comprehensive income	7,960	14,027
Total shareholders’ equity	214,351	206,189
Total Liabilities and Shareholders' Equity	$522,127	$527,769

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net Sales	$178,434	$172,814	$594,733	$541,644

Costs and Expenses:
Cost of goods sold	143,089	134,944	458,217	422,045
Selling, general and administrative	31,855	32,405	104,876	99,135
(Gain) Loss on sale of property, plant and equipment, net	(187)	223	(42)	(1,465)
Restructuring charges	2,742	2	5,877	74

Operating Income	935	5,240	25,805	21,855

Interest expense, net	5,049	5,467	15,301	16,570
Equity in earnings of investees	(4,371)	(3,506)	(11,206)	(7,924)
Loss on early extinguishment of debt	-	-	770	-
Other expense (income), net	(234)	273	44	785

Income Before Income Taxes	491	3,006	20,896	12,424

Provision for income taxes	855	381	10,029	2,234

Net Income (Loss)	$(364)	$2,625	$10,867	$10,190

Basic net income (loss) per share	$(0.02)	$0.11	$0.47	$0.44
Basic weighted average shares outstanding	23,405	23,213	23,353	23,106

Diluted net income (loss) per share	$(0.02)	$0.11	$0.46	$0.43
Diluted weighted average shares outstanding	23,405	23,694	23,728	23,656

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2008	2007
OPERATING ACTIVITIES:
Net income	$10,867	$10,190
Adjustments to reconcile net income to net cash provided by (used for) operating activities -
Depreciation	20,706	21,775
Amortization	1,050	1,196
Deferred income taxes	7,039	(1,272)
Equity in earnings of investees	(11,206)	(7,924)
(Gain) Loss on sale of property, plant and equipment	(42)	(1,465)
Share-based compensation expense	2,666	1,858
Loss on extinguishment of debt	770	-
Changes in operating assets and liabilities -
Accounts receivable, net	5,235	(15,197)
Inventories, net	(12,179)	756
Prepaid expenses and other	(1,654)	(1,777)
Accounts payable	(1,652)	(8,446)
Accrued expenses and other	9,068	8,215
Net cash provided by operating activities	30,668	7,909

INVESTING ACTIVITIES:
Capital expenditures	(17,956)	(14,259)
Proceeds from sale of property, plant and equipment	435	5,042
Business acquisitions and other	(980)	-
Net cash used for investing activities	(18,501)	(9,217)

FINANCING ACTIVITIES:
Repayments of long-term debt	(17,000)	-
Share-based compensation activity, net	1,305	1,956
Premiums related to early extinguishment of debt	(553)	-
Net cash provided by (used for) financing activities	(16,248)	1,956

Effect of exchange rate changes on cash and cash equivalents	(2,232)	1,119

Net change in cash and cash equivalents	(6,313)	1,767

Cash and cash equivalents at beginning of period	95,924	65,882

Cash and cash equivalents at end of period	$89,611	$67,649

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

(1) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Stoneridge, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the Commission’s rules and regulations. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

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

(2) Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (“LIFO”) method for approximately 64% and 66% of the Company’s inventories at September 30, 2008 and December 31, 2007, respectively, and by the first-in, first-out (“FIFO”) method for all other inventories. Inventory cost includes material, labor and overhead. Inventories consist of the following:

	September 30,	December 31,
	2008	2007
Raw materials	$35,741	$36,678
Work-in-progress	11,394	9,065
Finished goods	23,065	13,700
Total inventories	70,200	59,443
Less: LIFO reserve	(2,657)	(2,051)
Inventories, net	$67,543	$57,392

(3) Fair Value of Financial Instruments

Financial Instruments

A financial instrument is cash or a contract that imposes an obligation to deliver, or conveys a right to receive cash or another financial instrument. The carrying values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. The estimated fair value of the Company’s senior notes (fixed rate debt) at September 30, 2008 and December 31, 2007, per quoted market sources, was $179.3 million and $199.2 million, respectively. The carrying value was $183.0 million and $200.0 million as of September 30, 2008 and December 31, 2007, respectively.

Derivative Instruments and Hedging Activities

The Company makes use of derivative instruments in foreign exchange and commodity price hedging programs. Derivative instruments currently in use are foreign currency forward and commodity swap contracts. These contracts are used strictly for hedging and not for speculative purposes. Management believes that the use of these instruments in order to reduce risk is in the Company’s best interest.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

As a result of the Company’s international business presence it is exposed to foreign currency exchange risk. The Company uses derivative instruments, including foreign currency forward contracts, to mitigate the effect that fluctuations in foreign currency exchange rates have on foreign currency denominated intercompany transactions and other known foreign currency exposures. The principal currency hedged by the Company is the British pound. In certain instances, foreign currency forward contracts are marked to market, with gains and losses recognized in the Company’s condensed consolidated statement of operations as a component of other expense (income), net. The Company’s foreign currency forward contracts substantially offset gains and losses on underlying foreign currency denominated transactions.

The Company’s foreign currency forward contracts had a notional value of $8,239 and $8,551 at September 30, 2008 and December 31, 2007, respectively. At September 30, 2008, the purpose of the foreign currency forward contracts is to reduce the exposure related to the Company’s British pound-denominated receivables. At December 31, 2007, the Company also used forward currency contracts to reduce the exposure related to the Company’s Mexican peso- and Swedish krona-denominated receivables. The estimated fair value of the existing contracts at September 30, 2008 and December 31, 2007, per quoted market sources, was approximately $760 and $(28), respectively. For the nine months ended September 30, 2008, the Company recognized an $854 gain related to these contracts in the condensed consolidated statement of operations as a component of other expense (income), net. In 2007, the Company used foreign currency option contracts to reduce the exposure to the Mexican peso. The Company’s foreign currency option contracts expired as of December 31, 2007.

To mitigate the risk of future price volatility and, consequently, fluctuations in gross margins, the Company has entered into fixed price commodity swaps with a bank to fix the cost of a portion of its copper purchases. In December 2007, we entered into a fixed price swap contract for 1.0 million pounds of copper, which will last through December 2008. In September 2008, we entered into a fixed price swap contract for 1.4 million pounds of copper, which will last from January 2009 to December 2009. Because these contracts were executed to hedge forecasted transactions, the contracts are accounted for as cash flow hedges. The unrealized gain or loss for the effective portion of the hedge is deferred and reported in the Company’s condensed consolidated balance sheets as a component of accumulated other comprehensive income. The Company deems these cash flow hedges to be highly effective. The effectiveness of the transactions has been and will be measured on an ongoing basis using regression analysis. The ineffectiveness of the transactions is measured using the dollar-offset test. The fair value of the fixed price commodity swap contract, per quoted market sources, was approximately $32 and $57 at September 30, 2008 and December 31, 2007, respectively. For the nine months ended September 30, 2008, the Company recognized a $523 gain related to these contracts in the condensed consolidated statement of operations as a component of cost of goods sold.

Statement of Financial Accounting Standard No. 157, Fair Value Measurements

Effective January 1, 2008, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements. In accordance with Financial Accounting Standards Board Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 ("FSP FAS 157-2”), we have deferred the adoption of SFAS 157 for our nonfinancial assets and nonfinancial liabilities until January 1, 2009. Deferring adoption is not expected to have a material impact on the Company’s financial statements. On October 10, 2008, FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”),was issued. FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 became effective upon issuance and was adopted by the Company for the reporting period ending September 30, 2008 without material impact on the Company’s financial statements.

The following table presents the Company’s assets that are measured at fair value on a recurring basis and that are categorized using the fair value hierarchy. As of September 30, 2008 the Company does not have liabilities that are measured at fair value. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

	Fair Value Measurements at September 30, 2008
		Quoted Prices	Significant Other	Significant
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-sale equity investments	$267	$267	$-	$-
Derivatives	792	-	792	-
Total fair value of assets	$1,059	$267	$792	$-

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

Equity investments are valued using a market approach based on the quoted market prices of identical instruments when available or other observable inputs such as trading prices of identical instruments in active markets.  Our foreign currency forward contracts are valued using an income approach based on the present value of the forward rate less the contract rate multiplied by the notional amount. Commodity swap contracts are valued using an income approach based on the present value of the commodity index prices less the contract rate multiplied by the notional amount.

(4) Share-Based Compensation

Total compensation expense recognized in the condensed consolidated statements of operations for share-based compensation arrangements was $764 and $606 for the three months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, total compensation expense recognized in the condensed consolidated statements of operations for share-based compensation arrangements was $2,666 and $1,858, respectively.

(5) Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and disclosure of comprehensive income.

The components of comprehensive income (loss), net of tax are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income (loss)	$(364)	$2,625	$10,867	$10,190
Other comprehensive income (loss):
Currency translation adjustments	(11,230)	3,019	(6,120)	5,001
Pension and postretirement liability adjustments	48	(24)	38	(60)
Unrealized gain (loss) on marketable securities	11	(22)	(1)	39
Unrecognized gain (loss) on derivatives	(332)	(547)	16	554
Total other comprehensive income (loss)	(11,503)	2,426	(6,067)	5,534
Comprehensive income (loss)	$(11,867)	$5,051	$4,800	$15,724

Accumulated other comprehensive income, net of tax is comprised of the following:

	September 30,	December 31,
	2008	2007
Foreign currency translation adjustments	$8,392	$14,512
Pension and postretirement liability adjustments	(390)	(428)
Unrealized loss on marketable securities	(21)	(20)
Unrecognized loss on derivatives	(21)	(37)
Accumulated other comprehensive income	$7,960	$14,027

(6) Long-Term Debt

Senior Notes

The Company had $183.0 million and $200.0 million of senior notes outstanding at September 30, 2008 and December 31, 2007, respectively. During 2008, the Company purchased and retired $17.0 million in face value of the senior notes. The outstanding senior notes bear interest at an annual rate of 11.50% and mature on May 1, 2012. The senior notes are redeemable, at the Company’s option, at 103.833 percent of the principal amount until April 30, 2009. The senior notes will remain redeemable at various levels until the maturity date. Interest is payable on May 1 and November 1 of each year.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

Credit Facility

On November 2, 2007, the Company entered into an asset-based credit facility, which permits borrowing up to a maximum level of $100.0 million. At September 30, 2008, there were no borrowings on this asset-based credit facility. The available borrowing capacity on this credit facility is based on eligible current assets, as defined. At September 30, 2008, the Company had borrowing capacity of $67.8 million based on eligible current assets. The asset-based credit facility does not contain financial performance covenants; however, restrictions include limits on capital expenditures, operating leases and dividends. The asset-based credit facility expires on November 1, 2011. The credit facility provides that a commitment fee of 0.25% is due on the unused balance and that interest is payable quarterly at either (i) the higher of the prime rate or the Federal Funds rate plus 0.50%, plus a margin of 0.00% to 0.25% or (ii) LIBOR plus a margin of 1.00% to 1.75%, depending upon the Company’s undrawn availability, as defined.

(7) Net Income (Loss) Per Share

Basic net income (loss) per share was computed by dividing net income (loss) by the weighted-average number of Common Shares outstanding for each respective period. Diluted net income (loss) per share was calculated by dividing net income (loss) by the weighted-average of all potentially dilutive Common Shares that were outstanding during the periods presented.

Actual weighted-average shares outstanding used in calculating basic and diluted net income (loss) per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Basic weighted-average shares outstanding	23,405,209	23,213,240	23,353,085	23,105,561
Effect of dilutive securities	-	481,190	374,829	550,038
Diluted weighted-average shares outstanding	23,405,209	23,694,430	23,727,914	23,655,599

For the three months ended September 30, 2008 and 2007, options to purchase 50,000 and 139,500 Common Shares at an average price of $15.73 and $15.56, respectively, were not included in the computation of diluted net income (loss) per share because their respective exercise prices were greater than the average market price of Common Shares and, therefore, their effect would have been anti-dilutive. Share options not included in the computation of diluted net income (loss) per share to purchase 61,000 and 139,500 Common Shares at an average price of $15.54 and $15.56, respectively, were outstanding during the nine months ended September 30, 2008 and 2007, respectively. In addition, the calculation of diluted earnings per share for  the quarter ended September 30, 2008, would have included 147,500 shares for assumed exercise of options under the Company’s share incentive plans, except that the Company was in a net loss position and no anti-dilution is permitted under SFAS No. 128, Earnings Per Share.

As of September 30, 2008, 628,275 performance-based restricted shares were outstanding. These shares were not included in the computation of diluted net income (loss) per share because not all vesting conditions were achieved as of September 30, 2008. These shares may or may not become dilutive based on the Company’s ability to exceed future earnings thresholds.

(8) Restructuring

In January 2005, the Company announced restructuring initiatives related to the rationalization of certain manufacturing facilities in Europe and North America. These restructuring initiatives were completed in 2007.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

On October 29, 2007, the Company announced restructuring initiatives to improve manufacturing efficiency and cost position by ceasing manufacturing operations at its Sarasota, Florida, and Mitcheldean, United Kingdom, locations. In the third quarter of 2008, the Company announced restructuring initiatives at our Canton, Massachusetts, location. These rationalizations are part of the Company’s cost reduction initiatives. In connection with these initiatives, the Company recorded restructuring expenses of $4,828 for the three months ended September 30, 2008. Restructuring expenses for the nine months ended September 30, 2008 were $11,005. Restructuring expenses that were general and administrative in nature were included in the Company’s condensed consolidated statements of operations as restructuring charges, while the remaining restructuring related expenses were included in cost of goods sold.

The expenses related to the restructuring initiatives announced on October 29, 2007 that belong to the Electronics reportable segment include the following:

	Severance Costs	Contract Termination Costs	Other Associated Costs	Total
Total expected restructuring charges	$3,331	$1,681	$2,863	$7,875

Fourth quarter 2007 charge to expense	$468	$-	$103	$571
Cash payments	-	-	(103)	(103)

Accrued balance at December 31, 2007	468	-	-	468

First quarter 2008 charge to expense	873	-	614	1,487
Second quarter 2008 charge to expense	819	-	822	1,641
Third quarter 2008 charge to expense	590	703	570	1,863
Cash payments	(649)	-	(1,737)	(2,386)

Accrued balance at September 30, 2008	$2,101	$703	$269	$3,073

Remaining expected restructuring charge	$581	$978	$754	$2,313

The expenses related to the restructuring initiatives announced on October 29, 2007 that belong to the Control Devices reportable segment include the following:

	Severance Costs	Fixed-Asset Costs	Other Associated Costs	Total (A)
Total expected restructuring charges	$2,352	$-	$5,711	$8,063

Fourth quarter 2007 charge to expense	$357	$-	$99	$456
Cash payments	-	-	-	-

Accrued balance at December 31, 2007	357	-	99	456

First quarter 2008 charge to expense	365	-	668	1,033
Second quarter 2008 charge to expense	375	-	1,641	2,016
Third quarter 2008 charge to expense	694	-	2,271	2,965
Cash payments	(274)	-	(4,168)	(4,442)

Accrued balance at September 30, 2008	$1,517	$-	$511	$2,028

Remaining expected restructuring charge	$561	$-	$1,032	$1,593

(A) Total expected restructuring charges does not include the expected gain from the future sale of the Company’s Sarasota, Florida, facility.

All restructuring expenses, except for asset-related charges, result in cash outflows. Severance costs relate to a reduction in workforce. Other associated costs include premium direct labor, inventory and equipment move costs, relocation expenses, increased inventory carrying costs and miscellaneous expenditures associated with exiting business activities. No fixed-asset impairment charges were incurred because assets are being transferred to other locations for continued production.

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

Product Warranty and Recall

Amounts accrued for product warranty and recall claims are established based on the Company’s best estimate of the amounts necessary to settle existing and probable future claims on products sold as of the balance sheet dates. These accruals are based on several factors including past experience, production changes, industry developments and various other considerations. The Company can provide no assurances that it will not experience material claims in the future or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued or beyond what the Company may recover from its suppliers.

The following provides a reconciliation of changes in product warranty and recall liability for the nine months ended September 30, 2008 and 2007:

	2008	2007
Product warranty and recall at beginning of period	$5,306	$5,825
Accruals for products shipped during period	4,257	2,131
Aggregate changes in pre-existing liabilities due to claims developments	988	1,197
Settlements made during the period (in cash or in kind)	(4,262)	(2,518)
Product warranty and recall at end of period	$6,289	$6,635

(10) Employee Benefit Plans

The Company has a single defined benefit pension plan that covers certain employees in the United Kingdom and a postretirement benefit plan that covers certain employees in the U.S. The components of net periodic benefit cost under the defined benefit pension plan are as follows:

	Defined Benefit Pension Plan
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Service cost	$35	$44	$105	$129
Interest cost	316	523	948	1,544
Expected return on plan assets	(361)	(585)	(1,083)	(1,725)
Amortization of actuarial loss	-	114	-	335
Net periodic (benefit) cost	$(10)	$96	$(30)	$283

The Company previously disclosed in its financial statements for the year ended December 31, 2007 that it expected to contribute $259 to its defined benefit pension plan in 2008. Of this amount, contributions of $194 have been made to the defined benefit pension plan as of September 30, 2008.

(11) Income Taxes

The Company recognized a provision for income taxes of $855, or 174.1% of pre-tax income, and $381, or 12.7% of pre-tax income, for federal, state and foreign income taxes for the three months ended September 30, 2008 and 2007, respectively. The Company recognized a provision for income taxes of $10,029, or 48.0% of pre-tax income, and $2,234, or 18.0% of pre-tax income, for federal, state and foreign income taxes for the nine months ended September 30, 2008 and 2007, respectively. The increase in the effective tax rate for both the three and nine months ended September 30, 2008 compared to similar periods in 2007 was primarily attributable to the costs incurred to restructure the Company’s United Kingdom operations. As the Company does not believe that the related tax benefit of those losses will be realized, a valuation allowance was recorded against the deferred tax assets associated with those foreign losses. In addition, the effective tax rate was unfavorably impacted due to the expiration of the federal research and development tax credit at December 31, 2007.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

As of December 31, 2007, the Company provided a liability of $4,618, excluding interest and penalties, for unrecognized tax benefits related to various federal, state and foreign income tax matters. The liability for uncertain tax positions is classified as a non-current income tax liability unless it is expected to be paid within one year. At September 30, 2008 the Company has classified $1,032 as a current liability and $3,415 as a reduction to non-current deferred income tax assets. The liability for unrecognized tax positions decreased by $408 for the three months ended September 30, 2008 and decreased by $557 for the nine months ended September 30, 2008 resulting in a balance at September 30, 2008 of $4,061. Through a combination of anticipated state audit settlements and the expiration of certain statutes of limitation, the amount of unrecognized tax benefits could decrease by approximately $70 to $200 within the next 12 months.

If the Company’s tax positions are sustained by the taxing authorities in favor of the Company, approximately $3,907 would reduce the Company’s provision for income taxes.

The Company classifies interest expense and, if applicable, penalties which could be assessed related to unrecognized tax benefits as a component of income tax expense. For the nine months ended September 30, 2008 and 2007, the Company recognized approximately $52 and $6 of gross interest and penalties, respectively. The Company has accrued approximately $724 and $672 for the payment of interest and penalties at September 30, 2008 and December 31, 2007, respectively.

The Company conducts business globally and, as a result, the Company or a subsidiary of the Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. The following table summarizes the open tax years for each significant jurisdiction:

Jurisdiction	Open Tax Years
U.S. Federal	2004-2007
France	2003-2007
Mexico	2002-2007
Spain	2003-2007
Sweden	2002-2007
United Kingdom	2003-2007

During the third quarter of 2007 the U.S. Internal Revenue Service commenced an examination of the Company’s 2005 federal income tax return. It is anticipated that this examination should be completed during the fourth quarter of 2008. The Company is also under examination for income and non-income tax filings in various state and foreign jurisdictions that should be completed at various times throughout 2008.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard becomes effective on January 1, 2009. Earlier adoption of SFAS 161 and, separately, comparative disclosures for earlier periods at initial adoption are encouraged. As SFAS 161 only requires enhanced disclosures, this standard will have no impact on the Company’s financial position, results of operations or cash flows.

In May 2008, the FASB issued Financial Accounting Standard (FAS) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. Unlike Statement on Auditing Standards (SAS) No. 69, “The Meaning of Present in Conformity With GAAP,” FAS No. 162 is directed to the entity rather than the auditor. The statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP,” and is not expected to have any impact on the Company’s financial position, results of operations or cash flows.

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

A summary of financial information by reportable segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net Sales
Electronics	$126,636	$103,021	$409,268	$321,497
Inter-segment sales	2,464	3,806	10,211	13,139
Electronics net sales	129,100	106,827	419,479	334,636

Control Devices	51,798	69,793	185,465	220,147
Inter-segment sales	1,067	1,077	3,671	3,560
Control Devices net sales	52,865	70,870	189,136	223,707

Eliminations	(3,531)	(4,883)	(13,882)	(16,699)
Total consolidated net sales	$178,434	$172,814	$594,733	$541,644

Income (Loss) Before Income Taxes
Electronics	$7,001	$3,005	$32,976	$9,146
Control Devices	(6,523)	2,714	(5,432)	13,601
Other corporate activities	5,129	2,827	8,775	6,348
Corporate interest expense, net	(5,116)	(5,540)	(15,423)	(16,671)
Total consolidated income before income taxes	$491	$3,006	$20,896	$12,424

Depreciation and Amortization
Electronics	$2,724	$3,400	$9,646	$10,164
Control Devices	3,690	3,812	11,191	11,495
Corporate activities	26	96	21	270
Total consolidated depreciation and amortization(A)	$6,440	$7,308	$20,858	$21,929

(A) These amounts represent depreciation and amortization on fixed and certain intangible assets.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest Expense (Income)
Electronics	$(60)	$(69)	$(113)	$(96)
Control Devices	(7)	(4)	(9)	(5)
Corporate activities	5,116	5,540	15,423	16,671
Total consolidated interest expense, net	$5,049	$5,467	$15,301	$16,570

Capital Expenditures, Net
Electronics	$2,736	$1,569	$7,480	$6,562
Control Devices	3,580	1,641	10,512	7,051
Corporate activities	(1)	235	(36)	646
Total consolidated capital expenditures, net	$6,315	$3,445	$17,956	$14,259

	September 30,	December 31,
	2008	2007
Total Assets
Electronics	$215,761	$214,119
Control Devices	176,741	180,785
Corporate(B)	287,930	282,695
Eliminations	(158,305)	(149,830)
Total consolidated assets	$522,127	$527,769

(B) Assets located at Corporate consist primarily of cash, deferred taxes and equity investments.

The following table presents net sales and non-current assets for each of the geographic areas in which the Company operates:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net Sales
North America	$131,966	$126,882	$435,265	$393,392
Europe and other	46,468	45,932	159,468	148,252
Total consolidated net sales	$178,434	$172,814	$594,733	$541,644

	September 30,	December 31,
	2008	2007
Non-Current Assets
North America	$202,718	$204,556
Europe and other	19,969	21,854
Total consolidated non-current assets	$222,687	$226,410

(14) Investments

PST Eletrônica S.A .

The Company has a 50% equity interest in PST Eletrônica S.A. (“PST”), a Brazilian electronic system provider focused on security and convenience applications primarily for the vehicle and motorcycle industry. The investment is accounted for under the equity method of accounting. The Company’s investment in PST was $37,593 and $29,663 at September 30, 2008 and December 31, 2007, respectively.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

Condensed financial information for PST is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues	$50,846	$36,278	$141,238	$94,908
Cost of sales	$23,073	$16,704	$66,042	$44,210

Pre-tax income	$10,503	$7,462	$26,301	$17,827
The Company's share of pre-tax income	$5,251	$3,731	$13,151	$8,914

Equity in earnings of PST included in the condensed consolidated statements of operations were $4,192 and $3,401 for the three months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, equity in earnings of PST was $10,634 and $7,557, respectively.

Minda Stoneridge Instruments Ltd.

The Company has a 49% interest in Minda Stoneridge Instruments Ltd. (“Minda”), a company based in India that manufactures electronics and instrumentation equipment for the motorcycle and commercial vehicle market. The investment is accounted for under the equity method of accounting. The Company’s investment in Minda was $4,673 and $4,547 at September 30, 2008 and December 31, 2007, respectively. Equity in earnings of Minda included in the condensed consolidated statements of operations were $179 and $105, for the three months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, equity in earnings of Minda was $572 and $367, respectively.

(15) Guarantor Financial Information

The senior notes and the credit facility are fully and unconditionally guaranteed, jointly and severally, by each of the Company’s existing and future domestic wholly owned subsidiaries (Guarantor Subsidiaries). The Company’s non-U.S. subsidiaries do not guarantee the senior notes or the credit facility (Non-Guarantor Subsidiaries).

Presented below are summarized consolidating financial statements of the Parent (which includes certain of the Company’s operating units), the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the Company on a condensed consolidated basis, as of September 30, 2008 and December 31, 2007 and for each of the three and nine months ended September 30, 2008 and 2007.

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

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

	September 30, 2008
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$47,844	$254	$41,513	$-	$89,611
Accounts receivable, net	60,743	21,368	33,213	-	115,324
Inventories, net	32,141	11,251	24,151	-	67,543
Prepaid expenses and other	(299,865)	304,054	12,623	-	16,812
Deferred income taxes	3,759	4,501	1,890	-	10,150
Total current assets	(155,378)	341,428	113,390	-	299,440

Long-Term Assets:
Property, plant and equipment, net	48,716	25,293	14,873	-	88,882
Other Assets:
Goodwill	44,584	20,591	481	-	65,656
Investments and other, net	45,692	321	422	-	46,435
Deferred income taxes	25,766	(2,790)	(1,262)	-	21,714
Investment in subsidiaries	438,935	-	-	(438,935)	-
Total long-term assets	603,693	43,415	14,514	(438,935)	222,687
Total Assets	$448,315	$384,843	$127,904	$(438,935)	$522,127

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$26,366	$18,625	$21,474	$-	$66,465
Accrued expenses and other	24,075	9,246	20,543	-	53,864
Total current liabilities	50,441	27,871	42,017	-	120,329

Long-Term Liabilities:
Long-term debt	183,000	-	-	-	183,000
Deferred income taxes	-	-	2,521	-	2,521
Other liabilities	523	393	1,010	-	1,926
Total long-term liabilities	183,523	393	3,531	-	187,447

Shareholders' Equity	214,351	356,579	82,356	(438,935)	214,351

Total Liabilities and Shareholders’ Equity	$448,315	$384,843	$127,904	$(438,935)	$522,127

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

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

Supplemental condensed consolidating financial statements (continued):

	For the Three Months Ended September 30, 2008
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$98,697	$42,054	$62,368	$(24,685)	$178,434

Costs and Expenses:
Cost of goods sold	83,677	34,053	49,205	(23,846)	143,089
Selling, general and administrative	12,380	7,588	12,726	(839)	31,855
(Gain) Loss on sale of property, plant and equipment, net	119	(3)	(303)	-	(187)
Restructuring charges	1,448	-	1,294	-	2,742

Operating Income (Loss)	1,073	416	(554)	-	935

Interest expense (income), net	5,313	-	(264)	-	5,049
Other income, net	(4,371)	-	(234)	-	(4,605)
Equity earnings from subsidiaries	(223)	-	-	223	-

Income (Loss) Before Income Taxes	354	416	(56)	(223)	491

Provision for income taxes	718	-	137	-	855

Net Income (Loss)	$(364)	$416	$(193)	$(223)	$(364)

	For the Three Months Ended September 30, 2007
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$83,251	$50,588	$57,843	$(18,868)	$172,814

Costs and Expenses:
Cost of goods sold	69,451	40,369	43,342	(18,218)	134,944
Selling, general and administrative	13,595	7,417	12,043	(650)	32,405
(Gain) Loss on sale of property, plant and equipment, net	231	-	(8)	-	223
Restructuring charges	2	-	-	-	2

Operating Income (Loss)	(28)	2,802	2,466	-	5,240

Interest expense (income), net	5,830	-	(363)	-	5,467
Other (income) expense, net	(3,696)	-	463	-	(3,233)
Equity earnings from subsidiaries	(4,285)	-	-	4,285	-

Income Before Income Taxes	2,123	2,802	2,366	(4,285)	3,006

Provision (benefit) for income taxes	(502)	4	879	-	381

Net Income	$2,625	$2,798	$1,487	$(4,285)	$2,625

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

Supplemental condensed consolidating financial statements (continued):

	For the Nine Months Ended September 30, 2008
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$316,543	$148,421	$206,233	$(76,464)	$594,733

Costs and Expenses:
Cost of goods sold	258,914	117,353	156,190	(74,240)	458,217
Selling, general and administrative	40,463	23,942	42,695	(2,224)	104,876
(Gain) Loss on sale of property, plant and equipment, net	198	21	(261)	-	(42)
Restructuring charges	2,873	-	3,004	-	5,877

Operating Income	14,095	7,105	4,605	-	25,805

Interest expense (income), net	16,019	-	(718)	-	15,301
Other (income) expense, net	(10,436)	-	44	-	(10,392)
Equity earnings from subsidiaries	(10,689)	-	-	10,689	-

Income Before Income Taxes	19,201	7,105	5,279	(10,689)	20,896

Provision for income taxes	8,334	82	1,613	-	10,029

Net Income	$10,867	$7,023	$3,666	$(10,689)	$10,867

	For the Nine Months Ended September 30, 2007
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$257,119	$157,187	$186,914	$(59,576)	$541,644

Costs and Expenses:
Cost of goods sold	217,081	123,231	139,251	(57,518)	422,045
Selling, general and administrative	40,645	23,090	37,458	(2,058)	99,135
Gain on sale of property, plant and equipment, net	(116)	(1,349)	-	-	(1,465)
Restructuring charges	74	-	-	-	74

Operating Income (Loss)	(565)	12,215	10,205	-	21,855

Interest expense (income), net	17,498	-	(928)	-	16,570
Other (income) expense, net	(7,594)	-	455	-	(7,139)
Equity earnings from subsidiaries	(20,819)	-	-	20,819	-

Income Before Income Taxes	10,350	12,215	10,678	(20,819)	12,424

Provision for income taxes	160	11	2,063	-	2,234

Net Income	$10,190	$12,204	$8,615	$(20,819)	$10,190

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

Supplemental condensed consolidating financial statements (continued):

	For the Nine Months Ended September 30, 2008
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$25,365	$4,658	$645	$-	$30,668

INVESTING ACTIVITIES:
Capital expenditures	(10,119)	(4,663)	(3,174)	-	(17,956)
Proceeds from the sale of fixed assets	141	4	290	-	435
Business acquisitions and other	-	-	(980)	-	(980)
Net cash used for investing activities	(9,978)	(4,659)	(3,864)	-	(18,501)

FINANCING ACTIVITIES:
Repayments of long-term debt	(17,000)	-	-	-	(17,000)
Share-based compensation activity, net	1,305	-	-	-	1,305
Premiums related to early extinguishment of debt	(553)	-	-	-	(553)
Net cash used for financing activities	(16,248)	-	-	-	(16,248)

Effect of exchange rate changes on cash and cash equivalents	-	-	(2,232)	-	(2,232)
Net change in cash and cash equivalents	(861)	(1)	(5,451)	-	(6,313)
Cash and cash equivalents at beginning of period	48,705	255	46,964	-	95,924
Cash and cash equivalents at end of period	$47,844	$254	$41,513	$-	$89,611

	For the Nine Months Ended September 30, 2007
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used for) operating activities	$8,237	$(1,561)	$1,533	$(300)	$7,909

INVESTING ACTIVITIES:
Capital expenditures	(7,772)	(3,038)	(3,449)	-	(14,259)
Proceeds from sale of fixed assets	392	4,643	7	-	5,042
Business acquisitions and other	-	-	-	-	-
Net cash (used for) provided by investing activities	(7,380)	1,605	(3,442)	-	(9,217)

FINANCING ACTIVITIES:
Repayments of long-term debt	-	-	(300)	300	-
Share-based compensation activity, net	1,956	-	-	-	1,956
Net cash provided by (used for) financing activities	1,956	-	(300)	300	1,956

Effect of exchange rate changes on cash and cash equivalents	-	-	1,119	-	1,119
Net change in cash and cash equivalents	2,813	44	(1,090)	-	1,767
Cash and cash equivalents at beginning of period	28,937	12	36,933	-	65,882
Cash and cash equivalents at end of period	$31,750	$56	$35,843	$-	$67,649

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

Our revenue for the third quarter of 2008 was affected by increased sales in our commercial vehicle and agricultural markets and lower sales volumes to our North American automotive market.

We recognized net loss for the third quarter ended September 30, 2008 of $0.4 million, or $0.02 per diluted share, compared with net income of $2.6 million, or $0.11 per diluted share, for the third quarter of 2007.

We recognized net income for the nine-month period ended September 30, 2008 of $10.9 million, or $0.46 per diluted share, compared with net income of $10.2 million, or $0.43 per diluted share, for the comparable period of 2007.

Our third quarter 2008 results were affected by our PST Eletrônica S.A. (“PST”) joint venture in Brazil which continued to perform well. Equity earnings were $4.2 million for the third quarter of 2008 compared to $3.4 million in the third quarter of 2007.

Also affecting our profitability were restructuring initiatives that began in the fourth quarter of 2007 to improve the Company’s manufacturing efficiency and cost position by ceasing manufacturing operations at our Sarasota, Florida, and Mitcheldean, United Kingdom, locations. Related third quarter 2008 expenses were approximately $4.8 million, primarily comprised of one-time termination benefits and line-transfer expenses. Restructuring expenses that were general and administrative in nature were included in the Company's condensed consolidated statements of operations as restructuring charges, while the remaining restructuring related expenses were included in cost of goods sold. We anticipate incurring total pre-tax charges of approximately $13.0 million to $15.0 million in 2008 for the restructuring.

We believe the recent decline in North American light vehicle production will have an impact on our sales volumes for the remainder of 2008 and may continue into 2009. Also, significant factors inherent to our markets that could affect our results include the financial stability of our customers and suppliers as well as our ability to successfully execute our planned restructuring initiatives. Our results also depend on conditions in the automotive and commercial vehicle industries, which are generally dependent on domestic and global economies.

Outlook for the Remainder of 2008

We are cautious about the remainder of 2008. The recent crisis in the financial sector and deteriorating global economic conditions have increased uncertainty about automotive and commercial vehicle production levels in North America and Europe. We expect this unprecedented current economic environment to continue to affect near-term results and to create difficult conditions through 2009. We are responding to these conditions by continuing to execute our previously announced restructuring programs. We remain optimistic about the long-term outlook for our business.

Results of Operations

We are primarily organized by markets served and products produced. Under this organizational structure, our operations have been aggregated into two reportable segments: Electronics and Control Devices. The Electronics reportable segment includes results of operations from our operations that design and manufacture electronic instrument clusters, electronic control units, driver information systems and electrical distribution systems, primarily wiring harnesses and connectors for electrical power and signal distribution. The Control Devices reportable segment includes results of operations from our operations that design and manufacture electronic and electromechanical switches, control actuation devices and sensors.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Net Sales. Net sales for our reportable segments, excluding inter-segment sales, for the three months ended September 30, 2008 and 2007 are summarized in the following table (in thousands):

	Three Months Ended
	September 30,				$ Increase /	% Increase /
	2008		2007		(Decrease)	(Decrease)
Electronics	$126,636	71.0%	$103,021	59.6%	$23,615	22.9%
Control Devices	51,798	29.0	69,793	40.4	(17,995)	(25.8)%
Total net sales	$178,434	100.0%	$172,814	100.0%	$5,620	3.3%

The increase in net sales for our Electronics segment was primarily due to new business sales in North America, increased sales volume in our European commercial vehicle operations and favorable foreign currency exchange rates. Favorable foreign currency exchange rates contributed $4.0 million to sales in the third quarter compared with the prior year. The increase was partially offset by contractual price reductions and the loss of a heated switch product at our Mitcheldean, United Kingdom, facility.

The decrease in net sales for our Control Devices segment was primarily attributable to production volume reductions at our major customers in the automotive vehicle market and the loss of a sensor product revenue at our Sarasota, Florida, facility.

Net sales by geographic location for the three months ended September 30, 2008 and 2007 are summarized in the following table (in thousands):

	Three Months Ended
	September 30,
	2008		2007		$ Increase	% Increase

North America	$131,966	74.0%	$126,882	73.4%	$5,084	4.0%
Europe and other	46,468	26.0	45,932	26.6	536	1.2%
Total net sales	$178,434	100.0%	$172,814	100.0%	$5,620	3.3%

The increase in North American sales was primarily attributable to new business sales of electronics products. The increase was partially offset by lower sales volume in our North American automotive market. Our increase in sales outside North America for the third quarter was primarily due to favorable foreign currency exchange rates. The favorable effect of foreign currency exchange rates affected net sales outside North America by $4.0 million in the third quarter of 2008 compared with the prior year.

Condensed consolidated statements of operations as a percentage of net sales for the three months ended September 30, 2008 and 2007 are presented in the following table (in thousands):

	Three Months Ended
	September 30,				$ Increase /
	2008		2007		(Decrease)
Net Sales	$178,434	100.0%	$172,814	100.0%	$5,620
Costs and Expenses:
Cost of goods sold	143,089	80.2	134,944	78.1	8,145
Selling, general and administrative	31,855	17.9	32,405	18.8	(550)
(Gain) Loss on sale of property, plant
and equipment, net	(187)	(0.1)	223	0.1	(410)
Restructuring charges	2,742	1.5	2	0.0	2,740
Operating Income	935	0.5	5,240	3.0	(4,305)
Interest expense, net	5,049	2.8	5,467	3.2	(418)
Equity in earnings of investees	(4,371)	(2.5)	(3,506)	(2.0)	(865)
Other expense (income), net	(234)	(0.1)	273	0.2	(507)
Income Before Income Taxes	491	0.2	3,006	1.6	(2,515)
Provision for income taxes	855	0.5	381	0.2	474
Net Income	$(364)	(0.2)%	$2,625	1.4%	$(2,989)

Cost of Goods Sold. The increase in cost of goods sold as a percentage of sales was primarily due to $2.1 million of restructuring expenses included in cost of goods sold in the third quarter of 2008 and the loss of overhead recoveries because of lower production volumes which were the result of restructuring inventories built during 2008.

Selling, General and Administrative Expenses. Product development expenses included in SG&A were $10.2 million and $10.5 million for the third quarters ended September 30, 2008 and 2007, respectively.

Restructuring Charges. The increase in restructuring charges that were general and administrative in nature, was primarily the result of the ratable recognition of costs associated with moving production equipment out of our Sarasota, Florida, and Mitcheldean, United Kingdom, locations. No fixed-asset impairment charges were incurred because assets are expected to be transferred to our other locations for continued production. Restructuring expenses that were general and administrative in nature were included in the Company’s condensed consolidated statements of operations as restructuring charges, while the remaining restructuring related expenses were included in cost of goods sold. We expect these initiatives to be substantially completed in 2008.

Restructuring charges, general and administrative in nature, recorded by reportable segment during the three months ended September 30, 2008 were as follows (in thousands):

	Three Months Ended
	September 30, 2008
	Electronics	Control Devices	Total Consolidated Restructuring Charges

Severance costs	$590	$486	$1,076
Contract termination costs	703	-	703
Other exit costs	1	962	963
Total general and administrative restructuring charges	$1,294	$1,448	$2,742

Severance costs relate to a reduction in workforce. Other exit costs include miscellaneous expenditures associated with exiting business activities.

No significant restructuring charges were incurred at either the Electronics or Control Devices reportable segment for the three months ended September 30, 2007.

Restructuring related expenses, general and administrative in nature, for the third quarter of 2007 were due to severance costs related to the rationalization of certain manufacturing facilities in North America that were previously announced in 2005. These restructuring initiatives were completed in 2007.

Equity in Earnings of Investees. The increase in equity earnings of investees was predominately attributable to the increase in equity earnings recognized from our PST joint venture. The increase primarily reflects higher volume for PST’s security product lines and favorable exchange rates.

Income Before Income Taxes. Income before income taxes is summarized in the following table by reportable segment (in thousands).

	Three Months Ended
	September 30,		$ Increase /	% Increase /
	2008	2007	(Decrease)	(Decrease)

Electronics income	$7,001	$3,005	$3,996	133.0%
Control Devices income (loss)	(6,523)	2,714	(9,237)	(340.3)%
Other corporate activities	5,129	2,827	2,302	81.4%
Corporate interest expense, net	(5,116)	(5,540)	424	7.7%
Income before income taxes	$491	$3,006	$(2,515)	(83.7)%

The increase in income before income taxes in the Electronics segment was related to increased revenue and favorable product mix. These factors were partially offset by higher restructuring related expenses.

The decrease in income before income taxes in the Control Devices reportable segment was primarily due to lower revenue and increased restructuring related expenses.

The decrease in income before income taxes was also attributable to the loss of overhead recoveries because of lower production volumes which were the result of restructuring inventories built primarily in the first half of 2008.

Income before income taxes by geographic location for the three months ended September 30, 2008 and 2007 is summarized in the following table (in thousands):

	Three Months Ended
	September 30,				$ Increase /	% Increase /
	2008		2007		(Decrease)	(Decrease)

North America	$2,688	547.5%	$1,842	61.3%	$846	45.9%
Europe and other	(2,197)	(447.5)	1,164	38.7	(3,361)	(288.7)%
Income before income taxes	$491	100.0%	$3,006	100.0%	$(2,515)	(83.7)%

The increase in our profitability in North America was primarily attributable to new business sales and additional sales volume to existing customers, mostly from electronics products. The increase was primarily offset by increased restructuring related expenses and lower North American automotive production. The decrease in profitability outside North America was primarily due to increased restructuring related and selling expenses.

Provision for Income Taxes. We recognized a provision for income taxes of $0.9 million, or 174.1% of pre-tax income, and $0.4 million, or 12.7% of the pre-tax income, for federal, state and foreign income taxes for the third quarters ended September 30, 2008 and 2007, respectively. The increase in the effective tax rate for the third quarter ended September 30, 2008 compared to the third quarter ended September 30, 2007, was primarily attributable to the costs incurred to restructure our United Kingdom operations. Since we do not believe that the related tax benefit of those losses will be realized, a valuation allowance was recorded against the deferred tax assets associated with those foreign losses. In addition, the effective tax rate was unfavorably impacted by the expiration of the federal research and development tax credit at December 31, 2007.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Net Sales. Net sales for our reportable segments, excluding inter-segment sales, for the nine months ended September 30, 2008 and 2007 are summarized in the following table (in thousands):

	Nine Months Ended
	September 30,				$ Increase /	% Increase /
	2008		2007		(Decrease)	(Decrease)
Electronics	$409,268	68.8%	$321,497	59.4%	$87,771	27.3%
Control Devices	185,465	31.2	220,147	40.6	(34,682)	(15.8)%
Total net sales	$594,733	100.0%	$541,644	100.0%	$53,089	9.8%

The increase in net sales for our Electronics segment was primarily due to new business sales in North America, increased sales volume in our European commercial vehicle operations and favorable foreign currency exchange rates. Favorable foreign currency exchange rates contributed $12.5 million to sales in the first nine months of 2008 compared with the first nine months of the prior year.

The decrease in net sales for our Control Devices segment was primarily attributable to production volume reductions at our major customers in the automotive vehicle market and the loss of sensor product revenue at our Sarasota, Florida, facility.

Net sales by geographic location for the nine months ended September 30, 2008 and 2007 are summarized in the following table (in thousands):

	Nine Months Ended
	September 30,				$ Increase /	% Increase /
	2008		2007		(Decrease)	(Decrease)

North America	$435,265	73.2%	$393,392	72.6%	$41,873	10.6%
Europe and other	159,468	26.8	148,252	27.4	11,216	7.6%
Total net sales	$594,733	100.0%	$541,644	100.0%	$53,089	9.8%

The increase in North American sales was primarily attributable to new business sales of electronics products. The increase was partially offset by lower sales volume in our North American automotive market. Our increase in sales outside North America for the first nine months was primarily due to increased European commercial vehicle sales volume and favorable foreign currency exchange rates. The favorable effect of foreign currency exchange rates affected net sales outside North America by $12.8 million in the first nine months of 2008 compared with the first nine months of the prior year.

Condensed consolidated statements of operations as a percentage of net sales for the nine months ended September 30, 2008 and 2007 are presented in the following table (in thousands):

	Nine Months Ended
	September 30,				$ Increase /
	2008		2007		(Decrease)
Net Sales	$594,733	100.0%	$541,644	100.0%	$53,089
Costs and Expenses:
Cost of goods sold	458,217	77.0	422,045	77.9	36,172
Selling, general and administrative	104,876	17.6	99,135	18.3	5,741
Gain on sale of property, plant
and equipment, net	(42)	(0.0)	(1,465)	(0.2)	1,423
Restructuring	5,877	1.0	74	0.0	5,803
Operating Income	25,805	4.4	21,855	4.0	3,950
Interest expense, net	15,301	2.6	16,570	3.1	(1,269)
Equity in earnings of investees	(11,206)	(1.9)	(7,924)	(1.5)	(3,282)
Loss on early extinguishment of debt	770	0.1	-	-	770
Other expense, net	44	0.0	785	0.1	(741)
Income Before Income Taxes	20,896	3.6	12,424	2.3	8,472
Provision for income taxes	10,029	1.7	2,234	0.4	7,795
Net Income	$10,867	1.9%	$10,190	1.8%	$677

Cost of Goods Sold. The decrease in cost of goods sold as a percentage of sales was due to a more favorable product mix and new business sales. The decrease was partially offset by $5.1 million of restructuring expenses included in cost of goods sold in the first nine months of 2008.

Selling, General and Administrative Expenses. Product development expenses included in SG&A were $35.8 million and $32.3 million for the nine months ended September 30, 2008 and 2007, respectively. The increase was primarily due to development spending in the areas of instrumentation and wiring.

The increase in SG&A expenses, excluding product development expenses, for the first nine months of 2008 compared with the first nine months of 2007 was primarily attributable to the increase in compensation related expenses.

Gain on Sale of Property, Plant and Equipment, net. The gain during the first nine months of 2007 was primarily attributable to the sale of two closed facilities.

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

Restructuring charges, general and administrative in nature, recorded by reportable segment during the nine months ended September 30, 2008 were as follows (in thousands):

	Nine Months Ended
	September 30, 2008
	Electronics	Control Devices	Total Consolidated Restructuring Charges

Severance costs	$2,282	$1,226	$3,508
Contract termination costs	703	-	703
Other exit costs	19	1,647	1,666
Total general and administrative restructuring charges	$3,004	$2,873	$5,877

Severance costs related to a reduction in workforce. Other exit costs include miscellaneous expenditures associated with exiting business activities.

Within the Electronics reportable segment, the Company incurred restructuring charges of approximately $0.1 that were general and administrative in nature during the nine months ended September 30, 2007. There were no such charges incurred within the Control Devices reportable segment for the nine months ended September 30, 2007.

Restructuring related expenses, general and administrative in nature, for the first nine months of 2007 were due to severance costs related to the rationalization of certain manufacturing facilities in North America that were previously announced in 2005. These restructuring initiatives were completed in 2007.

Equity in Earnings of Investees. The increase in equity earnings of investees was predominately attributable to the increase in equity earnings recognized from our PST joint venture. The increase primarily reflects higher volume for PST’s security product lines and favorable exchange rates.

Income Before Income Taxes. Income before income taxes is summarized in the following table by reportable segment (in thousands).

	Nine Months Ended
	September 30,		$ Increase /	% Increase /
	2008	2007	(Decrease)	(Decrease)

Electronics income	$32,976	$9,146	$23,830	260.6%
Control Devices income (loss)	(5,432)	13,601	(19,033)	(139.9)%
Other corporate activities	8,775	6,348	2,427	38.2%
Corporate interest expense, net	(15,423)	(16,671)	1,248	7.5%
Income before income taxes	$20,896	$12,424	$8,472	68.2%

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

Income before income taxes by geographic location for the nine months ended September 30, 2008 and 2007 is summarized in the following table (in thousands):

	Nine Months Ended
	September 30,				$ Increase /	% Increase /
	2008		2007		(Decrease)	(Decrease)

North America	$20,824	99.7%	$5,667	45.6%	$15,157	267.5%
Europe and other	72	0.3	6,757	54.4	(6,685)	(98.9)%
Income before income taxes	$20,896	100.0%	$12,424	100.0%	$8,472	68.2%

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

Provision for Income Taxes. We recognized a provision for income taxes of $10.0 million, or 48.0% of pre-tax income, and $2.2 million, or 18.0% of the pre-tax income, for federal, state and foreign income taxes for the nine months ended September 30, 2008 and 2007, respectively. The increase in the effective tax rate for the third quarter ended September 30, 2008 compared to the third quarter ended September 30, 2007, was primarily attributable to the costs incurred to restructure our United Kingdom operations. Since we do not believe that the related tax benefit of those losses will be realized, a valuation allowance was recorded against the deferred tax assets associated with those foreign losses. In addition, the effective tax rate was unfavorably impacted by the expiration of the federal research and development tax credit at December 31, 2007.

Liquidity and Capital Resources

Summary of Cash Flows (in thousands):

	Nine Months Ended
	September 30,		$ Increase /
	2008	2007	(Decrease)
Cash provided by (used for):
Operating activities	$30,668	$7,909	$22,759
Investing activities	(18,501)	(9,217)	(9,284)
Financing activities	(16,248)	1,956	(18,204)
Effect of exchange rate changes on cash and cash equivalents	(2,232)	1,119	(3,351)
Net change in cash and cash equivalents	$(6,313)	$1,767	$(8,080)

The increase in net cash provided by operating activities was primarily due to higher earnings and lower accounts receivable balances in the current year. The increase in cash provided by operating activities was partially offset by cash used for our restructuring initiatives, primarily to build inventory levels for line-transfers, which will decline as production transfers to our other facilities.

The increase in net cash used for investing activities reflects an increase in cash used for capital projects. In addition, 2007 net cash used for investing activities includes the proceeds from the sale of two facilities.

The increase in net cash used by financing activities was primarily due to cash used to purchase and retire $17.0 million in par value of the Company’s senior notes during 2008.

Our consolidated cash and cash equivalents were $89.6 million as of September 30, 2008. Approximately $62.9 million of our cash and cash equivalents were in North America; the majority of which was invested in U.S. Government guaranteed funds.

Future capital expenditures are expected to be consistent with recent levels. Management will continue to focus on reducing its weighted average cost of capital and believes that cash flows from operations and the availability of funds from our credit facilities will provide sufficient liquidity to meet our future growth and operating needs.

As outlined in Note 6 to our condensed consolidated financial statements, on November 2, 2007, we finalized our new asset-based credit facility, which permits borrowing up to a maximum level of $100.0 million. This facility provides us with lower borrowing rates and allows us the flexibility to refinance our outstanding debt. At September 30, 2008, there were no borrowings on this asset-based credit facility. At September 30, 2008, the Company had borrowing capacity of $67.8 million based on eligible current assets, as defined by the credit agreement. As of June 30, 2008 our borrowing capacity was $90.0 million. The decrease in borrowing capacity was due primarily to lower accounts receivable balances. The Company was in compliance with all covenants at September 30, 2008.

As of September 30, 2008, the Company’s $183.0 million of senior notes were redeemable at 103.833 percent of the principal amount. Given the Company’s senior notes are redeemable, we may seek to retire the senior notes through redemptions, cash purchases, open market purchases, privately negotiated transactions or otherwise. Such redemptions, purchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. During 2008, we purchased and retired $17.0 million in face value of the Company’s senior notes.

We announced restructuring initiatives in the fourth quarter of 2007 and expect them to be substantially complete by December 31, 2008. We anticipate incurring total pre-tax charges of approximately $13.0 million to $15.0 million in 2008 for the restructuring.

There have been no material changes to the table of contractual obligations as disclosed in the Company’s 2007 Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

From time to time, we are exposed to certain market risks, primarily resulting from the effects of changes in interest rates. At September 30, 2008, however, all of our debt was fixed rate debt. At this time, we do not intend to use financial instruments to manage this risk.

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

In December 2007, we entered into a fixed price swap contract for 1.0 million pounds of copper, which will last through December 2008. In September 2008, we entered into a fixed price swap contract for 1.4 million pounds of copper, which will last from January 2009 to December 2009. The purpose of these contracts is to reduce our price risk as it relates to copper prices.

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

Foreign Currency Exchange Risk

We have currency exposures related to buying, selling and financing in currencies other than the local currency in which we operate. In some instances, we choose to reduce our exposures through financial instruments that provide offsets or limits to our exposures. Currently, our most significant currency exposures relate to the British pound. We have used derivative financial instruments, including foreign currency forward and option contracts, to mitigate our exposure to fluctuations in foreign currency exchange rates by reducing the effect of such fluctuations on foreign currency denominated intercompany transactions and other known foreign currency exposures.

As discussed in Note 3 to our condensed consolidated financial statements, we have entered into foreign currency forward contracts related to our British pound exposures. The existing foreign currency forward contracts at September 30, 2008 and December 31, 2007 had a notional value of $8,239 and $8,551, respectively. The estimated net fair value of these contracts at September 30, 2008 and December 31, 2007, per quoted market sources, was approximately $760 and $(28), respectively.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (CEO) and chief financial officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Reference is made to the separate “Index to Exhibits,” filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONERIDGE, INC.

Date: November 7, 2008	/s/ John C. Corey
John C. Corey President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2008	/s/ George E. Strickler
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