Form 10-K
period 2008-12-31
STONERIDGE INC
filed 2009-03-16
CIK 1043337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________

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
☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                             ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes ☒ No

As of June 30, 2008, the aggregate market value of the registrant’s Common Shares, without par value, held by non-affiliates of the registrant was approximately $247.1 million.  The closing price of the Common Shares on June 30, 2008 as reported on the New York Stock Exchange was $17.06 per share.  As of June 30, 2008, the number of Common Shares outstanding was 24,660,471.

The number of Common Shares, without par value, outstanding as of February 20, 2009 was 24,664,529.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2009, into Part III, Items 10, 11, 12, 13 and 14.

STONERIDGE, INC. AND SUBSIDIARIES

PART I

Item 1.  Business.

Overview

Founded in 1965, Stoneridge, Inc. (the “Company”) is an independent designer and manufacturer of highly engineered electrical and electronic components, modules and systems for the medium- and heavy-duty truck, agricultural, automotive and off-highway vehicle markets.  Our custom-engineered products are predominantly sold on a sole-source basis and consist of application-specific control devices, sensors, vehicle management electronics and power and signal distribution systems.  These products comprise the elements of every vehicle’s electrical system, and individually interface with a vehicle’s mechanical and electrical systems to (i) activate equipment and accessories, (ii) display and monitor vehicle performance and (iii) control and distribute electrical power and signals.  Our products improve the performance, safety, convenience and environmental monitoring capabilities of our customers’ vehicles.  As such, the growth in many of the product areas in which we compete is driven by the increasing consumer desire for safety, security and convenience.  This is coupled with the need for original equipment manufacturers (“OEM”) to meet safety requirements in addition to the general trend of increased electrical and electronic content per vehicle.  Our technology and our partnership-oriented approach to product design and development enables us to develop next-generation products and to excel in the transition from mechanical-based components and systems to electrical and electronic components, modules and systems.

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

Control Devices. The Control Devices reportable segment produces products that monitor, measure or activate a specific function within the vehicle.  Product lines included within the Control Devices segment are sensors, switches, actuators, as well as other electronic products.  Sensor products are employed in most major vehicle systems, including the emissions, safety, powertrain, braking, climate control, steering and suspension systems.  Switches transmit a signal that activates specific functions.  Hidden switches are not typically seen by vehicle passengers, but are used to activate or deactivate selected functions.  Customer activated switches are used by a vehicle's operator or passengers to manually activate headlights, rear defrosters and other accessories.  In addition, the Control Devices segment designs and manufactures electromechanical actuator products that enable users to deploy power functions in a vehicle and can be designed to integrate switching and control functions.  We sell these products principally to the automotive market.

The following table presents net sales by reportable segment, as a percentage of total net sales:

	For the Years Ended
	December 31,
	2008	2007	2006

Electronics	69%	61%	62%
Control Devices	31	39	38
Total	100%	100%	100%

For further information related to our reportable segments and financial information about geographic areas, see Note 13, “Segment Reporting,” to the consolidated financial statements included in this report.

Production Materials

The principal production materials used in the manufacturing process for both reportable segments include: copper wire, zinc, cable, resins, plastics, printed circuit boards, and certain electrical components such as microprocessors, memory devices, resistors, capacitors, fuses, relays and connectors.  We purchase such materials pursuant to both annual contract and spot purchasing methods.  Such materials are readily available from multiple sources, but we generally establish collaborative relationships with a qualified supplier for each of our key production materials in order to lower costs and enhance service and quality.  Any change in the supply of, or price for, these raw materials could materially affect our results of operations and financial condition.

Patents and Intellectual Property

Both of our reportable segments maintain and have pending various U.S. and foreign patents and other rights to intellectual property relating to our business, which we believe are appropriate to protect the Company's interests in existing products, new inventions, manufacturing processes and product developments. We do not believe any single patent is material to our business, nor would the expiration or invalidity of any patent have a material adverse effect on our business or ability to compete. We are not currently engaged in any material infringement litigation, nor are there any material infringement claims pending by or against the Company.

Industry Cyclicality and Seasonality

The markets for products in both of our reportable segments have historically been cyclical. Because these products are used principally in the production of vehicles for the medium- and heavy-duty truck, agricultural, automotive and off-highway vehicle markets, sales, and therefore results of operations, are significantly dependent on the general state of the economy and other factors, like the impact of environmental regulations on our customers, which affect these markets. A decline in medium- and heavy-duty truck, agricultural, automotive and off-highway vehicle production of our principal customers could adversely impact the Company.  Approximately 70%, 60% and 62% of our net sales in 2008, 2007 and 2006, respectively, were derived from the medium- and heavy-duty truck, agricultural and off-highway vehicle markets.  Approximately 30%, 40% and 38% of our net sales in 2008, 2007 and 2006, respectively, were made to the automotive market.

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

The following table presents the Company’s principal customers, as a percentage of net sales:

	For the Ended
	December 31,
	2008	2007	2006

Navistar International	26%	20%	25%
Deere & Company	10	7	6
Ford Motor Company	6	8	6
Chrysler LLC	6	5	5
MAN AG	4	6	6
General Motors	4	6	5
Other	44	48	47
Total	100%	100%	100%

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

Electronics.  Our primary competitors include Continental AG/Siemens VDO, Delphi and Leoni.

Control Devices.  Our primary competitors include Methode, Denso, Delphi, Bosch, Continental AG/Siemens VDO, Hella, TRW and BEI Duncan.

Product Development

Our research and development efforts are largely product design and development oriented and consist primarily of applying known technologies to customer generated problems and situations.  We work closely with our customers to creatively solve problems using innovative approaches.  The majority of our development expenses are related to customer-sponsored programs where we are involved in designing custom-engineered solutions for specific applications or for next generation technology.  To further our vehicles platform penetration, we have also developed collaborative relationships with the design and engineering departments of key customers.  These collaborative efforts have resulted in the development of new and complimentary products and the enhancement of existing products.

Development work at the Company is largely performed on a decentralized basis.  We have engineering and product development departments located at a majority of our manufacturing facilities.  To ensure knowledge sharing among decentralized development efforts, we have instituted a number of mechanisms and practices whereby innovation and best practices are shared.  The decentralized product development operations are complimented by larger technology groups in Canton, Massachusetts, Lexington, Ohio and Stockholm, Sweden.

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

We have further strengthened our electrical engineering competencies through investment in equipment such as (i) automotive electro-magnetic compliance test chambers, (ii) programmable automotive and commercial vehicle transient generators, (iii) circuit simulators and (iv) other environmental test equipment.  Additional investment in product machining equipment has allowed us to fabricate new product samples in a fraction of the time required historically.  Our product development and validation efforts are supported by full service, on-site test labs at most manufacturing facilities, thus enabling cross-functional engineering teams to optimize the product, process and system performance before tooling initiation.

We have invested, and will continue to invest in technology to develop new products for our customers.  Research and development costs incurred in connection with the development of new products and manufacturing methods, to the extent not recoverable from the customer, are charged to selling, general and administrative expenses, as incurred.  Such costs amounted to approximately $45.6 million, $44.2 million and $40.8 million for 2008, 2007 and 2006, respectively, or 6.1%, 6.1% and 5.8% of net sales for these periods.

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

Employees

As of December 31, 2008, we had approximately 6,400 employees, approximately 1,600 of whom were salaried and the balance of whom were paid on an hourly basis.  Except for certain employees located in Mexico, Sweden, and the United Kingdom, our employees are not represented by a union. Our unionized workers are not covered by collective bargaining agreements.  We believe that relations with our employees are good.

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

Our joint ventures have contributed positively to our financial results in 2008, 2007 and 2006.  Equity earnings by joint venture for the years ended December 31, 2008, 2007 and 2006 are summarized in the following table (in thousands):

	For the Years Ended
	December 31,
	2008	2007	2006

PST	$12,788	$10,351	$6,771
Minda	702	542	354
Total equity earnings of investees	$13,490	$10,893	$7,125

In Brazil, our PST joint venture, which is an electronic system provider focused on security and convenience applications primarily for the vehicle and motorcycle industry, generated net sales of $174.3 million, $133.0 million and $94.1 million in 2008, 2007 and 2006, respectively.  We also received dividend payments of $4.2 million, $5.6 million and $3.7 million from PST in 2008, 2007 and 2006, respectively.

Executive Officers of the Company

Each executive officer of the Company is appointed by the Board of Directors, serves at its pleasure and holds office until a successor is appointed, or until the earlier of death, resignation or removal.  The Board of Directors generally appoints executive officers annually.  The executive officers of the Company are as follows:

Name	Age	Position
John C. Corey	61	President, Chief Executive Officer and Director
George E. Strickler	61	Executive Vice President, Chief Financial Officer and Treasurer
Thomas A. Beaver	55	Vice President of Global Sales and Systems Engineering
Mark J. Tervalon	42	Vice President of the Company and President of the Stoneridge Electronics Division

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

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F. Street, NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company.

Item 1A.  Risk Factors.

Set forth below and elsewhere in this Annual Report on Form 10-K are some of the principal risks and uncertainties that could cause our actual business results to differ materially from any forward-looking statements contained in this Report. In addition, future results could be materially affected by general industry and market conditions, changes in laws or accounting rules, general U.S. and non-U.S. economic and political conditions, including a global economic slow-down, fluctuation of interest rates or currency exchange rates, terrorism, political unrest or international conflicts, political instability or major health concerns, natural disasters, commodity prices or other disruptions of expected economic and business conditions. These risk factors should be considered in addition to our cautionary comments concerning forward-looking statements in this Report, including statements related to markets for our products and trends in our business that involve a number of risks and uncertainties. Our separate section to follow, "Forward-Looking Statements," on page 32 should be considered in addition to the following statements.

Current worldwide economic conditions and credit tightening may adversely affect our business, operating results and financial condition.

General worldwide economic conditions have experienced a downturn due to the effects of the sub-prime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns.  We are not immune to changes in economic conditions.  We  believe the current worldwide economic crisis has resulted and may continue to result in a further decline in current and forecasted production volumes for light and commercial vehicles, which will likely result in decreased demand for our products.  The worldwide economic crisis also may have other adverse implications on our business.  For example, the ability of our customers to borrow money from their existing lenders or to obtain credit from other sources to purchase our products may be impaired.  Although we maintain an allowance for doubtful accounts for estimating losses resulting from the inability of our customers to make required payments and such losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same loss rates that we have in the past, especially given the current turmoil in the worldwide economy.  A significant change in the liquidity or financial condition of our customers could cause unfavorable trends in our receivable collections and additional allowances may be required, which could adversely affect our operating results.  In addition, the worldwide economic crisis may adversely impact the ability of suppliers to provide us with materials and components, which could adversely affect our business and operating results.

The North American and European automotive industries are in distress and further deterioration could adversely impact our business.

Global automotive market sales represented 30%, 40% and 38% of our total net sales in 2008, 2007 and 2006, respectively.  A number of companies in the global automotive industry are facing severe financial difficulties. In North America, General Motors, Ford, and Chrysler have experienced a market decline. They have announced significant restructuring actions in an effort to improve profitability and some have received Federal financing assistance. The North American automotive manufacturers are also burdened with substantial structural costs, such as pension and healthcare costs, that have impacted their profitability and labor relations and may ultimately result in severe financial difficulty, including bankruptcy. Automakers across Europe and Japan are also experiencing difficulties from a weakened economy and tightening credit markets. Automotive industry conditions have adversely affected our supply base. Lower production levels for some of our key suppliers, increases in certain raw material, commodity and energy costs and the global credit market crisis has resulted in severe financial distress among many companies within the automotive supply base. The continuation of financial distress within the automotive industry and the supply base and/or the bankruptcy of one or more of the automakers may lead to supplier bankruptcies, commercial disputes, supply chain interruptions, supplier requests for company sponsored capital support, or a collapse of the supply chain.

Our business is cyclical and seasonal in nature and downturns in the medium- and heavy-duty truck, agricultural, automotive and off-road vehicle markets could reduce the sales and profitability of our business.

The demand for our products is largely dependent on the domestic and foreign production of medium- and heavy-duty trucks, agricultural, automobiles and off-road vehicles.  The markets for our products have historically been cyclical, because new vehicle demand is dependent on, among other things, consumer spending and is tied closely to the overall strength of the economy. Because our products are used principally in the production of vehicles for the medium- and heavy-duty truck, agricultural, automotive and off-road vehicle markets, our sales, and therefore our results of operations, are significantly dependent on the general state of the economy and other factors which affect these markets.  A decline in medium- and heavy-duty truck, agricultural, automotive and off-highway vehicle production could adversely impact our results of operations and financial condition. In 2008, approximately 70% were derived from the medium- and heavy-duty truck, agricultural and off-highway vehicle markets and approximately 30% of our net sales were made to the automotive market.  Seasonality experienced by the automotive industry also impacts our operations.  We typically experience decreased sales during the third quarter of each year due to the impact of scheduled OEM customer plant shutdowns in July for vacations and new model changeovers.  The fourth quarter is also impacted by plant shutdowns for the holidays.

We may not realize sales represented by awarded business.

We base our growth projections, in part, on commitments made by our customers.  There commitments generally renew yearly during a program life cycle.  If actual production orders from our customers do not approximate such commitments, it could adversely affect our business.

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

We are dependent on a small number of principal customers for a significant percentage of our net sales.  In 2008, our top three principal customers were Navistar International, Deere & Company and Ford Motor Company, which comprised 26%, 10% and 6% of our net sales respectively.  In 2008, our top ten customers accounted for 68% of our net sales.  The loss of any significant portion of our sales to these customers or any other customers would have a material adverse impact on our results of operations and financial condition.  The contracts we have entered into with many of our customers provide for supplying the customers’ requirements for a particular model, rather than for manufacturing a specific quantity of products. Such contracts range from one year to the life of the model, which is generally three to seven years.  These contracts are subject to renegotiation, which may affect product pricing and generally may be terminated by our customers at any time.  Therefore, the loss of a contract for a major model or a significant decrease in demand for certain key models or group of related models sold by any of our major customers could have a material adverse impact on our results of operations and financial condition by reducing cash flows and our ability to spread costs over a larger revenue base. We also compete to supply products for successor models and are subject to the risk that the customer will not select us to produce products on any such model, which could have a material adverse impact on our results of operations and financial condition.  In addition, we have significant receivable balances related to these customers and other major customers that would be at risk in the event of their bankruptcy.

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

In addition, network and information system shutdowns caused by unforeseen events such as power outages, disasters, hardware or software defects; computer viruses and computer security breaks pose increasing risks.  Such an event could also result in the disruption of our operations, delay production, shipments and revenue, and result in large expenditures necessary to repair or replace such network and information systems.

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

As of December 31, 2008, we had approximately 6,400 employees, approximately 1,600 of whom were salaried and the balance of whom were paid on an hourly basis. Certain employees located in Mexico, Sweden, and the United Kingdom are represented by a union but not collective bargaining agreements.  We cannot assure you that our employees will not be covered by collective bargaining agreements in the future or that any of our facilities will not experience a work stoppage or other labor disruption.  Any prolonged labor disruption involving our employees, employees of our customers, a large percentage of which are covered by collective bargaining agreements, or employees of our suppliers could have a material adverse impact on our results of operations and financial condition by disrupting our ability to manufacture our products or the demand for our products.

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

We are subject to the risk of exposure to product liability claims in the event that the failure of any of our products results in personal injury or death and we cannot assure you that we will not experience material product liability losses in the future.  In addition, if any of our products prove to be defective, we may be required to participate in government-imposed or customer OEM-instituted recalls involving such products.  We maintain insurance against such product liability claims, but we cannot assure you that such coverage will be adequate for liabilities ultimately incurred or that it will continue to be available on terms acceptable to us.  A successful claim brought against us that exceeds available insurance coverage or a requirement to participate in any product recall could have a material adverse effect on our results of operations and financial condition.

We are subject to risks related to our international operations.

Approximately 25.9% of our net sales in 2008 were derived from sales outside of North America. Non-current assets outside of North America accounted for approximately 13.6% of our non-current assets as of December 31, 2008.  International sales and operations are subject to significant risks, including, among others:

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

We face risks through our equity investments in companies that we do not control.

Our net earnings include significant equity earnings from unconsolidated subsidiaries.  For the year ended December 31, 2008, we recognized $13.5 million of equity earnings and received $4.2 million in cash dividends from our unconsolidated subsidiaries.  Our equity investments may not always perform at the levels we have seen in recent years.

Our annual effective tax rate could be volatile and materially change as a result of changes in mix of earnings and other factors.

The overall effective tax rate is equal to our total tax expense as a percentage of our total earnings before tax.  However, tax expense and benefits are not recognized on a global basis but rather on a jurisdictional or legal entity basis.  Losses in certain jurisdictions provide no current financial statement tax benefit.  As a result, changes in the mix of earnings between jurisdictions, among other factors, could have a significant impact on our overall effective tax rate.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

The Company and our joint ventures currently own or lease 16 manufacturing facilities, which together contain approximately 1.4 million square feet of manufacturing space.  Of these manufacturing facilities, nine are used by our Electronics reportable segment, four are used by our Control Devices reportable segment and three are owned by our joint venture companies.  The following table provides information regarding our facilities:

	Owned/		Square
Location	Leased	Use	Footage

Electronics
Portland, Indiana	Owned	Manufacturing	182,000
Juarez, Mexico	Owned	Manufacturing/Division Office	178,000
Chihuahua, Mexico	Owned	Manufacturing	135,569
El Paso, Texas	Leased	Warehouse	93,000
Tallinn, Estonia	Leased	Manufacturing	85,911
Orebro, Sweden	Leased	Manufacturing	77,472
Mitcheldean, England	Leased	Manufacturing (Vacant)	74,790
Monclova, Mexico	Leased	Manufacturing	68,436
Chihuahua, Mexico	Leased	Manufacturing	49,805
Cheltenham, England	Leased	Manufacturing (Vacant)	39,983
Stockholm, Sweden	Leased	Engineering Office/Division Office	37,714
Dundee, Scotland	Leased	Manufacturing/Sales Office/Engineering Office	32,753
Warren, Ohio	Leased	Engineering Office/Division Office	24,570
Chihuahua, Mexico	Leased	Manufacturing	10,000
Bayonne, France	Leased	Sales Office/Warehouse	8,267
Portland, Indiana	Leased	Warehouse	8,250
Madrid, Spain	Leased	Sales Office/Warehouse	1,560
Rome, Italy	Leased	Sales Office	1,216

Control Devices
Lexington, Ohio	Owned	Manufacturing/Division Office	209,492
Canton, Massachusetts	Owned	Manufacturing/Division Office	132,560
Sarasota, Florida	Owned	Manufacturing (Vacant)	115,000
Suzhou, China	Leased	Manufacturing/Warehouse	25,737
Lexington, Ohio	Owned	Manufacturing	10,120
Sarasota, Florida	Owned	Warehouse (Vacant)	7,500
Lexington, Ohio	Leased	Warehouse	5,000
Lexington, Ohio	Leased	Warehouse	4,000

Corporate
Novi, Michigan	Leased	Sales Office/Engineering Office	9,400
Warren, Ohio	Owned	Headquarters	7,500
Stuttgart, Germany	Leased	Sales Office/Engineering Office	1,000
Shanghai, China	Leased	Sales Office	270
Seoul, South Korea	Leased	Sales Office	154

Joint Ventures
Pune, India	Owned	Manufacturing/Engineering Office/Sales Office	76,000
Manaus, Brazil	Owned	Manufacturing	73,550
São Paulo, Brazil	Owned	Manufacturing/Engineering Office/Sales Office	45,343
Buenos Aires, Argentina	Leased	Sales Office	3,551

Item 3.  Legal Proceedings.

The Company is involved in certain legal actions and claims arising in the ordinary course of business.  The Company, however, does not believe that any of the litigation in which it is currently engaged, either individually or in the aggregate, will have a material adverse effect on its business, consolidated financial position or results of operations.  The Company is subject to the risk of exposure to product liability claims in the event that the failure of any of its products causes personal injury or death to users of the Company’s products and there can be no assurance that the Company will not experience any material product liability losses in the future.  The Company maintains insurance against such product liability claims.  In addition, if any of the Company’s products prove to be defective, the Company may be required to participate in the government-imposed or customer OEM-instituted recall involving such products.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our shares are listed on the New York Stock Exchange (“NYSE”) under the symbol “SRI.”  As of February 20, 2009, we had 24,664,529 Common Shares without par value, issued and outstanding, which were owned by approximately 300 registered holders, including Common Shares held in the names of brokers and banks (so-called “street name” holdings) who are record holders with approximately 2,000 beneficial owners.

The Company has not historically paid or declared dividends, which are restricted under both the senior notes and the asset-based credit facility, on our Common Shares.  We may only pay cash dividends in the future if immediately prior to and immediately after the payment is made, no event of default shall have occurred and outstanding indebtedness under our asset-based credit facility is not greater than or equal to $20.0 million before and after the payment of the dividend.  We currently intend to retain earnings for acquisitions, working capital, capital expenditures, general corporate purposes and reduction in outstanding indebtedness.  Accordingly, we do not expect to pay cash dividends in the foreseeable future.

High and low sales prices (as reported on the NYSE composite tape) for our Common Shares for each quarter ended during 2008 and 2007 are as follows:

	Quarter Ended	High	Low
2008	March 31	$14.15	$6.97
	June 30	$17.98	$13.04
	September 30	$19.06	$11.25
	December 31	$10.32	$2.42
2007	March 31	$12.17	$8.25
	June 30	$13.53	$10.29
	September 30	$13.76	$9.15
	December 31	$10.98	$8.00

The Company did not repurchase any Common Shares in 2008 or 2007.

Set forth below is a line graph comparing the cumulative total return of a hypothetical investment in our Common Shares with the cumulative total return of hypothetical investments in the Hemscott Group–Industry Group 333 (Automotive Parts) Index and the NYSE Market Index based on the respective market price of each investment at December 31, 2003, 2004, 2005, 2006, 2007 and 2008 assuming in each case an initial investment of $100 on December 31, 2003, and reinvestment of dividends.

	2003	2004	2005	2006	2007	2008

Stoneridge, Inc	100.00	100.53	43.99	54.42	53.42	30.30
Hemscott Group–Industry Group 333 Index	100.00	102.92	91.50	103.09	110.76	48.02
NYSE Market Index	100.00	112.92	122.25	143.23	150.88	94.76

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

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Statement of Operations Data:
Net sales:
Electronics	$533,328	$458,672	$456,932	$401,663	$403,322
Control Devices	236,038	289,979	271,943	291,434	299,408
Eliminations	(16,668)	(21,531)	(20,176)	(21,513)	(20,935)
Consolidated	$752,698	$727,120	$708,699	$671,584	$681,795

Gross profit	$166,287	$167,723	$158,906	$148,588	$174,987

Operating income (loss) (A)	$(43,271)	$34,799	$35,063	$23,303	$(125,570)

Equity in earnings of investees	$13,490	$10,893	$7,125	$4,052	$1,698

Income (loss) before income taxes (A)
Electronics	$38,713	$20,692	$20,882	$(216)	$27,562
Control Devices	(78,858)	15,825	13,987	19,429	(147,960)
Other corporate activities	10,078	8,676	6,392	8,217	(4,477)
Corporate interest	(20,708)	(21,969)	(21,622)	(22,994)	(24,281)
Consolidated	$(50,775)	$23,224	$19,639	$4,436	$(149,156)

Net income (loss) (A)	$(97,527)	$16,671	$14,513	$933	$(92,503)

Basic net income (loss) per share (A)	$(4.17)	$0.72	$0.63	$0.04	$(4.09)

Diluted net income (loss) per share (A)	$(4.17)	$0.71	$0.63	$0.04	$(4.09)

Other Data:
Product development expenses	$45,508	$44,203	$40,840	$39,193	$36,145
Capital expenditures	$24,573	$18,141	$25,895	$28,934	$23,917
Depreciation and amortization (B)	$26,399	$28,503	$26,180	$26,157	$24,802

Balance Sheet Data (at period end):
Working capital	$160,387	$184,788	$135,915	$116,689	$123,317
Total assets	$382,437	$527,769	$501,807	$463,038	$473,001
Long-term debt, less current portion	$183,000	$200,000	$200,000	$200,000	$200,052
Shareholders' equity	$91,758	$206,189	$178,622	$153,991	$155,605

(A)
Our 2008 and 2004 operating loss, loss before income taxes, net loss, and related basic and diluted loss per share amounts include non-cash, pre-tax goodwill impairment losses of $65,175 and $183,450, respectively.

(B)	These amounts represent depreciation and amortization on fixed and certain finite-lived intangible assets.

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

We are an independent designer and manufacturer of highly engineered electrical and electronic components, modules and systems for the medium- and heavy-duty truck, agricultural, automotive and off-highway markets.

For the year ended December 31, 2008, net sales were $752.7 million, an increase of $25.6 million compared with $727.1 million for the year ended December 31, 2007.

Our net loss for the year ended December 31, 2008 was $97.5 million, or $(4.17) per diluted share, compared with net income of $16.7 million, or $0.71 per diluted share, for 2007. Earnings per share for 2008 include $(5.15) per share for restructuring expenses, an after-tax non-cash goodwill impairment charge and a non-cash deferred tax asset valuation allowance.

Our increase in net sales was predominantly attributable to net new business sales.  This increase was partially offset by volume reductions and contractual price reductions at our major customers in the automotive vehicle market for the year ended December 31, 2008.

Our 2008 net loss was due to a non-cash goodwill impairment charge of $65.2 million and a non-cash deferred tax asset valuation of $62.0 million.

We achieved income from continuing operations excluding restructuring, the effect of the goodwill impairment charge and the deferred tax asset valuation allowance (“other non-recurring items”) in 2008 of $22.8 million, or $0.98 per share, compared with $17.6 million, or $0.75 per share, in 2007.  We aggressively pursued restructuring efforts starting in late 2007 and during 2008 to adjust the cost structure and eliminate overhead centers to enhance profitability in robust economic times and protect profitability when market adversity occurs.  We recorded after-tax restructuring expenses of $12.3 million, or $0.53 per share in 2008.  In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) and SFAS 109, Accounting for Income Taxes, the 2008 results also include an after-tax non-cash goodwill impairment charge in our Control Device reporting segment of $46.1 million, or $1.97 per share, and a non-cash valuation allowance against deferred tax assets of $62.0 million or $2.65 per share.  The impact of the non-cash impairment charge and deferred tax asset valuation allowance was driven by adverse equity market conditions that caused a decrease in current market multiples and our stock price as of December 31, 2008.

Affecting our profitability were restructuring initiatives that began in the fourth quarter of 2007 to improve the Company’s manufacturing efficiency and cost position by ceasing manufacturing operations at our Sarasota, Florida and Mitcheldean, United Kingdom locations.  Related 2008 expenses, primarily comprised of one-time termination benefits and line-transfer expenses of approximately $15.4 million.  Restructuring expenses that were general and administrative in nature were included in the Company’s consolidated statements of operations as restructuring charges, while the remaining restructuring related expenses were included in cost of goods sold.

In 2008, our PST Eletrônica S.A. (“PST”) joint venture in Brazil, which is an electronic system provider focused on security and convenience applications primarily for the vehicle and motorcycle industry, continued to perform well, resulting in equity earnings of $12.8 million compared to $10.4 million in the previous year.  We also received dividend payments from PST of $4.2 million and $5.6 million in 2008 and 2007, respectively. We currently hold a 50% equity interest in PST.  The results of PST in 2009 will be impacted by fluctuations in foreign exchange rates.

To supplement the Company’s consolidated financial statements presented on a basis in accordance with generally accepted accounting principles (“GAAP”) in the United States, the Company's management also uses and discloses certain non-GAAP financial measures. These non-GAAP financial measures are not in accordance with, nor are they alternatives for, GAAP-based financial measures. The Company includes these non-GAAP financial measures because it believes they provide useful information with which to evaluate the performance of the Company. The non-GAAP measures included in this Annual Report on Form 10-K have been reconciled to the comparable GAAP measures within the accompanying table, as required under Securities and Exchange Commission rules regarding the use of non-GAAP financial measures. They should not be considered in isolation or as a substitute for analysis of the Company's results as reported under GAAP.

A reconciliation of GAAP net loss and earnings per share (“EPS”) to adjusted net income before restructuring related expenses and other non-recurring costs and EPS is presented below (in thousands except per share data):

	For the Year Ended
	December 31,
	2008		2007
	Dollars	EPS	Dollars	EPS
Adjusted net income per share before restructuring related expenses and other non-recurring items
Net income (loss)	$(97,527)	$(4.17)	$16,671	$0.71
Total restructuring related expenses, net of tax benefits	12,286	0.53	915	0.04
Goodwill impairment, net of tax benefits	46,052	1.97	-	-
Deferred tax asset valuation allowance	62,006	2.65	-	-

Adjusted net income before restructuring related expenses and other non-recurring items	$22,817	$0.98	$17,586	$0.75

Diluted weighted average shares outstanding [1]	23,367		23,548

1 - Basic and Diluted weighted average shares outstanding are the same for 2008 periods as a net loss caused the dilutive shares to have an anti-dilutive effect.

Recent Trends and Market Conditions

The automotive and commercial vehicle industries experienced significantly unfavorable developments during 2008 (primarily the second half of 2008), particularly in North America and Europe. These trends include:

General Economic Factors:

Disruptions in financial markets and restrictions on liquidity are adversely impacting the availability and cost of incremental credit for many companies. These disruptions are also adversely affecting the global economy, further negatively impacting consumer spending patterns in the automotive and commercial vehicle industries. Our customers and suppliers are attempting to respond to rapidly changing consumer preferences, restricted liquidity and increased cost of capital any of which could negatively impact their business and could result in further restructuring or even reorganization or liquidation under bankruptcy laws. Any such negative event could, in turn, negatively affect our business either through loss of sales to our customers or through our inability to meet our commitments (or inability to meet them without excess expense), due to the loss of supplies from any of our suppliers so affected.

Production Levels and Product Mix:

In the U.S. and Europe, overall negative economic conditions, including the deterioration of global financial markets, reduced credit availability and lower consumer confidence have significantly impacted the automotive and commercial vehicle industries. As such, automotive and commercial vehicle production and sales have deteriorated substantially and are not expected to recover significantly in the near term. Therefore, considering the drastic changes to consumer demand for vehicles, and corresponding decrease in production and demand for our products, as well as are common share price, we tested our goodwill for impairment and recognized a pre-tax non-cash $65.2 million goodwill impairment charge in 2008.

In recent years, and continuing into 2008, General Motors, Ford and Chrysler (“Detroit Three”) have seen a steady decline in their market share for vehicle sales in North America. Declining market share, inherent legacy issues with the Detroit Three and the impact of declining consumer confidence have led to recent, unprecedented production cuts and permanent capacity reductions. During 2008, the Detroit Three North American production levels declined approximately 21% compared to 2007. These declines will have a continuing negative impact on our sales, liquidity and results of operations.

In addition, in order to address market share declines, reduced production levels, negative industry trends (such as change in mix of vehicles), general macroeconomic conditions and other structural issues specific to their companies (such as significant overcapacity and pension and healthcare costs), the Detroit Three and certain of our other customers continue to implement or may implement various forms of restructuring initiatives (including, in certain cases, reorganization under bankruptcy laws). These restructuring actions have had and may continue to have a significant impact throughout our industry, including our supply base.

Outlook

In the fourth quarter of 2008 the North American automotive and the global commercial vehicle markets experienced the beginning of a significant decline that is unprecedented in its breadth, depth and speed.  It is currently accelerating into the first part of 2009.  The uncertainty of the activity of the global economy makes it difficult to predict how demand for automotive and commercial vehicle products will develop in 2009.

Significant factors inherent to our markets that could affect our results for 2009 include general economic conditions and the financial stability of our customers and suppliers as well as our ability to successfully execute our planned restructuring, productivity and cost reduction initiatives.  We are undertaking these initiatives to mitigate significant sales volume reductions in our served markets and customer-demanded price reductions.  Our management team is focused on improving operational efficiency while adapting to the needs of our customers.

We continue our transition to low-cost manufacturing locations.  Initially, this initiative will result in restructuring costs stemming from facility closures and production relocations.  However, the longer-term effects of such an initiative will enable us to reduce our operating costs and increase global sourcing capacity to our customers.

We will continue to monitor business conditions and will take the necessary steps to address the current economic environment.

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

Year Ended December 31, 2008 Compared To Year Ended December 31, 2007

Net Sales. Net sales for our reportable segments, excluding inter-segment sales, for the years ended December 31, 2008 and 2007 are summarized in the following table (in thousands):

	For the Years Ended December 31,				$ Increase /	% Increase /
	2008		2007		(Decrease)	(Decrease)

Electronics	$520,936	69.2%	$441,717	60.7%	$79,219	17.9%
Control Devices	231,762	30.8	285,403	39.3	(53,641)	(18.8)%
Total net sales	$752,698	100.0%	$727,120	100.0%	$25,578	3.5%

The increase in net sales for our Electronics segment was primarily due to new business sales and increased sales volume in 2008.  Contractual price reductions and foreign currency exchange rates negatively affected net sales by approximately $2.0 million in 2008.

The decrease in net sales for our Control Devices segment was primarily attributable to production volume reductions at our major customers in the North American automotive market.  Additionally, the loss of sensor product revenue at our Sarasota, Florida, facility had a negative impact on net sales.

Net sales by geographic location for the years ended December 31, 2008 and 2007 are summarized in the following table (in thousands):

	For the Years Ended December 31,				$ Increase /	% Increase /
	2008		2007		(Decrease)	(Decrease)

North America	$557,990	74.1%	$522,730	71.9%	$35,260	6.7%
Europe and other	194,708	25.9	204,390	28.1	(9,682)	(4.7)%
Total net sales	$752,698	100.0%	$727,120	100.0%	$25,578	3.5%

The increase in North American sales was primarily attributable to net new business sales of electronics products.  The increase was partially offset by lower sales volume in our North American automotive market.  Our decrease in sales outside North America was primarily due to reduced volume in light vehicle products and reduced European commercial vehicle sales volume.

Consolidated statements of operations as a percentage of net sales for the years ended December 31, 2008 and 2007 are presented in the following table (in thousands):

	For the Years Ended December 31,				$ Increase /
	2008		2007		(Decrease)

Net Sales	$752,698	100.0%	$727,120	100.0%	$25,578

Costs and Expenses:
Cost of goods sold	586,411	77.9	559,397	76.9	27,014
Selling, general and administrative	136,563	18.1	133,708	18.4	2,855
Gain on sale of property, plant & equipment, net	(571)	(0.1)	(1,710)	(0.2)	1,139
Goodwill impairment charge	65,175	8.7	-	-	65,175
Restructuring charges	8,391	1.1	926	0.1	7,465

Operating Income (Loss)	(43,271)	(5.7)	34,799	4.8	(78,070)

Interest expense, net	20,575	2.7	21,759	3.0	(1,184)
Equity in earnings of investees	(13,490)	(1.8)	(10,893)	(1.5)	(2,597)
Loss on early extinguishment of debt	770	0.1	-	-	770
Other (income) expense, net	(351)	-	709	0.1	(1,060)

Income (Loss) Before Income Taxes	(50,775)	(6.7)	23,224	3.2	(73,999)

Provision for income taxes	46,752	6.2	6,553	0.9	40,199

Net Income (Loss)	$(97,527)	(12.9)%	$16,671	2.3%	$(114,198)

Cost of Goods Sold. The increase in cost of goods sold as a percentage of sales was primarily due to $7.0 million of restructuring expenses included in cost of goods sold for the year ended December 31, 2008.  The negative impact of restructuring expenses were partially offset by a more favorable product mix and new business sales.

Selling, General and Administrative Expenses.  Product development expenses included in SG&A were $45.6 million and $44.2 million for the years ended December 31, 2008 and 2007, respectively.  The increase was primarily related to development spending in the areas of instrumentation and wiring. The Company intends to reallocate its resources to focus on the design and development of new products rather than primarily focusing on sustaining existing product programs. The increase in SG&A expenses, excluding product development was due primarily to increased compensation related items.

Gain on Sale of Property, Plant and Equipment, net.  The gain for 2008 was primarily a result of selling manufacturing lines which was part of the line transfer initiative at our Mitcheldean, United Kingdom facility.  The gain for the year ended December 31, 2007 was primarily attributable to the sale of non-strategic assets including two idle facilities and the Company airplane.

Goodwill Impairment Charge.  A goodwill impairment charge of $65.2 million was recorded during the year ended December 31, 2008.  During the fourth quarter, as a result of the deterioration of the global economy and its effects on the automotive and commercial vehicle markets, we were required to perform an additional goodwill impairment test subsequent to our annual October 1, 2008 test.  The result of the December 31, 2008 impairment test was that our goodwill was determined to be significantly impaired and was written off.  The goodwill related to two reporting units in the Control Devices segment.

Restructuring Charges. The increase in restructuring charges that were general and administrative in nature, were primarily the result of the ratable recognition of one-time termination benefits that were due to employees and the cancellation of certain contracts upon the closure of our Sarasota, Florida, and Mitcheldean, United Kingdom, locations.  Additionally, in 2008, we announced additional restructuring initiatives at our Canton, Massachusetts, Orebro, Sweden and Tallinn, Estonia locations.  The majority of this charge resulted in the recognition of one-time termination benefits that were due to affected employees.  No fixed-asset impairment charges were incurred because the assets were transferred to our other locations for continued production.  Restructuring expenses that were general and administrative in nature were included in the Company’s consolidated statements of operations as restructuring charges, while the remaining restructuring related expenses were included in cost of goods sold.  These initiatives were substantially completed in 2008.

Restructuring charges recorded by reportable segment during the year ended December 31, 2008 were as follows (in thousands):

	Electronics	Control Devices	Total Consolidated Restructuring Charges

Severance costs	$2,564	$2,521	$5,085
Contract termination costs	1,305	-	1,305
Other costs	23	1,978	2,001
Total restructuring charges	$3,892	$4,499	$8,391

Severance costs relate to a reduction in workforce.  Contract termination costs represent expenditures associated with long-term lease obligations that were cancelled as part of the restructuring initiatives.  Other exit costs include miscellaneous expenditures associated with exiting business activities, such as the transferring of production equipment.

Restructuring charges recorded by reportable segment during the year ended December 31, 2007 were as follows (in thousands):

	Electronics	Control Devices	Total Consolidated Restructuring Charges

Severance costs	$542	$357	$899
Other costs	-	27	27
Total restructuring charges	$542	$384	$926

Restructuring related expenses, general and administrative in nature, for the year ended December 31, 2007 were primarily severance costs as a result of the ratable recognition of one-time termination benefits that were due to employees upon the closure of our Sarasota, Florida and Mitcheldean, United Kingdom locations that were announced in 2007.

Equity in Earnings of Investees. The increase was predominately attributable to the increase in equity earnings recognized from our PST joint venture.  The increase primarily reflects higher volume for PST’s security product lines and favorable exchange rates throughout most of 2008.

Income (Loss) Before Income Taxes.  Income (loss) before income taxes is summarized in the following table by reportable segment (in thousands):

	For the Years Ended December 31,		$ Increase /	% Increase /
	2008	2007	(Decrease)	(Decrease)

Electronics	$38,713	$20,692	$18,021	87.1%
Control Devices	(78,858)	15,825	(94,683)	(598.3)%
Other corporate activities	10,078	8,676	1,402	16.2%
Corporate interest expense	(20,708)	(21,969)	1,261	5.7%
Income (loss) before income taxes	$(50,775)	$23,224	$(73,999)	(318.6)%

The increase in income before income taxes in the Electronics segment was related to higher net sales, which  increased by $79.2 million in  2008.  This was partially offset by increased restructuring related expenses of $3.4 million in 2008 when compared to 2007.

The decrease in income before income taxes in the Control Devices reportable segment was primarily due to the goodwill impairment charge of $65.2 million recognized in 2008.  Additionally, net sales reduced by $53.6 million and the segment recognized an additional $4.1 million of restructuring related expenses in 2008.

The increase in income before income taxes from other corporate activities was primarily due to an increase in equity earnings from our PST joint venture of $2.4 million in 2008.

Income (loss) before income taxes by geographic location for the years ended December 31, 2008 and 2007 are summarized in the following table (in thousands):

	For the Years Ended December 31,
	2008		2007		$ Decrease	% Decrease

North America	$(47,795)	94.1%	$12,405	53.4%	$(60,200)	(485.3)%
Europe and other	(2,980)	5.9	10,819	46.6	(13,799)	(127.5)%
Income (loss) before income taxes	$(50,775)	100.0%	$23,224	100.0%	$(73,999)	(318.6)%

Our North American 2008 profitability was adversely affected by the $65.2 million goodwill impairment charge, which was offset by new business sales of electronic products.  Other factors impacting the 2008 results were increased restructuring related expenses of $8.9 million and lower North American automotive production.  The decrease in profitability outside North America was primarily due to increased restructuring related expenses of $6.5 million and design and development expenses.  The decrease was partially offset by increased European commercial vehicle production during the first half of 2008.

Provision for Income Taxes. We recognized a provision for income taxes of $46.8 million, or 92.1% of pre-tax loss, and $6.6 million, or 28.2% of pre-tax income, for federal, state and foreign income taxes for the years ended December 31, 2008 and 2007, respectively. The increase in the effective tax rate for 2008 was primarily attributable to the recording of a valuation allowance against our domestic deferred tax assets. Due to the impairment of goodwill the Company was in a cumulative loss position for the period 2006-2008. Pursuant to the accounting guidance the Company was required to record a valuation allowance. Additionally, the effective tax rate was unfavorably affected by the costs incurred to restructure our United Kingdom operations. Since we do not believe that the related tax benefit of those losses will be realized, a valuation allowance was recorded against the foreign deferred tax assets associated with those foreign losses. Finally, offsetting the impact of the current year valuation allowances, the effective tax rate was favorably impacted by a combination of audit settlements, successful litigation and the expiration of certain statutes of limitation.

Year Ended December 31, 2007 Compared To Year Ended December 31, 2006

Net Sales. Net sales for our reportable segments, excluding inter-segment sales, for the years ended December 31, 2007 and 2006 are summarized in the following table (in thousands):

	For the Years Ended December 31,				$ Increase /	% Increase /
	2007		2006		(Decrease)	(Decrease)

Electronics	$441,717	60.7%	$442,427	62.4%	$(710)	(0.2)%
Control Devices	285,403	39.3	266,272	37.6	19,131	7.2%
Total net sales	$727,120	100.0%	$708,699	100.0%	$18,421	2.6%

The decrease in net sales for our Electronics segment was primarily due to a substantial decline in medium- and heavy-duty truck production in North America.  Medium- and heavy-duty truck production in 2007 was unfavorably impacted by the new 2007 diesel emissions regulations that were implemented on January 1, 2007 in the U.S.  Offsetting the unfavorable impact of the new diesel emissions standards were new program revenues in North America and Europe, increased production volume in our European commercial vehicle operations and favorable foreign currency exchange.  Favorable foreign currency exchange rates contributed $18.6 million to net sales for the year ended December 31, 2007.

The increase in net sales for our Control Devices segment was primarily attributable to new product launches in our temperature and speed sensor businesses.  The increase was partially offset by production volume reductions at our major automotive customers.

Net sales by geographic location for the years ended December 31, 2007 and 2006 are summarized in the following table (in thousands):

	For the Years Ended December 31,				$ Increase /	% Increase /
	2007		2006		(Decrease)	(Decrease)

North America	$522,730	71.9%	$541,479	76.4%	$(18,749)	(3.5)%
Europe and other	204,390	28.1	167,220	23.6	37,170	22.2%
Total net sales	$727,120	100.0%	$708,699	100.0%	$18,421	2.6%

The decrease in North American sales was primarily attributable to lower sales to our commercial vehicle customers as a result of lower demand because of the new 2007 U.S. diesel emission regulations and lower production volume from our North American light vehicle customers.  The decrease was partially offset by sales related to new program launches of sensor products and new electronic products supplied for the production of military vehicles.  Our increase in sales outside of North America for the year was primarily due to increased production volume, new product revenues and favorable foreign currency exchange rates.  The favorable effect of foreign currency exchange rates affected net sales outside North America by $18.6 million for the year ended December 31, 2007.

Consolidated statements of operations as a percentage of net sales for the years ended December 31, 2007 and 2006 are presented in the following table (in thousands):

	For the Years Ended December 31,				$ Increase /
	2007		2006		(Decrease)

Net Sales	$727,120	100.0%	$708,699	100.0%	$18,421

Costs and Expenses:
Cost of goods sold	559,397	76.9	549,793	77.6	9,604
Selling, general and administrative	133,708	18.4	124,538	17.6	9,170
Gain on sale of property, plant and equipment, net	(1,710)	(0.2)	(1,303)	(0.2)	(407)
Restructuring charges	926	0.1	608	0.1	318

Operating Income	34,799	4.8	35,063	4.9	(264)
Interest expense, net	21,759	3.0	21,744	3.1	15
Equity in earnings of investees	(10,893)	(1.5)	(7,125)	(1.0)	(3,768)
Other expense, net	709	0.1	805	0.1	(96)

Income Before Income Taxes	23,224	3.2	19,639	2.7	3,585

Provision for income taxes	6,553	0.9	5,126	0.7	1,427

Net Income	$16,671	2.3%	$14,513	2.0%	$2,158

Cost of Goods Sold.  The decrease in cost of goods sold as a percentage of sales was due to increased sales volume from new business awards, ongoing procurement initiatives and favorable product mix.  The decrease was partially offset by unfavorable material costs, operational inefficiencies related to new product launches and higher depreciation expense.

Selling, General and Administrative Expenses. Product development expenses included in SG&A were $44.2 million and $40.8 million for the years ended December 31, 2007 and 2006, respectively.  The increase related to development spending in the areas of tachographs and instrumentation.

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

Restructuring Charges.  The increase in restructuring charges was primarily the result of one-time termination benefits related to the restructuring initiatives announced in 2007 to improve manufacturing efficiency and cost position by ceasing manufacturing operations at our Sarasota, Florida and Mitcheldean, United Kingdom locations.  No fixed-asset impairment charges were incurred because assets are primarily being transferred to our other locations for continued production.

Restructuring charges recorded by reportable segment during the year ended December 31, 2007 were as follows (in thousands):

	Electronics	Control Devices	Total Consolidated Restructuring Charges

Severance costs	$542	$357	$899
Other costs	-	27	27
Total restructuring charges	$542	$384	$926

Also included in severance costs for the Electronics reporting segment in 2007 was $0.1 million of expense related to the rationalization of certain manufacturing facilities in Europe and North America announced in 2005.  These restructuring initiatives were completed in 2007.

Restructuring charges recorded by reportable segment during the year ended December 31, 2006 were as follows (in thousands):

	Electronics	Control Devices	Total Consolidated Restructuring Charges

Severance costs	$369	$156	$525
Other costs	-	83	83
Total restructuring charges	$369	$239	$608

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

Income Before Income Taxes.  Income before income taxes is summarized in the following table by reportable segment (in thousands):

	For the Years Ended December 31,		$ Increase /
	2007	2006	(Decrease)

Electronics	$20,692	$20,882	$(190)
Control Devices	15,825	13,987	1,838
Other corporate activities	8,676	6,392	2,284
Corporate interest expense	(21,969)	(21,622)	(347)
Income before income taxes	$23,224	$19,639	$3,585

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

Income before income taxes by geographic location for the years ended December 31, 2007 and 2006 is summarized in the following table (in thousands):

	For the Years Ended December 31,
	2007		2006		$ Increase	% Increase

North America	$12,405	53.4%	$10,847	55.2%	$1,558	14.4%
Europe and other	10,819	46.6	8,792	44.8	2,027	23.1%
Income before income taxes	$23,224	100.0%	$19,639	100.0%	$3,585	18.3%

The increase in our profitability in North America was primarily attributable to increased revenue from new sensor product launches and new electronic products supplied for the production of military vehicles.  The increase was primarily offset by unfavorable variances related to a new product launch, lower North American automotive and commercial vehicle production and contractual price reductions with our customers.  The increase in our profitability outside North America was primarily due to increased European commercial vehicle production and revenue from new program launches.  The increase was offset by higher SG&A related to increased development spending in the areas of tachographs and instrumentation and higher selling and marketing costs associated with new product introductions.

Provision for Income Taxes. We recognized a provision for income taxes of $6.6 million, or 28.2% of pre-tax income, and $5.1 million, or 26.1% of pre-tax income, for federal, state and foreign income taxes for the years ended December 31, 2007 and 2006, respectively. The increase in the effective tax rate was primarily attributable to the increase in higher taxed domestic earnings and the increase over the prior year of the valuation allowance recorded against deferred tax assets in the United Kingdom. These increases were partially offset by a deferred tax benefit related to a change in state tax law.

Liquidity and Capital Resources

Summary of Cash Flows (in thousands):

	For the Years
	Ended December 31,		$ Increase /
	2008	2007	(Decrease)
Cash provided by (used for):
Operating activities	$42,456	$33,525	$8,931
Investing activities	(23,901)	(5,826)	(18,075)
Financing activities	(16,231)	900	(17,131)
Effect of exchange rate changes on cash and cash equivalents	(5,556)	1,443	(6,999)
Net change in cash and cash equivalents	$(3,232)	$30,042	$(33,274)

The increase in net cash provided by operating activities was primarily due to lower accounts receivable balances in the current year.

The increase in net cash used for investing activities reflects an increase in cash used for capital projects.  The increase was due in part to the expansion of our Lexington facility during 2008.  In addition, 2007 net cash used for investing activities includes the proceeds from the sale of non-strategic assets, including two idle facilities and the Company airplane.

The increase in net cash used by financing activities was primarily due to cash used to purchase and retire $17.0 million in par value of the Company’s senior notes during 2008.

As discussed in Note 9 to our consolidated financial statements, we have entered into foreign currency forward contracts with a notional value of $8.8 million and $8.6 million at December 31, 2008 and 2007, respectively.  The purpose of these investments is to reduce exposure related to our British pound-denominated receivables and Mexican peso-denominated payables.  At December 31, 2007, the Company also used forward currency contracts to reduce the exposure related to the Company’s Mexican peso- and Swedish krona-denominated receivables. The estimated fair value of the British pound contract at December 31, 2008 and 2007, per quoted market sources, was approximately $2.1 million and $(0.03) million, respectively.  The estimated fair market value of the Mexican peso-denominated contracts at December 31, 2008, per quoted market sources, was approximately $(2.9) million.  For the year ended December 31, 2008, we recognized a $2.2 million gain related to foreign currency contracts in the consolidated statement of operations as a component of other expense (income), net.  As discussed in Note 9, we entered into a fixed price swap contract in December 2007 for 1.0 million pounds of copper, which lasted through December 2008.  In September 2008, we entered into a fixed price swap contract for 1.4 million pounds of copper, which will last from January 2009 to December 2009.  The purpose of these contracts is to reduce our price risk as it relates to copper prices.  As of December 31, 2008 and 2007, the fair value of the fixed price commodity swap contract, per quoted market sources, was approximately $(2.1) million and $0.1 million, respectively.

The following table summarizes our future cash outflows resulting from financial contracts and commitments, as of December 31, 2008 (in thousands):

Contractual Obligations:	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Long-term debt	$183,000	$-	$-	$183,000	$-
Operating leases	20,703	5,122	6,521	4,144	4,916
Employee benefit plans	8,695	731	1,549	1,666	4,749
Total contractual obligations	$212,398	$5,853	$8,070	$188,810	$9,665

Our 2009 capital expenditures are expected to be slightly lower than our 2008 expenditures, due to lower expected demand in the markets that we serve.  Management will continue to focus on reducing its weighted average cost of capital and believes that cash flows from operations and the availability of funds from our asset-based credit facility will provide sufficient liquidity to meet our future growth and operating needs.

We will continue to monitor business conditions and will take the necessary steps to ensure our position in the current economic environment.

As outlined in Note 4 to our consolidated financial statements, our asset-based credit facility, permits borrowing up to a maximum level of $100.0 million.  This facility provides us with lower borrowing rates and allows us the flexibility to refinance our outstanding debt.  At December 31, 2008, there were no borrowings on this asset-based credit facility.  The available borrowing capacity on this credit facility is based on eligible current assets, as defined.  At December 31, 2008 and 2007, the Company had borrowing capacity of $57.7 million and $73.5 million, respectively, based on eligible current assets.  The decrease in borrowing capacity was due primarily to lower accounts receivable balances. The Company was in compliance with all covenants at December 31, 2008.

As of December 31, 2008, the Company’s $183.0 million senior notes were redeemable at 103.833%.  Given the Company’s senior notes are redeemable, we may seek to retire the senior notes through a redemption, cash purchases, open market purchases, privately negotiated transactions or otherwise.  Such redemptions, purchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  The amounts involved may be material.  During 2008, we have purchased and retired $17.0 million in face value of our senior notes.

Inflation and International Presence

Given the current economic climate and recent fluctuations in certain commodity prices, we believe that an increase in such items could significantly affect our profitability.  Furthermore, by operating internationally, we are affected by foreign currency exchange rates and the economic conditions of certain countries.  Based on the current economic conditions in these countries, we believe we are not significantly exposed to adverse exchange rate risk or economic conditions.

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

Revenue Recognition and Sales Commitments.  We recognize revenues from the sale of products, net of actual and estimated returns of products sold based on authorized returns, at the point of passage of title, which is generally at the time of shipment.  We often enter into agreements with our customers at the beginning of a given vehicle’s expected production life.  Once such agreements are entered into, it is our obligation to fulfill the customers’ purchasing requirements for the entire production life of the vehicle.  These agreements are subject to renegotiation, which may affect product pricing.  In certain limited instances, we may be committed under existing agreements to supply products to our customers at selling prices which are not sufficient to cover the direct cost to produce such products.  In such situations, we recognize losses immediately.  There were no such instances in 2008.  These agreements generally may also be terminated by our customers at any time.

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

Pension Benefits.  The amounts recognized in the consolidated financial statements related to pension benefits are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could be settled at December 31, 2008, rate of increase in future compensation levels and mortality rates.  These assumptions are updated annually and are disclosed in Note 8 to the consolidated financial statements.

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

Discount rates for our defined benefit pension plan in the United Kingdom are determined using the weighted average long-term sterling AA corporate bond.  On December 31, 2008, the yield was approximately 6.7%.

Deferred Income Taxes.  Deferred income taxes are provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws and regulations.  Our deferred tax assets include, among other items, net operating loss carry forwards and tax credits that can be used to offset taxable income in future periods and reduce income taxes payable in those future periods.  These deferred tax assets will begin to expire, if unused, no later than 2026 and 2021, respectively.

SFAS No. 109, Accounting for Income Taxes, requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.  This assessment requires significant judgment, and in making this evaluation, the Company considers available positive and negative evidence, including past results, the existence of cumulative losses in recent periods, our forecast of taxable income for the current year and future years and tax planning strategies.  Risk factors include the continuing deterioration in economic conditions in the U.S. automotive and commercial vehicle markets of which the Company has significant U.S. operations and higher than planned volume or price reductions from key customers.

During the fourth quarter of this year, we concluded that it was no longer more-likely-than-not that we would realize our U.S. deferred tax assets. As a result we provided a full valuation allowance, net of certain future reversing taxable temporary differences, in the amount of $63.8 million with respect to our U.S. deferred tax assets. To the extent that realization of a portion or all of the tax assets becomes more-likely-than-not to be realized based on changes in circumstances a reversal of that portion of the deferred tax asset valuation allowance will be recorded.

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

Derivative Instruments and Hedging Activities. We follow SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended, in accounting for financial instruments. Under SFAS 133, the gain or loss on derivative instruments that have been designated and qualify as hedges of the exposure to changes in the fair value of an asset or a liability, as well as the offsetting gain or loss on the hedged item, are recognized in net earnings during the period of the change in fair values. For derivative instruments that have been designated and qualify as hedges of the exposure to variability in expected future cash flows, the gain or loss on the derivative is initially reported as a component of other comprehensive earnings and reclassified to the consolidated statement of operations when the hedged transaction affects net earnings. Any gain or loss on the derivative in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized on the consolidated statement of operations during the period of change.

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

Recently Issued Accounting Standards

New accounting standards to be implemented:

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS 157 was effective for financial assets and financial liabilities in years beginning after November 15, 2007 and for nonfinancial assets and liabilities in years beginning after November 15, 2008.  The provisions of SFAS 157 were applied prospectively.  The Company adopted SFAS 157 for financial assets and liabilities in 2008 with no material impact to the consolidated financial statements.  The Company does not anticipate the adoption of SFAS 157 to nonfinancial assets and liabilities will have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”).  This standard improves reporting by creating greater consistency in the accounting and financial reporting of business combinations.  Additionally, SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.  SFAS 141(R) is effective for financial statements issued for years beginning after December 15, 2008. Early adoption of this standard is prohibited.  In the absence of any planned future business combinations, Management does not currently expect SFAS 141(R) to have a material impact on the Company’s financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”).  This standard improves the relevance, comparability and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way.  Additionally, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions.  SFAS 160 is effective for financial statements issued for years beginning after December 15, 2008.  Early adoption of this standard is prohibited. In the absence of any noncontrolling (minority) interests, management does not currently expect SFAS 160 to have a material impact on the Company’s financial condition or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, (“SFAS 161”).  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This standard becomes effective on January 1, 2009.  Earlier adoption of SFAS 161 and, separately, comparative disclosures for earlier periods at initial adoption are encouraged.  As SFAS 161 only requires enhanced disclosures, this standard will have no impact on the Company’s financial position, results of operations or cash flows.

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

In May 2007, the FASB issued FASB Staff Position (“FSP”), Definition of Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”). FSP FIN 48-1 provides guidance on determining whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  FSP FIN 48-1 was effective retroactively to January 1, 2007.  The implementation of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

Forward-Looking Statements

Portions of this report contain “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, our directors or officers with respect to, among other things, our (i) future product and facility expansion, (ii) acquisition strategy, (iii) investments and new product development, and (iv) growth opportunities related to awarded business.  Forward-looking statements may be identified by the words “will,” “may,” “designed to,” “believes,” “plans,” “expects,” “continue,” and similar words and expressions.  The forward-looking statements in this report are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other factors:

•	the loss or bankruptcy of a major customer;
•	the costs and timing of facility closures, business realignment, or similar actions;
•	a significant change in medium- and heavy-duty, agricultural, automotive or off-highway vehicle production;
•	our ability to achieve cost reductions that offset or exceed customer-mandated selling price reductions;
•	a significant change in general economic conditions in any of the various countries in which we operate;
•	labor disruptions at our facilities or at any of our significant customers or suppliers;
•	the ability of our suppliers to supply us with parts and components at competitive prices on a timely basis;
•	the amount of debt and the restrictive covenants contained in our credit facility;
•	customer acceptance of new products;
•	capital availability or costs, including changes in interest rates or market perceptions;
•	the successful integration of any acquired businesses;
•	the occurrence or non-occurrence of circumstances beyond our control; and
•	those items described in Part I, Item IA (“Risk Factors”).

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

From time to time, we are exposed to certain market risks, primarily resulting from the effects of changes in interest rates.  At December 31, 2008, however, all of our debt was fixed rate debt.  At this time, we do not use financial instruments to manage this risk.

Commodity Price Risk

Given the current economic climate and fluctuations in certain commodity costs throughout most of 2008, we currently are experiencing an increased risk, particularly with respect to the purchase of copper, zinc, resins and certain other commodities.  We manage this risk through a combination of fixed price agreements, staggered short-term contract maturities and commercial negotiations with our suppliers.  We may also consider pursuing alternative commodities or alternative suppliers to mitigate this risk over a period of time.  The recent decline in certain commodity costs has positively affected our operating results; however an increase in certain commodity costs could adversely impact our profitability.

In December 2007, we entered into a fixed price swap contract for 1.0 million pounds of copper, which lasted through December 2008.  In September 2008, we entered into a fixed price swap contract for 1.4 million pounds of copper, which will last from January 2009 to December 2009.  The purpose of these contracts is to reduce our price risk as it relates to copper prices.

Going forward, we believe that our mitigation efforts will offset a substantial portion of any financial impact caused by these costs increasing.  However, no assurances can be given that the magnitude or duration of any increased costs will not have a material impact on our future operating results.  A hypothetical pre-tax gain or loss in fair value from a 10.0% favorable or adverse change in commodity prices would not significantly affect our results of operations, financial position or cash flows.

Foreign Currency Exchange Risk

Our risks related to foreign currency exchange rates have historically not been material; however, given the current economic climate, we are more closely monitoring this risk.  We use derivative financial instruments, including foreign currency forward contracts, to mitigate our exposure to fluctuations in foreign currency exchange rates by reducing the effect of such fluctuations on foreign currency denominated intercompany transactions and other foreign currency exposures.  As discussed in Note 9 to our consolidated financial statements, we have entered into foreign currency forward contracts that had a notional value of $8.8 million and $8.6 million at December 31, 2008 and 2007, respectively.  The purpose of these foreign currency contracts is to reduce exposure related to the Company’s British pound-denominated receivables.  At December 31, 2008, the Company used forward currency contracts to reduce exposure to future Mexico peso-denominated purchases.  At December 31, 2007, the Company also used forward currency contracts to reduce the exposure related to Swedish krona-denominated receivables.   The estimated fair value of these contracts at December 31, 2008 and 2007, per quoted market sources, was approximately $(0.8) million and $(0.03) million, respectively.  The Company’s foreign currency option contracts expire throughout 2009.  We do not expect the effects of this risk to be material in the future based on the current operating and economic conditions in the countries in which we operate.

A hypothetical pre-tax gain (loss) in fair value from a 10.0% favorable or adverse change in quoted currency exchange rates would be approximately $0.6 million or $(0.7) million and $3.7 million or $(3.0) million for the Company’s British pound-denominated receivables and for the Company’s Mexican peso-denominated receivables, respectively, as of December 31, 2008.  For foreign currency contracts outstanding at December 31, 2007, a hypothetical pre-tax gain (loss) in fair value from a 10.0% favorable or adverse change in quoted currency exchange rates would be approximately $0.8 million or $(0.9) million as of December 31, 2007.  It is important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.  Therefore, a hypothetical pre-tax gain or loss in fair value from a 10.0% favorable or adverse change in quoted foreign currencies would not significantly affect our results of operations, financial position or cash flows.

Item 8.  Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Stoneridge, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Stoneridge, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audit also included the financial statement schedule listed in the Index at Item 15.  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stoneridge, Inc. and Subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statements schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 5 to the consolidated financial statements, effective January 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stoneridge, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio
March 11, 2009

STONERIDGE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2008	2007
ASSETS

Current Assets:
Cash and cash equivalents	$92,692	$95,924
Accounts receivable, less reserves of $4,204 and $4,736, respectively	96,535	122,288
Inventories, net	54,800	57,392
Prepaid expenses and other	9,069	15,926
Deferred income taxes, net of valuation allowance	1,495	9,829
Total current assets	254,591	301,359

Long-Term Assets:
Property, plant and equipment, net	87,701	92,752
Other Assets:
Goodwill	-	65,176
Investments and other, net	40,145	39,454
Deferred income taxes, net of valuation allowance	-	29,028
Total long-term assets	127,846	226,410
Total Assets	$382,437	$527,769

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$50,719	$69,373
Accrued expenses and other	43,485	47,198
Total current liabilities	94,204	116,571

Long-Term Liabilities:
Long-term debt	183,000	200,000
Deferred income taxes	7,002	2,665
Other liabilities	6,473	2,344
Total long-term liabilities	196,475	205,009

Shareholders' Equity:
Preferred Shares, without par value, authorized 5,000 shares, none issued	-	-
Common Shares, without par value, authorized 60,000 shares, issued 24,772 and 24,601
shares and outstanding 24,665 and 24,209 shares, respectively, with no stated value	-	-
Additional paid-in capital	158,039	154,173
Common Shares held in treasury, 107 and 392 shares, respectively, at cost	(129)	(383)
Retained earnings (deficit)	(59,155)	38,372
Accumulated other comprehensive income (loss)	(6,997)	14,027
Total shareholders’ equity	91,758	206,189
Total Liabilities and Shareholders' Equity	$382,437	$527,769

The accompanying notes are an integral part of these consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Years Ended
	December 31,
	2008	2007	2006

Net Sales	$752,698	$727,120	$708,699

Costs and Expenses:
Cost of goods sold	586,411	559,397	549,793
Selling, general and administrative	136,563	133,708	124,538
Gain on sale of property, plant and equipment, net	(571)	(1,710)	(1,303)
Goodwill impairment charge	65,175	-	-
Restructuring charges	8,391	926	608

Operating Income (Loss)	(43,271)	34,799	35,063

Interest expense, net	20,575	21,759	21,744
Equity in earnings of investees	(13,490)	(10,893)	(7,125)
Loss on early extinguishment of debt	770	-	-
Other expense (income), net	(351)	709	805

Income (Loss) Before Income Taxes	(50,775)	23,224	19,639

Provision for income taxes	46,752	6,553	5,126

Net Income (Loss)	$(97,527)	$16,671	$14,513

Basic net income (loss) per share	$(4.17)	$0.72	$0.63
Basic weighted average shares outstanding	23,367	23,133	22,866

Diluted net income (loss) per share	$(4.17)	$0.71	$0.63
Diluted weighted average shares outstanding	23,367	23,548	23,062

The accompanying notes are an integral part of these consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended
	December 31,
	2008	2007	2006

OPERATING ACTIVITIES:
Net income (loss)	$(97,527)	$16,671	$14,513
Adjustments to reconcile net income to net cash provided (used) by operating activities -
Depreciation	26,196	28,299	25,904
Amortization	1,320	1,522	1,657
Deferred income taxes	46,239	3,823	3,466
Earnings of equity method investees, less dividends received	(9,277)	(5,299)	(3,455)
Gain on sale of fixed assets	(571)	(1,710)	(1,303)
Gain on sale of partnership interest	-	-	(1,627)
Share-based compensation expense	3,425	2,431	1,953
Loss on early extinguishment of debt	770	-	-
Postretirement benefit settlement gain	-	-	(1,242)
Goodwill impairment charge	65,175	-	-
Changes in operating assets and liabilities -
Accounts receivable, net	20,087	(13,424)	(2,739)
Inventories, net	(1,786)	933	(2,350)
Prepaid expenses and other	2,617	1,563	1,742
Other assets	39	(89)	2,228
Accounts payable	(14,769)	(4,881)	14,084
Accrued expenses and other	518	3,686	(6,291)
Net cash provided by operating activities	42,456	33,525	46,540

INVESTING ACTIVITIES:
Capital expenditures	(24,573)	(18,141)	(25,895)
Proceeds from sale of fixed assets	1,652	12,315	2,266
Proceeds from sale of partnership interest	-	-	1,153
Business acquisitions and other	(980)	-	(2,133)
Net cash used by investing activities	(23,901)	(5,826)	(24,609)

FINANCING ACTIVITIES:
Repayments of long-term debt	(17,000)	-	(44)
Share-based compensation activity	1,322	2,119	301
Premiums related to early extinguishment of debt	(553)	-	-
Other financing costs	-	(1,219)	(150)
Net cash provided (used) by financing activities	(16,231)	900	107

Effect of exchange rate changes on cash and cash equivalents	(5,556)	1,443	3,060

Net change in cash and cash equivalents	(3,232)	30,042	25,098

Cash and cash equivalents at beginning of period	95,924	65,882	40,784

Cash and cash equivalents at end of period	$92,692	$95,924	$65,882

Supplemental disclosure of cash flow information:
Cash paid for interest, net	$20,048	$20,637	$20,565
Cash paid for income taxes, net	$4,466	$3,672	$2,394

The accompanying notes are an integral part of these consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Number of Common Shares	Number of Treasury Shares	Additional Paid-in Capital	Common Shares Held in Treasury	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Comprehensive Income (Loss)

BALANCE, DECEMBER 31, 2005	23,178	54	$147,440	$(65)	$7,188	$(572)	$153,991

Net income	-	-	-	-	14,513	-	14,513	$14,513
Exercise of share options	64	-	393	-	-	-	393	-
Issuance of restricted Common Shares	694	-	-	-	-	-	-	-
Forfeited restricted Common Shares	(118)	118	-	-	-	-	-	-
Repurchased Common Shares for treasury	(14)	14	-	(86)	-	-	(86)	-
Share-based compensation matters	-	-	2,245	-	-	-	2,245	-
Other comprehensive income (loss):
Minimum pension liability adjustments	-	-	-	-	-	1,625	1,625	1,625
Unrealized loss on marketable securities	-	-	-	-	-	(84)	(84)	(84)
Currency translation adjustments	-	-	-	-	-	6,025	6,025	6,025
Comprehensive income								$22,079

BALANCE, DECEMBER 31, 2006	23,804	186	150,078	(151)	21,701	6,994	178,622

Net income	-	-	-	-	16,671	-	16,671	$16,671
Exercise of share options	164	-	1,552	-	-	-	1,552	-
Issuance of restricted Common Shares	447	-	-	-	-	-	-	-
Forfeited restricted Common Shares	(181)	181	-	-	-	-	-	-
Repurchased Common Shares for treasury	(25)	25	-	(232)	-	-	(232)	-
Share-based compensation matters	-	-	2,543	-	-	-	2,543	-
Other comprehensive income (loss):
Pension liability adjustments	-	-	-	-	-	1,039	1,039	1,039
Unrealized gain on marketable securities	-	-	-	-	-	44	44	44
Unrealized loss on derivatives	-	-	-	-	-	(37)	(37)	(37)
Currency translation adjustments	-	-	-	-	-	5,987	5,987	5,987
Comprehensive income (loss)								$23,704

BALANCE, DECEMBER 31, 2007	24,209	392	154,173	(383)	38,372	14,027	206,189

Net loss	-	-	-	-	(97,527)	-	(97,527)	$(97,527)
Exercise of share options	88	-	795	-	-	-	795	-
Issuance of restricted Common Shares	462	(379)	-	383	-	-	383	-
Forfeited restricted Common Shares	(73)	73	-	-	-	-	-	-
Repurchased Common Shares for treasury	(21)	21	-	(129)	-	-	(129)	-
Share-based compensation matters	-	-	3,071	-	-	-	3,071	-
Other comprehensive income (loss):
Pension liability adjustments	-	-	-	-	-	(1,531)	(1,531)	(1,531)
Unrealized loss on marketable securities	-	-	-	-	-	(10)	(10)	(10)
Unrealized loss on derivatives	-	-	-	-	-	(4,977)	(4,977)	(4,977)
Currency translation adjustments	-	-	-	-	-	(14,506)	(14,506)	(14,506)
Comprehensive loss								$(118,551)

BALANCE, DECEMBER 31, 2008	24,665	107	$158,039	$(129)	$(59,155)	$(6,997)	$91,758

The accompanying notes are an integral part of these consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

1. Organization and Nature of Business

Stoneridge, Inc. and its subsidiaries are independent designers and manufacturers of highly engineered electrical and electronic components, modules and systems for the medium- and heavy-duty truck, agricultural, automotive and off-highway vehicle markets.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Stoneridge, Inc. and its wholly-owned and majority-owned subsidiaries (collectively, the “Company”). Intercompany transactions and balances have been eliminated in consolidation. The Company accounts for investments in joint ventures in which it owns between 20% and 50% of equity or otherwise acquires management influence using the equity method as prescribed by Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (Note 3).

Cash and Cash Equivalents

The Company considers all short-term investments with original maturities of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value, due to the highly liquid nature and short-term duration of the underlying securities.

Accounts Receivable and Concentration of Credit Risk

Revenues are principally generated from the medium- and heavy-duty truck, agricultural, automotive and off-highway vehicle markets. The Company’s largest customers were Navistar International and Deere & Company, which accounted for approximately 26%, 20% and 25% and 10%, 7% and 6% of net sales for the years ended December 31, 2008, 2007 and 2006, respectively.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (“LIFO”) method for approximately 72% and 66% of the Company’s inventories at December 31, 2008 and 2007, respectively, and by the first-in, first-out (“FIFO”) method for all other inventories. Inventory cost includes material, labor and overhead. Inventories consist of the following at December 31:

	2008	2007

Raw materials	$32,981	$36,678
Work-in-progress	8,876	9,065
Finished goods	15,890	13,700
Total inventories	57,747	59,443
Less: LIFO reserve	(2,947)	(2,051)
Inventories, net	$54,800	$57,392

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and consist of the following at December 31:

	2008	2007

Land and land improvements	$3,872	$3,956
Buildings and improvements	35,325	35,869
Machinery and equipment	152,775	147,931
Office furniture and fixtures	6,586	10,607
Tooling	62,163	81,976
Vehicles	314	403
Leasehold improvements	2,359	2,981
Construction in progress	14,878	10,909
Total property, plant and equipment	278,272	294,632
Less: Accumulated depreciation	(190,571)	(201,880)
Property, plant and equipment, net	$87,701	$92,752

As a result of the restructuring plan approved on October 29, 2007 (See Note 12), the manufacturing facility located in Sarasota, Florida was closed in 2008. The 2008 amounts above include $760, $6,125 and ($3,128) of land and improvements, buildings and improvements and accumulated depreciation, respectively, related to the Sarasota facility. The Sarasota facility is currently being marketed for sale and the fair value of the property is expected to exceed the carrying value.

Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $26,196, $28,299 and $25,904, respectively. Depreciable lives within each property classification are as follows:

Buildings and improvements	10–40 years
Machinery and equipment	3–20 years
Office furniture and fixtures	3–10 years
Tooling	2–5 years
Vehicles	3–5 years
Leasehold improvements	3–8 years

Maintenance and repair expenditures that are not considered improvements and do not extend the useful life of property are charged to expense as incurred. Expenditures for improvements and major renewals are capitalized. When assets are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and any gain or loss on the disposition is recorded in the Statement of Operations as a component of gain on sale of property, plant and equipment, net.

Impairment of Finite Lived Assets

The Company reviews its long-lived assets and identifiable intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No significant impairment charges were recorded in 2008, 2007 or 2006. Impairment would be recognized when events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. Measurement of the amount of impairment may be based on appraisal, market values of similar assets or estimated discounted future cash flows resulting from the use and ultimate disposition of the asset.

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

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

The Company performs its annual impairment test of goodwill as of the beginning of the fourth quarter. The Company uses a combination of valuation techniques, which include consideration of a market-based approach (guideline company method) and an income approach (discounted cash flow method), in determining the fair value of the Company’s applicable reporting units in the annual impairment test of goodwill. The Company believes that the combination of the valuation models provides a more appropriate valuation of the Company’s reporting units by taking into account different marketplace participant assumptions. Both methods utilize market data in the derivation of a value estimate and are forward-looking in nature. The guideline assessment of future performance and the discounted cash flow method utilize a market-derived rate of return to discount anticipated performance.

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

As of the beginning of the fourth quarter, the goodwill balance of $65.2 million was related to the Control Devices reportable segment. The Company completed its annual assessment of any potential goodwill impairment as of October 1, 2008 and October 1, 2007 and determined that no impairment existed as of either date.

Due to significant declines in the automotive sector and the world economy as a whole during the fourth quarter of 2008, the Company performed an additional impairment test as of December 31, 2008. The initial December 31, 2008 impairment test indicated that the carrying value of the Company’s reporting units significantly exceeded the corresponding fair value of the reporting units. The implied fair value of goodwill in these reporting units were then determined through the allocation of the fair value to the underlying assets and liabilities. At December 31, 2008, the carrying value of the reporting units was greater than the implied fair value; therefore the Company recorded a goodwill impairment charge of $65.2 million, which is included in the Control Devices reportable segment and as a component of operating loss in the accompanying consolidated statements of operations.

The goodwill impairment charge resulted primarily from the significant deterioration in the global economic environment including tightening credit markets, stock market declines and significant reductions in current and forecasted production volumes for light and commercial vehicles during the quarter ended December 31, 2008. This has lead to a significant decline in the Company’s stock price, which resulted in a market capitalization less than the Company’s carrying value at December 31, 2008 prior to the impairment test.

The change in the carrying value of goodwill by reportable segment during 2008 was as follows:

		Control
	Electronics	Devices	Total
Goodwill at beginning of period	$-	$65,176	$65,176
Impairment charge	-	(65,176)	(65,176)
Goodwill at end of period	$-	$-	$-

The net carrying amount of the Company’s patents at December 31, 2008 and 2007 was $0 and $203, respectively, and was included in the Company’s consolidated balance sheets as a component of other assets. Aggregate amortization expense on patents was $203 and $204 for the years ended December 31, 2008 and December 31, 2007, respectively. There is no amortization expense for the year ended December 31, 2009 based upon the Company’s intangible asset portfolio at December 31, 2008.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at December 31:

	2008	2007

Compensation related obligations	$16,041	$19,053
Insurance related obligations	1,986	4,084
Warranty and recall related obligations	5,527	5,306
Other (1)	19,931	18,755
Total accrued expenses and other current liabilities	$43,485	$47,198

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

Revenue Recognition and Sales Commitments

The Company recognizes revenues from the sale of products, net of actual and estimated returns, at the point of passage of title, which is generally at the time of shipment. Actual and estimated returns are based on authorized returns. The Company often enters into agreements with its customers at the beginning of a given vehicle’s expected production life. Once such agreements are entered into, it is the Company’s obligation to fulfill the customers’ purchasing requirements for the entire production life of the vehicle. These agreements are subject to renegotiation, which may affect product pricing.

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

The following provides a reconciliation of changes in product warranty and recall liability for the years ended December 31, 2008 and 2007:

	2008	2007

Product warranty and recall at beginning of period	$5,306	$5,825
Accruals for products shipped during period	5,487	2,689
Aggregate changes in pre-existing liabilities due to claims developments	1,157	1,756
Settlements made during the period (in cash or in kind)	(6,423)	(4,964)
Product warranty and recall at end of period	$5,527	$5,306

Product Development Expenses

Expenses associated with the development of new products and changes to existing products are charged to expense as incurred. These costs amounted to $45,626, $44,203 and $40,840 in years ended December 31, 2008, 2007 and 2006, respectively or 6.1%, 6.1% and 5.8% of net sales for these periods.

Share-Based Compensation

At December 31, 2008, the Company had three types of share-based compensation plans: (1) Long-Term Incentive Plan (the “Incentive Plan”), (2) Directors’ Share Option Plan and (3) the Directors’ Restricted Shares Plan. One plan is for employees and two plans are for non-employee directors. The Incentive Plan is made up of the Long-Term Incentive Plan that was approved by the Company's shareholders on September 30, 1997 and expired on June 30, 2007 and the Amended and Restated Long-Term Incentive Plan that was approved by the Company's shareholders on April 24, 2006 and expires on April 24, 2016. Prior to the second quarter of 2005, the Company accounted for its plans under the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) adopted prospectively for all employee and director awards granted, modified or settled after January 1, 2003, under the provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS 123. Effective at the beginning of the second quarter of 2005, the Company adopted SFAS No. 123(R), Share-Based Payment, (“SFAS 123(R)”) using the modified-prospective-transition method.

Total compensation expense recognized as a component of selling, general and administrative on the consolidated statements of operations for share-based compensation arrangements was $3,425, $2,431 and $1,953 for the years ended December 31, 2008, 2007 and 2006, respectively. There was no share-based compensation expense capitalized as inventory in 2008, 2007 or 2006.

Financial Instruments and Derivative Financial Instruments

Financial instruments, including derivative financial instruments, held by the Company include cash and cash equivalents, accounts receivable, accounts payable, long-term debt and foreign currency forward contracts. The carrying value of cash and cash equivalents, accounts receivable and accounts payable is considered to be representative of fair value because of the short maturity of these instruments. Refer to Note 9 of the Company’s consolidated financial statements for fair value disclosures of the Company’s fixed price commodity swap and foreign currency swap contracts.

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

Net Income (Loss) Per Share

Net income (loss) per share amounts for all periods is presented in accordance with SFAS No. 128, Earnings Per Share (“SFAS 128”), which requires the presentation of basic and diluted net income (loss) per share. Basic net income (loss) per share was computed by dividing net income (loss) by the weighted-average number of Common Shares outstanding for each respective period. Diluted net income per share was calculated by dividing net income by the weighted-average of all potentially dilutive Common Shares that were outstanding during the periods presented. For all periods in which the Company recognized a net loss the Company has recognized zero dilutive effect from securities as no anti-dilution is permitted under SFAS 128. Actual weighted-average shares outstanding used in calculating basic and diluted net income (loss) per share were as follows:

	For the Years Ended
	December 31,
	2008	2007	2006

Basic weighted-average shares outstanding	23,366,515	23,132,814	22,866,015
Effect of dilutive securities	-	415,669	195,870
Diluted weighted-average shares outstanding	23,366,515	23,548,483	23,061,885

Options not included in the computation of diluted net income (loss) per share to purchase 74,000, 89,500 and 599,850 Common Shares at an average price of $14.86, $14.61 and $12.17 per share were outstanding at December 31, 2008, 2007 and 2006, respectively. These outstanding options were not included in the computation of diluted net income (loss) per share because their respective exercise prices were greater than the average market price of Common Shares. These options were excluded from the computation of diluted earnings per share under the treasury stock method. In addition, the calculation of diluted earnings per share for the year ended December 31, 2008, would have included 123,750 shares for the assumed exercise of options under the Company’s share incentive plans, except that the Company was in a net loss position and no anti-dilution is permitted under SFAS 128.

As of December 31, 2008, 628,275 performance-based restricted shares were outstanding. These shares were not included in the computation of diluted net income per share because associated performance targets were not achieved as of December 31, 2008. These shares may or may not become dilutive based on the Company’s ability to meet or exceed future performance targets.

Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income (loss). Other comprehensive income (loss) includes foreign currency translation adjustments and gains and losses from certain foreign currency transactions, the effective portion of gains and losses on certain hedging activities, pension liability adjustments and unrealized gains and losses on available-for-sale marketable securities.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

The components of accumulated other comprehensive income (loss), as reported in the statement of consolidated shareholders’ equity as of December 31, net of tax were as follows:

	Currency Translation Adjustments	Pension Liability Adjustments	Unrealized Gain (Loss) on Marketable Securities	Unrealized Loss on Derivatives	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2006	$2,500	$(3,092)	$20	$-	$(572)
Current year change	6,025	1,625	(84)	-	7,566
Balance, December 31, 2006	8,525	(1,467)	(64)	-	6,994
Current year change	5,987	1,039	44	(37)	7,033
Balance, December 31, 2007	14,512	(428)	(20)	(37)	14,027
Current year change	(14,506)	(1,531)	(10)	(4,977)	(21,024)
Balance, December 31, 2008	$6	$(1,959)	$(30)	$(5,014)	$(6,997)

The tax effects related to each component of other comprehensive income (loss) were as follows:

	Before Tax Amount	Benefit / (Provision)	After-Tax Amount
2006
Foreign currency translation adjustments	$6,025	$-	$6,025
Pension liability adjustments	1,625	-	1,625
Unrealized loss on marketable securities	(129)	45	(84)
Other comprehensive income	$7,521	$45	$7,566

2007
Foreign currency translation adjustments	$5,987	$-	$5,987
Pension liability adjustments	1,039	-	1,039
Unrealized gain on marketable securities	68	(24)	44
Unrealized loss on derivatives	(57)	20	(37)
Other comprehensive income	$7,037	$(4)	$7,033

2008
Foreign currency translation adjustments	$(14,506)	$-	$(14,506)
Pension liability adjustments	(1,531)	-	(1,531)
Unrealized loss on marketable securities	(16)	6	(10)
Unrealized loss on derivatives	(4,977)	-	(4,977)
Other comprehensive loss	$(21,030)	$6	$(21,024)

At December 31, 2008 and 2007, the Company recorded valuation allowances of $675 and $407, respectively, which fully offset the deferred tax asset related to the accumulated pension liability adjustments.

Deferred Finance Costs

Deferred finance costs are being amortized over the life of the related financial instrument using the straight-line method. The annual amortization for the years ended December 31, 2008, 2007 and 2006 was $1,117, $1,318 and $1,379, respectively.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

Recently Issued Accounting Standards

New accounting standards to be implemented:

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS 157 was effective for financial assets and financial liabilities in years beginning after November 15, 2007 and for nonfinancial assests and liabilities in years beginning after November 15, 2008. The provisions of SFAS 157 were applied prospectively. The Company adopted SFAS 157 for financial assets and liabilities in 2008 with no material impact to the consolidated financial statements. The Company does not anticipate the adoption of SFAS 157 to nonfinancial assets and liabilities will have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). This standard improves reporting by creating greater consistency in the accounting and financial reporting of business combinations. Additionally, SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for financial statements issued for years beginning after December 15, 2008. Early adoption of this standard is prohibited. In the absence of any planned future business combinations, Management does not currently expect SFAS 141(R) to have a material impact on the Company’s financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). This standard improves the relevance, comparability and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way. Additionally, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS 160 is effective for financial statements issued for years beginning after December 15, 2008. Early adoption of this standard is prohibited. In the absence of any noncontrolling (minority) interests, management does not currently expect SFAS 160 to have a material impact on the Company’s financial condition or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard becomes effective on January 1, 2009. Earlier adoption of SFAS 161 and, separately, comparative disclosures for earlier periods at initial adoption are encouraged. As SFAS 161 only requires enhanced disclosures, this standard will have no impact on the Company’s financial position, results of operations or cash flows.

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

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

In May 2007, the FASB issued FASB Staff Position (“FSP”), Definition of Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”). FSP FIN 48-1 provides guidance on determining whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 was effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

Reclassifications

Certain prior period amounts have been reclassified to conform to their 2008 presentation in the consolidated financial statements.

3. Investments

PST Eletrônica S.A.

The Company has a 50% interest in PST Eletrônica S.A. (“PST”), a Brazilian electronic system provider focused on security and convenience applications primarily for the vehicle and motorcycle industry. The investment is accounted for under the equity method of accounting. The Company’s investment in PST was $31,021 and $29,663 at December 31, 2008 and 2007, respectively.

Condensed financial information for PST is as follows:

	December 31,
	2008	2007

Cash and cash equivalents	$5,678	$7,124
Accounts receivable, net	12,533	12,306
Inventories, net	21,091	20,114
Property, plant and equipment, net	18,379	16,865
Other assets	4,272	5,331
Total Assets	$61,953	$61,740

Current liabilities	$17,268	$25,569
Long-term liabilities	10,183	3,957
Equity of:
Stoneridge	17,251	16,107
Others	17,251	16,107
Total Liabilities and Equity	$61,953	$61,740

The difference between the Company’s carrying amount of its investment in PST and the Company’s underlying equity in the net assets of PST is primarily due to a net goodwill balance of $11.3 million at December 31, 2008 and 2007.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

	For the Years Ended
	December 31,
	2008	2007	2006

Net sales	$174,305	$133,039	$94,097
Cost of goods sold	$80,924	$61,575	$47,451

Total pre-tax income	$31,788	$25,152	$17,939
The Company's share of pre-tax income	$15,894	$12,576	$8,970

 Equity in earnings of PST included in the consolidated statements of operations was $12,788, $10,351 and $6,771 for the years ended December 31, 2008, 2007 and 2006, respectively. During 2008 and 2007, PST declared dividends payable to its joint venture partners, which included the Company. The Company received dividend payments from PST of $4,213 and $5,594 in 2008 and 2007, respectively, which decreased the Company’s investment in PST.

Minda Stoneridge Instruments Ltd.

The Company has a 49% interest in Minda Stoneridge Instruments Ltd. (“Minda”), a company based in India that manufactures electronics and instrumentation equipment for the motorcycle and commercial vehicle market. The investment is accounted for under the equity method of accounting. The Company’s investment in Minda was $4,808 and $4,547 at December 31, 2008 and 2007, respectively. Equity in earnings of Minda included in the consolidated statements of operations was $702, $542 and $354, for the years ended December 31, 2008, 2007 and 2006, respectively. The Company increased its ownership in Minda from 20% to 49% in 2006.

4. Long-Term Debt

Senior Notes

The Company had $183.0 million and $200.0 million of senior notes outstanding at December 31, 2008 and 2007, respectively. During 2008, the Company purchased and retired $17.0 million in face value of the senior notes. The $183.0 million senior notes bear interest at an annual rate of 11.50% and mature on May 1, 2012. The senior notes are redeemable, at the Company’s option, at 103.833% of the principal amount until April 30, 2009. The senior notes will remain redeemable at various levels until the maturity date. Interest is payable on May 1 and November 1 of each year. On July 1, 2002, the Company completed an exchange offer of the senior notes for substantially identical notes registered under the Securities Act of 1933. The senior notes do not contain financial covenants. The Company was in compliance with all non-financial covenants at December 31, 2008 and 2007.

Credit Facility

On November 2, 2007, the Company entered into an asset-based credit facility, which permits borrowing up to a maximum level of $100.0 million. At December 31, 2008 and 2007, there were no borrowings on this asset-based credit facility. The available borrowing capacity on this credit facility is based on eligible current assets, as defined. At December 31, 2008 and 2007, the Company had borrowing capacity of $57.7 million and $73.5 million, respectively, based on eligible current assets. The asset-based credit facility does not contain financial performance covenants; however, restrictions include limits on capital expenditures, operating leases and dividends. The asset-based credit facility expires on November 1, 2011. The credit facility provides that a commitment fee of 0.25% on the unused balance and that interest is payable monthly at either (i) the higher of the prime rate or the Federal Funds rate plus 0.50%, plus a margin of 0.00% to 0.25% or (ii) LIBOR plus a margin of 1.00% to 1.75%, depending upon the Company’s undrawn availability, as defined. The Company was in compliance with all covenants at December 31, 2008 and 2007.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

5. Income Taxes

The provision for income taxes included in the accompanying consolidated financial statements represents federal, state and foreign income taxes. The components of income (loss) before income taxes and the provision for income taxes consist of the following:

	For the Years Ended
	December 31,
	2008	2007	2006
Income (loss) before income taxes:
Domestic	$(52,320)	$9,186	$6,581
Foreign	1,545	14,038	13,058
Total income (loss) before income taxes	$(50,775)	$23,224	$19,639

Provision (benefit) for income taxes:
Current:
Federal	$(1,434)	$(55)	$(807)
State and foreign	1,947	2,785	3,176
Total current provision	513	2,730	2,369
Deferred:
Federal	47,590	3,450	2,175
State and foreign	(1,351)	373	582
Total deferred provision	46,239	3,823	2,757
Total provision for income taxes	$46,752	$6,553	$5,126

A reconciliation of the Company’s effective income tax rate to the statutory federal tax rate is as follows:

	For the Years Ended
	December 31,
	2008		2007	2006

Statutory U.S. federal income tax rate	(35.0	) %	35.0%	35.0%
State income taxes, net of federal tax benefit	(1.8)		(1.0)	0.8
Tax credits	(2.0)		(4.0)	(5.6)
Tax benefit for export sales	-		-	(1.4)
Foreign rate differential	(4.4)		(10.9)	(8.9)
Reduction of income tax accruals	(1.2)		(2.4)	(4.5)
Foreign deemed dividends, net of foreign tax credits	1.8		1.8	4.5
Reduction (increase) of deferred taxes	(2.8)		1.3	-
Valuation allowances	129.2		7.4	4.1
Non-deductible goodwill	9.0		-	-
Other	(0.7)		1.0	2.1
Effective income tax rate	92.1%		28.2%	26.1%

The increase in the effective tax rate for 2008 was attributable to the recording of a valuation allowance against our domestic deferred tax assets. Pursuant to the accounting guidance, this valuation allowance was recorded based on our domestic pre-tax losses for the period 2006-2008 including the goodwill impairment charge.

Unremitted earnings of foreign subsidiaries were $24,155, $22,451 and $16,703 as of December 31, 2008, 2007 and 2006, respectively. Because these earnings have been indefinitely reinvested in foreign operations, no provision has been made for U.S. income taxes. It is impracticable to determine the amount of unrecognized deferred taxes with respect to these earnings; however, foreign tax credits may be available to reduce U.S. income taxes in the event of a distribution.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

Significant components of the Company’s deferred tax assets and (liabilities) as of December 31, 2008 and 2007 are as follows:

	2008	2007

Deferred tax assets:
Inventories	$1,606	$2,028
Employee benefits	2,568	1,942
Insurance	1,306	1,029
Depreciation and amortization	35,735	28,244
Net operating loss carryforwards	32,169	17,430
General business credit carryforwards	8,550	6,670
Reserves not currently deductible	7,204	8,814
Gross deferred tax assets	89,138	66,157
Less: Valuation allowance	(82,379)	(16,020)
Deferred tax assets less valuation allowance	6,759	50,137

Deferred tax liabilities:
Depreciation and amortization	(4,293)	(5,404)
Other	(7,973)	(8,541)
Gross deferred tax liabilities	(12,266)	(13,945)

Net deferred tax asset (liability)	$(5,507)	$36,192

The valuation allowance represents the amount of tax benefit related to U.S., state and foreign net operating losses, credits and other deferred tax assets. Recording this valuation allowance for accounting purposes will have no impact on our ability to utilize the U.S. net operating losses and credits to offset future U.S. taxable income. The Company believes that it will ultimately generate sufficient U.S. taxable income during the remaining tax loss and credit carry forward periods in order to realize substantially all of the benefits of the net operating losses and credits before they expire.

The Company has deferred tax assets for net operating loss carry forwards of $0 net of a valuation allowance of $32,169. The net operating losses relate to U.S. federal, state and foreign tax jurisdictions. The U.S. net operating losses expire beginning in 2025 through 2028, the state net operating losses expire at various times and the foreign net operating losses have indefinite expiration dates. The Company has a deferred tax asset for general business credit carry forwards of $646 net of a valuation allowance of $7,904. The U.S. federal general business credit carry forwards expire beginning in 2021 through 2028 and the state tax credits expire at various times.

The Company recognized a provision for income taxes of $46,752, or 92.1% of pre-tax loss, and $6,553, or 28.2% of pre-tax income, for federal, state and foreign income taxes for the years ended December 31, 2008 and 2007, respectively. The increase in the effective tax rate for 2008 was primarily attributable to the recording of a valuation allowance against our domestic deferred tax assets. Due to a goodwill impairment charge the Company was in a pre-tax cumulative loss position for the period 2006-2008. Additionally, the effective tax rate was unfavorably impacted by the costs incurred to restructure our United Kingdom operations. Since we do not believe that the related tax benefit of those losses will be realized, a valuation allowance was recorded against the foreign deferred tax assets associated with those foreign losses. Finally, offsetting the impact of the current year valuation allowances, the effective tax rate was favorably impacted by a combination of audit settlements, successful litigation and the expiration of certain statutes of limitation.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

FIN 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109

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

The following is a reconciliation of the Company’s total gross unrecognized tax benefits, from adoption, to December 31, 2008:

	2008	2007

Balance at January 1	$4,618	$4,731

Tax positions related to the current year:
Additions	362	357
Tax positions related to the prior years:
Additions	-	272
Reductions	(84)	(655)

Settlements	(1,683)	-
Expiration of statutes of limitation	(614)	(87)

Balance at December 31	$2,599	$4,618

The liability for uncertain tax benefits is classified as a non-current liability unless it is expected to be paid within one year. At December 31, 2008 the Company has classified $798 as a current liability and $1,802 as a reduction to non-current deferred income tax assets. Through a combination of anticipated state audit settlements and the expiration of certain statutes of limitation, the amount of unrecognized tax benefits could decrease by approximately $75 within the next 12 months. Management is currently unaware of issues under review that could result in a significant change or a material deviation in this estimate.

If the Company’s tax positions are sustained by the taxing authorities in favor of the Company, approximately $2,468 would affect the Company’s effective tax rate.

Consistent with historical financial reporting, the Company has elected to classify interest expense and, if applicable, penalties which could be assessed related to unrecognized tax benefits as a component of income tax expense. For the years ended December 31, 2008 and 2007, the Company recognized approximately $(246) and $(149) of gross interest and penalties, respectively. The Company has accrued approximately $426 and $672 for the payment of interest and penalties at December 31, 2008 and December 31, 2007, respectively.

The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. The following table summarizes the open tax years for each important jurisdiction:

Jurisdiction	Open Tax Years
U.S. Federal	2005-2008
France	2004-2008
Mexico	2003-2008
Spain	2004-2008
Sweden	2003-2008
United Kingdom	2004-2008

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

6. Operating Lease Commitments

The Company leases equipment, vehicles and buildings from third parties under operating lease agreements.

The Estate of the late D.M. Draime, former Chairman of the Board of Directors, owned 50% of Hunters Square, Inc. (“HSI”), an Ohio corporation, which owns Hunters Square, an office complex and shopping mall located in Warren, Ohio. The estate sold its investment in HSI in 2007. The Company leases office space in Hunters Square. The Company pays all maintenance, tax and insurance costs related to the operation of the office. Lease payments made by the Company to HSI were $342 in 2007 and 2006. The Company believes the terms of the lease were no less favorable to it than would be the terms of a third-party lease.

For the years ended December 31, 2008, 2007 and 2006, lease expense totaled $7,206, $7,114 and $6,691, respectively.

Future minimum operating lease commitments at December 31, 2008 are as follows:

2009	$5,122
2010	3,744
2011	2,777
2012	2,115
2013	2,029
Thereafter	4,916
Total	$20,703

7. Share-Based Compensation Plans

In October 1997, the Company adopted a Long-Term Incentive Plan (“Incentive Plan”). The Company reserved 2,500,000 Common Shares for issuance to officers and other key employees under the Incentive Plan. Under the Incentive Plan, as of December 31, 2008, the Company granted cumulative options to purchase 1,594,500 Common Shares to management with exercise prices equal to the fair market value of the Company’s Common Shares on the date of grant. The options issued cliff-vest from one to five years after the date of grant and have a contractual life of 10 years. In addition, the Company has also issued 1,553,125 restricted Common Shares under the Incentive Plan, of which 814,250 are time-based with either graded or cliff vesting using the straight-line method while the remaining 738,875 restricted Common Shares are performance-based. Restricted Common Shares awarded under the Incentive Plan entitle the shareholder to all the rights of Common Share ownership except that the shares may not be sold, transferred, pledged, exchanged, or otherwise disposed of during the vesting period. The Incentive Plan expired on June 30, 2007.

In April 2006, the Company’s shareholders approved the Amended and Restated Long-Term Incentive Plan (the "2006 Plan"). There are 1,500,000 Common Shares reserved for awards under the 2006 Plan of which the maximum number of Common Shares which may be issued subject to Incentive Stock Options is 500,000. Under the 2006 Plan, as of December 31, 2008, the Company has issued 418,700 restricted Common Shares, of which 194,900 are time-based with cliff- vesting using the straight-line method and 223,800 are performance based.

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

In 2007 and 2008, pursuant to the Incentive Plan, the Company granted time-based restricted shares and performance-based restricted shares. The time-based restricted Common Share awards cliff-vest three years after the grant date. The performance-based restricted Common Share awards vest and are no longer subject to forfeiture upon the recipient remaining an employee of the Company for three years from date of grant and upon achieving certain net income per share targets established by the Company.

In April 2005, the Company adopted the Directors’ Restricted Shares Plan (“Director Share Plan”). The Company reserved 300,000 Common Shares for issuance under the Director Share Plan. Under the Director Share Plan, the Company has cumulatively issued 173,900 restricted Common Shares. Shares issued under the Director Share Plan during 2008 and 2007 will cliff vest one year after the grant date.

Options

A summary of option activity under the plans noted above as of December 31, 2008, and changes during the years ended are presented below:

	Share Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term

Outstanding at December 31, 2007	288,750	$10.57
Expired	(3,500)	10.39
Exercised	(87,500)	9.01
Outstanding and Exercisable at December 31, 2008	197,750	11.26	3.74

There were no options granted during the years ended December 31, 2008, 2007 and 2006 and all outstanding options have vested.

The intrinsic value of options outstanding and exercisable is the difference between the fair market value of the Company’s Common Shares on the applicable date (“Measurement Value”) and the exercise price of those options that had an exercise price that was less than the Measurement Value. The intrinsic value of options exercised is the difference between the fair market value of the Company’s Common Shares on the date of exercise and the exercise price. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $471, $482 and $176, respectively.

As of December 31, 2008 and 2007, the aggregate intrinsic value of both outstanding and exercisable options was $15 and $62, respectively. The total fair value of options that vested during the years ended December 31, 2006 was $115. Prior to 2006, all outstanding option grants had vested, and therefore, the number of exercisable and outstanding options is equal.

Restricted Shares

The fair value of the non-vested time-based restricted Common Share awards was calculated using the market value of the shares on the date of issuance. The weighted-average grant-date fair value of time-based restricted Common Shares granted during the years ended December 31, 2008, 2007 and 2006 was $10.81, $12.00 and $7.79, respectively.

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

A summary of the status of the Company’s non-vested restricted Common Shares as of December 31, 2008 and the changes during the year then ended, are presented below:

	Time-Based Awards		Performance-Based Awards
Non-vested Restricted Common Shares	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value

Non-vested at December 31, 2007	503,824	$9.76	490,050	$9.78
Granted	238,100	10.81	223,800	10.77
Vested	(106,510)	9.53	(21,756)	6.25
Forfeited	(9,153)	10.79	(63,819)	9.01
Non-vested at December 31, 2008	626,261	10.18	628,275	10.33

As of December 31, 2008, total unrecognized compensation cost related to non-vested time-based restricted Common Share awards granted was $2,394. That cost is expected to be recognized over a weighted-average period of 0.49 years. For the years ended December 31, 2008, 2007 and 2006, the total fair value of time-based restricted Common Share awards vested was $1,366, $1,541 and $1,064, respectively.

As of December 31, 2008, total unrecognized compensation cost related to non-vested performance-based restricted Common Share awards granted was $944. That cost is expected to be recognized over a weighted-average period of 0.54 years. As noted above, the Company has issued and outstanding performance-based restricted Common Share awards that use different performance targets. The awards that use net income per share as the performance target will not be expensed until it is probable that the Company will meet the underlying performance condition. However, the awards that measure performance against a peer group are expensed even if the market condition is not met.

Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2008, 2007 and 2006 was $575, $1,409 and $301, respectively. The actual tax benefit realized for the tax deductions from the vesting of restricted Common Shares and option exercises of the share-based payment arrangements totaled $731, $360 and $176 for the years ended December 31, 2008, 2007 and 2006, respectively.

8. Employee Benefit Plans

The Company has certain defined contribution profit sharing and 401(k) plans covering substantially all of its employees in the United States and United Kingdom. Company contributions are generally discretionary; however, a portion of these contributions is based upon a percentage of employee compensation, as defined in the plans. The Company’s policy is to fund all benefit costs accrued. For the years ended December 31, 2008, 2007 and 2006, expenses related to these plans amounted to $2,743, $3,800 and $3,556, respectively.

The Company has a single defined benefit pension plan that covers certain employees in the United Kingdom. As of December 31, 2003, employees covered under the United Kingdom defined benefit pension plan no longer accrue benefits related to future service and wage increases.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

The following table sets forth the benefit obligation, fair value of plan assets, and the funded status of the Company’s defined benefit pension plan; amounts recognized in the Company’s financial statements; and the principal weighted average assumptions used:

	2008	2007

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$22,301	$22,681
Service cost	128	140
Interest cost	1,154	1,180
Actuarial gain	(2,730)	(1,281)
Benefits paid	(1,118)	(820)
Settlement	(861)	-
Translation adjustments	(5,254)	401
Projected benefit obligation at end of year	$13,620	$22,301

Change in plan assets:
Fair value of plan assets at beginning of year	$20,946	$20,056
Actual return on plan assets	(3,628)	1,100
Employer contributions	238	260
Benefits paid	(1,118)	(820)
Settlement	(696)	-
Translation adjustments	(4,533)	350
Fair value of plan assets at end of year	$11,209	$20,946

Accumulated benefit obligation at end of year	$13,620	$22,301
Funded status at end of year	(2,411)	(1,355)

Amounts recognized in the consolidated balance sheet consist of:
Accrued liabilities	(2,411)	(1,355)

	2008	2007
Weighted average assumptions used to determine benefit obligation at December 31:
Discount rate	6.70%	5.80%
Rate of increase to pensions in payment	3.30%	3.30%
Rate of future price inflation	2.90%	3.20%
Measurement date	12/31/08	12/31/07

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	5.80%	5.15%
Expected long-term return on plan assets	6.10%	7.00%
Rate of increase to pensions in payment	3.30%	3.00%
Rate of future price inflation	2.90%	2.90%
Measurement date	12/31/08	12/31/07

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

In the year ended December 31, 2006, the Company adopted the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). Prior to the adoption of SFAS 158, the Company’s accumulated benefit obligations and projected benefit obligations were equal, therefore upon adoption, there was no significant impact on the Company’s consolidated statement of financial position as of December 31, 2008. In addition, the provisions of SFAS 158 require the Company to disclose costs recognized in other comprehensive income (loss) for the period pursuant and the amortization amounts to be recognized in the next year, which are shown in the following tables:

In the year ended December 31, 2008, the Company’s only change in plan assets and benefit obligations recognized in other comprehensive income (loss) was a result of net actuarial losses incurred in 2008 for $2,034. The Company recognized $2,016 in net periodic pension cost and other comprehensive income (loss) for 2008.

No net amortization on actuarial gains or losses will be recognized in the next year.

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

Components of net periodic pension cost (benefit) are as follows:

	For the Years Ended
	December 31,
	2008	2007	2006

Service cost	$128	$140	$92
Interest cost	1,154	1,180	994
Expected return on plan assets	(1,300)	(1,420)	(1,086)
Amortization of actuarial loss	-	80	258
Net periodic cost (benefit)	$(18)	$(20)	$258

The Company’s defined benefit pension plan fair value weighted-average asset allocations at December 31, 2008 and 2007 by asset category are as follows:

	2008	2007

Asset Category:
Equity securities	69%	74%
Debt securities	30	25
Other	1	1
Total	100%	100%

The Company’s target asset allocation, with a permitted range of ± 7.50%, as of December 31, 2008, by asset category, is as follows:

Asset Category:
Equity securities	75%
Debt securities	25%

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

The Company expects to contribute $190 to its defined benefit pension plan in 2009. The following pension payments are expected to be paid:

2009	$731
2010	760
2011	789
2012	818
2013	848
2014 to 2018	4,749

9. Fair Value of Financial Instruments

Financial Instruments

 A financial instrument is cash or a contract that imposes an obligation to deliver, or conveys a right to receive cash or another financial instrument. The carrying values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. The estimated fair value of the Company’s senior notes (fixed rate debt) at December 31, 2008 and 2007, per quoted market sources, was $124.4 million and $199.2 million, respectively. The carrying value at December 31, 2008 and 2007 was $183.0 million and $200.0 million, respectively.

 Derivative Instruments and Hedging Activities

 We make use of derivative instruments in foreign exchange and commodity price hedging programs. Derivatives currently in use are foreign currency forward contracts and commodity swaps. These contracts are used strictly for hedging and not for speculative purposes. Management believes that its use of these instruments to reduce risk is in the Company’s best interest.

 The Company conducts business internationally and therefore is exposed to foreign currency exchange risk. The Company uses derivative financial instruments, including foreign currency forward contracts as cash flow hedges, to mitigate its exposure to fluctuations in foreign currency exchange rates by reducing the effect of such fluctuations on foreign currency denominated intercompany transactions and other foreign currency exposures. The principal currencies hedged by the Company include the British pound and Mexican peso. In certain instances, the foreign currency forward contracts are marked to market, with gains and losses recognized in the Company’s consolidated statement of operations as a component of other expense (income), net. The Company’s foreign currency forward contracts substantially offset gains and losses on the underlying foreign currency denominated transactions. In addition, the Company’s contracts intended to reduce exposure to the Mexican peso were executed to hedge forecasted transactions, and therefore the contracts are accounted for as cash flow hedges. The effective portion of the unrealized gain or loss is deferred and reported in the Company’s consolidated balance sheets as a component of accumulated other comprehensive income (loss). The Company’s expectation is that the cash flow hedges will be highly effective in the future. The effectiveness of the transactions has been and will be measured on an ongoing basis using regression analysis.

The Company’s foreign currency forward contracts have a notional value of $8,762 and $8,551 at December 31, 2008 and 2007, respectively. The purpose of these investments is to reduce exposure related to the Company’s British pound-denominated receivables. For the year ended December 31, 2008, the Company recognized a $2,219 gain related to these contracts in the consolidated statement of operations as a component of other expense (income), net. The British pound foreign currency hedge expires on January 2, 2009. At December 31, 2008 and 2007, the Company also used forward currency contracts to reduce the exposure related to the Company’s Mexican peso-denominated receivables. In 2008, the Company entered into foreign currency option contracts to reduce the risk of exposures to the Mexican peso. The Company’s foreign currency option contracts expire monthly throughout 2009.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

To mitigate the risk of future price volatility and, consequently, fluctuations in gross margins, the Company has entered into fixed price commodity swaps with a bank to fix the cost of copper purchases. In December 2007, we entered into a fixed price swap contract for 1.0 million pounds of copper, which expired on December 31, 2008. In September 2008, we entered into a fixed price swap contract for 1.4 million pounds of copper, which will last from January 2009 to December 2009. Because these contracts were executed to hedge forecasted transactions, the contracts are accounted for as cash flow hedges. The unrealized gain or loss for the effective portion of the hedge is deferred and reported in the Company’s consolidated balance sheets as a component of accumulated other comprehensive income (loss). The Company deems these cash flow hedges to be highly effective. The effectiveness of the transactions has been and will be measured on an ongoing basis using regression analysis. For the year ended December 31, 2008, the Company recognized a net $180 gain related to these contracts in the consolidated statement of operations as a component of cost of goods sold.

The following table presents the Company’s financial instruments that are carried at fair value:

	December 31, 2008			December 31,
		Fair Value Estimated Using		2007
	Fair Value	Level 1 inputs(1)	Level 2 inputs(2)	Fair Value

Financial assets carried at fair value

Available for sale security	$252	$252	$-	$269
Forward currency contracts	2,101	-	2,101	(28)

Total financial assets carried at fair value	$2,353	$252	$2,101	$241

Financial liabilities carried at fair value

Forward currency contracts	$2,930	$-	$2,930	$-
Commodity hedge contracts	2,104	-	2,104	(57)

Total financial liabilities carried at fair value	$5,034	$-	$5,034	$(57)

(1)
Fair values estimated using Level 1 inputs, which consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. The available for sale security is an equity security that is publically traded.

(2)
Fair values estimated using Level 2 inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly and include among other things, quoted prices for similar assets or liabilities in markets that are active or inactive as well as inputs other than quoted prices that are observable. For foreign currency and commodity contracts, inputs include foreign currency exchange rates and commodity indexes.

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

Industrial Development Associates LP (“IDA”). The Company owned a 30% interest in IDA, a Maryland limited partnership. In addition, Earl L. Linehan, a member of Stoneridge’s Board of Directors owns an interest in IDA and the Estate of D.M. Draime (D.M. Draime was Chairman of the Board of Directors until his death in July 2006) owned an interest in IDA. IDA is a real estate development company of certain commercial properties in Mebane, North Carolina. Stoneridge previously leased a facility from IDA.

On December 29, 2006, the Company entered into a Partnership Interest Purchase Agreement (the “Purchase Agreement”) with Heritage Real Estate Fund V, LLC, a Maryland limited liability company (“Heritage”). Pursuant to the Purchase Agreement, on December 29, 2006, Stoneridge sold its 30% general partnership interest in IDA to Heritage for $1,035 in cash and recognized a gain of $1,627 that is included in the consolidated statement of operations as a component of other expense (income), net. The transaction price was determined by the average of two independent appraisals.

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

On October 29, 2007, the Company announced restructuring initiatives to improve manufacturing efficiency and cost position by ceasing manufacturing operations at its Sarasota, Florida and Mitcheldean, United Kingdom locations. In the third quarter of 2008, the Company announced restructuring initiatives in our Canton, Massachusetts, location. In the fourth quarter of 2008, the Company announced restructuring initiatives in our Orebro, Sweden and Tallinn, Estonia locations as well as additional initiatives in our Canton, Massachusetts location. These activities are part of the Company’s cost reduction initiatives. In connection with these initiatives, the Company recorded restructuring charges of $15,382 and $1,027 in the Company’s consolidated statement of operations for the years ended December 31, 2008 and 2007, respectively. Restructuring expenses that were general and administrative in nature were included in the Company’s consolidated statement of operations as part of restructuring charges, while the remaining restructuring related charges were included in cost of goods sold.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

The expenses related to the restructuring initiatives that belong to the Electronics reportable segment include the following:

	Severance Costs	Contract Termination Costs	Other Associated Costs	Total
Total expected restructuring charges	$3,298	$1,305	$2,504	$7,107
2007 charge to expense	$468	$-	$103	$571
Cash payments	-	-	(103)	(103)
Accrued balance at December 31, 2007	468	-	-	468
2008 charge to expense	2,830	1,305	2,401	6,536
Cash payments	(2,767)	-	(2,221)	(4,988)
Accrued balance at December 31, 2008	$531	$1,305	$180	$2,016
Remaining expected restructuring charge	$-	$-	$-	$-

The expenses related to the restructuring initiatives that belong to the Control Devices reportable segment include the following:

	Severance Costs	Other Associated Costs	Total
Total expected restructuring charges	$2,878	$6,897	$9,775
2007 charge to expense	$357	$99	$456
Cash payments	-	-	-
Accrued balance at December 31, 2007	357	99	456
2008 charge to expense	2,521	6,325	8,846
Cash payments	(1,410)	(6,024)	(7,434)
Accrued balance at December 31, 2008	$1,468	$400	$1,868
Remaining expected restructuring charge	$-	$473	$473

All restructuring charges, except for asset-related charges, result in cash outflows. Severance costs relate to a reduction in workforce. Contract termination costs represent costs associated with long-term lease obligations that were cancelled as part of the restructuring initiatives. Other associated costs include premium direct labor, inventory and equipment move costs, relocation expense, increased inventory carrying cost and miscellaneous expenditures associated with exiting business activities. No fixed-asset impairment charges were incurred because assets were transferred to other locations for continued production.

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

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

The accounting policies of the Company’s reportable segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.” The Company’s management evaluates the performance of its reportable segments based primarily on revenues from external customers, capital expenditures and income (loss) before income taxes. Inter-segment sales are accounted for on terms similar to those to third parties and are eliminated upon consolidation.

A summary of financial information by reportable segment is as follows:

	For the Years Ended
	December 31,
Net Sales	2008	2007	2006
Electronics	$520,936	$441,717	$442,427
Intersegment sales	12,392	16,955	14,505
Electronics net sales	533,328	458,672	456,932

Control Devices	231,762	285,403	266,272
Intersegment sales	4,276	4,576	5,671
Control Devices net sales	236,038	289,979	271,943

Eliminations	(16,668)	(21,531)	(20,176)
Total consolidated net sales	$752,698	$727,120	$708,699

Income (Loss) Before Income Taxes
Electronics	$38,713	$20,692	$20,882
Control Devices	(78,858)	15,825	13,987
Other corporate activities	10,078	8,676	6,392
Corporate interest expense	(20,708)	(21,969)	(21,622)
Total consolidated income (loss) before income taxes	$(50,775)	$23,224	$19,639

Depreciation and Amortizaton
Electronics	$12,189	$13,392	$10,564
Control Devices	14,130	14,823	15,191
Corporate activities	80	288	425
Total consolidated depreciation and amortization (A)	$26,399	$28,503	$26,180

Interest Expense (Income), net
Electronics	$(117)	$(203)	$130
Control Devices	(16)	(7)	(8)
Corporate activities	20,708	21,969	21,622
Total consolidated interest expense, net	$20,575	$21,759	$21,744

Capital Expenditures
Electronics	$11,374	$8,777	$13,522
Control Devices	13,306	8,699	12,191
Corporate activities	(107)	665	182
Total consolidated capital expenditures	$24,573	$18,141	$25,895

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

	December 31,
Total Assets	2008	2007	2006
Electronics	$183,574	$214,119	$213,715
Control Devices	98,608	180,785	187,004
Corporate (B)	239,425	282,695	266,117
Eliminations	(139,170)	(149,830)	(165,029)
Total consolidated assets	$382,437	$527,769	$501,807

(A)	These amounts represent depreciation and amortization on fixed and certain intangible assets.
(B)	Assets located at Corporate consist primarily of cash, fixed assets, deferred taxes and equity investments.

The following table presents net sales and non-current assets for the geographic areas in which the Company operates:

	For the Years Ended
	December 31,
Net Sales	2008	2007	2006
North America	$557,990	$522,730	$541,479
Europe and other	194,708	204,390	167,220
Total consolidated net sales	$752,698	$727,120	$708,699

	December 31,
Non-Current Assets	2008	2007	2006
North America	$110,507	$204,556	$215,429
Europe and other	17,339	21,854	32,346
Total non-current assets	$127,846	$226,410	$247,775

14. Guarantor Financial Information

Our senior notes are fully and unconditionally guaranteed, jointly and severally, by each of the Company’s existing and future domestic wholly-owned subsidiaries (Guarantor Subsidiaries). The Company’s non-U.S. subsidiaries do not guarantee the senior notes (Non-Guarantor Subsidiaries).

Presented below are summarized condensed consolidating financial statements of the Parent (which includes certain of the Company’s operating units), the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the Company on a consolidated basis, as of December 31, 2008 and December 31, 2007 and for each of the three years ended December 31, 2008, 2007 and 2006.

These summarized condensed consolidating financial statements are prepared under the equity method. Separate financial statements for the Guarantor Subsidiaries are not presented based on management’s determination that they do not provide additional information that is material to investors. Therefore, the Guarantor Subsidiaries are combined in the presentation below.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

	December 31, 2008
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS

Current Assets:
Cash and cash equivalents	$55,237	$27	$37,428	$-	$92,692
Accounts receivable, net	51,274	15,888	29,373	-	96,535
Inventories, net	28,487	10,927	15,386	-	54,800
Prepaid expenses and other	(304,638)	301,387	12,320	-	9,069
Deferred income taxes, net of valuation allowance	-	-	1,495	-	1,495
Total current assets	(169,640)	328,229	96,002	-	254,591

Long-Term Assets:
Property, plant and equipment, net	50,458	24,445	12,798	-	87,701
Other Assets:
Investments and other, net	38,984	319	842	-	40,145
Investment in subsidiaries	407,199	-	-	(407,199)	-
Total long-term assets	496,641	24,764	13,640	(407,199)	127,846
Total Assets	$327,001	$352,993	$109,642	$(407,199)	$382,437

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$23,778	$13,652	$13,289	$-	$50,719
Accrued expenses and other	21,429	5,065	16,991	-	43,485
Total current liabilities	45,207	18,717	30,280	-	94,204

Long-Term Liabilities:
Long-term debt	183,000	-	-	-	183,000
Deferred income taxes	3,873	41	3,088	-	7,002
Other liabilities	3,163	360	2,950	-	6,473
Total long-term liabilities	190,036	401	6,038	-	196,475

Shareholders' Equity	91,758	333,875	73,324	(407,199)	91,758

Total Liabilities and Shareholders’ Equity	$327,001	$352,993	$109,642	$(407,199)	$382,437

Supplemental condensed consolidating financial statements (continued):

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

	December 31, 2007
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS

Current Assets:
Cash and cash equivalents	$48,705	$255	$46,964	$-	$95,924
Accounts receivable, net	53,456	26,798	42,034	-	122,288
Inventories, net	25,472	12,637	19,283	-	57,392
Prepaid expenses and other	(293,632)	294,298	15,260	-	15,926
Deferred income taxes, net of valuation allowance	3,152	4,591	2,086	-	9,829
Total current assets	(162,847)	338,579	125,627	-	301,359

Long-Term Assets:
Property, plant and equipment, net	48,294	25,632	18,826	-	92,752
Other Assets:
Goodwill	44,585	20,591	-	-	65,176
Investments and other, net	38,783	331	340	-	39,454
Deferred income taxes, net of valuation allowance	33,169	(2,843)	(1,298)	-	29,028
Investment in subsidiaries	438,271	-	-	(438,271)	-
Total long-term assets	603,102	43,711	17,868	(438,271)	226,410
Total Assets	$440,255	$382,290	$143,495	$(438,271)	$527,769

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$20,924	$19,533	$28,916	$-	$69,373
Accrued expenses and other	12,546	9,198	25,454	-	47,198
Total current liabilities	33,470	28,731	54,370	-	116,571

Long-Term Liabilities:
Long-term debt	200,000	-	-	-	200,000
Deferred income taxes	-	-	2,665	-	2,665
Other liabilities	596	393	1,355	-	2,344
Total long-term liabilities	200,596	393	4,020	-	205,009
Shareholders' Equity	206,189	353,166	85,105	(438,271)	206,189
Total Liabilities and Shareholders’ Equity	$440,255	$382,290	$143,495	$(438,271)	$527,769

Supplemental condensed consolidating financial statements (continued):

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

	For the Year Ended December 31, 2008
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$409,577	$185,747	$255,153	$(97,779)	$752,698

Costs and Expenses:
Cost of goods sold	339,871	147,154	194,301	(94,915)	586,411
Selling, general and administrative	54,012	31,636	53,779	(2,864)	136,563
(Gain) Loss on sale of property, plant and equipment, net	(6)	21	(586)	-	(571)
Goodwill impairment charge	44,585	20,590	-	-	65,175
Restructuring charges	3,675	824	3,892	-	8,391

Operating Income (Loss)	(32,560)	(14,478)	3,767	-	(43,271)

Interest expense (income), net	21,468	-	(893)	-	20,575
Other income, net	(12,648)	-	(423)	-	(13,071)
Equity deficit from subsidiaries	10,887	-	-	(10,887)	-

Income (Loss) Before Income Taxes	(52,267)	(14,478)	5,083	10,887	(50,775)

Provision for income taxes	45,260	-	1,492	-	46,752

Net Income (Loss)	$(97,527)	$(14,478)	$3,591	$10,887	$(97,527)

	For the Year Ended December 31, 2007
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net Sales	$345,212	$205,384	$256,357	$(79,833)	$727,120

Costs and Expenses:
Cost of goods sold	286,419	160,501	189,624	(77,147)	559,397
Selling, general and administrative	55,050	31,543	49,801	(2,686)	133,708
Gain on sale of property, plant and equipment, net	(392)	(1,318)	-	-	(1,710)
Restructuring charges	458	-	468	-	926

Operating Income	3,677	14,658	16,464	-	34,799

Interest expense (income), net	23,058	-	(1,299)	-	21,759
Other expense (income), net	(10,545)	-	361	-	(10,184)
Equity earnings from subsidiaries	(28,673)	-	-	28,673	-

Income Before Income Taxes	19,837	14,658	17,402	(28,673)	23,224

Provision for income taxes	3,166	17	3,370	-	6,553

Net Income	$16,671	$14,641	$14,032	$(28,673)	$16,671

Supplemental condensed consolidating financial statements (continued):

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

	For the Year Ended December 31, 2006
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net Sales	$352,050	$223,332	$219,870	$(86,553)	$708,699

Costs and Expenses:
Cost of goods sold	304,042	167,707	161,870	(83,826)	549,793
Selling, general and administrative	51,493	34,877	40,895	(2,727)	124,538
(Gain) Loss on sale of property, plant and equipment, net	(1,312)	4	5	-	(1,303)
Restructuring charges	368	224	16	-	608

Operating Income (Loss)	(2,541)	20,520	17,084	-	35,063

Interest expense (income), net	22,366	-	(622)	-	21,744
Other expense (income), net	(7,919)	(291)	1,890	-	(6,320)
Equity earnings from subsidiaries	(32,998)	-	-	32,998	-

Income Before Income Taxes	16,010	20,811	15,816	(32,998)	19,639

Provision for income taxes	1,497	15	3,614	-	5,126

Net Income	$14,513	$20,796	$12,202	$(32,998)	$14,513

Supplemental condensed consolidating financial statements (continued):

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

	For the Year Ended December 31, 2008
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$37,167	$4,889	$400	$-	$42,456

INVESTING ACTIVITIES:
Capital expenditures	(14,679)	(5,121)	(4,773)	-	(24,573)
Proceeds from sale of fixed assets	275	4	1,373	-	1,652
Business acquisitions and other	-	-	(980)	-	(980)
Net cash used for investing activities	(14,404)	(5,117)	(4,380)	-	(23,901)

FINANCING ACTIVITIES:
Repayments of long-term debt	(17,000)	-	-	-	(17,000)
Share-based compensation activity, net	1,322	-	-	-	1,322
Other financing costs	(553)	-	-	-	(553)
Net cash used for financing activities	(16,231)	-	-	-	(16,231)

Effect of exchange rate changes on cash and cash equivalents	-	-	(5,556)	-	(5,556)
Net change in cash and cash equivalents	6,532	(228)	(9,536)	-	(3,232)
Cash and cash equivalents at beginning of period	48,705	255	46,964	-	95,924
Cash and cash equivalents at end of period	$55,237	$27	$37,428	$-	$92,692

	For the Year Ended December 31, 2007
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by (used for) operating activities	$20,239	$(505)	$14,091	$(300)	$33,525

INVESTING ACTIVITIES:
Capital expenditures	(9,034)	(3,895)	(5,212)	-	(18,141)
Proceeds from sale of fixed assets	7,663	4,643	9	-	12,315
Net cash (used for) provided by investing activities	(1,371)	748	(5,203)	-	(5,826)

FINANCING ACTIVITIES:
Repayments of long-term debt	-	-	(300)	300	-
Share-based compensation activity, net	2,119	-	-	-	2,119
Other financing costs	(1,219)	-	-	-	(1,219)
Net cash provided by (used for) financing activities	900	-	(300)	300	900

Effect of exchange rate changes on cash and cash equivalents	-	-	1,443	-	1,443
Net change in cash and cash equivalents	19,768	243	10,031	-	30,042
Cash and cash equivalents at beginning of period	28,937	12	36,933	-	65,882
Cash and cash equivalents at end of period	$48,705	$255	$46,964	$-	$95,924

Supplemental condensed consolidating financial statements (continued):

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

	For the Year Ended December 31, 2006
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$10,415	$5,603	$42,241	$(11,719)	$46,540

INVESTING ACTIVITIES:
Capital expenditures	(12,412)	(5,619)	(7,864)	-	(25,895)
Proceeds from sale of fixed assets	2,266	-	-	-	2,266
Proceeds from sale of partnership interest	1,153	-	-	-	1,153
Business acquisitions and other	(1,476)	245	(6)	(896)	(2,133)
Net cash used for investing activities	(10,469)	(5,374)	(7,870)	(896)	(24,609)

FINANCING ACTIVITIES:
Borrowings (repayments) of long-term debt	2,426	-	(14,189)	11,719	(44)
Share-based compensation activity, net	1,337	-	(1,036)	-	301
Shareholder distributions	10,854	-	(10,854)	-	-
Other financing costs	6,620	(264)	(7,402)	896	(150)
Net cash provided by (used for) financing activities	21,237	(264)	(33,481)	12,615	107

Effect of exchange rate changes on cash and cash equivalents	-	-	3,060	-	3,060
Net change in cash and cash equivalents	21,183	(35)	3,950	-	25,098
Cash and cash equivalents at beginning of period	7,754	47	32,983	-	40,784
Cash and cash equivalents at end of period	$28,937	$12	$36,933	$-	$65,882

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

15. Unaudited Quarterly Financial Data

The following is a summary of quarterly results of operations for 2008 and 2007:

	Quarter Ended
	Dec. 31	Sept. 30	Jun. 30	Mar. 31
	(in millions, except per share data)

2008
Net sales	$158.0	$178.4	$213.2	$203.1
Gross profit	29.8	35.3	49.4	51.8
Goodwill impairment charge	(65.2)	-	-	-
Operating income (loss)	(69.1)	0.9	10.8	14.1
Provision for income taxes	36.7	0.9	4.1	5.1
Net income (loss)	(108.4)	(0.4)	4.7	6.5
Earnings per share:
Basic (A)	(4.63)	(0.02)	0.20	0.28
Diluted (A)	(4.63)	(0.02)	0.20	0.28

	Quarter Ended
	Dec. 31	Sept. 30	Jun. 30	Mar. 31
2007
Net sales	$185.5	$172.8	$183.8	$185.0
Gross profit	48.1	37.9	38.9	42.8
Goodwill impairment charge	-	-	-	-
Operating income	13.0	5.2	6.9	9.7
Provision for income taxes	4.3	0.4	0.7	1.2
Net income	6.5	2.6	2.7	4.9
Earnings per share:
Basic (A)	0.28	0.11	0.12	0.21
Diluted (A)	0.28	0.11	0.11	0.21

(A)	Earnings per share for the year may not equal the sum of the four historical quarters earnings per share due to changes in basic and diluted shares outstanding.

STONERIDGE, INC. AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs	Balance at End of Period

Accounts receivable reserves:
Year ended December 31, 2006	$4,562	$1,877	$(1,196)	$5,243
Year ended December 31, 2007	5,243	905	(1,412)	4,736
Year ended December 31, 2008	4,736	151	(683)	4,204

	Balance at Beginning of Period	Net additions charged to income	Exchange rate fluctuations and other items	Balance at End of Period

Valuation allowance for deferred tax assets:
Year ended December 31, 2006	$18,172	$795	$(1,587)	$17,380
Year ended December 31, 2007	17,380	(1,104)	(256)	16,020
Year ended December 31, 2008	16,020	66,271	88	82,379

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

There has been no disagreement between the management of the Company and its independent auditors on any matter of accounting principles or practices of financial statement disclosures, or auditing scope or procedure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). In evaluating the Company’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Under the supervision and with the participation of our management, including the principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2008. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Stoneridge, Inc. and Subsidiaries

We have audited Stoneridge Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Stoneridge Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Stoneridge, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stoneridge, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 of Stoneridge, Inc. and Subsidiaries and our report dated March 11, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio
March 11, 2009

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 regarding our directors is incorporated by reference to the information under the sections and subsections entitled, “Proposal One: Election of Directors,” “Nominating and Corporate Governance Committee,” “Audit Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Guidelines” contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 4, 2009. The information required by this Item 10 regarding our executive officers appears as a Supplementary Item in Item 1 under Part I hereof.

Item 11. Executive Compensation.

The information required by this Item 11 is incorporated by reference to the information under the sections and subsections “Compensation Committee,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Executive Compensation” contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 4, 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 (other than the information required by Item 201(d) of Regulation S-K which is set forth below) is incorporated by reference to the information under the heading “Security Ownership of Certain Beneficial Owners and Management” contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 4, 2009.

In October 1997, we adopted a Long-Term Incentive Plan for our employees, which expired on June 30, 2007. In May 2002, we adopted a Director Share Option Plan for our directors. In April 2005, we adopted a Directors’ Restricted Shares Plan. In April 2006, we adopted an amended and restated Long-Term Incentive Plan. Our shareholders approved each plan. Equity compensation plan information, as of December 31, 2008, is as follows:

	Number of Securities to be Issued Upon the Exercise of Outstanding Share Options	Weighted-Average Exercise Price of Outstanding Share Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (1)

Equity compensation plans approved by shareholders	197,750	$11.26	1,208,000

Equity compensation plans not approved by shareholders	-	$-	-

(1) Excludes securities reflected in the first column, “Number of securities to be issued upon the exercise of outstanding share options.” Also excludes 1,224,686 restricted Common Shares issued and outstanding to key employees pursuant to the Company’s Long-Term Incentive Plan and 43,200 restricted Common Shares issued and outstanding to directors under the Directors’ Restricted Shares Plan as of December 31, 2008.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated by reference to the information under the sections and subsections “Transactions with Related Persons” and “Director Independence” contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 4, 2009.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 is incorporated by reference to the information under the sections and subsections “Service Fees Paid to Independent Registered Accounting Firm” and “Pre-Approval Policy” contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 4, 2009.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Form 10-K.

Page in Form 10-K
(1) Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	35
Consolidated Balance Sheets as of December 31, 2008 and 2007	36
Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006	37
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006	38
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2008, 2007 and 2006	39
Notes to Consolidated Financial Statements	40

(2) Financial Statement Schedule:
Schedule II – Valuation and Qualifying Accounts	71

(3) Exhibits:
See the List of Exhibits on the Index to Exhibits following the signature page.

(b) The exhibits listed on the Index to Exhibits are filed as part of or incorporated by reference into this report.

(c)	Additional Financial Statement Schedules.

 None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONERIDGE, INC.

Date: March 9, 2009	/s/ GEORGE E. STRICKLER
George E. Strickler
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 9, 2009	/s/ JOHN C. COREY
John C. Corey President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: March 9, 2009	/s/ WILLIAM M. LASKY
William M. Lasky Chairman of the Board of Directors

Date: March 9, 2009	/s/ JEFFREY P. DRAIME
Jeffrey P. Draime Director

Date: March 9, 2009	/s/ SHELDON J. EPSTEIN
Sheldon J. Epstein Director

Date: March 9, 2009	/s/ DOUGLAS C. JACOBS
Douglas C. Jacobs Director

Date: March 9, 2009	/s/ KIM KORTH
Kim Korth Director

Date: March 9, 2009	/s/ EARL L. LINEHAN
Earl L. Linehan Director

INDEX TO EXHIBITS

Exhibit Number	Exhibit

3.1	Second Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-33285)).

3.2	Amended and Restated Code of Regulations of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 333-33285)).

4.1	Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

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

10.2	Form of Tax Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (No. 333-33285)).

10.11	Directors’ Share Option Plan (incorporated by reference to Exhibit 4 of the Company’s Registration Statement on Form S-8 (No. 333-96953)).

10.12	Form of Long-Term Incentive Plan Share Option Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.13	Form of Directors’ Share Option Plan Share Option Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.14	Form of Long-Term Incentive Plan Restricted Shares Grant Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.15	Director’s Restricted Shares Plan (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (No. 333-127017)).

10.16	Form of Director’s Restricted Shares Plan Agreement, (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.17
Form of Long-Term Incentive Plan Restricted Shares Grant Agreement including Performance and Time-Based Restricted Shares (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.18	Amendment to Restricted Shares Grant Agreement (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.19	Employment Agreement between the Company and John C. Corey (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 10-Q filed on May 8, 2006).

10.20	Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 28, 2006).

10.21	Outside Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 26, 2006).

10.22	Employees’ Deferred Compensation Plan (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on July 26, 2006).

10.23	Form of 2006 Restricted Shares Grant Agreement (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on July 26, 2006).

Exhibit Number	Exhibit

10.24	Form of 2006 Directors’ Restricted Shares Grant Agreement (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on July 26, 2006).

10.25	Annual Incentive Plan approved by Company’s Board of Directors (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on November 2, 2006).

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

10.30	Amended and Restated Change in Control Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2007).

10.31	Amendment Employment Agreement between Stoneridge, Inc. and John C. Corey, filed herewith.

10.32	Amended and Restated Change in Control Agreement, filed herewith.

14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

21.1	Principal Subsidiaries and Affiliates of the Company, filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm, filed herewith.

23.2	Consent of Independent Registered Public Accounting Firm, filed herewith.

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.1	Financial Statements of PST Eletrônica S.A., filed herewith.