Form 10-Q
period 2009-03-31
STONERIDGE INC
filed 2009-05-08
CIK 1043337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                              ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                   ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes ☒ No

The number of Common Shares, without par value, outstanding as of April 24, 2009 was 25,177,981.

STONERIDGE, INC. AND SUBSIDIARIES

INDEX

		Page No.

PART I–FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2009 and December 31, 2008	2
	Condensed Consolidated Statements of Operations (Unaudited) For the Three Months Ended March 31, 2009 and March 31, 2008	3
	Condensed Consolidated Statements of Cash Flows (Unaudited) For the Three Months Ended March 31, 2009 and March 31, 2008	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27

PART II–OTHER INFORMATION

Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Submission of Matters to a Vote of Security Holders	28
Item 5.	Other Information	28
Item 6.	Exhibits	28

Signatures		29
Index to Exhibits		30
EX – 10.1
EX – 10.2
EX – 31.1
EX – 31.2
EX – 32.1
EX – 32.2

PART I–FINANCIAL INFORMATION

Item 1.  Financial Statements.

STONERIDGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	March 31,	December 31,
	2009	2008
ASSETS

Current Assets:
Cash and cash equivalents	$89,177	$92,692
Accounts receivable, less reserves of $4,274 and $4,204, respectively	86,124	96,535
Inventories, net	48,158	54,800
Prepaid expenses and other	12,273	9,069
Deferred income taxes, net of valuation allowance	1,548	1,495
Total current assets	237,280	254,591

Long-Term Assets:
Property, plant and equipment, net	85,712	87,701
Other Assets:
Investments and other, net	39,687	40,145
Total long-term assets	125,399	127,846
Total Assets	$362,679	$382,437

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$43,226	$50,719
Accrued expenses and other liabilities	46,715	43,485
Total current liabilities	89,941	94,204

Long-Term Liabilities:
Long-term debt	183,000	183,000
Deferred income taxes	4,573	7,002
Other liabilities	6,457	6,473
Total long-term liabilities	194,030	196,475

Shareholders' Equity:
Preferred Shares, without par value, authorized 5,000 shares, none issued	-	-
Common Shares, without par value, authorized 60,000 shares, issued 25,286 and 24,772 shares and outstanding 25,178 and 24,665 shares, respectively, with no stated value	-	-
Additional paid-in capital	158,233	158,039
Common Shares held in treasury, 108 and 107 shares, respectively, at cost	(129)	(129)
Retained deficit	(70,735)	(59,155)
Accumulated other comprehensive loss	(8,661)	(6,997)
Total shareholders' equity	78,708	91,758
Total Liabilities and Shareholders' Equity	$362,679	$382,437

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2009	2008

Net Sales	$121,085	$203,070

Costs and Expenses:
Cost of goods sold	101,810	151,253
Selling, general and administrative	27,077	36,282
Restructuring charges	958	1,422

Operating Income (Loss	(8,760)	14,113

Interest expense, net	5,497	5,372
Equity in earnings of investees	(575)	(3,819)
Loss on early extinguishment of debt	-	499
Other expense, net	6	402

Income (Loss) Before Income Taxes	(13,688)	11,659

Provision (benefit) for income taxes	(2,108)	5,112

Net Income (Loss	$(11,580)	$6,547

Basic net income (loss) per share	$(0.49)	$0.28
Basic weighted average shares outstanding	23,464	23,286

Diluted net income (loss) per share	$(0.49)	$0.28
Diluted weighted average shares outstanding	23,464	23,647

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2009	2008
OPERATING ACTIVITIES:

Net income (loss)	$(11,580)	$6,547
Adjustments to reconcile net income (loss) to net cash provided by operating activities -
Depreciation	5,061	7,287
Amortization	239	433
Deferred income taxes	(2,506)	3,656
Equity in earnings of investees	(575)	(3,819)
Loss (gain) on sale of fixed assets	2	(8)
Share-based compensation expense	564	1,081
Changes in operating assets and liabilities -
Accounts receivable, net	9,424	(12,189)
Inventories, net	6,055	(8,103)
Prepaid expenses and other	(402)	(2,560)
Other assets	3	23
Accounts payable	(7,236)	5,690
Accrued expenses and other	2,149	10,585
Net cash provided by operating activities	1,198	8,623

INVESTING ACTIVITIES:

Capital expenditures	(3,945)	(5,513)
Proceeds from sale of fixed assets	92	36
Business acquisitions and other	-	(1,061)
Net cash used for investing activities	(3,853)	(6,538)

FINANCING ACTIVITIES:

Repayments of long-term debt	-	(11,000)
Share-based compensation activity, net	-	42
Premiums related to early extinguishment of debt	-	(358)
Net cash used for financing activities	-	(11,316)

Effect of exchange rate changes on cash and cash equivalents	(860)	1,580

Net change in cash and cash equivalents	(3,515)	(7,651)

Cash and cash equivalents at beginning of period	92,692	95,924

Cash and cash equivalents at end of period	$89,177	$88,273

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

(1)  Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Stoneridge, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”).  The information furnished in these condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the Commission’s rules and regulations.  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2008.

The Company has reclassified the presentation of certain prior-period information to conform to the current presentation.

(2)  Inventories

Inventories are valued at the lower of cost or market.  Cost is determined by the last-in, first-out (“LIFO”) method for approximately 71% and 72% of the Company’s inventories at March 31, 2009 and December 31, 2008, respectively, and by the first-in, first-out (“FIFO”) method for all other inventories.  Inventory cost includes material, labor and overhead.  Inventories consist of the following:

	March 31,	December 31,
	2009	2008

Raw materials	$30,072	$32,981
Work-in-progress	5,029	8,876
Finished goods	16,632	15,890
Total inventories	51,733	57,747
Less: LIFO reserve	(3,575)	(2,947)
Inventories, net	$48,158	$54,800

 (3)  Fair Value of Financial Instruments

Financial Instruments

A financial instrument is cash or a contract that imposes an obligation to deliver, or conveys a right to receive cash or another financial instrument.  The carrying values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of fair value because of the short maturity of these instruments.  The estimated fair value of the Company’s senior notes (fixed rate debt) at March 31, 2009 and December 31, 2008, per quoted market sources, was $143.7 million and $124.4 million, respectively.  The carrying value was $183.0 million as of March 31, 2009 and December 31, 2008.

Derivative Instruments and Hedging Activities

Effective January 1, 2009, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, which expands the quarterly and annual disclosure requirements about our derivative instruments and hedging activities.  The adoption of SFAS 161 did not have an impact on the Company’s financial position, results of operations or cash flows.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

We make use of derivative instruments in foreign exchange and commodity price hedging programs.  Derivatives currently in use are foreign currency forward contracts and commodity swaps.  These contracts are used strictly for hedging and not for speculative purposes.  They are used to mitigate uncertainty and volatility and to cover underlying exposures.  Management believes that its use of these instruments to reduce risk is in the Company’s best interest.  The counterparties to these financial instruments are financial institutions with strong credit ratings.

The Company conducts business internationally and therefore is exposed to foreign currency exchange risk.  The Company uses derivative financial instruments as cash flow hedges to mitigate its exposure to fluctuations in foreign currency exchange rates by reducing the effect of such fluctuations on foreign currency denominated intercompany transactions and other foreign currency exposures.  The currencies hedged by the Company include the British pound and Mexican peso.  In certain instances, the foreign currency forward contracts are marked to market, with gains and losses recognized in the Company’s condensed consolidated statement of operations as a component of other expense, net.  The Company’s foreign currency forward contracts substantially offset gains and losses on the underlying foreign currency denominated transactions.  As of March 31, 2009 and December 31, 2008, the Company held foreign currency forward contracts to reduce the exposure related to the Company’s British pound-denominated intercompany receivables.  These contracts expire in April 2009.  For the three months ended March 31, 2009, the Company recognized a $2,247 loss related to the British pound contract in the condensed consolidated statement of operations as a component of other expense, net.  The Company also holds contracts intended to reduce exposure to the Mexican peso.  These contracts were executed to hedge forecasted transactions, and therefore the contracts are accounted for as cash flow hedges.  These Mexican peso-denominated foreign currency option contracts expire monthly throughout 2009.  The effective portion of the unrealized gain or loss is deferred and reported in the Company’s condensed consolidated balance sheets as a component of accumulated other comprehensive loss.  The Company’s expectation is that the cash flow hedges will be highly effective in the future.  The effectiveness of the transactions has been and will be measured on an ongoing basis using regression analysis.

To mitigate the risk of future price volatility and, consequently, fluctuations in gross margins, the Company has entered into fixed price commodity swaps with a financial institution to fix the cost of copper purchases.   In December 2007, we entered into a fixed price swap contract for 1.0 million pounds of copper, which expired on December 31, 2008.  In September 2008, we entered into a fixed price swap contract for 1.4 million pounds of copper, which cover the period from January 2009 to December 2009.  Because these contracts were executed to hedge forecasted transactions, the contracts are accounted for as cash flow hedges.  The unrealized gain or loss for the effective portion of the hedge is deferred and reported in the Company’s condensed consolidated balance sheets as a component of accumulated other comprehensive loss. The Company deems these cash flow hedges to be highly effective.  The effectiveness of the transactions has been and will be measured on an ongoing basis using regression analysis.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

The notional amounts and fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

			Prepaid expenses		Accrued expenses and
	Notional amounts[1]		and other assets		other liabilities
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2009	2008	2009	2008	2009	2008
Derivatives designated as hedging instruments under SFAS 133:
Forward currency contracts	$26,418	$35,457	$-	$-	$2,669	$2,930
Commodity contracts	3,063	4,085	-	-	1,127	2,104
	29,481	39,542	-	-	3,796	5,034

Derivatives not designated as hedging instruments under SFAS 133:
Forward currency contracts	6,583	8,762	-	2,101	16	-
Total derivatives	$36,064	$48,304	$-	$2,101	$3,812	$5,034

1 - Notional amounts represent the gross contract / notional amount of the derivatives outstanding.

Amounts recorded in accumulated other comprehensive loss in Equity and in net loss for the three months ended March 31, 2009 were as follows:

	Amount of gain recorded in accumulated other comprehensive loss	Amount of loss reclassified from accumulated other comprehensive loss into net loss	Location of loss reclassified from accumulated other comprehensive loss into net loss
Derivatives designated as cash flow hedges
Forward currency contracts	$261	$-
Commodity contracts	977	(477)	Cost of goods sold
	$1,238	$(477)

These derivatives will be reclassified from other comprehensive loss to the consolidated statement of operations over the next twelve months.

Statement of Financial Accounting Standard No. 157, Fair Value Measurements

Effective January 1, 2009, we adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) as it relates to nonfinancial assets and nonfinancial liabilities measured on a non-recurring basis.  We adopted SFAS 157 for financial assets and financial liabilities on January 1, 2008.  SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements.  The adoption of SFAS 157 did not have a material impact on our fair value measurements.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

The following table presents our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

	March 31, 2009			December 31,
		Fair Value Estimated Using		2008
	Fair Value	Level 1 inputs(1)	Level 2 inputs(2)	Fair Value

Financial assets carried at fair value

Available for sale security	$169	$169	$-	$252
Forward currency contracts	-	-	-	2,101

Total financial assets carried at fair value	$169	$169	$-	$2,353

Financial liabilities carried at fair value

Forward currency contracts	$2,685	$-	$2,685	$2,930
Commodity hedge contracts	1,127	-	1,127	2,104

Total financial liabilities carried at fair value	$3,812	$-	$3,812	$5,034

(1)
Fair values estimated using Level 1 inputs, which consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.  The available for sale security is an equity security that is publically traded.

(2)
Fair values estimated using Level 2 inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly and include among other things, quoted prices for similar assets or liabilities in markets that are active or inactive as well as inputs other than quoted prices that are observable.  For forward currency and commodity hedge contracts, inputs include foreign currency exchange rates and commodity indexes.

Available for sale securities are valued using a market approach based on the quoted market prices of identical instruments when available or other observable inputs such as trading prices of identical instruments in active markets.  Our foreign currency forward contracts are valued using an income approach based on the present value of the forward rate less the contract rate multiplied by the notional amount.  Commodity swaps are valued using an income approach based on the present value of the commodity index prices less the contract rate multiplied by the notional amount.

(4)  Share-Based Compensation

Total compensation related expense for share-based compensation arrangements recognized in the condensed consolidated statements of operations as a component of selling, general and administrative expenses was $564 and $1,081 for the three months ended March 31, 2009 and 2008, respectively.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

(5)  Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and disclosure of comprehensive income (loss).

The components of comprehensive income (loss), net of tax are as follows:

	Three Months Ended
	March 31,
	2009	2008

Net income (loss)	$(11,580)	$6,547
Other comprehensive income (loss):
Currency translation adjustments	(2,890)	3,816
Pension liability adjustments	42	(9)
Unrealized loss on marketable securities	(54)	(17)
Unrealized gain on derivatives	1,238	518
Total other comprehensive income (loss)	(1,664)	4,308
Comprehensive income (loss)	$(13,244)	$10,855

Accumulated other comprehensive income (loss), net of tax is comprised of the following:

	March 31,	December 31,
	2009	2008

Foreign currency translation adjustments	$(2,884)	$6
Pension liability adjustments	(1,917)	(1,959)
Unrealized loss on marketable securities	(84)	(30)
Unrecognized loss on derivatives	(3,776)	(5,014)
Accumulated other comprehensive loss	$(8,661)	$(6,997)

6)  Long-Term Debt

Senior Notes

The Company had $183.0 million of senior notes outstanding at March 31, 2009 and December 31, 2008.  During the quarter ended March 31, 2008, the Company purchased and retired $11.0 million in face value of the senior notes.  The outstanding senior notes bear interest at an annual rate of 11.50% and mature on May 1, 2012.  The senior notes are redeemable, at the Company’s option, at 103.833% until April 30, 2009.  The senior notes will remain redeemable at various levels until the maturity date.   Interest is payable on May 1 and November 1 of each year.  The senior notes do not contain financial covenants.  The Company was in compliance with all non-financial covenants at March 31, 2009 and December 31, 2008.

Credit Facility

On November 2, 2007, the Company entered into an asset-based credit facility, which permits borrowing up to a maximum level of $100.0 million.  At March 31, 2009 and December 31, 2008, there were no borrowings on this asset-based credit facility (the “credit facility”).  The available borrowing capacity on this credit facility is based on eligible current assets, as defined.  At March 31, 2009 and December 31, 2008, the Company had borrowing capacity of $56.3 million and $57.7 million, respectively based on eligible current assets.  The credit facility does not contain financial performance covenants; however, restrictions include limits on capital expenditures, operating leases and dividends.  The credit facility expires on November 1, 2011, and requires a commitment fee of 0.25% on the unused balance.  Interest is payable monthly at either (i) the higher of the prime rate or the Federal Funds rate plus 0.50%, plus a margin of 0.00% to 0.25% or (ii) LIBOR plus a margin of 1.00% to 1.75%, depending upon the Company’s undrawn availability, as defined.  The Company was in compliance with all covenants at March 31, 2009 and December 31, 2008.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

On April 24, 2009 and April 29, 2009, the Company entered into Amendment No. 1 and Amendment No. 2 (the “amendments”), respectively to the credit facility.  These amendments were necessary for the Company to participate in the United States Department of Treasury Auto Supplier Program, which is discussed within Note 16, Subsequent Events.  These amendments had no impact on the significant terms of the credit facility.

(7)  Net Income (Loss) Per Share

Basic net income (loss) per share was computed by dividing net income (loss) by the weighted-average number of Common Shares outstanding for each respective period.  Diluted net income per share was calculated by dividing net income (loss) by the weighted-average of all potentially dilutive Common Shares that were outstanding during the periods presented.  For all periods in which the Company recognized a net loss the Company has recognized zero dilutive effect from securities as no anti-dilution is permitted under SFAS No. 128, Earnings Per Share.

Actual weighted-average shares outstanding used in calculating basic and diluted net income (loss) per share are as follows:

	Three Months Ended
	March 31,
	2009	2008

Basic weighted-average shares outstanding	23,463,578	23,285,848
Effect of dilutive securities	-	360,828
Diluted weighted-average shares outstanding	23,463,578	23,646,676

Options not included in the computation of diluted net income (loss) per share to purchase 195,750 and 167,750 Common Shares at an average price of $10.22 and $13.12 per share were outstanding at March 31, 2009 and March 31, 2008, respectively.  These outstanding options were not included in the computation of diluted net income (loss) per share because their respective exercise prices were greater than the average market price of Common Shares.  These options were excluded from the computation of diluted earnings per share under the treasury stock method.

As of March 31, 2009, 628,275 performance-based restricted shares were outstanding.  These shares were not included in the computation of diluted net loss per share because not all vesting conditions were achieved as of March 31, 2009.  These shares may or may not become dilutive based on the Company’s ability to meet or exceed future performance targets.

(8)  Restructuring

On October 29, 2007, the Company announced restructuring initiatives to improve manufacturing efficiency and cost position by ceasing manufacturing operations at its Sarasota, Florida and Mitcheldean, United Kingdom locations.  In the third quarter of 2008, the Company announced restructuring initiatives in our Canton, Massachusetts, location. In the fourth quarter of 2008, the Company announced restructuring initiatives in our Orebro, Sweden and Tallinn, Estonia locations as well as additional initiatives in our Canton, Massachusetts location.  In response to the depressed conditions in the North American and European commercial vehicle and automotive markets, the Company began additional restructuring initiatives in our Juarez, Mexico, Tallinn, Estonia and Canton, Massachusetts locations during the first quarter of 2009.  In connection with these initiatives, the Company recorded restructuring charges of $982 and $2,520 in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2009 and 2008, respectively.  Restructuring expenses that were general and administrative in nature were included in the Company’s condensed consolidated statement of operations as part of restructuring charges, while the remaining restructuring related charges were included in cost of goods sold.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

The expenses related to the restructuring initiatives that belong to the Electronics reportable segment included the following:

	Severance Costs	Contract Termination Costs	Other Associated Costs	Total

Total expected restructuring charges	$4,064	$1,397	$2,504	$7,965

2007 charge to expense	$468	$-	$103	$571
Cash payments	-	-	(103)	(103)

Accrued balance at December 31, 2007	468	-	-	468

2008 charge to expense	2,830	1,305	2,401	6,536
Cash payments	(2,767)	-	(2,221)	(4,988)

Accrued balance at December 31, 2008	531	1,305	180	2,016

First quarter 2009 charge to expense	369	92	-	461
Cash Payments	(732)	(93)	(180)	(1,005)

Accrued Balance at March 31, 2009	$168	$1,304	$-	$1,472

Remaining expected restructuring charge	$397	$-	$-	$397

The expenses related to the restructuring initiatives that belong to the Control Devices reportable segment included the following:

	Severance Costs	Other Associated Costs	Total (A)

Total expected restructuring charges	$3,375	$6,449	$9,824

2007 charge to expense	$357	$99	$456
Cash payments	-	-	-

Accrued balance at December 31, 2007	357	99	456

2008 charge to expense	2,521	6,325	8,846
Cash payments	(1,410)	(6,024)	(7,434)

Accrued balance at December 31, 2008	1,468	400	1,868

First quarter 2009 charge to expense	497	25	522
Cash Payments	(1,740)	(25)	(1,765)

Accrued Balance at March 31, 2009	$225	$400	$625

Remaining expected restructuring charge	$-	$-	$-

(A)	Total expected restructuring charges does not include the expected gain from the future sale of the Company’s Sarasota, Florida, facility.

          All restructuring charges result in cash outflows.  Severance costs relate to a reduction in workforce.  Contract termination costs represent costs associated with long-term lease obligations that were cancelled as part of the restructuring initiatives.  Other associated costs include premium direct labor, inventory and equipment move costs, relocation expense, increased inventory carrying cost and miscellaneous expenditures associated with exiting business activities.  No fixed-asset impairment charges were incurred because assets were transferred to other locations for continued production.

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

The following provides a reconciliation of changes in product warranty and recall liability for the three months ended March 31, 2009 and 2008:

	2009	2008

Product warranty and recall at beginning of period	$5 ,527	$5,306
Accruals for products shipped during period	468	841
Aggregate changes in pre-existing liabilities due to claims developments	7	664
Settlements made during the period (in cash or in kind	(1,264)	(617)
Product warranty and recall at end of period	$4,738	$6,194

(10)  Employee Benefit Plans

The Company has a single defined benefit pension plan that covers certain employees in the United Kingdom.  The components of net periodic cost (benefit) cost under the defined benefit pension plan are as follows:

	Three Months Ended
	March 31,
	2009	2008

Service cost	$14	$35
Interest cost	219	316
Expected return on plan assets	(165)	(361)
Amortization of actuarial loss	42	-
Net periodic benefit cost (benefit)	$110	$(10)

The Company expects to contribute $94 to its defined benefit pension plan in 2009.  Of this amount, contributions of $30 have been made to the pension plan as of March 31, 2009.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

(11)  Income Taxes

The Company recognized a provision (benefit) from income taxes of $(2,108), or 15.4% of pre-tax loss, and $5,112, or 43.9% of pre-tax income, for federal, state and foreign income taxes for the three months ended March 31, 2009 and 2008, respectively.  As reported at December 31, 2008, the Company is in a cumulative loss position and provides a valuation allowance offsetting federal, state and certain foreign deferred tax assets. As a result, a tax benefit is not be provided for losses incurred during the first quarter of 2009, for federal, state and certain foreign jurisdictions. The inability to recognize a tax benefit for these losses and other deferred tax assets had a significant impact on our effective tax rate as well as the comparability of the current quarter effective tax rate to prior periods, in which the Company had not recorded a federal valuation allowance.  The difference in the effective tax rate for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, was primarily attributable to the federal valuation allowance provided against the domestic loss recognized during the three months ended March 31, 2009 offset by recording a tax benefit related to current period losses in certain foreign jurisdictions in which it is more likely than not that the benefit of those losses will be realized in the current year. Additionally, the effective tax rate for the three months ended March 31, 2008 was negatively affected by the valuation allowance that was required to be recorded during 2008 related to the restructuring expenses incurred in connection with certain United Kingdom operations.

 (12)  Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”).  This standard improves reporting by creating greater consistency in the accounting and financial reporting of business combinations.  Additionally, SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.  SFAS 141(R) became effective for the Company on January 1, 2009.  The adoption of SFAS 141(R) did not have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”).  This standard improves the relevance, comparability and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way.  Additionally, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions.  SFAS 160 became effective for the Company on January 1, 2009.  The adoption of SFAS 160 did not have an impact on the Company’s financial position, results of operations or cash flows.

In December 2008, the FASB issued Staff Position 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FAS 132(R)-1”).  FAS 132(R)-1 requires entities to provide enhanced disclosures about how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period, and significant concentrations of risk within plan assets.  FAS 132(R)-1 is effective for the Company beginning with its year ending December 31, 2009.  The Company is currently assessing the potential impacts, if any, on its consolidated financial statements.

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

The accounting policies of the Company’s reportable segments are the same as those described in Note 2, “Summary of Significant Accounting Policies” of the Company’s December 31, 2008 Form 10-K.  The Company’s management evaluates the performance of its reportable segments based primarily on net sales from external customers, capital expenditures and income (loss) before income taxes.  Inter-segment sales are accounted for on terms similar to those to third parties and are eliminated upon consolidation.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

A summary of financial information by reportable segment is as follows:
	Three Months Ended
	March 31,
	2009	2008
Net Sales
Electronics	$82,771	$133,216
Inter-segment sales	1,858	3,743
Electronics net sales	84,629	136,959

Control Devices	38,314	69,854
Inter-segment sales	709	1,320
Control Devices net sales	39,023	71,174

Eliminations	(2,567)	(5,063)
Total consolidated net sales	$121,085	$203,070

Income (Loss) Before Income Taxes
Electronics	$(2,206)	$12,991
Control Devices	(7,020)	2,076
Other corporate activities	1,015	1,907
Corporate interest expense	(5,477)	(5,315)
Total consolidated income (loss) before income taxes	$(13,688)	$11,659

Depreciation and Amortization
Electronics	$2,212	$3,516
Control Devices	2,789	3,829
Corporate activities	60	(6)
Total consolidated depreciation and amortization (A)	$5,061	$7,339

Interest Expense (Income), net
Electronics	$21	$57
Control Devices	(1)	-
Corporate activities	5,477	5,315
Total consolidated interest expense, net	$5,497	$5,372

Capital Expenditures
Electronics	$1,510	$1,771
Control Devices	1,935	3,694
Corporate activities	500	48
Total consolidated capital expenditures	$3,945	$5,513

	March 31,	December 31,
	2009	2008
Total Assets
Electronics	$169,202	$183,574
Control Devices	95,995	98,608
Corporate (B)	236,622	239,425
Eliminations	(139,140)	(139,170)
Total consolidated assets	$362,679	$382,437

(A)	These amounts exclude the amortization of deferred financing costs.
(B)	Assets located at Corporate consist primarily of cash, fixed assets, deferred income taxes and equity investments.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

The following table presents net sales and non-current assets for each of the geographic areas in which the Company operates:

	Three Months Ended
	March 31,
	2009	2008
Net Sales
North America	$99,230	$147,198
Europe and other	21,855	55,872
Total consolidated net sales	$121,085	$203,070

	March 31,	December 31,
	2009	2008
Non-Current Assets
North America	$108,632	$110,507
Europe and other	16,767	17,339
Total consolidated non-current assets	$125,399	$127,846

(14)  Investments

PST Eletrônica S.A.

The Company has a 50% equity interest in PST Eletrônica S.A. (“PST”), a Brazilian electronic system provider focused on security and convenience applications primarily for the vehicle and motorcycle industry.  The investment is accounted for under the equity method of accounting.  The Company’s investment in PST was $31,364 and $31,021 at March 31, 2009 and December 31, 2008, respectively.

Condensed financial information for PST is as follows:

	Three Months Ended
	March 31,
	2009	2008

Revenues	$21,400	$43,946
Cost of sales	$11,051	$21,048

Total pre-tax income	$1,260	$8,763
The Company's share of pre-tax income	$630	$4,382

Equity in earnings of PST included in the condensed consolidated statements of operations was $603 and $3,594 for the three months ended March 31, 2009 and 2008, respectively.

Minda Stoneridge Instruments Ltd.

The Company has a 49% interest in Minda Stoneridge Instruments Ltd. (“Minda”), a company based in India that manufactures electronics and instrumentation equipment for the motorcycle and commercial vehicle market.  The investment is accounted for under the equity method of accounting.  The Company’s investment in Minda was $4,367 and $4,808 at March 31, 2009 and December 31, 2008, respectively.  Equity in earnings (loss) of Minda included in the condensed consolidated statements of operations was $(28) and $225, for the three months ended March 31, 2009 and 2008, respectively.

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

Presented below are condensed consolidating financial statements of the Parent (which includes certain of the Company’s operating units), the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the Company on a condensed consolidated basis as of March 31, 2009 and December 31, 2008 and for each of the three months ended March 31, 2009 and 2008, respectively.

These summarized condensed consolidating financial statements are prepared under the equity method.  Separate financial statements for the Guarantor Subsidiaries are not presented based on management’s determination that they do not provide additional information that is material to investors.  Therefore, the Guarantor Subsidiaries are combined in the presentations on the subsequent pages.
	March 31, 2009
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS

Current Assets:
Cash and cash equivalents	$47,123	$186	$41,868	$-	$89,177
Accounts receivable, net	47,532	17,329	21,263	-	86,124
Inventories, net	24,983	9,403	13,772	-	48,158
Prepaid expenses and other	(301,816)	298,104	15,985	-	12,273
Deferred income taxes, net of valuation allowance	-	-	1,548	-	1,548
Total current assets	(182,178)	325,022	94,436	-	237,280

Long-Term Assets:
Property, plant and equipment, net	50,155	23,510	12,047	-	85,712
Other Assets:
Investments and other, net	38,648	233	806	-	39,687
Investment in subsidiaries	398,036	-	-	(398,036)	-
Total long-term assets	486,839	23,743	12,853	(398,036)	125,399
Total Assets	$304,661	$348,765	$107,289	$(398,036)	$362,679

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$19,019	$12,668	$11,539	$-	$43,226
Accrued expenses and other	18,156	5,846	22,713	-	46,715
Total current liabilities	37,175	18,514	34,252	-	89,941

Long-Term Liabilities:
Long-term debt	183,000	-	-	-	183,000
Deferred income taxes	2,648	-	1,925	-	4,573
Other liabilities	3,130	360	2,967	-	6,457
Total long-term liabilities	188,778	360	4,892	-	194,030

Shareholders' Equity	78,708	329,891	68,145	(398,036)	78,708

Total Liabilities and Shareholders' Equity	$304,661	$348,765	$107,289	$(398,036)	$362,679

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

Supplemental condensed consolidating financial statements (continued):

	December 31, 2008
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS

Current Assets:
Cash and cash equivalents	$55,237	$27	$37,428	$-	$92,692
Accounts receivable, net	51,274	15,888	29,373	-	96,535
Inventories, net	28,487	10,927	15,386	-	54,800
Prepaid expenses and other	(304,638)	301,387	12,320	-	9,069
Deferred income taxes, net of valuation allowance	-	-	1,495	-	1,495
Total current assets	(169,640)	328,229	96,002	-	254,591

Long-Term Assets:
Property, plant and equipment, net	50,458	24,445	12,798	-	87,701
Other Assets:
Investments and other, net	38,984	319	842	-	40,145
Investment in subsidiaries	407,199	-	-	(407,199)	-
Total long-term assets	496,641	24,764	13,640	(407,199)	127,846
Total Assets	$327,001	$352,993	$109,642	$(407,199)	$382,437

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$23,778	$13,652	$13,289	$-	$50,719
Accrued expenses and other	21,429	5,065	16,991	-	43,485
Total current liabilities	45,207	18,717	30,280	-	94,204

Long-Term Liabilities:
Long-term debt	183,000	-	-	-	183,000
Deferred income taxes	3,873	41	3,088	-	7,002
Other liabilities	3,163	360	2,950	-	6,473
Total long-term liabilities	190,036	401	6,038	-	196,475

Shareholders' Equity	91,758	333,875	73,324	(407,199)	91,758

Total Liabilities and Shareholders' Equity	$327,001	$352,993	$109,642	$(407,199)	$382,437

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

Supplemental condensed consolidating financial statements (continued):

	Three Months Ended March 31, 2009
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net Sales	$72,572	$31,626	$34,592	$(17,705)	$121,085

Costs and Expenses:
Cost of goods sold	63,393	27,794	27,707	(17,084)	101,810
Selling, general and administrative	12,042	6,566	9,090	(621)	27,077
Restructuring charges	16	482	460		958

Operating Loss	(2,879)	(3,216)	(2,665)	-	(8,760)

Interest expense (income), net	5,544	-	(47)	-	5,497
Other expense (income), net	(572)	-	3	-	(569)
Equity deficit from subsidiaries	5,102	-	-	(5,102)	-

Loss Before Income Taxes	(12,953)	(3,216)	(2,621)	5,102	(13,688)

Benefit for income taxes	(1,373)	-	(735)	-	(2,108)

Net Loss	$(11,580)	$(3,216)	$(1,886)	$5,102	$(11,580)

	Three Months Ended March 31, 2008
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net Sales	$104,046	$52,567	$70,331	$(23,874)	$203,070

Costs and Expenses:
Cost of goods sold	82,557	40,259	51,667	(23,230)	151,253
Selling, general and administrative	14,265	8,445	14,216	(644)	36,282
Restructuring charges	541	-	881	-	1,422

Operating Income	6,683	3,863	3,567	-	14,113

Interest expense (income), net	5,523	-	(151)	-	5,372
Other expense (income), net	(3,321)	-	403	-	(2,918)
Equity earnings from subsidiaries	(6,125)	-	-	6,125	-

Income Before Income Taxes	10,606	3,863	3,315	(6,125)	11,659

Provision for income taxes	4,059	63	990	-	5,112

Net Income	$6,547	$3,800	$2,325	$(6,125)	$6,547

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

Supplemental condensed consolidating financial statements (continued):

	Three Months Ended March 31, 2009
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by (used for) operating activities	$(5,682)	$894	$5,986	$-	$1,198

INVESTING ACTIVITIES:
Capital expenditures	(2,434)	(792)	(719)	-	(3,945)
Proceeds from the sale of fixed assets	2	57	33	-	92
Net cash used for investing activities	(2,432)	(735)	(686)	-	(3,853)

Effect of exchange rate changes on cash and cash equivalents	-	-	(860)	-	(860)
Net change in cash and cash equivalents	(8,114)	159	4,440	-	(3,515)
Cash and cash equivalents at beginning of period	55,237	27	37,428	-	92,692
Cash and cash equivalents at end of period	$47,123	$186	$41,868	$-	$89,177

	Three Months Ended March 31, 2008
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by (used for) operating activities	$8,840	$1,151	$(1,368)	$-	$8,623

INVESTING ACTIVITIES:
Capital expenditures	(3,501)	(1,354)	(658)	-	(5,513)
Proceeds from the sale of fixed assets	36	-	-	-	36
Business acquisitions and other	-	-	(1,061)	-	(1,061)
Net cash used for investing activities	(3,465)	(1,354)	(1,719)	-	(6,538)

FINANCING ACTIVITIES:
Repayments of long-term debt	(11,000)	-	-	-	(11,000)
Share-based compensation activity, net	42	-	-	-	42
Other financing costs	(358)	-	-	-	(358)
Net cash used for financing activities	(11,316)	-	-	-	(11,316)

Effect of exchange rate changes on cash and cash equivalents	-	-	1,580	-	1,580
Net change in cash and cash equivalents	(5,941)	(203)	(1,507)	-	(7,651)
Cash and cash equivalents at beginning of period	48,705	255	46,964	-	95,924
Cash and cash equivalents at end of period	$42,764	$52	$45,457	$-	$88,273

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

(16) Subsequent Events

On April 24, 2009, the Company entered into the United State Treasury’s Auto Supplier Program (the “Program”).  Entrance into the Program was retroactive to March 18, 2009.  As part of entrance into the Program, the Company was required to amend its credit facility, to allow the Company to sell certain accounts receivables due from General Motors Corporation (“GM”) or Chrysler, LLC (“Chrysler”) to GM Supplier Receivables LLC and Chrysler Receivables SPV LLC, respectively, special purpose entities created by the United States Treasury Department.  The Program guarantees these receivables, net of a two percent administrative fee imposed on the receivables included in the Program.

On April 30, 2009, Chrysler filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. The effect of this bankruptcy is under review by management at this time. The Company’s sales to Chrysler for the three months ended March 31, 2009 were $4,955, or approximately 4.1% of consolidated net sales. Accounts receivable from Chrysler as of March 31, 2009 were $3,967.  The Company has collected or has been able to include a significant portion of this receivable amount in the Program.  The Company believes that it will be able to collect the majority of the remaining receivable balance from Chrysler.

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

We recognized a net loss for the quarter ended March 31, 2009 of $11.6 million, or $(0.49) per diluted share, compared with net income of $6.5 million, or $0.28 per diluted share, for the first quarter of 2008.

Our first quarter 2009 results were negatively effected by the continued dramatic decline in the global commercial and North American automotive vehicle markets as well as the economy as a whole.  In addition, our results were effected by foreign currency exchange rates.  Foreign exchange translation adversely effected our revenues by approximately $7.5 million during the quarter ended March 31, 2009 when compared to the quarter ended March 31, 2008.  In addition, the results of our PST Eletrônica S.A. (“PST”) joint venture in Brazil declined between the two periods.  Equity earnings in the joint venture declined from $3.6 million for the first quarter of 2008 to $0.6 million in the first quarter of 2009 due to lower demand for PST’s security products.

The decrease in selling, general and administrative expenses (“SG&A”) was primarily due to decreased design and development and reduced compensation and compensation related expenses incurred during the quarter ended March 31, 2009.  The decrease in design and development costs were caused by customers delaying new product launches in the near term as well as planned reductions in our design activities.

Also affecting our results were our restructuring initiatives. Costs incurred during the quarter ended March 31, 2009, related to these restructuring initiatives amounted to approximately $1.0 million and were primarily comprised of one-time termination benefits.  These restructuring actions were in response to the depressed conditions in the North American and European commercial vehicle and North American light vehicle markets.  First quarter 2008 restructuring expenses were approximately $2.5 million and were comprised of one-time termination benefits and line-transfer expenses related to our initiative to improve the Company’s manufacturing efficiency and cost position by ceasing manufacturing operations at our Sarasota, Florida, and Mitcheldean, United Kingdom, locations.

At March 31, 2009 and December 31, 2008, we maintained a cash and equivalents balance of $89.2 million and $92.7 million, respectively.  As discussed in Note 6 to the condensed consolidated financial statements, we have no borrowings under our asset-based credit facility.  At March 31, 2009 and December 31, 2008, we had borrowing capacity of $56.3 million and $57.7 million, respectively.

Significant factors inherent to our markets that could affect our results for the remainder of 2009 include the financial stability of our customers and suppliers.  Our results for 2009 also depend on conditions in the commercial and automotive vehicle markets, which are generally dependent on domestic and global economies.

On April 24, 2009, we entered into the United State Treasury’s Auto Supplier Program (the “Program”).  Entrance into the Program was retroactive to March 18, 2009.  As part of entrance into the Program, we were required to amend our credit facility, to allow us to sell certain accounts receivables due from General Motors Corporation (“GM”) or Chrysler, LLC (“Chrysler”) to GM Supplier Receivables LLC and Chrysler Receivables SPV LLC, respectively, special purpose entities created by the United States Treasury Department.  The Program guarantees these receivables, net of a two percent administrative fee imposed on the receivables included in the Program.

On April 30, 2009, Chrysler filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. The effect of this bankruptcy is under review by management at this time. Our sales to Chrysler for the three months ended March 31, 2009 were approximately $5.0 million or approximately 4.1% of consolidated net sales. Accounts receivable from Chrysler as of March 31, 2009 were approximately $4.0 million.  We have collected or have been able to include a significant portion of this receivable amount in the Program.   We believe that we will be able to collect the majority of the remaining receivable balance from Chrysler.

Results of Operations

We are primarily organized by markets served and products produced.  Under this organizational structure, our operations have been aggregated into two reportable segments: Electronics and Control Devices.  The Electronics reportable segment includes results of operations that design and manufacture electronic instrument clusters, electronic control units, driver information systems and electrical distribution systems, primarily wiring harnesses and connectors for electrical power and signal distribution.  The Control Devices reportable segment includes results of operations that design and manufacture electronic and electromechanical switches, control actuation devices and sensors.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Net Sales. Net sales for our reportable segments, excluding inter-segment sales, for the three months ended March 31, 2009 and 2008 are summarized in the following table (in thousands):

	Three Months Ended
	March 31,				$ Increase /	% Increase /
	2009		2008		(Decrease)	(Decrease)
Electronics	$82,771	68.4%	$133,216	65.6%	$(50,445)	(37.9	) %
Control Devices	38,314	31.6	69,854	34.4	(31,540)	(45.2	) %
Total net sales	$121,085	100.0%	$203,070	100.0%	$(81,985)	(40.4	) %

The decrease in net sales for our Electronics segment was primarily due to volume declines in commercial vehicle production.  Our net sales were negatively effected by foreign currency exchange rates of approximately $7.5 million between the two periods.

The decrease in net sales for our Control Devices segment was primarily attributable to production volume reductions at our major customers in the North American light vehicle market.

Net sales by geographic location for the three months ended March 31, 2009 and 2008 are summarized in the following table (in thousands):

	Three Months Ended
	March 31,				$ Increase /	% Increase /
	2009		2008		(Decrease)	(Decrease)

North America	$99,230	82.0%	$147,198	72.5%	$(47,968)	(32.6	) %
Europe and other	21,855	18.0	55,872	27.5	(34,017)	(60.9	) %
Total net sales	$121,085	100.0%	$203,070	100.0%	$(81,985)	(40.4	) %

The decrease in North American sales was primarily attributable to lower sales volume in our North American light vehicle and commercial vehicle markets.  Our decrease in sales outside North America was primarily due to lower sales volume in the European commercial vehicle market and adverse foreign exchange rate movements.

Condensed consolidated statements of operations as a percentage of net sales for the three months ended March 31, 2009 and 2008 are presented in the following table (in thousands):

	Three Months Ended
	March 31,					$ Increase /
	2009			2008		(Decrease)
Net Sales	$121,085	100.0%		$203,070	100.0%	$(81,985)

Costs and Expenses:
Cost of goods sold	101,810	84.1		151,253	74.5	(49,443)
Selling, general and administrative	27,077	22.4		36,282	17.9	(9,205)
Restructuring charges	958	0.8		1,422	0.7	(464)
Operating Income (loss)	(8,760)	(7.3)		14,113	6.9	(22,873)
Interest expense, net	5,497	4.5		5,372	2.6	125
Equity in earnings of investees	(575)	(0.5)		(3,819)	(1.9)	3,244
Loss on early extinguishment of debt	-	-		499	0.3	(499)
Other expense, net	6	-		402	0.2	(396)
Income (loss) Before Income Taxes	(13,688)	(11.3)		11,659	5.7	(25,347)
Provision (benefit) for income taxes	(2,108)	(1.7)		5,112	2.5	(7,220)
Net Income (loss)	$(11,580)	(9.6	) %	$6,547	3.2%	$(18,127)

Cost of Goods Sold. The increase in cost of goods sold as a percentage of sales was due to the significant decline in volume and a less favorable product mix related to North American commercial vehicle products during the quarter ended March 31, 2009.

Selling, General and Administrative Expenses.  Product development expenses included in SG&A were $8.5 million and $12.3 million for the first quarters ended March 31, 2009 and 2008, respectively.  The decrease in design and development costs was caused by customers delaying new product launches in the near term as well as planned reductions in our design activities. The decrease in SG&A costs excluding product development expenses was due to lower employee related costs primarily incentive compensation.

Restructuring Charges. Costs from our restructuring initiatives for the quarter ended March 31, 2009 decreased compared to the first quarter of 2008. Costs incurred during the quarter ended March 31, 2009, related to restructuring initiatives amounted to approximately $1.0 million and were primarily comprised of one-time termination benefits.  These restructuring actions were in response to the depressed conditions in the North American commercial vehicle and automotive markets.  First quarter 2008 restructuring expenses were approximately $2.5 million and were comprised of one-time termination benefits and line-transfer expenses related to our initiative to improve the Company’s manufacturing efficiency and cost position by ceasing manufacturing operations at our Sarasota, Florida, and Mitcheldean, United Kingdom locations.  Restructuring expenses that were general and administrative in nature were included in the Company’s condensed consolidated statements of operations as restructuring charges, while the remaining restructuring related expenses were included in cost of goods sold.

Restructuring charges recorded by reportable segment during the three months ended March 31, 2009 were as follows (in thousands):

	Three Months Ended
	March 31, 2009
	Electronics	Control Devices	Total Consolidated Restructuring Charges

Severance costs	$369	$497	$866
Contract termination costs	92	-	92
Total general and administrative restructuring charges	$461	$497	$958

All restructuring charges result in cash outflows.  Severance costs related to a reduction in workforce.  Contract termination costs represent costs associated with long-term lease obligations that were cancelled as part of the restructuring initiatives.  Other associated costs include miscellaneous expenditures associated with exiting business activities.

Restructuring charges recorded by reportable segment during the three months ended March 31, 2008 were as follows (in thousands):

	Three Months Ended
	March 31, 2008
	Electronics	Control Devices	Total Consolidated Restructuring Charges

Severance costs	$873	$365	$1,238
Other costs	8	176	184
Total general and administrative restructuring charges	$881	$541	$1,422

Equity in Earnings of Investees.  The decrease in equity earnings of investees was predominately attributable to the decrease in equity earnings recognized from our PST joint venture.  Equity earnings for PST declined from $3.6 million for the quarter ended March 31, 2008 to $0.6 million for the quarter ended March 31, 2009. The decrease primarily reflects lower volumes for PST’s product lines and unfavorable exchange rates during the quarter ended March 31, 2009.

Income (Loss) Before Income Taxes.  Income (loss) before income taxes is summarized in the following table by reportable segment (in thousands).

	Three Months Ended
	March 31,		$ Increase /	% Increase /
	2009	2008	(Decrease)	(Decrease)

Electronics	$(2,206)	$12,991	$(15,197)	(117.0	) %
Control Devices	(7,020)	2,076	(9,096)	(438.2	) %
Other corporate activities	1,015	1,907	(892)	(46.8	) %
Corporate interest expense	(5,477)	(5,315)	(162)	(3.0	) %
Income (loss) before income taxes	$(13,688)	$11,659	$(25,347)	(217.4	) %

The decrease in income before income taxes in the Electronics segment was primarily related to decreased revenue and unfavorable product mix.  Additionally, these factors were negatively effected by foreign exchange rates during the quarter ended March 31, 2009 when converting functional currency to United States Dollars.

The decrease in income before income taxes in the Control Devices reportable segment was primarily due to lower revenue.

The decrease in income before income taxes from other corporate activities was primarily due to the $3.0 million decrease in equity earnings from our PST joint venture.  The decrease is partially offset by a decrease in compensation related expenses and the loss recognized on the purchase and retirement of $11.0 million in face value of our senior notes in the first quarter of 2008.

Income (loss) before income taxes by geographic location for the three months ended March 31, 2009 and 2008 is summarized in the following table (in thousands):

	Three Months Ended
	March 31,				$ Increase /	% Increase /
	2009		2008		(Decrease)	(Decrease)

North America	$(9,076)	66.3%	$9,921	85.1%	$(18,997)	(191.5	) %
Europe and other	(4,612)	33.7	1,738	14.9	(6,350)	(365.4	) %
Income (loss) before income taxes	$(13,688)	100.0%	$11,659	100.0%	$(25,347)	(217.4	) %

 The decrease in our profitability in North America was primarily attributable to lower sales volumes during the quarter ended March 31, 2009.  The decrease in profitability outside North America was primarily due to lower sales volumes and unfavorable foreign exchange rates during the quarter ended March 31, 2009.

Provision (Benefit) for Income Taxes. We recognized a provision (benefit) from income taxes of $(2.1) million, or 15.4% of pre-tax loss, and $5.1 million, or 43.9% of the pre-tax income, for federal, state and foreign income taxes for the quarters ended March 31, 2009 and 2008, respectively. As reported at December 31, 2008, the Company is in a cumulative loss position and provides a valuation allowance offsetting federal, state and certain foreign deferred tax assets. As a result, a tax benefit is not provided for losses incurred during the first quarter of 2009, for federal, state and certain foreign jurisdictions. The inability to recognize a tax benefit for these losses and other deferred tax assets had a significant impact on our effective tax rate as well as the comparability of the current quarter effective tax rate to prior periods, in which the Company had not recorded a federal valuation allowance.  The difference in the effective tax rate for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008, was primarily attributable to the federal valuation allowance provided against the first quarter domestic loss offset by recording a tax benefit related to current period losses in certain foreign jurisdictions in which it is more likely than not that the benefit of those losses will be realized in the current year. Additionally, the effective tax rate for the quarter ended March 31, 2008 was negatively affected by the valuation allowance that was required to be recorded during 2008 related to the restructuring expenses incurred in connection with certain United Kingdom operations.

Liquidity and Capital Resources

Summary of Cash Flows (in thousands):
	Three Months Ended
	March 31,		$ Increase /
	2009	2008	(Decrease)
Cash provided by (used for):
Operating activities	$1,198	$8,623	$(7,425)
Investing activities	(3,853)	(6,538)	2,685
Financing activities	-	(11,316)	11,316
Effect of exchange rate changes on cash and cash equivalents	(860)	1,580	(2,440)
Net change in cash and cash equivalents	$(3,515)	$(7,651)	$4,136

The decrease in net cash provided by operating activities was primarily due to lower earnings offset by lower accounts receivable balances at March 31, 2009.

The decrease in net cash used for investing activities reflects a decrease in cash used for capital projects.  Additionally, in the first quarter of 2008, $1.1 million of cash used to acquire a Swedish aftermarket distributor of Stoneridge products.

The decrease in net cash used by financing activities was primarily due to cash used to purchase and retire $11.0 million in face value of the Company’s senior notes in the first quarter of 2008.

Future capital expenditures are expected to be slightly lower than our recent expenditures, due to lower expected demand in the markets that we serve.  Management will continue to focus on reducing its weighted average cost of capital and believes that cash flows from operations and the availability of funds from our asset-based credit facility will provide sufficient liquidity to meet our future growth and operating needs.

As outlined in Note 6 to our condensed consolidated financial statements, our asset-based credit facility, permits borrowing up to a maximum level of $100.0 million.  This facility provides us with lower borrowing rates and allows us the flexibility to refinance our outstanding debt.  At March 31, 2009, there were no borrowings on this asset-based credit facility.  The available borrowing capacity on this credit facility is based on eligible current assets, as defined.  At March 31, 2009, the Company had borrowing capacity of $56.3 million based on eligible current assets.  The Company was in compliance with all covenants at March 31, 2009.

As of March 31, 2009, the Company’s $183.0 million of senior notes were redeemable at 103.833%.  Given the Company’s senior notes are redeemable, we may seek to retire the senior notes through redemptions, cash purchases, open market purchases, privately negotiated transactions or otherwise.  Such redemptions, purchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  The amounts involved may be material.  During the first quarter of 2008, we purchased and retired $11.0 million in face value of the Company’s senior notes.  In April of 2008, we purchased and retired an additional $6.0 million in face value of the Company’s senior notes.

There have been no material changes to the table of contractual obligations presented in Part II, Item 7 (“Liquidity and Capital Resources”) of the Company’s 2008 Form 10-K. \

Critical Accounting Policies and Estimates

The Company’s critical accounting policies, which include management’s best estimates and judgments, are included in Item 7, Part II to the consolidated financial statements of the Company’s 2008 Form 10-K. Certain of these accounting policies are considered critical as disclosed in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis of the Company’s 2008 Form 10-K because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates. There have been no significant changes in the Company’s critical accounting policies since December 31, 2008.

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

Forward-Looking Statements

Portions of this report contain “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, our directors or officers with respect to, among other things, our (i) future product and facility expansion, (ii) acquisition strategy, (iii) investments and new product development, and (iv) growth opportunities related to awarded business.  Forward-looking statements may be identified by the words “will,” “may,” “designed to,” “believes,” “plans,” “expects,” “continue,” and similar words and expressions.  The forward-looking statements in this report are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other factors:

•	the loss or bankruptcy of a major customer or supplier;
•	the costs and timing of facility closures, business realignment, or similar actions;
•	a significant change in medium- and heavy-duty, agricultural, automotive or off-highway vehicle production;
•	our ability to achieve cost reductions that offset or exceed customer-mandated selling price reductions;
•	a significant change in general economic conditions in any of the various countries in which we operate;
•	labor disruptions at our facilities or at any of our significant customers or suppliers;
•	the ability of our suppliers to supply us with parts and components at competitive prices on a timely basis;
•	the amount of debt and the restrictive covenants contained in our credit facility;
•	customer acceptance of new products;
•	capital availability or costs, including changes in interest rates or market perceptions;
•	the successful integration of any acquired businesses;
•	the occurrence or non-occurrence of circumstances beyond our control; and
•	those items described in Part I, Item IA (“Risk Factors”) of the Company’s 2008 Form 10-K.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk presented within Part II, Item 7A of the Company’s 2008 Form 10-K.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2009, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (CEO) and chief financial officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors.

There were no material changes from risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

STONERIDGE, INC.

Date: May 6, 2009	/s/ John C. Corey
John C. Corey President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 6, 2009	/s/ George E. Strickler
George E. Strickler
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit

10.1	Stoneridge, Inc. Long-Term Incentive Plan – form of Restricted Shares Grant Agreement, filed herewith.

10.2	Stoneridge, Inc. Long-Term Cash Incentive Plan – form of Grant Agreement, filed herewith.

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.