Form 10-Q
period 2009-06-30
STONERIDGE INC
filed 2009-08-06
CIK 1043337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2009

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

The number of Common Shares, without par value, outstanding as of July 24, 2009 was 25,175,801.

STONERIDGE, INC. AND SUBSIDIARIES

INDEX
		Page No.
PART I–FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2009 and December 31, 2008	2
	Condensed Consolidated Statements of Operations (Unaudited) For the Three and Six Months Ended June 30, 2009 and 2008	3
	Condensed Consolidated Statements of Cash Flows (Unaudited) For the Six Months Ended June 30, 2009 and 2008	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	34

PART II–OTHER INFORMATION

Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Submission of Matters to a Vote of Security Holders	35
Item 5.	Other Information	35
Item 6.	Exhibits	35

Signatures		36
Index to Exhibits		37
EX – 10.1
EX – 10.2
EX – 10.3
EX – 31.1
EX – 31.2
EX – 32.1
EX – 32.2

PART I–FINANCIAL INFORMATION

Item 1.  Financial Statements.

STONERIDGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash and cash equivalents	$85,481	$92,692
Accounts receivable, less reserves of $4,186 and $4,204, respectively	70,689	96,535
Inventories, net	43,683	54,800
Prepaid expenses and other	16,453	9,069
Deferred income taxes	1,957	1,495
Total current assets	218,263	254,591

Long-Term Assets:
Property, plant and equipment, net	80,287	87,701
Other Assets:
Investments and other, net	43,279	40,145
Total long-term assets	123,566	127,846
Total Assets	$341,829	$382,437

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$41,020	$50,719
Accrued expenses and other	39,040	43,485
Total current liabilities	80,060	94,204

Long-Term Liabilities:
Long-term debt	183,000	183,000
Deferred income taxes	5,379	7,002
Other liabilities	6,987	6,473
Total long-term liabilities	195,366	196,475

Shareholders' Equity:
Preferred Shares, without par value, authorized 5,000 shares, none issued.	-	-
Common Shares, without par value, authorized 60,000 shares, issued 25,286 and 24,772 shares and outstanding 25,176 and 24,665 shares, respectively, with no stated value	-	-
Additional paid-in capital.	158,232	158,039
Common Shares held in treasury, 110 and 107 shares, respectively, at cost	(132)	(129)
Accumulated deficit	(90,499)	(59,155)
Accumulated other comprehensive loss	(1,198)	(6,997)
Total shareholders’ equity	66,403	91,758
Total Liabilities and Shareholders' Equity	$341,829	$382,437

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net Sales	$102,290	$213,229	$223,375	$416,299

Costs and Expenses:
Cost of goods sold	88,694	163,875	190,504	315,128
Selling, general and administrative	26,338	36,884	53,415	73,166
Restructuring charges	1,551	1,713	2,509	3,135

Operating Income (Loss)	(14,293)	10,757	(23,053)	24,870

Interest expense, net	5,538	4,880	11,035	10,252
Equity in earnings of investees	(903)	(3,016)	(1,478)	(6,835)
Loss on early extinguishment of debt	-	271	-	770
Other expense (income), net.	639	(124)	645	278

Income (Loss) Before Income Taxes	(19,567)	8,746	(33,255)	20,405

Provision (benefit) for income taxes	197	4,062	(1,911)	9,174

Net Income (Loss)	$(19,764)	$4,684	$(31,344)	$11,231

Basic net income (loss) per share	$(0.84)	$0.20	$(1.33)	$0.48
Basic weighted average shares outstanding	23,516	23,286	23,490	23,327

Diluted net income (loss) per share	$(0.84)	$0.20	$(1.33)	$0.47
Diluted weighted average shares outstanding	23,516	23,690	23,490	23,722

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2009	2008
OPERATING ACTIVITIES:
Net income (loss)	$(31,344)	$11,231
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities -
Depreciation	10,267	14,316
Amortization.	485	784
Deferred income taxes	(2,282)	7,281
Equity in earnings of investees	(1,478)	(6,835)
Loss on sale of property, plant and equipment	280	145
Share-based compensation expense	597	1,903
Changes in operating assets and liabilities -
Accounts receivable, net	25,974	(17,924)
Inventories, net.	11,584	(11,739)
Prepaid expenses and other	(3,384)	(625)
Accounts payable	(10,333)	6,081
Accrued expenses and other	(2,966)	7,956
Net cash provided by (used for) operating activities	(2,600)	12,574

INVESTING ACTIVITIES:
Capital expenditures	(6,743)	(11,641)
Proceeds from sale of property, plant and equipment	92	307
Business acquisitions and other	-	(980)
Net cash used for investing activities	(6,651)	(12,314)

FINANCING ACTIVITIES:
Repayments of long-term debt	-	(17,000)
Share-based compensation activity, net	-	1,162
Premiums related to early extinguishment of debt	-	(553)
Net cash used for financing activities	-	(16,391)

Effect of exchange rate changes on cash and cash equivalents	2,040	1,549

Net change in cash and cash equivalents	(7,211)	(14,582)

Cash and cash equivalents at beginning of period	92,692	95,924

Cash and cash equivalents at end of period	$85,481	$81,342

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

(1)  Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Stoneridge, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”).The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements.Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the Commission’s rules and regulations.The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.

Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2008.

(2)  Inventories

Inventories are valued at the lower of cost or market.Cost is determined by the last-in, first-out (“LIFO”) method for approximately 70% and 72% of the Company’s inventories at June 30, 2009 and December 31, 2008, respectively, and by the first-in, first-out (“FIFO”) method for all other inventories.The Company adjusts its excess and obsolescence reserve at least on a quarterly basis.Excess inventories are quantities of items that exceed anticipated sales or usage for a reasonable period.The Company has guidelines for calculating provisions for excess inventories based on the number of months of inventories on hand compared to anticipated sales or usage.Management uses its judgment to forecast sales or usage and to determine what constitutes a reasonable period.Inventory cost includes material, labor and overhead.Inventories consist of the following:

	June 30,	December 31,
	2009	2008

Raw materials	$21,926	$32,981
Work-in-progress	3,138	8,876
Finished goods	22,103	15,890
Total inventories	47,167	57,747
Less: LIFO reserve	(3,484)	(2,947)
Inventories, net	$43,683	$54,800

(3)  Fair Value of Financial Instruments

Financial Instruments

A financial instrument is cash or a contract that imposes an obligation to deliver, or conveys a right to receive cash or another financial instrument.The carrying values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of fair value because of the short maturity of these instruments.The estimated fair value of the Company’s senior notes (fixed rate debt) at June 30, 2009 and December 31, 2008, per quoted market sources, was $146.4 million and $124.4 million, respectively.The carrying value was $183.0 million as of June 30, 2009 and December 31, 2008.

Derivative Instruments and Hedging Activities

  Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, which expands the quarterly and annual disclosure requirements about the Company’s derivative instruments and hedging activities.The adoption of SFAS 161 did not have an effect on the Company’s financial position, results of operations or cash flows.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

We make use of derivative instruments in foreign exchange and commodity price hedging programs.Derivatives currently in use are foreign currency forward contracts and commodity swaps.These contracts are used strictly for hedging and not for speculative purposes.They are used to mitigate uncertainty and volatility and to cover underlying exposures.Management believes that its use of these instruments to reduce risk is in the Company’s best interest.The counterparties to these financial instruments are financial institutions with strong credit ratings.

The Company conducts business internationally and therefore is exposed to foreign currency exchange risk.The Company uses derivative financial instruments as cash flow hedges to mitigate its exposure to fluctuations in foreign currency exchange rates by reducing the effect of such fluctuations on foreign currency denominated intercompany transactions and other foreign currency exposures.The currencies hedged by the Company include the British pound and Mexican peso.In certain instances, the foreign currency forward contracts are marked to market, with gains and losses recognized in the Company’s condensed consolidated statement of operations as a component of other expense (income), net.The Company’s foreign currency forward contracts substantially offset gains and losses on the underlying foreign currency denominated transactions.As of June 30, 2009 and December 31, 2008, the Company held foreign currency forward contracts to reduce the exposure related to the Company’s British pound-denominated intercompany receivables.These contracts expire in September 2009.For the six months ended June 30, 2009, the Company recognized a $191 loss related to the British pound contract in the condensed consolidated statement of operations as a component of other expense (income), net.The Company also holds contracts intended to reduce exposure to the Mexican peso.These contracts were executed to hedge forecasted transactions, and therefore the contracts are accounted for as cash flow hedges.These Mexican peso-denominated foreign currency option contracts expire monthly throughout 2009.The effective portion of the unrealized gain or loss is deferred and reported in the Company’s condensed consolidated balance sheets as a component of accumulated other comprehensive loss.The Company’s expectation is that the cash flow hedges will be highly effective in the future.The effectiveness of the transactions has been and will be measured on an ongoing basis using regression analysis.

To mitigate the risk of future price volatility and, consequently, fluctuations in gross margins, the Company has entered into fixed price commodity swaps with a financial institution to fix the cost of copper purchases. In December 2007, the Company entered into a fixed price swap contract for 1.0 million pounds of copper, which expired on December 31, 2008.In September 2008, the Company entered into a fixed price swap contract for 1.4 million pounds of copper, which covers the period from January 2009 to December 2009.Because these contracts were executed to hedge forecasted transactions, the contracts are accounted for as cash flow hedges.The unrealized gain or loss for the effective portion of the hedge is deferred and reported in the Company’s condensed consolidated balance sheets as a component of accumulated other comprehensive loss. The Company deems these cash flow hedges to be highly effective.The effectiveness of the transactions has been and will be measured on an ongoing basis using regression analysis.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

The notional amounts and fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

			Prepaid expenses		Accrued expenses and
	Notional amounts[1]		and other assets		other liabilities
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2009	2008	2009	2008	2009	2008
Derivatives designated as hedging instruments under SFAS 133:
Forward currency contracts	$17,258	$35,457	$-	$-	$396	$2,930
Commodity contracts	2,042	4,085	-	-	464	2,104
	19,300	39,542	-	-	860	5,034

Derivatives not designated as hedging instruments under SFAS 133:
Forward currency contracts.	6,686	8,762	22	2,101	-	-
Total derivatives.	$25,986	$48,304	$22	$2,101	$860	$5,034

  1 - Notional amounts represent the gross contract / notional amount of the derivatives outstanding.

Amounts recorded in other comprehensive loss in shareholders’ equity and in net loss for the three months ended June 30, 2009 were as follows:

	Amount of gain recorded in other comprehensive loss	Amount of loss reclassified from other comprehensive loss into net loss	Location of loss reclassified from other comprehensive loss into net loss
Derivatives designated as cash flow hedges
Forward currency contracts	$2,273	$-
Commodity contracts	663	(281)	Cost of goods sold
	$2,936	$(281)

Amounts recorded in other comprehensive loss in shareholders’ equity and in net loss for the six months ended June 30, 2009 were as follows:

	Amount of gain recorded in other comprehensive loss	Amount of loss reclassified from other comprehensive loss into net loss	Location of loss reclassified from other comprehensive loss into net loss
Derivatives designated as cash flow hedges
Forward currency contracts	$2,534	$-
Commodity contracts	1,640	(758)	Cost of goods sold
	$4,174	$(758)

These derivatives will be reclassified from other comprehensive loss to the consolidated statement of operations over the next six months.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

Statement of Financial Accounting Standard No. 157, Fair Value Measurements

Effective January 1, 2009, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) as it relates to nonfinancial assets and nonfinancial liabilities measured on a non-recurring basis.The Company adopted SFAS 157 for financial assets and financial liabilities on January 1, 2008.SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements.The adoption of SFAS 157 did not have a material effect on the Company’s fair value measurements.

The following table presents our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

	June 30, 2009			December 31,
		Fair Value Estimated Using		2008
	Fair Value	Level 1 inputs(1)	Level 2 inputs(2)	Fair Value

Financial assets carried at fair value

Available for sale security	$223	$223	$-	$252
Forward currency contracts	22	-	22	2,101

Total financial assets carried at fair value.	$245	$223	$22	$2,353

Financial liabilities carried at fair value

Forward currency contracts	$396	$-	$396	$2,930
Commodity hedge contracts	464	-	464	2,104

Total financial liabilities carried at fair value	$860	$-	$860	$5,034

(1)
Fair values estimated using Level 1 inputs, which consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.The available for sale security is an equity security that is publically traded.

(2)
Fair values estimated using Level 2 inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly and include among other things, quoted prices for similar assets or liabilities in markets that are active or inactive as well as inputs other than quoted prices that are observable.For forward currency and commodity hedge contracts, inputs include foreign currency exchange rates and commodity indexes.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

(4)  Share-Based Compensation

Total compensation expense recognized in the condensed consolidated statements of operations for share-based compensation arrangements was $33 and $822 for the three months ended June 30, 2009 and 2008, respectively.For the six months ended June 30, 2009 and 2008, total compensation expense recognized in the condensed consolidated statements of operations for share-based compensation arrangements was $597 and $1,903, respectively.

(5)  Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and disclosure of comprehensive income (loss).

The components of comprehensive income (loss), net of tax are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income (loss).	$(19,764)	$4,684	$(31,344)	$11,231
Other comprehensive income (loss):
Currency translation adjustments	4,784	1,294	1,894	5,110
Pension liability adjustments.	(292)	(1)	(250)	(10)
Unrealized gain (loss) on marketable securities	35	5	(19)	(12)
Unrecognized gain (loss) on derivatives	2,936	(170)	4,174	348
Total other comprehensive income	7,463	1,128	5,799	5,436
Comprehensive income (loss).	$(12,301)	$5,812	$(25,545)	$16,667

Accumulated other comprehensive loss, net of tax is comprised of the following:

	June 30,	December 31,
	2009	2008

Foreign currency translation adjustments	$1,900	$6
Pension liability adjustments	(2,209)	(1,959)
Unrealized loss on marketable securities	(49)	(30)
Unrecognized loss on derivatives	(840)	(5,014)
Accumulated other comprehensive loss	$(1,198)	$(6,997)

6)  Long-Term Debt

Senior Notes

The Company had $183.0 million of senior notes outstanding at June 30, 2009 and December 31, 2008, respectively.During the first half of 2008, the Company repurchased and retired $17.0 million in face value of the senior notes.The outstanding senior notes bear interest at an annual rate of 11.50% and mature on May 1, 2012.The senior notes are redeemable, at the Company’s option, at 101.917 until April 30, 2010.The senior notes will remain redeemable at various levels until the maturity date.Interest is payable on May 1 and November 1 of each year.The senior notes do not contain financial covenants.The Company was in compliance with all non-financial covenants at June 30, 2009 and December 31, 2008.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

Credit Facility

On November 2, 2007, the Company entered into an asset-based credit facility (the “credit facility”), which permits borrowing up to a maximum level of $100.0 million.At June 30, 2009 and December 31, 2008, there were no borrowings on this credit facility. The available borrowing capacity on this credit facility is based on eligible current assets, as defined.At June 30, 2009 and December 31, 2008, the Company had borrowing capacity of $45.5 million and $57.7 million, respectively based on eligible current assets.The credit facility does not contain financial performance covenants which would constrain our borrowing capacity. However, restrictions do include limits on capital expenditures, operating leases, dividends and investment activities in a negative covenant which limits investment activities to $15.0 million minus certain guarantees and obligations.The credit facility expires on November 1, 2011, and requires a commitment fee of 0.25% on the unused balance.Interest is payable quarterly at either (i) the higher of the prime rate or the Federal Funds rate plus 0.50%, plus a margin of 0.00% to 0.25% or (ii) LIBOR plus a margin of 1.00% to 1.75%, depending upon the Company’s undrawn availability, as defined.The Company was in compliance with all covenants at June 30, 2009 and December 31, 2008.

(7)  Net Income (Loss) Per Share

Basic net income (loss) per share was computed by dividing net income (loss) by the weighted-average number of Common Shares outstanding for each respective period.Diluted net income per share was calculated by dividing net income by the weighted-average of all potentially dilutive Common Shares that were outstanding during the periods presented.For all periods in which the Company recognized a net loss the Company has recognized zero dilutive effect from securities as no anti-dilution is permitted under SFAS No. 128, Earnings Per Share.

Actual weighted-average shares outstanding used in calculating basic and diluted net income (loss) per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Basic weighted-average shares outstanding	23,515,543	23,285,848	23,489,561	23,327,024
Effect of dilutive securities	-	403,988	-	394,793
Diluted weighted-average shares outstanding	23,515,543	23,689,836	23,489,561	23,721,817

Options not included in the computation of diluted net income (loss) per share to purchase 183,250 and 50,000 Common Shares at an average price of $9.57 and $15.73, respectively, per share were outstanding at June 30, 2009 and June 30, 2008, respectively.These outstanding options were not included in the computation of diluted net income (loss) per share because their respective exercise prices were greater than the average market price of Common Shares.

As of June 30, 2009 and 2008, 628,275 performance-based restricted shares were outstanding.These shares were not included in the computation of diluted net income (loss) per share because not all vesting conditions were achieved as of June 30, 2009 and 2008.These shares may or may not become dilutive based on the Company’s ability to exceed future earnings thresholds.

(8)  Restructuring

On October 29, 2007, the Company announced restructuring initiatives to improve manufacturing efficiency and cost position by ceasing manufacturing operations at its Sarasota, Florida and Mitcheldean, United Kingdom locations.In the third quarter of 2008, the Company announced restructuring initiatives in our Canton, Massachusetts location. In the fourth quarter of 2008, the Company announced restructuring initiatives in our Orebro, Sweden and Tallinn, Estonia locations as well as additional initiatives in our Canton, Massachusetts location.In response to the depressed conditions in the North American and European commercial vehicle and automotive markets, the Company began additional restructuring initiatives in our Juarez, Mexico, Tallinn, Estonia and Canton, Massachusetts locations during the first quarter of 2009.The Company began additional restructuring initiatives during the second quarter of 2009 in our Lexington, Ohio, Orebro and Bromma, Sweden and Juarez and Monclova, Mexico locations as a result of decline in the North American and European commercial vehicle and automotive market conditions.In connection with these initiatives, the Company recorded restructuring charges of $1,551 and $3,657 in the Company’s condensed consolidated statement of operations for the three months ended June 30, 2009 and 2008, respectively.Restructuring charges for the six months ended June 30, 2009 and 2008 were $2,532 and $6,177, respectively.Restructuring expenses that were general and administrative in nature were included in the Company’s condensed consolidated statement of operations as part of restructuring charges, while the remaining restructuring related charges were included in cost of goods sold.

In 2009, the Company has classified the Sarasota, Florida facility as an asset held for sale and has included the net book value of the facility within the June 30, 2009 Balance Sheet as a component of prepaid expense and other.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

The charges related to the restructuring initiatives that belong to the Electronics reportable segment included the following:

	Severance Costs	Contract Termination Costs	Other Associated Costs	Total

Total expected restructuring charges	$5,555	$1,720	$2,504	$9,779

2007 charge to expense	$468	$-	$103	$571
Cash payments	-	-	(103)	(103)

Accrued balance at December 31, 2007	468	-	-	468

2008 charge to expense.	2,830	1,305	2,401	6,536
Cash payments	(2,767)	-	(2,221)	(4,988)

Accrued balance at December 31, 2008	531	1,305	180	2,016

First quarter 2009 charge to expense	369	92	-	461
Second quarter 2009 charge to expense	1,435	-	-	1,435
Foreign currency translation effect	-	323	-	323
Cash payments	(1,519)	(241)	(180)	(1,940)

Accrued Balance at June 30, 2009	$816	$1,479	$-	$2,295

Remaining expected restructuring charge	$453	$-	$-	$453

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

The charges related to the restructuring initiatives that belong to the Control Devices reportable segment included the following:

	Severance Costs	Other Associated Costs	Total (A)

Total expected restructuring charges	$3,491	$6,449	$9,940

2007 charge to expense	$357	$99	$456
Cash payments	-	-	-

Accrued balance at December 31, 2007	357	99	456

2008 charge to expense	2,521	6,325	8,846
Cash payments	(1,410)	(6,024)	(7,434)

Accrued balance at December 31, 2008	1,468	400	1,868

First quarter 2009 charge to expense	497	25	522
Second quarter 2009 charge to expense	116	-	116
Cash payments	(2,060)	(135)	(2,195)

Accrued Balance at June 30, 2009	$21	$290	$311

Remaining expected restructuring charge	$-	$-	$-

(A)	Total expected restructuring charges does not include the expected gain from the future sale of the Company’s Sarasota, Florida, facility.

All restructuring charges, except for asset-related charges, result in cash outflows. Severance costs relate to a reduction in workforce.Contract termination costs represent costs associated with long-term lease obligations that were cancelled as part of the restructuring initiatives.Other associated costs include premium direct labor, inventory and equipment move costs, relocation expense, increased inventory carrying cost and miscellaneous expenditures associated with exiting business activities.No fixed-asset impairment charges were incurred because assets are being transferred to other locations for continued production.

(9)  Commitments and Contingencies

In the ordinary course of business, the Company is involved in various legal proceedings, workers’ compensation disputes and other commercial matters. The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of operations, cash flows or the financial position of the Company.

Product Warranty and Recall

Amounts accrued for product warranty and recall claims are established based on the Company’s best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet dates.These accruals are based on several factors including past experience, production changes, industry developments and various other considerations.The Company can provide no assurances that it will not experience material claims in the future or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued or beyond what the Company may recover from its suppliers.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

The following provides a reconciliation of changes in product warranty and recall liability for the six months ended June 30, 2009 and 2008:

	2009	2008

Product warranty and recall at beginning of period	$5,527	$5,306
Accruals for products shipped during period	293	3,417
Aggregate changes in pre-existing liabilities due to claims developments	463	745
Settlements made during the period (in cash or in kind)	(2,179)	(2,157)
Product warranty and recall at end of period	$4,104	$7,311

(10)  Employee Benefit Plans

The Company has a single defined benefit pension plan that covers certain former employees in the United Kingdom.The components of net periodic cost (benefit) under the defined benefit pension plan are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Service cost	$14	$35	$28	$70
Interest cost	219	316	438	632
Expected return on plan assets	(165)	(361)	(330)	(722)
Amortization of actuarial loss	43	-	86	-
Net periodic cost (benefit)	$111	$(10)	$222	$(20)

The Company expects to contribute $94 to its pension plan in 2009.Of this amount, contributions of $53 have been made to the pension plan as of June 30, 2009.

Effective June 1, 2009 the Company discontinued matching contributions to the Company’s 401(k) plan covering substantially all of its employees in the United States.

(11)  Income Taxes

The Company recognized a provision from income taxes of $197, or (1.0)% of pre-tax loss, and $4,062, or 46.4% of pre-tax income, for federal, state and foreign income taxes for the three months ended June 30, 2009 and 2008, respectively.The Company recognized a provision (benefit) for income taxes of $(1,911), or 5.7% of pre-tax loss, and $9,174, or 45.0% of pre-tax income, for federal, state and foreign income taxes for the six months ended June 30, 2009 and 2008, respectively. As reported at December 31, 2008, the Company is in a cumulative loss position and provides a valuation allowance offsetting federal, state and certain foreign deferred tax assets. As a result, a tax benefit is not being provided for losses incurred in the first half of 2009, for federal, state and certain foreign jurisdictions. The inability to recognize a tax benefit for these losses and other deferred tax assets has a significant impact on our effective tax rate as well as the comparability of the current quarter and year-to-date effective tax rate to prior periods in which the Company had not recorded a federal valuation allowance.The difference in the effective tax rate for the three and six month periods ended June 30, 2009 compared to the three and six month periods ended June 30, 2008, was primarily attributable to the valuation allowance for federal and state deferred tax assets provided against the current year domestic loss which was partially offset by recording a tax benefit related to current period losses in certain foreign jurisdictions in which it is more likely than not that the benefit of those losses will be realized in the current year.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

(12)  Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”).This standard improves reporting by creating greater consistency in the accounting and financial reporting of business combinations.Additionally, SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.SFAS 141(R) was effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) did not have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”).This standard improves the relevance, comparability and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way.Additionally, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions.SFAS 160 was effective for financial statements issued for fiscal years beginning after December 15, 2008.The adoption of SFAS 160 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2008, the FASB issued Staff Position 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP 132(R)-1”).FSP 132(R)-1 requires entities to provide enhanced disclosures about how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets.FSP 132(R)-1 is effective for the Company beginning with its year ending December 31, 2009.The Company is currently assessing the potential effect, if any, on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140, (“SFAS 166”). SFAS 166 amends various provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125, by removing the concept of a qualifying special-purpose entity and removes the exception from applying FASB Interpretation No. 46, Consolidation of Variable Interest Entities—an interpretation of ARB No. 51, (“FIN 46(R)”)to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. SFAS 166 becomes effective for the Company on January 1, 2010. Management does not currently expect SFAS 166 to have a material effect on the Company’s financial position, results of operations or cash flow.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), (“SFAS 167”). SFAS 167 amends FIN 46(R), to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS 167 becomes effective for the Company on January 1, 2010. Management does not currently expect SFAS 167 to have a material effect on the Company’s financial position, results of operations or cash flow.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, (“SFAS 168”). SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards CodificationTM (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. SFAS 168 becomes effective for the Company for the period ending September 30, 2009. Management has determined that the adoption of SFAS 168 will not have an effect on the Company’s financial position, results of operations or cash flow.

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

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

A summary of financial information by reportable segment is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net Sales
Electronics	$65,894	$149,416	$148,665	$282,632
Inter-segment sales	1,939	4,004	3,797	7,747
Electronics net sales	67,833	153,420	152,462	290,379

Control Devices	36,396	63,813	74,710	133,667
Inter-segment sales	676	1,284	1,385	2,604
Control Devices net sales	37,072	65,097	76,095	136,271

Eliminations	(2,615)	(5,288)	(5,182)	(10,351)
Total consolidated net sales	$102,290	$213,229	$223,375	$416,299

Income (Loss) Before Income Taxes
Electronics	$(8,954)	$12,984	$(11,160)	$25,975
Control Devices	(5,408)	(985)	(12,428)	1,091
Other corporate activities	301	1,739	1,316	3,646
Corporate interest expense, net	(5,506)	(4,992)	(10,983)	(10,307)
Total consolidated income (loss) before income taxes	$(19,567)	$8,746	$(33,255)	$20,405

Depreciation and Amortization
Electronics	$2,313	$3,406	$4,525	$6,922
Control Devices	2,829	3,672	5,618	7,501
Corporate activities	64	1	124	(5)
Total consolidated depreciation and amortization(A)	$5,206	$7,079	$10,267	$14,418

(A)  These amounts represent depreciation and amortization on fixed and certain intangible assets.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest Expense (Income), net
Electronics	$33	$(110)	$54	$(53)
Control Devices	(1)	(2)	(2)	(2)
Corporate activities	5,506	4,992	10,983	10,307
Total consolidated interest expense, net	$5,538	$4,880	$11,035	$10,252

Capital Expenditures
Electronics	$904	$2,973	$2,414	$4,744
Control Devices	1,741	3,238	3,676	6,932
Corporate activities	153	(83)	653	(35)
Total consolidated capital expenditures	$2,798	$6,128	$6,743	$11,641

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

	June 30,	December 31,
	2009	2008
Total Assets
Electronics	$158,187	$183,574
Control Devices	88,014	98,608
Corporate(B)	242,023	239,425
Eliminations	(146,395)	(139,170)
Total consolidated assets	$341,829	$382,437

(B)  Assets located at Corporate consist primarily of cash, deferred taxes and equity investments.

The following table presents net sales and non-current assets for each of the geographic areas in which the Company operates:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net Sales
North America	$83,075	$156,101	$182,305	$303,299
Europe and other	19,215	57,128	41,070	113,000
Total consolidated net sales	$102,290	$213,229	$223,375	$416,299

	June 30,	December 31,
	2009	2008
Non-Current Assets
North America	$105,398	$110,507
Europe and other	18,168	17,339
Total consolidated non-current assets	$123,566	$127,846

(14)  Investments

PST Eletrônica S.A.

The Company has a 50% equity interest in PST Eletrônica S.A. (“PST”), a Brazilian electronic system provider focused on security and convenience applications primarily for the vehicle and motorcycle industry.  The investment is accounted for under the equity method of accounting. The Company’s investment in PST was $34,639 and $31,021 at June 30, 2009 and December 31, 2008, respectively.

Condensed financial information for PST is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues	$30,588	$46,446	$51,988	$90,392
Cost of sales	$15,947	$21,921	$26,998	$42,969

Total pre-tax income	$2,046	$7,036	$3,306	$15,799
The Company's share of pre-tax income	$1,023	$3,518	$1,653	$7,900

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

Equity in earnings of PST included in the condensed consolidated statements of operations was $785 and $2,848 for the three months ended June 30, 2009 and 2008, respectively.  For the six months ended June 30, 2009 and 2008, equity in earnings of PST was $1,388 and $6,442, respectively.

Minda Stoneridge Instruments Ltd.

The Company has a 49% interest in Minda Stoneridge Instruments Ltd. (“Minda”), a company based in India that manufactures electronics and instrumentation equipment for the motorcycle and commercial vehicle market.  The investment is accounted for under the equity method of accounting.  The Company’s investment in Minda was $4,778 and $4,808 at June 30, 2009 and December 31, 2008, respectively.  Equity in earnings of Minda included in the condensed consolidated statements of operations were $118 and $168, for the three months ended June 30, 2009 and 2008, respectively.  For the six months ended June 30, 2009 and 2008, equity in earnings of Minda was $90 and $393, respectively.

(15)  Guarantor Financial Information

The senior notes and the credit facility are fully and unconditionally guaranteed, jointly and severally, by each of the Company’s existing and future domestic wholly owned subsidiaries (Guarantor Subsidiaries). The Company’s non-U.S. subsidiaries do not guarantee the senior notes (Non-Guarantor Subsidiaries).

Presented below are summarized consolidating financial statements of the Parent (which includes certain of the Company’s operating units), the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the Company on a condensed consolidated basis, as of June 30, 2009 and December 31, 2008 and for each of the three and six months ended June 30, 2009 and 2008.

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

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

	June 30, 2009
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS

Current Assets:
Cash and cash equivalents	$45,938	$124	$39,419	$-	$85,481
Accounts receivable, net	39,007	14,304	17,378	-	70,689
Inventories, net	21,745	8,620	13,318	-	43,683
Prepaid expenses and other	(302,030)	299,437	19,046	-	16,453
Deferred income taxes, net of valuation allowance	-	-	1,957	-	1,957
Total current assets	(195,340)	322,485	91,118	-	218,263

Long-Term Assets:
Property, plant and equipment, net	45,854	22,494	11,939	-	80,287
Other Assets:
Investments and other, net	42,137	281	861	-	43,279
Investment in subsidiaries	390,439	-	-	(390,439)	-
Total long-term assets	478,430	22,775	12,800	(390,439)	123,566
Total Assets	$283,090	$345,260	$103,918	$(390,439)	$341,829

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$19,581	$11,292	$10,147	$-	$41,020
Accrued expenses and other	6,168	9,873	22,999	-	39,040
Total current liabilities	25,749	21,165	33,146	-	80,060

Long-Term Liabilities:
Long-term debt	183,000	-	-	-	183,000
Deferred income taxes	4,828	-	551	-	5,379
Other liabilities	3,110	360	3,517	-	6,987
Total long-term liabilities	190,938	360	4,068	-	195,366

Shareholders' Equity	66,403	323,735	66,704	(390,439)	66,403

Total Liabilities and Shareholders' Equity	$283,090	$345,260	$103,918	$(390,439)	$341,829

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

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

Supplemental condensed consolidating financial statements (continued):

	For the Three Months Ended June 30, 2009
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net Sales	$60,063	$28,541	$31,006	$(17,320)	$102,290

Costs and Expenses:
Cost of goods sold	54,502	24,940	25,814	(16,562)	88,694
Selling, general and administrative	11,927	6,123	9,046	(758)	26,338
Restructuring charges	306	6	1,239	-	1,551

Operating Loss	(6,672)	(2,528)	(5,093)	-	(14,293)

Interest expense (income), net	5,566	(1)	(27)	-	5,538
Other expense (income), net	(3,969)	1,323	2,382	-	(264)
Equity earnings from subsidiaries	10,102	-	-	(10,102)	-

Loss Before Income Taxes	(18,371)	(3,850)	(7,448)	10,102	(19,567)

Provision (benefit) for income taxes	1,393	-	(1,196)	-	197

Net Loss	$(19,764)	$(3,850)	$(6,252)	$10,102	$(19,764)

	For the Three Months Ended June 30, 2008
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net Sales	$113,800	$53,800	$73,534	$(27,905)	$213,229

Costs and Expenses:
Cost of goods sold	92,680	43,041	55,318	(27,164)	163,875
Selling, general and administrative	13,809	7,910	15,753	(741)	36,731
Loss on sale of property, plant and equipment, net	88	23	42	-	153
Restructuring charges	884	-	829	-	1,713

Operating Income	6,339	2,826	1,592	-	10,757

Interest expense (income), net	5,183	-	(303)	-	4,880
Other income, net	(2,744)	-	(125)	-	(2,869)
Equity earnings from subsidiaries	(4,341)	-	-	4,341	-

Income Before Income Taxes	8,241	2,826	2,020	(4,341)	8,746

Provision for income taxes	3,557	19	486	-	4,062

Net Income	$4,684	$2,807	$1,534	$(4,341)	$4,684

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

Supplemental condensed consolidating financial statements (continued):

	For the Six Months Ended June 30, 2009
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net Sales	$132,635	$60,167	$65,598	$(35,025)	$223,375

Costs and Expenses:
Cost of goods sold	117,895	52,734	53,521	(33,646)	190,504
Selling, general and administrative	23,969	12,689	18,136	(1,379)	53,415
Restructuring charges	322	488	1,699	-	2,509

Operating Loss	(9,551)	(5,744)	(7,758)	-	(23,053)

Interest expense (income), net	11,110	(1)	(74)	-	11,035
Other expense (income), net	(4,541)	1,323	2,385	-	(833)
Equity earnings from subsidiaries	15,204	-	-	(15,204)	-

Loss Before Income Taxes	(31,324)	(7,066)	(10,069)	15,204	(33,255)

Provision (benefit) for income taxes	20	-	(1,931)	-	(1,911)

Net Loss	$(31,344)	$(7,066)	$(8,138)	$15,204	$(31,344)

	For the Six Months Ended June 30, 2008
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net Sales	$217,846	$106,367	$143,865	$(51,779)	$416,299

Costs and Expenses:
Cost of goods sold	175,237	83,300	106,985	(50,394)	315,128
Selling, general and administrative	28,083	16,354	29,969	(1,385)	73,021
Loss on sale of property, plant and equipment, net	79	24	42	-	145
Restructuring charges	1,425	-	1,710	-	3,135

Operating Income	13,022	6,689	5,159	-	24,870

Interest expense (income), net	10,706	-	(454)	-	10,252
Other (income) expense, net	(6,065)	-	278	-	(5,787)
Equity earnings from subsidiaries	(10,466)	-	-	10,466	-

Income Before Income Taxes	18,847	6,689	5,335	(10,466)	20,405

Provision for income taxes	7,616	82	1,476	-	9,174

Net Income	$11,231	$6,607	$3,859	$(10,466)	$11,231

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

Supplemental condensed consolidating financial statements (continued):

	For the Six Months Ended June 30, 2009
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by (used for) operating activities	$(4,863)	$1,483	$780	$-	$(2,600)

INVESTING ACTIVITIES:
Capital expenditures	(4,439)	(1,440)	(864)	-	(6,743)
Proceeds from the sale of fixed assets	3	54	35	-	92
Net cash used for investing activities	(4,436)	(1,386)	(829)	-	(6,651)

Effect of exchange rate changes on cash and cash equivalents	-	-	2,040	-	2,040
Net change in cash and cash equivalents	(9,299)	97	1,991	-	(7,211)
Cash and cash equivalents at beginning of period	55,237	27	37,428	-	92,692
Cash and cash equivalents at end of period	$45,938	$124	$39,419	$-	$85,481

	For the Six Months Ended June 30, 2008
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$8,318	$2,224	$2,032	$-	$12,574

INVESTING ACTIVITIES:
Capital expenditures	(6,831)	(2,435)	(2,375)	-	(11,641)
Proceeds from the sale of fixed assets	141	1	165	-	307
Business acquisitions and other	-	-	(980)	-	(980)
Net cash used for investing activities	(6,690)	(2,434)	(3,190)	-	(12,314)

FINANCING ACTIVITIES:
Repayments of long-term debt	(17,000)	-	-	-	(17,000)
Share-based compensation activity, net	1,162	-	-	-	1,162
Premiums related to early extinguishment of debt	(553)	-	-	-	(553)
Net cash used for financing activities	(16,391)	-	-	-	(16,391)

Effect of exchange rate changes on cash and cash equivalents	-	-	1,549	-	1,549
Net change in cash and cash equivalents	(14,763)	(210)	391	-	(14,582)
Cash and cash equivalents at beginning of period	48,705	255	46,964	-	95,924
Cash and cash equivalents at end of period	$33,942	$45	$47,355	$-	$81,342

(16)  Subsequent Events

Management evaluated all activity of the Company through August 6, 2009 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the Notes thereto.

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

We recognized a net loss for the quarter ended June 30, 2009 of $19.8 million, or $(0.84) per diluted share, compared with net income of $4.7 million, or $0.20 per diluted share, for the second quarter of 2008.

Our second quarter 2009 results were negatively affected by the continued dramatic decline in the global commercial and North American automotive vehicle markets as well as the economy as a whole.  Production volumes in North American passenger car/light truck declined by 49.6% during the quarter ended June 30, 2009.  The commercial vehicle market production volumes in Europe and North America declined by 70.0% and 50.3%, respectively during the current quarter.  In addition, our results were affected by foreign currency exchange rates.  Foreign exchange translation adversely affected our revenues by approximately $5.1 million during the quarter ended June 30, 2009 when compared to the quarter ended June 30, 2008.  In addition, the results of our PST Eletrônica S.A. (“PST”) joint venture in Brazil declined between the two periods.  Equity earnings in the joint venture declined from $2.8 million for the second quarter of 2008 to $0.8 million in the second quarter of 2009 due to lower demand for PST’s security products.  Foreign currency fluctuations negatively affected our equity earnings from PST by approximately $0.2 million during the quarter ended June 30, 2009 as compared to the quarter ended June 30, 2008.

The decrease in selling, general and administrative expenses (“SG&A”) was primarily due to decreased design and development and reduced compensation and compensation related expenses incurred during the quarter ended June 30, 2009.  The decrease in design and development costs were caused by customers delaying new product launches in the near term as well as planned reductions in our design activities.

Also affecting our results were our restructuring initiatives. Costs incurred during the quarter ended June 30, 2009 related to these restructuring initiatives amounted to approximately $1.6 million and were primarily comprised of one-time termination benefits.  These restructuring actions were in response to the depressed conditions in the North American and European commercial vehicle and North American light vehicle markets.  Second quarter 2008 restructuring expenses were approximately $3.7 million and were comprised of one-time termination benefits and line-transfer expenses related to our initiative to improve the Company’s manufacturing efficiency and cost position by ceasing manufacturing operations at our Sarasota, Florida, and Mitcheldean, United Kingdom locations.

At June 30, 2009 and December 31, 2008, we maintained a cash and equivalents balance of $85.5 million and $92.7 million, respectively.  As discussed in Note 6 to the condensed consolidated financial statements, we have no borrowings under our asset-based credit facility.  At June 30, 2009 and December 31, 2008, we had borrowing capacity of $45.5 million and $57.7 million, respectively.

Significant factors inherent to our markets that could affect our results for the remainder of 2009 include the financial stability of our customers and suppliers.  Our results for 2009 also depend on conditions in the commercial and automotive vehicle markets, which are generally dependent on domestic and global economies.

On April 24, 2009, we entered into the United State Treasury’s Auto Supplier Program (the “Program”).  Entrance into the Program was retroactive to March 18, 2009.  As part of entrance into the Program, we were required to amend our credit facility, to allow us to sell certain accounts receivables due from General Motors Corporation (“GM”) or Chrysler, LLC (“Chrysler”) to GM Supplier Receivables LLC and Chrysler Receivables SPV LLC, respectively, special purpose entities created by the United States Treasury Department.  The Program guarantees these receivables, net of a two percent administrative fee imposed on the receivables included in the Program.  As a result of GM and Chrysler exiting bankruptcy, we opted out of the GM Program on June 25, 2009 and the Chrysler Program was terminated upon their exit from bankruptcy.

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

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Net Sales. Net sales for our reportable segments, excluding inter-segment sales, for the three months ended June 30, 2009 and 2008 are summarized in the following table (in thousands):

	Three Months Ended
	June 30,				Dollar	Percent
	2009		2008		Decrease	Decrease
Electronics	$65,894	64.4%	$149,416	70.1%	$(83,522)	(55.9	) %
Control Devices	36,396	35.6	63,813	29.9	(27,417)	(43.0	) %
Total net sales	$102,290	100.0%	$213,229	100.0%	$(110,939)	(52.0	) %

The decrease in net sales for our Electronics segment was primarily due to volume declines in North American and European commercial vehicle production.  Our net sales were negatively affected by foreign currency exchange rates of approximately $5.1 million between the two periods.

The decrease in net sales for our Control Devices segment was primarily attributable to production volume reductions at our major customers in the North American light vehicle market.

Net sales by geographic location for the three months ended June 30, 2009 and 2008 are summarized in the following table (in thousands):

	Three Months Ended
	June 30,				Dollar	Percent
	2009		2008		Decrease	Decrease

North America	$83,075	81.2%	$156,101	73.2%	$(73,026)	(46.8	) %
Europe and other	19,215	18.8	57,128	26.8	(37,913)	(66.4	) %
Total net sales	$102,290	100.0%	$213,229	100.0%	$(110,939)	(52.0	) %

The decrease in North American sales was primarily attributable to lower sales volume in our North American light vehicle and commercial vehicle markets.  Our decrease in sales outside North America was primarily due to lower sales volume in the European commercial vehicle market and adverse foreign exchange rate movements.

Condensed consolidated statements of operations as a percentage of net sales for the three months ended June 30, 2009 and 2008 are presented in the following table (in thousands):

	Three Months Ended
	June 30,					$ Increase /
	2009			2008		(Decrease)

Net Sales	$102,290	100.0%		$213,229	100.0%	$(110,939)

Costs and Expenses:
Cost of goods sold	88,694	86.7		163,875	76.9	(75,181)
Selling, general and administrative	26,338	25.7		36,884	17.3	(10,546)
Restructuring charges	1,551	1.5		1,713	0.8	(162)

Operating Income (Loss)	(14,293)	(13.9)		10,757	5.0	(25,050)

Interest expense, net	5,538	5.4		4,880	2.3	658
Equity in earnings of investees	(903)	(0.9)		(3,016)	(1.4)	2,113
Loss on early extinguishment of debt	-	-		271	0.1	(271)
Other expense (income), net	639	0.6		(124)	(0.1)	763

Income (Loss) Before Income Taxes	(19,567)	(19.0)		8,746	4.1	(28,313)

Provision for income taxes	197	0.2		4,062	1.9	(3,865)

Net Income (Loss)	$(19,764)	(19.2	) %	$4,684	2.2%	$(24,448)

Cost of Goods Sold. The increase in cost of goods sold as a percentage of sales was due to the significant decline in volume and a less favorable product mix related to our European commercial vehicle and North American commercial and light vehicle products during the quarter ended June 30, 2009.

Selling, General and Administrative Expenses. Product development expenses included in SG&A were $9.5 million and $13.3 million for the second quarters ended June 30, 2009 and 2008, respectively.  The decrease in design and development costs was caused by customers delaying new product launches in the near term as well as planned reductions in our design activities. The decrease in SG&A costs excluding product development expenses was due to lower employee related costs, primarily incentive compensation.

Restructuring Charges. Costs from our restructuring initiatives for the quarter ended June 30, 2009 decreased compared to the second quarter of 2008. Costs incurred during the quarter ended June 30, 2009 related to restructuring initiatives amounted to approximately $1.6 million and were primarily comprised of one-time termination benefits.  These restructuring actions were in response to the depressed conditions in the European and North American commercial vehicle markets as well as the North American automotive market.  Second quarter 2008 restructuring expenses were approximately $3.7 million and were comprised of one-time termination benefits and line-transfer expenses related to our initiative to improve the Company’s manufacturing efficiency and cost position by ceasing manufacturing operations at our Sarasota, Florida, and Mitcheldean, United Kingdom locations.  Restructuring expenses that were general and administrative in nature were included in the Company’s condensed consolidated statements of operations as restructuring charges, while the remaining restructuring related expenses were included in cost of goods sold.

Restructuring charges, general and administrative in nature, recorded by reportable segment during the three months ended June 30, 2009 were as follows (in thousands):

	Electronics	Control Devices	Total Consolidated Restructuring Charges

Severance costs	$1,435	$116	$1,551

Severance costs relate to a reduction in workforce.

Restructuring charges, general and administrative in nature, recorded by reportable segment during the three months ended June 30, 2008 were as follows (in thousands):

	Electronics	Control Devices	Total Consolidated Restructuring Charges
Severance costs.	$819	$375	$1,194
Other exit costs.	10	509	519
Total general and administrative restructuring charges	$829	$884	$1,713

Other exit costs include miscellaneous expenditures associated with exiting business activities.

Equity in Earnings of Investees.  The decrease in equity earnings of investees was predominately attributable to the decrease in equity earnings recognized from our PST joint venture.  Equity earnings for PST declined from $2.8 million for the quarter ended June 30, 2008 to $0.8 million for the quarter ended June 30, 2009. The decrease primarily reflects lower volumes for PST’s product lines and unfavorable exchange rates during the quarter ended June 30, 2009.  Foreign currency fluctuations negatively affected our equity earnings from PST by approximately $0.2 million during the quarter ended June 30, 2009 as compared to the quarter ended June 30, 2008.

Income (Loss) Before Income Taxes.  Income (loss) before income taxes is summarized in the following table by reportable segment (in thousands).

	Three Months Ended
	June 30,		Dollar	Percent
	2009	2008	Decrease	Decrease

Electronics	$(8,954)	$12,984	$(21,938)	(169.0	) %
Control Devices	(5,408)	(985)	(4,423)	(449.0	) %
Other corporate activities	301	1,739	(1,438)	(82.7	) %
Corporate interest expense, net	(5,506)	(4,992)	(514)	(10.3	) %
Income (loss) before income taxes	$(19,567)	$8,746	$(28,313)	(323.7	) %

The decrease in income (loss) before income taxes in the Electronics segment was primarily related to decreased revenue within our North American and European commercial vehicle markets and unfavorable product mix.  Additionally, these factors were favorably affected by foreign exchange rates during the quarter ended June 30, 2009 when converting functional currency to United States Dollars.

The increase in loss before income taxes in the Control Devices reportable segment was primarily due to lower revenue within our North American light vehicle market.

The decrease in income before income taxes from other corporate activities was primarily due to the $2.0 million decrease in equity earnings from our PST joint venture.  The decrease is partially offset by a decrease in compensation related expenses and the loss recognized on the purchase and retirement of $6.0 million in face value of our senior notes in the second quarter of 2008.

Income (loss) before income taxes by geographic location for the three months ended June 30, 2009 and 2008 is summarized in the following table (in thousands):

	Three Months Ended
	June 30,				Dollar	Percent
	2009		2008		Decrease	Decrease

North America	$(13,053)	66.7%	$8,215	93.9%	$(21,268)	(258.9	) %
Europe and other	(6,514)	33.3	531	6.1	(7,045)	NM
Income (loss) before income taxes	$(19,567)	100.0%	$8,746	100.0%	$(28,313)	(323.7	) %

NM - not meaningful

The decrease in our profitability in North America was primarily attributable to lower sales volumes within our North American commercial and light vehicle markets during the quarter ended June 30, 2009.  The decrease in profitability outside North America was primarily due to lower sales volumes during the quarter ended June 30, 2009.

Provision for Income Taxes. We recognized a provision for income taxes of $0.2 million, or (1.0)% of pre-tax loss, and $4.1 million, or 46.4% of the pre-tax income, for federal, state and foreign income taxes for the second quarters ended June 30, 2009 and 2008, respectively. As reported at December 31, 2008, the Company is in a cumulative loss position and provides a valuation allowance offsetting federal, state and certain foreign deferred tax assets. As a result, a tax benefit is not being provided for losses incurred in the first half of 2009, for federal, state and certain foreign jurisdictions. The inability to recognize a tax benefit for these losses and other deferred tax assets has a significant impact on our effective tax rate as well as the comparability of the current quarter and year-to-date effective tax rate to prior periods in which the Company had not recorded a federal valuation allowance.  The difference in the effective tax rate for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, was primarily attributable to the federal valuation allowance provided against the current year domestic loss which was partially offset by recording a tax benefit related to current period losses in certain foreign jurisdictions in which it is more likely than not that the benefit of those losses will be realized in the current year.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Net Sales. Net sales for our reportable segments, excluding inter-segment sales, for the six months ended June 30, 2009 and 2008 are summarized in the following table (in thousands):

	Six Months Ended
	June 30,				Dollar	Percent
	2009		2008		Decrease	Decrease
Electronics	$148,665	66.6%	$282,632	67.9%	$(133,967)	(47.4	) %
Control Devices	74,710	33.4	133,667	32.1	(58,957)	(44.1	) %
Total net sales	$223,375	100.0%	$416,299	100.0%	$(192,924)	(46.3	) %

The decrease in net sales for our Electronics segment was primarily due to volume declines in commercial vehicle production.  Our net sales were negatively affected by foreign currency exchange rates of approximately $11.8 million between the two periods.

The decrease in net sales for our Control Devices segment was primarily attributable to production volume reductions at our major customers in the North American light vehicle market.

Net sales by geographic location for the six months ended June 30, 2009 and 2008 are summarized in the following table (in thousands):

	Six Months Ended
	June 30,				Dollar	Percent
	2009		2008		Decrease	Decrease

North America	$182,305	81.6%	$303,299	72.9%	$(120,994)	(39.9	) %
Europe and other	41,070	18.4	113,000	27.1	(71,930)	(63.7	) %
Total net sales	$223,375	100.0%	$416,299	100.0%	$(192,924)	(46.3	) %

The decrease in North American sales was primarily attributable to lower sales volume in our North American light vehicle and commercial vehicle markets.  Our decrease in sales outside North America was primarily due to lower sales volume in the European commercial vehicle market and adverse foreign exchange rate movements.

Condensed consolidated statements of operations as a percentage of net sales for the six months ended June 30, 2009 and 2008 are presented in the following table (in thousands):

	Six Months Ended
	June 30,					$ Increase /
	2009			2008		(Decrease)

Net Sales	$223,375	100.0%		$416,299	100.0%	$(192,924)

Costs and Expenses:
Cost of goods sold	190,504	85.3		315,128	75.7	(124,624)
Selling, general and administrative	53,415	23.9		73,166	17.6	(19,751)
Restructuring	2,509	1.1		3,135	0.8	(626)
		-
Operating Income (Loss)	(23,053)	(10.3)		24,870	5.9	(47,923)

Interest expense, net	11,035	4.9		10,252	2.5	783
Equity in earnings of investees	(1,478)	(0.7)		(6,835)	(1.6)	5,357
Loss on early extinguishment of debt	-	-		770	0.2	(770)
Other expense, net	645	0.3		278	0.1	367
		-
Income (Loss) Before Income Taxes	(33,255)	(14.8)		20,405	4.7	(53,660)

Provision (benefit) for income taxes	(1,911)	(0.9)		9,174	2.2	(11,085)

Net Income (Loss)	$(31,344)	(13.9	) %	$11,231	2.5%	$(42,575)

Cost of Goods Sold.  The increase in cost of goods sold as a percentage of sales was due to the significant decline in volume and a less favorable product mix related to our European commercial vehicle and North American commercial and light vehicle products during the six months ended June 30, 2009.

Selling, General and Administrative Expenses.  Product development expenses included in SG&A were $18.0 million and $25.5 million for the six months ended June 30, 2009 and 2008, respectively.  The decrease in design and development costs was caused by customers delaying new product launches in the near term as well as planned reductions in our design activities. The decrease in SG&A costs excluding product development expenses was due to lower employee related costs, primarily incentive compensation.

Restructuring Charges. Costs from our restructuring initiatives for the six months ended June 30, 2009 decreased compared to the first six months of 2008. Costs incurred during the six months ended June 30, 2009 related to restructuring initiatives amounted to approximately $2.5 million and were primarily comprised of one-time termination benefits.  These restructuring actions were in response to the depressed conditions in the European and North American commercial vehicle markets as well as the North American automotive market.  Restructuring charges for the first six months of 2008 were approximately $3.7 million and were comprised of one-time termination benefits and line-transfer expenses related to our initiative to improve the Company’s manufacturing efficiency and cost position by ceasing manufacturing operations at our Sarasota, Florida, and Mitcheldean, United Kingdom locations.  Restructuring expenses that were general and administrative in nature were included in the Company’s condensed consolidated statements of operations as restructuring charges, while the remaining restructuring related expenses were included in cost of goods sold.

Restructuring charges, general and administrative in nature, recorded by reportable segment during the six months ended June 30, 2009 were as follows (in thousands):

	Electronics	Control Devices	Total Consolidated Restructuring Charges

Severance costs	$1,804	$613	$2,417
Contract termination costs	92	-	92
Total general and administrative restructuring charges	$1,896	$613	$2,509

Severance costs related to a reduction in workforce.  Contract termination cost represent costs associated with long-term lease objectives that were cancelled as part of the restructuring initiatives.

Restructuring charges, general and administrative in nature, recorded by reportable segment during the six months ended June 30, 2008 were as follows (in thousands):

	Electronics	Control Devices	Total Consolidated Restructuring Charges

Severance costs	$1,692	$740	$2,432
Other exit costs	18	685	703
Total general and administrative restructuring charges	$1,710	$1,425	$3,135

Other exit costs include miscellaneous expenditures associated with exiting business activities.

Equity in Earnings of Investees.  The decrease in equity earnings of investees was predominately attributable to the decrease in equity earnings recognized from our PST joint venture.  Equity earnings for PST declined from $6.4 million for the six months ended June 30, 2008 to $1.4 million for the six months ended June 30, 2009. The decrease primarily reflects lower volumes for PST’s product lines and unfavorable exchange rates during the six months ended June 30, 2009.  Foreign currency fluctuations negatively affected the Company’s equity earnings in PST by approximately $0.4 million for the six months ended June 30, 2009 as compared to the first six months of 2008.

Income (Loss) Before Income Taxes.  Income (loss) before income taxes is summarized in the following table by reportable segment (in thousands).

	Six Months Ended
	June 30,		Dollar	Percent
	2009	2008	Decrease	Decrease

Electronics	$(11,160)	$25,975	$(37,135)	(143.0	) %
Control Devices	(12,428)	1,091	(13,519)	NM
Other corporate activities	1,316	3,646	(2,330)	(63.9	) %
Corporate interest expense, net	(10,983)	(10,307)	(676)	(6.6	) %
Income (loss) before income taxes	$(33,255)	$20,405	$(53,660)	(263.0	) %

NM - Not meaningful

The decrease in income (loss) before income taxes in the Electronics segment was primarily related to decreased revenue from the North American and European commercial vehicle markets, as well as an unfavorable product mix during the six months ended June 30, 2009 when compared to the first six months of 2008.  Additionally, these factors were favorably affected by foreign exchange rates during the six months ended June 30, 2009 when converting functional currency to United States Dollars.

The decrease in income (loss) before income taxes in the Control Devices reportable segment was primarily due to lower revenue within our North American light vehicle market.

The decrease in income before income taxes from other corporate activities was primarily due to the $5.0 million decrease in equity earnings from our PST joint venture and a decrease in compensation related expenses.  This was partially offset by the loss recognized on the purchase and retirement of $17.0 million in face value of our senior notes in the six months ended June 30, 2008.

Income (loss) before income taxes by geographic location for the six months ended June 30, 2009 and 2008 is summarized in the following table (in thousands):

	Six Months Ended				Dollar	Percent
	June 30, 2009		June 30, 2008		Decrease	Decrease

North America	$(22,129)	66.5%	$18,136	88.9%	$(40,265)	(222.0	) %
Europe and other	(11,126)	33.5	2,269	11.1	(13,395)	(590.3	) %
Income (loss) before income taxes	$(33,255)	100.0%	$20,405	100.0%	$(53,660)	(263.0	) %

The decrease in our profitability in North America was primarily attributable to lower commercial and light vehicle sales volumes during the six months ended June 30, 2009.  The decrease in profitability outside North America was primarily due to lower sales volumes which was offset by favorable foreign exchange rates during the six months ended June 30, 2009.

Provision (Benefit) for Income Taxes. We recognized a benefit for income taxes of $1.9 million, or 5.7% of pre-tax loss, and a provision for income taxes of $9.2 million, or 45.0% of the pre-tax income, for federal, state and foreign income taxes for the six months ended June 30, 2009 and 2008, respectively. As reported at December 31, 2008, the Company is in a cumulative loss position and provides a valuation allowance offsetting federal, state and certain foreign deferred tax assets. As a result, a tax benefit is not being provided for losses incurred in the first half of 2009, for federal, state and certain foreign jurisdictions. The inability to recognize a tax benefit for these losses and other deferred tax assets has a significant impact on our effective tax rate as well as the comparability of the current quarter and year-to-date effective tax rate to prior periods in which the Company had not recorded a federal valuation allowance.  The difference in the effective tax rate for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, was primarily attributable to the federal valuation allowance provided against the current year domestic loss which was partially offset by recording a tax benefit related to current period losses in certain foreign jurisdictions in which it is more likely than not that the benefit of those losses will be realized in the current year.

Liquidity and Capital Resources

Summary of Cash Flows (in thousands):
	Six Months Ended
	June 30,		$ Increase /
	2009	2008	(Decrease)
Cash provided by (used for):
Operating activities	$(2,600)	$12,574	$(15,174)
Investing activities	(6,651)	(12,314)	5,663
Financing activities	-	(16,391)	16,391
Effect of exchange rate changes on cash and cash equivalents	2,040	1,549	491
Net change in cash and cash equivalents	$(7,211)	$(14,582)	$7,371

The decrease in net cash provided by operating activities was primarily due to lower earnings offset by lower accounts receivable balances at June 30, 2009.

The decrease in net cash used for investing activities reflects a decrease in cash used for capital projects and $1.1 million of cash used to acquire a Swedish aftermarket distributor of Stoneridge products in the first quarter of 2008.

The decrease in net cash used by financing activities was due to the cash purchase and retirement of $17.0 million in face value of the Company’s senior notes in the first six months of 2008.  There was no similar activity during the first six months of 2009.

Future capital expenditures are expected to be slightly lower than our recent expenditures, due to lower expected demand in the markets that we serve.  Our business plan continues to emphasize conserving cash while investing in near-term product launches and selectively investing in longer-term development projects.  Management will continue to focus on reducing its weighted average cost of capital and believes that cash flows from operations and the availability of funds from our asset-based credit facility will provide sufficient liquidity to meet our future growth and operating needs.

As outlined in Note 6 to our condensed consolidated financial statements, our asset-based credit facility, permits borrowing up to a maximum level of $100.0 million.  At June 30, 2009, there were no borrowings on this asset-based credit facility.  The available borrowing capacity on this credit facility is based on eligible current assets, as defined.  At June 30, 2009, the Company had borrowing capacity of $45.5 million based on eligible current assets.  The credit facility does not contain financial performance covenants which would constrain our borrowing capacity. However, restrictions do include limits on capital expenditures, operating leases, dividends and investment activities in a negative covenant which limits investment activities to $15.0 million minus certain guarantees and obligations.  The Company was in compliance with all covenants at June 30, 2009.

As of June 30, 2009, the Company’s $183.0 million of senior notes were redeemable at 101.917 percent of the principal amount.  Given that the Company’s senior notes are redeemable, we may seek to retire the senior notes through redemptions, cash purchases, open market purchases, privately negotiated transactions or otherwise.  Such redemptions, purchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  The amounts involved may be material.  During the first half of 2008, we purchased and retired $17.0 million in face value of the Company’s senior notes.

We are currently developing plans to consolidate our control devices business from two business units to one during the third quarter with the intent of further lowering our cost structure.  We anticipate that we will announce the projected costs and benefits of this consolidation during the third quarter.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2009, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

(a)	The Annual Meeting of Shareholders of Stoneridge, Inc. was held on May 4, 2009.

(b)	The following matters were submitted to a vote at the meeting:

The election of the following nominees, as directors of the Company. The vote with respect to each nominee was as follows:

Nominee	For	Withheld
John C. Corey	23,048,467	341,713
Jeffrey P. Draime	23,031,236	358,944
Douglas C. Jacobs	22,637,030	753,150
Ira C. Kaplan	23,030,803	359,377
Kim Korth	14,448,019	8,942,161
William M. Lasky	13,110,944	10,279,236
Paul J. Schlather	23,030,812	359,368

The ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year ended December 31, 2009. The results of the vote were as follows:

	For	Against	Abstain
Ratify Appointment of Accounting Firm	22,762,389	621,603	6,190

The proposal to approve the Long-Term Cash Incentive Plan. The results of the vote were as follows:

	For	Against	Abstain
Adopt Annual Incentive Plan	23,123,692	249,833	16,653

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Reference is made to the separate, “Index to Exhibits,” filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONERIDGE, INC.

Date: August 4, 2009	/s/ John C. Corey
John C. Corey President and Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 4, 2009	/s/ George E. Strickler
George E. Strickler
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit

10.1	Stoneridge, Inc. Long-Term Incentive Plan - 2007 form of amendment to the restricted shares grant agreement, filed herewith.

10.2	Stoneridge, Inc. Long-Term Incentive Plan - 2008 form of amendment to the restricted shares grant agreement, filed herewith.

10.3	Stoneridge, Inc. Long-Term Cash Incentive Plan, filed herewith.

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.