Form 10-Q
period 2009-09-30
STONERIDGE INC
filed 2009-11-09
CIK 1043337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2009

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

The number of Common Shares, without par value, outstanding as of October 23, 2009 was 25,294,335.

STONERIDGE, INC. AND SUBSIDIARIES

INDEX
		Page No.
PART I–FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008	2
	Condensed Consolidated Statements of Operations (Unaudited) For the Three and Nine Months Ended September 30, 2009 and 2008	3
	Condensed Consolidated Statements of Cash Flows (Unaudited) For the Nine Months Ended September 30, 2009 and 2008	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	35

PART II–OTHER INFORMATION

Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3.	Defaults Upon Senior Securities	36
Item 4.	Submission of Matters to a Vote of Security Holders	36
Item 5.	Other Information	36
Item 6.	Exhibits	36

Signatures		37
Index to Exhibits		38
EX – 31.1
EX – 31.2
EX – 32.1
EX – 32.2

PART I–FINANCIAL INFORMATION

Item 1.  Financial Statements.

STONERIDGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$84,442	$92,692
Accounts receivable, less reserves of $3,492 and $4,204, respectively	86,245	96,535
Inventories, net	37,541	54,800
Prepaid expenses and other	16,789	9,069
Deferred income taxes	1,868	1,495
Total current assets	226,885	254,591

Long-Term Assets:
Property, plant and equipment, net	77,941	87,701
Other Assets:
Investments and other, net	48,575	40,145
Total long-term assets	126,516	127,846
Total Assets	$353,401	$382,437

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$44,104	$50,719
Accrued expenses and other	42,427	43,485
Total current liabilities	86,531	94,204

Long-Term Liabilities:
Long-term debt	183,000	183,000
Deferred income taxes	7,073	7,002
Other liabilities	6,905	6,473
Total long-term liabilities	196,978	196,475

Shareholders' Equity:
Preferred Shares, without par value, authorized 5,000 shares, none issued	-	-
Common Shares, without par value, authorized 60,000 shares, issued 25,294 and 24,772 shares and outstanding 25,010 and 24,665 shares, respectively, with no stated value	-	-
Additional paid-in capital	158,489	158,039
Common Shares held in treasury, 284 and 107 shares, respectively, at cost	(289)	(129)
Accumulated deficit	(91,342)	(59,155)
Accumulated other comprehensive income (loss)	3,034	(6,997)
Total shareholders’ equity	69,892	91,758
Total Liabilities and Shareholders' Equity	$353,401	$382,437

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net Sales	$117,992	$178,434	$341,367	$594,733

Costs and Expenses:
Cost of goods sold	90,909	143,089	281,413	458,217
Selling, general and administrative	23,139	31,668	76,554	104,834
Restructuring charges	1,310	2,742	3,819	5,877

Operating Income (Loss)	2,634	935	(20,419)	25,805

Interest expense, net	5,559	5,049	16,594	15,301
Equity in earnings of investees	(3,386)	(4,371)	(4,864)	(11,206)
Loss on early extinguishment of debt	-	-	-	770
Other expense (income), net	(198)	(234)	447	44

Income (Loss) Before Income Taxes	659	491	(32,596)	20,896

Provision (benefit) for income taxes	1,502	855	(409)	10,029

Net Income (Loss)	$(843)	$(364)	$(32,187)	$10,867

Basic net income (loss) per share	$(0.04)	$(0.02)	$(1.37)	$0.47
Basic weighted average shares outstanding	23,761	23,405	23,580	23,353

Diluted net income (loss) per share	$(0.04)	$(0.02)	$(1.37)	$0.46
Diluted weighted average shares outstanding	23,761	23,405	23,580	23,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2009	2008
OPERATING ACTIVITIES:
Net income (loss)	$(32,187)	$10,867
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities -
Depreciation	15,251	20,706
Amortization	733	1,050
Deferred income taxes	(1,207)	7,039
Equity in earnings of investees	(4,864)	(11,206)
Loss (gain) on sale of property, plant and equipment	292	(42)
Share-based compensation expense	854	2,666
Loss on extinguishment of debt	-	770
Changes in operating assets and liabilities -
Accounts receivable, net	11,228	5,235
Inventories, net	18,272	(12,179)
Prepaid expenses and other	(2,704)	(1,654)
Accounts payable	(7,995)	(1,652)
Accrued expenses and other	(251)	9,068
Net cash provided by (used for) operating activities	(2,578)	30,668

INVESTING ACTIVITIES:
Capital expenditures	(8,779)	(17,956)
Proceeds from sale of property, plant and equipment	88	435
Business acquisitions and other	-	(980)
Net cash used for investing activities	(8,691)	(18,501)

FINANCING ACTIVITIES:
Repayments of long-term debt	-	(17,000)
Share-based compensation activity, net	-	1,305
Premiums related to early extinguishment of debt	-	(553)
Other financing costs	(50)	-
Net cash used for financing activities	(50)	(16,248)

Effect of exchange rate changes on cash and cash equivalents	3,069	(2,232)

Net change in cash and cash equivalents	(8,250)	(6,313)

Cash and cash equivalents at beginning of period	92,692	95,924

Cash and cash equivalents at end of period	$84,442	$89,611

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

(1)  Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Stoneridge, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations.  The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.

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

(2)  Inventories

Inventories are valued at the lower of cost or market.  Cost is determined by the last-in, first-out (“LIFO”) method for approximately 67% and 72% of the Company’s inventories at September 30, 2009 and December 31, 2008, respectively, and by the first-in, first-out (“FIFO”) method for all other inventories.  The Company adjusts its excess and obsolescence reserve at least on a quarterly basis.  Excess inventories are quantities of items that exceed anticipated sales or usage for a reasonable period.  The Company has guidelines for calculating provisions for excess inventories based on the number of months of inventories on hand compared to anticipated sales or usage.  Management uses its judgment to forecast sales or usage and to determine what constitutes a reasonable period.  Inventory cost includes material, labor and overhead.  Inventories consist of the following:

	September 30,	December 31,
	2009	2008

Raw materials	$18,377	$32,981
Work-in-progress	7,406	8,876
Finished goods	14,981	15,890
Total inventories	40,764	57,747
Less: LIFO reserve	(3,223)	(2,947)
Inventories, net	$37,541	$54,800

(3)  Fair Value of Financial Instruments

Financial Instruments

A financial instrument is cash or a contract that imposes an obligation to deliver or conveys a right to receive cash or another financial instrument.  The carrying values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of fair value because of the short maturity of these instruments.  The estimated fair value of the Company’s senior notes (fixed rate debt) at September 30, 2009 and December 31, 2008, per quoted market sources, was $173.9 million and $124.4 million, respectively.  The carrying value was $183.0 million as of September 30, 2009 and December 31, 2008.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

  Derivative Instruments and Hedging Activities

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (Accounting Standards Codification TM (“ASC”) Topic 815) which expands the quarterly and annual disclosure requirements about the Company’s derivative instruments and hedging activities.  The adoption of ASC Topic 815 did not have an effect on the Company’s financial position, results of operations or cash flows.

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

The Company conducts business internationally and therefore is exposed to foreign currency exchange risk.  The Company uses derivative financial instruments as cash flow hedges to mitigate its exposure to fluctuations in foreign currency exchange rates by reducing the affect of such fluctuations on foreign currency denominated intercompany transactions and other foreign currency exposures.  The currencies hedged by the Company include the British pound, Swedish krona and Mexican peso.  In certain instances, the foreign currency forward contracts are marked to market, with gains and losses recognized in the Company’s condensed consolidated statement of operations as a component of other expense (income), net.  The Company’s foreign currency forward contracts substantially offset gains and losses on the underlying foreign currency denominated transactions.  As of September 30, 2009 and December 31, 2008, the Company held foreign currency forward contracts to reduce the exposure related to the Company’s British pound-denominated intercompany receivables.  In addition, at September 30, 2009 the Company held a foreign currency hedge contract to reduce the exposure related to the Company’s Swedish krona-denominated intercompany receivables.  These contracts expire in December 2009.  For the nine months ended September 30, 2009, the Company recognized a $548 loss related to the British pound and Swedish krona contracts in the condensed consolidated statement of operations as a component of other expense (income), net.  The Company also holds contracts intended to reduce exposure to the Mexican peso.  These contracts were executed to hedge forecasted transactions, and therefore the contracts are accounted for as cash flow hedges.  These Mexican peso-denominated foreign currency option contracts expire monthly throughout 2009.  The effective portion of the unrealized gain or loss is deferred and reported in the Company’s condensed consolidated balance sheets as a component of accumulated other comprehensive income (loss).  The Company’s expectation is that the cash flow hedges will be highly effective in the future.  The effectiveness of the transactions has been and will be measured on an ongoing basis using regression analysis.

To mitigate the risk of future price volatility and, consequently, fluctuations in gross margins, the Company entered into fixed price commodity swaps with a financial institution to fix the cost of copper purchases.   In December 2007, the Company entered into a fixed price swap contract for 1.0 million pounds of copper, which expired on December 31, 2008.  In September 2008, the Company entered into a fixed price swap contract for 1.4 million pounds of copper, which covers the period from January 2009 to December 2009.  Because these contracts were executed to hedge forecasted transactions, the contracts are accounted for as cash flow hedges.  The unrealized gain or loss for the effective portion of the hedge is deferred and reported in the Company’s condensed consolidated balance sheets as a component of accumulated other comprehensive income (loss). The Company deems these cash flow hedges to be highly effective.  The effectiveness of the transactions has been and will be measured on an ongoing basis using regression analysis.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

The notional amounts and fair values of derivative instruments in the condensed consolidated balance sheets are as follows:

	Notional amounts[1]		Prepaid expenses and other assets		Accrued expenses and other liabilities
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2009	2008	2009	2008	2009	2008
Derivatives designated as hedging instruments:
Forward currency contracts	$8,748	$35,457	$-	$-	$323	$2,930
Commodity contracts	1,021	4,085	-	-	44	2,104
	9,769	39,542	-	-	367	5,034

Derivatives not designated as hedging instruments:
Forward currency contracts	8,239	8,762	-	2,101	23	-
Total derivatives	$18,008	$48,304	$-	$2,101	$390	$5,034

1 - Notional amounts represent the gross contract / notional amount of the derivatives outstanding.

Amounts recorded in other comprehensive income in shareholders’ equity and in net loss for the three months ended September 30, 2009 are as follows:

	Amount of gain recorded in other comprehensive income	Amount of gain (loss) reclassified from other comprehensive income into net loss	Location of loss reclassified from other comprehensive income into net loss
Derivatives designated as cash flow hedges:
Forward currency contracts	$73	$217	Cost of goods sold
Commodity contracts	420	(91)	Cost of goods sold
	$493	$126

Amounts recorded in other comprehensive income in shareholder’s equity and in net loss for the nine months ended September 30, 2009 are as follows:

	Amount of gain recorded in other comprehensive income	Amount of loss reclassified from other comprehensive income into net loss	Location of loss reclassified from other comprehensive income into net loss
Derivatives designated as cash flow hedges:
Forward currency contracts	$2,607	$(1,748)	Cost of goods sold
Commodity contracts	2,060	(849)	Cost of goods sold
	$4,667	$(2,597)

These derivatives will be reclassified from other comprehensive income to the consolidated statement of operations over the next three months.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

Effective January 1, 2009, the Company adopted SFAS No. 157, Fair Value Measurements (ASC Topic 820) as it relates to nonfinancial assets and nonfinancial liabilities measured on a non-recurring basis.  The Company adopted ASC Topic 820 for financial assets and financial liabilities on January 1, 2008.  This guidance clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements.  The adoption of ASC Topic 820 did not have a material effect on the Company’s fair value measurements.

The following table presents our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

	September 30, 2009			December 31,
		Fair Value Estimated Using		2008
	Fair Value	Level 1 inputs(1)	Level 2 inputs(2)	Fair Value

Financial assets carried at fair value

Available for sale security	$242	$242	$-	$252
Forward currency contracts	-	-	-	2,101

Total financial assets carried at fair value	$242	$242	$-	$2,353

Financial liabilities carried at fair value

Forward currency contracts	$323	$-	$323	$2,930
Commodity hedge contracts	44	-	44	2,104

Total financial liabilities carried at fair value	$367	$-	$367	$5,034

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

(4)  Share-Based Compensation

Total compensation expense recognized in the condensed consolidated statements of operations for share-based compensation arrangements was $257 and $764 for the three months ended September 30, 2009 and 2008, respectively.  For the nine months ended September 30, 2009 and 2008, total compensation expense recognized in the condensed consolidated statements of operations for share-based compensation arrangements was $854 and $2,666, respectively.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

(5)  Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income (loss)	$(843)	$(364)	$(32,187)	$10,867
Other comprehensive income (loss):
Currency translation adjustments	3,669	(11,230)	5,563	(6,120)
Pension liability adjustments	61	48	(189)	38
Unrealized gain (loss) on marketable securities	9	11	(10)	(1)
Unrecognized gain (loss) on derivatives	493	(332)	4,667	16
Total other comprehensive income (loss)	4,232	(11,503)	10,031	(6,067)
Comprehensive income (loss)	$3,389	$(11,867)	$(22,156)	$4,800

Accumulated other comprehensive income (loss), net of tax is comprised of the following:

	September 30,	December 31,
	2009	2008

Currency translation adjustments	$5,569	$6
Pension liability adjustments	(2,148)	(1,959)
Unrealized loss on marketable securities	(40)	(30)
Unrecognized loss on derivatives	(347)	(5,014)
Accumulated other comprehensive income (loss)	$3,034	$(6,997)

6)  Long-Term Debt

Senior Notes

The Company had $183.0 million of senior notes outstanding at September 30, 2009 and December 31, 2008, respectively.  During 2008, the Company repurchased and retired $17.0 million in face value of the senior notes.  The outstanding senior notes bear interest at an annual rate of 11.50% and mature on May 1, 2012.  The senior notes are redeemable, at the Company’s option, at 101.917 until April 30, 2010.  The senior notes will remain redeemable at various levels until the maturity date.  Interest is payable on May 1 and November 1 of each year.  The senior notes do not contain financial covenants.  The Company was in compliance with all non-financial covenants at September 30, 2009 and December 31, 2008.

Credit Facility

On November 2, 2007, the Company entered into an asset-based credit facility (the “credit facility”), which permits borrowing up to a maximum level of $100.0 million.  At September 30, 2009 and December 31, 2008, there were no borrowings on this credit facility.   The available borrowing capacity on this credit facility is based on eligible current assets, as defined.  At September 30, 2009 and December 31, 2008, the Company had borrowing capacity of $51.5 million and $57.7 million, respectively based on eligible current assets.  The credit facility does not contain financial performance covenants which would constrain our borrowing capacity. However, restrictions do include limits on capital expenditures, operating leases, dividends and investment activities in a negative covenant which limits investment activities to $15.0 million minus certain guarantees and obligations.  The credit facility expires on November 1, 2011 and requires a commitment fee of 0.25% on the unused balance.  Interest is payable quarterly at either (i) the higher of the prime rate or the Federal Funds rate plus 0.50%, plus a margin of 0.00% to 0.25% or (ii) LIBOR plus a margin of 1.00% to 1.75%, depending upon the Company’s undrawn availability, as defined.  The Company was in compliance with all covenants at September 30, 2009 and December 31, 2008.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

On October 9, 2009, the Company entered into Amendment No. 3 (the “Amendment”) to the credit facility.  The Amendment enabled the Company to acquire a 51% equity interest in New Bolton Conductive Systems, LLC (“New BCS”), a wiring business located in Walled Lake, Michigan and have an option to purchase the remaining 49% of New BCS, with New BCS being excluded from certain restrictive covenants in the credit facility applicable to subsidiaries.  The acquisition of New BCS is discussed within Note 16, Subsequent Events.  In addition, the Amendment redefines certain foreign subsidiaries of the Company as non borrowers and permits certain internal transactions that will facilitate the implementation of a more efficient cash management structure.  The Amendment did not change the Company’s borrowing capacity.

(7)  Net Income (Loss) Per Share

Basic net income (loss) per share was computed by dividing net income (loss) by the weighted-average number of Common Shares outstanding for each respective period.  Diluted net income per share was calculated by dividing net income by the weighted-average of all potentially dilutive Common Shares that were outstanding during the periods presented.  For all periods in which the Company recognized a net loss the Company has recognized zero dilutive effect from securities as no anti-dilution is permitted.

Actual weighted-average shares outstanding used in calculating basic and diluted net income (loss) per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Basic weighted-average shares outstanding	23,761,019	23,405,209	23,580,024	23,353,085
Effect of dilutive securities	-	-	-	374,829
Diluted weighted-average shares outstanding	23,761,019	23,405,209	23,580,024	23,727,914

Options not included in the computation of diluted net income (loss) per share to purchase 180,250 and 50,000 Common Shares at an average price of $9.57 and $15.73, respectively, per share were outstanding at September 30, 2009 and September 30, 2008, respectively.  These outstanding options were not included in the computation of diluted net income (loss) per share because their respective exercise prices were greater than the average market price of Common Shares.

There were 400,425 and 628,275 performance-based restricted shares outstanding at September 30, 2009 and September 30, 2008, respectively. These shares were not included in the computation of diluted net income (loss) per share because not all vesting conditions were achieved as of September 30, 2009 and 2008.  These shares may or may not become dilutive based on the Company’s ability to exceed future earnings thresholds.

(8)  Restructuring

On October 29, 2007, the Company announced restructuring initiatives to improve manufacturing efficiency and cost position by ceasing manufacturing operations at its Sarasota, Florida and Mitcheldean, United Kingdom locations.  In the third quarter of 2008, the Company began additional restructuring initiatives in our Canton, Massachusetts location and in the fourth quarter of 2008, the Company began additional restructuring initiatives in our Orebro, Sweden and Tallinn, Estonia locations as well as additional initiatives in our Canton, Massachusetts location.  In response to the depressed conditions in the North American and European commercial vehicle and automotive markets, the Company also began restructuring initiatives in our Juarez, Mexico, Tallinn, Estonia and Canton, Massachusetts locations during the first quarter of 2009.  The Company began additional restructuring initiatives during the second quarter of 2009 in our Lexington, Ohio, Orebro and Bromma, Sweden and Juarez and Monclova, Mexico locations as a result of decline in the North American and European commercial vehicle and automotive market conditions.  In the third quarter of 2009, as part of the Company’s continuing overall restructuring initiatives the Company consolidated of certain management positions at our Lexington, Ohio and Canton, Massachusetts facilities and the Company began further restructuring initiatives at our Juarez, Chihuahua and Monclova, Mexico locations as a result of the continued decline of the North American commercial vehicle market.  The Company continued restructuring initiatives begun during the second quarter of 2009 in our Bromma, Sweden location.  In connection with these initiatives, the Company recorded restructuring charges of $1,310 and $4,828 in the Company’s condensed consolidated statement of operations for the three months ended September 30, 2009 and 2008, respectively.  Restructuring charges for the nine months ended September 30, 2009 and 2008 were $3,843 and $11,005, respectively.  Restructuring expenses that were general and administrative in nature were included in the Company’s condensed consolidated statement of operations as part of restructuring charges, while the remaining restructuring related charges were included in cost of goods sold.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

In 2009, the Company has classified the Sarasota, Florida facility as an asset held for sale and has included the net book value of the facility within the September 30, 2009 condensed consolidated balance sheet as a component of prepaid expenses and other.

The charges related to the restructuring initiatives that belong to the Electronics reportable segment included the following:

	Severance Costs	Contract Termination Costs	Other Associated Costs	Total

Total expected restructuring charges	$5,608	$1,685	$2,401	$9,694

Accrued balance at December 31, 2007	468	-	-	468

2008 charge to expense	2,830	1,305	2,401	6,536
Cash payments	(2,767)	-	(2,221)	(4,988)

Accrued balance at December 31, 2008	531	1,305	180	2,016

First quarter 2009 charge to expense	369	91	-	460
Second quarter 2009 charge to expense	1,435	-	-	1,435
Third quarter 2009 charge to expense	939	-	-	939
Foreign currency translation effect	-	289	-	289
Cash payments	(2,891)	(464)	(180)	(3,535)

Accrued balance at September 30, 2009	$383	$1,221	$-	$1,604

Remaining expected restructuring charge	$35	$-	$-	$35

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

The charges related to the restructuring initiatives that belong to the Control Devices reportable segment included the following:

	Severance Costs	Other Associated Costs	Total (A)

Total expected restructuring charges	$3,505	$6,350	$9,855

Accrued balance at December 31, 2007	357	99	456

2008 charge to expense	2,521	6,325	8,846
Cash payments	(1,410)	(6,024)	(7,434)

Accrued balance at December 31, 2008	1,468	400	1,868

First quarter 2009 charge to expense	497	25	522
Second quarter 2009 charge to expense	116	-	116
Third quarter 2009 charge to expense	371	-	371
Cash payments	(2,137)	(166)	(2,303)

Accrued balance at September 30, 2009	$315	$259	$574

Remaining expected restructuring charge	$-	$-	$-

(A)	Total expected restructuring charges does not include the expected gain from the future sale of the Company’s Sarasota, Florida, facility.

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

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

The following provides a reconciliation of changes in product warranty and recall liability for the nine months ended September 30, 2009 and 2008:

	2009	2008

Product warranty and recall at beginning of period	$5,527	$5,306
Accruals for products shipped during period	1,747	4,257
Aggregate changes in pre-existing liabilities due to claims developments	440	988
Settlements made during the period (in cash or in kind)	(4,053)	(4,262)
Product warranty and recall at end of period	$3,661	$6,289

(10)  Employee Benefit Plans

The Company has a single defined benefit pension plan that covers certain former employees in the United Kingdom.  The components of net periodic cost (benefit) under the defined benefit pension plan are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Service cost	$14	$35	$42	$105
Interest cost	219	316	657	948
Expected return on plan assets	(165)	(361)	(495)	(1,083)
Amortization of actuarial loss	43	-	129	-
Net periodic cost (benefit)	$111	$(10)	$333	$(30)

The Company expects to contribute $94 to its pension plan in 2009.  Of this amount, contributions of $78 have been made to the pension plan as of September 30, 2009.

In March 2009, the Company adopted the Stoneridge, Inc. Long-Term Cash Incentive Plan (“LTCIP”) and granted awards to certain officers and key employees.  For 2009, the awards under the LTCIP provide recipients with the right to receive cash three years from the date of grant depending on the Company’s actual earnings per share performance for a performance period comprised of 2009, 2010 and 2011 fiscal years.  The Company will record an accrual for an award to be paid in the period earned based on anticipated achievement of the performance goal.  If the participant voluntarily terminates employment or is discharged for cause, as defined in the LTCIP, the award will be forfeited.  In May 2009, the LTCIP was approved by the Company’s shareholders.  The Company has not recorded an accrual for the awards granted under the LTCIP at September 30, 2009 as the achievement of the performance goal is not considered probable at this time.

Effective June 1, 2009 the Company discontinued matching contributions to the Company’s 401(k) plan covering substantially all of its employees in the United States.

(11)  Income Taxes

The Company recognized a provision for income taxes of $1,502, or 228.3% of pre-tax income, and $855, or 174.1% of pre-tax income, for federal, state and foreign income taxes for the three months ended September 30, 2009 and 2008, respectively.  The Company recognized a provision (benefit) for income taxes of $(409), or (1.3)% of pre-tax loss, and $10,029, or 48.0% of pre-tax income, for federal, state and foreign income taxes for the nine months ended September 30, 2009 and 2008, respectively. As reported at December 31, 2008, the Company is in a cumulative loss position and provides a valuation allowance offsetting federal, state and certain foreign deferred tax assets. As a result, a tax benefit is not being provided for losses incurred during the first nine months of 2009, for federal, state and certain foreign jurisdictions. The inability to recognize a tax benefit for these losses and other deferred tax assets has a significant negative affect on our effective tax rate as well as the comparability of the current quarter and year-to-date effective tax rate to prior periods in which the Company had not recorded a federal valuation allowance.  The difference in the effective tax rate for the three and nine month periods ended September 30, 2009 compared to the three and nine month periods ended September 30, 2008, was primarily attributable to the valuation allowance for federal and state deferred tax assets provided against the current year domestic loss which was partially offset by recording a tax benefit related to current period losses in certain foreign jurisdictions in which it is more likely than not that the benefit of those losses will be realized.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

(12)  Accounting Pronouncements

In June 2009, the FASB issued Accounting Standards Update No. 2009-01, Generally Accepted Accounting Principles (ASC Topic 105), which establishes the FASB Accounting Standards CodificationTM (“Codification”) as the official single source of authoritative U.S. GAAP.  All existing accounting standards are superseded.  All other accounting guidance not included in the Codification will be considered non-authoritative.  The Codification also includes all relevant SEC guidance organized using the same topical structure in separate sections within the Codification.  The Codification is effective for the Company’s financial statements for the quarter ended September 30, 2009 and the principal effect on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.  In order to ease the transition to the Codification, the Company is providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (ASC Topic 805).  This guidance improves reporting by creating greater consistency in the accounting and financial reporting of business combinations.  Additionally, it requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.  We adopted this guidance effective January 1, 2009.  We do not expect the adoption of ASC Topic 805 to have a material effect on the Company’s financial position, results of operations or cash flows from the acquisition of New BCS, which is discussed further in Note 16, Subsequent Events.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51 (ASC Topic 810-10-65).  This guidance improves the relevance, comparability and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way.  Additionally, it eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions.  We adopted this guidance effective January 1, 2009.  The adoption of this guidance did not have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2008, the FASB issued Staff Position 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (ASC Topic 715-20-65).  This guidance will require entities to provide enhanced disclosures about how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets.  This guidance is effective for the Company beginning with its year ending December 31, 2009.  The Company is currently assessing the potential effect, if any, on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (ASC Topic 810-10).  This updated guidance requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This update becomes effective for the Company on January 1, 2010. Management does not currently expect that the update will have a material effect on the Company’s financial position, results of operations or cash flow.

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

A summary of financial information by reportable segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net Sales
Electronics	$70,165	$126,636	$218,830	$409,268
Inter-segment sales	2,734	2,464	6,531	10,211
Electronics net sales	72,899	129,100	225,361	419,479

Control Devices	47,827	51,798	122,537	185,465
Inter-segment sales	852	1,067	2,237	3,671
Control Devices net sales	48,679	52,865	124,774	189,136

Eliminations	(3,586)	(3,531)	(8,768)	(13,882)
Total consolidated net sales	$117,992	$178,434	$341,367	$594,733

Income (Loss) Before Income Taxes
Electronics	$(348)	$7,001	$(11,508)	$32,976
Control Devices	2,035	(6,523)	(10,393)	(5,432)
Other corporate activities	4,459	5,129	5,775	8,775
Corporate interest expense, net	(5,487)	(5,116)	(16,470)	(15,423)
Total consolidated income (loss) before income taxes	$659	$491	$(32,596)	$20,896

Depreciation and Amortization
Electronics	$2,179	$2,724	$6,704	$9,646
Control Devices	2,725	3,690	8,343	11,191
Corporate activities	80	26	204	21
Total consolidated depreciation and amortization(A)	$4,984	$6,440	$15,251	$20,858

(A)   These amounts represent depreciation and amortization on fixed and certain intangible assets.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest Expense (Income), net
Electronics	$73	$(60)	$127	$(113)
Control Devices	(1)	(7)	(3)	(9)
Corporate activities	5,487	5,116	16,470	15,423
Total consolidated interest expense, net	$5,559	$5,049	$16,594	$15,301

Capital Expenditures
Electronics	$900	$2,736	$3,314	$7,480
Control Devices	989	3,580	4,665	10,512
Corporate activities	148	(1)	800	(36)
Total consolidated capital expenditures	$2,037	$6,315	$8,779	$17,956

	September 30,	December 31,
Total Assets	2009	2008
Electronics	$160,617	$183,574
Control Devices	93,905	98,608
Corporate(B)	247,584	239,425
Eliminations	(148,705)	(139,170)
Total consolidated assets	$353,401	$382,437

(B)       Assets contained at Corporate consist primarily of cash, intercompany receivables and equity investments.

The following table presents net sales and non-current assets for each of the geographic areas in which the Company operates:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Net Sales	2009	2008	2009	2008
North America	$95,212	$131,966	$277,517	$435,265
Europe and other	22,780	46,468	63,850	159,468
Total consolidated net sales	$117,992	$178,434	$341,367	$594,733

	September 30,	December 31,
Non-Current Assets	2009	2008
North America	$108,659	$110,507
Europe and other	17,857	17,339
Total consolidated non-current assets	$126,516	$127,846

(14)  Investments

PST Eletrônica S.A.

The Company has a 50% equity interest in PST Eletrônica S.A. (“PST”), a Brazilian electronic system provider focused on security and convenience applications primarily for the vehicle and motorcycle industry.  The investment is accounted for under the equity method of accounting. The Company’s investment in PST was $39,957 and $31,021 at September 30, 2009 and December 31, 2008, respectively.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

Condensed financial information for PST is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues	$38,596	$50,846	$90,584	$141,238
Cost of sales	$19,231	$20,073	$46,229	$66,042

Total pre-tax income	$6,018	$10,503	$9,324	$26,301
The Company's share of pre-tax income	$3,009	$5,251	$4,662	$13,151

Equity in earnings of PST included in the condensed consolidated statements of operations was $3,241 and $4,192 for the three months ended September 30, 2009 and 2008, respectively.  For the nine months ended September 30, 2009 and 2008, equity in earnings of PST was $4,629 and $10,634, respectively.

Minda Stoneridge Instruments Ltd.

The Company has a 49% interest in Minda Stoneridge Instruments Ltd. (“Minda”), a company based in India that manufactures electronics and instrumentation equipment for the motorcycle and commercial vehicle market.  The investment is accounted for under the equity method of accounting.  The Company’s investment in Minda was $4,887 and $4,673 at September 30, 2009 and December 31, 2008, respectively.  Equity in earnings of Minda included in the condensed consolidated statements of operations were $145 and $179, for the three months ended September 30, 2009 and 2008, respectively.  For the nine months ended September 30, 2009 and 2008, equity in earnings of Minda was $235 and $572, respectively.

(15)  Guarantor Financial Information

The senior notes and the credit facility are fully and unconditionally guaranteed, jointly and severally, by each of the Company’s existing and future domestic wholly owned subsidiaries (Guarantor Subsidiaries). The Company’s non-U.S. subsidiaries do not guarantee the senior notes (Non-Guarantor Subsidiaries).

Presented below are summarized consolidating financial statements of the Parent (which includes certain of the Company’s operating units), the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the Company on a condensed consolidated basis as of September 30, 2009 and December 31, 2008 and for each of the three and nine months ended September 30, 2009 and 2008.

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

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

	September 30, 2009
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS

Current Assets:
Cash and cash equivalents	$47,997	$26	$36,419	$-	$84,442
Accounts receivable, net	50,203	19,047	16,995	-	86,245
Inventories, net	18,416	6,749	12,376	-	37,541
Prepaid expenses and other	(305,234)	301,199	20,824	-	16,789
Deferred income taxes,	-	-	1,868	-	1,868
Total current assets	(188,618)	327,021	88,482	-	226,885

Long-Term Assets:
Property, plant and equipment, net	45,013	21,071	11,857	-	77,941
Other Assets:
Investments and other, net	47,317	295	963	-	48,575
Investment in subsidiaries	394,175	-	-	(394,175)	-
Total long-term assets	486,505	21,366	12,820	(394,175)	126,516
Total Assets	$297,887	$348,387	$101,302	$(394,175)	$353,401

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$23,048	$13,276	$7,780	$-	$44,104
Accrued expenses and other	11,788	9,584	21,055	-	42,427
Total current liabilities	34,836	22,860	28,835	-	86,531

Long-Term Liabilities:
Long-term debt	183,000	-	-	-	183,000
Deferred income taxes	7,135	-	(62)	-	7,073
Other liabilities	3,024	360	3,521	-	6,905
Total long-term liabilities	193,159	360	3,459	-	196,978

Shareholders' Equity	69,892	325,167	69,008	(394,175)	69,892

Total Liabilities and Shareholders’ Equity	$297,887	$348,387	$101,302	$(394,175)	$353,401

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

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

Supplemental condensed consolidating financial statements (continued):

	For the Three Months Ended September 30, 2009
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net Sales	$66,457	$34,802	$33,515	$(16,782)	$117,992

Costs and Expenses:
Cost of goods sold	56,038	26,864	24,205	(16,198)	90,909
Selling, general and administrative	10,422	5,664	7,637	(584)	23,139
Restructuring charges	692	181	437	-	1,310

Operating Income (Loss)	(695)	2,093	1,236	-	2,634

Interest expense (income), net	5,565	1	(7)	-	5,559
Other expense (income), net	(5,536)	661	1,291	-	(3,584)
Equity earnings from subsidiaries	(1,582)	-	-	1,582	-

Income (Loss) Before Income Taxes	858	1,431	(48)	(1,582)	659

Provision (benefit) for income taxes	1,701	-	(199)	-	1,502

Net Income (Loss)	$(843)	$1,431	$151	$(1,582)	$(843)

	For the Three Months Ended September 30, 2008
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net Sales	$98,697	$42,054	$62,368	$(24,685)	$178,434

Costs and Expenses:
Cost of goods sold	83,677	34,053	49,205	(23,846)	143,089
Selling, general and administrative	12,499	7,585	12,423	(839)	31,668
Restructuring charges	1,448	-	1,294	-	2,742

Operating Income (Loss)	1,073	416	(554)	-	935

Interest expense (income), net	5,313	-	(264)	-	5,049
Other income, net	(4,371)	-	(234)	-	(4,605)
Equity earnings from subsidiaries	(223)	-	-	223	-

Income (Loss) Before Income Taxes	354	416	(56)	(223)	491

Provision for income taxes	718	-	137	-	855

Net Income (Loss)	$(364)	$416	$(193)	$(223)	$(364)

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

Supplemental condensed consolidating financial statements (continued):

	For the Nine Months Ended September 30, 2009
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net Sales	$199,092	$94,969	$99,113	$(51,807)	$341,367

Costs and Expenses:
Cost of goods sold	173,933	79,598	77,726	(49,844)	281,413
Selling, general and administrative	34,391	18,353	25,773	(1,963)	76,554
Restructuring charges	1,014	669	2,136	-	3,819

Operating Loss	(10,246)	(3,651)	(6,522)	-	(20,419)

Interest expense (income), net	16,675	-	(81)	-	16,594
Other expense (income), net	(10,077)	1,984	3,676	-	(4,417)
Equity earnings from subsidiaries	13,622	-	-	(13,622)	-

Loss Before Income Taxes	(30,466)	(5,635)	(10,117)	13,622	(32,596)

Provision (benefit) for income taxes	1,721	-	(2,130)	-	(409)

Net Loss	$(32,187)	$(5,635)	$(7,987)	$13,622	$(32,187)

	For the Nine Months Ended September 30, 2008
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net Sales	$316,543	$148,421	$206,233	$(76,464)	$594,733

Costs and Expenses:
Cost of goods sold	258,914	117,353	156,190	(74,240)	458,217
Selling, general and administrative	40,661	23,963	42,434	(2,224)	104,834
Restructuring charges	2,873	-	3,004	-	5,877

Operating Income	14,095	7,105	4,605	-	25,805

Interest expense (income), net	16,019	-	(718)	-	15,301
Other (income) expense, net	(10,436)	-	44	-	(10,392)
Equity earnings from subsidiaries	(10,689)	-	-	10,689	-

Income Before Income Taxes	19,201	7,105	5,279	(10,689)	20,896

Provision for income taxes	8,334	82	1,613	-	10,029

Net Income	$10,867	$7,023	$3,666	$(10,689)	$10,867

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

Supplemental condensed consolidating financial statements (continued):

	For the Nine Months Ended September 30, 2009
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used for) operating activities	$(1,243)	$1,580	$(2,915)	$-	$(2,578)
INVESTING ACTIVITIES:
Capital expenditures	(5,950)	(1,627)	(1,202)	-	(8,779)
Proceeds from the sale of fixed assets	3	46	39	-	88
Net cash used for investing activities	(5,947)	(1,581)	(1,163)	-	(8,691)

FINANCING ACTIVITIES:
Other financing costs	(50)	-	-	-	(50)
Net cash used for financing activities	(50)	-	-	-	(50)

Effect of exchange rate changes on cash and cash equivalents	-	-	3,069	-	3,069
Net change in cash and cash equivalents	(7,240)	(1)	(1,009)	-	(8,250)
Cash and cash equivalents at beginning of period	55,237	27	37,428	-	92,692
Cash and cash equivalents at end of period	$47,997	$26	$36,419	$-	$84,442

	For the Nine Months Ended September 30, 2008
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$25,365	$4,658	$645	$-	$30,668
INVESTING ACTIVITIES:
Capital expenditures	(10,119)	(4,663)	(3,174)	-	(17,956)
Proceeds from the sale of fixed assets	141	4	290	-	435
Business acquisitions and other	-	-	(980)	-	(980)
Net cash used for investing activities	(9,978)	(4,659)	(3,864)	-	(18,501)

FINANCING ACTIVITIES:
Repayments of long-term debt	(17,000)	-	-	-	(17,000)
Share-based compensation activity, net	1,305	-	-	-	1,305
Premiums related to early extinguishment of debt	(553)	-	-	-	(553)
Net cash used for financing activities	(16,248)	-	-	-	(16,248)

Effect of exchange rate changes on cash and cash equivalents	-	-	(2,232)	-	(2,232)
Net change in cash and cash equivalents	(861)	(1)	(5,451)	-	(6,313)
Cash and cash equivalents at beginning of period	48,705	255	46,964	-	95,924
Cash and cash equivalents at end of period	$47,844	$254	$41,513	$-	$89,611

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

(16)  Subsequent Events

On October 9, 2009, Stoneridge, Inc. (the “Company”) entered into an Asset Purchase and Contribution Agreement (the “Purchase Agreement”) with Bolton Conductive Systems LLC (“Old BCS”), Martin Kochis, Joseph Malecke, Bolton Investments LLC, William Bolton and New BCS.  After the transaction closed on October 13, 2009, New BCS changed its name to Bolton Conductive Systems, LLC and will continue the business of Old BCS.  Bolton Conductive Systems, LLC designs and manufactures a wide variety of electrical solutions for the military, automotive, and marine and specialty vehicle markets and is based in Walled Lake, Michigan.  The Company acquired a 51% membership interest in New BCS in exchange for contributing $5,865, subject to certain post closing adjustments.  The Company may be required to make additional capital contributions to New BCS for its 51% membership interest based on New BCS achieving financial performance targets as defined by the Purchase Agreement.  The additional capital contributions of a maximum of $3,200 each year in 2011, 2012 and 2013 are contingent upon New BCS achieving profitability targets based on earnings before interest, income taxes, depreciation and amortization in the years 2010, 2011 and 2012, respectively. In addition, the Company may be required to make additional capital contributions to New BCS of $450 in 2011 and $500 in 2012 based on New BCS achieving annual revenue targets in 2010 and 2011, respectively.  Old BCS contributed and sold substantially all of its assets (except for certain retained assets as set forth in the Purchase Agreement) to New BCS in exchange for a 49% membership interest in New BCS and the assumption by New BCS of certain of Old BCS’s liabilities.  The Purchase Agreement provides the Company with the option to purchase the remaining 49% interest in New BCS in 2013 at a price determined in accordance with the Purchase Agreement.  If the Company does not exercise this option then Old BCS has the option in 2014 to purchase the Company’s 51% interest in New BCS at a price determined in accordance with the Purchase Agreement or to jointly put New BCS up for sale.  The Company was required to amend its credit facility in order to acquire a majority membership interest in New BCS.

Management evaluated all activity of the Company through November 9, 2009 (the issue date of the financial statements) and concluded that no additional subsequent events other than the aforementioned have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto.

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

We are an independent designer and manufacturer of highly engineered electrical and electronic components, modules and systems for the medium- and heavy-duty truck, agricultural, light vehicle and off-highway vehicle markets.

We recognized a net loss for the quarter ended September 30, 2009 of $0.9 million, or $(0.04) per diluted share, compared with net loss of $0.4 million, or $(0.02) per diluted share, for the third quarter of 2008.  The decrease in net income was primarily due to the severe reduction in sales volume that we experienced in all of our markets.  However the reduction in net income was mitigated by the benefits of previous restructuring and cost-reduction initiatives.

Our third quarter 2009 results were negatively affected by the continued decline in the North American and European commercial and North American light vehicle markets as well as the economy as a whole.  Production volumes in North American light vehicle declined by 20.6% during the quarter ended September 30, 2009 when compared to the quarter ended September 30, 2008.  These production volume reductions had a negative effect on our Control Devices segment net sales of approximately $2.1 million.  The commercial vehicle market production volumes in Europe and North America declined by 68.6% and 38.4%, respectively during the current quarter when compared to the prior year third quarter, which resulted in lower net sales for our Electronics segment of approximately $49.1 million.  In aggregate these production declines had an unfavorable effect on our consolidated net sales of approximately $51.2 million for the quarter ended September 30, 2009.  Product pricing had a minimal affect on our current quarter net sales when compared to our net sales for the third quarter of 2008.  Our gross margin percentage increased from 19.8% for the quarter ended September 30, 2008 to 23.0% for the current quarter.  Restructuring charges included in prior year cost of goods sold of approximately $2.1 million had a negative affect of approximately 1.2% on the gross margin percentage for the quarter ended September 30, 2008.  There were no restructuring charges included in current quarter cost of goods sold.

Our selling, general and administrative expenses (“SG&A”) decreased from $31.7 million for the quarter ended September 30, 2008 to $23.1 million for the quarter ended September 30, 2009.  This $8.6 million or 27.1% decrease in SG&A, was primarily due to reduced compensation and compensation related expenses incurred during the quarter ended September 30, 2009 of approximately $6.2 million as a result of lower headcount and incentive compensation expenses.  The reduction of current quarter SG&A expenses is largely due to cost benefits realized in the current quarter from prior period restructuring initiatives.  In addition, our design and development costs decreased between periods due to customers delaying new product launches in the near term as well as planned reductions in our design activities.  Our design and development costs declined by approximately $3.3 million between the two periods, which was primarily attributable to our Electronics segment.  In addition to our restructuring initiatives, we have reduced discretionary spending in 2009, which has reduced our current quarter cost structure.

Also affecting our results were our restructuring initiatives. Costs incurred during the quarter ended September 30, 2009 related to these restructuring initiatives amounted to approximately $1.3 million and was comprised of one-time termination benefits.  These restructuring actions were in response to the depressed conditions in the North American and European commercial vehicle markets.  In addition, during the third quarter of 2009 we consolidated certain marketing and administrative positions at two of our Control Devices facilities.  Third quarter 2008 restructuring expenses were approximately $4.8 million and were comprised of one-time termination benefits and line-transfer expenses related to our initiative to improve the Company’s manufacturing efficiency and cost position by ceasing manufacturing operations at our Control Devices facility in Sarasota, Florida, and our Electronics facility in Mitcheldean, United Kingdom.  We may incur additional restructuring charges in the future related to the further consolidation of our Control Devices operations.

Equity earnings in our PST Eletrônica S.A. (“PST”) joint venture in Brazil declined from $4.2 million for the third quarter of 2008 to $3.2 million in the third quarter of 2009 due to lower demand for PST’s security products and adverse foreign currency exchange fluctuations.

At September 30, 2009 and December 31, 2008, we maintained a cash and cash equivalents balance of $84.4 million and $92.7 million, respectively.  As discussed in Note 6 to the condensed consolidated financial statements, we have no borrowings under our asset-based credit facility.  At September 30, 2009 and December 31, 2008, we had borrowing capacity of $51.5 million and $57.7 million, respectively based upon eligible current assets.

In April 2009, we entered into the United State Treasury’s Auto Supplier Program (the “Program”).  Entrance into the Program was retroactive to March 18, 2009.  As part of entrance into the Program, we were required to amend our credit facility, to allow us to sell certain accounts receivables due from General Motors Corporation (“GM”) or Chrysler, LLC (“Chrysler”) to GM Supplier Receivables LLC and Chrysler Receivables SPV LLC, respectively, special purpose entities created by the United States Treasury Department.  The Program guaranteed these receivables, net of a two percent administrative fee imposed on the receivables included in the Program.  As a result of GM and Chrysler exiting bankruptcy, we opted out of the GM Program in June 2009 and the Chrysler Program was terminated upon their exit from bankruptcy.  We have not experienced any losses related to the collection of GM or Chrysler receivables as a result of their bankruptcy filings.  Subsequent to the GM and Chrysler bankruptcies, we have been collecting our GM and Chrysler receivables under normal terms.

Our results for 2009 depend on conditions in the global commercial and light vehicle markets, which are generally dependent on domestic economies.  Significant factors inherent to our markets that could affect our results for the remainder of 2009 include the financial stability of our customers and suppliers.  In addition, the ability of our supplier base to adjust to production volatility in the market may also affect our results.

Results of Operations

We are primarily organized by markets served and products produced.  Under this organizational structure, our operations have been aggregated into two reportable segments: Electronics and Control Devices.  The Electronics reportable segment includes results of operations that design and manufacture electronic instrument clusters, electronic control units, driver information systems and electrical distribution systems, primarily wiring harnesses and connectors for electrical power and signal distribution. The Electronics reportable segment primarily sells products to the commercial vehicle market. The Control Devices reportable segment includes results of operations that design and manufacture electronic and electromechanical switches, control actuation devices and sensors. The Control Devices reportable segment primarily sells products to the light vehicle market.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Net Sales. Net sales for our reportable segments, excluding inter-segment sales, for the three months ended September 30, 2009 and 2008 are summarized in the following table (in thousands):

	Three Months Ended
	September 30,				Dollar	Percent
	2009		2008		Decrease	Decrease
Electronics	$70,165	59.5%	$126,636	71.0%	$(56,471)	(44.6)%
Control Devices	47,827	40.5	51,798	29.0	(3,971)	(7.7)%
Total net sales	$117,992	100.0%	$178,434	100.0%	$(60,442)	(33.9)%

The decrease in net sales for our Electronics segment was primarily due to volume declines in our North American and European commercial vehicle production.  The commercial vehicle market production volumes in Europe and North America declined by 68.6% and 38.4%, respectively, during the current quarter when compared to the prior year third quarter.  Our Electronics segment was adversely affected by reduced volume by approximately $49.1 million for the quarter ended September 30, 2009 when compared to the prior year quarter.  The reductions in North American and European commercial vehicle production negatively affected our Electronics segment for the quarter ended September 30, 2009 by $21.2 million and $16.4 million, respectively.  The balance of the decrease was primarily related to volume declines in the agricultural and light vehicle markets.

The decrease in net sales for our Control Devices segment was attributable to sales losses and production volume reductions at our major customers in the North American light vehicle market.  Our current quarter sales were adversely affected by sales losses during the quarter ended September 30, 2009 of approximately $3.3 million.  These sales losses were primarily a result of our products being decontented or removed from certain customer products.  Our net sales were also negatively affected by approximately $2.1 million due to the reduced volume during the quarter ended September 30, 2009 when compared to the prior year quarter.  Production volumes in North American light vehicle declined by 20.6% during the quarter ended September 30, 2009 when compared to the quarter ended September 30, 2008.

Net sales by geographic location for the three months ended September 30, 2009 and 2008 are summarized in the following table (in thousands):

	Three Months Ended
	September 30,				Dollar	Percent
	2009		2008		Decrease	Decrease

North America	$95,212	80.7%	$131,966	74.0%	$(36,754)	(27.9)%
Europe and other	22,780	19.3	46,468	26.0	(23,688)	(51.0)%
Total net sales	$117,992	100.0%	$178,434	100.0%	$(60,442)	(33.9)%

The decrease in North American sales was primarily attributable to lower sales volume in the North American commercial vehicle and agricultural markets in our Electronics segment.  Net sales declined as a result of lower sales volume by approximately $21.5 and $10.7 million in our North American commercial vehicle and agricultural markets, respectively between the periods presented.  Our decrease in sales outside North America was primarily due to lower sales volume of approximately $16.4 million in the European commercial vehicle market.

Condensed consolidated statements of operations as a percentage of net sales for the three months ended September 30, 2009 and 2008 are presented in the following table (in thousands):

	Three Months Ended
	September 30,				$ Increase /
	2009		2008		(Decrease)

Net Sales	$117,992	100.0%	$178,434	100.0%	$(60,442)

Costs and Expenses:
Cost of goods sold	90,909	77.0	143,089	80.2	(52,180)
Selling, general and administrative	23,139	19.6	31,668	17.7	(8,529)
Restructuring charges	1,310	1.1	2,742	1.5	(1,432)
Operating Income	2,634	2.3	935	0.6	1,699
Interest expense, net	5,559	4.7	5,049	2.8	510
Equity in earnings of investees	(3,386)	(2.9)	(4,371)	(2.4)	985
Other expense (income), net	(198)	(0.2)	(234)	(0.1)	36
Income Before Income Taxes	659	0.7	491	0.3	168
Provision for income taxes	1,502	1.3	855	0.5	647
Net Loss	$(843)	(0.6)%	$(364)	(0.2)%	$(479)

Cost of Goods Sold. The decrease in cost of goods sold was due to the significant decline in volume during the current quarter when compared to the prior year quarter.  The decrease in cost of goods sold as a percentage of sales was primarily due to benefits realized in the current quarter cost structure as a result of prior period restructuring initiatives.  In addition, our cost of goods sold for the quarter ended September 30, 2008 included approximately $2.1 million of restructuring charges.  There were no such charges included in cost of goods sold for the current quarter.  Our material cost as a percentage of net sales for our Electronics segment for the quarters ended September 30, 2009 and 2008 was 54.6% and 52.0%, respectively.  This increase is primarily due to lower volume from our military related commercial vehicle products in the current quarter.  Our materials cost as a percent of sales for the Control Devices segment increased from 49.0% for the quarter ended September 30, 2008 to 52.3% for the third quarter of 2009.  Our material costs as a percent of sales increased during the current quarter due to the outsourcing of a stamping operation and minor shifts in product mix.

Selling, General and Administrative Expenses. Design and development expenses included in SG&A were $6.9 million and $10.2 million for the quarters ended September 30, 2009 and 2008, respectively.  Design and development expenses for our Electronics and Control Devices segments decreased from $6.2 million and $4.0 million for the quarter ended September 30, 2008 to $3.6 million and $3.3 million for the quarter ended September 30, 2009, respectively.  The decrease in design and development costs was a result of our customers delaying new product launches in the near term as well as planned reductions in our design activities. The decrease in SG&A costs excluding design and development expenses was due to lower employee related costs of approximately $4.2 million due to reduced headcount and lower incentive compensation expenses company-wide.  These current quarter cost reductions were primarily due to prior period restructuring initiatives.  Our SG&A costs increased as a percent of sales because net sales declined faster than we were able to reduce our SG&A costs.

Restructuring Charges. Costs from our restructuring initiatives for the quarter ended September 30, 2009 decreased compared to the third quarter of 2008. Costs incurred during the quarter ended September 30, 2009 related to restructuring initiatives amounted to approximately $1.3 million and was comprised of one-time termination benefits.  These restructuring costs were general and administrative in nature and were included in our condensed consolidated statements of operations as restructuring charges.  During the current quarter we consolidated certain marketing and administrative positions at two of our Control Devices facilities and we initiated additional restructuring actions in our Electronics segment in response to the depressed conditions in the European and North American commercial vehicle markets.  Third quarter 2008 restructuring expenses were approximately $4.8 million and were comprised of one-time termination benefits and line-transfer expenses related to our initiative to improve the Company’s manufacturing efficiency and cost position by ceasing manufacturing operations at our Control Devices segment facility in Sarasota, Florida and our Electronics segment facility in Mitcheldean, United Kingdom.  Restructuring expenses of $2.7 million that were general and administrative in nature were included in the Company’s condensed consolidated statements of operations as restructuring charges, while the remaining $2.1 million of restructuring related expenses were included in cost of goods sold.

Restructuring charges, general and administrative in nature, recorded by reportable segment during the three months ended September 30, 2009 are as follows (in thousands):

	Electronics	Control Devices	Total Consolidated Restructuring Charges

Severance costs	$939	$371	$1,310

Severance costs relate to a reduction in workforce.

Restructuring charges, general and administrative in nature, recorded by reportable segment during the three months ended September 30, 2008 are as follows (in thousands):

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

Equity in Earnings of Investees.  The decrease in equity earnings of investees was predominately attributable to the decrease in equity earnings recognized from our PST joint venture.  Equity earnings for PST declined from $4.2 million for the quarter ended September 30, 2008 to $3.2 million for the quarter ended September 30, 2009.  This decrease was caused by a 10.6% decline in PST’s net sales and the negative effect of foreign currency translation during the quarter ended September 30, 2009 when compared to the prior year quarter.

Income (Loss) Before Income Taxes.  Income before income taxes is summarized in the following table by reportable segment (in thousands).

	Three Months Ended		Dollar	Percent
	September 30,		Increase	Increase
	2009	2008	(Decrease)	(Decrease)

Electronics	$(348)	$7,001	$(7,349)	(105.0)%
Control Devices	2,035	(6,523)	8,558	131.2%
Other corporate activities	4,459	5,129	(670)	(13.1)%
Corporate interest expense, net	(5,487)	(5,116)	(371)	(7.3)%
Income before income taxes	$659	$491	$168	34.2%

The decrease in profitability in the Electronics segment was primarily related to decreased net sales and resulting gross margin within our North American and European commercial vehicle and North American agricultural markets.  Our net sales within our Electronics segment decreased by $21.2 million, $16.4 million and $9.6 million, respectively, due to volume reductions within the North American and European commercial vehicle and agricultural markets.

The increase in income before income taxes in the Control Devices reportable segment was primarily due to lower restructuring charges of approximately $2.6 million incurred during the third quarter of 2009 when compared to the third quarter of 2008.  Additionally, the third quarter of 2009 benefited from a lower cost structure as a result of prior period restructuring initiatives.  Compensation and compensation related SG&A costs declined by approximately $2.9 million from the quarter ended September 30, 2008 to the quarter ended September 30, 2009 as a result of reduced headcount and lower incentive compensation expenses.

The decrease in income before income taxes from other corporate activities was primarily due to the $1.0 million decrease in equity earnings from our PST joint venture.  The decrease is partially offset by a decrease in compensation related expenses.

Income (loss) before income taxes by geographic location for the three months ended September 30, 2009 and 2008 is summarized in the following table (in thousands):

	Three Months Ended				Dollar	Percent
	September 30,				Increase	Increase
	2009		2008		(Decrease)	(Decrease)

North America	$486	73.7%	$2,688	547.5%	$(2,202)	(81.9)%
Europe and other	173	26.3	(2,197)	(447.5)	2,370	107.9%
Income before income taxes	$659	100.0%	$491	100.0%	$168	34.2%

The decrease in our profitability in North America was primarily attributable to lower sales volumes within our North American commercial vehicle and agricultural markets of approximately $21.5 million and $10.7 million, respectively during the quarter ended September 30, 2009.  The increase in profitability outside North America was due to benefits realized in our cost structure from prior restructuring initiatives during the quarter ended September 30, 2009 as well as a reduction in restructuring costs of approximately $1.8 million between periods.

Provision for Income Taxes. We recognized a provision for income taxes of $1.5 million, or 227.9% and $0.9 million, or 174.1% of pre-tax income, for federal, state and foreign income taxes for the third quarters ended September 30, 2009 and 2008, respectively. As reported at December 31, 2008, the Company is in a cumulative loss position and provides a valuation allowance offsetting federal, state and certain foreign deferred tax assets. As a result, a tax benefit is not being provided for losses incurred in the first nine months of 2009, for federal, state and certain foreign jurisdictions. The inability to recognize a tax benefit for these losses and other deferred tax assets has a significant effect on our effective tax rate as well as the comparability of the current quarter and year-to-date effective tax rate to prior periods in which the Company had not recorded a federal valuation allowance.  The difference in the effective tax rate for the three months ended September 30, 2009 compared to the three months ended September 30, 2008, was primarily attributable to the federal valuation allowance provided against the current year domestic loss which was partially offset by recording a tax benefit related to current period losses in certain foreign jurisdictions in which it is more likely than not that the benefit of those losses will be realized in the current year.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Net Sales. Net sales for our reportable segments, excluding inter-segment sales, for the nine months ended September 30, 2009 and 2008 are summarized in the following table (in thousands):

	Nine Months Ended
	September 30,				Dollar	Percent
	2009		2008		Decrease	Decrease
Electronics	$218,830	64.1%	$409,268	68.8%	$(190,438)	(46.5)%
Control Devices	122,537	35.9	185,465	31.2	(62,928)	(33.9)%
Total net sales	$341,367	100.0%	$594,733	100.0%	$(253,366)	(42.6)%

The decrease in net sales for our Electronics segment was primarily due to volume declines in our North American and European commercial vehicle production.  Commercial vehicle market production volumes in Europe and North America declined by 67.2% and 45.7%, respectively during the nine months ended September 30, 2009 compared to the prior year comparative period.  Our Electronics segment was adversely affected by reduced volume in our served markets by approximately $179.0 million for the nine months ended September 30, 2009 when compared to the prior year comparative period.  The reductions in North American and European commercial vehicle production negatively affected our Electronics segment for the nine months ended September 30, 2009 by approximately $77.6 million and $73.1 million, respectively.  The balance of the decrease was primarily related to volume declines in the agricultural and light vehicle markets.

The decrease in net sales for our Control Devices segment was primarily attributable to production volume reductions at our major customers in the North American light vehicle market and sales losses.  Production volumes in the North American light vehicle market declined by 41.4% during the nine months ended September 30, 2009 when compared to the nine months ended September 30, 2008.  Volume reductions within our Control Devices segment reduced net sales for the nine months ended September 30, 2009 by approximately $55.1 million when compared to the prior year comparative period.  The reduction in the North American light vehicle market production negatively affected our Control Devices segment for the nine months ended September 30, 2009 by approximately $45.0 million.  The balance of the decrease was related to volume declines in the agricultural and commercial vehicle markets. Our net sales for the nine months ended September 30, 2009 were also adversely affected by sales losses of approximately $12.0 million.  These sales losses were primarily a result of our products being decontented or removed from certain customer products.

Net sales by geographic location for the nine months ended September 30, 2009 and 2008 are summarized in the following table (in thousands):

	Nine Months Ended
	September 30,				Dollar	Percent
	2009		2008		Decrease	Decrease

North America	$277,517	81.3%	$435,265	73.2%	$(157,748)	(36.2)%
Europe and other	63,850	18.7	159,468	26.8	(95,618)	(60.0)%
Total net sales	$341,367	100.0%	$594,733	100.0%	$(253,366)	(42.6)%

The decrease in North American sales was primarily attributable to lower sales volume in our North American commercial vehicle, light vehicle and agricultural markets.  These lower volume levels had a negative effect on our net sales for the nine months ended September 30, 2009 of $82.7 million, $46.8 million and $16.8 million for our North American commercial vehicle, light vehicle and agricultural markets, respectively.  Our decrease in sales outside North America was primarily due to lower sales volume in the European commercial vehicle market, which had a negative effect on net sales for the nine months ended September 30, 2009 of approximately $73.1 million.  The balance of the decrease was related to volume declines in the light vehicle and agricultural markets.

Condensed consolidated statements of operations as a percentage of net sales for the nine months ended September 30, 2009 and 2008 are presented in the following table (in thousands):

	Nine Months Ended
	September 30,				$ Increase /
	2009		2008		(Decrease)

Net Sales	$341,367	100.0%	$594,733	100.0%	$(253,366)

Costs and Expenses:
Cost of goods sold	281,413	82.4	458,217	77.0	(176,804)
Selling, general and administrative	76,554	22.4	104,834	17.6	(28,280)
Restructuring	3,819	1.1	5,877	1.0	(2,058)
Operating Income (Loss)	(20,419)	(5.9)	25,805	4.4	(46,224)
Interest expense, net	16,594	4.9	15,301	2.6	1,293
Equity in earnings of investees	(4,864)	(1.4)	(11,206)	(1.9)	6,342
Loss on early extinguishment of debt	-	-	770	0.1	(770)
Other expense, net	447	0.1	44	-	403
Income (Loss) Before Income Taxes	(32,596)	(9.5)	20,896	3.6	(53,492)
Provision (benefit) for income taxes	(409)	(0.1)	10,029	1.7	(10,438)
Net Income (Loss)	$(32,187)	(9.4)%	$10,867	1.9%	$(43,054)

Cost of Goods Sold.  The increase in cost of goods sold as a percentage of sales was due to the significant decline in volume of our European and North American commercial and light vehicle net sales during the nine months ended September 30, 2009.    In addition, our cost of goods sold for the nine months ended September 30, 2008 included approximately $5.1 million of restructuring charges.  There were no such charges included in cost of goods sold for the nine months ended September 30, 2009. Our material cost as a percentage of net sales for our Electronics segment for the nine months ended September 30, 2009 and 2008 was 54.8% and 51.8%, respectively.  This increase is primarily due to lower volume from our military related commercial vehicle products in the current period.  Our materials cost as a percentage of sales for the Control Devices segment increased from 50.5% for the nine months ended September 30, 2008 to 54.0% for the nine months ended September 30, 2009.   Our material costs as a percent of sales increased during the current period due to the outsourcing of a stamping operation and minor shifts in product mix.

Selling, General and Administrative Expenses.  Design and development expenses included in SG&A were $24.9 million and $35.8 million for the nine months ended September 30, 2009 and 2008, respectively.  Design and development expenses for our Electronics and Control Devices segments decreased from $23.6 million and $12.2 million for the nine months ended September 30, 2008 to $14.4 million and $10.5 million for the nine months ended September 30, 2009.  The decrease in design and development costs for both segments was a result of our customers delaying new product launches in the near term as well as planned reductions in our design activities.  The decrease in SG&A costs excluding design and development expenses was due to lower employee related costs of approximately $13.9 million caused by reduced headcount and lower incentive compensation expenses company wide.  These current year to date cost reductions were primarily due to prior period restructuring initiatives.  Our SG&A costs increased as a percent of sales because net sales declined faster than we were able to reduce our SG&A costs.

Restructuring Charges. Costs from our restructuring initiatives for the nine months ended September 30, 2009 decreased compared to the first nine months of 2008. Costs incurred during the nine months ended September 30, 2009 related to restructuring initiatives amounted to approximately $3.8 million and were primarily comprised of one-time termination benefits.  These restructuring costs were general and administrative in nature and were included in our condensed consolidated statements of operations as restructuring charges.  These restructuring actions were in response to the depressed conditions in the European and North American commercial vehicle markets as well as the North American light vehicle market.  Restructuring charges for the first nine months of 2008 were approximately $11.0 million and were comprised of one-time termination benefits and line-transfer expenses related to our initiative to improve the Company’s manufacturing efficiency and cost position by ceasing manufacturing operations at our Control Devices segment facility in Sarasota, Florida and our Electronics segment facility in Mitcheldean, United Kingdom.  Restructuring expenses of $5.9 million that were general and administrative in nature were included in the Company’s condensed consolidated statements of operations as restructuring charges, while the remaining $5.1 million of restructuring related expenses were included in cost of goods sold.

Restructuring charges, general and administrative in nature, recorded by reportable segment during the nine months ended September 30, 2009 were as follows (in thousands):

	Electronics	Control Devices	Total Consolidated Restructuring Charges

Severance costs	$2,743	$984	$3,727
Contract termination costs	91	-	91
Total general and administrative restructuring charges	$2,834	$984	$3,818

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

Equity in Earnings of Investees.  The decrease in equity earnings of investees was predominately attributable to the decrease in equity earnings recognized from our PST joint venture.  Equity earnings for PST declined from $10.6 million for the nine months ended September 30, 2008 to $4.6 million for the nine months ended September 30, 2009. The decrease was caused by a 20.1% decline in PST’s net sales and the negative effect of foreign currency translation during the nine months ended September 30, 2009 when compared to the prior year comparative period.

Income (Loss) Before Income Taxes.  Income (loss) before income taxes is summarized in the following table by reportable segment (in thousands).
	Nine Months Ended
	September 30,		Dollar	Percent
	2009	2008	Decrease	Decrease

Electronics	$(11,508)	$32,976	$(44,484)	(134.9)%
Control Devices	(10,393)	(5,432)	(4,961)	(91.3)%
Other corporate activities	5,775	8,775	(3,000)	(34.2)%
Corporate interest expense, net	(16,470)	(15,423)	(1,047)	(6.8)%
Income (loss) before income taxes	$(32,596)	$20,896	$(53,492)	(256.0)%

The decrease in our profitability in the Electronics segment was primarily related to decreased net sales from the North American and European commercial vehicle market volume reduction of approximately $77.6 million and $48.0 million, respectively, during the nine months ended September 30, 2009 when compared to the first nine months of 2008,

The decrease in profitability in the Control Devices reportable segment was primarily due to lower net sales within our North American light vehicle market of approximately $43.4 million.  Partially offsetting the lower sales and contribution margin were lower restructuring costs of $1.8 million during the nine months ended September 30, 2009 as well as benefits realized from our prior period restructuring initiatives.

The decrease in income before income taxes from other corporate activities was primarily due to the $6.0 million decrease in equity earnings from our PST joint venture and a decrease in compensation related expenses.  This was partially offset by the loss of $0.8 million recognized on the purchase and retirement of $17.0 million in face value of our senior notes in the nine months ended September 30, 2008.

Income (loss) before income taxes by geographic location for the nine months ended September 30, 2009 and 2008 is summarized in the following table (in thousands):

	Nine Months Ended
	September 30,				Dollar	Percent
	2009		2008		Decrease	Decrease

North America	$(21,643)	66.4%	$20,824	99.7%	$(42,467)	(203.9)%
Europe and other	(10,953)	33.6	72	0.3	(11,025)	NM
Income (loss) before income taxes	$(32,596)	100.0%	$20,896	100.0%	$(53,492)	(256.0)%

NM - not meaningful

The decrease in our profitability in North America was primarily attributable to lower commercial and light vehicle sales volumes during the nine months ended September 30, 2009 of approximately $82.7 million an $46.8 million, respectively.  The decrease in profitability outside North America was primarily due to lower sales volumes within our European commercial vehicle market of approximately $73.1 million for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2009.

Provision (Benefit) for Income Taxes. We recognized a benefit from income taxes of $0.4 million, or 1.3% of pre-tax loss, and a provision for income taxes of $10.0 million, or 48.0% of the pre-tax income, for federal, state and foreign income taxes for the nine months ended September 30, 2009 and 2008, respectively. As reported at December 31, 2008, the Company is in a cumulative loss position and provides a valuation allowance offsetting federal, state and certain foreign deferred tax assets. As a result, a tax benefit is not being provided for losses incurred in the nine months ended September 30, 2009, for federal, state and certain foreign jurisdictions. The inability to recognize a tax benefit for these losses and other deferred tax assets has a significant effect on our effective tax rate as well as the comparability of the current quarter and year-to-date effective tax rate to prior periods in which the Company had not recorded a federal valuation allowance.  The difference in the effective tax rate for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, was primarily attributable to the federal valuation allowance provided against the current year domestic loss which was partially offset by recording a tax benefit related to current period losses in certain foreign jurisdictions in which it is more likely than not that the benefit of those losses will be realized in the current year.

Liquidity and Capital Resources

Summary of Cash Flows (in thousands):
	Nine Months Ended
	September 30,		$ Increase /
	2009	2008	(Decrease)
Cash provided by (used for):
Operating activities	$(2,578)	$30,668	$(33,246)
Investing activities	(8,691)	(18,501)	9,810
Financing activities	(50)	(16,248)	16,198
Effect of exchange rate changes on cash and cash equivalents	3,069	(2,232)	5,301
Net change in cash and cash equivalents	$(8,250)	$(6,313)	$(1,937)

The decrease in net cash provided by operating activities was primarily due to lower earnings offset by lower inventory and accounts receivable balances at September 30, 2009.  Our lower inventory balance at September 30, 2009 was due to lower production requirements and the reduction of inventory safety stock from our 2008 Sarasota, Florida and Mitcheldean, UK factory closures.    Our lower accounts receivable balance at September 30, 2009 was attributable to the lower sales volume in the current quarter, however our receivable terms and collections rates have remained consistent between periods presented.

The decrease in net cash used for investing activities reflects a decrease in cash used for capital projects of approximately $9.2 million and $1.1 million of cash used to acquire a Swedish aftermarket distributor of Stoneridge products in the first quarter of 2008.  Capital expenditures were lower for the nine months ended September 30, 2009 when compared to the prior year comparative period due to our customers delaying new product launches.

The decrease in net cash used by financing activities was due to the cash purchase and retirement of $17.0 million in face value of the Company’s senior notes in the first nine months of 2008.  There was no similar activity during the first nine months of 2009.

Capital expenditures in 2009 are expected to be slightly lower than our 2008 expenditures, however as the markets that we serve begin to recover our capital expenditures are expected to increase.  Our business plan continues to emphasize conserving cash while investing in near-term product launches and selectively investing in longer-term development projects.  We expect to receive a dividend of $4.0 million to $5.0 million from our PST joint venture during the quarter ended December 31, 2009.  Management will continue to focus on reducing its weighted average cost of capital and believes that cash flows from operations and the availability of funds from our asset-based credit facility will provide sufficient liquidity to meet our future growth and operating needs.

As outlined in Note 6 to our condensed consolidated financial statements, our asset-based credit facility, permits borrowing up to a maximum level of $100.0 million.  At September 30, 2009, there were no borrowings on this asset-based credit facility.  The available borrowing capacity on this credit facility is based on eligible current assets, as defined.  At September 30, 2009, the Company had borrowing capacity of $51.5 million based on eligible current assets.  The credit facility does not contain financial performance covenants which would constrain our borrowing capacity. However, restrictions do include limits on capital expenditures, operating leases, dividends and investment activities in a negative covenant which limits investment activities to $15.0 million minus certain guarantees and obligations.  The Company was in compliance with all covenants at September 30, 2009.

At September 30, 2009, we had $183.0 million of senior notes outstanding.  These senior notes are redeemable at 101.917 percent of the principal amount until April 30, 2010.  Given that the Company’s senior notes are redeemable, we may seek to retire the senior notes through redemptions, cash purchases, open market purchases, privately negotiated transactions or otherwise.  Such redemptions, purchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  The amounts involved may be material.  During 2008, we purchased and retired $17.0 million in face value of the Company’s senior notes.

On October 9, 2009, we entered into an Asset Purchase and Contribution Agreement (the “Purchase Agreement”) with Bolton Conductive Systems LLC (“Old BCS”), Martin Kochis, Joseph Malecke, Bolton Investments LLC, William Bolton and New Bolton Conductive Systems (“New BCS”).  After the transaction closed on October 13, 2009, New BCS changed its name to Bolton Conductive Systems, LLC and will continue the business of Old BCS.  Bolton Conductive Systems, LLC designs and manufactures a wide variety of electrical solutions for the military, automotive, and marine and specialty vehicle markets and is based in Walled Lake, Michigan.  We acquired a 51% membership interest in New BCS in exchange for contributing approximately $5.9 million, subject to certain post closing adjustments.  We may be required to make additional capital contributions to New BCS for its 51% membership interest based on New BCS achieving financial performance targets as defined by the Purchase Agreement.  The additional capital contributions of a maximum of $3.2 million each year in 2011, 2012 and 2013 are contingent upon New BCS achieving profitability targets based on earnings before interest, income taxes, depreciation and amortization in the years 2010, 2011 and 2012, respectively. In addition, we may be required to make additional capital contributions to New BCS of approximately $0.5 million in 2011 and 2012 based on New BCS achieving annual revenue targets in 2010 and 2011, respectively.  Old BCS contributed and sold substantially all of its assets (except for certain retained assets as set forth in the Purchase Agreement) to New BCS in exchange for a 49% membership interest in New BCS and the assumption by New BCS of certain of Old BCS’s liabilities.  The Purchase Agreement provides us with the option to purchase the remaining 49% interest in New BCS in 2013 at a price determined in accordance with the Purchase Agreement.  If we do not exercise this option then Old BCS has the option in 2014 to purchase our 51% interest in New BCS at a price determined in accordance with the Purchase Agreement or to jointly put New BCS up for sale.  We were required to amend our credit facility in order to acquire a majority membership interest in New BCS.

There have been no material changes to the table of contractual obligations presented in Part II, Item 7 (“Liquidity and Capital Resources”) of the Company’s 2008 Form 10-K.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies, which include management’s best estimates and judgments, are included in Part II, Item 7 to the consolidated financial statements of the Company’s 2008 Form 10-K. Certain of these accounting policies are considered critical as disclosed in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis of the Company’s 2008 Form 10-K because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates. There have been no significant changes in the Company’s critical accounting policies since December 31, 2008.

Inflation

Given the current economic climate and recent fluctuations in certain commodity prices, we believe that a continuation of such price fluctuations would significantly affect our profitability. Furthermore, by operating internationally, we are affected by the economic conditions of certain countries. Based on the current economic conditions in these countries, we believe we are not significantly exposed to adverse economic conditions.

Forward-Looking Statements

Portions of this report contain “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, with respect to, among other things, our (i) future product and facility expansion, (ii) acquisition strategy, (iii) investments and new design and development, and (iv) growth opportunities related to awarded business.  Forward-looking statements may be identified by the words “will,” “may,” “designed to,” “believes,” “plans,” “expects,” “continue,” and similar words and expressions.  The forward-looking statements in this report are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other factors:

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2009, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

STONERIDGE, INC.

Date: November 9, 2009	/s/ John C. Corey
John C. Corey President and Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 9, 2009	/s/ George E. Strickler
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