Form 10-K
period 2009-12-31
STONERIDGE INC
filed 2010-03-16
CIK 1043337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
☒ Yes ☐ No

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
☐ Yes ☒ No

As of June 30, 2009, the aggregate market value of the registrant’s Common Shares, without par value, held by non-affiliates of the registrant was approximately $72.1 million.  The closing price of the Common Shares on June 30, 2009 as reported on the New York Stock Exchange was $4.80 per share.  As of June 30, 2009, the number of Common Shares outstanding was 25,175,801.

The number of Common Shares, without par value, outstanding as of February 19, 2010 was 25,968,765.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2010, into Part III, Items 10, 11, 12, 13 and 14.

STONERIDGE, INC. AND SUBSIDIARIES

PART I

Item 1.  Business.

Overview

Founded in 1965, Stoneridge, Inc. (the “Company”) is an independent designer and manufacturer of highly engineered electrical and electronic components, modules and systems for the medium- and heavy-duty truck, automotive, agricultural and off-highway vehicle markets.  Our custom-engineered products are predominantly sold on a sole-source basis and consist of application-specific control devices, sensors, vehicle management electronics and power and signal distribution systems.  These products comprise the elements of every vehicle’s electrical system, and individually interface with a vehicle’s mechanical and electrical systems to (i) activate equipment and accessories, (ii) display and monitor vehicle performance and (iii) control and distribute electrical power and signals.  Our products improve the performance, safety, convenience and environmental monitoring capabilities of our customers’ vehicles.  As such, the growth in many of the product areas in which we compete is driven by the increasing consumer desire for safety, security and convenience.  This is coupled with the need for original equipment manufacturers (“OEM”) to meet safety requirements in addition to the general trend of increased electrical and electronic content per vehicle.  Our technology and our partnership-oriented approach to product design and development enables us to develop next-generation products and to excel in the transition from mechanical-based components and systems to electrical and electronic components, modules and systems.

Products

We conduct our business in two reportable segments: Electronics and Control Devices. The Company’s operating segments are aggregated based on sharing similar economic characteristics.  Other aggregation factors include the nature of the products offered and management and oversight responsibilities.   The core products of the Electronics reportable segment include vehicle electrical power and distribution systems and electronic instrumentation and information display products. The core products of the Control Devices reportable segment include electronic and electrical switch products, control actuation devices and sensors.  We design and manufacture the following vehicle products:

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

The following table presents net sales by reportable segment, as a percentage of total net sales:

	For the Years Ended
	December 31,
	2009	2008	2007
Electronics	63%	69%	61%
Control Devices	37	31	39
Total	100%	100%	100%

For further information related to our reportable segments and financial information about geographic areas, see Note 12, “Segment Reporting,” to the consolidated financial statements included in this report.

Production Materials

The principal production materials used in the manufacturing process for both reportable segments include: copper wire, zinc, cable, resins, plastics, printed circuit boards, and certain electrical components such as microprocessors, memory devices, resistors, capacitors, fuses, relays and connectors.  We purchase such materials pursuant to both annual contract and spot purchasing methods.  Such materials are available from multiple sources, but we generally establish collaborative relationships with a qualified supplier for each of our key production materials in order to lower costs and enhance service and quality.  As demand for our production materials increases as a result of a recovering economy, we may have difficulties obtaining adequate production materials from our suppliers to satisfy our customers.  Any extended period of time, which we cannot obtain adequate production material or which we experience an increase in the price of the production material could materially affect our results of operations and financial condition.

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

Industry Cyclicality and Seasonality

The markets for products in both of our reportable segments have historically been cyclical. Because these products are used principally in the production of vehicles for the medium- and heavy-duty truck, automotive, agricultural and off-highway vehicle markets, sales, and therefore results of operations, are significantly dependent on the general state of the economy and other factors, like the impact of environmental regulations on our customers, which affect these markets. A decline in medium- and heavy-duty truck, automotive, agricultural and off-highway vehicle production of our principal customers could adversely impact the Company.  Approximately 67%, 70% and 60% of our net sales in 2009, 2008 and 2007, respectively, were derived from the medium- and heavy-duty truck, agricultural and off-highway vehicle markets.  Approximately 33%, 30% and 40% of our net sales in 2009, 2008 and 2007, respectively, were made to the automotive market.

Customers

We are dependent on several customers for a significant percentage of our sales. The loss of any significant portion of our sales to these customers or the loss of a significant customer would have a material adverse impact on the financial condition and results of operations of the Company.  We supply numerous different parts to each of our principal customers.  Contracts with several of our customers provide for supplying their requirements for a particular model, rather than for manufacturing a specific quantity of products. Such contracts range from one year to the life of the model, which is generally three to seven years. Therefore, the loss of a contract for a major model or a significant decrease in demand for certain key models or group of related models sold by any of our major customers could have a material adverse impact on the Company. We may also enter into contracts to supply parts, the introduction of which may then be delayed or not used at all.  We also compete to supply products for successor models and are therefore subject to the risk that the customer will not select the Company to produce products on any such model, which could have a material adverse impact on the financial condition and results of operations of the Company.  In addition, we sell products to other customers that are ultimately sold to our principal customers.

The following table presents the Company’s principal customers, as a percentage of net sales:

	For the Years Ended
	December 31,
	2009	2008	2007
Navistar International	27%	26%	20%
Deere & Company	12	10	7
Ford Motor Company	9	6	8
General Motors	5	4	6
Chrysler LLC	4	6	5
MAN AG	3	4	6
Other	40	44	48
Total	100%	100%	100%

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

Electronics.  Our primary competitors include Actia Automotive, AEES Platinum Equity Bosch, Continental AG, Delphi, Leoni, Nexans and Yazaki.

Control Devices.  Our primary competitors include BEI Duncan Electronics, Bosch, Continental AG, Delphi, Denso, Hella, Methode Electronics and TRW.

Product Development

Our research and development efforts for both reportable segments are largely product design and development oriented and consist primarily of applying known technologies to customer generated problems and situations.  We work closely with our customers to creatively solve problems using innovative approaches.  The majority of our development expenses are related to customer-sponsored programs where we are involved in designing custom-engineered solutions for specific applications or for next generation technology.  To further our vehicles platform penetration, we have also developed collaborative relationships with the design and engineering departments of key customers.  These collaborative efforts have resulted in the development of new and complimentary products and the enhancement of existing products.

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

We have invested, and will continue to invest in technology to develop new products for our customers.  Product development costs incurred in connection with the development of new products and manufacturing methods, to the extent not recoverable from the customer, are charged to selling, general and administrative expenses, as incurred.  Such costs amounted to approximately $33.0 million, $45.5 million and $45.2 million for 2009, 2008 and 2007, respectively, or 6.9%, 6.0% and 6.2% of net sales for these periods.

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

Environmental and Other Regulations

Our operations are subject to various federal, state, local and foreign laws and regulations governing, among other things, emissions to air, discharge to water and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. We believe that our business, operations and facilities have been and are being operated in compliance, in all material respects, with applicable environmental and health and safety laws and regulations, many of which provide for substantial fines and criminal sanctions for violations.

Employees

As of December 31, 2009, we had approximately 5,200 employees, approximately 1,500 of whom were salaried and the balance of whom were paid on an hourly basis.  Except for certain employees located in Mexico, Sweden, and the United Kingdom, our employees are not represented by a union. Our unionized workers are not covered by collective bargaining agreements.  We believe that relations with our employees are good.

Joint Ventures

We form joint ventures in order to achieve several strategic objectives including gaining access to new markets, exchanging technology and intellectual capital, broadening our customer base and expanding our product offerings.  Specifically we have formed joint ventures in Brazil, PST Eletrônica S.A. (“PST”) and India, Minda Stoneridge Instruments Ltd. (“Minda”) and continue to explore similar business opportunities in other global markets.  We have a 50% interest in PST and a 49% interest in Minda.  We entered into our PST joint venture in October 1997 and our Minda joint venture in August 2004.  Each of these investments is accounted for using the equity method of accounting.

Our joint ventures have contributed positively to our financial results in 2009, 2008 and 2007.  Equity earnings by joint venture for the years ended December 31, 2009, 2008 and 2007 are summarized in the following table (in thousands):

	For the Years Ended
	December 31,
	2009	2008	2007
PST	$7,385	$12,788	$10,351
Minda	390	702	542
Total equity earnings of investees	$7,775	$13,490	$10,893

In Brazil, our PST joint venture, which is an electronic system provider focused on security and convenience applications primarily for the vehicle and motorcycle industry, generated net sales of $140.7 million, $174.3 million and $133.0 million in 2009, 2008 and 2007, respectively.  We received dividend payments of $7.3 million, $4.2 million and $5.6 million from PST in 2009, 2008 and 2007, respectively.

Executive Officers of the Company

Each executive officer of the Company is appointed by the Board of Directors, serves at its pleasure and holds office until a successor is appointed, or until the earlier of death, resignation or removal.  The Board of Directors generally appoints executive officers annually.  The executive officers of the Company are as follows:

Name	Age	Position
John C. Corey	62	President, Chief Executive Officer and Director
George E. Strickler	62	Executive Vice President, Chief Financial Officer and Treasurer
Thomas A. Beaver	56	Vice President of the Company and Vice President of Global Sales and Systems Engineering
Mark J. Tervalon Michael D. Sloan	43 53	Vice President of the Company and President of the Stoneridge Electronics Division Vice President of the Company and President of the Control Devices Division

John C. Corey, President, Chief Executive Officer and Director. Mr. Corey has served as President and Chief Executive Officer since being appointed by the Board of Directors in January 2006.  Mr. Corey has served as a Director on the Board of Directors since January 2004.  Prior to his employment with the Company, Mr. Corey served from October 2000, as President and Chief Executive Officer and Director of Safety Components International, a supplier of airbags and components, with worldwide operations.   Mr. Corey has served as a director and Chairman of the Board of Haynes International, Inc., a producer of metal alloys since 2004.

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

Thomas A. Beaver, Vice President of the Company and Vice President of Global Sales and Systems Engineering. Mr. Beaver has served as Vice President of the Company and Vice President of Global Sales and Systems Engineering since January of 2005.  Prior to that, Mr. Beaver served as Vice President of Stoneridge Sales and Marketing from January 2000 to January 2005.

Mark J. Tervalon, Vice President of the Company and President of the Stoneridge Electronics Division.  Mr. Tervalon has served as President of the Stoneridge Electronics Division and Vice President of the Company since August of 2006.  Prior to that, Mr. Tervalon served as Vice President and General Manager of the Electronic Products Division from May 2002 to December 2003 when he became Vice President and General Manager of the Stoneridge Electronics Group until August 2006.

Michael D. Sloan, Vice President of the Company and President of the Control Devices Division.  Mr. Sloan has served as President of the Control Devices Division since July of 2009 and Vice President of the Company since December of 2009.  Prior to that, Mr. Sloan served as Vice President and General Manager of Stoneridge Hi-Stat from February 2004 to July 2009.

Available Information

We make available, free of charge through our website (www.stoneridge.com), our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, and other filings with the U.S. Securities and Exchange Commission (“SEC”), as soon as reasonably practicable after they are filed with the SEC.  Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers, Whistleblower Policy and Procedures and the charters of the Board’s Audit, Compensation and Nominating and Corporate Governance Committees are posted on our website as well.  Copies of these documents will be available to any shareholder upon request.  Requests should be directed in writing to Investor Relations at 9400 East Market Street, Warren, Ohio 44484.

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

Item 1A.  Risk Factors.

Set forth below are some of the principal risks and uncertainties that could cause our actual business results to differ materially from any forward-looking statements contained in this Annual Report. In addition, future results could be materially affected by general industry and market conditions, changes in laws or accounting rules, general U.S. and non-U.S. economic and political conditions, including a global economic slow-down, fluctuation of interest rates or currency exchange rates, terrorism, political unrest or international conflicts, political instability or major health concerns, natural disasters, commodity prices or other disruptions of expected economic and business conditions. These risk factors should be considered in addition to our cautionary comments concerning forward-looking statements in this Annual Report, including statements related to markets for our products and trends in our business that involve a number of risks and uncertainties. Our separate section to follow, "Forward-Looking Statements," on page 31 should be considered in addition to the following statements.

Our business is cyclical and seasonal in nature and downturns in the medium- and heavy-duty truck, automotive, agricultural and off-highway vehicle markets could reduce the sales and profitability of our business.

The demand for our products is largely dependent on the domestic and foreign production of medium- and heavy-duty trucks, automotive, agricultural and off-highway vehicles.  The markets for our products have historically been cyclical, because new vehicle demand is dependent on, among other things, consumer spending and is tied closely to the overall strength of the economy. Because our products are used principally in the production of vehicles for the medium- and heavy-duty truck, automotive, agricultural and off-highway vehicle markets, our net sales, and therefore our results of operations, are significantly dependent on the general state of the economy and other factors which affect these markets.  A decline in medium- and heavy-duty truck, automotive, agricultural and off-highway vehicle production could adversely impact our results of operations and financial condition. In 2009, approximately 67% of our net sales were derived from the medium- and heavy-duty truck, agricultural and off-highway vehicle markets and approximately 33% were made to the automotive market.  Seasonality experienced by the automotive industry also impacts our operations.

We may not realize sales represented by awarded business.

We base our growth projections, in part, on commitments made by our customers.  These commitments generally renew annually during a program life cycle.  If actual production orders from our customers do not approximate such commitments, it could adversely affect our business.

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

We require substantial amounts of raw materials and substantially all raw materials we require are purchased from outside sources.  The availability and prices of raw materials may be subject to curtailment or change due to, among other things, new laws or regulations, suppliers’ allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and worldwide price levels. As demand for our raw materials increases as a result of a recovering economy, we may have difficulties obtaining adequate raw materials from our suppliers to satisfy our customers.  Any extended period of time, which we cannot obtain adequate raw material or which we experience an increase in the price of the raw material could materially affect our results of operations and financial condition.

The loss or insolvency of any of our major customers would adversely affect our future results.

We are dependent on several principal customers for a significant percentage of our net sales.  In 2009, our top three principal customers were Navistar International, Deere & Company and Ford Motor Company, which comprised 27%, 12% and 9% of our net sales respectively.  In 2009, our top ten customers accounted for 69% of our net sales.  The loss of any significant portion of our sales to these customers or any other customers would have a material adverse impact on our results of operations and financial condition.  The contracts we have entered into with many of our customers provide for supplying the customers’ requirements for a particular model, rather than for manufacturing a specific quantity of products. Such contracts range from one year to the life of the model, which is generally three to seven years.  These contracts are subject to renegotiation, which may affect product pricing and generally may be terminated by our customers at any time.  Therefore, the loss of a contract for a major model or a significant decrease in demand for certain key models or group of related models sold by any of our major customers could have a material adverse impact on our results of operations and financial condition by reducing cash flows and our ability to spread costs over a larger revenue base. We also compete to supply products for successor models and are subject to the risk that the customer will not select us to produce products on any such model, which could have a material adverse impact on our results of operations and financial condition.  In addition, we have significant receivable balances related to these customers and other major customers that would be at risk in the event of their bankruptcy.

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

Adverse effects from the bankruptcy emergence of significant competitors.

Recently, a few of our significant competitors filed and emerged from bankruptcy protection.  The bankruptcy of these competitors has allowed them to eliminate or substantially reduce contractual obligations, including significant amounts of debt and avoid liabilities.  The elimination or reduction of these obligations has made these competitors stronger financially, which could have an adverse effect on our competitive position and results of operations.

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

Our products are subject to changing technology, which could place us at a competitive disadvantage relative to alternative products introduced by competitors.  Our success will depend on our ability to continue to meet customers’ changing specifications with respect to quality, service, price, timely delivery and technological innovation by implementing and sustaining competitive technological advances.  Our business may, therefore, require significant ongoing and recurring additional capital expenditures and investment in product development and manufacturing and management information systems.  We cannot assure you that we will be able to achieve the technological advances or introduce new products that may be necessary to remain competitive.  Our inability to continuously improve existing products, to develop new products and to achieve technological advances could have a material adverse effect on our results of operations and financial condition.

We may experience increased costs associated with labor unions that could adversely affect our financial performance and results of operations.

As of December 31, 2009, we had approximately 5,200 employees, approximately 1,500 of whom were salaried and the balance of whom were paid on an hourly basis. Certain employees located in Mexico, Sweden, and the United Kingdom are represented by a union but not collective bargaining agreements.  We cannot assure you that our employees will not be covered by collective bargaining agreements in the future or that any of our facilities will not experience a work stoppage or other labor disruption.  Any prolonged labor disruption involving our employees, employees of our customers, a large percentage of which are covered by collective bargaining agreements, or employees of our suppliers could have a material adverse impact on our results of operations and financial condition by disrupting our ability to manufacture our products or the demand for our products.

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

We believe that our business, operations and facilities have been and are being operated in compliance in all material respects with applicable environmental and health and safety laws and regulations, many of which provide for substantial fines and criminal sanctions for violations.  The operation of our manufacturing facilities entails risks and we cannot assure you that we will not incur material costs or liabilities in connection with these operations.  In addition, potentially significant expenditures could be required in order to comply with evolving environmental, health and safety laws, regulations or requirements that may be adopted or imposed in the future.

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

Disruptions in the financial markets are adversely impacting the availability and cost of credit which could negatively affect our business.

Our senior notes with a face value of $183.0 million at December 31, 2009 mature on May 1, 2012.  Our asset-based credit facility with a maximum borrowing level of $100.0 million expires on November 1, 2011.  Collectively these (“debt instruments”) will need to be refinanced prior to their respective maturities.  Disruptions in the financial markets, including the bankruptcy, insolvency or restructuring of certain financial institutions, and the general lack of liquidity continue to adversely impact the availability and cost of credit for many companies, including us.  We may be required to refinance these debt instruments at terms and rates that are less favorable than our current rates and terms, which could adversely affect our business, results of operations and financial condition.

We are subject to risks related to our international operations.

Approximately 19.1% of our net sales in 2009 were derived from sales outside of North America. Non-current assets outside of North America accounted for approximately 8.1% of our non-current assets as of December 31, 2009.  International sales and operations are subject to significant risks, including, among others:

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

Our consolidated results of operations include significant equity earnings from unconsolidated subsidiaries.  For the year ended December 31, 2009, we recognized $7.8 million of equity earnings and received $7.3 million in cash dividends from our unconsolidated subsidiaries.  Our equity investments may not always perform at the levels we have seen in recent years.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

The Company and its joint ventures currently own or lease 17 manufacturing facilities that are in use, which together contain approximately 1.6 million square feet of manufacturing space.  Of these manufacturing facilities, 11 are used by our Electronics reportable segment, three are used by our Control Devices reportable segment and three are owned by our joint venture companies.  The following table provides information regarding our facilities:

	Owned/		Square
Location	Leased	Use	Footage
Electronics
Juarez, Mexico	Owned	Manufacturing/Division Office	183,854
Portland, Indiana	Owned	Manufacturing	182,000
Chihuahua, Mexico	Owned	Manufacturing	135,569
Tallinn, Estonia	Leased	Manufacturing	85,911
Walled Lake, Michigan	Leased	Manufacturing/Division Office	78,225
Orebro, Sweden	Leased	Manufacturing	77,472
Mitcheldean, England	Leased	Manufacturing (Vacant)	74,790
Monclova, Mexico	Leased	Manufacturing	68,436
Chihuahua, Mexico	Leased	Manufacturing	61,619
El Paso, Texas	Leased	Warehouse	50,000
Chihuahua, Mexico	Leased	Manufacturing	49,805
Stockholm, Sweden	Leased	Engineering Office/Division Office	37,714
Dundee, Scotland	Leased	Manufacturing/Sales Office/Engineering Office	32,753
Portland, Indiana	Leased	Warehouse	25,000
Warren, Ohio	Leased	Engineering Office/Division Office	24,570
Chihuahua, Mexico	Leased	Engineering Office/Manufacturing	10,000
Bayonne, France	Leased	Sales Office/Warehouse	9,655
Madrid, Spain	Leased	Sales Office/Warehouse	1,560
Rome, Italy	Leased	Sales Office	1,216

Control Devices
Lexington, Ohio	Owned	Manufacturing/Division Office	219,612
Canton, Massachusetts	Owned	Manufacturing	132,560
Sarasota, Florida	Owned	Manufacturing (Vacant)	115,000
Suzhou, China	Leased	Manufacturing/Warehouse/Division Office	25,737
Sarasota, Florida	Owned	Warehouse (Vacant)	7,500
Lexington, Ohio	Leased	Warehouse	5,000
Lexington, Ohio	Leased	Warehouse	4,000

Corporate
Novi, Michigan	Leased	Sales Office/Engineering Office	9,400
Warren, Ohio	Owned	Headquarters	7,500
Stuttgart, Germany	Leased	Sales Office/Engineering Office	1,000
Seoul, South Korea	Leased	Sales Office	330
Shanghai, China	Leased	Sales Office	323

Joint Ventures
Manaus, Brazil	Owned	Manufacturing	102,247
Pune, India	Owned	Manufacturing/Engineering Office/Sales Office	80,000
São Paulo, Brazil	Owned	Manufacturing/Engineering Office/Sales Office	52,178
Buenos Aires, Argentina	Leased	Sales Office	3,551

Item 3.  Legal Proceedings.

We are involved in certain legal actions and claims arising in the ordinary course of business.  However, we do not believe that any of the litigation in which we are currently engaged, either individually or in the aggregate, will have a material adverse effect on our business, consolidated financial position or results of operations.  We are subject to the risk of exposure to product liability claims in the event that the failure of any of our products causes personal injury or death to users of our products and there can be no assurance that we will not experience any material product liability losses in the future.  We maintain insurance against such product liability claims.  In addition, if any of our products prove to be defective, we may be required to participate in a government-imposed or customer OEM-instituted recall involving such products.

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our shares are listed on the New York Stock Exchange (“NYSE”) under the symbol “SRI.”  As of February 19, 2010, we had 25,968,765 Common Shares without par value, issued and outstanding, which were owned by approximately 300 registered holders, including Common Shares held in the names of brokers and banks (so-called “street name” holdings) who are record holders with approximately 1,600 beneficial owners.

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

High and low sales prices (as reported on the NYSE composite tape) for our Common Shares for each quarter ended during 2009 and 2008 are as follows:

	Quarter Ended	High	Low
2009	March 31	$4.76	$1.51
	June 30	$4.80	$2.04
	September 30	$7.08	$3.85
	December 31	$9.28	$6.78
2008	March 31	$14.15	$6.97
	June 30	$17.98	$13.04
	September 30	$19.06	$11.25
	December 31	$10.32	$2.42

The Company did not repurchase any Common Shares in 2009 or 2008.

Set forth below is a line graph comparing the cumulative total return of a hypothetical investment in our Common Shares with the cumulative total return of hypothetical investments in the Hemscott Group–Industry Group 333 (Automotive Parts) Index and the NYSE Market Index based on the respective market price of each investment at December 31, 2004, 2005, 2006, 2007, 2008 and 2009 assuming in each case an initial investment of $100 on December 31, 2004, and reinvestment of dividends.

	2004	2005	2006	2007	2008	2009
Stoneridge, Inc	$100	$44	$54	$53	$30	$60
Hemscott Group–Industry Group 333 Index	$100	$109	$132	$143	$87	$112
NYSE Market Index	$100	$89	$100	$108	$47	$102

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

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
Statement of Operations Data:	(in thousands, except per share data)
Net sales:
Electronics	$311,268	$533,328	$458,672	$456,932	$401,663
Control Devices	176,815	236,038	289,979	271,943	291,434
Eliminations	(12,931)	(16,668)	(21,531)	(20,176)	(21,513)
Consolidated	$475,152	$752,698	$727,120	$708,699	$671,584

Gross profit	$87,985	$166,287	$167,723	$158,906	$148,588

Operating income (loss) (A)	$(18,243)	$(43,271)	$34,799	$35,063	$23,303

Equity in earnings of investees	$7,775	$13,490	$10,893	$7,125	$4,052

Income (loss) before income taxes (A)
Electronics	$(13,911)	$38,713	$20,692	$20,882	$(216)
Control Devices	(5,712)	(78,858)	15,825	13,987	19,429
Corporate interest	(21,782)	(20,708)	(21,969)	(21,622)	(22,994)
Other corporate activities	8,079	10,078	8,676	6,392	8,217
Consolidated.	$(33,326)	$(50,775)	$23,224	$19,639	$4,436

Net income (loss) (A), (B)	$(32,323)	$(97,527)	$16,671	$14,513	$933

Net income attributable to noncontrolling interest	82	-	-	-	-

Net income (loss) attributable to Stoneridge, Inc.
and Subsidiaries (A), (B)	$(32,405)	$(97,527)	$16,671	$14,513	$933

Basic net income (loss) per share (A), (B)	$(1.37)	$(4.17)	$0.72	$0.63	$0.04

Diluted net income (loss) per share (A), (B)	$(1.37)	$(4.17)	$0.71	$0.63	$0.04

Other Data:
Product development expenses	$32,993	$45,509	$45,223	$40,840	$39,193
Capital expenditures.	$11,998	$24,573	$18,141	$25,895	$28,934
Depreciation and amortization (C)	$19,939	$26,399	$28,503	$26,180	$26,157

Balance Sheet Data (at period end):
Working capital	$142,896	$160,387	$184,788	$135,915	$116,689
Total assets	$362,525	$382,437	$527,769	$501,807	$463,038
Long-term debt, less current portion	$183,431	$183,000	$200,000	$200,000	$200,000
Shareholders' equity	$74,057	$91,758	$206,189	$178,622	$153,991

(A)
Our 2008 operating loss, loss before income taxes, net loss, net loss attributable to Stoneridge, Inc. and Subsidiaries and related basic and diluted loss per share amounts includes a non-cash, pre-tax goodwill impairment loss of $65,175.

(B)
Our 2008 net loss, net loss attributable to Stoneridge, Inc. and Subsidiaries and related basic and diluted loss per share amounts includes a non-cash deferred tax asset valuation allowance of $62,006.

(C)	These amounts represent depreciation and amortization on fixed and certain finite-lived intangible assets.

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

We are an independent designer and manufacturer of highly engineered electrical and electronic components, modules and systems for the medium- and heavy-duty truck, automotive, agricultural and off-highway vehicle markets.

For the year ended December 31, 2009, net sales were $475.2 million, a decrease of $277.5 million compared with $752.7 million for the year ended December 31, 2008.  The decrease in our net sales was primarily due to the severe reduction in sales volumes that we experienced in all of our markets in 2009.  Our net loss for the year ended December 31, 2009 was $32.4 million, or $(1.37) per diluted share, compared with a net loss of $97.5 million, or $(4.17) per diluted share, for 2008.  In 2008, we recognized a non-cash goodwill impairment charge of $65.2 million and a non-cash deferred tax asset valuation allowance of $62.0 million.  There was no goodwill impairment recognized in 2009.

Our 2009 results were negatively affected by the decline in the North American and European commercial and North American automotive vehicle markets as well as the economy as a whole.  Production volumes in the North American automotive vehicle market declined by 32.3% during the year ended December 31, 2009 when compared to the prior year.  These automotive market production volume reductions had a negative effect on our North American automotive market net sales of approximately $41.9 million, primarily within our Control Devices segment.  Net sales to the automotive market outside of North America declined by approximately $19.0 million between the current and prior years due to volume reductions.  The commercial vehicle market production volumes in Europe and North America declined by 64.1% and 39.8%, respectively, during the current year when compared to the prior year, which resulted in lower net sales of approximately $158.5 million, primarily within our Electronics segment.  Our agricultural net sales also decreased during the current year due to volume reductions.  These volume reductions had a negative effect on our net sales of approximately $26.6 million, which was primarily within our Electronics segment.  In aggregate, production declines had an unfavorable effect on our consolidated net sales of approximately $246.0 million for the year ended December 31, 2009.  In addition, our results were affected by foreign currency exchange rates.  Foreign exchange translation adversely affected our net sales by approximately $15.3 million for the year ended December 31, 2009 when compared to the year ended December 31, 2008.  Product pricing had a minimal effect on our current year net sales when compared to our net sales for the 2008 year.  Our gross margin percentage decreased from 22.1% for the year ended December 31, 2008 to 18.5% for the current year, primarily due to the significant reductions in customer production schedules for the markets that we serve.

Our selling, general and administrative expenses (“SG&A”) decreased from $136.0 million for the year ended December 31, 2008 to $102.6 million for the year ended December 31, 2009.  This $33.4 million or 24.6% decrease in SG&A, was primarily due to reduced compensation and compensation related expenses incurred during the year ended December 31, 2009 of approximately $21.0 million as a result of lower headcount and incentive compensation expenses.  These reduced compensation and compensation related expenses are largely due to cost benefits realized in the current year from prior period restructuring initiatives.  In addition, our design and development costs decreased between periods due to customers delaying new product launches in the near term as well as planned reductions in our design activities.  Our design and development costs declined by approximately $8.8 million between the two periods, excluding compensation and compensation related expenses.  In addition to our restructuring initiatives, we reduced discretionary spending in 2009, which has reduced our current year cost structure.

Affecting our profitability were restructuring initiatives that began in the fourth quarter of 2007 to improve the Company’s manufacturing efficiency and cost position by ceasing manufacturing operations at our Sarasota, Florida and Mitcheldean, United Kingdom locations.  These restructuring initiatives continued throughout 2008 and 2009, primarily in the form of headcount reductions to adjust our headcount levels to reflect current market conditions.  The related 2009 expenses of $3.7 million were primarily comprised of one-time termination benefits.  The 2008 expenses of $15.4 million were primarily comprised of one-time termination benefits, line-transfer expenses and contract termination costs.  Restructuring expenses that were general and administrative in nature were included in the Company’s consolidated statements of operations as restructuring charges, while the remaining restructuring related expenses were included in cost of goods sold.

In 2009, our PST Eletrônica S.A. (“PST”) joint venture in Brazil, which is an electronic system provider focused on security and convenience applications primarily for the vehicle and motorcycle industry also experienced declines in net sales as a result of the world-wide economic recession, resulting in equity earnings declining from $12.8 million for the year ended December 31, 2008 to $7.4 million in the current year.  However, our dividend payments received from PST increased from $4.2 million in 2008 to $7.3 million in 2009.  We currently hold a 50% equity interest in PST.  Foreign currency fluctuations did not have a significant effect on the results of PST.

On October 13, 2009, we acquired a 51% membership interest in Bolton Conductive Systems, LLC (“BCS”) for a purchase price of approximately $6.0 million, net of cash acquired.  Results of operations of BCS were included in our consolidated results from the date of acquisition within our Electronics reportable segment.  As a result of the acquisition, we have preliminarily allocated the BCS purchase price to net tangible assets acquired, intangible assets, goodwill and noncontrolling interest, of $0.9 million, $1.1 million, $9.2 million and $4.4 million, respectively as of the acquisition date.

Outlook

During the second half of 2009 the North American automotive vehicle market began to recover, which had a favorable effect on our Control Devices segment’s results.  While we do not expect a full recovery within the domestic automotive vehicle market in 2010, we do expect volumes to increase from 2009 levels.

The North American commercial vehicle market improved slightly during the latter part of 2009, however the European commercial vehicle market continued to decline throughout 2009.  We believe that net sales will increase slightly in 2010 due to increased demand for the products we produce.

Through our restructuring initiatives initiated in prior years, we have been able to reduce our cost structure.  Our fixed overhead costs are lower due to the cessation of manufacturing at our Sarasota, Florida and Mitcheldean United Kingdom locations while our selling, general and administrative costs are lower due to an overall reduction in employees.  As sales volumes increase in 2010, we expect our operating margin will benefit from our reduced cost structure.

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

Year Ended December 31, 2009 Compared To Year Ended December 31, 2008

Net Sales. Net sales for our reportable segments, excluding inter-segment sales, for the years ended December 31, 2009 and 2008 are summarized in the following table (in thousands):

	For the Years Ended December 31,
	2009		2008		$ Decrease	% Decrease
Electronics	$301,424	63.4%	$520,936	69.2%	$(219,512)	(42.1	) %
Control Devices	173,728	36.6	231,762	30.8	(58,034)	(25.0	) %
Total net sales	$475,152	100.0%	$752,698	100.0%	$(277,546)	(36.9	) %

Our Electronics segment was adversely affected by reduced volume in our served markets by approximately $198.1 million for the year ended December 31, 2009 when compared to the prior year.  The decrease in net sales for our Electronics segment was primarily due to volume declines in our North American and European commercial vehicle production.  Commercial vehicle market production volumes in Europe and North America declined by 64.1% and 39.8%, respectively, during the year ended December 31, 2009 compared to the prior year.   The reductions in European and North American commercial vehicle production negatively affected net sales in our Electronics segment for the year ended December 31, 2009 by approximately $65.3 million or 42.3% and $88.7 million or 37.3%, respectively.  The balance of the decrease was primarily related to volume declines in the agricultural and automotive vehicle markets of approximately $22.6 million and $21.5 million, respectively.  In addition, our Electronics segment net sales were unfavorably affected by foreign currency fluctuations of approximately $15.3 million in 2009 when compared to 2008.

Our Control Devices segment was adversely affected by reduced volume in our served markets by approximately $49.4 million for the year ended December 31, 2009 when compared to the prior year.  The decrease in net sales for our Control Devices segment was primarily attributable to production volume reductions at our major customers in the North American automotive vehicle market.  Production volumes in the North American automotive vehicle market declined by 32.3% during the year ended December 31, 2009 when compared to the year ended December 31, 2008.  Volume reductions within the automotive market of our Control Devices segment reduced net sales for the year ended December 31, 2009 by approximately $39.4 million, or 20.7%, when compared to the prior year.  In addition, our current year net sales were adversely affected by sales losses during the year ended December 31, 2009 of approximately $10.0 million.  These sales losses were primarily a result of our products being decontented or removed from certain customer products.  The balance of the decrease was related to volume declines in the agricultural and commercial vehicle markets of approximately $5.6 million and $4.4 million, respectively during the year ended December 31, 2009 when compared to the prior year.

Net sales by geographic location for the years ended December 31, 2009 and 2008 are summarized in the following table (in thousands):

	For the Years Ended December 31,
	2009		2008		$ Decrease	% Decrease
North America	$384,467	80.9%	$557,990	74.1%	$(173,523)	(31.1	) %
Europe and other	90,685	19.1	194,708	25.9	(104,023)	(53.4	) %
Total net sales	$475,152	100.0%	$752,698	100.0%	$(277,546)	(36.9	) %

The North American geographic location consists of the results of our operations in the United States and Mexico.

The decrease in North American net sales was primarily attributable to lower sales volume in our North American commercial vehicle, automotive and agricultural markets.  These lower volume levels had a negative effect on our net sales for the year ended December 31, 2009 of $93.1 million, $41.9 million and $25.8 million for our North American commercial vehicle, automotive vehicle and agricultural markets, respectively.  Our decrease in net sales outside North America was primarily due to lower sales volumes in the European commercial and automotive vehicle markets, which had a negative effect on net sales for the year ended December 31, 2009 of approximately $65.4 million and $19.0 million, respectively.  In addition, our 2009 net sales outside of North America were negatively affected by foreign currency fluctuations of approximately $15.3 million.

Consolidated statements of operations as a percentage of net sales for the years ended December 31, 2009 and 2008 are presented in the following table (in thousands):

	For the Years Ended December 31,						$ Increase /
	2009			2008			(Decrease)
Net Sales	$475,152	100.0%		$752,698	100.0%		$(277,546)

Costs and Expenses:
Cost of goods sold	387,167	81.5		586,411	77.9		(199,244)
Selling, general and administrative	102,583	21.6		135,992	18.1		(33,409)
Goodwill impairment charge	-	-		65,175	8.7		(65,175)
Restructuring charges	3,645	0.8		8,391	1.1		(4,746)

Operating Loss	(18,243)	(3.9)		(43,271)	(5.8)		25,028

Interest expense, net	21,965	4.6		20,575	2.7		1,390
Equity in earnings of investees	(7,775)	(1.6)		(13,490)	(1.8)		5,715
Other expense, net	893	0.2		419	0.1		474

Loss Before Income Taxes	(33,326)	(7.1)		(50,775)	(6.8)		17,449

Provision (benefit) for income taxes	(1,003)	(0.2)		46,752	6.2		(47,755)

Net Loss	(32,323)	(6.9	) %	(97,527)	(13.0	) %	65,204

Net Income Attributable to Noncontrolling Interest	82	-%		-	-%		82

Net Loss Attributable to Stoneridge, Inc. and Subsidiaries	$(32,405)	(6.9	) %	$(97,527)	(13.0	) %	$65,122

Cost of Goods Sold.  The increase in cost of goods sold as a percentage of net sales was due to the significant decline in volume of our European and North American commercial and automotive vehicle markets net sales during 2009.  A portion of our cost structure is fixed in nature, such as overhead and depreciation costs.  These fixed costs combined with significantly lower net sales have increased our cost of goods sold as a percentage of net sales.  In addition, our cost of goods sold for 2008 included approximately $7.0 million of restructuring charges.  In 2009, there was approximately $0.1 million of restructuring costs included in cost of goods sold.  Our material cost as a percentage of net sales for our Electronics segment for 2009 and 2008 was 55.4% and 51.8%, respectively.  This increase is primarily due to significantly lower volume from our military related commercial vehicle products in the current year.  Our materials cost as a percentage of sales for the Control Devices segment increased from 50.7% for 2008 to 52.9% for 2009.  Our material costs as a percent of sales increased during the current period due to the outsourcing of a stamping operation and inventory related charges.  As a result of outsourcing the stamping operation, the entire cost of the stamping was included in direct material.  Prior to outsourcing the stamping operation, the cost was split between direct labor, direct material and overhead.

Selling, General and Administrative Expenses.  Design and development expenses included in SG&A were $33.0 million and $45.5 million for 2009 and 2008, respectively.  Design and development expenses for our Electronics and Control Devices segments decreased from $29.5 million and $16.0 million for 2008 to $19.5 million and $13.5 million for 2009, respectively.  The decrease in design and development costs for both segments was a result of our customers delaying new product launches in the near term as well as planned reductions in our design activities.  As a result of our product platform launches scheduled for 2010 and in the future, we believe that our design and development costs will increase in 2010 from our 2009 level.  The decrease in SG&A costs excluding design and development expenses was due to lower employee related costs of approximately $17.3 million caused by reduced headcount and lower incentive compensation expenses, company-wide.  These current year cost reductions are benefits related to a combination of restructuring initiatives incurred in prior periods and temporary cost control measures, such as wage and benefit freezes and unpaid leaves.  Our SG&A costs increased as a percentage of net sales because net sales declined faster than we were able to reduce our SG&A costs.

Goodwill Impairment Charge.  A goodwill impairment charge of $65.2 million was recorded during 2008.  During the fourth quarter of 2008, as a result of the deterioration of the global economy and its effects on the automotive and commercial vehicle markets, we recognized the goodwill impairment charge within our Control Devices reportable segment.  There were no similar impairment charges taken in 2009.

Restructuring Charges. Costs from our restructuring initiatives for 2009 decreased compared to 2008. Costs incurred during 2009 related to restructuring initiatives amounted to approximately $3.7 million and were primarily comprised of one-time termination benefits.  Restructuring related expenses of $3.6 million that were general and administrative in nature were included in our consolidated statement of operations as restructuring charges, while the remaining $0.1 million of restructuring related expenses was included in cost of goods sold.  These restructuring actions were in response to the depressed conditions in the European and North American commercial vehicle markets as well as the North American automotive vehicle market.  Restructuring charges for 2008 were approximately $15.4 million and were comprised of one-time termination benefits and line-transfer expenses related to our initiative to improve the Company’s manufacturing efficiency and cost position by ceasing manufacturing operations at our Control Devices segment facility in Sarasota, Florida and our Electronics segment facility in Mitcheldean, United Kingdom.  Restructuring related expenses of $8.4 million that were general and administrative in nature were included in our consolidated statements of operations as restructuring charges, while the remaining $7.0 million of restructuring related expenses were included in cost of goods sold.  These initiatives were substantially completed in 2009.

Restructuring charges, general and administrative in nature, recorded by reportable segment during the year ended December 31, 2009 were as follows (in thousands):

	Electronics	Control Devices	Total Consolidated Restructuring Charges
Severance costs	$2,237	$1,034	$3,271
Contract termination costs	374	-	374
Total restructuring charges	$2,611	$1,034	$3,645

Severance costs relate to a reduction in workforce.  Contract termination costs represent expenditures associated with long-term lease obligations that were cancelled as part of the restructuring initiatives.

Restructuring charges, general and administrative in nature, recorded by reportable segment during the year ended December 31, 2008 were as follows (in thousands):

	Electronics	Control Devices	Total Consolidated Restructuring Charges
Severance costs	$2,564	$2,521	$5,085
Contract termination costs	1,305	-	1,305
Other exit costs	23	1,978	2,001
Total restructuring charges	$3,892	$4,499	$8,391

Other exit costs include miscellaneous expenditures associated with exiting business activities, such as the transferring of production equipment.

Equity in Earnings of Investees.  The decrease in equity earnings of investees was predominately attributable to the decrease in equity earnings recognized from our PST joint venture.  Equity earnings for PST declined from $12.8 million for the year ended December 31, 2008 to $7.4 million for the year ended December 31, 2009. The decrease was caused by a 19.3% decline in PST’s net sales.

Income (Loss) Before Income Taxes.  Income (loss) before income taxes is summarized in the following table by reportable segment (in thousands):

	For the Years Ended December 31,		$ Increase /	% Increase /
	2009	2008	(Decrease)	(Decrease)
Electronics	$(13,911)	$38,713	$(52,624)	(135.9	) %
Control Devices	(5,712)	(78,858)	73,146	92.8%
Other corporate activities	8,079	10,078	(1,999)	(19.8	) %
Corporate interest expense, net	(21,782)	(20,708)	(1,074)	(5.2	) %
Loss before income taxes	$(33,326)	$(50,775)	$17,449	34.4%

The decrease in our profitability in the Electronics reportable segment was primarily related to the significant decline in net sales, primarily related to volume declines in 2009 when compared to 2008.  Volume reductions reduced our net sales within the Electronics segment by approximately $198.1 million for the year ended December 31, 2009 when compared to the prior year.

The decrease in loss before income taxes in the Control Devices reportable segment was primarily due to the goodwill impairment charge of $65.2 million recognized in 2008.  Additionally, the Control Devices segment recognized an additional $7.8 million of restructuring related expenses in 2008 as compared to 2009.  Volume reductions reduced our net sales within the Control Devices segment by approximately $49.4 million for the year ended December 31, 2009 when compared to the prior year.

The increase in interest expense, net from 2008 to 2009 was a result of a lower amount of interest income realized in the current year to offset our interest expense.  The decreased interest income is attributable to lower yields on investments during 2009 when compared to 2008.

The decrease in income before income taxes from other corporate activities was primarily due to a decrease in equity earnings from our PST joint venture of $5.4 million in 2009 when compared to 2008.  This was partially offset by reduced compensation and compensation related costs recognized during 2009 when compared to 2008, due to cost reduction initiatives.  Compensation and compensation related costs were approximately $1.7 million lower in 2009 than they were in 2008.

Loss before income taxes by geographic location for the years ended December 31, 2009 and 2008 are summarized in the following table (in thousands):

	For the Years Ended December 31,				$ Increase	% Increase
	2009		2008		(Decrease)	(Decrease)
North America	$(16,715)	50.2%	$(47,795)	94.1%	$31,080	65.0%
Europe and other	(16,611)	49.8	(2,980)	5.9	(13,631)	NM
Loss before income taxes	$(33,326)	100.0%	$(50,775)	100.0%	$17,449	34.4%

NM - not meaningful

North America loss before income taxes includes interest expense of approximately $21.4 million and $21.6 million for the year ended December 31, 2009 and 2008, respectively.

Our North American 2008 profitability was adversely affected by the $65.2 million goodwill impairment charge.  Excluding the goodwill impairment charge, the decrease in our profitability in North America was primarily attributable to lower commercial and automotive vehicle sales volumes during the year ended December 31, 2009 of approximately $93.1 million and $41.9 million, respectively, when compared to 2008.  The decrease in profitability outside North America was primarily due to lower sales volumes within our European commercial vehicle market of approximately $65.4 million for the year ended December 31, 2009, as compared to the year ended December 31, 2008.

Provision (Benefit) for Income Taxes.  We recognized a provision (benefit) for income taxes of $(1.0) million, or 3.0% of our pre-tax net loss, and $46.8 million, or (92.1) % of pre-tax net income, for federal, state and foreign income taxes for 2009 and 2008, respectively. The effective tax rate for 2009 decreased compared to 2008 primarily as a result of the difference in the amount of valuation allowance recorded against our domestic deferred tax assets. Prior to 2008 the Company had not provided a valuation allowance against its domestic deferred tax assets, therefore the amount of valuation allowance provided in 2008 was based on the total domestic deferred tax asset amount. The amount of valuation allowance provided in 2009 is significantly less than 2008 as it relates only to the change in domestic deferred tax assets from 2008 to 2009.   Due to the impairment of goodwill in 2008, the Company is in a cumulative loss position for the period 2007-2009 and has provided a valuation allowance offsetting federal, state and certain foreign net deferred tax assets.  Additionally, the 2008 effective tax rate was negatively affected by non-deductible goodwill.

Year Ended December 31, 2008 Compared To Year Ended December 31, 2007

Net Sales. Net sales for our reportable segments, excluding inter-segment sales, for the years ended December 31, 2008 and 2007 are summarized in the following table (in thousands):

	For the Years Ended December 31,				$ Increase /	% Increase /
	2008		2007		(Decrease)	(Decrease)
Electronics	$520,936	69.2%	$441,717	60.7%	$79,219	17.9%
Control Devices	231,762	30.8	285,403	39.3	(53,641)	(18.8	) %
Total net sales	$752,698	100.0%	$727,120	100.0%	$25,578	3.5%

The increase in net sales for our Electronics segment was primarily due to new business sales of military related products and increased sales volume in 2008.  Contractual price reductions and foreign currency exchange rates negatively affected net sales by approximately $2.0 million in 2008.

The decrease in net sales for our Control Devices segment was primarily attributable to production volume reductions at our major customers in the North American automotive market.  Additionally, our 2008 net sales were $3.3 million lower than 2007 net sales due to a customer cancelation of our pressure sensor product at our Sarasota, Florida, facility.  The contract for this business was scheduled to expire in 2009.

Net sales by geographic location for the years ended December 31, 2008 and 2007 are summarized in the following table (in thousands):

	For the Years Ended December 31,				$ Increase /	% Increase /
	2008		2007		(Decrease)	(Decrease)
North America	$557,990	74.1%	$522,730	71.9%	$35,260	6.7%
Europe and other	194,708	25.9	204,390	28.1	(9,682)	(4.7	) %
Total net sales	$752,698	100.0%	$727,120	100.0%	$25,578	3.5%

The increase in North American sales was primarily attributable to new business sales of military related electronics products.  The increase was partially offset by lower sales volume in our North American automotive market.  Our decrease in sales outside North America was primarily due to reduced European commercial vehicle sales volume and reduced volume in automotive products.

Consolidated statements of operations as a percentage of net sales for the years ended December 31, 2008 and 2007 are presented in the following table (in thousands):

	For the Years Ended December 31,					$ Increase /
	2008			2007		(Decrease)
Net Sales	$752,698	100.0%		$727,120	100.0%	$25,578

Costs and Expenses:
Cost of goods sold	586,411	77.9		559,397	76.9	27,014
Selling, general and administrative	136,563	18.1		133,708	18.4	2,855
Gain on sale of property, plant & equipment, net	(571)	(0.1)		(1,710)	(0.2)	1,139
Goodwill impairment charge	65,175	8.7		-	-	65,175
Restructuring charges	8,391	1.1		926	0.1	7,465

Operating Income (Loss)	(43,271)	(5.7)		34,799	4.8	(78,070)

Interest expense, net	20,575	2.7		21,759	3.0	(1,184)
Equity in earnings of investees	(13,490)	(1.8)		(10,893)	(1.5)	(2,597)
Loss on early extinguishment of debt	770	0.1		-	-	770
Other (income) expense, net	(351)	-		709	0.1	(1,060)

Income (Loss) Before Income Taxes	(50,775)	(6.7)		23,224	3.2	(73,999)

Provision for income taxes	46,752	6.2		6,553	0.9	40,199

Net Income (Loss)	$(97,527)	(12.9	) %	$16,671	2.3%	$(114,198)

Cost of Goods Sold. The increase in cost of goods sold as a percentage of sales was primarily due to $7.0 million of restructuring expenses included in cost of goods sold for 2008.  The negative impact of restructuring expenses was partially offset by a more favorable product mix and new business sales.

Selling, General and Administrative Expenses.  Product development expenses included in SG&A were $45.5 million and $45.2 million for 2008 and 2007, respectively.  The increase was primarily related to development spending in the areas of instrumentation and wiring.

The Company intends to reallocate its resources to focus on the design and development of new products rather than primarily focusing on sustaining existing product programs.  The increase in SG&A expenses, excluding product development expenses was due primarily to compensation related items in 2008.

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

Restructuring charges recorded by reportable segment during the year ended December 31, 2008 were as follows (in thousands):

	Electronics	Control Devices	Total Consolidated Restructuring Charges
Severance costs	$2,564	$2,521	$5,085
Contract termination costs	1,305	-	1,305
Other exit costs	23	1,978	2,001
Total restructuring charges	$3,892	$4,499	$8,391

Severance costs relate to a reduction in workforce.  Contract termination costs represent expenditures associated with long-term lease obligations that were cancelled as part of the restructuring initiatives.  Other exit costs include miscellaneous expenditures associated with exiting business activities, such as the transferring of production equipment.

Restructuring charges recorded by reportable segment during the year ended December 31, 2007 were as follows (in thousands):

	Electronics	Control Devices	Total Consolidated Restructuring Charges
Severance costs	$542	$357	$899
Other exit costs	-	27	27
Total restructuring charges	$542	$384	$926

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

Income (Loss) Before Income Taxes.  Income (loss) before income taxes is summarized in the following table by reportable segment (in thousands):

	For the Years Ended December 31,		$ Increase /	% Increase /
	2008	2007	(Decrease)	(Decrease)
Electronics	$38,713	$20,692	$18,021	87.1%
Control Devices	(78,858)	15,825	(94,683)	NM
Other corporate activities	10,078	8,676	1,402	16.2%
Corporate interest expense	(20,708)	(21,969)	1,261	5.7%
Income (loss) before income taxes	$(50,775)	$23,224	$(73,999)	(318.6	) %

NM - not meaningful

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

Income (loss) before income taxes by geographic location for the years ended December 31, 2008 and 2007 are summarized in the following table (in thousands):

	For the Years Ended December 31,
	2008		2007		$ Decrease	% Decrease
North America	$(47,795)	94.1%	$12,405	53.4%	$(60,200)	(485.3	) %
Europe and other	(2,980)	5.9	10,819	46.6	(13,799)	(127.5	) %
Income (loss) before income taxes	$(50,775)	100.0%	$23,224	100.0%	$(73,999)	(318.6	) %

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

Provision for Income Taxes. We recognized a provision for income taxes of $46.8 million, or (92.1)% of pre-tax loss, and $6.6 million, or 28.2% of pre-tax income, for federal, state and foreign income taxes for the years ended December 31, 2008 and 2007, respectively. The increase in the effective tax rate for 2008 was primarily attributable to the recording of a valuation allowance against our domestic deferred tax assets. Due to the impairment of goodwill the Company was in a cumulative loss position for the period 2006-2008. Pursuant to the accounting guidance the Company was required to record a valuation allowance. Additionally, the effective tax rate was unfavorably affected by the costs incurred to restructure our United Kingdom operations. Since we do not believe that the related tax benefit of those losses will be realized, a valuation allowance was recorded against the foreign deferred tax assets associated with those foreign losses. Finally, offsetting the impact of the current year valuation allowances, the effective tax rate was favorably impacted by a combination of audit settlements, successful litigation and the expiration of certain statutes of limitation.  We believe that we should ultimately generate sufficient U.S. taxable income during the remaining tax loss and credit carry forward periods in order to realize substantially all of the benefits of the net operating losses and credits before they expire.

Liquidity and Capital Resources

Summary of Cash Flows for the years ended December 31, 2009 and 2008 (in thousands):

			$ Increase /
	2009	2008	(Decrease)
Cash provided by (used for):
Operating activities	$13,824	$42,456	$(28,632)
Investing activities	(17,764)	(23,901)	6,137
Financing activities	336	(16,231)	16,567
Effect of exchange rate changes on cash and cash equivalents	2,819	(5,556)	8,375
Net change in cash and cash equivalents	$(785)	$(3,232)	$2,447

The decrease in net cash provided by operating activities was primarily due to lower earnings, partially offset by lower inventory balances at December 31, 2009 when compared to December 31, 2008.  In particular, we reduced inventories in 2009 because of lower production requirements and the reduction of inventory safety stock resulting from the transfer of production from our Sarasota, Florida and Mitcheldean, United Kingdom factories to other Stoneridge facilities during the last six months of 2008.

The decrease in net cash used for investing activities reflects a decrease in cash used for capital projects of approximately $12.6 million offset by an increase in business acquisitions of $5.0 million in 2009.  We acquired a 51% membership interest in BCS during 2009.  Capital expenditures were lower for the year ended December 31, 2009 when compared to the prior year due to our customers delaying new product launches.  We believe that our capital expenditures will increase as the markets that we serve continue to recover.

The decrease in net cash used by financing activities was primarily due to cash used to purchase and retire $17.0 million in face value of the Company’s senior notes during 2008.  There was no similar activity during 2009.

Summary of Cash Flows for the years ended December 31, 2008 and 2007 (in thousands):

			$ Increase /
	2008	2007	(Decrease)
Cash provided by (used for):
Operating activities	$42,456	$33,525	$8,931
Investing activities	(23,901)	(5,826)	(18,075)
Financing activities	(16,231)	900	(17,131)
Effect of exchange rate changes on cash and cash equivalents	(5,556)	1,443	(6,999)
Net change in cash and cash equivalents	$(3,232)	$30,042	$(33,274)

The increase in net cash provided by operating activities was primarily due to lower accounts receivable balances in the current year due to lower fourth quarter net sales.

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

As discussed in Note 9 to our consolidated financial statements, we have entered into foreign currency forward contracts with a notional value of $52.2 million and $44.2 million at December 31, 2009 and 2008, respectively.  The purpose of these investments is to reduce exposure related to our British pound and Swedish krona-denominated receivables and Mexican peso-denominated payables.  The estimated fair value of the British pound contract at December 31, 2009 and 2008, per quoted market sources, was approximately $30 thousand and $2.1 million, respectively.  The estimated fair market value of the Mexican peso-denominated contracts at December 31, 2009 and 2008, per quoted market sources, was approximately $1.7 million and $(2.9) million, respectively.

The following table summarizes our future cash outflows resulting from financial contracts and commitments, as of December 31, 2009 (in thousands):

	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Debt	$183,704	$273	$183,407	$24	$-
Operating leases	21,361	5,516	7,642	5,111	3,092
Employee benefit plans	8,809	727	1,552	1,681	4,849
Total contractual obligations	$213,874	$6,516	$192,601	$6,816	$7,941

These future cash outlows for benefit plans were prior to placing our wholly owned subsidiary, Stoneridge Pollak Limited into administration in the United Kingdom on February 23, 2010.

Management will continue to focus on reducing its weighted average cost of capital and believes that cash flows from operations and the availability of funds from our asset-based credit facility will provide sufficient liquidity to meet our future growth and operating needs.  We expect working capital levels to increase to coincide with higher expected future sales levels.

As outlined in Note 4 to our consolidated financial statements, our asset-based credit facility, permits borrowing up to a maximum level of $100.0 million.  This facility provides us with lower borrowing rates and allows us the flexibility to refinance our outstanding debt.  At December 31, 2009, there were no borrowings on this asset-based credit facility.  The available borrowing capacity on this credit facility is based on eligible current assets, as defined.  At December 31, 2009 and 2008, the Company had borrowing capacity of $54.1 million and $57.7 million, respectively, based on eligible current assets.  The Company was in compliance with all covenants at December 31, 2009 and 2008.  We believe that we will be in compliance with all covenants in 2010.

On October 13, 2009, BCS entered into a master revolving note (the “Revolver”), which permits borrowing up to a maximum level of $3.0 million.  At December 31, 2009, BCS had approximately $0.7 million in borrowings outstanding on the Revolver, which are included on the consolidated balance sheet as a component of accrued expenses and other.  The Revolver expires on October 1, 2010.  Interest is payable monthly at the prime referenced rate plus a 2.25% margin.  At December 31, 2009, the interest rate on the revolver was 5.5%.  The Company is a guarantor as it relates to the Revolver.

As of December 31, 2009, the Company’s $183.0 million senior notes were redeemable at 101.917%.  Given the Company’s senior notes are redeemable, we may seek to retire the senior notes through a redemption, cash purchases, open market purchases, privately negotiated transactions or otherwise.  Such redemptions, purchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  The amounts involved may be material.

BCS had an installment note (“installment note”) of approximately $0.5 million and other notes payable for the purchase of various fixed assets (“fixed asset notes”) of approximately $0.2 million as of the acquisition date.  Interest on the installment notes is the prime referenced rate plus a 2.25% margin.  At December 31, 2009, the interest rate on the installment note was 5.5%.  The installment note calls for monthly installment payments of principal and interest and matures in 2012.  The weighted average interest rate on the fixed asset notes was 6.6% at December 31, 2009.  At December 31, 2009, the principal amounts due on the installment and fixed asset notes was approximately $0.5 million and $0.2 million, respectively.    The Company is a guarantor as it relates to the installment note.

As outlined in Note 2, the October 13, 2009 BCS purchase agreement provides that the Company may be required to make additional payments to the previous owners of BCS for its 51% membership interest based on BCS achieving financial performance targets as defined by the purchase agreement.  The maximum amount of additional payments to the prior owners of BCS is $3.2 million per year in 2011, 2012 and 2013 are contingent upon BCS achieving profitability targets based on earnings before interest, income taxes, depreciation and amortization in the years 2010, 2011 and 2012, respectively. In addition, the Company may be required to make additional payments to BCS of approximately $0.5 million in 2011 and 2012 based on BCS achieving annual revenue targets in 2010 and 2011, respectively.  The purchase agreement provides the Company with the option to purchase the remaining 49% interest in BCS in 2013 at a price determined in accordance with the purchase agreement.  If the Company does not exercise this option then the minority owners of BCS have the option in 2014 to purchase the Company’s 51% interest in BCS at a price determined in accordance with the purchase agreement or to jointly market BCS for sale.  BCS’s results of operations are included in the Company’s consolidated statement of operations from its date of acquisition.

At December 31, 2009, we had a cash and cash equivalents balance of approximately $91.9 million, of which $57.1 million was held domestically and $34.8 million was held in foreign locations.  None of our cash balance was restricted at December 31, 2009.

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

Critical Accounting Policies and Estimates

Estimates.  The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.

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

Revenue Recognition and Sales Commitments.  We recognize revenues from the sale of products, net of actual and estimated returns of products sold based on authorized returns, at the point of passage of title, which is generally at the time of shipment.  We often enter into agreements with our customers at the beginning of a given vehicle’s expected production life.  Once such agreements are entered into, it is our obligation to fulfill the customers’ purchasing requirements for the entire production life of the vehicle.  These agreements are subject to renegotiation, which may affect product pricing.  In certain limited instances, we may be committed under existing agreements to supply products to our customers at selling prices which are not sufficient to cover the direct cost to produce such products.  In such situations, we recognize losses immediately.  There were no such significant instances of this in 2009.  These agreements generally may also be terminated by our customers at any time.

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

Allowance for Doubtful Accounts. We have concentrations of sales and trade receivable balances with a few key customers. Therefore, it is critical that we evaluate the collectability of accounts receivable based on a combination of factors.  In circumstances where we are aware of a specific customer’s inability to meet their financial obligations, a specific allowance for doubtful accounts is recorded against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected.  Additionally, we review historical trends for collectability in determining an estimate for our allowance for doubtful accounts.  If economic circumstances change substantially, estimates of the recoverability of amounts due to the Company could be reduced by a material amount.  We do not have collateral requirements with our customers.

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

We have accrued for estimated losses when it is probable that a liability or loss has been incurred and the amount can be reasonably estimated.  Contingencies by their nature relate to uncertainties that require the exercise of judgment both in assessing whether or not a liability or loss has been incurred and estimating that amount of probable loss.  The reserves may change in the future due to new developments or changes in circumstances.  The inherent uncertainty related to the outcome of these matters can result in amounts materially different from any provisions made with respect to their resolution.

Inventory Valuation. Inventories are valued at the lower of cost or market.  Cost is determined by the last-in, first-out method for U.S. inventories and by the first-in, first-out method for non-U.S. inventories.  Where appropriate, standard cost systems are utilized for purposes of determining cost and the standards are adjusted as necessary to ensure they approximate actual costs.  Estimates of the lower of cost or market value of inventory are determined based upon current economic conditions, historical sales quantities and patterns and, in some cases, the specific risk of loss on specifically identified inventories.

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

Pension Benefits.  The amounts recognized in the consolidated financial statements related to pension benefits are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could be settled at December 31, 2009, rate of increase in future compensation levels and mortality rates.  These assumptions are updated annually and are disclosed in Note 8 to the consolidated financial statements.

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

Discount rates for our defined benefit pension plan in the United Kingdom are determined using the weighted average long-term sterling AA corporate bond.  On December 31, 2009, the yield was approximately 5.7%.

Deferred Income Taxes.  Deferred income taxes are provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws and regulations.  Our deferred tax assets include, among other items, net operating loss carryforwards and tax credits that can be used to offset taxable income in future periods and reduce income taxes payable in those future periods.  These deferred tax assets for net operating loss carryforwards and tax credits will begin to expire, if unused, no later than 2026 and 2021, respectively.  The Company believes that it should ultimately generate sufficient U.S. taxable income during the remaining tax loss and credit carry forward periods in order to realize substantially all of the benefits of the net operating losses and credits before they expire.

Statement of Financial Accounting Standard (“SFAS”) No. 109, Accounting for Income Taxes (ASC Topic 740), requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.  This assessment requires significant judgment, and in making this evaluation, the Company considers available positive and negative evidence, including past results, the existence of cumulative losses in recent periods, and our forecast of taxable income for the current year and future years and tax planning strategies.

During the fourth quarter of 2008, the Company concluded that it was no longer more-likely-than-not that we would realize our U.S. deferred tax assets. As a result we provided a full valuation allowance, net of certain future reversing taxable temporary differences, with respect to our U.S. deferred tax assets. This conclusion did not change for 2009. To the extent that realization of a portion or all of the tax assets becomes more-likely-than-not to be realized based on changes in circumstances a reversal of that portion of the deferred tax asset valuation allowance will be recorded.

The Company does not provide deferred income taxes on unremitted earnings of certain non-U.S. subsidiaries, which are deemed permanently reinvested.

Derivative Instruments and Hedging Activities. Effective January 1, 2009, the Company adopted SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (ASC Topic 815-10) which expands the quarterly and annual disclosure requirements about the Company’s derivative instruments and hedging activities.  The adoption of ASC Topic 815 did not have an effect on the Company’s financial position, results of operations or cash flows.

Restructuring.  We have recorded restructuring charges in the recent period in connection with improving manufacturing efficiency and cost position by transferring production to other locations.  These charges are recorded when management has committed to a plan and incurred a liability related to the plan.  Also in connection with this initiative, we recorded liabilities for severance costs.  No fixed-asset impairment charges were incurred because assets are primarily being transferred to our other locations for continued production.  Estimates for work force reductions and other costs savings are recorded based upon estimates of the number of positions to be terminated, termination benefits to be provided and other information as necessary.  Management evaluates the estimates on a quarterly basis and will adjust the reserve when information indicates that the estimate is above or below the initial estimate.  For further discussion of our restructuring activities, see Note 11 to our consolidated financial statements included in this report.

Recently Issued Accounting Standards

New accounting standards to be implemented:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (ASC Topic 810-10).  This updated guidance requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This update became effective for the Company on January 1, 2010. The adoption of this update did not have a material effect on the Company’s financial position, results of operations or cash flow.

New accounting standards implemented:

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (ASC Topic 820-10), which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. ASC Topic 820-10 was effective for financial assets and financial liabilities in years beginning after November 15, 2007 and for nonfinancial assets and liabilities in years beginning after November 15, 2008.  The provisions of ASC Topic 820-10 were applied prospectively.  The Company adopted ASC Topic 820-10 for financial assets and liabilities in 2008 and for nonfinancial assets and liabilities in 2009 with no material impact to the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (ASC Topic 805).  This standard improves reporting by creating greater consistency in the accounting and financial reporting of business combinations.  Additionally, ASC Topic 805 requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.  ASC Topic 805 was effective for financial statements issued for years beginning after December 15, 2008. The adoption of ASC Topic 805 did not have a material impact on our financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51 (ASC Topic 810-10-65).  This guidance improves the relevance, comparability and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way.  Additionally, it eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions.  We adopted this guidance effective January 1, 2009.  In connection with our acquisition of BCS during 2009, we recorded $4.4 of noncontrolling interest as a component of shareholders’ equity as of the acquisition date.

In December 2008, the FASB issued Staff Position 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (ASC Topic 715-20-65).  This guidance requires entities to provide enhanced disclosures about how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets.  This guidance was effective for the Company beginning with its year ending December 31, 2009.  The adoption of this guidance did not have a material effect on our financial position, results of operations or cash flows.

Forward-Looking Statements

Portions of this report contain “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, our directors or officers with respect to, among other things, our (i) future product and facility expansion, (ii) acquisition strategy, (iii) investments and new product development, and (iv) growth opportunities related to awarded business.  Forward-looking statements may be identified by the words “will,” “may,” “designed to,” “believes,” “plans,” “expects,” “continue,” and similar words and expressions.  The forward-looking statements in this report are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other factors:

•	the loss or bankruptcy of a major customer;

•	the costs and timing of facility closures, business realignment, or similar actions;

•	a significant change in medium- and heavy-duty, automotive, agricultural or off-highway vehicle production;

•	our ability to achieve cost reductions that offset or exceed customer-mandated selling price reductions;

•	a significant change in general economic conditions in any of the various countries in which we operate;

•	labor disruptions at our facilities or at any of our significant customers or suppliers;

•	the ability of our suppliers to supply us with parts and components at competitive prices on a timely basis;

•	the amount of debt and the restrictive covenants contained in our credit facility;

•	customer acceptance of new products;

•	capital availability or costs, including changes in interest rates or market perceptions;

•	the successful integration of any acquired businesses;

•	the occurrence or non-occurrence of circumstances beyond our control; and

•	those items described in Part I, Item IA (“Risk Factors”).

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

From time to time, we are exposed to certain market risks, primarily resulting from the effects of changes in interest rates.  Our senior notes with a face value of $183.0 million have a fixed rate.  We currently have no amounts outstanding on our revolving credit facility.  At this time, we do not use financial instruments to manage this risk.

Commodity Price Risk

Given the current economic climate and recent fluctuations in certain commodity costs, we currently are experiencing an increased risk, particularly with respect to the purchase of copper, zinc, resins and certain other commodities.  In the past, we managed this risk through a combination of fixed price agreements, staggered short-term contract maturities and commercial negotiations with our suppliers.  In the future if we believe that the terms of a fixed price agreement become beneficial to us, we will enter into another such instrument.  We may also consider pursuing alternative commodities or alternative suppliers to mitigate this risk over a period of time.  The recent increase in certain commodity costs has negatively affected our operating results.

In September 2008, we entered into a fixed price swap contract for 1.4 million pounds of copper, which lasted through December 2009.  We continue to monitor the fixed price commodity market and will pursue a contract if we believe that the terms of the contract become beneficial to us.  The purpose of this contract was to reduce our price risk as it relates to copper prices.

Foreign Currency Exchange Risk

We use derivative financial instruments, including foreign currency forward contracts, to mitigate our exposure to fluctuations in foreign currency exchange rates by reducing the effect of such fluctuations on foreign currency denominated intercompany transactions and other foreign currency exposures.  As discussed in Note 9 to our consolidated financial statements, we have entered into foreign currency forward contracts that had a notional value of $52.2 million and $44.2 million at December 31, 2009 and 2008, respectively.  The purpose of these foreign currency contracts is to reduce exposure related to the Company’s British pound and Swedish krona-denominated receivables as well as to reduce exposure to future Mexican peso-denominated purchases.  The estimated fair value of these contracts at December 31, 2009 and 2008, per quoted market sources, was approximately $1.7 million and $(0.8) million, respectively.  The Company’s foreign currency option contracts expire during 2010.  We do not expect the effects of this risk to be material in the future based on the current operating and economic conditions in the countries in which we operate.

A hypothetical pre-tax gain (loss) in fair value from a 10.0% favorable or adverse change in quoted currency exchange rates would be approximately $0.7 million or $(0.9) million for the Company’s British pound and Swedish krona-denominated receivables, as of December 31, 2009.  A hypothetical pre-tax gain (loss) in fair value from a 10.0% favorable or adverse change in quoted currency exchange rates would be approximately $4.2 million or $(5.2) million for the Company’s Mexican peso-denominated payables as of December 31, 2009.  It is important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.  Therefore, a hypothetical pre-tax gain or loss in fair value from a 10.0% favorable or adverse change in quoted foreign currencies would not significantly affect our results of operations, financial position or cash flows.

Item 8.  Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Stoneridge, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Stoneridge, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, other comprehensive income (loss) and shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stoneridge, Inc. and Subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2009 the Company changed its method of accounting for business combinations.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stoneridge, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
March 16, 2010

STONERIDGE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2009	2008
ASSETS

Current Assets:
Cash and cash equivalents	$91,907	$92,692
Accounts receivable, less reserves of $2,350 and $4,204, respectively	81,272	96,535
Inventories, net	40,244	54,800
Prepaid expenses and other	17,247	10,564
Total current assets	230,670	254,591

Long-Term Assets:
Property, plant and equipment, net	76,991	87,701
Investments and other, net	54,864	40,145
Total long-term assets	131,855	127,846
Total Assets	$362,525	$382,437

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$50,947	$50,719
Accrued expenses and other	36,827	43,485
Total current liabilities	87,774	94,204

Long-Term Liabilities:
Long-term debt	183,431	183,000
Other long-term liabilities	17,263	13,475
Total long-term liabilities	200,694	196,475

Shareholders' Equity:
Preferred Shares, without par value, authorized 5,000 shares, none issued	-	-
Common Shares, without par value, authorized 60,000 shares, issued 25,301 and 24,772
shares and outstanding 25,000 and 24,665 shares, respectively, with no stated value	-	-
Additional paid-in capital	158,748	158,039
Common Shares held in treasury, 301 and 107 shares, respectively, at cost	(292)	(129)
Accumulated deficit	(91,560)	(59,155)
Accumulated other comprehensive income (loss)	2,669	(6,997)
Total Stoneridge Inc. and Subsidiaries shareholders’ equity	69,565	91,758
Noncontrolling interest	4,492	-
Total shareholders' equity	74,057	91,758
Total Liabilities and Shareholders' Equity	$362,525	$382,437

The accompanying notes are an integral part of these consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Years Ended
	December 31,
	2009	2008	2007
Net Sales	$475,152	$752,698	$727,120

Costs and Expenses:
Cost of goods sold	387,167	586,411	559,397
Selling, general and administrative	102,583	135,992	131,998
Goodwill impairment charge	-	65,175	-
Restructuring charges	3,645	8,391	926

Operating Income (Loss)	(18,243)	(43,271)	34,799

Interest expense, net	21,965	20,575	21,759
Equity in earnings of investees	(7,775)	(13,490)	(10,893)
Other expense, net	893	419	709

Income (Loss) Before Income Taxes	(33,326)	(50,775)	23,224

Provision (benefit) for income taxes	(1,003)	46,752	6,553

Net Income (Loss)	(32,323)	(97,527)	16,671

Net Income Attributable to Noncontrolling Interest	82	-	-

Net Income (Loss) Attributable to Stoneridge, Inc. and Subsidiaries	$(32,405)	$(97,527)	$16,671

Basic net income (loss) per share	$(1.37)	$(4.17)	$0.72
Basic weighted average shares outstanding	23,626	23,367	23,133

Diluted net income (loss) per share	$(1.37)	$(4.17)	$0.71
Diluted weighted average shares outstanding	23,626	23,367	23,548

The accompanying notes are an integral part of these consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended
	December 31,
	2009	2008	2007
OPERATING ACTIVITIES:
Net income (loss)	$(32,323)	$(97,527)	$16,671
Adjustments to reconcile net income (loss) to net cash provided by operating activities -
Depreciation	19,875	26,196	28,299
Amortization	1,053	1,320	1,522
Deferred income taxes	(3,200)	46,239	3,823
Earnings of equity method investees, less dividends received	(474)	(9,277)	(5,299)
Loss (Gain) on sale of fixed assets	219	(571)	(1,710)
Share-based compensation expense	1,252	3,425	2,431
Loss on early extinguishment of debt	-	770	-
Goodwill impairment charge	-	65,175	-
Changes in operating assets and liabilities -
Accounts receivable, net	16,619	20,087	(13,424)
Inventories, net	17,255	(1,786)	933
Prepaid expenses and other	(1,060)	2,656	1,474
Accounts payable	(2,111)	(14,769)	(4,881)
Accrued expenses and other	(3,281)	518	3,686
Net cash provided by operating activities	13,824	42,456	33,525

INVESTING ACTIVITIES:
Capital expenditures	(11,998)	(24,573)	(18,141)
Proceeds from sale of fixed assets	201	1,652	12,315
Business acquisitions	(5,967)	(980)	-
Net cash used by investing activities	(17,764)	(23,901)	(5,826)

FINANCING ACTIVITIES:
Repayments of long-term debt	-	(17,000)	-
Revolving credit facility borrowings	336	-	-
Share-based compensation activity	-	1,322	2,119
Premiums related to early extinguishment of debt	-	(553)	-
Other financing costs	-	-	(1,219)
Net cash provided (used) by financing activities	336	(16,231)	900

Effect of exchange rate changes on cash and cash equivalents	2,819	(5,556)	1,443

Net change in cash and cash equivalents	(785)	(3,232)	30,042

Cash and cash equivalents at beginning of period	92,692	95,924	65,882

Cash and cash equivalents at end of period	$91,907	$92,692	$95,924

Supplemental disclosure of cash flow information:
Cash paid for interest, net	$20,981	$20,048	$20,637
Cash paid for income taxes, net	$2,319	$4,466	$3,672

The accompanying notes are an integral part of these consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
AND SHAREHOLDERS’ EQUITY
(in thousands)

	Number of Common Shares	Number of Treasury Shares	Additional Paid-in Capital	Common Shares Held in Treasury	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders' Equity
BALANCE, DECEMBER 31, 2006	23,804	186	$150,078	$(151)	$21,701	$6,994	$-	$178,622

Net income	-	-	-	-	16,671	-	-	16,671
Pension liability adjustments	-	-	-	-	-	1,039	-	1,039
Unrealized gain on marketable securities	-	-	-	-	-	44	-	44
Unrealized loss on derivatives	-	-	-	-	-	(37)	-	(37)
Currency translation adjustments	-	-	-	-	-	5,987	-	5,987
Comprehensive income								23,704

Exercise of share options	164	-	1,552	-	-	-	-	1,552
Issuance of restricted Common Shares	447	-	-	-	-	-	-	-
Forfeited restricted Common Shares	(181)	181	-	-	-	-	-	-
Repurchased Common Shares for treasury	(25)	25	-	(232)	-	-	-	(232)
Share-based compensation matters	-	-	2,543	-	-	-	-	2,543

BALANCE, DECEMBER 31, 2007	24,209	392	154,173	(383)	38,372	14,027	-	206,189

Net loss	-	-	-	-	(97,527)	-	-	(97,527)
Pension liability adjustments	-	-	-	-	-	(1,531)	-	(1,531)
Unrealized loss on marketable securities	-	-	-	-	-	(10)	-	(10)
Unrealized loss on derivatives	-	-	-	-	-	(4,977)	-	(4,977)
Currency translation adjustments	-	-	-	-	-	(14,506)	-	(14,506)
Comprehensive loss								(118,551)

Exercise of share options	88	-	795	-	-	-	-	795
Issuance of restricted Common Shares	462	(379)	-	383	-	-	-	383
Forfeited restricted Common Shares	(73)	73	-	-	-	-	-	-
Repurchased Common Shares for treasury	(21)	21	-	(129)	-	-	-	(129)
Share-based compensation matters	-	-	3,071	-	-	-	-	3,071

BALANCE, DECEMBER 31, 2008	24,665	107	158,039	(129)	(59,155)	(6,997)	-	91,758

Net income (loss)	-	-	-	-	(32,405)	-	82	(32,323)
Pension liability adjustments	-	-	-	-	-	(3,130)	-	(3,130)
Unrealized gain on marketable securities	-	-	-	-	-	6	-	6
Unrealized gain on derivatives	-	-	-	-	-	6,724	-	6,724
Currency translation adjustments	-	-	-	-	-	6,066	-	6,066
Comprehensive loss								(22,657)

Business acquisition	-	-	-	-	-	-	4,410	4,410
Exercise of share options	7	-	3	-	-	-	-	3
Issuance of restricted Common Shares	522	-	-	-	-	-	-	-
Forfeited restricted Common Shares	(153)	153	-	-	-	-	-	-
Repurchased Common Shares for treasury	(41)	41	-	(163)	-	-	-	(163)
Share-based compensation matters	-	-	706	-	-	-	-	706

BALANCE, DECEMBER 31, 2009	25,000	301	$158,748	$(292)	$(91,560)	$2,669	$4,492	$74,057

The accompanying notes are an integral part of these consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

1. Organization and Nature of Business

Stoneridge, Inc. and its subsidiaries are independent designers and manufacturers of highly engineered electrical and electronic components, modules and systems for the medium- and heavy-duty truck, automotive, agricultural and off-highway vehicle markets.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Stoneridge, Inc. and its wholly-owned and majority-owned subsidiaries (collectively, the “Company”).  Intercompany transactions and balances have been eliminated in consolidation.  The Company accounts for investments in joint ventures in which it owns between 20% and 50% of equity or otherwise acquires management influence using the equity method (Note 3).

Accounting Standards Codification

During 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) - Accounting Standards Update No. 2009-01, Generally Accepted Accounting Principles (“GAAP”), which establishes the FASB Accounting Standards Codification TM (“ASC” or “Codification”) as the official single source of authoritative U.S. GAAP.  All existing accounting standards were superseded.  All other accounting guidance not included in the Codification will be considered non-authoritative.  The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification.  In order to ease the transition to the Codification, the Company is providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

Cash and Cash Equivalents

The Company considers all short-term investments with original maturities of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value, due to the highly liquid nature and short-term duration of the underlying securities.

Accounts Receivable and Concentration of Credit Risk

Revenues are principally generated from the medium- and heavy-duty truck, automotive, agricultural and off-highway vehicle markets.  The Company’s largest customers were Navistar International and Deere & Company, which accounted for approximately 27%, 26% and 20% and 12%, 10% and 7% of net sales for the years ended December 31, 2009, 2008 and 2007, respectively.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

Inventories

Inventories are valued at the lower of cost or market.  Cost is determined by the last-in, first-out (“LIFO”) method for approximately 69% and 72% of the Company’s inventories at December 31, 2009 and 2008, respectively, and by the first-in, first-out method for all other inventories.  The Company adjusts its excess and obsolescence reserve at least on a quarterly basis.  Excess inventories are quantities of items that exceed anticipated sales or usage for a reasonable period.  The Company uses guidelines and judgment for calculating provisions for excess inventories based on the number of months of inventories on hand compared to anticipated sales or usage.  Inventory cost includes material, labor and overhead. Inventories consist of the following at December 31:

	2009	2008
Raw materials	$26,118	$32,981
Work-in-progress	9,137	8,876
Finished goods	8,226	15,890
Total inventories	43,481	57,747
Less: LIFO reserve	(3,237)	(2,947)
Inventories, net	$40,244	$54,800

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and consist of the following at December 31:

	2009	2008
Land and land improvements	$3,131	$3,872
Buildings and improvements	34,610	35,325
Machinery and equipment	132,936	131,061
Office furniture and fixtures	7,163	6,586
Tooling	63,566	62,163
Information technology	24,070	21,714
Vehicles	431	314
Leasehold improvements	2,904	2,359
Construction in progress	11,779	14,878
Total property, plant and equipment	280,590	278,272
Less: Accumulated depreciation	(203,599)	(190,571)
Property, plant and equipment, net	$76,991	$87,701

As a result of the restructuring plan approved on October 29, 2007 (See Note 11), the manufacturing facility located in Sarasota, Florida was closed in 2008.  This facility was included within the Control Devices segment.  In 2009, the Company classified the Sarasota, Florida facility as an asset held for sale and has included the net book value of the facility of $3,757 within the December 31, 2009 consolidated balance sheet as a component of prepaid expenses and other.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $19,875, $26,196 and $28,299, respectively.  Depreciable lives within each property classification are as follows:

Buildings and improvements	10–40 years
Machinery and equipment	3–20 years
Office furniture and fixtures	3–10 years
Tooling	2–5 years
Information technology	3–5 years
Vehicles	3–5 years
Leasehold improvements	3–8 years

Maintenance and repair expenditures that are not considered improvements and do not extend the useful life of the property, plant and equipment are charged to expense as incurred.  Expenditures for improvements and major renewals are capitalized.  When assets are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and any gain or loss on the disposition is recorded in the consolidated statement of operations as a component of selling, general and administrative.

Impairment of Finite-Lived Assets

The Company reviews its long-lived assets and identifiable intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  No significant impairment charges were recorded in 2009, 2008 or 2007 for finite lived assets.  Impairment would be recognized when events or changes in circumstances indicate that the carrying amount of the asset may not be recovered.  Measurement of the amount of impairment may be based on appraisal, market values of similar assets or estimated discounted future cash flows resulting from the use and ultimate disposition of the asset.

Acquisitions

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 141(R), Business Combinations (ASC Topic 805) which requires, among other things, the acquiring entity in a business combination to recognize the fair value of all the assets acquired and liabilities assumed; the recognition of acquisition-related costs in the consolidated statement of operations and contingent purchase consideration to be recognized at their fair values on the acquisition date with subsequent adjustments recognized in the consolidated statement of operations.

On October 13, 2009, the Company acquired a 51% membership interest in Bolton Conductive Systems, LLC (“BCS”) for a purchase price of $5,967, net of cash acquired.  BCS designs and manufactures a wide variety of electrical solutions for the military, automotive, marine and specialty vehicle markets and is based in Walled Lake, Michigan.  The Company acquired a majority interest in BCS in order to expand its presence in the military channel.  The Company may be required to make an additional payment to the prior owners of BCS for its 51% membership interest based on BCS achieving financial performance targets as defined by the purchase agreement.  The maximum amount of additional payments to the prior owners of BCS is $3,200 per year in 2011, 2012 and 2013 and is contingent upon BCS achieving profitability targets based on earnings before interest, income taxes, depreciation and amortization in 2010, 2011 and 2012, respectively. In addition, the Company may be required to make additional payments to BCS of $450 in 2011 and $500 in 2012 based on BCS achieving annual revenue targets in 2010 and 2011, respectively.  Per ASC Topic 805, the Company recorded $893; the fair value of the estimated future additional payments to the prior owners of BCS as of the acquisition date on the consolidated balance sheet as a component of other long-term liabilities.  The estimated future additional payments to the prior owners of BCS were based upon an analysis of forecasted operating results and the probability of achieving the forecasted targets.  The purchase agreement provides the Company with the option to purchase the remaining 49% interest in BCS in 2013 at a price determined in accordance with the purchase agreement.  If the Company does not exercise this option then the minority owners of BCS have the option in 2014 to purchase the Company’s 51% interest in BCS at a price determined in accordance with the purchase agreement or to jointly market BCS for sale.  BCS’s results of operations are included in the Company’s consolidated statement of operations from its date of acquisition.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

The Company has preliminarily allocated the consideration transferred to net tangible assets acquired, intangible assets, goodwill and noncontrolling interest, of $927, $1,144, $9,199 and $4,410, respectively as of the acquisition date.

The Company incurred approximately $300 of acquisition costs related to the BCS purchase.  These costs are included in selling, general and administrative on the consolidated statement of operations for the year ended December 31, 2009.

On March 31, 2008, the Company acquired Magnum Trade AB, a commercial vehicle aftermarket distributor operating in northern Europe for $980.

Noncontrolling Interest

Effective January 1, 2009, the Company adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51 (ASC Topic 810-10-65).  ASC Topic 810-10-65 requires that noncontrolling interests be reported as a component of equity; net income (loss) attributable to the parent and the noncontrolling interest be separately identified in the consolidated statement of operations; changes in a parent's ownership interest be treated as equity transactions if control is maintained; and upon a loss of control, any gain or loss on the interest be recognized in the consolidated statement of operations.  ASC Topic 810-10-65 also requires expanded disclosures to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. In connection with the Company’s acquisition of BCS during 2009, it recorded $4,410 of noncontrolling interest as a component of shareholders’ equity as of the acquisition date.

Goodwill and Other Intangible Assets

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

As of the beginning of the fourth quarter of 2008, the Company’s goodwill balance of $65.2 million was related to the Control Devices reportable segment.  The Company completed its annual assessment of any potential goodwill impairment as of October 1, 2008 and determined that no impairment existed.

Due to significant declines in the automotive sector and the world economy as a whole during the fourth quarter of 2008, the Company performed an additional impairment test as of December 31, 2008.  The initial December 31, 2008 impairment test indicated that the carrying value of the Company’s reporting units significantly exceeded the corresponding fair value of the reporting units.  The implied fair value of goodwill in these reporting units were then determined through the allocation of the fair value to the underlying assets and liabilities.  At December 31, 2008, the carrying value of the reporting units was greater than the implied fair value; therefore the Company recorded a goodwill impairment charge of $65.2 million, within the Control Devices reportable segment as a component of operating loss in the accompanying consolidated statements of operations.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

The goodwill impairment charge resulted primarily from the significant deterioration in the global economic environment including tightening credit markets, stock market declines and significant reductions in current and forecasted production volumes for light and commercial vehicles during the quarter ended December 31, 2008.  This lead to a significant decline in the Company’s stock price, which resulted in a market capitalization less than the Company’s carrying value at December 31, 2008 prior to the impairment test.

During the fourth quarter of 2009, the Company allocated $715 of the BCS purchase price to intangible assets related to customer relationships, with a weighted average useful life of 8.1 years and $429 to trademarks with a useful life of 3.0 years.  These intangible assets are included on the consolidated balance sheet as a component of investments and other, net.  The Company recognized $64 of amortization expense in 2009 from the BCS intangible assets, which is included as a component of selling, general and administrative on the consolidated statement of operations for the year ended December 31, 2009.  Amortization expense for these intangible assets is estimated to be $231, $231, $201, $88 and $75 for 2010, 2011, 2012, 2013 and 2014, respectively.

The Company recorded goodwill of $9,199 within the Electronics segment from the BCS acquisition.  Goodwill is included on the consolidated balance sheet as a component of investments and other, net.  This goodwill is not deductible for income tax purposes.

In 2008, the Company recorded $544 of goodwill from the Magnum Trade AB acquisition, which is included in investments and other, net on the consolidated balance sheet.

The change in the carrying value of goodwill by reportable segment during 2009 and 2008 was as follows:

	2009		2008
		Control		Control
	Electronics	Devices	Electronics	Devices
Goodwill at beginning of period	$494	$-	$-	$65,176
Goodwill acquired	9,199	-	544	-
Translation adjustment	50	-	(50)	-
Impairment charge	-	-	-	(65,176)
Goodwill at end of period	$9,743	$-	$494	$-

The Company fully amortized its patents during the year ended December 31, 2008.  Aggregate amortization expense on patents was $203 and $204 for the years ended December 31, 2008 and December 31, 2007, respectively and was included on the consolidated statement of operations as a component of selling, general and administrative.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at December 31:

	2009	2008
Compensation related obligations	$13,553	$18,027
Warranty and recall related obligations	4,764	5,527
Other (1)	18,510	19,931
Total accrued expenses and other current liabilities	$36,827	$43,485

 (1)           “Other” is comprised of miscellaneous accruals; none of which contributed a significant portion of the total.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

Income Taxes

The Company accounts for income taxes using the liability method. Deferred income taxes reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not to occur.  During the year ended December 31, 2008, primarily as a result of the goodwill impairment charge incurred, the Company determined that it was more likely than not that the Company would not be able to realize its deferred tax asset in the U.S..  As a result, the Company recorded a valuation allowance of $62,006 in 2008.  The Company has recorded a full valuation allowance in 2009.

The Company's policy is to provide for uncertain tax positions and the related interest and penalties based upon management's assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.  At December 31, 2009, the Company believes it has appropriately accounted for any unrecognized tax benefits.  To the extent the Company prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the Company's effective tax rate in a given financial statement period may be affected.

Currency Translation

The financial statements of foreign subsidiaries, where the local currency is the functional currency, are translated into U.S. dollars using exchange rates in effect at the period end for assets and liabilities and average exchange rates during each reporting period for the results of operations.  Adjustments resulting from translation of financial statements are reflected as a component of accumulated other comprehensive income (loss).  Foreign currency transactions are remeasured into the functional currency using translation rates in effect at the time of the transaction, with the resulting adjustments included on the consolidated statement of operations.

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

Allowance for Doubtful Accounts

The Company evaluates the collectability of accounts receivable based on a combination of factors.  In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific allowance for doubtful accounts is recorded against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected.  Additionally, the Company reviews historical trends for collectability in determining an estimate for its allowance for doubtful accounts.  If economic circumstances change substantially, estimates of the recoverability of amounts due to the Company could be reduced by a material amount.  The Company does not have collateral requirements with its customers.

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

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

The following provides a reconciliation of changes in product warranty and recall liability for the years ended December 31:

	2009	2008
Product warranty and recall at beginning of period	$5,527	$5,306
Accruals for products shipped during period	2,166	5,487
Aggregate changes in pre-existing liabilities due to claims developments	1,945	1,157
Settlements made during the period (in cash or in kind)	(4,874)	(6,423)
Product warranty and recall at end of period	$4,764	$5,527

Product Development Expenses

Expenses associated with the development of new products and changes to existing products are charged to expense as incurred.  These costs amounted to $32,993, $45,509 and $45,223 in years ended December 31, 2009, 2008 and 2007, respectively or 6.9%, 6.0% and 6.2% of net sales for these periods.

Share-Based Compensation

At December 31, 2009, the Company had three types of share-based compensation plans: (1) Long-Term Incentive Plan (the “Incentive Plan”), (2) Directors’ Share Option Plan and (3) the Directors’ Restricted Shares Plan.  One plan is for employees and two plans are for non-employee directors.  The Incentive Plan is made up of the Long-Term Incentive Plan that was approved by the Company's shareholders on September 30, 1997 and expired on June 30, 2007 and the Amended and Restated Long-Term Incentive Plan that was approved by the Company's shareholders on April 24, 2006 and expires on April 24, 2016.

Total compensation expense recognized as a component of selling, general and administrative on the consolidated statements of operations for share-based compensation arrangements was $1,252, $3,425 and $2,431 for the years ended December 31, 2009, 2008 and 2007, respectively.  There was no share-based compensation expense capitalized as inventory in 2009, 2008 or 2007.

Financial Instruments and Derivative Financial Instruments

Financial instruments, including derivative financial instruments, held by the Company include cash and cash equivalents, accounts receivable, accounts payable, long-term debt and foreign currency forward contracts. The carrying value of cash and cash equivalents, accounts receivable and accounts payable is considered to be representative of fair value because of the short maturity of these instruments.  Refer to Note 9 of the Company’s consolidated financial statements for fair value disclosures of the Company’s foreign currency forward contracts.

Common Shares Held in Treasury

The Company accounts for Common Shares held in treasury under the cost method and includes such shares as a reduction of total shareholders’ equity.

Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including certain self-insured risks and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Because actual results could differ from those estimates, the Company revises its estimates and assumptions as new information becomes available.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

Net Income (Loss) Per Share

Basic net income (loss) per share was computed by dividing net income (loss) by the weighted-average number of Common Shares outstanding for each respective period.  Diluted net income per share was calculated by dividing net income by the weighted-average of all potentially dilutive Common Shares that were outstanding during the periods presented.  For all periods in which the Company recognized a net loss, the Company has recognized zero dilutive effect from securities as no anti-dilution is permitted.  Actual weighted-average shares outstanding used in calculating basic and diluted net income (loss) per share were as follows:

	For the Years Ended
	December 31,
	2009	2008	2007
Basic weighted-average shares outstanding	23,625,923	23,366,515	23,132,814
Effect of dilutive securities	-	-	415,669
Diluted weighted-average shares outstanding	23,625,923	23,366,515	23,548,483

Options not included in the computation of diluted net income (loss) per share to purchase 169,750, 74,000 and 89,500 Common Shares at an average price of $9.57, $14.86 and $14.61 per share were outstanding at December 31, 2009, 2008 and 2007, respectively.  These outstanding options were not included in the computation of diluted net income (loss) per share because their respective exercise prices were greater than the average market price of Common Shares.

 There were 395,925 and 628,275 performance-based restricted Common Shares outstanding at December 31, 2009 and 2008, respectively. These shares were not included in the computation of diluted net income (loss) per share because not all vesting conditions were achieved as of December 31, 2009 and 2008.  These shares may or may not become dilutive based on the Company’s ability to exceed future earnings thresholds.

Comprehensive Income (Loss)

Other comprehensive income (loss) includes foreign currency translation adjustments and gains and losses from certain foreign currency transactions, the effective portion of gains and losses on certain hedging activities, pension liability adjustments and unrealized gains and losses on available-for-sale marketable securities.

The components of accumulated other comprehensive income (loss), as reported on the consolidated statement of other comprehensive income (loss) and shareholders’ equity as of December 31, net of tax were as follows:

	Currency Translation Adjustments	Pension Liability Adjustments	Unrealized Gain (Loss) on Marketable Securities	Unrealized Gain (Loss) on Derivatives	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2007	$8,525	$(1,467)	$(64)	$-	$6,994
Current year change	5,987	1,039	44	(37)	7,033
Balance, December 31, 2007	14,512	(428)	(20)	(37)	14,027
Current year change	(14,506)	(1,531)	(10)	(4,977)	(21,024)
Balance, December 31, 2008	6	(1,959)	(30)	(5,014)	(6,997)
Current year change	6,066	(3,130)	6	6,724	9,666
Balance, December 31, 2009	$6,072	$(5,089)	$(24)	$1,710	$2,669

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

The tax effects related to each component of other comprehensive income (loss) were as follows:

	Before Tax Amount	Benefit / (Provision)	After-Tax Amount
2007
Foreign currency translation adjustments	$5,987	$-	$5,987
Pension liability adjustments	1,039	-	1,039
Unrealized gain on marketable securities	68	(24)	44
Unrealized loss on derivatives	(57)	20	(37)
Other comprehensive income	$7,037	$(4)	$7,033

2008
Foreign currency translation adjustments	$(14,506)	$-	$(14,506)
Pension liability adjustments	(1,531)	-	(1,531)
Unrealized loss on marketable securities	(16)	6	(10)
Unrealized loss on derivatives	(4,977)	-	(4,977)
Other comprehensive loss	$(21,030)	$6	$(21,024)

2009
Foreign currency translation adjustments	$6,066	$-	$6,066
Pension liability adjustments	(3,130)	-	(3,130)
Unrealized gain on marketable securities	9	(3)	6
Unrealized gain on derivatives	6,724	-	6,724
Other comprehensive income	$9,669	$(3)	$9,666

At December 31, 2009 and 2008, the Company recorded valuation allowances of $1,675 and $675, respectively, which fully offset the deferred tax asset related to the pension liability adjustments.

Deferred Finance Costs

Deferred finance costs are being amortized over the life of the related financial instrument using the straight-line method. The annual amortization for the years ended December 31, 2009, 2008 and 2007 was $989, $1,117 and $1,318, respectively.

Recently Issued Accounting Standards

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (ASC Topic 810-10).  This updated guidance requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This update became effective for the Company on January 1, 2010.  The adoption of this update did not have a material effect on the Company’s financial position, results of operations or cash flow.

Reclassifications

Certain prior period amounts have been reclassified to conform to their 2009 presentation in the consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

3. Investments

PST Eletrônica S.A.

The Company has a 50% interest in PST Eletrônica S.A. (“PST”), a Brazilian electronic system provider focused on security and convenience applications primarily for the vehicle and motorcycle industry.  The investment is accounted for under the equity method of accounting.  The Company’s investment in PST was $35,824 and $31,021 at December 31, 2009 and 2008, respectively.

Condensed financial information for PST is as follows:

	December 31,
	2009	2008
Cash and cash equivalents	$1,246	$5,678
Accounts receivable, net	21,427	12,533
Inventories, net	25,952	21,091
Property, plant and equipment, net	27,592	18,379
Other assets	9,489	4,272
Total Assets	$85,706	$61,953

Current liabilities	$30,306	$17,268
Long-term liabilities	6,266	10,183
Equity of:
Stoneridge	24,567	17,251
Others	24,567	17,251
Total Liabilities and Equity	$85,706	$61,953

The difference between the Company’s carrying amount of its investment in PST and the Company’s underlying equity in the net assets of PST is primarily due to a net goodwill balance of $11,296 at December 31, 2009 and 2008.

	For the Years Ended
	December 31,
	2009	2008	2007
Net sales	$140,690	$174,305	$133,039
Cost of goods sold	$69,291	$80,924	$61,575

Total pre-tax income	$15,623	$31,788	$25,152
The Company's share of pre-tax income	$7,812	$15,894	$12,576

Equity in earnings of PST included in the consolidated statements of operations was $7,385, $12,788 and $10,351 for the years ended December 31, 2009, 2008 and 2007, respectively.  During 2009, 2008 and 2007, PST declared dividends payable to its joint venture partners, which included the Company.  The Company received dividend payments from PST of $7,301, $4,213 and $5,594 in 2009, 2008 and 2007, respectively, which decreased the Company’s investment in PST.

Minda Stoneridge Instruments Ltd.

The Company has a 49% interest in Minda Stoneridge Instruments Ltd. (“Minda”), a company based in India that manufactures electronics and instrumentation equipment for the motorcycle and commercial vehicle market.  The investment is accounted for under the equity method of accounting.  The Company’s investment in Minda was $5,220 and $4,808 at December 31, 2009 and 2008, respectively. Equity in earnings of Minda included in the consolidated statements of operations was $390, $702 and $542, for the years ended December 31, 2009, 2008 and 2007, respectively.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

4. Long-Term Debt

Senior Notes

The Company had $183.0 million of senior notes outstanding at December 31, 2009 and 2008, respectively.  During 2008, the Company purchased and retired $17.0 million in face value of the senior notes. The $183.0 million senior notes bear interest at an annual rate of 11.50% and mature on May 1, 2012.  The senior notes are redeemable, at the Company’s option, at 101.917% of the principal amount until April 30, 2010.  After April 30, 2010, the senior notes will remain redeemable at par until the maturity date.  Interest is payable on May 1 and November 1 of each year.  The senior notes do not contain restrictive financial performance covenants.  The Company was in compliance with all non-financial covenants at December 31, 2009 and 2008.

Credit Facilities

On November 2, 2007, the Company entered into an asset-based credit facility, which permits borrowing up to a maximum level of $100.0 million.  At December 31, 2009 and 2008, there were no borrowings on this asset-based credit facility.  The available borrowing capacity on this credit facility is based on eligible current assets, as defined.  At December 31, 2009 and 2008, the Company had borrowing capacity of $54.1 million and $57.7 million, respectively, based on eligible current assets.  The credit facility does not contain financial performance covenants which would constrain the Company’s borrowing capacity. However, restrictions do include limits on capital expenditures, operating leases, dividends and investment activities in a negative covenant which limits investment activities to $15.0 million minus certain guarantees and obligations.  The credit facility expires on November 1, 2011 and requires a commitment fee of 0.375% on the unused balance.  Interest is payable quarterly at either (i) the higher of the prime rate or the Federal Funds rate plus 0.50%, plus a margin of 0.00% to 0.25% or (ii) LIBOR plus a margin of 1.00% to 1.75%, depending upon the Company’s undrawn availability, as defined.  The Company was in compliance with all covenants at December 31, 2009 and December 31, 2008.

On October 9, 2009, the Company entered into Amendment No. 3 (the “Amendment”) to the asset based credit facility.  The Amendment enabled the Company to acquire a 51% equity interest in BCS and have an option to purchase the remaining 49% of BCS, with BCS being excluded from certain restrictive covenants in the asset based credit facility applicable to subsidiaries.  The acquisition of BCS is discussed within Note 2.  In addition, the Amendment redefines certain foreign subsidiaries of the Company as non borrowers and permits certain internal transactions that will facilitate the implementation of a more efficient cash management structure.  The Amendment did not change the Company’s borrowing capacity.

On October 13, 2009, BCS entered into a master revolving note (the “Revolver”), which permits borrowing up to a maximum level of $3.0 million.  At December 31, 2009, BCS had $688 in borrowings outstanding on the Revolver, which are included on the consolidated balance sheet as a component of accrued expenses and other.  The revolver expires on October 1, 2010.  Interest is payable monthly at the prime referenced rate plus a 2.25% margin.  At December 31, 2009, the interest rate on the revolver was 5.5%.  The Company is a guarantor of BCS as it relates to the Revolver.

Installment Notes

BCS had an installment note (“installment note”) in the amount of $527 and other notes payable for the purchase of various fixed assets (“fixed asset notes”) in the amount of $231 as of the acquisition date.  Interest on the installment notes is the prime referenced rate plus a 2.25% margin.  At December 31, 2009, the interest rate on the installment note was 5.5%.  The installment note calls for monthly installment payments of principal and interest and matures in 2012.  The weighted average interest rate on the fixed asset notes was 6.6% at December 31, 2009.  At December 31, 2009, the principal amounts due on the installment and fixed asset notes was $483 and $221, respectively.  The installment and fixed asset notes require annual principal payments of $273, $250, $157, $16 and $8 in 2010, 2011, 2012, 2013 and 2014, respectively. The Company is a guarantor of BCS on the installment note.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

5. Income Taxes

The provision for income taxes included in the accompanying consolidated financial statements represents federal, state and foreign income taxes.  The components of income (loss) before income taxes and the provision (benefit) for income taxes consist of the following:

	For the Years Ended
	December 31,
	2009	2008	2007
Income (loss) before income taxes:
Domestic	$(21,282)	$(52,320)	$9,186
Foreign	(12,044)	1,545	14,038
Total income (loss) before income taxes	$(33,326)	$(50,775)	$23,224

Provision (benefit) for income taxes:
Current:
Federal	$9	$(1,434)	$(55)
State and foreign	2,188	1,947	2,785
Total current provision	2,197	513	2,730
Deferred:
Federal	(1,242)	47,590	3,450
State and foreign	(1,958)	(1,351)	373
Total deferred provision (benefit)	(3,200)	46,239	3,823
Total provision (benefit) for income taxes	$(1,003)	$46,752	$6,553

A reconciliation of the Company’s effective income tax rate to the statutory federal tax rate is as follows:

	For the Years Ended
	December 31,
	2009		2008		2007
Statutory U.S. federal income tax rate	(35.0	) %	(35.0	) %	35.0%
State income taxes, net of federal tax benefit	1.2		(1.8)		(1.0)
Tax credits	(2.8)		(2.0)		(4.0)
Foreign rate differential	0.7		(4.4)		(10.9)
Reduction of income tax accruals	(0.1)		(1.2)		(2.4)
Tax on foreign dividends, net of foreign tax credits	24.4		1.8		1.8
Reduction (increase) of deferred taxes	2.3		(2.8)		1.3
Valuation allowances	7.1		129.2		7.4
Non-deductible goodwill	-		9.0		-
Other	(0.8)		(0.7)		1.0
Effective income tax rate	(3.0	) %	92.1%		28.2%

The Company recognized a provision (benefit) for income taxes of $(1,003), or 3.0%, $46,752, or (92.1)% of pre-tax loss and $6,553 or 28.2% of pre-tax income, for federal, state and foreign income taxes for the years ended December 31, 2009, 2008 and 2007, respectively.  The effective tax rate for 2009 decreased compared to 2008 primarily as a result of the difference in the amount of valuation allowance recorded against our domestic deferred tax assets.  Prior to 2008 the Company had not provided a valuation allowance against its domestic deferred tax assets, therefore the amount of valuation allowance provided in 2008 was based on the total domestic deferred tax asset amount as of December 31, 2008.  The amount of valuation allowance provided in 2009 is significantly less than 2008 as it relates only to the change in domestic deferred tax assets from December 31, 2008 to December 31, 2009.  Due to the impairment of goodwill in 2008, the Company is in a cumulative loss position for the period 2007 to 2009 and has provided a valuation allowance offsetting federal, state and certain foreign deferred tax assets.  Additionally, the 2008 effective tax rate was negatively affected by non-deductible goodwill.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

During 2009, the Company reorganized its European legal structure and remitted earnings to the U.S..  Due to the Company’s U.S. tax position, a full U.S. tax was provided on the remittance. The reorganization did not have an impact on the overall tax benefit provided and resulting effective tax rate as without the reorganization the Company would have provided an additional valuation allowance equal to the amount of tax provided on the remittance.

Unremitted earnings of foreign subsidiaries were $2,590, $24,155 and $22,451 as of December 31, 2009, 2008 and 2007, respectively.  Because these earnings have been indefinitely reinvested in foreign operations, no provision has been made for U.S. income taxes.  It is impracticable to determine the amount of unrecognized deferred taxes with respect to these earnings; however, foreign tax credits may be available to reduce U.S. income taxes in the event of a distribution.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2009 and 2008 are as follows:

	2009	2008
Deferred tax assets:
Inventories	$2,049	$1,606
Employee benefits	2,461	2,568
Insurance	1,290	1,306
Depreciation and amortization	28,390	35,735
Net operating loss carryforwards	38,228	32,169
General business credit carryforwards	8,973	8,550
Reserves not currently deductible	6,971	7,204
Gross deferred tax assets	88,362	89,138
Less: Valuation allowance	(83,963)	(82,379)
Deferred tax assets less valuation allowance	4,399	6,759

Deferred tax liabilities:
Depreciation and amortization	(1,347)	(4,293)
Other	(9,297)	(7,973)
Gross deferred tax liabilities	(10,644)	(12,266)

Net deferred tax liability	$(6,245)	$(5,507)

The valuation allowance represents the amount of tax benefit related to U.S., state and foreign net operating losses, credits and other deferred tax assets. This valuation allowance has no impact on the Company’s ability to utilize the U.S. net operating losses and credits to offset future U.S. taxable income. The Company believes that it should ultimately generate sufficient U.S. taxable income during the remaining tax loss and credit carry forward periods in order to realize substantially all of the benefits of the net operating losses and credits before they expire.

The Company has deferred tax assets for net operating loss carry forwards of $0 net of a valuation allowance of $38,228.  The net operating losses relate to U.S. federal, state and foreign tax jurisdictions.  The U.S. federal net operating losses expire beginning in 2026, the state net operating losses expire at various times and the foreign net operating losses have indefinite expiration dates.  The Company has a deferred tax asset for general business credit carry forwards of $633 net of a valuation allowance of $8,340.  The U.S. federal general business credit carry forwards begin to expire in 2021 and the state tax credits expire at various times.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

In June 2006, the FASB issued FIN 48 Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (ASC Topic 740).  ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company adopted the provisions of ASC Topic 740 as of January 1, 2007.  The adoption of ASC Topic 740 did not have a material effect on the Company’s financial statements.

The following is a reconciliation of the Company’s total gross unrecognized tax benefits:

	2009	2008
Balance at January 1	$2,599	$4,618

Tax positions related to the current year:
Additions	369	362
Tax positions related to prior years:
Reductions	(26)	(84)

Settlements	(104)	(1,683)
Expiration of statutes of limitation	-	(614)

Balance at December 31	$2,838	$2,599

The liability for uncertain tax benefits is classified as a non-current liability unless it is expected to be paid within one year.  At December 31, 2009 the Company has classified $719 as a current liability and $2,119 as a reduction to non-current deferred income tax assets. Through a combination of anticipated state audit settlements and the expiration of certain statutes of limitation, the amount of unrecognized tax benefits could decrease by approximately $100 within the next 12 months.  Management is currently unaware of issues under review that could result in a significant change or a material deviation in this estimate.

If the Company’s tax positions are sustained by the taxing authorities in favor of the Company, approximately $2,707 would affect the Company’s effective tax rate.

Consistent with historical financial reporting, the Company has elected to classify interest expense and, if applicable, penalties which could be assessed related to unrecognized tax benefits as a component of income tax expense.  For the years ended December 31, 2009 and 2008, the Company recognized approximately $104 and $(246) of gross interest and penalties, respectively.  The Company has accrued approximately $530 and $426 for the payment of interest and penalties at December 31, 2009 and December 31, 2008, respectively.

The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In the normal course of business the Company is subject to examination by taxing authorities throughout the world. The following table summarizes the open tax years for each important jurisdiction:

Jurisdiction	Open Tax Years
U.S. Federal	2006-2009
France	2005-2009
Mexico	2004-2009
Spain	2005-2009
Sweden	2004-2009
United Kingdom	2005-2009

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

6. Operating Lease Commitments

The Company leases equipment, vehicles and buildings from third parties under operating lease agreements.

The Estate of the late D.M. Draime, former Chairman of the Board of Directors, owned 50% of Hunters Square, Inc. (“HSI”), an Ohio corporation, which owns Hunters Square, an office complex and shopping mall located in Warren, Ohio.  The estate sold its investment in HSI in 2007.  The Company leases office space in Hunters Square.  The Company pays all maintenance, tax and insurance costs related to the operation of the office.  Lease payments made by the Company to HSI were $342 in 2007.  The Company believes the terms of the lease were no less favorable to it than would be the terms of a third-party lease.

For the years ended December 31, 2009, 2008 and 2007, lease expense totaled $6,461, $7,206 and $7,114, respectively.

Future minimum operating lease commitments at December 31, 2009 are as follows:

2010	$5,516
2011	4,394
2012	3,248
2013	2,970
2014	2,141
Thereafter	3,092
Total	$21,361

7. Share-Based Compensation Plans

In October 1997, the Company adopted a Long-Term Incentive Plan (“Incentive Plan”). The Company reserved 2,500,000 Common Shares for issuance to officers and other key employees under the Incentive Plan.  Under the Incentive Plan, as of December 31, 2009, the Company granted cumulative options to purchase 1,594,500 Common Shares to management with exercise prices equal to the fair market value of the Company’s Common Shares on the date of grant. The options issued cliff-vest from one to five years after the date of grant and have a contractual life of 10 years.  In addition, the Company has also issued 1,553,125 restricted Common Shares under the Incentive Plan, of which 814,250 are time-based with either graded or cliff vesting using the straight-line method while the remaining 738,875 restricted Common Shares are performance-based.  Restricted Common Shares awarded under the Incentive Plan entitle the shareholder to all the rights of Common Share ownership except that the shares may not be sold, transferred, pledged, exchanged, or otherwise disposed of during the vesting period.  The Incentive Plan expired on June 30, 2007.

In May 2002, the Company adopted the Director Share Option Plan (“Director Option Plan”).  The Company reserved 500,000 Common Shares for issuance under the Director Option Plan.  Under the Director Option Plan, the Company granted cumulative options to purchase 93,000 Common Shares to directors of the Company with exercise prices equal to the fair market value of the Company’s Common Shares on the date of grant.  The options granted cliff-vested one year after the date of grant and have a contractual life of 10 years.

In April 2006, the Company’s shareholders approved the Amended and Restated Long-Term Incentive Plan (the "2006 Plan").  There are 1,500,000 Common Shares reserved for awards under the 2006 Plan of which the maximum number of Common Shares which may be issued subject to Incentive Stock Options is 500,000.  Under the 2006 Plan, as of December 31, 2009, the Company has issued 853,934 restricted Common Shares, of which 657,900 are time-based with cliff- vesting using the straight-line method and 223,800 are performance based.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

In 2005, pursuant to the Incentive Plan, the Company granted time-based restricted Common Share awards and performance-based restricted Common Share awards.  The time-based restricted Common Share awards vest over a one to four year period in equal increments on the grant-date anniversaries.  Approximately one-half of the performance-based restricted Common Share awards vest and are no longer subject to forfeiture upon the recipient remaining an employee of the Company for three years from date of grant and upon achieving certain net income per share targets established by the Company.  The remaining one-half of the performance-based restricted Common Share awards also vest and are no longer  subject to forfeiture upon the recipient remaining an employee for three years from date of grant and upon the Company attaining  certain targets of performance measured against a peer group’s performance in terms of total return to shareholders.  The actual number of restricted Common Shares to ultimately vest will depend on the Company’s level of achievement of the targeted performance measures and the employees’ attainment of the defined service requirements.

In 2006, pursuant to the Incentive Plan, the Company granted time-based restricted Common Share and performance-based restricted Common Share awards.  Certain time-based restricted Common Share awards cliff-vest three years after the grant date.  Other time-based restricted Common Share awards are subject to graded vesting using the straight-line method over a three or four year period.  The performance-based restricted Common Share awards vest and are no longer subject to forfeiture upon the recipient remaining an employee of the Company for three years from date of grant and upon achieving certain net income per share targets established by the Company.

In 2007 pursuant to the Incentive Plan and in 2008, pursuant to the 2006 Plan, the Company granted time-based restricted Common Share and performance-based restricted Common Share awards.  The time-based restricted Common Share awards cliff-vest three years after the grant date.  The performance-based restricted Common Share awards vest and are no longer subject to forfeiture upon the recipient remaining an employee of the Company for three years from date of grant and upon achieving certain net income per share targets established by the Company.

In 2009, pursuant to the 2006 Plan, the Company granted time-based restricted Common Share awards.  These restricted Common Share awards cliff-vest three years after the grant date.

In April 2005, the Company adopted the Directors’ Restricted Shares Plan (“Director Share Plan”).  The Company reserved 300,000 Common Shares for issuance under the Director Share Plan.  Under the Director Share Plan, the Company has cumulatively issued 225,000 restricted Common Shares.  Shares issued under the Director Share Plan during 2008 and certain shares in 2009 will cliff vest one year after the grant date.  Other shares issued under the Director Share Plan during 2009 will cliff vest six months after the date of grant.

Options

A summary of option activity under the plans noted above as of December 31, 2009, and changes during the year ended are presented below:

	Share Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at December 31, 2008	197,750	$11.26
Expired	(21,000)	12.19
Exercised	(7,000)	7.93
Outstanding and Exercisable at December 31, 2009	169,750	11.28	2.99

There were no options granted during the years ended December 31, 2009, 2008 and 2007 and all outstanding options have vested.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

The intrinsic value of options outstanding and exercisable is the difference between the fair market value of the Company’s Common Shares on the applicable date (“Measurement Value”) and the exercise price of those options that had an exercise price that was less than the Measurement Value. The intrinsic value of options exercised is the difference between the fair market value of the Company’s Common Shares on the date of exercise and the exercise price.  The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $9, $471 and $482, respectively.

As of December 31, 2009 and 2008, the aggregate intrinsic value of both outstanding and exercisable options was $57 and $15, respectively.  The total fair value of options that vested during the year ended December 31, 2007 was $62.

Restricted Shares

The fair value of the non-vested time-based restricted Common Share awards was calculated using the market value of the shares on the date of issuance.  The weighted-average grant-date fair value of time-based restricted Common Shares granted during the years ended December 31, 2009, 2008 and 2007 was $1.84, $10.81 and $12.00, respectively.

The fair value of the non-vested performance-based restricted Common Share awards with a performance condition, requiring the Company to obtain certain net income per share targets, was estimated using the market value of the shares on the date of grant.

A summary of the status of the Company’s non-vested restricted Common Shares as of December 31, 2009 and the changes during the year then ended, are presented below:

	Time-Based Awards		Performance-Based Awards
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2008	626,261	$10.18	628,275	$10.33
Granted	522,404	1.84	-	-
Vested	(285,796)	8.27	(101,039)	8.39
Forfeited	(21,865)	5.53	(131,311)	8.77
Non-vested at December 31, 2009	841,004	5.77	395,925	11.34

As of December 31, 2009, total unrecognized compensation cost related to non-vested time-based restricted Common Share awards granted was $1,374.  That cost is expected to be recognized over a weighted-average period of 1.48 years.  For the years ended December 31, 2009, 2008 and 2007, the total fair value of time-based restricted Common Share awards vested was $1,595, $1,366 and $1,541, respectively.

As of December 31, 2009, total unrecognized compensation cost related to non-vested performance-based restricted Common Share awards granted was $0.  As noted above, the Company has issued and outstanding performance-based restricted Common Share awards that use different performance targets.  The awards that use net income per share as the performance target will not be expensed until it is probable that the Company will meet the underlying performance condition.

Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2009, 2008 and 2007 was $0, $575 and $1,409, respectively.  There was no actual tax benefit realized for the tax deductions from the vesting of restricted Common Shares and option exercises of the share-based payment arrangements for the years ended December 31, 2009, 2008 and 2007.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

8. Employee Benefit Plans

The Company has certain defined contribution profit sharing and 401(k) plans covering substantially all of its employees in the United States and United Kingdom. Company contributions are generally discretionary.  The Company’s policy is to fund all benefit costs accrued. For the years ended December 31, 2009, 2008 and 2007, expenses related to these plans amounted to $649, $2,743 and $3,800, respectively.

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

The following table sets forth the benefit obligation, fair value of plan assets, and the funded status of the Company’s defined benefit pension plan; amounts recognized in the Company’s financial statements; and the principal weighted average assumptions used:

	2009	2008
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$13,620	$22,301
Service cost	62	128
Interest cost	951	1,154
Actuarial loss (gain)	4,895	(2,730)
Benefits paid	(686)	(1,118)
Settlement	-	(861)
Translation adjustments	1,639	(5,254)
Projected benefit obligation at end of year	$20,481	$13,620

Change in plan assets:
Fair value of plan assets at beginning of year	$11,209	$20,946
Actual return on plan assets	2,604	(3,628)
Employer contributions	109	238
Benefits paid	(686)	(1,118)
Settlement	-	(696)
Translation adjustments	1,264	(4,533)
Fair value of plan assets at end of year	$14,500	$11,209

Accumulated benefit obligation at end of year	$20,481	$13,620
Funded status at end of year	(5,981)	(2,411)

Amounts recognized in the consolidated balance
sheet consist of:
Other long-term liabilities	(5,981)	(2,411)

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

	2009	2008
Weighted average assumptions used to
determine benefit obligation at December 31:
Discount rate	5.70%	6.70%
Rate of increase to pensions in payment	3.80%	3.30%
Rate of future price inflation	3.60%	2.90%
Measurement date	12/31/09	12/31/08

Weighted average assumptions used to
determine net periodic benefit cost for the
years ended December 31:
Discount rate	6.70%	5.80%
Expected long-term return on plan assets	6.10%	6.90%
Rate of increase to pensions in payment	3.30%	3.30%
Rate of future price inflation	2.90%	3.20%
Measurement date	12/31/09	12/31/08

For the year ended December 31, 2009, the Company’s only change in plan assets and benefit obligations recognized in other comprehensive income (loss) was a result of net actuarial gains incurred in 2009 for $3,009.  The Company recognized $3,492 in net periodic pension cost and other comprehensive income (loss) for 2009.

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

Components of net periodic pension cost (benefit) are as follows:

	For the Years Ended
	December 31,
	2009	2008	2007
Service cost	$62	$128	$140
Interest cost	951	1,154	1,180
Expected return on plan assets	(717)	(1,300)	(1,420)
Amortization of actuarial loss	187	-	80
Net periodic cost (benefit)	$483	$(18)	$(20)

In December 2008, the FASB issued Staff Position 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (ASC Topic 715-20-65).  This guidance requires that entities provide enhanced disclosures about how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets.  This Company adopted ASC Topic 715-20-65 beginning with its year ended December 31, 2009.  The adoption of ASC Topic 715-20-65 did not have a material impact on the Company’s consolidated financial position or results of operations.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

The Company’s defined benefit pension plan fair value weighted-average asset allocations at December 31, 2009 and 2008 by asset category are as follows:

	2009	2008
Asset Category:
Equity securities	81%	69%
Debt securities	18	30
Other	1	1
Total	100%	100%

The Company’s target asset allocation, with a permitted range of ± 7.50%, as of December 31, 2009, by asset category, is as follows:

Asset Category:
Equity securities	75%
Debt securities	25%

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

Prior to placing Stoneridge Pollak Limited (“SPL”) into administration in the United Kingdom, which is disclosed in note 15, the Company expected to contribute $97 to its defined benefit pension plan in 2010.  The following pension payments were expected to be paid prior to SPL being placed into administration:

2010	$727
2011	760
2012	792
2013	824
2014	857
2015 to 2019	4,849

The fair values of the Company’s defined benefit pension plan assets at December 31, 2009, utilizing the fair value hierarchy discussed in Note 9 are as follows:

		Fair Value Estimated Using
	Fair Value	Level 2 inputs
Equities:
Common collective trusts	$11,843	$11,843

Debt:
Common collective trusts	2,657	2,657
Total	$14,500	$14,500

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

In March 2009, the Company adopted the Stoneridge, Inc. Long-Term Cash Incentive Plan (“LTCIP”) and granted awards to certain officers and key employees.  For 2009, the awards under the LTCIP provide recipients with the right to receive cash three years from the date of grant depending on the Company’s actual earnings per share performance for a performance period comprised of 2009, 2010 and 2011 fiscal years.  The Company will record an accrual for an award to be paid in the period earned based on anticipated achievement of the performance goal.  If the participant voluntarily terminates employment or is discharged for cause, as defined in the LTCIP, the award will be forfeited.  In May 2009, the LTCIP was approved by the Company’s shareholders.  The Company has not recorded an accrual for the awards granted under the LTCIP at December 31, 2009 as the achievement of the performance goal is not considered probable at this time.

9. Fair Value of Financial Instruments

Financial Instruments

A financial instrument is cash or a contract that imposes an obligation to deliver, or conveys a right to receive cash or another financial instrument.  The carrying values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of fair value because of the short maturity of these instruments.  The estimated fair value of the Company’s senior notes (fixed rate debt) at December 31, 2009 and 2008, per quoted market sources, was $180.3 million and $124.4 million, respectively.  The carrying value at December 31, 2009 and 2008 was $183.0 million.

Derivative Instruments and Hedging Activities

Effective January 1, 2009, the Company adopted SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (ASC Topic 815) which expands the quarterly and annual disclosure requirements about the Company’s derivative instruments and hedging activities.  The adoption of ASC Topic 815 did not have an effect on the Company’s financial position, results of operations or cash flows.

The Company makes use of derivative instruments in foreign exchange and commodity price hedging programs.  Derivatives currently in use are foreign currency forward contracts.  These contracts are used strictly for hedging and not for speculative purposes.  Management believes that its use of these instruments to reduce risk is in the Company’s best interest. The counterparties to these financial instruments are financial institutions with strong credit ratings.

The Company conducts business internationally and therefore is exposed to foreign currency exchange risk.  The Company uses derivative financial instruments as cash flow hedges to mitigate its exposure to fluctuations in foreign currency exchange rates by reducing the effect of such fluctuations on foreign currency denominated intercompany transactions and other foreign currency exposures.  The currencies hedged by the Company include the British pound, Swedish krona and Mexican peso.  In certain instances, the foreign currency forward contracts are marked to market, with gains and losses recognized in the Company’s consolidated statement of operations as a component of other expense (income), net.  The Company’s foreign currency forward contracts substantially offset gains and losses on the underlying foreign currency denominated transactions.  As of December 31, 2009 and 2008, the Company held foreign currency forward contracts to reduce the exposure related to the Company’s British pound-denominated intercompany receivables.  This contract expires in January 2010.  In addition, at December 31, 2009 the Company held a foreign currency hedge contract to reduce the exposure related to the Company’s Swedish krona-denominated intercompany receivables.  This contract expires in February 2010.  For the year ended December 31, 2009, the Company recognized a $902 loss related to the British pound and Swedish krona contracts in the consolidated statement of operations as a component of other expense (income), net.  The Company also holds contracts intended to reduce exposure to the Mexican peso.  These contracts were executed to hedge forecasted transactions, and therefore the contracts are accounted for as cash flow hedges.  These Mexican peso-denominated foreign currency option contracts expire during 2010.  The effective portion of the unrealized gain or loss is deferred and reported in the Company’s consolidated balance sheets as a component of accumulated other comprehensive income (loss).  The Company’s expectation is that the cash flow hedges will be highly effective in the future.  The effectiveness of the transactions has been and will be measured on an ongoing basis using regression analysis.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

In prior years, to mitigate the risk of future price volatility and, consequently, fluctuations in gross margins, the Company has entered into fixed price commodity swaps with a financial institution to fix the cost of copper purchases.   In December 2007, the Company entered into a fixed price swap contract for 1.0 million pounds of copper, which expired on December 31, 2008.  In September 2008, the Company entered into a fixed price swap contract for 1.4 million pounds of copper, which expired on December 31, 2009.  Because these contracts were executed to hedge forecasted transactions, the contracts were accounted for as cash flow hedges.  The unrealized gain or loss for the effective portion of the hedge was deferred and reported in the Company’s consolidated balance sheets as a component of accumulated other comprehensive income (loss). The Company deemed these cash flow hedges to be highly effective.  The effectiveness of the transactions was measured on an ongoing basis using regression analysis.

The notional amounts and fair values of derivative instruments in the consolidated balance sheets are as follows:

	Notional amounts[1]		Prepaid expenses and other assets		Accrued expenses and other liabilities
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008	2009	2008
Derivatives designated as hedging
instruments:
Forward currency contracts	$43,877	$35,457	$1,710	$-	$-	$2,910
Commodity contracts	-	4,085	-	-	-	2,104
	43,877	39,542	1,710	-	-	5,014

Derivatives not designated as hedging
instruments:
Forward currency contracts	8,363	8,762	34	2,101	-	-
Total derivatives	$52,240	$48,304	$1,744	$2,101	$-	$5,014

1 - Notional amounts represent the gross contract / notional amount of the derivatives outstanding.

Amounts recorded in other comprehensive income (loss) in shareholders’ equity and in net loss for the year ended December 31, 2009 are as follows:

	Amount of gain recorded in other comprehensive income (loss)	Amount of loss reclassified from other comprehensive income (loss) into net loss	Location of loss reclassified from other comprehensive income into net loss
Derivatives designated as cash flow hedges:
Forward currency contracts	$2,862	$1,758	Cost of goods sold
Commodity contracts	1,290	814	Cost of goods sold
	$4,152	$2,572

These derivatives will be reclassified from other comprehensive income (loss) to the consolidated statement of operations over the next twelve months.

Effective January 1, 2009, the Company adopted SFAS No. 157, Fair Value Measurements (ASC Topic 820-10) as it relates to nonfinancial assets and nonfinancial liabilities measured on a non-recurring basis.  The Company adopted ASC Topic 820 for financial assets and financial liabilities on January 1, 2008.  This guidance clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements.  The adoption of ASC Topic 820 did not have a material effect on the Company’s fair value measurements.

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

	December 31, 2009			December 31,
		Fair Value Estimated Using		2008
	Fair Value	Level 1 inputs(1)	Level 2 inputs(2)	Fair Value

Financial assets carried
at fair value
Available for sale security	$261	$261	$-	$252
Forward currency contracts	1,744	-	1,744	2,101
Total financial assets
carried at fair value	$2,005	$261	$1,744	$2,353

Financial liabilities carried
at fair value
Forward currency contracts	$-	$-	$-	$2,910
Commodity hedge contracts	-	-	-	2,104
Total financial liabilities
carried at fair value	$-	$-	$-	$5,014

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

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

11. Restructuring

On October 29, 2007, the Company announced restructuring initiatives to improve manufacturing efficiency and cost position by ceasing manufacturing operations at its Sarasota, Florida and Mitcheldean, United Kingdom locations.  During 2008, the Company began additional restructuring initiatives in our Canton, Massachusetts, Orebro, Sweden and Tallinn, Estonia locations.  In response to the depressed conditions in the North American and European commercial vehicle and automotive markets, the Company also began restructuring initiatives in our Juarez, Monclova and Chihuahua, Mexico, Orebro and Bromma, Sweden, Tallinn, Estonia, Lexington, Ohio and Canton, Massachusetts locations during 2009.  In addition, during the third quarter of 2009, as part of the Company’s continuing overall restructuring initiatives the Company consolidated certain management positions at its Lexington, Ohio and Canton, Massachusetts facilities.   In connection with these initiatives, the Company recorded restructuring charges of $3,668, $15,382 and $1,027 in the Company’s consolidated statement of operations for the years ended December 31, 2009, 2008 and 2007, respectively. Restructuring expenses that were general and administrative in nature were included in the Company’s consolidated statement of operations as part of restructuring charges, while the remaining restructuring related charges were included in cost of goods sold.

The expenses related to the restructuring initiatives that belong to the Electronics reportable segment include the following:

		Contract
	Severance	Termination	Other Exit
	Costs	Costs	Costs	Total
Total expected restructuring charges	$5,671	$2,079	$2,504	$10,254
2007 charge to expense	$468	$-	$103	$571
Cash payments	-	-	(103)	(103)
Accrued balance at December 31, 2007	468	-	-	468
2008 charge to expense	2,830	1,305	2,401	6,536
Cash payments	(2,767)	-	(2,221)	(4,988)
Accrued balance at December 31, 2008	531	1,305	180	2,016
2009 charge to expense	2,237	374	-	2,611
Foreign currency translation effect	-	400	-	400
Cash payments	(2,641)	(656)	(180)	(3,477)

Accrued balance at December 31, 2009	$127	$1,423	$-	$1,550
Remaining expected restructuring charge	$136	$-	$-	$136

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

The expenses related to the restructuring initiatives that belong to the Control Devices reportable segment include the following:

	Severance	Other Exit
	Costs	Costs	Total (A)
Total expected restructuring charges	$3,912	$6,447	$10,359
2007 charge to expense	$357	$99	$456
Cash payments	-	-	-
Accrued balance at December 31, 2007	357	99	456
2008 charge to expense	2,521	6,325	8,846
Cash payments	(1,410)	(6,024)	(7,434)
Accrued balance at December 31, 2008	1,468	400	1,868
2009 charge to expense	1,034	23	1,057
Cash payments	(2,463)	(164)	(2,627)
Accrued balance at December 31, 2009	$39	$259	$298

(A)	Total expected restructuring charges does not include the expected gain from the future sale of the Company’s Sarasota, Florida facility.

All restructuring charges, except for asset-related charges, result in cash outflows.   Severance costs relate to a reduction in workforce. Contract termination costs represent costs associated with long-term lease obligations that were cancelled as part of the restructuring initiatives.  Other exit costs include premium direct labor, inventory and equipment move costs, relocation expense, increased inventory carrying cost and miscellaneous expenditures associated with exiting business activities.  No fixed-asset impairment charges were incurred because assets were transferred to other locations for continued production.

12. Segment Reporting

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

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

A summary of financial information by reportable segment is as follows:

	For the Years Ended
	December 31,
Net Sales	2009	2008	2007
Electronics	$301,424	$520,936	$441,717
Inter-segment sales	9,844	12,392	16,955
Electronics net sales	311,268	533,328	458,672
Control Devices	173,728	231,762	285,403
Inter-segment sales	3,087	4,276	4,576
Control Devices net sales	176,815	236,038	289,979
Eliminations	(12,931)	(16,668)	(21,531)
Total consolidated net sales	$475,152	$752,698	$727,120

Income (Loss) Before Income Taxes
Electronics	$(13,911)	$38,713	$20,692
Control Devices	(5,712)	(78,858)	15,825
Other corporate activities	8,079	10,078	8,676
Corporate interest expense	(21,782)	(20,708)	(21,969)
Total consolidated income (loss) before income taxes	$(33,326)	$(50,775)	$23,224

Depreciation and Amortizaton
Electronics	$9,061	$12,189	$13,392
Control Devices	10,591	14,130	14,823
Corporate activities	287	80	288
Total consolidated depreciation and amortization (A)	$19,939	$26,399	$28,503

Interest Expense (Income), net
Electronics	$187	$(117)	$(203)
Control Devices	(3)	(16)	(7)
Corporate activities	21,781	20,708	21,969
Total consolidated interest expense, net	$21,965	$20,575	$21,759

Capital Expenditures
Electronics	$5,139	$11,374	$8,777
Control Devices	5,975	13,306	8,699
Corporate activities	884	(107)	665
Total consolidated capital expenditures	$11,998	$24,573	$18,141

	December 31,
Total Assets	2009	2008	2007
Electronics	$163,414	$183,574	$214,119
Control Devices	91,631	98,608	180,785
Corporate activities(B)	236,110	239,425	282,695
Eliminations	(128,630)	(139,170)	(149,830)
Total consolidated assets	$362,525	$382,437	$527,769

(A)	These amounts represent depreciation and amortization on fixed and certain intangible assets.

(B)	Assets located at Corporate consist primarily of cash, intercompany receivables and equity investments.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

The following table presents net sales and non-current assets for the geographic areas in which the Company operates:

	For the Years Ended
	December 31,
Net Sales	2009	2008	2007
North America	$384,467	$557,990	$522,730
Europe and other	90,685	194,708	204,390
Total consolidated net sales	$475,152	$752,698	$727,120

	December 31,
Non-Current Assets	2009	2008	2007
North America	$121,149	$110,507	$204,556
Europe and other	10,706	17,339	21,854
Total non-current assets	$131,855	$127,846	$226,410

13. Guarantor Financial Information

Our senior notes are fully and unconditionally guaranteed, jointly and severally, by each of the Company’s existing and future domestic wholly-owned subsidiaries (Guarantor Subsidiaries). The Company’s non-U.S. subsidiaries and non-wholly owned domestic subsidiaries do not guarantee the senior notes (Non-Guarantor Subsidiaries).

Presented below are summarized condensed consolidating financial statements of the Parent (which includes certain of the Company’s operating units), the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the Company on a consolidated basis, as of December 31, 2009 and 2008 and for each of the three years ended December 31, 2009, 2008 and 2007.

These summarized condensed consolidating financial statements are prepared under the equity method.  Separate financial statements for the Guarantor Subsidiaries are not presented based on management’s determination that they do not provide additional information that is material to investors.  Therefore, the Guarantor Subsidiaries are combined in the presentation below.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

	December 31, 2009
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$59,693	$18	$32,196	$-	$91,907
Accounts receivable, net	42,804	18,136	20,332	-	81,272
Inventories, net	21,121	6,368	12,755	-	40,244
Prepaid expenses and other	(313,004)	308,571	21,680	-	17,247
Total current assets	(189,386)	333,093	86,963	-	230,670
Long-Term Assets:
Property, plant and equipment, net	45,063	20,152	11,776	-	76,991
Investments and other, net	41,567	23	13,274	-	54,864
Investment in subsidiaries	395,041	-	-	(395,041)	-
Total long-term assets	481,671	20,175	25,050	(395,041)	131,855
Total Assets	$292,285	$353,268	$112,013	$(395,041)	$362,525

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$27,147	$15,136	$8,664	$-	$50,947
Accrued expenses and other	4,172	9,952	22,703	-	36,827
Total current liabilities	31,319	25,088	31,367	-	87,774
Long-Term Liabilities:
Long-term debt	183,000	-	431	-	183,431
Other liabilities	8,401	360	8,502	-	17,263
Total long-term liabilities	191,401	360	8,933	-	200,694
Stoneridge, Inc. and Subsidiaries Shareholders' Equity	69,565	327,820	67,221	(395,041)	69,565
Noncontrolling Interest	-	-	4,492	-	4,492
Total Shareholders' Equity	69,565	327,820	71,713	(395,041)	74,057
Total Liabilities and Shareholders’ Equity	$292,285	$353,268	$112,013	$(395,041)	$362,525

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

Supplemental condensed consolidating financial statements (continued):

	December 31, 2008
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$55,237	$27	$37,428	$-	$92,692
Accounts receivable, net	51,274	15,888	29,373	-	96,535
Inventories, net	28,487	10,927	15,386	-	54,800
Prepaid expenses and other	(304,638)	301,387	13,815	-	10,564
Total current assets	(169,640)	328,229	96,002	-	254,591
Long-Term Assets:
Property, plant and equipment, net	50,458	24,445	12,798	-	87,701
Investments and other, net	38,984	319	842	-	40,145
Investment in subsidiaries	407,199	-	-	(407,199)	-
Total long-term assets	496,641	24,764	13,640	(407,199)	127,846
Total Assets	$327,001	$352,993	$109,642	$(407,199)	$382,437

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$23,778	$13,652	$13,289	$-	$50,719
Accrued expenses and other	21,429	5,065	16,991	-	43,485
Total current liabilities	45,207	18,717	30,280	-	94,204
Long-Term Liabilities:
Long-term debt	183,000	-	-	-	183,000
Other long-term liabilities	7,036	401	6,038	-	13,475
Total long-term liabilities	190,036	401	6,038	-	196,475
Total Shareholders' Equity	91,758	333,875	73,324	(407,199)	91,758
Total Liabilities and Shareholders’ Equity	$327,001	$352,993	$109,642	$(407,199)	$382,437

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

Supplemental condensed consolidating financial statements (continued):

	For the Year Ended December 31, 2009
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$273,494	$132,867	$139,430	$(70,639)	$475,152
Costs and Expenses:
Cost of goods sold	236,881	109,199	109,087	(68,000)	387,167
Selling, general and administrative	46,688	23,322	35,212	(2,639)	102,583
Restructuring charges	1,065	684	1,896	-	3,645
Operating Loss	(11,140)	(338)	(6,765)	-	(18,243)
Interest expense (income), net	22,263	-	(298)	-	21,965
Other expense (income), net	(12,539)	2,645	3,012	-	(6,882)
Equity deficit from subsidiaries	10,810	-	-	(10,810)	-
Loss Before Income Taxes	(31,674)	(2,983)	(9,479)	10,810	(33,326)
Provision (benefit) for income taxes	649	-	(1,652)	-	(1,003)
Net Loss	(32,323)	(2,983)	(7,827)	10,810	(32,323)
Net Income Attributable to Noncontrolling Interest	-	-	82	-	82
Net Loss Attributable to Stoneridge, Inc. and Subsidiaries	$(32,323)	$(2,983)	$(7,909)	$10,810	$(32,405)

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

Supplemental condensed consolidating financial statements (continued):

	For the Year Ended December 31, 2008
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$409,577	$185,747	$255,153	$(97,779)	$752,698

Costs and Expenses:
Cost of goods sold	339,871	147,154	194,301	(94,915)	586,411
Selling, general and administrative	54,006	31,657	53,193	(2,864)	135,992
Goodwill impairment charge	44,585	20,590	-	-	65,175
Restructuring charges	3,675	824	3,892	-	8,391
Operating Income (Loss)	(32,560)	(14,478)	3,767	-	(43,271)
Interest expense (income), net	21,468	-	(893)	-	20,575
Other income, net	(12,648)	-	(423)	-	(13,071)
Equity deficit from subsidiaries	10,887	-	-	(10,887)	-
Income (Loss) Before Income Taxes	(52,267)	(14,478)	5,083	10,887	(50,775)
Provision for income taxes	45,260	-	1,492	-	46,752
Net Income (Loss)	(97,527)	(14,478)	3,591	10,887	(97,527)
Net Income Attributable to Noncontrolling Interest	-	-	-	-	-

Net Income (Loss) Attributable to Stoneridge, Inc. and Subsidiaries	$(97,527)	$(14,478)	$3,591	$10,887	$(97,527)

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

Supplemental condensed consolidating financial statements (continued):

	For the Year Ended December 31, 2007
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$345,212	$205,384	$256,357	$(79,833)	$727,120

Costs and Expenses:
Cost of goods sold	286,419	160,501	189,624	(77,147)	559,397
Selling, general and administrative	54,658	30,225	49,801	(2,686)	131,998
Restructuring charges	458	-	468	-	926
Operating Income	3,677	14,658	16,464	-	34,799
Interest expense (income), net	23,058	-	(1,299)	-	21,759
Other expense (income), net	(10,545)	-	361	-	(10,184)
Equity earnings from subsidiaries	(28,673)	-	-	28,673	-
Income Before Income Taxes	19,837	14,658	17,402	(28,673)	23,224
Provision for income taxes	3,166	17	3,370	-	6,553
Net Income	16,671	14,641	14,032	(28,673)	16,671
Net Income Attributable to Noncontrolling Interest	-	-	-	-	-
Net Income Attributable to Stoneridge, Inc. and Subsidiaries	$16,671	$14,641	$14,032	$(28,673)	$16,671

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

Supplemental condensed consolidating financial statements (continued):

	For the Year Ended December 31, 2009
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$18,391	$2,175	$(6,742)	$13,824
INVESTING ACTIVITIES:
Capital expenditures	(8,070)	(2,241)	(1,687)	(11,998)
Proceeds from the sale of fixed assets	102	57	42	201
Business acquisitions	(5,967)	-	-	(5,967)
Net cash used for investing activities	(13,935)	(2,184)	(1,645)	(17,764)
FINANCING ACTIVITIES:
Revolving credit facility borrowings	-	-	336	336
Net cash provided by financing activities	-	-	336	336
Effect of exchange rate changes on cash
and cash equivalents	-	-	2,819	2,819
Net change in cash and cash equivalents	4,456	(9)	(5,232)	(785)
Cash and cash equivalents at beginning
of period	55,237	27	37,428	92,692
Cash and cash equivalents at end of period	$59,693	$18	$32,196	$91,907

	For the Year Ended December 31, 2008
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$37,167	$4,889	$400	$42,456
INVESTING ACTIVITIES:
Capital expenditures	(14,679)	(5,121)	(4,773)	(24,573)
Proceeds from sale of fixed assets	275	4	1,373	1,652
Business acquisitions	-	-	(980)	(980)
Net cash used for investing activities	(14,404)	(5,117)	(4,380)	(23,901)
FINANCING ACTIVITIES:
Repayments of long-term debt	(17,000)	-	-	(17,000)
Share-based compensation activity	1,322	-	-	1,322
Other financing costs	(553)	-	-	(553)
Net cash used for financing activities	(16,231)	-	-	(16,231)
Effect of exchange rate changes on cash
and cash equivalents	-	-	(5,556)	(5,556)
Net change in cash and cash equivalents	6,532	(228)	(9,536)	(3,232)
Cash and cash equivalents at beginning
of period	48,705	255	46,964	95,924
Cash and cash equivalents at end of period	$55,237	$27	$37,428	$92,692

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

 Supplemental condensed consolidating financial statements (continued):

	For the Year Ended December 31, 2007
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used for) operating activities	$20,239	$(505)	$14,091	$(300)	$33,525
INVESTING ACTIVITIES:
Capital expenditures	(9,034)	(3,895)	(5,212)	-	(18,141)
Proceeds from sale of fixed assets	7,663	4,643	9	-	12,315
Net cash provided by (used for) investing activities	(1,371)	748	(5,203)	-	(5,826)
FINANCING ACTIVITIES:
Repayments of long-term debt	-	-	(300)	300	-
Share-based compensation activity	2,119	-	-	-	2,119
Other financing costs	(1,219)	-	-	-	(1,219)
Net cash provided by (used for) financing activities	900	-	(300)	300	900
Effect of exchange rate changes on cash
and cash equivalents	-	-	1,443	-	1,443
Net change in cash and cash equivalents	19,768	243	10,031	-	30,042
Cash and cash equivalents at beginning
of period	28,937	12	36,933	-	65,882
Cash and cash equivalents at end of period	$48,705	$255	$46,964	$-	$95,924

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

14. Unaudited Quarterly Financial Data

The following is a summary of quarterly results of operations for 2009 and 2008:

	Quarter Ended
	Dec. 31	Sep. 30	Jun. 30	Mar. 31
2009
Net sales	$133,785	$117,992	$102,290	$121,085
Gross profit	28,031	27,083	13,596	19,275
Operating income (loss)	2,176	2,634	(14,293)	(8,760)
Provision (benefit) for income taxes	(594)	1,502	197	(2,108)
Net loss	(136)	(843)	(19,764)	(11,580)
Net income attributable to noncontrolling interests	82	-	-	-
Net loss attributable to Stoneridge, Inc. and Subsidiaries	(218)	(843)	(19,764)	(11,580)
Earnings per share:
Basic (A)	(0.01)	(0.04)	(0.84)	(0.49)
Diluted (A)	(0.01)	(0.04)	(0.84)	(0.49)

	Quarter Ended
	Dec. 31	Sep. 30	Jun. 30	Mar. 31
2008
Net sales	$157,965	$178,434	$213,229	$203,070
Gross profit	29,771	35,345	49,354	51,817
Goodwill impairment charge	65,175	-	-	-
Operating income (loss)	(69,076)	935	10,757	14,113
Provision for income taxes	36,723	855	4,062	5,112
Net income (loss)	(108,394)	(364)	4,684	6,547
Earnings per share:
Basic (A)	(4.63)	(0.02)	0.20	0.28
Diluted (A)	(4.63)	(0.02)	0.20	0.28

(A)	Earnings per share for the year may not equal the sum of the four historical quarters earnings per share due to changes in basic and diluted shares outstanding.

15. Subsequent Event

On February 23, 2010 the Company placed its wholly owned subsidiary, Stoneridge Pollak Limited (“SPL”) into administration in the United Kingdom.  The Company had previously ceased operations at the facility as of December 2008 as part of the restructuring initiatives announced on October 29, 2007, see Note 11.  All SPL customer contracts were transferred to other subsidiaries of the Company at the time that SPL filed for administration.  The Company is currently evaluating the effect that this filing will have on its consolidated results.  The Company anticipates recognizing a gain on the reversal of certain items included within other comprehensive income during the quarter ended March 31, 2010 as a result of the administration process.

STONERIDGE, INC. AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs	Balance at End of Period
Accounts receivable reserves:
Year ended December 31, 2007	$5,243	$905	$(1,412)	$4,736
Year ended December 31, 2008	4,736	151	(683)	4,204
Year ended December 31, 2009	4,204	917	(2,771)	2,350

	Balance at Beginning of Period	Net Additions Charged to Income	Exchange Rate Fluctuations and Other Items	Balance at End of Period
Valuation allowance for deferred tax assets:
Year ended December 31, 2007	$17,380	$(1,104)	$(256)	$16,020
Year ended December 31, 2008	16,020	66,271	88	82,379
Year ended December 31, 2009	82,379	2,245	(661)	83,963

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

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2009, an evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s PEO and PFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  In evaluating the Company’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Under the supervision and with the participation of our management, including the principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2009.  Based on our evaluation under the framework in Internal Control-Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Stoneridge, Inc. and Subsidiaries

We have audited Stoneridge, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Stoneridge, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Stoneridge, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stoneridge, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, other comprehensive income (loss) and shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2009 of Stoneridge, Inc. and Subsidiaries and our report dated March 16, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio
March 16, 2010

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 regarding our directors is incorporated by reference to the information under the sections and subsections entitled, “Proposal One: Election of Directors,” “Nominating and Corporate Governance Committee,” “Audit Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Guidelines” contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 17, 2010.  The information required by this Item 10 regarding our executive officers appears as a Supplementary Item following Item 1 under Part I hereof.

Item 11.  Executive Compensation.

The information required by this Item 11 is incorporated by reference to the information under the sections and subsections “Compensation Committee,” “Compensation Committee Interlocks and Insider Participation,”  “Compensation Committee Report” and “Executive Compensation” contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 17, 2010.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 (other than the information required by Item 201(d) of Regulation S-K which is set forth below) is incorporated by reference to the information under the heading “Security Ownership of Certain Beneficial Owners and Management” contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 17, 2010.

In October 1997, we adopted a Long-Term Incentive Plan for our employees, which expired on June 30, 2007. In May 2002, we adopted a Director Share Option Plan for our directors.  In April 2005, we adopted a Directors’ Restricted Shares Plan.  In April 2006, we adopted an Amended and Restated Long-Term Incentive Plan.  Our shareholders approved each plan.  Equity compensation plan information, as of December 31, 2009, is as follows:

	Number of Securities to be Issued Upon the Exercise of Outstanding Share Options	Weighted-Average Exercise Price of Outstanding Share Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (1)
Equity compensation plans
approved by shareholders	169,750	$11.28	712,762
Equity compensation plans not
approved by shareholders	-	$-	-

(1)
Excludes securities reflected in the first column, “Number of securities to be issued upon the exercise of outstanding share options.”  Also excludes 1,194,059 restricted Common Shares issued and outstanding to key employees pursuant to the Company’s Long-Term Incentive Plan and 59,400 restricted Common Shares issued and outstanding to directors under the Directors’ Restricted Shares Plan as of December 31, 2009.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated by reference to the information under the sections and subsections “Transactions with Related Persons” and “Director Independence” contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 17, 2010.

Item 14.  Principal Accounting Fees and Services.

The information required by this Item 14 is incorporated by reference to the information under the sections and subsections “Service Fees Paid to Independent Registered Accounting Firm” and “Pre-Approval Policy” contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 17, 2010.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

Page in Form 10-K
(a) The following documents are filed as part of this Form 10-K.
(1) Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	34
Consolidated Balance Sheets as of December 31, 2009 and 2008	35
Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007	36
Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007	37
Consolidated Statements of Other Comprehensive Income (Loss) and Shareholders' Equity for the Years Ended December 31, 2009, 2008 and 2007	38
Notes to Consolidated Financial Statements	39
(2) Financial Statement Schedule:
Schedule II – Valuation and Qualifying Accounts	74
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

STONERIDGE, INC.

Date: March 15, 2010	/s/ GEORGE E. STRICKLER
George E. Strickler
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 15, 2010	/s/ JOHN C. COREY
John C. Corey President, Chief Executive Officer and Director (Principal Executive Officer)

Date: March 15, 2010	/s/ WILLIAM M. LASKY
William M. Lasky Chairman of the Board of Directors

Date: March 15, 2010	/s/ JEFFREY P. DRAIME
Jeffrey P. Draime Director

Date: March 15, 2010	/s/ DOUGLAS C. JACOBS
Douglas C. Jacobs Director

Date: March 15, 2010	/s/ IRA C. KAPLAN
Ira C. Kaplan Director

Date: March 15, 2010	/s/ KIM KORTH
Kim Korth Director

Date: March 15, 2010	/s/ PAUL J. SCHLATHER
Paul J. Schlather Director

INDEX TO EXHIBITS

Exhibit Number	Exhibit
2.1
Asset Purchase and Contribution Agreement, dated October 9, 2009, by and among the Company and Bolton Conductive Systems LLC, Martin Kochis, Joseph Malecke, Bolton Investments LLC, William Bolton and New Bolton Systems, filed herewith.

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

10.1	Form of Tax Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (No. 333-33285)).

10.2	Directors’ Share Option Plan (incorporated by reference to Exhibit 4 of the Company’s Registration Statement on Form S-8 (No. 333-96953))*.

10.3	Form of Long-Term Incentive Plan Share Option Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*.

10.4	Form of Directors’ Share Option Plan Share Option Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*.

10.5	Form of Long-Term Incentive Plan Restricted Shares Grant Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*.

10.6	Director’s Restricted Shares Plan (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (No. 333-127017))*.

10.7	Form of Director’s Restricted Shares Plan Agreement (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)*.

10.8
Form of Long-Term Incentive Plan Restricted Shares Grant Agreement including Performance and Time-Based Restricted Shares (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)*.

10.9	Amendment to Restricted Shares Grant Agreement (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)*.

10.10	Employment Agreement between the Company and John C. Corey (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2006)*.

10.11	Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 28, 2006)*.

10.12	Form of 2006 Long-Term Incentive Plan Restricted Shares Grant Agreement (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on July 26, 2006)*.

10.13	Form of 2006 Directors’ Restricted Shares Plan Grant Agreement (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on July 26, 2006)*.

Exhibit Number	Exhibit
10.14	Annual Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on November 2, 2006)*.

10.15	Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)*.
10.16
Credit Agreement dated as of November 2, 2007 among Stoneridge, Inc., as Borrower, the Lending Institutions Named Therein, as Lenders, National City Business Credit, Inc., as Administrative Agent and Collateral Agent, and National City Bank, as Lead Arranger and Issuer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 8, 2007).

10.17
Amended and Restated Change in Control Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)*.

10.18	Amended Employment Agreement between Stoneridge, Inc. and John C. Corey (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)*.

10.19	Amended and Restated Change in Control Agreement (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)*.

10.20
Amendment No. 1 dated April 24, 2009 to Credit and Security Agreement dated as of November 2, 2007 by and among the Company as Borrower, the Lending Institutions Named Therein, as Lenders, National City Business Credit, Inc., Comerica Bank, JP Morgan Chase, PNC Bank, National Association and Fifth Third Bank, as lenders (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 30, 2009).

10.21
Amendment No. 2 dated April 24, 2009 to Credit and Security Agreement dated as of November 2, 2007 by and among the Company as Borrower, the Lending Institutions Named Therein, as Lenders, National City Business Credit, Inc., Comerica Bank, JP Morgan Chase, PNC Bank, National Association and Fifth Third Bank, as lenders (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on April 30, 2009).

10.22
Form of Stoneridge, Inc. Long-Term Incentive Plan – Restricted Shares Grant Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)*.

10.23
Form of Stoneridge, Inc. Long-Term Cash Incentive Plan – Grant Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)*.

10.24
Form of Stoneridge, Inc. Long-Term Incentive Plan – 2007 amendment to the restricted shares grant agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)*.

10.25
Form of Stoneridge, Inc. Long-Term Incentive Plan – 2008 amendment to the restricted shares grant agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)*.

10.26	Stoneridge, Inc. Long-Term Cash Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)*.

10.27	Stoneridge, Inc. Officers’ and Key Employees’ Severance Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 9, 2009)*.

10.28	Stoneridge, Inc. Retention Award between the Company and John C. Corey (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on October 9, 2009)*.

Exhibit Number	Exhibit
10.29
Stoneridge, Inc. Form of the Retention Awards between the Company and George E. Strickler, Mark J. Tervalon, Thomas A. Beaver and Michael D. Sloan (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on October 9, 2009)*.

10.30
Amendment No. 3 dated October 9, 2009 to Credit and Security Agreement dated as of November 2, 2007 by and among the Company as Borrower, the Lending Institutions Named Therein, as Lenders, National City Business Credit, Inc., Comerica Bank, JP Morgan Chase, PNC Bank, National Association and Fifth Third Bank, as lenders, filed herewith.

10.31	Stoneridge, Inc. Form of indemnification agreement between the Company and John C. Corey, George E. Strickler, Kenneth A. Kure and James E. Malcolm filed herewith.

14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

21.1	Principal Subsidiaries and Affiliates of the Company, filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm, filed herewith.

23.2	Consent of Independent Registered Public Accounting Firm, filed herewith.

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.1	Financial Statements of PST Eletrônica S.A., filed herewith.

* - Reflects management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this Annual Report on Form 10-K.