Form 10-Q
period 2010-03-31
STONERIDGE INC
filed 2010-05-10
CIK 1043337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐            Accelerated filer ☒              Non-accelerated filer ☐         Smaller reporting company ☐
                                                                                    (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes ☒ No

The number of Common Shares, without par value, outstanding as of April 23, 2010 was 25,968,765.

STONERIDGE, INC. AND SUBSIDIARIES

EX – 10.1
EX – 10.2
EX – 31.1
EX – 31.2
EX – 32.1
EX – 32.2

PART I–FINANCIAL INFORMATION

Item 1.  Financial Statements.

STONERIDGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash and cash equivalents	$80,048	$91,907
Accounts receivable, less reserves of $1,755 and $2,350, respectively	103,172	81,272
Inventories, net	45,632	40,244
Prepaid expenses and other	18,534	17,247
Total current assets	247,386	230,670

Long-Term Assets:
Property, plant and equipment, net	75,513	76,991
Investments and other, net	52,623	54,864
Total long-term assets	128,136	131,855
Total Assets	$375,522	$362,525

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$59,482	$50,947
Accrued expenses and other liabilities	45,408	36,827
Total current liabilities	104,890	87,774

Long-Term Liabilities:
Long-term debt	183,362	183,431
Other long-term liabilities	9,610	17,263
Total long-term liabilities	192,972	200,694

Shareholders' Equity:
Preferred Shares, without par value, authorized 5,000 shares, none issued	-	-
Common Shares, without par value, authorized 60,000 shares, issued 25,969 and 25,301
shares and outstanding 25,475 and 25,000 shares, respectively, with no stated value	-	-
Additional paid-in capital	159,401	158,748
Common Shares held in treasury, 494 and 301 shares, respectively, at cost	(379)	(292)
Accumulated deficit	(90,054)	(91,560)
Accumulated other comprehensive income	4,223	2,669
Total Stoneridge, Inc. and Subsidiaries shareholders' equity	73,191	69,565
Noncontrolling interest	4,469	4,492
Total shareholders' equity	77,660	74,057
Total Liabilities and Shareholders' Equity	$375,522	$362,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009

Net Sales	$148,074	$121,085

Costs and Expenses:
Cost of goods sold	114,547	101,810
Selling, general and administrative	29,487	27,077
Restructuring charges	81	958

Operating Income (Loss)	3,959	(8,760)

Interest expense, net	5,606	5,497
Equity in earnings of investees	(691)	(575)
Other expense (income), net	(950)	6

Loss Before Income Taxes	(6)	(13,688)

Benefit from income taxes	(1,489)	(2,108)

Net Income (Loss)	1,483	(11,580)

Net Loss Attributable to Noncontrolling Interest	(23)	-

Net Income (Loss) Attributable to Stoneridge, Inc. and Subsidiaries	$1,506	$(11,580)

Basic net income (loss) per share	$0.06	$(0.49)
Basic weighted average shares outstanding	23,880	23,464

Diluted net income (loss) per share	$0.06	$(0.49)
Diluted weighted average shares outstanding	24,324	23,464

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2010	2009
OPERATING ACTIVITIES:

Net income (loss)	$1,483	$(11,580)
Adjustments to reconcile net income (loss) to net cash provided by (used for)
operating activities -
Depreciation	4,753	5,061
Amortization	279	239
Deferred income taxes	(1,871)	(2,506)
Earnings of equity method investees, less dividends received	(691)	(575)
(Gain) loss on sale of fixed assets	(19)	2
Share-based compensation expense, net	231	564
Changes in operating assets and liabilities -
Accounts receivable, net	(22,441)	9,424
Inventories, net	(5,811)	6,055
Prepaid expenses and other	899	(399)
Accounts payable	8,709	(7,236)
Accrued expenses and other	7,206	2,149
Net cash provided by (used for) operating activities	(7,273)	1,198

INVESTING ACTIVITIES:

Capital expenditures	(3,619)	(3,945)
Proceeds from sale of fixed assets	20	92
Net cash used for investing activities	(3,599)	(3,853)

FINANCING ACTIVITIES:

Share-based compensation activity	294	-
Revolving credit facility borrowings, net	214	-
Repayments of debt	(70)	-
Net cash provided by financing activities	438	-

Effect of exchange rate changes on cash and cash equivalents	(1,425)	(860)

Net change in cash and cash equivalents	(11,859)	(3,515)

Cash and cash equivalents at beginning of period	91,907	92,692

Cash and cash equivalents at end of period	$80,048	$89,177

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

(1)  Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Stoneridge, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”).  The information furnished in these condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the Commission’s rules and regulations.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.

Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2009.

(2)  Inventories

Inventories are valued at the lower of cost or market.  Cost is determined by the last-in, first-out (“LIFO”) method for approximately 73% and 69% of the Company’s inventories at March 31, 2010 and December 31, 2009, respectively, and by the first-in, first-out method for all other inventories.  The Company adjusts its excess and obsolescence reserve at least on a quarterly basis.  Excess inventories are quantities of items that exceed anticipated sales or usage for a reasonable period.  The Company has guidelines and judgments for calculating provisions for excess inventories based on the number of months of inventories on hand compared to anticipated sales or usage.  Management uses its judgment to forecast sales or usage and to determine what constitutes a reasonable period.  Inventory cost includes material, labor and overhead.  Inventories consist of the following:

	March 31,	December 31,
	2010	2009

Raw materials	$27,064	$26,118
Work-in-progress	9,071	9,137
Finished goods	13,097	8,226
Total inventories	49,232	43,481
Less: LIFO reserve	(3,600)	(3,237)
Inventories, net	$45,632	$40,244

(3)  Fair Value of Financial Instruments

Financial Instruments

A financial instrument is cash or a contract that imposes an obligation to deliver, or conveys a right to receive cash or another financial instrument.  The carrying values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of fair value because of the short maturity of these instruments.  The estimated fair value of the Company’s senior notes (fixed rate debt) at March 31, 2010 and December 31, 2009, per quoted market sources, was $183.2 million and $180.3 million, respectively.  The carrying value of the Company’s senior notes was $183.0 million as of March 31, 2010 and December 31, 2009.

Derivative Instruments and Hedging Activities

The Company currently has open foreign currency forward contracts.  These contracts are used strictly for hedging and not for speculative purposes.  Management believes that its use of these instruments to reduce risk is in the Company’s best interest.  The counterparties to these financial instruments are financial institutions with strong credit ratings.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

The Company conducts business internationally and therefore is exposed to foreign currency exchange risk.  The Company uses derivative financial instruments as cash flow hedges to mitigate its exposure to fluctuations in foreign currency exchange rates by reducing the effect of such fluctuations on foreign currency denominated intercompany transactions and other foreign currency exposures.  The currencies currently hedged by the Company include the Euro, Swedish krona and Mexican peso.  In certain instances, the foreign currency forward contracts are marked to market, with gains and losses recognized in the Company’s condensed consolidated statement of operations as a component of other expense (income), net.  The Company’s foreign currency forward contracts substantially offset gains and losses on the underlying foreign currency denominated transactions.  At December 31, 2009, the Company held foreign currency forward contracts to reduce the exposure related to the Company’s British pound-denominated intercompany receivables.  This contract expired in January 2010.  As of March 31, 2010, the Company held foreign currency forward contracts to reduce the exposure related to the Company’s Euro-denominated intercompany receivables.  This contract expires in July 2010.   In addition, at March 31, 2010 the Company held a foreign currency hedge contract to reduce the exposure related to the Company’s Swedish krona-denominated intercompany receivables.  This contract also expires in July 2010.  For the three months ended March 31, 2010, the Company recognized a $1,750 gain related to the Euro and Swedish krona contracts in the condensed consolidated statement of operations as a component of other expense (income), net.  The Company also holds contracts intended to reduce exposure to the Mexican peso.  These contracts were executed to hedge forecasted transactions, and therefore the contracts are accounted for as cash flow hedges.  These Mexican peso-denominated foreign currency option contracts expire monthly throughout 2010.  The effective portion of the unrealized gain or loss is deferred and reported in the Company’s condensed consolidated balance sheets as a component of accumulated other comprehensive income.  The Company’s expectation is that the cash flow hedges will be highly effective in the future.  The effectiveness of these cash flow hedges has been and will be measured on an ongoing basis using regression analysis.

In 2009, to mitigate the risk of future price volatility and, consequently, fluctuations in gross margins, the Company entered into fixed price commodity swaps with a financial institution to fix the cost of copper purchases.  In September 2008, the Company entered into a fixed price swap contract for 1.4 million pounds of copper, which expired monthly throughout 2009.  Because this contract was executed to hedge forecasted transactions, the contract was accounted for as a cash flow hedge.

The notional amounts and fair values of derivative instruments in the condensed consolidated balance sheets are as follows:

	Notional amounts[1]		Prepaid expenses and other assets		Accrued expenses and other liabilities
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2010	2009	2010	2009	2010	2009
Derivatives designated as hedging instruments:
Forward currency contracts	$31,748	$43,877	$3,539	$1,710	$-	$-

Derivatives not designated as hedging instruments:
Forward currency contracts	26,631	8,363	-	34	170	-
Total derivatives	$58,379	$52,240	$3,539	$1,744	$170	$-

1 - Notional amounts represent the gross contract / notional amount of the derivatives outstanding.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

Amounts recorded in accumulated other comprehensive income within Shareholders’ Equity and in net income for the three months ended March 31, 2010 were as follows:

	Amount of gain recorded in accumulated other comprehensive income	Amount of gain reclassified from accumulated other comprehensive income into net income	Location of gain reclassified from accumulated other comprehensive income into net income
Derivatives designated as cash flow hedges
Forward currency contracts	$2,723	$894	Cost of goods sold

These derivatives will be reclassified from other comprehensive income to the condensed consolidated statement of operations over the next nine months.

The following table presents our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

	March 31, 2010			December 31,
		Fair Value Estimated Using		2009
	Fair Value	Level 1 inputs(1)	Level 2 inputs(2)	Fair Value

Financial assets carried at fair value

Available for sale security	$256	$256	$-	$261
Forward currency contracts	3,539	-	3,539	1,744

Total financial assets
carried at fair value	$3,795	$256	$3,539	$2,005

Financial liabilities carried at fair value

Forward currency contracts	$170	$-	$170	$-

(1)
Fair values estimated using Level 1 inputs, which consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.  The available for sale security is an equity security that is publically traded.

(2)
Fair values estimated using Level 2 inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly and include among other things, quoted prices for similar assets or liabilities in markets that are active or inactive as well as inputs other than quoted prices that are observable.  For forward currency contracts, inputs include foreign currency exchange rates.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

(4)  Share-Based Compensation

Total compensation related expense for share-based compensation arrangements recognized in the condensed consolidated statements of operations as a component of selling, general and administrative expenses was $525 and $564 for the three months ended March 31, 2010 and 2009, respectively.  Included within financing activities within the condensed consolidated statement of cash flows for the quarter ended March 31, 2010 is $294 of excess tax benefit expense.

During the quarter ended March 31, 2010, the Company granted 247,950 performance based restricted shares under the Amended and Restated Long-Term Incentive Plan and recognized approximately $81 of expense.

(5)  Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax are as follows:

	Three Months Ended
	March 31,
	2010	2009

Net income (loss)	$1,483	$(11,580)
Other comprehensive income (loss):
Currency translation adjustments	(5,361)	(2,890)
Pension liability adjustments	5,089	42
Unrealized loss on marketable security	(3)	(54)
Unrealized gain on derivatives	1,829	1,238
Other comprehensive income (loss)	1,554	(1,664)
Consolidated comprehensive income (loss)	3,037	(13,244)
Comprehensive loss attributable to the noncontrolling interest	23	-
Comprehensive income (loss) attributable to Stoneridge, Inc. and Subsidiaries	$3,060	$(13,244)

Accumulated other comprehensive income, net of tax is comprised of the following:

	March 31,	December 31,
	2010	2009

Currency translation adjustments	$711	$6,072
Pension liability adjustments	-	(5,089)
Unrealized loss on marketable security	(27)	(24)
Unrecognized gain on derivatives	3,539	1,710
Accumulated other comprehensive income	$4,223	$2,669

(6)  Long-Term Debt

Senior Notes

The Company had $183.0 million of senior notes outstanding at March 31, 2010 and December 31, 2009.  The outstanding senior notes bear interest at an annual rate of 11.50% and mature on May 1, 2012.  Beginning May 1, 2010 the senior notes were redeemable, at the Company’s option, at 101.917% until April 30, 2010.  After April 30, 2010, the senior notes will remain redeemable at par until the maturity date.  Interest is payable on May 1 and November 1 of each year.  The senior notes do not contain restrictive financial performance covenants.  The Company was in compliance with all non-financial covenants at March 31, 2010 and December 31, 2009.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

Credit Facility

On November 2, 2007, the Company entered into an asset-based credit facility (“credit facility”), which permits borrowing up to a maximum level of $100.0 million.  At March 31, 2010 and December 31, 2009, there were no borrowings on the credit facility.  The available borrowing capacity on this credit facility is based on eligible current assets and outstanding letters of credit, as defined.  At March 31, 2010 and December 31, 2009, the Company had borrowing capacity of $68.0 million and $54.1 million, respectively, based on eligible current assets and outstanding letters of credit.  The credit facility does not contain financial performance covenants which would constrain the Company’s borrowing capacity. However, restrictions do include limits on capital expenditures, operating leases, dividends and investment activities in a negative covenant which limits investment activities to $15.0 million minus certain guarantees and obligations.  The credit facility expires on November 1, 2011, and requires a commitment fee of 0.375% on the unused balance.  Interest is payable quarterly at either (i) the higher of the prime rate or the Federal Funds rate plus 0.50%, plus a margin of 0.00% to 0.25% or (ii) LIBOR plus a margin of 1.00% to 1.75%, depending upon the Company’s undrawn availability, as defined.  The Company was in compliance with all covenants at March 31, 2010 and December 31, 2009.

On October 13, 2009, the Company’s majority owned consolidated subsidiary, Bolton Conductive Systems, LLC (“BCS”) entered into a master revolving note (the “Revolver”), which permits borrowing up to a maximum level of $3.0 million.  At March 31, 2010 and December 31, 2009, BCS had $902 and $688 in borrowings outstanding on the Revolver, respectively, which are included on the condensed consolidated balance sheets as a component of accrued expenses and other.  The Revolver expires on October 1, 2010.  Interest is payable monthly at the prime referenced rate plus a 2.25% margin.  At March 31, 2010 and December 31, 2009, the interest rate on the Revolver was 5.5%.  The Company is a guarantor of BCS as it relates to the Revolver.

Installment Notes

BCS has an installment note (“installment note”) and other notes payable for the purchase of various fixed assets (“fixed asset notes”).  Interest on the installment notes is the prime referenced rate plus a 2.25% margin.  At March 31, 2010 and December 31, 2009, the interest rate on the installment note was 5.5%.  The installment note calls for monthly installment payments of principal and interest and matures in 2012.  The weighted average interest rate on the fixed asset notes was 6.6% at March 31, 2010 and December 31, 2009.  At March 31, 2010 and December 31, 2009, the principal amounts due on the installment and fixed asset notes were $455 and $179 and $483 and $221, respectively.

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

Actual weighted-average shares outstanding used in calculating basic and diluted net income (loss) per share are as follows:

	Three Months Ended
	March 31,
	2010	2009

Basic weighted-average shares outstanding	23,879,778	23,463,578
Effect of dilutive securities	443,947	-
Diluted weighted-average shares outstanding	24,323,725	23,463,578

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

Options not included in the computation of diluted net income (loss) per share to purchase 115,250 and 195,750 Common Shares at an average price of $12.58 and $10.22 per share were outstanding at March 31, 2010 and March 31, 2009, respectively.  These outstanding options were not included in the computation of diluted net income (loss) per share because their respective exercise prices were greater than the average market price of Common Shares.  These options were excluded from the computation of diluted earnings per share under the treasury stock method.

As of March 31, 2010, 463,050 performance-based restricted shares were outstanding.  These shares were not included in the computation of diluted net income per share because not all vesting conditions were achieved as of March 31, 2010.  These shares may or may not become dilutive based on the Company’s ability to meet or exceed future performance targets.

(8)  Restructuring

On October 29, 2007, the Company announced restructuring initiatives to improve manufacturing efficiency and cost position by ceasing manufacturing operations at its Sarasota, Florida and Mitcheldean, United Kingdom locations.  During 2008, the Company began additional restructuring initiatives in its Canton, Massachusetts, Orebro, Sweden and Tallinn, Estonia locations.  In response to the depressed conditions in the North American and European commercial vehicle and automotive markets, the Company also began restructuring initiatives in its Juarez, Monclova and Chihuahua, Mexico, Orebro and Bromma, Sweden, Tallinn, Estonia, Dundee, Scotland, Lexington, Ohio and Canton, Massachusetts locations during 2009.  In addition, during 2009, as part of the Company’s continuing overall restructuring initiatives the Company consolidated certain management positions at its Lexington, Ohio and Canton, Massachusetts facilities.   During the first quarter of 2010, the Company continued the restructuring initiative in Dundee, Scotland which began in 2009.  In connection with these initiatives, the Company recorded restructuring charges of $81 and $982 in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2010 and 2009, respectively.  Restructuring expenses that were general and administrative in nature were included in the Company’s condensed consolidated statement of operations as part of restructuring charges, while the remaining restructuring related charges were included in cost of goods sold.

The expenses related to the restructuring initiatives that belong to the Electronics reportable segment included the following:

	Severance Costs	Contract Termination Costs	Other Exit Costs	Total

Total expected restructuring charges	$5,639	$2,033	$2,504	$10,176

2007 charge to expense	$468	$-	$103	$571
Cash payments	-	-	(103)	(103)

Accrued balance at December 31, 2007	468	-	-	468

2008 charge to expense	2,830	1,305	2,401	6,536
Cash payments	(2,767)	-	(2,221)	(4,988)

Accrued balance at December 31, 2008	531	1,305	180	2,016

2009 charge to expense	2,237	374	-	2,611
Foreign currency translation effect	-	400	-	400
Cash payments	(2,641)	(656)	(180)	(3,477)

Accrued balance at December 31, 2009	127	1,423	-	1,550

First quarter 2010 charge to expense	81	-	-	81
Foreign currency translation effect	-	(46)	-	(46)
Cash payments	(65)	(134)	-	(199)

Accrued balance at March 31, 2010	$143	$1,243	$-	$1,386

Remaining expected restructuring charge	$23	$-	$-	$23

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

The expenses related to the restructuring initiatives that belong to the Control Devices reportable segment included the following:

	Severance Costs	Other Exit Costs	Total

Total expected restructuring charges	$3,912	$6,447	$10,359

2007 charge to expense	$357	$99	$456

Accrued balance at December 31, 2007	357	99	456

2008 charge to expense	2,521	6,325	8,846
Cash payments	(1,410)	(6,024)	(7,434)

Accrued balance at December 31, 2008	1,468	400	1,868

2009 charge to expense	1,034	23	1,057
Cash payments	(2,463)	(164)	(2,627)

Accrued Balance at December 31, 2009	39	259	298

Cash payments	(39)	-	(39)

Accrued balance at March 31, 2010	$-	$259	$259

All restructuring charges result in cash outflows.  Severance costs relate to a reduction in workforce.  Contract termination costs represent costs associated with long-term lease obligations that were cancelled as part of the restructuring initiatives.  Other exit costs include premium direct labor, inventory and equipment move costs, relocation expense, increased inventory carrying costs and miscellaneous expenditures associated with exiting business activities.  No fixed-asset impairment charges were incurred because assets were transferred to other locations for continued production.

(9)  Commitments and Contingencies

In the ordinary course of business, the Company is involved in various legal proceedings, workers’ compensation and product liability disputes.  The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of operations, cash flows or the financial position of the Company.

On October 13, 2009, the Company acquired 51% membership interest in BCS.  The purchase agreement provides that the Company may be required to make additional payments to the previous owners of BCS for its 51% membership interest based on BCS achieving financial performance targets as defined by the purchase agreement.  The maximum amount of additional payments to the prior owners of BCS is $3,200 per year in 2011, 2012 and 2013 and is contingent upon BCS achieving profitability targets based on earnings before interest, income taxes, depreciation and amortization in the years 2010, 2011 and 2012, respectively.  In addition, the Company may be required to make additional payments to BCS of approximately $450 in 2011 and $500 in 2012 based on BCS achieving annual revenue targets in 2010 and 2011, respectively.  The Company recorded $893; the fair value of the estimated future additional payments to the prior owners of BCS as of the acquisition date, December 31, 2009 and March 31, 2010 on the condensed consolidated balance sheet as a component of other long-term liabilities.  The purchase agreement provides the Company with the option to purchase the remaining 49% interest in BCS in 2013 at a price determined in accordance with the purchase agreement.  If the Company does not exercise this option then the minority owners of BCS have the option in 2014 to purchase the Company’s 51% interest in BCS at a price determined in accordance with the purchase agreement or to jointly market BCS for sale.

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

The following provides a reconciliation of changes in product warranty and recall liability for the three months ended March 31, 2010 and 2009:

	2010	2009

Product warranty and recall at beginning of period	$4,764	$5,527
Accruals for products shipped during the period	761	468
Aggregate changes in pre-existing liabilities due to claims developments	471	7
Settlements made during the period (in cash or in kind)	(1,314)	(1,264)
Product warranty and recall at end of period	$4,682	$4,738

(10)  Employee Benefit Plans

The Company had a single defined benefit pension plan that covered certain former employees in the United Kingdom.  As a result of placing Stoneridge Pollak Limited (“SPL”) into administration during the quarter ended March 31, 2010, as described in Note 12, the Company settled the defined benefit pension plan.  The components of net periodic cost under the defined benefit pension plan are as follows:

	Three Months Ended
	March 31,
	2010	2009

Service cost	$-	$14
Interest cost	163	219
Expected return on plan assets	(126)	(165)
Amortization of actuarial loss	62	42
Settlement loss	33	-
Net periodic cost	$132	$110

The Company made contributions of approximately $16 during the quarter ended March 31, 2010, prior to placing SPL into administration.

In March 2009, the Company adopted the Stoneridge, Inc. Long-Term Cash Incentive Plan (“LTCIP”) and granted awards to certain officers and key employees.  Awards under the LTCIP provide recipients with the right to receive cash three years from the date of grant depending on the Company’s actual earnings per share performance for a performance period comprised of three fiscal years from the date of grant.  The Company will record an accrual for an award to be paid in the period earned based on anticipated achievement of the performance goal.  If the participant voluntarily terminates employment or is discharged for cause, as defined in the LTCIP, the award will be forfeited.  In May 2009, the LTCIP was approved by the Company’s shareholders.  The Company has not recorded an accrual for the awards granted under the LTCIP at March 31, 2010 as the achievement of the performance goals are not considered probable at this time.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

(11)  Income Taxes

The Company recognized a benefit from income taxes of $1,489 and $2,108, for federal, state and foreign income taxes for the three months ended March 31, 2010 and 2009, respectively.  As reported at December 31, 2009, the Company is in a cumulative loss position and provides a valuation allowance offsetting federal, state and certain foreign deferred tax assets.  The decrease in the tax benefit for the three months ended March 31, 2010 compared to the three months ended March 31, 2009, was primarily attributable to a decrease in tax benefits related to losses in certain foreign jurisdictions in which it is more likely than not that the benefit of those losses will be realized in the current year offset with a tax benefit related to our United Kingdom operations.  As a result of placing SPL into administration, as described in Note 12, the Company recognized a tax benefit of approximately $1,170 during the quarter ended March 31, 2010 from the reversal of deferred tax liabilities, primarily employee benefit related, that were previously included as a component of other comprehensive income within Shareholders’ Equity.

(12)  SPL Administration

On February 23, 2010, the Company placed its wholly owned subsidiary, SPL into administration (a structured bankruptcy) in the United Kingdom.  The Company had previously ceased operations at the facility as of December 2008 as part of the restructuring initiatives announced on October 29, 2007, as described in Note 8.  All SPL customer contracts were transferred to other subsidiaries of the Company at the time that SPL filed for administration.  As a result of placing SPL into administration the Company recognized a net gain of approximately $3,423 during the quarter ended March 31, 2010.  This gain was primarily related to the reversal of the cumulative translation adjustment account (“CTA”) and deferred tax liabilities, which had previously been included as a component of other comprehensive income within Shareholders’ Equity.  The net gain of approximately $2,253, primarily due to reversing the CTA balance is included as a component of other expense (income), net on the condensed consolidated statement of operations.  The benefit from reversing the deferred tax liabilities, primarily employee benefit related of approximately $1,170 is included as a component of benefit from income taxes on the condensed consolidated statement of operations, as described in Note 11.

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

The accounting policies of the Company’s reportable segments are the same as those described in Note 2, “Summary of Significant Accounting Policies” of the Company’s December 31, 2009 Form 10-K.  The Company’s management evaluates the performance of its reportable segments based primarily on net sales from external customers, capital expenditures and income (loss) before income taxes.  Inter-segment sales are accounted for on terms similar to those to third parties and are eliminated upon consolidation.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

A summary of financial information by reportable segment is as follows:

	Three Months Ended
	March 31,
	2010	2009
Net Sales
Electronics	$91,638	$82,771
Inter-segment sales	3,111	1,858
Electronics net sales	94,749	84,629

Control Devices	56,436	38,314
Inter-segment sales	848	709
Control Devices net sales	57,284	39,023

Eliminations	(3,959)	(2,567)
Total consolidated net sales	$148,074	$121,085

Income (Loss) Before Income Taxes
Electronics (A)	$34,349	$(2,206)
Control Devices (A)	3,156	(7,020)
Other corporate activities (A)	(32,350)	1,015
Corporate interest expense	(5,161)	(5,477)
Total consolidated loss before income taxes	$(6)	$(13,688)

Electronics	$2,242	$2,212
Control Devices	2,465	2,789
Corporate activities	87	60
Total consolidated depreciation and amortization (B)	$4,794	$5,061

Interest Expense (Income), net
Electronics	$445	$21
Control Devices	-	(1)
Corporate activities	5,161	5,477
Total consolidated interest expense, net	$5,606	$5,497

Capital Expenditures
Electronics	$2,463	$1,510
Control Devices	1,284	1,935
Corporate activities	(128)	500
Total consolidated capital expenditures	$3,619	$3,945

(A)
During the quarter ended March 31, 2010, the Company placed SPL into administration.  As a result of placing SPL into administration the Company recognized a gain within the Electronics reportable segment of $35,512 and losses within other corporate activities and within the Control Devices reportable segment of approximately $32,039 and $473, respectively.  These results were primarily due to eliminating SPL’s intercompany debt and equity structure.

(B)	These amounts represent depreciation and amortization on fixed and certain intangible assets.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

	March 31,	December 31,
	2010	2009
Total Assets
Electronics	$182,105	$163,414
Control Devices	96,796	91,631
Corporate activities (C)	219,232	236,110
Eliminations	(122,611)	(128,630)
Total consolidated assets	$375,522	$362,525

 (C)      Assets located at Corporate consist primarily of cash, intercompany receivables and equity investments.

The following table presents net sales and non-current assets for each of the geographic areas in which the Company operates:

	Three Months Ended
	March 31,
	2010	2009
Net Sales
North America	$120,743	$99,230
Europe and other	27,331	21,855
Total consolidated net sales	$148,074	$121,085

	March 31,	December 31,
	2010	2009
Non-Current Assets
North America	$117,445	$121,149
Europe and other	10,691	10,706
Total non-current assets	$128,136	$131,855

(14)  Investments

In June 2009, the Financial Accounting Standards Board (“FASB”) revised the authoritative guidance for determining the primary beneficiary of a variable interest entity (“VIE”).  In December 2009, the FASB issued Accounting Standards Update No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which provides amendments to Accounting Standards Codification Topic No. 810, Consolidation (“ASC 810”) to reflect the revised guidance.  Among other things, the new guidance requires a qualitative rather than a quantitative assessment to determine the primary beneficiary of a VIE based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. In addition, the amended guidance requires an ongoing reconsideration of the primary beneficiary. The provisions of this new guidance were effective as of January 1, 2010, and the adoption did not have an impact on the Company’s financial statements.  The Company analyzed its joint ventures in accordance with ASC 810 to determine whether they are VIE’s and, if so, whether the Company is the primary beneficiary.  Both of the Company’s joint ventures at March 31, 2010 were determined under the provisions of ASC 810 to be unconsolidated joint ventures and were accounted for under the equity method of accounting.

PST Eletrônica S.A.

The Company has a 50% equity interest in PST Eletrônica S.A. (“PST”), a Brazilian electronic system provider focused on security and convenience applications primarily for the vehicle and motorcycle industry.  The Company’s investment in PST was $34,143 and $35,824 at March 31, 2010 and December 31, 2009, respectively.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

Condensed financial information for PST is as follows:

	Three Months Ended
	March 31,
	2010	2009

Revenues	$33,310	$21,400
Cost of sales	$17,614	$11,051

Total pre-tax income	$1,197	$1,260
The Company's share of pre-tax income	$599	$630

Equity in earnings of PST included in the condensed consolidated statements of operations was $483 and $603 for the three months ended March 31, 2010 and 2009, respectively.

Minda Stoneridge Instruments Ltd.

The Company has a 49% interest in Minda Stoneridge Instruments Ltd. (“Minda”), a company based in India that manufactures electronics and instrumentation equipment for the commercial vehicle and motorcycle market.  The Company’s investment in Minda was $5,600 and $5,220 at March 31, 2010 and December 31, 2009, respectively.  Equity in earnings (loss) of Minda included in the condensed consolidated statements of operations was $208 and $(28), for the three months ended March 31, 2010 and 2009, respectively.

(15)  Guarantor Financial Information

Our senior notes are fully and unconditionally guaranteed, jointly and severally, by each of the Company’s existing and future domestic wholly owned subsidiaries (Guarantor Subsidiaries). The Company’s non-U.S. subsidiaries and non-wholly owned domestic subsidiaries do not guarantee the senior notes (Non-Guarantor Subsidiaries).

Presented below are condensed consolidating financial statements of the Parent (which includes certain of the Company’s operating units), the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the Company on a consolidated basis as of March 31, 2010 and December 31, 2009 and for each of the three months ended March 31, 2010 and 2009, respectively.

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

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

	March 31, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS

Current Assets:
Cash and cash equivalents	$49,760	$19	$30,269	$-	$80,048
Accounts receivable, net	51,843	23,011	28,318	-	103,172
Inventories, net	25,333	7,661	12,638	-	45,632
Prepaid expenses and other	(301,742)	310,444	9,832	-	18,534
Total current assets	(174,806)	341,135	81,057	-	247,386

Long-Term Assets:
Property, plant and equipment, net	44,510	18,997	12,006	-	75,513
Investments and other, net	42,033	17	10,573	-	52,623
Investment in subsidiaries	402,441	-	-	(402,441)	-
Total long-term assets	488,984	19,014	22,579	(402,441)	128,136
Total Assets	$314,178	$360,149	$103,636	$(402,441)	$375,522

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$32,012	$17,973	$9,497	$-	$59,482
Accrued expenses and other	17,421	11,420	16,567	-	45,408
Total current liabilities	49,433	29,393	26,064	-	104,890

Long-Term Liabilities:
Long-term debt	183,000	-	362	-	183,362
Other long-term liabilities	8,554	360	696	-	9,610
Total long-term liabilities	191,554	360	1,058	-	192,972

Stoneridge, Inc. and Subsidiaries Shareholders' Equity	73,191	330,396	72,045	(402,441)	73,191

Noncontrolling Interest	-	-	4,469	-	4,469

Total Shareholders' Equity	73,191	330,396	76,514	(402,441)	77,660

Total Liabilities and Shareholders’ Equity	$314,178	$360,149	$103,636	$(402,441)	$375,522

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

Supplemental condensed consolidating financial statements (continued):

	December 31, 2009
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS

Current Assets:
Cash and cash equivalents	$59,693	$18	$32,196	$-	$91,907
Accounts receivable, net	42,804	18,136	20,332	-	81,272
Inventories, net	21,121	6,368	12,755	-	40,244
Prepaid expenses and other	(313,004)	308,571	21,680	-	17,247
Total current assets	(189,386)	333,093	86,963	-	230,670

Long-Term Assets:
Property, plant and equipment, net	45,063	20,152	11,776	-	76,991
Investments and other, net	41,567	23	13,274	-	54,864
Investment in subsidiaries.	395,041	-	-	(395,041)	-
Total long-term assets	481,671	20,175	25,050	(395,041)	131,855
Total Assets	$292,285	$353,268	$112,013	$(395,041)	$362,525

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$27,147	$15,136	$8,664	$-	$50,947
Accrued expenses and other	4,172	9,952	22,703	-	36,827
Total current liabilities	31,319	25,088	31,367	-	87,774

Long-Term Liabilities:
Long-term debt	183,000	-	431	-	183,431
Other long-term liabilities	8,401	360	8,502	-	17,263
Total long-term liabilities	191,401	360	8,933	-	200,694

Stoneridge, Inc. and Subsidiaries Shareholders' Equity	69,565	327,820	67,221	(395,041)	69,565

Noncontrolling Interest	-	-	4,492	-	4,492

Total Shareholders' Equity	69,565	327,820	71,713	(395,041)	74,057

Total Liabilities and Shareholders’ Equity	$292,285	$353,268	$112,013	$(395,041)	$362,525

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

Supplemental condensed consolidating financial statements (continued):

	Three Months Ended March 31, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net Sales	$83,106	$42,483	$43,012	$(20,527)	$148,074

Costs and Expenses:
Cost of goods sold	70,335	32,293	31,773	(19,854)	114,547
Selling, general and administrative	13,917	6,314	9,929	(673)	29,487
Restructuring charges	-	-	81	-	81

Operating Income (Loss)	(1,146)	3,876	1,229	-	3,959

Interest expense, net	5,560	-	46	-	5,606
Other expense (income), net	43	1,296	(2,980)	-	(1,641)
Equity earnings from subsidiaries	(8,412)	-	-	8,412	-

Income (Loss) Before Income Taxes	1,663	2,580	4,163	(8,412)	(6)

Benefit from income taxes	180	-	(1,669)	-	(1,489)

Net Income	1,483	2,580	5,832	(8,412)	1,483

Net Loss Attributable to Noncontrolling Interest	-	-	(23)	-	(23)

Net Income Attributable to Stoneridge, Inc. and Subsidiaries	$1,483	$2,580	$5,855	$(8,412)	$1,506

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

Supplemental condensed consolidating financial statements (continued):

	Three Months Ended March 31, 2009
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net Sales	$72,572	$31,626	$34,592	$(17,705)	$121,085

Costs and Expenses:
Cost of goods sold	63,393	27,794	27,707	(17,084)	101,810
Selling, general and administrative	12,042	6,566	9,090	(621)	27,077
Restructuring charges	16	482	460	-	958

Operating Loss	(2,879)	(3,216)	(2,665)	-	(8,760)

Interest expense (income), net	5,544	-	(47)	-	5,497
Other expense (income), net	(572)	-	3	-	(569)
Equity deficit from subsidiaries	5,102	-	-	(5,102)	-

Loss Before Income Taxes	(12,953)	(3,216)	(2,621)	5,102	(13,688)

Benefit from income taxes	(1,373)	-	(735)	-	(2,108)

Net Loss	(11,580)	(3,216)	(1,886)	5,102	(11,580)

Net Income Attributable to Noncontrolling Interest	-	-	-	-	-

Net Loss Attributable to Stoneridge, Inc. and Subsidiaries	$(11,580)	$(3,216)	$(1,886)	$5,102	$(11,580)

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

Supplemental condensed consolidating financial statements (continued):

	Three Months Ended March 31, 2010
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated

Net cash provided by (used for) operating activities	$(8,004)	$239	$492	$(7,273)

INVESTING ACTIVITIES:
Capital expenditures	(2,157)	(294)	(1,168)	(3,619)
Proceeds from the sale of fixed assets	-	-	20	20
Net cash used for investing activities	(2,157)	(294)	(1,148)	(3,599)

FINANCING ACTIVITIES:
Share-based compensation activity	228	56	10	294
Revolving credit facility borrowings, net	-	-	214	214
Repayments of long-term debt	-	-	(70)	(70)
Net cash provided by financing activities	228	56	154	438

Effect of exchange rate changes on cash
and cash equivalents	-	-	(1,425)	(1,425)
Net change in cash and cash equivalents.	(9,933)	1	(1,927)	(11,859)

Cash and cash equivalents at beginning of period	59,693	18	32,196	91,907
Cash and cash equivalents at end of period	$49,760	$19	$30,269	$80,048

	Three Months Ended March 31, 2009
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated

Net cash provided by (used for) operating activities	$(5,682)	$894	$5,986	$1,198

INVESTING ACTIVITIES:
Capital expenditures	(2,434)	(792)	(719)	(3,945)
Proceeds from the sale of fixed assets	2	57	33	92
Net cash used for investing activities	(2,432)	(735)	(686)	(3,853)

Effect of exchange rate changes on cash
and cash equivalents	-	-	(860)	(860)
Net change in cash and cash equivalents	(8,114)	159	4,440	(3,515)

Cash and cash equivalents at beginning of period	55,237	27	37,428	92,692
Cash and cash equivalents at end of period	$47,123	$186	$41,868	$89,177

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

We recognized net income for the quarter ended March 31, 2010 of $1.5 million, or $0.06 per diluted share, compared with net loss of $11.6 million, or $(0.49) per diluted share, for the first quarter of 2009.  The increase in our profitability was primarily due to the improvement of the markets that we serve, which resulted in increased sales volume in the current quarter.

Our first quarter 2010 results were positively affected by improvements in the North American automotive and global commercial vehicle markets as well as the economy as a whole.  Production volumes in the North American automotive vehicle market increased by 69.5% during the quarter ended March 31, 2010 when compared to the quarter ended March 31, 2009.  These automotive market production volume increases had a positive effect on our North American automotive market net sales of approximately $15.1 million, primarily within our Control Devices segment.  The commercial vehicle market production volumes in North America improved by 17.3% during the quarter ended March 31, 2010 when compared to the prior year first quarter, which resulted in increased net sales of approximately $4.2 million, primarily within our Electronics segment.  Our net sales to European commercial vehicle customers were also favorably affected by volume increases during the quarter ended March 31, 2010 as compared to the prior year first quarter of approximately $2.1 million, also primarily within the Electronics segment.  In addition, our results were affected by foreign currency exchange rates.  Our revenues were favorably affected by foreign currency translation of approximately $3.3 million during the quarter ended March 31, 2010 when compared to the quarter ended March 31, 2009.  Our gross margin percentage increased from 15.9% for the quarter ended March 31, 2009 to 22.6% for the quarter ended March 31, 2010, primarily due to the significant increases in sales activity and benefits from our prior restructuring initiatives.

Our selling, general and administrative expenses (“SG&A”) increased from $27.1 million for the quarter ended March 31, 2009 to $29.5 million for the quarter ended March 31, 2010.  This $2.4 million or 8.9% increase in SG&A, was due to increased compensation and compensation related expenses incurred during the quarter ended March 31, 2010 of approximately $2.6 million primarily as a result of increased incentive compensation expenses.  In addition, our design and development costs increased by approximately $0.6 million between periods due to new product launches by our customers.

Also affecting our results was the decline in our restructuring initiatives. Costs incurred during the quarter ended March 31, 2010, related to these restructuring initiatives amounted to approximately $0.1 million and were primarily comprised of one-time termination benefits.  These restructuring actions were a continuation of restructuring initiatives which began in 2009.  First quarter 2009 restructuring expenses were approximately $1.0 million and were also primarily comprised of one-time termination benefits.

Our results for the quarter ended March 31, 2010 were also favorably affected by the wind down of our wholly-owned subsidiary, Stoneridge Pollak Limited (“SPL”), located in Mitcheldean, United Kingdom.  On February 23, 2010, we placed SPL into administration (a structured bankruptcy) in the United Kingdom.  We had previously ceased SPL’s operations in December of 2008, as part of the restructuring initiatives announced in October 2007.  All SPL customer contracts were transferred to our other subsidiaries prior to placing SPL into administration.  We recognized a net gain within other expense (income), net of approximately $2.2 million, primarily from the reversal of the cumulative translation adjustment account, which had previously been included as a component of other comprehensive income within Shareholders’ Equity.  In addition, we recognized a tax benefit of approximately $1.2 million from the reversal of deferred tax liabilities; primarily employee benefit related which were also previously included as a component of other comprehensive income.

At March 31, 2010 and December 31, 2009, we maintained a cash and equivalents balance of $80.0 million and $91.9 million, respectively.  Our cash and equivalents balance declined during the current quarter as a result of increased working capital requirements.  As discussed in Note 6 to the condensed consolidated financial statements, we have no borrowings under our asset-based credit facility.  At March 31, 2010 and December 31, 2009, we had borrowing capacity of $68.0 million and $54.1 million, respectively.

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

Through our restructuring initiatives initiated in prior years, we have been able to reduce our cost structure.  Our fixed overhead costs are lower due to the cessation of manufacturing at our Sarasota, Florida and Mitcheldean United Kingdom locations.  As sales volumes increase in 2010, we expect our operating margin will benefit from our reduced cost structure.

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

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Net Sales. Net sales for our reportable segments, excluding inter-segment sales, for the three months ended March 31, 2010 and 2009 are summarized in the following table (in thousands):

	Three Months Ended
	March 31,
	2010		2009		$ Increase	% Increase
Electronics	$91,638	61.9%	$82,771	68.4%	$8,867	10.7%
Control Devices	56,436	38.1	38,314	31.6	18,122	47.3%
Total net sales	$148,074	100.0%	$121,085	100.0%	$26,989	22.3%

Our Electronics segment was positively affected by increased volume in our served markets by approximately $4.4 million for the quarter ended March 31, 2010 when compared to the prior year first quarter.  The increase in net sales for our Electronics segment was primarily due to volume increases in our North American and European commercial vehicle products.  Commercial vehicle market production volumes in North America increased by 17.3%, during the quarter ended March 31, 2010 when compared to the prior year first quarter.  The increase in North American commercial vehicle production positively affected net sales in our Electronics segment for the quarter ended March 31, 2010 by approximately $4.0 million or 11.0%.  Our net sales were also favorably affected by approximately $1.9 million during the quarter ended March 31, 2010 due to the inclusion of Bolton Conductive Systems, LLC (“BCS”), which was acquired in the fourth quarter of 2009.  Our net sales to European commercial vehicle customers increased by approximately $2.0 million or 11.6% during the quarter ended March 31, 2010 as compared to the prior year first quarter. The balance of the change was primarily related to volume declines in the agricultural vehicle markets of approximately $1.0 million.  In addition, our Electronics segment net sales were favorably affected by foreign currency fluctuations of approximately $3.3 million for the quarter ended March 31, 2010 when compared to the prior year first quarter.

Our Control Devices segment was positively affected by increased volume in our served markets by approximately $16.6 million for the quarter ended March 31, 2010 when compared to the prior year first quarter.  The increase in net sales for our Control Devices segment was primarily attributable to production volume increases at our major customers in the North American automotive vehicle market.  Production volumes in the North American automotive vehicle market increased by 69.5% during the quarter ended March 31, 2010 when compared to the quarter ended March 31, 2009.  Volume increases within the automotive market of our Control Devices segment increased net sales for the quarter ended March 31, 2010 by approximately $15.4 million, or 50.8%, when compared to the prior year first quarter.

Net sales by geographic location for the three months ended March 31, 2010 and 2009 are summarized in the following table (in thousands):

	Three Months Ended
	March 31,
	2010		2009		$ Increase	% Increase

North America	$120,743	81.5%	$99,230	82.0%	$21,513	21.7%
Europe and other	27,331	18.5	21,855	18.0	5,476	25.1%
Total net sales	$148,074	100.0%	$121,085	100.0%	$26,989	22.3%

The North American geographic location consists of the results of our operations in the United States and Mexico.

The increase in North American net sales was primarily attributable to increased sales volume in our North American automotive and commercial vehicle markets.  These increased volume levels had a positive effect on our net sales for the quarter ended March 31, 2010 of $15.1 million, and $4.2 million for our North American automotive and commercial vehicle markets, respectively.  North American net sales for the quarter ended March 31, 2010 were favorably affected by approximately $1.9 million due to the inclusion of BCS.  Our increase in net sales outside North America was primarily due to increased sales of European commercial vehicle market products, which had a positive effect on our net sales for the quarter ended March 31, 2010 of approximately $2.1 million.  In addition, our first quarter 2010 net sales outside of North America were positively affected by foreign currency fluctuations of approximately $3.3 million.

Condensed consolidated statements of operations as a percentage of net sales for the three months ended March 31, 2010 and 2009 are presented in the following table (in thousands):

	Three Months Ended
	March 31,				$ Increase /
	2010		2009		(Decrease)

Net Sales	$148,074	100.0%	$121,085	100.0%	$26,989

Costs and Expenses:
Cost of goods sold	114,547	77.4	101,810	84.1	12,737
Selling, general and administrative	29,487	19.9	27,077	22.4	2,410
Restructuring charges	81	0.1	958	0.8	(877)

Operating Income (loss	3,959	2.6	(8,760)	(7.3)	12,719

Interest expense, net	5,606	3.8	5,497	4.5	109
Equity in earnings of investees	(691)	(0.5)	(575)	(0.5)	(116)
Other expense (income), net	(950)	(0.6)	6	-	(956)

Loss Before Income Taxes	(6)	(0.1)	(13,688)	(11.3)	13,682

Benefit from income taxes	(1,489)	(1.0)	(2,108)	(1.7)	619

Net Income (Loss)	1,483	0.9	(11,580)	(9.6)	13,063

Net Loss Attributable to Noncontrolling Interest	(23)	-	-	-	(23)

Net Income (Loss) Attributable to Stoneridge, Inc. and Subsidiaries	$1,506	0.9%	$(11,580)	(9.6)%	$13,086

Cost of Goods Sold. The decrease in cost of goods sold as a percentage of net sales was primarily due to the increase in volume of our European and North American commercial and automotive vehicle markets during the quarter ended March 31, 2010 when compared to the prior year first quarter.  A portion of our cost structure is fixed in nature, such as overhead and depreciation costs.  These fixed costs combined with significantly lower net sales recognized in the first quarter of 2009, resulted in a higher cost of goods sold as a percentage of net sales in the first quarter of 2009.  Our material cost as a percentage of net sales for our Electronics segment for the first quarter of 2010 and 2009 was 55.2% and 52.6%, respectively.  This increase is primarily due to a less favorable product mix within our North American wiring business.  Our materials cost as a percentage of sales for the Control Devices segment decreased from 54.6% for the quarter ended March 31, 2009 to 53.0% for the first quarter of 2010.

Selling, General and Administrative Expenses.  Design and development expenses are included within SG&A and were $9.1 million and $8.6 million for the first quarter of 2010 and 2009, respectively.  Design and development expenses for our Electronics segment increased from $5.2 million for the quarter ended March 31, 2009 to $5.8 million for the first quarter of 2010.  This increase in design and development costs was a result of our customers’ new product launches scheduled in the near term.  Design and development expenses for our Control Devices segment decreased from $3.4 million for the first quarter of 2009 to $3.3 million for the quarter ended March 31, 2010.  As a result of our product platform launches scheduled for 2010 and in the future, we believe that our design and development costs will increase in 2010 from our 2009 level.  The increase in SG&A costs excluding design and development expenses was due to higher employee related costs of approximately $2.6 million, primarily incentive compensation.  Our SG&A costs decreased as a percentage of net sales because of the increase in net sales recognized in the current quarter when compared to the prior year first quarter.

Restructuring Charges. Costs from our restructuring initiatives for the quarter ended March 31, 2010 decreased compared to the first quarter of 2009 as our current restructuring initiatives near completion. Costs incurred during the quarter ended March 31, 2010, related to restructuring initiatives amounted to approximately $0.1 million and were primarily comprised of one-time termination benefits.  These restructuring actions were a continuation of restructuring initiatives which began in 2009 in Dundee, Scotland.  First quarter 2009 restructuring expenses were approximately $1.0 million and were primarily comprised of one-time termination benefits.  Restructuring expenses that were general and administrative in nature were included in the Company’s condensed consolidated statements of operations as restructuring charges, while the remaining restructuring related expenses were included in cost of goods sold.

Restructuring charges recorded by reportable segment during the three months ended March 31, 2010 were as follows (in thousands):

	Electronics	Control Devices	Total Consolidated Restructuring Charges

Severance costs	$81	$-	$81
Total general and administrative restructuring charges	$81	$-	$81

All restructuring charges result in cash outflows.  Severance costs related to a reduction in workforce.

Restructuring charges recorded by reportable segment during the three months ended March 31, 2009 were as follows (in thousands):

	Electronics	Control Devices	Total Consolidated Restructuring Charges

Severance costs	$369	$497	$866
Other exit costs	92	-	92
Total general and administrative restructuring charges	$461	$497	$958

Equity in Earnings of Investees.  The increase in equity earnings of investees was attributable to the increase in equity earnings recognized from our Minda joint venture, partially offset by lower earnings recognized from our PST joint venture.  Equity earnings for Minda increased from a deficit of $28 thousand for the quarter ended March 31, 2009 to earnings of $0.2 million for the quarter ended March 31, 2010.  The increase primarily reflects higher volumes for Minda’s product lines during the quarter ended March 31, 2010.  Equity earnings for PST declined from $0.6 million for the quarter ended March 31, 2009 to $0.5 million for the quarter ended March 31, 2010.  Brazilian government incentives in the first quarter of 2010 increased the sales of fully equipped new cars which favorably affected PST’s net sales in the first quarter of 2010 to original equipment manufacturers (“OEM’s”).  These government incentives caused more vehicles to be sold with more accessories at the OEM level which had a negative impact on PST’s aftermarket and dealer businesses.  As a result of PST having higher margins on aftermarket products than OEM products, our earnings from PST declined in the current quarter.  These Brazilian government incentives expired at the end of the first quarter and we expect sales to PST’s aftermarket customers and margins to increase during the remainder of 2010.

Other Expense (Income), net.  As a result of placing SPL into administration, we recognized a gain of approximately $2.2 million during the quarter ended March 31, 2010 within other expense (income), net on the condensed consolidated statement of operations.  This gain is primarily related to the reversal of the cumulative translation adjustment account, which had previously been included as a component of other comprehensive income within Shareholders’ Equity.

Income (Loss) Before Income Taxes.  Income (loss) before income taxes is summarized in the following table by reportable segment (in thousands).

	Three Months Ended
	March 31,		$ Increase /	% Increase /
	2010	2009	(Decrease)	(Decrease)

Electronics	$34,349	$(2,206)	$36,555	NM
Control Devices	3,156	(7,020)	10,176	145.0%
Other corporate activities	(32,350)	1,015	(33,365)	NM
Corporate interest expense	(5,161)	(5,477)	316	5.8%
Loss before income taxes	$(6)	$(13,688)	$13,682	100.0%

NM - Not Meaningful

The increase in our profitability in the Electronics reportable segment was primarily related to placing SPL into administration during the first quarter of 2010.  As a result of placing SPL into administration, we recognized a gain within the Electronics segment of approximately $32.5 million.  These gains were primarily a result of eliminating SPL’s intercompany debt and equity structure.  Excluding this gain, our results were favorably affected by increased volume, primarily to our commercial vehicle customers for the quarter ended March 31, 2010 as compared to the first quarter of 2009.  In addition, restructuring related expenses for the Electronics reportable segment were approximately $0.4 million lower for the quarter ended March 31, 2010 when compared to the quarter ended March 31, 2009.

The increase in profitability in the Control Devices reportable segment was primarily due to increased sales volume and lower restructuring related expenses for the quarter ended March 31, 2010 when compared to the quarter ended March 31, 2009.  Production volume increases favorably affected our net sales within the Control Devices segment by approximately $16.6 million for the quarter ended March 31, 2010 when compared to the prior year first quarter.  In addition, restructuring related expenses for the Control Devices reportable segment were approximately $0.5 million lower for the quarter ended March 31, 2010 when compared to the quarter ended March 31, 2009.

The decrease in income before income taxes from other corporate activities was primarily due to recognition of a loss of approximately $32.0 million in the quarter ended March 31, 2010 from placing SPL into administration, which caused the reversal of SPL’s intercompany debt and equity structure.

Income (loss) before income taxes by geographic location for the three months ended March 31, 2010 and 2009 is summarized in the following table (in thousands):

	Three Months Ended
	March 31,				$ Increase /	% Increase /
	2010		2009		(Decrease)	(Decrease)

North America	$(33,291)	NM	$(9,076)	66.3%	$(24,215)	NM
Europe and other	33,285	NM	(4,612)	33.7	37,897	NM
Loss before income taxes	$(6)		$(13,688)	100.0%	$13,682

NM - Not Meaningful

North American loss before income taxes includes interest expense of approximately $5.4 million and $5.3 million for the quarters ended March 31, 2010 and 2009, respectively.

The decrease in our profitability in North America and increase in profitability in Europe and other was primarily attributable to the loss of $32.5 million recognized within North America and the gain recognized within Europe and other resulting from placing SPL into administration during the quarter ended March 31, 2010.  Excluding the effect of the SPL administration, our North American results improved, primarily as a result of increased volume in the North American automotive and commercial vehicle markets during the quarter ended March 31, 2010 as compared to the first quarter of 2009.  Our results in Europe and other were favorably affected by our increased European commercial vehicle market sales during the current quarter.

Benefit from Income Taxes. We recognized a benefit from income taxes of $1.5 million and $2.1 million, for federal, state and foreign income taxes for the quarters ended March 31, 2010 and 2009, respectively. As reported at December 31, 2009, the Company is in a cumulative loss position and provides a valuation allowance offsetting federal, state and certain foreign deferred tax assets.  The decrease in the tax benefit for the three months ended March 31, 2010 compared to the three months ended March 31, 2009, was primarily attributable to a decrease in tax benefits related to losses in certain foreign jurisdictions in which it is more likely than not that the benefit of those losses will be realized in the current year offset with a tax benefit related to our United Kingdom operations.  As a result of placing SPL into administration, we recognized a tax benefit of approximately $1.2 million during the quarter ended March 31, 2010 from the reversal of deferred tax liabilities, primarily employee benefit related, that were previously included as a component of other comprehensive income within Shareholders’ Equity.

Liquidity and Capital Resources

Summary of Cash Flows (in thousands):
	Three Months Ended
	March 31,		$ Increase /
	2010	2009	(Decrease)
Cash provided by (used for):
Operating activities	$(7,273)	$1,198	$(8,471)
Investing activities	(3,599)	(3,853)	254
Financing activities	438	-	438
Effect of exchange rate changes on cash and cash equivalents	(1,425)	(860)	(565)
Net change in cash and cash equivalents	$(11,859)	$(3,515)	$(8,344)

The decrease in net cash provided by operating activities was due to higher working capital funding requirements, primarily accounts receivable balances to support higher sales levels.  This was partially offset by higher net income for the quarter ended March 31, 2010.  Our higher accounts receivable balance at March 31, 2010 was attributable to the higher sales volume in the current quarter.  Our receivable terms and collections rates have remained consistent between periods presented.  As our served markets improve we expect that our working capital requirements will continue to increase accordingly.

The decrease in net cash used for investing activities reflects a decrease in cash used for capital projects of approximately $0.3 million.  Our 2009 capital expenditures were historically lower than normal as a result of our customers delaying product launches.  As the markets that we serve recover in 2010, we expect our future capital expenditures to increase from 2009 levels and be more consistent with our historical expenditures.

The increase in net cash provided by financing activities was primarily due to cash received from the borrowings on the BCS credit facility.

Management will continue to focus on reducing its weighted average cost of capital and believes that cash flows from operations and the availability of funds from our asset-based credit facility will provide sufficient liquidity to meet our future growth and operating needs.

As outlined in Note 6 to our condensed consolidated financial statements, our asset-based credit facility, permits borrowing up to a maximum level of $100.0 million.  This facility provides us with lower borrowing rates and allows us the flexibility to refinance our outstanding debt.  At March 31, 2010, there were no borrowings on this asset-based credit facility.  The available borrowing capacity on this credit facility is based on eligible current assets and outstanding letters of credit, as defined.  At March 31, 2010, the Company had borrowing capacity of $68.0 million based on eligible current assets and outstanding letters of credit.  The Company was in compliance with all covenants at March 31, 2010.

The BCS master revolving note (the “Revolver”) permits borrowing up to a maximum level of $3.0 million.  At March 31, 2010, BCS had approximately $0.9 million in borrowings outstanding on the Revolver, which are included on the consolidated balance sheet as a component of accrued expenses and other.  The Revolver expires on October 1, 2010.  Interest is payable monthly at the prime referenced rate plus a 2.25% margin.  At March 31, 2010 the interest rate on the Revolver was 5.5%.  The Company is a guarantor as it relates to the Revolver.

As of March 31, 2010, the Company had $183.0 million of senior notes outstanding.  Beginning on May 1, 2010 the senior notes are redeemable at par until the maturity date.  Given the Company’s senior notes are redeemable, we may seek to retire the senior notes through redemptions, cash purchases, open market purchases, privately negotiated transactions or otherwise.  Such redemptions, purchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  The amounts involved may be material.

BCS had an installment note (“installment note”) of approximately $0.5 million and other notes payable for the purchase of various fixed assets (“fixed asset notes”) of approximately $0.2 million at March 31, 2010.  Interest on the installment notes is the prime referenced rate plus a 2.25% margin.  At March 31, 2010, the interest rate on the installment note was 5.5%.  The installment note calls for monthly installment payments of principal and interest and matures in 2012.  The weighted average interest rate on the fixed asset notes was 6.6% at March 31, 2001.  The Company is a guarantor on the installment note.

As part of our 2009 acquisition of BCS, we may be required to make additional payments to the previous owners of BCS for our 51% membership interest based on BCS achieving financial performance targets as defined by the purchase agreement.  The maximum amount of additional payments to the prior owners of BCS is $3.2 million per year in 2011, 2012 and 2013 are contingent upon BCS achieving profitability targets based on earnings before interest, income taxes, depreciation and amortization in the years 2010, 2011 and 2012, respectively. In addition, we may be required to make additional payments to BCS of approximately $0.5 million in 2011 and 2012 based on BCS achieving annual revenue targets in 2010 and 2011, respectively.  We recorded $0.9 million; the fair value of the estimated future additional payments to the prior owners of BCS as of the acquisition date, December 31, 2009 and March 31, 2010 on the condensed consolidated balance sheet as a component of other long-term liabilities.  The purchase agreement provides us with the option to purchase the remaining 49% interest in BCS in 2013 at a price determined in accordance with the purchase agreement.  If we do not exercise this option then the minority owners of BCS have the option in 2014 to purchase our 51% interest in BCS at a price determined in accordance with the purchase agreement or to jointly market BCS for sale.

At March 31, 2010, we had a cash and cash equivalents balance of approximately $80.0 million, of which $44.7 million was held domestically and $35.3 million was held in foreign locations.  None of our cash balance was restricted at March 31, 2010.

As a result of placing SPL into administration during the quarter ended March 31, 2010, our defined benefit plan was settled.  As a result there will be no further funding of the defined benefit plan.  There have been no other material changes to the table of contractual obligations presented in Part II, Item 7 (“Liquidity and Capital Resources”) of the Company’s 2009 Form 10-K.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies, which include management’s best estimates and judgments, are included in Item 7, Part II to the consolidated financial statements of the Company’s 2009 Form 10-K. Certain of these accounting policies are considered critical as disclosed in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis of the Company’s 2009 Form 10-K because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates. There have been no significant changes in the Company’s critical accounting policies since December 31, 2009.

Inflation

Given the current economic climate and recent volatility in certain commodity prices, we believe that changes in commodity prices could affect our profitability. Furthermore, by operating internationally, we are affected by the economic conditions of certain countries. Based on the current economic conditions in these countries, we believe we are not significantly exposed to adverse economic conditions.

Forward-Looking Statements

Portions of this report contain “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, our directors or officers with respect to, among other things, our (i) future product and facility expansion, (ii) acquisition strategy, (iii) investments and new product development, and (iv) growth opportunities related to awarded business.  Forward-looking statements may be identified by the words “will,” “may,” “designed to,” “believes,” “plans,” “expects,” “continue,” and similar words and expressions.  The forward-looking statements in this report are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other factors:

•	the loss or bankruptcy of a major customer or supplier;
•	the costs and timing of facility closures, business realignment, or similar actions;
•	a significant change in medium- and heavy-duty, automotive, agricultural or off-highway vehicle production;
•	our ability to achieve cost reductions that offset or exceed customer-mandated selling price reductions;
•	a significant change in general economic conditions in any of the various countries in which we operate;
•	labor disruptions at our facilities or at any of our significant customers or suppliers;
•	the ability of our suppliers to supply us with parts and components at competitive prices on a timely basis;
•	the amount of debt and the restrictive covenants contained in our credit facility;
•	customer acceptance of new products;
•	capital availability or costs, including changes in interest rates or market perceptions;
•	the successful integration of any acquired businesses;
•	the occurrence or non-occurrence of circumstances beyond our control; and
•	those items described in Part I, Item IA (“Risk Factors”) of the Company’s 2009 Form 10-K.

In addition, the forward-looking statements contained herein represent our estimates only as of the date of this filing and should not be relied upon as representing our estimates as of any subsequent date.  While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, whether to reflect actual results, changes in assumptions, changes in other factors affecting such forward-looking statements or otherwise.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk presented within Part II, Item 7A of the Company’s 2009 Form 10-K.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2010, an evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the PEO and PFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors.

There were no material changes from risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Reference is made to the separate, “Index to Exhibits,” filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONERIDGE, INC.

Date: May 7, 2010	/s/ John C. Corey
John C. Corey
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 7, 2010	/s/ George E. Strickler
George E. Strickler
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit

10.1	Stoneridge, Inc. Amended and Restated Long-Term Incentive Plan – form of 2010 Restricted Shares Grant Agreement, filed herewith.

10.2	Stoneridge, Inc. Long-Term Cash Incentive Plan – form of 2010 Phantom Share Grant Agreement, filed herewith.

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.