Form 10-Q
period 2010-06-30
STONERIDGE INC
filed 2010-07-30
CIK 1043337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2010

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

The number of Common Shares, without par value, outstanding as of July 23, 2010 was 25,968,765.

STONERIDGE, INC. AND SUBSIDIARIES

EX – 31.1
EX – 31.2
EX – 32.1
EX – 32.2

PART I–FINANCIAL INFORMATION

Item 1.  Financial Statements.

STONERIDGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash and cash equivalents	$74,608	$91,907
Accounts receivable, less reserves of $1,363 and $2,350, respectively	106,813	81,272
Inventories, net	47,061	40,244
Prepaid expenses and other current assets	20,434	17,247
Total current assets	248,916	230,670

Long-Term Assets:
Property, plant and equipment, net	73,424	76,991
Investments and other long-term assets, net	55,553	54,864
Total long-term assets	128,977	131,855
Total Assets	$377,893	$362,525

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$63,471	$50,947
Accrued expenses and other current liabilities	40,977	36,827
Total current liabilities	104,448	87,774

Long-Term Liabilities:
Long-term debt	183,290	183,431
Other long-term liabilities	10,485	17,263
Total long-term liabilities	193,775	200,694

Shareholders' Equity
Preferred Shares, without par value, authorized 5,000 shares, none issued	-	-
Common Shares, without par value, authorized 60,000 shares, issued 25,969 and
25,301 shares and outstanding 25,440 and 25,000 shares, respectively,
with no stated value	-	-
Additional paid-in capital	160,100	158,748
Common Shares held in treasury, 529 and 301 shares, respectively, at cost	(411)	(292)
Accumulated deficit	(85,861)	(91,560)
Accumulated other comprehensive income	1,394	2,669
Total Stoneridge Inc. and Subsidiaries shareholders' equity	75,222	69,565
Noncontrolling interest	4,448	4,492
Total shareholders' equity	79,670	74,057
Total Liabilities and Shareholders' Equity	$377,893	$362,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net Sales	$166,262	$102,290	$314,336	$223,375

Costs and Expenses:
Cost of goods sold	126,642	88,694	241,189	190,504
Selling, general and administrative	31,447	27,889	61,015	55,924

Operating Income (Loss)	8,173	(14,293)	12,132	(23,053)

Interest expense, net	5,630	5,538	11,236	11,035
Equity in earnings of investees	(1,611)	(903)	(2,302)	(1,478)
Other expense (income), net	(749)	639	(1,699)	645

Income (Loss) Before Income Taxes	4,903	(19,567)	4,897	(33,255)

Provision (benefit) for income taxes	731	197	(758)	(1,911)

Net Income (Loss)	4,172	(19,764)	5,655	(31,344)

Net Loss Attributable to Noncontrolling Interest	(21)	-	(44)	-

Net Income (Loss) Attributable to Stoneridge, Inc.
and Subsidiaries	$4,193	$(19,764)	$5,699	$(31,344)

Basic net income (loss) per share	$0.17	$(0.84)	$0.24	$(1.33)
Basic weighted average shares outstanding	23,965	23,516	23,922	23,490

Diluted net income (loss) per share	$0.17	$(0.84)	$0.23	$(1.33)
Diluted weighted average shares outstanding	24,389	23,516	24,351	23,490

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2010	2009
OPERATING ACTIVITIES:
Net income (loss)	$5,655	$(31,344)
Adjustments to reconcile net income (loss) to net cash
used for operating activities -
Depreciation	9,623	10,267
Amortization	577	485
Deferred income taxes	(1,710)	(2,282)
Earnings of equity method investees	(2,302)	(1,478)
(Gain) loss on sale of fixed assets	(8)	280
Share-based compensation expense, net	930	597
Changes in operating assets and liabilities -
Accounts receivable, net	(27,989)	25,974
Inventories, net	(7,888)	11,584
Prepaid expenses and other	(8,575)	(3,384)
Accounts payable	13,651	(10,333)
Accrued expenses and other	10,603	(2,966)
Net cash used for operating activities	(7,433)	(2,600)

INVESTING ACTIVITIES:
Capital expenditures	(7,063)	(6,743)
Proceeds from sale of fixed assets	21	92
Net cash used for investing activities	(7,042)	(6,651)

FINANCING ACTIVITIES:
Share-based compensation activity, net	294	-
Revolving credit facility borrowings, net	477	-
Repayments of debt	(141)	-
Net cash provided by financing activities	630	-

Effect of exchange rate changes on cash and cash equivalents	(3,454)	2,040

Net change in cash and cash equivalents	(17,299)	(7,211)

Cash and cash equivalents at beginning of period	91,907	92,692

Cash and cash equivalents at end of period	$74,608	$85,481

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

(1)  Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Stoneridge, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”).  The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the Commission’s rules and regulations.  The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2009.

(2)  Inventories

Inventories are valued at the lower of cost or market.  Cost is determined by the last-in, first-out (“LIFO”) method for approximately 74% and 69% of the Company’s inventories at June 30, 2010 and December 31, 2009, respectively, and by the first-in, first-out method for all other inventories.  The Company adjusts its excess and obsolescence reserve at least on a quarterly basis.  Excess inventories are quantities of items that exceed anticipated sales or usage for a reasonable period.  The Company has guidelines for calculating provisions for excess inventories based on the number of months of inventories on hand compared to anticipated sales or usage.  Management uses its judgment to forecast sales or usage and to determine what constitutes a reasonable period.  Inventory cost includes material, labor and overhead.  Inventories consist of the following at:

	June 30,	December 31,
	2010	2009

Raw materials	$31,995	$26,118
Work-in-progress	8,776	9,137
Finished goods	9,524	8,226
Total inventories	50,295	43,481
Less: LIFO reserve	(3,234)	(3,237)
Inventories, net	$47,061	$40,244

(3)  Fair Value of Financial Instruments

Financial Instruments

A financial instrument is cash or a contract that imposes an obligation to deliver, or conveys a right to receive cash or another financial instrument.  The carrying values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of fair value because of the short maturity of these instruments.  The estimated fair value of the Company’s senior notes (fixed rate debt) at June 30, 2010 and December 31, 2009, per quoted market sources, was $180.3 million.  The carrying value was $183.0 million as of June 30, 2010 and December 31, 2009.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

Derivative Instruments and Hedging Activities

The Company currently has open foreign currency forward contracts and commodity swaps.  These contracts are used strictly for hedging and not for speculative purposes.  Management believes that its use of these instruments to reduce risk is in the Company’s best interest.  The counterparties to these financial instruments are financial institutions with strong credit ratings.

The Company conducts business internationally and therefore is exposed to foreign currency exchange risk.  The Company uses derivative financial instruments as cash flow hedges to mitigate its exposure to fluctuations in foreign currency exchange rates by reducing the effect of such fluctuations on foreign currency denominated intercompany transactions and other foreign currency exposures.  The currencies currently hedged by the Company include the Euro, Swedish krona and Mexican peso.  In certain instances, the foreign currency forward contracts are marked to market, with gains and losses recognized in the Company’s condensed consolidated statement of operations as a component of other expense (income), net.  The Company’s foreign currency forward contracts substantially offset gains and losses on the underlying foreign currency denominated transactions.  As of June 30, 2010, the Company held foreign currency forward contracts to reduce the exposure related to the Company’s Euro-denominated and Swedish krona-denominated intercompany receivables.  These contracts expire in October 2010.  During the six months ended June 30, 2010, the Company also held a foreign currency hedge contract to reduce the exposure related to the Company’s British pound-denominated intercompany receivables prior to their repayment.  This contract expired in January 2010.  For the six months ended June 30, 2010, the Company recognized a $4,019 gain related to the Euro, British pound and Swedish krona contracts in the condensed consolidated statement of operations as a component of other expense (income), net.  The Company also holds contracts intended to reduce exposure to the Mexican peso.  These contracts were executed to hedge forecasted transactions, and therefore the contracts are accounted for as cash flow hedges.  These Mexican peso-denominated foreign currency forward contracts expire monthly throughout 2010.  The effective portion of the unrealized gain or loss is deferred and reported in the Company’s condensed consolidated balance sheets as a component of accumulated other comprehensive income.  The Company’s expectation is that the cash flow hedges will be highly effective in the future.  The effectiveness of the transactions has been and will be measured on an ongoing basis using regression analysis.

To mitigate the risk of future price volatility and, consequently, fluctuations in gross margins, the Company entered into a fixed price commodity swap with a financial institution to fix the cost of copper purchases.  In June 2010, the Company entered into a fixed price swap contract for 0.5 million pounds of copper, which covers the period from August 2010 to December 2010.  Because this contract was executed to hedge forecasted transactions, the contract is accounted for as a cash flow hedge.  The unrealized gain or loss for the effective portion of the hedge is deferred and reported in the Company’s condensed consolidated balance sheets as a component of accumulated other comprehensive income. The Company deems this cash flow hedge to be highly effective.  The Company’s expectation is that the cash flow hedge will be highly effective in the future. The effectiveness of the transactions has been and will be measured on an ongoing basis using regression analysis.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

The notional amounts and fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

			Prepaid expenses
	Notional amounts[1]		and other current assets
	June 30,	December 31,	June 30,	December 31,
	2010	2009	2010	2009
Derivatives designated as hedging instruments:
Forward currency contracts	$20,422	$43,877	$1,557	$1,710
Commodity contracts	1,413	-	67	-
	21,835	43,877	1,624	1,710

Derivatives not designated as hedging instruments:
Forward currency contracts	27,016	8,363	2,278	34
Total derivatives	$48,851	$52,240	$3,902	$1,744

1 - Notional amounts represent the gross contract / notional amount of the derivatives outstanding.

Amounts recorded in other comprehensive income in shareholders’ equity and in net income for the three months ended June 30, 2010 were as follows:

	Amount of gain	Amount of gain
	(loss) recorded	reclassified from	Location of gain
	in other	other comprehensive	reclassified from other
	comprehensive	income into net	comprehensive income
	income	income	into net income
Derivatives designated as cash flow hedges:
Forward currency contracts	$(939)	$1,043	Cost of goods sold
Commodity contracts	67	-	Cost of goods sold
	$(872)	$1,043

Amounts recorded in other comprehensive income in shareholder’s equity and in net income for the six months ended June 30, 2010 were as follows:

	Amount of gain recorded in other comprehensive income	Amount of gain reclassified from other comprehensive income into net income	Location of gain reclassified from other comprehensive income into net income
Derivatives designated as cash flow hedges:
Forward currency contracts	$1,784	$1,937	Cost of goods sold
Commodity contracts	67	-	Cost of goods sold
	$1,851	$1,937

These derivatives will be reclassified from other comprehensive income to the consolidated statement of operations over the next six months.

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

	June 30, 2010			December 31,
		Fair Value Estimated Using		2009
	Fair Value	Level 1 inputs(1)	Level 2 inputs(2)	Fair Value

Financial assets carried at fair value

Available for sale security	$255	$255	-	$261
Forward currency contracts	3,835	-	3,835	1,744
Commodity contracts	67	-	67	-

Total financial assets carried at fair value	$4,157	$255	$3,902	$2,005

(1)
Fair values estimated using Level 1 inputs, which consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.  The available for sale security is an equity security that is publically traded.

(2)
Fair values estimated using Level 2 inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly and include among other things, quoted prices for similar assets in markets that are active or inactive as well as inputs other than quoted prices that are observable.  For forward currency and commodity contracts, inputs include foreign currency exchange rates and commodity indexes.

(4)  Share-Based Compensation

Total compensation expense recognized in the condensed consolidated statements of operations for share-based compensation arrangements was $699 and $33 for the three months ended June 30, 2010 and 2009, respectively.  For the six months ended June 30, 2010 and 2009, total compensation expense recognized in the condensed consolidated statements of operations for share-based compensation arrangements was $1,224 and $597, respectively.  Included within financing activities within the condensed consolidated statement of cash flows for the six months ended June 30, 2010 is $294 of excess tax benefit expense related to the vesting of restricted common shares.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

(5)  Comprehensive Income (Loss)

The components of comprehensive income (loss) attributable to Stoneridge, Inc. and subsidiaries, net of tax are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income (loss)	$4,172	$(19,764)	$5,655	$(31,344)
Other comprehensive income (loss):
Currency translation adjustments	(913)	4,784	(6,274)	1,894
Pension liability adjustments	-	(292)	5,089	(250)
Unrealized gain (loss) on marketable securities	(1)	35	(4)	(19)
Unrecognized gain (loss) on derivatives	(1,915)	2,936	(86)	4,174
Other comprehensive income (loss)	(2,829)	7,463	(1,275)	5,799
Consolidated comprehensive income (loss)	1,343	(12,301)	4,380	(25,545)
Comprehensive loss attributable to noncontrolling interest	21	-	44	-
Comprehensive income (loss) attributable to Stoneridge, Inc. and subsidiaries	$1,364	$(12,301)	$4,424	$(25,545)

Accumulated other comprehensive income, net of tax is comprised of the following:

	June 30,	December 31,
	2010	2009

Currency translation adjustments	$(202)	$6,072
Pension liability adjustments	-	(5,089)
Unrealized loss on marketable securities	(28)	(24)
Unrecognized gain on derivatives	1,624	1,710
Accumulated other comprehensive income	$1,394	$2,669

(6)  Long-Term Debt

Senior Notes

The Company had $183.0 million of senior notes outstanding at June 30, 2010 and December 31, 2009, respectively.  The outstanding senior notes bear interest at an annual rate of 11.50% and mature on May 1, 2012.  The senior notes are redeemable, at the Company’s option, at par until the maturity date.  Interest is payable on May 1 and November 1 of each year.  The senior notes do not contain restrictive financial performance covenants.  The Company was in compliance with all non-financial covenants at June 30, 2010 and December 31, 2009.

Credit Facility

On November 2, 2007, the Company entered into an asset-based credit facility (the “credit facility”), which permits borrowing up to a maximum level of $100.0 million.  At June 30, 2010 and December 31, 2009, there were no borrowings on this credit facility.   The available borrowing capacity on this credit facility is based on eligible current assets and outstanding letters of credit, as defined.  At June 30, 2010 and December 31, 2009, the Company had borrowing capacity of $71.8 million and $54.1 million, respectively, based on eligible current assets and outstanding letters of credit.  The credit facility does not contain financial performance covenants which would constrain our borrowing capacity. However, restrictions do include limits on capital expenditures, operating leases, dividends and investment activities in a negative covenant which limits investment activities to $15.0 million minus certain guarantees and obligations.  The credit facility expires on November 1, 2011, and requires a commitment fee of 0.375% on the unused balance.  Interest is payable quarterly at either (i) the higher of the prime rate or the Federal Funds rate plus 0.50%, plus a margin of 0.00% to 0.25% or (ii) LIBOR plus a margin of 1.00% to 1.75%, depending upon the Company’s undrawn availability, as defined.  The Company was in compliance with all covenants at June 30, 2010 and December 31, 2009.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

On October 13, 2009, the Company’s majority owned consolidated subsidiary, Bolton Conductive Systems, LLC (“BCS”) entered into a master revolving note (the “Revolver”), which permits borrowing up to a maximum level of $3.0 million.  At June 30, 2010 and December 31, 2009, BCS had $1,165 and $688 in borrowings outstanding on the Revolver, respectively, which are included on the condensed consolidated balance sheets as a component of accrued expenses and other.  The Revolver expires on October 1, 2010.  Interest is payable monthly at the prime referenced rate plus a 2.25% margin.  At June 30, 2010 and December 31, 2009, the interest rate on the Revolver was 5.5%.  The Company is a guarantor of BCS as it relates to the Revolver.

Other Debt

BCS has an installment note (“installment note”) and other notes payable for the purchase of various fixed assets (“fixed asset notes”).  Interest on the installment note is the prime referenced rate plus a 2.25% margin.  At June 30, 2010 and December 31, 2009, the interest rate on the installment note was 5.5%.  The installment note calls for monthly installment payments of principal and interest and matures in 2012.  The weighted average interest rate on the fixed asset notes was 6.6% at June 30, 2010 and December 31, 2009.  At June 30, 2010 and December 31, 2009, the principal amounts due on the installment and fixed asset notes were $411 and $152 and $483 and $221, respectively.

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

Actual weighted-average shares outstanding used in calculating basic and diluted net income (loss) per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Basic weighted-average shares outstanding	23,964,609	23,515,543	23,922,193	23,489,561
Effect of dilutive securities	424,635	-	429,004	-
Diluted weighted-average shares outstanding	24,389,244	23,515,543	24,351,197	23,489,561

Options not included in the computation of diluted net income (loss) per share to purchase 115,250 and 183,250 Common Shares at an average price of $12.84 and $9.57, respectively, per share were outstanding at June 30, 2010 and 2009, respectively.  These outstanding options were not included in the computation of diluted net income (loss) per share because their respective exercise prices were greater than the average market price of Common Shares. These options were excluded from the computation of diluted earnings per share under the treasury stock method.

As of June 30, 2010, 455,400 performance-based restricted shares were outstanding.  These shares were not included in the computation of diluted net income per share because not all vesting conditions were achieved as of June 30, 2010.  These shares may or may not become dilutive based on the Company’s ability to meet or exceed future earnings performance targets.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)
(8)  Restructuring

On October 29, 2007, the Company announced restructuring initiatives to improve manufacturing efficiency and cost position by ceasing manufacturing operations at its Sarasota, Florida and Mitcheldean, United Kingdom locations.  During 2008, the Company began additional restructuring initiatives in its Canton, Massachusetts, Orebro, Sweden and Tallinn, Estonia locations.  In response to the depressed conditions in the North American and European commercial and automotive vehicle markets, the Company also began restructuring initiatives in its Juarez, Monclova and Chihuahua, Mexico, Orebro and Bromma, Sweden, Tallinn, Estonia, Dundee, Scotland, Lexington, Ohio and Canton, Massachusetts locations during 2009.  In addition, during 2009, as part of the Company’s continuing overall restructuring initiatives, the Company consolidated certain management positions at its Lexington, Ohio and Canton, Massachusetts facilities.   During the first half of 2010, the Company continued the restructuring initiative in Dundee, Scotland which began in 2009 and made an adjustment to certain assumptions related to our cancelled lease in Mitcheldean, United Kingdom.  This lease was cancelled as part of our 2008 restructuring initiative.  In connection with these initiatives, the Company recorded restructuring charges of $223 and $1,551 in the Company’s condensed consolidated statement of operations for the three months ended June 30, 2010 and 2009, respectively.  Restructuring charges for the six months ended June 30, 2010 and 2009 were $304 and $2,532, respectively. Restructuring expenses that were general and administrative in nature were included in the Company’s condensed consolidated statement of operations as part of selling, general and administrative, while the remaining restructuring related charges were included in cost of goods sold.

The expenses related to the restructuring initiatives that belong to the Electronics reportable segment included the following:

	Severance Costs	Contract Termination Costs	Other Exit Costs	Total

Total expected restructuring charges	$5,718	$2,137	$2,504	$10,359

2007 charge to expense	$468	$-	$103	$571
Cash payments	-	-	(103)	(103)

Accrued balance at December 31, 2007	468	-	-	468

2008 charge to expense	2,830	1,305	2,401	6,536
Cash payments	(2,767)	-	(2,221)	(4,988)

Accrued balance at December 31, 2008	531	1,305	180	2,016

2009 charge to expense	2,237	374	-	2,611
Foreign currency translation effect	-	400	-	400
Cash payments	(2,641)	(656)	(180)	(3,477)

Accrued balance at December 31, 2009	127	1,423	-	1,550

First quarter 2010 charge to expense	81	-	-	81
Second quarter 2010 charge to expense	102	121		223
Foreign currency translation effect	-	(63)	-	(63)
Cash payments	(187)	(251)	-	(438)

Accrued balance at June 30, 2010	$123	$1,230	$-	$1,353

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

The expenses related to the restructuring initiatives that belong to the Control Devices reportable segment included the following:

	Severance Costs	Other Exit Costs	Total

Total expected restructuring charges	$3,912	$6,447	$10,359

2007 charge to expense	$357	$99	$456

Accrued balance at December 31, 2007	357	99	456

2008 charge to expense	2,521	6,325	8,846
Cash payments	(1,410)	(6,024)	(7,434)

Accrued balance at December 31, 2008	1,468	400	1,868

2009 charge to expense	1,034	23	1,057
Cash payments	(2,463)	(164)	(2,627)

Accrued Balance at December 31, 2009	39	259	298

Cash payments	(39)	-	(39)

Accrued balance at June 30, 2010	$-	$259	$259

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

On October 13, 2009, the Company acquired 51% membership interest in BCS.  The purchase agreement provides that the Company may be required to make additional payments to the previous owners of BCS for its 51% membership interest based on BCS achieving financial performance targets as defined by the purchase agreement.  The maximum amount of additional payments to the prior owners of BCS is $3,200 per year in 2011, 2012 and 2013 and is contingent upon BCS achieving profitability targets based on earnings before interest, income taxes, depreciation and amortization in each of the years 2010, 2011 and 2012.  In addition, the Company may be required to make additional payments to BCS of approximately $450 in 2011 and $500 in 2012 based on BCS achieving annual revenue targets in 2010 and 2011, respectively.  The Company recorded $893, which represents the fair value of the estimated future additional payments to the prior owners of BCS as of the acquisition date, December 31, 2009 and June 30, 2010 on the condensed consolidated balance sheets as a component of other long-term liabilities.  The purchase agreement provides the Company with the option to purchase the remaining 49% interest in BCS in 2013 at a price determined in accordance with the purchase agreement.  If the Company does not exercise this option the minority owners of BCS have the option in 2014 to purchase the Company’s 51% interest in BCS at a price determined in accordance with the purchase agreement or to jointly market BCS for sale.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

Product Warranty and Recall

Amounts accrued for product warranty and recall claims are established based on the Company’s best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet dates.  These accruals are based on several factors including past experience, production changes, industry developments and various other considerations.  The Company can provide no assurances that it will not experience material claims in the future or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued or beyond what the Company may recover from its suppliers.  Product warranty and recall is included as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets.

The following provides a reconciliation of changes in product warranty and recall liability for the six months ended June 30, 2010 and 2009:

	2010	2009
Product warranty and recall at beginning of period	$4,764	$5,527
Accruals for products shipped during period	1,153	293
Aggregate changes in pre-existing liabilities due to claim developments	652	463
Settlements made during the period (in cash or in kind)	(2,179)	(2,179)
Product warranty and recall at end of period	$4,390	$4,104

(10)  Employee Benefit Plans

The Company had a single defined benefit pension plan that covered certain former employees in the United Kingdom.  As a result of placing Stoneridge Pollak Limited (“SPL”) into administration during the six months ended June 30, 2010, as described in Note 12, the Company settled the defined benefit pension plan.  The components of net periodic cost under the defined benefit pension plan are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Service cost	$-	$14	$-	$28
Interest cost	-	219	163	438
Expected return on plan assets	-	(165)	(126)	(330)
Amortization of actuarial loss	-	43	62	86
Settlement loss	-	-	33	-
Net periodic cost	$-	$111	$132	$222

The Company made contributions of approximately $16 during the six months ended June 30, 2010, prior to placing SPL into administration.

In March 2009, the Company adopted the Stoneridge, Inc. Long-Term Cash Incentive Plan (“LTCIP”) and granted awards to certain officers and key employees.  Awards under the LTCIP provide recipients with the right to receive cash three years from the date of grant depending on the Company’s actual earnings per share performance for a performance period comprised of three fiscal years from the date of grant.  The Company will record an accrual for an award to be paid in the period earned based on anticipated achievement of the performance goal.  If the participant voluntarily terminates employment or is discharged for cause, as defined in the LTCIP, the award will be forfeited.  In May 2009, the LTCIP was approved by the Company’s shareholders.  The Company has not recorded an accrual for the awards granted under the LTCIP at June 30, 2010 as the achievement of the performance goals are not considered probable at this time.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

(11)  Income Taxes

The Company recognized a provision for income taxes of $731, or 14.9% of pre-tax income, and $197, or (1.0)% of pretax loss, for federal, state and foreign income taxes for the three months ended June 30, 2010 and 2009, respectively.  The Company recognized a benefit from income taxes of $758, or (15.5%) of pre-tax income, and $1,911, or 5.7% of pre-tax loss, for federal, state and foreign income taxes for the six months ended June 30, 2010 and 2009, respectively. As reported at December 31, 2009, the Company is in a cumulative loss position and provides a valuation allowance offsetting federal, state and certain foreign deferred tax assets.  The increase in tax expense for the three months ended June 30, 2010 as well as the decrease in the tax benefit for the six months ended June 30, 2010 compared to those same periods for 2009, was primarily attributable to lower losses from the foreign operations and the resulting decrease in tax benefits related to losses in those foreign jurisdictions. That reduction in benefit was partially offset with a tax benefit related to our United Kingdom operations.  As a result of placing SPL into administration, as described in Note 12, the Company recognized a tax benefit of approximately $1,170 during the six months ended June 30, 2010, from the reversal of deferred tax liabilities, primarily employee benefit related, that were previously included as a component of accumulated other comprehensive income within Shareholders’ Equity.

(12)  SPL Administration

On February 23, 2010, the Company placed its wholly-owned subsidiary, SPL into administration (a structured bankruptcy) in the United Kingdom.  The Company had previously ceased manufacturing operations at the facility as of December 2008 as part of the restructuring initiatives announced on October 29, 2007, as described in Note 8.  All SPL customer contracts were transferred to other subsidiaries of the Company at the time that SPL filed for administration.  As a result of placing SPL into administration the Company recognized a net gain of approximately $3,423 during the six months ended June 30, 2010.  This gain was primarily related to the reversal of the cumulative translation adjustment account (“CTA”) and deferred tax liabilities, which had previously been included as a component of accumulated other comprehensive income within Shareholders’ Equity.  The net gain of approximately $2,253, primarily due to reversing the CTA balance, is included as a component of other expense (income), net on the condensed consolidated statement of operations.  The benefit from reversing the deferred tax liabilities, primarily employee benefit related of approximately $1,170, is included as a component of provision (benefit) from income taxes on the condensed consolidated statement of operations, as described in Note 11.

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

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

A summary of financial information by reportable segment is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net Sales
Electronics	$104,927	$65,894	$196,565	$148,665
Inter-Segment sales	3,353	1,939	6,464	3,797
Electronics net sales	108,280	67,833	203,029	152,462

Control Devices	61,335	36,396	117,771	74,710
Inter-Segment sales	936	676	1,784	1,385
Control Devices net sales	62,271	37,072	119,555	76,095

Eliminations	(4,289)	(2,615)	(8,248)	(5,182)
Total consolidated net sales	$166,262	$102,290	$314,336	$223,375

Income (Loss) Before Income Taxes
Electronics (A)	$4,404	$(8,954)	$38,753	$(11,160)
Control Devices (A)	5,130	(5,408)	8,286	(12,428)
Other corporate activities (A)	617	301	(31,733)	1,316
Corporate interest expense	(5,248)	(5,506)	(10,409)	(10,983)
Total consolidated income (loss) before income taxes	$4,903	$(19,567)	$4,897	$(33,255)

Depreciation and Amortization
Electronics	$2,283	$2,313	$4,525	$4,525
Control Devices	2,561	2,829	5,026	5,618
Other corporate activities	85	64	172	124
Total consolidated depreciation and amortization (B)	$4,929	$5,206	$9,723	$10,267

(A)
During the six months ended June 30, 2010, the Company placed SPL into administration.  As a result of placing SPL into administration the Company recognized a gain within the Electronics reportable segment of $35,512 and losses within other corporate activities and within the Control Devices reportable segment of approximately $32,039 and $473, respectively.  These results were primarily due to eliminating SPL’s intercompany debt and equity structure.

(B)	These amounts represent depreciation and amortization on fixed and certain intangible assets.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest Expense (Income), net
Electronics	$376	$33	$821	$54
Control Devices	6	(1)	6	(2)
Corporate activities	5,248	5,506	10,409	10,983
Total consolidated interest expense, net	$5,630	$5,538	$11,236	$11,035

Capital Expenditures
Electronics	$2,323	$904	$4,786	$2,414
Control Devices	1,040	1,741	2,324	3,676
Corporate activities	81	153	(47)	653
Total consolidated capital expenditures	$3,444	$2,798	$7,063	$6,743

	June 30,	December 31,
	2010	2009
Total Assets
Electronics	$188,666	$163,414
Control Devices	95,885	91,631
Corporate (C)	212,957	236,110
Eliminations	(119,615)	(128,630)
Total consolidated assets	$377,893	$362,525

 (C)  Assets located at Corporate consist primarily of cash and equity investments.

The following table presents net sales and non-current assets for each of the geographic areas in which the Company operates:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net Sales
North America	$135,749	$83,075	$256,492	$182,305
Europe and Other	30,513	19,215	57,844	41,070
Total consolidated net sales	$166,262	$102,290	$314,336	$223,375

	June 30,	December 31,
	2010	2009
Non-Current Assets
North America	$118,382	$121,149
Europe and Other	10,595	10,706
Total non-current assets	$128,977	$131,855

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

(14)  Investments

In June 2009, the Financial Accounting Standards Board (“FASB”) revised the authoritative guidance for determining the primary beneficiary of a variable interest entity (“VIE”).  In December 2009, the FASB issued Accounting Standards Update No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which provides amendments to Accounting Standards Codification Topic No. 810, Consolidation (“ASC 810”) to reflect the revised guidance.  Among other things, the new guidance requires a qualitative rather than a quantitative assessment to determine the primary beneficiary of a VIE based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. In addition, the amended guidance requires an ongoing reconsideration of the primary beneficiary. The provisions of this new guidance were effective as of January 1, 2010, and the adoption did not have an impact on the Company’s financial statements.  The Company analyzed its joint ventures in accordance with ASC 810 to determine whether they are VIE’s and, if so, whether the Company is the primary beneficiary.  Both of the Company’s joint ventures at June 30, 2010 were determined under the provisions of ASC 810 to be unconsolidated joint ventures and were accounted for under the equity method of accounting.

PST Eletrônica S.A.

The Company has a 50% equity interest in PST Eletrônica S.A. (“PST”), a Brazilian electronic system provider focused on security and convenience applications primarily for the vehicle and motorcycle industry.  The investment is accounted for under the equity method of accounting. The Company’s investment in PST was $36,869 and $35,824 at June 30, 2010 and December 31, 2009, respectively.

Condensed financial information for PST is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues	$40,812	$30,588	$74,122	$51,988
Cost of sales	$21,552	$15,947	$39,166	$26,998

Total pre-tax income	$3,426	$2,046	$4,623	$3,306
The Company's share of pre-tax income	$1,713	$1,023	$2,312	$1,653

Equity in earnings of PST included in the condensed consolidated statements of operations was $1,350 and $785 for the three months ended June 30, 2010 and 2009, respectively.  For the six months ended June 30, 2010 and 2009, equity in earnings of PST was $1,833 and $1,388, respectively.

Minda Stoneridge Instruments Ltd.

The Company has a 49% interest in Minda Stoneridge Instruments Ltd. (“Minda”), a company based in India that manufactures electronics and instrumentation equipment for the motorcycle and commercial vehicle market.  The Company’s investment in Minda was $5,678 and $5,220 at June 30, 2010 and December 31, 2009, respectively.  Equity in earnings of Minda included in the condensed consolidated statements of operations was $261 and $118, for the three months ended June 30, 2010 and 2009, respectively.  For the six months ended June 30, 2010 and 2009, equity in earnings of Minda was $469 and $90, respectively.

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

Presented below are summarized consolidating financial statements of the Parent (which includes certain of the Company’s operating units), the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the Company on a condensed consolidated basis, as of June 30, 2010 and December 31, 2009 and for each of the three and six months ended June 30, 2010 and 2009.

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

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

	June 30, 2010
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS

Current Assets:
Cash and cash equivalents	$42,085	$20	$32,503	$-	$74,608
Accounts receivable, net	57,617	22,323	26,873	-	106,813
Inventories, net	26,458	8,163	12,440	-	47,061
Prepaid expenses and other current assets	(306,326)	314,775	11,985	-	20,434
Total current assets.	(180,166)	345,281	83,801	-	248,916

Long-Term Assets:
Property, plant and equipment, net	43,980	17,872	11,572	-	73,424
Investments and other long-term assets, net	44,343	263	10,947	-	55,553
Investment in subsidiaries	407,119	-	-	(407,119)	-
Total long-term assets	495,442	18,135	22,519	(407,119)	128,977
Total Assets	$315,276	$363,416	$106,320	$(407,119)	$377,893

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$32,986	$17,171	$13,314	$-	$63,471
Accrued expenses and other current liabilities	14,883	10,947	15,147	-	40,977
Total current liabilities	47,869	28,118	28,461	-	104,448

Long-Term Liabilities:
Long-term debt	183,000	-	290	-	183,290
Other long-term liabilities	9,185	360	940	-	10,485
Total long-term liabilities	192,185	360	1,230	-	193,775

Stoneridge, Inc. and Subsidiaries Shareholders' Equity	75,222	334,938	72,181	(407,119)	75,222

Noncontrolling Interest	-	-	4,448	-	4,448

Total Shareholders' Equity	75,222	334,938	76,629	(407,119)	79,670

Total Liabilities and Shareholders’ Equity	$315,276	$363,416	$106,320	$(407,119)	$377,893

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

Supplemental condensed consolidating financial statements (continued):

	December 31, 2009
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS

Current Assets:
Cash and cash equivalents	$59,693	$18	$32,196	$-	$91,907
Accounts receivable, net	42,804	18,136	20,332	-	81,272
Inventories, net	21,121	6,368	12,755	-	40,244
Prepaid expenses and other current assets	(313,004)	308,571	21,680	-	17,247
Total current assets	(189,386)	333,093	86,963	-	230,670

Long-Term Assets:
Property, plant and equipment, net	45,063	20,152	11,776	-	76,991
Investments and other long-term assets, net	41,567	23	13,274	-	54,864
Investment in subsidiaries	395,041	-	-	(395,041)	-
Total long-term assets	481,671	20,175	25,050	(395,041)	131,855
Total Assets	$292,285	$353,268	$112,013	$(395,041)	$362,525

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$27,147	$15,136	$8,664	$-	$50,947
Accrued expenses and other current liabilities	4,172	9,952	22,703	-	36,827
Total current liabilities	31,319	25,088	31,367	-	87,774

Long-Term Liabilities:
Long-term debt	183,000	-	431	-	183,431
Other long-term liabilities	8,401	360	8,502	-	17,263
Total long-term liabilities	191,401	360	8,933	-	200,694

Stoneridge, Inc. and Subsidiaries Shareholders' Equity	69,565	327,820	67,221	(395,041)	69,565

Noncontrolling Interest	-	-	4,492	-	4,492

Total Shareholders' Equity	69,565	327,820	71,713	(395,041)	74,057

Total Liabilities and Shareholders’ Equity	$292,285	$353,268	$112,013	$(395,041)	$362,525

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

Supplemental condensed consolidating financial statements (continued):

	Three Months Ended June 30, 2010
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net Sales	$96,393	$44,825	$47,351	$(22,307)	$166,262

Costs and Expenses:
Cost of goods sold	80,182	33,305	34,798	(21,643)	126,642
Selling, general and administrative	15,065	6,113	10,933	(664)	31,447

Operating Income	1,146	5,407	1,620	-	8,173

Interest expense, net	5,590	-	40	-	5,630
Other expense (income), net	(3,288)	868	60	-	(2,360)
Equity earnings from subsidiaries	(6,008)	-	-	6,008	-

Income Before Income Taxes	4,852	4,539	1,520	(6,008)	4,903

Provision for income taxes	680	-	51	-	731

Net Income	4,172	4,539	1,469	(6,008)	4,172

Net Loss Attributable to Noncontrolling Interest	-	-	(21)	-	(21)

Net Income Attributable to Stoneridge, Inc. and Subsidiaries	$4,172	$4,539	$1,490	$(6,008)	$4,193

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

Supplemental condensed consolidating financial statements (continued):

	Three Months Ended June 30, 2009
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net Sales	$60,063	$28,541	$31,006	$(17,320)	$102,290

Costs and Expenses:
Cost of goods sold	54,502	24,940	25,814	(16,562)	88,694
Selling, general and administrative	12,233	6,129	10,285	(758)	27,889

Operating Loss	(6,672)	(2,528)	(5,093)	-	(14,293)

Interest expense (income), net	5,566	(1)	(27)	-	5,538
Other expense (income), net	(3,969)	1,323	2,382	-	(264)
Equity earnings from subsidiaries	10,102	-	-	(10,102)	-

Loss Before Income Taxes	(18,371)	(3,850)	(7,448)	10,102	(19,567)

Provision (benefit) for income taxes	1,393	-	(1,196)	-	197

Net Loss	(19,764)	(3,850)	(6,252)	10,102	(19,764)

Net Loss Attributable to Noncontrolling Interest	-	-	-	-	-

Net Loss Attributable to Stoneridge, Inc. and Subsidiaries	$(19,764)	$(3,850)	$(6,252)	$10,102	$(19,764)

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

Supplemental condensed consolidating financial statements (continued):

	Six Months Ended June 30, 2010
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net Sales	$179,499	$87,308	$90,363	$(42,834)	$314,336

Costs and Expenses:
Cost of goods sold	150,517	65,598	66,571	(41,497)	241,189
Selling, general and administrative	28,982	12,427	20,943	(1,337)	61,015

Operating Income	-	9,283	2,849	-	12,132

Interest expense, net	11,150	-	86	-	11,236
Other expense (income), net	(3,245)	2,164	(2,920)	-	(4,001)
Equity earnings from subsidiaries	(14,420)	-	-	14,420	-

Income Before Income Taxes	6,515	7,119	5,683	(14,420)	4,897

Provision (benefit) for income taxes	860	-	(1,618)	-	(758)

Net Income	5,655	7,119	7,301	(14,420)	5,655

Net Loss Attributable to Noncontrolling Interest	-	-	(44)	-	(44)

Net Income Attributable to Stoneridge, Inc. and Subsidiaries	$5,655	$7,119	$7,345	$(14,420)	$5,699

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

Supplemental condensed consolidating financial statements (continued):

	Six Months Ended June 30, 2009
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net Sales	$132,635	$60,167	$65,598	$(35,025)	$223,375

Costs and Expenses:
Cost of goods sold	117,895	52,734	53,521	(33,646)	190,504
Selling, general and administrative	24,291	13,177	19,835	(1,379)	55,924

Operating Loss	(9,551)	(5,744)	(7,758)	-	(23,053)

Interest expense (income), net	11,110	(1)	(74)	-	11,035
Other expense (income), net	(4,541)	1,323	2,385	-	(833)
Equity earnings from subsidiaries	15,204	-	-	(15,204)	-

Loss Before Income Taxes	(31,324)	(7,066)	(10,069)	15,204	(33,255)

Provision (benefit) for income taxes	20	-	(1,931)	-	(1,911)

Net Loss	(31,344)	(7,066)	(8,138)	15,204	(31,344)

Net Loss Attributable to Noncontrolling Interest	-	-	-	-	-

Net Loss Attributable to Stoneridge, Inc. and Subsidiaries	$(31,344)	$(7,066)	$(8,138)	$15,204	$(31,344)

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

Supplemental condensed consolidating financial statements (continued):

	Six Months Ended June 30, 2010
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$(13,758)	$538	$5,787	$(7,433)
INVESTING ACTIVITIES:
Capital expenditures	(4,078)	(592)	(2,393)	(7,063)
Proceeds from the sale of fixed assets	-	-	21	21
Net cash used for investing activities	(4,078)	(592)	(2,372)	(7,042)

FINANCING ACTIVITIES:
Share-based compensation activity, net	228	56	10	294
Revolving credit facility borrowings, net	-	-	477	477
Repayments of debt	-	-	(141)	(141)
Net cash provided by financing activities	228	56	346	630

Effect of exchange rate changes on cash and cash equivalents	-	-	(3,454)	(3,454)
Net change in cash and cash equivalents	(17,608)	2	307	(17,299)
Cash and cash equivalents at beginning of period	59,693	18	32,196	91,907
Cash and cash equivalents at end of period	$42,085	$20	$32,503	$74,608

	Six Months Ended June 30, 2009
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$(4,863)	$1,483	$780	$(2,600)
INVESTING ACTIVITIES:
Capital expenditures	(4,439)	(1,440)	(864)	(6,743)
Proceeds from the sale of fixed assets	3	54	35	92
Net cash used for investing activities	(4,436)	(1,386)	(829)	(6,651)

Effect of exchange rate changes on cash and cash equivalents	-	-	2,040	2,040
Net change in cash and cash equivalents	(9,299)	97	1,991	(7,211)
Cash and cash equivalents at beginning of period	55,237	27	37,428	92,692
Cash and cash equivalents at end of period	$45,938	$124	$39,419	$85,481

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are an independent designer and manufacturer of highly engineered electrical and electronic components, modules and systems for the commercial, automotive, agricultural and off-highway vehicle markets.

We recognized net income for the quarter ended June 30, 2010 of $4.2 million, or $0.17 per diluted share, compared with a net loss of $19.8 million, or $(0.84) per diluted share, for the second quarter of 2009.

Our second quarter 2010 results were positively affected by improvements in the North American automotive and North American and European commercial vehicle markets as well as the economy as a whole.  Production volumes in the North American automotive vehicle market increased by 72.7% during the quarter ended June 30, 2010 when compared to the quarter ended June 30, 2009.  These automotive vehicle market production volume increases had a positive effect on our North American automotive vehicle market net sales of approximately $19.8 million, primarily within our Control Devices segment.  The commercial vehicle market production volumes in North America improved by 28.3% during the quarter ended June 30, 2010 when compared to the prior year second quarter, which resulted in increased net sales of approximately $19.7 million, primarily within our Electronics segment.  Our net sales were also favorably affected by increased European commercial vehicle production volumes of 58.1% during the quarter ended June 30, 2010 as compared to the prior year second quarter.  This increased production volume had a positive effect on our net sales of approximately $11.9 million, principally within the Electronics segment.  These increases in net sales were partially offset by unfavorable foreign currency exchange rates.  Our revenues were unfavorably affected by foreign currency translation of approximately $3.0 million during the quarter ended June 30, 2010 when compared to the quarter ended June 30, 2009.  Our gross margin percentage increased from 13.3% for the quarter ended June 30, 2009 to 23.8% for the quarter ended June 30, 2010, primarily due to the significant increases in sales and the leveraging of our cost structure resulting from our prior restructuring initiatives.

Our selling, general and administrative expenses (“SG&A”) increased from $27.9 million for the quarter ended June 30, 2009 to $31.4 million for the quarter ended June 30, 2010.  This $3.5 million, or 12.5%, increase in SG&A was mainly due to increased compensation and compensation related expenses incurred during the quarter ended June 30, 2010 of approximately $2.0 million primarily as a result of increased incentive compensation expenses.  In addition, our design and development costs increased by approximately $0.5 million between periods due to our support of new product launches by our customers.

Our results for the six months ended June 30, 2010 were also favorably affected by the wind down of our wholly-owned subsidiary, Stoneridge Pollak Limited (“SPL”), located in Mitcheldean, United Kingdom.  On February 23, 2010, we placed SPL into administration (a structured bankruptcy) in the United Kingdom.  We had previously ceased SPL’s manufacturing operations in December of 2008, as part of the restructuring initiatives announced in October 2007.  All SPL customer contracts were transferred to our other subsidiaries prior to placing SPL into administration.  We recognized a net gain within other expense (income), net of approximately $2.2 million, primarily from the reversal of the cumulative translation adjustment account, which had previously been included as a component of accumulated other comprehensive income within Shareholders’ Equity.  In addition, we recognized a tax benefit of approximately $1.2 million from the reversal of deferred tax liabilities; primarily employee benefit related which were also previously included as a component of accumulated other comprehensive income.

At June 30, 2010 and December 31, 2009, we maintained a cash and equivalents balance of $74.6 million and $91.9 million, respectively.  As discussed in Note 6 to the condensed consolidated financial statements, we have no borrowings under our asset-based credit facility.  At June 30, 2010 and December 31, 2009, we had borrowing capacity of $71.8 million and $54.1 million, respectively.

Outlook

The North American automotive vehicle market has recovered significantly from 2009 levels, which has had a favorable effect on our Control Devices segment’s results.  We expect that the North American automotive vehicle market volumes will continue at current levels through the remainder of 2010.

During the first half of 2010, the North American and European commercial vehicle markets that we serve also recovered from 2009 levels.  We anticipate that these markets will improve through the remainder of 2010.

Through our restructuring activities initiated in prior years, we have been able to reduce our cost structure.  Our fixed overhead costs are lower due to the 2008 cessation of manufacturing operations at our Sarasota, Florida and Mitcheldean, United Kingdom locations.  We were able to maintain our manufacturing capacity in light of these closures by transferring the manufacturing lines to other operating facilities.  As our sales volumes have increased in 2010, our operating margin has benefited from our reduced cost structure.

During the first half of 2010, we experienced some component shortages in our supply base, which has had an adverse affect on our results. Continued or escalated component shortages in our supply base for the remainder of 2010 may adversely affect our results.

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

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Net Sales. Net sales for our reportable segments, excluding inter-segment sales, for the three months ended June 30, 2010 and 2009 are summarized in the following table (in thousands):

	Three Months Ended
	June 30,				Dollar	Percent
	2010		2009		Increase	Increase
Electronics	$104,927	63.1%	$65,894	64.4%	$39,033	59.2%
Control Devices	61,335	36.9	36,396	35.6	24,939	68.5%
Total net sales	$166,262	100.0%	$102,290	100.0%	$63,972	62.5%

Our Electronics segment was positively affected by increased volume in our served markets by approximately $40.9 million for the quarter ended June 30, 2010 when compared to the prior year second quarter.  The increase in net sales for our Electronics segment was primarily due to volume increases in our North American and European commercial vehicle products.  Commercial vehicle market production volumes in North America and Europe increased by 28.3% and 58.1%, respectively, during the quarter ended June 30, 2010 when compared to the prior year second quarter.  The increase in North American and European commercial vehicle production positively affected net sales in our Electronics segment for the quarter ended June 30, 2010 by approximately $19.6 million, or 58.3%, and $11.8 million, or 69.8%, respectively.  Our Electronics segment net sales were favorably affected by increased volumes within the agricultural vehicle market of approximately $7.2 million.  Net sales within the Electronics segment were also favorably affected by approximately $2.2 million during the quarter ended June 30, 2010 due to the inclusion of Bolton Conductive Systems, LLC (“BCS”), which was acquired in the fourth quarter of 2009.  These increases were partially offset by unfavorable foreign exchange rates.  Our Electronics segment net sales were unfavorably affected by foreign currency fluctuations of approximately $3.0 million for the quarter ended June 30, 2010 when compared to the prior year second quarter.

Our Control Devices segment was positively affected by increased volume in our served markets by approximately $21.9 million for the quarter ended June 30, 2010 when compared to the prior year second quarter.  The increase in net sales for our Control Devices segment was primarily attributable to production volume increases at our major customers in the North American automotive vehicle market.  Production volumes in the North American automotive vehicle market increased by 72.7% during the quarter ended June 30, 2010 when compared to the quarter ended June 30, 2009.  Volume increases within the automotive vehicle market of our Control Devices segment increased net sales for the quarter ended June 30, 2010 by approximately $19.8 million, or 67.5%, when compared to the prior year second quarter.  In addition, our Control Devices segment was favorably affected by increased volume within the agricultural vehicle market of approximately $1.9 million during the quarter ended June 30, 2010 when compared to the quarter ended June 30, 2009.

Net sales by geographic location for the three months ended June 30, 2010 and 2009 are summarized in the following table (in thousands):

	Three Months Ended
	June 30,				Dollar	Percent
	2010		2009		Increase	Increase

North America	$135,749	81.6%	$83,075	81.2%	$52,674	63.4%
Europe and other	30,513	18.4	19,215	18.8	11,298	58.8%
Total net sales	$166,262	100.0%	$102,290	100.0%	$63,972	62.5%

The North American geographic location consists of the results of our operations in the United States and Mexico.

The increase in North American net sales was primarily attributable to increased sales volume in our North American automotive, commercial and agricultural vehicle markets, which had a positive effect on our net sales for the quarter ended June 30, 2010 of $19.8 million, $19.7 million and $8.6 million, respectively.  North American net sales for the quarter ended June 30, 2010 were also favorably affected by approximately $2.2 million due to the inclusion of BCS.  Our increase in net sales outside North America was principally due to increased sales of European commercial vehicle market products, which had a positive effect on our net sales for the quarter ended June 30, 2010 of approximately $11.9 million.  Foreign currency fluctuations negatively affected our net sales outside of North America by approximately $3.1 million during the quarter ended June 30, 2010 when compared to the quarter ended June 30, 2009.

Condensed consolidated statements of operations as a percentage of net sales for the three months ended June 30, 2010 and 2009 are presented in the following table (in thousands):

	Three Months Ended
	June 30,				$ Increase /
	2010		2009		(Decrease)
Net Sales	$166,262	100.0%	$102,290	100.0%	$63,972
Costs and Expenses:
Cost of goods sold	126,642	76.2	88,694	86.7	37,948
Selling, general and administrative	31,447	18.9	27,889	27.3	3,558
Operating Income (Loss)	8,173	4.9	(14,293)	(14.0)	22,466
Interest expense, net	5,630	3.4	5,538	5.4	92
Equity in earnings of investees	(1,611)	(1.0)	(903)	(0.9)	(708)
Other expense (income), net	(749)	(0.5)	639	0.6	(1,388)
Income (Loss) Before Income Taxes	4,903	3.0	(19,567)	(19.1)	24,470
Provision for income taxes	731	0.4	197	0.2	534
Net Income (Loss)	4,172	2.6	(19,764)	(19.3)	23,936
Net Loss Attributable to Noncontrolling Interest	(21)	-	-	-	(21)
Net Income (Loss) Attributable to Stoneridge, Inc. and Subsidiaries	$4,193	2.6%	$(19,764)	(19.3)%	$23,957

Cost of Goods Sold. The decrease in cost of goods sold as a percentage of net sales was primarily due to the significant increase in volume of our European and North American commercial and North American automotive vehicle markets during the quarter ended June 30, 2010 when compared to the prior year second quarter.  A portion of our cost structure is fixed in nature, such as overhead and depreciation costs.  These fixed costs combined with significantly higher net sales recognized in the second quarter of 2010, resulted in a lower cost of goods sold as a percentage of net sales in the second quarter of 2010.  Our material cost as a percentage of net sales for our Electronics segment for the second quarter of 2010 and 2009 was 57.4% and 57.7%, respectively.  Our materials cost as a percentage of net sales for the Control Devices segment decreased from 55.5% for the quarter ended June 30, 2009 to 52.3% for the second quarter of 2010. This decrease is largely due to inventory related charges taken in 2009 as a result of lower sales volumes in our served markets.

Selling, General and Administrative Expenses. Design and development expenses are included within SG&A and were $10.0 million and $9.5 million for the second quarter of 2010 and 2009, respectively.  Design and development expenses for our Electronics segment increased from $5.7 million for the quarter ended June 30, 2009 to $6.7 million for the second quarter of 2010.  This increase in design and development costs was a result of our customers’ new product launches scheduled in the near term.  Design and development expenses for our Control Devices segment decreased from $3.8 million for the second quarter of 2009 to $3.3 million for the quarter ended June 30, 2010.  As a result of our product platform launches scheduled for 2010 and in the future, we believe that our design and development costs for the remainder of 2010 will increase from 2009 levels and will remain consistent to the current quarter expense.  The increase in SG&A costs excluding design and development expenses was largely due to higher employee related costs of approximately $2.0 million, primarily incentive compensation.  Our SG&A costs decreased as a percentage of net sales because of the significant increase in net sales recognized in the current quarter when compared to the prior year second quarter.

Costs from our restructuring initiatives for the quarter ended June 30, 2010 decreased compared to the second quarter of 2009 as a result of our restructuring initiatives nearing completion.  Costs incurred during the quarter ended June 30, 2010 related to restructuring initiatives amounted to approximately $0.2 million and were comprised of one-time termination benefits and contract termination costs.  These restructuring actions were a combination of severance costs as a result of the continuation of restructuring initiatives which began in 2009 in Dundee, Scotland and an adjustment that was made to certain assumptions related to our cancelled lease in Mitcheldean, United Kingdom.  This lease was cancelled in 2008 as part of our restructuring initiative.  Second quarter 2009 restructuring expenses were approximately $1.6 million and were primarily comprised of one-time termination benefits.  Restructuring expenses that were general and administrative in nature were included in the Company’s condensed consolidated statements of operations as a component of SG&A, while the remaining restructuring related expenses were included in cost of goods sold.

Restructuring charges, general and administrative in nature, recorded by reportable segment during the three months ended June 30, 2010 were as follows (in thousands):

	Electronics	Control Devices	Total Consolidated Restructuring Charges

Severance costs	$102	$-	$102
Contract termination costs	121	-	121
Total general and administrative restructuring charges	$223	$-	$223

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

Equity in Earnings of Investees.  The increase in equity earnings of investees was attributable to the increase in equity earnings recognized from our PST Eletrônica S.A. (“PST”) and Minda Stoneridge Instruments Ltd. (“Minda”) joint ventures.  Equity earnings for PST increased from $0.8 million for the quarter ended June 30, 2009 to $1.4 million for the quarter ended June 30, 2010.  This increase primarily reflects higher volumes for PST’s product lines during the quarter ended June 30, 2010.  Equity earnings for Minda increased from $0.1 million for the quarter ended June 30, 2009 to $0.3 million for the quarter ended June 30, 2010.

Other Expense (Income), net.  We record certain foreign currency transaction and forward currency hedge contract gains and losses as a component of other expense (income), net on the condensed consolidated statement of operations.  Our results for the quarter ended June 30, 2010 when compared to the second quarter of 2009 were favorably affected by approximately $1.4 million due to the volatility in certain foreign exchange rates between periods.

Income (Loss) Before Income Taxes.  Income (loss) before income taxes is summarized in the following table by reportable segment (in thousands).

	Three Months Ended
	June 30,		Dollar	Percent
	2010	2009	Increase	Increase

Electronics	$4,404	$(8,954)	$13,358	149.2%
Control Devices	5,130	(5,408)	10,538	194.9%
Other corporate activities	617	301	316	105.0%
Corporate interest expense	(5,248)	(5,506)	258	4.7%
Income (loss) before income taxes	$4,903	$(19,567)	$24,470	125.1%

The increase in profitability in the Electronics segment was primarily related to increased revenue within our North American and European commercial and agriculture vehicle markets.  In addition, restructuring related expenses for the Electronics reportable segment were approximately $1.2 million lower for the second quarter of 2010 when compared to the quarter ended June 30, 2009.  These factors were partially offset by unfavorable foreign exchange rates during the quarter ended June 30, 2010.

The increase in profitability in the Control Devices reportable segment was primarily due to higher revenue within our North American automotive vehicle market.  Production volume increases favorably affected our net sales within the Control Devices segment by approximately $21.9 million for the quarter ended June 30, 2010 when compared to the prior year second quarter.

The increase in income before income taxes from other corporate activities was primarily due to the $0.7 million increase in equity earnings from our PST and Minda joint ventures.  The increase is partially offset by an increase in compensation related expenses, primarily incentive compensation incurred in the second quarter of 2010.

Income (loss) before income taxes by geographic location for the three months ended June 30, 2010 and 2009 is summarized in the following table (in thousands):

	Three Months Ended
	June 30,				Dollar	Percent
	2010		2009		Increase	Increase

North America	$5,080	103.6%	$(13,053)	66.7%	$18,133	138.9%
Europe and other	(177)	(3.6)	(6,514)	33.3	6,337	97.3%
Income (loss) before income taxes	$4,903	100.0%	$(19,567)	100.0%	$24,470	125.1%

North American income (loss) before income taxes includes interest expense of approximately $5.6 million and $5.5 million for the quarters ended June 30, 2010 and 2009, respectively.

The increase in our profitability in North America was primarily attributable to higher sales volumes within our North American commercial, automotive and agricultural vehicle markets during the quarter ended June 30, 2010.  The improved results outside North America was primarily due to higher sales volumes within our European commercial vehicle market during the quarter ended June 30, 2010.

Provision for Income Taxes. We recognized a provision for income taxes of $0.7 million, or 14.9% of pre-tax income, and $0.2 million, or (1.0)% of the pre-tax loss, for federal, state and foreign income taxes for the quarters ended June 30, 2010 and 2009, respectively. As reported at December 31, 2009, the Company is in a cumulative loss position and provides a valuation allowance offsetting federal, state and certain foreign deferred tax assets. The increase in tax expense for the three months ended June 30, 2010 compared to three months ended June 30, 2009, was primarily attributable to lower losses from our foreign operations and the resulting decrease in tax benefits related to losses in those foreign jurisdictions.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Net Sales. Net sales for our reportable segments, excluding inter-segment sales, for the six months ended June 30, 2010 and 2009 are summarized in the following table (in thousands):

	Six Months Ended
	June 30,				Dollar	Percent
	2010		2009		Increase	Increase
Electronics	$196,565	62.5%	$148,665	66.6%	$47,900	32.2%
Control Devices	117,771	37.5	74,710	33.4	43,061	57.6%
Total net sales	$314,336	100.0%	$223,375	100.0%	$90,961	40.7%

Our Electronics segment was positively affected by increased volume in our served markets by approximately $47.2 million for the six months ended June 30, 2010 when compared to the first half of the prior year.  The increase in net sales for our Electronics segment was primarily due to volume increases in our North American and European commercial vehicle products.  Commercial vehicle market production volumes in North America and Europe increased by 21.7%, and 25.5%, respectively, during the six months ended June 30, 2010 when compared to the first half of the prior year.  The increase in North American and European commercial vehicle production positively affected net sales in our Electronics segment for the six months ended June 30, 2010 by approximately $23.6 million, or 33.5%, and $13.9 million, or 40.3%, respectively.  Our net sales were favorably affected by approximately $4.1 million during the six months ended June 30, 2010 due to the inclusion of BCS.  Net sales within our Electronics segment were also favorably affected by approximately $6.2 million as a result of production volume increases in the agricultural vehicle market during the six months ended June 30, 2010 when compared to the first half of 2009.

Our Control Devices segment was positively affected by increased volume in our served markets by approximately $38.5 million for the six months ended June 30, 2010 when compared to the prior year first half.  The increase in net sales for our Control Devices segment was primarily attributable to production volume increases at our major customers in the North American automotive vehicle market, which increased by 71.8% during the six months ended June 30, 2010 when compared to the six months ended June 30, 2009.  Volume increases within the automotive vehicle market of our Control Devices segment increased net sales for the six months ended June 30, 2010 by approximately $35.2 million, or 59.0%, when compared to the first half of the prior year.

Net sales by geographic location for the six months ended June 30, 2010 and 2009 are summarized in the following table (in thousands):

	Six Months Ended
	June 30,				Dollar	Percent
	2010		2009		Increase	Increase

North America	$256,492	81.6%	$182,305	81.6%	$74,187	40.7%
Europe and other	57,844	18.4	41,070	18.4	16,774	40.8%
Total net sales	$314,336	100.0%	$223,375	100.0%	$90,961	40.7%

The North American geographic location consists of the results of our operations in the United States and Mexico.

The increase in North American net sales was primarily attributable to increased sales volume in our North American automotive and commercial vehicle markets.  These increased volume levels had a positive effect on our net sales for the six months ended June 30, 2010 of $34.9 million and $23.9 million for our North American automotive and commercial vehicle markets, respectively.  Production volume increases within the agricultural vehicle market during the six months ended June 30, 2010 favorably affected our North American net sales by approximately $8.3 million.  North American net sales for the six months ended June 30, 2010 were also favorably affected by approximately $4.1 million due to the inclusion of BCS.  Our increase in net sales outside North America was primarily due to increased sales of European commercial vehicle market products, which had a positive effect on our net sales for the six months ended June 30, 2010 of approximately $14.0 million.

Condensed consolidated statements of operations as a percentage of net sales for the six months ended June 30, 2010 and 2009 are presented in the following table (in thousands):

	Six Months Ended
	June 30,				$ Increase /
	2010		2009		(Decrease)
Net Sales	$314,336	100.0%	$223,375	100.0%	$90,961
Costs and Expenses:
Cost of goods sold	241,189	76.7	190,504	85.3	50,685
Selling, general and administrative	61,015	19.4	55,924	25.0	5,091
Operating Income (Loss)	12,132	3.9	(23,053)	(10.3)	35,185
Interest expense, net	11,236	3.6	11,035	4.9	201
Equity in earnings of investees	(2,302)	(0.7)	(1,478)	(0.7)	(824)
Other expense (income), net	(1,699)	(0.5)	645	0.3	(2,344)
Income (Loss) Before Income Taxes	4,897	1.5	(33,255)	(14.8)	38,152
Benefit from income taxes	(758)	(0.2)	(1,911)	(0.9)	1,153
Net Income (Loss)	5,655	1.8	(31,344)	(13.9)	36,999
Net Loss Attributable to Noncontrolling Interest	(44)	-	-	-	(44)
Net Income (Loss) Attributable to Stoneridge, Inc. and Subsidiaries	$5,699	1.8%	$(31,344)	(13.9)%	$37,043

Cost of Goods Sold.  The decrease in cost of goods sold as a percentage of net sales was primarily due to the significant increase in volume of our European and North American commercial and automotive vehicle markets during the six months ended June 30, 2010 when compared to the prior year comparative period.  A portion of our cost structure is fixed in nature, such as overhead and depreciation costs.  These fixed costs combined with significantly higher net sales in the first half of 2010, resulted in a lower cost of goods sold as a percentage of net sales for the first half of 2010.  Our material cost as a percentage of net sales for our Electronics segment for the first half of 2010 and 2009 was 56.4% and 54.9%, respectively.  Our material cost as a percentage of net sales for the Control Devices segment decreased from 55.0% for the six months ended June 30, 2009 to 52.6% for the first half of 2010. This decrease is largely due to inventory related charges taken in 2009 as a result of lower sales volumes in our served markets.

Selling, General and Administrative Expenses.  Design and development expenses included in SG&A were $19.1 million and $18.0 million for the six months ended June 30, 2010 and 2009, respectively.  The increase in design and development costs is a result of our customers’ new product launches in the near term. The increase in SG&A costs excluding design and development expenses was mainly due to higher employee related costs of approximately $3.8 million, primarily incentive compensation.  Our SG&A costs decreased as a percentage of net sales because of the increase in net sales recognized in the current period when compared to the prior year period.

Costs from our restructuring initiatives for the six months ended June 30, 2010 decreased compared to the first six months of 2009 as a result of our restructuring initiatives nearing completion.  Costs incurred during the six months ended June 30, 2010 related to restructuring initiatives amounted to approximately $0.3 million and were comprised of one-time termination benefits and contract termination costs.  These restructuring actions were a combination of severance costs as a result of the continuation of restructuring initiatives which began in 2009 in Dundee, Scotland and an adjustment that was made to certain assumptions related to our cancelled lease in Mitcheldean, United Kingdom.  This lease was cancelled in 2008 as part of our restructuring initiative.  Restructuring charges for the first six months of 2009 were approximately $2.5 million and were primarily comprised of one-time termination benefits.  These restructuring actions were in response to the depressed conditions in the European and North American commercial vehicle markets as well as the North American automotive vehicle market.  Restructuring expenses that were general and administrative in nature were included in the Company’s condensed consolidated statements of operations as a component of SG&A, while the remaining restructuring related expenses were included in cost of goods sold.

Restructuring charges, general and administrative in nature, recorded by reportable segment during the six months ended June 30, 2010 were as follows (in thousands):

	Electronics	Control Devices	Total Consolidated Restructuring Charges

Severance costs	$183	$-	$183
Contract termination costs	121	-	121
Total general and administrative restructuring charges	$304	$-	$304

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

Equity in Earnings of Investees.  The increase in equity earnings of investees was attributable to the increase in equity earnings recognized from our PST and Minda joint ventures.  Equity earnings for PST increased from $1.4 million for the six months ended June 30, 2009 to $1.8 million for the six months ended June 30, 2010. The increase primarily reflects higher volumes for PST’s product lines during the six months ended June 30, 2010.  Equity earnings for Minda increased from $0.1 million for the six months ended June 30, 2009 to $0.5 million for the six months ended June 30, 2010.

Other Expense (Income), net.  As a result of placing SPL into administration, we recognized a gain of approximately $2.2 million during the six months ended June 30, 2010 within other expense (income), net on the condensed consolidated statement of operations.  This gain is primarily related to the reversal of the cumulative translation adjustment account, which had previously been included as a component of other comprehensive income within Shareholders’ Equity.

Income (Loss) Before Income Taxes.  Income (loss) before income taxes is summarized in the following table by reportable segment (in thousands).

	Six Months Ended		Dollar	Percent
	June 30,		Increase	Increase
	2010	2009	(Decrease)	(Decrease)

Electronics (A)	$6,241	$(11,160)	$17,401	155.9%
Control Devices (A)	8,759	(12,428)	21,187	170.5%
Other corporate activities (A)	306	1,316	(1,010)	(76.7)%
Corporate interest expense	(10,409)	(10,983)	574	5.2%
Income (loss) before income taxes	$4,897	$(33,255)	$38,152	114.7%

(A) - Income before income taxes amount excludes the impact of placing SPL into administration during the six months ended June 30, 2010.  As a result of placing SPL into administration, we recognized a gain within the Electronics segment of $32,512  and a loss within the Control Devices segment and other corporate activities of $473 and $32,039, respectively.  These gains and losses were primarily the result of eliminating SPL's intercompany debt and equity structure.

The increase in profitability in the Electronics reportable segment was principally related to the increased sales volume, primarily to our commercial vehicle customers for the six months ended June 30, 2010 when compared to the first half of 2009.  In addition, restructuring related expenses for the Electronics segment were approximately $2.2 million lower for the six months ended June 30, 2010 when compared to the first half of 2009.

The increase in profitability in the Control Devices reportable segment was primarily due to increased sales volume for the six months ended June 30, 2010 when compared to the six months ended June 30, 2009.  Production volume increases favorably affected our net sales within the Control Devices segment by approximately $38.5 million for the six months ended June 30, 2010 when compared to the first half of the prior year.

The decrease in profitability from other corporate activities was primarily due to higher employee related costs, largely incentive compensation costs incurred during the six months ended June 30, 2010 when compared to the first six months of 2009.

Income (loss) before income taxes by geographic location for the six months ended June 30, 2010 and 2009 is summarized in the following table (in thousands):

	Six Months Ended				Dollar	Percent
	June 30, 2010		June 30, 2009		Increase	Increase

North America (A)	$4,219	86.2%	$(22,129)	66.5%	$26,348	119.1%
Europe and other (A)	678	13.8	(11,126)	33.5	11,804	106.1%
Income (loss) before income taxes	$4,897	100.0%	$(33,255)	100.0%	$38,152	114.7%

(A) - Income before income taxes amount excludes the impact of placing SPL into administration during the six months ended June 30, 2010.  As a result of placing SPL into administration, we recognized a gain within Europe and other and a loss within North America of $32,430.  These gains and losses were primarily the result of eliminating SPL's intercompany debt and equity structure.

North American loss before income taxes includes interest expense of approximately $11.3 million and $11.1 million for the six months ended June 30, 2010 and 2009, respectively.

Excluding the effect of the SPL administration, our North American results improved, primarily as a result of increased volume in the North American automotive and commercial vehicle markets during the six months ended June 30, 2010 as compared to the first half of 2009.  Our results in Europe and other were favorably affected by our increased European commercial vehicle market sales during the current period.

Benefit from Income Taxes. We recognized a benefit from income taxes of $0.8 million, or (15.5%) of pre-tax income, and  $1.9 million, or 5.7% of the pre-tax loss, for federal, state and foreign income taxes for the six months ended June 30, 2010 and 2009, respectively. As reported at December 31, 2009, the Company is in a cumulative loss position and provides a valuation allowance offsetting federal, state and certain foreign deferred tax assets. The decrease in the tax benefit for the six months ended June 30, 2010 compared to the six months ended June 30, 2009, was primarily attributable to lower losses from our foreign operations and the resulting decrease in tax benefits related to losses in those foreign jurisdictions. That reduction in benefit was partially offset with a tax benefit related to our United Kingdom operations.  As a result of placing SPL into administration, the Company recognized a tax benefit of approximately $1.2 million during the six months ended June 30, 2010, from the reversal of deferred tax liabilities, primarily employee benefit related, that were previously included as a component of accumulated other comprehensive income within Shareholders’ Equity.

Liquidity and Capital Resources

Summary of Cash Flows (in thousands):
	Six Months Ended
	June 30,		$ Increase /
	2010	2009	(Decrease)
Cash provided by (used for):
Operating activities	$(7,433)	$(2,600)	$(4,833)
Investing activities	(7,042)	(6,651)	(391)
Financing activities	630	-	630
Effect of exchange rate changes on cash and cash equivalents	(3,454)	2,040	(5,494)
Net change in cash and cash equivalents	$(17,299)	$(7,211)	$(10,088)

The decrease in net cash provided by operating activities was due to higher working capital funding requirements, primarily accounts receivable balances.  This was partially offset by higher net income for the six months ended June 30, 2010.  Our higher accounts receivable balance at June 30, 2010 was attributable to the higher sales volume in the current period.  Our receivable terms and collections rates have remained consistent between periods presented.  As our served markets improve we expect that our working capital requirements will continue to increase accordingly.

The increase in net cash used for investing activities reflects an increase in cash used for capital projects of approximately $0.3 million.  Our 2009 capital expenditures were historically lower than normal as a result of our customers delaying product launches.  As the markets that we serve continue to recover in 2010, we expect our future capital expenditures to increase from 2009 levels and be more consistent with our historical expenditures.

The increase in net cash provided by financing activities was primarily due to cash received from borrowings on the BCS credit facility.

Management will continue to focus on reducing its weighted average cost of capital and believes that cash flows from operations and the availability of funds from our asset-based credit facility will provide sufficient liquidity to meet our future growth and operating needs.

As outlined in Note 6 to our condensed consolidated financial statements, our asset-based credit facility permits borrowing up to a maximum level of $100.0 million.  At June 30, 2010, there were no borrowings on this asset-based credit facility.  The available borrowing capacity on this credit facility is based on eligible current assets, as defined.  At June 30, 2010, the Company had borrowing capacity of $71.8 million based on eligible current assets.  The credit facility does not contain financial performance covenants which would constrain our borrowing capacity. However, restrictions do include limits on capital expenditures, operating leases, dividends and investment activities in a negative covenant which limits investment activities to $15.0 million minus certain guarantees and obligations.  The Company was in compliance with all covenants at June 30, 2010.

The BCS master revolving note (the “Revolver”) permits borrowing up to a maximum level of $3.0 million.  At June 30, 2010, BCS had approximately $1.2 million in borrowings outstanding on the Revolver, which are included on the condensed consolidated balance sheet as a component of accrued expenses and other.  The Revolver expires on October 1, 2010.  Interest is payable monthly at the prime referenced rate plus a 2.25% margin.  At June 30, 2010 the interest rate on the Revolver was 5.5%.  The Company is a guarantor as it relates to the Revolver.

As of June 30, 2010, the Company’s $183.0 million of senior notes were redeemable at par.  Given that the Company’s senior notes are redeemable, we may seek to retire the senior notes through redemptions, cash purchases, open market purchases, privately negotiated transactions or otherwise.  Such redemptions, purchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  The amounts involved may be material.

As part of our 2009 acquisition of BCS, we may be required to make additional payments to the previous owners of BCS for our 51% membership interest based on BCS achieving financial performance targets as defined by the purchase agreement.  The maximum amount of additional payments to the prior owners of BCS is $3.2 million per year in 2011, 2012 and 2013 and are contingent upon BCS achieving profitability targets based on earnings before interest, income taxes, depreciation and amortization in each of the years 2010, 2011 and 2012. In addition, we may be required to make additional payments to BCS of approximately $0.5 million in 2011 and 2012 based on BCS achieving annual revenue targets in 2010 and 2011, respectively.  We recorded $0.9 million, which represents the fair value of the estimated future additional payments to the prior owners of BCS as of the acquisition date, December 31, 2009 and June 30, 2010 on the condensed consolidated balance sheet as a component of other long-term liabilities.  The purchase agreement provides us with the option to purchase the remaining 49% interest in BCS in 2013 at a price determined in accordance with the purchase agreement.  If we do not exercise this option the minority owners of BCS have the option in 2014 to purchase our 51% interest in BCS at a price determined in accordance with the purchase agreement or to jointly market BCS for sale.

At June 30, 2010, we had a cash and cash equivalents balance of approximately $74.6 million, of which $38.5 million was held domestically and $36.1 million was held in foreign locations.  None of our cash balance was restricted at June 30, 2010.

As a result of placing SPL into administration during the six months ended June 30, 2010, our defined benefit plan was settled.  As a result of this settlement there will be no further funding of the defined benefit plan.  There have been no other material changes to the table of contractual obligations presented in Part II, Item 7 (“Liquidity and Capital Resources”) of the Company’s 2009 Form 10-K.

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

Inflation

Given the current economic climate and continued volatility in certain commodity prices, we believe that a continuation of such price volatility could significantly affect our profitability. Furthermore, by operating internationally, we are affected by the economic conditions of certain countries. Based on the current economic conditions in these countries, we believe we are not significantly exposed to adverse economic conditions.

Forward-Looking Statements

Portions of this report contain “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, with respect to, among other things, our (i) future product and facility expansion, (ii) acquisition strategy, (iii) investments and new product development, and (iv) growth opportunities related to awarded business.  Forward-looking statements may be identified by the words “will,” “may,” “designed to,” “believes,” “plans,” “projects,” “intends,” “expects,” “continue,” and similar words and expressions.  The forward-looking statements in this report are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other factors:

•	the loss or bankruptcy of a major customer or supplier;
•	the costs and timing of facility closures, business realignment, or similar actions;
•	a significant change in commercial, automotive, agricultural or off-highway vehicle production;
•	our ability to achieve cost reductions that offset or exceed customer-mandated selling price reductions;
•	a significant change in general economic conditions in any of the various countries in which we operate;
•	labor disruptions at our facilities or at any of our significant customers or suppliers;
•	the ability of our suppliers to supply us with parts and components at competitive prices on a timely basis;
•	the amount of debt and the restrictive covenants contained in our credit facility;
•	customer acceptance of new products;
•	capital availability or costs, including changes in interest rates or market perceptions;
•	the successful integration of any acquired businesses;
•	the occurrence or non-occurrence of circumstances beyond our control; and
•	those items described in Part I, Item IA (“Risk Factors”) of the Company’s 2009 Form 10-K.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2010, an evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the PEO and PFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is involved in certain legal actions and claims arising in the ordinary course of business.  The Company, however, does not believe that any of the litigation in which it is currently engaged, either individually or in the aggregate, will have a material adverse effect on its business, consolidated financial position or results of operations.  The Company is subject to the risk of exposure to product liability claims in the event that the failure of any of its products causes personal injury or death to users of the Company’s products and there can be no assurance that the Company will not experience any material product liability losses in the future.  The Company maintains insurance against such liability claims.  In addition, if any of the Company’s products prove to be defective, the Company may be required to participate in government-imposed or other instituted recalls involving such products.

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

STONERIDGE, INC.

Date: July 28, 2010	/s/ John C. Corey
John C. Corey President and Chief Executive Officer
(Principal Executive Officer)

Date: July 28, 2010	/s/ George E. Strickler
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