Form 10-Q
period 2010-09-30
STONERIDGE INC
filed 2010-10-28
CIK 1043337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2010

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

The number of Common Shares, without par value, outstanding as of October 22, 2010 was 25,974,765.

STONERIDGE, INC. AND SUBSIDIARIES

INDEX
		Page No.

PART I–FINANCIAL INFORMATION

Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009	2
	Condensed Consolidated Statements of Operations (Unaudited) For the Three and Nine Months Ended September 30, 2010 and 2009	3
	Condensed Consolidated Statements of Cash Flows (Unaudited) For the Nine Months Ended September 30, 2010 and 2009	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4.	Controls and Procedures	41

PART II–OTHER INFORMATION

Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 3.	Defaults Upon Senior Securities	49
Item 4.	(Removed and Reserved)	49
Item 5.	Other Information	49
Item 6.	Exhibits	49

Signatures		50
Index to Exhibits		51
EX – 4.1
EX – 4.2
EX – 10.1
EX – 10.2
EX – 31.1
EX – 31.2
EX – 32.1
EX – 32.2

PART I–FINANCIAL INFORMATION

Item 1.  Financial Statements.

STONERIDGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash and cash equivalents	$84,894	$91,907
Accounts receivable, less reserves of $1,589 and $2,350, respectively	109,780	81,272
Inventories, net	51,336	40,244
Prepaid expenses and other current assets	17,899	17,247
Total current assets	263,909	230,670

Long-Term Assets:
Property, plant and equipment, net	73,111	76,991
Investments and other long-term assets, net	63,035	54,864
Total long-term assets	136,146	131,855
Total Assets	$400,055	$362,525

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$67,015	$50,947
Accrued expenses and other current liabilities	51,895	36,827
Total current liabilities	118,910	87,774

Long-Term Liabilities:
Long-term debt	183,240	183,431
Other long-term liabilities	13,267	17,263
Total long-term liabilities	196,507	200,694

Shareholders' Equity
Preferred Shares, without par value, authorized 5,000 shares, none issued	-	-
Common Shares, without par value, authorized 60,000 shares, issued 25,975 and
25,301 shares and outstanding 25,443 and 25,000 shares, respectively,
with no stated value	-	-
Additional paid-in capital	160,784	158,748
Common Shares held in treasury, 532 and 301 shares, respectively, at cost	(413)	(292)
Accumulated deficit	(85,177)	(91,560)
Accumulated other comprehensive income	5,031	2,669
Total Stoneridge Inc. and Subsidiaries shareholders' equity	80,225	69,565
Noncontrolling interest	4,413	4,492
Total shareholders' equity	84,638	74,057
Total Liabilities and Shareholders' Equity	$400,055	$362,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net Sales	$160,436	$117,992	$474,772	$341,367

Costs and Expenses:
Cost of goods sold	124,406	90,909	365,595	281,413
Selling, general and administrative	31,011	24,449	92,026	80,373

Operating Income (Loss)	5,019	2,634	17,151	(20,419)

Interest expense, net	5,720	5,559	16,956	16,594
Equity in earnings of investees	(3,884)	(3,386)	(6,186)	(4,864)
Other expense (income), net	559	(198)	(1,140)	447

Income (Loss) Before Income Taxes	2,624	659	7,521	(32,596)

Provision (benefit) for income taxes	1,975	1,502	1,217	(409)

Net Income (Loss)	649	(843)	6,304	(32,187)

Net Loss Attributable to Noncontrolling Interest	(35)	-	(79)	-

Net Income (Loss) Attributable to Stoneridge, Inc. and Subsidiaries	$684	$(843)	$6,383	$(32,187)

Basic Net Income (Loss) Per Share	$0.03	$(0.04)	$0.27	$(1.37)
Basic Weighted Average Shares Outstanding	23,972	23,761	23,939	23,580

Diluted Net Income (Loss) Per Share	$0.03	$(0.04)	$0.26	$(1.37)
Diluted Weighted Average Shares Outstanding	24,357	23,761	24,359	23,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2010	2009
OPERATING ACTIVITIES:
Net income (loss)	$6,304	$(32,187)
Adjustments to reconcile net income (loss) to net cash provided by
(used for) operating activities -
Depreciation	14,280	15,251
Amortization	876	733
Deferred income taxes	(184)	(1,207)
Earnings of equity method investees	(6,186)	(4,864)
(Gain) loss on sale of fixed assets	(12)	292
Share-based compensation expense, net	1,607	854
Changes in operating assets and liabilities -
Accounts receivable, net	(28,163)	11,228
Inventories, net	(11,024)	18,272
Prepaid expenses and other	(179)	(2,704)
Accounts payable	15,425	(7,995)
Accrued expenses and other	10,488	(251)
Net cash provided by (used for) operating activities	3,232	(2,578)

INVESTING ACTIVITIES:
Capital expenditures	(10,417)	(8,779)
Proceeds from sale of fixed assets	25	88
Net cash used for investing activities	(10,392)	(8,691)

FINANCING ACTIVITIES:
Share-based compensation activity, net	306	-
Revolving credit facility borrowings, net	438	-
Borrowings of debt, net	486	-
Other financing costs	-	(50)
Net cash provided by (used for) financing activities	1,230	(50)

Effect of exchange rate changes on cash and cash equivalents	(1,083)	3,069

Net change in cash and cash equivalents	(7,013)	(8,250)

Cash and cash equivalents at beginning of period	91,907	92,692

Cash and cash equivalents at end of period	$84,894	$84,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

(1)  Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Stoneridge, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission” or “SEC”).  The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the Commission’s rules and regulations.  The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2009.

(2)  Inventories

Inventories are valued at the lower of cost or market.  Cost is determined by the last-in, first-out (“LIFO”) method for approximately 72% and 69% of the Company’s inventories at September 30, 2010 and December 31, 2009, respectively, and by the first-in, first-out method for all other inventories.  The Company adjusts its excess and obsolescence reserve at least on a quarterly basis.  Excess inventories are quantities of items that exceed anticipated sales or usage for a reasonable period.  The Company has guidelines for calculating provisions for excess inventories based on the number of months of inventories on hand compared to anticipated sales or usage.  Management uses its judgment to forecast sales or usage and to determine what constitutes a reasonable period.  Inventory cost includes material, labor and overhead.  Inventories consist of the following at:

	September 30,	December 31,
	2010	2009

Raw materials	$35,512	$26,118
Work-in-progress	9,244	9,137
Finished goods	10,251	8,226
Total inventories	55,007	43,481
Less: LIFO reserve	(3,671)	(3,237)
Inventories, net	$51,336	$40,244

(3)  Fair Value of Financial Instruments

Financial Instruments

A financial instrument is cash or a contract that imposes an obligation to deliver, or conveys a right to receive cash or another financial instrument.  The carrying values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of fair value because of the short maturity of these instruments.  The estimated fair value of the Company’s senior notes (fixed rate debt) at September 30, 2010 and December 31, 2009, per quoted market sources, was $182.5 million and 180.3 million, respectively.  The carrying value was $183.0 million as of September 30, 2010 and December 31, 2009.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

Derivative Instruments and Hedging Activities

On September 30, 2010, the Company had open foreign currency forward contracts and commodity swaps.  These contracts are used strictly for hedging and not for speculative purposes.  Management believes that its use of these instruments to reduce risk is in the Company’s best interest.  The counterparties to these financial instruments are financial institutions with strong credit ratings.

The Company conducts business internationally and therefore is exposed to foreign currency exchange rate risk.  The Company uses derivative financial instruments as cash flow hedges to mitigate its exposure to fluctuations in foreign currency exchange rates by reducing the effect of such fluctuations on foreign currency denominated intercompany transactions and other foreign currency exposures.  The currencies currently hedged by the Company include the Euro, Swedish krona and Mexican peso.  In certain instances, the foreign currency forward contracts are marked to market, with gains and losses recognized in the Company’s condensed consolidated statement of operations as a component of other expense (income), net.  The Company’s foreign currency forward contracts substantially offset gains and losses on the underlying foreign currency denominated transactions.  As of September 30, 2010, the Company held foreign currency forward contracts to reduce the exposure related to the Company’s Euro-denominated and Swedish krona-denominated intercompany receivables.  These contracts expire in November 2010.  During the nine months ended September 30, 2010, the Company also held a foreign currency hedge contract to reduce the exposure related to the Company’s British pound-denominated intercompany receivables prior to their extinguishment.  This contract expired in January 2010.  For the nine months ended September 30, 2010, the Company recognized a $1,289 gain related to the Euro, British pound and Swedish krona contracts in the condensed consolidated statement of operations as a component of other expense (income), net.  The Company also holds contracts intended to reduce exposure to the Mexican peso.  These contracts were executed to hedge forecasted transactions, and therefore the contracts are accounted for as cash flow hedges.  These Mexican peso-denominated foreign currency forward contracts expire monthly throughout 2010.  The effective portion of the unrealized gain or loss is deferred and reported in the Company’s condensed consolidated balance sheets as a component of accumulated other comprehensive income.  The Company’s expectation is that the cash flow hedges will be highly effective in the future.  The effectiveness of the transactions has been and will be measured on an ongoing basis using regression analysis.

To mitigate the risk of future price volatility and, consequently, fluctuations in gross margins, the Company entered into a fixed price commodity swap with a financial institution to fix the cost of a portion of the Company’s copper purchases.  In June 2010, the Company entered into a fixed price swap contract for 0.5 million pounds of copper, which covers the period from August 2010 to December 2010.  Because this contract was executed to hedge forecasted transactions, the contract is accounted for as a cash flow hedge.  The unrealized gain or loss for the effective portion of the hedge is deferred and reported in the Company’s condensed consolidated balance sheets as a component of accumulated other comprehensive income. The Company deems this cash flow hedge to be highly effective.  The Company’s expectation is that the cash flow hedge will be highly effective in the future. The effectiveness of the transactions has been and will be measured on an ongoing basis using regression analysis.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

The notional amounts and fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

			Prepaid expenses		Accrued expenses and
	Notional amounts[1]		and other current assets		other current liabilities
	September 30,	December 31,	Sepetember 30,	December 31,	September 30,	December 31,
	2010	2009	2010	2009	2010	2009
Derivatives designated as hedging instruments:
Forward currency contracts	$10,582	$43,877	$1,256	$1,710	$-	$-
Commodity contracts	848	-	178	-	-	-
	11,430	43,877	1,434	1,710	-	-

Derivatives not designated as hedging instruments:
Forward currency contracts	27,425	8,363	-	34	2,942	-
Total derivatives	$38,855	$52,240	$1,434	$1,744	$2,942	$-
1 - Notional amounts represent the gross contract / notional amount of the derivatives outstanding.

Amounts recorded in other comprehensive income in shareholders’ equity and in net income for the three months ended September 30, 2010 were as follows:

		Amount of gain
	Amount of gain	reclassified from	Location of gain
	recorded in other	other comprehensive	reclassified from other
	comprehensive	income into net	comprehensive income
	income	income	into net income
Derivatives designated as cash flow hedges:
Forward currency contracts	$605	$906	Cost of goods sold
Commodity contracts	230	119	Cost of goods sold
	$835	$1,025

Amounts recorded in other comprehensive income in shareholder’s equity and in net income for the nine months ended September 30, 2010 were as follows:

		Amount of gain
	Amount of gain	reclassified from	Location of gain
	recorded in other	other comprehensive	reclassified from other
	comprehensive	income into net	comprehensive income
	income	income	into net income
Derivatives designated as cash flow hedges:
Forward currency contracts	$2,389	$2,843	Cost of goods sold
Commodity contracts	297	119	Cost of goods sold
	$2,686	$2,962

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

	September 30, 2010			December 31,
		Fair Value Estimated Using		2009
	Fair Value	Level 1 inputs(1)	Level 2 inputs(2)	Fair Value

Financial assets carried at fair value

Available for sale security	$276	$276	$-	$261
Forward currency contracts	1,256	-	1,256	1,744
Commodity contracts	178	-	178	-

Total financial assets carried at fair value	$1,710	$276	$1,434	$2,005

Financial liabilities carried at fair value

Forward currency contracts	$2,942	$-	$2,942	$-

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

As discussed in Note 17, on October 4, 2010, the Company entered into a fixed-to-floating interest rate swap agreement (the “Swap”) with a notional amount of $45.0 million.  Under the Swap, the Company pays a variable interest rate equal to the six-month London Interbank Offered Rate (“LIBOR”) plus 7.19% and it receives a fixed interest rate of 9.5%.  The Swap requires semi-annual settlements beginning on April 15, 2011 and every April 15 and October 15 thereafter until the Swap’s expiration on October 15, 2017.

(4)  Share-Based Compensation

Total compensation expense recognized in the condensed consolidated statements of operations for share-based compensation arrangements was $689 and $257 for the three months ended September 30, 2010 and 2009, respectively.  For the nine months ended September 30, 2010 and 2009, total compensation expense recognized in the condensed consolidated statements of operations for share-based compensation arrangements was $1,913 and $854, respectively.  Included within financing activities within the condensed consolidated statement of cash flows for the nine months ended September 30, 2010 is $306 of excess tax benefit expense related to the vesting of restricted common shares.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

(5)  Comprehensive Income (Loss)

The components of comprehensive income (loss) attributable to Stoneridge, Inc. and subsidiaries, net of tax are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income (loss)	$649	$(843)	$6,304	$(32,187)
Other comprehensive income (loss):
Currency translation adjustments	3,813	3,669	(2,461)	5,563
Pension liability adjustments	-	61	5,089	(189)
Unrealized gain (loss) on marketable securities	14	9	10	(10)
Unrecognized gain (loss) on derivatives	(190)	493	(276)	4,667
Other comprehensive income	3,637	4,232	2,362	10,031
Consolidated comprehensive income (loss)	4,286	3,389	8,666	(22,156)
Comprehensive loss attributable to noncontrolling interest	35	-	79	-
Comprehensive income (loss) attributable to Stoneridge, Inc. and subsidiaries	$4,321	$3,389	$8,745	$(22,156)

Accumulated other comprehensive income, net of tax is comprised of the following:

	September 30,	December 31,
	2010	2009

Currency translation adjustments	$3,611	$6,072
Pension liability adjustments	-	(5,089)
Unrealized loss on marketable securities	(14)	(24)
Unrecognized gain on derivatives	1,434	1,710
Accumulated other comprehensive income	$5,031	$2,669

(6)  Long-Term Debt

Senior Notes

The Company had $183.0 million of senior notes outstanding at September 30, 2010 and December 31, 2009, respectively.  The outstanding senior notes bear interest at an annual rate of 11.5% and mature on May 1, 2012.  The senior notes are redeemable, at the Company’s option, at par until the maturity date.  Interest is payable on May 1 and November 1 of each year.  The senior notes do not contain restrictive financial performance covenants.  The Company was in compliance with all non-financial covenants at September 30, 2010 and December 31, 2009.

On September 20, 2010, the Company commenced a tender offer to purchase for cash any and all of its 11.5% senior notes due May 1, 2012.  The consent payment deadline was October 1, 2010 and the tender offer expired on October 18, 2010.  For senior notes tendered before the consent payment deadline, the note holders received $1,002.50 for each $1,000.00 of principal amount of notes tendered.  There was $109,733 of senior notes tendered prior to the consent payment deadline and an additional $154 tendered after the consent payment deadline but before the tender offer deadline.  Holders tendering senior notes after the consent payment deadline were eligible to receive only the tender offer consideration of $1,000.00 per $1,000.00 principal amount of senior notes.  On November 4, 2010 all senior notes which were not tendered will be redeemed by the Company at par.

As discussed in Note 17, on October 4, 2010, the Company issued $175.0 million of 9.5% senior secured notes due on October 15, 2017.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

Credit Facilities

On November 2, 2007, the Company entered into an asset-based credit facility (the “credit facility”), which permits borrowing up to a maximum level of $100.0 million.  At September 30, 2010 and December 31, 2009, there were no borrowings on the credit facility.  The available borrowing capacity on the credit facility is based on eligible current assets less outstanding letters of credit, as defined.  At September 30, 2010 and December 31, 2009, the Company had borrowing capacity of $72.4 million and $54.1 million, respectively, based on eligible current assets less outstanding letters of credit.  The credit facility does not contain financial performance covenants which would constrain our borrowing capacity. However, restrictions do include limits on capital expenditures, operating leases, dividends and investment activities in a negative covenant which limits investment activities to $15.0 million minus certain guarantees and obligations.  The credit facility requires a commitment fee of 0.375% on the unused balance.  Interest is payable quarterly at either (i) the higher of the prime rate or the Federal Funds rate plus 0.50%, plus a margin of 0.00% to 0.25% or (ii) LIBOR plus a margin of 1.00% to 1.75%, depending upon the Company’s undrawn availability, as defined.  The Company was in compliance with all covenants at September 30, 2010 and December 31, 2009.

As discussed in Note 17, on September 20, 2010, the Company entered into an Amended and Restated Credit and Security Agreement relating to the credit facility which became effective on October 4, 2010 and extended the expiration of the credit facility to November 1, 2012.

On October 13, 2009, the Company’s majority owned consolidated subsidiary, Bolton Conductive Systems, LLC (“BCS”) entered into a master revolving note (the “Revolver”), which permits borrowing up to a maximum level of $3.0 million. On September 29, 2010, BCS amended the Revolver to extend the maturity date to September 29, 2011 and reduced the interest rate margin to 2.0%.  At September 30, 2010 and December 31, 2009, BCS had $1,126 and $688 in borrowings outstanding on the Revolver, respectively, which are included on the condensed consolidated balance sheets as a component of accrued expenses and other current liabilities.  Interest is payable monthly at the prime referenced rate plus a 2.0% margin.  At September 30, 2010 and December 31, 2009, the interest rate on the Revolver was 5.25% and 5.5%, respectively.  The Company is a guarantor of BCS as it relates to the Revolver.

Other Debt

BCS has an installment note (“installment note”).  Interest on the installment note is the prime referenced rate plus a 2.25% margin.  At September 30, 2010 and December 31, 2009, the interest rate on the installment note was 5.5%.  The installment note calls for monthly installment payments of principal and interest and matures in 2012.  At September 30, 2010 and December 31, 2009, the principal amount due on the installment note was $366 and $483, respectively.

On August 20, 2010, the Company’s subsidiary located in Suzhou, China (“Suzhou”) entered into a term loan of 4,690 Chinese Yuan, which was approximately $700 at September 30, 2010 and is included on the condensed consolidated balance sheet as a component of accrued expenses and other current liabilities. The term loan matures on August 5, 2011.  Interest is payable quarterly at the one-year lending rate published by The People’s Bank of China multiplied by 110.0%.  At September 30, 2010, the interest rate on the term loan was 5.84%.

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

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

Actual weighted-average shares outstanding used in calculating basic and diluted net income (loss) per share are as follows:

	Three Months Ended		Nine Months Ended
	September, 30		September, 30
	2010	2009	2010	2009

Basic weighted-average shares outstanding	23,972,045	23,761,019	23,938,839	23,580,024
Effect of dilutive securities	384,482	-	420,110	-
Diluted weighted-average shares outstanding	24,356,527	23,761,019	24,358,949	23,580,024

Options not included in the computation of diluted net income (loss) per share to purchase 113,250 and 180,250 Common Shares at an average price of $12.89 and $9.57, respectively, per share were outstanding at September 30, 2010 and 2009, respectively.  These outstanding options were not included in the computation of diluted net income (loss) per share because their respective exercise prices were greater than the average market price of the Common Shares. These options were excluded from the computation of diluted earnings per share under the treasury stock method.

As of September 30, 2010, 455,400 performance-based restricted shares were outstanding.  These shares were not included in the computation of diluted net income per share because not all vesting conditions were achieved as of September 30, 2010.  These shares may or may not become dilutive based on the Company’s ability to meet or exceed future earnings performance targets.

(8)  Restructuring

On October 29, 2007, the Company announced restructuring initiatives to improve manufacturing efficiency and cost position by ceasing manufacturing operations at its Sarasota, Florida and Mitcheldean, United Kingdom locations.  During 2008, the Company began additional restructuring initiatives in its Canton, Massachusetts, Orebro, Sweden and Tallinn, Estonia locations.  In response to the depressed conditions in the North American and European commercial and automotive vehicle markets, the Company also began restructuring initiatives in its Juarez, Monclova and Chihuahua, Mexico, Orebro and Bromma, Sweden, Tallinn, Estonia, Dundee, Scotland, Lexington, Ohio and Canton, Massachusetts locations during 2009.  In addition, during 2009, as part of the Company’s continuing overall restructuring initiatives, the Company consolidated certain management positions at its Lexington, Ohio and Canton, Massachusetts facilities.   During the first nine months of 2010, the Company continued the restructuring initiative in Dundee, Scotland which began in 2009 and recorded amounts related to its cancelled lease in Mitcheldean, United Kingdom.   In connection with these initiatives, the Company recorded restructuring charges of $1,310 in the Company’s condensed consolidated statement of operations for the quarter ended September 30, 2009, as a component of selling, general and administrative.  There were no restructuring charges for the quarter ended September 30, 2010.. Restructuring charges for the nine months ended September 30, 2010 and 2009 were $304 and $3,843, respectively. Restructuring expenses that were general and administrative in nature of $304 and $3,818 for the nine months ended September 30, 2010 and 2009, respectively, were included in the Company’s condensed consolidated statement of operations as part of selling, general and administrative, while the remaining restructuring related charges were included in cost of goods sold.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

The expenses related to the restructuring initiatives that belong to the Electronics reportable segment included the following:

		Contract
	Severance	Termination	Other Exit
	Costs	Costs	Costs	Total
Total expected restructuring charges	$5,718	$2,337	$2,504	$10,559

2007 charge to expense	$468	$-	$103	$571
Cash payments	-	-	(103)	(103)

Accrued balance at December 31, 2007	468	-	-	468

2008 charge to expense	2,830	1,305	2,401	6,536
Cash payments	(2,767)	-	(2,221)	(4,988)

Accrued balance at December 31, 2008	531	1,305	180	2,016

2009 charge to expense	2,237	374	-	2,611
Foreign currency translation effect	-	400	-	400
Cash payments	(2,641)	(656)	(180)	(3,477)

Accrued balance at December 31, 2009	127	1,423	-	1,550

First quarter 2010 charge to expense	81	-	-	81
Second quarter 2010 charge to expense	102	121	-	223
Foreign currency translation effect	-	137	-	137
Cash payments	(272)	(491)	-	(763)

Accrued balance at September 30, 2010	$38	$1,190	$-	$1,228

The expenses related to the restructuring initiatives that belong to the Control Devices reportable segment included the following:

	Severance	Other Exit
	Costs	Costs	Total
Total expected restructuring charges	$3,912	$6,447	$10,359

2007 charge to expense	$357	$99	$456

Accrued balance at December 31, 2007	357	99	456

2008 charge to expense	2,521	6,325	8,846
Cash payments	(1,410)	(6,024)	(7,434)

Accrued balance at December 31, 2008	1,468	400	1,868

2009 charge to expense	1,034	23	1,057
Cash payments	(2,463)	(164)	(2,627)

Accrued Balance at December 31, 2009	39	259	298

Cash payments	(39)	-	(39)

Accrued balance at September 30, 2010	$-	$259	$259

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

On October 13, 2009, the Company acquired 51% membership interest in BCS.  The purchase agreement provides that the Company may be required to make additional payments to the previous owners of BCS for its 51% membership interest based on BCS achieving financial performance targets as defined by the purchase agreement.  The maximum amount of additional payments to the prior owners of BCS is $3,200 per year in 2011, 2012 and 2013 and is contingent upon BCS achieving profitability targets based on earnings before interest, income taxes, depreciation and amortization in each of the years 2010, 2011 and 2012.  In addition, the Company may be required to make additional payments to BCS of approximately $450 in 2011 and $500 in 2012 based on BCS achieving annual revenue targets in 2010 and 2011, respectively.  The Company recorded $893, which represents the fair value of the estimated future additional payments to the prior owners of BCS as of the acquisition date, December 31, 2009 and September 30, 2010 on the condensed consolidated balance sheets as a component of other long-term liabilities.  The purchase agreement provides the Company with the option to purchase the remaining 49% interest in BCS in 2013 at a price determined in accordance with the purchase agreement.  If the Company does not exercise this option the minority owners of BCS have the option in 2014 to purchase the Company’s 51% interest in BCS at a price determined in accordance with the purchase agreement or to jointly market BCS for sale.

Product Warranty and Recall

Amounts accrued for product warranty and recall claims are established based on the Company’s best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet dates.  These accruals are based on several factors including past experience, production changes, industry developments and other considerations.  The Company can provide no assurances that it will not experience material claims in the future or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued or beyond what the Company may recover from its suppliers.  Product warranty and recall is included as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets.

The following provides a reconciliation of changes in product warranty and recall liability for the nine months ended September 30, 2010 and 2009:

	2010	2009
Product warranty and recall at beginning of period	$4,764	$5,527
Accruals for products shipped during period	2,545	1,747
Aggregate changes in pre-existing liabilities due to claim developments	4	440
Settlements made during the period (in cash or in kind)	(2,730)	(4,053)
Product warranty and recall at end of period	$4,583	$3,661

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

(10)  Employee Benefit Plans

The Company had a single defined benefit pension plan that covered certain former employees in the United Kingdom.  As a result of placing Stoneridge Pollak Limited (“SPL”) into administration during the nine months ended September 30, 2010, as described in Note 12, the Company settled the defined benefit pension plan.  The components of net periodic cost under the defined benefit pension plan are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Service cost	$-	$14	$-	$42
Interest cost	-	219	163	657
Expected return on plan assets	-	(165)	(126)	(495)
Amortization of actuarial loss	-	43	62	129
Settlement loss	-	-	33	-
Net periodic cost	$-	$111	$132	$333

The Company made contributions of approximately $16 during the nine months ended September 30, 2010, prior to placing SPL into administration.

In March 2009, the Company adopted the Stoneridge, Inc. Long-Term Cash Incentive Plan (“LTCIP”) and granted awards to certain officers and key employees.  Awards under the LTCIP provide recipients with the right to receive cash three years from the date of grant depending on the Company’s actual earnings per share performance for a performance period comprised of three fiscal years from the date of grant.  The Company will record an accrual for an award to be paid in the period earned based on anticipated achievement of the performance goal.  If the participant voluntarily terminates employment or is discharged for cause, as defined in the LTCIP, the award will be forfeited.  In May 2009, the LTCIP was approved by the Company’s shareholders.  The Company has recorded an accrual of $61 for awards granted under the LTCIP at September 30, 2010 which is included on the condensed consolidated balance sheet as a component of other long-term liabilities.

(11)  Income Taxes

The Company recognized a provision for income taxes of $1,975, or 75.3% and $1,502, or 227.9% of pretax income, for federal, state and foreign income taxes for the three months ended September 30, 2010 and 2009, respectively.  The Company recognized a provision for income taxes of $1,217 or 16.2% of pre-tax income, and a benefit of $409 or 1.3% of pre-tax loss, for federal, state and foreign income taxes for the nine months ended September 30, 2010 and 2009, respectively. As reported at December 31, 2009, the Company is in a cumulative loss position and provides a valuation allowance offsetting federal, state and certain foreign deferred tax assets.  The increase in tax expense for the three months and nine months ended September 30, 2010 compared to those same periods for 2009, was primarily attributable to the improved financial performance in the U.S. and most foreign locations as well as the improved financial performance of the PST joint venture. That increase in tax expense was partially offset with a tax benefit related to our United Kingdom operations.  As a result of placing SPL into administration, as described in Note 12, the Company recognized a tax benefit of $1,170 during the nine months ended September 30, 2010, from the reversal of deferred tax liabilities, primarily employee benefit related, that were previously included as a component of accumulated other comprehensive income within shareholders’ equity.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

(12)  SPL Administration

On February 23, 2010, the Company placed its wholly-owned subsidiary, SPL into administration (a structured bankruptcy) in the United Kingdom.  The Company had previously ceased manufacturing operations at the facility as of December 2008 as part of the restructuring initiatives announced on October 29, 2007, as described in Note 8.  All SPL customer contracts were transferred to other subsidiaries of the Company at the time that SPL filed for administration.  As a result of placing SPL into administration the Company recognized a net gain of $3,423 during the nine months ended September 30, 2010.  This gain was primarily related to the reversal of the cumulative translation adjustment account (“CTA”) and deferred tax liabilities, which had previously been included as a component of accumulated other comprehensive income within shareholders’ equity.  The net gain of $2,253, primarily due to reversing the CTA balance, is included as a component of other expense (income), net on the condensed consolidated statement of operations.  The benefit from reversing the deferred tax liabilities, primarily employee benefit related of $1,170, is included as a component of provision (benefit) for income taxes on the condensed consolidated statement of operations, as described in Note 11.

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

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

A summary of financial information by reportable segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net Sales
Electronics	$99,912	$70,165	$296,477	$218,830
Inter-Segment sales	5,023	2,734	11,487	6,531
Electronics net sales	104,935	72,899	307,964	225,361

Control Devices	60,524	47,827	178,295	122,537
Inter-Segment sales	742	852	2,526	2,237
Control Devices net sales	61,266	48,679	180,821	124,774

Eliminations	(5,765)	(3,586)	(14,013)	(8,768)
Total consolidated net sales	$160,436	$117,992	$474,772	$341,367

Income (Loss) Before Income Taxes
Electronics (A)	$1,369	$(348)	$40,122	$(11,508)
Control Devices (A)	3,600	2,035	11,886	(10,393)
Other corporate activities (A)	2,989	4,459	(28,744)	5,775
Corporate interest expense	(5,334)	(5,487)	(15,743)	(16,470)
Total consolidated income (loss) before income taxes	$2,624	$659	$7,521	$(32,596)

Depreciation and Amortization
Electronics	$2,201	$2,179	$6,726	$6,704
Control Devices	2,463	2,725	7,489	8,343
Other corporate activities	50	80	222	204
Total consolidated depreciation and amortization (B)	$4,714	$4,984	$14,437	$15,251

(A)
During the nine months ended September 30, 2010, the Company placed SPL into administration.  As a result of placing SPL into administration the Company recognized a gain within the Electronics reportable segment of $35,512 and losses within other corporate activities and within the Control Devices reportable segment of $32,039 and $473, respectively.  These results were primarily due to eliminating SPL’s intercompany debt and equity structure.

(B)	These amounts represent depreciation and amortization on fixed and certain intangible assets.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest Expense (Income), net
Electronics	$376	$73	$1,197	$127
Control Devices	10	(1)	16	(3)
Corporate activities	5,334	5,487	15,743	16,470
Total consolidated interest expense, net	$5,720	$5,559	$16,956	$16,594

Capital Expenditures
Electronics	$1,517	$900	$6,303	$3,314
Control Devices	1,834	989	4,158	4,665
Corporate activities	3	148	(44)	800
Total consolidated capital expenditures	$3,354	$2,037	$10,417	$8,779

	September 30,	December 31,
	2010	2009
Total Assets
Electronics	$195,275	$163,414
Control Devices	97,345	91,631
Corporate (C)	227,003	236,110
Eliminations	(119,568)	(128,630)
Total consolidated assets	$400,055	$362,525

(C)  Assets located at Corporate consist primarily of cash and equity investments.

The following table presents net sales and non-current assets for each of the geographic areas in which the Company operates:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net Sales
North America	$131,611	$95,212	$388,103	$277,517
Europe and Other	28,825	22,780	86,669	63,850
Total consolidated net sales	$160,436	$117,992	$474,772	$341,367

	September 30,	December 31,
	2010	2009
Non-Current Assets
North America	$123,538	$121,149
Europe and Other	12,608	10,706
Total non-current assets	$136,146	$131,855

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

(14)  Investments

In June 2009, the Financial Accounting Standards Board (“FASB”) revised the authoritative guidance for determining the primary beneficiary of a variable interest entity (“VIE”).  In December 2009, the FASB issued Accounting Standards Update No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which provides amendments to Accounting Standards Codification Topic No. 810, Consolidation (“ASC 810”) to reflect the revised guidance.  Among other things, the new guidance requires a qualitative rather than a quantitative assessment to determine the primary beneficiary of a VIE based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. In addition, the amended guidance requires an ongoing reconsideration of the primary beneficiary. The provisions of this new guidance were effective as of January 1, 2010, and the adoption did not have an impact on the Company’s financial statements.  The Company analyzed its joint ventures in accordance with ASC 810 to determine whether they are VIE’s and, if so, whether the Company is the primary beneficiary.  Both of the Company’s joint ventures at September 30, 2010 were determined under the provisions of ASC 810 to be unconsolidated joint ventures and were accounted for under the equity method of accounting.

PST Eletrônica S.A.

The Company has a 50% equity interest in PST Eletrônica S.A. (“PST”), a Brazilian electronic system provider focused on security and convenience applications primarily for the automotive vehicle and motorcycle industry.  The investment is accounted for under the equity method of accounting. The Company’s investment in PST was $41,964 and $35,824 at September 30, 2010 and December 31, 2009, respectively.

Condensed financial information for PST is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues	$49,520	$38,596	$123,642	$90,584
Cost of sales	$24,695	$19,231	$63,861	$46,229

Total pre-tax income	$8,965	$6,018	$13,588	$9,324
The Company's share of pre-tax income	$4,483	$3,009	$6,794	$4,662

Equity in earnings of PST included in the condensed consolidated statements of operations was $3,711 and $3,241 for the three months ended September 30, 2010 and 2009, respectively.  For the nine months ended September 30, 2010 and 2009, equity in earnings of PST was $5,544 and $4,629, respectively.

Minda Stoneridge Instruments Ltd.

The Company has a 49% interest in Minda Stoneridge Instruments Ltd. (“Minda”), a company based in India that manufactures electronics and instrumentation equipment for the motorcycle, automotive vehicle and commercial vehicle market.  The Company’s investment in Minda was $6,096 and $5,220 at September 30, 2010 and December 31, 2009, respectively.  Equity in earnings of Minda included in the condensed consolidated statements of operations was $172 and $145, for the three months ended September 30, 2010 and 2009, respectively.  For the nine months ended September 30, 2010 and 2009, equity in earnings of Minda was $642 and $235, respectively.

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

Presented below are summarized consolidating financial statements of the Parent (which includes certain of the Company’s operating units), the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the Company on a condensed consolidated basis, as of September 30, 2010 and December 31, 2009 and for each of the three and nine months ended September 30, 2010 and 2009.

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

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

	September 30, 2010
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS

Current Assets:
Cash and cash equivalents	$49,331	$19	$35,544	$-	$84,894
Accounts receivable, net	58,439	22,441	28,900	-	109,780
Inventories, net	27,583	8,991	14,762	-	51,336
Prepaid expenses and other current assets	(310,444)	317,256	11,087	-	17,899
Total current assets	(175,091)	348,707	90,293	-	263,909

Long-Term Assets:
Property, plant and equipment, net	43,274	17,225	12,612	-	73,111
Investments and other long-term assets, net	50,709	280	12,046	-	63,035
Investment in subsidiaries	414,915	-	-	(414,915)	-
Total long-term assets	508,898	17,505	24,658	(414,915)	136,146
Total Assets	$333,807	$366,212	$114,951	$(414,915)	$400,055

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$35,661	$17,151	$14,203	$-	$67,015
Accrued expenses and other current liabilities	22,954	11,150	17,791	-	51,895
Total current liabilities	58,615	28,301	31,994	-	118,910

Long-Term Liabilities:
Long-term debt	183,000	-	240	-	183,240
Other long-term liabilities	11,967	360	940	-	13,267
Total long-term liabilities	194,967	360	1,180	-	196,507

Stoneridge, Inc. and Subsidiaries Shareholders' Equity	80,225	337,551	77,364	(414,915)	80,225

Noncontrolling Interest	-	-	4,413	-	4,413

Total Shareholders' Equity	80,225	337,551	81,777	(414,915)	84,638

Total Liabilities and Shareholders’ Equity	$333,807	$366,212	$114,951	$(414,915)	$400,055

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

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

Supplemental condensed consolidating financial statements (continued):

	Three Months Ended September 30, 2010
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$92,465	$43,500	$49,149	$(24,678)	$160,436

Costs and Expenses:
Cost of goods sold	79,634	33,543	35,172	(23,943)	124,406
Selling, general and administrative	15,077	6,476	10,193	(735)	31,011

Operating Income (Loss)	(2,246)	3,481	3,784	-	5,019

Interest expense, net	5,653	-	67	-	5,720
Other expense (income), net	(5,548)	869	1,354	-	(3,325)
Equity earnings from subsidiaries	(5,030)	-	-	5,030	-

Income Before Income Taxes	2,679	2,612	2,363	(5,030)	2,624

Provision (benefit) for income taxes	2,030	-	(55)	-	1,975

Net Income	649	2,612	2,418	(5,030)	649

Net Loss Attributable to Noncontrolling Interest	-	-	(35)	-	(35)

Net Income Attributable to Stoneridge, Inc. and Subsidiaries	$649	$2,612	$2,453	$(5,030)	$684

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

Supplemental condensed consolidating financial statements (continued):

	Three Months Ended September 30, 2009
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$66,457	$34,802	$33,515	$(16,782)	$117,992

Costs and Expenses:
Cost of goods sold	56,038	26,864	24,205	(16,198)	90,909
Selling, general and administrative	11,114	5,845	8,074	(584)	24,449

Operating Income (Loss)	(695)	2,093	1,236	-	2,634

Interest expense (income), net	5,565	1	(7)	-	5,559
Other expense (income), net	(5,536)	661	1,291	-	(3,584)
Equity earnings from subsidiaries	(1,582)	-	-	1,582	-

Income (Loss) Before Income Taxes	858	1,431	(48)	(1,582)	659

Provision (benefit) for income taxes	1,701	-	(199)	-	1,502

Net Income (Loss)	(843)	1,431	151	(1,582)	(843)

Net Loss Attributable to Noncontrolling Interest	-	-	-	-	-

Net Loss Attributable to Stoneridge, Inc. and Subsidiaries	$(843)	$1,431	$151	$(1,582)	$(843)

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

Supplemental condensed consolidating financial statements (continued):

	Nine Months Ended September 30, 2010
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$271,964	$130,808	$139,512	$(67,512)	$474,772

Costs and Expenses:
Cost of goods sold	230,151	99,141	101,743	(65,440)	365,595
Selling, general and administrative	44,059	18,903	31,136	(2,072)	92,026

Operating Income (Loss)	(2,246)	12,764	6,633	-	17,151

Interest expense, net	16,803	-	153	-	16,956
Other expense (income), net	(8,793)	3,033	(1,566)	-	(7,326)
Equity earnings from subsidiaries	(19,450)	-	-	19,450	-

Income Before Income Taxes	9,194	9,731	8,046	(19,450)	7,521

Provision (benefit) for income taxes	2,890	-	(1,673)	-	1,217

Net Income	6,304	9,731	9,719	(19,450)	6,304

Net Loss Attributable to Noncontrolling Interest	-	-	(79)	-	(79)

Net Income Attributable to Stoneridge, Inc. and Subsidiaries	$6,304	$9,731	$9,798	$(19,450)	$6,383

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

Supplemental condensed consolidating financial statements (continued):

	Nine Months Ended September 30, 2009
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$199,092	$94,969	$99,113	$(51,807)	$341,367

Costs and Expenses:
Cost of goods sold	173,933	79,598	77,726	(49,844)	281,413
Selling, general and administrative	35,405	19,022	27,909	(1,963)	80,373

Operating Loss	(10,246)	(3,651)	(6,522)	-	(20,419)

Interest expense (income), net	16,675	-	(81)	-	16,594
Other expense (income), net	(10,077)	1,984	3,676	-	(4,417)
Equity earnings from subsidiaries	13,622	-	-	(13,622)	-

Loss Before Income Taxes	(30,466)	(5,635)	(10,117)	13,622	(32,596)

Provision (benefit) for income taxes	1,721	-	(2,130)	-	(409)

Net Loss	(32,187)	(5,635)	(7,987)	13,622	(32,187)

Net Loss Attributable to Noncontrolling Interest	-	-	-	-	-

Net Loss Attributable to Stoneridge, Inc. and Subsidiaries	$(32,187)	$(5,635)	$(7,987)	$13,622	$(32,187)

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

Supplemental condensed consolidating financial statements (continued):

	Nine Months Ended September 30, 2010
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$(4,935)	$1,240	$6,927	$3,232

INVESTING ACTIVITIES:
Capital expenditures	(5,672)	(1,291)	(3,454)	(10,417)
Proceeds from the sale of fixed assets	-	-	25	25
Net cash used for investing activities	(5,672)	(1,291)	(3,429)	(10,392)

FINANCING ACTIVITIES:
Share-based compensation activity, net	245	52	9	306
Revolving credit facilities borrowings, net	-	-	1,134	1,134
Repayments of debt	-	-	(210)	(210)
Net cash provided by financing activities	245	52	933	1,230

Effect of exchange rate changes on cash and cash equivalents	-	-	(1,083)	(1,083)
Net change in cash and cash equivalents	(10,362)	1	3,348	(7,013)
Cash and cash equivalents at beginning of period	59,693	18	32,196	91,907
Cash and cash equivalents at end of period	$49,331	$19	$35,544	$84,894

	Nine Months Ended September 30, 2009
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$(1,243)	$1,580	$(2,915)	$(2,578)

INVESTING ACTIVITIES:
Capital expenditures	(5,950)	(1,627)	(1,202)	(8,779)
Proceeds from the sale of fixed assets	3	46	39	88
Net cash used for investing activities	(5,947)	(1,581)	(1,163)	(8,691)

FINANCING ACTIVITIES:
Other financing costs	(50)	-	-	(50)
Net cash used for financing activities	(50)	-	-	(50)

Effect of exchange rate changes on cash and cash equivalents	-	-	3,069	3,069
Net change in cash and cash equivalents	(7,240)	(1)	(1,009)	(8,250)
Cash and cash equivalents at beginning of period	55,237	27	37,428	92,692
Cash and cash equivalents at end of period	$47,997	$26	$36,419	$84,442

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data, unless otherwise indicated)

(16)  Related Party Transaction

In connection with the Offering as defined and discussed in Note 17, the Company has incurred certain costs which are recoverable from Jeffrey P. Draime and certain members of his family (the “Draime family”).  Jeffrey P. Draime is a member of the Company’s Board of Directors.  At September 30, 2010, the Company had a balance of $113 receivable from the Draime family in connection with costs of the Offering, which is included as a component of accounts receivable on the condensed consolidated balance sheet.

(17)  Subsequent Events

On October 4, 2010, the Company issued $175.0 million of senior secured notes.  These senior secured notes bear interest at an annual rate of 9.5% and mature on October 15, 2017.  The senior secured notes were offered only to qualified institutional buyers and outside the U.S. in accordance with Rule 144A and Regulation S, respectively, under the Securities Act of 1933.  The senior secured notes were issued at a 2.5% discount to the initial purchasers.  The Company will accrete this discount using the effective interest method over the life of the senior secured notes.  The senior secured notes are redeemable, at the Company’s option, beginning October 15, 2014 at 104.75%.  Interest payments commence on April 15, 2011 and are payable on April 15 and October 15 of each year, thereafter.  The senior secured notes indenture limits the Company and its restricted subsidiaries amount of its indebtedness, restricts certain payments and includes various other non-financial restrictive covenants.  The senior secured notes are guaranteed by all of the Company’s existing domestic restricted subsidiaries.  All other restricted subsidiaries that guarantee any indebtedness of the Company or the guarantors will also guarantee the senior secured notes.

In connection with the senior secured notes issuance, the Company entered into an Amended and Restated Credit and Security Agreement relating to the credit facility on September 20, 2010, which became effective on October 4, 2010.  The Amended and Restated Agreement (i) provided certain consents necessary for the issuance of the senior secured notes, (ii) extended the expiration date of the credit facility to November 1, 2012 and (iii) granted the facility agent, for the benefit of the lenders, second priority liens and security interests in the collateral subject to first priority liens and security interests in favor of the collateral agent for the holders of the senior secured notes.

On October 4, 2010, the Company entered into the Swap with a notional amount of $45.0 million.  The Swap was designated as a fair value hedge of the fixed interest rate obligation under the Company’s $175.0 million 9.5% senior secured notes due October 15, 2017.  The Company pays variable interest equal to the six-month LIBOR plus 7.19% and it receives a fixed interest rate of 9.5% under the Swap.  The Swap requires semi-annual settlements on April 15 and October 15, beginning on April 15, 2011.  The critical terms of the Swap are aligned with the terms of the senior secured notes, including maturity of October 15, 2017, resulting in no hedge ineffectiveness.

On October 7, 2010, the Company filed a Form S-3 with the SEC in order for certain members of the Draime family (the “selling shareholders”) to conduct a secondary offering of Company common shares (the “Offering”).  All proceeds from the Offering would be received by the selling shareholders.  The selling shareholders have agreed to reimburse the Company for all external expenses incurred in connection with the Offering.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are an independent designer and manufacturer of highly engineered electrical and electronic components, modules and systems for the commercial, automotive, agricultural and off-highway vehicle markets.

We recognized net income for the quarter ended September 30, 2010 of $0.7 million, or $0.03 per diluted share, compared with a net loss of $0.8 million, or $(0.04) per diluted share, for the third quarter of 2009.

Our third quarter 2010 results were positively affected by improvements in the North American automotive and North American and European commercial vehicle markets as well as the economy as a whole.  Production volumes in the North American automotive vehicle market increased by 26.3% during the quarter ended September 30, 2010 when compared to the quarter ended September 30, 2009.  These automotive vehicle market production volume increases had a positive effect on our North American automotive vehicle market net sales of approximately $10.3 million, primarily within our Control Devices segment.  The commercial vehicle market production volumes in North America improved by 25.1% during the quarter ended September 30, 2010 when compared to the prior year third quarter, which resulted in increased net sales of approximately $8.1 million, primarily within our Electronics segment.  Our net sales were also favorably affected by increased European commercial vehicle production volumes of 76.0% during the quarter ended September 30, 2010 as compared to the prior year third quarter.  This increased production volume had a positive effect on our net sales of approximately $7.5 million, principally within the Electronics segment.  These increases in net sales were partially offset by unfavorable foreign currency exchange rates of approximately $1.8 million during the quarter ended September 30, 2010 when compared to the quarter ended September 30, 2009, approximately $1.3 million of premium freight expense and approximately $1.5 million of additional product launch costs, largely due to increased headcount, operating inefficiencies and a special production bonus awarded during the current quarter.  We expect to reduce these inefficiencies during the fourth quarter of 2010.  Our gross margin percentage remained consistent with the prior year gross margin, decreasing slightly from 23.0% for quarter ended September 30, 2009 to 22.5% for the current quarter.

Our selling, general and administrative expenses (“SG&A”) increased from $24.4 million for the quarter ended September 30, 2009 to $31.0 million for the quarter ended September 30, 2010.  This $6.6 million, or 27.0%, increase in SG&A was largely due to increased compensation and compensation related expenses.  Excluding design and development, our compensation and compensation related expenses increased by approximately $2.8 million from the third quarter of 2009, primarily as a result of increased incentive compensation expenses.  In addition, our design and development costs increased by approximately $2.3 million between periods due to our support of new product launches by our customers.

Our results for the nine months ended September 30, 2010 were also favorably affected by the wind down of our wholly-owned subsidiary, Stoneridge Pollak Limited (“SPL”), located in Mitcheldean, United Kingdom.  On February 23, 2010, we placed SPL into administration (a structured bankruptcy) in the United Kingdom.  We had previously ceased SPL’s manufacturing operations in December of 2008, as part of the restructuring initiatives announced in October 2007.  All SPL customer contracts were transferred to our other subsidiaries when we placed SPL into administration.  We recognized a net gain within other expense (income), net of approximately $2.3 million, primarily from the reversal of the cumulative translation adjustment account, which had previously been included as a component of accumulated other comprehensive income within shareholders’ equity.  In addition, we recognized a tax benefit of approximately $1.2 million from the reversal of deferred tax liabilities; primarily employee benefit related which were also previously included as a component of accumulated other comprehensive income.

At September 30, 2010 and December 31, 2009, we maintained a cash and equivalents balance of $84.9 million and $91.9 million, respectively.  As discussed in Note 6 to the condensed consolidated financial statements, we have no borrowings under our asset-based credit facility.  At September 30, 2010 and December 31, 2009, we had borrowing capacity of $72.4 million and $54.1 million, respectively.

Outlook

The North American automotive vehicle market has recovered significantly from 2009 levels, which has had a favorable effect on our Control Devices segment’s results.  We expect that the North American automotive vehicle market volumes will continue at current levels through the remainder of 2010.

During the first nine months of 2010, the North American and European commercial vehicle markets that we serve also recovered from 2009 levels.  We anticipate that these markets will improve through the remainder of 2010.

Through our restructuring activities initiated in prior years we have been able to reduce our cost structure.  Our fixed overhead costs are lower due to the 2008 cessation of manufacturing operations at our Sarasota, Florida and Mitcheldean, United Kingdom locations.  We were able to maintain our manufacturing capacity in light of these closures by transferring the manufacturing lines to other operating facilities.  As our sales volumes have increased in 2010 our operating margin has benefited from our reduced cost structure.

During 2010, we experienced component shortages in our supply base, which has had an adverse effect on our results.  Continued or escalated component shortages in our supply base for the remainder of 2010 may adversely affect our results.

In connection with the tender offer and redemption of our 11.5% senior notes due May 1, 2012 discussed in the notes to the condensed consolidated financial statements, we expect to incur expense related to the tender offer premium of approximately $0.3 million in the fourth quarter of 2010.  In addition, as a result of the redemption of the senior notes, we will expense approximately $1.0 million, the unamortized balance of the deferred financing costs related to the senior notes.  Until the senior notes are redeemed on November 4, 2010, we will incur interest expense on both the 9.5% senior secured notes due on October 15, 2017 and the 11.5% senior notes, which were not tendered during the tender period and will result in additional interest expense incurred during the fourth quarter of 2010 of approximately $0.7 million.  The benefit from the lower interest rate on the senior secured notes and the result of the fixed-to-variable interest rate swap which we entered into in October 2010 are expected to more than offset the effect of incurring duplicate interest expense for a portion of the fourth quarter.

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

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Net Sales. Net sales for our reportable segments, excluding inter-segment sales, for the three months ended September 30, 2010 and 2009 are summarized in the following table (in thousands):

	Three Months Ended
	September 30,				Dollar	Percent
	2010		2009		Increase	Increase
Electronics	$99,912	62.3%	$70,165	59.5%	$29,747	42.4%
Control Devices	60,524	37.7	47,827	40.5	12,697	26.5%
Total net sales	$160,436	100.0%	$117,992	100.0%	$42,444	36.0%

Our Electronics segment was positively affected by increased volume in our served markets by approximately $28.2 million for the quarter ended September 30, 2010 when compared to the prior year third quarter.  The increase in net sales for our Electronics segment was primarily due to volume increases in our North American and European commercial vehicle products.  Commercial vehicle market production volumes in North America and Europe increased by 25.1% and 76.0%, respectively, during the quarter ended September 30, 2010 when compared to the prior year third quarter.  The increase in North American and European commercial vehicle production positively affected net sales in our Electronics segment for the quarter ended September 30, 2010 by approximately $8.4 million, or 23.1%, and $7.5 million, or 36.8%, respectively.  Our Electronics segment net sales were favorably affected by increased volumes within the agricultural vehicle market of approximately $12.3 million.  Net sales within the Electronics segment were also favorably affected by approximately $2.4 million during the quarter ended September 30, 2010 due to the inclusion of Bolton Conductive Systems, LLC (“BCS”), which was acquired in the fourth quarter of 2009.  These increases were partially offset by unfavorable foreign exchange rates of approximately $1.8 million for the quarter ended September 30, 2010 when compared to the prior year third quarter.

Our Control Devices segment was positively affected by increased volume in our served markets by approximately $11.3 million for the quarter ended September 30, 2010 when compared to the prior year third quarter.  The increase in net sales for our Control Devices segment was primarily attributable to production volume increases at our major customers in the North American automotive vehicle market.  Production volumes in the North American automotive vehicle market increased by 26.3% during the quarter ended September 30, 2010 when compared to the quarter ended September 30, 2009.  These volume increases resulted in additional net sales of approximately $10.1 million, or 24.9%.  In addition, our Control Devices segment was favorably affected by increased volume within the agricultural vehicle market of approximately $1.4 million during the quarter ended September 30, 2010 when compared to the quarter ended September 30, 2009.

Net sales by geographic location for the three months ended September 30, 2010 and 2009 are summarized in the following table (in thousands):

	Three Months Ended
	September 30,				Dollar	Percent
	2010		2009		Increase	Increase
North America	$131,611	82.0%	$95,212	80.7%	$36,399	38.2%
Europe and other	28,825	18.0	22,780	19.3	6,045	26.5%
Total net sales	$160,436	100.0%	$117,992	100.0%	$42,444	36.0%

The North American geographic location consists of the results of our operations in the United States and Mexico.

The increase in North American net sales was primarily attributable to increased sales volume in our North American automotive, commercial and agricultural vehicle markets, which had a positive effect on our net sales for the quarter ended September 30, 2010 of $10.3 million, $8.1 million and $13.3 million, respectively.  North American net sales for the quarter ended September 30, 2010 were also favorably affected by approximately $2.4 million due to the inclusion of BCS.  Our increase in net sales outside North America was principally due to increased sales of European commercial vehicle market products, which had a positive effect on our net sales for the quarter ended September 30, 2010 of approximately $7.5 million.  This increase was partially offset by foreign currency fluctuations which negatively affected our net sales outside of North America by approximately $1.8 million during the quarter ended September 30, 2010 when compared to the prior year third quarter.

Condensed consolidated statements of operations as a percentage of net sales for the three months ended September 30, 2010 and 2009 are presented in the following table (in thousands):

	Three Months Ended				Dollar
	September 30,				Increase /
	2010		2009		(Decrease)

Net Sales	$160,436	100.0%	$117,992	100.0%	$42,444

Costs and Expenses:
Cost of goods sold	124,406	77.5	90,909	77.0	33,497
Selling, general and administrative	31,011	19.3	24,449	20.7	6,562

Operating Income	5,019	3.2	2,634	2.3	2,385

Interest expense, net	5,720	3.6	5,559	4.7	161
Equity in earnings of investees	(3,884)	(2.4)	(3,386)	(2.9)	(498)
Other expense (income), net	559	0.3	(198)	(0.2)	757

Income Before Income Taxes	2,624	1.7	659	0.7	1,965

Provision for income taxes	1,975	1.2	1,502	1.3	473

Net Income (Loss)	649	0.5	(843)	(0.6)	1,492

Net Loss Attributable to Noncontrolling Interest	(35)	-	-	-	(35)

Net Income (Loss) Attributable to Stoneridge, Inc. and Subsidiaries	$684	0.5%	$(843)	(0.6)%	$1,527

Cost of Goods Sold. The increase in cost of goods sold as a percentage of net sales was largely due to increased premium freight expense of approximately $1.3 million during the quarter ended September 30, 2010 when compared to the prior year third quarter.  In addition, we incurred approximately $1.5 million of additional product launch costs, largely due to increased headcount, operating inefficiencies and a special production bonus awarded during the current quarter.  We expect to reduce these inefficiencies during the fourth quarter of 2010.  Our material cost as a percentage of net sales for our Electronics segment for the third quarter of 2010 and 2009 was 56.3% and 54.6%, respectively.  Our materials cost as a percentage of net sales for the Control Devices segment increased slightly from 52.3% for the quarter ended September 30, 2009 to 52.5% for the third quarter of 2010.

Selling, General and Administrative Expenses. Design and development expenses are included within SG&A and were $9.2 million and $6.9 million for the third quarter of 2010 and 2009, respectively.  Design and development expenses for our Electronics segment increased from $3.6 million for the quarter ended September 30, 2009 to $5.6 million for the third quarter of 2010.  This increase in design and development costs was a result of our customers’ new product launches scheduled in the near term.  Design and development expenses for our Control Devices segment increased from $3.3 million for the third quarter of 2009 to $3.5 million for the quarter ended September 30, 2010.  As a result of our product platform launches scheduled for 2010 and in the future, we believe that our design and development costs for the remainder of 2010 will increase from 2009 levels and will remain consistent to the current quarter expense.  The increase in SG&A costs excluding design and development expenses was largely due to higher employee related costs of approximately $2.8 million, primarily incentive compensation.  Our SG&A costs decreased as a percentage of net sales because of the significant increase in net sales recognized in the current quarter when compared to the prior year third quarter.

We had no costs for restructuring initiatives for the quarter ended September 30, 2010.  Third quarter 2009 restructuring expenses were approximately $1.3 million and were primarily comprised of one-time termination benefits and were included in our condensed consolidated statements of operations as a component of SG&A.

Restructuring charges, general and administrative in nature, recorded by reportable segment during the three months ended September 30, 2009 were as follows (in thousands):

			Total
			Consolidated
			Restructuring
	Electronics	Control Devices	Charges
Severance costs	$939	$371	$1,310

All restructuring charges result in cash outflows.  Severance costs related to a reduction in workforce.

Equity in Earnings of Investees.  The increase in equity earnings of investees was attributable to the increase in equity earnings recognized from our PST Eletrônica S.A. (“PST”) and Minda Stoneridge Instruments Ltd. (“Minda”) joint ventures.  Equity earnings for PST increased from $3.2 million for the quarter ended September 30, 2009 to $3.7 million for the quarter ended September 30, 2010.  This increase primarily reflects higher volumes for PST’s product lines during the quarter ended September 30, 2010.  In addition, PST benefited from favorable foreign currency fluctuations during the current quarter when compared to the quarter ended September 30, 2009.  Equity earnings for Minda increased from $0.1 million for the quarter ended September 30, 2009 to $0.2 million for the quarter ended September 30, 2010.

Other Expense (Income), net.  We record certain foreign currency transaction and forward currency hedge contract gains and losses as a component of other expense (income), net on the condensed consolidated statement of operations.  Our results for the quarter ended September 30, 2010 when compared to the third quarter of 2009 were negatively affected by approximately $0.8 million due to the volatility in certain foreign exchange rates between periods.

Income (Loss) Before Income Taxes.  Income (loss) before income taxes is summarized in the following table by reportable segment (in thousands).

	Three
	Months Ended		Dollar	Percent
	September 30,		Increase /	Increase /
	2010	2009	(Decrease)	(Decrease)
Electronics	$1,369	$(348)	$1,717	493.4%
Control Devices	3,600	2,035	1,565	76.9%
Other corporate activities	2,989	4,459	(1,470)	(33.0)%
Corporate interest expense	(5,334)	(5,487)	153	2.8%
Income before income taxes	$2,624	$659	$1,965	298.2%

The increase in profitability in the Electronics segment was primarily related to increased revenue within our North American and European commercial and agriculture vehicle markets.  Excluding the results of BCS, production volume increases favorably affected our Electronics segment by $28.2 million during the quarter ended September 30, 2010 when compared to the prior year third quarter.  In addition, restructuring related expenses for the Electronics reportable segment were approximately $0.9 million lower for the third quarter of 2010 when compared to the quarter ended September 30, 2009.  These factors were partially offset by unfavorable foreign exchange rates during the quarter ended September 30, 2010.

The increase in profitability in the Control Devices reportable segment was primarily due to higher revenue within our North American automotive vehicle market.  Production volume increases favorably affected our net sales within the Control Devices segment by approximately $11.3 million for the quarter ended September 30, 2010 when compared to the prior year third quarter.

The decrease in income before income taxes from other corporate activities was primarily due to the increase in compensation related expenses, primarily incentive compensation incurred in the third quarter of 2010.  This increase in expense is partially offset by the $0.5 million increase in equity earnings from our PST and Minda joint ventures.

Income before income taxes by geographic location for the three months ended September 30, 2010 and 2009 is summarized in the following table (in thousands):

	Three Months Ended
	September 30,				Dollar	Percent
	2010		2009		Increase	Increase

North America	$1,879	71.6%	$486	73.7%	$1,393	286.3%
Europe and other	745	28.4	173	26.3	572	331.7%
Income before income taxes	$2,624	100.0%	$659	100.0%	$1,965	298.2%

North American income before income taxes includes interest expense of approximately $5.7 million and $5.6 million for the quarters ended September 30, 2010 and 2009, respectively.

The increase in our profitability in North America was primarily attributable to higher sales volumes within our North American commercial, automotive and agricultural vehicle markets during the quarter ended September 30, 2010.  The improved results outside North America was primarily due to higher sales volumes within our European commercial vehicle market during the quarter ended September 30, 2010.

Provision for Income Taxes. We recognized a provision for income taxes of $2.0 million, or 75.3%, and $1.5 million, or 227.9% of the pre-tax income, for federal, state and foreign income taxes for the quarters ended September 30, 2010 and 2009, respectively. As reported at December 31, 2009, the Company is in a cumulative loss position and provides a valuation allowance offsetting federal, state and certain foreign deferred tax assets.  The increase in tax expense for the three months ended September 30, 2010 compared to the same period for 2009 was primarily attributable to the improved financial performance in the U.S. and most foreign locations as well as the improved financial performance of the PST joint venture.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Net Sales. Net sales for our reportable segments, excluding inter-segment sales, for the nine months ended September 30, 2010 and 2009 are summarized in the following table (in thousands):

	Nine Months Ended
	September 30,				Dollar	Percent
	2010		2009		Increase	Increase
Electronics	$296,477	62.4%	$218,830	64.1%	$77,647	35.5%
Control Devices	178,295	37.6	122,537	35.9	55,758	45.5%
Total net sales	$474,772	100.0%	$341,367	100.0%	$133,405	39.1%

Our Electronics segment was positively affected by increased volume in our served markets by approximately $71.3 million for the nine months ended September 30, 2010 when compared to the first nine months of the prior year.  The increase in net sales for our Electronics segment was primarily due to volume increases in our North American and European commercial vehicle products.  Commercial vehicle market production volumes in North America and Europe increased by 22.8%, and 46.8%, respectively, during the nine months ended September 30, 2010 when compared to the first nine months of the prior year.  The increase in North American and European commercial vehicle production positively affected net sales in our Electronics segment for the nine months ended September 30, 2010 by approximately $32.0 million, or 30.0%, and $21.4 million, or 39.0%, respectively.  Our net sales were favorably affected by approximately $6.5 million during the nine months ended September 30, 2010 due to the inclusion of BCS.  Net sales within our Electronics segment were also favorably affected by approximately $18.5 million as a result of production volume increases in the agricultural vehicle market during the nine months ended September 30, 2010 when compared to the first nine months of 2009.  These increases were partially offset by unfavorable foreign exchange rates of approximately $1.5 million for the nine months ended September 30, 2010 when compared to the first nine months of 2009.

Our Control Devices segment was positively affected by increased volume in our served markets by approximately $49.8 million for the nine months ended September 30, 2010 when compared to the nine months ended September 30, 2009.  The increase in net sales for our Control Devices segment was primarily attributable to production volume increases at our major customers in the North American automotive vehicle market, which increased by 53.8% during the nine months ended September 30, 2010 when compared to the nine months ended September 30, 2009.  Volume increases within the automotive vehicle market of our Control Devices segment increased net sales for the nine months ended September, 2010 by approximately $45.3 million, or 45.2%, when compared to the prior year comparative period.

Net sales by geographic location for the nine months ended September 30, 2010 and 2009 are summarized in the following table (in thousands):

	Nine Months Ended
	September 30,				Dollar	Percent
	2010		2009		Increase	Increase
North America	$388,103	81.7%	$277,517	81.3%	$110,586	39.8%
Europe and other	86,669	18.3	63,850	18.7	22,819	35.7%
Total net sales	$474,772	100.0%	$341,367	100.0%	$133,405	39.1%

The North American geographic location consists of the results of our operations in the United States and Mexico.

The increase in North American net sales was primarily attributable to increased sales volume in our North American automotive and commercial vehicle markets.  These increased volume levels had a positive effect on our net sales for the nine months ended September 30, 2010 of $45.2 million and $32.0 million for our North American automotive and commercial vehicle markets, respectively.  Production volume increases within the agricultural vehicle market during the nine months ended September 30, 2010 favorably affected our North American net sales by approximately $21.6 million.  North American net sales for the nine months ended September 30, 2010 were also favorably affected by approximately $6.5 million due to the inclusion of BCS.  Our increase in net sales outside North America was primarily due to increased sales of European commercial vehicle market products, which had a positive effect on our net sales for the nine months ended September 30, 2010 of approximately $21.5 million.

Condensed consolidated statements of operations as a percentage of net sales for the nine months ended September 30, 2010 and 2009 are presented in the following table (in thousands):

	Nine Months Ended				Dollar
	September 30,				Increase/
	2010		2009		(Decrease)

Net Sales	$474,772	100.0%	$341,367	100.0%	$133,405

Costs and Expenses:
Cost of goods sold	365,595	77.0	281,413	82.4	84,182
Selling, general and administrative	92,026	19.4	80,373	23.5	11,653

Operating Income (Loss)	17,151	3.6	(20,419)	(5.9)	37,570

Interest expense, net	16,956	3.6	16,594	4.9	362
Equity in earnings of investees	(6,186)	(1.3)	(4,864)	(1.4)	(1,322)
Other expense (income), net	(1,140)	(0.2)	447	0.1	(1,587)

Income (Loss) Before Income Taxes	7,521	1.5	(32,596)	(9.5)	40,117

Provision (benefit) for income taxes	1,217	0.3	(409)	(0.1)	1,626

Net Income (Loss)	6,304	1.2	(32,187)	(9.4)	38,491

Net Loss Attributable to Noncontrolling Interest	(79)	-	-	-	(79)

Net Income (Loss) Attributable to Stoneridge, Inc. and Subsidiaries	$6,383	1.2%	$(32,187)	(9.4)%	$38,570

Cost of Goods Sold.  The decrease in cost of goods sold as a percentage of net sales was primarily due to the significant increase in volume of our European and North American commercial and automotive vehicle markets during the nine months ended September 30, 2010 when compared to the prior year period.  A portion of our cost structure is fixed in nature, such as overhead and depreciation costs.  These fixed costs combined with significantly higher net sales in the first nine months of 2010, resulted in a lower cost of goods sold as a percentage of net sales for the nine months ended September 30, 2010.  Our material cost as a percentage of net sales for our Electronics segment for the nine months ended September 30, 2010 and 2009 was 56.3% and 54.8%, respectively.  Our material cost as a percentage of net sales for the Control Devices segment decreased from 54.0% for the nine months ended September 30, 2009 to 52.6% for the nine months ended September, 30 2010.  This decrease is largely due to inventory related charges taken in 2009 as a result of lower sales volumes in our served markets.

Selling, General and Administrative Expenses.  Design and development expenses included in SG&A were $28.3 million and $24.9 million for the nine months ended September 30, 2010 and 2009, respectively.  The increase in design and development costs is a result of our customers’ new product launches in the near term. The increase in SG&A costs excluding design and development expenses was mainly due to higher employee related costs of approximately $6.7 million, primarily incentive compensation.  Our SG&A costs decreased as a percentage of net sales because of the increase in net sales recognized in the current period when compared to the prior year period.

Costs from our restructuring initiatives for the nine months ended September 30, 2010 decreased compared to the nine months ended September 30, 2009 as a result of our restructuring initiatives nearing completion.  Costs incurred during the nine months ended September 30, 2010 related to restructuring initiatives amounted to approximately $0.3 million and were comprised of one-time termination benefits and contract termination costs.  These restructuring actions were a combination of severance costs as a result of the continuation of restructuring initiatives which began in 2009 in Dundee, Scotland and related to our cancelled lease in Mitcheldean, United Kingdom.  Restructuring charges for the nine months ended September 30, 2009 were approximately $3.8 million and were primarily comprised of one-time termination benefits.  These restructuring actions were in response to the depressed conditions in the European and North American commercial vehicle markets as well as the North American automotive vehicle market.  Restructuring expenses that were general and administrative in nature were included in the Company’s condensed consolidated statements of operations as a component of SG&A, while the remaining restructuring related expenses were included in cost of goods sold.

Restructuring charges, general and administrative in nature, recorded by reportable segment during the nine months ended September 30, 2010 were as follows (in thousands):

			Total
			Consolidated
			Restructuring
	Electronics	Control Devices	Charges

Severance costs	$183	$-	$183
Contract termination costs	121	-	121
Total general and administrative restructuring charges	$304	$-	$304

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

Restructuring charges, general and administrative in nature, recorded by reportable segment during the nine months ended September 30, 2009 were as follows (in thousands):

			Total
			Consolidated
			Restructuring
	Electronics	Control Devices	Charges

Severance costs	$2,743	$984	$3,727
Contract termination costs	91	-	91
Total general and administrative restructuring charges	$2,834	$984	$3,818

Equity in Earnings of Investees.  The increase in equity earnings of investees was attributable to the increase in equity earnings recognized from our PST and Minda joint ventures.  Equity earnings for PST increased from $4.6 million for the nine months ended September 30, 2009 to $5.5 million for the nine months ended September 30, 2010. The increase primarily reflects higher volumes for PST’s product lines during the nine months ended September 30, 2010.  In addition, PST benefited from favorable foreign currency fluctuations during the nine months ended September 30, 2010 when compared to the first nine months of 2009.  Equity earnings for Minda increased from $0.2 million for the nine months ended September 30, 2009 to $0.6 million for the nine months ended September 30, 2010.

Other Expense (Income), net.  As a result of placing SPL into administration, we recognized a gain of approximately $2.3 million during the nine months ended September 30, 2010 within other expense (income), net on the condensed consolidated statement of operations.  This gain is primarily related to the reversal of the cumulative translation adjustment account, which had previously been included as a component of other comprehensive income within Shareholders’ Equity.  The gain is partially offset by foreign currency loss during the nine months ended September 30, 2010 of approximately $0.7 million when compared to the first nine months of 2009.

Income (Loss) Before Income Taxes.  Income (loss) before income taxes is summarized in the following table by reportable segment (in thousands).

	Nine Months Ended		Dollar	Percent
	September 30,		Increase /	Increase /
	2010	2009	(Decrease)	(Decrease)
Electronics (A)	$7,610	$(11,508)	$19,118	166.1%
Control Devices (A)	12,359	(10,393)	22,752	218.9%
Other corporate activities (A)	3,295	5,775	(2,480)	(42.9)%
Corporate interest expense	(15,743)	(16,470)	727	4.4%
Income (loss) before income taxes	$7,521	$(32,596)	$40,117	123.1%

(A) - Income before income taxes amount excludes the impact of placing SPL into administration during the nine months ended September 30, 2010.  As a result of placing SPL into administration, we recognized a gain within the Electronics segment of $32,512  and a loss within the Control Devices segment and other corporate activities of $473 and $32,039, respectively.  These gains and losses were primarily the result of eliminating SPL's intercompany debt and equity structure.

The increase in profitability in the Electronics reportable segment was principally related to the increased sales volume, primarily to our commercial vehicle customers for the nine months ended September 30, 2010 when compared to the first nine months of 2009.  Excluding the results of BCS, production volume increases favorably affected our Electronics segment by $71.3 million during the nine months ended September 30, 2010 when compared to the the first nine months of the prior year.  In addition, restructuring related expenses for the Electronics segment were approximately $2.5 million lower for the nine months ended September 30, 2010 when compared to the first nine months of 2009.

The increase in profitability in the Control Devices reportable segment was primarily due to increased sales volume for the nine months ended September 30, 2010 when compared to the nine months ended September 30, 2009.  Production volume increases favorably affected our net sales within the Control Devices segment by approximately $49.8 million for the nine months ended September 30, 2010 when compared to the first nine months of the prior year.

The decrease in profitability from other corporate activities was primarily due to higher employee related costs, largely incentive compensation costs incurred during the nine months ended September 30, 2010 when compared to the first nine months of 2009.

Income (loss) before income taxes by geographic location for the nine months ended September 30, 2010 and 2009 is summarized in the following table (in thousands):

	Nine Months Ended
	September 30,				Dollar	Percent
	2010		2009		Increase	Increase

North America (A)	$6,098	81.1%	$(21,643)	66.4%	$27,741	128.2%
Europe and other (A)	1,423	18.9	(10,953)	33.6	12,376	113.0%
Income (loss) before income taxes	$7,521	100.0%	$(32,596)	100.0%	$40,117	123.1%

(A) - Income before income taxes amount excludes the impact of placing SPL into administration during the nine months ended September 30, 2010.  As a result of placing SPL into administration, we recognized a gain within Europe and other and a loss within North America of $32,430.  These gains and losses were primarily the result of eliminating SPL's intercompany debt and equity structure.

North American income before income taxes includes interest expense of approximately $17.0 million and $16.6 million for the nine months ended September 30, 2010 and 2009, respectively.

Excluding the effect of the SPL administration, our North American results improved, primarily as a result of increased volume in the North American automotive and commercial vehicle markets during the nine months ended September 30, 2010 as compared to the first nine months of 2009.  Our results in Europe and other were favorably affected by our increased European commercial vehicle market sales during the current period.

Provision (Benefit) from Income Taxes. We recognized a provision for income taxes of $1.2 million, or 16.2% of pre-tax income, and a benefit of $0.4 million, or 1.3% of the pre-tax loss, for federal, state and foreign income taxes for the nine months ended September 30, 2010 and 2009, respectively. As reported at December 31, 2009, the Company is in a cumulative loss position and provides a valuation allowance offsetting federal, state and certain foreign deferred tax assets.  The increase in tax expense for the nine months ended September 30, 2010 compared to the same period for 2009 was primarily attributable to the improved financial performance in the U.S. and most foreign locations as well as the improved financial performance of the PST joint venture. That increase in tax expense for the nine months ended September 30, 2010 was partially offset with a tax benefit related to our United Kingdom operations.  As a result of placing SPL into administration, as described in Note 12, the Company recognized a tax benefit of $1.2 million during the nine months ended September 30, 2010, from the reversal of deferred tax liabilities, primarily employee benefit related, that were previously included as a component of accumulated other comprehensive income within shareholders’ equity.

Liquidity and Capital Resources

Summary of Cash Flows (in thousands):

	Nine Months Ended		Dollar
	September 30,		Increase /
	2010	2009	(Decrease)
Net cash provided by (used for):
Operating activities	$3,232	$(2,578)	$5,810
Investing activities	(10,392)	(8,691)	(1,701)
Financing activities	1,230	(50)	1,280
Effect of exchange rate changes on cash and cash equivalents	(1,083)	3,069	(4,152)
Net change in cash and cash equivalents	$(7,013)	$(8,250)	$1,237

The increase in net cash provided by operating activities was due to higher net income during the nine months ended September 30, 2010.  This was partially offset by higher working capital funding requirements, primarily accounts receivable balances.  Our higher accounts receivable balance at September 30, 2010 was attributable to the higher sales volume in the current period.  Our receivable terms and collections rates have remained consistent between periods presented.  As our served markets improve we expect that our working capital requirements will continue to increase accordingly.

The increase in net cash used for investing activities reflects an increase in cash used for capital projects of approximately $1.6 million.  Our 2009 capital expenditures were historically lower than normal as a result of our customers delaying product launches.  We expect our future capital expenditures to increase from 2009 levels and be more consistent with our historical expenditures.

The increase in net cash provided by financing activities was primarily due to cash received from borrowings on the BCS master revolving note (the “Revolver”) and the term loan that our subsidiary located in Suzhou, China (“Suzhou”) entered into.

Management will continue to focus on reducing its weighted average cost of capital and believes that cash flows from operations and the availability of funds from our asset-based credit facility will provide sufficient liquidity to meet our future growth and operating needs.

On September 20, 2010, we commenced a tender offer to purchase for cash any and all of our 11.5% senior notes due May 1, 2012.  The consent payment deadline was October 1, 2010 and the tender offer expired on October 18, 2010.  For senior notes tendered before the consent payment deadline, the note holders received $1,002.50 for each $1,000.00 of principal amount of notes tendered.  There was $109.7 million of senior notes tendered prior to the consent payment deadline and an additional $0.2 million was tendered after the consent payment deadline, but before the tender offer deadline.  Holders tendering senior notes after the consent payment deadline are eligible to receive only the tender offer consideration of $1,000.00 per $1,000.00 principal amount of senior notes.  On November 4, 2010 all senior notes which were not tendered will be redeemed by us at par.

On October 4, 2010, we issued $175.0 million of senior secured notes.  These senior secured notes bear interest at an annual rate of 9.5% and mature on October 15, 2017.  The senior secured notes were offered only to qualified institutional buyers and outside the U.S. in accordance with Rule 144A and Regulation S, respectively, under the Securities Act of 1933.  The senior secured notes were issued at a 2.5% discount to the initial purchasers.  We will accrete this discount using the effective interest method over the life of the senior secured notes.  The senior secured notes are redeemable, at our option, beginning October 15, 2014 at 104.75%.  Interest payments commence on April 15, 2011 and are payable on April 15 and October 15 of each year, thereafter.  The senior secured notes indenture limits our and our restricted subsidiaries amount of  indebtedness, restricts certain payments and includes various other non-financial restrictive covenants.  The senior secured notes are guaranteed by all of our existing domestic restricted subsidiaries.  All other restricted subsidiaries that guarantee any of our or our guarantors’ indebtedness will also guarantee the senior secured notes.

On October 4, 2010, we entered into a fixed-to-variable interest rate swap agreement (the “Swap”) with a notional amount of $45.0 million.  The Swap was designated as a fair value hedge of the fixed interest rate obligation under our $175.0 million 9.5% senior secured notes due October 15, 2017.  We pay variable interest equal to the six-month LIBOR plus 7.19% and we receive a fixed interest rate of 9.5% under the Swap.  The critical terms of the Swap match the terms of the senior secured notes, including maturity of October 15, 2017, resulting in no hedge ineffectiveness.

As outlined in Note 6 to our condensed consolidated financial statements, our asset-based credit facility (the “credit facility”) permits borrowing up to a maximum level of $100.0 million.  At September 30, 2010, there were no borrowings on the credit facility.  The available borrowing capacity on the credit facility is based on eligible current assets, as defined.  At September 30, 2010, the Company had borrowing capacity of $72.4 million based on eligible current assets.  The credit facility does not contain financial performance covenants which would constrain our borrowing capacity. However, restrictions do include limits on capital expenditures, operating leases, dividends and investment activities in a negative covenant which limits investment activities to $15.0 million minus certain guarantees and obligations.  The Company was in compliance with all covenants at September 30, 2010.  In connection with the senior secured notes issuance, we entered into an Amended and Restated Credit and Security Agreement on September 20, 2010.  The Amended and Restated Credit and Security Agreement which became effective on October 4, 2010 (i) provided certain consents necessary for the issuance of the senior secured notes, (ii) extended the expiration date of the credit facility to November 1, 2012 and (iii) granted the facility agent, for the benefit of the lenders, second priority liens and security interests in the collateral subject to first priority liens and security interests in favor of the collateral agent for the holders of the senior secured notes.

The BCS Revolver permits borrowing up to a maximum level of $3.0 million.  On September 29, 2010, BCS amended the Revolver to extend the maturity date to September 29, 2011 and reduced the interest rate margin to 2.0%.  At September 30, 2010, BCS had approximately $1.2 million in borrowings outstanding on the Revolver, which is included on the condensed consolidated balance sheet as a component of accrued expenses and other current liabilities. Interest is payable monthly at the prime referenced rate plus a 2.0% margin.  At September 30, 2010 the interest rate on the Revolver was 5.25%.  The Company is a guarantor as it relates to the Revolver.

The Suzhou term loan is in the amount of 4,690 Chinese Yuan, which was approximately $0.7 at September 30, 2010 and is included on the condensed consolidated balance sheet as a component of accrued expenses and other current liabilities.   The term loan matures on August 5, 2011.  Interest is payable quarterly at the one-year lending rate published by The People’s Bank of China multiplied by 110.0%.  At September 30, 2010, the interest rate on the term loan was 5.84%.

As part of our 2009 acquisition of BCS, we may be required to make additional payments to the previous owners of BCS for our 51% membership interest based on BCS achieving financial performance targets as defined by the purchase agreement.  The maximum amount of additional payments to the prior owners of BCS is $3.2 million per year in 2011, 2012 and 2013 and are contingent upon BCS achieving profitability targets based on earnings before interest, income taxes, depreciation and amortization in each of the years 2010, 2011 and 2012. In addition, we may be required to make additional payments to BCS of approximately $0.5 million in 2011 and 2012 based on BCS achieving annual revenue targets in 2010 and 2011, respectively.  We recorded $0.9 million, which represents the fair value of the estimated future additional payments to the prior owners of BCS as of the acquisition date, December 31, 2009 and September 30, 2010 on the condensed consolidated balance sheet as a component of other long-term liabilities.  The purchase agreement provides us with the option to purchase the remaining 49% interest in BCS in 2013 at a price determined in accordance with the purchase agreement.  If we do not exercise this option the minority owners of BCS have the option in 2014 to purchase our 51% interest in BCS at a price determined in accordance with the purchase agreement or to jointly market BCS for sale.

We have significant U.S. federal income tax net operating loss carryforwards and research credit carryforwards. The Internal Revenue Code of 1986, as amended, imposes an annual limitation on the ability of a corporation that undergoes an “ownership change” to use its net operating loss and credit carryforwards to reduce its tax liability. As a result of the possible secondary offering of our common shares discussed in the Note 17 to the condensed consolidated financial statements, the likelihood that we may experience an ownership change will increase significantly. Our use of our net operating loss and credit carryforwards could be limited by the annual limitation, which could subject us to U.S. federal income taxes on an accelerated basis.

At September 30, 2010, we had a cash and cash equivalents balance of approximately $84.9 million, of which $46.1 million was held domestically and $38.8 million was held in foreign locations.  None of our cash balance was restricted at September 30, 2010.

As a result of placing SPL into administration during the nine months ended September 30, 2010, our defined benefit plan was settled.  As a result of this settlement there will be no further funding of the defined benefit plan.  During the fourth quarter of 2010 we will have either accepted tenders for, or redeemed, $183.0 million of our outstanding 11.5% senior notes due 2012 (the "Old Notes").  In addition, in October 2010 we issued $175.0 million of new 9.5% senior secured notes due October 15, 2017 and used the proceeds from that issuance and availalbe cash to fund the aforementioned tender offer and redemption of the Old Notes. There have been no other material changes to the table of contractual obligations presented in Part II, Item 7 (“Liquidity and Capital Resources”) of the Company’s 2009 Form 10-K.

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

Forward-Looking Statements

Portions of this report contain “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, with respect to, among other things, our (i) future product and facility expansion, (ii) acquisition strategy, (iii) investments and new product development, and (iv) growth opportunities related to awarded business.  Forward-looking statements may be identified by the words “will,” “may,” “should,” “designed to,” “believes,” “plans,” “projects,” “intends,” “expects,” “estimates,” “anticipates,” “continue,” and similar words and expressions.  The forward-looking statements in this report are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other factors:

•	the loss or bankruptcy of a major customer;
•	the costs and timing of facility closures, business realignment, or similar actions;
•	a significant change in commercial vehicle, automotive, agricultural or off-highway vehicle production;
•	our ability to achieve cost reductions that offset or exceed customer-mandated selling price reductions;
•	a significant change in general economic conditions in any of the various countries in which we operate;
•	labor disruptions at our facilities or at any of our significant customers or suppliers;
•	the ability of our suppliers to supply us with parts and components at competitive prices on a timely basis;

•	the amount of our indebtedness and the restrictive covenants contained in the agreements governing our indebtedness, including our credit facility and the senior secured notes;
•	customer acceptance of new products;
•	capital availability or costs, including changes in interest rates or market perceptions;
•	the failure to achieve the successful integration of any acquired company or business;
•	the occurrence or non-occurrence of circumstances beyond our control; and
•	the items described in Part II, Item IA (“Risk Factors”).

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, an evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the PEO and PFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors.

Set forth below are some of the principal risks and uncertainties that could cause our actual business results to differ materially from any forward-looking statements contained in this Quarterly Report. In addition, future results could be materially affected by general industry and market conditions, changes in laws or accounting rules, general U.S. and non-U.S. economic and political conditions, including a global economic slow-down, fluctuation of interest rates or currency exchange rates, terrorism, political unrest or international conflicts, political instability or major health concerns, natural disasters, commodity prices or other disruptions of expected economic and business conditions. These risk factors should be considered in addition to our cautionary comments concerning forward-looking statements in this Quarterly Report, including statements related to markets for our products and trends in our business that involve a number of risks and uncertainties. Our separate section, "Forward-Looking Statements," on page 40 should be considered in addition to the following statements.

Our business is cyclical and seasonal in nature and downturns in the medium- and heavy-duty truck, automotive, agricultural and off-highway vehicle markets could reduce the sales and profitability of our business.

The demand for our products is largely dependent on the domestic and foreign production of medium- and heavy-duty trucks, automotive, agricultural and off-highway vehicles. The markets for our products have historically been cyclical, because new vehicle demand is dependent on, among other things, consumer spending and is tied closely to the overall strength of the economy. Because our products are used principally in the production of vehicles for the medium- and heavy-duty truck, automotive, agricultural and off-highway vehicle markets, our net sales, and therefore our results of operations, are significantly dependent on the general state of the economy and other factors which affect these markets. A decline in medium- and heavy-duty truck, automotive, agricultural and off-highway vehicle production could adversely impact our results of operations and financial condition. In 2009, approximately 67% of our net sales were derived from the medium- and heavy-duty truck, agricultural and off-highway vehicle markets and approximately 33% were derived from the automotive market. Seasonality experienced by the automotive industry also impacts our operations.

We may not realize sales represented by awarded business.

We base our growth projections, in part, on commitments made by our customers. These commitments generally renew annually during a program life cycle. Failure of actual production orders from our customers to approximate these commitments could have a material adverse effect our business, financial condition or results of operations.

The prices that we can charge some of our customers are predetermined and we bear the risk of costs in excess of our estimates, in addition to the risk of adverse effects resulting from general customer demands for cost reductions and quality improvements.

Our supply agreements with some of our customers require us to provide our products at predetermined prices. In some cases, these prices decline over the course of the contract and may require us to meet certain productivity and cost reduction targets. In addition, our customers may require us to share productivity savings in excess of our cost reduction targets. The costs that we incur in fulfilling these contracts may vary substantially from our initial estimates. Unanticipated cost increases or the inability to meet certain cost reduction targets may occur as a result of several factors, including increases in the costs of labor, components or materials. In some cases, we are permitted to pass on to our customers the cost increases associated with specific materials. Cost overruns that we cannot pass on to our customers could adversely affect our business, financial condition or results of operations.

OEMs have exerted considerable pressure on component suppliers to reduce costs, improve quality and provide additional design and engineering capabilities and continue to demand and receive price reductions and measurable increases in quality through their use of competitive selection processes, rating programs, and various other arrangements. We may be unable to generate sufficient production cost savings in the future to offset required price reductions. Additionally, OEMs have generally required component suppliers to provide more design engineering input at earlier stages of the product development process, the costs of which have, in some cases, been absorbed by the suppliers. Future price reductions, increased quality standards and additional engineering capabilities required by OEMs may reduce our profitability and have a material adverse effect on our business, financial condition or results of operations.

We are dependent on the availability and price of raw materials and other supplies.

We require substantial amounts of raw materials and other supplies and substantially all such materials we require are purchased from outside sources. The availability and prices of raw materials and other supplies may be subject to curtailment or change due to, among other things, new laws or regulations, suppliers’ allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and worldwide price levels. As demand for raw materials and other supplies increases as a result of a recovering economy, we may have difficulties obtaining adequate raw materials and other supplies from our suppliers to satisfy our customers. At times, we have experienced difficulty obtaining adequate supplies of semiconductors and memory chips for our Electronics segment and nylon and resins for our Control Devices segment. If we cannot obtain adequate raw materials and other supplies or if we experience an increase in the price of raw materials and other supplies, our business, financial condition or results of operations could be materially adversely affected.

The loss or insolvency of any of our major customers would adversely affect our future results.

We are dependent on several principal customers for a significant percentage of our net sales. In 2009, our top three customers were Navistar International Corp., Deere & Company and Ford Motor Company, which comprised 27%, 12% and 9% of our net sales, respectively. In 2009, our top ten customers accounted for 69% of our net sales. The loss of any significant portion of our sales to these customers or any other customers would have a material adverse impact on our results of operations and financial condition. The contracts we have entered into with many of our customers provide for supplying the customers’ requirements for a particular model, rather than for manufacturing a specific quantity of products. Such contracts range from one year to the life of the model, which is generally three to seven years. These contracts are subject to renegotiation, which may affect product pricing and generally may be terminated by our customers at any time. Therefore, the loss of a contract for a major model or a significant decrease in demand for certain key models or any group of related models sold by any of our major customers could have a material adverse impact on our results of operations and financial condition by reducing cash flows and our ability to spread costs over a larger revenue base. We also compete to supply products for successor models and are subject to the risk that the customer will not select us to produce products on any such model, which could have a material adverse impact on our business, financial condition or results of operations. In addition, we have significant receivable balances related to these customers and other major customers that would be at risk in the event of their bankruptcy.

Consolidation among vehicle parts customers and suppliers could make it more difficult for us to compete successfully.

The vehicle part supply industry has undergone a significant consolidation as OEM customers have sought to lower costs, improve quality and increasingly purchase complete systems and modules rather than separate components. As a result of the cost focus of these major customers, we have been, and expect to continue to be, required to reduce prices. Because of these competitive pressures, we cannot assure you that we will be able to increase or maintain gross margins on product sales to our customers. The trend toward consolidation among vehicle parts suppliers is resulting in fewer, larger suppliers who benefit from purchasing and distribution economies of scale. If we cannot achieve cost savings and operational improvements sufficient to allow us to compete successfully in the future with these larger, consolidated companies, our business, financial condition or results of operations could be adversely affected.

The emergence of significant competitors from bankruptcy may adversely affect us.

Certain of our significant competitors filed for bankruptcy protection and, recently, a few of our significant competitors, including Delphi Automotive LLP, emerged from bankruptcy protection. The bankruptcy protection afforded to these competitors has allowed them to eliminate or substantially reduce contractual obligations, including significant amounts of debt, and avoid liabilities. The elimination or reduction of these obligations has made these competitors stronger financially, which could have an adverse effect on our competitive position and results of operations. The emergence of other significant competitors from bankruptcy protection could have further adverse effects on our competitive position and our business, financial condition or results of operations.

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

In addition, network and information system shutdowns caused by unforeseen events such as power outages, disasters, hardware or software defects, computer viruses and computer security violations pose increasing risks. Such an event could also result in the disruption of our operations, delay production, shipments and revenue, and result in large expenditures necessary to repair or replace such network and information systems.

We must implement and sustain a competitive technological advantage in producing our products to compete effectively.

Our products are subject to changing technology, which could place us at a competitive disadvantage relative to alternative products introduced by competitors. Our success will depend on our ability to continue to meet customers’ changing specifications with respect to quality, service, price, timely delivery and technological innovation by implementing and sustaining competitive technological advances. Our business may, therefore, require significant ongoing and recurring additional capital expenditures and investment in product development and manufacturing and management information systems. We cannot assure you that we will be able to achieve the technological advances or introduce new products that may be necessary to remain competitive. Our inability to continuously improve existing products, to develop new products and to achieve technological advances could have a material adverse effect on our business, financial condition or results of operations.

We may experience increased costs and other disruptions to our business associated with labor unions.

As of June 30, 2010, we had approximately 5,800 employees, approximately 1,600 of whom were salaried and the balance of whom were paid on an hourly basis. Although we have no collective bargaining agreements covering U.S. employees, certain employees located in Estonia, France, Mexico, Spain, Sweden and the United Kingdom either (1) are represented by a union and are covered by a collective bargaining agreement or (2) are covered by works council or other employment arrangements required by law. We cannot assure you that other of our employees will not be represented by a labor organization in the future or that any of our facilities will not experience a work stoppage or other labor disruption. Any work stoppage or other labor disruption involving our employees, employees of our customers (many of which customers have employees who are represented by unions), or employees of our suppliers could have a material adverse effect on our business, financial condition or results of operations by disrupting our ability to manufacture our products or reducing the demand for our products.

Compliance with environmental and other governmental regulations could be costly and require us to make significant expenditures.

Our operations are subject to various federal, state, local and foreign laws and regulations governing, among other things:

•	the discharge of pollutants into the air and water;
•	the generation, handling, storage, transportation, treatment, and
•	disposal of waste and other materials; the cleanup of contaminated properties; and the health and safety of our employees.

Our business, operations and facilities are subject to environmental and health and safety laws and regulations, many of which provide for substantial fines for violations. The operation of our manufacturing facilities entails risks and we cannot assure you that we will not incur material costs or liabilities in connection with these operations. In addition, potentially significant expenditures could be required in order to comply with evolving environmental, health and safety laws, regulations or requirements that may be adopted or imposed in the future. Changes in environmental, health and safety laws, regulations and requirements or other governmental regulations could increase our cost of doing business or adversely affect the demand for our products.

We also may be required to investigate or clean up contamination resulting from past or current uses of our properties. At our Sarasota, Florida facility, for example, groundwater contamination caused by previous operations will likely require future investigation and/or cleanup. Based on current information, we do not believe this matter will have a material adverse impact on our business, financial condition or results of operations, but we cannot assure you that this matter or other matters involving environmental contamination will not have such an impact.

We may incur material product liability costs.

We may be subject to product liability claims in the event that the failure of any of our products results in personal injury or death and we cannot assure you that we will not experience material product liability losses in the future. We maintain insurance against such product liability claims, but we cannot assure you that such coverage will be adequate for liabilities ultimately incurred or that it will continue to be available on terms acceptable to us. In addition, if any of our products prove to be defective, we may be required to participate in government-imposed or customer OEM-instituted recalls involving such products. A successful claim brought against us that exceeds available insurance coverage or a requirement to participate in any product recall could have a material adverse effect on our business, financial condition or results of operations.

Increased or unexpected product warranty claims could adversely affect us.

We provide our customers a warranty covering workmanship, and in some cases materials, on products we manufacture. Our warranty generally provides that products will be free from defects and adhere to customer specifications. If a product fails to comply with the warranty, we may be obligated or compelled, at our expense, to correct any defect by repairing or replacing the defective product. We maintain warranty reserves in an amount based historical trends of units sold and payment amounts combined with our current understanding of the status of existing claims. To estimate the warranty reserves, we must forecast the resolution of existing claims, as well as expected future claims on products previously sold. The amounts estimated to be due and payable could differ materially from what we may ultimately be required to pay. An increase in the rate of warranty claims or the occurrence of unexpected warranty claims could have a material adverse effect on our customer relations and our financial condition or results of operations.

Disruptions in the financial markets are adversely impacting the availability and cost of credit which could negatively affect our business.

The credit facility has a maximum borrowing level of $100.0 million and is scheduled to expire on November 1, 2012. We will need to refinance the credit facility prior to its expiration. Disruptions in the financial markets, including the bankruptcy, insolvency or restructuring of certain financial institutions, and the general lack of liquidity continue to adversely impact the availability and cost of credit for many companies, including us. We may be required to refinance the credit facility at terms and rates that are less favorable than our current terms and rates, which could adversely affect our business, financial condition or results of operations.

Our significant debt obligations could limit our flexibility in managing our business and expose us to risks.

We are highly leveraged. As of September 30, 2010, after giving effect to the issuance of the senior secured notes and application of the proceeds therefrom, together with a portion of our cash on hand, to retire the Old Notes, we would have had approximately $177.3 million of indebtedness outstanding. In addition, we are permitted under the credit facility and the indenture governing the senior secured notes to incur additional debt, subject to specified limitations. Our high degree of leverage and the terms of our indebtedness may have important consequences to holders of our securities, including the following:

•	we may have difficulty satisfying our obligations with respect to our indebtedness, and if we fail to comply with these requirements, an event of default could result;
•
we may be required to dedicate a substantial portion of our cash flow from operations to required payments on indebtedness, thereby reducing the availability of cash flow for working capital, capital expenditures and other general corporate activities;

•	covenants relating to our debt may limit our ability to obtain additional financing for working capital, capital expenditures and other general corporate activities;
•	covenants relating to our debt may limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	we may be more vulnerable than our competitors to the impact of economic downturns and adverse developments in our business; and
•	we may be placed at a competitive disadvantage against any less leveraged competitors.

These and other consequences of our substantial leverage and the terms of our indebtedness could have a material adverse effect on our business, financial condition or results of operations.

Restrictive covenants in the credit facility and the indenture governing the senior secured notes may limit our ability to pursue our business strategies.

The credit facility and the indenture governing the senior secured notes limit our ability to, among other things:

•	incur additional debt and guarantees;
•	pay dividends and repurchase our stock;
•	make other restricted payments, including investments;
•	create liens;
•	sell or otherwise dispose of assets, including capital stock of subsidiaries;
•	enter into agreements that restrict dividends from subsidiaries;
•	enter into transactions with our affiliates;
•	consolidate, merge or sell or otherwise dispose of all or substantially all of our assets; and
•	substantially change the nature of our business.

The agreement governing the credit facility also requires us to maintain a ratio of (1) consolidated EBITDA, as defined in the credit facility, less specified items to (2) consolidated fixed charges, as defined in the credit facility, of at least 1.10 to 1.00 whenever undrawn availability under the credit facility is less than $20 million. Our ability to comply with this fixed charge coverage ratio requirement, as well as the restrictive covenants under the terms of our indebtedness, may be affected by events beyond our control.

The restrictions contained in the indenture governing the senior secured notes and the agreement governing the credit facility could:

•	limit our ability to plan for or react to market conditions or meet capital needs or otherwise restrict our activities or business plans; and
•	adversely affect our ability to finance our operations, strategic acquisitions, investments or alliances or other capital needs or to engage in other business activities that would be in our interest.

 A breach of any of the restrictive covenants under our indebtedness or our inability to comply with the fixed charge coverage ratio requirement in the credit facility could result in a default under the agreement governing the credit facility and the indenture governing the senior secured notes. If a default occurs, holders of the senior secured notes could declare all principal and interest to be due and payable, the lenders under the credit facility could elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable and terminate any commitments they have to provide further borrowings, and holders of the senior secured notes and the credit facility lenders could pursue foreclosure and other remedies against us and our assets.

We may not be able to generate sufficient cash flows to meet our debt service obligations.

Our ability to make scheduled payments on, or to refinance, our obligations with respect to our indebtedness will depend on our financial and operating performance, which in turn will be affected by general economic conditions and by financial, competitive, regulatory and other factors beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future sources of capital will be available to us in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. If we are unable to generate sufficient cash flow to satisfy our debt obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot assure you that any refinancing would be possible, that any assets could be sold or, if sold, of the timing of the sales and the amount of proceeds that may be realized from those sales, or that additional financing could be obtained on acceptable terms, if at all. The credit facility and the indenture governing the senior secured notes restrict our ability to dispose of assets and use the proceeds from the disposition. Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms, would materially and adversely affect our business, financial condition and results of operations.

If we cannot make scheduled payments on our debt, we will be in default and, as a result, holders of the senior secured notes could declare all outstanding principal and interest to be due and payable, the lenders under the credit facility could terminate their commitments to lend us money, holders of the senior secured notes and the lenders under the credit facility could foreclose on or exercise other remedies against the assets securing the senior secured notes and borrowings under the credit facility and we could be forced into bankruptcy, liquidation or other insolvency proceedings, which, in each case, could result in your losing your investment in the Common Shares.

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

Additionally, to the extent any portion of our net sales and expenses are denominated in currencies other than the U.S. dollar, changes in exchange rates could have a material adverse effect on our results of operations or financial condition.

We face risks arising from our equity investments in companies that we do not control.

Our consolidated results of operations include significant equity earnings from unconsolidated subsidiaries. For the year ended December 31, 2009, we recognized $7.8 million of equity earnings and received $7.3 million in cash dividends from our unconsolidated joint ventures, PST and Minda. Our ability to direct the operations of these entities is limited because we do not own a majority interest in either of them and we are bound by the terms of shareholder agreements with our joint venture partners. The performance of these joint ventures could also be adversely affected by disagreements between us and our joint venture partners, and sales of our equity interests in these entities are subject to rights of first refusal and other contractual limitations.

Our annual effective tax rate could be volatile and materially change as a result of changes in the mix of earnings and other factors.

Our overall effective tax rate is equal to our total tax expense as a percentage of our total earnings before tax. However, tax expense and benefits are not recognized on a global basis, but rather on a jurisdictional or legal entity basis. Losses in certain jurisdictions may not provide a current financial statement tax benefit. As a result, changes in the mix of earnings between jurisdictions, among other factors, could have a significant impact on our overall effective tax rate.

If we fail to protect our intellectual property rights or maintain our rights to use licensed intellectual property or are found liable for infringing the rights of others, our business could be adversely affected.

Our intellectual property, including our patents, trademarks, copyrights, trade secrets and license agreements, are important in the operation of our businesses, and we rely on the patent, trademark, copyright and trade secret laws of the United States and other countries, as well as nondisclosure agreements, to protect our intellectual property rights. We may not, however, be able to prevent third parties from infringing, misappropriating or otherwise violating our intellectual property, breaching any nondisclosure agreements with us, or independently developing technology that is similar or superior to ours and not covered by our intellectual property. Any of the foregoing could reduce any competitive advantage we have developed, cause us to lose sales or otherwise harm our business. We cannot assure you that any intellectual property will provide us with any competitive advantage or will not be challenged, rejected, cancelled, invalidated or declared unenforceable. In the case of pending patent applications, we may not be successful in securing issued patents, or securing patents that provide us with a competitive advantage for our businesses. In addition, our competitors may design products around our patents that avoid infringement and violation of our intellectual property rights.

We cannot be certain that we have rights to use all intellectual property used in the conduct of our businesses or that we have complied with the terms of agreements by which we acquire such rights, which could expose us to infringement, misappropriation or other claims alleging violations of third party intellectual property rights. Third parties have asserted and may assert or prosecute infringement claims against us in connection with the services and products that we offer, and we may or may not be able to successfully defend these claims. Litigation, either to enforce our intellectual property rights or to defend against claims regarding intellectual property rights of others, could result in substantial costs and in a diversion of our resources. Any such claims and resulting litigation could require us to enter into licensing agreements (if available on acceptable terms or at all), pay damages and cease making or selling certain products and could result in a loss of our intellectual property protection. Moreover, we may need to redesign some of our products to avoid future infringement liability. We also may be required to indemnify customers or other third parties at significant expense in connection with such claims and actions. Any of the foregoing could have a material adverse effect on our business, financial condition or results of operations.

Our inability to recover from natural or man-made disasters or similar events could adversely affect our business.

Our business and financial results may be affected by certain events that we cannot anticipate or that are beyond our control, such as natural or man-made disasters, national emergencies, significant labor strikes, work stoppages, political unrest, war or terrorist activities that could curtail production at our facilities and cause delayed deliveries and canceled orders. In addition, we purchase components, raw materials, information technology and other services from numerous suppliers, and, even if our facilities are not directly affected by such events, we could be affected by interruptions at such suppliers. Such suppliers may not be able to quickly recover from such events and may be subject to additional risks such as financial problems that limit their ability to conduct their operations. We cannot assure you that we will have insurance to adequately compensate us for any of these events.

Our business is very competitive and increased competition could reduce our sales.

The markets for our products are highly competitive. We compete based on quality, service, price, performance, timely delivery and technological innovation. Many of our competitors are more diversified and have greater financial and other resources than we do. In addition, with respect to certain of our products, some of our competitors are divisions of our OEM customers. We cannot assure you that our business will not be adversely affected by competition or that we will be able to maintain our profitability if the competitive environment changes.

We may not be able to successfully integrate acquisitions into our business or may otherwise be unable to benefit from pursuing acquisitions.

Failure to successfully identify, complete and/or integrate selective acquisitions could have a material adverse effect on us. A portion of our growth in sales and earnings has been generated from acquisitions and subsequent improvements in the performance of the businesses acquired. We expect to continue a strategy of selectively identifying and acquiring businesses with complementary products. We cannot assure you that any business acquired by us will be successfully integrated with our operations or prove to be profitable. We could incur substantial indebtedness in connection with our acquisition strategy, which could significantly increase our interest expense. Covenant restrictions relating to such indebtedness could restrict our ability to pay dividends, fund capital expenditures and consummate additional acquisitions. We anticipate that acquisitions could occur in geographic markets, including foreign markets, in which we do not currently operate. As a result, the process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of existing operations. Any failure to successfully integrate such acquisitions could have a material adverse impact on our business, financial condition or results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Reference is made to the separate “Index to Exhibits” filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONERIDGE, INC.

Date: October 26, 2010	/s/ John C. Corey
John C. Corey President and Chief Executive Officer
(Principal Executive Officer)

Date: October 26, 2010	/s/ George E. Strickler
George E. Strickler
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit

4.1
Senior Secured Notes Indenture dated as of October 4, 2010 among Stoneridge, Inc. as Issuer, Stoneridge Control Devices, Inc. and Stoneridge Electronics, Inc., as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 6, 2010).

4.2
First Supplemental Indenture to Indenture dated as of October 4, 2010 among Stoneridge, Inc., Stoneridge Control Devices, Inc., Stoneridge Electronics, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 6, 2010).

10.1
Amended and Restated Credit and Security Agreement dated as of September 20, 2010 by and among Stoneridge, Inc., Stoneridge Control Devices, Inc. and Stoneridge Electronics, Inc., as Borrowers, the Lending Institutions Named Therein as Lenders, PNC Bank, National Association, Comerica Bank, JPMorgan Chase Bank, N.A. and Fifth Third Bank, as lenders, filed herewith.

10.2
Letter agreement dated October 7, 2010 by and among Stoneridge, Inc. and certain members of, or trustees of trusts for the benefit of members of the D.M. Draime family (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 12, 2010).

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