Form 10-K
period 2010-12-31
STONERIDGE INC
filed 2011-02-25
CIK 1043337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

As of June 30, 2010, the aggregate market value of the registrant’s Common Shares, without par value, held by non-affiliates of the registrant was approximately $120.2 million.  The closing price of the Common Shares on June 30, 2010 as reported on the New York Stock Exchange was $7.59 per share.  As of June 30, 2010, the number of Common Shares outstanding was 25,440,338.

The number of Common Shares, without par value, outstanding as of February 8, 2011 was 25,994,265.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2011, into Part III, Items 10, 11, 12, 13 and 14.

i

PART I

Item 1.  Business.

Overview

Founded in 1965, Stoneridge, Inc. (the “Company”) is a global designer and manufacturer of highly engineered electrical and electronic components, modules and systems for the commercial vehicle, automotive, agricultural and off-highway vehicle markets.  Our products and systems are critical elements in the management of mechanical and electrical systems to improve overall vehicle performance, convenience and monitoring in areas such as emissions control, fuel efficiency, safety and security.  Our extensive footprint, including our joint ventures, encompasses more than 25 locations in 14 countries and enables us to supply global and regional commercial vehicle, automotive, agricultural and off-highway vehicle manufactures around the world.  Our custom-engineered products and systems are used to activate equipment and accessories, monitor and display vehicle performance and control, and distribute electrical power and signals. Our product offerings consist of (i) vehicle instrumentation systems, (ii) vehicle management electronics, (iii) application-specific switches and actuators, (iv) sensors and (v) power and signal distribution systems.  We supply our products, predominantly on a sole-source basis, to many of the world’s leading commercial vehicle and automotive original equipment manufacturers, (“OEMs”), and select non-vehicle OEMs, as well as certain commercial vehicle and automotive tier one suppliers.  These OEMs are increasingly utilizing electronic technology to comply with more stringent regulations (particularly emissions and safety) and to meet end-user demand for improved vehicle performance and greater convenience. As a result, per-vehicle electronic content has been increasing.  Our technology and our partnership-oriented approach to product design and development enables us to develop next-generation products and to excel in the transition from mechanical-based components and systems to electrical and electronic components, modules and systems.

Products

We conduct our business in two reportable segments: Electronics and Control Devices. The Company’s operating segments are aggregated based on sharing similar economic characteristics.  Other aggregation factors include the nature of the products offered and management and oversight responsibilities.   The core products of the Electronics reportable segment include vehicle electrical power and distribution systems and electronic instrumentation and information display products. The core products of the Control Devices reportable segment include sensors, electronic and electrical switch products, valves and control actuation devices.  We design and manufacture the following vehicle products:

Electronics. Our Electronics segment designs and manufactures electronic instrument clusters, electronic control units, driver information systems and electrical distribution systems (primarily wiring harnesses and connectors for electrical power and signal distribution). These products collect, store and display vehicle information such as speed, pressure, maintenance data, trip information, operator performance, temperature, distance traveled and driver messages related to vehicle performance. In addition, power distribution systems regulate, coordinate and direct the operation of the electrical system within a vehicle. These products use state-of-the-art hardware, software and multiplexing technology and are sold principally to the commercial vehicle, agricultural and off-highway vehicle markets. We also assemble entire instrument panels for the medium and heavy-duty truck markets that are configured specifically to the OEM customer’s specifications.

Control Devices. Our Control Devices segment designs and manufactures products that monitor, measure or activate specific functions within a vehicle. This segment includes product lines such as sensors, switches, valves, and actuators, as well as other electronic products. Sensor products are employed in major vehicle systems such as the emissions, safety, powertrain, braking, climate control, steering and suspension systems. Switches transmit signals that activate specific functions. Our switch technology is principally used in two capacities, user-activated and hidden. User-activated switches are used by a vehicle’s operator or passengers to manually activate headlights, rear defrosters and other accessories. Hidden switches are not typically visible to vehicle operators or passengers and are engaged to activate or deactivate selected functions as part of normal vehicle operations, such as brake lights. In addition, our Control Devices segment designs and manufactures electromechanical actuator products that enable OEMs to deploy power functions in a vehicle and can be designed to integrate switching and control functions. We sell these products principally to the automotive market.

The following table sets forth for the periods indicated, the percentage of net sales attributable to our product categories and reportable segments for the years ended December 31:

Product Category	Segment	2010	2009	2008

Vehicle electrical power & distribution systems	Electronics	41%	40%	40%
Electronic instrumentation & information display products	Electronics	22	23	29
Total Electronics		63%	63%	69%

Switch & position sensors	Control Devices	20%	19%	17%
Actuator & temperature, pressure & speed sensors	Control Devices	17	18	14
Total Control Devices		37%	37%	31%

Our products and systems are sold to numerous OEM and tier one supplier customers, in addition to aftermarket suppliers, for use on many different vehicle platforms.  We supply multiple different parts to many of our principal customers under requirements contracts for a particular model.  These contracts range in duration from one year to the production life of the model, which commonly extends for three to seven years.  Approximately 68%, 67% and 70% of our net sales in 2010, 2009 and 2008, respectively, were derived from the commercial, agricultural and off-highway vehicle markets.  Approximately 32%, 33% and 30% of our net sales in 2010, 2009 and 2008, respectively, were made to the automotive market.

For further information related to our reportable segments and financial information about geographic areas, see Note 12, “Segment Reporting,” to the consolidated financial statements included in this report.

Production Materials

The principal production materials used in the manufacturing process for both reportable segments include: copper wire, zinc, cable, resins, plastics, printed circuit boards, and certain electrical components such as microprocessors, memory devices, resistors, capacitors, fuses, relays and connectors.  We purchase such materials pursuant to both annual contract and spot purchasing methods.  Such materials are available from multiple sources, but we generally establish collaborative relationships with a qualified supplier for each of our key production materials in order to lower costs and enhance service and quality.  As global demand for our production materials increases, we may have difficulties obtaining adequate production materials from our suppliers to satisfy our customers.  Any extended period of time for which we cannot obtain adequate production material or which we experience an increase in the price of production material could materially affect our results of operations and financial condition.

Patents and Intellectual Property

We maintain and have pending various U.S. and foreign patents and other rights to intellectual property relating to both reportable segments of our business, which we believe are appropriate to protect the Company's interests in existing products, new inventions, manufacturing processes and product developments. We do not believe any single patent is material to our business, nor would the expiration or invalidity of any patent have a material adverse effect on our business or ability to compete. We are not currently engaged in any material infringement litigation, nor are there any material infringement claims pending by or against the Company.

Industry Cyclicality and Seasonality

The markets for products in both of our reportable segments have been cyclical. Because these products are used principally in the production of vehicles for the commercial, automotive, agricultural and off-highway markets, sales, and therefore results of operations, are significantly dependent on the general state of the economy and other factors, like the impact of environmental regulations on our customers, which affect these markets. A decline in commercial, automotive, agricultural and off-highway vehicle production of our principal customers could adversely impact the Company.  Seasonality within the markets that we serve also impacts our operations.

Customers

We are dependent on several customers for a significant percentage of our sales. The loss of any significant portion of our sales to these customers or the loss of a significant customer would have a material adverse impact on our financial condition and results of operations.  We supply numerous different parts to each of our principal customers.  Contracts with several of our customers provide for supplying their requirements for a particular model, rather than for manufacturing a specific quantity of products. Such contracts range from one year to the life of the model, which is generally three to seven years. These contracts are subject to renegotiation, which may affect product pricing and generally may be terminated by our customers at any time. Therefore, the loss of a contract for a major model or a significant decrease in demand for certain key models or group of related models sold by any of our major customers could have a material adverse impact on the Company. We may also enter into contracts to supply parts, the introduction of which may then be delayed or cancelled.  We also compete to supply products for successor models and are therefore subject to the risk that the customer will not select the Company to produce products on any such model, which could have a material adverse impact on our financial condition and results of operations.  In addition, we sell products to other customers that are ultimately sold to our principal customers.

The following table presents our principal customers, as a percentage of net sales:

Years ended December 31	2010	2009	2008

Navistar International Corporation	24%	27%	26%
Deere & Company	14	12	10
Ford Motor Company	8	9	6
General Motors Company	5	5	4
Chrysler Group LLC	4	4	6
Other	45	43	48
Total	100%	100%	100%

Backlog

Our products are produced from readily available materials and have a relatively short manufacturing cycle; therefore our products are not on backlog status.  Each of our production facilities maintains its own inventories and production schedules.  Production capacity is adequate to handle current requirements and can be expanded to handle increased growth if needed.

Competition

The markets for our products in both reportable segments are highly competitive.  The principal methods of competition are technological innovation, price, quality, performance, service and delivery.  We compete for new business both at the beginning of the development of new models and upon the redesign of existing models.  New model development generally begins two to five years before the marketing of such models to the public.  Once a supplier has been selected to provide parts for a new program, an OEM customer will usually continue to purchase those parts from the selected supplier for the life of the program, although not necessarily for any model redesigns.

Our diversity in products creates a wide range of competitors, which vary depending on both market and geographic location.  We compete based on strong customer relations and a fast and flexible organization that develops technically effective solutions at or below target price.  We compete against the following primary competitors:

Electronics.  Our primary competitors include Actia Group S.A., AEES, Bosch, Continental AG, Delphi Automotive LLP, Nexans SA and Yazaki Corporation.

Control Devices.  Our primary competitors include BEI Sensors, Bosch, Continental AG, Delphi Automotive LLP, Denso Corporation, Hella KGaA Hueck & Co., Methode Electronics, Inc. and TRW Automotive Holdings Corp.

Product Development

Our research and development efforts for both reportable segments are largely product design and development oriented and consists primarily of applying known technologies to customer requests.  We work closely with our customers to creatively solve customer requests using innovative approaches.  The majority of our development expenses are related to customer-sponsored programs where we are involved in designing custom-engineered solutions for specific applications or for next generation technology.  To further our vehicle platform penetration, we have also developed collaborative relationships with the design and engineering departments of key customers.  These collaborative efforts have resulted in the development of new and complimentary products and the enhancement of existing products.

Our development work is largely performed on a decentralized basis.  We have engineering and product development departments located at a majority of our manufacturing facilities.  To ensure knowledge sharing among decentralized development efforts, we have instituted a number of mechanisms and practices whereby innovation and best practices are shared.  The decentralized product development operations are complimented by larger technology groups in Canton, Massachusetts, Lexington, Ohio and Stockholm, Sweden.  In addition, during 2010, we opened a product development center in Shanghai, China to focus on the developing Chinese market.

We use efficient and quality oriented work processes to address our customers’ high standards.  Our product development technical resources include a full complement of computer-aided design and engineering (“CAD/CAE”) software systems, including (i) virtual three-dimensional modeling, (ii) functional simulation and analysis capabilities and (iii) data links for rapid prototyping.  These CAD/CAE systems enable us to expedite product design and the manufacturing process to shorten the development time and ultimately time to market.

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

We have invested, and will continue to invest in technology to develop new products for our customers.  Product development costs incurred in connection with the development of new products and manufacturing methods, to the extent not recoverable from the customer, are charged to selling, general and administrative expenses, as incurred.  Such costs amounted to approximately $37.6 million, $33.0 million and $45.5 million for 2010, 2009 and 2008, respectively, or 5.9%, 6.9% and 6.0% of net sales for these periods.

We will continue shifting our investment spending toward the design and development of new products rather than focusing on sustaining existing product programs for specific customers, which allows us to sell our products to multiple customers.  The typical product development process takes three to five years to show tangible results.  As part of our effort to shift our investment spending, we reviewed our current product portfolio and adjusted our spending to either accelerate or eliminate our investment in these products, based on our position in the market and the potential of the market and product.

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

Employees

As of December 31, 2010, we had approximately 6,800 employees, approximately 1,600 of whom were salaried and the balance of whom were paid on an hourly basis.  Although we have no collective bargaining agreements covering U.S. employees, certain employees located in Estonia, France, Mexico, Spain, Sweden and the United Kingdom either (i) are represented by a union and are covered by a collective bargaining agreement or (ii) are covered by works council or other employment arrangements required by law. We believe that relations with our employees are good.

Joint Ventures

We form joint ventures in order to achieve several strategic objectives including (i) diversifying our business by expanding in high-growth regions, (ii) employing complementary design processes, growth technologies and intellectual capital and (iii) realizing cost savings from combined sourcing.  We have joint ventures in Brazil, PST Eletrônica S.A. (“PST”) and India, Minda Stoneridge Instruments Ltd. (“Minda”) and continue to explore similar business opportunities in other global markets.  We have a 50% interest in PST and a 49% interest in Minda.  We entered into our PST joint venture in October 1997 and our Minda joint venture in August 2004.  Each of these investments is accounted for using the equity method of accounting.

PST specializes in the design, manufacture and sale of electronic vehicle security, vehicle tracking and infotainment devices.  PST sells its products through the aftermarket distribution channel, to factory authorized dealer installers, also referred to as original equipment services and to OEMs. PST has experienced rapid growth driven by strong demand for vehicle security products in South America. PST generated net sales of $182.9 million, $140.7 million and $174.3 million in 2010, 2009 and 2008, respectively.  We received dividend payments of $5.5 million, $7.3 million and $4.2 million from PST in 2010, 2009 and 2008, respectively.

Minda manufactures electromechanical/electronic instrumentation equipment primarily for the automotive, motorcycle and commercial vehicle markets. We leverage our investment in Minda by sharing our knowledge and expertise in electrical components and systems and expanding Minda’s product offering through the joint development of our products designed for the market in India.

Our joint ventures have contributed positively to our financial results in 2010, 2009 and 2008.  Equity earnings by joint venture are summarized in the following table (in thousands):

Years ended December 31	2010	2009	2008

PST	$9,490	$7,385	$12,788
Minda	856	390	702
Total equity earnings of investees	$10,346	$7,775	$13,490

Executive Officers of the Company

Each executive officer of the Company is appointed by the Board of Directors, serves at its pleasure and holds office until a successor is appointed, or until the earlier of death, resignation or removal.  The Board of Directors generally appoints executive officers annually.  The executive officers of the Company are as follows:

Name	Age	Position

John C. Corey	63	President, Chief Executive Officer and Director
George E. Strickler	63	Executive Vice President, Chief Financial Officer and Treasurer
Thomas A. Beaver	57	Vice President of the Company and Vice President of Global Sales and Systems Engineering
Michael D. Sloan	54	Vice President of the Company and President of the Control Devices Division
Mark J. Tervalon	44	Vice President of the Company and President of the Electronics Division

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

Available Information

We make available, free of charge through our website (www.stoneridge.com), our Annual Report on Form 10-K (“Annual Report”), Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, and other filings with the U.S. Securities and Exchange Commission (“SEC”), as soon as reasonably practicable after they are filed with the SEC.  Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers, Whistleblower Policy and Procedures and the charters of the Board’s Audit, Compensation and Nominating and Corporate Governance Committees are posted on our website as well.  Copies of these documents will be available to any shareholder upon request.  Requests should be directed in writing to Investor Relations at 9400 East Market Street, Warren, Ohio 44484.

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

Item 1A.  Risk Factors.

Set forth below are some of the principal risks and uncertainties that could cause our actual business results to differ materially from any forward-looking statements contained in this Annual Report. In addition, future results could be materially affected by general industry and market conditions, changes in laws or accounting rules, general U.S. and non-U.S. economic and political conditions, including a global economic slow-down, fluctuation of interest rates or currency exchange rates, terrorism, political unrest or international conflicts, political instability or major health concerns, natural disasters, commodity prices or other disruptions of expected economic and business conditions. These risk factors should be considered in addition to our cautionary comments concerning forward-looking statements in this Annual Report, including statements related to markets for our products and trends in our business that involve a number of risks and uncertainties. Our separate section, "Forward-Looking Statements," should be considered in addition to the following statements.

Our business is cyclical and seasonal in nature and downturns in the commercial, automotive, agricultural and off-highway vehicle markets could reduce the sales and profitability of our business.

The demand for our products is largely dependent on the domestic and foreign production of commercial, automotive, agricultural and off-highway vehicles. The markets for our products have been cyclical, because new vehicle demand is dependent on, among other things, consumer spending and is tied closely to the overall strength of the economy. Because our products are used principally in the production of vehicles for the commercial, automotive, agricultural and off-highway vehicle markets, our net sales, and therefore our results of operations, are significantly dependent on the general state of the economy and other factors which affect these markets. A decline in commercial, automotive, agricultural and off-highway vehicle production could adversely impact our results of operations and financial condition. In 2010, approximately 68% of our net sales were derived from commercial, agricultural and off-highway vehicle markets and approximately 32% were derived from the automotive market. Seasonality experienced by our served markets also impacts our operations.

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

OEM customers have exerted considerable pressure on component suppliers to reduce costs, improve quality and provide additional design and engineering capabilities and continue to demand and receive price reductions and measurable increases in quality through their use of competitive selection processes, rating programs, and various other arrangements. We may be unable to generate sufficient production cost savings in the future to offset required price reductions. Additionally, OEMs have generally required component suppliers to provide more design engineering input at earlier stages of the product development process, the costs of which have, in some cases, been absorbed by the suppliers. Future price reductions, increased quality standards and additional engineering capabilities required by OEMs may reduce our profitability and have a material adverse effect on our business, financial condition or results of operations.

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

We require substantial amounts of raw materials and other supplies and substantially all such materials we require are purchased from outside sources. The availability and prices of raw materials and other supplies may be subject to curtailment or change due to, among other things, new laws or regulations, suppliers’ allocations to other purchasers and interruptions in production by suppliers, changes in exchange rates and worldwide price levels.  As demand for raw materials and other supplies increases as a result of a recovering economy, we may have difficulties obtaining adequate raw materials and other supplies from our suppliers to satisfy our customers. At times, we have experienced difficulty obtaining adequate supplies of semiconductors and memory chips for our Electronics segment and nylon and resins for our Control Devices segment. If we cannot obtain adequate raw materials and other supplies or if we experience an increase in the price of raw materials and other supplies, our business, financial condition or results of operations could be materially adversely affected.

We use a variety of commodities, including copper, zinc, resins and certain other commodities.  Increasing commodity costs could have an impact on our results.  We have sought to alleviate the impact of increasing costs by including a material pass-through provision in our customer contracts whenever possible and at times by selectively hedging a portion of our copper exposure.  The inability to pass-through increasing commodity costs may have a material adverse effect on our business, financial condition or results of operations.

The loss or insolvency of any of our major customers would adversely affect our future results.

We are dependent on several principal customers for a significant percentage of our net sales. In 2010, our top three customers were Navistar International Corporation, Deere & Company and Ford Motor Company, which comprised 24%, 14% and 8% of our net sales, respectively. In 2010, our top ten customers accounted for 70% of our net sales. The loss of any significant portion of our sales to these customers or any other customers would have a material adverse impact on our results of operations and financial condition. The contracts we have entered into with many of our customers provide for supplying the customers’ requirements for a particular model, rather than for manufacturing a specific quantity of products. Such contracts range from one year to the life of the model, which is generally three to seven years. These contracts are subject to renegotiation, which may affect product pricing and generally may be terminated by our customers at any time. Therefore, the loss of a contract for a major model or a significant decrease in demand for certain key models or any group of related models sold by any of our major customers could have a material adverse impact on our results of operations and financial condition by reducing cash flows and our ability to spread costs over a larger revenue base. We also compete to supply products for successor models and are subject to the risk that the customer will not select us to produce products on any such model, which could have a material adverse impact on our business, financial condition or results of operations. In addition, we have significant receivable balances related to these customers and other major customers that would be at risk in the event of their bankruptcy.

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

Certain of our significant competitors have recently emerged from bankruptcy protection. The bankruptcy protection afforded to these competitors has allowed them to eliminate or substantially reduce contractual obligations, including significant amounts of debt, and avoid liabilities. The elimination or reduction of these obligations has made these competitors stronger financially, which could have an adverse effect on our competitive position and results of operations. The emergence of other significant competitors from bankruptcy protection could have further adverse effects on our competitive position and our business, financial condition or results of operations.

Our physical properties and information systems are subject to damage as a result of disasters, outages or similar events.

Our offices and facilities, including those used for design and development, material procurement, manufacturing, logistics and sales are located throughout the world and are subject to possible destruction, temporary stoppage or disruption as a result of any number of unexpected events. If any of these facilities or offices was to experience a significant loss as a result of any of the above events, it could disrupt our operations, delay production, shipments and revenue, and result in large costs to repair or replace these facilities or offices.

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

As of December 31, 2010, we had approximately 6,800 employees, approximately 1,600 of whom were salaried and the balance of whom were paid on an hourly basis. Although we have no collective bargaining agreements covering U.S. employees, certain employees located in Estonia, France, Mexico, Spain, Sweden and the United Kingdom either (i) are represented by a union and are covered by a collective bargaining agreement or (ii) are covered by works council or other employment arrangements required by law. We cannot assure you that other of our employees will not be represented by a labor organization in the future or that any of our facilities will not experience a work stoppage or other labor disruption. Any work stoppage or other labor disruption involving our employees, employees of our customers (many of which customers have employees who are represented by unions), or employees of our suppliers could have a material adverse effect on our business, financial condition or results of operations by disrupting our ability to manufacture our products or reducing the demand for our products.

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

We also may be required to investigate or clean up contamination resulting from past or current uses of our properties. At our Sarasota, Florida facility, for example, groundwater and soil contamination caused by operations before we acquired the facility will require future investigation and cleanup.  This matter may have a material adverse impact on our business, financial condition or results of operations.  Although no other environmental matters have been identified, other matters involving environmental contamination may also have a material adverse impact on our business, financial condition or results of operations.

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

The credit facility has a maximum borrowing level of $100.0 million and is scheduled to expire on November 1, 2012.  The available borrowing capacity on this credit facility is based on eligible current assets, as defined.  As of December 31, 2010, we had borrowing capacity of $61.3 million, based on eligible current assets.  We will need to refinance the credit facility prior to its expiration. Disruptions in the financial markets, including the bankruptcy, insolvency or restructuring of certain financial institutions, and the general lack of liquidity may adversely impact the availability and cost of credit. We may be required to refinance the credit facility at terms and rates that are less favorable than our current terms and rates, which could adversely affect our business, financial condition or results of operations.

Our debt obligations could limit our flexibility in managing our business and expose us to risks.

We are highly leveraged. As of December 31, 2010, the face amount of our senior secured notes was $175.0 million. In addition, we are permitted under the credit facility and the indenture governing the senior secured notes to incur additional debt, subject to specified limitations. Our high degree of leverage and the terms of our indebtedness may have important consequences including the following:

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

Covenants in our credit facility and our indenture governing the senior secured notes may limit our ability to pursue our business strategies.

Our credit facility and the indenture governing our senior secured notes limit our ability to, among other things:

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

The agreement governing our credit facility also requires us to maintain a ratio of (1) consolidated EBITDA, as defined in the credit facility, less specified items to (2) consolidated fixed charges, as defined in the credit facility, of at least 1.10 to 1.00 whenever undrawn availability under the credit facility is less than $20 million. Our ability to comply with this fixed charge coverage ratio requirement, as well as the restrictive covenants under the terms of our indebtedness, may be affected by events beyond our control.

The restrictions contained in our indenture governing the senior secured notes and the agreement governing the credit facility could:

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

Approximately 19.2% of our net sales in 2010 were derived from sales outside of North America. Non-current assets outside of North America accounted for approximately 8.7% of our non-current assets as of December 31, 2010. International sales and operations are subject to significant risks, including, among others:

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

Our consolidated results of operations include significant equity earnings from unconsolidated subsidiaries. For the year ended December 31, 2010, we recognized $10.3 million of equity earnings and received $5.5 million in cash dividends from our unconsolidated joint ventures, PST and Minda. Our ability to direct the operations of these entities is limited because we do not own a majority interest in either of them and we are bound by the terms of agreements with our joint venture partners. The performance of these joint ventures could also be adversely affected by disagreements between us and our joint venture partners, and sales of our equity interests in these entities are subject to rights of first refusal and other contractual limitations.

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

Failure to successfully identify, complete and/or integrate acquisitions could have a material adverse effect on us. A portion of our growth in sales and earnings has been generated from acquisitions and subsequent improvements in the performance of the businesses acquired. We expect to continue a strategy of selectively identifying and acquiring businesses with complementary products. We cannot assure you that any business acquired by us will be successfully integrated with our operations or prove to be profitable. We could incur substantial indebtedness in connection with our acquisition strategy, which could significantly increase our interest expense. Covenant restrictions relating to such indebtedness could restrict our ability to pay dividends, fund capital expenditures and consummate additional acquisitions. We anticipate that acquisitions could occur in geographic markets, including foreign markets, in which we do not currently operate. As a result, the process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of existing operations. Any failure to successfully integrate such acquisitions could have a material adverse impact on our business, financial condition or results of operations.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

The Company and its joint ventures currently own or lease 18 manufacturing facilities that are in use, which together contain approximately 1.6 million square feet of manufacturing space.  Of these manufacturing facilities, 11 are used by our Electronics reportable segment, four are used by our Control Devices reportable segment and three are owned by our joint venture companies.  The following table provides information regarding our facilities:

	Owned/		Square
Location	Leased	Use	Footage

Electronics
Juarez, Mexico	Owned	Manufacturing/Division Office	183,854
Portland, Indiana	Owned	Manufacturing	182,000
Chihuahua, Mexico	Owned	Manufacturing	135,569
Monclova, Mexico	Leased	Manufacturing	114,140
Tallinn, Estonia	Leased	Manufacturing	85,911
Walled Lake, Michigan	Leased	Manufacturing/Division Office	78,225
Orebro, Sweden	Leased	Manufacturing	77,472
Mitcheldean, England	Leased	Manufacturing (Vacant)	74,790
Chihuahua, Mexico	Leased	Manufacturing	61,619
El Paso, Texas	Leased	Warehouse	50,000
Chihuahua, Mexico	Leased	Manufacturing	49,805
Stockholm, Sweden	Leased	Engineering Office/Division Office	37,714
Dundee, Scotland	Leased	Manufacturing/Sales Office/Engineering Office	32,753
Portland, Indiana	Leased	Warehouse	25,000
Warren, Ohio	Leased	Engineering Office/Division Office	24,570
Chihuahua, Mexico	Leased	Engineering Office/Manufacturing	10,000
Bayonne, France	Leased	Sales Office/Warehouse	9,655
Stockholm, Sweden	Owned	Sales Office/Warehouse	2,013
Madrid, Spain	Leased	Sales Office/Warehouse	1,560
Rome, Italy	Leased	Sales Office	1,216

Control Devices
Lexington, Ohio	Owned	Manufacturing/Division Office	219,612
Canton, Massachusetts	Owned	Manufacturing	132,560
Sarasota, Florida	Owned	Manufacturing (Vacant)	115,000
Suzhou, China	Leased	Manufacturing/Warehouse/Division Office	25,737
Lexington, Ohio	Leased	Warehouse	15,000
Lexington, Ohio	Leased	Warehouse	7,788
Sarasota, Florida	Owned	Warehouse (Vacant)	7,500
Shanghai, China	Leased	Engineering Office/Sales Office	6,345
Lexington, Ohio	Leased	Manufacturing	2,700

Corporate
Novi, Michigan	Leased	Sales Office/Engineering Office	9,400
Warren, Ohio	Owned	Headquarters	7,500
Stuttgart, Germany	Leased	Sales Office/Engineering Office	1,000
Seoul, South Korea	Leased	Sales Office	330

Joint Ventures
Manaus, Brazil	Owned	Manufacturing	102,247
Pune, India	Owned	Manufacturing/Engineering Office/Sales Office	80,000
São Paulo, Brazil	Owned	Manufacturing/Engineering Office/Sales Office	45,467
Buenos Aires, Argentina	Leased	Sales Office	3,551

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

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our shares are listed on the New York Stock Exchange (“NYSE”) under the symbol “SRI.”  As of February 8, 2011, we had 25,994,265 Common Shares without par value, issued and outstanding, which were owned by approximately 300 registered holders, including Common Shares held in the names of brokers and banks (so-called “street name” holdings) who are record holders with approximately 2,400 beneficial owners.

The Company has not historically paid or declared dividends, which are restricted under both the senior secured notes and the asset-based credit facility, on our Common Shares.  We may only pay cash dividends in the future if immediately prior to and immediately after the payment is made, no event of default shall have occurred and outstanding indebtedness under our asset-based credit facility is not greater than or equal to $20.0 million before and after the payment of the dividend.  We currently intend to retain earnings for acquisitions, working capital, capital expenditures, general corporate purposes and reduction in outstanding indebtedness.  Accordingly, we do not expect to pay cash dividends in the foreseeable future.

High and low sales prices for our Common Shares for each quarter ended during 2010 and 2009 are as follows:

	Quarter Ended	High	Low

2010	March 31	$10.23	$6.00
	June 30	$12.30	$7.57
	September 30	$11.53	$7.02
	December 31	$17.19	$10.02
2009	March 31	$4.80	$1.41
	June 30	$4.89	$1.97
	September 30	$7.20	$3.70
	December 31	$9.60	$6.14

The Company did not repurchase any Common Shares in 2010 or 2009.

Set forth below is a line graph comparing the cumulative total return of a hypothetical investment in our Common Shares with the cumulative total return of hypothetical investments in the Morningstar Auto Parts Industry Group Index and the NYSE Composite Index based on the respective market price of each investment as of December 31, 2005, 2006, 2007, 2008, 2009 and 2010 assuming in each case an initial investment of $100 on December 31, 2005, and reinvestment of dividends.

	2005	2006	2007	2008	2009	2010

Stoneridge, Inc.	$100	$124	$121	$69	$136	$239
Morningstar Auto Parts Group Index (A)	$100	$113	$121	$52	$115	$200
NYSE Composite Index	$100	$120	$131	$80	$102	$116

(A)	The Morningstar Auto Parts Group Index was formerly known as the Hemscott Group – Industry Group 333 Index.

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

Years ended December 31 (in thousands, except per share data)	2010	2009	2008	2007	2006

Statement of Operations Data:
Net sales:
Electronics	$414,337	$311,268	$533,328	$458,672	$456,932
Control Devices	240,894	176,815	236,038	289,979	271,943
Eliminations	(20,005)	(12,931)	(16,668)	(21,531)	(20,176)
Total net sales	$635,226	$475,152	$752,698	$727,120	$708,699

Gross profit	$144,835	$87,985	$166,287	$167,723	$158,906

Operating income (loss) (A)	$22,803	$(18,243)	$(43,271)	$34,799	$35,063

Equity in earnings of investees	$10,346	$7,775	$13,490	$10,893	$7,125

Income (loss) before income taxes (A), (B)
Electronics	$41,984	$(13,911)	$38,713	$20,692	$20,882
Control Devices	15,153	(5,712)	(78,858)	15,825	13,987
Corporate interest	(20,163)	(21,782)	(20,708)	(21,969)	(21,622)
Other corporate activities	(25,671)	8,079	10,078	8,676	6,392
Total income (loss) before income taxes	$11,303	$(33,326)	$(50,775)	$23,224	$19,639

Net income (loss) (A), (C)	$10,625	$(32,323)	$(97,527)	$16,671	$14,513

Net income (loss) attributable to noncontrolling interest	(184)	82	-	-	-

Net income (loss) attributable to Stoneridge, Inc. and subsidiaries (A), (C)	$10,809	$(32,405)	$(97,527)	$16,671	$14,513

Basic net income (loss) per share (A), (C)	$0.45	$(1.37)	$(4.17)	$0.72	$0.63

Diluted net income (loss) per share (A), (C)	$0.44	$(1.37)	$(4.17)	$0.71	$0.63

Other Data:
Product development expenses	$37,563	$32,993	$45,509	$45,223	$40,840
Capital expenditures	$18,574	$11,998	$24,573	$18,141	$25,895
Depreciation and amortization (D)	$19,285	$19,939	$26,399	$28,503	$26,180

Balance Sheet Data (as of December 31):
Working capital	$134,062	$142,896	$160,387	$184,788	$135,915
Total assets	$383,605	$364,598	$382,437	$527,769	$501,807
Long-term debt, less current portion	$167,903	$183,431	$183,000	$200,000	$200,000
Shareholders' equity	$88,088	$74,057	$91,758	$206,189	$178,622

(A)
Our 2008 operating loss, loss before income taxes, net loss, net loss attributable to Stoneridge, Inc. and subsidiaries and related basic and diluted net loss per share amounts includes a non-cash, pre-tax goodwill impairment loss of $65,175.

(B)
During the year ended December 31, 2010, we placed Stoneridge Pollak Limited (“SPL”) into administration.  As a result, we recognized a gain within the Electronics reportable segment of $32,512 and losses within other corporate activities and within the Control Devices reportable segment of $32,039 and $473, respectively.

(C)
Our 2008 net loss, net loss attributable to Stoneridge, Inc. and subsidiaries and related basic and diluted net loss per share amounts includes a non-cash deferred tax asset valuation allowance of $62,006.

(D)	These amounts represent depreciation and amortization on fixed and certain finite-lived intangible assets.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a global designer and manufacturer of highly engineered electrical and electronic components, modules and systems for the commercial, automotive, agricultural and off-highway vehicle markets.

For the year ended December 31, 2010, net sales were $635.2 million, an increase of $160.0 million over our net sales for the year ended December 31, 2009 of $475.2 million.  The increase in our net sales was primarily a result of the significant production volume increases experienced in our served markets during 2010.  Net income for the year ended December 31, 2010 was $10.8 million, or $0.44 per diluted share, compared with a net loss of $32.4 million, or $(1.37) per diluted share, for 2009.

Our 2010 results were positively affected by improvements in the North American automotive and North American and European commercial vehicle markets as well as improvements in the global economy as a whole.  Production volumes in the North American automotive vehicle market increased by 39.2% during the year ended December 31, 2010 when compared to the year ended December 31, 2009.  This automotive vehicle market production volume increase had a positive effect on our North American automotive vehicle market net sales of approximately $50.2 million, primarily within our Control Devices segment.  The commercial vehicle market production volumes in North America improved by 23.0% during the year ended December 31, 2010 when compared to the prior year, which resulted in increased net sales of approximately $30.8 million, primarily within our Electronics segment.  Our net sales were also favorably affected by increased European commercial vehicle production volumes of 58.0% during the year ended December 31, 2010 as compared to the prior year.  This increased production volume had a positive effect on our net sales of approximately $29.0 million, principally within the Electronics segment.  Our 2010 net sales were further favorably affected by approximately $29.6 million, primarily within the Electronics segment due to production volume increases within the agricultural vehicle market.  Our net sales to the agricultural vehicle market as a percentage of total net sales increased from 15.8% in 2009 to 17.9% for 2010.  These increases in net sales were partially offset by unfavorable foreign currency exchange rates of approximately $1.7 million during the year ended December 31, 2010 when compared to the year ended December 31, 2009.  Our gross margin percentage increased from 18.5% for the year ended December 31, 2009 to 22.8% for the current year.  The increase in the current year gross margin percentage is largely a result of our increased sales in 2010 while substantially maintaining an overhead structure consistent with our 2009 level.

Our selling, general and administrative expenses (“SG&A”) increased from $106.2 million for the year ended December 31, 2009 to $122.0 million for the year ended December 31, 2010.  This $15.8 million, or 14.9%, increase in SG&A was largely due to increased compensation and compensation related expenses.  Excluding product development, our compensation and compensation related expenses increased by approximately $9.2 million from the prior year, primarily as a result of increased incentive compensation expenses.  In addition, our product development costs increased by approximately $4.6 million between periods due to our support of new product launches by our customers.

During 2010 we issued $175.0 million of senior secured notes with a fixed interest rate of 9.5%.  We used the proceeds from this issuance and cash-on-hand to extinguish our $183.0 million 11.5% senior notes.  As a result of this extinguishment, we incurred a loss of $1.3 million, primarily related to the write-off of unamortized deferred financing costs associated with the extinguished senior notes.  We refinanced this long-term liability in order to extend its maturity to October 15, 2017 and to reduce the interest rate on our debt.  For approximately one month during 2010, both the senior secured notes and a portion of the senior notes were outstanding, resulting in duplicate interest of approximately $0.7 million, which negatively affected our financial results.  This additional interest expense was offset entirely by reduced interest as a result of our lower principle balance, lower interest rate and the effect of our fixed-to-variable interest rate swap agreement which was entered into during October 2010.

Our results for the year ended December 31, 2010 were also favorably affected by the wind down of our wholly-owned subsidiary, Stoneridge Pollak Limited (“SPL”), located in Mitcheldean, United Kingdom.  On February 23, 2010, we placed SPL into administration (a structured bankruptcy) in the United Kingdom.  We had previously ceased SPL’s manufacturing operations in December of 2008, as part of the restructuring initiatives announced in October 2007.  All SPL customer contracts were transferred to our other subsidiaries when we placed SPL into administration.  We recognized a net gain within other expense (income), net of approximately $2.3 million, primarily from the reversal of the cumulative translation adjustment account, which had previously been included as a component of accumulated other comprehensive income within shareholders’ equity.  In addition, we recognized a tax benefit of approximately $1.2 million from the reversal of deferred tax liabilities; primarily employee benefit related which were also previously included as a component of accumulated other comprehensive income.

At December 31, 2010 and December 31, 2009, we maintained a cash and cash equivalents balance of $72.0 million and $91.9 million, respectively.  As discussed in Note 4 to the consolidated financial statements, we have no borrowings under our asset-based credit facility (the “credit facility”).  At December 31, 2010 and December 31, 2009, we had borrowing capacity of $61.3 million and $54.1 million, respectively.

Outlook

The North American automotive vehicle market has recovered significantly from 2009 levels, which has had a favorable effect on our Control Devices segment’s results.  North American automotive vehicle production was 11.9 million units for 2010.  For 2011, this production volume is forecasted to be in the range of 12.5 million to 13.0 million units.  If this forecasted increase in production volume occurs, it will favorably affect our Control Devices segment.

The North American and European commercial vehicle markets that we serve also recovered from 2009 levels.  The medium-duty truck market, which represents nearly 65% of our sales volume in the North American commercial vehicle market, is forecasted to grow by 18% in 2011, with most of the increase coming in the second half of the year.  In Europe, the commercial vehicle market is forecasted to grow by 30% in 2011.  If these forecasted increases in production volumes occur, they will favorably affect our Electronics segment.

Agricultural vehicle production increased in 2010 when compared to 2009, which favorably affected both our Electronics and Control Devices segments.  We believe that this market will continue to improve during 2011.

Through our restructuring activities initiated in prior years we have been able to reduce our cost structure.  Our fixed overhead costs are lower due to the 2008 cessation of manufacturing operations at our Sarasota, Florida and Mitcheldean, United Kingdom locations.  We were able to maintain our manufacturing capacity in light of these closures by transferring the manufacturing lines to other operating facilities.  As our sales volumes have increased in 2010 our operating margin has benefited from our reduced cost structure.  We believe that our 2011 results will continue to benefit from these restructuring activities.

As a result of our 2010 long-term debt refinancing, we expect to reduce our annual interest expense by approximately $4.1 million.  We believe our 2011 interest expense will be further reduced by our fixed-to-variable interest rate swap.

Our 2011 results could be unfavorably affected by increased commodity prices, specifically copper.  Copper prices increased during 2010 and have continued to increase in 2011.  A portion of our 2011 sales will be subject to copper surcharge billings that will mitigate this increase in raw materials.  Our 2011 results could also be unfavorably affected by foreign currency exchange rates.  We have significant foreign denominated transaction exposure in certain locations especially in Mexico and Sweden.

During 2010, we experienced component shortages in our supply base, which has had an adverse effect on our results.  Continued or escalated component shortages in our supply base may adversely affect our results.

Results of Operations

We are primarily organized by markets served and products produced.  Under this organizational structure, our operations have been aggregated into two reportable segments: Electronics and Control Devices.  The Electronics reportable segment includes results of operations that design and manufacture electronic instrument clusters, electronic control units, driver information systems and electrical distribution systems, primarily wiring harnesses and connectors for electrical power and signal distribution.  The Control Devices reportable segment includes results of operations that design and manufacture sensors, switches, valves and actuators.

Year Ended December 31, 2010 Compared To Year Ended December 31, 2009

Net Sales. Net sales for our reportable segments, excluding inter-segment sales are summarized in the following table (in thousands):

					Dollar	Percent
Years ended December 31	2010		2009		increase	increase

Electronics	$397,630	62.6%	$301,424	63.4%	$96,206	31.9%
Control Devices	237,596	37.4	173,728	36.6	63,868	36.8%
Total net sales	$635,226	100.0%	$475,152	100.0%	$160,074	33.7%

Our Electronics segment was positively affected by increased volume in our served markets by approximately $83.7 million for the year ended December 31, 2010 when compared to the prior year.  The increase in net sales for our Electronics segment was primarily due to volume increases in our North American and European commercial vehicle products.  Commercial vehicle market production volumes in North America and Europe increased by 23.0% and 58.0%, respectively, during the year ended December 31, 2010 when compared to the prior year.  The increase in North American and European commercial vehicle production positively affected net sales in our Electronics segment for the year ended December 31, 2010 by approximately $31.4 million, or 21.4%, and $28.8 million, or 36.2%, respectively.  Net sales within our Electronics segment were also favorably affected by approximately $23.8 million as a result of production volume increases in the agricultural vehicle market during the year ended December 31, 2010 when compared to the prior year.  These increases were partially offset by unfavorable foreign exchange rates of approximately $1.7 million for the year ended December 31, 2010 when compared to the year ended December 31, 2009.

Our Control Devices segment was positively affected by increased volume in our served markets by approximately $55.7 million for the year ended December 31, 2010 when compared to the prior year.  The increase in net sales for our Control Devices segment was primarily attributable to production volume increases at our major customers in the North American automotive vehicle market, which increased by 39.2% during the year ended December 31, 2010 when compared to the year ended December 31, 2009.  Volume increases within the automotive vehicle market of our Control Devices segment increased net sales for the year ended December 31, 2010 by approximately $50.4 million, or 35.3%, when compared to the prior year.  Control Devices net sales were approximately $5.7 million higher for 2010, when compared to 2009 as a result of production volume increases within the agricultural vehicle market.

Net sales by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
Years ended December 31	2010		2009		increase	increase

North America	$513,455	80.8%	$384,467	80.9%	$128,988	33.5%
Europe and other	121,771	19.2	90,685	19.1	31,086	34.3%
Total net sales	$635,226	100.0%	$475,152	100.0%	$160,074	33.7%

The North American geographic location consists of the results of our operations in the United States and Mexico.

The increase in North American net sales was primarily attributable to increased sales volume in our North American automotive and commercial vehicle markets.  These increased volume levels had a positive effect on our net sales for the year ended December 31, 2010 of $50.2 million and $30.8 million for our North American automotive and commercial vehicle markets, respectively.  Production volume increases within the agricultural vehicle market during the year ended December 31, 2010 favorably affected our North American net sales by approximately $27.8 million.  Our increase in net sales outside North America was primarily due to increased sales of European commercial vehicle market products, which had a positive effect on our net sales for the year ended December 31, 2010 of approximately $29.0 million.

Consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

					Dollar
					increase/
Years ended December 31	2010		2009		(decrease)

Net sales	$635,226	100.0%	$475,152	100.0%	$160,074

Costs and Expenses:
Cost of goods sold	490,391	77.2	387,167	81.5	103,224
Selling, general and administrative	122,032	19.2	106,228	22.4	15,804

Operating income (loss)	22,803	3.6	(18,243)	(3.9)	41,046

Interest expense, net	21,780	3.4	21,965	4.6	(185)
Equity in earnings of investees	(10,346)	(1.6)	(7,775)	(1.6)	(2,571)
Loss on early extinguishment of debt	1,346	0.2	-	-	1,346
Other expense (income), net	(1,280)	(0.2)	893	0.2	(2,173)

Income (loss) before income taxes	11,303	1.8	(33,326)	(7.1)	44,629

Provision (benefit) for income taxes	678	0.1	(1,003)	(0.2)	1,681

Net income (loss)	10,625	1.7	(32,323)	(6.9)	42,948

Net income (loss) attributable to noncontrolling interest	(184)	-	82	-	(266)

Net income (loss) attributable to Stoneridge, Inc. and subsidiaries	$10,809	1.7%	$(32,405)	(6.9)%	$43,214

Cost of Goods Sold.  The decrease in cost of goods sold as a percentage of net sales was primarily due to the significant increase in volume of our European commercial vehicle and North American commercial, automotive and agricultural vehicle markets during the year ended December 31, 2010 when compared to the prior year, while maintaining our 2009 fixed overhead cost structure.  A portion of our cost structure is relatively fixed in nature, such as overhead and depreciation costs.  These fixed costs combined with significantly higher net sales in 2010, resulted in a lower cost of goods sold as a percentage of net sales for the year ended December 31, 2010.  Our material cost as a percentage of net sales for our Electronics segment for the year ended December 31, 2010 and 2009 was 56.4% and 55.4%, respectively.  This increase is largely due to higher commodity prices incurred during the year ended December 31, 2010.  Our material cost as a percentage of net sales for the Control Devices segment increased slightly from 52.9% for the year ended December 31, 2009 to 53.0% for the year ended December 31, 2010.

Selling, General and Administrative Expenses.  Product development expenses included in SG&A were $37.6 million and $33.0 million for 2010 and 2009, respectively.  The increase in product development costs is a result of our customers’ new product launches in the near term. The increase in SG&A costs excluding product development expenses was mainly due to higher employee related costs of approximately $9.2 million, primarily incentive compensation.  Our SG&A costs decreased as a percentage of net sales because of the increase in net sales recognized in the current period when compared to the prior year period.

Costs from our restructuring initiatives for the year ended December 31, 2010 decreased compared to the year ended December 31, 2009 as a result of our restructuring initiatives nearing completion.  Costs incurred during the year ended December 31, 2010 related to restructuring initiatives amounted to approximately $0.3 million and were comprised of one-time termination benefits and contract termination costs.  These restructuring actions within our Electronics segment were a combination of severance costs as a result of the continuation of restructuring initiatives which began in 2009 and related to our cancelled lease in Mitcheldean, United Kingdom.  Restructuring charges for the year ended December 31, 2009 were approximately $3.7 million and were primarily comprised of one-time termination benefits.  These restructuring actions were in response to the depressed conditions in the European and North American commercial vehicle markets as well as the North American automotive vehicle market.  Restructuring expenses that were general and administrative in nature were included in the Company’s consolidated statements of operations as a component of SG&A, while the remaining restructuring related expenses were included in cost of goods sold.

Restructuring charges, general and administrative in nature, recorded by reportable segment during the year ended December 31, 2010 were as follows (in thousands):

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

Restructuring charges, general and administrative in nature, recorded by reportable segment during the year ended December 31, 2009 were as follows (in thousands):

	Electronics	Control Devices	Total consolidated restructuring charges

Severance costs	$2,237	$1,034	$3,271
Contract termination costs	374	-	374
Total general and administrative restructuring charges	$2,611	$1,034	$3,645

Equity in Earnings of Investees.  The increase in equity earnings of investees was attributable to the increase in equity earnings recognized from our PST and Minda joint ventures.  Equity earnings for PST increased from $7.4 million for the year ended December 31, 2009 to $9.5 million for the year ended December 31, 2010. The increase primarily reflects higher volumes for PST’s product lines and new product launches during the year ended December 31, 2010.  In addition, PST benefited from favorable foreign currency fluctuations during the year ended December 31, 2010 when compared to 2009 of approximately $0.5 million.  Equity earnings for Minda increased from $0.4 million for the year ended December 31, 2009 to $0.9 million for the year ended December 31, 2010.  This increase primarily reflects higher volumes for Minda’s products during the current year.

Loss on Early Extinguishment of Debt.  In 2010, we recognized a loss of $1.3 million on early extinguishment of our $183.0 million senior notes.  This loss was primarily comprised of a $1.0 million charge related to the write-off of unamortized deferred financing costs associated with the extinguished senior notes.  In addition, we incurred $0.3 million of expenses for premiums paid to senior note holders whom tendered their notes early and professional fees associated with the tender offer.

Other Expense (Income), net.  As a result of placing SPL into administration, we recognized a gain of approximately $2.3 million during the year ended December 31, 2010 within other expense (income), net on the consolidated statement of operations.  This gain is primarily related to the reversal of the cumulative translation adjustment account, which had previously been included as a component of other comprehensive income within shareholders’ equity.  The gain is partially offset by foreign currency loss during the year ended December 31, 2010 of approximately $1.0 million.  For the year ended December 31, 2009, other expense of $0.9 million relates to foreign currency losses incurred during the year.

Income (Loss) Before Income Taxes.  Income (loss) before income taxes is summarized in the following table by reportable segment (in thousands):

			Dollar	Percent
			increase /	increase /
Years ended December 31	2010	2009	(decrease)	(decrease)

Electronics (A)	$9,472	$(13,911)	$23,383	168.1%
Control Devices (A)	15,626	(5,712)	21,338	373.6%
Other corporate activities (A)	6,368	8,079	(1,711)	(21.2)%
Corporate interest expense	(20,163)	(21,782)	1,619	7.4%
Income (loss) before income taxes	$11,303	$(33,326)	$44,629	133.9%

(A)
Income before income taxes for the year ended December 31, 2010 excludes the impact of placing SPL into administration.  As a result of placing SPL into administration, we recognized a gain within the Electronics segment of $32,512  and a loss within the Control Devices segment and other corporate activities of $473 and $32,039, respectively.  These gains and losses were primarily the result of eliminating SPL's intercompany debt and equity structure.

The increase in profitability in the Electronics reportable segment was principally related to the increased sales volume, primarily to our commercial and agricultural vehicle customers for the year ended December 31, 2010 when compared to 2009.  Production volume increases favorably affected our Electronics segment by $83.7 million during the year ended December 31, 2010 when compared to the prior year.  In addition, restructuring related expenses for the Electronics segment were approximately $2.3 million lower for the year ended December 31, 2010 when compared to 2009.

The increase in profitability in the Control Devices reportable segment was primarily due to increased sales volume for the year ended December 31, 2010 when compared to the year ended December 31, 2009.  Production volume increases favorably affected our net sales within the Control Devices segment by approximately $55.7 million for the year ended December 31, 2010 when compared to the prior year.

The decrease in profitability from other corporate activities was primarily due to higher employee related costs, largely incentive compensation costs incurred during the year ended December 31, 2010 when compared to 2009.

Income (loss) before income taxes by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
Years ended December 31	2010		2009		increase	increase

North America (A)	$9,113	80.6%	$(16,715)	50.2%	$25,828	154.5%
Europe and other (A)	2,190	19.4	(16,611)	49.8	18,801	113.2%
Income (loss) before income taxes	$11,303	100.0%	$(33,326)	100.0%	$44,629	133.9%

(A)
Income before income taxes for the year ended December 31, 2010 excludes the impact of placing SPL into administration.  As a result of placing SPL into administration, we recognized a gain within Europe and other and a loss within North America of $32,430.  These gains and losses were primarily the result of eliminating SPL's intercompany debt and equity structure.

North America income (loss) before income taxes includes interest expense, net of approximately $21.6 million and $22.3 million for the year ended December 31, 2010 and 2009, respectively.

Excluding the effect of the SPL administration, our North American results improved, primarily as a result of increased volume in the North American automotive and commercial vehicle markets during the year ended December 31, 2010 as compared to 2009.  Our results in Europe and other were favorably affected by our increased European commercial vehicle market sales during the current period.

Provision (Benefit) for Income Taxes.  We recognized a provision (benefit) for income taxes of $0.7 million, or 6.0% of our pre-tax net income, and $(1.0) million, or 3.0% of pre-tax net loss, for federal, state and foreign income taxes for 2010 and 2009, respectively. As of December 31, 2010, the Company continues to be in a cumulative loss position and provides a valuation allowance offsetting federal, state and certain foreign deferred tax assets.  The increase in tax expense for the year ended December 31, 2010 compared to the same period for 2009 was primarily attributable to the improved financial performance in most foreign locations including the improved financial performance of our PST joint venture which we are required to provide deferred tax expense on our share of its earnings. The increase in tax expense for the year ended December 31, 2010 was partially offset by a reduction in the U.S. valuation allowance due to the receipt of PST dividends as well as a tax benefit related to our United Kingdom operations.  As a result of placing SPL into administration, as described in Note 13, the Company recognized a tax benefit of approximately $1.2 million for United Kingdom jurisdictions during the year ended December 31, 2010, from the reversal of deferred tax liabilities, primarily employee benefit related, that were previously included as a component of accumulated other comprehensive income within shareholders’ equity.

Year Ended December 31, 2009 Compared To Year Ended December 31, 2008

Net Sales. Net sales for our reportable segments, excluding inter-segment sales are summarized in the following table (in thousands):

					Dollar	Percent
Years ended December 31	2009		2008		decrease	decrease

Electronics	$301,424	63.4%	$520,936	69.2%	$(219,512)	(42.1)%
Control Devices	173,728	36.6	231,762	30.8	(58,034)	(25.0)%
Total net sales	$475,152	100.0%	$752,698	100.0%	$(277,546)	(36.9)%

Our Electronics segment was adversely affected by reduced volume in our served markets by approximately $198.1 million for the year ended December 31, 2009 when compared to the year ended December 31, 2008.  The decrease in net sales for our Electronics segment was primarily due to volume declines in our North American and European commercial vehicle production.  Commercial vehicle market production volumes in Europe and North America declined by 64.1% and 39.8%, respectively, during the year ended December 31, 2009 compared to the year ended December 31, 2008.   The reductions in European and North American commercial vehicle production negatively affected net sales in our Electronics segment for the year ended December 31, 2009 by approximately $65.3 million or 42.3% and $88.7 million or 37.3%, respectively.  The balance of the decrease was primarily related to volume declines in the agricultural and automotive vehicle markets of approximately $22.6 million and $21.5 million, respectively.  In addition, our Electronics segment net sales were unfavorably affected by foreign currency fluctuations of approximately $15.3 million in 2009 when compared to 2008.

Our Control Devices segment was adversely affected by reduced volume in our served markets by approximately $49.4 million for the year ended December 31, 2009 when compared to the year ended December 31, 2008.  The decrease in net sales for our Control Devices segment was primarily attributable to production volume reductions at our major customers in the North American automotive vehicle market.  Production volumes in the North American automotive vehicle market declined by 32.3% during the year ended December 31, 2009 when compared to the year ended December 31, 2008.  Volume reductions within the automotive market of our Control Devices segment reduced net sales for the year ended December 31, 2009 by approximately $39.4 million, or 20.7%, when compared to the year ended December 31, 2008.  In addition, net sales were adversely affected by sales losses during the year ended December 31, 2009 of approximately $10.0 million.  These sales losses were primarily a result of our products being decontented or removed from certain customer products.  The balance of the decrease was related to volume declines in the agricultural and commercial vehicle markets of approximately $5.6 million and $4.4 million, respectively during the year ended December 31, 2009 when compared to the year ended December 31, 2008.

Net sales by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
Years ended December 31	2009		2008		decrease	decrease

North America	$384,467	80.9%	$557,990	74.1%	$(173,523)	(31.1)%
Europe and other	90,685	19.1	194,708	25.9	(104,023)	(53.4)%
Total net sales	$475,152	100.0%	$752,698	100.0%	$(277,546)	(36.9)%

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

Consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

					Dollar
					increase /
Years ended December 31		2009		2008	decrease

Net sales	$475,152	100.0%	$752,698	100.0%	$(277,546)

Costs and Expenses:
Cost of goods sold	387,167	81.5	586,411	77.9	(199,244)
Selling, general and administrative	106,228	22.4	144,383	19.2	(38,155)
Goodwill impairment charge	-	-	65,175	8.7	(65,175)

Operating loss	(18,243)	(3.9)	(43,271)	(5.8)	25,028

Interest expense, net	21,965	4.6	20,575	2.7	1,390
Equity in earnings of investees	(7,775)	(1.6)	(13,490)	(1.8)	5,715
Other expense, net	893	0.2	419	0.1	474

Loss before income taxes	(33,326)	(7.1)	(50,775)	(6.8)	17,449

Provision (benefit) for income taxes	(1,003)	(0.2)	46,752	6.2	(47,755)

Net loss	(32,323)	(6.9)	(97,527)	(13.0)	65,204

Net income attributable to noncontrolling interest	82	-	-	-	82

Net loss attributable to Stoneridge, Inc. and subsidiaries	$(32,405)	(6.9)%	$(97,527)	(13.0)%	$65,122

Cost of Goods Sold.  The increase in cost of goods sold as a percentage of net sales was due to the significant decline in volume of our European and North American commercial and automotive vehicle markets net sales during 2009.  A portion of our cost structure is fixed in nature, such as overhead and depreciation costs.  These fixed costs combined with significantly lower net sales increased our cost of goods sold as a percentage of net sales.  In addition, our cost of goods sold for 2008 included approximately $7.0 million of restructuring charges.  In 2009, there was approximately $0.1 million of restructuring costs included in cost of goods sold.  Our material cost as a percentage of net sales for our Electronics segment for 2009 and 2008 was 55.4% and 51.8%, respectively.  This increase is primarily due to significantly lower volume from our military related commercial vehicle products during the year ended December 31, 2009.  Our materials cost as a percentage of net sales for the Control Devices segment increased from 50.7% for 2008 to 52.9% for 2009.  Our material costs as a percent of sales increased during the year ended December 31, 2009 due to the outsourcing of a stamping operation and inventory related charges.  As a result of outsourcing the stamping operation, the entire cost of the stamping was included in direct material.  Prior to outsourcing the stamping operation, the cost was split between direct labor, direct material and overhead.

Selling, General and Administrative Expenses.  Product development expenses included in SG&A were $33.0 million and $45.5 million for 2009 and 2008, respectively. Product development expenses for our Electronics and Control Devices segments decreased from $29.5 million and $16.0 million for 2008 to $19.5 million and $13.5 million for 2009, respectively. The decrease in product development costs for both segments was a result of our customers delaying new product launches as well as planned reductions in our design activities. The decrease in SG&A costs excluding product development expenses was due to lower employee related costs of approximately $17.3 million caused by reduced headcount and lower incentive compensation expenses, company-wide. Cost reductions for the year ended December 31, 2009 benefited from a combination of restructuring initiatives incurred in prior periods and temporary cost control measures, such as wage and benefit freezes and unpaid leaves.  Our SG&A costs increased as a percentage of net sales because net sales declined faster than we were able to reduce our SG&A costs.

Costs from our restructuring initiatives for 2009 decreased compared to 2008. Costs incurred during 2009 related to restructuring initiatives amounted to approximately $3.7 million and were primarily comprised of one-time termination benefits.  Restructuring related expenses of $3.6 million that were general and administrative in nature were included in our consolidated statements of operations as a component of SG&A, while the remaining $0.1 million of restructuring related expenses was included in cost of goods sold.  These restructuring actions were in response to the depressed conditions in the European and North American commercial vehicle markets as well as the North American automotive vehicle market.  Restructuring charges for 2008 were approximately $15.4 million and were comprised of one-time termination benefits and line-transfer expenses related to our initiative to improve the Company’s manufacturing efficiency and cost position by ceasing manufacturing operations at our Control Devices segment facility in Sarasota, Florida and our Electronics segment facility in Mitcheldean, United Kingdom.  Restructuring related expenses of $8.4 million that were general and administrative in nature were included in our consolidated statements of operations as as a component of SG&A, while the remaining $7.0 million of restructuring related expenses were included in cost of goods sold.  These initiatives were substantially completed in 2009.

Restructuring charges, general and administrative in nature, recorded by reportable segment during the year ended December 31, 2009 were as follows (in thousands):

	Electronics	Control Devices	Total consolidated restructuring charges

Severance costs	$2,237	$1,034	$3,271
Contract termination costs	374	-	374
Total general and administrative restructuring charges	$2,611	$1,034	$3,645

Severance costs relate to a reduction in workforce.  Contract termination costs represent expenditures associated with long-term lease obligations that were cancelled as part of the restructuring initiatives.

Restructuring charges, general and administrative in nature, recorded by reportable segment during the year ended December 31, 2008 were as follows (in thousands):

	Electronics	Control Devices	Total consolidated restructuring charges

Severance costs	$2,564	$2,521	$5,085
Contract termination costs	1,305	-	1,305
Other exit costs	23	1,978	2,001
Total general and administrative restructuring charges	$3,892	$4,499	$8,391

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

Income (Loss) Before Income Taxes.  Income (loss) before income taxes is summarized in the following table by reportable segment (in thousands):

			Dollar increase /	Percent increase /
Years ended December 31	2009	2008	(decrease)	(decrease)

Electronics	$(13,911)	$38,713	$(52,624)	(135.9)%
Control Devices	(5,712)	(78,858)	73,146	92.8%
Other corporate activities	8,079	10,078	(1,999)	(19.8)%
Corporate interest expense, net	(21,782)	(20,708)	(1,074)	(5.2)%
Loss before income taxes	$(33,326)	$(50,775)	$17,449	34.4%

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

The increase in corporate interest expense, net from 2008 to 2009 was a result of a lower amount of interest income realized during the year ended December 31, 2009 to offset our interest expense.  The decreased interest income is attributable to lower yields on investments during 2009 when compared to 2008.

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

Loss before income taxes by geographic location are summarized in the following table (in thousands):

					Dollar increase /	Percent
Years ended December 31	2009		2008		(decrease)	increase

North America	$(16,715)	50.2%	$(47,795)	94.1%	$31,080	65.0%
Europe and other	(16,611)	49.8	(2,980)	5.9	(13,631)	NM
Loss before income taxes	$(33,326)	100.0%	$(50,775)	100.0%	$17,449	34.4%

NM - not meaningful

North American loss before income taxes includes interest expense, net of approximately $22.3 million and $21.4 million for the year ended December 31, 2009 and 2008, respectively.

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

Provision (Benefit) for Income Taxes.  We recognized a provision (benefit) for income taxes of $(1.0) million, or 3.0% and $46.8 million, or (92.1) % of our pre-tax net loss, for federal, state and foreign income taxes for 2009 and 2008, respectively. The effective tax rate for 2009 decreased compared to 2008 primarily as a result of the difference in the amount of valuation allowance recorded against our domestic deferred tax assets. Prior to 2008 the Company had not provided a valuation allowance against its domestic deferred tax assets, therefore the amount of valuation allowance provided in 2008 was based on the total domestic deferred tax asset amount. The amount of valuation allowance provided in 2009 is significantly less than 2008 as it relates only to the change in domestic deferred tax assets from 2008 to 2009.  Due to the impairment of goodwill in 2008, the Company was in a cumulative loss position for the period 2007-2009 and has provided a valuation allowance offsetting federal, state and certain foreign net deferred tax assets.  Additionally, the 2008 effective tax rate was negatively affected by non-deductible goodwill.

Liquidity and Capital Resources

Summary of Cash Flows for the years ended December 31, 2010 and 2009 (in thousands):

			Dollar
			increase /
	2010	2009	(decrease)

Net cash provided by (used for):
Operating activities	$13,851	$13,824	$27
Investing activities	(18,518)	(17,764)	(754)
Financing activities	(14,029)	336	(14,365)
Effect of exchange rate changes on cash and cash equivalents	(1,237)	2,819	(4,056)
Net change in cash and cash equivalents	$(19,933)	$(785)	$(19,148)

Cash provided by operating activities for 2010 was consistent with 2009.  Our cash provided by operating activities for the year ended December 31, 2010 was positively affected by higher net income and accounts payable balances.  This was partially offset by higher accounts receivable and inventory balances.  Our higher working capital account balances at December 31, 2010 were attributable to the higher sales volume in the current period.  Our receivable terms and collections rates have remained consistent between periods presented.  As our served markets improve we expect that our working capital requirements will continue to increase accordingly.

The increase in net cash used for investing activities reflects an increase in cash used for capital projects of approximately $6.6 million.  Our 2009 capital expenditures were historically lower than normal as a result of our customers delaying product launches.  As our served markets continue to improve we expect our future capital expenditures to increase and be more consistent with our historical expenditures.  Also, during 2009, we acquired 51% ownership interest in Bolton Conductive Systems, LLC (“BCS”) at a cost of approximately $6.0 million.

During the year ended December 31, 2010, we issued $175.0 million senior secured notes with a fixed interest rate of 9.5%. These senior secured notes were issued at a 2.5% discount to the initial purchasers, which resulted in net proceeds of $170.6 million from the issuance.  We used the proceeds from this issuance and cash-on-hand to extinguish our $183.0 million, 11.5% senior notes.  We refinanced this long-term liability in order to extend its maturity to October 15, 2017 and to reduce the interest rate on the debt.  In conjunction with the senior secured notes issuance, we incurred $1.4 million of costs, which were capitalized as deferred financing costs at December 31, 2010.  As a result of the refinancing, we expect to reduce our annual cash interest by approximately $4.4 million.  Also, during 2010, our wholly-owned subsidiary located in Suzhou, China (“Suzhou”) entered into a term loan of 4,690 Chinese yuan which was approximately $0.7 million at December 31, 2010.

Summary of Cash Flows for the years ended December 31, 2009 and 2008 (in thousands):

			Dollar
			increase /
	2009	2008	(decrease)

Cash provided by (used for):
Operating activities	$13,824	$42,456	$(28,632)
Investing activities	(17,764)	(23,901)	6,137
Financing activities	336	(16,231)	16,567
Effect of exchange rate changes on cash and cash equivalents	2,819	(5,556)	8,375
Net change in cash and cash equivalents	$(785)	$(3,232)	$2,447

The decrease in net cash provided by operating activities was primarily due to lower earnings, partially offset by lower inventory balances as of December 31, 2009 when compared to December 31, 2008.  In particular, we reduced inventories in 2009 because of lower production requirements and the reduction of inventory safety stock resulting from the transfer of production from our Sarasota, Florida and Mitcheldean, United Kingdom facilities to other Stoneridge facilities during the last six months of 2008.

The decrease in net cash used for investing activities reflects a decrease in cash used for capital projects of approximately $12.6 million offset by an increase in business acquisitions of $5.0 million in 2009.  We acquired a 51% membership interest in BCS during 2009.  Capital expenditures were lower for the year ended December 31, 2009 when compared to 2008 due to our customers delaying new product launches.  We believe that our capital expenditures will increase as the markets that we serve continue to recover.

The decrease in net cash used by financing activities was primarily due to cash used to purchase and retire $17.0 million in face value of the Company’s senior notes during 2008.  There was no similar activity during 2009.

The following table summarizes our future cash outflows resulting from financial contracts and commitments, as of December 31, 2010 (in thousands):

	Total	Less than 1 year	2-3 years	4-5 years	After 5 years

Debt	$176,138	$946	$192	$-	$175,000
Operating leases	24,064	6,018	9,863	5,294	2,889
Total contractual obligations	$200,202	$6,964	$10,055	$5,294	$177,889

Management will continue to focus on reducing its weighted average cost of capital and believes that cash flows from operations and the availability of funds from our credit facility will provide sufficient liquidity to meet our future growth and operating needs.

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

As outlined in Note 6 to our consolidated financial statements, our credit facility permits borrowing up to a maximum level of $100.0 million.  At December 31, 2010, there were no borrowings on the credit facility.  The available borrowing capacity on the credit facility is based on eligible current assets, as defined.  At December 31, 2010, we had a borrowing capacity of $61.3 million based on eligible current assets.  The credit facility does not contain financial performance covenants which would constrain our borrowing capacity. However, restrictions do include limits on capital expenditures, operating leases, dividends and investment activities in a negative covenant which limits investment activities to $15.0 million minus certain guarantees and obligations. We were in compliance with all covenants at December 31, 2010.  In connection with the senior secured notes issuance, we entered into an Amended and Restated Credit and Security Agreement on September 20, 2010.  The Amended and Restated Credit and Security Agreement which became effective on October 4, 2010 (i) provided certain consents necessary for the issuance of the senior secured notes, (ii) extended the expiration date of the credit facility to November 1, 2012 and (iii) granted the facility agent, for the benefit of the lenders, second priority liens and security interests in the collateral subject to first priority liens and security interests in favor of the collateral agent for the holders of the senior secured notes.

The BCS master revolving note (the “Revolver”) permits borrowing up to a maximum level of $3.0 million.  On September 29, 2010, BCS amended the Revolver to extend the maturity date to September 29, 2011 and reduced the interest rate to the prime referenced rate plus a margin of 2.0%, which is payable quarterly.  The available borrowing capacity on the Revolver is based on an advanced formula, as defined.  At December 31, 2010, BCS has borrowing capacity of $1.1 million based on the advanced formula.  At December 31, 2010, BCS had approximately $0.7 million in borrowings outstanding on the Revolver, which is included on the consolidated balance sheet as a component of accrued expenses and other current liabilities.  At December 31, 2010 the interest rate on the Revolver was 5.25%.  The Company is a guarantor as it relates to the Revolver.  The Revolver contains certain financial restrictive covenants.  BCS violated the fixed charge and tangible net worth covenants related to the Revolver on December 31, 2010.  Subsequent to year-end, BCS received a waiver for covenant violations occurring between December 31, 2010 and February 28, 2011.

The Suzhou term loan is in the amount of 4,690 Chinese yuan, which was approximately $0.7 million at December 31, 2010 and is included on the consolidated balance sheet as a component of accrued expenses and other current liabilities.  The term loan matures on August 5, 2011.  Interest is payable monthly at the one-year lending rate published by The People’s Bank of China multiplied by 110.0%.  At December 31, 2010, the interest rate on the term loan was 6.39%.

As part of our 2009 acquisition of BCS, we may be required to make additional payments to the previous owners of BCS for our 51% membership interest based on BCS achieving financial performance targets as defined by the purchase agreement.  The maximum amount of additional payments to the prior owners of BCS is $3.2 million per year in 2012 and 2013 and are contingent upon BCS achieving profitability targets based on earnings before interest, income taxes, depreciation and amortization in each of the years 2011 and 2012. In addition, we may be required to make additional payments to BCS of approximately $0.5 million in 2012 based on BCS achieving annual revenue targets in 2011.  We recorded $0.4 million, which represents the fair value of the estimated future additional payments to the prior owners of BCS as of December 31, 2010 on the consolidated balance sheet as a component of other long-term liabilities.  The purchase agreement provides us with the option to purchase the remaining 49% interest in BCS in 2013 at a price determined in accordance with the purchase agreement.  If we do not exercise this option the minority owners of BCS have the option in 2014 to purchase our 51% interest in BCS at a price determined in accordance with the purchase agreement or to jointly market BCS for sale.

We have significant U.S. federal income tax net operating loss carryforwards and research credit carryforwards. The Internal Revenue Code of 1986, as amended, imposes an annual limitation on the ability of a corporation that undergoes an “ownership change” to use its net operating loss and credit carryforwards to reduce its tax liability.  During the fourth quarter of 2010 we undertook a secondary offering. As a result of the secondary offering a substantial change in our ownership occurred and we may have experienced an ownership change pursuant to Section 382 of the Internal Revenue Code of 1986, as revised.  We are in the process of evaluating the secondary offering and the potential impact, if any, on our ability to fully utilize net operating loss and research credit carry forwards. If it is ultimately determined that we did experience an ownership change, there would not be an impact to the balance sheet and statement of operations as of December 31, 2010 due to us being in a valuation allowance position.

At December 31, 2010, we had a cash and cash equivalents balance of approximately $72.0 million, of which $37.8 million was held domestically and $34.2 million was held in foreign locations.  None of our cash balance was restricted at December 31, 2010.

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

Revenue Recognition and Sales Commitments.  We recognize revenues from the sale of products, net of actual and estimated returns of products sold based on authorized returns, at the point of passage of title, which is generally at the time of shipment.  We often enter into agreements with our customers at the beginning of a given vehicle’s expected production life.  Once such agreements are entered into, it is our obligation to fulfill the customers’ purchasing requirements for the entire production life of the vehicle.  These agreements are subject to renegotiation, which may affect product pricing.  In certain limited instances, we may be committed under existing agreements to supply products to our customers at selling prices which are not sufficient to cover the direct cost to produce such products.  In such situations, we recognize losses immediately.  There were no such significant instances of this in 2010.  These agreements generally may also be terminated by our customers at any time.

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

Inventory Valuation. Inventories are valued at the lower of cost or market.  Cost is determined by the last-in, first-out method for U.S. inventories and by the first-in, first-out method for non-U.S. inventories.  Where appropriate, standard cost systems are utilized for purposes of determining cost and the standards are adjusted as necessary to ensure they approximate actual costs.  Estimates of the lower of cost or market value of inventory are determined based upon current economic conditions, historical sales quantities and patterns and, in some cases, the specific risk of loss on specifically identified inventories.  We adjust our excess and obsolescence reserve at least on a quarterly basis.  Excess inventories are quantities of items that exceed anticipated sales or usage for a reasonable period.  We have guidelines for calculating provisions for excess inventories based on the number of months of inventories on hand compared to anticipated sales or usage.

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

Deferred Income Taxes.  Deferred income taxes are provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws and regulations.  Our deferred tax assets include, among other items, net operating loss carryforwards and tax credits that can be used to offset taxable income in future periods and reduce income taxes payable in those future periods.  These deferred tax assets will begin to expire, if unused, no later than 2025 and 2021, respectively.

Statement of Financial Accounting Standard (“SFAS”) No. 109, Accounting for Income Taxes (Accounting Standards Codification TM (“ASC”) Topic 740), requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.  This assessment requires significant judgment, and in making this evaluation, the Company considers available positive and negative evidence, including past results, the existence of cumulative losses in recent periods, our forecast of taxable income for the current year and future years and tax planning strategies.

During the fourth quarter of 2008, the Company concluded that it was no longer more-likely-than-not that we would realize our U.S. deferred tax assets. As a result we provided a full valuation allowance, net of certain future reversing taxable temporary differences, with respect to our U.S. deferred tax assets. This conclusion did not change for 2009 and 2010. To the extent that realization of a portion or all of the tax assets becomes more-likely-than-not to be realized based on changes in circumstances a reversal of that portion of the deferred tax asset valuation allowance will be recorded.

The Company does not provide deferred income taxes on unremitted earnings of certain non-U.S. subsidiaries, which are deemed permanently reinvested.

Restructuring.  We have recorded restructuring charges in prior periods in connection with improving manufacturing efficiency and cost position by transferring production to other locations.  These charges are recorded when management has committed to a plan and incurred a liability related to the plan.  Also in connection with this initiative, we recorded liabilities for severance costs.  No fixed-asset impairment charges were incurred because assets are primarily being transferred to our other locations for continued production.  Estimates for work force reductions and other costs savings are recorded based upon estimates of the number of positions to be terminated, termination benefits to be provided and other information as necessary.  Management evaluates the estimates on a quarterly basis and will adjust the reserve when information indicates that the estimate is above or below the initial estimate.  For further discussion of our restructuring activities, see Note 11 to our consolidated financial statements included in this report.

Recently Issued Accounting Standards

New accounting standards implemented:

In June 2009, the Financial Accounting Standards Board (“FASB”) revised the authoritative guidance for determining the primary beneficiary of a variable interest entity (“VIE”).  In December 2009, the FASB issued Accounting Standards Update No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which provides amendments to Accounting Standards Codification Topic No. 810, Consolidation (“ASC Topic 810”) to reflect the revised guidance.  Among other things, the new guidance requires a qualitative rather than a quantitative assessment to determine the primary beneficiary of a VIE based on whether the entity (i) has the power to direct matters that most significantly impact the activities of the VIE and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. In addition, the amended guidance requires an ongoing reconsideration of the primary beneficiary. The provisions of this new guidance were effective as of January 1, 2010, and the adoption did not have an impact on our financial statements.  We analyzed our joint ventures in accordance with ASC Topic 810 to determine whether they are VIE’s and, if so, whether we are the primary beneficiary.  Both of our joint ventures at December 31, 2010 were determined under the provisions of ASC Topic 810 to be unconsolidated joint ventures and were accounted for under the equity method of accounting.

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

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

From time to time, we are exposed to certain market risks, primarily resulting from the effects of changes in interest rates.  The face amount of our senior secured notes was $175.0 million at December 31, 2010.  We currently have no amounts outstanding on our revolving credit facility.  As discussed in Note 9 to our consolidated financial statements, the Company entered into a fixed-to-floating interest rate swap agreement (the “Swap”) with a notional amount of $45.0 million to hedge its exposure to fair value fluctuations on a portion of its senior secured notes.  The Swap was designated as a fair value hedge of the fixed interest rate obligation under the Company’s $175.0 million 9.5% senior secured notes due October 15, 2017.  Under the Swap, the Company pays a variable interest rate equal to the six-month London Interbank Offered Rate (“LIBOR”) plus 7.19% and it receives a fixed interest rate of 9.5%.  The Swap requires semi-annual settlements on April 15 and October 15, beginning on April 15, 2011.  The critical terms of the Swap are aligned with the terms of the senior secured notes, including maturity of October 15, 2017, resulting in no hedge ineffectiveness.  A hypothetical 10.0% favorable or adverse change in the LIBOR would not significantly affect our results of operations, financial position or cash flows.

Commodity Price Risk

Given the current economic climate and recent fluctuations in certain commodity costs, we currently are experiencing an increased risk, particularly with respect to the purchase of copper, zinc, resins and certain other commodities.  In the past, we managed this risk through a combination of fixed price agreements, staggered short-term contract maturities and commercial negotiations with our suppliers.  In the future if we believe that the terms of a fixed price agreement become beneficial to us, we will enter into another such instrument.  We have sought to alleviate the impact of increasing costs by including a material pass-through provision in our customer contracts whenever possible.  We may also consider pursuing alternative commodities or alternative suppliers to mitigate this risk over a period of time.  The recent increase in certain commodity costs has negatively affected our operating results.

In June 2010, we entered into a fixed price swap contract for 0.5 million pounds of copper, which lasted through December 2010.  We do not currently have commodity contracts in place, but continue to monitor the fixed price commodity market and will pursue a contract if we believe that the terms of the contract become beneficial to us.  The purpose of this contract was to reduce our price risk as it relates to copper prices.

Foreign Currency Exchange Risk

We use derivative financial instruments, including foreign currency forward contracts, to mitigate our exposure to fluctuations in foreign currency exchange rates by reducing the effect of such fluctuations on foreign currency denominated intercompany transactions and other foreign currency exposures.  As discussed in Note 9 to our consolidated financial statements, we have entered into foreign currency forward contracts that had a notional value of $26.9 million as of December 31, 2010.  The purpose of these foreign currency contracts is to reduce exposure related to our euro and Swedish krona-denominated receivables.  The estimated fair value of these contracts at December 31, 2010, per quoted market sources, was approximately $0.1 million.  These foreign currency option contracts expire during 2011.  We do not expect the effects of this risk to be material in the future based on the current operating and economic conditions in the countries in which we operate.

A hypothetical pre-tax gain (loss) in fair value from a 10.0% favorable or adverse change in quoted currency exchange rates would be approximately $2.5 million or $(3.0) million for our euro and Swedish krona-denominated receivables, as of December 31, 2010.  It is important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.  Therefore, a hypothetical pre-tax gain or loss in fair value from a 10.0% favorable or adverse change in quoted foreign currencies would not significantly affect our results of operations, financial position or cash flows.

We have significant operations in foreign locations.  As a result we are subject to the risk of price fluctuations due to the effects of exchange rates on net sales, operating costs, assets and liabilities denominated in currencies other than the U.S. dollar, particularly the Mexican peso, euro, Swedish krona and British pound.  We do not currently have foreign currency contracts in place to hedge operating activities, but continue to monitor the foreign currency exchange market and will pursue a contract if we believe that the terms of the contract become beneficial to us.  We estimate that a hypothetical 10.0% favorable or adverse change of the U.S. dollar relative to other currencies in 2011 would have a pre-tax translation favorable (unfavorable) effect of $1.6 million or $(1.9) million as of December 31, 2010.

Item 8.  Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Stoneridge, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Stoneridge, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, other comprehensive income (loss) and shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the index at Item 15.  These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stoneridge, Inc. and Subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stoneridge, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio
February 25, 2011

CONSOLIDATED BALANCE SHEETS

As of December 31 (in thousands)	2010	2009

ASSETS

Current assets:
Cash and cash equivalents	$71,974	$91,907
Accounts receivable, less reserves of $2,013 and $2,350, respectively	102,600	81,272
Inventories, net	51,828	40,244
Prepaid expenses and other current assets	20,443	19,320
Total current assets	246,845	232,743

Long-term assets:
Property, plant and equipment, net	76,576	76,991
Investments and other long-term assets, net	60,184	54,864
Total long-term assets	136,760	131,855
Total assets	$383,605	$364,598

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$68,341	$50,947
Accrued expenses and other current liabilities	44,442	38,900
Total current liabilities	112,783	89,847

Long-term liabilities:
Long-term debt	167,903	183,431
Other long-term liabilities	14,831	17,263
Total long-term liabilities	182,734	200,694

Shareholders' equity
Preferred shares, without par value, authorized 5,000 shares, none issued	-	-
Common shares, without par value, authorized 60,000 shares, issued 25,994 and 25,301 shares and outstanding 25,393 and 25,000 shares, respectively, with no stated value	-	-
Additional paid-in capital	161,587	158,748
Common shares held in treasury, 601 and 301 shares, respectively, at cost	(1,118)	(292)
Accumulated deficit	(80,751)	(91,560)
Accumulated other comprehensive income	4,062	2,669
Total Stoneridge Inc. and subsidiaries shareholders' equity	83,780	69,565
Noncontrolling interest	4,308	4,492
Total shareholders' equity	88,088	74,057
Total liabilities and shareholders' equity	$383,605	$364,598

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS

Years ended December 31 (in thousands, except per share data)	2010	2009	2008

Net sales	$635,226	$475,152	$752,698

Costs and expenses:
Cost of goods sold	490,391	387,167	586,411
Selling, general and administrative	122,032	106,228	144,383
Goodwill impairment charge	-	-	65,175

Operating income (loss)	22,803	(18,243)	(43,271)

Interest expense, net	21,780	21,965	20,575
Equity in earnings of investees	(10,346)	(7,775)	(13,490)
Loss on early extinguishment of debt	1,346	-	770
Other expense (income), net	(1,280)	893	(351)

Income (loss) before income taxes	11,303	(33,326)	(50,775)

Provision (benefit) for income taxes	678	(1,003)	46,752

Net income (loss)	10,625	(32,323)	(97,527)

Net income (loss) attributable to noncontrolling interest	(184)	82	-

Net income (loss) attributable to Stoneridge, Inc. and subsidiaries	$10,809	$(32,405)	$(97,527)

Basic net income (loss) per share	$0.45	$(1.37)	$(4.17)

Basic weighted average shares outstanding	23,946	23,626	23,367

Diluted net income (loss) per share	$0.44	$(1.37)	$(4.17)

Diluted weighted average shares outstanding	24,333	23,626	23,367

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Years ended December 31 (in thousands)	2010	2009	2008

OPERATING ACTIVITIES:
Net income (loss)	$10,625	$(32,323)	$(97,527)
Adjustments to reconcile net income (loss) to net cash provided by operating activities -
Depreciation	19,070	19,875	26,196
Amortization, including accretion of debt discount	1,129	1,053	1,320
Deferred income taxes	(778)	(3,200)	46,239
Earnings of equity method investees, less dividends	(4,889)	(474)	(9,277)
Loss (gain) on sale of fixed assets	(42)	219	(571)
Share-based compensation expense, net	2,266	1,252	2,103
Loss on early extinguishment of debt	1,346	-	770
Goodwill impairment charge	-	-	65,175
Changes in operating assets and liabilities -
Accounts receivable, net	(21,012)	16,619	20,087
Inventories, net	(11,586)	17,255	(1,786)
Prepaid expenses and other	(1,624)	(3,133)	2,656
Accounts payable	16,705	(2,111)	(14,769)
Accrued expenses and other	2,641	(1,208)	1,840
Net cash provided by operating activities	13,851	13,824	42,456

INVESTING ACTIVITIES:
Capital expenditures	(18,574)	(11,998)	(24,573)
Proceeds from sale of fixed assets	56	201	1,652
Business acquisitions and other	-	(5,967)	(980)
Net cash used for investing activities	(18,518)	(17,764)	(23,901)

FINANCING ACTIVITIES:
Extinguishment of senior notes	(183,000)	-	(17,000)
Proceeds from issuance of senior secured notes	170,625	-	-
Proceeds from issuance of other debt	690	-	-
Repayments of other debt	(278)	(55)	-
Revolving credit facility borrowings	8,389	1,274	-
Revolving credit facility payments	(8,335)	(883)	-
Other financing costs	(1,365)	-	-
Repurchase of shares to satisfy employee tax withholding	(826)	-	-
Excess tax benefits from share-based compensation expense	395	-	1,322
Premiums related to early extinguishment of debt	(324)	-	(553)
Net cash provided by (used for) financing activities	(14,029)	336	(16,231)

Effect of exchange rate changes on cash and cash equivalents	(1,237)	2,819	(5,556)

Net change in cash and cash equivalents	(19,933)	(785)	(3,232)

Cash and cash equivalents at beginning of period	91,907	92,692	95,924
Cash and cash equivalents at end of period	$71,974	$91,907	$92,692

Supplemental disclosure of cash flow information:
Cash paid for interest, net	$20,755	$21,969	$20,985
Cash paid for income taxes, net	$1,213	$2,319	$4,466
Supplemental disclosure of non-cash financing activities:
Fair value of interest rate swap	$(3,017)	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS) AND SHAREHOLDERS' EQUITY

(in thousands)	Number of common shares	Number of treasury shares	Additional paid- in capital	Common shares held in treasury	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total shareholders' equity

BALANCE, DECEMBER 31, 2007	24,209	392	$154,173	$(383)	$38,372	$14,027	$-	$206,189

Net loss	-	-	-	-	(97,527)	-	-	(97,527)
Pension liability adjustments	-	-	-	-	-	(1,531)	-	(1,531)
Unrealized loss on marketable securities	-	-	-	-	-	(10)	-	(10)
Unrealized loss on derivatives	-	-	-	-	-	(4,977)	-	(4,977)
Currency translation adjustments	-	-	-	-	-	(14,506)	-	(14,506)
Comprehensive loss								(118,551)

Exercise of share options	88	-	795	-	-	-	-	795
Issuance of restricted common shares	462	(379)	-	383	-	-	-	383
Forfeited restricted common shares	(73)	73	-	-	-	-	-	-
Repurchased common shares for treasury	(21)	21	-	(129)	-	-	-	(129)
Share-based compensation matters	-	-	3,071	-	-	-	-	3,071

BALANCE, DECEMBER 31, 2008	24,665	107	158,039	(129)	(59,155)	(6,997)	-	91,758

Net income (loss)	-	-	-	-	(32,405)	-	82	(32,323)
Pension liability adjustments	-	-	-	-	-	(3,130)	-	(3,130)
Unrealized gain on marketable securities	-	-	-	-	-	6	-	6
Unrealized gain on derivatives	-	-	-	-	-	6,724	-	6,724
Currency translation adjustments	-	-	-	-	-	6,066	-	6,066
Comprehensive loss								(22,657)

Business acquisition	-	-	-	-	-	-	4,410	4,410
Exercise of share options	7	-	3	-	-	-	-	3
Issuance of restricted common shares	522	-	-	-	-	-	-	-
Forfeited restricted common shares	(153)	153	-	-	-	-	-	-
Repurchased common shares for treasury	(41)	41	-	(163)	-	-	-	(163)
Share-based compensation matters	-	-	706	-	-	-	-	706

BALANCE, DECEMBER 31, 2009	25,000	301	158,748	(292)	(91,560)	2,669	4,492	74,057

Net income (loss)	-	-	-	-	10,809	-	(184)	10,625
Pension liability adjustments	-	-	-	-	-	5,089	-	5,089
Unrealized gain on marketable securities	-	-	-	-	-	8	-	8
Unrealized loss on derivatives	-	-	-	-	-	(1,710)	-	(1,710)
Currency translation adjustments	-	-	-	-	-	(1,994)	-	(1,994)
Comprehensive income								12,018

Exercise of share options	26	-	266	-	-	-	-	266
Issuance of restricted common shares	667	-	-	-	-	-	-	-
Forfeited restricted common shares	(243)	243	-	-	-	-	-	-
Repurchased common shares for treasury	(57)	57	-	(826)	-	-	-	(826)
Share-based compensation matters	-	-	2,573	-	-	-	-	2,573

BALANCE, DECEMBER 31, 2010	25,393	601	$161,587	$(1,118)	$(80,751)	$4,062	$4,308	$88,088

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data, unless otherwise indicated)

1. Organization and Nature of Business

Stoneridge, Inc. and its subsidiaries are global designers and manufacturers of highly engineered electrical and electronic components, modules and systems for the commercial, automotive, agricultural and off-highway vehicle markets.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Stoneridge, Inc. and its wholly-owned and majority-owned subsidiaries (collectively, the “Company”).  Intercompany transactions and balances have been eliminated in consolidation.  The Company accounts for investments in joint ventures in which it owns between 20% and 50% of equity or otherwise acquires management influence using the equity method (see Note 3).

Cash and Cash Equivalents

The Company considers all short-term investments with original maturities of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value, due to the highly liquid nature and short-term duration of the underlying securities.

Accounts Receivable and Concentration of Credit Risk

Revenues are principally generated from the commercial, automotive, agricultural and off-highway vehicle markets.  The Company’s largest customers were Navistar International Corporation and Deere & Company, which accounted for approximately 24%, 27% and 26% and 14%, 12% and 10% of net sales for the years ended December 31, 2010, 2009 and 2008, respectively.

Inventories

Inventories are valued at the lower of cost or market.  Cost is determined by the last-in, first-out (“LIFO”) method for approximately 73% and 69% of the Company’s inventories at December 31, 2010 and 2009, respectively, and by the first-in, first-out method for all other inventories.  The Company adjusts its excess and obsolescence reserve at least on a quarterly basis.  Excess inventories are quantities of items that exceed anticipated sales or usage for a reasonable period.  The Company has guidelines for calculating provisions for excess inventories based on the number of months of inventories on hand compared to anticipated sales or usage.  Management uses its judgment to forecast sales or usage and to determine what constitutes a reasonable period.  Inventory cost includes material, labor and overhead. Inventories consist of the following:

As of December 31	2010	2009

Raw materials	$36,125	$26,118
Work-in-progress	9,471	9,137
Finished goods	9,902	8,226
Total inventories	55,498	43,481
Less: LIFO reserve	(3,670)	(3,237)
Inventories, net	$51,828	$40,244

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and consist of the following:

As of December 31	2010	2009

Land and land improvements	$3,150	$3,131
Buildings and improvements	35,180	34,610
Machinery and equipment	139,266	132,936
Office furniture and fixtures	7,118	7,163
Tooling	65,684	63,566
Information technology	24,695	24,070
Vehicles	414	431
Leasehold improvements	3,103	2,904
Construction in progress	18,645	11,779
Total property, plant, and equipment	297,255	280,590
Less: accumulated depreciation	(220,679)	(203,599)
Property, plant and equipment, net	$76,576	$76,991

As a result of the restructuring plan approved on October 29, 2007 (See Note 11), the manufacturing facility located in Sarasota, Florida was closed in 2008.  This facility was included within the Control Devices segment. Beginning in 2009, the Company classified the Sarasota, Florida facility as an asset held for sale and has included the net book value of the facility of $3,757 within the December 31, 2010 and 2009 consolidated balance sheets as a component of prepaid expenses and other current assets.

Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the years ended December 31, 2010, 2009 and 2008 was $19,070, $19,875 and $26,196, respectively.  Depreciable lives within each property classification are as follows:

Buildings and improvements	10–40 years
Machinery and equipment	3–10 years
Office furniture and fixtures	3–10 years
Tooling	2–5 years
Information technology	3–5 years
Vehicles	3–5 years
Leasehold improvements	3–10 years

Maintenance and repair expenditures that are not considered improvements and do not extend the useful life of the property, plant and equipment are charged to expense as incurred.  Expenditures for improvements and major renewals are capitalized.  When assets are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and any gain or loss on the disposition is recorded in the consolidated statements of operations as a component of selling, general and administrative.

Impairment of Finite-Lived Assets

The Company reviews its long-lived assets and identifiable intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  No significant impairment charges were recorded in 2010, 2009 or 2008 for finite lived assets.  Impairment would be recognized when events or changes in circumstances indicate that the carrying amount of the asset may not be recovered.  Measurement of the amount of impairment may be based on appraisal, market values of similar assets or estimated discounted future cash flows resulting from the use and ultimate disposition of the asset.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

Acquisitions

On October 13, 2009, the Company acquired a 51% membership interest in Bolton Conductive Systems, LLC (“BCS”) for a purchase price of $5,967, net of cash acquired.  BCS designs and manufactures a wide variety of electrical solutions for the military, automotive, marine and specialty vehicle markets and is based in Walled Lake, Michigan.  The Company acquired a majority interest in BCS in order to expand its presence in the military channel.  The Company may be required to make an additional payment to the prior owners of BCS for its 51% membership interest based on BCS achieving financial performance targets as defined by the purchase agreement.  The maximum amount of additional payments to the prior owners of BCS is $3,200 per year in 2012 and 2013 and is contingent upon BCS achieving profitability targets based on earnings before interest, income taxes, depreciation and amortization in 2011 and 2012, respectively. In addition, the Company may be required to make additional payments to BCS of $500 in 2012 based on BCS achieving annual revenue targets in 2011.  The Company recorded $435 and $893; the fair value of the estimated future additional payments to the prior owners of BCS as of December 31, 2010 and 2009, respectively, on the consolidated balance sheets as a component of other long-term liabilities.  The estimated future additional payments to the prior owners of BCS were based upon an analysis of forecasted operating results and the probability of achieving the forecasted targets.  During the year ended December 31, 2010, the Company reduced the estimated future payments by $458, as a result of BCS not achieving 2010 performance targets and revised estimates for 2011 and 2012.  This adjustment was recorded as a reduction to selling, general and administrative on the consolidated statement of operations for the year ended December 31, 2010.  The purchase agreement provides the Company with the option to purchase the remaining 49% interest in BCS in 2013 at a price determined in accordance with the purchase agreement.  If the Company does not exercise this option then the minority owners of BCS have the option in 2014 to purchase the Company’s 51% interest in BCS at a price determined in accordance with the purchase agreement or to jointly market BCS for sale.  BCS’s results of operations are included in the Company’s consolidated statements of operations from its date of acquisition.

The Company allocated the consideration transferred to net tangible assets acquired, intangible assets, goodwill and noncontrolling interest, of $927, $1,144, $9,199 and $4,410, respectively as of the acquisition date.

The Company incurred approximately $300 of acquisition costs related to the BCS purchase.  These costs are included in selling, general and administrative on the consolidated statement of operations for the year ended December 31, 2009.

On March 31, 2008, the Company acquired Magnum Trade AB, a commercial vehicle aftermarket distributor operating in northern Europe for $980, net of cash acquired.

Goodwill and Other Intangible Assets

The Company recorded goodwill of $9,199 within the Electronics segment from the BCS acquisition.  Goodwill is included on the consolidated balance sheet as a component of investments and other, net.  This goodwill is not deductible for income tax purposes.  The remainder of the December 31, 2010 and 2009 goodwill balance relates to the 2008 acquisition of Magnum Trade AB.

The change in the carrying value of goodwill within the Electronics reportable segment during 2010 and 2009 was as follows:

	2010	2009

Goodwill at beginning of period	$9,743	$494
Goodwill acquired	-	9,199
Translation and other adjustments	(47)	50
Goodwill at end of period	$9,696	$9,743

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

During the year ended December 31, 2008, the Company recorded a goodwill impairment charge of $65,175, within the Control Devices reportable segment as a component of operating income (loss) in the consolidated statement of operations, which reduced the carrying value of that goodwill to $0.  The goodwill impairment charge resulted primarily from the significant deterioration in the global economic environment including tightening credit markets, stock market declines and significant reductions in the then current and forecasted production volumes for automotive and commercial vehicles during the year ended December 31, 2008.  This lead to a significant decline in the Company’s share price, which resulted in a market capitalization less than the Company’s carrying value at December 31, 2008 prior to the impairment test.

The Company allocated $715 of the BCS purchase price to intangible assets related to customer relationships, with a weighted average useful life of 8.1 years and $429 to trademarks with a useful life of 3.0 years.  These intangible assets are included on the consolidated balance sheets as a component of investments and other, net.  The Company recognized $215 and $64 of amortization expense in 2010 and 2009, respectively from the BCS intangible assets, which is included as a component of selling, general and administrative on the consolidated statements of operations for the years ended December 31, 2010 and 2009.  Amortization expense for these intangible assets is estimated to be $231, $201, $88, $75 and $27 for 2011, 2012, 2013, 2014 and 2015, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

As of December 31	2010	2009

Compensation related reserves (A)	$20,041	$13,553
Product warranty and recall obligations	3,831	4,764
Other (B)	20,570	20,583
Total accrued expenses and other current liabilities	$44,442	$38,900

(A)	The increase in compensation related reserves is primarily due to a higher incentive compensation accrual as of December 31, 2010 when compared to December 31, 2009.

(B)	“Other” is comprised of miscellaneous accruals; none of which contributed a significant portion of the total.

Income Taxes

The Company accounts for income taxes using the liability method. Deferred income taxes reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not to occur.  During the year ended December 31, 2008, primarily as a result of the goodwill impairment charge incurred, the Company determined that it was more likely than not that the Company would not be able to realize its deferred tax asset in the U.S.  As a result, the Company recorded a valuation allowance of $62,006 in 2008.  The Company continues to recognize this full valuation allowance in 2009 and 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data, unless otherwise indicated)

The Company's policy is to provide for uncertain tax positions and the related interest and penalties based upon management's assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.  At December 31, 2010, the Company believes it has appropriately accounted for any unrecognized tax benefits.  To the extent the Company prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the Company's effective tax rate in a given financial statement period may be affected.

Currency Translation

The financial statements of foreign subsidiaries, where the local currency is the functional currency, are translated into U.S. dollars using exchange rates in effect at the period end for assets and liabilities and average exchange rates during each reporting period for the results of operations.  Adjustments resulting from translation of financial statements are reflected as a component of accumulated other comprehensive income (loss).  Foreign currency transactions are remeasured into the functional currency using translation rates in effect at the time of the transaction, with the resulting adjustments included on the consolidated statements of operations.

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

Product Warranty and Recall Reserves

Amounts accrued for product warranty and recall claims are established based on the Company’s best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet dates.  These accruals are based on several factors including past experience, production changes, industry developments and various other considerations.  The Company can provide no assurances that it will not experience material claims in the future or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued or beyond what the Company may recover from its suppliers.  Product warranty and recall is included as a component of accrued expenses and other current liabilities on the consolidated balance sheets.

The following provides a reconciliation of changes in product warranty and recall liability:

Years ended December 31	2010	2009

Product warranty and recall at beginning of period	$4,764	$5,527
Accruals for products shipped during period	3,338	2,166
Aggregate changes in pre-existing liabilities due to claim developments	(181)	1,945
Settlements made during the period (in cash or in kind)	(4,090)	(4,874)
Product warranty and recall at end of period	$3,831	$4,764

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

Product Development Expenses

Expenses associated with the development of new products and changes to existing products are charged to expense as incurred.  These costs amounted to $37,563, $32,993 and $45,509 in years ended December 31, 2010, 2009 and 2008, respectively or 5.9%, 6.9% and 6.0% of net sales for these periods.

Share-Based Compensation

At December 31, 2010, the Company had three types of share-based compensation plans: (1) Long-Term Incentive Plan, as amended, (2) Directors’ Share Option Plan and (3) the Amended Directors’ Restricted Shares Plan.  One plan is for employees and two plans are for non-employee directors.  The Long-Term Incentive Plan is made up of the Long-Term Incentive Plan that was approved by the Company's shareholders on September 30, 1997 and expired on June 30, 2007 and the Amended and Restated Long-Term Incentive Plan, as amended, that was approved by shareholders on May 17, 2010 and expires on April 24, 2016.

Total compensation expense recognized as a component of selling, general and administrative on the consolidated statements of operations for share-based compensation arrangements was $2,661, $1,252 and $3,425 for the years ended December 31, 2010, 2009 and 2008, respectively.  There was no share-based compensation expense capitalized as inventory in 2010, 2009 or 2008.

Financial Instruments and Derivative Financial Instruments

Financial instruments, including derivative financial instruments, held by the Company include cash and cash equivalents, accounts receivable, accounts payable, long-term debt and foreign currency forward contracts. The carrying value of cash and cash equivalents, accounts receivable and accounts payable is considered to be representative of fair value because of the short maturity of these instruments.  Refer to Note 9 of the Company’s consolidated financial statements for fair value disclosures of the Company’s financial instruments.

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

Net Income (Loss) Per Share

Basic net income (loss) per share was computed by dividing net income (loss) by the weighted-average number of Common Shares outstanding for each respective period.  Diluted net income per share was calculated by dividing net income by the weighted-average of all potentially dilutive Common Shares that were outstanding during the periods presented.  For all periods in which the Company recognized a net loss, the Company has recognized zero dilutive effect from securities as no anti-dilution is permitted.  Actual weighted-average Common Shares outstanding used in calculating basic and diluted net income (loss) per share were as follows:

Years ended December 31	2010	2009	2008

Basic weighted-average shares outstanding	23,945,754	23,625,923	23,366,515
Effect of dilutive shares	386,847	-	-
Diluted weighted-average shares outstanding	24,332,601	23,625,923	23,366,515

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

Options not included in the computation of diluted net income (loss) per share to purchase 106,750, 169,750 and 74,000 Common Shares at an average price of $12.96, $9.57and $14.86 per share were outstanding at December 31, 2010, 2009 and 2008, respectively.  These outstanding options were not included in the computation of diluted net income (loss) per share because their respective exercise prices were greater than the average closing market price of Company Common Shares.  These options were excluded from the computation of diluted earnings per share under the treasury stock method.

There were 445,950, 395,925 and 628,275 performance-based restricted Common Shares outstanding at December 31, 2010, 2009 and 2008, respectively. These shares were not included in the computation of diluted net income (loss) per share because not all vesting conditions were achieved as of December 31, 2010, 2009 and 2008.  These shares may or may not become dilutive based on the Company’s ability to meet or exceed future earnings performance targets.

Comprehensive Income (Loss)

Other comprehensive income (loss) includes foreign currency translation adjustments, pension liability adjustments, unrealized gains and losses on available-for-sale marketable securities and the effective portion of gains and losses on certain hedging activities.

The components of accumulated other comprehensive income (loss), as reported on the consolidated statements of other comprehensive income (loss) and shareholders’ equity, net of tax were as follows:

	Currency translation adjustments	Pension liability adjustments	Unrealized gain (loss) on marketable securities	Unrealized gain (loss) on derivatives	Accumulated other comprehensive income (loss)

Balance, January 1, 2008	$14,512	$(428)	$(20)	$(37)	$14,027
Current year change	(14,506)	(1,531)	(10)	(4,977)	(21,024)
Balance, December 31, 2008	6	(1,959)	(30)	(5,014)	(6,997)
Current year change	6,066	(3,130)	6	6,724	9,666
Balance, December 31, 2009	6,072	(5,089)	(24)	1,710	2,669
Current year change	(1,994)	5,089	8	(1,710)	1,393
Balance, December 31, 2010	$4,078	$-	$(16)	$-	$4,062

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

The tax effects related to each component of other comprehensive income (loss) were as follows:

	Before tax amount	Benefit / (provision)	After-tax amount

2008
Foreign currency translation adjustments	$(14,506)	$-	$(14,506)
Pension liability adjustments	(1,531)	-	(1,531)
Unrealized loss on marketable securities	(16)	6	(10)
Unrealized loss on derivatives	(4,977)	-	(4,977)
Other comprehensive loss	$(21,030)	$6	$(21,024)

2009
Foreign currency translation adjustments	$6,066	$-	$6,066
Pension liability adjustments	(3,130)	-	(3,130)
Unrealized gain on marketable securities	9	(3)	6
Unrealized gain on derivatives	6,724	-	6,724
Other comprehensive income	$9,669	$(3)	$9,666

2010
Foreign currency translation adjustments	$(1,994)	$-	$(1,994)
Pension liability adjustments	5,089	-	5,089
Unrealized gain on marketable securities	12	(4)	8
Unrealized loss on derivatives	(1,710)	-	(1,710)
Other comprehensive income	$1,397	$(4)	$1,393

As of December 31, 2009, the Company recorded valuation allowances of $1,675, which fully offset the deferred tax asset related to the pension liability adjustments.  There was no valuation recorded as of December 31, 2010 as a result of reversing the deferred tax asset in conjunction with placing Stoneridge Pollak Limited (“SPL”) into administration as described in Note 13.

Deferred Finance Costs

Deferred finance costs are being amortized over the life of the related financial instrument using the straight-line method, which approximates the effective interest method.  The 2.5% discount to the initial purchasers of the Company’s senior secured notes is being accreted using the effective interest rate of 10.0% over the life of the senior secured notes. Deferred finance cost amortization and debt discount accretion for the years ended December 31, 2010, 2009 and 2008 was $914, $989 and $1,117, respectively, and is included as a component of interest expense, net on the consolidated statements of operations.

Reclassifications

Certain prior period amounts have been reclassified to conform to their 2010 presentation in the consolidated financial statements.

3. Investments

In June 2009, the Financial Accounting Standards Board (“FASB”) revised the authoritative guidance for determining the primary beneficiary of a variable interest entity (“VIE”).  In December 2009, the FASB issued Accounting Standards Update No. 2009-17,  Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities , which provides amendments to Accounting Standards Codification Topic No. 810,  Consolidation  (“ASC Topic 810”) to reflect the revised guidance.  Among other things, the new guidance requires a qualitative rather than a quantitative assessment to determine the primary beneficiary of a VIE based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. In addition, the amended guidance requires an ongoing reconsideration of the primary beneficiary. The provisions of this new guidance were effective as of January 1, 2010, and the adoption did not have an impact on the Company’s financial statements.  The Company analyzed its joint ventures in accordance with ASC Topic 810 to determine whether they are VIE’s and, if so, whether the Company is the primary beneficiary.  Both of the Company’s joint ventures at December 31, 2010 were determined under the provisions of ASC Topic 810 to be unconsolidated joint ventures and were accounted for under the equity method of accounting.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

PST Eletrônica S.A.

The Company has a 50% interest in PST Eletrônica S.A. (“PST”), a Brazilian electronic system provider focused on security, infotainment and convenience applications primarily for the vehicle and motorcycle industry.  The investment is accounted for under the equity method of accounting.  The Company’s investment in PST recorded as a component of investments and other long-term assets, net on the consolidated balance sheets was $41,178 and $35,824 as of December 31, 2010 and 2009, respectively.

Condensed financial information for PST is as follows:

As of December 31,	2010	2009

Cash and cash equivalents	$4,083	$1,246
Accounts receivable, net	26,557	21,427
Inventories, net	46,576	25,952
Property, plant and equipment, net	30,963	27,592
Other assets	10,437	9,489
Total assets	$118,616	$85,706

Current liabilities	$45,166	$30,306
Long-term liabilities	13,962	6,266
Equity of:
Stoneridge	29,744	24,567
Others	29,744	24,567
Total liabilities and equity	$118,616	$85,706

The difference between the Company’s’ carrying amount of its investment in PST and the Company’s underlying equity in the net assets of PST is primarily due to a net goodwill balance of $11,296 at December 31, 2010 and 2009.

Years ended December 31	2010	2009	2008

Net sales	$182,946	$140,690	$174,305
Cost of goods sold	$93,683	$69,291	$80,924

Total pre-tax income	$23,503	$15,623	$31,788
The Company's share of pre-tax income	$11,752	$7,812	$15,894

Equity in earnings of PST included in the consolidated statements of operations was $9,490, $7,385 and $12,788 for the years ended December 31, 2010, 2009 and 2008, respectively.  During 2010, 2009 and 2008, PST declared dividends payable to its joint venture partners, which included the Company.  The Company received dividend payments from PST of $5,457, $7,301 and $4,213 in 2010, 2009 and 2008, respectively, which decreased the Company’s investment in PST.

Minda Stoneridge Instruments Ltd.

The Company has a 49% interest in Minda Stoneridge Instruments Ltd. (“Minda”), a company based in India that manufactures electronics and instrumentation equipment for the motorcycle and commercial vehicle market.  The investment is accounted for under the equity method of accounting.  The Company’s investment in Minda recorded as a component of investments and other long-term assets, net on the consolidated balance sheets was $6,287 and $5,220 as of December 31, 2010 and 2009, respectively. Equity in earnings of Minda included in the consolidated statements of operations was $856, $390 and $702, for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

4. Long-Term Debt

Senior Secured Notes

On October 4, 2010, the Company issued $175,000 of senior secured notes.  These senior secured notes bear interest at an annual rate of 9.5% and mature on October 15, 2017.  The senior secured notes were issued at a 2.5% discount to the initial purchasers.  The senior secured notes are redeemable, at the Company’s option, beginning October 15, 2014 at 104.75%.  Interest payments commence on April 15, 2011 and are payable on April 15 and October 15 of each year, thereafter.  The senior secured notes indenture limits the amount of the Company and its restricted subsidiaries’ indebtedness, restricts certain payments and includes various other non-financial restrictive covenants.  The senior secured notes are guaranteed by all of the Company’s existing domestic restricted subsidiaries.  All other restricted subsidiaries that guarantee any indebtedness of the Company or the guarantors will also guarantee the senior secured notes.  The proceeds from the senior secured notes issuance were used to extinguish the Company’s previously existing senior notes.  In conjunction with the issuance of the senior secured notes, the Company recorded deferred finance costs of $1,365 in the consolidated balance sheet as a component of investments and other long term assets, net as of December 31, 2010.

The Company had $183,000 of senior notes outstanding at December 31, 2009.  During 2008, the Company purchased and retired $17,000 in face value of the senior notes. On September 20, 2010, the Company commenced a tender offer to purchase for cash any and all of its senior notes.  The consent payment deadline was October 1, 2010 and the tender offer expired on October 18, 2010.  For senior notes tendered before the consent payment deadline, the note holders received $1,002.50 for each $1,000.00 of principal amount of notes tendered.  There was $109,733 of senior notes tendered prior to the consent payment deadline and an additional $154 tendered after the consent payment deadline but before the tender offer deadline.  Holders tendering senior notes after the consent payment deadline were eligible to receive only the tender offer consideration of $1,000.00 per $1,000.00 principal amount of senior notes.  On November 4, 2010 all senior notes which were not tendered were redeemed by the Company at par.  In conjunction with the 2010 extinguishment and the 2008 purchase and retirement of the senior notes, the Company recognized a loss of $1,346 and $770 for the years ended December 31, 2010 and 2008, respectively.  The 2010 loss was comprised of a non-cash charge of $1,022 related to the write-off of deferred finance costs and a cash charge of $324 which represents premiums that were paid to extinguish the senior notes and professional fees that were paid related to the tender offer.  The 2008 loss was comprised of a non-cash charge of $217 that was related to the write-off of deferred finance costs and a cash charge of $553 which represents premiums that were paid to repurchase the senior notes.

Credit Facilities

On November 2, 2007, the Company entered into an asset-based credit facility (the “credit facility”), which permits borrowing up to a maximum level of $100,000.  In connection with the senior secured notes issuance, the Company entered into an Amended and Restated Credit and Security Agreement (the “Amended and Restated Agreement”) relating to the credit facility on September 20, 2010 which became effective on October 4, 2010.  The Amended and Restated Agreement (i) provided certain consents necessary for the issuance of the senior secured notes, (ii) extended the expiration date of the credit facility to November 1, 2012 and (iii) granted the facility agent, for the benefit of the lenders, second priority liens and security interests in the collateral subject to first priority liens and security interests in favor of the collateral agent for the holders of the senior secured notes.  At December 31, 2010 and 2009, there were no borrowings on this credit facility.  The available borrowing capacity on this credit facility is based on eligible current assets, as defined.  At December 31, 2010 and 2009, the Company had borrowing capacity of $61,251 and $54,098, respectively, based on eligible current assets.  The credit facility does not contain financial performance covenants which would constrain the Company’s borrowing capacity. However, restrictions do include limits on capital expenditures, operating leases, dividends and investment activities in a negative covenant which limits investment activities to $15,000 minus certain guarantees and obligations.  The credit facility expires on November 1, 2012 and requires a commitment fee of 0.375% on the unused balance.  Interest is payable quarterly at either (i) the higher of the prime rate or the Federal Funds rate plus 0.50%, plus a margin of 0.00% to 0.25% or (ii) LIBOR plus a margin of 1.00% to 1.75%, depending upon the Company’s undrawn availability, as defined.  The Company was in compliance with all covenants at December 31, 2010 and December 31, 2009.

On October 13, 2009, the Company’s majority owned consolidated subsidiary, BCS, entered into a master revolving note (the “Revolver”), which permits borrowing up to a maximum level of $3,000. The available borrowing capacity on the Revolver is based on an advance formula, as defined.  At December 31, 2010 and 2009, BCS had borrowing capacity of $1,089 based on the advance formula.  On September 29, 2010, BCS amended the Revolver to extend the maturity date to September 29, 2011 and reduced the interest rate margin to 2.0%.  At December 31, 2010 and December 31, 2009, BCS had $742 and $688 in borrowings outstanding on the Revolver, respectively, which are included on the consolidated balance sheets as a component of accrued expenses and other current liabilities.  Interest is payable monthly at the prime referenced rate plus a 2.0% margin.  At December 31, 2010 and December 31, 2009, the interest rate on the Revolver was 5.25% and 5.5%, respectively.  The Company is a guarantor of BCS as it relates to the Revolver.  The Revolver contains certain financial restrictive covenants.  BCS violated the fixed charge and tangible net worth covenants related to the Revolver on December 31, 2010.  Subsequent to year-end, BCS received a waiver for covenant violations occurring between December 31, 2010 and February 28, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

Other Debt

BCS has an installment note.  Interest on the installment note is the prime referenced rate plus a 2.25% margin.  At December 31, 2010 and December 31, 2009, the interest rate on the installment note was 5.5%.  The installment note calls for monthly installment payments of principal and interest and matures in 2012.  At December 31, 2010 and 2009, the principal amount due on the installment note was $322 and $483, respectively.

On August 20, 2010, the Company’s wholly-owned subsidiary located in Suzhou, China entered into a term loan of 4,690 Chinese yuan, which was approximately $712 at December 31, 2010 and is included on the consolidated balance sheet as a component of accrued expenses and other current liabilities. The term loan matures on August 5, 2011.  Interest is payable quarterly at the one-year lending rate published by The People’s Bank of China multiplied by 110.0%.  At December 31, 2010, the interest rate on the term loan was 6.39%.

5. Income Taxes

The provision (benefit) for income taxes included in the accompanying consolidated financial statements represents federal, state and foreign income taxes.  The components of income (loss) before income taxes and the provision (benefit) for income taxes consist of the following:

Years ended December 31	2010	2009	2008

Income (loss) before income taxes:
Domestic	$(5,126)	$(21,282)	$(52,320)
Foreign	16,429	(12,044)	1,545
Total income (loss) before income taxes	$11,303	$(33,326)	$(50,775)

Provision (benefit) for income taxes:
Current:
Federal	$-	$9	$(1,434)
State and foreign	1,147	2,188	1,947
Total current provision	1,147	2,197	513

Deferred:
Federal	1,188	(1,242)	47,590
State and foreign	(1,657)	(1,958)	(1,351)
Total deferred provision (benefit)	(469)	(3,200)	46,239
Total provision (benefit) for income taxes	$678	$(1,003)	$46,752

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

A reconciliation of the Company’s effective income tax rate to the statutory federal tax rate is as follows:

Years ended December 31	2010	2009	2008

Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.4	(1.2)	1.8
Tax credits	(8.0)	2.8	2.0
Foreign rate differential	(54.7)	(0.7)	4.4
Reduction of income tax accruals	(0.1)	0.1	1.2
Tax on foreign dividends, net of foreign tax credits	41.5	(24.4)	(1.8)
Reduction (increase) of deferred taxes	7.8	(2.3)	2.8
Valuation allowances	(7.7)	(7.1)	(129.2)
Non-deductible compensation	5.3	-	-
Non-deductible goodwill	-	-	(9.0)
Other comprehensive income	(10.2)	-	-
Other	(4.3)	0.8	0.7
Effective income tax rate	6.0%	3.0%	(92.1)%

The Company recognized a provision (benefit) for income taxes of $678, or 6.0% of pre-tax income for the year ended December 31, 2010 and $(1,003), or 3.0% and $46,752 or (92.1)% of pre-tax loss, for federal, state and foreign income taxes for the years ended December 31, 2009 and 2008, respectively.  The increase in tax expense for the year ended December 31, 2010 compared to the same period for 2009 was primarily attributable to the improved financial performance in most foreign locations including the improved financial performance of our PST joint venture which we are required to provide deferred tax expense on our share of its earnings. The increase in tax expense for the year ended December 31, 2010 was partially offset by a reduction in the U.S. valuation allowance due to the receipt of PST dividends as well as with a tax benefit related to our United Kingdom operations.  As a result of placing SPL into administration, as described in Note 13, the Company recognized a tax benefit of $1,170 million during the year ended December 31, 2010, from the reversal of deferred tax liabilities, primarily employee benefit related, that were previously included as a component of accumulated other comprehensive income within shareholders’ equity.

Unremitted earnings of foreign subsidiaries were $11,111, $2,590 and $24,155 as of December 31, 2010, 2009 and 2008, respectively.  Because these earnings have been indefinitely reinvested in foreign operations, no provision has been made for U.S. income taxes.  It is impracticable to determine the amount of unrecognized deferred taxes with respect to these earnings; however, foreign tax credits may be available to reduce U.S. income taxes in the event of a distribution.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

As of December 31	2010	2009

Deferred tax assets:
Inventories	$1,481	$2,049
Employee benefits	1,660	2,461
Insurance	1,095	1,290
Depreciation and amortization	21,057	28,390
Net operating loss carryforwards	41,999	38,228
General business credit carryforwards	9,545	8,973
Reserves not currently deductible	3,136	6,971
Gross deferred tax assets	79,973	88,362
Less: Valuation allowance	(76,036)	(83,963)
Deferred tax assets less valuation allowance	3,937	4,399

Deferred tax liabilities:
Depreciation and amortization	(1,294)	(1,347)
Other	(9,972)	(9,297)
Gross deferred tax liabilities	(11,266)	(10,644)

Net deferred tax liability	$(7,329)	$(6,245)

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

The Company has deferred tax assets for net operating loss carry forwards of $0 net of a valuation allowance of $41,999.  The net operating losses relate to U.S. federal, state and foreign tax jurisdictions.  The U.S. federal net operating losses expire beginning in 2025, the state net operating losses expire at various times and the foreign net operating losses have indefinite expiration dates.  The Company has a deferred tax asset for general business credit carry forwards of $597 net of a valuation allowance of $8,948.  The carry forwards for U.S. federal general business credits begins to expire in 2021 and the state tax credits expire at various times.

During the fourth quarter of 2010 the Company undertook a secondary offering.  As a result of the secondary offering a substantial change in the Company’s ownership occurred and the Company may have experienced an ownership change pursuant to Section 382 of the Internal Revenue Code of 1986, as revised. The Company is in the process of evaluating the secondary offering and the potential impact, if any, on our ability to fully utilize net operating loss and research credit carry forwards. If it is ultimately determined that the Company did experience an ownership change, there would not be an impact to the consolidated balance sheet or consolidated statement of operations as of December 31, 2010 due to the Company being in a valuation allowance position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

The following is a reconciliation of the Company’s total gross unrecognized tax benefits:

	2010	2009	2008

Balance as of January 1	$2,838	$2,599	$4,618

Tax positions related to the current year:
Additions	387	369	362
Tax positions related to prior years:
Reductions	(11)	(26)	(84)

Settlements	-	(104)	(1,683)
Expiration of statutes of limitation	(113)	-	(614)

Balance as of December 31	$3,101	$2,838	$2,599

The liability for uncertain tax benefits is classified as a non-current liability unless it is expected to be paid within one year.  At December 31, 2010 the Company has classified $721 as a current liability and $2,380 as a reduction to non-current deferred income tax assets. Through a combination of anticipated state audit settlements and the expiration of certain statutes of limitation, the amount of unrecognized tax benefits could decrease by approximately $60 within the next 12 months.  Management is currently unaware of issues under review that could result in a significant change or a material deviation in this estimate.

If the Company’s tax positions are sustained by the taxing authorities in favor of the Company, approximately $2,966 would affect the Company’s effective tax rate.

Consistent with historical financial reporting, the Company has elected to classify interest expense and, if applicable, penalties which could be assessed related to unrecognized tax benefits as a component of income tax provision (benefit).  For the years ended December 31, 2010, 2009 and 2008, the Company recognized approximately $45, $104 and $(246) of gross interest and penalties, respectively.  The Company has accrued approximately $575 and $530 for the payment of interest and penalties at December 31, 2010 and December 31, 2009, respectively.

The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In the normal course of business the Company is subject to examination by taxing authorities throughout the world. The following table summarizes the open tax years for each important jurisdiction:

Jurisdiction	Open Tax Years

U.S. Federal	2007-2010
France	2006-2010
Mexico	2005-2010
Spain	2006-2010
Sweden	2005-2010
United Kingdom	2006-2010

6. Operating Lease Commitments

The Company leases equipment, vehicles and buildings from third parties under operating lease agreements.  For the years ended December 31, 2010, 2009 and 2008, lease expense totaled $6,666, $6,461 and $7,206, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

Future minimum operating lease commitments as of December 31, 2010 are as follows:

2011	$6,018
2012	5,305
2013	4,558
2014	3,458
2015	1,836
Thereafter	2,889
Total	$24,064

7. Share-Based Compensation Plans

In October 1997, the Company adopted a Long-Term Incentive Plan (“Incentive Plan”). The Company reserved 2,500,000 Common Shares for issuance to officers and other key employees under the Incentive Plan.  Under the Incentive Plan, as of December 31, 2010, the Company granted cumulative options to purchase 1,594,500 Common Shares to management with exercise prices equal to the fair market value of the Company’s Common Shares on the date of grant. The options issued cliff-vest from one to five years after the date of grant and have a contractual life of 10 years.  In addition, the Company has also issued 1,553,125 restricted Common Shares under the Incentive Plan, of which 814,250 are time-based with either graded or cliff vesting using the straight-line method while the remaining 738,875 restricted Common Shares are performance-based.  Restricted Common Shares awarded under the Incentive Plan entitle the shareholder to all the rights of Common Share ownership except that the shares may not be sold, transferred, pledged, exchanged, or otherwise disposed of during the vesting period.  The Incentive Plan expired on June 30, 2007.

In May 2002, the Company adopted the Director Share Option Plan (“Director Option Plan”).  The Company reserved 500,000 Common Shares for issuance under the Director Option Plan.  Under the Director Option Plan, the Company granted cumulative options to purchase 86,000 Common Shares to directors of the Company with exercise prices equal to the fair market value of the Company’s Common Shares on the date of grant.  The options granted cliff-vested one year after the date of grant and have a contractual life of 10 years.

In April 2006, the Company’s shareholders approved the Amended and Restated Long-Term Incentive Plan (the "2006 Plan").  There are 3,000,000 Common Shares reserved for awards under the 2006 Plan of which the maximum number of Common Shares which may be issued subject to Incentive Stock Options is 500,000.  Under the 2006 Plan, as of December 31, 2010, the Company has issued 1,493,550 restricted Common Shares, of which 1,021,800 are time-based with cliff vesting using the straight-line method and 471,750 are performance-based.

In 2007, pursuant to the Incentive Plan, and in 2008, pursuant to the 2006 Plan, the Company granted time-based restricted Common Share and performance-based restricted Common Share awards.  The time-based restricted Common Share awards cliff vest three years after the grant date.  The performance-based restricted Common Share awards vest and are no longer subject to forfeiture upon the recipient remaining an employee of the Company for three years from date of grant and upon achieving certain net income per share targets established by the Company.

In 2009, pursuant to the 2006 Plan, the Company granted time-based restricted Common Share awards.  These restricted Common Share awards cliff vest three years after the grant date.

In 2010, pursuant to the 2006 Plan, the Company granted time-based restricted Common Share and performance-based restricted Common Share awards.  The time-based restricted Common Share awards cliff vest three years after the date of grant.  The performance-based restricted common share awards vest and are no longer subject to forfeiture upon the recipient remaining an employee of the Company for three years from the date of grant and upon the Company attaining certain targets of performance measured against a peer group’s performance in terms of total return to shareholders.

In April 2005, the Company adopted the Directors’ Restricted Shares Plan (“Director Share Plan”).  The Company reserved 500,000 Common Shares for issuance under the Director Share Plan.  Under the Director Share Plan, the Company has cumulatively issued 288,884 restricted Common Shares.  Certain shares issued under the Director Share Plan during 2009 cliff vest one year after the grant date; other shares issued during 2009 cliff vest six months after the date of grant.  Shares issued under the Director Share Plan during 2010 cliff vest one year after the date of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

Options

A summary of option activity under the plans noted above as of December 31, 2010, and changes during the year ended are presented below:

	Share options	Weighted- average exercise price	Weighted- average remaining contractual term

Outstanding as of December 31, 2009	169,750	$11.28
Expired	(12,500)	8.28
Exercised	(25,500)	9.14
Outstanding and exercisable as of December 31, 2010	131,750	11.98	2.32

There were no options granted during the years ended December 31, 2010, 2009 and 2008 and all outstanding options have vested.

The intrinsic value of options outstanding and exercisable is the difference between the fair market value of the Company’s Common Shares on the applicable date (“Measurement Value”) and the exercise price of those options that had an exercise price that was less than the Measurement Value. The intrinsic value of options exercised is the difference between the fair market value of the Company’s Common Shares on the date of exercise and the exercise price.  The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $145, $9 and $471, respectively.

As of December 31, 2010 and 2009, the aggregate intrinsic value of both outstanding and exercisable options was $514 and $57, respectively.

Restricted Shares

The fair value of the non-vested time-based restricted Common Share awards was calculated using the market value of the shares on the date of issuance.  The weighted-average grant-date fair value of time-based restricted Common Shares granted during the years ended December 31, 2010, 2009 and 2008 was $6.92, $1.84 and $10.81, respectively.

The fair value of the non-vested performance-based restricted Common Share awards with a performance condition, requiring the Company to obtain certain net income per share targets, was estimated using the market value of the shares on the date of grant.  The fair value of non-vested performance-based restricted Common Share awards with a performance condition, requiring the Company to obtain a total shareholder return target relative to a group of peer companies, was estimated using a Monte Carlo simulation model.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

A summary of the status of the Company’s non-vested restricted Common Shares as of December 31, 2010 and the changes during the year then ended, are presented below:

	Time-based awards		Performance-based awards
	Common shares	Weighted- average grant- date fair value	Common shares	Weighted-average grant- date fair value

Non-vested as of December 31, 2009	841,004	$5.77	395,925	$11.34
Granted	419,480	6.92	247,950	6.92
Vested	(219,444)	9.66	-	-
Forfeited	(45,020)	5.33	(197,925)	11.82
Non-vested as of December 31, 2010	996,020	5.41	445,950	8.67

As of December 31, 2010, total unrecognized compensation cost related to non-vested time-based restricted Common Share awards granted was $1,892.  That cost is expected to be recognized over a weighted-average period of 1.43 years.  For the years ended December 31, 2010, 2009 and 2008, the total fair value of time-based restricted Common Share awards vested was $1,823, $1,595 and $1,366, respectively.

As of December 31, 2010, total unrecognized compensation cost related to non-vested performance-based restricted Common Share awards granted was $1,375.  That cost is expected to be recognized over a weighted-average period of 1.16 years.  As noted above, the Company has issued and outstanding performance-based restricted Common Share awards that use different performance targets.  The awards that use net income per share as the performance target will not be expensed until it is probable that the Company will meet the underlying performance condition.

Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2010, 2009 and 2008 was $220, $0 and $575, respectively.  There was no actual tax benefit realized for the tax deductions from the vesting of restricted Common Shares and option exercises of the share-based payment arrangements for the years ended December 31, 2010, 2009 and 2008.

8. Employee Benefit Plans

The Company has certain defined contribution profit sharing and 401(k) plans covering substantially all of its employees in the United States and United Kingdom. Company contributions are generally discretionary.  The Company’s policy is to fund all benefit costs accrued. For the years ended December 31, 2010, 2009 and 2008, expenses related to these plans amounted to $0, $649 and $2,743, respectively.

Effective June 1, 2009 the Company discontinued matching contributions to the Company’s 401(k) plan covering substantially all of its employees in the United States.  Beginning January 1, 2011 the Company reinstituted the matching contribution to the 401(k) plan.

The Company had a single defined benefit pension plan that covered certain former employees in the United Kingdom.  As of December 31, 2003, employees covered under the United Kingdom defined benefit pension plan no longer accrued benefits related to future service and wage increases.  As a result of placing SPL into administration during the year ended December 31, 2010, as described in Note 13, the Company settled the defined benefit pension plan resulting in no further obligations under it.  The settlement of the defined pension plan resulted in the reversal of the plan liabilities and benefit obligations recognized in other comprehensive income (loss) during the year ended December 31, 2010.  The reversal of these balances is included as a component of other expense (income), net on the consolidated statement of operations

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

The following table sets forth the benefit obligation, fair value of plan assets, and the funded status of the Company’s defined benefit pension plan; amounts recognized in the Company’s financial statements; and the principal weighted average assumptions used:

2009

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$13,620
Service cost	62
Interest cost	951
Actuarial loss (gain)	4,895
Benefits paid	(686)
Settlement	-
Translation adjustments	1,639
Projected benefit obligation at end of year	$20,481

Change in plan assets:
Fair value of plan assets at beginning of year	$11,209
Actual return on plan assets	2,604
Employer contributions	109
Benefits paid	(686)
Translation adjustments	1,264
Plan assets transferred to administrator
Fair value of plan assets at end of year	$14,500

Accumulated benefit obligation at end of year	$20,481
Funded status at end of year	(5,981)

Amounts recognized in the consolidated balance sheet consist of:
Other long-term liabilities	(5,981)

As of December 31	2009

Weighted average assumptions used to determine benefit obligation:
Discount rate	5.70%
Rate of increase to pensions in payment	3.80%
Rate of future price inflation	3.60%
Measurement date	12/31/09

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	6.70%
Expected long-term return on plan assets	6.10%
Rate of increase to pensions in payment	3.30%
Rate of future price inflation	2.90%
Measurement date	12/31/09

The Company’s expected long-term return on plan assets assumption is based on a periodic review and modeling of the plan’s asset allocation and liability structure over a long-term horizon.  Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling and are based on comprehensive reviews of historical data and economic / financial market theory.  The expected long-term rate of return on assets was selected from within the reasonable range of rates determined by (i) historical real returns, net of inflation, for the asset classes covered by the investment policy, and (ii) projections of inflation over the long-term period during which benefits are payable to plan participants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

Components of net periodic pension cost (benefit) were as follows:

Years ended December 31	2009	2008

Service cost	$62	$128
Interest cost	951	1,154
Expected return on plan assets	(717)	(1,300)
Amortization of actuarial loss	187	-
Net periodic cost (benefit)	$483	$(18)

The Company’s defined benefit pension plan fair value weighted-average asset allocations as of December 31, 2009, by asset category were as follows:

Asset Category:
Equity securities	81%
Debt securities	18
Other	1
Total	100%

The Company’s target asset allocation, with a permitted range of ± 7.50%, as of December 31, 2009, by asset category were as follows:

Asset Category:
Equity securities	75%
Debt securities	25%

The Company’s investment policy for the defined benefit pension plan included various guidelines and procedures designed to ensure assets are invested in a manner necessary to meet expected future benefits earned by participants.  The investment guidelines considered a broad range of economic conditions.  Central to the policy were target allocation ranges (shown above) by major asset categories.  The objectives of the target allocations were to maintain investment portfolios that diversified risk through prudent asset allocation parameters, to achieve asset returns that met or exceeded the plans’ actuarial assumptions, and to achieve asset returns that were competitive with like institutions employing similar investment strategies. The Company and a designated third-party fiduciary periodically reviewed the investment policy.  The policy was established and administered in a manner so as to comply at all times with applicable government regulations.

The fair values of the Company’s defined benefit pension plan assets as of December 31, 2009, utilizing the fair value hierarchy discussed in Note 9 were as follows:

		Fair value estimated using
	Fair value	level 2 inputs

Equities:
Common collective trusts	$11,843	$11,843

Debt:
Common collective trusts	2,657	2,657
Total	$14,500	$14,500

Long-Term Cash Incentive Plans

In March 2009, the Company adopted the Stoneridge, Inc. Long-Term Cash Incentive Plan (“LTCIP”) and granted awards to certain officers and key employees.  For 2009, the awards under the LTCIP provide recipients with the right to receive cash three years from the date of grant depending on the Company’s actual earnings per share performance for a performance period comprised of 2009, 2010 and 2011 fiscal years.  The Company will record an accrual for an award to be paid in the period earned based on anticipated achievement of the performance goal.  If the participant voluntarily terminates employment or is discharged for cause, as defined in the LTCIP, the award will be forfeited.  In May 2009, the LTCIP was approved by the Company’s shareholders.  The Company has not recorded an accrual for these awards granted under the LTCIP at December 31, 2010 as the achievement of the performance goal is not considered probable at this time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

For 2010, the awards under the LTCIP provide recipients with the right to receive an amount of cash equal to the fair market value of a specified number of Common Shares, without par value, of the Company (“Phantom Shares”) three years from the date of grant depending on the Company’s actual earnings per share performance for each fiscal year of 2010, 2011 and 2012 within the performance period.  The Company will record an accrual based on the fair market value of the Phantom Shares for an award to be paid in the period earned based on anticipated achievement of the performance goals.  If the participant voluntarily terminates employment or is discharged for cause, as defined in the LTCIP, the award will be forfeited.  The Company has recorded an accrual of $184 for these awards granted under the LTCIP at December 31, 2010 which is included on the consolidated balance sheet as a component of other long-term liabilities.

9. Fair Value of Financial Instruments

Financial Instruments

A financial instrument is cash or a contract that imposes an obligation to deliver, or conveys a right to receive cash or another financial instrument.  The carrying values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of fair value because of the short maturity of these instruments.  The estimated fair value of the Company’s senior secured and senior notes (fixed rate debt) at December 31, 2010 and 2009, per quoted market sources, was $187,798 and $180,347, respectively.  The face amount of these financial instruments at December 31, 2010 and 2009 was $175,000 and $183,000, respectively.

Derivative Instruments and Hedging Activities

On December 31, 2010, the Company had open foreign currency forward contracts and an interest rate swap.  These contracts are used strictly for hedging and not for speculative purposes.  Management believes that its use of these instruments to reduce risk is in the Company’s best interest.  The counterparties to these financial instruments are financial institutions with investment grade credit ratings.

The Company conducts business internationally and therefore is exposed to foreign currency exchange rate risk.  The Company uses derivative financial instruments as cash flow and fair value hedges to mitigate its exposure to fluctuations in foreign currency exchange rates by reducing the effect of such fluctuations on foreign currency denominated intercompany transactions and other foreign currency exposures.  The Company’s foreign currency forward contracts substantially offset gains and losses on the underlying foreign currency denominated transactions.  As of December 31, 2010, the Company held foreign currency forward contracts to reduce the exposure related to the Company’s euro-denominated and Swedish krona-denominated intercompany receivables.  These contracts expire in January 2011.  These foreign currency forward contracts are accounted for as fair value hedges, but did not qualify for hedge accounting and are marked to market, with gains and losses recognized in the Company’s consolidated statements of operations as a component of other expense (income), net.  During the years ended December 31, 2010 and 2009, the Company held contracts intended to reduce exposure to the Mexican peso.  These contracts were executed to hedge forecasted transactions, and therefore the contracts were accounted for as cash flow hedges.  The Mexican peso-denominated foreign currency forward contracts expired monthly throughout 2010.  Prior to the expiration of these contracts, the effective portion of the unrealized gain or loss was deferred and reported in the Company’s consolidated balance sheets as a component of accumulated other comprehensive income.  The Company deemed these cash flow hedges to be highly effective.  The effectiveness of the transactions were measured on an ongoing basis using regression analysis.  During the years ended December 31, 2010 and 2009, the Company also held foreign currency hedge contracts to reduce the exposure related to the Company’s British pound-denominated intercompany receivables prior to their extinguishment and the Company’s portion of the PST dividend, which was denominated in Brazilian real. These contracts did not qualify for hedge accounting and expired in January and December 2010, respectively.  For the year ended December 31, 2010, the Company recognized a $240 loss related to the euro, British pound, Brazilian real and Swedish krona contracts in the consolidated statement of operations as a component of other expense (income), net.

To mitigate the risk of future price volatility and, consequently, fluctuations in gross margins, the Company entered into a fixed price commodity swap with a financial institution to fix the cost of a portion of the Company’s copper purchases.  In June 2010, the Company entered into a fixed price swap contract for 500 pounds of copper, which covered the period from August 2010 to December 2010.  Because this contract was executed to hedge forecasted transactions, the contract was accounted for as a cash flow hedge.  Prior to the expiration of these contracts, the unrealized gain or loss for the effective portion of the hedge was deferred and reported in the Company’s consolidated balance sheets as a component of accumulated other comprehensive income.  The Company deemed this cash flow hedge to be highly effective. The effectiveness of the transactions was measured on an ongoing basis using regression analysis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

On October 4, 2010, the Company entered into a fixed-to-floating interest rate swap agreement (the “Swap”) with a notional amount of $45,000 to hedge its exposure to fair value fluctuations on a portion of its senior secured notes.  The Swap was designated as a fair value hedge of the fixed interest rate obligation under the Company’s $175,000 9.5% senior secured notes due October 15, 2017.  Under the Swap, the Company pays a variable interest rate equal to the six-month London Interbank Offered Rate (“LIBOR”) plus 7.19% and it receives a fixed interest rate of 9.5%.  The Swap requires semi-annual settlements on April 15 and October 15, beginning on April 15, 2011.  The difference between amounts to be received and paid under the Swap is recognized as a component of interest expense, net on the consolidated statements of operations.  The Swap reduced interest expense by $200 for the year ended December 31, 2010.  The critical terms of the Swap are aligned with the terms of the senior secured notes, including maturity of October 15, 2017, resulting in no hedge ineffectiveness.  The unrealized gain or loss for the effective portion of the hedge is deferred and reported in the Company’s consolidated balance sheets as an asset or liability as applicable, with the offset to the carrying value of the senior secured notes.

The notional amounts and fair values of derivative instruments in the consolidated balance sheets are as follows:

			Prepaid expenses		Other long-
	Notional amounts (A)		and other assets		term liabilities

As of December 31	2010	2009	2010	2009	2010	2009

Derivatives designated as hedging instruments:
Cash Flow Hedge:
Forward currency contracts	$-	$43,877	$-	$1,710	$-	$-

Fair Value Hedge:
Interest rate swap contract	45,000	-	-	-	3,017	-
	45,000	43,877	-	1,710	3,017	-

Derivatives not designated as hedging instruments:
Forward currency contracts	26,917	8,363	108	34	-	-
Total derivatives	$71,917	$52,240	$108	$1,744	$3,017	$-

(A)	Notional amounts represent the gross contract / notional amount of the derivatives outstanding.

Amounts recorded for the cash flow hedges in other comprehensive income in shareholders’ equity and in net income for the year ended December 31, 2010 are as follows:

	Amount of gain recorded in other comprehensive income	Amount of gain reclassified from other comprehensive income into net income	Location of gain reclassified from other comprehensive income into net income

Derivatives designated as cash flow hedges:
Forward currency contracts	$2,658	$4,368	Cost of goods sold
Fixed price commodity contracts	450	450	Cost of goods sold
Total derivatives designated as cash flow hedges	$3,108	$4,818

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

The following table presents our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

As of December 31	2010			2009
		Fair value estimated using
	Fair value	Level 1 inputs (A)	Level 2 inputs (B)	Fair value

Financial assets carried at fair value:

Available for sale security	$274	$274	$-	$261
Forward currency contracts	108	-	108	1,744

Total financial assets carried at fair value	$382	$274	$108	$2,005

Financial liabilities carried at fair value:

Interest rate swap contract	$3,017	$-	$3,017	$-

(A)
Fair values estimated using Level 1 inputs, which consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.  The available for sale security is an equity security that is publically traded.

(B)
Fair values estimated using Level 2 inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly and include among other things, quoted prices for similar assets or liabilities in markets that are active or inactive as well as inputs other than quoted prices that are observable.  For forward currency and interest rate swap contracts, inputs include foreign currency exchange rates and the six-month forward LIBOR.

10. Commitments and Contingencies

In the ordinary course of business, the Company is involved in various legal proceedings, workers’ compensation and product liability disputes.  The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of operations, cash flows or the financial position of the Company.

As a result of an environmental phase one study performed on the Company’s facility located in Sarasota, Florida, the Company became aware of soil and groundwater contamination at the facility.  The Company has engaged an environmental engineering consultant to develop a remediation and monitoring plan for the site.  The soil remediation was completed during the year ended December 31, 2010 and the ground water remediation is anticipated to begin during the fourth quarter of 2011 after the remediation plan has been approved.  During the years ended December 31, 2010, 2009 and 2008, the Company recorded environmental remediation expense of $967, $537 and $402, respectively as a component of selling, general and administrative on the consolidated statements of operations.  At December 31, 2010 and 2009, the Company has accrued $1,305 and $750, respectively related to the remediation as a component of accrued expenses and other current liabilities on the consolidated balance sheets.

11. Restructuring

On October 29, 2007, the Company announced restructuring initiatives to improve manufacturing efficiency and cost position by ceasing manufacturing operations at its Sarasota, Florida and Mitcheldean, United Kingdom locations.  In response to the depressed conditions in the North American and European commercial and automotive vehicle markets in 2008 and 2009, the Company also began restructuring initiatives in both its Electronics and Control Devices reportable segments.  In addition, during 2009, as part of the Company’s continuing overall restructuring initiatives, the Company consolidated certain management positions within its Control Devices segment.  During the year ended December 31, 2010, the Company continued restructuring initiatives within the Electronics segment which began in 2009 and recorded amounts related to its cancelled lease in Mitcheldean, United Kingdom.  Restructuring charges for the years ended December 31, 2010, 2009 and 2008 were $304, $3,668 and $15,382, respectively. Restructuring expenses that were general and administrative in nature of $304, $3,645 and $8,391 for the years ended December 31, 2010, 2009 and 2008, respectively, were included in the Company’s consolidated statements of operations as part of selling, general and administrative, while the remaining restructuring related charges were included in cost of goods sold.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

The expenses related to the restructuring initiatives that belong to the Electronics reportable segment include the following:

	Severance costs	Contract termination costs	Other exit costs	Total

Total expected restructuring charges	$5,250	$2,264	$2,401	$9,915

2008 charge to expense	$2,830	$1,305	$2,401	$6,536
Cash payments	(2,767)	-	(2,221)	(4,988)

Accrued balance at December 31, 2008	531	1,305	180	2,016

2009 charge to expense	2,237	374	-	2,611
Foreign currency translation effect	-	400	-	400
Cash payments	(2,641)	(656)	(180)	(3,477)

Accrued balance at December 31, 2009	127	1,423	-	1,550

2010 charge to expense	183	121	-	304
Foreign currency translation effect	-	64	-	64
Cash payments	(310)	(491)	-	(801)

Accrued balance at December 31, 2010	$-	$1,117	$-	$1,117

The expenses related to the restructuring initiatives that belong to the Control Devices reportable segment include the following:

	Severance costs	Other exit costs	Total

Total expected restructuring charges	$3,555	$6,348	$9,903

2008 charge to expense	$2,521	$6,325	$8,846
Cash payments	(1,410)	(6,024)	(7,434)

Accrued balance at December 31, 2008	1,468	400	1,868

2009 charge to expense	1,034	23	1,057
Cash payments	(2,463)	(164)	(2,627)

Accrued Balance at December 31, 2009	39	259	298

Cash payments	(39)	(259)	(298)

Accrued balance at December 31, 2010	$-	$-	$-

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

A summary of financial information by reportable segment is as follows:

Years ended December 31	2010	2009	2008

Net Sales:
Electronics	$397,630	$301,424	$520,936
Inter-segment sales	16,707	9,844	12,392
Electronics net sales	414,337	311,268	533,328

Control Devices	237,596	173,728	231,762
Inter-segment sales	3,298	3,087	4,276
Control Devices net sales	240,894	176,815	236,038

Eliminations	(20,005)	(12,931)	(16,668)
Total net sales	$635,226	$475,152	$752,698

Income (Loss) Before Income Taxes:
Electronics (A)	$41,984	$(13,911)	$38,713
Control Devices (A)	15,153	(5,712)	(78,858)
Other corporate activities (A)	(25,671)	8,079	10,078
Corporate interest expense	(20,163)	(21,782)	(20,708)
Total income (loss) before income taxes	$11,303	$(33,326)	$(50,775)

Depreciation and Amortization:
Electronics	$9,044	$9,061	$12,189
Control Devices	9,958	10,591	14,130
Other corporate activities	283	287	80
Total depreciation and amortization (B)	$19,285	$19,939	$26,399

(A)
During year ended December 31, 2010, the Company placed its SPL subsidiary into administration.  As a result of placing SPL into administration the Company recognized a gain within the Electronics reportable segment of $32,512 and losses within other corporate activities and within the Control Devices reportable segment of $32,039 and $473, respectively.  These results were primarily due to eliminating SPL’s intercompany debt and equity structure.

(B)	These amounts represent depreciation and amortization on fixed and certain intangible assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

Years ended December 31	2010	2009	2008

Interest Expense (Income), net:
Electronics	$1,584	$187	$(117)
Control Devices	33	(3)	(16)
Corporate activities	20,163	21,781	20,708
Total interest expense, net	$21,780	$21,965	$20,575

Capital Expenditures:

Electronics	$11,351	$5,139	$11,374
Control Devices	7,267	5,975	13,306
Corporate activities	(44)	884	(107)
Total capital expenditures	$18,574	$11,998	$24,573

As of December 31	2010	2009	2008

Total Assets:
Electronics	$191,698	$163,414	$183,574
Control Devices	93,947	91,631	98,608
Corporate (C)	217,313	236,110	239,425
Eliminations	(119,353)	(126,557)	(139,170)
Total assets	$383,605	$364,598	$382,437

(C)	Assets located at Corporate consist primarily of cash, equity investments and intercompany loan receivables.

The following table presents net sales and non-current assets for the geographic areas in which the Company operates:

Years ended December 31	2010	2009	2008

Net Sales:
North America	$513,455	$384,467	$557,990
Europe and Other	121,771	90,685	194,708
Total net sales	$635,226	$475,152	$752,698

As of December 31	2010	2009	2008

Non-Current Assets:
North America	$124,851	$121,149	$110,507
Europe and Other	11,909	10,706	17,339
Total non-current assets	$136,760	$131,855	$127,846

13.  SPL Administration

On February 23, 2010, the Company placed its wholly-owned subsidiary, SPL into administration (a structured bankruptcy) in the United Kingdom.  The Company had previously ceased manufacturing operations at the facility as of December 2008 as part of the restructuring initiatives announced on October 29, 2007, as described in Note 11.  All SPL customer contracts were transferred to other subsidiaries of the Company at the time that SPL filed for administration.  As a result of placing SPL into administration the Company recognized a net gain of $3,423 during the year ended December 31, 2010.  This gain was primarily related to the reversal of the cumulative translation adjustment account (“CTA”) and deferred tax liabilities, which had previously been included as a component of accumulated other comprehensive income within shareholders’ equity.  The net gain of $2,253, primarily due to reversing the CTA balance, is included as a component of other expense (income), net on the consolidated statement of operations.  The benefit from reversing the deferred tax liabilities, primarily employee benefit related of $1,170, is included as a component of provision (benefit) for income taxes on the consolidated statement of operations, as described in Note 5.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

14. Unaudited Quarterly Financial Data

The following is a summary of quarterly results of operations:

	Quarter ended
	December 31	September 30	June 30	March 31

2010
Net sales	$160,454	$160,436	$166,262	$148,074
Gross profit	35,658	36,030	39,620	33,527
Operating income	5,652	5,019	8,173	3,959
Provision (benefit) for income taxes	(539)	1,975	731	(1,489)
Net income	4,321	649	4,172	1,483
Net loss attributable to noncontrolling interests	(105)	(35)	(21)	(23)
Net income attributable to Stoneridge, Inc. and subsidiaries	4,426	684	4,193	1,506
Earnings per share:
Basic (A)	0.18	0.03	0.17	0.06
Diluted (A)	0.18	0.03	0.17	0.06

	Quarter ended
	December 31	September 30	June 30	March 31
2009
Net sales	$133,785	$117,992	$102,290	$121,085
Gross profit	28,031	27,083	13,596	19,275
Operating income (loss)	2,176	2,634	(14,293)	(8,760)
Provision (benefit) for income taxes	(594)	1,502	197	(2,108)
Net loss	(136)	(843)	(19,764)	(11,580)
Net income attributable to noncontrolling interests	82	-	-	-
Net loss attributable to Stoneridge, Inc. and subsidiaries	(218)	(843)	(19,764)	(11,580)
Earnings per share:
Basic (A)	(0.01)	(0.04)	(0.84)	(0.49)
Diluted (A)	(0.01)	(0.04)	(0.84)	(0.49)

(A)	Earnings per share for the year may not equal the sum of the four historical quarters earnings per share due to changes in basic and diluted shares outstanding.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at beginning of period	Charged to costs and expenses	Write-offs	Balance at end of period

Accounts receivable reserves:
Year ended December 31, 2008	$4,736	$151	$(683)	$4,204
Year ended December 31, 2009	4,204	917	(2,771)	2,350
Year ended December 31, 2010	2,350	710	(1,047)	2,013

	Balance at beginning of period	Net additions charged to income	Exchange rate fluctuations and other items	Balance at end of period

Valuation allowance for deferred tax assets:
Year ended December 31, 2008	$16,020	$66,271	$88	$82,379
Year ended December 31, 2009	82,379	2,245	(661)	83,963
Year ended December 31, 2010	83,963	(8,119)	192	76,036

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

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2010, an evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s PEO and PFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  In evaluating the Company’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Under the supervision and with the participation of our management, including the principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2010.  Based on our evaluation under the framework in Internal Control-Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Stoneridge, Inc. and Subsidiaries

We have audited Stoneridge, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Stoneridge, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Stoneridge, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stoneridge, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, other comprehensive income (loss) and shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2010 of Stoneridge, Inc. and Subsidiaries and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio
February 25, 2011

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 regarding our directors is incorporated by reference to the information under the sections and subsections entitled, “Proposal One: Election of Directors,” “Nominating and Corporate Governance Committee,” “Audit Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Guidelines” contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 9, 2011.  The information required by this Item 10 regarding our executive officers appears as a Supplementary Item following Item 1 under Part I hereof.

Item 11.  Executive Compensation.

The information required by this Item 11 is incorporated by reference to the information under the sections and subsections “Compensation Committee,” “Compensation Committee Interlocks and Insider Participation,”  “Compensation Committee Report” and “Executive Compensation” contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 9, 2011.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 (other than the information required by Item 201(d) of Regulation S-K which is set forth below) is incorporated by reference to the information under the heading “Security Ownership of Certain Beneficial Owners and Management” contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 9, 2011.

In October 1997, we adopted a Long-Term Incentive Plan for our employees, which expired on June 30, 2007.  In May 2002, we adopted a Director Share Option Plan for our directors.  In April 2005, we adopted a Directors’ Restricted Shares Plan.  In April 2006, we adopted an Amended and Restated Long-Term Incentive Plan.  In May 2010 we adopted an Amended Directors’ Restricted Share Plan and an Amended and Restated Long Term Incentive Plan, as amended.  Our shareholders approved each plan.  Equity compensation plan information, as of December 31, 2010, is as follows:

	Number of securities to be issued upon the exercise of outstanding share options	Weighted-average exercise price of outstanding share options	Number of securities remaining available for future issuance under equity compensation plans (1)

Equity compensation plans approved by shareholders	131,750	$11.98	1,807,182

Equity compensation plans not approved by shareholders	-	$-	-

(1)
Excludes securities reflected in the first column, “Number of securities to be issued upon the exercise of outstanding share options.”  Also excludes 1,386,360 restricted Common Shares issued and outstanding to key employees pursuant to the Company’s Amended and Restated Long-Term Incentive Plan, as amended and 55,580 restricted Common Shares issued and outstanding to directors under the Amended Directors’ Restricted Share Plan as of December 31, 2010.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated by reference to the information under the sections and subsections “Transactions with Related Persons” and “Director Independence” contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 9, 2011.

Item 14.  Principal Accounting Fees and Services.

The information required by this Item 14 is incorporated by reference to the information under the sections and subsections “Service Fees Paid to Independent Registered Accounting Firm” and “Pre-Approval Policy” contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 9, 2011.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K.
Page in
Form 10-K
(1) Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	37
Consolidated Balance Sheets as of December 31, 2010 and 2009	38
Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008	39
Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008	40
Consolidated Statements of Other Comprehensive Income (Loss) and Shareholders' Equity for the Years Ended December 31, 2010, 2009 and 2008	41
Notes to Consolidated Financial Statements	42

(2) Financial Statement Schedule:
Schedule II – Valuation and Qualifying Accounts	68

(3) Exhibits:
See the list of exhibits on the Index to Exhibits following the signature page.

(b)	The exhibits listed on the Index to Exhibits are filed as part of or incorporated by reference into this report.

(c)	Additional Financial Statement Schedules.

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONERIDGE, INC.

Date: February 25, 2011	/s/ GEORGE E. STRICKLER
George E. Strickler
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 25, 2011	/s/ JOHN C. COREY
John C. Corey President, Chief Executive Officer and Director (Principal Executive Officer)

Date: February 25, 2011	/s/ GEORGE E. STRICKLER
George E. Strickler
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date: February 25, 2011	/s/ WILLIAM M. LASKY
William M. Lasky Chairman of the Board of Directors

Date: February 25, 2011	/s/ JEFFREY P. DRAIME
Jeffrey P. Draime Director

Date: February 25, 2011	/s/ DOUGLAS C. JACOBS
Douglas C. Jacobs Director

Date: February 25, 2011	/s/ IRA C. KAPLAN
Ira C. Kaplan Director

Date: February 25, 2011	/s/ KIM KORTH
Kim Korth Director

Date: February 25, 2011	/s/ PAUL J. SCHLATHER
Paul J. Schlather Director

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

2.1
Asset Purchase and Contribution Agreement, dated October 9, 2009, by and among the Company and Bolton Conductive Systems LLC, Martin Kochis, Joseph Malecke, Bolton Investments LLC, William Bolton and New Bolton Systems (incorporated by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

3.1	Second Amended and Restated Articles of Incorporation of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

3.2	Amended and Restated Code of Regulations of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June, 30 2007).

4.1	Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

4.2
Indenture dated as of May 1, 2002 among Stoneridge, Inc. as Issuer, Stoneridge Control Devices, Inc. and Stoneridge Electronics, Inc., as Guarantors, and Fifth Third Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 7, 2002).

4.3
Senior Secured Notes Indenture dated as of October 4, 2010 among Stoneridge, Inc. as Issuer, Stoneridge Control Devices, Inc. and Stoneridge Electronics, Inc, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 6, 2010).

4.4
First Supplemental Indenture to Indenture dated as of October 4, 2010 among Stoneridge, Inc., Stoneridge Control Devices, Inc., Stoneridge Electronics, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 6, 2010).

10.1	Directors’ Share Option Plan (incorporated by reference to Exhibit 4 of the Company’s Registration Statement on Form S-8 (No. 333-96953))*.

10.2	Form of Long-Term Incentive Plan Share Option Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*.

10.3	Form of Directors’ Share Option Plan Share Option Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*.

10.4	Form of Long-Term Incentive Plan Restricted Shares Grant Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*.

10.5	Director’s Restricted Shares Plan (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (No. 333-127017))*.

10.6	Form of Director’s Restricted Shares Plan Agreement, (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)*.

10.7
Form of Long-Term Incentive Plan Restricted Shares Grant Agreement including Performance and Time- Based Restricted Shares (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)*.

Exhibit
Number	Exhibit

10.8	Amendment to Restricted Shares Grant Agreement (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)*.

10.9	Employment Agreement between the Company and John C. Corey (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2006)*.

10.10	Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 28, 2006)*.

10.11	Form of 2006 Long-Term Incentive Plan Restricted Shares Grant Agreement (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on July 26, 2006)*.

10.12	Form of 2006 Directors’ Restricted Shares Plan Grant Agreement (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on July 26, 2006)*.

10.13	Annual Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K for filed on November 2, 2006)*.

10.14	Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)*.

10.15
Amended and Restated Change in Control Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)*.

10.16	Amended Employment Agreement between Stoneridge, Inc. and John C. Corey (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)*.

10.17	Amended and Restated Change in Control Agreement (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)*.

10.18
Form of Stoneridge, Inc. Long-Term Incentive Plan – Restricted Shares Grant Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)*.

10.19
Form of Stoneridge, Inc. Long-Term Cash Incentive Plan – Grant Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)*.

10.20
Form of Stoneridge, Inc. Long-Term Incentive Plan – 2007 amendment to the restricted shares grant agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)*.

10.21
Form of Stoneridge, Inc. Long-Term Incentive Plan – 2008 amendment to the restricted shares grant agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)*.

10.22	Stoneridge, Inc. Long-Term Cash Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)*.

10.23	Stoneridge, Inc. Officers’ and Key Employees’ Severance Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 9, 2009)*.

Exhibit
Number	Exhibit

10.24
Stoneridge, Inc. form of Indemnification Agreement between the Company and John C. Corey, George E. Strickler, Kenneth A. Kure and James E. Malcolm (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.25
Stoneridge, Inc. Amended and Restated Long-Term Incentive Plan – form of 2010 Restricted Shares Grant Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)*.

10.26
Stoneridge, Inc. Long-Term Cash Incentive Plan – form of 2010 Phantom Share Grant Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)*.

10.27
Amended and Restated Credit and Security Agreement dated as of September 20, 2010 by and among Stoneridge, Inc., Stoneridge Control Devices, Inc. and Stoneridge Electronics, Inc., as Borrowers, the Lending Institutions Named Therein as Lenders, PNC Bank, National Association, Comerica Bank, JPMorgan Chase Bank, N.A. and Fifth Third Bank, as lenders (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.28
Letter agreement dated October 7, 2010 by and among Stoneridge, Inc. and certain members of, or trustees of trusts for the benefit of members of the D.M. Draime family (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 12, 2010).

10.29
Underwriting Agreement, dated November 2, 2010, by and among the Company, certain members of, or trustees of trusts for the benefit of members or, the D.M. Draime family, as identified in Schedule A thereto, and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on November 4, 2010).

10.30
Amendment No. 1 dated December 2, 2010 to the Amended and Restated Credit and Security Agreement as of September 20, 2010 by and among Stoneridge, Inc., Stoneridge Control Devices, Inc. and Stoneridge Electronics, Inc., as Borrowers, the Lending Institution Named Therein as Lenders, PNC Bank, National Association, Comerica Bank, JPMorgan Chase Bank, N.A, and Fifth Third Bank, as lenders, filed herewith.

10.31	Amended and Restated Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (No. 333-172002))*.

10.32	Amended Directors’ Restricted Share Plan (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (No. 333-172002))*.

14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

21.1	Principal Subsidiaries and Affiliates of the Company, filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm, filed herewith.

23.2	Consent of Independent Registered Public Accounting Firm, filed herewith.

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.1	Financial Statements of PST Eletrônica S.A., filed herewith.

* - Reflects management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this Annual Report on Form 10-K.