Form 10-Q
period 2011-03-31
STONERIDGE INC
filed 2011-05-10
CIK 1043337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2011

Commission file number: 001-13337

STONERIDGE, INC.
(Exact name of registrant as specificed in its charter)

Ohio	34-1598949
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9400 East Market Street, Warren, Ohio	44484
(Address of principal executive offices)	(Zip Code)

(330) 856-2443
Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                 ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).          ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).        ☐ Yes ☒ No

The number of Common Shares, without par value, outstanding as of April 22, 2011 was 26,449,565.

STONERIDGE, INC. AND SUBSIDIARIES

EX – 10.1
EX – 10.2
EX – 18.1
EX – 31.1
EX – 31.2
EX – 32.1
EX – 32.2

PART I–FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

		As adjusted
	March 31,	December 31,
(in thousands)	2011	2010

ASSETS

Current assets:
Cash and cash equivalents	$53,246	$71,974
Accounts receivable, less reserves of $1,925 and $2,013, respectively	129,927	102,600
Inventories, net	65,667	54,959
Prepaid expenses and other current assets	23,301	20,443
Total current assets	272,141	249,976

Long-term assets:
Property, plant and equipment, net	76,654	76,576
Investments and other long-term assets, net	63,191	60,184
Total long-term assets	139,845	136,760
Total assets	$411,986	$386,736

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$84,746	$68,341
Accrued expenses and other current liabilities	47,072	44,442
Total current liabilities	131,818	112,783

Long-term liabilities:
Long-term debt	168,107	167,903
Other long-term liabilities	14,764	14,831
Total long-term liabilities	182,871	182,734

Shareholders' equity
Preferred shares, without par value, authorized 5,000 shares, none issued	-	-
Common shares, without par value, authorized 60,000 shares, issued 26,450 and 25,994 shares and outstanding 25,598 and 25,393 shares, respectively, with no stated value	-	-
Additional paid-in capital	163,135	161,587
Common shares held in treasury, 852 and 601 shares, respectively, at cost	(1,808)	(1,118)
Accumulated deficit	(74,731)	(77,620)
Accumulated other comprehensive income	6,483	4,062
Total Stoneridge Inc. and subsidiaries shareholders' equity	93,079	86,911
Noncontrolling interest	4,218	4,308
Total shareholders' equity	97,297	91,219
Total liabilities and shareholders' equity	$411,986	$386,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

		As adjusted
Three months ended March 31 (in thousands, except per share data)	2011	2010

Net sales	$193,044	$148,074

Costs and expenses:
Cost of goods sold	153,754	114,143
Selling, general and administrative	32,590	29,568

Operating income	6,700	4,363

Interest expense, net	4,266	5,606
Equity in earnings of investees	(1,916)	(691)
Other expense (income), net	999	(950)

Income before income taxes	3,351	398

Provision (benefit) for income taxes	677	(1,489)

Net income	2,674	1,887

Net loss attributable to noncontrolling interest	(215)	(23)

Net income attributable to Stoneridge, Inc. and subsidiaries	$2,889	$1,910

Basic net income per share	$0.12	$0.08

Basic weighted average shares outstanding	24,018	23,880

Diluted net income per share	$0.12	$0.08

Diluted weighted average shares outstanding	24,474	24,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

		As adjusted
Three months ended March 31 (in thousands)	2011	2010

OPERATING ACTIVITIES:
Net income	$2,674	$1,887
Adjustments to reconcile net income to net cash used for operating activities
Depreciation	4,918	4,753
Amortization, including accretion of debt discount	271	279
Deferred income taxes	(498)	(1,871)
Earnings of equity method investees	(1,916)	(691)
Loss (gain) on sale of fixed assets	12	(19)
Share-based compensation expense, net	993	231
Changes in operating assets and liabilities -
Accounts receivable, net	(25,558)	(22,441)
Inventories, net	(10,052)	(6,215)
Prepaid expenses and other	(2,511)	520
Accounts payable	15,351	8,709
Accrued expenses and other	840	7,585
Net cash used for operating activities	(15,476)	(7,273)

INVESTING ACTIVITIES:
Capital expenditures	(4,342)	(3,619)
Proceeds from sale of fixed assets	-	20
Capital contribution from noncontrolling interest	125	-
Net cash used for investing activities	(4,217)	(3,599)

FINANCING ACTIVITIES:
Repayments of debt	(68)	(70)
Revolving credit facility borrowings	753	2,055
Revolving credit facility payments	(423)	(1,841)
Other financing costs	(27)	-
Repurchase of shares to satisfy employee tax withholding	(690)	-
Excess tax benefits from share-based compensation expense	-	294
Net cash provided by (used for) financing activities	(455)	438

Effect of exchange rate changes on cash and cash equivalents	1,420	(1,425)

Net change in cash and cash equivalents	(18,728)	(11,859)

Cash and cash equivalents at beginning of period	71,974	91,907

Cash and cash equivalents at end of period	$53,246	$80,048

Supplemental disclosure of non-cash financing activities:
Change in fair value of interest rate swap	$144	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
(Unaudited)

 (1)  Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Stoneridge, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission” or “SEC”).  The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the Commission’s rules and regulations.  The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2010.

The Company has reclassified the presentation of certain prior-period information to conform to the current presentation.

(2)  Change in Accounting Principle

Effective January 1, 2011, the Company elected to change the method of valuing inventories for certain U.S. businesses to the first-in, first-out (“FIFO”) method, while in prior years, these inventories were valued using the last-in, first-out (“LIFO”) method.  As a result of this change in accounting principle, all inventories are valued using the FIFO method.  The Company believes the change is preferable as it conforms the Company’s inventory costing methods for all inventories to a single method and improves comparability with industry peers.  The FIFO method also better reflects current acquisition cost of those inventories on the condensed consolidated balance sheets.  The Company has applied this change in method of inventory costing retrospectively to all prior periods presented herein in accordance with accounting principles relating to accounting changes.  The effect of retrospectively applying the change on the Company’s inventory costing method increased the inventory balance and reduced the accumulated deficit balance by $2,410 as of January 1, 2010.  There were no tax effects for the adjustments for any periods presented below due to the fact that the Company has a full valuation allowance recorded against its U.S. deferred tax assets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
(Unaudited)

Presented below are the effects of the change in accounting principle for inventory costs on the condensed consolidated financial statements for 2011 and 2010.

Condensed Consolidated Statements of Operations:

Three months ended March 31	2011			2010
	Computed	Impact of	Reported		Impact of
	under	change	under	Originally	change	As
	LIFO	to FIFO	FIFO	reported	to FIFO	adjusted

Cost of goods sold	$155,370	$(1,616)	$153,754	$114,547	$(404)	$114,143
Operating income	$5,084	$1,616	$6,700	$3,959	$404	$4,363
Income (loss) before income taxes	$1,735	$1,616	$3,351	$(6)	$404	$398
Net income	$1,058	$1,616	$2,674	$1,483	$404	$1,887
Net income attributable to Stoneridge, Inc.
and subsidiaries	$1,273	$1,616	$2,889	$1,506	$404	$1,910
Basic net income per share	$0.05	$0.07	$0.12	$0.06	$0.02	$0.08
Diluted net income per share	$0.05	$0.07	$0.12	$0.06	$0.02	$0.08

Condensed Consolidated Balance Sheets:

	March 31, 2011			December 31, 2010
	Computed	Impact of	Reported		Impact of
	under	change	under	Originally	change	As
	LIFO	to FIFO	FIFO	reported	to FIFO	adjusted

Inventories, net	$60,920	$4,747	$65,667	$51,828	$3,131	$54,959
Total current assets	$267,394	$4,747	$272,141	$246,845	$3,131	$249,976
Total assets	$407,239	$4,747	$411,986	$383,605	$3,131	$386,736
Accumulated deficit	$(79,478)	$4,747	$(74,731)	$(80,751)	$3,131	$(77,620)
Total Stoneridge, Inc. and subsidiaries
shareholders' equity	$88,332	$4,747	$93,079	$83,780	$3,131	$86,911
Total shareholders' equity	$92,550	$4,747	$97,297	$88,088	$3,131	$91,219
Total liabilities and shareholders' equity	$407,239	$4,747	$411,986	$383,605	$3,131	$386,736

Condensed Consolidated Statements of Cash Flows:

Three months ended March 31	2011			2010
	Computed	Impact of	Reported		Impact of
	under	change	under	Originally	change	As
	LIFO	to FIFO	FIFO	reported	to FIFO	adjusted

Net income	$1,058	$1,616	$2,674	$1,483	$404	$1,887
Change in inventories, net	$(8,436)	$(1,616)	$(10,052)	$(5,811)	$(404)	$(6,215)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
(Unaudited)

(3)  Inventories

Inventories are valued at the lower of cost or market.  As discussed in Note 2, effective January 1, 2011, the Company elected to change its costing method to the FIFO method for all inventories.  The Company adopted this change in accounting principle by adjusting all prior periods presented retrospectively. The Company adjusts its excess and obsolescence reserve at least on a quarterly basis.  Excess inventories are quantities of items that exceed anticipated sales or usage for a reasonable period.  The Company has guidelines for calculating provisions for excess inventories based on the number of months of inventories on hand compared to anticipated sales or usage.  Management uses its judgment to forecast sales or usage and to determine what constitutes a reasonable period.  Inventory cost includes material, labor and overhead.  Inventories consisted of the following:

		As adjusted
	March 31,	December 31,
	2011	2010

Raw materials	$43,682	$35,793
Work-in-progress	9,417	9,454
Finished goods	12,568	9,712
Total inventories, net	$65,667	$54,959

(4)  Fair Value of Financial Instruments

Financial Instruments

A financial instrument is cash or a contract that imposes an obligation to deliver, or conveys a right to receive cash or another financial instrument.  The carrying values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of fair value because of the short maturity of these instruments.  The estimated fair value of the Company’s senior secured notes at March 31, 2011 and December 31, 2010, per quoted market sources, was $190,094 and $187,798, respectively.  The face amount of this financial instrument as of March 31, 2011 and December 31, 2010 was $175,000.

Derivative Instruments and Hedging Activities

On March 31, 2011, the Company had open fixed price commodity contracts and an interest rate swap.  These contracts are used strictly for hedging and not for speculative purposes.  Management believes that its use of these instruments to reduce risk is in the Company’s best interest.  The counterparties to these financial instruments are financial institutions with investment grade credit ratings.

The Company conducts business internationally and therefore is exposed to foreign currency exchange rate risk.  The Company uses derivative financial instruments as cash flow and fair value hedges to mitigate its exposure to fluctuations in foreign currency exchange rates by reducing the effect of such fluctuations on foreign currency denominated intercompany transactions and other foreign currency exposures.  During the quarter ended March 31, 2011, the Company held foreign currency forward contracts to reduce the exposure related to the Company’s euro-denominated and Swedish krona-denominated intercompany receivables.  These contracts expired on March 31, 2011.  These foreign currency forward contracts were accounted for as fair value hedges, but did not qualify for hedge accounting and were marked to market, with gains and losses recognized in the Company’s condensed consolidated statements of operations as a component of other expense (income), net.  For the three months ended March 31, 2011, the Company recognized a $1,908 loss related to the euro and Swedish krona contracts.  The Company’s foreign currency forward contracts substantially offset gains and losses on the underlying foreign currency denominated transactions.  During the year ended December 31, 2010, the Company held contracts intended to reduce exposure to the Mexican peso.  These contracts were executed to hedge forecasted transactions, and therefore the contracts were accounted for as cash flow hedges.  The Mexican peso-denominated foreign currency forward contracts expired monthly throughout 2010.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
(Unaudited)

To mitigate the risk of future price volatility and, consequently, fluctuations in gross margins, the Company entered into fixed price commodity contracts with a financial institution to fix the cost of a portion of the Company’s copper purchases.  In March 2011, the Company entered into fixed price commodity contracts for 1,200 pounds of copper, which represents a portion of the Company’s copper purchases and covers the period from April 2011 to December 2011.  Because these contracts were executed to hedge forecasted transactions, the contracts are accounted for as cash flow hedges.  The unrealized gain or loss for the effective portion of the hedges is deferred and reported in the Company’s condensed consolidated balance sheets as a component of accumulated other comprehensive income.  The Company deems these cash flow hedges to be highly effective. The effectiveness of the transactions has been and will be measured on an ongoing basis using regression analysis.

On October 4, 2010, the Company entered into a fixed-to-floating interest rate swap agreement (the “Swap”) with a notional amount of $45,000 to hedge its exposure to fair value fluctuations on a portion of its senior secured notes.  The Swap was designated as a fair value hedge of the fixed interest rate obligation under the Company’s $175,000 9.5% senior secured notes due October 15, 2017.  Under the Swap, the Company pays a variable interest rate equal to the six-month London Interbank Offered Rate (“LIBOR”) plus 7.19% and it receives a fixed interest rate of 9.5%.  The Swap requires semi-annual settlements on April 15 and October 15, beginning on April 15, 2011.  The difference between amounts to be received and paid under the Swap is recognized as a component of interest expense, net on the condensed consolidated statements of operations.  The Swap reduced interest expense by $205 for the three months ended March 31, 2011.  The critical terms of the Swap are aligned with the terms of the senior secured notes, including maturity of October 15, 2017, resulting in no hedge ineffectiveness.  The unrealized gain or loss for the effective portion of the hedge is deferred and reported in the Company’s condensed consolidated balance sheets as an asset or liability, as applicable, with the offset to the carrying value of the senior secured notes.

The notional amounts and fair values of derivative instruments in the condensed consolidated balance sheets are as follows:

	Notional amounts (A)			Prepaid expenses and other current assets		Other long- term liabilities
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2011	2010	2011	2010	2011	2010

Derivatives designated as hedging
instruments:			`
Cash Flow Hedge:
Fixed price commodity contracts	$5,076	$-	$120	$-	$-	$-
Fair Value Hedge:
Interest rate swap contract	45,000	45,000	-	-	2,873	3,017
	50,076	45,000	120	-	2,873	3,017
Derivatives not designated as hedging
instruments:
Forward currency contracts	-	26,917	-	108	-	-
Total derivatives	$50,076	$71,917	$120	$108	$2,873	$3,017

(A)           Notional amounts represent the gross contract / notional amount of the derivatives outstanding.

There was no gain reclassified from other comprehensive income to net income during the quarter ended March 31, 2011.  The derivatives included in accumulated other comprehensive income at March 31, 2011 will be reclassified from other comprehensive income to the condensed consolidated statement of operations over the next nine months.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
(Unaudited)

The following table presents our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

			March 31,	December 31,
			2011	2010
		Fair value estimated using
	Fair value	Level 1 inputs (A)	Level 2 inputs (B)	Fair value

Financial assets carried at fair value:
Available for sale security	$265	$265	$-	$274
Fixed price commodity contracts	120	-	120	-
Forward currency contracts	-	-	-	108
Total financial assets carried at fair value	$385	$265	$120	$382
Financial liabilities carried at fair value:
Interest rate swap contract	$(2,873)	$-	$(2,873)	$3,017

(A)
Fair values estimated using Level 1 inputs, which consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. The available for sale security is an equity security that is publically traded.

(B)
Fair values estimated using Level 2 inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly and include among other things, quoted prices for similar assets or liabilities in markets that are active or inactive as well as inputs other than quoted prices that are observable. For fixed price commodity, forward currency and interest rate swap contracts, inputs include commodity indexes, foreign currency exchange rates and the six-month forward LIBOR, respectively.

(5)  Share-Based Compensation

Total compensation expense for share-based compensation arrangements recognized in the condensed consolidated statements of operations as a component of selling, general and administrative expenses was $993 and $525 for the three months ended March 31, 2011 and 2010, respectively.

(6)  Comprehensive Income

The components of comprehensive income, net of tax are as follows:

Three months ended March 31	2011	2010

Net income	$2,674	$1,887
Other comprehensive income (loss):
Currency translation adjustments	2,307	(5,361)
Pension liability adjustments	-	5,089
Unrealized loss on marketable securities	(6)	(3)
Unrealized gain on derivatives	120	1,829
Other comprehensive income	2,421	1,554
Consolidated comprehensive income	5,095	3,441
Comprehensive loss attributable to noncontrolling interest	215	23
Comprehensive income attributable to Stoneridge, Inc. and subsidiaries	$5,310	$3,464

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
(Unaudited)

Accumulated other comprehensive income, net of tax is comprised of the following:

	March 31,	December 31,
	2011	2010

Currency translation adjustments	$6,385	$4,078
Unrealized loss on marketable security	(22)	(16)
Unrealized gain on derivatives	120	-
Accumulated other comprehensive income	$6,483	$4,062

(7)  Long-Term Debt

Senior Secured Notes

On October 4, 2010, the Company issued $175,000 of senior secured notes.  These outstanding senior notes bear interest at an annual rate of 9.5% and mature on October 15, 2017.  The senior secured notes are redeemable, at the Company’s option, beginning October 15, 2014 at 104.75%.  Interest payments commenced on April 15, 2011 and are payable on April 15 and October 15 of each year, thereafter.  The senior secured notes indenture limits the amount of the Company and its restricted subsidiaries’ indebtedness, restricts certain payments and includes various other non-financial restrictive covenants.  The senior secured notes are guaranteed by all of the Company’s existing domestic restricted subsidiaries.  All other restricted subsidiaries that guarantee any indebtedness of the Company or its guarantors will also guarantee the senior secured notes.

On September 20, 2010, the Company commenced a tender offer to purchase for cash any and all of its $183,000 senior notes.  The consent payment deadline was October 1, 2010 and the tender offer expired on October 18, 2010.  For senior notes tendered before the consent payment deadline, the note holders received $1,002.50 for each $1,000.00 of principal amount of notes tendered.  There was $109,733 of senior notes tendered prior to the consent payment deadline and an additional $154 tendered after the consent payment deadline but before the tender offer deadline.  Holders tendering senior notes after the consent payment deadline were eligible to receive only the tender offer consideration of $1,000.00 per $1,000.00 principal amount of senior notes.  On November 4, 2010 all senior notes which were not tendered were redeemed by the Company at par.

Credit Facilities

On November 2, 2007, the Company entered into an asset-based credit facility (the “credit facility”), which permits borrowing up to a maximum level of $100,000.  In connection with the senior secured notes issuance, the Company entered into an Amended and Restated Credit and Security Agreement (the “Amended and Restated Agreement”) relating to the credit facility on September 20, 2010 which became effective on October 4, 2010.  The Amended and Restated Agreement (i) provided certain consents necessary for the issuance of the senior secured notes, (ii) extended the expiration date of the credit facility to November 1, 2012 and (iii) granted the facility agent, for the benefit of the lenders, second priority liens and security interests in the collateral subject to first priority liens and security interests in favor of the collateral agent for the holders of the senior secured notes.  At March 31, 2011 and December 31, 2010, there were no borrowings on this credit facility.  The available borrowing capacity on this credit facility is based on eligible current assets, as defined.  At March 31, 2011 and December 31, 2010, the Company had borrowing capacity of $78,840 and $61,251, respectively, based on eligible current assets.  The credit facility does not contain financial performance covenants which would constrain the Company’s borrowing capacity. However, restrictions do include limits on capital expenditures, operating leases, dividends and investment activities in a negative covenant which limits investment activities to $15,000 minus certain guarantees and obligations.  The credit facility expires on November 1, 2012, and requires a commitment fee of 0.375% on the unused balance.  Interest is payable quarterly at either (i) the higher of the prime rate or the Federal Funds rate plus 0.50%, plus a margin of 0.00% to 0.25% or (ii) LIBOR plus a margin of 1.00% to 1.75%, depending upon the Company’s undrawn availability, as defined.  The Company was in compliance with all covenants at March 31, 2011 and December 31, 2010.

On October 13, 2009, the Company’s majority owned consolidated subsidiary, Bolton Conductive Systems, LLC (“BCS”), entered into a master revolving note (the “Revolver”), which permits borrowing up to a maximum level of $3,000. The available borrowing capacity on the Revolver is based on an advance formula, as defined.  At March 31, 2011 and December 31, 2010, BCS had borrowing capacity of $1,178 and $1,089, respectively, based on the advance formula.  On September 29, 2010, BCS amended the Revolver to extend the maturity date to September 29, 2011 and reduced the interest rate margin to 2.0%.  At March 31, 2011 and December 31, 2010, BCS had $1,072 and $742 in borrowings outstanding on the Revolver, respectively, which are included on the condensed consolidated balance sheets as a component of accrued expenses and other current liabilities.  Interest is payable monthly at the prime referenced rate plus a 2.0% margin.  At March 31, 2011, the interest rate on the Revolver was 5.25%.  The Company is a guarantor of BCS as it relates to the Revolver.  The Revolver contains certain financial restrictive covenants.  BCS violated the fixed charge and tangible net worth covenants related to the Revolver on March 31, 2011 and December 31, 2010.  BCS has received waivers for covenant violations occurring on December 31, 2010 and March 31, 2011.  Subsequent to quarter end, the fixed charge and tangible net worth covenants have been eliminated from the Revolver through its expiration.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
(Unaudited)

Other Debt

BCS has an installment note.  Interest on the installment note is the prime referenced rate plus a 2.25% margin.  At March 31, 2011 and December 31, 2010, the interest rate on the installment note was 5.5%.  The installment note calls for monthly installment payments of principal and interest and matures in September of 2012.  At March 31, 2011 and December 31, 2010, the principal amount due on the installment note was $278 and $322, respectively.

On August 20, 2010, the Company’s wholly-owned subsidiary located in Suzhou, China entered into a term loan of 4,690 Chinese yuan, which was $716 and $712 at March 31, 2011 and December 31, 2010, respectively, and is included on the condensed consolidated balance sheets as a component of accrued expenses and other current liabilities. The term loan matures on August 5, 2011.  Interest is payable quarterly at the one-year lending rate published by The People’s Bank of China multiplied by 110.0%.  At March 31, 2011, the interest rate on the term loan was 6.67%.

(8)  Net Income Per Share

Basic net income per share was computed by dividing net income by the weighted-average number of Common Shares outstanding for each respective period.  Diluted net income per share was calculated by dividing net income by the weighted-average of all potentially dilutive Common Shares that were outstanding during the periods presented.  Actual weighted-average Common Shares outstanding used in calculating basic and diluted net income per share were as follows:

Three months ended March 31	2011	2010

Basic weighted-average shares outstanding	24,017,582	23,879,778
Effect of dilutive shares	455,926	443,947
Diluted weighted-average shares outstanding	24,473,508	24,323,725

Options not included in the computation of diluted net income per share to purchase 50,000 and 115,250 Common Shares at an average price of $15.73 and $12.58 per share were outstanding at March 31, 2011and 2010, respectively.  These outstanding options were not included in the computation of diluted net income per share because their respective exercise prices were greater than the average closing market price of Company Common Shares.

There were 419,100 and 463,050 performance-based restricted Common Shares outstanding at March 31, 2011 and 2010, respectively. These shares were not included in the computation of diluted net income per share because not all vesting conditions were achieved as of March 31, 2011 and 2010.  These shares may or may not become dilutive based on the Company’s ability to meet or exceed future earnings performance targets.

(9)  Restructuring

On October 29, 2007, the Company announced restructuring initiatives to improve manufacturing efficiency and cost position by ceasing manufacturing operations at its Sarasota, Florida and Mitcheldean, United Kingdom locations.  In response to the depressed conditions in the North American and European commercial and automotive vehicle markets in 2009, the Company also began restructuring initiatives in its Electronics reportable segment.  During the first quarter of 2010, the Company continued restructuring initiatives within the Electronics segment which began in 2009 and recorded amounts related to its cancelled lease in Mitcheldean, United Kingdom.  Restructuring charges for the three months ended March 31, 2011 and 2010 were $0 and $81, respectively and were included on the Company’s condensed consolidated statements of operations as part of selling, general and administrative.  These restructuring initiatives are substantially complete.  At March 31, 2011 and December 31, 2010 the only remaining restructuring related accrual relates to the cancelled lease in Mitcheldean, United Kingdom, which the Company has accrued $1,148 and $1,117, respectively, on the condensed consolidated balance sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
(Unaudited)

(10)  Commitments and Contingencies

In the ordinary course of business, the Company is involved in various legal proceedings, workers’ compensation and product liability disputes.  The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of operations, cash flows or the financial position of the Company.

On October 13, 2009, the Company acquired 51% membership interest in BCS.  The purchase agreement provides that the Company may be required to make additional payments to the previous owners of BCS for its 51% membership interest based on BCS achieving financial performance targets as defined by the purchase agreement.  The maximum amount of additional payments to the prior owners of BCS is $3,200 per year in 2012 and 2013 and is contingent upon BCS achieving profitability targets based on earnings before interest, income taxes, depreciation and amortization in the years 2011 and 2012, respectively.  In addition, the Company may be required to make additional payments to BCS of approximately $500 in 2012 based on BCS achieving annual revenue targets in 2011.  The Company recorded $435; the fair value of the estimated future additional payments to the prior owners of BCS as of March 31, 2011 and December 31, 2010 on the condensed consolidated balance sheets as a component of other long-term liabilities.  The purchase agreement provides the Company with the option to purchase the remaining 49% interest in BCS in 2013 at a price determined in accordance with the purchase agreement.  If the Company does not exercise this option then the minority owners of BCS have the option in 2014 to purchase the Company’s 51% interest in BCS at a price determined in accordance with the purchase agreement or to jointly market BCS for sale.

As a result of an environmental phase one study performed on the Company’s facility located in Sarasota, Florida, the Company became aware of soil and groundwater contamination at the facility.  The Company has engaged an environmental engineering consultant that developed a remediation and monitoring plan for the site and submitted it to the Florida Department of Environmental Protection during the quarter ended March 31, 2011.  The soil remediation was completed during the year ended December 31, 2010 and the ground water remediation is anticipated to begin during the fourth quarter of 2011 after the remediation plan has been approved.  The Company did not incur environmental remediation expenses during the three months ended March 31, 2011 and 2010.  At March 31, 2011 and December 31, 2010, the Company has accrued $1,305 related to the remediation on the condensed consolidated balance sheets.

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

The following provides a reconciliation of changes in product warranty and recall liability:

Three months ended March 31	2011	2010

Product warranty and recall at beginning of period	$3,831	$4,764
Accruals for products shipped during period	539	761
Aggregate changes in pre-existing liabilities due to claim developments	(63)	471
Settlements made during the period (in cash or in kind)	(576)	(1,314)
Product warranty and recall at end of period	$3,731	$4,682

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
(Unaudited)

(11)  Employee Benefit Plans

The Company had a single defined benefit pension plan that covered certain former employees in the United Kingdom.  As a result of placing Stoneridge Pollak Limited (“SPL”) into administration during the quarter ended March 31, 2010, as described in Note 13, the Company settled the defined benefit pension plan resulting in no further obligations under it.

Long-Term Cash Incentive Plans

In March 2009, the Company adopted the Stoneridge, Inc. Long-Term Cash Incentive Plan (“LTCIP”) and granted awards to certain officers and key employees.  For 2009, the awards under the LTCIP provide recipients with the right to receive cash three years from the date of grant depending on the Company’s actual earnings per share performance for a performance period comprised of 2009, 2010 and 2011 fiscal years.  The Company will record an accrual for an award to be paid in the period earned based on anticipated achievement of the performance goal.  If the participant voluntarily terminates employment or is discharged for cause, as defined in the LTCIP, the award will be forfeited.  In May 2009, the LTCIP was approved by the Company’s shareholders.  The Company has not recorded an accrual for these awards granted under the LTCIP at March 31, 2011 or December 31, 2010 as the achievement of the performance goal is not considered probable at this time.

For 2010, the awards under the LTCIP provide recipients with the right to receive an amount of cash equal to the fair market value of a specified number of Common Shares, without par value, of the Company (“Phantom Shares”) three years from the date of grant depending on the Company’s actual earnings per share performance for each fiscal year of 2010, 2011 and 2012 within the performance period.  The Company will record an accrual based on the fair market value of the Phantom Shares for an award to be paid in the period earned based on anticipated achievement of the performance goals.  If the participant voluntarily terminates employment or is discharged for cause, as defined in the LTCIP, the award will be forfeited. The Company recorded an accrual of $256 and $184 for these awards granted under the LTCIP at March 31, 2011 and December 31, 2010, respectively, which is included on the condensed consolidated balance sheets as a component of other long-term liabilities.

There were no awards under the LTCIP during the quarter ended March 31, 2011.

(12)  Income Taxes

The Company recognized a provision for income taxes of $677 and a benefit for income taxes of $1,489, for federal, state and foreign income taxes for the three months ended March 31, 2011 and 2010, respectively.  As reported at December 31, 2010, the Company is in a cumulative loss position and provides a valuation allowance offsetting federal, state and certain foreign deferred tax assets.  The increase in tax expense for the three months ended March 31, 2011 compared to those same periods for 2010 was attributable to the improved financial performance of the European operations as well as the improved financial performance of the Company’s PST Eletrônica S.A. (“PST”) joint venture.  Additionally, as a result of placing SPL into administration, as described in Note 13, the Company recognized a one-time tax benefit of $1,170 from the reversal of a deferred tax liability, related to employee benefits, that were previously included as a component of accumulated other comprehensive income within shareholders’ equity.

During the fourth quarter of 2010 the Company undertook a secondary offering.  As a result of the secondary offering a substantial change in the Company’s ownership occurred and the Company likely experienced an ownership change pursuant to Section 382 of the Internal Revenue Code of 1986, as revised. The Company is in the process with its advisors of evaluating the secondary offering and the potential impact, if any, on our ability to fully utilize net operating loss and research credit carry forwards. If it is ultimately determined that the Company did experience an ownership change, there would not be an impact to the condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010 or the condensed consolidated statement of operations for the quarter ended March 31, 2011 due to the Company being in a valuation allowance position.

(13)  SPL Administration

On February 23, 2010, the Company placed its wholly owned subsidiary, SPL into administration (a structured bankruptcy) in the United Kingdom.  The Company had previously ceased operations at the facility as of December 2008 as part of the restructuring initiatives announced on October 29, 2007, as described in Note 9.  All SPL customer contracts were transferred to other subsidiaries of the Company at the time that SPL filed for administration.  As a result of placing SPL into administration the Company recognized a net gain of approximately $3,423 during the three months ended March 31, 2010.  This gain was primarily related to the reversal of the cumulative translation adjustment account (“CTA”) and deferred tax liabilities, which had previously been included as a component of other comprehensive income within shareholders’ equity.  The net gain of approximately $2,253, primarily due to reversing the CTA balance is included as a component of other expense (income), net on the condensed consolidated statement of operations.  The benefit from reversing the deferred tax liabilities, primarily employee benefit related of approximately $1,170, is included as a component of benefit from income taxes on the condensed consolidated statement of operations, as described in Note 12.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
(Unaudited)

(14)  Segment Reporting

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

The accounting policies of the Company’s reportable segments are the same as those described in Note 2, “Summary of Significant Accounting Policies” of the Company’s December 31, 2010 Form 10-K.  The Company’s management evaluates the performance of its reportable segments based primarily on net sales from external customers, capital expenditures and income before income taxes.  Inter-segment sales are accounted for on terms similar to those to third parties and are eliminated upon consolidation.

As discussed in Note 2, effective January 1, 2011, the Company elected to change its method of valuing inventories for certain U.S. businesses to the FIFO method, while in prior years, these inventories were valued using LIFO.  As a result of this change, all inventories are valued using the FIFO method.  Segment information has been retrospectively adjusted for prior periods to reflect the change in accounting principle.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
(Unaudited)

A summary of financial information by reportable segment is as follows:

		As adjusted
Three months ended March 31	2011	2010

Net Sales:
Electronics	$124,817	$91,638
Inter-segment sales	6,466	3,111
Electronics net sales	131,283	94,749

Control Devices	68,227	56,436
Inter-segment sales	973	848
Control Devices net sales	69,200	57,284

Eliminations	(7,439)	(3,959)
Total net sales	$193,044	$148,074

Income (Loss) Before Income Taxes:
Electronics (A)	$669	$34,349
Control Devices (A)	5,683	3,507
Other corporate activities (A)	841	(32,297)
Corporate interest expense	(3,842)	(5,161)
Total income before income taxes	$3,351	$398

Depreciation and Amortization:
Electronics	$2,462	$2,242
Control Devices	2,464	2,465
Corporate	50	87
Total depreciation and amortization (B)	$4,976	$4,794

Interest Expense, net:
Electronics	$403	$445
Control Devices	21	-
Corporate	3,842	5,161
Total interest expense, net	$4,266	$5,606

Capital Expenditures:
Electronics	$2,397	$2,463
Control Devices	1,943	1,284
Corporate	2	(128)
Total capital expenditures	$4,342	$3,619

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
(Unaudited)

		As adjusted
	March 31,	December 31,
	2011	2010

Total Assets:
Electronics	$227,524	$191,698
Control Devices	107,693	96,977
Corporate (C)	202,068	217,414
Eliminations	(125,299)	(119,353)
Total assets	$411,986	$386,736

(C)	Assets located at Corporate consist primarily of cash, intercompany receivables and equity investments.

The following table presents net sales and non-current assets for each of the geographic areas in which the Company operates:

Three months ended March 31	2011	2010

Net Sales:
North America	$152,771	$120,743
Europe and Other	40,273	27,331
Total net sales	$193,044	$148,074

	March 31,	December 31,
	2011	2010

Non-Current Assets:
North America	$127,333	$124,851
Europe and Other	12,512	11,909
Total non-current assets	$139,845	$136,760

(15)  Investments

Both of the Company’s joint ventures at March 31, 2011 were determined to be unconsolidated joint ventures and were accounted for under the equity method of accounting.

PST Eletrônica S.A.

The Company has a 50% equity interest in PST, a Brazilian electronic system provider focused on security, infotainment and convenience applications primarily for the automotive and motorcycle industry.  The Company’s investment in PST, recorded as a component of investments and other long-term assets, net on the condensed consolidated balance sheets, was $43,428 and $41,178 at March 31, 2011 and December 31, 2010, respectively.

Condensed financial information for PST is as follows:

Three months ended March 31,	2011	2010

Net sales	$53,238	$33,310
Cost of goods sold	$28,609	$17,614
Total pre-tax income	$3,932	$1,197
The Company's share of pre-tax income	$1,966	$599

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
(Unaudited)

Equity in earnings of PST included in the condensed consolidated statements of operations was $1,509 and $483 for the three months ended March 31, 2011 and 2010, respectively.

Minda Stoneridge Instruments Ltd.

The Company has a 49% interest in Minda Stoneridge Instruments Ltd. (“Minda”), a company based in India that manufactures electronics and instrumentation equipment for the motorcycle and commercial vehicle market.  The Company’s investment in Minda recorded as a component of investments and other long-term assets, net on the condensed consolidated balance sheets, was $6,719 and $6,287 at March 31, 2011 and December 31, 2010, respectively.  Equity in earnings of Minda included in the condensed consolidated statements of operations was $407 and $208, for the three months ended March 31, 2011 and 2010, respectively.

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

After the change in our method for valuing inventory (see below and Note 2 to the Financial Statements), we recognized net income for the quarter ended March 31, 2011 of $2.9 million, or $0.12 per diluted share, compared with net income of $1.9 million, or $0.08 per diluted share, for the first quarter of 2010.  The increase in our profitability was primarily due to the improvement of the markets that we serve, which resulted in increased sales volume in the current quarter.

Our first quarter 2011 net sales were positively affected by improvements in the North American automotive and North American and European commercial vehicle markets.  Production volumes in the North American automotive vehicle market increased by 15.6% during the first quarter of 2011 when compared to the first quarter of 2010.  This automotive vehicle market production volume increase had a positive effect on our North American automotive vehicle market net sales of approximately $6.3 million, primarily within our Control Devices segment.  The commercial vehicle market production volumes in North America improved by 39.7% during the first quarter of 2011 when compared to the prior year first quarter, which resulted in increased net sales of approximately $11.5 million, primarily within our Electronics segment.  Our net sales were also favorably affected by increased European commercial vehicle production volumes of 66.0% during the first quarter of 2011 as compared to the prior year first quarter, which had a positive effect on our net sales of approximately $10.5 million, principally within the Electronics segment.  Our 2011 first quarter net sales were further favorably affected by approximately $8.3 million, primarily within the Electronics segment, due to production volume increases within the agricultural vehicle market.  Our net sales to the agricultural vehicle market as a percentage of total net sales increased from 16.4% for the first quarter of 2010 to 17.9% for the first quarter of 2011.  These increases in net sales were favorably affected by foreign currency exchange rates of approximately $2.1 million during the first quarter of 2011 when compared to the first quarter of 2010.

Negatively affecting our first quarter 2011 results were significant increases in certain commodity prices and foreign currency exchange rates, primarily copper and the Mexican peso.  The increases in these commodity and foreign exchange rates negatively impacted our results by approximately $1.7 million and $1.6 million, respectively, during the current quarter.  Also, negatively affecting our current quarter results were certain operating inefficiencies experienced in our North American Wiring locations within our Electronics segment.  These operating inefficiencies resulted in higher than expected labor and premium freight charges in the current quarter.  As a result, our gross margin percentage decreased from 22.9% for the first quarter of 2010 to 20.4% for the first quarter of 2011.  We are implementing plans to address these inefficiencies and expect to reduce these types of costs over the next two quarters.

Effective January 1, 2011, we elected to change our method of valuing inventories for certain U.S. businesses to the first-in, first-out (“FIFO”) method, while in prior years, these inventories were valued using the last-in, first-out (“LIFO”) method.  As a result of this change, all inventories are valued using the FIFO method.  We believe the change is preferable as it conforms the inventory costing methods for all of our inventories to a single method and improves comparability with our industry peers.  The FIFO method also better reflects current acquisition cost of those inventories on our condensed consolidated balance sheets.  All prior periods presented herein have been adjusted to apply the new method retrospectively and conform to the current costing methodology. For the first quarters of 2011 and 2010, the effect of the change on our inventory costing method increased our consolidated operating results by $1.6 million and $0.4 million, respectively, after the change in accounting principle was applied to prior periods.

Our selling, general and administrative expenses (“SG&A”) increased from $29.6 million for the first quarter of 2010 to $32.6 million for the first quarter of 2011.  This $3.0 million, or 10.2% increase in SG&A was due to several expenses, the largest being compensation and compensation related expenses.  Excluding product development, our compensation and compensation related expenses increased by approximately $0.8 million from the prior year, primarily as a result of increased share-based compensation expenses and merit increases.  In addition, our design and development costs increased by approximately $0.6 million between periods due to new product launches by our customers.

Our first quarter 2010 results were favorably affected by the wind down of our wholly-owned subsidiary, Stoneridge Pollak Limited (“SPL”), located in Mitcheldean, United Kingdom.  On February 23, 2010, we placed SPL into administration (a structured bankruptcy) in the United Kingdom.  We had previously ceased SPL’s operations in December of 2008, as part of the restructuring initiatives announced in October 2007.  All SPL customer contracts were transferred to our other subsidiaries prior to placing SPL into administration.  We recognized a net gain within other expense (income), net of approximately $2.3 million, primarily from the reversal of the cumulative translation adjustment account, which had previously been included as a component of other comprehensive income within shareholders’ equity.  In addition, we recognized a tax benefit of approximately $1.2 million from the reversal of deferred tax liabilities; primarily employee benefit related which were also previously included as a component of other comprehensive income.

At March 31, 2011 and December 31, 2010, we maintained a cash and equivalents balance of $53.2 million and $72.0 million, respectively.  Our cash and equivalents balance declined during the current quarter as a result of increased working capital requirements.  As discussed in Note 7 to the condensed consolidated financial statements, we have no borrowings under our asset-based credit facility.  At March 31, 2011 and December 31, 2010, we had borrowing capacity of $78.8 million and $61.3 million, respectively.

Outlook

The North American automotive vehicle market has recovered significantly from recent levels, which has had a favorable effect on our Control Devices segment’s results.  North American automotive vehicle production was 11.9 million units for 2010.  For 2011, this production volume is forecasted to be in the range of 12.8 million to 13.1 million units.  If this forecasted increase in production volume occurs, it will favorably affect our Control Devices segment.

The North American and European commercial vehicle markets that we serve also recovered during the first quarter of 2011.  Production levels in the commercial vehicle market are expected to continue to increase in 2011.  If these forecasted increases in production volumes occur, they will favorably affect our Electronics segment.

Agricultural vehicle production increased for the first quarter of 2011 when compared to the first quarter of 2010, which favorably affected both our Electronics and Control Devices segments.  We believe that this market will continue to improve during 2011.

Our 2011 results could be unfavorably affected by increased commodity prices, specifically copper.  Copper prices increased during 2010 and have continued to increase in 2011.  We have entered into fixed price commodity contracts for a portion of our copper purchases for the remainder of 2011. In addition, a portion of our 2011 sales will be subject to copper surcharge billings that will mitigate this increase in our raw material costs.  Our 2011 results could also be unfavorably affected by foreign currency exchange rates.  We have significant foreign denominated transaction exposure in certain locations, especially in Mexico and Sweden.

On March 11, 2011, an earthquake and tsunami hit the northeastern coast of Japan.  Although we have very little direct sales to mainland Japan, many of our electronic components are sourced from Japanese suppliers.  Since the natural disaster, we have worked with our customers and suppliers to find alternative means to assure that our supplies are not interrupted.  We have not experienced supplier shortages to date related to the natural disaster.  We will continue to monitor and work with our suppliers and customers to mitigate any potential future shortages.  In addition, if any of our significant customers experience supplier interruptions as a result of the disaster and need to slow their production schedules, our financial results could be negatively affected.

During the first quarter of 2011, we experienced minimal component shortages in our supply base unrelated to the natural disaster in Japan, which has had a nominal adverse effect on our results.  At this time, we do not foresee significant component shortages unrelated to the natural disaster in the future.

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

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Net Sales. Net sales for our reportable segments, excluding inter-segment sales are summarized in the following table (in thousands):

					Dollar	Percent
Three months ended March 31	2011		2010		increase	increase

Electronics	$124,817	64.7%	$91,638	61.9%	$33,179	36.2%
Control Devices	68,227	35.3	56,436	38.1	11,791	20.9%
Total net sales	$193,044	100.0%	$148,074	100.0%	$44,970	30.4%

Our Electronics segment was positively affected by increased volume in our served markets by approximately $29.1 million for the first quarter of 2011 when compared to the prior year first quarter.  The increase in net sales for our Electronics segment was primarily due to volume increases in our North American and European commercial vehicle products.  Commercial vehicle market production volumes in North America and Europe increased by 39.7% and 66.0%, respectively, during the first quarter of 2011 when compared to the prior year first quarter.  The increase in North American and European commercial vehicle production positively affected net sales in our Electronics segment for the first quarter of 2011 by approximately $10.0 million, or 23.2% and $10.5 million, or 43.5%, respectively.  Net sales within our Electronics segment were also favorably affected by approximately $7.6 million as a result of production volume increases in the agricultural vehicle market during the first quarter of 2011 when compared to the prior year first quarter.  In addition, the Electronics segment net sales were favorably affected by foreign currency fluctuations of approximately $2.1 million for the first quarter of 2011 when compared to the first quarter of 2010.

Our Control Devices segment was positively affected by increased volume in our served markets by approximately $10.0 million for the first quarter of 2011 when compared to the prior year first quarter.  The increase in net sales for our Control Devices segment was primarily attributable to production volume increases at our major customers in the North American automotive vehicle market, which increased by 15.6% during the first quarter of 2011 when compared to the first quarter of 2010.  Volume increases within the automotive vehicle market of our Control Devices segment increased net sales for the first quarter of 2011 by approximately $6.1 million, or 13.3%, when compared to the prior year first quarter.  In addition, our Control Devices net sales were approximately $1.6 million and $0.7 million higher for the first quarter of 2011, when compared to the first quarter of 2010 as a result of production volume increases within the commercial and agricultural vehicle markets.

Net sales by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
Three months ended March 31	2011		2010		increase	increase

North America	$152,771	79.1%	$120,743	81.5%	$32,028	26.5%
Europe and Other	40,273	20.9	27,331	18.5	12,942	47.4%
Total net sales	$193,044	100.0%	$148,074	100.0%	$44,970	30.4%

The North American geographic location consists of the results of our operations in the United States and Mexico.

The increase in North American net sales was primarily attributable to increased sales volume in our North American commercial, agricultural and automotive vehicle markets.  These increased volume levels had a positive effect on our net sales for the first quarter of 2011 of $11.5 million, $8.3 million and $6.3 million for our North American commercial, agricultural and automotive vehicle markets, respectively.  Our increase in net sales outside North America was primarily due to increased sales of European commercial vehicle market products, which had a positive effect on our net sales for the first quarter of 2011 of approximately $10.5 million.  In addition, our first quarter 2011 net sales outside of North America were positively affected by foreign currency fluctuations of approximately $2.1 million.

Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

					Dollar
			As adjusted		increase /
Three months ended March 31	2011		2010		(decrease)

Net Sales	$193,044	100.0%	$148,074	100.0%	$44,970

Costs and Expenses:
Cost of goods sold	153,754	79.6	114,143	77.1	39,611
Selling, general and administrative	32,590	16.9	29,568	20.0	3,022

Operating Income	6,700	3.5	4,363	2.9	2,337

Interest expense, net	4,266	2.2	5,606	3.8	(1,340)
Equity in earnings of investees	(1,916)	(1.0)	(691)	(0.5)	(1,225)
Other expense (income), net	999	0.5	(950)	(0.6)	1,949

Income before income taxes	3,351	1.8	398	0.2	2,953

Provision (benefit) for income taxes	677	0.4	(1,489)	(1.0)	2,166

Net income	2,674	1.4	1,887	1.2	787

Net loss attributable to noncontrolling interest	(215)	(0.1)	(23)	-	(192)

Net income attributable to Stoneridge, Inc. and subsidiaries	$2,889	1.5%	$1,910	1.2%	$979

Cost of Goods Sold. Although we benefited from increased sales during the first quarter of 2011 when compared to first quarter of 2010, our increase in cost of goods sold outpaced our increase in net sales on a percentage basis.  The primary drivers of the increase in cost of goods sold as a percent of net sales, are higher commodity prices, certain unfavorable foreign exchange rates and operating inefficiencies, primarily within our North American Wiring locations in our Electronics segment.  Commodity prices, principally copper, have increased significantly from the first quarter of 2010, which had a negative impact of approximately $1.7 million during the first quarter of 2011.  Our gross margin percentage was further negatively impacted by the increase in volume in 2011, resulting in higher copper purchases as the increase in copper prices outpaced our increase in net sales.  The unfavorable movement in the Mexican peso compared to the U.S. dollar has also negatively affected our 2011 gross margin.  This negative foreign currency exposure has increased our cost of goods sold by approximately $1.6 million during the first quarter of 2011.  Also, during the first quarter of 2011 we experienced operating inefficiencies, primarily in the form of premium freight charges and unfavorable labor variances in order to meet higher sales level customer demands.  Premium freight charges between the periods presented increased by approximately $2.5 million. Labor inefficiencies at our North American Wiring facilities further negatively affected our results by approximately $1.0 million. We are implementing plans to address these inefficiencies and expect to reduce these types of costs over the next two quarters.  Our material cost as a percentage of net sales for our Electronics segment for the first quarter of 2011 and 2010 was 56.1% and 55.2%, respectively.  This increase is largely due to higher commodity prices, primarily copper, incurred during the first quarter of 2011.  Our materials cost as a percentage of sales for the Control Devices segment increased from 52.4% for the first quarter of 2010 to 54.8% for the first quarter of 2011.  The increase in direct materials as a percentage of net sales for the Control Devices segment is primarily a result of higher commodity prices incurred, principally copper and resins, during the current quarter.  In addition, during the current quarter we experienced higher scrap rates related to a new product introduced at the end of 2010.  We expect that these scrap rates will be reduced throughout the year.

Selling, General and Administrative Expenses.  Product development expenses are included within SG&A and were $9.7 million and $9.1 million for the first quarter of 2011 and 2010, respectively.  The increase in product development costs is a result of our customers’ new product launches scheduled in the near term.  The increase in SG&A costs excluding product development expenses was mainly due to higher employee related costs of approximately $0.8 million.  Our SG&A costs decreased as a percentage of net sales because of the increase in net sales recognized in the current quarter when compared to the prior year first quarter.

Interest Expense, net.  The decrease in interest expense, net during the first quarter of 2011 when compared to the prior first quarter is due to the refinancing of our senior secured notes and entering into a fixed-to-variable interest rate swap agreement (the “Swap”) during the fourth quarter of 2010.  Our interest expense was approximately $1.2 million lower during the current quarter as a result of the refinancing and the Swap.

Equity in Earnings of Investees.  The increase in equity earnings of investees was attributable to the increase in equity earnings recognized from our PST Eletrônica S.A. (“PST”) and Minda Stoneridge Instruments Ltd. (“Minda”) joint ventures.  Equity earnings for PST increased from $0.5 million for the first quarter of 2010 to $1.5 million for the first quarter of 2011.  PST’s higher sales volume for the first quarter of 2011 is a result of the introduction of an audio product line as well as higher volumes for PST’s product lines.  Equity earnings for Minda increased from $0.2 million for the first quarter of 2010 to earnings of $0.4 million for the first quarter of 2011.  The increase primarily reflects higher volumes for Minda’s product lines during the first quarter of 2011.

Other Expense (Income), net.  During the 2011 first quarter, we recognized a foreign currency loss of approximately $1.0 million. As a result of placing SPL into administration, we recognized a gain of approximately $2.3 million during the first quarter of 2010 within other expense (income), net on the condensed consolidated statement of operations.  This gain was primarily related to the reversal of the cumulative translation adjustment account, which had previously been included as a component of other comprehensive income within shareholders’ equity.  The gain was partially offset by foreign currency losses in the first quarter of 2010 of approximately $1.3 million.

Income (Loss) Before Income Taxes.  Income (loss) before income taxes is summarized in the following table by reportable segment (in thousands).
		As	Dollar	Percent
		adjusted	increase /	increase /
Three months ended March 31	2011	2010	(decrease)	(decrease)

Electronics (A)	$669	$1,837	$(1,168)	(63.6)%
Control Devices (A)	5,683	3,980	1,703	42.8%
Other corporate activities (A)	841	(258)	1,099	426.0%
Corporate interest expense	(3,842)	(5,161)	1,319	25.6%
Income before income taxes	$3,351	$398	$2,953	742.0%

(A)
Income before income taxes for the three months ended March 31, 2010 excludes the impact of placing SPL into administration.  As a result of placing SPL into administration, we recognized a gain within the Electronics segment of $32,512 and a loss within the Control Devices segment and other corporate activities of $473 and $32,039, respectively.  These gains and losses were primarily the result of eliminating SPL's intercompany debt and equity structure.

Although net sales within our Electronics segment increased during the first quarter of 2011 when compared to the prior year first quarter, our income before income taxes declined between periods.  This decrease in profitability is primarily due to the North American Wiring locations within the Electronics operating segment.  In order to meet customer demands a significant amount of premium freight and labor inefficiencies were incurred at these locations.  Premium freight for the Electronics segment increased by $2.5 million between periods presented, which was an increase from 1.4% of net sales for the first quarter of 2010 to 2.8% of net sales for the current quarter.  In addition, we incurred a greater amount of over-time wages and unfavorable labor variances in the first quarter of 2011, which negatively affected our result by approximately $1.0 million.  We are implementing plans to address these inefficiencies and expect to reduce these types of costs over the next two quarters.

The increase in profitability in the Control Devices reportable segment was primarily due to increased sales volume in the first quarter of 2011 when compared to the first quarter of 2010.  Production volume increases favorably affected our net sales within the Control Devices segment by approximately $10.0 million for the first quarter of 2011 when compared to the prior year first quarter.

The increase in income before income taxes from other corporate activities was primarily due to increased equity earnings of $1.2 million during the first quarter of 2011 when compared to the first quarter of 2010 from our PST and Minda joint ventures.

Income (loss) before income taxes by geographic location is summarized in the following table (in thousands):

			As
			adjusted		Dollar	Percent
Three months ended March 31	2011		2010		increase	increase

North America (A)	$1,191	35.5%	$(457)	(114.9)%	$1,647	360.8%
Europe and Other (A)	2,160	64.5	855	214.9	1,306	152.7%
Income before income taxes	$3,351	100.0%	$398	100.0%	$2,953	742.0%

(A)
Income before income taxes for the three months ended March 31, 2010 excludes the impact of placing SPL into administration. As a result of placing SPL into administration, we recognized a gain within Europe and other and a loss within North America of $32,430.  These gains and losses were primarily the result of eliminating SPL's intercompany debt and equity structure.

North American income before income taxes includes interest expense, net of approximately $4.2 million and $5.6 million for the quarters ended March 31, 2011 and 2010, respectively.

Excluding the effects of the SPL administration, our North American results improved, primarily as a result of increased volume in the North American automotive and commercial vehicle markets during the first quarter of 2011 as compared to 2010.  Our results in Europe and Other were favorably affected by our increased European commercial vehicle market sales during the current period.

Provision (Benefit) for Income Taxes. We recognized a provision for income taxes of $0.7 million and a benefit for income taxes of $1.5 million, for federal, state and foreign income taxes for the first quarter of 2011 and 2010, respectively.  As reported at December 31, 2010, we are in a cumulative loss position and provide a valuation allowance offsetting federal, state and certain foreign deferred tax assets.  The increase in tax expense for the first quarter of 2011 compared to those same periods for 2010 was attributable to the improved financial performance of our European operations as well as the improved financial performance of our PST joint venture.  Additionally, as a result of placing SPL into administration, as described in Note 13, we recognized a one-time tax benefit of $1.2 million from the reversal of a deferred tax liability, related to employee benefits, that were previously included as a component of accumulated other comprehensive income within shareholders’ equity.

Liquidity and Capital Resources

Summary of Cash Flows (in thousands):
			Dollar
			increase /
Three months ended March 31	2011	2010	(decrease)

Net cash provided by (used for):
Operating activities	$(15,476)	$(7,273)	$(8,203)
Investing activities	(4,217)	(3,599)	(618)
Financing activities	(455)	438	(893)
Effect of exchange rate changes on cash and cash equivalents	1,420	(1,425)	2,845
Net change in cash and cash equivalents	$(18,728)	$(11,859)	$(6,869)

The increase in cash used for operating activities for the first quarter of 2011 from 2010 was primarily due to working capital requirements.  Our cash used for operating activities for the first quarter of 2011 was negatively affected by higher accounts receivable and inventory balances.  This was partially offset by higher net income and accounts payable balances.   Our higher working capital account balances at March 31, 2011 were attributable to the higher sales volume in the current period.  Our receivable terms and collections rates have remained consistent between periods presented.  As our served markets improve we expect that our working capital requirements will continue to increase accordingly.

The increase in net cash used for investing activities reflects an increase in cash used for capital projects of approximately $0.7 million.  We expect capital expenditures to increase throughout the remainder of 2011, primarily due to the start-up of a new operation in Ramos Arizpe, Coahuila, Mexico.  Capital expenditures related to the start-up are estimated to be between $5.0 million and $6.0 million.

The decrease in net cash provided by (used for) financing activities was primarily due to the surrendor of shares to satisfy employee tax withholding of $0.7 million in connection with share-based compensation awards during the first quarter of 2011 when compared to 2010.

Management will continue to focus on reducing its weighted average cost of capital and believes that cash flows from operations and the availability of funds from our asset-based credit facility will provide sufficient liquidity to meet our future growth and operating needs.

On October 4, 2010, we issued $175.0 million of senior secured notes.  These senior secured notes bear interest at an annual rate of 9.5% and mature on October 15, 2017.  The senior secured notes are redeemable, at our option, beginning October 15, 2014 at 104.75%.  Interest payments commenced on April 15, 2011 and are payable on April 15 and October 15 of each year, thereafter.  The senior secured notes indenture limits our and our restricted subsidiaries’ amount of indebtedness, restricts certain payments and includes various other non-financial restrictive covenants.  The senior secured notes are guaranteed by all of our existing domestic restricted subsidiaries.  All other restricted subsidiaries that guarantee any of our or our guarantors’ indebtedness will also guarantee the senior secured notes.

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

As outlined in Note 7 to our condensed consolidated financial statements, our asset-based credit facility permits borrowing up to a maximum level of $100.0 million.  This facility provides us with lower borrowing rates and allows us the flexibility to refinance our outstanding debt.  At March 31, 2011, there were no borrowings on this asset-based credit facility.  The available borrowing capacity on this credit facility is based on eligible current assets and outstanding letters of credit, as defined.  At March 31, 2011, the Company had borrowing capacity of $78.8 million based on eligible current assets and outstanding letters of credit.  The Company was in compliance with all covenants at March 31, 2011.  In connection with the senior secured notes issuance, we entered into an Amended and Restated Credit and Security Agreement on September 20, 2010.  The Amended and Restated Credit and Security Agreement which became effective on October 4, 2010 (i) provided certain consents necessary for the issuance of the senior secured notes, (ii) extended the expiration date of the credit facility to November 1, 2012 and (iii) granted the facility agent, for the benefit of the lenders, second priority liens and security interests in the collateral subject to first priority liens and security interests in favor of the collateral agent for the holders of the senior secured notes.

The Bolton Conductive Systems, LLC (“BCS”) master revolving note (the “Revolver”) permits borrowing up to a maximum level of $3.0 million.  On September 29, 2010, BCS amended the Revolver to extend the maturity date to September 29, 2011 and reduced the interest rate to the prime referenced rate plus a margin of 2.0%, which is payable quarterly.  The available borrowing capacity on the Revolver is based on an advanced formula, as defined.  At March 31, 2011, BCS had borrowing capacity of $1.2 million based on the advanced formula.  At March 31, 2011, BCS had approximately $1.1 million in borrowings outstanding on the Revolver, which is included on the condensed consolidated balance sheet as a component of accrued expenses and other current liabilities. At March 31, 2011 the interest rate on the Revolver was 5.25%.  The Company is a guarantor as it relates to the Revolver.  The Revolver contains certain financial restrictive covenants.  BCS violated the fixed charge and tangible net worth covenants related to the Revolver on March 31, 2011.  BCS has received a waiver for covenant violations occurring on March 31, 2011.  Subsequent to quarter end, the fixed charge and tangible net worth covenants have been eliminated from the Revolver through its expiration.

The Suzhou term loan is in the amount of 4.7 million Chinese yuan, which was approximately $0.7 million at March 31, 2011, and is included on the condensed consolidated balance sheet as a component of accrued expenses and other current liabilities.   The term loan matures on August 5, 2011.  Interest is payable monthly at the one-year lending rate published by The People’s Bank of China multiplied by 110.0%.  At March 31, 2011, the interest rate on the term loan was 6.67%.

As part of our 2009 acquisition of BCS, we may be required to make additional payments to the previous owners of BCS for our 51% membership interest based on BCS achieving financial performance targets as defined by the purchase agreement.  The maximum amount of additional payments to the prior owners of BCS is $3.2 million per year in 2012 and 2013 and are contingent upon BCS achieving profitability targets based on earnings before interest, income taxes, depreciation and amortization in each of the years 2011 and 2012. In addition, we may be required to make additional payments to BCS of approximately $0.5 million in 2012 based on BCS achieving annual revenue targets in 2011.  We recorded $0.4 million, which represents the fair value of the estimated future additional payments to the prior owners of BCS as of March 31, 2011 on the condensed consolidated balance sheet as a component of other long-term liabilities.  The purchase agreement provides us with the option to purchase the remaining 49% interest in BCS in 2013 at a price determined in accordance with the purchase agreement.  If we do not exercise this option the minority owners of BCS have the option in 2014 to purchase our 51% interest in BCS at a price determined in accordance with the purchase agreement or to jointly market BCS for sale.

We have significant U.S. federal income tax net operating loss carryforwards and research credit carryforwards. The Internal Revenue Code of 1986, as amended, imposes an annual limitation on the ability of a corporation that undergoes an “ownership change” to use its net operating loss and credit carryforwards to reduce its tax liability.  During the fourth quarter of 2010 we undertook a secondary offering.  As a result of the secondary offering a substantial change in our ownership occurred and we likely experienced an ownership change pursuant to Section 382 of the Internal Revenue Code of 1986, as revised.  We are in the process with our advisors of evaluating the secondary offering and the potential impact, if any, on our ability to fully utilize net operating loss and research credit carry forwards. If it is ultimately determined that we did experience an ownership change, there would not be an impact to the condensed consolidated balance sheets at March 31, 2011 and December 31, 2010 and the condensed consolidated statement of operations as of March 31, 2011 due to us being in a valuation allowance position.

At March 31, 2011, we had a cash and cash equivalents balance of approximately $53.2 million, of which $19.0 million was held domestically and $34.2 million was held in foreign locations.  None of our cash balance was restricted at March 31, 2011.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies, which include management’s best estimates and judgments, are included in Item 7, Part II to the consolidated financial statements of the Company’s 2010 Form 10-K. Certain of these accounting policies are considered critical as disclosed in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis of the Company’s 2010 Form 10-K because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates.

Effective January 1, 2011, we elected to change our method of valuing inventories for certain U.S. businesses to the FIFO method, while in prior years, these inventories were valued using the LIFO method.  As a result of this change, all inventories are valued using the FIFO method.  Inventories accounted for under the LIFO method as a percent of total consolidated inventories was 73%, with the remainder determined on a FIFO basis at December 31, 2010.  All prior periods presented have been adjusted to apply the new method retrospectively.  The effect of the change in our inventory costing method increased our inventory balance and reduced our accumulated deficit balance by $2.4 million as of January 1, 2010.

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

Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other factors:

•	the loss or bankruptcy of a major customer;
•	the costs and timing of facility closures, business realignment, or similar actions;
•	a significant change in commercial, automotive, agricultural or off-highway vehicle production;
•	our ability to achieve cost reductions that offset or exceed customer-mandated selling price reductions;
•	a significant change in general economic conditions in any of the various countries in which we operate;
•	labor disruptions at our facilities or at any of our significant customers or suppliers;
•	the ability of our suppliers to supply us with parts and components at competitive prices on a timely basis;
•	the amount of our indebtedness and the restrictive covenants contained in the agreements governing our indebtedness, including our credit facility and the senior secured notes;
•	customer acceptance of new products;
•	capital availability or costs, including changes in interest rates or market perceptions;
•	the failure to achieve the successful integration of any acquired company or business;
•	the occurrence or non-occurrence of circumstances beyond our control; and
•	those items described in Part I, Item IA (“Risk Factors”) of the Company’s 2010 Form 10-K.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk presented within Part II, Item 7A of the Company’s 2010 Form 10-K.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2011, an evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the PEO and PFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors.

There were no material changes from risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

STONERIDGE, INC.

Date: May 9, 2011	/s/ John C. Corey
John C. Corey
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2011	/s/ George E. Strickler
George E. Strickler
Executive Vice President, Chief Financial Officer and
Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit

10.1	Stoneridge, Inc. Amended and Restated Long-Term Incentive Plan – form of 2011 Restricted Shares Grant Agreement, filed herewith.

10.2	Stoneridge, Inc. Long-Term Cash Incentive Plan – form of 2011 Addendum to 2010 Phantom Share Grant Agreement dated February 14, 2010, filed herewith.

18.1	Letter of Independent Registered Public Accounting Firm regarding Change in Accounting Principle.

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.