Form 10-Q
period 2011-06-30
STONERIDGE INC
filed 2011-08-05
CIK 1043337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2011

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

The number of Common Shares, without par value, outstanding as of July 22, 2011 was 25,576,578.

STONERIDGE, INC. AND SUBSIDIARIES

INDEX
		Page
PART I–FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2011 and December 31, 2010 (as adjusted)	2
	Condensed Consolidated Statements of Operations (Unaudited) For the Three and Six Months Ended June 30, 2011 and 2010 (as adjusted)	3
	Condensed Consolidated Statements of Cash Flows (Unaudited) For the Six Months Ended June 30, 2011 and 2010 (as adjusted)	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31

PART II–OTHER INFORMATION

Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3.	Defaults Upon Senior Securities	32
Item 4.	(Removed and Reserved)	32
Item 5.	Other Information	32
Item 6.	Exhibits	32

Signatures		33
Index to Exhibits		34
EX – 31.1
EX – 31.2
EX – 32.1
EX – 32.2

PART I–FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(in thousands)	2011	2010
		As adjusted
ASSETS

Current assets:
Cash and cash equivalents	$36,448	$71,974
Accounts receivable, less reserves of $1,623 and $2,013, respectively	126,039	102,600
Inventories, net	73,322	54,959
Prepaid expenses and other current assets	23,850	20,443
Total current assets	259,659	249,976

Long-term assets:
Property, plant and equipment, net	81,516	76,576
Investments and other long-term assets, net	67,631	60,184
Total long-term assets	149,147	136,760
Total assets	$408,806	$386,736

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$78,435	$68,341
Accrued expenses and other current liabilities	41,819	44,442
Total current liabilities	120,254	112,783

Long-term liabilities:
Long-term debt	169,238	167,903
Other long-term liabilities	14,795	14,831
Total long-term liabilities	184,033	182,734

Shareholders' equity
Preferred shares, without par value, authorized 5,000 shares, none issued	-	-
Common shares, without par value, authorized 60,000 shares, issued 26,451 and 25,994 shares and outstanding 25,577 and 25,393 shares, respectively, with no stated value	-	-
Additional paid-in capital	164,311	161,587
Common shares held in treasury, 874 and 601 shares, respectively, at cost	(1,862)	(1,118)
Accumulated deficit	(71,367)	(77,620)
Accumulated other comprehensive income	9,197	4,062
Total Stoneridge Inc. and subsidiaries shareholders' equity	100,279	86,911
Noncontrolling interest	4,240	4,308
Total shareholders' equity	104,519	91,219
Total liabilities and shareholders' equity	$408,806	$386,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2011	2010	2011	2010
		As adjusted		As adjusted

Net sales	$190,417	$166,262	$383,461	$314,336

Costs and expenses:
Cost of goods sold	152,699	126,998	306,453	241,140
Selling, general and administrative	30,305	31,447	62,895	61,015

Operating income	7,413	7,817	14,113	12,181

Interest expense, net	4,289	5,630	8,555	11,236
Equity in earnings of investees	(1,808)	(1,611)	(3,724)	(2,302)
Other expense (income), net	534	(749)	1,533	(1,699)

Income before income taxes	4,398	4,547	7,749	4,946

Provision (benefit) for income taxes	1,158	731	1,835	(758)

Net income	3,240	3,816	5,914	5,704

Net loss attributable to noncontrolling interest	(124)	(21)	(339)	(44)

Net income attributable to Stoneridge, Inc. and subsidiaries	$3,364	$3,837	$6,253	$5,748

Basic net income per share	$0.14	$0.16	$0.26	$0.24
Basic weighted average shares outstanding	24,162	23,965	24,090	23,922

Diluted net income per share	$0.14	$0.16	$0.25	$0.24
Diluted weighted average shares outstanding	24,606	24,389	24,545	24,351

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six months ended June 30 (in thousands)	2011	2010
		As adjusted

OPERATING ACTIVITIES:
Net income	$5,914	$5,704
Adjustments to reconcile net income to net cash used for operating activities
Depreciation	9,924	9,623
Amortization, including accretion of debt discount	549	577
Deferred income taxes	323	(1,710)
Earnings of equity method investees	(3,724)	(2,302)
Loss (gain) on sale of fixed assets	11	(8)
Share-based compensation expense, net	2,247	930
Changes in operating assets and liabilities -
Accounts receivable, net	(21,410)	(27,989)
Inventories, net	(17,559)	(7,936)
Prepaid expenses and other	(2,459)	(8,938)
Accounts payable	8,919	13,651
Accrued expenses and other	(5,848)	10,965
Net cash used for operating activities	(23,113)	(7,433)

INVESTING ACTIVITIES:
Capital expenditures	(14,117)	(7,063)
Proceeds from sale of fixed assets	3	21
Capital contribution from noncontrolling interest	271	-
Net cash used for investing activities	(13,843)	(7,042)

FINANCING ACTIVITIES:
Repayments of debt	(130)	(141)
Revolving credit facility borrowings	893	4,271
Revolving credit facility payments	(457)	(3,794)
Other financing costs	(96)	-
Repurchase of shares to satisfy employee tax withholding	(744)	-
Excess tax benefits from share-based compensation expense	-	294
Net cash (used for) provided by financing activities	(534)	630

Effect of exchange rate changes on cash and cash equivalents	1,964	(3,454)

Net decrease in cash and cash equivalents	(35,526)	(17,299)

Cash and cash equivalents at beginning of period	71,974	91,907

Cash and cash equivalents at end of period	$36,448	$74,608

Supplemental disclosure of non-cash financing activities:
Change in fair value of interest rate swap	$1,208	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
(Unaudited)

(1)  Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Stoneridge, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission” or “SEC”).  The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the Commission’s rules and regulations.  The results of operations for the three and six months June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

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

Condensed Consolidated Statements of Operations:

Three months ended June 30	2011			2010

	Computed	Impact of	Reported		Impact of
	under	change	under	Originally	change	As
	LIFO	to FIFO	FIFO	reported	to FIFO	adjusted

Cost of goods sold	$152,810	$(111)	$152,699	$126,642	$356	$126,998
Operating income (loss)	$7,302	$111	$7,413	$8,173	$(356)	$7,817
Income (loss) before income taxes	$4,287	$111	$4,398	$4,903	$(356)	$4,547
Net income (loss)	$3,129	$111	$3,240	$4,172	$(356)	$3,816
Net income (loss) attributable to Stoneridge, Inc. and subsidiaries	$3,253	$111	$3,364	$4,193	$(356)	$3,837
Basic net income (loss) per share	$0.14	$0.00	$0.14	$0.17	$(0.01)	$0.16
Diluted net income (loss) per share	$0.14	$0.00	$0.14	$0.17	$(0.01)	$0.16

Six months ended June 30	2011			2010

	Computed	Impact of	Reported		Impact of
	under	change	under	Originally	change	As
	LIFO	to FIFO	FIFO	reported	to FIFO	adjusted

Cost of goods sold	$308,180	$(1,727)	$306,453	$241,189	$(49)	$241,140
Operating income	$12,386	$1,727	$14,113	$12,132	$49	$12,181
Income before income taxes	$6,022	$1,727	$7,749	$4,897	$49	$4,946
Net income	$4,187	$1,727	$5,914	$5,655	$49	$5,704
Net income attributable to Stoneridge, Inc. and subsidiaries	$4,526	$1,727	$6,253	$5,699	$49	$5,748
Basic net income per share	$0.19	$0.07	$0.26	$0.24	$0.00	$0.24
Diluted net income per share	$0.18	$0.07	$0.25	$0.23	$0.01	$0.24

Condensed Consolidated Balance Sheets:

	June 30, 2011			December 31, 2010

	Computed	Impact of	Reported		Impact of
	under	change	under	Originally	change	As
	LIFO	to FIFO	FIFO	reported	to FIFO	adjusted

Inventories, net	$68,464	$4,858	$73,322	$51,828	$3,131	$54,959
Total current assets	$254,801	$4,858	$259,659	$246,845	$3,131	$249,976
Total assets	$403,948	$4,858	$408,806	$383,605	$3,131	$386,736
Accumulated deficit	$(76,225)	$4,858	$(71,367)	$(80,751)	$3,131	$(77,620)
Total Stoneridge, Inc. and subsidiaries shareholders' equity	$95,421	$4,858	$100,279	$83,780	$3,131	$86,911
Total shareholders' equity	$99,661	$4,858	$104,519	$88,088	$3,131	$91,219
Total liabilities and shareholders' equity	$403,948	$4,858	$408,806	$383,605	$3,131	$386,736

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
(Unaudited)

Condensed Consolidated Statements of Cash Flows:

Six months ended June 30	2011			2010

	Computed	Impact of	Reported		Impact of
	under	change	under	Originally	change	As
	LIFO	to FIFO	FIFO	reported	to FIFO	adjusted

Net income	$4,187	$1,727	$5,914	$5,655	$49	$5,704
Change in inventories, net	$(15,832)	$(1,727)	$(17,559)	$(7,887)	$(49)	$(7,936)

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

	June 30,	December 31,
	2011	2010
		As adjusted

Raw materials	$48,161	$35,793
Work-in-progress	10,096	9,454
Finished goods	15,065	9,712
Total inventories, net	$73,322	$54,959

(4)  Fair Value of Financial Instruments

Financial Instruments

A financial instrument is cash or a contract that imposes an obligation to deliver, or conveys a right to receive cash or another financial instrument.  The carrying values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of fair value because of the short maturity of these instruments.  The estimated fair value of the Company’s senior secured notes at June 30, 2011 and December 31, 2010, per quoted market sources, was $189,767 and $187,798, respectively.  The face amount of this financial instrument as of June 30, 2011 and December 31, 2010 was $175,000.

Derivative Instruments and Hedging Activities

On June 30, 2011, the Company had open foreign currency forward contracts, fixed price commodity contracts and an interest rate swap.  These contracts are used strictly for hedging and not for speculative purposes.  Management believes that its use of these instruments to reduce risk is in the Company’s best interest.  The counterparties to these financial instruments are financial institutions with investment grade credit ratings.

The Company conducts business internationally and therefore is exposed to foreign currency exchange rate risk.  The Company uses derivative financial instruments as cash flow and fair value hedges to mitigate its exposure to fluctuations in foreign currency exchange rates by reducing the effect of such fluctuations on foreign currency denominated intercompany transactions and other foreign currency exposures.  The currencies currently hedged by the Company include the euro and Swedish krona.  These contracts expire on September 30, 2011.  These foreign currency forward contracts are accounted for as fair value hedges, but do not qualify for hedge accounting and are marked to market, with gains and losses recognized in the Company’s condensed consolidated statements of operations as a component of other expense (income), net.  For the six months ended June 30, 2011, the Company recognized a $2,654 loss related to euro and Swedish krona contracts.  The Company’s foreign currency forward contracts substantially offset gains and losses on the underlying foreign currency denominated transactions. During the year ended December 31, 2010, the Company held contracts intended to reduce exposure to the Mexican peso.  These contracts were executed to hedge forecasted transactions, and therefore the contracts were accounted for as cash flow hedges.  The Mexican peso-denominated foreign currency forward contracts expired monthly throughout 2010.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
(Unaudited)

To mitigate the risk of future price volatility and, consequently, fluctuations in gross margins, the Company entered into fixed price commodity contracts with a financial institution to fix the cost of a portion of the Company’s copper purchases.  In March 2011, the Company entered into fixed price commodity contracts for 1,200 pounds of copper, which represents a portion of the Company’s copper purchases in the period from April 2011 to December 2011.  In May 2011, the Company entered into two additional fixed price commodity contracts.  The first contract was for 938 pounds of copper which covers the period from June 2011 to December 2011.  The other commodity contract was for 2,000 pounds of copper and covers the period from January 2012 to December 2012.  Both of these contracts represent a portion of the Company’s copper purchases.  Because these contracts were executed to hedge a portion of forecasted transactions, the contracts are accounted for as cash flow hedges.  The unrealized gain or loss for the effective portion of the hedges is deferred and reported in the Company’s condensed consolidated balance sheets as a component of accumulated other comprehensive income.  Using regression analysis, the Company has concluded that these cash flow hedges are highly effective. The effectiveness of the transactions has been and will be measured on an ongoing basis using regression analysis.

On October 4, 2010, the Company entered into a fixed-to-floating interest rate swap agreement (the “Swap”) with a notional amount of $45,000 to hedge its exposure to fair value fluctuations on a portion of its senior secured notes.  The Swap was designated as a fair value hedge of the fixed interest rate obligation under the Company’s $175,000 9.5% senior secured notes due October 15, 2017.  Under the Swap, the Company pays a variable interest rate equal to the six-month London Interbank Offered Rate (“LIBOR”) plus 7.19% and it receives a fixed interest rate of 9.5%.  The Swap requires semi-annual settlements on April 15 and October 15, beginning on April 15, 2011.  The difference between amounts to be received and paid under the Swap is recognized as a component of interest expense, net on the condensed consolidated statements of operations.  The Swap reduced interest expense by $380 for the six months ended June 30, 2011.  The critical terms of the Swap are aligned with the terms of the senior secured notes, including maturity of October 15, 2017, resulting in no hedge ineffectiveness.  The unrealized gain or loss for the effective portion of the hedge is deferred and reported in the Company’s condensed consolidated balance sheets as an asset or liability, as applicable, with the offset to the carrying value of the senior secured notes.

The notional amounts and fair values of derivative instruments in the condensed consolidated balance sheets are as follows:

			Prepaid expenses		Other long-
	Notional amounts (A)		and other current assets		term liabilities
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2011	2010	2011	2010	2011	2010

Derivatives designated as hedging instruments:			`
Cash Flow Hedge:
Fixed price commodity contracts	$14,740	$-	$704	$-	$-	$-
Fair Value Hedge:
Interest rate swap contract	45,000	45,000	-	-	1,809	3,017
	59,740	45,000	704	-	1,809	3,017

Derivatives not designated as hedging instruments:
Forward currency contracts	28,803	26,917	-	108	12	-
Total derivatives	$88,543	$71,917	$704	$108	$1,821	$3,017

(A)    Notional amounts represent the gross contract / notional amount of the derivatives outstanding.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
(Unaudited)

Amounts recorded in other comprehensive income in shareholders’ equity and in net income for the three months ended June 30, 2011 were as follows:

	Amount of gain recorded in other comprehensive income	Amount of loss reclassified from other comprehensive income into net income	Location of loss reclassified from other comprehensive income into net income

Derivatives designated as cash flow hedges:
Commodity contracts	$560	$24	Cost of goods sold

Amounts recorded in other comprehensive income in shareholder’s equity and in net income for the six months ended June 30, 2011 were as follows:

	Amount of gain recorded in other comprehensive income	Amount of loss reclassified from other comprehensive income into net income	Location of loss reclassified from other comprehensive income into net income

Derivatives designated as cash flow hedges:
Commodity contracts	$680	$24	Cost of goods sold

These derivatives will be reclassified from other comprehensive income to the condensed consolidated statement of operations through December of 2012.  The Company has measured the ineffectiveness of the commodity contracts and any amounts recognized in the condensed consolidated financial statements were immaterial for the three and six months ended June 30, 2011.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
(Unaudited)

The following table presents our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.  The Company does not have any assets or liabilities that have a fair value estimated using level 3 inputs.

	June 30,			December 31,
	2011			2010
		Fair value estimated using
	Fair value	Level 1 inputs (A)	Level 2 inputs (B)	Fair value

Financial assets carried at fair value:

Forward currency contracts	$-	$-	$-	$108
Available for sale security	221	221	-	274
Fixed price commodity contracts	704	-	704	-
Total financial assets carried at fair value	$925	$221	$704	$382

Financial liabilities carried at fair value:

Forward currency contracts	$12	$-	$12	$-
Interest rate swap contract	1,809	-	1,809	3,017
Total financial liabilities carried at fair value	$1,821	$-	$1,821	$3,017

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

(5)  Share-Based Compensation

Total compensation expense for share-based compensation arrangements recognized in the condensed consolidated statements of operations as a component of selling, general and administrative expenses was $1,254 and $699 for the three months ended June 30, 2011 and 2010, respectively.  For the six months ended June 30, 2011 and 2010, total compensation expense recognized in the condensed consolidated statements of operations for share-based compensation arrangements was $2,247 and $1,224, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
(Unaudited)

(6)  Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
		As adjusted		As adjusted

Net income	$3,240	$3,816	$5,914	$5,704
Other comprehensive income (loss):
Currency translation adjustments	2,159	(913)	4,466	(6,274)
Pension liability adjustments	-	-	-	5,089
Unrealized loss on marketable securities	(29)	(1)	(35)	(4)
Unrealized gain (loss) on derivatives	584	(1,915)	704	(86)
Other comprehensive income (loss)	2,714	(2,829)	5,135	(1,275)
Consolidated comprehensive income	5,954	987	11,049	4,429
Comprehensive loss attributable to noncontrolling interest	124	21	339	44
Comprehensive income attributable to Stoneridge, Inc. and subsidiaries	$6,078	$1,008	$11,388	$4,473

Accumulated other comprehensive income, net of tax is comprised of the following:

	June 30,	December 31,
	2011	2010

Currency translation adjustments	$8,544	$4,078
Unrealized loss on marketable securities	(51)	(16)
Unrealized gain on derivatives	704	-
Accumulated other comprehensive income	$9,197	$4,062

(7)  Long-Term Debt

Senior Secured Notes

On October 4, 2010, the Company issued $175,000 of senior secured notes.  These senior notes bear interest at an annual rate of 9.5% and mature on October 15, 2017.  The senior secured notes are redeemable, at the Company’s option, beginning October 15, 2014 at 104.75%.  Interest payments commenced on April 15, 2011 and are payable on April 15 and October 15 of each year, thereafter.  The senior secured notes indenture limits the amount of the Company and its restricted subsidiaries’ indebtedness, restricts certain payments and includes various other non-financial restrictive covenants.  The senior secured notes are guaranteed by all of the Company’s existing domestic restricted subsidiaries.  All other restricted subsidiaries that guarantee any indebtedness of the Company or its guarantors will also guarantee the senior secured notes.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
(Unaudited)

Credit Facilities

On November 2, 2007, the Company entered into an asset-based credit facility (the “credit facility”), which permits borrowing up to a maximum level of $100,000.  In connection with the senior secured notes issuance, the Company entered into an Amended and Restated Credit and Security Agreement (the “Amended and Restated Agreement”) relating to the credit facility on September 20, 2010 which became effective on October 4, 2010.  The Amended and Restated Agreement (i) provided certain consents necessary for the issuance of the senior secured notes, (ii) extended the expiration date of the credit facility to November 1, 2012 and (iii) granted the facility agent, for the benefit of the lenders, second priority liens and security interests in the collateral subject to first priority liens and security interests in favor of the collateral agent for the holders of the senior secured notes.  At June 30, 2011 and December 31, 2010, there were no borrowings on this credit facility.  The available borrowing capacity on this credit facility is based on eligible current assets, as defined.  At June 30, 2011 and December 31, 2010, the Company had borrowing capacity of $78,467 and $61,251, respectively, based on eligible current assets and outstanding letters of credit as defined.  The credit facility does not contain financial performance covenants which would constrain the Company’s borrowing capacity. However, restrictions do include limits on capital expenditures, operating leases, dividends and investment activities in a negative covenant which limits investment activities to $15,000 minus certain guarantees and obligations.  The credit facility expires on November 1, 2012, and requires a commitment fee of 0.375% on the unused balance.  Interest is payable quarterly at either (i) the higher of the prime rate or the Federal Funds rate plus 0.50%, plus a margin of 0.00% to 0.25% or (ii) LIBOR plus a margin of 1.00% to 1.75%, depending upon the Company’s undrawn availability, as defined.  The Company was in compliance with all covenants at June 30, 2011 and December 31, 2010.

On October 13, 2009, the Company’s majority owned consolidated subsidiary, Bolton Conductive Systems, LLC (“BCS”), entered into a master revolving note (the “Revolver”), which permits borrowing up to a maximum level of $3,000. On September 29, 2010, BCS amended the Revolver to extend the maturity date to September 29, 2011 and reduced the interest rate margin to 2.0%.  The available borrowing capacity on the Revolver is based on an advance formula, as defined.  At June 30, 2011 and December 31, 2010, BCS had borrowing capacity of $1,480 and $1,089, respectively, based on the advance formula.    At June 30, 2011 and December 31, 2010, BCS had $1,178 and $742 in borrowings outstanding on the Revolver, respectively, which are included on the condensed consolidated balance sheets as a component of accrued expenses and other current liabilities.  Interest is payable monthly at the prime referenced rate plus a 2.0% margin.  At June 30, 2011, the interest rate on the Revolver was 5.25%.  The Company is a guarantor of BCS as it relates to the Revolver.  The Revolver contains certain financial restrictive covenants.  BCS violated the fixed charge and tangible net worth covenants related to the Revolver during the first quarter of 2011 and during the fourth quarter of 2010.  BCS received waivers for those covenant violations.  Subsequent to these violations, the fixed charge and tangible net worth covenants have been eliminated from the Revolver through its expiration.

Other Debt

BCS has an installment note.  Interest on the installment note is the prime referenced rate plus a 2.25% margin.  At June 30, 2011 and December 31, 2010, the interest rate on the installment note was 5.5%.  The installment note calls for monthly installment payments of principal and interest and matures in September of 2012.  At June 30, 2011 and December 31, 2010, the principal amount due on the installment note was $234 and $322, respectively.

On August 20, 2010, the Company’s wholly-owned subsidiary located in Suzhou, China entered into a term loan of 4,690 Chinese yuan, which was $726 and $712 at June 30, 2011 and December 31, 2010, respectively, and is included on the condensed consolidated balance sheets as a component of accrued expenses and other current liabilities. The term loan matures on August 5, 2011.  Interest is payable quarterly at the one-year lending rate published by The People’s Bank of China multiplied by 110.0%.  At June 30, 2011, the interest rate on the term loan was 6.94%.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Basic weighted-average shares outstanding	24,161,775	23,964,609	24,089,679	23,922,193
Effect of dilutive securities	444,330	424,635	455,109	429,004
Diluted weighted-average shares outstanding	24,606,105	24,389,244	24,544,788	24,351,197

Options not included in the computation of diluted net income share to purchase 50,000 and 115,250 Common Shares at an average price of $15.73 and $12.84, respectively, per share were outstanding at June 30, 2011 and 2010, respectively.  These outstanding options were not included in the computation of diluted net income per share because their respective exercise prices were greater than the average market price of Company Common Shares.

There were 419,100 and 455,400 performance-based restricted Common Shares outstanding at June 30, 2011 and 2010, respectively.  These shares were not included in the computation of diluted net income per share because not all vesting conditions were achieved as of June 30, 2011 and 2010.  These shares may or may not become dilutive based on the Company’s ability to meet or exceed future earnings performance targets.

(9)  Restructuring

On October 29, 2007, the Company announced restructuring initiatives to improve manufacturing efficiency and cost position by ceasing manufacturing operations at its Sarasota, Florida and Mitcheldean, United Kingdom locations.  In response to the depressed conditions in the North American and European commercial and automotive vehicle markets in 2009, the Company also began restructuring initiatives in its Electronics reportable segment.  During the first quarter of 2010, the Company continued restructuring initiatives within the Electronics segment which began in 2009 and recorded amounts related to its cancelled lease in Mitcheldean, United Kingdom.  In connection with these initiatives, the Company recorded a restructuring charge of $223 and $304 in the Company’s condensed consolidated statements of operations as part of selling, general and administrative for the three and six months ended June 30, 2010, respectively. These restructuring initiatives are substantially complete.  At June 30, 2011 and December 31, 2010 the only remaining restructuring related liability relates to the cancelled lease in Mitcheldean, United Kingdom, which the Company has accrued $1,149 and $1,117, respectively, on the condensed consolidated balance sheets.  There have been no adjustments to the lease liability since December 31, 2010 other than the impact of foreign exchange losses.  There were no restructuring activities related to the Control Devices reportable segment during the three and six months ended June 30, 2011 and 2010.

(10)  Commitments and Contingencies

In the ordinary course of business, the Company is involved in various legal proceedings, workers’ compensation and product liability disputes.  The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of operations, cash flows or the financial position of the Company.

On October 13, 2009, the Company acquired 51% membership interest in BCS.  The purchase agreement provides that the Company may be required to make additional payments to the previous owners of BCS for the 51% membership interest the Company purchased based on BCS achieving financial performance targets as defined by the purchase agreement.  The maximum amount of additional payments to the prior owners of BCS is $3,200 per year in 2012 and 2013 and is contingent upon BCS achieving profitability targets based on earnings before interest, income taxes, depreciation and amortization in the years 2011 and 2012, respectively.  In addition, the Company may be required to make additional payments to BCS of approximately $500 in 2012 based on BCS achieving annual revenue targets in 2011.  The Company recorded a liability of $435; the fair value of the estimated future additional payments to the prior owners of BCS as of June 30, 2011 and December 31, 2010 on the condensed consolidated balance sheets as a component of other long-term liabilities.  The purchase agreement provides the Company with the option to purchase the remaining 49% interest in BCS in 2013 at a price determined in accordance with the purchase agreement.  If the Company does not exercise this option, the minority owners of BCS have the option in 2014 to purchase the Company’s 51% interest in BCS at a price determined in accordance with the purchase agreement or to jointly market BCS for sale.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
(Unaudited)

As a result of an environmental phase one study performed on the Company’s facility located in Sarasota, Florida, the Company became aware of soil and groundwater contamination at the facility.  The Company engaged an environmental engineering consultant that developed a remediation and monitoring plan for the site and submitted this plan to the Florida Department of Environmental Protection (“FL DEP”) in March 2011. The soil remediation was completed in December 2010.  Prior to beginning the groundwater remediation, the FL DEP has requested that the Company perform additional groundwater sampling. The Company anticipates completing this sampling and receiving approval from the FL DEP during 2011.  The Company did not incur environmental remediation expenses during the six months ended June 30, 2011 and 2010.  As of June 30, 2011 and December 31, 2010, the Company has accrued $1,305 related to the remediation on the condensed consolidated balance sheets.

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

The following provides a reconciliation of changes in product warranty and recall liability:

Six months ended June 30	2011	2010

Product warranty and recall at beginning of period	$3,831	$4,764
Accruals for products shipped during period	915	1,140
Aggregate changes in pre-existing liabilities due to claim developments	(87)	668
Settlements made during the period (in cash or in kind)	(1,300)	(2,182)
Product warranty and recall at end of period	$3,359	$4,390

(11)  Employee Benefit Plans

The Company had a single defined benefit pension plan that covered certain former employees in the United Kingdom.  As a result of placing Stoneridge Pollak Limited (“SPL”) into administration during the six months ended June 30, 2010, as described in Note 13, the Company settled the defined benefit pension plan.

Long-Term Cash Incentive Plans

In March 2009, the Company adopted the Stoneridge, Inc. Long-Term Cash Incentive Plan (“LTCIP”) and granted awards to certain officers and key employees.  For 2009, the awards under the LTCIP provide recipients with the right to receive cash three years from the date of grant depending on the Company’s actual earnings per share performance for a performance period comprised of 2009, 2010 and 2011 fiscal years.  The Company will record an accrual for an award to be paid in the period earned based on anticipated achievement of the performance goal.  If the participant voluntarily terminates employment or is discharged for cause, as defined in the LTCIP, the award will be forfeited.  In May 2009, the LTCIP was approved by the Company’s shareholders.  The Company has not recorded an accrual for these awards granted under the LTCIP at June 30, 2011 or December 31, 2010 as the achievement of the performance goal is not considered probable at this time.

For 2010, the awards under the LTCIP provide recipients with the right to receive an amount of cash equal to the fair market value of a specified number of Common Shares, without par value, of the Company (“Phantom Shares”) three years from the date of grant depending on the Company’s actual earnings per share performance for each fiscal year of 2010, 2011 and 2012 within the performance period.  The Company will record an accrual based on the fair market value of the Phantom Shares for an award to be paid in the period earned based on anticipated achievement of the performance goals.  If the participant voluntarily terminates employment or is discharged for cause, as defined in the LTCIP, the award will be forfeited. The Company recorded an accrual of $345 and $184 for these awards granted under the LTCIP at June 30, 2011 and December 31, 2010, respectively, which is included on the condensed consolidated balance sheets as a component of other long-term liabilities.

There were no awards granted under the LTCIP during the six months ended June 30, 2011.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
(Unaudited)

(12)  Income Taxes

The Company recognized a provision for income taxes of $1,158, or 26.3% and $731, or 16.1% of pre-tax income for federal, state and foreign income taxes for the three months ended June 30, 2011 and 2010, respectively.  The Company recognized a provision for income taxes of $1,835, or 23.7% of pre-tax income and a benefit from income taxes of $758, or (15.3%) of pre-tax loss, for federal, state and foreign taxes for the six months ended June 30, 2011 and 2010.  At June 30, 2011 and December 31, 2010, the Company is in a cumulative loss position and provides a valuation allowance offsetting federal, state and certain foreign deferred tax assets.  The increase in tax expense for the three and six months ended June 30, 2011 compared to those same periods for 2010 was attributable to the improved financial performance of the European operations as well as the improved financial performance of the Company’s PST Eletrônica S.A. (“PST”) joint venture.  Additionally, as a result of placing SPL into administration, as described in Note 13, the Company recognized a one-time tax benefit of $1,170 during the six months ended June 30, 2010 from the reversal of a deferred tax liability, related to employee benefits, that were previously included as a component of accumulated other comprehensive income within shareholders’ equity.

During the fourth quarter of 2010 the Company undertook a secondary offering.  As a result of the secondary offering a substantial change in the Company’s ownership occurred and the Company likely experienced an ownership change pursuant to Section 382 of the Internal Revenue Code of 1986, as amended. The Company is in the process with its advisors of evaluating the secondary offering and the potential impact, if any, on our ability to fully utilize net operating loss and research credit carry forwards. If it is ultimately determined that the Company did experience an ownership change, there would not be an impact to the condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010 or the condensed consolidated statement of operations for the three and six months ended June 30, 2011 due to the Company being in a valuation allowance position.

(13)  SPL Administration

On February 23, 2010, the Company placed its wholly owned subsidiary, SPL into administration (a structured bankruptcy) in the United Kingdom.  The Company had previously ceased operations at the facility as of December 2008 as part of the restructuring initiatives announced on October 29, 2007, as described in Note 9.  The remaining assets and customer contracts of SPL were transferred to other subsidiaries of the Company subsequent to SPL filing for administration.  As a result of placing SPL into administration the Company recognized a net gain of approximately $3,423 during the six months ended June 30, 2010.  This gain was primarily related to the reversal of the cumulative translation adjustment account (“CTA”) and deferred tax liabilities, which had previously been included as a component of other comprehensive income within shareholders’ equity.  The net gain of approximately $2,253, primarily due to reversing the CTA balance is included as a component of other expense (income), net on the condensed consolidated statement of operations.  The benefit from reversing the deferred tax liabilities, primarily employee benefit related of approximately $1,170, is included as a component of benefit from income taxes on the condensed consolidated statement of operations, as described in Note 12.

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

A summary of financial information by reportable segment is as follows:

	Three months ended		Six months ended
		June 30,		June 30,
	2011	2010	2011	2010
		As adjusted		As adjusted

Net Sales:
Electronics	$124,085	$104,927	$248,902	$196,565
Inter-segment sales	6,382	3,353	12,848	6,464
Electronics net sales	130,467	108,280	261,750	203,029

Control Devices	66,332	61,335	134,559	117,771
Inter-segment sales	961	936	1,934	1,784
Control Devices net sales	67,293	62,271	136,493	119,555

Eliminations	(7,343)	(4,289)	(14,782)	(8,248)
Total net sales	$190,417	$166,262	$383,461	$314,336

Income (Loss) Before Income Taxes:
Electronics (A)	$464	$4,404	$1,133	$38,753
Control Devices (A)	6,018	5,144	11,701	8,651
Other corporate activities (A)	1,746	247	2,587	(32,049)
Corporate interest expense	(3,830)	(5,248)	(7,672)	(10,409)
Total income before income taxes	$4,398	$4,547	$7,749	$4,946

Depreciation and Amortization:
Electronics	$2,634	$2,283	$5,096	$4,525
Control Devices	2,379	2,561	4,843	5,026
Corporate	50	85	100	172
Total depreciation and amortization (B)	$5,063	$4,929	$10,039	$9,723

Interest Expense, net:
Electronics	$433	$376	$836	$821
Control Devices	26	6	47	6
Corporate	3,830	5,248	7,672	10,409
Total interest expense, net	$4,289	$5,630	$8,555	$11,236

Capital Expenditures:
Electronics	$7,447	$2,323	$9,844	$4,786
Control Devices	2,297	1,040	4,240	2,324
Corporate	31	81	33	(47)
Total capital expenditures	$9,775	$3,444	$14,117	$7,063

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

(B)	These amounts represent depreciation and amortization on fixed and certain intangible assets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
(Unaudited)

	June 30,	December 31,
	2011	2010
		As adjusted
Total Assets:
Electronics	$241,715	$191,698
Control Devices	104,996	96,977
Corporate (C)	189,138	217,414
Eliminations	(127,043)	(119,353)
Total assets	$408,806	$386,736

(C)	Assets located at Corporate consist primarily of cash and equity investments.

The following table presents net sales and non-current assets for each of the geographic areas in which the Company operates:

	Three months ended		Six months ended
	June 30,			June 30,
	2011	2010	2011	2010

Net Sales:
North America	$147,608	$135,749	$300,379	$256,492
Europe and Other	42,809	30,513	83,082	57,844
Total net sales	$190,417	$166,262	$383,461	$314,336

	June 30,	December 31,
	2011	2010

Non-Current Assets:
North America	$133,817	$124,851
Europe and Other	15,330	11,909
Total non-current assets	$149,147	$136,760

(15)  Investments

Both of the Company’s joint ventures at June 30, 2011 were determined to be unconsolidated joint ventures and were accounted for under the equity method of accounting.

PST Eletrônica S.A.

The Company has a 50% equity interest in PST, a Brazilian electronic system provider focused on security, infotainment and convenience applications primarily for the automotive and motorcycle industry.  The Company’s investment in PST, recorded as a component of investments and other long-term assets, net on the condensed consolidated balance sheets, was $47,590 and $41,178 at June 30, 2011 and December 31, 2010, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
(Unaudited)

Condensed financial information for PST is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Net sales	$62,696	$40,812	$115,934	$74,122
Cost of goods sold	$36,743	$21,552	$65,352	$39,166
Total pre-tax income	$3,968	$3,426	$7,900	$4,623
The Company's share of pre-tax income	$1,984	$1,713	$3,950	$2,312

Equity in earnings of PST included in the condensed consolidated statements of operations was $1,595 and $1,350 for the three months ended June 30, 2011 and 2010, respectively.  For the six months ended June 30, 2011 and 2010, equity in earnings of PST was $3,104 and $1,833, respectively.

Minda Stoneridge Instruments Ltd.

The Company has a 49% interest in Minda Stoneridge Instruments Ltd. (“Minda”), a company based in India that manufactures electronics and instrumentation equipment for the motorcycle and commercial vehicle market.  The Company’s investment in Minda recorded as a component of investments and other long-term assets, net on the condensed consolidated balance sheets, was $6,917 and $6,287 at June 30, 2011 and December 31, 2010, respectively.  Equity in earnings of Minda included in the condensed consolidated statements of operations was $213 and $261, for the three months ended June 30, 2011 and 2010, respectively.  For the six months ended June 30, 2011 and 2010, equity in earnings of Minda was $620 and $469, respectively.

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

We recognized net income for the quarter ended June 30, 2011 of $3.4 million, or $.14 per diluted share, compared with net income of $3.8 million, or $0.16 per diluted share, for the second quarter of 2010.

Our second quarter 2011 results were positively affected by improvements in the North American automotive and North American and European commercial vehicle markets.  Production volumes in the North American automotive vehicle market were consistent for the second quarter of 2011 with the second quarter of 2010.  The automotive vehicle market production volume had a positive effect on our North American automotive vehicle market net sales of approximately $1.6 million, primarily within our Control Devices segment.  The commercial vehicle market production volumes in North America improved by 60.8% during the second quarter of 2011 when compared to the prior year second quarter, which resulted in increased net sales of approximately $2.1 million, primarily within our Electronics segment.  Our net sales were also favorably affected by increased European commercial vehicle production volumes of 37.4% during the second quarter of 2011 as compared to the prior year second quarter, which had a positive effect on our net sales of approximately $5.6 million, principally within the Electronics segment. Our 2011 second quarter net sales were further favorably affected by approximately $4.8 million, primarily within in the Electronics segment, due to production volume increases within the agricultural vehicle market.  Our net sales to the agricultural vehicle market as a percentage of total net sales increased from 13.7% for the second quarter of 2010 to 14.9% for the second quarter of 2011.  These increases in net sales were favorably affected by foreign currency exchange rates of approximately $5.8 million during the second quarter of 2011 when compared to the second quarter of 2010.

Negatively affecting our second quarter 2011 results were significant increases in certain commodity prices and foreign currency exchange rates, primarily copper and the Mexican peso.  The increases in these commodity and foreign exchange rates negatively impacted our results by approximately $1.1 million and $2.0 million, respectively, during the current quarter.  Also, negatively affecting our current quarter results were operating inefficiencies experienced in our North American wiring locations within our Electronics segment.  These operating inefficiencies resulted in higher than expected labor and premium freight charges in the current quarter.  As a result, our gross margin percentage decreased from 23.6% for the second quarter of 2010 to 19.8% for the second quarter of 2011.  We are executing plans including reducing direct labor headcount and developing more efficient manufacturing processes to address these inefficiencies. These strategies have reduced and we expect them to continue to reduce these types of costs through the remainder of 2011.

Effective January 1, 2011, we elected to change our method of valuing inventories for certain U.S. businesses to the first-in, first-out (“FIFO”) method, while in prior years, these inventories were valued using the last-in, first-out (“LIFO”) method.  As a result of this change, all inventories are valued using the FIFO method.  We believe the change is preferable as it conforms the inventory costing methods for all of our inventories to a single method and improves comparability with our industry peers.  The FIFO method also better reflects current acquisition cost of those inventories on our condensed consolidated balance sheets.  All prior periods presented herein have been adjusted to apply the new method retrospectively and conform to the current costing methodology. For the second quarters of 2011 and 2010, the effect of the change on our inventory costing method was an increase in net income of $0.1 million and a decrease of $0.4 million, respectively, after the change in accounting principle was applied to prior periods.

Our selling, general and administrative expenses (“SG&A”) decreased from $31.4 million for the second quarter of 2010 to $30.3 million for the second quarter of 2011.  This $1.1 million, or 3.6% decrease in SG&A was due to the reduction of product development costs incurred in the current quarter.  Our product development costs decreased by $2.7 million compared to the prior year.  Excluding product development, our compensation and compensation related expenses increased by approximately $0.3 million from the prior year second quarter, primarily as a result of increased share-based compensation expenses.

Our results for the six months ended June 30, 2010 were also favorably affected by the wind down of our wholly-owned subsidiary, Stoneridge Pollak Limited (“SPL”), located in Mitcheldean, United Kingdom.  On February 23, 2010, we placed SPL into administration (a structured bankruptcy) in the United Kingdom.  We had previously ceased SPL’s manufacturing operations in December of 2008, as part of the restructuring initiatives announced in October 2007.  The remaining assets and customer contracts of SPL were transferred to our other subsidiaries subsequent to SPL filing for administration.  We recognized a net gain within other expense (income), net of approximately $2.3 million, primarily from the reversal of the cumulative translation adjustment account, which had previously been included as a component of accumulated other comprehensive income within shareholders’ equity.  In addition, we recognized a tax benefit of approximately $1.2 million from the reversal of deferred tax liabilities; primarily employee benefit related which were also previously included as a component of accumulated other comprehensive income.

At June 30, 2011 and December 31, 2010, we maintained a cash and equivalents balance of $36.4 million and $72.0 million, respectively.  Our cash and equivalents balance declined during the current quarter as a result of increased working capital requirements including higher inventory levels at our North American wiring locations due to increased production, operating inefficiencies and the start-up of a new facility in Mexico. As discussed in Note 7 to the condensed consolidated financial statements, we had no borrowings under our asset-based credit facility and June 30, 2011.  At June 30, 2011 and December 31, 2010, we had borrowing capacity of $78.5 million and $61.3 million, respectively.

Outlook

The North American automotive vehicle market has recovered significantly from recent levels, which has had a favorable effect on our Control Devices segment’s results.  North American automotive vehicle production was 11.9 million units for 2010.  For 2011, this production volume is forecasted to be in the range of 12.8 million to 13.0 million units.  If this forecasted increase in production volume occurs, it will favorably affect our Control Devices segment.

The North American and European commercial vehicle markets that we serve also recovered during the first six months of 2011.  Production levels in the commercial vehicle market are expected to continue to increase throughout the second half of the year.  If these forecasted increases in production volumes occur, they will favorably affect our Electronics segment.

Agricultural vehicle production increased for the first six months of 2011 when compared to the first six months of 2010, which favorably affected both our Electronics and Control Devices segments.  We believe that this market will continue to improve during the remainder of 2011.

Our 2011 results could be unfavorably affected by increased commodity prices, specifically copper.  Copper prices increased during 2010 and have continued to rise in 2011.  We have entered into fixed price commodity contracts effective April and May of 2011 for a portion of our 2011 copper purchases and for a portion of our 2012 copper purchases.  In addition, a portion of our 2011 sales are subject to copper surcharge billings that will mitigate this increase in our raw material costs.  Our 2011 results could also be unfavorably affected by foreign currency exchange rates.  We have significant foreign denominated transaction exposure in certain locations, especially in Mexico and Sweden.

On March 11, 2011, an earthquake and tsunami hit the northeastern coast of Japan.  Although we have very little direct sales to mainland Japan, many of our electronic components are sourced from Japanese suppliers.  Since the natural disaster, we have worked with our customers and suppliers to find alternative means to assure that our supplies are not interrupted.  We have not experienced supplier shortages to date related to the natural disaster.  We will continue to monitor and work with our suppliers and customers to mitigate any potential future shortages though at this time we do not foresee any future shortages.  In addition, if any of our significant customers experience supplier interruptions as a result of the disaster and need to slow their production schedules, our financial results could be negatively affected.   During the first half of 2011, we experienced minimal component shortages in our supply base unrelated to the natural disaster in Japan, which has had a nominal adverse effect on our results.  At this time, we do not foresee significant component shortages unrelated to the natural disaster in the future.

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

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Net Sales. Net sales for our reportable segments, excluding inter-segment sales are summarized in the following table (in thousands):

					Dollar	Percent
Three months ended June 30	2011		2010		increase	increase

Electronics	$124,085	65.2%	$104,927	63.1%	$19,158	18.3%
Control Devices	66,332	34.8	61,335	36.9	4,997	8.1%
Total net sales	$190,417	100.0%	$166,262	100.0%	$24,155	14.5%

Our Electronics segment was positively affected by increased volume in our served markets by approximately $11.0 million for the second quarter of 2011 when compared to the prior year second quarter. The increase in net sales for our Electronics segment was primarily due to volume increases in our North American and European commercial vehicle products. Commercial vehicle market production volumes in North America and Europe increased by 60.8% and 37.4%, respectively, during the second quarter of 2011 when compared to the prior year second quarter. The increase in North American and European commercial vehicle production positively affected net sales in our Electronics segment for the second quarter of 2011 by approximately $0.3 million, or 0.5% and $5.6 million, or 22.0%, respectively. Net sales within our Electronics segment were also favorably affected by approximately $4.3 million as a result of production volume increases in the agricultural vehicle market during the second quarter of 2011 when compared to the prior year second quarter. Electronics segment net sales also increased due to increases in net new business primarily for North American wiring products. In addition, the Electronics segment net sales were favorably affected by foreign currency fluctuations of approximately $5.8 million for the second quarter of 2011 when compared to the second quarter of 2010.

Our Control Devices segment was positively affected by increased volume in our served markets by approximately $4.6 million for the second quarter of 2011 when compared to the prior year second quarter.  Production volumes in our Control Devices segment were consistent for the second quarter of 2011 with the second quarter of 2010.  Volume increases within the commercial vehicle market of our Control Devices segment increased net sales for the second quarter of 2011 by approximately $1.8 million, or 33.3%, when compared to the prior year second quarter.  In addition, our Control Devices net sales were approximately $1.4 million and $0.5 million higher for the second quarter of 2011, when compared to the second quarter of 2010 as a result of production volume increases within the automotive and agricultural vehicle markets.

Net sales by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
Three months ended June 30	2011		2010		increase	increase

North America	$147,608	77.5%	$135,749	81.6%	$11,859	8.7%
Europe and Other	42,809	22.5	30,513	18.4	12,296	40.3%
Total net sales	$190,417	100.0%	$166,262	100.0%	$24,155	14.5%

The North American geographic location consists of the results of our operations in the United States and Mexico.

The increase in North American net sales was primarily attributable to increased sales volume in our North American agricultural, commercial and automotive vehicle markets.  These increased volume levels had a positive effect on our net sales for the second quarter of 2011 of $4.8 million, $2.1 million and $1.6 million for our North American agricultural, commercial and automotive vehicle markets, respectively.  Also, North American net sales were positively impacted by increases in net new business of wiring products. Our increase in net sales outside North America was primarily due to increased sales of European commercial vehicle market products, which had a positive effect on our net sales for the second quarter of 2011 of approximately $5.6 million.  In addition, our second quarter 2011 net sales outside of North America were positively affected by foreign currency fluctuations of approximately $5.7 million.

Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

					Dollar
					increase /
Three months ended June 30	2011		2010		(decrease)
				As adjusted

Net Sales	$190,417	100.0%	$166,262	100.0%	$24,155

Costs and Expenses:
Cost of goods sold	152,699	80.2	126,998	76.4	25,701
Selling, general and administrative	30,305	15.9	31,447	18.9	(1,142)

Operating Income	7,413	3.9	7,817	4.7	(404)

Interest expense, net	4,289	2.2	5,630	3.4	(1,341)
Equity in earnings of investees	(1,808)	(0.9)	(1,611)	(1.0)	(197)
Other expense (income), net	534	0.3	(749)	(0.5)	1,283

Income before income taxes	4,398	2.3	4,547	2.8	(149)

Provision for income taxes	1,158	0.6	731	0.4	427

Net income	3,240	1.7	3,816	2.4	(576)

Net loss attributable to noncontrolling interest	(124)	-	(21)	-	(103)

Net income attributable to Stoneridge, Inc. and subsidiaries	$3,364	1.7%	$3,837	2.4%	$(473)

Cost of Goods Sold. Although we benefited from increased sales during the second quarter of 2011 when compared to second quarter of 2010, our increase in cost of goods sold outpaced our increase in net sales on a percentage basis.  The primary drivers of the increase in cost of goods sold as a percent of net sales are higher commodity prices, certain unfavorable foreign exchange rates and operating inefficiencies, primarily within our North American wiring locations in our Electronics segment.  Commodity prices, principally copper, have increased significantly from the second quarter of 2010, which had a negative impact of approximately $1.1 million during the second quarter of 2011.  Our gross margin percentage was further negatively impacted by higher copper purchases to support higher production volumes as the increase in copper prices outpaced our increase in net sales.  The unfavorable movement in the Mexican peso compared to the U.S. dollar has also negatively affected our 2011 gross margin.  This negative foreign currency exposure has increased our cost of goods sold by approximately $2.0 million during the second quarter of 2011.  Also, during the second quarter of 2011 we experienced operating inefficiencies, primarily in the form of premium freight charges and unfavorable labor variances in order to meet higher sales level customer demands.  Premium freight charges between the periods presented increased by approximately $0.4 million.  Labor inefficiencies at our North American wiring facilities further negatively affected our results by approximately $1.4 million.  We are executing plans to address these inefficiencies and have reduced and expect to continue to reduce these types of costs over the next quarter.  Our material cost as a percentage of net sales for our Electronics segment for the second quarter of 2011 and 2010 was 58.6% and 57.4%, respectively.  This increase is largely due to higher commodity prices, primarily copper, incurred during the second quarter of 2011.  Our materials cost as a percentage of sales for the Control Devices segment increased from 52.3% for the second quarter of 2010 to 56.1% for the second quarter of 2011.  The increase in direct materials as a percentage of net sales for the Control Devices segment is primarily a result of higher commodity prices incurred, principally precious metals and resins, during the current quarter.  In addition, during the current quarter we experienced higher scrap rates related to a new manufacturing process introduced in 2010.  We expect that these scrap rates will be reduced throughout the year.

Selling, General and Administrative Expenses. Product development expenses are included within SG&A and were $7.3 million and $10.0 million for the second quarter of 2011 and 2010, respectively.  These product development costs are a result of our customers’ new product launches scheduled in the near term.  The increase in SG&A costs excluding product development expenses was mainly due to increased share-based compensation expenses of $0.3 million.  Our SG&A costs decreased as a percentage of net sales because of the increase in net sales in the current quarter when compared to the prior year second quarter.

Interest Expense, net.  The decrease in interest expense, net during the second quarter of 2011 when compared to the prior second quarter is due to the refinancing of our senior secured notes and entering into a fixed-to-variable interest rate swap agreement (the “Swap”) during the fourth quarter of 2010.  Our interest expense was approximately $1.3 million lower during the current quarter as a result of the refinancing and the Swap.

Equity in Earnings of Investees.  The increase in equity earnings of investees was attributable to the increase in equity earnings recognized from our PST Eletrônica S.A. (“PST”) joint venture.  Equity earnings for PST increased from $1.4 million for the second quarter of 2010 to $1.6 million for the second quarter of 2011.  PST’s higher sales volume for the second quarter of 2011 is a result of the introduction of an audio product line as well as higher volumes for PST’s product lines.

Other Expense (Income), net.  We record certain foreign currency transaction and forward currency hedge contract gains and losses as a component of other expense (income), net on the condensed consolidated statement of operations.  Our results for the second quarter of 2011 when compared to the second quarter of 2010 were unfavorably affected by approximately $1.3 million due to the volatility in certain foreign exchange rates between periods.

Income (Loss) Before Income Taxes.  Income (loss) before income taxes is summarized in the following table by reportable segment (in thousands).

			Dollar	Percent
			increase /	increase /
Three months ended June 30	2011	2010	(decrease)	(decrease)
		As adjusted

Electronics	$464	$4,404	$(3,940)	(89.5)%
Control Devices	6,018	5,144	874	17.0%
Other corporate activities	1,746	247	1,499	606.9%
Corporate interest expense	(3,830)	(5,248)	1,418	27.0%
Income before income taxes	$4,398	$4,547	$(149)	(3.3)%

Although net sales within our Electronics segment increased during the second quarter of 2011 when compared to the prior year second quarter, our income before income taxes declined between periods.  This decrease in profitability is primarily due to the North American wiring locations within the Electronics operating segment.  The primary drivers of the decrease in profitability are higher commodity prices, certain unfavorable foreign exchange rates and operating inefficiencies.  Specifically, higher commodity costs resulting from increasing copper prices and an unfavorable movement in the Mexican peso to the U.S. dollar negatively affected earnings by $1.1 million and $2.0 million, respectively. We experienced operating inefficiencies primarily in the form of premium freight charges and unfavorable labor variances in order to meet higher levels of customer demand.  Premium freight charges and labor variances were higher than the prior period by $0.4 million and $1.4 million, respectively. We are executing plans to address these operating inefficiencies and have reduced and expect to continue to reduce these types of costs through the remainder of 2011.

The increase in profitability in the Control Devices reportable segment was primarily due to increased sales volume in the second quarter of 2011 when compared to the second quarter of 2010.  Production volume increases favorably affected our net sales within the Control Devices segment by approximately $4.6 million for the second quarter of 2011 when compared to the prior year second quarter.

The increase in income before income taxes from other corporate activities was primarily due to increased equity earnings of $0.2 million during the second quarter of 2011 when compared to the second quarter of 2010 from our PST joint venture.  The increase was also related to reduced incentive compensation expenses during the second quarter of 2011.

Income (loss) before income taxes by geographic location is summarized in the following table (in thousands):

					Dollar	Percent
Three months ended June 30	2011		2010		increase	increase
				As adjusted

North America	$2,110	48.0%	$4,725	103.8%	$(2,615)	55.3%
Europe and Other	2,288	52.0	(178)	(3.8)	2,466	(1,385.0)%
Income before income taxes	$4,398	100.0%	$4,547	100.0%	$(149)	(3.3)%

North American income before income taxes includes interest expense, net of approximately $3.7 million and $5.6 million for the quarters ended June 30, 2011 and 2010, respectively.

The decrease in profitability in North America was primarily attributable to our wiring locations within the Electronics operating segment.  Sales at these locations increased faster than the operations could efficiently handle resulting in operating inefficiencies. Also, negatively affecting our second quarter 2011 results were significant increases in certain commodity prices and foreign currency exchange rates, primarily copper and the Mexican peso. Our results in Europe and Other were favorably affected by our increased European commercial vehicle market sales during the current period.

Provision for Income Taxes. We recognized a provision for income taxes of $1.2 million, or 26.3% of pre-tax income, and $0.7 million, or 16.1% of the pre-tax income, for federal, state and foreign income taxes for the second quarters of 2011 and 2010, respectively. As reported at December 31, 2010, we are in a cumulative loss position and provide a valuation allowance offsetting federal, state and certain foreign deferred tax assets. The increase in tax expense for the second quarter of 2011 compared to that same period for 2010 was attributable to the improved financial performance of our European operations as well as the improved financial performance of our PST joint venture for which we are required to provide deferred tax expense on our share of its earnings.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2010

Net Sales. Net sales for our reportable segments, excluding inter-segment sales are summarized in the following table (in thousands):

					Dollar	Percent
Six months ended June 30	2011		2010		increase	increase

Electronics	$248,902	64.9%	$196,565	62.5%	$52,337	26.6%
Control Devices	134,559	35.1	117,771	37.5	16,788	14.3%
Total net sales	$383,461	100.0%	$314,336	100.0%	$69,125	22.0%

Our Electronics segment was positively affected by increased volume in our served markets by approximately $40.1 million for the first half of 2011 when compared to the prior year first half.  The increase in net sales for our Electronics segment was primarily due to volume increases in our North American and European commercial vehicle products.  Commercial vehicle market production volumes in North America and Europe increased by 52.4% and 51.4%, respectively, during the first half of 2011 when compared to the prior year first half.  The increase in North American and European commercial vehicle production positively affected net sales in our Electronics segment for the first half of 2011 by approximately $10.3 million or 10.5% and $16.1 million, or 32.4%, respectively.  Net sales within our Electronics segment were also favorably affected by approximately $11.9 million as a result of production volume increases in the agricultural vehicle market during the first half of 2011 when compared to the prior year first half.  Our Electronics segment net sales also increased due to increases in net new business primarily for North American wiring products.  In addition, the Electronics segment net sales were favorably affected by foreign currency fluctuations of approximately $7.9 million for the first half of 2011 when compared to the first half of 2010.

Our Control Devices segment was positively affected by increased volume in our served markets by approximately $14.6 million for the first half of 2011 when compared to the prior year first half.  The increase in net sales for our Control Devices segment was primarily attributable to production volume increases at our major customers in the North American automotive vehicle market, which increased by 8.4% during the first half of 2011 when compared to the first half of 2010.  Volume increases within the automotive vehicle market of our Control Devices segment increased net sales for the first half of 2011 by approximately $7.5 million, or 7.8%, when compared to the prior year first half.  In addition, our Control Devices net sales were approximately $3.3 million and $1.2 million higher for the first half of 2011, when compared to the first half of 2010 as a result of production volume increases within the commercial and agricultural vehicle markets.

Net sales by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
Six months ended June 30	2011		2010		increase	increase

North America	$300,379	78.3%	$256,492	81.6%	$43,887	17.1%
Europe and other	83,082	21.7	57,844	18.4	25,238	43.6%
Total net sales	$383,461	100.0%	$314,336	100.0%	$69,125	22.0%

The North American geographic location consists of the results of our operations in the United States and Mexico.

The increase in North American net sales was primarily attributable to increased sales volume in our North American commercial, agricultural and automotive vehicle markets.  These increased volume levels had a positive effect on our net sales for the first half of 2011 of $13.6 million, $13.1 million and $7.9 million for our North American commercial, agricultural and automotive vehicle markets, respectively.  Our increase in North American net sales was also favorably affected by $3.4 million of net new business of wiring products during the current period. Our increase in net sales outside North America was primarily due to increased sales of European commercial vehicle market products, which had a positive effect on our net sales for the first half of 2011 of approximately $16.2 million.  In addition, our first half 2011 net sales outside of North America were positively affected by foreign currency fluctuations of approximately $7.9 million.

Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

					Dollar
					increase/
Six months ended June 30	2011		2010		(decrease)
				As adjusted

Net sales	$383,461	100.0%	$314,336	100.0%	$69,125

Costs and Expenses:
Cost of goods sold	306,453	79.9	241,140	76.7	65,313
Selling, general and administrative	62,895	16.4	61,015	19.4	1,880

Operating income	14,113	3.7	12,181	3.9	1,932

Interest expense, net	8,555	2.2	11,236	3.6	(2,681)
Equity in earnings of investees	(3,724)	(1.0)	(2,302)	(0.7)	(1,422)
Other expense (income), net	1,533	0.4	(1,699)	(0.5)	3,232

Income before income taxes	7,749	2.1	4,946	1.5	2,803

Provision (benefit) for income taxes	1,835	0.5	(758)	(0.2)	2,593

Net income	5,914	1.6	5,704	1.7	210

Net loss attributable to noncontrolling interest	(339)	(0.0)	(44)	(0.0)	(295)

Net income attributable to Stoneridge, Inc. and subsidiaries	$6,253	1.6%	$5,748	1.7%	$505

Cost of Goods Sold.  Although we benefited from increased sales during the first half of 2011 when compared to first half of 2010, our increase in cost of goods sold outpaced our increase in net sales on a percentage basis.  The primary drivers of the increase in cost of goods sold as a percent of net sales are higher commodity prices, certain unfavorable foreign exchange rates and operating inefficiencies, primarily within our North American wiring locations in our Electronics segment.  Commodity prices, principally copper, have increased significantly from the first half of 2010, which had a negative impact of approximately $2.8 million during the first half of 2011.  Our gross margin percentage was further negatively impacted by the increase in volume in 2011, resulting in higher copper purchases as the increase in copper prices outpaced our increase in net sales.  The unfavorable movement in the Mexican peso compared to the U.S. dollar has also negatively affected our 2011 gross margin.  This negative foreign currency exposure has increased our cost of goods sold by approximately $3.6 million during the first half of 2011.  Also, during the first half of 2011 we experienced operating inefficiencies, primarily in the form of premium freight charges and unfavorable labor variances in order to meet higher levels of customer demand.  Premium freight charges between the periods presented increased by approximately $2.9 million.  Labor inefficiencies at our North American wiring facilities further negatively affected our results by approximately $2.4 million.  We are executing plans to address these inefficiencies and have reduced and expect to continue to reduce these types of costs through the remainder of 2011.  Our material cost as a percentage of net sales for our Electronics segment for the first half of 2011 and 2010 was 57.3% and 56.4%, respectively.  This increase is largely due to higher commodity prices, primarily copper, incurred during the first half of 2011.  Our materials cost as a percentage of sales for the Control Devices segment increased from 52.3% for the first half of 2010 to 55.5% for the first half of 2011.  The increase in direct materials as a percentage of net sales for the Control Devices segment is primarily a result of higher commodity prices incurred, principally precious metals and resins, during the first six months of 2011.  In addition, during the first six months of 2011 we experienced higher scrap rates related to a new manufacturing process introduced in 2010.  We expect that these scrap rates will be reduced throughout the year.

Selling, General and Administrative Expenses.  Product development expenses are included within SG&A and were $17.0 million and $19.1 million for the first half of 2011 and 2010, respectively.  These product development costs are a result of our customers’ new product launches scheduled in the near term.  The increase in SG&A costs excluding product development expenses was mainly due to higher share-based compensation expenses of approximately $1.1 million.  Our SG&A costs decreased as a percentage of net sales because of the increase in net sales recognized in the current period when compared to the prior year period.

Interest Expense, net.  The decrease in interest expense, net during the first half of 2011 when compared to the prior first half is due to the refinancing of our senior secured notes and entering into a fixed-to-variable interest rate swap agreement (the “Swap”) during the fourth quarter of 2010.  Our interest expense was approximately $2.5 million lower during the current year as a result of the refinancing and the Swap.

Equity in Earnings of Investees.  The increase in equity earnings of investees was attributable to the increase in equity earnings recognized from our PST and Minda joint ventures.  Equity earnings for PST increased from $1.8 million for the first half of 2010 to $3.1 million for the first half of 2011.  PST’s higher sales volume for the first half of 2011 is a result of the introduction of an audio product line as well as higher volumes for PST’s product lines.  Equity earnings for Minda increased from $0.5 million for the first half of 2010 to $0.6 million for the first half of 2011.  The increase primarily reflects higher volumes for Minda’s product lines during the first half of 2011.

Other Expense (Income), net.  During the 2011 first half, we recognized foreign currency exchange losses of approximately $1.6 million.  As a result of placing SPL into administration, we recognized a gain of approximately $2.3 million during the six months ended June 30, 2010 within other expense (income), net on the condensed consolidated statement of operations.  This gain is primarily related to the reversal of the cumulative translation adjustment account, which had previously been included as a component of other comprehensive income within shareholders’ equity.  The gain was partially offset by foreign currency exchange losses in the first half of 2010 of approximately $0.5 million.

Income Before Income Taxes.  Income before income taxes is summarized in the following table by reportable segment (in thousands).

			Dollar	Percent
			increase /	increase /
Six months ended June 30	2011	2010	(decrease)	(decrease)
		As adjusted

Electronics (A)	$1,133	$6,241	$(5,108)	(81.8)%
Control Devices (A)	11,701	9,124	2,577	28.2%
Other corporate activities (A)	2,587	(10)	2,597	25,970.0%
Corporate interest expense	(7,672)	(10,409)	2,737	26.3%
Income before income taxes	$7,749	$4,946	$2,803	56.7%

(A)
Income before income taxes for the six months ended June 30, 2010 excludes the impact of placing SPL into administration.  As a result of placing SPL into administration, we recognized a gain within the Electronics segment of $32,512 and a loss within the Control Devices segment and other corporate activities of $473 and $32,039, respectively.  These gains and losses were primarily the result of eliminating SPL's intercompany debt and equity structure.

Although net sales within our Electronics segment increased during the first half of 2011 when compared to the prior year first half, our income before income taxes declined between periods.  This decrease in profitability is primarily due to factors affecting our North American wiring locations within the Electronics operating segment.  The primary drivers of the decrease in profitability are higher commodity prices, certain unfavorable foreign exchange rates and operating inefficiencies. Higher commodity costs resulting from increasing copper prices and an unfavorable movement in the Mexican peso to the U.S. dollar negatively affected earnings by $2.8 million and $3.6 million, respectively. We experienced operating inefficiencies primarily in the form of premium freight charges and unfavorable labor variances in order to meet higher levels of customer demand.  Premium freight charges and labor variances were higher than the prior period by $2.9 million and $2.4 million, respectively. We are executing plans to address these operating inefficiencies and have reduced and expect to continue to reduce these types of costs throughout the remainder of 2011.

The increase in profitability in the Control Devices reportable segment was primarily due to increased sales volume for the first six months of 2011 when compared to the first six months of 2010.  Production volume increases favorably affected our net sales within the Control Devices segment by approximately $14.6 million for the six months of 2011 when compared to the first half of the prior year.

The increase in income before income taxes from other corporate activities was primarily due to increased equity earnings of $1.4 million during the first half of 2011 when compared to the first half of 2010 from our PST and Minda joint ventures.

Income before income taxes by geographic location is summarized in the following table (in thousands):

					Dollar	Percent
Six months ended June 30	2011		2010		increase	increase
				As adjusted

North America (A)	$2,987	38.5%	$4,267	86.3%	$(1,281)	30.0%
Europe and other (A)	4,762	61.5	679	13.7	4,084	(601.5)%
Income before income taxes	$7,749	100.0%	$4,946	100.0%	$2,803	(56.7)%

(A)
Income before income taxes for the six months ended June 30, 2010 excludes the impact of placing SPL into administration. As a result of placing SPL into administration, we recognized a gain within Europe and other and a loss within North America of $32,430.  These gains and losses were primarily the result of eliminating SPL’s intercompany debt and equity structure.

North American income before income taxes includes interest expense, net of approximately $7.9 million and $11.2 million for the six months ended June 30, 2011 and 2010, respectively.

The decrease in profitability in North America was primarily attributable to our wiring locations within the Electronics operating segment.  Sales at these locations increased faster than the operations could efficiently handle resulting in operating inefficiencies. Our results in Europe and Other were favorably affected by our increased European commercial vehicle market sales during the current period.

Provision (Benefit) for Income Taxes. We recognized a provision for income taxes of $1.8 million, or 23.7%  of pre-tax income and a benefit from income taxes of $0.8 million, or (15.3)% of pre-tax income for federal, state and foreign income taxes for the first half of 2011 and 2010, respectively. As reported at December 31, 2010, we are in a cumulative loss position and provide a valuation allowance offsetting federal, state and certain foreign deferred tax assets.  The increase in tax expense for the first half of 2011 compared to that same period for 2010 was attributable to the improved financial performance of our European operations as well as the improved financial performance of our PST joint venture for which we are required to provide deferred tax expense on our share of its earnings.  Additionally, as a result of placing SPL into administration, as described in Note 13, we recognized a one-time tax benefit during the first half of 2010 of $1.2 million from the reversal of a deferred tax liability, related to employee benefits, that were previously included as a component of accumulated other comprehensive income within shareholders’ equity.

Liquidity and Capital Resources

Summary of Cash Flows (in thousands):

			Dollar
			increase /
Six months ended June 30	2011	2010	(decrease)

Net cash provided by (used for):
Operating activities	$(23,113)	$(7,433)	$(15,680)
Investing activities	(13,843)	(7,042)	(6,801)
Financing activities	(534)	630	(1,164)
Effect of exchange rate changes on cash and cash equivalents	1,964	(3,454)	5,418
Net change in cash and cash equivalents	$(35,526)	$(17,299)	$(18,227)

The increase in cash used for operating activities for the first half of 2011 from 2010 was primarily due to working capital requirements.  Our cash used for operating activities for the first half of 2011 was negatively affected by higher accounts receivable and inventory balances.  This was partially offset by higher accounts payable balances.   Our higher working capital account balances at June 30, 2011 were attributable to the higher sales volume in the current period.  Our receivable terms and collections rates have remained consistent between periods presented.  In addition to higher sales levels, our inventory increased due to production inefficiencies at our North American wiring locations and the start-up of a new facility in Mexico.  As our revenues increase due to higher volumes in our served markets, we expect that our working capital requirements will continue to increase proportionately with the exception of inventory which should increase after normal levels of inventory in relation to sales is achieved.

The increase in net cash used for investing activities reflects an increase in cash used for capital projects of approximately $7.0 million.  We expect capital expenditures to increase throughout the remainder of 2011, primarily due to the start-up of a new operation in Ramos Arizpe, Coahuila, Mexico.  Capital expenditures related to the start-up are estimated to be between $5.0 million and $6.0 million.

The decrease in net cash provided by (used for) financing activities was primarily due to the surrender of shares to the Company to satisfy employee tax withholding of $0.7 million in connection with share-based compensation awards during the first half of 2011 when compared to 2010.

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

As outlined in Note 7 to our condensed consolidated financial statements, our asset-based credit facility permits borrowing up to a maximum level of $100.0 million. At June 30, 2011, there were no borrowings on this asset-based credit facility.  The available borrowing capacity on this credit facility is based on eligible current assets, as defined.  At June 30, 2011, the Company had borrowing capacity of $78.5 million based on eligible current assets and outstanding letters of credit, as defined.  The Company was in compliance with all covenants at June 30, 2011.  In connection with the senior secured notes issuance, we entered into an Amended and Restated Credit and Security Agreement on September 20, 2010.  The Amended and Restated Credit and Security Agreement which became effective on October 4, 2010 (i) provided certain consents necessary for the issuance of the senior secured notes, (ii) extended the expiration date of the credit facility to November 1, 2012 and (iii) granted the facility agent, for the benefit of the lenders, second priority liens and security interests in the collateral subject to first priority liens and security interests in favor of the collateral agent for the holders of the senior secured notes.

The Bolton Conductive Systems, LLC (“BCS”) master revolving note (the “Revolver”) permits borrowing up to a maximum level of $3.0 million.  On September 29, 2010, BCS amended the Revolver to extend the maturity date to September 29, 2011 and reduced the interest rate to the prime referenced rate plus a margin of 2.0%, which is payable quarterly.  The available borrowing capacity on the Revolver is based on an advanced formula, as defined.  At June 30, 2011, BCS had borrowing capacity of $1.5 million based on the advanced formula.  At June 30, 2011, BCS had approximately $1.2 million in borrowings outstanding on the Revolver, which is included on the condensed consolidated balance sheet as a component of accrued expenses and other current liabilities. At June 30, 2011 the interest rate on the Revolver was 5.25%.  The Company is a guarantor as it relates to the Revolver.  The Revolver contains certain financial restrictive covenants.  BCS violated the fixed charge and tangible net worth covenants related to the Revolver during the first quarter of 2011.  BCS has received a waiver for covenant violations occurring during this period.  During the first quarter of 2011, the fixed charge and tangible net worth covenants were eliminated from the Revolver through its expiration.

The Suzhou term loan is in the amount of 4.7 million Chinese yuan, which was approximately $0.7 million at June 30, 2011, and is included on the condensed consolidated balance sheet as a component of accrued expenses and other current liabilities.   The term loan matures on August 5, 2011.  Interest is payable monthly at the one-year lending rate published by The People’s Bank of China multiplied by 110.0%.  At June 30, 2011, the interest rate on the term loan was 6.94%.

As part of our 2009 acquisition of BCS, we may be required to make additional payments to the previous owners of BCS for the 51% membership interest we purchased based on BCS achieving financial performance targets as defined by the purchase agreement.  The maximum amount of additional payments to the prior owners of BCS is $3.2 million per year in 2012 and 2013 and is contingent upon BCS achieving profitability targets based on earnings before interest, income taxes, depreciation and amortization in each of the years 2011 and 2012, respectively. In addition, we may be required to make additional payments to BCS of approximately $0.5 million in 2012 based on BCS achieving annual revenue targets in 2011.  We recorded $0.4 million, which represents the fair value of the estimated future additional payments to the prior owners of BCS as of June 30, 2011 on the condensed consolidated balance sheet as a component of other long-term liabilities.  The purchase agreement provides us with the option to purchase the remaining 49% interest in BCS in 2013 at a price determined in accordance with the purchase agreement.  If we do not exercise this option the minority owners of BCS have the option in 2014 to purchase our 51% interest in BCS at a price determined in accordance with the purchase agreement or to jointly market BCS for sale.

We have significant U.S. federal income tax net operating loss carryforwards and research credit carryforwards. The Internal Revenue Code of 1986, as amended, imposes an annual limitation on the ability of a corporation that undergoes an “ownership change” to use its net operating loss and credit carryforwards to reduce its tax liability.  During the fourth quarter of 2010 we undertook a secondary offering.  As a result of the secondary offering a substantial change in our ownership occurred and we likely experienced an ownership change pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.  We are in the process with our advisors of evaluating the secondary offering and the potential impact, if any, on our ability to fully utilize net operating loss and research credit carry forwards. If it is ultimately determined that we did experience an ownership change, there would not be an impact to the condensed consolidated balance sheets at June 30, 2011 and December 31, 2010 and the condensed consolidated statement of operations as of June 30, 2011 due to us being in a valuation allowance position for federal tax purposes.

At June 30, 2011, we had a cash and cash equivalents balance of approximately $36.4 million, which was held in foreign locations.  Our cash balance was not restricted at June 30, 2011.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2011, an evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the PEO and PFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

STONERIDGE, INC.

Date: August 3, 2011	/s/ John C. Corey
John C. Corey President and Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2011	/s/ George E. Strickler
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