Form 10-Q
period 2011-09-30
STONERIDGE INC
filed 2011-11-07
CIK 1043337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2011

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

The number of Common Shares, without par value, outstanding as of October 21, 2011 was 25,575,828.

STONERIDGE, INC. AND SUBSIDIARIES

EX – 31.1
EX – 31.2
EX – 32.1
EX – 32.2

PART I–FINANCIAL INFORMATION

Item. 1  Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(in thousands)	2011	2010
		As adjusted
ASSETS

Current assets:
Cash and cash equivalents	$43,235	$71,974
Accounts receivable, less reserves of $1,612 and $2,013, respectively	129,972	102,600
Inventories, net	72,229	54,959
Prepaid expenses and other current assets	22,724	20,443
Total current assets	268,160	249,976

Long-term assets:
Property, plant and equipment, net	81,902	76,576
Investments and other long-term assets, net	63,300	60,184
Total long-term assets	145,202	136,760
Total assets	$413,362	$386,736

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$12,884	$1,689
Accounts payable	77,157	68,341
Accrued expenses and other current liabilities	52,567	42,753
Total current liabilities	142,608	112,783

Long-term liabilities:
Long-term debt	170,081	167,903
Other long-term liabilities	12,583	14,831
Total long-term liabilities	182,664	182,734

Shareholders' equity
Preferred shares, without par value, authorized 5,000 shares, none issued	-	-
Common shares, without par value, authorized 60,000 shares, issued 26,451 and 25,994 shares and outstanding 25,576 and 25,393 shares, respectively, with no stated value	-	-
Additional paid-in capital	165,205	161,587
Common shares held in treasury, 875 and 601 shares, respectively, at cost	(1,869)	(1,118)
Accumulated deficit	(66,838)	(77,620)
Accumulated other comprehensive (loss) income	(12,501)	4,062
Total Stoneridge Inc. and subsidiaries shareholders' equity	83,997	86,911
Noncontrolling interest	4,093	4,308
Total shareholders' equity	88,090	91,219
Total liabilities and shareholders' equity	$413,362	$386,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2011	2010	2011	2010
		As adjusted		As adjusted

Net sales	$195,864	$160,436	$579,325	$474,772

Costs and expenses:
Cost of goods sold	158,413	123,838	464,866	364,978
Selling, general and administrative	30,454	31,011	93,349	92,026

Operating income	6,997	5,587	21,110	17,768

Interest expense, net	4,247	5,720	12,802	16,956
Equity in earnings of investees	(1,353)	(3,884)	(5,077)	(6,186)
Other (income) expense, net	(1,697)	559	(164)	(1,140)

Income before income taxes	5,800	3,192	13,549	8,138

Provision for income taxes	1,543	1,975	3,378	1,217

Net income	4,257	1,217	10,171	6,921

Net loss attributable to noncontrolling interest	(272)	(35)	(611)	(79)

Net income attributable to Stoneridge, Inc. and subsidiaries	$4,529	$1,252	$10,782	$7,000

Basic net income per share	$0.19	$0.05	$0.45	$0.29
Basic weighted average shares outstanding	24,164	23,972	24,114	23,939

Diluted net income per share	$0.18	$0.05	$0.44	$0.29
Diluted weighted average shares outstanding	24,589	24,357	24,574	24,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine months ended September 30 (in thousands)	2011	2010
		As adjusted

OPERATING ACTIVITIES:
Net income	$10,171	$6,921
Adjustments to reconcile net income to net cash (used for) provided by operating activities -
Depreciation	14,689	14,280
Amortization, including accretion of debt discount	834	876
Deferred income taxes	1,130	(184)
Earnings of equity method investees	(5,077)	(6,186)
Loss (gain) on sale of fixed assets	12	(12)
Share-based compensation expense, net	2,950	1,607
Changes in operating assets and liabilities -
Accounts receivable, net	(27,841)	(28,163)
Inventories, net	(17,543)	(11,641)
Prepaid expenses and other	(3,099)	(695)
Accounts payable	9,228	15,425
Accrued expenses and other	(2,876)	11,004
Net cash (used for) provided by operating activities	(17,422)	3,232

INVESTING ACTIVITIES:
Capital expenditures	(20,718)	(10,417)
Proceeds from sale of fixed assets	5	25
Capital contribution from noncontrolling interest	396	-
Net cash used for investing activities	(20,317)	(10,392)

FINANCING ACTIVITIES:
Proceeds from issuance of other debt	1,408	696
Repayments of debt	(919)	(210)
Revolving credit facility borrowings	10,993	6,843
Revolving credit facility payments	(457)	(6,405)
Other financing costs	(96)	-
Repurchase of shares to satisfy employee tax withholding	(751)	-
Excess tax benefits from share-based compensation expense	-	306
Net cash provided by financing activities	10,178	1,230

Effect of exchange rate changes on cash and cash equivalents	(1,178)	(1,083)

Net decrease in cash and cash equivalents	(28,739)	(7,013)

Cash and cash equivalents at beginning of period	71,974	91,907

Cash and cash equivalents at end of period	$43,235	$84,894

Supplemental disclosure of non-cash financing activities:
Change in fair value of interest rate swap	$1,983	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
(Unaudited)

(1)  Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Stoneridge, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission” or “SEC”).  The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the Commission’s rules and regulations.  The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.

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

Condensed Consolidated Statements of Operations:

Three months ended September 30	2011			2010

	Computed	Impact of	Reported		Impact of
	under	change	under	Originally	change	As
	LIFO	to FIFO	FIFO	reported	to FIFO	adjusted

Cost of goods sold	$158,320	$93	$158,413	$124,406	$(568)	$123,838
Operating income	$7,090	$(93)	$6,997	$5,019	$568	$5,587
Income before income taxes	$5,893	$(93)	$5,800	$2,624	$568	$3,192
Net income	$4,350	$(93)	$4,257	$649	$568	$1,217
Net income attributable to Stoneridge, Inc. and subsidiaries	$4,622	$(93)	$4,529	$684	$568	$1,252
Basic net income per share	$0.19	$0.00	$0.19	$0.03	$0.02	$0.05
Diluted net income per share	$0.18	$0.00	$0.18	$0.03	$0.02	$0.05

Nine months ended September 30	2011			2010

	Computed	Impact of	Reported		Impact of
	under	change	under	Originally	change	As
	LIFO	to FIFO	FIFO	reported	to FIFO	adjusted

Cost of goods sold	$466,500	$(1,634)	$464,866	$365,595	$(617)	$364,978
Operating income	$19,476	$1,634	$21,110	$17,151	$617	$17,768
Income before income taxes	$11,915	$1,634	$13,549	$7,521	$617	$8,138
Net income	$8,537	$1,634	$10,171	$6,304	$617	$6,921
Net income attributable to Stoneridge, Inc. and subsidiaries	$9,148	$1,634	$10,782	$6,383	$617	$7,000
Basic net income per share	$0.38	$0.07	$0.45	$0.27	$0.02	$0.29
Diluted net income per share	$0.37	$0.07	$0.44	$0.26	$0.03	$0.29

Condensed Consolidated Balance Sheets:

	September 30, 2011			December 31, 2010

	Computed	Impact of	Reported		Impact of
	under	change	under	Originally	change	As
	LIFO	to FIFO	FIFO	reported	to FIFO	adjusted

Inventories, net	$67,465	$4,764	$72,229	$51,828	$3,131	$54,959
Total current assets	$263,396	$4,764	$268,160	$246,845	$3,131	$249,976
Total assets	$408,598	$4,764	$413,362	$383,605	$3,131	$386,736
Accumulated deficit	$(71,602)	$4,764	$(66,838)	$(80,751)	$3,131	$(77,620)
Total Stoneridge, Inc. and subsidiaries shareholders' equity	$79,233	$4,764	$83,997	$83,780	$3,131	$86,911
Total shareholders' equity	$83,326	$4,764	$88,090	$88,088	$3,131	$91,219
Total liabilities and shareholders' equity	$408,598	$4,764	$413,362	$383,605	$3,131	$386,736

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
(Unaudited)

Condensed Consolidated Statements of Cash Flows:

Nine months ended September 30	2011			2010

	Computed	Impact of	Reported		Impact of
	under	change	under	Originally	change	As
	LIFO	to FIFO	FIFO	reported	to FIFO	adjusted

Net income	$8,537	$1,634	$10,171	$6,304	$617	$6,921
Change in inventories, net	$(15,909)	$(1,634)	$(17,543)	$(11,024)	$(617)	$(11,641)

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

	September 30,	December 31,
	2011	2010
		As adjusted

Raw materials	$48,195	$35,793
Work-in-progress	10,253	9,454
Finished goods	13,781	9,712
Total inventories, net	$72,229	$54,959

(4)  Fair Value of Financial Instruments

Financial Instruments

A financial instrument is cash or a contract that imposes an obligation to deliver, or conveys a right to receive cash or another financial instrument.  The carrying values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of fair value because of the short maturity of these instruments.  The estimated fair value of the Company’s senior secured notes at September 30, 2011 and December 31, 2010, per quoted market sources, was $175,548 and $187,798, respectively.  The face amount of this financial instrument as of September 30, 2011 and December 31, 2010 was $175,000.

Derivative Instruments and Hedging Activities

On September 30, 2011, the Company had open foreign currency forward contracts, fixed price commodity contracts and an interest rate swap.  These contracts are used solely for hedging and not for speculative purposes.  Management believes that its use of these instruments to reduce risk is in the Company’s best interest.  The counterparties to these financial instruments are financial institutions with investment grade credit ratings.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
(Unaudited)

The Company conducts business internationally and therefore is exposed to foreign currency exchange rate risk.  The Company uses derivative financial instruments as cash flow and fair value hedges to mitigate its exposure to fluctuations in foreign currency exchange rates by reducing the effect of such fluctuations on foreign currency denominated intercompany transactions and other foreign currency exposures.  The currencies currently hedged by the Company include the euro, Swedish krona and Mexican peso.  In certain instances, the foreign currency forward contracts do not qualify for hedge accounting and are marked to market, with gains and losses recognized in the Company’s condensed consolidated statement of operations as a component of other (income) expense, net.  The Company’s foreign currency forward contracts substantially offset gains and losses on the underlying foreign currency denominated transactions.  As of September 30, 2011, the Company held foreign currency forward contracts to reduce the exposure related to the Company’s Euro-denominated and Swedish krona-denominated intercompany loans.  These contracts expire on December 30, 2011.  For the nine months ended September 30, 2011, the Company recognized a $628 loss related to euro and Swedish krona contracts.  The Company also holds contracts intended to reduce exposure to the Mexican peso.  In August of 2011, the Company entered into three foreign currency forward contracts related to the Mexican peso.  The first contract was for $28,223 of Mexican peso equivalents and expires monthly from August 2011 to December 2011.  The second contract is for $30,000 of Mexican peso equivalents and expires monthly from January 2012 to December 2012.  And the third contract is for $10,000 of Mexican peso equivalents and expires monthly from January 2012 to December 2012.  These contracts were executed to hedge forecasted transactions, and therefore the contracts are accounted for as cash flow hedges. The effective portion of the unrealized gain or loss is deferred and reported in the Company’s condensed consolidated balance sheets as a component of accumulated other comprehensive (loss) income.  The Company’s expectation is that the cash flow hedges will be highly effective in the future.  The effectiveness of the transactions has been and will be measured on an ongoing basis using regression analysis.

To mitigate the risk of future price volatility and, consequently, fluctuations in gross margins, the Company entered into fixed price commodity contracts with a financial institution to fix the cost of a portion of the Company’s copper purchases.  In March 2011, the Company entered into fixed price commodity contracts for 1,200 pounds of copper and covers the period from April 2011 to December 2012.  In May 2011, the Company entered into two fixed price commodity contracts.  The first contract was for 938 pounds of copper which covers the period from June 2011 to December 2011.  The other commodity contract was for 2,000 pounds of copper and covers the period from January 2012 to December 2012.  In August of 2011, the Company entered into two additional commodity contracts.  The first contract was for 801 pounds of copper and covers the period from October 2011 to December 2011.  The second contract was for 3,500 pounds of copper and covers the period from January 2012 through December of 2012.  In September of 2011, the Company entered into an additional fixed price commodity contract.  This contract was for 1,000 pounds of copper and covers the period from January 2012 to December 2012.  All of these contracts represent a portion of the Company’s copper purchases.  Because these contracts were executed to hedge a portion of forecasted transactions, the contracts are accounted for as cash flow hedges.  The unrealized gain or loss for the effective portion of the hedges is deferred and reported in the Company’s condensed consolidated balance sheets as a component of accumulated other comprehensive (loss) income.  Using regression analysis, the Company has concluded that these cash flow hedges are highly effective. The effectiveness of the transactions has been and will be measured on an ongoing basis using regression analysis.

On October 4, 2010, the Company entered into a fixed-to-floating interest rate swap agreement (the “Swap”) with a notional amount of $45,000 to hedge its exposure to fair value fluctuations on a portion of its senior secured notes.  The Swap was designated as a fair value hedge of the fixed interest rate obligation under the Company’s $175,000 9.5% senior secured notes due October 15, 2017.  Under the Swap, the Company pays a variable interest rate equal to the six-month London Interbank Offered Rate (“LIBOR”) plus 7.19% and it receives a fixed interest rate of 9.5%.  The Swap requires semi-annual settlements on April 15 and October 15, beginning on April 15, 2011.  The difference between amounts to be received and paid under the Swap is recognized as a component of interest expense, net on the condensed consolidated statements of operations.  The Swap reduced interest expense by $564 for the nine months ended September 30, 2011.  The critical terms of the Swap are identical to the terms of the senior secured notes, including maturity of October 15, 2017, resulting in no hedge ineffectiveness.  The unrealized gain or loss for the effective portion of the hedge is deferred and reported in the Company’s condensed consolidated balance sheets as an asset or liability, as applicable, with the offset to the carrying value of the senior secured notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
(Unaudited)

The notional amounts and fair values of derivative instruments in the condensed consolidated balance sheets are as follows:

					Accrued expenses and other
			Prepaid expenses		current liabilities /
	Notional amounts (A)		and other current assets		Other long-term liabilities
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2011	2010	2011	2010	2011	2010

Derivatives designated as hedging instruments:			`
Cash Flow Hedge:
Forward currency contracts	$56,763	$-	$-	$-	$6,388	$-
Fixed price commodity contracts	32,497	-	-	-	6,701	-
Fair Value Hedge:
Interest rate swap contract	45,000	45,000	-	-	1,034	3,017
	134,260	45,000	-	-	14,123	3,017

Derivatives not designated as hedging instruments:
Forward currency contracts	27,139	26,917	24	108	-	-
Total derivatives	$161,399	$71,917	$24	$108	$14,123	$3,017

(A)    Notional amounts represent the gross contract / notional amount of the derivatives outstanding.

Amounts recorded in other comprehensive (loss) income in shareholders’ equity and in net income for the three months ended September 30, 2011 were as follows:

	Amount of loss recorded in other comprehensive (loss) income	Amount of loss reclassified from other comprehensive (loss) income into net income	Location of loss reclassified from other comprehensive (loss) income into net income

Derivatives designated as cash flow hedges:
Forward currency contracts	$7,369	$981	Cost of goods sold
Commodity contracts	7,468	63	Cost of goods sold
Total derivatives designated as cash flow hedges	$14,837	$1,044

Amounts recorded in other comprehensive (loss) income in shareholder’s equity and in net income for the nine months ended September 30, 2011 were as follows:

	Amount of loss recorded in other comprehensive (loss) income	Amount of loss reclassified from other comprehensive (loss) income into net income	Location of loss reclassified from other comprehensive (loss) income into net income

Derivatives designated as cash flow hedges:
Forward currency contracts	$7,369	$981	Cost of goods sold
Commodity contracts	6,788	87	Cost of goods sold
Total derivatives designated as cash flow hedges	$14,157	$1,068

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
(Unaudited)

These derivatives will be reclassified from other comprehensive (loss) income to the condensed consolidated statement of operations through December of 2012.  The Company has measured the ineffectiveness of the forward currency and commodity contracts and any amounts recognized in the condensed consolidated financial statements were immaterial for the three and nine months ended September 30, 2011.

The following table presents our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.  The Company does not have any assets or liabilities that have a fair value estimated using level 3 inputs.

			September 30,	December 31,
	2011			2010

		Fair value estimated using
	Fair value	Level 1 inputs (A)	Level 2 inputs (B)	Fair value

Financial assets carried at fair value:

Forward currency contracts	$24	$-	$24	$108
Available for sale security	-	-	-	274
Total financial assets carried at fair value	$24	$-	$24	$382

Financial liabilities carried at fair value:

Forward currency contracts	$6,388	$-	$6,388	$-
Interest rate swap contract	1,034	-	1,034	3,017
Fixed price commodity contracts	6,701		6,701	-
Total financial liabilities carried at fair value	$14,123	$-	$14,123	$3,017

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

(5)  Share-Based Compensation

Total compensation expense for share-based compensation arrangements recognized in the condensed consolidated statements of operations as a component of selling, general and administrative expenses was $703 and $689 for the three months ended September 30, 2011 and 2010, respectively.  For the nine months ended September 30, 2011 and 2010, total compensation expense recognized in the condensed consolidated statements of operations for share-based compensation arrangements was $2,950 and $1,913, respectively.  Included within financing activities within the condensed consolidated statement of cash flows for the nine months ended September 30, 2011 and 2010 is $0 and $306, respectively, of excess tax benefit related to the vesting of restricted common shares.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
(Unaudited)

(6)  Comprehensive (Loss) Income

The components of comprehensive (loss) income, net of tax are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
		As adjusted		As adjusted

Net income	$4,257	$1,217	$10,171	$6,921
Other comprehensive (loss) income:
Currency translation adjustments	(7,956)	3,813	(3,490)	(2,461)
Pension liability adjustments	-	-	-	5,089
Unrealized gain on marketable securities	51	14	16	10
Unrealized loss on derivatives	(13,793)	(190)	(13,089)	(276)
Other comprehensive (loss) income	(21,698)	3,637	(16,563)	2,362
Consolidated comprehensive (loss) income	(17,441)	4,854	(6,392)	9,283
Comprehensive loss attributable to noncontrolling interest	272	35	611	79
Comprehensive (loss) income attributable to Stoneridge, Inc. and subsidiaries	$(17,169)	$4,889	$(5,781)	$9,362

Accumulated other comprehensive (loss) income, net of tax is comprised of the following:

	September 30,	December 31,
	2011	2010

Currency translation adjustments	$588	$4,078
Unrealized loss on marketable securities	-	(16)
Unrealized loss on derivatives	(13,089)	-
Accumulated other comprehensive (loss) income	$(12,501)	$4,062

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
(Unaudited)

Credit Facilities

On November 2, 2007, the Company entered into an asset-based credit facility (the “credit facility”), which permits borrowing up to a maximum level of $100,000.  In connection with the senior secured notes issuance, the Company entered into an Amended and Restated Credit and Security Agreement (the “Amended and Restated Agreement”) relating to the credit facility on September 20, 2010 which became effective on October 4, 2010.  The Amended and Restated Agreement (i) provided certain consents necessary for the issuance of the senior secured notes, (ii) extended the expiration date of the credit facility to November 1, 2012 and (iii) granted the facility agent, for the benefit of the lenders, second priority liens and security interests in the collateral subject to first priority liens and security interests in favor of the collateral agent for the holders of the senior secured notes.  At September 30, 2011 and December 31, 2010, there were $10,000 and $0 in borrowings outstanding on this credit facility, respectively.  The available borrowing capacity on this credit facility is based on eligible current assets, as defined.  At September 30, 2011 and December 31, 2010, the Company had total borrowing capacity of $69,612 and $61,251, respectively, based on eligible current assets and outstanding letters of credit, as defined.  The credit facility does not contain financial performance covenants which would constrain the Company’s borrowing capacity. However, restrictions do include limits on capital expenditures, operating leases, dividends and investment activities in a negative covenant which limits investment activities to $15,000 minus certain guarantees and obligations.  The credit facility expires on November 1, 2012, and requires a commitment fee of 0.375% on the unused balance.  Interest is payable quarterly at either (i) the higher of the prime rate or the Federal Funds rate plus 0.50%, plus a margin of 0.00% to 0.25% or (ii) LIBOR plus a margin of 1.00% to 1.75%, depending upon the Company’s undrawn availability, as defined.  The Company was in compliance with all covenants at September 30, 2011 and December 31, 2010.

On October 13, 2009, the Company’s majority owned consolidated subsidiary, Bolton Conductive Systems, LLC (“BCS”), entered into a master revolving note (the “Revolver”), which permits borrowing up to a maximum level of $3,000. On September 30, 2011, BCS amended the Revolver to extend the maturity date to September 28, 2012 and maintained the interest rate margin at 2.0%.  The available borrowing capacity on the Revolver is based on an advance formula, as defined.  At September 30, 2011 and December 31, 2010, BCS had borrowing capacity of $1,410 and $1,089, respectively, based on the advance formula.  At September 30, 2011 and December 31, 2010, BCS had $1,278 and $742 in borrowings outstanding on the Revolver, respectively.  Interest is payable monthly at the prime referenced rate plus a 2.0% margin.  At September 30, 2011, the interest rate on the Revolver was 5.25%.  The Company is a guarantor of BCS as it relates to the Revolver.  The Revolver contains certain financial restrictive covenants.  BCS violated the fixed charge and tangible net worth covenants related to the Revolver during the first quarter of 2011 and during the fourth quarter of 2010.  BCS received waivers for those covenant violations.  Subsequent to these violations, the fixed charge and tangible net worth covenants have been eliminated from the Revolver through its expiration.

Other Debt

BCS has an installment note.  Interest on the installment note is the prime referenced rate plus a 2.25% margin.  At September 30, 2011 and December 31, 2010, the interest rate on the installment note was 5.5%.  The installment note calls for monthly installment payments of principal and interest and matures in September of 2012.  At September 30, 2011 and December 31, 2010, the principal amount due on the installment note was $190 and $322, respectively.

On August 20, 2010, the Company’s wholly-owned subsidiary located in Suzhou, China entered into a term loan of 4,690 Chinese yuan, which matured on August 5, 2011.  On September 2, 2011, the subsidiary entered into a new term loan for 9,000 Chinese yuan which was $1,408 at September 30, 2011.  The term loan matures on September 1, 2012.  Interest is payable quarterly at the one-year lending rate published by The People’s Bank of China multiplied by 127.0%.  At September 30, 2011, the interest rate on the term loan was 8.33%.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Basic weighted-average shares outstanding	24,163,568	23,972,045	24,114,246	23,938,839
Effect of dilutive securities	425,325	384,482	460,234	420,110
Diluted weighted-average shares outstanding	24,588,893	24,356,527	24,574,480	24,358,949

Options not included in the computation of diluted net income per share to purchase 50,000 and 113,250 Common Shares at an average price of $15.73 and $12.89, respectively, per share were outstanding at September 30, 2011 and 2010, respectively.  These outstanding options were not included in the computation of diluted net income per share because their respective exercise prices were greater than the average market price of Company Common Shares.

There were 419,100 and 455,400 performance-based restricted Common Shares outstanding at September 30, 2011 and 2010, respectively.  These shares were not included in the computation of diluted net income per share because not all vesting conditions were achieved as of September 30, 2011 and 2010.  These shares may or may not become dilutive based on the Company’s ability to meet or exceed future earnings performance targets.

(9)  Restructuring

On October 29, 2007, the Company announced restructuring initiatives to improve manufacturing efficiency and cost position by ceasing manufacturing operations at its Sarasota, Florida and Mitcheldean, United Kingdom locations.  In response to the depressed conditions in the North American and European commercial and automotive vehicle markets in 2009, the Company also began restructuring initiatives in its Electronics reportable segment.  During the first quarter of 2010, the Company continued restructuring initiatives within the Electronics segment which began in 2009 and recorded amounts related to its cancelled lease in Mitcheldean, United Kingdom.  In connection with these initiatives, the Company recorded a restructuring charge of $0 and $304 in the Company’s condensed consolidated statements of operations as part of selling, general and administrative for the three and nine months ended September 30, 2010, respectively. These restructuring initiatives are substantially complete.  At September 30, 2011 and December 31, 2010 the only remaining restructuring related liability relates to the cancelled lease in Mitcheldean, United Kingdom, which the Company has accrued $1,116 and $1,117, respectively, on the condensed consolidated balance sheets.  There have been no adjustments to the lease liability since December 31, 2010 other than the impact of foreign exchange gains.  There were no restructuring activities related to the Control Devices reportable segment during the three and nine months ended September 30, 2011 and 2010.

(10)  Commitments and Contingencies

In the ordinary course of business, the Company is involved in various legal proceedings, workers’ compensation and product liability disputes.  The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of operations, cash flows or the financial position of the Company.

On October 13, 2009, the Company acquired 51% membership interest in BCS.  The purchase agreement provides that the Company may be required to make additional payments to the previous owners of BCS for the 51% membership interest the Company purchased based on BCS achieving financial performance targets as defined by the purchase agreement.  The maximum amount of additional payments to the prior owners of BCS is $3,200 per year in 2012 and 2013 and is contingent upon BCS achieving profitability targets based on earnings before interest, income taxes, depreciation and amortization in the years 2011 and 2012, respectively.  In addition, the Company may be required to make additional payments to BCS of approximately $500 in 2012 based on BCS achieving annual revenue targets in 2011.  The Company recorded a liability of $435 which is the fair value of all the estimated future additional payments to the prior owners of BCS as of September 30, 2011 and December 31, 2010 on the condensed consolidated balance sheets as a component of other long-term liabilities.  The purchase agreement provides the Company with the option to purchase the remaining 49% interest in BCS in 2013 at a price determined in accordance with the purchase agreement.  If the Company does not exercise this option, the minority owners of BCS have the option in 2014 to purchase the Company’s 51% interest in BCS at a price determined in accordance with the purchase agreement or to jointly market BCS for sale.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
(Unaudited)

As a result of an environmental phase one study performed on the Company’s facility located in Sarasota, Florida, the Company became aware of soil and groundwater contamination at the facility.  The Company engaged an environmental engineering consultant that developed a remediation and monitoring plan for the site and submitted this plan to the Florida Department of Environmental Protection (“FL DEP”) in March 2011. The soil remediation was completed in December 2010.  Prior to beginning the groundwater remediation, the FL DEP has requested that the Company perform additional groundwater sampling. The Company is performing this sampling and anticipates receiving approval from the FL DEP.  The Company did not incur environmental remediation expenses during the nine months ended September 30, 2011 and 2010.  As of September 30, 2011 and December 31, 2010, the Company has accrued $1,305 related to the remediation on the condensed consolidated balance sheets.

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

The following provides a reconciliation of changes in product warranty and recall liability:

Nine months ended September 30	2011	2010

Product warranty and recall at beginning of period	$3,831	$4,764
Accruals for products shipped during period	1,354	2,539
Aggregate changes in pre-existing liabilities due to claim developments	(181)	8
Settlements made during the period (in cash or in kind)	(1,943)	(2,729)
Product warranty and recall at end of period	$3,061	$4,582

(11)  Employee Benefit Plans

The Company had a single defined benefit pension plan that covered certain former employees in the United Kingdom.  As a result of placing Stoneridge Pollak Limited (“SPL”) into administration during the nine months ended September 30, 2010, as described in Note 13, the Company settled the defined benefit pension plan.

Long-Term Cash Incentive Plans

In March 2009, the Company adopted the Stoneridge, Inc. Long-Term Cash Incentive Plan (“LTCIP”) and granted awards to certain officers and key employees.  For 2009, the awards under the LTCIP provide recipients with the right to receive cash three years from the date of grant depending on the Company’s actual earnings per share performance for a performance period comprised of 2009, 2010 and 2011 fiscal years.  The Company will record an accrual for an award to be paid in the period earned based on anticipated achievement of the performance goal.  If the participant voluntarily terminates employment or is discharged for cause, as defined in the LTCIP, the award will be forfeited.  In May 2009, the LTCIP was approved by the Company’s shareholders.  The Company has not recorded an accrual for these awards granted under the LTCIP at September 30, 2011 or December 31, 2010 as the achievement of the performance goal is not considered probable at this time.

For 2010, the awards under the LTCIP provide recipients with the right to receive an amount of cash equal to the fair market value of a specified number of Common Shares, without par value, of the Company (“Phantom Shares”) three years from the date of grant depending on the Company’s actual earnings per share performance for each fiscal year of 2010, 2011 and 2012 within the performance period.  The Company will record an accrual based on the fair market value of the Phantom Shares for an award to be paid in the period earned based on anticipated achievement of the performance goals.  If the participant voluntarily terminates employment or is discharged for cause, as defined in the LTCIP, the award will be forfeited. The Company recorded an accrual of $154 and $184 for these awards granted under the LTCIP at September 30, 2011 and December 31, 2010, respectively, which is included on the condensed consolidated balance sheets as a component of other long-term liabilities.

There were no awards granted under the LTCIP during the nine months ended September 30, 2011.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
(Unaudited)

(12)  Income Taxes

The Company recognized a provision for income taxes of $1,543, or 26.6% and $1,975, or 61.9% of pre-tax income for federal, state and foreign income taxes for the three months ended September 30, 2011 and 2010, respectively.  The Company recognized a provision for income taxes of $3,378, or 24.9% and $1,217, or 15.0% of pre-tax income, for federal, state and foreign taxes for the nine months ended September 30, 2011 and 2010.  At September 30, 2011 and December 31, 2010, the Company is in a cumulative loss position and provides a valuation allowance offsetting federal, state and certain foreign deferred tax assets.  The decrease in tax expense for the three months ended September 30, 2011 compared to that same period for 2010 was attributable to lower earnings from our PST Eletrônica S.A. (“PST”) joint venture that was partially offset by an increase in tax due to the improved financial performance of the European operations.  The increase in tax expense for the nine months ended September 30, 2011 compared to that same period for 2010 was attributable to the improved financial performance of the European operations as well as increased production volumes at our Mexican facilities. Additionally, as a result of placing SPL into administration, as described in Note 13, the Company recognized a one-time tax benefit of $1,170 during the nine months ended September 30, 2010 from the reversal of a deferred tax liability, related to employee benefits, that were previously included as a component of accumulated other comprehensive (loss) income within shareholders’ equity.

During the fourth quarter of 2010 the Company undertook a secondary offering.  As a result of the secondary offering a substantial change in the Company’s ownership occurred and the Company likely experienced an ownership change pursuant to Section 382 of the Internal Revenue Code of 1986, as amended. The Company is in the process with its advisors of evaluating the secondary offering and the potential impact, if any, on our ability to fully utilize net operating loss and research credit carry forwards. If it is ultimately determined that the Company did experience an ownership change, there would not be an impact to the condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010 or the condensed consolidated statement of operations for the three and nine months ended September 30, 2011 due to the Company being in a valuation allowance position.

(13)  SPL Administration

On February 23, 2010, the Company placed its wholly owned subsidiary, SPL into administration (a structured bankruptcy) in the United Kingdom.  The Company had previously ceased operations at the facility as of December 2008 as part of the restructuring initiatives announced on October 29, 2007, as described in Note 9.  The remaining assets and customer contracts of SPL were transferred to other subsidiaries of the Company subsequent to SPL filing for administration.  As a result of placing SPL into administration the Company recognized a net gain of approximately $3,423 during the nine months ended September 30, 2010.  This gain was primarily related to the reversal of the cumulative translation adjustment account (“CTA”) and deferred tax liabilities, which had previously been included as a component of other comprehensive (loss) income within shareholders’ equity.  The net gain of approximately $2,253, primarily due to reversing the CTA balance is included as a component of other (income) expense, net on the condensed consolidated statement of operations.  The benefit from reversing the deferred tax liabilities, primarily employee benefit related of approximately $1,170, is included as a component of benefit from income taxes on the condensed consolidated statement of operations, as described in Note 12.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
(Unaudited)

A summary of financial information by reportable segment is as follows:

	Three months ended		Nine Months Ended
		September 30,		September 30,
	2011	2010	2011	2010
		As adjusted		As adjusted

Net Sales:
Electronics	$132,841	$99,912	$381,743	$296,477
Inter-segment sales	5,535	5,023	18,383	11,487
Electronics net sales	138,376	104,935	400,126	307,964

Control Devices	63,023	60,524	197,582	178,295
Inter-segment sales	807	742	2,741	2,526
Control Devices net sales	63,830	61,266	200,323	180,821

Eliminations	(6,342)	(5,765)	(21,124)	(14,013)
Total net sales	$195,864	$160,436	$579,325	$474,772

Income (Loss) Before Income Taxes:
Electronics (A)	$3,728	$1,369	$4,861	$40,122
Control Devices (A)	3,171	3,771	14,872	12,422
Other corporate activities (A)	2,662	3,385	5,249	(28,663)
Corporate interest expense	(3,761)	(5,333)	(11,433)	(15,743)
Total income before income taxes	$5,800	$3,192	$13,549	$8,138

Depreciation and Amortization:
Electronics	$2,290	$2,201	$7,386	$6,726
Control Devices	2,488	2,463	7,331	7,489
Corporate	50	50	150	222
Total depreciation and amortization (B)	$4,828	$4,714	$14,867	$14,437

Interest Expense, net:
Electronics	$446	$376	$1,282	$1,197
Control Devices	40	10	87	16
Corporate	3,761	5,334	11,433	15,743
Total interest expense, net	$4,247	$5,720	$12,802	$16,956

Capital Expenditures:
Electronics	$3,255	$1,517	$13,099	$6,303
Control Devices	3,345	1,834	7,585	4,158
Corporate	1	3	34	(44)
Total capital expenditures	$6,601	$3,354	$20,718	$10,417

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

(B)	These amounts represent depreciation and amortization on fixed and certain intangible assets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
(Unaudited)

	September 30,	December 31,
	2011	2010
		As adjusted
Total Assets:
Electronics	$243,202	$191,698
Control Devices	105,254	96,977
Corporate (C)	189,903	217,414
Eliminations	(124,997)	(119,353)
Total assets	$413,362	$386,736

(C)    Assets located at Corporate consist primarily of cash and equity investments.

The following table presents net sales and non-current assets for each of the geographic areas in which the Company operates:

	Three months ended		Nine Months Ended
	September 30,			September 30,
	2011	2010	2011	2010

Net Sales:
North America	$154,671	$131,611	$455,050	$388,103
Europe and Other	41,193	28,825	124,275	86,669
Total net sales	$195,864	$160,436	$579,325	$474,772

	September 30,	December 31,
	2011	2010

Non-Current Assets:
North America	$131,176	$124,851
Europe and Other	14,026	11,909
Total non-current assets	$145,202	$136,760

(15)  Investments

Both of the Company’s joint ventures at September 30, 2011 were determined to be unconsolidated joint ventures and were accounted for under the equity method of accounting.

PST Eletrônica S.A.

The Company has a 50% equity interest in PST, a Brazilian electronic system provider focused on security, infotainment and convenience applications primarily for the automotive and motorcycle industry.  The Company’s investment in PST, recorded as a component of investments and other long-term assets, net on the condensed consolidated balance sheets, was $43,708 and $41,178 at September 30, 2011 and December 31, 2010, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
(Unaudited)

Condensed financial information for PST is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Net sales	$65,638	$49,520	$181,854	$123,642
Cost of goods sold	$37,965	$24,695	$103,466	$63,861
Total pre-tax income	$2,245	$8,965	$10,175	$13,588
The Company's share of pre-tax income	$1,123	$4,483	$5,087	$6,794

Equity in earnings of PST included in the condensed consolidated statements of operations was $964 and $3,712 for the three months ended September 30, 2011 and 2010, respectively.  For the nine months ended September 30, 2011 and 2010, equity in earnings of PST was $4,068 and $5,544, respectively.

Minda Stoneridge Instruments Ltd.

The Company has a 49% interest in Minda Stoneridge Instruments Ltd. (“Minda”), a company based in India that manufactures electronics and instrumentation equipment for the motorcycle and commercial vehicle market.  The Company’s investment in Minda recorded as a component of investments and other long-term assets, net on the condensed consolidated balance sheets, was $6,687 and $6,287 at September 30, 2011 and December 31, 2010, respectively.  Equity in earnings of Minda included in the condensed consolidated statements of operations was $389 and $172, for the three months ended September 30, 2011 and 2010, respectively.  For the nine months ended September 30, 2011 and 2010, equity in earnings of Minda was $1,009 and $642, respectively.

(16)  New Accounting Pronouncements

In June 2011, the FASB issued changes to the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. These changes become effective for the Company on January 1, 2012. Management is currently evaluating these changes to determine which option will be chosen for the presentation of comprehensive income. Other than the change in presentation, management has determined these changes will not have an impact on the consolidated financial statements.

In September 2011, the FASB issued changes to the testing of goodwill for impairment. These changes provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of a reporting unit is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, go directly to the two-step quantitative impairment test. These changes become effective for the Company for any goodwill impairment test performed on January 1, 2012 or later, although early adoption is permitted. Management performs a review of the Company’s goodwill in the fourth quarter of each calendar year and plans to early adopt these changes effective for its review of goodwill in the fourth quarter of 2011. As these changes should not affect the outcome of the impairment analysis of a reporting unit, management has determined these changes will not have an impact on the consolidated financial statements.

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

We recognized net income for the quarter ended September 30, 2011 of $4.5 million, or $0.18 per diluted share, compared with net income of $1.3 million, or $0.05 per diluted share, for the third quarter of 2010.

Our third quarter 2011 results were positively affected by improvements in the North American and European commercial vehicle markets.  Production volumes in the North American automotive vehicle market were relatively consistent for the third quarter of 2011 with the third quarter of 2010.  The commercial vehicle market production volumes in North America improved by 55.9% during the third quarter of 2011 when compared to the prior year third quarter, which resulted in increased net sales of approximately $16.6 million, primarily within our Electronics segment.  Our net sales were also favorably affected by increased European commercial vehicle production volumes of 28.1% during the third quarter of 2011 as compared to the prior year third quarter, which had a positive effect on our net sales of approximately $6.3 million, principally within the Electronics segment. Our 2011 third quarter net sales were further favorably affected by approximately $5.8 million, primarily within the Electronics segment, due to production volume increases within the agricultural vehicle market.  Our net sales to the agricultural vehicle market as a percentage of total net sales increased from 15.5% for the third quarter of 2010 to 16.0% for the third quarter of 2011.  The automotive vehicle market production volume had a positive effect on our North American automotive vehicle market net sales of approximately $0.7 million, primarily within our Control Devices segment. Overall net sales were favorably affected by foreign currency exchange rates, primarily at our European Electronics operations, of approximately $3.3 million during the third quarter of 2011 when compared to the third quarter of 2010.

Negatively affecting our third quarter 2011 gross margin were significant fluctuations in certain foreign currency exchange rates and certain commodity prices, primarily the Mexican peso and copper.  The fluctuations in these foreign exchange rates and commodity prices negatively impacted our results by approximately $1.9 million and $1.2 million, respectively, during the current quarter.  Also, negatively affecting our current quarter results were operating inefficiencies experienced in our North American wiring locations within our Electronics segment which required us to add headcount and incur overtime and premium freight costs.  As a result, our gross margin percentage decreased from 22.8% for the third quarter of 2010 to 19.1% for the third quarter of 2011.  We are executing plans including reducing direct labor headcount and developing more efficient manufacturing processes to address these operating inefficiencies. These plans have reduced, and we expect them to continue to reduce, these types of costs in the future.

Effective January 1, 2011, we elected to change our method of valuing inventories for certain U.S. businesses to the first-in, first-out (“FIFO”) method, while in prior years, these inventories were valued using the last-in, first-out (“LIFO”) method.  As a result of this change, all inventories are valued using the FIFO method.  We believe the change is preferable as it conforms the inventory costing methods for all of our inventories to a single method and improves comparability with our industry peers.  The FIFO method also better reflects current acquisition cost of those inventories on our condensed consolidated balance sheets.  All prior periods presented herein have been adjusted to apply the new method retrospectively and conform to the current costing methodology. For the third quarters of 2011 and 2010, the effect of the change on our inventory costing method was a decrease in net income of $0.1 million and an increase of $0.6 million, respectively, after the change in accounting principle was applied to prior periods.

Our selling, general and administrative expenses (“SG&A”) decreased from $31.0 million for the third quarter of 2010 to $30.5 million for the third quarter of 2011.  This $0.5 million, or 1.6% decrease in SG&A, was due to reduced compensation and compensation related expenses incurred in the current quarter of $1.7 million, excluding product development compensation.  Offsetting this decrease was an increase in product development costs of $0.6 million compared to the prior year quarter due to our support of new product launches by our customers.

Our results for the nine months ended September 30, 2010 were also favorably affected by the wind down of our wholly-owned subsidiary, Stoneridge Pollak Limited (“SPL”), located in Mitcheldean, United Kingdom.  On February 23, 2010, we placed SPL into administration (a structured bankruptcy) in the United Kingdom.  We had previously ceased SPL’s manufacturing operations in December of 2008, as part of the restructuring initiatives announced in October 2007.  The remaining assets and customer contracts of SPL were transferred to our other subsidiaries subsequent to SPL filing for administration.  We recognized a net gain within other (income) expense, net of approximately $2.3 million, primarily from the reversal of the cumulative translation adjustment account, which had previously been included as a component of accumulated other comprehensive (loss) income within shareholders’ equity.  In addition, we recognized a tax benefit of approximately $1.2 million from the reversal of deferred tax liabilities; primarily employee benefit related which were also previously included as a component of accumulated other comprehensive (loss) income.

At September 30, 2011 and December 31, 2010, we maintained a cash and equivalents balance of $43.2 million and $72.0 million, respectively.  Our cash and equivalents balance declined during the current quarter as a result of increased working capital requirements including higher inventory levels at our North American wiring locations due to increased production, operating inefficiencies and the start-up of a new facility in Mexico.  As discussed in Note 7 to the condensed consolidated financial statements, we had $10.0 million in borrowings outstanding on our asset-based credit facility at September 30, 2011.  At September 30, 2011 and December 31, 2010, we had total borrowing capacity of $69.6 million and $61.3 million, respectively.

Outlook

The North American automotive vehicle market has recovered significantly from recent levels, which has had a favorable effect on our Control Devices segment’s results.  North American automotive vehicle production was 11.9 million units for 2010.  For 2011, this production volume is forecasted to be in the range of 12.7 million to 12.9 million units.  If this forecasted increase in production volume occurs, it will favorably affect our Control Devices segment.

The North American and European commercial vehicle markets that we serve also recovered during the first nine months of 2011.  Production levels in the commercial vehicle market are expected to continue to increase throughout the remainder of 2011.  If these forecasted increases in production volumes occur, they will favorably affect our Electronics segment.

Agricultural vehicle production increased for the first nine months of 2011 when compared to the first nine months of 2010, which favorably affected both our Electronics and Control Devices segments.  We believe that this market will continue to improve during the remainder of 2011.

Our results for the remainder of 2011 could be unfavorably affected by increased commodity prices, specifically copper.  Copper prices increased during 2010 and have continued to fluctuate in 2011.  We have entered into fixed price commodity contracts effective March, May and September of 2011 for a portion of our 2011 copper purchases and for a portion of our 2012 copper purchases.  In addition, a portion of our 2011 sales are subject to copper surcharge billings that will mitigate this increase in our raw material costs.  Our 2011 results could also be unfavorably affected by foreign currency exchange rates.  We have significant foreign denominated transaction exposure in certain locations, especially in Mexico and Sweden.  We have entered into foreign currency forward contracts effective August 2011 to reduce exposure related to the Mexican peso.

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

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Net Sales. Net sales for our reportable segments, excluding inter-segment sales are summarized in the following table (in thousands):

					Dollar	Percent
Three months ended September 30		2011		2010	increase	increase

Electronics	$132,841	67.8%	$99,912	62.3%	$32,929	33.0%
Control Devices	63,023	32.2	60,524	37.7	2,499	4.1%
Total net sales	$195,864	100.0%	$160,436	100.0%	$35,428	22.1%

Our Electronics segment was positively affected by increased volume in our served markets by approximately $27.9 million for the third quarter of 2011 when compared to the prior year third quarter.  The increase in net sales for our Electronics segment was primarily due to volume increases in our North American and European commercial vehicle products.  Commercial vehicle market production volumes in North America and Europe increased by 55.9% and 28.1%, respectively, during the third quarter of 2011 when compared to the prior year third quarter.  The increase in North American and European commercial vehicle production positively affected net sales in our Electronics segment for the third quarter of 2011 by approximately $15.9 million, or 32.8% and $6.2 million, or 24.9%, respectively.  Net sales within our Electronics segment were also favorably affected by approximately $5.3 million as a result of production volume increases in the agricultural vehicle market during the third quarter of 2011 when compared to the prior year third quarter.  In addition, the Electronics segment net sales were favorably affected by foreign currency fluctuations of approximately $3.2 million for the third quarter of 2011 when compared to the third quarter of 2010.

Our Control Devices segment was positively affected by increased volume in our served markets by approximately $3.0 million for the third quarter of 2011 when compared to the prior year third quarter.  Volume increases within the commercial vehicle market of our Control Devices segment increased net sales for the third quarter of 2011 by approximately $0.8 million, or 4.0%, when compared to the prior year third quarter.  In addition, our Control Devices net sales were each approximately $0.6 million higher for the third quarter of 2011, when compared to the third quarter of 2010, as a result of production volume increases within the automotive and agricultural vehicle markets.

Net sales by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
Three months ended September 30		2011		2010	increase	increase

North America	$154,671	79.0%	$131,611	82.0%	$23,060	17.5%
Europe and other	41,193	21.0	28,825	18.0	12,368	42.9%
Total net sales	$195,864	100.0%	$160,436	100.0%	$35,428	22.1%

The North American geographic location consists of the results of our operations in the United States and Mexico.

The increase in North American net sales was primarily attributable to increased sales volume in our North American commercial vehicle, agricultural and automotive vehicle markets.  These increased volume levels had a positive effect on our net sales for the third quarter of 2011 of $16.6 million, $5.8 million and $0.7 million for our North American agricultural, commercial and automotive vehicle markets, respectively.  Our increase in net sales outside North America was primarily due to increased sales of European commercial vehicle market products, which had a positive effect on our net sales for the third quarter of 2011 of approximately $6.3 million.  In addition, our third quarter 2011 net sales outside of North America were positively affected by foreign currency fluctuations of approximately $3.3 million.

Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

					Dollar
					increase /
Three months ended September 30		2011		2010	(decrease)
				As adjusted

Net Sales	$195,864	100.0%	$160,436	100.0%	$35,428

Costs and Expenses:
Cost of goods sold	158,413	80.9	123,838	77.2	34,575
Selling, general and administrative	30,454	15.5	31,011	19.3	(557)

Operating Income	6,997	3.6	5,587	3.5	1,410

Interest expense, net	4,247	2.2	5,720	3.6	(1,473)
Equity in earnings of investees	(1,353)	(0.7)	(3,884)	(2.4)	2,531
Other (income) expense, net	(1,697)	(0.9)	559	0.3	(2,256)

Income before income taxes	5,800	3.0	3,192	2.0	2,608

Provision for income taxes	1,543	0.8	1,975	1.2	(432)

Net income	4,257	2.2	1,217	0.8	3,040

Net loss attributable to noncontrolling interest	(272)	-	(35)	-	(237)

Net income attributable to Stoneridge, Inc. and subsidiaries	$4,529	2.2%	$1,252	0.8%	$3,277

Cost of Goods Sold. Although we benefited from increased sales during the third quarter of 2011 when compared to third quarter of 2010, the increase in cost of goods sold outpaced our increase in net sales on a percentage basis.  The primary drivers of the increase in cost of goods sold as a percent of net sales are certain unfavorable foreign exchange rates, higher commodity prices and operating inefficiencies, primarily within our North American wiring locations in our Electronics segment.  The unfavorable movement in the Mexican peso compared to the U.S. dollar has negatively affected our 2011 gross margin.  This negative foreign currency exposure has increased our cost of goods sold by approximately $1.9 million during the third quarter of 2011.  Commodity prices, principally copper, have increased significantly from the third quarter of 2010, which had a negative impact of approximately $1.2 million during the third quarter of 2011.  Our gross margin percentage was further negatively impacted by higher copper purchases to support higher production volumes as the increase in copper prices outpaced our increase in net sales.    Also, during the third quarter of 2011 we experienced operating inefficiencies, primarily in the form of unfavorable labor variances in order to meet higher sales level customer demands.  Labor inefficiencies at our North American wiring facilities further negatively affected our results by approximately $1.3 million.  We are executing plans including reducing direct labor headcount and developing more efficient manufacturing processes to address these operating inefficiencies.  These plans have reduced, and we expect them to continue to reduce, these types of costs in the future.  Our material cost as a percentage of net sales for our Electronics segment for the third quarter of 2011 and 2010 was 58.6% and 56.3%, respectively.  This increase is largely due to higher commodity prices, primarily copper, incurred during the third quarter of 2011.  Our materials cost as a percentage of sales for the Control Devices segment increased from 52.2% for the third quarter of 2010 to 54.6% for the third quarter of 2011.  The increase in direct materials as a percentage of net sales for the Control Devices segment is primarily a result of higher commodity prices incurred, principally precious metals, rare earth magnets and resins, during the current quarter.  In addition, during the current quarter we experienced higher scrap rates related to a new manufacturing process introduced in 2010.  We expect that these scrap rates will be reduced in the future.

Selling, General and Administrative Expenses. Product development expenses are included within SG&A and were $9.8 million and $9.2 million for the third quarter of 2011 and 2010, respectively.  These product development costs are a result of our customers’ new product launches scheduled in the near term.  The decrease in SG&A costs excluding product development expenses was mainly due to lower compensation and compensation related expenses of $1.7 million.  Our SG&A costs decreased as a percentage of net sales because of the increase in net sales in the current quarter when compared to the prior year third quarter.

Interest Expense, net.  The decrease in interest expense, net during the third quarter of 2011 when compared to the prior third quarter is due to the refinancing of our senior secured notes at a lower interest rate and entering into a fixed-to-variable interest rate swap agreement (the “Swap”) during the fourth quarter of 2010.  Our interest expense was approximately $1.2 million lower during the current quarter as a result of the refinancing and the Swap.

Equity in Earnings of Investees.  The decrease in equity earnings of investees was attributable to the decrease in equity earnings recognized from our PST Eletrônica S.A. (“PST”) joint venture.  Equity earnings for PST decreased from $3.7 million for the third quarter of 2010 to $1.0 million for the third quarter of 2011.  PST’s higher sales volume for the third quarter of 2011 did not result in higher income due to the cost of launching an audio product line and a change in sales mix. Equity earnings for our Minda Stoneridge Instruments Ltd.  (“Minda”) joint venture increased from $0.2 million for the quarter ended September 30, 2010 to $0.4 million for the quarter ended September 30, 2011 due to the increase in higher sales from new product launches.

Other (Income) Expense, net.  We record certain foreign currency transaction and forward currency hedge contract gains and losses as a component of other (income) expense, net on the condensed consolidated statement of operations.  Our results for the third quarter of 2011 when compared to the third quarter of 2010 were favorably affected by approximately $2.4 million due to the volatility in certain foreign exchange rates between periods, primarily due to the re-measurement of U.S. dollar denominated receivables at our Mexican subsidiaries.

Income Before Income Taxes.  Income (loss) before income taxes is summarized in the following table by reportable segment (in thousands).
			Dollar	Percent
			increase /	increase /
Three months ended September 30	2011	2010	(decrease)	(decrease)
		As adjusted

Electronics	$3,728	$1,369	$2,359	172.3%
Control Devices	3,171	3,771	(600)	(15.9	) %
Other corporate activities	2,662	3,385	(723)	(21.4	) %
Corporate interest expense	(3,761)	(5,333)	1,572	29.5%
Income before income taxes	$5,800	$3,192	$2,608	81.7%

The increase in profitability in the Electronics segment was primarily related to increased revenue within our North American and European commercial and agriculture vehicle markets.  Production volume increases favorably affected our Electronics segment by $27.9 million during the quarter ended September 30, 2011 when compared to the prior year third quarter.

Net sales within our Electronics segment increased during the third quarter of 2011 when compared to the prior year third quarter, but our income before income taxes did not increase proportionately between periods.  This decline in profitability is primarily due to the North American wiring locations within the Electronics operating segment as discussed above.  The primary drivers of the decrease in profitability are certain unfavorable foreign exchange rates, higher commodity prices and operating inefficiencies.  Specifically, an unfavorable movement in the Mexican peso to the U.S. dollar and higher commodity costs resulting from increasing copper prices negatively affected earnings by $1.9 million and $1.2 million, respectively. We experienced operating inefficiencies primarily in the form of unfavorable labor variances in order to meet higher levels of customer demand.  Labor variances were higher than the prior period by $1.3 million, respectively. We are executing plans including reducing direct labor headcount and developing more efficient manufacturing processes to address these operating inefficiencies.  We have reduced, and expect to continue to reduce, these types of costs in the future.

The decrease in profitability in the Control Devices reportable segment in the third quarter of 2011 when compared to the third quarter of 2010 was primarily due to an increase in direct material costs, primarily a result of higher commodity prices incurred, principally precious metals, rare earth magnets and resins.

The decrease in income before income taxes from other corporate activities was primarily due to decreased equity earnings of $2.7 million during the third quarter of 2011 when compared to the third quarter of 2010 from our PST joint venture.  The decrease was offset by lower incentive compensation expenses incurred during the third quarter of 2011 when compared to the third quarter of 2010 due to performance targets not being achieved in 2011 while performance targets in 2010 were exceeded. The decrease was also offset by the increase in equity earnings from our Minda joint venture.

Income before income taxes by geographic location is summarized in the following table (in thousands):

					Dollar	Percent
Three months ended September 30		2011		2010	increase	increase
				As adjusted

North America	$3,907	67.4%	$2,451	76.8%	$1,456	59.4%
Europe and other	1,893	32.6	741	23.2	1,152	155.5%
Income before income taxes	$5,800	100.0%	$3,192	100.0%	$2,608	81.7%

North American income before income taxes includes interest expense, net of approximately $3.7 million and $5.7 million for the quarters ended September 30, 2011 and 2010, respectively.

The increase in profitability in North America was primarily attributable to higher sales volumes within our North American commercial vehicle, agricultural and automotive vehicle markets during the quarter ended September 30, 2011.  Negatively affecting our third quarter 2011 results were significant increases in certain foreign currency exchange rates and certain commodity prices, primarily the Mexican peso and copper.  Our results in Europe and other were favorably affected by our increased European commercial vehicle market sales during the current period.

Provision for Income Taxes. We recognized a provision for income taxes of $1.5 million, or 26.6% and $2.0 million, or 61.9% of the pre-tax income, for federal, state and foreign income taxes for the third quarters of 2011 and 2010, respectively. As reported at December 31, 2010, we are in a cumulative loss position and provide a valuation allowance offsetting federal, state and certain foreign deferred tax assets. As required, the Company evaluates its valuation allowance quarterly, however, whether and when a valuation allowance may be reversed is generally determined and recorded during the fourth quarter of a fiscal year. The Company will review its valuation allowance again for the year ending December 31, 2011. The Company experienced a significant negative impact on our 2008 earnings when the valuation allowance was recorded, therefore, if a portion of the valuation allowance is reversed it would have a favorable impact on the results for the fourth quarter and year to date 2011. The decrease in tax expense for the three months ended September 30, 2011 compared to that same period for 2010 was attributable to lower earnings from PST that was partially offset by an increase in tax due to the improved financial performance of the European operations.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Net Sales. Net sales for our reportable segments, excluding inter-segment sales are summarized in the following table (in thousands):

					Dollar	Percent
Nine months ended September 30		2011		2010	increase	increase

Electronics	$381,743	65.9%	$296,477	62.4%	$85,266	28.8%
Control Devices	197,582	34.1	178,295	37.6	19,287	10.8%
Total net sales	$579,325	100.0%	$474,772	100.0%	$104,553	22.0%

Our Electronics segment was positively affected by increased volume in our served markets by approximately $68.0 million for the first nine months of 2011 when compared to the prior year first nine months.  The increase in net sales for our Electronics segment was primarily due to volume increases in our North American and European commercial vehicle products.  Commercial vehicle market production volumes in North America and Europe increased by 55.4% and 42.3%, respectively, during the first nine months of 2011 when compared to the prior year first nine months.  The increase in North American and European commercial vehicle production positively affected net sales in our Electronics segment for the first nine months of 2011 by approximately $26.2 million or 17.8% and $22.4 million, or 29.9%, respectively.  Net sales within our Electronics segment were also favorably affected by approximately $17.2 million as a result of production volume increases in the agricultural vehicle market during the first nine months of 2011 when compared to the prior year first nine months.  Our Electronics segment net sales also increased by $9.4 million due to increases in net new business primarily for North American wiring products.  In addition, the Electronics segment net sales were favorably affected by foreign currency fluctuations of approximately $11.1 million for the first nine months of 2011 when compared to the first nine months of 2010.

Our Control Devices segment was positively affected by increased volume in our served markets by approximately $9.6 million for the first nine months of 2011 when compared to the prior year first nine months.  The increase in net sales for our Control Devices segment was primarily attributable to production volume increases at our major customers in the North American automotive vehicle market, which increased by 7.6% during the first nine months of 2011 when compared to the first nine months of 2010.  Volume increases within the automotive vehicle market of our Control Devices segment increased net sales for the first nine months of 2011 by approximately $2.4 million, or 1.7%, when compared to the prior year first nine months.  In addition, our Control Devices net sales were approximately $2.7 million and $1.2 million higher for the first nine months of 2011, when compared to the first nine months of 2010, as a result of production volume increases within the commercial and agricultural vehicle markets, respectively.  Our Control Devices segment net sales also increased due to increases in net new business related to our commercial vehicle market.

Net sales by geographic location are summarized in the following table (in thousands):
					Dollar	Percent
Nine months ended September 30		2011		2010	increase	increase

North America	$455,050	78.5%	$388,103	81.7%	$66,947	17.2%
Europe and other	124,275	21.5	86,669	18.3	37,606	43.4%
Total net sales	$579,325	100.0%	$474,772	100.0%	$104,553	22.0%

The increase in North American net sales was primarily attributable to increased sales volume in our North American commercial, agricultural and automotive vehicle markets.  These increased volume levels had a positive effect on our net sales for the first nine months of 2011 of $28.8 million, $18.4 million and $2.9 million for our North American commercial, agricultural and automotive vehicle markets, respectively.  Our increase in North American net sales was also favorably affected by $9.7 million of net new business of wiring products during the current period. Our increase in net sales outside North America was primarily due to increased sales of European commercial vehicle market products, which had a positive effect on our net sales for the first nine months of 2011 of approximately $22.5 million.  In addition, our first nine months 2011 net sales outside of North America were positively affected by foreign currency fluctuations of approximately $11.2 million.

Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

					Dollar
					increase/
Nine months ended September 30		2011		2010	(decrease)
				As adjusted

Net sales	$579,325	100.0%	$474,772	100.0%	$104,553

Costs and Expenses:
Cost of goods sold	464,866	80.2	364,978	76.9	99,888
Selling, general and administrative	93,349	16.1	92,026	19.4	1,323

Operating income	21,110	3.7	17,768	3.7	3,342

Interest expense, net	12,802	2.2	16,956	3.6	(4,154)
Equity in earnings of investees	(5,077)	(0.9)	(6,186)	(1.3)	1,109
Other income, net	(164)	-	(1,140)	(0.2)	976

Income before income taxes	13,549	2.4	8,138	1.6	5,411

Provision for income taxes	3,378	0.6	1,217	0.3	2,161

Net income	10,171	1.8	6,921	1.3	3,250

Net loss attributable to noncontrolling interest	(611)	-	(79)	-	(532)

Net income attributable to Stoneridge, Inc. and subsidiaries	$10,782	1.8%	$7,000	1.3%	$3,782

Cost of Goods Sold.  Although we benefited from increased sales during the first nine months of 2011 when compared to the first nine months of 2010, our increase in cost of goods sold outpaced our increase in net sales on a percentage basis.  The primary drivers of the increase in cost of goods sold as a percent of net sales are certain unfavorable foreign exchange rates, higher commodity prices and operating inefficiencies, primarily within our North American wiring locations in our Electronics segment.  The unfavorable movement in the Mexican peso compared to the U.S. dollar has negatively affected our 2011 gross margin.  This negative foreign currency exposure has increased our cost of goods sold by approximately $5.5 million during the first nine months of 2011.  Commodity prices, principally copper, have increased significantly from the first nine months of 2010, which had a negative impact of approximately $4.0 million during the first nine months of 2011.  Our gross margin percentage was further negatively impacted by the increase in volume in 2011, resulting in higher copper purchases as the increase in copper prices outpaced our increase in net sales.  Also, during the first nine months of 2011 we experienced operating inefficiencies, primarily in the form of unfavorable labor variances and premium freight charges in order to meet higher levels of customer demand.  Labor inefficiencies at our North American wiring facilities further negatively affected our results by approximately $3.7 million.  Premium freight charges between the periods presented increased by approximately $2.6 million. We are executing plans to address these inefficiencies including reducing direct labor headcount and developing more efficient manufacturing processes.  We have reduced, and expect to continue to reduce, these types of costs in the future.  Our material cost as a percentage of net sales for our Electronics segment for the first nine months of 2011 and 2010 was 57.8% and 56.3%, respectively.  This increase is largely due to higher commodity prices, primarily copper, incurred during the first nine months of 2011.  Our materials cost as a percentage of sales for the Control Devices segment increased from 52.3% for the first nine months of 2010 to 55.2% for the first nine months of 2011.  The increase in direct materials as a percentage of net sales for the Control Devices segment is primarily a result of higher commodity prices incurred, principally precious metals, rare earth magnets and resins, during the first nine months of 2011.  In addition, during the first nine months of 2011 we experienced higher scrap rates related to a manufacturing process introduced in 2010.  We are executing plans to reduce these scrap rates in the future.

Selling, General and Administrative Expenses.  Product development expenses are included within SG&A and were $26.8 million and $28.3 million for the first nine months of 2011 and 2010, respectively.  These product development costs, net of amounts reimbursed by customers, are a result of our customers’ new product launches scheduled in the near term.  Our SG&A costs decreased as a percentage of net sales due to the increase in net sales recognized in the current period when compared to the prior year period.

Interest Expense, net.  The decrease in interest expense, net during the first nine months of 2011 when compared to the first nine months of 2010 is due to the refinancing of our senior secured notes and entering into a fixed-to-variable interest rate swap agreement (the “Swap”) during the fourth quarter of 2010.  Our interest expense was approximately $3.7 million lower during the current year as a result of the refinancing and the Swap.

Equity in Earnings of Investees.  The decrease in equity earnings of investees was attributable to the decrease in equity earnings recognized from PST.  Equity earnings for PST decreased from $5.5 million for the first nine months of 2010 to $4.1 million for the first nine months of 2011.  PST’s higher sales volume for the first nine months of 2011 did not result in higher income due to the cost of launching an audio product line and a shift in the sales mix.  Equity earnings for Minda increased from $0.6 million for the first nine months of 2010 to $1.0 million for the first nine months of 2011.  The increase primarily reflects higher volumes for Minda’s product lines during the first nine months of 2011.

Other (Income) Expense, net.  During the first nine months of 2011, we recognized foreign currency exchange gains of approximately $0.3 million.  As a result of placing SPL into administration, we recognized a gain of approximately $2.3 million during the nine months ended September 30, 2010 within other (income) expense, net on the condensed consolidated statement of operations.  This gain is primarily related to the reversal of the cumulative translation adjustment account, which had previously been included as a component of other comprehensive (loss) income within shareholders’ equity.  The gain was partially offset by foreign currency exchange losses in the first nine months of 2010 of approximately $0.7 million.

Income Before Income Taxes.  Income before income taxes is summarized in the following table by reportable segment (in thousands):

			Dollar	Percent
			increase /	increase /
Nine months ended September 30	2011	2010	(decrease)	(decrease)
		As adjusted

Electronics (A)	$4,861	$7,610	$(2,749)	(36.1	) %
Control Devices (A)	14,872	12,895	1,977	15.3%
Other corporate activities (A)	5,249	3,376	1,873	55.5%
Corporate interest expense	(11,433)	(15,743)	4,310	27.4%
Income before income taxes	$13,549	$8,138	$5,411	66.5%

(A)
  Income before income taxes for the nine months ended September 30, 2010 excludes the impact of placing SPL into administration.  As a result of placing SPL into administration, we recognized a gain within the Electronics segment of $32,512 and a loss within the Control Devices segment and other corporate activities of $473 and $32,039, respectively.  These gains and losses were primarily the result of eliminating SPL's intercompany debt and equity structure.

Although net sales within our Electronics segment increased during the first nine months of 2011 when compared to the prior year first nine months, our income before income taxes declined between periods.  This decrease in profitability is primarily due to factors affecting our North American wiring locations within the Electronics operating segment as discussed above.  The primary drivers of the decrease in profitability are certain unfavorable foreign exchange rates, higher commodity prices and operating inefficiencies. An unfavorable movement in the Mexican peso to the U.S. dollar and higher commodity costs resulting from increasing copper prices negatively affected earnings by $5.5 million and $4.0 million, respectively. We experienced operating inefficiencies primarily in the form of unfavorable labor variances and premium freight charges in order to meet higher levels of customer demand.  Labor variances and premium freight charges were higher than the prior period by $3.7 million and $2.6 million, respectively. We are executing plans to address these operating inefficiencies including reducing direct labor headcount and developing more efficient manufacturing processes.  We have reduced, and expect to continue to reduce, these types of costs in the future.

The increase in profitability in the Control Devices reportable segment was primarily due to increased sales volume for the first nine months of 2011 when compared to the first nine months of 2010.  Production volume increases favorably affected our net sales within the Control Devices segment by approximately $9.6 million for the nine months of 2011 when compared to the first nine months of the prior year.

The increase in income before income taxes from other corporate activities was primarily due to decreased incentive compensation expenses during the first nine months of 2011 when compared to 2010.  This decrease was due to performance targets not being achieved in 2011 while performance targets in 2010 were exceeded.

Income before income taxes by geographic location is summarized in the following table (in thousands):
					Dollar	Percent
Nine months ended September 30		2011		2010	increase	increase
				As adjusted

North America (A)	$6,894	50.9%	$6,718	82.6%	$175	2.6%
Europe and other (A)	6,655	49.1	1,420	17.4	5,236	368.7%
Income before income taxes	$13,549	100.0%	$8,138	100.0%	$5,411	66.5%

(A)
Income before income taxes for the nine months ended September 30, 2010 excludes the impact of placing SPL into administration. As a result of placing SPL into administration, we recognized a gain within Europe and other and a loss within North America of $32,430.  These gains and losses were primarily the result of eliminating SPL’s intercompany debt and equity structure.

North American income before income taxes includes interest expense, net of approximately $11.6 million and $16.8 million for the nine months ended September 30, 2011 and 2010, respectively.

The increase in profitability in North America was primarily attributable to increased volume in the North American commercial and agricultural vehicle markets during the nine months ended September 30, 2011 as compared to the first nine months of 2010.  Offsetting the higher sales levels were higher commodity prices, certain unfavorable foreign exchange rates and operating inefficiencies each discussed above. Our results in Europe and other were favorably affected by increased European commercial vehicle market sales during the current period.

Provision for Income Taxes. We recognized a provision for income taxes of $3.4 million, or 24.9% and $1.2 million, or 15.0% of pre-tax income for federal, state and foreign income taxes for the first nine months of 2011 and 2010, respectively. As reported at December 31, 2010, we are in a cumulative loss position and provide a valuation allowance offsetting federal, state and certain foreign deferred tax assets. As required, the Company evaluates its valuation allowance quarterly, however, whether and when a valuation allowance may be reversed is generally determined and recorded during the fourth quarter of a fiscal year. The Company will review its valuation allowance again for the year ending December 31, 2011. The Company experienced a significant negative impact on our 2008 earnings when the valuation allowance was recorded, therefore, if a portion of the valuation allowance is reversed it would have a favorable impact on the results for the fourth quarter and year to date 2011. The increase in tax expense for the nine months ended September 30, 2011 compared to that same period for 2010 was attributable to the improved financial performance of our European operations as well as increased production volumes at our Mexican facilities. Additionally, as a result of placing SPL into administration, as described in Note 13, the Company recognized a one-time tax benefit of $1.2 million during the nine months ended September 30, 2010 from the reversal of a deferred tax liability, related to employee benefits, that were previously included as a component of accumulated other comprehensive (loss) income within shareholders’ equity.

Liquidity and Capital Resources

Summary of Cash Flows (in thousands):
			Dollar
			increase /
Nine months ended September 30	2011	2010	(decrease)

Net cash provided by (used for):
Operating activities	$(17,422)	$3,232	$(20,654)
Investing activities	(20,317)	(10,392)	(9,925)
Financing activities	10,178	1,230	8,948
Effect of exchange rate changes on cash and cash equivalents	(1,178)	(1,083)	(95)
Net change in cash and cash equivalents	$(28,739)	$(7,013)	$(21,726)

The increase in cash used for operating activities for the first nine months of 2011 from the first nine months of 2010 was primarily due to working capital requirements.  Our cash used for operating activities for the first nine months of 2011 was negatively affected by higher accounts receivable and inventory balances.  This was partially offset by higher accounts payable balances.   Our higher working capital account balances at September 30, 2011 were attributable to the higher sales volume in the current period.  Our receivable terms and collections rates have remained consistent between periods presented.  In addition to higher sales levels, our inventory increased due to production inefficiencies at our North American wiring locations and the start-up of a new facility in Mexico.  We expect that our working capital requirements will remain proportionate to our revenue levels with the exception of inventory which should return to normal levels of inventory in relation to sales.

The increase in net cash used for investing activities reflects an increase in cash used for capital projects of approximately $10.3 million.  We expect capital expenditures to increase throughout the remainder of 2011, primarily due to the start-up of our new Saltillo facility.  Capital expenditures related to the start-up are estimated to be between $5.0 million and $6.0 million.

The increase in net cash provided by financing activities was primarily due to cash received from borrowings on the asset-based credit facility (the “credit facility”), the Bolton Conductive Systems, LLC (“BCS”) master revolving note (the “Revolver”) and the term loan that our subsidiary located in Suzhou, China (“Suzhou”) entered into.  The borrowing on the credit facility was used to fund our working capital requirements as a result of increased sales.

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

As outlined in Note 7 to our condensed consolidated financial statements, our asset-based credit facility permits borrowing up to a maximum level of $100.0 million. At September 30, 2011, we had $10.0 million in borrowings outstanding on this credit facility.  The available borrowing capacity on this credit facility is based on eligible current assets, as defined.  At September 30, 2011, the Company had total borrowing capacity of $69.6 million based on eligible current assets and outstanding letters of credit, as defined.  The Company was in compliance with all covenants at September 30, 2011.  In connection with the senior secured notes issuance, we entered into an Amended and Restated Credit and Security Agreement on September 20, 2010.  The Amended and Restated Credit and Security Agreement which became effective on October 4, 2010 (i) provided certain consents necessary for the issuance of the senior secured notes, (ii) extended the expiration date of the credit facility to November 1, 2012 and (iii) granted the facility agent, for the benefit of the lenders, second priority liens and security interests in the collateral subject to first priority liens and security interests in favor of the collateral agent for the holders of the senior secured notes.

The BCS Revolver permits borrowing up to a maximum level of $3.0 million.  On September 30, 2011, BCS amended the Revolver to extend the maturity date to September 28, 2012 and maintained the interest rate at the prime referenced rate plus a margin of 2.0%, which is payable quarterly.  The available borrowing capacity on the Revolver is based on an advanced formula, as defined.  At September 30, 2011, BCS had borrowing capacity of $1.4 million based on the advanced formula.  At September 30, 2011, BCS had approximately $1.3 million in borrowings outstanding on the Revolver. At September 30, 2011 the interest rate on the Revolver was 5.25%.  The Company is a guarantor as it relates to the Revolver.  The Revolver contains certain financial restrictive covenants.  BCS violated the fixed charge and tangible net worth covenants related to the Revolver during the first quarter of 2011.  BCS has received a waiver for covenant violations occurring during this period.  During the first quarter of 2011, the fixed charge and tangible net worth covenants were eliminated from the Revolver through its expiration.

The Suzhou term loan is in the amount of 9.0 million Chinese yuan, which was approximately $1.4 million at September 30, 2011.  The term loan matures on September 1, 2012.  Interest is payable monthly at the one-year lending rate published by The People’s Bank of China multiplied by 127.0%.  At September 30, 2011, the interest rate on the term loan was 8.33%.

As part of our 2009 acquisition of BCS, we may be required to make additional payments to the previous owners of BCS for the 51% membership interest we purchased based on BCS achieving financial performance targets as defined by the purchase agreement.  The maximum amount of additional payments to the prior owners of BCS is $3.2 million per year in 2012 and 2013 and is contingent upon BCS achieving profitability targets based on earnings before interest, income taxes, depreciation and amortization in each of the years 2011 and 2012, respectively. In addition, we may be required to make additional payments to BCS of approximately $0.5 million in 2012 based on BCS achieving annual revenue targets in 2011.  We recorded $0.4 million, which represents the fair value of all the estimated future additional payments to the prior owners of BCS as of September 30, 2011 on the condensed consolidated balance sheet as a component of other long-term liabilities.  The purchase agreement provides us with the option to purchase the remaining 49% interest in BCS in 2013 at a price determined in accordance with the purchase agreement.  If we do not exercise this option the minority owners of BCS have the option in 2014 to purchase our 51% interest in BCS at a price determined in accordance with the purchase agreement or to jointly market BCS for sale.

We have significant U.S. federal income tax net operating loss carryforwards and research credit carryforwards. The Internal Revenue Code of 1986, as amended, imposes an annual limitation on the ability of a corporation that undergoes an “ownership change” to use its net operating loss and credit carryforwards to reduce its tax liability.  During the fourth quarter of 2010 we undertook a secondary offering.  As a result of the secondary offering a substantial change in our ownership occurred and we likely experienced an ownership change pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.  We are in the process with our advisors of evaluating the secondary offering and the potential impact, if any, on our ability to fully utilize net operating loss and research credit carry forwards. If it is ultimately determined that we did experience an ownership change, there would not be an impact to the condensed consolidated balance sheets at September 30, 2011 and December 31, 2010 and the condensed consolidated statement of operations as of September 30, 2011 due to us being in a valuation allowance position for federal tax purposes.

At September 30, 2011, we had a cash and cash equivalents balance of approximately $43.2 million, of which $8.8 million was held domestically and $34.4 million was held in foreign locations.  Our cash balance was not restricted at September 30, 2011.

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

Forward-Looking Statements

Portions of this report contain “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, our directors or officers with respect to, among other things, our (i) future product and facility expansion, (ii) acquisition strategy, (iii) investments and new product development, and (iv) growth opportunities related to awarded business.  Forward-looking statements may be identified by the words “will,” “may,” “designed to,” “believes,” “plans,” “expects,” “continue,” and similar words and expressions.  The forward-looking statements in this report are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other factors:

•	the loss or bankruptcy of a major customer;
•	the costs and timing of facility closures, business realignment, or similar actions;
•	a significant change in commercial, automotive, agricultural or off-highway vehicle production;
•	our ability to achieve cost reductions that offset or exceed customer-mandated selling price reductions;
•	a significant change in general economic conditions in any of the various countries in which we operate;
•	labor disruptions at our facilities or at any of our significant customers or suppliers;
•	the ability of our suppliers to supply us with parts and components at competitive prices on a timely basis;
•	the amount of our indebtedness and the restrictive covenants contained in the agreements governing our indebtedness, including our credit facilities and the senior secured notes;
•	customer acceptance of new products;
•	capital availability or costs, including changes in interest rates or market perceptions;
•	the failure to achieve the successful integration of any acquired company or business;
•	the occurrence or non-occurrence of circumstances beyond our control; and
•	those items described in Part I, Item IA (“Risk Factors”) of the Company’s 2010 SEC Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk presented within Part II, Item 7A of the Company’s 2010 SEC Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2011, an evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the PEO and PFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

STONERIDGE, INC.

Date: November 4, 2011	/s/ John C. Corey
John C. Corey
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2011	/s/ George E. Strickler
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