Form 10-K
period 2011-12-31
STONERIDGE INC
filed 2012-03-15
CIK 1043337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of June 30, 2011, the aggregate market value of the registrant’s Common Shares, without par value, held by non-affiliates of the registrant was approximately $345.1 million. The closing price of the Common Shares on June 30, 2011 as reported on the New York Stock Exchange was $14.74 per share. As of June 30, 2011, the number of Common Shares outstanding was 25,576,578.

The number of Common Shares, without par value, outstanding as of February 17, 2012 was 28,126,808.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2012, into Part III, Items 10, 11, 12, 13 and 14.

i

PART I

Item 1. Business.

Overview

Founded in 1965, Stoneridge, Inc. (the “Company”) is a global designer and manufacturer of highly engineered electrical and electronic components, modules and systems for the commercial vehicle, automotive, agricultural, motorcycle and off-highway vehicle markets. Our products and systems are critical elements in the management of mechanical and electrical systems to improve overall vehicle performance, convenience and monitoring in areas such as emissions control, fuel efficiency, safety, security and infotainment. Our extensive footprint, including our joint ventures, encompasses more than 25 locations in 15 countries and enables us to supply global and regional commercial vehicle, automotive, agricultural and off-highway vehicle manufacturers around the world. Our custom-engineered products and systems are used to activate equipment and accessories, monitor and display vehicle performance and control, distribute electrical power and signals and provide vehicle security convenience. Our product offerings consist of (i) vehicle instrumentation systems, (ii) vehicle management electronics, (iii) sensors, (iv) security alarms and vehicle tracking devices and monitoring services, (v) convenience accessories, (vi) power and signal distribution systems and (vii) application-specific switches and actuators. We supply the majority of our products, predominantly on a sole-source basis, to many of the world’s leading commercial vehicle and automotive original equipment manufacturers, (“OEMs”), and select non-vehicle OEMs, as well as certain commercial vehicle and automotive tier one suppliers. These OEMs are increasingly utilizing electronic technology to comply with more stringent regulations (particularly emissions and safety) and to meet end-user demand for improved vehicle performance and greater convenience. As a result, per-vehicle electronic content has been increasing. Our technology and our partnership-oriented approach to product design and development enables us to develop next-generation products and to excel in the transition from mechanical-based components and systems to electrical and electronic components, modules and systems. On December 31, 2011, the Company increased its ownership in PST Eletronica S.A. (now PST Eletronica Ltda. (“PST”)), to 74%. Subsequent to the increase in ownership, PST became a consolidated subsidiary of the Company. PST is a Brazil-based electronic system provider focused on security, infotainment and convenience accessories primarily for the South American automotive and motorcycle markets. PST sells its products through the aftermarket distribution channel, to factory authorized dealer installers, also referred to as original equipment services, direct to OEMs and through mass merchandisers.

Products

We conduct our business in three reportable segments: Electronics, Control Devices and PST. The Company’s operating segments in the Electronics and Control Devices segments are aggregated based on sharing similar economic characteristics. Other aggregation factors include the nature of the products offered and management and oversight responsibilities. The core products of the Electronics reportable segment include vehicle electrical power and distribution systems and electronic instrumentation and information display products. The core products of the Control Devices reportable segment include sensors, electronic and electrical switch products, valves and control actuation devices. The core products of PST include a wide variety of electronic devices for the automotive and motorcycle markets, which are comprised of vehicle alarms, convenience applications, vehicle monitoring and tracking devices and infotainment systems. We design and manufacture the following vehicle products:

Electronics. Our Electronics segment designs and manufactures electronic instrument clusters, electronic control units, driver information systems and electrical distribution systems (primarily wiring harnesses and connectors for electrical power and signal distribution). These products collect, store and display vehicle information such as speed, pressure, maintenance data, trip information, operator performance, temperature, distance traveled and driver messages related to vehicle performance. In addition, power distribution systems regulate, coordinate and direct the operation of the electrical system within a vehicle. These products use state-of-the-art hardware, software and multiplexing technology and are sold principally to the commercial vehicle, agricultural and off-highway vehicle markets. We also assemble entire instrument panels for the medium-and heavy-duty truck markets that are configured specifically to the OEM customer’s specifications.

Control Devices. Our Control Devices segment designs and manufactures products that monitor, measure or activate specific functions within a vehicle. This segment includes product lines such as sensors, switches, valves, and actuators, as well as other electronic products. Sensor products are employed in major vehicle systems such as the emissions, safety, powertrain, braking, climate control, steering and suspension systems. Switches transmit signals that activate specific functions. Our switch technology is principally used in two capacities, user-activated and hidden. User-activated switches are used by a vehicle’s operator or passengers to manually activate headlights, rear defrosters and other accessories. Hidden switches are not typically visible to vehicle operators or passengers and are engaged to activate or deactivate selected functions as part of normal vehicle operations, such as brake lights. In addition, our Control Devices segment designs and manufactures electromechanical actuator products that enable OEMs to deploy power functions in a vehicle and can be designed to integrate switching and control functions. We sell these products principally to the automotive market as well as the commercial vehicle and agricultural markets.

PST. Our PST segment specializes in the design, manufacture and sale of electronic vehicle security alarms, convenience accessories, vehicle tracking devices and monitoring services and in-vehicle audio and video devices primarily for the automotive and motorcycle industry. This segment includes product lines such as alarms, convenience applications, vehicle monitoring and tracking devices and infotainment systems. These products improve the performance, safety and convenience features of our customers’ vehicles. PST sells its products through the aftermarket distribution channel, to factory authorized dealer installers, also referred to as original equipment services, direct to OEMs and through mass merchandisers.

The following table sets forth for the periods indicated, the percentage of net sales attributable to our product categories and reportable segments for the years ended December 31:

Product Category	Segment (A)	2011	2010	2009
Vehicle electrical power & distribution systems	Electronics	43%	41%	40%
Electronic instrumentation & information display products	Electronics	24	22	23
Total Electronics		67%	63%	63%

Switch & position sensors	Control Devices	15%	17%	18%
Actuator & temperature, pressure & speed sensors	Control Devices	18	20	19
Total Control Devices		33%	37%	37%

(A)	The information presented in this table is not affected by the Company’s acquisition of a controlling interest in PST which occurred on December 31, 2011. See Note 2 to the consolidated financial statements included in this report.

Our products and systems are sold to numerous OEM and tier one supplier customers, in addition to aftermarket distributors and mass merchandisers, for use on many different vehicle platforms. We supply multiple different parts to many of our principal OEM and tier one customers under requirements contracts for a particular vehicle model. These contracts range in duration from one year to the production life of the model, which commonly extends for three to seven years. Approximately 73%, 68% and 67% of our net sales in 2011, 2010 and 2009, respectively, were derived from the commercial, agricultural and off-highway vehicle markets. Approximately 27%, 32% and 33% of our net sales in 2011, 2010 and 2009, respectively, were made to the automotive market.

For further information related to our reportable segments and financial information about geographic areas, see Note 12 to the consolidated financial statements included in this report.

Production Materials

The principal production materials used in the manufacturing process for our reportable segments include: copper wire and cables, electrical connectors, molded plastic components and resins, instrumentation and certain electrical components such as printed circuit boards, semiconductors, microprocessors, memory devices, resistors, capacitors, fuses, relays and infotainment devices. We purchase such materials pursuant to both annual contract and spot purchasing methods. Such materials are available from multiple sources, but we generally establish collaborative relationships with a qualified supplier for each of our key production materials in order to lower costs and enhance service and quality. As global demand for our production materials increases, we may have difficulties obtaining adequate production materials from our suppliers to satisfy our customers. Any extended period of time for which we cannot obtain adequate production material or which we experience an increase in the price of production material could materially affect our results of operations and financial condition.

Patents, Trademarks and Intellectual Property

We maintain and have pending various U.S. and foreign patents, trademarks and other rights to intellectual property relating to the reportable segments of our business, which we believe are appropriate to protect the Company's interests in existing products, new inventions, manufacturing processes and product developments. We do not believe any single patent is material to our business, nor would the expiration or invalidity of any patent have a material adverse effect on our business or ability to compete. We are not currently engaged in any material infringement litigation, nor are there any material infringement claims pending by or against the Company.

Industry Cyclicality and Seasonality

The markets for products in our reportable segments have been cyclical. Because these products are used principally in the production of vehicles for the commercial, automotive, agricultural, motorcycle and off-highway markets, sales, and therefore results of operations, are significantly dependent on the general state of the economy and other factors, like the impact of environmental regulations on our customers, which affect these markets. A decline in commercial, automotive, agricultural, motorcycle and off-highway vehicle production of our principal customers could adversely impact the Company. Seasonality within the markets that we serve also impacts our operations.

Customers

We are dependent on several customers for a significant percentage of our sales. The loss of any significant portion of our sales to these customers, or the loss of a significant customer, would have a material adverse impact on our financial condition and results of operations. We supply numerous different parts to each of our principal customers. Contracts with several of our customers provide for supplying their requirements for a particular model, rather than for manufacturing a specific quantity of products. Such contracts range from one year to the life of the model, which is generally three to seven years. These contracts are subject to renegotiation, which may affect product pricing and generally may be terminated by our customers at any time. Therefore, the loss of a contract for a major model or a significant decrease in demand for certain key models or group of related models sold by any of our major customers could have a material adverse impact on the Company. We may also enter into contracts to supply parts, the introduction of which may then be delayed or cancelled. We also compete to supply products for successor models and are therefore subject to the risk that the customer will not select the Company to produce products on any such model, which could have a material adverse impact on our financial condition and results of operations. In addition, we sell products to other customers that are ultimately sold to our principal customers.

The following table presents our principal customers, as a percentage of net sales:

Years ended December 31	2011 (A)	2010	2009
Navistar International Corporation	24%	24%	27%
Deere & Company	15	14	12
Ford Motor Company	6	8	9
General Motors Company	5	5	5
Scania Group	5	4	3
Other	45	45	44
Total	100%	100%	100%

(A)	The information presented in this table is not affected by the Company’s acquisition of a controlling interest in PST which occurred on December 31, 2011. See Note 2 to the consolidated financial statements included in this report.

Backlog

Our products are produced from readily available materials and have a relatively short manufacturing cycle; therefore our products are not on backlog status. Each of our production facilities maintains its own inventories and production schedules. Production capacity is adequate to handle current requirements and can be expanded to handle increased growth if needed.

Competition

The markets for our products in our reportable segments are highly competitive. The principal methods of competition are technological innovation, price, quality, performance, service and delivery. We compete for new business both at the beginning of the development of new models and upon the redesign of existing models for OEM customers. New model development generally begins two to five years before the marketing of such models to the public. Once a supplier has been selected to provide parts for a new program, an OEM customer will usually continue to purchase those parts from the selected supplier for the life of the program, although not necessarily for any model redesigns. We compete for aftermarket and mass merchandiser sales based on price, product functionality, quality and service.

Our diversity in products creates a wide range of competitors, which vary depending on both market and geographic location. We compete based on strong customer relations and a fast and flexible organization that develops technically effective solutions at or below target price. We compete against the following primary competitors:

Electronics. Our primary competitors include Bosch, Continental AG, Delphi Automotive PLC, Leoni, Nexans SA, PKC Group, and Yazaki Corporation.

Control Devices. Our primary competitors include BEI Sensors, Bosch, Continental AG, Delphi Automotive PLC, Denso Corporation, Hella KGaA Hueck & Co., Methode Electronics, Inc., Sensata, TRW Automotive Holdings Corp. and Visteon.

PST. Our primary competitors include Autolift, Autotrac, Brose, Car System, Graber, H-Buster, Ituran, M. Marelli, Quantum, Olimpus, Sascar, Segma, Sistec, Sony, Techcar and Tragial.

Product Development

Our research and development efforts for our reportable segments are largely product design and development oriented and consist primarily of applying known technologies to customer requests. We work closely with our customers to creatively solve customer requests using innovative approaches. The majority of our development expenses are related to customer-sponsored programs where we are involved in designing custom-engineered solutions for specific applications or for next generation technology. To further our vehicle platform penetration, we have also developed collaborative relationships with the design and engineering departments of key customers. These collaborative efforts have resulted in the development of new and complimentary products and the enhancement of existing products.

Our development work is largely performed on a decentralized basis. We have engineering and product development departments organized by market. To ensure knowledge sharing among decentralized development efforts, we have instituted a number of mechanisms and practices whereby innovation and best practices are shared. The decentralized product development operations are complimented by larger technology groups in Canton, Massachusetts, Lexington, Ohio, Stockholm, Sweden, Pune, India, Manaus, Brazil, and Sao Paulo, Brazil. In addition, during 2010, we opened a product development center in Shanghai, China, to focus on the developing Chinese market.

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

We have invested, and will continue to invest in technology to develop new products for our customers. Product development costs incurred in connection with the development of new products and manufacturing methods, to the extent not recoverable from the customer, are charged to selling, general and administrative expenses, as incurred. Such costs amounted to approximately $35.3 million, $37.6 million and $33.0 million for 2011, 2010 and 2009, respectively, or 4.6%, 5.9% and 6.9% of net sales for these periods.

We will continue shifting our investment spending toward the design and development of new products rather than focusing on sustaining existing product programs for specific customers, which allows us to sell our products to multiple customers. The typical product development process takes three to five years to show tangible results. As part of our effort to shift our investment spending, we reviewed our current product portfolio and adjusted our spending to either accelerate or eliminate our investment in these products based on our position in the market and the potential of the market and product.

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

Employees

As of December 31, 2011, we had approximately 10,800 employees, approximately 3,400 of whom were salaried and the balance of whom were paid on an hourly basis. Total employee headcount includes employees of PST, acquired on December 31, 2011. Although we have no collective bargaining agreements covering U.S. employees, certain employees located in Brazil, Estonia, France, Mexico, Spain, Sweden, and the United Kingdom either (i) are represented by a union and are covered by a collective bargaining agreement or (ii) are covered by works council or other employment arrangements required by law. We believe that relations with our employees are good.

Joint Ventures

We form joint ventures in order to achieve several strategic objectives, including (i) diversifying our business by expanding in high-growth regions, (ii) employing complementary design processes, growth technologies and intellectual capital and (iii) realizing cost savings from combined sourcing. We have joint ventures in Brazil, PST, and in India, Minda Stoneridge Instruments Ltd. (“Minda”), and continue to explore similar business opportunities in other global markets. We have a 74% interest in PST and a 49% interest in Minda. We entered into our PST joint venture in October 1997, acquiring a 50% interest. On December 31, 2011, we acquired an additional 24% interest. Prior to the acquisition of the additional interest, PST was accounted for using the equity method of accounting. Subsequent to the acquisition, PST became a consolidated subsidiary of the Company. We entered into our Minda joint venture in August 2004, this investment is accounted for using the equity method of accounting.

PST specializes in the design, manufacture and sale of electronic vehicle security alarms, convenience accessories, vehicle tracking devices and monitoring services and in-vehicle audio and video devices. PST sells its products through the aftermarket distribution channel, to factory authorized dealer installers, also referred to as original equipment services, direct to OEMs and through mass merchandisers. PST’s sales are to customers in South America. PST generated net sales of $234.2 million, $182.9 million and $140.7 million in 2011, 2010 and 2009, respectively. We received dividend payments of $0.0 million, $5.5 million and $7.3 million from PST in 2011, 2010 and 2009, respectively.

Minda manufactures electromechanical/electronic instrumentation equipment and sensors primarily for the automotive, motorcycle and commercial vehicle markets. We leverage our investment in Minda by sharing our knowledge and expertise in electrical components and systems and expanding Minda’s product offering through the joint development of our products designed for the market in India.

Our joint ventures have contributed positively to our financial results in 2011, 2010 and 2009. Equity earnings by joint venture are summarized in the following table (in thousands):

Years ended December 31	2011	2010	2009
PST	$8,805	$9,490	$7,385
Minda	1,229	856	390
Total equity earnings of investees	$10,034	$10,346	$7,775

Executive Officers of the Company

Each executive officer of the Company serves the Board of Directors at its pleasure. The Board of Directors generally appoints corporate officers annually. The executive officers for reporting purposes under the Securities and Exchange Act of 1934, as amended, of the Company are as follows:

Name	Age	Position
John C. Corey	64	President, Chief Executive Officer and Director
George E. Strickler	64	Executive Vice President, Chief Financial Officer and Treasurer
Richard M. Adante	65	Vice President of Operations
Thomas A. Beaver	58	Vice President of the Company and Vice President of Global Sales and Systems Engineering
Sergio de Cerqueira Leite	48	Chief Executive Officer of PST Eletronica Ltda.
Michael D. Sloan	55	Vice President of the Company and President of the Control Devices Division
Mark J. Tervalon	45	Vice President of the Company and President of the Electronics Division

John C. Corey, President, Chief Executive Officer and Director. Mr. Corey has served as President and Chief Executive Officer since being appointed by the Board of Directors in January 2006. Mr. Corey has served as a Director on the Board of Directors since January 2004. Prior to his employment with the Company, Mr. Corey served from October 2000, as President and Chief Executive Officer and Director of Safety Components International, a supplier of airbags and components, with worldwide operations. Mr. Corey has served as a Director and Chairman of the Board of Haynes International, Inc., a producer of metal alloys, since 2004.

George E. Strickler, Executive Vice President, Chief Financial Officer and Treasurer. Mr. Strickler has served as Executive Vice President and Chief Financial Officer since joining the Company in January 2006. Mr. Strickler was appointed Treasurer of the Company in February 2007. Prior to his employment with the Company, Mr. Strickler served as Executive Vice President and Chief Financial Officer for Republic Engineered Products, Inc. (“Republic”), from February 2004 to January 2006. Before joining Republic, Mr. Strickler was BorgWarner Inc.’s Executive Vice President and Chief Financial Officer from February 2001 to November 2003.

Richard M. Adante, Vice President of Operations. Mr. Adante has served as Vice President of Operations since May 2011. From November 2009 until his appointment at Stoneridge, Mr. Adante was consulting through his personal consulting firm, RMA Management Consultants. From July 2006 to November 2009, Mr. Adante served as the President of Hawthorn Manufacturing, now known as Crowne Group.

Thomas A. Beaver, Vice President of the Company and Vice President of Global Sales and Systems Engineering. Mr. Beaver has served as Vice President of the Company and Vice President of Global Sales and Systems Engineering since January 2005. Prior to that, Mr. Beaver served as Vice President of Stoneridge Sales and Marketing from January 2000 to January 2005.

Sergio de Cerqueira Leite, Chief Executive Officer of PST Eletronica Ltda. Mr. Leite is a founding partner of PST. He has held the Chief Executive Officer position since 1997. Prior to that, he worked in PST’s sales and marketing department.

Michael D. Sloan, Vice President of the Company and President of the Control Devices Division. Mr. Sloan has served as President of the Control Devices Division since July 2009 and Vice President of the Company since December 2009. Prior to that, Mr. Sloan served as Vice President and General Manager of Stoneridge Hi-Stat from February 2004 to July 2009.

Mark J. Tervalon, Vice President of the Company and President of the Stoneridge Electronics Division. Mr. Tervalon has served as President of the Stoneridge Electronics Division and Vice President of the Company since August 2006. Prior to that, Mr. Tervalon served as Vice President and General Manager of the Electronic Products Division from May 2002 to December 2003, when he became Vice President and General Manager of the Stoneridge Electronics Group until August 2006.

Available Information

We make available, free of charge through our website (www.stoneridge.com), our Annual Report on Form 10-K (“Annual Report”), Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, and other filings with the U.S. Securities and Exchange Commission (“SEC”), as soon as reasonably practicable after they are filed with the SEC. Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers, Whistleblower Policy and Procedures and the charters of the Board’s Audit, Compensation and Nominating and Corporate Governance Committees are posted on our website as well. Copies of these documents will be available to any shareholder upon request. Requests should be directed in writing to Investor Relations at Stoneridge, Inc., 9400 East Market Street, Warren, Ohio 44484.

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

Item 1A. Risk Factors.

Set forth below are some of the principal risks and uncertainties that may affect our business. In addition, future results could be materially affected by general industry and market conditions, changes in laws or accounting rules, general U.S. and non-U.S. economic and political conditions, including a global economic slow-down, fluctuation of interest rates or currency exchange rates, terrorism, political unrest or international conflicts, political instability or major health concerns, natural disasters, commodity prices or other disruptions of expected economic and business conditions. These risk factors should be considered in addition to our cautionary comments concerning forward-looking statements in this Annual Report, including statements related to markets for our products and trends in our business that involve a number of risks and uncertainties. Our separate section, “Forward-Looking Statements,” should be considered in addition to the following statements.

Our business is cyclical and seasonal in nature and downturns in the commercial, automotive, agricultural and off-highway vehicle markets could reduce the sales and profitability of our business.

The demand for our products is largely dependent on the domestic and foreign production of commercial, automotive, agricultural and off-highway vehicles. The markets for our products have been cyclical, because new vehicle demand is dependent on, among other things, consumer spending and is tied closely to the overall strength of the economy. Because our products are used principally in the production of vehicles for the commercial, automotive, agricultural and off-highway vehicle markets, our net sales, and therefore our results of operations, are significantly dependent on the general state of the economy and other factors which affect these markets. A decline in commercial, automotive, agricultural and off-highway vehicle production could adversely impact our results of operations and financial condition. In 2011, approximately 73% of our net sales were derived from commercial, agricultural and off-highway vehicle markets and approximately 27% were derived from the automotive market. Seasonality experienced by our served markets also impacts our operations.

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

OEM customers have exerted considerable pressure on component suppliers to reduce costs, improve quality and provide additional design and engineering capabilities and continue to demand and receive price reductions and measurable increases in quality through their use of competitive selection processes, rating programs and various other arrangements. We may be unable to generate sufficient production cost savings in the future to offset required price reductions. Additionally, OEMs have generally required component suppliers to provide more design engineering input at earlier stages of the product development process, the costs of which have, in some cases, been absorbed by the suppliers. Future price reductions, increased quality standards and additional engineering capabilities required by OEMs may reduce our profitability and have a material adverse effect on our business, financial condition or results of operations.

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

We are dependent on several principal customers for a significant percentage of our net sales. In 2011, our top three customers were Navistar International Corporation, Deere & Company and Ford Motor Company, which comprised 24%, 15% and 6% of our net sales, respectively. In 2011, our top ten customers accounted for 71% of our net sales. The loss of any significant portion of our sales to these customers or any other customers would have a material adverse impact on our results of operations and financial condition. The contracts we have entered into with many of our customers provide for supplying the customers’ requirements for a particular model, rather than for manufacturing a specific quantity of products. Such contracts range from one year to the life of the model, which is generally three to seven years. These contracts are subject to renegotiation, which may affect product pricing and generally may be terminated by our customers at any time. Therefore, the loss of a contract for a major model or a significant decrease in demand for certain key models or any group of related models sold by any of our major customers could have a material adverse impact on our results of operations and financial condition by reducing cash flows and our ability to spread costs over a larger revenue base. We also compete to supply products for successor models and are subject to the risk that the customer will not select us to produce products on any such model, which could have a material adverse impact on our business, financial condition or results of operations. In addition, we have significant receivable balances related to these customers and other major customers that would be at risk in the event of their bankruptcy.

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

We rely on independent dealers and distributors to sell certain products in the aftermarket sales channel and a disruption to this channel would harm our business.

Because we sell certain products such as security accessories and driver information products to independent dealers and distributors, we are subject to many risks, including risks related to their inventory levels and support for our products. If dealers and distributors do not maintain sufficient inventory levels to meet customer demand, our sales could be negatively impacted.

Our dealer network also sells products offered by our competitors. If our competitors offer our dealers more favorable terms, those dealers may de-emphasize or decline to carry our products. In the future, we may not be able to retain or attract a sufficient number of qualified dealers and distributors. If we are unable to maintain successful relationships with dealers and distributors, or to expand our distribution channels, our business will suffer.

We are dependent on the availability and price of raw materials and other supplies.

We require substantial amounts of raw materials and other supplies, and substantially all such materials we require are purchased from outside sources. The availability and prices of raw materials and other supplies may be subject to curtailment or change due to, among other things, new laws or regulations, suppliers’ allocations to other purchasers and interruptions in production by suppliers, weather emergencies, commercial disputes, acts of terrorism or war, changes in exchange rates and worldwide price levels. As demand for raw materials and other supplies increases as a result of a recovering economy, we may have difficulties obtaining adequate raw materials and other supplies from our suppliers to satisfy our customers. At times, we have experienced difficulty obtaining adequate supplies of semiconductors and memory chips for our Electronics segment and nylon and resins for our Control Devices segment. If we cannot obtain adequate raw materials and other supplies, or if we experience an increase in the price of raw materials and other supplies, our business, financial condition or results of operations could be materially adversely affected.

We use a variety of commodities, including copper, zinc, resins and certain other commodities. Increasing commodity costs could have a negative impact on our results. We have sought to alleviate the impact of increasing costs by including a material pass-through provision in our customer contracts whenever possible, and at times by selectively hedging a portion of our copper exposure. The inability to pass-through increasing commodity costs may have a material adverse effect on our business, financial condition or results of operations.

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

Our Global Positioning Systems (“GPS”) products depend upon satellites maintained by the United States Department of Defense. If a significant number of these satellites become inoperable, unavailable or are not replaced, or if the policies of the United States government for the use of the GPS without charge are changed, our business will suffer.

The GPS is a satellite-based navigation and positioning system consisting of a constellation of orbiting satellites. The satellites and their ground control and monitoring stations are maintained and operated by the United States Department of Defense. The Department of Defense does not currently charge users for access to the satellite signals. These satellites and their ground support systems are complex electronic systems subject to electronic and mechanical failures and possible sabotage. The satellites were originally designed to have lives of seven and a half years and are subject to damage by the hostile space environment in which they operate. However, of the current deployment of satellites in place, the average age is six years.

If a significant number of satellites were to become inoperable, unavailable or are not replaced, it would impair the current utility of our GPS products and the growth of market opportunities. In addition, there can be no assurance that the U.S. government will remain committed to the operation and maintenance of GPS satellites over a long period, or that the policies of the U.S. government that provide for the use of the GPS without charge and without accuracy degradation will remain unchanged. Because of the increasing commercial applications of the GPS, other U.S. government agencies may become involved in the administration or the regulation of the use of GPS signals. Any of the foregoing factors could affect the willingness of buyers of our products to select GPS-based products instead of products based on competing technologies, which could adversely affect our operational revenues and our financial condition.

We may incur material product liability costs.

We may be subject to product liability claims in the event that the failure of any of our products results in personal injury or death and we cannot assure you that we will not experience material product liability losses in the future. We cannot assure you that our product liability insurance will be adequate for liabilities ultimately incurred or that it will continue to be available on terms acceptable to us. In addition, if any of our products prove to be defective, we may be required to participate in government-imposed or customer OEM-instituted recalls involving such products. A successful claim brought against us that exceeds available insurance coverage or a requirement to participate in any product recall could have a material adverse effect on our business, financial condition or results of operations.

Increased or unexpected product warranty claims could adversely affect us.

We typically provide our customers a warranty covering workmanship, and in some cases materials, on products we manufacture. Our warranty generally provides that products will be free from defects and adhere to customer specifications. If a product fails to comply with the warranty, we may be obligated or compelled, at our expense, to correct any defect by repairing or replacing the defective product. We maintain warranty reserves in an amount based on historical trends of units sold and payment amounts, combined with our current understanding of the status of existing claims. To estimate the warranty reserves, we must forecast the resolution of existing claims, as well as expected future claims on products previously sold. The amounts estimated to be due and payable could differ materially from what we may ultimately be required to pay. An increase in the rate of warranty claims or the occurrence of unexpected warranty claims could have a material adverse effect on our customer relations and our financial condition or results of operations.

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

Disruptions in the financial markets could adversely impact the availability and cost of credit which could negatively affect our business.

Our credit facility has a maximum borrowing level of $100.0 million and is scheduled to expire on December 1, 2016. The available borrowing capacity on this credit facility is based on eligible current assets, as defined. As of December 31, 2011, we had undrawn borrowing capacity of $29.5 million, based on eligible current assets. We will need to refinance the credit facility prior to its expiration. Disruptions in the financial markets, including the bankruptcy, insolvency or restructuring of certain financial institutions, and the general lack of liquidity may adversely impact the availability and cost of credit. We may be required to refinance the credit facility at terms and rates that are less favorable than our current terms and rates, which could adversely affect our business, financial condition or results of operations.

Our debt obligations could limit our flexibility in managing our business and expose us to risks.

As of December 31, 2011, the face amount of our senior secured notes was $175.0 million. In addition, we are permitted under our credit facility and the indenture governing our senior secured notes to incur additional debt, subject to specified limitations. Our high degree of leverage and the terms of our indebtedness may have important consequences including the following:

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

The agreement governing our credit facility also requires us to maintain a ratio of (i) consolidated EBITDA, as defined in the credit facility, less specified items to (ii) consolidated fixed charges, as defined in the credit facility, of at least 1.10 to 1.00 whenever undrawn availability under the credit facility is less than $20 million. Our ability to comply with this fixed charge coverage ratio requirement, as well as the restrictive covenants under the terms of our indebtedness, may be affected by events beyond our control.

The restrictions contained in the indenture governing our senior secured notes and the agreement governing our credit facility could:

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

Our ability to make scheduled payments on, or to refinance, our obligations with respect to our indebtedness will depend on our financial and operating performance, which in turn will be affected by general economic conditions and by financial, competitive, regulatory and other factors beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future sources of capital will be available to us in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. If we are unable to generate sufficient cash flow to satisfy our debt obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot assure you that any refinancing would be possible, that any assets could be sold or, if sold, of the timing of the sales and the amount of proceeds that may be realized from those sales, or that additional financing could be obtained on acceptable terms, if at all. The credit facility and the indenture governing our senior secured notes restrict our ability to dispose of assets and use the proceeds from the disposition. Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms, could materially and adversely affect our business, financial condition and results of operations.

If we cannot make scheduled payments on our debt, we will be in default and, as a result, holders of the senior secured notes could declare all outstanding principal and interest to be due and payable, the lenders under our credit facility could terminate their commitments to lend us money, holders of the senior secured notes and the lenders under the credit facility could foreclose on or exercise other remedies against the assets securing the senior secured notes and borrowings under our credit facility and we could be forced into bankruptcy, liquidation or other insolvency proceedings, which, in each case, could result in your losing your investment in our Common Shares.

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

As of December 31, 2011, we had approximately 10,800 employees, approximately 3,400 of whom were salaried, and the balance of whom were paid on an hourly basis. Although we have no collective bargaining agreements covering U.S. employees, certain employees located in Brazil, Estonia, France, Mexico, Spain, Sweden and the United Kingdom either (i) are represented by a union and are covered by a collective bargaining agreement or (ii) are covered by works council or other employment arrangements required by law. We cannot assure you that other of our employees will not be represented by a labor organization in the future or that any of our facilities will not experience a work stoppage or other labor disruption. Any work stoppage or other labor disruption involving our employees, employees of our customers (many of which customers have employees who are represented by unions), or employees of our suppliers could have a material adverse effect on our business, financial condition or results of operations by disrupting our ability to manufacture our products or reducing the demand for our products.

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

We also may be required to investigate or clean up contamination resulting from past or current uses of our properties. At our former Sarasota, Florida, facility, for example, groundwater and soil contamination caused by operations before we acquired the facility will require future cleanup. The costs of such remediation could have a material adverse impact on our business, financial condition or results of operations. Although no other environmental matters have been identified, other matters involving environmental contamination may also have a material adverse impact on our business, financial condition or results of operations.

We are subject to risks related to our international operations.

Approximately 21.4% of our net sales in 2011 were derived from sales outside of North America. At December 31, 2011, significant concentrations of net assets outside of North America included $197.8 million assigned to South America and $53.5 million assigned to Europe. Non-current assets outside of North America accounted for approximately 72.9% of our non-current assets as of December 31, 2011. International sales and operations are subject to significant risks, including, among others:

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

Our business and financial results may be affected by certain events that we cannot anticipate or that are beyond our control, such as natural, like the Japanese earthquake or tsunami, or man-made disasters, national emergencies, significant labor strikes, work stoppages, political unrest, war or terrorist activities that could curtail production at our facilities or our suppliers’ facilities and cause delayed deliveries and canceled orders. In addition, we purchase components, raw materials, information technology and other services from numerous suppliers, and, even if our facilities are not directly affected by such events, we could be affected by interruptions at such suppliers. Such suppliers may not be able to quickly recover from such events and may be subject to additional risks such as financial problems that limit their ability to conduct their operations. We cannot assure you that we will have insurance to adequately compensate us for any of these events.

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

Our success will depend on our ability to attract and retain qualified employees.

Our success as a company depends substantially on the contributions and abilities of key executives and other employees. We must continue to recruit, retain and motivate management and other employees sufficient to maintain our current business and support our strategic initiatives. Our operating results could be adversely affected by increased costs due to greater competition for employees, higher employee turnover or increased employee benefit costs. Any unplanned turnover could diminish our institutional knowledge base and erode our competitive advantage.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company and its joint venture currently own or lease 21 manufacturing facilities that are in use, which together contain approximately 1.8 million square feet of manufacturing space. Of these manufacturing facilities, 12 are used by our Electronics reportable segment, six are used by our Control Devices reportable segment, three are used by our PST reportable segment and one is used by our joint venture company. The following table provides information regarding our facilities:

	Owned/		Square
Location	Leased	Use	Footage

Electronics
Juarez, Mexico (A)	Owned	Manufacturing/Division Office	183,854
Portland, Indiana	Owned	Manufacturing	182,000
Saltillo, Mexico	Leased	Manufacturing	144,929
Chihuahua, Mexico	Owned	Manufacturing	135,569
Monclova, Mexico	Leased	Manufacturing	114,140
Tallinn, Estonia (A)	Leased	Manufacturing	85,911
Walled Lake, Michigan	Leased	Manufacturing/Division Office	80,416
Orebro, Sweden	Leased	Manufacturing	77,472
Mitcheldean, England	Leased	Manufacturing (Vacant)	74,790
Chihuahua, Mexico	Leased	Manufacturing	61,619
El Paso, Texas	Leased	Warehouse	50,000
Chihuahua, Mexico	Leased	Manufacturing	49,805
Stockholm, Sweden	Leased	Engineering Office/Division Office	37,714
Chihuahua, Mexico	Leased	Warehouse	36,929
Dundee, Scotland	Leased	Manufacturing/Sales Office/Engineering Office	32,753
Portland, Indiana	Leased	Warehouse	25,000
Warren, Ohio	Leased	Engineering Office/Division Office	24,570
Chihuahua, Mexico	Leased	Engineering Office/Manufacturing	10,000
Bayonne, France	Leased	Sales Office/Warehouse	9,655
Stockholm, Sweden	Owned	Sales Office/Warehouse	2,013
Madrid, Spain	Leased	Sales Office/Warehouse	1,560
Rome, Italy	Leased	Sales Office	1,216
Control Devices
Lexington, Ohio	Owned	Manufacturing/Division Office	219,612
Canton, Massachusetts	Owned	Manufacturing	132,560
Suzhou, China (B)	Leased	Manufacturing/Warehouse/Division Office	25,737
Lexington, Ohio	Leased	Warehouse	15,000
Suzhou, China (B)	Leased	Manufacturing	12,228
Lexington, Ohio	Leased	Warehouse	7,788
Shanghai, China	Leased	Engineering Office/Sales Office	6,345
Suzhou, China (B)	Leased	Manufacturing	5,737
Lexington, Ohio	Leased	Manufacturing	2,700
PST
Manaus, Brazil	Owned	Manufacturing	102,247
São Paulo, Brazil	Owned	Manufacturing/Engineering Office/Sales Office	45,467
Buenos Aires, Argentina	Leased	Sales Office	3,551
Corporate
Novi, Michigan	Leased	Sales Office/Engineering Office	9,400
Warren, Ohio	Owned	Headquarters	7,500
Stuttgart, Germany	Leased	Sales Office/Engineering Office	1,000
Seoul, South Korea	Leased	Sales Office	330
Joint Venture
Pune, India	Owned	Manufacturing/Engineering Office/Sales Office	80,000

(A) These facilities are also used in the Control Devices reportable segment.

(B) This facility is also used in the Electronics reportable segment.

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

Item 4. Mine Safety Disclosure.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our shares are listed on the New York Stock Exchange (“NYSE”) under the symbol “SRI.” As of February 17, 2012, we had 28,126,808 Common Shares, without par value, outstanding which were owned by approximately 300 registered holders, including Common Shares held in the names of brokers and banks (so-called “street name” holdings) who are record holders with approximately 2,500 beneficial owners.

The Company has not historically paid or declared dividends, which are restricted under both our senior secured notes and our asset-based credit facility, on our Common Shares. We may only pay cash dividends in the future if immediately prior to and immediately after the payment is made, no event of default shall have occurred and outstanding indebtedness under our asset-based credit facility is not greater than or equal to $20.0 million before and after the payment of the dividend. We currently intend to retain earnings for acquisitions, working capital, capital expenditures, general corporate purposes and reduction in outstanding indebtedness. Accordingly, we do not expect to pay cash dividends in the foreseeable future.

High and low sales prices for our Common Shares for each quarter ended during 2011 and 2010 are as follows:

	Quarter Ended	High	Low
2011	March 31	$17.22	$14.18
	June 30	$15.44	$12.90
	September 30	$15.45	$5.17
	December 31	$9.17	$4.53
2010	March 31	$10.23	$6.00
	June 30	$12.30	$7.57
	September 30	$11.53	$7.02
	December 31	$17.19	$10.02

The Company did not repurchase any Common Shares in 2011 or 2010.

Set forth below is a line graph comparing the cumulative total return of a hypothetical investment in our Common Shares with the cumulative total return of hypothetical investments in the Morningstar Auto Parts Industry Group Index and the NYSE Composite Index based on the respective market price of each investment as of December 31, 2006, 2007, 2008, 2009, 2010 and 2011 assuming in each case an initial investment of $100 on December 31, 2006, and reinvestment of dividends.

	2006	2007	2008	2009	2010	2011
Stoneridge, Inc.	$100	$98	$56	$110	$193	$103
Morningstar Auto Parts Index(A)	$100	$111	$56	$95	$160	$124
NYSE Composite Index	$100	$109	$66	$85	$97	$93

(A)	The Morningstar Auto Parts Group Index was formerly known as the Hemscott Group – Industry Group 333 Index.

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

Years ended December 31 (in thousands, except per share data)	2011 (A)	2010 (B)	2009 (B)	2008 (B)	2007 (B)
Statement of Operations Data:
Net sales:
Electronics	$530,306	$414,337	$311,268	$533,328	$458,672
Control Devices	262,935	240,894	176,815	236,038	289,979
Eliminations	(27,868)	(20,005)	(12,931)	(16,668)	(21,531)
Total net sales	$765,373	$635,226	$475,152	$752,698	$727,120

Gross profit	$146,777	$145,556	$87,732	$166,899	$167,653

Operating income (loss) (C)	$13,526	$23,524	$(18,496)	$(42,659)	$34,729

Equity in earnings of investees	$10,034	$10,346	$7,775	$13,490	$10,893

Income (loss) before income taxes (C), (D)
Electronics	$(2,376)	$41,984	$(13,911)	$38,713	$20,692
Control Devices	17,145	15,877	(6,463)	(78,817)	15,933
Other corporate activities	72,266	(25,674)	8,577	10,649	8,498
Corporate interest	(15,393)	(20,163)	(21,782)	(20,708)	(21,969)
Total income (loss) before income taxes	$71,642	$12,024	$(33,579)	$(50,163)	$23,154

Net income (loss) (C), (E)	$45,537	$11,346	$(32,576)	$(96,915)	$16,601

Net income (loss) attributable to noncontrolling interest	(3,820)	(184)	82	-	-

Net income (loss) attributable to Stoneridge, Inc. and subsidiaries (C), (E)	$49,357	$11,530	$(32,658)	$(96,915)	$16,601

Basic net income (loss) per share (C), (E)	$2.04	$0.48	$(1.38)	$(4.15)	$0.72

Diluted net income (loss) per share (C), (E)	$2.00	$0.47	$(1.38)	$(4.15)	$0.71

Other Data:
Product development expenses	$35,263	$37,563	$32,993	$45,509	$45,223
Capital expenditures	$26,290	$18,574	$11,998	$24,573	$25,895
Depreciation and amortization (F)	$19,085	$19,285	$19,939	$26,399	$28,503

Balance Sheet Data (as of December 31):
Working capital	$131,420	$137,193	$145,306	$163,050	$186,839
Total assets	$697,657	$386,736	$367,008	$385,100	$529,820
Long-term debt, less current portion	$183,711	$167,903	$183,431	$183,000	$200,000
Shareholders' equity	$180,639	$91,219	$76,467	$94,421	$208,240

(A)	The acquisition of a controlling interest in PST occurred on December 31, 2011. See Note 2 to the consolidated financial statements included in this report. PST’s balance sheet is reflected in the consolidated balance sheet as of December 31, 2011. The Company recognized a one-time non-cash pre-tax gain of $65,372 related to the acquisition.

(B)	As discussed in Note 2 to our consolidated financial statements regarding our change in accounting for certain U.S. business inventories from the last-in, first-out method to the first-in, first-out method, selected financial data has been retrospectively adjusted.

(C)	Our 2008 operating loss, loss before income taxes, net loss, net loss attributable to Stoneridge, Inc. and subsidiaries and related basic and diluted net loss per share amounts includes a non-cash, pre-tax goodwill impairment loss of $65,175.

(D)	During the year ended December 31, 2010, we placed Stoneridge Pollak Limited (“SPL”) into administration. As a result, we recognized a gain within the Electronics reportable segment of $32,512 and losses within other corporate activities and within the Control Devices reportable segment of $32,039 and $473, respectively.

(E)	Our 2008 net loss, net loss attributable to Stoneridge, Inc. and subsidiaries and related basic and diluted net loss per share amounts includes a non-cash deferred tax asset valuation allowance of $62,006.

(F)	These amounts represent depreciation and amortization on fixed and certain finite-lived intangible assets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a global designer and manufacturer of highly engineered electrical and electronic components, modules and systems for the commercial, automotive, agricultural and off-highway vehicle markets.

On December 31, 2011, we completed the acquisition of an additional 24% controlling interest in PST Eletronica Ltda. (“PST”). As a result of the acquisition, we own 74% of the outstanding equity of PST, which is a Brazil-based electronics system provider focused on security, convenience and infotainment devices and services, primarily for the automotive and motorcycle markets. In exchange for the controlling interest in PST, we agreed to pay the sellers $29.7 million in cash and issued 1.9 million Company Common Shares. Prior to the acquisition of the controlling interest, see Note 2, PST was an unconsolidated joint venture accounted for under the equity method of accounting. Subsequent to the acquisition, PST is a consolidated subsidiary. Because PST was acquired on December 31, 2011, PST’s results of operations were not consolidated in the Company’s statement of operations for the year ended December 31, 2011. We have preliminarily allocated the PST purchase price to net tangible assets acquired, intangible assets, goodwill and noncontrolling interest of $160.7 million, $102.1 million, $64.1 million and $48.7 million, respectively, as of the acquisition date. These amounts were included on the consolidated balance sheet as of December 31, 2011 within the PST reportable segment. During the year ended December 31, 2011, we recognized a one-time non-cash pre-tax gain of $65.4 million and an after-tax gain of $42.5 million as a result of remeasuring the previously held equity interest in PST to fair value.

For the year ended December 31, 2011, net sales were $765.4 million, an increase of $130.2 million over our net sales for the year ended December 31, 2010 of $635.2 million. The increase in our net sales was primarily a result of the significant production volume increases experienced in our served markets during 2011, along with the contribution of net new business awards. Net income for the year ended December 31, 2011 was $49.4 million, or $2.00 per diluted share, compared with $11.5 million, or $0.47 per diluted share, for 2010. The after-tax gain as a result of the PST acquisition discussed in the prior paragraph contributed $1.72 to our 2011 per diluted share net income.

Our 2011 results were positively affected by improvements in the North American and European commercial vehicle markets. Production volumes in the North American automotive vehicle market increased by 9.9% during the year ended December 31, 2011 when compared to the year ended December 31, 2010. The commercial vehicle market production volumes in North America improved by 54.5% during the year ended December 31, 2011 when compared to the prior year, which resulted in increased net sales of approximately $34.7 million, primarily within our Electronics segment. Our net sales were also favorably affected by increased European commercial vehicle production volumes of 28.3% during the year ended December 31, 2011 as compared to the prior year. This increased production volume had a positive effect on our net sales of approximately $25.3 million, principally within the Electronics segment. Our 2011 net sales were further favorably affected by approximately $24.0 million, primarily within the Electronics segment due to production volume increases within the agricultural vehicle market. The automotive vehicle market production volume increase had a positive effect on our North American automotive vehicle market net sales of approximately $3.3 million, primarily within our Control Devices segment. Overall net sales were favorably affected by foreign currency exchange rates, primarily at our European Electronics operation, of approximately $11.6 million during the year ended December 31, 2011 when compared to the year ended December 31, 2010.

Offsetting positive revenue volume gains and negatively affecting our 2011 gross margin were significant fluctuations in certain foreign currency exchange rates and certain commodity prices, primarily the Mexican peso and copper. The fluctuations in these foreign exchange rates and commodity prices negatively impacted our results by approximately $6.2 million and $4.4 million, respectively, during the current year. Also, negatively affecting our current year results were operating inefficiencies experienced in our North American wiring locations within our Electronics segment which required us to add headcount and incur overtime and premium freight costs. As a result, our gross margin percentage decreased from 22.9% for the year ended December 31, 2010 to 19.2% for the year ended December 31, 2011. We are executing plans including reducing direct labor headcount and overtime and developing more efficient manufacturing processes to address these operating inefficiencies. These actions have reduced, and we expect them to continue to reduce, these types of costs.

Effective January 1, 2011, we elected to change our method of valuing inventories for certain U.S. businesses to the first-in, first-out (“FIFO”) method, while in prior years, these inventories were valued using the last-in, first-out (“LIFO”) method. As a result of this change, all inventories are valued using the FIFO method. We believe the change is preferable as it conforms the inventory costing methods for all of our inventories to a single method and improves comparability with our industry peers. The FIFO method also better reflects current acquisition cost of those inventories on our consolidated balance sheets. All prior periods presented herein have been adjusted to apply the new method retrospectively and conform to the current costing methodology. For the years ended December 31, 2011 and 2010, the effect of the change on our inventory costing method was a decrease in net income of $0.3 million and an increase of $0.7 million, respectively, after the change in accounting principle was applied to prior periods.

Our selling, general and administrative (“SG&A”) increased from $122.0 million for the year ended December 31, 2010 to $133.3 million for the year ended December 31, 2011. This $11.3 million, or 9.3%, increase in SG&A was largely due to the non-cash goodwill impairment charge of $4.9 million related to Bolton Conductive Sytems, LLC (“BCS”) and increased incentive compensation expenses due to the achievement of EPS targets resulting from the gain recognized on our previously held equity interest in PST. In addition, we recognized $849 of acquisition related costs during the year ended December 31, 2011 related to the PST acquisition. Our SG&A costs decreased as a percentage of net sales because of the increase in net sales recognized in the current year when compared to the prior year.

Our results for the year ended December 31, 2010 were also favorably affected by the wind down of our wholly-owned subsidiary, Stoneridge Pollak Limited (“SPL”), located in Mitcheldean, United Kingdom.  On February 23, 2010, we placed SPL into administration (a structured bankruptcy) in the United Kingdom.  We had previously ceased SPL’s manufacturing operations in December 2008, as part of the restructuring initiatives announced in October 2007.   The remaining assets and customer contracts of SPL were transferred to our other subsidiaries subsequent to SPL filing for administration.  We recognized a net gain within other expense (income), net of approximately $2.3 million, primarily from the reversal of the cumulative translation adjustment account, which had previously been included as a component of accumulated other comprehensive income within shareholders’ equity.  In addition, we recognized a tax benefit of approximately $1.2 million from the reversal of deferred tax liabilities; primarily employee benefit related which were also previously included as a component of accumulated other comprehensive income.

At December 31, 2011 and 2010, we maintained a cash and cash equivalents balance of $78.8 million and $72.0 million, respectively. Our cash balance at December 31, 2011 included $19.8 million which was used to pay for a portion of the acquisition of the additional interest in PST on January 5, 2012. As discussed in Note 4 to the consolidated financial statements, at December 31, 2011, we had $38.0 million in borrowings outstanding on our asset-based credit facility (the “credit facility”). At December 31, 2011 and 2010, we had undrawn borrowing capacity of $29.5 million and $61.3 million, respectively.

Outlook

The North American automotive vehicle market has recovered significantly from recent levels, which has had a favorable effect on our Control Devices segment’s results. North American automotive vehicle production was 13.1 million units for 2011. For 2012, this production volume is forecasted to be in the range of 13.5 million to 13.9 million units. If this forecasted increase in production volume occurs, it will favorably affect our Control Devices segment.

The North American commercial vehicle market is expected to continue to increase through 2012. If this forecasted increase in production volume occurs, it will favorably affect our Electronics segment.

The European commercial vehicle market is expected to decline in 2012. If this forecasted decrease in production volumes occurs, it will negatively affect our European Electronics segment.

Agricultural vehicle production increased in 2011 when compared to 2010, which favorably affected both our Electronics and Control Devices segments. We believe that this market will continue to improve during 2012.

Our PST segment revenues are expected to be in the range of $240.0 million to $270.0 million in 2012.

Our 2012 results could be unfavorably affected by increased commodity prices, specifically copper. Copper prices increased during 2010 and have continued to fluctuate in 2011.  We entered into fixed price commodity contracts for a portion of our 2012 copper purchases. In addition, a portion of our 2012 sales will be subject to copper surcharge billings to our customers that will mitigate this increase in raw material costs. Our 2012 results could also be negatively affected by unfavorable foreign currency exchange rates. We have significant foreign denominated transaction exposure in certain locations, especially in Mexico, Sweden and Brazil.  We have entered into foreign currency forward contracts to reduce exposure related to the Mexican peso.

Results of Operations

We are primarily organized by markets served and products produced. Under this structure, our operations have been organized into three reportable segments: Electronics, Control Devices and PST. The Electronics reportable segment includes results of operations that design and manufacture electronic instrument clusters, electronic control units, driver information systems and electrical distribution systems, primarily wiring harnesses and connectors for electrical power and signal distribution. The Control Devices reportable segment includes results of operations that design and manufacture sensors, switches, valves and actuators. The PST reportable segment specializes in the design, manufacture and sale of electronic vehicle security alarms, convenience accessories, vehicle tracking devices and monitoring services and in-vehicle audio and video devices in South America. PST’s results of operations will be included in the consolidated results of the Company beginning on January 1, 2012 due to the acquisition on December 31, 2011.

Year Ended December 31, 2011 Compared To Year Ended December 31, 2010

Net Sales. Net sales for our reportable segments, excluding inter-segment sales are summarized in the following table (in thousands):

					Dollar	Percent
Years ended December 31	2011		2010		increase	increase
Electronics	$506,057	66.1%	$397,630	62.6%	$108,427	27.3%
Control Devices	259,316	33.9	237,596	37.4	21,720	9.1%
Total net sales (A)	$765,373	100.0%	$635,226	100.0%	$130,147	20.5%

(A)	The information presented in this table is not affected by the Company’s acquisition of a controlling interest in PST which occurred on December 31, 2011. See Note 2 to the consolidated financial statements included in this report.

Our Electronics segment was positively affected by increased volume in our served markets by approximately $82.9 million for the year ended December 31, 2011 when compared to the prior year.  The increase in net sales for our Electronics segment was primarily due to volume increases in our North American and European commercial vehicle products. Commercial vehicle market production volumes in North America and Europe increased by 54.5% and 28.2%, respectively, during the year ended December 31, 2011 when compared to the prior year.  The increase in North American and European commercial vehicle production positively affected net sales in our Electronics segment for the year ended December 31, 2011 by approximately $32.6 million, or 17.1%, and $25.2 million, or 23.6%, respectively. Net sales within our Electronics segment were also favorably affected by approximately $22.3 million as a result of production volume increases in the agricultural vehicle market during the year ended December 31, 2011 when compared to the prior year. Our Electronics segment net sales also increased due to increases in net new business primarily for North American wiring products. In addition, the Electronics segment net sales were favorably affected by foreign currency fluctuations of approximately $11.4 million for the year ended December 31, 2011 when compared to the prior year.

Our Control Devices segment was positively affected by increased volume in our served markets by approximately $10.8 million for the year ended December 31, 2011 when compared to the prior year. The increase in net sales for our Control Devices segment was primarily attributable to production volume increases at our major customers in the North American automotive vehicle market, which increased by 9.9% during the year ended December 31, 2011 when compared to the year ended December 31, 2010. Volume increases within the automotive vehicle market of our Control Devices segment increased net sales for the year ended December 31, 2011 by approximately $2.7 million, or 1.5%, when compared to the prior year. In addition, our Control Devices net sales were approximately $2.2 million and $1.7 million higher for the year ended December 31, 2011, when compared to the prior year, as a result of production volume increases within the commercial and agricultural vehicle markets, respectively. Our Control Devices segment net sales also increased due to increases in net new business, mostly related to our emissions sensors for the commercial vehicle market.

Net sales by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
Years ended December 31	2011		2010		increase	increase
North America	$601,490	78.6%	$513,455	80.8%	$88,035	17.1%
Europe and other	163,883	21.4	121,771	19.2	42,112	34.6%
Total net sales	$765,373	100.0%	$635,226	100.0%	$130,147	20.5%

The North American geographic location consists of the results of our operations in the United States and Mexico.

The increase in North American net sales was primarily attributable to increased sales volume in our North American commercial, agricultural and automotive vehicle markets. These increased volume levels had a positive effect on our net sales for the year ended December 31, 2011 of $34.7 million, $24.0 million and $3.3 million for our North American commercial, agricultural and automotive vehicle markets, respectively. Our increase in North American net sales was also favorably affected by net new business of wiring products during the current period. Our increase in net sales outside of North America was primarily due to increased sales of European commercial vehicle market products, which had a positive effect on our net sales for the year ended December 31, 2011 of approximately $25.3 million. In addition, our 2011 net sales outside of North America were positively affected by foreign currency fluctuations of approximately $11.6 million.

Consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

					Dollar
					increase/
Years ended December 31	2011		2010		(decrease)
				As adjusted
Net sales	$765,373	100.0%	$635,226	100.0%	$130,147
Costs and Expenses:
Cost of goods sold	618,596	80.8	489,670	77.1	128,926
Selling, general and administrative	128,306	16.8	122,032	19.2	6,274
Goodwill impairment charge	4,945	0.6	-	-	4,945
Operating income	13,526	1.8	23,524	3.7	(9,998)
Interest expense, net	17,234	2.3	21,780	3.4	(4,546)
Equity in earnings of investees	(10,034)	(1.3)	(10,346)	(1.6)	312
Loss on early extinguishment of debt	-	-	1,346	0.2	(1,346)
Gain on previously held equity interest	(65,372)	(8.5)	-	-	(65,372)
Other expense (income), net	56	-	(1,280)	(0.2)	1,336
Income before income taxes	71,642	9.3	12,024	1.9	59,618
Provision for income taxes	26,105	3.4	678	0.1	25,427
Net income	45,537	5.9	11,346	1.8	34,191
Net loss attributable to noncontrolling interest	(3,820)	(0.5)	(184)	-	(3,636)
Net income attributable to Stoneridge, Inc. and subsidiaries	$49,357	6.4%	$11,530	1.8%	$37,827

Cost of Goods Sold. Although we benefited from increased sales during 2011 when compared to 2010, our increase in cost of goods sold outpaced our increase in net sales on a percentage basis. The primary drivers of the increase in cost of goods sold as a percent of net sales are certain unfavorable foreign exchange rates, higher commodity prices and operating inefficiencies, within our North American wiring locations in our Electronics segment. The unfavorable movement in the Mexican peso compared to the U.S. dollar negatively affected our 2011 gross margin. This negative foreign currency exposure has increased our cost of goods sold by approximately $6.2 million during the year ended December 31, 2011. Commodity prices, principally copper, have fluctuated significantly from the prior year, which had a negative impact of approximately $4.4 million during the year ended December 31, 2011. Our gross margin percentage was further negatively impacted by the increase in volume in 2011, resulting in higher copper purchases as the increase in copper prices outpaced our increase in net sales. Also, during the year ended December 31, 2011 we experienced operating inefficiencies, primarily in the form of unfavorable labor variances and premium freight charges in order to meet customer demands. Labor inefficiencies (overtime and additional headcount) at our North American wiring facilities negatively affected our results by approximately $4.9 million. Premium freight charges between the periods presented increased by approximately $2.2 million. We are executing plans to address these inefficiencies including reducing direct labor headcount and overtime and developing more efficient manufacturing processes. We have reduced, and expect to continue to reduce, these types of costs. Our material cost as a percentage of net sales for our Electronics segment for the years ended December 31, 2011 and 2010 was 58.2% and 56.4%, respectively. This increase is largely due to copper volatility during 2011. Our materials cost as a percentage of sales for the Control Devices segment increased from 52.7% for 2010 to 55.6% for the year ended December 31, 2011. The increase in direct materials as a percentage of net sales for the Control Devices segment is primarily a result of higher commodity prices incurred, principally precious metals, rare earth magnets and resins, during 2011.

Selling, General and Administrative. Product development expenses included in SG&A were $35.3 million and $37.6 million for 2011 and 2010, respectively. These product development costs, net of amounts reimbursed by customers, are a result of our customers’ new product launches scheduled in the near term. Our SG&A costs decreased as a percentage of net sales due to the increase in net sales recognized in the current year when compared to the prior year. Included within selling, general and administrative for the year ended December 31, 2011 is $0.8 million within our Electronics reportable segment related to an impairment charge for certain capitalized software costs that were determined to no longer represent a future realizable benefit. In addition, we recognized $0.8 million of acquisition related costs during the year ended December 31, 2011 related to the PST acquisition. SG&A costs were also higher due to incentive compensation expenses due to the achievement of EPS targets resulting from the gain recognized on our previously held equity interest in PST.

Costs incurred during the year ended December 31, 2011 related to restructuring initiatives amounted to approximately $1.0 million and were related to contract termination costs in connection with our cancelled lease in Mitcheldean, United Kingdom. During 2011, the Company continued negotiations in regards to this lease and recorded additional amounts to reflect the expected costs to be paid under the currently proposed modified lease terms. Restructuring charges for the year ended December 31, 2010 were approximately $0.3 million and were comprised of one-time termination benefits and contract termination costs. These restructuring actions were in response to the depressed conditions in the European and North American commercial vehicle markets as well as the North American automotive vehicle market. Restructuring expenses that were general and administrative in nature were included in the Company’s consolidated statements of operations as a component of selling, general and administrative for the years ended December 31, 2011 and 2010.

Restructuring charges, general and administrative in nature, recorded by reportable segment during the year ended December 31, 2011 were as follows (in thousands):

	Electronics	Control Devices	Total consolidated restructuring charges
Contract termination costs	$951	$-	$951
Total general and administrative restructuring charges	$951	$-	$951

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

Goodwill Impairment Charge. During the fourth quarter of 2011, we performed our annual goodwill impairment test. As a result, our goodwill related to Bolton Conductive Systems, LLC (“BCS”) was determined to be impaired and was partially written down. A goodwill impairment charge of $4.9 million was recorded during the year ended December 31, 2011. A portion of the goodwill impairment charge, $2.4 million, representing our minority partner’s ownership interest, was recognized as an increase in net loss attributable to noncontrolling interest on the consolidated statement of operations for the year ended December 31, 2011. We recognized the goodwill impairment charge within our Electronics reportable segment. The goodwill impairment charge was due to a reduction in military and defense related spending by customers since the acquisition of BCS.

Interest Expense, net. The decrease in interest expense, net during the year ended December 31, 2011 when compared to the prior year is due to the refinancing of our senior secured notes and our entering into a fixed-to-variable interest rate swap agreement (the “Swap”) during the fourth quarter of 2010. Our interest expense was approximately $4.9 million lower during the current year as a result of the refinancing and the lower interest rate in effect based on the Swap.

Equity in Earnings of Investees. The decrease in equity earnings of investees was attributable to the decrease in equity earnings recognized from our PST joint venture. Equity earnings for PST decreased from $9.5 million for the year ended December 31, 2010 to $8.8 million for the year ended December 31, 2011. PST’s higher sales volume for the year ended December 31, 2011 did not result in higher income due to the cost of launching an audio product line and a shift in the sales mix. Equity earnings for Minda Stoneridge Instruments Ltd. (“Minda”) increased from $0.9 million for the year ended December 31, 2010 to $1.2 million for the year ended December 31, 2011. This increase primarily reflects higher volumes for Minda’s products during the current year.

Loss on Early Extinguishment of Debt. In 2010, we recognized a loss of $1.3 million on early extinguishment of our $183.0 million senior notes. This loss was primarily comprised of a $1.0 million charge related to the write-off of unamortized deferred financing costs associated with the extinguished senior notes. In addition, we incurred $0.3 million of expenses for premiums paid to senior note holders who tendered their notes early and for professional fees associated with the tender offer.

Gain on Previously Held Equity Interest. As a result of obtaining a controlling interest in PST on December 31, 2011, the Company’s previously held equity interest in PST of 50% was remeasured to an acquisition date fair value. As a result, we recognized a one-time non-cash gain of $65.4 million related to the acquisition.

Other Expense (Income), net. We record certain foreign currency transaction and forward currency hedge contract gains and losses as a component of other expense (income), net on the consolidated statement of operations. Our results for the year ended December 31, 2011 were unfavorably affected by approximately $2.5 million due to the volatility in certain foreign exchange rates between periods. As a result of placing SPL into administration, we recognized a gain of approximately $2.3 million during the year ended December 31, 2010 within other expense (income), net on the consolidated statement of operations.  This gain is primarily related to the reversal of the cumulative translation adjustment account, which had previously been included as a component of other comprehensive income within shareholders’ equity. The gain is partially offset by foreign currency loss during the year ended December 31, 2010 of approximately $1.0 million.

Income Before Income Taxes. Income (loss) before income taxes is summarized in the following table by reportable segment (in thousands):

			Dollar	Percent
			increase /	increase /
Years ended December 31	2011	2010	(decrease)	(decrease)
		As adjusted
Electronics (A)	$(2,376)	$9,472	$(11,848)	(125.1)%
Control Devices (A)	17,145	16,350	795	4.9%
Other corporate activities (A)	72,266	6,365	65,901	NM
Corporate interest expense	(15,393)	(20,163)	4,770	23.7%
Income before income taxes (B)	$71,642	$12,024	$59,618	495.8%

NM not meaningful

(A)	Income before income taxes for the year ended December 31, 2010 excludes the impact of placing SPL into administration. As a result of placing SPL into administration, we recognized a gain within the Electronics segment of $32,512 and a loss within the Control Devices segment and other corporate activities of $473 and $32,039, respectively. These gains and losses were primarily the result of eliminating SPL's intercompany debt and equity structure.

(B)	Includes $65.4 million due to a one-time non-cash pre-tax gain from the PST acquisition.

Although net sales within our Electronics segment increased during the year ended December 31, 2011 when compared to the prior year, our income before income taxes declined between periods.  This decrease in profitability is primarily due to factors affecting our North American wiring locations within the Electronics operating segment as discussed above.  The primary drivers of the decrease in profitability are certain unfavorable foreign exchange rates, higher commodity prices and operating inefficiencies. An unfavorable movement in the Mexican peso to the U.S. dollar and higher commodity costs resulting from increasing copper prices negatively affected earnings by $6.2 million and $4.4 million, respectively. We experienced operating inefficiencies primarily in the form of unfavorable labor variances and premium freight charges in order to meet higher levels of customer demand. Labor variances and premium freight charges were higher than the prior period by $4.9 million and $2.2 million, respectively. We are executing plans to address these operating inefficiencies including reducing direct labor headcount and developing more efficient manufacturing processes. We have reduced, and expect to continue to reduce, these types of costs in the future.

The increase in profitability in the Control Devices reportable segment was primarily due to increased sales volume for the year ended December 31, 2011 when compared to the year ended December 31, 2010.  Production volume increases favorably affected our net sales within the Control Devices segment by approximately $10.8 million for the year ended December 31, 2011 when compared to the prior year.

The increase in income before income taxes from other corporate activities was due to the one-time non-cash gain of $65.4 million from the acquisition of a controlling interest in PST.

Income before income taxes by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
Years ended December 31	2011		2010		increase	increase
				As adjusted
North America (A) (B)	$65,167	91.0%	$9,834	81.8%	$55,333	562.7%
Europe and other (A)	6,475	9.0	2,190	18.2	4,285	195.7%
Income before income taxes	$71,642	100.0%	$12,024	100.0%	$59,618	495.8%

(A)	Income before income taxes for the year ended December 31, 2010 excludes the impact of placing SPL into administration. As a result of placing SPL into administration, we recognized a gain within Europe and other and a loss within North America of $32,430. These gains and losses were primarily the result of eliminating SPL's intercompany debt and equity structure.
(B)	Includes $65.4 million due to a one-time non-cash pre-tax gain from the PST acquisition.

North America income before income taxes includes interest expense, net of approximately $15.5 million and $21.6 million for the year ended December 31, 2011 and 2010, respectively.

The increase in profitability in North America was primarily attributable to the one-time non-cash gain related to the acquisition of an additional interest in PST. Increased volume in the North American commercial and agricultural vehicle markets during the year ended December 31, 2011 as compared to the prior year also had a favorable affect on our profitability. Offsetting the higher sales levels were higher commodity prices, certain unfavorable foreign exchange rates and operating inefficiencies each discussed above. Our results in Europe and other were favorably affected by increased European commercial vehicle market sales during the current year.

Provision (Benefit) for Income Taxes. We recognized a provision for income taxes of $26.1 million, or 36.4% of our pre-tax net income, and $0.7 million, or 5.6% of pre-tax net income, for federal, state and foreign income taxes for 2011 and 2010, respectively. The Company continues to conclude that it is more-likely-than-not that our deferred tax assets will not be realized and provides a valuation allowance offsetting federal, state and certain foreign deferred tax assets. The increase in tax expense for the year ended December 31, 2011 compared to the same period for 2010 was primarily attributable to the tax expense related to the gain on the remeasurement to fair value of the previously held equity investment in PST. Excluding the tax on the PST gain, 2011 tax expense increased compared to 2010 due to improved performance of our European operations. In addition, 2010 tax expense included a tax benefit for the reversal of a deferred tax liability related to our UK operations that was previously included as a component of accumulated other comprehensive income within shareholders’ equity.

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

Consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

					Dollar
					increase/
Years ended December 31	2010		2009		(decrease)
	As adjusted		As adjusted

Net sales	$635,226	100.0%	$475,152	100.0%	$160,074

Costs and Expenses:
Cost of goods sold	489,670	77.1	387,420	81.5	102,250
Selling, general and administrative	122,032	19.2	106,228	22.4	15,804

Operating income (loss)	23,524	3.7	(18,496)	(3.9)	42,020

Interest expense, net	21,780	3.4	21,965	4.6	(185)
Equity in earnings of investees	(10,346)	(1.6)	(7,775)	(1.6)	(2,571)
Loss on early extinguishment of debt	1,346	0.2	-	-	1,346
Other (income) expense, net	(1,280)	(0.2)	893	0.2	(2,173)

Income (loss) before income taxes	12,024	1.9	(33,579)	(7.1)	45,603

Provision (benefit) for income taxes	678	0.1	(1,003)	(0.2)	1,681

Net income (loss)	11,346	1.8	(32,576)	(6.9)	43,922

Net income (loss) attributable to noncontrolling interest	(184)	-	82	-	(266)

Net income (loss) attributable to Stoneridge, Inc. and subsidiaries	$11,530	1.8%	$(32,658)	(6.9)%	$44,188

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

Selling, General and Administrative. Product development expenses included in SG&A were $37.6 million and $33.0 million for 2010 and 2009, respectively. The increase in product development costs is a result of our customers’ new product launches in the near term. The increase in SG&A costs excluding product development expenses was mainly due to higher employee related costs of approximately $9.2 million, primarily incentive compensation. Our SG&A costs decreased as a percentage of net sales because of the increase in net sales recognized in the current period when compared to the prior year period.

Costs from our restructuring initiatives for the year ended December 31, 2010 decreased compared to the year ended December 31, 2009 as a result of our restructuring initiatives nearing completion. Costs incurred during the year ended December 31, 2010 related to restructuring initiatives amounted to approximately $0.3 million and were comprised of one-time termination benefits and contract termination costs. These restructuring actions within our Electronics segment were a combination of severance costs as a result of the continuation of restructuring initiatives which began in 2007 and related to our cancelled lease in Mitcheldean, United Kingdom. Restructuring charges for the year ended December 31, 2009 were approximately $3.7 million and were primarily comprised of one-time termination benefits. These restructuring actions were in response to the depressed conditions in the European and North American commercial vehicle markets as well as the North American automotive vehicle market. Restructuring expenses that were general and administrative in nature were included in the Company’s consolidated statements of operations as a component of SG&A, while the remaining restructuring related expenses were included in cost of goods sold. Restructuring charges, general and administrative in nature, recorded by reportable segment during the year ended December 31, 2010 were as follows (in thousands):

			Total
			consolidated
		Control	restructuring
	Electronics	Devices	charges
Severance costs	$183	$-	$183
Contract termination costs	121	-	121
Total general and administrative restructuring charges	$304	$-	$304

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

Restructuring charges, general and administrative in nature, recorded by reportable segment during the year ended December 31, 2009 were as follows (in thousands):

			Total
			consolidated
		Control	restructuring
	Electronics	Devices	charges
Severance costs	$2,237	$1,034	$3,271
Contract termination costs	374	-	374
Total general and administrative restructuring charges	$2,611	$1,034	$3,645

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

Income (Loss) Before Income Taxes. Income (loss) before income taxes is summarized in the following table by reportable segment (in thousands):

			Dollar	Percent
			increase /	increase /
Years ended December 31	2010	2009	(decrease)	(decrease)
	As adjusted	As adjusted
Electronics (A)	$9,472	$(13,911)	$23,383	168.1%
Control Devices (A)	16,350	(6,463)	22,813	353.0%
Other corporate activities (A)	6,365	8,577	(2,213)	(25.8)%
Corporate interest expense	(20,163)	(21,782)	1,619	7.4%
Income (loss) before income taxes	$12,024	$(33,579)	$45,603	135.8%

(A)	Income before income taxes for the year ended December 31, 2010 excludes the impact of placing SPL into administration. As a result of placing SPL into administration, we recognized a gain within the Electronics segment of $32,512 and a loss within the Control Devices segment and other corporate activities of $473 and $32,039, respectively. These gains and losses were primarily the result of eliminating SPL's intercompany debt and equity structure.

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

Income (loss) before income taxes by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
Years ended December 31	2010		2009		increase	increase
	As adjusted		As adjusted
North America (A)	$9,834	81.8%	$(16,968)	50.5%	$26,802	158.0%
Europe and other (A)	2,190	18.2	(16,611)	49.5	18,801	113.2%
Income (loss) before income taxes	$12,024	100.0%	$(33,579)	100.0%	$45,603	135.8%

(A)	Income before income taxes for the year ended December 31, 2010 excludes the impact of placing SPL into administration. As a result of placing SPL into administration, we recognized a gain within Europe and other and a loss within North America of $32,430. These gains and losses were primarily the result of eliminating SPL's intercompany debt and equity structure.

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

Provision (Benefit) for Income Taxes. We recognized a provision (benefit) for income taxes of $0.7 million, or 5.6% of our pre-tax net income, and $(1.0) million, or 3.0% of pre-tax net loss, for federal, state and foreign income taxes for 2010 and 2009, respectively. As of December 31, 2010, the Company continues to be in a cumulative loss position and provides a valuation allowance offsetting federal, state and certain foreign deferred tax assets. The increase in tax expense for the year ended December 31, 2010 compared to the same period for 2009 was primarily attributable to the improved financial performance in most foreign locations including the improved financial performance of our PST joint venture which we are required to provide deferred tax expense on our share of its earnings. The increase in tax expense for the year ended December 31, 2010 was partially offset by a reduction in the U.S. valuation allowance due to the receipt of PST dividends as well as a tax benefit related to our United Kingdom operations. As a result of placing SPL into administration, as described in Note 13, the Company recognized a tax benefit of approximately $1.2 million for United Kingdom jurisdictions during the year ended December 31, 2010, from the reversal of deferred tax liabilities, primarily employee benefit related, that were previously included as a component of accumulated other comprehensive income within shareholders’ equity.

Liquidity and Capital Resources

Summary of Cash Flows for the years ended December 31, 2011 and 2010 (in thousands):

			Dollar
			increase /
	2011	2010	(decrease)
Net cash provided by (used for):
Operating activities	$921	$13,851	$(15,085)
Investing activities	(29,783)	(18,518)	(11,265)
Financing activities	37,522	(14,029)	53,706
Effect of exchange rate changes on cash and cash equivalents	(1,903)	(1,237)	(666)
Net change in cash and cash equivalents	$6,757	$(19,933)	$26,690

The decrease in cash provided by operating activities for the year ended December 31, 2011 from December 31, 2010 was primarily due to working capital requirements. Our cash provided by operating activities for 2011 was negatively affected by higher accounts receivable and inventory balances for our Electronics and Control Devices segments.  Our higher working capital account balances at December 31, 2011 primarily were attributable to the higher sales volume in the current year.  Our receivable terms and collections rates have remained consistent between periods presented.  In addition to higher sales levels, our inventory increased due to production inefficiencies at our North American wiring locations and the start-up of our Saltillo facility. We expect that our working capital requirements will remain proportionate to our revenue levels with the exception of inventory which should return to historical levels of inventory in relation to sales.

The increase in net cash used for investing activities reflects an increase in cash used for capital projects of approximately $7.7 million.  Our 2011 capital expenditures increased primarily due to the start-up of our Saltillo facility.  In 2011, we received proceeds of $3.9 million from the sale of our former Sarasota facility. In addition, we disbursed $7.3 million, net of cash acquired, in conjunction with the acquisition of a controlling interest in PST.

The increase in net cash provided by financing activities was primarily due to cash received from borrowings on the asset-based credit facility (the “credit facility”), the BCS master revolving note (the “Revolver”), the term loan made to our subsidiary located in Suzhou, China (“Suzhou”) and the term loans related to PST. The $38.0 million borrowing under the credit facility was used to fund our purchase of an additional 24% interest in PST and to fund our working capital requirements as a result of increased sales. We believe that the cash provided by operating activities in 2012 will be sufficient to pay off the outstanding balance on the credit facility in 2012.

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

The increase in net cash used for investing activities reflects an increase in cash used for capital projects of approximately $6.6 million.  Our 2009 capital expenditures were historically lower than normal as a result of our customers delaying product launches.  As our served markets continue to improve we expect our future capital expenditures to increase and be more consistent with our historical expenditures. Also, during 2009, we acquired 51% ownership interest in BCS at a cost of approximately $6.0 million.

During the year ended December 31, 2010, we issued $175.0 million senior secured notes with a fixed interest rate of 9.5%. These senior secured notes were issued at a 2.5% discount to the initial purchasers, which resulted in net proceeds of $170.6 million from the issuance. We used the proceeds from this issuance and cash-on-hand to extinguish our $183.0 million, 11.5% senior notes. We refinanced this long-term liability in order to extend its maturity to October 15, 2017 and to reduce the interest rate on the debt. In conjunction with the senior secured notes issuance, we incurred $1.4 million of costs, which were capitalized as deferred financing costs at December 31, 2010. As a result of the refinancing, we reduced our annual cash interest by approximately $4.4 million. Also, during 2010, our wholly-owned subsidiary located in Suzhou, China (“Suzhou”) entered into a term loan of 4,690 Chinese yuan which was approximately $0.7 million at December 31, 2010.

The following table summarizes our future cash outflows resulting from financial contracts and commitments, as of December 31, 2011 (in thousands):

		Less than			After 5
	Total	1 year	2-3 years	4-5 years	years
Debt	$267,138	$83,427	$4,816	$2,640	$176,255
Operating leases	20,802	5,934	9,221	4,136	1,511
Total contractual obligations	$287,940	$89,361	$14,037	$6,776	$177,766

Management will continue to focus on reducing its weighted average cost of capital and believes that cash flows from operations and the availability of funds from our credit facility will provide sufficient liquidity to meet our future growth and operating needs.

On October 4, 2010, we issued $175.0 million of senior secured notes. These senior secured notes bear interest at an annual rate of 9.5% and mature on October 15, 2017. The senior secured notes were issued at a 2.5% discount to the initial purchasers. We accrete this discount using the effective interest method over the life of the senior secured notes. The senior secured notes are redeemable, at our option, beginning October 15, 2014 at 104.75%. Interest payments commenced on April 15, 2011 and are payable on April 15 and October 15 of each year. The senior secured notes indenture limits our and our restricted subsidiaries amount of indebtedness, restricts certain payments and includes various other non-financial restrictive covenants. The senior secured notes are guaranteed by all of our existing domestic restricted subsidiaries. All other restricted subsidiaries that guarantee any of our or our guarantors’ indebtedness will also guarantee the senior secured notes.

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

In connection with the senior secured notes issuance, we entered into an Amended and Restated Credit and Security Agreement (“the “Amended and Restated Agreement”) on September 20, 2010. The Amended and Restated Agreement which became effective on October 4, 2010 (i) provided certain consents necessary for the issuance of the senior secured notes, (ii) extended the expiration date of the credit facility to November 1, 2012 and (iii) granted the facility agent, for the benefit of the lenders, second priority liens and security interests in the collateral subject to first priority liens and security interests in favor of the collateral agent for the holders of the senior secured notes. In addition, on December 1, 2011, we entered into a Second Amended and Restated Credit and Security Agreement (the “Second Amended and Restated Agreement”). The Second Amended and Restated Agreement extended the termination date of the credit facility to December 1, 2016 (approximately a four-year extension), increased the borrowing base by increasing the sublimit on eligible inventory located at Mexican facilities and made changes to certain covenants relating to, among other things, guarantees, investments, capital expenditures and permitted indebtedness.

As outlined in Note 6 to our consolidated financial statements, our credit facility permits borrowing up to a maximum level of $100.0 million. At December 31, 2011, we had $38.0 million in borrowings outstanding on the credit facility. The available borrowing capacity on the credit facility is based on eligible current assets, as defined. At December 31, 2011, we had undrawn borrowing capacity of $29.5 million based on eligible current assets. The credit facility does not contain financial performance covenants which would constrain our borrowing capacity. However, restrictions do include limits on capital expenditures, operating leases, dividends and investment activities in a negative covenant which limits investment activities to $15.0 million minus certain guarantees and obligations. The Company received a waiver and amendment to extend the delivery of certain documents required for the Company’s acquisition of an additional interest in PST. Other than this waiver, the Company was in compliance with all covenants at December 31, 2011 and December 31, 2010.

The BCS master revolving note (the “Revolver”) permits borrowing up to a maximum level of $3.0 million.  On September 30, 2011, BCS amended the Revolver to extend the maturity date to September 28, 2012 and maintained the interest rate at the prime referenced rate plus a margin of 2.0%, which is payable quarterly. The available borrowing capacity on the Revolver is based on an advanced formula, as defined. At December 31, 2011, BCS had no borrowing capacity based on the advanced formula. At December 31, 2011, BCS had approximately $1.2 million in borrowings outstanding on the Revolver, which is included on the consolidated balance sheet as a component of short-term borrowings.  At December 31, 2011 the interest rate on the Revolver was 5.25%.  The Company is a guarantor as it relates to the Revolver. The Revolver contains certain financial restrictive covenants. BCS violated the fixed charge and tangible net worth covenants related to the Revolver during the first quarter of 2011. BCS has received a waiver for covenant violations occurring during this period. During the first quarter of 2011, the fixed charge and tangible net worth covenants were eliminated from the Revolver through its expiration.

The Company’s consolidated subsidiary, PST, maintains several revolving credit facilities with Brazilian financial institutions, providing an aggregate borrowing capacity up to $20.5 million.  The revolving credit facilities expire throughout 2012.  At December 31, 2011, there were $0 borrowings outstanding on the revolving credit facilities. PST also maintains several term loans used for working capital purposes. At December 31, 2011, there was $54.1 million in borrowings outstanding on the loans.  Of the outstanding borrowings, $42.7 million is to be paid in 2012 and is included on the December 31, 2011 consolidated balance sheet as a component of current portion of long-term debt.  The balance of $11.4 million is included on the December 31, 2011 consolidated balance sheet as a component of long-term debt. The $11.4 million is comprised of $2.5 million that matures in 2013, with the balance maturing in 2019.  Depending on the specific loan, interest is payable either monthly or annually based on rates ranging from 1.15% to 13.22%. At December 31, 2011, all covenants of the loan agreements were being met.

The Suzhou term loan is in the amount of 9.0 million Chinese yuan, which was approximately $1.4 million at December 31, 2011. The term loan matures on September 1, 2012. Interest is payable monthly at the one-year lending rate published by The People’s Bank of China multiplied by 127.0%. At December 31, 2011, the interest rate on the term loan was 8.33%.

As part of our 2009 acquisition of BCS, we may be required to make additional payments to the previous owners of BCS for the 51% membership interest we purchased based on BCS achieving financial performance targets as defined by the purchase agreement.  The maximum amount of additional payments to the prior owners of BCS is $3.2 million in 2013 and is contingent upon BCS achieving profitability targets based on earnings before interest, income taxes, depreciation and amortization in 2012.  We did not record an amount related to the fair value of the estimated future additional payments to the prior owners of BCS as of December 31, 2011 on the consolidated balance sheet.  The purchase agreement provides us with the option to purchase the remaining 49% interest in BCS in 2013 at a price determined in accordance with the purchase agreement.  If we do not exercise this option the minority owners of BCS have the option in 2014 to purchase our 51% interest in BCS at a price determined in accordance with the purchase agreement or to jointly market BCS for sale.

We have significant U.S. federal income tax net operating loss carryforwards and research credit carryforwards. The Internal Revenue Code of 1986, as amended, imposes an annual limitation on the ability of a corporation that undergoes an “ownership change” to use its net operating loss and credit carryforwards to reduce its tax liability. During the fourth quarter of 2010 we undertook a secondary offering. As a result of the secondary offering a substantial change in our ownership occurred and we experienced an ownership change pursuant to Section 382 of the Internal Revenue Code of 1986, as amended. There was no impact to the consolidated balance sheet and statement of operations as of December 31, 2011 and 2010 due to us being in a full valuation allowance position with respect to our federal deferred tax assets.

At December 31, 2011, we had a cash and cash equivalents balance of approximately $78.7 million, of which $28.3 million was held domestically and $50.4 million was held in foreign locations.  Our cash balance was not restricted at December 31, 2011.

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

Revenue Recognition and Sales Commitments. We recognize revenues from the sale of products, net of actual and estimated returns of products sold based on historical authorized returns, at the point of passage of title, which is generally at the time of shipment. We often enter into agreements with our customers at the beginning of a given vehicle’s expected production life. Once such agreements are entered into, it is our obligation to fulfill the customers’ purchasing requirements for the entire production life of the vehicle. These agreements are subject to renegotiation, which may affect product pricing. In certain limited instances, we may be committed under existing agreements to supply products to our customers at selling prices which are not sufficient to cover the direct cost to produce such products. In such situations, we recognize losses immediately. There were no such significant instances of this in 2011. These agreements generally may also be terminated by our customers at any time.

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

Inventory Valuation. Inventories are valued at the lower of cost or market. Effective January 1, 2011, the Company elected to change its costing method to the FIFO method for all inventories. The Company adopted this change in accounting principle by retrospectively adjusting all prior periods presented. Where appropriate, standard cost systems are utilized for purposes of determining cost and the standards are adjusted as necessary to approximate actual costs. Estimates of the lower of cost or market value of inventory are determined based upon current economic conditions, historical sales quantities and patterns and, in some cases, the specific risk of loss on specifically identified inventories. We adjust our excess and obsolescence reserve at least on a quarterly basis.  Excess inventories are quantities of items that exceed anticipated sales or usage for a reasonable period.  We have guidelines for calculating provisions for excess inventories based on the number of months of inventories on hand compared to anticipated sales or usage.

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

Income Taxes. Deferred income taxes are provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws and regulations. Our deferred tax assets include, among other items, net operating loss carryforwards and tax credits that can be used to offset taxable income in future periods and reduce income taxes payable in those future periods. These deferred tax assets begin to expire, if unused, by December 31, 2025 and 2021, respectively.

Accounting standards require that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This assessment requires significant judgment, and in making this evaluation, the Company considers available positive and negative evidence, including past results, the existence of cumulative losses in recent periods, our forecast of taxable income for the current year and future years and tax planning strategies. Risk factors include the continuing deterioration in economic conditions in the U.S. automotive and commercial vehicle segments of which the Company has significant U.S. operations and higher than planned volume or price reductions from key customers.

During the fourth quarter of 2008, the Company concluded that it was no longer more-likely-than-not that we would realize our U.S. deferred tax assets. As a result we provided a full valuation allowance, net of certain future reversing taxable temporary differences, with respect to our U.S. deferred tax assets. This conclusion has not changed through 2011. To the extent that realization of a portion or all of the tax assets becomes more-likely-than-not to be realized based on changes in circumstances a reversal of that portion of the deferred tax asset valuation allowance will be recorded.

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

Recently Issued Accounting Standards

New accounting standards to be implemented:

In May 2011, the FASB issued changes to fair value measurement. This change clarifies the concepts related to highest and best use and valuation premise, blockage factors and other premiums and discounts, the fair value measurement of financial instruments held in a portfolio and of those instruments classified as a component of shareowners’ equity. The guidance includes enhanced disclosure requirements about recurring Level 3 fair value measurements, the use of nonfinancial assets, and the level in the fair value hierarchy of assets and liabilities not recorded at fair value. The provisions are effective prospectively for interim and annual periods beginning on or after December 15, 2011. Early application is prohibited. This requires changes in presentation only and we do not expect it will have a material impact on its consolidated financial statements.

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

In September 2011, the FASB issued changes to the testing of goodwill for impairment. These changes provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of a reporting unit is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, go directly to the two-step quantitative impairment test. These changes become effective for the Company for any goodwill impairment test performed on January 1, 2012 or later, although early adoption is permitted. Management performs a review of the Company’s goodwill in the fourth quarter of each calendar year. We do not expect that adoption of these provisions will have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued updated guidance to provide enhanced disclosures such that users of the financial statements will be able to better evaluate the effect or potential effect of netting arrangements on the statement of financial position. The guidance requires improved information about financial instruments and derivative instruments that are either offset according to specific guidance or subject to an enforceable master netting agreement or similar arrangement. The disclosures will provide both net and gross information for these assets and liabilities. Although we do not currently elect to offset assets and liabilities within the scope of the guidance, expanded disclosures will be required starting for the quarter ended March 31, 2013, along with retrospective presentation of prior periods.

Forward-Looking Statements

Portions of this report on Form 10-K contain “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, with respect to, among other things, our (i) future product and facility expansion, (ii) acquisition strategy, (iii) investments and new product development, (iv) growth opportunities related to awarded business and (v) operation expectations. Forward-looking statements may be identified by the words “will,” “may,” “should,” “designed to,” “believes,” “plans,” “projects,” “intends,” “expects,” “estimates,” “anticipates,” “continue,” and similar words and expressions. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other factors:

•	the loss or bankruptcy of a major customer;
•	the costs and timing of facility closures, business realignment, or similar actions;
•	a significant change in commercial, automotive, agricultural, motorcycle or off-highway vehicle production;
•	our ability to achieve cost reductions that offset or exceed customer-mandated selling price reductions;
•	a significant change in general economic conditions in any of the various countries in which we operate;
•	labor disruptions at our facilities or at any of our significant customers or suppliers;
•	the ability of our suppliers to supply us with parts and components at competitive prices on a timely basis;
•	the amount of our indebtedness and the restrictive covenants contained in the agreements governing our indebtedness, including our credit facility and the senior secured notes;
•	customer acceptance of new products;
•	capital availability or costs, including changes in interest rates or market perceptions;
•	the failure to achieve the successful integration of any acquired company or business;
•	the occurrence or non-occurrence of circumstances beyond our control; and
•	the items described in Part I, Item IA (“Risk Factors”).

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

From time to time, we are exposed to certain market risks, primarily resulting from the effects of changes in interest rates. The face amount of our senior secured notes was $175.0 million at December 31, 2011. We currently have $38.0 million outstanding on our revolving credit facility. As discussed in Note 9 to our consolidated financial statements, we entered into a fixed-to-floating interest rate swap agreement (the “Swap”) with a notional amount of $45.0 million to hedge our exposure to fair value fluctuations on a portion of our senior secured notes. The Swap was designated as a fair value hedge of the fixed interest rate obligation under our $175.0 million 9.5% senior secured notes due October 15, 2017. Under the Swap, we pay a variable interest rate equal to the six-month London Interbank Offered Rate (“LIBOR”) plus 7.19% and we receive a fixed interest rate of 9.5%. The Swap requires semi-annual settlements on April 15 and October 15, which began on April 15, 2011. The critical terms of the Swap are aligned with the terms of the senior secured notes, including maturity of October 15, 2017, resulting in no hedge ineffectiveness. A hypothetical 10.0% favorable or adverse change in the LIBOR would not significantly affect our results of operations, financial position or cash flows.

Commodity Price Risk

Given the current economic climate and recent fluctuations in certain commodity costs, we currently are experiencing an increased risk, particularly with respect to the purchase of copper, zinc, resins and certain other commodities. In the past, we managed this risk through a combination of fixed price agreements, staggered short-term contract maturities and commercial negotiations with our suppliers. In the future if we believe that the terms of a fixed price agreement become beneficial to us, we will enter into another such instrument. We have sought to alleviate the impact of increasing costs by including a material pass-through provision in our customer contracts whenever possible. We may also consider pursuing alternative commodities or alternative suppliers to mitigate this risk over a period of time. The recent volatility in certain commodity costs has negatively affected our operating results.

During 2011, we entered into several fixed price swap contracts for a total of 9.4 million pounds of copper. A portion of these contracts lasted through December 2011, and the remaining contracts cover January 2012 to December 2012. The purpose of these contracts is to reduce our price risk as it relates to copper prices. We estimate that a hypothetical pre-tax gain (loss) in fair value from a 10.0% favorable or adverse change in the fair value of commodity prices would be approximately $2.6 million and $(2.6) million, respectively.

Foreign Currency Exchange Risk

We use derivative financial instruments, including foreign currency forward contracts, to mitigate our exposure to fluctuations in foreign currency exchange rates by reducing the effect of such fluctuations on foreign currency denominated intercompany transactions and other foreign currency exposures. As discussed in Note 9 to our consolidated financial statements, we have entered into foreign currency forward contracts that had a notional value of $80.9 million as of December 31, 2011. The purpose of these foreign currency contracts is to reduce exposure related to the Company’s euro and Swedish krona-denominated receivables as well as to reduce exposure to future Mexican peso-denominated purchases. The estimated fair value of these contracts at December 31, 2011, per quoted market sources, was approximately $(4.2) million. These foreign currency option contracts expire during 2012. We do not expect the effects of this risk to be material in the future based on the current operating and economic conditions in the countries in which we operate.

A hypothetical pre-tax gain (loss) in fair value from a 10.0% favorable or adverse change in quoted currency exchange rates would be approximately $2.9 million or $(2.4) million for our euro and Swedish krona-denominated receivables, as of December 31, 2011. A hypothetical pre-tax gain (loss) in fair value from 10.0% favorable or adverse change in quoted currency exchange rates would be approximately $4.7 million or $(5.7) million for the Company’s Mexican peso-denominated payables as of December 31, 2011. It is important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged. Therefore, a hypothetical pre-tax gain or loss in fair value from a 10.0% favorable or adverse change in quoted foreign currencies would not significantly affect our results of operations, financial position or cash flows.

We have significant operations in foreign locations. As a result we are subject to the risk of price fluctuations due to the effects of exchange rates on net sales, operating costs, assets and liabilities denominated in currencies other than the U.S. dollar, particularly the Mexican peso, euro, Swedish krona and British pound. We estimate that a hypothetical 10.0% favorable or adverse change of the U.S. dollar relative to other currencies in 2012 would have a pre-tax translation favorable (unfavorable) effect of $0.9 million or $(0.4) million as of December 31, 2011.

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Stoneridge, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Stoneridge, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, other comprehensive income (loss) and shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stoneridge, Inc. and Subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2011, the Company elected to change the method of valuing inventories for certain U.S. businesses to the first-in, first-out (“FIFO”) method, while in prior years, these inventories were valued using the last-in, first-out (“LIFO”) method.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stoneridge, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio

March 15, 2012

CONSOLIDATED BALANCE SHEETS

As of December 31 (in thousands)	2011	2010
		As adjusted
ASSETS

Current assets:
Cash and cash equivalents	$78,731	$71,974
Accounts receivable, less reserves of $1,485 and $2,013, respectively	162,354	102,600
Inventories, net	120,645	54,959
Prepaid expenses and other current assets	28,393	20,443
Total current assets	390,123	249,976

Long-term assets:
Property, plant and equipment, net	124,802	76,576
Other Assets
Intangible assets, net	102,731	507
Goodwill	68,808	9,696
Investments and other long-term assets, net	11,193	49,981
Total long-term assets	307,534	136,760
Total assets	$697,657	$386,736

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$44,246	$947
Short-term debt	39,181	742
Accounts payable	83,859	68,341
Accrued expenses and other current liabilities	91,417	42,753
Total current liabilities	258,703	112,783

Long-term liabilities:
Long-term debt	183,711	167,903
Deferred income taxes	69,110	8,303
Other long-term liabilities	5,494	6,528
Total long-term liabilities	258,315	182,734

Shareholders' equity
Preferred Shares, without par value, authorized 5,000 shares, none issued	-	-
Common Shares, without par value, authorized 60,000 shares, issued 27,097 and 25,994 shares and outstanding 26,222 and 25,393 shares, respectively, with no stated value	-	-
Additional paid-in capital	170,775	161,587
Common Shares held in treasury, 875 and 601 shares, respectively, at cost	(1,870)	(1,118)
Accumulated deficit	(28,263)	(77,620)
Accumulated other comprehensive income (loss)	(9,615)	4,062
Total Stoneridge Inc. and subsidiaries shareholders' equity	131,027	86,911
Noncontrolling interest	49,612	4,308
Total shareholders' equity	180,639	91,219
Total liabilities and shareholders' equity	$697,657	$386,736

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS

Years ended December 31 (in thousands, except per share data)	2011	2010	2009
		As adjusted	As adjusted
Net sales	$765,373	$635,226	$475,152

Costs and expenses:
Cost of goods sold	618,596	489,670	387,420
Selling, general and administrative	128,306	122,032	106,228
Goodwill impairment charge	4,945	-	-

Operating income (loss)	13,526	23,524	(18,496)

Interest expense, net	17,234	21,780	21,965
Equity in earnings of investees	(10,034)	(10,346)	(7,775)
Loss on early extinguishment of debt	-	1,346	-
Gain on previously held equity interest	(65,372)	-	-
Other expense (income), net	56	(1,280)	893

Income (loss) before income taxes	71,642	12,024	(33,579)

Provision (benefit) for income taxes	26,105	678	(1,003)

Net income (loss)	45,537	11,346	(32,576)

Net income (loss) attributable to noncontrolling interest	(3,820)	(184)	82

Net income (loss) attributable to Stoneridge, Inc. and subsidiaries	$49,357	$11,530	$(32,658)

Basic net income (loss) per share	$2.04	$0.48	$(1.38)

Basic weighted average shares outstanding	24,181	23,946	23,626

Diluted net income (loss) per share	$2.00	$0.47	$(1.38)

Diluted weighted average shares outstanding	24,645	24,333	23,626

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Years ended December 31 (in thousands)	2011	2010	2009
		As adjusted	As adjusted
OPERATING ACTIVITIES:
Net income (loss)	$45,537	$11,346	$(32,576)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities -
Depreciation	18,847	19,070	19,875
Amortization, including accretion of debt discount	1,113	1,129	1,053
Deferred income taxes	23,938	(469)	(3,200)
Earnings of equity method investees, less dividends received	(10,034)	(4,889)	(474)
(Gain) loss on sale of fixed assets	(88)	(42)	219
Share-based compensation expense	4,423	2,661	1,252
Excess tax benefits from share-based payments	-	(395)	-
Asset impairments	807	-	-
Goodwill Impairment charge	4,945	-	-
Loss on early extinguishment of debt	-	1,346	-
Gain on previously held equity interest	(65,372)	-	-
Changes in operating assets and liabilities -
Accounts receivable, net	(11,658)	(21,012)	16,619
Inventories, net	(9,895)	(12,307)	17,508
Prepaid expenses and other	(4,783)	(1,624)	(3,133)
Accounts payable	(23,879)	16,705	(2,111)
Accrued expenses and other	27,021	2,332	(1,208)
Net cash provided by operating activities	921	13,851	13,824

INVESTING ACTIVITIES:
Capital expenditures	(26,290)	(18,574)	(11,998)
Proceeds from sale of fixed assets	3,863	56	201
Capital contribution from noncontrolling interest	397	-	-
Business acquisitions, net of cash acquired	(7,753)	-	(5,967)
Net cash used for investing activities	(29,783)	(18,518)	(17,764)

FINANCING ACTIVITIES:
Extinguishment of senior notes	-	(183,000)	-
Proceeds from issuance of senior secured notes	-	170,625	-
Proceeds from issuance of other debt	1,408	690	-
Repayments of other debt	(968)	(278)	(55)
Revolving credit facility borrowings	38,993	8,389	1,274
Revolving credit facility payments	(554)	(8,335)	(883)
Other financing costs	(605)	(1,365)	-
Repurchase of shares to satisfy employee tax withholding	(752)	(826)	-
Excess tax benefits from share-based payments	-	395	-
Premiums related to early extinguishment of debt	-	(324)	-
Net cash provided by (used for) financing activities	37,522	(14,029)	336

Effect of exchange rate changes on cash and cash equivalents	(1,903)	(1,237)	2,819

Net change in cash and cash equivalents	6,757	(19,933)	(785)
Cash and cash equivalents at beginning of period	71,974	91,907	92,692
Cash and cash equivalents at end of period	$78,731	$71,974	$91,907

Supplemental disclosure of cash flow information:
Cash paid for interest	$17,494	$20,755	$21,969
Cash paid for income taxes, net	$1,365	$1,213	$2,319
Supplemental disclosure of non cash financing activities:
Change in fair value of interest rate swap	$4,095	$(3,017)	$-
Issuance of Common Shares for acquisition of additional PST interest	$5,113	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS) AND SHAREHOLDERS' EQUITY

	Number	Number		Common	Retained	Accumulated
	of	of	Additional	Shares	earnings	other		Total
	Common	Treasury	paid-in	held in	(accumulated	comprehensive	Noncontrolling	shareholders'
(in thousands)	Shares	Shares	capital	treasury	deficit)	income (loss)	interest	equity
BALANCE, January 1, 2009	24,665	107	$158,039	$(129)	$(59,155)	$(6,997)	$-	$91,758
Cumulative effect of change in accounting method in prior years	-	-	-	-	2,663	-	-	2,663
Balance January 1, 2009 (A)	24,665	107	158,039	(129)	(56,492)	(6,997)	-	94,421

Net income (loss), as adjusted	-	-	-	-	(32,658)	-	82	(32,576)
Pension liability adjustments	-	-	-	-	-	(3,130)	-	(3,130)
Unrealized gain on marketable securities	-	-	-	-	-	6	-	6
Unrealized gain on derivatives	-	-	-	-	-	6,724	-	6,724
Currency translation adjustments	-	-	-	-	-	6,066	-	6,066
Comprehensive loss								(22,910)

Business acquisition	-	-	-	-	-	-	4,410	4,410
Exercise of share options	7	-	3	-	-	-	-	3
Issuance of restricted Common Shares	522	-	-	-	-	-	-	-
Forfeited restricted Common Shares	(153)	153	-	-	-	-	-	-
Repurchased Common Shares for treasury	(41)	41	-	(163)	-	-	-	(163)
Share-based compensation matters	-	-	706	-	-	-	-	706

BALANCE, DECEMBER 31, 2009 (A)	25,000	301	158,748	(292)	(89,150)	2,669	4,492	76,467

Net income (loss), as adjusted	-	-	-	-	11,530	-	(184)	11,346
Pension liability adjustments	-	-	-	-	-	5,089	-	5,089
Unrealized gain on marketable securities	-	-	-	-	-	8	-	8
Unrealized loss on derivatives	-	-	-	-	-	(1,710)	-	(1,710)
Currency translation adjustments	-	-	-	-	-	(1,994)	-	(1,994)
Comprehensive income								12,739

Exercise of share options	26	-	266	-	-	-	-	266
Issuance of restricted Common Shares	667	-	-	-	-	-	-	-
Forfeited restricted Common Shares	(243)	243	-	-	-	-	-	-
Repurchased Common Shares for treasury	(57)	57	-	(826)	-	-	-	(826)
Share-based compensation matters	-	-	2,573	-	-	-	-	2,573

BALANCE, DECEMBER 31, 2010 (A)	25,393	601	161,587	(1,118)	(77,620)	4,062	4,308	91,219

Net income (loss)	-	-	-	-	49,357	-	(3,820)	45,537
Unrealized gain on marketable securities	-	-	-	-	-	16	-	16
Unrealized loss on derivatives	-	-	-	-	-	(7,722)	-	(7,722)
Currency translation adjustments	-	-	-	-	-	(5,971)	-	(5,971)
Comprehensive income								31,860

Business acquisition	647	-	5,113	-	-	-	48,727	53,840
Capital contribution from noncontrolling interest	-	-	-	-	-	-	397	397
Exercise of share options	19	-	194	-	-	-	-	194
Issuance of restricted Common Shares	437	-	-	-	-	-	-	-
Forfeited restricted Common Shares	(223)	223	-	-	-	-	-	-
Repurchased Common Shares for treasury	(51)	51	-	(752)	-	-	-	(752)
Share-based compensation matters	-	-	3,881	-	-	-	-	3,881

BALANCE, DECEMBER 31, 2011	26,222	875	$170,775	$(1,870)	$(28,263)	$(9,615)	$49,612	$180,639

(A)	Net income and retained earnings for all periods prior to 2011 have been adjusted to reflect the change in accounting for inventory. See Note 2 to the consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, unless otherwise indicated)

1. Organization and Nature of Business

Stoneridge, Inc. and its subsidiaries are global designers and manufacturers of highly engineered electrical and electronic components, modules and systems for the commercial, automotive, agricultural, motorcycle and off-highway vehicle markets.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Stoneridge, Inc. and its wholly-owned and majority-owned subsidiaries (collectively, the “Company”). Intercompany transactions and balances have been eliminated in consolidation. The Company accounts for investments in joint ventures in which it owns between 20% and 50% of equity, or otherwise acquires significant management influence, using the equity method (see Note 3).

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

Accounts Receivable and Concentration of Credit Risk

Revenues are principally generated from the commercial, automotive, agricultural and off-highway vehicle markets. The Company’s largest customers were Navistar International Corporation and Deere & Company, primarily related to the Electronics reportable segment. These customers accounted for approximately 24%, 24% and 27% and 15%, 14% and 12% of net sales for the years ended December 31, 2011, 2010 and 2009, respectively.

Change in Accounting Principle

Effective January 1, 2011, the Company elected to change the method of valuing inventories for certain U.S. businesses to the first-in, first-out (“FIFO”) method, while in prior years, these inventories were valued using the last-in, first-out (“LIFO”) method.  As a result of this change in accounting principle, all inventories are valued using the FIFO method.  The Company believes the change is preferable as it conforms the Company’s inventory costing methods for all inventories to a single method and improves comparability with industry peers.  The FIFO method also better reflects current acquisition cost of those inventories on the consolidated balance sheets.  The Company has applied this change in method of inventory costing retrospectively to all prior periods presented herein in accordance with accounting principles relating to accounting changes.  The effect of retrospectively applying the change on the Company’s inventory costing method decreased accumulated deficit by $2,663 as of December 31, 2008. There were no tax effects for the adjustments for any periods presented below due to the fact that the Company has a full valuation allowance recorded against its U.S. deferred tax assets.

Presented below are the effects of the change in accounting principle for inventory costs on the consolidated financial statements for 2010 and 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, unless otherwise indicated)

Consolidated Statements of Operations:

For the years ended December 31	2010			2009
		Impact of			Impact of
	Originally	change	As	Originally	change	As
	reported	to FIFO	adjusted	reported	to FIFO	adjusted

Cost of goods sold	$490,391	$(721)	$489,670	$387,167	$253	$387,420
Operating income (loss)	$22,803	$721	$23,524	$(18,243)	$(253)	$(18,496)
Income (loss) before income taxes	$11,303	$721	$12,024	$(33,326)	$(253)	$(33,579)
Net income (loss)	$10,625	$721	$11,346	$(32,323)	$(253)	$(32,576)
Net income (loss) attributable to Stoneridge, Inc. and subsidiaries	$10,809	$721	$11,530	$(32,405)	$(253)	$(32,658)
Basic net income (loss) per share	$0.45	$0.03	$0.48	$(1.37)	$(0.01)	$(1.38)
Diluted net income (loss) per share	$0.44	$0.03	$0.47	$(1.37)	$(0.01)	$(1.38)

Consolidated Balance Sheets:

	December 31, 2010
		Impact of
	Originally	change	As
	reported	to FIFO	adjusted

Inventories, net	$51,828	$3,131	$54,959
Total current assets	$246,845	$3,131	$249,976
Total assets	$383,605	$3,131	$386,736
Accumulated deficit	$(80,751)	$3,131	$(77,620)
Total Stoneridge, Inc. and subsidiaries shareholders' equity	$83,780	$3,131	$86,911
Total shareholders' equity	$88,088	$3,131	$91,219
Total liabilities and shareholders' equity	$383,605	$3,131	$386,736

Consolidated Statements of Cash Flows:

For the years ended December 31	2010			2009
		Impact of			Impact of
	Originally	change	As	Originally	change	As
	reported	to FIFO	adjusted	reported	to FIFO	adjusted

Net income (loss)	$10,625	$721	$11,346	$(32,323)	$(253)	$(32,576)
Change in inventories, net	$(11,586)	$(721)	$(12,307)	$17,255	$253	$17,508

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, unless otherwise indicated)

Inventories

Inventories are valued at the lower of cost or market. As discussed above, effective January 1, 2011, the Company elected to change its costing method to the FIFO method for all inventories. The Company adopted this change in accounting principle by retrospectively adjusting all prior periods presented. The Company adjusts its excess and obsolescence reserve at least on a quarterly basis. Excess inventories are quantities of items that exceed anticipated sales or usage for a reasonable period. The Company has guidelines for calculating provisions for excess inventories based on the number of months of inventories on hand compared to anticipated sales or usage. Management uses its judgment to forecast sales or usage and to determine what constitutes a reasonable period. Inventory cost includes material, labor and overhead. Inventories consist of the following:

As of December 31	2011	2010
		As adjusted
Raw materials	$72,308	$35,793
Work-in-progress	14,723	9,454
Finished goods	33,615	9,712
Total inventories, net	$120,645	$54,959

Pre-production costs related to long-term supply arrangements

Engineering, researching and development and other design and development costs for products sold on long-term supply arrangements are expensed as incurred unless the Company has a contractual guarantee for reimbursement from the customer. Costs for molds, dies and other tools used to make products sold on long-term supply arrangements for which the Company either has title to the assets or has the noncancelable right to use the assets during the term of the supply arrangement are capitalized in property, plant and equipment and amortized to cost of sales over the shorter of the term of the arrangement or over the estimated useful lives of the assets, typically three to five years. Costs for molds, dies and other tools used to make products sold on long-term supply arrangements for which the Company has a contractual guarantee to lump sum reimbursement from the customer are capitalized in prepaid expenses and other current assets. The amounts recorded related to these pre-production costs as of December 31, 2011 and 2010 were $10,381 and $7,307, respectively, and were recorded as a component of prepaid expenses and other current assets on the consolidated balance sheets.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and consist of the following:

As of December 31	2011	2010
Land and land improvements	$5,235	$3,150
Buildings and improvements	45,249	35,180
Machinery and equipment	177,413	139,266
Office furniture and fixtures	8,818	7,118
Tooling	69,719	65,684
Information technology	30,904	24,695
Vehicles	1,624	414
Leasehold improvements	3,416	3,103
Construction in progress	19,089	18,645
Total property, plant, and equipment	361,467	297,255
Less: accumulated depreciation	(236,665)	(220,679)
Property, plant and equipment, net	$124,802	$76,576

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, unless otherwise indicated)

As a result of the restructuring plan approved on October 29, 2007 (see Note 11), the manufacturing facility located in Sarasota, Florida, was closed in 2008. This facility was included within the Control Devices segment. Beginning in 2009, the Company classified the Sarasota, Florida, facility as an asset held for sale and included the net book value of the facility of $3,757 within the December 31, 2010 consolidated balance sheets as a component of prepaid expenses and other current assets. During the year ended December 31, 2011, the Company sold the facility and recognized a gain of $95 as a component of selling, general and administrative.

Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $18,847, $19,070 and $19,875, respectively. Depreciable lives within each property classification are as follows:

Buildings and improvements	10–40 years
Machinery and equipment	3–10 years
Office furniture and fixtures	3–10 years
Tooling	2–5 years
Information technology	3–5 years
Vehicles	3–5 years
Leasehold improvements	shorter of lease term or 3–10 years

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

Impairment of Long-Lived or Finite-Lived Assets

The Company reviews its long-lived assets and identifiable intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment would be recognized when events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. Measurement of the amount of impairment may be based on appraisal, market values of similar assets or estimated discounted future cash flows resulting from the use and ultimate disposition of the asset. During the year ended December 31, 2011, the Company incurred an impairment charge of $807 in its Electronics reportable segment related to certain capitalized software costs that were determined to no longer represent a future realizable benefit. This charge is recorded in the consolidated statements of operations as a component of selling, general and administrative. No significant impairment charges were recorded in 2010 or 2009 for long-lived or finite lived assets.

Acquisitions

PST Eletrônica Ltda.

On December 31, 2011, the Company acquired a controlling interest in PST Eletronica Ltda. (“PST”), increasing its interest from 50% to 74%. The PST joint venture was accounted for under the equity method of accounting prior to the acquisition of the additional interest. On the date of acquisition, PST became a consolidated subsidiary of the Company. PST’s results of operations are included in the Company’s statement of operations as equity earnings of investees for the years ended December 31, 2011, 2010 and 2009. PST’s financial position is included in the consolidated balance sheet at December 31, 2011. PST has been identified by the Company as representing a new reportable segment.

PST specializes in the design, manufacture and sale of electronic vehicle alarms, convenience accessories, vehicle tracking devices and monitoring services and in-vehicle audio and video devices. PST sells its products through the aftermarket distribution channel, to factory authorized dealer installers, also referred to as original equipment services, direct to OEMs and through mass merchandisers. PST’s sales are primarily to customers in South America.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, unless otherwise indicated)

The acquisition date fair value of the total consideration transferred consisted of the following:

Cash	$29,669
Common Shares (1,940,413 shares)	15,310
Fair value of consideration transferred	44,979
Fair value of the Company's previously held equity interest	104,118
Fair value of noncontrolling interest	48,727
Total fair value of PST	$197,824

Of the $44,979 consideration transferred for the additional 24% interest, $29,976 ($19,779 of cash and $10,197 of Company Common Shares) was transferred on January 5, 2012, in accordance with the terms of the purchase agreement. This amount is a liability owed to the sellers of the business and is included as a component of accrued expenses and other current liabilities on the consolidated balance sheet as of December 31, 2011.

The fair value of the Common Shares transferred was based on the closing market price of the Company’s Common Shares on the acquisition date, less a discount. The discount was due to a lack of short-term marketability, as the Common Shares transferred were issued through a private placement.

As a result of obtaining a controlling interest in PST, the Company’s previously held equity interest in PST of 50% was remeasured to an acquisition date fair value of $104,118. The Company recognized a one-time non-cash pre-tax gain of $65,372 as a result of the remeasurment. The gain is included on the consolidated statement of operations as a gain on previously held equity interest.

The acquisition date fair value of the remaining 26% noncontrolling interest in PST was measured at $48,727. The noncontrolling interest is recorded as a component of total shareholder’s equity on the consolidated balance sheet at December 31, 2011.

The fair value of the Company’s previously held equity interest and the noncontrolling interest were estimated using a combination of the income approach and a market approach. As PST is a private company, the fair value measurement is based on significant inputs that are not observable in the market and thus represents a Level 3 measurement as defined in the fair value measurement accounting standard. The fair value estimates are based on (a) a discount rate range of 16.3% to 19.3%, (b) a terminal growth rate of 7.2% (c) a financial multiple of 5.3 to 8.0, based on companies in the same industry as PST and (d) an adjustment due to lack of control that market participants would consider when estimating the fair value of the noncontrolling interest in PST.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The purchase price allocation is preliminary pending completion of the valuation of acquired intangible assets, inventory, property, plant and equipment and deferred income taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, unless otherwise indicated)

At December 31, 2011
Cash	$2,137
Accounts receivable	48,993
Inventory	56,204
Prepaids and other current assets	9,547
Property, plant and equipment	42,389
Identifiable intangible assets	102,090
Other long-term assets	1,479
Total identifiable assets acquired	262,839

Accounts payable	9,825
Other current liabilities	25,801
Debt	54,068
Deferred tax liabilities	39,392
Total liabilities assumed	129,086
Net identifiable assets acquired	133,753
Goodwill	64,071
Net assets acquired	$197,824

Goodwill is calculated as the excess of the fair value of consideration transferred over the fair market value of the identifiable assets and liabilities and represents the future economic benefits arising from other assets acquired that could not be separately recognized. The goodwill is reported in the Company’s PST segment and is not deductible for income tax purposes.

Of the $102,090 of acquired identifiable intangible assets, $51,818 was provisionally assigned to customer lists with a 15-year useful life; $31,400 was provisionally assigned to trademarks with a 20 year useful life; and $18,872 was provisionally assigned to technology with a 17 year weighted-average useful life. The fair value of the identifiable intangible assets was determined using an income approach.

The Company recognized $849 of acquisition related costs that were expensed in 2011. These costs are included in the consolidated statement of operations as a component of selling, general and administrative.

The following unaudited pro forma information reflects the Company’s consolidated results of operations as if the acquisition had taken place on January 1, 2010. The unaudited pro forma information is not necessarily indicative of the results of operations that the Company would have reported had the transaction actually occurred at the beginning of these periods, nor is it necessarily indicative of future results.

Years ended December 31	2011	2010
Net sales	$999,553	$818,172
Net income attributable to Stoneridge, Inc. and subsidiaries	$10,608	$55,730

The unaudited pro forma financial information presented in the table above has been adjusted to give effect to adjustments that are directly related to the business combination and factually supportable. These adjustments include, but are not limited to, the recognition of the gain on the Company’s previously held equity interest in PST in 2010 results and its removal from 2011 results, depreciation and amortization related to fair value adjustments to property, plant, and equipment and intangible assets and fair value adjustments related to inventory.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, unless otherwise indicated)

Bolton Conductive Systems, LLC

On October 13, 2009, the Company acquired a 51% membership interest in Bolton Conductive Systems, LLC (“BCS”) for a purchase price of $5,967, net of cash acquired. BCS designs and manufactures a wide variety of electrical solutions for the military, automotive, marine and specialty vehicle markets and is based in Walled Lake, Michigan. The Company acquired a majority interest in BCS in order to expand its presence in the military channel. The Company may be required to make an additional payment to the prior owners of BCS for its 51% membership interest based on BCS achieving financial performance targets as defined by the purchase agreement.  The maximum amount of additional payments to the prior owners of BCS is $3,200 in 2013 and is contingent upon BCS achieving profitability targets based on earnings before interest, income taxes, depreciation and amortization in 2012. The Company recorded $0 and $435; the fair value of the estimated future additional payments to the prior owners of BCS as of December 31, 2011 and 2010, respectively, on the consolidated balance sheets as a component of other long-term liabilities. The estimated future additional payments to the prior owners of BCS were based upon an analysis of forecasted operating results and the probability of achieving the forecasted targets. During the year ended December 31, 2011, the Company reduced the estimated future payments to $0, as a result of BCS not achieving 2011 performance targets and revised estimates for 2012. This adjustment was recorded as a reduction to selling, general and administrative on the consolidated statement of operations for the year ended December 31, 2011. The purchase agreement provides the Company with the option to purchase the remaining 49% interest in BCS in 2013 at a price determined in accordance with the purchase agreement.  If the Company does not exercise this option then the minority owners of BCS have the option in 2014 to purchase the Company’s 51% interest in BCS at a price determined in accordance with the purchase agreement or to jointly market BCS for sale.  BCS’s results of operations are included in the Company’s consolidated statements of operations from its date of acquisition.

In 2011, the Company recognized a goodwill impairment charge of $4,945 related to BCS (see Goodwill and Other Intangible Assets below).

Goodwill and Other Intangible Assets

The total purchase price associated with acquisitions is allocated to the acquisition date fair values of assets acquired and liabilities assumed, with the excess purchase price recorded to goodwill.

In 2011, the Company recorded a preliminary goodwill amount of $64,071 related to the acquisition of PST (see Acquisitions above). In 2009, the Company recorded goodwill of $9,199 within the Electronics segment related to the BCS acquisition. This goodwill related to these acquisitions is not deductible for income tax purposes. The remainder of the December 31, 2011 and 2010 goodwill balance relates to the 2008 acquisition of Magnum Trade AB, which is included within the Electronics segment.

Goodwill as of December 31, 2011 and 2010, and changes in the carrying amount of goodwill by segment were as follows:

		Control
	Electronics	Devices	PST	Total
Balance at January 1, 2010	$9,743	$-	$-	$9,743
Translations and other adjustments	(47)	-	-	(47)
Balance at December 31, 2010	$9,696	$-	$-	$9,696
Acquisition of business	-	-	64,071	64,071
Impairment	(4,945)	-	-	(4,945)
Translations and other adjustments	(14)	-	-	(14)
Balance at December 31, 2011	$4,737	$-	$64,071	$68,808

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

During the year ended December 31, 2011, the Company recorded a goodwill impairment charge of $4,945 within the Electronics reportable segment. The goodwill impairment charge reduced the carrying value of BCS goodwill to $4,173 and was the result of a decline in business activity due to a reduction in military and defense related spending by customers since the Company’s acquisition of BCS.

The table below shows accumulated goodwill impairment for the year ended December 31, 2011:

2011
Accumulated goodwill impairment loss at January 1, 2011	$248,625
Goodwill impairment charge	4,945
Accumulated goodwill impairment loss at December 31, 2011	$253,570

Intangible assets, net at December 31, 2011 consisted of the following:

	Acquisition	Accumulated
Intangible asset	cost	amortization	Net
Customer lists	$52,532	$(194)	$52,338
Trademarks	31,829	(316)	31,513
Technology	18,872	-	18,872
Other	87	(79)	8
Total	$103,320	$(589)	$102,731

Intangible assets, net at December 31, 2010 was $507, primarily related to the 2009 acquisition of BCS.

The Company recognized $238, $215 and $64 of amortization expense in 2011, 2010 and 2009, respectively. Amortization expense is included as a component of selling, general and administrative on the consolidated statements of operations. Amortization expense for intangible assets is estimated to be approximately $6,240 for the years 2012 through 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, unless otherwise indicated)

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

As of December 31	2011	2010
Compensation related reserves	$22,013	$20,041
Product warranty and recall obligations	5,126	3,831
Financial instruments	7,722	-
Liability to PST shareholders	29,975	-
Other (A)	26,581	18,881
Total accrued expenses and other current liabilities	$91,417	$42,753

(A)	“Other” is comprised of miscellaneous accruals; none of which contributed a significant portion of the total.

Income Taxes

The Company accounts for income taxes using the liability method. Deferred income taxes reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not to occur. During the year ended December 31, 2008 the Company determined that it was more likely than not that the Company would not be able to realize its deferred tax assets in the U.S. As a result, the Company recorded a valuation allowance related to its U.S. deferred tax assets of $62,006 in 2008. The Company continued to record a full valuation allowance in 2009, 2010 and 2011.

The Company's policy is to provide for uncertain tax positions and the related interest and penalties based upon management's assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.  At December 31, 2011, the Company believes it has appropriately accounted for any unrecognized tax benefits.  To the extent the Company prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the Company's effective tax rate in a given financial statement period may be affected.

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

Revenue Recognition and Sales Commitments

The Company recognizes revenues from the sale of products, net of actual and estimated returns, at the point of passage of title, which is generally at the time of shipment. Estimated returns are based on historical authorized returns. The Company often enters into agreements with its customers at the beginning of a given vehicle’s expected production life. Once such agreements are entered into, it is the Company’s obligation to fulfill the customers’ purchasing requirements for the entire production life of the vehicle. These agreements are subject to renegotiation, which may affect product pricing.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, unless otherwise indicated)

Shipping and Handling Costs

Shipping and handling costs are included in cost of goods sold on the consolidated statement of operations.

Product Warranty and Recall Reserves

Amounts accrued for product warranty and recall claims are established based on the Company’s best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet dates. These accruals are based on several factors including past experience, production changes, industry developments and various other considerations. The Company can provide no assurances that it will not experience material claims in the future or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued or beyond what the Company may recover from its suppliers. The current portion of the product warranty and recall reserve is included as a component of accrued expenses and other current liabilities on the consolidated balance sheets.

The following provides a reconciliation of changes in the product warranty and recall reserve:

Years ended December 31	2011	2010
Product warranty and recall at beginning of period	$3,831	$4,764
Accruals for products shipped during period	3,142	3,338
Acquisition	1,063	-
Aggregate changes in pre-existing liabilities due to claim developments	(168)	(181)
Settlements made during the period (in cash or in kind)	(2,567)	(4,090)
Product warranty and recall at end of period (A)	$5,301	$3,831

(A)	Product warranty and recall includes $175 of a long-term warranty liability at December 31, 2011.

Product Development Expenses

Expenses associated with the development of new products and changes to existing products are charged to expense as incurred and are included in the Company’s consolidated statements of operations as a component of selling, general and administrative. These costs amounted to $35,263, $37,563 and $32,993 in years ended December 31, 2011, 2010 and 2009, respectively or 4.6%, 5.9% and 6.9% of net sales for these respective periods.

Share-Based Compensation

At December 31, 2011, the Company had three types of share-based compensation plans: (1) Long-Term Incentive Plan, as amended, (2) Directors’ Share Option Plan and (3) the Amended Directors’ Restricted Shares Plan. One plan is for employees and two plans are for non-employee directors. The Long-Term Incentive Plan is made up of the Long-Term Incentive Plan that was approved by the Company's shareholders on September 30, 1997, and expired on June 30, 2007, and the Amended and Restated Long-Term Incentive Plan, as amended, that was approved by shareholders on May 17, 2010, and expires on April 24, 2016.

Total compensation expense recognized as a component of selling, general and administrative on the consolidated statements of operations for share-based compensation arrangements was $4,423, $2,661 and $1,252 for the years ended December 31, 2011, 2010 and 2009, respectively. Of these amounts, $375 and $184 for the years ended December 31, 2011 and 2010, respectively, were related to the Long-Term Cash Incentive Plan “Phantom Shares” discussed in Note 8. There was no share-based compensation expense capitalized as inventory in 2011, 2010 or 2009.

Financial Instruments and Derivative Financial Instruments

Financial instruments, including derivative financial instruments, held by the Company include cash and cash equivalents, accounts receivable, accounts payable, long-term debt and foreign currency forward contracts. The carrying value of cash and cash equivalents, accounts receivable and accounts payable is considered to be representative of fair value because of the short maturity of these instruments. See Note 9 for fair value disclosures of the Company’s financial instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, unless otherwise indicated)

Common Shares Held in Treasury

The Company accounts for Common Shares held in treasury under the cost method and includes such shares as a reduction of total shareholders’ equity.

Net Income (Loss) Per Share

Basic net income (loss) per share was computed by dividing net income (loss) by the weighted-average number of Common Shares outstanding for each respective period. Diluted net income per share was calculated by dividing net income by the weighted-average of all potentially dilutive Common Shares that were outstanding during the periods presented. For all periods in which the Company recognized a net loss, the Company has not recognized the effect from dilutive securities as no anti-dilution is permitted. Actual weighted-average Common Shares outstanding used in calculating basic and diluted net income (loss) per share were as follows:

Years ended December 31	2011	2010	2009
Basic weighted-average shares outstanding	24,180,671	23,945,754	23,625,923
Effect of dilutive shares	464,258	386,847	-
Diluted weighted-average shares outstanding	24,644,929	24,332,601	23,625,923

Options not included in the computation of diluted net income (loss) per share to purchase 50,000, 106,750 and 169,750 Common Shares at an average price of $15.73, $12.96 and $9.57 per share were outstanding at December 31, 2011, 2010 and 2009, respectively. These outstanding options were not included in the computation of diluted net income (loss) per share because their respective exercise prices were greater than the average closing market price of Company Common Shares.

There were 419,100, 445,950 and 395,925 performance-based restricted Common Shares outstanding at December 31, 2011, 2010 and 2009, respectively. These shares were not included in the computation of diluted net income (loss) per share because not all vesting conditions were achieved as of December 31, 2011, 2010 and 2009. These shares may or may not become dilutive based on the Company’s ability to meet or exceed future performance targets.

Comprehensive Income (Loss)

Other comprehensive income (loss) includes foreign currency translation adjustments, pension liability adjustments, unrealized gains and losses on available-for-sale marketable securities and the effective portion of gains and losses on certain hedging activities.

The components of accumulated other comprehensive income (loss), as reported on the consolidated statements of other comprehensive income (loss) and shareholders’ equity, net of tax, were as follows:

			Unrealized		Accumulated
	Currency	Pension	gain (loss) on	Unrealized	other
	translation	liability	marketable	gain (loss) on	comprehensive
	adjustments	adjustments	securities	derivatives	income (loss)
Balance, January 1, 2009	$6	$(1,959)	$(30)	$(5,014)	$(6,997)
Current year change	6,066	(3,130)	6	6,724	9,666
Balance, December 31, 2009	6,072	(5,089)	(24)	1,710	2,669
Current year change	(1,994)	5,089	8	(1,710)	1,393
Balance, December 31, 2010	4,078	-	(16)	-	4,062
Current year change	(5,971)	-	16	(7,722)	(13,677)
Balance, December 31, 2011	$(1,893)	$-	$-	$(7,722)	$(9,615)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, unless otherwise indicated)

The tax effects related to each component of other comprehensive income (loss) were as follows:

	Before tax		After-tax
	amount	Provision	amount
2009
Foreign currency translation adjustments	$6,066	$-	$6,066
Pension liability adjustments	(3,130)	-	(3,130)
Unrealized gain on marketable securities	9	(3)	6
Unrealized gain on derivatives	6,724	-	6,724
Current year change	$9,669	$(3)	$9,666
2010
Foreign currency translation adjustments	$(1,994)	$-	$(1,994)
Pension liability adjustments	5,089	-	5,089
Unrealized gain on marketable securities	12	(4)	8
Unrealized loss on derivatives	(1,710)	-	(1,710)
Current year change	$1,397	$(4)	$1,393
2011
Foreign currency translation adjustments	$(5,971)	$-	$(5,971)
Unrealized gain on marketable securities	24	(8)	16
Unrealized loss on derivatives	(7,722)	-	(7,722)
Current year change	$(13,669)	$(8)	$(13,677)

As of December 31, 2009, the Company recorded a valuation allowance of $1,675, which fully offset the deferred tax asset related to the pension liability adjustments. There was no valuation recorded as of December 31, 2010 as a result of reversing the deferred tax asset in conjunction with placing Stoneridge Pollak Limited (“SPL”) into administration as described in Note 13.

Deferred Finance Costs

Deferred finance costs are being amortized over the life of the related financial instrument using the straight-line method, which approximates the effective interest method. The 2.5% discount to the initial purchasers of the Company’s senior secured notes is being accreted using the effective interest rate of 10.0% over the life of the senior secured notes. Deferred finance cost amortization and debt discount accretion for the years ended December 31, 2011, 2010 and 2009 was $875, $914 and $989, respectively, and is included as a component of interest expense, net on the consolidated statements of operations. As of December 31, 2011 and 2010, deferred financing costs, net were $1,914 and $1,723, respectively and were included on the consolidated balance sheets as a component of investments and other long-term assets, net.

Recently Issued Accounting Standards Not Yet Adopted at December 31, 2011

In May 2011, the FASB issued changes to fair value measurement. This change clarifies the concepts related to highest and best use and valuation premise, blockage factors and other premiums and discounts, the fair value measurement of financial instruments held in a portfolio and of those instruments classified as a component of shareholder’s equity. The guidance includes enhanced disclosure requirements about recurring Level 3 fair value measurements, the use of nonfinancial assets, and the level in the fair value hierarchy of assets and liabilities not recorded at fair value. The provisions are effective prospectively for interim and annual periods beginning on or after December 15, 2011. Early application is prohibited. This requires changes in presentation only and we do not expect it will have a material impact on its consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, unless otherwise indicated)

In September 2011, the FASB issued changes to the testing of goodwill for impairment. These changes provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of a reporting unit is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, go directly to the two-step quantitative impairment test. These changes become effective for the Company for any goodwill impairment test performed on January 1, 2012 or later, although early adoption is permitted. Management performs a review of the Company’s goodwill in the fourth quarter of each calendar year. We do not expect that adoption of these provisions will have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued updated guidance to provide enhanced disclosures such that users of the financial statements will be able to better evaluate the effect or potential effect of netting arrangements on the statement of financial position. The guidance requires improved information about financial instruments and derivative instruments that are either offset according to specific guidance or subject to an enforceable master netting agreement or similar arrangement. The disclosures will provide both net and gross information for these assets and liabilities. Although we do not currently elect to offset assets and liabilities within the scope of the guidance, expanded disclosures will be required starting for the quarter ended March 31, 2013, along with retrospective presentation of prior periods.

Reclassifications

Certain prior period amounts have been reclassified to conform to their 2011 presentation in the consolidated financial statements.

3. Investments

In June 2009, the Financial Accounting Standards Board (“FASB”) revised the authoritative guidance for determining the primary beneficiary of a variable interest entity (“VIE”).  In December 2009, the FASB issued Accounting Standards Update No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities , which provides amendments to Accounting Standards Codification Topic No. 810, Consolidation (“ASC Topic 810”) to reflect the revised guidance.  Among other things, the new guidance requires a qualitative rather than a quantitative assessment to determine the primary beneficiary of a VIE based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. In addition, the amended guidance requires an ongoing reconsideration of the primary beneficiary. The provisions of this new guidance were effective as of January 1, 2010, and the adoption did not have an impact on the Company’s financial statements.  The Company analyzed its joint ventures in accordance with ASC Topic 810 to determine whether they are VIE’s and, if so, whether the Company is the primary beneficiary.  The Minda Stoneridge Instruments Ltd. (“Minda”) joint venture at December 31, 2011 was determined under the provisions of ASC Topic 810 to be an unconsolidated joint venture and was accounted for under the equity method of accounting. PST was an unconsolidated joint venture at December 31, 2010.

PST Eletrônica Ltda.

The Company has a 74% interest in PST, a Brazilian electronic system provider focused on security, convenience and infotainment devices and services primarily for the South American vehicle and motorcycle industry. Prior to the acquisition of the additional interest on December 31, 2011, see Note 2, PST was an unconsolidated joint venture accounted for under the equity method of accounting. As of December 31, 2011, PST is a consolidated subsidiary of the Company. As of December 31, 2010, the Company’s investment in PST was $41,178 and was recorded as a component of investments and other long-term assets, net on the consolidated balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, unless otherwise indicated)

Condensed financial information for PST is as follows:

As of December 31,	2010
Cash and cash equivalents	$4,083
Accounts receivable, net	26,557
Inventories, net	46,576
Property, plant and equipment, net	30,963
Other assets	10,437
Total assets	$118,616

Current liabilities	$45,166
Long-term liabilities	13,962
Equity of:
Stoneridge	29,744
Others	29,744
Total liabilities and equity	$118,616

The difference between the Company’s carrying amount of its investment in PST and the Company’s underlying equity in the net assets of PST is primarily due to a net goodwill balance of $11,296 at December 31, 2010.

Years ended December 31	2011	2010	2009
Net sales	$234,160	$182,946	$140,690
Cost of goods sold	$132,489	$93,683	$69,291

Total pre-tax income	$20,995	$23,503	$15,623
The Company's share of pre-tax income	$10,498	$11,752	$7,812

Equity in earnings of PST included in the consolidated statements of operations was $8,805, $9,490 and $7,385 for the years ended December 31, 2011, 2010 and 2009, respectively. During 2011, 2010 and 2009, PST declared dividends payable to its joint venture partners, which included the Company. The Company received dividend payments from PST of $0, $5,457 and $7,301 in 2011, 2010 and 2009, respectively, which decreased the Company’s investment in PST.

Minda Stoneridge Instruments Ltd.

The Company has a 49% interest in Minda, a company based in India that manufactures electronics, instrumentation equipment and sensors for the motorcycle and commercial vehicle market. The investment is accounted for under the equity method of accounting. The Company’s investment in Minda, recorded as a component of investments and other long-term assets, net on the consolidated balance sheets, was $6,391 and $6,287 as of December 31, 2011 and 2010, respectively. Equity in earnings of Minda included in the consolidated statements of operations was $1,229, $856 and $390, for the years ended December 31, 2011, 2010 and 2009, respectively.

4. Debt

Senior Secured Notes

On October 4, 2010, the Company issued $175,000 of senior secured notes which are included as a component of long-term debt on the consolidated balance sheets. These senior secured notes bear interest at an annual rate of 9.5% and mature on October 15, 2017. The senior secured notes were issued at a 2.5% discount to the initial purchasers. The debt discount at December 31, 2011 and 2010 was $3,807 and $4,375, respectively. The senior secured notes are redeemable, at the Company’s option, beginning October 15, 2014 at 104.75%. Interest payments commenced on April 15, 2011, and are payable on April 15 and October 15 of each year, thereafter. The senior secured notes indenture limits the amount of the Company and its restricted subsidiaries’ indebtedness, restricts certain payments and includes various other non-financial restrictive covenants. The senior secured notes are guaranteed by all of the Company’s existing domestic restricted subsidiaries. All other restricted subsidiaries that guarantee any indebtedness of the Company or the guarantors will also guarantee the senior secured notes. The proceeds from the senior secured notes issuance were used to extinguish the Company’s previously existing senior notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, unless otherwise indicated)

On September 20, 2010, the Company commenced a tender offer to purchase for cash any and all of its senior notes. The consent payment deadline was October 1, 2010, and the tender offer expired on October 18, 2010. For senior notes tendered before the consent payment deadline, the note holders received $1,002.50 for each $1,000.00 of principal amount of notes tendered. There was $109,733 of senior notes tendered prior to the consent payment deadline and an additional $154 tendered after the consent payment deadline but before the tender offer deadline. Holders tendering senior notes after the consent payment deadline were eligible to receive only the tender offer consideration of $1,000.00 per $1,000.00 principal amount of senior notes. On November 4, 2010, all senior notes which were not tendered were redeemed by the Company at par. In conjunction with the 2010 extinguishment, the Company recognized a loss of $1,346 for the year ended December 31, 2010. The 2010 loss was comprised of a non-cash charge of $1,022 related to the write-off of deferred finance costs and a cash charge of $324 which represents premiums that were paid to extinguish the senior notes and professional fees that were paid related to the tender offer.

Credit Facilities

On November 2, 2007, the Company entered into an asset-based credit facility (the “credit facility”), which permits borrowing up to a maximum level of $100,000. In connection with the senior secured notes issuance, the Company entered into an Amended and Restated Credit and Security Agreement (the “Amended and Restated Agreement”) relating to the credit facility on September 20, 2010 which became effective on October 4, 2010. In addition, on December 1, 2011, the Company entered into a Second Amended and Restated Credit and Security Agreement (the “Second Amended and Restated Agreement”). The Amended and Restated Agreement (i) provided certain consents necessary for the issuance of the senior secured notes, (ii) extended the expiration date of the credit facility to November 1, 2012 and (iii) granted the facility agent, for the benefit of the lenders, second priority liens and security interests in the collateral subject to first priority liens and security interests in favor of the collateral agent for the holders of the senior secured notes. The Second Amended and Restated Agreement extended the termination date of the credit facility to December 1, 2016 (approximately a four-year extension), increased the borrowing base by increasing the sublimit on eligible inventory located at Mexican facilities and made changes to certain covenants relating to, among other things, guarantees, investments, capital expenditures and permitted indebtedness. At December 31, 2011 and 2010, there were $38,000 and $0 in borrowings outstanding on this credit facility, respectively. The weighted average interest rate on the borrowings outstanding was 1.7% at December 31, 2011. The borrowings are included as a component of short-term debt on the consolidated balance sheets and are expected to be repaid over the next twelve months. The available borrowing capacity on this credit facility is based on eligible current assets, as defined. At December 31, 2011 and 2010, the Company had undrawn borrowing capacity of $29,540 and $61,251, respectively, based on eligible current assets. The credit facility does not contain financial performance covenants which would constrain the Company’s borrowing capacity. However, restrictions do include limits on capital expenditures, operating leases, dividends and investment activities in a negative covenant which limits investment activities to $15,000 minus certain guarantees and obligations. The credit facility expires on December 1, 2016 and requires a commitment fee of 0.375% on the unused balance. Interest is payable quarterly at either (i) the higher of the prime rate or the Federal Funds rate plus 0.50%, plus a margin of 0.00% to 0.25% or (ii) LIBOR plus a margin of 1.00% to 1.75%, depending upon the Company’s undrawn availability, as defined.  The Company received a waiver and amendment to extend the delivery of certain documents required for the Company’s acquisition of an additional interest in PST. Other than this waiver, the Company was in compliance with all covenants at December 31, 2011 and December 31, 2010.

On October 13, 2009, the Company’s majority owned consolidated subsidiary, BCS, entered into a master revolving note (the “Revolver”), which permits borrowing up to a maximum level of $3,000. On September 30, 2011, BCS amended the Revolver to extend the maturity date to September 28, 2012 and maintained the interest rate margin at 2.0%. The available borrowing capacity on the Revolver is based on an advance formula, as defined. At December 31, 2011 and 2010, BCS had additional borrowing capacity of $0 and $1,089 based on the advance formula. At December 31, 2011 and 2010, BCS had $1,181 and $742 in borrowings outstanding on the Revolver, respectively, which are included on the consolidated balance sheets as a component of short-term debt. Interest is payable monthly at the prime referenced rate plus a 2.0% margin. At December 31, 2011 and 2010, the interest rate on the Revolver was 5.25%. The Company is a guarantor of BCS as it relates to the Revolver. The Revolver contains certain financial restrictive covenants. BCS violated the fixed charge and tangible net worth covenants related to the Revolver during the first quarter of 2011 and during the fourth quarter of 2010. BCS received waivers for those covenant violations. Subsequent to these violations, the fixed charge and tangible net worth covenants have been eliminated from the Revolver through its expiration.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, unless otherwise indicated)

The Company’s consolidated subsidiary, PST, maintains several revolving credit facilities with Brazilian financial institutions, providing an aggregate borrowing capacity up to $20,509.  The revolving credit facilities expire throughout 2012.  At December 31, 2011, there were $0 borrowings outstanding on the revolving credit facilities.

Other Debt

BCS has an installment note. Interest on the installment note is the prime referenced rate plus a 2.25% margin. At December 31, 2011 and 2010, the interest rate on the installment note was 5.5%. The installment note calls for monthly installment payments of principal and interest and matures in 2012. At December 31, 2011 and 2010, the principal amount due on the installment note was $164 and $322, respectively.

On August 20, 2010, the Company’s wholly-owned subsidiary located in Suzhou, China entered into a term loan of 4,690 Chinese yuan, which matured on August 5, 2011. This term loan was included as a component of current portion of long-term debt on the consolidated balance sheet at December 31, 2010. On September 2, 2011, the subsidiary entered into a new term loan for 9,000 Chinese yuan which was approximately $1,430 at December 31, 2011, and is included on the consolidated balance sheet as a component of current portion of long-term debt. The term loan matures on September 1, 2012. Interest is payable quarterly at the one-year lending rate published by The People’s Bank of China multiplied by 127.0%. At December 31, 2011, the interest rate on the term loan was 8.33%.

The Company’s consolidated subsidiary, PST, maintains several term loans used for working capital purposes. At December 31, 2011, there was $54,068 in borrowings outstanding on the loans.  Of the outstanding borrowings, $42,652 is to be paid in 2012 and is included on the December 31, 2011 consolidated balance sheet as a component of current portion of long-term debt.  The balance of $11,416 is included on the December 31, 2011 consolidated balance sheet as a component of long-term debt. The $11,416 is comprised of $2,479 that matures in 2013, with the balance maturing in 2019.  Depending on the specific loan, interest is payable either monthly or annually based on rates ranging from 1.15% to 13.22%. At December 31, 2011, all covenants of the loan agreements were being met.

At December 31, 2011, the future maturities of long-term debt are as follows:

Years ended December 31,
2012	$44,246
2013	3,496
2014	1,320
2015	1,320
2016	1,320
Thereafter	176,255
Total long-term debt	$227,957

5. Income Taxes

The provision (benefit) for income taxes included in the accompanying consolidated financial statements represents federal, state and foreign income taxes. The components of income (loss) before income taxes and the provision (benefit) for income taxes consist of the following:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, unless otherwise indicated)

Years ended December 31	2011	2010	2009
		As adjusted	As adjusted
Income (loss) before income taxes:
Domestic	$62,510	$(4,405)	$(21,535)
Foreign	9,132	16,429	(12,044)
Total income (loss) before income taxes	$71,642	$12,024	$(33,579)

Provision (benefit) for income taxes:
Current:
Federal	$-	$-	$9
State and foreign	2,167	1,147	2,188
Total current provision	2,167	1,147	2,197

Deferred:
Federal	23,443	1,188	(1,242)
State and foreign	495	(1,657)	(1,958)
Total deferred provision (benefit)	23,938	(469)	(3,200)
Total provision (benefit) for income taxes	$26,105	$678	$(1,003)

A reconciliation of the Company’s effective income tax rate to the statutory federal tax rate is as follows:

Years ended December 31	2011	2010	2009
Statutory U.S. federal income tax rate	35.0%	35.0%	(35.0)%
State income taxes, net of federal tax benefit	0.2	1.3	1.2
Tax credits	(1.4)	(7.5)	(2.8)
Foreign rate differential	(1.4)	(51.4)	0.7
Change in income tax accruals	0.1	(0.1)	(0.1)
Tax on foreign dividends, net of foreign tax credits	1.1	39.0	24.2
Reduction of deferred taxes	0.3	7.4	2.3
Valuation allowances	0.5	(9.2)	7.3
Non-deductible compensation	0.3	4.9	-
Other comprehensive income	-	(9.6)	-
Other	1.7	(4.2)	(0.8)
Effective income tax rate	36.4%	5.6%	(3.0)%

The Company recognized expense (benefit) for income taxes of $26,105, or 36.4% and $678, or 5.6% of pre-tax income and ($1,003), or (3.0%) of pre-tax loss, for federal, state and foreign income taxes for the years ended December 31, 2011, 2010 and 2009, respectively. The increase in tax expense for the year ended December 31, 2011 compared to the same period for 2010 was primarily attributable to the gain recognized on the remeasurement to fair market value of the previously held equity interest in PST. Excluding the tax on the PST gain, 2011 tax expense increased compared to 2010 due to improved performance of our European operations. In addition, 2010 tax expense included a tax benefit for the reversal of a deferred tax liability related to our UK operations that was previously included as a component of accumulated other comprehensive income (loss) within shareholders’ equity.

Unremitted earnings of foreign subsidiaries were $16,347, $11,111 and $2,590 as of December 31, 2011, 2010 and 2009, respectively. Because these earnings have been indefinitely reinvested in foreign operations, no provision has been made for U.S. income taxes. It is impracticable to determine the amount of unrecognized deferred taxes with respect to these earnings; however, foreign tax credits may be available to reduce U.S. income taxes in the event of a distribution.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, unless otherwise indicated)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

As of December 31	2011	2010
		As adjusted
Deferred tax assets:
Inventories	$3,338	$1,670
Employee benefits	3,542	1,660
Insurance	759	1,095
Depreciation and amortization	14,448	21,057
Net operating loss carryforwards	44,094	40,714
General business credit carryforwards	10,987	9,545
Reserves not currently deductible	6,315	3,136
Gross deferred tax assets	83,483	78,877
Less: Valuation allowance	(78,211)	(74,940)
Deferred tax assets less valuation allowance	5,272	3,937

Deferred tax liabilities:
Depreciation and amortization	(37,234)	(1,294)
Basis difference - PST	(31,016)	(9,463)
Other	(1,600)	(509)
Gross deferred tax liabilities	(69,850)	(11,266)

Net deferred tax liability	$(64,578)	$(7,329)

The valuation allowance represents the amount of tax benefit related to U.S., state and foreign net operating losses, credits and other deferred tax assets that will more likely than not be unrealized. This valuation allowance has no impact on the Company’s ability to utilize the U.S. net operating losses and credits to offset future U.S. taxable income. The Company believes that it should ultimately generate sufficient U.S. taxable income during the remaining tax loss and credit carry forward periods in order to realize substantially all of the benefits of the net operating losses and credits before they expire.

The Company has deferred tax assets for net operating loss carry forwards of $418, net of a valuation allowance of $43,676. The net operating losses relate to U.S. federal, state and foreign tax jurisdictions. The U.S. federal net operating losses begin to expire if unused by December 31, 2025, the state net operating losses expire at various times and the foreign net operating losses have indefinite expiration dates. The Company has a deferred tax asset for general business credit carry forwards of $582 net of a valuation allowance of $10,405. The carry forward for U.S. federal general business credits begins to expire if unused by December 31, 2021 and the state tax credits expire at various times. The Company is required to provide a deferred tax liability corresponding to the difference between the financial reporting basis (which was remeasured to fair value upon the acquisition of an additional 24% of PST) and the tax basis in the previously held 50% ownership interest in PST (the “outside” basis difference). This outside basis difference will generally remain fixed until (1) dividends from the subsidiary exceed the parent’s share of earnings subsequent to the date it became a subsidiary or (2) there is a transaction that affects the Company’s ownership of PST.

During the fourth quarter of 2010, the Company undertook a secondary offering. As a result of the secondary offering, a substantial change in the Company’s ownership occurred and the Company experienced an ownership change pursuant to Section 382 of the Internal Revenue Code of 1986, as revised. Due to the Company being in a full valuation allowance position with respect to our federal deferred tax assets, there was no impact to the balance sheet and income statement during 2011 or 2010.

The following is a reconciliation of the Company’s total gross unrecognized tax benefits:

	2011	2010	2009
Balance as of January 1	$3,101	$2,838	$2,599

Tax positions related to the current year:
Additions	381	387	369
Tax positions related to prior years:
Additions	28
Reductions	-	(11)	(26)

Acquisition balance	268
Settlements	-	-	(104)
Expiration of statutes of limitation	(58)	(113)	-

Balance as of December 31	$3,720	$3,101	$2,838

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, unless otherwise indicated)

The liability for uncertain tax benefits is classified as a non-current liability unless it is expected to be paid within one year. At December 31, 2011 the Company has classified $268 as a current liability and $2,701 as a reduction to non-current deferred income tax assets. Through a combination of anticipated state audit settlements and the expiration of certain statutes of limitation, the amount of unrecognized tax benefits could decrease by approximately $71 within the next 12 months. Management is currently unaware of issues under review that could result in a significant change or a material deviation in this estimate.

If the Company’s tax positions are sustained by the taxing authorities in favor of the Company, approximately $3,584 would affect the Company’s effective tax rate.

Consistent with historical financial reporting, the Company has elected to classify interest expense and, if applicable, penalties which could be assessed related to unrecognized tax benefits as a component of income tax expense. For the years ended December 31, 2011, 2010 and 2009, the Company recognized approximately $67, $45 and $104 of gross interest and penalties, respectively. The Company has accrued approximately $740 and $575 for the payment of interest and penalties at December 31, 2011 and 2010, respectively.

The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. The following table summarizes the open tax years for each important jurisdiction:

Jurisdiction	Open Tax Years
U.S. Federal	2008-2011
Brazil	2006-2011
France	2007-2011
Mexico	2006-2011
Spain	2007-2011
Sweden	2006-2011
United Kingdom	2007-2011

6. Operating Lease Commitments

The Company leases equipment, vehicles and buildings from third parties under operating lease agreements. For the years ended December 31, 2011, 2010 and 2009, lease expense totaled $7,403, $6,666 and $6,461, respectively.

Future minimum operating lease commitments as of December 31, 2011 are as follows:

2012	$5,934
2013	5,205
2014	4,016
2015	2,611
2016	1,525
Thereafter	1,511
Total	$20,802

7. Share-Based Compensation Plans

In October 1997, the Company adopted a Long-Term Incentive Plan (“Incentive Plan”). The Company reserved 2,500,000 Common Shares for issuance to officers and other key employees under the Incentive Plan. Under the Incentive Plan, as of December 31, 2011, the Company granted cumulative options to purchase 1,594,500 Common Shares to management with exercise prices equal to the fair market value of the Company’s Common Shares on the date of grant. The options issued cliff-vest from one to five years after the date of grant and have a contractual life of 10 years. In addition, the Company has also issued 1,553,125 restricted Common Shares under the Incentive Plan, of which 814,250 were time-based with either graded or cliff vesting using the straight-line method while the remaining 738,875 restricted Common Shares were performance-based. Restricted Common Shares awarded under the Incentive Plan entitle the shareholder to all the rights of Common Share ownership except that the shares may not be sold, transferred, pledged, exchanged, or otherwise disposed of during the vesting period. The Incentive Plan expired on June 30, 2007.

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

In April 2006, the Company’s shareholders approved the Amended and Restated Long-Term Incentive Plan (the "2006 Plan"). There are 3,000,000 Common Shares reserved for awards under the 2006 Plan, of which the maximum number of Common Shares which may be issued subject to incentive stock options is 500,000. Under the 2006 Plan, as of December 31, 2011, the Company has issued 1,903,750 restricted Common Shares, of which 1,255,900 are time-based with cliff vesting using the straight-line method and 647,850 are performance-based.

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

In 2011, pursuant to the 2006 Plan, the Company granted time-based restricted Common Share and performance-based restricted Common Share awards. The time-based restricted Common Share awards cliff vest three years after the date of grant. The performance-based restricted Common Share awards vest and are no longer subject to forfeiture upon the recipient remaining an employee of the Company for three years from the date of grant and, for one half of the awards, upon the Company attaining certain targets of performance measured against a peer group’s performance in terms of total shareholder return and, for the remaining half of the awards, upon achieving certain annual net income per share targets established by the Company during the term of the award.

In April 2005, the Company adopted the Directors’ Restricted Shares Plan (“Director Share Plan”). The Company reserved 500,000 Common Shares for issuance under the Director Share Plan. Under the Director Share Plan, the Company has cumulatively issued 315,484 restricted Common Shares. Certain shares issued under the Director Share Plan during 2009 cliff vest one year after the grant date; other shares issued during 2009 cliff vest six months after the date of grant. Shares issued under the Director Share Plan during 2010 and 2011 cliff vest one year after the date of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, unless otherwise indicated)

Options

A summary of option activity under the plans noted above as of December 31, 2011, and changes during the year ended are presented below:

			Weighted-
		Weighted-	average
		average	remaining
	Share	exercise	contractual
	options	price	term
Outstanding as of December 31, 2010	131,750	$11.98
Expired	(8,150)	$7.91
Exercised	(19,500)	$9.53
Outstanding and exercisable as of December 31, 2011	104,100	$12.76	1.63

There were no options granted during the years ended December 31, 2011, 2010 and 2009, and all outstanding options have vested.

The intrinsic value of options outstanding and exercisable is the difference between the fair market value of the Company’s Common Shares on the applicable date (“Measurement Value”) and the exercise price of those options that had an exercise price that was less than the Measurement Value. The intrinsic value of options exercised is the difference between the fair market value of the Company’s Common Shares on the date of exercise and the exercise price. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $117, $145 and $9, respectively.

As of December 31, 2011 and 2010, the aggregate intrinsic value of both outstanding and exercisable options was $5 and $514, respectively.

Restricted Shares

The fair value of the non-vested time-based restricted Common Share awards was calculated using the market value of the shares on the date of issuance. The weighted-average grant-date fair value of time-based restricted Common Shares granted during the years ended December 31, 2011, 2010 and 2009 was $15.79, $6.92 and $1.84, respectively.

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

A summary of the status of the Company’s non-vested restricted Common Shares as of December 31, 2011 and the changes during the year then ended, are presented below:

	Time-based awards		Performance-based awards
		Weighted-		Weighted-
	Common	average grant-	Common	average grant-
	shares	date fair value	shares	date fair value
Non-vested as of December 31, 2010	996,020	$5.41	445,950	$8.67
Granted	260,700	$15.79	176,100	$15.79
Vested	(244,698)	$9.40	-	$-
Forfeited	(20,362)	$7.84	(202,950)	$10.77
Non-vested as of December 31, 2011	991,660	$7.11	419,100	$10.65

As of December 31, 2011, total unrecognized compensation cost related to non-vested time-based restricted Common Share awards granted was $3,130. That cost is expected to be recognized over a weighted-average period of 1.00 years. For the years ended December 31, 2011, 2010 and 2009, the total fair value of time-based restricted Common Share awards vested was $3,743, $1,823 and $1,595, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, unless otherwise indicated)

As of December 31, 2011, total unrecognized compensation cost related to non-vested performance-based restricted Common Share awards granted was $2,278. That cost is expected to be recognized over a weighted-average period of 1.55 years. As noted above, the Company has issued and outstanding performance-based restricted Common Share awards that use different performance targets. The awards that use net income per share as the performance target will not be expensed until it is probable that the Company will meet the underlying performance condition.

Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2011, 2010 and 2009 was $168, $220 and $0, respectively. There was no actual tax benefit realized for the tax deductions from the vesting of restricted Common Shares and option exercises of the share-based payment arrangements for the years ended December 31, 2011, 2010 and 2009.

8. Employee Benefit Plans

The Company has certain defined contribution profit sharing and 401(k) plans covering substantially all of its employees in the United States and United Kingdom. Company contributions are generally discretionary. The Company’s policy is to fund all benefit costs accrued. For the years ended December 31, 2011, 2010 and 2009, expenses related to these plans amounted to $1,801, $0 and $649, respectively.

Effective June 1, 2009 the Company discontinued matching contributions to the Company’s 401(k) plan covering substantially all of its employees in the United States. Beginning January 1, 2011 the Company reinstituted a matching contribution to the 401(k) plan.

Long-Term Cash Incentive Plans

In March 2009, the Company adopted the Stoneridge, Inc. Long-Term Cash Incentive Plan (“LTCIP”) and granted awards to certain officers and key employees. For 2009, the awards under the LTCIP provide recipients with the right to receive cash three years from the date of grant depending on the Company’s actual earnings per share performance for a performance period comprised of 2009, 2010 and 2011 fiscal years. The Company will record an accrual for an award to be paid in the period earned based on anticipated achievement of the performance goal. If the participant voluntarily terminates employment or is discharged for cause, as defined in the LTCIP, the award will be forfeited. In May 2009, the LTCIP was approved by the Company’s shareholders. As of December 31, 2011 and 2010, the Company has recorded an accrual of $2,173 and $0, respectively, which is included on the consolidated balance sheet as a component of accrued expenses and other current liabilities.

For 2010, the awards under the LTCIP provide recipients with the right to receive an amount of cash equal to the fair market value of a specified number of Common Shares, without par value, of the Company (“Phantom Shares”) three years from the date of grant depending on the Company’s actual earnings per share performance for each fiscal year of 2010, 2011 and 2012 within the performance period. The Company will record an accrual based on the fair market value of the Phantom Shares for an award to be paid in the period earned based on anticipated achievement of the performance goals. If the participant voluntarily terminates employment or is discharged for cause, as defined in the LTCIP, the award will be forfeited. The Company has recorded an accrual of $559 and $184 for these awards granted under the LTCIP at December 31, 2011 and 2010, which is included on the consolidated balance sheet as a component of other long-term liabilities.

There were no awards granted under the LTCIP during the year ended December 31, 2011.

9. Financial Instruments and Fair Value Measurements

Financial Instruments

A financial instrument is cash or a contract that imposes an obligation to deliver, or conveys a right to receive cash or another financial instrument. The carrying values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. The estimated fair value of the Company’s senior secured and senior notes (fixed rate debt) at December 31, 2011 and 2010, per quoted market sources, was $179,156 and $187,798, respectively. The face amount of these financial instruments at December 31, 2011 and 2010 was $175,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, unless otherwise indicated)

Derivative Instruments and Hedging Activities

On December 31, 2011, the Company had open foreign currency forward contracts, fixed price commodity contracts and an interest rate swap. These contracts are used solely for hedging and not for speculative purposes. Management believes that its use of these instruments to reduce risk is in the Company’s best interest. The counterparties to these financial instruments are financial institutions with investment grade credit ratings.

The Company conducts business internationally and therefore is exposed to foreign currency exchange rate risk. The Company uses derivative financial instruments as cash flow and fair value hedges to mitigate its exposure to fluctuations in foreign currency exchange rates by reducing the effect of such fluctuations on foreign currency denominated intercompany transactions and other foreign currency exposures. The currencies currently hedged by the Company include the euro, Swedish krona and Mexican peso. In certain instances, the foreign currency forward contracts do not qualify for hedge accounting and are marked to market, with gains and losses recognized in the Company’s consolidated statement of operations as a component of other expense (income), net. The Company’s foreign currency forward contracts substantially offset gains and losses on the underlying foreign currency denominated transactions. As of December 31, 2011, the Company held foreign currency forward contracts to reduce the exposure related to the Company’s euro-denominated and Swedish krona-denominated intercompany loans. These contracts expire on March 30, 2012. For the year ended December 31, 2011, the Company recognized a $225 gain related to the euro and Swedish krona contracts. The Company also holds contracts intended to reduce exposure to the Mexican peso. In August of 2011, the Company entered into three foreign currency forward contracts related to the Mexican peso. The first contract was for $28,223 of Mexican peso equivalents and expired monthly from August 2011 to December 2011. The second and third contracts are for $30,000 and $10,000, respectively, of Mexican peso equivalents and expire monthly from January 2012 to December 2012. Additionally, in December of 2011, the Company entered into a foreign currency forward contract for $15,000 of Mexican peso equivalents which expire monthly throughout 2012. These contracts were executed to hedge forecasted transactions and are accounted for as cash flow hedges. The effective portion of the unrealized gain or loss is deferred and reported in the Company’s consolidated balance sheets as a component of accumulated other comprehensive income (loss). The Company’s expectation is that the cash flow hedges will be highly effective in the future. The effectiveness of the transactions has been and will be measured on an ongoing basis using regression analysis.

To mitigate the risk of future price volatility and, consequently, fluctuations in gross margins, the Company entered into fixed price commodity contracts with a financial institution to fix the cost of a portion of the Company’s copper purchases as copper is a significant raw material. In March 2011, the Company entered into fixed price commodity contracts for 1,200 pounds of copper covering the period from April 2011 to December 2012. In May 2011, the Company entered into two fixed price commodity contracts for copper. The first contract was for 933 pounds of copper which covered the period from June 2011 to December 2011. The other commodity contract was for 2,000 pounds of copper and covers the period from January 2012 to December 2012. In August of 2011, the Company entered into two additional commodity contracts for copper. The first contract was for 801 pounds of copper and covered the period from October 2011 to December 2011. The second contract was for 3,500 pounds of copper and covers the period from January 2012 through December of 2012. In September of 2011, the Company entered into an additional fixed price commodity contract for copper. This contract was for 1,000 pounds of copper and covers the period from January 2012 to December 2012. All of these contracts represent a portion of the Company’s copper purchases. These contracts were executed to hedge a portion of forecasted transactions and the contracts are accounted for as cash flow hedges. The unrealized gain or loss for the effective portion of the hedges is deferred and reported in the Company’s consolidated balance sheets as a component of accumulated other comprehensive income (loss). Using regression analysis, the Company has concluded that these cash flow hedges are highly effective. The effectiveness of the transactions has been and will be measured on an ongoing basis using regression analysis.

On October 4, 2010, the Company entered into a fixed-to-floating interest rate swap agreement (the “Swap”) with a notional amount of $45,000 to hedge its exposure to fair value fluctuations on a portion of its senior secured notes. The Swap was designated as a fair value hedge of the fixed interest rate obligation under the Company’s $175,000 9.5% senior secured notes due October 15, 2017. Under the Swap, the Company pays a variable interest rate equal to the six-month London Interbank Offered Rate (“LIBOR”) plus 7.19% and it receives a fixed interest rate of 9.5%. The Swap requires semi-annual settlements on April 15 and October 15. The difference between amounts to be received and paid under the Swap is recognized as a component of interest expense, net on the consolidated statements of operations. The Swap reduced interest expense by $473 and $200 for the years ended December 31, 2011 and 2010, respectively. The critical terms of the Swap are aligned with the terms of the senior secured notes, including maturity of October 15, 2017, resulting in no hedge ineffectiveness. The unrealized gain or loss for the effective portion of the hedge is deferred and reported in the Company’s consolidated balance sheets as an asset or liability as applicable, with the offset to the carrying value of the senior secured notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, unless otherwise indicated)

The notional amounts and fair values of derivative instruments in the consolidated balance sheets are as follows:

			Prepaid expenses and other
			current assets / other		Accrued expenses and other
	Notional amounts (A)		long-term assets		current liabilities
As of December 31	2011	2010	2011	2010	2011	2010
Derivatives designated as hedging
instruments:
Cash Flow Hedge:
Forward currency contracts	$55,000	$-	$-	$-	$4,158	$-
Fixed price commodity contracts	6,500	-	-	-	3,564	-

Fair Value Hedge:
Interest rate swap contract	45,000	45,000	1,078	-	-	3,017
	106,500	45,000	1,078	-	7,722	3,017

Derivatives not designated as hedging
instruments:
Forward currency contracts	25,894	26,917	2	108	-	-
Total derivatives	$132,394	$71,917	$1,080	$108	$7,722	$3,017

(A)	Notional amounts represent the gross contract / notional amount of the derivatives outstanding.

Amounts recorded for the cash flow hedges in other comprehensive income (loss) in shareholders’ equity and in net income for the year ended December 31, 2011 are as follows:

		Amount of loss
	Amount of loss	reclassified from	Location of loss
	recorded in other	other comprehensive	reclassified from other
	comprehensive	income (loss) into net	comprehensive income
	income (loss)	income	(loss) into net income
Derivatives designated as cash flow hedges:
Forward currency contracts	$7,118	$2,960	Cost of goods sold
Fixed price commodity contracts	4,686	1,122	Cost of goods sold
Total derivatives designated as cash flow hedges	$11,804	$4,082

These derivatives will be reclassified from other comprehensive (loss) income to the consolidated statement of operations through December 2012.  The Company has measured the ineffectiveness of the forward currency and commodity contracts and any amounts recognized in the consolidated financial statements were immaterial for the year ended December 31, 2011.

Fair Value Measurements

The following table presents our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, unless otherwise indicated)

As of December 31				2011	2010
		Fair value estimated using
	Fair value	Level 1 inputs (A)	Level 2 inputs (B)	Level 3 inputs (C)	Fair value

Financial assets carried at fair value:

Available for sale security	$-	$-	$-	$-	$274
Interest rate swap contract	1,078	-	1,078	-	-
Forward currency contracts	2	-	2	-	108

Total financial assets carried at fair value	$1,080	$-	$1,080	$-	$382

Financial liabilities carried at fair value:

Interest rate swap contract	$-	$-	$-	$-	$3,017
Forward currency contracts	4,158	-	4,158	-	-
Fixed price commodity contracts	3,564	-	3,564	-	-

Total financial liabilities carried at fair value	$7,722	$-	$7,722	$-	$3,017

(A)	Fair values estimated using Level 1 inputs, which consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. The available for sale security, which was disposed of in 2011, was an equity security that was publically traded.

(B)	Fair values estimated using Level 2 inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly and include among other things, quoted prices for similar assets or liabilities in markets that are active or inactive as well as inputs other than quoted prices that are observable. For forward currency, commodity hedge and interest rate swap contracts, inputs include foreign currency exchange rates, commodity indexes and the six-month forward LIBOR.

(C)	Fair values estimated using Level 3 inputs consist of significant unobservable inputs. The Company did not have any fair value estimates using Level 3 inputs at December 31, 2011 and 2010.

For the year ended December 31, 2011, the Company recorded a fair value adjustment for nonfinancial assets of $4,945 related to the BCS goodwill. The Company utilized Level 3 inputs to estimate the fair value adjustment. For additional information, see the discussion of Goodwill and Other Intangible Assets in Note 2. No adjustments to fair value were required for nonfinancial assets for the year ended December 31, 2010.

10. Commitments and Contingencies

In the ordinary course of business, the Company is involved in various legal proceedings, workers’ compensation and product liability disputes. The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse affect on the results of operations, cash flows or the financial position of the Company.

As a result of an environmental phase one study performed at the Company’s former facility located in Sarasota, Florida, the Company became aware of soil and groundwater contamination at the site. The Company engaged an environmental engineering consultant to assess the level of contamination and to develop a remediation and monitoring plan for the site. Soil remediation at the site was completed during the year ended December 31, 2010. Ground water remediation at the site is expected to begin during the second quarter of 2013, upon approval of a remedial action plan. During the years ended December 31, 2011, 2010 and 2009, the Company recorded environmental remediation expense of $631, $967 and $537, respectively, as a component of selling, general and administrative on the consolidated statements of operations. At December 31, 2011 and 2010, the Company had accrued an undiscounted liability of $1,921 and $1,305, respectively, related to future remediation. The liability is recorded as a component of other long-term liabilities on the consolidated balance sheets. A majority of the costs associated with the recorded liability will be incurred at the start of the groundwater remediation, with the balance relating to monitoring costs to be incurred over a time horizon of multiple years. The recorded liability is based on assumptions of the current site assessment report. In December 2011, the Company sold the Sarasota facility and related property. However, the liability to remediate the site contamination remains the responsibility of the Company. Due to the ongoing site remediation, the closing terms of the sale agreement included a requirement for the Company to maintain a $2,000 letter of credit for the benefit of the buyer.

In addition, the Company’s subsidiary, PST, has civil, labor and tributary contingencies for which the outcome is deemed to be of a possible loss by its legal advisors, and, therefore, were not recorded. Such contingencies amount to $13,349 at December 31, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, unless otherwise indicated)

11. Restructuring

On October 29, 2007, the Company announced restructuring initiatives to improve manufacturing efficiency and cost position by ceasing manufacturing operations at its Sarasota, Florida (Control Devices reportable segment), and Mitcheldean, United Kingdom (Electronics reportable segment), locations. During 2008 and 2009, in response to the depressed conditions in the North American and European commercial and automotive vehicle markets, the Company continued and expanded the restructuring initiatives in the Control Devices and Electronics reportable segments. While the initiatives were completed in 2009 in regards to the Control Devices reportable segment, in 2010 the Company continued restructuring initiatives within the Electronics reportable segment and recorded amounts related to its cancelled lease in Mitcheldean, United Kingdom. During 2011, the Company continued negotiations in regards to this lease and recorded additional amounts to reflect the expected costs to be paid under the currently proposed settlement agreement. In connection with the restructuring initiatives, the Company recorded a restructuring charge of $951, $304 and $3,668 in the Company’s consolidated statements of operations as part of selling, general and administrative for the years ended December 31, 2011, 2010 and 2009, respectively. At December 31, 2011 and 2010, the only remaining restructuring liability relates to the cancelled lease in Mitcheldean, United Kingdom, for which the Company has accrued $1,920 and $1,117, respectively, on the consolidated balance sheets as a component of other long-term liabilities.

The expenses related to the restructuring activities that belong to the Electronics reportable segment include the following:

		Contract
	Severance	termination	Other exit
	costs	costs	costs	Total
Total expected restructuing charges	$5,250	$2,264	$2,401	$9,915
Accrued balance at January 1, 2009	$531	$1,305	$180	$2,016
2009 charge to expense	2,237	374	-	2,611
Foreign currency translation effect	-	400	-	400
Cash payments	(2,641)	(656)	(180)	(3,477)
Accrued balance at December 31, 2009	127	1,423	-	1,550
2010 charge to expense	183	121	-	304
Foreign currency translation effect	-	64	-	64
Cash payments	(310)	(491)	-	(801)
Accrued balance at December 31, 2010	-	1,117	-	1,117
2011 charge to expense	-	951	-	951
Foreign currency translation effect	-	(148)	-	(148)
Cash payments	-	-	-	-
Accrued balance at December 31, 2011	$-	$1,920	$-	$1,920

The expenses related to restructuring charges that belong to the Control Devices reportable segment include the following:

	Severance	Other exit
	costs	costs	Total
Total expected restructuing charges	$3,555	$6,348	$9,903
Accrued balance at January 1, 2009	$1,468	$400	$1,868
2009 charge to expense	1,034	23	1,057
Cash payments	(2,463)	(164)	(2,627)
Accrued balance at December 31, 2009	39	259	298
Cash payments	(39)	(259)	(298)
Accrued balance at December 31, 2010	$-	$-	$-

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

On December 31, 2011, the Company acquired a controlling interest in PST, see Note 2. Due to the acquisition, PST is now a separate reportable segment. PST results of operations are included in the Company’s statement of operations as equity earnings of investees for the year ended December 31, 2011. See Note 3 for summarized operating information of PST.

The Company has three reportable segments: Electronics, Control Devices and PST. The Company’s operating segments in the Electronics and Control Devices segments are aggregated based on sharing similar economic characteristics. Other aggregation factors include the nature of the products offered and management and oversight responsibilities. The Electronics reportable segment produces electronic instrument clusters, electronic control units, driver information systems and electrical distribution systems, primarily wiring harnesses and connectors for electrical power and signal distribution. The Control Devices reportable segment produces electronic and electromechanical switches and control actuation devices and sensors. The PST reportable segment, which is also an operating segment, specializes in the design, manufacture and sale of electronic vehicle alarms, convenience accessories, vehicle tracking devices and monitoring services and in-vehicle audio and video devices.

The accounting policies of the Company’s reportable segments are the same as those described in Note 2. The Company’s management evaluates the performance of its reportable segments based primarily on revenues from external customers, capital expenditures and income (loss) before income taxes. Inter-segment sales are accounted for on terms similar to those to third parties and are eliminated upon consolidation.

A summary of financial information by reportable segment is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, unless otherwise indicated)

Years ended December 31	2011 (A)	2010	2009
		As adjusted	As adjusted
Net Sales:
Electronics	$506,057	$397,630	$301,424
Inter-segment sales	24,249	16,707	9,845
Electronics net sales	530,306	414,337	311,269

Control Devices	259,316	237,596	173,728
Inter-segment sales	3,619	3,298	3,087
Control Devices net sales	262,935	240,894	176,815

Eliminations	(27,868)	(20,005)	(12,932)
Total net sales	$765,373	$635,226	$475,152

Income (loss) before income taxes:
Electronics (B)	$(2,376)	$41,984	$(13,911)
Control Devices (B)	17,145	15,877	(6,463)
Other corporate activities (B)	72,266	(25,674)	8,577
Corporate interest expense	(15,393)	(20,163)	(21,782)
Total income (loss) before income taxes	$71,642	$12,024	$(33,579)

Depreciation and Amortization:
Electronics	$9,616	$9,044	$9,061
Control Devices	9,270	9,958	10,591
Other corporate activities (C)	199	283	287
Total depreciation and amortization	$19,085	$19,285	$19,939

Interest Expense (Income), net:
Electronics	$1,697	$1,584	$187
Control Devices	144	33	(3)
Corporate activities	15,393	20,163	21,781
Total interest expense, net	$17,234	$21,780	$21,965

Capital Expenditures:
Electronics	$15,888	$11,351	$5,139
Control Devices	10,368	7,267	5,975
Corporate activities	34	(44)	884
Total capital expenditures	$26,290	$18,574	$11,998

As of December 31	2011	2010	2009
		As adjusted	As adjusted
Total Assets:
Electronics	$211,790	$191,698	$163,414
Control Devices	98,636	96,977	94,049
PST	326,910	-	-
Corporate (D)	341,602	217,414	236,102
Eliminations	(281,281)	(119,353)	(126,557)
Total assets	$697,657	$386,736	$367,008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, unless otherwise indicated)

(A)	The acquisition of a controlling interest in PST occurred on December 31, 2011. See Note 2 to the consolidated financial statements included in this report. PST’s balance sheet is reflected in the consolidated balance sheet as of December 31, 2011. The Company recognized a one-time non-cash pre-tax gain of $65,372 related to the acquistion.

(B)	During year ended December 31, 2010, the Company placed its SPL subsidiary into administration. As a result of placing SPL into administration the Company recognized a gain within the Electronics reportable segment of $32,512 and losses within other corporate activities and within the Control Devices reportable segment of $32,039 and $473, respectively. These results were primarily due to eliminating SPL’s intercompany debt and equity structure.

(C)	These amounts represent depreciation and amortization on fixed and certain intangible assets.

(D)	Assets located at Corporate consist primarily of cash, equity investments and intercompany loan receivables.

The following table presents net sales, net assets and non-current assets for the geographic areas in which the Company operates:

Years ended December 31	2011	2010	2009
Net Sales:
North America	$601,490	$513,455	$384,467
Europe and Other	163,883	121,771	90,685
Total net sales	$765,373	$635,226	$475,152

As of December 31	2011	2010	2009
Non-Current Assets:
North America	$83,460	$124,851	$121,149
South America	210,028	-	-
Europe and Other	14,046	11,909	10,706
Total non-current assets	$307,534	$136,760	$131,855

13.  SPL Administration

On February 23, 2010, the Company placed its wholly owned subsidiary, SPL into administration (a structured bankruptcy) in the United Kingdom. The Company had previously ceased operations at the facility as of December 2008 as part of the restructuring initiatives announced on October 29, 2007, as described in Note 11. The remaining assets and customer contracts of SPL were transferred to other subsidiaries of the Company subsequent to SPL filing for administration. As a result of placing SPL into administration, the Company recognized a net gain of approximately $3,423 during the year ended December 31, 2010. This gain was primarily related to the reversal of the cumulative translation adjustment account (“CTA”) and deferred tax liabilities, which had previously been included as a component of other comprehensive income (loss) income within shareholders’ equity. The net gain of approximately $2,253, primarily due to reversing the CTA balance is included as a component of other expense (income), net on the consolidated statement of operations. The benefit from reversing the deferred tax liabilities, primarily employee benefit related of approximately $1,170, is included as a component of benefit from income taxes on the consolidated statement of operations, as described in Note 5.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, unless otherwise indicated)

14. Unaudited Quarterly Financial Data

The following is a summary of quarterly results of operations:

	Quarter ended
	December 31	September 30	June 30	March 31
2011
Net sales	$186,048	$195,864	$190,417	$193,044
Gross profit	32,318	37,451	37,718	39,290
Operating income (loss)	(7,584)	6,997	7,413	6,700
Provision for income taxes	22,727	1,543	1,158	677
Net income (C)	35,366	4,257	3,240	2,674
Net loss attributable to noncontrolling interests	(3,209)	(272)	(124)	(215)
Net income attributable to Stoneridge, Inc. and subsidiaries	38,575	4,529	3,364	2,889
Earnings per share:
Basic (A)	1.58	0.19	0.14	0.12
Diluted (A)	1.56	0.18	0.14	0.12

	Quarter ended
	December 31 (B)	September 30 (B)	June 30 (B)	March 31 (B)
2010
Net sales	$160,454	$160,436	$166,262	$148,074
Gross profit	35,763	36,598	39,264	33,931
Operating income	5,757	5,587	7,817	4,363
Provision (benefit) for income taxes	(539)	1,975	731	(1,489)
Net income	4,426	1,217	3,816	1,887
Net loss attributable to noncontrolling interests	(105)	(35)	(21)	(23)
Net income attributable to Stoneridge, Inc. and subsidiaries	4,531	1,252	3,837	1,910
Earnings per share:
Basic (A)	0.19	0.05	0.16	0.08
Diluted (A)	0.19	0.05	0.16	0.08

(A)	Earnings per share for the year may not equal the sum of the four historical quarters earnings per share due to changes in weighted average basic and diluted shares outstanding.
(B)	As discussed in Note 2 regarding our change in accounting for certain U.S. business inventories from the last-in, first-out method method to the first-in, first-out method, unaudited quarterly financial data has been retrospectively adjusted.

(C)	As a result of obtaining a controlling interest in PST on December 31, 2011, the Company recognized a one-time non-cash after-tax gain of $42.5 million.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at	Charged to
	beginning of	costs and		Balance at
	period	expenses	Write-offs	end of period
Accounts receivable reserves:
Year ended December 31, 2009	$4,204	$917	$(2,771)	$2,350
Year ended December 31, 2010	2,350	710	(1,047)	2,013
Year ended December 31, 2011	2,013	191	(719)	1,485

			Exchange
		Net additions	rate
	Balance at	charged to	fluctuations
	beginning of	income	and other	Balance at
	period	(expense)	items	end of period
Valuation allowance for deferred tax assets (As adjusted):
Year ended December 31, 2009	$81,447	$2,333	$(660)	$83,120
Year ended December 31, 2010	83,120	(8,371)	191	74,940
Year ended December 31, 2011	74,940	1,059	2,212	78,211

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

There has been no disagreement between the management of the Company and its independent auditors on any matter of accounting principles or practices of financial statement disclosures, or auditing scope or procedure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2011, an evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s PEO and PFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

Changes in Internal Control Over Financial Reporting

On December 31, 2011, we completed our acquisition of a controlling interest in PST Eletronica Ltda. (“PST”). PST operated under its own set of processes and internal controls and we are currently maintaining those processes and much of that control environment until we are able to incorporate PST’s processes into our own processes and control environment. We currently expect to complete the incorporation of PST’s operations into our processes and control environment in the second quarter of 2012. There were no other changes to our internal controls over financial reporting that could have a material effect on our financial reporting during the year ended December 31, 2011.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). In evaluating the Company’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Under the supervision and with the participation of our management, including the principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2011. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

On December 31, 2011, we completed our acquisition of a controlling interest in PST. PST’s results of operations are included in the Company’s statement of operations as equity earnings of investees for the year ended December 31, 2011. As permitted by the SEC, we have elected to exclude PST from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011. Total tangible assets of PST represent 21% of our total assets as reported in our consolidated financial statements for the year ended December 31, 2011.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Stoneridge, Inc. and Subsidiaries

We have audited Stoneridge, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Stoneridge, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting excluded PST Eletronica Ltda., which the Company acquired a controlling interest on December 31, 2011. The results of PST Eletronica Ltda. were not consolidated into the Company’s consolidated statement of operations as the acquisition date was December 31, 2011 and PST’s Eletronica Ltda. represented approximately 21% total assets (excluding goodwill and acquired intangible assets) at December 31, 2011. Our audit of internal control over financial reporting of Stoneridge, Inc. and Subsidiaries also did not include an evaluation of the internal control over financial reporting of PST Eletronica Ltda.

In our opinion, Stoneridge, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stoneridge, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, other comprehensive income (loss) and shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2011 of Stoneridge, Inc. and Subsidiaries and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio

March 15, 2012

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 regarding our directors is incorporated by reference to the information under the sections and subsections entitled, “Proposal One: Election of Directors,” “Nominating and Corporate Governance Committee,” “Audit Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Guidelines” contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 7, 2012. The information required by this Item 10 regarding our executive officers appears as a Supplementary Item following Item 1 under Part I hereof.

Item 11. Executive Compensation.

The information required by this Item 11 is incorporated by reference to the information under the sections and subsections “Compensation Committee,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Executive Compensation” contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 7, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 (other than the information required by Item 201(d) of Regulation S-K which is set forth below) is incorporated by reference to the information under the heading “Security Ownership of Certain Beneficial Owners and Management” contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 7, 2012.

In October 1997, we adopted a Long-Term Incentive Plan for our employees, which expired on June 30, 2007. In May 2002, we adopted a Director Share Option Plan for our directors. In April 2005, we adopted a Directors’ Restricted Shares Plan. In April 2006, we adopted an Amended and Restated Long-Term Incentive Plan. In May 2010 we adopted an Amended Directors’ Restricted Share Plan and an Amended and Restated Long-Term Incentive Plan, as amended. Our shareholders approved each plan. Equity compensation plan information, as of December 31, 2011, is as follows:

Number of securities
	Number of securities to	Weighted-average	remaining available for
	be issued upon the	exercise price of	future issuance under
	exercise of outstanding	outstanding share	equity compensation
	share options	options	plans (A)
Equity compensation plans approved by shareholders	104,100	$12.76	1,590,852

Equity compensation plans not approved by shareholders	-	$-	-

(A)	Excludes securities reflected in the first column, “Number of securities to be issued upon the exercise of outstanding share options.” Also excludes 1,384,160 restricted Common Shares issued and outstanding to key employees pursuant to the Company’s Amended and Restated Long-Term Incentive Plan, as amended and 26,600 restricted Common Shares issued and outstanding to directors under the Amended Directors’ Restricted Share Plan as of December 31, 2011.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated by reference to the information under the sections and subsections “Transactions with Related Persons” and “Director Independence” contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 7, 2012.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 is incorporated by reference to the information under the sections and subsections “Service Fees Paid to Independent Registered Accounting Firm” and “Pre-Approval Policy” contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 7, 2012.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K.
		Page in
		Form 10-K
	(1) Consolidated Financial Statements:
	Report of Independent Registered Public Accounting Firm	40
	Consolidated Balance Sheets as of December 31, 2011 and 2010	41
	Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009	42
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009	43
	Consolidated Statements of Other Comprehensive Income (Loss) and Shareholders' Equity for the Years Ended December 31, 2011, 2010 and 2009	44
	Notes to Consolidated Financial Statements	45

	(2) Financial Statement Schedule:
	Schedule II – Valuation and Qualifying Accounts	75

	(3) Exhibits:
	See the list of exhibits on the Index to Exhibits following the signature page.

(b)	The exhibits listed on the Index to Exhibits are filed as part of or incorporated by reference into this report.

(c)	Additional Financial Statement Schedules.

	None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONERIDGE, INC.

Date: March 15, 2012	/s/ GEORGE E. STRICKLER
George E. Strickler
Executive Vice President, Chief Financial Officer and
Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 15, 2012	/s/ JOHN C. COREY
John C. Corey
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 15, 2012	/s/ GEORGE E. STRICKLER
George E. Strickler
Executive Vice President, Chief Financial Officer and
Treasurer
(Principal Financial and Accounting Officer)

Date: March 15, 2012	/s/ WILLIAM M. LASKY
William M. Lasky
Chairman of the Board of Directors

Date: March 15, 2012	/s/ JEFFREY P. DRAIME
Jeffrey P. Draime
Director

Date: March 15, 2012	/s/ DOUGLAS C. JACOBS
Douglas C. Jacobs
Director

Date: March 15, 2012	/s/ IRA C. KAPLAN
Ira C. Kaplan
Director

Date: March 15, 2012	/s/ KIM KORTH
Kim Korth
Director

Date: March 15, 2012	/s/ PAUL J. SCHLATHER
Paul J. Schlather
Director

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

2.1	Asset Purchase and Contribution Agreement, dated October 9, 2009, by and among the Company and Bolton Conductive Systems LLC, Martin Kochis, Joseph Malecke, Bolton Investments LLC, William Bolton and New Bolton Systems (incorporated by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

2.2	Share Purchase Agreement, dated November 22, 2011, by and among Stoneridge, Inc., Marcos Ferretti, Adriana Campos De Cerqueira Leite, Alphabet do Brasil Ltda., PST Eletronica S.A., and Sergio De Cerqueira Leite (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on January 5, 2012).

3.1	Second Amended and Restated Articles of Incorporation of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

3.2	Amended and Restated Code of Regulations of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June, 30 2007).

4.1	Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

4.2	Senior Secured Notes Indenture dated as of October 4, 2010 among Stoneridge, Inc. as Issuer, Stoneridge Control Devices, Inc. and Stoneridge Electronics, Inc, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 6, 2010).

4.3	First Supplemental Indenture to Indenture dated as of October 4, 2010 among Stoneridge, Inc., Stoneridge Control Devices, Inc., Stoneridge Electronics, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 6, 2010).

10.1	Directors’ Share Option Plan (incorporated by reference to Exhibit 4 of the Company’s Registration Statement on Form S-8 (No. 333-96953))*.

10.2	Form of Long-Term Incentive Plan Share Option Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*.

10.3	Form of Directors’ Share Option Plan Share Option Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*.

10.4	Form of Long-Term Incentive Plan Restricted Shares Grant Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*.

10.5	Director’s Restricted Shares Plan (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (No. 333-127017))*.

10.6	Form of Director’s Restricted Shares Plan Agreement, (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)*.

10.7	Form of Long-Term Incentive Plan Restricted Shares Grant Agreement including Performance and Time- Based Restricted Shares (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)*.

Exhibit
Number	Exhibit

10.8	Amendment to Restricted Shares Grant Agreement (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)*.

10.9	Employment Agreement between the Company and John C. Corey (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2006)*.

10.10	Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 28, 2006)*.

10.11	Form of 2006 Long-Term Incentive Plan Restricted Shares Grant Agreement (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on July 26, 2006)*.

10.12	Form of 2006 Directors’ Restricted Shares Plan Grant Agreement (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on July 26, 2006)*.

10.13	Annual Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on November 2, 2006)*.

10.14	Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)*.

10.15	Amended and Restated Change in Control Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)*.

10.16	Amended Employment Agreement between Stoneridge, Inc. and John C. Corey (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)*.

10.17	Amended and Restated Change in Control Agreement (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)*.

10.18	Form of Stoneridge, Inc. Long-Term Incentive Plan – Restricted Shares Grant Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)*.

10.19	Form of Stoneridge, Inc. Long-Term Cash Incentive Plan – Grant Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)*.

10.20	Form of Stoneridge, Inc. Long-Term Incentive Plan – 2007 amendment to the restricted shares grant agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)*.

10.21	Form of Stoneridge, Inc. Long-Term Incentive Plan – 2008 amendment to the restricted shares grant agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)*.

10.22	Stoneridge, Inc. Long-Term Cash Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)*.

10.23	Stoneridge, Inc. Officers’ and Key Employees’ Severance Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 9, 2009)*.

Exhibit
Number	Exhibit

10.24	Stoneridge, Inc. form of Indemnification Agreement between the Company and John C. Corey, George E. Strickler, Kenneth A. Kure and James E. Malcolm (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.25	Stoneridge, Inc. Amended and Restated Long-Term Incentive Plan – Form of 2010 Restricted Shares Grant Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)*.

10.26	Stoneridge, Inc. Long-Term Cash Incentive Plan – Form of 2010 Phantom Share Grant Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)*.

10.27	Amended and Restated Credit and Security Agreement dated as of September 20, 2010 by and among Stoneridge, Inc., Stoneridge Control Devices, Inc. and Stoneridge Electronics, Inc., as Borrowers, the Lending Institutions Named Therein as Lenders, PNC Bank, National Association, Comerica Bank, JPMorgan Chase Bank, N.A. and Fifth Third Bank, as lenders (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.28	Letter agreement dated October 7, 2010 by and among Stoneridge, Inc. and certain members of, or trustees of trusts for the benefit of members of the D.M. Draime family (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 12, 2010).

10.29	Underwriting Agreement, dated November 2, 2010, by and among the Company, certain members of, or trustees of trusts for the benefit of members or, the D.M. Draime family, as identified in Schedule A thereto, and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on November 4, 2010).

10.30	Amendment No. 1 dated December 2, 2010 to the Amended and Restated Credit and Security Agreement as of September 20, 2010 by and among Stoneridge, Inc., Stoneridge Control Devices, Inc. and Stoneridge Electronics, Inc., as Borrowers, the Lending Institution Named Therein as Lenders, PNC Bank, National Association, Comerica Bank, JPMorgan Chase Bank, N.A, and Fifth Third Bank, as lenders (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010).

10.31	Amended and Restated Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (No. 333-172002))*.

10.32	Amended Directors’ Restricted Share Plan (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (No. 333-172002))*.

10.33	Second Amended and Restated Credit and Security Agreement as of December 1, 2011 by and among Stoneridge, Inc. and certain of its subsidiaries as Borrowers, PNC Bank, National Association, as Agent, an Issuer and Lead Arranger, and PNC Bank, National Association, JPMorgan Chase Bank, N.A., Comerica Bank and Fifth Third Bank, as lenders (incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 2, 2011).

10.34	Amended and Restated Change in Control Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 21, 2011)*.

14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

Exhibit
Number	Exhibit

21.1	Principal Subsidiaries and Affiliates of the Company, filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm, filed herewith.

23.2	Consent of Independent Auditors, filed herewith.

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.1	Financial Statements of PST Eletrônica Ltda., filed herewith.

* - Reflects management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this Annual Report on Form 10-K.

