Form 10-Q
period 2012-03-31
STONERIDGE INC
filed 2012-05-10
CIK 1043337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2012

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

The number of Common Shares, without par value, outstanding as of April 20, 2012 was 28,013,561.

INDEX
Page
PART I–FINANCIAL INFORMATION

EX – 31.1

EX – 31.2

EX – 32.1

EX – 32.2

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(in thousands)	2012	2011
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$42,934	$78,731
Accounts receivable, less reserves of $1,671 and $1,485, respectively	182,622	162,354
Inventories, net	120,351	120,645
Prepaid expenses and other current assets	32,202	28,393
Total current assets	378,109	390,123

Long-term assets:
Property, plant and equipment, net	126,473	124,802
Other Assets
Intangible assets, net	104,074	102,731
Goodwill	71,256	68,808
Investments and other long-term assets, net	11,986	11,193
Total long-term assets	313,789	307,534
Total assets	$691,898	$697,657

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$38,089	$44,246
Short-term debt	31,921	39,181
Accounts payable	92,921	83,859
Accrued expenses and other current liabilities	59,187	91,417
Total current liabilities	222,118	258,703

Long-term liabilities:
Long-term debt	183,155	183,711
Deferred income taxes	68,611	69,110
Other long-term liabilities	5,482	5,494
Total long-term liabilities	257,248	258,315

Shareholders' equity:
Preferred shares, without par value, authorized 5,000 shares, none issued	-	-
Common shares, without par value, authorized 60,000 shares, issued 28,387 and
27,097 shares and outstanding 28,014 and 26,222 shares, respectively,
with no stated value	-	-
Additional paid-in capital	181,107	170,775
Common shares held in treasury, 373 and 875 shares, respectively, at cost	(1,865)	(1,870)
Accumulated deficit	(22,384)	(28,263)
Accumulated other comprehensive income (loss)	4,752	(9,615)
Total Stoneridge Inc. and subsidiaries shareholders' equity	161,610	131,027
Noncontrolling interest	50,922	49,612
Total shareholders' equity	212,532	180,639
Total liabilities and shareholders' equity	$691,898	$697,657

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Three months ended March 31 (in thousands, except per share data)	2012	2011

Net sales	$262,267	$193,044

Costs and expenses:
Cost of goods sold	197,129	153,754
Selling, general and administrative	53,289	32,590

Operating income	11,849	6,700

Interest expense, net	5,355	4,266
Equity in earnings of investees	(139)	(1,916)
Other (income) expense, net	(331)	999

Income before income taxes	6,964	3,351

Provision for income taxes	1,218	677

Net income	5,746	2,674

Net loss attributable to noncontrolling interest	(133)	(215)

Net income attributable to Stoneridge, Inc. and subsidiaries	$5,879	$2,889

Basic net income per share	$0.22	$0.12

Basic weighted average shares outstanding	26,220	24,018

Diluted net income per share	$0.22	$0.12

Diluted weighted average shares outstanding	26,857	24,474

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

Three months ended March 31 (in thousands)	2012	2011

Net income	$5,746	$2,674
Other comprehensive income, net of tax:
Foreign currency translation adjustments	7,111	2,307
Unrealized loss on marketable securities	-	(6)
Unrealized gain on derivatives	7,256	120
Other comprehensive income	14,367	2,421
Consolidated comprehensive income	20,113	5,095
Comprehensive loss attributable to noncontrolling interest	(133)	(215)
Comprehensive income attributable to Stoneridge, Inc. and subsidiaries	$20,246	$5,310

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three months ended March 31 (in thousands)	2012	2011
OPERATING ACTIVITIES:
Net income	$5,746	$2,674
Adjustments to reconcile net income to net cash provided by
(used for) operating activities:
Depreciation	7,051	4,918
Amortization, including accretion of debt discount	1,932	271
Deferred income taxes	38	(498)
Earnings of equity method investees	(139)	(1,916)
Loss on sale of fixed assets	2	12
Share-based compensation expense	1,350	993
Changes in operating assets and liabilities -
Accounts receivable, net	(17,717)	(25,558)
Inventories, net	2,532	(10,052)
Prepaid expenses and other	(2,596)	(2,511)
Accounts payable	8,377	15,351
Accrued expenses and other	(714)	840
Net cash provided by (used for) operating activities	5,862	(15,476)

INVESTING ACTIVITIES:
Capital expenditures	(6,848)	(4,342)
Proceeds from sale of fixed assets	143	-
Capital contribution from noncontrolling interest	-	125
Payment for additional interest in PST	(19,779)	-
Net cash used for investing activities	(26,484)	(4,217)

FINANCING ACTIVITIES:
Revolving credit facility borrowings	160	753
Revolving credit facility payments	(7,418)	(423)
Proceeds from issuance of other debt	4,517	-
Repayments of other debt	(13,409)	(68)
Other financing costs	(99)	(27)
Repurchase of Common Shares to satisfy employee tax withholding	(1,118)	(690)
Net cash used for financing activities	(17,367)	(455)

Effect of exchange rate changes on cash and cash equivalents	2,192	1,420

Net change in cash and cash equivalents	(35,797)	(18,728)

Cash and cash equivalents at beginning of period	78,731	71,974

Cash and cash equivalents at end of period	$42,934	$53,246

Supplemental disclosure of non-cash financing activities:
Change in fair value of interest rate swap	$86	$144
Issuance of Common Shares for acquisition of additional PST interest	$10,197	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

(1) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Stoneridge, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission” or “SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the Commission’s rules and regulations. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2011.

The Company has reclassified the presentation of certain prior period information to conform to the current presentation.

(2) Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. The Company adjusts its excess and obsolescence reserve at least on a quarterly basis. Excess inventories are quantities of items that exceed anticipated sales or usage for a reasonable period. The Company has guidelines for calculating provisions for excess inventories based on the number of months of inventories on hand compared to anticipated sales or usage. Management uses its judgment to forecast sales or usage and to determine what constitutes a reasonable period. Inventory cost includes material, labor and overhead. Inventories consisted of the following:

	March 31,	December 31,
	2012	2011

Raw materials	$74,002	$72,308
Work-in-progress	15,733	14,723
Finished goods	30,616	33,615
Total inventories, net	$120,351	$120,645

(3) Acquisition

PST Eletrônica Ltda.

As of December 31, 2011, the Company acquired a controlling interest in PST Eletrônica Ltda. (“PST”), increasing its interest from 50% to 74%. The PST joint venture was accounted for under the equity method of accounting prior to the acquisition of the additional interest. On the date of acquisition, PST became a consolidated subsidiary of the Company. PST’s results of operations are consolidated and included in the Company’s condensed consolidated statement of operations for the three month ended March 31, 2012. For the three months ended March 31, 2011, PST’s results of operations are included in the Company’s condensed consolidated statement of operations as equity earnings of investees. PST’s financial position is included in the condensed consolidated balance sheet at March 31, 2012 and December 31, 2011. Effective December 31, 2011, PST represents a new reportable segment.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

As a result of obtaining a controlling interest in PST, the Company’s previously held equity interest in PST of 50% was remeasured to an acquisition date fair value of $104,118. The Company recognized a one-time non-cash pre-tax gain on previously held equity interest of $65,372 as a result of the remeasurment in the fourth quarter of 2011.

The acquisition date fair value of the remaining 26% noncontrolling interest in PST was measured at $48,727 at December 31, 2011. The noncontrolling interest was recorded as a component of total shareholder’s equity on the condensed consolidated balance sheet at December 31, 2011. Noncontrolling interest in PST increased to $50,202 at March 31, 2012 primarily due to changes in foreign currency translation of approximately $1,400 for the first quarter of 2012.

The acquisition date fair value of the total consideration transferred consisted of the following:

Cash	$29,669
Common Shares (1,940,413 shares)	15,310
Fair value of consideration transferred	44,979
Fair value of the Company's previously held equity interest	104,118
Fair value of noncontrolling interest	48,727
Total fair value of PST	$197,824

Of the $44,979 consideration transferred for the additional 24% interest, $29,976 ($19,779 of cash and $10,197 of Company Common Shares) was transferred on January 5, 2012, in accordance with the terms of the purchase agreement. This amount was recorded as a liability owed to the sellers of the business and was included as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheet as of December 31, 2011.

The fair value of the Common Shares transferred was based on the closing market price of the Company’s Common Shares on the acquisition date, less a discount for a lack of short-term marketability as the Common Shares transferred were issued through a private placement.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. These values represent a revision to the initial allocation of the purchase price subject to finalization of post-closing procedures. The purchase price allocation is preliminary pending completion of the valuation of acquired intangible assets, inventory, property, plant and equipment, deferred income taxes and an assessment of contingencies.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

As of December 31, 2011 (controlling interest acquired date)

	Initially Reported	Interim Revisions

Cash	$2,137	$2,137
Accounts receivable	48,993	48,993
Inventory	56,204	56,204
Prepaids and other current assets	9,547	9,257
Property, plant and equipment	42,389	42,482
Identifiable intangible assets	102,090	102,090
Other long-term assets	1,479	1,479
Total identifiable assets acquired	262,839	262,642

Accounts payable	9,825	9,825
Other current liabilities	25,801	25,917
Debt	54,068	54,068
Deferred tax liabilities	39,392	39,603
Total liabilities assumed	129,086	129,413
Net identifiable assets acquired	133,753	133,229
Goodwill	64,071	64,595
Net assets acquired	$197,824	$197,824

During the three months ended March 31, 2012 goodwill was increased by $524, the net result of measurement period purchase accounting adjustments to the fair value of assets acquired and liabilities assumed resulting primarily from an increase in deferred tax liabilities from a refined estimate of differences in the U.S. GAAP and tax basis of assets and liabilities.

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

The following unaudited pro forma information reflects the Company’s consolidated results of operations as if the acquisition had taken place on January 1, 2011. The unaudited pro forma information is not necessarily indicative of the results of operations that the Company would have reported had the transaction actually occurred at the beginning of these periods, nor is it necessarily indicative of future results.

Three months ended March 31, 2011

Net sales	$246,282
Net income attributable to Stoneridge, Inc. and subsidiaries	$2,487

The unaudited pro forma financial information presented in the table above has been adjusted to give effect to adjustments that are directly related to the business combination and factually supportable. These adjustments include, but are not limited to depreciation and amortization related to fair value adjustments to property, plant, and equipment, intangible assets and inventory.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

(4) Financial Instruments and Fair Value Measurements

Financial Instruments

A financial instrument is cash or a contract that imposes an obligation to deliver, or conveys a right to receive cash or another financial instrument. The carrying values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. The estimated fair value of the Company’s senior secured notes with a face value of $175,000 (fixed rate debt) at March 31, 2012 and December 31, 2011, per quoted market sources, was $184,844 and $179,156, respectively.

Derivative Instruments and Hedging Activities

On March 31, 2012, the Company had open foreign currency forward contracts, fixed price commodity contracts and an interest rate swap. These contracts are used solely for hedging and not for speculative purposes. Management believes that its use of these instruments to reduce risk is in the Company’s best interest. The counterparties to these financial instruments are financial institutions with investment grade credit ratings.

Foreign Currency Exchange Rate Risk

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

The Company’s foreign currency forward contracts significantly offset gains and losses on the underlying foreign currency denominated transactions as follows:

Euro-denominated and Swedish krona-denominated Foreign Currency Forward Contracts

As of March 31, 2012, the Company held foreign currency forward contracts with an underlying notional amount of $27,007 to reduce the exposure related to the Company’s euro-denominated and Swedish krona-denominated intercompany loans. These contracts expire on June 29, 2012. Due to their short term nature, the euro-denominated and Swedish krona-denominated foreign currency forward contracts have not been designated as hedging instruments. For the three months ended March 31, 2012, the Company recognized a loss of $877 related to the euro and Swedish krona currency forward contracts.

Mexican Peso-denominated Foreign Currency Forward Contracts – Cash Flow Hedge

The Company holds foreign currency forward contracts to fix a portion of peso-denominated expenditures incurred at the Company’s Mexican manufacturing locations. The notional amounts of the peso-denominated contracts at March 31, 2012 total $54,750 and expire ratably on a monthly basis as follows:

$41,250 notional	Period from April 2012 through December 2012
$13,500 notional	Period from January 2013 through December 2013

These contracts were executed to hedge forecasted transactions and are accounted for as cash flow hedges. As such, the effective portion of the unrealized gain or loss is deferred and reported in the Company’s condensed consolidated balance sheets as a component of accumulated other comprehensive income. The Company’s expectation is that the cash flow hedges will be highly effective in the future. The effectiveness of the transactions has been and will be measured on an ongoing basis using regression analysis.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

Commodity Price Risk - Cash Flow Hedge

To mitigate the risk of future price volatility and, consequently, fluctuations in gross margins, the Company entered into fixed price commodity contracts with financial institutions to fix the cost of a significant portion of the Company’s 2012 copper purchases as copper is a significant raw material.

The Company has the following fixed priced commodity contracts at March 31, 2012 with an aggregate notional amount of $4,875, which expire ratably on a monthly basis over the period from April through December 2012, compared to an aggregate notional amount of $6,500 at December 31, 2011.

These contracts were executed to hedge a portion of forecasted copper purchases and are accounted for as cash flow hedges. The unrealized gain or loss for the effective portion of the hedges is deferred and reported in the Company’s condensed consolidated balance sheets as a component of accumulated other comprehensive income. Using regression analysis, the Company has concluded that these cash flow hedges are highly effective. The effectiveness of the transactions has been and will be measured on an ongoing basis using regression analysis.

Interest Rate Risk - Fair Value Hedge

The Company has a fixed-to-floating interest rate swap agreement (the “Swap”) with a notional amount of $45,000 to hedge its exposure to fair value fluctuations on approximately 26.0% of its senior secured notes. The Swap was designated as a fair value hedge of the fixed interest rate obligation under the Company’s $175,000 9.5% senior secured notes due October 15, 2017. The critical terms of the Swap are aligned with the terms of the senior secured notes, including maturity of October 15, 2017, resulting in no hedge ineffectiveness. The unrealized gain or loss for the effective portion of the hedge is deferred and reported in the Company’s condensed consolidated balance sheets as an asset or liability as applicable, with the offset to the carrying value of the senior secured notes.

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

The Swap reduced interest expense by $225 and $205 for the three months ended March 31, 2012 and 2011, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

The notional amounts and fair values of derivative instruments in the condensed consolidated balance sheets are as follows:

			Prepaid expenses and other
			current assets / other		Accrued expenses and other
	Notional amounts (A)		long-term assets		current liabilities
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2012	2011	2012	2011	2012	2011
Derivatives designated as hedging instruments:
Cash Flow Hedge:
Forward currency contracts	$54,750	$55,000	$414	$-	$-	$4,158
Fixed price commodity contracts	4,875	6,500	-	-	880	3,564

Fair Value Hedge:
Interest rate swap contract	45,000	45,000	1,164	1,078	-	-
	104,625	106,500	1,578	1,078	880	7,722

Derivatives not designated as hedging instruments:
Forward currency contracts	27,007	25,894	-	2	23	-
Total derivatives	$131,632	$132,394	$1,578	$1,080	$903	$7,722

(A) Notional amounts represent the gross contract / notional amount of the derivatives outstanding.

Amounts recorded for the cash flow hedges in other comprehensive income in shareholders’ equity and in net income for the three months ended March 31, 2012 are as follows:

		Amount of loss
	Amount of gain	reclassified from	Location of loss
	recorded in other	other comprehensive	reclassified from other
	comprehensive	income into net	comprehensive income
	income	income	into net income
Derivatives designated as cash flow hedges:
Forward currency contracts	$4,548	$24	Cost of goods sold
Fixed price commodity contracts	2,332	352	Cost of goods sold
Total derivatives designated as cash flow hedges	$6,880	$376

These derivatives will be reclassified from other comprehensive income to the condensed consolidated statement of operations through December 2013.  The Company has measured the ineffectiveness of the forward currency and commodity contracts and any amounts recognized in the condensed consolidated financial statements were immaterial for the three months ended March 31, 2012.

Fair Value Measurements

The following table presents our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

			March 31,		December 31,
	2012			2011
	Fair value estimated using
	Fair value	Level 1 inputs (A)	Level 2 inputs (B)	Level 3 inputs (C)	Fair value

Financial assets carried at fair value:

Interest rate swap contract	$1,164	$-	$1,164	$-	$1,078
Forward currency contracts	414	-	414	-	2

Total financial assets carried at fair value	$1,578	$-	$1,578	$-	$1,080

Financial liabilities carried at fair value:

Forward currency contracts	$23	$-	$23	$-	$4,158
Fixed price commodity contracts	880	-	880	-	3,564

Total financial liabilities carried at fair value	$903	$-	$903	$-	$7,722

(A)	Fair values estimated using Level 1 inputs, which consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. The Company did not have any fair value estimates using Level 1 inputs at March 31, 2012 or December 31, 2011.

(B)	Fair values estimated using Level 2 inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly and include among other things, quoted prices for similar assets or liabilities in markets that are active or inactive as well as inputs other than quoted prices that are observable. For forward currency, commodity hedge and interest rate swap contracts, inputs include foreign currency exchange rates, commodity indexes and the six-month forward LIBOR.

(C)	Fair values estimated using Level 3 inputs consist of significant unobservable inputs. The Company did not have any fair value estimates using Level 3 inputs at March 31, 2012 or December 31, 2011.

(5) Share-Based Compensation

Total compensation expense for share-based compensation arrangements recognized in the condensed consolidated statements of operations as a component of selling, general and administrative expenses was $1,350 and $993 for the three months ended March 31, 2012 and 2011, respectively. Of these amounts, $225 and $74 for the three months ended March 31, 2012 and 2011, respectively, were related to the Long-Term Cash Incentive Plan “Phantom Shares” discussed in Note 10.

(6) Debt

Senior Secured Notes

On October 4, 2010, the Company issued $175,000 of senior secured notes which are included as a component of long-term debt on the condensed consolidated balance sheets. These senior secured notes bear interest at an annual rate of 9.5% and mature on October 15, 2017. The senior secured notes were issued at a 2.5% discount to the initial purchasers for which the remaining balance at March 31, 2012 and December 31, 2011 was $3,684 and $3,807, respectively. The senior secured notes are redeemable in full, at the Company’s option, beginning October 15, 2014 at 104.75%. Interest payments are payable on April 15 and October 15 of each year. The senior secured notes indenture limits the amount of the Company and its restricted subsidiaries’ indebtedness, restricts certain payments and includes various other non-financial restrictive covenants. The senior secured notes are guaranteed by all of the Company’s existing domestic restricted subsidiaries. All other restricted subsidiaries that guarantee any indebtedness of the Company or the guarantors will also guarantee the senior secured notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

Credit Facilities

On November 2, 2007, the Company entered into an asset-based credit facility (the “credit facility”), which permits borrowing up to a maximum level of $100,000. The Company entered into an Amended and Restated Credit and Security Agreement and a Second Amended and Restated Credit and Security Agreement (the “Second Amended and Restated Agreement”) on September 20, 2010 and December 1, 2011, respectively. The Second Amended and Restated Agreement extended the termination date of the credit facility to December 1, 2016, increased the borrowing base by increasing the sublimit on eligible inventory located at Mexican facilities and made changes to certain covenants relating to, among other things, guarantees, investments, capital expenditures and permitted indebtedness. The credit facility requires a commitment fee of 0.375% on the unused balance. Interest is payable quarterly at either (i) the higher of the prime rate or the Federal Funds rate plus 0.50%, plus a margin of 0.00% to 0.25% or (ii) LIBOR plus a margin of 1.00% to 1.75%, depending upon the Company’s undrawn availability, as defined.

At March 31, 2012 and December 31, 2011, there were $31,000 and $38,000 in borrowings outstanding on this credit facility, respectively, which are included as a component of short-term debt on the condensed consolidated balance sheets as they are expected to be repaid over the next twelve months. The weighted average interest rate on the borrowings outstanding was 1.7% at March 31, 2012 and December 31, 2011, respectively.

The available borrowing capacity on this credit facility is based on eligible current assets, as defined. At March 31, 2012 and December 31, 2011, the Company had undrawn borrowing capacity of $63,369 and $29,540, respectively, based on eligible current assets. The credit facility does not contain financial performance covenants which would constrain the Company’s borrowing capacity. However, restrictions do include limits on capital expenditures, operating leases, dividends and investment activities in a negative covenant which limits investment activities to $15,000 minus certain guarantees and obligations.

On March 8, 2012, the Company received a waiver and amendment to extend the delivery of certain documents required for the Company’s acquisition of an additional interest in PST. Other than not delivering certain documents in connection with the PST acquisition for which the Company received a waiver for, the Company was in compliance with all covenants at March 31, 2012 and December 31, 2011.

On October 13, 2009, the Company’s majority owned consolidated subsidiary, Bolton Conductive Systems, LLC (“BCS”), entered into a master revolving note (the “Revolver”), which permits borrowing up to a maximum level of $3,000. On September 30, 2011, BCS amended the Revolver to extend the maturity date to September 28, 2012 and maintained the interest rate margin at 2.0%. The available borrowing capacity on the Revolver is based on an advance formula, as defined. At March 31, 2012 and December 31, 2011, BCS did not have any remaining borrowing capacity based on the advance formula. At March 31, 2012 and December 31, 2011, BCS had $921 and $1,181 in borrowings outstanding on the Revolver, respectively, which are included on the condensed consolidated balance sheets as a component of short-term debt. Interest is payable monthly at the prime referenced rate plus a 2.0% margin. At March 31, 2012 and December 31, 2011, the interest rate on the Revolver was 5.25%. The Company is a guarantor of BCS as it relates to the Revolver.

The Company’s consolidated subsidiary, PST, maintains several revolving credit facilities with Brazilian financial institutions, providing an aggregate borrowing capacity up to $25,696 and $20,509 at March 31, 2012 and December 31, 2011, respectively.  The revolving credit facilities expire throughout 2012.  At March 31, 2012 and December 31, 2011, there were no borrowings outstanding on the revolving credit facilities.

Other Debt

BCS has an installment note. Interest on the installment note is the prime referenced rate plus a 2.25% margin. At March 31, 2012 and December 31, 2011, the interest rate on the installment note was 5.5%. The installment note calls for monthly installment payments of principal and interest and matures in September 2012. At March 31, 2012 and December 31, 2011, the principal amount due on the installment note was $140 and $188, respectively.

On August 20, 2010, the Company’s wholly-owned subsidiary located in Suzhou, China entered into a term loan of 4,690 Chinese yuan, which matured on August 5, 2011. On September 2, 2011, the subsidiary entered into a new term loan for 9,000 Chinese yuan which was approximately $1,429 and $1,430 at March 31, 2012 and December 31, 2011, respectively, and is included on the condensed consolidated balance sheet as a component of current portion of long-term debt. The term loan matures on September 1, 2012. Interest is payable quarterly at the one-year lending rate published by The People’s Bank of China multiplied by 127.0%. At March 31, 2012, the interest rate on the term loan was 8.33%.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

The Company’s consolidated subsidiary, PST, maintains several term loans used for working capital purposes. At March 31, 2012 and December 31, 2011, there was $47,194 and $54,068, respectively, in borrowings outstanding on the loans.  Of the outstanding borrowings, $36,520 is to be paid in the next twelve months and is included on the March 31, 2012 condensed consolidated balance sheet as a component of current portion of long-term debt.  The balance of $10,675 is included on the March 31, 2012 condensed consolidated balance sheet as a component of long-term debt. The $10,675 is comprised of $2,506 that matures in 2013, with subsequent annual maturities of approximately $1,360 through 2019.  Depending on the specific loan, interest is payable either monthly or annually. The term loans due in the next twelve months have fixed interest rates ranging from 1.15% to 13.22%, while the longer term loan has an interest rate of Libor plus a 3.78% margin (5.08% at March 31, 2012 and 4.51% December 31, 2011). As of March 31, 2012 and December 31, 2011, the Company was in compliance with all loan covenants.

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

Three months ended March 31	2012	2011

Basic weighted-average shares outstanding	26,220,313	24,017,582
Effect of dilutive shares	636,561	455,926
Diluted weighted-average shares outstanding	26,856,874	24,473,508

Options not included in the computation of diluted net income per share to purchase 66,000 and 50,000 Common Shares at an average price of $12.00 and $15.73 per share were outstanding at March 31, 2012 and 2011, respectively. These outstanding options were not included in the computation of diluted net income per share because their respective exercise prices were greater than the average closing market price of Company Common Shares.

There were 675,300 and 419,100 performance-based restricted Common Shares outstanding at March 31, 2012 and 2011, respectively. These shares were not included in the computation of diluted net income per share because not all vesting conditions were achieved as of March 31, 2012 and 2011. These shares may or may not become dilutive based on the Company’s ability to meet or exceed future earnings performance targets.

(8) Restructuring

The Company announced restructuring initiatives to improve manufacturing efficiency and cost position by ceasing manufacturing operations at its Sarasota, Florida (Control Devices reportable segment) and Mitcheldean, United Kingdom (Electronics reportable segment) locations in 2007. During 2008 and 2009, in response to the depressed conditions in the North American and European commercial and automotive vehicle markets, the Company continued and expanded the restructuring initiatives in the Control Devices and Electronics reportable segments. While the initiatives were completed in 2009 in regards to the Control Devices reportable segment, in 2010 the Company continued restructuring initiatives within the Electronics reportable segment and recorded amounts related to its cancelled lease in Mitcheldean, United Kingdom. During the first quarter of 2012, the Company continued negotiations in regards to this lease and recorded additional amounts to reflect the expected costs to be paid under the currently proposed settlement agreement.

In connection with the restructuring initiative, the Company recorded restructuring charges during the three months ended March 31, 2012 and 2011 of $25 and $0, respectively, as part of selling, general and administrative expense. At March 31, 2012 and December 31, 2011, the only remaining restructuring related accrual relates to the cancelled lease in Mitcheldean, United Kingdom, for which the Company has accrued $2,004 and $1,920, respectively, on the condensed consolidated balance sheets. At March 31, 2012 and December 31, 2011, the amounts recorded as a component of other long-term liabilities on the condensed consolidated balance sheets were $365 and $467, respectively.

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

As a result of an environmental phase one study performed at the Company’s former facility located in Sarasota, Florida, the Company became aware of soil and groundwater contamination at the site. The Company engaged an environmental engineering consultant to assess the level of contamination and to develop a remediation and monitoring plan for the site. Soil remediation at the site was completed during the year ended December 31, 2010. Ground water remediation at the site is expected to begin during the third quarter of 2013, upon approval of a remedial action plan. During the three months ended March 31, 2012 and 2011, the Company did not record any environmental remediation expenses. At March 31, 2012 and December 31, 2011, the Company had accrued an undiscounted liability of $1,921 related to future remediation. The liability is recorded as a component of other long-term liabilities on the condensed consolidated balance sheets. A majority of the costs associated with the recorded liability will be incurred at the start of the groundwater remediation, with the balance relating to monitoring costs to be incurred over a time horizon of multiple years. The recorded liability is based on assumptions of the current site assessment report. In December 2011, the Company sold the Sarasota facility and related property. However, the liability to remediate the site contamination remains the responsibility of the Company. Due to the ongoing site remediation, the closing terms of the sale agreement included a requirement for the Company to maintain a $2,000 letter of credit for the benefit of the buyer.

In addition, the Company’s consolidated subsidiary, PST, has civil, labor and tributary contingencies for which the outcome is deemed to be of a possible but not probable loss by its legal advisors, and, therefore, no accrual was recorded. Such contingencies amount to $15,149 at March 31, 2012.

Product Warranty and Recall

Amounts accrued for product warranty and recall claims are established based on the Company’s best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet dates. These accruals are based on several factors including past experience, production changes, industry developments and various other considerations. The Company can provide no assurances that it will not experience material claims in the future or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued or beyond what the Company may recover from its suppliers. The current portion of product warranty and recall is included as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets. Product warranty and recall includes $210 and $175 of a long-term liability at March 31, 2012 and December 31, 2011, respectively, which is included as a component of other long-term liabilities on the condensed consolidated balance sheets.

The following provides a reconciliation of changes in product warranty and recall liability:

Three months ended March 31	2012	2011

Product warranty and recall at beginning of period	$5,301	$3,831
Accruals for products shipped during period	856	539
Aggregate changes in pre-existing liabilities due to claim developments	295	(63)
Settlements made during the period (in cash or in kind)	(1,030)	(576)
Product warranty and recall at end of period	$5,422	$3,731

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

(10) Employee Benefit Plans

Long-Term Cash Incentive Plans

In March 2009, the Company adopted the Stoneridge, Inc. Long-Term Cash Incentive Plan (“LTCIP”) and granted awards to certain officers and key employees. For 2009, the awards under the LTCIP provided recipients with the right to receive cash three years from the date of grant depending on the Company’s actual earnings per share performance for a performance period comprised of 2009, 2010 and 2011 fiscal years. The Company recorded an accrual for an award to be paid in the period earned based on anticipated achievement of the performance goal. If the participant voluntarily terminated employment or is discharged for cause, as defined in the LTCIP, the award will be forfeited. In May 2009, the LTCIP was approved by the Company’s shareholders. As of December 31, 2011, the Company has recorded an accrual of $2,173, which is included on the condensed consolidated balance sheet as a component of accrued expenses and other current liabilities. In March 2012, the 2009 awards were paid based on achievement of the performance goal. As such, no accrual remains at March 31, 2012.

For 2010, the awards under the LTCIP provided recipients with the right to receive an amount of cash equal to the fair market value of a specified number of Common Shares, without par value, of the Company (“Phantom Shares”) three years from the date of grant depending on the Company’s actual earnings per share performance for each fiscal year of 2010, 2011 and 2012 within the performance period. The Company will record an accrual based on the fair market value of the Phantom Shares for an award to be paid in the period earned based on anticipated achievement of the performance goals. If the participant voluntarily terminates employment or is discharged for cause, as defined in the LTCIP, the award will be forfeited. The Company has recorded an accrual of $784 and $559 for these awards granted under the LTCIP at March 31, 2012 and December 31, 2011, respectively, which is included on the condensed consolidated balance sheet as a component of other long-term liabilities.

There were no awards granted under the LTCIP during the three months ended March 31, 2012.

(11) Income Taxes

The Company recognized a provision for income taxes of $1,218 or 17.5% of income before income taxes and $677 or 20.2% of income before income taxes, for federal, state and foreign income taxes for the three months ended March 31, 2012 and 2011, respectively. The decrease in the effective tax rate for the three months ended March 31, 2012 compared to the same period for 2011 was attributable to the improved financial performance of the U.S. operations for which there is no income tax provision due to a full valuation allowance and the consolidation of PST which has a lower effective tax rate.

(12) Segment Reporting

Operating segments are defined as components of an enterprise that are evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the chief executive officer.

On December 31, 2011, the Company acquired a controlling interest in PST. See Note 3. Due to the acquisition, effective December 31, 2011, PST is now a separate reportable segment. PST’s results of operations are consolidated and included throughout the Company’s condensed consolidated statement of operations for the three months ended March 31, 2012, while the results of operations are included all in equity in earnings of investees for the three months ended March 31, 2011. See Note 13 for summarized operations information of PST for the three months ended March 31, 2011.

The Company has three reportable segments: Electronics, Control Devices and PST. The Company’s operating segments in the Electronics and Control Devices segments are aggregated based on sharing similar economic characteristics. Other aggregation factors include the nature of the products offered and management and oversight responsibilities. The Electronics reportable segment produces electronic instrument clusters, electronic control units, driver information systems and electrical distribution systems, primarily wiring harnesses and connectors for electrical power and signal distribution. The Control Devices reportable segment produces electronic and electromechanical switches and control actuation devices and sensors. The PST reportable segment, which is also an operating segment, specializes in the design, manufacture and sale of electronic vehicle security alarms, convenience accessories, vehicle tracking devices and monitoring services and in-vehicle audio and video devices.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

The accounting policies of the Company’s reportable segments are the same as those described in Note 2, “Summary of Significant Accounting Policies” of the Company’s December 31, 2011 Form 10-K. The Company’s management evaluates the performance of its reportable segments based primarily on revenues from external customers, capital expenditures and income before income taxes. Inter-segment sales are accounted for on terms similar to those to third parties and are eliminated upon consolidation.

A summary of financial information by reportable segment is as follows:

Three months ended March 31	2012	2011

Net Sales:
Electronics	$138,180	$124,817
Inter-segment sales	6,570	6,466
Electronics net sales	144,750	131,283

Control Devices	70,396	68,227
Inter-segment sales	1,125	973
Control Devices net sales	71,521	69,200

PST (A)	53,691	-
Inter-segment sales	-	-
PST net sales (A)	53,691	-

Eliminations	(7,695)	(7,439)
Total net sales	$262,267	$193,044

Income (Loss) Before Income Taxes:
Electronics	$6,690	$669
Control Devices	4,072	5,683
PST (A)	(332)	1,509
Other corporate activities	498	(668)
Corporate interest expense	(3,964)	(3,842)
Total income before income taxes	$6,964	$3,351

Depreciation and Amortization:
Electronics	$2,338	$2,462
Control Devices	2,430	2,464
PST (A)	3,953	-
Corporate	47	50
Total depreciation and amortization (B)	$8,768	$4,976

Interest Expense, net:
Electronics	$422	$403
Control Devices	57	21
PST (A)	912	-
Corporate	3,964	3,842
Total interest expense, net	$5,355	$4,266

Capital Expenditures:
Electronics	$1,549	$2,397
Control Devices	2,070	1,943
PST (A)	2,421	-
Corporate	808	2
Total capital expenditures	$6,848	$4,342

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

(A)	The acquisition of a controlling interest in PST occurred on December 31, 2011. See Note 3 to the condensed consolidated financial statements included in this report. PST’s results of operations are consolidated and included in the Company’s statement of operations for the three months ended March 31, 2012, while PST’s results of operations for the three months ended March 31, 2011 are included in equity earnings of investees.

(B)	These amounts represent depreciation and amortization on property, plant and equipment and certain intangible assets.

	March 31,	December 31,
	2012	2011

Total Assets:
Electronics	$230,765	$211,790
Control Devices	108,587	98,636
PST (A)	325,317	326,910
Corporate (C)	313,390	341,602
Eliminations	(286,161)	(281,281)
Total assets	$691,898	$697,657

(C)	Assets located at Corporate consist primarily of cash, intercompany loan receivables and equity investments.

The following table presents net sales and non-current assets for each of the geographic areas in which the Company operates:

Three months ended March 31	2012	2011

Net Sales:
North America	$170,123	$152,771
South America	53,691	-
Europe and Other	38,453	40,273
Total net sales	$262,267	$193,044

	March 31,	December 31,
	2012	2011

Non-Current Assets:
North America	$84,267	$83,460
South America	215,559	210,028
Europe and Other	13,963	14,046
Total non-current assets	$313,789	$307,534

(13) Investments

PST Eletrônica Ltda.

The Company has a 74% controlling interest in PST, a Brazilian electronic system provider focused on security convenience and infotainment devices and services primarily for the South American vehicle and motorcycle industry, and as such has been a consolidated subsidiary of the Company as of and for the three months ended March 31, 2012.

Prior to the acquisition of the controlling interest on December 31, 2011, PST was an unconsolidated joint venture accounted for under the equity method of accounting. As of December 31, 2011, PST became a consolidated subsidiary of the Company. See Note 3.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

Condensed financial information of PST for the three months ended March 31, 2011 is as follows:

Net sales	$53,238
Cost of goods sold	$28,609

Total income before income taxes	$3,932
The Company's share of income before income taxes	$1,966

Equity in earnings of PST included in the Company’s condensed consolidated statements of operations was $1,509 for the three months ended March 31, 2011.

Minda Stoneridge Instruments Ltd.

The Minda Stoneridge Instruments Ltd. (“Minda”) joint venture at March 31, 2012 is an unconsolidated joint venture and is accounted for under the equity method of accounting. The Company has a 49% interest in Minda, a company based in India that manufactures electronics, instrumentation equipment and sensors primarily for the motorcycle and commercial vehicle market. The Company’s investment in Minda recorded as a component of investments and other long-term assets, net on the condensed consolidated balance sheets, was $6,801 and $6,391 at March 31, 2012 and December 31, 2011, respectively. Equity in earnings of Minda included in the condensed consolidated statements of operations was $139 and $407, for the three months ended March 31, 2012 and 2011, respectively.

(14) Recently Issued Accounting Standards

Accounting Standards Adopted

In May 2011, the Financial Accounting Standards Board (“FASB”) issued changes to fair value measurement. This change clarifies the concepts related to highest and best use and valuation premise, blockage factors and other premiums and discounts, the fair value measurement of financial instruments held in a portfolio and of those instruments classified as a component of shareholders’ equity. The guidance includes enhanced disclosure requirements about recurring Level 3 fair value measurements, the use of nonfinancial assets, and the level in the fair value hierarchy of assets and liabilities not recorded at fair value. The provisions are effective prospectively for interim and annual periods beginning on or after December 15, 2011. The Company adopted this guidance on January 1, 2012 which required changes in presentation only and its adoption did not have a material impact on the Company’s results of operations, financial position or liquidity.

In June 2011, the FASB issued changes to the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. In addition, no changes were made to the calculation and presentation of earnings per share. These changes became effective for the Company on January 1, 2012. The Company has elected to report total comprehensive income using a single-statement approach. Other than the change in presentation, these changes did not have an impact on the Company’s results of operations, financial position or liquidity.

In September 2011, the FASB issued changes to the testing of goodwill for impairment. These changes provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of a reporting unit is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, go directly to the two-step quantitative impairment test. These changes become effective for the Company for any goodwill impairment test performed on January 1, 2012 or later. Management performs its annual assessment of the Company’s goodwill in the fourth quarter of each calendar year or more frequently if indicators of impairment are present. The adoption of these provisions will not have a material impact on the Company’s results of operations, financial position or liquidity.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

Accounting Standards Not Yet Adopted

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following Management Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Stoneridge, Inc. (the “Company”). This MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements.

We are a global designer and manufacturer of highly engineered electrical and electronic components, modules and systems for the commercial, automotive, agricultural, motorcycle and off-highway vehicle markets.

As of December 31, 2011, we completed the acquisition of an additional 24% controlling interest in PST Eletrônica Ltda. (“PST”). As a result of the acquisition, we own 74% of the outstanding equity of PST, which is a Brazil-based electronics system provider focused on security, convenience and infotainment devices and services, primarily for the automotive and motorcycle markets. In exchange for the controlling interest in PST, we paid the sellers $29.7 million in cash and issued 1.9 million Company Common Shares. Prior to the acquisition of the additional interest, see Note 3 to the condensed consolidated financial statements, PST was an unconsolidated joint venture accounted for under the equity method of accounting. Subsequent to the acquisition, PST is a consolidated subsidiary. Because PST was acquired as of December 31, 2011, PST’s results of operations were not consolidated in the Company’s statement of operations for the year ended December 31, 2011.

Our first quarter 2012 net sales were positively affected by improvements in the North American automotive and commercial vehicle markets. Production volumes in the North American automotive vehicle market increased by 16.3% during the first quarter of 2012 when compared to the first quarter of 2011. This automotive vehicle market production volume increase had a positive effect on our North American automotive vehicle market net sales of approximately $3.3 million, primarily within our Control Devices segment. The commercial vehicle market production volumes in North America improved by 32.0% during the first quarter of 2012 when compared to the prior year first quarter, which resulted in increased net sales of approximately $7.1 million, primarily within our Electronics segment. Our 2012 first quarter net sales were further favorably affected by approximately $6.2 million, primarily within the Electronics segment, due to production volume increases within the agricultural vehicle market. These increases in net sales were unfavorably affected by foreign currency exchange rates, primarily at our European Electronics operation, of approximately $1.4 million during the first quarter of 2012 when compared to the first quarter of 2011.

In addition to favorable revenue volume gains, positively affecting our first quarter 2012 gross margin were improvements in labor productivity, premium freight, and operating efficiencies and fluctuations in certain commodity prices and foreign currency exchange rates, primarily copper and the Mexican peso.  These improvements primarily relate to our Electronics reportable segment which had improvement in labor productivity and lower premium freight that positively affected gross margin by $5.1 million. The decreases in commodity and foreign exchange rates positively impacted our results by approximately $1.0 million and $0.5 million, respectively, during the current quarter.  We continue to execute plans including reducing direct labor headcount and overtime and developing more efficient manufacturing processes to improve our operating efficiencies.  These actions have reduced these types of costs, which we expect will continue going forward.

Offsetting positive revenue volume gains and negatively affecting our first quarter 2012 gross margin were higher commodity prices related to precious metals, rare earth magnets and resins, primarily related to our Control Devices reportable segment.

Our selling, general and administrative expenses (“SG&A”) increased $20.7 million or 63.5% from $32.6 million for the first quarter of 2011 to $53.3 million for the first quarter of 2012 primarily due to the acquisition of the additional controlling interest in PST which had SG&A expenses of $20.4 million during the first quarter of 2012.

At March 31, 2012 and December 31, 2011, we maintained a cash and equivalents balance of $42.9 million and $78.7 million, respectively. Our cash balance at December 31, 2011 included $19.8 million which was used to pay for a portion of the acquisition of the additional interest in PST on January 5, 2012. As discussed in Note 6 to the condensed consolidated financial statements, at March 31, 2012 and December 31, 2011, we had $31.0 million and $38.0 million, respectively, in borrowings outstanding on our asset-based credit facility (the “credit facility”). At March 31, 2012 and December 31, 2011, we had undrawn borrowing capacity of $63.4 million and $29.5 million, respectively.

Outlook

The North American automotive vehicle market continues to recover from recent levels, which has had a favorable effect on our Control Devices segment’s results. North American automotive vehicle production was 13.1 million units for 2011. For 2012, this production volume is forecasted to be in the range of 14.3 million to 14.7 million units. If this forecasted increase in production volume occurs, it will favorably affect our Control Devices segment.

The North American commercial vehicle market is expected to continue to increase through 2012. If this forecasted increase in production volume occurs, it will favorably affect our Electronics segment.

The European commercial vehicle market is expected to continue to decline in 2012. If this forecasted decrease in production volumes occurs, it will negatively affect our European Electronics segment.

Agricultural vehicle production increased for the first quarter of 2012 when compared to the first quarter of 2011, which favorably affected both our Electronics and Control Devices segments. We believe that this market will continue to improve during 2012.

Our PST segment revenues are expected to be in the range of $240.0 million to $270.0 million in 2012.

Our 2012 results could be unfavorably affected by increased commodity prices, specifically copper. Copper prices fluctuated during 2011 and have continued to fluctuate in 2012.  We entered into fixed price commodity contracts for a portion of our 2012 copper purchases to moderate the potential impact. In addition, a portion of our 2012 sales will be subject to copper surcharge billings that will mitigate this increase in our raw material costs. Our 2012 results could also be unfavorably affected by unfavorable foreign currency exchange rates. We have significant foreign denominated transaction exposure in certain locations, especially in Mexico, Sweden and Brazil. As such, we have entered into foreign currency forward contracts to reduce exposure related to the Mexican peso.

Results of Operations

We are primarily organized by markets served and products produced. Under this structure, our operations have been aggregated into the following reportable segments:

Electronics - this segment includes results of operations that design and manufacture electronic instrument clusters, electronic control units, driver information systems and electrical distribution systems, primarily wiring harnesses and connectors for electrical power and signal distribution.

Control Devices – this segment includes results of operations that design and manufacture sensors, switches, valves and actuators.

PST – this segment specializes in the design, manufacture and sale of electronic vehicle security alarms, convenience accessories, vehicle tracking devices and monitoring services and in-vehicle audio and video devices in South America. PST’s results of operations are consolidated and included in the consolidated results of operations of the Company beginning on January 1, 2012 due to the acquisition of a controlling interest as of December 31, 2011.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Net Sales. Net sales for our reportable segments, excluding inter-segment sales are summarized in the following table (in thousands):

					Dollar	Percent
Three months ended March 31		2012		2011	increase	increase

Electronics	$138,180	52.7%	$124,817	64.7%	$13,363	10.7%
Control Devices	70,396	26.8	68,227	35.3	2,169	3.2%
PST	53,691	20.5	-	-	53,691	NM
Total net sales	$262,267	100.0%	$193,044	100.0%	$69,223	35.9%

NM – not meaningful

Our Electronics segment was positively affected by increased volume in our served markets by approximately $10.6 million for the first quarter of 2012 when compared to the prior year first quarter.  The increase in net sales for our Electronics segment was primarily due to volume increases for our North American commercial vehicle products. Commercial vehicle market production volumes in North America increased by 32.0% during the first quarter of 2012 when compared to the prior year first quarter.  The increase in North American commercial vehicle production positively affected net sales in our Electronics segment for the first quarter of 2012 by approximately $6.4 million or 11.5%.  Net sales within our Electronics segment were also favorably affected by approximately $5.8 million as a result of production volume increases in the agricultural vehicle market during the first quarter of 2012 when compared to the prior year first quarter. In addition, the Electronics segment net sales were unfavorably affected by foreign currency fluctuations of approximately $1.4 million for the first quarter of 2012 when compared to the first quarter of 2011.

Our Control Devices segment was positively affected by increased volume in our served markets by approximately $4.7 million for the first quarter of 2012 when compared to the prior year first quarter. The increase in net sales for our Control Devices segment was primarily attributable to production volume increases at our major customers in the North American automotive vehicle market, which increased by 16.3% during the first quarter of 2012 when compared to the first quarter of 2011. Volume increases within the automotive vehicle market of our Control Devices segment increased net sales for the first quarter of 2012 by approximately $3.2 million, or 6.2%, when compared to the prior year first quarter. In addition, our Control Devices net sales were approximately $0.8 million and $0.2 million higher for the first quarter of 2012, when compared to the first quarter of 2011 as a result of production volume increases within the commercial and agricultural vehicle markets, respectively.

Our PST segment had revenue of $53.7 million for the first quarter of 2012.

Net sales by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
Three months ended March 31		2012		2011	increase	increase

North America	$170,123	64.9%	$152,771	79.1%	$17,352	11.4%
South America	53,691	20.5	-	-	53,691	NM
Europe and Other	38,453	14.6	40,273	20.9	(1,820)	(4.5)%
Total net sales	$262,267	100.0%	$193,044	100.0%	$69,223	35.9%

The North American geographic location consists of the results of our operations in the United States and Mexico.

The increase in North American net sales was primarily attributable to increased sales volume in our North American commercial, agricultural and automotive vehicle markets. These increased volume levels had a positive effect on our net sales for the first quarter of 2012 of $7.1 million, $6.2 million and $3.3 million for our North American commercial, agricultural and automotive vehicle markets, respectively. Our increase in net sales in South America was due to the acquisition of a controlling interest in PST such that PST’s revenues are consolidated for the first quarter of 2012. Our decrease in net sales in Europe and Other was primarily due to decreased sales of European commercial vehicle market products. In addition, our first quarter 2012 net sales outside of North America were unfavorably affected by foreign currency fluctuations of approximately $1.4 million.

Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

					Dollar
					increase /
Three months ended March 31		2012		2011	(decrease)

Net Sales	$262,267	100.0%	$193,044	100.0%	$69,223

Costs and Expenses:
Cost of goods sold	197,129	75.2	153,754	79.6	43,375
Selling, general and administrative	53,289	20.3	32,590	16.9	20,699

Operating Income	11,849	4.5	6,700	3.5	5,149

Interest expense, net	5,355	2.0	4,266	2.2	1,089
Equity in earnings of investees	(139)	(0.1)	(1,916)	(1.0)	1,777
Other (income) expense, net	(331)	(0.1)	999	0.5	(1,330)

Income before income taxes	6,964	2.7	3,351	1.8	3,613

Provision for income taxes	1,218	0.5	677	0.4	541

Net income	5,746	2.2	2,674	1.4	3,072

Net loss attributable to noncontrolling interest	(133)	0.0	(215)	(0.1)	82

Net income attributable to Stoneridge, Inc.
and subsidiaries	$5,879	2.2%	$2,889	1.5%	$2,990

Cost of Goods Sold and Gross Margin. Cost of goods sold increased by $43.4 million primarily due to the acquisition of the additional controlling interest in PST, which had cost of goods sold of $33.0 million for first quarter of 2012 with the majority of the remaining increase attributable to the increase in sales in both our Electronics and Control Devices segments.

Our gross margin increased to 24.8% for the first quarter of 2012 compared to 20.4% for the first quarter of 2011 primarily due to improvements in labor productivity, favorable fluctuations in certain commodity prices and foreign currency exchange rates and lower overhead costs. Our gross margin for the first quarter of 2012 compared to the prior year for our Electronics reportable segment was positively affected by improvements in labor productivity, lower premium freight, and favorable fluctuations in certain commodity prices and foreign currency exchange rates, primarily copper and the Mexican peso. The improvement in labor productivity and premium freight that positively affected gross margin totaled $5.1 million. The decreases in commodity and foreign exchange rates positively impacted our results by approximately $1.0 million and $0.5 million, respectively, during the current quarter. In contrast, our Control Devices segment gross margin was negative impacted by higher materials cost primarily a result of higher commodity prices, principally precious metals, rare earth magnets and resins, during the current quarter. Material cost of the Control Devices segment a percentage of sales for the Control Devices segment increased from 54.8% for the first quarter of 2011 to 57.6% for the first quarter of 2012.

Selling, General and Administrative Expenses. SG&A expenses increased by $20.7 million for the first quarter of 2012 primarily due to the consolidation of the operations of PST which had SG&A expenses of $20.4 million. Product development expenses included within SG&A increased by $2.5 million to $12.2 million for the first quarter of 2012 from $9.7 million for the first quarter of 2011 primarily due to PST’s product development expenses which were $2.5 million for the first quarter of 2012.

Interest Expense, net. Interest expense, net increased by $1.1 million during the first quarter of 2012 when compared to the prior first quarter is primarily due to additional interest for PST’s outstanding debt which was $0.9 million for the first quarter of 2012.

Equity in Earnings of Investees. Equity earnings of investees decreased by $1.8 million which was due to the acquisition of the additional controlling interest in PST as of December 31, 2011. Prior to the acquisition, PST was an unconsolidated joint venture accounted for under the equity method of accounting. As of and for the three months ended March 31, 2012, PST is a consolidated subsidiary of the Company. Equity earnings for PST were $1.5 million for the three months ended March 31, 2011. Equity earnings for Minda decreased from $0.4 million for the first quarter of 2011 to $0.1 million for the first quarter of 2012. The decrease primarily reflects lower volumes for Minda’s product lines during the first quarter of 2012.

Other (Income) Expense, net. We record certain foreign currency transaction and forward currency hedge contract gains and losses as a component of other (income) expense, net on the condensed consolidated statement of operations. Our results for the three months ended March 31, 2012 were favorably affected by approximately $1.3 million due to the volatility in certain foreign exchange rates between periods.

Income Before Income Taxes. Income (loss) before income taxes is summarized in the following table by reportable segment (in thousands).

			Dollar	Percent
			increase /	increase /
Three months ended March 31	2012	2011	(decrease)	(decrease)

Electronics	$6,690	$669	$6,021	900.0%
Control Devices	4,072	5,683	(1,611)	(28.3)%
PST	(332)	1,509	(1,841)	(122.0)%
Other corporate activities	498	(668)	1,166	174.6%
Corporate interest expense	(3,964)	(3,842)	(122)	(3.2)%
Income before income taxes	$6,964	$3,351	$3,613	107.8%

The increase in income before taxes in the Electronics reportable segment was primarily due increased sales volume in the first quarter of 2012 when compared to the first quarter of 2011. Production volume increases favorably affected our net sales within the Electronics segment by approximately $10.6 million for the first quarter of 2012 when compared to the prior year first quarter.

In addition, our Electronics reportable segment was positively affected by improvements in labor productivity, premium freight, fluctuations in certain commodity prices and foreign currency exchange rates, primarily copper and the Mexican peso. The improvement in labor productivity and premium freight that positively affected our results totaled $5.1 million. The decreases in commodity and foreign exchange rates positively impacted our results by approximately $1.0 million and $0.5 million, respectively, during the current quarter.

Although net sales within our Control Devices segment increased during the first quarter of 2012 when compared to the prior year first quarter, our income before income taxes declined between periods. The primary drivers of the decrease in profitability are higher commodity prices related to precious metals, rare earth magnets and resins.

The decrease in profitability within the PST segment was primarily due to the depreciation and amortization of fair value adjustments of inventory and property, plant and equipment and intangible assets related to the PST acquisition of approximately $3.2 million.

The increase in income before income taxes from other corporate activities was primarily the result of gains on foreign currency forward contracts.

Income (loss) before income taxes by geographic location is summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Three months ended March 31		2012		2011	(decrease)	(decrease)

North America	$5,706	82.0%	$(318)	(9.5)%	$6,024	1,892.9%
South America	(332)	(4.8)	1,509	45.0	(1,841)	122.0%
Europe and Other	1,590	22.8	2,160	64.5	(570)	(26.4)%
Income before income taxes	$6,964	100.0%	$3,351	100.0%	$3,613	107.8%

North American income before income taxes includes interest expense, net of approximately $3.9 million and $4.2 million for the quarters ended March 31, 2012 and 2011, respectively.

Our North American results improved, primarily as a result of increased volume in the North American agriculture, automotive and commercial vehicle markets during the first quarter of 2012 as compared to 2011. Our results in Europe and Other were unfavorably affected by our decreased European commercial vehicle market sales during the current period.

Provision for Income Taxes. We recognized a provision for income taxes of $1.2 million or 17.5% of income before income taxes and $0.7 million or 20.2% of income before income taxes, for federal, state and foreign income taxes for the first quarter of 2012 and 2011, respectively. The decrease in the effective tax rate for the three months ended March 31, 2012 compared to the same period for 2011 was attributable to the improved financial performance of the U.S. operations for which there is no income tax provision due to a full valuation allowance and the consolidation of PST which has a lower effective tax rate.

Liquidity and Capital Resources

Summary of Cash Flows (in thousands):

			Dollar
			increase /
Three months ended March 31	2012	2011	(decrease)

Net cash provided by (used for):
Operating activities	$5,862	$(15,476)	$20,215
Investing activities	(26,484)	(4,217)	(22,267)
Financing activities	(17,367)	(455)	(14,995)
Effect of exchange rate changes on cash and cash equivalents	2,192	1,420	(22)
Net change in cash and cash equivalents	$(35,797)	$(18,728)	$(17,069)

The increase in cash provided by operating activities for the first quarter of 2012 compared to 2011 was due to the acquisition of a controlling interest in PST as of December 31, 2011, as PST provided $10.5 million in operating cash flows. The majority of the remaining improvement in operating cash flows was higher net income of $2.9 million and a favorable change in receivables of $3.6 million. Our receivable terms and collections rates have remained consistent between periods presented.

The increase in net cash used for investing activities is primarily attributable to the payment of $19.8 million in conjunction with the acquisition of a controlling interest in PST. Also, capital expenditures for the first quarter of 2012 were $2.5 million higher than the prior year due to the consolidation of PST’s capital expenditures of $2.4 million.

The increase in net cash used for financing activities was primarily due to payments made on the asset-based credit facility (the “credit facility”), the Bolton Conductive Systems, LLC (“BCS”) master revolving note (the “Revolver”) and the term loans related to PST.

On October 4, 2010, we issued $175.0 million of senior secured notes. These senior secured notes bear interest at an annual rate of 9.5% and mature on October 15, 2017. The senior secured notes are redeemable, at our option, beginning October 15, 2014 at 104.75%. Interest payments are payable on April 15 and October 15 of each year. The senior secured notes indenture limits our and our restricted subsidiaries’ amount of indebtedness, restricts certain payments and includes various other non-financial restrictive covenants. The senior secured notes are guaranteed by all of our existing domestic restricted subsidiaries. All other restricted subsidiaries that guarantee any of our or our guarantors’ indebtedness will also guarantee the senior secured notes.

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

As outlined in Note 6 to our condensed consolidated financial statements, our asset-based credit facility permits borrowing up to a maximum level of $100.0 million. This credit facility provides us with lower borrowing rates and allows us the flexibility to refinance our outstanding debt. At March 31, 2012, we had $31.0 million in borrowings on the credit facility. The available borrowing capacity on this credit facility is based on eligible current assets, as defined. At March 31, 2012, we had undrawn borrowing capacity of $63.4 million based on eligible current assets. The credit facility does not contain financial performance covenants which would constrain our borrowing capacity. However, restrictions do include limits on capital expenditures, operating leases, dividends and investment activities in a negative covenant which limits investment activities to $15.0 million minus certain guarantees and obligations. The Company was in compliance with all covenants at March 31, 2012.

The BCS revolver permits borrowing up to a maximum level of $3.0 million. On September 30, 2011, BCS amended the Revolver to extend the maturity date to September 28, 2012 and maintained the interest rate at the prime referenced rate plus a margin of 2.0%, which is payable quarterly. The available borrowing capacity on the Revolver is based on an advanced formula, as defined. At March 31, 2012, BCS had no borrowing capacity based on the advanced formula. At March 31, 2012, BCS had approximately $0.9 million in borrowings outstanding on the Revolver, which is included on the condensed consolidated balance sheet as a component of short-term borrowings.  At March 31, 2012 the interest rate on the Revolver was 5.25%.  The Company is a guarantor as it relates to the Revolver.

The term loan for our Suzhou subsidiary is in the amount of 9.0 million Chinese yuan, which was approximately $1.4 million at March 31, 2012, and is included on the condensed consolidated balance sheet as a component of current portion long-term debt. The term loan matures on September 1, 2012. Interest is payable monthly at the one-year lending rate published by The People’s Bank of China multiplied by 127.0%. At March 31, 2012, the interest rate on the term loan was 8.33%.

The Company’s consolidated subsidiary, PST, maintains several revolving credit facilities with Brazilian financial institutions, providing an aggregate borrowing capacity up to $25.7 million.  The revolving credit facilities expire throughout 2012.  At March 31, 2012, there were $0 borrowings outstanding on the revolving credit facilities. PST also maintains several term loans used for working capital purposes. At March 31, 2012, there was $47.2 million in borrowings outstanding on the loans.  Of the outstanding borrowings, $36.5 million is to be paid in 2012 and is included on the March 31, 2012 condensed consolidated balance sheet as a component of current portion of long-term debt.  The balance of $10.7 million is included on the March 31, 2012 condensed consolidated balance sheet as a component of long-term debt. The $10.7 million is comprised of $2.5 million that matures in 2013, with subsequent annual maturities of approximately $1.3 million through 2019.  Depending on the specific loan, interest is payable either monthly or annually. The term loans due in the next twelve months have fixed interest rates ranging from 1.15% to 13.22%, while the longer term loan has an interest rate of Libor plus a margin of 3.78% (5.08% at March 31, 2012 and 4.51% December 31, 2011). As of March 31, 2012 and December 31, 2011, the Company was in compliance with all loan covenants.

As part of our 2009 acquisition of BCS, we may be required to make additional payments to the previous owners of BCS for the 51% membership interest we purchased based on BCS achieving financial performance targets as defined by the purchase agreement.  The maximum amount of additional payments to the prior owners of BCS is $3.2 million in 2013 and is contingent upon BCS achieving profitability targets based on earnings before interest, income taxes, depreciation and amortization in 2012.  We did not record an amount related to the fair value of the estimated future additional payments to the prior owners of BCS as of March 31, 2012 on the condensed consolidated balance sheet as a liability has not been deemed probable.  The purchase agreement provides us with the option to purchase the remaining 49% interest in BCS in 2013 at a price determined in accordance with the purchase agreement.  If we do not exercise this option the minority owners of BCS have the option in 2014 to purchase our 51% interest in BCS at a price determined in accordance with the purchase agreement or to jointly market BCS for sale.

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

At March 31, 2012, we had a cash and cash equivalents balance of approximately $42.9 million, of which $13.6 million was held domestically and $29.3 million was held in foreign locations. Our cash balance was not restricted at March 31, 2012.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies, which include management’s best estimates and judgments, are included in Part II, Item 7, to the consolidated financial statements of the Company’s 2011 Form 10-K. These accounting policies are considered critical as disclosed in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis of the Company’s 2011 Form 10-K because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates.

Information regarding other significant accounting policies is included in Note 2 to our consolidated financial statements in Item 8 of Part II of our 2011 Form 10-K.

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

Forward-Looking Statements

Portions of this report contain “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, our directors or officers with respect to, among other things, our (i) future product and facility expansion, (ii) acquisition strategy, (iii) investments and new product development, and (iv) growth opportunities related to awarded business. Forward-looking statements may be identified by the words “will,” “may,” “designed to,” “believes,” “plans,” “expects,” “continue,” and similar words and expressions. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other factors:

•	the loss or bankruptcy of a major customer;
•	the costs and timing of facility closures, business realignment, or similar actions;
•	a significant change in commercial, automotive, agricultural, motorcycle or off-highway vehicle production;
•	our ability to achieve cost reductions that offset or exceed customer-mandated selling price reductions;
•	a significant change in general economic conditions in any of the various countries in which we operate;
•	labor disruptions at our facilities or at any of our significant customers or suppliers;
•	the ability of our suppliers to supply us with parts and components at competitive prices on a timely basis;
•	the amount of our indebtedness and the restrictive covenants contained in the agreements governing our indebtedness, including our credit facility and the senior secured notes;
•	customer acceptance of new products;
•	capital availability or costs, including changes in interest rates or market perceptions;
•	the failure to achieve the successful integration of any acquired company or business;
•	the occurrence or non-occurrence of circumstances beyond our control; and
•	those items described in Part I, Item IA (“Risk Factors”) of the Company’s 2011 Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk presented within Part II, Item 7A of the Company’s 2011 Form 10-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2012, an evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the PEO and PFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1. Legal Proceedings.

We are involved in certain legal actions and claims arising in the ordinary course of business. However, we do not believe that any of the litigation in which we are currently engaged, either individually or in the aggregate, will have a material adverse effect on our business, consolidated financial position, results of operations or cash flows. We are subject to the risk of exposure to product liability claims in the event that the failure of any of our products causes personal injury or death to users of our products and there can be no assurance that we will not experience any material product liability losses in the future. We maintain insurance against such product liability claims. In addition, if any of our products prove to be defective, we may be required to participate in a government-imposed or customer OEM-instituted recall involving such products.

Item 1A. Risk Factors.

There have been no material changes with respect to risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Reference is made to the separate, “Index to Exhibits,” filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONERIDGE, INC.

Date: May 9, 2012	/s/ John C. Corey
John C. Corey President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2012	/s/ George E. Strickler
George E. Strickler
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit

10.1

Waiver and Amendment No. 1 to Second Amended and Restated Credit and Security Agreement dated March 8, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 14, 2012).

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

