Form 10-Q
period 2012-06-30
STONERIDGE INC
filed 2012-08-09
CIK 1043337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2012

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

The number of Common Shares, without par value, outstanding as of July 27, 2012 was 28,053,761.

STONERIDGE, INC. AND SUBSIDIARIES

INDEX
		Page
PART I–FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011	2
	Condensed Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2012 and 2011	3
	Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the Three and Six Months Ended June 30, 2012 and 2011	4
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2012 and 2011	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	35

PART II–OTHER INFORMATION

Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3.	Defaults Upon Senior Securities	36
Item 4.	Mine Safety Disclosure	36
Item 5.	Other Information	36
Item 6.	Exhibits	36

Signatures		37
Index to Exhibits		38
EX – 31.1
EX – 31.2
EX – 32.1
EX – 32.2

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$39,164	$78,731
Accounts receivable, less reserves of $2,397 and $1,485, respectively	160,329	162,354
Inventories, net	116,494	120,645
Prepaid expenses and other current assets	33,725	28,393
Total current assets	349,712	390,123

Long-term assets:
Property, plant and equipment, net	121,279	124,802
Other assets:
Intangible assets, net	92,367	102,731
Goodwill	64,706	68,808
Investments and other long-term assets, net	12,456	11,193
Total long-term assets	290,808	307,534
Total assets	$640,520	$697,657

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of debt	$37,076	$44,246
Revolving credit facilities	26,065	39,181
Accounts payable	84,931	83,859
Accrued expenses and other current liabilities	54,032	91,417
Total current liabilities	202,104	258,703

Long-term liabilities:
Long-term debt	181,807	183,711
Deferred income taxes	66,912	69,110
Other long-term liabilities	5,312	5,494
Total long-term liabilities	254,031	258,315

Shareholders' equity:
Preferred Shares, without par value, authorized 5,000 shares, none issued	-	-
Common Shares, without par value, authorized 60,000 shares, issued 28,433 and 27,097 shares and outstanding 28,054 and 26,222 shares, respectively, with no stated value	-	-
Additional paid-in capital	182,373	170,775
Common Shares held in treasury, 379 and 875 shares, respectively, at cost	(1,866)	(1,870)
Accumulated deficit	(25,942)	(28,263)
Accumulated other comprehensive loss	(14,475)	(9,615)
Total Stoneridge Inc. and subsidiaries shareholders' equity	140,090	131,027
Noncontrolling interest	44,295	49,612
Total shareholders' equity	184,385	180,639
Total liabilities and shareholders' equity	$640,520	$697,657

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2012	2011	2012	2011

Net sales	$234,265	$190,417	$496,532	$383,461

Costs and expenses:
Cost of goods sold	180,606	152,699	377,735	306,453
Selling, general and administrative	52,042	30,305	105,331	62,895

Operating income	1,617	7,413	13,466	14,113

Interest expense, net	5,162	4,289	10,517	8,555
Equity in earnings of investees	(97)	(1,808)	(236)	(3,724)
Other expense, net	2,734	534	2,403	1,533

Income (loss) before income taxes	(6,182)	4,398	782	7,749

Provision (benefit) for income taxes	(884)	1,158	334	1,835

Net income (loss)	(5,298)	3,240	448	5,914

Net loss attributable to noncontrolling interest	(1,740)	(124)	(1,873)	(339)

Net income (loss) attributable to Stoneridge, Inc.
and subsidiaries	$(3,558)	$3,364	$2,321	$6,253

Basic net income (loss) attributable to Stoneridge,
Inc. and subsidiaries per share	$(0.13)	$0.14	$0.09	$0.26
Basic weighted average shares outstanding	26,424	24,162	26,322	24,090

Diluted net income (loss) attributable to Stoneridge,
Inc. and subsidiaries per share	$(0.13)	$0.14	$0.09	$0.25
Diluted weighted average shares outstanding	26,424	24,606	26,999	24,545

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2012	2011	2012	2011

Net income (loss)	$(5,298)	$3,240	$448	$5,914
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(17,456)	2,159	(10,345)	4,466
Unrealized loss on marketable securities	-	(29)	-	(35)
Unrealized gain (loss) on derivatives	(1,771)	584	5,485	704
Other comprehensive income (loss)	(19,227)	2,714	(4,860)	5,135
Consolidated comprehensive income (loss)	(24,525)	5,954	(4,412)	11,049
Comprehensive loss attributable to noncontrolling interest	(1,740)	(124)	(1,873)	(339)
Comprehensive income (loss) attributable to
Stoneridge, Inc. and subsidiaries	$(22,785)	$6,078	$(2,539)	$11,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six months ended June 30 (in thousands)	2012	2011

OPERATING ACTIVITIES:
Net income	$448	$5,914
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	14,337	9,924
Amortization, including accretion of debt discount	3,703	549
Deferred income taxes	(309)	323
Earnings of equity method investees	(236)	(3,724)
Loss on sale of fixed assets	(57)	11
Share-based compensation expense	2,461	2,247
Changes in operating assets and liabilities -
Accounts receivable, net	(827)	(21,410)
Inventories, net	422	(17,559)
Prepaid expenses and other	(4,382)	(2,459)
Accounts payable	2,216	8,919
Accrued expenses and other	(2,460)	(5,848)
Net cash provided by (used for) operating activities	15,316	(23,113)

INVESTING ACTIVITIES:
Capital expenditures	(14,370)	(14,117)
Proceeds from sale of fixed assets	301	3
Capital contribution from noncontrolling interest	-	271
Payment for additional interest in PST	(19,779)	-
Net cash used for investing activities	(33,848)	(13,843)

FINANCING ACTIVITIES:
Revolving credit facility borrowings	11,310	893
Revolving credit facility payments	(24,426)	(457)
Proceeds from issuance of other debt	18,871	-
Repayments of other debt	(26,124)	(130)
Other financing costs	(111)	(96)
Repurchase of Common Shares to satisfy employee tax withholding	(1,119)	(744)
Net cash used for financing activities	(21,599)	(534)

Effect of exchange rate changes on cash and cash equivalents	564	1,964

Net change in cash and cash equivalents	(39,567)	(35,526)

Cash and cash equivalents at beginning of period	78,731	71,974
Cash and cash equivalents at end of period	$39,164	$36,448

Supplemental disclosure of non-cash financing activities:
Change in fair value of interest rate swap	$754	$1,208
Issuance of Common Shares for acquisition of additional PST interest	$10,197	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

(1)   Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Stoneridge, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission” or “SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the Commission’s rules and regulations. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.

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

	June 30, 2012	December 31, 2011

Raw materials	$68,102	$72,308
Work-in-progress	14,641	14,723
Finished goods	33,751	33,615
Total inventories, net	$116,494	$120,645

(3)   Acquisition

PST Eletrônica Ltda.

As of December 31, 2011, the Company acquired a controlling interest in PST Eletrônica Ltda. (“PST”), increasing its interest from 50% to 74%. The PST joint venture was accounted for under the equity method of accounting prior to the acquisition of the additional interest. On the date of acquisition, PST became a consolidated subsidiary of the Company. PST’s results of operations are consolidated and included in the Company’s condensed consolidated statement of operations for the three and six month ended June 30, 2012. For the three and six months ended June 30, 2011, PST’s results of operations are included in the Company’s condensed consolidated statement of operations as equity earnings of investees. PST’s financial position is included in the condensed consolidated balance sheet at June 30, 2012 and December 31, 2011. Effective December 31, 2011, PST represents a new reportable segment of the Company.

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

The acquisition date fair value of the remaining 26% noncontrolling interest in PST was measured at $48,727 at December 31, 2011. The noncontrolling interest was recorded as a component of total shareholder’s equity on the condensed consolidated balance sheet at December 31, 2011. Noncontrolling interest in PST decreased to $43,749 at June 30, 2012 due to changes in foreign currency translation of approximately $3,446 and operating losses of $1,533 for the first six months of 2012.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. These values represent a revision to the initial allocation of the purchase price subject to finalization of post-closing procedures. The purchase price allocation is preliminary pending management’s completion of the valuation of acquired intangible assets, inventory, property, plant and equipment, deferred income taxes and an assessment of contingencies.

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

During the first half of 2012 goodwill was increased by $524, the net result of measurement period purchase accounting adjustments to the fair value of assets acquired and liabilities assumed resulting primarily from an increase in deferred tax liabilities from a refined estimate of differences in the U.S. GAAP and tax basis of assets and liabilities. The Company did not retrospectively adjust the provisional assets and liabilities previously recorded in the Company’s Form 10-K as of December 31, 2011 for measurement period adjustments as they have been deemed immaterial.

Goodwill is calculated as the excess of the fair value of consideration transferred over the fair market value of the identifiable assets and liabilities and represents the future economic benefits arising from other assets acquired that could not be separately recognized. The goodwill is reported in the Company’s PST segment and is not deductible for income tax purposes.

Of the $102,090 of acquired identifiable intangible assets, $51,818 was provisionally assigned to customer lists with a 15 year useful life; $31,400 was provisionally assigned to trademarks with a 20 year useful life; and $18,872 was provisionally assigned to technology with a 17 year weighted average useful life. The fair value of the identifiable intangible assets was determined using an income approach.

The following unaudited pro forma information reflects the Company’s consolidated results of operations as if the acquisition had occurred on January 1, 2011. The unaudited pro forma information is not necessarily indicative of the results of operations that the Company would have reported had the transaction actually occurred at the beginning of these periods, nor is it necessarily indicative of future results.

	Three months ended June 30, 2011	Six months ended June 30, 2011

Net sales	$253,113	$499,395
Net income attributable to Stoneridge, Inc. and subsidiaries	$3,029	$5,516

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

The unaudited pro forma financial information presented in the previous table has been adjusted to give effect to adjustments that are directly related to the business combination and factually supportable. These adjustments include, but are not limited to depreciation and amortization related to fair value adjustments to property, plant, and equipment, intangible assets and inventory.

(4)   Financial Instruments and Fair Value Measurements

Financial Instruments

A financial instrument is cash or a contract that imposes an obligation to deliver, or conveys a right to receive cash or another financial instrument. The carrying values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. The estimated fair value of the Company’s senior secured notes with a face value of $175,000 (fixed rate debt) at June 30, 2012 and December 31, 2011, per quoted market sources, was $186,048 and $179,156, respectively.

Derivative Instruments and Hedging Activities

On June 30, 2012, the Company had open foreign currency forward contracts, fixed price commodity contracts and an interest rate swap. These contracts are used solely for hedging and not for speculative purposes. Management believes that its use of these instruments to reduce risk is in the Company’s best interest. The counterparties to these financial instruments are financial institutions with investment grade credit ratings.

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

The Company’s foreign currency forward contracts offset the majority of the gains and losses on the underlying foreign currency denominated transactions as follows:

Euro-denominated and Swedish krona-denominated Foreign Currency Forward Contracts

As of June 30, 2012, the Company held foreign currency forward contracts with an underlying notional amount of $25,244 to reduce the exposure related to the Company’s euro-denominated and Swedish krona-denominated intercompany loans. These contracts expire on or before September 28, 2012. Due to their short term nature, the euro-denominated and Swedish krona-denominated foreign currency forward contracts have not been designated as hedging instruments. For the three and six months ended June 30, 2012, the Company recognized a gain of $1,435 and $558, respectively, related to the euro and Swedish krona-denominated contracts. For the three and six months ended June 30, 2011, the Company recognized a loss of $746 and $2,654, respectively, related to these contracts.

Mexican peso-denominated Foreign Currency Forward Contracts – Cash Flow Hedge

The Company holds Mexican peso-denominated foreign currency contracts with notional amounts at June 30, 2012 totaling $64,000 which expire ratably on a monthly basis as follows:

$27,500 notional	Period from July 2012 through December 2012
$36,500 notional	Period from January 2013 through December 2013

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

Commodity Price Risk - Cash Flow Hedge

To mitigate the risk of future price volatility and, consequently, fluctuations in gross margins, the Company entered into fixed price commodity contracts with financial institutions to fix the cost of a portion of the Company’s copper purchases as copper is a significant raw material.

The Company has fixed price commodity contracts at June 30, 2012 with an aggregate notional amount of $3,250, which expire ratably on a monthly basis over the period from July through December 2012, compared to an aggregate notional amount of $6,500 at December 31, 2011.

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

Under the Swap, the Company pays a variable interest rate equal to the six-month London Interbank Offered Rate (“LIBOR”) plus 7.2% and it receives a fixed interest rate of 9.5%. The Swap requires semi-annual settlements on April 15 and October 15. The difference between amounts to be received and paid under the Swap is recognized as a component of interest expense, net on the condensed consolidated statements of operations.

The Swap reduced interest expense by $168 and $175 for the three months ended June 30, 2012 and 2011, respectively, and by $393 and $380 for the six months ended June 30, 2012 and 2011, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

The notional amounts and fair values of derivative instruments in the condensed consolidated balance sheets are as follows:

			Prepaid expenses and other
			current assets / other		Accrued expenses and other
	Notional amounts (A)		long-term assets		current liabilities
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Derivatives designated as hedging instruments:			`

Cash Flow Hedge:
Forward currency contracts	$64,000	$55,000	$-	$-	$607	$4,158
Fixed price commodity contracts	3,250	6,500	-	-	1,630	3,564

Fair Value Hedge:
Interest rate swap contract	45,000	45,000	1,832	1,078	-	-
	112,250	106,500	1,832	1,078	2,237	7,722

Derivatives not designated as hedging instruments:
Forward currency contracts	25,244	25,894	-	2	36	-
Total derivatives	$137,494	$132,394	$1,832	$1,080	$2,273	$7,722

(A)	Notional amounts represent the gross contract / notional amount of the derivatives outstanding.

Amounts recorded for the cash flow hedges in other comprehensive income (loss) in shareholders’ equity and in net income (loss) for the three months ended June 30 are as follows:

				Amount of loss
	Amount of loss	Amount of gain	Amount of loss	reclassified from
	recorded in	recorded in	reclassified from	other
	other	other	other	comprehensive
	comprehensive	comprehensive	comprehensive	income into net
	loss	income	loss into net loss	income
	2012	2011	2012	2011
Derivatives designated as cash flow hedges:
Forward currency contracts	$1,497	$-	$476	$-
Fixed price commodity contracts	1,491	560	741	24
Total derivatives designated as cash flow hedges	$2,988	$560	$1,217	$24

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

Amounts recorded for the cash flow hedges in other comprehensive income (loss) in shareholders’ equity and in net income for the six months ended June 30 are as follows:

			Amount of loss	Amount of loss
	Amount of gain	Amount of gain	reclassified from	reclassified from
	recorded in	recorded in	other	other
	other	other	comprehensive	comprehensive
	comprehensive	comprehensive	loss into net	income into net
	loss	income	income	income
	2012	2011	2012	2011
Derivatives designated as cash flow hedges:
Forward currency contracts	$3,051	$-	$500	$-
Fixed price commodity contracts	841	680	1,093	24
Total derivatives designated as cash flow hedges	$3,892	$680	$1,593	$24

Gains and losses reclassified from comprehensive income (loss) into net income were recognized in cost of goods sold in the Company’s condensed consolidated statement of operations.

These derivatives will be reclassified from other comprehensive income (loss) to the condensed consolidated statement of operations through December 2013.  The Company has measured the ineffectiveness of the forward currency and commodity contracts and any amounts recognized in the condensed consolidated financial statements were immaterial for the three and six months ended June 30, 2012.

Fair Value Measurements

The following table presents our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

				June 30,	December 31,
				2012	2011
		Fair value estimated using
	Fair value	Level 1 inputs (A)	Level 2 inputs (B)	Level 3 inputs (C)	Fair value

Financial assets carried at fair value:
Interest rate swap contract	$1,832	$-	$1,832	$-	$1,078
Forward currency contracts	-	-	-	-	2
Total financial assets carried at fair value	$1,832	$-	$1,832	$-	$1,080

Financial liabilities carried at fair value:
Forward currency contracts	$643	$-	$643	$-	$4,158
Fixed price commodity contracts	1,630	-	1,630	-	3,564
Total financial liabilities carried at fair value	$2,273	$-	$2,273	$-	$7,722

(A)	Fair values estimated using Level 1 inputs, which consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. The Company did not have any fair value estimates using Level 1 inputs at June 30, 2012 or December 31, 2011.

(B)	Fair values estimated using Level 2 inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly and include among other things, quoted prices for similar assets or liabilities in markets that are active or inactive as well as inputs other than quoted prices that are observable. For forward currency, fixed price commodity contracts and interest rate swap contracts, inputs include foreign currency exchange rates, commodity indexes and the six-month forward LIBOR.

(C)	Fair values estimated using Level 3 inputs consist of significant unobservable inputs. The Company did not have any fair value estimates using Level 3 inputs at June 30, 2012 or December 31, 2011.

(5)   Share-Based Compensation

Total compensation expense for share-based compensation arrangements recognized in the condensed consolidated statements of operations as a component of selling, general and administrative expenses was $1,111 and $1,254 for the three months ended June 30, 2012 and 2011, respectively. Of these amounts, $(155) and $89 for the three months ended June 30, 2012 and 2011, respectively, were related to the Long-Term Cash Incentive Plan Phantom Shares discussed in Note 10. For the six months ended June 30, 2012 and 2011, total compensation expense recognized in the condensed consolidated statements of operations for share-based compensation arrangements was $2,461 and $2,247, respectively. Of these amounts, $70 and $163 for the six months ended June 30, 2012 and 2011, respectively, were related to the Long-Term Cash Incentive Plan Phantom Shares discussed in Note 10.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

(6)   Debt

	Principal Outstanding at		Weighted Average
	June 30, 2012	December 31, 2011	Interest as of June 30, 2012	Maturity

Revolving Credit Facilities
Asset-based credit facility	$25,000	$38,000	1.70%	within 1 year
BCS revolver	1,065	1,181	5.25%	Sept - 2012
Total revolving credit facilities	$26,065	$39,181

Debt
Senior secured notes, net of discount and swap fair value adjustment (A)	$173,274	$172,271	9.50%	Oct - 2017
PST short-term notes	29,570	38,296	9.6% - 15.6%	Various 2012
PST long-term notes	14,126	15,697	4.0% - 4.5%	2013 - 2019
Suzhou note	1,416	1,430	8.33%	Sept - 2012
BCS installment note	92	188	5.50%	Sept - 2012
Other	405	75
Total	218,883	227,957
Less: current portion	(37,076)	(44,246)
Total long-term debt	$181,807	$183,711

(A) Weighted average interest rate excludes the impact of the Company’s interest rate swap and the accretion of debt discount.

Revolving Credit Facilities

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

The available borrowing capacity on this credit facility is based on eligible current assets, as defined. At June 30, 2012 and December 31, 2011, the Company had undrawn borrowing capacity of approximately $63,297 and $29,540, respectively, based on eligible current assets. The credit facility does not contain financial performance covenants which would constrain the Company’s borrowing capacity. However, restrictions do include limits on capital expenditures, operating leases, dividends and investment activities in a negative covenant which limits investment activities to $15,000 minus certain guarantees and obligations.

On March 8, 2012, the Company received a waiver and amendment to extend the delivery date of certain documents required for the Company’s acquisition of an additional interest in PST. The Company was in compliance with all covenants at June 30, 2012 and December 31, 2011 other than the aforementioned matter which was subsequently waived.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

On October 13, 2009, the Company’s majority owned consolidated subsidiary, Bolton Conductive Systems, LLC (“BCS”), entered into a master revolving note (the “Revolver”), which permits borrowing up to a maximum level of $3,000. The available borrowing capacity on the Revolver is based on an advance formula, as defined. At June 30, 2012 and December 31, 2011, BCS did not have any remaining borrowing capacity based on the advance formula. Interest is payable monthly at the prime referenced rate plus a 2.0% margin. The Company is a guarantor of BCS as it relates to the Revolver.

The revolving credit facilities are included as a component of current liabilities on the condensed consolidated balance sheets as they are expected to be repaid over the next twelve months.

Debt

On October 4, 2010, the Company issued $175,000 of senior secured notes which are included as a component of long-term debt on the condensed consolidated balance sheets. The senior secured notes were issued at a 2.5% discount to the initial purchasers for which the remaining balance at June 30, 2012 and December 31, 2011 was $3,558 and $3,807, respectively. The senior secured notes are redeemable in full, at the Company’s option, beginning October 15, 2014 at 104.75%. Interest payments are payable on April 15 and October 15 of each year. The senior secured notes indenture limits the amount of the Company and its restricted subsidiaries’ indebtedness, restricts certain payments and includes various other non-financial restrictive covenants. The senior secured notes are guaranteed by all of the Company’s existing domestic restricted subsidiaries. All other restricted subsidiaries that guarantee any indebtedness of the Company or the guarantors will also guarantee the senior secured notes.

PST maintains several term notes used for working capital purposes. The short-term and long-term notes have fixed interest rates.  The long-term portion of the PST debt is $8,319 and is comprised of $956 that matures in 2013, with subsequent annual maturities of approximately $1,225 through 2019.  Depending on the specific note, interest is payable either monthly or annually. As of June 30, 2012 and December 31, 2011, PST was in compliance with all loan covenants.

On September 2, 2011, the Company’s wholly-owned subsidiary located in Suzhou, China entered into a term loan for 9,000 Chinese yuan which is included on the condensed consolidated balance sheet as a component of current portion of long-term debt. Interest is payable quarterly at the one-year lending rate published by The People’s Bank of China multiplied by 127.0%.

BCS has an installment note. Interest on the installment note is the prime referenced rate plus a 2.25% margin. The installment note calls for monthly installment payments of principal and interest.

(7)  Net Income (Loss) Per Share

Basic net income (loss) per share was computed by dividing net income (loss) by the weighted average number of Common Shares outstanding for each respective period. Diluted net income (loss) per share was calculated by dividing net income (loss) by the weighted average of all potentially dilutive Common Shares that were outstanding during the periods presented. For all periods in which the Company recognized a net loss, the Company has recognized zero dilutive effect from securities as no anti-dilution is permitted. Actual weighted average Common Shares outstanding used in calculating basic and diluted net income (loss) per share were as follows:

	Three months ended		Six months ended
		June 30,		June 30,
	2012	2011	2012	2011

Basic weighted average shares outstanding	26,424,331	24,161,775	26,322,277	24,089,679
Effect of dilutive shares	-	444,330	676,225	455,109
Diluted weighted average shares outstanding	26,424,331	24,606,105	26,998,502	24,544,788

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

Options not included in the computation of diluted net income per share to purchase 65,000 and 50,000 Common Shares at an average price of $12.03 and $15.73 per share were outstanding at June 30, 2012 and 2011, respectively. These outstanding options were not included in the computation of diluted net income per share because either their respective exercise prices were greater than the average closing market price of Company Common Shares or their effect was anti-dilutive.

There were 696,300 and 419,100 performance-based restricted Common Shares outstanding at June 30, 2012 and 2011, respectively. Substantially all of these shares were not included in the computation of diluted net income per share because not all vesting conditions were expected to be achieved as of June 30, 2012 and 2011. These shares may or may not become dilutive based on the Company’s ability to meet or exceed future earnings performance targets.

(8)  Restructuring and Business Realignment Charges

On October 29, 2007, the Company announced restructuring initiatives to improve manufacturing efficiency and cost position by ceasing manufacturing operations at its Sarasota, Florida (Control Devices reportable segment) and Mitcheldean, United Kingdom (Electronics reportable segment) locations. During 2008 and 2009, in response to the depressed conditions in the North American and European commercial and automotive vehicle markets, the Company continued and expanded the restructuring initiatives in the Control Devices and Electronics reportable segments. While the initiatives were completed in 2009 in regards to the Control Devices reportable segment, in 2010 the Company continued restructuring initiatives within the Electronics reportable segment and recorded amounts related to its cancelled lease in Mitcheldean, United Kingdom. During the first quarter of 2012, the Company continued negotiations in regards to this lease and recorded additional amounts to reflect the expected costs to be paid under the currently proposed settlement agreement.

In connection with the Electronics segment restructuring initiative, the Company recorded restructuring charges during the three months ended June 30, 2012 and 2011 of $45 and $0, respectively, as part of selling, general and administrative expense. For the six months ended June 30, 2012 and 2011, the Company recorded $70 and $0, respectively, related to this restructuring initiative. At June 30, 2012 and December 31, 2011, the only remaining restructuring related accrual relates to the cancelled lease in Mitcheldean, United Kingdom, for which the Company has accrued $2,091 and $1,920, respectively, on the condensed consolidated balance sheets of which $367 and $467, respectively, is a component of other long-term liabilities.

In response to a change in customer demand, the PST segment incurred business realignment charges of $1,322 and $1,636 for the three and six months ended June 30, 2012, respectively, of which $623 and $729, respectively, was recorded in cost of the goods sold with the remainder recorded in selling, general and administrative expense. The charges consist primarily of severance costs related to workforce reductions. The Company believes the realignment actions will positively impact future results of operations, but not have a material negative effect on liquidity or capital.

(9)  Commitments and Contingencies

In the ordinary course of business, the Company is involved in various legal proceedings, workers’ compensation and product liability disputes. The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse affect on the results of operations, cash flows or the financial position of the Company.

As a result of an environmental phase one study performed at the Company’s former facility located in Sarasota, Florida, the Company became aware of soil and groundwater contamination at the Company site and on adjacent properties. The Company engaged an environmental engineering consultant to assess the level of contamination and to develop a remediation and monitoring plan for the site. Soil remediation at the site was completed during the year ended December 31, 2010. Ground water remediation at the site is expected to begin during the third quarter of 2013, upon approval of a remedial action plan. During the three and six months ended June 30, 2012 and 2011, the Company did not record any environmental remediation expenses. At June 30, 2012 and December 31, 2011, the Company had accrued an undiscounted liability of $1,921 related to future remediation. The liability is recorded as a component of other long-term liabilities on the condensed consolidated balance sheets. A majority of the costs associated with the recorded liability will be incurred at the start of the groundwater remediation, with the balance relating to monitoring costs to be incurred over a time horizon of multiple years. The recorded liability is based on assumptions of the current site assessment report. In December 2011, the Company sold the Sarasota facility and related property. However, the liability to remediate the site contamination remains the responsibility of the Company. Due to the ongoing site remediation, the closing terms of the sale agreement included a requirement for the Company to maintain a $2,000 letter of credit for the benefit of the buyer.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

In addition, PST has civil, labor and tributary contingencies for which the likelihood of loss is deemed to be reasonably possible, but not probable, by its legal advisors, and, therefore, no accrual was recorded. Such contingencies amount to $14,272 at June 30, 2012.

Product Warranty and Recall

Amounts accrued for product warranty and recall claims are established based on the Company’s best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet dates. These accruals are based on several factors including past experience, production changes, industry developments and various other considerations. The Company can provide no assurances that it will not experience material claims in the future or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued or beyond what the Company may recover from its suppliers. The current portion of product warranty and recall is included as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets. Product warranty and recall includes $161 and $175 of a long-term liability at June 30, 2012 and December 31, 2011, respectively, which is included as a component of other long-term liabilities on the condensed consolidated balance sheets.

The following provides a reconciliation of changes in product warranty and recall liability:

Six months ended June 30	2012	2011

Product warranty and recall at beginning of period	$5,301	$3,831
Accruals for products shipped during period	594	915
Aggregate changes in pre-existing liabilities due to claim developments	251	(87)
Settlements made during the period (in cash or in kind)	(1,313)	(1,300)
Product warranty and recall at end of period	$4,833	$3,359

(10)   Employee Benefit Plans

Long-Term Cash Incentive Plan

In March 2009, the Company adopted the Stoneridge, Inc. Long-Term Cash Incentive Plan (“LTCIP”) and granted awards to certain officers and key employees. For 2009, the awards under the LTCIP provided recipients with the right to receive cash three years from the date of grant depending on the Company’s actual earnings per share performance for a performance period comprised of 2009, 2010 and 2011 fiscal years. The Company recorded an accrual for an award to be paid in the period earned based on anticipated achievement of the performance goal. If the participant voluntarily terminated employment or is discharged for cause, as defined in the LTCIP, the award will be forfeited. In May 2009, the LTCIP was approved by the Company’s shareholders. As of December 31, 2011, the Company recorded a liabilitiy of $2,173, which is included on the condensed consolidated balance sheet as a component of accrued expenses and other current liabilities. In March 2012, the 2009 awards were paid based on achievement of the performance goal. As such, no liability remains at June 30, 2012.

For 2010, the awards under the LTCIP provided recipients with the right to receive an amount of cash equal to the fair market value of a specified number of Common Shares, without par value, of the Company (“Phantom Shares”) three years from the date of grant depending on the Company’s actual earnings per share performance for each fiscal year of 2010, 2011 and 2012 within the performance period. The Company will record an accrual based on the fair market value of the Phantom Shares for an award to be paid in the period earned based on anticipated achievement of the performance goals. If the participant voluntarily terminates employment or is discharged for cause, as defined in the LTCIP, the award will be forfeited. The Company has recorded a liability of $629 and $559 for these awards granted under the LTCIP at June 30, 2012 and December 31, 2011, respectively, which is included on the condensed consolidated balance sheet as a component of other long-term liabilities.

There were no awards granted under the LTCIP during the six months ended June 30, 2012.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

(11)   Income Taxes

The Company recognized a (benefit) expense of ($884) and $1,158 for federal, state and foreign income taxes for the three months ended June 30, 2012 and 2011, respectively. The Company recognized a provision of $334 and $1,835 for federal, state and foreign income taxes for the six months ended June 30, 2012 and 2011, respectively.

The decrease in the effective tax rate to (14.3)% for the three months ended June 30, 2012 compared to 26.3% for the same period for 2011 was attributable to the tax benefit of the overall loss for the quarter primarily the PST operations which had a local tax rate lower than the U.S. statutory rate.

The increase in the effective tax rate to 42.7% for the six months ended June 30, 2012 compared to 23.7% for the same period for 2011 was attributable to the negative impact of recognizing a tax benefit for the PST net loss before tax at a local tax rate lower than the U.S. statutory rate. Also, we recognized a one-time tax benefit for foreign loss relief during the first half of 2011 which lowered the Company’s tax rate for the prior year. The negative impact on the effective tax rate was partially offset by the improved financial performance of the U.S. operations for which there is no income tax provision due to a full valuation allowance.

(12)   Segment Reporting

Operating segments are defined as components of an enterprise that are evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the chief executive officer.

On December 31, 2011, the Company acquired a controlling interest in PST, see Note 3. Due to the acquisition, effective December 31, 2011, PST is now a separate reportable segment. PST’s results of operations are consolidated and included throughout the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2012, while the results of operations are included in equity in earnings of investees for the three and six months ended June 30, 2011. See Note 13 for summarized operations information of PST for the three and six months ended June 30, 2011.

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

A summary of financial information by reportable segment is as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Net Sales:
Electronics	$127,227	$124,085	$265,407	$248,902
Inter-segment sales	7,393	6,382	13,963	12,848
Electronics net sales	134,620	130,467	279,370	261,750

Control Devices	68,564	66,332	138,960	134,559
Inter-segment sales	853	961	1,978	1,934
Control Devices net sales	69,417	67,293	140,938	136,493

PST (A)	38,474	-	92,165	-
Inter-segment sales	-	-	-	-
PST net sales (A)	38,474	-	92,165	-

Eliminations	(8,246)	(7,343)	(15,941)	(14,782)
Total net sales	$234,265	$190,417	$496,532	$383,461

Income (Loss) Before Income Taxes:
Electronics	$2,354	$464	$9,044	$1,133
Control Devices	3,829	6,018	7,901	11,701
PST (A)	(8,124)	1,595	(8,456)	3,104
Other corporate activities	(259)	151	239	(517)
Corporate interest expense	(3,982)	(3,830)	(7,946)	(7,672)
Total income (loss) before income taxes	$(6,182)	$4,398	$782	$7,749

Depreciation and Amortization:
Electronics	$2,349	$2,634	$4,687	$5,096
Control Devices	2,317	2,379	4,748	4,843
PST (A)	4,124	-	8,077	-
Corporate	47	50	95	100
Total depreciation and amortization (B)	$8,837	$5,063	$17,607	$10,039

Interest Expense, net:
Electronics	$437	$433	$859	$836
Control Devices	57	26	114	47
PST (A)	686	-	1,598	-
Corporate	3,982	3,830	7,946	7,672
Total interest expense, net	$5,162	$4,289	$10,517	$8,555

Capital Expenditures:
Electronics	$1,403	$7,447	$2,952	$9,844
Control Devices	1,962	2,297	4,032	4,240
PST (A)	2,985	-	5,406	-
Corporate	1,172	31	1,980	33
Total capital expenditures	$7,522	$9,775	$14,370	$14,117

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

	June 30, 2012	December 31, 2011
Total Assets:
Electronics	$221,569	$211,790
Control Devices	108,372	98,636
PST (A)	286,338	326,910
Corporate (C)	303,333	341,602
Eliminations	(279,092)	(281,281)
Total assets	$640,520	$697,657

(A)	The acquisition of a controlling interest in PST occurred on December 31, 2011, see Note 3. PST’s results of operations are consolidated and included in the Company’s statement of operations for the three and six month periods ended June 30, 2012, while PST’s results of operations for the three and six month periods ended June 30, 2011 were included in equity earnings of investees.

(B)	These amounts represent depreciation and amortization on property, plant and equipment and certain intangible assets.

(C)	Assets located at Corporate consist primarily of cash, intercompany loan receivables and equity investments.

The following table presents net sales and non-current assets for each of the geographic areas in which the Company operates:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net Sales:
North America	$159,216	$147,608	$329,339	$300,379
South America	38,474	-	92,165	-
Europe and Other	36,575	42,809	75,028	83,082
Total net sales	$234,265	$190,417	$496,532	$383,461

	June 30, 2012	December 31, 2011

Long-term Assets:
North America	$84,477	$83,460
South America	193,002	210,028
Europe and Other	13,329	14,046
Total long-term assets	$290,808	$307,534

(13)   Investments

PST Eletrônica Ltda.

The Company has a 74% controlling interest in PST, a Brazilian electronic system provider focused on security convenience and infotainment devices and services primarily for the South American vehicle and motorcycle industries, and since the acquisition of the controlling interest on December 31, 2011 has been a consolidated subsidiary of the Company as of and for the three and six months ended June 30, 2012.

Prior to the acquisition of the controlling interest on December 31, 2011, PST was an unconsolidated joint venture accounted for under the equity method of accounting. As of December 31, 2011, PST became a consolidated subsidiary of the Company, see Note 3.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

Condensed financial information of PST is as follows:

	Three months ended	Six months ended
	June 30,	June 30,
	2011	2011

Net sales	$62,696	$115,934
Cost of goods sold	$36,743	$65,352

Total income before income taxes	$3,968	$7,900
The Company's share of income before income taxes	$1,984	$3,950

Equity in earnings of PST included in the Company’s condensed consolidated statements of operations was $1,595 and $3,104 for the three and six months ended June 30, 2011, respectively.

Minda Stoneridge Instruments Ltd.

The Minda Stoneridge Instruments Ltd. (“Minda”) joint venture at June 30, 2012 is an unconsolidated joint venture and is accounted for under the equity method of accounting. The Company has a 49% interest in Minda, a company based in India that manufactures electronics, instrumentation equipment and sensors primarily for the motorcycle and commercial vehicle markets. The Company’s investment in Minda recorded as a component of investments and other long-term assets, net on the condensed consolidated balance sheets, was $6,303 and $6,391 at June 30, 2012 and December 31, 2011, respectively. Equity in earnings of Minda included in the condensed consolidated statements of operations was $97 and $213, for the three months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, equity in earnings of Minda was $236 and $620, respectively.

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

Background

We are a global designer and manufacturer of highly engineered electrical and electronic components, modules and systems for the commercial, automotive, agricultural, motorcycle and off-highway vehicle markets.

As of December 31, 2011, we completed the acquisition of an additional 24% controlling interest in PST. As a result, we now own 74% of the outstanding equity of PST, which is a Brazil-based electronics system provider focused on security, convenience and infotainment devices and services, primarily for the automotive and motorcycle markets. In exchange for the controlling interest in PST, we paid the sellers $29.7 million in cash and issued 1.9 million Common Shares of the Company. Prior to the acquisition of the additional interest, see Note 3 to the condensed consolidated financial statements, PST was an unconsolidated joint venture accounted for under the equity method of accounting. Subsequent to the acquisition, PST is a consolidated subsidiary of the Company. Because PST controlling interest was not acquired until December 31, 2011, PST’s results of operations were not consolidated in the Company’s statement of operations for the year ended December 31, 2011 but instead were included within equity in earnings of investees.

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

PST Eletrônica Ltda. (“PST”)

This segment specializes in the design, manufacture and sale of electronic vehicle security alarms, convenience accessories, vehicle tracking devices and monitoring services and in-vehicle audio and video devices in South America. PST’s results of operations are consolidated and included in the consolidated results of operations of the Company beginning on January 1, 2012 due to the acquisition of controlling interest as of December 31, 2011.

Second Quarter Overview

We had a net loss attributable to Stoneridge, Inc. and subsidiaries of $3.6 million for the second quarter of 2012 compared to net income attributable to Stoneridge, Inc. and subsidiaries of $3.4 million for the second quarter of 2011.

The decrease in second quarter 2012 earnings compared to the second quarter of 2011 was primarily due to loss at our PST segment and a decrease in profitability of our Control Devices segment, which more than offset the increased profitability of our Electronics segment.

The loss at our PST segment for the second quarter of 2012, which had been a 50% equity method investment in 2011, was due to a combination of lower sales volume resulting from a weakened Brazilian economy, an unfavorable change in mix of products sold, purchase accounting depreciation and amortization expense of $2.8 million, business realignment charges of $1.6 million and an unfavorable foreign currency translation.

The lower profitability of our Control Devices segment was primarily due to a change in mix of products sold, which more than offset the increase in sales volume.

The increased profitability of our Electronics segment was due to an increase in sales volume, improvements in labor productivity, premium freight, operating efficiencies and a fluctuation in foreign currency exchange rates, primarily the Mexican peso.  These improvements in labor productivity and lower premium freight positively affected gross margin by $1.3 million. The net change in foreign currency exchange rates positively impacted our operating results by approximately $1.3 million during the current quarter.  We continue to execute plans including reducing direct labor headcount and overtime and developing more efficient manufacturing processes to improve our operating efficiencies.  These actions have reduced these types of costs which we expect will continue going forward.

Our second quarter 2012 net sales were positively affected by improvements in the North American automotive and agricultural vehicle markets. Production volumes in the North American automotive vehicle market increased during the second quarter of 2012 when compared to the second quarter of 2011. This automotive vehicle market production volume increase had a positive effect on our North American automotive vehicle market net sales of approximately $2.8 million, primarily within our Control Devices segment. Our 2012 second quarter net sales were further favorably affected by approximately $5.7 million, primarily within the Electronics segment, due to production volume increases within the agricultural vehicle market. The commercial vehicle market production volumes in North America improved during the second quarter of 2012 when compared to the prior year second quarter. These increases in net sales were unfavorably affected by foreign currency translation at our European Electronics operation of approximately $3.6 million during the second quarter of 2012 when compared to the second quarter of 2011.

Our selling, general and administrative expenses (“SG&A”) increased $21.7 million, or 71.7%, from $30.3 million for the second quarter of 2011 to $52.0 million for the second quarter of 2012 primarily due to the acquisition of the additional controlling interest in PST, which had SG&A expenses of $18.6 million for the second quarter of 2012 including approximately $1.1 million of purchase accounting depreciation and amortization, $0.7 million of business realignment charges. In addition, we had a reduction in customer reimbursement for product development activities.

At June 30, 2012 and December 31, 2011, we maintained a cash and cash equivalents balance of $39.2 million and $78.7 million, respectively. Our cash balance at December 31, 2011 included $19.8 million which was used to pay for a portion of the acquisition of the additional interest in PST on January 5, 2012. As discussed in Note 6 to the condensed consolidated financial statements, at June 30, 2012 and December 31, 2011, we had $25.0 million and $38.0 million, respectively, in borrowings outstanding on our asset-based credit facility (the “credit facility”). At June 30, 2012 and December 31, 2011, we had undrawn borrowing capacity of $63.3 million and $29.5 million, respectively.

Outlook

The improvement in the North American automotive vehicle market had a favorable effect on our Control Devices segment’s results. North American automotive vehicle production was 13.1 million units for 2011. For 2012, this production volume is forecasted to be in the range of 14.5 million to 15.0 million units. If this forecasted increase in production volume occurs, it will favorably affect our Control Devices segment.

The North American commercial vehicle market has experienced a slight improvement, but is expected to have continued weakness through 2012. The forecasted continued weakness in the commercial vehicle market combined with a continuation of lower expected sales to a significant customer in that market may negatively affect our Electronics segment. If actual production is lower than forecasted, it will negatively affect our Electronics segment.

Our North American automotive vehicle market has also experienced improvement in 2012. If the increase in forecasted production volume occurs, it will favorably affect our Electronics and Control Devices segments.

The lower volumes experienced in our European automotive vehicle market during the first half of 2012 are expected to continue for the second half. If this forecasted continued lower production volumes occurs, it will negatively affect our European Electronics segment.

Agricultural vehicle production increased for the second quarter of 2012 when compared to the second quarter of 2011, which favorably affected both our Electronics and Control Devices segments. We believe that this market will continue to improve during the remainder of 2012.

Our PST segment revenues are now expected to be in the range of $195.0 million to $214.0 million in 2012. This lower revenue range is due to the weakening of the Brazilian economy and an unfavorable foreign currency translation resulting from the depreciation of the Brazilian real against the U.S. dollar.

Our future results could be unfavorably affected by increased commodity prices, specifically copper. Copper prices fluctuated during 2011 and have continued to fluctuate in 2012.  We entered into fixed price commodity contracts for a portion of our 2012 copper purchases and have a portion of our 2012 sales subject to copper surcharge billings which will mitigate some of the increase in our raw material costs. Our 2012 results could also be unfavorably affected by unfavorable foreign currency exchange rates. We have significant foreign denominated transaction exposure in certain locations, especially in Mexico, Sweden and Brazil. We have entered into foreign currency forward contracts to reduce our exposure related to the Mexican peso.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

					Dollar
					increase /
Three months ended June 30	2012		2011		(decrease)

Net sales	$234,265	100.0%	$190,417	100.0%	$43,848

Costs and expenses:
Cost of goods sold	180,606	77.1	152,699	80.2	27,907
Selling, general and administrative	52,042	22.2	30,305	15.9	21,737

Operating income	1,617	0.7	7,413	3.9	(5,796)

Interest expense, net	5,162	2.2	4,289	2.3	873
Equity in earnings of investees	(97)	-	(1,808)	(0.9)	1,711
Other expense, net	2,734	1.2	534	0.3	2,200

Income (loss) before income taxes	(6,182)	(2.7)	4,398	2.3	(10,580)

Provision (benefit) for income taxes	(884)	(0.4)	1,158	0.6	(2,042)

Net income (loss)	(5,298)	(2.3)	3,240	1.7	(8,538)

Net loss attributable to noncontrolling interest	(1,740)	(0.7)	(124)	-	(1,616)

Net income (loss) attributable to Stoneridge, Inc. and subsidiaries	$(3,558)	(1.6)%	$3,364	1.7%	$(6,922)

Net Sales. Net sales for our reportable segments, excluding inter-segment sales, are summarized in the following table (in thousands):

					Dollar	Percent
Three months ended June 30	2012		2011		increase	increase

Electronics	$127,227	54.3%	$124,085	65.2%	$3,142	2.5%
Control Devices	68,564	29.3	66,332	34.8	2,232	3.4%
PST	38,474	16.4	-	-	38,474	NM
Total net sales	$234,265	100.0%	$190,417	100.0%	$43,848	23.0%

NM – not meaningful

Our Electronics segment sales were positively affected by increased volume in our served markets by approximately $4.1 million as well as new business for the second quarter of 2012 when compared to the prior year second quarter.  The increase in net sales for our Electronics segment was primarily due to production volume increases in the agricultural vehicle market of $5.5 million during the second quarter of 2012 when compared to the prior year second quarter. Net sales within our Electronics segment were also favorably affected by volume increases for our European commercial vehicle products. Commercial vehicle market production volumes in Europe increased during the second quarter of 2012 when compared to the prior year second quarter.  The increase in European commercial vehicle production positively affected net sales in our Electronics segment for the second quarter of 2012.  The Electronics segment increase in net sales volume was partially offset by lower European automotive vehicle sales and an unfavorable foreign currency translation of approximately $3.6 million for the second quarter of 2012 when compared to the second quarter of 2011.

Our Control Devices segment sales were positively affected by increased volume in our served markets by approximately $3.6 million for the second quarter of 2012 when compared to the prior year second quarter. The increase in net sales for our Control Devices segment was primarily attributable to production volume increases at our major customers in the North American automotive vehicle market, which increased during the second quarter of 2012 when compared to the second quarter of 2011. Volume increases within the automotive vehicle market of our Control Devices segment increased net sales for the second quarter of 2012 by approximately $2.8 million, when compared to the prior year second quarter. In addition, our Control Devices net sales were approximately $0.7 million higher for the second quarter of 2012, when compared to the second quarter of 2011 as a result of production volume increases within the commercial vehicle market.

Our PST segment had revenue of $38.5 million for the second quarter of 2012. PST revenues were negatively impacted by a weakened Brazilian economy and an unfavorable foreign currency translation.

Net sales by geographic location are summarized in the following table (in thousands):

					Dollar	Percent increase /
Three months ended June 30	2012		2011		increase	(decrease)
North America	$159,216	68.0%	$147,608	77.5%	$11,608	7.9%
South America	38,474	16.4	-	-	38,474	NM
Europe and Other	36,575	15.6	42,809	22.5	(6,234)	(14.6)%
Total net sales	$234,265	100.0%	$190,417	100.0%	$43,848	23.0%

The North American geographic location consists of the results of our operations in the United States and Mexico.

The increase in North American net sales was primarily attributable to increased sales volume in our North American agricultural, automotive and commercial vehicle markets. These increased volume levels had a positive effect on our net sales for the second quarter of 2012 of $5.7 million, $2.8 million and $0.6 million for our North American agricultural, automotive and commercial vehicle markets, respectively.

Our net sales in South America were due to the acquisition of a controlling interest in PST such that PST’s revenues are consolidated for the second quarter of 2012.

Our decrease in net sales in Europe and Other was primarily due to decreased sales volume of European automotive vehicle market products and an unfavorable foreign currency translation of approximately $3.5 million.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased by $27.9 million primarily due to the acquisition of the additional controlling interest in PST, which had cost of goods sold of $24.8 million for second quarter of 2012 including purchase accounting inventory costs of $1.7 million and business realignment charges of $0.6 million, with the majority of the remaining increase attributable to the increase in sales in both our Electronics and Control Devices segments.

Our gross margin increased 3.1% for the second quarter of 2012 compared to 19.8% for the second quarter of 2011 primarily due to a higher gross margin of our newly consolidated PST segment which had a gross margin of 35.5%, improvements in labor productivity, a favorable fluctuation in foreign currency exchange rates, primarily the Mexican peso related to our North American operations, and lower overhead costs.

Our Electronics segment gross margin improved due to improvements in labor productivity, lower premium freight, a favorable fluctuation in foreign currency exchange rates, primarily the Mexican peso, and lower overhead costs. The improvement in labor productivity and premium freight positively affected gross margin by $1.3 million. The change in foreign exchange rates positively impacted our results by approximately $1.3 million during the current quarter.

Our Control Devices segment gross margin declined as it was negatively impacted by a change in mix of products sold during the current quarter.

Selling, General and Administrative Expenses. SG&A expenses increased by $21.7 million for the second quarter of 2012 primarily due to the consolidation of the operations of PST which had SG&A expenses of $18.6 million including purchase accounting depreciation and amortization of $1.1 million and business realignment charges of $0.7 million. Product development expenses included within SG&A increased by $5.2 million to $12.5 million for the second quarter of 2012 from $7.3 million for the second quarter of 2011 primarily due to PST’s product development expenses which were $2.5 million for the second quarter of 2012. The majority of the remaining increase relates to reduced customer reimbursement for product development activities.

Interest Expense, net. Interest expense, net increased by $0.9 million during the second quarter of 2012 when compared to the same period in 2011 primarily due to additional interest of PST, which was $0.7 million for the second quarter of 2012 and a higher asset-based credit facility outstanding balance.

Equity in Earnings of Investees. Equity earnings of investees decreased by $1.7 million which was due to the acquisition of the additional controlling interest in PST as of December 31, 2011. Prior to the acquisition, PST was an unconsolidated joint venture accounted for under the equity method of accounting. As of and for the three months ended June 30, 2012, PST is a consolidated subsidiary of the Company. Equity earnings for PST were $1.6 million for the three months ended June 30, 2011. Equity earnings for Minda decreased from $0.2 million for the second quarter of 2011 to $0.1 million for the second quarter of 2012.

Other Expense, net. Other expense, net was $2.7 million expense for the three months ended June 30, 2012 compared to $0.5 million for the second quarter of 2011. We record certain foreign currency transaction and forward currency hedge contract gains and losses as a component of other expense, net on the condensed consolidated statement of operations. Our results for the three months ended June 30, 2012 were unfavorably affected due to the volatility in certain foreign exchange rates between periods compared to the second quarter of 2011. The majority of the increase relates to the foreign currency loss related to the translation of PST’s U.S. dollar denominated debt resulting from an unfavorable change in exchange rates in the second quarter of 2012.

Income (Loss) Before Income Taxes. Income (loss) before income taxes is summarized in the following table by reportable segment (in thousands).

			Dollar	Percent
			increase /	increase /
Three months ended June 30	2012	2011	(decrease)	(decrease)

Electronics	$2,354	$464	$1,890	407.3%
Control Devices	3,829	6,018	(2,189)	(36.4)%
PST	(8,124)	1,595	(9,719)	(609.3)%
Other corporate activities	(259)	151	(410)	(271.5)%
Corporate interest expense	(3,982)	(3,830)	(152)	(4.0)%
Income (loss) before income taxes	$(6,182)	$4,398	$(10,580)	(240.6)%

The increase in income before taxes in the Electronics reportable segment was primarily due to increased sales volume in the second quarter of 2012 when compared to the second quarter of 2011. Production volume increases favorably affected our net sales within the Electronics segment by approximately $4.1 million for the second quarter of 2012 when compared to the prior year second quarter. Also, our Electronics reportable segment was positively affected by improvements in labor productivity, premium freight, a fluctuation in foreign currency exchange rates, primarily the Mexican peso. The improvement in labor productivity and premium freight that positively affected our results totaled $1.3 million. The change in foreign exchange rates positively impacted our results by approximately $1.3 million during the current quarter. Our Electronics segment was negatively impacted by higher product development costs of $1.5 million primarily due to reduced customer reimbursement.

The decrease in income before income taxes in our Control Devices segment during the second quarter of 2012 was due to a change in mix of products sold and reduced customer reimbursement for product development activities which more than offset the increase in sales.

The loss at our PST segment was primarily due to lower sales volume as a result of a weakened Brazilian economy, an unfavorable change in mix of products sold, depreciation and amortization expense related to purchase accounting adjustments for inventory, property, plant and equipment and intangible assets of $2.8 million, business realignment charges of $1.3 million and an unfavorable change in foreign currency translation.

The decrease in income before income taxes from Other corporate activities was primarily the result of losses on foreign currency.

Income (loss) before income taxes by geographic location is summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Three months ended June 30	2012		2011		(decrease)	(decrease)

North America	$2,338	(37.8)%	$515	11.7%	$1,823	354.4%
South America	(8,124)	131.4	1,595	36.3	(9,719)	(609.5)%
Europe and Other	(396)	6.4	2,288	52.0	(2,685)	(117.3)%
Income (loss) before income taxes	$(6,182)	100.0%	$4,398	100.0%	$(10,581)	(240.6)%

North American income before income taxes includes interest expense, net of approximately $3.9 million and $3.7 million for the quarters ended June, 2012 and 2011, respectively.

Our North American results improved, primarily as a result of increased sales volume in the North American agriculture, automotive and commercial vehicle markets and lower operating costs related to improvements in labor productivity and premium freight during the second quarter of 2012 as compared to 2011. The improvements were partially offset by an unfavorable change in mix of products sold.

The decrease in profitability within our South American results was primarily due to lower sales volume as a result of a weakened Brazilian economy, an unfavorable change in mix of products sold, depreciation and amortization expense related to purchase accounting adjustments for inventory, property, plant and equipment and intangible assets of $2.8 million, business realignment charges of $1.3 million and an unfavorable change in foreign currency translation.

Our European and Other results declined due to a combination of decreased sales volume of European automotive vehicle market products and an unfavorable change in foreign currency translation in the current period.

Provision (Benefit) for Income Taxes. We recognized an income tax (benefit) expense of ($0.9) million and $1.2 million for federal, state and foreign income taxes for the second quarter of 2012 and 2011, respectively, primarily due to a loss before taxes in the current period compared to income for the same quarter of 2011. The decrease in the effective tax rate from 26.3% for the second quarter of 2011 to (14.3)% for the second quarter of 2012 was attributable to the negative impact of recognizing a tax benefit for the PST loss at a tax vote significantly lower than the U.S. statutory tax vote.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

					Dollar
					increase/
Six months ended june 30	2012		2011		(decrease)

Net sales	$496,532	100.0%	$383,461	100.0%	$113,071

Costs and Expenses:
Cost of goods sold	377,735	76.1	306,453	79.9	71,282
Selling, general and administrative	105,331	21.2	62,895	16.4	42,436

Operating Income	13,466	2.7	14,113	3.7	(647)

Interest expense, net	10,517	2.1	8,555	2.2	1,962
Equity in earnings of investees	(236)	(0.1)	(3,724)	(1.0)	3,488
Other expense, net	2,403	0.5	1,533	0.4	870

Income before income taxes	782	0.2	7,749	2.1	(6,967)

Provision for income taxes	334	0.1	1,835	0.5	(1,501)

Net income	448	0.1	5,914	1.6	(5,466)

Net loss attributable to noncontrolling interest	(1,873)	(0.4)	(339)	-	(1,534)

Net income attributable to Stoneridge, Inc. and subsidiaries	$2,321	0.5%	$6,253	1.6%	$(3,932)

Net Sales. Net sales for our reportable segments, excluding inter-segment sales are summarized in the following table (in thousands):

					Dollar	Percent
Six months ended June 30	2012		2011		increase	increase

Electronics	$265,407	53.4%	$248,902	64.9%	$16,505	6.6%
Control Devices	138,960	28.0	134,559	35.1	4,401	3.3%
PST	92,165	18.6	-	-	92,165	NM
Total net sales	$496,532	100.0%	$383,461	100.0%	$113,071	29.5%

Our Electronics segment sales were positively affected by increased volume in our served markets by approximately $14.7 million as well as new business for the first half of 2012 when compared to the prior year.  The increase in net sales for our Electronics segment was primarily due to volume increases for our North American commercial vehicle products. Commercial vehicle market production volumes in North America increased during the first half of 2012 when compared to the prior year.  The increase in North American commercial vehicle production positively affected net sales in our Electronics segment for the first half of 2012 by approximately $6.5 million.  Net sales within our Electronics segment were also favorably affected by approximately $11.3 million as a result of production volume increases in the agricultural vehicle market during the first half of 2012 when compared to the prior year. The Electronics segment increase in net sales was partially offset by lower European automotive vehicle sales and an unfavorable foreign currency translation of approximately $5.0 million for the first half of 2012 when compared to the first half of 2011.

Our Control Devices segment sales were positively affected by increased volume in our served markets by approximately $8.3 million for the first half of 2012 when compared to the prior year. The increase in net sales for our Control Devices segment was primarily attributable to production volume increases at our major customers in the North American automotive vehicle market, which increased during the first half of 2012 when compared to the first half of 2011. Volume increases within the automotive vehicle market of our Control Devices segment increased net sales for the first six months of 2012 by approximately $6.1 million, when compared to the prior year first half. In addition, our Control Devices net sales were approximately $1.4 million and $0.2 million higher for the first half of 2012, when compared to 2011 as a result of production volume increases within the commercial and agricultural vehicle markets, respectively.

Our PST segment had revenue of $92.2 million for the first half of 2012. PST revenues were negatively impacted by a weakened Brazilian economy and an unfavorable foreign currency translation.

Net sales by geographic location are summarized in the following table (in thousands):

					Dollar	Percent increase /
Six months ended June 30	2012		2011		increase	(decrease)
North America	$329,339	66.3%	$300,379	78.3%	$28,960	9.6%
South America	92,165	18.6	-	-	92,165	NM
Europe and Other	75,028	15.1	83,082	21.7	(8,054)	(9.7)%
Total net sales	$496,532	100.0%	$383,461	100.0%	$113,071	29.5%

The increase in North American net sales was primarily attributable to increased sales volume in our North American agricultural, commercial and automotive vehicle markets. These increased volume levels had a positive effect on our net sales for the first half of 2012 of $11.9 million, $7.7 million and $6.2 million for our North American agricultural, commercial and automotive vehicle markets, respectively. Our net sales in South America were due to the acquisition of a controlling interest in PST such that PST’s revenues are consolidated for the first half of 2012. Our decrease in net sales in Europe and Other was primarily due to decreased sales volume of European automotive vehicle market products and unfavorable foreign currency translation of approximately $4.9 million for the first half of 2012.

Cost of Goods Sold. Cost of goods sold increased by $71.3 million primarily due to the acquisition of the additional controlling interest in PST, which had cost of goods sold of $57.8 million for the first half of 2012 including purchase accounting inventory costs of $3.9 million and business realignment charges of $0.7 million, with the majority of the remaining increase attributable to an increase in sales volume, improved productivity and favorable changes to foreign exchange and commodity rates in our Electronics segment, partially offset by an unfavorable change in mix of products sold in our Control Devices segment.

Our gross margin increased by 3.8% to 23.9% for the first half of 2012 compared to 20.1% for the first half of 2011 primarily due to a higher gross margin of our newly consolidated PST segment, which had a gross margin of 37.2%, improvements in labor productivity, favorable fluctuations in foreign currency exchange rates, primarily the Mexican peso, in our North American opeartions and lower overhead costs.

Our Electronics segment gross margin for the first half of 2012 improved compared to the prior year and was positively affected by improvements in labor productivity, lower premium freight, favorable fluctuations in foreign currency exchange rates and certain commodity prices, primarily the Mexican peso and copper, and lower overhead costs. The improvement in labor productivity and premium freight that positively affected gross margin totaled $6.4 million. The decreases in foreign exchange and commodity rates positively impacted our results by approximately $1.7 million and $1.1 million, respectively, during the current period.

Our Control Devices segment gross margin declined as it was negatively impacted by a change in mix of products sold during the first half of 2012.

Selling, General and Administrative Expenses. SG&A expenses increased by $42.4 million for the first half of 2012 primarily due to the consolidation of the operations of PST which had SG&A expenses of $39.0 million including purchase accounting depreciation and amortization of $2.1 million and business realignment charges of $0.9 million. Product development expenses included within SG&A increased by $7.6 million to $24.7 million for the first half of 2012 from $17.0 million for the first half of 2011 primarily due to PST’s product development expenses which were $4.9 million for the first half of 2012. The majority of the remaining increase relates to reduced customer reimbursement for product development activities.

Interest Expense, net. Interest expense, net increased by $2.0 million during the first half of 2012 when compared to the same period in the prior year primarily due to the additional interest of PST, which was $1.6 million for the first half of 2012, and a higher asset-based credit facility outstanding balance.

Equity in Earnings of Investees. Equity earnings of investees decreased by $3.5 million which was due to the acquisition of the additional controlling interest in PST as of December 31, 2011. Prior to the acquisition, PST was an unconsolidated joint venture accounted for under the equity method of accounting. As of and for the six months ended June 30, 2012, PST is a consolidated subsidiary of the Company. Equity earnings for PST were $3.1 million for the six months ended June 30, 2011. Equity earnings for Minda decreased from $0.6 million for the first half of 2011 to $0.2 million for the first half of 2012.

Other Expense, net. Other expense, net was $2.4 million for the first half of 2012 compared to $1.5 million for the first half of 2011. We record certain foreign currency transaction and forward currency hedge contract gains and losses as a component of other expense, net on the condensed consolidated statement of operations. Our results for the half ended June 30, 2012 were unfavorably affected due to the volatility in certain foreign exchange rates between periods compared to the first half of 2011. The majority of the increase in other expense, net relates to the foreign currency loss related to the translation of PST’s U.S. dollar denominated debt resulting from an unfavorable change in exchange rates in the first half of 2012.

Income Before Income Taxes. Income before income taxes is summarized in the following table by reportable segment (in thousands):

			Dollar	Percent
			increase /	increase /
Six months ended June 30	2012	2011	(decrease)	(decrease)

Electronics	$9,044	$1,133	$7,911	698.2%
Control Devices	7,901	11,701	(3,800)	(32.5)%
PST	(8,456)	3,104	(11,560)	(372.4)%
Other corporate activities	239	(517)	756	146.2%
Corporate interest expense	(7,946)	(7,672)	(274)	(3.6)%
Income before income taxes	$782	$7,749	$(6,967)	(89.9)%

The increase in income before taxes in the Electronics reportable segment was primarily due to a 6.6% increase in sales volume in the first half of 2012 when compared to the first half of 2011. Production volume increases favorably affected our net sales within the Electronics segment by approximately $14.7 million for the first half of 2012 when compared to the prior year. Also, our Electronics reportable segment was positively affected by improvements in labor productivity, premium freight, fluctuations in foreign currency exchange rates and certain commodity prices, primarily the Mexican peso and copper, respectively. The improvement in labor productivity and premium freight that positively affected our results for the first half of 2012 was $6.4 million. The decreases in foreign exchange rates and commodity rates positively impacted our results by approximately $1.7 million and $1.1 million, respectively. Our Electronics segment was negatively impacted by higher product development costs of $1.2 million primarily due to reduced customer reimbursement.

The decrease in income before income taxes in our Control Devices segment during the first half of 2012 when compared to the same period in the prior year was due to a change in mix of products sold and reduced customer reimbursement for product development activities, which more than offset the increase in sales.

The decrease in profitability within the PST segment was primarily due to lower sales volume as a result of a weakened Brazilian economy, an unfavorable change in mix of products sold, depreciation and amortization expense related to purchase accounting adjustments for inventory, property, plant and equipment and intangible assets of $6.0 million, business realignment charges of $1.6 million and an unfavorable change in foreign currency translation.

The increase in income before income taxes from Other corporate activities was primarily due to foreign currency gains during the first half of 2012 compared to losses in the same period in 2011 and was partially offset by lower equity earnings from Minda in comparison to the prior year period.

Income before income taxes by geographic location is summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Six months ended June 30	2012		2011		(decrease)	(decrease)

North America	$8,044	1,028.6%	$(117)	(1.5)%	$8,161	6,975.2%
South America	(8,456)	(1,081.3)	3,104	40.1	(11,560)	(372.4)%
Europe and Other	1,194	152.7	4,762	61.4	(3,568)	(74.9)%
Income before income taxes	$782	100.0%	$7,749	100.0%	$(6,967)	(89.9)%

North American income before income taxes includes interest expense, net of approximately $7.8 million and $7.9 million for the first half of June, 2012 and 2011, respectively.

Our North American results improved, primarily as a result of increased volume in the North American agriculture, commercial and automotive vehicle markets, lower operating costs related to improved labor productivity and premium freight and favorable changes in foreign currency exchange rates and commodity prices, primarily the Mexican peso and copper during the first half of 2012 as compared to 2011.

The loss at our South American operation was primarily due to lower sales volume as a result of a weakened Brazilian economy, an unfavorable change in mix of products sold, depreciation and amortization expense related to purchase accounting adjustments for inventory, property, plant and equipment and intangible assets of $6.0 million, business realignment charges of $1.6 million and an unfavorable change in foreign currency translation.

Our European and Other results declined from the same period in 2011 due to lower sales in the European automotive vehicle market and an unfavorable change in foreign currency translation in the current period.

Provision for Income Taxes. We recognized a provision for income taxes of $0.3 million and $1.8 million for federal, state and foreign income taxes for the first half of 2012 and 2011, respectively. The decrease in tax expense for the first half of 2012 compared to the same period in 2011 was primarily due to a decrease in income before income taxes. The increase in the effective tax rate to 42.7% for the six months ended June 30, 2012 compared to 23.7% for the same period for 2011 was attributable to the negative impact of recognizing a tax benefit for the PST loss at a tax rate significantly lower than the U.S. statutory tax rate. Also, we recognized a one-time tax benefit for foreign loss relief during the first half of 2011. The negative impact of the lower PST tax rate was partially offset by the improved net income before tax of the U.S. operations for which there is no income tax provision due to a full valuation allowance.

Liquidity and Capital Resources

Summary of Cash Flows (in thousands):

			Dollar
			increase /
Six months ended June 30	2012	2011	(decrease)

Net cash provided by (used for):
Operating activities	$15,316	$(23,113)	$38,429
Investing activities	(33,848)	(13,843)	(20,005)
Financing activities	(21,599)	(534)	(21,065)
Effect of exchange rate changes on cash and cash equivalents	564	1,964	(1,400)
Net change in cash and cash equivalents	$(39,567)	$(35,526)	$(4,041)

The increase in cash provided by operating activities for the first half of 2012 from the first half of 2011 was primarily due to more stabilized working capital requirements during the first half of 2012 as receivables and inventory levels have remained consistent. Our cash used in operating activities for the first half of 2011 was negatively affected by higher accounts receivable and inventory balances.  Our receivable terms and collections rates have remained consistent between periods presented.

The increase in net cash used for investing activities relates to a disbursement of $19.8 million in conjunction with the acquisition of a controlling interest in PST.

The increase in net cash used for financing activities was primarily due to payments made on the asset-based credit facility and the PST term notes.

On October 4, 2010, we issued $175.0 million of senior secured notes. These senior secured notes bear interest at an annual rate of 9.5% and mature on October 15, 2017. The senior secured notes are redeemable, at our option, beginning October 15, 2014 at 104.75%. Interest payments are payable on April 15 and October 15 of each year. The senior secured notes indenture limits our and our restricted subsidiaries’ amount of indebtedness, restricts certain payments and includes various other non-financial restrictive covenants, which to date have not been and are not expected to have an impact on our financing flexibility. The senior secured notes are guaranteed by all of our existing domestic restricted subsidiaries. All other restricted subsidiaries that guarantee any of our or our guarantors’ indebtedness will also guarantee the senior secured notes.

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

As outlined in Note 6 to our condensed consolidated financial statements, our asset-based credit facility permits borrowing up to a maximum level of $100.0 million. This facility provides us with lower borrowing rates and allows us the flexibility to refinance our outstanding debt. At June 30, 2012, we had $25.0 million in borrowings on the credit facility. The available borrowing capacity on this credit facility is based on eligible current assets, as defined. At June 30, 2012, we had undrawn borrowing capacity of $63.3 million based on eligible current assets. The credit facility does not contain financial performance covenants which would constrain our borrowing capacity. However, restrictions do include limits on capital expenditures, operating leases, dividends and investment activities in a negative covenant which limits investment activities to $15.0 million minus certain guarantees and obligations. The Company was in compliance with all covenants at June 30, 2012.

The BCS revolver permits borrowing up to a maximum level of $3.0 million. On September 30, 2011, BCS amended the Revolver to extend the maturity date to September 28, 2012 and maintained the interest rate at the prime referenced rate plus a margin of 2.0%, which is payable quarterly. The available borrowing capacity on the Revolver is based on an advanced formula, as defined. At June 30, 2012, BCS had no borrowing capacity based on the advanced formula. At June 30, 2012, BCS had approximately $1.1 million in borrowings outstanding on the Revolver, which is included on the condensed consolidated balance sheet as a component of current portion of long-term debt.  At June 30, 2012 the interest rate on the Revolver was 5.25%.  The Company is a guarantor as it relates to the Revolver.

The term loan for our Suzhou, China subsidiary is in the amount of 9.0 million Chinese yuan, which was approximately $1.4 million at June 30, 2012, and is included on the condensed consolidated balance sheet as a component of current portion long-term debt. The term loan matures on September 1, 2012. Interest is payable monthly at the one-year lending rate published by The People’s Bank of China multiplied by 127.0%. At June 30, 2012, the interest rate on the term loan was 8.33%.

PST maintains several term loans used for working capital purposes. At June 30, 2012, there was $43.7 million in borrowings outstanding on the loans.  Of the outstanding borrowings, $35.4 million is to be paid in 2012 and is included on the June 30, 2012 condensed consolidated balance sheet as a component of current portion of long-term debt.  The balance of $8.3 million is included on the June 30, 2012 condensed consolidated balance sheet as a component of long-term debt and is comprised of $1.0 million that matures in 2013, with subsequent annual maturities of approximately $1.2 million through 2019.  Depending on the specific loan, interest is payable either monthly or annually. The term loans due in the next twelve months have fixed interest rates ranging from 9.6% to 15.6%, while the long-term loans have fixed interest rates of 4.0% to 4.5%. As of June 30, 2012 and December 31, 2011, PST was in compliance with all loan covenants.

As part of our 2009 acquisition of BCS, we may be required to make additional payments to the previous owners of BCS for the 51% membership interest we purchased based on BCS achieving financial performance targets as defined by the purchase agreement.  The maximum amount of additional payments to the prior owners of BCS is $3.2 million in 2013 and is contingent upon BCS achieving profitability targets based on earnings before interest, income taxes, depreciation and amortization in 2012.  We did not record an amount related to the fair value of the estimated future additional payments to the prior owners of BCS as of June 30, 2012 on the condensed consolidated balance sheet as a liability has not been deemed probable.  The purchase agreement provides us with the option to purchase the remaining 49% interest in BCS in 2013 at a price determined in accordance with the purchase agreement.  If we do not exercise this option the minority owners of BCS have the option in 2014 to purchase our 51% interest in BCS at a price determined in accordance with the purchase agreement or to jointly market BCS for sale.

We have significant U.S. federal income tax net operating loss carryforwards and research credit carryforwards. The Internal Revenue Code of 1986, as amended, imposes an annual limitation on the ability of a corporation that undergoes an “ownership change” to use its net operating loss and carryforwards to reduce its tax liability. During the fourth quarter of 2010 we undertook a secondary offering. As a result of the secondary offering a substantial change in our ownership occurred and we experienced an ownership change pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

At June 30, 2012, we had a cash and cash equivalents balance of approximately $39.2 million, of which $9.5 million was held domestically and $29.7 million was held in foreign locations. Our cash balance was not restricted at June 30, 2012.

Seasonality

Our Electronics and Control Devices segments are not typically materially impacted by seasonality, however the demand for our PST segment consumer products are typically higher in the second half of the year, the fourth quarter in particular.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2012, an evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the PEO and PFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Reference is made to the separate, “Index to Exhibits,” filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONERIDGE, INC.

Date: August 9, 2012	/s/ John C. Corey
John C. Corey
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2012	/s/ George E. Strickler
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

