Form 10-Q
period 2012-09-30
STONERIDGE INC
filed 2012-11-09
CIK 1043337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2012

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

The number of Common Shares, without par value, outstanding as of October 26, 2012 was 27,915,465.

STONERIDGE, INC. AND SUBSIDIARIES

INDEX
		Page
PART I–FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011	2
	Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2012 and 2011	3
	Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the Three and Nine Months Ended September 30, 2012 and 2011	4
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2012 and 2011	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	34

PART II–OTHER INFORMATION

Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Mine Safety Disclosure	35
Item 5.	Other Information	35
Item 6.	Exhibits	35

Signatures		36
Index to Exhibits		37
EX – 31.1
EX – 31.2
EX – 32.1
EX – 32.2

101	XBRL Exhibits:
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(in thousands)	2012	2011

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,566	$78,731
Accounts receivable, less reserves of $2,757 and $1,485, respectively	153,107	162,354
Inventories, net	108,569	120,645
Prepaid expenses and other current assets	32,252	28,393
Total current assets	329,494	390,123

Long-term assets:
Property, plant and equipment, net	120,216	124,802
Other assets:
Intangible assets, net	90,446	102,731
Goodwill	64,462	68,808
Investments and other long-term assets, net	13,382	11,193
Total long-term assets	288,506	307,534
Total assets	$618,000	$697,657

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of debt	$28,214	$44,246
Revolving credit facilities	12,168	39,181
Accounts payable	74,782	83,859
Accrued expenses and other current liabilities	57,682	91,417
Total current liabilities	172,846	258,703

Long-term liabilities:
Long-term debt	181,914	183,711
Deferred income taxes	66,957	69,110
Other long-term liabilities	5,303	5,494
Total long-term liabilities	254,174	258,315

Shareholders' equity:
Preferred Shares, without par value, authorized 5,000 shares, none issued	-	-
Common Shares, without par value, authorized 60,000 shares, issued 28.433 and 27,097 shares and outstanding 27,915 and 26,222 shares, respectively, with no stated value	-	-
Additional paid-in capital	183,600	170,775
Common Shares held in treasury, 518 and 875 shares, respectively, at cost	(1,882)	(1,870)
Accumulated deficit	(25,523)	(28,263)
Accumulated other comprehensive loss	(9,478)	(9,615)
Total Stoneridge Inc. and subsidiaries shareholders' equity	146,717	131,027
Noncontrolling interest	44,263	49,612
Total shareholders' equity	190,980	180,639
Total liabilities and shareholders' equity	$618,000	$697,657

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2012	2011	2012	2011

Net sales	$219,256	$195,864	$715,788	$579,325

Costs and expenses:
Cost of goods sold	168,018	158,413	545,753	464,866
Selling, general and administrative	44,623	30,454	149,954	93,349

Operating income	6,615	6,997	20,081	21,110

Interest expense, net	4,878	4,247	15,395	12,802
Equity in earnings of investees	(207)	(1,353)	(443)	(5,077)
Other expense (income), net	972	(1,697)	3,375	(164)

Income before income taxes	972	5,800	1,754	13,549

Provision for income taxes	383	1,543	717	3,378

Net income	589	4,257	1,037	10,171

Net income (loss) attributable to noncontrolling interest	170	(272)	(1,703)	(611)

Net income attributable to Stoneridge, Inc.	$419	$4,529	$2,740	$10,782

Earnings per share attributable to Stoneridge, Inc.:
Basic	$0.02	$0.19	$0.10	$0.45
Diluted	$0.02	$0.18	$0.10	$0.44

Weighted average shares outstanding:
Basic	26,430	24,164	26,358	24,114
Diluted	27,144	24,589	27,009	24,574

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011

Net income	$589	$4,257	$1,037	$10,171
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,018	(7,956)	(9,327)	(3,490)
Unrealized gain on marketable securities	-	51	-	16
Unrealized gain (loss) on derivatives	3,979	(13,793)	9,464	(13,089)
Other comprehensive income (loss)	4,997	(21,698)	137	(16,563)
Consolidated comprehensive income (loss)	5,586	(17,441)	1,174	(6,392)
Comprehensive income (loss) attributable to noncontrolling interest	170	(272)	(1,703)	(611)

Comprehensive income (loss) attributable to Stoneridge, Inc.	$5,416	$(17,169)	$2,877	$(5,781)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine months ended September 30 (in thousands)	2012	2011
OPERATING ACTIVITIES:
Net income	$1,037	$10,171
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	21,632	14,689
Amortization, including accretion of debt discount	5,430	834
Deferred income taxes	(911)	1,130
Earnings of equity method investees	(443)	(5,077)
(Gain) loss on sale of fixed assets	(236)	12
Share-based compensation expense	3,583	2,950
Changes in operating assets and liabilities -
Accounts receivable, net	7,444	(27,841)
Inventories, net	8,579	(17,543)
Prepaid expenses and other	(1,106)	(3,099)
Accounts payable	(8,611)	9,228
Accrued expenses and other	3,631	(2,876)
Net cash provided by (used for) operating activities	40,029	(17,422)

INVESTING ACTIVITIES:
Capital expenditures	(20,243)	(20,718)
Proceeds from sale of fixed assets	490	5
Capital contribution from noncontrolling interest	-	396
Payment for additional interest in PST	(19,779)	-
Net cash used for investing activities	(39,532)	(20,317)

FINANCING ACTIVITIES:
Revolving credit facility borrowings	11,420	10,993
Revolving credit facility payments	(38,433)	(457)
Proceeds from issuance of other debt	21,315	1,408
Repayments of other debt	(37,973)	(919)
Other financing costs	(134)	(96)
Repurchase of Common Shares to satisfy employee tax withholding	(1,135)	(751)
Net cash (used for) provided by financing activities	(44,940)	10,178
Effect of exchange rate changes on cash and cash equivalents	1,278	(1,178)
Net change in cash and cash equivalents	(43,165)	(28,739)
Cash and cash equivalents at beginning of period	78,731	71,974
Cash and cash equivalents at end of period	$35,566	$43,235

Supplemental disclosure of non-cash financing activities:
Change in fair value of interest rate swap	$1,450	$1,983
Issuance of Common Shares for acquisition of additional PST interest	$10,197	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

(1) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Stoneridge, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission” or “SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the Commission’s rules and regulations. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year and include estimates and assumptions for which actual results could differ.

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

Inventory cost includes material, labor and overhead. Inventories consisted of the following:

	September 30,	December 31,
	2012	2011

Raw materials	$70,971	$72,308
Work-in-progress	13,884	14,722
Finished goods	23,714	33,615
Total inventories, net	$108,569	$120,645

(3) Acquisition

PST Eletrônica Ltda.

As of December 31, 2011, the Company acquired a controlling interest in PST Eletrônica Ltda. (“PST”), by increasing its interest from 50% to 74%. Prior to the acquisition of the additional interest, the PST joint venture was accounted for under the equity method of accounting. On the date of acquisition of controlling interest, PST became a consolidated subsidiary of the Company. PST’s results of operations were consolidated and included in the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2012. For the three and nine months ended September 30, 2011, PST’s results of operations and cash flows were included in the Company’s condensed consolidated statements of operations and cash flows as equity in earnings of investees. PST’s financial position is included in the condensed consolidated balance sheet at both September 30, 2012 and December 31, 2011. Effective December 31, 2011, PST became a new reportable segment of the Company.

PST specializes in the design, manufacture and sale of electronic vehicle security alarms, convenience accessories, vehicle tracking devices and monitoring services and in-vehicle audio and video devices. PST sells its products through the aftermarket distribution channel, to factory authorized dealer installers, also referred to as original equipment services, direct to Original Equipment Manufacturers (“OEMs”) and through mass merchandisers in South America.

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

The acquisition date fair value of the remaining 26% noncontrolling interest in PST was measured at $48,727 at December 31, 2011. The noncontrolling interest was recorded as a component of total shareholder’s equity on the condensed consolidated balance sheet at December 31, 2011. Noncontrolling interest in PST decreased to $43,834 at September 30, 2012 due to changes in foreign currency translation of approximately $3,647 and its proportionate share of its net loss of $1,246 for the first nine months of 2012.

The acquisition date fair value of the total consideration transferred consisted of the following:

Cash	$29,669
Common Shares (1,940,413 shares)	15,310
Fair value of consideration transferred	44,979
Fair value of the Company's previously held equity interest	104,118
Fair value of noncontrolling interest	48,727
Total fair value of PST	$197,824

Of the $44,979 consideration transferred for the additional 24% interest, $29,976 ($19,779 of cash and $10,197 of the fair value of 1,293,609 Company Common Shares) was transferred on January 5, 2012, in accordance with the terms of the purchase agreement. This amount was recorded as a liability owed to the selling shareholders and was included as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheet as of December 31, 2011.

The fair value of the Common Shares transferred was based on the closing market price of the Company’s Common Shares on the acquisition date, less a discount for a lack of short-term marketability as the Common Shares transferred were issued through a private placement.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. These values represent a revision to the initial allocation of the purchase price subject to finalization of post-closing procedures. The purchase price allocation remains preliminary pending management’s completion of the evaluation and measurement of acquired income tax attributes and contingencies.

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

During the first nine months of 2012 goodwill was increased by $524, the net result of measurement period purchase accounting adjustments to the fair value of assets acquired and liabilities assumed primarily related to changes to income tax liabilities. The Company did not retrospectively adjust the provisional assets and liabilities previously recorded in the Company’s Form 10-K as of December 31, 2011 for measurement period adjustments as they have been deemed immaterial because they do not impact reported operations or cash flows.

Goodwill is calculated as the excess of the fair value of consideration transferred over the fair market value of the identifiable assets and liabilities and represents the future economic benefits arising from other assets acquired that could not be separately recognized. The goodwill is reported in the Company’s PST segment and is not deductible for income tax purposes.

Of the $102,090 of acquired identifiable intangible assets, $51,818 was assigned to customer lists with a 15 year useful life; $31,400 was assigned to trademarks with a 20 year useful life; and $18,872 was assigned to technology with a 17 year weighted average useful life. The fair value of the identifiable intangible assets was determined using an income approach.

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

	Three months ended	Nine months ended
	September 30, 2011	September 30, 2011

Net sales	$261,784	$761,179
Net income attributable to Stoneridge, Inc.	$4,625	$9,950

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

The unaudited pro forma financial information presented in the table above has been adjusted to give effect to adjustments that are directly related to the business combination and factually supportable. These tax affected adjustments include, but are not limited to depreciation and amortization related to fair value adjustments to property, plant, and equipment, intangible assets and inventory.

(4) Financial Instruments and Fair Value Measurements

Financial Instruments

A financial instrument is cash or a contract that imposes an obligation to deliver, or conveys a right to receive cash or another financial instrument. The carrying values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. The estimated fair value of the Company’s senior secured notes with a face value of $175,000 (fixed rate debt) at September 30, 2012 and December 31, 2011 was $191,625 and $179,156, respectively, and was determined using market quotes classified as Level 1 input within the fair value hierarchy.

Derivative Instruments and Hedging Activities

On September 30, 2012, the Company had open foreign currency forward contracts, fixed price commodity contracts and an interest rate swap. These contracts are used solely for hedging and not for speculative purposes. Management believes that its use of these instruments to reduce risk is in the Company’s best interest. The counterparties to these financial instruments are financial institutions with investment grade credit ratings.

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

The Company’s foreign currency forward contracts offset some of the gains and losses on the underlying foreign currency denominated transactions as follows:

Euro-denominated and Swedish krona-denominated Foreign Currency Forward Contracts

At September 30, 2012, the Company held foreign currency forward contracts with an underlying notional amount of $17,532 to reduce the exposure related to the Company’s euro-denominated and Swedish krona-denominated intercompany loans. These contracts expire on or before November 30, 2012. Due to their short term nature, the euro-denominated and Swedish krona-denominated foreign currency forward contracts have not been designated as hedging instruments. For the three and nine months ended September 30, 2012, the Company recognized a loss of $655 and $97, respectively, related to the euro and Swedish krona-denominated contracts. For the three and nine months ended September 30, 2011, the Company recognized a gain of $2,026 and a loss of $628, respectively, related to these contracts.

Mexican peso-denominated Foreign Currency Forward Contracts – Cash Flow Hedge

The Company holds Mexican peso-denominated foreign currency contracts with notional amounts at September 30, 2012 totaling $50,250 which expire ratably on a monthly basis as follows:

$13,750 notional	Period from October 2012 through December 2012
$36,500 notional	Period from January 2013 through December 2013

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

These contracts were executed to hedge forecasted transactions and are accounted for as cash flow hedges. As such, the effective portion of the unrealized gain or loss is deferred and reported in the Company’s condensed consolidated balance sheets as a component of accumulated other comprehensive loss. The Company’s expectation is that the cash flow hedges will be highly effective in the future. The effectiveness of the transactions has been and will be measured on an ongoing basis using regression analysis and forecasted future Mexican peso purchases.

Commodity Price Risk - Cash Flow Hedge

To mitigate the risk of future price volatility and, consequently, fluctuations in gross margins, the Company entered into fixed price commodity contracts with a financial institution to fix the cost of a portion of the Company’s copper purchases as copper is a significant raw material.

The Company has fixed price commodity contracts at September 30, 2012 with an aggregate notional amount of 1,625 pounds, which expire ratably on a monthly basis over the period from October through December 2012, compared to an aggregate notional amount of 6,500 pounds at December 31, 2011. The Company also has fixed price commodity contracts at September 30, 2012 with an aggregate notional amount of 1,000 pounds which expire ratably on a monthly basis beginning in 2013.

All of these contracts represent a portion of the Company’s forecasted copper purchases. These contracts were executed to hedge a portion of forecasted transactions and the contracts are accounted for as cash flow hedges. The unrealized gain or loss for the effective portion of the hedges is deferred and reported in the Company’s condensed consolidated balance sheets as a component of accumulated other comprehensive loss while the ineffective portion is reported in the statement of operations. The effectiveness of the transactions is measured on an ongoing basis using regression analysis and forecasted future copper purchases. Based upon the results of the regression analysis, the Company has concluded that these cash flow hedges are highly effective.

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

The Swap reduced interest expense by $241 and $184 for the three months ended September 30, 2012 and 2011, respectively, and by $634 and $564 for the nine months ended September 30, 2012 and 2011, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

The notional amounts and fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

			Prepaid expenses and other
			current assets / other		Accrued expenses and other
	Notional amounts (A)		long-term assets		current liabilities
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2012	2011	2012	2011	2012	2011
Derivatives designated as hedging instruments:
Cash Flow Hedges:
Forward currency contracts	$50,250	$55,000	$1,709	$-	$-	$4,158
Fixed price commodity contracts	2,625	6,500	33	-	-	3,564

Fair Value Hedge:
Interest rate swap contract	45,000	45,000	2,528	1,078	-	-
	97,875	106,500	4,270	1,078	-	7,722

Derivatives not designated as hedging instruments:
Forward currency contracts	17,532	25,894	-	2	27	-
Total derivatives	$115,407	$132,394	$4,270	$1,080	$27	$7,722

(A) Notional amounts represent the gross contract / notional amount of the derivatives outstanding.

Amounts recorded for the cash flow hedges in other comprehensive income (loss) in shareholders’ equity and in net income for the three months ended September 30 were as follows:

			Gain (loss)	Gain (loss)
	Gain (loss)	Gain (loss)	reclassified from	reclassified from
	recorded in	recorded in	other	other
	other	other	comprehensive	comprehensive
	comprehensive	comprehensive	income into net	loss into net
	income	loss	income	income
	2012	2011	2012	2011
Derivatives designated as cash flow hedges:
Forward currency contracts	$2,301	$(7,369)	$(15)	$(981)
Fixed price commodity contracts	889	(7,468)	(774)	(63)
Total derivatives designated as cash flow hedges	$3,190	$(14,837)	$(789)	$(1,044)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

Amounts recorded for the cash flow hedges in other comprehensive income (loss) in shareholders’ equity and in net income for the nine months ended September 30 were as follows:

			Gain (loss)	Gain (loss)
	Gain (loss)	Gain (loss)	reclassified from	reclassified from
	recorded in	recorded in	other	other
	other	other	comprehensive	comprehensive
	comprehensive	comprehensive	income into net	loss into net
	income	loss	income	income
	2012	2011	2012	2011
Derivatives designated as cash flow hedges:
Forward currency contracts	$5,352	$(7,369)	$(515)	$(981)
Fixed price commodity contracts	1,731	(6,788)	(1,866)	(87)
Total derivatives designated as cash flow hedges	$7,083	$(14,157)	$(2,381)	$(1,068)

Gains and losses reclassified from comprehensive income (loss) into net income were recognized in cost of goods sold in the Company’s condensed consolidated statement of operations.

These derivatives will be reclassified from other comprehensive income (loss) to the condensed consolidated statement of operations through December 2013.  The Company has measured the ineffectiveness of the forward currency and commodity contracts and any amounts recognized in the condensed consolidated financial statements were immaterial for the three and nine months ended September 30, 2012.

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

			September 30,		December 31,
			2012		2011
			Fair value estimated using
	Fair value	Level 1 inputs (A)	Level 2 inputs (B)	Level 3 inputs (C)	Fair value

Financial assets carried at fair value:
Interest rate swap contract	$2,528	$-	$2,528	$-	$1,078
Forward currency contracts	1,709	-	1,709	-	2
Fixed price commodity contracts	33	-	33	-	-

Total financial assets carried at fair value	$4,270	$-	$4,270	$-	$1,080

Financial liabilities carried at fair value:
Forward currency contracts	$27	$-	$27	$-	$4,158
Fixed price commodity contracts	-	-	-	-	3,564

Total financial liabilities carried at fair value	$27	$-	$27	$-	$7,722

(A)	Fair values estimated using Level 1 inputs, which consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. The Company did not have any fair value estimates using Level 1 inputs at September 30, 2012 or December 31, 2011.

(B)	Fair values estimated using Level 2 inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly and include among other things, quoted prices for similar assets or liabilities in markets that are active or inactive as well as inputs other than quoted prices that are observable. For forward currency, fixed price commodity and interest rate swap contracts, inputs include foreign currency exchange rates, commodity indexes and the six-month forward LIBOR.

(C)	Fair values estimated using Level 3 inputs consist of significant unobservable inputs. The Company did not have any fair value estimates using Level 3 inputs at September 30, 2012 or December 31, 2011.

(5) Share-Based Compensation

Total compensation expense for share-based compensation arrangements recognized in the condensed consolidated statements of operations as a component of selling, general and administrative expenses was $1,122 and $703 for the three months ended September 30, 2012 and 2011, respectively. Of these amounts, $(105) and $(191) for the three months ended September 30, 2012 and 2011, respectively, were related to the reduction of the accrual for Long-Term Cash Incentive Plan Phantom Shares discussed in Note 10. For the nine months ended September 30, 2012 and 2011, total compensation expense recognized in the condensed consolidated statements of operations for share-based compensation arrangements was $3,583 and $2,950, respectively. Of these amounts, $(35) and $(28) for the nine months ended September 30, 2012 and 2011, respectively, were associated with the reduction of the accrual for the Long-Term Cash Incentive Plan Phantom Shares discussed in Note 10.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

(6) Debt

	Principal Outstanding at		Weighted Average
	September 30,	December 31,	Interest at
	2012	2011	September 30, 2012	Maturity

Revolving Credit Facilities:
Asset-based credit facility	$11,000	$38,000	1.64%	within 1 year
BCS revolver	1,168	1,181	5.75%	Sept - 2013
Total revolving credit facilities	$12,168	$39,181

Debt:
Senior secured notes, net of discount and swap fair value adjustment (A)	$174,099	$172,271	9.50%	Oct - 2017
PST short-term notes	22,584	38,296	3.65 - 4.99%	Various 2012 - 2013
PST long-term notes	11,513	15,697	4.00% - 4.50%	2013 - 2019
Suzhou note	1,432	1,430	7.50%	Aug - 2013
Other	500	263
Total	210,128	227,957
Less: current portion	(28,214)	(44,246)
Total long-term debt	$181,914	$183,711

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

The available borrowing capacity on the Credit Facility is based on eligible current assets, as defined. At September 30, 2012 and December 31, 2011, the Company had undrawn borrowing capacity of approximately $71,051 and $29,540, respectively, based on eligible current assets. The Credit Facility does not contain financial performance covenants which would constrain the Company’s borrowing capacity. However, restrictions do include limits on capital expenditures, operating leases, dividends and investment activities in a negative covenant which limits investment activities to $15,000 minus certain guarantees and obligations.

On March 8, 2012, the Company received a waiver and amendment to extend the delivery date of certain documents required for the Company’s acquisition of an additional interest in PST. The Company was in compliance with all Credit Facility covenants at September 30, 2012 and December 31, 2011 other than the aforementioned matter which was subsequently waived.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

On October 13, 2009, the Company’s majority owned consolidated subsidiary, Bolton Conductive Systems, LLC (“BCS”), entered into a master revolving note (the “BCS Revolver”), subject to an annual renewal, which permits borrowing up to a maximum level of $3,000. In September 2012, the BCS Revolver was extended through September 2013. The available borrowing capacity on the Revolver is based on an advance formula, as defined. At September 30, 2012 and December 31, 2011, BCS did not have any remaining borrowing capacity based on the advance formula. Interest is payable monthly at the prime referenced rate plus a 2.5% margin. The Company is a guarantor of BCS as it relates to the BCS Revolver.

The revolving credit facilities are included as a component of current liabilities on the condensed consolidated balance sheets as they are expected to be repaid over the next twelve months.

Debt

On October 4, 2010, the Company issued $175,000 of senior secured notes which were included as a component of long-term debt on the condensed consolidated balance sheets. The senior secured notes were issued at a 2.5% discount to the initial purchasers for which the remaining balance at September 30, 2012 and December 31, 2011 was $3,429 and $3,807, respectively. The senior secured notes are redeemable in full, at the Company’s option, beginning October 15, 2014 at 104.75%. Interest payments are payable on April 15 and October 15 of each year. The senior secured notes indenture limits the amount of the Company and its restricted subsidiaries’ indebtedness, restricts certain payments and includes various other non-financial restrictive covenants. The Company was in compliance with all covenants at September 30, 2012 and December 31, 2011. The senior secured notes are guaranteed by all of the Company’s existing domestic restricted subsidiaries. All other restricted subsidiaries that guarantee any indebtedness of the Company or the guarantors will also guarantee the senior secured notes.

PST maintains several term notes used for working capital purposes. The short-term and long-term notes have fixed interest rates.  The noncurrent portion of the PST long-term notes is $7,654 and is comprised of $313 that matures in 2013, with subsequent annual maturities of approximately $1,223 through 2019.  Depending on the specific note, interest is payable either monthly or annually. As of September 30, 2012 and December 31, 2011, PST was in compliance with all loan covenants.

On September 2, 2011, the Company’s wholly-owned subsidiary located in Suzhou, China entered into a term loan for 9,000 Chinese yuan which matured in August 2012. On August 29, 2012, the subsidiary entered into a new term loan for 9,000 Chinese yuan (the “Suzhou note”) which was $1,432 at September 30, 2012 and is included on the condensed consolidated balance sheet as a component of current portion of long-term debt. Interest is payable quarterly at the one-year lending rate published by The People’s Bank of China multiplied by 125.0%.

(7) Net Income Per Share

Basic net income per share was computed by dividing net income by the weighted average number of Common Shares outstanding for each respective period. Diluted net income per share was calculated by dividing net income by the weighted average of all potentially dilutive Common Shares that were outstanding during the periods presented. Actual weighted average Common Shares outstanding used in calculating basic and diluted net income per share were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011

Basic weighted average shares outstanding	26,430,300	24,163,568	26,358,285	24,114,246
Effect of dilutive shares	713,517	425,325	651,184	460,234
Diluted weighted average shares outstanding	27,143,817	24,588,893	27,009,469	24,574,480

Options not included in the computation of diluted net income per share to purchase 64,000 and 50,000 Common Shares at an average price of $12.05 and $15.73 per share were outstanding at September 30, 2012 and 2011, respectively. These outstanding options were not included in the computation of diluted net income per share because either their respective exercise prices were greater than the average closing market price of Company Common Shares or their effect was anti-dilutive.

There were 635,850 and 419,100 performance-based restricted Common Shares outstanding at September 30, 2012 and 2011, respectively. Substantially all of these shares were not included in the computation of diluted net income per share because vesting conditions have not and are not expected to be achieved as of September 30, 2012 and 2011. These shares may or may not become dilutive based on the Company’s ability to meet or exceed future earnings performance targets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

(8) Restructuring and Business Realignment Charges

On October 29, 2007, the Company announced restructuring initiatives to improve manufacturing efficiency and cost position by ceasing manufacturing operations at its Sarasota, Florida (Control Devices reportable segment) and Mitcheldean, United Kingdom (Electronics reportable segment) locations. During 2008 and 2009, in response to the depressed conditions in the North American and European commercial and automotive vehicle markets, the Company continued and expanded the restructuring initiatives in the Control Devices and Electronics reportable segments. While the initiatives were completed in 2009 in regards to the Control Devices reportable segment, in 2010 the Company continued restructuring initiatives within the Electronics reportable segment and recorded amounts related to its cancelled property lease in Mitcheldean, United Kingdom. During the third quarter of 2012, the Company finalized a settlement agreement to modify the terms of and the obligation associated with the property consistent with previous estimates.

In connection with the Electronics segment restructuring initiative, the Company recorded restructuring charges during the three months ended September 30, 2012 and 2011 of $90 and $0, respectively, as part of selling, general and administrative expense. For the nine months ended September 30, 2012 and 2011, the Company recorded $160 and $0, respectively, related to this restructuring initiative. At September 30, 2012 and December 31, 2011, the only remaining restructuring related accrual relates to the cancelled property lease in Mitcheldean, United Kingdom, for which the Company has accrued $756 and $1,920, respectively, on the condensed consolidated balance sheets of which $411 and $467, respectively, is a component of other long-term liabilities. The decrease in the accrual was due to the payment made in conjunction with the settlement agreement.

In response to a change in customer demand, the PST segment incurred business realignment charges of $0 and $1,646 for the three and nine months ended September 30, 2012, respectively, of which $0 and $729, respectively, was recorded in cost of goods sold with the remainder recorded in selling, general and administrative expenses. The charges consist primarily of severance costs related to workforce reductions.

(9) Commitments and Contingencies

In the ordinary course of business, the Company is subject to various claims and legal proceedings, workers’ compensation and product liability disputes. The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse affect on the results of operations, cash flows or the financial position of the Company.

As a result of environmental studies performed at the Company’s former facility located in Sarasota, Florida, the Company became aware of soil and groundwater contamination at the Company site. The Company engaged an environmental engineering consultant to assess the level of contamination and to develop a remediation and monitoring plan for the site. Soil remediation at the site was completed during the year ended December 31, 2010. Ground water remediation at the site is expected to begin during the third quarter of 2013, upon approval of a remedial action plan. During the three and nine months ended September 30, 2012 and 2011, environmental remediation costs incurred were immaterial. At September 30, 2012 and December 31, 2011, the Company had accrued an undiscounted liability of $1,921 related to future remediation. The liability is recorded as a component of other long-term liabilities on the condensed consolidated balance sheets. A majority of the costs associated with the recorded liability will be incurred at the start of the groundwater remediation, with the balance relating to monitoring costs to be incurred over multiple years. The recorded liability is based on assumptions of the current site assessment report. In December 2011, the Company sold the Sarasota facility and related property. However, the liability to remediate the site contamination remains the responsibility of the Company. Due to the ongoing site remediation, the closing terms of the sale agreement included a requirement for the Company to maintain a $2,000 letter of credit for the benefit of the buyer.

In addition, PST has civil, labor and tributary contingencies for which the likelihood of loss is deemed to be reasonably possible, but not probable, by its legal advisors, and, therefore, no accrual was recorded. Such contingencies amount to $13,915 at September 30, 2012.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

Product Warranty and Recall

Amounts accrued for product warranty and recall claims are established based on the Company’s best estimate of the amounts necessary to settle existing and future claims on products sold as of the balance sheet dates. These accruals are based on several factors including past experience, production changes, industry developments and various other considerations. The Company can provide no assurances that it will not experience material claims in the future or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued or beyond what the Company may recover from its suppliers. The current portion of product warranty and recall is included as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets. Product warranty and recall includes $169 and $175 of a long-term liability at September 30, 2012 and December 31, 2011, respectively, which is included as a component of other long-term liabilities on the condensed consolidated balance sheets.

The following provides a reconciliation of the changes in product warranty and recall liability:

Nine months ended September 30	2012	2011

Product warranty and recall at beginning of period	$5,301	$3,831
Accruals for products shipped during period	1,501	1,354
Aggregate changes in pre-existing liabilities due to claim developments	693	(181)
Settlements made during the period (in cash or in kind)	(1,661)	(1,943)
Product warranty and recall at end of period	$5,834	$3,061

(10) Employee Benefit Plans

Long-Term Cash Incentive Plan

In March 2009, the Company adopted the Stoneridge, Inc. Long-Term Cash Incentive Plan (“LTCIP”) and granted awards to certain officers and key employees. For 2009, the awards under the LTCIP provided recipients with the right to receive cash three years from the date of grant depending on the Company’s actual earnings per share performance for a performance period comprised of 2009, 2010 and 2011 fiscal years. The Company recorded an accrual for an award to be paid in the period earned based on anticipated achievement of the performance goal. If the participant voluntarily terminated employment or is discharged for cause, as defined in the LTCIP, the award will be forfeited. In May 2009, the LTCIP was approved by the Company’s shareholders. As of December 31, 2011, the Company recorded a liability of $2,173, which is included on the condensed consolidated balance sheet as a component of accrued expenses and other current liabilities. In March 2012, the 2009 awards were paid based on achievement of the performance goal. As such, no liability remains at September 30, 2012.

For 2010, the awards under the LTCIP provided recipients with the right to receive an amount of cash equal to the fair market value of a specified number of Common Shares, without par value, of the Company (“Phantom Shares”) three years from the date of grant depending on the Company’s actual earnings per share performance for each fiscal year of 2010, 2011 and 2012 within the performance period. The Company recorded an accrual based on the fair market value of the Phantom Shares for an award to be paid in the period earned based on anticipated achievement of the performance goals. If the participant voluntarily terminates employment or is discharged for cause, as defined in the LTCIP, the award will be forfeited. The Company has recorded a liability of $524 and $559 for these awards granted under the LTCIP at September 30, 2012 and December 31, 2011, respectively, which is included on the condensed consolidated balance sheet as a component of other long-term liabilities.

There were no awards granted under the LTCIP during the nine months ended September 30, 2012.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

(11) Income Taxes

The Company adjusts its effective tax rate each quarter based on the estimated annual effective tax rate, as required. The Company also records the tax impact of certain discrete, unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur. In addition, jurisdictions with a projected loss for the year where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.

The Company recognized tax expense of $383 and $1,543 for federal, state and foreign income taxes for the three months ended September 30, 2012 and 2011, respectively. The increase in the effective tax rate to 39.4% for the three months ended September 30, 2012 compared to 26.6% for the same period for 2011 was attributable to three matters in 2012; a decline in U.S. earnings for which there is no income tax impact due to the full valuation allowance, the impact of PST’s purchase accounting amortization and a discrete item related to the change in the U.K. statutory tax rate.

The Company recognized tax expense of $717 and $3,378 for federal, state and foreign income taxes for the nine months ended September 30, 2012 and 2011, respectively. The increase in the effective tax rate to 40.9% for the nine months ended September 30, 2012 compared to 24.9% for the same period for 2011 was attributable primarily to three matters in 2012; a decline in U.S. earnings for which there is no income tax impact due to the full valuation allowance, the impact of PST’s purchase accounting depreciation and amortization and a discrete item related to the change in the U.K. statutory tax rate in the third quarter of 2012. Also, during the same period for 2011 we recognized a one-time tax benefit for foreign loss relief which lowered the Company’s tax rate.

(12) Segment Reporting

Operating segments are defined as components of an enterprise that are evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the chief executive officer.

On December 31, 2011, the Company acquired a controlling interest in PST, see Note 3. Due to the acquisition, effective December 31, 2011, PST is a separate reportable segment. PST’s results of operations and cash flows were consolidated and included in the Company’s condensed consolidated statement of operations and cash flows for the three and nine months ended September 30, 2012, while the results of operations and cash flows and were included in equity in earnings of investees for the three and nine months ended September 30, 2011. See Note 13 for summarized operations information of PST for the three and nine months ended September 30, 2011.

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

A summary of financial information by reportable segment is as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011

Net Sales:
Electronics	$110,679	$132,841	$376,086	$381,743
Inter-segment sales	5,583	5,535	19,546	18,383
Electronics net sales	116,262	138,376	395,632	400,126

Control Devices	64,803	63,023	203,763	197,582
Inter-segment sales	1,252	807	3,230	2,741
Control Devices net sales	66,055	63,830	206,993	200,323

PST (A)	43,774	-	135,939	-
Inter-segment sales	-	-	-	-
PST net sales (A)	43,774	-	135,939	-

Eliminations	(6,835)	(6,342)	(22,776)	(21,124)
Total net sales	$219,256	$195,864	$715,788	$579,325

Income Before Income Taxes:
Electronics	$287	$3,728	$9,331	$4,861
Control Devices	2,779	3,171	10,680	14,872
PST - consolidated (A)	1,109	-	(7,347)	-
PST - equity in earnings of investee(A)	-	964	-	4,068
Other corporate activities	715	1,698	954	1,181
Corporate interest expense	(3,918)	(3,761)	(11,864)	(11,433)
Total income before income taxes	$972	$5,800	$1,754	$13,549

Depreciation and Amortization:
Electronics	$2,393	$2,290	$7,080	$7,386
Control Devices	2,375	2,488	7,123	7,331
PST (A)	3,983	-	12,060	-
Corporate	46	50	141	150
Total depreciation and amortization (B)	$8,797	$4,828	$26,404	$14,867

Interest Expense, net:
Electronics	$389	$446	$1,248	$1,282
Control Devices	55	40	169	87
PST (A)	516	-	2,114	-
Corporate	3,918	3,761	11,864	11,433
Total interest expense, net	$4,878	$4,247	$15,395	$12,802

Capital Expenditures:
Electronics	$1,279	$3,255	$4,231	$13,099
Control Devices	2,164	3,345	6,196	7,585
PST (A)	2,203	-	7,609	-
Corporate	227	1	2,207	34
Total capital expenditures	$5,873	$6,601	$20,243	$20,718

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

	September 30,	December 31,
	2012	2011

Total Assets:
Electronics	$203,536	$211,790
Control Devices	107,074	98,636
PST	275,854	326,910
Corporate (C)	300,237	341,602
Eliminations	(268,701)	(281,281)
Total assets	$618,000	$697,657

(A)	The acquisition of a controlling interest in PST occurred on December 31, 2011, see Note 3. PST’s results of operations were consolidated and included in the Company’s statement of operations for the three and nine month periods ended September 30, 2012, while PST’s results of operations for the three and nine month periods ended September 30, 2011 were included in equity earnings of investees.

(B)	These amounts represent depreciation and amortization on property, plant and equipment and certain intangible assets.

(C)	Assets located at Corporate consist primarily of cash, intercompany loan receivables and equity investments.

The following table presents net sales and non-current assets for each of the geographic areas in which the Company operates:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Net Sales:
North America	$141,932	$154,671	$471,270	$455,050
South America	43,774	-	135,939	-
Europe and Other	33,550	41,193	108,579	124,275
Total net sales	$219,256	$195,864	$715,788	$579,325

	September 30,	December 31,
	2012	2011

Long-Term Assets:
North America	$84,862	$83,460
South America	190,043	210,028
Europe and Other	13,601	14,046
Total long-term assets	$288,506	$307,534

(13) Investments

PST Eletrônica Ltda.

The Company has a 74% controlling interest in PST, a Brazilian electronic system provider focused on security convenience and infotainment devices and services primarily for the South American vehicle and motorcycle industries, and since the acquisition of the controlling interest on December 31, 2011 has been a consolidated subsidiary of the Company as of and for the three and nine months ended September 30, 2012. Prior to the acquisition of the controlling interest on December 31, 2011, PST was an unconsolidated joint venture accounted for under the equity method of accounting.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

Condensed financial information of PST is as follows:

	Three months ended	Nine months ended
	September 30, 2011	September 30, 2011

Net sales	$65,638	$181,854
Cost of goods sold	$37,965	$103,466
Total income before income taxes	$2,245	$10,175
Stoneridge, Inc.'s share of income before income taxes	$1,123	$5,087

Equity in earnings of PST included in the Company’s condensed consolidated statements of operations was $964 and $4,068 for the three and nine months ended September 30, 2011, respectively.

Minda Stoneridge Instruments Ltd.

The Minda Stoneridge Instruments Ltd. (“Minda”) joint venture at September 30, 2012 is an unconsolidated joint venture and is accounted for under the equity method of accounting. The Company has a 49% interest in Minda, a company based in India that manufactures electronics, instrumentation equipment and sensors primarily for the motorcycle and commercial vehicle markets. The Company’s investment in Minda recorded as a component of investments and other long-term assets, net on the condensed consolidated balance sheets, was $6,777 and $6,391 at September 30, 2012 and December 31, 2011, respectively. Equity in earnings of Minda included in the condensed consolidated statements of operations was $207 and $389, for the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, equity in earnings of Minda was $443 and $1,009, respectively.

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

In June 2011, the FASB issued changes to the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. In addition, no changes were made to the calculation and presentation of earnings per share. These changes became effective for the Company on January 1, 2012. The Company has elected to report total comprehensive income using a separate-statement approach. Other than the change in presentation, these changes did not have an impact on the Company’s results of operations, financial position or liquidity.

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

In July 2012, amended accounting guidance was issued that simplifies how an entity tests indefinite-lived intangible assets for impairment. The amended guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity will no longer be required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amended guidance is effective for interim and annual indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We do not expect the adoption of this amended accounting guidance to have a material impact on our results of operations, financial position or liquidity.

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

Because a controlling interest in PST was not acquired until the close of business on December 31, 2011, the results for the three and nine months ended September 30, 2011 were accounted for as an unconsolidated joint venture under the equity method of accounting such that our 50% portion of PST’s after-tax earnings were included all within equity in earnings of investees in the statement of operations. See Note 3 to the condensed consolidated financial statements for additional details.

PST’s results for the three and nine months ended September 30, 2012 were consolidated such that 100% of PST’s operations are included in each line from sales through net income in the Company’s statement of operations with the 26% noncontrolling interest presented in the net income (loss) attributable to noncontrolling interest line and used to compute our portion of PST’s net income (loss). Due to the acquisition of controlling interest the Company fair valued the assets and liabilities of PST as of December 31, 2011, the depreciation and amortization associated with these purchase accounting adjustments related to inventory, property, plant and equipment and finite lived intangibles have been included in the statement of operations for the three and nine months ended September 30, 2012.

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

PST

This segment specializes in the design, manufacture and sale of electronic vehicle security alarms, convenience accessories, in-vehicle audio and video devices and vehicle tracking devices and monitoring services in South America. As noted above, PST’s results of operations were consolidated and included in the consolidated results of operations of the Company beginning on January 1, 2012 due to the acquisition of controlling interest as of December 31, 2011.

Third Quarter Overview

Net income attributable to Stoneridge, Inc. was $0.4 million, or $0.02 per diluted share for the third quarter of 2012 compared to $4.5 million or $0.18 per diluted share for the third quarter of 2011.

The decrease in third quarter 2012 earnings compared to the third quarter of 2011 was primarily due to a decrease in profitability of our Electronics segment resulting from lower commercial vehicle sales volume, which was partially offset by lower labor and overhead costs as well as lower net product development expenses within selling, general and administrative expenses (“SG&A”).

Our third quarter 2012 net sales were negatively affected by a decline in the North American commercial vehicle sales volume which decreased by $17.9 million during the third quarter of 2012 when compared to the third quarter of 2011 primarily related to a significant customer in that market. Offsetting the commercial vehicle market decline, our 2012 third quarter net sales increased by approximately $3.8 million from production volume increases within the agricultural vehicle market of our Electronics segment. Also, production volume increases in the automotive vehicle market had a positive effect on our North American automotive vehicle market net sales of approximately $1.3 million, within our Control Devices segment. Net sales were also unfavorably affected by foreign currency translation at our European Electronics operation of approximately $1.0 million during the third quarter of 2012 when compared to the third quarter of 2011.

Our SG&A expenses increased $14.2 million, or 46.5%, from $30.5 million for the third quarter of 2011 to $44.6 million for the third quarter of 2012. The increase was primarily due to the consolidation of PST’s operations resulting from the acquisition of the additional controlling interest in PST, which had SG&A expenses of $15.5 million for the third quarter of 2012 including approximately $1.4 million of purchase accounting amortization, and was partially offset by lower SG&A expenses at both our Electronics and Control Devices segments, primarily related to lower net product development costs.

At September 30, 2012 and December 31, 2011, we maintained a cash and cash equivalents balance of $35.6 million and $78.7 million, respectively. Our cash balance at December 31, 2011 included $19.8 million which was used to pay for a portion of the acquisition of the additional interest in PST on January 5, 2012. As discussed in Note 6 to the condensed consolidated financial statements, at September 30, 2012 and December 31, 2011, we had $11.0 million and $38.0 million, respectively, in borrowings outstanding on our asset-based credit facility (the “Credit Facility”). At September 30, 2012 and December 31, 2011, we had undrawn borrowing capacity of $71.1 million and $29.5 million, respectively.

Outlook

The North American commercial vehicle market weakened during the first nine months of 2012. The forecasted continued weakness in the commercial vehicle market combined with a continuation of lower expected sales to a significant customer in that market may negatively affect our Electronics segment. The lower volumes experienced in our North American and European commercial vehicle markets during the first nine months of 2012 are expected to continue throughout the remainder of the year. If actual production is lower than forecasted, it will negatively affect our Electronics segment.

The improvement in the North American automotive vehicle market had a favorable effect on our Control Devices segment’s results. North American automotive vehicle production was 13.1 million units for 2011. For 2012, this production volume is forecasted to be in the range of 14.8 million to 15.0 million units. If this forecasted increase in production volume occurs, it will favorably affect our Control Devices segment.

Agricultural vehicle sales increased for the third quarter of 2012 when compared to the third quarter of 2011, which favorably affected our Electronics segment. We believe that this market will continue to improve during the remainder of 2012.

Our PST segment revenues are now expected to be in the range of $185.0 million to $197.0 million in 2012, which are lower than previously forecasted, due to a weakened Brazilian economy and an unfavorable foreign currency translation resulting from the depreciation of the Brazilian real against the U.S. dollar.

Due to the competitive nature of the markets we serve, in the ordinary course of business we face pricing pressures from our customers. In response to these pricing pressures we have been able to effectively manage our production costs by the combination of lowering certain costs and limiting the increase of others, the net impact of which has not been material. However, if we are unable to effectively manage production costs in the future to mitigate future pricing pressures, our results of operations may be adversely affected.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

					Dollar
					increase /
Three months ended September 30	2012		2011		(decrease)

Net sales	$219,256	100.0%	$195,864	100.0%	$23,392

Costs and expenses:
Cost of goods sold	168,018	76.6	158,413	80.9	9,605
Selling, general and administrative	44,623	20.4	30,454	15.5	14,169

Operating income	6,615	3.0	6,997	3.6	(382)

Interest expense, net	4,878	2.2	4,247	2.2	631
Equity in earnings of investees	(207)	(0.1)	(1,353)	(0.7)	1,146
Other expense (income), net	972	0.4	(1,697)	(0.9)	2,669

Income before income taxes	972	0.5	5,800	3.0	(4,828)

Provision for income taxes	383	0.2	1,543	0.8	(1,160)

Net income	589	0.3	4,257	2.2	(3,668)

Net income (loss) attributable to noncontrolling interest	170	0.1	(272)	(0.1)	442

Net income attributable to Stoneridge, Inc.	$419	0.2%	$4,529	2.3%	$(4,110)

Net Sales. Net sales for our reportable segments, excluding inter-segment sales, are summarized in the following table (in thousands):

					Dollar	Percent
Three months ended September 30	2012		2011		increase	increase

Electronics	$110,679	50.4%	$132,841	67.8%	$(22,162)	(16.7)%
Control Devices	64,803	29.6	63,023	32.2	1,780	2.8%
PST	43,774	20.0	-	-	43,774	NM
Total net sales	$219,256	100.0%	$195,864	100.0%	$23,392	11.9%

NM – not meaningful

Our Electronics segment sales were negatively affected by decreased volume of approximately $20.3 million and an unfavorable foreign currency translation of approximately $1.0 million when compared to the third quarter of 2011. The decrease in net sales for our Electronics segment was due to volume decreases in the commercial market of $22.0 million, primarily related to a significant customer in the North American commercial vehicle market during the third quarter of 2012 when compared to the prior year third quarter. Also, the Electronics segment had a volume decrease of $2.2 million in the European automotive market. These were partially offset by a favorable volume increase of $3.7 million for our agricultural products in North America.

Our Control Devices segment sales increased primarily due to a $1.6 million increase in sales to customers in the North American automotive vehicle market when compared to the third quarter of 2011.

Our PST segment had sales of $43.8 million for the third quarter of 2012. PST sales were negatively impacted by a weakened Brazilian economy and an unfavorable foreign currency translation.

Net sales by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
Three months ended September 30	2012		2011		increase	increase

North America	$141,932	64.7%	$154,671	79.0%	$(12,739)	(8.2)%
South America	43,774	20.0	-	-	43,774	NM
Europe and Other	33,550	15.3	41,193	21.0	(7,643)	(18.6)%
Total net sales	$219,256	100.0%	$195,864	100.0%	$23,392	11.9%

The North American geographic location consists of the results of our operations in the United States and Mexico.

The decrease in North American net sales was primarily attributable to decreased sales volume in our North American commercial vehicle market of $17.9 million. Offsetting this decreased volume were increased sales volume in our North American agricultural and automotive vehicle markets of $3.7 million and $1.3 million, respectively.

Our net sales in South America relate to the acquisition of a controlling interest in PST such that PST’s sales were consolidated for the third quarter of 2012.

Our decrease in net sales in Europe and Other was primarily due to decreased sales volume of both European commercial and automotive vehicle market products and an unfavorable foreign currency translation of approximately $1.0 million.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased by $9.6 million primarily due to the acquisition of the additional controlling interest in PST, which had cost of goods sold of $26.1 million. This was offset by lower cost of sales in our Electronics segment as a result of lower sales volume and lower labor and overhead costs.

Our gross margin increased 4.3% to 23.4% for the third quarter of 2012 compared to 19.1% for the third quarter of 2011 primarily due to the consolidation of PST in our 2012 results, which had a gross margin of 40.5% and lower labor and overhead costs.

Our Electronics segment gross margin decreased primarily due to lower sales, which were partially offset by lower labor and overhead costs.

Our Control Devices segment gross margin declined due to a change in mix of products sold during the current quarter.

Selling, General and Administrative Expenses. SG&A expenses increased by $14.2 million for the third quarter of 2012 primarily due to the consolidation of PST in our 2012 results which had SG&A expenses of $15.5 million including purchase accounting amortization of $1.4 million, which was partially offset by lower SG&A expenses in the Electronics and Control Devices segments. Product development expenses included within SG&A also increased by $0.2 million to $10.0 million for the third quarter of 2012 from $9.8 million for the third quarter of 2011 primarily due to PST’s product development expenses which were $1.8 million for the third quarter of 2012, substantially offset by lower European Electronics net product development expenses.

Interest Expense, net. Interest expense, net increased by $0.6 million during the third quarter of 2012 when compared to the same period in 2011 primarily due to interest on PST’s debt, which was $0.5 million for the third quarter of 2012.

Equity in Earnings of Investees. Equity earnings of investees decreased by $1.1 million which was due to the acquisition of the additional controlling interest in PST as of December 31, 2011. Prior to the acquisition, PST was an unconsolidated joint venture accounted for under the equity method of accounting. As of and for the three months ended September 30, 2012, PST is a consolidated subsidiary of the Company. Equity earnings for PST were $1.0 million for the three months ended September 30, 2011. Equity earnings for Minda decreased by $0.2 million to $0.2 million for the third quarter of 2012 from $0.4 million for the third quarter of 2011.

Other Expense (Income), net. Other expense (income), net was $1.0 million expense for the three months ended September 30, 2012 compared to $1.7 million income for the third quarter of 2011. We record certain foreign currency transaction and forward currency hedge contract gains and losses as a component of other expense (income), net on the condensed consolidated statement of operations. Our results for the three months ended September 30, 2012 were unfavorably affected by the the volatility in certain foreign exchange rates, primarily the Mexican peso, between periods compared to the third quarter of 2011.

Income Before Income Taxes. Income before income taxes is summarized in the following table by reportable segment (in thousands).

			Dollar	Percent
			increase /	increase /
Three months ended September 30	2012	2011	(decrease)	(decrease)

Electronics	$287	$3,728	$(3,441)	(92.3)%
Control Devices	2,779	3,171	(392)	(12.4)%
PST – consolidated	1,109	-	1,109	NM
PST - equity in earnings of investee	-	964	(964)	NM
Other corporate activities	715	1,698	(983)	(57.9)%
Corporate interest expense	(3,918)	(3,761)	(157)	(4.2)%
Income before income taxes	$972	$5,800	$(4,828)	(83.2)%

The decrease in income before taxes in the Electronics reportable segment was primarily due to decreased sales volume in the third quarter of 2012 when compared to the third quarter of 2011, partially offset by lower labor and overhead costs as well as lower SG&A expenses.

The decrease in income before income taxes in our Control Devices segment during the third quarter of 2012 was due to a change in mix of products sold, which more than offset the increase in sales and lower SG&A expenses.

Income before income taxes at PST for the three months ended September 30, 2012 incorporates 100% of PST’s pre-tax earnings which includes amortization of purchase accounting adjustments related to property and equipment and finite lived intangibles of $1.4 million. PST’s performance was negatively impacted by lower sales as a result of a weakened Brazilian economy and an unfavorable change in foreign currency translation, while benefiting from lower operating costs associated with the business realignment initiative that occurred in the second quarter of 2012.

Income before income taxes at PST for the three months ended September 30, 2011 includes only our 50% portion of PST’s after-tax earnings.

The decrease in income before income taxes from Other corporate activities was primarily the result of losses on foreign currency and lower equity earnings from our Minda joint venture in comparison to the prior year quarter.

Income before income taxes by geographic location is summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Three months ended September 30	2012		2011		(decrease)	(decrease)

North America	$(1,057)	(108.7)%	$2,943	50.8%	$(4,000)	(135.9)%
South America	1,110	114.2	964	16.6	146	15.1%
Europe and Other	919	94.5	1,893	32.6	(974)	(51.5)%
Income before income taxes	$972	100.0%	$5,800	100.0%	$(4,828)	(83.2)%

North American income before income taxes includes interest expense, net of approximately $3.9 million and $3.7 million for the quarters ended September, 2012 and 2011, respectively.

Our North American results declined, primarily due to lower volume of net sales of products in the commercial vehicle market compared to the prior year third quarter.

Our South American results are composed entirely of our PST segment. Our South American results include all of PST’s pre-tax earnings for the third quarter of 2012 while only 50% of PST’s after-tax earnings are included for the third quarter of 2011 as PST was consolidated in the current period versus being an equity method investment in 2011.

Our European and Other results declined due to decreased sales volume of European commercial and automotive vehicle market products and an unfavorable change in foreign currency translation in the current period, which more than offset lower SG&A expenses, primarily lower net product development costs.

Provision for Income Taxes. We recognized income tax expense of $0.4 million and $1.5 million for federal, state and foreign income taxes for the third quarter of 2012 and 2011, respectively. The increase in the effective tax rate from 26.6% for the third quarter of 2011 to 39.4% for the third quarter of 2012 was attributable to a decline in U.S. earnings for which there is no income tax benefit due to the full valuation allowance, the impact of PST’s purchase accounting amortization and a discrete item related to the change in the U.K. statutory tax rate.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

					Dollar
					increase /
Nine months ended September 30	2012		2011		(decrease)

Net sales	$715,788	100.0%	$579,325	100.0%	$136,463

Costs and expenses:
Cost of goods sold	545,753	76.2	464,866	80.2	80,887
Selling, general and administrative	149,954	20.9	93,349	16.1	56,605

Operating Income	20,081	2.9	21,110	3.7	(1,029)

Interest expense, net	15,395	2.2	12,802	2.2	2,593
Equity in earnings of investees	(443)	(0.1)	(5,077)	(0.9)	4,634
Other expense (income), net	3,375	0.5	(164)	-	3,539

Income before income taxes	1,754	0.3	13,549	2.4	(11,795)

Provision for income taxes	717	0.1	3,378	0.6	(2,661)

Net income	1,037	0.2	10,171	1.8	(9,134)

Net loss attributable to noncontrolling interest	(1,703)	(0.2)	(611)	(0.1)	(1,092)

Net income attributable to Stoneridge, Inc.	$2,740	0.4%	$10,782	1.9%	$(8,042)

Net Sales. Net sales for our reportable segments, excluding inter-segment sales are summarized in the following table (in thousands):

					Dollar	Percent
Nine months ended September 30	2012		2011		increase	increase

Electronics	$376,086	52.5%	$381,743	65.9%	$(5,657)	(1.5)%
Control Devices	203,763	28.5	197,582	34.1	6,181	3.1%
PST	135,939	19.0	-	-	135,939	NM
Total net sales	$715,788	100.0%	$579,325	100.0%	$136,463	23.6%

Our Electronics segment sales were negatively affected primarily by unfavorable foreign currency translation of approximately $6.0 million related to our European operations for the first nine months of 2012 when compared to the first nine months of 2011. The Electronics segment volume increases in the North American agricultural vehicle market were substantially offset by decreases related to our commercial vehicle and European automotive products.

Our Control Devices segment sales were positively affected by increased volume in our served markets by approximately $4.2 million for the first nine months of 2012 when compared to the prior year, primarily attributable to production volume increases of approximately $1.7 million in the North American automotive vehicle market and $2.4 million within the commercial vehicle market.

Our PST segment had revenue of $135.9 million for the first nine months of 2012. PST revenues were negatively impacted by a weakened Brazilian economy and an unfavorable foreign currency translation.

Net sales by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
Nine months ended September 30	2012		2011		increase	increase

North America	$471,270	65.8%	$455,050	78.5%	$16,220	3.6%
South America	135,939	19.0	-	-	135,939	NM
Europe and Other	108,579	15.2	124,275	21.5	(15,696)	(12.6)%
Total net sales	$715,788	100.0%	$579,325	100.0%	$136,463	23.6%

The increase in North American net sales for the first nine months of 2012 was primarily attributable to increased sales volume in our North American agricultural vehicle market of $20.2 million, partially offset by lower commercial vehicle sales volume of $6.7 million primarily related to a significant customer. Our net sales in South America were due to the acquisition of a controlling interest in PST such that PST’s revenues were consolidated for the first nine months of 2012. Our decrease in net sales in Europe and Other was primarily due to decreased sales volume of European automotive and commercial vehicle market products and unfavorable foreign currency translation of approximately $6.0 million for the first nine months of 2012.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased by $80.9 million primarily due to the acquisition of the additional controlling interest in PST, which had cost of goods sold of $83.9 million for the first nine months of 2012 including purchase accounting inventory costs of $3.2 million and business realignment charges of $0.7 million. Cost of goods sold was favorably impacted by improved productivity, lower overhead costs and favorable changes to foreign exchange rates and commodity prices in our Electronics segment, partially offset by an unfavorable change in mix of products sold in our Control Devices segment.

Our gross margin increased by 4.0% to 23.8% for the first nine months of 2012 compared to 19.8% for the first nine months of 2011 primarily due to the consolidation of PST in our 2012 results, which had a gross margin of 38.3%, improvements in labor productivity, lower overhead resulting from lower premium freight costs and favorable fluctuations in foreign currency exchange rates, primarily the Mexican peso, in our North American operations.

Our Electronics segment gross margin for the first nine months of 2012 improved despite lower sales due to improvements in labor productivity, lower overhead primarily related to lower premium freight and favorable fluctuations in foreign currency exchange rates and certain commodity prices, primarily the Mexican peso and copper. The improvement in labor productivity and premium freight that positively affected gross margin totaled $7.1 million. The decreases in foreign exchange and commodity rates positively impacted our results by approximately $2.0 million and $0.9 million, respectively, during the current period.

Our Control Devices segment gross margin declined despite higher sales primarily due to an unfavorable change in mix of products sold during the first nine months of 2012.

Selling, General and Administrative Expenses. SG&A expenses increased by $56.6 million for the first nine months of 2012 primarily due to the consolidation of PST in our 2012 results which had SG&A expenses of $54.5 million including purchase accounting amortization of $4.6 million and business realignment charges of $0.9 million. Product development expenses included within SG&A increased by $7.9 million to $34.7 million for the first nine months of 2012 from $26.8 million for the first nine months of 2011 primarily due to PST’s product development expenses which were $6.7 million for the first nine months of 2012. The majority of the remaining increase in SG&A relates to higher net product development activities.

Interest Expense, net. Interest expense, net increased by $2.6 million during the first nine months of 2012 when compared to the same period in the prior year primarily due to interest on PST’s debt, which was $2.1 million for the first nine months of 2012, and a higher Credit Facility average outstanding balance.

Equity in Earnings of Investees. Equity earnings of investees decreased by $4.6 million which was due to the acquisition of the additional controlling interest in PST as of December 31, 2011. Prior to the acquisition, PST was an unconsolidated joint venture accounted for under the equity method of accounting. As of and for the nine months ended September 30, 2012, PST is a consolidated subsidiary of the Company. Equity earnings for PST were $4.1 million for the nine months ended September 30, 2011. Equity earnings for Minda decreased by $0.6 million to $0.4 million for the first nine months of 2012 from $1.0 million for the first nine months of 2011.

Other Expense (Income), net. Other expense (income), net was $3.4 million expense for the first nine months of 2012 compared to $0.2 million income for the first nine months of 2011. We record certain foreign currency transaction and forward currency hedge contract gains and losses as a component of other expense (income), net on the condensed consolidated statement of operations. Our results for the nine months ended September 30, 2012 were unfavorably affected due to the volatility in certain foreign exchange rates between periods compared to the first nine months of 2011. The majority of the increase in other expense (income), net relates to the foreign currency translation losses, specifically PST’s U.S. dollar denominated debt in the first nine months of 2012.

Income Before Income Taxes. Income before income taxes is summarized in the following table by reportable segment (in thousands):

			Dollar	Percent
			increase /	increase /
Nine months ended September 30	2012	2011	(decrease)	(decrease)
Electronics	$9,331	$4,861	$4,470	92.0%
Control Devices	10,680	14,872	(4,192)	(28.2)%
PST - consolidated	(7,347)	-	(7,347)	NM
PST - equity in earnings of investee	-	4,068	(4,068)	NM
Other corporate activities	954	1,181	(227)	(19.2)%
Corporate interest expense	(11,864)	(11,433)	(431)	(3.8)%
Income before income taxes	$1,754	$13,549	$(11,795)	(87.1)%

The increase in income before taxes in the Electronics reportable segment was due to improvements in labor productivity, lower overhead including lower premium freight, favorable fluctuations in foreign currency exchange rates and certain commodity prices, primarily the Mexican peso and copper, respectively, which more than offset the decrease in sales. The improvement in labor productivity and premium freight that positively affected our results for the first nine months of 2012 was $7.1 million. The decreases in foreign exchange rates and certain commodity prices positively impacted our results by approximately $2.0 million and $0.9 million, respectively. Our Electronics segment sales were negatively impacted primarily by an unfavorable foreign currency translation related to our European operations.

The decrease in income before income taxes in our Control Devices segment during the first nine months of 2012 when compared to the same period in the prior year was due to a change in mix of products sold, which more than offset the increase in sales.

Income before income taxes at PST for the nine months ended September 30, 2012 incorporates 100% of PST’s pre-tax earnings which includes depreciation and amortization of the purchase accounting adjustments related to inventory, property and equipment and finite lived intangibles of $7.7 million and business realignment charges of $1.6 million. PST’s performance was negatively impacted by lower sales as a result of a weakened Brazilian economy, an unfavorable mix of products sold and an unfavorable change in foreign currency translation, while benefiting from lower operating costs associated with the business realignment initiative that occurred in the second quarter of 2012.

Income before income taxes at PST for the nine months ended September 30, 2011 includes only our 50% portion of PST’s after-tax earnings.

The decrease in income before income taxes from Other corporate activities was primarily due to lower equity earnings from our Minda joint venture and higher losses on foreign currency which were substantially offset by lower incentive compensation expenses in comparison to the prior year period.

Income before income taxes by geographic location is summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Nine months ended September 30	2012		2011		(decrease)	(decrease)

North America	$6,988	398.4%	$2,826	20.9%	$4,162	(147.3)%
South America	(7,347)	(418.9)	4,068	30.0	(11,415)	(280.6)%
Europe and Other	2,113	120.5	6,655	49.1	(4,542)	(68.2)%
Income before income taxes	$1,754	100.0%	$13,549	100.0%	$(11,795)	(87.1)%

North American income before income taxes includes interest expense, net of approximately $11.7 million and $11.6 million for the first nine months of 2012 and 2011, respectively.

Our North American results improved as a result of increased volume in the North American agricultural vehicle market, lower operating costs related to improved labor productivity, lower overhead including lower premium freight and favorable changes in foreign currency exchange rates and commodity prices, primarily the Mexican peso and copper, during the first nine months of 2012 as compared to 2011.

Our South American results are composed entirely of our PST segment. Our South American results include all of PST’s pre-tax earnings for the first nine months of 2012 while only 50% of PST’s after-tax earnings are included for the first nine months of 2011 as PST was consolidated in the current period versus being an equity method investment in 2011.

Our European and Other results declined from the same period in 2011 due to lower sales in the European automotive and commercial vehicle markets and an unfavorable change in foreign currency translation in the current period.

Provision for Income Taxes. We recognized tax expense of $0.7 million and $3.4 million for federal, state and foreign income taxes for the first nine months of 2012 and 2011, respectively. The decrease in tax expense for the first nine months of 2012 compared to the same period in 2011 was primarily due to the impact of purchase accounting associated with the acquisition of controlling interest in PST. The increase in the effective tax rate to 40.9% for the nine months ended September 30, 2012 compared to 24.9% for the same period for 2011 was attributable to a decline in U.S. earnings for which there is no income tax expense due to the full valuation allowance, the impact of the PST purchase accounting depreciation and amortization as well as the impact of a discrete item related to the change in the U.K. statutory tax rate in the third quarter of 2012. Also, during the same period for 2011 we recognized a one-time tax benefit of $1.2 million for foreign loss relief which lowered the Company’s tax rate for the prior year.

Liquidity and Capital Resources

Summary of Cash Flows (in thousands):

			Dollar
			increase /
Nine months ended September 30	2012	2011	(decrease)

Net cash provided by (used for):
Operating activities	$40,029	$(17,422)	$57,451
Investing activities	(39,532)	(20,317)	(19,215)
Financing activities	(44,940)	10,178	(55,118)
Effect of exchange rate changes on cash and cash equivalents	1,278	(1,178)	2,456
Net change in cash and cash equivalents	$(43,165)	$(28,739)	$(14,426)

The increase in cash provided by operating activities for the first nine months of 2012 from the first nine months of 2011 was primarily due to more stabilized working capital requirements during the first nine months of 2012 as receivables and inventory levels have declined slightly during the first nine months of 2012 compared to increasing significantly for the same period in 2011. Our cash used in operating activities for the first nine months of 2011 was negatively affected by higher accounts receivable and inventory balances.  Our receivable terms and collections rates have remained consistent between periods presented.

The increase in net cash used for investing activities relates to a disbursement of $19.8 million in conjunction with the acquisition of a controlling interest in PST.

The increase in net cash used for financing activities was primarily due to payments made on the Credit Facility and the PST term notes.

On October 4, 2010, we issued $175.0 million of senior secured notes. These senior secured notes bear interest at an annual rate of 9.5% and mature on October 15, 2017. The senior secured notes are redeemable, at our option, beginning October 15, 2014 at 104.75%. Interest payments are payable on April 15 and October 15 of each year. The senior secured notes indenture limits our restricted subsidiaries’ amount of indebtedness, restricts certain payments and includes various other non-financial restrictive covenants, which to date have not been and are not expected to have an impact on our financing flexibility. The senior secured notes are guaranteed by all of our existing domestic restricted subsidiaries. All other restricted subsidiaries that guarantee any of our or our guarantors’ indebtedness will also guarantee the senior secured notes.

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

As outlined in Note 6 to our condensed consolidated financial statements, our Credit Facility permits borrowing up to a maximum level of $100.0 million. This facility provides us with lower borrowing rates and allows us the flexibility to refinance other outstanding debt. During the first nine months of 2012 we made payments totaling $27.0 million on the Credit Facility. At September 30, 2012, $11.0 million remains outstanding. The available borrowing capacity on this Credit Facility is based on eligible current assets, as defined. At September 30, 2012, we had undrawn borrowing capacity of $71.1 million based on eligible current assets. The Credit Facility does not contain financial performance covenants which would constrain our borrowing capacity. However, restrictions do include limits on capital expenditures, operating leases, dividends and investment activities in a negative covenant which limits investment activities to $15.0 million minus certain guarantees and obligations. The Company was in compliance with all covenants at September 30, 2012. The covenants included in our Credit Facility to date have not been and are not expected to have an impact on our financing flexibility.

The BCS Revolver permits borrowing up to a maximum level of $3.0 million. On September 28, 2012, BCS amended the Revolver to extend the maturity date to September 27, 2013 and maintained the interest rate at the prime referenced rate plus a margin of 2.5%, which is payable quarterly. The available borrowing capacity on the BCS Revolver is based on an advanced formula, as defined. At September 30, 2012, BCS had no borrowing capacity based on the advanced formula. At September 30, 2012, BCS had approximately $1.2 million in borrowings outstanding on the BCS Revolver, which is included on the condensed consolidated balance sheet as a component of current portion of long-term debt.  At September 30, 2012 the interest rate on the BCS Revolver was 5.75%.  The Company is a guarantor as it relates to the Revolver.

The term loan for our Suzhou, China subsidiary is in the amount of 9.0 million Chinese yuan, which was approximately $1.4 million at September 30, 2012, and is included on the condensed consolidated balance sheet as a component of current portion long-term debt. The term loan matures in August 2013. Interest is payable monthly at the one-year lending rate published by The People’s Bank of China multiplied by 125.0%. At September 30, 2012, the interest rate on the term loan was 7.5%.

PST maintains several term loans used for working capital purposes. During the first nine months of 2012 we reduced outstanding borrowings by $19.9 million. At September 30, 2012, there was $34.1 million remaining in borrowings outstanding on these loans.  Of the outstanding borrowings, $26.4 million is to be paid in 2012 and is included on the September 30, 2012 condensed consolidated balance sheet as a component of current portion of long-term debt.  The balance of $7.7 million is included on the September 30, 2012 condensed consolidated balance sheet as a component of long-term debt and is comprised of $0.3 million that matures in 2013, with subsequent annual maturities of approximately $1.2 million through 2019.  Depending on the specific loan, interest is payable either monthly or annually. The term loans due in the next twelve months have fixed interest rates ranging from 3.74% to 4.98%, while the long-term loans have fixed interest rates of 4.0% to 4.5%. As of September 30, 2012 and December 31, 2011, PST was in compliance with all loan covenants.

Although the Company’s notes and credit facilities contain various covenants, the violation of which would limit or preclude their use or accelerate the maturity, the Company has not experienced and does not expect these covenants to restrict our financing flexibility. The Company has been and expects to continue to remain in compliance with these covenants during the term of the notes and credit facilities.

As part of our 2009 acquisition of BCS, we may be required to make additional payments to the previous owners of BCS for the 51% membership interest we purchased based on BCS achieving financial performance targets as defined by the purchase agreement.  The maximum amount of additional payments to the prior owners of BCS is $3.2 million in 2013 and is contingent upon BCS achieving profitability targets based on earnings before interest, income taxes, depreciation and amortization in 2012.  We did not record an amount related to the fair value of the estimated future additional payments to the prior owners of BCS as of September 30, 2012 on the condensed consolidated balance sheet as a liability has not been deemed probable.  The purchase agreement provides us with the option to purchase the remaining 49% interest in BCS in 2013 at a price determined in accordance with the purchase agreement.  If we do not exercise this option the minority owners of BCS have the option in 2014 to purchase our 51% interest in BCS at a price determined in accordance with the purchase agreement or to jointly market BCS for sale.

Our future results could be unfavorably affected by increased commodity prices, specifically copper. Copper prices fluctuated during 2011 and have continued to fluctuate in 2012.  We entered into fixed price commodity contracts for a portion of our 2012 and 2013 copper purchases and have a portion of our 2012 sales subject to copper surcharge billings which would mitigate a portion of any raw material cost increases. Our 2012 results could also be adversely affected by unfavorable foreign currency exchange rates. We have significant foreign denominated transaction exposure in certain locations, especially in Mexico, Sweden and Brazil. We have entered into foreign currency forward contracts to reduce our exposure related to the Mexican peso.

We have significant U.S. federal income tax net operating loss carryforwards and research credit carryforwards (collectively the “carryforwards”). The Internal Revenue Code of 1986, as amended (the “Code”), imposes an annual limitation on the ability of a corporation that undergoes an “ownership change” to use its carryforwards to reduce its tax liability. During the fourth quarter of 2010 we undertook a secondary offering. As a result, a substantial change in our ownership occurred and we experienced an ownership change pursuant to Section 382 of the Code which may limit the annual amount of carryforwards that can be utilized.

At September 30, 2012, we had a cash and cash equivalents balance of approximately $35.6 million, of which $12.1 million was held domestically and $23.5 million was held in foreign locations. Our cash balance was not restricted at September 30, 2012.

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

Inflation and International Presence

Given the current economic climate and recent fluctuations in certain commodity prices, we believe that an increase in such items could significantly affect our profitability.  Furthermore, by operating internationally, we are affected by changes in foreign currency exchange rates and the economic conditions of certain countries.

Forward-Looking Statements

Portions of this report contain “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, our directors or officers with respect to, among other things, our (i) future product and facility expansion, (ii) acquisition strategy, (iii) investments and new product development, and (iv) growth opportunities related to awarded business. Forward-looking statements may be identified by the words “will,” “may,” “designed to,” “believes,” “plans,” “expects,” “continue,” and similar words and expressions. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other factors:

•	the reduced purchases, loss or bankruptcy of a major customer;
•	the costs and timing of facility closures, business realignment, or similar actions;
•	a significant change in commercial, automotive, agricultural, motorcycle or off-highway vehicle production;
•	competitive market conditions and resulting effects on sales and pricing;
•	the impact on changes in foreign currency exchange rates on sales, costs and results, particularly the Brazilian real, Mexican peso and euro.
•	our ability to achieve cost reductions that offset or exceed certain customer-mandated selling price reductions;
•	a significant change in general economic conditions in any of the various countries in which we operate;
•	labor disruptions at our facilities or at any of our significant customers or suppliers;
•	the ability of our suppliers to supply us with parts and components at competitive prices on a timely basis;
•	the amount of our indebtedness and the restrictive covenants contained in the agreements governing our indebtedness, including our Credit Facility and the senior secured notes;
•	customer acceptance of new products;
•	capital availability or costs, including changes in interest rates or market perceptions;
•	the failure to achieve the successful integration of any acquired company or business;
•	the occurrence or non-occurrence of circumstances beyond our control; and
•	those items described in Part I, Item IA (“Risk Factors”) of the Company’s 2011 Form 10-K.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2012, an evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the PEO and PFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

STONERIDGE, INC.

Date: November 9, 2012	/s/ John C. Corey
John C. Corey
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2012	/s/ George E. Strickler
George E. Strickler
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

