Form 10-K
period 2012-12-31
STONERIDGE INC
filed 2013-03-08
CIK 1043337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

☐ Yes ☒ No

As of June 30, 2012, the aggregate market value of the registrant’s Common Shares, without par value, held by non-affiliates of the registrant was approximately $174.0 million. The closing price of the Common Shares on June 30, 2012 as reported on the New York Stock Exchange was $6.81 per share. As of June 30, 2012, the number of Common Shares outstanding was 28,053,761.

The number of Common Shares, without par value, outstanding as of February 22, 2013 was 28,462,649.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2013, into Part III, Items 10, 11, 12, 13 and 14.

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

Our custom-engineered products and systems are used to activate equipment and accessories, monitor and display vehicle performance and control, distribute electrical power and signals and provide vehicle security and convenience. Our product offerings consist of (i) vehicle instrumentation systems, (ii) vehicle management electronics, (iii) sensors, (iv) security alarms and vehicle tracking devices and monitoring services, (v) convenience accessories, (vi) power and signal distribution products and systems, and (vii) application-specific switches and actuators. We supply the majority of our products, predominantly on a sole-source basis, to many of the world’s leading commercial vehicle and automotive original equipment manufacturers, (“OEMs”), and select non-vehicle OEMs, as well as certain commercial vehicle and automotive tier one suppliers. These OEMs are increasingly utilizing electronic technology to comply with more stringent regulations (particularly emissions and safety) and to meet end-user demand for improved vehicle performance and greater convenience. As a result, per-vehicle electronic content has been increasing. Our technology and our partnership-oriented approach to product design and development enables us to develop next-generation products and to excel in the transition from mechanical-based components and systems to electrical and electronic components, modules and systems.

On December 31, 2011, we increased our ownership in PST Eletrônica S.A. (now PST Eletrônica Ltda. (“PST”)), to 74%. As a result of the increase in ownership, PST became a consolidated subsidiary of the Company. PST is a Brazil-based electronic system provider focused on security, infotainment and convenience accessories primarily for the South American automotive and motorcycle markets. PST sells its products through the aftermarket distribution channel, to factory authorized dealer installers, also referred to as original equipment services, direct to OEMs and through mass merchandisers.

Segment and Products

We conduct our business in four reportable segments which are the same as our operating segments: Electronics, Wiring, Control Devices and PST.

Electronics. Our Electronics segment designs and manufactures electronic instrument clusters, electronic control units and driver information systems. These products collect, store and display vehicle information such as speed, pressure, maintenance data, trip information, operator performance, temperature, distance traveled and driver messages related to vehicle performance. In addition, power distribution modules and systems regulate, coordinate and direct the operation of the electrical system within a vehicle. These products use state-of-the-art hardware, software and multiplexing technology and are sold principally to the commercial vehicle market.

Wiring. Our Wiring segment designs and manufactures electrical power and signal distribution products and systems, primarily wiring harnesses and connectors. These products are sold principally to the commercial, agricultural and off-highway vehicle markets. We also assemble entire instrument panels for the commercial vehicle market that are configured specifically to the OEM customer’s specifications.

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

The following table sets forth for the periods indicated, the percentage of net sales attributable to our product categories and reportable segments for the years ended December 31:

Product Category	Segment	2012	2011	2010
Electronic instrumentation and information display products	Electronics	17%	24%	22%
Vehicle electrical power and distribution products and systems	Wiring	35%	43%	41%
Sensors, switches, valves and actuators	Control Devices	29%	33%	37%
Security alarms, vehicle tracking devices and monitoring services and convenience accessories	PST	19%	0%	0%

Our products and systems are sold to numerous OEM and tier one supplier customers, in addition to aftermarket distributors and mass merchandisers, for use on many different vehicle platforms. We supply multiple parts to many of our principal OEM and tier one customers under requirements contracts for a particular vehicle model. These contracts range in duration from one year to the production life of the model, which commonly extends for three to seven years. The following table sets forth for the periods indicated, the percentage of net sales derived from our principle markets:

Years ended December 31	2012	2011	2010

Commercial vehicle	40%	53%	50%
Automotive	22	27	32
Agricultural and other	19	20	18
Aftermarket distributors and mass merchandisers	19	0	0
Total	100%	100%	100%

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

Industry Cyclicality and Seasonality

The markets for products in our reportable segments have been cyclical. Because these products are used principally in the production of vehicles for the commercial, automotive, agricultural, motorcycle and off-highway markets, sales, and therefore results of operations, are significantly dependent on the general state of the economy and other factors, like the impact of environmental regulations on our customers, which affect these markets. A decline in commercial, automotive, agricultural, motorcycle and off-highway vehicle production of our principal customers could adversely impact the Company. Seasonality within the markets that we serve also has some impact on our operations.

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

The following table presents our principal customers, as a percentage of net sales:

Years ended December 31	2012	2011	2010

Navistar International Corporation	18%	24%	24%
Deere & Company	13	15	14
Ford Motor Company	5	6	8
General Motors Company	4	5	5
Scania Group	4	5	4
Other	56	45	45
Total	100%	100%	100%

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

Electronics. Our primary competitors include Actia Group, Ametek, Inc., Bosch, Commercial Vehicle Group, Continental AG, Hella KGaA Hueck & Co., Magneti Marelli S.p.A. and Yazaki Corporation.

Wiring. Our primary competitors include Commercial Vehicle Group, Delphi Automotive PLC, Leoni, Nexans SA and PKC Group.

Control Devices. Our primary competitors include Bosch, Continental AG, Delphi Automotive PLC, Denso Corporation, Hella KGaA Hueck & Co., Methode Electronics, Inc., Preh GmbH, Sensata, TRW Automotive Holdings Corp. and Visteon.

PST. Our primary competitors include Autolift, Autotrac, Brose, Car System, Graber, H-Buster, Ituran, Magneti Marelli S.p.A., Quantum, Olimpus, Sascar, Segma, Sistec, Sony, Techcar and Tragial.

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

Our development work is largely performed on a decentralized basis. We have engineering and product development departments organized by market. To ensure knowledge sharing among decentralized development efforts, we have instituted a number of mechanisms and practices whereby innovation and best practices are shared. The decentralized product development operations are complimented by larger technology groups in Canton, Massachusetts; Lexington, Ohio; Stockholm, Sweden; Pune, India; Manaus, Brazil; and Sao Paulo, Brazil. In addition, during 2010 we opened a product development center in Shanghai, China, to focus on the developing Chinese market.

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

We have invested, and will continue to invest in technology to develop new products for our customers. Product development costs incurred in connection with the development of new products and manufacturing methods, to the extent not recoverable from the customer, are charged to selling, general and administrative expenses, as incurred. Such costs amounted to approximately $44.8 million, $35.3 million and $37.6 million for 2012, 2011 and 2010, respectively, or 4.8%, 4.6% and 5.9% of net sales for these periods.

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

Employees

As of December 31, 2012, we had approximately 8,700 employees, approximately 3,000 of whom were salaried and the balance of whom were paid on an hourly basis. Although we have no collective bargaining agreements covering U.S. employees, certain employees located in Brazil, Estonia, France, Mexico, Spain, Sweden, and the United Kingdom either (i) are represented by a union and are covered by a collective bargaining agreement or (ii) are covered by works council or other employment arrangements required by law. We believe that relations with our employees are good.

Joint Ventures

We form joint ventures in order to achieve several strategic objectives, including (i) diversifying our business by expanding in high-growth regions, (ii) employing complementary design processes, growth technologies and intellectual capital and (iii) realizing cost savings from combined sourcing. We have a consolidated joint venture in Brazil, PST, and a joint venture in India, Minda Stoneridge Instruments Ltd. (“Minda”), and continue to explore similar business opportunities in other global markets. We have a 74% interest in PST and a 49% interest in Minda at December 31, 2012 and 2011.

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

PST specializes in the design, manufacture and sale of electronic vehicle security alarms, convenience accessories, vehicle tracking devices and monitoring services and in-vehicle audio and video devices. PST sells its products through the aftermarket distribution channel, to factory authorized dealer installers, also referred to as original equipment services, direct to OEMs and through mass merchandisers. PST’s sales are to customers in South America. PST generated net sales of $180.4 million, $234.2 million and $182.9 million in 2012, 2011 and 2010, respectively. We received dividend payments from PST of $5.5 million in 2010.

Minda manufactures electromechanical/electronic instrumentation equipment and sensors primarily for the automotive, motorcycle and commercial vehicle markets. We leverage our investment in Minda by sharing our knowledge and expertise in electrical components and systems and expanding Minda’s product offering through the joint development of our products designed for the market in India.

Our joint ventures have contributed positively to our financial results in 2012, 2011 and 2010. Equity earnings by joint venture are summarized in the following table (in thousands):

Years ended December 31	2012	2011	2010

PST (A)	$-	$8,805	$9,490
Minda	760	1,229	856
Total equity earnings of investees	$760	$10,034	$10,346

(A) We recognized no equity earnings in PST in 2012 as its financial results were consolidated based on our acquisition of controlling interest on December 31, 2011.

Executive Officers of the Company

Each executive officer of the Company serves the Board of Directors at its pleasure. The Board of Directors appoints corporate officers annually. The executive officers for reporting purposes under the Securities and Exchange Act of 1934, as amended, of the Company are as follows:

Name	Age	Position

John C. Corey	65	President, Chief Executive Officer and Director
George E. Strickler	65	Executive Vice President, Chief Financial Officer and Treasurer
Richard P. Adante	66	Vice President of Operations
Thomas A. Beaver	59	Vice President of the Company and President of Global Sales
Sergio de Cerqueira Leite	49	Director President of PST Eletrônica Ltda.
Kevin B. Kramer	53	Vice President of the Company and President of the Wiring Division
Peter Kruk	44	President of the Electronics Division
Michael D. Sloan	56	Vice President of the Company and President of the Control Devices Division

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

George E. Strickler, Executive Vice President, Chief Financial Officer and Treasurer. Mr. Strickler has served as Executive Vice President and Chief Financial Officer since joining the Company in January 2006. Mr. Strickler was appointed Treasurer of the Company in February 2007. Prior to his employment with the Company, Mr. Strickler served as Executive Vice President and Chief Financial Officer for Republic Engineered Products, Inc. (“Republic”), from February 2004 to January 2006. Before joining Republic, Mr. Strickler was BorgWarner, Inc.’s Executive Vice President and Chief Financial Officer from February 2001 to November 2003.

Richard P. Adante, Vice President of Operations. Mr. Adante has served as Vice President of Operations since May 2011. From November 2009 until his appointment at Stoneridge, Mr. Adante was consulting through his personal consulting firm, RMA Management Consultants. From July 2006 to November 2009, Mr. Adante served as the President of Hawthorn Manufacturing, now known as Crowne Group.

Thomas A. Beaver, Vice President of the Company and President of Global Sales. Mr. Beaver has served as Vice President of the Company and President of Global Sales since May 2012. Prior to that, Mr. Beaver served as Vice President of the Company and Vice President of Global Sales and Systems Engineering from January 2005 to May 2012. From January 2000 to January 2005, Mr. Beaver served as Vice President of Stoneridge Sales and Marketing.

Sergio de Cerqueira Leite, Director President of PST Eletrônica Ltda. Mr. Leite is a founding partner of PST. He has held the Director President position since 1997. Prior to that, he worked in PST’s sales and marketing department.

Kevin B. Kramer, Vice President of the Company and President of the Wiring Division. Mr. Kramer has served as a Vice President of the Company and President of the Wiring Division since joining Stoneridge in May 2012. Prior to that, he was President of Growth Initiatives at Alcoa from 2009 to April 2012 and President of its Wheel and Transportation Products business from 2004 to 2009.

Peter Kruk, President of Stoneridge Electronics Division. Mr. Kruk has served as President of the Electronics Division since August 2012. Mr. Kruk joined the Company in October 2009 as the Managing Director of Stoneridge Electronics – Europe. Prior to that, he served as President of HEXPOL Wheels and Managing Director of Stellana AB from 2007 to 2009. From 1992-2007 Mr. Kruk served in various capacities with ABB.

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

Item 1A. Risk Factors.

Set forth below are the principal risks and uncertainties that may affect our business. In addition, future results could be materially affected by general industry and market conditions, changes in laws or accounting rules, general U.S. and non-U.S. economic and political conditions, including a global economic slow-down, fluctuation of interest rates or currency exchange rates, terrorism, political unrest or international conflicts, political instability or major health concerns, natural disasters, commodity prices or other disruptions of expected economic and business conditions. These risk factors should be considered in addition to our cautionary comments concerning forward-looking statements in this Annual Report, including statements related to markets for our products and trends in our business that involve a number of risks and uncertainties. Our separate section, “Forward-Looking Statements,” should be considered in addition to the following statements.

Our business is cyclical and seasonal in nature and downturns in the commercial, automotive, agricultural and off-highway vehicle markets could reduce the sales and profitability of our business.

The demand for products in our Electronics, Wiring and Control Devices segments are largely dependent on the domestic and foreign production of commercial, automotive, agricultural and off-highway vehicles. The markets for our products have been cyclical, because new vehicle demand is dependent on, among other things, consumer spending and is tied closely to the overall strength of the economy. Because the majority of our products are used principally in the production of vehicles for the commercial, automotive, agricultural and off-highway vehicle markets, our net sales, and therefore our results of operations, are significantly dependent on the general state of the economy and other factors which affect these markets. A decline in commercial, automotive, agricultural and off-highway vehicle production could adversely impact our results of operations and financial condition. Also, the demand for our PST segment products are significantly dependent on the general state of the Brazilian economy.

In 2012, approximately 59% of our net sales were derived from commercial, agricultural and off-highway vehicle markets, approximately 22% were derived from the automotive market and approximately 19% were derived from mass merchandisers. Seasonality experienced by our served markets also impacts our operations.

We may not realize sales represented by awarded business.

We base our growth projections, in part, on business awards made by our customers. These business awards generally renew annually during a program life cycle. Failure of actual production orders from our customers to approximate these business awards could have a material adverse effect on our business, financial condition or results of operations.

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

The markets for our products are highly competitive. We compete based on quality, service, price, performance, timely delivery and technological innovation. Many of our competitors are more diversified and have greater financial and other resources than we do. In addition, with respect to certain products, some of our competitors are divisions of our OEM customers. We cannot assure that our business will not be adversely affected by competition or that we will be able to maintain our profitability if the competitive environment changes.

The loss or insolvency of any of our major customers would adversely affect our future results.

We are dependent on several principal customers for a significant percentage of our net sales. In 2012, our top three customers were Navistar International Corporation, Deere & Company and Ford Motor Company, which comprised 18%, 13% and 5% of our net sales, respectively. In 2012, our top ten customers accounted for 57% of our net sales. The loss of any significant portion of our sales to these customers or any other customers would have a material adverse effect on our results of operations and financial condition. The contracts we have entered into with many of our customers provide for supplying the customers’ requirements for a particular model, rather than for manufacturing a specific quantity of products. Such contracts range from one year to the life of the model, which is generally three to seven years. These contracts are subject to renegotiation, which may affect product pricing and generally may be terminated by our customers at any time. Therefore, the loss of a contract for a major model or a significant decrease in demand for certain key models or any group of related models sold by any of our major customers could have a material adverse effect on our results of operations and financial condition by reducing cash flows and our ability to spread costs over a larger revenue base. We also compete to supply products for successor models and are subject to the risk that the customer will not select us to produce products on any such model, which could have a material adverse impact on our business, financial condition or results of operations. In addition, we have significant receivable balances related to these customers and other major customers that would be at risk in the event of their bankruptcy.

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

We use a variety of commodities, including copper, zinc, resins and certain other commodities. Increasing commodity costs could have a negative impact on our results. We have sought to alleviate the effect of increasing costs by including a material pass-through provision in our customer contracts whenever possible, and at times by selectively hedging a portion of our copper exposure. The inability to pass-through increasing commodity costs may have a material adverse effect on our business, financial condition or results of operations.

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

PST’s Global Positioning Systems (“GPS”) products depend upon satellites maintained by the United States Department of Defense. If a significant number of these satellites become inoperable, unavailable or are not replaced, or if the policies of the United States government for the use of the GPS without charge are changed, our business will suffer.

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

Our asset-based credit facility (the “Credit Facility”) has a maximum borrowing level of $100.0 million and is scheduled to expire on December 1, 2016. The available borrowing capacity on this Credit Facility is based on eligible current assets, as defined. As of December 31, 2012, we had undrawn borrowing capacity of $74.1 million, based on eligible current assets. We will need to refinance the Credit Facility prior to its expiration. Disruptions in the financial markets, including the bankruptcy, insolvency or restructuring of certain financial institutions, and the general lack of liquidity may adversely impact the availability and cost of credit. We may be required to refinance the credit facility at terms and rates that are less favorable than our current terms and rates, which could adversely affect our business, financial condition or results of operations.

Our debt obligations could limit our flexibility in managing our business and expose us to risks.

As of December 31, 2012, the principal amount of our senior secured notes was $175.0 million. In addition, we are permitted under our Credit Facility and the indenture governing our senior secured notes to incur additional debt, subject to specified limitations. Our high degree of leverage and the terms of our indebtedness may have important consequences including the following:

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

Covenants in our Credit Facility and our indenture governing the senior secured notes may limit our ability to pursue our business strategies.

Our Credit Facility and the indenture governing our senior secured notes limit our ability to, among other things:

•	incur additional debt and guarantees;
•	pay dividends and repurchase our shares;
•	make other restricted payments, including investments;

•	create liens;
•	sell or otherwise dispose of assets, including capital shares of subsidiaries;
•	enter into agreements that restrict dividends from subsidiaries;
•	enter into transactions with our affiliates;
•	consolidate, merge or sell or otherwise dispose of all or substantially all of our assets; and
•	substantially change the nature of our business.

The agreement governing our Credit Facility also requires us to maintain a ratio of (i) consolidated EBITDA, as defined in the Credit Facility, less specified items to (ii) consolidated fixed charges, as defined in the Credit Facility, of at least 1.10 to 1.00 whenever undrawn availability under the Credit Facility is less than $20.0 million. Our ability to comply with this fixed charge coverage ratio requirement, as well as the restrictive covenants under the terms of our indebtedness, may be affected by events beyond our control.

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

A breach of any of the restrictive covenants under our indebtedness or our inability to comply with the fixed charge coverage ratio requirement in the Credit Facility could result in a default under the agreement governing the Credit Facility and the indenture governing the senior secured notes. If a default occurs, holders of the senior secured notes could declare all principal and interest to be due and payable, the lenders under the Credit Facility could elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable and terminate any commitments they have to provide further borrowings, and holders of the senior secured notes and the Credit Facility lenders could pursue foreclosure and other remedies against us and our assets. The covenants included in our Credit Facility to date have not and are not expected to have an impact on our financing flexibility.

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

As of December 31, 2012, we had approximately 8,700 employees, approximately 3,000 of whom were salaried, and the balance of whom were paid on an hourly basis. Although we have no collective bargaining agreements covering U.S. employees, certain employees located in Brazil, Estonia, France, Mexico, Spain, Sweden and the United Kingdom either (i) are represented by a union and are covered by a collective bargaining agreement or (ii) are covered by works council or other employment arrangements required by law. We cannot assure you that other employees will not be represented by a labor organization in the future or that any of our facilities will not experience a work stoppage or other labor disruption. Any work stoppage or other labor disruption involving our employees, employees of our customers (many of which customers have employees who are represented by unions), or employees of our suppliers could have a material adverse effect on our business, financial condition or results of operations by disrupting our ability to manufacture our products or reducing the demand for our products.

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

We also may be required to investigate or clean up contamination resulting from past or current uses of our properties. At our former Sarasota, Florida, facility, for example, groundwater and soil contamination caused by operations before we acquired the facility will require future cleanup. The costs of such remediation could have a material adverse effect on our business, financial condition or results of operations. Although no other environmental matters have been identified, other matters involving environmental contamination may also have a material adverse effect on our business, financial condition or results of operations.

We are subject to risks related to our international operations.

Approximately 34.8% of our net sales in 2012 were derived from sales outside of North America. At December 31, 2012, significant concentrations of net assets outside of North America included $179.1 million assigned to South America and $55.8 million assigned to Europe and other. Non-current assets outside of North America accounted for approximately 70.6% of our non-current assets as of December 31, 2012. International sales and operations are subject to significant risks, including, among others:

•	political and economic instability;
•	restrictive trade policies;
•	economic conditions in local markets;
•	currency exchange controls;
•	labor unrest;
•	difficulty in obtaining distribution support and potentially adverse tax consequences; and
•	the imposition of product tariffs and the burden of complying with a wide variety of international and U.S. export laws.

We have foreign currency translation and transaction risks that may materially adversely affect our operating results, financial condition and liquidity.

The financial position and results of operations of many of our international subsidiaries are initially recorded in various foreign currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our consolidated financial statements. The strengthening of the U.S. dollar against these foreign currencies ordinarily has a negative effect on our reported sales and operating margin (and conversely, the weakening of the U.S. dollar against these foreign currencies has a positive impact). The volatility of currency exchange rates may materially adversely affect our operating results.

Our annual effective tax rate could be volatile and materially change as a result of changes in the mix of earnings and other factors.

Our overall effective tax rate is equal to our total tax expense as a percentage of our total earnings before tax. However, tax expense and benefits are not recognized on a global basis, but rather on a jurisdictional or legal entity basis. Losses in certain jurisdictions may not provide a current financial statement tax benefit. As a result, changes in the mix of earnings between jurisdictions, among other factors, could have a significant effect on our overall effective tax rate.

We may not be able to successfully integrate acquisitions into our business or may otherwise be unable to benefit from pursuing acquisitions.

Failure to successfully identify, complete and/or integrate acquisitions could have a material adverse effect on us. A portion of our growth in sales and earnings has been generated from acquisitions and subsequent improvements in the performance of the businesses acquired. We expect to continue a strategy of selectively identifying and acquiring businesses with complementary products. We cannot assure you that any business acquired by us will be successfully integrated with our operations or prove to be profitable. We could incur substantial indebtedness in connection with our acquisition strategy, which could significantly increase our interest expense. Covenant restrictions relating to such indebtedness could restrict our ability to pay dividends, fund capital expenditures and consummate additional acquisitions. We anticipate that acquisitions could occur in geographic markets, including foreign markets, in which we do not currently operate. As a result, the process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of existing operations. Any failure to successfully integrate such acquisitions could have a material adverse effect on our business, financial condition or results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company and its joint venture currently own or lease 21 manufacturing facilities that are in use, which together contain approximately 1.8 million square feet of manufacturing space. Of these manufacturing facilities, four are used by our Electronics reportable segment, eight are used by our Wiring reportable segment, six are used by our Control Devices reportable segment, two are used by our PST reportable segment and one is used by our joint venture company, Minda. The following table provides information regarding our facilities:

	Owned/		Square
Location	Leased	Use	Footage

Electronics
Juarez, Mexico (A)	Owned	Manufacturing	183,854
Tallinn, Estonia (A)	Leased	Manufacturing	85,911
Orebro, Sweden	Leased	Manufacturing	77,472
Stockholm, Sweden	Leased	Engineering Office/Division Office	43,847
Dundee, Scotland	Leased	Manufacturing/Sales Office/Engineering Office	32,753
Bayonne, France	Leased	Sales Office/Warehouse	9,655
Stockholm, Sweden	Owned	Sales Office/Warehouse	2,013
Madrid, Spain	Leased	Sales Office/Warehouse	1,560
Rome, Italy	Leased	Sales Office	1,216

Wiring
Portland, Indiana	Owned	Manufacturing	182,000
Saltillo, Mexico	Leased	Manufacturing	144,929
Chihuahua, Mexico	Owned	Manufacturing	135,569
Monclova, Mexico	Leased	Manufacturing	114,140
Walled Lake, Michigan	Leased	Manufacturing	80,416
Chihuahua, Mexico	Leased	Manufacturing	61,619
El Paso, Texas	Leased	Warehouse	50,000
Chihuahua, Mexico	Leased	Manufacturing	49,805
Chihuahua, Mexico	Leased	Warehouse	17,025
Portland, Indiana	Leased	Warehouse	25,000
Warren, Ohio	Leased	Engineering Office/Division Office	24,570
Chihuahua, Mexico	Leased	Engineering Office/Manufacturing	10,000
Eagle Pass, Texas	Leased	Warehouse	6,400

Control Devices
Lexington, Ohio	Owned	Manufacturing/Division Office	219,612
Canton, Massachusetts	Owned	Manufacturing	132,560
Suzhou, China (B)	Leased	Manufacturing/Warehouse	25,737
Lexington, Ohio	Leased	Warehouse	15,000
Suzhou, China	Leased	Manufacturing	12,228
Lexington, Ohio	Leased	Warehouse	7,788
Shanghai, China	Leased	Engineering Office/Sales Office	6,345
Suzhou, China	Leased	Manufacturing	5,737
Lexington, Ohio	Leased	Manufacturing	2,700

PST
Manaus, Brazil	Owned	Manufacturing	102,247
São Paulo, Brazil	Owned	Manufacturing/Engineering Office/Division Office	45,467
Buenos Aires, Argentina	Leased	Sales Office	3,551

Corporate
Novi, Michigan	Leased	Sales Office/Engineering Office	9,400
Warren, Ohio	Owned	Headquarters	7,500
Stuttgart, Germany	Leased	Sales Office/Engineering Office	1,000
Seoul, South Korea	Leased	Sales Office	330

Joint Venture
Pune, India	Owned	Manufacturing/Engineering Office/Sales Office	80,000

(A)	These facilities are also used in the Control Devices reportable segment.
(B)	This facility is also used in the Electronics reportable segment.

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

Item 4. Mine Safety Disclosure.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our shares are listed on the New York Stock Exchange (“NYSE”) under the symbol “SRI.” As of February 22, 2013, we had 28,462,649 Common Shares, without par value, outstanding which were owned by approximately 300 registered holders, including Common Shares held in the names of brokers and banks (so-called “street name” holdings) who are record holders with approximately 2,500 beneficial owners.

The Company has not historically paid or declared dividends, which are restricted under both our senior secured notes and our asset-based credit facility (the “Credit Facility”), on our Common Shares. We may only pay cash dividends in the future if immediately prior to and immediately after the payment is made, no event of default shall have occurred and outstanding indebtedness under our Credit Facility is not greater than or equal to $20.0 million before and after the payment of the dividend. We currently intend to retain our earnings for acquisitions, working capital, capital expenditures, general corporate purposes and reduction in outstanding indebtedness. Accordingly, we do not expect to pay cash dividends in the foreseeable future.

High and low sales prices for our Common Shares for each quarter ended during 2012 and 2011 are as follows:

	Quarter Ended	High	Low

2012	March 31	$10.89	$8.26
	June 30	$10.15	$6.21
	September 30	$7.03	$4.45
	December 31	$5.36	$4.51
2011	March 31	$17.22	$14.18
	June 30	$15.44	$12.90
	September 30	$15.45	$5.17
	December 31	$9.17	$4.53

The following table presents information with respect to repurchases of Common Shares made by us during the three months ended December 31, 2012. These shares were delivered to us by employees as payment for the withholding taxes due upon the vesting of stock awards:

			Total number of	Maximum number
			shares purchased	of shares that may
			as part of publicly	yet be purchased
	Total number of	Average price	announced plans	under the plans or
Period	shares purchased	paid per share	or programs	programs

10/1/12-10/31/12	603	$4.93	-	-
11/1/12-11/30/12	-	-	-	-
12/1/12-12/31/12	-	-	-	-
Total	603	$4.93	-	-

Set forth below is a line graph comparing the cumulative total return of a hypothetical investment in our Common Shares with the cumulative total return of hypothetical investments in the Morningstar Auto Parts Industry Group Index and the NYSE Composite Index based on the respective market price of each investment as of December 31, 2007, 2008, 2009, 2010, 2011 and 2012 assuming in each case an initial investment of $100 on December 31, 2007, and reinvestment of dividends.

	2007	2008	2009	2010	2011	2012

Stoneridge, Inc.	$100	$56	$112	$196	$105	$64
Morningstar Auto Parts Index (A)	$100	$51	$86	$144	$111	$135
NYSE Composite Index	$100	$61	$78	$89	$86	$99

(A)	The Morningstar Auto Parts Group Index was formerly known as the Hemscott Group – Industry Group 333 Index.

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

Years ended December 31 (in thousands, except per share data)	2012 (A)	2011 (A)	2010	2009	2008

Statement of Operations Data:
Net Sales:
Electronics	$216,053	$238,537	$179,895	$139,182	$263,697
Wiring	329,831	328,374	260,965	195,452	305,225
Control Devices	271,765	262,935	240,894	176,815	236,038
PST	180,410	-	-	-	-
Eliminations	(59,546)	(64,473)	(46,528)	(36,297)	(52,262)
Total net sales	$938,513	$765,373	$635,226	$475,152	$752,698

Gross profit	$224,644	$146,777	$145,556	$87,732	$166,899

Operating income (loss) (B)	$28,729	$13,526	$23,524	$(18,496)	$(42,659)

Equity in earnings of investees	$760	$10,034	$10,346	$7,775	$13,490

Income (loss) before income taxes (B) (C)
Electronics	$10,049	$14,743	$37,807	$(15,732)	$795
Wiring	(289)	(17,119)	4,177	1,821	37,918
Control Devices	15,048	17,145	15,877	(6,463)	(78,817)
PST - consolidated	(4,985)	-	-	-	-
PST - equity in earnings of investees	-	8,805	9,490	7,385	12,788
Other corporate activities	635	63,461	(35,164)	1,192	(2,139)
Corporate interest	(15,898)	(15,393)	(20,163)	(21,782)	(20,708)
Total income (loss) before income taxes	$4,560	$71,642	$12,024	$(33,579)	$(50,163)

Net income (loss) (B) (D)	$3,748	$45,537	$11,346	$(32,576)	$(96,915)

Net income (loss) attributable to noncontrolling interest	(1,613)	(3,820)	(184)	82	-

Net income (loss) attributable to Stoneridge, Inc. (B) (D)	$5,361	$49,357	$11,530	$(32,658)	$(96,915)

Basic net income (loss) per share (B) (C)	$0.20	$2.04	$0.48	$(1.38)	$(4.15)
Diluted net income (loss) per share (B) (C)	$0.20	$2.00	$0.47	$(1.38)	$(4.15)

Other Data
Product development expenses	$44,798	$35,263	$37,563	$32,993	$45,509
Capital expenditures	$26,352	$26,290	$18,574	$11,998	$24,573
Depreciation and amortization (E)	$34,459	$19,085	$19,285	$19,939	$26,399

Balance Sheet Data (as of December 31):
Working capital	$157,585	$131,534	$137,193	$145,306	$163,050
Total assets	$592,691	$695,495	$386,736	$367,008	$385,100
Long-term debt, less current portion	$181,311	$183,711	$167,903	$183,431	$183,000
Shareholders' equity	$193,834	$180,639	$91,219	$76,467	$94,421

(A)	The acquisition of a controlling interest in PST occurred on December 31, 2011. See Note 2 to the consolidated financial statements included in this report. PST’s balance sheet is reflected in the consolidated balance sheet as of December 31, 2012 and 2011. The Company recognized a one-time non-cash pre-tax gain on previously held equity interest of $65,372 related to the acquisition in 2011.

(B)	Our 2008 operating loss, loss before income taxes, net loss, net loss attributable to Stoneridge, Inc. and related basic and diluted net loss per share amounts include a non-cash, pre-tax goodwill impairment loss of $65,175.

(C)	During the year ended December 31, 2010, we placed Stoneridge Pollak Limited (“SPL”) into administration. As a result, we recognized a gain within the Electronics reportable segment of $32,512 and losses within other corporate activities and within the Control Devices reportable segment of $32,039 and $473, respectively.

(D)	Our 2008 net loss, net loss attributable to Stoneridge, Inc. and related basic and diluted net loss per share amounts include a non-cash deferred tax asset valuation allowance of $62,006.

(E)	These amounts represent depreciation and amortization on fixed and certain finite-lived intangible assets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Background

We are a global designer and manufacturer of highly engineered electrical and electronic components, modules and systems for the commercial, automotive, agricultural, motorcycle and off-highway vehicle markets.

Acquisition of Controlling Interest in PST Eletrônica Ltda. (“PST”)

As of December 31, 2011, we completed the acquisition of an additional 24% controlling interest in PST. As a result, we now own 74% of the outstanding equity of PST, which is a Brazil-based electronics system provider focused on electronic vehicle alarms, convenience accessories, vehicle tracking devices and monitoring services and in-vehicle audio and video devices, primarily for the South American automotive and motorcycle markets. In exchange for the controlling interest in PST, we paid the sellers $29.7 million in cash and issued 1.9 million Common Shares of the Company.

Because a controlling interest in PST was not acquired until the close of business on December 31, 2011, the results for the year ended December 31, 2011 were accounted for as an unconsolidated joint venture under the equity method of accounting such that our 50% portion of PST’s after-tax earnings were included within equity in earnings of investees in the statement of operations.

PST’s results for the year ended December 31, 2012 were consolidated such that 100% of PST’s operations were included in each line from sales through net income in the Company’s statement of operations with the 26% noncontrolling interest deducted in the net income (loss) attributable to noncontrolling interest line and used to compute our portion of PST’s net income (loss). Due to the acquisition of controlling interest the Company fair valued the assets and liabilities of PST as of December 31, 2011, the depreciation and amortization associated with these purchase accounting adjustments related to inventory, property, plant and equipment and finite lived intangibles have been included in the statement of operations for the year ended December 31, 2012.

Segments

We are primarily organized by markets served and products produced. Under this structure, our operations have been reported utilizing the following segments:

Electronics

This segment includes results of operations that design and manufacture electronic instrument clusters, electronic control units and driver information systems.

Wiring

This segment includes results of operations that design electrical power and signal distribution systems, primarily wiring harnesses and connectors and instrument panel assembly.

Control Devices

This segment includes results of operations that design and manufacture sensors, switches, valves and actuators.

PST

This segment includes results of operations that specialize in the design, manufacture and sale of electronic vehicle alarms, convenience accessories, vehicle tracking devices and monitoring services and in-vehicle audio and video devices in South America.

In the fourth quarter of 2012, the Company changed its reportable segments in accordance with the manner in which the Company’s chief operating decision maker receives and reviews financial information to evaluate performance and allocate resources. As a result, the Company’s Wiring business unit is its own reporting segment for financial reporting purposes. Historically, the Wiring business unit was included in the Electronics reporting segment. The Company has revised the consolidated segment information for all periods presented in this Annual Report on Form 10-K to reflect this change in presentation.

Overview

Net income attributable to Stoneridge, Inc. was $5.4 million, or $0.20 per diluted share for the year ended December 31, 2012 compared to $49.4 million, or $2.00 per diluted share for the year ended December 31, 2011. Our 2011 diluted earnings per share was benefited by $1.72 due to an after-tax gain on previously held equity interest resulting from the acquisition of controlling interest in PST.

For the year ended December 31, 2012, net sales were $938.5 million, an increase of $173.1 million over our net sales for the year ended December 31, 2011 of $765.4 million. The increase in our net sales was primarily a result of the acquisition of controlling interest in PST which had net sales of $180.4 million in 2012. Our 2012 net sales were positively affected by increased sales volume in the North American agricultural vehicle market. Sales volumes in the North American automotive vehicle market slightly increased during the year ended December 31, 2012 when compared to the year ended December 31, 2011, but were more than offset by lower commercial vehicle sales volume of $17.4 million primarily related to a significant customer. Our net sales in South America were due to the acquisition of a controlling interest in PST such that PST’s revenues were consolidated for the year ended December 31, 2012. Our decrease in net sales in Europe and Other was primarily due to decreased sales volume of European automotive vehicle market products and unfavorable foreign currency translation of approximately $5.3 million for the year ended December 31, 2012.

Our selling, general and administrative (“SG&A”) increased from $128.3 million for the year ended December 31, 2011 to $195.9 million for the year ended December 31, 2012. This $67.6 million, or 52.7%, increase in SG&A was primarily due to the consolidation of PST in our 2012 results which had SG&A expenses of $70.9 million which included purchase accounting amortization of $5.7 million and business realignment charges of $0.9 million. Lower incentive compensation expenses partially offset the increase in SG&A expenses for the year ended Decernber 31, 2012 when compared to 2011. Product development expenses included within SG&A increased by $9.5 million to $44.8 million for the year ended December 31, 2012 from $35.3 million for the year ended December 31, 2011 primarily due to PST’s product development expenses which were $8.4 million for the year ended December 31, 2012.

At December 31, 2012 and December 31, 2011, we maintained cash and cash equivalents balances of $44.6 million and $78.7 million, respectively. Our cash balance at December 31, 2011 included $19.8 million which was used to pay for a portion of the acquisition of the additional interest in PST on January 5, 2012. As discussed in Note 4 to the consolidated financial statements, we had $38.0 million in borrowings outstanding on our asset-based credit facility (the “Credit Facility”) at December 31, 2011. There were no borrowings outstanding on the Credit Facility at December 31, 2012. We had undrawn borrowing capacity of $74.1 million and $29.5 million at December 31, 2012 and 2011, respectively.

Outlook

The North American commercial vehicle market weakened during 2012. We expect continued softness in the commercial vehicle market to be offset by an expected increase in sales to a significant customer in that market which will benefit our Wiring segment in 2013. If actual production is lower than forecasted it will negatively affect our Wiring segment.

The improvement in the North American automotive vehicle market had a favorable effect on our Control Devices segment’s results. North American automotive vehicle production was 15.4 million units for 2012. For 2013, this production volume is forecasted to be in the range of 15.4 million to 15.9 million units. If this forecasted increase in production volume occurs it will favorably affect our Control Devices segment.

Our European commercial vehicle market sales which were flat in 2012 are expected to improve during 2013. If actual production is lower than forecasted it will negatively affect our Electronics segment.

Agricultural vehicle sales increased during 2012 when compared to 2011, which favorably affected our Wiring segment. We believe that this market will continue to improve during 2013.

Our PST segment revenues are expected to be consistent with 2012 and will benefit from an expected modest economic recovery in Brazil.

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

Year Ended December 31, 2012 Compared To Year Ended December 31, 2011

Consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

					Dollar
					increase /
Years ended December 31	2012		2011		(decrease)

Net sales	$938,513	100.0%	$765,373	100.0%	$173,140

Costs and Expenses:
Cost of goods sold	713,869	76.1	618,596	80.8	95,273
Selling, general and administrative	195,915	20.8	128,306	16.8	67,609
Goodwill impairment charge	-	-	4,945	0.6	(4,945)

Operating income	28,729	3.1	13,526	1.8	15,203

Interest expense, net	20,033	2.1	17,234	2.3	2,799
Equity in earnings of investees	(760)	(0.1)	(10,034)	(1.3)	9,274
Gain on previously held equity interest	-	-	(65,372)	(8.5)	65,372
Other expense, net	4,896	0.6	56	-	4,840

Income before income taxes	4,560	0.5	71,642	9.3	(67,082)

Provision for income taxes	812	0.1	26,105	3.4	(25,293)

Net income	3,748	0.4	45,537	5.9	(41,789)

Net loss attributable to noncontrolling interest	(1,613)	(0.2)	(3,820)	(0.5)	2,207

Net income attributable to Stoneridge, Inc.	$5,361	0.6%	$49,357	6.4%	$(43,996)

Net Sales. Net sales for our reportable segments, excluding inter-segment sales are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Years ended December 31	2012		2011		(decrease)	(decrease)

Electronics	$164,196	17.5%	$180,508	23.6%	$(16,312)	(9.0)%
Wiring	326,048	34.7	325,549	42.5	499	0.2%
Control Devices	267,859	28.6	259,316	33.9	8,543	3.3%
PST	180,410	19.2	-	-	180,410	NM
Total net sales	$938,513	100.0%	$765,373	100.0%	$173,140	22.6%

NM – Not meaningful

Our Electronics segment sales decreased primarily due to a decrease in our European automotive product sales and an unfavorable foreign currency translation of approximately $5.5 million related to our European operations during 2012 when compared to 2011.

Our Wiring segment sales were consistent with 2011 as volume increases in the North American agricultural vehicle market were offset by volume decreases in our commercial vehicle products primarily related to a significant customer.

Our Control Devices segment sales increased due to higher volume in our served markets by approximately $6.4 million during 2012 when compared to the prior year. In particular, volume increases in the North American automotive vehicle and commercial vehicle markets were approximately $4.3 million and $2.1 million, respectively.

Our PST segment had revenue of $180.4 million for the year ended December 31, 2012. PST revenues were negatively impacted by a weakened Brazilian economy and an unfavorable foreign currency translation.

Net sales by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Years ended December 31	2012		2011		(decrease)	(decrease)
North America	$611,756	65.2%	$601,490	78.6%	$10,266	1.7%
South America	180,410	19.2	-	-	180,410	NM
Europe and other	146,347	15.6	163,883	21.4	(17,536)	(10.7)%
Total net sales	$938,513	100.0%	$765,373	100.0%	$173,140	22.6%

The North American geographic location consists of the results of our operations in the United States and Mexico.

The increase in North American net sales for the year ended December 31, 2012 was primarily attributable to increased sales volume in our North American agricultural vehicle market of $23.5 million, partially offset by lower commercial vehicle sales volume of $17.4 million primarily related to a significant customer. Our net sales in South America were due to the acquisition of a controlling interest in PST such that its revenues were consolidated during 2012. Our decrease in net sales in Europe and Other was primarily due to decreased sales volume of European automotive vehicle market products and unfavorable foreign currency translation of approximately $5.3 million in comparison to the prior year.

Cost of Goods Sold. Cost of goods sold increased by $95.3 million primarily due to the consolidation of PST, which had cost of goods sold of $108.9 million for the year ended December 31, 2012 which included purchase accounting inventory costs of $3.2 million and business realignment charges of $0.7 million. Cost of goods sold was favorably impacted by improved productivity, lower overhead costs and favorable changes to foreign exchange rates and commodity prices in our Wiring segment, partially offset by an unfavorable change in mix of products sold in our Control Devices segment.

Our gross margin increased by 4.7% to 23.9% for the year ended December 31, 2012 compared to 19.2% for the year ended December 31, 2011 primarily due to the consolidation of PST in our 2012 results, which had a gross margin of 39.6%. In addition, improvements in labor productivity, lower overhead resulting from lower premium freight costs and favorable fluctuations in foreign currency exchange rates favorably affected our gross margin.

Our Electronics segment gross margin decreased from 2011 primarily due to lower sales.

Our Wiring segment gross margin increased from 2011 despite consistent sales due to improvements in labor productivity, lower overhead primarily related to lower premium freight and favorable fluctuations in foreign currency exchange rates and certain commodity prices.

Our Control Devices segment gross margin declined despite higher sales primarily due to an unfavorable change in mix of products sold during 2012.

Selling, General and Administrative. SG&A expenses increased by $67.6 million for the year ended December 31, 2012 primarily due to the consolidation of PST in our 2012 results which had SG&A expenses of $70.9 million which included purchase accounting amortization of $5.7 million and business realignment charges of $0.9 million. Product development expenses included within SG&A increased by $9.5 million to $44.8 million for the year ended December 31, 2012 from $35.3 million for the year ended December 31, 2011 primarily due to PST’s product development expenses which were $8.4 million for the year ended December 31, 2012.

In response to a change in customer demand, the PST segment incurred business realignment charges of $1.6 million for the year ended December 31, 2012, of which $0.9 was recorded in SG&A expenses with the remainder recorded in cost of goods sold. The charges consist primarily of severance costs related to workforce reductions.

Costs incurred for the Electronics segment during the years ended December 31, 2012 and 2011 related to restructuring initiatives for contract termination costs in connection with our cancelled lease in Mitcheldean, United Kingdom. The Company continued negotiations in regards to this lease and recorded additional amounts to reflect the expected costs to be paid until a settlement agreement was finalized to modify the terms of and the obligation associated with the property in the third quarter of 2012. The settlement and related obligation was consistent with previous estimates. Restructuring expenses that were general and administrative in nature were included in the Company’s consolidated statements of operations as a component of SG&A expenses for the years ended December 31, 2012 and 2011. In connection with the restructuring initiative, the Company recorded restructuring charges during the year ended December 31, 2012 and 2011 of $0.3 million and $1.0 million, respectively, as part of SG&A expense.

Restructuring and business realignment charges, general and administrative in nature, recorded by reportable segment during the year ended December 31, 2012 were as follows (in thousands):

	Electronics	Wiring	Control Devices	PST	Total

Severance costs	$-	$-	$-	$917	$917
Contract termination costs	256	-	-	-	256
Total restructuring charges	$256	$-	$-	$917	$1,173

Restructuring charges, general and administrative in nature, recorded by reportable segment during the year ended December 31, 2011 were as follows (in thousands):

	Electronics	Wiring	Control Devices	Total

Contract termination costs	$951	$-	$-	$951
Total restructuring charges	$951	$-	$-	$951

All above restructuring charges result in cash outflows. Severance costs related to a reduction in workforce. Contract termination costs represent expenditures associated with long-term lease obligations that were cancelled as part of the restructuring initiatives.

Goodwill Impairment Charge. During the fourth quarter of 2011, we performed our annual goodwill impairment test. As a result, our goodwill related to Bolton Conductive Systems, LLC (“BCS”) was determined to be impaired and was partially written down. A goodwill impairment charge of $4.9 million was recorded during the year ended December 31, 2011. A portion of the goodwill impairment charge, $2.4 million, representing our minority partner’s ownership interest, was recognized as an increase in net loss attributable to noncontrolling interest on the consolidated statement of operations for the year ended December 31, 2011. We recognized the goodwill impairment charge within our Wiring reportable segment. The goodwill impairment charge was due to a reduction in military and defense related spending by customers since the acquisition of BCS.

Interest Expense, net. Interest expense, net increased by $2.8 million during 2012 when compared to the same period in the prior year primarily due to interest on PST’s debt, which was $2.4 million for the year ended December 31, 2012, and a higher Credit Facility average outstanding balance during 2012.

Equity in Earnings of Investees. Equity earnings of investees decreased by $9.3 million which was primarily due to the acquisition of the controlling interest in PST as of December 31, 2011. Prior to the acquisition, PST was an unconsolidated joint venture accounted for under the equity method of accounting. As of and for the year ended December 31, 2012, PST is a consolidated subsidiary of the Company. Equity earnings for PST were $8.8 million for the year ended December 31, 2011. Equity earnings for Minda decreased by $0.4 million to $0.8 million for the year ended December 31, 2012 from $1.2 million for the year ended December 31, 2011. This decrease was primarily due to an unfavorable change in the foreign exchange rates in 2012 compared to 2011.

Gain on Previously Held Equity Interest. As a result of obtaining a controlling interest in PST on December 31, 2011, the Company’s previously held equity interest in PST of 50% was remeasured to an acquisition date fair value. As a result, we recognized a one-time non-cash gain of $65.4 million related to the acquisition.

Other Expense, net. Other expense, net was $4.9 million for the year ended December 31, 2012 compared to $0.1 million for the year ended December 31, 2011. We record certain foreign currency transaction and forward currency hedge contract gains and losses as a component of other expense, net on the consolidated statement of operations. Our results for the year ended December 31, 2012 were unfavorably affected due to the volatility in certain foreign exchange rates between periods compared to the year ended December 31, 2011. The majority of the increase in other expense, net relates to the foreign currency translation losses, predominantly for PST’s U.S. dollar denominated debt during 2012.

Income Before Income Taxes. Income (loss) before income taxes is summarized in the following table by reportable segment (in thousands):

			Dollar	Percent
			increase /	increase /
Years ended December 31	2012	2011	(decrease)	(decrease)

Electronics	$10,049	$14,743	$(4,694)	(31.8)%
Wiring	(289)	(17,119)	16,830	98.3%
Control Devices	15,048	17,145	(2,097)	(12.2)%
PST - consolidated	(4,985)	-	(4,985)	NM
PST - equity in earnings of investee	-	8,805	(8,805)	NM
Other corporate activities (A)	635	63,461	(62,826)	NM
Corporate interest expense	(15,898)	(15,393)	(505)	(3.3)%
Income before income taxes (A)	$4,560	$71,642	$(67,082)	(93.6)%

NM – not meaningful

(A) Includes $65.4 million due to a one-time non-cash pre-tax gain on previously held equity interest from the PST acquisition of controlling interest for the year ended December 31, 2011.

The decrease in income before taxes in the Electronics reportable segment was primarily due to lower sales and was partially offset by lower SG&A expenses.

The lower loss before income taxes in the Wiring reportable segment was due to improvements in labor productivity, lower overhead including lower premium freight, favorable fluctuations in foreign currency exchange rates and certain commodity prices. The improvement in labor productivity and premium freight that positively affected our results for the year ended December 31, 2012 was $6.5 million. The decreases in foreign exchange rates and certain commodity prices also positively impacted our results by approximately $5.9 million and $1.0 million, respectively.

The decrease in income before income taxes in our Control Devices segment during the year ended December 31, 2012 when compared to the same period in the prior year was due to a change in mix of products sold, which more than offset the increase in sales.

Income before income taxes at PST for the year ended December 31, 2012 incorporates 100% of PST’s pre-tax earnings which included depreciation and amortization of the purchase accounting adjustments related to inventory, property and equipment and finite lived intangibles of $9.2 million and business realignment charges of $1.6 million. PST’s performance was negatively impacted by lower sales as a result of a weakened Brazilian economy, an unfavorable mix of products sold and an unfavorable change in foreign currency translation, while benefiting from lower operating costs associated with the business realignment initiative that occurred in the second quarter of 2012. Income before income taxes at PST for the year ended December 31, 2011 included only our 50% portion of PST’s after-tax earnings.

The decrease in income before income taxes from Other corporate activities was primarily due to the one-time non-cash gain on previously held equity interest of $65.4 million related to the acquisition of controlling interest in PST which occurred during the year ended December 31, 2011.

Income before income taxes by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Years ended December 31	2012		2011		(decrease)	(decrease)

North America	$6,287	137.9%	$65,167	91.0%	$(58,880)	(90.4)%
South America	(4,985)	(109.3)	8,805	12.3	(13,790)	(156.6)%
Europe and other	3,258	71.4	(2,330)	(3.3)	5,588	239.8%
Income before income taxes	$4,560	100.0%	$71,642	100.0%	$(67,082)	(93.6)%

Our North American results declined as a result of the one-time non-cash gain of $65.4 million related to the acquisition of controlling interest in PST which occurred during the year ended December 31, 2011. Offsetting this decrease were lower operating costs related to improved labor productivity, lower overhead including lower premium freight and favorable changes in foreign currency exchange rates and commodity prices, primarily the Mexican peso and copper, during the year ended December 31, 2012 as compared to 2011. North American income before income taxes includes interest expense, net of approximately $15.7 million and $15.5 million for the years ended December 31, 2012 and 2011, respectively.

Our South American results are composed entirely of our PST segment. Our South American results include all of PST’s pre-tax earnings for the year ended December 31, 2012 while only 50% of PST’s after-tax earnings are included for the year ended December 31, 2011 as PST was consolidated in the current period versus being an equity method investment in 2011. PST’s 2012 income before income taxes was negatively impacted by depreciation and amortization of purchase accounting adjustments totaling $9.2 million and business realignment charges of $1.6 million.

Our European and other results improved from the same period in 2011 due lower SG&A expenses offset by lower sales in the European automotive vehicle market.

Provision for Income Taxes. We recognized a provision for income taxes of $0.8 million, or 17.8% of our income before income taxes, and $26.1 million, or 36.4% of income before income taxes, for federal, state and foreign income taxes for 2012 and 2011, respectively. We continue to assert that it is more-likely-than-not that our U.S. and certain foreign deferred tax assets will not be realized and provides a valuation allowance offsetting federal, state and certain foreign deferred tax assets. The decrease in tax expense for the year ended December 31, 2012 compared to the same period for 2011 was primarily attributable to the tax provided in 2011 related to the gain recognized on the write-up to fair market value of the historic investment in PST. In addition, the overall tax expense related to the investment in PST was lower in 2012 as compared to 2011 due to the consolidation of PST effective December 31, 2011. Finally, the decrease in tax expense was partially offset by providing a valuation allowance against certain deferred tax assets related to our European operations in 2012. The effective tax rate for 2012 declined primarily due to the improvement in U.S. results which do not attract tax due to the valuation allowance.

Year Ended December 31, 2011 Compared To Year Ended December 31, 2010

Consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

					Dollar
					increase /
Years ended December 31	2011		2010		(decrease)

Net sales	$765,373	100.0%	$635,226	100.0%	$130,147

Costs and Expenses:
Cost of goods sold	618,596	80.8	489,670	77.1	128,926
Selling, general and administrative	128,306	16.8	122,032	19.2	6,274
Goodwill impairment charge	4,945	0.6	-	-	4,945

Operating income	13,526	1.8	23,524	3.7	(9,998)

Interest expense, net	17,234	2.3	21,780	3.4	(4,546)
Equity in earnings of investees	(10,034)	(1.3)	(10,346)	(1.6)	312
Loss on early extinguishment of debt	-	-	1,346	0.2	(1,346)
Gain on previously held equity interest	(65,372)	(8.5)	-		(65,372)
Other (income) expense, net	56	-	(1,280)	(0.2)	1,336

Income before income taxes	71,642	9.3	12,024	1.9	59,618

Provision for income taxes	26,105	3.4	678	0.1	25,427

Net income	45,537	5.9	11,346	1.8	34,191

Net loss attributable to noncontrolling interest	(3,820)	(0.5)	(184)	-	(3,636)

Net income attributable to Stoneridge, Inc.	$49,357	6.4%	$11,530	1.8%	$37,827

Net Sales. Net sales for our reportable segments, excluding inter-segment sales are summarized in the following table (in thousands):

					Dollar	Percent
Years ended December 31	2011		2010		increase	increase

Electronics	$180,508	23.6%	$139,414	21.9%	$41,094	29.5%
Wiring	325,549	42.5	258,216	40.7	$67,333	26.1%
Control Devices	259,316	33.9	237,596	37.4	21,720	9.1%
Total net sales	$765,373	100.0%	$635,226	100.0%	$130,147	20.5%

Our Electronics segment net sales were $180.5 million, an increase of $41.1 million when compared to the prior year due to increased volume in our served markets by approximately $32.5 million. The increase in net sales for our Electronics segment was primarily due to volume increases in our European commercial vehicle products. European commercial vehicle market net sales for the year ended December 31, 2011 increased by approximately $25.9 million, or 24.2%. Our Electronics net sales benefited from volume increases in the agricultural and automotive vehicle markets during the year ended December 31, 2011 when compared to the prior year. In addition, the Electronics segment net sales were favorably affected by European foreign currency fluctuations of approximately $11.4 million for the year ended December 31, 2011 when compared to the prior year.

Our Wiring segment net sales were $325.5 million for the year ended December 31, 2011, a $67.3 million increase when compared to the prior year due to volume increases in our North American commercial vehicle products. Commercial vehicle market net sales for the year ended December 31, 2011 increased by approximately $43.4 million, or 25.6%. Net sales within our Wiring segment also increased by approximately $22.9 million, or 26.4% during the year ended December 31, 2011 when compared to the prior year due to higher agricultural vehicle market sales.

Our Control Devices segment net sales of $259.3 million increased by $21.7 million compared to the prior year due to increased volume in our served markets by approximately $15.1 million. The increase in net sales for our Control Devices segment was primarily attributable to volume increases at our major customers in the North American automotive vehicle market, which increased by 9.9% during the year ended December 31, 2011 when compared to the year ended December 31, 2010. Our Control Devices net sales were approximately $5.5 million and $3.6 million higher for the year ended December 31, 2011, when compared to the prior year, as a result of volume increases within the commercial and agricultural vehicle markets, respectively. In addition, volume increases within the North American automotive vehicle market of our Control Devices segment increased net sales for the year ended December 31, 2011 by approximately $0.4 million when compared to the prior year. Our Control Devices segment net sales also increased due to increases in net new business mostly related to our emissions sensors for the commercial vehicle market.

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

The increase in North American net sales was primarily attributable to increased sales volume in our North American commercial and agricultural vehicle markets. These increased volume levels had a positive effect on our net sales for the year ended December 31, 2011 of $50.3 million and $26.5 million for our North American commercial and agricultural vehicle markets, respectively. Our increase in North American net sales was also favorably affected by net new business of wiring products during the current period. Our increase in net sales outside of North America was primarily due to increased sales of European commercial vehicle market products, which had a positive effect on our net sales for the year ended December 31, 2011 of approximately $25.9 million. In addition, our 2011 net sales outside of North America were positively affected by foreign currency fluctuations of approximately $11.6 million.

Cost of Goods Sold. Although we benefited from increased sales during 2011 when compared to 2010, our increase in cost of goods sold outpaced our increase in net sales on a percentage basis. The primary drivers of the increase in cost of goods sold as a percent of net sales are certain unfavorable foreign exchange rates, higher commodity prices and operating inefficiencies, within our Wiring segment. The unfavorable movement in the Mexican peso compared to the U.S. dollar negatively affected our 2011 gross margin. This negative foreign currency exposure has increased our cost of goods sold by approximately $6.2 million during the year ended December 31, 2011. Commodity prices, principally copper, have fluctuated significantly from the prior year, which had a negative impact of approximately $4.4 million during the year ended December 31, 2011. Our gross margin percentage was further negatively impacted by the increase in volume in 2011, resulting in higher copper purchases as the increase in copper prices outpaced our increase in net sales. Also, during the year ended December 31, 2011 we experienced operating inefficiencies, primarily in the form of unfavorable labor variances and premium freight charges in order to meet customer demands. Labor inefficiencies (overtime and additional headcount) at our Wiring segment negatively affected our results by approximately $4.9 million. Premium freight charges between the periods presented increased by approximately $2.2 million. Our material cost as a percentage of net sales for our Wiring segment for the years ended December 31, 2011 and 2010 was 65.0% and 61.9%, respectively. This increase is largely due to copper volatility during 2011. Material cost as a percentage of net sales for our Electronics segment for the years ended December 31, 2011 and 2010 was 55.1% and 54.7%, respectively. Our materials cost as a percentage of sales for the Control Devices segment increased from 52.7% for 2010 to 55.6% for the year ended December 31, 2011. The increase in direct materials as a percentage of net sales for the Control Devices segment is primarily a result of higher commodity prices incurred, principally precious metals, rare earth magnets and resins, during 2011.

Selling, General and Administrative. Our SG&A expenses decreased as a percentage of net sales due to the increase in net sales recognized in the current year when compared to the prior year. Included within SG&A expenses for the year ended December 31, 2011 is $0.8 million within our Wiring reportable segment related to an impairment charge for certain capitalized software costs that were determined to no longer represent a future realizable benefit. In addition, we recognized $0.8 million of acquisition related costs during the year ended December 31, 2011 related to the PST acquisition. SG&A expenses were also higher due to the increased incentive compensation expenses due to the achievement of EPS targets resulting from the gain recognized on our previously held equity interest in PST. Product development expenses included in SG&A were $35.3 million and $37.6 million for 2011 and 2010, respectively. These product development costs, net of amounts reimbursed by customers, are primarily a result of our customers’ new product launches scheduled in the near term.

Costs incurred during the year ended December 31, 2011 related to restructuring initiatives amounted to approximately $1.0 million and were related to contract termination costs in connection with our cancelled lease in Mitcheldean, United Kingdom. During 2011, the Company continued negotiations in regards to this lease and recorded additional amounts to reflect the expected costs to be paid under the currently proposed modified lease terms. Restructuring charges for the year ended December 31, 2010 were approximately $0.3 million and were comprised of one-time termination benefits and contract termination costs. These restructuring actions were in response to the depressed conditions in the European and North American commercial vehicle markets as well as the North American automotive vehicle market. Restructuring expenses that were general and administrative in nature were included in the Company’s consolidated statements of operations as a component of SG&A expenses for the years ended December 31, 2011 and 2010.

Restructuring charges, general and administrative in nature, recorded by reportable segment during the year ended December 31, 2011 were as follows (in thousands):

	Electronics	Wiring	Control Devices	Total

Contract termination costs	$951	$-	$-	$951
Total general and administrative restructuring charges	$951	$-	$-	$951

Restructuring charges, general and administrative in nature, recorded by reportable segment during the year ended December 31, 2010 were as follows (in thousands):

	Electronics	Wiring	Control Devices	Total

Severance costs	$183	$-	$-	$183
Contract termination costs	121	-	-	121
Total general and administrative restructuring charges	$304	$-	$-	$304

All restructuring charges result in cash outflows. Severance costs related to a reduction in workforce. Contract termination costs represent expenditures associated with long-term lease obligations that were cancelled as part of the restructuring initiatives.

Goodwill Impairment Charge. During the fourth quarter of 2011, we performed our annual goodwill impairment test. As a result, our goodwill related to Bolton Conductive Systems, LLC (“BCS”) was determined to be impaired and was partially written down. A goodwill impairment charge of $4.9 million was recorded during the year ended December 31, 2011. A portion of the goodwill impairment charge, $2.4 million, representing our minority partner’s ownership interest, was recognized as an increase in net loss attributable to noncontrolling interest on the consolidated statement of operations for the year ended December 31, 2011. We recognized the goodwill impairment charge within our Wiring reportable segment. The goodwill impairment charge was due to a reduction in military and defense related spending by customers since the acquisition of BCS.

Interest Expense, net. The decrease in interest expense, net during the year ended December 31, 2011 when compared to the prior year is due to the refinancing of our senior secured notes and our entering into a fixed to variable interest rate swap agreement (the “Swap”) during the fourth quarter of 2010. Our interest expense was approximately $4.9 million lower during the current year as a result of the refinancing and the lower interest rate in effect based on the Swap.

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

Gain on Previously Held Equity Interest. As a result of obtaining a controlling interest in PST on December 31, 2011, the Company’s previously held equity interest in PST of 50% was remeasured to an acquisition date fair value. As a result, we recognized a one-time non-cash gain of $65.4 million in 2011 related to the acquisition.

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

Income Before Income Taxes. Income (loss) before income taxes is summarized in the following table by reportable segment (in thousands):

			Dollar	Percent
			increase /	increase /
Years ended December 31	2011	2010	(decrease)	(decrease)

Electronics (A)	$14,743	$5,295	$9,448	178.4%
Wiring	(17,119)	4,177	(21,296)	(509.8)%
Control Devices (A)	17,145	16,350	795	4.9%
PST - equity in earnings of investee	8,805	9,490	(685)	(7.2)%
Other corporate activities (A)	63,461	(3,125)	66,586	2,130.8%
Corporate interest expense	(15,393)	(20,163)	4,770	23.7%
Income before income taxes (B)	$71,642	$12,024	$59,618	495.8%

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

(B) Includes a $65.4 million one-time non-cash pre-tax gain on previously held equity interest from the acquisition of controlling interest in PST in 2011.

The increase in profitability in our Electronics segment during the year ended December 31, 2011 when compared to the prior year was primarily due to increased sales volume which favorably affected our net sales by approximately $32.5 million.

Although net sales within our Wiring segment increased during the year ended December 31, 2011 when compared to the prior year, our income before income taxes declined between periods.  The decrease in profitability was primarily due to certain unfavorable foreign exchange rates, higher commodity prices and operating inefficiencies. An unfavorable movement in the Mexican peso to the U.S. dollar and higher commodity costs resulting from increasing copper prices negatively affected earnings by $6.2 million and $4.4 million, respectively. We experienced operating inefficiencies primarily in the form of unfavorable labor variances and premium freight charges in order to meet higher levels of customer demand. Labor efficiency variances and premium freight charges were higher than the prior period by $4.9 million and $2.3 million, respectively.

The increase in profitability in the Control Devices reportable segment was primarily due to increased sales volume for the year ended December 31, 2011 when compared to the year ended December 31, 2010. Volume increases favorably affected our net sales within the Control Devices segment by approximately $15.1 million for the year ended December 31, 2011 when compared to the prior year.

The increase in income before income taxes from other corporate activities was due to the one-time non-cash gain on previously held equity interest of $65.4 million from the acquisition of a controlling interest in PST in 2011.

Income before income taxes by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
Years ended December 31	2011		2010		increase	increase

North America (A)	$65,167	91.0%	$9,834	81.8%	$55,333	562.7%
Europe and other (A)	6,475	9.0	2,190	18.2	4,285	195.7%
Income before income taxes	$71,642	100.0%	$12,024	100.0%	$59,618	495.8%

(A) Income before income taxes for the year ended December 31, 2010 excludes the impact of placing SPL into administration. As a result of placing SPL into administration, we recognized a gain within Europe and other and a loss within North America of $32,430. These gains and losses were primarily the result of eliminating SPL's intercompany debt and equity structure.

The increase in profitability in North America was primarily due to the one-time non-cash gain of $65.4 million related to the acquisition of controlling interest in PST. Increased volume in the North American commercial and agricultural vehicle markets during the year ended December 31, 2011 as compared to the prior year also had a favorable affect on our profitability. More than offsetting the higher sales levels were higher commodity prices, certain unfavorable foreign exchange rates and operating inefficiencies each discussed above. North America income before income taxes includes interest expense, net of approximately $15.5 million and $21.6 million for the year ended December 31, 2011 and 2010, respectively.

Our results in Europe and other were favorably affected by increased European commercial vehicle market sales during 2011.

Provision for Income Taxes. We recognized a provision for income taxes of $26.1 million, or 36.4% of our income before income taxes, and $0.7 million, or 5.6% of income before income taxes, for federal, state and foreign income taxes for 2011 and 2010, respectively. The Company continues to conclude that it is more-likely-than-not that our deferred tax assets will not be realized and provides a valuation allowance offsetting federal, state and certain foreign deferred tax assets. The increase in tax expense for the year ended December 31, 2011 compared to the same period for 2010 was primarily attributable to the tax expense related to the gain on the remeasurement to fair value of the previously held equity investment in PST from the acquisition of controlling interest. Excluding the tax on this gain, 2011 tax expense increased compared to 2010 due to the improved performance of our European operations. In addition, 2010 tax expense included a tax benefit for the reversal of a deferred tax liability related to our UK operations that was previously included as a component of accumulated other comprehensive income within shareholders’ equity.

Liquidity and Capital Resources

Summary of Cash Flows for the years ended December 31, 2012 and 2011 (in thousands):

			Dollar
			increase /
	2012	2011	(decrease)

Net cash provided by (used for):
Operating activities	$75,545	$921	$74,624
Investing activities	(45,610)	(29,783)	(15,827)
Financing activities	(65,475)	37,522	(102,997)
Effect of exchange rate changes on cash and cash equivalents	1,364	(1,903)	3,267
Net change in cash and cash equivalents	$(34,176)	$6,757	$(40,933)

The increase in cash provided by operating activities for the year ended December 31, 2012 from the year ended December 31, 2011 was primarily due to higher depreciation and amortization charges in 2012 due to the consolidation of PST and a reduction in accounts receivable and inventory balances of $60.9 million. Our cash used in operating activities for the year ended December 31, 2011 was negatively affected by higher accounts receivable and inventory balances.  Our receivable terms and collections rates have remained consistent between periods presented.

The increase in net cash used for investing activities relates to cash disbursements in conjunction with the acquisition of controlling interest in PST of $19.8 million in 2012 compared to $7.3 million in 2011. In 2011, we received proceeds of $3.9 million from the sale of our former Sarasota facility.

The increase in net cash used for financing activities was primarily due to payments made on the Credit Facility and the PST term notes during 2012 compared to Credit Facility borrowings to finance the acquisition of controlling interest in PST in 2011.

Summary of Cash Flows for the years ended December 31, 2011 and 2010 (in thousands):

			Dollar
			increase /
	2011	2010	(decrease)

Net cash provided by (used for):
Operating activities	$921	$13,851	$(12,930)
Investing activities	(29,783)	(18,518)	(11,265)
Financing activities	37,522	(14,029)	51,551
Effect of exchange rate changes on cash and cash equivalents	(1,903)	(1,237)	(666)
Net change in cash and cash equivalents	$6,757	$(19,933)	$26,690

The decrease in cash provided by operating activities for the year ended December 31, 2011 from December 31, 2010 was primarily due to working capital requirements. Our cash provided by operating activities for 2011 was negatively affected by higher accounts receivable and inventory balances for our Wiring and Control Devices segments.  Our higher working capital account balances at December 31, 2011 were primarily attributable to the higher sales volume in the year.  Our receivable terms and collections rates have remained consistent between periods presented.  In addition to higher sales levels, we maintained higher inventory levels due to production inefficiencies at our North American wiring locations and the start-up of our Saltillo facility. We expect that our working capital requirements will remain proportionate to our revenue levels.

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

The increase in net cash provided by financing activities was primarily due to cash received from borrowings on the Credit Facility, the BCS master revolving note (the “BCS Revolver”), the term loan made to our subsidiary located in Suzhou, China (“Suzhou”) and the term loans related to PST. The $38.0 million borrowing under the Credit Facility was used to fund our purchase of an additional 24% interest in PST and to fund our working capital requirements as a result of increased sales.

The following table summarizes our future cash outflows resulting from financial contracts and commitments, as of December 31, 2012 (in thousands):

		Less than			After 5
	Total	1 year	2-3 years	4-5 years	years
Debt	$201,321	$18,925	$2,551	$177,423	$2,422
Operating leases	19,850	6,437	8,624	3,251	1,538
Total contractual obligations	$221,171	$25,362	$11,175	$180,674	$3,960

Management will continue to focus on reducing its weighted-average cost of capital and believes that cash flows from operations and the availability of funds from our Credit Facility will provide sufficient liquidity to meet our future growth and operating needs.

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

As outlined in Note 6 to our consolidated financial statements, our Credit Facility permits borrowing up to a maximum level of $100.0 million. This facility provides us with lower borrowing rates and allows us the flexibility to refinance other outstanding debt. During the year ended December 31, 2012, we made payments totaling $38.0 million on the Credit Facility. At December 31, 2012, there were no borrowings outstanding. The available borrowing capacity on our Credit Facility is based on eligible current assets, as defined. At December 31, 2012, we had undrawn borrowing capacity of $74.1 million based on eligible current assets. The Credit Facility contains financial performance covenants which would only constrain our borrowing capacity if our undrawn availability falls below $20.0 million. However, restrictions do include limits on capital expenditures, operating leases, dividends and investment activities in a negative covenant which limits investment activities to $15.0 million minus certain guarantees and obligations. The Company was in compliance with all covenants at December 31, 2012. The covenants included in our Credit Facility to date have not and are not expected to have an impact on our financing flexibility.

The BCS Revolver permits borrowing up to a maximum level of $3.0 million. On September 28, 2012, BCS amended the BCS Revolver to extend the maturity date to September 27, 2013 and maintained the interest rate at the prime referenced rate plus a margin of 2.0%, which is payable monthly. The available borrowing capacity on the BCS Revolver is based on an advanced formula, as defined. At December 31, 2012, BCS had no borrowing capacity based on the advanced formula. At December 31, 2012, BCS had approximately $1.2 million in borrowings outstanding on the BCS Revolver, which is included on the consolidated balance sheet as a component of current portion of long-term debt.  At December 31, 2012 the interest rate on the BCS Revolver was 5.25%.  The Company is a guarantor as it relates to the BCS Revolver.

The term loan for our Suzhou, China subsidiary is in the amount of 9.0 million Chinese yuan, which was approximately $1.4 million at December 31, 2012, and is included on the consolidated balance sheet as a component of current portion long-term debt. The term loan matures in August 2013. Interest is payable monthly at the one-year lending rate published by The People’s Bank of China multiplied by 125.0%. At December 31, 2012, the interest rate on the term loan was 7.5%.

PST maintains several term loans used for working capital purposes. During the year ended December 31, 2012 we reduced outstanding borrowings by $29.7 million. At December 31, 2012, there was $24.3 million remaining in borrowings outstanding on these loans.  Of the outstanding borrowings, $17.0 million is to be paid in 2013 and is included on the December 31, 2012 consolidated balance sheet as a component of current portion of long-term debt.  The balance of $7.3 million is included on the December 31, 2012 consolidated balance sheet as a component of long-term debt and is comprised of $1.2 million that matures in 2014, with subsequent annual maturities of approximately $1.2 million through 2019.  Depending on the specific loan, interest is payable either monthly or annually. The term loans due in the next twelve months have fixed interest rates ranging from 3.65% to 15.6%, while the long-term loans have a fixed interest rate of 4.0%. As of December 31, 2012 and December 31, 2011, PST was in compliance with all loan covenants.

The Company’s wholly owned subsidiary located in Stockholm, Sweden, has an overdraft credit line which allows overdrafts on the subsidiary’s bank account up to a maximum level of 20.0 million Swedish krona, or $3.1 million, at December 31, 2012. At December 31, 2012, there were no overdrafts on the bank account.

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

Our future results could be unfavorably affected by increased commodity prices, specifically copper. Copper prices fluctuated during 2011 and have continued to fluctuate in 2012.  We entered into fixed price commodity contracts for a portion of our 2012 and 2013 copper purchases and have a portion of our 2013 sales subject to copper surcharge billings which would mitigate a portion of any raw material cost increases. Our 2013 results could also be adversely affected by unfavorable foreign currency exchange rates. We have significant foreign denominated transaction exposure in certain locations, especially in Mexico, Sweden and Brazil. We have entered into foreign currency forward contracts to reduce our exposure related to the Mexican peso.

We have significant U.S. federal income tax net operating loss carryforwards and research credit carryforwards. The Internal Revenue Code of 1986, as amended (the “Code”), imposes an annual limitation on the ability of a corporation that undergoes an “ownership change” to use its net operating loss and credit carryforwards to reduce its tax liability. During the fourth quarter of 2010 we undertook a secondary offering. As a result of the secondary offering a substantial change in our ownership occurred and we experienced an ownership change pursuant to Section 382 of the Code. There was no impact to current or deferred income taxes resulting from the ownership change.

At December 31, 2012, we had a cash and cash equivalents balance of approximately $44.6 million, of which $23.8 million was held domestically and $20.8 million was held in foreign locations. Our cash balance was not restricted at December 31, 2012.

Seasonality

Our Electronics, Wiring and Control Devices segments are not typically materially impacted by seasonality, however the demand for our PST segment consumer products is typically higher in the second half of the year, the fourth quarter in particular.

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

Revenue Recognition and Sales Commitments. We recognize revenues from the sale of products, net of actual and estimated returns of products sold based on historical authorized returns, at the point of passage of title, which is either at the time of shipment or upon customer receipt based on the terms of the sale. We often enter into agreements with our customers at the beginning of a given vehicle’s expected production life. Once such agreements are entered into, it is our obligation to fulfill the customers’ purchasing requirements for the entire production life of the vehicle. These agreements are subject to renegotiation, which may affect product pricing. In certain limited instances, we may be committed under existing agreements to supply products to our customers at selling prices which are not sufficient to cover the direct cost to produce such products. In such situations, we recognize losses immediately. There were no such significant instances of this in 2012. These agreements generally may also be terminated by our customers at any time.

On an ongoing basis, we receive blanket purchase orders from our customers, which include pricing terms. Purchase orders do not always specify quantities. We recognize revenue based on the pricing terms included in our purchase orders as our products are shipped to our customers. In certain instances, we may be asked to provide our customers with annual cost reductions as part of certain agreements. In addition, we have ongoing adjustments to our pricing arrangements with our customers based on the related content, the cost of our products and other commercial factors. Such pricing adjustments are recognized as they are negotiated with our customers.

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

Inventory Valuation. Inventories are valued at the lower of cost or market using the FIFO method for our Electronics, Wiring and Control Devices segments and average cost method for our PST segment. Where appropriate, standard cost systems are utilized for purposes of determining cost and the standards are adjusted as necessary to approximate actual costs. Estimates of the lower of cost or market value of inventory are determined based upon current economic conditions, historical sales quantities and patterns and, in some cases, the specific risk of loss on specifically identified inventories. We adjust our excess and obsolescence reserve at least on a quarterly basis.  Excess inventories are quantities of items that exceed anticipated sales or usage for a reasonable period.  We have guidelines for calculating provisions for excess inventories based on the number of months of inventories on hand compared to anticipated sales or usage.

Goodwill. Goodwill is tested for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The valuation methodologies employed by the Company use subjective measures including forward looking financial information and discount rates that directly impact the resulting fair values used to test the Company’s business units for impairment. We acquired controlling interest in PST on December 31, 2011 and based on the purchase price in excess of the fair value of net assets acquired goodwill was recorded. Our impairment testing performed in 2012 concluded that PST’s fair value exceeded its carrying value but not by a significant margin primarily due to the short duration since the acquisition date. See Note 2 to our consolidated financial statements for more information on our application of this accounting standard, including the valuation techniques used to determine the fair value of goodwill.

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

Income Taxes. Deferred income taxes are provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws and regulations. Our deferred tax assets include, among other items, net operating loss carryforwards and tax credits that can be used to offset taxable income in future periods and reduce income taxes payable in those future periods. These deferred tax assets begin to expire after December 31, 2025 and 2021, respectively.

Accounting standards requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This assessment requires significant judgment, and in making this evaluation, the Company considers available positive and negative evidence, including the potential to carryback net operating losses and credits, the future reversal of certain taxable temporary differences, actual and forecasted results, and tax planning strategies that are both prudent and feasible. Risk factors include the U.S. economic conditions affecting the U.S. automotive and commercial vehicle markets of which the Company has significant operations.

During the fourth quarter of 2008, the Company concluded that it was no longer more-likely-than-not that we would realize our U.S. deferred tax assets. As a result we provided a full valuation allowance, net of certain future reversing taxable temporary differences, with respect to our U.S. deferred tax assets. This conclusion has not changed through 2012. To the extent that realization of a portion or all of the tax assets becomes more-likely-than-not to be realized based on changes in circumstances a reversal of that portion of the deferred tax asset valuation allowance will be recorded.

The Company does not provide deferred income taxes on unremitted earnings of certain non-U.S. subsidiaries, which are deemed permanently reinvested.

Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board ("FASB") issued an accounting standards update requiring new disclosures about reclassifications from accumulated other comprehensive loss to net income. These disclosures may be presented on the face of the statements or in the notes to the consolidated financial statements. The standards update is effective for fiscal years beginning after December 15, 2012. We will adopt this standards update and revise our disclosure, as required, beginning with the first quarter of 2013.

In December 2011, the FASB issued an accounting standards update requiring new disclosures about financial instruments and derivative instruments that are either offset by or subject to an enforceable master netting arrangement or similar agreement. The standards update is effective for fiscal years beginning after December 15, 2012. We will adopt this standards update and revise our disclosure, as required, beginning with the first quarter of 2013.

Recently Adopted Accounting Standards

Effective January 1, 2012, we adopted an accounting standards update with new guidance on fair value measurement and disclosure requirements. This standard provides guidance on the application of fair value accounting where it is already required or permitted by other standards. This standard also requires additional disclosures related to transfers of financial instruments within the fair value hierarchy and quantitative and qualitative disclosures related to significant unobservable inputs. The adoption of this standard did not have a material impact on our consolidated financial statements.

Effective January 1, 2012, we adopted accounting standards updates with guidance on the presentation of other comprehensive income. These standards require an entity to either present components of net income and other comprehensive income in one continuous statement or in two separate but consecutive statements. Accordingly, we have presented net income and other comprehensive income in two consecutive statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

From time to time, we are exposed to certain market risks, primarily resulting from the effects of changes in interest rates. The face amount of our senior secured notes was $175.0 million at December 31, 2012. We currently have no borrowings outstanding on our asset-based Credit Facility at December 31, 2012. As discussed in Note 9 to our consolidated financial statements, we entered into a fixed-to-floating interest rate swap agreement (the “Swap”) with a notional amount of $45.0 million to hedge our exposure to fair value fluctuations on a portion of our senior secured notes. The Swap was designated as a fair value hedge of the fixed interest rate obligation under our $175.0 million 9.5% senior secured notes due October 15, 2017. Under the Swap, we pay a variable interest rate equal to the six-month London Interbank Offered Rate (“LIBOR”) plus 7.19% and we receive a fixed interest rate of 9.5%. The Swap requires semi-annual settlements on April 15 and October 15, which began on April 15, 2011. The critical terms of the Swap are aligned with the terms of the senior secured notes, including maturity of October 15, 2017, resulting in no hedge ineffectiveness. A hypothetical 10.0% favorable or adverse change in the LIBOR would not significantly affect our results of operations, financial position or cash flows.

Commodity Price Risk

Given the current economic climate and recent fluctuations in certain commodity costs, we currently are experiencing an increased risk, particularly with respect to the purchase of copper, zinc, resins and certain other commodities. In the past, we managed this risk through a combination of fixed price agreements, staggered short-term contract maturities and commercial negotiations with our suppliers and customers. In the future, if we believe that the terms of a fixed price agreement become beneficial to us, we will enter into another such instrument. We have sought to alleviate the impact of increasing commodity costs by including a material pass-through provision in our customer contracts whenever possible. We may also consider pursuing alternative commodities or alternative suppliers to mitigate this risk over a period of time. The recent volatility in certain commodity costs has negatively affected our operating results.

At December 31, 2012 we have several fixed price swap contracts totaling 2.4 million pounds of copper. These contracts settle from January 2013 to December 2013. The purpose of these contracts is to reduce our price risk as it relates to copper prices. We estimate that a hypothetical pre-tax gain (loss) in fair value from a 10.0% favorable or adverse change in the fair value of commodity prices would be approximately $0.6 million and $(1.1) million, respectively.

Foreign Currency Exchange Risk

We use derivative financial instruments, including foreign currency forward contracts, to mitigate our exposure to fluctuations in foreign currency exchange rates by reducing the effect of such fluctuations on foreign currency denominated intercompany transactions and other foreign currency exposures. As discussed in Note 9 to our consolidated financial statements, we have entered into foreign currency forward contracts that had a notional value of $49.1 million as of December 31, 2012. The purpose of these foreign currency contracts is to reduce exposure related to the Company’s euro-denominated receivables as well as to reduce exposure to future Mexican peso-denominated purchases. The estimated fair value of these contracts at December 31, 2012, per quoted market sources, was an asset of approximately $1.6 million. These foreign currency contracts expire during 2013. We do not expect the effects of this risk to be material in the future based on the current operating and economic conditions in the countries in which we operate.

A hypothetical pre-tax gain (loss) in fair value from a 10.0% favorable or adverse change in quoted currency exchange rates would be approximately $1.2 million or $(1.4) million for our euro-denominated receivables, as of December 31, 2012. A hypothetical pre-tax gain (loss) in fair value from 10.0% favorable or adverse change in quoted currency exchange rates would be approximately $3.5 million or $(4.3) million for the Company’s Mexican peso-denominated payables as of December 31, 2012. It is important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged. Therefore, a hypothetical pre-tax gain or loss in fair value from a 10.0% favorable or adverse change in quoted foreign currencies would not significantly affect our results of operations, financial position or cash flows.

We have significant operations in foreign locations. As a result we are subject to the risk of price fluctuations due to the effects of exchange rates on net sales, operating costs, assets and liabilities denominated in currencies other than the U.S. dollar, particularly the Mexican peso, euro, Swedish krona, British pound and Brazilian real. We estimate that a hypothetical 10.0% favorable or adverse change of the U.S. dollar relative to other currencies in 2013 would have a pre-tax translation favorable (unfavorable) effect of $5.6 million or $(2.7) million as of December 31, 2012.

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts	76

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Stoneridge, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Stoneridge, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule included in Item 15 (a) (2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stoneridge, Inc. and Subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stoneridge, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio
March 8, 2013

CONSOLIDATED BALANCE SHEETS

As of December 31 (in thousands)	2012	2011

ASSETS

Current assets:
Cash and cash equivalents	$44,555	$78,731
Accounts receivable, less reserves of $3,394 and $1,485, respectively	141,503	162,354
Inventories, net	96,032	120,482
Prepaid expenses and other current assets	28,964	27,897
Total current assets	311,054	389,464

Long-term assets:
Property, plant and equipment, net	119,147	124,944
Other Assets
Intangible assets, net	84,397	98,039
Goodwill	66,381	71,855
Investments and other long-term assets, net	11,712	11,193
Total long-term assets	281,637	306,031
Total assets	$592,691	$695,495

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of debt	$18,925	$44,246
Revolving credit facilities	1,160	39,181
Accounts payable	76,303	83,509
Accrued expenses and other current liabilities	57,081	90,994
Total current liabilities	153,469	257,930

Long-term liabilities:
Long-term debt, net	181,311	183,711
Deferred income taxes	59,819	67,721
Other long-term liabilities	4,258	5,494
Total long-term liabilities	245,388	256,926

Shareholders' equity
Preferred Shares, without par value, authorized 5,000 shares, none issued	-	-
Common Shares, without par value, authorized 60,000 shares, issued 28,433 and 27,097 shares and outstanding 27,913 and 26,222 shares at December 31, 2012 and 2011, respectively, with no stated value	-	-
Additional paid-in capital	184,822	170,775
Common Shares held in treasury, 520 and 875 shares at December 31, 2012 and 2011, respectively, at cost	(1,885)	(1,870)
Accumulated deficit	(22,902)	(28,263)
Accumulated other comprehensive loss	(10,282)	(9,615)
Total Stoneridge Inc. and subsidiaries shareholders' equity	149,753	131,027
Noncontrolling interest	44,081	49,612
Total shareholders' equity	193,834	180,639
Total liabilities and shareholders' equity	$592,691	$695,495

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31 (in thousands, except per share data)	2012	2011	2010

Net sales	$938,513	$765,373	$635,226

Costs and expenses:
Cost of goods sold	713,869	618,596	489,670
Selling, general and administrative	195,915	128,306	122,032
Goodwill impairment charge	-	4,945	-

Operating income	28,729	13,526	23,524

Interest expense, net	20,033	17,234	21,780
Equity in earnings of investees	(760)	(10,034)	(10,346)
Loss on early extinguishment of debt	-	-	1,346
Gain on previously held equity interest	-	(65,372)	-
Other expense (income), net	4,896	56	(1,280)

Income before income taxes	4,560	71,642	12,024

Provision for income taxes	812	26,105	678

Net income	3,748	45,537	11,346

Net loss attributable to noncontrolling interest	(1,613)	(3,820)	(184)

Net income attributable to Stoneridge, Inc.	$5,361	$49,357	$11,530

Earnings per share attributable to Stoneridge, Inc.:
Basic	$0.20	$2.04	$0.48
Diluted	$0.20	$2.00	$0.47

Weighted average shares outstanding:
Basic	26,377	24,181	23,946
Diluted	27,032	24,645	24,333

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31 (in thousands)	2012	2011	2010

Net income	$3,748	$45,537	$11,346
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(10,502)	(5,971)	(1,994)
Pension liability adjustments	(27)	-	5,089
Unrealized gain on marketable securities	-	16	8
Unrealized gain (loss) on derivatives	9,862	(7,722)	(1,710)
Other comprehensive income (loss), net of tax	(667)	(13,677)	1,393
Consolidated comprehensive income	3,081	31,860	12,739
Comprehensive loss attributable to noncontrolling interest	(1,613)	(3,820)	(184)
Comprehensive income attributable to Stoneridge, Inc.	$4,694	$35,680	$12,923

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31 (in thousands)	2012	2011	2010

OPERATING ACTIVITIES:
Net income	$3,748	$45,537	$11,346
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	28,519	18,847	19,070
Amortization, including accretion of debt discount	6,802	1,113	1,129
Deferred income taxes	(2,733)	23,938	(469)
Earnings of equity method investees, less dividends received	(760)	(10,034)	(4,889)
Gain on sale of fixed assets	(268)	(88)	(42)
Share-based compensation expense	4,890	4,423	2,661
Excess tax benefits from share-based payments	-	-	(395)
Asset impairments	-	807	-
Goodwill impairment charge	-	4,945	-
Loss on early extinguishment of debt	-	-	1,346
Gain on previously held equity interest	-	(65,372)	-
Changes in operating assets and liabilities -
Accounts receivable, net	19,466	(11,658)	(21,012)
Inventories, net	20,995	(9,895)	(12,307)
Prepaid expenses and other	1,772	(4,783)	(1,624)
Accounts payable	(7,282)	(23,879)	16,705
Accrued expenses and other	396	27,020	2,332
Net cash provided by operating activities	75,545	921	13,851

INVESTING ACTIVITIES:
Capital expenditures	(26,352)	(26,290)	(18,574)
Proceeds from sale of fixed assets	521	3,863	56
Capital contribution from noncontrolling interest	-	397	-
Business acquisitions, net of cash acquired	(19,779)	(7,753)	-
Net cash used for investing activities	(45,610)	(29,783)	(18,518)

FINANCING ACTIVITIES:
Extinguishment of senior notes	-	-	(183,000)
Proceeds from issuance of senior secured notes	-	-	170,625
Proceeds from issuance of other debt	22,146	1,408	690
Repayments of other debt	(48,327)	(968)	(278)
Revolving credit facility borrowings	21,579	38,993	8,389
Revolving credit facility payments	(59,600)	(554)	(8,335)
Other financing costs	-	(605)	(1,365)
Repurchase of shares to satisfy employee tax withholding	(1,273)	(752)	(826)
Excess tax benefits from share-based payments	-	-	395
Premiums related to early extinguishment of debt	-	-	(324)
Net cash provided by (used for) financing activities	(65,475)	37,522	(14,029)

Effect of exchange rate changes on cash and cash equivalents	1,364	(1,903)	(1,237)

Net change in cash and cash equivalents	(34,176)	6,757	(19,933)

Cash and cash equivalents at beginning of period	78,731	71,974	91,907

Cash and cash equivalents at end of period	$44,555	$78,731	$71,974

Supplemental disclosure of cash flow information:
Cash paid for interest	$20,317	$17,494	$20,755
Cash paid for income taxes, net	$4,345	$1,365	$1,213
Supplemental disclosure of non cash financing activities:
Change in fair value of interest rate swap	$1,134	$4,095	$(3,017)
Issuance of Common Shares for acquisition of additional PST interest	$10,197	$5,113	-

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands)	Number of Common Shares	Number of Treasury Shares	Additional paid-in capital	Common Shares held in treasury	Accumulated deficit	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total shareholders' equity

BALANCE, JANUARY 1, 2010	25,000	301	$158,748	$(292)	$(89,150)	$2,669	$4,492	$76,467

Net income (loss)	-	-	-	-	11,530	-	(184)	11,346
Pension liability adjustments	-	-	-	-	-	5,089	-	5,089
Unrealized gain on marketable securities	-	-	-	-	-	8	-	8
Unrealized loss on derivatives	-	-	-	-	-	(1,710)	-	(1,710)
Currency translation adjustments	-	-	-	-	-	(1,994)	-	(1,994)
Exercise of share options	26	-	266	-	-	-	-	266
Issuance of restricted Common Shares	667	-	-	-	-	-	-	-
Forfeited restricted Common Shares	(243)	243	-	-	-	-	-	-
Repurchased Common Shares for treasury	(57)	57	-	(826)	-	-	-	(826)
Share-based compensation matters	-	-	2,573	-	-	-	-	2,573

BALANCE, DECEMBER 31, 2010	25,393	601	161,587	(1,118)	(77,620)	4,062	4,308	91,219

Net income (loss)	-	-	-	-	49,357	-	(3,820)	45,537
Unrealized gain on marketable securities	-	-	-	-	-	16	-	16
Unrealized loss on derivatives	-	-	-	-	-	(7,722)	-	(7,722)
Currency translation adjustments	-	-	-	-	-	(5,971)	-	(5,971)
Business acquisition	647	-	5,113	-	-	-	48,727	53,840
Capital contribution from noncontrolling interest	-	-	-	-	-	-	397	397
Exercise of share options	19	-	194	-	-	-	-	194
Issuance of restricted Common Shares	437	-	-	-	-	-	-	-
Forfeited restricted Common Shares	(223)	223	-	-	-	-	-	-
Repurchased Common Shares for treasury	(51)	51	-	(752)	-	-	-	(752)
Share-based compensation matters	-	-	3,881	-	-	-	-	3,881

BALANCE, DECEMBER 31, 2011	26,222	875	170,775	(1,870)	(28,263)	(9,615)	49,612	180,639

Net income (loss)	-	-	-	-	5,361	-	(1,613)	3,748
Pension liability adjustments	-	-	-	-	-	(27)	-	(27)
Unrealized gain on marketable securities	-	-	-	-	-	-	-	-
Unrealized gain on derivatives	-	-	-	-	-	9,862	-	9,862
Currency translation adjustments	-	-	-	-	-	(10,502)	(3,918)	(14,420)
Business acquisition	1,294	-	10,197	-	-	-	-	10,197
Issuance of restricted Common Shares	653	(611)	-	-	-	-	-	-
Forfeited restricted Common Shares	(142)	142	-	-	-	-	-	-
Repurchased Common Shares for treasury	(114)	114	-	(15)	-	-	-	(15)
Share-based compensation matters	-	-	3,850	-	-	-	-	3,850

BALANCE, DECEMBER 31, 2012	27,913	520	$184,822	$(1,885)	$(22,902)	$(10,282)	$44,081	$193,834

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

On December 31, 2011, the Company completed the acquisition of an additional 24% controlling interest in PST Eletrônica Ltda. (“PST”). As a result, the Company now owns 74% of the outstanding equity of PST, which is a Brazil-based electronics system provider focused on electronic vehicle alarms, convenience accessories, vehicle tracking devices and monitoring services and in-vehicle audio and video devices, primarily for the South American automotive and motorcycle markets.

PST’s results for the year ended December 31, 2012 were consolidated such that 100% of PST’s operations were included in each line from sales through net income in the Company’s consolidated statement of operations with the 26% noncontrolling interest reduced in the net loss attributable to noncontrolling interest line.

Because a controlling interest in PST was not acquired until the close of business on December 31, 2011, the results for the year ended December 31, 2011 were accounted for as an unconsolidated joint venture under the equity method of accounting such that our 50% portion of PST’s after-tax earnings were included within equity in earnings of investees in the consolidated statement of operations.

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

Cash and Cash Equivalents

The Company’s cash equivalents are actively traded money market funds with short-term investments in marketable securities, primarily U.S. government securities. Cash equivalents are stated at cost, which approximates fair value, due to the highly liquid nature and short-term duration of the underlying securities.

Accounts Receivable and Concentration of Credit Risk

Revenues are principally generated from the commercial, automotive, agricultural, motorcycle and off-highway vehicle markets. The Company’s largest customers were Navistar International Corporation (“Navistar”) and Deere & Company (“Deere”), primarily related to the Wiring reportable segment, and accounted for the following percentages of consolidated net sales for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Navistar	18%	24%	24%
Deere	13%	15%	14%

Accounts receivable are recorded at the invoice price net of an estimate of allowance for doubtful accounts and other reserves.

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

Inventories

Inventories are valued at the lower of cost (using either the first-in, first-out (“FIFO”) or average cost methods) or market. The Company evaluates and adjusts as necessary its excess and obsolescence reserve on at least on a quarterly basis. Excess inventories are quantities of items that exceed anticipated sales or usage for a reasonable period. The Company has guidelines for calculating provisions for excess inventories based on the number of months of inventories on hand compared to anticipated sales or usage. Management uses its judgment to forecast sales or usage and to determine what constitutes a reasonable period. Inventory cost includes material, labor and overhead. Inventories consist of the following:

As of December 31	2012	2011

Raw materials	$64,340	$72,145
Work-in-progress	13,621	14,722
Finished goods	18,071	33,615
Total inventories, net	$96,032	$120,482

Inventory valued using the FIFO method was $57,004 and $64,441 at December 31, 2012 and 2011, respectively. Inventory valued using the average cost method was $39,028 and $56,041 at December 31, 2012 and 2011, respectively.

Pre-production costs related to long-term supply arrangements

Engineering, research and development and other design and development costs for products sold on long-term supply arrangements are expensed as incurred unless the Company has a contractual guarantee for reimbursement from the customer. Costs for molds, dies and other tools used to make products sold on long-term supply arrangements for which the Company either has title to the assets or has the noncancelable right to use the assets during the term of the supply arrangement are capitalized in property, plant and equipment and amortized to cost of sales over the shorter of the term of the arrangement or over the estimated useful lives of the assets, typically three to five years. Costs for molds, dies and other tools used to make products sold on long-term supply arrangements for which the Company has a contractual guarantee to lump sum reimbursement from the customer are capitalized as a component of prepaid expenses and other current assets within the consolidated balance sheets. The amounts recorded related to these pre-production costs as of December 31, 2012 and 2011 were $8,631 and $10,381, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and consist of the following:

As of December 31	2012	2011

Land and land improvements	$5,117	$5,254
Buildings and improvements	45,940	45,291
Machinery and equipment	196,003	177,434
Office furniture and fixtures	8,856	8,789
Tooling	71,045	69,719
Information technology	33,009	31,158
Vehicles	1,456	1,459
Leasehold improvements	3,560	3,416
Construction in progress	17,656	19,089
Total property, plant, and equipment	382,642	361,609
Less: accumulated depreciation	(263,495)	(236,665)
Property, plant and equipment, net	$119,147	$124,944

Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $28,519, $18,847 and $19,070, respectively. Depreciable lives within each property classification are as follows:

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

Impairment of Long-Lived or Finite-Lived Assets

The Company reviews its long-lived assets and identifiable intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment would be recognized when events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. Measurement of the amount of impairment may be based on appraisal, market values of similar assets or estimated undiscounted future cash flows resulting from the use and ultimate disposition of the asset. During the year ended December 31, 2011, the Company recorded an impairment charge of $807 in its Wiring reportable segment related to certain capitalized software costs that were determined to no longer represent a future realizable benefit. This charge is recorded in the consolidated statements of operations as a component of selling, general and administrative expenses. No impairment charges were recorded in 2012 or 2010 for long-lived or finite-lived intangible assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

Acquisitions

PST Eletrônica Ltda.

On December 31, 2011, the Company acquired a controlling interest in PST, by increasing its interest from 50% to 74%. Prior to the acquisition of the additional interest, the PST joint venture was accounted for under the equity method of accounting. On the date of acquisition of controlling interest, PST became a consolidated subsidiary and a new reportable segment of the Company. PST’s results of operations were consolidated and included in the Company’s consolidated statement of operations, comprehensive income and cash flows for the year ended December 31, 2012. For the year ended December 31, 2011, PST’s results of operations and cash flows were included in the Company’s consolidated statements of operations and cash flows as equity in earnings of investees. PST’s financial position is included in the consolidated balance sheet at December 31, 2012 and 2011.

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

As a result of obtaining a controlling interest in PST, the Company’s previously held 50% equity interest in PST of $38,746 was remeasured to an acquisition date fair value of $104,118. The Company recognized a one-time non-cash pre-tax gain on previously held equity interest of $65,372 as a result of this remeasurment in the fourth quarter of 2011.

The acquisition date fair value of the remaining 26% noncontrolling interest in PST was measured at $48,727 at December 31, 2011. The noncontrolling interest was recorded as a component of total shareholder’s equity on the consolidated balance sheet at December 31, 2011. Noncontrolling interest in PST decreased to $44,076 at December 31, 2012 due to changes in foreign currency translation of approximately $3,918 and its proportionate share of its net loss of $733 for the year ended December 31, 2012.

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

The following table summarizes the allocation of the consideration transferred to the assets acquired and liabilities assumed at the acquisition date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

At December 31, 2011 (controlling interest acquisition date)

	Initial	Final
	Allocation	Allocation

Cash	$2,137	$2,137
Accounts receivable	48,993	48,993
Inventory	56,204	56,041
Prepaids and other current assets	9,547	9,051
Property, plant and equipment	42,389	42,531
Identifiable intangible assets	102,090	97,398
Other long-term assets	1,479	1,479
Total identifiable assets acquired	262,839	257,630

Accounts payable	9,825	9,475
Other current liabilities	25,801	25,378
Debt	54,068	54,068
Deferred tax liabilities	39,392	38,003
Total liabilities assumed	129,086	126,924
Net identifiable assets acquired	133,753	130,706
Goodwill	64,071	67,118
Net assets acquired	$197,824	$197,824

During the year ended December 31, 2012, goodwill was increased by $3,047, the net result of measurement period purchase accounting adjustments to the fair value of assets acquired and liabilities assumed primarily related to changes to provisional amounts recorded for property, plant and equipment and identifiable intangible assets and the related tax impact thereon.

The carrying amounts for cash, accounts receivable, prepaid and other current assets, other long-term assets, accounts payable, other current liabilities, debt and deferred tax liabilities approximated their fair value, while inventory, property, plant and equipment and intangibles were adjusted to their fair market value at December 31, 2011.

Goodwill is calculated as the excess of the fair value of consideration transferred over the fair market value of the identifiable assets and liabilities and represents the future economic benefits arising from other assets acquired that could not be separately recognized. Goodwill is reported in the Company’s PST segment and is not deductible for income tax purposes.

Of the $97,398 of acquired identifiable intangible assets, $47,126 was assigned to customer lists with a 15 year useful life; $31,400 was assigned to trademarks with a 20 year useful life; and $18,872 was assigned to technology with a 17 year weighted- average useful life. The fair value of the identifiable intangible assets was determined using an income approach.

The following unaudited pro forma information reflects the Company’s consolidated results of operations as if the acquisition had occurred on January 1, 2010. The unaudited pro forma information is not necessarily indicative of the results of operations that the Company would have reported had the transaction actually occurred at the beginning of these periods, nor is it necessarily indicative of future results.

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

BCS’s results of operations are included in the Company’s consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010 with the 49% not owned presented in net loss attributable to noncontrolling interest. In 2011, the Company recognized a goodwill impairment charge of $4,945 related to BCS (see Goodwill and Other Intangible Assets below).

Goodwill and Other Intangible Assets

The total purchase price associated with acquisitions is allocated to the acquisition date fair values of assets acquired and liabilities assumed, with the excess purchase price recorded to goodwill.

In 2011, the Company recorded goodwill of $67,118 related to the acquisition of PST (see Acquisitions above). In 2009, the Company recorded goodwill of $9,199 within the Wiring segment related to the BCS acquisition. The goodwill related to these acquisitions is not deductible for income tax purposes. The remainder of the December 31, 2012 and 2011 goodwill balance relates to the 2008 acquisition of Magnum Trade AB, which is included within the Electronics segment.

Goodwill as of December 31, 2012 and 2011, and changes in the carrying amount of goodwill by segment were as follows:

			Control
	Electronics	Wiring	Devices	PST	Total
Balance at January 1, 2011	$578	$9,118	$-	$-	$9,696
Acquistion of business	-	-	-	67,118	67,118
Impairment	-	(4,945)	-	-	(4,945)
Translations and other adjustments	(14)	-	-		(14)
Balance at December 31, 2011	564	4,173	-	67,118	71,855
Translations and other adjustments	34	-	-	(5,508)	(5,474)
Balance at December 31, 2012	$598	$4,173	$-	$61,610	$66,381

Goodwill is subject to an annual assessment for impairment (or more frequently if impairment indicators arise) by applying a fair value-based test.

The Company performs its annual impairment test of goodwill as of the beginning of the fourth quarter. The Company utilized an income approach (discounted cash flow method) valuation technique in determining the fair value of the Company’s applicable reporting units in the annual impairment test of goodwill. The discounted cash flow method utilizes a market-derived rate of return to discount anticipated performance.

The income approach methodology is applied to the reporting units’ historical and projected financial performance. The impairment review is highly judgmental and involves the use of significant estimates and assumptions. These estimates and assumptions have a significant impact on the amount of any impairment charge recorded, if any. Discounted cash flow methods are dependent upon assumption of future sales trends, market conditions and cash flows of each reporting unit over several years. Actual cash flows in the future may differ significantly from those previously forecasted. Other significant assumptions include growth rates and the discount rate applicable to future cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

During the year ended December 31, 2011, the Company recorded a goodwill impairment charge of $4,945 within the Wiring reportable segment. The goodwill impairment charge reduced the carrying value of BCS goodwill to $4,173 and was the result of a decline in business activity due to a reduction in military and defense related spending by customers since the Company’s acquisition of BCS.

The table below shows accumulated goodwill impairment for the year ended December 31, 2012 and 2011:

Accumulated goodwill impairment loss at January 1, 2011	$248,625
Goodwill impairment charge	4,945
Accumulated goodwill impairment loss at December 31, 2011	253,570
Goodwill impairment charge	-
Accumulated goodwill impairment loss at December 31, 2012	$253,570

Intangible assets, net at December 31, 2012 consisted of the following:

	Acquisition	Accumulated
As of December 31, 2012	cost	amortization	Net

Customer lists	$43,973	$(3,166)	$40,807
Trademarks	29,252	(1,870)	27,382
Technology	17,323	(1,115)	16,208
Other	66	(66)	-
Total	$90,614	$(6,217)	$84,397

Intangible assets, net at December 31, 2011 consisted of the following:

	Acquisition	Accumulated
As of December 31, 2011	cost	amortization	Net

Customer lists	$47,840	$(194)	$47,646
Trademarks	31,829	(316)	31,513
Technology	18,872	-	18,872
Other	87	(79)	8
Total	$98,628	$(589)	$98,039

The Company recognized $5,940, $238 and $215 of amortization expense in 2012, 2011 and 2010, respectively. Amortization expense is included as a component of selling, general and administrative on the consolidated statements of operations. Amortization expense for intangible assets is estimated to be approximately $5,900 for the years 2013 through 2018 and the weighted-average remaining amortization period is approximately 16 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

As of December 31	2012	2011

Compensation related reserves	$22,620	$22,013
Product warranty and recall obligations	5,613	5,126
Financial instruments	191	7,722
Liability to PST shareholders	-	29,976
Other (A)	28,657	26,157
Total accrued expenses and other current liabilities	$57,081	$90,994

(A)	“Other” is comprised of miscellaneous accruals; none of which contributed a significant portion of the total.

Income Taxes

The Company accounts for income taxes using the liability method. Deferred income taxes reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not to occur.

The Company's policy is to provide for uncertain tax positions and the related interest and penalties based upon management's assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.  At December 31, 2012, the Company believes it has appropriately accounted for any unrecognized tax benefits (see Note 5).  To the extent the Company prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the Company's effective tax rate in a given financial statement period may be affected.

Currency Translation

The financial statements of foreign subsidiaries, where the local currency is the functional currency, are translated into U.S. dollars using exchange rates in effect at the period end for assets and liabilities and average exchange rates during each reporting period for the results of operations. Adjustments resulting from translation of financial statements are reflected as a component of accumulated other comprehensive loss. Foreign currency transactions are remeasured into the functional currency using translation rates in effect at the time of the transaction, with the resulting adjustments included on the consolidated statements of operations within other expense (income), net. These foreign currency transaction losses including the impact of hedging activities were $4,275, $106 and $974 for the years ended December 31, 2012, 2011 and 2010, respectively.

Revenue Recognition and Sales Commitments

The Company recognizes revenues from the sale of products, net of actual and estimated returns, at the point of passage of title, which is either at the time of shipment or upon customer receipt based upon the terms of the sale. The Company collects certain taxes and fees on behalf of government agencies and remits such collections on a periodic basis. The taxes are collected from customers but are not included in net sales. Estimated returns are based on historical authorized returns. The Company often enters into agreements with its customers at the beginning of a given vehicle’s expected production life. Once such agreements are entered into, it is the Company’s obligation to fulfill the customers’ purchasing requirements for the entire production life of the vehicle. These agreements are subject to renegotiation, which may affect product pricing.

Shipping and Handling Costs

Shipping and handling costs are included in cost of goods sold on the consolidated statement of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

Product Warranty and Recall Reserves

Amounts accrued for product warranty and recall claims are established based on the Company’s best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet dates. These accruals are based on several factors including past experience, production changes, industry developments and various other considerations. The Company can provide no assurances that it will not experience material claims in the future or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued or beyond what the Company may recover from its suppliers. The current portion of the product warranty and recall reserve is included as a component of accrued expenses and other current liabilities on the consolidated balance sheets. Product warranty and recall includes $494 and $175 of a long-term liability at December 31, 2012 and 2011, respectively, which is included as a component of other long-term liabilities on the consolidated balance sheets.

The following provides a reconciliation of changes in the product warranty and recall reserve:

Years ended December 31	2012	2011

Product warranty and recall at beginning of period	$5,301	$3,831
Accruals for products shipped during period	3,288	3,142
Acquisition	-	1,063
Aggregate changes in pre-existing liabilities due to claim developments	1,062	(168)
Settlements made during the period (in cash or in kind)	(3,544)	(2,567)
Product warranty and recall at end of period	$6,107	$5,301

Product Development Expenses

Expenses associated with the development of new products and changes to existing products are charged to expense as incurred and are included in the Company’s consolidated statements of operations as a component of selling, general and administrative. These costs amounted to $44,798, $35,263 and $37,563 in years ended December 31, 2012, 2011 and 2010, respectively or 4.8%, 4.6% and 5.9% of net sales for these respective periods.

Share-Based Compensation

At December 31, 2012, the Company had three types of share-based compensation plans: (1) Long-Term Incentive Plan, as amended, (2) Directors’ Share Option Plan and (3) the Amended Directors’ Restricted Shares Plan. One plan is for employees and two plans are for non-employee directors. The Long-Term Incentive Plan is made up of the Long-Term Incentive Plan that was approved by the Company's shareholders on September 30, 1997, which expired on June 30, 2007, and the Amended and Restated Long-Term Incentive Plan, as amended, that was approved by shareholders on May 17, 2010, and expires on April 24, 2016.

Total compensation expense recognized as a component of selling, general and administrative on the consolidated statements of operations for share-based compensation arrangements was $4,890, $4,423 and $2,661 for the years ended December 31, 2012, 2011 and 2010, respectively. Of these amounts, $47 and $375 for the years ended December 31, 2012 and 2011, respectively, were related to the Long-Term Cash Incentive Plan “Phantom Shares” discussed in Note 8. There was no share-based compensation expense capitalized as inventory in 2012, 2011 or 2010.

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

Years ended December 31	2012	2011	2010

Basic weighted-average shares outstanding	26,377,352	24,180,671	23,945,754
Effect of dilutive shares	654,518	464,258	386,847
Diluted weighted-average shares outstanding	27,031,870	24,644,929	24,332,601

Options not included in the computation of diluted net income per share to purchase 59,000, 50,000 and 106,750 Common Shares at an average price of $12.20, $15.73 and $12.96 per share were outstanding at December 31, 2012, 2011 and 2010, respectively. These outstanding options were not included in the computation of diluted net income per share because their respective exercise prices were greater than the average closing market price of Company Common Shares.

There were 635,850, 419,100 and 445,950 performance-based restricted Common Shares outstanding at December 31, 2012, 2011 and 2010, respectively. These shares were not included in the computation of diluted net income per share because all vesting conditions have not and are not expected to be achieved as of December 31, 2012, 2011 and 2010. These shares may or may not become dilutive based on the Company’s ability to meet or exceed future performance targets.

Deferred Finance Costs

Deferred finance costs are being amortized over the life of the related financial instrument using the straight-line method, which approximates the effective interest method. The 2.5% discount to the initial purchasers of the Company’s senior secured notes is being accreted using the effective interest rate of 10.0% over the life of the senior secured notes. Deferred finance cost amortization and debt discount accretion for the years ended December 31, 2012, 2011 and 2010 was $862, $875 and $914, respectively, and is included as a component of interest expense, net on the consolidated statements of operations. As of December 31, 2012 and 2011, deferred financing costs, net were $1,564 and $1,914, respectively and were included on the consolidated balance sheets as a component of investments and other long-term assets, net.

Recently Issued Accounting Standards Not Yet Adopted at December 31, 2012

In February 2013, the Financial Accounting Standards Board ("FASB") issued an accounting standards update requiring new disclosures about reclassifications from accumulated other comprehensive loss to net income. These disclosures may be presented on the face of the statements or in the notes to the consolidated financial statements. The standards update is effective for fiscal years beginning after December 15, 2012. We will adopt this standards update and revise our disclosure, as required, beginning with the first quarter of 2013.

In December 2011, the FASB issued an accounting standards update requiring new disclosures about financial instruments and derivative instruments that are either offset by or subject to an enforceable master netting arrangement or similar agreement. The standards update is effective for fiscal years beginning after December 15, 2012. We will adopt this standards update and revise our disclosure, as required, beginning with the first quarter of 2013.

Recently Adopted Accounting Standards

Effective January 1, 2012, we adopted an accounting standards update with new guidance on fair value measurement and disclosure requirements. This standard provides guidance on the application of fair value accounting where it is already required or permitted by other standards. This standard also requires additional disclosures related to transfers of financial instruments within the fair value hierarchy and quantitative and qualitative disclosures related to significant unobservable inputs. The adoption of this standard did not have a material impact on our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

Effective January 1, 2012, we adopted accounting standards updates with guidance on the presentation of other comprehensive income. These standards require an entity to either present components of net income and other comprehensive income in one continuous statement or in two separate but consecutive statements. Accordingly, we have presented net income and comprehensive income in two consecutive statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to their 2012 presentation in the consolidated financial statements due to the change in reportable segments.

3. Investments

The Company analyzes its joint ventures in accordance with Accounting Standards Codification “ASC” Topic 810 to determine whether they are VIE’s and, if so, whether the Company is the primary beneficiary.  The Minda Stoneridge Instruments Ltd. (“Minda”) joint venture at December 31, 2012, 2011 and 2010 was determined under the provisions of ASC Topic 810 to be an unconsolidated joint venture and was accounted for under the equity method of accounting based on our 49% noncontrolling interest.

PST Eletrônica Ltda.

The Company has a 74% controlling interest in PST, a Brazilian electronic system provider focused on security, convenience and infotainment devices and services primarily for the South American vehicle and motorcycle industries, and since the acquisition of the controlling interest on December 31, 2011 has been a consolidated subsidiary of the Company as of and for the year ended December 31, 2012. Prior to the acquisition of the controlling interest on December 31, 2011, PST was an unconsolidated joint venture accounted for under the equity method of accounting.

Condensed financial information of PST is as follows:

Years ended December 31	2011	2010

Net sales	$234,160	$182,946
Cost of goods sold	$132,489	$93,683

Total income before income taxes	$20,995	$23,503
The Company's share of income before income taxes	$10,498	$11,752

Equity in earnings of PST included in the consolidated statements of operations was $8,805 and $9,490 for the years ended December 31, 2011 and 2010, respectively. During 2011 and 2010, PST declared dividends payable to its joint venture partners, which included the Company. The Company received dividend payments from PST of $5,457 in 2010 which decreased the Company’s investment in PST. There were no dividends received from PST in 2011.

Minda Stoneridge Instruments Ltd.

The Company has a 49% interest in Minda, a company based in India that manufactures electronics, instrumentation equipment and sensors for the motorcycle and commercial vehicle market. The investment is accounted for under the equity method of accounting. The Company’s investment in Minda, recorded as a component of investments and other long-term assets, net on the consolidated balance sheets, was $6,215 and $6,391 as of December 31, 2012 and 2011, respectively. Equity in earnings of Minda included in the consolidated statements of operations was $760, $1,229 and $856 for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

4. Debt

	Principal Outstanding at		Weighted Average
	December 31,	December 31,	Interest at
	2012	2011	December 31, 2012	Maturity

Revolving Credit Facilities:
Asset-based credit facility	$-	$38,000	N/A	within 1 year
BCS revolver	1,160	1,181	5.25%	Sept - 2013
Total revolving credit facilities	$1,160	$39,181

Debt:
Senior secured notes, net of discount and swap fair value adjustment (A)	$173,916	$172,271	9.50%	Oct - 2017
PST short-term notes	16,161	38,296	3.65% - 15.60%	Various 2013
PST long-term notes	8,155	15,697	4.00%	2013 - 2019
Suzhou note	1,445	1,430	7.50%	Aug - 2013
Other	559	263
Total	200,236	227,957
Less: current portion	(18,925)	(44,246)
Total long-term debt, net	$181,311	$183,711

(A) Weighted-average interest rate excludes the impact of the Company’s interest rate swap and the accretion of debt discount.

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

The available borrowing capacity on the Credit Facility is based on eligible current assets, as defined. At December 31, 2012 and 2011, the Company had undrawn borrowing capacity of approximately $74,060 and $29,540, respectively, based on eligible current assets. The Credit Facility contains financial performance covenants which would only constrain the Company’s borrowing capacity if our undrawn availability falls below $20,000. However, restrictions do include limits on capital expenditures, operating leases, dividends and investment activities in a negative covenant which limits investment activities to $15,000 minus certain guarantees and obligations.

On March 8, 2012, the Company received a waiver and amendment to extend the delivery date of certain documents required for the Company’s acquisition of an additional interest in PST. The Company was in compliance with all Credit Facility covenants at December 31, 2012 and 2011 other than the aforementioned matter which was subsequently waived.

On October 13, 2009, the Company’s majority owned consolidated subsidiary, Bolton Conductive Systems, LLC (“BCS”), entered into a master revolving note (the “BCS Revolver”), subject to an annual renewal, which permits borrowing up to a maximum level of $3,000. In September 2012, the BCS Revolver was extended through September 2013. The available borrowing capacity on the BCS Revolver is based on an advance formula, as defined. At December 31, 2012 and 2011, BCS did not have any remaining borrowing capacity based on the advance formula. Interest is payable monthly at the prime referenced rate plus a 2.0% margin. The Company is a guarantor of BCS as it relates to the BCS Revolver.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

The revolving credit facilities are included as a component of current liabilities on the consolidated balance sheets as they are expected to be repaid over the next twelve months.

Debt

On October 4, 2010, the Company issued $175,000 of senior secured notes which were included as a component of long-term debt, net on the consolidated balance sheets. The senior secured notes were issued at a 2.5% discount to the initial purchasers for which the remaining balance at December 31, 2012 and 2011 was $3,296 and $3,807, respectively. The senior secured notes are redeemable in full, at the Company’s option, beginning October 15, 2014 at 104.75%. Interest payments are payable on April 15 and October 15 of each year. The senior secured notes indenture limits the amount of the Company and its restricted subsidiaries’ indebtedness, restricts certain payments and includes various other non-financial restrictive covenants. The Company was in compliance with all covenants at December 31, 2012 and 2011. The senior secured notes are guaranteed by all of the Company’s existing domestic restricted subsidiaries. All other restricted subsidiaries that guarantee any indebtedness of the Company or the guarantors will also guarantee the senior secured notes.

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

PST maintains several term notes used for working capital purposes. The short-term and long-term notes have fixed interest rates.  The noncurrent portion of the PST long-term notes is $7,295 and is comprised of $1,234 that matures in 2014, with subsequent annual maturities ranging from $1,211 to $1,217 in 2015 through 2019.  Depending on the specific note, interest is payable either monthly or annually. As of December 31, 2012 and 2011, PST was in compliance with all loan covenants.

On September 2, 2011, the Company’s wholly-owned subsidiary located in Suzhou, China entered into a term loan for 9,000 Chinese yuan which matured in August 2012. On August 29, 2012, the subsidiary entered into a new term loan for 9,000 Chinese yuan (the “Suzhou note”) which was $1,445 at December 31, 2012. The Suzhou note is included on the consolidated balance sheet as a component of current portion of long-term debt. Interest is payable quarterly at the one-year lending rate published by The People’s Bank of China multiplied by 125.0%.

The Company’s wholly owned subsidiary located in Stockholm, Sweden, has an overdraft credit line which allows overdrafts on the subsidiary’s bank account up to a maximum level of 20,000 Swedish krona, or $3,075, at December 31, 2012. At December 31, 2012, there were no overdrafts on the bank account.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

At December 31, 2012, the future maturities of long-term debt were as follows:

Year ended December 31,	2012
2013	$18,925
2014	1,334
2015	1,217
2016	1,211
2017	176,212
Thereafter	2,422
Total	$201,321

5. Income Taxes

The provision for income taxes included in the accompanying consolidated financial statements represents federal, state and foreign income taxes. The components of income before income taxes and the provision for income taxes consist of the following:

Years ended December 31	2012	2011	2010

Income (loss) before income taxes:
Domestic	$3,411	$62,510	$(4,405)
Foreign	1,149	9,132	16,429
Total income before income taxes	$4,560	$71,642	$12,024

Provision for income taxes:
Current:
Federal	$-	$-	$-
State and foreign	3,545	2,167	1,147
Total current provision	3,545	2,167	1,147

Deferred:
Federal	98	23,443	1,188
State and foreign	(2,831)	495	(1,657)
Total deferred provision (benefit)	(2,733)	23,938	(469)
Total provision for income taxes	$812	$26,105	$678

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

A reconciliation of the Company’s effective income tax rate to the statutory federal tax rate is as follows:

Years ended December 31	2012	2011	2010

Statutory U.S. deferal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.8	0.2	1.3
Tax credits	-	(1.4)	(7.5)
Foreign rate differential	(16.1)	(1.4)	(51.4)
Reduction (increase) of income tax accruals	0.5	0.1	(0.1)
Tax on foreign dividends, net of foreign tax credits	45.6	1.1	39.0
Reduction of deferred taxes	6.4	0.3	7.4
Valuation allowances	(78.3)	(1.4)	(9.7)
Loss of domestic flow-through entity not attributable to Stoneridge, Inc.	6.8	1.9	0.5
Non-deductible compensation	12.8	0.3	4.9
Other comprehensive income	-	-	(9.6)
Other	1.3	1.7	(4.2)
Effective income tax rate	17.8%	36.4%	5.6%

The Company recognized a provision for income taxes of $812 or 17.8%, $26,105 or 36.4% and $678 or 5.6% of our income before income tax for federal, state and foreign income taxes for the years ended December 31, 2012, 2011 and 2010, respectively. The decrease in tax expense for the year ended December 31, 2012 compared to the same period for 2011 was primarily attributable to the tax provided in 2011 related to the gain recognized on the write-up to fair market value of the historic investment in PST. In addition, the overall tax expense related to the investment in PST was lower in 2012 as compared to 2011 due to the consolidation of PST effective December 31, 2011. Finally, the decrease in tax expense was partially offset by providing a valuation allowance against certain deferred tax assets related to our European operations in 2012. The effective tax rate for 2012 declined primarily due to the improvement in U.S. results which do not attract tax due to the valuation allowance.

Unremitted earnings of foreign subsidiaries were $14,962 as of December 31, 2012. Because these earnings have been indefinitely reinvested in foreign operations, no provision has been made for U.S. income taxes. It is impracticable to determine the amount of unrecognized deferred taxes with respect to these earnings; however, foreign tax credits may be available to reduce U.S. income taxes in the event of a distribution.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

Significant components of the Company’s deferred tax assets and liabilities were as follows:

As of December 31	2012	2011

Deferred tax assets:
Inventories	$3,200	$3,128
Employee salary and benefits	3,860	3,542
Insurance	562	759
Depreciation and amortization	10,029	14,448
Net operating loss carryforwards	44,057	44,094
General business credit carryforwards	11,897	10,987
Reserves not currently deductible	5,420	6,315
Gross deferred tax assets	79,025	83,273
Less: Valuation allowance	(71,790)	(78,211)
Deferred tax assets less valuation allowance	7,235	5,062

Deferred tax liabilities:
Depreciation and amortization	(29,615)	(35,845)
Basis difference - equity investee	(31,016)	(31,016)
Other	(4,315)	(1,600)
Gross deferred tax liabilities	(64,946)	(68,461)

Net deferred tax liability	$(57,711)	$(63,399)

The Company has concluded based on objective evidence that at December 31, 2012 and 2011 it is more likely than not that sufficient taxable income will not be generated to utilize the remaining U.S. federal, and certain state and foreign, deferred tax assets before they expire and as such a valuation allowance has been recorded. The valuation allowance represents the amount of tax benefit related to U.S. federal, state and foreign net operating losses, credits and other deferred tax assets.

The Company has net operating loss carry forwards of $91,159, $92,797 and $15,517 for U.S. federal, state and foreign tax jurisdictions, respectively. The U.S. federal net operating losses, if unused, begin to expire in December 31, 2025, the state net operating losses expire at various times and the foreign net operating losses expire at various times or have indefinite expiration dates. The Company has general business and foreign tax credit carry forwards of $10,868, $2,144 and $1,810 for U.S. federal, state and foreign jurisdictions respectively. The U.S. federal general business credits, if unused, begin to expire in December 31, 2021, and the state and foreign tax credits expire at various times. The Company is required to provide a deferred tax liability corresponding to the difference between the financial reporting basis (which was remeasured to fair value upon the acquisition of an additional 24% of PST in 2011) and the tax basis in the previously held 50% ownership interest in PST (the “outside” basis difference). This outside basis difference will generally remain fixed until (1) dividends from the subsidiary exceed the parent’s share of earnings subsequent to the date it became a subsidiary or (2) there is a transaction that affects the Company’s ownership of PST.

During the fourth quarter of 2010 we undertook a secondary offering. As a result of the secondary offering a substantial change in our ownership occurred and we experienced an ownership change pursuant to Section 382 of the Code. There was no impact to current or deferred income taxes resulting from the ownership change.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

The following is a reconciliation of the Company’s total gross unrecognized tax benefits:

	2012	2011	2010

Balance as of January 1	$3,452	$3,101	$2,838

Tax positions related to the current year:
Additions	93	381	387
Tax positions related to prior years:
Additions	-	28	-
Reductions	(58)	-	(11)

Expiration of statutes of limitation	(71)	(58)	(113)

Balance as of December 31	$3,416	$3,452	$3,101

At December 31, 2012 the Company has classified $889 as a noncurrent liability and $2,876 as a reduction to non-current deferred income tax assets. The amount of unrecognized tax benefits is not expected to change significantly during the next 12 months. Management is currently unaware of issues under review that could result in a significant change or a material deviation in this estimate.

If the Company’s tax positions are sustained by the taxing authorities in favor of the Company, approximately $3,278 would affect the Company’s effective tax rate.

Consistent with historical financial reporting, the Company has elected to classify interest expense and, if applicable, penalties which could be assessed related to unrecognized tax benefits as a component of income tax expense. For the years ended December 31, 2012, 2011 and 2010, the Company recognized approximately $64, $67 and $45 of gross interest and penalties, respectively. The Company has accrued approximately $706 and $740 for the payment of interest and penalties at December 31, 2012 and 2011, respectively.

The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. The following table summarizes the open tax years for each important jurisdiction:

Jurisdiction	Open Tax Years

U.S. Federal	2009-2012
Brazil	2007-2012
China	2009-2012
France	2008-2012
Mexico	2008-2012
Spain	2008-2012
Sweden	2007-2012
United Kingdom	2008-2012

6. Operating Lease Commitments

The Company leases equipment, vehicles and buildings from third parties under operating lease agreements. For the years ended December 31, 2012, 2011 and 2010, lease expense totaled $8,810, $7,403 and $6,666, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

Future minimum operating lease commitments as of December 31, 2012 were as follows:

Year ended December 31,	2012
2013	$6,437
2014	4,956
2015	3,668
2016	1,647
2017	1,604
Thereafter	1,538
Total	$19,850

7. Share-Based Compensation Plans

In October 1997, the Company adopted a Long-Term Incentive Plan (“Incentive Plan”). The Company reserved 2,500,000 Common Shares for issuance to officers and other key employees under the Incentive Plan. Under the Incentive Plan, as of December 31, 2012, the Company granted cumulative options to purchase 1,594,500 Common Shares to management with exercise prices equal to the fair market value of the Company’s Common Shares on the date of grant. The options issued cliff-vest from one to five years after the date of grant and have a contractual life of 10 years. In addition, the Company has also issued 1,553,125 restricted Common Shares under the Incentive Plan, of which 814,250 were time-based with either graded or cliff vesting using the straight-line method while the remaining 738,875 restricted Common Shares were performance-based. Restricted Common Shares awarded under the Incentive Plan entitle the shareholder to all the rights of Common Share ownership except that the shares may not be sold, transferred, pledged, exchanged, or otherwise disposed of during the vesting period. The Incentive Plan expired on June 30, 2007.

In May 2002, the Company adopted the Director Share Option Plan (“Director Option Plan”). The Company reserved 500,000 Common Shares for issuance under the Director Option Plan. Under the Director Option Plan, the Company granted cumulative options to purchase 86,000 Common Shares to directors of the Company with exercise prices equal to the fair market value of the Company’s Common Shares on the date of grant. The options granted cliff-vested one year after the date of grant and have a contractual life of 10 years. The Director Option Plan expired in May 2012.

In April 2006, the Company’s shareholders approved the Amended and Restated Long-Term Incentive Plan (the "2006 Plan"). There are 3,000,000 Common Shares reserved for awards under the 2006 Plan, of which the maximum number of Common Shares which may be issued subject to incentive stock options is 500,000. Under the 2006 Plan, as of December 31, 2012, the Company has issued 2,517,450 restricted Common Shares, of which 1,592,400 are time-based with cliff vesting using the straight-line method and 925,050 are performance-based.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

In 2011 and 2012, pursuant to the 2006 Plan, the Company granted time-based restricted Common Share and performance-based restricted Common Share awards. The time-based restricted Common Share awards cliff vest three years after the date of grant. The performance-based restricted Common Share awards vest and are no longer subject to forfeiture upon the recipient remaining an employee of the Company for three years from the date of grant and, for one half of the annual awards, upon the Company attaining certain targets of performance measured against a peer group’s performance in terms of total shareholder return and, for the remaining half of the annual awards, upon achieving certain annual net income per share targets established by the Company during the performance period of the award.

In April 2005, the Company adopted the Directors’ Restricted Shares Plan (“Director Share Plan”). The Company reserved 500,000 Common Shares for issuance under the Director Share Plan. Under the Director Share Plan, the Company has cumulatively issued 354,964 restricted Common Shares. Certain shares issued under the Director Share Plan during 2009 cliff vest one year after the grant date; other shares issued during 2009 cliff vest six months after the date of grant. Shares issued under the Director Share Plan during 2010, 2011 and 2012 cliff vest one year after the date of grant.

Options

A summary of option activity under the plans noted above as of December 31, 2012, and changes during the year ended are presented below:

	Share options	Weighted- average exercise price	Weighted- average remaining contractual term

Outstanding as of December 31, 2011	104,100	$12.76
Expired	(45,100)	$13.57
Exercised	-	$-
Outstanding and exercisable as of December 31, 2012	59,000	$12.20	0.52

There were no options granted during the years ended December 31, 2012, 2011 and 2010, and all outstanding options have vested.

The intrinsic value of options outstanding and exercisable is the difference between the fair market value of the Company’s Common Shares on the applicable date (“Measurement Value”) and the exercise price of those options that had an exercise price that was less than the Measurement Value. The intrinsic value of options exercised is the difference between the fair market value of the Company’s Common Shares on the date of exercise and the exercise price. There were no options exercised during the year ended December 31, 2012. The total intrinsic value of options exercised during the years ended December 31, 2011 and 2010 was $117 and $145, respectively.

As of December 31, 2012, 2011, and 2010 the aggregate intrinsic value of both outstanding and exercisable options was $0, $5, and $514, respectively.

Restricted Shares

The fair value of the non-vested time-based restricted Common Share awards was calculated using the market value of the shares on the date of issuance. The weighted-average grant-date fair value of time-based restricted Common Shares granted during the years ended December 31, 2012, 2011 and 2010 was $9.95, $15.79 and $6.92, respectively.

The fair value of the non-vested performance-based restricted Common Share awards with a performance condition requiring the Company to obtain certain earnings per share targets was estimated using the market value of the shares on the date of grant. The fair value of non-vested performance-based restricted Common Share awards with a performance condition requiring the Company to obtain a total shareholder return target relative to a group of peer companies was estimated using a Monte Carlo simulation model.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

A summary of the status of the Company’s non-vested restricted Common Shares as of December 31, 2012 and the changes during the year then ended, are presented below:

	Time-based awards		Performance-based awards
	Common shares	Weighted- average grant- date fair value	Common shares	Weighted- average grant- date fair value

Non-vested as of December 31, 2011	991,660	$7.11	419,100	$10.65
Granted	375,980	$9.95	277,200	$10.87
Vested	(443,646)	$2.86	-	$-
Forfeited	(81,164)	$10.29	(60,450)	$10.20
Non-vested as of December 31, 2012	842,830	$10.31	635,850	$10.78

As of December 31, 2012, total unrecognized compensation cost related to non-vested time-based restricted Common Share awards granted was $3,341. That cost is expected to be recognized over a weighted-average period of 1.09 years. For the years ended December 31, 2012, 2011 and 2010, the total fair value of time-based restricted Common Share awards vested was $4,413, $3,743 and $1,823, respectively.

As of December 31, 2012, total unrecognized compensation cost related to non-vested performance-based restricted Common Share awards granted was $1,902. That cost is expected to be recognized over a weighted-average period of 1.18 years dependent upon the achievement of performance conditions. As noted above, the Company has issued and outstanding performance-based restricted Common Share awards that use different performance targets. The awards that use earnings per share as the performance target will not be expensed until it is probable that the Company will meet the underlying performance condition.

Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2012, 2011 and 2010 was $0, $168 and $220, respectively. There was no actual tax benefit realized for the tax deductions from the vesting of restricted Common Shares and option exercises of the share-based payment arrangements for the years ended December 31, 2012, 2011 and 2010.

8. Employee Benefit Plans

The Company has certain defined contribution profit sharing and 401(k) plans covering substantially all of its employees in the United States and United Kingdom. Company contributions are generally discretionary. The Company’s policy is to fund all benefit costs accrued. For the years ended December 31, 2012, 2011 and 2010, expenses related to these plans amounted to $1,527, $1,801 and $0, respectively.

Effective June 1, 2009 the Company discontinued matching contributions to the Company’s 401(k) plan covering substantially all of its employees in the United States. Beginning January 1, 2011 the Company reinstituted a matching contribution to the 401(k) plan.

Long-Term Cash Incentive Plans

In March 2009, the Company adopted the Stoneridge, Inc. Long-Term Cash Incentive Plan (“LTCIP”) and granted awards to certain officers and key employees. For 2009, the awards under the LTCIP provided recipients with the right to receive cash three years from the date of grant depending on the Company’s actual earnings per share performance for a performance period comprised of 2009, 2010 and 2011 fiscal years. The Company recorded an accrual for an award to be paid in the period earned based on anticipated achievement of the performance goal. If the participant voluntarily terminated employment or was discharged for cause, as defined in the LTCIP, the award would be forfeited. In May 2009, the LTCIP was approved by the Company’s shareholders. As of December 31, 2011, the Company recorded a liability of $2,173, which is included on the consolidated balance sheet as a component of accrued expenses and other current liabilities. In March 2012, the 2009 awards were paid based on achievement of the performance goal. As such, no liability remains at December 31, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

For 2010, the awards under the LTCIP provided recipients with the right to receive an amount of cash equal to the fair market value of a specified number of Common Shares, without par value, of the Company (“Phantom Shares”) three years from the date of grant depending on the Company’s actual earnings per share performance for each fiscal year of 2010, 2011 and 2012 within the performance period. The Company recorded an accrual based on the fair market value of the Phantom Shares for an award to be paid in the period earned based on anticipated achievement of the performance goals. If the participant voluntarily terminates employment or is discharged for cause, as defined in the LTCIP, the award will be forfeited. The Company has recorded a liability of $606 for these awards granted under the LTCIP at December 31, 2012 which is included on the consolidated balance sheet as a component of accrued expense and other current liabilities. At December 31, 2011, the Company recorded a liability of $559 for the awards granted under the LTCIP which is included on the consolidated balance sheet as component of other long-term liabilities.

There were no awards granted under the LTCIP during the years ended December 31, 2012 or 2011.

9. Financial Instruments and Fair Value Measurements

Financial Instruments

A financial instrument is cash or a contract that imposes an obligation to deliver, or conveys a right to receive cash or another financial instrument. The carrying values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. The estimated fair value of the Company’s senior secured notes with a face value of $175,000 (fixed rate debt) at December 31, 2012 and 2011 was $188,895 and $179,156, respectively, and was determined using market quotes classified as Level 2 input within the fair value hierarchy.

Derivative Instruments and Hedging Activities

On December 31, 2012, the Company had open foreign currency forward contracts, fixed price commodity contracts and an interest rate swap. These contracts are used solely for hedging and not for speculative purposes. Management believes that its use of these instruments to reduce risk is in the Company’s best interest. The counterparties to these financial instruments are financial institutions with investment grade credit ratings.

Foreign Currency Exchange Rate Risk

The Company conducts business internationally and therefore is exposed to foreign currency exchange rate risk. The Company uses derivative financial instruments as cash flow and fair value hedges to mitigate its exposure to fluctuations in foreign currency exchange rates by reducing the effect of such fluctuations on foreign currency denominated intercompany transactions and other foreign currency exposures. The currencies hedged by the Company during 2012 include the euro, Swedish krona and Mexican peso.

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

The Company’s foreign currency forward contracts offset some of the gains and losses on the underlying foreign currency denominated transactions as follows:

Euro-denominated and Swedish krona-denominated Foreign Currency Forward Contracts

At December 31, 2012, the Company held a foreign currency forward contract with an underlying notional amount of $12,643 to reduce the exposure related to the Company’s euro-denominated intercompany loans. This contract expires in March 2013. During 2012, the Company also held a foreign currency forward contract to reduce the exposure related to the Company’s Swedish krona-denominated intercompany loans. This contract expired on November 30, 2012. Due to their short term nature, the euro-denominated and Swedish krona-denominated foreign currency forward contracts have not been designated as hedging instruments. For the years ended December 31, 2012 and 2011, the Company recognized a loss of $492 and a gain of $225, respectively, in the consolidated statement of operations as a component of other expense (income), net related to the euro- and Swedish krona-denominated contracts. For the year ended December 31, 2010, the Company recognized a $240 loss related to foreign currency forward contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

Mexican peso-denominated Foreign Currency Forward Contracts – Cash Flow Hedge

The Company holds Mexican peso-denominated foreign currency contracts with notional amounts at December 31, 2012 totaling $36,500 which expire ratably on a monthly basis from January 2013 through December 2013.

These contracts were executed to hedge forecasted transactions and are accounted for as cash flow hedges. As such, the effective portion of the unrealized gain or loss is deferred and reported in the Company’s consolidated balance sheets as a component of accumulated other comprehensive loss. The Company’s expectation is that the cash flow hedges will be highly effective in the future. The effectiveness of the transactions has been and will be measured on an ongoing basis using regression analysis and forecasted future Mexican peso purchases.

Commodity Price Risk - Cash Flow Hedge

To mitigate the risk of future price volatility and, consequently, fluctuations in gross margins, the Company entered into fixed price commodity contracts with a financial institution to fix the cost of a portion of the Company’s copper purchases as copper is a significant raw material.

The Company has fixed price commodity contracts at December 31, 2012 with an aggregate notional amount of 2,436 pounds, which expire ratably on a monthly basis over the period from January through December 2013, compared to an aggregate notional amount of 6,500 pounds at December 31, 2011.

All of these contracts represent a portion of the Company’s forecasted copper purchases. These contracts were executed to hedge a portion of forecasted transactions and the contracts are accounted for as cash flow hedges. The unrealized gain or loss for the effective portion of the hedges is deferred and reported in the Company’s consolidated balance sheets as a component of accumulated other comprehensive loss while the ineffective portion is reported in the consolidated statement of operations. The effectiveness of the transactions is measured on an ongoing basis using regression analysis and forecasted future copper purchases. Based upon the results of the regression analysis, the Company has concluded that these cash flow hedges are highly effective.

Interest Rate Risk - Fair Value Hedge

The Company has a fixed-to-floating interest rate swap agreement (the “Swap”) with a notional amount of $45,000 to hedge its exposure to fair value fluctuations on a portion of its senior secured notes. The Swap was designated as a fair value hedge of the fixed interest rate obligation under the Company’s $175,000 9.5% senior secured notes due October 15, 2017. The critical terms of the Swap are aligned with the terms of the senior secured notes, including maturity of October 15, 2017, resulting in no hedge ineffectiveness. The unrealized gain or loss for the effective portion of the hedge is deferred and reported in the Company’s consolidated balance sheets as an asset or liability, as applicable, with the offset to the carrying value of the senior secured notes.

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

The Swap reduced interest expense by $736, $473 and $200 for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

The notional amounts and fair values of derivative instruments in the consolidated balance sheets were as follows:

			Prepaid expenses and other
			current assets / other		Accrued expenses and other
	Notional amounts (A)		long-term assets		current liabilities
	December 31,		December 31,		December 31,
	2012	2011	2012	2011	2012	2011
Derivatives designated as hedging instruments:			`
Cash Flow Hedges:
Forward currency contracts	$36,500	$55,000	$1,800	$-	$-	$4,158
Fixed price commodity contracts	2,436	6,500	340	-	-	3,564

Fair Value Hedge:
Interest rate swap contract	$45,000	$45,000	$2,212	$1,078	$-	$-

Derivatives not designated as hedging instruments:
Forward currency contracts	$12,643	$25,894	$-	$2	$191	$-

(A)     Notional amounts represent the gross contract / notional amount of the derivatives outstanding.

Amounts recorded for the cash flow hedges in other comprehensive income (loss) in shareholders’ equity and in net income for the years ended December 31 were as follows:

	Gain recorded in other comprehensive income	Loss recorded in other comprehensive income	Loss reclassified from other comprehensive income into net income	Loss reclassified from other comprehensive income into net income
	2012	2011	2012	2011
Derivatives designated as cash flow hedges:
Forward currency contracts	$5,717	$(7,118)	$(241)	$(2,960)
Fixed price commodity contracts	1,389	(4,686)	(2,515)	(1,122)
Total derivatives designated as cash flow hedges	$7,106	$(11,804)	$(2,756)	$(4,082)

Gains and losses reclassified from comprehensive income (loss) into net income were recognized in cost of goods sold in the Company’s consolidated statement of operations.

The net deferred gains of $2,140 on the cash flow hedge derivatives will be reclassified from other comprehensive income (loss) to the consolidated statement of operations in 2013.  The Company has measured the ineffectiveness of the forward currency and commodity contracts and any amounts recognized in the consolidated financial statements were immaterial for the years ended December 31, 2012 and 2011.

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

				December 31,	December 31,
				2012	2011
		Fair value estimated using
	Fair value	Level 1 inputs (A)	Level 2 inputs (B)	Level 3 inputs (C)	Fair value

Financial assets carried at fair value:
Interest rate swap contract	$2,212	$-	$2,212	$-	$1,078
Forward currency contracts	1,800	-	1,800	-	2
Fixed price commodity contracts	340	-	340	-	-

Total financial assets carried at fair value	$4,352	$-	$4,352	$-	$1,080

Financial liabilities carried at fair value:
Forward currency contracts	$191	$-	$191	$-	$4,158
Fixed price commodity contracts	-	-	-	-	3,564

Total financial liabilities carried at fair value	$191	$-	$191	$-	$7,722

(A)	Fair values estimated using Level 1 inputs, which consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. The Company did not have any fair value estimates using Level 1 inputs at December 31, 2012 or 2011.

(B)	Fair values estimated using Level 2 inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly and include among other things, quoted prices for similar assets or liabilities in markets that are active or inactive as well as inputs other than quoted prices that are observable. For forward currency, fixed price commodity and interest rate swap contracts, inputs include foreign currency exchange rates, commodity indexes and the six-month forward LIBOR.

(C)	Fair values estimated using Level 3 inputs consist of significant unobservable inputs. The Company did not have any fair value estimates using Level 3 inputs at December 31, 2012 or 2011.

For the year ended December 31, 2011, the Company recorded a fair value adjustment of $4,945 related to the BCS goodwill. The Company utilized Level 3 inputs to estimate the fair value adjustment for nonfinancial assets. For additional information, see the discussion of Goodwill and Other Intangible Assets in Note 2. No adjustments to fair value were required for nonfinancial assets for the year ended December 31, 2012 or 2010.

10. Commitments and Contingencies

In the ordinary course of business, the Company is subject to various claims and legal proceedings, workers’ compensation and product liability disputes. The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse affect on the results of operations, cash flows or the financial position of the Company.

As a result of environmental studies performed at the Company’s former facility located in Sarasota, Florida, the Company became aware of soil and groundwater contamination at the Company site. The Company engaged an environmental engineering consultant to assess the level of contamination and to develop a remediation and monitoring plan for the site. Soil remediation at the site was completed during the year ended December 31, 2010. Ground water remediation at the site is expected to begin during the third quarter of 2013, upon approval of a remedial action plan. During the years ended December 31, 2012 and 2011, environmental remediation costs incurred were immaterial. At December 31, 2012 and 2011, the Company had accrued an undiscounted liability of $1,340 and $1,921, respectively, related to future remediation. At December 31, 2012 and 2011, $733 and $0, respectively, were recorded as a component of accrued expenses and other current liabilities on the consolidated balance sheets while the remaining amounts were recorded as a component of other long-term liabilities. A majority of the costs associated with the recorded liability will be incurred at the start of the groundwater remediation, with the balance relating to monitoring costs to be incurred over multiple years. The recorded liability is based on assumptions of the proposed remedial action plan. In December 2011, the Company sold the Sarasota facility and related property. However, the liability to remediate the site contamination remains the responsibility of the Company. Due to the ongoing site remediation, the closing terms of the sale agreement included a requirement for the Company to maintain a $2,000 letter of credit for the benefit of the buyer.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

In addition, PST has civil, labor and tributary contingencies for which the likelihood of loss is deemed to be reasonably possible, but not probable, by its legal advisors, and, therefore, no accrual was recorded. Such contingencies amount to $11,925 and $13,349 at December, 2012 and 2011, respectively.

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

As a result of the restructuring plan approved on October 29, 2007, the manufacturing facility located in Sarasota, Florida was closed in 2008. During the year ended December 31, 2011, the Company sold the facility and recognized a gain of $95 as a component of selling, general and administrative.

In connection with the Electronics segment restructuring initiative, the Company recorded restructuring charges during the year ended December 31, 2012 and 2011 of $256 and $951, respectively, as part of selling, general and administrative expense. At December 31, 2012 and 2011, the only remaining restructuring related accrual relates to the cancelled property lease in Mitcheldean, United Kingdom, for which the Company has accrued $765 and $1,920, respectively, on the consolidated balance sheets of which $419 and $467, respectively, is a component of other long-term liabilities. The decrease in the accrual was due to the payment made in conjunction with the settlement agreement with the property landlord.

The expenses related to the restructuring activities that belong to the Electronics reportable segment include the following:

		Contract
	Severance	termination
	costs	costs	Total
Accrued balance at January 1, 2010	$127	$1,423	$1,550
2010 charge to expense	183	121	304
Foreign currency translation effect	-	64	64
Cash payments	(310)	(491)	(801)
Accrued balance at December 31, 2010	-	1,117	1,117
2011 charge to expense	-	951	951
Foreign currency translation effect	-	(148)	(148)
Cash payments	-	-	-
Accrued balance at December 31, 2011	-	1,920	1,920
2012 charge to expense	-	256	256
Foreign currency translation effect	-	172	172
Cash payments	-	(1,583)	(1,583)
Accrued balance at December 31, 2012	$-	$765	$765

There were no restructuring expenses related to the Wiring or Control Devices reportable segments during the years ended December 31, 2012, 2011 or 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, unless otherwise indicated)

In response to a change in customer demand, the PST segment incurred and paid business realignment charges of $1,646 for the year ended December 31, 2012, of which $729 was recorded in cost of goods sold with the remainder recorded in selling, general and administrative expenses. The charges consist primarily of severance costs related to workforce reductions.

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

On December 31, 2011, the Company acquired a controlling interest in PST which resulted in PST becoming a separate reportable segment.

During the fourth quarter of 2012, the Company changed its reportable segments in accordance with changes in financial information received and reviewed by the Company’s chief operating decision maker. As a result, the Company’s Wiring business unit is now an operating segment for financial reporting purposes. Historically, the Wiring business unit was included in the Electronics operating segment. The Company has revised the consolidated segment information for all periods presented to reflect this presentation.

The Company has four reportable segments: Electronics, Wiring, Control Devices and PST which also represents its operating segments. The Electronics reportable segment produces electronic instrument clusters, electronic control units and driver information systems. The Wiring reportable segment produces electrical power and signal distribution systems, primarily wiring harnesses and connectors and instrument panel assemblies. The Control Devices reportable segment produces sensors, switches, valves and actuators. The PST reportable segment, which is also an operating segment, specializes in the design, manufacture and sale of electronic vehicle security alarms, convenience accessories, vehicle tracking devices and monitoring services and in-vehicle audio and video devices.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, unless otherwise indicated)

A summary of financial information by reportable segment is as follows:

Years ended December 31	2012	2011	2010

Net Sales:
Electronics	$164,196	$180,508	$139,414
Inter-segment sales	51,857	58,029	40,481
Electronics net sales	216,053	238,537	179,895
Wiring	326,048	325,549	258,216
Inter-segment sales	3,783	2,825	2,749
Wiring net sales	329,831	328,374	260,965
Control Devices	267,859	259,316	237,596
Inter-segment sales	3,906	3,619	3,298
Control Devices net sales	271,765	262,935	240,894
PST (A)	180,410	-	-
Inter-segment sales	-	-	-
PST net sales (A)	180,410	-	-
Eliminations	(59,546)	(64,473)	(46,528)
Total net sales	$938,513	$765,373	$635,226
Income (loss) before income taxes:
Electronics (B)	$10,049	$14,743	$37,807
Wiring	(289)	(17,119)	4,177
Control Devices (B)	15,048	17,145	15,877
PST - consolidated (A)	(4,985)	-	-
PST - equity in earnings of investee (A)	-	8,805	9,490
Other corporate activities (B)	635	63,461	(35,164)
Corporate interest expense	(15,898)	(15,393)	(20,163)
Total income before income taxes	$4,560	$71,642	$12,024
Depreciation and Amortization:
Electronics	$4,467	$5,174	$4,885
Wiring	5,054	4,442	4,159
Control Devices	9,137	9,270	9,958
PST (A) (C)	15,613	-	-
Other corporate activities (C)	188	199	283
Total depreciation and amortization (C)	$34,459	$19,085	$19,285
Interest Expense net:
Electronics	$1,342	$1,619	$1,497
Wiring	164	78	87
Control Devices	254	144	33
PST (A)	2,375	-	-
Corporate activities	15,898	15,393	20,163
Total interest expense, net	$20,033	$17,234	$21,780
Capital Expenditures:
Electronics	$2,841	$6,148	$4,855
Wiring	3,251	9,740	6,496
Control Devices	9,574	10,368	7,267
PST (A)	9,102	-	-
Corporate activities	1,584	34	(44)
Total capital expenditures	$26,352	$26,290	$18,574

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, unless otherwise indicated)

As of December 31	2012	2011	2010

Total Assets:
Electronics	$84,772	$94,375	$94,488
Wiring	99,755	117,415	97,210
Control Devices	100,351	98,636	96,977
PST	267,687	328,652	-
Corporate (D)	308,969	341,602	217,414
Eliminations	(268,843)	(285,185)	(119,353)
Total assets	$592,691	$695,495	$386,736

(A)	The acquisition of a controlling interest in PST occurred on December 31, 2011. See Note 2 to the consolidated financial statements included in this report. PST’s balance sheet is reflected in the consolidated balance sheet as of December 31, 2012 and 2011. The Company recognized a one-time non-cash pre-tax gain of $65,372 on its previously held interest in PST related to the acquisition.

(B)	During year ended December 31, 2010, the Company placed its Stoneridge Pollak Limited (“SPL”) subsidiary into administration. As a result of placing SPL into administration the Company recognized a gain within the Electronics reportable segment of $32,512 and losses within other corporate activities and within the Control Devices reportable segment of $32,039 and $473, respectively. These results were primarily due to eliminating SPL’s intercompany debt and equity structure.

(C)	These amounts represent depreciation and amortization on fixed and certain intangible assets.

(D)	Assets located at Corporate consist primarily of cash, equity investments and intercompany loan receivables.

The following table presents net sales and non-current assets for the geographic areas in which the Company operates:

Years ended December 31	2012	2011	2010

Net Sales:
North America	$611,756	$601,490	$513,455
South America	180,410	-	-
Europe and Other	146,347	163,883	121,771
Total net sales	$938,513	$765,373	$635,226

As of December 31	2012	2011	2010

Non-Current Assets:
North America	$82,777	$81,957	$124,851
South America	185,109	210,028	-
Europe and Other	13,751	14,046	11,909
Total non-current assets	$281,637	$306,031	$136,760

13.  SPL Administration

On February 23, 2010, the Company placed its wholly owned subsidiary, SPL into administration (a structured bankruptcy) in the United Kingdom. The Company had previously ceased operations at the facility as of December 2008 as part of the restructuring initiatives announced on October 29, 2007, as described in Note 11. The remaining assets and customer contracts of SPL were transferred to other subsidiaries of the Company subsequent to SPL filing for administration. As a result of placing SPL into administration, the Company recognized a net gain of approximately $3,423 during the year ended December 31, 2010. This gain was primarily related to the reversal of the cumulative translation adjustment account (“CTA”) and deferred tax liabilities, which had previously been included as a component of other comprehensive income (loss) income within shareholders’ equity. The net gain of approximately $2,253, primarily due to reversing the CTA balance is included as a component of other expense (income), net on the consolidated statement of operations. The benefit from reversing the deferred tax liabilities, primarily employee benefit related of approximately $1,170, is included as a component of provision for income taxes on the consolidated statement of operations, as described in Note 5.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, unless otherwise indicated)

14. Unaudited Quarterly Financial Data

The following is a summary of quarterly results of operations:

	Quarter ended
	December 31	September 30	June 30	March 31

2012
Net sales	$222,725	$219,256	$234,265	$262,267
Gross profit	54,609	51,238	53,659	65,138
Operating income	8,648	6,615	1,617	11,849
Provision (benefit) for income taxes	95	383	(884)	1,218
Net income (loss)	2,711	589	(5,298)	5,746
Net income (loss) attributable to noncontrolling interests	90	170	(1,740)	(133)
Net income (loss) attributable to Stoneridge, Inc.	2,621	419	(3,558)	5,879
Earnings per share attributable to Stoneridge, Inc.:
Basic (A)	0.10	0.02	(0.13)	0.22
Diluted (A)	0.10	0.02	(0.13)	0.22

	Quarter ended
	December 31	September 30	June 30	March 31
2011
Net sales	$186,048	$195,864	$190,417	$193,044
Gross profit	32,318	37,451	37,718	39,290
Operating income (loss)	(7,584)	6,997	7,413	6,700
Provision for income taxes	22,727	1,543	1,158	677
Net income (B)	35,366	4,257	3,240	2,674
Net loss attributable to noncontrolling interests	(3,209)	(272)	(124)	(215)
Net income attributable to Stoneridge, Inc.	38,575	4,529	3,364	2,889
Earnings per share attributable to Stoneridge, Inc.:
Basic (A)	1.58	0.19	0.14	0.12
Diluted (A)	1.56	0.18	0.14	0.12

(A)	Earnings per share for the year may not equal the sum of the four historical quarters earnings per share due to changes in weighted average basic and diluted shares outstanding.
(B)	As a result of obtaining a controlling interest in PST on December 31, 2011, the Company recognized a one-time non-cash after-tax gain of $42.5 million.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at beginning of period	Charged to costs and expenses	Write-offs	Balance at end of period

Accounts receivable reserves:
Year ended December 31, 2010	$2,350	$710	$(1,047)	$2,013
Year ended December 31, 2011	2,013	191	(719)	1,485
Year ended December 31, 2012	1,485	3,415	(1,506)	3,394

	Balance at beginning of period	Net additions charged to income (expense)	Exchange rate fluctuations and other items	Balance at end of period

Valuation allowance for deferred tax assets:
Year ended December 31, 2010	$83,120	$(8,371)	$191	$74,940
Year ended December 31, 2011	74,940	1,059	2,212	78,211
Year ended December 31, 2012	78,211	(2,842)	(3,579)	71,790

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

There have been no disagreements between the management of the Company and its Independent Registered Public Accounting Firm on any matter of accounting principles or practices of financial statement disclosures, or auditing scope or procedure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2012, an evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s PEO and PFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). In evaluating the Company’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Under the supervision and with the participation of our management, including the PEO and PFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2012. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

On December 31, 2011, we completed our acquisition of a controlling interest in PST Eletrônica Ltda (“PST”). PST operated under its own set of processes and internal controls and maintained those processes and much of that control environment until we incorporated PST’s operations into our own processes and control environment. We completed the incorporation of PST’s operations into our processes and control environment during 2012.

There were no changes to our internal controls over financial reporting during the quarter ended December 31, 2012 that has materially or is reasonably likely to materially affect internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Stoneridge, Inc. and Subsidiaries:

We have audited Stoneridge, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Stoneridge, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Stoneridge, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stoneridge, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012 of Stoneridge, Inc. and Subsidiaries and our report dated March 8, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio

March 8, 2013

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 regarding our directors is incorporated by reference to the information under the sections and subsections entitled, “Proposal One: Election of Directors,” “Nominating and Corporate Governance Committee,” “Audit Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Guidelines” contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 6, 2013. The information required by this Item 10 regarding our executive officers appears as a Supplementary Item following Item 1 under Part I hereof.

Item 11. Executive Compensation.

The information required by this Item 11 is incorporated by reference to the information under the sections and subsections “Compensation Committee,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Executive Compensation” contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 6, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 (other than the information required by Item 201(d) of Regulation S-K which is set forth below) is incorporated by reference to the information under the heading “Security Ownership of Certain Beneficial Owners and Management” contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 6, 2013.

In October 1997, we adopted a Long-Term Incentive Plan for our employees, which expired on June 30, 2007. In May 2002, we adopted a Director Share Option Plan for our directors. In April 2005, we adopted a Directors’ Restricted Shares Plan. In April 2006, we adopted an Amended and Restated Long-Term Incentive Plan. In May 2010, we adopted an Amended Directors’ Restricted Share Plan and an Amended and Restated Long-Term Incentive Plan, as amended. Our shareholders approved each plan. Equity compensation plan information, as of December 31, 2012, is as follows:

	Number of securities to be issued upon the exercise of outstanding share options	Weighted-average exercise price of outstanding share options	Number of securities remaining available for future issuance under equity compensation plans (A)

Equity compensation plans approved by shareholders	59,000	$12.20	1,082,098

Equity compensation plans not approved by shareholders	-	$-	-

(A)	Excludes securities reflected in the first column, “Number of securities to be issued upon the exercise of outstanding share options.” Also excludes 1,439,200 restricted Common Shares issued and outstanding to key employees pursuant to the Company’s Amended and Restated Long-Term Incentive Plan, as amended and 39,480 restricted Common Shares issued and outstanding to directors under the Amended Directors’ Restricted Share Plan as of December 31, 2012.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated by reference to the information under the sections and subsections “Transactions with Related Persons” and “Director Independence” contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 6, 2013.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 is incorporated by reference to the information under the sections and subsections “Service Fees Paid to Independent Registered Accounting Firm” and “Pre-Approval Policy” contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 6, 2013.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K.

		Page in
		Form 10-K
(1)	Consolidated Financial Statements:
	Report of Independent Registered Public Accounting Firm	41
	Consolidated Balance Sheets as of December 31, 2012 and 2011	42
	Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010	43
	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010	44
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010	45
	Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2012, 2011 and 2010	46

	Notes to Consolidated Financial Statements	47

(2)	Financial Statement Schedule:
	Schedule II – Valuation and Qualifying Accounts	77

(3)	Exhibits:
	See the list of exhibits on the Index to Exhibits following the signature page.

(b)	The exhibits listed on the Index to Exhibits are filed as part of or incorporated by reference into this report.

(c)	Additional Financial Statement Schedules.

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONERIDGE, INC.

Date: March 8, 2013	/s/ GEORGE E. STRICKLER
George E. Strickler
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 8, 2013	/s/ JOHN C. COREY
John C. Corey President, Chief Executive Officer and Director (Principal Executive Officer)

Date: March 8, 2013	/s/ GEORGE E. STRICKLER
George E. Strickler
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date: March 8, 2013	/s/ WILLIAM M. LASKY
William M. Lasky Chairman of the Board of Directors

Date: March 8, 2013	/s/ JEFFREY P. DRAIME
Jeffrey P. Draime Director

Date: March 8, 2013	/s/ DOUGLAS C. JACOBS
Douglas C. Jacobs Director

Date: March 8, 2013	/s/ IRA C. KAPLAN
Ira C. Kaplan Director

Date: March 8, 2013	/s/ KIM KORTH
Kim Korth Director

Date: March 8, 2013	/s/ GEORGE S. MAYES, JR.
George S. Mayes, Jr. Director

Date: March 8, 2013	/s/ PAUL J. SCHLATHER
Paul J. Schlather Director

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

2.1	Asset Purchase and Contribution Agreement, dated October 9, 2009, by and among the Company and Bolton Conductive Systems LLC, Martin Kochis, Joseph Malecke, Bolton Investments LLC, William Bolton and New Bolton Systems (incorporated by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

2.2	Share Purchase Agreement, dated November 22, 2011, by and among Stoneridge, Inc., Marcos Ferretti, Adriana Campos De Cerqueira Leite, Alphabet do Brasil Ltda., PST Eletronica S.A., and Sergio De Cerqueira Leite (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on January 5, 2012).

3.1	Second Amended and Restated Articles of Incorporation of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

3.2	Amended and Restated Code of Regulations of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June, 30 2007).

4.1	Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

4.2	Senior Secured Notes Indenture dated as of October 4, 2010 among Stoneridge, Inc. as Issuer, Stoneridge Control Devices, Inc. and Stoneridge Electronics, Inc, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 6, 2010).

4.3	First Supplemental Indenture to Indenture dated as of October 4, 2010 among Stoneridge, Inc., Stoneridge Control Devices, Inc., Stoneridge Electronics, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 6, 2010).

10.1	Directors’ Share Option Plan (incorporated by reference to Exhibit 4 of the Company’s Registration Statement on Form S-8 (No. 333-96953))*.

10.2	Form of Long-Term Incentive Plan Share Option Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*.

10.3	Form of Directors’ Share Option Plan Share Option Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*.

10.4	Director’s Restricted Shares Plan (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (No. 333-127017))*.

10.5	Form of Director’s Restricted Shares Plan Agreement, (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)*.

10.6	Employment Agreement between the Company and John C. Corey (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2006)*.

Exhibit
Number	Exhibit

10.7	Form of 2006 Directors’ Restricted Shares Plan Grant Agreement (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on July 26, 2006)*.

10.8	Amended Annual Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 12, 2011)*.

10.9	Amended and Restated Change in Control Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)*.

10.10	Amended Employment Agreement between Stoneridge, Inc. and John C. Corey (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)*.

10.11	Amended and Restated Change in Control Agreement (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)*.

10.12	Form of Stoneridge, Inc. Long-Term Incentive Plan – Restricted Shares Grant Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)*.

10.13	Form of Stoneridge, Inc. Long-Term Cash Incentive Plan – Grant Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)*.

10.14	Stoneridge, Inc. Long-Term Cash Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)*.

10.15	Stoneridge, Inc. Officers’ and Key Employees’ Severance Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 9, 2009)*.

10.16	Stoneridge, Inc. form of Indemnification Agreement between the Company and John C. Corey, George E. Strickler, Kenneth A. Kure and James E. Malcolm (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.17	Stoneridge, Inc. Amended and Restated Long-Term Incentive Plan – Form of 2010 Restricted Shares Grant Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)*.

10.18	Stoneridge, Inc. Long-Term Cash Incentive Plan – Form of 2010 Phantom Share Grant Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)*.

Exhibit
Number	Exhibit

10.19	Amended and Restated Credit and Security Agreement dated as of September 20, 2010 by and among Stoneridge, Inc., Stoneridge Control Devices, Inc. and Stoneridge Electronics, Inc., as Borrowers, the Lending Institutions Named Therein as Lenders, PNC Bank, National Association, Comerica Bank, JPMorgan Chase Bank, N.A. and Fifth Third Bank, as lenders (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.20	Amendment No. 1 dated December 2, 2010 to the Amended and Restated Credit and Security Agreement as of September 20, 2010 by and among Stoneridge, Inc., Stoneridge Control Devices, Inc. and Stoneridge Electronics, Inc., as Borrowers, the Lending Institution Named Therein as Lenders, PNC Bank, National Association, Comerica Bank, JPMorgan Chase Bank, N.A, and Fifth Third Bank, as lenders (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010).

10.21	Amended and Restated Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (No. 333-172002))*.

10.22	Amended Directors’ Restricted Share Plan (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (No. 333-172002))*.

10.23	Second Amended and Restated Credit and Security Agreement as of December 1, 2011 by and among Stoneridge, Inc. and certain of its subsidiaries as Borrowers, PNC Bank, National Association, as Agent, an Issuer and Lead Arranger, and PNC Bank, National Association, JPMorgan Chase Bank, N.A., Comerica Bank and Fifth Third Bank, as lenders (incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 2, 2011).

10.24	Amended and Restated Change in Control Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 21, 2011)*.

14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

21.1	Principal Subsidiaries and Affiliates of the Company, filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm, filed herewith.

23.2	Consent of Independent Auditors, filed herewith.

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.1	Financial Statements of PST Eletrônica Ltda., filed herewith.

*	- Reflects management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this Annual Report on Form 10-K.

