Form 10-Q
period 2013-03-31
STONERIDGE INC
filed 2013-05-09
CIK 1043337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2013

Commission file number: 001-13337

STONERIDGE, INC.

(Exact name of registrant as specified in its charter)

Ohio	34-1598949
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9400 East Market Street, Warren, Ohio	44484
(Address of principal executive offices)	(Zip Code)

330) 856-2443
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

☐ Yes ☒ No

The number of Common Shares, without par value, outstanding as of April 26, 2013 was 28,489,315.

STONERIDGE, INC. AND SUBSIDIARIES

EX – 31.1
EX – 31.2
EX – 32.1
EX – 32.2

101	XBRL Exhibits :
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(in thousands)	2013	2012

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$46,724	$44,555
Accounts receivable, less reserves of $3,534 and $3,394, respectively	158,852	141,503
Inventories, net	103,115	96,032
Prepaid expenses and other current assets	34,806	28,964
Total current assets	343,497	311,054

Long-term assets:
Property, plant and equipment, net	118,137	119,147
Other assets
Intangible assets, net	84,160	84,397
Goodwill	67,287	66,381
Investments and other long-term assets, net	11,791	11,712
Total long-term assets	281,375	281,637
Total assets	$624,872	$592,691

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of debt	$17,621	$18,925
Revolving credit facilities	-	1,160
Accounts payable	85,017	76,303
Accrued expenses and other current liabilities	62,900	57,081
Total current liabilities	165,538	153,469

Long-term liabilities:
Long-term debt, net	193,531	181,311
Deferred income taxes	59,967	59,819
Other long-term liabilities	4,048	4,258
Total long-term liabilities	257,546	245,388

Shareholders' equity
Preferred Shares, without par value, authorized 5,000 shares, none issued	-	-
Common Shares, without par value, authorized 60,000 shares, issued 28,803 and 28,433 shares and outstanding 28,489 and 27,913 shares at March 31, 2013 and December 31, 2012, respectively, with no stated value	-	-
Additional paid-in capital	184,187	184,822
Common Shares held in treasury, 314 and 520 shares at March 31, 2013 and December 31, 2012, respectively, at cost	(519)	(1,885)
Accumulated deficit	(18,779)	(22,902)
Accumulated other comprehensive loss	(7,778)	(10,282)
Total Stoneridge, Inc. shareholders' equity	157,111	149,753
Noncontrolling interest	44,677	44,081
Total shareholders' equity	201,788	193,834
Total liabilities and shareholders' equity	$624,872	$592,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Three months ended March 31 (in thousands, except per share data)	2013	2012

Net sales	$235,710	$262,267

Costs and expenses:
Cost of goods sold	176,981	197,129
Selling, general and administrative	48,437	53,289

Operating income	10,292	11,849

Interest expense, net	4,574	5,355
Equity in earnings of investees	(201)	(139)
Other expense (income), net	617	(331)

Income before income taxes	5,302	6,964

Provision for income taxes	1,019	1,218

Net income	4,283	5,746

Net income (loss) attributable to noncontrolling interest	160	(133)

Net income attributable to Stoneridge, Inc.	$4,123	$5,879

Earnings per share attributable to Stoneridge, Inc.:
Basic	$0.15	$0.22
Diluted	$0.15	$0.22

Weighted average shares outstanding:
Basic	26,601	26,220
Diluted	27,395	26,857

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Three months ended March 31 (in thousands)	2013	2012

Net income	$4,283	$5,746
Other comprehensive income, net of tax:
Foreign currency translation adjustments	2,245	7,111
Unrealized gain on derivatives	259	7,256
Other comprehensive income, net of tax	2,504	14,367
Consolidated comprehensive income	6,787	20,113
Income (loss) attributable to noncontrolling interest	160	(133)
Comprehensive income attributable to Stoneridge, Inc.	$6,627	$20,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three months ended March 31 (in thousands)	2013	2012

OPERATING ACTIVITIES:
Net income	$4,283	$5,746
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation	7,417	7,051
Amortization, including accretion of debt discount	1,763	1,932
Deferred income taxes	(912)	38
Earnings of equity method investees	(201)	(139)
(Loss) gain on sale of fixed assets	(12)	2
Share-based compensation expense	1,387	1,350
Changes in operating assets and liabilities -
Accounts receivable, net	(17,395)	(17,717)
Inventories, net	(6,781)	2,532
Prepaid expenses and other	(4,958)	(2,596)
Accounts payable	8,795	8,377
Accrued expenses and other	6,020	(714)
Net cash provided by (used for) operating activities	(594)	5,862
INVESTING ACTIVITIES:
Capital expenditures	(5,818)	(6,848)
Proceeds from sale of fixed assets	16	143
Business acquisition	-	(19,779)
Net cash used for investing activities	(5,802)	(26,484)
FINANCING ACTIVITIES:
Revolving credit facility borrowings	-	160
Revolving credit facility payments	(1,160)	(7,418)
Proceeds from issuance of other debt	13,386	4,517
Repayments of other debt	(2,690)	(13,409)
Other financing costs	-	(99)
Repurchase of shares to satisfy employee tax withholding	(671)	(1,118)
Net cash provided by (used for) financing activities	8,865	(17,367)

Effect of exchange rate changes on cash and cash equivalents	(300)	2,192

Net change in cash and cash equivalents	2,169	(35,797)

Cash and cash equivalents at beginning of period	44,555	78,731

Cash and cash equivalents at end of period	$46,724	$42,934

Supplemental disclosure of non cash financing activities:
Change in fair value of interest rate swap	$(103)	$86
Issuance of Common Shares for acquisition of additional PST interest	$-	$10,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

(1) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Stoneridge, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission” or “SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the Commission’s rules and regulations. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.

Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2012.

Certain prior period amounts have been reclassified to conform to their 2013 presentation in the consolidated financial statements due to a change in reportable segments in the fourth quarter of 2012.

(2) Inventories

Inventories are valued at the lower of cost (using either the first-in, first-out (“FIFO”) or average cost methods) or market. The Company evaluates and adjusts as necessary its excess and obsolescence reserve at a minimum on a quarterly basis. Excess inventories are quantities of items that exceed anticipated sales or usage for a reasonable period. The Company has guidelines for calculating provisions for excess inventories based on the number of months of inventories on hand compared to anticipated sales or usage. Management uses its judgment to forecast sales or usage and to determine what constitutes a reasonable period.

Inventory cost includes material, labor and overhead. Inventories consist of the following:

	March 31,	December 31,
	2013	2012

Raw materials	$66,641	$64,340
Work-in-progress	16,752	13,621
Finished goods	19,722	18,071
Total inventories, net	$103,115	$96,032

Inventory valued using the FIFO method was $61,284 and $57,004 at March 31, 2013 and December 31, 2012, respectively. Inventory valued using the average cost method was $41,831 and $39,028 at March 31, 2013 and December 31, 2012, respectively.

(3) Financial Instruments and Fair Value Measurements

Financial Instruments

A financial instrument is cash or a contract that imposes an obligation to deliver, or conveys a right to receive cash or another financial instrument. The carrying values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. The estimated fair value of the Company’s senior secured notes with a face value of $175,000 (fixed rate debt) at March 31, 2013 and December 31, 2012 was $188,563 and $188,895, respectively, and was determined using market quotes classified as Level 2 input within the fair value hierarchy.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

Derivative Instruments and Hedging Activities

On March 31, 2013, the Company had open foreign currency forward contracts, fixed price commodity contracts and an interest rate swap. These contracts are used solely for hedging and not for speculative purposes. Management believes that its use of these instruments to reduce risk is in the Company’s best interest. The counterparties to these financial instruments are financial institutions with investment grade credit ratings.

Foreign Currency Exchange Rate Risk

The Company conducts business internationally and therefore is exposed to foreign currency exchange rate risk. The Company uses derivative financial instruments as cash flow and fair value hedges to mitigate its exposure to fluctuations in foreign currency exchange rates by reducing the effect of such fluctuations on foreign currency denominated intercompany transactions and other foreign currency exposures. The currencies hedged by the Company during 2013 and 2012 include the euro, Swedish krona and Mexican peso.

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

The Company’s foreign currency forward contracts offset some of the gains and losses on the underlying foreign currency denominated transactions as follows:

Euro-denominated and Swedish Krona-denominated Foreign Currency Forward Contracts

As of March 31, 2013, the Company held foreign currency forward contracts with an underlying notional amount of $12,585 to reduce the exposure related to the Company’s euro-denominated intercompany loans. These contracts expire in June 2013. During 2012, the Company also held a foreign currency forward contract to reduce the exposure related to the Company’s Swedish krona-denominated intercompany loans. This contract expired on November 30, 2012. Due to their short term nature, the euro-denominated and Swedish krona-denominated foreign currency forward contracts have not been designated as hedging instruments. For the three months ended March 31, 2013 and 2012, the Company recognized a loss of $363 and $877, respectively, in the condensed consolidated statement of operations as a component of other expense (income), net related to the euro- and Swedish krona-denominated contracts.

Mexican Peso-denominated Foreign Currency Forward Contracts – Cash Flow Hedge

The Company holds contracts with notional amounts at March 31, 2013 totaling $27,375 which expire ratably on a monthly basis from April 2013 through December 2013, compared to an aggregate notional amount of $36,500 at December 31, 2012.

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

The Company has fixed price commodity contracts at March 31, 2013 with an aggregate notional amount of 2,339 pounds, which expire ratably on a monthly basis over the period from April 2013 through December 2013, compared to an aggregate notional amount of 2,436 pounds at December 31, 2012.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

All of these contracts represent a portion of the Company’s forecasted copper purchases. These contracts were executed to hedge a portion of forecasted transactions and the contracts are accounted for as cash flow hedges. The unrealized gain or loss for the effective portion of the hedges is deferred and reported in the Company’s condensed consolidated balance sheets as a component of accumulated other comprehensive loss while the ineffective portion is reported in the condensed consolidated statement of operations. The effectiveness of the transactions is measured on an ongoing basis using regression analysis and forecasted future copper purchases. Based upon the results of the regression analysis, the Company has concluded that these cash flow hedges are highly effective.

Interest Rate Risk - Fair Value Hedge

The Company has a fixed-to-floating interest rate swap agreement (the “Swap”) with a notional amount of $45,000 to hedge a portion of its exposure to fair value fluctuations related to its senior secured notes. The Swap was designated as a fair value hedge of the fixed interest rate obligation under the Company’s $175,000 9.5% senior secured notes due October 15, 2017. The critical terms of the Swap are aligned with the terms of the senior secured notes, including maturity of October 15, 2017, resulting in no hedge ineffectiveness. The unrealized gain or loss for the effective portion of the hedge is deferred and reported in the Company’s condensed consolidated balance sheets as an asset or liability, as applicable, with the offset to the carrying value of the senior secured notes.

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

The Swap reduced interest expense by $231 and $225 for the three months ended March 31, 2013 and 2012, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

The notional amounts and fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

			Prepaid expenses and other
			current assets / other		Accrued expenses and other
	Notional amounts (A)		long-term assets		current liabilities
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2013	2012	2013	2012	2013	2012
Derivatives designated as hedging instruments:			`
Cash Flow Hedge:
Forward currency contracts	$27,375	$36,500	$2,866	$1,800	$-	$-
Fixed price commodity contracts	2,339	2,436	-	340	467	-

Fair Value Hedge:
Interest rate swap contract	$45,000	$45,000	$2,109	$2,212	$-	$-

Derivatives not designated as hedging instruments:
Forward currency contracts	$12,585	$12,643	$-	$-	$15	$191

(A)	Notional amounts represent the gross contract / notional amount of the derivatives outstanding. The fixed price commodity notional amounts are in pounds.

Amounts recorded for the cash flow hedges in other comprehensive income and in net income for the three months ended March 31 are as follows:

	Gain (loss)		Gain reclassified	Loss reclassified
	recorded in	Gain recorded	from other	from other
	other	in other	comprehensive	comprehensive
	comprehensive	comprehensive	income into net	income into net
	income	income	income	income
	2013	2012	2013	2012
Derivatives designated as cash flow hedges:
Forward currency contracts	$1,741	$4,548	$675	$(24)
Fixed price commodity contracts	(745)	2,332	62	(352)
Total derivatives designated as cash flow hedges	$996	$6,880	$737	$(376)

Gains and losses reclassified from other comprehensive income into net income were recognized in cost of goods sold in the Company’s condensed consolidated statements of operations.

The net deferred gains of $2,399 on the cash flow hedge derivatives will be reclassified from other comprehensive income to the condensed consolidated statement of operations through December 2013.  The Company has measured the ineffectiveness of the forward currency and commodity contracts and any amounts recognized in the condensed consolidated financial statements were immaterial for the three months ended March 31, 2013 and 2012.

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

		March 31,		December 31,
		2013		2012
		Fair value estimated using
	Fair value	Level 1 inputs (A)	Level 2 inputs (B)	Level 3 inputs (C)	Fair value

Financial assets carried at fair value:

Interest rate swap contract	$2,109	$-	$2,109	$-	$2,212
Forward currency contracts	2,866	-	2,866	-	1,800
Fixed price commodity contracts	-	-	-	-	340

Total financial assets carried at fair value	$4,975	$-	$4,975	$-	$4,352

Financial liabilities carried at fair value:

Forward currency contracts	$15	$-	$15	$-	$191
Fixed price commodity contracts	467	-	467	-	-

Total financial liabilities carried at fair value	$482	$-	$482	$-	$191

(A)	Fair values estimated using Level 1 inputs, which consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. The Company did not have any fair value estimates using Level 1 inputs at March 31, 2013 or December 31, 2012.

(B)	Fair values estimated using Level 2 inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly and include among other things, quoted prices for similar assets or liabilities in markets that are active or inactive as well as inputs other than quoted prices that are observable. For forward currency, commodity hedge and interest rate swap contracts, inputs include foreign currency exchange rates, commodity indexes and the six-month forward LIBOR.

(C)	Fair values estimated using Level 3 inputs consist of significant unobservable inputs. The Company did not have any fair value estimates using Level 3 inputs at March 31, 2013 or December 31, 2012.

(4) Share-Based Compensation

Total compensation expense for share-based compensation arrangements recognized in the condensed consolidated statements of operations as a component of selling, general and administrative expenses was $1,387 and $1,350 for the three months ended March 31, 2013 and 2012, respectively. Of these amounts, $156 and $225 for the three months ended March 31, 2013 and 2012, respectively, were related to the Long-Term Cash Incentive Plan “Phantom Shares” discussed in Note 10.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

(5) Long-Term Debt

	Principal Outstanding at		Weighted Average
	March 31,	December 31,	Interest at
	2013	2012	March 31, 2013	Maturity

Revolving Credit Facilities:
Asset-based credit facility	$-	$-	N/A	Dec - 2016
BCS revolver	-	1,160	N/A	Feb - 2013
Total revolving credit facilities	$-	$1,160

Debt:
Senior secured notes, net of discount and swap fair value adjustment (A)	$173,948	$173,916	9.50%	Oct - 2017
PST short-term notes	14,518	16,161	2.32% - 3.62%	Various 2013
PST long-term notes	20,701	8,155	4.00% - 5.50%	2016 - 2019
Suzhou note	1,449	1,445	7.50%	Aug - 2013
Other	536	559
Total	211,152	200,236
Less: current portion	(17,621)	(18,925)
Total long-term debt, net	$193,531	$181,311

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

The available borrowing capacity on the Credit Facility is based on eligible current assets, as defined. At March 31, 2013 and December 31, 2012, the Company had undrawn borrowing capacity of approximately $85,097 and $74,060, respectively, based on eligible current assets. The Credit Facility contains financial performance covenants which would only constrain the Company’s borrowing capacity if our undrawn availability falls below $20,000. However, restrictions do include limits on capital expenditures, operating leases, dividends and investment activities in a negative covenant which limits investment activities to $15,000 minus certain guarantees and obligations.

The Company was in compliance with all Credit Facility covenants at March 31, 2013 and December 31, 2012.

On October 13, 2009, the Company’s consolidated subsidiary, BCS, entered into a master revolving note (the “BCS Revolver”), subject to an annual renewal, which permitted borrowing up to a maximum level of $3,000. The BCS Revolver was paid off and agreement terminated in February 2013.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

Debt

On October 4, 2010, the Company issued $175,000 of senior secured notes which are included as a component of long-term debt, net on the condensed consolidated balance sheets. These senior secured notes bear interest at an annual rate of 9.5% and mature on October 15, 2017. The senior secured notes were issued to the original purchasers at a 2.5% discount for which the remaining balance at March 31, 2013 and December 31, 2012 was $3,161 and $3,296, respectively. The senior secured notes are redeemable in full, at the Company’s option, beginning October 15, 2014 at 104.75%. Interest payments are payable on April 15 and October 15 of each year. The senior secured notes indenture limits the amount of the Company and its restricted subsidiaries’ indebtedness, restricts certain payments and includes various other non-financial restrictive covenants. The senior secured notes are guaranteed by all of the Company’s existing domestic restricted subsidiaries. All other restricted subsidiaries that may guarantee any indebtedness of the Company or the guarantors will also guarantee the senior secured notes.

Our consolidated subsidiary PST Eletrônica Ltda. (“PST”) maintains several term notes used for working capital purposes including a new term loan (the “PST note”) entered into on March 19, 2013 for 25,000 Brazilian reais whose U.S. dollar equivalent outstanding balance was $12,420 at March 31, 2013. The PST note matures on February 2, 2016 with interest payable monthly at a fixed interest rate of 5.5%. The other short-term and long-term notes also have fixed interest rates.  Depending on the specific note, interest is payable either monthly or annually. The noncurrent portion of the PST long-term notes at March 31, 2013 is $19,515 and is comprised of the following maturities; $6,114 in 2014, $7,449 in 2015, $2,265 in 2016 and $1,229 annually in 2017 through 2019.  As of March 31, 2013 and December 31, 2012, PST was in compliance with all loan covenants.

On September 2, 2011, the Company’s wholly-owned subsidiary located in Suzhou, China entered into a term loan for 9,000 Chinese yuan which matured in August 2012. On August 29, 2012, the subsidiary entered into a new term loan for 9,000 Chinese yuan (the “Suzhou note”) whose U.S. dollar equivalent outstanding balance was $1,449 and $1,445 at March 31, 2013 and December 31, 2012, respectively. The Suzhou note is included on the condensed consolidated balance sheets as a component of current portion of long-term debt. Interest is payable quarterly at 125.0% of the one-year lending rate published by The People’s Bank of China.

The Company’s wholly-owned subsidiary located in Stockholm, Sweden, has an overdraft credit line which allows overdrafts on the subsidiary’s bank account up to a maximum level of 20,000 Swedish krona, or $3,064 and $3,075, at March 31, 2013 and December 31, 2012, respectively. At March 31, 2013 and December 31, 2012, there were no overdrafts on the bank account.

(6) Net Income Per Share

Basic net income per share was computed by dividing net income attributable to Stoneridge, Inc. by the weighted-average number of Common Shares outstanding for each respective period. Diluted net income per share was calculated by dividing net income attributable to Stoneridge, Inc. by the weighted-average of all potentially dilutive Common Shares that were outstanding during the periods presented. Actual weighted-average Common Shares outstanding used in calculating basic and diluted net income per share were as follows:

Three months ended March 31	2013	2012

Basic weighted-average shares outstanding	26,601,282	26,220,313
Effect of dilutive shares	793,759	636,561
Diluted weighted-average shares outstanding	27,395,041	26,856,874

Options not included in the computation of diluted net income per share to purchase 20,000 and 66,000 Common Shares at an average price of $15.73 and $12.00 per share were outstanding at March 31, 2013 and 2012, respectively. These outstanding options were not included in the computation of diluted net income per share because their respective exercise prices were greater than the average closing market price of Company Common Shares.

There were 663,750 and 675,300 performance-based restricted Common Shares outstanding at March 31, 2013 and 2012, respectively. These shares were not included in the computation of diluted net income per share because all vesting conditions have not and are not expected to be achieved as of March 31, 2013 and 2012. These shares may or may not become dilutive based on the Company’s ability to meet or exceed future performance targets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

(7) Changes in Accumulated Other Comprehensive Loss by Component

Changes in accumulated other comprehensive loss for the three months ended March 31, 2013 and 2012 were as follows:

	Foreign	Unrealized
	currency	gain (loss) on	Pension
	translation	derivatives	liability	Total

Balance at January 1, 2012	$(1,908)	$(7,722)	$15	$(9,615)

Other comprehensive income before reclassifications	7,111	6,880	-	13,991
Amounts reclassified from accumulated other comprehensive income	-	(376)	-	(376)
Net other comprehensive income, net of tax	7,111	7,256	-	14,367

Balance at March 31, 2012	$5,203	$(466)	$15	$4,752

Balance at January 1, 2013	$(12,410)	$2,140	$(12)	$(10,282)

Other comprehensive income before reclassifications	2,245	996	-	3,241
Amounts reclassified from accumulated other comprehensive income, net of tax	-	737	-	737
Net other comprehensive income, net of tax	2,245	259	-	2,504

Balance at March 31, 2013	$(10,165)	$2,399	$(12)	$(7,778)

(8) Restructuring

The Company announced restructuring initiatives in 2007 to improve manufacturing efficiency and cost position by ceasing manufacturing operations at its Sarasota, Florida (Control Devices reportable segment) and Mitcheldean, United Kingdom (Electronics reportable segment) locations. During 2008 and 2009, in response to the depressed conditions in the North American and European commercial and automotive vehicle markets, the Company continued and expanded the restructuring initiatives in the Control Devices and Electronics reportable segments. While the initiatives were completed in 2009 in regards to the Control Devices reportable segment, in 2010 the Company continued restructuring initiatives within the Electronics reportable segment and recorded amounts related to its cancelled property lease in Mitcheldean, United Kingdom. During the third quarter of 2012, the Company finalized a settlement agreement to modify the terms of and the obligation associated with the property consistent with previous estimates.

In connection with the Electronics segment restructuring initiative, the Company recorded restructuring charges during the three months ended March 31, 2013 and 2012 of $116 and $25, respectively, as part of selling, general and administrative expense. At March 31, 2013 and December 31, 2012, the only remaining restructuring related accrual pertains to the cancelled property lease in Mitcheldean, United Kingdom, for which the Company has accrued $716 and $765, respectively, on the condensed consolidated balance sheets of which $392 and $419, respectively, is a component of other long-term liabilities.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

As a result of environmental studies performed at the Company’s former facility located in Sarasota, Florida, the Company became aware of soil and groundwater contamination at the Company site. The Company engaged an environmental engineering consultant to assess the level of contamination and to develop a remediation and monitoring plan for the site. Soil remediation at the site was completed during the year ended December 31, 2010. Groundwater remediation at the site is expected to begin during the third quarter of 2013, upon state regulatory approval of a remedial action plan. During the three months ended March 31, 2013 and 2012, environmental remediation costs incurred were immaterial. At March 31, 2013 and December 31, 2012, the Company had accrued an undiscounted liability of $1,340 related to future remediation. At March 31, 2013 and December 31, 2012, $733 was recorded as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets while the remaining amounts were recorded as a component of other long-term liabilities. A majority of the costs associated with the recorded liability will be incurred at the start of the groundwater remediation, with the balance relating to monitoring costs to be incurred over multiple years. The recorded liability is based on assumptions of the proposed remedial action plan. In December 2011, the Company sold the Sarasota facility and related property. However, the liability to remediate the site contamination remains the responsibility of the Company. Due to the ongoing site remediation, the closing terms of the sale agreement included a requirement for the Company to maintain a $2,000 letter of credit for the benefit of the buyer.

In addition, the Company’s consolidated subsidiary, PST, has civil, labor and tax contingencies for which the likelihood of loss is deemed to be reasonably possible, but not probable, by its legal advisors, and, therefore, no accrual was recorded. Such contingencies amount to $12,292 and $11,925 at March 31, 2013 and December 31, 2012.

Product Warranty and Recall

Amounts accrued for product warranty and recall claims are established based on the Company’s best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet dates. These accruals are based on several factors including past experience, production changes, industry developments and various other considerations. The Company can provide no assurances that it will not experience material claims in the future or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued or beyond what the Company may recover from its suppliers. The current portion of the product warranty and recall reserve is included as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets. Product warranty and recall includes $193 and $494 of a long-term liability at March 31, 2013 and December 31, 2012, respectively, which is included as a component of other long-term liabilities on the condensed consolidated balance sheets.

The following provides a reconciliation of changes in product warranty and recall liability:

Three months ended March 31	2013	2012

Product warranty and recall at beginning of period	$6,107	$5,301
Accruals for products shipped during period	1,079	856
Aggregate changes in pre-existing liabilities due to claim developments	529	295
Settlements made during the period (in cash or in kind)	(1,498)	(1,030)
Product warranty and recall at end of period	$6,217	$5,422

(10) Employee Benefit Plans

Long-Term Cash Incentive Plans

In March 2009, the Company adopted the Stoneridge, Inc. Long-Term Cash Incentive Plan (“LTCIP”) and granted awards to certain officers and key employees. In May 2009, the LTCIP was approved by the Company’s shareholders.

The 2010 awards under the LTCIP provided recipients with the right to receive an amount of cash equal to the fair market value of a specified number of Common Shares, without par value, of the Company (“Phantom Shares”) three years from the date of grant depending on the Company’s actual earnings per share performance for each fiscal year of 2010, 2011 and 2012 within the performance period. At December 31, 2012, the Company had a liability of $606 recorded for the 2010 LTCIP award included in accrued expenses and other current liabilities. The 2010 LTCIP awards vested and were paid in February 2013.

The 2013 awards under the LTCIP provided recipients with the right to receive an amount of cash equal to the fair market value of a specific number of Phantom Shares three years from the date of grant depending on the Company’s actual earnings per share performance for each fiscal year of 2013, 2014, 2015 within the performance period.  The Company records an accrual for awards to be paid in the period earned based on anticipated achievement of the performance goal.  If the participant voluntarily terminates employment or is discharged for cause, as defined in the LTCIP, the award is forfeited.  The Company has not recorded an accrual at March 31, 2013 for the 2013 awards as the achievement of the performance goal was not deemed probable.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

(11) Income Taxes

The Company recognized a provision for income taxes of $1,019, or 19.2% and $1,218 or 17.5% of income before income taxes, for federal, state and foreign income taxes for the three months ended March 31, 2013 and 2012, respectively. The increase in the effective tax rate for the three months ended March 31, 2013 compared to the same period for 2012 was attributable to the change in the mix of earnings between U.S. and foreign operations, primarily a decline in the performance of our U.S. operations, which due to a full valuation allowance, negatively impacted the effective tax rate.

(12) Segment Reporting

Operating segments are defined as components of an enterprise that are evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the chief executive officer.

During the fourth quarter of 2012, the Company changed its reportable segments in accordance with changes in financial information received and reviewed by the Company’s chief operating decision maker. As a result, the Company’s Wiring business unit is an operating segment for financial reporting purposes. Historically, the Wiring business unit was included in the Electronics operating segment. The Company has revised the consolidated segment information for 2012 to reflect this presentation.

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

The accounting policies of the Company’s reportable segments are the same as those described in Note 2, “Summary of Significant Accounting Policies” of the Company’s December 31, 2012 Form 10-K. The Company’s management evaluates the performance of its reportable segments based primarily on revenues from external customers, capital expenditures and income before income taxes. Inter-segment sales are accounted for on terms similar to those to third parties and are eliminated upon consolidation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

A summary of financial information by reportable segment is as follows:

Three months ended March 31	2013	2012

Net Sales:
Electronics	$44,520	$43,429
Inter-segment sales	10,866	15,321
Electronics net sales	55,386	58,750

Wiring	76,848	94,751
Inter-segment sales	1,603	342
Wiring net sales	78,451	95,093

Control Devices	71,913	70,396
Inter-segment sales	796	1,125
Control Devices net sales	72,709	71,521

PST	42,429	53,691
Inter-segment sales	-	-
PST net sales	42,429	53,691

Eliminations	(13,265)	(16,788)
Total net sales	$235,710	$262,267

Income (Loss) Before Income Taxes:
Electronics	$3,782	$4,046
Wiring	(427)	2,644
Control Devices	6,267	4,072
PST	483	(332)
Other corporate activities	(864)	498
Corporate interest expense	(3,939)	(3,964)
Total income before income taxes	$5,302	$6,964

Depreciation and Amortization:
Electronics	$1,279	$1,068
Wiring	1,211	1,270
Control Devices	2,535	2,430
PST	3,832	3,953
Other corporate activities (A)	48	47
Total depreciation and amortization (A)	$8,905	$8,768

Interest Expense, net:
Electronics	$187	$393
Wiring	124	29
Control Devices	47	57
PST	277	912
Corporate activities	3,939	3,964
Total interest expense, net	$4,574	$5,355

Capital Expenditures:
Electronics	$469	$755
Wiring	516	794
Control Devices	3,240	2,070
PST	1,466	2,421
Corporate activities	127	808
Total capital expenditures	$5,818	$6,848

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

	March 31,	December 31,
	2013	2012

Total Assets:
Electronics	$86,617	$84,772
Wiring	107,683	99,755
Control Devices	111,327	100,351
PST	282,996	267,687
Corporate (B)	306,378	308,969
Eliminations	(270,129)	(268,843)
Total assets	$624,872	$592,691

(A) These amounts represent depreciation and amortization on property, plant and equipment and certain intangible assets.

(B) Assets located at Corporate consist primarily of cash, intercompany loan receivables and equity investments.

The following table presents net sales and non-current assets for each of the geographic areas in which the Company operates:

Three months ended March 31	2013	2012

Net Sales:
North America	$153,099	$170,123
South America	42,429	53,691
Europe and Other	40,182	38,453
Total net sales	$235,710	$262,267

	March 31,	December 31,
	2013	2012

Non-Current Assets:
North America	$80,372	$82,777
South America	185,507	185,109
Europe and Other	15,496	13,751
Total non-current assets	$281,375	$281,637

(13) Investment and Joint Venture

Minda Stoneridge Instruments Ltd.

The Minda Stoneridge Instruments Ltd. (“Minda”) joint venture at March 31, 2013 is an unconsolidated joint venture and is accounted for under the equity method of accounting. The Company has a 49% interest in Minda, a company based in India that manufactures electronics, instrumentation equipment and sensors primarily for the motorcycle and commercial vehicle market. The Company’s investment in Minda recorded as a component of investments and other long-term assets, net on the condensed consolidated balance sheets, was $6,497 and $6,215 at March 31, 2013 and December 31, 2012, respectively. Equity in earnings of Minda included in the condensed consolidated statements of operations was $201 and $139, for the three months ended March 31, 2013 and 2012, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

(Unaudited)

PST Eletrônica Ltda.

The Company has a 74% controlling interest in PST. Noncontrolling interest in PST increased by $601 to $44,677 at March 31, 2013 due to a change in foreign currency translation of $647 and a proportionate share of its net income of $165, which were partially offset by a dividend of $211. Comprehensive income related to the PST noncontrolling interest was $812 and $1,475 for the three months ended March 31, 2013 and 2012, respectively.

(14) Recently Issued Accounting Standards

Accounting Standards Adopted

In February 2013, the Financial Accounting Standards Board ("FASB") issued an accounting standards update requiring new disclosures about reclassifications from accumulated other comprehensive loss to net income. These disclosures may be presented on the face of the statements or in the notes to the consolidated financial statements. The standards update is effective for fiscal years beginning after December 15, 2012. We adopted this standards update on January 1, 2013 and revised our disclosures, see Note 7.

In December 2011, the FASB issued an accounting standards update requiring new disclosures about financial instruments and derivative instruments that are either offset by or subject to an enforceable master netting arrangement or similar agreement. The standards update is effective for fiscal years beginning after December 15, 2012. We adopted this standards update which had no impact on our disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a global designer and manufacturer of highly engineered electrical and electronic components, modules and systems for the commercial, automotive, agricultural, motorcycle and off-highway vehicle markets.

Segments

We are primarily organized by products produced and markets served. Under this structure, our operations have been reported utilizing the following segments:

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

In the fourth quarter of 2012, the Company changed its reportable segments in accordance with the manner in which the Company’s chief operating decision maker receives and reviews financial information to evaluate performance and allocate resources. As a result, the Company’s Wiring business unit is its own reporting segment for financial reporting purposes. Historically, the Wiring business unit was included in the Electronics reporting segment. The Company has revised the consolidated segment information herein for 2012 to reflect this change in presentation.

First Quarter Overview

Net income attributable to Stoneridge, Inc. was $4.1 million, or $0.15 per diluted share for the first quarter of 2013 compared to $5.9 million, or $0.22 per diluted share for the first quarter of 2012.

The decrease in first quarter 2013 earnings compared to the first quarter of 2012 was primarily due to a decrease in profitability of our Wiring segment resulting from lower commercial vehicle sales volume, which was partially offset by lower selling, general and administrative expenses (“SG&A”).

Our SG&A expenses decreased $4.9 million or 9.1% from $53.3 million for the first quarter of 2012 to $48.4 million for the first quarter of 2013 primarily due to lower sales and marketing and product development expenses.

Our first quarter 2013 net sales were positively affected by improvements in the North American automotive vehicle market. Production volumes in the North American automotive vehicle market increased by 0.5% during the first quarter of 2013 when compared to the first quarter of 2012. This volume increase had a positive effect on our North American automotive vehicle market net sales of approximately $3.9 million, primarily within our Control Devices segment. Our net sales were also benefited by favorable foreign currency exchange rates, primarily at our European Electronics operation, of approximately $1.3 million during the first quarter of 2013 when compared to the first quarter of 2012. However, these net sales increases were more than offset by decreased sales volume in our commercial and agricultural vehicle markets.

At March 31, 2013 and December 31, 2012, we maintained a cash and equivalents balance of $46.7 million and $44.6 million, respectively. As discussed in Note 5 to the condensed consolidated financial statements, at March 31, 2013 and December 31, 2012, we had no borrowings outstanding on our asset-based credit facility (the “Credit Facility”). At March 31, 2013 and December 31, 2012, we had undrawn borrowing capacity of $85.1 million and $74.1 million, respectively.

Outlook

The North American commercial vehicle market weakened during 2012 and continued into the first quarter of 2013. We expect continued softness in the commercial vehicle market in the near term followed by a modest recovery in the second half of 2013. If actual production is lower than forecasted it will negatively affect our Wiring and Electronics segments.

The improvement in the North American automotive vehicle market had a favorable effect on our Control Devices segment’s results. North American automotive vehicle production was 15.4 million units for 2012. For 2013, this production volume is forecasted to be in the range of 15.5 million to 16.1 million units. If this forecasted increase in production volume occurs it will favorably affect our Control Devices segment.

Our European commercial vehicle market is expected to improve during 2013. However, if actual production is lower than forecasted, it will negatively affect our Electronics segment.

Agricultural vehicle production decreased for the first quarter of 2013 when compared to the first quarter of 2012 which unfavorably affected our Wiring segment. However, we believe that this market will improve during the second half of 2013.

Although first quarter revenues of our PST segment decreased from the same period in 2012, we believe revenues for the remainder of 2013 will modestly improve as the general economic environment in Brazil improves.

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

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

					Dollar
					increase /
Three months ended March 31		2013		2012	(decrease)

Net sales	$235,710	100.0%	$262,267	100.0%	$(26,557)
Costs and expenses:
Cost of goods sold	176,981	75.1	197,129	75.2	(20,148)
Selling, general and administrative	48,437	20.5	53,289	20.3	(4,852)

Operating income	10,292	4.4	11,849	4.5	(1,557)

Interest expense, net	4,574	2.0	5,355	2.0	(781)
Equity in earnings of investees	(201)	(0.1)	(139)	(0.1)	(62)
Other expense (income), net	617	0.3	(331)	(0.1)	948

Income before income taxes	5,302	2.2	6,964	2.7	(1,662)

Provision for income taxes	1,019	0.4	1,218	0.5	(199)

Net income	4,283	1.8	5,746	2.2	(1,463)

Net income (loss) attributable to noncontrolling interest	160	0.1	(133)	0.0	293

Net income attributable to Stoneridge, Inc.	$4,123	1.7%	$5,879	2.2%	$(1,756)

Net Sales. Net sales for our reportable segments, excluding inter-segment sales are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Three months ended March 31	2013		2012		(decrease)	(decrease)

Electronics	$44,520	18.9%	$43,429	16.6%	$1,091	2.5%
Wiring	76,848	32.6	94,751	36.1	(17,903)	(18.9)%
Control Devices	71,913	30.5	70,396	26.8	1,517	2.2%
PST	42,429	18.0	53,691	20.5	(11,262)	(21.0)%
Total net sales	$235,710	100.0%	$262,267	100.0%	$(26,557)	(10.1)%

Our Electronics segment net sales increased primarily due to sales increases for our European commercial vehicle products which increased by approximately $1.6 million.  Also, the Electronics segment net sales were favorably affected by foreign currency fluctuations of approximately $1.3 million for the first quarter of 2013 when compared to the first quarter of 2012, which were partially offset by a volume decrease in North American commercial vehicle products of approximately $1.1 million.

Our Wiring segment sales decreased due to volume decreases in our commercial vehicle products of $15.0 million primarily related to a significant customer as well as decreases in our agricultural vehicle market of $3.1 million.

Our Control Devices segment sales increased due to higher volume in our served markets by approximately $2.7 million during the first quarter of 2013 when compared to the first quarter of 2012. In particular, the volume increase in the North American automotive vehicle market was approximately $4.1 million which was partially offset by a volume decrease of $0.9 million in our commercial vehicle market.

Our PST segment had revenue of $42.4 million for the first quarter of 2013, a decrease of $11.3 million or 21.0% from the first quarter of 2012 primarily due to lower sales volume and was negatively impacted by an unfavorable foreign currency translation.

Net sales by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Three months ended March 31		2013		2012	(decrease)	(decrease)
North America	$153,099	65.0%	$170,123	64.9%	$(17,024)	(10.0)%
South America	42,429	18.0	53,691	20.5	(11,262)	(21.0)%
Europe and other	40,182	17.0	38,453	14.6	1,729	4.5%
Total net sales	$235,710	100.0%	$262,267	100.0%	$(26,557)	(10.1)%

The North American geographic location consists of the results of our operations in the United States and Mexico.

The decrease in North American net sales was primarily attributable to decreased sales volume in our North American commercial and agricultural vehicle markets of $16.9 million and $2.8 million, respectively, which were partially offset by higher North American automotive vehicle volume of approximately $3.9 million. Our decrease in net sales in South America was primarily due to lower sales volume as well as an unfavorable foreign currency translation. Our increase in net sales in Europe and Other was primarily due to increased sales of European commercial vehicle market products and favorable foreign currency fluctuations of approximately $1.3 million.

Cost of Goods Sold and Gross Margin. Cost of goods sold decreased by $20.1 million primarily due to lower sales and a favorable change in the mix of products sold that benefited material cost as a percent of sales. Our gross margin improved slightly to 24.9% for the first quarter of 2013 compared to 24.8% for the first quarter of 2012.

Our Electronics segment gross margin increased due to slightly higher sales and a favorable change in mix of products sold.

Our Wiring segment gross margin declined due an 18.9% decrease in sales, a decrease in labor productivity and an increase in premium freight which were partially offset by lower raw material costs.

Our Control Devices segment gross margin increased due to slightly higher sales and a favorable change in mix of products sold. In addition, material costs were favorably impacted by lower cost for commodity based components.

Our PST segment gross margin improved due to a $1.8 million inventory purchase accounting adjustment that was recorded in 2012 related to the acquisition of controlling interest in PST. Also, the 21% decrease in sales was offset by cost savings realized from a business realignment initiative that occurred in the second quarter of 2012 as well as a favorable change in mix of products sold.

Selling, General and Administrative Expenses. SG&A expenses decreased by $4.9 million for the first quarter of 2013 primarily due to decreases in sales and marketing and product development expenses. PST aftermarket sales commissions decreased by $0.9 million while our PST and Wiring segments benefited from cost reductions resulting from 2012 business realignment activities. Product development expenses included within SG&A decreased by $0.9 million from $12.2 million for the first quarter of 2012 to $11.3 million for the first quarter of 2013 primarily related to our PST and Control Devices segments.

Interest Expense, net. Interest expense, net decreased by $0.8 million during the first quarter of 2013 when compared to the prior first quarter primarily from reduced interest on our PST term notes due to lower average outstanding loan balances.

Equity in Earnings of Investees. Equity earnings for Minda increased from $0.1 million for the first quarter of 2012 to $0.2 million for the first quarter of 2013 due to lower SG&A expenses during the first quarter of 2013.

Other Expense (Income), net. We record certain foreign currency transaction and forward currency hedge contract gains and losses as a component of other expense (income), net on the condensed consolidated statement of operations. Our results for the three months ended March 31, 2013 were unfavorably affected by approximately $0.6 million due to the volatility in certain foreign exchange rates while our results for the first quarter of 2012 were favorably impacted by approximately $0.3 million from changes in foreign exchange rates.

Income Before Income Taxes. Income (loss) before income taxes is summarized in the following table by reportable segment (in thousands).

			Dollar	Percent
			increase /	increase /
Three months ended March 31	2013	2012	(decrease)	(decrease)

Electronics	$3,782	$4,046	$(264)	(6.5)%
Wiring	(427)	2,644	(3,071)	(116.1)%
Control Devices	6,267	4,072	2,195	53.9%
PST	483	(332)	815	245.5%
Other corporate activities	(864)	498	(1,362)	(273.5)%
Corporate interest expense	(3,939)	(3,964)	25	0.6%
Income before income taxes	$5,302	$6,964	$(1,662)	(23.9)%

Although sales related to our Electronics segment increased slightly in the first quarter of 2013 when compared to the first quarter of 2012, income before taxes in our Electronics reportable segment decreased due to an increase in product development and other SG&A expenses.

The decrease in income before income taxes for our Wiring segment was primarily due to lower sales in the first quarter of 2013 when compared to the prior year first quarter combined with decreases in labor productivity and higher premium freight, which were partially offset by lower SG&A expenses.

Income before income taxes within our Control Devices segment increased during the first quarter of 2013 when compared to the prior year first quarter primarily due to higher sales and a favorable change in mix of products sold.

The increase in profitability at our PST segment despite the decline in sales volume was due to lower operating costs, primarily SG&A expenses associated with the business realignment initiative that occurred in the second quarter of 2012 and lower sales commissions as well as lower interest expense. Also, PST income before income taxes was lower in the first quarter of 2012 as cost of sales were higher due to a $1.8 million inventory purchase accounting adjustment related to the acquisition of controlling interest in PST.

The decrease in income before income taxes from other corporate activities is primarily related to higher performance based compensation related expenses.

Income (loss) before income taxes by geographic location is summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Three months ended March 31		2013		2012	(decrease)	(decrease)

North America	$2,682	50.6%	$5,706	82.0%	$(3,024)	(53.0)%
South America	483	9.1	(332)	(4.8)	815	245.5%
Europe and other	2,137	40.3	1,590	22.8	547	34.4%
Income before income taxes	$5,302	100.0%	$6,964	100.0%	$(1,662)	(23.9)%

North American income before income taxes includes interest expense, net of approximately $3.9 million for the quarters ended March 31, 2013 and 2012, respectively.

Our North American results declined primarily as a result of decreased volume in the North American commercial and agricultural vehicle markets during the first quarter of 2013 as compared to 2012. The increase in profitability in South America was primarily due to lower operating costs associated with the business realignment initiative that occurred in the second quarter of 2012, lower sales commissions and interest expense and lower cost of sales related to an inventory purchase accounting adjustment recorded in the first quarter of 2012. Our results in Europe and Other were favorably affected by our increased European commercial vehicle market sales during the current period.

Provision for Income Taxes. We recognized a provision for income taxes of $1.0 million or 19.2% of income before income taxes and $1.2 million or 17.5% of income before income taxes, for federal, state and foreign income taxes for the first quarter of 2013 and 2012, respectively. The increase in the effective tax rate for the three months ended March 31, 2013 compared to the same period for 2012 was attributable to the change in the mix of earnings between U.S. and foreign operations, primarily a decline in the performance of our U.S. operations which, due to a full valuation allowance, negatively impacted the effective tax rate.

Liquidity and Capital Resources

Summary of Cash Flows (in thousands):

			Dollar
			increase /
Three months ended March 31	2013	2012	(decrease)

Net cash provided by (used for):
Operating activities	$(594)	$5,862	$(6,456)
Investing activities	(5,802)	(26,484)	20,682
Financing activities	8,865	(17,367)	26,232
Effect of exchange rate changes on cash and cash equivalents	(300)	2,192	(2,492)
Net change in cash and cash equivalents	$2,169	$(35,797)	$37,966

The decrease in cash provided by operating activities for the first quarter of 2013 from 2012 was primarily due to current period increases in inventory by PST to adjust safety stock levels and accrued liabilities for development project advances and income tax related items. In addition, net income for the first quarter of 2013 was $1.5 million lower than the first quarter of 2012.

The decrease in net cash used for investing activities for the first quarter of 2013 reflects a $1.0 million decrease in cash used for capital projects. Also, we paid $19.8 million in conjunction with the acquisition of a controlling interest in PST during the first quarter of 2012.

The increase in net cash provided by financing activities was primarily due to proceeds received from a new fixed rate loan entered into by PST of approximately $12.4 million as well as lower principal payments made on the asset-based credit facility (the “Credit Facility”) and PST term loans, which were partially offset by the $1.1 million BCS Revolver pay off. The proceeds from the new PST loan were used to pay off approximately $10.0 million in other PST term notes in April 2013.

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

As outlined in Note 5 to our consolidated financial statements, our Credit Facility permits borrowing up to a maximum level of $100.0 million. This facility provides us with lower borrowing rates and allows us the flexibility to refinance other outstanding debt. At March 31, 2013 and December 31, 2012, there were no borrowings outstanding. The available borrowing capacity on our Credit Facility is based on eligible current assets, as defined. At March 31, 2103, we had undrawn borrowing capacity of $85.1 million based on eligible current assets. The Credit Facility contains financial performance covenants which would only constrain our borrowing capacity if our undrawn availability falls below $20.0 million. However, restrictions do include limits on capital expenditures, operating leases, dividends and investment activities in a negative covenant which limits investment activities to $15.0 million minus certain guarantees and obligations. The Company was in compliance with all covenants at March 31, 2013. The covenants included in our Credit Facility to date have not and are not expected to have an impact on our financing flexibility.

The term loan for our Suzhou, China subsidiary is in the amount of 9.0 million Chinese yuan, whose U.S. dollar equivalent outstanding balance was approximately $1.4 million at March 31, 2013, and is included on the condensed consolidated balance sheet as a component of current portion of debt. The term loan matures in August 2013. Interest is payable monthly at the one-year lending rate published by The People’s Bank of China multiplied by 125.0%. At March 31, 2013, the interest rate on the term loan was 7.5%.

PST maintains several term loans used for working capital purposes including a new term loan entered into in March 2013 for 25,000 Brazilian reais whose U.S. dollar equivalent outstanding balance was $12.4 million at March 31, 2013. The new term loan matures on February 15, 2016 and interest is payable monthly at a fixed interest rate of 5.5%. At March 31, 2013, there was $35.2 million remaining in borrowings outstanding on these loans.  Of the outstanding borrowings, $15.7 million is due in the next twelve months and is included on the March 31, 2013 condensed consolidated balance sheet as a component of current portion of debt.  The balance of $19.5 million is included on the March 31, 2013 condensed consolidated balance sheet as a component of long-term debt and is comprised of $6.1 million that matures in 2014, $7.4 million in 2015, $2.3 million in 2016 and annual maturities of approximately $1.2 million in 2017 through 2019.  Depending on the specific loan, interest is payable either monthly or annually. The term loans due in the next twelve months have fixed interest rates ranging from 2.32% to 3.62%, while the long-term loans have a fixed interest rate of 4.0% to 5.5%. As of March 31, 2013 and December 31, 2012, PST was in compliance with all loan covenants.

The Company’s wholly owned subsidiary located in Stockholm, Sweden, has an overdraft credit line which allows overdrafts on the subsidiary’s bank account up to a maximum level of 20.0 million Swedish krona, or $3.1 million, at March 31, 2013. At March 31, 2013, there were no overdrafts on the bank account.

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

Our future results could be unfavorably affected by increased commodity prices, specifically copper. Copper prices fluctuated during 2012 and have continued to fluctuate in 2013.  We entered into fixed price commodity contracts for a portion of our 2013 copper purchases and have a portion of our 2013 sales subject to copper surcharge billings which would mitigate a portion of any raw material cost increases. Our 2013 results could also be adversely affected by unfavorable foreign currency exchange rates. We have significant foreign denominated transaction exposure in certain locations, especially in Mexico, Sweden and Brazil. We have entered into foreign currency forward contracts to reduce our exposure related to the Mexican peso.

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

At March 31, 2013, we had a cash and cash equivalents balance of approximately $46.7 million, of which $19.0 million was held domestically and $27.7 million was held in foreign locations. Our cash balance was not restricted at March 31, 2013.

Seasonality

Our Electronics, Wiring and Control Devices segments are not typically materially impacted by seasonality, however the demand for our PST segment consumer products are typically higher in the second half of the year, the fourth quarter in particular.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies, which include management’s best estimates and judgments, are included in Part II, Item 7, to the consolidated financial statements of the Company’s 2012 Form 10-K. These accounting policies are considered critical as disclosed in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis of the Company’s 2012 Form 10-K because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates.

Information regarding other significant accounting policies is included in Note 2 to our consolidated financial statements in Item 8 of Part II of our 2012 Form 10-K.

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

Forward-Looking Statements

Portions of this report contain “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, our directors or officers with respect to, among other things, our (i) future product and facility expansion, (ii) acquisition strategy, (iii) investments and new product development, and (iv) growth opportunities related to awarded business. Forward-looking statements may be identified by the words “will,” “may,” “designed to,” “believes,” “plans,” “expects,” “continue,” and similar words and expressions. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other factors:

•	the reduced purchases, loss or bankruptcy of a major customer;
•	the costs and timing of facility closures, business realignment, or similar actions;
•	a significant change in commercial, automotive, agricultural, motorcycle or off-highway vehicle production;
•	competitive market conditions and resulting effects on sales and pricing;
•	the impact on changes in foreign currency exchange rates on sales, costs and results, particularly the Brazilian real, Mexican peso and euro;
•	our ability to achieve cost reductions that offset or exceed customer-mandated selling price reductions;
•	a significant change in general economic conditions in any of the various countries in which we operate;
•	labor disruptions at our facilities or at any of our significant customers or suppliers;
•	the ability of our suppliers to supply us with parts and components at competitive prices on a timely basis;
•	the amount of our indebtedness and the restrictive covenants contained in the agreements governing our indebtedness, including our credit facility and the senior secured notes;
•	customer acceptance of new products;
•	capital availability or costs, including changes in interest rates or market perceptions;
•	the failure to achieve the successful integration of any acquired company or business; and
•	those items described in Part I, Item IA (“Risk Factors”) of the Company’s 2012 Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk presented within Part II, Item 7A of the Company’s 2012 Form 10-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2013, an evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the PEO and PFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes with respect to risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

STONERIDGE, INC.

Date: May 9, 2013	/s/ John C. Corey
John C. Corey
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2013	/s/ George E. Strickler
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

