Form 10-Q
period 2013-06-30
STONERIDGE INC
filed 2013-08-02
CIK 1043337

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2013

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
☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes ☒ No

The number of Common Shares, without par value, outstanding as of July 26, 2013 was 24,487,015.

STONERIDGE, INC. AND SUBSIDIARIES

INDEX		Page
PART I–FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of June 30, 2013 (Unaudited) and December 31, 2012	2
	Condensed Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2013 and 2012	3
	Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the Three and Six Months Ended June 30, 2013 and 2012	4
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2013 and 2012	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	32

PART II–OTHER INFORMATION

Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3.	Defaults Upon Senior Securities	32
Item 4.	Mine Safety Disclosure	33
Item 5.	Other Information	33
Item 6.	Exhibits	33

Signatures		33

Index to Exhibits		34

EX – 31.1
EX – 31.2
EX – 32.1
EX – 32.2

101	XBRL Exhibits :
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

PART I–FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(in thousands)	2013	2012
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$37,023	$44,555
Accounts receivable, less reserves of $3,411 and $3,394, respectively	158,371	141,503
Inventories, net	109,812	96,032
Prepaid expenses and other current assets	30,293	28,964
Total current assets	335,499	311,054

Long-term assets:
Property, plant and equipment, net	112,236	119,147
Other assets:
Intangible assets, net	75,189	84,397
Goodwill	61,578	66,381
Investments and other long-term assets, net	9,904	11,712
Total long-term assets	258,907	281,637
Total assets	$594,406	$592,691

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of debt	$10,858	$18,925
Revolving credit facilities	-	1,160
Accounts payable	85,759	76,303
Accrued expenses and other current liabilities	60,345	57,081
Total current liabilities	156,962	153,469

Long-term liabilities:
Long-term debt, net	188,429	181,311
Deferred income taxes	56,554	59,819
Other long-term liabilities	4,369	4,258
Total long-term liabilities	249,352	245,388

Shareholders' equity:
Preferred Shares, without par value, authorized 5,000 shares, none issued	-	-
Common Shares, without par value, authorized 60,000 shares, issued 28,803 and
28,433 shares and outstanding 28,487 and 27,913 shares at June 30, 2013 and
December 31, 2012, respectively, with no stated value	-	-
Additional paid-in capital	185,498	184,822
Common Shares held in treasury, 316 and 520 shares at June 30, 2013 and
December 31, 2012, respectively, at no cost	(519)	(1,885)
Accumulated deficit	(13,022)	(22,902)
Accumulated other comprehensive loss	(25,074)	(10,282)
Total Stoneridge Inc. shareholders' equity	146,883	149,753
Noncontrolling interest	41,209	44,081
Total shareholders' equity	188,092	193,834
Total liabilities and shareholders' equity	$594,406	$592,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2013	2012	2013	2012

Net sales	$242,785	$234,265	$478,495	$496,532

Costs and expenses:
Cost of goods sold	182,565	180,606	359,546	377,735
Selling, general and administrative	48,395	52,042	96,832	105,331

Operating income	11,825	1,617	22,117	13,466

Interest expense, net	4,575	5,162	9,149	10,517
Equity in earnings of investees	(96)	(97)	(297)	(236)
Other expense (income), net	(170)	2,734	447	2,403

Income (loss) before income taxes	7,516	(6,182)	12,818	782

Provision (benefit) for income taxes	1,125	(884)	2,144	334

Net income (loss)	6,391	(5,298)	10,674	448

Net income (loss) attributable to noncontrolling interest	634	(1,740)	794	(1,873)

Net income (loss) attributable to Stoneridge, Inc.	$5,757	$(3,558)	$9,880	$2,321

Earnings (loss) per share attributable to Stoneridge, Inc.:
Basic	$0.22	$(0.13)	$0.37	$0.09
Diluted	$0.21	$(0.13)	$0.36	$0.09

Weighted average shares outstanding:
Basic	26,692	26,424	26,649	26,322
Diluted	27,348	26,424	27,358	26,999

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012

Net income (loss)	$6,391	$(5,298)	$10,674	$448
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(14,359)	(17,456)	(12,114)	(10,345)
Unrealized gain (loss) on derivatives	(2,937)	(1,771)	(2,678)	5,485
Other comprehensive loss	(17,296)	(19,227)	(14,792)	(4,860)
Consolidated comprehensive loss	(10,905)	(24,525)	(4,118)	(4,412)
Income (loss) attributable to noncontrolling interest	634	(1,740)	794	(1,873)
Comprehensive loss attributable to Stoneridge, Inc.	$(11,539)	$(22,785)	$(4,912)	$(2,539)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six months ended June 30 (in thousands)	2013	2012

OPERATING ACTIVITIES:
Net income	$10,674	$448
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	14,588	14,337
Amortization, including accretion of debt discount	3,424	3,703
Deferred income taxes	(1,836)	(309)
Earnings of equity method investees	(297)	(236)
Gain on sale of fixed assets	-	(57)
Share-based compensation expense	2,723	2,461
Changes in operating assets and liabilities -
Accounts receivable, net	(20,358)	(827)
Inventories, net	(17,607)	422
Prepaid expenses and other	(3,454)	(4,382)
Accounts payable	10,745	2,216
Accrued expenses and other	4,641	(2,460)
Net cash provided by operating activities	3,243	15,316

INVESTING ACTIVITIES:
Capital expenditures	(10,701)	(14,370)
Proceeds from sale of fixed assets	83	301
Payment for additional interest in PST	-	(19,779)
Net cash used for investing activities	(10,618)	(33,848)

FINANCING ACTIVITIES:
Revolving credit facility borrowings	-	11,310
Revolving credit facility payments	(1,160)	(24,426)
Proceeds from issuance of other debt	19,234	18,871
Repayments of other debt	(16,953)	(26,124)
Other financing costs	-	(111)
Repurchase of Common Shares to satisfy employee tax withholding	(670)	(1,119)
Net cash provided by (used for) financing activities	451	(21,599)

Effect of exchange rate changes on cash and cash equivalents	(608)	564

Net change in cash and cash equivalents	(7,532)	(39,567)

Cash and cash equivalents at beginning of period	44,555	78,731

Cash and cash equivalents at end of period	$37,023	$39,164

Supplemental disclosure of non-cash financing activities:
Change in fair value of interest rate swap	$(1,394)	$754
Issuance of Common Shares for acquisition of additional PST interest	$-	$10,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
(Unaudited)

(1) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Stoneridge, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission" or "SEC"). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the Commission's rules and regulations. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.

Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 2012.

Certain prior period amounts have been reclassified to conform to their 2013 presentation in the condensed consolidated financial statements due to a change in reportable segments in the fourth quarter of 2012.

(2) Inventories

Inventories are valued at the lower of cost (using either the first-in, first-out ("FIFO") or average cost methods) or market. The Company evaluates and adjusts as necessary its excess and obsolescence reserve at a minimum on a quarterly basis. Excess inventories are quantities of items that exceed anticipated sales or usage for a reasonable period. The Company has guidelines for calculating provisions for excess inventories based on the number of months of inventories on hand compared to anticipated sales or usage. Management uses its judgment to forecast sales or usage and to determine what constitutes a reasonable period.

Inventory cost includes material, labor and overhead. Inventories consisted of the following:

	June 30,	December 31,
	2013	2012

Raw materials	$69,393	$64,340
Work-in-progress	16,708	13,621
Finished goods	23,711	18,071
Total inventories, net	$109,812	$96,032

Inventory valued using the FIFO method was $67,715 and $57,004 at June 30, 2013 and December 31, 2012, respectively. Inventory valued using the average cost method was $42,097 and $39,028 at June 30, 2013 and December 31, 2012, respectively.

(3) Financial Instruments and Fair Value Measurements

Financial Instruments

A financial instrument is cash or a contract that imposes an obligation to deliver, or conveys a right to receive cash or another financial instrument. The carrying values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. The estimated fair value of the Company's senior secured notes with a face value of $175,000 (fixed rate debt) at June 30, 2013 and December 31, 2012 was $191,853 and $188,895, respectively, and was determined using market quotes classified as Level 2 input within the fair value hierarchy.

Derivative Instruments and Hedging Activities

On June 30, 2013, the Company had open foreign currency forward contracts, fixed price commodity contracts and an interest rate swap. These contracts are used solely for hedging and not for speculative purposes. Management believes that its use of these instruments to reduce risk is in the Company's best interest. The counterparties to these financial instruments are financial institutions with investment grade credit ratings.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
(Unaudited)

Foreign Currency Exchange Rate Risk

The Company conducts business internationally and therefore is exposed to foreign currency exchange rate risk. The Company uses derivative financial instruments as cash flow and fair value hedges to mitigate its exposure to fluctuations in foreign currency exchange rates by reducing the effect of such fluctuations on foreign currency denominated transactions and exposures. The currencies hedged by the Company during 2013 and 2012 include the euro, Swedish krona and Mexican peso.

In certain instances, the foreign currency forward contracts do not qualify for hedge accounting and are marked to market, with gains and losses recognized in the Company's condensed consolidated statement of operations as a component of other expense (income), net.

The Company's foreign currency forward contracts offset some of the gains and losses on the underlying foreign currency denominated transactions as follows:

Euro-denominated and Swedish krona-denominated Foreign Currency Forward Contracts

As of June 30, 2013, the Company held a foreign currency forward contract with an underlying notional amount of $12,625 to reduce the exposure related to the Company's euro-denominated intercompany loans. This contract expires in September 2013. During 2012, the Company also held a foreign currency forward contract to reduce the exposure related to the Company's Swedish krona-denominated intercompany loan. This contract expired on November 30, 2012. Due to their short term nature, the euro-denominated and Swedish krona-denominated foreign currency forward contracts have not been designated as hedging instruments. For the three and six months ended June 30, 2013 the Company recognized a loss of $278 and a gain of $85, respectively, in the condensed consolidated statement of operations as a component of other expense (income), net related to the euro-denominated contracts. For the three and six months ended June 30, 2012, the Company recognized a gain of $1,435 and $558, respectively, related to these contracts.

Mexican peso-denominated Foreign Currency Forward Contracts – Cash Flow Hedge

The Company holds foreign currency forward contracts with underlying notional amounts at June 30, 2013 totaling $69,250 compared to $36,500 at December 31, 2012. These cash flow hedges expire ratably on a monthly basis as follows:

$24,250	Period from July 2013 through December 2013
$45,000	Period from January 2014 through December 2014

These contracts were executed to hedge forecasted transactions and are accounted for as cash flow hedges. As such, the effective portion of the unrealized gain or loss is deferred and reported in the Company's condensed consolidated balance sheets as a component of accumulated other comprehensive loss. The Company's expectation is that the cash flow hedges will be highly effective in the future. The effectiveness of the transactions has been and will be measured on an ongoing basis using regression analysis and forecasted future Mexican peso purchases.

Commodity Price Risk - Cash Flow Hedge

As copper is a significant raw material, the Company entered into fixed price commodity contracts with a financial institution to fix the cost of a portion of the Company's copper purchases to mitigate the risk of future price volatility and, consequently, fluctuations in gross margins.

The Company has fixed price commodity contracts at June 30, 2013 with an aggregate notional amount of 2,827 pounds compared to an aggregate notional amount of 2,436 pounds at December 31, 2012. These cash flow hedges expire ratably on a monthly basis as follows:

1,653 pounds	Period from July 2013 through December 2013
1,174 pounds	Period from January 2014 through December 2014

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
(Unaudited)

All of these contracts represent a portion of the Company's forecasted copper purchases. These contracts were executed to hedge a portion of forecasted transactions and the contracts are accounted for as cash flow hedges. The unrealized gain or loss for the effective portion of the hedges is deferred and reported in the Company's condensed consolidated balance sheets as a component of accumulated other comprehensive loss while the ineffective portion is reported in the condensed consolidated statements of operations. The effectiveness of the transactions is measured on an ongoing basis using regression analysis and forecasted future copper purchases. Based upon the results of the regression analysis, the Company has concluded that these cash flow hedges are highly effective.

Interest Rate Risk - Fair Value Hedge

The Company has a fixed-to-floating interest rate swap agreement (the "Swap") with a notional amount of $45,000 to hedge its exposure to fair value fluctuations on a portion of its senior secured notes. The Swap was designated as a fair value hedge of the fixed interest rate obligation under the Company's $175,000 9.5% senior secured notes due October 15, 2017. The critical terms of the Swap are aligned with the terms of the senior secured notes, including maturity of October 15, 2017, resulting in no hedge ineffectiveness. The unrealized gain or loss for the effective portion of the hedge is deferred and reported in the Company's condensed consolidated balance sheets as an asset or liability as applicable, with the offset to the carrying value of the senior secured notes.

Under the Swap, the Company pays a variable interest rate equal to the six-month London Interbank Offered Rate ("LIBOR") plus 7.2% and it receives a fixed interest rate of 9.5%. The Swap requires semi-annual settlements on April 15 and October 15. The difference between amounts to be received and paid under the Swap is recognized as a component of interest expense, net on the condensed consolidated statements of operations.

The Swap reduced interest expense by $191 and $168 for the three months ended June 30, 2013 and 2012, respectively, and by $422 and $393 for the six months ended June 30, 2013 and 2012, respectively.

The notional amounts and fair values of derivative instruments in the condensed consolidated balance sheets are as follows:

			Prepaid expenses and other
			current assets / other		Accrued expenses and other
	Notional amounts (A)		long-term assets		current liabilities
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2013	2012	2013	2012	2013	2012
Derivatives designated as hedging instruments:
Cash Flow Hedge:
Forward currency contracts	$69,250	$36,500	$573	$1,800	$-	$-
Fixed price commodity contracts	2,827	2,436	-	340	1,111	-

Fair Value Hedge:
Interest rate swap contract	45,000	45,000	818	2,212	-	-

Derivatives not designated as hedging instruments:
Forward currency contracts	12,625	12,643	-	-	16	191

(A)	Notional amounts represent the gross contract / notional amount of the derivatives outstanding. The fixed price commodity notional amounts are in pounds.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
(Unaudited)

Amounts recorded for the cash flow hedges in other comprehensive loss and in net income (loss) for the three months ended June 30, 2013 and 2012 are as follows:

	Gain (loss) recorded in other comprehensive loss		Gain (loss) reclassified from other comprehensive loss into net income (loss)
	2013	2012	2013	2012
Derivatives designated as cash flow hedges:
Forward currency contracts	$(1,430)	$(1,497)	$863	$(476)
Fixed price commodity contracts	(988)	(1,491)	(344)	(741)
Total derivatives designated as cash flow hedges	$(2,418)	$(2,988)	$519	$(1,217)

Amounts recorded for the cash flow hedges in other comprehensive loss and in net income for the six months ended June 30, 2013 and 2012 are as follows:

	Gain (loss) recorded in other comprehensive loss		Gain (loss) reclassified from other comprehensive loss into net income
	2013	2012	2013	2012
Derivatives designated as cash flow hedges:
Forward currency contracts	$311	$3,051	$1,538	$(500)
Fixed price commodity contracts	(1,734)	841	(283)	(1,093)
Total derivatives designated as cash flow hedges	$(1,423)	$3,892	$1,255	$(1,593)

Gains and losses reclassified from other comprehensive loss into net income (loss) were recognized in cost of goods sold in the Company's condensed consolidated statements of operations.

The net deferred losses of $538 on the cash flow hedge derivatives will be reclassified from other comprehensive loss to the condensed consolidated statements of operations through December 2014.  The Company has measured the ineffectiveness of the forward currency and commodity contracts and any amounts recognized in the condensed consolidated financial statements were immaterial for the three and six months ended June 30, 2013 and 2012.

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

	June 30,				December 31,
	2013				2012
	Fair values estimated using
		Level 1	Level 2	Level 3
	Fair value	inputs (A)	inputs (B)	inputs (C)	Fair value

Financial assets carried at fair value:
Interest rate swap contract	$818	$-	$818	$-	$2,212
Forward currency contracts	573	-	573	-	1,800
Fixed price commodity contracts	-	-	-		340

Total financial assets carried at fair value	$1,391	$-	$1,391	$-	$4,352

Financial liabilities carried at fair value:
Forward currency contracts	$16	$-	$16	$-	$191
Fixed price commodity contracts	1,111	-	1,111	-	-

Total financial liabilities carried at fair value	$1,127	$-	$1,127	$-	$191

(A)
Fair values estimated using Level 1 inputs, which consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. The Company did not have any fair value estimates using Level 1 inputs at June 30, 2013 or December 31, 2012.

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

(C)	Fair values estimated using Level 3 inputs consist of significant unobservable inputs. The Company did not have any fair value estimates using Level 3 inputs at June 30, 2013 or December 31, 2012.

(4) Share-Based Compensation

Total compensation expense for share-based compensation arrangements recognized in the condensed consolidated statements of operations as a component of selling, general and administrative expenses was $1,336 and $1,111 for the three months ended June 30, 2013 and 2012, respectively. Of these amounts, $(2) and $(155) for the three months ended June 30, 2013 and 2012, respectively, were related to the Long-Term Cash Incentive Plan "Phantom Shares" discussed in Note 10. For the six months ended June 30, 2013 and 2012, total compensation expense recognized in the condensed consolidated statements of operations for share-based compensation arrangements was $2,723 and $2,461, respectively. Of these amounts, $154 and $70 for the six months ended June 30, 2013 and 2012, respectively, were related to the Long-Term Cash Incentive Plan "Phantom Shares" discussed in Note 10.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
(Unaudited)

(5) Debt

	Principal Outstanding at		Weighted Average
	June 30,	December 31,	Interest as of
	2013	2012	June 30, 2013	Maturity
Revolving Credit Facilities
Asset-based credit facility	$-	$-	N/A	Dec - 2016
BCS revolver	-	1,160	N/A	Feb - 2013
Total revolving credit facilities	$-	$1,160

Debt
Senior secured notes, net of discount
and swap fair value adjustment (A)	$172,796	$173,916	9.50%	Oct - 2017
PST short-term notes	6,098	16,161	3.13% - 9.48%	Various 2013
PST long-term notes	18,552	8,155	4.00% - 5.50%	2014 - 2019
Suzhou note	1,466	1,445	7.50%	Aug - 2013
Other	375	559
Total	199,287	200,236
Less: current portion	(10,858)	(18,925)
Total long-term debt, net	$188,429	$181,311

(A)	Weighted average interest rate excludes the effect of the Company's interest rate swap and the accretion of debt discount.

Revolving Credit Facilities

On November 2, 2007, the Company entered into an asset-based credit facility (the "Credit Facility"), which permits borrowing up to a maximum level of $100,000. The Company entered into an Amended and Restated Credit and Security Agreement and a Second Amended and Restated Credit and Security Agreement (the "Second Amended and Restated Agreement") on September 20, 2010 and December 1, 2011, respectively. The Second Amended and Restated Agreement extended the termination date of the Credit Facility to December 1, 2016, increased the borrowing base by increasing the sublimit on eligible inventory located at Mexican facilities and made changes to certain covenants relating to, among other things, guarantees, investments, capital expenditures and permitted indebtedness. The Credit Facility requires a commitment fee of 0.375% on the unused balance. Interest is payable quarterly at either (i) the higher of the prime rate or the Federal Funds rate plus 0.50%, plus a margin of 0.00% to 0.25% or (ii) LIBOR plus a margin of 1.00% to 1.75%, depending upon the Company's undrawn availability, as defined.

The available borrowing capacity on the Credit Facility is based on eligible current assets, as defined. At June 30, 2013 and December 31, 2012, the Company had undrawn borrowing capacity of approximately $83,891 and $74,060, respectively. The Credit Facility contains financial performance covenants which would only constrain the Company’s borrowing capacity if our undrawn availability falls below $20,000. Other restrictions include limits on capital expenditures, operating leases, dividends and investment activities in negative covenants which limit investment activities to $15,000 minus certain guarantees and obligations.

The Company was in compliance with all Credit Facility covenants at June 30, 2013 and December 31, 2012.

On October 13, 2009, the Company's consolidated subsidiary, BCS, entered into a master revolving note (the "BCS Revolver"), subject to an annual renewal, which permitted borrowing up to a maximum level of $3,000. The BCS Revolver was paid off and the agreement was terminated in February 2013.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
(Unaudited)

Debt

On October 4, 2010, the Company issued $175,000 of senior secured notes which are included as a component of long-term debt, net on the condensed consolidated balance sheets. These senior secured notes bear interest at an annual rate of 9.5% and mature on October 15, 2017. The senior secured notes were issued to the original purchasers at a 2.5% discount for which the remaining balance at June 30, 2013 and December 31, 2012 was $3,022 and $3,296, respectively. The senior secured notes are redeemable in full, at the Company's option, beginning October 15, 2014 at 104.75%. Interest payments are payable on April 15 and October 15 of each year. The senior secured notes indenture limits the amount of the Company and its restricted subsidiaries' indebtedness, restricts certain payments and includes various other non-financial restrictive covenants. The senior secured notes are guaranteed by all of the Company's existing domestic restricted subsidiaries. All other restricted subsidiaries that may guarantee any indebtedness of the Company or the guarantors will also guarantee the senior secured notes. The Company was in compliance with all note covenants at June 30, 2013 and December 31, 2012.

Our consolidated subsidiary PST Eletrônica Ltda. ("PST") maintains several term notes used for working capital purposes including a new term loan (the "PST note") entered into on March 19, 2013 for 25,000 Brazilian real whose U.S. dollar equivalent outstanding balance was $11,309 at June 30, 2013. The PST note matures on February 2, 2016 with interest payable monthly at a fixed interest rate of 5.5%. PST's other short-term and long-term notes also have fixed interest rates. Depending on the specific note, interest is payable either monthly or annually. The noncurrent portion of the PST long-term notes at June 30, 2013 is $15,597 and mature as follows; $3,400 in 2014, $6,786 in 2015, $2,060 in 2016 and $1,117 annually in 2017 through 2019. As of June 30, 2013 and December 31, 2012, PST was in compliance with all loan covenants.

On September 2, 2011, the Company's wholly-owned subsidiary located in Suzhou, China entered into a term loan for 9,000 Chinese yuan which matured in August 2012. On August 29, 2012, the subsidiary entered into a new term loan for 9,000 Chinese yuan (the "Suzhou note") whose U.S. dollar equivalent outstanding balance was $1,466 and $1,445 at June 30, 2013 and December 31, 2012, respectively. The Suzhou note is included on the condensed consolidated balance sheets as a component of current portion of long-term debt. Interest is payable quarterly at 125.0% of the one-year lending rate published by The People's Bank of China.

The Company's wholly-owned subsidiary located in Stockholm, Sweden, has an overdraft credit line which allows overdrafts on the subsidiary's bank account up to a maximum level of 20,000 Swedish krona, or $2,985 and $3,075, at June 30, 2013 and December 31, 2012, respectively. At June 30, 2013 and December 31, 2012, there was no balance outstanding on the overdraft credit line.

(6) Net Income (Loss) Per Share

Basic net income (loss) per share was computed by dividing net income (loss) by the weighted average number of Common Shares outstanding for each respective period. Diluted net income per share was calculated by dividing net income attributable to Stoneridge, Inc. by the weighted-average of all potentially dilutive Common Shares that were outstanding during the periods presented. For all periods in which the Company recognized a net loss, the Company has recognized zero dilutive effect from securities as anti-dilution is not permitted. Actual weighted-average Common Shares outstanding used in calculating basic and diluted net income per share were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012

Basic weighted-average shares outstanding	26,691,895	26,424,331	26,649,005	26,322,277
Effect of dilutive shares	656,444	-	709,435	676,225
Diluted weighted-average shares outstanding	27,348,339	26,424,331	27,358,440	26,998,502

Options not included in the computation of diluted net income per share to purchase 20,000 and 65,000 Common Shares at an average price of $15.73 and $12.03 per share were outstanding at June 30, 2013 and 2012, respectively. These outstanding options were not included in the computation of diluted net income per share because their respective exercise prices were greater than the average closing market price of Company Common Shares .

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
(Unaudited)

There were 663,750 and 696,300 performance-based restricted Common Shares outstanding at June 30, 2013 and 2012, respectively. Substantially all of these performance-based restricted Common Shares were not included in the computation of diluted net income per share because all vesting conditions have not and are not expected to be achieved as of June 30, 2013 and 2012. These performance-based restricted Common Shares may or may not become dilutive based on the Company's ability to meet or exceed future earnings performance targets.

(7) Changes in Accumulated Other Comprehensive Loss by Component

Changes in accumulated other comprehensive loss for the three months ended June 30, 2013 and 2012 were as follows:

	Foreign	Unrealized	Post
	currency	gain (loss) on	employment
	translation	derivatives	benefit liability	Total
Balance at March 31, 2013	$(10,165)	$2,399	$(12)	$(7,778)

Other comprehensive loss before reclassifications	(14,359)	(2,418)	-	(16,777)
Amounts reclassified from accumulated other
comprehensive loss	-	519	-	519
Net other comprehensive loss, net of tax	(14,359)	(2,937)	-	(17,296)

Balance at June 30, 2013	$(24,524)	$(538)	$(12)	$(25,074)

Balance at March 31, 2012	$5,203	$(466)	$15	$4,752

Other comprehensive loss before reclassifications	(17,456)	(2,988)	-	(20,444)
Amounts reclassified from accumulated other
comprehensive loss	-	(1,217)	-	(1,217)
Net other comprehensive loss, net of tax	(17,456)	(1,771)	-	(19,227)

Balance at June 30, 2012	$(12,253)	$(2,237)	$15	$(14,475)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
(Unaudited)

Changes in accumulated other comprehensive loss for the six months ended June 30, 2013 and 2012 were as follows:

	Foreign	Unrealized	Post
	currency	gain (loss) on	employment
	translation	derivatives	benefit liability	Total
Balance at January 1, 2013	$(12,410)	$2,140	$(12)	$(10,282)

Other comprehensive loss before reclassifications	(12,114)	(1,423)	-	(13,537)
Amounts reclassified from accumulated other
comprehensive loss	-	1,255	-	1,255
Net other comprehensive loss, net of tax	(12,114)	(2,678)	-	(14,792)

Balance at June 30, 2013	$(24,524)	$(538)	$(12)	$(25,074)

Balance at January 1, 2012	$(1,908)	$(7,722)	$15	$(9,615)

Other comprehensive income (loss) before reclassifications	(10,345)	3,892	-	(6,453)
Amounts reclassified from accumulated other
comprehensive loss	-	(1,593)	-	(1,593)
Net other comprehensive income (loss), net of tax	(10,345)	5,485	-	(4,860)

Balance at June 30, 2012	$(12,253)	$(2,237)	$15	$(14,475)

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

In connection with the Electronics segment restructuring initiative, the Company recorded lease related restructuring charges during the three months ended June 30, 2013 and 2012 of $116 and $45, respectively, as part of selling, general and administrative expense. For the six months ended June 30, 2013 and 2012, the Company recorded $232 and $70, respectively, related to this restructuring initiative. At June 30, 2013 and December 31, 2012, the only remaining restructuring related accrual pertains to the cancelled property lease in Mitcheldean, United Kingdom, for which the Company has accrued $716 and $765, respectively, on the condensed consolidated balance sheets of which $392 and $419, respectively, is a component of other long-term liabilities.

In response to a change in customer demand, the PST segment incurred business realignment charges of $1,322 and $1,636 for the three and six months ended June 30, 2012, respectively, of which $623 and $729, respectively, was recorded in cost of goods sold with the remainder recorded in selling, general and administrative expenses. The charges consisted primarily of severance costs related to workforce reductions. The PST segment had no business realignment charges during the three and six months ended June 30, 2013.

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

As a result of environmental studies performed at the Company's former facility located in Sarasota, Florida, the Company became aware of soil and groundwater contamination at the Company site. The Company engaged an environmental engineering consultant to assess the level of contamination and to develop a remediation and monitoring plan for the site. Soil remediation at the site was completed during the year ended December 31, 2010. Groundwater remediation at the site is expected to begin by the end of 2013, upon state regulatory approval of a remedial action plan. During the three and six months ended June 30, 2013 and 2012, environmental remediation costs incurred were immaterial. At June 30, 2013 and December 31, 2012, the Company had accrued an undiscounted liability of $1,340 related to future remediation. At June 30, 2013 and December 31, 2012, $733 was recorded as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets while the remaining amounts were recorded as a component of other long-term liabilities. A majority of the costs associated with the recorded liability will be incurred at the start of the groundwater remediation, with the balance relating to monitoring costs to be incurred over multiple years. The recorded liability is based on assumptions of the proposed remedial action plan. In December 2011, the Company sold the Sarasota facility and related property. However, the liability to remediate the site contamination remains the responsibility of the Company. Due to the ongoing site remediation, the closing terms of the sale agreement included a requirement for the Company to maintain a $2,000 letter of credit for the benefit of the buyer.

On May 24, 2013, the State Revenue Services of São Paulo issued a tax deficiency notice against PST, our 74% owned consolidated subsidiary, claiming that the vehicle tracking and monitoring services it provides should be classified as communication services, and therefore subject to the State Value Added Tax – ICMS. The State Revenue Service assessment imposed the 25.0% ICMS tax on all revenues of PST related to the vehicle tracking and monitoring services during the period from January 2009 through December 2010. The Brazilian real (“R$”) and (U.S. dollar equivalent “$”) of the aggregate tax assessment is approximately R$92,500 ($41,700) which is comprised of Value Added Tax – ICMS of R$13,200 ($6,000), interest of R$11,400 ($5,100) and penalties of R$67,900 ($30,600).

The Company’s vehicle tracking and monitoring services are non-communication services, as defined under Brazilian tax law, subject to the municipal ISS tax, not communication services subject to state ICMS tax as claimed by the State Revenue Service of São Paulo. PST has, and will continue to collect the municipal ISS tax on the vehicle tracking and monitoring services in compliance with Brazilian tax law and will defend its tax position. PST has received a legal opinion that the merits of the case are favorable to PST, determining among other things that the imposition on the subsidiary of the State ICMS by the State Revenue Services of São Paulo is not in accordance with the Brazilian tax code.   Management believes, based on the legal opinion of PST’s Brazilian legal counsel and the results of the Brazil Administrative Court's ruling in favor of another vehicle tracking and monitoring company related to the tax deficiency notice it received, the likelihood of loss is not probable although it may take years to resolve.  As a result of the above, as of June 30, 2013, no provision has been made with respect to the tax assessment.  An unfavorable judgment on this issue for the years assessed and for subsequent years could result in significant costs to PST and adversely affect its results of operations.

Also, PST has civil, labor and other tax contingencies for which the likelihood of loss is deemed to be reasonably possible, but not probable, by its legal advisors, and, therefore, no accrual was recorded. Such contingencies amount to $11,531 and $11,925 at June 30, 2013 and December 31, 2012.

Product Warranty and Recall

Amounts accrued for product warranty and recall claims are established based on the Company's best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet dates. These accruals are based on several factors including past experience, production changes, industry developments and various other considerations. The Company can provide no assurances that it will not experience material claims in the future or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued or beyond what the Company may recover from its suppliers. The current portion of product warranty and recall is included as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets. Product warranty and recall includes $528 and $494 of a long-term liability at June 30, 2013 and December 31, 2012, respectively, which is included as a component of other long-term liabilities on the condensed consolidated balance sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
(Unaudited)

The following provides a reconciliation of changes in product warranty and recall liability:

Six months ended June 30	2013	2012

Product warranty and recall at beginning of period	$6,107	$5,301
Accruals for products shipped during period	2,215	594
Aggregate changes in pre-existing liabilities due to claim developments	1,229	251
Settlements made during the period (in cash or in kind)	(3,369)	(1,313)
Product warranty and recall at end of period	$6,182	$4,833

(10) Employee Benefit Plans

Long-Term Cash Incentive Plan

In March 2009, the Company adopted the Stoneridge, Inc. Long-Term Cash Incentive Plan ("LTCIP") and granted awards to certain officers and key employees. In May 2009, the LTCIP was approved by the Company's shareholders.

The 2010 awards under the LTCIP provided recipients with the right to receive an amount of cash equal to the fair market value of a specified number of Common Shares, without par value, of the Company ("Phantom Shares") three years from the date of grant depending on the Company's actual earnings per share performance for each fiscal year of 2010, 2011 and 2012 within the performance period. At December 31, 2012, the Company had a liability of $606 recorded for the 2010 LTCIP award included in accrued expenses and other current liabilities. The 2010 LTCIP awards vested and were paid in February 2013.

The 2013 awards under the LTCIP provided recipients with the right to receive an amount of cash equal to the fair market value of a specific number of Phantom Shares three years from the date of grant depending on the Company's actual earnings per share performance for each fiscal year of 2013, 2014, and 2015 within the performance period. The Company records an accrual for awards to be paid in the period earned based on anticipated achievement of the performance goal. If the participant voluntarily terminates employment or is discharged for cause, as defined in the LTCIP, the award is forfeited. The LTCIP accrual at June 30, 2013 for the 2013 awards was nominal.

(11) Income Taxes

The Company recognized a provision (benefit) for income taxes of $1,125, or 15.0% and $(884), or (14.3)% of income (loss) before income taxes, for federal, state and foreign income taxes for the three months ended June 30, 2013 and 2012, respectively. The increase in the tax provision as well as the effective tax rate was primarily due to generating income before income taxes in the current period compared to a loss before income taxes for the same period of 2012 as well as the impact of the decline in the performance of our U.S. operations.

The Company recognized a provision for income taxes of $2,144, or 16.7% and $334, or 42.7% of income before income taxes, for federal, state and foreign income taxes for the six months ended June 30, 2013 and 2012, respectively. The increase in the tax provision was primarily due to higher income before income taxes compared to the same period in 2012. The decrease in the effective tax rate for the six months ended June 30, 2013 compared to the same period for 2012 was primarily attributable to the improved performance of PST, which was partially offset by the decline in the performance of the North American operations.

(12) Segment Reporting

Operating segments are defined as components of an enterprise that are evaluated regularly by the Company's chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the chief executive officer.

During the fourth quarter of 2012, the Company changed its reportable segments in accordance with changes in financial information received and reviewed by the Company's chief operating decision maker. As a result, the Company's Wiring business unit is an operating segment for financial reporting purposes. Historically, the Wiring business unit was included in the Electronics operating segment. The Company has revised the consolidated segment information for 2012 to reflect this presentation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
(Unaudited)

The Company has four reportable segments: Electronics, Wiring, Control Devices and PST which also represents its operating segments. The Electronics reportable segment produces electronic instrument clusters, electronic control units and driver information systems. The Wiring reportable segment produces electrical power and signal distribution systems, primarily wiring harnesses and connectors and assembles instrument panels. The Control Devices reportable segment produces sensors, switches, valves and actuators. The PST reportable segment designs and manufactures electronic vehicle security alarms, convenience accessories, vehicle tracking devices and monitoring services and in-vehicle audio and video devices.

The accounting policies of the Company's reportable segments are the same as those described in Note 2, "Summary of Significant Accounting Policies" of the Company's December 31, 2012 Form 10-K. The Company's management evaluates the performance of its reportable segments based primarily on revenues from external customers, capital expenditures and income before income taxes. Inter-segment sales are accounted for on terms similar to those to third parties and are eliminated upon consolidation.

A summary of financial information by reportable segment is as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Net Sales:
Electronics	$48,684	$41,504	$93,204	$84,932
Inter-segment sales	10,849	13,905	21,715	29,228
Electronics net sales	59,533	55,409	114,919	114,160
Wiring	72,952	85,723	149,800	180,475
Inter-segment sales	2,198	1,763	3,801	2,106
Wiring net sales	75,150	87,486	153,601	182,581
Control Devices	74,434	68,564	146,347	138,960
Inter-segment sales	774	853	1,570	1,978
Control Devices net sales	75,208	69,417	147,917	140,938
PST	46,715	38,474	89,144	92,165
Inter-segment sales	-	-	-	-
PST net sales	46,715	38,474	89,144	92,164
Eliminations	(13,821)	(16,521)	(27,086)	(33,312)
Total net sales	$242,785	$234,265	$478,495	$496,532
Income (Loss) Before Income Taxes:
Electronics	$3,913	$1,825	$7,695	$5,871
Wiring	(1,543)	529	(1,970)	3,173
Control Devices	7,613	3,829	13,880	7,901
PST	2,539	(8,124)	3,022	(8,456)
Other corporate activities	(1,002)	(259)	(1,866)	239
Corporate interest expense	(4,004)	(3,982)	(7,943)	(7,946)
Total income (loss) before income taxes	$7,516	$(6,182)	$12,818	$782
Depreciation and Amortization:
Electronics	$1,242	$1,087	$2,521	$2,155
Wiring	1,196	1,262	2,407	2,532
Control Devices	2,470	2,317	5,005	4,748
PST	3,654	4,124	7,486	8,077
Corporate	46	47	94	95
Total depreciation and amortization (A)	$8,608	$8,837	$17,513	$17,607
Interest Expense, net:
Electronics	$186	$393	$373	$786
Wiring	71	44	195	73
Control Devices	32	57	79	114
PST (A)	282	686	559	1,598
Corporate	4,004	3,982	7,943	7,946
Total interest expense, net	$4,575	$5,162	$9,149	$10,517
Capital Expenditures:
Electronics	$519	$712	$988	$1,466
Wiring	988	691	1,504	1,486
Control Devices	1,657	1,962	4,897	4,032
PST	1,626	2,985	3,092	5,406
Corporate	93	1,172	220	1,980
Total capital expenditures	$4,883	$7,522	$10,701	$14,370

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
(Unaudited)

	June 30,	December 31,
	2013	2012

Total Assets:
Electronics	$93,321	$84,772
Wiring	107,286	99,755
Control Devices	112,924	100,351
PST	251,937	267,687
Corporate (B)	298,825	308,969
Eliminations	(269,887)	(268,843)
Total assets	$594,406	$592,691

(A)	These amounts represent depreciation and amortization on property, plant and equipment and certain intangible assets.
(B)	Assets located at Corporate consist primarily of cash, intercompany loan receivables and equity investments.

The following table presents net sales and long-term assets for each of the geographic areas in which the Company operates:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Net Sales:
North America	$151,366	$159,216	$304,465	$329,339
South America	46,715	38,474	89,144	92,165
Europe and Other	44,704	36,575	84,886	75,028
Total net sales	$242,785	$234,265	$478,495	$496,532

	June 30,	December 31,
	2013	2012

Long-term Assets:
North America	$78,732	$82,777
South America	166,681	185,109
Europe and Other	13,494	13,751
Total long-term assets	$258,907	$281,637

(13) Investments

Minda Stoneridge Instruments Ltd.

The Minda Stoneridge Instruments Ltd. ("Minda") joint venture at June 30, 2013 is an unconsolidated joint venture and is accounted for under the equity method of accounting. The Company has a 49% interest in Minda, a company based in India that manufactures electronics, instrumentation equipment and sensors primarily for the motorcycle and commercial vehicle market. The Company's investment in Minda recorded as a component of investments and other long-term assets, net on the condensed consolidated balance sheets, was $6,027 and $6,215 at June 30, 2013 and December 31, 2012, respectively. Equity in earnings of Minda included in the condensed consolidated statements of operations was $96 and $97, for the three months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013 and 2012, equity in earnings of Minda was $297 and $236, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
(Unaudited)

PST Eletrônica Ltda.

The Company has a 74% controlling interest in PST. Noncontrolling interest in PST decreased by $2,867 to $41,209 at June 30, 2013 due to a change in foreign currency translation of $3,455 and a dividend of $211 partially offset by a proportionate share of its net income of $799 for the six months ended June 30, 2013. Comprehensive loss related to the PST noncontrolling interest was $3,468 and $6,453 for the three months ended June 30, 2013 and 2012, respectively. Comprehensive loss related to the PST noncontrolling interest was $2,656 and $4,978 for the six months ended June 30, 2013 and 2012, respectively.

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

In December 2011, the FASB issued an accounting standards update requiring new disclosures about financial instruments and derivative instruments that are either offset by or subject to an enforceable master netting arrangement or similar agreement. The standards update is effective for fiscal years beginning after December 15, 2012. We adopted this standards update on January 1, 2013 which had no impact on our disclosures.

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

Segments

We are primarily organized by products produced and markets served. Under this structure, our operations have been reported utilizing the following segments:

Electronics

This segment includes results of operations from the production of electronic instrument clusters, electronic control units and driver information systems.

Wiring

This segment includes results of operations that produces electrical power and signal distribution systems, primarily wiring harnesses and connectors and assembles instrument panels.

Control Devices

This segment includes results of operations that manufactures sensors, switches, valves and actuators.

PST

This segment includes results of operations that design and manufacture electronic vehicle alarms, convenience accessories, vehicle tracking devices and monitoring services and in-vehicle audio and video devices in South America.

In the fourth quarter of 2012, the Company changed its reportable segments in accordance with the manner in which the Company’s chief operating decision maker receives and reviews financial information to evaluate performance and allocate resources. As a result, the Company’s Wiring business unit is its own reporting segment for financial reporting purposes. Historically, the Wiring business unit was included in the Electronics reporting segment. The Company has revised the consolidated segment information for 2012 to reflect this change in presentation.

Second Quarter Overview

Net income attributable to Stoneridge, Inc. was $5.8 million, or $0.21 per diluted share for the second quarter of 2013, a $9.3 million, or $0.34 per diluted share increase from a net loss attributable to Stoneridge, Inc. of $3.6 million, or $0.13 per diluted share for the second quarter of 2012.

The increase in second quarter 2013 earnings compared to the second quarter of 2012 was primarily due to increased sales in our served markets which are diversified, a favorable change in mix of products sold, lower selling, general and administrative (“SG&A”) expenses, lower interest expense and less unfavorable currency losses on transactions denominated in a currency other than the functional currency of our subsidiaries. In particular, our PST segment income before income taxes increased by $10.7 million due to increased sales volume, lower operating costs resulting from the 2012 business realignment initiatives and a favorable change in product mix. PST also benefited from a less unfavorable change in foreign exchange rates related to its U.S. dollar-denominated debt as well as lower purchase accounting related adjustments and business realignment charges.

The increase in production volumes in the North American automotive vehicle market, increases in our customers’ market share and sales of new products during the second quarter of 2013 when compared to the second quarter of 2012 had a positive effect on our net sales of approximately $7.5 million, primarily within our Control Devices segment. These net sales increases were partially offset by decreased sales volume in our North American commercial and agricultural vehicle markets and were negatively impacted by unfavorable changes in foreign currency exchange rates of approximately $1.1 million during the second quarter of 2013 when compared to the second quarter of 2012.

At June 30, 2013 and December 31, 2012, we maintained a cash and cash equivalents balance of $37.0 million and $44.6 million, respectively. As discussed in Note 5 to the condensed consolidated financial statements, at June 30, 2013 and December 31, 2012, we had no borrowings outstanding on our asset-based credit facility (the “Credit Facility”). At June 30, 2013 and December 31, 2012, we had undrawn borrowing capacity of $83.9 million and $74.1 million, respectively.

Outlook

The North American commercial vehicle market weakened during 2012 and continued to show weakness into the first half of 2013. We expect a modest recovery in the second half of 2013. If actual production is lower than forecasted it will negatively affect our Wiring and Electronics segments.

The improvement in the North American automotive vehicle market, the market share gains of our customers and sales of new products had a favorable effect on our Control Devices segment’s results. North American automotive vehicle production was 15.4 million units for 2012. For 2013, this production volume is forecasted to be in the range of 15.5 million to 16.2 million units. If this forecasted increase in production volume occurs it will favorably affect our Control Devices segment.

The European commercial vehicle market is expected to improve in the second half of 2013. However, if actual production is lower than forecasted, it will negatively affect our Electronics segment.

Agricultural vehicle production decreased for the first half of 2013 when compared to the first half of 2012 which unfavorably affected our Wiring segment. However, we believe that this market will improve during the second half of 2013.

Second quarter revenues of our PST segment increased from the same period in 2012 which we believe can continue for the remainder of 2013. However, the recent increase in political instability could have an unfavorable impact on the Brazilian economy and therefore have a negative effect on our results.

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

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

					Dollar
					increase /
Three months ended June 30		2013		2012	(decrease)
Net sales	$242,785	100.0%	$234,265	100.0%	$8,520
Costs and expenses:
Cost of goods sold	182,565	75.2	180,606	77.1	1,959
Selling, general and administrative	48,395	19.9	52,042	22.2	(3,647)
Operating income	11,825	4.9	1,617	0.7	10,208
Interest expense, net	4,575	1.9	5,162	2.2	(587)
Equity in earnings of investees	(96)	-	(97)	-	1
Other expense (income), net	(170)	(0.1)	2,734	1.2	(2,904)
Income (loss) before income taxes	7,516	3.1	(6,182)	(2.7)	13,698
Provision (benefit) for income taxes	1,125	0.5	(884)	(0.4)	2,009
Net income (loss)	6,391	2.6	(5,298)	(2.3)	11,689
Net income (loss) attributable to
noncontrolling interest	634	0.2	(1,740)	(0.7)	2,374
Net income (loss) attributable to Stoneridge, Inc.	$5,757	2.4%	$(3,558)	(1.6)%	$9,315

Net Sales. Net sales for our reportable segments, excluding inter-segment sales, are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Three months ended June 30		2013		2012	(decrease)	(decrease)

Electronics	$48,684	20.1%	$41,504	17.7%	$7,180	17.3%
Wiring	72,952	30.0	85,723	36.6	(12,771)	(14.9)%
Control Devices	74,434	30.7	68,564	29.3	5,870	8.6%
PST	46,715	19.2	38,474	16.4	8,241	21.4%
Total net sales	$242,785	100.0%	$234,265	100.0%	$8,520	3.6%

Our Electronics segment net sales increased primarily due to a $7.1 million increase in sales of our European commercial vehicle products resulting from higher volume and new product sales.  Also, the Electronics segment net sales were favorably affected by foreign currency fluctuations of approximately $1.4 million for the second quarter of 2013 when compared to the second quarter of 2012, which were partially offset by a volume decrease in North American commercial vehicle products.

Our Wiring segment sales decreased due to volume decreases in our commercial vehicle products of $11.9 million primarily related to a significant customer and a decrease in our agricultural vehicle market of $2.7 million.

Our Control Devices segment sales increased due to higher volume and new products primarily in our North American automotive vehicle market of $6.8 million during the second quarter of 2013 when compared to the second quarter of 2012.

Our PST segment sales increased due to a 28.0% sales increase in local Brazilian currency, which was partially offset by an unfavorable change in foreign currency translation of approximately $2.5 million, which reduced sales by 6.6%.

Net sales by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Three months ended June 30		2013		2012	(decrease)	(decrease)
North America	$151,366	62.4%	$159,216	68.0%	$(7,850)	(4.9)%
South America	46,715	19.2	38,474	16.4	8,241	21.4%
Europe and Other	44,704	18.4	36,575	15.6	8,129	22.2%
Total net sales	$242,785	100.0%	$234,265	100.0%	$8,520	3.6%

The North American geographic location consists of the results of our operations in the United States and Mexico.

The decrease in North American net sales was primarily attributable to decreased sales volume in our North American commercial and agricultural vehicle markets of $12.5 million and $4.4 million, respectively, which were partially offset by higher North American automotive vehicle sales of approximately $7.5 million. Our increase in net sales in South America was primarily due to higher sales volume partially offset by an unfavorable foreign currency translation. Our increase in net sales in Europe and Other was primarily due to increased sales of European commercial vehicle market products and favorable foreign currency fluctuation.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased by only 1.1% despite a 3.6% increase in sales partially due to a favorable change in mix of products sold and lower component costs. Also, the smaller increase of cost of goods sold was due to a $1.4 million inventory purchase accounting adjustment and a $0.6 million business realignment charge that were recorded in 2012 related to PST, neither of which recurred in the second quarter of 2013. Our material cost as a percentage of net sales improved to 50.2% for the second quarter of 2013 compared to 54.2% for the second quarter of 2012. As a result, our gross margin improved to 24.8% for the second quarter of 2013 compared to 22.9% for the second quarter of 2012.

Our Electronics segment gross margin increased due to a 17.3% increase in sales.

Our Wiring segment gross margin declined due a 14.9% decrease in sales, a decrease in labor productivity and an increase in premium freight, which were partially offset by lower raw material costs.

Our Control Devices segment gross margin increased due to higher sales and a favorable change in mix of products sold. In addition, material costs were favorably impacted by lower component costs.

Our PST segment gross margin improved due to a 21.4% increase in sales, cost savings realized from a business realignment initiative implemented in mid-2012 and a favorable change in mix of products sold. PST gross margin also improved due to a $1.4 million inventory purchase accounting adjustment and a $0.6 million business realignment charge that were recorded in the second quarter of 2012, neither of which recurred in the second quarter of 2013.

Selling, General and Administrative Expenses. SG&A expenses decreased by $3.6 million for the second quarter of 2013 primarily due to decreases in sales, general and administrative costs of $2.8 million and product development expenses of $0.8 million. SG&A expenses decreased primarily due to cost reductions at PST resulting from 2012 business realignment activities and lower Wiring segment costs. The prior year second quarter SG&A expenses also included $0.7 million in PST business realignment charges.

Interest Expense, net. Interest expense, net decreased by $0.6 million during the second quarter of 2013 when compared to the prior year second quarter primarily from reduced interest on our PST term notes and revolving credit facilities due to lower average outstanding loan balances.

Equity in Earnings of Investees. Equity earnings for Minda were $0.1 million for both the second quarter of 2013 and 2012.

Other Expense, net. We record certain foreign currency transaction and forward currency hedge contract gains and losses as a component of other expense (income), net on the condensed consolidated statement of operations. Our results for the three months ended June 30, 2013 and 2012 were unfavorably affected by approximately $0.5 million and $2.7 million, respectively, due to the volatility in certain foreign exchange rates. Most of the unfavorable foreign currency loss for the second quarter of 2012 was related to the translation of PST’s U.S. dollar-denominated debt. Also, our PST segment received $0.6 million of income in the second quarter of 2013 associated with deposits at a financial institution.

Income (Loss) Before Income Taxes. Income (loss) before income taxes is summarized in the following table by reportable segment (in thousands).

			Dollar	Percent
			increase /	increase /
Three months ended June 30	2013	2012	(decrease)	(decrease)

Electronics	$3,913	$1,825	$2,088	114.4%
Wiring	(1,543)	529	(2,072)	NM
Control Devices	7,613	3,829	3,784	98.8%
PST	2,539	(8,124)	10,663	NM
Other corporate activities	(1,002)	(259)	(743)	(286.9)%
Corporate interest expense	(4,004)	(3,982)	(22)	(0.6)%
Income (loss) before income taxes	$7,516	$(6,182)	$13,698	221.6%

NM – Not Meaningful

Our Electronics segment income before income taxes increased primarily due to higher sales and favorable mix of products sold.

Our Wiring segment income before income taxes decreased primarily due to lower sales in the second quarter of 2013 when compared to the prior year second quarter combined with decreases in labor productivity and higher premium freight, which were partially offset by lower SG&A expenses.

Our Control Devices segment income before income taxes increased during the second quarter of 2013 when compared to the prior year second quarter primarily due to higher sales, a favorable change in mix of products sold and lower component costs.

Our PST segment increase in profitability is due to an increase in sales volume, lower operating costs associated with the business realignment initiative that occurred in mid-2012 and lower interest expense. Also, PST’s income before income taxes was lower in the second quarter of 2012 due to a $1.4 million inventory purchase accounting expense related to the acquisition of controlling interest and $1.3 million in business realignment charges, neither of which recurred in the second quarter of 2013. In addition, PST was less unfavorably impacted by the volatility in foreign exchange rates in the current quarter.

The decrease in income before income taxes from other corporate activities is primarily related to higher foreign currency losses.

Income (loss) before income taxes by geographic location is summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Three months ended June 30		2013		2012	(decrease)	(decrease)

North America	$2,028	27.0%	$2,338	(37.8)%	$(310)	(13.3)%
South America	2,539	33.8	(8,124)	131.4	10,663	NM
Europe and Other	2,949	39.2	(396)	6.4	3,345	NM
Income (loss) before income taxes	$7,516	100.0%	$(6,182)	100.0%	$13,698	221.6%

North American income before income taxes includes interest expense, net of approximately $4.0 million and $3.9 million for the quarters ended June 30, 2013 and 2012, respectively.

Our North American results declined slightly primarily as a result of decreased sales in the North American commercial and agricultural vehicle markets, which were substantially offset by higher sales in our North American automotive vehicle market during the second quarter of 2013 as compared to 2012. The increase in profitability in South America was primarily due to higher sales, lower operating costs associated with the business realignment initiative that occurred in mid-2012, lower interest expense as well as lower cost of sales related to an inventory purchase accounting adjustment and business realignment charges recorded in the second quarter of 2012. Our results in Europe and Other were favorably affected by our increased European commercial vehicle market sales during the current period.

Provision (Benefit) for Income Taxes. We recognized a provision (benefit) for income taxes of $1.1 million, or 15.0% and $(0.9) million, or 14.3% for federal, state and foreign income taxes for the second quarter of 2013 and 2012, respectively. The increase in the tax provision as well as the effective tax rate was primarily due to generating income before income taxes in the current period compared to a loss before income taxes for the same period of 2012 as well as the decline in the performance of our North American operations.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

					Dollar
					increase /
Six months ended June 30		2013		2012	(decrease)

Net sales	$478,495	100.0%	$496,532	100.0%	$(18,037)

Costs and expenses:
Cost of goods sold	359,546	75.1	377,735	76.1	(18,189)
Selling, general and administrative	96,832	20.3	105,331	21.2	(8,499)

Operating income	22,117	4.6	13,466	2.7	8,651

Interest expense, net	9,149	1.9	10,517	2.1	(1,368)
Equity in earnings of investees	(297)	(0.1)	(236)	(0.1)	(61)
Other expense, net	447	0.1	2,403	0.5	(1,956)

Income before income taxes	12,818	2.7	782	0.2	12,036

Provision for income taxes	2,144	0.4	334	0.1	1,810

Net income	10,674	2.3	448	0.1	10,226

Net income (loss) attributable to noncontrolling interest	794	0.2	(1,873)	(0.4)	2,667

Net income attributable to Stoneridge, Inc.	$9,880	2.1%	$2,321	0.5%	$7,559

Net Sales. Net sales for our reportable segments, excluding inter-segment sales are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Six months ended June 30		2013		2012	(decrease)	(decrease)

Electronics	$93,204	19.5%	$84,932	17.1%	$8,272	9.7%
Wiring	149,800	31.3	180,475	36.3	(30,675)	(17.0)%
Control Devices	146,347	30.6	138,960	28.0	7,387	5.3%
PST	89,144	18.6	92,165	18.6	(3,021)	(3.3)%
Total net sales	$478,495	100.0%	$496,532	100.0%	$(18,037)	(3.6)%

Our Electronics segment net sales increased primarily due to a $9.4 million increase in sales of our European commercial vehicle products resulting from higher volume and new product sales. Also, the Electronics segment net sales were favorably affected by foreign currency fluctuations of approximately $2.7 million for the first half of 2013 when compared to the first half of 2012, which was partially offset by a volume decrease in North American commercial vehicle products of $1.4 million.

Our Wiring segment sales decreased due to volume decreases in our commercial vehicle products of $26.9 million primarily related to a significant customer as well as decreases in our agricultural vehicle market of $5.7 million.

Our Control Devices segment sales increased due to higher volume and new products primarily in our North American automotive vehicle market of $9.5 million during the first half of 2013 when compared to the first half of 2012.

Our PST segment sales decreased from the first half of 2012 despite a 6.4% sales increase in local currency primarily due to an unfavorable change in foreign currency translation of approximately $9.0 million, which reduced sales by 9.7%.

Net sales by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Six months ended June 30		2013		2012	(decrease)	(decrease)
North America	$304,465	63.6%	$329,339	66.3%	$(24,874)	(7.6)%
South America	89,144	18.6	92,165	18.6	(3,021)	(3.3)%
Europe and Other	84,886	17.8	75,028	15.1	9,858	13.1%
Total net sales	$478,495	100.0%	$496,532	100.0%	$(18,037)	(3.6)%

The decrease in North American net sales was primarily attributable to decreased sales in our North American commercial and agricultural vehicle markets of $29.4 million and $7.2 million, respectively, which were partially offset by higher North American automotive vehicle sales of $11.4 million. Our decrease in net sales in South America was primarily due to an unfavorable foreign currency translation which more than offset the sales volume increase. Our increase in net sales in Europe and Other was primarily due to increased sales of European commercial vehicle market products and favorable foreign currency fluctuations.

Cost of Goods Sold. Cost of goods sold decreased by 4.8% due to a 3.6% decrease in sales. Cost of goods sold also decreased due a favorable change in the mix of products sold and lower component costs. Also, costs of goods sold was higher the first half of 2012 due to a $3.2 million inventory purchase accounting adjustment and $0.7 million in business realignment charges related to PST, neither of which recurred in the first half of 2013. Our material cost as a percentage of net sales improved to 50.3% for the first half of 2013 compared to 53.6% for the first half of 2012. As a result, our gross margin improved to 24.9% for the first half of 2013 compared to 23.9% for the first half of 2012.

Our Electronics segment gross margin increased due to a 9.7% increase in sales and a favorable change in mix of products sold.

Our Wiring segment gross margin declined due to an 17.0% decrease in sales, a decrease in labor productivity and an increase in premium freight, which were partially offset by lower raw material costs.

Our Control Devices segment gross margin increased due to a 5.3% increase in sales and a favorable change in mix of products sold. In addition, material costs were favorably impacted by lower component costs.

Our PST segment gross margin improved despite a 3.3% decrease in sales due to cost savings realized from a business realignment initiative that occurred in the second quarter of 2012 as well as a favorable change in mix of products sold. PST gross margin also improved due to a $3.2 million inventory purchase accounting adjustment and $0.7 million of business realignment charges in the first half of 2012, neither of which recurred in the first half of 2013.

Selling, General and Administrative Expenses. SG&A expenses decreased by $8.5 million for the first half of 2013 primarily due to decreases in sales, general and administrative costs of $6.7 million and product development expenses of $1.8 million. Our PST segment benefited from cost reductions resulting from 2012 business realignment activities and lower Wiring segment costs. Also, PST incurred $0.9 million in business realignment charges in the first half of 2012.

Interest Expense, net. Interest expense, net decreased by $1.4 million during the first half of 2013 when compared to the same period in the prior year primarily from reduced interest on our PST term notes and revolving credit facilities due to lower average outstanding loan balances.

Equity in Earnings of Investees. Equity earnings for Minda increased slightly from $0.2 million for the first half of 2012 to $0.3 million for the first half of 2013.

Other Expense, net. Other expense, net was $0.4 million for the first half of 2013 compared to $2.4 million for the first half of 2012. We record certain foreign currency transaction and forward currency hedge contract gains and losses as a component of other expense (income), net on the condensed consolidated statement of operations. Our results for the first half of 2013 and 2012 were unfavorably affected by $1.1 million and $2.4 million, respectively, due to the volatility in certain foreign exchange rates. Most of the unfavorable foreign currency loss for the first half of 2012 was related to the translation of PST’s U.S. dollar-denominated debt. Also, our PST segment received $0.6 million of income in the first half of 2013 associated with deposits at a financial institution.

Income Before Income Taxes. Income before income taxes is summarized in the following table by reportable segment (in thousands):

			Dollar	Percent
			increase /	increase /
Six months ended June 30	2013	2012	(decrease)	(decrease)

Electronics	$7,695	$5,871	$1,824	31.1%
Wiring	(1,970)	3,173	(5,143)	NM
Control Devices	13,880	7,901	5,979	75.7%
PST	3,022	(8,456)	11,478	NM
Other corporate activities	(1,866)	239	(2,105)	NM
Corporate interest expense	(7,943)	(7,946)	3	0.0%
Income before income taxes	$12,818	$782	$12,036	1,539.1%

NM – Not meaningful

Our Electronics segment income before income taxes increased due to higher sales and favorable change in mix of products sold.

Our Wiring segment decrease in income before income taxes was primarily due to lower sales in the first half of 2013 when compared to the prior year first half combined with decreases in labor productivity and higher premium freight, which were partially offset by lower SG&A expenses.

Our Control Devices segment income before income taxes increased during the first half of 2013 when compared to the prior year first quarter primarily due to higher sales, a favorable change in mix of products sold and lower component costs.

Our PST segment income before income taxes increased despite the decline in sales due to lower operating costs, primarily SG&A expenses associated with the business realignment initiative that occurred in mid-2012 and lower interest expense. Also, PST income before income taxes was lower in the first half of 2012 due to a $3.2 million inventory purchase accounting adjustment and $1.6 million in business realignment charges, neither of which recurred in the first half of 2013. In addition, PST was less unfavorably impacted by the volatility in foreign exchange rates in the current year related to its U.S dollar-denominated debt, the impact of which was $1.1 million and $2.4 million for the six months ended June 30, 2013 and 2012, respectively.

The decrease in income before income taxes from other corporate activities is primarily related to higher incentive and share-based compensation expense and higher foreign currency losses.

Income before income taxes by geographic location is summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Six months ended June 30		2013		2012	(decrease)	(decrease)

North America	$4,708	36.7%	$8,044	1,028.6%	$(3,336)	(41.5)%
South America	3,022	23.6	(8,456)	(1,081.3)	11,478	NM
Europe and Other	5,088	39.7	1,194	152.7	3,894	326.1%
Income before income taxes	$12,818	100.0%	$782	100.0%	$12,036	1,539.1%

North American income before income taxes includes interest expense, net of approximately $7.9 million and $7.8 million for the first half of June, 2013 and 2012, respectively.

Our North American results declined primarily as a result of decreased sales in our North American commercial and agricultural vehicle markets, which were partially offset by higher sales in our North American automotive vehicle market during the first half of 2013 as compared to 2012. The increase in profitability in South America was primarily due to higher sales in local currency, lower operating costs associated with the business realignment initiative that occurred in mid-2012, lower interest expense and lower cost of sales related to an inventory purchase accounting adjustment and business realignment charges in the first half of 2012 and lower foreign currency losses. Our results in Europe and Other were favorably affected by our increased European commercial vehicle market sales during the current period.

Provision for Income Taxes. We recognized a provision for income taxes of $2.1 million, or 16.7% and $0.3 million, or 42.7% of income before income taxes for federal, state and foreign income taxes for the first half of 2013 and 2012, respectively. The increase in the tax provision was primarily due to higher income before income taxes compared to the same period in 2012. The decrease in the effective tax rate for the six months ended June 30, 2013 compared to the same period for 2012 was primarily attributable to the impact of the improved performance of PST which was partially offset by the decline in the performance of our North American operations.

Liquidity and Capital Resources

Summary of Cash Flows (in thousands):

			Dollar
			increase /
Six months ended June 30	2013	2012	(decrease)

Net cash provided by (used for):
Operating activities	$3,243	$15,316	$(12,073)
Investing activities	(10,618)	(33,848)	23,230
Financing activities	451	(21,599)	22,050
Effect of exchange rate changes on cash and cash equivalents	(608)	564	(1,172)
Net change in cash and cash equivalents	$(7,532)	$(39,567)	$32,035

The decrease in cash provided by operating activities for the first half of 2013 compared to the first half of 2012 was primarily due to higher working capital levels during the first half of 2013 as receivables and inventory levels have increased by $19.6 million and $17.2 million, respectively. Our receivable terms and collections rates have remained consistent between periods presented.  These were partially offset by increases in net income and accounts payable of $10.2 million and $8.5 million, respectively, during the first half of 2013 compared to the first half of 2012.

The decrease in net cash used for investing activities for the first half of 2013 reflects a $3.7 million decrease in cash used for capital projects. The decrease also relates to a payment of $19.8 million in conjunction with the acquisition of a controlling interest in PST during the first half of 2012.

The increase in net cash provided by financing activities was primarily due to lower principal payments made on the asset-based credit facility (the "Credit Facility") and PST term loans, which were partially offset by the BCS Revolver pay off.

On October 4, 2010, we issued $175.0 million of senior secured notes. These senior secured notes bear interest at an annual rate of 9.5% and mature on October 15, 2017. The senior secured notes are redeemable, at our option, beginning October 15, 2014 at 104.75%. Interest payments are payable on April 15 and October 15 of each year. The senior secured notes indenture limits our restricted subsidiaries' amount of indebtedness, restricts certain payments and includes various other non-financial restrictive covenants, which to date have not been and are not expected to have an impact on our financing flexibility. The senior secured notes are guaranteed by all of our existing domestic restricted subsidiaries. All other restricted subsidiaries that guarantee any of our or our guarantors' indebtedness will also guarantee the senior secured notes.

On October 4, 2010, we entered into a fixed-to-variable interest rate swap agreement (the "Swap") with a notional amount of $45.0 million. The Swap was designated as a fair value hedge of the fixed interest rate obligation under our $175.0 million 9.5% senior secured notes due October 15, 2017. We pay variable interest equal to the six-month LIBOR plus 7.19% and we receive a fixed interest rate of 9.5% under the Swap. The critical terms of the Swap match the terms of the senior secured notes, including maturity of October 15, 2017, resulting in no hedge ineffectiveness.

As outlined in Note 5 to our condensed consolidated financial statements, our Credit Facility permits borrowing up to a maximum level of $100.0 million. This facility provides us with lower borrowing rates and allows us the flexibility to refinance other outstanding debt. At June 30, 2013 and December 31, 2012, there were no borrowings outstanding. The available borrowing capacity on our Credit Facility is based on eligible current assets, as defined. At June 30, 2103, we had undrawn borrowing capacity of $83.9 million based on eligible current assets. The Credit Facility contains financial performance covenants which would only constrain our borrowing capacity if our undrawn availability falls below $20.0 million. However, restrictions do include limits on capital expenditures, operating leases, dividends and investment activities in a negative covenant which limits investment activities to $15.0 million minus certain guarantees and obligations. The Company was in compliance with all covenants at June 30, 2013. The covenants included in our Credit Facility to date have not and are not expected to limit our financing flexibility.

The term loan for our Suzhou, China subsidiary is in the amount of 9.0 million Chinese yuan, which U.S. dollar equivalent outstanding balance was approximately $1.5 million at June 30, 2013, and is included on the condensed consolidated balance sheet as a component of current portion long-term debt. The term loan matures in August 2013. Interest is payable monthly at the one-year lending rate published by The People's Bank of China multiplied by 125.0%. At June 30, 2013, the interest rate on the term loan was 7.5%.

PST maintains several term loans used for working capital purposes including a new term loan entered into in March 2013 for 25,000 Brazilian reais whose U.S. dollar equivalent outstanding balance was $11.3 million at June 30, 2013. The new term loan matures on February 15, 2016 and interest is payable monthly at a fixed interest rate of 5.5%. At June 30, 2013, there was $24.7 million outstanding on these loans. Of the outstanding borrowings, $9.1 million is due in the next twelve months and is included on the June 30, 2013 condensed consolidated balance sheet as a component of current portion of long-term debt. The balance of $15.6 million is included on the June 30, 2013 condensed consolidated balance sheet as a component of long-term debt and is comprised of $3.4 million that matures in 2014, $6.8 million in 2015, $2.1 million in 2016 and annual maturities of approximately $1.1 million in 2017 through 2019. Depending on the specific loan, interest is payable either monthly or annually. The term loans due in the next twelve months have fixed interest rates ranging from 3.13% to 9.48%, while the long-term loans have a fixed interest rate of 4.0% to 5.5%. As of June 30, 2013 and December 31, 2012, PST was in compliance with all loan covenants.

The Company's wholly owned subsidiary located in Stockholm, Sweden, has an overdraft credit line which allows overdrafts on the subsidiary's bank account up to a maximum level of 20.0 million Swedish krona, or $3.0 million, at June 30, 2013. At June 30, 2013, there were no overdrafts on the bank account.

Although the Company's notes and credit facilities contain various covenants, the violation of which would limit or preclude their use or accelerate the maturity, the Company has not experienced and does not expect these covenants to restrict our financing flexibility. The Company has been and expects to continue to remain in compliance with these covenants during the term of the notes and credit facilities.

Our future results could be unfavorably affected by increased commodity prices, specifically copper. Copper prices fluctuated during 2012 and have continued to fluctuate in 2013. We entered into fixed price commodity contracts for a portion of our 2013 copper purchases and have a portion of our 2013 sales subject to copper surcharge billings which would mitigate a portion of raw material cost increases. Our 2013 results could also be adversely affected by unfavorable foreign currency exchange rates. We have significant foreign denominated transaction exposure in certain locations, especially in Mexico, Sweden and Brazil. We have entered into foreign currency forward contracts and maintain Mexican peso and euro-denominated cash balances to reduce our exposure related to foreign currency fluctuations.

We have significant U.S. federal income tax net operating loss carryforwards and research credit carryforwards. The Internal Revenue Code of 1986, as amended (the "Code"), imposes an annual limitation on the ability of a corporation that undergoes an "ownership change" to use its net operating loss and credit carryforwards to reduce its tax liability. During the fourth quarter of 2010 we undertook a secondary offering. As a result of the secondary offering a substantial change in our ownership occurred and we experienced an ownership change pursuant to Section 382 of the Code. There was no impact to current or deferred income taxes resulting from the ownership change.

At June 30, 2013, we had a cash and cash equivalents balance of approximately $37.0 million, of which $16.5 million was held domestically and $20.5 million was held in foreign locations. Our cash balance was not restricted at June 30, 2013.

Contingencies

On May 24, 2013, the State Revenue Services of São Paulo issued a tax deficiency notice against PST, our 74% owned consolidated subsidiary, claiming that the vehicle tracking and monitoring services it provides should be classified as communication services, and therefore subject to the State Value Added Tax – ICMS. The State Revenue Service assessment imposed the 25.0% ICMS tax on all revenues of PST related to the vehicle tracking and monitoring services during the period from January 2009 through December 2010. The Brazilian real (“R$”) and (U.S. dollar equivalent “$”) of the aggregate tax assessment is approximately R$92.5 million ($41.7 million) which is comprised of Value Added Tax – ICMS of R$13.2 million ($6.0 million), interest of R$11.4 million ($5.1 million) and penalties of R$67.9 million ($30.6 million).

The Company’s vehicle tracking and monitoring services are non-communication services, as defined under Brazilian tax law, subject to the municipal ISS tax, not communication services subject to state ICMS tax as claimed by the State Revenue Service of São Paulo. PST has, and will continue to collect the municipal ISS tax on the vehicle tracking and monitoring services in compliance with Brazilian tax law and will defend its tax position. PST has received a legal opinion that the merits of the case are favorable to PST, determining among other things that the imposition on the subsidiary of the State ICMS by the State Revenue Services of São Paulo is not in accordance with the Brazilian tax code.  Management believes, based on the legal opinion of PST’s Brazilian legal counsel and the results of the Brazil Administrative Court's ruling in favor of another vehicle tracking and monitoring company related to the tax deficiency notice it received, the likelihood of loss is not probable although it may take years to resolve.  As a result of the above, as of June 30, 2013, no provision has been made with respect to the tax assessment.  An unfavorable judgment on this issue for the years assessed and for subsequent years could result in significant costs to PST and adversely affect its results of operations.

In addition, the Company’s consolidated subsidiary, PST, has civil, labor and other tax contingencies for which the likelihood of loss is deemed to be reasonably possible, but not probable, by its legal advisors, and, therefore, no accrual was recorded. Such contingencies amount to $11.5 million and $11.9 million at June 30, 2013 and December 31, 2012.

Seasonality

Our Electronics, Wiring and Control Devices segments are not typically materially impacted by seasonality, however the demand for our PST segment consumer products are typically higher in the second half of the year, the fourth quarter in particular.

Critical Accounting Policies and Estimates

The Company's critical accounting policies, which include management's best estimates and judgments, are included in Part II, Item 7, to the consolidated financial statements of the Company's 2012 Form 10-K. These accounting policies are considered critical as disclosed in the Critical Accounting Policies and Estimates section of Management's Discussion and Analysis of the Company's 2012 Form 10-K because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates.

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

Forward-Looking Statements

Portions of this report contain "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, our directors or officers with respect to, among other things, our (i) future product and facility expansion, (ii) acquisition strategy, (iii) investments and new product development, and (iv) growth opportunities related to awarded business. Forward-looking statements may be identified by the words "will," "may," "designed to," "believes," "plans," "expects," "continue," and similar words and expressions. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other factors:

⋅	the reduced purchases, loss or bankruptcy of a major customer;

⋅	the costs and timing of facility closures, business realignment, or similar actions;

⋅	a significant change in commercial, automotive, agricultural, motorcycle or off-highway vehicle production;

⋅	competitive market conditions and resulting effects on sales and pricing;

⋅	the impact on changes in foreign currency exchange rates on sales, costs and results, particularly the Brazilian real, Mexican peso and euro;

⋅	our ability to achieve cost reductions that offset or exceed certain customer-mandated selling price reductions;

⋅	a significant change in general economic conditions in any of the various countries in which we operate;

⋅	labor disruptions at our facilities or at any of our significant customers or suppliers;

⋅	the ability of our suppliers to supply us with parts and components at competitive prices on a timely basis;

⋅	the amount of our indebtedness and the restrictive covenants contained in the agreements governing our indebtedness, including our credit facility and the senior secured notes;

⋅	customer acceptance of new products;

⋅	capital availability or costs, including changes in interest rates or market perceptions;

⋅	the failure to achieve the successful integration of any acquired company or business; and

⋅	those items described in Part I, Item IA ("Risk Factors") of the Company's 2012 Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk presented within Part II, Item 7A of the Company's 2012 Form 10-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2013, an evaluation was performed under the supervision and with the participation of the Company's management, including the principal executive officer ("PEO") and principal financial officer ("PFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the PEO and PFO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three months ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes with respect to risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Reference is made to the separate, "Index to Exhibits," filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONERIDGE, INC.

Date: August 2, 2013	/s/ John C. Corey
John C. Corey President and Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2013	/s/ George E. Strickler
George E. Strickler
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit

10.1	First Amendment to the Stoneridge, Inc. Amended and Restated Long-Term Incentive Plan, as amended (approved by the Company’s shareholders on May 6, 2013). [1]

10.2	First Amendment to the Stoneridge, Inc. Amended Directors Restricted Shares Plan (approved by the Company’s shareholders on May 6, 2013). [1]

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

 1 Incorporated by reference from the Company’s Form 8-K filed with the SEC on May 8, 2013.