Form 10-Q/A
period 2013-06-30
STONERIDGE INC
filed 2013-08-13
CIK 1043337

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

The number of Common Shares, without par value, outstanding as of July 26, 2013 was 28,487,015.

EXPLANATORY NOTE

Stoneridge, Inc. is filing this Amendment No. 1 on Form 10-Q/A to amend the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, which was filed with the Securities and Exchange Commission on August 2, 2013 (the ''Original Form 10-Q Filing''), for the sole purpose of correcting a clerical error on the cover page of the number of Common Shares, without par value, outstanding as of July 26, 2013. The number of Common Shares outstanding on July 26, 2013 of 28,487,015 remained the same number of Common Shares outstanding as of June 30, 2013. There have been no other changes to the Original Form 10-Q Filing other than the change described above.

This Form 10-Q/A should be read in conjunction with the Original Form 10-Q Filing, continues to speak as of the date of the Original Form 10-Q Filing, and does not modify or update disclosures in the Original Form 10-Q Filing except as noted above. Accordingly, this Form 10-Q/A does not reflect events occurring after the Original Form 10-Q Filing date.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONERIDGE, INC.

Date: August 13, 2013	/s/ John C. Corey
John C. Corey President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2013	/s/ George E. Strickler
George E. Strickler
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)