Form 10-Q
period 2013-09-30
STONERIDGE INC
filed 2013-11-01
CIK 1043337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2013

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

☐ Yes ☒ No

The number of Common Shares, without par value, outstanding as of October 25, 2013 was 28,483,366.

STONERIDGE, INC. AND SUBSIDIARIES

INDEX		Page
PART I–FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012	2
	Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2013 and 2012	3
	Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three and Nine Months Ended September 30, 2013 and 2012	4
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2013 and 2012	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	34

PART II–OTHER INFORMATION

Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Mine Safety Disclosure	35
Item 5.	Other Information	35
Item 6.	Exhibits	35

Signatures		35
Index to Exhibits		36
EX – 31.1
EX – 31.2
EX – 32.1
EX – 32.2

101	XBRL Exhibits :
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(in thousands)	2013	2012
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$46,057	$44,555
Accounts receivable, less reserves of $3,185 and $3,394, respectively	150,988	141,503
Inventories, net	118,976	96,032
Prepaid expenses and other current assets	29,709	28,964
Total current assets	345,730	311,054

Long-term assets:
Property, plant and equipment, net	112,953	119,147
Other assets:
Intangible assets, net	73,570	84,397
Goodwill	61,235	66,381
Investments and other long-term assets, net	10,116	11,712
Total long-term assets	257,874	281,637
Total assets	$603,604	$592,691

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of debt	$9,210	$18,925
Revolving credit facilities	-	1,160
Accounts payable	86,368	76,303
Accrued expenses and other current liabilities	65,856	57,081
Total current liabilities	161,434	153,469

Long-term liabilities:
Long-term debt, net	187,452	181,311
Deferred income taxes	55,407	59,819
Other long-term liabilities	4,123	4,258
Total long-term liabilities	246,982	245,388

Shareholders' equity:
Preferred Shares, without par value, authorized 5,000 shares, none issued	-	-
Common Shares, without par value, authorized 60,000 shares, issued 28,803 and 28,433 shares and outstanding 28,484 and 27,913 shares at September 30, 2013 and December 31, 2012, respectively, with no stated value	-	-
Additional paid-in capital	186,857	184,822
Common Shares held in treasury, 319 and 520 shares at September 30, 2013 and December 31, 2012, respectively, at cost	(519)	(1,885)
Accumulated deficit	(7,975)	(22,902)
Accumulated other comprehensive loss	(24,598)	(10,282)
Total Stoneridge Inc. shareholders' equity	153,765	149,753
Noncontrolling interest	41,423	44,081
Total shareholders' equity	195,188	193,834
Total liabilities and shareholders' equity	$603,604	$592,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net sales	$233,511	$219,256	$712,006	$715,788

Costs and expenses:
Cost of goods sold	179,992	168,018	539,538	545,753
Selling, general and administrative	42,814	44,623	139,646	149,954

Operating income	10,705	6,615	32,822	20,081

Interest expense, net	4,544	4,878	13,693	15,395
Equity in earnings of investees	(99)	(207)	(396)	(443)
Other (income) expense, net	(269)	972	178	3,375

Income before income taxes	6,529	972	19,347	1,754

Provision for income taxes	1,016	383	3,160	717

Net income	5,513	589	16,187	1,037

Net income (loss) attributable to noncontrolling interest	466	170	1,260	(1,703)

Net income attributable to Stoneridge, Inc.	$5,047	$419	$14,927	$2,740

Earnings per share attributable to Stoneridge, Inc.:
Basic	$0.19	$0.02	$0.56	$0.10
Diluted	$0.19	$0.02	$0.55	$0.10

Weighted-average shares outstanding:
Basic	26,692	26,430	26,663	26,358
Diluted	27,177	27,144	27,236	27,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012

Net income	$5,513	$589	$16,187	$1,037
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	167	1,018	(11,947)	(9,327)
Unrealized gain (loss) on derivatives	309	3,979	(2,369)	9,464
Other comprehensive income (loss), net of tax:	476	4,997	(14,316)	137
Consolidated comprehensive income	5,989	5,586	1,871	1,174
Income (loss) attributable to noncontrolling interest	466	170	1,260	(1,703)
Comprehensive income attributable to Stoneridge, Inc.	$5,523	$5,416	$611	$2,877

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30 (in thousands)	2013	2012

OPERATING ACTIVITIES:
Net income	$16,187	$1,037
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,706	21,632
Amortization, including accretion of debt discount	4,762	5,430
Deferred income taxes	(2,872)	(911)
Earnings of equity method investees	(396)	(443)
Loss (gain) on sale of fixed assets	44	(236)
Share-based compensation expense	4,142	3,583
Changes in operating assets and liabilities:
Accounts receivable, net	(11,918)	7,444
Inventories, net	(26,292)	8,579
Prepaid expenses and other	(2,492)	(1,106)
Accounts payable	10,672	(8,611)
Accrued expenses and other	8,901	3,631
Net cash provided by operating activities	22,444	40,029

INVESTING ACTIVITIES:
Capital expenditures	(18,522)	(20,243)
Proceeds from sale of fixed assets	94	490
Payment for additional interest in PST	-	(19,779)
Net cash used for investing activities	(18,428)	(39,532)

FINANCING ACTIVITIES:
Revolving credit facility borrowings	-	11,420
Revolving credit facility payments	(1,160)	(38,433)
Proceeds from issuance of other debt	21,574	21,315
Repayments of other debt	(22,262)	(37,973)
Other financing costs	-	(134)
Repurchase of Common Shares to satisfy employee tax withholding	(729)	(1,135)
Net cash used for financing activities	(2,577)	(44,940)

Effect of exchange rate changes on cash and cash equivalents	63	1,278
Net change in cash and cash equivalents	1,502	(43,165)
Cash and cash equivalents at beginning of period	44,555	78,731

Cash and cash equivalents at end of period	$46,057	$35,566

Supplemental disclosure of non-cash financing activities:
Change in fair value of interest rate swap	$(1,019)	$1,450
Issuance of Common Shares for acquisition of additional PST interest	$-	$10,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

(1) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Stoneridge, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the SEC's rules and regulations. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.

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

Inventory cost includes material, labor and overhead. Inventories consisted of the following:

	September 30,	December 31,
	2013	2012
Raw materials	$76,806	$64,340
Work-in-progress	16,355	13,621
Finished goods	25,815	18,071
Total inventories, net	$118,976	$96,032

Inventory valued using the FIFO method was $70,903 and $57,004 at September 30, 2013 and December 31, 2012, respectively. Inventory valued using the average cost method was $48,073 and $39,028 at September 30, 2013 and December 31, 2012, respectively.

(3) Financial Instruments and Fair Value Measurements

Financial Instruments

A financial instrument is cash or a contract that imposes an obligation to deliver, or conveys a right to receive cash or another financial instrument. The carrying values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. The estimated fair value of the Company's senior secured notes with a face value of $175,000 (fixed rate debt) at September 30, 2013 and December 31, 2012 was $190,313 and $188,895, respectively, and was determined using market quotes classified as Level 2 input within the fair value hierarchy.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

Derivative Instruments and Hedging Activities

On September 30, 2013, the Company had open foreign currency forward contracts, fixed price commodity contracts and an interest rate swap. These contracts are used solely for hedging and not for speculative purposes. Management believes that its use of these instruments to reduce risk is in the Company's best interest.  The counterparties to these financial instruments are financial institutions with investment grade credit ratings.

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

In certain instances, the foreign currency forward contracts do not qualify for hedge accounting or are not designated as hedges, and therefore are marked to market with gains and losses recognized in the Company's condensed consolidated statement of operations as a component of other (income) expense, net.

The Company's foreign currency forward contracts offset a portion of the gains and losses on the underlying foreign currency denominated transactions as follows:

Mexican peso-denominated Foreign Currency Forward Contracts – Cash Flow Hedge

The Company holds Mexican peso-denominated foreign currency forward contracts with underlying notional amounts at September 30, 2013 totaling $57,125 compared to $36,500 at December 31, 2012. These cash flow hedges expire ratably on a monthly basis as follows:

$12,125	Period from October 2013 through December 2013
$45,000	Period from January 2014 through December 2014

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

Euro-denominated and Swedish krona-denominated Foreign Currency Forward Contracts

As of September 30, 2013, the Company held a foreign currency forward contract with an underlying notional amount of $13,293 to reduce the exposure related to the Company's euro-denominated intercompany loans. This contract expires in December 2013. During 2012, the Company also held a foreign currency forward contract to reduce the exposure related to the Company's Swedish krona-denominated intercompany loan. This contract expired on November 30, 2012. The euro-denominated and Swedish krona-denominated foreign currency forward contracts were not designated as hedging instruments. For the three and nine months ended September 30, 2013 the Company recognized a loss of $489 and $404, respectively, in the condensed consolidated statement of operations as a component of other (income) expense, net related to the euro-denominated contracts. For the three and nine months ended September 30, 2012, the Company recognized a loss of $655 and $97, respectively, related to the euro-denominated and Swedish krona-denominated contracts.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

Commodity Price Risk - Cash Flow Hedge

Because copper is a significant raw material in certain products, the Company entered into fixed price commodity contracts with a financial institution to fix the cost of a portion of the Company's copper purchases to mitigate the risk of future price volatility and, consequently, reducing fluctuations in gross margins.

The Company has fixed price commodity contracts at September 30, 2013 with an aggregate notional amount of 1,937 pounds compared to an aggregate notional amount of 2,436 pounds at December 31, 2012. These cash flow hedges expire ratably on a monthly basis as follows:

763 pounds	Period from October 2013 through December 2013
1,174 pounds	Period from January 2014 through December 2014

All of these contracts represent a portion of the Company's forecasted copper purchases. These contracts were executed to hedge a portion of forecasted transactions and the contracts are accounted for as cash flow hedges. The unrealized gain or loss for the effective portion of these hedges is deferred and reported in the Company's condensed consolidated balance sheets as a component of accumulated other comprehensive loss while the ineffective portion is reported in the condensed consolidated statements of operations. The effectiveness of the transactions is measured on an ongoing basis using regression analysis and forecasted future copper purchases. Based upon the results of the regression analysis, the Company has concluded that these cash flow hedges are highly effective.

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

The Swap reduced interest expense by $222 and $241 for the three months ended September 30, 2013 and 2012, respectively, and by $644 and $634 for the nine months ended September 30, 2013 and 2012, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

The notional amounts and fair values of derivative instruments in the condensed consolidated balance sheets are as follows:

			Prepaid expenses and other
			current assets / other		Accrued expenses and other
	Notional amounts (A)		long-term assets		current liabilities
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2013	2012	2013	2012	2013	2012
Derivatives designated as hedging instruments:
Cash Flow Hedges:
Forward currency contracts	$57,125	$36,500	$-	$1,800	$122	$-
Fixed price commodity contracts	1,937	2,436	-	340	107	-

Fair Value Hedge:
Interest rate swap contract	$45,000	$45,000	1,193	2,212	-	-

Derivatives not designated as hedging instruments:
Forward currency contracts	$13,293	$12,643	-	-	14	191

(A)	Notional amounts represent the gross contract / notional amount of the derivatives outstanding. The fixed price commodity contract notional amounts are in pounds.

Amounts recorded for the cash flow hedges in other comprehensive income and in net income for the three months ended September 30, 2013 and 2012 are as follows:

	Gain (loss) recorded in other comprehensive income		Gain (loss) reclassified from other comprehensive income into net income
	2013	2012	2013	2012
Derivatives designated as cash flow hedges:
Forward currency contracts	$(83)	$2,301	$612	$(15)
Fixed price commodity contracts	635	889	(369)	(774)
Total derivatives designated as cash flow hedges	$552	$3,190	$243	$(789)

Amounts recorded for the cash flow hedges in other comprehensive income (loss) and in net income for the nine months ended September 30, 2013 and 2012 are as follows:

	Gain (loss) recorded in other comprehensive income (loss)		Gain (loss) reclassified from other comprehensive income (loss) into net income
	2013	2012	2013	2012
Derivatives designated as cash flow hedges:
Forward currency contracts	$228	$5,352	$2,150	$(515)
Fixed price commodity contracts	(1,099)	1,731	(652)	(1,866)
Total derivatives designated as cash flow hedges	$(871)	$7,083	$1,498	$(2,381)

Gains and losses reclassified from other comprehensive income (loss) into net income were recognized in cost of goods sold in the Company's condensed consolidated statements of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

The net deferred losses of $229 on the cash flow hedge derivatives will be reclassified from other comprehensive income (loss) to the condensed consolidated statements of operations through December 2014.  The Company has measured the ineffectiveness of the forward currency and commodity contracts and any amounts recognized in the condensed consolidated financial statements were immaterial for the three and nine months ended September 30, 2013 and 2012.

Fair Value Measurements

The following table presents our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the three levels of the fair value hierarchy based on the reliability of the inputs used.

	September 30,				December 31,
	2013				2012
	Fair values estimated using
		Level 1	Level 2	Level 3
	Fair value	inputs (A)	inputs (B)	inputs (C)	Fair value
Financial assets carried at fair value:
Interest rate swap contract	$1,193	$-	$1,193	$-	$2,212
Forward currency contracts	-	-	-	-	1,800
Fixed price commodity contracts	-	-	-		340

Total financial assets carried at fair value	$1,193	$-	$1,193	$-	$4,352

Financial liabilities carried at fair value:
Forward currency contracts	$136	$-	$136	$-	$191
Fixed price commodity contracts	107	-	107	-	-

Total financial liabilities carried at fair value	$243	$-	$243	$-	$191

(A)	Fair values estimated using Level 1 inputs, which consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. The Company did not have any fair value estimates using Level 1 inputs at September 30, 2013 or December 31, 2012.

(B)	Fair values estimated using Level 2 inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly and include among other things, quoted prices for similar assets or liabilities in markets that are active or inactive as well as inputs other than quoted prices that are observable. For forward currency, fixed price commodity and interest rate swap contracts, inputs include foreign currency exchange rates, commodity indexes and the six-month forward LIBOR.

(C)	Fair values estimated using Level 3 inputs consist of significant unobservable inputs. The Company did not have any fair value estimates using Level 3 inputs at September 30, 2013 or December 31, 2012.

(4) Share-Based Compensation

Total compensation expense for share-based compensation arrangements recognized in the condensed consolidated statements of operations as a component of selling, general and administrative expenses was $1,419 and $1,122 for the three months ended September 30, 2013 and 2012, respectively. Of these amounts, $59 and $(105) for the three months ended September 30, 2013 and 2012, respectively, were related to the Long-Term Cash Incentive Plan "Phantom Shares" discussed in Note 10. For the nine months ended September 30, 2013 and 2012, total compensation expense recognized in the condensed consolidated statements of operations for share-based compensation arrangements was $4,142 and $3,583, respectively. Of these amounts, $213 and $(35) for the nine months ended September 30, 2013 and 2012, respectively, were related to the Long-Term Cash Incentive Plan "Phantom Shares" discussed in Note 10.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

(5) Debt

			Weighted
			Average
	Principal Outstanding at		Interest as of
	September 30,	December 31,	September 30,
	2013	2012	2013	Maturity
Revolving Credit Facilities
Asset-based credit facility	$-	$-	N/A	Dec - 2016
BCS revolver	-	1,160	N/A	Feb - 2013
Total revolving credit facilities	$-	$1,160

Debt
Senior secured notes, net of discount and swap fair value adjustment (A)	$173,315	$173,916	9.50%	Oct - 2017
PST short-term notes	3,069	16,161	2.09%	Nov - 2013
PST long-term notes	18,078	8,155	4.00% - 5.50%	2014 - 2019
Suzhou note	1,470	1,445	7.00%	Feb - 2014
Other	730	559
Total debt	196,662	200,236
Less: current portion	(9,210)	(18,925)
Total long-term debt, net	$187,452	$181,311

(A)	Weighted average interest rate excludes the effect of the Company's interest rate swap and the accretion of debt discount.

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

The available borrowing capacity on the Credit Facility is based on eligible current assets, as defined. At September 30, 2013 and December 31, 2012, the Company had undrawn borrowing capacity of approximately $83,636 and $74,060, respectively. The Credit Facility contains financial performance covenants which would only constrain the Company’s borrowing capacity if our undrawn availability falls below $20,000. Other restrictions include limits on capital expenditures, operating leases, dividends and investment activities in negative covenants which limit investment activities to $15,000 minus certain guarantees and obligations.

The Company was in compliance with all Credit Facility covenants at September 30, 2013 and December 31, 2012.

On October 13, 2009, the Company's consolidated subsidiary, BCS, entered into a master revolving note (the "BCS Revolver"), subject to an annual renewal, which permitted borrowing up to a maximum level of $3,000. The BCS Revolver was paid off and the agreement was terminated in February 2013.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

Debt

On October 4, 2010, the Company issued $175,000 of senior secured notes which are included as a component of long-term debt, net on the condensed consolidated balance sheets. These senior secured notes bear interest at an annual rate of 9.5% and mature on October 15, 2017. The senior secured notes were issued to the original purchasers at a 2.5% discount for which the remaining balance at September 30, 2013 and December 31, 2012 was $2,878 and $3,296, respectively. The senior secured notes are redeemable in full, at the Company's option, beginning October 15, 2014 at 104.75%. Interest payments are payable on April 15 and October 15 of each year. The senior secured notes indenture limits the amount of the Company and its restricted subsidiaries' indebtedness, restricts certain payments and includes various other non-financial restrictive covenants. The senior secured notes are guaranteed by all of the Company's existing domestic restricted subsidiaries. All other restricted subsidiaries that may guarantee any indebtedness of the Company or the guarantors will also guarantee the senior secured notes. The Company was in compliance with all note covenants at September 30, 2013 and December 31, 2012.

Our consolidated subsidiary PST Eletrônica Ltda. ("PST") maintains several term notes used for working capital purposes including a new term loan (the "PST note") entered into on March 19, 2013 for 25,000 Brazilian real which had a U.S. dollar equivalent outstanding balance of $11,236 at September 30, 2013. The PST note matures on February 2, 2016 with interest payable monthly at a fixed interest rate of 5.5%. PST's other short-term and long-term notes also have fixed interest rates. Depending on the specific note, interest is payable either monthly or annually. The noncurrent portion of the PST long-term notes at September 30, 2013 is $14,032 and mature as follows: $1,717 in 2014, $6,854 in 2015, $2,131 in 2016 and $1,110 annually in 2017 through 2019. As of September 30, 2013 and December 31, 2012, PST was in compliance with all note covenants.

On August 29, 2012, the Company's wholly-owned subsidiary located in Suzhou, China entered into a term loan for 9,000 Chinese yuan which matured in August 2013. On August 21, 2013, the subsidiary entered into a new term loan for 9,000 Chinese yuan (the "Suzhou note"). The U.S. dollar equivalent outstanding loan balance was $1,470 and $1,445 at September 30, 2013 and December 31, 2012, respectively. The Suzhou note is included on the condensed consolidated balance sheets as a component of current portion of long-term debt. Interest is payable quarterly at 125.0% of the one-year lending rate published by The People's Bank of China.

The Company's wholly-owned subsidiary located in Stockholm, Sweden, has an overdraft credit line which allows overdrafts on the subsidiary's bank account up to a maximum level of 20,000 Swedish krona, or $3,111 and $3,075, at September 30, 2013 and December 31, 2012, respectively. At September 30, 2013 and December 31, 2012, there was no balance outstanding on this overdraft credit line.

(6) Net Income Per Share

Basic net income per share was computed by dividing net income by the weighted average number of Common Shares outstanding for each respective period. Diluted net income per share was calculated by dividing net income attributable to Stoneridge, Inc. by the weighted-average of all potentially dilutive Common Shares that were outstanding during the periods presented.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

Actual weighted-average Common Shares outstanding used in calculating basic and diluted net income per share were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

Basic weighted-average shares outstanding	26,691,996	26,430,300	26,663,335	26,358,285
Effect of dilutive shares	484,788	713,517	572,468	651,184
Diluted weighted-average shares outstanding	27,176,784	27,143,817	27,235,803	27,009,469

Options not included in the computation of diluted net income per share to purchase 20,000 and 64,000 Common Shares at an average price of $15.73 and $12.05 per share, respectively, were outstanding at September 30, 2013 and 2012, respectively. These outstanding options were not included in the computation of diluted net income per share because their respective exercise prices were greater than the average closing market price of Company Common Shares.

There were 663,750 and 635,850 performance-based restricted Common Shares outstanding at September 30, 2013 and 2012, respectively. Substantially all of these performance-based restricted Common Shares were not included in the computation of diluted net income per share because the performance-based vesting conditions have not been achieved as of September 30, 2013 and 2012. These performance-based restricted Common Shares may or may not become dilutive based on the Company's ability to meet or exceed future performance targets.

(7) Changes in Accumulated Other Comprehensive Loss by Component

Changes in accumulated other comprehensive loss for the three months ended September 30, 2013 and 2012 were as follows:

			Post
	Foreign	Unrealized	employment
	currency	gain (loss)	benefit
	translation	on derivatives	liability	Total
Balance at July 1, 2013	$(24,524)	$(538)	$(12)	$(25,074)

Other comprehensive income before reclassifications	167	552	-	719
Amounts reclassified from accumulated other comprehensive loss	-	243	-	243
Net other comprehensive income, net of tax	167	309	-	476

Balance at September 30, 2013	$(24,357)	$(229)	$(12)	$(24,598)

Balance at July 1, 2012	$(12,253)	$(2,237)	$15	$(14,475)

Other comprehensive income before reclassifications	1,018	3,190	-	4,208
Amounts reclassified from accumulated other comprehensive loss	-	(789)	-	(789)
Net other comprehensive income, net of tax	1,018	3,979	-	4,997

Balance at September 30, 2012	$(11,235)	$1,742	$15	$(9,478)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

Changes in accumulated other comprehensive loss for the nine months ended September 30, 2013 and 2012 were as follows:

			Post
	Foreign	Unrealized	employment
	currency	gain (loss)	benefit
	translation	on derivatives	liability	Total
Balance at January 1, 2013	$(12,410)	$2,140	$(12)	$(10,282)

Other comprehensive loss before reclassifications	(11,947)	(871)	-	(12,818)
Amounts reclassified from accumulated other comprehensive loss	-	1,498	-	1,498
Net other comprehensive loss, net of tax	(11,947)	(2,369)	-	(14,316)

Balance at September 30, 2013	$(24,357)	$(229)	$(12)	$(24,598)

Balance at January 1, 2012	$(1,908)	$(7,722)	$15	$(9,615)

Other comprehensive income (loss) before reclassifications	(9,327)	7,083	-	(2,244)
Amounts reclassified from accumulated other comprehensive loss	-	(2,381)	-	(2,381)
Net other comprehensive income (loss), net of tax	(9,327)	9,464	-	137

Balance at September 30, 2012	$(11,235)	$1,742	$15	$(9,478)

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

In connection with the Electronics segment restructuring initiative, the Company recorded lease related restructuring charges during the three months ended September 30, 2013 and 2012 of $116 and $90, respectively, as part of selling, general and administrative expense. For the nine months ended September 30, 2013 and 2012, the Company recorded $348 and $160, respectively, related to this restructuring initiative. At September 30, 2013 and December 31, 2012, the only remaining restructuring related accrual pertains to the cancelled property lease in Mitcheldean, United Kingdom, for which the Company has accrued $762 and $765, respectively, on the condensed consolidated balance sheets of which $417 and $419, respectively, is a component of other long-term liabilities.

In response to a change in customer demand, the PST segment incurred business realignment charges of $0 and $1,646 for the three and nine months ended September 30, 2012, respectively, of which $0 and $729, respectively, was recorded in cost of goods sold with the remainder recorded in selling, general and administrative expenses. The charges consisted primarily of severance costs related to workforce reductions. The PST segment had no business realignment charges during the three and nine months ended September 30, 2013.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

(9)  Commitments and Contingencies

In the ordinary course of business, the Company is involved in various legal proceedings, workers' compensation and product liability disputes. The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse affect on the results of operations, cash flows or the financial position of the Company.

As a result of environmental studies performed at the Company's former facility located in Sarasota, Florida, the Company became aware of soil and groundwater contamination at the Company site. The Company engaged an environmental engineering consultant to assess the level of contamination and to develop a remediation and monitoring plan for the site. Soil remediation at the site was completed during the year ended December 31, 2010. Groundwater remediation at the site is expected to begin by the end of 2013, upon state regulatory approval of a remedial action plan. During the three and nine months ended September 30, 2013 and 2012, environmental remediation costs incurred were immaterial. At September 30, 2013 and December 31, 2012, the Company had accrued an undiscounted liability of $1,340 related to future remediation. At September 30, 2013 and December 31, 2012, $733 was recorded as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets while the remaining amounts were recorded as a component of other long-term liabilities. A majority of the costs associated with the recorded liability will be incurred at the start of the groundwater remediation, with the balance relating to monitoring costs to be incurred over multiple years. The recorded liability is based on assumptions of the proposed remedial action plan. In December 2011, the Company sold the Sarasota facility and related property. However, the liability to remediate the site contamination remains the responsibility of the Company. Due to the ongoing site remediation, the closing terms of the sale agreement included a requirement for the Company to maintain a $2,000 letter of credit for the benefit of the buyer.

On May 24, 2013, the State Revenue Services of São Paulo issued a tax deficiency notice against PST, our 74% owned consolidated subsidiary, claiming that the vehicle tracking and monitoring services it provides should be classified as communication services, and therefore subject to the State Value Added Tax – ICMS. The State Revenue Services assessment imposed the 25.0% ICMS tax on all revenues of PST related to the vehicle tracking and monitoring services during the period from January 2009 through December 2010. The Brazilian real (“R$”) and U.S. dollar equivalent (“$”) of the aggregate tax assessment is approximately R$92,500 ($41,500) which is comprised of Value Added Tax – ICMS of R$13,200 ($5,900), interest of R$11,400 ($5,100) and penalties of R$67,900 ($30,500).

The Company’s vehicle tracking and monitoring services are non-communication services, as defined under Brazilian tax law, subject to the municipal ISS tax, not communication services subject to state ICMS tax as claimed by the State Revenue Services of São Paulo. PST has, and will continue to collect the municipal ISS tax on the vehicle tracking and monitoring services in compliance with Brazilian tax law and will defend its tax position. PST has received a legal opinion that the merits of the case are favorable to PST, determining among other things that the imposition on the subsidiary of the State ICMS by the State Revenue Services of São Paulo is not in accordance with the Brazilian tax code. Management believes, based on the legal opinion of PST’s Brazilian legal counsel and the results of the Brazil Administrative Court's ruling in favor of another vehicle tracking and monitoring company related to the tax deficiency notice it received, the likelihood of loss is not probable although it may take years to resolve.  As a result of the above, as of September 30, 2013, no accrual has been recorded with respect to the tax assessment.  An unfavorable judgment on this issue for the years assessed and for subsequent years could result in significant costs to PST and adversely affect its results of operations.

In addition, PST has civil, labor and other tax contingencies for which the likelihood of loss is deemed to be reasonably possible, but not probable, by its legal advisors, and, therefore, no accrual has been recorded. Such contingencies amounted to $11,598 and $11,925 at September 30, 2013 and December 31, 2012.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

Product Warranty and Recall

Amounts accrued for product warranty and recall claims are established based on the Company's best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet dates. These accruals are based on several factors including past experience, production changes, industry developments and various other considerations. The Company can provide no assurances that it will not experience material claims in the future or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued or beyond what the Company may recover from its suppliers. The current portion of product warranty and recall is included as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets. Product warranty and recall included $249 and $494 of a long-term liability at September 30, 2013 and December 31, 2012, respectively, which is included as a component of other long-term liabilities on the condensed consolidated balance sheets.

The following provides a reconciliation of changes in product warranty and recall liability:

Nine months ended September 30	2013	2012
Product warranty and recall at beginning of period	$6,107	$5,301
Accruals for products shipped during period	3,681	1,501
Aggregate changes in pre-existing liabilities due to claim developments	1,527	693
Settlements made during the period (in cash or in kind)	(4,835)	(1,661)
Product warranty and recall at end of period	$6,480	$5,834

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

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

The 2013 awards under the LTCIP provided recipients with the right to receive an amount of cash equal to the fair market value of a specific number of Phantom Shares three years from the date of grant depending on the Company's actual earnings per share performance for each fiscal year of 2013, 2014, and 2015 within the performance period. The Company records an accrual for awards to be paid in the period earned based on anticipated achievement of the performance goal. If the participant voluntarily terminates employment or is discharged for cause, as defined in the LTCIP, the award is forfeited. The LTCIP accrual at September 30, 2013 for the 2013 awards was $60.

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

The Company recognized a provision for income taxes of $1,016, or 15.6% and $383, or 39.4% of income before income taxes, for federal, state and foreign income taxes for the three months ended September 30, 2013 and 2012, respectively. The increase in the tax provision was primarily due to higher income before income taxes in the current period compared to the same period for 2012. The decrease in the effective tax rate for the three months ended September 30, 2013 compared to the same period for 2012 was primarily attributable to the improved performance of PST and our European operations, which was partially offset by a decline in the performance of our North American operations.

The Company recognized a provision for income taxes of $3,160, or 16.3% and $717, or 40.9% of income before income taxes, for federal, state and foreign income taxes for the nine months ended September 30, 2013 and 2012, respectively. The increase in the tax provision was primarily due to higher income before income taxes compared to the same period in 2012. The decrease in the effective tax rate for the nine months ended September 30, 2013 compared to the same period for 2012 was primarily attributable to the improved performance of PST and our European operations, which was partially offset by a decline in the performance of our North American operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

A summary of financial information by reportable segment is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Net Sales:
Electronics	$44,869	$37,808	$138,073	$122,740
Inter-segment sales	10,333	11,086	32,048	40,314
Electronics net sales	55,202	48,894	170,121	163,054

Wiring	71,955	72,871	221,755	253,346
Inter-segment sales	2,041	857	5,842	2,962
Wiring net sales	73,996	73,728	227,597	256,308

Control Devices	73,061	64,803	219,408	203,763
Inter-segment sales	775	1,252	2,345	3,231
Control Devices net sales	73,836	66,055	221,753	206,994

PST	43,626	43,774	132,770	135,939
Inter-segment sales	-	-	-	-
PST net sales	43,626	43,774	132,770	135,939

Eliminations	(13,149)	(13,195)	(40,235)	(46,507)
Total net sales	$233,511	$219,256	$712,006	$715,788
Income (Loss) Before Income Taxes:
Electronics	$4,519	$2,109	$12,214	$7,980
Wiring	(3,594)	(1,822)	(5,564)	1,351
Control Devices	6,988	2,779	20,868	10,680
PST	2,090	1,109	5,112	(7,347)
Other corporate activities	489	715	(1,377)	954
Corporate interest expense	(3,963)	(3,918)	(11,906)	(11,864)
Total income before income taxes	$6,529	$972	$19,347	$1,754
Depreciation and Amortization:
Electronics	$1,145	$1,125	$3,666	$3,280
Wiring	1,199	1,268	3,606	3,800
Control Devices	2,429	2,375	7,434	7,123
PST	3,409	3,983	10,895	12,060
Corporate	44	46	138	141
Total depreciation and amortization (A)	$8,226	$8,797	$25,739	$26,404
Interest Expense, net:
Electronics	$197	$346	$570	$1,132
Wiring	49	43	244	116
Control Devices	58	55	137	169
PST	277	516	836	2,114
Corporate	3,963	3,918	11,906	11,864
Total interest expense, net	$4,544	$4,878	$13,693	$15,395
Capital Expenditures:
Electronics	$1,381	$461	$2,369	$1,927
Wiring	1,261	818	2,765	2,304
Control Devices	3,164	2,164	8,061	6,196
PST	1,908	2,203	5,000	7,609
Corporate	107	227	327	2,207
Total capital expenditures	$7,821	$5,873	$18,522	$20,243

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

	September 30,	December 31,
	2013	2012
Total Assets:
Electronics	$97,908	$84,772
Wiring	108,990	99,755
Control Devices	114,802	100,351
PST	250,517	267,687
Corporate (B)	301,682	308,969
Eliminations	(270,295)	(268,843)
Total assets	$603,604	$592,691

(A)	These amounts represent depreciation and amortization on property, plant and equipment and certain intangible assets.
(B)	Assets located at Corporate consist primarily of cash, intercompany loan receivables, equity investments and investments in subsidiaries.

The following table presents net sales and long-term assets for each of the geographic areas in which the Company operates:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Net Sales:
North America	$148,805	$141,932	$453,270	$471,270
South America	43,626	43,774	132,770	135,939
Europe and Other	41,080	33,550	125,966	108,579
Total net sales	$233,511	$219,256	$712,006	$715,788

	September 30,	December 31,
	2013	2012
Long-term Assets:
North America	$80,024	$82,777
South America	164,058	185,109
Europe and Other	13,792	13,751
Total long-term assets	$257,874	$281,637

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

(13) Investments

Minda Stoneridge Instruments Ltd.

The Minda Stoneridge Instruments Ltd. ("Minda") joint venture at September 30, 2013 is an unconsolidated joint venture and is accounted for under the equity method of accounting. The Company has a 49% interest in Minda, a company based in India that manufactures electronics, instrumentation equipment and sensors primarily for the motorcycle and commercial vehicle market. The Company's investment in Minda recorded as a component of investments and other long-term assets, net on the condensed consolidated balance sheets, was $5,817 and $6,215 at September 30, 2013 and December 31, 2012, respectively. Equity in earnings of Minda included in the condensed consolidated statements of operations was $99 and $207, for the three months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013 and 2012, equity in earnings of Minda was $396 and $443, respectively.

PST Eletrônica Ltda.

The Company had a 74% controlling interest in PST for the three and nine months ended September 30, 2013 and 2012. Noncontrolling interest in PST decreased by $2,653 to $41,243 at September 30, 2013 due to a change in foreign currency translation of $3,706 and a dividend of $211 partially offset by a proportionate share of its net income of $1,264 for the nine months ended September 30, 2013. Comprehensive income related to the PST noncontrolling interest was $214 and $85 for the three months ended September 30, 2013 and 2012, respectively. Comprehensive loss related to the PST noncontrolling interest was $2,442 and $4,893 for the nine months ended September 30, 2013 and 2012, respectively.

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

Wiring

This segment includes results of operations that produce electrical power and signal distribution systems, primarily wiring harnesses and connectors and assembles instrument panels.

Control Devices

This segment includes results of operations that manufacture sensors, switches, valves and actuators.

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

Third Quarter Overview

Stoneridge, Inc. had net income of $5.0 million, or $0.19 per diluted share for the third quarter of 2013, a $4.6 million, or $0.17 per diluted share increase from $0.4 million, or $0.02 per diluted share for the third quarter of 2012.

The increase in third quarter 2013 earnings compared to the third quarter of 2012 was primarily due to increased sales in our diversified served markets, a favorable change in mix of products sold, lower selling, general and administrative (“SG&A”) expenses, lower interest expense and less unfavorable currency losses on transactions denominated in a currency other than the functional currency of our subsidiaries.

Net sales increased by $9.7 million from increased production volumes and sales of new products in the North American automotive vehicle market and $6.3 million from higher sales to our European commercial vehicle customers. These net sales increases were partially offset by decreased sales volume to a North American commercial vehicle customer and the negative impact of unfavorable changes in foreign currency exchange rates, primarily related to PST, of approximately $4.7 million during the third quarter of 2013 when compared to the third quarter of 2012.

At September 30, 2013 and December 31, 2012, we maintained a cash and cash equivalents balance of $46.1 million and $44.6 million, respectively. As discussed in Note 5 to the condensed consolidated financial statements, at September 30, 2013 and December 31, 2012, we had no borrowings outstanding on our asset-based credit facility (the “Credit Facility”). We had undrawn borrowing capacity on the Credit Facility of $83.6 million and $74.1 million at September 30, 2013 and December 31, 2012, respectively.

Outlook

The North American commercial vehicle market weakened in the second half of 2012. The market continued to show weakness in the first nine months of 2013 which we expect will continue in the fourth quarter of 2013. If actual production is lower than forecasted it will negatively affect our Wiring and Electronics segments.

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

The European commercial vehicle market is expected to continue to improve in the fourth quarter of 2013. However, if actual production is lower than forecasted, it will negatively affect our Electronics segment.

Agricultural vehicle production decreased for the first half of of 2013 when compared to the first half of 2012 which unfavorably affected our Wiring segment. However, production increased in the third quarter of 2013. If production is lower than forecast it will negatively affect our Wiring segment.

Third quarter revenues of our PST segment increased in local Brazilian currency compared to the same period in 2012 which we believe will continue in the fourth quarter of 2013. However, any weakening of the Brazilian economy will have a negative effect on our results.

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

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

					Dollar
					increase /
Three months ended September 30	2013		2012		(decrease)
Net sales	$233,511	100.0%	$219,256	100.0%	$14,255
Costs and expenses:
Cost of goods sold	179,992	77.1	168,018	76.6	11,974
Selling, general and administrative	42,814	18.3	44,623	20.4	(1,809)
Operating income	10,705	4.6	6,615	3.0	4,090
Interest expense, net	4,544	1.9	4,878	2.2	(334)
Equity in earnings of investees	(99)	-	(207)	(0.1)	108
Other (income) expense, net	(269)	(0.1)	972	0.4	(1,241)
Income before income taxes	6,529	2.8	972	0.5	5,557
Provision for income taxes	1,016	0.4	383	0.2	633
Net income	5,513	2.4	589	0.3	4,924
Net income attributable to noncontrolling interest	466	0.2	170	0.1	296
Net income attributable to Stoneridge, Inc.	$5,047	2.2%	$419	0.2%	$4,628

Net Sales. Net sales for our reportable segments, excluding inter-segment sales, are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Three months ended September 30	2013		2012		(decrease)	(decrease)
Electronics	$44,869	19.2%	$37,808	17.2%	$7,061	18.7%
Wiring	71,955	30.8	72,871	33.2	(916)	(1.3)%
Control Devices	73,061	31.3	64,803	29.6	8,258	12.7%
PST	43,626	18.7	43,774	20.0	(148)	(0.3)%
Total net sales	$233,511	100.0%	$219,256	100.0%	$14,255	6.5%

Our Electronics segment net sales increased primarily due to a $6.3 million increase in sales of our European commercial vehicle products resulting from higher volume and new product sales.  Also, the Electronics segment net sales were favorably affected by foreign currency fluctuations of approximately $0.8 million for the third quarter of 2013 when compared to the third quarter of 2012.

Our Wiring segment sales decreased due to volume decreases in our commercial vehicle products of $3.5 million primarily related to the loss of market share by a significant customer, which were partially offset by volume increases to our agricultural customers of $2.3 million.

Our Control Devices segment sales increased due to higher volume and new products primarily in our North American automotive vehicle market of $9.0 million during the third quarter of 2013 when compared to the third quarter of 2012.

Our PST segment sales decreased slightly despite a 12.5% sales increase in local Brazilian currency due to an unfavorable change in foreign currency translation of approximately $5.6 million, which reduced sales by 12.8%.

Net sales by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Three months ended September 30	2013		2012		(decrease)	(decrease)
North America	$148,805	63.7%	$141,932	64.7%	$6,873	4.8%
South America	43,626	18.7	43,774	20.0	(148)	(0.3)%
Europe and Other	41,080	17.6	33,550	15.3	7,530	22.4%
Total net sales	$233,511	100.0%	$219,256	100.0%	$14,255	6.5%

The North American geographic location consists of the results of our operations in the United States and Mexico.

The increase in North American net sales was primarily attributable to increased sales volume in our North American automotive vehicle market of $9.7 million which was partially offset by lower North American commercial vehicle sales of approximately $3.6 million. Our slight decrease in net sales in South America was primarily due to an unfavorable foreign currency translation which more than offset the higher sales volume. Our increase in net sales in Europe and Other was primarily due to increased sales of European commercial vehicle market products of $6.3 million and favorable foreign currency fluctuations.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased by 7.1% primarily due to a 6.5% increase in sales and was benefited by a favorable change in mix of products sold and lower material costs. Our material cost as a percentage of net sales improved to 51.9% for the third quarter of 2013 compared to 52.2% for the third quarter of 2012. Our gross margin decreased to 22.9% for the third quarter of 2013 compared to 23.4% for the third quarter of 2012 primarily due to higher labor costs in response to higher customer forecasted demand for which actual sales did not occur and higher premium freight, which were partially offset by lower material costs.

Our Electronics segment gross margin increased primarily due to an 18.7% increase in sales and benefited by a favorable change in mix of products sold.

Our Wiring segment gross margin declined due to increased labor costs in response to higher customer forecasted demand for which actual sales did not occur and an increase in premium freight, which were partially offset by lower raw material costs.

Our Control Devices segment gross margin increased due to a 12.7% increase in sales and a favorable change in mix of products sold. In addition, material costs were favorably impacted by lower component costs.

Our PST segment gross margin declined slightly due to unfavorable change in mix of products sold, an increase in component costs and an unfavorable foreign currency translation.

Selling, General and Administrative Expenses. SG&A expenses decreased by $1.8 million for the third quarter of 2013 compared to the prior year third quarter due to decreases in sales, general and administrative costs of $2.3 million which was offset by an increase product development expenses.

Interest Expense, net. Interest expense, net decreased by $0.3 million during the third quarter of 2013 when compared to the prior year third quarter primarily from reduced interest on our PST term notes and revolving credit facilities due to lower average outstanding loan balances.

Equity in Earnings of Investees. Equity earnings for Minda was $0.1 million for the third quarter of 2013 compared to $0.2 million for the third quarter of 2012.

Other (Income) Expense, net. We record certain foreign currency transaction and forward currency hedge contract gains and losses as a component of other (income) expense, net on the condensed consolidated statement of operations. Our results for the three months ended September 30, 2013 were favorably affected by approximately $0.3 million while our results for the three months ended September 30, 2012 were unfavorably affected by approximately $0.9 million due to the volatility in certain foreign exchange rates. Most of the unfavorable foreign currency loss for the third quarter of 2012 was related to the translation of PST’s U.S. dollar-denominated debt.

Income Before Income Taxes. Income (loss) before income taxes is summarized in the following table by reportable segment (in thousands):

			Dollar	Percent
			increase /	increase /
Three months ended September 30	2013	2012	(decrease)	(decrease)
Electronics	$4,519	$2,109	$2,410	114.3%
Wiring	(3,594)	(1,822)	(1,772)	(97.3)%
Control Devices	6,988	2,779	4,209	151.5%
PST	2,090	1,109	981	88.5%
Other corporate activities	489	715	(226)	(31.6)%
Corporate interest expense	(3,963)	(3,918)	(45)	(1.1)%
Income before income taxes	$6,529	$972	$5,557	571.7%

Our Electronics segment income before income taxes increased primarily due to higher sales and favorable mix of products sold.

Our Wiring segment income before income taxes decreased primarily due to higher labor costs in response to higher customer forecasted demand for which actual sales did not occur and higher premium freight, which were partially offset by lower raw material costs.

Our Control Devices segment income before income taxes increased due to higher sales, a favorable change in mix of products sold and lower component costs.

Our PST segment increase in profitability is due to lower operating expenses, lower interest expense and a less unfavorable impact of the volatility in foreign exchange rates in the current quarter.

The decrease in income before income taxes from other corporate activities is primarily related to higher share-based compensation, partially offset by lower foreign currency losses.

Income before income taxes by geographic location is summarized in the following table (in thousands):

					Dollar	Percent
Three months ended September 30	2013		2012		increase	increase
North America	$710	10.9%	$(1,057)	(108.7)%	$1,767	167.2%
South America	2,090	32.0	1,109	114.1	981	88.5%
Europe and Other	3,729	57.1	920	94.6	2,809	305.3%
Income before income taxes	$6,529	100.0%	$972	100.0%	$5,557	571.7%

North American income before income taxes includes interest expense, net of approximately $3.9 million for each of the quarters ended September 30, 2013 and 2012, respectively.

Our North American results increased primarily as a result of increased sales in the North American automotive vehicle market, which were substantially offset by lower sales in our North American commercial vehicle market, higher labor costs in response to higher customer forecasted demand for which actual sales did not occur and higher premium freight costs in our Wiring segment during the third quarter of 2013 as compared to 2012. The increase in profitability in South America was primarily due to lower operating expenses, lower interest expense and a less unfavorable impact of volatility in foreign exchange rates. Our results in Europe and Other were favorably affected by our increased European commercial vehicle market sales during the current period.

Provision for Income Taxes. We recognized a provision for income taxes of $1.0 million, or 15.6% and $0.4 million, or 39.4% for federal, state and foreign income taxes for the third quarter of 2013 and 2012, respectively. The increase in the tax provision was primarily due to higher income before income taxes compared to the same period in 2012. The decrease in the effective tax rate for the three months ended September 30, 2013 compared to the same period for 2012 was primarily attributable to the impact of the improved performance of PST and our European operations which was partially offset by the decline in the performance of our North American operations.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

					Dollar
					increase /
Nine months ended September 30	2013		2012		(decrease)
Net sales	$712,006	100.0%	$715,788	100.0%	$(3,782)
Costs and expenses:
Cost of goods sold	539,538	75.8	545,753	76.2	(6,215)
Selling, general and administrative	139,646	19.6	149,954	20.9	(10,308)
Operating income	32,822	4.6	20,081	2.9	12,741
Interest expense, net	13,693	1.9	15,395	2.2	(1,702)
Equity in earnings of investees	(396)	-	(443)	(0.1)	47
Other expense, net	178	-	3,375	0.5	(3,197)
Income before income taxes	19,347	2.7	1,754	0.3	17,593
Provision for income taxes	3,160	0.4	717	0.1	2,443
Net income	16,187	2.3	1,037	0.2	15,150
Net income (loss) attributable to noncontrolling interest	1,260	0.2	(1,703)	(0.2)	2,963
Net income attributable to Stoneridge, Inc.	$14,927	2.1%	$2,740	0.4%	$12,187

Net Sales. Net sales for our reportable segments, excluding inter-segment sales are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Nine months ended September 30	2013		2012		(decrease)	(decrease)
Electronics	$138,073	19.4%	$122,740	17.1%	$15,333	12.5%
Wiring	221,755	31.1	253,346	35.4	(31,591)	(12.5)%
Control Devices	219,408	30.8	203,763	28.5	15,645	7.7%
PST	132,770	18.7	135,939	19.0	(3,169)	(2.3)%
Total net sales	$712,006	100.0%	$715,788	100.0%	$(3,782)	(0.5)%

Our Electronics segment net sales increased primarily due to a $15.7 million increase in sales of our European commercial vehicle products resulting from higher volume and new product sales. Also, the Electronics segment net sales were favorably affected by foreign currency fluctuations of approximately $3.5 million for the first nine months of 2013 when compared to the first nine months of 2012, which was partially offset by a volume decrease in North American commercial vehicle products of $1.2 million.

Our Wiring segment sales decreased due to volume decreases in our commercial vehicle products of $30.4 million primarily related to a significant customer.

Our Control Devices segment sales increased due to higher volume and new products primarily in our North American automotive vehicle market of $20.1 million during the first nine months of 2013 when compared to the first nine months of 2012. This increase was partially offset by a volume decrease in commercial vehicle products of $2.2 million.

Our PST segment sales decreased from the first nine months of 2012 despite an 8.5% sales increase in local currency primarily due to an unfavorable change in foreign currency translation of approximately $14.7 million, which reduced sales by 10.8%.

Net sales by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Nine months ended September 30	2013		2012		(decrease)	(decrease)
North America	$453,270	63.7%	$471,270	65.8%	$(18,000)	(3.8)%
South America	132,770	18.7	135,939	19.0	(3,169)	(2.3)%
Europe and Other	125,966	17.6	108,579	15.2	17,387	16.0%
Total net sales	$712,006	100.0%	$715,788	100.0%	$(3,782)	(0.5)%

The decrease in North American net sales was primarily attributable to decreased sales in our North American commercial and agricultural vehicle markets of $33.0 million and $3.1 million, respectively, which were partially offset by higher North American automotive vehicle sales of $21.1 million. Our decrease in net sales in South America was primarily due to an unfavorable foreign currency translation which more than offset the sales volume increase. Our increase in net sales in Europe and Other was primarily due to increased sales of European commercial vehicle market products of $15.7 million and favorable foreign currency fluctuations.

Cost of Goods Sold and Gross Margin. Cost of goods sold decreased by 1.1% due to a 0.5% decrease in sales and lower component costs partially offset by higher labor costs in response to higher customer forecasted demand for which actual sales did not occur. Also, costs of goods sold was higher the first nine months of 2012 due to a $3.2 million inventory purchase accounting adjustment and $0.7 million in business realignment charges related to PST, neither of which recurred in the first nine months of 2013. As a result, our material cost as a percentage of net sales improved to 50.8% for the first nine months of 2013 compared to 53.2% for the first nine months of 2012. Our gross margin improved to 24.2% for the first nine months of 2013 compared to 23.8% for the first nine months of 2012.

Our Electronics segment gross margin increased primarily due to a 12.5% increase in sales and a favorable change in mix of products sold.

Our Wiring segment gross margin declined due to a 12.5% decrease in sales, higher labor costs in response to higher customer forecasted demand for which actual sales did not occur and an increase in premium freight, which were partially offset by lower raw material costs.

Our Control Devices segment gross margin increased due to a 7.7% increase in sales and a favorable change in mix of products sold. In addition, material costs were favorably impacted by lower component costs.

Our PST segment gross margin improved despite a 2.3% decrease in sales due to cost savings realized from a business realignment initiative that occurred in the second quarter of 2012. PST gross margin also improved due to a $3.2 million inventory purchase accounting adjustment and $0.7 million of business realignment charges in the first nine months of 2012, neither of which recurred in the first nine months of 2013.

Selling, General and Administrative Expenses. SG&A expenses decreased by $10.3 million for the first nine months of 2013 due to decreases in sales, general and administrative costs of $9.0 million and lower product development expenses of $1.3 million. Our PST segment benefited in 2013 from cost reductions resulting from 2012 business realignment activities. Also, PST incurred $0.9 million in business realignment charges in the first nine months of 2012.

Interest Expense, net. Interest expense, net decreased by $1.7 million during the first nine months of 2013 when compared to the same period in the prior year primarily from reduced interest on our PST term notes and revolving credit facilities due to lower average outstanding loan balances.

Equity in Earnings of Investees. Equity earnings for Minda were $0.4 million for the first nine months of 2012 and 2013.

Other Expense, net. Other expense, net was $0.2 million for the first nine months of 2013 compared to $3.4 million for the first nine months of 2012. We record certain foreign currency transaction and forward currency hedge contract gains and losses as a component of other expense, net on the condensed consolidated statement of operations. Our results for the first nine months of 2013 and 2012 were unfavorably affected by $0.8 million and $3.4 million, respectively, due to the volatility in certain foreign exchange rates. Most of the unfavorable foreign currency loss for the first nine months of 2012 was related to the translation of PST’s U.S. dollar-denominated debt. Also, our PST segment received $0.6 million of income in the first nine months of 2013 associated with deposits at a financial institution.

Income Before Income Taxes. Income before income taxes is summarized in the following table by reportable segment (in thousands):

			Dollar	Percent
			increase /	increase /
Nine months ended September 30	2013	2012	(decrease)	(decrease)
Electronics	$12,214	$7,980	$4,234	53.1%
Wiring	(5,564)	1,351	(6,915)	NM
Control Devices	20,868	10,680	10,188	95.4%
PST	5,112	(7,347)	12,459	NM
Other corporate activities	(1,377)	954	(2,331)	NM
Corporate interest expense	(11,906)	(11,864)	(42)	(0.4)%
Income before income taxes	$19,347	$1,754	$17,593	1,003.0%

NM – Not meaningful

Our Electronics segment income before income taxes increased due to higher sales and favorable change in mix of products sold.

Our Wiring segment decrease in income before income taxes was primarily due to lower sales combined with higher labor costs in response to higher customer forecasted demand for which actual sales did not occur and higher premium freight, which were partially offset by lower raw material costs.

Our Control Devices segment income before income taxes increased due to higher sales, a favorable change in mix of products sold and lower component costs.

Our PST segment income before income taxes increased despite the decline in sales due to lower operating costs, primarily SG&A expenses associated with the business realignment initiative that occurred in mid-2012, and lower interest expense. Also, PST income before income taxes was lower in the first nine months of 2012 due to a $3.2 million inventory purchase accounting adjustment and $1.6 million in business realignment charges, neither of which recurred in the first nine months of 2013. In addition, PST was less unfavorably impacted by the volatility in foreign exchange rates in the current year primarily related to its U.S dollar-denominated debt, the impact of which was $0.4 million and $2.8 million for the nine months ended September 30, 2013 and 2012, respectively.

The decrease in income before income taxes from other corporate activities is primarily related to higher share-based compensation expense and higher foreign currency losses.

Income before income taxes by geographic location is summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Nine months ended September 30	2013		2012		(decrease)	(decrease)
North America	$5,418	28.0%	$6,988	398.4%	$(1,570)	(22.5)%
South America	5,112	26.4	(7,347)	(418.9)	12,459	NM
Europe and Other	8,817	45.6	2,113	120.5	6,704	317.3%
Income before income taxes	$19,347	100.0%	$1,754	100.0%	$17,593	1,003.0%

North American income before income taxes includes interest expense, net of approximately $11.8 million and $11.7 million for the first nine months of 2013 and 2012, respectively.

Our North American results declined primarily as a result of decreased sales in our North American commercial vehicle market and higher labor costs in response to higher customer forecasted demand for which actual sales did not occur. These were partially offset by higher sales in our North American automotive vehicle market and lower SG&A expenses during the first nine months of 2013 as compared to 2012. The increase in profitability in South America was primarily due to higher sales in local currency, lower operating costs associated with the business realignment initiative that occurred in mid-2012, lower interest expense and lower cost of sales related to an inventory purchase accounting adjustment and business realignment charges in the first nine months of 2012 and lower foreign currency losses. Our results in Europe and Other were favorably affected by our increased European commercial vehicle market sales during the current period.

Provision for Income Taxes. We recognized a provision for income taxes of $3.2 million, or 16.3% and $0.7 million, or 40.9% of income before income taxes for federal, state and foreign income taxes for the first nine months of 2013 and 2012, respectively. The increase in the tax provision was primarily due to higher income before income taxes compared to the same period in 2012. The decrease in the effective tax rate for the nine months ended September 30, 2013 compared to the same period for 2012 was primarily attributable to the impact of the improved performance of PST and our European operations which was partially offset by the decline in the performance of our North American operations.

Liquidity and Capital Resources

Summary of Cash Flows (in thousands):

			Dollar
			increase /
Nine months ended September 30	2013	2012	(decrease)
Net cash provided by (used for):
Operating activities	$22,444	$40,029	$(17,585)
Investing activities	(18,428)	(39,532)	21,104
Financing activities	(2,577)	(44,940)	42,363
Effect of exchange rate changes on cash and cash equivalents	63	1,278	(1,215)
Net change in cash and cash equivalents	$1,502	$(43,165)	$44,667

The decrease in cash provided by operating activities for the first nine months of 2013 compared to the first nine months of 2012 was primarily due to maintaining higher working capital levels at our PST and Wiring segments which were attributable to production increases planned for the fourth quarter of 2013. Our receivable terms and collections rates have remained consistent between periods presented.  These uses of cash were partially offset by increases in accounts payable, accrued expenses and net income of $19.3 million, $5.3 million and $15.2 million, respectively, during the first nine months of 2013 compared to the first nine months of 2012.

The decrease in net cash used for investing activities for the first nine months of 2013 reflects a $1.7 million decrease in cash used for capital projects. The decrease also relates to a payment of $19.8 million in conjunction with the acquisition of a controlling interest in PST during the first nine months of 2012.

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

As outlined in Note 5 to our condensed consolidated financial statements, our Credit Facility permits borrowing up to a maximum level of $100.0 million. This facility provides us with lower borrowing rates and allows us the flexibility to refinance other outstanding debt. At September 30, 2013 and December 31, 2012, there were no borrowings outstanding. The available borrowing capacity on our Credit Facility is based on eligible current assets, as defined. At September 30, 2013, we had undrawn borrowing capacity of $83.6 million based on eligible current assets. The Credit Facility contains financial performance covenants which would only constrain our borrowing capacity if our undrawn availability falls below $20.0 million. However, restrictions do include limits on capital expenditures, operating leases, dividends and investment activities in a negative covenant which limits investment activities to $15.0 million minus certain guarantees and obligations. The Company was in compliance with all covenants at September 30, 2013. The covenants included in our Credit Facility to date have not and are not expected to limit our financing flexibility.

PST maintains several term loans used for working capital purposes including a new term loan entered into in March 2013 for 25,000 Brazilian reais whose U.S. dollar equivalent outstanding balance was $11.2 million at September 30, 2013. The new term loan matures on February 15, 2016 and interest is payable monthly at a fixed interest rate of 5.5%. At September 30, 2013, there was $21.1 million outstanding on these loans. Of the outstanding borrowings, $7.1 million is due in the next twelve months and is included on the September 30, 2013 condensed consolidated balance sheet as a component of current portion of long-term debt. The balance of $14.0 million is included on the September 30, 2013 condensed consolidated balance sheet as a component of long-term debt and is comprised of $1.7 million that matures in 2014, $6.9 million in 2015, $2.1 million in 2016 and annual maturities of approximately $1.1 million in 2017 through 2019. Depending on the specific loan, interest is payable either monthly or annually. The term loans due in the next twelve months have a fixed interest rate of 2.09%, while the long-term loans have a fixed interest rate of 4.0% to 5.5%. As of September 30, 2013 and December 31, 2012, PST was in compliance with all note covenants.

The term loan for our Suzhou, China subsidiary is in the amount of 9.0 million Chinese yuan, which U.S. dollar equivalent outstanding balance was approximately $1.5 million at September 30, 2013, and is included on the condensed consolidated balance sheet as a component of current portion long-term debt. The term loan matures in February 2014. Interest is payable monthly at the one-year lending rate published by The People's Bank of China multiplied by 125.0%. At September 30, 2013, the interest rate on the term loan was 7.0%.

The Company's wholly owned subsidiary located in Stockholm, Sweden, has an overdraft credit line which allows overdrafts on the subsidiary's bank account up to a maximum level of 20.0 million Swedish krona, or $3.1 million, at September 30, 2013. At September 30, 2013, there were no overdrafts on this credit line.

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

Our future results could be unfavorably affected by increased commodity prices, specifically copper. Copper prices fluctuated during 2012 and have continued to fluctuate in 2013. We entered into fixed price commodity contracts for a portion of our 2013 copper purchases and have a portion of our 2013 sales subject to copper surcharge billings which would mitigate a portion of raw material cost increases. Our 2013 results could also be adversely affected by unfavorable foreign currency exchange rates. We have significant foreign denominated transaction exposure in certain locations, especially in Brazil, Mexico and Sweden. We have entered into foreign currency forward contracts and maintain Mexican peso and euro-denominated cash balances to reduce our exposure related to foreign currency fluctuations.

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

At September 30, 2013, we had a cash and cash equivalents balance of approximately $46.1 million, of which $20.5 million was held domestically and $25.6 million was held in foreign locations. Our cash balance was not restricted at September 30, 2013.

Contingencies

On May 24, 2013, the State Revenue Services of São Paulo issued a tax deficiency notice against PST, our 74% owned consolidated subsidiary, claiming that the vehicle tracking and monitoring services it provides should be classified as communication services, and therefore subject to the State Value Added Tax – ICMS. The State Revenue Services assessment imposed the 25.0% ICMS tax on all revenues of PST related to the vehicle tracking and monitoring services during the period from January 2009 through December 2010. The Brazilian real (“R$”) and U.S. dollar equivalent (“$”) of the aggregate tax assessment is approximately R$92.5 million ($41.5 million) which is comprised of Value Added Tax – ICMS of R$13.2 million ($5.9 million), interest of R$11.4 million ($5.1 million) and penalties of R$67.9 million ($30.5 million).

The Company’s vehicle tracking and monitoring services are non-communication services, as defined under Brazilian tax law, subject to the municipal ISS tax, not communication services subject to state ICMS tax as claimed by the State Revenue Services of São Paulo. PST has, and will continue to collect the municipal ISS tax on the vehicle tracking and monitoring services in compliance with Brazilian tax law and will defend its tax position. PST has received a legal opinion that the merits of the case are favorable to PST, determining among other things that the imposition on the subsidiary of the State ICMS by the State Revenue Services of São Paulo is not in accordance with the Brazilian tax code.  Management believes, based on the legal opinion of PST’s Brazilian legal counsel and the results of the Brazil Administrative Court's ruling in favor of another vehicle tracking and monitoring company related to the tax deficiency notice it received, the likelihood of loss is not probable although it may take years to resolve.  As a result of the above, as of September 30, 2013, no accrual has been recorded with respect to the tax assessment.  An unfavorable judgment on this issue for the years assessed and for subsequent years could result in significant costs to PST and adversely affect its results of operations.

In addition, PST has civil, labor and other tax contingencies for which the likelihood of loss is deemed to be reasonably possible, but not probable, by its legal advisors, and, therefore, no accrual has been recorded. Such contingencies amounted to $11.6 million and $11.9 million at September 30, 2013 and December 31, 2012.

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

Information regarding other significant accounting policies is included in Note 2 to our consolidated financial statements in Item 8 of Part II of the Company’s 2012 Form 10-K.

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

Forward-Looking Statements

Portions of this report contain "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, our directors or officers with respect to, among other things, our (i) future product and facility expansion, (ii) acquisition strategy, (iii) investments and new product development, and (iv) growth opportunities related to awarded business. Forward-looking statements may be identified by the words "will," "may," "designed to," "believes," "plans," "expects," "continue," and similar words and expressions. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other factors:

•	the reduced purchases, loss or bankruptcy of a major customer;

•	the costs and timing of facility closures, business realignment, or similar actions;

•	a significant change in commercial, automotive, agricultural, motorcycle or off-highway vehicle production;

•	competitive market conditions and resulting effects on sales and pricing;

•	the impact on changes in foreign currency exchange rates on sales, costs and results, particularly the Brazilian real, Mexican peso and euro;

•	our ability to achieve cost reductions that offset or exceed certain customer-mandated selling price reductions;

•	a significant change in general economic conditions in any of the various countries in which we operate;

•	labor disruptions at our facilities or at any of our significant customers or suppliers;

•	the ability of our suppliers to supply us with parts and components at competitive prices on a timely basis;

•	the amount of our indebtedness and the restrictive covenants contained in the agreements governing our indebtedness, including our credit facility and the senior secured notes;

•	customer acceptance of new products;

•	capital availability or costs, including changes in interest rates or market perceptions;

•	the failure to achieve the successful integration of any acquired company or business; and

•	those items described in Part I, Item IA ("Risk Factors") of the Company's 2012 Form 10-K.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2013, an evaluation was performed under the supervision and with the participation of the Company's management, including the principal executive officer ("PEO") and principal financial officer ("PFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the PEO and PFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three months ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

STONERIDGE, INC.

Date: November 1, 2013	/s/ John C. Corey
John C. Corey
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2013	/s/ George E. Strickler
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

