Form 10-K
period 2013-12-31
STONERIDGE INC
filed 2014-03-07
CIK 1043337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

☐ Yes ☒ No

As of June 30, 2013, the aggregate market value of the registrant’s Common Shares held by non-affiliates of the registrant was approximately $299.5 million. The closing price of the Common Shares on June 30, 2013 as reported on the New York Stock Exchange was $11.64 per share. As of June 30, 2013, the number of Common Shares outstanding was 28,487,015.

The number of Common Shares outstanding as of February 28, 2014 was 28,329,697.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2014, into Part III, Items 10, 11, 12, 13 and 14.

PART I

Item 1. Business.

Overview

Founded in 1965, Stoneridge, Inc. (the “Company”) is a global designer and manufacturer of highly engineered electrical and electronic components, modules and systems for the commercial vehicle, automotive, agricultural, motorcycle and off-highway vehicle markets. Our products and systems are critical elements in the management of mechanical and electrical systems to improve overall vehicle performance, convenience and monitoring in areas such as emissions control, fuel efficiency, safety, security and infotainment. Our extensive footprint encompasses more than 25 locations in 15 countries and enables us to supply global and regional commercial vehicle, automotive, agricultural, motorcycle and off-highway vehicle manufacturers around the world.

Our custom-engineered products and systems are used to activate equipment and accessories, monitor and display vehicle performance and control, distribute electrical power and signals and provide vehicle security and convenience. Our product offerings consist of (i) vehicle instrumentation systems, (ii) vehicle management electronics, (iii) sensors, (iv) security alarms and vehicle tracking devices and monitoring services, (v) convenience accessories, (vi) power and signal distribution products and systems and (vii) application-specific switches and actuators. We supply the majority of our products, predominantly on a sole-source basis, to many of the world’s leading commercial vehicle and automotive original equipment manufacturers (“OEMs”), and select non-vehicle OEMs, as well as certain commercial vehicle and automotive tier one suppliers. These OEMs are increasingly utilizing electronic technology to comply with more stringent regulations (particularly emissions and safety) and to meet end-user demand for improved vehicle performance and greater convenience. As a result, per-vehicle electronic content has been increasing. Our technology and our partnership-oriented approach to product design and development enables us to develop next-generation products and to excel in the transition from mechanical-based components and systems to electrical and electronic components, modules and systems.

Segments and Products

We conduct our business in four reportable segments which are the same as our operating segments: Control Devices, Electronics, Wiring and PST.

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

PST. Our PST segment, which primarily serves the South American market, specializes in the design, manufacture and sale of electronic vehicle security alarms, convenience accessories, vehicle tracking devices and monitoring services and in-vehicle audio and video devices primarily for the automotive and motorcycle industry. This segment includes product lines such as alarms, convenience applications, vehicle monitoring and tracking devices and infotainment systems. These products improve the performance, safety and convenience features of our customers’ vehicles. PST sells its products through the aftermarket distribution channel, to factory authorized dealer installers, also referred to as original equipment services, direct to OEMs and through mass merchandisers.

The following table sets forth for the periods indicated, the percentage of net sales attributable to our reportable segments and product categories for the years ended December 31:

Segment	Product Category	2013	2012	2011
Control Devices	Sensors, switches, valves and actuators	31%	29%	33%
Electronics	Electronic instrumentation and information display products	20%	17%	24%
Wiring	Vehicle electrical power and distribution products and systems	30%	35%	43%
PST	Security alarms, vehicle tracking devices and monitoring services and convenience accessories	19%	19%	-%

Our products and systems are sold to numerous OEM and tier one supplier customers, in addition to aftermarket distributors and mass merchandisers, for use on many different vehicle platforms. We supply multiple parts to many of our principal OEM and tier one customers under requirements contracts for a particular vehicle model. These contracts range in duration from one year to the production life of the model, which commonly extends for three to seven years. The following table sets forth for the periods indicated, the percentage of net sales derived from our principle end markets:

Years ended December 31	2013	2012	2011
Commercial vehicle	39%	40%	53%
Automotive	24	22	27
Agricultural and other	18	19	20
Aftermarket distributors and mass merchandisers	19	19	-
Total	100%	100%	100%

For further information related to our reportable segments and financial information about geographic areas, see Note 12 to the consolidated financial statements.

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

Industry Cyclicality and Seasonality

The markets for products in our reportable segments have been cyclical. Because these products are used principally in the production of vehicles for the commercial, automotive, agricultural, motorcycle and off-highway markets, revenues, and therefore results of operations, are significantly dependent on the general state of the economy and other factors, like the impact of environmental regulations on our customers, which affect these markets. A decline in commercial, automotive, agricultural, motorcycle and off-highway vehicle production of our principal customers could adversely impact the Company. Seasonality has some impact on the operations of our Electronics, Wiring and Control Devices segments. The demand for our PST segment consumer products is typically higher in the second half of the year, the fourth quarter in particular.

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

The following table presents our principal customers, as a percentage of net sales:

Years ended December 31	2013	2012	2011
Deere & Company	14%	13%	15%
Navistar International Corporation	13	18	24
Ford Motor Company	7	5	6
Scania Group	6	4	5
Daimler	5	4	5
General Motors Company	4	4	5
Other	51	52	40
Total	100%	100%	100%

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

Wiring. Our primary competitors include Commercial Vehicle Group, Delphi Automotive PLC, Leoni, Nexans SA and PKC Group.

PST. Our primary competitors include Autolift, Autotrac, Brose, Car System, Graber, Ituran, M. Magneti Marelli S.p.A., Quantum, Olimpus, Sascar, Segma, Sistec, Techcar and Tragial.

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

Our development work is largely performed on a decentralized basis. We have engineering and product development departments organized by market. To ensure knowledge sharing among decentralized development efforts, we have instituted a number of mechanisms and practices whereby innovation and best practices are shared. The decentralized product development operations are complimented by larger technology groups in Canton, Massachusetts; Lexington, Ohio; Stockholm, Sweden; Pune, India; Manaus, Brazil; and São Paulo, Brazil. In addition, during 2010 we opened a product development center in Shanghai, China, to focus on the developing Chinese market.

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

We have further strengthened our electrical engineering competencies through investment in equipment such as (i) automotive electro-magnetic compliance test chambers, (ii) programmable automotive and commercial vehicle transient generators, (iii) circuit simulators and (iv) other environmental test equipment. Additional investment in 3-D printing product machining equipment has allowed us to fabricate new product samples in a fraction of the time required historically. Our product development and validation efforts are supported by full service, on-site test labs at most manufacturing facilities, thus enabling cross-functional engineering teams to optimize the product, process and system performance before tooling initiation.

We have invested, and will continue to invest in technology to develop new products for our customers. Product development costs incurred in connection with the development of new products and manufacturing methods, to the extent not recoverable from the customer, are charged to selling, general and administrative expenses, as incurred. Such costs amounted to approximately $45.3 million, $44.8 million and $35.3 million for 2013, 2012 and 2011, respectively, or 4.8%, 4.8% and 4.6% of net sales for these periods.

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

Employees

As of December 31, 2013, we had approximately 9,300 employees, approximately 3,400 of whom were salaried and the balance of whom were paid on an hourly basis. Although we have no collective bargaining agreements covering U.S. employees, certain employees located in Brazil, Estonia, France, Mexico, Spain, Sweden, and the United Kingdom either (i) are represented by a union and are covered by a collective bargaining agreement or (ii) are covered by works council or other employment arrangements required by law. We believe that relations with our employees are good.

Equity Investments and Joint Ventures

We make equity investments and form joint ventures in order to achieve several strategic objectives, including (i) diversifying our business by expanding in high-growth regions, (ii) employing complementary design processes, growth technologies and intellectual capital and (iii) realizing cost savings from combined sourcing. We had a joint venture in Brazil, PST Eletrônica Ltda. (“PST”), which is now a consolidated subsidiary, and have an equity investment in India, Minda Stoneridge Instruments Ltd. (“Minda”), and continue to explore similar business opportunities in other global markets. As of and for the years ended December 31, 2013 and 2012, our controlling interest in PST was 74% and our interest in Minda was 49%.

We entered into our PST joint venture in October 1997, acquiring a 50% interest. On December 31, 2011, we acquired an additional 24% interest. Prior to the acquisition of the additional interest, PST was accounted for using the equity method of accounting. Subsequent to the acquisition of controlling interest, PST became a consolidated subsidiary of the Company. We entered into our Minda joint venture in August 2004, this investment is accounted for using the equity method of accounting.

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

Our equity investments and joint ventures have contributed positively to our financial results in 2013, 2012 and 2011. Equity earnings are summarized in the following table (in thousands):

Years ended December 31	2013	2012	2011
PST (A)	$-	$-	$8,805
Minda	476	760	1,229
Total equity earnings of investees	$476	$760	$10,034

(A)	We recognized no equity earnings in PST in 2013 or 2012 as its financial results were consolidated based on our acquisition of controlling interest on December 31, 2011.

Executive Officers of the Company

Each executive officer of the Company serves the Board of Directors at its pleasure. The Board of Directors appoints corporate officers annually. The executive officers for reporting purposes under the Securities and Exchange Act of 1934, as amended, of the Company are as follows:

Name	Age	Position
John C. Corey	66	President, Chief Executive Officer and Director
George E. Strickler	66	Executive Vice President, Chief Financial Officer and Treasurer
Richard P. Adante	67	Vice President of Operations
Thomas A. Beaver	60	Vice President of the Company and President of Global Sales
Sergio de Cerqueira Leite	50	Director President of PST Eletrônica Ltda.
Charles A. Di Staulo	56	Vice President of Human Resources
Peter Kruk	45	President of the Electronics Division
Michael D. Sloan	57	Vice President of the Company and President of the Control Devices Division

John C. Corey, President, Chief Executive Officer and Director. Mr. Corey has served as President and Chief Executive Officer since January 2006. Mr. Corey has served as a Director on the Board of Directors since January 2004. Prior to his employment with the Company, Mr. Corey served from October 2000, as President and Chief Executive Officer and Director of Safety Components International, a supplier of airbags and components, with worldwide operations. Mr. Corey has served as a Director and Chairman of the Board of Haynes International, Inc., a producer of metal alloys, since 2004.

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

Charles A. Di Staulo, Vice President of Human Resources. Mr. Di Staulo has served as Vice President of Human Resources since joining the Company in March 2013.  From November 2008 until his employment with the Company, Mr. Di Staulo served as Vice President of Human Resources for the North America Division of Tarkett.  Prior to joining Tarkett, Mr. Di Staulo served as Director of Human Resources for the Decorative Products Division of OMNOVA Solutions from October 2006.

Peter Kruk, President of the Electronics Division. Mr. Kruk has served as President of the Electronics Division since August 2012. Mr. Kruk joined the Company in October 2009 as the Managing Director of Stoneridge Electronics – Europe. Prior to that, he served as President of HEXPOL Wheels and Managing Director of Stellana AB from 2007 to 2009. From 1992-2007 Mr. Kruk served in various capacities with ABB.

Michael D. Sloan, Vice President of the Company and President of the Control Devices Division. Mr. Sloan has served as President of the Control Devices Division since July 2009 and Vice President of the Company since December 2009. Prior to that, Mr. Sloan served as Vice President and General Manager of Stoneridge Hi-Stat from February 2004 to July 2009.

Available Information

We make available, free of charge through our website (www.stoneridge.com), our Annual Report on Form 10-K (“Annual Report”), Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, and other filings with the U.S. Securities and Exchange Commission (“SEC”), as soon as reasonably practicable after they are filed with the SEC. Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers, Whistleblower Policy and Procedures and the charters of the Board of Director’s Audit, Compensation and Nominating and Corporate Governance Committees are posted on our website as well. Copies of these documents will be available to any shareholder upon request. Requests should be directed in writing to Investor Relations at Stoneridge, Inc., 9400 East Market Street, Warren, Ohio 44484.

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

Item 1A. Risk Factors.

Our business is cyclical and seasonal in nature and downturns in the commercial, automotive, agricultural, motorcycle and off-highway vehicle markets could reduce the sales and profitability of our business.

The demand for products in our Control Devices, Electronics and Wiring segments are largely dependent on the domestic and foreign production of commercial, automotive, agricultural, motorcycle and off-highway vehicles. The markets for our products have been cyclical, because new vehicle demand is dependent on, among other things, consumer spending and is tied closely to the overall strength of the economy. Because the majority of our products are used principally in the production of vehicles for the commercial, automotive, agricultural, motorcycle and off-highway vehicle markets, our net sales, and therefore our results of operations, are significantly dependent on the general state of the economy and other factors which affect these markets. A decline in commercial, automotive, agricultural, motorcycle and off-highway vehicle production, or a material decline in market share by one of our significant customers, could adversely impact our results of operations and financial condition. Also, the demand for our PST segment products are significantly dependent on the general state of the Brazilian economy.

In 2013, approximately 57% of our net sales were derived from commercial, agricultural, motorcycle and off-highway vehicle markets, approximately 24% were derived from the automotive market and approximately 19% were derived from mass merchandisers. Seasonality experienced by our served markets also impacts our operations.

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

Our business is very competitive and increased competition could reduce our sales and profitability.

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

We are dependent on several principal customers for a significant percentage of our net sales. In 2013, our top three customers were Deere & Company, Navistar International Corporation and Ford Motor Company, which comprised 14%, 13% and 7% of our net sales, respectively. In 2013, our top ten customers accounted for 58% of our net sales. The loss of any significant portion of our sales to these customers or any other customers would have a material adverse effect on our results of operations and financial condition. The contracts we have entered into with many of our customers provide for supplying the customers’ requirements for a particular model, rather than for manufacturing a specific quantity of products. Such contracts range from one year to the life of the model, which is generally three to seven years. These contracts are subject to renegotiation, which may affect product pricing and generally may be terminated by our customers at any time. Therefore, the loss of a contract for a major model or a significant decrease in demand for certain key models or any group of related models sold by any of our major customers could have a material adverse effect on our results of operations and financial condition by reducing cash flows and our ability to spread costs over a larger revenue base. We also compete to supply products for successor models and are subject to the risk that the customer will not select us to produce products on any such model, which could have a material adverse impact on our business, financial condition or results of operations. In addition, we have significant receivable balances related to these customers and other major customers that would be at risk in the event of their bankruptcy.

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

We require substantial amounts of raw materials and other supplies, and substantially all such materials we require are purchased from outside sources. The availability and prices of raw materials and other supplies may be subject to curtailment or change due to, among other things, new laws or regulations, suppliers’ allocations to other purchasers and interruptions in production by suppliers, weather emergencies, commercial disputes, acts of terrorism or war, changes in exchange rates and worldwide price levels. As demand for raw materials and other supplies increases as a result of a recovering economy, we may have difficulties obtaining adequate raw materials and other supplies from our suppliers to satisfy our customers. At times, we have experienced difficulty obtaining adequate supplies of semiconductors and memory chips for our Control Devices, Electronics and PST segments. In addition, there have been challenges at times in obtaining timely supply of nylon and resins for our Control Devices segment and audio component parts for our PST segment. If we cannot obtain adequate raw materials and other supplies, or if we experience an increase in the price of raw materials and other supplies, our business, financial condition or results of operations could be materially adversely affected.

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

Our products are subject to changing technology, which could place us at a competitive disadvantage relative to alternative products introduced by competitors. Our success will depend on our ability to continue to meet customers’ changing specifications with respect to quality, service, price, timely delivery and technological innovation by implementing and sustaining competitive technological advances. Our business may, therefore, require significant recurring additional capital expenditures and investment in product development and manufacturing and management information systems. We cannot assure that we will be able to achieve the technological advances or introduce new products that may be necessary to remain competitive. Our inability to continuously improve existing products, to develop new products and to achieve technological advances could have a material adverse effect on our business, financial condition or results of operations.

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

We may be subject to product liability claims in the event that the failure of any of our products results in personal injury or death and we cannot assure that we will not experience material product liability losses in the future. We cannot assure that our product liability insurance will be adequate for liabilities ultimately incurred or that it will continue to be available on terms acceptable to us. In addition, if any of our products prove to be defective, we may be required to participate in government-imposed or customer OEM-instituted recalls involving such products. A successful claim brought against us that exceeds available insurance coverage or a requirement to participate in any product recall could have a material adverse effect on our business, financial condition or results of operations.

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

Our intellectual property, including our patents, trademarks, copyrights, trade secrets and license agreements, are important in the operation of our businesses, and we rely on the patent, trademark, copyright and trade secret laws of the United States and other countries, as well as nondisclosure agreements, to protect our intellectual property rights. We may not, however, be able to prevent third parties from infringing, misappropriating or otherwise violating our intellectual property, breaching any nondisclosure agreements with us, or independently developing technology that is similar or superior to ours and not covered by our intellectual property. Any of the foregoing could reduce any competitive advantage we have developed, cause us to lose sales or otherwise harm our business. We cannot assure that any intellectual property will provide us with any competitive advantage or will not be challenged, rejected, cancelled, invalidated or declared unenforceable. In the case of pending patent applications, we may not be successful in securing issued patents, or securing patents that provide us with a competitive advantage for our businesses. In addition, our competitors may design products around our patents that avoid infringement and violation of our intellectual property rights.

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

Our asset-based credit facility (the “Credit Facility”) has a maximum borrowing level of $100.0 million and is scheduled to expire on December 1, 2016. The available borrowing capacity on this Credit Facility is based on eligible current assets, as defined. As of December 31, 2013, we had undrawn borrowing capacity of $71.1 million, based on eligible current assets. We will need to refinance the Credit Facility prior to its expiration. Disruptions in the financial markets, including the bankruptcy, insolvency or restructuring of certain financial institutions, and the general lack of liquidity may adversely impact the availability and cost of credit. We may be required to refinance the Credit Facility at terms and rates that are less favorable than our current terms and rates, which could adversely affect our business, financial condition or results of operations.

Our debt obligations could limit our flexibility in managing our business and expose us to risks.

As of December 31, 2013, the outstanding principal amount of our senior secured notes was $175.0 million. In addition, we are permitted under our Credit Facility and the indenture governing our senior secured notes to incur additional debt, subject to specified limitations. Our high degree of leverage and the terms of our indebtedness may have important consequences including the following:

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

Our ability to make scheduled payments on, or to refinance, our obligations with respect to our indebtedness will depend on our financial and operating performance, which in turn will be affected by general economic conditions and by financial, competitive, regulatory and other factors beyond our control. We cannot assure that our business will generate sufficient cash flow from operations or that future sources of capital will be available to us in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. If we are unable to generate sufficient cash flow to satisfy our debt obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot assure you that any refinancing would be possible, that any assets could be sold or, if sold, of the timing of the sales and the amount of proceeds that may be realized from those sales, or that additional financing could be obtained on acceptable terms, if at all. The Credit Facility and the indenture governing our senior secured notes restrict our ability to dispose of assets and use the proceeds from the disposition. Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms, could materially and adversely affect our business, financial condition and results of operations.

If we cannot make scheduled payments on our debt, we will be in default and, as a result, holders of the senior secured notes could declare all outstanding principal and interest to be due and payable, the lenders under our Credit Facility could terminate their commitments to lend us money, holders of the senior secured notes and the lenders under the Credit Facility could foreclose on or exercise other remedies against the assets securing the senior secured notes and borrowings under our Credit Facility and we could be forced into bankruptcy, liquidation or other insolvency proceedings, which, in each case, could result in a loss in the investment of our Common Shares.

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

We may experience increased costs and other disruptions to our business associated with labor relations.

As of December 31, 2013, we had approximately 9,300 employees, approximately 3,400 of whom were salaried, and the balance of whom were paid on an hourly basis. Although we have no collective bargaining agreements covering U.S. employees, certain employees located in Brazil, Estonia, France, Mexico, Spain, Sweden and the United Kingdom either (i) are represented by a union and are covered by a collective bargaining agreement or (ii) are covered by works council or other employment arrangements required by law. We cannot assure you that other employees will not be represented by a labor organization in the future or that any of our facilities will not experience a work stoppage or other labor disruption. Any work stoppage or other labor disruption involving our employees, employees of our customers (many of which customers have employees who are represented by unions), or employees of our suppliers could have a material adverse effect on our business, financial condition or results of operations by disrupting our ability to manufacture our products or reducing the demand for our products.

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

Approximately 37.2% of our net sales in 2013 were derived from sales outside of North America. At December 31, 2013, significant concentrations of net assets outside of North America included $160.6 million assigned to South America and $66.3 million assigned to Europe and Other. Non-current assets outside of North America accounted for approximately 68.1% of our non-current assets as of December 31, 2013. International sales and operations are subject to significant risks, including, among others:

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company and its joint venture currently own or lease 20 manufacturing facilities that are in use, which together contain approximately 1.8 million square feet of manufacturing space. Of these manufacturing facilities, three are used by our Electronics reportable segment, seven are used by our Wiring reportable segment, seven are used by our Control Devices reportable segment, two are used by our PST reportable segment and one is used by our equity investment, Minda. The following table provides information regarding our facilities:

	Owned/		Square
Location	Leased	Use	Footage
Control Devices
Lexington, Ohio	Owned	Manufacturing/Division Office	219,612
Juarez, Mexico (A)	Owned	Manufacturing	183,854
Canton, Massachusetts	Owned	Manufacturing	132,560
Suzhou, China (A)	Leased	Manufacturing/Warehouse	66,820
Lexington, Ohio	Leased	Warehouse	15,000
Suzhou, China	Leased	Manufacturing	17,216
Shanghai, China	Leased	Engineering Office/Sales Office	6,345
Suzhou, China	Leased	Manufacturing	5,032
Lexington, Ohio	Leased	Manufacturing	2,700

Electronics
Tallinn, Estonia (B)	Leased	Manufacturing	85,911
Orebro, Sweden	Leased	Manufacturing	77,472
Stockholm, Sweden	Leased	Engineering Office/Division Office	43,847
Dundee, Scotland	Leased	Manufacturing/Sales Office/Engineering Office	32,753
Bayonne, France	Leased	Sales Office/Warehouse	9,655
Stockholm, Sweden	Owned	Sales Office/Warehouse	2,013
Madrid, Spain	Leased	Sales Office/Warehouse	1,560
Rome, Italy	Leased	Sales Office	1,216

Wiring
Portland, Indiana	Owned	Manufacturing	182,000
Saltillo, Mexico	Leased	Manufacturing	144,929
Chihuahua, Mexico	Owned	Manufacturing	135,569
Monclova, Mexico	Leased	Manufacturing	114,140
Chihuahua, Mexico	Leased	Manufacturing	61,619
El Paso, Texas	Leased	Warehouse	50,000
Chihuahua, Mexico	Leased	Manufacturing	49,805
Portland, Indiana	Leased	Warehouse	25,000
Warren, Ohio	Leased	Engineering Office/Division Office	24,570
Chihuahua, Mexico	Leased	Engineering Office/Manufacturing	10,000
Eagle Pass, Texas	Leased	Warehouse	6,400

PST
Manaus, Brazil	Owned	Manufacturing	102,247
São Paulo, Brazil	Owned	Manufacturing/Engineering Office/Division Office	45,467
Buenos Aires, Argentina	Leased	Sales Office	3,551

Corporate
Novi, Michigan	Leased	Sales Office/Engineering Office	9,400
Warren, Ohio	Owned	Headquarters	7,500
Stuttgart, Germany	Leased	Sales Office/Engineering Office	1,000
Seoul, South Korea	Leased	Sales Office	330

Joint Venture
Pune, India	Owned	Manufacturing/Engineering Office/Sales Office	80,000

(A) This facility is also used in the Electronics and Wiring reportable segments.

(B) This facility is also used in the Control Devices reportable segment.

Item 3. Legal Proceedings.

We are involved in certain legal actions and claims arising in the ordinary course of business. However, we do not believe that any of the litigation in which we are currently engaged, either individually or in the aggregate, will have a material adverse effect on our business, consolidated financial position or results of operations. We are subject to a tax assessment in Brazil related to value added taxes on vehicle tracking and monitoring services for which the likelihood of loss is not probable although it may take years to resolve. See additional details in Note 10 to the consolidated financial statements. We are also subject to the risk of exposure to product liability claims in the event that the failure of any of our products causes personal injury or death to users of our products and there can be no assurance that we will not experience any material product liability losses in the future. We maintain insurance against such product liability claims. In addition, if any of our products prove to be defective, we may be required to participate in a government-imposed or customer OEM-instituted recall involving such products.

Item 4. Mine Safety Disclosure.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our shares are listed on the New York Stock Exchange (“NYSE”) under the symbol “SRI.” As of February 28, 2014, we had 28,329,697 Common Shares, without par value, outstanding which were owned by approximately 300 registered holders, including Common Shares held in the names of brokers and banks (so-called “street name” holdings) who are record holders with approximately 2,500 beneficial owners.

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

High and low sales prices for our Common Shares for each quarter ended during 2013 and 2012 are as follows:

	Quarter Ended	High	Low
2013	March 31	$8.05	$5.25
	June 30	$12.27	$6.59
	September 30	$13.63	$10.75
	December 31	$13.51	$10.83
2012	March 31	$10.89	$8.26
	June 30	$10.15	$6.21
	September 30	$7.03	$4.45
	December 31	$5.36	$4.51

There were no repurchases of Common Shares made by us during the years ended December 31, 2013 or 2012, other than the repurchase of Common Shares to satisfy employee tax withholdings.

Set forth below is a line graph comparing the cumulative total return of a hypothetical investment in our Common Shares with the cumulative total return of hypothetical investments in the Morningstar Auto Parts Industry Group Index and the NYSE Composite Index based on the respective market price of each investment as of December 31, 2008, 2009, 2010, 2011, 2012 and 2013 assuming in each case an initial investment of $100 on December 31, 2008, and reinvestment of dividends.

	2008	2009	2010	2011	2012	2013
Stoneridge, Inc.	$100	$198	$346	$185	$112	$280
Morningstar Auto Parts Index (A)	$100	$165	$249	$213	$253	$392
NYSE Composite Index	$100	$129	$147	$141	$164	$208

(A)	The Morningstar Auto Parts Group Index was formerly known as the Hemscott Group – Industry Group 333 Index.

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

Years ended December 31	2013 (A)	2012 (A)	2011 (A)	2010 (B)	2009
	(in thousands, except per share data)
Statement of Operations Data:
Net sales:
Control Devices	$294,020	$271,765	$262,935	$240,894	$176,815
Electronics	230,946	216,053	238,537	179,895	139,182
Wiring	295,937	329,831	328,374	260,965	195,452
PST	178,532	180,410	-	-	-
Eliminations	(51,605)	(59,546)	(64,473)	(46,528)	(36,297)
Total net sales	$947,830	$938,513	$765,373	$635,226	$475,152

Gross profit	$226,021	$224,644	$146,777	$145,556	$87,732

Operating income (loss)	$39,704	$28,729	$13,526	$23,524	$(18,496)

Equity in earnings of investees	$476	$760	$10,034	$10,346	$7,775

Income (loss) before income taxes:
Control Devices	$26,914	$15,048	$17,145	$15,877	$(6,463)
Electronics	15,596	10,049	14,743	37,807	(15,732)
Wiring	(10,074)	(289)	(17,119)	4,177	1,821
PST - consolidated (A)	5,395	(4,985)	-	-	-
PST - equity in earnings of investee (A)	-	-	8,805	9,490	7,385
Other corporate activities	(1,117)	635	63,461	(35,164)	1,192
Corporate interest	(15,980)	(15,898)	(15,393)	(20,163)	(21,782)
Total income (loss) before income taxes	$20,734	$4,560	$71,642	$12,024	$(33,579)

Net income (loss)	$16,508	$3,748	$45,537	$11,346	$(32,576)

Net income (loss) attributable to noncontrolling interest	1,377	(1,613)	(3,820)	(184)	82

Net income (loss) attributable to Stoneridge, Inc.	$15,131	$5,361	$49,357	$11,530	$(32,658)

Basic net income (loss) per share	$0.57	$0.20	$2.04	$0.48	$(1.38)
Diluted net income (loss) per share	$0.56	$0.20	$2.00	$0.47	$(1.38)

Other Data:
Product development expenses	$45,261	$44,798	$35,263	$37,563	$32,993
Capital expenditures	$25,344	$26,352	$26,290	$18,574	$11,998
Depreciation and amortization (C)	$34,264	$34,459	$19,085	$19,285	$19,939

Balance Sheet Data (as of December 31):
Working capital	$186,514	$157,585	$131,534	$137,193	$145,306
Total assets	$588,322	$592,691	$695,495	$386,736	$367,008
Long-term debt, net of current portion	$185,045	$181,311	$183,711	$167,903	$183,431
Shareholders' equity	$188,534	$193,834	$180,639	$91,219	$76,467

(A)	The acquisition of a controlling interest in PST occurred on December 31, 2011. See Note 2 to the consolidated financial statements included in this report. PST’s balance sheet is reflected in the consolidated balance sheet as of December 31, 2013, 2012 and 2011. The Company recognized a one-time non-cash pre-tax gain on previously held equity interest of $65,372 related to the PST acquisition in 2011.

(B)	During the year ended December 31, 2010, Stoneridge Pollak Limited (“SPL”) was placed into administration. As a result, in 2010 a gain was recognized within the Electronics reportable segment of $32,512 and losses within other corporate activities and within the Control Devices reportable segment of $32,039 and $473, respectively.

(C)	These amounts represent depreciation and amortization on fixed and certain finite-lived intangible assets.

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

Segments

We are primarily organized by products produced and markets served. Under this structure, our operations have been reported utilizing the following segments:

Control Devices. This segment includes results of operations that manufacture sensors, switches, valves and actuators.

Electronics. This segment includes results of operations from the production of electronic instrument clusters, electronic control units and driver information systems.

Wiring. This segment includes results of operations that produce electrical power and signal distribution systems, primarily wiring harnesses and connectors and that assemble instrument panels.

PST. This segment includes results of operations that design and manufacture electronic vehicle alarms, convenience accessories, vehicle tracking devices and monitoring services and in-vehicle audio and video devices.

Overview

Stoneridge, Inc. had net income of $15.1 million, or $0.56 per diluted share for the year ended December 31, 2013 compared to $5.4 million, or $0.20 per diluted share, for the year ended December 31, 2012.

The increase in 2013 earnings compared to 2012 was primarily due to increased sales in our diversified served markets, a favorable change in mix of products sold, decreased selling, general and administrative (“SG&A”) expenses, lower interest expense and lower foreign currency losses, which were all partially offset by higher income taxes.

Net sales increased by $9.3 million primarily attributable to $25.2 million from increased production volumes and sales of new products in the North American automotive vehicle market and $25.3 million from higher sales to our European commercial vehicle customers. These net sales increases were partially offset by $37.5 million decreased sales volume to North American commercial vehicle customers and the negative effect of unfavorable changes in foreign currency exchange rates related to PST revenues during the year ended December 31, 2013 when compared to the year ended December 31, 2012.

At December 31, 2013 and December 31, 2012, we maintained cash and cash equivalents balances of $62.8 million and $44.6 million, respectively. As discussed in Note 4 to the consolidated financial statements, we had no borrowings outstanding on our asset-based credit facility (the “Credit Facility”) at December 31, 2013 or 2012. We had undrawn borrowing capacity of $71.1 million and $74.1 million at December 31, 2013 and 2012, respectively.

Outlook

The North American commercial vehicle market weakened in the second half of 2012, and the market continued to show weakness throughout 2013 which we expect will continue in 2014.

The improvement in the North American automotive vehicle market and sales of new products had a favorable effect on our Control Devices segment’s results in 2013. North American automotive vehicle production was 16.2 million units for 2013 compared to 15.4 million units in 2012. For 2014, this production volume is forecasted to be in the range of 16.2 million to 16.8 million units.

The European commercial vehicle market is expected to continue to improve in 2014. However, if actual production is lower than forecasted, it will negatively affect our Electronics segment.

Agricultural vehicle production decreased for the first half of of 2013 when compared to the first half of 2012 which unfavorably affected our Wiring segment. However, production increased in the second half of 2013.

For 2013, revenues of our PST segment increased in local Brazilian currency compared to 2012 due to increased market share in its audio products which we expect will continue to benefit from in 2014. However, any weakening of the Brazilian economy will have a negative effect on our results.

Due to the competitive nature of the markets we serve, in the ordinary course of business we face pricing pressures from our customers. In response to these pricing pressures we have been able to effectively manage our production costs by the combination of lowering certain costs and limiting the increase of others, the net impact of which has not been material. However, if we are unable to effectively manage production costs in the future to mitigate future pricing pressures, our results of operations would be adversely affected.

Year Ended December 31, 2013 Compared To Year Ended December 31, 2012

Consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

					Dollar
					increase /
Years ended December 31	2013		2012		(decrease)
Net sales	$947,830	100.0%	$938,513	100.0%	$9,317
Costs and expenses:
Cost of goods sold	721,809	76.2	713,869	76.1	7,940
Selling, general and administrative	186,317	19.6	195,915	20.8	(9,598)
Operating income	39,704	4.2	28,729	3.1	10,975
Interest expense, net	18,346	1.9	20,033	2.1	(1,687)
Equity in earnings of investees	(476)	-	(760)	(0.1)	284
Other expense, net	1,100	0.1	4,896	0.6	(3,796)
Income before income taxes	20,734	2.2	4,560	0.5	16,174
Provision for income taxes	4,226	0.5	812	0.1	3,414
Net income	16,508	1.7	3,748	0.4	12,760
Net income (loss) attributable to noncontrolling interest	1,377	0.1	(1,613)	(0.2)	2,990
Net income attributable to Stoneridge, Inc.	$15,131	1.6%	$5,361	0.6%	$9,770

Net Sales. Net sales for our reportable segments, excluding inter-segment sales are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Years ended December 31	2013		2012		(decrease)	(decrease)
Control Devices	$291,145	30.8%	$267,859	28.6%	$23,286	8.7%
Electronics	189,809	20.0	164,196	17.5	25,613	15.6%
Wiring	288,344	30.4	326,048	34.7	(37,704)	(11.6)%
PST	178,532	18.8	180,410	19.2	(1,878)	(1.0)%
Total net sales	$947,830	100.0%	$938,513	100.0%	$9,317	1.0%

Our Control Devices segment net sales increased due to higher volume and new products primarily in our North American automotive vehicle market of $23.9 million during 2013 when compared to 2012. This increase was partially offset by a volume decrease in commercial vehicle products of $0.3 million.

Our Electronics segment net sales increased primarily due to a $25.3 million increase in sales of our European commercial vehicle products resulting from higher volume and new product sales.

Our Wiring segment net sales decreased due to volume decreases in our commercial vehicle products of $37.5 million primarily related to a significant customer.

Our PST segment net sales decreased slightly from 2012 despite a 9.9% increase in net sales in local currency (Brazilian Real). However, due to an unfavorable foreign currency translation of approximately $19.7 million, the U.S. dollar denominated net sales decreased by 10.9%.

Net sales by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Years ended December 31	2013		2012		(decrease)	(decrease)
North America	$594,854	62.8%	$611,756	65.2%	$(16,902)	(2.8)%
South America	178,532	18.8	180,410	19.2	(1,878)	(1.0)%
Europe and Other	174,444	18.4	146,347	15.6	28,097	19.2%
Total net sales	$947,830	100.0%	$938,513	100.0%	$9,317	1.0%

The North American geographic location consists of the results of our operations in the United States and Mexico.

The decrease in North American net sales was primarily attributable to decreased sales in our North American commercial and agricultural vehicle markets of $37.0 million and $4.4 million, respectively, which were partially offset by higher North American automotive vehicle sales of $25.2 million. Our decrease in net sales in South America was primarily due to an unfavorable foreign currency translation which more than offset the sales volume increase. Our increase in net sales in Europe and Other was primarily due to increased sales of European commercial vehicle market products of $25.3 million and a favorable foreign currency fluctuation.

Cost of Goods Sold and Gross Margin.  Cost of goods sold increased by 1.1% due to a 1.0% increase in sales and higher labor costs incurred in response to customer forecasted sales in the second half of 2013 which did not transpire. Costs of goods sold was unfavorably affected during 2012 as a result of a $3.2 million inventory purchase accounting fair value adjustment and $0.7 million in business realignment charges related to PST, neither of which recurred in 2013. As a result, our material cost as a percentage of net sales improved to 51.0% for 2013 compared to 52.5% for 2012. Our gross margin remained consistent at 23.9% for both 2013 and 2012.

Our Control Devices segment gross margin increased due to a 8.7% increase in net sales and a favorable change in mix of products sold. In addition, material costs were favorably impacted by lower component costs.

Our Electronics segment gross margin increased primarily due to a 15.6% increase in net sales and a favorable change in mix of products sold.

Our Wiring segment gross margin declined due to an 11.6% decrease in net sales, higher labor costs incurred in response to customer forecasted sales which did not transpire and other operating inefficiencies including premium freight, which were partially offset by lower raw material costs.

Our PST segment gross margin improved despite a 1.0% decrease in net sales due to cost savings realized from a business realignment initiative that occurred in the second quarter of 2012. PST gross margin also improved due to a $3.2 million inventory purchase accounting adjustment and $0.7 million of business realignment charges in 2012, neither of which recurred in 2013, but were offset by higher component costs in 2013 which were unfavorably impacted by changes in foreign currency exchange rates.

Selling, General and Administrative Expenses. SG&A expenses decreased by $9.6 million during 2013 due to decreases in sales, general and administrative costs of $10.1 million offset by higher product development expenses of $0.5 million. Sales, general and administrative costs decreased primarily as a result of lower employee benefit costs, commissions and professional fees. In 2012, the Company incurred professional fees associated with the acquisition of controlling interest in PST and integration thereof. Our PST segment benefited in 2013 from the business realignment activities described below.

In response to a change in customer demand, the PST segment incurred business realignment charges of $1.6 million for the year ended December 31, 2012, of which $0.9 million was recorded in SG&A expenses with the remainder recorded in cost of goods sold. The charges consist primarily of severance costs related to workforce reductions.

There were no significant restructuring or business realignment charges related to the Control Devices, Electronics or Wiring reportable segments during the years ended December 31, 2013 or 2012.

Interest Expense, net. Interest expense, net decreased by $1.7 million during 2013 when compared to 2012 primarily from reduced interest on our PST term notes and revolving credit facilities due to lower average outstanding loan balances.

Equity in Earnings of Investees. Equity earnings for Minda decreased by $0.3 million to $0.5 million for the year ended December 31, 2013 compared to $0.8 million for the year ended December 31, 2012 due to lower sales and an unfavorable change in foreign exchange rates.

Other Expense, net. Other expense, net was $1.1 million for 2013 compared to $4.9 million for 2012. We record certain foreign currency transaction and forward currency hedge contract gains and losses as a component of other expense, net on the consolidated statements of operations. Our results for the years ended December 31, 2013 and 2012 were unfavorably affected by $1.8 million and $4.3 million, respectively, due to the volatility in certain foreign exchange rates, primarily the Brazilian real. Most of the unfavorable foreign currency loss during 2012 was related to the translation of PST’s U.S. dollar-denominated debt, the balance of which has decreased in 2013. Also, our PST segment received $0.6 million of income in 2013 associated with deposits at a financial institution.

Income Before Income Taxes. Income (loss) before income taxes is summarized in the following table by reportable segment (in thousands):

			Dollar	Percent
			increase /	increase /
Years ended December 31	2013	2012	(decrease)	(decrease)
Control Devices	$26,914	$15,048	$11,866	78.9%
Electronics	15,596	10,049	5,547	55.2%
Wiring	(10,074)	(289)	(9,785)	NM
PST	5,395	(4,985)	10,380	NM
Other corporate activities	(1,117)	635	(1,752)	NM
Corporate interest expense	(15,980)	(15,898)	(82)	(0.5)%
Income before income taxes	$20,734	$4,560	$16,174	354.7%

NM – not meaningful

Our Control Devices segment income before income taxes increased due to higher sales, a favorable change in mix of products sold and lower component costs.

Our Electronics segment income before income taxes increased due to higher sales and favorable change in mix of products sold.

Our Wiring segment increase in loss before income taxes was primarily due to lower sales combined with higher labor costs incurred in response to customer forecasted sales in the second half of 2013 which did not transpire and other operating inefficiencies including higher premium freight, which were partially offset by lower raw material costs.

Our PST segment income (loss) before income taxes increased despite the slight decline in sales in U.S. dollars due to lower operating costs, primarily SG&A expenses associated with the business realignment initiative that occurred in mid-2012 and lower interest expense of $1.2 million. PST income before income taxes was lower in 2012 due to a $3.2 million inventory purchase accounting adjustment and $1.6 million in business realignment charges, neither of which recurred in 2013 but were offset by higher component costs in 2013. In addition, PST was less unfavorably affected by the volatility in foreign exchange rates by $1.9 million in the current year primarily related to its U.S dollar-denominated debt, the impact of which was $1.3 million and $3.2 million for the years ended December 31, 2013 and 2012, respectively.

The decrease in income (loss) before income taxes from other corporate activities is primarily related to higher net corporate costs and lower equity earnings from Minda, partially offset by lower foreign currency losses.

Income (loss) before income taxes by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Years ended December 31	2013		2012		(decrease)	(decrease)
North America	$3,815	18.4%	$6,287	137.9%	$(2,472)	(39.3)%
South America	5,395	26.0	(4,985)	(109.3)	10,380	NM
Europe and Other	11,524	55.6	3,258	71.4	8,266	253.7%
Income before income taxes	$20,734	100.0%	$4,560	100.0%	$16,174	354.7%

The North American geographic location consists of the results of our operations in the United States and Mexico.

North American income before income taxes includes interest expense, net of approximately $15.8 million and $15.7 million for the years ended December 31, 2013 and 2012, respectively.

Our North American results declined primarily as a result of decreased sales to our North American commercial vehicle market customers and higher labor costs in response to higher labor costs incurred in response to customer forecasted sales which did not transpire. These negative effects on income before income taxes in North America were partially offset by higher sales in our North American automotive vehicle market and lower SG&A expenses during 2013 as compared to 2012. The increase in profitability in South America was primarily due to higher sales in local currency, lower operating costs associated with the business realignment initiative that occurred in mid-2012, lower interest expense and lower cost of sales related to an inventory purchase accounting adjustment and business realignment charges in 2012 and lower foreign currency losses. Our results in Europe and Other were favorably affected by our increased European commercial vehicle market sales during the current period.

Provision for Income Taxes. We recognized a provision for income taxes of $4.2 million, or 20.4% of our income before income taxes, and $0.8 million, or 17.8% of income before income taxes, for U.S. federal, state and foreign income taxes for 2013 and 2012, respectively. We continue to assert that it is more-likely-than-not that our U.S. and certain foreign deferred tax assets will not be realized, and we provide a valuation allowance offsetting U.S. federal, state and certain foreign deferred tax assets. The increase in tax expense for the year ended December 31, 2013 compared to the same period for 2012 was related to the improved financial performance of our Swedish and Brazilian operations. The results of our U.S. operations do not impact tax expense due to the valuation allowance. However, the income or loss of our U.S. operations does impact the effective tax rate. The effective tax rate for 2013 increased primarily due to a decline in the financial performance of our U.S. operations.

Year Ended December 31, 2012 Compared To Year Ended December 31, 2011

As of December 31, 2011, we completed the acquisition of an additional 24% controlling interest in PST. As a result, we own 74% of the outstanding equity of PST. In exchange for the controlling interest in PST, we paid the sellers $29.7 million in cash and issued 1.9 million Common Shares of the Company. Because a controlling interest in PST was not acquired until the close of business on December 31, 2011, the results for the year ended December 31, 2011 were accounted for as an unconsolidated joint venture under the equity method of accounting such that our 50% portion of PST’s after-tax earnings were included within equity in earnings of investees in the statements of operations.

PST’s results for the year ended December 31, 2012 were consolidated such that 100% of PST’s operations were included in each line from sales through net income in the Company’s statements of operations with the 26% noncontrolling interest deducted in the net income (loss) attributable to noncontrolling interest line and used to compute our portion of PST’s net income (loss). Due to the acquisition of controlling interest, the Company fair valued the assets and liabilities of PST as of December 31, 2011. The depreciation and amortization associated with these purchase accounting adjustments related to inventory, property, plant and equipment and finite lived intangibles have been included in the statements of operations for the year ended December 31, 2012.

Consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

					Dollar
					increase /
Years ended December 31	2012		2011		(decrease)
Net sales	$938,513	100.0%	$765,373	100.0%	$173,140
Costs and expenses:
Cost of goods sold	713,869	76.1	618,596	80.8	95,273
Selling, general and administrative	195,915	20.8	128,306	16.8	67,609
Goodwill impairment charge	-	-	4,945	0.6	(4,945)
Operating income	28,729	3.1	13,526	1.8	15,203
Interest expense, net	20,033	2.1	17,234	2.3	2,799
Equity in earnings of investees	(760)	(0.1)	(10,034)	(1.3)	9,274
Gain on previously held equity interest	-	-	(65,372)	(8.5)	65,372
Other expense, net	4,896	0.6	56	-	4,840
Income before income taxes	4,560	0.5	71,642	9.3	(67,082)
Provision for income taxes	812	0.1	26,105	3.4	(25,293)
Net income	3,748	0.4	45,537	5.9	(41,789)
Net loss attributable to noncontrolling interest	(1,613)	(0.2)	(3,820)	(0.5)	2,207
Net income attributable to Stoneridge, Inc.	$5,361	0.6%	$49,357	6.4%	$(43,996)

Net Sales. Net sales for our reportable segments, excluding inter-segment sales are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Years ended December 31	2012		2011		(decrease)	(decrease)
Control Devices	$267,859	28.6%	$259,316	33.9%	$8,543	3.3%
Electronics	164,196	17.5	180,508	23.6	(16,312)	(9.0)%
Wiring	326,048	34.7	325,549	42.5	499	0.2%
PST	180,410	19.2	-	-	180,410	NM
Total net sales	$938,513	100.0%	$765,373	100.0%	$173,140	22.6%

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

In response to a change in customer demand, the PST segment incurred business realignment charges of $1.6 million for the year ended December 31, 2012, of which $0.9 million was recorded in SG&A expenses with the remainder recorded in cost of goods sold. The charges consist primarily of severance costs related to workforce reductions.

Costs incurred for the Electronics segment during the years ended December 31, 2012 and 2011 related to restructuring initiatives for contract termination costs in connection with our cancelled lease in Mitcheldean, United Kingdom. The Company continued negotiations in regards to this lease and recorded additional amounts to reflect the expected costs to be paid until a settlement agreement was finalized to modify the terms of and the obligation associated with the property in the third quarter of 2012. The settlement and related obligation was consistent with previous estimates. Restructuring expenses that were general and administrative in nature were included in the Company’s consolidated statements of operations as a component of SG&A expenses for the years ended December 31, 2012 and 2011. In connection with the restructuring initiative, the Company recorded restructuring charges related to a contract termination during the year ended December 31, 2012 of $0.3 million as part of SG&A expense. All restructuring charges result in cash outflows. Contract termination costs represent expenditures associated with long-term lease obligations that were cancelled as part of the restructuring initiatives and were $1.0 million for the year ended December 31, 2011.

Goodwill Impairment Charge. During the fourth quarter of 2011, we performed our annual goodwill impairment test. As a result, our goodwill related to Bolton Conductive Systems, LLC (“BCS”) was determined to be impaired and was partially written down. A goodwill impairment charge of $4.9 million was recorded during the year ended December 31, 2011. A portion of the goodwill impairment charge, $2.4 million, representing our minority partner’s ownership interest, was recognized as an increase in net loss attributable to noncontrolling interest on the consolidated statements of operations for the year ended December 31, 2011. We recognized the goodwill impairment charge within our Wiring reportable segment. The goodwill impairment charge was due to a reduction in military and defense related spending by customers since the acquisition of BCS.

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

Other Expense, net. Other expense, net was $4.9 million for the year ended December 31, 2012 compared to $0.1 million for the year ended December 31, 2011. We record certain foreign currency transaction and forward currency hedge contract gains and losses as a component of other expense, net on the consolidated statements of operations. Our results for the year ended December 31, 2012 were unfavorably affected due to the volatility in certain foreign exchange rates between periods compared to the year ended December 31, 2011. The majority of the increase in other expense, net relates to the foreign currency translation losses, predominantly for PST’s U.S. dollar denominated debt during 2012.

Income Before Income Taxes. Income (loss) before income taxes is summarized in the following table by reportable segment (in thousands):

			Dollar	Percent
			increase /	increase /
Years ended December 31	2012	2011	(decrease)	(decrease)
Control Devices	$15,048	$17,145	$(2,097)	(12.2)%
Electronics	10,049	14,743	(4,694)	(31.8)%
Wiring	(289)	(17,119)	16,830	98.3%
PST	(4,985)	-	(4,985)	NM
PST - equity in earnings of investee	-	8,805	(8,805)	NM
Other corporate activities	635	63,461	(62,826)	NM
Corporate interest expense	(15,898)	(15,393)	(505)	(3.3)%
Income before income taxes	$4,560	$71,642	$(67,082)	(93.6)%

NM – not meaningful

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

Loss before income taxes at PST for the year ended December 31, 2012 incorporates 100% of PST’s pre-tax losses which included depreciation and amortization of the purchase accounting adjustments related to inventory, property and equipment and finite lived intangibles of $9.2 million and business realignment charges of $1.6 million. PST’s performance was negatively impacted by lower sales as a result of a weakened Brazilian economy, an unfavorable mix of products sold and an unfavorable change in foreign currency translation, while benefiting from lower operating costs associated with the business realignment initiative that occurred in the second quarter of 2012. Income before income taxes at PST for the year ended December 31, 2011 included only our 50% portion of PST’s after-tax earnings within equity in earnings of investees.

The decrease in income before income taxes from other corporate activities was primarily due to the one-time non-cash gain on previously held equity interest of $65.4 million in 2011 related to the acquisition of controlling interest in PST which occurred during the year ended December 31, 2011.

Income (loss) before income taxes by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Years ended December 31	2012		2011		(decrease)	(decrease)
North America	$6,287	137.9%	$65,167	91.0%	$(58,880)	(90.4)%
South America	(4,985)	(109.3)	8,805	12.3	(13,790)	NM
Europe and Other	3,258	71.4	(2,330)	(3.3)	5,588	NM
Income before income taxes	$4,560	100.0%	$71,642	100.0%	$(67,082)	(93.6)%

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

Our South American results are composed entirely of our PST segment. Our South American results include all of PST’s pre-tax losses for the year ended December 31, 2012 while only 50% of PST’s after-tax earnings are included for the year ended December 31, 2011 as PST was consolidated in the current period versus being an equity method investment in 2011. PST’s 2012 results were negatively impacted by depreciation and amortization of purchase accounting adjustments totaling $9.2 million and business realignment charges of $1.6 million.

Our European and other results improved from the same period in 2011 due lower SG&A expenses offset by lower sales in the European automotive vehicle market.

Provision for Income Taxes. We recognized a provision for income taxes of $0.8 million, or 17.8% of our income before income taxes, and $26.1 million, or 36.4% of income before income taxes, for U.S. federal, state and foreign income taxes for 2012 and 2011, respectively. We continue to assert that it is more-likely-than-not that our U.S. and certain foreign deferred tax assets will not be realized and provides a valuation allowance offsetting U.S. federal, state and certain foreign deferred tax assets. The decrease in tax expense for the year ended December 31, 2012 compared to the same period for 2011 was primarily attributable to the tax provided in 2011 related to the gain recognized on the write-up to fair market value of the historic investment in PST. In addition, the overall tax expense related to the investment in PST was lower in 2012 as compared to 2011 due to the consolidation of PST effective December 31, 2011. Finally, the decrease in tax expense was partially offset by providing a valuation allowance against certain deferred tax assets related to our European operations in 2012. The effective tax rate for 2012 declined primarily due to the improvement in U.S. results which do not attract tax due to the valuation allowance.

Liquidity and Capital Resources

Summary of Cash Flows for the years ended December 31, 2013 and 2012 (in thousands):

			Dollar
			increase /
	2013	2012	(decrease)
Net cash provided by (used for):
Operating activities	$43,684	$75,545	$(31,861)
Investing activities	(25,237)	(45,610)	20,373
Financing activities	(503)	(65,475)	64,972
Effect of exchange rate changes on cash and cash equivalents	326	1,364	(1,038)
Net change in cash and cash equivalents	$18,270	$(34,176)	$52,446

The decrease in cash provided by operating activities for the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily due to maintaining higher working capital levels at our PST and Wiring segments which were attributable to planned production increases which offset a $12.8 million increase in net income. Our receivable terms and collections rates have remained consistent between periods presented.  These uses of cash were partially offset by increases in accounts payable and accrued expenses of $16.8 million and $2.7 million, respectively, during 2013 compared to 2012.

The decrease in net cash used for investing activities for 2013 was due to a $19.8 million payment made in conjunction with the acquisition of a controlling interest in PST during 2012.

The decrease in net cash used for financing activities was primarily due to lower principal payments made on the Credit Facility and PST term loans.

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

The increase in cash provided by operating activities for the year ended December 31, 2012 from the year ended December 31, 2011 was primarily due to higher depreciation and amortization charges in 2012 due to the consolidation of PST and a reduction in accounts receivable and inventory balances of $60.9 million. Our cash provided by operating activities for the year ended December 31, 2011 was negatively affected by higher accounts receivable and inventory balances.  Our receivable terms and collections rates have remained consistent between periods presented.

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

The following table summarizes our future cash outflows resulting from financial contracts and commitments, as of December 31, 2013 (in thousands):

		Less than			After
	Total	1 year	2-3 years	4-5 years	5 years
Debt	$199,171	$12,187	$183,813	$2,114	$1,057
Operating leases	14,098	5,815	5,215	2,988	80
Total contractual obligations	$213,269	$18,002	$189,028	$5,102	$1,137

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

As outlined in Note 4 to our consolidated financial statements, our Credit Facility permits borrowing up to a maximum level of $100.0 million. This facility provides us with lower borrowing rates and allows us the flexibility to refinance other outstanding debt. At December 31, 2013 and 2012 there were no borrowings outstanding. The available borrowing capacity on our Credit Facility is based on eligible current assets, as defined. At December 31, 2013, we had undrawn borrowing capacity of $71.1 million based on eligible current assets. The Credit Facility contains financial performance covenants which would only constrain our borrowing capacity if our undrawn availability falls below $20.0 million. However, restrictions do include limits on capital expenditures, operating leases, dividends and investment activities in a negative covenant which limits investment activities to $15.0 million minus certain guarantees and obligations. The Company was in compliance with all covenants at December 31, 2013. The covenants included in our Credit Facility to date have not and are not expected to limit our financing flexibility.

PST maintains several term loans used for working capital purposes including a new term loan entered into in March 2013 for 25,000 Brazilian real whose U.S. dollar equivalent outstanding balance was $10.7 million at December 31, 2013. The new term loan matures on February 15, 2016 and interest is payable monthly at a fixed interest rate of 5.5%. At December 31, 2013, there was $21.7 million outstanding on these loans. Of the outstanding borrowings, $9.8 million is due in the next twelve months and is included on the December 31, 2013 consolidated balance sheets as a component of current portion of debt. The balance of $11.9 million is included on the December 31, 2013 consolidated balance sheets as a component of long-term debt and is comprised of $6.6 million that matures in 2015, $2.1 million in 2016 and annual maturities of approximately $1.1 million in 2017 through 2019. Depending on the specific loan, interest is payable either monthly or annually. The term loans due in the next twelve months have a fixed interest rate of 1.70% to 16.56%, while the long-term loans have a fixed interest rate of 4.0% to 5.5%. As of December 31, 2013 and 2012, PST was in compliance with all note covenants.

The term loan for our Suzhou, China subsidiary is in the amount of 9.0 million Chinese yuan, which U.S. dollar equivalent outstanding balance was approximately $1.5 million at December 31, 2013, and is included on the consolidated balance sheets as a component of current portion of debt. The term loan matures in February 2014. Interest is payable monthly at the one-year lending rate published by The People's Bank of China multiplied by 125.0%. At December 31, 2013, the interest rate on the term loan was 7.0%.

The Company's wholly owned subsidiary located in Stockholm, Sweden, has an overdraft credit line which allows overdrafts on the subsidiary's bank account up to a maximum level of 20.0 million Swedish krona, or $3.1 million, at December 31, 2013. At December 31, 2013, there were no overdrafts on the bank account.

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

Our future results could be unfavorably affected by increased commodity prices, specifically copper. Copper prices fluctuated during 2011, 2012 and 2013. We entered into fixed price commodity contracts for a portion of our 2013 copper purchases and a portion of our 2014 sales are subject to copper surcharge billings which would mitigate a portion of raw material cost increases. Our 2014 results could also be adversely affected by unfavorable foreign currency exchange rates. We have significant foreign denominated transaction exposure in certain locations, especially in Brazil, Mexico and Sweden. We have entered into foreign currency forward contracts and maintain Mexican peso- and euro-denominated cash balances to reduce our exposure related to foreign currency fluctuations.

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

At December 31, 2013, we had a cash and cash equivalents balance of approximately $62.8 million, of which $30.0 million was held domestically and $32.8 million was held in foreign locations. Our cash balance was not restricted at December 31, 2013.

Contingencies

On May 24, 2013, the State Revenue Services of São Paulo issued a tax deficiency notice against PST, our 74% owned consolidated subsidiary, claiming that the vehicle tracking and monitoring services it provides should be classified as communication services, and therefore subject to the State Value Added Tax – ICMS. The State Revenue Services assessment imposed the 25.0% ICMS tax on all revenues of PST related to the vehicle tracking and monitoring services during the period from January 2009 through December 2010. The Brazilian real (“R$”) and U.S. dollar equivalent (“$”) of the aggregate tax assessment is approximately R$92.5 million ($39.5 million) which is comprised of Value Added Tax – ICMS of R$13.2 million ($5.6 million), interest of R$11.4 million ($4.9 million) and penalties of R$67.9 million ($29.0 million).

The Company’s vehicle tracking and monitoring services are non-communication services, as defined under Brazilian tax law, subject to the municipal ISS tax, not communication services subject to state ICMS tax as claimed by the State Revenue Services of São Paulo. PST has, and will continue to collect the municipal ISS tax on the vehicle tracking and monitoring services in compliance with Brazilian tax law and will defend its tax position. PST has received a legal opinion that the merits of the case are favorable to PST, determining among other things that the imposition on the subsidiary of the State ICMS by the State Revenue Services of São Paulo is not in accordance with the Brazilian tax code. Management believes, based on the legal opinion of PST’s Brazilian legal counsel and the results of the Brazil Administrative Court's ruling in favor of another vehicle tracking and monitoring company related to the tax deficiency notice it received, the likelihood of loss is not probable although it may take years to resolve. As a result of the above, as of December 31, 2013, no accrual has been recorded with respect to the tax assessment. An unfavorable judgment on this issue for the years assessed and for subsequent years could result in significant costs to PST and adversely affect its results of operations.

In addition, PST has civil, labor and other tax contingencies for which the likelihood of loss is deemed to be reasonably possible, but not probable, by its legal advisors, and, therefore, no accrual has been recorded. Such contingencies amounted to $11.5 million and $11.9 million at December 31, 2013 and December 31, 2012. An unfavorable outcome on this issue could result in significant cost to PST and adversely affect its results of operations.

Seasonality

Our Electronics, Wiring and Control Devices segments are not typically materially affected by seasonality, however the demand for our PST segment consumer products is typically higher in the second half of the year, the fourth quarter in particular.

Inflation and International Presence

Given the current economic climate and recent fluctuations in certain commodity prices, we believe that an increase in such items could significantly affect our profitability. Furthermore, by operating internationally, we are affected by foreign currency exchange rates and the economic conditions of certain countries.

Off-balance Sheet Arrangements

At December 31, 2013, we do not have any off-balance sheet arrangements that have, or are, in the opinion of management, reasonably likely to have, a current or future material effect on our financial condition or results of operations.

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

On an ongoing basis, we evaluate estimates and assumptions used in our consolidated financial statements. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

We believe the following are “critical accounting policies” – those most important to the financial presentation and those that require the most difficult, subjective or complex judgments.

Revenue Recognition and Sales Commitments. We recognize revenues from the sale of products, net of actual and estimated returns of products sold based on historical authorized returns, at the point of passage of title, which is either at the time of shipment or upon customer receipt based on the terms of the sale. We often enter into agreements with our customers at the beginning of a given vehicle’s expected production life. Once such agreements are entered into, it is our obligation to fulfill the customers’ purchasing requirements for the entire production life of the vehicle. These agreements are subject to renegotiation, which may affect product pricing. In certain limited instances, we may be committed under existing agreements to supply products to our customers at selling prices which are not sufficient to cover the direct cost to produce such products. In such situations, we recognize losses immediately. There were no such significant instances of this in 2013, 2012 or 2011. These agreements generally may also be terminated by our customers at any time.

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

Warranties. Our warranty liability is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet dates. This estimate is based on historical trends of units sold and payment amounts, combined with our current understanding of the status of existing claims. To estimate the warranty liability, we are required to forecast the resolution of existing claims as well as expected future claims on products previously sold. Although we believe that our warranty liability is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable could differ materially from what will actually transpire in the future. Our customers are increasingly seeking to hold suppliers responsible for product warranties, which could negatively impact our exposure to these costs.

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

We have accrued for estimated losses when it is probable that a liability or loss has been incurred and the amount can be reasonably estimated. Contingencies by their nature relate to uncertainties that require the exercise of judgment both in assessing whether or not a liability or loss has been incurred and estimating that amount of probable loss. The liabilities may change in the future due to new developments or changes in circumstances. The inherent uncertainty related to the outcome of these matters can result in amounts materially different from any provisions made with respect to their resolution.

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

Long-Lived and Finite-Lived Assets. We review the carrying value of our long-lived assets and finite-lived intangible assets for impairment when events or circumstances indicate that their carrying value may not be recoverable. Factors that we consider important that could trigger our testing of the related asset groups for an impairment include current period operating or cash flow losses combined with a history of operating or cash flow losses, a projection or forecast that demonstrates continuing losses, significant adverse changes in the business climate within a particular business or current expectations that a long-lived asset will be sold or otherwise disposed of significantly before the end of its estimated useful life. To test for impairment, the estimated undiscounted cash flows expected to be generated from the use and disposal of the asset or asset group is compared to its carrying value. An asset group is established by identifying the lowest level of cash flows generated by the group of assets that are largely independent of cash flows of other assets. If cash flows cannot be separately and independently identified for a single asset, we will determine whether an impairment has occurred for the group of assets for which we can identify projected cash flows. If these undiscounted cash flows are less than their respective carrying values, an impairment charge would be recognized to the extent that the carrying values exceed estimated fair values. Although third-party estimates of fair value are utilized when available, the estimation of undiscounted cash flows and fair value requires us to make assumptions regarding future operating results. The results of the impairment testing are dependent on these estimates which require judgment. The occurrence of certain events, including changes in economic and competitive conditions, could impact cash flows eventually realized and management’s ability to accurately assess whether an asset is impaired.

Goodwill. Goodwill is tested for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The valuation methodologies employed by the Company use subjective measures including forward looking financial information and discount rates that directly impact the resulting fair values used to test the Company’s reporting units for impairment. We acquired controlling interest in PST on December 31, 2011 and based on the purchase price in excess of the fair value of net assets acquired goodwill was recorded.

Our annual measurement date to test goodwill for impairment is October 1. At October 1, 2013 and 2012, PST’s calculated fair value exceeded its carrying value, and no indicators of impairment were identified. However, PST’s calculated fair value exceeded its carrying value by approximately 10% at October 1, 2013, which is a decrease from the prior year assessment due to changes in certain key projections and assumptions. Given the smaller margin of excess in 2013, the PST reporting unit is at risk of potentially failing step one of the goodwill impairment test in future periods which may require the recognition of an impairment charge. If we perform step two of the impairment analysis, up to $53.7 million of goodwill assigned to this reporting unit could be at risk for impairment.

At October 1, 2013, PST’s fair value was computed using the income approach (discounted cash flows), which considered the Company’s outlook for current and future market conditions. Within this analysis, the projections reflect management’s best estimate of the future sales mix between product and services and the impact of that sales mix on future margins. If PST does not achieve the forecasts used in the cash flow analysis used in our October 1, 2013 goodwill impairment assessment, it may fail step one of a goodwill impairment test in a future period.

The estimated fair value of our PST reporting unit is closely aligned with the ultimate amount of revenue and operating income that it achieves over the projected period. The discounted cash flows, for goodwill impairment testing purposes, assumed that, through fiscal 2018, this reportable segment would achieve a compounded annual revenue growth rate of approximately 16.0% from its actual fiscal 2013 revenue of $178.5 million. Beyond fiscal 2018, a long-term revenue growth rate of 4.0% was used in the terminal year, and a weighted-average cost of capital (“WACC”) of 19.5% was used to discount the cash flows. Given the current market conditions in Brazil, the moderate long-term growth rate and the WACC were deemed appropriate to use for future cash flow assumptions. Modest changes to these assumptions as well as other key assumptions used in our October 1, 2013 impairment analysis would result in the carrying value of the PST reporting unit exceeding its fair value.

During 2014, because our goodwill impairment analysis is sensitive to the ultimate spending decisions by the Brazilian consumer, we will continue to monitor key assumptions and other factors utilized in our October 1, 2013 annual goodwill impairment analysis. If the assumptions and related estimates change in the future, or if the reporting structure is changed or other events and circumstances change, an interim goodwill impairment analysis in advance of our annual October 1 assessment may be required to be performed.

Share-Based Compensation. The estimate for our share-based compensation expense involves a number of assumptions. We believe each assumption used in the valuation is reasonable because it takes into account the experience of the plan and reasonable expectations associated with performance and market based conditions. We estimate volatility and forfeitures based on historical data, future expectations and the expected term of the share-based compensation awards. The assumptions, however, involve inherent uncertainties. As a result, if other assumptions had been used, share-based compensation expense could have varied.

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

During the fourth quarter of 2008, the Company concluded that it was no longer more-likely-than-not that we would realize our U.S. deferred tax assets. As a result we provided a full valuation allowance, net of certain future reversing taxable temporary differences, with respect to our U.S. deferred tax assets. This conclusion has not changed through 2013. To the extent that realization of a portion or all of the tax assets becomes more-likely-than-not to be realized based on changes in circumstances a reversal of that portion of the deferred tax asset valuation allowance will be recorded.

The Company does not provide deferred income taxes on unremitted earnings of certain non-U.S. subsidiaries, which are deemed permanently reinvested.

Recently Adopted Accounting Standards

In February 2013, the Financial Accounting Standards Board ("FASB") issued an accounting standards update requiring new disclosures about reclassifications from accumulated other comprehensive loss to net income. These disclosures may be presented on the face of the statements or in the notes to the consolidated financial statements. The standards update is effective for fiscal years beginning after December 15, 2012. We adopted this standards update on January 1, 2013 and revised our disclosures, see Note 2 to our consolidated financial statements.

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

Forward-Looking Statements

Portions of this report on Form 10-K contain “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, with respect to, among other things, our (i) future product and facility expansion, (ii) acquisition strategy, (iii) investments and new product development, (iv) growth opportunities related to awarded business and (v) operation expectations. Forward-looking statements may be identified by the words “will,” “may,” “should,” “designed to,” “believes,” “plans,” “projects,” “intends,” “expects,” “estimates,” “anticipates,” “continue,” and similar words and expressions. The forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other factors:

•	the reduced purchases, loss or bankruptcy of a major customer;
•	the costs and timing of facility closures, business realignment, or similar actions;
•	a significant change in commercial, automotive, agricultural, motorcycle or off-highway vehicle production;
•	competitive market conditions and resulting effects on sales and pricing;
•	the impact on changes in foreign currency exchange rates on sales, costs and results, particularly the Brazilian real, Argentinian peso, Mexican peso and euro.
•	our ability to achieve cost reductions that offset or exceed customer-mandated selling price reductions;
•	a significant change in general economic conditions in any of the various countries in which we operate;
•	labor disruptions at our facilities or at any of our significant customers or suppliers;

•	the ability of our suppliers to supply us with parts and components at competitive prices on a timely basis;
•	the amount of our indebtedness and the restrictive covenants contained in the agreements governing our indebtedness, including our Credit Facility and the senior secured notes;
•	customer acceptance of new products;
•	capital availability or costs, including changes in interest rates or market perceptions;
•	the failure to achieve the successful integration of any acquired company or business; and
•	the items described in Part I, Item IA (“Risk Factors”).

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

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

From time to time, we are exposed to certain market risks, primarily resulting from the effects of changes in interest rates. The face amount of our senior secured notes was $175.0 million at December 31, 2013. We currently have no borrowings outstanding on our asset-based Credit Facility at December 31, 2013. As discussed in Note 9 to our consolidated financial statements, we entered into a fixed-to-floating interest rate swap agreement (the “Swap”) with a notional amount of $45.0 million to hedge our exposure to fair value fluctuations on a portion of our senior secured notes. The Swap was designated as a fair value hedge of the fixed interest rate obligation under our $175.0 million 9.5% senior secured notes due October 15, 2017. Under the Swap, we pay a variable interest rate equal to the six-month London Interbank Offered Rate (“LIBOR”) plus 7.19% and we receive a fixed interest rate of 9.5%. The Swap requires semi-annual settlements on April 15 and October 15, which began on April 15, 2011. The critical terms of the Swap are aligned with the terms of the senior secured notes, including maturity of October 15, 2017, resulting in no hedge ineffectiveness. A hypothetical 10.0% favorable or adverse change in the LIBOR would not significantly affect our results of operations, financial position or cash flows.

Commodity Price Risk

Given the current economic climate and recent fluctuations in certain commodity costs, we currently are experiencing an increased risk, particularly with respect to the purchase of copper, zinc, resins and certain other commodities. In the past, we managed this risk through a combination of fixed price agreements, staggered short-term contract maturities and commercial negotiations with our suppliers and customers. In the future, if we believe that the terms of a fixed price agreement become beneficial to us, we will enter into another such instrument. We have sought to alleviate the effect of increasing commodity costs by including a material pass-through provision in our customer contracts whenever possible. We may also consider pursuing alternative commodities or alternative suppliers to mitigate this risk over a period of time. The recent volatility in certain commodity costs has negatively affected our operating results.

At December 31, 2013 we have several fixed price commodity contracts totaling 1.6 million pounds of copper. These contracts settle from January 2014 to December 2014. The purpose of these contracts is to reduce our price risk as it relates to copper prices. We estimate that a hypothetical pre-tax gain (loss) in fair value from a 10.0% favorable or adverse change in the fair value of commodity prices would be approximately $0.4 million and $(0.6) million, respectively.

Foreign Currency Exchange Risk

We use derivative financial instruments, including foreign currency forward contracts, to mitigate our exposure to fluctuations in foreign currency exchange rates by reducing the effect of such fluctuations on foreign currency denominated intercompany transactions and other foreign currency exposures. As discussed in Note 9 to our consolidated financial statements, we have entered into foreign currency forward contracts that had a notional value of $58.3 million as of December 31, 2013. The purpose of these foreign currency contracts is to reduce exposure related to the Company’s euro-denominated receivables as well as to reduce exposure to future Mexican peso-denominated purchases. The estimated fair value of these contracts at December 31, 2013, per quoted market sources, was a liability of approximately $0.3 million. These foreign currency contracts expire during 2014. We do not expect the effects of this risk to be material in the future based on the current operating and economic conditions in the countries in which we operate.

A hypothetical pre-tax gain (loss) in fair value from a 10.0% favorable or adverse change in quoted currency exchange rates would be approximately $1.2 million or $(1.5) million for our euro-denominated receivables, as of December 31, 2013. A hypothetical pre-tax gain (loss) in fair value from 10.0% favorable or adverse change in quoted currency exchange rates would be approximately $4.1 million or $(5.0) million for the Company’s Mexican peso-denominated payables as of December 31, 2013. It is important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged. Therefore, a hypothetical pre-tax gain or loss in fair value from a 10.0% favorable or adverse change in quoted foreign currencies would not significantly affect our results of operations, financial position or cash flows.

We have significant operations in foreign locations. As a result we are subject to the risk of price fluctuations due to the effects of exchange rates on net sales, operating costs, assets and liabilities denominated in currencies other than the U.S. dollar, particularly the Mexican peso, euro, Swedish krona, British pound and Brazilian real. We estimate that a hypothetical 10.0% favorable or adverse change of the U.S. dollar relative to other currencies in 2013 would have a pre-tax translation favorable (unfavorable) effect of $4.6 million or $(4.3) million as of December 31, 2013.

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Stoneridge, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Stoneridge, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule included in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stoneridge, Inc. and Subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stoneridge, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated March 7, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio
March 7, 2014

CONSOLIDATED BALANCE SHEETS

As of December 31 (in thousands)	2013	2012

ASSETS

Current assets:
Cash and cash equivalents	$62,825	$44,555
Accounts receivable, less reserves of $3,514 and $3,394, respectively	133,736	141,503
Inventories, net	114,058	96,032
Prepaid expenses and other current assets	29,617	28,964
Total current assets	340,236	311,054

Long-term assets:
Property, plant and equipment, net	110,872	119,147
Other assets:
Intangible assets, net	68,842	84,397
Goodwill	58,521	66,381
Investments and other long-term assets, net	9,851	11,712
Total long-term assets	248,086	281,637
Total assets	$588,322	$592,691

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of debt	$12,187	$18,925
Revolving credit facilities	-	1,160
Accounts payable	84,884	76,303
Accrued expenses and other current liabilities	56,651	57,081
Total current liabilities	153,722	153,469

Long-term liabilities:
Long-term debt, net	185,045	181,311
Deferred income taxes	57,026	59,819
Other long-term liabilities	3,995	4,258
Total long-term liabilities	246,066	245,388

Shareholders' equity:
Preferred Shares, without par value, authorized 5,000 shares, none issued	-	-
Common Shares, without par value, authorized 60,000 shares, issued 28,803 and 28,433 shares and outstanding 28,483 and 27,913 shares at December 31, 2013 and 2012, respectively, with no stated value	-	-
Additional paid-in capital	187,742	184,822
Common Shares held in treasury, 320 and 520 shares at December 31, 2013 and 2012, respectively, at cost	(519)	(1,885)
Accumulated deficit	(7,771)	(22,902)
Accumulated other comprehensive loss	(30,458)	(10,282)
Total Stoneridge Inc. shareholders' equity	148,994	149,753
Noncontrolling interest	39,540	44,081
Total shareholders' equity	188,534	193,834
Total liabilities and shareholders' equity	$588,322	$592,691

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31 (in thousands, except per share data)	2013	2012	2011

Net sales	$947,830	$938,513	$765,373

Costs and expenses:
Cost of goods sold	721,809	713,869	618,596
Selling, general and administrative	186,317	195,915	128,306
Goodwill impairment charge	-	-	4,945

Operating income	39,704	28,729	13,526

Interest expense, net	18,346	20,033	17,234
Equity in earnings of investees	(476)	(760)	(10,034)
Gain on previously held equity interest	-	-	(65,372)
Other expense, net	1,100	4,896	56

Income before income taxes	20,734	4,560	71,642

Provision for income taxes	4,226	812	26,105

Net income	16,508	3,748	45,537

Net income (loss) attributable to noncontrolling interest	1,377	(1,613)	(3,820)

Net income attributable to Stoneridge, Inc.	$15,131	$5,361	$49,357

Earnings per share attributable to Stoneridge, Inc.:
Basic	$0.57	$0.20	$2.04
Diluted	$0.56	$0.20	$2.00

Weighted-average shares outstanding:
Basic	26,671	26,377	24,181
Diluted	27,193	27,032	24,645

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years ended December 31 (in thousands)	2013	2012	2011

Net income	$16,508	$3,748	$45,537
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(17,925)	(10,502)	(5,971)
Benefit plan liability adjustments	-	(27)	-
Unrealized gain on marketable securities	-	-	16
Unrealized gain (loss) on derivatives	(2,251)	9,862	(7,722)
Other comprehensive loss, net of tax	(20,176)	(667)	(13,677)
Consolidated comprehensive income (loss)	(3,668)	3,081	31,860
Income (loss) attributable to noncontrolling interest	1,377	(1,613)	(3,820)
Comprehensive income (loss) attributable to Stoneridge, Inc.	$(5,045)	$4,694	$35,680

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31 (in thousands)	2013	2012	2011

OPERATING ACTIVITIES:
Net income	$16,508	$3,748	$45,537
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,989	28,519	18,847
Amortization, including accretion of debt discount	6,236	6,802	1,113
Deferred income taxes	(3,081)	(2,733)	23,938
Earnings of equity method investees	(476)	(760)	(10,034)
Loss (gain) on sale of fixed assets	189	(268)	(88)
Share-based compensation expense	4,974	4,890	4,423
Asset impairments	-	-	807
Goodwill impairment	-	-	4,945
Gain on previously held equity interest	-	-	(65,372)
Changes in operating assets and liabilities:
Accounts receivable, net	4,122	19,466	(11,658)
Inventories, net	(23,646)	20,995	(9,895)
Prepaid expenses and other	(2,585)	1,772	(4,783)
Accounts payable	9,485	(7,282)	(23,879)
Accrued expenses and other	2,969	396	27,020
Net cash provided by operating activities	43,684	75,545	921

INVESTING ACTIVITIES:
Capital expenditures	(25,344)	(26,352)	(26,290)
Proceeds from sale of fixed assets	107	521	3,863
Capital contribution from noncontrolling interest	-	-	397
Payment for additional interest in PST	-	(19,779)	(7,753)
Net cash used for investing activities	(25,237)	(45,610)	(29,783)

FINANCING ACTIVITIES:
Revolving credit facility borrowings	-	21,579	38,993
Revolving credit facility payments	(1,160)	(59,600)	(554)
Proceeds from issuance of other debt	25,555	22,146	1,408
Repayments of other debt	(24,382)	(48,327)	(968)
Other financing costs	-	-	(605)
Repurchase of Common Shares to satisfy employee tax withholding	(516)	(1,273)	(752)
Net cash provided by (used for) financing activities	(503)	(65,475)	37,522

Effect of exchange rate changes on cash and cash equivalents	326	1,364	(1,903)
Net change in cash and cash equivalents	18,270	(34,176)	6,757
Cash and cash equivalents at beginning of period	44,555	78,731	71,974

Cash and cash equivalents at end of period	$62,825	$44,555	$78,731

Supplemental disclosure of cash flow information:
Cash paid for interest	$18,634	$20,317	$17,494
Cash paid for income taxes, net	$6,426	$4,345	$1,365
Supplemental disclosure of non-cash financing activities:
Change in fair value of interest rate swap	$(1,419)	$1,134	$4,095
Issuance of Common Shares for acquisition of additional PST interest	$-	$10,197	$5,113

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands)	Number of Common Shares outstanding	Number of treasury shares	Additional paid-in capital	Common Shares held in treasury	Accumulated deficit	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total shareholders' equity
BALANCE, JANUARY 1, 2011	25,393	601	$161,587	$(1,118)	$(77,620)	$4,062	$4,308	$91,219

Net income (loss)	-	-	-	-	49,357	-	(3,820)	45,537
Unrealized gain on marketable securities	-	-	-	-	-	16	-	16
Unrealized loss on derivatives	-	-	-	-	-	(7,722)	-	(7,722)
Currency translation adjustments	-	-	-	-	-	(5,971)	-	(5,971)
Business acquisition	647	-	5,113				48,727	53,840
Capital contribution from noncontrolling interest	-	-	-	-	-	-	397	397
Exercise of share options	19	-	194	-	-	-	-	194
Issuance of restricted Common Shares	437	-	-	-	-	-	-	-
Forfeited restricted Common Shares	(223)	223	-	-	-	-	-	-
Repurchased Common Shares for treasury	(51)	51	-	(752)	-	-	-	(752)
Share-based compensation matters	-	-	3,881	-	-	-	-	3,881

BALANCE, DECEMBER 31, 2011	26,222	875	170,775	(1,870)	(28,263)	(9,615)	49,612	180,639

Net income (loss)	-	-	-	-	5,361	-	(1,613)	3,748
Benefit plan liability adjustments	-	-	-	-	-	(27)	-	(27)
Unrealized gain on derivatives	-	-	-	-	-	9,862	-	9,862
Currency translation adjustments	-	-	-	-	-	(10,502)	(3,918)	(14,420)
Business acquisition	1,294	-	10,197	-	-	-	-	10,197
Issuance of restricted Common Shares	653	(611)	(1,258)	1,258	-	-	-	-
Forfeited restricted Common Shares	(142)	142	-	-	-	-	-	-
Repurchased Common Shares for treasury	(114)	114	-	(1,273)	-	-	-	(1,273)
Share-based compensation matters	-	-	5,108	-	-	-	-	5,108

BALANCE, DECEMBER 31, 2012	27,913	520	184,822	(1,885)	(22,902)	(10,282)	44,081	193,834

Net income	-	-	-	-	15,131	-	1,377	16,508
Unrealized loss on derivatives	-	-	-	-	-	(2,251)	-	(2,251)
Currency translation adjustments	-	-	-	-	-	(17,925)	(5,706)	(23,631)
PST dividends	-	-	-	-	-	-	(212)	(212)
Issuance of restricted Common Shares	883	(513)	(1,882)	1,882	-	-	-	-
Forfeited restricted Common Shares	(233)	233	-	-	-	-	-	-
Repurchased Common Shares for treasury	(80)	80	-	(516)	-	-	-	(516)
Share-based compensation matters	-	-	4,802	-	-	-	-	4,802

BALANCE, DECEMBER 31, 2013	28,483	320	$187,742	$(519)	$(7,771)	$(30,458)	$39,540	$188,534

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Stoneridge, Inc. and its wholly-owned and majority-owned subsidiaries (collectively, the “Company”). Intercompany transactions and balances have been eliminated in consolidation. The Company analyzes its ownership interests in accordance with Accounting Standards Codification “ASC” Topic 810 to determine whether they are VIE’s and, if so, whether the Company is the primary beneficiary.  The Company’s investment in Minda Stoneridge Instruments Ltd. (“Minda”) at December 31, 2013, 2012 and 2011 was determined under the provisions of ASC Topic 810 to be an unconsolidated entity and was accounted for under the equity method of accounting based on our 49% noncontrolling interest.

On December 31, 2011, the Company completed the acquisition of an additional 24% controlling interest in PST Eletrônica Ltda. (“PST”). As a result, the Company owns 74% of the outstanding equity of PST.

PST’s results for the years ended December 31, 2013 and 2012 were consolidated such that 100% of PST’s operations were included in each line from net sales through net income in the Company’s consolidated statements of operations with the 26% noncontrolling interest reduced (increased) in the net income (loss) attributable to noncontrolling interest line.

PST’s results for the year ended December 31, 2011 were accounted for as an unconsolidated joint venture under the equity method of accounting such that our 50% portion of PST’s after-tax earnings were included within equity in earnings of investees in the consolidated statements of operations as a controlling interest in PST was not acquired until the close of business on December 31, 2011.

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

Cash and Cash Equivalents

The Company’s cash and cash equivalents are actively traded money market funds with short-term investments in marketable securities, primarily U.S. government securities. Cash and cash equivalents are stated at cost, which approximates fair value, due to the highly liquid nature and short-term duration of the underlying securities.

Accounts Receivable and Concentration of Credit Risk

Revenues are principally generated from the commercial, automotive, agricultural, motorcycle and off-highway vehicle markets. The Company’s largest customers were Deere & Company (“Deere”) and Navistar International Corporation (“Navistar”), primarily related to the Wiring reportable segment, and accounted for the following percentages of consolidated net sales for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Deere	14%	13%	15%
Navistar	13%	18%	24%

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

Inventories

Inventories are valued at the lower of cost (using either the first-in, first-out (“FIFO”) or average cost methods) or market. The Company evaluates and adjusts as necessary its excess and obsolescence reserve on a quarterly basis. Excess inventories are quantities of items that exceed anticipated sales or usage for a reasonable period. The Company has guidelines for calculating provisions for excess inventories based on the number of months of inventories on hand compared to anticipated sales or usage. Management uses its judgment to forecast sales or usage and to determine what constitutes a reasonable period. Inventory cost includes material, labor and overhead. Inventories consist of the following:

As of December 31	2013	2012
Raw materials	$71,631	$64,340
Work-in-progress	16,168	13,621
Finished goods	26,259	18,071
Total inventories, net	$114,058	$96,032

Inventory valued using the FIFO method was $67,750 and $57,004 at December 31, 2013 and 2012, respectively. Inventory valued using the average cost method was $46,308 and $39,028 at December 31, 2013 and 2012, respectively.

Pre-production Costs Related to Long-term Supply Arrangements

Engineering, research and development and other design and development costs for products sold on long-term supply arrangements are expensed as incurred unless the Company has a contractual guarantee for reimbursement from the customer. Costs for molds, dies and other tools used to make products sold on long-term supply arrangements for which the Company either has title to the assets or has the noncancelable right to use the assets during the term of the supply arrangement are capitalized in property, plant and equipment and amortized to cost of sales over the shorter of the term of the arrangement or over the estimated useful lives of the assets, typically three to five years. Costs for molds, dies and other tools used to make products sold on long-term supply arrangements for which the Company has a contractual guarantee to a lump sum reimbursement from the customer are capitalized as a component of prepaid expenses and other current assets within the consolidated balance sheets. The amounts recorded related to these pre-production costs as of December 31, 2013 and 2012 were $12,944 and $8,631, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and consist of the following:

As of December 31	2013	2012
Land and land improvements	$4,861	$5,117
Buildings and improvements	43,630	45,940
Machinery and equipment	208,243	196,003
Office furniture and fixtures	8,351	8,856
Tooling	70,050	71,045
Information technology	33,759	33,009
Vehicles	426	1,456
Leasehold improvements	3,447	3,560
Construction in progress	14,336	17,656
Total property, plant, and equipment	387,103	382,642
Less: accumulated depreciation	(276,231)	(263,495)
Property, plant and equipment, net	$110,872	$119,147

Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $28,989, $28,519 and $18,847, respectively. Depreciable lives within each property classification are as follows:

Buildings and improvements	10-40 years
Machinery and equipment	3-10 years
Office furniture and fixtures	3-10 years
Tooling	2-5 years
Information technology	3-5 years
Vehicles	3-5 years
Leasehold improvements	shorter of lease term or 3-10 years

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

Impairment of Long-Lived or Finite-Lived Assets

The Company reviews the carrying value of its long-lived assets and finite-lived intangible assets for impairment when events or circumstances indicate that their carrying value may not be recoverable. Factors the Company considers important that could trigger testing of the related asset groups for an impairment include current period operating or cash flow losses combined with a history of operating or cash flow losses, a projection or forecast that demonstrates continuing losses, significant adverse changes in the business climate within a particular business or current expectations that a long-lived asset will be sold or otherwise disposed of significantly before the end of its estimated useful life. To test for impairment, the estimated undiscounted cash flows expected to be generated from the use and disposal of the asset or asset group is compared to its carrying value. An asset group is established by identifying the lowest level of cash flows generated by the group of assets that are largely independent of cash flows of other assets. If cash flows cannot be separately and independently identified for a single asset, we will determine whether an impairment has occurred for the group of assets for which we can identify projected cash flows. If these undiscounted cash flows are less than their respective carrying values, an impairment charge would be recognized to the extent that the carrying values exceed estimated fair values. Although third-party estimates of fair value are utilized when available, the estimation of undiscounted cash flows and fair value requires us to make assumptions regarding future operating results. The results of the impairment testing are dependent on these estimates which require judgment. The occurrence of certain events, including changes in economic and competitive conditions, could impact cash flows eventually realized and management’s ability to accurately assess whether an asset is impaired.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

During the year ended December 31, 2011, the Company recorded an impairment charge of $807 in its Wiring reportable segment related to certain capitalized software costs that were determined to no longer represent a future realizable benefit. This charge is recorded in the consolidated statements of operations as a component of selling, general and administrative expenses. No material impairment charges were recorded in 2013 or 2012 for long-lived or finite-lived intangible assets.

Acquisitions

PST Eletrônica Ltda.

On December 31, 2011, the Company acquired a controlling interest in PST, by increasing its interest from 50% to 74%. Prior to the acquisition of the additional interest, the PST joint venture was accounted for under the equity method of accounting. On the date of acquisition of controlling interest, PST became a consolidated subsidiary and a new reportable segment of the Company. PST’s results of operations were consolidated and included in the Company’s consolidated statements of operations, comprehensive income and cash flows for the year ended December 31, 2013 and 2012. For the year ended December 31, 2011, PST’s results of operations and cash flows were included in the Company’s consolidated statements of operations and cash flows as equity in earnings of investees. PST’s financial position is included in the consolidated balance sheets at December 31, 2013 and 2012.

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

Goodwill of $67,118 was calculated as the excess of the fair value of consideration transferred over the fair market value of the identifiable assets and liabilities and represents the future economic benefits arising from other assets acquired that could not be separately recognized. Goodwill is reported in the Company’s PST segment and is not deductible for income tax purposes.

The Company identified $97,398 of intangible assets that include; $47,126 assigned to customer lists with a 15 year useful life; $31,400 assigned to trademarks with a 20 year useful life; and $18,872 assigned to technology with a 17 year weighted-average useful life. The fair value of the identifiable intangible assets was determined using an income approach.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

The following unaudited pro forma information reflects the Company’s consolidated results of operations as if the acquisition had occurred on January 1, 2011. The unaudited pro forma information is not necessarily indicative of the results of operations that the Company would have reported had the transaction actually occurred at the beginning this period, nor is it necessarily indicative of future results.

Years ended December 31	2011
Net sales	$999,553
Net income attributable to Stoneridge, Inc.	$10,608

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

Bolton Conductive Systems, LLC

On October 13, 2009, the Company acquired a 51% controlling interest in Bolton Conductive Systems, LLC (“BCS”) for a purchase price of $5,967, net of cash acquired. BCS designs and manufactures a wide variety of electrical solutions for the military, automotive, marine and specialty vehicle markets. The Company purchased the remaining 49% noncontrolling interest in BCS in February 2013 for a nominal amount, which was treated as an equity transaction.

During the period from February 2013 through December 2013, 100% of BCS results of operations were included in the Company’s consolidated statements of operations. During the years ended December 31, 2012 and 2011, 49% of BCS’s results were included within loss attributable to noncontrolling interest within the consolidated statements of operations.

Goodwill and Other Intangible Assets

The total purchase price associated with acquisitions is allocated to the acquisition date fair values of identifiable assets acquired and liabilities assumed, with the excess purchase price assigned to goodwill.

In 2011, the Company recorded goodwill of $67,118 related to the acquisition of PST (see Acquisitions above). In 2009, the Company recorded goodwill of $9,118 within the Wiring segment related to the BCS acquisition. The goodwill related to these acquisitions is not deductible for income tax purposes. The remainder of the December 31, 2013 and 2012 goodwill balance relates to the 2008 acquisition of Magnum Trade AB, which is included within the Electronics segment.

Goodwill as of December 31, 2013 and 2012, and changes in the carrying amount of goodwill by segment were as follows:

			Control
	Electronics	Wiring	Devices	PST	Total
Balance at January 1, 2012	$564	$4,173	$-	$67,118	$71,855
Currency translation	34	-	-	(5,508)	(5,474)
Balance at December 31, 2012	598	4,173	-	61,610	66,381
Currency translation	6	-	-	(7,866)	(7,860)
Balance at December 31, 2013	$604	$4,173	$-	$53,744	$58,521

Goodwill is subject to an annual assessment for impairment (or more frequently if impairment indicators arise) by applying a fair value-based test.

The Company performed its annual impairment test of goodwill as of the beginning of the fourth quarter. The Company utilized an income approach (discounted cash flow method) valuation technique in determining the fair value of the Company’s applicable reporting units in the annual impairment test of goodwill. The discounted cash flow method utilizes a market-derived rate of return to discount anticipated performance.

The income approach methodology is applied to the reporting units’ projected future financial performance. The impairment review is highly judgmental and involves the use of significant estimates and assumptions. These estimates and assumptions have a significant impact on the amount of impairment charge recorded, if any. The discounted cash flow method is dependent upon assumption of future sales trends, market conditions and cash flows of each reporting unit over several years. Actual cash flows in the future may differ significantly from those previously forecasted. Other significant assumptions include growth rates and the discount rate applicable to future cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

During the year ended December 31, 2011, the Company recorded a goodwill impairment charge of $4,945 within the Wiring reportable segment. The goodwill impairment charge reduced the carrying value of BCS goodwill to $4,173 and was the result of a decline in business activity due to a reduction in military and defense related spending by customers since the Company’s acquisition of BCS. No impairment was identified in the Wiring segment for the years ended December 31, 2013 or 2012.

The Company’s accumulated goodwill impairment loss for the years ended December 31, 2013 and 2012 was $253,570.

Intangible assets, net at December 31, 2013 and 2012 consisted of the following:

	Acquisition	Accumulated
As of December 31, 2013	cost	amortization	Net
Customer lists	$38,451	$(5,402)	$33,049
Trademarks	25,572	(2,943)	22,629
Technology	15,111	(1,947)	13,164
Other	57	(57)	-
Total	$79,191	$(10,349)	$68,842

	Acquisition	Accumulated
As of December 31, 2012	cost	amortization	Net
Customer lists	$43,973	$(3,166)	$40,807
Trademarks	29,252	(1,870)	27,382
Technology	17,323	(1,115)	16,208
Other	66	(66)	-
Total	$90,614	$(6,217)	$84,397

The Company recognized $5,275, $5,940 and $238 of amortization expense in 2013, 2012 and 2011, respectively. Amortization expense is included as a component of selling, general and administrative on the consolidated statements of operations. Amortization expense for intangible assets is estimated to be approximately $5,000 for the years 2014 through 2019 and the weighted-average remaining amortization period is approximately 15 years.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

As of December 31	2013	2012
Compensation related liabilities	$24,631	$22,620
Product warranty and recall obligations	5,462	5,613
Other (A)	26,558	28,848
Total accrued expenses and other current liabilities	$56,651	$57,081

(A)	“Other” is comprised of miscellaneous accruals, none of which contributed a significant portion of the total.

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

The Company's policy is to provide for uncertain tax positions and the related interest and penalties based upon management's assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.  At December 31, 2013, the Company believes it has appropriately accounted for any unrecognized tax benefits (see Note 5).  To the extent the Company prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the Company's effective tax rate in a given financial statement period may be affected.

Currency Translation

The financial statements of foreign subsidiaries, where the local currency is the functional currency, are translated into U.S. dollars using exchange rates in effect at the period end for assets and liabilities and average exchange rates during each reporting period for the results of operations. Adjustments resulting from translation of financial statements are reflected as a component of accumulated other comprehensive loss. Foreign currency transactions are remeasured into the functional currency using translation rates in effect at the time of the transaction, with the resulting adjustments included on the consolidated statements of operations within other expense, net. These foreign currency transaction losses, including the impact of hedging activities, were $1,752, $4,275 and $106 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Shipping and Handling Costs

Shipping and handling costs are included in cost of goods sold on the consolidated statements of operations.

Product Warranty and Recall Reserves

Amounts accrued for product warranty and recall claims are established based on the Company’s best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet dates. These accruals are based on several factors including past experience, production changes, industry developments and various other considerations. The Company can provide no assurances that it will not experience material claims in the future or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued or beyond what the Company may recover from its suppliers. The current portion of the product warranty and recall reserve is included as a component of accrued expenses and other current liabilities on the consolidated balance sheets. Product warranty and recall includes $1,019 and $494 of a long-term liability at December 31, 2013 and 2012, respectively, which is included as a component of other long-term liabilities on the consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

The following provides a reconciliation of changes in the product warranty and recall reserve:

Years ended December 31	2013	2012
Product warranty and recall at beginning of period	$6,107	$5,301
Accruals for products shipped during period	4,793	3,288
Aggregate changes in pre-existing liabilities due to claim developments	1,715	1,062
Settlements made during the period (in cash or in kind)	(6,134)	(3,544)
Product warranty and recall at end of period	$6,481	$6,107

Product Development Expenses

Expenses associated with the development of new products and changes to existing products are charged to expense as incurred and are included in the Company’s consolidated statements of operations as a component of selling, general and administrative. These product development costs amounted to $45,261, $44,798 and $35,263 in years ended December 31, 2013, 2012 and 2011, respectively, or 4.8%, 4.8% and 4.6% of net sales for these respective periods.

Share-Based Compensation

At December 31, 2013, the Company had three types of share-based compensation plans: (1) Long-Term Incentive Plan, as amended, (2) Directors’ Share Option Plan and (3) the Amended Directors’ Restricted Shares Plan. One plan is for employees and two plans are for non-employee directors. The Long-Term Incentive Plan is made up of the Long-Term Incentive Plan that was approved by the Company's shareholders on September 30, 1997, which expired on June 30, 2007, and the Amended and Restated Long-Term Incentive Plan, as amended, that was approved by shareholders on May 17, 2010, and expires on April 24, 2016.

Total compensation expense recognized as a component of selling, general and administrative on the consolidated statements of operations for share-based compensation arrangements was $4,974, $4,890 and $4,423 for the years ended December 31, 2013, 2012 and 2011, respectively. Of these amounts, $155, $47 and $375 for the years ended December 31, 2013, 2012 and 2011, respectively, were related to the Long-Term Cash Incentive Plan “Phantom Shares” discussed in Note 8. There was no share-based compensation expense capitalized in inventory during 2013, 2012 or 2011.

Financial Instruments and Derivative Financial Instruments

Financial instruments, including derivative financial instruments, held by the Company include cash and cash equivalents, accounts receivable, accounts payable, long-term debt, an interest rate swap, fixed price commodity contracts and foreign currency forward contracts. The carrying value of cash and cash equivalents, accounts receivable and accounts payable is considered to be representative of fair value because of the short maturity of these instruments. See Note 9 for fair value disclosures of the Company’s financial instruments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

Actual weighted-average Common Shares outstanding used in calculating basic and diluted net income per share were as follows:

Years ended December 31	2013	2012	2011
Basic weighted-average shares outstanding	26,670,501	26,377,352	24,180,671
Effect of dilutive securities	522,984	654,518	464,258
Diluted weighted-average shares outstanding	27,193,485	27,031,870	24,644,929

Options not included in the computation of diluted net income per share to purchase 20,000, 59,000 and 50,000 Common Shares at an average price of $15.73, $12.20 and $15.73 per share were outstanding at December 31, 2013, 2012 and 2011, respectively. These outstanding options were not included in the computation of diluted net income per share because their respective exercise prices were greater than the average closing market price of Company Common Shares.

There were 663,750, 635,850 and 419,100 performance-based restricted Common Shares outstanding at December 31, 2013, 2012 and 2011, respectively. These shares were not included in the computation of diluted net income per share because all vesting conditions have not been and are not expected to be achieved as of December 31, 2013, 2012 and 2011. These shares may become dilutive based on the Company’s ability to meet or exceed future performance targets.

Deferred Finance Costs

Deferred finance costs are being amortized over the life of the related financial instrument using the straight-line method, which approximates the effective interest method. The 2.5% discount to the initial purchasers of the Company’s senior secured notes is being accreted using the effective interest rate of 10.0% over the life of the senior secured notes. Deferred finance cost amortization and debt discount accretion for the years ended December 31, 2013, 2012 and 2011 was $961, $862 and $875, respectively, and is included as a component of interest expense, net on the consolidated statements of operations. As of December 31, 2013 and 2012, deferred financing costs, net were $1,168 and $1,564, respectively and were included on the consolidated balance sheets as a component of investments and other long-term assets, net.

Changes in Accumulated Other Comprehensive Loss by Component

Changes in accumulated other comprehensive loss for the years ended December 31, 2013 and 2012 were as follows:

	Foreign		Benefit
	currency		plan
	translation	Derivatives	liability	Total
Balance at January 1, 2013	$(12,410)	$2,140	$(12)	$(10,282)

Other comprehensive loss before reclassifications	(17,925)	(325)	-	(18,250)
Amounts reclassified from accumulated other comprehensive loss	-	(1,926)	-	(1,926)
Net other comprehensive loss, net of tax	(17,925)	(2,251)	-	(20,176)

Balance at December 31, 2013	$(30,335)	$(111)	$(12)	$(30,458)

Balance at January 1, 2012	$(1,908)	$(7,722)	$15	$(9,615)

Other comprehensive income (loss) before reclassifications	(10,502)	7,106	-	(3,396)
Amounts reclassified from accumulated other comprehensive loss	-	2,756	(27)	2,729
Net other comprehensive income (loss), net of tax	(10,502)	9,862	(27)	(667)

Balance at December 31, 2012	$(12,410)	$2,140	$(12)	$(10,282)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

Recently Adopted Accounting Standards

In February 2013, the Financial Accounting Standards Board ("FASB") issued an accounting standards update requiring new disclosures about reclassifications from accumulated other comprehensive loss to net income. These disclosures may be presented on the face of the statements or in the notes to the consolidated financial statements. The standards update is effective for fiscal years beginning after December 15, 2012. We adopted this standards update on January 1, 2013 and revised our disclosures, see above.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to their 2013 presentation in the consolidated financial statements.

3. Investments

Minda Stoneridge Instruments Ltd.

The Company has a 49% interest in Minda, a company based in India that manufactures electronics, instrumentation equipment and sensors for the motorcycle and commercial vehicle markets. The investment is accounted for under the equity method of accounting. The Company’s investment in Minda, recorded as a component of investments and other long-term assets, net on the consolidated balance sheets, was $5,981 and $6,215 as of December 31, 2013 and 2012, respectively. Equity in earnings of Minda included in the consolidated statements of operations was $476, $760 and $1,229 for the years ended December 31, 2013, 2012 and 2011, respectively.

PST Eletrônica Ltda.

The Company has a 74% controlling interest in PST for the years ended December 31, 2013 and 2012. Noncontrolling interest in PST decreased by $4,537 to $39,540 at December 31, 2013 due to a change in foreign currency translation of $5,706 and a dividend of $212 partially offset by a proportionate share of its net income of $1,381 for the year ended December 31, 2013.  Noncontrolling interest in PST decreased by $4,651 to $44,076 at December 31, 2012 due to a change in foreign currency translation of $3,918 and a proportionate share of its net loss of $733 for the year ended December 31, 2012. Comprehensive loss related to the PST noncontrolling interest was $4,325 and $4,651 for the years ended December 31, 2013 and 2012, respectively.

Prior to the acquisition of controlling interest on December 31, 2011, PST was an unconsolidated joint venture accounted for under the equity method of accounting. Condensed financial information of PST for the year ended December 31, 2011 was as follows:

Net sales	$234,160
Cost of goods sold	$132,489

Total income before income taxes	$20,995
The Company's share of income before income taxes	$10,498

Equity in earnings of PST included in the consolidated statements of operations was $8,805 for the year ended December 31, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

4. Debt

			Weighted
	Principal Outstanding at		Average
	December 31,	December 31,	Interest as of
	2013	2012	December 31, 2013	Maturity
Revolving Credit Facilities
Asset-based credit facility	$-	$-	N/A	Dec - 2016
BCS revolver	-	1,160	N/A	Feb - 2013
Total revolving credit facilities	$-	$1,160

Debt
Senior secured notes, net of discount
and swap fair value adjustment (A)	$173,061	$173,916	9.50%	Oct - 2017
PST short-term notes	4,822	16,161	1.70% - 16.56%	Various 2014
PST long-term notes	16,896	8,155	4.00% - 5.50%	2014 - 2019
Suzhou note	1,487	1,445	7.00%	Feb - 2014
Other	966	559
Total debt	197,232	200,236
Less: current portion	(12,187)	(18,925)
Total long-term debt, net	$185,045	$181,311

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

The available borrowing capacity on the Credit Facility is based on eligible current assets, as defined. At December 31, 2013 and 2012, the Company had undrawn borrowing capacity of approximately $71,072 and $74,060, respectively, based on eligible current assets. The Credit Facility contains financial performance covenants which would only constrain the Company’s borrowing capacity if our undrawn availability falls below $20,000. However, restrictions include limits on capital expenditures, operating leases, dividends and investment activities in a negative covenant which limits investment activities to $15,000 minus certain guarantees and obligations.

The Company was in compliance with all Credit Facility covenants at December 31, 2013 and 2012.

On October 13, 2009, BCS entered into a master revolving note (the "BCS Revolver"), subject to an annual renewal, which permitted borrowing up to a maximum level of $3,000. At December 31, 2012, the Company had outstanding borrowings under this facility of $1,160 and did not have any remaining borrowing capacity based on an advance formula, as defined. The BCS Revolver was paid off and the agreement was terminated in February 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

Debt

On October 4, 2010, the Company issued $175,000 of senior secured notes which were included as a component of long-term debt, net on the consolidated balance sheets. The senior secured notes were issued at a 2.5% discount to the initial purchasers for which the remaining balance at December 31, 2013 and 2012 was $2,732 and $3,296, respectively. The senior secured notes are redeemable in full, at the Company’s option, beginning October 15, 2014 at 104.75%. Interest payments are payable on April 15 and October 15 of each year. The senior secured notes indenture limits the amount of the Company and its restricted subsidiaries’ indebtedness, restricts certain payments and includes various other non-financial restrictive covenants. The Company was in compliance with all covenants at December 31, 2013 and 2012. The senior secured notes are guaranteed by all of the Company’s existing domestic restricted subsidiaries. All other restricted subsidiaries that guarantee any indebtedness of the Company or the guarantors will also guarantee the senior secured notes.

Our consolidated subsidiary, PST ,maintains several term notes used for working capital purposes including a new term loan (the "PST note") entered into on March 19, 2013 for 25,000 Brazilian real which had a U.S. dollar equivalent outstanding balance of $10,697 at December 31, 2013. The PST note matures on February 15, 2016 with interest payable monthly at a fixed interest rate of 5.5%. PST's other short-term and long-term notes also have fixed interest rates. Depending on the specific note, interest is payable either monthly or annually. The noncurrent portion of the PST long-term notes at December 31, 2013 is $11,909 and mature as follows: $6,616 in 2015, $2,122 in 2016 and $1,057 annually in 2017 through 2019. As of December 31, 2013 and 2012, PST was in compliance with all note covenants.

On August 29, 2012, the Company's wholly-owned subsidiary located in Suzhou, China entered into a term loan for 9,000 Chinese yuan which matured in August 2013. On August 21, 2013, the subsidiary entered into a new term loan for 9,000 Chinese yuan (the "Suzhou note"). The U.S. dollar equivalent outstanding loan balance was $1,487 and $1,445 at December 31, 2013 and 2012, respectively, under these term loan agreements. The Suzhou note is included on the consolidated balance sheets as a component of current portion of long-term debt. Interest is payable quarterly at 125.0% of the one-year lending rate published by The People's Bank of China.

The Company's wholly-owned subsidiary located in Stockholm, Sweden, has an overdraft credit line which allows overdrafts on the subsidiary's bank account up to a maximum level of 20,000 Swedish krona, or $3,107 and $3,075, at December 31, 2013 and 2012, respectively. At December 31, 2013 and 2012, there were no overdrafts on this bank account.

At December 31, 2013, the future maturities of long-term debt were as follows:

Year ended December 31
2014	$12,187
2015	6,691
2016	177,122
2017	1,057
2018	1,057
Thereafter	1,057
Total	$199,171

5. Income Taxes

The provision for income taxes included in the accompanying consolidated financial statements represents federal, state and foreign income taxes. The components of income before income taxes and the provision for income taxes consist of the following:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

Years ended December 31	2013	2012	2011
Income (loss) before income taxes:
Domestic	$(1,118)	$3,411	$62,510
Foreign	21,852	1,149	9,132
Total income before income taxes	$20,734	$4,560	$71,642

Provision for income taxes:
Current:
Federal	$-	-	-
State and foreign	7,307	3,545	2,167
Total current provision	7,307	3,545	2,167

Deferred:
Federal	-	98	23,443
State and foreign	(3,081)	(2,831)	495
Total deferred provision (benefit)	(3,081)	(2,733)	23,938
Total provision for income taxes	$4,226	$812	$26,105

A reconciliation of the Company’s effective income tax rate to the statutory federal tax rate is as follows:

Years ended December 31	2013	2012	2011
Statutory U.S. deferal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.7	3.8	0.2
Tax credits	(4.7)	-	(1.4)
Foreign tax rate differential	(16.5)	(16.1)	(1.4)
Reduction (increase) of income tax accruals	(1.3)	0.5	0.1
Tax on foreign dividends, net of foreign tax credits	(3.2)	45.6	1.1
Reduction of deferred taxes	3.6	6.4	0.3
Valuation allowances	2.2	(78.3)	(1.4)
Loss of domestic flow-through entity not attributable to Stoneridge, Inc.	-	6.8	1.9
Non-deductible compensation	3.4	12.8	0.3
Other	(0.8)	1.3	1.7
Effective income tax rate	20.4%	17.8%	36.4%

The Company recognized a provision for income taxes of $4,226 or 20.4%, $812 or 17.8% and $26,105 or 36.4% of income before income tax for federal, state and foreign income taxes for the years ended December 31, 2013, 2012 and 2011, respectively. The increase in tax expense for the year ended December 31, 2013 compared to the same period for 2012 was related to the improved financial performance of our Swedish and Brazilian operations. The results of our U.S. operations do not impact tax expense due to the valuation allowance. However, the income or loss of the U.S. operations does impact the effective tax rate. The effective tax rate for 2013 increased primarily due to a decline in the financial performance of the U.S. operations.

A deferred tax liability of $456 has been recorded related to earnings that are not considered indefinitely reinvested related to Brazil. The Company has not recorded deferred income taxes on the remaining undistributed earnings of its foreign subsidiaries because of management’s intent and ability to indefinitely reinvest such earnings. At December 31, 2013 the aggregate undistributed earnings of our foreign subsidiaries amounted to $27,509 The Company may be subject to U.S. income taxes and foreign withholding taxes if these earnings were distributed. It is not practical to estimate the amount of taxes, if any, that may be payable on these earnings as that estimate depends upon circumstances that would exist at the time a remittance occurs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

Significant components of the Company’s deferred tax assets and liabilities were as follows:

As of December 31	2013	2012
Deferred tax assets:
Inventories	$2,943	$3,200
Employee salary and benefits	3,653	3,860
Insurance	489	562
Depreciation and amortization	2,359	10,029
Net operating loss carryforwards	45,859	39,834
General business credit carryforwards	12,900	11,897
Reserves not currently deductible	8,883	9,643
Gross deferred tax assets	77,086	79,025
Less: Valuation allowance	(71,827)	(71,790)
Deferred tax assets less valuation allowance	5,259	7,235

Deferred tax liabilities:
Depreciation and amortization	(23,718)	(29,615)
Basis difference - equity investee	(31,016)	(31,016)
Other	(1,764)	(4,315)
Gross deferred tax liabilities	(56,498)	(64,946)

Net deferred tax liability	$(51,239)	$(57,711)

The Company has concluded based on objective evidence that at December 31, 2013 and 2012 it is more likely than not that sufficient taxable income will not be generated to utilize the remaining U.S. federal, and certain state and foreign, deferred tax assets before they expire and as such a valuation allowance has been recorded. The valuation allowance represents the amount of tax benefit related to U.S. federal, state and foreign net operating losses, credits and other deferred tax assets.

The Company has net operating loss carry forwards of $106,637, $96,260 and $22,381 for U.S. federal, state and foreign tax jurisdictions, respectively. The U.S. federal net operating losses, if unused, begin to expire in December 31, 2025, the state net operating losses expire at various times and the foreign net operating losses expire at various times or have indefinite expiration dates. The Company has general business and foreign tax credit carry forwards of $12,271, $2,005 and $1,908 for U.S. federal, state and foreign jurisdictions respectively. The U.S. federal general business credits, if unused, begin to expire in December 31, 2021, and the state and foreign tax credits expire at various times. The Company is required to provide a deferred tax liability corresponding to the difference between the financial reporting basis (which was remeasured to fair value upon the acquisition of an additional 24% of PST in 2011) and the tax basis in the previously held 50% ownership interest in PST (the “outside” basis difference). This outside basis difference will generally remain fixed until (1) dividends from the subsidiary exceed the parent’s share of earnings subsequent to the date it became a subsidiary or (2) there is a transaction that affects the Company’s ownership of PST.

During the fourth quarter of 2010 we undertook a secondary offering. As a result of the secondary offering a substantial change in our ownership occurred and we experienced an ownership change pursuant to Section 382 of the Code. There was no impact to current or deferred income taxes resulting from the ownership change.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

The following is a reconciliation of the Company’s total gross unrecognized tax benefits:

	2013	2012	2011
Balance as of January 1	$3,416	$3,452	$3,101

Tax positions related to the current year:
Additions	217	93	381
Tax positions related to the prior years:
Additions	216	-	28
Reductions	(71)	(58)	-
Expirations of statutes of limitation	(154)	(71)	(58)

Balance as of December 31	$3,624	$3,416	$3,452

At December 31, 2013 the Company has classified $639 as a noncurrent liability and $3,329 as a reduction to non-current deferred income tax assets. The amount of unrecognized tax benefits is not expected to change significantly during the next 12 months. Management is currently unaware of issues under review that could result in a significant change or a material deviation in this estimate.

If the Company’s tax positions at December 31, 2013 are sustained by the taxing authorities in favor of the Company, approximately $3,547 would affect the Company’s effective tax rate.

Consistent with historical financial reporting, the Company has elected to classify interest expense and, if applicable, penalties which could be assessed related to unrecognized tax benefits as a component of income tax expense. For the years ended December 31, 2013, 2012 and 2011, the Company recognized approximately $(82), $64 and $67 of gross interest and penalties, respectively. The Company has accrued approximately $624 and $706 for the payment of interest and penalties at December 31, 2013 and 2012, respectively.

The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. The following table summarizes the open tax years for each important jurisdiction:

Jurisdiction	Open Tax Years
U.S. Federal	2010-2013
Brazil	2008-2013
China	2010-2013
France	2009-2013
Mexico	2009-2013
Spain	2009-2013
Sweden	2008-2013
United Kingdom	2009-2013

6. Operating Lease Commitments

The Company leases equipment, vehicles and buildings from third parties under operating lease agreements. For the years ended December 31, 2013, 2012 and 2011, lease expense totaled $8,447, $8,810 and $7,403, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

Future minimum operating lease commitments as of December 31, 2013 were as follows:

Year ended December 31,
2014	$5,815
2015	3,146
2016	2,069
2017	1,882
2018	1,106
Thereafter	80
Total	$14,098

7. Share-Based Compensation Plans

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

In April 2006, the Company’s shareholders approved the Amended and Restated Long-Term Incentive Plan (the "2006 Plan") and reserved 3,000,000 Common Shares of which the maximum number of Common Shares which may be issued subject to incentive stock options is 500,000. In May 2013, shareholders approved an amendment to the 2006 Plan to increase the number of shares from 3,000,000 to 4,500,000. Under the 2006 Plan, as of December 31, 2013, the Company has issued 3,319,200 restricted Common Shares, of which 2,145,300 are time-based with cliff vesting using the straight-line method and 1,173,900 are performance-based. Restricted Common Shares awarded under the Incentive Plan entitle the shareholder to all the rights of Common Share ownership except that the shares may not be sold, transferred, pledged, exchanged, or otherwise disposed of during the vesting period.

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

In 2010 and 2013, pursuant to the 2006 Plan, the Company granted time-based restricted Common Share and market-based restricted Common Share awards. The time-based restricted Common Share awards cliff vest three years after the date of grant. The performance-based restricted Common Share awards vest and are no longer subject to forfeiture upon the recipient remaining an employee of the Company for three years from the date of grant and upon the Company attaining certain targets of performance measured against a peer group’s performance in terms of total return to shareholders.

In 2011 and 2012, pursuant to the 2006 Plan, the Company granted time-based, market-based and performance-based restricted Common Share awards. The time-based restricted Common Share awards cliff vest three years after the date of grant. The performance-based restricted Common Share awards vest and are no longer subject to forfeiture upon the recipient remaining an employee of the Company for three years from the date of grant and, for one half of the annual awards, upon the Company attaining certain targets of performance measured against a peer group’s performance in terms of total shareholder return and, for the remaining half of the annual awards, upon achieving certain annual net income per share targets established by the Company during the performance period of the award.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

In April 2005, the Company adopted the Directors’ Restricted Shares Plan (“Director Share Plan”) and reserved 500,000 Common Shares for issuance under the Director Share Plan. In May 2013, shareholders approved an amendment to the Director Share Plan to increase the number of shares for issuance from 500,000 to 700,000. Under the Director Share Plan, the Company has cumulatively issued 435,534 restricted Common Shares. Shares issued under the Director Share Plan during 2010, 2011, 2012 and 2013 cliff vest one year after the date of grant.

Options

A summary of option activity under the plans noted above as of December 31, 2013, and changes during the year ended are presented below:

			Weighted-
		Weighted-	average
		average	remaining
	Share	exercise	contractual
	options	price	term
Outstanding as of December 31, 2012	59,000	$12.20
Expired	(39,000)	$10.39
Exercised	-	$-
Outstanding and exercisable as of December 31, 2013	20,000	$15.73	0.36

There were no options granted during the years ended December 31, 2013, 2012 and 2011, and all outstanding options have vested.

The intrinsic value of options outstanding and exercisable is the difference between the fair market value of the Company’s Common Shares on the applicable date (“Measurement Value”) and the exercise price of those options that had an exercise price that was less than the Measurement Value. The intrinsic value of options exercised is the difference between the fair market value of the Company’s Common Shares on the date of exercise and the exercise price. There were no options exercised during the years ended December 31, 2013 and 2012. The total intrinsic value of options exercised during the year ended December 31, 2011 was $117.

As of December 31, 2013, 2012, and 2011, the aggregate intrinsic value of both outstanding and exercisable options was $0, $0, and $5, respectively.

Restricted Shares

The fair value of the non-vested time-based restricted Common Share awards was calculated using the market value of the shares on the date of issuance. The weighted-average grant-date fair value of time-based restricted Common Shares granted during the years ended December 31, 2013, 2012 and 2011 was $6.13, $9.95 and $15.79, respectively.

The fair value of the non-vested performance-based restricted Common Share awards with a performance condition requiring the Company to obtain certain earnings per share targets was estimated using the market value of the shares on the date of grant. The fair value of non-vested performance-based restricted Common Share awards with a market condition requiring the Company to obtain a total shareholder return target relative to a group of peer companies was estimated using a Monte Carlo valuation model taking into consideration the probability of achievement using multiple simulations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

A summary of the status of the Company’s non-vested restricted Common Shares as of December 31, 2013 and the changes during the year then ended, are presented below:

	Time-based awards		Performance-based awards
		Weighted-		Weighted-
	Common	average grant-	Common	average grant-
	shares	date fair value	shares	date fair value
Non-vested as of December 31, 2012	842,830	$10.31	635,850	$10.78
Granted	633,470	$6.13	248,850	$7.52
Vested	(337,369)	$7.42	-	$-
Forfeited	(12,061)	$9.68	(220,950)	$6.92
Non-vested as of December 31, 2013	1,126,870	$8.83	663,750	$11.45

As of December 31, 2013, total unrecognized compensation cost related to non-vested time-based restricted Common Share awards granted was $3,330. That cost is expected to be recognized over a weighted-average period of 1.93 years. For the years ended December 31, 2013, 2012 and 2011, the total fair value of time-based restricted Common Share awards vested was $2,177, $4,413 and $3,743, respectively.

As of December 31, 2013, total unrecognized compensation cost related to non-vested performance-based restricted Common Share awards granted was $1,873. That cost is expected to be recognized over a weighted-average period of 1.25 years dependent upon the achievement of performance conditions. As noted above, the Company has issued and outstanding performance-based restricted Common Share awards that use different performance targets. The awards that use earnings per share as the performance target will not be expensed until it is probable that the Company will meet the underlying performance condition.

Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2013, 2012 and 2011 was $0, $0 and $168, respectively. There was no actual tax benefit realized for the tax deductions from the vesting of restricted Common Shares and option exercises of the share-based payment arrangements for the years ended December 31, 2013, 2012 and 2011.

8. Employee Benefit Plans

The Company has certain defined contribution profit sharing and 401(k) plans covering substantially all of its employees in the United States and United Kingdom. Company contributions are generally discretionary. The Company’s policy is to fund all benefit costs accrued. For the years ended December 31, 2013, 2012 and 2011, expenses related to these plans amounted to $1,469, $1,527 and $1,801, respectively.

The Company provides matching contributions to the Company’s 401(k) plan covering substantially all of its employees in the United States.

Long-Term Cash Incentive Plans

In March 2009, the Company adopted the Stoneridge, Inc. Long-Term Cash Incentive Plan (“LTCIP”) and granted awards to certain officers and key employees. Awards under the LTCIP provided recipients with the right to receive cash three years from the date of grant depending on the Company’s actual earnings per share performance for the defined performance period. If the participant voluntarily terminated employment or was discharged for cause, as defined in the LTCIP, the award would be forfeited. In May 2009, the LTCIP was approved by the Company’s shareholders. At December 31, 2011, the Company had a liability recorded of $2,173, which was paid in March 2012 based on achievement of the performance goal. As such, no liability remains for this award at December 31, 2012 or 2013.

For 2010, the awards under the LTCIP provided recipients with the right to receive an amount of cash equal to the fair market value of a specified number of Common Shares, without par value, of the Company (“Phantom Shares”) three years from the date of grant depending on the Company’s actual earnings per share performance for each fiscal year of 2011, 2012 and 2013 within the performance period. The Company recorded an accrual based on the fair market value of the Phantom Shares for an award to be paid in the period earned based on anticipated achievement of the performance goals. If the participant voluntarily terminates employment or is discharged for cause, as defined in the LTCIP, the award will be forfeited. At December 31, 2012, the Company recorded a liability of $606 for the awards granted under the LTCIP which was included on the consolidated balance sheet as component of accrued expenses and other current liabilities. In February 2013, the 2010 awards were paid based on achievement of the performance goal. As such, no liability remains for this award at December 31, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

For 2013, the Company granted Phantom Share awards that vest three years from the date of grant depending on the Company’s actual earnings per share performance for each fiscal year of 2013, 2014 and 2015 within the performance period. As of December 31, 2013, the Company has not recorded a liability as the 2013 performance goal was not achieved. There were no awards granted under the LTCIP during the year ended December 31, 2012 or 2011.

9. Financial Instruments and Fair Value Measurements

Financial Instruments

A financial instrument is cash or a contract that imposes an obligation to deliver, or conveys a right to receive cash or another financial instrument. The carrying values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. The estimated fair value of the Company’s senior secured notes with a face value of $175,000 (fixed rate debt) at December 31, 2013 and 2012 was $190,103 and $188,895, respectively, and was determined using market quotes classified as Level 2 input within the fair value hierarchy.

Derivative Instruments and Hedging Activities

On December 31, 2013, the Company had open foreign currency forward contracts, fixed price commodity contracts and an interest rate swap. These contracts are used solely for hedging and not for speculative purposes. Management believes that its use of these instruments to reduce risk is in the Company’s best interest. The counterparties to these financial instruments are financial institutions with investment grade credit ratings.

Foreign Currency Exchange Rate Risk

The Company conducts business internationally and therefore is exposed to foreign currency exchange rate risk. The Company uses derivative financial instruments as cash flow and fair value hedges to mitigate its exposure to fluctuations in foreign currency exchange rates by reducing the effect of such fluctuations on foreign currency denominated intercompany transactions and other foreign currency exposures. The currencies hedged by the Company during 2013 include the euro and Mexican peso.

In certain instances, the foreign currency forward contracts do not qualify for hedge accounting and are marked to market, with gains and losses recognized in the Company’s consolidated statements of operations as a component of other expense, net.

The Company’s foreign currency forward contracts offset some of the gains and losses on the underlying foreign currency denominated transactions as follows:

Euro-denominated and Swedish krona-denominated Foreign Currency Forward Contracts

At December 31, 2013 and 2012, the Company held a foreign currency forward contract with an underlying notional amount of $13,335 and $12,643, respectively, to reduce the exposure related to the Company’s euro-denominated intercompany loans. This contract expires in March 2014. During 2012, the Company also held a foreign currency forward contract to reduce the exposure related to the Company’s Swedish krona-denominated intercompany loans. This contract expired on November 30, 2012. The euro-denominated and Swedish krona-denominated foreign currency forward contracts have not been designated as hedging instruments. For the years ended December 31, 2013 and 2012, the Company recognized a loss of $638 and $492, respectively, in the consolidated statements of operations as a component of other expense, net related to the euro- and Swedish krona-denominated contracts. For the year ended December 31, 2011, the Company recognized a $225 gain related to foreign currency forward contracts.

Mexican peso-denominated Foreign Currency Forward Contracts – Cash Flow Hedge

The Company holds Mexican peso-denominated foreign currency contracts with notional amounts at December 31, 2013 totaling $45,000 which expire ratably on a monthly basis from January 2014 through December 2014. The Company held Mexican peso-denominated foreign currency contracts with notional amounts at December 31, 2012 of 36,500 which expired ratably on a monthly basis from January 2013 through December 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

These contracts were executed to hedge forecasted transactions and are accounted for as cash flow hedges. As such, the effective portion of the unrealized gain or loss is deferred and reported in the Company’s consolidated balance sheets as a component of accumulated other comprehensive loss. The cash flow hedges are highly effective and the Company expects them to remain highly effective in future periods. The effectiveness of the transactions has been and will be measured on an ongoing basis using regression analysis and forecasted future Mexican peso purchases.

Commodity Price Risk - Cash Flow Hedge

To mitigate the risk of future price volatility and, consequently, fluctuations in gross margins, the Company entered into fixed price commodity contracts with a financial institution to fix the cost of a portion of the Company’s copper purchases as copper is a significant raw material.

The Company has fixed price commodity contracts at December 31, 2013 with an aggregate notional amount of 1,582 pounds, which expire on a monthly basis over the period from January through December 2014, compared to an aggregate notional amount of 2,436 pounds at December 31, 2012.

All of these contracts represent a portion of the Company’s forecasted copper purchases. These contracts were executed to hedge a portion of forecasted transactions and the contracts are accounted for as cash flow hedges. The unrealized gain or loss for the effective portion of the hedges is deferred and reported in the Company’s consolidated balance sheets as a component of accumulated other comprehensive loss while the ineffective portion, if any, is reported in the consolidated statements of operations. The effectiveness of the transactions is measured on an ongoing basis using regression analysis and forecasted future copper purchases. Based upon the results of the regression analysis, the Company has concluded that these cash flow hedges are highly effective.

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

The Swap reduced interest expense by $810, $736 and $473 for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

The notional amounts and fair values of derivative instruments in the consolidated balance sheets were as follows:

	Notional amounts (A)		Prepaid expenses and other current assets / other long-term assets		Accrued expenses and other current liabilities
	December 31,		December 31,		December 31,
	2013	2012	2013	2012	2013	2012
Derivatives designated as hedging instruments:
Cash Flow Hedges:
Forward currency contracts	$45,000	$36,500	$-	$1,800	$263	$-
Fixed price commodity contracts	1,582	2,436	152	340	-	-

Fair Value Hedge:
Interest rate swap contract	$45,000	$45,000	$793	$2,212	$-	$-

Derivatives not designated as hedging instruments:
Forward currency contracts	$13,335	$12,643	$-	$-	$18	$191

(A) Notional amounts represent the gross contract / notional amount of the derivatives outstanding.

Amounts recorded for the cash flow hedges in other comprehensive income (loss) in shareholders’ equity and in net income for the years ended December 31 were as follows:

				Gain (loss) reclassified from
	Gain (loss) recorded in other			other comprehensive income
	comprehensive income (loss)			(loss) into net income
	2013	2012	2011	2013	2012	2011
Derivatives designated as cash flow hedges:
Forward currency contracts	$683	$5,717	$(7,118)	$2,746	$(241)	$(2,960)
Fixed price commodity contracts	(1,008)	1,389	(4,686)	(820)	(2,515)	(1,122)
Total derivatives designated as cash flow hedges	$(325)	$7,106	$(11,804)	$1,926	$(2,756)	$(4,082)

Gains and losses reclassified from comprehensive income (loss) into net income were recognized in cost of goods sold in the Company’s consolidated statements of operations.

The net deferred losses of $111 on the cash flow hedge derivatives will be reclassified from other comprehensive income (loss) to the consolidated statements of operations in 2014.  The Company has measured the ineffectiveness of the forward currency and commodity contracts and any amounts recognized in the consolidated financial statements were immaterial for the years ended December 31, 2013, 2012 and 2011.

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

				December 31,	December 31,
				2013	2012
		Fair value estimated using
	Fair value	Level 1 inputs (A)	Level 2 inputs (B)	Level 3 inputs (C)	Fair value
Financial assets carried at fair value:
Interest rate swap contract	$793	$-	$793	$-	$2,212
Forward currency contracts	-	-	-	-	1,800
Fixed price commodity contracts	152	-	152	-	340

Total financial assets carried at fair value	$945	$-	$945	$-	$4,352

Financial liabilities carried at fair value:
Forward currency contracts	$281	$-	$281	$-	$191

Total financial liabilities carried at fair value	$281	$-	$281	$-	$191

(A)	Fair values estimated using Level 1 inputs, which consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. The Company did not have any fair value estimates using Level 1 inputs at December 31, 2013 or 2012.

(B)	Fair values estimated using Level 2 inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly and include among other things, quoted prices for similar assets or liabilities in markets that are active or inactive as well as inputs other than quoted prices that are observable. For forward currency, fixed price commodity and interest rate swap contracts, inputs include foreign currency exchange rates, commodity indexes and the six-month forward LIBOR.

(C)	Fair values estimated using Level 3 inputs consist of significant unobservable inputs. The Company did not have any fair value estimates using Level 3 inputs at December 31, 2013 or 2012.

For the year ended December 31, 2011, the Company recorded a fair value adjustment of $4,945 related to the BCS goodwill. The Company utilized Level 3 inputs to estimate the fair value adjustment for nonfinancial assets. For additional information, see the discussion of Goodwill and Other Intangible Assets in Note 2. No adjustments to fair value were required for nonfinancial assets for the years ended December 31, 2013 or 2012.

10. Commitments and Contingencies

In the ordinary course of business, the Company is subject to various claims and legal proceedings, workers’ compensation and product liability disputes. The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse affect on the results of operations, cash flows or the financial position of the Company.

As a result of environmental studies performed at the Company’s former facility located in Sarasota, Florida, the Company became aware of soil and groundwater contamination at the Company site. The Company engaged an environmental engineering consultant to assess the level of contamination and to develop a remediation and monitoring plan for the site. Soil remediation at the site was completed during the year ended December 31, 2010. Ground water remediation will begin in the first quarter of 2014, in accordance with a remedial action plan approved by the Florida Department of Environmental Protection. During the years ended December 31, 2013 and 2012, environmental remediation costs incurred were immaterial. At December 31, 2013 and 2012, the Company had accrued an undiscounted liability of $944 and $1,340, respectively, related to future remediation. The decrease in the accrual is related to changes in assumptions used in the remedial action plan. At December 31, 2013 and 2012, $683 and $733, respectively, were recorded as a component of accrued expenses and other current liabilities on the consolidated balance sheets while the remaining amounts were recorded as a component of other long-term liabilities. A majority of the costs associated with the recorded liability will be incurred at the start of the groundwater remediation, with the balance relating to monitoring costs to be incurred over multiple years. The recorded liability is based on assumptions in the remedial action plan. In December 2011, the Company sold the Sarasota facility and related property. However, the liability to remediate the site contamination remains the responsibility of the Company. Due to the ongoing site remediation, the closing terms of the sale agreement included a requirement for the Company to maintain a $2,000 letter of credit for the benefit of the buyer.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

On May 24, 2013, the State Revenue Services of São Paulo issued a tax deficiency notice against PST, our 74% owned consolidated subsidiary, claiming that the vehicle tracking and monitoring services it provides should be classified as communication services, and therefore subject to the State Value Added Tax – ICMS. The State Revenue Services assessment imposed the 25.0% ICMS tax on all revenues of PST related to the vehicle tracking and monitoring services during the period from January 2009 through December 2010. The Brazilian real (“R$”) and (U.S. dollar equivalent “$”) of the aggregate tax assessment is approximately R$92,500 ($39,500) which is comprised of Value Added Tax – ICMS of R$13,200 ($5,600), interest of R$11,400 ($4,900) and penalties of R$67,900 ($29,000).

The Company’s vehicle tracking and monitoring services are non-communication services, as defined under Brazilian tax law, subject to the municipal ISS tax, not communication services subject to state ICMS tax as claimed by the State Revenue Services of São Paulo. PST has, and will continue to collect the municipal ISS tax on the vehicle tracking and monitoring services in compliance with Brazilian tax law and will defend its tax position. PST has received a legal opinion that the merits of the case are favorable to PST, determining among other things that the imposition on the subsidiary of the State ICMS by the State Revenue Services of São Paulo is not in accordance with the Brazilian tax code.   Management believes, based on the legal opinion of PST’s Brazilian legal counsel and the results of the Brazil Administrative Court's ruling in favor of another vehicle tracking and monitoring company related to the tax deficiency notice it received, the likelihood of loss is not probable although it may take years to resolve.   As a result of the above, as of December 31, 2013, no provision has been made with respect to this tax assessment.   An unfavorable judgment on this issue for the years assessed and for subsequent years could result in significant costs to PST and adversely affect its results of operations.

In addition, PST has civil, labor and tributary contingencies for which the likelihood of loss is deemed to be reasonably possible, but not probable, by its legal advisors. As a result, no provision has been made with respect to these contingencies, which amount to $11,469 and $11,925 at December, 2013 and 2012, respectively. An unfavorable outcome on this issue could result in significant cost to PST and adversely affect its results of operations.

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

As a result of the restructuring plan approved on October 29, 2007, the manufacturing facility located in Sarasota, Florida was closed in 2008. During the year ended December 31, 2011, the Company sold the facility and recognized a gain of $95 as a component of selling, general and administrative expense.

In connection with the Electronics segment restructuring initiative, the Company recorded lease related restructuring charges during the year ended December 31, 2013 and 2012 of $469 and $256, respectively, as part of selling, general and administrative expense. At December 31, 2013 and 2012, the only remaining restructuring related accrual relates to the cancelled property lease in Mitcheldean, United Kingdom, for which the Company has accrued $780 and $765, respectively, on the consolidated balance sheets of which $427 and $419, respectively, is a component of other long-term liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

The expenses related to the restructuring activities that belong to the Electronics reportable segment include the following:

Contract
termination costs
Accrued balance at January 1, 2011	$1,117
2011 charge to expense	951
Foreign currency translation effect	(148)
Cash payments	-
Accrued balance at December 31, 2011	1,920
2012 charge to expense	256
Foreign currency translation effect	172
Cash payments	(1,583)
Accrued balance at December 31, 2012	765
2013 charge to expense	469
Foreign currency translation effect	24
Cash payments	(478)
Accrued balance at December 31, 2013	$780

There were no significant restructuring expenses related to the Wiring or Control Devices reportable segments during the years ended December 31, 2013, 2012 or 2011.

In response to a change in customer demand, the PST segment incurred and paid business realignment charges of $1,646 for the year ended December 31, 2012, of which $729 was recorded in cost of goods sold with the remainder recorded in selling, general and administrative expenses. The charges consist primarily of severance costs related to workforce reductions. There were no restructuring expenses related to the PST segment during the year ended December 31, 2013.

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

The Company has four reportable segments: Control Devices, Electronics, Wiring and PST which also represents its operating segments. The Control Devices reportable segment produces sensors, switches, valves and actuators. The Electronics reportable segment produces electronic instrument clusters, electronic control units and driver information systems. The Wiring reportable segment produces electrical power and signal distribution systems, primarily wiring harnesses and connectors and instrument panel assemblies. The PST reportable segment specializes in the design, manufacture and sale of electronic vehicle security alarms, convenience accessories, vehicle tracking devices and monitoring services and in-vehicle audio and video devices.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

A summary of financial information by reportable segment is as follows:

Years ended December 31	2013	2012	2011
Net Sales:
Control Devices	$291,145	$267,859	$259,315
Inter-segment sales	2,875	3,906	3,619
Control Devices net sales	294,020	271,765	262,935

Electronics	189,809	164,196	180,508
Inter-segment sales	41,137	51,857	58,029
Electronics net sales	230,946	216,053	238,537

Wiring	288,344	326,048	325,549
Inter-segment sales	7,593	3,783	2,825
Wiring net sales	295,937	329,831	328,374

PST (A)	178,532	180,410	-
Inter-segment sales	-	-	-
PST net sales	178,532	180,410	-

Eliminations	(51,605)	(59,546)	(64,473)
Total net sales	$947,830	$938,513	$765,373
Income (Loss) Before Income Taxes:
Control Devices	$26,914	$15,048	$17,145
Electronics	15,596	10,049	14,743
Wiring	(10,074)	(289)	(17,119)
PST (A)	5,395	(4,985)	-
PST - equity in earnings of investee (A)	-	-	8,805
Other corporate activities (A)	(1,117)	635	63,461
Corporate interest expense	(15,980)	(15,898)	(15,393)
Total income before income taxes	$20,734	$4,560	$71,642
Depreciation and Amortization:
Control Devices	$9,877	$9,137	$9,270
Electronics	4,800	4,467	5,174
Wiring	4,978	5,054	4,442
PST (A)	14,426	15,613	-
Corporate	183	188	199
Total depreciation and amortization (B)	$34,264	$34,459	$19,085
Interest Expense, net:
Control Devices	$182	$254	$144
Electronics	760	1,342	1,619
Wiring	250	164	78
PST (A)	1,174	2,375	-
Corporate	15,980	15,898	15,393
Total interest expense, net	$18,346	$20,033	$17,234
Capital Expenditures:
Control Devices	$9,906	$9,574	$10,368
Electronics	4,667	2,841	6,148
Wiring	3,768	3,251	9,740
PST (A)	6,663	9,102	-
Corporate	340	1,584	34
Total capital expenditures	$25,344	$26,352	$26,290

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

As of December 31	2013	2012
Total Assets:
Control Devices	$105,730	$100,351
Electronics	105,352	84,772
Wiring	98,180	99,755
PST	237,649	267,687
Corporate (C)	308,167	308,969
Eliminations	(266,756)	(268,843)
Total assets	$588,322	$592,691

(A)	The acquisition of a controlling interest in PST occurred on December 31, 2011. As such, PST’s results for the year ended December 31, 2011 were accounted for under the equity method. PST’s results for the years ended December 31, 2013 and 2012 were consolidated. See Note 2 to the consolidated financial statements included in this report. PST’s balance sheet is reflected in the consolidated balance sheet as of December 31, 2013 and 2012. The Company recognized a one-time non-cash pre-tax gain of $65,372 in 2011 within other corporate activities on its previously held interest in PST related to the acquisition.

(B)	These amounts represent depreciation and amortization on fixed and certain intangible assets.

(C)	Assets located at Corporate consist primarily of cash, equity investments and intercompany loan receivables.

The following table presents net sales and long-term assets for the geographic areas in which the Company operates:

Years ended December 31	2013	2012	2011
Net Sales:
North America	$594,854	$611,756	$601,490
South America	178,532	180,410	-
Europe and Other	174,444	146,347	163,883
Total net sales	$947,830	$938,513	$765,373

	December 31,	December 31,
	2013	2012
Long-term Assets:
North America	$79,219	$82,777
South America	154,226	185,109
Europe and Other	14,641	13,751
Total long-term assets	$248,086	$281,637

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

13. Unaudited Quarterly Financial Data

The following is a summary of quarterly results of operations:

				Quarter ended
2013	December 31	September 30	June 30	March 31
Net sales	$235,824	$233,511	$242,785	$235,710
Gross profit	53,553	53,519	60,220	58,729
Operating income	6,882	10,705	11,825	10,292
Provision for income taxes	1,066	1,016	1,125	1,019
Net income	321	5,513	6,391	4,283
Net income attributable to noncontrolling interests	117	466	634	160
Net income attributable to Stoneridge, Inc.	204	5,047	5,757	4,123
Earnings per share attributable to Stoneridge, Inc.:
Basic (A)	0.01	0.19	0.22	0.15
Diluted (A)	0.01	0.19	0.21	0.15

				Quarter ended
2012	December 31	September 30	June 30	March 31
Net sales	$222,725	$219,256	$234,265	$262,267
Gross profit	54,609	51,238	53,659	65,138
Operating income	8,648	6,615	1,617	11,849
Provision (benefit) for income taxes	95	383	(884)	1,218
Net income (loss)	2,711	589	(5,298)	5,746
Net income (loss) attributable to noncontrolling interests	90	170	(1,740)	(133)
Net income (loss) attributable to Stoneridge, Inc.	2,621	419	(3,558)	5,879
Earnings per share attributable to Stoneridge, Inc.:
Basic (A)	0.10	0.02	(0.13)	0.22
Diluted (A)	0.10	0.02	(0.13)	0.22

(A)	Earnings per share for the year may not equal the sum of the four historical quarters earnings per share due to changes in weighted-average basic and diluted shares outstanding.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at	Charged to
	beginning of	costs and		Balance at
	period	expenses	Write-offs	end of period
Accounts receivable reserves:
Year ended December 31, 2011	$2,013	$191	$(719)	$1,485
Year ended December 31, 2012	1,485	3,415	(1,506)	3,394
Year ended December 31, 2013	3,394	1,628	(1,508)	3,514

			Exchange
		Net additions	rate
	Balance at	charged to	fluctuations
	beginning of	income	and other	Balance at
	period	(expense)	items	end of period
Valuation allowance for deferred tax assets:
Year ended December 31, 2011	$74,940	$1,059	$2,212	$78,211
Year ended December 31, 2012	78,211	(2,842)	(3,579)	71,790
Year ended December 31, 2013	71,790	453	(416)	71,827

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2013, an evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s PEO and PFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). In evaluating the Company’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework). Under the supervision and with the participation of our management, including the PEO and PFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2013. Based on our evaluation under the framework in Internal Control-Integrated Framework (1992 Framework), our management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal controls over financial reporting during the quarter ended December 31, 2013 that has materially or is reasonably likely to materially affect internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Stoneridge, Inc. and Subsidiaries

We have audited Stoneridge, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Stoneridge, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Stoneridge, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stoneridge, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2013 of Stoneridge, Inc. and Subsidiaries and our report dated March 7, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio

March 7, 2014

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 regarding our directors is incorporated by reference to the information under the sections and subsections entitled, “Proposal One: Election of Directors,” “Nominating and Corporate Governance Committee,” “Audit Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Guidelines” contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 6, 2014. The information required by this Item 10 regarding our executive officers appears as a Supplementary Item following Item 1 under Part I hereof.

Item 11. Executive Compensation.

The information required by this Item 11 is incorporated by reference to the information under the sections and subsections “Compensation Committee,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Executive Compensation” contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 6, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 (other than the information required by Item 201(d) of Regulation S-K which is set forth below) is incorporated by reference to the information under the heading “Security Ownership of Certain Beneficial Owners and Management” contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 6, 2014.

In October 1997, we adopted a Long-Term Incentive Plan for our employees, which expired on June 30, 2007. In May 2002, we adopted a Director Share Option Plan for our directors. In April 2005, we adopted a Directors’ Restricted Shares Plan. In April 2006, we adopted an Amended and Restated Long-Term Incentive Plan. In May 2010, we adopted an Amended Directors’ Restricted Share Plan and an Amended and Restated Long-Term Incentive Plan, as amended. In May 2013, we adopted an Amended Directors’ Restricted Shares Plan and an Amended and Restated Long-Term Incentive Plan, as amended to increase the number of shares available for issuance under the plans. Our shareholders approved each plan. Equity compensation plan information, as of December 31, 2013, is as follows:

	Number of securities to be issued upon the exercise of outstanding share options	Weighted-average exercise price of outstanding share options	Number of securities remaining available for future issuance under equity compensation plans (A)
Equity compensation plans approved by shareholders	20,000	$15.73	2,217,739
Equity compensation plans not approved by shareholders	-	$-	-

(A)	Excludes securities reflected in the first column, “Number of securities to be issued upon the exercise of outstanding share options.” Also excludes 1,625,100 restricted Common Shares issued and outstanding to key employees pursuant to the Company’s Amended and Restated Long-Term Incentive Plan, as amended and 80,570 restricted Common Shares issued and outstanding to directors under the Amended Directors’ Restricted Share Plan as of December 31, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated by reference to the information under the sections and subsections “Transactions with Related Persons” and “Director Independence” contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 6, 2014.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 is incorporated by reference to the information under the sections and subsections “Service Fees Paid to Independent Registered Accounting Firm” and “Pre-Approval Policy” contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 6, 2014.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)  The following documents are filed as part of this Form 10-K.

		Page in Form 10-K
(1)	Consolidated Financial Statements:
	Report of Independent Registered Public Accounting Firm	38
	Consolidated Balance Sheets as of December 31, 2013 and 2012	39
	Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011	40
	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2013, 2012 and 2011	41
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011	42
	Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2013, 2012 and 2011	43

	Notes to Consolidated Financial Statements	44

(2)	Financial Statement Schedule:
	Schedule II – Valuation and Qualifying Accounts	71

(3)	Exhibits:
	See the list of exhibits on the Index to Exhibits following the signature page.

(b) The exhibits listed on the Index to Exhibits are filed as part of or incorporated by reference into this report.

(c)	Additional Financial Statement Schedules.

       None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONERIDGE, INC.

Date: March 7, 2014	/s/ GEORGE E. STRICKLER
George E. Strickler
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 7, 2014	/s/ JOHN C. COREY
John C. Corey
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 7, 2014	/s/ GEORGE E. STRICKLER
George E. Strickler
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date: March 7, 2014	/s/ WILLIAM M. LASKY
William M. Lasky
Chairman of the Board of Directors

Date: March 7, 2014	/s/ JEFFREY P. DRAIME
Jeffrey P. Draime
Director

Date: March 7, 2014	/s/ DOUGLAS C. JACOBS
Douglas C. Jacobs
Director

Date: March 7, 2014	/s/ IRA C. KAPLAN
Ira C. Kaplan
Director

Date: March 7, 2014	/s/ KIM KORTH
Kim Korth
Director

Date: March 7, 2014	/s/ GEORGE S. MAYES, JR.
George S. Mayes, Jr.
Director

Date: March 7, 2014	/s/ PAUL J. SCHLATHER
Paul J. Schlather
Director

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

2.1	Share Purchase Agreement, dated November 22, 2011, by and among Stoneridge, Inc., Marcos Ferretti, Adriana Campos De Cerqueira Leite, Alphabet do Brasil Ltda., PST Eletronica S.A., and Sergio De Cerqueira Leite (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on January 5, 2012).

3.1	Second Amended and Restated Articles of Incorporation of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

3.2	Amended and Restated Code of Regulations of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

4.1	Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

4.2	Senior Secured Notes Indenture dated as of October 4, 2010 among Stoneridge, Inc. as Issuer, Stoneridge Control Devices, Inc. and Stoneridge Electronics, Inc, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 6, 2010).

4.3	First Supplemental Indenture to Indenture dated as of October 4, 2010 among Stoneridge, Inc., Stoneridge Control Devices, Inc., Stoneridge Electronics, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 6, 2010).

10.1	Directors’ Share Option Plan (incorporated by reference to Exhibit 4 of the Company’s Registration Statement on Form S-8 (No. 333-96953))*.

10.2	Form of Long-Term Incentive Plan Share Option Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*.

10.3	Form of Directors’ Share Option Plan Share Option Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*.

10.4	Directors' Restricted Shares Plan (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (No. 333-127017))*.

10.5	Form of Directors' Restricted Shares Plan Agreement, (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)*.

10.6	Employment Agreement between the Company and John C. Corey (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2006)*.

10.7	Form of 2006 Directors’ Restricted Shares Plan Grant Agreement (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on July 26, 2006)*.

10.8	Amended Annual Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 12, 2011)*.

10.9	Amended and Restated Change in Control Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)*.

Exhibit
Number	Exhibit

10.10	Amended Employment Agreement between Stoneridge, Inc. and John C. Corey (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)*.

10.11	Amended and Restated Change in Control Agreement (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)*.

10.12	Form of Stoneridge, Inc. Long-Term Incentive Plan – Restricted Shares Grant Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)*.

10.13	Form of Stoneridge, Inc. Long-Term Cash Incentive Plan – Grant Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)*.

10.14	Stoneridge, Inc. Long-Term Cash Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)*.

10.15	Stoneridge, Inc. Officers’ and Key Employees’ Severance Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 9, 2009)*.

10.16	Stoneridge, Inc. Form of Indemnification Agreement between the Company and John C. Corey, George E. Strickler, Kenneth A. Kure and James E. Malcolm (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.17	Stoneridge, Inc. Amended and Restated Long-Term Incentive Plan – Form of 2010 Restricted Shares Grant Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)*.

10.18	Stoneridge, Inc. Long-Term Cash Incentive Plan – Form of 2010 Phantom Share Grant Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)*.

10.19	Amended and Restated Credit and Security Agreement dated as of September 20, 2010 by and among Stoneridge, Inc., Stoneridge Control Devices, Inc. and Stoneridge Electronics, Inc., as Borrowers, the Lending Institutions Named Therein as Lenders, PNC Bank, National Association, Comerica Bank, JPMorgan Chase Bank, N.A. and Fifth Third Bank, as lenders (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.20	Amendment No. 1 dated December 2, 2010 to the Amended and Restated Credit and Security Agreement as of September 20, 2010 by and among Stoneridge, Inc., Stoneridge Control Devices, Inc. and Stoneridge Electronics, Inc., as Borrowers, the Lending Institution Named Therein as Lenders, PNC Bank, National Association, Comerica Bank, JPMorgan Chase Bank, N.A, and Fifth Third Bank, as lenders (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010).

10.21	Amended and Restated Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (No. 333-172002))*.

10.22	Amended Directors’ Restricted Share Plan (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (No. 333-172002))*.

Exhibit
Number	Exhibit

10.23	Second Amended and Restated Credit and Security Agreement as of December 1, 2011 by and among Stoneridge, Inc. and certain of its subsidiaries as Borrowers, PNC Bank, National Association, as Agent, an Issuer and Lead Arranger, and PNC Bank, National Association, JPMorgan Chase Bank, N.A., Comerica Bank and Fifth Third Bank, as lenders (incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 2, 2011).

10.24	Amended and Restated Change in Control Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 21, 2011)*.

14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

21.1	Principal Subsidiaries and Affiliates of the Company, filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm, filed herewith.

23.2	Consent of Independent Auditors, filed herewith.

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.1	Financial Statements of PST Eletrônica Ltda., filed herewith.

* - Reflects management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this Annual Report on Form 10-K.

