Form 10-Q
period 2014-03-31
STONERIDGE INC
filed 2014-05-08
CIK 1043337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2014

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

☒Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes ☐No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☒ No

The number of Common Shares, without par value, outstanding as of April 30, 2014 was 28,244,497.

STONERIDGE, INC. AND SUBSIDIARIES

101	XBRL Exhibits :
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(in thousands)	2014	2013
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$48,427	$62,825
Accounts receivable, less reserves of $3,693 and $3,514, respectively	150,599	133,736
Inventories, net	129,644	114,058
Prepaid expenses and other current assets	33,728	29,617
Total current assets	362,398	340,236

Long-term assets:
Property, plant and equipment, net	109,602	110,872
Other assets:
Intangible assets, net	70,002	68,842
Goodwill	60,408	58,521
Investments and other long-term assets, net	10,546	9,851
Total long-term assets	250,558	248,086
Total assets	$612,956	$588,322

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of debt	$21,559	$12,187
Accounts payable	91,245	84,884
Accrued expenses and other current liabilities	58,905	56,651
Total current liabilities	171,709	153,722

Long-term liabilities:
Long-term debt, net	184,077	185,045
Deferred income taxes	57,844	57,026
Other long-term liabilities	4,429	3,995
Total long-term liabilities	246,350	246,066

Shareholders' equity:
Preferred Shares, without par value, authorized 5,000 shares, none issued	-	-
Common Shares, without par value, authorized 60,000 shares, issued 28,851 and 28,803 shares and outstanding 28,244 and 28,483 shares at March 31, 2014 and December 31, 2013, respectively, with no stated value	-	-
Additional paid-in capital	188,909	187,742
Common Shares held in treasury, 607 and 320 shares at March 31, 2014 and December 31, 2013, respectively, at cost	(1,193)	(519)
Accumulated deficit	(6,303)	(7,771)
Accumulated other comprehensive loss	(26,423)	(30,458)
Total Stoneridge Inc. shareholders' equity	154,990	148,994
Noncontrolling interest	39,907	39,540
Total shareholders' equity	194,897	188,534
Total liabilities and shareholders' equity	$612,956	$588,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Three months ended March 31 (in thousands, except per share data)	2014	2013

Net sales	$236,389	$235,710

Costs and expenses:
Cost of goods sold	181,600	176,981
Selling, general and administrative	47,221	48,437

Operating income	7,568	10,292

Interest expense, net	4,940	4,574
Equity in earnings of investee	(238)	(201)
Other expense, net	1,946	617

Income before income taxes	920	5,302

Provision for income taxes	430	1,019

Net income	490	4,283

Net income (loss) attributable to noncontrolling interest	(978)	160

Net income attributable to Stoneridge, Inc.	$1,468	$4,123

Earnings per share attributable to Stoneridge, Inc.:
Basic	$0.05	$0.15
Diluted	$0.05	$0.15

Weighted-average shares outstanding:
Basic	26,854	26,601
Diluted	27,409	27,395

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Three months ended March 31 (in thousands)	2014	2013

Net income	$490	$4,283
Other comprehensive income, net of tax:
Foreign currency translation adjustments	4,178	2,245
Unrealized gain (loss) on derivatives	(143)	259
Other comprehensive income, net of tax	4,035	2,504
Consolidated comprehensive income	4,525	6,787
Income (loss) attributable to noncontrolling interest	(978)	160
Comprehensive income attributable to Stoneridge, Inc.	$5,503	$6,627

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three months ended March 31 (in thousands)	2014	2013

OPERATING ACTIVITIES:
Net income	$490	$4,283
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	6,742	7,417
Amortization, including accretion of debt discount	1,434	1,763
Deferred income taxes	421	(912)
Earnings of equity method investee	(238)	(201)
Loss (gain) on sale of fixed assets	26	(12)
Share-based compensation expense	1,163	1,387
Changes in operating assets and liabilities:
Accounts receivable, net	(16,425)	(17,395)
Inventories, net	(13,677)	(6,781)
Prepaid expenses and other	(4,285)	(4,958)
Accounts payable	6,316	8,795
Accrued expenses and other	1,842	6,020
Net cash used for operating activities	(16,191)	(594)

INVESTING ACTIVITIES:
Capital expenditures	(4,586)	(5,818)
Proceeds from sale of fixed assets	14	16
Net cash used for investing activities	(4,572)	(5,802)

FINANCING ACTIVITIES:
Revolving credit facility payments	-	(1,160)
Proceeds from issuance of other debt	10,592	13,386
Repayments of other debt	(3,515)	(2,690)
Repurchase of Common Shares to satisfy employee tax withholding	(673)	(671)
Net cash provided by financing activities	6,404	8,865

Effect of exchange rate changes on cash and cash equivalents	(39)	(300)
Net change in cash and cash equivalents	(14,398)	2,169
Cash and cash equivalents at beginning of period	62,825	44,555

Cash and cash equivalents at end of period	$48,427	$46,724

Supplemental disclosure of non-cash financing activities:
Change in fair value of interest rate swap	$144	$(103)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

(1) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Stoneridge, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the SEC's rules and regulations. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.

Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 2013.

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

Inventory cost includes material, labor and overhead. Inventories consisted of the following:

	March 31,	December 31,
	2014	2013
Raw materials	$80,888	$71,631
Work-in-progress	17,683	16,168
Finished goods	31,073	26,259
Total inventories, net	$129,644	$114,058

Inventory valued using the FIFO method was $73,523 and $67,750 at March 31, 2014 and December 31, 2013, respectively. Inventory valued using the average cost method was $56,121 and $46,308 at March 31, 2014 and December 31, 2013, respectively.

.

(3) Financial Instruments and Fair Value Measurements

Financial Instruments

A financial instrument is cash or a contract that imposes an obligation to deliver, or conveys a right to receive cash or another financial instrument. The carrying values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. The estimated fair value of the Company's senior secured notes with a face value of $175,000 (fixed rate debt) at March 31, 2014 and December 31, 2013 was $188,800 and $190,100, respectively, and was determined using market quotes classified as Level 2 input within the fair value hierarchy.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

Derivative Instruments and Hedging Activities

On March 31, 2014, the Company had open foreign currency forward contracts, fixed price commodity contracts and an interest rate swap. These contracts are used solely for hedging and not for speculative purposes. Management believes that its use of these instruments to reduce risk is in the Company's best interest.  The counterparties to these financial instruments are financial institutions with investment grade credit ratings.

Foreign Currency Exchange Rate Risk

The Company conducts business internationally and therefore is exposed to foreign currency exchange rate risk. The Company uses derivative financial instruments as cash flow and fair value hedges to mitigate its exposure to fluctuations in foreign currency exchange rates by reducing the effect of such fluctuations on foreign currency denominated intercompany transactions and other foreign currency exposures. The currencies hedged by the Company during 2014 and 2013 include the euro and Mexican peso.

In certain instances, the foreign currency forward contracts do not qualify for hedge accounting or are not designated as hedges, and therefore are marked-to-market with gains and losses recognized in the Company's condensed consolidated statement of operations as a component of other expense, net.

The Company's foreign currency forward contracts offset a portion of the gains and losses on the underlying foreign currency denominated transactions as follows:

Euro-denominated Foreign Currency Forward Contract

As of March 31, 2014 and December 31, 2013, the Company held a foreign currency forward contract with underlying notional amounts of $13,526 and $13,335, respectively, to reduce the exposure related to the Company's euro-denominated intercompany loans. This contract expires in June 2014. The euro-denominated foreign currency forward contract was not designated as a hedging instrument. For the three months ended March 31, 2014 and 2013, the Company recognized a loss of $61 and $363, respectively, in the condensed consolidated statement of operations as a component of other expense, net related to the euro-denominated contract.

Mexican peso-denominated Foreign Currency Forward Contracts – Cash Flow Hedge

The Company holds Mexican peso-denominated foreign currency forward contracts with underlying notional amounts at March 31, 2014 totaling $33,750 which expire ratably on a monthly basis from April through December 2014, compared to $45,000 at December 31, 2013.

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

The Company has fixed price commodity contracts at March 31, 2014 with an aggregate notional amount of 1,146 pounds, which expire on a monthly basis over the period from April through December 2014, compared to an aggregate notional amount of 1,582 pounds at December 31, 2013.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

All of these contracts represent a portion of the Company’s forecasted copper purchases. These contracts were executed to hedge a portion of forecasted transactions and the contracts are accounted for as cash flow hedges. The unrealized gain or loss for the effective portion of the hedges is deferred and reported in the Company’s consolidated balance sheets as a component of accumulated other comprehensive loss while the ineffective portion, if any, is reported in the condensed consolidated statements of operations. The effectiveness of the transactions is measured on an ongoing basis using regression analysis and forecasted future copper purchases. Based upon the results of the regression analysis, the Company has concluded that these cash flow hedges are highly effective.

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

The Swap reduced interest expense by $225 and $231 for the three months ended March 31, 2014 and 2013, respectively.

The notional amounts and fair values of derivative instruments in the condensed consolidated balance sheets are as follows:

			Prepaid expenses and other
			current assets / Other		Accrued expenses and other
	Notional amounts (A)		long-term assets		current liabilities
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2014	2013	2014	2013	2014	2013
Derivatives designated as hedging instruments:
Cash Flow Hedges:
Forward currency contracts	$33,750	$45,000	$36	$-	$-	$263
Fixed price commodity contracts	1,146	1,582	$-	$152	$290	$-

Fair Value Hedge:
Interest rate swap contract	$45,000	$45,000	$937	$793	$-	$-

Derivatives not designated as hedging instruments:
Forward currency contracts	$13,526	$13,335	$-	$-	$16	$18

(A)	Notional amounts represent the gross contract / notional amount of the derivatives outstanding. The fixed price commodity contract notional amounts are in pounds.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

Amounts recorded for the cash flow hedges in other comprehensive income and in net income for the three months ended March 31 are as follows:

	Gain (loss) recorded in other comprehensive income		Gain (loss) reclassified from other comprehensive income into net income
	2014	2013	2014	2013
Derivatives designated as cash flow hedges:
Forward currency contracts	$118	$1,741	$(181)	$675
Fixed price commodity contracts	(472)	(745)	(30)	62
Total derivatives designated as cash flow hedges	$(354)	$996	$(211)	$737

Gains and losses reclassified from other comprehensive income into net income were recognized in cost of goods sold in the Company's condensed consolidated statements of operations.

The net deferred losses of $254 on the cash flow hedge derivatives will be reclassified from other comprehensive income to the condensed consolidated statements of operations through December 2014.  The Company has measured the ineffectiveness of the forward currency and commodity contracts and any amounts recognized in the condensed consolidated financial statements were immaterial for the three months ended March 31, 2014 and 2013.

Fair Value Measurements

The following table presents our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the three levels of the fair value hierarchy based on the reliability of the inputs used.

	March 31,				December 31,
	2014				2013
	Fair values estimated using
		Level 1	Level 2	Level 3
	Fair value	inputs (A)	inputs (B)	inputs (C)	Fair value

Financial assets carried at fair value:
Interest rate swap contract	$937	$-	$937	$-	$793
Forward currency contracts	36	-	36	-	-
Fixed price commodity contracts	-	-	-		152

Total financial assets carried at fair value	$973	$-	$973	$-	$945

Financial liabilities carried at fair value:
Forward currency contracts	$16	$-	$16	$-	$281
Fixed price commodity contracts	290	-	290	-	-

Total financial liabilities carried at fair value	$306	$-	$306	$-	$281

(A)	Fair values estimated using Level 1 inputs, which consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. The Company did not have any fair value estimates using Level 1 inputs at March 31, 2014 or December 31, 2013.

(B)	Fair values estimated using Level 2 inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly and include among other things, quoted prices for similar assets or liabilities in markets that are active or inactive as well as inputs other than quoted prices that are observable. For forward currency, fixed price commodity and interest rate swap contracts, inputs include foreign currency exchange rates, commodity indexes and the six-month forward LIBOR.

(C)	Fair values estimated using Level 3 inputs consist of significant unobservable inputs. The Company did not have any fair value estimates using Level 3 inputs at March 31, 2014 or December 31, 2013.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

(4) Share-Based Compensation

Total compensation expense for share-based compensation arrangements recognized in the condensed consolidated statements of operations as a component of selling, general and administrative expenses was $1,163 and $1,387 for the three months ended March 31, 2014 and 2013, respectively. Of these amounts, $0 and $156 were related to the Long-Term Cash Incentive Plan “Phantom Shares” discussed in Note 9 for the three months ended March 31, 2014 and 2013, respectively.

(5) Debt

Debt consisted of the following at March 31, 2014 and December 31, 2013:

	March 31,	December 31,	Interest rates at
	2014	2013	March 31, 2014	Maturity
Revolving Credit Facility
Asset-based credit facility	$-	$-	N/A	Dec - 2016

Debt
Senior secured notes, net of discount
and swap fair value adjustment (A)	$173,356	$173,061	9.50%	Oct - 2017
PST short-term notes	13,049	4,822	1.90% - 11.76%	Various 2014
PST long-term notes	16,753	16,896	4.00% - 5.50%	2014 - 2019
Suzhou note	1,448	1,487	7.39%	Aug - 2014
Other	1,030	966
Total debt	205,636	197,232
Less: current portion	(21,559)	(12,187)
Total long-term debt, net	$184,077	$185,045

(A)	Interest rate excludes the effect of the Company's interest rate swap and the accretion of debt discount.

Revolving Credit Facility

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

The available borrowing capacity on the Credit Facility is based on eligible current assets, as defined. At March 31, 2014 and December 31, 2013, the Company had undrawn borrowing capacity of approximately $87,034 and $71,072, respectively. The Credit Facility contains financial performance covenants which would only constrain the Company’s borrowing capacity if our undrawn availability falls below $20,000. Other restrictions include limits on capital expenditures, operating leases, dividends and investment activities in negative covenants which limit investment activities to $15,000 minus certain guarantees and obligations.

The Company was in compliance with all Credit Facility covenants at March 31, 2014 and December 31, 2013.

Debt

On October 4, 2010, the Company issued $175,000 of senior secured notes which are included as a component of long-term debt, net on the condensed consolidated balance sheets. These senior secured notes bear interest at an annual rate of 9.5% and mature on October 15, 2017. The senior secured notes were issued to the original purchasers at a 2.5% discount for which the remaining balance at March 31, 2014 and December 31, 2013 was $2,582 and $2,732, respectively. The senior secured notes are redeemable in full, at the Company's option, beginning October 15, 2014 at 104.75%. Interest payments are payable on April 15 and October 15 of each year. The senior secured notes indenture limits the amount of the Company and its restricted subsidiaries' indebtedness, restricts certain payments and includes various other non-financial restrictive covenants. The senior secured notes are guaranteed by all of the Company's existing domestic restricted subsidiaries. All other restricted subsidiaries that may guarantee any indebtedness of the Company or the guarantors will also guarantee the senior secured notes.

Our consolidated subsidiary PST Eletrônica Ltda. (“PST”) maintains several short-term and long-term notes used for working capital purposes that have fixed interest rates. The weighted-average interest rates of short-term and long-term debt of PST at March 31, 2014 were 9.1% and 4.9%, respectively.  Depending on the specific note, interest is payable either monthly or annually. The PST notes at March 31, 2014 mature as follows: $19,130 in 2014, $5,184 in 2015, $2,207 in 2016 and approximately $1,094 annually in 2017, 2018 and 2019.

On August 21, 2013, the Company's wholly-owned subsidiary located in Suzhou, China entered into a term loan for 9,000 Chinese yuan which matured in February 2014. On February 25, 2014, the subsidiary entered into a new term loan for 9,000 Chinese yuan (the “Suzhou note”). The U.S. dollar equivalent outstanding loan balance was $1,448 and $1,487 at March 31, 2014 and December 31, 2013, respectively. The Suzhou note is included on the condensed consolidated balance sheets as a component of current portion of long-term debt. The term loan matures in August 2014 with interest payable quarterly at 132.0% of the one-year lending rate published by The People's Bank of China, which was 7.39% at March 31, 2014.

The Company was in compliance with all note covenants at March 31, 2014 and December 31, 2013.

The Company's wholly-owned subsidiary located in Stockholm, Sweden, has an overdraft credit line which allows overdrafts on the subsidiary's bank account up to a maximum level of 20,000 Swedish krona, or $3,090 and $3,107, at March 31, 2014 and December 31, 2013, respectively. At March 31, 2014 and December 31, 2013, there was no balance outstanding on this bank account.

(6) Net Income Per Share

Basic net income per share was computed by dividing net income by the weighted-average number of Common Shares outstanding for each respective period. Diluted net income per share was calculated by dividing net income attributable to Stoneridge, Inc. by the weighted-average of all potentially dilutive Common Shares that were outstanding during the periods presented.

Weighted-average Common Shares outstanding used in calculating basic and diluted net income per share were as follows:

Three months ended March 31	2014	2013

Basic weighted-average Common Shares outstanding	26,854,017	26,601,282
Effect of dilutive shares	554,764	793,759
Diluted weighted-average Common Shares outstanding	27,408,781	27,395,041

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

Options not included in the computation of diluted net income per share to purchase 20,000 Common Shares at an average price of $15.73 per share were outstanding at March 31, 2014 and 2013. These outstanding options were not included in the computation of diluted net income per share because their respective exercise prices were greater than the average closing market price of Company Common Shares and the effect would be anti-dilutive.

There were 466,650 and 663,750 performance-based restricted Common Shares outstanding at March 31, 2014 and 2013, respectively. There were also 374,400 performance-based right to receive Common Shares outstanding at March 31, 2014. These shares were not included in the computation of diluted net income per share because all vesting conditions have not been achieved as of March 31, 2014 and 2013. These shares may become dilutive based on the Company’s ability to meet or exceed future performance targets.

(7) Changes in Accumulated Other Comprehensive Loss by Component

Changes in accumulated other comprehensive loss for the three months ended March 31, 2014 and 2013 were as follows:

	Foreign		Benefit
	currency		plan
	translation	Derivatives	liability	Total
Balance at January 1, 2014	$(30,335)	$(111)	$(12)	$(30,458)

Other comprehensive income (loss) before reclassifications	4,178	(354)	-	3,824
Amounts reclassified from accumulated other comprehensive loss	-	211	-	211
Net other comprehensive income (loss), net of tax	4,178	(143)	-	4,035

Balance at March 31, 2014	$(26,157)	$(254)	$(12)	$(26,423)

Balance at January 1, 2013	$(12,410)	$2,140	$(12)	$(10,282)

Other comprehensive income before reclassifications	2,245	996	-	3,241
Amounts reclassified from accumulated other comprehensive loss	-	(737)	-	(737)
Net other comprehensive income, net of tax	2,245	259	-	2,504

Balance at March 31, 2013	$(10,165)	$2,399	$(12)	$(7,778)

(8)  Commitments and Contingencies

In the ordinary course of business, the Company is subject to a broad range of claims and legal proceedings that relate to contractual allegations, tax audits, patent infringement, product liability and employment-related matters. Although it is not possible to predict with certainty the outcome of these matters, the Company is of the opinion that the ultimate resolution of these matters will not have a material adverse affect on its consolidated results of operations or financial position.

As a result of environmental studies performed at the Company’s former facility located in Sarasota, Florida, the Company became aware of soil and groundwater contamination at the Company site. The Company engaged an environmental engineering consultant to assess the level of contamination and to develop a remediation and monitoring plan for the site. Soil remediation at the site was completed during the year ended December 31, 2010. Ground water remediation will begin in the second quarter of 2014, as the remedial action plan has been approved by the Florida Department of Environmental Protection. During the three months ended March 31, 2014 and 2013, environmental remediation costs incurred were immaterial. At March 31, 2014 and December 31, 2013, the Company had accrued an undiscounted liability of $944 related to future remediation. At March 31, 2014 and December 31, 2013, $683 was recorded as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets while the remaining amount was recorded as a component of other long-term liabilities. A majority of the costs associated with the recorded liability will be incurred at the start of the groundwater remediation, with the balance relating to monitoring costs to be incurred over multiple years. Although the Company sold the Sarasota facility and related property in December 2011, the liability to remediate the site contamination remains the responsibility of the Company. Due to the ongoing site remediation, the closing terms of the sale agreement included a requirement for the Company to maintain a $2,000 letter of credit for the benefit of the buyer.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

In September 2013, a legal proceeding was initiated by Actia in a French court alleging infringement of its patents by the Company’s Electronics segment. Actia is seeking injunctive relief and monetary damages of approximately $19,000 resulting from such alleged infringement. The Company believes that its products did not infringe on any of the patents claimed by Actia. The Company believes Actia’s claims are without merit, and therefore is vigorously defending itself against these allegations.

On May 24, 2013, the State Revenue Services of São Paulo issued a tax deficiency notice against PST, our 74% owned consolidated subsidiary, claiming that the vehicle tracking and monitoring services it provides should be classified as communication services, and therefore subject to the State Value Added Tax – ICMS. The State Revenue Services assessment imposed the 25.0% ICMS tax on all revenues of PST related to the vehicle tracking and monitoring services during the period from January 2009 through December 2010. The Brazilian real (“R$”) and U.S. dollar equivalent (“$”) of the aggregate tax assessment is approximately R$92,500 ($40,900) which is comprised of Value Added Tax – ICMS of R$13,200 ($5,800), interest of R$11,400 ($5,100) and penalties of R$67,900 ($30,000).

The Company believes that the vehicle tracking and monitoring services are non-communication services, as defined under Brazilian tax law, subject to the municipal ISS tax, not communication services subject to state ICMS tax as claimed by the State Revenue Services of São Paulo. PST has, and will continue to collect the municipal ISS tax on the vehicle tracking and monitoring services in compliance with Brazilian tax law and will defend its tax position. PST has received a legal opinion that the merits of the case are favorable to PST, determining among other things that the imposition on the subsidiary of the State ICMS by the State Revenue Services of São Paulo is not in accordance with the Brazilian tax code. Management believes, based on the legal opinion of PST’s Brazilian legal counsel and the results of the Brazil Administrative Court's ruling in favor of another vehicle tracking and monitoring company related to the tax deficiency notice it received, the likelihood of loss is not probable although it may take years to resolve.  As a result of the above, as of March 31, 2014 and December 31, 2013, no accrual has been recorded with respect to the tax assessment.  An unfavorable judgment on this issue for the years assessed and for subsequent years could result in significant costs to PST and adversely affect its results of operations.

In addition, PST has civil, labor and other tax contingencies for which the likelihood of loss is deemed to be reasonably possible, but not probable, by its legal advisors. As a result, no provision has been recorded with respect to these contingencies, which amounted to $13,633 and $11,469 at March 31, 2014 and December 31, 2013, respectively. An unfavorable outcome on this issue could result in significant cost to PST and adversely affect its results of operations.

Product Warranty and Recall

Amounts accrued for product warranty and recall claims are established based on the Company's best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet dates. These accruals are based on several factors including past experience, production changes, industry developments and various other considerations. The Company can provide no assurances that it will not experience material claims in the future or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued or beyond what the Company may recover from its suppliers. The current portion of product warranty and recall is included as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets. Product warranty and recall included $1,133 and $1,019 of a long-term liability at March 31, 2014 and December 31, 2013, respectively, which is included as a component of other long-term liabilities on the condensed consolidated balance sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

The following provides a reconciliation of changes in product warranty and recall liability:

Three months ended March 31	2014	2013
Product warranty and recall at beginning of period	$6,481	$6,107
Accruals for products shipped during period	1,190	1,079
Aggregate changes in pre-existing liabilities due to claim developments	264	529
Settlements made during the period (in cash or in kind)	(540)	(1,498)
Product warranty and recall at end of period	$7,395	$6,217

(9) Employee Benefit Plans

Long-Term Cash Incentive Plan

In March 2009, the Company adopted the Stoneridge, Inc. Long-Term Cash Incentive Plan (“LTCIP”) and granted awards to certain officers and key employees. In May 2009, the LTCIP was approved by the Company's shareholders.

The Company granted awards under the LTCIP in 2013 which provided recipients with the right to receive an amount of cash equal to the fair market value of a specific number of Phantom Shares three years from the date of grant depending on the Company's actual earnings per share performance for each fiscal year of 2013, 2014, and 2015 within the performance period. The Company records an accrual for awards to be paid in the period earned based on anticipated achievement of the performance goal. If the participant voluntarily terminates employment or is discharged for cause, as defined in the LTCIP, the award is forfeited. There was no accrual recorded related to the LTCIP at March 31, 2014 for the 2013 or 2014 performance periods.

(10) Income Taxes

The Company adjusts its effective tax rate each quarter based on the estimated annual effective tax rate, as required. The Company also records the tax impact of certain discrete, unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur. In addition, jurisdictions with a projected loss for the year where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projected earnings.

The Company recognized a provision for income taxes of $430, or 46.7%, and $1,019, or 19.2%, of income before income taxes, for federal, state and foreign income taxes for the three months ended March 31, 2014 and 2013, respectively. The decrease in the tax provision was primarily due to lower income before income taxes in the current period compared to the same period for 2013 primarily due to the loss incurred by PST. The reduction in income tax expense was partially offset by discrete tax items related to certain foreign operations recorded during the current period. The increase in the effective tax rate for the three months ended March 31, 2014 compared to the same period for 2013 was primarily attributable to the negative impact of recognizing a tax benefit on the PST loss at a local tax rate lower than the Company’s statutory rate as well as the impact of the discrete tax items referenced above.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

(11) Segment Reporting

Operating segments are defined as components of an enterprise that are evaluated regularly by the Company's chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the chief executive officer.

The Company has four reportable segments: Control Devices, Electronics, Wiring and PST which also represents its operating segments. The Control Devices reportable segment produces sensors, switches, valves and actuators. The Electronics reportable segment produces electronic instrument clusters, electronic control units and driver information systems. The Wiring reportable segment produces electrical power and signal distribution systems, primarily wiring harnesses, connectors and instrument panel assemblies. The PST reportable segment designs and manufactures electronic vehicle security alarms, convenience accessories, vehicle tracking devices and monitoring services and in-vehicle audio and video devices.

The accounting policies of the Company's reportable segments are the same as those described in Note 2, “Summary of Significant Accounting Policies” of the Company's December 31, 2013 Form 10-K. The Company's management evaluates the performance of its reportable segments based primarily on revenues from external customers, capital expenditures and income before income taxes. Inter-segment sales are accounted for on terms similar to those to third parties and are eliminated upon consolidation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

A summary of financial information by reportable segment is as follows:

Three months ended March 31	2014	2013
Net Sales:
Control Devices	$77,323	$71,913
Inter-segment sales	752	796
Control Devices net sales	78,075	72,709

Electronics	50,091	44,520
Inter-segment sales	11,757	10,866
Electronics net sales	61,848	55,386

Wiring	75,059	76,848
Inter-segment sales	1,875	1,603
Wiring net sales	76,934	78,451

PST	33,916	42,429
Inter-segment sales	-	-
PST net sales	33,916	42,429

Eliminations	(14,384)	(13,265)
Total net sales	$236,389	$235,710
Income (Loss) Before Income Taxes:
Control Devices	$6,835	$6,267
Electronics	3,619	3,782
Wiring	(618)	(427)
PST	(5,612)	483
Other corporate activities	697	(864)
Corporate interest expense	(4,001)	(3,939)
Total income before income taxes	$920	$5,302
Depreciation and Amortization:
Control Devices	$2,371	$2,535
Electronics	1,101	1,279
Wiring	1,255	1,211
PST	3,169	3,832
Corporate	45	48
Total depreciation and amortization (A)	$7,941	$8,905
Interest Expense, net:
Control Devices	$61	$47
Electronics	199	187
Wiring	11	124
PST	668	277
Corporate	4,001	3,939
Total interest expense, net	$4,940	$4,574
Capital Expenditures:
Control Devices	$1,734	$3,240
Electronics	647	469
Wiring	479	516
PST	1,667	1,466
Corporate	59	127
Total capital expenditures	$4,586	$5,818

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

	March 31,	December 31,
	2014	2013
Total Assets:
Control Devices	$117,551	$105,730
Electronics	110,638	105,352
Wiring	113,048	98,180
PST	248,070	237,649
Corporate (B)	294,583	308,167
Eliminations	(270,934)	(266,756)
Total assets	$612,956	$588,322

(A)	These amounts represent depreciation and amortization on property, plant and equipment and certain intangible assets.
(B)	Assets located at Corporate consist primarily of cash, intercompany loan receivables, equity investments and investments in subsidiaries.

The following table presents net sales and long-term assets for each of the geographic areas in which the Company operates:

Three months ended March 31	2014	2013
Net Sales:
North America	$155,330	$153,099
South America	33,916	42,429
Europe and Other	47,143	40,182
Total net sales	$236,389	$235,710

	March 31,	December 31,
	2014	2013
Long-term Assets:
North America	$76,289	$79,219
South America	158,108	154,226
Europe and Other	16,161	14,641
Total long-term assets	$250,558	$248,086

(12) Investments

Minda Stoneridge Instruments Ltd.

The Company has a 49% interest in Minda Stoneridge Instruments Ltd. (“Minda”), a company based in India that manufactures electronics, instrumentation equipment and sensors primarily for the motorcycle and commercial vehicle market. The investment is accounted for under the equity method of accounting. The Company's investment in Minda recorded as a component of investments and other long-term assets, net on the condensed consolidated balance sheets, was $6,417 and $5,981 at March 31, 2014 and December 31, 2013, respectively. Equity in earnings of Minda included in the condensed consolidated statements of operations was $238 and $201, for the three months ended March 31, 2014 and 2013, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

PST Eletrônica Ltda.

The Company has a 74% controlling interest in PST. Noncontrolling interest in PST increased by $367 to $39,907 at March 31, 2014 due to a favorable change in foreign currency translation of $1,345, which was partially offset by a proportionate share of its net loss of $978 for the three months ended March 31, 2014. Noncontrolling interest in PST increased by $601 to $44,677 at March 31, 2013 due to a favorable change in foreign currency translation of $647 and a proportionate share of its net income of $165 for the three months ended March 31, 2013, which were partially offset by a dividend of $211. Comprehensive income related to the PST noncontrolling interest was $367 and $812 for the three months ended March 31, 2014 and 2013, respectively.

(13)  Recently Issued Accounting Standards

Accounting Standards Adopted

In July 2013, the Financial Accounting Standards Board issued an accounting standards update requiring entities to present in the financial statements an unrecognized tax benefit, or a portion of an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except to the extent such items are not available or not intended to be used at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position. In such instances, the unrecognized tax benefit is required to be presented in the financial statements as a liability and not be combined with deferred tax assets. This standards update is effective for fiscal years beginning after December 15, 2013. We adopted this standards update on January 1, 2014 which did not have a material impact on our condensed consolidated financial statements.

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

Wiring. This segment includes results of operations that produce electrical power and signal distribution systems, primarily wiring harnesses and connectors and assemble instrument panels.

PST. This segment includes results of operations that design and manufacture electronic vehicle alarms, convenience accessories, vehicle tracking devices and monitoring services and in-vehicle audio and video devices.

First Quarter Overview

Stoneridge, Inc. had net income of $1.5 million, or $0.05 per diluted share for the first quarter of 2014, a $2.6 million, or $0.10 per diluted share decrease from $4.1 million, or $0.15 per diluted share for the first quarter of 2013.

The decrease in first quarter earnings compared to the first quarter of 2013 was primarily due to lower earnings of our PST segment. PST earnings were negatively impacted by an unfavorable change in mix of products sold, unfavorable changes in foreign currency translation and to a lesser extent lower sales resulting from weakness in the Brazilian economy which negatively affected consumer demand and automotive production.

Net sales increased by $0.7 million, or 0.3%, primarily attributable to $5.2 million from higher sales to our European commercial vehicle customers and higher volume in our North American commercial and automotive vehicle markets of $4.0 million and $3.9 million, respectively. These net sales increases were offset by unfavorable changes in foreign currency translation of approximately $6.3 million and lower product sales volume attributed to PST as well as decreased sales volume to our North American agricultural vehicle customers during the first quarter of 2014 compared to the first quarter of 2013.

At March 31, 2014 and December 31, 2013, we maintained a cash and cash equivalents balance of $48.4 million and $62.8 million, respectively. The decrease was primarily due to an increase in working capital levels. As discussed in Note 5 to the condensed consolidated financial statements, at March 31, 2014 and December 31, 2013, we had no borrowings outstanding on our asset-based credit facility (the “Credit Facility”). We had undrawn borrowing capacity on the Credit Facility of $87.0 million and $71.1 million at March 31, 2014 and December 31, 2013, respectively.

Outlook

The North American automotive vehicle market is expected to continue to modestly improve in 2014. For 2014, this production volume is forecasted to be in the range of 16.2 million to 16.8 million units, an increase from 16.2 million units in 2013. The improvement in the North American automotive vehicle market and sales of new products should have a favorable effect on our Control Devices segment’s results in 2014.

The North American commercial vehicle market showed weakness throughout 2013, which we expect will continue in 2014. Also, our commercial vehicle sales will be impacted by any change in market share of a significant customer.

The European commercial vehicle market modestly improved in the first quarter of 2014 which is expected to continue throughout 2014 and have a favorable impact on our Electronics segment.

Agricultural vehicle production showed weakness for both the first quarter of 2013 and 2014 which unfavorably affected our Wiring segment. This weakness is expected to continue for the remainder of 2014.

Our PST segment revenues decreased in the first quarter of 2014 compared to 2013 due to a weakened Brazilian economy which negatively affected consumer demand and automotive production. As there is significant uncertainty regarding the recovery of the Brazilian economy in 2014, PST is realigning its cost structure to mitigate the impact on earnings of possible continued lower product demand for the remainder of 2014.

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

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

					Dollar
					increase /
Three months ended March 31	2014		2013		(decrease)
Net sales	$236,389	100.0%	$235,710	100.0%	$679
Costs and expenses:
Cost of goods sold	181,600	76.8	176,981	75.1	4,619
Selling, general and administrative	47,221	20.0	48,437	20.5	(1,216)
Operating income	7,568	3.2	10,292	4.4	(2,724)
Interest expense, net	4,940	2.1	4,574	2.0	366
Equity in earnings of investee	(238)	(0.1)	(201)	(0.1)	(37)
Other expense, net	1,946	0.8	617	0.3	1,329
Income before income taxes	920	0.4	5,302	2.2	(4,382)
Provision for income taxes	430	0.2	1,019	0.4	(589)
Net income	490	0.2	4,283	1.8	(3,793)
Net income (loss) attributable to noncontrolling interest	(978)	(0.4)	160	0.1	(1,138)
Net income attributable to Stoneridge, Inc.	$1,468	0.6%	$4,123	1.7%	$(2,655)

Net Sales. Net sales for our reportable segments, excluding inter-segment sales, are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Three months ended March 31	2014		2013		(decrease)	(decrease)
Control Devices	$77,323	32.7%	$71,913	30.5%	$5,410	7.5%
Electronics	50,091	21.2	44,520	18.9	5,571	12.5%
Wiring	75,059	31.8	76,848	32.6	(1,789)	(2.3)%
PST	33,916	14.3	42,429	18.0	(8,513)	(20.1)%
Total net sales	$236,389	100.0%	$235,710	100.0%	$679	0.3%

Our Control Devices segment sales increased primarily due to higher volume primarily in our North American automotive and commercial vehicle markets of $3.5 million and $1.7 million, respectively, during the first quarter of 2014 when compared to the first quarter of 2013.

Our Electronics segment net sales increased primarily due to a $5.2 million increase in sales of our European commercial vehicle products resulting from higher volume and new product sales for the first quarter of 2014 when compared to the first quarter of 2013.

Our Wiring segment sales decreased due to volume decreases in our agricultural products of $2.9 million, partially offset by a volume increase in specialty vehicle products.

Our PST segment sales decreased due to an unfavorable change in foreign currency translation which reduced sales by $6.3 million, or 14.8%, as well as lower product volume primarily in its aftermarket and OEM channels.

Net sales by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Three months ended March 31	2014		2013		(decrease)	(decrease)
North America	$155,330	65.7%	$153,099	65.0%	$2,231	1.5%
South America	33,916	14.3	42,429	18.0	(8,513)	(20.1)%
Europe and Other	47,143	20.0	40,182	17.0	6,961	17.3%
Total net sales	$236,389	100.0%	$235,710	100.0%	$679	0.3%

The North American geographic location consists of the results of our operations in the United States and Mexico.

The increase in North American net sales was primarily attributable to increased sales volume in our North American automotive and commercial vehicle markets within our Control Devices segment of $3.5 million and $1.7 million, respectively, which was partially offset by lower North American agricultural vehicle sales of approximately $2.9 million. Our decrease in net sales in South America was primarily due to an unfavorable foreign currency translation and was negatively impacted by lower PST product sales volume. Our increase in net sales in Europe and Other was primarily due to increased sales of European commercial vehicle market products of $5.2 million and favorable foreign currency translation.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased by 2.6% primarily due to higher material and labor costs. Our material cost as a percentage of net sales increased to 52.0% for the first quarter of 2014 compared to 50.5% for the first quarter of 2013. Our gross margin decreased to 23.2% for the first quarter of 2014 compared to 24.9% for the first quarter of 2013 due to an unfavorable change in mix of products sold and higher material and labor costs.

Our Control Devices segment gross margin increased due to increased sales volume.

Our Electronics segment gross margin decreased despite a 12.5% increase in sales due to an unfavorable change in mix of products sold.

Our Wiring segment gross margin declined due to increased labor inefficiencies combined with lower sales volume.

Our PST segment gross margin declined due to an unfavorable change in mix of products sold and lower sales volume.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses decreased by $1.2 million for the first quarter of 2014 compared to the prior year first quarter due to decreases in sales, general and administrative costs of $2.1 million primarily related to foreign currency translation at PST, which was offset by increased product development expenses of $0.9 million primarily in our Control Devices and Electronics segments.

Interest Expense, net. Interest expense, net increased by $0.4 million during the first quarter of 2014 when compared to the prior year first quarter due to higher interest on our PST term notes due to higher average outstanding loan balances.

Equity in Earnings of Investee. Equity earnings for Minda were $0.2 million for both the first quarter of 2014 and 2013.

Other Expense, net. We record certain foreign currency transaction and forward currency hedge contract gains and losses as a component of other expense, net on the condensed consolidated statement of operations. Our results for the three months ended March 31, 2014 and 2013 were unfavorably affected by approximately $1.9 million and $0.6 million due to the volatility in certain foreign exchange rates. Substantially all of the unfavorable foreign currency loss for the first quarter of 2014 was related to the translation of the Argentinian peso related to PST.

Income Before Income Taxes. Income (loss) before income taxes is summarized in the following table by reportable segment (in thousands):

			Dollar	Percent
			increase /	increase /
Three months ended March 31	2014	2013	(decrease)	(decrease)
Control Devices	$6,835	$6,267	$568	9.1%
Electronics	3,619	3,782	(163)	(4.3)%
Wiring	(618)	(427)	(191)	(44.7)%
PST	(5,612)	483	(6,095)	NM
Other corporate activities	697	(864)	1,561	180.7%
Corporate interest expense	(4,001)	(3,939)	(62)	(1.6)%
Income before income taxes	$920	$5,302	$(4,382)	(82.6)%

NM – not meaningful

Our Control Devices segment income before income taxes increased due to higher sales partially offset by higher SG&A expenses, primarily design and development costs.

Our Electronics segment income before income taxes decreased slightly as the increase in sales was more than offset by an unfavorable change in mix of products sold and higher design and development costs.

Our Wiring segment income before income taxes decreased slightly primarily due to lower sales combined with higher labor costs.

Our PST segment decrease in profitability is primarily due to an unfavorable change in mix of products sold, an unfavorable impact of foreign currency translation and to a lesser extent lower sales volume and higher interest expense, which were partially offset by lower SG&A expenses.

The increase in income before income taxes from other corporate activities is primarily related to lower share-based and performance-based compensation related expenses.

Income before income taxes by geographic location is summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Three months ended March 31	2014		2013		(decrease)	(decrease)
North America	$4,881	530.5%	$2,682	50.6%	$2,199	82.0%
South America	(5,612)	(610.0)	483	9.1	(6,095)	NM
Europe and Other	1,651	179.5	2,137	40.3	(486)	(22.7)%
Income before income taxes	$920	100.0%	$5,302	100.0%	$(4,382)	(82.6)%

North American income before income taxes includes interest expense, net of approximately $3.9 million for each of the quarters ended March 31, 2014 and 2013, respectively.

Our North American results increased primarily as a result of increased sales in the North American automotive and commercial vehicle markets, which were substantially offset by lower sales in our North American agricultural vehicle market and higher labor costs in our Wiring segment. The decrease in profitability in South America was primarily due to an unfavorable change in mix of products sold, an unfavorable impact of foreign currency translation and to a lesser extent lower sales volume. Our results in Europe and Other were negatively affected by an unfavorable mix of product sales and higher design and development costs.

Provision for Income Taxes. We recognized a provision for income taxes of $0.4 million, or 46.7%, and $1.0 million, or 19.8%, for federal, state and foreign income taxes for the first quarter of 2014 and 2013, respectively. The decrease in the tax provision was due to lower income before income taxes in the current period compared to the same period for 2013 primarily due to the loss incurred by PST. The reduction in income tax expense was partially offset by discrete tax items related to certain foreign operations recorded during the current period. The increase in the effective tax rate for the three months ended March 31, 2014 compared to the same period for 2013 was primarily attributable to the negative impact of recognizing a tax benefit on the PST loss at a local tax rate lower than the statutory rate as well as the impact of the discrete tax items referenced above.

Liquidity and Capital Resources

Summary of Cash Flows (in thousands):

			Dollar
			increase /
Three months ended March 31	2014	2013	(decrease)
Net cash provided by (used for):
Operating activities	$(16,191)	$(594)	$(15,597)
Investing activities	(4,572)	(5,802)	1,230
Financing activities	6,404	8,865	(2,461)
Effect of exchange rate changes on cash and cash equivalents	(39)	(300)	261
Net change in cash and cash equivalents	$(14,398)	$2,169	$(16,567)

The decrease in cash provided by operating activities for the first quarter of 2014 compared to the first quarter of 2013 was due to maintaining higher working capital levels, primarily inventory of $6.9 million at our PST and Wiring segments, a $3.8 million decrease in net income and a decrease in the growth of accrued expenses and accounts payable totaling $6.7 million, partially offset by a decrease in accounts receivable of $1.0 million. Our receivable terms and collections rates have remained consistent between periods presented.

The decrease in net cash used for investing activities for the first quarter of 2014 reflects a $1.2 million decrease in cash used for capital projects.

The decrease in net cash provided by financing activities was primarily due to lower PST term loan borrowings.

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

As outlined in Note 5 to our condensed consolidated financial statements, our asset-based credit facility (the “Credit Facility”) permits borrowing up to a maximum level of $100.0 million. This facility provides us with lower borrowing rates and allows us the flexibility to refinance other outstanding debt. At March 31, 2014 and December 31, 2013, there were no borrowings outstanding. The available borrowing capacity on our Credit Facility is based on eligible current assets, as defined. At March 31, 2014, we had undrawn borrowing capacity of $87.0 million based on eligible current assets. The Credit Facility contains financial performance covenants which would only constrain our borrowing capacity if our undrawn availability falls below $20.0 million. However, restrictions do include limits on capital expenditures, operating leases, dividends and investment activities in a negative covenant which limits investment activities to $15.0 million minus certain guarantees and obligations. The Company was in compliance with all covenants at March 31, 2014. The covenants included in our Credit Facility to date have not and are not expected to limit our financing flexibility.

PST maintains several short-term and long-term loans used for working capital purposes. At March 31, 2014, there was $29.8 million outstanding on the PST term loans.  The PST loans at March 31, 2014 mature as follows: $19.1 million in 2014, $5.2 million in 2015, $2.2 million in 2016 and approximately $1.1 million annually in 2017, 2018 and 2019.

The term loan for our Suzhou, China subsidiary is in the amount of 9.0 million Chinese yuan, which U.S. dollar equivalent outstanding balance was approximately $1.4 million at March 31, 2014, and is included on the condensed consolidated balance sheet as a component of current portion long-term debt. The term loan matures in August 2014. Interest is payable monthly at the one-year lending rate published by The People's Bank of China 132.0%. At March 31, 2014, the interest rate on the term loan was 7.39%.

The Company's wholly owned subsidiary located in Stockholm, Sweden, has an overdraft credit line which allows overdrafts on the subsidiary's bank account up to a maximum level of 20.0 million Swedish krona, or $3.1 million, at March 31, 2014. At March 31, 2014, there were no overdrafts on the bank account.

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

Our future results could be unfavorably affected by increased commodity prices, specifically copper as copper fluctuations impact the cost of our raw material purchases. We entered into fixed price commodity contracts for a portion of our 2014 copper purchases and have a portion of our 2014 sales subject to copper surcharge billings which would mitigate a portion of raw material cost increases. Our 2014 results could also be adversely affected by unfavorable foreign currency exchange rates. We have significant foreign denominated transaction exposure in certain locations, especially in Brazil, Argentina, Mexico and Sweden. We have entered into foreign currency forward contracts and maintain Mexican peso- and euro-denominated cash balances to reduce our exposure related to foreign currency fluctuations.

At March 31, 2014, we had a cash and cash equivalents balance of approximately $48.4 million, of which $18.2 million was held domestically and $30.2 million was held in foreign locations. The decrease from $62.8 million at December 31, 2013 was due to an increase in working capital levels. Our cash balance was not restricted at March 31, 2014.

Commitments and Contingencies

See Note 8 to the condensed consolidated financial statements for disclosures of the Company’s commitments and contingencies.

Seasonality

Our Control Devices, Electronics and Wiring segments are not typically materially impacted by seasonality, however the demand for our PST segment consumer products is typically higher in the second half of the year, the fourth quarter in particular.

Critical Accounting Policies and Estimates

The Company's critical accounting policies, which include management's best estimates and judgments, are included in Part II, Item 7, to the consolidated financial statements of the Company's 2013 Form 10-K. These accounting policies are considered critical as disclosed in the Critical Accounting Policies and Estimates section of Management's Discussion and Analysis of the Company's 2013 Form 10-K because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates.

Information regarding other significant accounting policies is included in Note 2 to our consolidated financial statements in Item 8 of Part II of the Company’s 2013 Form 10-K.

Inflation and International Presence

Given the current economic climate and recent fluctuations in certain commodity prices, we believe that an increase in such items could significantly affect our profitability.  Furthermore, by operating internationally, we are affected by foreign currency exchange rates and the economic conditions of certain countries.

Forward-Looking Statements

Portions of this report contain “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, our directors or officers with respect to, among other things, our (i) future product and facility expansion, (ii) acquisition or divestiture strategy, (iii) investments and new product development, and (iv) growth opportunities related to awarded business. Forward-looking statements may be identified by the words “will,” “may,” “should,” “designed to,” “believes,” “plans,” “projects,” “intends,” “expects,” “estimates,” “anticipates,” “continue,” and similar words and expressions. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other factors:

•	the reduced purchases, loss or bankruptcy of a major customer;

•	the costs and timing of facility closures, business realignment, or similar actions;

•	a significant change in commercial, automotive, agricultural, motorcycle or off-highway vehicle production;

•	competitive market conditions and resulting effects on sales and pricing;

•	the impact on changes in foreign currency exchange rates on sales, costs and results, particularly the Brazilian real, Argentinian peso, Mexican peso and euro;

•	our ability to achieve cost reductions that offset or exceed certain customer-mandated selling price reductions;

•	a significant change in general economic conditions in any of the various countries in which we operate;

•	labor disruptions at our facilities or at any of our significant customers or suppliers;

•	the ability of our suppliers to supply us with parts and components at competitive prices on a timely basis;

•	the amount of our indebtedness and the restrictive covenants contained in the agreements governing our indebtedness, including our credit facility and the senior secured notes;

•	customer acceptance of new products;

•	capital availability or costs, including changes in interest rates or market perceptions;

•	the failure to achieve the successful integration of any acquired company or business; and

•	those items described in Part I, Item IA (“Risk Factors”) of the Company's 2013 Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk presented within Part II, Item 7A of the Company's 2013 Form 10-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2014, an evaluation was performed under the supervision and with the participation of the Company's management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the PEO and PFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three months ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1. Legal Proceedings.

We are involved in certain legal actions and claims arising in the ordinary course of business. Although it is not possible to predict with certainty the outcome of these matters, we do not believe that any of the litigation in which we are currently engaged, either individually or in the aggregate, will have a material adverse effect on our business, consolidated financial position or results of operations. We are subject to a tax assessment in Brazil related to value added taxes on vehicle tracking and monitoring services for which the likelihood of loss is not probable although it may take years to resolve. We are also subject to litigation regarding patent infringement. See additional details of these matters in Note 8 to the condensed consolidated financial statements. We are also subject to the risk of exposure to product liability claims in the event that the failure of any of our products causes personal injury or death to users of our products and there can be no assurance that we will not experience any material product liability losses in the future. We maintain insurance against such product liability claims. In addition, if any of our products prove to be defective, we may be required to participate in a government-imposed or customer OEM-instituted recall involving such products.

Item 1A. Risk Factors.

There have been no material changes with respect to risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to repurchases of Common Shares made by us during the three months ended March 31, 2014. These shares were delivered to us by employees as payment for the withholding taxes due upon vesting of restricted share awards:

Maximum
			Total number of	number of shares
			shares purchased	that may yet be
	Total number		as part of publicly	purchased under
	of shares	Average price	announced plans	the plans or
Period	purchased	paid per share	or programs	programs
1/1/14-1/31/14	-	$-	N/A	N/A
2/1/14-2/28/14	65,234	10.18	N/A	N/A
3/1/14-3/31/14	-	-	N/A	N/A
Total	65,234

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

STONERIDGE, INC.

Date: May 8, 2014	/s/ John C. Corey
John C. Corey President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2014	/s/ George E. Strickler
George E. Strickler
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

10.1	Stoneridge, Inc. Amended and Restated Long-Term Incentive Plan – 2014 Performance Shares Agreement, filed herewith.

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

