Form 10-Q
period 2014-06-30
STONERIDGE INC
filed 2014-08-11
CIK 1043337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2014

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

☒Yes ☐No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☒No

The number of Common Shares, without par value, outstanding as of July 30, 2014 was 28,244,331.

STONERIDGE, INC. AND SUBSIDIARIES

INDEX		Page
PART I–FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of June 30, 2014 (Unaudited) and December 31, 2013	2
	Condensed Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2014 and 2013	3
	Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the Three and Six Months Ended June 30, 2014 and 2013	4
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2014 and 2013	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	37

PART II–OTHER INFORMATION

Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults Upon Senior Securities	38
Item 4.	Mine Safety Disclosures	38
Item 5.	Other Information	38
Item 6.	Exhibits	38

Signatures		39

Index to Exhibits		40

EX – 2.1
EX – 2.2
EX – 31.1
EX – 31.2
EX – 32.1
EX – 32.2

101	XBRL Exhibits:
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(in thousands)	2014	2013
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$45,757	$62,825
Accounts receivable, less reserves of $2,155 and $2,625, respectively	102,892	102,449
Inventories, net	97,126	79,528
Prepaid expenses and other current assets	32,572	27,831
Current assets of discontinued operations	106,347	96,969
Total current assets	384,694	369,602

Long-term assets:
Property, plant and equipment, net	89,060	86,323
Other assets:
Intangible assets, net	70,845	68,498
Goodwill	28,651	54,348
Investments and other long-term assets, net	10,358	9,551
Total long-term assets	198,914	218,720
Total assets	$583,608	$588,322

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of debt	$22,213	$12,187
Accounts payable	63,834	57,471
Accrued expenses and other current liabilities	48,563	47,310
Current liabilities of discontinued operations	33,084	36,754
Total current liabilities	167,694	153,722

Long-term liabilities:
Long-term debt, net	182,889	185,045
Deferred income taxes	58,180	57,026
Other long-term liabilities	4,495	3,995
Total long-term liabilities	245,564	246,066

Shareholders' equity:
Preferred Shares, without par value, authorized 5,000 shares, none issued	-	-
Common Shares, without par value, authorized 60,000 shares, issued 28,851 and 28,803 shares and outstanding 28,244 and 28,483 shares at June 30, 2014 and December 31, 2013, respectively, with no stated value	-	-
Additional paid-in capital	190,049	187,742
Common Shares held in treasury, 607 and 320 shares at June 30, 2014 and December 31, 2013, respectively, at cost	(1,183)	(519)
Accumulated deficit	(28,195)	(7,771)
Accumulated other comprehensive loss	(23,999)	(30,458)
Total Stoneridge Inc. shareholders' equity	136,672	148,994
Noncontrolling interest	33,678	39,540
Total shareholders' equity	170,350	188,534
Total liabilities and shareholders' equity	$583,608	$588,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2014	2013	2014	2013

Net sales	$162,099	$169,833	$323,430	$328,695
Costs and expenses:
Cost of goods sold	113,814	115,530	227,007	223,112
Selling, general and administrative	42,206	42,551	83,910	85,340
Goodwill impairment	29,300	-	29,300	-
Operating income (loss)	(23,221)	11,752	(16,787)	20,243
Interest expense, net	5,072	4,504	10,001	8,954
Equity in earnings of investee	(144)	(96)	(382)	(297)
Other expense, net	330	156	2,246	539
Income (loss) before income taxes from continuing operations	(28,479)	7,188	(28,652)	11,047
Provision for income taxes from continuing operations	90	775	385	1,466
Income (loss) from continuing operations	(28,569)	6,413	(29,037)	9,581
Discontinued operations:
Income from discontinued operations, net of tax	594	(22)	1,647	1,093
Loss on disposal, net of tax	(1,138)	-	(1,233)	-
Income (loss) from discontinued operations	(544)	(22)	414	1,093
Net income (loss)	(29,113)	6,391	(28,623)	10,674
Net income (loss) attributable to noncontrolling interest	(7,221)	634	(8,199)	794
Net income (loss) attributable to Stoneridge, Inc.	$(21,892)	$5,757	$(20,424)	$9,880

Earnings (loss) per share from continuing operations attributable to Stoneridge, Inc.:
Basic	$(0.79)	$0.22	$(0.78)	$0.33
Diluted	$(0.79)	$0.21	$(0.78)	$0.32
Earnings (loss) per share attributable to discontinued operations:
Basic	$(0.02)	$0.00	$0.02	$0.04
Diluted	$(0.02)	$0.00	$0.02	$0.04
Earnings (loss) per share attributable to Stoneridge, Inc.:
Basic	$(0.81)	$0.22	$(0.76)	$0.37
Diluted	$(0.81)	$0.21	$(0.76)	$0.36
Weighted-average shares outstanding:
Basic	26,934	26,692	26,894	26,649
Diluted	26,934	27,348	26,894	27,358

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three months ended		Six months ended
		June 30,		June 30,
(in thousands)	2014	2013	2014	2013

Net income (loss)	$(29,113)	$6,391	$(28,623)	$10,674
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,186	(14,359)	6,364	(12,114)
Unrealized gain (loss) on derivatives	238	(2,937)	95	(2,678)
Other comprehensive income (loss), net of tax	2,424	(17,296)	6,459	(14,792)
Consolidated comprehensive loss	(26,689)	(10,905)	(22,164)	(4,118)
Income (loss) attributable to noncontrolling interest	(7,221)	634	(8,199)	794
Comprehensive loss attributable to Stoneridge, Inc.	$(19,468)	$(11,539)	$(13,965)	$(4,912)

The Company has combined comprehensive loss from continuing operations and comprehensive loss from discontinued operations herein.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six months ended June 30 (in thousands)	2014	2013

OPERATING ACTIVITIES:
Net income (loss)	$(28,623)	$10,674
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation	13,322	14,588
Amortization, including accretion of debt discount	2,958	3,424
Deferred income taxes	572	(1,836)
Earnings of equity method investee	(382)	(297)
Loss on sale of fixed assets	18	-
Share-based compensation expense	2,300	2,723
Goodwill impairment	29,300	-
Wiring business asset group write-down	1,000	-
Changes in operating assets and liabilities, net of effect of business acquisition:
Accounts receivable, net	(10,626)	(20,358)
Inventories, net	(15,253)	(17,607)
Prepaid expenses and other	(3,433)	(3,454)
Accounts payable	3,931	10,745
Accrued expenses and other	(2,143)	4,641
Net cash provided by (used for) operating activities	(7,059)	3,243

INVESTING ACTIVITIES:
Capital expenditures	(12,605)	(10,701)
Proceeds from sale of fixed assets	73	83
Business acquisition	(1,022)	-
Net cash used for investing activities	(13,554)	(10,618)

FINANCING ACTIVITIES:
Revolving credit facility payments	-	(1,160)
Proceeds from issuance of other debt	13,067	19,234
Repayments of other debt	(7,465)	(16,953)
Noncontrolling interest shareholder distribution	(1,083)	-
Repurchase of Common Shares to satisfy employee tax withholding	(664)	(670)
Net cash provided by financing activities	3,855	451

Effect of exchange rate changes on cash and cash equivalents	(310)	(608)
Net change in cash and cash equivalents	(17,068)	(7,532)
Cash and cash equivalents at beginning of period	62,825	44,555

Cash and cash equivalents at end of period	$45,757	$37,023

Supplemental disclosure of non-cash financing activities:
Change in fair value of interest rate swap	$106	$(1,394)

The Company has combined cash flows from continuing operations and cash flows from discontinued operations within the operating, investing and financing categories.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

(1) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Stoneridge, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the SEC's rules and regulations. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year.

Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's 2013 Form 10-K.

During the second quarter of 2014, the Company entered into an asset purchase agreement to divest its Wiring business. The Wiring business is classified as held for sale and its activities as discontinued operations in accordance with the applicable accounting standards for all periods presented in the Company’s financial statements. Therefore, the Wiring business is excluded from both continuing operations and segment results for all periods presented. All previously reported financial information has been revised to conform to the current presentation.. The Wiring business designs and manufactures wiring harness products and assembles instruments panels principally to the commercial, agricultural and off-highway vehicle markets.

(2)  Recently Issued Accounting Standards

Accounting Standards Adopted

In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”) No. 2013-11, “Income Taxes (Topic 740)”, which requires entities to present in the financial statements an unrecognized tax benefit, or a portion of an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except to the extent such items are not available or not intended to be used at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position. In such instances, the unrecognized tax benefit is required to be presented in the financial statements as a liability and not be combined with deferred tax assets. This standards update is effective for fiscal years beginning after December 15, 2013. This standards update was adopted on January 1, 2014 which did not have a material impact on our condensed consolidated financial statements.

In April 2014, FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)”, which amends the definition of a discontinued operation in ASC 205-20 and requires entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued-operations criteria. The new guidance changes the definition of a discontinued operation and requires discontinued operations treatment for disposals of a component or group of components that represents a strategic shift that has or will have a major impact on an entity’s operations or financial results. The ASU is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014. Early adoption is permitted. The Company adopted the standard in May 2014 and is applying it prospectively to new disposals and new classifications of disposal groups as held for sale including the Wiring business. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. This standard is effective for fiscal years and interim periods within those years beginning after December 15, 2016. As such, the Company will adopt this standard in the first quarter of fiscal year 2017. Early adoption is prohibited. The Company is in the process of determining the impact, if any, the adoption of this standard ASU will have on its condensed consolidated financial statements.

(3) Discontinued Operations

Wiring Business

On May 26, 2014, the Company entered into an asset purchase agreement to sell substantially all of the assets and liabilities of the former Wiring segment to Motherson Sumi Systems Ltd., an India-based manufacturer of diversified products for the global automotive industry and a limited company incorporated under the laws of the Republic of India, and MSSL (GB) LIMITED, a limited company incorporated under the laws of the United Kingdom (collectively, “Motherson”) for $65,700 in cash and the assumption of certain related liabilities of the Wiring business. The final price to be paid is subject to working capital and other customary adjustments.

In the second quarter of 2014 the Company recorded a charge of $1,000 ($660 after tax) to adjust the carrying value of the Wiring assets to their estimated fair value less cost to sell, based on the terms of the agreement. The charge is included in loss on disposal, net of tax within discontinued operations in the condensed consolidated statements of operations.

On August 1, 2014, the Company completed the sale of substantially all of the assets and liabilities of its Wiring business to Motherson for $71,400 in cash, and consisted of $65,700 stated purchase price, a $2,600 working capital adjustment, and $3,100 wiring business cash on the closing date, which is subject to final working capital and other customary adjustments. The Company also entered into a transition services agreement with Motherson for the period July through December 2014 associated with information systems, accounting, administrative and support services as well as production in Estonia and China. In addition, the Company’s Electronics segment will have ongoing sales to the Wiring business acquired by Motherson.

The total assets and liabilities that are included as held for sale in our condensed consolidated balance sheet as of June 30, 2014 are approximately $106,347 and $33,084, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

The following tables display summarized activity in our condensed consolidated statements of operations for discontinued operations during the three and six months ended June 30, 2014 and 2013, related to the Wiring business.

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net sales	$71,234	$72,952	$146,293	$149,800
Cost of goods sold (B)	64,711	67,035	133,118	136,434
Selling, general and administrative (A) (B)	5,228	5,844	10,597	11,492
Interest expense, net	15	71	26	195
Other expense, net	58	(326)	89	(92)
Income from operations of discontinued operations before income taxes (A) (B) (C)	1,222	328	2,463	1,771
Income tax expense on discontinued operations	(628)	(350)	(816)	(678)
Income (loss) from discontinued operations, net of tax	594	(22)	1,647	1,093

Loss on disposal	(1,750)	-	(1,897)	-
Income tax benefit on loss on disposal	612	-	664	-
Loss on disposal, net of tax	(1,138)	-	(1,233)	-

Income (loss) from discontinued operations	$(544)	$(22)	$414	$1,093

(A)	Included in earnings of discontinued operations before income tax expenses for the three and six months ended June 30, 2014 were transaction costs of $750 and $897, respectively, and a $1,000 write-down to adjust the carrying value of the Wiring assets to their estimated fair value less cost to sell.

(B)	The assets and liabilities of the Wiring business were reclassified to held for sale effective May 26, 2014. Accordingly, depreciation and amortization for the Wiring assets were not recorded after that date.

(C)	Management fees, which had been reported in the Wiring business in prior periods, of $1,863 and $3,726 for the three and six months ended June 30, 2013, respectively, have been excluded as they are not directly attributable to the business.

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Depreciation and amortization	$856	$1,196	$2,111	$2,407
Capital expenditures	362	988	841	1,504

Wiring intercompany sales were $1,669 and $2,198 for the three months ended June 30, 2014 and 2013, respectively, and $3,544 and $3,801 for the six months ended June 30, 2014 and 2013, respectively.

Wiring intercompany purchases were $7,510 and $6,736 for the three months ended June 30, 2014 and 2013, respectively, and $15,290 and $13,401 for the six months ended June 30, 2014 and 2013, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

The following table displays a summary of the Wiring assets and liabilities held for sale as of June 30, 2014 and December 31, 2013.

	June 30,	December 31,
	2014	2013
Assets
Accounts receivable, less reserves	$41,936	$31,287
Inventories, net	35,856	34,530
Prepaid expenses and other current assets	2,078	1,786
Property, plant and equipment, net	21,704	24,549
Goodwill	4,173	4,173
Intangible assets, net	300	344
Other assets	300	300
Total assets	$106,347	$96,969

Liabilities
Accounts payable	25,262	27,413
Accrued expenses and other current liabilities	7,822	9,341
Total liabilities	$33,084	$36,754

Total net assets held for sale	$73,263	$60,215

(4) Goodwill

The Company conducts its annual goodwill impairment test for its majority owned subsidiary, PST Eletrônica Ltda. (“PST”) on October 1, and did so in 2013 without a need to expand the impairment test to step two of Accounting Standards Codification (“ASC”) 350 as PST’s calculated fair value exceeded its carrying value by approximately 10.0% and no indicators of impairment were identified as disclosed in the Company’s 2013 Form 10-K.

During the second quarter of 2014 however, indicators of potential impairment required the Company to conduct an interim impairment test. Those indicators included a decline in recent operating results and lower growth expectations primarily due to the weakening of the Brazilian economy and automotive market. In accordance with ASC 350, the Company completed step one of the impairment analysis and concluded that, as of June 30, 2014, the fair value of the PST reportable segment was below its carrying value, including goodwill. As such, step two of the impairment test was initiated in accordance with ASC 350.

Due to its time intensive nature, the step two analysis has not been completed as of the date of this filing. In accordance with ASC 350, the Company has recorded its best estimate of $29,300 as a non-cash goodwill impairment charge (of which $6,436 was attributable to noncontrolling interest) as of June 30, 2014 which is included in the Company’s condensed consolidated statements of operations. The Company expects to complete the step two analysis in the third quarter of 2014.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

The change in the carrying amount of goodwill is as follows:

	Electronics	PST	Total
Balance at December 31, 2013	$604	$53,744	$54,348
Acquisition of business	641	-	641
Goodwill impairment charge	-	(29,300)	(29,300)
Currency translation	(23)	2,985	2,962
Balance at June 30, 2014	$1,222	$27,429	$28,651

(5) Inventories

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

Inventory cost includes material, labor and overhead. Inventories consisted of the following:

	June 30,	December 31,
	2014	2013
Raw materials	$52,331	$47,099
Work-in-progress	11,429	10,622
Finished goods	33,366	21,807
Total inventories, net	$97,126	$79,528

Inventory valued using the FIFO method was $40,442 and $33,220 at June 30, 2014 and December 31, 2013, respectively. Inventory valued using the average cost method was $56,684 and $46,308 at June 30, 2014 and December 31, 2013, respectively.

(6) Financial Instruments and Fair Value Measurements

Financial Instruments

A financial instrument is cash or a contract that imposes an obligation to deliver, or conveys a right to receive cash or another financial instrument. The carrying values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. The estimated fair value of the Company's senior secured notes with a face value of $175,000 (fixed rate debt) at June 30, 2014 and December 31, 2013 was $186,603 and $190,100, respectively, and was determined using market quotes classified as Level 2 input within the fair value hierarchy.

Derivative Instruments and Hedging Activities

On June 30, 2014, the Company had open foreign currency forward contracts, fixed price commodity contracts and an interest rate swap. These contracts are used solely for hedging and not for speculative purposes. Management believes that its use of these instruments to reduce risk is in the Company's best interest.  The counterparties to these financial instruments are financial institutions with investment grade credit ratings.

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

The Company's foreign currency forward contracts offset a portion of the gains and losses on the underlying foreign currency denominated transactions as follows:

Euro-denominated Foreign Currency Forward Contract

As of June 30, 2014 and December 31, 2013, the Company held a foreign currency forward contract with underlying notional amounts of $13,279 and $13,335, respectively, to reduce the exposure related to the Company's euro-denominated intercompany loans. This contract expires in September 2014. The euro-denominated foreign currency forward contract was not designated as a hedging instrument. For the three months ended June 30, 2014 and 2013, the Company recognized a gain of $86 and a loss of $278, respectively, in the condensed consolidated statement of operations as a component of other expense, net related to the euro-denominated contract. For the six months ended June 30, 2014 and 2013, the Company recognized a gain of $25 and $85, respectively, related to this contract.

Mexican peso-denominated Foreign Currency Forward Contracts – Cash Flow Hedge

The Company holds Mexican peso-denominated foreign currency forward contracts with underlying notional amounts at June 30, 2014 totaling $22,500 which expire ratably on a monthly basis from July through December 2014, compared to $45,000 at December 31, 2013.

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

The Company evaluated the effectiveness of the Mexican peso-denominated foreign currency forward contracts as of June 30, 2014. As a result of the sale of the Wiring business, the Company forecasts that it will purchase Mexican pesos to fulfill only two of the five hedge contracts for the period August 2014 through December 2014. As the purchase of Mexican pesos related to three of the five hedge contracts is not probable, these three hedges attributed to the Wiring business have been de-designated at June 30, 2014 and the associated unrecognized $320 gain at that date has been recorded in discontinued operations in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2014. The previous unrecognized gains on the de-designated hedge contracts have been reclassified from accumulated other comprehensive loss.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

The Company has fixed price commodity contracts at June 30, 2014 with an aggregate notional amount of 1,237 pounds, which expire on a monthly basis over the period from July 2014 through March 2015, compared to an aggregate notional amount of 1,582 pounds at December 31, 2013.

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

The Company evaluated the effectiveness of the copper fixed price commodity contracts as of June 30, 2014. As a result of the sale of the Wiring business, the Company forecasts that it will not purchase the quantities of copper to fulfill the two hedge contracts for the period August 2014 through December 2014. As the purchase of copper quantities related to these hedge contracts is not probable, the contracts primarily associated with the Wiring segment not expected to be fulfilled have been de-designated at June 30, 2014 and the associated unrecognized $77 gain at that date has been recorded in discontinued operations in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2014. The previous unrecognized gains have been reclassified from accumulated other comprehensive loss.

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

The Swap reduced interest expense by $206 and $191 for the three months ended June 30, 2014 and 2013, respectively, and by $431 and $422 for the six months ended June 30, 2014 and 2013, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

The notional amounts and fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

			Prepaid expenses and other
			current assets / Other		Accrued expenses and other
	Notional amounts (A)		long-term assets		current liabilities
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2014	2013	2014	2013	2014	2013
Derivatives designated as hedging instruments:
Cash Flow Hedges:
Forward currency contracts	$11,250	$45,000	$29	$-	$-	$263
Fixed price commodity contracts	152	1,582	$-	$152	$10	$-

Fair Value Hedge:
Interest rate swap contract	$45,000	$45,000	$899	$793	$-	$-

Derivatives not designated as hedging instruments:
Forward currency contracts	$24,529	$13,335	$320	$-	$19	$18
Fixed price commodity contracts	1,085	-	$42	$-	$-	$-

(A)	Notional amounts represent the gross contract / notional amount of the derivatives outstanding. The fixed price commodity contract notional amounts are in pounds.

Amounts recorded for the cash flow hedges in other comprehensive income (loss) and in net income (loss) for the three months ended June 30 are as follows:

	Gain (loss) recorded in other comprehensive income (loss)		Gain (loss) reclassified from other comprehensive income (loss) into net income (loss)
	2014	2013	2014	2013
Derivatives designated as cash flow hedges:
Forward currency contracts	$416	$(1,430)	$423	$863
Fixed price commodity contracts	154	(988)	(91)	(344)
Total derivatives designated as cash flow hedges	$570	$(2,418)	$332	$519

Amounts recorded for the cash flow hedges in other comprehensive income (loss) and in net income (loss) for the six months ended June 30 are as follows:

	Gain (loss) recorded in other comprehensive income (loss)		Gain (loss) reclassified from other comprehensive income (loss) into net income (loss)
	2014	2013	2014	2013
Derivatives designated as cash flow hedges:
Forward currency contracts	$534	$311	$242	$1,538
Fixed price commodity contracts	(318)	(1,734)	(121)	(283)
Total derivatives designated as cash flow hedges	$216	$(1,423)	$121	$1,255

Gains and losses reclassified from other comprehensive income (loss) into net income (loss) were recognized in cost of goods sold in the Company's condensed consolidated statements of operations.

The net deferred gain of $19 on the cash flow hedge derivatives will be reclassified from other comprehensive income (loss) to the condensed consolidated statements of operations through December 2014.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

Fair Value Measurements

The following table presents our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the three levels of the fair value hierarchy based on the reliability of the inputs used.

	June 30,				December 31,
	2014				2013
	Fair values estimated using
		Level 1	Level 2	Level 3
	Fair value	inputs (A)	inputs (B)	inputs (C)	Fair value

Financial assets carried at fair value:
Interest rate swap contract	$899	$-	$899	$-	$793
Forward currency contracts	349	-	349	-	-
Fixed price commodity contracts	42	-	42		152

Total financial assets carried at fair value	$1,290	$-	$1,290	$-	$945

Financial liabilities carried at fair value:
Forward currency contracts	$19	$-	$19	$-	$281
Fixed price commodity contracts	10	-	10	-	-

Total financial liabilities carried at fair value	$29	$-	$29	$-	$281

(A)	Fair values estimated using Level 1 inputs, which consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. The Company did not have any recurring fair value estimates using Level 1 inputs at June 30, 2014 or December 31, 2013.

(B)	Fair values estimated using Level 2 inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly and include among other things, quoted prices for similar assets or liabilities in markets that are active or inactive as well as inputs other than quoted prices that are observable. For forward currency, fixed price commodity and interest rate swap contracts, inputs include foreign currency exchange rates, commodity indexes and the six-month forward LIBOR.

(C)	Fair values estimated using Level 3 inputs consist of significant unobservable inputs. The Company did not have any recurring fair value estimates using Level 3 inputs at June 30, 2014 or December 31, 2013.

As described in Note 4 the Company performed an interim assessment for impairment of the PST goodwill as of June 30, 2014.

In step one the Company used an income approach to estimate the fair value of PST. The income approach utilized a discounted cash flow valuation technique which incorporates the Company's projected future estimates of after-tax cash flows attributable to its future growth rates, terminal value amounts and the weighted average cost of capital. The Company determined that the carrying value of the PST reporting unit exceeded its estimated fair value.

In performing a preliminary step two evaluation the Company recorded its best estimate of the implied fair value of PST’s goodwill resulting in an impairment charge of $29,300 at June 30, 2014. This charge had no impact on the Company's cash flows or compliance with debt covenants.

The primary factors contributing to the goodwill impairment charge were a significant weakening of the Brazilian economy and automotive market in the first half of 2014 which decreased consumer demand for PST’s products, and increased competition. As such, the Company’s sales for the first half of 2014 declined, and estimated growth rates were lowered which negatively impacted future cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

The fair value measurement of the reporting unit under the step one analysis and the step two analysis in their entirety are classified as Level 3 inputs. The estimates and assumptions underlying the fair value calculations used in the Company's impairment test are uncertain by their nature and can vary significantly from actual results. Factors that management must estimate include, but are not limited to, industry and market conditions, sales volume and pricing, raw material costs, capital expenditures, working capital changes, cost of capital, debt-equity mix and tax rates. The estimates and assumptions that most significantly affect the fair value calculation are sales volume and the associated cash flow assumptions, market growth and weighted average cost of capital. The estimates and assumptions used in the estimate of fair value are consistent with those the Company uses in its internal planning.

(7) Share-Based Compensation

Total compensation expense for share-based compensation arrangements recognized in the condensed consolidated statements of operations as a component of selling, general and administrative expenses was $1,137 and $1,336 for the three months ended June 30, 2014 and 2013, respectively. Of these amounts, $0 and $(2) were related to the Long-Term Cash Incentive Plan “Phantom Shares” discussed in Note 12 for the three months ended June 30, 2014 and 2013, respectively.  For the six months ended June 30, 2014 and 2013, total compensation expense recognized in the condensed consolidated statements of operations for share-based compensation arrangements was $2,300 and $2,723, respectively. Of these amounts, $0 and $154 for the six months ended June 30, 2014 and 2013, respectively, were related to the Long-Term Cash Incentive Plan "Phantom Shares" discussed in Note 12.

(8) Debt

Debt consisted of the following at June 30, 2014 and December 31, 2013:

	June 30,	December 31,	Interest rates at
	2014	2013	June 30, 2014	Maturity
Revolving Credit Facility
Asset-based credit facility	$-	$-	N/A	Dec - 2016

Debt
Senior secured notes, net of discount and swap fair value adjustment (A)	$173,471	$173,061	9.50%	Oct - 2017
PST short-term notes	13,454	4,822	2.56% - 12.48%	Various 2014
PST long-term notes	15,455	16,896	4.00% - 5.50%	2014 - 2019
Suzhou note	1,451	1,487	7.39%	Aug - 2014
Other	1,271	966
Total debt	205,102	197,232
Less: current portion	(22,213)	(12,187)
Total long-term debt, net	$182,889	$185,045

(A)	Interest rate excludes the effect of the Company's interest rate swap and the accretion of debt discount.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

Revolving Credit Facility

On November 2, 2007, the Company entered into an asset-based credit facility (the “Credit Facility”), which permits borrowing up to a maximum level of $100,000. The Company entered into an Amended and Restated Credit and Security Agreement and a Second Amended and Restated Credit and Security Agreement (the “Second Amended and Restated Agreement”) on September 20, 2010 and December 1, 2011, respectively. The Second Amended and Restated Agreement extended the termination date of the Credit Facility to December 1, 2016, increased the borrowing base by increasing the sublimit on eligible inventory located at Mexican facilities and made changes to certain covenants relating to, among other things, guarantees, investments, capital expenditures and permitted indebtedness. The Credit Facility requires a commitment fee of 0.375% on the unused balance. Interest is payable quarterly at either (i) the higher of the prime rate or the Federal Funds rate plus 0.50%, plus a margin of 0.00% to 0.25% or (ii) LIBOR plus a margin of 1.00% to 1.75%, depending upon the Company's undrawn availability, as defined. There were no borrowings outstanding at June 30, 2014 and December 31, 2013.

The available borrowing capacity on the Credit Facility is based on eligible current assets, as defined. The Company had undrawn borrowing capacity of approximately $85,446 and $71,072 at June 30, 2014 and December 31, 2013, respectively. The Credit Facility contains financial performance covenants which would only constrain the Company’s borrowing capacity if our undrawn availability falls below $20,000. Other restrictions include limits on capital expenditures, operating leases, dividends and investment activities in negative covenants which limit investment activities to $15,000 minus certain guarantees and obligations.

The Company was in compliance with all Credit Facility covenants at June 30, 2014 and December 31, 2013.

Debt

On October 4, 2010, the Company issued $175,000 of senior secured notes which are included as a component of long-term debt, net on the condensed consolidated balance sheets. These senior secured notes bear interest at an annual rate of 9.5% and mature on October 15, 2017. The senior secured notes were issued to the original purchasers at a 2.5% discount for which the remaining balance at June 30, 2014 and December 31, 2013 was $2,428 and $2,732, respectively. The Company may redeem up to 10.0% of the senior secured notes at 103.0% prior to October 15, 2014. The senior secured notes are also redeemable in full, at the Company's option, beginning October 15, 2014 at 104.75%. Interest payments are payable on April 15 and October 15 of each year. The senior secured notes indenture limits the amount of the Company and its restricted subsidiaries' indebtedness, restricts certain payments and includes various other non-financial restrictive covenants. The senior secured notes are guaranteed by all of the Company's existing domestic restricted subsidiaries. All other restricted subsidiaries that may guarantee any indebtedness of the Company or the guarantors will also guarantee the senior secured notes.

PST maintains several short-term and long-term notes used for working capital purposes that have fixed interest rates. The weighted-average interest rates of short-term and long-term debt of PST at June 30, 2014 were 9.9% and 4.9%, respectively.  Depending on the specific note, interest is payable either monthly or annually. The PST notes at June 30, 2014 mature as follows: $19,539 in 2014, $3,595 in 2015, $2,359 in 2016, $1,168 in 2017 and approximately $1,124 annually in 2018 and 2019.

On August 21, 2013, the Company's wholly-owned subsidiary located in Suzhou, China entered into a term loan for 9,000 Chinese yuan which matured in February 2014. On February 25, 2014, the subsidiary entered into a new term loan for 9,000 Chinese yuan (the “Suzhou note”). The U.S. dollar equivalent outstanding loan balance was $1,451 and $1,487 at June 30, 2014 and December 31, 2013, respectively. The Suzhou note is included on the condensed consolidated balance sheets as a component of current portion of long-term debt. The term loan matures in August 2014 with interest payable quarterly at 132.0% of the one-year lending rate published by The People's Bank of China, which was 7.39% at June 30, 2014.

The Company was in compliance with all note covenants at June 30, 2014 and December 31, 2013.

The Company's wholly-owned subsidiary located in Stockholm, Sweden, has an overdraft credit line which allows overdrafts on the subsidiary's bank account up to a maximum level of 20,000 Swedish krona, or $2,992 and $3,107, at June 30, 2014 and December 31, 2013, respectively. At June 30, 2014 and December 31, 2013, there was no balance outstanding on this bank account.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

(9) Earnings (Loss) Per Share

Basic earnings (loss) per share was computed by dividing net income by the weighted-average number of Common Shares outstanding for each respective period. Diluted earnings (loss) per share was calculated by dividing net income (loss) attributable to Stoneridge, Inc. by the weighted-average of all potentially dilutive Common Shares that were outstanding during the periods presented.  However, for all periods in which the Company recognized a net loss, the Company did not recognize the effect of the potential dilutive securities as their inclusion would be anti-dilutive.

Weighted-average Common Shares outstanding used in calculating basic and diluted net income (loss) per share were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Basic weighted-average Common Shares outstanding	26,934,027	26,691,895	26,894,022	26,649,005
Effect of dilutive shares	-	656,444	-	709,435
Diluted weighted-average Common Shares outstanding	26,934,027	27,348,339	26,894,022	27,358,440

At June 30, 2013, options not included in the computation of diluted earnings per share to purchase 20,000 Common Shares at an average price of $15.73 per share were outstanding. These outstanding options were not included in the computation of diluted earnings per share because their respective exercise prices were greater than the average closing market price of Company Common Shares and the effect would be anti-dilutive. There were no outstanding options at June 30, 2014.

There were 466,650 and 663,750 performance-based restricted Common Shares outstanding at June 30, 2014 and 2013, respectively. There were also 374,400 performance-based right to receive Common Shares outstanding at June 30, 2014. These restricted and right to receive Common Shares were not included in the computation of diluted earnings per share because all vesting conditions have not been achieved as of June 30, 2014 and 2013. These shares may become dilutive based on the Company’s ability to meet or exceed future performance targets.

(10) Changes in Accumulated Other Comprehensive Loss by Component

Changes in accumulated other comprehensive loss for the three months ended June 30, 2014 and 2013 were as follows:

	Foreign		Benefit
	currency	Hedging	plan
	translation	Activities	liability	Total
Balance at April 1, 2014	$(26,157)	$(254)	$(12)	$(26,423)
Other comprehensive income before reclassifications	2,186	570	-	2,756
Amounts reclassified from accumulated other comprehensive loss	-	(332)	-	(332)
Net other comprehensive income, net of tax	2,186	238	-	2,424
Balance at June 30, 2014	$(23,971)	$(16)	$(12)	$(23,999)

Balance at April 1, 2013	$(10,165)	$2,399	$(12)	$(7,778)
Other comprehensive loss before reclassifications	(14,359)	(2,418)	-	(16,777)
Amounts reclassified from accumulated other comprehensive loss	-	(519)	-	(519)
Net other comprehensive loss, net of tax	(14,359)	(2,937)	-	(17,296)
Balance at June 30, 2013	$(24,524)	$(538)	$(12)	$(25,074)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

Changes in accumulated other comprehensive loss for the six months ended June 30, 2014 and 2013 were as follows:

	Foreign		Benefit
	currency	Hedging	plan
	translation	Activities	liability	Total
Balance at January 1, 2014	$(30,335)	$(111)	$(12)	$(30,458)
Other comprehensive income before reclassifications	6,364	216	-	6,580
Amounts reclassified from accumulated other comprehensive loss	-	(121)	-	(121)
Net other comprehensive income, net of tax	6,364	95	-	6,459
Balance at June 30, 2014	$(23,971)	$(16)	$(12)	$(23,999)

Balance at January 1, 2013	$(12,410)	$2,140	$(12)	$(10,282)
Other comprehensive loss before reclassifications	(12,114)	(1,423)	-	(13,537)
Amounts reclassified from accumulated other comprehensive loss	-	(1,255)	-	(1,255)
Net other comprehensive loss, net of tax	(12,114)	(2,678)	-	(14,792)
Balance at June 30, 2013	$(24,524)	$(538)	$(12)	$(25,074)

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

As a result of environmental studies performed at the Company’s former facility located in Sarasota, Florida, the Company became aware of soil and groundwater contamination at the Company site. The Company engaged an environmental engineering consultant to assess the level of contamination and to develop a remediation and monitoring plan for the site. Soil remediation at the site was completed during the year ended December 31, 2010. Ground water remediation will begin in the third quarter of 2014, as the remedial action plan has been approved by the Florida Department of Environmental Protection. During the three and six months ended June 30, 2014 and 2013, environmental remediation costs incurred were immaterial. At June 30, 2014 and December 31, 2013, the Company had accrued an undiscounted liability of $944 related to future remediation. At June 30, 2014 and December 31, 2013, $715 and $683, respectively, was recorded as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets while the remaining amount was recorded as a component of other long-term liabilities. A majority of the costs associated with the recorded liability will be incurred at the start of the groundwater remediation, with the balance relating to monitoring costs to be incurred over multiple years. Although the Company sold the Sarasota facility and related property in December 2011, the liability to remediate the site contamination remains the responsibility of the Company. Due to the ongoing site remediation, the closing terms of the sale agreement included a requirement for the Company to maintain a $2,000 letter of credit for the benefit of the buyer.

In September 2013, a legal proceeding was initiated by Actia Automotive (“Actia”) in a French court (the tribunal de grande instance de Paris) alleging infringement of its patents by the Company’s Electronics segment. Actia is seeking injunctive relief and monetary damages of approximately $19,000 resulting from such alleged infringement. The Company believes that its products did not infringe on any of the patents claimed by Actia, and the claim is without merit. Therefore it will vigorously defend itself against these allegations. The Company believes the likelihood of loss is not probable. As such, no liability has been recorded for this claim.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

On May 24, 2013, the State Revenue Services of São Paulo issued a tax deficiency notice against PST, our 74% owned consolidated subsidiary, claiming that the vehicle tracking and monitoring services it provides should be classified as communication services, and therefore subject to the State Value Added Tax – ICMS. The State Revenue Services assessment imposed the 25.0% ICMS tax on all revenues of PST related to the vehicle tracking and monitoring services during the period from January 2009 through December 2010. The Brazilian real (“R$”) and U.S. dollar equivalent (“$”) of the aggregate tax assessment is approximately R$92,500 ($42,000) which is comprised of Value Added Tax – ICMS of R$13,200 ($6,000), interest of R$11,400 ($5,200) and penalties of R$67,900 ($30,800).

The Company believes that the vehicle tracking and monitoring services are non-communication services, as defined under Brazilian tax law, subject to the municipal ISS tax, not communication services subject to state ICMS tax as claimed by the State Revenue Services of São Paulo. PST has, and will continue to collect the municipal ISS tax on the vehicle tracking and monitoring services in compliance with Brazilian tax law and will defend its tax position. PST has received a legal opinion that the merits of the case are favorable to PST, determining among other things that the imposition on the subsidiary of the State ICMS by the State Revenue Services of São Paulo is not in accordance with the Brazilian tax code. Management believes, based on the legal opinion of the Company’s Brazilian legal counsel and the results of the Brazil Administrative Court's ruling in favor of another vehicle tracking and monitoring company related to the tax deficiency notice it received, the likelihood of loss is not probable although it may take years to resolve.  As a result of the above, as of June 30, 2014 and December 31, 2013, no accrual has been recorded with respect to the tax assessment.  An unfavorable judgment on this issue for the years assessed and for subsequent years could result in significant costs to PST and adversely affect its results of operations.

In addition, PST has civil, labor and other tax contingencies for which the likelihood of loss is deemed to be reasonably possible, but not probable, by the Company’s legal advisors in Brazil. As a result, no provision has been recorded with respect to these contingencies, which amounted to $14,787 and $11,469 at June 30, 2014 and December 31, 2013, respectively. An unfavorable outcome on this issue could result in significant cost to PST and adversely affect its results of operations.

Product Warranty and Recall

Amounts accrued for product warranty and recall claims are established based on the Company's best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet dates. These accruals are based on several factors including past experience, production changes, industry developments and various other considerations. The Company can provide no assurances that it will not experience material claims in the future or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued or beyond what the Company may recover from its suppliers. The current portion of product warranty and recall is included as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets. Product warranty and recall included $1,133 and $1,019 of a long-term liability at June 30, 2014 and December 31, 2013, respectively, which is included as a component of other long-term liabilities on the condensed consolidated balance sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

The following provides a reconciliation of changes in product warranty and recall liability:

Six months ended June 30	2014	2013
Product warranty and recall at beginning of period	$6,414	$5,651
Accruals for products shipped during period	2,217	2,047
Aggregate changes in pre-existing liabilities due to claim developments	244	1,394
Settlements made during the period	(1,534)	(3,369)
Product warranty and recall at end of period	$7,341	$5,723

(12) Employee Benefit Plans

Long-Term Cash Incentive Plan

In March 2009, the Company adopted the Stoneridge, Inc. Long-Term Cash Incentive Plan (“LTCIP”) and granted awards to certain officers and key employees. In May 2009, the LTCIP was approved by the Company's shareholders.

The Company granted awards under the LTCIP in 2013 which provided recipients with the right to receive an amount of cash equal to the fair market value of a specific number of Phantom Shares three years from the date of grant depending on the Company's actual earnings per share performance for each fiscal year of 2013, 2014, and 2015 within the performance period. The Company records a liability for awards to be paid in the period earned based on anticipated achievement of the performance goal. If the participant voluntarily terminates employment or is discharged for cause, as defined in the LTCIP, the award is forfeited. There was no accrual recorded related to the LTCIP at June 30, 2014 for the 2013 or 2014 performance periods.

(13) Income Taxes

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

The Company recognized a provision for income taxes of $90 and $775 for federal, state and foreign income taxes for the three months ended June 30, 2014 and 2013, respectively. The decrease in the tax provision was primarily due to lower income before income taxes in the current period compared to the same period for 2013 primarily due to the loss incurred by PST, which included a goodwill impairment charge of $29,300. The PST goodwill impairment charge does not generate a tax benefit as it is not deductible for Brazilian tax purposes. The decrease in tax related to PST was partially offset by an increase in tax due to the improved financial performance of our operations in Sweden and an increase in the effective tax rate related to our operations in Juarez, Mexico. The decrease in the effective tax rate for the three months ended June 30, 2014 to (0.3)% compared to the same period for 2013 of 10.8% was due to the impact of the nondeductible PST goodwill impairment.

The Company recognized a provision for income taxes of $385 and $1,466 for federal, state and foreign income taxes for the six months ended June 30, 2014 and 2013, respectively. The decrease in the tax provision was primarily due to lower income before income taxes in the current period compared to the same period for 2013 primarily due to the loss incurred by PST, which included a goodwill impairment charge of $29,300. The PST goodwill impairment charge does not generate a tax benefit as it is not deductible for Brazilian tax purposes. The decrease in tax related to PST was partially offset by an increase in tax due to the improved financial performance of our operations in Sweden and Juarez, Mexico. In addition, the decrease in tax expense was partially offset by discrete tax items related to certain foreign operations recorded during the current period. The decrease in the effective tax rate for the six months ended June 30, 2014 to (1.3)% compared to the same period for 2013 of 13.3% was due to a reduction in the rate related to the nondeductible PST goodwill impairment, which was offset by the impact of the discrete tax items discussed above. In addition, the effective tax rate decreased due to the recognition of a tax benefit on the PST operating loss which was partially offset by the tax impact of the increased profitability of the operations in Sweden and Juarez, Mexico.

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

During the second quarter of 2014 the Company entered into an asset purchase agreement to sell its Wiring business segment, which designs and manufactures wiring harness products and assembles instrument panels for sale principally to the commercial, agricultural and off-highway vehicle markets. As such, for all periods presented the Company has reported this business as held for sale and discontinued operations in the Company’s condensed consolidated financial statements and therefore has excluded it from the segment disclosures herein. See Note 3 for additional details.

The Company has three reportable segments: Control Devices, Electronics and PST which also represents its operating segments. The Control Devices reportable segment produces sensors, switches, valves and actuators. The Electronics reportable segment produces electronic instrument clusters, electronic control units and driver information systems. The PST reportable segment designs and manufactures electronic vehicle security alarms, convenience accessories, vehicle tracking devices and monitoring services and in-vehicle audio and video devices.

During the second quarter of 2014 the Company also changed its segment operating performance metric in accordance with changes in the financial information reviewed and performance measured by the Company’s chief operating decision maker. As a result, the Company now uses operating income for financial reporting purposes. Historically, the Company utilized income before income taxes. The Company has revised the consolidated segment information for all periods presented to reflect this presentation.

The accounting policies of the Company's reportable segments are the same as those described in Note 2, “Summary of Significant Accounting Policies” of the Company's 2013 Form 10-K. The Company's management evaluates the performance of its reportable segments based primarily on revenues from external customers, capital expenditures and operating income. Inter-segment sales are accounted for on terms similar to those to third parties and are eliminated upon consolidation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

A summary of financial information by reportable segment is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net Sales:
Control Devices	$76,413	$74,434	$153,737	$146,347
Inter-segment sales	742	774	1,493	1,570
Control Devices net sales	77,155	75,208	155,230	147,917

Electronics	52,766	48,684	102,857	93,204
Inter-segment sales	11,573	10,849	23,330	21,715
Electronics net sales	64,339	59,533	126,187	114,919

PST	32,920	46,715	66,836	89,144
Inter-segment sales	-	-	-	-
PST net sales	32,920	46,715	66,836	89,144

Eliminations	(12,315)	(11,623)	(24,823)	(23,285)
Total net sales	$162,099	$169,833	$323,430	$328,695
Operating Income (Loss):
Control Devices	$8,719	$8,963	$17,152	$16,619
Electronics	4,886	5,283	9,668	10,529
PST (A)	(31,982)	2,278	(34,524)	3,274
Unallocated Corporate (B)	(4,844)	(4,772)	(9,083)	(10,179)
Total operating income (loss)	$(23,221)	$11,752	$(16,787)	$20,243
Depreciation and Amortization:
Control Devices	$2,381	$2,470	$4,752	$5,005
Electronics	1,138	1,242	2,239	2,521
PST	3,453	3,654	6,622	7,486
Corporate	35	46	79	94
Total depreciation and amortization (C)	$7,007	$7,412	$13,692	$15,106
Interest Expense, net:
Control Devices	$73	$32	$133	79
Electronics	232	186	432	$373
PST	792	282	1,460	559
Corporate	3,975	4,004	7,976	7,943
Total interest expense, net	$5,072	$4,504	$10,001	$8,954
Capital Expenditures:
Control Devices	$3,528	$1,657	$5,262	4,897
Electronics	2,019	519	2,666	$988
PST	2,062	1,626	3,729	3,092
Corporate	48	93	107	220
Total capital expenditures	$7,657	$3,895	$11,764	$9,197

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

	June 30,	December 31,
	2014	2013
Total Assets:
Control Devices	$117,384	$105,730
Electronics	111,599	105,352
PST	219,394	237,649
Corporate (D)	292,967	301,889
Eliminations	(264,083)	(259,267)
Total assets	$477,261	$491,353

(A)	The PST operating loss for the three and six months ended June 30, 2014 includes a goodwill impairment charge of $29,300.
(B)	Unallocated Corporate expenses include, among other items, accounting, finance, legal, information technology costs as well as share-based compensation.
(C)	These amounts represent depreciation and amortization on property, plant and equipment and certain intangible assets.
(D)	Assets located at Corporate consist primarily of cash, intercompany loan receivables, equity investments and investments in subsidiaries.

The following table presents net sales and long-term assets from continuing operations for each of the geographic areas in which the Company operates:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013

Net Sales:
North America	$79,718	$76,789	$159,516	$151,592
South America	32,920	46,715	66,836	89,144
Europe and Other	49,461	46,329	97,078	87,959
Total net sales	$162,099	$169,833	$323,430	$328,695

	June 30,	December 31,
	2014	2013

Long-term Assets:
North America	$50,494	$49,853
South America	131,260	154,226
Europe and Other	17,160	14,641
Total long-term assets	$198,914	$218,720

(15) Investments

Minda Stoneridge Instruments Ltd.

The Company has a 49% interest in Minda Stoneridge Instruments Ltd. (“Minda”), a company based in India that manufactures electronics, instrumentation equipment and sensors primarily for the motorcycle and commercial vehicle market. The investment is accounted for under the equity method of accounting. The Company's investment in Minda recorded as a component of investments and other long-term assets, net on the condensed consolidated balance sheets, was $6,529 and $5,981 at June 30, 2014 and December 31, 2013, respectively. Equity in earnings of Minda included in the condensed consolidated statements of operations was $144 and $96, for the three months ended June 30, 2014 and 2013, respectively. Equity in earnings of Minda included in the condensed consolidated statements of operations was $382 and $297, for the six months ended June 30, 2014 and 2013, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

PST Eletrônica Ltda.

The Company has a 74% controlling interest in PST. Noncontrolling interest in PST decreased by $5,862 to $33,678 at June 30, 2014 due to a of proportionate share of its net loss of $8,199 including goodwill impairment for the six months ended June 30, 2014, which was partially offset by a favorable change in foreign currency translation of $2,337. Noncontrolling interest in PST decreased by $2,867 to $41,209 at June 30, 2013 due to an unfavorable change in foreign currency translation of $3,455 and a dividend of $211, partially offset by a proportionate share of its net income of $799 for the six months ended June 30, 2013. Comprehensive loss related to the PST noncontrolling interest was $6,230 and $3,468 for the three months ended June 30, 2014 and 2013, respectively. Comprehensive loss related to the PST noncontrolling interest was $5,863 and $2,656 for the six months ended June 30, 2014 and 2013, respectively.

(16) Subsequent Events

On August 1, 2014, the Company completed the sale of substantially all of the assets and liabilities of its Wiring business to Motherson for $71,400 in cash, which is subject to final working capital and other customary adjustments.

On August 1, 2014, the Company instructed the Trustee under the Indenture for the Company’s 9.5% senior secured notes to issue a notice of redemption of $17,500 (or 10.0%) of its senior secured notes at a premium of 103.0% of the principal amount which will result in a loss on redemption and acceleration of deferred financing costs and discount of approximately $800 in the third quarter of 2014. The redemption date is set for September 2, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

We are a global designer and manufacturer of highly engineered electrical and electronic components, modules and systems for the commercial, automotive, motorcycle, off-highway and agricultural vehicle markets.

Segments

We are primarily organized by products produced and markets served. Under this structure, our continuing operations have been reported utilizing the following segments:

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

During the second quarter of 2014 we entered into an asset purchase agreement to divest our Wiring business, which designs and manufactures wiring harness products and assembles instrument panels principally to the commercial, agricultural and off-highway vehicle markets. As such, this business is classified as discontinued operations in our condensed consolidated financial statements and no discussion and analysis of financial condition and results of operations is provided herein.

Second Quarter Overview

The Company had a net loss from continuing operations attributable to Stoneridge. Inc. of $21.3 million, or $(0.79) per diluted share for the second quarter of 2014, a $27.1 million, or $(1.00) per diluted share decrease from income of $5.8 million, or $0.21 per diluted share for the second quarter of 2013.

The decrease in second quarter earnings from continuing operations compared to the second quarter of 2013 was primarily due to lower earnings of our PST segment. PST recorded a goodwill impairment charge of $29.3 million (including $6.4 million attributable to noncontrolling interest) which had a negative impact of $0.85 per share attributable to Stoneridge, Inc. PST earnings were also negatively impacted by an unfavorable change in mix of products sold, lower sales resulting from weakness in the Brazilian economy and automotive market and an unfavorable change in foreign currency translation.

Net sales decreased by $7.7 million, or 4.6%, primarily due to lower product sales volume at our PST segment, which was partially offset by higher sales in our Electronics and Control Devices segments during the second quarter of 2014 compared to the second quarter of 2013.

Loss from discontinued operations was $0.5 million, or $(0.02) per diluted share for the second quarter of 2014, a $0.5 million, or $0.02 per diluted share decrease from income from discontinued operations of $0.0 million, or $0.00 per diluted share for the second quarter of 2013 primarily due to the estimated after-tax loss on disposal of the Wiring business of $1.1 million, in particular the write-down of the asset group to their estimated fair value and transaction costs. The decrease is also due to lower sales volume, which was partially offset by a $0.4 million gain recognized on the de-designation of certain Mexican peso and copper hedge contracts, a decrease in labor costs and lower general and administrative expenses.

At June 30, 2014 and December 31, 2013, we maintained a cash and cash equivalents balance of $45.8 million and $62.8 million, respectively. The decrease was primarily due to an increase in working capital levels. As discussed in Note 8 to the condensed consolidated financial statements, at June 30, 2014 and December 31, 2013, we had no borrowings outstanding on our asset-based credit facility (the “Credit Facility”). We had undrawn borrowing capacity on the Credit Facility of $85.4 million and $71.1 million at June 30, 2014 and December 31, 2013, respectively.

Outlook

The North American automotive vehicle market is expected to continue to have modest improvement 2014. For 2014, this production volume is forecasted to be in the range of 16.5 million to 17.0 million units, an increase from 16.2 million units in 2013. The improvement in the North American automotive vehicle market and sales of new products had a favorable effect on our Control Devices segment’s results for the first half of 2014 which we expect will continue for the remainder of the year.

The North American commercial vehicle market showed weakness throughout 2013, but has improved in the first half of 2014 which we believe will continue throughout the remainder of the year.

The European commercial vehicle market improved in the first half of 2014 which is expected to continue throughout 2014 and have a favorable impact on our Electronics segment.

Our PST segment revenues decreased in the first half of 2014 compared to 2013 due to a weakened Brazilian economy. The overall Brazilian economy grew less than 2.0% gross domestic product in the second quarter and its automotive industry has been weak. As there is significant uncertainty regarding the recovery of the Brazilian economy and automotive industry in the second half of 2014, PST has and will continue to realign its cost structure to mitigate the impact on earnings of possible continued lower product demand for the remainder of 2014. However, we remain optimistic for higher growth in the longer term.

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

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

					Dollar
					increase /
Three months ended June 30	2014		2013		(decrease)
Net sales	$162,099	100.0%	$169,833	100.0%	$(7,734)
Costs and expenses:
Cost of goods sold	113,814	70.2	115,530	68.0	(1,716)
Selling, general and administrative	42,206	26.1	42,551	25.1	(345)
Goodwill impairment	29,300	18.1	-	-	29,300
Operating income (loss)	(23,221)	(14.4)	11,752	6.9	(34,973)
Interest expense, net	5,072	3.1	4,504	2.7	568
Equity in earnings of investee	(144)	(0.1)	(96)	(0.1)	(48)
Other expense, net	330	0.2	156	0.1	174
Income (loss) before income taxes from continuing operations	(28,479)	(17.6)	7,188	4.2	(35,667)
Provision for income taxes from continuing operations	90	0.1	775	0.4	(685)
Income (loss) from continuing operations	(28,569)	(17.7)	6,413	3.8	(34,982)
Discontinued operations:
Income (loss) from discontinued operations, net of tax	594	0.4	(22)	-	616
Loss on disposal, net of tax	(1,138)	(0.7)	-	-	(1,138)
Income (loss) from discontinued operations	(544)	(0.3)	(22)	-	(522)
Net income (loss)	(29,113)	(18.0)	6,391	3.8	(35,504)
Net income (loss) attributable to noncontrolling interest	(7,221)	(4.5)	634	0.4	(7,855)
Net income (loss) attributable to Stoneridge, Inc.	$(21,892)	(13.5)%	$5,757	3.4%	$(27,649)

Net Sales. Net sales for our reportable segments, excluding inter-segment sales, are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Three months ended June 30	2014		2013		(decrease)	(decrease)
Control Devices	$76,413	47.1%	$74,434	43.8%	$1,979	2.7%
Electronics	52,766	32.6	48,684	28.7	4,082	8.4%
PST	32,920	20.3	46,715	27.5	(13,795)	(29.5)%
Total net sales	$162,099	100.0%	$169,833	100.0%	$(7,734)	(4.6)%

Our Control Devices segment sales increased primarily due to higher volume in our North American automotive and commercial vehicle markets of $1.8 million and $0.8 million, respectively, during the second quarter of 2014 when compared to the second quarter of 2013.

Our Electronics segment net sales increased primarily due to an increase in sales of our European and North American commercial vehicle products of $3.1 million and $1.0 million, respectively, resulting from higher volume and new product sales for the second quarter of 2014 when compared to the second quarter of 2013.

Our PST segment sales decreased primarily due to lower product volume in its aftermarket, audio and OEM channels and was negatively impacted by an unfavorable change in foreign currency translation which reduced sales by approximately $2.5 million or 5.4%.

Net sales by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Three months ended June 30	2014		2013		(decrease)	(decrease)
North America	$79,718	49.2%	$76,789	45.2%	$2,929	3.8%
South America	32,920	20.3	46,715	27.5	(13,795)	(29.5)%
Europe and Other	49,461	30.5	46,329	27.3	3,132	6.8%
Total net sales	$162,099	100.0%	$169,833	100.0%	$(7,734)	(4.6)%

The North American geographic location consists of the results of our operations in the United States and Mexico.

The increase in North American net sales was primarily attributable to increased sales volume in our North American automotive and commercial vehicle markets within our Control Devices segment of $1.8 million and $0.8 million, respectively. Our decrease in net sales in South America was primarily due to lower PST product sales volume and was negatively impacted by an unfavorable foreign currency translation. Our increase in net sales in Europe and Other was primarily due to increased sales of European commercial vehicle market products of $3.1 million.

Cost of Goods Sold and Gross Margin. Cost of goods sold decreased by 1.5% primarily due to lower PST sales volume. Our material cost as a percentage of net sales increased to 48.1% for the second quarter of 2014 compared to 45.8% for the second quarter of 2013. Our gross margin decreased to 29.8% for the second quarter of 2014 compared to 32.0% for the second quarter of 2013 due to lower sales volume and higher material costs.

Our Control Devices segment gross margin increased slightly due to a favorable change in mix of products sold and the benefit of increased sales volume.

Our Electronics segment gross margin decreased slightly due to an unfavorable change in mix of products sold partially offset by the benefit of increased sales volume.

Our PST segment gross margin declined due to lower sales volume, an unfavorable change in mix of products sold, an increase in labor costs and business realignment charges of $0.3 million.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses decreased by $0.3 million for the second quarter of 2014 compared to the prior year second quarter due to decreased sales commissions, design and development and other general and administrative costs in our PST segment, which were offset by higher design and development costs in our Electronics and Control Devices segments as well as higher general and administrative costs in our Electronics segment and $0.1 million in business realignment costs at PST .

Goodwill Impairment. The Company recorded a charge of $29.3 million for the quarter ended June 30, 2014 to a portion of the PST goodwill.  The impairment was the result of weakening of both the Brazilian economy and automotive market resulting in lower projected revenue growth and to a lesser extent increased competition. This non-cash impairment charge is more fully described in Note 4 to our condensed consolidated financial statements.

Operating Income (Loss). Operating income (loss) is summarized in the following table by continuing reportable segment (in thousands):

			Dollar	Percent
			increase /	increase /
Three months ended June 30	2014	2013	(decrease)	(decrease)
Control Devices	$8,719	$8,963	$(244)	(2.7)%
Electronics	4,886	5,283	(397)	(7.5)%
PST	(31,982)	2,278	(34,260)	NM
Unallocated corporate	(4,844)	(4,772)	(72)	(1.5)%
Operating income (loss)	$(23,221)	$11,752	$(34,973)	(297.6)%

NM – Not meaningful

Our Control Devices segment operating income decreased slightly as the increase in sales and gross profit were more than offset by higher design and development and SG&A personnel costs.

Our Electronics segment operating income decreased as the increase in sales and gross profit was more than offset by higher sales, general and administrative costs and higher design and development costs.

Our PST segment decrease in operating performance is due to a goodwill impairment charge of $29.3 million, lower sales volume, an unfavorable change in mix of products sold and $0.4 million in business realignment costs, which were partially offset by lower sales commissions, design and development and other general and administrative costs. In addition, PST was more unfavorably impacted by the volatility in foreign exchange rates in the current quarter.

Operating income (loss) by geographic location is summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Three months ended June 30	2014		2013		(decrease)	(decrease)
North America	$5,810	(25.0)%	$4,756	40.5%	$1,054	22.2%
South America	(31,982)	137.7	2,278	19.4	(34,260)	NM
Europe and Other	2,951	(12.7)	4,718	40.1	(1,767)	(37.4)%
Operating income (loss)	$(23,221)	100.0%	$11,752	100.0%	$(34,973)	(297.6)%

North American operating income includes interest expense, net of approximately $3.9 million and $4.0 million for the quarters ended June 30, 2014 and 2013, respectively.

Our North American operating results increased primarily as a result of increased sales in the North American automotive and commercial vehicle markets. The decrease in profitability in South America was primarily due to a goodwill impairment charge, lower sales volume, an unfavorable change in mix of products sold and an unfavorable impact of foreign currency translation. Our results in Europe and Other were negatively affected by an unfavorable mix of product sales and higher sales, general and administrative costs and higher design and development costs.

Interest Expense, net. Interest expense, net increased by $0.6 million during the second quarter of 2014 when compared to the prior year second quarter due to higher interest on our PST term notes as a result of higher average outstanding loan balances.

Equity in Earnings of Investee. Equity earnings for Minda were $0.1 million for both the second quarter of 2014 and 2013.

Other Expense, net. We record certain foreign currency transaction and forward currency hedge contract gains and losses as a component of other expense, net on the condensed consolidated statement of operations. Our results for the three months ended June 30, 2014 and 2013 were unfavorably affected by approximately $0.3 million and $0.8 million, respectively, due to the volatility in certain foreign exchange rates. Substantially all of the unfavorable foreign currency loss for the second quarter of 2014 was related to the translation of the Argentinian peso related to PST.

Provision for Income Taxes from Continuing Operations. We recognized a provision of $0.1 million and $0.8 million for federal, state and foreign income taxes for the second quarter of 2014 and 2013, respectively. The decrease in the tax provision was primarily due to lower income before income taxes in the current period compared to the same period for 2013 primarily due to the loss incurred by PST, which included a goodwill impairment charge of $29.3 million. The PST goodwill impairment charge does not generate a tax benefit as it is not deductible for Brazilian tax purposes. The decrease in tax related to PST was partially offset by an increase in tax due to the improved financial performance of our operations in Sweden and an increase in the effective tax rate related to our operations in Juarez, Mexico. The decrease in the effective tax rate for the second quarter of 2014 to (0.3)% compared to the same period for 2013 of 10.8% was due to the impact of the nondeductible PST goodwill impairment.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

					Dollar
					increase /
Six months ended June 30	2014		2013		(decrease)
Net sales	$323,430	100.0%	$328,695	100.0%	$(5,265)
Costs and expenses:
Cost of goods sold	227,007	70.2	223,112	67.9	3,895
Selling, general and administrative	83,910	25.9	85,340	26.0	(1,430)
Goodwill impairment	29,300	9.1	-	-	29,300
Operating income (loss)	(16,787)	(5.2)	20,243	6.1	(37,030)
Interest expense, net	10,001	3.1	8,954	2.7	1,047
Equity in earnings of investee	(382)	(0.1)	(297)	(0.1)	(85)
Other expense, net	2,246	0.6	539	0.2	1,707
Income (loss) before income taxes from continuing operations	(28,652)	(8.8)	11,047	3.3	(39,699)
Provision for income taxes from continuing operations	385	0.1	1,466	0.4	(1,081)
Income (loss) from continuing operations	(29,037)	(8.9)	9,581	2.9	(38,618)
Discontinued operations:
Income from discontinued operations, net of tax	1,647	0.5	1,093	0.3	554
Loss on disposal, net of tax	(1,233)	(0.4)	-	-	(1,233)
Income from discontinued operations	414	0.1	1,093	0.3	(679)
Net income (loss)	(28,623)	(8.8)	10,674	3.2	(39,297)
Net income (loss) attributable to noncontrolling interest	(8,199)	(2.5)	794	0.2	(8,993)
Net income (loss) attributable to Stoneridge, Inc.	$(20,424)	(6.3)%	$9,880	3.0%	$(30,304)

Net Sales. Net sales for our reportable segments, excluding inter-segment sales are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Six months ended June 30	2014		2013		(decrease)	(decrease)
Control Devices	$153,737	47.5%	$146,347	44.5%	$7,390	5.0%
Electronics	102,857	31.8	93,204	28.4	9,653	10.4%
PST	66,836	20.7	89,144	27.1	(22,308)	(25.0)%
Total net sales	$323,430	100.0%	$328,695	100.0%	$(5,265)	(1.6)%

Our Control Devices segment sales increased due to higher volume primarily in our North American automotive and commercial vehicle markets of $5.3 million and $2.5 million, respectively, during the first half of 2014 when compared to the first half of 2013.

Our Electronics segment net sales increased primarily due to an increase in sales of our European and North American commercial vehicle products of $8.6 million and $1.3 million, respectively, resulting from higher volume and new product sales for the first half of 2014 when compared to the first half of 2013.

Our PST segment sales decreased due to lower product volume in its aftermarket, audio and OEM channels and an unfavorable change in foreign currency translation with reduced sales by $8.7 million or 9.7%.

Net sales by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Six months ended June 30	2014		2013		(decrease)	(decrease)
North America	$159,516	49.3%	$151,592	46.1%	$7,924	5.2%
South America	66,836	20.7	89,144	27.1	(22,308)	(25.0)%
Europe and Other	97,078	30.0	87,959	26.8	9,119	10.4%
Total net sales	$323,430	100.0%	$328,695	100.0%	$(5,265)	(1.6)%

The increase in North American net sales was primarily attributable to increased sales volume in our North American automotive and commercial vehicle markets within our Control Devices segment of $5.3 million and $2.5 million, respectively. Our decrease in net sales in South America was primarily due to lower PST product sales volume and the negative impact of unfavorable foreign currency translation. Our increase in net sales in Europe and Other was primarily due to increased sales of European commercial vehicle market products of $8.6 million.

Cost of Goods Sold. Cost of goods sold increased by 1.7% due to higher material and labor costs. Our material cost as a percentage of net sales increased to 48.1% for the first half of 2014 compared to 45.8% for the first half of 2013. As a result, our gross margin declined to 29.8% for the first half of 2014 compared to 32.1% for the first half of 2013.

Our Control Devices segment gross margin increased due to a favorable change in mix of products sold and the benefit of increased sales volume.

Our Electronics segment gross margin declined despite a 10.4% increase in sales due to an unfavorable change in mix of products sold.

Our PST segment gross margin declined due to lower sales volume, an unfavorable change in mix of products sold, an increase in labor costs and $0.5 million in business realignment costs.

Selling, General and Administrative Expenses. SG&A expenses decreased by $1.4 million for the first half of 2014 primarily due to lower sales commissions and design and development costs in our PST segment, which were offset by higher design and development and general and administrative costs in our Electronics and Control Devices segments and $0.2 million in business realignment costs at PST.

Goodwill Impairment. The Company recorded a charge of $29.3 million for the six months ended June 30, 2014 to a portion of the PST goodwill.  The impairment was the result of weakening of both the Brazilian economy and automotive market resulting in lower projected revenue growth and to a lesser extent increased competition. This non-cash impairment charge is more fully described in Note 4 to our condensed consolidated financial statements.

Operating Income (Loss). Operating income (loss) is summarized in the following table by reportable segment (in thousands):

			Dollar	Percent
			increase /	increase /
Six months ended June 30	2014	2013	(decrease)	(decrease)
Control Devices	$17,152	$16,619	$533	3.2%
Electronics	9,668	10,529	(861)	(8.2)%
PST	(34,524)	3,274	(37,798)	NM
Unallocated corporate	(9,083)	(10,179)	1,096	10.8%
Operating income (loss)	$(16,787)	$20,243	$(37,030)	(182.9)%

NM – Not meaningful

Our Control Devices segment operating income increased as the increase in sales volume and gross profit was partially offset by higher design and development and SG&A personnel costs.

Our Electronics segment operating income decreased despite higher sales and gross profit due to higher sales, general and administrative costs and higher design and development costs.

Our PST segment operating performance decreased due to a goodwill impairment charge of $29.3 million, lower sales volume, an unfavorable change in mix of products sold and business realignment costs of $0.7 million, which were partially offset by lower sales commissions, design and development and other general and administrative costs. In addition, PST was more unfavorably impacted by the volatility in foreign exchange rates in the current year, primarily related to the Argentinian peso.

Unallocated corporate operating loss decreased due to both lower incentive and stock-based compensation expense resulting from decreased current year Company financial performance.

Operating income (loss) by geographic location is summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Six months ended June 30	2014		2013		(decrease)	(decrease)
North America	$11,463	(68.3)%	$8,689	42.9%	$2,774	31.9%
South America	(34,524)	205.7	3,274	16.2	(37,798)	NM
Europe and Other	6,274	(37.4)	8,280	40.9	(2,006)	(24.2)%
Operating income (loss)	$(16,787)	100.0%	$20,243	100.0%	$(37,030)	(182.9)%

North American operating income includes interest expense, net of approximately $7.8 million and $7.9 million for the first half of June 2014 and 2013, respectively.

Our North American operating results increased primarily as a result of increased sales in the North American automotive and commercial vehicle markets. The decrease in profitability in South America was primarily due to a goodwill impairment charge, lower sales volume, an unfavorable change in mix of products sold and an unfavorable impact of foreign currency translation. Our results in Europe and Other were negatively affected by an unfavorable mix of product sales and higher sales, general and administrative costs and higher design and development costs.

Interest Expense, net. Interest expense, net increased by $1.0 million during the first half of 2014 when compared to the same period in the prior year primarily from higher interest on our PST term notes due to higher average outstanding loan balances.

Equity in Earnings of Investees. Equity earnings for Minda increased slightly from $0.3 million for the first half of 2013 to $0.4 million for the first half of 2014.

Other Expense, net. Other expense, net was $2.2 million for the first half of 2014 compared to $0.5 million for the first half of 2013. We record certain foreign currency transaction and forward currency hedge contract gains and losses as a component of other expense, net on the condensed consolidated statement of operations. Our results for the first half of 2014 and 2013 were unfavorably affected by approximately $2.4 million and $1.2 million, respectively, due to the volatility in certain foreign exchange rates. Most of the unfavorable foreign currency loss for the first half of 2014 was related to the translation of the Argentinian peso related to PST. Also, our PST segment received $0.6 million of income in the first half of 2013 associated with deposits at a financial institution which did not recur in 2014.

Provision for Income Taxes from Continuing Operations. We recognized a provision for income taxes of $0.4 million and $1.5 million for federal, state and foreign income taxes for the first half of 2014 and 2013, respectively. The decrease in the tax provision was primarily due to lower income before income taxes in the current period compared to the same period for 2013 primarily due to the loss incurred by PST, which included a goodwill impairment charge of $29.3 million. The PST goodwill impairment charge does not generate a tax benefit as it is not deductible for Brazilian tax purposes. The decrease in tax related to PST was partially offset by an increase in tax due to the improved financial performance of our operations in Sweden and Juarez, Mexico. In addition, the decrease in tax expense was partially offset by discrete tax items related to certain foreign operations recorded during the current period. The decrease in the effective tax rate for the first half of 2014 to (1.3)% compared to the same period for 2013 of 13.3% was due to a reduction in the rate related to the nondeductible PST goodwill impairment, which was offset by the impact of the discrete tax items discussed above. In addition, the effective tax rate decreased due to the recognition of a tax benefit on the PST operating loss which was partially offset by the tax impact of the increased profitability of the operations in Sweden and Juarez, Mexico.

Liquidity and Capital Resources

Summary of Cash Flows (in thousands):

			Dollar
			increase /
Six months ended June 30	2014	2013	(decrease)
Net cash provided by (used for):
Operating activities	$(7,059)	$3,243	$(10,302)
Investing activities	(13,554)	(10,618)	(2,936)
Financing activities	3,855	451	3,404
Effect of exchange rate changes on cash and cash equivalents	(310)	(608)	298
Net change in cash and cash equivalents	$(17,068)	$(7,532)	$(9,536)

The decrease in cash provided by operating activities for the first half of 2014 compared to the same period in 2013 was primarily due to a $10.0 million decrease in net income excluding the impact of the non-cash PST goodwill impairment. The decrease in the growth of accrued expenses and accounts payable were substantially offset by a decrease in accounts receivable and inventory. Our receivable terms and collections rates have remained consistent between periods presented.

The increase in net cash used for investing activities for the first half of 2014 reflects a $1.9 million increase in cash used for capital projects and $1.0 million related to the Electronics segment acquisition of a European aftermarket distributor.

The increase in net cash provided by financing activities was primarily due to higher PST term loan net borrowings.

On October 4, 2010, we issued $175.0 million of senior secured notes. These senior secured notes bear interest at an annual rate of 9.5% and mature on October 15, 2017. The Company may redeem up to 10.0% of the senior secured notes at 103.0% prior to October 15, 2014. The senior secured notes are redeemable in full, at our option, beginning October 15, 2014 at 104.75%. Interest payments are payable on April 15 and October 15 of each year. The senior secured notes indenture limits our restricted subsidiaries' amount of indebtedness, restricts certain payments and includes various other non-financial restrictive covenants, which to date have not been and are not expected to have an impact on our financing flexibility. The senior secured notes are guaranteed by all of our existing domestic restricted subsidiaries. All other restricted subsidiaries that guarantee any of our or our guarantors' indebtedness will also guarantee the senior secured notes.

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

As outlined in Note 8 to our condensed consolidated financial statements, our asset-based credit facility (the “Credit Facility”) permits borrowing up to a maximum level of $100.0 million. This facility provides us with lower borrowing rates and allows us the flexibility to refinance other outstanding debt. At June 30, 2014 and December 31, 2013, there were no borrowings outstanding. The available borrowing capacity on our Credit Facility is based on eligible current assets, as defined. At June 30, 2014, we had undrawn borrowing capacity of $85.4 million based on eligible current assets. The Credit Facility contains financial performance covenants which would only constrain our borrowing capacity if our undrawn availability falls below $20.0 million. However, restrictions do include limits on capital expenditures, operating leases, dividends and investment activities in a negative covenant which limits investment activities to $15.0 million minus certain guarantees and obligations. The Company was in compliance with all covenants at June 30, 2014. The covenants included in our Credit Facility to date have not and are not expected to limit our financing flexibility.

PST maintains several short-term and long-term loans used for working capital purposes. At June 30, 2014, there was $28.9 million outstanding on the PST term loans.  The PST loans at June 30, 2014 mature as follows: $19.5 million in 2014, $3.6 million in 2015, $2.4 million in 2016, $1.2 million in 2017 and approximately $1.1 million annually in 2018 and 2019.

The term loan for our Suzhou, China subsidiary is in the amount of 9.0 million Chinese yuan, which U.S. dollar equivalent outstanding balance was approximately $1.5 million at June 30, 2014, and is included on the condensed consolidated balance sheet as a component of current portion long-term debt. The term loan matures in August 2014. Interest is payable quarterly at 132.0% of the one-year lending rate published by The People's Bank of China, which was 7.39% at June 30, 2014.

The Company's wholly owned subsidiary located in Stockholm, Sweden, has an overdraft credit line which allows overdrafts on the subsidiary's bank account up to a maximum level of 20.0 million Swedish krona, or $3.0 million, at June 30, 2014. At June 30, 2014, there were no overdrafts on the bank account.

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

Our future results could be unfavorably affected by increased commodity prices, including copper as commodity fluctuations impact the cost of our raw material purchases. Our 2014 results could also be adversely affected by unfavorable foreign currency exchange rates. We have significant foreign denominated transaction exposure in certain locations, especially in Brazil, Argentina, Mexico and Sweden. We have entered into foreign currency forward contracts and maintain Mexican peso- and euro-denominated cash balances to reduce our exposure related to foreign currency fluctuations.

At June 30, 2014, we had a cash and cash equivalents balance of approximately $45.8 million, of which $14.3 million was held domestically and $31.5 million was held in foreign locations. The decrease from $62.8 million at December 31, 2013 was due to an increase in working capital levels. Our cash balance was not restricted at June 30, 2014.

Commitments and Contingencies

See Note 11 to the condensed consolidated financial statements for disclosures of the Company’s commitments and contingencies.

Seasonality

Our Control Devices and Electronics segments are not typically materially impacted by seasonality, however the demand for our PST segment consumer products is typically higher in the second half of the year, the fourth quarter in particular.

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

Forward-Looking Statements

Portions of this report contain “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, our directors or officers with respect to, among other things, our (i) future product and facility expansion, (ii) acquisition or divestiture strategy, (iii) investments and new product development, and (iv) growth opportunities related to awarded business. Forward-looking statements may be identified by the words “will,” “may,” “should,” “designed to,” “believes,” “plans,” “projects,” “intends,” “expects,” “estimates,” “anticipates,” “continue,” and similar words and expressions. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other factors:

•	the reduced purchases, loss or bankruptcy of a major customer;

•	the costs and timing of facility closures, business realignment, or similar actions;

•	a significant change in commercial, automotive, motorcycle, off-highway and agricultural vehicle production;

•	competitive market conditions and resulting effects on sales and pricing;

•	the impact on changes in foreign currency exchange rates on sales, costs and results, particularly the Brazilian real, Argentinian peso, Mexican peso and euro;

•	our ability to achieve cost reductions that offset or exceed certain customer-mandated selling price reductions;

•	a significant change in general economic conditions in any of the various countries in which we operate;

•	labor disruptions at our facilities or at any of our significant customers or suppliers;

•	the ability of our suppliers to supply us with parts and components at competitive prices on a timely basis;

•	the amount of our indebtedness and the restrictive covenants contained in the agreements governing our indebtedness, including our credit facility and the senior secured notes;

•	customer acceptance of new products;

•	capital availability or costs, including changes in interest rates or market perceptions;

•	the failure to achieve the successful integration of any acquired company or business; and

•	those items described in Part I, Item IA (“Risk Factors”) of the Company's 2013 Form 10-K.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2014, an evaluation was performed under the supervision and with the participation of the Company's management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the PEO and PFO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three months ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1. Legal Proceedings.

We are involved in certain legal actions and claims arising in the ordinary course of business. Although it is not possible to predict with certainty the outcome of these matters, we do not believe that any of the litigation in which we are currently engaged, either individually or in the aggregate, will have a material adverse effect on our business, consolidated financial position or results of operations. We are subject to a tax assessment in Brazil related to value added taxes on vehicle tracking and monitoring services for which the likelihood of loss is not probable although it may take years to resolve. We are also subject to litigation regarding patent infringement. See additional details of these matters in Note 11 to the condensed consolidated financial statements. We are also subject to the risk of exposure to product liability claims in the event that the failure of any of our products causes personal injury or death to users of our products and there can be no assurance that we will not experience any material product liability losses in the future. We maintain insurance against such product liability claims. In addition, if any of our products prove to be defective, we may be required to participate in a government-imposed or customer OEM-instituted recall involving such products.

Item 1A. Risk Factors.

There have been no material changes with respect to risk factors previously disclosed in the Company's 2013 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Reference is made to the separate, “Index to Exhibits,” filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONERIDGE, INC.

Date: August 11, 2014	/s/ John C. Corey
John C. Corey President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2014	/s/ George E. Strickler
George E. Strickler
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit

2.1	Asset Purchase Agreement, dated August 1, 2014, between Stoneridge, Inc. and Motherson Sumi Systems Ltd., filed herewith.

2.2	Amendment No. 1 to Asset Purchase Agreement, July 31, 2014, between Stoneridge, Inc. and Motherson Sumi Systems Ltd., filed herewith.

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

