Form 10-Q
period 2014-09-30
STONERIDGE INC
filed 2014-11-10
CIK 1043337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☒No

The number of Common Shares, without par value, outstanding as of October 31, 2014 was 28,220,916.

STONERIDGE, INC. AND SUBSIDIARIES

Index to Exhibits		40
EX – 31.1
EX – 31.2
EX – 32.1
EX – 32.2

101	XBRL Exhibits:
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(in thousands)	2014	2013
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$40,950	$62,825
Restricted cash	52,692	-
Accounts receivable, less reserves of $1,849 and $2,625, respectively	111,984	102,449
Inventories, net	86,187	79,528
Prepaid expenses and other current assets	30,029	27,831
Current assets of discontinued operations	-	96,969
Total current assets	321,842	369,602

Long-term assets:
Property, plant and equipment, net	85,020	86,323
Other assets:
Intangible assets, net	62,511	68,498
Goodwill	31,321	54,348
Investments and other long-term assets, net	11,042	9,551
Total long-term assets	189,894	218,720
Total assets	$511,736	$588,322

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of debt	$73,887	$12,187
Accounts payable	61,991	57,471
Accrued expenses and other current liabilities	50,902	47,310
Current liabilities of discontinued operations	-	36,754
Total current liabilities	186,780	153,722

Long-term liabilities:
Long-term debt, net	109,352	185,045
Deferred income taxes	54,367	57,026
Other long-term liabilities	4,697	3,995
Total long-term liabilities	168,416	246,066

Shareholders' equity:
Preferred Shares, without par value, 5,000 shares authorized, none issued	-	-
Common Shares, without par value, 60,000 shares authorized, 28,853 and 28,803 shares issued and 28,221 and 28,483 shares oustanding at September 30, 2014 and December 31, 2013, respectively, with no stated value	-	-
Additional paid-in capital	191,437	187,742
Common Shares held in treasury, 632 and 320 shares at September 30, 2014 and December 31, 2013, respectively, at cost	(1,284)	(519)
Accumulated deficit	(28,325)	(7,771)
Accumulated other comprehensive loss	(36,671)	(30,458)
Total Stoneridge Inc. shareholders' equity	125,157	148,994
Noncontrolling interest	31,383	39,540
Total shareholders' equity	156,540	188,534
Total liabilities and shareholders' equity	$511,736	$588,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2014	2013	2014	2013

Net sales	$170,338	$161,556	$493,768	$490,251

Costs and expenses:
Cost of goods sold	120,788	111,827	347,795	334,939
Selling, general and administrative	41,593	37,127	125,503	122,467
Goodwill impairment	(5,802)	-	23,498	-

Operating income (loss)	13,759	12,602	(3,028)	32,845

Interest expense, net	5,057	4,495	15,059	13,449
Equity in earnings of investee	(205)	(99)	(587)	(396)
Loss on early extinguishment of debt	920	-	920	-
Other expense (income), net	23	(47)	2,268	492

Income (loss) before income taxes from continuing operations	7,964	8,253	(20,688)	19,300

Provision (benefit) for income taxes from continuing operations	(1,174)	794	(790)	2,260

Income (loss) from continuing operations	9,138	7,459	(19,898)	17,040

Discontinued operations:
Income (loss) from discontinued operations, net of tax	(1,560)	(1,946)	86	(853)
Loss on disposal, net of tax	(6,548)	-	(7,781)	-

Loss from discontinued operations	(8,108)	(1,946)	(7,695)	(853)

Net income (loss)	1,030	5,513	(27,593)	16,187

Net income (loss) attributable to noncontrolling interest	1,160	466	(7,039)	1,260

Net income (loss) attributable to Stoneridge, Inc.	$(130)	$5,047	$(20,554)	$14,927

Earnings (loss) per share from continuing operations
attributable to Stoneridge, Inc.:
Basic	$0.30	$0.26	$(0.48)	$0.59
Diluted	$0.29	$0.26	$(0.48)	$0.58

Loss per share attributable to discontinued operations:
Basic	$(0.30)	$(0.07)	$(0.28)	$(0.03)
Diluted	$(0.29)	$(0.07)	$(0.28)	$(0.03)

Earnings (loss) per share attributable to Stoneridge, Inc.:
Basic	$(0.00)	$0.19	$(0.76)	$0.56
Diluted	$(0.00)	$0.19	$(0.76)	$0.55

Weighted-average shares outstanding:
Basic	26,954	26,692	26,914	26,663
Diluted	27,554	27,177	26,914	27,236

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013

Net income (loss)	$1,030	$5,513	$(27,593)	$16,187
Less: income (loss) attributable to noncontrolling interest	1,160	466	(7,039)	1,260
Net income (loss) attributable to Stoneridge, Inc.	(130)	5,047	(20,554)	14,927

Other comprehensive income (loss), net of tax attributable to
Stoneridge, Inc.:
Foreign currency translation adjustments	(12,528)	167	(6,164)	(11,947)
Unrealized gain (loss) on derivatives	(144)	309	(49)	(2,369)
Other comprehensive income (loss), net of tax attributable to Stoneridge, Inc.	(12,672)	476	(6,213)	(14,316)

Comprehensive income (loss) attributable to Stoneridge, Inc.	$(12,802)	$5,523	$(26,767)	$611

The Company has combined comprehensive income (loss) from continuing operations and comprehensive loss from discontinued operations herein.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine months ended September 30 (in thousands)	2014	2013

OPERATING ACTIVITIES:
Net income (loss)	$(27,593)	$16,187
Adjustments to reconcile net income (loss) to net cash provided by (used for)
operating activities:
Depreciation	19,106	21,706
Amortization, including accretion of debt discount	4,484	4,762
Deferred income taxes	(1,003)	(2,872)
Earnings of equity method investee	(587)	(396)
Loss on sale of fixed assets	15	44
Share-based compensation expense	3,799	4,142
Goodwill impairment	23,498	-
Loss on disposal of Wiring business	7,781	-
Loss on early extinguishment of debt	920	-
Changes in operating assets and liabilities, net of effect of business acquisition:
Accounts receivable, net	(21,563)	(11,918)
Inventories, net	(8,285)	(26,292)
Prepaid expenses and other	(1,615)	(2,492)
Accounts payable	912	10,672
Accrued expenses and other	(715)	8,901
Net cash provided by (used for) operating activities	(846)	22,444

INVESTING ACTIVITIES:
Capital expenditures	(19,772)	(18,522)
Proceeds from sale of fixed assets	99	94
Change in restricted cash	(52,692)	-
Proceeds from sale of Wiring business	71,386	-
Business acquisition	(1,022)	-
Net cash used for investing activities	(2,001)	(18,428)

FINANCING ACTIVITIES:
Revolving credit facility payments	-	(1,160)
Extinguishment of senior notes	(17,500)	-
Premium related to early extinguishment of senior notes	(525)	-
Proceeds from issuance of other debt	20,462	21,574
Repayments of other debt	(15,953)	(22,262)
Noncontrolling interest shareholder distribution	(1,083)	-
Other financing costs	(1,499)	-
Repurchase of Common Shares to satisfy employee tax withholding	(765)	(729)
Net cash used for financing activities	(16,863)	(2,577)

Effect of exchange rate changes on cash and cash equivalents	(2,165)	63
Net change in cash and cash equivalents	(21,875)	1,502
Cash and cash equivalents at beginning of period	62,825	44,555

Cash and cash equivalents at end of period	$40,950	$46,057

Supplemental disclosure of cash flow information:
Cash paid for interest	$11,441	$10,903
Cash paid for income taxes, net	$2,285	$5,347

Supplemental disclosure of non-cash financing activities:
Change in fair value of interest rate swap	$(468)	$(1,019)

The Company has combined cash flows from continuing operations and cash flows from discontinued operations within the operating, investing and financing categories.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

(1) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Stoneridge, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the SEC's rules and regulations. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year.

Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's 2013 Form 10-K.

During the second quarter of 2014, the Company entered into an asset purchase agreement to divest its Wiring business including substantially all of its assets and liabilities. The sale was completed on August 1, 2014. See Note 3 for additional details. The Wiring business is classified as discontinued operations in accordance with the applicable accounting standards for all periods presented in the Company’s financial statements. Therefore, the Wiring business is excluded from both continuing operations and segment results for all periods presented. All previously reported financial information has been revised to conform to the current presentation. The Wiring business designed and manufactured wiring harness products and assembled instruments panels for sale principally to the commercial, agricultural and off-highway vehicle markets.

(2)  Recently Issued Accounting Standards

Accounting Standards Adopted

In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update (“ASU”) No. 2013-11, “Income Taxes (Topic 740)”, which requires entities to present in the financial statements an unrecognized tax benefit, or a portion of an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except to the extent such items are not available or not intended to be used at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position. In such instances, the unrecognized tax benefit is required to be presented in the financial statements as a liability and not be combined with deferred tax assets. This ASU is effective for fiscal years beginning after December 15, 2013. This ASU was adopted on January 1, 2014 which did not have a material impact on our condensed consolidated financial statements.

In April 2014, FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)”, which amends the definition of a discontinued operation in Accounting Standards Codification (“ASC”) 205-20 and requires entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued-operations criteria. The new standard changes the definition of a discontinued operation and requires discontinued operations treatment for disposals of a component or group of components that represents a strategic shift that has or will have a major impact on an entity’s operations or financial results. This ASU is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014. Early adoption is permitted. The Company adopted the standard in May 2014 and has applied it prospectively to new disposals and new classifications of disposal groups as held for sale including the Wiring business.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. This standard is effective for fiscal years and interim periods within those years beginning after December 15, 2016. As such, the Company will adopt this standard in the first quarter of fiscal year 2017. Early adoption is prohibited. The Company is in the process of determining the impact, if any, the adoption of this standard will have on its consolidated financial statements.

(3) Discontinued Operations

Wiring Business

On May 26, 2014, the Company entered into an asset purchase agreement to sell substantially all of the assets and liabilities of the former Wiring segment to Motherson Sumi Systems Ltd., an India-based manufacturer of diversified products for the global automotive industry and a limited company incorporated under the laws of the Republic of India, and MSSL (GB) LIMITED, a limited company incorporated under the laws of the United Kingdom (collectively, “Motherson”), for $65,700 in cash and the assumption of certain related liabilities of the Wiring business.

On August 1, 2014, the Company completed the sale of substantially all of the assets and liabilities of its Wiring business to Motherson for $71,386 in cash that consisted of the stated purchase price and estimated working capital on the closing date. The final purchase price is subject to post-closing working capital and other adjustments which may impact the amount of the loss on disposal. Any disputes regarding the working capital and other adjustments that are not amicably resolved between the Company and Motherson will be subject to determination by an independent accountant.

Certain of the Company’s debt agreements contain restrictions on the usage of funds received from the sale of assets. The proceeds received from the sale of the Wiring business are subject to these restrictions which generally require such cash to be used for the repayment of debt or other qualifying expenditures. At September 30, 2014, the Company’s restricted cash balance was $52,692. These restricted funds were subsequently used as part of the redemption of the senior secured notes on October 15, 2014. See Note 8 for additional details.

The Company recorded an estimated loss on disposal, net of tax of $1,233 at June 30, 2014 to adjust the carrying value of the Wiring assets to their estimated fair value less cost to sell, based on the terms of the agreement and transaction costs of $233 in the condensed consolidated statements of operations for the six months ended June 30, 2014.

The Company recorded a loss on disposal, net of tax of $6,548 and $7,781 for the three and nine months ended September 30, 2014. The loss on disposal for the nine months ended September 30, 2014 included the recognition of previously deferred foreign currency translation of $2,734, income tax on the sale of Wiring’s Mexican businesses of $1,621 and transaction costs of $1,274.

The Company also entered into short-term transition services agreements with Motherson expected to conclude in the first quarter of 2015 associated with information systems, accounting, administrative, occupancy and support services as well as contract manufacturing and production support in Estonia and China.

The Company’s Electronics segment had post-disposition sales (August 1, 2014 through September 30, 2014) to the Wiring business acquired by Motherson of $5,244 for the three months ended September 30, 2014. Post-disposition purchases by the Company’s Electronics segment from the Wiring business acquired by Motherson were $587 for the three months ended September 30, 2014.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

The following tables display summarized activity in our condensed consolidated statements of operations for discontinued operations during the three and nine months ended September 30, 2014 and 2013, related to the Wiring business.

	Three months ended		Nine months ended
	September 30,		September 30,
	2014 (A)	2013	2014 (A)	2013
Net sales	$21,142	$71,955	$167,434	$221,755
Cost of goods sold (C)	21,669	68,165	154,787	204,599
Selling, general and administrative (C)	2,048	5,687	12,645	17,179
Interest expense, net	43	49	69	244
Other expense, net	(147)	(222)	(58)	(314)
Income (loss) from operations of discontinued operations before income taxes (C) (D)	(2,471)	(1,724)	(9)	47
Income tax (provision) benefit on discontinued operations	911	(222)	95	(900)
Income (loss) from discontinued operations, net of tax	(1,560)	(1,946)	86	(853)

Loss on disposal (B)	(4,263)	-	(6,160)	-
Income tax provision on loss on disposal	(2,285)	-	(1,621)	-
Loss on disposal, net of tax	(6,548)	-	(7,781)	-

Loss from discontinued operations	$(8,108)	$(1,946)	$(7,695)	$(853)

(A)	The operations of the Wiring business were included only for the one and seven months ended July 31, 2014 as the sale was completed on August 1, 2014.

(B)	Included in loss on disposal for the three and nine months ended September 30, 2014 were transaction costs of $377 and $1,274, respectively, and $2,734 in previously deferred foreign currency translation for both periods.

(C)	The assets and liabilities of the Wiring business were reclassified as held for sale effective May 26, 2014. Accordingly, depreciation and amortization for the Wiring assets were not recorded after that date.

(D)	Management fees, which had been reported in the Wiring business in prior periods, of $1,863 and $5,589 for the three and nine months ended September 30, 2013, respectively, have been excluded as they are not directly attributable to the business.

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Depreciation and amortization	$-	$1,199	$2,111	$3,606
Capital expenditures	397	1,261	1,238	2,765

Intercompany sales to Wiring were $2,158 and $6,552 for the three months ended September 30, 2014 and 2013, respectively, and $17,448 and $19,953 for the nine months ended September 30, 2014 and 2013, respectively.

Intercompany purchases from Wiring were $481 and $2,041 for the three months ended September 30, 2014 and 2013, respectively, and $4,025 and $5,842 for the nine months ended September 30, 2014 and 2013, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

The following table displays a summary of the Wiring assets and liabilities held for sale as of December 31, 2013.

December 31,
2013
Assets
Accounts receivable, less reserves	$31,287
Inventories, net	34,530
Prepaid expenses and other current assets	1,786
Property, plant and equipment, net	24,549
Goodwill	4,173
Intangible assets, net	344
Other assets	300
Total assets	$96,969

Liabilities
Accounts payable	27,413
Accrued expenses and other current liabilities	9,341
Total liabilities	$36,754

Total net assets held for sale	$60,215

(4) Goodwill

The Company conducts its annual goodwill impairment test for its majority owned subsidiary, PST Eletrônica Ltda. (“PST”) on October 1, and did so in 2013 without a need to expand the impairment test to “step two” of ASC 350 as PST’s calculated fair value exceeded its carrying value by approximately 10.0% and no indicators of impairment were identified as disclosed in the Company’s 2013 Form 10-K.

During the second quarter of 2014, however, indicators of potential impairment required the Company to conduct an interim impairment test. Those indicators included a decline in recent operating results and lower growth expectations primarily due to the weakening of the Brazilian economy and automotive market. In accordance with ASC 350, the Company completed “step one” of the impairment analysis and concluded that, as of June 30, 2014, the fair value of the PST reportable segment was below its carrying value, including goodwill. As a result, “step two” of the impairment test was initiated in accordance with ASC 350. Due to its time intensive nature, the “step two” analysis was not completed until the third quarter ended September 30, 2014. In accordance with ASC 350, the Company recorded its best estimate of $29,300 as a non-cash goodwill impairment charge (of which $6,436 was attributable to noncontrolling interest) as of June 30, 2014 which was included in the Company’s condensed consolidated statements of operations.

Based on the Company’s completed “step two” analysis in the third quarter of 2014, the final goodwill impairment as of June 30, 2014 was $23,498 (of which $5,162 was attributable to noncontrolling interest). As such, the Company recorded an adjustment to reduce the goodwill impairment by $5,802 (of which $1,274 was attributable to noncontrolling interest) as of September 30, 2014 which was included in the Company’s condensed consolidated statements of operations for the three months ended September 30, 2014.

The fair value measurement of the reporting unit under the “step one” analysis and the “step two” analysis (a non-recurring fair value measure) in their entirety are classified as Level 3 inputs. The estimates and assumptions underlying the fair value calculations used in the Company's impairment test are uncertain by their nature and can vary significantly from actual results. Factors that management must estimate include, but are not limited to, industry and market conditions, sales volume and pricing, raw material costs, capital expenditures, working capital changes, cost of capital, debt-equity mix and tax rates. The estimates and assumptions that most significantly affect the fair value calculation are sales volume and the associated cash flow assumptions, market growth and weighted average cost of capital. The estimates and assumptions used in the estimate of fair value are consistent with those the Company uses in its internal planning.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

The “step two” of the PST goodwill impairment test utilized the following methodologies in determining fair value. Buildings and machinery were valued at an estimated replacement cost for an asset of comparable age and condition. PST finite lived identified intangible assets are customer relationships, tradenames and technology. Customer relationships were valued using an excess earnings method, using various inputs such as the estimated customer attrition rate, future earnings forecast, the amount of contributory asset charges, and a discount rate. Tradenames and technology intangibles are valued using a relief from royalty method, which is based upon comparable market royalty rates for tradenames of similar value. Other working capital items are generally recorded at carrying value, unless there were known conditions that would impact the ultimate settlement amount of a particular item.

Because the PST goodwill impairment analysis is sensitive to the Brazilian economy and automotive market, the Company will continue to monitor key assumptions and other factors utilized in the PST goodwill impairment evaluation. If the assumptions and estimates including, but not limited to, the Brazilian economy and automotive market change in an unfavorable manner, additional goodwill impairment may be recognized.

The change in the carrying amount of goodwill is as follows:

	Electronics	PST	Total
Balance at December 31, 2013	$604	$53,744	$54,348
Acquisition of business	664	-	664
Goodwill impairment charge	-	(23,498)	(23,498)
Currency translation	(124)	(69)	(193)
Balance at September 30, 2014	$1,144	$30,177	$31,321

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

Inventory cost includes material, labor and overhead. Inventories consisted of the following:

	September 30,	December 31,
	2014	2013
Raw materials	$47,976	$47,099
Work-in-progress	10,190	10,622
Finished goods	28,021	21,807
Total inventories, net	$86,187	$79,528

Inventory valued using the FIFO method was $40,520 and $33,220 at September 30, 2014 and December 31, 2013, respectively. Inventory valued using the average cost method was $45,667 and $46,308 at September 30, 2014 and December 31, 2013, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

(6) Financial Instruments and Fair Value Measurements

Financial Instruments

A financial instrument is cash or a contract that imposes an obligation to deliver, or conveys a right to receive cash or another financial instrument. The carrying values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. The estimated fair value of the Company's senior secured notes (fixed rate debt) with a face value of $157,500 and $175,000 at September 30, 2014 and December 31, 2013 was $165,500 and $190,100, respectively, and was determined using market quotes classified as Level 2 input within the fair value hierarchy.

Derivative Instruments and Hedging Activities

On September 30, 2014, the Company had open foreign currency forward contracts, fixed price commodity contracts and an interest rate swap. These contracts are used solely for hedging and not for speculative purposes. Management believes that its use of these instruments to reduce risk is in the Company's best interest.  The counterparties to these financial instruments are financial institutions with investment grade credit ratings.

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

The Company's foreign currency forward contracts offset a portion of the gains and losses on the underlying foreign currency denominated transactions as follows:

Euro-denominated Foreign Currency Forward Contract

As of September 30, 2014 and December 31, 2013, the Company held a foreign currency forward contract with underlying notional amounts of $3,532 and $13,335, respectively, to reduce the exposure related to the Company's euro-denominated intercompany loans. This contract expires in December 2014. The euro-denominated foreign currency forward contract was not designated as a hedging instrument. For the three months ended September 30, 2014 and 2013, the Company recognized a gain of $1,064 and a loss of $489, respectively, in the condensed consolidated statement of operations as a component of other expense, net related to the euro-denominated contract. For the nine months ended September 30, 2014 and 2013, the Company recognized a gain of $1,089 and a loss of $655, respectively, related to this contract.

Mexican peso-denominated Foreign Currency Forward Contracts – Cash Flow Hedge

The Company holds Mexican peso-denominated foreign currency forward contracts with underlying notional amounts at September 30, 2014 totaling $4,500 which expire ratably on a monthly basis from October through December 2014, compared to $45,000 at December 31, 2013.

These contracts were executed to hedge forecasted transactions and are accounted for as cash flow hedges. As such, the effective portion of the unrealized gain or loss is deferred and reported in the Company’s condensed consolidated balance sheets as a component of accumulated other comprehensive loss. The cash flow hedges were highly effective and the Company expects them to remain highly effective in future periods. The effectiveness of the transactions has been and will be measured on an ongoing basis using regression analysis and forecasted future Mexican peso purchases.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

As a result of the sale of the Wiring business, the Company forecasted that it would purchase Mexican pesos to fulfill only two of the five hedge contracts outstanding as of June 30, 2014 for the period October 2014 through December 2014. As the purchase of Mexican pesos related to three of the five hedge contracts was not probable, these three hedges attributed to the Wiring business were de-designated as of June 30, 2014 and the associated unrecognized $320 gain at that date was reclassified from accumulated other comprehensive loss and recorded in discontinued operations in the Company’s condensed consolidated statements of operations in the period of de-designation. On August 4, 2014, the three de-designated hedges were terminated and settled resulting in a nominal gain.

Commodity Price Risk - Cash Flow Hedge

To mitigate the risk of future price volatility and, consequently, fluctuations in gross margins, the Company entered into fixed price commodity contracts with a financial institution to fix the cost of a portion of the Company’s copper purchases as copper is a raw material used in the Company’s products.

The Company has fixed price commodity contracts at September 30, 2014 with an aggregate notional amount of 781 pounds, which expire on a monthly basis over the period from October 2014 through March 2015, compared to an aggregate notional amount of 1,582 pounds at December 31, 2013.

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

The Company evaluated the effectiveness of the copper fixed price commodity contracts at each reporting date in 2014. As a result of the sale of the Wiring business, the Company forecasted that it would not purchase the quantities of copper to fulfill these hedge contracts for the period October 2014 through March 2015. As the purchase of copper quantities related to these hedge contracts was not probable, the contracts primarily associated with the Wiring segment not expected to be fulfilled were de-designated at June 30, 2014 with the associated unrecognized $77 gain reclassified from accumulated other comprehensive loss and recorded in discontinued operations in the Company’s condensed consolidated statements of operations in the period of de-designation.

Interest Rate Risk - Fair Value Hedge

The Company has a fixed-to-floating interest rate swap agreement (the “Swap”) with a notional amount of $45,000 to hedge its exposure to fair value fluctuations on a portion of its senior notes. The Swap was designated as a fair value hedge of the fixed interest rate obligation under the Company's $175,000 9.5% senior notes due October 15, 2017. The critical terms of the Swap are aligned with the terms of the senior notes, including maturity of October 15, 2017, resulting in no hedge ineffectiveness. The unrealized gain or loss for the effective portion of the hedge has been deferred and reported in the Company's condensed consolidated balance sheets as an asset or liability as applicable, with the offset to the carrying value of the senior secured notes.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

Due to the Company’s notice of redemption issued on September 15, 2014 to redeem all remaining outstanding senior notes, the fair value interest rate hedge was de-designated. On October 23, 2014, the Company terminated the interest rate swap resulting in a gain of approximately $371 in the fourth quarter of 2014.

The Swap reduced interest expense by $194 and $222 for the three months ended September 30, 2014 and 2013, respectively, and by $625 and $644 for the nine months ended September 30, 2014 and 2013, respectively.

The notional amounts and fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

			Prepaid expenses and other
			current assets / Other		Accrued expenses and other
	Notional amounts (A)		long-term assets		current liabilities
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2014	2013	2014	2013	2014	2013
Derivatives designated as hedging instruments:
Cash Flow Hedges:
Forward currency contracts	$4,500	$45,000	$-	$-	$138	$263
Fixed price commodity contracts	-	1,582	$-	$152	$-	$-

Fair Value Hedge:
Interest rate swap contract	$-	$45,000	$-	$793	$-	$-

Derivatives not designated as hedging instruments:
Forward currency contracts	$3,532	$13,335	$-	$-	$3	$18
Fixed price commodity contracts	781	-	$-	$-	$93	$-
Interest rate swap contract	$45,000	-	$325	$-	$-	$-

(A)	Notional amounts represent the gross contract / notional amount of the derivatives outstanding. The fixed price commodity contract notional amounts are in pounds.

Amounts recorded for the cash flow hedges in other comprehensive income (loss) and in net income (loss) for the three months ended September 30 are as follows:

	Gain (loss) recorded in other comprehensive income (loss)		Gain (loss) reclassified from other comprehensive income (loss) into net income (loss)
	2014	2013	2014	2013
Derivatives designated as cash flow hedges:
Forward currency contracts	$(457)	$(83)	$(290)	$612
Fixed price commodity contracts	(20)	635	(43)	(369)
Total derivatives designated as cash flow hedges	$(477)	$552	$(333)	$243

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

Amounts recorded for the cash flow hedges in other comprehensive income (loss) and in net income (loss) for the nine months ended September 30 are as follows:

	Gain (loss) recorded in other comprehensive income (loss)		Gain (loss) reclassified from other comprehensive income (loss) into net income (loss)
	2014	2013	2014	2013
Derivatives designated as cash flow hedges:
Forward currency contracts	$77	$228	$(48)	$2,150
Fixed price commodity contracts	(338)	(1,099)	(164)	(652)
Total derivatives designated as cash flow hedges	$(261)	$(871)	$(212)	$1,498

Gains and losses reclassified from other comprehensive income (loss) into net income (loss) were recognized in cost of goods sold in the Company's condensed consolidated statements of operations.

The net deferred loss of $138 on the cash flow hedge derivatives will be reclassified from other comprehensive income (loss) to the condensed consolidated statements of operations through December 2014.

Fair Value Measurements

The following table presents our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the three levels of the fair value hierarchy based on the reliability of the inputs used.

	September 30,				December 31,
	2014				2013
	Fair values estimated using
		Level 1	Level 2	Level 3
	Fair value	inputs (A)	inputs (B)	inputs (C)	Fair value
Financial assets carried at fair value:
Interest rate swap contract	$325	$-	$325	$-	$793
Fixed price commodity contracts	-	-	-	-	152

Total financial assets carried at fair value	$325	$-	$325	$-	$945

Financial liabilities carried at fair value:
Forward currency contracts	$141	$-	$141	$-	$281
Fixed price commodity contracts	93	-	93	-	-

Total financial liabilities carried at fair value	$234	$-	$234	$-	$281

(A)	Fair values estimated using Level 1 inputs, which consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. The Company did not have any recurring fair value estimates using Level 1 inputs at September 30, 2014 or December 31, 2013.

(B)	Fair values estimated using Level 2 inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly and include among other things, quoted prices for similar assets or liabilities in markets that are active or inactive as well as inputs other than quoted prices that are observable. For forward currency, fixed price commodity and interest rate swap contracts, inputs include foreign currency exchange rates, commodity indexes and the six-month forward LIBOR.

(C)	Fair values estimated using Level 3 inputs consist of significant unobservable inputs. The Company did not have any recurring fair value estimates using Level 3 inputs at September 30, 2014 or December 31, 2013.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

(7) Share-Based Compensation

Total compensation expense for share-based compensation arrangements recognized in the condensed consolidated statements of operations as a component of selling, general and administrative expenses was $1,499 and $1,419 for the three months ended September 30, 2014 and 2013, respectively.  For the nine months ended September 30, 2014 and 2013, total compensation expense recognized in the condensed consolidated statements of operations for share-based compensation arrangements was $3,799 and $4,142, respectively.

(8) Debt

Debt consisted of the following at September 30, 2014 and December 31, 2013:

			Interest rates at
	September 30,	December 31,	September 30,
	2014	2013	2014	Maturity
Revolving Credit Facility
Credit facility	$-	$-	N/A	Sept - 2019

Debt
Senior secured notes, net of discount and swap fair value adjustment (A)	$155,809	$173,061	9.50%	Oct - 2017
PST short-term notes	9,471	4,822	10.44% - 12.84%	Various 2014
PST long-term notes	16,997	16,896	4.00% - 8.00%	2016 - 2019
Suzhou note	-	1,487	-	Aug - 2014
Other	962	966
Total debt	183,239	197,232
Less: current portion	(73,887)	(12,187)
Total long-term debt, net	$109,352	$185,045

(A)	Interest rate excludes the effect of the Company's interest rate swap and the accretion of debt discount.

Revolving Credit Facility

On November 2, 2007, the Company entered into an asset-based credit facility, which permits borrowing up to a maximum level of $100,000. The Company entered into an Amended and Restated Credit and Security Agreement and a Second Amended and Restated Credit and Security Agreement on September 20, 2010 and December 1, 2011, respectively.

On September 12, 2014, the Company entered into a Third Amended and Restated Credit Agreement (the “Amended Agreement”). The Amended Agreement provides for a $300,000 revolving credit facility, which replaces the Company’s existing $100,000 asset-based credit facility and includes a letter of credit subfacility, swing line subfacility and multicurrency subfacility. The amended revolving credit facility (the “Credit Facility”) also has an accordion feature which allows the Company to increase the availability by up to $80,000 upon the satisfaction of certain conditions. The Amended Agreement extends the termination date of the Company’s Credit Facility to September 12, 2019 from December 1, 2016. In the third quarter of 2014, the Company capitalized $1,499 of deferred financing costs and recognized a $100 loss on extinguishment of previously recorded deferred financing costs associated with the Amended Agreement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

Borrowings under the Amended Agreement will bear interest at either the Base Rate, as defined, or the LIBOR Rate, at the Company’s option, plus the applicable margin as set forth in the Amended Agreement. The Amended Agreement contains certain financial covenants that require the Company to maintain less than a maximum leverage ratio and more than a minimum interest coverage ratio. The Amended Agreement also contains affirmative and negative covenants and events of default that are customary for credit arrangements of this type including covenants which place restrictions and/or limitations on the Company’s ability to borrow money, make capital expenditures and pay dividends. There were no borrowings outstanding on the credit facilities at September 30, 2014 and December 31, 2013.

The Company was in compliance with all credit facility covenants at September 30, 2014 and December 31, 2013.

Debt

On October 4, 2010, the Company issued $175,000 of senior secured notes which bear interest at an annual rate of 9.5% and mature on October 15, 2017. The senior secured notes were issued to the original purchasers at a 2.5% discount for which the remaining balance at September 30, 2014 and December 31, 2013 was $2,043 and $2,732, respectively. Interest payments are payable on April 15 and October 15 of each year.

On September 2, 2014, the Company redeemed $17,500, or 10.0%, of its senior secured notes at a price of 103.0% of the principal amount. As a result of the redemption, the Company recognized a loss on extinguishment of debt of $820 in the third quarter of 2014, which includes a premium of $525 and the acceleration of both the remaining deferred financing costs and original issue discount.

On October 15, 2014, the Company redeemed the remaining $157,500 of its 9.5% senior secured notes at a price of 104.75% of the principal amount discharging the corresponding senior notes indenture. As a result of the redemption, the Company will recognize a loss on extinguishment of debt of approximately $9,700 in the fourth quarter of 2014, which includes a premium of $7,481 and the acceleration of the remaining deferred financing costs, original issue discount and de-designation date unrecognized gain on the interest rate swap. The senior secured notes were redeemed using funds from borrowing $100,000 under the Credit Facility as well as restricted cash.

The senior secured notes indenture limited the amount of the Company and its restricted subsidiaries' indebtedness, restricted certain payments and included various other non-financial restrictive covenants. The senior secured notes were guaranteed by all of the Company's existing domestic restricted subsidiaries. All other restricted subsidiaries that may guarantee any indebtedness of the Company or the guarantors also guaranteed the senior secured notes.

PST maintains several short-term and long-term notes used for working capital purposes including a new term loan (the “PST note”) entered into on July 1, 2014 for 11,203 Brazilian real which had a U.S. dollar equivalent outstanding balance of $4,637 at September 30, 2014. The PST note matures on July 15, 2017 with interest payable quarterly at a fixed annual interest rate of 8.0%. PST’s other short-term and long-term notes also have fixed interest rates. The weighted-average interest rates of short-term and long-term debt of PST at September 30, 2014 were 11.7% and 5.7%, respectively.  Depending on the specific note, interest is payable either monthly or annually. The PST notes at September 30, 2014 mature as follows: $15,474 in 2014, $2,186 in 2015, $4,405 in 2016, $2,383 in 2017 and approximately $1,010 annually in 2018 and 2019.

On February 25, 2014, the Company's wholly-owned subsidiary located in Suzhou, China entered into a term loan for 9,000 Chinese yuan (the “Suzhou note”) which matured in August 2014. The U.S. dollar equivalent outstanding loan balance was $1,487 at December 31, 2013, with interest payable quarterly at 125.0% of the one-year lending rate published by The People's Bank of China, which was 7.0%.

The Company was in compliance with all note covenants at September 30, 2014 and December 31, 2013.

The Company's wholly-owned subsidiary located in Stockholm, Sweden, has an overdraft credit line which allows overdrafts on the subsidiary's bank account up to a maximum level of 20,000 Swedish krona, or $2,773 and $3,107, at September 30, 2014 and December 31, 2013, respectively. At September 30, 2014 and December 31, 2013, there was no balance outstanding on this bank account.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

(9) Earnings (Loss) Per Share

Basic earnings (loss) per share was computed by dividing net income by the weighted-average number of Common Shares outstanding for each respective period. Diluted earnings (loss) per share was calculated by dividing net income (loss) attributable to Stoneridge, Inc. by the weighted-average of all potentially dilutive Common Shares that were outstanding during the periods presented.  However, for all periods in which the Company recognized a net loss from continuing operations, the Company did not recognize the effect of the potential dilutive securities as their inclusion would be anti-dilutive.

Weighted-average Common Shares outstanding used in calculating basic and diluted net income (loss) per share were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Basic weighted-average Common Shares outstanding	26,953,596	26,691,996	26,913,880	26,663,335
Effect of dilutive shares	600,543	484,788	-	572,468
Diluted weighted-average Common Shares outstanding	27,554,139	27,176,784	26,913,880	27,235,803

There were no outstanding options at September 30, 2014. At September 30, 2013, options not included in the computation of diluted earnings per share to purchase 20,000 Common Shares at an average price of $15.73 per share were outstanding. These outstanding options were not included in the computation of diluted earnings per share because their respective exercise prices were greater than the average closing market price of Company Common Shares and the effect would be anti-dilutive.

There were 466,650 and 663,750 performance-based restricted Common Shares outstanding at September 30, 2014 and 2013, respectively. There were also 374,400 performance-based right to receive Common Shares outstanding at September 30, 2014. These restricted and right to receive Common Shares were not included in the computation of diluted earnings per share because all vesting conditions have not been achieved as of September 30, 2014 and 2013. These shares may become dilutive based on the Company’s ability to meet or exceed future performance targets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

(10) Changes in Accumulated Other Comprehensive Loss by Component

Changes in accumulated other comprehensive loss for the three months ended September 30, 2014 and 2013 were as follows:

	Foreign		Benefit
	currency	Hedging	plan
	translation	activities	liability	Total
Balance at July 1, 2014	$(23,971)	$(16)	$(12)	$(23,999)

Other comprehensive loss before reclassifications	(15,262)	(477)	-	(15,739)
Amounts reclassified from accumulated other
comprehensive loss	2,734	333	-	3,067
Net other comprehensive loss, net of tax	(12,528)	(144)	-	(12,672)

Balance at September 30, 2014	$(36,499)	$(160)	$(12)	$(36,671)

Balance at July 1, 2013	$(24,524)	$(538)	$(12)	$(25,074)

Other comprehensive income before reclassifications	167	552	-	719
Amounts reclassified from accumulated other
comprehensive loss	-	(243)	-	(243)
Net other comprehensive income, net of tax	167	309	-	476

Balance at September 30, 2013	$(24,357)	$(229)	$(12)	$(24,598)

Changes in accumulated other comprehensive loss for the nine months ended September 30, 2014 and 2013 were as follows:

	Foreign		Benefit
	currency	Hedging	plan
	translation	activities	liability	Total
Balance at January 1, 2014	$(30,335)	$(111)	$(12)	$(30,458)

Other comprehensive loss before reclassifications	(8,898)	(261)	-	(9,159)
Amounts reclassified from accumulated other
comprehensive loss	2,734	212	-	2,946
Net other comprehensive loss, net of tax	(6,164)	(49)	-	(6,213)

Balance at September 30, 2014	$(36,499)	$(160)	$(12)	$(36,671)

Balance at January 1, 2013	$(12,410)	$2,140	$(12)	$(10,282)

Other comprehensive loss before reclassifications	(11,947)	(871)	-	(12,818)
Amounts reclassified from accumulated other
comprehensive loss	-	(1,498)	-	(1,498)
Net other comprehensive loss, net of tax	(11,947)	(2,369)	-	(14,316)

Balance at September 30, 2013	$(24,357)	$(229)	$(12)	$(24,598)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

(11)  Commitments and Contingencies

In the ordinary course of business, the Company is subject to a broad range of claims and legal proceedings that relate to contractual allegations, tax audits, patent infringement, product liability, employment-related matters and environmental matters. Although it is not possible to predict with certainty the outcome of these matters, the Company is of the opinion that the ultimate resolution of these matters will not have a material adverse affect on its consolidated results of operations or financial position.

As a result of environmental studies performed at the Company’s former facility located in Sarasota, Florida, the Company became aware of soil and groundwater contamination at the Company site. The Company engaged an environmental engineering consultant to assess the level of contamination and to develop a remediation and monitoring plan for the site. Soil remediation at the site was completed during the year ended December 31, 2010. Ground water remediation will begin in the first quarter of 2015, as the remedial action plan has been approved by the Florida Department of Environmental Protection. During the three and nine months ended September 30, 2014 and 2013, environmental remediation costs incurred were immaterial. At September 30, 2014 and December 31, 2013, the Company had accrued an undiscounted liability of $944 related to future remediation. At September 30, 2014 and December 31, 2013, $431 and $683, respectively, was recorded as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets while the remaining amount was recorded as a component of other long-term liabilities. A majority of the costs associated with the recorded liability will be incurred at the start of the groundwater remediation, with the balance relating to monitoring costs to be incurred over multiple years. Although the Company sold the Sarasota facility and related property in December 2011, the liability to remediate the site contamination remains the responsibility of the Company. Due to the ongoing site remediation, the closing terms of the sale agreement included a requirement for the Company to maintain a $2,000 letter of credit for the benefit of the buyer.

In September 2013, a legal proceeding was initiated by Actia Automotive (“Actia”) in a French court (the tribunal de grande instance de Paris) alleging infringement of its patents by the Company’s Electronics segment. Actia is seeking injunctive relief and monetary damages of approximately $19,000 resulting from such alleged infringement. The Company believes that its products did not infringe on any of the patents claimed by Actia, and the claim is without merit. Therefore it is vigorously defending itself against these allegations. The Company believes the likelihood of loss is not probable. As such, no liability has been recorded for this claim. There have been no significant changes to the facts and circumstances related to this claim for the three and nine months ended September 30, 2014.

On May 24, 2013, the State Revenue Services of São Paulo issued a tax deficiency notice against PST, our 74% owned consolidated subsidiary, claiming that the vehicle tracking and monitoring services it provides should be classified as communication services, and therefore subject to the State Value Added Tax – ICMS. The State Revenue Services assessment imposed the 25.0% ICMS tax on all revenues of PST related to the vehicle tracking and monitoring services rendered during the period from January 2009 through December 2010. The Brazilian real (“R$”) and U.S. dollar equivalent (“$”) of the aggregate tax assessment is approximately R$92,500 ($37,700) which is comprised of Value Added Tax – ICMS of R$13,200 ($5,400), interest of R$11,400 ($4,600) and penalties of R$67,900 ($27,700).

The Company believes that the vehicle tracking and monitoring services are non-communication services, as defined under Brazilian tax law, subject to the municipal ISS tax, not communication services subject to state ICMS tax as claimed by the State Revenue Services of São Paulo. PST has, and will continue to collect the municipal ISS tax on the vehicle tracking and monitoring services in compliance with Brazilian tax law and will defend its tax position. PST has received a legal opinion that the merits of the case are favorable to PST, determining among other things that the imposition on the subsidiary of the State ICMS by the State Revenue Services of São Paulo is not in accordance with the Brazilian tax code. Management believes, based on the legal opinion of the Company’s Brazilian legal counsel and the results of the Brazil Administrative Court's ruling in favor of another vehicle tracking and monitoring company related to the tax deficiency notice it received, the likelihood of loss is not probable although it may take years to resolve.  As a result of the above, as of September 30, 2014 and December 31, 2013, no accrual has been recorded with respect to the tax assessment.  An unfavorable judgment on this issue for the years assessed and for subsequent years could result in significant costs to PST and adversely affect its results of operations. There have been no significant changes to the facts and circumstances related to this notice for the three and nine months ended September 30, 2014.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

In addition, PST has civil, labor and other tax contingencies for which the likelihood of loss is deemed to be reasonably possible, but not probable, by the Company’s legal advisors in Brazil. As a result, no provision has been recorded with respect to these contingencies, which amounted to $14,411 and $11,469 at September 30, 2014 and December 31, 2013, respectively. An unfavorable outcome on this issue could result in significant cost to PST and adversely affect its results of operations.

Product Warranty and Recall

Amounts accrued for product warranty and recall claims are established based on the Company's best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet dates. These accruals are based on several factors including past experience, production changes, industry developments and various other considerations. The Company can provide no assurances that it will not experience material claims in the future or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued or beyond what the Company may recover from its suppliers. The current portion of product warranty and recall is included as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets. Product warranty and recall included $1,168 and $1,019 of a long-term liability at September 30, 2014 and December 31, 2013, respectively, which is included as a component of other long-term liabilities on the condensed consolidated balance sheets.

The following provides a reconciliation of changes in product warranty and recall liability:

Nine months ended September 30	2014	2013
Product warranty and recall at beginning of period	$6,414	$5,651
Accruals for products shipped during period	3,329	3,431
Aggregate changes in pre-existing liabilities due to claim developments	194	1,697
Settlements made during the period	(2,414)	(4,781)
Product warranty and recall at end of period	$7,523	$5,998

(12) Income Taxes

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

The Company recognized an income tax provision (benefit) of ($1,174) and $794 from continuing operations for federal, state and foreign income taxes for the three months ended September 30, 2014 and 2013, respectively.  The decrease in the tax provision for the three months ended September 30, 2014 compared to the same period for 2013 was primarily due to the tax benefit recognized on the PST loss, as adjusted for the non-tax deductible goodwill impairment benefit. The decrease in the effective tax rate for the three months ended September 30, 2014 to (14.7)% compared to the same period for 2013 of 9.6% was due to the recognition of a tax benefit on the PST operating loss and the impact of the non-tax deductible goodwill impairment benefit. The decrease in the effective tax rate was partially offset by a reduction in U.S. earnings.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

The Company recognized an income tax provision (benefit) of ($790) and $2,260 from continuing operations for federal, state and foreign income taxes for the nine months ended September 30, 2014 and 2013, respectively. The decrease in the tax provision for the nine months ended September 30, 2014 compared to the same period for 2013 was primarily due to the tax benefit recognized on the PST loss, as adjusted for the non-tax deductible goodwill impairment charge. The decrease in tax expense was partially offset by discrete tax items related to certain foreign operations recorded during the current period. The decrease in the effective tax rate for the nine months ended September 30, 2014 to 3.8% compared to the same period for 2013 of 11.7% was due to the recognition of a tax benefit on the PST operating loss which was offset by the impact of the non-tax deductible PST goodwill impairment as well as the impact of the discrete tax items discussed above.

(13) Segment Reporting

Operating segments are defined as components of an enterprise that are evaluated regularly by the Company's chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the chief executive officer.

During the third quarter of 2014 the Company sold its Wiring business segment, which designed and manufactured wiring harness products and assembled instrument panels for sale principally to the commercial, agricultural and off-highway vehicle markets. As such, for all periods presented the Company reported this business as discontinued operations in the Company’s condensed consolidated financial statements and therefore excluded it from the segment disclosures herein. See Note 3 for additional details.

The Company has three reportable segments, Control Devices, Electronics and PST, which also represent its operating segments. The Control Devices reportable segment produces sensors, switches, valves and actuators. The Electronics reportable segment produces electronic instrument clusters, electronic control units and driver information systems. The PST reportable segment designs and manufactures electronic vehicle security alarms, convenience accessories, vehicle tracking devices and monitoring services and in-vehicle audio and video devices.

Also, during the first half of 2014 the Company changed its segment operating performance metric in accordance with changes in the financial information reviewed and performance measured by the Company’s chief operating decision maker. As a result, the Company now uses operating income for financial reporting purposes. Historically, the Company used income before income taxes. The Company has revised the consolidated segment information for all periods presented to reflect this presentation.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

A summary of financial information by reportable segment is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net Sales:
Control Devices	$78,358	$73,061	$232,095	$219,408
Inter-segment sales	640	775	2,133	2,345
Control Devices net sales	78,998	73,836	234,228	221,753
Electronics	54,951	44,869	157,808	138,073
Inter-segment sales	7,223	10,333	30,554	32,048
Electronics net sales	62,174	55,202	188,362	170,121
PST	37,029	43,626	103,865	132,770
Inter-segment sales	-	-	-	-
PST net sales	37,029	43,626	103,865	132,770
Eliminations	(7,863)	(11,108)	(32,687)	(34,393)
Total net sales	$170,338	$161,556	$493,768	$490,251
Operating Income (Loss):
Control Devices	$10,000	$8,362	$27,152	$24,981
Electronics	4,370	5,563	14,038	16,092
PST (A)	4,467	2,497	(30,057)	5,771
Unallocated Corporate (B)	(5,078)	(3,820)	(14,161)	(13,999)
Total operating income (loss)	$13,759	$12,602	$(3,028)	$32,845
Depreciation and Amortization:
Control Devices	$2,412	$2,429	$7,165	$7,434
Electronics	1,064	1,145	3,302	3,666
PST	3,501	3,409	10,123	10,895
Corporate	47	44	126	138
Total depreciation and amortization (C)	$7,024	$7,027	$20,716	$22,133
Interest Expense, net:
Control Devices	$83	$58	$216	$137
Electronics	199	197	632	570
PST	731	277	2,191	836
Corporate	4,044	3,963	12,020	11,906
Total interest expense, net	$5,057	$4,495	$15,059	$13,449
Capital Expenditures:
Control Devices	$4,094	$3,164	$9,356	$8,061
Electronics	1,345	1,381	4,011	2,369
PST	1,306	1,908	5,035	5,000
Corporate	25	107	132	327
Total capital expenditures	$6,770	$6,560	$18,534	$15,757

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

	September 30,	December 31,
	2014	2013
Total Assets:
Control Devices	$119,633	$105,730
Electronics	98,878	105,352
PST	203,692	237,649
Corporate (D)	341,125	301,889
Eliminations	(251,592)	(259,267)
Total assets	$511,736	$491,353

(A)	The PST operating loss for the three and nine months ended September 30, 2014 includes a goodwill impairment charge (benefit) of ($5,802) and $23,498, respectively.
(B)	Unallocated Corporate expenses include, among other items, accounting, finance, legal, information technology costs as well as share-based compensation.
(C)	These amounts represent depreciation and amortization on property, plant and equipment and certain intangible assets.
(D)	Assets located at Corporate consist primarily of cash, intercompany loan receivables, equity investments and investments in subsidiaries.

The following table presents net sales and long-term assets for each of the geographic areas in which the Company operates:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net Sales:
North America	$86,744	$76,251	$246,260	$227,843
South America	37,029	43,626	103,865	132,770
Europe and Other	46,565	41,679	143,643	129,638
Total net sales	$170,338	$161,556	$493,768	$490,251

	September 30,	December 31,
	2014	2013
Long-term Assets:
North America	$52,950	$49,853
South America	121,380	154,226
Europe and Other	15,564	14,641
Total long-term assets	$189,894	$218,720

(14) Investments

Minda Stoneridge Instruments Ltd.

The Company has a 49% interest in Minda Stoneridge Instruments Ltd. (“Minda”), a company based in India that manufactures electronics, instrumentation equipment and sensors primarily for the motorcycle and commercial vehicle market. The investment is accounted for under the equity method of accounting. The Company's investment in Minda recorded as a component of investments and other long-term assets, net on the condensed consolidated balance sheets, was $6,564 and $5,981 at September 30, 2014 and December 31, 2013, respectively. Equity in earnings of Minda included in the condensed consolidated statements of operations was $205 and $99, for the three months ended September 30, 2014 and 2013, respectively. Equity in earnings of Minda included in the condensed consolidated statements of operations was $587 and $396, for the nine months ended September 30, 2014 and 2013, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

PST Eletrônica Ltda.

The Company has a 74% controlling interest in PST. Noncontrolling interest in PST decreased by $8,157 to $31,383 at September 30, 2014 due to a proportionate share of its net loss of $7,039 including goodwill impairment for the nine months ended September 30, 2014 and an unfavorable change in foreign currency translation of $1,118. Noncontrolling interest in PST decreased by $2,623 to $41,243 at September 30, 2013 due to an unfavorable change in foreign currency translation of $3,706 and a dividend of $211, partially offset by a proportionate share of its net income of $1,264 for the nine months ended September 30, 2013.

Comprehensive loss related to the PST noncontrolling interest was $2,294 for the three months ended September 30, 2014 and comprehensive income was $214 for the three months ended September 30, 2013. Comprehensive loss related to the PST noncontrolling interest was $8,157 and $2,442 for the nine months ended September 30, 2014 and 2013, respectively.

(15) Subsequent Events

On October 15, 2014, the Company redeemed the remaining $157,500 of its 9.5% senior secured notes at a price of 104.75% of the principal amount discharging the corresponding senior notes indenture. As a result of the redemption, the Company will recognize a loss on extinguishment of debt of approximately $9,700 in the fourth quarter of 2014, which includes a premium of $7,481 and the acceleration of the remaining deferred financing costs, original issue discount and de-designation date unrecognized gain on the interest rate swap. The senior secured notes were redeemed using funds from borrowing $100,000 under the Credit Facility as well as restricted cash.

On October 23, 2014, the Company terminated the interest rate swap resulting in a gain of approximately $371 in the fourth quarter of 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

We are a global designer and manufacturer of highly engineered electrical and electronic components, modules and systems for the automotive, commercial, motorcycle, off-highway and agricultural vehicle markets.

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

During the second quarter of 2014 we entered into an asset purchase agreement to divest our Wiring business, which designs and manufactures wiring harness products and assembles instrument panels principally to the commercial, agricultural and off-highway vehicle markets. On August 1, 2014, the Company completed the sale of substantially all of the assets and liabilities of its Wiring business. As a result, this business is classified as discontinued operations in our condensed consolidated financial statements and no discussion and analysis of financial condition and results of operations is provided herein.

Third Quarter Overview

The Company had income from continuing operations attributable to Stoneridge, Inc. of $8.0 million, or $0.29 per diluted share and a loss from discontinued operations attributable to Stoneridge, Inc. of $8.1 million, or $0.29 per diluted share resulting in a net loss attributable to Stoneridge, Inc. of $0.1 million, or $0.0 per diluted share for the third quarter of 2014.

Net income from continuing operations attributable to Stoneridge. Inc. of $8.0 million, or $0.29 per diluted share for the third quarter of 2014 increased by $1.0 million, or $0.03 per diluted share from income from continuing operations of $7.0 million, or $0.26 per diluted share for the third quarter of 2013 primarily due to the benefit of $4.5 million of PST goodwill impairment adjustment based on the completion of the “step two” testing in the third quarter of 2014 and higher operating income in our Control Devices segment, which was offset by lower operating income in our Electronics and PST segments (excluding the benefit of goodwill). The increase in sales volume in our Electronics and Control Devices segments was more than offset by lower PST sales volume, an unfavorable change in mix of products sold and higher sales, general and administrative and design and development costs.

Net sales increased by $8.8 million, or 5.4%, primarily due to higher sales in our Electronics and Control Devices segments during the third quarter of 2014 compared to the third quarter of 2013 which were partially offset by lower product sales volume at our PST segment.

Loss from discontinued operations related to the Wiring business was $8.1 million, or $(0.29) per diluted share for the third quarter of 2014, a $6.1 million, or $0.22 per diluted share decrease from loss from discontinued operations of $1.9 million, or $0.07 per diluted share for the third quarter of 2013 primarily due to the after-tax loss on disposal of the Wiring business of $6.5 million.

At September 30, 2014 and December 31, 2013, we maintained a cash and cash equivalents balance of $93.7 million (including restricted cash of $52.7 million) and $62.8 million, respectively. The increase was primarily due to the proceeds received from the sale of the Wiring business on August 1, 2014 which was partially offset by the redemption of $17.5 million senior secured notes and higher working capital. As discussed in Note 8 to the condensed consolidated financial statements, at September 30, 2014 and December 31, 2013, we had no borrowings outstanding on our credit facilities.

Outlook

The North American automotive vehicle market is expected to continue to have modest improvement for the remainder of 2014 and into 2015. For 2014, this production volume is forecasted to be in the range of 16.5 million to 17.0 million units, an increase from 16.2 million units in 2013. The improvement in the North American automotive vehicle market and sales of new products had a favorable effect on our Control Devices segment’s results for the first nine months of 2014 which we expect will continue for the remainder of the year and into 2015.

The North American commercial vehicle market showed weakness throughout 2013, but has improved in the first nine months of 2014 which we believe will continue throughout the remainder of 2014 and into 2015.

The European commercial vehicle market improved in the first nine months of 2014 which is expected to continue throughout the remainder of 2014 and into 2015 which will have a favorable impact on our Electronics segment.

Our PST segment revenues decreased in the first nine months of 2014 compared to 2013 due to a weakened Brazilian economy. The International Monetary Fund (IMF) forecasts the Brazil gross domestic product to grow only 0.3% in 2014 and 1.4% in 2015, a decrease from 2.5% in 2013. Also, the Brazil automotive industry has been weak throughout 2014. As there is significant uncertainty regarding the timing and magnitude of the Brazilian economy and automotive industry recovery, PST has and will continue to realign its cost structure to mitigate the impact on earnings of possible continued lower product demand for the remainder of 2014 and the first half of 2015.

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

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

					Dollar
					increase /
Three months ended September 30	2014		2013		(decrease)
Net sales	$170,338	100.0%	$161,556	100.0%	$8,782
Costs and expenses:
Cost of goods sold	120,788	70.9	111,827	69.2	8,961
Selling, general and administrative	41,593	24.4	37,127	23.0	4,466
Goodwill impairment	(5,802)	(3.4)	-	-	(5,802)
Operating income	13,759	8.1	12,602	7.8	1,157
Interest expense, net	5,057	3.0	4,495	2.8	562
Equity in earnings of investee	(205)	(0.1)	(99)	(0.1)	(106)
Loss on early extinguishment of debt	920	0.5	-	-	920
Other expense (income), net	23	-	(47)	-	70
Income before income taxes from
continuing operations	7,964	4.7	8,253	5.1	(289)
Provision (benefit) for income taxes from
continuing operations	(1,174)	(0.7)	794	0.5	(1,968)
Income from continuing operations	9,138	5.4	7,459	4.6	1,679
Discontinued operations:
Loss from discontinued operations,
net of tax	(1,560)	(0.9)	(1,946)	(1.2)	386
Loss on disposal, net of tax	(6,548)	(3.9)	-	-	(6,548)
Loss from discontinued operations	(8,108)	(4.8)	(1,946)	(1.2)	(6,162)
Net income	1,030	0.6	5,513	3.4	(4,483)
Net income attributable to
noncontrolling interest	1,160	0.7	466	0.3	694
Net income (loss) attributable to
Stoneridge, Inc.	$(130)	(0.1)%	$5,047	3.1%	$(5,177)

Net Sales. Net sales for our reportable segments, excluding inter-segment sales, are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Three months ended September 30	2014		2013		(decrease)	(decrease)
Control Devices	$78,358	46.0%	$73,061	45.2%	$5,297	7.3%
Electronics	54,951	32.3	44,869	27.8	10,082	22.5%
PST	37,029	21.7	43,626	27.0	(6,597)	(15.1)%
Total net sales	$170,338	100.0%	$161,556	100.0%	$8,782	5.4%

Our Control Devices segment net sales increased primarily due to higher volume in our North American automotive and commercial vehicle markets of $3.3 million and $0.6 million, respectively, during the third quarter of 2014 when compared to the third quarter of 2013.

Our Electronics segment net sales increased primarily due to an increase in sales of our North American and European commercial vehicle products of $6.8 million and $5.5 million, respectively, resulting from higher volume including post-disposition sales to the Wiring business acquired by Motherson of $5.2 million and new product sales for the third quarter of 2014 compared to the third quarter of 2013, which were partially offset by an unfavorable change in foreign currency translation of $2.0 million.

Our PST segment net sales decreased primarily due to lower product volume in its aftermarket, audio and OEM channels.

Net sales by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Three months ended September 30	2014		2013		(decrease)	(decrease)
North America	$86,744	50.9%	$76,251	47.2%	$10,493	13.8%
South America	37,029	21.7	43,626	27.0	(6,597)	(15.1)%
Europe and Other	46,565	27.4	41,679	25.8	4,886	11.7%
Total net sales	$170,338	100.0%	$161,556	100.0%	$8,782	5.4%

The North American geographic location consists of the results of our operations in the United States and Mexico.

The increase in North American net sales was primarily attributable to increased sales volume in our North American commercial vehicle and automotive markets of $7.3 million and $3.2 million, respectively. Our decrease in net sales in South America was primarily due to lower PST product sales volume. Our increase in net sales in Europe and Other was primarily due to increased sales of European commercial vehicle market products of $5.5 million, partially offset by an unfavorable change in foreign currency translation.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased by 8.0% primarily due to higher sales volume in our Electronics and Control Devices segments as well as higher material costs. Our material cost as a percentage of net sales increased to 49.8% for the third quarter of 2014 compared to 47.3% for the third quarter of 2013. As a result, our gross margin decreased to 29.1% for the third quarter of 2014 compared to 30.8% for the third quarter of 2013. The higher material costs and lower gross margin were primarily due to an unfavorable mix of products sold as well as unfavorable changes in foreign currency translation.

Our Control Devices segment gross margin increased due to the benefit of increased sales volume as well as lower labor costs.

Our Electronics segment gross margin decreased despite higher sales volume due to an unfavorable change in mix of products sold and higher material costs resulting from the volatility of certain foreign exchange rates.

Our PST segment gross margin declined due to lower sales volume, an unfavorable mix of products sold and an increase in labor costs including business realignment charges of $0.4 million.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased by $4.5 million for the third quarter of 2014 compared to the prior year third quarter due to higher sales, general and administrative costs and design and development costs of $3.3 million and $1.2 million, respectively. Sales, general and administrative costs increased due to higher wages and employee benefits which included business realignment costs in our PST segment of $0.5 million. Sales, general and administrative costs also increased due to higher performance-based compensation and legal costs, which were partially offset by lower selling costs in our PST segment. Design and development costs increased due to higher product development costs in our Controls Devices segment and lower cost reimbursements in our Electronics segment.

Goodwill Impairment.  In the second quarter of 2014, the Company recorded its best estimate of the “step two” goodwill impairment related to PST segment. The impairment was the result of weakening of both the Brazilian economy and automotive market resulting in lower projected revenue growth. Based on the Company’s “step two” analysis completed during the third quarter of 2014, the previously recorded goodwill impairment estimate of $29.3 million was reduced to the final amount of $23.5 million resulting in income of $5.8 million for the quarter ended September 30, 2014. This non-cash impairment charge is more fully described in Note 4 to our condensed consolidated financial statements.

Operating Income (Loss). Operating income (loss) is summarized in the following table by continuing reportable segment (in thousands):

			Dollar	Percent
			increase /	increase /
Three months ended September 30	2014	2013	(decrease)	(decrease)
Control Devices	$10,000	$8,362	$1,638	19.6%
Electronics	4,370	5,563	(1,193)	(21.4)%
PST	4,467	2,497	1,970	78.9%
Unallocated corporate	(5,078)	(3,820)	(1,258)	(32.9)%
Operating income	$13,759	$12,602	$1,157	9.2%

Our Control Devices segment operating income increased due to the increase in sales and lower labor costs, partially offset by higher SG&A personnel and legal costs as well as higher design and development costs.

Our Electronics segment operating income decreased as the increase in sales was more than offset by higher design and development costs as well as higher sales, general and administrative costs including higher performance-based compensation and legal costs.

Our PST segment operating income increased due to the favorable goodwill impairment adjustment of $5.8 million. Excluding the benefit of the goodwill impairment adjustment, PST’s operating income decreased by $3.8 million due to a lower sales volume and an increase in labor costs including $0.9 million in business realignment costs.

Operating income by geographic location is summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Three months ended September 30	2014		2013		(decrease)	(decrease)
North America	$6,493	47.2%	$5,593	44.4%	$900	16.1%
South America	4,467	32.5	2,497	19.8	1,970	78.9%
Europe and Other	2,799	20.3	4,512	35.8	(1,713)	(38.0)%
Operating income	$13,759	100.0%	$12,602	100.0%	$1,157	9.2%

North American operating income includes interest expense, net of approximately $4.0 million and $3.9 million for the quarters ended September 30, 2014 and 2013, respectively.

Our North American operating results increased primarily as a result of increased sales in the North American commercial vehicle and automotive markets and lower labor costs which was partially offset by an unfavorable mix of products sold and higher SG&A expenses. The increase in profitability in South America was primarily due to a favorable goodwill impairment adjustment of $5.8 million, which was offset by lower sales volume and an increase in labor costs. Our results in Europe and Other were negatively affected by an unfavorable mix of product sales, unfavorable foreign currency exchange rates and higher SG&A expenses related to our Electronics segment.

Interest Expense, net. Interest expense, net increased by $0.6 million during the third quarter of 2014 when compared to the prior year third quarter primarily due to higher interest on our PST term notes as a result of higher average outstanding loan balances.

Equity in Earnings of Investee. Equity earnings for Minda were $0.2 million and $0.1 million for the three months ended September 30, 2014 and 2013, respectively.

Loss on Early Extinguishment of Debt. The Company recognized debt extinguishment loss of $0.9 million for the three months ended September 30, 2014 due to the redemption of $17.5 million of its senior secured notes and modification of its revolving credit facility.  The specific components of the debt extinguishment loss are described in Note 8 to our condensed consolidated financial statements.

Other Expense (Income), net. We record certain foreign currency transaction and forward currency hedge contract gains and losses as a component of other expense, net on the condensed consolidated statement of operations, the net impact which was not significant for both the three months ended September 30, 2014 and 2013.

Provision (Benefit) for Income Taxes from Continuing Operations. We recognized an income tax provision (benefit) of ($1.2) million and $0.8 million for federal, state and foreign income taxes for the third quarter of 2014 and 2013, respectively. The decrease in the tax provision for the three months ended September 30, 2014 compared to the same period for 2013 was primarily due to the tax benefit recognized on the PST loss, as adjusted for the non-tax deductible goodwill impairment benefit. The decrease in the effective tax rate for the third quarter of 2014 to (14.7)% compared to the same period for 2013 of 9.6% was due to the recognition of a tax benefit on the PST operating loss and the impact of the non-tax deductible goodwill impairment benefit. The decrease in the effective tax rate was partially offset by a reduction in U.S. earnings.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

					Dollar
					increase /
Nine months ended September 30	2014		2013		(decrease)
Net sales	$493,768	100.0%	$490,251	100.0%	$3,517
Costs and expenses:
Cost of goods sold	347,795	70.4	334,939	68.3	12,856
Selling, general and administrative	125,503	25.4	122,467	25.0	3,036
Goodwill impairment	23,498	4.8	-	-	23,498
Operating income (loss)	(3,028)	(0.6)	32,845	6.7	(35,873)
Interest expense, net	15,059	3.0	13,449	2.7	1,610
Equity in earnings of investee	(587)	(0.1)	(396)	(0.1)	(191)
Loss on early extinguishment of debt	920	0.2	-	-	920
Other expense, net	2,268	0.5	492	0.1	1,776
Income (loss) before income taxes from
continuing operations	(20,688)	(4.2)	19,300	4.0	(39,988)
Provision (benefit) for income taxes from
continuing operations	(790)	(0.2)	2,260	0.5	(3,050)
Income (loss) from continuing operations	(19,898)	(4.0)	17,040	3.5	(36,938)
Discontinued operations:
Income (loss) from discontinued
operations, net of tax	86	-	(853)	(0.2)	939
Loss on disposal, net of tax	(7,781)	(1.6)	-	-	(7,781)
Loss from discontinued operations	(7,695)	(1.6)	(853)	(0.2)	(6,842)
Net income (loss)	(27,593)	(5.6)	16,187	3.3	(43,780)
Net income (loss) attributable to
noncontrolling interest	(7,039)	(1.4)	1,260	0.3	(8,299)
Net income (loss) attributable to
Stoneridge, Inc.	$(20,554)	(4.2)%	$14,927	3.0%	$(35,481)

Net Sales. Net sales for our reportable segments, excluding inter-segment sales are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Nine months ended September 30	2014		2013		(decrease)	(decrease)
Control Devices	$232,095	47.0%	$219,408	44.7%	$12,687	5.8%
Electronics	157,808	32.0	138,073	28.2	19,735	14.3%
PST	103,865	21.0	132,770	27.1	(28,905)	(21.8)%
Total net sales	$493,768	100.0%	$490,251	100.0%	$3,517	0.7%

Our Control Devices segment net sales increased due to higher volume primarily in our North American automotive and commercial vehicle markets of $8.6 million and $3.1 million, respectively, during the first nine months of 2014 when compared to the first nine months of 2013.

Our Electronics segment net sales increased primarily due to an increase in sales of our European and North American commercial vehicle products of $14.0 million and $8.0 million, respectively, resulting from higher volume including post-disposition sales to the Wiring business acquired by Motherson of $5.2 million and new product sales for the first nine months of 2014 when compared to the first nine months of 2013, which were partially offset by an unfavorable change in foreign currency translation of $1.8 million.

Our PST segment net sales decreased during the first nine months of 2014 compared to the same period in 2013 due to lower product volume in its aftermarket, audio and OEM channels and an unfavorable change in foreign currency translation which reduced sales by $8.5 million or 6.4%.

Net sales by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Nine months ended September 30	2014		2013		(decrease)	(decrease)
North America	$246,260	49.9%	$227,843	46.5%	$18,417	8.1%
South America	103,865	21.0	132,770	27.1	(28,905)	(21.8)%
Europe and Other	143,643	29.1	129,638	26.4	14,005	10.8%
Total net sales	$493,768	100.0%	$490,251	100.0%	$3,517	0.7%

The increase in North American net sales was primarily attributable to increased sales volume in our North American commercial vehicle and automotive markets of $11.1 million and $8.6 million, respectively. Our decrease in net sales in South America was primarily due to lower PST product sales volume and the negative impact of unfavorable foreign currency translation. Our increase in net sales in Europe and Other was primarily due to increased sales of European commercial vehicle market products of $13.6 million.

Cost of Goods Sold. Cost of goods sold increased by 3.8% primarily due to higher material costs. Our material cost as a percentage of net sales increased to 48.7% for the first nine months of 2014 compared to 46.3% for the first nine months of 2013. As a result, our gross margin declined to 29.6% for the first nine months of 2014 compared to 31.7% for the first nine months of 2013. The higher material costs and lower gross margin were primarily due to an unfavorable mix of products sold as well as an unfavorable change in foreign currency translation.

Our Control Devices segment gross margin increased due to the benefit of increased sales volume as well as lower labor costs.

Our Electronics segment gross margin declined despite an increase in sales due to an unfavorable change in mix of products sold and higher material costs resulting from volatility of certain foreign exchange rates.

Our PST segment gross margin declined due to lower sales volume, an unfavorable change in mix of products sold, an increase in labor costs including $0.9 million in business realignment costs.

Selling, General and Administrative Expenses. SG&A expenses increased by $3.0 million for the first nine months of 2014 compared to the same period in the prior year due to higher design and development costs and sales, general and administrative costs of $2.1 million and $0.9 million, respectively. Design and development costs increased due to higher product development costs in our Controls Devices segment and lower cost reimbursements in our Electronics segment. Sales, general and administrative costs increased due to higher wages and other employee benefits which included business realignment costs in our PST segment of $0.7 million. Sales, general and administrative costs also increased due to higher performance-based compensation and legal costs, which were partially offset by lower selling costs in our PST segment.

Goodwill Impairment. The Company recorded a charge of $23.5 million for the nine months ended September 30, 2014 related to the impairment of PST goodwill.  The impairment was the result of weakening of both the Brazilian economy and automotive market resulting in lower projected revenue growth and to a lesser extent increased competition. This non-cash impairment charge is more fully described in Note 4 to our condensed consolidated financial statements.

Operating Income (Loss). Operating income (loss) is summarized in the following table by reportable segment (in thousands):

			Dollar	Percent
			increase /	increase /
Nine months ended September 30	2014	2013	(decrease)	(decrease)
Control Devices	$27,152	$24,981	$2,171	8.7%
Electronics	14,038	16,092	(2,054)	(12.8)%
PST	(30,057)	5,771	(35,828)	NM
Unallocated corporate	(14,161)	(13,999)	(162)	(1.2)%
Operating income (loss)	$(3,028)	$32,845	$(35,873)	(109.2)%

NM – Not meaningful

Our Control Devices segment operating income increased due to an increase in sales volume and lower labor costs, partially offset by higher design and development and SG&A personnel and legal costs.

Our Electronics segment operating income decreased despite higher sales due to lower gross profit resulting from an unfavorable change in mix of products sold and volatility of certain foreign exchange rates, higher design and development costs and higher sales, general and administrative costs including higher SG&A personnel costs and legal costs.

Our PST segment operating performance decreased due to a goodwill impairment charge of $23.5 million, lower sales volume, an unfavorable change in mix of products sold, increased labor costs including business realignment costs of $1.6 million, which were partially offset by lower other sales, general and administrative costs and design and development costs.

Operating income (loss) by geographic location is summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Nine months ended September 30	2014		2013		(decrease)	(decrease)
North America	$17,956	(593.0)%	$14,282	43.5%	$3,674	25.7%
South America	(30,057)	992.6	5,771	17.6	(35,828)	NM
Europe and Other	9,073	(299.6)	12,792	38.9	(3,719)	(29.1)%
Operating income (loss)	$(3,028)	100.0%	$32,845	100.0%	$(35,873)	(109.2)%

NM – Not meaningful

North American operating income includes interest expense, net of approximately $11.8 million for both the first nine months of 2014 and 2013.

Our North American operating results increased primarily as a result of increased sales in the North American commercial vehicle and automotive markets. The decrease in profitability in South America was primarily due to a PST goodwill impairment charge, lower sales volume, an unfavorable change in mix of products sold, increased labor costs and an unfavorable impact of foreign currency translation. Our results in Europe and Other were negatively affected by an unfavorable mix of product sales and higher SG&A expenses related to our Electronics segment.

Interest Expense, net. Interest expense, net increased by $1.6 million during the first nine months of 2014 when compared to the same period in the prior year primarily due to higher interest on our PST term notes as a result of higher average outstanding loan balances.

Equity in Earnings of Investees. Equity earnings for Minda were $0.6 million and $0.4 million for the nine months ended September 30, 2014 and 2013, respectively.

Loss on Early Extinguishment of Debt. The Company recognized debt extinguishment loss of $0.9 million for the nine months ended September 30, 2014 due to the redemption of $17.5 million of its senior secured notes and modification of its revolving credit facility.   The specific components of the debt extinguishment loss are described in Note 8 to our condensed consolidated financial statements.

Other Expense, net. Other expense, net was $2.3 million for the first nine months of 2014 compared to $0.5 million for the first nine months of 2013. We record certain foreign currency transaction and forward currency hedge contract gains and losses as a component of other expense, net on the condensed consolidated statement of operations. Our results for the first nine months of 2014 and 2013 were unfavorably affected by approximately $2.2 million and $1.1 million, respectively, due to the volatility in certain foreign exchange rates. The majority of the unfavorable foreign currency loss for the first nine months of 2014 was related to the currency fluctuation of the Argentinian peso compared to the Brazilian real related to PST. Also, our PST segment received $0.6 million of income in the first nine months of 2013 associated with deposits at a financial institution which did not recur in 2014.

Provision (Benefit) for Income Taxes from Continuing Operations. We recognized an income tax provision (benefit) of ($0.8) million and $2.3 million for federal, state and foreign income taxes for the first nine months of 2014 and 2013, respectively. The decrease in the tax provision was primarily due to lower income before income taxes in the current period compared to the same period for 2013 primarily due to the tax benefit recognized on the PST loss, as adjusted for the non-tax deductible goodwill impairment charge. The decrease in tax expense was partially offset by discrete tax items related to certain foreign operations recorded during the current period. The decrease in the effective tax rate for the first nine months of 2014 to 3.8% compared to the same period for 2013 of 11.7% was due to the recognition of a tax benefit on the PST operating loss which was offset by the impact of the non-tax deductible PST goodwill impairment as well as the impact of the discrete tax items discussed above.

Liquidity and Capital Resources

Summary of Cash Flows (in thousands):

			Dollar
			increase /
Nine months ended September 30	2014	2013	(decrease)
Net cash provided by (used for):
Operating activities	$(846)	$22,444	$(23,290)
Investing activities	(2,001)	(18,428)	16,427
Financing activities	(16,863)	(2,577)	(14,286)
Effect of exchange rate changes on cash and cash equivalents	(2,165)	63	(2,228)
Net change in cash and cash equivalents	$(21,875)	$1,502	$(23,377)

The decrease in cash provided by operating activities for the first nine months of 2014 compared to the same period in 2013 was primarily due to a decrease in net income excluding the impacts of the non-cash PST goodwill impairment and loss on sale of the Wiring business and higher working capital levels. Our receivable terms and collections rates have remained consistent between periods presented.

The decrease in net cash used for investing activities for the first nine months of 2014 is due to $71.4 million in cash received from the sale of the Wiring business, of which $52.7 million is restricted.

The increase in net cash used for financing activities was primarily due to the repurchase of $17.5 million, or 10.0% of our outstanding senior secured notes.

On October 4, 2010, we issued $175.0 million of senior secured notes with an annual interest rate of 9.5%.  On September 2, 2014, the Company redeemed $17.5 million, or 10.0%, of the senior secured notes at a price of 103.0% of the principal amount. On October 15, 2014, the Company redeemed the remaining outstanding notes with a face value of $157.5 million at 104.75% of the principal amount.

On October 4, 2010, we entered into a fixed-to-variable interest rate swap agreement (the “Swap”) with a notional amount of $45.0 million. The Swap was designated as a fair value hedge of the fixed interest rate obligation under our $175.0 million 9.5% senior secured notes due October 15, 2017. We pay variable interest equal to the six-month LIBOR plus 7.19% and we receive a fixed interest rate of 9.5% under the Swap. On October 23, 2014, in conjunction with the redemption of the remaining outstanding senior secured notes, the Company terminated the interest rate swap agreement prior to maturity.

As outlined in Note 8 to our condensed consolidated financial statements, our new revolving credit facility (the “Credit Facility”) permits borrowing up to a maximum level of $300.0 million. This facility provides us with lower borrowing rates and allows us the flexibility to refinance other outstanding debt. At September 30, 2014 and December 31, 2013, there were no borrowings outstanding. The Credit Facility also has an accordion feature which allows the Company to increase the availability by up to $80,000 upon the satisfaction of certain conditions. The available borrowing capacity on our Credit Facility is based on eligible current assets, as defined. The Credit Facility contains certain financial covenants that require the Company to maintain less than a maximum leverage ratio and more than a minimum interest coverage ratio. The Credit Facility also contains affirmative and negative covenants and events of default that are customary for credit arrangements of this type including covenants which place restrictions and/or limitations on the Company’s ability to borrow money, make capital expenditures and pay dividends. The Company was in compliance with all covenants at September 30, 2014. The covenants included in our Credit Facility to date have not and are not expected to limit our financing flexibility.

PST maintains several short-term and long-term loans used for working capital purposes. At September 30, 2014, there was $26.5 million outstanding on the PST term loans.  The PST loans at September 30, 2014 mature as follows: $15.5 million in 2014, $2.2 million in 2015, $4.4 million in 2016, $2.4 million in 2017 and approximately $1.0 million annually in 2018 and 2019.

The Company's wholly owned subsidiary located in Stockholm, Sweden, has an overdraft credit line which allows overdrafts on the subsidiary's bank account up to a maximum level of 20.0 million Swedish krona, or $2.8 million, at September 30, 2014. At September 30, 2014, there were no overdrafts on the bank account.

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

Our future results could also be adversely affected by unfavorable foreign currency exchange rates. We have significant foreign denominated transaction exposure in certain locations, especially in Brazil, Argentina, Mexico and Sweden. We have entered into foreign currency forward contracts and maintain Mexican peso- and euro-denominated cash balances to reduce our exposure related to foreign currency fluctuations. Our future results could also be unfavorably affected by increased commodity prices, including copper as commodity fluctuations impact the cost of our raw material purchases.

At September 30, 2014, we had a cash and cash equivalents balance of approximately $41.0 million, of which $25.2 million was held domestically and $15.8 million was held in foreign locations. The decrease from $62.8 million at December 31, 2013 was due to an increase in working capital levels. The Company had restricted cash at September 30, 2014 of $52.7 million related to proceeds from the sale of the Wiring business, which were used to redeem the remaining senior secured notes outstanding on October 15, 2014.

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

Forward-Looking Statements

Portions of this report contain “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, our directors or officers with respect to, among other things, our (i) future product and facility expansion, (ii) acquisition or divestiture strategy, (iii) investments and new product development, and (iv) growth opportunities related to awarded business. Forward-looking statements may be identified by the words “will,” “may,” “should,” “designed to,” “believes,” “plans,” “projects,” “intends,” “expects,” “estimates,” “anticipates,” “continue,” and similar words and expressions. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other factors:

▪	the reduced purchases, loss or bankruptcy of a major customer;

▪	the costs and timing of facility closures, business realignment, or similar actions;

▪	a significant change in automotive, commercial, motorcycle, off-highway and agricultural vehicle production;

▪	competitive market conditions and resulting effects on sales and pricing;

▪	the impact on changes in foreign currency exchange rates on sales, costs and results, particularly the Brazilian real, Argentinian peso, Mexican peso, Swedish krona and euro;

▪	our ability to achieve cost reductions that offset or exceed certain customer-mandated selling price reductions;

▪	a significant change in general economic conditions in any of the various countries in which we operate;

▪	labor disruptions at our facilities or at any of our significant customers or suppliers;

▪	the ability of our suppliers to supply us with parts and components at competitive prices on a timely basis;

▪	the amount of our indebtedness and the restrictive covenants contained in the agreements governing our indebtedness, including our credit facility;

▪	customer acceptance of new products;

▪	capital availability or costs, including changes in interest rates or market perceptions;

▪	the failure to achieve the successful integration of any acquired company or business; and

▪	those items described in Part I, Item IA (“Risk Factors”) of the Company's 2013 Form 10-K.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2014, an evaluation was performed under the supervision and with the participation of the Company's management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the PEO and PFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three months ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to repurchases of Common Shares made by us during the three months ended September 30, 2014. These shares were delivered to us by employees as payment for the withholding taxes due upon vesting of restricted share awards:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
7/1/14-7/31/14	9,176	$10.935	N/A	N/A
8/1/14-8/31/14	-	-	N/A	N/A
9/1/14-9/30/14	-	-	N/A	N/A
Total	9,176

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

STONERIDGE, INC.

Date: November 10, 2014	/s/ John C. Corey
John C. Corey President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2014	/s/ George E. Strickler
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

