Form 10-K
period 2014-12-31
STONERIDGE INC
filed 2015-03-13
CIK 1043337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes ☒ No

As of June 30, 2014, the aggregate market value of the registrant’s Common Shares held by non-affiliates of the registrant was approximately $278.3 million. The closing price of the Common Shares on June 30, 2014 as reported on the New York Stock Exchange was $10.72 per share. As of June 30, 2014, the number of Common Shares outstanding was 28,243,997.

The number of Common Shares outstanding as of February 28, 2015 was 27,970,905.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2015, into Part III, Items 10, 11, 12, 13 and 14.

101	XBRL Exhibits:
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

i

PART I

Item 1. Business.

Overview

Founded in 1965, Stoneridge, Inc. (the “Company”) is a global designer and manufacturer of highly engineered electrical and electronic components, modules and systems for the automotive, commercial, motorcycle, off-highway and agricultural vehicle markets. Our products and systems are critical elements in the management of mechanical and electrical systems to improve overall vehicle performance, convenience and monitoring in areas such as emissions control, fuel efficiency, safety, security and infotainment. Our extensive footprint encompasses 25 locations in 12 countries and enables us to supply global and regional automotive, commercial, motorcycle, off-highway and agricultural vehicle manufacturers around the world.

Our custom-engineered products and systems are used to activate equipment and accessories, monitor and display vehicle performance and control, distribute electrical power and signals and provide vehicle security and convenience. Our product offerings consist of (i) sensors, (ii) application-specific actuators, switches and valves (iii) vehicle and driver information systems, (iv) vehicle management electronics, (v) power and switch distribution modules and telematics, (vi) security alarms and vehicle tracking devices and monitoring services and (vii) convenience accessories. We supply the majority of our products, predominantly on a sole-source basis, to many of the world’s leading commercial vehicle and automotive original equipment manufacturers (“OEMs”), and select non-vehicle OEMs, as well as certain commercial vehicle and automotive tier one suppliers. These OEMs are increasingly utilizing electronic technology to comply with more stringent regulations (particularly emissions and safety) and to meet end-user demand for improved vehicle performance and greater convenience. As a result, per-vehicle electronic content has been increasing. Our technology and our partnership-oriented approach to product design and development enables us to develop next-generation products and to excel in the transition from mechanical-based components and systems to electrical and electronic components, modules and systems.

During the second quarter of 2014, the Company entered into an asset purchase agreement to divest its Wiring business including substantially all of its assets and liabilities. The sale was completed on August 1, 2014. The Wiring business is classified as discontinued operations for all periods presented in the Company’s financial statements herein, and therefore is excluded from both continuing operations and segment results for all periods presented. The Wiring business designed and manufactured wiring harness products and assembled instruments panels for sale principally to the commercial, agricultural and off-highway vehicle markets.

Segments and Products

We conduct our business in three reportable segments which are the same as our operating segments: Control Devices, Electronics and PST.

Control Devices. Our Control Devices segment designs and manufactures products that monitor, measure or activate specific functions within a vehicle. This segment includes product lines such as sensors, switches, valves and actuators. Sensor products are employed in major vehicle systems such as the emissions, safety, powertrain, braking, climate control, steering and suspension systems. Switches transmit signals that activate specific functions. Our switch technology is principally used in two capacities, user-activated and hidden. User-activated switches are used by a vehicle’s operator or passengers to manually activate headlights, rear defrosters and other accessories. Hidden switches are not typically visible to vehicle operators or passengers and are engaged to activate or deactivate selected functions as part of normal vehicle operations, such as brake lights. In addition, our Control Devices segment designs and manufactures electromechanical actuator products that enable OEMs to deploy power functions in a vehicle and can be designed to integrate switching and control functions. We sell these products principally to the automotive market as well as the commercial vehicle and agricultural markets.

Electronics. Our Electronics segment designs and manufactures electronic instrument clusters, electronic control units and driver information systems. These products collect, store and display vehicle information such as speed, pressure, maintenance data, trip information, operator performance, temperature, distance traveled and driver messages related to vehicle performance. In addition, power distribution modules and systems regulate, coordinate, monitor and direct the operation of the electrical system within a vehicle. These products use state-of-the-art hardware, software and multiplexing technology and are sold principally to the commercial vehicle market.

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

The following table sets forth for the periods indicated, the percentage of net sales attributable to our reportable segments and product categories for the years ended December 31:

Segment	Product Category	2014	2013	2012
Control Devices	Sensors, switches, valves and actuators	47%	44%	44%
Electronics	Electronic instrumentation and information display products	32%	29%	27%
PST	Security alarms, vehicle tracking devices and monitoring services and convenience accessories	21%	27%	29%

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

The following table sets forth for the periods indicated, the percentage of net sales derived from our principle end markets for the years ended December 31:

Principle End Markets	2014	2013	2012
Automotive	37%	35%	34%
Commercial vehicle	36	33	30
Aftermarket distributors and mass merchandisers	21	27	29
Agricultural and other	6	5	7

For further information related to our reportable segments and financial information about geographic areas, see Note 12 to the consolidated financial statements.

Production Materials

The principal production materials used in the manufacturing process for our reportable segments include: molded plastic components and resins, copper, precious metals and certain electrical components such as printed circuit boards, semiconductors, microprocessors, memory devices, resistors, capacitors, fuses, relays and infotainment devices. We purchase such materials pursuant to both annual contract and spot purchasing methods. Such materials are available from multiple sources, but we generally establish collaborative relationships with a qualified supplier for each of our key production materials in order to lower costs and enhance service and quality. As global demand for our production materials increases, we may have difficulties obtaining adequate production materials from our suppliers to satisfy our customers. Any extended period of time for which we cannot obtain adequate production material or which we experience an increase in the price of production material could materially affect our results of operations and financial condition.

Patents, Trademarks and Intellectual Property

We maintain and have pending various U.S. and foreign patents, trademarks and other rights to intellectual property relating to the reportable segments of our business, which we believe are appropriate to protect the Company's interests in existing products, new inventions, manufacturing processes and product developments. We do not believe any single patent is material to our business, nor would the expiration or invalidity of any patent have a material adverse effect on our business or ability to compete. We are not currently engaged in litigation related to material infringement claims other than one matter related to our Electronics segment which we believe is without merit. See additional details of the alleged patent infringement in Note 10 to the consolidated financial statements.

Industry Cyclicality and Seasonality

The markets for products in our reportable segments have been cyclical. Because these products are used principally in the production of vehicles for the automotive, commercial, motorcycle, off-highway and agricultural vehicle markets, revenues and therefore results of operations, are significantly dependent on the general state of the economy and other factors, like the impact of environmental regulations on our customers, which affect these markets. A decline in automotive, commercial, motorcycle, off-highway and agricultural vehicle production of our principal customers could adversely impact the Company. Seasonality has some impact on the operations of our Electronics and Control Devices segments. The demand for our PST segment consumer products is typically higher in the second half of the year, the fourth quarter in particular.

Customers

We have several customers which account for a significant percentage of our sales. The loss of any significant portion of our sales to these customers, or the loss of a significant customer, would have a material adverse impact on our financial condition and results of operations. We supply numerous different parts to each of our principal customers. Contracts with several of our customers provide for supplying their requirements for a particular model, rather than for manufacturing a specific quantity of products. Such contracts range from one year to the life of the model, which is generally three to seven years. These contracts are subject to potential renegotiation from time to time, which may affect product pricing and generally may be terminated by our customers at any time. Therefore, the loss of a contract for a major model or a significant decrease in demand for certain key models or group of related models sold by any of our major customers could have a material adverse impact on the Company. We may also enter into contracts to supply parts, the introduction of which may then be delayed or cancelled. We also compete to supply products for successor models and are therefore subject to the risk that the customer will not select the Company to produce products on any such model, which could have a material adverse impact on our financial condition and results of operations. In addition, we sell products to other customers that are ultimately sold to our principal customers. Due to the competitive nature of the markets we serve, in the ordinary course of business we face pricing pressures from our customers. In response to these pricing pressures we have been able to effectively manage our production costs by the combination of lowering certain costs and limiting the increase of others, the net impact of which has not been material. However, if we are unable to effectively manage production costs in the future to mitigate future pricing pressures, our results of operations may be adversely affected.

The following table presents our principal customers, as a percentage of net sales:

Years ended December 31	2014	2013	2012
Ford Motor Company	11%	10%	8%
Scania Group	8	8	6
Daimler	6	6	5
General Motors Company	5	6	5
Volvo	5	4	4
Other	65	66	72

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

Control Devices. Our primary competitors include BorgWarner, Inc., Bosch, Continental AG, Delphi Automotive PLC, Denso Corporation, Electricfil, Hella KGaA Hueck & Co., Measurement Specialties, Inc., NTK Technologies, Inc. and Sensata.

Electronics. Our primary competitors include Actia Group, Bosch, Continental AG, Delphi Automotive PLC, Dongfeng Electronics Technology Co., Ltd., Hella KGaA Hueck & Co., Magneti Marelli S.p.A. and Yazaki Corporation.

PST. Our primary competitors include Ceabs, Cerruns, Ituran, JVC/Kenwood Corporation, Lennox, M. Magneti Marelli S.p.A., MultiLaser, Quantum, Olimpus, Pioneer Corporation, Michelin and Sistec.

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

Our development work is largely performed on a decentralized basis. We have engineering and product development departments organized by market. To ensure knowledge sharing among decentralized development efforts, we have instituted a number of mechanisms and practices whereby innovation and best practices are shared. The decentralized product development operations are complimented by technology groups in Canton, Massachusetts; Lexington, Ohio; Stockholm, Sweden; Pune, India; Manaus, Brazil; São Paulo, Brazil; and Shanghai, China.

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

We have invested, and will continue to invest in technology to develop new products for our customers. Product development costs incurred in connection with the development of new products and manufacturing methods, to the extent not recoverable from the customer, are expensed as incurred. Such costs amounted to approximately $41.6 million, $40.4 million and $38.9 million for 2014, 2013 and 2012, respectively, or 6.3%, 6.1% and 6.4% of net sales for these periods.

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

Employees

As of December 31, 2014, we had approximately 4,200 employees, approximately 66% of whom were located outside the United States. Although we have no collective bargaining agreements covering U.S. employees, a significant number of employees located in Brazil, Estonia, France, Mexico, Spain, Sweden, and the United Kingdom either (i) are represented by a union and are covered by a collective bargaining agreement or (ii) are covered by works council or other employment arrangements required by law. We believe that relations with our employees are good.

Equity Investments and Joint Ventures

We make equity investments and form joint ventures in order to achieve several strategic objectives, including (i) diversifying our business by expanding in high-growth regions, (ii) employing complementary design processes, growth technologies and intellectual capital and (iii) realizing cost savings from combined sourcing.

We had a joint venture in Brazil, PST Eletrônica Ltda. (“PST”), which is now a consolidated subsidiary, and have an equity investment in India, Minda Stoneridge Instruments Ltd. (“Minda”), and continue to explore similar business opportunities in other global markets. As of and for the years ended December 31, 2014, 2013 and 2012, our controlling interest in PST was 74% and our interest in Minda was 49%.

We entered into our PST joint venture in October 1997, acquiring a 50% interest. On December 31, 2011, we acquired an additional 24% interest. Prior to the acquisition of the additional interest, PST was accounted for using the equity method of accounting. Subsequent to the acquisition of controlling interest, PST became a consolidated subsidiary of the Company. We entered into our Minda joint venture in August 2004 and increased our investment from 20% to 49% in 2006, this investment is accounted for using the equity method of accounting.

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

Executive Officers of the Company

Each executive officer of the Company serves the Board of Directors at its pleasure. The Board of Directors appoints corporate officers annually. The executive officers for reporting purposes under the Securities and Exchange Act of 1934, as amended, of the Company are as follows:

Name	Age	Position
John C. Corey	67	President, Chief Executive Officer and Director
George E. Strickler	67	Executive Vice President, Chief Financial Officer and Treasurer
Richard P. Adante	68	Vice President of Operations
Thomas A. Beaver	61	Vice President of the Company and President of Global Sales
Sergio de Cerqueira Leite	51	Director President of PST Eletrônica Ltda.
Charles A. Di Staulo	57	Vice President of Human Resources
Peter Kruk	46	President of the Electronics Division
Michael D. Sloan	58	Vice President of the Company and President of the Control Devices Division

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

George E. Strickler, Executive Vice President, Chief Financial Officer and Treasurer. Mr. Strickler has served as Executive Vice President and Chief Financial Officer since joining the Company in January 2006. Mr. Strickler was appointed Treasurer of the Company in February 2007. Prior to his employment with the Company, Mr. Strickler served as Executive Vice President and Chief Financial Officer for Republic Engineered Products, Inc. (“Republic”), from February 2004 to January 2006. Mr. Strickler has served as a director, Vice Chairman of the Board and Chairman of the Audit Committee of TCP International Holdings Ltd., a manufacturer and distributor of energy efficient lighting technologies, since 2014.

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

The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company. The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F. Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Item 1A. Risk Factors.

Our business is cyclical and seasonal in nature and downturns in the automotive, commercial, motorcycle, off-highway and agricultural vehicle markets could reduce the sales and profitability of our business.

The demand for products in our Control Devices and Electronics segments are largely dependent on the domestic and foreign production of automotive, commercial, motorcycle, off-highway and agricultural vehicles. The markets for our products have been cyclical, because new vehicle demand is dependent on, among other things, consumer spending and is tied closely to the overall strength of the economy. Because the majority of our products are used principally in the production of vehicles for the automotive, commercial, motorcycle, off-highway and agricultural vehicle markets, our net sales, and therefore our results of operations, are significantly dependent on the general state of the economy and other factors which affect these markets. A decline in commercial, automotive, agricultural, motorcycle and off-highway vehicle production, or a material decline in market share by our significant customers, could adversely impact our results of operations and financial condition. Also, the demand for our PST segment products are significantly dependent on the general state of the Brazilian economy and automotive market.

In 2014, approximately 79% of our net sales were derived from automotive, commercial, motorcycle, off-highway and agricultural vehicle markets while approximately 21% were derived from aftermarket distributors, mass merchandisers and monitoring services markets.

We have foreign currency translation and transaction risks that may materially adversely affect our operating results, financial condition and liquidity.

The financial position and results of operations of our international subsidiaries are initially recorded in various foreign currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our consolidated financial statements. The strengthening of the U.S. dollar against these foreign currencies ordinarily has a negative effect on our reported sales and operating margin (and conversely, the weakening of the U.S. dollar against these foreign currencies has a positive impact). The volatility of currency exchange rates may materially adversely affect our operating results.

We are subject to risks related to our international operations.

Approximately 50.0% of our net sales in 2014 were derived from sales outside of North America. At December 31, 2014, significant concentrations of net assets outside of North America included $87.0 million in South America and $69.4 million in Europe and Other. Non-current assets outside of North America accounted for approximately 65.1% of our non-current assets as of December 31, 2014. International sales and operations are subject to significant risks, including, among others:

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

We are dependent on several principal customers for a significant percentage of our net sales. In 2014, our top three customers were Ford Motor Company, Scania Group and Daimler which comprised 11%, 8% and 6% of our net sales, respectively. In 2014, our top ten customers accounted for 48% of our net sales. The loss of any significant portion of our sales to these customers would have a material adverse effect on our results of operations and financial condition. The contracts we have entered into with many of our customers provide for supplying the customers’ requirements for a particular model, rather than for manufacturing a specific quantity of products. Such contracts range from one year to the life of the model, which is generally three to seven years. These contracts are subject to renegotiation, which may affect product pricing and generally may be terminated by our customers at any time. Therefore, the loss of a contract for a major model or a significant decrease in demand for certain key models or any group of related models sold by any of our major customers could have a material adverse effect on our results of operations and financial condition by reducing cash flows and our ability to spread costs over a larger revenue base. We also compete to supply products for successor models and are subject to the risk that the customer will not select us to produce products on any such model, which could have a material adverse impact on our business, financial condition or results of operations. In addition, we have significant receivable balances related to these customers and other major customers that would be at risk in the event of their bankruptcy.

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

We require substantial amounts of raw materials and other supplies, and substantially all such materials we require are purchased from outside sources. The availability and prices of raw materials and other supplies may be subject to curtailment or change due to, among other things, new laws or regulations, suppliers’ allocations to other purchasers and interruptions in production by suppliers, weather emergencies, natural disasters, commercial disputes, acts of terrorism or war, changes in exchange rates and worldwide price levels. As demand for raw materials and other supplies increases as a result of a recovering economy, we may have difficulties obtaining adequate raw materials and other supplies from our suppliers to satisfy our customers. At times, we have experienced difficulty obtaining adequate supplies of semiconductors and memory chips for our Control Devices, Electronics and PST segments. In addition, there have been challenges at times in obtaining timely supply of nylon and resins for our Control Devices segment and audio component parts for our PST segment. If we cannot obtain adequate raw materials and other supplies, or if we experience an increase in the price of raw materials and other supplies, our business, financial condition or results of operations could be materially adversely affected.

We use a variety of commodities, including copper, zinc, resins and certain other commodities. Increasing commodity costs could have a negative impact on our results. We have sought to alleviate the effect of increasing costs by including a material pass-through provision in our customer contracts whenever possible, and at times by selectively hedging a portion of our exposure. The inability to pass-through increasing commodity costs or effectively hedge them may have a material adverse effect on our business, financial condition or results of operations.

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

We cannot be certain that we have rights to use all intellectual property used in the conduct of our businesses or that we have complied with the terms of agreements by which we acquire such rights, which could expose us to infringement, misappropriation or other claims alleging violations of third party intellectual property rights. Third parties have asserted and may assert or prosecute infringement claims against us in connection with the services and products that we offer, and we may or may not be able to successfully defend these claims. Litigation, either to enforce our intellectual property rights or to defend against claims regarding intellectual property rights of others, could result in substantial costs and a diversion of our resources. Any such claims and resulting litigation could require us to enter into licensing agreements (if available on acceptable terms or at all), pay damages and cease making or selling certain products and could result in a loss of our intellectual property protection. Moreover, we may need to redesign some of our products to avoid future infringement liability. We also may be required to indemnify customers or other third parties at significant expense in connection with such claims and actions. Any of the foregoing could have a material adverse effect on our business, financial condition or results of operations.

Disruptions in the financial markets could adversely impact the availability and cost of credit which could negatively affect our business.

Our revolving credit facility (the “Credit Facility”) contains a base borrowing level of $300.0 million which can be increased by $80.0 million upon the satisfaction of certain conditions. The Credit Facility is scheduled to expire on September 12, 2019. Disruptions in the financial markets, including the bankruptcy, insolvency or restructuring of certain financial institutions, and the general lack of liquidity may adversely impact the availability and cost of credit. We may be required to refinance the Credit Facility at terms and rates that are less favorable than our current terms and rates, which could adversely affect our business, financial condition or results of operations.

Our debt obligations could limit our flexibility in managing our business and expose us to risks.

As of December 31, 2014, there was $100.0 million in borrowings outstanding on our Credit Facility. In addition, we are permitted under our Credit Facility to incur additional debt, subject to specified limitations. Our leverage and the terms of our indebtedness may have important consequences including the following:

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

Covenants in our Credit Facility may limit our ability to pursue our business strategies.

Our Credit Facility limits our ability to, among other things:

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

The agreement governing our Credit Facility requires us to maintain a maximum leverage ratio of 3.00 to 1.00, and a minimum interest coverage ratio of 3.50 to 1.00 and places a maximum annual limit on capital expenditures. Our ability to comply with these covenants as well as the restrictive covenants under the terms of our indebtedness, may be affected by events beyond our control.

A breach of any of the restrictive covenants under our indebtedness or our inability to comply with the leverage and interest ratio requirements in the Credit Facility could result in a default under the agreement governing the Credit Facility. If a default occurs, the lenders under the Credit Facility could elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable and terminate any commitments they have to provide further borrowings, and the Credit Facility lenders could pursue foreclosure and other remedies against us and our assets.

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

If we cannot make scheduled payments on our debt, we will be in default and, as a result, the lenders under our Credit Facility could terminate their commitments to lend us money and could foreclose on or exercise other remedies against the assets securing the borrowings under our Credit Facility and we could be forced into bankruptcy, liquidation or other insolvency proceedings, which, in each case, could result in a loss in the value of our Common Shares.

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

As of December 31, 2014, we had approximately 4,200 employees, approximately 66% of whom were located outside the United States. Although we have no collective bargaining agreements covering U.S. employees, a significant number of employees located in Brazil, Estonia, France, Mexico, Spain, Sweden and the United Kingdom either (i) are represented by a union and are covered by a collective bargaining agreement or (ii) are covered by works council or other employment arrangements required by law. We cannot assure you that other employees will not be represented by a labor organization in the future or that any of our facilities will not experience a work stoppage or other labor disruption. Any work stoppage or other labor disruption involving our employees, employees of our customers (many of which customers have employees who are represented by unions), or employees of our suppliers could have a material adverse effect on our business, financial condition or results of operations by disrupting our ability to manufacture our products or reducing the demand for our products.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company and its joint venture currently own or lease ten manufacturing facilities that are in use, which together contain approximately 1.0 million square feet of manufacturing space. Of these manufacturing facilities, four are used by our Control Devices reportable segment, three are used by our Electronics reportable segment, two are used by our PST reportable segment and one is used by our equity investment, Minda. The following table provides information regarding our facilities:

	Owned/		Square
Location	Leased	Use	Footage
Control Devices
Lexington, Ohio	Owned	Manufacturing/Division Office	219,612
Juarez, Mexico (A)	Owned	Manufacturing	189,327
Canton, Massachusetts	Owned	Manufacturing	132,560
Suzhou, China (A)	Leased	Manufacturing/Warehouse	64,692
El Paso, Texas (A)	Leased	Warehouse	25,000
Lexington, Ohio	Leased	Warehouse	15,000
Shanghai, China	Leased	Sales Office	5,034
Lexington, Ohio	Leased	Warehouse	2,700
Beijing, China	Leased	Sales Office	129
Electronics
Tallinn, Estonia (B)	Leased	Manufacturing	85,911
Orebro, Sweden	Leased	Manufacturing	77,472
Stockholm, Sweden	Leased	Engineering Office/Division Office	39,600
Dundee, Scotland	Leased	Manufacturing/Sales Office/Engineering Office	32,753
Bayonne, France	Leased	Sales Office/Warehouse	9,655
Lomersheim, Germany	Leased	Sales Office/Warehouse	2,583
Madrid, Spain	Leased	Sales Office/Warehouse	1,545
Rome, Italy	Leased	Sales Office	1,216
PST
Manaus, Brazil	Owned	Manufacturing	102,247
São Paulo, Brazil	Owned	Manufacturing/Engineering Office/Division Office	45,467
Buenos Aires, Argentina	Leased	Sales Office	5,798
Corporate
Novi, Michigan	Leased	Sales Office/Engineering Office	9,400
Warren, Ohio	Owned	Headquarters	7,500
Warren, Ohio	Leased	Data Center	3,020
Stuttgart, Germany	Leased	Sales Office/Engineering Office	1,000
Seoul, South Korea	Leased	Sales Office	330
Joint Venture
Pune, India	Owned	Manufacturing/Engineering Office/Sales Office	80,000

(A) This facility is also used in the Electronics reportable segment.

(B) This facility is also used in the Control Devices reportable segment.

Item 3. Legal Proceedings.

We are involved in certain legal actions and claims arising in the ordinary course of business. Although it is not possible to predict with certainty the outcome of these matters, we do not believe that any of the litigation in which we are currently engaged, either individually or in the aggregate, will have a material adverse effect on our business, consolidated financial position or results of operations. We are subject to a tax assessment in Brazil related to value added taxes on vehicle tracking and monitoring services for which the likelihood of loss is not probable although it may take years to resolve. We are also subject to litigation regarding patent infringement. We are also subject to the risk of exposure to product liability claims in the event that the failure of any of our products causes personal injury or death to users of our products and there can be no assurance that we will not experience any material product liability losses in the future. In addition, if any of our products prove to be defective, we may be required to participate in a government-imposed or customer OEM-instituted recall involving such products. See additional details of these matters in Note 10 to the consolidated financial statements.

Item 4. Mine Safety Disclosure.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our shares are listed on the New York Stock Exchange (“NYSE”) under the symbol “SRI.” As of February 28, 2015, we had 27,970,905 Common Shares, without par value, outstanding which were owned by approximately 300 registered holders, including Common Shares held in the names of brokers and banks (so-called “street name” holdings) who are record holders with approximately 2,200 beneficial owners.

The Company has not historically paid or declared dividends, which are restricted under the Credit Facility on our Common Shares such that we may only pay cash dividends in the future of up to $7.0 million annually if immediately prior to and immediately after the payment is made, no event of default under our Credit Facility shall have occurred. We currently intend to retain our earnings for acquisitions, working capital, capital expenditures, general corporate purposes and reduction in outstanding indebtedness. Accordingly, we do not expect to pay cash dividends in the foreseeable future.

High and low sales prices for our Common Shares for each quarter ended during 2014 and 2013 are as follows:

	Quarter Ended	High	Low
2014	March 31	$12.83	$9.49
	June 30	$11.62	$8.68
	September 30	$13.07	$10.40
	December 31	$13.40	$10.46
2013	March 31	$8.05	$5.25
	June 30	$12.27	$6.59
	September 30	$13.63	$10.75
	December 31	$13.51	$10.83

There were no repurchases of Common Shares made by us during the years ended December 31, 2014 or 2013, other than the repurchase of Common Shares to satisfy employee tax withholdings.

Performance Graph

Set forth below is a line graph comparing the cumulative total return of a hypothetical investment in our Common Shares with the cumulative total return of hypothetical investments in the Morningstar Auto Parts Industry Group Index and the NYSE Composite Index based on the respective market price of each investment as of December 31, 2009, 2010, 2011, 2012, 2013 and 2014 assuming in each case an initial investment of $100 on December 31, 2009, and reinvestment of dividends.

	2009	2010	2011	2012	2013	2014
Stoneridge, Inc.	$100	$175	$94	$57	$142	$143
Morningstar Auto Parts Index	$100	$151	$129	$153	$237	$262
NYSE Composite Index	$100	$114	$110	$128	$161	$172

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

Years ended December 31	2014 (A)	2013 (A)	2012 (A)	2011 (A)	2010 (B)
	(in thousands, except per share data)
Statement of Operations Data:
Net sales:
Control Devices	$309,738	$294,020	$271,765	$262,935	$240,894
Electronics	249,304	230,946	216,053	238,537	179,895
PST	139,780	178,532	180,410	-	-
Eliminations	(38,243)	(44,012)	(55,762)	(61,648)	(43,779)
Total net sales	$660,579	$659,486	$612,466	$439,824	$377,010

Gross profit	$190,874	$205,955	$185,267	$121,289	$105,576

Operating income (loss)
Control Devices	$35,387	$32,331	$20,945	$22,851	$21,716
Electronics	17,444	20,732	15,851	21,304	9,200
PST - consolidated (A) (D)	(59,587)	7,211	583	-	-
Unallocated Corporate	(19,067)	(17,871)	(17,474)	(20,620)	(18,730)
Total operating income (loss)	$(25,823)	$42,403	$19,905	$23,535	$12,186

Equity in earnings of investees (A)	$815	$476	$760	$10,034	$10,346

Income (loss) before income taxes from continuing operations	$(53,060)	$23,326	$(3,810)	$80,663	$1,392

Income (loss) from continuing operations (E)	$(51,204)	$20,529	$(3,777)	$55,349	$2,906

Income (loss) from discontinued operations (C)	(9,387)	(4,021)	7,525	(9,812)	8,440

Net income (loss)	(60,591)	16,508	3,748	45,537	11,346

Net income (loss) attributable to noncontrolling interest	(13,483)	1,377	(1,613)	(3,820)	(184)

Net income (loss) attributable to Stoneridge, Inc.	$(47,108)	$15,131	$5,361	$49,357	$11,530

Basic earnings (loss) per share from continuing operations attributable to Stoneridge, Inc.	$(1.40)	$0.72	$(0.08)	$2.45	$0.13
Diluted earnings (loss) per share from continuing operations attributable to Stoneridge, Inc.	$(1.40)	$0.70	$(0.08)	$2.40	$0.13

Basic earnings (loss) per share attributable to discontinued operations	$(0.35)	$(0.15)	$0.28	$(0.41)	$0.35
Diluted earnings (loss) per share attributable to discontinued operations	$(0.35)	$(0.14)	$0.28	$(0.40)	$0.34

Basic earnings (loss) per share attributable to Stoneridge, Inc.	$(1.75)	$0.57	$0.20	$2.04	$0.48
Diluted earnings (loss) per share attributable to Stoneridge, Inc.	$(1.75)	$0.56	$0.20	$2.00	$0.47

Other Continuing Operations Data:
Design and development	$41,609	$40,372	$38,945	$29,115	$30,358
Capital expenditures	$23,516	$21,576	$22,909	$16,550	$12,078
Depreciation and amortization (F)	$27,105	$29,286	$29,405	$14,643	$15,126

Balance Sheet Data (as of December 31):
Working capital	$125,197	$215,880	$157,585	$131,534	$137,193
Total assets	$398,751	$588,322	$592,691	$695,495	$386,736
Long-term debt, net of current portion	$110,651	$185,045	$181,311	$183,711	$167,903
Shareholders' equity	$113,806	$188,534	$193,834	$180,639	$91,219

(A)	The acquisition of a controlling interest in PST occurred on December 31, 2011. PST’s balance sheet is reflected in the consolidated balance sheet at December 31, 2014, 2013, 2012 and 2011. The Company recognized a one-time non-cash pre-tax gain on previously held equity interest of $65,372 related to the PST acquisition of controlling interest in 2011. The equity in earnings related to PST was $8,805 and $9,490 for the years ended December 31, 2011 and 2010, respectively.

(B)	Stoneridge Pollak Limited (“SPL”) was placed into administration during the year ended December 31, 2010. As a result, in 2010 a gain was recognized within the Electronics reportable segment of $32,512 and losses within other corporate activities and within the Control Devices reportable segment of $32,039 and $473, respectively.

(C)	The Company sold its Wiring business during the year ended December 31, 2014. As such, for all periods presented the Company reported this business as discontinued operations in the Company’s consolidated financial statements.

(D)	The Company recorded a goodwill impairment of $51,458 related to PST during the year ended December 31, 2014.

(E)	The Company recorded a loss on extinguishment of debt of $10,607 related to the redemption of the 9.5% senior secured notes during the year ended December 31, 2014.

(F)	These amounts represent depreciation and amortization on fixed and certain finite-lived intangible assets.

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

During the second quarter of 2014 we entered into an asset purchase agreement to divest our Wiring business, which designed and manufactured wiring harness products and assembled instrument panels principally for the commercial, agricultural and off-highway vehicle markets. On August 1, 2014, we completed the sale of substantially all of the assets and liabilities of the Wiring business. As a result of the sale, this business is classified as discontinued operations in our consolidated financial statements and no discussion and analysis of financial condition and results of operations is provided herein.

Overview

The Company had a loss from continuing operations attributable to Stoneridge, Inc. of $(37.7) million, or $(1.40) per diluted share and a loss from discontinued operations attributable to Stoneridge, Inc. of $(9.4) million, or $(0.35) per diluted share resulting in a net loss attributable to Stoneridge, Inc. of $(47.1) million, or $(1.75) per diluted share for the year ended December 31, 2014.

Loss from continuing operations attributable to Stoneridge. Inc. of $(37.7) million, or $(1.40) per diluted share for the year ended December 31, 2014 decreased by $56.9 million, or $2.10 per diluted share from income from continuing operations of $19.2 million, or $0.70 per diluted share for the year ended December 31, 2013 primarily due to a goodwill impairment charge of $40.2 million (net of $11.3 million attributable to noncontrolling interest) related to our PST segment and loss on extinguishment of debt of $10.6 million, which had an aggregate negative impact of $50.8 million, or $1.89 per share attributable to Stoneridge, Inc.

The Company recorded goodwill impairment related to our PST segment during 2014 based on a significant decrease in our future sales and earnings growth expectations resulting from lower forecasted growth in the Brazilian economy and automotive market and a decline in PST’s operating performance in 2014. Also, the Company redeemed all $175.0 million of the 9.5% senior notes at a premium of $8.0 million in the late third and early fourth quarter of 2014 resulting in a debt extinguishment net loss of $10.6 million. The senior notes were redeemed using borrowings under our amended revolving credit facility (the “Credit Facility”), proceeds from the Wiring business sale and existing cash.

Net sales increased by $1.1 million, or 0.2%, primarily due to higher sales in our Electronics and Control Devices segments totaling $39.8 million during 2014 compared to 2013 which were substantially offset by lower product sales volume and unfavorable foreign currency translation totaling $38.7 million at our PST segment.

Loss from discontinued operations related to the Wiring business was $(9.4) million, or $(0.35) per diluted share for the year ended December 31, 2014, a $5.4 million, or $0.21 per diluted share increase from loss from discontinued operations of $(4.0) million, or $(0.14) per diluted share for 2013. The increase was primarily due to the after-tax loss on disposal of the Wiring business of $(8.6) million.

At December 31, 2014 and 2013, we had cash and cash equivalents of $43.0 million and $62.8 million, respectively. The decrease during 2014 was primarily due to the fact that cash was used to partially fund the redemption of the 9.5% senior secured notes. At December 31, 2014 we had $100.0 million in borrowings outstanding on our Credit Facility.

Outlook

The North American automotive vehicle market production is forecasted to be in the range of 17.0 million to 17.4 million units in 2015, which is an increase from the 17.0 million units produced in 2014. The improvement in the North American automotive vehicle market and sales of new products had a favorable effect on our Control Devices segment’s results during 2014 which we expect will continue into 2015.

The North American commercial vehicle market improved in 2014, which is forecasted to continue in 2015 and is expected to have a favorable impact on our Control Devices and Electronics segments.

While the European commercial vehicle market declined in 2014, it is forecasted to have modest improvement in 2015 which is expected to have a favorable impact on our Electronics segment.

Our PST segment revenues and operating performance declined in 2014 compared to 2013 due to a significant weakening of the Brazilian economy and automotive market. The International Monetary Fund (IMF) forecasts the Brazil gross domestic product to grow only 0.3% and 1.5% in 2015 and 2016, respectively. Based on the decline in PST’s sales and operating performance in 2014 and lower forecasted growth of the Brazilian economy, PST’s sales and earnings growth expectations have been significantly reduced. Since there is significant uncertainty regarding the timing and magnitude of the recovery in the Brazilian economy and automotive market, PST will continue to realign its cost structure to mitigate the impact on earnings of possible continued weakened product demand and unfavorable foreign currency exchange rates in 2015.

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

Year Ended December 31, 2014 Compared To Year Ended December 31, 2013

Consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

					Dollar
					increase /
Years ended December 31		2014		2013	(decrease)
Net sales	$660,579	100.0%	$659,486	100.0%	$1,093
Costs and expenses:
Cost of goods sold	469,705	71.1	453,531	68.8	16,174
Selling, general and administrative	123,630	18.7	123,180	18.7	450
Design and development	41,609	6.3	40,372	6.1	1,237
Goodwill impairment	51,458	7.8	-	-	51,458

Operating income (loss)	(25,823)	(3.9)	42,403	6.4	(68,226)
Interest expense, net	16,880	2.6	18,096	2.7	(1,216)
Equity in earnings of investee	(815)	(0.1)	(476)	(0.1)	(339)
Loss on early extinguishment of debt	10,607	1.6	-	-	10,607
Other expense, net	565	0.1	1,457	0.3	(892)
Income (loss) before income taxes from continuing operations	(53,060)	(8.1)	23,326	3.5	(76,386)
Provision (benefit) for income taxes from continuing operations	(1,856)	(0.3)	2,797	0.4	(4,653)
Income (loss) from continuing operations	(51,204)	(7.8)	20,529	3.1	(71,733)
Discontinued operations:
Income (loss) from discontinued operations, net of tax	(811)	(0.1)	(4,021)	(0.6)	3,210
Loss on disposal, net of tax	(8,576)	(1.3)	-	-	(8,576)
Loss from discontinued operations	(9,387)	(1.4)	(4,021)	(0.6)	(5,366)

Net income (loss)	(60,591)	(9.2)	16,508	2.5	(77,099)
Net income (loss) attributable to noncontrolling interest	(13,483)	(2.0)	1,377	0.2	(14,860)
Net income (loss) attributable to Stoneridge, Inc.	$(47,108)	(7.2)%	$15,131	2.3%	$(62,239)

Net Sales. Net sales for our reportable segments, excluding inter-segment sales are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Years ended December 31		2014		2013	(decrease)	(decrease)
Control Devices	$306,658	46.4%	$291,145	44.1%	$15,513	5.3%
Electronics	214,141	32.4	189,809	28.8	24,332	12.8%
PST	139,780	21.2	178,532	27.1	(38,752)	(21.7)%
Total net sales	$660,579	100.0%	$659,486	100.0%	$1,093	0.2%

Our Control Devices segment net sales increased due to higher volume primarily in our North American automotive and commercial vehicle markets of $13.6 million and $2.7 million, respectively, during 2014 when compared to 2013.

Our Electronics segment net sales increased primarily due to higher sales of our European and North American commercial vehicle products each of which increased by $15.6 million. This was a result of higher volume including post-disposition sales to the Wiring business acquired by Motherson of $12.2 million and new product sales for 2014 when compared to 2013. These increases were partially offset by an unfavorable change in foreign currency translation which reduced sales by approximately $7.0 million, or 4.0%.

Our PST segment net sales decreased during 2014 compared to the same period in 2013 due to lower product volume in its OEM, audio and aftermarket channels resulting from weakness in the Brazilian economy and automotive market as well as an unfavorable change in foreign currency translation which reduced sales by approximately $12.7 million, or 7.1%.

Net sales by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Years ended December 31		2014		2013	(decrease)	(decrease)
North America	$330,516	50.0%	$301,592	45.7%	$28,924	9.6%
South America	139,780	21.2	178,532	27.1	(38,752)	(21.7)%
Europe and Other	190,283	28.8	179,362	27.2	10,921	6.1%
Total net sales	$660,579	100.0%	$659,486	100.0%	$1,093	0.2%

The increase in North American net sales was primarily attributable to increased sales volume in our North American commercial vehicle and automotive markets of $18.3 million and $13.6 million, respectively. Our decrease in net sales in South America was primarily due to lower PST product sales volume and the negative impact of unfavorable foreign currency translation. Our increase in net sales in Europe and Other was primarily due to increased sales of European commercial vehicle market products of $15.6 million, partially offset by an unfavorable change in foreign currency translation.

Cost of Goods Sold and Gross Margin.  Cost of goods sold increased by 3.6% primarily due to higher material costs. Our material cost as a percentage of net sales increased to 49.2% for 2014 compared to 46.7% for 2013. As a result, our gross margin declined to 28.9% for 2014 compared to 31.2% for 2013. Material costs increased and gross margin declined primarily due to an unfavorable change in foreign currency exchange rates and an unfavorable mix of products sold in our Electronics and PST segments.

Our Control Devices segment gross margin increased slightly due to the benefit of increased sales volume and labor efficiencies.

Our Electronics segment gross margin declined despite an increase in sales due to higher material costs resulting from an unfavorable change in certain foreign currency exchange rates and an unfavorable change in mix of products sold.

Our PST segment gross margin declined due to lower sales volume, higher material costs due to an unfavorable change in foreign currency exchange rates and an unfavorable change in mix of products sold as well as an increase in labor costs which included $0.9 million in business realignment costs.

Selling, General and Administrative (“SG&A”). SG&A expenses increased by $0.5 million for 2014 compared to 2013 due to higher wages and other employee benefits which included business realignment costs in our PST segment of $0.5 million, and higher performance-based compensation, product liability and intellectual property defense costs, which were partially offset by lower SG&A costs in our PST segment as a result of lower sales commissions, foreign currency translation and the implementation of cost savings measures.

Design and Development. Design and development costs increased by $1.2 million due to higher product development costs in our Controls Devices segment and lower cost reimbursements in our Electronics segment, which were partially offset by lower product development costs in our PST segment.

Goodwill Impairment. A goodwill impairment of $51.5 million was recorded for the year ended December 31, 2014 related to our PST segment.  The impairment was due to lower future sales and earnings growth projections resulting from significant weakening of the Brazilian economy and automotive market. This non-cash impairment is more fully described in Note 2 to our consolidated financial statements.

Operating Income (Loss). Operating income (loss) is summarized in the following table by reportable segment (in thousands):

			Dollar	Percent
			increase /	increase /
Years ended December 31	2014	2013	(decrease)	(decrease)
Control Devices	$35,387	$32,331	$3,056	9.5%
Electronics	17,444	20,732	(3,288)	(15.9)%
PST	(59,587)	7,211	(66,798)	NM
Unallocated corporate	(19,067)	(17,871)	(1,196)	(6.7)%
Operating income (loss)	$(25,823)	$42,403	$(68,226)	(160.9)%

NM – not meaningful

Our Control Devices segment operating income increased due to an increase in sales volume and labor efficiencies, which were partially offset by higher design and development, SG&A personnel and product liability defense costs.

Our Electronics segment operating income decreased despite higher sales due to higher material costs resulting from an unfavorable change in certain foreign exchange rates and an unfavorable change in mix of products sold. Also, operating income decreased as a result of higher design and development, SG&A personnel and intellectual property defense costs.

Our PST segment operating performance decreased due to a goodwill impairment charge of $51.5 million, lower sales volume, higher material costs due to an unfavorable change in foreign currency exchange rates and mix of products sold as well as increased labor costs including business realignment costs of $1.6 million, which were partially offset by lower other sales, general and administrative costs and design and development costs resulting from cost reduction measures implemented.

Unallocated corporate operating loss increased primarily due to higher performance-based compensation.

Operating income (loss) by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Years ended December 31		2014		2013	(decrease)	(decrease)
North America	$22,779	(88.3)%	$18,538	43.7%	$4,241	22.9%
South America	(59,587)	230.8	7,211	17.0	(66,798)	NM
Europe and Other	10,985	(42.5)	16,654	39.3	(5,669)	(34.0)%
Operating income (loss)	$(25,823)	100.0%	$42,403	100.0%	$(68,226)	(160.9)%

North American operating income includes interest expense, net of approximately $13.1 million and $15.9 million for the years ended December 31, 2014 and 2013, respectively.

Our North American operating results increased primarily as a result of increased sales in the North American commercial vehicle and automotive markets. The decrease in profitability in South America was primarily due to a PST goodwill impairment charge, lower sales volume, an unfavorable change in mix of products sold, increased labor costs and an unfavorable impact of foreign exchange rates. Our results in Europe and Other were negatively affected by higher material costs from an unfavorable change in foreign currency exchange rates and an unfavorable mix of product sales and higher SG&A expenses substantially all of which related to our Electronics segment.

Interest Expense, net. Interest expense, net decreased by $1.2 million, or 6.7% during 2014 when compared to 2013 primarily due to a lower average debt balance outstanding and a lower weighted-average interest rate. We redeemed our $175.0 million 9.5% senior secured notes in September and October 2014 using borrowings of $100.0 million on our Credit Facility (which bore annual interest of approximately 1.7% in the fourth quarter of 2014), proceeds from the sale of the Wiring business and existing cash.

Equity in Earnings of Investee. Equity earnings for Minda increased to $0.8 million from $0.5 million in 2013 primarily due to higher sales, which were partially offset by unfavorable changes in foreign currency translation.

Other Expense, net. Other expense, net was $0.6 million for 2014 compared to $1.5 million for 2013. We record certain foreign currency transaction and forward currency hedge contract gains and losses as a component of other expense, net on the consolidated statement of operations. Our results for 2014 and 2013 were unfavorably affected by approximately $1.2 million and $2.1 million, respectively, due to the volatility in certain foreign exchange rates. The majority of the unfavorable foreign currency loss for 2014 relates to the currency fluctuation of the Argentinian peso compared to the Brazilian real in our PST segment. The unfavorable foreign currency losses were partially offset by the gain of $0.4 million in 2014 on the termination of our interest rate swap and income of $0.6 million received in 2013 by our PST segment associated with deposits at a financial institution.

Provision (Benefit) for Income Taxes. We recognized an income tax provision (benefit) of $(1.9) million and $2.8 million for federal, state and foreign income taxes for 2014 and 2013, respectively. We continue to assert that it is more-likely-than-not that our U.S. and certain foreign deferred tax assets will not be realized, and therefore we provide a valuation allowance offsetting those deferred tax assets. The decrease in tax expense for 2014 compared to 2013 was predominantly due to the tax benefit recognized on the loss incurred by PST, as adjusted for the non-tax deductible goodwill impairment charge. The decrease in the tax expense was partially offset by a discrete tax item related to our foreign operations recorded during the current period. The decrease in the effective tax rate for 2014 to (3.5)% compared to 2013 of 12.0% was due to the 2014 recognition of a tax benefit on the PST operating loss which was offset by the impact of the non-tax deductible PST goodwill impairment charge and the discrete tax item discussed above.

Year Ended December 31, 2013 Compared To Year Ended December 31, 2012

Consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

					Dollar
					increase /
Years ended December 31		2013		2012	(decrease)
Net sales	$659,486	100.0%	$612,466	100.0%	$47,020
Costs and expenses:
Cost of goods sold	453,531	68.8	427,199	69.8	26,332
Selling, general and administrative	123,180	18.7	126,417	20.6	(3,237)
Design and development	40,372	6.1	38,945	6.4	1,427

Operating income	42,403	6.4	19,905	3.2	22,498
Interest expense, net	18,096	2.7	19,869	3.2	(1,773)
Equity in earnings of investee	(476)	(0.1)	(760)	(0.1)	284
Other expense, net	1,457	0.3	4,606	0.7	(3,149)
Income (loss) before income taxes from continuing operations	23,326	3.5	(3,810)	(0.6)	27,136
Provision (benefit) for income taxes from continuing operations	2,797	0.4	(33)	-	2,830
Income (loss) from continuing operations	20,529	3.1	(3,777)	(0.6)	24,306
Income (loss) from discontinued operations, net of tax	(4,021)	(0.6)	7,525	1.2	(11,546)
Net income	16,508	2.5	3,748	0.6	12,760
Net income (loss) attributable to noncontrolling interest	1,377	0.2	(1,613)	(0.3)	2,990
Net income attributable to Stoneridge, Inc.	$15,131	2.3%	$5,361	0.9%	$9,770

Net Sales. Net sales for our reportable segments, excluding inter-segment sales are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Years ended December 31		2013		2012	(decrease)	(decrease)
Control Devices	$291,145	44.1%	$267,860	43.7%	$23,285	8.7%
Electronics	189,809	28.8	164,196	26.8	25,613	15.6%
PST	178,532	27.1	180,410	29.5	(1,878)	(1.0)%
Total net sales	$659,486	100.0%	$612,466	100.0%	$47,020	7.7%

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

Our PST segment net sales decreased slightly from 2012 despite a 9.9% increase in net sales in local currency (Brazilian Real) due to an unfavorable foreign currency translation of approximately $19.7 million, or 10.9%.

Net sales by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Years ended December 31		2013		2012	(decrease)	(decrease)
North America	$301,592	45.7%	$277,850	45.3%	$23,742	8.5%
South America	178,532	27.1	180,410	29.5	(1,878)	(1.0)%
Europe and Other	179,362	27.2	154,206	25.2	25,156	16.3%
Total net sales	$659,486	100.0%	$612,466	100.0%	$47,020	7.7%

The North American geographic location consists of the results of our operations in the United States and Mexico.

The increase in North American net sales was primarily attributable to higher North American automotive vehicle sales of $23.9 million. Our decrease in net sales in South America was primarily due to an unfavorable foreign currency translation which more than offset the sales volume increase. Our increase in net sales in Europe and Other was primarily due to increased sales of European commercial vehicle market products of $25.3 million.

Cost of Goods Sold and Gross Margin.  Cost of goods sold increased by 6.2% primarily due to a 7.7% increase in sales. Costs of goods sold during 2012 was unfavorably affected as a result of a $3.2 million inventory purchase accounting fair value adjustment and $0.7 million in business realignment charges related to PST, neither of which recurred in 2013. Our material cost as a percentage of net sales remained consistent at 46.7% for both 2013 and 2012. Our gross margin increased to 31.2% for 2013 from 30.2% in 2012.

Our Control Devices segment gross margin increased due to a 8.7% increase in net sales and a favorable change in mix of products sold. In addition, material costs were favorably impacted by lower component costs.

Our Electronics segment gross margin increased primarily due to a 15.6% increase in net sales and a favorable change in mix of products sold.

Our PST segment gross margin improved despite a 1.0% decrease in net sales due to cost savings realized from a business realignment initiative that occurred in the second quarter of 2012. PST gross margin also improved due to a $3.2 million inventory purchase accounting adjustment and $0.7 million of business realignment charges in 2012, neither of which recurred in 2013, but were offset by higher component costs in 2013 as a result of an unfavorable change in foreign currency exchange rates.

Selling, General and Administrative Expenses. SG&A expenses decreased by $3.2 million during 2013 compared to 2012 primarily due to lower employee benefit costs, commissions and professional fees. In 2012, the Company incurred professional fees associated with the acquisition of controlling interest in PST and integration thereof. Our PST segment benefited in 2013 from the business realignment activities described below.

In response to a change in customer demand, the PST segment incurred business realignment charges of $1.6 million for the year ended December 31, 2012, of which $0.6 million and $0.7 million was recorded in SG&A expenses and cost of goods sold, respectively, with the remainder recorded in design and development expense. The charges consist primarily of severance costs related to workforce reductions.

There were no significant restructuring or business realignment charges related to the Control Devices or Electronics reportable segments during the years ended December 31, 2013 or 2012.

Design and Development. Design and development costs increased by $1.4 million during 2013 due to lower cost reimbursements in our Electronics segment and higher product development costs in our Controls Devices segment, which was partially offset by lower product development costs in our PST segment.

Operating Income (Loss). Operating income (loss) is summarized in the following table by continuing reportable segment (in thousands):

			Dollar	Percent
			increase /	increase /
Years ended December 31	2013	2012	(decrease)	(decrease)
Control Devices	$32,331	$20,945	$11,386	54.4%
Electronics	20,732	15,851	4,881	30.8%
PST	7,211	583	6,628	1,136.9%
Unallocated corporate	(17,871)	(17,474)	(397)	(2.3)%
Operating Income	$42,403	$19,905	$22,498	113.0%

Our Control Devices segment operating income increased due to higher sales, a favorable change in mix of products sold and lower component costs.

Our Electronics segment operating income increased due to higher sales and favorable change in mix of products sold.

Our PST segment operating income increased despite the slight decline in sales in U.S. dollars due to lower operating costs, primarily SG&A expenses associated with the business realignment initiative that occurred in mid-2012. PST operating income was negatively impacted in 2012 by a $3.2 million inventory purchase accounting adjustment and $1.6 million in business realignment charges, neither of which recurred in 2013, but were partially offset by higher component costs in 2013.

The decrease in operating income from corporate activities is primarily related to higher net corporate costs.

Operating income by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Years ended December 31		2013		2012	(decrease)	(decrease)
North America	$18,538	43.7%	$11,210	56.3%	$7,328	65.4%
South America	7,211	17.0	583	2.9	6,628	1,136.9%
Europe and Other	16,654	39.3	8,112	40.8	8,542	105.3%
Operating income	$42,403	100.0%	$19,905	100.0%	$22,498	113.0%

North American operating income includes interest expense, net of approximately $15.9 million for each of the years ended December 31, 2013 and 2012, respectively.

Our North American results increased primarily as a result of higher sales in our North American automotive vehicle market during 2013 as compared to 2012. The increase in operating income in South America was primarily due to higher sales in local currency, lower operating costs associated with the business realignment initiative that occurred in mid-2012, lower cost of sales related to an inventory purchase accounting adjustment and business realignment charges in 2012. Our operating income in Europe and Other were favorably affected by our increased European commercial vehicle market sales during 2013.

Interest Expense, net. Interest expense, net decreased by $1.8 million during 2013 when compared to 2012 primarily from reduced interest on our PST term notes and revolving credit facilities due to lower average outstanding loan balances.

Equity in Earnings of Investee. Equity earnings for Minda decreased by $0.3 million to $0.5 million for the year ended December 31, 2013 compared to $0.8 million for the year ended December 31, 2012 due to lower sales and an unfavorable change in foreign exchange rates.

Other Expense, net. Other expense, net was $1.5 million for 2013 compared to $4.6 million for 2012. We record certain foreign currency transaction and forward currency hedge contract gains and losses as a component of other expense, net on the consolidated statements of operations. Our results for the years ended December 31, 2013 and 2012 were unfavorably affected by $2.1 million and $4.0 million, respectively, due to the volatility in certain foreign exchange rates, primarily the Brazilian real. Most of the unfavorable foreign currency loss during 2012 was related to the translation of PST’s U.S. dollar-denominated debt, the balance of which decreased in 2013. Also, our PST segment received $0.6 million of income in 2013 associated with deposits at a financial institution.

Provision for Income Taxes. We recognized an income tax provision of $2.8 million and $0.0 million for federal, state and foreign income taxes for 2013 and 2012, respectively. We have continued to assert that it is more-likely-than-not that our U.S. and certain foreign deferred tax assets will not be realized, and therefore we provide a valuation allowance offsetting those deferred tax assets. The increase in tax expense for 2013 compared to 2012 was related to the improved financial performance of our Swedish and Brazilian operations. The results of our U.S. operations do not impact tax expense due to the valuation allowance. However, the income or loss of our U.S. operations does impact the effective tax rate. The effective tax rate for 2013 increased to 12.0% from (0.8)% in 2012 primarily due to the improvement of our Swedish and Brazilian operations as well as the decline in the financial performance of our U.S. operations.

Liquidity and Capital Resources

Summary of Cash Flows for the years ended December 31, 2014 and 2013 (in thousands):

			Dollar
			increase /
	2014	2013	(decrease)
Net cash provided by (used for):
Operating activities	$19,815	$43,684	$(23,869)
Investing activities	45,720	(25,237)	70,957
Financing activities	(82,058)	(503)	(81,555)
Effect of exchange rate changes on cash and cash equivalents	(3,281)	326	(3,607)
Net change in cash and cash equivalents	$(19,804)	$18,270	$(38,074)

The decrease in cash provided by operating activities for the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily due to higher working capital levels as well as a $6.5 million decrease in net income excluding the impacts of the non-cash PST goodwill impairment and losses on the sale of the Wiring business and early extinguishment of debt. Our receivable terms and collections rates have remained consistent between periods presented.

The increase in net cash provided by investing activities for 2014 was due to $71.4 million in cash received from the sale of the Wiring business, which was partially offset by a $0.6 million increase in capital expenditures.

The increase in net cash used for financing activities for 2014 was due to the redemption of our senior secured notes including redemption premium totaling $183.0 million, which was partially offset by net borrowings on our Credit Facility and other debt of $100.0 million and $4.5 million, respectively.

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

The decrease in cash provided by operating activities for the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily due to maintaining higher working capital levels at our PST and our former Wiring segments which were attributable to planned production increases which offset a $12.8 million increase in net income. Our receivable terms and collections rates have remained consistent between periods presented.  These uses of cash were partially offset by increases in accounts payable and accrued expenses of $16.8 million and $2.7 million, respectively, during 2013 compared to 2012.

The decrease in net cash used for investing activities for 2013 was due to a $19.8 million payment made in conjunction with the acquisition of a controlling interest in PST during 2012.

The decrease in net cash used for financing activities was primarily due to lower principal payments made on the asset-based Credit Facility and PST term loans.

Summary of Future Cash Flows

The following table summarizes our future cash outflows resulting from financial contracts and commitments, as of December 31, 2014 (in thousands):

		Less than			After
	Total	1 year	2-3 years	4-5 years	5 years
Revolving Credit Facility	$100,000	$-	$-	$100,000	$-
Debt	30,306	19,655	6,882	2,836	933
Operating leases	18,633	2,879	5,295	4,114	6,345
Total contractual obligations	$148,939	$22,534	$12,177	$106,950	$7,278

Management will continue to focus on minimizing its weighted-average cost of capital and believes that cash flows from operations and the availability of funds from our Credit Facility will provide sufficient liquidity to meet our future growth and operating needs.

As outlined in Note 4 to our condensed consolidated financial statements, our Credit Facility permits borrowing up to a maximum level of $300.0 million which includes an accordion feature which allows the Company to increase the availability by up to $80.0 million upon the satisfaction of certain conditions. This variable rate facility provides us with lower borrowing rates than the 9.5% senior secured notes redeemed in 2014 and provides the flexibility to refinance other outstanding debt or finance acquisitions through September 2019. The Credit Facility contains certain financial covenants that require the Company to maintain less than a maximum leverage ratio and more than a minimum interest coverage ratio. The Credit Facility also contains affirmative and negative covenants and events of default that are customary for credit arrangements of this type including covenants which place restrictions and/or limitations on the Company’s ability to borrow money, make capital expenditures and pay dividends. The Credit Facility had an outstanding balance of $100.0 million at December 31, 2014. The Company was in compliance with all covenants at December 31, 2014. The covenants included in our Credit Facility to date have not and are not expected to limit our financing flexibility.

PST maintains several short-term obligations and long-term loans used for working capital purposes. At December 31, 2014, there was $28.0 million outstanding on the PST term loans.  The PST loans at December 31, 2014 mature as follows: $17.4 million in 2015, $4.2 million in 2016, $2.7 million in 2017, $1.4 million annually in 2018 and 2019, $0.4 million in 2020 and $0.5 million in 2021.

The term loan for our Suzhou, China subsidiary is in the amount of 9.0 million Chinese yuan and matures in April 2015. The U.S. dollar equivalent outstanding loan balance was $1.5 million at December 31, 2014. The Suzhou note is included on the consolidated balance sheets as a component of current portion of long-term debt. Interest is payable quarterly at 120.0% of the one-year lending rate published by The People's Bank of China.

The Company's wholly owned subsidiary located in Stockholm, Sweden, has an overdraft credit line which allows overdrafts on the subsidiary's bank account up to a maximum level of 20.0 million Swedish krona, or $2.6 million, at December 31, 2014. At December 31, 2014, there were no overdrafts on the bank account.

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

Our future results could also be adversely affected by unfavorable foreign currency exchange rates. We have significant foreign denominated transaction exposure in certain locations, especially in Brazil, Argentina, Mexico, Sweden and Estonia. We have entered into foreign currency forward contracts to reduce our exposure related to certain foreign currency fluctuations. Our future results could also be unfavorably affected by increased commodity prices as commodity fluctuations impact the cost of our raw material purchases.

At December 31, 2014, we had a cash and cash equivalents balance of approximately $43.0 million, of which $17.4 million was held in the United States and $25.6 million was held in foreign locations. The decrease from $62.8 million at December 31, 2013 was primarily due to the use of cash to redeem the 9.5% senior secured notes in October 2014.

Commitments and Contingencies

See Note 10 to the consolidated financial statements for disclosures of the Company’s commitments and contingencies.

Seasonality

Our Control Devices and Electronics segments are not typically materially affected by seasonality, however the demand for our PST segment consumer products is typically higher in the second half of the year, the fourth quarter in particular.

Inflation and International Presence

Given the current economic climate and recent fluctuations in certain commodity prices, we believe that an increase in such items could significantly affect our profitability. Furthermore, by operating internationally, we are affected by foreign currency exchange rates and the economic conditions of certain countries. See Note 9 to the consolidated financial statements for additional details on the Company’s commodity price and foreign currency exchange rate risks.

Off-balance Sheet Arrangements

At December 31, 2014, we do not have any off-balance sheet arrangements that have, or are, in the opinion of management, reasonably likely to have, a current or future material effect on our financial condition or results of operations.

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

Our critical accounting policies, those most important to the financial presentation and those that are the most complex, subjective or require significant judgment, are as follows.

Revenue Recognition and Sales Commitments. We recognize revenues from the sale of products, net of actual and estimated returns of products sold based on historical authorized returns, at the point of passage of title, which is either at the time of shipment or upon customer receipt based on the terms of the sale. We often enter into agreements with our customers at the beginning of a given vehicle’s expected production life. Once such agreements are entered into, it is our obligation to fulfill the customers’ purchasing requirements for the entire production life of the vehicle. These agreements are subject to potential renegotiation from time to time, which may affect product pricing. In certain limited instances, we may be committed under existing agreements to supply products to our customers at selling prices which are not sufficient to cover the direct cost to produce such products. In such situations, we recognize losses immediately. These agreements generally may also be terminated by our customers at any time.

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

Inventory Valuation. Inventories are valued at the lower of cost or market using the FIFO method for our Electronics and Control Devices segments and average cost method for our PST segment. Where appropriate, standard cost systems are utilized for purposes of determining cost and the standards are adjusted as necessary to approximate actual costs. Estimates of the lower of cost or market value of inventory are determined based upon current economic conditions, historical sales quantities and patterns and, in some cases, the specific risk of loss on specifically identified inventories. We adjust our excess and obsolescence reserve at least on a quarterly basis.  Excess inventories are quantities of items that exceed anticipated sales or usage for a reasonable period.  We have guidelines for calculating provisions for excess inventories based on the number of months of inventories on hand compared to anticipated sales or usage.

Goodwill. Goodwill is tested for impairment at least annually on October 1 and whenever events or changes in circumstances provide an indicator of potential impairment. The valuation methodologies employed by the Company use subjective measures including forward looking financial information and discount rates that directly impact the resulting fair values used to test the Company’s reporting units for impairment.

We conducted our annual goodwill impairment test for our majority owned subsidiary, PST Eletrônica Ltda. (“PST”) on October 1, 2013 and did so without a need to expand the impairment test to “step two” of ASC 350 as PST’s calculated fair value exceeded its carrying value by approximately 10% and no indicators of impairment were identified as disclosed in the Company’s 2013 Form 10-K.

During the second quarter of 2014, however, indicators of potential impairment required us to conduct an interim impairment test. Those indicators included a decline in recent operating results and lower growth expectations primarily due to the weakening of the Brazilian economy and automotive market. In accordance with ASC 350, the Company completed “step one” of the impairment analysis and concluded that, as of June 30, 2014, the fair value of the PST reportable segment was below its carrying value, including goodwill. As a result, “step two” of the impairment test was initiated in accordance with ASC 350. Due to its time intensive nature, the “step two” analysis was not completed until the third quarter ended September 30, 2014. In accordance with ASC 350, the Company recorded its best estimate of $29.3 million as a non-cash goodwill impairment charge (of which $6.4 million was attributable to noncontrolling interest) as of June 30, 2014 which was included in the Company’s consolidated statements of operations. Based on the completed “step two” analysis in the third quarter of 2014, the final goodwill impairment as of June 30, 2014 was $23.5 million (of which $5.2 million was attributable to noncontrolling interest). As such, we recorded an adjustment to reduce the goodwill impairment by $5.8 million (of which $1.3 million was attributable to noncontrolling interest) as of September 30, 2014 which was included in our consolidated statements of operations for the three months ended September 30, 2014.

In the fourth quarter of 2014, we conducted our annual goodwill impairment test for PST and completed “step one” of the impairment test concluding that as of October 1, 2014 the fair value of the PST reportable segment was less than its carrying value, including goodwill. PST’s fair value decreased further due to significantly lower sales and earnings growth expectations which were a result of lower forecasted growth in the Brazilian economy and automotive markets and further forecasted decline in foreign currency exchange rates thereby increasing PST’s material costs. Based on the completed “step two” analysis, a goodwill impairment charge of $28.0 million (of which $6.1 million was attributable to noncontrolling interest) was recorded which represented all of the remaining PST goodwill.

The fair value measurement of the reporting unit under the “step one” analysis and the “step two” analysis (a non-recurring fair value measure) in their entirety are classified as Level 3 inputs. The estimates and assumptions underlying the fair value calculations used in our impairment test are uncertain by their nature and can vary significantly from actual results. Factors that management must estimate include, but are not limited to, industry and market conditions, sales volume and pricing, raw material costs, capital expenditures, working capital changes, cost of capital, debt-equity mix and tax rates. The estimates and assumptions that most significantly affect the fair value calculation are sales volume and the associated cash flow assumptions, market growth and weighted average cost of capital. The estimates and assumptions used in the estimate of fair value are consistent with those the Company uses in its internal planning.

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

Due to the impairment of the PST goodwill in 2014, we performed an evaluation of PST’s long-lived assets and concluded that there was no impairment resulting from the lower forecasted undiscounted future cash flows.

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

During the fourth quarter of 2008, the Company concluded that it was no longer more-likely-than-not that we would realize our U.S. deferred tax assets. As a result we provided a full valuation allowance, net of certain future reversing taxable temporary differences, with respect to our U.S. deferred tax assets. We intend to continue to maintain a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, as a result of the sale of the Wiring business and debt refinancing during the second half of 2014 and anticipated future earnings, we believe that there may be a reasonable possibility that sufficient positive evidence could develop within the next 12 months that may allow us to reach a conclusion that some or all of the valuation allowance on our U.S. deferred tax assets will no longer be needed. Reversal of some or all of the U.S. valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the reversal is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

We consider the financial reporting basis in excess of tax basis, which includes unremitted earnings, of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our specific plans for investment in those non-U.S. subsidiaries. Therefore, we have not recorded a deferred tax liability. Specifically with respect to unremitted earnings and the impact of those earnings on the amount of the financial reporting basis in excess of tax basis, if in the future we cannot support that the earnings are indefinitely invested outside the United States, we would need to adjust our income tax provision in the period we determined that the earnings will no longer be indefinitely invested outside the United States (see Note 5).

Recently Issued Accounting Standards Not Yet Adopted

In January 2015, the Financial Accounting Standards Board ("FASB") issued accounting standard update (“ASU”) 2015 – 01 “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20)” that eliminates the concept of extraordinary items and their segregation from the results of ordinary operations and expands presentation and disclosure guidance to include items that are both unusual in nature and occur infrequently. The new accounting standard is effective for fiscal years beginning after December 15, 2015.  The Company will adopt as of January 1, 2016.  The new accounting standard is not expected to have a material impact on our consolidated financial statements or disclosures.

In June 2014, the FASB issued ASU 2014 – 12 “Stock Compensation - Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” that requires performance targets that could be achieved after the requisite service period be treated as performance conditions that affect the vesting of the award.  The new accounting standard is effective for fiscal years beginning after December 15, 2015. The Company will adopt as of January 1, 2016. We do not expect this standard to have an impact on our consolidated financial statements or financial statement disclosures.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is the new comprehensive revenue recognition standard that will supersede existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. To achieve this principle, an entity identifies the contract with a customer, identifies the separate performance obligations in the contract, determines the transaction price, allocates the transaction price to the separate performance obligations and recognizes revenue when each separate performance obligation is satisfied. This ASU is effective for annual and interim periods beginning on or after December 15, 2016, and early adoption is not permitted.  As such, the Company will adopt this standard in the first quarter of 2017.  We are currently evaluating the impact of adopting this standard on its consolidated financial statements.

Recently Adopted Accounting Standards

In April 2014, the FASB issued accounting standard update (“ASU”) No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)”, which amends the definition of a discontinued operation in Accounting Standards Codification (“ASC”) 205-20 and requires entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued-operations criteria. The new standard changes the definition of a discontinued operation and requires discontinued operations treatment for disposals of a component or group of components that represents a strategic shift that has or will have a major impact on an entity’s operations or financial results. This ASU is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014. Early adoption is permitted. We adopted this ASU in May 2014 and have applied it prospectively to new disposals and new classifications of disposal groups as held for sale including the Wiring business.

In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-11, “Income Taxes (Topic 740)”, which requires entities to present in the financial statements an unrecognized tax benefit, or a portion of an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except to the extent such items are not available or not intended to be used at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position. In such instances, the unrecognized tax benefit is required to be presented in the financial statements as a liability and not be combined with deferred tax assets. This ASU is effective for fiscal years beginning after December 15, 2013. This ASU was adopted on January 1, 2014 which did not have a material impact on our consolidated financial statements.

Forward-Looking Statements

Portions of this report on Form 10-K contain “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, with respect to, among other things, our (i) future product and facility expansion, (ii) acquisition strategy, (iii) investments and new product development, (iv) growth opportunities related to awarded business and (v) operation expectations. Forward-looking statements may be identified by the words “will,” “may,” “should,” “designed to,” “believes,” “plans,” “projects,” “intends,” “expects,” “estimates,” “anticipates,” “continue,” and similar words and expressions. The forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other factors:

•	the reduced purchases, loss or bankruptcy of a major customer;
•	the costs and timing of facility closures, business realignment, or similar actions;
•	a significant change in automotive, commercial, motorcycle, off-highway or agricultural vehicle production;
•	competitive market conditions and resulting effects on sales and pricing;
•	the impact on changes in foreign currency exchange rates on sales, costs and results, particularly the Brazilian real, euro, Argentinian peso, Mexican peso and Swedish krona;
•	our ability to achieve cost reductions that offset or exceed customer-mandated selling price reductions;
•	a significant change in general economic conditions in any of the various countries in which we operate;
•	labor disruptions at our facilities or at any of our significant customers or suppliers;
•	the ability of our suppliers to supply us with parts and components at competitive prices on a timely basis;

•	the amount of our indebtedness and the restrictive covenants contained in the agreements governing our indebtedness, including our Credit Facility;
•	customer acceptance of new products;
•	capital availability or costs, including changes in interest rates or market perceptions;
•	the failure to achieve the successful integration of any acquired company or business; and
•	the items described in Part I, Item IA (“Risk Factors”).

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates

We are exposed to interest rate risk primarily from the effects of changes in interest rates. At December 31, 2014, approximately 76.7% of our outstanding debt was floating-rate and 23.3% was fixed-rate. We estimate that a 1.0% change in the interest costs of our floating-rate debt outstanding as of December 31, 2014 would change interest expense on an annual basis by approximately $1.0 million.

Currency Exchange Rates

In addition to the United States, we have significant operations in Europe, South America and Mexico. As a result we are subject to translation risk because our foreign operations are in local currency (particularly the Brazilian real, Mexican peso, euro and Swedish krona) must be translated into U.S. dollars. As currency exchange rates fluctuate, the translation of our consolidated statements of operations into U.S. dollars affects the comparability of revenues, expenses, operating income, net income and earnings (loss) per share between years.

We use derivative financial instruments, including foreign currency forward contracts, to mitigate our exposure to fluctuations in foreign currency exchange rates by reducing the effect of such fluctuations on foreign currency denominated intercompany transactions, inventory purchases and other foreign currency exposures.

As discussed in detail in Note 9 to our consolidated financial statements, we have entered into foreign currency forward contracts the purpose of which is to reduce exposure related to the Company’s euro-denominated receivables as well as to reduce exposure to future Mexican peso-denominated purchases and U.S. dollar purchases by our non-U.S. dollar functional currency European business units. These foreign currency contracts expire throughout 2015. We estimate that a 10.0% unidirectional change in currency exchange rates would result in a change in fair value at December 31, 2014 by approximately $3.0 million. It is important to note that the change in fair value of the foreign currency forward contacts would be partially offset by changes in the underlying exposures being hedged.

We estimate that a 10.0% unidirectional change in currency exchange rates relative to the U.S dollar would have changed our pre-tax income for the year ended December 31, 2014 by approximately $7.5 million.

Commodity Price Risk

The competitive marketplace in which we operate may limit our ability to recover increased costs through higher prices. As such, we are subject to market risk with respect to commodity price fluctuations principally related to our purchases of purchase of copper, zinc, resins and certain other commodities through a combination of fixed price agreements, staggered short-term contract maturities and commercial negotiations with our suppliers and customers. In the future, if we believe that the terms of a fixed price agreement become beneficial to us, we will enter into another such instrument. We have sought to alleviate the effect of increasing commodity costs by including a material pass-through provision in our customer contracts whenever possible. We may also consider pursuing alternative commodities or alternative suppliers to mitigate this risk over a period of time. The volatility in certain commodity costs negatively affected our operating results.

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Stoneridge, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Stoneridge, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), cash flows and shareholders' equity for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule included in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stoneridge, Inc. and Subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stoneridge, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 13, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio

March 13, 2015

CONSOLIDATED BALANCE SHEETS

As of December 31 (in thousands)	2014	2013

ASSETS

Current assets:
Cash and cash equivalents	$43,021	$62,825
Accounts receivable, less reserves of $2,017 and $2,625, respectively	105,102	102,449
Inventories, net	71,253	79,528
Prepaid expenses and other current assets	26,135	27,831
Current assets of discontinued operations	-	96,969
Total current assets	245,511	369,602

Long-term assets:
Property, plant and equipment, net	85,311	86,323
Other assets:
Intangible assets, net	56,637	68,498
Goodwill	1,078	54,348
Investments and other long-term assets, net	10,214	9,551
Total long-term assets	153,240	218,720
Total assets	$398,751	$588,322

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of debt	$19,655	$12,187
Accounts payable	58,593	57,471
Accrued expenses and other current liabilities	42,066	47,310
Current liabilities of discontinued operations	-	36,754
Total current liabilities	120,314	153,722

Long-term liabilities:
Revolving credit facility	100,000	-
Long-term debt, net	10,651	185,045
Deferred income taxes	50,006	57,026
Other long-term liabilities	3,974	3,995
Total long-term liabilities	164,631	246,066

Shareholders' equity:
Preferred Shares, without par value, 5,000 shares authorized, none issued	-	-
Common Shares, without par value, 60,000 shares authorized, 28,853 and 28,803 shares issued and 28,221 and 28,483 shares outstanding at December 31, 2014 and 2013, respectively, with no stated value	-	-
Additional paid-in capital	192,892	187,742
Common Shares held in treasury, 632 and 320 shares at December 31, 2014 and 2013, respectively, at cost	(1,284)	(519)
Accumulated deficit	(54,879)	(7,771)
Accumulated other comprehensive loss	(45,473)	(30,458)
Total Stoneridge Inc. shareholders' equity	91,256	148,994
Noncontrolling interest	22,550	39,540
Total shareholders' equity	113,806	188,534
Total liabilities and shareholders' equity	$398,751	$588,322

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, (in thousands, except per share data)	2014	2013	2012

Net sales	$660,579	$659,486	$612,466

Costs and expenses:
Cost of goods sold	469,705	453,531	427,199
Selling, general and administrative	123,630	123,180	126,417
Design and development	41,609	40,372	38,945
Goodwill impairment	51,458	-	-

Operating income (loss)	(25,823)	42,403	19,905
Interest expense, net	16,880	18,096	19,869
Equity in earnings of investee	(815)	(476)	(760)
Loss on early extinguishment of debt	10,607	-	-
Other expense, net	565	1,457	4,606

Income (loss) before income taxes from continuing operations	(53,060)	23,326	(3,810)

Provision (benefit) for income taxes from continuing operations	(1,856)	2,797	(33)

Income (loss) from continuing operations	(51,204)	20,529	(3,777)

Discontinued operations:
Income (loss) from discontinued operations, net of tax	(811)	(4,021)	7,525
Loss on disposal, net of tax	(8,576)	-	-

Income (loss) from discontinued operations	(9,387)	(4,021)	7,525

Net income (loss)	(60,591)	16,508	3,748

Net income (loss) attributable to noncontrolling interest	(13,483)	1,377	(1,613)

Net income (loss) attributable to Stoneridge, Inc.	$(47,108)	$15,131	$5,361

Earnings (loss) per share from continuing operations attributable to Stoneridge, Inc.:
Basic	$(1.40)	$0.72	$(0.08)
Diluted	$(1.40)	$0.70	$(0.08)

Earnings (loss) per share attributable to discontinued operations:
Basic	$(0.35)	$(0.15)	$0.28
Diluted	$(0.35)	$(0.14)	$0.28

Earnings (loss) per share attributable to Stoneridge, Inc.:
Basic	$(1.75)	$0.57	$0.20
Diluted	$(1.75)	$0.56	$0.20

Weighted-average shares outstanding:
Basic	26,924	26,671	26,377
Diluted	26,924	27,193	26,377

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years ended December 31 (in thousands)	2014	2013	2012

Net income (loss)	$(60,591)	$16,508	$3,748
Less: Income (loss) attributable to noncontrolling interest	(13,483)	1,377	(1,613)
Net income (loss) attributable to Stoneridge, Inc.	(47,108)	15,131	5,361

Other comprehensive income (loss), net of tax attributable to Stoneridge, Inc.:
Foreign currency translation	(15,268)	(17,925)	(10,502)
Benefit plan liability	141	-	(27)
Unrealized gain (loss) on derivatives	112	(2,251)	9,862
Other comprehensive loss, net of tax attributable to Stoneridge, Inc.	(15,015)	(20,176)	(667)

Comprehensive income (loss) attributable to Stoneridge, Inc.	$(62,123)	$(5,045)	$4,694

The Company has combined comprehensive income (loss) from continuing operations and comprehensive loss from discontinued operations herein.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31 (in thousands)	2014	2013	2012

OPERATING ACTIVITIES:
Net income (loss)	$(60,591)	$16,508	$3,748
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	24,372	28,989	28,519
Amortization, including accretion of debt discount	5,709	6,236	6,802
Deferred income taxes	(3,238)	(3,081)	(2,733)
Earnings of equity method investee	(815)	(476)	(760)
Loss (gain) on sale of fixed assets	110	189	(268)
Share-based compensation expense	5,406	4,974	4,890
Goodwill impairment	51,458	-	-
Loss on disposal of Wiring business, net of tax	8,576	-	-
Loss on early extinguishment of debt	10,607	-	-
Changes in operating assets and liabilities, net of effect of business acquisition:
Accounts receivable, net	(19,400)	4,122	19,466
Inventories, net	3,161	(23,646)	20,995
Prepaid expenses and other	(1,306)	(2,585)	1,772
Accounts payable	524	9,485	(7,282)
Accrued expenses and other	(4,758)	2,969	396
Net cash provided by operating activities	19,815	43,684	75,545

INVESTING ACTIVITIES:
Capital expenditures	(24,754)	(25,344)	(26,352)
Proceeds from sale of fixed assets	110	107	521
Proceeds from sale of Wiring business	71,386	-	-
Business acquisitions	(1,022)	-	(19,779)
Net cash provided by (used for) investing activities	45,720	(25,237)	(45,610)

FINANCING ACTIVITIES:
Revolving credit facility borrowings	100,000	-	21,579
Revolving credit facility payments	-	(1,160)	(59,600)
Extinguishment of senior notes	(175,000)	-	-
Premium related to early extinguishment of senior notes	(8,006)	-	-
Proceeds from issuance of other debt	30,072	25,555	22,146
Repayments of other debt	(25,610)	(24,382)	(48,327)
Noncontrolling interest shareholder distribution	(1,083)	-	-
Other financing costs	(1,666)	-	-
Repurchase of Common Shares to satisfy employee tax withholding	(765)	(516)	(1,273)
Net cash used for financing activities	(82,058)	(503)	(65,475)

Effect of exchange rate changes on cash and cash equivalents	(3,281)	326	1,364
Net change in cash and cash equivalents	(19,804)	18,270	(34,176)
Cash and cash equivalents at beginning of period	62,825	44,555	78,731

Cash and cash equivalents at end of period	$43,021	$62,825	$44,555

Supplemental disclosure of cash flow information:
Cash paid for interest	$20,464	$18,634	$20,317
Cash paid for income taxes, net	$3,054	$6,426	$4,345

Supplemental disclosure of non-cash operating and financing activities:
Change in fair value of interest rate swap	$(793)	$(1,419)	$1,134
Bank payment of vendor payables under short-term debt obligations	$4,758	$-	$-
Issuance of Common Shares for acquisition of additional PST interest	$-	$-	$10,197

The Company has combined cash flows from continuing operations and cash flows from discontinued operations within the operating, investing and financing categories.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands)	Number of Common Shares outstanding	Number of treasury shares	Additional paid-in capital	Common Shares held in treasury	Accumulated deficit	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total shareholders' equity
BALANCE, JANUARY 1, 2012	26,222	875	$170,775	$(1,870)	$(28,263)	$(9,615)	$49,612	$180,639

Net income (loss)	-	-	-	-	5,361	-	(1,613)	3,748
Benefit plan liability adjustments	-	-	-	-	-	(27)	-	(27)
Unrealized gain on derivatives	-	-	-	-	-	9,862	-	9,862
Currency translation adjustments	-	-	-	-	-	(10,502)	(3,918)	(14,420)
Business acquisition	1,294	-	10,197	-	-	-	-	10,197
Issuance of restricted Common Shares	653	(611)	(1,258)	1,258	-	-	-	-
Forfeited restricted Common Shares	(142)	142	-	-	-	-	-	-
Repurchased Common Shares for treasury	(114)	114	-	(1,273)	-	-	-	(1,273)
Share-based compensation	-	-	5,108	-	-	-	-	5,108

BALANCE, DECEMBER 31, 2012	27,913	520	184,822	(1,885)	(22,902)	(10,282)	44,081	193,834

Net income	-	-	-	-	15,131	-	1,377	16,508
Unrealized loss on derivatives	-	-	-	-	-	(2,251)	-	(2,251)
Currency translation adjustments	-	-	-	-	-	(17,925)	(5,706)	(23,631)
PST dividends	-	-	-	-	-	-	(212)	(212)
Issuance of restricted Common Shares	883	(513)	(1,882)	1,882	-	-	-	-
Forfeited restricted Common Shares	(233)	233	-	-	-	-	-	-
Repurchased Common Shares for treasury	(80)	80	-	(516)	-	-	-	(516)
Share-based compensation	-	-	4,802	-	-	-	-	4,802

BALANCE, DECEMBER 31, 2013	28,483	320	187,742	(519)	(7,771)	(30,458)	39,540	188,534

Net loss	-	-	-	-	(47,108)	-	(13,483)	(60,591)
Benefit plan liability adjustments	-	-	-	-	-	141	-	141
Unrealized gain on derivatives	-	-	-	-	-	112	-	112
Currency translation adjustments	-	-	-	-	-	(15,268)	(3,507)	(18,775)
Issuance of restricted Common Shares	50	-	-	-	-	-	-	-
Forfeited restricted Common Shares	(238)	238	-	-	-	-	-	-
Repurchased Common Shares for treasury	(74)	74	-	(765)	-	-	-	(765)
Share-based compensation	-	-	5,150	-	-	-	-	5,150

BALANCE, DECEMBER 31, 2014	28,221	632	$192,892	$(1,284)	$(54,879)	$(45,473)	$22,550	$113,806

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Stoneridge, Inc. and its wholly-owned and majority-owned subsidiaries (collectively, the “Company”). Intercompany transactions and balances have been eliminated in consolidation. The Company analyzes its ownership interests in accordance with Accounting Standards Codification (“ASC”) Topic 810 (Consolidations) to determine whether they are VIE’s and, if so, whether the Company is the primary beneficiary.

The Company’s investment in Minda Stoneridge Instruments Ltd. (“Minda”) at December 31, 2014, 2013 and 2012 was determined to be an unconsolidated entity and was accounted for under the equity method of accounting based on our 49% noncontrolling interest.

On December 31, 2011, the Company completed the acquisition of an additional 24% controlling interest in PST Eletrônica Ltda. (“PST”) increasing its ownership to 74% of the outstanding equity of PST. As a result, PST became a consolidated subsidiary and its results of operations were included in the Company’s consolidated statements of operations, comprehensive income (loss) and cash flows for the years ended December 31, 2014, 2013 and 2012.

During the second quarter of 2014, the Company entered into an asset purchase agreement to divest its Wiring business including substantially all of its assets and liabilities. The sale was completed on August 1, 2014. The Wiring business has been classified as discontinued operations for all periods presented in the consolidated financial statements. Accordingly, the Wiring business is excluded from both continuing operations and segment results for all periods presented. All previously reported financial information has been revised to conform to the current presentation. The Wiring business designed and manufactured wiring harness products and assembled instruments panels for sale principally to the commercial, agricultural and off-highway vehicle markets.

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

Accounts Receivable and Concentration of Credit Risk

Revenues are principally generated from the automotive, commercial, motorcycle, off-highway and agricultural vehicle markets. The Company’s largest customers were Ford Motor Company and Scania Group, primarily related to the Control Devices and Electronics reportable segments, respectively, and accounted for the following percentages of consolidated net sales for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Ford Motor Company	11%	10%	8%
Scania Group	8%	8%	6%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

Accounts receivable are recorded at the invoice price, net of an estimate of allowance for doubtful accounts and other reserves.

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

As of December 31	2014	2013
Raw materials	$41,767	$47,099
Work-in-progress	8,779	10,622
Finished goods	20,707	21,807
Total inventories, net	$71,253	$79,528

Inventory valued using the FIFO method was $34,636 and $33,220 at December 31, 2014 and 2013, respectively. Inventory valued using the average cost method was $36,617 and $46,308 at December 31, 2014 and 2013, respectively.

Pre-production Costs Related to Long-term Supply Arrangements

Engineering, research and development and other design and development costs for products sold on long-term supply arrangements are expensed as incurred unless the Company has a contractual guarantee for reimbursement from the customer. Costs for molds, dies and other tools used to make products sold on long-term supply arrangements for which the Company either has title to the assets or has the noncancelable right to use the assets during the term of the supply arrangement are capitalized in property, plant and equipment and amortized to cost of sales over the shorter of the term of the arrangement or over the estimated useful lives of the assets, typically three to five years. Costs for molds, dies and other tools used to make products sold on long-term supply arrangements for which the Company has a contractual guarantee to a lump sum reimbursement from the customer are capitalized as a component of prepaid expenses and other current assets within the consolidated balance sheets. The amounts recorded related to these pre-production costs as of December 31, 2014 and 2013 were $10,067 and $11,584 respectively.

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

On August 1, 2014, the Company completed the sale of substantially all of the assets and liabilities of its Wiring business to Motherson for $71,386 in cash that consisted of the stated purchase price and estimated working capital on the closing date. The final purchase price is subject to post-closing working capital and other adjustments, which impacts the loss on disposal recorded in discontinued operations. The disputed items regarding the working capital and other adjustments that have not been amicably resolved between the Company and Motherson are being determined by an independent accountant in accordance with the asset purchase agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

The Company recorded a loss on disposal, net of tax of $8,576 for the year ended December 31, 2014 which included the recognition of previously deferred foreign currency translation of $2,734, income tax on the sale of Wiring’s Mexican businesses of $1,621 and transaction costs of $1,384. The loss on disposal increased by $795 from the previously reported amount as of September 30, 2014 primarily due to adjustments related to working capital and other adjustments as well as additional transaction costs.

The Company also entered into short-term transition services agreements with Motherson expected to conclude in the first quarter of 2015 associated with information systems, accounting, administrative, occupancy and support services as well as contract manufacturing and production support in Estonia.

The Company’s Electronics segment had post-disposition sales (August 1, 2014 through December 31, 2014) to the Wiring business acquired by Motherson of $12,230 for the five months ended December 31, 2014. Post-disposition purchases by the Company’s Electronics segment from the Wiring business acquired by Motherson were $269 for the five months ended December 31, 2014.

The following tables display summarized activity in our condensed consolidated statements of operations for discontinued operations during the years ended December 31, 2014, 2013 and 2012, related to the Wiring business.

Years ended December 31	2014 (A)	2013	2012
Net sales	$167,434	$288,344	$326,047
Cost of goods sold (C)	154,787	268,278	286,670
Selling, general and administrative (C)	12,697	22,765	30,553
Interest expense, net	69	250	164
Other expense (income), net	(58)	(357)	289
Income (loss) from operations of discontinued operations before income taxes (C) (D)	(61)	(2,592)	8,371
Income tax provision on discontinued operations	(750)	(1,429)	(845)
Income (loss) from discontinued operations, net of tax	(811)	(4,021)	7,526

Loss on disposal (B)	(6,955)	-	-
Income tax provision on loss on disposal	(1,621)	-	-
Loss on disposal, net of tax	(8,576)	-	-

Income (loss) from discontinued operations	$(9,387)	$(4,021)	$7,526

(A)	The operations of the Wiring business were presented only for the seven months ended July 31, 2014 as the sale was completed on August 1, 2014.

(B)	Included in loss on disposal for the year ended December 31, 2014 were transaction costs of $1,384 and $2,734 in previously deferred foreign currency translation.

(C)	The assets and liabilities of the Wiring business were reclassified as held for sale effective May 26, 2014. Accordingly, depreciation and amortization for the related Wiring assets were not recorded after that date.

(D)	Management fees, which had been reported in the Wiring business in prior periods, of $7,482 and $8,659 for the years ended December 31, 2013 and 2012, respectively, have been excluded as they are not directly attributable to the business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

Years ended December 31	2014	2013	2012
Depreciation and amortization	$2,111	$4,978	$5,054
Capital expenditures	1,238	3,768	3,443

Intercompany sales to Wiring were $17,448, $25,353 and $30,857 for the periods ended July 31, 2014, December 31, 2013 and December 31, 2012, respectively.

Intercompany purchases from Wiring were $4,025, $7,593 and $5,670 for the periods ended July 31, 2014, December 31, 2013 and December 31, 2012, respectively.

The following table displays a summary of the Wiring assets and liabilities of discontinued operations as of December 31, 2013.

Assets
Accounts receivable, less reserves	$31,287
Inventories, net	34,530
Prepaid expenses and other current assets	1,786
Property, plant and equipment, net	24,549
Goodwill	4,173
Intangible assets, net	344
Other assets	300
Current assets of discontinued operations	$96,969

Liabilities
Accounts payable	27,413
Accrued expenses and other current liabilities	9,341
Current liabilities of discontinued operations	$36,754

Total net assets of discontinued operations	$60,215

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and consist of the following:

As of December 31	2014	2013
Land and land improvements	$4,036	$4,236
Buildings and improvements	34,517	35,804
Machinery and equipment	154,204	155,790
Office furniture and fixtures	6,247	7,147
Tooling	67,135	70,050
Information technology	22,132	22,589
Vehicles	65	303
Leasehold improvements	2,207	2,242
Construction in progress	16,933	10,566
Total property, plant, and equipment	307,476	308,727
Less: accumulated depreciation	(222,165)	(222,404)
Property, plant and equipment, net	$85,311	$86,323

Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $22,299, $24,099 and $23,674, respectively. Depreciable lives within each property classification are as follows:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

Due to the impairment of the PST goodwill in 2014, the Company performed an evaluation of PST’s long-lived assets and concluded that there was no impairment resulting from the lower forecasted undiscounted future cash flows.

There we no material impairment charges recorded for long-lived or finite-lived intangible assets in 2014, 2013 or 2012.

Goodwill and Other Intangible Assets

Goodwill

The total purchase price associated with acquisitions is allocated to the acquisition date fair values of identifiable assets acquired and liabilities assumed with the excess purchase price assigned to goodwill. Goodwill is subject to an annual assessment for impairment (or more frequently if impairment indicators arise) by applying a fair value-based test.

The Company recorded goodwill related to the acquisition of controlling interest in PST in 2011, all of which was deemed to be impaired in 2014. The remaining goodwill balance at December 31, 2014 relates to the acquisition of two European aftermarket distributors, which is included within the Electronics segment.

Goodwill and changes in the carrying amount of goodwill by segment for the years then ended December 31, 2014 and 2013 were as follows:

		Control
	Electronics	Devices	PST	Total
Balance at January 1, 2013	$598	$-	$61,610	$62,208
Currency translation	6	-	(7,866)	(7,860)
Balance at December 31, 2013	$604	-	$53,744	$54,348
Acquisition of aftermarket business	664	-	-	664
Goodwill impairment	-	-	(51,458)	(51,458)
Currency translation	(190)	-	(2,286)	(2,476)
Balance at December 31, 2014	$1,078	$-	$-	$1,078

The Company conducted its annual goodwill impairment test for its majority owned subsidiary, PST Eletrônica Ltda. (“PST”) on October 1, 2013 without a need to expand the impairment test to “step two” of ASC 350 as PST’s calculated fair value exceeded its carrying value by approximately 10% and no indicators of impairment were identified as disclosed in the Company’s 2013 Form 10-K.

During the second quarter of 2014, however, indicators of potential impairment required the Company to conduct an interim impairment test. Those indicators included a decline in recent operating results and lower growth expectations primarily due to the weakening of the Brazilian economy and automotive market. In accordance with ASC 350, the Company completed “step one” of the impairment analysis and concluded that, as of June 30, 2014, the fair value of the PST reportable segment was below its carrying value, including goodwill. As a result, “step two” of the impairment test was initiated in accordance with ASC 350. The Company recorded its best estimate of $29,300 as a non-cash goodwill impairment charge (of which $6,436 was attributable to noncontrolling interest) as of June 30, 2014. Based on the Company’s completed “step two” analysis in the third quarter of 2014, the final goodwill impairment as of June 30, 2014 was $23,498 (of which $5,162 was attributable to noncontrolling interest). As such, the Company recorded an adjustment to reduce the goodwill impairment by $5,802 (of which $1,274 was attributable to noncontrolling interest) as of September 30, 2014.

In the fourth quarter of 2014, the Company conducted its annual goodwill impairment test for PST and completed “step one” of the impairment test concluding that as of October 1, 2014 the fair value of the PST reportable segment was less than its carrying value, including goodwill. PST’s fair value decreased further due to significantly lower sales and earnings growth expectations which were a result of lower forecasted growth in the Brazilian economy and automotive market and a forecasted decline in currency exchange rates thereby increasing PST’s material costs. Based on the completed “step two” analysis, a goodwill impairment charge of $27,960 (of which $6,142 was attributable to noncontrolling interest) was recorded in the fourth quarter of 2014 which represented all of the remaining PST goodwill. The aggregate goodwill impairment for the year ended December 31, 2014 was $51,458 (of which $11,304 was attributable to noncontrolling interest).

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

The Company’s accumulated goodwill impairment loss was $300,083 and $248,625 at December 31, 2014 and 2013, respectively. In addition to PST’s 2014 goodwill impairment, the accumulated goodwill impairment loss includes the goodwill impairment recorded by the Company’s Control Devices segment in 2008 and 2004.

Other Intangible Assets

Other intangible assets, net at December 31, 2014 and 2013 consisted of the following:

	Acquisition	Accumulated
As of December 31, 2014	cost	amortization	Net
Customer lists	$33,686	$(6,687)	$26,999
Tradenames	22,224	(3,338)	18,886
Technology	13,327	(2,575)	10,752
Other	50	(50)	-
Total	$69,287	$(12,650)	$56,637

	Acquisition	Accumulated
As of December 31, 2013	cost	amortization	Net
Customer lists	$37,736	$(5,031)	$32,705
Tradenames	25,143	(2,514)	22,629
Technology	15,111	(1,947)	13,164
Other	57	(57)	-
Total	$78,047	$(9,549)	$68,498

Other intangible assets, net at December 31, 2014 include customer lists, tradenames and technology of $26,625, $18,848 and $10,752, respectively, related to the PST segment with the remaining amounts related to the Electronics segment.

The Company recognized $4,784, $5,187 and $5,731 of amortization expense in 2014, 2013 and 2012, respectively. Amortization expense is included as a component of selling, general and administrative on the consolidated statements of operations. Annual amortization expense for intangible assets is estimated to be approximately $4,500 for the years 2015 through 2020. The weighted-average remaining amortization period is approximately 14 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

As of December 31	2014	2013
Compensation related liabilities	$17,431	$19,054
Product warranty and recall obligations	6,397	5,395
Other (A)	18,238	22,861
Total accrued expenses and other current liabilities	$42,066	$47,310

(A)	“Other” is comprised of miscellaneous accruals, none of which contributed a significant portion of the total.

Income Taxes

The Company accounts for income taxes using the liability method. Deferred income taxes reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not to occur. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date.

Deferred tax assets are recognized to the extent that these assets are more likely than not to be realized (See Note 5). In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and results of recent operations. Reversal of some or all of the U.S. valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the reversal is recorded.

The Company's policy is to provide for uncertain tax positions and the related interest and penalties based upon management's assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2014, the Company believes it has appropriately accounted for any unrecognized tax benefits (see Note 5). To the extent the Company prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the Company's effective tax rate in a given financial statement period may be affected.

Currency Translation

The financial statements of foreign subsidiaries, where the local currency is the functional currency, are translated into U.S. dollars using exchange rates in effect at the period end for assets and liabilities and average exchange rates during each reporting period for the results of operations. Adjustments resulting from translation of financial statements are reflected as a component of accumulated other comprehensive loss in the Company’s consolidated balance sheets.

Foreign currency transactions are remeasured into the functional currency using translation rates in effect at the time of the transaction with the resulting adjustments included on the consolidated statements of operations within other expense, net. These foreign currency transaction losses, including the impact of hedging activities, were $1,212, $2,109 and $3,979 for the years ended December 31, 2014, 2013 and 2012, respectively.

Revenue Recognition and Sales Commitments

The Company recognizes revenues from the sale of products, net of actual and estimated returns, at the point of passage of title, which is either at the time of shipment or upon customer receipt based upon the terms of the sale. The Company collects certain taxes and fees on behalf of government agencies and remits such collections on a periodic basis. The taxes are collected from customers but are not included in net sales. Estimated returns are based on historical authorized returns. The Company often enters into agreements with its customers at the beginning of a given vehicle’s expected production life. Once such agreements are entered into, it is the Company’s obligation to fulfill the customers’ purchasing requirements for the entire production life of the vehicle. These agreements are subject to potential renegotiation from time to time, which may affect product pricing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

Shipping and Handling Costs

Shipping and handling costs are included in cost of goods sold on the consolidated statements of operations.

Product Warranty and Recall Reserves

Amounts accrued for product warranty and recall claims are established based on the Company’s best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet dates. These accruals are based on several factors including past experience, production changes, industry developments and various other considerations. The Company can provide no assurances that it will not experience material claims in the future or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued or beyond what the Company may recover from its suppliers. The current portion of the product warranty and recall reserve is included as a component of accrued expenses and other current liabilities on the consolidated balance sheets. Product warranty and recall includes $1,204 and $1,019 of a long-term liability at December 31, 2014 and 2013, respectively, which is included as a component of other long-term liabilities on the consolidated balance sheets.

The following provides a reconciliation of changes in the product warranty and recall reserve:

Years ended December 31	2014	2013
Product warranty and recall at beginning of period	$6,414	$5,651
Accruals for products shipped during period	4,484	4,760
Aggregate changes in pre-existing liabilities due to claim developments	692	2,010
Settlements made during the period	(3,989)	(6,007)
Product warranty and recall at end of period	$7,601	$6,414

Design and Development Costs

Expenses associated with the development of new products and changes to existing products are charged to expense as incurred and are included in the Company’s consolidated statements of operations as a separate component of costs and expenses. These product development costs amounted to $41,609, $40,372 and $38,945 for the years ended December 31, 2014, 2013 and 2012, respectively, or 6.3%, 6.1% and 6.4% of net sales for these respective periods.

Research and Development Activities

The Company enters into research and development contracts with certain customers, which generally provide for reimbursement of costs. The Company incurred and was reimbursed for contracted research and development costs of $12,319, $16,982 and $16,369 for the years ended December 31, 2014, 2013 and 2012, respectively.

Share-Based Compensation

At December 31, 2014, the Company had two types of share-based compensation plans: (1) Long-Term Incentive Plan, as amended, for employees and (2) the Amended Directors’ Restricted Shares Plan, for non-employee directors. The Long-Term Incentive Plan is made up of the Long-Term Incentive Plan that was approved by the Company's shareholders on September 30, 1997, which expired on June 30, 2007, and the Amended and Restated Long-Term Incentive Plan, as amended, that was approved by shareholders on May 17, 2010, and expires on April 24, 2016.

Total compensation expense recognized as a component of selling, general and administrative expense on the consolidated statements of operations for share-based compensation arrangements was $5,406, $4,974 and $4,890 for the years ended December 31, 2014, 2013 and 2012, respectively. Of these amounts, $243, $155 and $47 for the years ended December 31, 2014, 2013 and 2012, respectively, were related to the Long-Term Cash Incentive Plan “Phantom Shares” discussed in Note 8. There was no share-based compensation expense capitalized in inventory during 2014, 2013 or 2012.

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

Actual weighted-average Common Shares outstanding used in calculating basic and diluted net income (loss) per share were as follows:

Years ended December 31	2014	2013	2012
Basic weighted-average shares outstanding	26,923,809	26,670,501	26,377,352
Effect of dilutive securities	-	522,984	-
Diluted weighted-average shares outstanding	26,923,809	27,193,485	26,377,352

There were no outstanding options at December 31, 2014. Options not included in the computation of diluted net income per share to purchase 20,000 and 59,000 Common Shares at an average price of $15.73 and $12.20 per share were outstanding at December 31, 2013 and 2012, respectively. These outstanding options were not included in the computation of diluted earnings per share because their respective exercise prices were greater than the average closing market price of Company Common Shares and the effect would be anti-dilutive.

There were 466,650, 663,750 and 635,850 performance-based restricted Common Shares outstanding at December 31, 2014, 2013 and 2012, respectively. There were also 374,400 performance-based right to receive Common Shares outstanding at December 31, 2014. These restricted and right to receive Common Shares were not included in the computation of diluted earnings per share for the years ended December 31, 2014 and 2012 as the Company had a net loss from continuing operations for 2014 and 2012, and as such they would be anti-dilutive. These performance-based shares were not included in the computation of diluted net income for the years ended December 31, 2013 and 2012 because all performance-based vesting conditions were not achieved. Certain of these shares may be dilutive based on the Company’s ability to achieve future performance targets.

Deferred Finance Costs

Deferred finance costs are amortized over the life of the related financial instrument using the straight-line method, which approximates the effective interest method. The 2.5% discount to the initial purchasers of the Company’s senior secured notes was accreted using the effective interest rate of 10.0% through October 18, 2014, the date the senior notes were redeemed. During 2014, the Company redeemed the senior secured notes resulting in the acceleration of the remaining deferred financing costs of $597 which were included in loss on early extinguishment of debt in the statement of operations in 2014. Deferred finance cost amortization and debt discount accretion for the years ended December 31, 2014, 2013 and 2012 was $850, $908 and $855, respectively, and is included as a component of interest expense, net on the consolidated statements of operations. As of December 31, 2014 and 2013, deferred financing costs, net were $1,767 and $1,168, respectively and were included on the consolidated balance sheets as a component of investments and other long-term assets, net.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

Changes in Accumulated Other Comprehensive Loss by Component

Changes in accumulated other comprehensive loss for the years ended December 31, 2014 and 2013 were as follows:

	Foreign	Unrealized	Benefit
	currency	gain (loss)	plan
	translation	on derivatives	liability	Total
Balance at January 1, 2014	$(30,335)	$(111)	$(12)	$(30,458)

Other comprehensive loss before reclassifications	(18,002)	(454)	-	(18,456)
Amounts reclassified from accumulated other comprehensive loss	2,734	566	141	3,441
Net other comprehensive income (loss), net of tax	(15,268)	112	141	(15,015)

Balance at December 31, 2014	$(45,603)	$1	$129	$(45,473)

Balance at January 1, 2013	$(12,410)	$2,140	$(12)	$(10,282)

Other comprehensive loss before reclassifications	(17,925)	(325)	-	(18,250)
Amounts reclassified from accumulated other comprehensive loss	-	(1,926)	-	(1,926)
Net other comprehensive loss, net of tax	(17,925)	(2,251)	-	(20,176)

Balance at December 31, 2013	$(30,335)	$(111)	$(12)	$(30,458)

Recently Issued Accounting Standards Not Yet Adopted as of December 31, 2014

In January 2015, the Financial Accounting Standards Board (“FASB”) issued accounting standard update (“ASU”) 2015 – 01 “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20)” that eliminates the concept of extraordinary items and their segregation from the results of ordinary operations and expands presentation and disclosure guidance to include items that are both unusual in nature and occur infrequently. The new accounting standard is effective for fiscal years beginning after December 15, 2015.  The Company will adopt as of January 1, 2016.  The new accounting standard is not expected to have a material impact on the Company’s consolidated financial statements or disclosures.

In June 2014, the FASB issued ASU 2014 – 12 “Stock Compensation - Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” that requires performance targets that could be achieved after the requisite service period be treated as performance conditions that affect the vesting of the award.  The new accounting standard is effective for fiscal years beginning after December 15, 2015. The Company will adopt as of January 1, 2016 which is not expected to have an impact on its consolidated financial statements or financial statement disclosures.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which is the new comprehensive revenue recognition standard that will supersede existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. To achieve this principle, an entity identifies the contract with a customer, identifies the separate performance obligations in the contract, determines the transaction price, allocates the transaction price to the separate performance obligations and recognizes revenue when each separate performance obligation is satisfied. This ASU is effective for annual and interim periods beginning on or after December 15, 2016, and early adoption is not permitted.  As such, the Company will adopt this standard in the first quarter of 2017.  The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

Recently Adopted Accounting Standards

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)”, which amends the definition of a discontinued operation in Accounting Standards Codification (“ASC”) 205-20 and requires entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued-operations criteria. The new standard changes the definition of a discontinued operation and requires discontinued operations treatment for disposals of a component or group of components that represents a strategic shift that has or will have a major impact on an entity’s operations or financial results. This ASU is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014. Early adoption is permitted. The Company adopted this ASU in May 2014 and has applied it prospectively to new disposals and new classifications of disposal groups as held for sale including the Wiring business.

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740)”, which requires entities to present in the financial statements an unrecognized tax benefit, or a portion of an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except to the extent such items are not available or not intended to be used at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position. In such instances, the unrecognized tax benefit is required to be presented in the financial statements as a liability and not be combined with deferred tax assets. This ASU is effective for fiscal years beginning after December 15, 2013. This ASU was adopted on January 1, 2014 which did not have a material impact on the Company’s consolidated financial statements.

3. Investments

Minda Stoneridge Instruments Ltd.

The Company has a 49% interest in Minda, a company based in India that manufactures electronics, instrumentation equipment and sensors for the motorcycle and commercial vehicle markets. The investment is accounted for under the equity method of accounting. The Company’s investment in Minda, recorded as a component of investments and other long-term assets, net on the consolidated balance sheets, was $6,653 and $5,981 as of December 31, 2014 and 2013, respectively. Equity in earnings of Minda included in the consolidated statements of operations was $815, $476 and $760 for the years ended December 31, 2014, 2013 and 2012, respectively.

PST Eletrônica Ltda.

The Company has a 74% controlling interest in PST for the years ended December 31, 2014, 2013 and 2012. Noncontrolling interest in PST decreased by $16,990 to $22,550 at December 31, 2014 due to a proportionate share of its net loss of $13,483 including goodwill impairment for the year ended December 31, 2014 and an unfavorable change in foreign currency translation of $3,507. Noncontrolling interest in PST decreased by $4,537 to $39,540 at December 31, 2013 due to an unfavorable change in foreign currency translation of $5,706 and a dividend of $212 partially offset by a proportionate share of its net income of $1,377 for the year ended December 31, 2013. Noncontrolling interest in PST decreased $4,651 for the year ended December 31, 2012 due to an unfavorable change in foreign currency translation of $3,918 and a proportionate share of its net loss of $733.

Comprehensive loss related to PST noncontrolling interest was $16,990, $4,325 and $4,651 for the years ended December 31, 2014, 2013 and 2012, respectively.

PST has declared dividends payable to noncontrolling interest and a former shareholder of $10,842 Brazilian real ($4,082) and $13,246 Brazilian real ($5,654) at December 31, 2014 and 2013, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

4. Debt

			Interest rates at
	December 31,	December 31,	December 31,
	2014	2013	2014	Maturity
Revolving Credit Facility
Credit facility	$100,000	$-	1.82%	September - 2019

Debt
Senior secured notes, net of discount and swap fair value adjustment	$-	$173,061	N/A	Redeemed
PST short-term obligations	11,249	4,822	12.72% - 14.94%	Various 2015
PST long-term notes	16,770	16,896	4.00% - 8.00%	2016 - 2021
Suzhou note	1,450	1,487	6.72%	April - 2015
Other	837	966
Total debt	30,306	197,232
Less: current portion	(19,655)	(12,187)
Total long-term debt, net	$10,651	$185,045

Revolving Credit Facility

On November 2, 2007, the Company entered into an asset-based credit facility which permitted borrowing up to a maximum level of $100,000. The Company entered into an Amended and Restated Credit and Security Agreement and a Second Amended and Restated Credit and Security Agreement on September 20, 2010 and December 1, 2011, respectively.

On September 12, 2014, the Company entered into a Third Amended and Restated Credit Agreement (the “Amended Agreement”). The Amended Agreement provides for a $300,000 revolving credit facility, which replaces the Company’s existing $100,000 asset-based credit facility and includes a letter of credit subfacility, swing line subfacility and multicurrency subfacility. The amended revolving credit facility (the “Credit Facility”) also has an accordion feature which allows the Company to increase the availability by up to $80,000 upon the satisfaction of certain conditions. The Amended Agreement extends the termination date of the Company’s Credit Facility to September 12, 2019 from December 1, 2016. In 2014, the Company capitalized $1,666 of deferred financing costs and recognized a $100 loss on extinguishment of previously recorded deferred financing costs associated with the Amended Agreement.

Borrowings under the Amended Agreement bear interest at either the Base Rate, as defined, or the LIBOR Rate, at the Company’s option, plus the applicable margin as set forth in the Amended Agreement. The Company is also subject to a commitment fee ranging from 0.20% to 0.35% based on the Company’s leverage ratio. The agreement governing our Credit Facility requires the Company to maintain a maximum leverage ratio of 3.00 to 1.00, and a minimum interest coverage ratio of 3.50 to 1.00 and places a maximum annual limit on capital expenditures. The Amended Agreement also contains other affirmative and negative covenants and events of default that are customary for credit arrangements of this type including covenants which place restrictions and/or limitations on the Company’s ability to borrow money, make capital expenditures and pay dividends. Borrowings outstanding on the Credit Facility at December 31, 2014 and 2013 were $100,000 and $0, respectively.

The Company was in compliance with all Credit Facility covenants at December 31, 2014 and 2013.

Debt

On October 4, 2010, the Company issued $175,000 of senior secured notes which bear interest at an annual rate of 9.5% and mature on October 15, 2017. The senior secured notes were issued at a 2.5% discount to the initial purchasers for which the remaining balance at December 31, 2014 and 2013 was $0 and $2,732, respectively. Interest payments were payable on April 15 and October 15 of each year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

On September 2, 2014, the Company redeemed $17,500 or 10.0%, of its senior secured notes at a price of 103.0% of the principal amount. As a result of the redemption, the Company recognized a loss on extinguishment of debt of $820 in the third quarter of 2014, which includes a premium of $525 and the acceleration of both the associated deferred financing costs and original issue discount totaling $295.

On October 15, 2014, the Company redeemed the remaining $157,500 of its senior secured notes at a price of 104.75% of the principal amount discharging the corresponding senior notes indenture. As a result of the redemption, the Company recognized a loss on extinguishment of debt of $9,687 in the fourth quarter of 2014, which includes a premium of $7,481 and the acceleration of the remaining deferred financing costs of $535, original issue discount of $2,019 and de-designation date unrecognized gain on the interest rate swap of $348. The senior secured notes were redeemed using funds from borrowing $100,000 under the Credit Facility as well as proceeds from the sale of the Wiring business.

PST maintains several short-term obligations and long-term notes used for working capital purposes including new long-term loans (the “PST notes”) entered into in 2014 for 17,770 Brazilian real which had a U.S. dollar equivalent outstanding balance of $6,690 at December 31, 2014. These PST notes mature on July 15, 2017 and November 15, 2021 with interest payable quarterly at a fixed annual interest rate of 8.0% and 4.0%, respectively. PST’s other short-term and long-term notes also have fixed interest rates. The weighted-average interest rates of short-term and long-term debt of PST at December 31, 2014 were 13.2% and 5.5%, respectively.  Depending on the specific note, interest is payable either monthly or annually. The PST notes at December 31, 2014 mature as follows: $17,368 in 2015, $4,171 in 2016, $2,711 in 2017, $1,418 annually in 2018 and 2019, $486 in 2020 and $447 in 2021.

On February 25, 2014, the Company's wholly-owned subsidiary located in Suzhou, China entered into a term loan for 9,000 Chinese yuan which matured in August 2014. On October 17, 2014, the subsidiary entered into a new term loan for 9,000 Chinese yuan (the "Suzhou note") which matures in April 2015. The U.S. dollar equivalent outstanding loan balance was $1,450 and $1,487 at December 31, 2014 and 2013, respectively, under these term loan agreements. The Suzhou note is included on the consolidated balance sheets as a component of current portion of long-term debt. Interest is payable quarterly at 120.0% of the one-year lending rate published by The People's Bank of China.

The Company's wholly-owned subsidiary located in Stockholm, Sweden, has an overdraft credit line which allows overdrafts on the subsidiary's bank account up to a maximum level of 20,000 Swedish krona, or $2,562 and $3,107, at December 31, 2014 and 2013, respectively. At December 31, 2014 and 2013, there was no balance outstanding on this bank account.

At December 31, 2014, the future maturities of debt were as follows:

Year ended December 31
2015	$19,655
2016	4,171
2017	2,711
2018	1,418
2019	101,418
Thereafter	933
Total	$130,306

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

5. Income Taxes

The provision (benefit) for income taxes included in the accompanying consolidated statement of operations represents federal, state and foreign income taxes. The components of income (loss) before income taxes and the provision (benefit) for income taxes consist of the following:

Years ended December 31	2014	2013	2012
Income (loss) before income taxes:
Domestic	$1,635	$5,771	$(1,511)
Foreign	(54,695)	17,555	(2,299)
Total income (loss) before income taxes	$(53,060)	$23,326	$(3,810)

Provision for income taxes:
Current:
Federal	$-	$-	$-
State and foreign	1,382	5,878	2,700
Total current provision	1,382	5,878	2,700

Deferred:
Federal	-	-	98
State and foreign	(3,238)	(3,081)	(2,831)
Total deferred benefit	(3,238)	(3,081)	(2,733)
Total provision (benefit) for income taxes	$(1,856)	$2,797	$(33)

A reconciliation of the Company’s effective income tax rate to the statutory federal tax rate is as follows:

Years ended December 31	2014	2013	2012
Statutory U.S. federal income tax rate	(35.0)%	35.0%	(35.0)%
State income taxes, net of federal tax benefit	-	2.4	(4.9)
Tax credits	(1.3)	(3.5)	-
Foreign tax rate differential	0.2	(9.5)	(20.3)
Increase (reduction) of income tax accruals	0.2	(1.1)	0.6
Tax on foreign dividends, net of foreign tax credits	(0.1)	(8.1)	17.5
Reduction of deferred taxes	-	0.6	7.6
Valuation allowances	(2.1)	(6.2)	15.8
Non-deductible goodwill impairment	33.9	-	-
Non-deductible compensation	1.0	3.0	15.3
Other	(0.3)	(0.6)	2.6
Effective income tax rate	(3.5)%	12.0%	(0.8)%

The Company recognized a provision (benefit) for income taxes of $(1,856) or (3.5)%, $2,797 or 12.0% and $(33) or (0.8)% of income (loss) before income tax for federal, state and foreign income taxes for the years ended December 31, 2014, 2013 and 2012, respectively. The decrease in tax expense for the year ended December 31, 2014 compared to the same period for 2013 was predominantly due to the tax benefit of the loss incurred by PST, as adjusted for the non-tax deductible goodwill impairment charge of $51,458. The decrease in the tax expense was partially offset by discrete tax items related to certain foreign operations recorded during the current period. The decrease in the effective tax rate for 2014 to (3.5)% compared to the same period for 2013 of 12.0% was due to the recognition of a tax benefit on the PST operating loss which was offset by the impact of the non-tax deductible PST goodwill impairment and the discrete tax items discussed above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

The Company has not recorded deferred income taxes on the undistributed earnings of its foreign subsidiaries because of management’s intent and ability to indefinitely reinvest such earnings. At December 31, 2014 the aggregate undistributed earnings of our foreign subsidiaries amounted to $31,043. The Company may be subject to U.S. income taxes and foreign withholding taxes if these earnings were distributed. It is not practicable to estimate the amount of taxes, if any, that may be payable on these earnings as that estimate depends upon circumstances that would exist at the time a remittance occurs.

 Significant components of the Company’s deferred tax assets and liabilities were as follows:

As of December 31	2014	2013
Deferred tax assets:
Inventories	$2,009	$2,943
Employee compensation and benefits	3,675	3,653
Insurance	387	489
Depreciation and amortization	1,013	2,359
Net operating loss carryforwards	48,166	45,859
General business credit carryforwards	12,697	12,900
Other reserves	7,493	8,883
Gross deferred tax assets	75,440	77,086
Less: Valuation allowance	(67,907)	(71,827)
Deferred tax assets less valuation allowance	7,533	5,259

Deferred tax liabilities:
Depreciation and amortization	(20,910)	(23,718)
Basis difference - equity investee	(31,016)	(31,016)
Other	(976)	(1,764)
Gross deferred tax liabilities	(52,902)	(56,498)

Net deferred tax liability	$(45,369)	$(51,239)

The Company has concluded based on objective evidence that at December 31, 2014 and 2013 it is more likely than not that sufficient taxable income will not be generated to utilize the remaining U.S. federal, and certain state and foreign, deferred tax assets before they expire and as such a valuation allowance has been recorded. The valuation allowance represents the amount of tax benefit related to U.S. federal, state and foreign net operating losses, credits and other deferred tax assets that are not recognized at December 31, 2014.

The Company has net operating loss carry forwards of $113,901, $101,722 and $19,887 for U.S. federal, state and foreign tax jurisdictions, respectively. The U.S. federal net operating losses, if unused, begin to expire in December 31, 2025, the state net operating losses expire at various times and the foreign net operating losses expire at various times or have indefinite expiration dates. The Company has general business and foreign tax credit carry forwards of $13,060, $1,991 and $1,175 for U.S. federal, state and foreign jurisdictions respectively. The U.S. federal general business credits, if unused, begin to expire in December 31, 2021, and the state and foreign tax credits expire at various times.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

The following is a reconciliation of the Company’s total gross unrecognized tax benefits:

	2014	2013	2012
Balance as of January 1	$3,624	$3,416	$3,452

Tax positions related to the current year:
Additions	217	217	93
Tax positions related to the prior years:
Additions	168	216	-
Reductions	-	(71)	(58)
Expirations of statutes of limitation	(121)	(154)	(71)

Balance as of December 31	$3,888	$3,624	$3,416

At December 31, 2014 the Company has classified $719 as a noncurrent liability and $3,299 as a reduction to non-current deferred income tax assets. The amount of unrecognized tax benefits is not expected to change significantly during the next 12 months. Management is currently unaware of issues under review that could result in a significant change or a material deviation in this estimate.

If the Company’s tax positions are sustained by the taxing authorities in favor of the Company, the amounts that would affect the Company’s effective tax rate are approximately $3,851 and $3,547 at December 31, 2014 and 2013, respectively.

Consistent with historical financial reporting, the Company has elected to classify interest expense and, if applicable, penalties which could be assessed related to unrecognized tax benefits as a component of income tax expense. For the years ended December 31, 2014, 2013 and 2012, the Company recognized expense (benefit) of approximately $(411), $(82) and $64 of gross interest and penalties, respectively. The Company has accrued approximately $213 and $624 for the payment of interest and penalties at December 31, 2014 and 2013, respectively.

The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. The following table summarizes the open tax years for each important jurisdiction:

Jurisdiction	Open Tax Years
U.S. Federal	2011-2014
Brazil	2009-2014
China	2011-2014
France	2010-2014
Mexico	2010-2014
Spain	2010-2014
Sweden	2009-2014
United Kingdom	2010-2014

6. Operating Lease Commitments

The Company leases equipment, vehicles and buildings from third parties under operating lease agreements. For the years ended December 31, 2014, 2013 and 2012, lease expense totaled $5,836, $5,842 and $6,053, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

Future minimum operating lease commitments as of December 31, 2014 were as follows:

Year ended December 31
2015	$2,879
2016	2,809
2017	2,486
2018	2,289
2019	1,825
Thereafter	6,345
Total	$18,633

7. Share-Based Compensation Plans

In May 2002, the Company adopted the Director Share Option Plan (“Director Option Plan”). The Company reserved 500,000 Common Shares for issuance under the Director Option Plan. The options granted cliff-vested one year after the date of grant and have a contractual life of 10 years. The Director Option Plan expired in May 2012.

In April 2006, the Company’s shareholders approved the Amended and Restated Long-Term Incentive Plan (the "2006 Plan") and reserved 1,500,000 Common Shares of which the maximum number of Common Shares which may be issued subject to incentive stock options is 500,000. In May 2010, shareholders approved an amendment to the 2006 Plan to increase the number of shares by 1,500,000 to 3,000,000 and in May 2013, shareholders approved an amendment to this plan to increase the number of shares by 1,500,000 to 4,500,000. Under the 2006 Plan, as of December 31, 2014, the Company has issued 4,000,000 restricted Common Shares and right to receive Common Shares, of which 2,451,700 are time-based with cliff vesting using the straight-line method and 1,548,300 are performance-based. Restricted Common Shares awarded under the Incentive Plan entitle the shareholder to all the rights of Common Share ownership except that the shares may not be sold, transferred, pledged, exchanged, or otherwise disposed of during the vesting period.

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

In 2014, pursuant to the 2006 Plan, the Company granted time-based share units and performance shares. The time-based share units cliff vest three years after the date of grant. The performance shares vest and are no longer subject to forfeiture upon the recipient remaining an employee of the Company for three years from the date of grant and, for 20.0% of the annual awards, upon the Company attaining certain targets of performance measured against a peer group’s performance in terms of total shareholder return and, for the remaining 80.0% of the annual awards, upon achieving certain annual net income per share targets established by the Company during the performance period of the award.

In April 2005, the Company adopted the Directors’ Restricted Shares Plan (“Director Share Plan”) and reserved 500,000 Common Shares for issuance under the Director Share Plan. In May 2013, shareholders approved an amendment to the Director Share Plan to increase the number of shares for issuance by 200,000 to 700,000. Under the Director Share Plan, the Company has cumulatively issued 483,904 restricted Common Shares. Shares issued annually under the Director Share Plan vest one year after the date of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

Options

A summary of option activity under the plans noted above as of December 31, 2014, and changes during the year ended are presented below:

		Weighted-
		average
	Share	exercise
	options	price
Outstanding as of December 31, 2013	20,000	$15.73
Expired	(20,000)	$15.73
Exercised	-	$-
Outstanding and exercisable as of December 31, 2014	-	$-

There were no options granted during the years ended December 31, 2014, 2013 and 2012.

The intrinsic value of options outstanding and exercisable is the difference between the fair market value of the Company’s Common Shares on the applicable date (“Measurement Value”) and the exercise price of those options that had an exercise price that was less than the Measurement Value. The intrinsic value of options exercised is the difference between the fair market value of the Company’s Common Shares on the date of exercise and the exercise price. There were no options exercised during the years ended December 31, 2014, 2013 and 2012.

As of December 31, 2013 and 2012, the aggregate intrinsic value of both outstanding and exercisable options was $0.

Restricted Shares

The fair value of the non-vested time-based restricted Common Share awards was calculated using the market value of the Common Shares on the date of issuance. The weighted-average grant-date fair value of time-based restricted Common Shares granted during the years ended December 31, 2014, 2013 and 2012 was $11.54, $6.13 and $9.95, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

A summary of the status of the Company’s non-vested restricted Common Shares and right to receive Common Shares as of December 31, 2014 and the changes during the year then ended, are presented below:

	Time-based awards		Performance-based awards
		Weighted-		Weighted-
	Common	average grant-	Common	average grant-
	Shares	date fair value	Shares	date fair value
Non-vested as of December 31, 2013	1,126,870	$8.83	663,750	$11.45
Granted	354,770	$11.54	374,400	$11.71
Vested	(310,365)	$12.57	(25,645)	$15.79
Forfeited	(84,255)	$8.24	(171,455)	$16.88
Non-vested as of December 31, 2014	1,087,020	$8.69	841,050	$10.33

As of December 31, 2014, total unrecognized compensation cost related to non-vested time-based restricted Common Share and right to receive Common Share awards granted was $3,338. That cost is expected to be recognized over a weighted-average period of 1.21 years. For the years ended December 31, 2014, 2013 and 2012, the total fair value of time-based restricted Common Share and right to receive Common Share awards vested was $3,509, $2,177 and $4,413, respectively.

As of December 31, 2014, total unrecognized compensation cost related to non-vested performance-based restricted Common Share and right to receive Common Share awards granted was $1,713 for shares probable to vest. That cost is expected to be recognized over a weighted-average period of 1.33 years dependent upon the achievement of performance conditions. As noted above, the Company has issued and outstanding performance-based restricted Common Share awards that use different performance targets. The awards that use earnings per share as the performance target will not be expensed until it is probable that the Company will meet the underlying performance condition.

There was no cash received from option exercises under any share-based payment arrangements for the years ended December 31, 2014, 2013 and 2012. There was no actual tax benefit realized for the tax deductions from the vesting of restricted Common Shares and option exercises of the share-based payment arrangements for the years ended December 31, 2014, 2013 and 2012.

8. Employee Benefit Plans

The Company has certain defined contribution profit sharing and 401(k) plans covering substantially all of its employees in the United States and United Kingdom. The Company provides matching contributions to the Company’s 401(k) plan. Company contributions are generally discretionary. The Company’s policy is to fund all benefit costs accrued. For the years ended December 31, 2014, 2013 and 2012, expenses related to these plans amounted to $1,280, $1,173 and $1,122, respectively.

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

The Company granted Phantom Share awards in 2013 that vest in February 2016 depending on the Company’s actual earnings per share performance for each fiscal year of 2013, 2014 and 2015 within the performance period. As of December 31, 2014, the Company has recorded a liability of $245 for the awards granted under the LTCIP which was included on the consolidated balance sheet as a component of other long-term liabilities. There were no awards granted under the LTCIP during the year ended December 31, 2014 or 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

9. Financial Instruments and Fair Value Measurements

Financial Instruments

A financial instrument is cash or a contract that imposes an obligation to deliver, or conveys a right to receive cash or another financial instrument. The carrying values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. The estimated fair value of the Company’s senior secured notes with a face value of $175,000 (fixed rate debt) at December 31, 2013 was $190,100, and was determined using market quotes classified as Level 2 input within the fair value hierarchy. The Company redeemed all of the senior secured notes during 2014.

Derivative Instruments and Hedging Activities

On December 31, 2014, the Company had open foreign currency forward contracts and fixed price commodity contracts. These contracts are used solely for hedging and not for speculative purposes. Management believes that its use of these instruments to reduce risk is in the Company’s best interest. The counterparties to these financial instruments are financial institutions with investment grade credit ratings.

Foreign Currency Exchange Rate Risk

The Company conducts business internationally and therefore is exposed to foreign currency exchange rate risk. The Company uses derivative financial instruments as cash flow and fair value hedges to manage its exposure to fluctuations in foreign currency exchange rates by reducing the effect of such fluctuations on foreign currency denominated intercompany transactions, inventory purchases and other foreign currency exposures. The foreign currencies hedged by the Company during 2014 and 2013 include the euro and Mexican peso.

In certain instances, the foreign currency forward contracts do not qualify for hedge accounting and are marked to market, with gains and losses recognized in the Company’s consolidated statements of operations as a component of other expense, net.

These forward contracts were executed to hedge forecasted transactions and were accounted for as cash flow hedges. As such, the effective portion of the unrealized gain or loss was deferred and reported in the Company’s consolidated balance sheets as a component of accumulated other comprehensive loss. The cash flow hedges were highly effective. The effectiveness of the transactions has been and will be measured on an ongoing basis using regression analysis and forecasted future purchases of the euro, Swedish krona and Mexican peso.

The Company’s foreign currency forward contracts are designed to offset some of the gains and losses realized on the underlying foreign currency denominated transactions as follows:

Euro-denominated Foreign Currency Forward Contracts

At December 31, 2014 and 2013, the Company held a foreign currency forward contract with an underlying notional amount of $3,523 and $13,335, respectively, to reduce the exposure related to the Company’s euro-denominated intercompany loans. This contract expires in March 2015. The euro-denominated foreign currency forward contract was not designated as a hedging instrument. For the year ended December 31, 2014, the Company recognized a gain of $1,205 in the consolidated statements of operations as a component of other expense, net related to the euro-denominated contract. For the years ended December 31, 2013 and 2012, the Company recognized a loss of $638 and $492, respectively, related to foreign currency forward contracts.

U.S. dollar-denominated Foreign Currency Forward Contracts – Cash Flow Hedge

The Company entered into on behalf of one of its European Electronics subsidiaries whose functional currency is the euro, U.S. dollar-denominated currency contracts with a notional amount at December 31, 2014 of $4,266 which expires ratably on a monthly basis from January 2015 through December 2015, compared to $0 at December 31, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

The Company entered into on behalf of one of its European Electronics subsidiaries whose functional currency is the Swedish krona, U.S. dollar-denominated currency contracts with a notional amount at December 31, 2014 of $11,718 which expires ratably on a monthly basis from January 2015 through December 2015, compared to $0 at December 31, 2013.

Mexican peso-denominated Foreign Currency Forward Contracts – Cash Flow Hedge

The Company holds Mexican peso-denominated foreign currency contracts with notional amounts at December 31, 2014 of $10,282 which expire ratably on a monthly basis from January 2015 through December 2015, compared to $45,000 at December 31, 2013.

As a result of the sale of the Wiring business, the Company forecasted that it would purchase Mexican pesos to fulfill only two of the five hedge contracts outstanding as of June 30, 2014 for the period October 2014 through December 2014. As the purchase of Mexican pesos related to three of the five hedge contracts was not probable, these three hedges attributed to the Wiring business were de-designated as of June 30, 2014 and the associated unrecognized $320 gain at that date was reclassified from accumulated other comprehensive loss and recorded in discontinued operations in the Company’s consolidated statements of operations in the quarter and year of de-designation. On August 4, 2014, the three de-designated hedges were terminated and settled resulting in a nominal gain.

Commodity Price Risk - Cash Flow Hedge

To mitigate the risk of future price volatility and, consequently, fluctuations in gross margins, the Company entered into fixed price commodity contracts with a financial institution to fix the cost of a portion of the Company’s copper purchases as copper is a raw material used in the Company’s products.

The Company has fixed price commodity contracts at December 31, 2014 with an aggregate notional amount of 317 pounds, which expire on a monthly basis over the period from January through March 2015, compared to an aggregate notional amount of 1,582 pounds at December 31, 2013. All of these contracts represented a portion of the Company’s forecasted copper purchases when they were entered into. These contracts were executed to hedge a portion of forecasted transactions, except for the 317 pounds outstanding at December 31, 2014, and have been designated and accounted for as cash flow hedges.

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

The Company evaluated the effectiveness of the copper fixed price commodity contracts at each reporting date in 2014. As a result of the sale of the Wiring business, the Company forecasted that it would not purchase the quantities of copper to fulfill these hedge contracts for the period January 2015 through March 2015. As the purchase of copper quantities related to these hedge contracts was not probable, the contracts primarily associated with the Wiring segment not expected to be fulfilled were de-designated at June 30, 2014 with the associated unrecognized $77 gain reclassified from accumulated other comprehensive loss and recorded in discontinued operations in the Company’s consolidated statements of operations in the quarter and year of de-designation.

Interest Rate Risk - Fair Value Hedge

The Company had a fixed-to-floating interest rate swap agreement (the “Swap”) with a notional amount of $45,000 to hedge its exposure to fair value fluctuations on a portion of its senior secured notes. The Swap was designated as a fair value hedge of the fixed interest rate obligation under the Company’s $175,000 9.5% senior secured notes due October 15, 2017. The critical terms of the Swap were aligned with the terms of the senior secured notes, including maturity of October 15, 2017, resulting in no hedge ineffectiveness. The unrealized gain or loss for the effective portion of the hedge was deferred and reported in the Company’s consolidated balance sheets as an asset or liability, as applicable, with the offset to the carrying value of the senior secured notes.

Under the Swap, the Company paid a variable interest rate equal to the six-month London Interbank Offered Rate (“LIBOR”) plus 7.2% and it received a fixed interest rate of 9.5%. The Swap required semi-annual settlements on April 15 and October 15. The difference between amounts received and paid under the Swap was recognized as a component of interest expense, net on the consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

In connection with the Company’s notice of redemption issued on September 15, 2014 to redeem all remaining outstanding senior notes, the interest rate fair value hedge was de-designated on that date. On October 23, 2014, the Company terminated the interest rate swap resulting in a gain of $371 recorded in other expense (income), net on the consolidated statement of operations in the fourth quarter of 2014.

The Swap reduced interest expense by $641, $810 and $736 for the years ended December 31, 2014, 2013 and 2012, respectively.

The notional amounts and fair values of derivative instruments in the consolidated balance sheets were as follows:

			Prepaid expenses
			and other current assets /		Accrued expenses and
	Notional Amounts (A)		other long-term assets		other current liabilities
	December 31,		December 31,		December 31,
	2014	2013	2014	2013	2014	2013
Derivatives designated as hedging instruments
Cash Flow Hedges:
Forward currency contracts	$26,267	$45,000	$479	$-	$478	$263
Fixed price commodity contracts	-	1,582	-	$152	-	-

Fair Value Hedge:
Interest rate swap contract	-	$45,000	-	$793	-	-

Derivatives not designated as hedging instruments
Forward currency contracts	$3,523	$13,335	-	-	$13	$18
Fixed price commodity contracts	317	-	-	-	$69	-

(A)	Notional amounts represent the gross contract / notional amount of the derivatives outstanding. The fixed price commodity contract notional amounts are in pounds.

Amounts recorded for the cash flow hedges in other comprehensive income (loss) in shareholders’ equity and in net income (loss) for the years ended December 31 were as follows:

				Gain (loss) reclassified from
	Gain (loss) recorded in other			other comprehensive income
	comprehensive income (loss)			(loss) into net income
	2014	2013	2012	2014	2013	2012
Derivatives designated as cash flow hedges:
Forward currency contracts	$(46)	$683	$5,717	$(310)	$2,746	$(241)
Fixed price commodity contracts	(408)	(1,008)	1,389	(256)	(820)	(2,515)
Total derivatives designated as cash flow hedges	$(454)	$(325)	$7,106	$(566)	$1,926	$(2,756)

Gains and losses reclassified from comprehensive income (loss) into net income (loss) were recognized in cost of goods sold in the Company’s consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

The net deferred gains of $1 on the cash flow hedge derivatives will be reclassified from other comprehensive income (loss) to the consolidated statements of operations in 2015.  The Company has measured the ineffectiveness of the forward currency and commodity contracts and any amounts recognized in the consolidated financial statements were immaterial for the years ended December 31, 2014, 2013 and 2012.

Fair Value Measurements

The following table presents our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

				December 31,	December 31,
	2014				2013
		Fair value estimated using
	Fair value	Level 1 inputs (A)	Level 2 inputs (B)	Level 3 inputs (C)	Fair value
Financial assets carried at fair value:
Interest rate swap contract	$-	$-	$-	$-	$793
Forward currency contracts	479	-	479	-	-
Fixed price commodity contracts	-	-	-	-	152

Total financial assets carried at fair value	$479	$-	$479	$-	$945

Financial liabilities carried at fair value:
Forward currency contracts	$491	$-	$491	$-	$281
Fixed price commodity contracts	69	-	69	-	-

Total financial liabilities carried at fair value	$560	$-	$560	$-	$281

(A)	Fair values estimated using Level 1 inputs, which consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. The Company did not have any fair value estimates using Level 1 inputs at December 31, 2014 or 2013.

(B)	Fair values estimated using Level 2 inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly and include among other things, quoted prices for similar assets or liabilities in markets that are active or inactive as well as inputs other than quoted prices that are observable. For forward currency, fixed price commodity and interest rate swap contracts, inputs include foreign currency exchange rates, commodity indexes and the six-month forward LIBOR.

(C)	Fair values estimated using Level 3 inputs consist of significant unobservable inputs. The Company did not have any recurring fair value estimates using Level 3 inputs at December 31, 2014 or 2013.

The Company recorded a non-recurring fair value adjustment of $51,458 related to the PST goodwill during the year ended December 31, 2014. The Company utilized Level 3 inputs to estimate the fair value adjustment for nonfinancial assets. For additional information, see the discussion of Goodwill and Other Intangible Assets in Note 2. No adjustments to fair value were required for nonfinancial assets for the years ended December 31, 2013 or 2012.

10. Commitments and Contingencies

In the ordinary course of business, the Company is subject to a broad range of claims and legal proceedings that relate to contractual allegations, tax audits, patent infringement, product liability, employment-related matters and environmental matters. Although it is not possible to predict with certainty the outcome of these matters, the Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on its consolidated results of operations or financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

As a result of environmental studies performed at the Company’s former facility located in Sarasota, Florida, the Company became aware of soil and groundwater contamination at the Company site. The Company engaged an environmental engineering consultant to assess the level of contamination and to develop a remediation and monitoring plan for the site. Soil remediation at the site was completed during the year ended December 31, 2010. Ground water remediation will begin in the first quarter of 2015, as the remedial action plan has been approved by the Florida Department of Environmental Protection. During the years ended December 31, 2014, 2013 and 2012, environmental remediation costs incurred were immaterial. At December 31, 2014 and 2013, the Company had accrued an undiscounted liability of $876 and $944, respectively, related to future remediation. At December 31, 2014 and 2013, $813 and $683, respectively, were recorded as a component of accrued expenses and other current liabilities on the consolidated balance sheets while the remaining amounts were recorded as a component of other long-term liabilities. A majority of the costs associated with the recorded liability will be incurred at the start of the groundwater remediation, with the balance relating to monitoring costs to be incurred over multiple years. The recorded liability is based on assumptions in the remedial action plan. Although the Company sold the Sarasota facility in December 2011, the liability to remediate the site contamination remains the responsibility of the Company. Due to the ongoing site remediation, the closing terms of the sale agreement included a requirement for the Company to maintain a $2,000 letter of credit for the benefit of the buyer.

In September 2013, a legal proceeding was initiated by Actia Automotive (“Actia”) in a French court (the tribunal de grande instance de Paris) alleging infringement of its patents by the Company’s Electronics segment. The euro (“€”) and U.S. dollar equivalent (“$”) that Actia is seeking is €14,000 ($16,937) for injunctive relief and monetary damages resulting from such alleged infringement. The Company believes that its products did not infringe on any of the patents claimed by Actia, and the claim is without merit. Therefore it is vigorously defending itself against these allegations. The Company believes the likelihood of loss is not probable. As such, no liability has been recorded for this claim. There have been no significant changes to the facts and circumstances related to this claim during the year ended December 31, 2014.

On May 24, 2013, the State Revenue Services of São Paulo issued a tax deficiency notice against PST claiming that the vehicle tracking and monitoring services it provides should be classified as communication services, and therefore subject to the State Value Added Tax – ICMS. The State Revenue Services assessment imposed the 25.0% ICMS tax on all revenues of PST related to the vehicle tracking and monitoring services during the period from January 2009 through December 2010. The Brazilian real (“R$”) and U.S. dollar equivalent (“$”) of the aggregate tax assessment is approximately R$92,500 ($34,800) which is comprised of Value Added Tax – ICMS of R$13,200 ($5,000), interest of R$11,400 ($4,300) and penalties of R$67,900 ($25,500).

The Company believes that the vehicle tracking and monitoring services are non-communication services, as defined under Brazilian tax law, subject to the municipal ISS tax, not communication services subject to state ICMS tax as claimed by the State Revenue Services of São Paulo. PST has, and will continue to collect the municipal ISS tax on the vehicle tracking and monitoring services in compliance with Brazilian tax law and will defend its tax position. PST has received a legal opinion that the merits of the case are favorable to PST, determining among other things that the imposition on the subsidiary of the State ICMS by the State Revenue Services of São Paulo is not in accordance with the Brazilian tax code. Management believes, based on the legal opinion of the Company’s Brazilian legal counsel and the results of the Brazil Administrative Court's ruling in favor of another vehicle tracking and monitoring company related to the tax deficiency notice it received, the likelihood of loss is not probable although it may take years to resolve.  As a result of the above, as of December 31, 2014 and 2013, no accrual has been recorded with respect to this tax assessment.  An unfavorable judgment on this issue for the years assessed and for subsequent years could result in significant costs to PST and adversely affect its results of operations. There have been no significant changes to the facts and circumstances related to this notice for the year ended December 31, 2014.

In addition, PST has civil, labor and other tax contingencies for which the likelihood of loss is deemed to be reasonably possible, but not probable, by the Company’s legal advisors in Brazil. As a result, no provision has been recorded with respect to these contingencies, which amount to R$37,237 ($14,019) and R$26,867 ($11,469) at December, 2014 and 2013, respectively. An unfavorable outcome on these contingencies could result in significant cost to PST and adversely affect its results of operations.

11. Restructuring

On October 29, 2007, the Company announced a restructuring initiative to improve manufacturing efficiency and cost position by ceasing manufacturing operations at its Mitcheldean, United Kingdom (Electronics reportable segment) location. During 2008 and 2009, in response to the depressed conditions in the European commercial and automotive vehicle markets, the Company continued and expanded the restructuring initiatives in the Electronics reportable segment. In 2010, the Company continued restructuring initiatives within the Electronics reportable segment and recorded amounts related to its terminated property lease in Mitcheldean, United Kingdom. During the third quarter of 2012, the Company finalized a settlement agreement to modify the terms of and the obligation associated with the property consistent with previous estimates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

In connection with the Electronics segment restructuring initiative, the Company recorded lease related restructuring charges during the years ended December 31, 2014, 2013 and 2012 of $494, $469 and $256, respectively, as part of selling, general and administrative expense. At December 31, 2014 and 2013, the only remaining restructuring related accrual relates to the terminated property lease in Mitcheldean, United Kingdom, for which the Company has accrued $733 and $780, respectively, on the consolidated balance sheets of which $402 and $427, respectively, is a component of other long-term liabilities.

The expenses related to the restructuring activities that belong to the Electronics reportable segment include the following:

	2014	2013	2012
Accrued balance at January 1	$780	$765	$1,920
Charge to expense	494	469	256
Foreign currency translation	(45)	24	172
Cash payments	(496)	(478)	(1,583)
Accrued balance at December 31	$733	$780	$765

There were no significant restructuring expenses related to the Control Devices reportable segment during the years ended December 31, 2014, 2013 or 2012.

In response to a change in customer demand, the PST segment incurred and paid business realignment charges of $1,578 for the year ended December 31, 2014, of which $847 was recorded in cost of goods sold, $559 in selling, general and administrative expenses and the remainder in design and development costs. The charges consist primarily of severance costs related to workforce reductions. There were no restructuring expenses related to the PST segment during the year ended December 31, 2013. Business realignment charges were $1,646 for the year ended December 31, 2012, of which $729 was recorded in cost of goods sold, $579 in selling, general and administrative expenses and the remainder in design and development costs.

12. Segment Reporting

Operating segments are defined as components of an enterprise that are evaluated regularly by the Company's chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the chief executive officer.

During the third quarter of 2014 the Company sold its Wiring business segment, which designed and manufactured wiring harness products and assembled instrument panels for sale principally to the commercial, agricultural and off-highway vehicle markets. As such, for all periods presented the Company reported this business as discontinued operations in the Company’s consolidated financial statements and therefore excluded it from the segment disclosures herein. See Note 2 for additional details.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

A summary of financial information by reportable segment is as follows:

Years ended December 31	2014	2013	2012
Net Sales:
Control Devices	$306,658	$291,145	$267,860
Inter-segment sales	3,080	2,875	3,905
Control Devices net sales	309,738	294,020	271,765

Electronics	214,141	189,809	164,196
Inter-segment sales	35,163	41,137	51,857
Electronics net sales	249,304	230,946	216,053

PST	139,780	178,532	180,410
Inter-segment sales	-	-	-
PST net sales	139,780	178,532	180,410

Eliminations	(38,243)	(44,012)	(55,762)
Total net sales	$660,579	$659,486	$612,466
Operating Income (Loss):
Control Devices	$35,387	$32,331	$20,945
Electronics	17,444	20,732	15,851
PST (A)	(59,587)	7,211	583
Unallocated Corporate (B)	(19,067)	(17,871)	(17,474)
Total operating income (loss)	$(25,823)	$42,403	$19,905
Depreciation and Amortization:
Control Devices	$9,545	$9,877	$9,119
Electronics	4,432	4,800	4,485
PST	12,998	14,426	15,613
Corporate	130	183	188
Total depreciation and amortization (C)	$27,105	$29,286	$29,405
Interest Expense, net:
Control Devices	$303	$182	$254
Electronics	695	760	1,342
PST	2,764	1,174	2,375
Corporate	13,118	15,980	15,898
Total interest expense, net	$16,880	$18,096	$19,869
Capital Expenditures:
Control Devices	$13,658	$9,906	$8,788
Electronics	3,541	4,667	3,435
PST	6,161	6,663	9,102
Corporate	156	340	1,584
Total capital expenditures	$23,516	$21,576	$22,909

As of December 31	2014	2013
Total Assets:
Control Devices	$115,703	$105,730
Electronics	95,140	105,352
PST	159,980	237,649
Corporate (D)	279,013	301,889
Eliminations	(251,085)	(259,267)
Total assets	$398,751	$491,353

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

(A)	The PST operating loss for the year ended December 31, 2014 includes a goodwill impairment charge of $51,458.
(B)	Unallocated Corporate expenses include, among other items, accounting, finance, legal, information technology costs as well as share-based compensation.
(C)	These amounts represent depreciation and amortization on property, plant and equipment and certain intangible assets.
(D)	Assets located at Corporate consist primarily of cash, intercompany loan receivables, equity investments and investments in subsidiaries.

The following table presents net sales and long-term assets for the geographic areas in which the Company operates:

Years ended December 31	2014	2013	2012

Net Sales:
North America	$330,516	$301,592	$277,850
South America	139,780	178,532	180,410
Europe and Other	190,283	179,362	154,206
Total net sales	$660,579	$659,486	$612,466

As of December 31	2014	2013

Long-term Assets:
North America	$53,406	$49,853
South America	85,433	154,226
Europe and Other	14,401	14,641
Total long-term assets	$153,240	$218,720

13. Unaudited Quarterly Financial Data

The following is a summary of quarterly results of operations:

				Quarter ended
2014	December 31	September 30	June 30	March 31
Net sales	$166,811	$170,338	$162,099	$161,331
Gross profit	44,901	49,550	48,285	48,138
Operating income (loss) (B)	(22,795)	13,759	(23,221)	6,434
Provision (benefit) for income taxes	(1,066)	(1,174)	90	294
Income (loss) from continuing operations (C)	(31,306)	9,138	(28,569)	(467)
Income (loss) from discontinued operations (D)	(1,692)	(8,108)	(544)	957
Net income (loss) (B) (C)	(32,998)	1,030	(29,113)	490
Net income (loss) attributable to noncontrolling interests (B)	(6,444)	1,160	(7,221)	(978)
Net income (loss) attributable to Stoneridge, Inc. (B) (C)	$(26,554)	$(130)	$(21,892)	$1,468
Earnings (loss) per share from continuing operations attributable to Stoneridge, Inc.:
Basic (A)	$(0.92)	$0.30	$(0.79)	$0.02
Diluted (A)	$(0.92)	$0.29	$(0.79)	$0.02
Earnings (loss) per share attributable to discontinued operations:
Basic (A)	$(0.07)	$(0.30)	$(0.02)	$0.03
Diluted (A)	$(0.07)	$(0.29)	$(0.02)	$0.03
Earnings (loss) per share attributable to Stoneridge, Inc.:
Basic (A)	$(0.99)	$0.00	$(0.81)	$0.05
Diluted (A)	$(0.99)	$0.00	$(0.81)	$0.05

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

				Quarter ended
2013	December 31	September 30	June 30	March 31
Net sales	$169,235	$161,556	$169,833	$158,862
Gross profit	50,643	49,729	54,303	51,280
Operating income	9,558	12,602	11,752	8,491
Provision for income taxes	537	794	775	691
Income from continuing operations	3,489	7,459	6,413	3,168
Income (loss) from discontinued operations	(3,168)	(1,946)	(22)	1,115
Net income	321	5,513	6,391	4,283
Net income attributable to noncontrolling interests	117	466	634	160
Net income attributable to Stoneridge, Inc.	$204	$5,047	$5,757	$4,123
Earnings per share from continuing operations attributable to Stoneridge, Inc.:
Basic (A)	$0.13	$0.26	$0.22	$0.11
Diluted (A)	$0.12	$0.26	$0.21	$0.11
Earnings (loss) per share attributable to discontinued operations:
Basic (A)	$(0.12)	$(0.07)	$0.00	$0.04
Diluted (A)	$(0.11)	$(0.07)	$0.00	$0.04
Earnings per share attributable to Stoneridge, Inc.:
Basic (A)	$0.01	$0.19	$0.22	$0.15
Diluted (A)	$0.01	$0.19	$0.21	$0.15

(A)	Earnings per share for the year may not equal the sum of the four historical quarters earnings per share due to changes in weighted-average basic and diluted shares outstanding.
(B)	Goodwill impairment of $29,300, $(5,802), and $27,960 related to the PST segment was recorded for the quarters ended June 30, 2014, September 30, 2014 and December 31, 2014, respectively, of which $6,436, $(1,274) and $6,142 was attributable to noncontrolling interest.
(C)	In addition to the PST goodwill impairment amounts in item (B) herein, a loss on early extinguishment of debt of $920 and $9,687 was recorded for the quarters ended September 30, 2014 and December 31, 2014, respectively.
(D)	A loss on disposal of the Wiring business was recorded for $1,138, $6,548 and $890 for the quarters ended June 30, 2014, September 30, 2014 and December 31, 2014, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

The following schedules provide the activity for accounts receivable reserves and valuation allowance for deferred tax assets from continuing operations for the years ended December 31, 2014, 2013 and 2012:

	Balance at	Charged to
	beginning of	costs and		Balance at
	period	expenses	Write-offs	end of period
Accounts receivable reserves:
Year ended December 31, 2012	$642	$2,721	$(1,187)	$2,176
Year ended December 31, 2013	2,176	1,655	(1,206)	2,625
Year ended December 31, 2014	2,625	619	(1,227)	2,017

			Exchange
		Net additions	rate
	Balance at	charged to	fluctuations
	beginning of	income	and other	Balance at
	period	(expense)	items	end of period
Valuation allowance for deferred tax assets:
Year ended December 31, 2012	$78,211	$(2,842)	$(3,579)	$71,790
Year ended December 31, 2013	71,790	453	(416)	71,827
Year ended December 31, 2014	71,827	(2,786)	(1,134)	67,907

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2014, an evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s PEO and PFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). In evaluating the Company’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Under the supervision and with the participation of our management, including the PEO and PFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2014. Based on our evaluation under the framework in Internal Control-Integrated Framework (2013 Framework), our management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal controls over financial reporting during the quarter ended December 31, 2014 that has materially or is reasonably likely to materially affect internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Stoneridge, Inc. and Subsidiaries

We have audited Stoneridge, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Stoneridge, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Stoneridge, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stoneridge, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2014 of Stoneridge, Inc. and Subsidiaries and our report dated March 13, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio

March 13, 2015

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 regarding our directors is incorporated by reference to the information under the sections and subsections entitled, “Proposal One: Election of Directors,” “Nominating and Corporate Governance Committee,” “Audit Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Guidelines” contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 12, 2015. The information required by this Item 10 regarding our executive officers appears as a Supplementary Item following Item 1 under Part I hereof.

Item 11. Executive Compensation.

The information required by this Item 11 is incorporated by reference to the information under the sections and subsections “Compensation Committee,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Executive Compensation” contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 12, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 (other than the information required by Item 201(d) of Regulation S-K which is set forth below) is incorporated by reference to the information under the heading “Security Ownership of Certain Beneficial Owners and Management” contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 12, 2015.

In October 1997, we adopted a Long-Term Incentive Plan for our employees, which expired on June 30, 2007. In May 2002, we adopted a Director Share Option Plan for our directors. In April 2005, we adopted a Directors’ Restricted Shares Plan. In April 2006, we adopted an Amended and Restated Long-Term Incentive Plan. In May 2010, we adopted an Amended Directors’ Restricted Share Plan and an Amended and Restated Long-Term Incentive Plan, as amended. In May 2013, we adopted an Amended Directors’ Restricted Shares Plan and an Amended and Restated Long-Term Incentive Plan, as amended, to increase the number of shares available for issuance under the plans. Our shareholders approved each plan. Equity compensation plan information, as of December 31, 2014, is as follows:

	Number of securities to be issued upon the exercise of outstanding share options	Weighted-average exercise price of outstanding share options	Number of securities remaining available for future issuance under equity compensation plans (A)
Equity compensation plans approved by shareholders	-	$-	1,659,329

Equity compensation plans not approved by shareholders	-	$-	-

(A)	Excludes 1,879,700 restricted Common Shares issued and outstanding to key employees pursuant to the Company’s Amended and Restated Long-Term Incentive Plan, as amended and 48,370 restricted Common Shares issued and outstanding to directors under the Amended Directors’ Restricted Share Plan as of December 31, 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated by reference to the information under the sections and subsections “Transactions with Related Persons” and “Director Independence” contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 12, 2015.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 is incorporated by reference to the information under the sections and subsections “Service Fees Paid to Independent Registered Accounting Firm” and “Pre-Approval Policy” contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 12, 2015.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K.

		Page in
		Form 10-K
(1)	Consolidated Financial Statements:
	Report of Independent Registered Public Accounting Firm	37
	Consolidated Balance Sheets as of December 31, 2014 and 2013	38
	Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012	39
	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2014, 2013 and 2012	40
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012	41
	Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2014, 2013 and 2012	42

	Notes to Consolidated Financial Statements	43

(2)	Financial Statement Schedule:
	Schedule II – Valuation and Qualifying Accounts	72

(3)	Exhibits:
	See the list of exhibits on the Index to Exhibits following the signature page.

(b)	The exhibits listed on the Index to Exhibits are filed as part of or incorporated by reference into this report.

(c)	Additional Financial Statement Schedules.

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONERIDGE, INC.

Date: March 13, 2015	/s/ GEORGE E. STRICKLER
George E. Strickler
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 13, 2015	/s/ JOHN C. COREY
John C. Corey President, Chief Executive Officer and Director (Principal Executive Officer)

Date: March 13, 2015	/s/ GEORGE E. STRICKLER
George E. Strickler
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date: March 13, 2015	/s/ WILLIAM M. LASKY
William M. Lasky Chairman of the Board of Directors

Date: March 13, 2015	/s/ JEFFREY P. DRAIME
Jeffrey P. Draime Director

Date: March 13, 2015	/s/ DOUGLAS C. JACOBS
Douglas C. Jacobs Director

Date: March 13, 2015	/s/ IRA C. KAPLAN
Ira C. Kaplan Director

Date: March 13, 2015	/s/ KIM KORTH
Kim Korth Director

Date: March 13, 2015	/s/ GEORGE S. MAYES, JR.
George S. Mayes, Jr. Director

Date: March 13, 2015	/s/ PAUL J. SCHLATHER
Paul J. Schlather Director

INDEX TO EXHIBITS

Exhibit Number	Exhibit

2.1	Share Purchase Agreement, dated November 22, 2011, by and among Stoneridge, Inc., Marcos Ferretti, Adriana Campos De Cerqueira Leite, Alphabet do Brasil Ltda., PST Eletronica S.A., and Sergio De Cerqueira Leite (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on January 5, 2012).

2.2	Asset Purchase Agreement, dated August 1, 2014, between Stoneridge, Inc. and Motherson Sumi Systems Ltd. (incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

2.3	Amendedment No. 1 to the Asset Purchase Agreement, July 31, 2014, between Stoneridge, Inc. and Motherson Sumi Systems Ltd. (incorporated by reference to Exhibit 2.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

3.1	Second Amended and Restated Articles of Incorporation of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

3.2	Amended and Restated Code of Regulations of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

4.1	Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.1	Directors' Restricted Shares Plan (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (No. 333-127017))*.

10.2	Form of Directors' Restricted Shares Plan Agreement, (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)*.

10.3	Employment Agreement between the Company and John C. Corey (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2006)*.

10.4	Form of 2006 Directors’ Restricted Shares Plan Grant Agreement (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on July 26, 2006)*.

10.5	Amended Annual Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 12, 2011)*.

10.6	Amended and Restated Change in Control Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)*.

10.7	Amended Employment Agreement between Stoneridge, Inc. and John C. Corey (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)*.

10.8	Amended and Restated Change in Control Agreement (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)*.

10.9	Form of Stoneridge, Inc. Long-Term Cash Incentive Plan – Grant Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)*.

Exhibit Number	Exhibit

10.10	Stoneridge, Inc. Long-Term Cash Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)*.

10.11	Stoneridge, Inc. Officers’ and Key Employees’ Severance Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 9, 2009)*.

10.12	Stoneridge, Inc. Form of Indemnification Agreement between the Company and John C. Corey, George E. Strickler, Kenneth A. Kure and James E. Malcolm (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.13	Stoneridge, Inc. Amended and Restated Long-Term Incentive Plan – Form of 2010 Restricted Shares Grant Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)*.

10.14	Stoneridge, Inc. Long-Term Cash Incentive Plan – Form of 2010 Phantom Share Grant Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)*.

10.15	Amended and Restated Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (No. 333-172002))*.

10.16	Amended Directors’ Restricted Share Plan (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (No. 333-172002))*.

10.17	First Amendment to the Stoneridge, Inc. Amended and Restated Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on May 8, 2013)*.

10.18	First Amendment to the Stoneridge, Inc. Amended Directors' Restricted Shares Plan (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on May 8, 2013)*.

10.19	Amended and Restated Change in Control Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 21, 2011)*.

10.20	Third Amended and Restated Credit Agreement by and among Stoneridge, Inc. and certain of its subsidiaries as Borrowers; PNC Bank, National Association, as Agent, an Issuer and Lead Arranger; and PNC Bank, National Association, JPMorgan Chase Bank, N.A., Compass Bank, Citizens Bank, National Association, The Huntington National Bank, U.S. Bank National Association, BMO Harris Bank, N.A., First Niagara Bank, N.A. and First Commonwealth Bank, as lenders, dated September 12, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 15, 2014)*.

Exhibit Number	Exhibit

14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

21.1	Principal Subsidiaries and Affiliates of the Company, filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm, filed herewith.

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

* - Reflects management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this Annual Report on Form 10-K.

