Form 10-Q
period 2015-03-31
STONERIDGE INC
filed 2015-05-07
CIK 1043337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☒No

The number of Common Shares, without par value, outstanding as of April 30, 2015 was 28,017,385.

STONERIDGE, INC. AND SUBSIDIARIES

INDEX		Page
PART I–FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2015 (Unaudited) and December 31, 2014	2
	Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2015 and 2014	3
	Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the Three Months Ended March 31, 2015 and 2014	4
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2015 and 2014	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	29

PART II–OTHER INFORMATION

Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Mine Safety Disclosures	30
Item 5.	Other Information	30
Item 6.	Exhibits	30

Signatures		30
Index to Exhibits		31

EX – 10.1
EX – 10.2
EX – 10.3
EX – 31.1
EX – 31.2
EX – 32.1
EX – 32.2

101	XBRL Exhibits:
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(in thousands)	2015	2014
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$23,869	$43,021
Accounts receivable, less reserves of $1,296 and $2,017, respectively	113,655	105,102
Inventories, net	71,942	71,253
Prepaid expenses and other current assets	26,902	26,135
Total current assets	236,368	245,511

Long-term assets:
Property, plant and equipment, net	83,405	85,311
Other assets:
Intangible assets, net	46,040	56,637
Goodwill	965	1,078
Investments and other long-term assets, net	10,543	10,214
Total long-term assets	140,953	153,240
Total assets	$377,321	$398,751

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of debt	$15,917	$19,655
Accounts payable	66,458	58,593
Accrued expenses and other current liabilities	37,728	42,066
Total current liabilities	120,103	120,314

Long-term liabilities:
Revolving credit facility	100,000	100,000
Long-term debt, net	7,471	10,651
Deferred income taxes	45,646	50,006
Other long-term liabilities	4,296	3,974
Total long-term liabilities	157,413	164,631

Shareholders' equity:
Preferred Shares, without par value, 5,000 shares authorized, none issued	-	-
Common Shares, without par value, 60,000 shares authorized, 28,900 and 28,853 shares issued and 28,018 and 28,221 shares outstanding at March 31, 2015 and December 31, 2014, respectively, with no stated value	-	-
Additional paid-in capital	196,029	192,892
Common Shares held in treasury, 882 and 632 shares at March 31, 2015 and December 31, 2014, respectively, at cost	(2,465)	(1,284)
Accumulated deficit	(52,535)	(54,879)
Accumulated other comprehensive loss	(59,545)	(45,473)
Total Stoneridge Inc. shareholders' equity	81,484	91,256
Noncontrolling interest	18,321	22,550
Total shareholders' equity	99,805	113,806
Total liabilities and shareholders' equity	$377,321	$398,751

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Three months ended March 31 (in thousands, except per share data)	2015	2014
Net sales	$162,825	$161,331
Costs and expenses:
Cost of goods sold	119,177	113,193
Selling, general and administrative	30,742	30,767
Design and development	9,780	10,937
Operating income	3,126	6,434
Interest expense, net	1,278	4,929
Equity in earnings of investee	(189)	(238)
Other (income) expense, net	(213)	1,915
Income (loss) before income taxes from continuing operations	2,250	(172)
Provision for income taxes from continuing operations	147	295
Income (loss) from continuing operations	2,103	(467)
Discontinued operations:
Income from discontinued operations, net of tax	-	1,053
Loss on disposal, net of tax	(168)	(96)
Income (loss) from discontinued operations	(168)	957
Net income	1,935	490
Net loss attributable to noncontrolling interest	(409)	(978)
Net income attributable to Stoneridge, Inc.	$2,344	$1,468

Earnings per share from continuing operations attributable to Stoneridge, Inc.:
Basic	$0.10	$0.02
Diluted	$0.09	$0.02
Earnings (loss) per share attributable to discontinued operations:
Basic	$(0.01)	$0.03
Diluted	$(0.01)	$0.03
Earnings per share attributable to Stoneridge, Inc.:
Basic	$0.09	$0.05
Diluted	$0.08	$0.05
Weighted-average shares outstanding:
Basic	27,146	26,854
Diluted	27,893	27,409

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

Three months ended March 31 (in thousands)	2015	2014

Net income	$1,935	$490
Less: Loss attributable to noncontrolling interest	(409)	(978)
Net income attributable to Stoneridge, Inc.	2,344	1,468

Other comprehensive income (loss), net of tax attributable to Stoneridge, Inc.:
Foreign currency translation	(14,962)	4,178
Benefit plan liability adjustment	(45)	-
Unrealized gain (loss) on derivatives	935	(143)
Other comprehensive income (loss), net of tax attributable to Stoneridge, Inc.	(14,072)	4,035

Comprehensive income (loss) attributable to Stoneridge, Inc.	$(11,728)	$5,503

The Company has combined comprehensive income (loss) from continuing operations and comprehensive income (loss) from discontinued operations herein.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three months ended March 31 (in thousands)	2015	2014

OPERATING ACTIVITIES:
Net income	$1,935	$490
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation	5,128	6,742
Amortization, including accretion of debt discount	1,085	1,434
Deferred income taxes	301	421
Earnings of equity method investee	(189)	(238)
(Gain) loss on sale of fixed assets	(14)	26
Share-based compensation expense	3,325	1,163
Loss on disposal of Wiring business, net of tax	168	96
Changes in operating assets and liabilities:
Accounts receivable, net	(15,821)	(16,425)
Inventories, net	(8,347)	(13,677)
Prepaid expenses and other	(2,501)	(4,285)
Accounts payable	11,938	6,316
Accrued expenses and other	(1,287)	1,746
Net cash used for operating activities	(4,279)	(16,191)

INVESTING ACTIVITIES:
Capital expenditures	(8,490)	(4,586)
Proceeds from sale of fixed assets	17	14
Net cash used for investing activities	(8,473)	(4,572)

FINANCING ACTIVITIES:
Proceeds from issuance of debt	2,073	10,592
Repayments of debt	(5,245)	(3,515)
Debt financing costs	(35)	-
Repurchase of Common Shares to satisfy employee tax withholding	(1,181)	(673)
Net cash (used for) provided by financing activities	(4,388)	6,404

Effect of exchange rate changes on cash and cash equivalents	(2,012)	(39)
Net change in cash and cash equivalents	(19,152)	(14,398)
Cash and cash equivalents at beginning of period	43,021	62,825

Cash and cash equivalents at end of period	$23,869	$48,427

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,241	$822
Cash paid for income taxes, net	$760	$310

Supplemental disclosure of non-cash operating and financing activities:
Change in fair value of interest rate swap	$-	$144
Bank payment of vendor payables under short-term debt obligations	$582	$-

The Company has combined cash flows from continuing operations and cash flows from discontinued operations within the operating, investing and financing categories.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

(1) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Stoneridge, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the SEC's rules and regulations. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.

While the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's 2014 Form 10-K.

The Company entered into an asset purchase agreement to divest its Wiring business including substantially all of its assets and liabilities during the second quarter of 2014. The sale was completed on August 1, 2014. The Wiring business has been classified as discontinued operations for all periods presented in the condensed consolidated financial statements. Accordingly, the Wiring business is excluded from both continuing operations and segment results for all periods presented. All previously reported financial information has been revised to conform to the current presentation. The Wiring business designed and manufactured wiring harness products and assembled instruments panels for sale principally to the commercial, agricultural and off-highway vehicle markets.

(2)  Recently Issued Accounting Standards

Accounting Standards Not Yet Adopted

In April 2015, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) 2015 – 03, “Simplifying the Presentation of Debt Issuance Costs,” which amends the current presentation of debt issuance costs in the financial statements. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, instead of as an asset.  The amendment is to be applied retrospectively and is effective for public companies for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. As the Company currently presents deferred financing costs within long-term assets, the adoption of the new guidance will result in the reclassification of debt issuance costs into long-term debt in the Company’s condensed consolidated balance sheets.

In January 2015, the FASB issued ASU 2015 – 01 “Income Statement – Extraordinary and Unusual Items,” that eliminates the concept of extraordinary items and their segregation from the results of ordinary operations and expands presentation and disclosure guidance to include items that are both unusual in nature and occur infrequently. The new accounting standard is effective for fiscal years beginning after December 15, 2015.  The Company will adopt this standard as of January 1, 2016 which is not expected to have a material impact on the Company’s condensed consolidated financial statements or disclosures.

In June 2014, the FASB issued ASU 2014 – 12 “Stock Compensation - Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period,” that requires performance targets that could be achieved after the requisite service period be treated as performance conditions that affect the vesting of the award.  The new accounting standard is effective for fiscal years beginning after December 15, 2015. The Company will adopt this standard as of January 1, 2016 which is not expected to have an impact on its condensed consolidated financial statements or financial statement disclosures.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers,” which is the new comprehensive revenue recognition standard that will supersede existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. To achieve this principle, an entity identifies the contract with a customer, identifies the separate performance obligations in the contract, determines the transaction price, allocates the transaction price to the separate performance obligations and recognizes revenue when each separate performance obligation is satisfied. This ASU allows for both retrospective and prospective methods of adoption and is currently effective for annual and interim periods beginning on or after December 15, 2016, with early adoption not permitted.  In April 2015, the FASB proposed a one-year deferral of the effective date of the standard. If approved, the new standard will become effective for annual and interim periods beginning after December 15, 2017 with early adoption on the original effective date permitted. The Company is currently evaluating the impact of adopting this standard on its condensed consolidated financial statements.

Accounting Standards Adopted

In April 2014, the FASB issued ASU No. 2014-08 “Presentation of Financial Statements and Property, Plant, and Equipment,” which amends the definition of a discontinued operation in ASC 205-20 and requires entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued-operations criteria. The new standard changes the definition of a discontinued operation and requires discontinued operations treatment for disposals of a component or group of components that represents a strategic shift that has or will have a major impact on an entity’s operations or financial results. This ASU was effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014. Early adoption was permitted. The Company adopted this ASU in May 2014 and applied it prospectively to new disposals and new classifications of disposal groups as held for sale including the Wiring business.

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

On August 1, 2014, the Company completed the sale of substantially all of the assets and liabilities of its Wiring business to Motherson for $71,386 in cash that consisted of the stated purchase price and estimated working capital on the closing date. The final purchase price is subject to post-closing working capital and other adjustments, which impacts the loss on disposal recorded in discontinued operations. The disputed items regarding the working capital and other adjustments that have not been amicably resolved between the Company and Motherson are being determined by an independent accountant in accordance with the asset purchase agreement, the resolution of which is expected to occur in the second quarter of 2015.

The Company also entered into short-term transition services agreements with Motherson expected to conclude in the second quarter of 2015 associated with information systems, accounting, administrative, occupancy and support services as well as contract manufacturing and production support in Estonia.

The Company had post-disposition sales to the Wiring business acquired by Motherson of $7,228 for the three months ended March 31, 2015. Post-disposition purchases by the Company from the Wiring business acquired by Motherson were $168 for the three months ended March 31, 2015.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

The following tables display summarized activity in our condensed consolidated statements of operations for discontinued operations related to the Wiring business.

Three months ended March 31	2015	2014
Net sales	$-	$75,059
Cost of goods sold	-	68,407
Selling, general and administrative	-	5,370
Interest expense, net	-	11
Other expense, net	-	31
Income from operations of discontinued operations before income taxes (A)	-	1,240
Income tax provision on discontinued operations	-	(187)
Income from discontinued operations, net of tax (C)	-	1,053

Loss on disposal (B)	(178)	(148)
Income tax benefit on loss on disposal	10	52
Loss on disposal, net of tax	(168)	(96)

Income (loss) from discontinued operations	$(168)	$957

(A)	The operations of the Wiring business were included only for the three months ended March 31, 2014 as the sale was completed on August 1, 2014.

(B)	Included in loss on disposal for the three months ended March 31, 2015 and 2014 were transaction costs of $46 and $148, respectively, and a working capital adjustment of $132 for the three months ended March 31, 2015.

(C)	Management fees, which had been reported in the Wiring business in prior periods, of $1,858 for the three months ended March 31, 2014 have been excluded as they were not directly attributable to the business.

Three months ended March 31, 2014
Depreciation and amortization	$1,255
Capital expenditures	479

Intercompany sales to the Wiring business were $7,780 for the three months ended March 31, 2014. Intercompany purchases from the Wiring business were $1,875 for the three months ended March 31, 2014.

(4) Inventories

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

	March 31,	December 31,
	2015	2014
Raw materials	$41,419	$41,767
Work-in-progress	9,681	8,779
Finished goods	20,842	20,707
Total inventories, net	$71,942	$71,253

Inventory valued using the FIFO method was $37,925 and $34,636 at March 31, 2015 and December 31, 2014, respectively. Inventory valued using the average cost method was $34,017 and $36,617 at March 31, 2015 and December 31, 2014, respectively.

(5) Financial Instruments and Fair Value Measurements

Financial Instruments

A financial instrument is cash or a contract that imposes an obligation to deliver, or conveys a right to receive cash or another financial instrument. The carrying values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of fair value because of the short maturity of these instruments.

Derivative Instruments and Hedging Activities

On March 31, 2015, the Company had open foreign currency forward contracts which are used solely for hedging and not for speculative purposes. Management believes that its use of these instruments to reduce risk is in the Company's best interest.  The counterparties to these financial instruments are financial institutions with investment grade credit ratings.

Foreign Currency Exchange Rate Risk

The Company conducts business internationally and therefore is exposed to foreign currency exchange rate risk. The Company uses derivative financial instruments as cash flow and fair value hedges to manage its exposure to fluctuations in foreign currency exchange rates by reducing the effect of such fluctuations on foreign currency denominated intercompany transactions, inventory purchases and other foreign currency exposures. The currencies hedged by the Company during 2015 and 2014 include the U.S. dollar, euro and Mexican peso.

These forward contracts were executed to hedge forecasted transactions and were accounted for as cash flow hedges. As such, the effective portion of the unrealized gain or loss was deferred and reported in the Company’s condensed consolidated balance sheets as a component of accumulated other comprehensive loss. The cash flow hedges were highly effective. The effectiveness of the transactions has been and will be measured on an ongoing basis using regression analysis and forecasted future purchases of the U.S. dollar and Mexican peso.

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

The Company's foreign currency forward contracts offset a portion of the gains and losses on the underlying foreign currency denominated transactions as follows:

Euro-denominated Foreign Currency Forward Contract

As of March 31, 2015 and December 31, 2014, the Company held a foreign currency forward contract with underlying notional amounts of $1,631 and $3,523, respectively, to reduce the exposure related to the Company's euro-denominated intercompany loans. This contract expires in June 2015. The euro-denominated foreign currency forward contract was not designated as a hedging instrument. The Company recognized a gain of $388 and a loss of $61 for the three months ended March 31, 2015 and 2014, respectively, in the condensed consolidated statements of operations as a component of other expense, net related to the euro-denominated contracts.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

U.S. dollar-denominated Foreign Currency Forward Contracts – Cash Flow Hedge

The Company entered into on behalf of one of its European Electronics subsidiaries whose functional currency is the euro, U.S. dollar-denominated currency contracts with a notional amount at March 31, 2015 of $3,205 which expire ratably on a monthly basis from April 2015 through December 2015, compared to $4,266 at December 31, 2014.

The Company entered into on behalf of one of its European Electronics subsidiaries whose functional currency is the Swedish krona, U.S. dollar-denominated currency contracts with a notional amount at March 31, 2015 of $8,801 which expire ratably on a monthly basis from April 2015 through December 2015, compared to $11,718 at December 31, 2014.

Mexican peso-denominated Foreign Currency Forward Contracts – Cash Flow Hedge

The Company holds Mexican peso-denominated foreign currency forward contracts with notional amounts at March 31, 2015 of $7,790 which expire ratably on a monthly basis from April 2015 through December 2015, compared to $10,282 at December 31, 2014.

Commodity Price Risk - Cash Flow Hedge

To mitigate the risk of future price volatility and, consequently, fluctuations in gross margins, the Company entered into fixed price commodity contracts with a financial institution to fix the cost of a portion of the Company’s copper purchases. Copper is a raw material used in many of the Company’s products.

The Company did not have any fixed price commodity contracts at March 31, 2015 compared to an aggregate notional amount of 317 pounds at December 31, 2014.

The unrealized gain or loss for the effective portion of the hedges were deferred and reported in the Company’s condensed consolidated balance sheets as a component of accumulated other comprehensive loss while the ineffective portion, if any, was reported in the condensed consolidated statements of operations. The effectiveness of the transactions is measured on an ongoing basis using regression analysis and forecasted future copper purchases. Based upon the results of the regression analysis, the Company has concluded that these cash flow hedges were highly effective.

Interest Rate Risk - Fair Value Hedge

The Company had a fixed-to-floating interest rate swap agreement (the “Swap”) with a notional amount of $45,000 to hedge its exposure to fair value fluctuations on a portion of its senior notes. The Swap was designated as a fair value hedge of the fixed interest rate obligation under the Company's $175,000 9.5% senior notes due October 15, 2017. Under the Swap, the Company paid a variable interest rate equal to the six-month London Interbank Offered Rate (“LIBOR”) plus 7.2% and it received a fixed interest rate of 9.5%.  The difference between amounts received and paid under the Swap was recognized as a component of interest expense, net on the condensed consolidated statements of operations.

In connection with the Company’s notice of redemption issued on September 15, 2014 to redeem all remaining outstanding senior notes, the interest rate fair value hedge was de-designated on that date. On October 23, 2014, the Company terminated the interest rate swap.

The Swap reduced interest expense by $225 for the three months ended March 31, 2014.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

The notional amounts and fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

			Prepaid expenses
		Notional	and other current assets /		Accrued expenses and
	Amounts (A)		other long-term assets		other current liabilities
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2015	2014	2015	2014	2015	2014
Derivatives designated as hedging instruments
Cash Flow Hedges:
Forward currency contracts	$19,796	$26,266	$1,510	$479	$574	$478

Derivatives not designated as hedging instruments
Forward currency contracts	$1,631	$3,523	-	-	$5	$13
Fixed price commodity contracts	-	317	-	-	-	$69

(A)	Notional amounts represent the gross contract / notional amount of the derivatives outstanding. The fixed price commodity contract notional amounts are in pounds.

Amounts recorded for the cash flow hedges in other comprehensive income (loss) and in net income for the three months ended March 31 are as follows:

	Gain (loss) recorded in other comprehensive income (loss)		Gain (loss) reclassified from other comprehensive income (loss) into net income
	2015	2014	2015	2014
Derivatives designated as cash flow hedges:
Forward currency contracts	$797	$118	$(138)	$(181)
Fixed price commodity contracts	-	(472)	-	(30)
Total derivatives designated as cash flow hedges	$797	$(354)	$(138)	$(211)

Gains and losses reclassified from other comprehensive income (loss) into net income were recognized in cost of goods sold in the Company's condensed consolidated statements of operations.

The net deferred gain of $936 on the cash flow hedge derivatives will be reclassified from other comprehensive income (loss) to the condensed consolidated statements of operations in 2015.  The Company has measured the ineffectiveness of the forward currency and commodity contracts and any amounts recognized in the condensed consolidated financial statements were immaterial for the three months ended March 31, 2015 and 2014.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

Fair Value Measurements

The following table presents our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the three levels of the fair value hierarchy based on the reliability of the inputs used.

	March 31,				December 31,
	2015				2014
	Fair values estimated using
		Level 1	Level 2	Level 3
	Fair value	inputs (A)	inputs (B)	inputs (C)	Fair value

Financial assets carried at fair value:
Interest rate swap contract	$-	$-	$-	$-	$-

Forward currency contracts	$1,510	$-	$1,510	$-	$479

Total financial assets carried at fair value	$1,510	$-	$1,510	$-	$479

Financial liabilities carried at fair value:
Forward currency contracts	$579	$-	$579	$-	$491
Fixed price commodity contracts	-	-	-	-	69

Total financial liabilities carried at fair value	$579	$-	$579	$-	$560

(A)	Fair values estimated using Level 1 inputs, which consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. The Company did not have any recurring fair value estimates using Level 1 inputs at March 31, 2015 or December 31, 2014.

(B)	Fair values estimated using Level 2 inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly and include among other things, quoted prices for similar assets or liabilities in markets that are active or inactive as well as inputs other than quoted prices that are observable. For forward currency and fixed price commodity, inputs include foreign currency exchange rates and commodity indexes.

(C)	Fair values estimated using Level 3 inputs consist of significant unobservable inputs. The Company did not have any recurring fair value estimates using Level 3 inputs at March 31, 2015 or December 31, 2014.

(6) Share-Based Compensation

Compensation expense for share-based compensation arrangements, which is recognized in the condensed consolidated statements of operations as a component of selling, general and administrative expenses, was $3,325, including $2,225 from the accelerated vesting in connection with the retirement of its former President and Chief Executive Officer, and $1,163 for the three months ended March 31, 2015 and 2014, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

(7) Debt

Debt consisted of the following at March 31, 2015 and December 31, 2014:

			Interest rates at
	March 31,	December 31,	March 31,
	2015	2014	2015	Maturity
Revolving Credit Facility
Credit facility	$100,000	$100,000	1.83%	September - 2019

Debt
PST short-term obligations	8,608	11,249	12.72% - 15.97%	Various 2015
PST long-term notes	12,726	16,770	4.00% - 8.00%	2016 - 2021
Suzhou note	1,452	1,450	6.72%	April - 2015
Other	602	837
Total debt	23,388	30,306
Less: current portion	(15,917)	(19,655)
Total long-term debt, net	$7,471	$10,651

Revolving Credit Facility

On November 2, 2007, the Company entered into an asset-based credit facility, which permits borrowing up to a maximum level of $100,000. The Company entered into an Amended and Restated Credit and Security Agreement and a Second Amended and Restated Credit and Security Agreement on September 20, 2010 and December 1, 2011, respectively.

On September 12, 2014, the Company entered into a Third Amended and Restated Credit Agreement (the “Amended Agreement”). The Amended Agreement provides for a $300,000 revolving credit facility, which replaces the Company’s existing $100,000 asset-based credit facility and includes a letter of credit subfacility, swing line subfacility and multicurrency subfacility. The amended revolving credit facility (the “Credit Facility”) also has an accordion feature which allows the Company to increase the availability by up to $80,000 upon the satisfaction of certain conditions. The Amended Agreement extends the termination date of the Company’s Credit Facility to September 12, 2019 from December 1, 2016. On March 26, 2015, the Company entered into Amendment No. 1 (the “Amendment”) to the Amended Agreement which modified the definition of Consolidated EBITDA to allow for the add back of cash premiums and other non-cash charges related to the amendment and restatement of the Amended Agreement and the early extinguishment of the Company’s 9.5% Senior Secured Notes totaling $10,507 both of which occurred in second half of 2014. Consolidated EBITDA is used in computing the Company’s leverage ratio and interest coverage ratio which are covenants within the Amended Agreement.

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

The Company was in compliance with all credit facility covenants at March 31, 2015 and December 31, 2014.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

Debt

On October 4, 2010, the Company issued $175,000 of senior secured notes which bore interest at an annual rate of 9.5% and were scheduled to mature on October 15, 2017.  On September 2, 2014, the Company redeemed $17,500, or 10.0%, of its senior secured notes at a price of 103.0% of the principal amount. On October 15, 2014, the Company redeemed the remaining $157,500 of its senior secured notes at a price of 104.75% of the principal amount discharging the corresponding senior notes indenture.

As a result of the redemption, the Company recognized a loss on extinguishment of debt of $10,507 in the second half of 2014, which included a premium of $8,006 and the acceleration of the remaining deferred financing costs of $597, original issue discount of $2,252 and de-designation date unrecognized gain on the interest rate swap of $348.

PST maintains several short-term obligations and long-term notes used for working capital purposes. The PST notes mature on July 15, 2017 and November 15, 2021 with interest payable quarterly at a fixed annual interest rate of 8.0% and 4.0%, respectively. PST’s other short-term obligations and long-term notes also have fixed interest rates. The weighted-average interest rates of short-term and long-term debt of PST at March 31, 2015 were 13.4% and 5.5%, respectively.  Depending on the specific note, interest is payable either monthly or annually. The PST debt at March 31, 2015 matures as follows: $13,863 in 2015, $2,252 in 2016, $2,099 in 2017, $1,174 in both 2018 and 2019, $403 in 2020 and $369 in 2021.

On February 25, 2014, the Company's wholly-owned subsidiary located in Suzhou, China entered into a term loan for 9,000 Chinese yuan (the “Suzhou note”) which matured in August 2014. On October 17, 2014, the subsidiary entered into a new term loan for 9,000 Chinese yuan (the "Suzhou note") which matured in April 2015. The U.S. dollar equivalent outstanding loan balance was $1,452 and $1,450 at March 31, 2014 and December 31, 2014, respectively, under these term loan agreements. The Suzhou note is included on the condensed consolidated balance sheets as a component of current portion of long-term debt. Interest is payable quarterly at 120.0% of the one-year lending rate published by The People's Bank of China.

The Company was in compliance with all note covenants at March 31, 2015 and December 31, 2014.

The Company's wholly-owned subsidiary located in Stockholm, Sweden, has an overdraft credit line which allows overdrafts on the subsidiary's bank account up to a maximum level of 20,000 Swedish krona, or $2,317 and $2,562, at March 31, 2015 and December 31, 2014, respectively. At March 31, 2015 and December 31, 2014, there was no balance outstanding on this bank account.

(8) Earnings (Loss) Per Share

Basic earnings (loss) per share was computed by dividing net income (loss) by the weighted-average number of Common Shares outstanding for each respective period. Diluted earnings (loss) per share was calculated by dividing net income (loss) by the weighted-average of all potentially dilutive Common Shares that were outstanding during the periods presented.

Weighted-average Common Shares outstanding used in calculating basic and diluted earnings (loss) per share were as follows:

Three months ended March 31	2015	2014
Basic weighted-average Common Shares outstanding	27,145,873	26,854,017
Effect of dilutive shares	746,806	554,764
Diluted weighted-average Common Shares outstanding	27,892,679	27,408,781

There were no options outstanding at March 31, 2015 or December 31, 2014.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

There were 234,450 and 466,650 performance-based restricted Common Shares outstanding at March 31, 2015 and 2014, respectively. There were also 710,235 and 374,400 performance-based right to receive Common Shares outstanding at March 31, 2015 and 2014, respectively. These performance-based restricted and right to receive Common Shares are included in the computation of diluted earnings per share based on the number of Common Shares that would be issuable if the end of the quarter were the end of the contingency period.

(9) Changes in Accumulated Other Comprehensive Loss by Component

	Foreign	Unrealized	Benefit
	currency	gain (loss)	plan
	translation	on derivatives	liability	Total
Balance at January 1, 2015	$(45,603)	$1	$129	$(45,473)

Other comprehensive income (loss) before reclassifications	(14,962)	797	(45)	(14,210)
Amounts reclassified from accumulated other comprehensive loss	-	138	-	138
Net other comprehensive income (loss), net of tax	(14,962)	935	(45)	(14,072)

Balance at March 31, 2015	$(60,565)	$936	$84	$(59,545)

Balance at January 1, 2014	$(30,335)	$(111)	$(12)	$(30,458)

Other comprehensive income (loss) before reclassifications	4,178	(354)	-	3,824
Amounts reclassified from accumulated other comprehensive loss	-	211	-	211
Net other comprehensive income (loss), net of tax	4,178	(143)	-	4,035

Balance at March 31, 2014	$(26,157)	$(254)	$(12)	$(26,423)

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

As a result of environmental studies performed at the Company’s former facility located in Sarasota, Florida, the Company became aware of soil and groundwater contamination at the site. The Company engaged an environmental engineering consultant to assess the level of contamination and to develop a remediation and monitoring plan for the site. Soil remediation at the site was completed during the year ended December 31, 2010. Ground water remediation will begin in the second quarter of 2015, as the remedial action plan has been approved by the Florida Department of Environmental Protection. During the three months ended March 31, 2015 and 2014, environmental remediation costs incurred were immaterial. At March 31, 2015 and December 31, 2014, the Company had accrued an undiscounted liability of $865 and $876, respectively, related to future remediation. At March 31, 2015 and December 31, 2014, $801 and $813, respectively, was recorded as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets while the remaining amount was recorded as a component of other long-term liabilities. A majority of the costs associated with the recorded liability will be incurred at the start of the groundwater remediation, with the balance relating to monitoring costs to be incurred over multiple years. Although the Company sold the Sarasota facility and related property in December 2011, the liability to remediate the site contamination remains the responsibility of the Company. Due to the ongoing site remediation, the closing terms of the sale agreement included a requirement for the Company to maintain a $2,000 letter of credit for the benefit of the buyer.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

In September 2013, a legal proceeding was initiated by Actia Automotive (“Actia”) in a French court (the tribunal de grande instance de Paris) alleging infringement of its patents by the Company’s Electronics segment. The euro (“€”) and U.S. dollar equivalent (“$”) that Actia is seeking is €14,000 ($15,000) for injunctive relief and monetary damages resulting from such alleged infringement. The Company believes that its products did not infringe on any of the patents claimed by Actia, and the claim is without merit. Therefore it is vigorously defending itself against these allegations. The Company believes the likelihood of loss is not probable. As such, no liability has been recorded for this claim. There have been no significant changes to the facts and circumstances related to this claim for the three months ended March 31, 2015.

On May 24, 2013, the State Revenue Services of São Paulo issued a tax deficiency notice against PST claiming that the vehicle tracking and monitoring services it provides should be classified as communication services, and therefore subject to the State Value Added Tax – ICMS. The State Revenue Services assessment imposed the 25.0% ICMS tax on all revenues of PST related to the vehicle tracking and monitoring services rendered during the period from January 2009 through December 2010. The Brazilian real (“R$”) and U.S. dollar equivalent (“$”) of the aggregate tax assessment is approximately R$92,500 ($28,800) which is comprised of Value Added Tax – ICMS of R$13,200 ($4,100), interest of R$11,400 ($3,600) and penalties of R$67,900 ($21,100).

The Company believes that the vehicle tracking and monitoring services are non-communication services, as defined under Brazilian tax law, subject to the municipal ISS tax, not communication services subject to state ICMS tax as claimed by the State Revenue Services of São Paulo. PST has, and will continue to collect the municipal ISS tax on the vehicle tracking and monitoring services in compliance with Brazilian tax law and will defend its tax position. PST has received a legal opinion that the merits of the case are favorable to PST, determining among other things that the imposition on the subsidiary of the State ICMS by the State Revenue Services of São Paulo is not in accordance with the Brazilian tax code. In April 2015, the Tribunal of Taxes and Imposts of the State of São Paulo ruled in favor of PST that its tracking and monitoring services are not subject to state ICMS tax. However, the written opinion of that tribunal has not yet been issued and is subject to appeal by the State Revenue Services of São Paulo to a higher court. Management believes, based on the legal opinion of the Company’s Brazilian legal counsel, the recent favorable legal ruling in favor of PST and the results of the Brazil Administrative Court's binding ruling in favor of another vehicle tracking and monitoring company related to the tax deficiency notice it received, the likelihood of loss is not probable although it may take years to resolve.  As a result of the above, as of March 31, 2015 and December 31, 2014, no accrual has been recorded with respect to the tax assessment.  An unfavorable judgment on this issue for the years assessed and for subsequent years could result in significant costs to PST and adversely affect its results of operations.

In addition, PST has civil, labor and other tax contingencies for which the likelihood of loss is deemed to be reasonably possible, but not probable, by the Company’s legal advisors in Brazil. As a result, no provision has been recorded with respect to these contingencies, which amounted to R$25,842 ($8,100) and R$37,237 ($14,000) at March 31, 2015 and December 31, 2014, respectively. An unfavorable outcome on these contingencies could result in significant cost to PST and adversely affect its results of operations.

Product Warranty and Recall

Amounts accrued for product warranty and recall claims are established based on the Company's best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet dates. These accruals are based on several factors including past experience, production changes, industry developments and various other considerations. The Company can provide no assurances that it will not experience material claims in the future or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued or beyond what the Company may recover from its suppliers. The current portion of product warranty and recall is included as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets. Product warranty and recall included $1,188 and $1,204 of a long-term liability at March 31, 2015 and December 31, 2014, respectively, which is included as a component of other long-term liabilities on the condensed consolidated balance sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

The following provides a reconciliation of changes in product warranty and recall liability:

Three months ended March 31	2015	2014
Product warranty and recall at beginning of period	$7,601	$6,414
Accruals for products shipped during period	1,381	1,122
Aggregate changes in pre-existing liabilities due to claim developments	(57)	258
Settlements made during the period	(1,745)	(540)
Product warranty and recall at end of period	$7,180	$7,254

(11) Income Taxes

The Company computes its consolidated income tax provision each quarter based on a projected annual effective tax rate, as required. The Company is required to reduce deferred tax assets by a valuation allowance if, based on all available evidence, it is considered more likely than not that some portion or all of the benefit of the deferred tax assets will not be realized in future periods.

When a company maintains a valuation allowance in a particular jurisdiction, no net tax expense will typically be provided on the income for that jurisdiction. Jurisdictions with projected income that maintain a valuation allowance typically will form part of the projected annual effective tax rate calculation discussed above. However, jurisdictions with a projected loss for the year that maintain a valuation allowance are excluded from the projected annual effective income tax rate calculation. Instead, the income tax for these jurisdictions is computed separately.

The Company also records the income tax impact of certain discrete, unusual or infrequently occurring items including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.

Therefore, the actual effective income tax rate during a particular quarter can vary significantly based upon the jurisdictional mix and timing of actual earnings compared to projected annual earnings, permanent items, earnings for those jurisdictions that maintain a valuation allowance, tax associated with jurisdictions excluded from the projected annual effective income tax rate calculation and discrete items.

The Company recognized an income tax provision of $147 and $295 from continuing operations for federal, state and foreign income taxes for the three months ended March 31, 2015 and 2014, respectively. The effective tax rate decreased from 171.5% in the first quarter of 2014 to 6.5% in the first quarter of 2015. The decrease in the tax provision and the effective tax rate for the three months ended March 31, 2015 compared to the same period for 2014 was primarily due to the improved earnings of the U.S. operations and reduced earnings of the European operations, which was partially offset by the smaller operating loss of PST. In addition, the Company recognized a discrete tax expense related to certain foreign operations during the first quarter of 2014 which did not recur in the first quarter of 2015.

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

Also, during the second quarter of 2014 the Company changed its segment operating performance metric in accordance with changes in the financial information reviewed and performance measured by the Company’s chief operating decision maker. As a result, the Company now uses operating income for financial reporting purposes. Historically, the Company used income before income taxes. The Company has revised the consolidated segment information for all periods presented to reflect this presentation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

The accounting policies of the Company's reportable segments are the same as those described in Note 2, “Summary of Significant Accounting Policies” of the Company's 2014 Form 10-K. The Company's management evaluates the performance of its reportable segments based primarily on revenues from external customers, capital expenditures and operating income. Inter-segment sales are accounted for on terms similar to those to third parties and are eliminated upon consolidation.

A summary of financial information by reportable segment is as follows:

Three months ended March 31	2015	2014
Net Sales:
Control Devices	$79,870	$77,324
Inter-segment sales	688	752
Control Devices net sales	80,558	78,076
Electronics	56,432	50,091
Inter-segment sales	4,966	11,757
Electronics net sales	61,398	61,848
PST	26,523	33,916
Inter-segment sales	-	-
PST net sales	26,523	33,916
Eliminations	(5,654)	(12,509)
Total net sales	$162,825	$161,331
Operating Income (Loss):
Control Devices	$9,605	$8,433
Electronics	3,424	4,782
PST	(2,650)	(2,542)
Unallocated Corporate (A)	(7,253)	(4,239)
Total operating income	$3,126	$6,434
Depreciation and Amortization:
Control Devices	$2,459	$2,371
Electronics	956	1,101
PST	2,687	3,169
Corporate	14	45
Total depreciation and amortization (B)	$6,116	$6,686
Interest Expense, net:
Control Devices	$85	$61
Electronics	45	199
PST	420	668
Corporate	728	4,001
Total interest expense, net	$1,278	$4,929
Capital Expenditures:
Control Devices	$4,035	$1,734
Electronics	1,938	647
PST	1,373	1,667
Corporate	1,144	59
Total capital expenditures	$8,490	$4,107

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

	March 31,	December 31,
	2015	2014
Total Assets:
Control Devices	$130,340	$115,703
Electronics	95,621	95,140
PST	132,048	159,980
Corporate (C)	267,571	279,013
Eliminations	(248,259)	(251,085)
Total assets	$377,321	$398,751

(A)	Unallocated Corporate expenses include, among other items, accounting, finance, legal, information technology costs as well as share-based compensation.
(B)	These amounts represent depreciation and amortization on property, plant and equipment and certain intangible assets.
(C)	Assets located at Corporate consist primarily of cash, intercompany loan receivables, equity investments and investments in subsidiaries.

The following table presents net sales and long-term assets for each of the geographic areas in which the Company operates:

Three months ended March 31	2015	2014
Net Sales:
North America	$89,753	$79,798
South America	26,523	33,916
Europe and Other	46,549	47,617
Total net sales	$162,825	$161,331

	March 31,	December 31,
	2015	2014
Long-term Assets:
North America	$56,370	$53,406
South America	70,708	85,433
Europe and Other	13,875	14,401
Total long-term assets	$140,953	$153,240

(13) Investments

Minda Stoneridge Instruments Ltd.

The Company has a 49% interest in Minda Stoneridge Instruments Ltd. (“Minda”), a company based in India that manufactures electronics, instrumentation equipment and sensors primarily for the motorcycle and commercial vehicle market. The investment is accounted for under the equity method of accounting. The Company's investment in Minda recorded as a component of investments and other long-term assets, net on the condensed consolidated balance sheets, was $6,899 and $6,653 at March 31, 2015 and December 31, 2014, respectively. Equity in earnings of Minda included in the condensed consolidated statements of operations was $189 and $238, for the three months ended March 31, 2015 and 2014, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

PST Eletrônica Ltda.

The Company has a 74% controlling interest in PST. Noncontrolling interest in PST decreased to $18,321 at March 31, 2015 due to comprehensive loss of $4,229 resulting from a proportionate share of its net loss of $409 and an unfavorable change in foreign currency translation of $3,820. Noncontrolling interest in PST increased to $39,907 at March 31, 2014 due to comprehensive income of $367 resulting from a favorable change in foreign currency translation of $1,345, partially offset by a proportionate share of its net loss of $978 for the three months ended March 31, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

We are a global designer and manufacturer of highly engineered electrical and electronic components, modules and systems for the automotive, commercial, motorcycle, off-highway and agricultural vehicle markets.

Segments

We are organized by products produced and markets served. Under this structure, our continuing operations have been reported utilizing the following segments:

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

During the second quarter of 2014 we entered into an asset purchase agreement to divest our Wiring business, which designed and manufactured wiring harness products and assembled instrument panels principally for the commercial, agricultural and off-highway vehicle markets. On August 1, 2014, the Company completed the sale of substantially all of the assets and liabilities of the Wiring business. As a result of the sale, this business is classified as discontinued operations in our condensed consolidated financial statements and no discussion and analysis of financial condition and results of operations is provided herein.

First Quarter Overview

The Company had income from continuing operations attributable to Stoneridge, Inc. of $2.5 million, or $0.09 per diluted share and a loss from discontinued operations attributable to Stoneridge, Inc. of $0.2 million, or $(0.01) per diluted share resulting in net income attributable to Stoneridge, Inc. of $2.3 million, or $0.08 per diluted share for the three months ended March 31, 2015.

Income from continuing operations attributable to Stoneridge. Inc. of $2.5 million, or $0.09 per diluted share for the three months ended March 31, 2015 increased by $2.0 million, or $0.07 per diluted share from $0.5 million, or $0.02 per diluted share for the three months ended March 31, 2014. The increase in income from continuing operations is primarily due to lower interest expense of $3.7 million resulting from the financing of our debt in the second half of 2014 and improvement in other income (expense), net primarily associated with a less unfavorable effect of foreign currency translation of $2.1 million. Also, our selling, general and administrative and design and development costs decreased primarily from a change in foreign currency exchange rates of $3.3 million which were partially offset by an increase in compensation expense as a result of the acceleration of vesting of share-based awards in connection with the retirement of our former President and Chief Executive Officer (“CEO”) which was $2.2 million. These were partially offset by a $4.5 million decrease in gross profit primarily in our Electronics and PST segments which was due to higher material costs and an unfavorable foreign currency translation both resulting from an unfavorable change in foreign currency exchange rates.

Net sales increased by $1.5 million, or 0.9%, from higher sales in our Electronics and Control Devices segments during the first quarter of 2015 which were substantially offset by lower sales in our PST segment. Electronics segment sales increased due to higher North American and European commercial vehicle product sales while our Control Devices segment sales increased due to higher North American and China automotive market sales. PST segment sales declined due to an unfavorable foreign currency translation and lower product sales volume.

At March 31, 2015 and December 31, 2014, we had cash and cash equivalents balance of $23.9 million and $43.0 million, respectively. The decrease was primarily due to higher working capital, capital expenditures and repayment of debt. At March 31, 2015 and December 31, 2014 we had $100.0 million in borrowings outstanding on our Credit Facility.

Outlook

The North American automotive vehicle market production is forecasted to be in the range of 17.0 million to 17.4 million units in 2015 compared to 17.0 million units produced in 2014. The improvement in the North American automotive vehicle market and sales of new products had a favorable effect on our Control Devices segment’s results during the first quarter of 2015. We expect this will continue for the remainder of 2015.

The North American commercial vehicle market is forecasted to improve for the remainder of 2015. We expect this to have a favorable effect on our Control Devices and Electronics segments.

The European commercial vehicle market is forecasted to have modest improvement throughout the remainder of 2015 which is expected to have a favorable effect on our Electronics segment.

Our PST segment revenues and operating performance continued to be weak due to a significant weakness of the Brazilian economy and automotive market. The International Monetary Fund (IMF) forecasts the Brazil gross domestic product to decline by 1.0% in 2015 and increase by only 1.0% in 2016. Based on the weakness in PST’s sales and operating performance in the first quarter of 2015 and lower forecasted growth of the Brazilian economy, PST’s sales and earnings growth expectations for the remainder of 2015 continue to be moderated. Since there is significant uncertainty regarding the timing and magnitude of a recovery in the Brazilian economy and automotive market, PST will continue to realign its cost structure to mitigate the effect on earnings of possible continued weakened product demand and unfavorable foreign currency exchange rates in 2015.

A significant portion of our sales are outside of the United States. These sales are generated by our non-U.S. based operations and therefore changes in foreign currency exchange rates can have a significant effect on our results of operations, which are presented in U.S. dollars. Our operating results have been negatively impacted by unfavorable changes in foreign currency exchange rates in 2014 and the first quarter of 2015 which may continue for the remainder of 2015.

Because of the competitive nature of the markets we serve, in the ordinary course of business we face pricing pressures from our customers. In response to these pricing pressures we have been able to effectively manage our production costs by the combination of lowering certain costs and limiting the increase of others, the net impact of which has not been material. However, if we are unable to effectively manage production costs in the future to mitigate future pricing pressures, our results of operations would be adversely affected.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

					Dollar
					increase /
Three months ended March 31	2015		2014		(decrease)
Net sales	$162,825	100.0%	$161,331	100.0%	$1,494
Costs and expenses:
Cost of goods sold	119,177	73.2	113,193	70.2	5,984
Selling, general and administrative	30,742	18.9	30,767	19.1	(25)
Design and development	9,780	6.0	10,937	6.7	(1,157)
Operating income	3,126	1.9	6,434	4.0	(3,308)
Interest expense, net	1,278	0.8	4,929	3.1	(3,651)
Equity in earnings of investee	(189)	(0.1)	(238)	(0.2)	49
Other expense (income), net	(213)	(0.2)	1,915	1.2	(2,128)
Income (loss) before income taxes from continuing operations	2,250	1.4	(172)	(0.1)	2,422
Provision for income taxes from continuing operations	147	0.1	295	0.2	(148)
Income (loss) from continuing operations	2,103	1.3	(467)	(0.3)	2,570
Discontinued operations:
Income from discontinued operations, net of tax	-	-	1,053	0.7	(1,053)
Loss on disposal, net of tax	(168)	(0.1)	(96)	(0.1)	(72)
Income (loss) from discontinued operations	(168)	(0.1)	957	0.6	(1,125)
Net income	1,935	1.2	490	0.3	1,445
Net loss attributable to noncontrolling interest	(409)	(0.2)	(978)	(0.6)	569
Net income attributable to Stoneridge, Inc.	$2,344	1.4%	$1,468	0.9%	$876

Net Sales. Net sales for our reportable segments, excluding inter-segment sales, are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Three months ended March 31	2015		2014		(decrease)	(decrease)
Control Devices	$79,870	49.0%	$77,324	47.9%	$2,546	3.3%
Electronics	56,432	34.7	50,091	31.1	6,341	12.7%
PST	26,523	16.3	33,916	21.0	(7,393)	(21.8)%
Total net sales	$162,825	100.0%	$161,331	100.0%	$1,494	0.9%

Our Control Devices segment net sales increased primarily due to new product sales in our North American automotive market and higher volume in our China automotive market of $1.9 million and $1.3 million, respectively, partially offset by lower volume in our commercial vehicle market during the first quarter of 2015 when compared to the first quarter of 2014.

Our Electronics segment net sales increased primarily due to an increase in sales of our North American and European commercial vehicle products of $8.7 million and $6.4 million, respectively, partially resulting from higher volume related to post-disposition sales to the Wiring business acquired by Motherson of $7.1 million, which were partially offset by an unfavorable change in foreign currency translation of $8.7 million.

Our PST segment net sales decreased primarily due to an unfavorable change in foreign currency translation which reduced sales by $5.5 million, or 16.3%, and lower product volume. PST’s audio and car alarm sales volume declined while monitoring service revenues increased.

Net sales by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Three months ended March 31	2015		2014		(decrease)	(decrease)
North America	$89,753	55.1%	$79,798	49.5%	$9,955	12.5%
South America	26,523	16.3	33,916	21.0	(7,393)	(21.8)%
Europe and Other	46,549	28.6	47,617	29.5	(1,068)	(2.2)%
Total net sales	$162,825	100.0%	$161,331	100.0%	$1,494	0.9%

The increase in North American net sales was primarily attributable to increased sales volume in our North American commercial vehicle and automotive markets of $8.4 million and $1.9 million, respectively. Our decrease in net sales in South America was primarily due to the negative impact of unfavorable foreign currency translation and lower product sales volume. Our decrease in net sales in Europe and Other was primarily due to an unfavorable change in foreign currency translation of $8.7 million, which was substantially offset by increased sales of European commercial vehicle and Chinese automotive market products of $6.4 million and $1.3 million, respectively.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased by 5.3% primarily related to higher material costs resulting from unfavorable changes in foreign currency exchange rates. Our material cost as a percentage of net sales increased to 51.6% for the first quarter of 2015 compared to 47.9% for the first quarter of 2014. As a result, our gross margin decreased to 26.8% for the first quarter of 2015 compared to 29.8% for the first quarter of 2014. The higher material costs and lower gross margin were primarily due to unfavorable changes in foreign currency exchange rates in our Electronics and PST segments, which were partially offset by lower direct material costs in our Control Devices segment resulting from a favorable mix of products sold.

Our Control Devices segment gross margin increased due to the benefit of increased sales volume and a favorable mix of products sold, which was partially offset by higher warranty costs.

Our Electronics segment gross margin decreased primarily due to higher material costs resulting from an unfavorable change in foreign currency exchange rates.

Our PST segment gross margin remained flat as higher material costs resulting from an unfavorable change in foreign currency exchange rates were offset by a favorable sales mix.

Selling, General and Administrative (“SG&A”). SG&A expenses remained consistent with the first quarter of 2014 as lower SG&A costs in our Electronics and PST segments were offset by higher share-based and performance-based compensation expense. SG&A costs in our Electronics and PST segments decreased primarily as a result of a change in foreign currency exchange rates while share-based compensation increased in connection with the accelerated vesting associated with the retirement of our former President and CEO, which was $2.2 million.

Design and Development. Design and development costs decreased by $1.2 million primarily as a result of a change in foreign currency exchange rates in our Electronics and PST segments while the Control Devices segment had lower product development costs.

Operating Income (Loss). Operating income is summarized in the following table by continuing reportable segment (in thousands):

			Dollar	Percent
			increase /	increase /
Three months ended March 31	2015	2014	(decrease)	(decrease)
Control Devices	$9,605	$8,433	$1,172	13.9%
Electronics	3,424	4,782	(1,358)	(28.4)%
PST	(2,650)	(2,542)	(108)	(4.2)%
Unallocated corporate	(7,253)	(4,239)	(3,014)	(71.1)%
Operating income	$3,126	$6,434	$(3,308)	(51.4)%

Our Control Devices segment operating income increased primarily due to an increase in sales, a favorable change in product mix and lower design and development costs.

Our Electronics segment operating income decreased due to a decrease in gross profit as material costs increased, which was partially offset by lower SG&A and design and development costs all of which were a result of fluctuations in foreign currency exchange rates.

Our PST segment operating income decreased slightly as lower sales and gross profit resulting from an unfavorable change in foreign currency exchange rates and lower product volume were substantially offset by lower SG&A and design and development costs.

Our unallocated corporate operating loss increased primarily due to higher share-based compensation as a result of the acceleration of the vesting associated with the retirement of our President and CEO of $2.2 million as well as higher performance-based compensation.

Operating income (loss) by geographic location is summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Three months ended March 31	2015		2013		(decrease)	(decrease)
North America	$3,865	123.7%	$5,653	87.8%	$(1,788)	(31.6)%
South America	(2,650)	(84.8)	(2,542)	(39.5)	(108)	4.2%
Europe and Other	1,911	61.1	3,323	51.7	(1,412)	(42.5)%
Operating income	$3,126	100.0%	$6,434	100.0%	$(3,308)	(51.4)%

North American operating income includes interest expense, net of approximately $0.7 million and $3.9 million for the quarters ended March 31, 2015 and 2014, respectively.

Our North American operating results decreased primarily due to higher share-based compensation expense as a result of the acceleration of the vesting of share-based awards in connection with the retirement of our former President and CEO, which was partially offset by increased sales in the North American commercial vehicle and automotive markets and a favorable change in product mix. The decrease in profitability in South America was primarily due to an unfavorable change in foreign currency exchange rates and lower sales volume. Our results in Europe and Other were negatively affected by higher material costs resulting from an unfavorable change in foreign currency exchange rates related to our Electronics segment.

Interest Expense, net. Interest expense, net decreased by $3.7 million during the first quarter of 2015 when compared to the prior year first quarter primarily due to a lower average debt balance outstanding and a lower weighted-average interest rate. We redeemed our $175.0 million 9.5% senior secured notes in September and October 2014 using borrowings of $100.0 million on our Credit Facility (which bore annual interest of approximately 1.8% in the first quarter of 2015), proceeds from the sale of the Wiring business and existing cash.

Equity in Earnings of Investee. Equity earnings for Minda was $0.2 million for the three months ended March 31, 2015 and 2014, respectively.

Other Expense (Income), net. Other expense (income), net was ($0.2) million for the first quarter of 2015 compared to $1.9 million for the first quarter of 2014 due to less volatility in certain foreign exchange rates in the current period. Our PST segment was unfavorably affected by a significant foreign currency translation loss related to the Argentinian peso in the first quarter of 2014 which did not recur in the first quarter of 2015. We record certain foreign currency transaction and forward currency hedge contract gains and losses as a component of other expense (income), net on the condensed consolidated statement of operations.

Provision for Income Taxes from Continuing Operations. We recognized an income tax provision of $0.1 million and $0.3 million for federal, state and foreign income taxes for the first quarter of 2015 and 2014, respectively. The effective tax rate decreased from 171.5% in the first quarter of 2014 to 6.5% in the first quarter of 2015. The decrease in the tax provision and the effective tax rate for the three months ended March 31, 2015 compared to the same period for 2014 was primarily due to the improved earnings of our U.S. operations and reduced earnings of our European operations which was partially offset by the smaller operating loss at PST. In addition, we recognized a discrete tax expense related to certain foreign operations during the first quarter of 2014 which did not recur in the first quarter of 2015.

We will continue to maintain a full valuation allowance on our U.S. deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance. As a result of the sale of the Wiring business and debt refinancing during the second half of 2014 and anticipated future earnings, we believe that there may be a reasonable possibility that sufficient positive evidence could develop within the next 12 months that may allow us to reach a conclusion that some or all of the valuation allowance on our U.S. deferred tax assets will no longer be needed. Reversal of some or all of the U.S. valuation allowance would result in the recognition of certain deferred tax assets and an income tax benefit in the period the reversal is recorded. However, the exact timing and amount of the valuation allowance reversal are subject to change on the basis of the level of profitability that we are able to actually achieve.

Liquidity and Capital Resources

Summary of Cash Flows (in thousands):

			Dollar
			increase /
	2015	2014	(decrease)
Net cash provided by (used for):
Operating activities	$(4,279)	$(16,191)	$11,912
Investing activities	(8,473)	(4,572)	(3,901)
Financing activities	(4,388)	6,404	(10,792)
Effect of exchange rate changes on cash and cash equivalents	(2,012)	(39)	(1,973)
Net change in cash and cash equivalents	$(19,152)	$(14,398)	$(4,754)

The decrease in cash used for operating activities for the first three months of 2015 compared to the same period in 2014 was primarily due to lower working capital required as a result of the sale of the Wiring business in August 2014 and an increase in net income. Our receivable terms and collections rates have remained consistent between periods presented.

The increase in net cash used for investing activities for the first three months of 2015 is due to the increase in capital expenditures.

The increase in net cash used for financing activities was primarily due to lower borrowings and an increase in principal payments on debt of $8.5 million and $1.7 million, respectively.

As outlined in Note 7 to our condensed consolidated financial statements, our Credit Facility permits borrowing up to a maximum level of $300.0 million which includes an accordion feature which allows the Company to increase the availability by up to $80.0 million upon the satisfaction of certain conditions. This variable rate facility provides the flexibility to refinance other outstanding debt or finance acquisitions through September 2019. The Credit Facility contains certain financial covenants that require the Company to maintain less than a maximum leverage ratio and more than a minimum interest coverage ratio. The Credit Facility also contains affirmative and negative covenants and events of default that are customary for credit arrangements of this type including covenants which place restrictions and/or limitations on the Company’s ability to borrow money, make capital expenditures and pay dividends. The Credit Facility had an outstanding balance of $100.0 million at March 31, 2015. The Company was in compliance with all covenants at March 31, 2015. The covenants included in our Credit Facility to date have not and are not expected to limit our financing flexibility.

PST maintains several short-term obligations and long-term loans used for working capital purposes. At March 31, 2015, there was $21.3 million outstanding on the PST term loans.  The PST loans at March 31, 2015 mature as follows: $13.9 million in 2015, $2.2 million in 2016, $2.1 million in 2017, $1.2 million in both 2018 and 2019, $0.4 million in 2020 and $0.3 million in 2021.

The term loan for our Suzhou, China subsidiary is in the amount of 9.0 million Chinese yuan and matured in April 2015. The U.S. dollar equivalent outstanding loan balance was $1.5 million at March 31, 2015. The Suzhou note is included on the condensed consolidated balance sheets as a component of current portion of long-term debt. Interest is payable quarterly at 120.0% of the one-year lending rate published by The People's Bank of China.

The Company's wholly owned subsidiary located in Stockholm, Sweden, has an overdraft credit line which allows overdrafts on the subsidiary's bank account up to a maximum level of 20.0 million Swedish krona, or $2.3 million, at March 31, 2015. At March 31, 2015, there were no overdrafts on the bank account.

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

At March 31, 2015, we had a cash and cash equivalents balance of approximately $23.9 million, of which $6.9 million was held in the United States and $17.0 million was held in foreign locations. The decrease from $43.0 million at December 31, 2014 was due to higher working capital, capital expenditures and repayment of debt.

Commitments and Contingencies

See Note 10 to the condensed consolidated financial statements for disclosures of the Company’s commitments and contingencies.

Seasonality

Our Control Devices and Electronics segments are not typically affected by seasonality, however the demand for our PST segment consumer products is typically higher in the second half of the year, the fourth quarter in particular.

Critical Accounting Policies and Estimates

The Company's critical accounting policies, which include management's best estimates and judgments, are included in Part II, Item 7, to the consolidated financial statements of the Company's 2014 Form 10-K. These accounting policies are considered critical as disclosed in the Critical Accounting Policies and Estimates section of Management's Discussion and Analysis of the Company's 2014 Form 10-K because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates.

Information regarding other significant accounting policies is included in Note 2 to our consolidated financial statements in Item 8 of Part II of the Company’s 2014 Form 10-K.

Inflation and International Presence

Given the current economic conditions of countries and recent fluctuations in certain foreign currency exchange rates and commodity prices, we believe that a negative change in such items could significantly affect our profitability.

Forward-Looking Statements

Portions of this report contain “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, our directors or officers with respect to, among other things, our (i) future product and facility expansion, (ii) acquisition or divestiture strategy, (iii) investments and new product development, and (iv) growth opportunities related to awarded business. Forward-looking statements may be identified by the words “will,” “may,” “should,” “designed to,” “believes,” “plans,” “projects,” “intends,” “expects,” “estimates,” “anticipates,” “continue,” and similar words and expressions. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other factors:

•	the reduced purchases, loss or bankruptcy of a major customer;

•	the costs and timing of facility closures, business realignment, or similar actions;

•	a significant change in automotive, commercial, motorcycle, off-highway or agricultural vehicle production;

•	competitive market conditions and resulting effects on sales and pricing;

•	the impact on changes in foreign currency exchange rates on sales, costs and results, particularly the Brazilian real, euro, Argentinian peso, Swedish krona and Mexican peso;

•	our ability to achieve cost reductions that offset or exceed certain customer-mandated selling price reductions;

•	a significant change in general economic conditions in any of the various countries in which we operate;

•	labor disruptions at our facilities or at any of our significant customers or suppliers;

•	the ability of our suppliers to supply us with parts and components at competitive prices on a timely basis;

•	the amount of our indebtedness and the restrictive covenants contained in the agreements governing our indebtedness, including our credit facility;

•	customer acceptance of new products;

•	capital availability or costs, including changes in interest rates or market perceptions;

•	the failure to achieve the successful integration of any acquired company or business; and

•	those items described in Part I, Item IA (“Risk Factors”) of the Company's 2014 Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk presented within Part II, Item 7A of the Company's 2014 Form 10-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2015, an evaluation was performed under the supervision and with the participation of the Company's management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the PEO and PFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three months ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1. Legal Proceedings.

We are involved in certain legal actions and claims arising in the ordinary course of business. Although it is not possible to predict with certainty the outcome of these matters, we do not believe that any of the litigation in which we are currently engaged, either individually or in the aggregate, will have a material adverse effect on our business, consolidated financial position or results of operations. We are subject to a tax assessment in Brazil related to value added taxes on vehicle tracking and monitoring services for which the likelihood of loss is not probable although it may take years to resolve. We are also subject to litigation regarding patent infringement. We are also subject to the risk of exposure to product liability claims in the event that the failure of any of our products causes personal injury or death to users of our products and there can be no assurance that we will not experience any material product liability losses in the future. In addition, if any of our products prove to be defective, we may be required to participate in a government-imposed or customer OEM-instituted recall involving such products. See additional details of these matters in Note 10 to the condensed consolidated financial statements.

Item 1A. Risk Factors.

There have been no material changes with respect to risk factors previously disclosed in the Company's 2014 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to repurchases of Common Shares made by us during the three months ended March 31, 2015. These shares were delivered to us by employees as payment for the withholding taxes due upon vesting of restricted share awards:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
1/1/15-1/31/15	-	-	N/A	N/A
2/1/15-2/28/15	92,504	$12.77	N/A	N/A
3/1/15-3/31/15	-	-	N/A	N/A
Total	92,504

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

STONERIDGE, INC.

Date: May 7, 2015	/s/ Jonathan B. DeGaynor
Jonathan B. DeGaynor President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2015	/s/ George E. Strickler
George E. Strickler
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit

10.1	Stoneridge, Inc. Amendment No. 1 to the Third Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 31, 2015).

10.2	Agreement Upon Retirement between the Company and its former President and Chief Executive Officer, John Corey (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 19, 2015).

10.3	Employment Agreement between the Company and Jonathan DeGaynor, the newly appointed President and Chief Executive Officer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 19, 2015).

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

