Form 10-Q
period 2015-06-30
STONERIDGE INC
filed 2015-08-03
CIK 1043337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2015

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

The number of Common Shares, without par value, outstanding as of July 24, 2015 was 27,913,194.

STONERIDGE, INC. AND SUBSIDIARIES

EX – 31.1
EX – 31.2
EX – 32.1
EX – 32.2

101	XBRL Exhibits:
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(in thousands)	2015	2014
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$22,860	$43,021
Accounts receivable, less reserves of $1,464 and $2,017, respectively	114,456	105,102
Inventories, net	82,117	71,253
Prepaid expenses and other current assets	26,924	26,135
Total current assets	246,357	245,511

Long-term assets:
Property, plant and equipment, net	86,930	85,311
Other assets:
Intangible assets, net	46,697	56,637
Goodwill	1,003	1,078
Investments and other long-term assets, net	10,511	10,214
Total long-term assets	145,141	153,240
Total assets	$391,498	$398,751

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of debt	$20,618	$19,655
Accounts payable	66,682	58,593
Accrued expenses and other current liabilities	39,832	42,066
Total current liabilities	127,132	120,314

Long-term liabilities:
Revolving credit facility	100,000	100,000
Long-term debt, net	7,014	10,651
Deferred income taxes	45,157	50,006
Other long-term liabilities	3,741	3,974
Total long-term liabilities	155,912	164,631

Shareholders' equity:
Preferred Shares, without par value, 5,000 shares authorized, none issued	-	-
Common Shares, without par value, 60,000 shares authorized, 28,900 and 28,853 shares issued and 27,913 and 28,221 shares outstanding at June 30, 2015 and December 31, 2014, respectively, with no stated value	-	-
Additional paid-in capital	197,042	192,892
Common Shares held in treasury, 987 and 632 shares at June 30, 2015 and December 31, 2014, respectively, at cost	(4,134)	(1,284)
Accumulated deficit	(45,556)	(54,879)
Accumulated other comprehensive loss	(57,251)	(45,473)
Total Stoneridge Inc. shareholders' equity	90,101	91,256
Noncontrolling interest	18,353	22,550
Total shareholders' equity	108,454	113,806
Total liabilities and shareholders' equity	$391,498	$398,751

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2015	2014	2015	2014

Net sales	$165,289	$162,099	$328,114	$323,430

Costs and expenses:
Cost of goods sold	119,343	113,814	238,520	227,007
Selling, general and administrative	28,482	31,617	59,224	62,383
Design and development	10,049	10,589	19,829	21,527
Goodwill impairment	-	29,300	-	29,300

Operating income (loss)	7,415	(23,221)	10,541	(16,787)

Interest expense, net	1,658	5,072	2,936	10,001
Equity in earnings of investee	(143)	(144)	(332)	(382)
Other (income) expense, net	(47)	330	(260)	2,246

Income (loss) before income taxes from continuing operations	5,947	(28,479)	8,197	(28,652)

Provision (benefit) for income taxes from continuing operations	(381)	90	(234)	385

Income (loss) from continuing operations	6,328	(28,569)	8,431	(29,037)

Discontinued operations:
Income from discontinued operations, net of tax	-	594	-	1,647
Gain (loss) on disposal, net of tax	55	(1,138)	(113)	(1,233)

Income (loss) from discontinued operations	55	(544)	(113)	414

Net income (loss)	6,383	(29,113)	8,318	(28,623)

Net loss attributable to noncontrolling interest	(596)	(7,221)	(1,005)	(8,199)

Net income (loss) attributable to Stoneridge, Inc.	$6,979	$(21,892)	$9,323	$(20,424)

Earnings (loss) per share from continuing operations attributable to Stoneridge, Inc.:
Basic	$0.26	$(0.79)	$0.35	$(0.78)
Diluted	$0.25	$(0.79)	$0.34	$(0.78)

Earnings (loss) per share attributable to discontinued operations:
Basic	$0.00	$(0.02)	$0.00	$0.02
Diluted	$0.00	$(0.02)	$0.00	$0.02

Earnings (loss) per share attributable to Stoneridge, Inc.:
Basic	$0.26	$(0.81)	$0.35	$(0.76)
Diluted	$0.25	$(0.81)	$0.34	$(0.76)

Weighted-average shares outstanding:
Basic	27,308	26,934	27,227	26,894
Diluted	27,945	26,934	27,863	26,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014

Net income (loss)	$6,383	$(29,113)	$8,318	$(28,623)
Less: Loss attributable to noncontrolling interest	(596)	(7,221)	(1,005)	(8,199)
Net income (loss) attributable to Stoneridge, Inc.	6,979	(21,892)	9,323	(20,424)

Other comprehensive income (loss), net of tax attributable to Stoneridge, Inc.:
Foreign currency translation	3,022	2,186	(11,940)	6,364
Benefit plan liability adjustment	-	-	(45)	-
Unrealized gain (loss) on derivatives	(728)	238	207	95
Other comprehensive income (loss), net of tax attributable to Stoneridge, Inc.	2,294	2,424	(11,778)	6,459

Comprehensive income (loss) attributable to Stoneridge, Inc.	$9,273	$(19,468)	$(2,455)	$(13,965)

The Company has combined comprehensive income (loss) from continuing operations and comprehensive income (loss) from discontinued operations herein.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six months ended June 30	2015	2014

OPERATING ACTIVITIES:
Net income (loss)	$8,318	$(28,623)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation	9,998	13,322
Amortization, including accretion of debt discount	2,101	2,958
Deferred income taxes	(1,355)	572
Earnings of equity method investee	(332)	(382)
Loss on sale of fixed assets	59	18
Share-based compensation expense	4,482	2,300
Goodwill impairment	-	29,300
Loss on disposal of Wiring business	113	-
Wiring business asset group write-down	-	1,000
Changes in operating assets and liabilities, net of effect of business acquisition:
Accounts receivable, net	(14,637)	(10,626)
Inventories, net	(16,920)	(15,253)
Prepaid expenses and other	(2,920)	(3,433)
Accounts payable	12,935	3,931
Accrued expenses and other	(210)	(2,143)
Net cash provided by (used for) operating activities	1,632	(7,059)

INVESTING ACTIVITIES:
Capital expenditures	(15,229)	(12,605)
Proceeds from sale of fixed assets	36	73
Payment for working capital adjustment related to Wiring sale	(1,230)	-
Business acquisitions	(469)	(1,022)
Net cash used for investing activities	(16,892)	(13,554)

FINANCING ACTIVITIES:
Proceeds from issuance of debt	12,088	13,067
Repayments of debt	(14,206)	(7,465)
Noncontrolling interest shareholder distribution	-	(1,083)
Other financing costs	(49)	-
Repurchase of Common Shares to satisfy employee tax withholding	(1,181)	(664)
Net cash (used for) provided by financing activities	(3,348)	3,855

Effect of exchange rate changes on cash and cash equivalents	(1,553)	(310)
Net change in cash and cash equivalents	(20,161)	(17,068)
Cash and cash equivalents at beginning of period	43,021	62,825

Cash and cash equivalents at end of period	$22,860	$45,757

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,867	$9,656
Cash paid for income taxes, net	$1,185	$1,123

Supplemental disclosure of non-cash operating and financing activities:
Change in fair value of interest rate swap	$-	$106
Bank payment of vendor payables under short-term debt obligations	$2,955	$-

The Company has combined cash flows from continuing operations and cash flows from discontinued operations within the operating, investing and financing categories.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

(1) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Stoneridge, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the SEC's rules and regulations. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year.

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

(2)  Recently Issued Accounting Standards

Accounting Standards Not Yet Adopted

In April 2015, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) 2015 – 03, “Simplifying the Presentation of Debt Issuance Costs,” which amends the current presentation of debt issuance costs in the balance sheet. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, instead of as an asset.  The recognition and measurement of debt issuance costs are not affected by the amendments in this ASU. The amendment is to be applied retrospectively and is effective for public companies for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. As the Company currently presents deferred financing costs, which had a balance of $1,622 at June 30, 2015, within long-term assets, the adoption of the new guidance is expected to result in the reclassification of debt issuance costs into long-term debt in the Company’s condensed consolidated balance sheets.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers,” which is the new comprehensive revenue recognition standard that will supersede existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. To achieve this principle, an entity identifies the contract with a customer, identifies the separate performance obligations in the contract, determines the transaction price, allocates the transaction price to the separate performance obligations and recognizes revenue when each separate performance obligation is satisfied. This ASU allows for both retrospective and prospective methods of adoption.  In July 2015, the FASB approved a one-year deferral of the effective date of the standard. As such, the new standard will become effective for annual and interim periods beginning after December 15, 2017 with early adoption on the original effective date permitted. The Company is currently evaluating the impact of adopting this standard on its condensed consolidated financial statements.

Accounting Standards Adopted

In April 2014, the FASB issued ASU No. 2014-08 “Presentation of Financial Statements and Property, Plant, and Equipment,” which amends the definition of a discontinued operation in ASC 205-20 and requires entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued-operations criteria. The new standard changes the definition of a discontinued operation and requires discontinued operations treatment for disposals of a component or group of components that represents a strategic shift that has or will have a major impact on an entity’s operations or financial results. This ASU was effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014. Early adoption was permitted. The Company adopted this ASU in May 2014 and applied it prospectively to new disposals and new classifications of disposal groups as held for sale including the sale of the Wiring business.

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

On August 1, 2014, the Company completed the sale of substantially all of the assets and liabilities of its Wiring business to Motherson for $71,386 in cash that consisted of the stated purchase price and estimated working capital on the closing date. The final purchase price was subject to post-closing working capital and other adjustments. Upon the final resolution of the working capital and other adjustments in the second quarter of 2015, the Company returned $1,230 in cash to Motherson.

The Company also entered into short-term transition services agreements with Motherson substantially all of which concluded in the second quarter of 2015 associated with information systems, accounting, administrative, occupancy and support services as well as contract manufacturing and production support in Estonia.

The Company had post-disposition sales to the Wiring business acquired by Motherson of $7,047 and $14,275 for the three and six months ended June 30, 2015, respectively. Post-disposition purchases by the Company from the Wiring business acquired by Motherson were $173 and $341 for the three and six months ended June 30, 2015, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

The following tables display summarized activity in our condensed consolidated statements of operations for discontinued operations related to the Wiring business:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net sales	$-	$71,234	$-	$146,293
Cost of goods sold (B)	-	64,711	-	133,118
Selling, general and administrative (B)	-	5,228	-	10,597
Interest expense, net	-	15	-	26
Other expense, net	-	58	-	89
Income from operations of discontinued operations before income taxes (A) (B)	-	1,222	-	2,463
Income tax provision on discontinued operations	-	(628)	-	(816)
Income from discontinued operations, net of tax (C)	-	594	-	1,647

Gain (loss) on disposal (C)	67	(1,750)	(112)	(1,897)
Income tax (provision) benefit on gain (loss) on disposal	(12)	612	(1)	664
Gain (loss) on disposal, net of tax	55	(1,138)	(113)	(1,233)

Income (loss) from discontinued operations	$55	$(544)	$(113)	$414

(A)	The operations of the Wiring business were included only for the three and six months ended June 30, 2014 as the sale was completed on August 1, 2014.

(B)	The assets and liabilities of the Wiring business were reclassified to held for sale effective May 26, 2014. Accordingly, depreciation and amortization for the Wiring assets were not recorded after that date.

(C)	Included in gain (loss) on disposal for the three months ended June 30, 2015 and 2014 were transaction costs of $51 and $750, respectively, and $98 and $897 for the six months ended June 30, 2015 and 2014, respectively. The gain (loss) on disposal also includes a working capital and other adjustments of $(118) and $14 for the three and six months ended June 30, 2015, respectively, as well as a $1,000 charge to adjust the carrying value of the Wiring assets to their estimated fair value less cost to sell for the three and six months ended June 30, 2014.

	Three months	Six months
	ended June 30,	ended June 30,
	2014	2014
Depreciation and amortization	$856	$2,111
Capital expenditures	362	841

Intercompany sales to the Wiring business were $7,510 and $15,290 for the three and six months ended June 30, 2014, respectively.

Intercompany purchases from the Wiring business were $1,669 and $3,544 for the three and six months ended June 30, 2014, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

(4) Goodwill

The Company conducts its annual goodwill impairment test for its majority owned subsidiary, PST Eletrônica Ltda. (“PST”) on October 1. During the second quarter of 2014, however, indicators of potential impairment required the Company to conduct an interim impairment test. Those indicators included a decline in recent operating results and lower growth expectations primarily due to the weakening of the Brazilian economy and automotive market.

In accordance with ASC 350, the Company completed “step one” of the impairment analysis and concluded that, as of June 30, 2014, the fair value of the PST reportable segment was below its carrying value, including goodwill. In “step one” the Company used an income approach to estimate the fair value of PST. The income approach utilized a discounted cash flow valuation technique which incorporates the Company's projected future estimates of after-tax cash flows attributable to its future growth rates, terminal value amounts and the weighted average cost of capital. As a result, “step two” of the impairment test was initiated in accordance with ASC 350. Due to its time intensive nature, the “step two” analysis was not completed until the third quarter ended September 30, 2014. In accordance with ASC 350, the Company recorded its best estimate of $29,300 as a non-cash goodwill impairment charge (of which $6,436 was attributable to noncontrolling interest) as of June 30, 2014 which was included in the Company’s condensed consolidated statements of operations.

As a result of the Company’s annual goodwill impairment testing in the fourth quarter of 2014, the remaining PST goodwill balance was written-off due to significantly lower sales and earnings growth expectations which were primarily a result of lower forecasted growth in the Brazilian economy and automotive market.

The fair value measurement of the reporting unit under the “step one” analysis and the “step two” analysis (a non-recurring fair value measure) in their entirety are classified as Level 3 inputs. The estimates and assumptions underlying the fair value calculations used in the Company's impairment test are uncertain by their nature and can vary significantly from actual results. Factors that management must estimate include, but are not limited to, industry and market conditions, sales volume and pricing, raw material costs, capital expenditures, working capital changes, cost of capital, debt-equity mix and tax rates. The estimates and assumptions that most significantly affect the fair value calculation are sales volume and the associated cash flow assumptions, market growth and weighted average cost of capital. The estimates and assumptions used in the estimate of fair value were consistent with those the Company uses in its internal planning.

The carrying amount of goodwill related to our Electronics segment decreased by $75 for the six months ended June 30, 2015 due to foreign currency translation.

The change in the carrying amount of goodwill for the six months ended June 30, 2014 was as follows:

	Electronics	PST	Total
Balance at January 1, 2014	$604	$53,744	$54,348
Acquisition of business	641	-	641
Goodwill impairment charge	-	(29,300)	(29,300)
Currency translation	(23)	2,985	2,962
Balance at June 30, 2014	$1,222	$27,429	$28,651

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

	June 30,	December 31,
	2015	2014
Raw materials	$46,407	$41,767
Work-in-progress	10,335	8,779
Finished goods	25,375	20,707
Total inventories, net	$82,117	$71,253

Inventory valued using the FIFO method was $41,430 and $34,636 at June 30, 2015 and December 31, 2014, respectively. Inventory valued using the average cost method was $40,687 and $36,617 at June 30, 2015 and December 31, 2014, respectively.

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

Derivative Instruments and Hedging Activities

On June 30, 2015, the Company had open foreign currency forward contracts which are used solely for hedging and not for speculative purposes. Management believes that its use of these instruments to reduce risk is in the Company's best interest.  The counterparties to these financial instruments are financial institutions with investment grade credit ratings.

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

The Company's foreign currency forward contracts offset a portion of the gains and losses on the underlying foreign currency denominated transactions as follows:

Euro-denominated Foreign Currency Forward Contract

As of June 30, 2015 and December 31, 2014, the Company held a foreign currency forward contract with underlying notional amounts of $1,693 and $3,523, respectively, to reduce the exposure related to the Company's euro-denominated intercompany loans. This contract expires in September 2015. The euro-denominated foreign currency forward contract was not designated as a hedging instrument. The Company recognized a loss of $72 and a gain of $86 for the three months ended June 30, 2015 and 2014, respectively, in the condensed consolidated statements of operations as a component of other (income) expense, net related to the euro-denominated contracts. For the six months ended June 30, 2015 and 2014, the Company recognized a gain of $316 and $25, respectively, related to this contract.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

U.S. dollar-denominated Foreign Currency Forward Contracts – Cash Flow Hedge

The Company entered into on behalf of one of its European Electronics subsidiaries whose functional currency is the euro, U.S. dollar-denominated currency contracts with a notional amount at June 30, 2015 of $2,104 which expire ratably on a monthly basis from July 2015 through December 2015, compared to $4,266 at December 31, 2014.

The Company entered into on behalf of one of its European Electronics subsidiaries whose functional currency is the Swedish krona, U.S. dollar-denominated currency contracts with a notional amount at June 30, 2015 of $5,780 which expire ratably on a monthly basis from July 2015 through December 2015, compared to $11,718 at December 31, 2014.

Mexican peso-denominated Foreign Currency Forward Contracts – Cash Flow Hedge

The Company holds Mexican peso-denominated foreign currency forward contracts with notional amounts at June 30, 2015 of $5,438 which expire ratably on a monthly basis from July 2015 through December 2015, compared to $10,282 at December 31, 2014.

The Company evaluated the effectiveness of the Mexican peso-denominated foreign currency forward contracts as of June 30, 2014. As a result of the sale of the Wiring business, the Company forecasted that it would purchase Mexican pesos to fulfill only two of the five contracts for the period August 2014 through December 2014. As the purchase of Mexican pesos related to three of the five contracts was not probable, these three contracts attributed to the Wiring business were de-designated at June 30, 2014 and the associated unrecognized $320 gain at that date was recorded in discontinued operations in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2014. The previous unrecognized gains on the de-designated hedge contracts have been reclassified from accumulated other comprehensive loss and recorded in discontinued operations in the Company’s condensed consolidated statements of operations in the quarter and year of de-designation.

Commodity Price Risk - Cash Flow Hedge

To mitigate the risk of future price volatility and, consequently, fluctuations in gross margins, the Company at times enters into fixed price commodity contracts with a financial institution to fix the cost of a portion of the Company’s copper purchases. Copper is a raw material used in a number of the Company’s products.

The Company did not have any fixed price commodity contracts at June 30, 2015 compared to an aggregate notional amount of 317 pounds at December 31, 2014.

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

The Company evaluated the effectiveness of the copper fixed price commodity contracts as of June 30, 2014. As a result of the sale of the Wiring business, the Company forecasted that it would not purchase the quantities of copper to fulfill the two contracts for the period August 2014 through March 2015. As the purchase of copper quantities related to these contracts was not probable, the contracts primarily associated with the Wiring segment not expected to be fulfilled were de-designated at June 30, 2014 and the associated unrecognized $77 gain at that date was recorded in discontinued operations in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2014. The previous unrecognized gains were reclassified from accumulated other comprehensive loss and recorded in discontinued operations in the Company’s condensed consolidated statements of operations in the quarter and year of de-designation.

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

The Swap reduced interest expense by $206 and $431 for the three and six months ended June 30, 2014, respectively.

The notional amounts and fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

			Prepaid expenses
		Notional	and other current assets /		Accrued expenses and
	Amounts (A)		other long-term assets		other current liabilities
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2015	2014	2015	2014	2015	2014
Derivatives designated as hedging instruments
Cash Flow Hedges:
Forward currency contracts	$13,322	$26,266	$730	$479	$522	$478

Derivatives not designated as hedging instruments
Forward currency contracts	$1,693	$3,523	-	-	$4	$13
Fixed price commodity contracts	-	317	-	-	-	$69

(A)	Notional amounts represent the gross contract / notional amount of the derivatives outstanding. The fixed price commodity contract notional amounts are in pounds.

Amounts recorded for the cash flow hedges in other comprehensive income (loss) and in net income (loss) for the three months ended June 30 are as follows:

	Gain (loss) recorded in other comprehensive income (loss)		Gain (loss) reclassified from other comprehensive income (loss) into net income
	2015	2014	2015	2014
Derivatives designated as cash flow hedges:
Forward currency contracts	$(900)	$416	$(172)	$423
Fixed price commodity contracts	-	154	-	(91)
Total derivatives designated as cash flow hedges	$(900)	$570	$(172)	$332

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

Amounts recorded for the cash flow hedges in other comprehensive income (loss) and in net income (loss) for the six months ended June 30 are as follows:

	Gain (loss) recorded in other comprehensive income (loss)		Gain (loss) reclassified from other comprehensive income (loss) into net income
	2015	2014	2015	2014
Derivatives designated as cash flow hedges:
Forward currency contracts	$(103)	$534	$(310)	$242
Fixed price commodity contracts	-	(318)	-	(121)
Total derivatives designated as cash flow hedges	$(103)	$216	$(310)	$121

Gains and losses reclassified from other comprehensive income (loss) into net income (loss) were recognized in cost of goods sold in the Company's condensed consolidated statements of operations.

The net deferred gain of $208 on the cash flow hedge derivatives will be reclassified from other comprehensive income (loss) to the condensed consolidated statements of operations in 2015.  The Company has measured the ineffectiveness of the forward currency and commodity contracts and any amounts recognized in the condensed consolidated financial statements were immaterial for the three and six months ended June 30, 2015 and 2014.

Fair Value Measurements

The following table presents our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the three levels of the fair value hierarchy based on the reliability of the inputs used.

	June 30,				December 31,
	2015				2014
	Fair values estimated using
		Level 1	Level 2	Level 3
	Fair value	inputs (A)	inputs (B)	inputs (C)	Fair value
Financial assets carried at fair value:
Interest rate swap contract	$-	$-	$-	$-	$-

Forward currency contracts	$730	$-	$730	$-	$479

Total financial assets carried at fair value	$730	$-	$730	$-	$479

Financial liabilities carried at fair value:
Forward currency contracts	$526	$-	$526	$-	$491
Fixed price commodity contracts	-	-	-	-	69

Total financial liabilities carried at fair value	$526	$-	$526	$-	$560

(A)	Fair values estimated using Level 1 inputs, which consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. The Company did not have any recurring fair value estimates using Level 1 inputs at June 30, 2015 or December 31, 2014.

(B)	Fair values estimated using Level 2 inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly and include among other things, quoted prices for similar assets or liabilities in markets that are active or inactive as well as inputs other than quoted prices that are observable. For forward currency and fixed price commodity, inputs include foreign currency exchange rates and commodity indexes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

(C)	Fair values estimated using Level 3 inputs consist of significant unobservable inputs. The Company did not have any recurring fair value estimates using Level 3 inputs at June 30, 2015 or December 31, 2014.

The Company recorded a non-recurring fair value adjustment of $29,300 related to PST goodwill during the six months ended June 30, 2014. The Company utilized Level 3 inputs to estimate the fair value adjustment for nonfinancial assets. For additional information, see the discussion of Goodwill in Note 4. No non-recurring fair value adjustments were required for nonfinancial assets for the six months ended June 30, 2015.

(7) Share-Based Compensation

Compensation expense for share-based compensation arrangements, which is recognized in the condensed consolidated statements of operations as a component of selling, general and administrative expenses, was $1,157 and $1,137 for the three months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015 total share-based compensation was $4,482, including $2,225 from the accelerated vesting in connection with the retirement of the Company’s former President and Chief Executive Officer, and $2,300 for the six months ended June 30, 2014.

(8) Debt

Debt consisted of the following at June 30, 2015 and December 31, 2014:

			Interest rates at
	June 30,	December 31,	June 30,
	2015	2014	2015	Maturity
Revolving Credit Facility
Credit facility	$100,000	$100,000	1.84%	September - 2019

Debt
PST short-term obligations	15,124	11,249	14.4% - 19.2%	Various 2015 and 2016
PST long-term notes	11,977	16,770	5.50% - 8.0%	2016 - 2021
Suzhou note	-	1,450	N/A	April 2015
Other	531	837
Total debt	27,632	30,306
Less: current portion	(20,618)	(19,655)
Total long-term debt, net	$7,014	$10,651

Revolving Credit Facility

On November 2, 2007, the Company entered into an asset-based credit facility, which permits borrowing up to a maximum level of $100,000. The Company entered into an Amended and Restated Credit and Security Agreement and a Second Amended and Restated Credit and Security Agreement on September 20, 2010 and December 1, 2011, respectively.

On September 12, 2014, the Company entered into a Third Amended and Restated Credit Agreement (the “Amended Agreement” or “Credit Facility”). The Amended Agreement provides for a $300,000 revolving credit facility, which replaced the Company’s existing $100,000 asset-based credit facility and includes a letter of credit subfacility, swing line subfacility and multicurrency subfacility. The Amended Agreement also has an accordion feature which allows the Company to increase the availability by up to $80,000 upon the satisfaction of certain conditions. The Amended Agreement extended the termination date to September 12, 2019 from December 1, 2016. On March 26, 2015, the Company entered into Amendment No. 1 (the “Amendment”) to the Amended Agreement which modified the definition of Consolidated EBITDA to allow for the add back of cash premiums and other non-cash charges related to the amendment and restatement of the Amended Agreement and the early extinguishment of the Company’s 9.5% Senior Secured Notes totaling $10,507 both of which occurred in second half of 2014. Consolidated EBITDA is used in computing the Company’s leverage ratio and interest coverage ratio which are covenants within the Amended Agreement.

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

The Company was in compliance with all credit facility covenants at June 30, 2015 and December 31, 2014.

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

PST maintains several short-term obligations and long-term notes used for working capital purposes, which have fixed annual interest rates. PST’s other short-term obligations and long-term notes also have fixed interest rates. The weighted-average interest rates of short-term and long-term debt of PST at June 30, 2015 were 16.9% and 7.0%, respectively.  Depending on the specific note, interest is payable either monthly or annually. Principal payments on PST debt at June 30, 2015 are as follows: $20,087 from July 2015 through June 2016, $1,768 from July 2016 through December 2016, $2,020 in 2017, $1,214 in both 2018 and 2019, $416 in 2020 and $382 in 2021.

On February 25, 2014, the Company's wholly-owned subsidiary located in Suzhou, China entered into a term loan for 9,000 Chinese yuan (the “Suzhou note”) which matured in August 2014. On October 17, 2014, this subsidiary entered into a new term loan for 9,000 Chinese yuan (the "Suzhou note") which matured and was repaid in April 2015. The U.S. dollar equivalent outstanding loan balance was $1,450 at December 31, 2014, under these term loan agreements. The Suzhou note was included in the condensed consolidated balance sheets as a component of current portion of long-term debt. Interest was payable quarterly at 120.0% of the one-year lending rate published by The People's Bank of China.

The Company was in compliance with all note covenants at June 30, 2015 and December 31, 2014.

The Company's wholly-owned subsidiary located in Stockholm, Sweden, has an overdraft credit line which allows overdrafts on the subsidiary's bank account up to a maximum level of 20,000 Swedish krona, or $2,413 and $2,562, at June 30, 2015 and December 31, 2014, respectively. At June 30, 2015 and December 31, 2014, there was no balance outstanding on this bank account.

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

Weighted-average Common Shares outstanding used in calculating basic and diluted earnings (loss) per share were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Basic weighted-average Common Shares outstanding	27,307,864	26,934,027	27,226,868	26,894,022
Effect of dilutive shares	637,060	-	635,703	-
Diluted weighted-average Common Shares outstanding	27,944,924	26,934,027	27,862,571	26,894,022

There were no options outstanding at June 30, 2015 or December 31, 2014.

There were 134,250 and 466,650 performance-based restricted Common Shares outstanding at June 30, 2015 and 2014, respectively. There were also 573,885 and 374,400 performance-based right to receive Common Shares outstanding at June 30, 2015 and 2014, respectively. These performance-based restricted and right to receive Common Shares are included in the computation of diluted earnings per share based on the number of Common Shares that would be issuable if the end of the quarter were the end of the contingency period.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

(10) Changes in Accumulated Other Comprehensive Loss by Component

Changes in accumulated other comprehensive loss for the three months ended June 30, 2015 and 2014 were as follows:

	Foreign	Unrealized	Benefit
	currency	gain (loss)	plan
	translation	on derivatives	liability	Total
Balance at April 1, 2015	$(60,565)	$936	$84	$(59,545)

Other comprehensive income (loss) before reclassifications	3,022	(900)	-	2,122
Amounts reclassified from accumulated other comprehensive loss	-	172	-	172
Net other comprehensive income (loss), net of tax	3,022	(728)	-	2,294

Balance at June 30, 2015	$(57,543)	$208	$84	$(57,251)

Balance at April 1, 2014	$(26,157)	$(254)	$(12)	$(26,423)

Other comprehensive income before reclassifications	2,186	570	-	2,756
Amounts reclassified from accumulated other comprehensive loss	-	(332)	-	(332)
Net other comprehensive income, net of tax	2,186	238	-	2,424

Balance at June 30, 2014	$(23,971)	$(16)	$(12)	$(23,999)

Changes in accumulated other comprehensive loss for the six months ended June 30, 2015 and 2014 were as follows:

	Foreign	Unrealized	Benefit
	currency	gain (loss)	plan
	translation	on derivatives	liability	Total
Balance at January 1, 2015	$(45,603)	$1	$129	$(45,473)

Other comprehensive loss before reclassifications	(11,940)	(103)	(45)	(12,088)
Amounts reclassified from accumulated other comprehensive loss	-	310	-	310
Net other comprehensive income (loss), net of tax	(11,940)	207	(45)	(11,778)

Balance at June 30, 2015	$(57,543)	$208	$84	$(57,251)

Balance at January 1, 2014	$(30,335)	$(111)	$(12)	$(30,458)

Other comprehensive income before reclassifications	6,364	216	-	6,580
Amounts reclassified from accumulated other comprehensive loss	-	(121)	-	(121)
Net other comprehensive income, net of tax	6,364	95	-	6,459

Balance at June 30, 2014	$(23,971)	$(16)	$(12)	$(23,999)

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

As a result of environmental studies performed at the Company’s former facility located in Sarasota, Florida, the Company became aware of soil and groundwater contamination at the site. The Company engaged an environmental engineering consultant to assess the level of contamination and to develop a remediation and monitoring plan for the site. Soil remediation at the site was completed during the year ended December 31, 2010. As the remedial action plan has been approved by the Florida Department of Environmental Protection, ground water remediation is expected begin in the third quarter of 2015 once all property access approvals have been received. Environmental remediation costs incurred were $155 for the three and six months ended June 30, 2015 while they were immaterial for the three and six months ended June 30, 2014. At June 30, 2015 and December 31, 2014, the Company had accrued an undiscounted liability of $715 and $876, respectively, related to future remediation. At June 30, 2015 and December 31, 2014, $651 and $813, respectively, was recorded as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets while the remaining amount was recorded as a component of other long-term liabilities. A majority of the costs associated with the recorded liability will be incurred at the start of the groundwater remediation, with the balance relating to monitoring costs to be incurred over multiple years. Although the Company sold the Sarasota facility and related property in December 2011, the liability to remediate the site contamination remains the responsibility of the Company. Due to the ongoing site remediation, the closing terms of the sale agreement included a requirement for the Company to maintain a $2,000 letter of credit for the benefit of the buyer.

In September 2013, a legal proceeding was initiated by Actia Automotive (“Actia”) in a French court (the tribunal de grande instance de Paris) alleging infringement of its patents by the Company’s Electronics segment. The euro (“€”) and U.S. dollar equivalent (“$”) that Actia is seeking is €14,000 ($15,600) for injunctive relief and monetary damages resulting from such alleged infringement. The Company believes that its products did not infringe on any of the patents claimed by Actia, and the claim is without merit. The Company is vigorously defending itself against these allegations, and it has challenged certain Actia patents in the European Patent Office. The Company believes the likelihood of loss is not probable between its defenses and challenges to Actia’s patents. As such, no liability has been recorded for this claim. There have been no significant changes to the facts and circumstances related to this claim for the three or six months ended June 30, 2015.

On May 24, 2013, the State Revenue Services of São Paulo issued a tax deficiency notice against PST claiming that the vehicle tracking and monitoring services it provides should be classified as communication services, and therefore subject to the State Value Added Tax – ICMS. The State Revenue Services assessment imposed the 25.0% ICMS tax on all revenues of PST related to the vehicle tracking and monitoring services rendered during the period from January 2009 through December 2010. The Brazilian real (“R$”) and U.S. dollar equivalent (“$”) of the aggregate tax assessment is approximately R$92,500 ($29,800) which is comprised of Value Added Tax – ICMS of R$13,200 ($4,200), interest of R$11,400 ($3,700) and penalties of R$67,900 ($21,900).

The Company believes that the vehicle tracking and monitoring services are non-communication services, as defined under Brazilian tax law, subject to the municipal ISS tax, not communication services subject to state ICMS tax as claimed by the State Revenue Services of São Paulo. PST has, and will continue to collect the municipal ISS tax on the vehicle tracking and monitoring services in compliance with Brazilian tax law and will defend its tax position. PST has received a legal opinion that the merits of the case are favorable to PST, determining among other things that the imposition on the subsidiary of the State ICMS by the State Revenue Services of São Paulo is not in accordance with the Brazilian tax code. In April 2015, the Tribunal of Taxes and Imposts of the State of São Paulo ruled in favor of PST that its tracking and monitoring services are not subject to state ICMS tax, which is subject to appeal by the State Revenue Services of São Paulo to a higher court. Management believes, based on the legal opinion of the Company’s Brazilian legal counsel, the recent favorable legal ruling in favor of PST and the results of the Brazil Administrative Court's binding ruling in favor of another vehicle tracking and monitoring company related to the tax deficiency notice it received, the likelihood of loss is not probable although it may take years to resolve.  As a result of the above, as of June 30, 2015 and December 31, 2014, no accrual has been recorded with respect to the tax assessment.  An unfavorable judgment on this issue for the years assessed and for subsequent years could result in significant costs to PST and adversely affect its results of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

In addition, PST has civil, labor and other tax contingencies for which the likelihood of loss is deemed to be reasonably possible, but not probable, by the Company’s legal advisors in Brazil. As a result, no provision has been recorded with respect to these contingencies, which amounted to R$22,194 ($7,200) and R$37,237 ($14,000) at June 30, 2015 and December 31, 2014, respectively. An unfavorable outcome on these contingencies could result in significant cost to PST and adversely affect its results of operations.

Product Warranty and Recall

Amounts accrued for product warranty and recall claims are established based on the Company's best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet dates. These accruals are based on several factors including past experience, production changes, industry developments and various other considerations. The Company can provide no assurances that it will not experience material claims in the future or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued or beyond what the Company may recover from its suppliers. The current portion of product warranty and recall is included as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheets. Product warranty and recall included $924 and $1,204 of a long-term liability at June 30, 2015 and December 31, 2014, respectively, which is included as a component of other long-term liabilities in the condensed consolidated balance sheets.

The following provides a reconciliation of changes in product warranty and recall liability:

Six months ended June 30	2015	2014
Product warranty and recall at beginning of period	$7,601	$6,414
Accruals for products shipped during period	1,699	2,217
Aggregate changes in pre-existing liabilities due to claim developments	(115)	244
Settlements made during the period	(3,154)	(1,534)
Product warranty and recall at end of period	$6,031	$7,341

(12) Income Taxes

The Company computes its consolidated income tax provision each quarter based on a projected annual effective tax rate, as required. The Company is required to reduce deferred tax assets by a valuation allowance if, based on all available evidence, it is considered more likely than not that some portion or all of the benefit of the deferred tax assets will not be realized in future periods.

When the Company maintains a valuation allowance in a particular jurisdiction, no net tax expense will typically be provided on the income for that jurisdiction. Jurisdictions with projected income that maintain a valuation allowance typically will form part of the projected annual effective tax rate calculation discussed above. However, jurisdictions with a projected loss for the year that maintain a valuation allowance are excluded from the projected annual effective income tax rate calculation. Instead, the income tax for these jurisdictions is computed separately.

The Company also records the income tax impact of certain discrete, unusual or infrequently occurring items including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.

As a result, the Company’s actual effective income tax rate during a particular quarter can vary significantly based upon the jurisdictional mix and timing of actual earnings compared to projected annual earnings, permanent items, earnings for those jurisdictions that maintain a valuation allowance, tax associated with jurisdictions excluded from the projected annual effective income tax rate calculation and discrete items.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

The Company recognized an income tax provision (benefit) of $(381) and $90 from continuing operations for federal, state and foreign income taxes for the three months ended June 30, 2015 and 2014, respectively. The effective tax rate decreased to (6.4)% in the second quarter of 2015 from 0.3% in the second quarter of 2014. The decrease in the income tax expense and the effective tax rate for the three months ended June 30, 2015 compared to the same period for 2014 was primarily due to the improved earnings of the U.S. operations and reduced earnings of the European operations, which were partially offset by the smaller operating loss of PST.

The Company recognized a provision (benefit) for income taxes of $(234) and $385 for federal, state and foreign income taxes for the six months ended June 30, 2015 and 2014, respectively. The effective tax rate decreased to (2.8)% in the second half of 2015 from 1.3% in the second half of 2014. The decrease in the tax expense and the effective tax rate for the six months ended June 30, 2015 compared to the same period for 2014 was primarily due to the improved earnings of the U.S. operations and reduced earnings of the European operations, which was partially offset by the smaller operating loss of PST. In addition, the Company recognized a discrete tax expense related to certain foreign operations during the first half of 2014 which did not recur in the first half of 2015.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

A summary of financial information by reportable segment is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net Sales:
Control Devices	$84,398	$76,413	$164,269	$153,737
Inter-segment sales	643	742	1,331	1,493
Control Devices net sales	85,041	77,155	165,600	155,230

Electronics	57,895	52,766	114,327	102,857
Inter-segment sales	6,119	11,573	11,085	23,330
Electronics net sales	64,014	64,339	125,412	126,187

PST	22,996	32,920	49,518	66,836
Inter-segment sales	-	-	-	-
PST net sales	22,996	32,920	49,518	66,836

Eliminations	(6,762)	(12,315)	(12,416)	(24,823)
Total net sales	$165,289	$162,099	$328,114	$323,430
Operating Income (Loss):
Control Devices	$11,984	$8,719	$21,590	$17,152
Electronics	3,222	4,886	6,646	9,668
PST	(2,591)	(31,982)	(5,241)	(34,524)
Unallocated Corporate (A)	(5,200)	(4,844)	(12,454)	(9,083)
Total operating income (loss)	$7,415	$(23,221)	$10,541	$(16,787)
Depreciation and Amortization:
Control Devices	$2,326	$2,381	$4,786	$4,752
Electronics	955	1,138	1,911	2,239
PST	2,452	3,453	5,139	6,622
Corporate	55	35	70	79
Total depreciation and amortization (B)	$5,788	$7,007	$11,906	$13,692
Interest Expense, net:
Control Devices	$81	$73	$165	$133
Electronics	41	232	86	432
PST	803	792	1,224	1,460
Corporate	733	3,975	1,461	7,976
Total interest expense, net	$1,658	$5,072	$2,936	$10,001
Capital Expenditures:
Control Devices	$3,847	$3,528	$7,882	$5,262
Electronics	1,084	2,019	3,022	2,666
PST	2,039	2,062	3,412	3,729
Corporate	(230)	48	913	107
Total capital expenditures	$6,740	$7,657	$15,229	$11,764

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

	June 30,	December 31,
	2015	2014
Total Assets:
Control Devices	$132,670	$115,703
Electronics	102,380	95,140
PST	140,273	159,980
Corporate (C)	266,772	279,013
Eliminations	(250,597)	(251,085)
Total assets	$391,498	$398,751

(A)	Unallocated Corporate expenses include, among other items, accounting, finance, legal and information technology costs as well as share-based compensation.
(B)	These amounts represent depreciation and amortization on property, plant and equipment and certain intangible assets.
(C)	Assets located at Corporate consist primarily of cash, intercompany loan receivables, equity investments and investments in subsidiaries.

The following table presents net sales and long-term assets for each of the geographic areas in which the Company operates:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014

Net Sales:
North America	$94,679	$79,718	$184,432	$159,516
South America	22,996	32,920	49,518	66,836
Europe and Other	47,614	49,461	94,164	97,078
Total net sales	$165,289	$162,099	$328,114	$323,430

	June 30,	December 31,
	2015	2014

Long-term Assets:
North America	$57,227	$53,406
South America	73,440	85,433
Europe and Other	14,474	14,401
Total long-term assets	$145,141	$153,240

(14) Investments

Minda Stoneridge Instruments Ltd.

The Company has a 49% interest in Minda Stoneridge Instruments Ltd. (“Minda”), a company based in India that manufactures electronics, instrumentation equipment and sensors primarily for the motorcycle and commercial vehicle market. The investment is accounted for under the equity method of accounting. The Company's investment in Minda recorded as a component of investments and other long-term assets, net on the condensed consolidated balance sheets, was $6,916 and $6,653 at June 30, 2015 and December 31, 2014, respectively. Equity in earnings of Minda included in the condensed consolidated statements of operations was $143 and $144, for the three months ended June 30, 2015 and 2014, respectively.  Equity in earnings of Minda included in the condensed consolidated statements of operations was $332 and $382, for the six months ended June 30, 2015 and 2014, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

PST Eletrônica Ltda.

The Company has a 74% controlling interest in PST. Noncontrolling interest in PST decreased to $18,353 at June 30, 2015 due to comprehensive loss of $4,197 resulting from a proportionate share of its net loss of $1,005 for the six months ended June 30, 2015 and an unfavorable change in foreign currency translation of $3,192. Noncontrolling interest in PST decreased to $33,678 at June 30, 2014 due to comprehensive loss of $5,862 resulting from a proportionate share of its net loss of $8,199 including goodwill impairment, which was partially offset by a favorable change in foreign currency translation of $2,337 for the six months ended June 30, 2014. Comprehensive income (loss) related to PST noncontrolling interest was $32 and $(6,230) for the three months ended June 30, 2015 and 2014, respectively.

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

Second Quarter Overview

Income (loss) from continuing operations attributable to Stoneridge. Inc. of $6.9 million, or $0.25 per diluted share for the three months ended June 30, 2015 increased by $28.2 million, or $1.04 per diluted share from $(21.3) million, or $(0.79) per diluted share for the three months ended June 30, 2014.

The increase in income from continuing operations is primarily due to the fact that our PST segment recorded a goodwill impairment charge of $29.3 million (including $6.4 million attributable to noncontrolling interest) in the second quarter of 2014 which had a negative impact of $0.85 per diluted share attributable to Stoneridge, Inc. Also, interest expense decreased by $3.4 million resulting from the refinancing of our debt in the second half of 2014. In addition, our selling, general and administrative and design and development costs decreased by $3.6 million in aggregate primarily due to foreign currency translation related to our PST and Electronics segments resulting from changes in foreign currency exchange rates. Further, income taxes were favorably affected by $0.5 million due to a higher mix of U.S. earnings which does not attract tax expense due to a valuation allowance. These were partially offset by a $2.3 million decrease in gross profit due to higher material costs in our Electronics segment and an unfavorable foreign currency translation in our Electronics and PST segments both resulting from an unfavorable change in foreign currency exchange rates.

Net sales increased by $3.2 million, or 2.0%, from higher sales in our Control Devices and Electronics segments during the second quarter of 2015 which were substantially offset by lower sales in our PST segment. Control Devices segment sales increased due to higher North American and China automotive market sales while our Electronics segment sales increased due to higher North American and European commercial vehicle product sales. PST segment sales declined primarily due to an unfavorable foreign currency translation and was negatively impacted by lower product sales volume.

At June 30, 2015 and December 31, 2014, we had cash and cash equivalents balance of $22.9 million and $43.0 million, respectively. The decrease was primarily due to higher working capital, capital expenditures primarily to support the launch of new products and repayment of debt. At June 30, 2015 and December 31, 2014 we had $100.0 million in borrowings outstanding on our Credit Facility. Working capital increased during the first half of 2015 (from the annual low point in December) due to increased sales volume and Europe Electronics inventory build in preparation for summer holiday shutdown.

Outlook

The North American automotive vehicle market production is forecasted to be in the range of 17.0 million to 17.5 million units in 2015 compared to 17.0 million units produced in 2014. The improvement in the North American automotive vehicle market and sales of new products had a favorable effect on our Control Devices segment’s results during the first half of 2015. We expect this will continue for the remainder of 2015.

The North American commercial vehicle market is forecasted to improve for the remainder of 2015. We expect this to have a favorable effect on our Control Devices and Electronics segments.

The European commercial vehicle market is forecasted to have modest improvement throughout the remainder of 2015 which is expected to have a favorable effect on our Electronics segment.

Our PST segment revenues and operating performance continued to be weak due to a significant weakness of the Brazilian economy and automotive market. In July 2015, the International Monetary Fund (IMF) lowered its forecasts for the Brazil gross domestic product to a decline of 1.5% in 2015 and an increase of only 0.7% in 2016. Based on the weakness in PST’s sales and operating performance in the first half of 2015 and lower forecasted growth of the Brazilian economy, PST’s sales and earnings growth expectations for the remainder of 2015 continue to be moderated. Since there is significant uncertainty regarding the timing and magnitude of a recovery in the Brazilian economy and automotive market, PST will continue to realign its cost structure to mitigate the effect on earnings of possible continued weakened product demand and unfavorable foreign currency exchange rates.

A significant portion of our sales are outside of the United States. These sales are generated by our non-U.S. based operations, and therefore changes in foreign currency exchange rates can have a significant effect on our results of operations, which are presented in U.S. dollars. A significant portion of our raw materials purchased by our non-U.S. based operations is in U.S. dollars, and therefore changes in foreign currency exchange rates can also have a significant effect on our results of operations.

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

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

					Dollar
					increase /
Three months ended June 30	2015		2014		(decrease)
Net sales	$165,289	100.0%	$162,099	100.0%	$3,190
Costs and expenses:
Cost of goods sold	119,343	72.2	113,814	70.2	5,529
Selling, general and administrative	28,482	17.2	31,617	19.5	(3,135)
Design and development	10,049	6.1	10,589	6.6	(540)
Goodwill impairment	-	-	29,300	18.1	(29,300)
Operating income (loss)	7,415	4.5	(23,221)	(14.4)	30,636
Interest expense, net	1,658	1.0	5,072	3.1	(3,414)
Equity in earnings of investee	(143)	(0.1)	(144)	(0.1)	1
Other (income) expense, net	(47)	-	330	0.2	(377)
Income (loss) before income taxes from continuing operations	5,947	3.6	(28,479)	(17.6)	34,426
Provision (benefit) for income taxes from continuing operations	(381)	(0.2)	90	0.1	(471)
Income (loss) from continuing operations	6,328	3.8	(28,569)	(17.7)	34,897
Discontinued operations:
Income from discontinued operations, net of tax	-	-	594	0.4	(594)
Gain (loss) on disposal, net of tax	55	-	(1,138)	(0.7)	1,193
Income (loss) from discontinued operations	55	-	(544)	(0.3)	599

Net income (loss)	6,383	3.8	(29,113)	(18.0)	35,496
Net loss attributable to noncontrolling interest	(596)	(0.4)	(7,221)	(4.5)	6,625
Net income (loss) attributable to Stoneridge, Inc.	$6,979	4.2%	$(21,892)	(13.5)%	$28,871

Net Sales. Net sales for our reportable segments, excluding inter-segment sales, are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Three months ended June 30	2015		2014		(decrease)	(decrease)
Control Devices	$84,398	51.1%	$76,413	47.1%	$7,985	10.4%
Electronics	57,895	35.0	52,766	32.6	5,129	9.7%
PST	22,996	13.9	32,920	20.3	(9,924)	(30.1)%
Total net sales	$165,289	100.0%	$162,099	100.0%	$3,190	2.0%

Our Control Devices segment net sales increased primarily due to new product sales in our North American automotive market and higher volume in our China automotive market of $6.8 million and $1.1 million, respectively. The increase also relates to slightly higher volume in our commercial vehicle market during the second quarter of 2015 when compared to the second quarter of 2014.

Our Electronics segment net sales increased primarily due to an increase in sales of our North American commercial vehicle products of $8.4 million from higher volume related to post-disposition sales to the Wiring business acquired by Motherson of $6.9 million, and an increase in sales volume of our European commercial vehicle products of $6.8 million, which were partially offset by an unfavorable foreign currency translation of $8.7 million.

Our PST segment net sales decreased primarily due to an unfavorable foreign currency translation which reduced sales by $8.7 million, or 26.3%, and lower product volume. PST’s audio and car alarm sales volume declined due to further weakening of the Brazilian economy and automotive markets while monitoring service revenues increased.

Net sales by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Three months ended June 30	2015		2014		(decrease)	(decrease)
North America	$94,679	57.3%	$79,718	49.2%	$14,961	18.8%
South America	22,996	13.9	32,920	20.3	(9,924)	(30.1)%
Europe and Other	47,614	28.8	49,461	30.5	(1,847)	(3.7)%
Total net sales	$165,289	100.0%	$162,099	100.0%	$3,190	2.0%

The increase in North American net sales was primarily attributable to increased new product sales volume in our North American Electronics segment commercial vehicle and Control Devices segment automotive markets of $8.4 million and $6.8 million, respectively. Our decrease in net sales in South America was primarily due to the negative impact of an unfavorable foreign currency translation and lower product sales volume. Our decrease in net sales in Europe and Other was primarily due to an unfavorable foreign currency translation of $8.7 million, which was substantially offset by increased sales of European commercial vehicle and Chinese automotive market products of $6.8 million and $1.1 million, respectively.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased by 4.9% primarily related to higher material costs resulting from unfavorable changes in foreign currency exchange rates as well as the increase in sales. Our material cost as a percentage of net sales increased to 51.2% for the second quarter of 2015 compared to 48.3% for the second quarter of 2014. As a result, our gross margin decreased to 27.8% for the second quarter of 2015 compared to 29.8% for the second quarter of 2014. The higher material costs and lower gross margin were primarily due to unfavorable changes in foreign currency exchange rates in our Electronics segment, which were partially offset by lower direct material costs in our Control Devices segment resulting from product redesign, a favorable mix of products sold and lower commodity prices.

Our Control Devices segment gross margin increased due to the benefit of increased sales volume, product redesign, a favorable mix of products sold, lower commodity prices and lower warranty costs, which were partially offset by higher employee related costs.

Our Electronics segment gross margin decreased primarily due to higher material costs resulting from an unfavorable change in foreign currency exchange rates.

Our PST segment gross margin increased slightly as a favorable sales mix, price increases, product redesign and new supplier sourcing were offset by higher material costs resulting from an unfavorable change in foreign currency exchange rates. Also, PST incurred $0.3 million in business realignment charges in the second quarter of 2014.

Selling, General and Administrative (“SG&A”). SG&A expenses decreased by $3.1 million compared to the second quarter of 2014 due to lower SG&A costs in our PST and Electronics segments primarily due to foreign currency translation resulting from a change in foreign currency exchange rates, which were partially offset by higher SG&A expenses in our Control Devices and unallocated corporate segments.

Design and Development. Design and development costs decreased by $0.5 million primarily due to foreign currency translation resulting from a change in foreign currency exchange rates in our PST segment and lower Control Devices segment product development costs. An increase in design and development costs in our Electronics segment was offset by a change in foreign currency exchange rates.

Goodwill Impairment. The Company recorded a charge of $29.3 million for the quarter ended June 30, 2014 related to a portion of the PST goodwill.  The impairment was due to the weakening of both the Brazilian economy and automotive market resulting in lower projected revenue growth. This non-cash impairment charge is more fully described in Note 4 to our condensed consolidated financial statements.

Operating Income (Loss). Operating income (loss) is summarized in the following table by continuing reportable segment (in thousands):

			Dollar	Percent
			increase /	increase /
Three months ended June 30	2015	2014	(decrease)	(decrease)
Control Devices	$11,984	$8,719	$3,265	37.4%
Electronics	3,222	4,886	(1,664)	(34.1)%
PST	(2,591)	(31,982)	29,391	NM
Unallocated corporate	(5,200)	(4,844)	(356)	(7.3)%
Operating income (loss)	$7,415	$(23,221)	$30,636	NM

NM - not meaningful

Our Control Devices segment operating income increased primarily due to an increase in sales, product redesign, a favorable change in product mix and lower commodity prices which were partially offset by higher SG&A costs including legal and professional fees, performance-based compensation and employee related costs.

Our Electronics segment operating income decreased due to a decrease in gross profit as material costs increased, which was partially offset by lower SG&A costs both of which were a result of fluctuations in foreign currency exchange rates.

Our PST segment operating loss decreased due to a goodwill impairment charge of $29.3 million that was recorded in the second quarter of 2014 which did not recur in 2015 as the remaining goodwill was written off in the fourth quarter of 2014. PST’s material cost reductions achieved from product redesign, new supplier sourcing and a favorable sales mix were offset by an unfavorable change in foreign currency exchange rates.

Our unallocated corporate operating loss increased primarily due to higher legal and professional fees.

Operating income (loss) by geographic location is summarized in the following table (in thousands):

			Dollar	Percent
			increase /	increase /
Three months ended June 30	2015	2014	(decrease)	(decrease)
North America	$7,730	$5,810	$1,920	33.0%
South America	(2,591)	(31,982)	29,391	NM
Europe and Other	2,276	2,951	(675)	(22.9)%
Operating income (loss)	$7,415	$(23,221)	$30,636	NM

North American operating income includes interest expense, net of approximately $0.7 million and $4.0 million for the quarters ended June 30, 2015 and 2014, respectively.

Our North American operating results increased primarily due to increased sales in the North American commercial vehicle and automotive markets and lower material costs partially offset by higher SG&A costs including employee related and performance-based compensation expenses. The increase in performance in South America was due to the goodwill impairment charge recorded in 2014 that did not recur in 2015. Our results in Europe and Other declined due primarily to higher material costs resulting from an unfavorable change in foreign currency exchange rates related to our Electronics segment.

Interest Expense, net. Interest expense, net decreased by $3.4 million during the second quarter of 2015 when compared to the prior year second quarter primarily due to a lower average debt balance outstanding and a lower weighted-average interest rate. We redeemed our $175.0 million 9.5% senior secured notes in September and October 2014 using borrowings of $100.0 million on our Credit Facility (which bore annual interest of approximately 1.8% in the second quarter of 2015), proceeds from the sale of the Wiring business and existing cash.

Equity in Earnings of Investee. Equity earnings for Minda was $0.1 million for both the three months ended June 30, 2015 and 2014.

Other (Income) Expense, net. We record certain foreign currency transaction and forward currency hedge contract gains and losses as a component of other (income) expense, net on the condensed consolidated statement of operations. Other (income) expense, net was $(0.1) million for the second quarter of 2015 compared to $0.3 million for the second quarter of 2014 due to less volatility in certain foreign exchange rates in the current period. Our PST segment was unfavorably affected by a foreign currency translation loss related to the Argentinian peso in the second quarter of 2014 which did not recur in the second quarter of 2015.

Provision (Benefit) for Income Taxes from Continuing Operations. We recognized an income tax provision (benefit) of $(0.4) million and $0.1 million for federal, state and foreign income taxes for the second quarter of 2015 and 2014, respectively. The effective tax rate decreased to (6.4)% in the second quarter of 2015 from 0.3% in the second quarter of 2014. The change in the income tax provision and the effective tax rate for the three months ended June 30, 2015 compared to the same period for 2014 was primarily due to the improved earnings of the U.S. operations and reduced earnings of the European operations, which were partially offset by the smaller operating loss of PST.

We will continue to maintain a full valuation allowance on our U.S. deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance. As a result of the sale of the Wiring business and debt refinancing during the second half of 2014 and actual and anticipated earnings of the U.S. operations, we believe that there may be a reasonable possibility that additional positive evidence could develop in the near term that may allow us to reach a conclusion that some or all of the valuation allowance on our U.S. deferred tax assets will no longer be needed. Reversal of some or all of the U.S. valuation allowance would result in the recognition of certain deferred tax assets and an income tax benefit in the period the reversal is recorded. However, the exact timing and amount of a valuation allowance reversal depends upon the level of profitability that we are able to actually achieve.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

					Dollar
					increase /
Six months ended June 30	2015		2014		(decrease)
Net sales	$328,114	100.0%	$323,430	100.0%	$4,684
Costs and expenses:
Cost of goods sold	238,520	72.7	227,007	70.2	11,513
Selling, general and administrative	59,224	18.1	62,383	19.3	(3,159)
Design and development	19,829	6.0	21,527	6.6	(1,698)
Goodwill impairment	-	-	29,300	9.1	(29,300)

Operating income (loss)	10,541	3.2	(16,787)	(5.2)	27,328
Interest expense, net	2,936	0.9	10,001	3.1	(7,065)
Equity in earnings of investee	(332)	(0.1)	(382)	(0.1)	50
Other (income) expense, net	(260)	(0.1)	2,246	0.6	(2,506)
Income (loss) before income taxes from continuing operations	8,197	2.5	(28,652)	(8.8)	36,849
Provision (benefit) for income taxes from continuing operations	(234)	(0.1)	385	0.1	(619)
Income (loss) from continuing operations	8,431	2.6	(29,037)	(8.9)	37,468
Discontinued operations:
Income from discontinued operations, net of tax	-	-	1,647	0.5	(1,647)
Gain (loss) on disposal, net of tax	(113)	(0.1)	(1,233)	(0.4)	1,120
Income (loss) from discontinued operations	(113)	(0.1)	414	0.1	(527)

Net income (loss)	8,318	2.5	(28,623)	(8.8)	36,941
Net loss attributable to noncontrolling interest	(1,005)	(0.3)	(8,199)	(2.5)	7,194
Net income (loss) attributable to Stoneridge, Inc.	$9,323	2.8%	$(20,424)	(6.3)%	$29,747

Net Sales. Net sales for our reportable segments, excluding inter-segment sales are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Six months ended June 30		2015	2014		(decrease)	(decrease)
Control Devices	$164,269	50.1%	$153,737	47.5%	$10,532	6.9%
Electronics	114,327	34.8	102,857	31.8	11,470	11.2%
PST	49,518	15.1	66,836	20.7	(17,318)	(25.9)%
Total net sales	$328,114	100.0%	$323,430	100.0%	$4,684	1.4%

Our Control Devices segment net sales increased primarily due to new product sales in our North American automotive market and higher volume in our China automotive market of $8.8 million and $2.4 million, respectively.

Our Electronics segment net sales increased primarily due to an increase in sales of our North American commercial vehicle products of $17.1 million from higher volume related to post-disposition sales to the Wiring business acquired by Motherson of $14.0 million, and an increase in sales volume of our European commercial vehicle products of $13.1 million, which were partially offset by an unfavorable foreign currency translation of $17.4 million.

Our PST segment net sales decreased primarily due to an unfavorable foreign currency translation which reduced sales by $14.2 million, or 21.2%, and lower product volume. PST’s audio and car alarm sales volume declined due to further weakening of the Brazilian economy and automotive market while monitoring service revenues increased.

Net sales by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Six months ended June 30	2015		2014		(decrease)	(decrease)
North America	$184,432	56.2%	$159,516	49.3%	$24,916	15.6%
South America	49,518	15.1	66,836	20.7	(17,318)	(25.9)%
Europe and Other	94,164	28.7	97,078	30.0	(2,914)	(3.0)%
Total net sales	$328,114	100.0%	$323,430	100.0%	$4,684	1.4%

The increase in North American net sales was primarily attributable to increased new product sales volume in our North American Electronics’ commercial vehicle and Control Devices’ automotive markets of $17.1 million and $8.8 million, respectively. Our decrease in net sales in South America was primarily due to the negative impact of an unfavorable foreign currency translation as well as lower product sales volume. Our decrease in net sales in Europe and Other was primarily due to an unfavorable foreign currency translation of $17.4 million, which was substantially offset by increased sales of European commercial vehicle and Chinese automotive market products of $13.1 million and $2.4 million, respectively.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased by 5.1% primarily related to higher material costs resulting from unfavorable changes in foreign currency exchange rates as well as the increase in sales. Our material cost as a percentage of net sales increased to 51.4% for the first half of 2015 compared to 48.1% for the first half of 2014. As a result, our gross margin decreased to 27.3% for the first half of 2015 compared to 29.8% for the first half of 2014. The higher material costs and lower gross margin were primarily due to unfavorable changes in foreign currency exchange rates in our Electronics segment, which were partially offset by lower material costs in our Control Devices segment resulting from product redesign, a favorable mix of products sold and lower commodity prices.

Our Control Devices segment gross margin increased due to the benefit of increased sales volume, product redesign, a favorable mix of products sold and lower commodity prices, which were partially offset by higher employee related and warranty costs.

Our Electronics segment gross margin decreased primarily due to higher material costs resulting from an unfavorable change in foreign currency exchange rates.

Our PST segment gross margin increased slightly as a favorable sales mix, prices increases, product redesign and new supplier sourcing were offset by higher material costs resulting from an unfavorable change in foreign currency exchange rates. Also, PST incurred $0.5 million in business realignment charges in the first half of 2014.

Selling, General and Administrative. SG&A expenses decreased by $3.2 million compared to the first half of 2014 as lower SG&A costs in our PST and Electronics segments were partially offset by higher corporate share-based and performance-based compensation expense. SG&A costs in our PST and Electronics segments decreased primarily due to foreign currency translation resulting from a change in foreign currency exchange rates, which were partially offset by higher SG&A costs in our Control Devices segment and higher share-based compensation in connection with the accelerated vesting associated with the retirement of our former President and CEO, which was $2.2 million.

Design and Development. Design and development costs decreased by $1.7 million primarily due to foreign currency translation resulting from a change in foreign currency exchange rates in our Electronics and PST segments while the Control Devices segment incurred lower product development costs.

Goodwill Impairment. The Company recorded a charge of $29.3 million for the six months ended June 30, 2014 related to a portion of the PST goodwill.  The impairment was due to the weakening of both the Brazilian economy and automotive market resulting in lower projected revenue and earnings growth. This non-cash impairment charge is more fully described in Note 4 to our condensed consolidated financial statements.

Operating Income (Loss). Operating income is summarized in the following table by continuing reportable segment (in thousands):

			Dollar	Percent
			increase /	increase /
Six months ended June 30	2015	2014	(decrease)	(decrease)
Control Devices	$21,590	$17,152	$4,438	25.9%
Electronics	6,646	9,668	(3,022)	(31.3)%
PST	(5,241)	(34,524)	29,283	NM
Unallocated corporate	(12,454)	(9,083)	(3,371)	(37.1)%
Operating income (loss)	$10,541	$(16,787)	$27,328	NM

Our Control Devices segment operating income increased primarily due to an increase in sales, product redesign, a favorable change in product mix, lower commodity prices and lower design and development costs, partially offset by slightly higher SG&A costs including legal and professional fees, performance-based compensation and employee benefits.

Our Electronics segment operating income decreased due to a decrease in gross profit as material costs increased, which was partially offset by lower SG&A and design and development costs all of which were a result of fluctuations in foreign currency exchange rates.

Our PST segment operating loss decreased due to a goodwill impairment charge of $29.3 million that was recorded in the first half of 2014 which did not recur in 2015. The price increases, significant material cost reductions achieved from product redesign and new supplier sourcing were offset by an unfavorable change in foreign currency exchange rates.

Our unallocated corporate operating loss increased primarily due to higher share-based compensation as a result of the acceleration of the vesting associated with the retirement of our President and CEO of $2.2 million in first half of 2015, higher performance-based compensation.

Operating income (loss) by geographic location is summarized in the following table (in thousands):

			Dollar	Percent
			increase /	increase /
Six months ended June 30	2015	2014	(decrease)	(decrease)
North America	$11,596	$11,463	$133	1.2%
South America	(5,241)	(34,524)	29,283	NM
Europe and Other	4,186	6,274	(2,088)	(33.3)%
Operating income (loss)	$10,541	$(16,787)	$27,328	NM

North American operating income includes interest expense, net of approximately $1.5 million and $7.9 million for the six months ended June 30, 2015 and 2014, respectively.

Our North American operating results increased slightly due to higher sales in the North American commercial vehicle and automotive markets, lower material costs and a favorable change in product mix, which was substantially offset by higher share-based compensation expense as a result of the acceleration of the vesting of share-based awards in connection with the retirement of our former President and CEO during the first half of 2015. The increase in performance in South America was due to the goodwill impairment charge taken in the first half of 2014 which did not recur in 2015. Our results in Europe and Other declined due primarily to higher material costs resulting from an unfavorable change in foreign currency exchange rates related to our Electronics segment.

Interest Expense, net. Interest expense, net decreased by $7.1 million during the first half of 2015 when compared to the same period in the prior year primarily due to a lower average debt balance outstanding and a lower weighted-average interest rate. We redeemed our $175.0 million 9.5% senior secured notes in September and October 2014 using borrowings of $100.0 million on our Credit Facility (which bore annual interest of approximately 1.8% in the first half of 2015), proceeds from the sale of the Wiring business and existing cash.

Equity in Earnings of Investee. Equity earnings for Minda was $0.3 million and $0.4 million for the six months ended June 30, 2015 and 2014, respectively.

Other (Income) Expense, net. We record certain foreign currency transaction and forward currency hedge contract gains and losses as a component of other (income) expense, net on the condensed consolidated statement of operations. Other (income) expense, net was ($0.3) million for the first half of 2015 compared to $2.2 million for the first half of 2014 due to less volatility in certain foreign exchange rates in the current period. Our PST segment was unfavorably affected by a significant foreign currency translation loss related to the Argentinian peso in the first half of 2014 which did not recur in the first half of 2015.

Provision (Benefit) for Income Taxes from Continuing Operations. We recognized an income tax provision (benefit) of $(0.2) million and $0.4 million for federal, state and foreign income taxes for the first half of 2015 and 2014, respectively. The effective tax rate decreased to (2.8)% in the first half of 2015 from 1.3% in the first half of 2014. The change in the tax provision and the effective tax rate for the six months ended June 30, 2015 compared to the same period for 2014 was primarily due to the improved earnings of the U.S. operations and reduced earnings of the European operations, which was partially offset by the smaller operating loss of PST. In addition, the Company recognized a discrete tax expense related to certain foreign operations during the first half of 2014 which did not recur in the first half of 2015.

We will continue to maintain a full valuation allowance on our U.S. deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance. As a result of the sale of the Wiring business and debt refinancing during the second half of 2014 and actual and anticipated earnings of the U.S. operations, we believe that there may be a reasonable possibility that additional positive evidence could develop in the near term that may allow us to reach a conclusion that some or all of the valuation allowance on our U.S. deferred tax assets will no longer be needed. Reversal of some or all of the U.S. valuation allowance would result in the recognition of certain deferred tax assets and an income tax benefit in the period the reversal is recorded. However, the exact timing and amount of a valuation allowance reversal depends upon the level of profitability that we are able to actually achieve.

Liquidity and Capital Resources

Summary of Cash Flows (in thousands):

			Dollar
			increase /
	2015	2014	(decrease)
Net cash provided by (used for):
Operating activities	$1,632	$(7,059)	$8,691
Investing activities	(16,892)	(13,554)	(3,338)
Financing activities	(3,348)	3,855	(7,203)
Effect of exchange rate changes on cash and cash equivalents	(1,553)	(310)	(1,243)
Net change in cash and cash equivalents	$(20,161)	$(17,068)	$(3,093)

The increase in cash provided by operating activities for the first half of 2015 compared to the same period in 2014 was primarily due to lower working capital required as a result of the sale of the Wiring business in August 2014 and an increase in net income. Our receivable terms and collections rates have remained consistent between periods presented.

The increase in net cash used for investing activities for the first half of 2015 is due to an increase in capital expenditures primarily to support the launch of new products as well as a refund of excess proceeds received from Motherson based on the resolution of the working capital and other adjustments associated with the sale of the Wiring business.

The increase in net cash used for financing activities was primarily due to an increase in principal payments and lower borrowings on debt of $6.7 million and $1.0 million, respectively.

As outlined in Note 8 to our condensed consolidated financial statements, our Credit Facility permits borrowing up to a maximum level of $300.0 million which includes an accordion feature which allows the Company to increase the availability by up to $80.0 million upon the satisfaction of certain conditions. This variable rate facility provides the flexibility to refinance other outstanding debt or finance acquisitions through September 2019. The Credit Facility contains certain financial covenants that require the Company to maintain less than a maximum leverage ratio and more than a minimum interest coverage ratio. The Credit Facility also contains affirmative and negative covenants and events of default that are customary for credit arrangements of this type including covenants which place restrictions and/or limitations on the Company’s ability to borrow money, make capital expenditures and pay dividends. The Credit Facility had an outstanding balance of $100.0 million at June 30, 2015. The Company was in compliance with all covenants at June 30, 2015. The covenants included in our Credit Facility to date have not and are not expected to limit our financing flexibility.

PST maintains several short-term obligations and long-term loans used for working capital purposes. At June 30, 2015, there was $27.1 million outstanding on the PST term loans.  Principal payments on PST debt at June 30, 2015 are as follows: $20.1 million from July 2015 to June 2016, $1.8 million from July 2016 to December 2016, $2.0 million in 2017, $1.2 million in both 2018 and 2019 and $0.4 million in both 2020 and 2021.

The Company's wholly owned subsidiary located in Stockholm, Sweden, has an overdraft credit line which allows overdrafts on the subsidiary's bank account up to a maximum level of 20.0 million Swedish krona, or $2.4 million, at June 30, 2015. At June 30, 2015, there were no overdrafts on the bank account.

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

Our future results could also be adversely affected by unfavorable foreign currency exchange rates. We have significant foreign denominated transaction exposure in certain locations, especially in Brazil, Argentina, Mexico, Sweden and Estonia. We have entered into foreign currency forward contracts to reduce our exposure related to certain foreign currency fluctuations. See Note 6 to the condensed consolidated financial statements for additional details. Our future results could also be unfavorably affected by increased commodity prices as commodity fluctuations impact the cost of our raw material purchases.

At June 30, 2015, we had a cash and cash equivalents balance of approximately $22.9 million, of which $5.9 million was held in the United States and $17.0 million was held in foreign locations. The decrease from $43.0 million at December 31, 2014 was due to higher working capital, capital expenditures to support the launch of new products, repayment of debt and the repurchase of common shares to satisfy employee tax withholdings.

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

Forward-Looking Statements

Portions of this report contain “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, our directors or officers with respect to, among other things, our (i) future product and facility expansion, (ii) acquisition or divestiture strategy, (iii) investments and new product development, and (iv) growth opportunities related to awarded business. Forward-looking statements may be identified by the words “will,” “may,” “should,” “designed to,” “believes,” “plans,” “projects,” “intends,” “expects,” “estimates,” “anticipates,” “continue,” and similar words and expressions. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other factors:

•	the reduced purchases, loss or bankruptcy of a major customer;

•	the costs and timing of facility closures, business realignment activities, or similar actions;

•	a significant change in automotive, commercial, motorcycle, off-highway or agricultural vehicle production;

•	competitive market conditions and resulting effects on sales and pricing;

•	the impact on changes in foreign currency exchange rates on sales, costs and results, particularly the Brazilian real, euro, Argentinian peso, Swedish krona and Mexican peso;

•	our ability to achieve cost reductions that offset or exceed certain customer-mandated selling price reductions;

•	a significant change in general economic conditions in any of the various countries in which we operate;

•	labor disruptions at our facilities or at any of our significant customers or suppliers;

•	the ability of our suppliers to supply us with parts and components at competitive prices on a timely basis;

•	the amount of our indebtedness and the restrictive covenants contained in the agreements governing our indebtedness, including our credit facility;

•	customer acceptance of new products;

•	capital availability or costs, including changes in interest rates or market perceptions;

•	the failure to achieve the successful integration of any acquired company or business; and

•	those items described in Part I, Item IA (“Risk Factors”) of the Company's 2014 Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk presented within Part II, Item 7A of the Company's 2014 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2015, an evaluation was performed under the supervision and with the participation of the Company's management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the PEO and PFO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three months ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

There have been no material changes with respect to risk factors previously disclosed in the Company's 2014 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to repurchases of Common Shares made by us during the three months ended June 30, 2015. These shares were delivered to us by employees as payment for the withholding taxes due upon vesting of restricted share awards:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
4/1/15-4/30/15	-	-	N/A	N/A
5/1/15-5/31/15	-	-	N/A	N/A
6/1/15-6/30/15	142,585	$11.73	N/A	N/A
Total	142,585

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

STONERIDGE, INC.

Date: August 3, 2015	/s/ Jonathan B. DeGaynor
Jonathan B. DeGaynor President and Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2015	/s/ George E. Strickler
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

