Form 10-Q
period 2015-09-30
STONERIDGE INC
filed 2015-11-04
CIK 1043337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2015

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

The number of Common Shares, without par value, outstanding as of October 30, 2015 was 27,911,948.

STONERIDGE, INC. AND SUBSIDIARIES

EX – 31.1

EX – 31.2

EX – 32.1

EX – 32.2

101	XBRL Exhibits:
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(in thousands)	2015	2014
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$29,289	$43,021
Accounts receivable, less reserves of $1,057 and $2,017, respectively	112,595	105,102
Inventories, net	71,381	71,253
Prepaid expenses and other current assets	22,273	26,135
Total current assets	235,538	245,511

Long-term assets:
Property, plant and equipment, net	83,258	85,311
Other assets:
Intangible assets, net	35,833	56,637
Goodwill	1,000	1,078
Investments and other long-term assets, net	10,237	10,214
Total long-term assets	130,328	153,240
Total assets	$365,866	$398,751

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of debt	$17,913	$19,655
Accounts payable	59,012	58,593
Accrued expenses and other current liabilities	39,372	42,066
Total current liabilities	116,297	120,314

Long-term liabilities:
Revolving credit facility	100,000	100,000
Long-term debt, net	4,982	10,651
Deferred income taxes	41,261	50,006
Other long-term liabilities	3,404	3,974
Total long-term liabilities	149,647	164,631

Shareholders' equity:
Preferred Shares, without par value, 5,000 shares authorized, none issued	-	-
Common Shares, without par value, 60,000 shares authorized, 28,907 and 28,853 shares issued and 27,912 and 28,221 shares outstanding at September 30, 2015 and December 31, 2014, respectively, with no stated value	-	-
Additional paid-in capital	198,090	192,892
Common Shares held in treasury, 995 and 632 shares at September 30, 2015 and December 31, 2014, respectively, at cost	(4,208)	(1,284)
Accumulated deficit	(38,189)	(54,879)
Accumulated other comprehensive loss	(70,044)	(45,473)
Total Stoneridge, Inc. shareholders' equity	85,649	91,256
Noncontrolling interest	14,273	22,550
Total shareholders' equity	99,922	113,806
Total liabilities and shareholders' equity	$365,866	$398,751

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2015	2014	2015	2014

Net sales	$162,057	$170,338	$490,171	$493,768

Costs and expenses:
Cost of goods sold	116,912	120,788	355,432	347,795
Selling, general and administrative	26,331	31,204	85,555	93,587
Design and development	9,867	10,389	29,696	31,916
Goodwill impairment	-	(5,802)	-	23,498

Operating income (loss)	8,947	13,759	19,488	(3,028)

Interest expense, net	1,747	5,057	4,683	15,059
Equity in earnings of investee	(160)	(205)	(492)	(587)
Loss on early extinguishment of debt	-	920	-	920
Other (income) expense, net	(83)	23	(343)	2,268

Income (loss) before income taxes from continuing operations	7,443	7,964	15,640	(20,688)

Provision (benefit) for income taxes from continuing operations	32	(1,174)	(202)	(790)

Income (loss) from continuing operations	7,411	9,138	15,842	(19,898)

Discontinued operations:
Income (loss) from discontinued operations, net of tax	-	(1,560)	-	86
Loss on disposal, net of tax	(113)	(6,548)	(226)	(7,781)

Loss from discontinued operations	(113)	(8,108)	(226)	(7,695)

Net income (loss)	7,298	1,030	15,616	(27,593)

Net income (loss) attributable to noncontrolling interest	(69)	1,160	(1,074)	(7,039)

Net income (loss) attributable to Stoneridge, Inc.	$7,367	$(130)	$16,690	$(20,554)

Earnings (loss) per share from continuing operations attributable to Stoneridge, Inc.:
Basic	$0.27	$0.30	$0.62	$(0.48)
Diluted	$0.27	$0.29	$0.61	$(0.48)

Loss per share attributable to discontinued operations:
Basic	$(0.01)	$(0.30)	$(0.01)	$(0.28)
Diluted	$(0.01)	$(0.29)	$(0.01)	$(0.28)

Earnings (loss) per share attributable to Stoneridge, Inc.:
Basic	$0.26	$0.00	$0.61	$(0.76)
Diluted	$0.26	$0.00	$0.60	$(0.76)

Weighted-average shares outstanding:
Basic	27,444	26,954	27,299	26,914
Diluted	28,008	27,554	27,927	26,914

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014

Net income (loss)	$7,298	$1,030	$15,616	$(27,593)
Less: Income (loss) attributable to noncontrolling interest	(69)	1,160	(1,074)	(7,039)
Net income (loss) attributable to Stoneridge, Inc.	7,367	(130)	16,690	(20,554)

Other comprehensive loss, net of tax attributable to Stoneridge, Inc.:
Foreign currency translation	(12,557)	(12,528)	(24,497)	(6,164)
Benefit plan liability tax adjustment	-	-	(45)	-
Unrealized loss on derivatives	(236)	(144)	(29)	(49)
Other comprehensive loss, net of tax attributable to Stoneridge, Inc.	(12,793)	(12,672)	(24,571)	(6,213)

Comprehensive loss attributable to Stoneridge, Inc.	$(5,426)	$(12,802)	$(7,881)	$(26,767)

The Company has combined comprehensive loss from continuing operations and comprehensive loss from discontinued operations herein.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine months ended September 30,	2015	2014

OPERATING ACTIVITIES:
Net income (loss)	$15,616	$(27,593)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation	14,843	19,106
Amortization, including accretion of debt discount	3,000	4,484
Deferred income taxes	202	(1,003)
Earnings of equity method investee	(492)	(587)
Loss on sale of fixed assets	55	15
Share-based compensation expense	5,746	3,799
Goodwill impairment	-	23,498
Loss on disposal of Wiring business	226	7,781
Loss on early extinguishment of debt	-	920
Changes in operating assets and liabilities, net of effect of business acquisition:
Accounts receivable, net	(17,768)	(21,563)
Inventories, net	(15,028)	(8,285)
Prepaid expenses and other	(703)	(1,615)
Accounts payable	9,459	912
Accrued expenses and other	1,977	(715)
Net cash provided by (used for) operating activities	17,133	(846)

INVESTING ACTIVITIES:
Capital expenditures	(23,521)	(19,772)
Proceeds from sale of fixed assets	53	99
Change in restricted cash	-	(52,692)
Payment for working capital adjustment related to Wiring sale	(1,230)	-
Proceeds from sale of Wiring business	-	71,386
Business acquisitions	(469)	(1,022)
Net cash used for investing activities	(25,167)	(2,001)

FINANCING ACTIVITIES:
Extinguishment of senior notes	-	(17,500)
Premium related to early extinguishment of senior notes	-	(525)
Proceeds from issuance of debt	19,116	20,462
Repayments of debt	(20,015)	(15,953)
Noncontrolling interest shareholder distribution	-	(1,083)
Other financing costs	(49)	(1,499)
Repurchase of Common Shares to satisfy employee tax withholding	(2,854)	(765)
Net cash used for financing activities	(3,802)	(16,863)

Effect of exchange rate changes on cash and cash equivalents	(1,896)	(2,165)
Net change in cash and cash equivalents	(13,732)	(21,875)
Cash and cash equivalents at beginning of period	43,021	62,825

Cash and cash equivalents at end of period	$29,289	$40,950

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,539	$11,441
Cash paid for income taxes, net	$1,840	$2,285

Supplemental disclosure of non-cash operating and financing activities:
Change in fair value of interest rate swap	$-	$(468)
Bank payment of vendor payables under short-term debt obligations	$3,286	$3,617

The Company has combined cash flows from continuing operations and cash flows from discontinued operations within the operating, investing and financing categories.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

(1) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Stoneridge, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the SEC's rules and regulations. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year.

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

(2)  Recently Issued Accounting Standards

Accounting Standards Not Yet Adopted

In September 2015, the FASB issued ASU 2015 – 16, “Business Combinations,” which simplifies the accounting for measurement-period adjustments related to business combinations. ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in the ASU require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendment is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years and is to be applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU with earlier application permitted for financial statements that have not been issued. The Company will adopt this standard as of January 1, 2016, which is not expected to have a material impact on the Company’s condensed consolidated financial statements or disclosures.

In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015 – 01 “Income Statement – Extraordinary and Unusual Items,” that eliminates the concept of extraordinary items and their segregation from the results of ordinary operations and expands presentation and disclosure guidance to include items that are both unusual in nature and occur infrequently. The new accounting standard is effective for fiscal years beginning after December 15, 2015.  The Company will adopt this standard as of January 1, 2016, which is not expected to have a material impact on the Company’s condensed consolidated financial statements or disclosures.

In June 2014, the FASB issued ASU 2014 – 12 “Stock Compensation - Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period,” that requires performance targets that could be achieved after the requisite service period be treated as performance conditions that affect the vesting of the award.  The new accounting standard is effective for fiscal years beginning after December 15, 2015. The Company will adopt this standard as of January 1, 2016, which is not expected to have an impact on the Company’s condensed consolidated financial statements or disclosures.

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

Accounting Standards Adopted

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which amends the current presentation of debt issuance costs in the balance sheet. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, instead of as an asset.  The recognition and measurement of debt issuance costs are not affected by the amendments in this ASU. The guidance in ASU 2015-03 did not address the presentation or subsequent measurement of debt issuance costs related to line of credit arrangements. Given the absence of authoritative guidance, in June 2015 the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” which states that the SEC will not object to an entity deferring and presenting debt issuance costs related to revolving credit arrangements as an asset and subsequently amortizing them. These amendments are to be applied retrospectively and are effective for public companies for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. As permitted by the ASU, the Company adopted these standards in the third quarter of 2015, which had no impact on the Company’s condensed consolidated financial statements. The Company has elected to continue to present deferred financing costs related to its revolving credit facility, which had balances of $1,525 and $1,767 at September 30, 2015 and December 31, 2014, respectively, within long-term assets in the Company’s condensed consolidated balance sheets.

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

The Company had post-disposition sales to the Wiring business acquired by Motherson of $7,299 and $21,574 for the three and nine months ended September 30, 2015, respectively. The Company had post-disposition purchases from the Wiring business acquired by Motherson of $242 and $583 for the three and nine months ended September 30, 2015, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

The Company had post-disposition sales (for the period August 1, 2014 through September 30, 2014) to the Wiring business acquired by Motherson of $5,244 for the three and nine months ended September 30, 2014. The Company had post-disposition purchases from the Wiring business acquired by Motherson of $587 for the three and nine months ended September 30, 2014.

The following tables display summarized activity in our condensed consolidated statements of operations for discontinued operations related to the Wiring business:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net sales	$-	$21,142	$-	$167,434
Cost of goods sold (B)	-	21,669	-	154,787
Selling, general and administrative (B)	-	2,048	-	12,645
Interest expense, net	-	43	-	69
Other expense, net	-	(147)	-	(58)
Loss from operations of discontinued operations before income taxes (A) (B)	-	(2,471)	-	(9)
Income tax benefit on discontinued operations	-	911	-	95
Income (loss) from discontinued operations, net of tax (C)	-	(1,560)	-	86

Loss on disposal (C)	(118)	(4,263)	(230)	(6,160)
Income tax (provision) benefit on gain (loss) on disposal	5	(2,285)	4	(1,621)
Loss on disposal, net of tax	(113)	(6,548)	(226)	(7,781)

Loss from discontinued operations	$(113)	$(8,108)	$(226)	$(7,695)

(A)	The operations of the Wiring business were included only for the one and seven months ended July 31, 2014 as the sale was completed on August 1, 2014.

(B)	The assets and liabilities of the Wiring business were reclassified to held for sale effective May 26, 2014. Accordingly, depreciation and amortization for the Wiring assets were not recorded after that date.

(C)	Included in loss on disposal for the three months ended September 30, 2015 and 2014 were transaction costs of $94 and $377, respectively, and $192 and $1,274 for the nine months ended September 30, 2015 and 2014, respectively. The loss on disposal also includes a working capital and other adjustments of $24 and $38 for the three and nine months ended September 30, 2015, respectively. In addition, the loss on disposal included $2,734 in previously deferred foreign currency translation for the three and nine months ended September 30, 2014.

	Three months	Nine months
	ended September 30,	ended September 30,
	2014	2014
Depreciation and amortization	$-	$2,111
Capital expenditures	397	1,238

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

Pre-disposition intercompany sales to the Wiring business (for the period January 1, 2014 through July 31, 2014) were $2,158 and $17,448 for the three and nine months ended September 30, 2014, respectively. Pre-disposition intercompany purchases from the Wiring business were $481 and $4,025 for the three and nine months ended September 30, 2014, respectively.

(4) Goodwill

The Company conducts its annual goodwill impairment test on October 1. During the second quarter of 2014, however, indicators of potential impairment for its majority owned subsidiary, PST Eletrônica Ltda. (“PST”) required the Company to conduct an interim impairment test. Those indicators included a decline in recent operating results and lower growth expectations primarily due to the weakening of the Brazilian economy and automotive market.

In accordance with ASC 350, the Company completed “step one” of the impairment analysis and concluded that, as of June 30, 2014, the fair value of the PST reportable segment was below its carrying value, including goodwill. In “step one” the Company used an income approach to estimate the fair value of PST. The income approach used a discounted cash flow valuation technique which incorporated the Company's projected future estimates of after-tax cash flows attributable to its future growth rates, terminal value amounts and the weighted average cost of capital. As a result, “step two” of the impairment test was initiated in accordance with ASC 350. Due to its time intensive nature, the “step two” analysis was not completed until the third quarter ended September 30, 2014. In accordance with ASC 350, the Company recorded its best estimate of $29,300 as a non-cash goodwill impairment charge (of which $6,436 was attributable to noncontrolling interest) as of June 30, 2014, which was included in the Company’s condensed consolidated statements of operations.

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

The “step two” of the PST goodwill impairment test used the following methodologies in determining fair value. Buildings and machinery were valued at an estimated replacement cost for an asset of comparable age and condition. PST finite lived identified intangible assets are customer relationships, tradenames and technology. Customer relationships were valued using an excess earnings method, using various inputs such as the estimated customer attrition rate, future earnings forecast, the amount of contributory asset charges, and a discount rate. Tradenames and technology intangibles are valued using a relief from royalty method, which is based upon comparable market royalty rates for tradenames of similar value. Other working capital items are generally recorded at carrying value, unless there were known conditions that would impact the ultimate settlement amount of a particular item.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

The carrying amount of goodwill related to our Electronics segment decreased by $78 for the nine months ended September 30, 2015 to $1,000 due to foreign currency translation.

The change in the carrying amount of goodwill for the nine months ended September 30, 2014 was as follows:

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

	September 30,	December 31,
	2015	2014
Raw materials	$39,829	$41,767
Work-in-progress	9,587	8,779
Finished goods	21,965	20,707
Total inventories, net	$71,381	$71,253

Inventory valued using the FIFO method was $41,532 and $34,636 at September 30, 2015 and December 31, 2014, respectively. Inventory valued using the average cost method was $29,849 and $36,617 at September 30, 2015 and December 31, 2014, respectively.

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

Derivative Instruments and Hedging Activities

On September 30, 2015, the Company had open foreign currency forward contracts which are used solely for hedging and not for speculative purposes. Management believes that its use of these instruments to reduce risk is in the Company's best interest.  The counterparties to these financial instruments are financial institutions with investment grade credit ratings.

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

The Company's foreign currency forward contracts offset a portion of the gains and losses on the underlying foreign currency denominated transactions as follows:

Euro-denominated Foreign Currency Forward Contract

As of September 30, 2015 and December 31, 2014, the Company held a foreign currency forward contract with underlying notional amounts of $1,694 and $3,523, respectively, to reduce the exposure related to the Company's euro-denominated intercompany loans. This contract expires in December 2015. The euro-denominated foreign currency forward contract was not designated as a hedging instrument. The Company recognized a loss of $9 and a gain of $1,064 for the three months ended September 30, 2015 and 2014, respectively, in the condensed consolidated statements of operations as a component of other (income) expense, net related to the euro-denominated contracts. The Company recognized a gain of $307 and $1,089, respectively, related to this contract for the nine months ended September 30, 2015 and 2014.

U.S. dollar-denominated Foreign Currency Forward Contracts – Cash Flow Hedges

The Company entered into on behalf of one of its European Electronics subsidiaries whose functional currency is the Swedish krona, U.S. dollar-denominated currency contracts with a notional amount at September 30, 2015 of $2,940 which expire ratably on a monthly basis from October 2015 through December 2015, compared to a notional amount of $11,718 at December 31, 2014.

The Company entered into on behalf of one of its European Electronics subsidiaries whose functional currency is the euro, U.S. dollar-denominated currency contracts with a notional amount at September 30, 2015 of $1,071 which expire ratably on a monthly basis from October 2015 through December 2015, compared to a notional amount of $4,266 at December 31, 2014.

On October 15, 2015 the Company entered into on behalf of one of its European Electronics subsidiaries whose functional currency is the Swedish krona, U.S. dollar-denominated currency contracts with a notional amount of $10,007 which expire ratably on a monthly basis from January 2016 through December 2016.  On the same date the Company also entered into on behalf of one of its European Electronics subsidiaries whose functional currency is the euro, U.S. dollar-denominated currency contracts with a notional amount of $2,421 which expire ratably on a monthly basis from January 2016 through December 2016.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

Mexican peso-denominated Foreign Currency Forward Contracts – Cash Flow Hedge

The Company holds Mexican peso-denominated foreign currency forward contracts with notional amounts at September 30, 2015 of $9,674 which expire ratably on a monthly basis from October 2015 through December 2016, compared to a notional amount of $10,282 at December 31, 2014.

The Company evaluated the effectiveness of the Mexican peso-denominated foreign currency forward contracts held as of June 30, 2014. As a result of the sale of the Wiring business, the Company forecasted that it would purchase Mexican pesos to fulfill only two of the five contracts for the period August 2014 through December 2014. As the purchase of Mexican pesos related to three of the five contracts was not probable, these three contracts attributed to the Wiring business were de-designated at June 30, 2014, and the associated unrecognized $320 gain at that date was reclassified from accumulated other comprehensive loss and recorded in discontinued operations in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2014.

Commodity Price Risk - Cash Flow Hedge

To mitigate the risk of future price volatility and, consequently, fluctuations in gross margins, the Company sometimes enters into fixed price commodity contracts with financial institutions to fix the cost of a portion of the Company’s copper purchases. Copper is a raw material used in a number of the Company’s products.

The Company did not have any fixed price commodity contracts at September 30, 2015 compared to an aggregate notional amount of 317 pounds at December 31, 2014.

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

The Company evaluated the effectiveness of the copper fixed price commodity contracts as of June 30, 2014. As a result of the sale of the Wiring business, the Company forecasted that it would not purchase the quantities of copper to fulfill the two contracts for the period August 2014 through March 2015. As the purchase of copper quantities related to these contracts was not probable, the contracts primarily associated with the Wiring segment not expected to be fulfilled were de-designated at June 30, 2014, and the associated unrecognized $77 gain at that date was reclassified from accumulated other comprehensive loss and recorded in discontinued operations in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2014.

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

In connection with the Company’s notice of redemption issued on September 15, 2014 to redeem all remaining outstanding senior notes, the interest rate fair value hedge was de-designated on that date. On October 23, 2014, the Company terminated the interest rate swap resulting in a gain of $371 recognized in the fourth quarter of 2014.

The Swap reduced interest expense by $194 and $625 for the three and nine months ended September 30, 2014, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

The notional amounts and fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

			Prepaid expenses
		Notional	and other current assets /		Accrued expenses and
	amounts (A)		other long-term assets		other current liabilities
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2015	2014	2015	2014	2015	2014
Derivatives designated as hedging instruments
Cash Flow Hedges:
Forward currency contracts	$13,685	$26,266	$400	$479	$428	$478

Derivatives not designated as hedging instruments
Forward currency contracts	$1,694	$3,523	-	-	$8	$13
Fixed price commodity contracts	-	317	-	-	-	$69

(A)	Notional amounts represent the gross contract / notional amount of the derivatives outstanding. The fixed price commodity contract notional amounts are in pounds.

Amounts recorded for the cash flow hedges in other comprehensive loss and in net income for the three months ended September 30 are as follows:

	Loss recorded in other comprehensive loss		Loss reclassified from other comprehensive loss into net income
	2015	2014	2015	2014
Derivatives designated as cash flow hedges:
Forward currency contracts	$(578)	$(457)	$(342)	$(290)
Fixed price commodity contracts	-	(20)	-	(43)
Total derivatives designated as cash flow hedges	$(578)	$(477)	$(342)	$(333)

Amounts recorded for the cash flow hedges in other comprehensive loss and in net income (loss) for the nine months ended September 30 are as follows:

	Gain (loss) recorded in other comprehensive loss		Loss reclassified from other comprehensive loss into net income (loss)
	2015	2014	2015	2014
Derivatives designated as cash flow hedges:
Forward currency contracts	$(681)	$77	$(652)	$(48)
Fixed price commodity contracts	-	(338)	-	(164)
Total derivatives designated as cash flow hedges	$(681)	$(261)	$(652)	$(212)

Gains and losses reclassified from other comprehensive loss into net income (loss) were recognized in cost of goods sold in the Company's condensed consolidated statements of operations.

The net deferred loss of $28 on the cash flow hedge derivatives will be reclassified from other comprehensive loss to the condensed consolidated statements of operations through December 2016.  The Company has measured the ineffectiveness of the forward currency and commodity contracts and any amounts recognized in the condensed consolidated financial statements were immaterial for the three and nine months ended September 30, 2015 and 2014.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

Fair Value Measurements

The following table presents our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the three levels of the fair value hierarchy based on the reliability of the inputs used.

	September 30,				December 31,
	2015				2014
	Fair values estimated using
		Level 1	Level 2	Level 3
	Fair value	inputs (A)	inputs (B)	inputs (C)	Fair value

Financial assets carried at fair value:
Forward currency contracts	$400	$-	$400	$-	$479

Total financial assets carried at fair value	$400	$-	$400	$-	$479

Financial liabilities carried at fair value:
Forward currency contracts	$436	$-	$436	$-	$491
Fixed price commodity contracts	-	-	-	-	69

Total financial liabilities carried at fair value	$436	$-	$436	$-	$560

(A)	Fair values estimated using Level 1 inputs, which consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. The Company did not have any recurring fair value estimates using Level 1 inputs at September 30, 2015 or December 31, 2014.

(B)	Fair values estimated using Level 2 inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly and include among other things, quoted prices for similar assets or liabilities in markets that are active or inactive as well as inputs other than quoted prices that are observable. For forward currency and fixed price commodity contracts, inputs include foreign currency exchange rates and commodity indexes.

(C)	Fair values estimated using Level 3 inputs consist of significant unobservable inputs. The Company did not have any recurring fair value estimates using Level 3 inputs at September 30, 2015 or December 31, 2014.

The Company recorded a non-recurring fair value adjustment of $23,498 related to PST goodwill during the nine months ended September 30, 2014. The Company utilized Level 3 inputs to estimate the fair value adjustment for nonfinancial assets. For additional information, see the discussion of Goodwill in Note 4. No non-recurring fair value adjustments were required for nonfinancial assets for the nine months ended September 30, 2015.

(7) Share-Based Compensation

Compensation expense for share-based compensation arrangements, which is recognized in the condensed consolidated statements of operations as a component of selling, general and administrative expenses, was $1,264 and $1,499 for the three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 total share-based compensation was $5,746, including $2,225 from the accelerated vesting in connection with the retirement of the Company’s former President and Chief Executive Officer, and $3,799 for the nine months ended September 30, 2014.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

(8) Debt

Debt consisted of the following at September 30, 2015 and December 31, 2014:

			Interest rates at
	September 30,	December 31,	September 30,
	2015	2014	2015	Maturity
Revolving Credit Facility
Credit facility	$100,000	$100,000	2.12%	September - 2019

Debt
PST short-term obligations	15,632	11,249	5.5% - 24.0%	Various 2015 and 2016
PST long-term notes	6,810	16,770	6.17% - 8.0%	2016 - 2021
Suzhou note	-	1,450	N/A	April 2015
Other	453	837
Total debt	22,895	30,306
Less: current portion	(17,913)	(19,655)
Total long-term debt, net	$4,982	$10,651

Revolving Credit Facility

On November 2, 2007, the Company entered into an asset-based credit facility, which permits borrowing up to a maximum level of $100,000. The Company entered into an Amended and Restated Credit and Security Agreement and a Second Amended and Restated Credit and Security Agreement on September 20, 2010 and December 1, 2011, respectively.

On September 12, 2014, the Company entered into a Third Amended and Restated Credit Agreement (the “Amended Agreement” or “Credit Facility”). The Amended Agreement provides for a $300,000 revolving credit facility, which replaced the Company’s existing $100,000 asset-based credit facility and includes a letter of credit subfacility, swing line subfacility and multicurrency subfacility. The Amended Agreement also has an accordion feature which allows the Company to increase the availability by up to $80,000 upon the satisfaction of certain conditions. The Amended Agreement extended the termination date to September 12, 2019 from December 1, 2016. The Company capitalized $1,499 of deferred financing costs and recognized a $100 loss on extinguishment of previously deferred financing costs associated with the Amended Agreement. On March 26, 2015, the Company entered into Amendment No. 1 (the “Amendment”) to the Amended Agreement which modified the definition of Consolidated EBITDA to allow for the add back of cash premiums and other non-cash charges related to the amendment and restatement of the Amended Agreement and the early extinguishment of the Company’s 9.5% Senior Secured Notes totaling $10,507 both of which occurred in second half of 2014. Consolidated EBITDA is used in computing the Company’s leverage ratio and interest coverage ratio which are covenants within the Amended Agreement.

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

The Company was in compliance with all credit facility covenants at September 30, 2015 and December 31, 2014.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

Debt

On October 4, 2010, the Company issued $175,000 of senior secured notes which bore interest at an annual rate of 9.5% and were scheduled to mature on October 15, 2017.  On September 2, 2014, the Company redeemed $17,500, or 10.0%, of its senior secured notes at a price of 103.0% of the principal amount. As a result of the redemption, the Company recognized a loss on extinguishment of debt of $820 in the third quarter of 2014, which included a premium of $525 and the acceleration of both the associated deferred financing costs and original issue discount totaling $295.

On October 15, 2014, the Company redeemed the remaining $157,500 of its senior secured notes at a price of 104.75% of the principal amount discharging the corresponding senior notes indenture. As a result of the redemption, the Company recognized a loss on extinguishment of debt of $9,687 in the fourth quarter of 2014, which included a premium of $7,481, the acceleration of the remaining deferred financing costs of $535 and original issue discount of $2,019 and de-designation date unrecognized gain on the interest rate swap of $348.

PST maintains several short-term obligations and long-term notes used for working capital purposes which have fixed annual interest rates. The weighted-average interest rates of short-term and long-term debt of PST at September 30, 2015 were 16.8% and 7.4%, respectively.  Depending on the specific note, interest is payable either monthly or annually. Principal payments on PST debt at September 30, 2015 are as follows: $17,460 from October 2015 through September 2016, $600 from October 2016 through December 2016, $1,841 in 2017, $969 in 2018, $948 in 2019, $325 in 2020 and $299 in 2021.

On February 25, 2014, the Company's wholly-owned subsidiary located in Suzhou, China entered into a term loan for 9,000 Chinese yuan (the “Suzhou note”) which matured in August 2014. On October 17, 2014, this subsidiary entered into a new term loan for 9,000 Chinese yuan (the "Suzhou note") which matured and was repaid in April 2015. The U.S. dollar equivalent outstanding loan balance was $1,450 at December 31, 2014 which was included in the condensed consolidated balance sheets as a component of current portion of long-term debt. Interest was payable quarterly at 120.0% of the one-year lending rate published by The People's Bank of China.

The Company was in compliance with all note covenants at September 30, 2015 and December 31, 2014.

The Company's wholly-owned subsidiary located in Stockholm, Sweden, has an overdraft credit line which allows overdrafts on the subsidiary's bank account up to a maximum level of 20,000 Swedish krona, or $2,390 and $2,562, at September 30, 2015 and December 31, 2014, respectively. At September 30, 2015 and December 31, 2014, there was no balance outstanding on this bank account.

(9) Earnings (Loss) Per Share

Basic earnings (loss) per share was computed by dividing net income (loss) by the weighted-average number of Common Shares outstanding for each respective period. Diluted earnings (loss) per share was calculated by dividing net income (loss) by the weighted-average of all potentially dilutive Common Shares that were outstanding during the periods presented.  However, for all periods in which the Company recognized a loss from continuing operations, the Company did not recognize the effect of potentially dilutive securities as their inclusion would have been anti-dilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

Weighted-average Common Shares outstanding used in calculating basic and diluted earnings (loss) per share were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Basic weighted-average Common Shares outstanding	27,444,221	26,953,596	27,299,319	26,913,880
Effect of dilutive shares	563,988	600,543	627,723	-
Diluted weighted-average Common Shares outstanding	28,008,209	27,554,139	27,927,042	26,913,880

There were no options outstanding at September 30, 2015 or December 31, 2014.

There were 134,250 and 466,650 performance-based restricted Common Shares outstanding at September 30, 2015 and 2014, respectively. There were also 573,885 and 374,400 performance-based right to receive Common Shares outstanding at September 30, 2015 and 2014, respectively. These performance-based restricted and right to receive Common Shares are included in the computation of diluted earnings per share based on the number of Common Shares that would be issuable if the end of the quarter were the end of the contingency period.

(10) Changes in Accumulated Other Comprehensive Loss by Component

Changes in accumulated other comprehensive loss for the three months ended September 30, 2015 and 2014 were as follows:

	Foreign	Unrealized	Benefit
	currency	gain (loss)	plan
	translation	on derivatives	liability	Total
Balance at July 1, 2015	$(57,543)	$208	$84	$(57,251)

Other comprehensive loss before reclassifications	(12,557)	(578)	-	(13,135)
Amounts reclassified from accumulated other comprehensive loss	-	342	-	342
Net other comprehensive loss, net of tax	(12,557)	(236)	-	(12,793)

Balance at September 30, 2015	$(70,100)	$(28)	$84	$(70,044)

Balance at July 1, 2014	$(23,971)	$(16)	$(12)	$(23,999)

Other comprehensive loss before reclassifications	(15,262)	(477)	-	(15,739)
Amounts reclassified from accumulated other comprehensive loss	2,734	333	-	3,067
Net other comprehensive loss, net of tax	(12,528)	(144)	-	(12,672)

Balance at September 30, 2014	$(36,499)	$(160)	$(12)	$(36,671)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

Changes in accumulated other comprehensive loss for the nine months ended September 30, 2015 and 2014 were as follows:

	Foreign	Unrealized	Benefit
	currency	gain (loss)	plan
	translation	on derivatives	liability	Total
Balance at January 1, 2015	$(45,603)	$1	$129	$(45,473)

Other comprehensive loss before reclassifications	(24,497)	(681)	(45)	(25,223)
Amounts reclassified from accumulated other comprehensive loss	-	652	-	652
Net other comprehensive loss, net of tax	(24,497)	(29)	(45)	(24,571)

Balance at September 30, 2015	$(70,100)	$(28)	$84	$(70,044)

Balance at January 1, 2014	$(30,335)	$(111)	$(12)	$(30,458)

Other comprehensive loss before reclassifications	(8,898)	(261)	-	(9,159)
Amounts reclassified from accumulated other comprehensive loss	2,734	212	-	2,946
Net other comprehensive loss, net of tax	(6,164)	(49)	-	(6,213)

Balance at September 30, 2014	$(36,499)	$(160)	$(12)	$(36,671)

(11)  Commitments and Contingencies

In the ordinary course of business, the Company is subject to a broad range of claims and legal proceedings that relate to contractual allegations, product liability, tax audits, patent infringement, employment-related matters and environmental matters. The Company establishes accruals for matters which it believes that losses are probable and can be reasonably estimable. Although it is not possible to predict with certainty the outcome of these matters, the Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on its consolidated results of operations or financial position.

As a result of environmental studies performed at the Company’s former facility located in Sarasota, Florida, the Company became aware of soil and groundwater contamination at the site. The Company engaged an environmental engineering consultant to assess the level of contamination and to develop a remediation and monitoring plan for the site. Soil remediation at the site was completed during the year ended December 31, 2010. As the remedial action plan has been approved by the Florida Department of Environmental Protection, ground water remediation is expected to begin in the fourth quarter of 2015 once all property access approvals have been received. Environmental remediation costs paid for the nine months ended September 30, 2015 were $155. At September 30, 2015 and December 31, 2014, the Company accrued a remaining undiscounted liability of $715 and $876, respectively, related to future remediation costs. At September 30, 2015 and December 31, 2014, $651 and $813, respectively, was recorded as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets while the remaining amount was recorded as a component of other long-term liabilities. A majority of the costs associated with the recorded liability will be incurred at the start of the groundwater remediation, with the balance relating to monitoring costs to be incurred over multiple years. Although the Company sold the Sarasota facility and related property in December 2011, the liability to remediate the site contamination remains the responsibility of the Company. Due to the ongoing site remediation, the closing terms of the sale agreement included a requirement for the Company to maintain a $2,000 letter of credit for the benefit of the buyer.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

The Company has a legal proceeding, Verde v. Stoneridge, Inc. et al., currently pending in the United States District Court for the Eastern District of Texas, Cause No. 6:14-cv-00225- KNM.  Plaintiff filed this putative class action against the Company and others on March 26, 2014.  Plaintiff alleges that the Company was involved in the vertical chain of manufacture, distribution, and sale of a control device (“CD”) that was incorporated into a Dodge Ram truck purchased by Plaintiff in 2006.  Plaintiff alleges that the Company breached express warranties and indemnification provisions by supplying a defective CD that was not capable of performing its intended function.  The putative class consists of all Texas residents who own manual transmission Chrysler vehicles model years 1994–2007 equipped with the subject CD.  Plaintiff seeks recovery of economic loss damages incurred by him and the putative class members associated with inspecting and replacing the allegedly defective CD, as well as attorneys’ fees and costs.  Plaintiff filed his motion for class certification seeking to certify a class of Texas residents who own or lease certain automobiles sold by Chrysler from 1998–2007.  Plaintiff alleges this putative class would include approximately 120,000 people.  In the motion for class certification, the Plaintiff states that damages are no more than $1 per person.  A hearing on Plaintiff’s motion for class certification is set for November 12, 2015.  Similarly, Royal v. Stoneridge, Inc. et al. is another legal proceeding currently pending in the United States District Court for the Western District of Oklahoma, Cause No. 5:14-cv-01410-F.  Plaintiffs filed this putative class action against the Company, Stoneridge Control Devices, Inc., and others on December 19, 2014.  Plaintiffs alleges that the Company was involved in the vertical chain of manufacture, distribution, and sale of a CD that was incorporated into Dodge Ram trucks purchased by Plaintiff between 1999 and 2006.  Plaintiffs allege that the Company and Stoneridge Control Devices, Inc. breached various express and implied warranties, including the implied warranty of merchantability.  Plaintiffs also seek indemnity from the Company and Stoneridge Control Devices, Inc.  The putative class consists of all owners of vehicles equipped with the subject CD, which includes various Dodge Ram trucks and other manual transmission vehicles manufactured from 1997–2007, which Plaintiffs allege is more than 1,000,000 vehicles.  Plaintiffs seeks recovery of economic loss damages associated with inspecting and replacing the allegedly defective CD, diminished value of the subject CDs and the trucks in which they were installed, and attorneys’ fees and costs.  The amount of compensatory or other damages sought by Plaintiffs and the putative class members is unknown. The Company is vigorously defending itself against these allegations, and has and will continue to challenge the claims as well as class action certification. The Company believes the likelihood of loss is not probable or reasonably estimable, and therefore no liability has been recorded for these claims at September 30, 2015.

In September 2013, two legal proceedings were initiated by Actia Automotive (“Actia”) in a French court (the tribunal de grande instance de Paris) alleging infringement of its patents by the Company’s Electronics segment. The euro (“€”) and U.S. dollar equivalent (“$”) that Actia is seeking has been €7,000 ($7,800) for each claim for injunctive relief and monetary damages resulting from such alleged infringement. The Company believes that its products did not infringe on any of the patents claimed by Actia, and the claims are without merit. The Company is vigorously defending itself against these allegations, and it has challenged certain Actia patents in the European Patent Office. In September 2015, the French court ruled in favor of the Company on one claim, which is subject to appeal by Actia. There have been no significant changes to the facts and circumstances related to the remaining claim for the three or nine months ended September 30, 2015. The Company believes the likelihood of loss is not probable between its defenses and challenges to Actia’s patents. As such, no liability has been recorded for these claims.

On May 24, 2013, the State Revenue Services of São Paulo issued a tax deficiency notice against PST claiming that the vehicle tracking and monitoring services it provides should be classified as communication services, and therefore subject to the State Value Added Tax – ICMS. The State Revenue Services assessment imposed the 25.0% ICMS tax on all revenues of PST related to the vehicle tracking and monitoring services rendered during the period from January 2009 through December 2010. The Brazilian real (“R$”) and U.S. dollar equivalent (“$”) of the aggregate tax assessment is approximately R$92,500 ($23,300) which is comprised of Value Added Tax – ICMS of R$13,200 ($3,300), interest of R$11,400 ($2,900) and penalties of R$67,900 ($17,100).

The Company believes that the vehicle tracking and monitoring services are non-communication services, as defined under Brazilian tax law, subject to the municipal ISS tax, not communication services subject to state ICMS tax as claimed by the State Revenue Services of São Paulo. PST has, and will continue to collect the municipal ISS tax on the vehicle tracking and monitoring services in compliance with Brazilian tax law and will defend its tax position. PST has received a legal opinion that the merits of the case are favorable to PST, determining among other things that the imposition on the subsidiary of the State ICMS by the State Revenue Services of São Paulo is not in accordance with the Brazilian tax code. In April 2015, the Tribunal of Taxes and Imposts of the State of São Paulo ruled in favor of PST that its tracking and monitoring services are not subject to state ICMS tax, which is subject to appeal by the State Revenue Services of São Paulo to a higher court. Management believes, based on the legal opinion of the Company’s Brazilian legal counsel, the recent favorable legal ruling in favor of PST and the results of the Brazil Administrative Court's binding ruling in favor of another vehicle tracking and monitoring company related to the tax deficiency notice it received, the likelihood of loss is not probable although it may take years to resolve.  As a result of the above, as of September 30, 2015 and December 31, 2014, no accrual has been recorded with respect to the tax assessment.  An unfavorable judgment on this issue for the years assessed and for subsequent years could result in significant costs to PST and adversely affect its results of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

In addition, PST has civil, labor and other tax contingencies for which the likelihood of loss is deemed to be reasonably possible, but not probable, by the Company’s legal advisors in Brazil. As a result, no provision has been recorded with respect to these contingencies, which amounted to R$21,712 ($5,500) and R$37,237 ($14,000) at September 30, 2015 and December 31, 2014, respectively. An unfavorable outcome on these contingencies could result in significant cost to PST and adversely affect its results of operations.

Product Warranty and Recall

Amounts accrued for product warranty and recall claims are established based on the Company's best estimate of the amounts necessary to settle existing and future claims on products sold as of the balance sheet dates. These accruals are based on several factors including past experience, production changes, industry developments and various other considerations including insurance coverage. The Company can provide no assurances that it will not experience material claims or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued or beyond what the Company may recover from its suppliers. The current portion of product warranty and recall is included as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheets. Product warranty and recall included $777 and $1,204 of a long-term liability at September 30, 2015 and December 31, 2014, respectively, which is included as a component of other long-term liabilities in the condensed consolidated balance sheets.

The following provides a reconciliation of changes in product warranty and recall liability:

Nine months ended September 30	2015	2014
Product warranty and recall at beginning of period	$7,601	$6,414
Accruals for products shipped during period	2,716	3,329
Aggregate changes in pre-existing liabilities due to claim developments	(122)	194
Settlements made during the period	(3,715)	(2,414)
Product warranty and recall at end of period	$6,480	$7,523

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

When a company maintains a valuation allowance in a particular jurisdiction, no net tax provision or (benefit) will typically be provided on the income (loss) for that jurisdiction on an annual basis. Jurisdictions with projected income that maintain a valuation allowance typically will form part of the projected annual effective tax rate calculation discussed above. However, jurisdictions with a projected loss for the year that maintain a valuation allowance are excluded from the projected annual effective income tax rate calculation. Instead, the income tax for these jurisdictions is computed separately.

The actual year to date income tax provision (benefit) is the product of the most current projected annual effective income tax rate and the actual year to date pre-tax income (loss) adjusted for any discrete tax items. The income tax provision (benefit) for a particular quarter is the difference between the year to date calculation of income tax provision (benefit) and the year to date calculation for the prior quarter.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

Therefore, the actual income tax provision (benefit) and the actual effective income tax rate for a particular quarter can vary significantly based upon the jurisdictional mix and timing of actual earnings, the most current projected annual earnings compared to the projected annual earnings at the prior quarter, permanent items, earnings for those jurisdictions that maintain a valuation allowance, tax associated with jurisdictions excluded from the projected annual effective income tax rate calculation and discrete items.

Projected annual earnings as well as actual earnings were significantly different at September 30, 2014 compared to June 30, 2014 due to the anticipated debt refinancing, the adjustment to the non-tax deductible goodwill impairment and the significant reduction in forecasted results for our Brazilian operations due to the continued economic weakness in Brazil. These factors caused a significant change in the projected annual tax rate for the third quarter of 2014 compared to that used for the second quarter of 2014, which as discussed above, the cumulative impact of such change in projected annual effective tax rate yielded an unusual amount of tax benefit in the third quarter of 2014.

The Company recognized an income tax provision (benefit) of $32 and $(1,174) from continuing operations for federal, state and foreign income taxes for the three months ended September 30, 2015 and 2014, respectively. The effective tax rate increased to 0.4% in the third quarter of 2015 from (14.7)% in the third quarter of 2014. The increase in the income tax expense and the effective tax rate for the three months ended September 30, 2015 compared to the same period for 2014 was primarily attributable to the factors discussed in the preceding paragraph as well as the improved earnings related to the U.S. operations, reduced earnings of the European operations and the smaller operating loss at PST.

The Company recognized an income tax benefit for income taxes of $(202) and $(790) for federal, state and foreign income taxes for the nine months ended September 30, 2015 and 2014, respectively. The effective tax rate decreased to (1.3)% in the first nine months of 2015 from (3.8)% in the first nine months of 2014. The decrease in the income tax benefit and the effective tax rate for the nine months ended September 30, 2015 compared to the same period for 2014 was primarily attributable to the impact of the non-tax deductible goodwill impairment charge in 2014. Also, the decrease in the income tax benefit and effective tax rate was due to the improved earnings related to the U.S. operations, reduced earnings of the European operations and the smaller operating loss at PST. The decrease was partially offset by discrete tax expense related to certain foreign operations during the first nine months of 2014 which did not recur in the first nine months of 2015.

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

The accounting policies of the Company's reportable segments are the same as those described in Note 2, “Summary of Significant Accounting Policies” of the Company's 2014 Form 10-K. The Company's management evaluates the performance of its reportable segments based primarily on revenues from external customers and operating income (loss). Inter-segment sales are accounted for on terms similar to those to third parties and are eliminated upon consolidation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

A summary of financial information by reportable segment is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net Sales:
Control Devices	$87,030	$78,358	$251,299	$232,095
Inter-segment sales	482	640	1,814	2,133
Control Devices net sales	87,512	78,998	253,113	234,228

Electronics	50,688	54,951	165,015	157,808
Inter-segment sales	6,567	7,223	17,651	30,554
Electronics net sales	57,255	62,174	182,666	188,362

PST	24,339	37,029	73,857	103,865
Inter-segment sales	-	-	-	-
PST net sales	24,339	37,029	73,857	103,865

Eliminations	(7,049)	(7,863)	(19,465)	(32,687)
Total net sales	$162,057	$170,338	$490,171	$493,768
Operating Income (Loss):
Control Devices	$12,197	$10,000	$33,787	$27,152
Electronics	2,767	4,370	9,413	14,038
PST	(640)	4,467	(5,881)	(30,057)
Unallocated Corporate (A)	(5,377)	(5,078)	(17,831)	(14,161)
Total operating income (loss)	$8,947	$13,759	$19,488	$(3,028)
Depreciation and Amortization:
Control Devices	$2,346	$2,412	$7,132	$7,165
Electronics	949	1,064	2,860	3,302
PST	2,282	3,501	7,421	10,123
Corporate	69	47	139	126
Total depreciation and amortization (B)	$5,646	$7,024	$17,552	$20,716
Interest Expense, net:
Control Devices	$81	$83	$246	$216
Electronics	38	199	124	632
PST	839	731	2,063	2,191
Corporate	789	4,044	2,250	12,020
Total interest expense, net	$1,747	$5,057	$4,683	$15,059
Capital Expenditures:
Control Devices	$3,953	$4,094	$11,835	$9,356
Electronics	2,729	1,345	5,751	4,011
PST	1,477	1,306	4,889	5,035
Corporate	133	25	1,046	132
Total capital expenditures	$8,292	$6,770	$23,521	$18,534

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

	September 30,	December 31,
	2015	2014
Total Assets:
Control Devices	$135,461	$115,703
Electronics	99,191	95,140
PST	108,803	159,980
Corporate (C)	272,061	279,013
Eliminations	(249,650)	(251,085)
Total assets	$365,866	$398,751

(A) Unallocated Corporate expenses include, among other items, finance, legal, human resources and information technology costs as well as share-based compensation.

(B) These amounts represent depreciation and amortization on property, plant and equipment and certain intangible assets.

(C) Assets located at Corporate consist primarily of cash, intercompany loan receivables, equity investments and investments in subsidiaries.

The following table presents net sales and long-term assets for each of the geographic areas in which the Company operates:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

Net Sales:
North America	$96,676	$86,744	$281,108	$246,260
South America	24,339	37,029	73,857	103,865
Europe and Other	41,042	46,565	135,206	143,643
Total net sales	$162,057	$170,338	$490,171	$493,768

	September 30,	December 31,
	2015	2014

Long-term Assets:
North America	$58,648	$53,406
South America	57,256	85,433
Europe and Other	14,424	14,401
Total long-term assets	$130,328	$153,240

(14) Investments

Minda Stoneridge Instruments Ltd.

The Company has a 49% interest in Minda Stoneridge Instruments Ltd. (“Minda”), a company based in India that manufactures electronics, instrumentation equipment and sensors primarily for the motorcycle and commercial vehicle market. The investment is accounted for under the equity method of accounting. The Company's investment in Minda, recorded as a component of investments and other long-term assets, net on the condensed consolidated balance sheets, was $6,872 and $6,653 at September 30, 2015 and December 31, 2014, respectively. Equity in earnings of Minda included in the condensed consolidated statements of operations was $160 and $205, for the three months ended September 30, 2015 and 2014, respectively.  Equity in earnings of Minda included in the condensed consolidated statements of operations was $492 and $587 for the nine months ended September 30, 2015 and 2014, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

PST Eletrônica Ltda.

The Company has a 74% controlling interest in PST. Noncontrolling interest in PST decreased to $14,273 at September 30, 2015 due to comprehensive loss of $8,277 resulting from a proportionate share of its net loss of $1,074 for the nine months ended September 30, 2015 and an unfavorable change in foreign currency translation of $7,203. Noncontrolling interest in PST decreased to $31,383 at September 30, 2014 due to comprehensive loss of $8,157 resulting from a proportionate share of its net loss of $7,039 including goodwill impairment for the nine months ended September 30, 2014 and an unfavorable change in foreign currency translation of $1,118. Comprehensive loss related to PST noncontrolling interest was $4,080 and $2,294 for the three months ended September 30, 2015 and 2014, respectively.

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

Third Quarter Overview

Income from continuing operations attributable to Stoneridge, Inc. of $7.5 million, or $0.27 per diluted share for the three months ended September 30, 2015 decreased by $0.5 million, or $0.02 per diluted share from $8.0 million, or $0.29 per diluted share for the three months ended September 30, 2014.

The decrease in income from continuing operations was primarily due to the fact that in the third quarter of 2014 our PST segment recorded an adjustment to reduce the goodwill impairment by $4.5 million based on the completion of the “step two” process to measure actual impairment amount, which was partially offset by a loss on debt extinguishment of $0.9 million resulting from the refinancing of our debt.  Excluding the impact of the PST goodwill impairment adjustment and loss on debt extinguishment, our income from continuing operations increased by $3.1 million, or $0.11 per diluted share, primarily due to lower interest expense of $3.3 million as a result of the debt refinancing which occurred in the late third and early fourth quarters of 2014.  Also, our gross profit decreased by $3.9 million primarily in our Electronics and PST segments due to higher material costs and an unfavorable foreign currency translation, respectively, and a $1.2 million increase in income tax expense. These were substantially offset by a decrease in our selling, general and administrative costs of $4.9 million (primarily due to foreign currency translation related to our PST and Electronics segments).

Net sales decreased by $8.3 million, or 4.9%, from lower sales in our PST and Electronics segments during the third quarter of 2015 as compared to the third quarter of 2014, which were partially offset by higher sales in our Control Devices segment. PST and Electronics segment sales declined due to an unfavorable foreign currency translation while our Control Devices segment sales increased due to higher North American automotive market sales.

Loss from discontinued operations related to the Wiring business was $0.1 million, or $(0.01) per diluted share for the third quarter of 2015, an $8.0 million, or $0.28 per diluted share, decrease from loss from discontinued operations of $8.1 million, or $(0.29) per diluted share for the third quarter of 2014 primarily resulting from the after-tax loss on disposal of the Wiring business of $6.5 million.

At September 30, 2015 and December 31, 2014, we had cash and cash equivalents balance of $29.3 million and $43.0 million, respectively. The decrease was primarily due to capital expenditures primarily related to the launch of new products, seasonal working capital increases and repayments of debt in Brazil. At September 30, 2015 and December 31, 2014 we had $100.0 million in borrowings outstanding on our $300.0 million Credit Facility.

Outlook

The North American automotive vehicle market production is forecasted to be in the range of 17.0 million to 17.5 million units in 2015 compared to 17.0 million units produced in 2014. The improvement in the North American automotive vehicle market and sales of new products had a favorable effect on our Control Devices segment’s results during the first nine months of 2015, which we expect will continue for the remainder of 2015.

The North American commercial vehicle market is forecasted to improve for the remainder of 2015. We expect this to have a favorable effect on our Control Devices and Electronics segments.

The European commercial vehicle market is forecasted to have modest improvement throughout the remainder of 2015 which is expected to have a favorable effect on our Electronics segment.

Our PST segment revenues and operating performance continue to be adversely impacted by weakness of the Brazilian economy and automotive market and was negatively impacted by unfavorable foreign currency translation. In October 2015, the International Monetary Fund (IMF) lowered its forecasts for the Brazil gross domestic product to declines of 3.0% in 2015 and 1.0% in 2016. Based on the weakness in PST’s sales and operating performance in the first nine months of 2015 and lower forecasted growth of the Brazilian economy, PST’s sales and earnings growth expectations for the remainder of 2015 continue to be moderated. Since there is significant uncertainty regarding the timing and magnitude of a recovery in the Brazilian economy and automotive market, PST will continue to realign its cost structure to mitigate the effect on earnings of possible continued weakened product demand and unfavorable foreign currency exchange rates.

We regularly evaluate the performance of our businesses and their cost structures, including personnel, and make necessary changes thereto in order to optimize our results.  We also evaluate the required skill sets of our personnel and periodically make strategic changes.  As a consequence of these actions, we incur severance related costs which we refer to as business realignment charges.

A significant portion of our sales are outside of the United States. These sales are generated by our non-U.S. based operations, and therefore, movements in foreign currency exchange rates can have a significant effect on our results of operations, which are presented in U.S. dollars. A significant portion of our raw materials purchased by our non-U.S. based operations is denominated in U.S. dollars, and therefore movements in foreign currency exchange rates can also have a significant effect on our results of operations.

Because of the competitive nature of the markets we serve, we face pricing pressures from our customers in the ordinary course of business. In response to these pricing pressures we have been able to effectively manage our production costs by the combination of lowering certain costs and limiting the increase of others, the net impact of which has not been material. However, if we are unable to effectively manage production costs in the future to mitigate future pricing pressures, our results of operations would be adversely affected.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

					Dollar
					increase /
Three months ended September 30		2015		2014	(decrease)
Net sales	$162,057	100.0%	$170,338	100.0%	$(8,281)
Costs and expenses:
Cost of goods sold	116,912	72.1	120,788	70.9	(3,876)
Selling, general and administrative	26,331	16.2	31,204	18.3	(4,873)
Design and development	9,867	6.1	10,389	6.1	(522)
Goodwill impairment	-	-	(5,802)	(3.4)	5,802

Operating income	8,947	5.6	13,759	8.1	(4,812)
Interest expense, net	1,747	1.1	5,057	3.0	(3,310)
Equity in earnings of investee	(160)	(0.1)	(205)	(0.1)	45
Loss on early extinguishment of debt	-	-	920	0.5	(920)
Other (income) expense, net	(83)	-	23	-	(106)
Income before income taxes from continuing operations	7,443	4.6	7,964	4.7	(521)
Provision (benefit) for income taxes from continuing operations	32	-	(1,174)	(0.7)	1,206
Income from continuing operations	7,411	4.6	9,138	5.4	(1,727)
Discontinued operations:
Loss from discontinued operations, net of tax	-	-	(1,560)	(0.9)	1,560
Loss on disposal, net of tax	(113)	(0.1)	(6,548)	(3.9)	6,435
Loss from discontinued operations	(113)	(0.1)	(8,108)	(4.8)	7,995

Net income	7,298	4.5	1,030	0.6	6,268

Net income (loss) attributable to noncontrolling interest	(69)	-	1,160	0.7	(1,229)
Net income (loss) attributable to Stoneridge, Inc.	$7,367	4.5%	$(130)	(0.1)%	$7,497

Net Sales. Net sales for our reportable segments, excluding inter-segment sales, are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Three months ended September 30		2015		2014	(decrease)	(decrease)
Control Devices	$87,030	53.7%	$78,358	46.0%	$8,672	11.1%
Electronics	50,688	31.3	54,951	32.3	(4,263)	(7.8)%
PST	24,339	15.0	37,029	21.7	(12,690)	(34.3)%
Total net sales	$162,057	100.0%	$170,338	100.0%	$(8,281)	(4.9)%

Our Control Devices segment net sales increased primarily due to new product sales and growth in the North American automotive market of $8.6 million. Also, our commercial vehicle market sales volume increased, which was offset by lower agricultural sales volume.

Our Electronics segment net sales decreased primarily due to an unfavorable foreign currency translation of $6.6 million, which was partially offset by an increase in sales of our North American commercial vehicle products of $1.4 million (from higher post-disposition sales to the Wiring business acquired by Motherson of $2.1 million) and an increase in sales volume of our European off-road/construction products of $1.3 million.

Our PST segment net sales decreased primarily due to an unfavorable foreign currency translation which reduced sales by $13.2 million, or 35.7%, which was slightly offset by higher monitoring service volume as audio/car alarm sales volume remained flat.

Net sales by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Three months ended September 30		2015		2014	(decrease)	(decrease)
North America	$96,676	59.7%	$86,744	50.9%	$9,932	11.4%
South America	24,339	15.0	37,029	21.7	(12,690)	(34.3)%
Europe and Other	41,042	25.3	46,565	27.4	(5,523)	(11.9)%
Total net sales	$162,057	100.0%	$170,338	100.0%	$(8,281)	(4.9)%

The increase in North American net sales was primarily attributable to increased sales volume in our North American Control Devices segment automotive and Electronics segment commercial vehicle markets of $8.6 million and $1.4 million, respectively. Our decrease in net sales in South America was due to the impact of an unfavorable foreign currency translation. Our decrease in net sales in Europe and Other was primarily due to an unfavorable foreign currency translation of $6.6 million, which was partially offset by increased sales of European off-road/construction products of $1.3 million.

Cost of Goods Sold and Gross Margin. Cost of goods sold decreased by 3.2% primarily related to the decrease in sales, which was partially offset by higher material costs resulting from unfavorable changes in foreign currency exchange rates. Our material cost as a percentage of net sales increased to 51.0% for the third quarter of 2015 compared to 49.8% for the third quarter of 2014. As a result, our gross margin decreased by 1.2% to 27.9% for the third quarter of 2015 compared to 29.1% for the third quarter of 2014. The higher material costs were primarily due to unfavorable movement in foreign currency exchange rates in our Electronics segment, which were partially offset by lower direct material costs in our Control Devices segment.

Our Control Devices segment gross margin increased due to the benefit of increased sales volume, lower commodity prices and a favorable mix of products sold, which were partially offset by higher warranty costs principally related to one product.

Our Electronics segment gross margin decreased primarily due to higher material costs resulting from an unfavorable movement in foreign currency exchange rates, which was moderated by our foreign currency hedges.

Our PST segment gross margin remained level as price increases, product redesign, new supplier sourcing, a favorable sales mix and lower business realignment charges were offset by higher material costs resulting from an unfavorable change in foreign currency exchange rates. PST incurred business realignment charges of $0.2 million and $0.4 million in the third quarter of 2015 and 2014, respectively.

Selling, General and Administrative (“SG&A”). SG&A expenses decreased by $4.9 million compared to the third quarter of 2014 due to lower SG&A costs in our PST segment primarily due to foreign currency translation resulting from movement in foreign currency exchange rates, which were partially offset by higher SG&A expenses in our Control Devices and unallocated corporate segments. SG&A expenses in our Control Devices segment increased primarily due to higher legal fees related to product litigation and lower bad debt recoveries. SG&A costs in our unallocated corporate segment increased due to business realignment costs of $0.3 million incurred in the third quarter of 2015. Total SG&A business realignment costs were $0.5 million related to our Electronics, PST and unallocated corporate segments for the quarter ended September 30, 2015 compared to $0.4 million related to PST for the third quarter of 2014.

Design and Development (“D&D”). D&D costs decreased by $0.5 million primarily due to foreign currency translation resulting from movement in foreign currency exchange rates in our PST segment. An increase in product development costs in our Control Devices segment and higher business realignment charges related to our Electronics and PST segments were substantially offset by lower costs in our Electronics segment resulting from movement in foreign currency exchange rates. Business realignment charges were $0.3 million related to our Electronics and PST segments for the quarter ended September 30, 2015 compared to $0.1 million related to PST for the third quarter of 2014.

Goodwill Impairment. In the second quarter of 2014, we recorded our best estimate of the “step two” goodwill impairment related to our PST segment. The impairment was the result of weakening of both the Brazilian economy and automotive market resulting in lower projected revenue growth. Based on completion of the Company’s “step two” analysis during the third quarter of 2014, the previously recorded goodwill impairment estimate of $29.3 million was reduced to the final amount of $23.5 million resulting in income of $5.8 million for the quarter ended September 30, 2014. This non-cash impairment charge is more fully described in Note 4 to our condensed consolidated financial statements.

Operating Income. Operating income (loss) is summarized in the following table by continuing reportable segment (in thousands):

			Dollar	Percent
			increase /	increase /
Three months ended September 30	2015	2014	(decrease)	(decrease)
Control Devices	$12,197	$10,000	$2,197	22.0%
Electronics	2,767	4,370	(1,603)	(36.7)%
PST	(640)	4,467	(5,107)	NM
Unallocated corporate	(5,377)	(5,078)	(299)	(5.9)%
Operating income	$8,947	$13,759	$(4,812)	(35.0)%

NM – not meaningful

Our Control Devices segment operating income increased primarily due to an increase in sales, lower commodity prices and a favorable change in product mix, which were partially offset by higher warranty, SG&A and D&D costs.

Our Electronics segment operating income decreased primarily due to a decrease in gross profit resulting from an increase in material costs as well as business realignment charges of $0.3 million, which were partially offset by lower SG&A and D&D costs resulting from movement in foreign currency exchange rates.

Our PST segment operating performance decreased due to the goodwill impairment benefit of $5.8 million that occurred in the third quarter of 2014. Excluding the benefit of the goodwill impairment adjustment, PST’s operating performance improved by $0.7 million primarily due to lower business realignment charges of $0.5 million as material cost reductions achieved from product redesign, new supplier sourcing and a favorable sales mix were substantially offset by an unfavorable movement in foreign currency exchange rates. PST incurred business realignment charges of $0.4 million for the third quarter of 2015 compared to $0.9 million for the third quarter of 2014.

Our unallocated corporate operating loss increased primarily due to business realignment charges of $0.3 million in the third quarter of 2015 as slightly higher employee related costs were offset by lower share-based compensation.

Operating income (loss) by geographic location is summarized in the following table (in thousands):

			Dollar	Percent
			increase /	increase /
Three months ended September 30	2015	2014	(decrease)	(decrease)
North America	$7,714	$6,493	$1,221	18.8%
South America	(640)	4,467	(5,107)	NM
Europe and Other	1,873	2,799	(926)	(33.1)%
Operating income	$8,947	$13,759	$(4,812)	(35.0)

Our North American operating results increased primarily due to increased sales in the North American automotive and commercial vehicle markets and lower material costs, which were partially offset by higher warranty, SG&A and D&D costs. The decrease in performance in South America was primarily due to a favorable goodwill impairment adjustment of $5.8 million recorded in the third quarter of 2014. Our results in Europe and Other declined due primarily to higher material costs resulting from an unfavorable movement in foreign currency exchange rates and business realignment charges of $0.3 million related to our Electronics segment during the third quarter of 2015.

Interest Expense, net. Interest expense, net decreased by $3.3 million when compared to the prior year third quarter primarily due to a lower average debt balance outstanding and a lower weighted-average interest rate. We redeemed our $175.0 million 9.5% senior secured notes in September and October 2014 using borrowings of $100.0 million on our Credit Facility (which bore annual interest of approximately 2.0% for the three months ended September 30, 2015), proceeds from the sale of the Wiring business and existing cash.

Equity in Earnings of Investee. Equity earnings for Minda were $0.2 million for both the three months ended September 30, 2015 and 2014.

Loss on Early Extinguishment of Debt. We recognized debt extinguishment loss of $0.9 million for the three months ended September 30, 2014 due to the redemption of $17.5 million of our senior secured notes and modification of our Credit Facility.  The specific components of the debt extinguishment loss are described in Note 8 to our condensed consolidated financial statements.

Other (Income) Expense, net. We record certain foreign currency transaction and forward currency hedge contract (gains) losses as a component of other (income) expense, net on the condensed consolidated statement of operations. Other (income) expense, net was $(0.1) million for the third quarter of 2015 compared to less than $0.1 million for the third quarter of 2014.

Provision (Benefit) for Income Taxes from Continuing Operations. We recognized an income tax provision (benefit) of less than $0.1 million and $(1.2) million from continuing operations for federal, state and foreign income taxes for the third quarter of 2015 and 2014, respectively. The effective tax rate increased to 0.4% in the third quarter of 2015 from (14.7)% in the third quarter of 2014. As discussed in more detail in Note 12 to our condensed consolidated financial statements, the increase in the income tax provision and the effective tax rate for the three months ended September 30, 2015 compared to the same period in 2014 was primarily attributable to the impact on 2014 of the significant change during the third quarter of 2014 in forecasted and actual earnings related to our debt refinancing, non-tax deductible goodwill impairment and Brazilian economic weakness. In addition, the increase in the income tax provision and the effective tax rate was also due to the improved earnings related to our U.S. operations, reduced earnings of our European operations and the smaller operating loss of our PST segment.

We will continue to maintain a full valuation allowance on our U.S. deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance. As a result of the sale of the Wiring business and debt refinancing during the second half of 2014 and actual and anticipated earnings of the U.S. operations, we believe that there is a reasonable possibility that additional positive evidence may continue to develop in the near term that may allow us to reach a conclusion that some or all of the valuation allowance on our U.S. deferred tax assets will no longer be needed. Reversal of some or all of the U.S. valuation allowance would result in the recognition of certain deferred tax assets and an income tax benefit in the period the reversal is recorded. However, the exact timing and amount of a valuation allowance reversal will depend upon the weight of all positive and negative evidence considered at each reporting date.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

					Dollar
					increase /
Nine months ended September 30		2015		2014	(decrease)
Net sales	$490,171	100.0%	$493,768	100.0%	$(3,597)
Costs and expenses:
Cost of goods sold	355,432	72.5	347,795	70.4	7,637
Selling, general and administrative	85,555	17.5	93,587	19.0	(8,032)
Design and development	29,696	6.0	31,916	6.4	(2,220)
Goodwill impairment	-	-	23,498	4.8	(23,498)

Operating income (loss)	19,488	4.0	(3,028)	(0.6)	22,516
Interest expense, net	4,683	1.0	15,059	3.0	(10,376)
Equity in earnings of investee	(492)	(0.1)	(587)	(0.1)	95
Loss on early extinguishment of debt	-	-	920	0.2	(920)
Other (income) expense, net	(343)	(0.1)	2,268	0.5	(2,611)
Income (loss) before income taxes from continuing operations	15,640	3.2	(20,688)	(4.2)	36,328
Benefit for income taxes from continuing operations	(202)	-	(790)	(0.2)	588
Income (loss) from continuing operations	15,842	3.2	(19,898)	(4.0)	35,740
Discontinued operations:
Income from discontinued operations, net of tax	-	-	86	-	(86)
Loss on disposal, net of tax	(226)	-	(7,781)	(1.6)	7,555
Loss from discontinued operations	(226)	-	(7,695)	(1.6)	7,469

Net income (loss)	15,616	3.2	(27,593)	(5.6)	43,209

Net loss attributable to noncontrolling interest	(1,074)	(0.2)	(7,039)	(1.4)	5,965
Net income (loss) attributable to Stoneridge, Inc.	$16,690	3.4%	$(20,554)	(4.2)%	$37,244

Net Sales. Net sales for our reportable segments, excluding inter-segment sales, are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Nine months ended September 30		2015		2014	(decrease)	(decrease)
Control Devices	$251,299	51.2%	$232,095	47.0%	$19,204	8.3%
Electronics	165,015	33.7	157,808	32.0	7,207	4.6%
PST	73,857	15.1	103,865	21.0	(30,008)	(28.9)%
Total net sales	$490,171	100.0%	$493,768	100.0%	$(3,597)	(0.7)%

Our Control Devices segment net sales increased primarily due to new product sales and growth in the North American automotive market and higher volume in our China automotive market of $17.4 million and $2.4 million, respectively, as well as slightly higher volume in our commercial vehicle market during 2015. These were offset by a decrease in agricultural sales volume of $0.9 million.

Our Electronics segment net sales increased primarily due to an increase in sales of our North American commercial vehicle products of $18.4 million (from higher volume related to an increase in post-disposition sales to the Wiring business acquired by Motherson of $16.1 million) and an increase in sales volume of our European commercial vehicle products of $13.4 million. The sales volume growth in these markets were substantially offset by an unfavorable foreign currency translation of $24.0 million.

Our PST segment net sales decreased primarily due to an unfavorable foreign currency translation which reduced sales by $27.4 million, or 26.4%, and lower product volume. PST’s audio/car alarm sales volume declined due to further weakening of the Brazilian economy and automotive market while monitoring service volume increased.

Net sales by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Nine months ended September 30		2015		2014	(decrease)	(decrease)
North America	$281,108	57.3%	$246,260	49.9%	$34,848	14.2%
South America	73,857	15.1	103,865	21.0	(30,008)	(28.9)%
Europe and Other	135,206	27.6	143,643	29.1	(8,437)	(5.9)%
Total net sales	$490,171	100.0%	$493,768	100.0%	$(3,597)	(0.7)%

The increase in North American net sales was primarily attributable to increased sales volume in our North American Electronics’ commercial vehicle and Control Devices’ automotive markets of $18.4 million and $17.4 million, respectively, which were partially offset by decreased agricultural volume of $0.9 million. The decrease in net sales in South America was primarily due to the impact of an unfavorable foreign currency translation as well as lower product sales volume. Our decrease in net sales in Europe and Other was primarily due to an unfavorable foreign currency translation of $24.0 million, which was substantially offset by increased sales of European commercial vehicle and Chinese automotive market products of $13.4 million and $2.4 million, respectively.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased by 2.2% primarily related to higher material costs resulting from unfavorable changes in foreign currency exchange rates. Our material cost as a percentage of net sales increased to 51.3% for the first nine months of 2015 compared to 48.7% for the first nine months of 2014. As a result, our gross margin decreased by 2.1% to 27.5% for the first nine months of 2015 compared to 29.6% for the first nine months of 2014. The higher material costs were due to unfavorable movement in foreign currency exchange rates in our Electronics segment, which were partially offset by lower material costs in our Control Devices segment.

Our Control Devices segment gross margin increased due to increased sales volume, lower commodity prices and a favorable mix of products sold, which were partially offset by higher warranty costs principally related to one product.

Our Electronics segment gross margin decreased primarily due to higher material costs resulting from an unfavorable movement in foreign currency exchange rates, which was moderated by our foreign currency hedges.

Our PST segment gross margin increased slightly as a favorable sales mix, prices increases, product redesign, new supplier sourcing and lower business realignment charges were substantially offset by higher material costs resulting from an unfavorable movement in foreign currency exchange rates. PST business realignment charges decreased to $0.2 million for the first nine months of 2015 compared to $0.9 million for the same period in 2014.

Selling, General and Administrative. SG&A expenses decreased by $8.0 million compared to the first nine months of 2014 as lower SG&A costs in our PST and Electronics segments were partially offset by higher costs in our Control Devices and unallocated corporate segments. SG&A costs in our PST and Electronics segments decreased primarily due to foreign currency translation resulting from movement in foreign currency exchange rates. SG&A costs in Control Devices segment increased primarily due to higher legal fees related to product litigation, professional fees and performance-based compensation. SG&A costs in our unallocated corporate segment increased due to higher incentive-based compensation, business realignment charges of $0.3 million and higher share-based compensation of $2.2 million in connection with the accelerated vesting associated with the retirement of our former President and CEO in June 2015. SG&A business realignment charges related to our Electronics, PST and unallocated corporate segments were $0.5 million for the first nine months of 2015 compared to $0.6 million related to PST for the nine months of 2014.

Design and Development. D&D costs decreased by $2.2 million primarily due to foreign currency translation resulting from movement in foreign currency exchange rates in our Electronics and PST segments while the Control Devices segment incurred lower product development costs. D&D business realignment charges related to our Electronics and PST segments were $0.3 million for the first nine months of 2015 compared to $0.2 million related to PST for the first nine months of 2014.

Goodwill Impairment. The Company recorded a charge of $23.5 million for the nine months ended September 30, 2014 related to a portion of the PST goodwill.  The impairment was due to the weakening of both the Brazilian economy and automotive market resulting in lower projected revenue and earnings growth. This non-cash impairment charge is more fully described in Note 4 to our condensed consolidated financial statements.

Operating Income (Loss). Operating income (loss) is summarized in the following table by continuing reportable segment (in thousands):

			Dollar	Percent
			increase /	increase /
Nine months ended September 30	2015	2014	(decrease)	(decrease)
Control Devices	$33,787	$27,152	$6,635	24.4%
Electronics	9,413	14,038	(4,625)	(32.9)%
PST	(5,881)	(30,057)	24,176	80.4%
Unallocated corporate	(17,831)	(14,161)	(3,670)	(25.9)%
Operating income (loss)	$19,488	$(3,028)	$22,516	NM

Our Control Devices segment operating income increased primarily due to an increase in sales, lower commodity prices, a favorable change in product mix, product redesign and lower D&D costs, which were partially offset by higher warranty and SG&A costs.

Our Electronics segment operating income decreased due to a decline in sales, a decrease in gross profit as material costs increased and business realignment charges of $0.3 million in the current period, which were partially offset by lower SG&A and design and development costs resulting from movement in foreign currency exchange rates.

Our PST segment operating loss decreased due to a goodwill impairment charge of $23.5 million that was recorded in the first nine months of 2014. Excluding the goodwill impairment, PST’s operating performance improved by $0.7 million due to lower business realignment charges of $1.2 million (which were $0.4 million and $1.6 million for the nine months ended September 30, 2015 and 2014, respectively) as price increases, significant material cost reductions achieved from product redesign and new supplier sourcing were more than offset by an unfavorable change in foreign currency exchange rates.

Our unallocated corporate operating loss increased primarily due to higher share-based compensation primarily as a result of the acceleration of the vesting associated with the June 2015 retirement of our President and CEO of $2.2 million in first nine months of 2015, higher performance-based compensation and business realignment charges of $0.3 million in the current period.

Operating income (loss) by geographic location is summarized in the following table (in thousands):

			Dollar	Percent
			increase /	increase /
Nine months ended September 30	2015	2014	(decrease)	(decrease)
North America	$19,310	$17,956	$1,354	7.5%
South America	(5,881)	(30,057)	24,176	80.4%
Europe and Other	6,059	9,073	(3,014)	(33.2)%
Operating income (loss)	$19,488	$(3,028)	$22,516	NM %

Our North American operating results increased due to higher sales in the North American commercial vehicle and automotive markets, lower material costs and a favorable change in product mix, which was substantially offset by higher performance-based compensation and higher share-based compensation expense as a result of the acceleration of the vesting of share-based awards in connection with the retirement of our former President and CEO during the first nine months of 2015. The increase in performance in South America was primarily due to the goodwill impairment charge of $23.5 million taken in the first nine months of 2014. Our results in Europe and Other declined primarily due to higher material costs and an unfavorable movement in foreign currency exchange rates related to our Electronics segment.

Loss on Early Extinguishment of Debt. The Company recognized debt extinguishment loss of $0.9 million for the nine months ended September 30, 2014 due to the redemption of $17.5 million of our senior secured notes and modification of our Credit Facility.  The specific components of the debt extinguishment loss are described in Note 8 to our condensed consolidated financial statements.

Interest Expense, net. Interest expense, net decreased by $10.4 million compared to the same period in the prior year primarily due to a lower average debt balance outstanding and a lower weighted-average interest rate. We redeemed our $175.0 million 9.5% senior secured notes in September and October 2014 using borrowings of $100.0 million on our Credit Facility (which bore annual interest for the first nine months of 2015 of approximately 2.0%), proceeds from the sale of the Wiring business and existing cash.

Equity in Earnings of Investee. Equity earnings for Minda was $0.5 million and $0.6 million for the nine months ended September 30, 2015 and 2014, respectively.

Other (Income) Expense, net. We record certain foreign currency transaction and forward currency hedge contract gains and losses as a component of other (income) expense, net on the condensed consolidated statement of operations. Other (income) expense, net was ($0.3) million for the first nine months of 2015 compared to $2.3 million for the first nine months of 2014 due to less volatility in certain foreign exchange rates in the current period particularly related to our PST segment. Our PST segment was unfavorably affected by a significant foreign currency translation loss related to the Argentinian peso for the first nine months of 2014.

Benefit for Income Taxes from Continuing Operations. We recognized an income tax benefit of $(0.2) million and $(0.8) million from continuing operations for federal, state and foreign income taxes for the first nine months of 2015 and 2014, respectively. The effective tax rate increased to (1.3)% in the first nine months of 2015 from (3.8)% in the first nine months of 2014. The decrease in the income tax benefit and effective tax rate for the nine months ended September 30, 2015 compared to the same period in 2014 was primarily attributable to the impact of the non-tax deductible goodwill impairment charge in 2014. Also, the decrease in the income tax benefit and effective tax rate was due to the improved earnings in our U.S. operations, reduced earnings of our European operations and the smaller operating loss of our PST segment. The decrease was partially offset by discrete tax expense related to certain foreign operations during the first nine months of 2014 which did not recur in the first nine months of 2015.

We will continue to maintain a full valuation allowance on our U.S. deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance. As a result of the sale of the Wiring business and debt refinancing during the second half of 2014 and actual and anticipated earnings of the U.S. operations, we believe that there is a reasonable possibility that additional positive evidence may continue to develop in the near term that may allow us to reach a conclusion that some or all of the valuation allowance on our U.S. deferred tax assets will no longer be needed. Reversal of some or all of the U.S. valuation allowance would result in the recognition of certain deferred tax assets and an income tax benefit in the period the reversal is recorded. However, the exact timing and amount of a valuation allowance reversal will depend upon the weight of all positive and negative evidence considered at each reporting date.

Liquidity and Capital Resources

Summary of Cash Flows (in thousands):

			Dollar
			increase /
Nine months ended September 30	2015	2014	(decrease)
Net cash provided by (used for):
Operating activities	$17,133	$(846)	$17,979
Investing activities	(25,167)	(2,001)	(23,166)
Financing activities	(3,802)	(16,863)	13,061
Effect of exchange rate changes on cash and cash equivalents	(1,896)	(2,165)	269
Net change in cash and cash equivalents	$(13,732)	$(21,875)	$8,143

Cash provided by operating activities, which includes cash flows from the Wiring discontinued operations increased primarily due to lower working capital required as a result of the sale of the Wiring business in August 2014 and an increase in net income excluding the impacts of the non-cash PST goodwill impairment and the loss on sale of the Wiring business in 2014. Our receivable terms and collections rates have remained consistent between periods presented.

Net cash used for investing activities increased due to higher capital expenditures primarily to support the launch of new products as well as a refund of excess proceeds received from Motherson based on the resolution of the working capital and other adjustments associated with the sale of the Wiring business. Also, $71.4 million in cash was received from the sale of the Wiring business in 2014, of which $52.7 million was restricted for repayment of debt.

Net cash used for financing activities decreased primarily due the fact that in 2014 we repurchased $17.5 million, or 10.0% of our outstanding senior secured notes and incurred refinancing costs associated with the modification of our Credit Facility, which were offset by lower net debt borrowings of $2.9 million and a $2.1 million increase in Repurchase of Common Shares to satisfy employee tax withholding obligations.

As outlined in Note 8 to our condensed consolidated financial statements, our Credit Facility permits borrowing up to a maximum level of $300.0 million which includes an accordion feature which allows the Company to increase the availability by up to $80.0 million upon the satisfaction of certain conditions. This variable rate facility provides the flexibility to refinance other outstanding debt or finance acquisitions through September 2019. The Credit Facility contains certain financial covenants that require the Company to maintain less than a maximum leverage ratio and more than a minimum interest coverage ratio. The Credit Facility also contains affirmative and negative covenants and events of default that are customary for credit arrangements of this type including covenants which place restrictions and/or limitations on the Company’s ability to borrow money, make capital expenditures and pay dividends. The Credit Facility had an outstanding balance of $100.0 million at September 30, 2015. The Company was in compliance with all covenants at September 30, 2015. The covenants included in our Credit Facility to date have not and are not expected to limit our financing flexibility.

PST maintains several short-term obligations and long-term loans used for working capital purposes. At September 30, 2015, there was $22.4 million outstanding on the PST term loans.  Principal payments on PST debt at September 30, 2015 are as follows: $17.5 million from October 2015 to September 2016, $0.6 million from October 2016 to December 2016, $1.8 million in 2017, $1.0 million in 2018, $0.9 million in 2019 and $0.3 million in both 2020 and 2021.

The Company's wholly owned subsidiary located in Stockholm, Sweden, has an overdraft credit line which allows overdrafts on the subsidiary's bank account up to a maximum level of 20.0 million Swedish krona, or $2.4 million, at September 30, 2015. At September 30, 2015, there were no overdrafts on the bank account.

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

Our future results could also be adversely affected by unfavorable foreign currency exchange rates. We have significant foreign denominated transaction exposure in certain locations, especially in Brazil, Argentina, Mexico, Sweden, Estonia and China. We have entered into foreign currency forward contracts to reduce our exposure related to certain foreign currency fluctuations. See Note 6 to the condensed consolidated financial statements for additional details. Our future results could also be unfavorably affected by increased commodity prices as commodity fluctuations impact the cost of our raw material purchases.

At September 30, 2015, we had a cash and cash equivalents balance of approximately $29.3 million, of which $12.5 million was held in the United States and $16.8 million was held in foreign locations. The decrease from $43.0 million at December 31, 2014 was due to higher working capital, capital expenditures to support the launch of new products, repayment of debt and the repurchase of common shares to satisfy employee tax withholding obligations.

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

Forward-Looking Statements

Portions of this report contain “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, our directors or officers with respect to, among other things, our (i) future product and facility expansion, (ii) acquisition or divestiture strategy, (iii) investments and new product development, and (iv) growth opportunities related to awarded business. Forward-looking statements may be identified by the words “will,” “may,” “should,” “designed to,” “believes,” “plans,” “projects,” “intends,” “expects,” “estimates,” “anticipates,” “continue,” and similar words and expressions. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other factors:

⋅	the reduced purchases, loss or bankruptcy of a major customer;

⋅	the costs and timing of facility closures, business realignment activities, or similar actions;

⋅	a significant change in automotive, commercial, motorcycle, off-highway or agricultural vehicle production;

⋅	competitive market conditions and resulting effects on sales and pricing;

⋅	the impact on changes in foreign currency exchange rates on sales, costs and results, particularly the Brazilian real, euro, Argentinian peso, Swedish krona, Mexican peso and Chinese Renminbi;

⋅	our ability to achieve cost reductions that offset or exceed certain customer-mandated selling price reductions;

⋅	a significant change in general economic conditions in any of the various countries in which we operate;

⋅	labor disruptions at our facilities or at any of our significant customers or suppliers;

⋅	the ability of our suppliers to supply us with quality parts and components at competitive prices on a timely basis;

⋅	the amount of our indebtedness and the restrictive covenants contained in the agreements governing our indebtedness, including our credit facility;

⋅	customer acceptance of new products;

⋅	capital availability or costs, including changes in interest rates or market perceptions;

⋅	the failure to achieve the successful integration of any acquired company or business; and

⋅	those items described in Part I, Item IA (“Risk Factors”) of the Company's 2014 Form 10-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2015, an evaluation was performed under the supervision and with the participation of the Company's management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the PEO and PFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three months ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in certain legal actions and claims primarily arising in the ordinary course of business. Although it is not possible to predict with certainty the outcome of these matters, we do not believe that any of the litigation in which we are currently engaged, either individually or in the aggregate, will have a material adverse effect on our business, consolidated financial position or results of operations. We are subject to a tax assessment in Brazil related to value added taxes on vehicle tracking and monitoring services for which the likelihood of loss is not probable although it may take years to resolve. In addition, we are subject to litigation regarding patent infringement. We are also subject to the risk of exposure to product liability claims in the event that the failure of any of our products causes personal injury or death to users of our products as well as product warranty and recall claims. There can be no assurance that we will not experience any material losses related to product liability, warranty or recall claims. In addition, if any of our products prove to be defective, we may be required to participate in a government-imposed or customer OEM-instituted recall involving such products. See additional details of these matters in Note 11 to the condensed consolidated financial statements.

Item 1A. Risk Factors

There have been no material changes with respect to risk factors previously disclosed in the Company's 2014 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to repurchases of Common Shares made by us during the three months ended September 30, 2015. These shares were delivered to us by employees as payment for the withholding taxes due upon vesting of restricted share awards:

Maximum
			Total number of	number of
			shares purchased	shares that may
	Total number		as part of publicly	yet be purchased
	of shares	Average price	announced plans	under the plans
Period	purchased	paid per share	or programs	or programs
7/1/15-7/31/15	-	-	N/A	N/A
8/1/15-8/31/15	-	-	N/A	N/A
9/1/15-9/30/15	6,448	$11.47	N/A	N/A
Total	6,448

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

STONERIDGE, INC.

Date: November 4, 2015	/s/ Jonathan B. DeGaynor
Jonathan B. DeGaynor President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2015	/s/ George E. Strickler
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