Form 10-K
period 2015-12-31
STONERIDGE INC
filed 2016-03-14
CIK 1043337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

As of June 30, 2015, the aggregate market value of the registrant’s Common Shares held by non-affiliates of the registrant was approximately $310.1 million. The closing price of the Common Shares on June 30, 2015 as reported on the New York Stock Exchange was $11.71 per share. As of June 30, 2015, the number of Common Shares outstanding was 27,913,194.

The number of Common Shares outstanding as of February 29, 2016 was 27,786,978.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2016, into Part III, Items 10, 11, 12, 13 and 14.

i

Forward-Looking Statements

Portions of this report on Form 10-K contain “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report and may include statements regarding the intent, belief or current expectations of the Company, with respect to, among other things, our (i) future product and facility expansion, (ii) acquisition strategy, (iii) investments and new product development, (iv) growth opportunities related to awarded business and (v) operation expectations. Forward-looking statements may be identified by the words “will,” “may,” “should,” “designed to,” “believes,” “plans,” “projects,” “intends,” “expects,” “estimates,” “anticipates,” “continue,” and similar words and expressions. The forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other factors:

•	the reduced purchases, loss or bankruptcy of a major customer;
•	the costs and timing of facility closures, business realignment, or similar actions;
•	a significant change in automotive, commercial, motorcycle, off-highway or agricultural vehicle production;
•	competitive market conditions and resulting effects on sales and pricing;
•	the impact on changes in foreign currency exchange rates on sales, costs and results, particularly the Brazilian real, euro, Argentinian peso, Mexican peso and Swedish krona;
•	our ability to achieve cost reductions that offset or exceed customer-mandated selling price reductions;
•	a significant change in general economic conditions in any of the various countries in which we operate;
•	labor disruptions at our facilities or at any of our significant customers or suppliers;
•	the ability of our suppliers to supply us with parts and components at competitive prices on a timely basis;
•	the amount of our indebtedness and the restrictive covenants contained in the agreements governing our indebtedness, including our revolving credit facility;
•	customer acceptance of new products;
•	capital availability or costs, including changes in interest rates or market perceptions;
•	the failure to achieve the successful integration of any acquired company or business; and
•	the items described in Part I, Item IA (“Risk Factors”).

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

ii

PART I

Item 1. Business.

Overview

Founded in 1965, Stoneridge, Inc. (the “Company”) is a global designer and manufacturer of highly engineered electrical and electronic components, modules and systems for the automotive, commercial, motorcycle, off-highway and agricultural vehicle markets. Our products and systems are critical elements in the management of mechanical and electrical systems to improve overall vehicle performance, convenience and monitoring in areas such as emissions control, fuel efficiency, safety, security and infotainment. Our extensive footprint encompasses 27 locations in 12 countries and enables us to supply global and regional automotive, commercial, motorcycle, off-highway and agricultural vehicle manufacturers around the world.

Our custom-engineered products and systems are used to activate equipment and accessories, monitor and display vehicle performance and control, distribute electrical power and signals and provide vehicle security and convenience. Our product offerings consist of (i) sensors, (ii) application-specific actuators, switches and valves (iii) vehicle and driver information systems, (iv) vehicle management electronics, (v) power and switch distribution modules and telematics, (vi) security alarms and vehicle tracking devices and monitoring services and (vii) convenience accessories. We supply the majority of our products, predominantly on a sole-source basis, to many of the world’s leading commercial vehicle and automotive original equipment manufacturers (“OEMs”), agricultural manufacturers and select non-vehicle OEMs, as well as certain commercial vehicle and automotive tier one suppliers. Our customers are increasingly utilizing electronic technology to comply with more stringent regulations (particularly emissions and safety) and to meet end-user demand for improved vehicle performance and greater convenience. As a result, per-vehicle electronic content has been increasing. Our technology and our partnership-oriented approach to product design and development enables us to develop next-generation products.

Segments and Products

We conduct our business in three reportable segments which are the same as our operating segments: Control Devices, Electronics and PST.

Control Devices. Our Control Devices segment designs and manufactures products that monitor, measure or activate specific functions within a vehicle. This segment includes product lines such as sensors, switches, valves and actuators. Sensor products are employed in major vehicle systems such as the emissions, safety, powertrain, braking, climate control, steering and suspension systems. Switches transmit signals that activate specific functions. Our switch technology is principally used in two capacities, user-activated and hidden. User-activated switches are used by a vehicle’s operator or passengers to manually activate, rear defrosters and other accessories. Hidden switches are not typically visible to vehicle operators or passengers and are engaged to activate or deactivate selected functions as part of normal vehicle operations, such as brake lights. In addition, our Control Devices segment designs and manufactures actuator products that enable OEMs to deploy power functions in a vehicle and can be designed to integrate switching and control functions including our shift by wire product. We sell these products principally to the automotive market as well as the commercial vehicle and agricultural markets.

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

PST. Our PST segment, which primarily serves the South American market, specializes in the design, manufacture and sale of in-vehicle audio and video devices, electronic vehicle security alarms, convenience accessories, vehicle tracking devices and monitoring services primarily for the automotive and motorcycle markets. This segment includes product lines such as alarms, convenience applications, vehicle monitoring and tracking devices and infotainment systems. These products improve the performance, safety and convenience features of our customers’ vehicles. PST sells its products through the aftermarket distribution channel, to factory authorized dealer installers, also referred to as original equipment services, direct to OEMs and through mass merchandisers.

The following table sets forth for the periods indicated, the percentage of net sales attributable to our reportable segments and product categories of each for the years ended December 31:

Segment	Product Category	2015	2014	2013
Control Devices	Sensors, switches, valves and actuators	52%	47%	44%
Electronics	Electronic instrument clusters, electronic control units and driver information systems	33%	32%	29%
PST	Security alarms, vehicle tracking devices and monitoring services and convenience accessories	15%	21%	27%

Our products and systems are sold to numerous OEM and tier one supplier customers, as well as aftermarket distributors and mass merchandisers, for use on many different vehicle platforms. We supply multiple parts to many of our principal OEM and tier one customers under requirements contracts for a particular vehicle model. These contracts range in duration from one year to the production life of the model, which commonly extends for three to seven years.

The following table sets forth for the periods indicated, the percentage of net sales derived from our principal end markets for the years ended December 31:

Principal End Markets	2015	2014	2013
Automotive	42%	37%	35%
Commercial vehicle	37	36	33
Aftermarket distributors and mass merchandisers	15	21	27
Agricultural and other	6	6	5

For further information related to our reportable segments and financial information about geographic areas, see Note 12 to the consolidated financial statements.

Sale of Wiring Business

We sold substantially all of the assets and liabilities of our Wiring business on August 1, 2014. As a result, the Wiring business has been classified as discontinued operations for all periods presented in the Company’s financial statements herein, and therefore has been excluded from continuing operations, segment results and other information herein for all periods presented. The Wiring business designed and manufactured wiring harness products and assembled instruments panels for sale principally to the commercial, agricultural and off-highway vehicle markets.

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

Industry Cyclicality and Seasonality

The markets for products in our reportable segments have been cyclical. Because these products are used principally in the production of vehicles for the automotive, commercial, motorcycle, off-highway and agricultural vehicle markets, revenues and therefore results of operations, are significantly dependent on the general state of the economy and other factors, like the impact of environmental regulations on our customers, which affect these markets. A decline in automotive, commercial, motorcycle, off-highway and agricultural vehicle production of our principal customers could adversely impact the Company. Also, our PST business is significantly dependent on the overall state of the Brazilian economy. Our Electronics and Control Devices segments are typically not affected by seasonality, however the demand for our PST segment consumer products is typically higher in the second half of the year, the fourth quarter in particular.

Customers

We have several customers which account for a significant percentage of our sales. The loss of any significant portion of our sales to these customers, or the loss of a significant customer, would have a material adverse impact on our financial condition and results of operations. We supply numerous different products to each of our principal customers. Contracts with several of our customers provide for supplying their requirements for a particular model, rather than for manufacturing a specific quantity of products. Such contracts range from one year to the life of the model, which is generally three to seven years. These contracts are subject to potential renegotiation from time to time, which may affect product pricing and generally may be terminated by our customers at any time. Therefore, the loss of a contract for a major model or a significant decrease in demand for certain key models or group of related models sold by any of our major customers could have a material adverse impact on the Company. We may also enter into contracts to supply parts, the introduction of which may then be delayed or cancelled. We also compete to supply products for successor models, and are therefore subject to the risk that the customer will not select the Company to produce products on any such model, which could have a material adverse impact on our financial condition and results of operations. In addition, we sell products to other customers that are ultimately sold to our principal customers.

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

The following table presents our principal customers, as a percentage of net sales:

Years ended December 31	2015	2014	2013
Ford Motor Company	14%	11%	10%
Scania Group	7	8	8
Daimler	6	6	6
Volvo	6	5	4
General Motors Company	5	5	6
Other	62	65	66

Backlog

Our products are produced from readily available materials and have a relatively short manufacturing cycle; therefore our products are not on backlog status. Each of our production facilities maintains its own inventories and production schedules. Production capacity is adequate to handle current requirements and can be expanded to handle increased growth if needed.

Competition

The markets for our products in our reportable segments are highly competitive. We compete based on technological innovation, price, quality, performance, service and delivery. We compete for new business both at the beginning of the development of new models and upon the redesign of existing models for OEM customers. New model development generally begins two to five years before the marketing of such models to the public. Once a supplier has been selected to provide parts for a new program, an OEM customer will usually continue to purchase those parts from the selected supplier for the life of the program, although not necessarily for any model redesigns. We compete for aftermarket and mass merchandiser sales based on price, product functionality, quality and service.

Our diversity in products creates a wide range of competitors, which vary depending on both market and geographic location. We compete based on strong customer relations and a fast and flexible organization that develops technically effective solutions at or below target price. We compete against the following primary competitors:

Control Devices. Our primary competitors include Bosch, Continental AG, Delphi Automotive PLC, Denso Corporation, Electricfil, Hella KGaA Hueck & Co., Methode Electronics, Inc., NTK Technologies, Inc., TE Connectivity Ltd. and Sensata.

Electronics. Our primary competitors include Actia Group, Bosch, Continental AG, Delphi Automotive PLC, Dongfeng Electronics Technology Co., Ltd., Hella KGaA Hueck & Co., Magneti Marelli S.p.A. and Yazaki Corporation.

PST. Our primary competitors include Ceabs, Cerruns, Ituran, JVC/Kenwood Corporation, Lennox, M. Magneti Marelli S.p.A., MultiLaser, Quantum, Olimpus, Pioneer Corporation, Michelin and Sascar.

Product Development

Our research and development efforts for our reportable segments are largely product design and development oriented and consist primarily of applying known technologies to customer requests. We work closely with our customers to solve customer requests using innovative approaches. The majority of our development expenses are related to customer-sponsored programs where we are involved in designing custom-engineered solutions for specific applications or for next generation technology. To further our vehicle platform penetration, we have also developed collaborative relationships with the design and engineering departments of key customers. These collaborative efforts have resulted in the development of new and complimentary products and the enhancement of existing products.

While our engineering and product development departments are organized by market, our segments interact and collaborate on new products. The product development operations are complimented by technology groups in Canton, Massachusetts; Lexington, Ohio; Stockholm, Sweden; Pune, India; Manaus, Brazil; São Paulo, Brazil; and Shanghai, China.

We use efficient and quality oriented work processes to address our customers’ high standards. Our product development technical resources include a full complement of computer-aided design and engineering (“CAD/CAE”) software systems, including (i) virtual three-dimensional modeling, (ii) functional simulation and analysis capabilities and (iii) data links for rapid prototyping. These systems enable us to expedite product design and the manufacturing process to shorten the development time and ultimately time to market.

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

We have invested, and will continue to invest heavily in technology to develop new products for our customers. Product development costs incurred in connection with the development of new products and manufacturing methods, to the extent not recoverable from the customer, are expensed as incurred. Such costs amounted to approximately $38.8 million, $41.6 million and $40.4 million for 2015, 2014 and 2013, respectively, or 6.0%, 6.3% and 6.1% of net sales for these periods.

We will continue to prioritize investment spending toward the design and development of new products over sustaining existing product programs for specific customers, which allows us to sell our products to multiple customers. The typical product development process takes three to five years to show tangible results. As part of our effort to evaluate our investment spending, we review our current product portfolio and adjust our spending to either accelerate or eliminate our investment in these products based on our position in the market and the potential of the market and product.

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

Employees

As of December 31, 2015, we had approximately 4,100 employees, approximately 62% of whom were located outside the United States. Although we have no collective bargaining agreements covering U.S. employees, a significant number of employees located in Brazil, Estonia, Mexico, Sweden, and the United Kingdom either (i) are represented by a union and are covered by a collective bargaining agreement, or (ii) are covered by works council or other employment arrangements required by law. We believe that relations with our employees are good.

Equity Investments and Joint Ventures

We make equity investments and form joint ventures in various global markets in order to achieve several strategic objectives including (i) diversifying our business by expanding in high-growth regions, (ii) employing complementary design processes, growth technologies and intellectual capital, and (iii) realizing cost savings from combined sourcing.

We have a 49% noncontrolling equity interest in India, Minda Stoneridge Instruments Ltd. (“Minda”) for the years ending December 31, 2015, 2014 and 2013. Minda manufactures electromechanical/electronic instrumentation equipment and sensors primarily for the automotive, motorcycle and commercial vehicle markets. We leverage our investment in Minda by sharing our knowledge and expertise in electrical components and systems and expanding Minda’s product offering through the joint development of our products designed for the market in India.

We also have a 74% controlling interest in PST Eletrônica Ltda. (“PST”), which is a consolidated subsidiary, for the years ending December 31, 2015, 2014 and 2013. PST was previously a joint venture in Brazil. We made our initial investment in PST in October 1997 acquiring a 50% interest and subsequently acquired an additional 24% interest on December 31, 2011. Prior to the acquisition of the additional interest on December 31, 2011 , PST was accounted for using the equity method of accounting.

Executive Officers of the Company

Each executive officer of the Company serves the Board of Directors at its pleasure. The Board of Directors appoints corporate officers annually. The executive officers for reporting purposes under the Securities and Exchange Act of 1934, as amended, of the Company are as follows:

Name	Age	Position
Jonathan B. DeGaynor	49	President, Chief Executive Officer and Director
George E. Strickler	68	Executive Vice President, Chief Financial Officer and Treasurer
Richard P. Adante	69	Vice President of Operations
Thomas A. Beaver	62	Vice President of the Company and President of Global Sales
Sergio de Cerqueira Leite	52	Director President of PST Eletrônica Ltda.
Peter Kruk	47	President of the Electronics Division
Alisa A. Nagle	48	Chief Human Resources Officer
Michael D. Sloan	59	Vice President of the Company and President of the Control Devices Division

Jonathan B. DeGaynor, President, Chief Executive Officer and Director. Mr. DeGaynor was appointed as President and Chief Executive Officer in March 2015. He has served as a director since May 2015. Prior to joining Stoneridge, Mr. DeGaynor served as the Vice President of Strategic Planning and Innovation of Guardian Industries Corp., (“Guardian”), from October 2014 until March 2015. Mr. DeGaynor served as Vice President of Business Development, Managing Director Asia for SRG Global, Inc., a Guardian company from 2008 through September 2014. Mr. DeGaynor served as Chief Operating Officer, International for Autocam Corporation from 2005 to 2008. Prior to that, Mr. DeGaynor held positions of increasing responsibility with Delphi Corporation from 1993 to 2005.

George E. Strickler, Executive Vice President, Chief Financial Officer and Treasurer. Mr. Strickler has served as Executive Vice President and Chief Financial Officer since joining the Company in January 2006. Mr. Strickler was appointed Treasurer of the Company in February 2007. Prior to his employment with the Company, Mr. Strickler served as Executive Vice President and Chief Financial Officer for Republic Engineered Products, Inc. (“Republic”), from February 2004 to January 2006. Mr. Strickler currently serves as a director, Board member and Chairman of the Nominating and Governance Committees of TCP International Holdings Ltd., a manufacturer and distributor of energy efficient lighting technologies.

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

Alisa A. Nagle, Chief Human Resources Officer. Ms. Nagle has served as Chief Human Resources Officer since joining the Company in November 2015.  From 2007 until her employment with the Company, Ms. Nagle served as Vice President of Human Resources – Global Aftermarket and Original Equipment Groups and Global Central Functions at Johnson Controls, Inc.

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

Item 1A. Risk Factors.

Our business is cyclical and a downturn in the automotive, commercial, motorcycle, off-highway and agricultural vehicle markets as well as overall economic conditions could reduce the sales and profitability of our business.

The demand for products in our Control Devices and Electronics segments are largely dependent on the domestic and foreign production of automotive, commercial, motorcycle, off-highway and agricultural vehicles. The markets for our products have been cyclical, because new vehicle demand is dependent on, among other things, consumer spending and is tied closely to the overall strength of the economy. Because the majority of our products are used principally in the production of vehicles for the automotive, commercial, motorcycle, off-highway and agricultural vehicle markets, our net sales, and therefore our results of operations, are significantly dependent on the general state of the economy and other factors which affect these markets. A decline in commercial, automotive, agricultural, motorcycle and off-highway vehicle production, or a material decline in market share by our significant customers, could adversely affect our results of operations and financial condition. Also, the demand for our PST segment products are significantly dependent on the general state of the Brazilian economy and automotive market.

In 2015, approximately 85% of our net sales were derived from automotive, commercial, motorcycle, off-highway and agricultural vehicle markets while approximately 15% were derived from aftermarket distributors, mass merchandisers and monitoring services markets.

We have foreign currency translation and transaction risks that may materially adversely affect our operating results, financial condition and liquidity.

The financial position and results of operations of our international subsidiaries are initially recorded in various foreign currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our consolidated financial statements. The strengthening of the U.S. dollar against these foreign currencies ordinarily has a negative effect on our reported sales and operating margin (and conversely, the weakening of the U.S. dollar against these foreign currencies has a positive impact). The volatility of currency exchange rates may materially adversely affect our operating results, including foreign currency forward contracts. To mitigate a portion of our exposure to fluctuations in foreign currency exchange rates we use derivative financial instruments, including foreign currency contracts, to reduce the effect of such fluctuations on foreign currency denominated intercompany transactions, inventory purchases and other foreign currency exposures.

We are subject to risks related to our international operations.

Approximately 43% of our net sales in 2015 were derived from sales outside of North America. At December 31, 2015, significant concentrations of net assets outside of North America included $51.3 million in South America and $71.4 million in Europe and Other. Non-current assets outside of North America accounted for approximately 55% of our non-current assets as of December 31, 2015. International sales and operations are subject to significant risks, including, among others:

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

Our supply agreements with some of our customers require us to provide our products at predetermined prices. In some cases, these prices decline over the course of the contract and may require us to meet certain productivity and cost reduction targets. In addition, our customers may require us to share productivity savings in excess of our cost reduction targets. The costs that we incur in fulfilling these contracts may vary substantially from our initial estimates. Unanticipated cost increases or the inability to meet certain cost reduction targets may occur as a result of several factors, including increases in the costs of labor, components or materials. In some cases, we are permitted to pass on to our customers the cost increases associated with specific materials. However, cost overruns that we cannot pass on to our customers could adversely affect our business, financial condition or results of operations.

OEM customers have exerted and continue to exert considerable pressure on component suppliers to reduce costs, improve quality and provide additional design and engineering capabilities and continue to demand and receive price reductions and measurable increases in quality through their use of competitive selection processes, rating programs and various other arrangements. We may be unable to generate sufficient production cost savings in the future to offset required price reductions. Additionally, OEMs have generally required component suppliers to provide more design engineering input at earlier stages of the product development process, the costs of which have, in some cases, been absorbed by the suppliers. Future price reductions, increased quality standards and additional engineering capabilities required by OEMs may reduce our profitability and have a material adverse effect on our business, financial condition or results of operations.

Our business is very competitive and increased competition could reduce our sales and profitability.

The markets for our products are highly competitive. We compete based on technological innovation, price, quality, performance, service and delivery. Many of our competitors are more diversified and have greater financial and other resources than we do. In addition, with respect to certain products, some of our competitors are divisions of our OEM customers. We cannot assure that our business will not be adversely affected by competition or that we will be able to maintain our profitability if the competitive environment changes.

The loss or insolvency of any of our principal customers would adversely affect our future results.

We are dependent on several principal customers for a significant percentage of our net sales. In 2015, our top three customers were Ford Motor Company, Scania Group and Daimler which comprised 14%, 7% and 6% of our net sales, respectively. In 2015, our top ten customers accounted for 54% of our net sales. The loss of any significant portion of our sales to these customers would have a material adverse effect on our results of operations and financial condition. The contracts we have entered into with many of our customers provide for supplying the customers’ requirements for a particular model, rather than for manufacturing a specific quantity of products. Such contracts range from one year to the life of the model, which is generally three to seven years. These contracts are subject to renegotiation, which may affect product pricing and generally may be terminated by our customers at any time. Therefore, the loss of a contract for a major model or a significant decrease in demand for certain key models or any group of related models sold by any of our major customers could have a material adverse effect on our results of operations and financial condition by reducing cash flows and our ability to spread costs over a larger revenue base. We also compete to supply products for successor models and are subject to the risk that the customer will not select us to produce products on any such model, which could have a material adverse impact on our business, financial condition or results of operations. In addition, we have significant receivable balances related to these customers and other major customers that would be at risk in the event of their bankruptcy.

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

We require substantial amounts of raw materials and other supplies, and substantially all such materials we require are purchased from outside sources. The availability and prices of raw materials and other supplies may be subject to curtailment or change due to, among other things, new laws or regulations, suppliers’ allocations to other purchasers and interruptions in production by suppliers, weather emergencies, natural disasters, commercial disputes, acts of terrorism or war, changes in exchange rates and worldwide price levels. If demand for raw materials increases, we may have difficulties obtaining adequate raw materials and other supplies from our suppliers to satisfy our customers. At times, we have experienced difficulty obtaining adequate supplies of semiconductors and memory chips for our Control Devices, Electronics and PST segments. In addition, there have been challenges at times in obtaining timely supply of nylon and resins for our Control Devices segment and audio component parts for our PST segment. If we cannot obtain adequate raw materials and other supplies, or if we experience an increase in the price of raw materials and other supplies, our business, financial condition or results of operations could be materially adversely affected.

We use a variety of commodities, including copper, zinc, resins and certain other commodities. Increasing commodity costs could have a negative impact on our results. We have sought at times to alleviate the effect of increasing costs by selectively hedging a portion of our exposure. The inability to effectively hedge them may have a material adverse effect on our business, financial condition or results of operations.

We must implement and sustain a competitive technological advantage in producing our products to compete effectively.

Our products are subject to changing technology, which could place us at a competitive disadvantage relative to alternative products introduced by competitors. Our success will depend on our ability to continue to meet customers’ changing specifications with respect to technological innovation, price, quality, performance, service and delivery by implementing and sustaining competitive technological advances. Our business may, therefore, require significant recurring additional capital expenditures and investment in product development and manufacturing and management information systems. We cannot assure that we will be able to achieve the technological advances or introduce new products that may be necessary to remain competitive. Our inability to continuously improve existing products, to develop new products and to achieve technological advances could have a material adverse effect on our business, financial condition or results of operations.

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

As of December 31, 2015, there was $100.0 million in borrowings outstanding on our revolving credit facility (the “Credit Facility”). In addition, we are permitted under our Credit Facility to incur additional debt, subject to specified limitations. Our leverage and the terms of our indebtedness may have important consequences including the following:

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

These and other consequences of our leverage and the terms of our indebtedness could have a material adverse effect on our business, financial condition or results of operations.

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

A breach of any of the restrictive covenants under our indebtedness or our inability to comply with the leverage and interest ratio requirements in the Credit Facility could result in a default. If a default occurs, the lenders under the Credit Facility could elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable and terminate any commitments they have to provide further borrowings, and the Credit Facility lenders could pursue foreclosure and other remedies against us and our assets.

We have limited or no redundancy for certain of our manufacturing facilities, and therefore damage or disruption to those facilities could interrupt our operations, increase our costs of doing business and impair our ability to deliver our products on a timely basis.

If certain of our existing production facilities become incapable of manufacturing products for any reason, we may be unable to meet production requirements, we may lose revenue and we may not be able to maintain our relationships with our customers. Without operation of certain existing production facilities, we may be limited in our ability to deliver products until we restore the manufacturing capability at the particular facility, find an alternative manufacturing facility or arrange an alternative source of supply.  Although we carry business interruption insurance to cover lost revenue and profits in an amount we consider adequate, this insurance does not cover all possible situations.  Also, our business interruption insurance would not compensate us for the loss of opportunity and potential adverse impact on relations with our existing customers resulting from our inability to produce products for them.

A failure of our information technology (IT) networks and systems, or the inability to successfully implement upgrades to our enterprise resource planning (ERP) systems, could adversely impact our business and operations.

We rely upon information technology networks and systems to process, transmit and store electronic information, and to manage or support a variety of business processes and/or activities. The secure operation of these information technology networks and systems and the proper processing and maintenance of this information are critical to our business operations.  Despite the implementation of security measures, our IT systems are at risk to damages from computer viruses, unauthorized access, cyber-attack and other similar disruptions.  The occurrence of any of these events could compromise our networks, and the information stored there could be accessed, publicly disclosed or lost.  Any such access, disclosure, loss of information or disruption of our operations could cause significant damage to our reputation, affect our relationships with our customers, suppliers and employees, lead to claims against the company and ultimately harm our business.   We may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

Also, we continually expand and update our IT networks and systems in response to the changing needs of our business and periodically upgrade our ERP systems.  Should our networks or systems not be implemented successfully, or if the systems do not perform in a satisfactory manner once implementation is complete, our business and operations could be disrupted and our results of operations could be adversely affected, including our ability to report accurate and timely financial results.

We may experience increased costs and other disruptions to our business associated with labor relations.

As of December 31, 2015, we had approximately 4,100 employees, approximately 62% of whom were located outside the United States. Although we have no collective bargaining agreements covering U.S. employees, a significant number of employees located in Brazil, Estonia, Mexico, Sweden and the United Kingdom either (i) are represented by a union and are covered by a collective bargaining agreement or (ii) are covered by works council or other employment arrangements required by law. We cannot assure you that other employees will not be represented by a labor organization in the future or that any of our facilities will not experience a work stoppage or other labor disruption. Any work stoppage or other labor disruption involving our employees, employees of our customers (many of which customers have employees who are represented by unions), or employees of our suppliers could have a material adverse effect on our business, financial condition or results of operations by disrupting our ability to manufacture our products or reducing the demand for our products.

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

We also may be required to investigate or clean up contamination resulting from past or current uses of our properties. At our former Sarasota, Florida facility, for example, groundwater and soil contamination caused by operations before we acquired the facility is in the process of being remediated. The costs of such remediation could have a material adverse effect on our business, financial condition or results of operations. Although no other environmental matters have been identified, other matters involving environmental contamination may also have a material adverse effect on our business, financial condition or results of operations.

Our annual effective tax rate could be volatile and materially change as a result of changes in the mix of earnings and other factors including changes in the recognition and/or reversal of valuation allowances.

Our overall effective tax rate is computed by dividing our total tax expense by our total earnings before tax. However, tax expense and benefits are not recognized on a global basis, but rather on a jurisdictional or legal entity basis. Losses in certain jurisdictions may not provide a current financial statement tax benefit as a result of the need to maintain a valuation allowance against the associated deferred tax asset. Also, management periodically evaluates the realizability of our deferred tax assets which may result in the recognition and/or reversal of valuation allowances. As a result, changes in the mix of earnings between jurisdictions and changes in the recognition and/or reversal of valuation allowances, among other factors, could have a significant effect on our overall effective tax rate.

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

We anticipate that acquisitions could occur in foreign markets in which we do not currently operate. As a result, the process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of existing operations. Any failure to successfully integrate such acquisitions could have a material adverse effect on our business, financial condition or results of operations.

Item 1B. Unresolved Staff Comments. None.

Item 2. Properties.

The Company and its joint venture currently own or lease 11 manufacturing facilities that are in use, which together contain approximately 1.0 million square feet of manufacturing space. Of these manufacturing facilities, four are used by our Control Devices reportable segment, three are used by our Electronics reportable segment, three are used by our PST reportable segment and one is used by our joint venture, Minda. The following table provides information regarding our facilities:

	Owned/		Square
Location	Leased	Use	Footage
Control Devices
Lexington, Ohio	Owned	Manufacturing/Division Office	219,612
Juarez, Mexico (A)	Owned	Manufacturing	189,327
Canton, Massachusetts	Owned	Manufacturing	132,560
Suzhou, China (A)	Leased	Manufacturing/Warehouse	64,692
El Paso, Texas (A)	Leased	Warehouse	57,000
Lexington, Ohio	Leased	Warehouse	15,000
Lexington, Ohio	Leased	Warehouse	2,700
Beijing, China	Leased	Sales Office	129

Electronics
Tallinn, Estonia (B)	Leased	Manufacturing	85,911
Orebro, Sweden	Leased	Manufacturing	77,472
Stockholm, Sweden	Leased	Engineering Office/Division Office	39,600
Dundee, Scotland	Leased	Manufacturing/Sales Office/Engineering Office	34,605
Bayonne, France	Leased	Sales Office/Warehouse	9,655
Lomersheim, Germany	Leased	Sales Office/Warehouse	5,597
Shanghai, China (B)	Leased	Sales Office	5,034
Madrid, Spain	Leased	Sales Office/Warehouse	1,545

PST
Manaus, Brazil	Owned	Manufacturing	102,247
São Paulo, Brazil	Owned	Manufacturing/Engineering Office/Division Office	45,467
São Paulo, Brazil	Leased	Sales Office	9,246
Buenos Aires, Argentina	Leased	Manufacturing/Warehouse	6,500
Buenos Aires, Argentina	Leased	Sales Office	5,798

Corporate and Other
Novi, Michigan	Leased	Sales Office/Engineering Office	9,400
Warren, Ohio	Owned	Headquarters	7,500
Warren, Ohio	Leased	Data Center	3,020
Stuttgart, Germany	Leased	Sales Office/Engineering Office	1,000
Seoul, South Korea	Leased	Sales Office	330

Joint Venture
Pune, India	Owned	Manufacturing/Engineering Office/Sales Office	80,000

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

Item 4. Mine Safety Disclosure.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our shares are listed on the New York Stock Exchange (“NYSE”) under the symbol “SRI.” As of February 29, 2016, we had 27,786,978 Common Shares, without par value, outstanding which were owned by approximately 250 registered holders, including Common Shares held in the names of brokers and banks (so-called “street name” holdings) who are record holders with approximately 2,600 beneficial owners.

Since the Company’s initial public offering in 1997, we have not paid or declared dividends, which are restricted under the Credit Facility. We may only pay cash dividends on our Common Shares of up to $7.0 million annually if immediately prior to and immediately after the payment is made, no event of default under our Credit Facility shall have occurred. We currently intend to utilize cash flows from our earnings for acquisitions, working capital, capital expenditures, general corporate purposes and reduction in outstanding indebtedness. Accordingly, we do not expect to pay cash dividends for the foreseeable future.

High and low sales prices for our Common Shares for each quarter ended during 2015 and 2014 are as follows:

	Quarter Ended	High	Low
2015	March 31	$13.26	$10.83
	June 30	$13.23	$11.18
	September 30	$13.12	$10.18
	December 31	$15.74	$11.70
2014	March 31	$12.83	$9.49
	June 30	$11.62	$8.68
	September 30	$13.07	$10.40
	December 31	$13.40	$10.46

There were no repurchases of Common Shares made by us during the years ended December 31, 2015 or 2014, other than the repurchase of Common Shares of 241,537 and 74,410, respectively, to satisfy employee tax withholdings associated with the vesting of restricted Common Shares.

Performance Graph

Set forth below is a line graph comparing the cumulative total return of a hypothetical investment in our Common Shares with the cumulative total return of hypothetical investments in the Morningstar Auto Parts Industry Group Index and the NYSE Composite Index based on the respective market price of each investment as of December 31, 2010, 2011, 2012, 2013, 2014 and 2015 assuming in each case an initial investment of $100 on December 31, 2010, and reinvestment of dividends.

	2010	2011	2012	2013	2014	2015
Stoneridge, Inc.	$100	$53	$32	$81	$81	$94
Morningstar Auto Parts Index	$100	$86	$101	$157	$174	$163
NYSE Composite Index	$100	$96	$112	$142	$151	$145

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

Years ended December 31	2015	2014	2013	2012	2011 (E)
	(in thousands, except per share data)
Statement of Operations Data:
Net sales:
Control Devices	$333,010	$306,658	$291,145	$267,860	$259,316
Electronics	216,544	214,141	189,809	164,196	180,508
PST	95,258	139,780	178,532	180,410	-
Total net sales	$644,812	$660,579	$659,486	$612,466	$439,824

Gross profit	$176,978	$190,874	$205,955	$185,267	$121,289

Operating income (loss)
Control Devices	$44,690	$35,387	$32,331	$20,945	$22,851
Electronics	13,784	17,444	20,732	15,851	21,304
PST - consolidated (C) (E)	(7,542)	(59,587)	7,211	583	-
Unallocated Corporate	(23,117)	(19,067)	(17,871)	(17,474)	(20,620)
Total operating income (loss)	$27,815	$(25,823)	$42,403	$19,905	$23,535

Equity in earnings of investees (E)	$608	$815	$476	$760	$10,034

Income (loss) before income taxes from continuing operations	$20,230	$(53,060)	$23,326	$(3,810)	$80,663

Income (loss) from continuing operations (A) (C) (D) (E)	$20,777	$(51,204)	$20,529	$(3,777)	$55,349

Income (loss) from discontinued operations (B)	(210)	(9,387)	(4,021)	7,525	(9,812)

Net income (loss)	20,567	(60,591)	16,508	3,748	45,537

Net income (loss) attributable to noncontrolling interest (A) (C)	(2,207)	(13,483)	1,377	(1,613)	(3,820)

Net income (loss) attributable to Stoneridge, Inc.	$22,774	$(47,108)	$15,131	$5,361	$49,357

Basic earnings (loss) per share from continuing operations attributable to Stoneridge, Inc.	$0.84	$(1.40)	$0.72	$(0.08)	$2.45
Diluted earnings (loss) per share from continuing operations attributable to Stoneridge, Inc.	$0.82	$(1.40)	$0.70	$(0.08)	$2.40

Basic earnings (loss) per share attributable to discontinued operations	$(0.01)	$(0.35)	$(0.15)	$0.28	$(0.41)
Diluted earnings (loss) per share attributable to discontinued operations	$(0.01)	$(0.35)	$(0.14)	$0.28	$(0.40)

Basic earnings (loss) per share attributable to Stoneridge, Inc.	$0.83	$(1.75)	$0.57	$0.20	$2.04
Diluted earnings (loss) per share attributable to Stoneridge, Inc.	$0.81	$(1.75)	$0.56	$0.20	$2.00

Other Continuing Operations Data:
Design and development	$38,792	$41,609	$40,372	$38,945	$29,115
Capital expenditures	$28,735	$23,516	$21,576	$22,909	$16,550
Depreciation and amortization (F)	$22,274	$27,105	$29,286	$29,405	$14,643

Balance Sheet Data (as of December 31):
Working capital	$123,859	$125,197	$215,880	$157,585	$131,534
Total assets	$364,252	$398,751	$588,322	$592,691	$695,495
Long-term debt, net of current portion	$104,458	$110,651	$185,045	$181,311	$183,711
Shareholders' equity	$106,429	$113,806	$188,534	$193,834	$180,639

(A)	The Company recorded a full valuation allowance on PST’s net deferred tax assets of $1,237 for the year ended December 31, 2015 of which $322 was attributable to noncontrolling interest.

(B)	The Company sold its Wiring business during the year ended December 31, 2014. As such, for all periods presented the Company reported this business as discontinued operations in the Company’s consolidated financial statements.

(C)	The Company recorded a goodwill impairment of $51,458 related to PST during the year ended December 31, 2014 of which $11,304 was attributable to noncontrolling interest.

(D)	The Company recorded a loss on extinguishment of debt of $10,607 related to the redemption of the 9.5% senior notes during the year ended December 31, 2014.

(E)	The acquisition of a controlling interest in PST occurred on December 31, 2011. PST’s balance sheet is reflected in the consolidated balance sheet at December 31, 2015, 2014, 2013, 2012 and 2011. The Company recognized a one-time non-cash pre-tax gain on previously held equity interest of $65,372 related to the PST acquisition of controlling interest in 2011. The equity in earnings related to PST was $8,805 for the year ended December 31, 2011.

(F)	These amounts represent depreciation and amortization on fixed and certain finite-lived intangible assets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Segments

We are primarily organized by products produced and markets served. Under this structure, our operations have been reported using the following segments:

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

We sold substantially all of the assets and liabilities of our Wiring business on August 1, 2014. As a result, the Wiring business has been classified as discontinued operations for all periods presented in the Company’s financial statements herein, and therefore has been excluded from both continuing operations, segment results and other information herein for all periods presented. The Wiring business designed and manufactured wiring harness products and assembled instruments panels for sale principally to the commercial, agricultural and off-highway vehicle markets.

Overview

The Company had income from continuing operations attributable to Stoneridge, Inc. of $23.0 million, or $0.82 per diluted share and a loss from discontinued operations attributable to Stoneridge, Inc. of $(0.2) million, or $(0.01) per diluted share resulting in net income attributable to Stoneridge, Inc. of $22.8 million, or $0.81 per diluted share for the year ended December 31, 2015.

Income from continuing operations attributable to Stoneridge. Inc. in 2015 increased by $60.7 million, or $2.22 per diluted share from loss from continuing operations of $(37.7) million, or $(1.40) per diluted share for the year ended December 31, 2014 primarily due to the 2014 goodwill impairment of $40.2 million (which is net of $11.3 million attributable to noncontrolling interest) related to our PST segment and loss on extinguishment of debt of $10.6 million, which had an aggregate negative impact of $50.8 million, or $1.89 per share attributable to Stoneridge, Inc.

Excluding the impact of the PST goodwill impairment and loss on debt extinguishment, our income from continuing operations increased during 2015 by $9.9 million, or $0.33 per diluted share, primarily due to lower interest expense of $10.5 million as a result of the debt refinancing which occurred in the late third and early fourth quarters of 2014.  While our gross profit decreased by $13.9 million primarily due to an unfavorable foreign currency translation as well as higher material costs in our Electronics and PST segments, it was substantially offset by a decrease in our selling, general and administrative costs of $13.3 million primarily due to foreign currency translation related to our PST and Electronics segments.

Net sales in 2015 decreased by $15.8 million, or 2.4%, primarily due to lower sales at our PST segment which were partially offset by higher sales in our Control Devices segment during 2015 compared to 2014. PST segment sales declined primarily due to an unfavorable foreign currency translation while our Control Devices segment sales increased primarily due to higher North American automotive market sales. Electronics segment net sales increased slightly due to sales volume growth which was substantially offset by unfavorable foreign currency translation.

Loss from discontinued operations related to the Wiring business was $(0.2) million, or $(0.01) per diluted share for the year ended December 31, 2015, a $9.2 million, or $0.34 per diluted share decrease from loss from discontinued operations of $(9.4) million, or $(0.35) per diluted share for 2014. The decrease was primarily due to the after-tax loss on disposal of the Wiring business of $8.6 million in 2014.

At December 31, 2015 and 2014, we had cash and cash equivalents of $54.4 million and $43.0 million, respectively. The increase during 2015 was primarily due to improved working capital and earnings. At December 31, 2015 and 2014 we had $100.0 million in borrowings outstanding on our $300.0 million Credit Facility.

Outlook

We expect improved financial performance in 2016 compared to 2015 because of new product launches and functional cost improvements.

We expect to have significant sales growth in our North American automotive vehicle market in 2016 related to new product launches including our shift by wire product by our Control Devices segment. Also, the North American automotive vehicle market production is expected to increase to 18.2 million units in 2016 (an increase from the 17.5 million units produced in 2015), which we expect to have a favorable effect on our Control Devices segment.

The North American commercial vehicle market improved in 2015, but is expected to decline in 2016 while the European commercial vehicle market in 2016 is forecasted to remain at approximately the same level with 2015.

Our PST segment revenues and operating performance continue to be adversely impacted by weakness of the Brazilian economy and automotive market and was negatively impacted by unfavorable foreign currency translation. In January 2016, the International Monetary Fund (IMF) lowered its forecasts for the Brazil gross domestic product to decline 3.5% in 2016 and 0.0% in 2017. Based on the weakness in PST’s sales and operating performance during 2015 and lower forecasted growth of the Brazilian economy in 2016, PST’s sales and earnings growth expectations continue to be moderated for 2016. As there is significant uncertainty regarding the timing and magnitude of a recovery in the Brazilian economy and automotive market, PST continues to realign its cost structure to mitigate the effect on earnings of possible continued weakened product demand and unfavorable foreign currency exchange rates.

We regularly evaluate the performance of our businesses and their cost structures, including personnel, and make necessary changes thereto in order to optimize our results.  We also evaluate the required skill sets of our personnel and periodically make strategic changes.  As a consequence of these actions, we incur severance related costs which we refer to as business realignment charges.

A significant portion of our sales are outside of the United States. These sales are generated by our non-U.S. based operations, and therefore, movements in foreign currency exchange rates can have a significant effect on our results of operations, which are presented in U.S. dollars. A significant portion of our raw materials purchased by our Electronics and PST segments are denominated in U.S. dollars, and therefore movements in foreign currency exchange rates can also have a significant effect on our results of operations. While the U.S. dollar strengthened significantly against the Swedish krona, euro and Brazilian real in 2015 increasing our material costs and reducing our reported results, we expect that the U.S. dollar will continue to strengthen against these currencies, but at a moderated pace in 2016.

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

Year Ended December 31, 2015 Compared To Year Ended December 31, 2014

Consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

					Dollar
					increase /
Years ended December 31		2015		2014	(decrease)
Net sales	$644,812	100.0%	$660,579	100.0%	$(15,767)
Costs and expenses:
Cost of goods sold	467,834	72.6	469,705	71.1	(1,871)
Selling, general and administrative	110,371	17.1	123,630	18.7	(13,259)
Design and development	38,792	6.0	41,609	6.3	(2,817)
Goodwill impairment	-	-	51,458	7.8	(51,458)

Operating income (loss)	27,815	4.3	(25,823)	(3.9)	53,638
Interest expense, net	6,365	1.0	16,880	2.6	(10,515)
Equity in earnings of investee	(608)	(0.1)	(815)	(0.1)	207
Loss on early extinguishment of debt	-	-	10,607	1.6	(10,607)
Other expense, net	1,828	0.3	565	0.1	1,263
Income (loss) before income taxes from continuing operations	20,230	3.1	(53,060)	(8.1)	73,290
Income tax benefit from continuing operations	(547)	(0.1)	(1,856)	(0.3)	1,309
Income (loss) from continuing operations	20,777	3.2	(51,204)	(7.8)	71,981
Discontinued operations:
Loss from discontinued operations, net of tax	-	-	(811)	(0.1)	811
Loss on disposal, net of tax	(210)	-	(8,576)	(1.3)	8,366
Loss from discontinued operations	(210)	-	(9,387)	(1.4)	9,177

Net income (loss)	20,567	3.2	(60,591)	(9.2)	81,158
Net loss attributable to noncontrolling interest	(2,207)	(0.3)	(13,483)	(2.0)	11,276
Net income (loss) attributable to Stoneridge, Inc.	$22,774	3.5%	$(47,108)	(7.2)%	$69,882

Net Sales. Net sales for our reportable segments, excluding inter-segment sales are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Years ended December 31		2015		2014	(decrease)	(decrease)
Control Devices	$333,010	51.6%	$306,658	46.4%	$26,352	8.6%
Electronics	216,544	33.6	214,141	32.4	2,403	1.1%
PST	95,258	14.8	139,780	21.2	(44,522)	(31.9)%
Total net sales	$644,812	100.0%	$660,579	100.0%	$(15,767)	(2.4)%

Our Control Devices segment net sales increased primarily due to new product sales and growth in the North American automotive market and new program sales in our China automotive market of $22.8 million and $4.1 million, respectively, as well as slightly higher volume in our commercial vehicle market during 2015. These were offset by a decrease in agricultural sales volume of $1.0 million.

Our Electronics segment net sales increased primarily due to an increase in sales volume of our European commercial vehicle products of $16.9 million as well as an increase in sales of our North American commercial vehicle products of $16.6 million (from higher volume related to an increase in post-disposition sales to the Wiring business acquired by Motherson of $15.0 million), which were substantially offset by an unfavorable foreign currency translation of $28.8 million, or 13.5%, and European commercial vehicle contractual price reductions of $2.4 million.

Our PST segment net sales decreased primarily due to an unfavorable foreign currency translation which reduced sales by $38.1 million, or 27.3%, and lower product volume. Also, PST’s audio/car alarm sales volume declined due to further weakening of the Brazilian economy and automotive market while monitoring service sales volume increased.

Net sales by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Years ended December 31		2015		2014	(decrease)	(decrease)
North America	$369,032	57.2%	$330,516	50.0%	$38,516	11.7%
South America	95,258	14.8	139,780	21.2	(44,522)	(31.9)%
Europe and Other	180,522	28.0	190,283	28.8	(9,761)	(5.1)%
Total net sales	$644,812	100.0%	$660,579	100.0%	$(15,767)	(2.4)%

The increase in North American net sales was primarily attributable to increased sales in our North American Control Devices’ automotive and Electronics’ commercial vehicle markets of $22.8 million and $16.6 million, respectively, which were partially offset by decreased agricultural volume of $1.0 million. The decrease in net sales in South America was primarily due to the impact of an unfavorable foreign currency translation and was also negatively impacted by lower product sales volume as a result of the weakened economic conditions in Brazil. Our decrease in net sales in Europe and Other was primarily due to an unfavorable foreign currency translation, which was substantially offset by increased sales of European commercial vehicle and Chinese automotive market products of $16.9 million and $4.1 million, respectively.

Cost of Goods Sold and Gross Margin.  Cost of goods sold decreased by 0.4% primarily due to foreign currency translation resulting from changes in exchange rates between the functional currency of our Electronics and PST segments compared to the U.S. dollar. Offsetting the decline from foreign currency translation, cost of goods was negatively impacted by higher material costs resulting from significantly more unfavorable changes in foreign exchange rates compared to the prior year. Our material cost as a percentage of net sales increased to 51.2% for 2015 compared to 49.2% for 2014. As a result, our gross margin decreased by 1.5% to 27.4% for 2015 compared to 28.9% for 2014. The higher material costs were due to unfavorable movement in foreign currency exchange rates in our Electronics segment, which were partially offset by lower material costs in our Control Devices segment. The Company purchases the majority of its materials under contracts denominated in U.S. dollars. As such, the strengthening of the U.S. dollar against the Swedish krona, euro and Brazilian real throughout 2015 increased the material costs in our Electronics and PST segments.

Our Control Devices segment gross margin increased due to increased sales volume, lower material costs, a favorable mix of products sold and product redesign, which were partially offset by higher warranty costs principally related to one product and higher profit sharing.

Our Electronics segment gross margin decreased primarily due to higher material costs resulting from an unfavorable movement in foreign currency exchange rates, the impact of which was moderated by our foreign currency hedges.

Our PST segment gross margin remained flat as higher material costs resulting from an unfavorable change in foreign currency exchange rates were offset by a favorable sales mix, prices increases, product redesign, new supplier sourcing and lower business realignment charges. PST business realignment charges decreased to $0.2 million for 2015 from $0.9 million for 2014.

Selling, General and Administrative (“SG&A”). SG&A expenses decreased by $13.3 million compared to 2014 as lower costs in our PST and Electronics segments were partially offset by higher costs in our unallocated corporate and Control Devices segments. SG&A costs in our PST and Electronics segments decreased primarily due to foreign currency translation resulting from movement in foreign currency exchange rates. SG&A costs in our unallocated corporate segment increased due to higher incentive-based compensation, higher recruitment, business realignment charges of $0.3 million and higher share-based compensation of $2.2 million in connection with the accelerated vesting associated with the retirement of our former President and CEO in June 2015, which were partially offset by lower professional fees. SG&A costs in our Control Devices segment increased primarily due to higher legal fees related to product litigation and an increase in incentive-based compensation. SG&A business realignment charges related to our Electronics, PST and unallocated corporate segments were $0.5 million for 2015 compared to $0.5 million related to PST for 2014.

Design and Development (“D&D”). D&D costs decreased by $2.8 million primarily due to foreign currency translation resulting from movement in foreign currency exchange rates in our PST and Electronics segments which was offset by a slight increase in product development costs in our Control Devices segment. D&D business realignment charges related to our Electronics and PST segments were $0.3 million for 2015 compared to $0.2 million related to PST for 2014.

Goodwill Impairment. A goodwill impairment of $51.5 million was recorded for the year ended December 31, 2014 related to our PST segment.  The impairment was due to the weakening of both the Brazilian economy and automotive market resulting in lower projected revenue and earnings growth. This non-cash impairment is more fully described in Note 2 to our consolidated financial statements.

Operating Income (Loss). Operating income (loss) is summarized in the following table by reportable segment (in thousands):

			Dollar	Percent
			increase /	increase /
Years ended December 31	2015	2014	(decrease)	(decrease)
Control Devices	$44,690	$35,387	$9,303	26.3%
Electronics	13,784	17,444	(3,660)	(21.0)%
PST	(7,542)	(59,587)	52,045	87.3%
Unallocated corporate	(23,117)	(19,067)	(4,050)	(21.2)%
Operating income (loss)	$27,815	$(25,823)	$53,638	NM

NM – not meaningful

Our Control Devices segment operating income increased primarily due to an increase in sales volume, lower material costs, a favorable mix of products sold and product redesign, which were partially offset by higher warranty, SG&A and D&D costs.

Our Electronics segment operating income decreased due to a lower gross profit as material costs increased as a result of an unfavorable change in foreign currency exchange rates and $0.3 million of business realignment charges incurred in the current year, which were partially offset by lower SG&A and D&D costs resulting from movement in foreign currency exchange rates.

Our PST segment operating performance improved as 2014 results included a goodwill impairment charge of $51.5 million that was recorded in 2014. Excluding the goodwill impairment, PST’s operating performance improved by $0.5 million due to lower business realignment charges of $1.2 million, which were $0.4 million and $1.6 million for 2015 and 2014, respectively, as price increases, significant material cost reductions achieved from product redesign and new supplier sourcing were more than offset by significantly higher material costs resulting from more unfavorable changes in foreign currency exchange rates compared to the prior year.

Our unallocated corporate operating loss increased primarily due to higher share-based compensation primarily as a result of the acceleration of the vesting associated with the June 2015 retirement of our President and CEO of $2.2 million, higher incentive-based compensation, higher recruitment costs and business realignment charges of $0.3 million during 2015, which were partially offset by lower professional fees.

Operating income (loss) by geographic location are summarized in the following table (in thousands):

			Dollar	Percent
			increase /	increase /
Years ended December 31	2015	2014	(decrease)	(decrease)
North America	$24,620	$22,779	$1,841	8.1%
South America	(7,542)	(59,587)	52,045	(87.3)%
Europe and Other	10,737	10,985	(248)	(2.3)%
Operating income (loss)	$27,815	$(25,823)	$53,638	NM

Our North American operating results increased due to higher sales in the North American automotive and commercial vehicle markets, lower material costs and a favorable change in product mix, which was substantially offset by higher incentive-based and share-based compensation expense. The improved performance in South America was primarily due to the goodwill impairment charge of $51.5 million taken in 2014. Our results in Europe and Other declined slightly as higher material costs and an unfavorable movement in foreign currency exchange rates related to our Electronics segment were offset by higher sales and gross profit in our China automotive market.

Interest Expense, net. Interest expense, net decreased by $10.5 million compared to the prior year primarily due to a lower average debt balance outstanding and a lower weighted-average interest rate. We redeemed our $175.0 million 9.5% senior notes in September and October 2014 using borrowings of $100.0 million on our Credit Facility (which bore annual interest for 2015 of approximately 3.0%), proceeds from the sale of the Wiring business and existing cash.

Equity in Earnings of Investee. Equity earnings for Minda decreased to $0.6 million in 2015 from $0.8 million in 2014. While sales increased slightly over the prior year, the increase was more than offset by higher operating and financing costs and was negatively impacted by an unfavorable change in foreign currency translation.

Loss on Early Extinguishment of Debt. The Company recognized debt extinguishment loss of $10.6 million during 2014 due to the redemption of our senior notes and modification of our Credit Facility.  The specific components of the debt extinguishment loss are described in Note 4 to our consolidated financial statements.

Other Expense, net. We record certain foreign currency transaction and forward currency hedge contract gains and losses as a component of other expense, net in the consolidated statement of operations. Other expense, net increased by $1.3 million to $1.8 million for 2015 from $0.6 million for 2014 due to increased volatility in certain foreign exchange rates in the current period. Also, the unfavorable foreign currency losses in 2014 were partially offset by a gain of $0.4 million on the termination of the interest rate swap.

Income Tax Benefit from Continuing Operations. We recognized an income tax benefit of $(0.5) million and $(1.9) million for federal, state and foreign income taxes for 2015 and 2014, respectively. We continue to assert that it is more-likely-than-not that our U.S. and certain foreign deferred tax assets will not be realized, and as such we provide a valuation allowance offsetting those deferred tax assets. The decrease in tax benefit for the year ended December 31, 2015 compared to the same period for 2014 was predominantly due to the impact of recording a valuation allowance against PST’s deferred tax assets. The increase in the effective tax rate to (2.7)% in 2015 from (3.5)% in 2014 was primarily due to providing a valuation allowance in 2015 with respect to the deferred tax assets of PST. The impact on the effective rate due to the PST valuation allowance was offset by the impact of the improvement in the performance of our U.S. operations, which do not attract tax due to the full valuation allowance, and the prior year impact of the nondeductible goodwill impairment in 2014 that did not impact the effective tax rate for 2015.

Year Ended December 31, 2014 Compared To Year Ended December 31, 2013

Consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

					Dollar
					increase /
Years ended December 31		2014		2013	(decrease)
Net sales	$660,579	100.0%	$659,486	100.0%	$1,093
Costs and expenses:
Cost of goods sold	469,705	71.1	453,531	68.8	16,174
Selling, general and administrative	123,630	18.7	123,180	18.7	450
Design and development	41,609	6.3	40,372	6.1	1,237
Goodwill impairment	51,458	7.8	-	-	51,458

Operating income (loss)	(25,823)	(3.9)	42,403	6.4	(68,226)
Interest expense, net	16,880	2.6	18,096	2.7	(1,216)
Equity in earnings of investee	(815)	(0.1)	(476)	(0.1)	(339)
Loss on early extinguishment of debt	10,607	1.6	-	-	10,607
Other expense, net	565	0.1	1,457	0.3	(892)
Income (loss) before income taxes from continuing operations	(53,060)	(8.1)	23,326	3.5	(76,386)
Income tax expense (benefit) from continuing operations	(1,856)	(0.3)	2,797	0.4	(4,653)
Income (loss) from continuing operations	(51,204)	(7.8)	20,529	3.1	(71,733)
Discontinued operations:
Loss from discontinued operations, net of tax	(811)	(0.1)	(4,021)	(0.6)	3,210
Loss on disposal, net of tax	(8,576)	(1.3)	-	-	(8,576)
Loss from discontinued operations	(9,387)	(1.4)	(4,021)	(0.6)	(5,366)

Net income (loss)	(60,591)	(9.2)	16,508	2.5	(77,099)
Net income (loss) attributable to noncontrolling interest	(13,483)	(2.0)	1,377	0.2	(14,860)
Net income (loss) attributable to Stoneridge, Inc.	$(47,108)	(7.2)%	$15,131	2.3%	$(62,239)

Net Sales. Net sales for our reportable segments, excluding inter-segment sales are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Years ended December 31		2014		2013	(decrease)	(decrease)
Control Devices	$306,658	46.4%	$291,145	44.1%	$15,513	5.3%
Electronics	214,141	32.4	189,809	28.8	24,332	12.8%
PST	139,780	21.2	178,532	27.1	(38,752)	(21.7)%
Total net sales	$660,579	100.0%	$659,486	100.0%	$1,093	0.2%

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

Selling, General and Administrative. SG&A expenses increased by $0.5 million for 2014 compared to 2013 due to higher wages and other employee benefits which included business realignment costs in our PST segment of $0.5 million, and higher performance-based compensation, product liability and intellectual property defense costs, which were partially offset by lower SG&A costs in our PST segment as a result of lower sales commissions, foreign currency translation and the implementation of cost savings measures.

Design and Development. D&D costs increased by $1.2 million due to higher product development costs in our Controls Devices segment and lower cost reimbursements in our Electronics segment, which were partially offset by lower product development costs in our PST segment.

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

Interest Expense, net. Interest expense, net decreased by $1.2 million, or 6.7% during 2014 when compared to 2013 primarily due to a lower average debt balance outstanding and a lower weighted-average interest rate. We redeemed our $175.0 million 9.5% senior notes in September and October 2014 using borrowings of $100.0 million on our Credit Facility (which bore annual interest of approximately 1.7% in the fourth quarter of 2014), proceeds from the sale of the Wiring business and existing cash.

Equity in Earnings of Investee. Equity earnings for Minda increased to $0.8 million from $0.5 million in 2013 primarily due to higher sales, which were partially offset by unfavorable changes in foreign currency translation.

Loss on Early Extinguishment of Debt. The Company recognized debt extinguishment loss of $10.6 million during 2014 due to the redemption of our senior notes and modification of our Credit Facility.  The specific components of the debt extinguishment loss are described in Note 4 to our consolidated financial statements.

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

Income Tax Expense (Benefit) from Continuing Operations. We recognized income tax expense (benefit) of $(1.9) million and $2.8 million for federal, state and foreign income taxes for 2014 and 2013, respectively. We continue to assert that it is more-likely-than-not that our U.S. and certain foreign deferred tax assets will not be realized, and therefore we provide a valuation allowance offsetting those deferred tax assets. The decrease in tax expense for 2014 compared to 2013 was predominantly due to the tax benefit recognized on the loss incurred by PST, as adjusted for the non-tax deductible goodwill impairment charge. The decrease in the tax expense was partially offset by a discrete tax item related to our foreign operations recorded during the current period. The decrease in the effective tax rate for 2014 to (3.5)% compared to 2013 of 12.0% was due to the 2014 recognition of a tax benefit on the PST operating loss which was offset by the impact of the non-tax deductible PST goodwill impairment charge and the discrete tax item discussed above.

Liquidity and Capital Resources

Summary of Cash Flows for the years ended December 31, 2015 and 2014 (in thousands):

			Dollar
			increase /
Years ended December 31	2015	2014	(decrease)
Net cash provided by (used for):
Operating activities	$54,805	$19,815	$34,990
Investing activities	(30,370)	45,720	(76,090)
Financing activities	(11,019)	(82,058)	71,039
Effect of exchange rate changes on cash and cash equivalents	(2,076)	(3,281)	1,205
Net change in cash and cash equivalents	$11,340	$(19,804)	$31,144

Cash provided by operating activities, which includes cash flows from the Wiring discontinued operations, increased primarily due to lower working capital required as a result of the sale of the Wiring business in August 2014 of $28.5 million and an increase in net income excluding the impacts of the non-cash PST goodwill impairment, loss on extinguishment of debt and the loss on sale of the Wiring business in 2014 of $10.5 million. Our receivable terms and collections rates have remained consistent between periods presented.

Net cash used for investing activities increased due to higher capital expenditures of $4.0 million primarily to support the launch of new products as well as a repayment of excess proceeds received from Motherson of $1.2 million based on the resolution of the working capital and other adjustments associated with the sale of the Wiring business. Also, $71.4 million in cash was received from the sale of the Wiring business in 2014.

Net cash used for financing activities decreased primarily due to the fact that in 2015 we had net debt repayments of $8.0 million and repurchases of Common Shares to satisfy tax withholdings of $2.9 million while in 2014 we repurchased $175.0 million of our outstanding senior notes including a redemption premium totaling $183.0 million partially by borrowing $100.0 million on our Credit Facility.

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

The increase in net cash used for financing activities for 2014 was due to the redemption of our senior notes including redemption premium totaling $183.0 million, which was partially offset by net borrowings on our Credit Facility and other debt of $100.0 million and $4.5 million, respectively.

Summary of Future Cash Flows

The following table summarizes our future cash outflows resulting from financial contracts and commitments, as of December 31, 2015 (in thousands):

		Less than			After
	Total	1 year	2-3 years	4-5 years	5 years
Credit Facility	$100,000	$-	$-	$100,000	$-
Debt	18,363	13,905	2,859	1,296	303
Operating leases	21,151	4,436	7,012	4,822	4,881
Total contractual obligations	$139,514	$18,341	$9,871	$106,118	$5,184

Management will continue to focus on minimizing its weighted-average cost of capital and believes that cash flows from operations and the availability of funds from our Credit Facility will provide sufficient liquidity to meet our future growth and operating needs.

As outlined in Note 4 to our consolidated financial statements, our Credit Facility permits borrowing up to a maximum level of $300.0 million which includes an accordion feature which allows the Company to increase the availability by up to $80.0 million upon the satisfaction of certain conditions. This variable rate facility provides us with lower borrowing rates than the 9.5% senior notes redeemed in 2014 and provides the flexibility to refinance other outstanding debt or finance acquisitions through September 2019. The Credit Facility contains certain financial covenants that require the Company to maintain less than a maximum leverage ratio and more than a minimum interest coverage ratio. The Credit Facility also contains affirmative and negative covenants and events of default that are customary for credit arrangements of this type including covenants which place restrictions and/or limitations on the Company’s ability to borrow money, make capital expenditures and pay dividends. The Credit Facility had an outstanding balance of $100.0 million at December 31, 2015. The Company was in compliance with all covenants at December 31, 2015. The covenants included in our Credit Facility to date have not and are not expected to limit our financing flexibility.

PST maintains several short-term obligations and long-term loans used for working capital purposes. At December 31, 2015, there was $18.0 million outstanding on the PST term loans. The PST loans at December 31, 2015 mature as follows: $13.5 million in 2016, $1.9 million in 2017, $1.0 million in 2018 and 2019 and $0.3 million in 2020 and 2021.

The Company's wholly owned subsidiary located in Stockholm, Sweden, has an overdraft credit line which allows overdrafts on the subsidiary's bank account up to a maximum level of 20.0 million Swedish krona, or $2.4 million, at December 31, 2015. At December 31, 2015, there were no overdrafts on the bank account.

Although the Company's debt and Credit Facility contain various covenants, the violation of which would limit or preclude their use or accelerate the maturity, the Company has not experienced and does not expect these covenants to restrict our financing flexibility. The Company has been and expects to continue to remain in compliance with these covenants during the term of the debt and credit facilities.

Our future results could also be adversely affected by unfavorable foreign currency exchange rates. We have significant foreign denominated transaction exposure in certain countries, especially in Brazil, Argentina, Mexico, Sweden, Estonia and China. We have entered into foreign currency forward contracts to reduce our exposure related to certain foreign currency fluctuations. See Note 9 to the consolidated financial statements for additional details. Our future results could also be unfavorably affected by increased commodity prices as commodity fluctuations impact the cost of our raw material purchases.

At December 31, 2015, we had cash and cash equivalents of approximately $54.4 million, of which $27.9 million was held in the United States and $26.5 million was held in foreign locations. The increase from $43.0 million at December 31, 2014 was primarily due to an improvement in working capital and earnings for the year ended December 31, 2015.

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

Off-balance Sheet Arrangements

At December 31, 2015, we do not have any off-balance sheet arrangements that have, or are, in the opinion of management, reasonably likely to have, a current or future material effect on our financial condition or results of operations.

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

Warranties. Our warranty liability is established based on our best estimate of the amounts necessary to settle existing and future claims on products sold as of the balance sheet dates. This estimate is based on historical trends of units sold and payment amounts, combined with our current understanding of the status of existing claims. To estimate the warranty liability, we are required to forecast the resolution of existing claims as well as expected future claims on products previously sold. Although we believe that our warranty liability is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable could differ materially from what will actually transpire in the future. Our customers are increasingly seeking to hold suppliers responsible for product warranties, which could negatively impact our exposure to these costs.

Allowance for Doubtful Accounts. We have concentrations of sales and trade receivable balances with key customers. Therefore, it is critical that we evaluate the collectability of accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet their financial obligations, a specific allowance for doubtful accounts is recorded against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. In addition, we review historical trends for collectability in determining an estimate for our allowance for doubtful accounts. If economic circumstances change substantially, estimates of the recoverability of amounts due to the Company could be reduced by a material amount. We do not have collateral requirements with our customers.

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

Due to lower actual and forecasted financial results from weakness in the Brazilian economy and automotive market, the Company performed an evaluation of PST’s long-lived assets in the fourth quarter of 2015 and 2014, and concluded that there was no impairment resulting from the decrease in forecasted undiscounted future cash flows.

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

Income Taxes. Deferred income taxes are provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws and regulations. Our deferred tax assets include, among other items, net operating loss carryforwards and tax credits that can be used to offset taxable income in future periods and reduce income taxes payable in those future periods. Our U.S. federal net operating losses, if unused, begin to expire in 2026, the state net operating losses expire at various times and the foreign net operating losses expire at various times or have indefinite expiration dates. Our U.S. federal general business credits, if unused, begin to expire in 2021, and the state and foreign tax credits expire at various times.

Accounting standards require that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This assessment requires significant judgment, and in making this evaluation, the Company considers available positive and negative evidence, including the potential to carryback net operating losses and credits, the future reversal of certain taxable temporary differences, actual and forecasted results, and tax planning strategies that are both prudent and feasible. Risk factors include U.S. and Brazil economic conditions that affect the U.S. and Brazil automotive and commercial vehicle markets of which the Company has significant operations.

Reversal of a previously recognized valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the reversal is recorded.  However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

During the fourth quarter of 2008, the Company concluded that it was more-likely-than-not that we would not realize our U.S. deferred tax assets. As a result we provided a full valuation allowance, net of certain future reversing taxable temporary differences, with respect to our U.S. deferred tax assets.  We will continue to maintain a full valuation allowance on our U.S. deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances.  However, as a result of the sale of the Wiring business and debt refinancing during the second half of 2014 and anticipated future earnings, we believe that there may be a reasonable possibility that sufficient positive evidence could develop within the next 12 months that may allow us to reach a conclusion that some or all of the valuation allowance on our U.S. deferred tax assets will no longer be needed.

During the fourth quarter of 2015, the Company concluded that it was more-likely-than-not that we would not realize our PST segment deferred tax assets. As a result we provided a full valuation allowance, net of certain future reversing taxable temporary differences, with respect to PST’s deferred tax assets. We will continue to maintain a full valuation allowance on PST’s deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of them.

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

Recently Issued Accounting Standards Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016 – 02, “Leases (Topic 842)”, which will require that a lessee recognize assets and liabilities on the balance sheet for all leases with a lease term of more than twelve months, with the result being the recognition of a right of use asset and a lease liability.  The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The Company expects to adopt this standard as of January 1, 2019.  The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements, which will require right of use assets and lease liabilities be recorded in the consolidated balance sheet for operating leases.

In November 2015, the FASB issued ASU 2015 – 17, “Income Taxes (Topic 740),” which simplifies the presentation of deferred income taxes.  Currently entities are required to separate deferred income tax liabilities and assets into current and noncurrent amounts in the balance sheet on a jurisdiction by jurisdiction basis.  ASU 2015-17 requires that all deferred income taxes be classified as noncurrent in the balance sheet. The requirement to apply the jurisdiction by jurisdiction approach will still be required. The amendment is effective for fiscal years beginning after December 15, 2016 including interim periods within those fiscal years and may be applied either prospectively or retrospectively with early adoption permitted.  The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

In September 2015, the FASB issued ASU 2015 – 16, “Business Combinations,” which simplifies the accounting for measurement-period adjustments related to business combinations. ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in the ASU require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendment is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years and is to be applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU with earlier application permitted for financial statements that have not been issued. The Company will adopt this standard as of January 1, 2016, which is not expected to have a material impact on the Company’s consolidated financial statements or disclosures.

In July 2015, the FASB issued ASU 2015 – 11 “Simplifying the Measurement of Inventory” which requires that inventory be measured at the lower of cost or net realizable value.  Prior to the issuance of the new guidance, inventory was measured at the lower of cost or market. Replacing the concept of market with the single measurement of net realizable value is intended to reduce cost and complexity. The new accounting standard is effective for fiscal years beginning after December 15, 2016.  The Company expects to adopt this standard as of January 1, 2017, which is not expected to have a material impact on the Company’s consolidated financial statements or disclosures.

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

Recently Adopted Accounting Standards

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which amends the current presentation of certain debt issuance costs in the balance sheet. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, instead of as an asset.  The recognition and measurement of debt issuance costs are not affected by the amendments in this ASU. The guidance in ASU 2015-03 did not address the presentation or subsequent measurement of debt issuance costs related to line of credit arrangements. Given the absence of authoritative guidance, in June 2015 the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” which states that the SEC will not object to an entity deferring and presenting debt issuance costs related to revolving credit arrangements as an asset and subsequently amortizing them. These amendments are to be applied retrospectively and are effective for public companies for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. As permitted by the ASU, the Company adopted these standards in the third quarter of 2015, which had no impact on the Company’s consolidated financial statements. The Company has elected to continue to present deferred financing costs related to its Credit Facility, which had balances of $1,428 and $1,767 at December 31, 2015 and 2014, respectively, within long-term assets in the Company’s consolidated balance sheets.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates

We are exposed to interest rate risk primarily from the effects of changes in interest rates. At December 31, 2015, approximately 89.5% of our outstanding debt was floating-rate and 10.5% was fixed-rate. We estimate that a 1.0% change in the interest costs of our floating-rate debt outstanding as of December 31, 2015 would change interest expense on an annual basis by approximately $1.0 million.

Currency Exchange Rates

In addition to the United States, we have significant operations in Europe, South America and Mexico. As a result we are subject to translation risk because our foreign operations are in local currency (particularly the Brazilian real, Mexican peso, euro, Swedish krona and Argentinian peso) must be translated into U.S. dollars. As currency exchange rates fluctuate, the translation of our consolidated statements of operations into U.S. dollars affects the comparability of revenues, expenses, operating income (loss), net income (loss) and earnings (loss) per share between years.

We use derivative financial instruments, including foreign currency forward contracts, to mitigate our exposure to fluctuations in foreign currency exchange rates by reducing the effect of such fluctuations on foreign currency denominated intercompany transactions, inventory purchases and other foreign currency exposures.

As discussed in detail in Note 9 to our consolidated financial statements, we have entered into foreign currency forward contracts the purpose of which is to reduce exposure related to the Company’s euro-denominated receivables as well as to reduce exposure to future Mexican peso-denominated purchases and U.S. dollar purchases by our non-U.S. dollar functional currency European business units. These foreign currency contracts expire throughout 2016. We estimate that a 10.0% unidirectional change in currency exchange rates would result in a change in fair value at December 31, 2015 by approximately $2.4 million. It is important to note that the change in fair value of the foreign currency forward contacts would be partially offset by changes in the underlying exposures being hedged.

We estimate that a 10.0% unidirectional change in currency exchange rates relative to the U.S. dollar would have changed our income before income taxes for the year ended December 31, 2015 by approximately $2.3 million.

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

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Stoneridge, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Stoneridge, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule included in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stoneridge, Inc. and Subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stoneridge, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 14, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio

March 14, 2016

CONSOLIDATED BALANCE SHEETS

As of December 31 (in thousands)	2015	2014

ASSETS

Current assets:
Cash and cash equivalents	$54,361	$43,021
Accounts receivable, less reserves of $1,066 and $2,017, respectively	94,937	105,102
Inventories, net	61,009	71,253
Prepaid expenses and other current assets	21,602	26,135
Total current assets	231,909	245,511

Long-term assets:
Property, plant and equipment, net	85,264	85,311
Intangible assets, net and goodwill	36,699	57,715
Investments and other long-term assets, net	10,380	10,214
Total long-term assets	132,343	153,240
Total assets	$364,252	$398,751

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of debt	$13,905	$19,655
Accounts payable	55,225	58,593
Accrued expenses and other current liabilities	38,920	42,066
Total current liabilities	108,050	120,314

Long-term liabilities:
Revolving credit facility	100,000	100,000
Long-term debt, net	4,458	10,651
Deferred income taxes	41,332	50,006
Other long-term liabilities	3,983	3,974
Total long-term liabilities	149,773	164,631

Shareholders' equity:
Preferred Shares, without par value, 5,000 shares authorized, none issued	-	-
Common Shares, without par value, 60,000 shares authorized, 28,907 and 28,853 shares issued and 27,912 and 28,221 shares outstanding at December 31, 2015 and 2014, respectively, with no stated value	-	-
Additional paid-in capital	199,254	192,892
Common Shares held in treasury, 995 and 632 shares at December 31, 2015 and 2014, respectively, at cost	(4,208)	(1,284)
Accumulated deficit	(32,105)	(54,879)
Accumulated other comprehensive loss	(69,822)	(45,473)
Total Stoneridge, Inc. shareholders' equity	93,119	91,256
Noncontrolling interest	13,310	22,550
Total shareholders' equity	106,429	113,806
Total liabilities and shareholders' equity	$364,252	$398,751

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, (in thousands, except per share data)	2015	2014	2013

Net sales	$644,812	$660,579	$659,486
Costs and expenses:
Cost of goods sold	467,834	469,705	453,531
Selling, general and administrative	110,371	123,630	123,180
Design and development	38,792	41,609	40,372
Goodwill impairment	-	51,458	-
Operating income (loss)	27,815	(25,823)	42,403
Interest expense, net	6,365	16,880	18,096
Equity in earnings of investee	(608)	(815)	(476)
Loss on early extinguishment of debt	-	10,607	-
Other expense, net	1,828	565	1,457
Income (loss) before income taxes from continuing operations	20,230	(53,060)	23,326
Income tax expense (benefit) from continuing operations	(547)	(1,856)	2,797
Income (loss) from continuing operations	20,777	(51,204)	20,529
Discontinued operations:
Loss from discontinued operations, net of tax	-	(811)	(4,021)
Loss on disposal, net of tax	(210)	(8,576)	-
Loss from discontinued operations	(210)	(9,387)	(4,021)
Net income (loss)	20,567	(60,591)	16,508
Net income (loss) attributable to noncontrolling interest	(2,207)	(13,483)	1,377
Net income (loss) attributable to Stoneridge, Inc.	$22,774	$(47,108)	$15,131

Earnings (loss) per share from continuing operations
attributable to Stoneridge, Inc.:
Basic	$0.84	$(1.40)	$0.72
Diluted	$0.82	$(1.40)	$0.70
Loss per share attributable to discontinued operations:
Basic	$(0.01)	$(0.35)	$(0.15)
Diluted	$(0.01)	$(0.35)	$(0.14)
Earnings (loss) per share attributable to Stoneridge, Inc.:
Basic	$0.83	$(1.75)	$0.57
Diluted	$0.81	$(1.75)	$0.56
Weighted-average shares outstanding:
Basic	27,338	26,924	26,671
Diluted	27,959	26,924	27,193

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Years ended December 31 (in thousands)	2015	2014	2013

Net income (loss)	$20,567	$(60,591)	$16,508
Less: Income (loss) attributable to noncontrolling interest	(2,207)	(13,483)	1,377
Net income (loss) attributable to Stoneridge, Inc.	22,774	(47,108)	15,131

Other comprehensive income (loss), net of tax attributable to Stoneridge, Inc.:
Foreign currency translation	(24,693)	(15,268)	(17,925)
Benefit plan liability	(45)	141	-
Unrealized gain (loss) on derivatives	389	112	(2,251)
Other comprehensive loss, net of tax attributable to Stoneridge, Inc.	(24,349)	(15,015)	(20,176)

Comprehensive loss attributable to Stoneridge, Inc.	$(1,575)	$(62,123)	$(5,045)

The Company has combined comprehensive loss from continuing operations and comprehensive loss from discontinued operations herein.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31 (in thousands)	2015	2014	2013

OPERATING ACTIVITIES:
Net income (loss)	$20,567	$(60,591)	$16,508
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	18,964	24,372	28,989
Amortization, including accretion of debt discount	3,833	5,709	6,236
Deferred income taxes	(2,165)	(3,238)	(3,081)
Earnings of equity method investee	(608)	(815)	(476)
Loss on sale of fixed assets	74	110	189
Share-based compensation expense	7,224	5,406	4,974
Goodwill impairment	-	51,458	-
Loss on disposal of Wiring business	210	8,576
Loss on early extinguishment of debt	-	10,607	-
Changes in operating assets and liabilities, net of effect of business acquisition:
Accounts receivable, net	(489)	(19,400)	4,122
Inventories, net	(4,340)	3,161	(23,646)
Prepaid expenses and other assets	(295)	(1,306)	(2,585)
Accounts payable	6,577	524	9,485
Accrued expenses and other liabilities	5,253	(4,758)	2,969
Net cash provided by operating activities	54,805	19,815	43,684

INVESTING ACTIVITIES:
Capital expenditures	(28,735)	(24,754)	(25,344)
Proceeds from sale of fixed assets	64	110	107
Proceeds from (payments related to) sale of Wiring business	(1,230)	71,386	-
Business acquisition	(469)	(1,022)	-
Net cash provided by (used for) investing activities	(30,370)	45,720	(25,237)

FINANCING ACTIVITIES:
Revolving credit facility borrowings	-	100,000	-
Revolving credit facility payments	-	-	(1,160)
Extinguishment of senior notes	-	(175,000)	-
Premium related to early extinguishment of senior notes	-	(8,006)	-
Proceeds from issuance of debt	22,540	30,072	25,555
Repayments of debt	(30,586)	(25,610)	(24,382)
Noncontrolling interest shareholder distribution	-	(1,083)	-
Other financing costs	(49)	(1,666)	-
Repurchase of Common Shares to satisfy employee tax withholding	(2,924)	(765)	(516)
Net cash used for financing activities	(11,019)	(82,058)	(503)

Effect of exchange rate changes on cash and cash equivalents	(2,076)	(3,281)	326
Net change in cash and cash equivalents	11,340	(19,804)	18,270
Cash and cash equivalents at beginning of period	43,021	62,825	44,555

Cash and cash equivalents at end of period	$54,361	$43,021	$62,825

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,092	$20,464	$18,634
Cash paid for income taxes, net	$2,494	$3,054	$6,426

Supplemental disclosure of non-cash operating and financing activities:
Change in fair value of interest rate swap	$-	$(793)	$(1,419)
Bank payment of vendor payables under short-term debt obligations	$5,323	$4,758	$-

The Company has combined cash flows from continuing operations and cash flows from discontinued operations within the operating, investing and financing categories.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands)	Number of Common Shares outstanding	Number of treasury shares	Additional paid-in capital	Common Shares held in treasury	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total shareholders' equity
BALANCE, JANUARY 1, 2013	27,913	520	$184,822	$(1,885)	$(22,902)	$(10,282)	$44,081	$193,834
Net income	-	-	-	-	15,131	-	1,377	16,508
Unrealized loss on derivatives	-	-	-	-	-	(2,251)	-	(2,251)
Currency translation adjustments	-	-	-	-	-	(17,925)	(5,706)	(23,631)
PST dividends	-	-	-	-	-	-	(212)	(212)
Issuance of restricted Common Shares	883	(513)	(1,882)	1,882	-	-	-	-
Forfeited restricted Common Shares	(233)	233	-	-	-	-	-	-
Repurchased Common Shares for treasury	(80)	80	-	(516)	-	-	-	(516)
Share-based compensation	-	-	4,802	-	-	-	-	4,802

BALANCE, DECEMBER 31, 2013	28,483	320	187,742	(519)	(7,771)	(30,458)	39,540	188,534

Net loss	-	-	-	-	(47,108)	-	(13,483)	(60,591)
Benefit plan liability adjustments	-	-	-	-	-	141	-	141
Unrealized gain on derivatives	-	-	-	-	-	112	-	112
Currency translation adjustments	-	-	-	-	-	(15,268)	(3,507)	(18,775)
Issuance of restricted Common Shares	50	-	-	-	-	-	-	-
Forfeited restricted Common Shares	(238)	238	-	-	-	-	-	-
Repurchased Common Shares for treasury	(74)	74	-	(765)	-	-	-	(765)
Share-based compensation	-	-	5,150	-	-	-	-	5,150

BALANCE, DECEMBER 31, 2014	28,221	632	192,892	(1,284)	(54,879)	(45,473)	22,550	113,806
Net income (loss)	-	-	-	-	22,774	-	(2,207)	20,567
Benefit plan liability adjustments	-	-	-	-	-	(45)	-	(45)
Unrealized gain on derivatives	-	-	-	-	-	389	-	389
Currency translation adjustments	-	-	-	-	-	(24,693)	(7,033)	(31,726)
Issuance of restricted Common Shares	172	(118)	-	-	-	-	-	-
Forfeited restricted Common Shares	(239)	239	-	-	-	-	-	-
Repurchased Common Shares for treasury	(242)	242	-	(2,924)	-	-	-	(2,924)
Share-based compensation	-	-	6,362	-	-	-	-	6,362

BALANCE, DECEMBER 31, 2015	27,912	995	$199,254	$(4,208)	$(32,105)	$(69,822)	$13,310	$106,429

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

The Company’s investment in Minda Stoneridge Instruments Ltd. (“Minda”) for the years ended December 31, 2015, 2014 and 2013 was determined to be an unconsolidated entity, and therefore was accounted for under the equity method of accounting based on our 49% ownership.

The Company had a 74% controlling interest in PST Eletrônica Ltda. (“PST”) for the years ended December 31, 2015, 2014 and 2013 which was accounted for a consolidated subsidiary.

The Company sold substantially all of the assets and liabilities of its Wiring business on August 1, 2014. As a result, the Wiring business has been classified as discontinued operations for all periods presented in the Company’s financial statements herein, and therefore has been excluded from both continuing operations and segment results for all periods presented. The Wiring business designed and manufactured wiring harness products and assembled instruments panels for sale principally to the commercial, agricultural and off-highway vehicle markets.

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

Accounts Receivable and Concentration of Credit Risk

Revenues are principally generated from the automotive, commercial, motorcycle, off-highway and agricultural vehicle markets. The Company’s largest customers were Ford Motor Company and Scania Group, primarily related to the Control Devices and Electronics reportable segments, respectively, and accounted for the following percentages of consolidated net sales for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Ford Motor Company	14%	11%	10%
Scania Group	7%	8%	8%

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

Sales of Accounts Receivable

The Company’s PST segment sells selected accounts receivable on a full recourse basis to an unrelated financial institution in Brazil. PST accounts for these transactions as sales of accounts receivable. As such, in accordance with ASC 860, “Transfers and Servicing”, the sales of accounts receivable are reflected as a reduction of accounts receivable in the consolidated balance sheets and the loss on sale is recorded within interest expense, net in the consolidated statements of operations while the proceeds received from the sale are included in the cash flows from operating activities in the consolidated statements of cash flows.

During 2015 PST sold $6,401 (24,994 Brazilian real) of accounts receivable at a loss of $156 (540 Brazilian real), which represents the implicit interest on the transaction, and received proceeds of $6,245 (24,454 Brazilian real). PST has a remaining credit exposure of $2,657 (10,376 Brazilian real) at December 31, 2015 related to the receivables sold for which payment from the customer was not yet due.

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

As of December 31	2015	2014
Raw materials	$36,021	$41,767
Work-in-progress	7,162	8,779
Finished goods	17,826	20,707
Total inventories, net	$61,009	$71,253

Inventory valued using the FIFO method was $35,378 and $34,636 at December 31, 2015 and 2014, respectively. Inventory valued using the average cost method was $25,631 and $36,617 at December 31, 2015 and 2014, respectively.

Pre-production Costs Related to Long-term Supply Arrangements

Engineering, research and development and other design and development costs for products sold on long-term supply arrangements are expensed as incurred unless the Company has a contractual guarantee for reimbursement from the customer. Costs for molds, dies and other tools used to make products sold on long-term supply arrangements for which the Company either has title to the assets or has the noncancelable right to use the assets during the term of the supply arrangement are capitalized in property, plant and equipment and amortized to cost of sales over the shorter of the term of the arrangement or over the estimated useful lives of the assets, typically three to five years. Costs for molds, dies and other tools used to make products sold on long-term supply arrangements for which the Company has a contractual guarantee to a lump sum reimbursement from the customer are capitalized as a component of prepaid expenses and other current assets within the consolidated balance sheets. Capitalized pre-production costs were $9,405 and $10,067 at December 31, 2015 and 2014, respectively.

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

The Company had post-disposition sales to the Wiring business acquired by Motherson of $26,952 and $12,230 for the years ended December 31, 2015 and 2014, respectively. The Company had post-disposition purchases from the Wiring business acquired by Motherson of $689 and $269 for the years ended December 31, 2015 and 2014, respectively. The amounts related to 2014 cover the period from August through December 2014 as the sale of the Wiring business occurred on August 1, 2014.

The following tables display summarized activity in our consolidated statements of operations for discontinued operations during the years ended December 31, 2015, 2014 and 2013, related to the Wiring business.

Years ended December 31	2015	2014 (A)	2013
Net sales	$-	$167,434	$288,344
Cost of goods sold (C)	-	154,787	268,278
Selling, general and administrative (C)	-	12,697	22,765
Interest expense, net	-	69	250
Other expense, net	-	(58)	(357)
Loss from operations of discontinued operations before income taxes (C) (D)	-	(61)	(2,592)
Income tax expense on discontinued operations	-	(750)	(1,429)
Loss from discontinued operations, net of tax	-	(811)	(4,021)

Loss on disposal (B)	(241)	(6,955)	-
Income tax expense on gain (loss) on disposal (E)	31	(1,621)	-
Loss on disposal, net of tax	(210)	(8,576)	-

Loss from discontinued operations	$(210)	$(9,387)	$(4,021)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

(A)	The operations of the Wiring business were presented only for the seven months ended July 31, 2014 as the sale was completed on August 1, 2014.

(B)	Included in loss on disposal for the years ended December 31, 2015 and 2014 were transaction costs of $223 and $1,384, respectively. The loss on disposal also includes a working capital and other adjustments of $18 for the year ended December 31, 2015. In addition, the loss on disposal included $2,734 in previously deferred foreign currency translation for the year ended December 31, 2014.

(C)	The assets and liabilities of the Wiring business were reclassified as held for sale effective May 26, 2014. Accordingly, depreciation and amortization for the related Wiring assets were not recorded after that date.

(D)	Management fees, which had been reported in the Wiring business in prior periods, of $7,482 for the year ended December 31, 2013 have been excluded as they were not directly attributable to the business.

(E)	Gains and losses from foreign currency remeasurement related to income taxes were included as a component of income tax (expense) benefit.

Years ended December 31	2014	2013
Depreciation and amortization	$2,111	$4,978
Capital expenditures	1,238	3,768

Predisposition intercompany sales to the Wiring business were $17,448 and $25,353 for the periods ended July 31, 2014 and December 31, 2013, respectively. Predisposition intercompany purchases from the Wiring business were $4,025 and $7,593 for the periods ended July 31, 2014 and December 31, 2013, respectively.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and consist of the following:

As of December 31	2015	2014
Land and land improvements	$3,538	$4,036
Buildings and improvements	32,904	34,517
Machinery and equipment	160,721	154,204
Office furniture and fixtures	6,541	6,247
Tooling	68,101	67,135
Information technology	24,035	22,132
Vehicles	422	65
Leasehold improvements	2,581	2,207
Construction in progress	23,914	16,933
Total property, plant, and equipment	322,757	307,476
Less: accumulated depreciation	(237,493)	(222,165)
Property, plant and equipment, net	$85,264	$85,311

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $18,829, $22,299 and $24,099, respectively. Depreciable lives within each property classification are as follows:

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

Impairment of Long-Lived or Finite-Lived Assets

The Company reviews the carrying value of its long-lived assets and finite-lived intangible assets for impairment when events or circumstances indicate that their carrying value may not be recoverable. Factors the Company considers important that could trigger testing of the related asset groups for an impairment include current period operating or cash flow losses combined with a history of operating or cash flow losses, a projection or forecast that demonstrates continuing losses, significant adverse changes in the business climate within a particular business or current expectations that a long-lived asset will be sold or otherwise disposed of significantly before the end of its estimated useful life. To test for impairment, the estimated undiscounted cash flows expected to be generated from the use and disposal of the asset or asset group is compared to its carrying value. An asset group is established by identifying the lowest level of cash flows generated by the group of assets that are largely independent of cash flows of other assets. If cash flows cannot be separately and independently identified for a single asset, we will determine whether an impairment has occurred for the group of assets for which we can identify projected cash flows. If these undiscounted cash flows are less than their respective carrying values, an impairment charge would be recognized to the extent that the carrying values exceed estimated fair values. The estimation of undiscounted cash flows and fair value requires us to make assumptions regarding future operating results over the life of the asset or the life of the primary asset in the asset group. The results of the impairment testing are dependent on these estimates which require judgment. The occurrence of certain events, including changes in economic and competitive conditions, could impact cash flows eventually realized and management’s ability to accurately assess whether an asset is impaired.

Due to the lower actual and forecasted financial results from weakness in the Brazilian economy and automotive market, the Company performed an evaluation of PST’s long-lived assets in 2015 and 2014, and concluded that the carrying amount of the asset group was recoverable as the undiscounted cash flows of the asset group exceeded its carrying amount.

There we no material impairment charges recorded for long-lived or finite-lived intangible assets in 2015, 2014 or 2013.

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

The Company recorded goodwill related to the acquisition of controlling interest in PST in 2011, all of which was deemed to be impaired in 2014. The remaining goodwill balance at December 31, 2015 and 2014 relates to the acquisition of two European aftermarket distributors, which is included within the Electronics segment.

The carrying amount of goodwill related to our Electronics segment decreased by $97 for the year ended December 31, 2015 to $981 due to foreign currency translation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

Goodwill and changes in the carrying amount of goodwill by segment for the year then ended December 31, 2014 was as follows:

		Control
	Electronics	Devices	PST	Total
Balance at January 1, 2014	$604	$-	$53,744	$54,348
Acquisition of aftermarket business	664	-	-	664
Goodwill impairment	-		(51,458)	(51,458)
Currency translation	(190)	-	(2,286)	(2,476)
Balance at December 31, 2014	$1,078	-	$-	$1,078

The Company’s cumulative goodwill impairment loss since inception was $300,083 at December 31, 2015 and 2014, respectively. In addition to PST’s 2014 goodwill impairment, the cumulative goodwill impairment loss includes the goodwill impairment recorded by the Company’s Control Devices segment in 2008 and 2004.

PST Goodwill Impairment Assessments

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

Other Intangible Assets

Other intangible assets, net at December 31, 2015 and 2014 consisted of the following:

	Acquisition	Accumulated
As of December 31, 2015	cost	amortization	Net
Customer lists	$23,003	$(6,101)	$16,902
Tradenames	15,129	(3,043)	12,086
Technology	9,066	(2,336)	6,730
Other	34	(34)	-
Total	$47,232	$(11,514)	$35,718

	Acquisition	Accumulated
As of December 31, 2014	cost	amortization	Net
Customer lists	$33,686	$(6,687)	$26,999
Tradenames	22,224	(3,338)	18,886
Technology	13,327	(2,575)	10,752
Other	50	(50)	-
Total	$69,287	$(12,650)	$56,637

Other intangible assets, net at December 31, 2015 include customer lists, tradenames and technology of $16,602, $12,067 and $6,730, respectively, related to the PST segment with the remaining amounts related to the Electronics segment.

The Company recognized $3,445, $4,784 and $5,187 of amortization expense in 2015, 2014 and 2013, respectively. Amortization expense is included as a component of selling, general and administrative on the consolidated statements of operations. Annual amortization expense for intangible assets is estimated to be approximately $3,000 for the years 2016 through 2021. The weighted-average remaining amortization period is approximately 13 years.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

As of December 31	2015	2014
Compensation related liabilities	$17,878	$17,431
Product warranty and recall obligations	4,446	6,397
Other (A)	16,596	18,238
Total accrued expenses and other current liabilities	$38,920	$42,066

(A) “Other” is comprised of miscellaneous accruals, none of which individually contributed a significant portion of the total.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

Deferred tax assets are recognized to the extent that these assets are more-likely-than-not to be realized (See Note 5). In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and results of recent operations. Reversal of some or all of a valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the reversal is recorded.

The Company's policy is to provide for uncertain tax positions and the related interest and penalties based upon management's assessment of whether a tax benefit is more-likely-than-not to be sustained upon examination by tax authorities. At December 31, 2015, the Company believes it has appropriately accounted for any unrecognized tax benefits (see Note 5). To the extent the Company prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the Company's effective tax rate in a given financial statement period may be affected.

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

Foreign currency transactions are remeasured into the functional currency using translation rates in effect at the time of the transaction with the resulting adjustments included on the consolidated statements of operations within other expense, net. These foreign currency transaction losses, including the impact of hedging activities, were $1,693, $1,212 and $2,109 for the years ended December 31, 2015, 2014 and 2013, respectively.

Revenue Recognition and Sales Commitments

The Company recognizes revenues from the sale of products, net of actual and estimated returns, at the point of passage of title, which is either at the time of shipment or upon customer receipt based upon the terms of the sale. The Company recognizes monitoring service revenues as the services are provided to customers. The Company collects certain taxes and fees on behalf of government agencies and remits such collections on a periodic basis. The taxes are collected from customers but are not included in net sales. Estimated returns are based on historical authorized returns. The Company often enters into agreements with its customers at the beginning of a given vehicle’s expected production life. Once such agreements are entered into, it is the Company’s obligation to fulfill the customers’ purchasing requirements for the entire production life of the vehicle. These agreements are subject to potential renegotiation from time to time, which may affect product pricing.

Shipping and Handling Costs

Shipping and handling costs are included in cost of goods sold on the consolidated statements of operations.

Product Warranty and Recall Reserves

Amounts accrued for product warranty and recall claims are established based on the Company's best estimate of the amounts necessary to settle existing and future claims on products sold as of the balance sheet dates. These accruals are based on several factors including past experience, production changes, industry developments and various other considerations including insurance coverage. The Company can provide no assurances that it will not experience material claims or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued or beyond what the Company may recover from its suppliers. The current portion of the product warranty and recall reserve is included as a component of accrued expenses and other current liabilities on the consolidated balance sheets. Product warranty and recall includes $1,973 and $1,204 of a long-term liability at December 31, 2015 and 2014, respectively, which is included as a component of other long-term liabilities on the consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

The following provides a reconciliation of changes in the product warranty and recall reserve:

Years ended December 31	2015	2014
Product warranty and recall at beginning of period	$7,601	$6,414
Accruals for products shipped during period	4,609	4,484
Aggregate changes in pre-existing liabilities due to claim developments	(156)	692
Settlements made during the period	(5,635)	(3,989)
Product warranty and recall at end of period	$6,419	$7,601

Design and Development Costs

Expenses associated with the development of new products, and changes to existing products are charged to expense as incurred, and are included in the Company’s consolidated statements of operations as a separate component of costs and expenses. These product development costs amounted to $38,792, $41,609 and $40,372 for the years ended December 31, 2015, 2014 and 2013, respectively, or 6.0%, 6.3% and 6.1% of net sales for these respective periods.

Research and Development Activities

The Company’s Electronics segment enters into research and development contracts with certain customers, which generally provide for reimbursement of costs. The Company incurred and was reimbursed for contracted research and development costs of $9,659, $12,319 and $16,982 for the years ended December 31, 2015, 2014 and 2013, respectively.

Share-Based Compensation

At December 31, 2015, the Company had two types of share-based compensation plans: (1) Long-Term Incentive Plan, as amended, for employees and (2) the Amended Directors’ Restricted Shares Plan, for non-employee directors. The Long-Term Incentive Plan is made up of the Long-Term Incentive Plan that was approved by the Company's shareholders on September 30, 1997, which expired on June 30, 2007, and the Amended and Restated Long-Term Incentive Plan, as amended, that was approved by shareholders on May 17, 2010, and expires on April 24, 2016.

Total compensation expense recognized as a component of selling, general and administrative expense on the consolidated statements of operations for share-based compensation arrangements was $7,224, including $2,225 from the accelerated vesting in connection with the retirement of the Company’s former President and Chief Executive Officer, $5,406 and $4,974 for the years ended December 31, 2015, 2014 and 2013, respectively. Of these amounts, $828, $243 and $155 for the years ended December 31, 2015, 2014 and 2013, respectively, were related to the Long-Term Cash Incentive Plan “Phantom Shares” discussed in Note 8. There was no share-based compensation expense capitalized in inventory during 2015, 2014 or 2013.

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

Common Shares Held in Treasury

The Company accounts for Common Shares held in treasury under the cost method (applied on a FIFO basis) and includes such shares as a reduction of total shareholders’ equity.

Earnings (Loss) Per Share

Basic earnings (loss) per share was computed by dividing net income by the weighted-average number of Common Shares outstanding for each respective period. Diluted earnings (loss) per share was calculated by dividing net income (loss) attributable to Stoneridge, Inc. by the weighted-average of all potentially dilutive Common Shares that were outstanding during the periods presented.  However, for all periods in which the Company recognized a net loss from continuing operations, the Company did not recognize the effect of the potential dilutive securities as their inclusion would have been anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

Actual weighted-average Common Shares outstanding used in calculating basic and diluted net income (loss) per share were as follows:

Years ended December 31	2015	2014	2013
Basic weighted-average shares outstanding	27,337,954	26,923,809	26,670,501
Effect of dilutive securities	621,208	-	522,984
Diluted weighted-average shares outstanding	27,959,162	26,923,809	27,193,485

There were no outstanding options at December 31, 2015 and 2014. Options to purchase 20,000 Common Shares at a price of $15.73 per share were outstanding at December 31, 2013 but were not included in the computation of diluted earnings per share because their respective exercise prices were greater than the average closing market price of Company Common Shares and the effect would be anti-dilutive.

There were 134,250, 466,650 and 663,750 performance-based restricted Common Shares outstanding at December 31, 2015, 2014 and 2013, respectively. There were also 573,885 and 374,400 performance-based right to receive Common Shares outstanding at December 31, 2015 and 2014. These performance-based restricted and right to receive Common Shares are included in the computation of diluted earnings per share based on the number of Common Shares that would be issuable if the end of the year were the end of the contingency period. Restricted and right to receive Common Shares were not included in the computation of diluted earnings per share for the year ended December 31, 2014 as the Company had a net loss from continuing operations that year, and as such they would be anti-dilutive.

Deferred Finance Costs

Deferred finance costs are amortized over the life of the related financial instrument using the straight-line method, which approximates the effective interest method. The 2.5% discount to the initial purchasers of the Company’s senior notes was accreted using the effective interest rate of 10.0% through October 18, 2014, the date the senior notes were redeemed. During 2014, the Company redeemed the senior notes resulting in the acceleration of the remaining deferred financing costs of $597 which were included in loss on early extinguishment of debt in the statement of operations in 2014. Deferred finance cost amortization and debt discount accretion for the years ended December 31, 2015, 2014 and 2013 was $388, $850 and $908, respectively, and is included as a component of interest expense, net in the consolidated statements of operations. As of December 31, 2015 and 2014, deferred financing costs, net, all of which are associated with the revolving credit facility, were $1,428 and $1,767, respectively, and were included in the consolidated balance sheets as a component of investments and other long-term assets, net.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

Changes in Accumulated Other Comprehensive Loss by Component

Changes in accumulated other comprehensive loss for the years ended December 31, 2015 and 2014 were as follows:

	Foreign	Unrealized	Benefit
	currency	gain (loss)	plan
	translation	on derivatives	liability	Total
Balance at January 1, 2015	$(45,603)	$1	$129	$(45,473)
Other comprehensive loss before reclassifications	(24,693)	(671)	(45)	(25,409)
Amounts reclassified from accumulated other comprehensive loss	-	1,060	-	1,060
Net other comprehensive income (loss), net of tax	(24,693)	389	(45)	(24,349)
Balance at December 31, 2015	$(70,296)	$390	$84	$(69,822)

Balance at January 1, 2014	$(30,335)	$(111)	$(12)	$(30,458)
Other comprehensive loss before reclassifications	(18,002)	(454)	-	(18,456)
Amounts reclassified from accumulated other comprehensive loss	2,734	566	141	3,441
Net other comprehensive income (loss), net of tax	(15,268)	112	141	(15,015)
Balance at December 31, 2014	$(45,603)	$1	$129	$(45,473)

Recently Issued Accounting Standards Not Yet Adopted as of December 31, 2015

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016 – 02, “Leases (Topic 842)”, which will require that a lessee recognize assets and liabilities on the balance sheet for all leases with a lease term of more than twelve months, with the result being the recognition of a right of use asset and a lease liability.  The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The Company expects to adopt this standard as of January 1, 2019.  The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements, which will require right of use assets and lease liabilities be recorded in the consolidated balance sheet for operating leases.

In November 2015, the FASB issued ASU 2015 – 17, “Income Taxes (Topic 740),” which simplifies the presentation of deferred income taxes.  Currently entities are required to separate deferred income tax liabilities and assets into current and noncurrent amounts in the balance sheet.  ASU 2015-17 requires that all deferred income taxes be classified as noncurrent in the balance sheet. The amendment is effective for fiscal years beginning after December 15, 2016 including interim periods within those fiscal years and may be applied either prospectively or retrospectively with early adoption permitted.  The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

In September 2015, the FASB issued ASU 2015 – 16, “Business Combinations,” which simplifies the accounting for measurement-period adjustments related to business combinations. ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in the ASU require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendment is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years and is to be applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU with earlier application permitted for financial statements that have not been issued. The Company will adopt this standard as of January 1, 2016, which is not expected to have a material impact on the Company’s consolidated financial statements or disclosures.

In July 2015, the FASB issued ASU 2015-11 “Simplifying the Measurement of Inventory” which requires that inventory be measured at the lower of cost or net realizable value.  Prior to the issuance of the new guidance, inventory was measured at the lower of cost or market. Replacing the concept of market with the single measurement of net realizable value is intended to reduce cost and complexity. The new accounting standard is effective for fiscal years beginning after December 15, 2016.  The Company expects to adopt this standard as of January 1, 2017, which is not expected to have a material impact on the Company’s consolidated financial statements or disclosures.

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

Recently Adopted Accounting Standards

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which amends the current presentation of certain debt issuance costs in the balance sheet. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, instead of as an asset.  The recognition and measurement of debt issuance costs are not affected by the amendments in this ASU. The guidance in ASU 2015-03 did not address the presentation or subsequent measurement of debt issuance costs related to line of credit arrangements. Given the absence of authoritative guidance, in June 2015 the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” which states that the SEC will not object to an entity deferring and presenting debt issuance costs related to revolving credit arrangements as an asset and subsequently amortizing them. These amendments are to be applied retrospectively and are effective for public companies for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. As permitted by the ASU, the Company adopted these standards in the third quarter of 2015, which had no impact on the Company’s consolidated financial statements. The Company has elected to continue to present deferred financing costs related to its revolving credit facility, which had balances of $1,428 and $1,767 at December 31, 2015 and 2014, respectively, within long-term assets in the Company’s consolidated balance sheets.

3. Investments

Minda Stoneridge Instruments Ltd.

The Company has a 49% interest in Minda, a company based in India that manufactures electronics, instrumentation equipment and sensors for the motorcycle and commercial vehicle markets. The investment is accounted for under the equity method of accounting. The Company’s investment in Minda, recorded as a component of investments and other long-term assets, net on the consolidated balance sheets, was $6,929 and $6,653 as of December 31, 2015 and 2014, respectively. Equity in earnings of Minda included in the consolidated statements of operations was $608, $815 and $476 for the years ended December 31, 2015, 2014 and 2013, respectively.

PST Eletrônica Ltda.

The Company has a 74% controlling interest in PST for the years ended December 31, 2015, 2014 and 2013. Noncontrolling interest in PST decreased by $9,240 to $13,310 at December 31, 2015 due to a proportionate share of its net loss of $2,207 for the year ended December 31, 2015 and an unfavorable change in foreign currency translation of $7,033. Noncontrolling interest in PST decreased by $16,990 to $22,550 at December 31, 2014 due to a proportionate share of its net loss of $13,483 including goodwill impairment for the year ended December 31, 2014 and an unfavorable change in foreign currency translation of $3,507. Noncontrolling interest in PST decreased by $4,541 for the year ended December 31, 2013 due to an unfavorable change in foreign currency translation of $5,706 and a dividend of $212 partially offset by a proportionate share of its net income of $1,377.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

Comprehensive loss related to PST noncontrolling interest was $9,240, $16,990 and $4,329 for the years ended December 31, 2015, 2014 and 2013, respectively.

PST has dividends payable declared in previous years to noncontrolling interest of $10,842 Brazilian real ($2,777) and $10,842 Brazilian real ($4,082) at December 31, 2015 and 2014, respectively.

4. Debt

			Interest rates at
	December 31,	December 31,	December 31,
	2015	2014	2015	Maturity
Revolving Credit Facility
Credit facility	$100,000	$100,000	1.86%	September 2019

Debt
PST short-term obligations	11,556	11,249	5.5% - 19.31%	2016
PST long-term notes	6,428	16,770	6.17% - 8.0%	2016 - 2021
Suzhou note	-	1,450	N/A	April 2015
Other	379	837
Total debt	18,363	30,306
Less: current portion	(13,905)	(19,655)
Total long-term debt, net	$4,458	$10,651

Revolving Credit Facility

On November 2, 2007, the Company entered into an asset-based credit facility which permitted borrowing up to a maximum level of $100,000. The Company entered into an Amended and Restated Credit and Security Agreement and a Second Amended and Restated Credit and Security Agreement on September 20, 2010 and December 1, 2011, respectively.

On September 12, 2014, the Company entered into a Third Amended and Restated Credit Agreement (the “Amended Agreement” or “Credit Facility”). The Amended Agreement provides for a $300,000 revolving credit facility, which replaced the Company’s existing $100,000 asset-based credit facility and includes a letter of credit subfacility, swing line subfacility and multicurrency subfacility. The Amended Agreement also has an accordion feature which allows the Company to increase the availability by up to $80,000 upon the satisfaction of certain conditions. The Amended Agreement extended the termination date to September 12, 2019 from December 1, 2016. In 2014, the Company capitalized $1,666 of deferred financing costs and recognized a $100 loss on extinguishment of previously recorded deferred financing costs associated with the Amended Agreement. On March 26, 2015, the Company entered into Amendment No. 1 (the “Amendment”) to the Amended Agreement which amended the definition of Consolidated EBITDA to allow for the add back of cash premiums and other non-cash charges related to the amendment and restatement of the Amended Agreement and the early extinguishment of the Company’s 9.5% Senior Notes totaling $10,507 both of which occurred in second half of 2014. Consolidated EBITDA is used in computing the Company’s leverage ratio and interest coverage ratio which are covenants within the Amended Agreement. On February 23, 2016, the Company entered into Amendment No. 2 to the Amended Agreement which amended and waived any default or potential defaults with respect to the pledging as collateral additional shares issued by a wholly owned subsidiary and newly issued shares associated with the formation of a new subsidiary.

Borrowings under the Amended Agreement bear interest at either the Base Rate, as defined, or the LIBOR Rate, at the Company’s option, plus the applicable margin as set forth in the Amended Agreement. The Company is also subject to a commitment fee ranging from 0.20% to 0.35% based on the Company’s leverage ratio. The agreement governing our Credit Facility requires the Company to maintain a maximum leverage ratio of 3.00 to 1.00, and a minimum interest coverage ratio of 3.50 to 1.00 and places a maximum annual limit on capital expenditures. The Amended Agreement also contains other affirmative and negative covenants and events of default that are customary for credit arrangements of this type including covenants which place restrictions and/or limitations on the Company’s ability to borrow money, make capital expenditures and pay dividends. Borrowings outstanding on the Credit Facility at both December 31, 2015 and 2014 were $100,000.

The Company was in compliance with all Credit Facility covenants at December 31, 2015 and 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

Debt

On October 4, 2010, the Company issued $175,000 of senior notes which bore interest at an annual rate of 9.5% and had a maturity of October 15, 2017. On September 2, 2014, the Company redeemed $17,500 or 10.0%, of its senior notes at a price of 103.0% of the principal amount. As a result of the redemption, the Company recognized a loss on extinguishment of debt of $820 in the third quarter of 2014, which included a premium of $525 and the acceleration of both the associated deferred financing costs and original issue discount totaling $295.

On October 15, 2014, the Company redeemed the remaining $157,500 of its senior notes at a price of 104.75% of the principal amount discharging the corresponding senior notes indenture. As a result of the redemption, the Company recognized a loss on extinguishment of debt of $9,687 in the fourth quarter of 2014, which included a premium of $7,481 and the acceleration of the remaining deferred financing costs of $535, original issue discount of $2,019 and de-designation date unrecognized gain on the interest rate swap of $348. The senior notes were redeemed using funds from borrowing $100,000 under the Credit Facility, proceeds from the sale of the Wiring business and existing cash.

PST maintains several short-term obligations and long-term notes used for working capital purposes which have fixed interest rates. The weighted-average interest rates of short-term and long-term debt of PST at December 31, 2015 were 16.1% and 7.3%, respectively.  Depending on the specific note, interest is payable either monthly or annually. Principal payments on PST debt at December 31, 2015 are as follows: $13,526 in 2016, $1,873 in 2017, $986 in 2018, $965 in 2019, $331 in 2020 and $303 in 2021.

On February 25, 2014, the Company's wholly-owned subsidiary located in Suzhou, China entered into a term loan for 9,000 Chinese yuan which matured in August 2014. On October 17, 2014, the subsidiary entered into a new term loan for 9,000 Chinese yuan (the "Suzhou note") which matured in April 2015. The U.S. dollar equivalent outstanding loan balance was $1,450 at December 31, 2014 which was included on the consolidated balance sheet as a component of current portion of long-term debt. Interest was payable quarterly at 120.0% of the one-year lending rate published by The People's Bank of China.

The Company's wholly-owned subsidiary located in Stockholm, Sweden, has an overdraft credit line which allows overdrafts on the subsidiary's bank account up to a maximum level of 20,000 Swedish krona, or $2,369 and $2,562, at December 31, 2015 and 2014, respectively. At December 31, 2015 and 2014, there was no balance outstanding on this bank account.

The Company was in compliance with all debt covenants at December 31, 2015 and 2014.

At December 31, 2015, the future maturities of debt were as follows:

Year ended December 31
2016	$13,905
2017	1,873
2018	986
2019	100,965
2020	331
Thereafter	303
Total	$118,363

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

5. Income Taxes

The income tax expense (benefit) included in the accompanying consolidated statement of operations represents federal, state and foreign income taxes. The components of income (loss) before income taxes and the expense (benefit) for income taxes consist of the following:

Years ended December 31	2015	2014	2013
Income (loss) before income taxes:
Domestic	$22,959	$1,635	$5,771
Foreign	(2,729)	(54,695)	17,555
Total income (loss) before income taxes	$20,230	$(53,060)	$23,326

Provision for income taxes:
Current:
Federal	$386	$-	$-
State and foreign	1,232	1,382	5,878
Total current expense	1,618	1,382	5,878

Deferred:
Federal	-	-	-
State and foreign	(2,165)	(3,238)	(3,081)
Total deferred benefit	(2,165)	(3,238)	(3,081)
Total income tax expense (benefit)	$(547)	$(1,856)	$2,797

A reconciliation of the Company’s effective income tax rate to the statutory federal tax rate is as follows:

Years ended December 31	2015	2014	2013
Statutory U.S. federal income tax rate	35.0%	(35.0)%	35.0%
State income taxes, net of federal tax benefit	0.2	-	2.4
Tax credits	(2.8)	(1.3)	(3.5)
Foreign tax rate differential	(3.3)	0.2	(9.5)
Reduction (increase) of income tax accruals	(0.5)	0.2	(1.1)
Tax on foreign dividends, net of foreign tax credits	-	(0.1)	(8.1)
Reduction of deferred taxes	5.5	-	0.6
Valuation allowances	(36.0)	(2.1)	(6.2)
Loss of domestic flow-through entity not attributable to Stoneridge, Inc.	-	33.9	-
Non-deductible compensation	(1.5)	1.0	3.0
Other	0.7	(0.3)	(0.6)
Effective income tax rate	(2.7)%	(3.5)%	12.0%

The Company recognized income tax expense (benefit) of $(547) or (2.7)%, $(1,856) or (3.5)% and $2,797 or 12.0% of income (loss) before income taxes for federal, state and foreign income taxes for the years ended December 31, 2015, 2014 and 2013, respectively. The decrease in tax benefit for the year ended December 31, 2015 compared to the same period for 2014 was predominantly due to the impact of recording a valuation allowance against the PST deferred tax assets. The increase in the effective tax rate to (2.7)% in 2015 from (3.5)% in 2014 was primarily due to providing a valuation allowance in 2015 with respect to the deferred tax assets of PST. The impact on the effective tax rate due to the PST valuation allowance was offset by the impact of the improvement in the performance of the U.S. operations, which do not attract tax due to the full valuation allowance, and the prior year impact of the nondeductible goodwill impairment in 2014 that did not impact the effective tax rate for 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

The Company has not recorded deferred income taxes on the undistributed earnings of its foreign subsidiaries because of management’s intent and ability to indefinitely reinvest such earnings. At December 31, 2015 the aggregate undistributed earnings of our foreign subsidiaries amounted to $37,648. The Company may be subject to U.S. income taxes and foreign withholding taxes if these earnings were distributed. It is not practicable to estimate the amount of taxes, if any, that may be payable on these earnings as that estimate depends upon circumstances that would exist at the time a remittance occurs.

Significant components of the Company’s deferred tax assets and liabilities were as follows:

As of December 31	2015	2014
Deferred tax assets:
Inventories	$2,108	$2,009
Employee compensation and benefits	3,902	3,675
Insurance	281	387
Depreciation and amortization	1,297	1,013
Net operating loss carryforwards	39,846	48,166
General business credit carryforwards	12,990	12,697
Other reserves	5,643	7,493
Gross deferred tax assets	66,067	75,440
Less: Valuation allowance	(59,391)	(67,907)
Deferred tax assets less valuation allowance	6,676	7,533

Deferred tax liabilities:
Depreciation and amortization	(13,282)	(20,910)
Basis difference - equity investee	(31,016)	(31,016)
Other	(1,074)	(976)
Gross deferred tax liabilities	(45,372)	(52,902)

Net deferred tax liability	$(38,696)	$(45,369)

Based on a review of objective positive and negative evidence at December 31, 2015 and 2014, the Company continued to conclude that it is more-likely-than-not that the U.S. federal, and certain state and foreign, deferred tax assets will not be realized before they expire, and as such, a valuation allowance continued to be recorded. During the fourth quarter of 2015, the Company concluded that it was more-likely-than-not that the deferred tax assets of PST will not be realized. As a result the Company provided a full valuation allowance, net of certain future reversing taxable temporary differences, with respect to PST’s deferred tax assets. The total valuation allowance represents the amount of tax benefit related to U.S. federal, state and foreign net operating losses, credits and other deferred tax assets that are not recognized at December 31, 2015 and 2014.

The Company has net operating loss carry forwards of $89,800, $28,031 and $29,721 for U.S. federal, state and foreign tax jurisdictions, respectively. The U.S. federal net operating losses, if unused, begin to expire in 2026, the state net operating losses expire at various times and the foreign net operating losses expire at various times or have indefinite expiration dates. The Company has general business and foreign tax credit carry forwards of $14,003, $1,602 and $1,404 for U.S. federal, state and foreign jurisdictions respectively. The U.S. federal general business credits, if unused, begin to expire in 2021, and the state and foreign tax credits expire at various times.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

The following is a reconciliation of the Company’s total gross unrecognized tax benefits:

	2015	2014	2013
Balance as of January 1	$3,888	$3,624	$3,416

Tax positions related to the current year:
Additions	201	217	217
Tax positions related to the prior years:
Additions	523	168	216
Reductions	-	-	(71)
Expirations of statutes of limitation	(308)	(121)	(154)

Balance as of December 31	$4,304	$3,888	$3,624

At December 31, 2015 the Company has classified $290 as a noncurrent liability and $3,993 as a reduction to non-current deferred income tax assets. The amount of unrecognized tax benefits is not expected to change significantly during the next 12 months. Management is currently unaware of issues under review that could result in a significant change or a material deviation in this estimate.

If the Company’s tax positions are sustained by the taxing authorities in favor of the Company, the amount that would affect the Company’s effective tax rate is approximately $4,280 and $3,851 at December 31, 2015 and 2014, respectively.

The Company has elected to classify interest expense and, if applicable, penalties which could be assessed related to unrecognized tax benefits as a component of income tax expense (benefit). For the years ended December 31, 2015, 2014 and 2013, the Company recognized approximately $(90), $(411) and $(82) of gross interest and penalties, respectively, within income tax expense (benefit). The Company has accrued approximately $123 and $213 for the payment of interest and penalties at December 31, 2015 and 2014, respectively.

The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. The following table summarizes the open tax years for each important jurisdiction:

Jurisdiction	Open Tax Years
U.S. Federal	2012-2015
Brazil	2010-2015
China	2012-2015
France	2011-2015
Mexico	2011-2015
Spain	2011-2015
Sweden	2010-2015
United Kingdom	2011-2015

6. Operating Lease Commitments

The Company leases equipment, vehicles and buildings from third parties under operating lease agreements. For the years ended December 31, 2015, 2014 and 2013, lease expense totaled $5,532, $5,836 and $5,842, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

Future minimum operating lease commitments as of December 31, 2015 were as follows:

Year ended December 31
2016	$4,436
2017	3,834
2018	3,178
2019	2,725
2020	2,097
Thereafter	4,881
Total	$21,151

7. Share-Based Compensation Plans

In April 2006, the Company’s shareholders approved the Amended and Restated Long-Term Incentive Plan (the "2006 Plan") and reserved 1,500,000 Common Shares of which the maximum number of Common Shares which may be issued subject to incentive stock options is 500,000. In May 2010, shareholders approved an amendment to the 2006 Plan to increase the number of shares by 1,500,000 to 3,000,000, and in May 2013, shareholders approved an amendment to this plan to increase the number of shares by 1,500,000 to 4,500,000. Under the 2006 Plan, as of December 31, 2015, the Company has granted 4,567,995 restricted Common Shares and right to receive Common Shares, of which 2,683,860 were time-based with cliff vesting using the straight-line method and 1,884,135 were performance-based. Based on forfeitures of restricted Common Shares and right to receive Common Shares of 1,299,440, which return to the pool of shares available for grant, there are 1,231,445 shares available to be granted at December 31, 2015. Restricted Common Shares awarded under the Incentive Plan entitle the shareholder to all the rights of Common Share ownership except that the shares may not be sold, transferred, pledged, exchanged, or otherwise disposed of during the vesting period.

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

In 2015, pursuant to the 2006 Plan, the Company granted time-based share units and performance shares. The time-based share units cliff vest three years after the date of grant. The performance shares vest and are no longer subject to forfeiture upon the recipient remaining an employee of the Company for three years from the date of grant and, for 36.0% of the annual awards, upon the Company attaining certain targets of performance measured against a peer group’s performance in terms of total shareholder return and, for the remaining 64.0% of the annual awards, upon achieving certain annual net income per share targets established by the Company during the performance period of the award.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

In April 2005, the Company adopted the Directors’ Restricted Shares Plan (the “Director Share Plan”) and reserved 500,000 Common Shares for issuance under the Director Share Plan. In May 2013, shareholders approved an amendment to the Director Share Plan to increase the number of shares for issuance by 200,000 to 700,000. Under the Director Share Plan, the Company has cumulatively issued 530,195 restricted Common Shares. As such, there are 169,805 restricted Common Shares available to be issued at December 31, 2015. Shares issued annually under the Director Share Plan vest one year after the date of grant.

Options

There were no options granted during the years ended December 31, 2015, 2014 and 2013. There were no options outstanding at December 31, 2015 or 2014 while options to purchase 20,000 Common Shares at a price of $15.73 were outstanding at December 31, 2013 which expired in 2014. There were no options exercised during the years ended December 31, 2015, 2014 and 2013.

Restricted Shares

The fair value of the non-vested time-based restricted Common Share awards was calculated using the market value of the Common Shares on the date of issuance. The weighted-average grant-date fair value of time-based restricted Common Shares granted during the years ended December 31, 2015, 2014 and 2013 was $11.41, $11.54 and $6.13, respectively.

The fair value of the non-vested performance-based restricted Common Share awards with a performance condition requiring the Company to obtain certain earnings per share targets was estimated using the market value of the shares on the date of grant. The fair value of non-vested performance-based restricted Common Share awards with a market condition requiring the Company to obtain a total shareholder return target relative to a group of peer companies was estimated using a Monte Carlo valuation model taking into consideration the probability of achievement using multiple simulations. The awards that use earnings per share as the performance target are expensed beginning when it is probable that the Company will meet the underlying performance condition.

A summary of the status of the Company’s non-vested restricted Common Shares and right to receive Common Shares as of December 31, 2015 and the changes during the year then ended, are presented below:

	Time-based awards		Performance-based awards
		Weighted-		Weighted-
	Common	average grant-	Common	average grant-
	Shares	date fair value	Shares	date fair value
Non-vested as of December 31, 2014	1,087,020	$8.69	841,050	$10.33
Granted	278,451	$11.41	335,835	$11.21
Vested	(615,322)	$8.96	(126,642)	$10.74
Forfeited	(18,908)	$10.78	(337,758)	$10.26
Non-vested as of December 31, 2015	731,241	$9.45	712,485	$10.70

As of December 31, 2015, total unrecognized compensation cost related to non-vested time-based restricted Common Share and right to receive Common Share awards granted was $2,557. That cost is expected to be recognized over a weighted-average period of 1.16 years. For the years ended December 31, 2015, 2014 and 2013, the total fair value of restricted Common Share and right to receive Common Share awards vested was $9,101, $3,509 and $2,177, respectively.

As of December 31, 2015, total unrecognized compensation cost related to non-vested performance-based restricted Common Share and right to receive Common Share awards granted was $2,018 for shares probable to vest. That cost is expected to be recognized over a weighted-average period of 1.50 years dependent upon the achievement of performance conditions. As noted above, the Company has issued and outstanding performance-based restricted Common Share awards that use different performance targets (total shareholder return and earnings per share).

There was no actual tax benefit realized for the tax deductions from the vesting of restricted Common Shares and option exercises of the share-based payment arrangements for the years ended December 31, 2015, 2014 and 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

8. Employee Benefit Plans

The Company has certain defined contribution profit sharing and 401(k) plans covering substantially all of its employees in the United States and United Kingdom. The Company provides matching contributions to the Company’s 401(k) plan. Company contributions are generally discretionary. For the years ended December 31, 2015, 2014 and 2013, expenses related to these plans amounted to $1,487, $1,280 and $1,173, respectively.

Long-Term Cash Incentive Plan

In March 2009, the Company adopted the Stoneridge, Inc. Long-Term Cash Incentive Plan (the “LTCIP”) and granted awards to certain officers and key employees. Awards under the LTCIP provided recipients with the right to receive cash three years from the date of grant depending on the Company’s actual earnings per share performance for the defined performance period. If the participant voluntarily terminated employment or was discharged for cause, as defined in the LTCIP, the award would be forfeited. In May 2009, the LTCIP was approved by the Company’s shareholders.

The Company granted Phantom Share awards in 2013 that vest in February 2016 depending on the Company’s actual earnings per share performance for each fiscal year of 2013, 2014 and 2015 within the performance period. As of December 31, 2015, the Company has recorded a liability of $808 for the awards granted under the LTCIP which was included on the consolidated balance sheet as a component of accrued expenses and other current liabilities. As of December 31, 2014, the Company recorded a liability of $245 for the awards granted under the LTCIP which was included on the consolidated balance sheet as a component of other long-term liabilities. There were no awards granted under the LTCIP during the years ended December 31, 2015 or 2014.

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

Derivative Instruments and Hedging Activities

On December 31, 2015, the Company had open foreign currency forward contracts which are used solely for hedging and not for speculative purposes. Management believes that its use of these instruments to reduce risk is in the Company’s best interest. The counterparties to these financial instruments are financial institutions with investment grade credit ratings.

Foreign Currency Exchange Rate Risk

The Company conducts business internationally and therefore is exposed to foreign currency exchange rate risk. The Company uses derivative financial instruments as cash flow and fair value hedges to manage its exposure to fluctuations in foreign currency exchange rates by reducing the effect of such fluctuations on foreign currency denominated intercompany transactions, inventory purchases and other foreign currency exposures. The currencies hedged by the Company during 2015, 2014 and 2013 include the euro and Mexican peso. In addition, the Company hedged the U.S. dollar against the Swedish krona and euro on behalf of its European subsidiaries in 2015 and 2014.

These forward contracts were executed to hedge forecasted transactions and were accounted for as cash flow hedges. As such, the effective portion of the unrealized gain or loss was deferred and reported in the Company’s consolidated balance sheets as a component of accumulated other comprehensive loss. The cash flow hedges were highly effective. The effectiveness of the transactions has been and will be measured on an ongoing basis using regression analysis and forecasted future purchases of the currency.

In certain instances, the foreign currency forward contracts do not qualify for hedge accounting or are not designated as hedges, and therefore are marked to market with gains and losses recognized in the Company’s consolidated statements of operations as a component of other expense, net.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

The Company’s foreign currency forward contracts are designed to offset some of the gains and losses realized on the underlying foreign currency denominated transactions as follows:

Euro-denominated Foreign Currency Forward Contracts

At December 31, 2015 and 2014, the Company held a foreign currency forward contract with an underlying notional amount of $1,647 and $3,523, respectively, to reduce the exposure related to the Company’s euro-denominated intercompany loans. This contract expires in March 2016. The euro-denominated foreign currency forward contract was not designated as a hedging instrument. For the year ended December 31, 2015, the Company recognized a gain of $336 in the consolidated statements of operations as a component of other expense, net related to the euro-denominated contract. The Company recognized a gain of $1,205 and a loss of $638 related to foreign currency forward contracts for the years ended December 31, 2014 and 2013, respectively.

U.S. dollar-denominated Foreign Currency Forward Contracts – Cash Flow Hedge

The Company entered into on behalf of one of its European Electronics subsidiaries whose functional currency is the Swedish krona, U.S. dollar-denominated currency contracts with a notional amount at December 31, 2015 of $10,007 which expire ratably on a monthly basis from January 2016 through December 2016, compared to $11,718 at December 31, 2014.

The Company entered into on behalf of one of its European Electronics subsidiaries whose functional currency is the euro, U.S. dollar-denominated currency contracts with a notional amount at December 31, 2015 of $2,421 which expire ratably on a monthly basis from January 2016 through December 2016, compared to $4,266 at December 31, 2014.

The Company evaluated the effectiveness of the U.S. dollar-denominated foreign currency forward contracts held as of December 31, 2015 and 2014 and concluded that the hedges were effective.

Mexican peso-denominated Foreign Currency Forward Contracts – Cash Flow Hedge

The Company holds Mexican peso-denominated foreign currency contracts with notional amounts at December 31, 2015 of $9,780 which expire ratably on a monthly basis from January 2016 through December 2016, compared to $10,282 at December 31, 2014.

The Company evaluated the effectiveness of the Mexican peso-denominated foreign currency forward contracts held as of June 30, 2014. As a result of the sale of the Wiring business, the Company forecasted that it would purchase Mexican pesos to fulfill only two of the five hedge contracts for the period October 2014 through December 2014. As the purchase of Mexican pesos related to three of the five hedge contracts was not probable, these three contracts attributed to the Wiring business were de-designated as of June 30, 2014, and the associated unrecognized $320 gain at that date was reclassified from accumulated other comprehensive loss and recorded in discontinued operations in the Company’s consolidated statements of operations in the quarter and year of de-designation. On August 4, 2014, the three de-designated hedges were terminated and settled resulting in a nominal gain.

The Company evaluated the effectiveness of the Mexican peso-denominated foreign currency forward contracts held as of December 31, 2015 and 2014 and concluded that the hedges were effective.

Commodity Price Risk - Cash Flow Hedge

To mitigate the risk of future price volatility and, consequently, fluctuations in gross margins, the Company entered into fixed price commodity contracts with a financial institution to fix the cost of a portion of the Company’s copper purchases. Copper is a raw material used in a number of the Company’s products.

The Company did not have any fixed price commodity contracts at December 31, 2015 compared to an aggregate notional amount of 317 pounds at December 31, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

The unrealized gain or loss for the effective portion of the hedges were deferred and reported in the Company’s consolidated balance sheets as a component of accumulated other comprehensive loss while the ineffective portion, if any, was reported in the consolidated statements of operations. The effectiveness of the transactions is measured on an ongoing basis using regression analysis and forecasted future copper purchases.

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

Interest Rate Risk - Fair Value Hedge

The Company had a fixed-to-floating interest rate swap agreement (the “Swap”) with a notional amount of $45,000 to hedge its exposure to fair value fluctuations on a portion of its senior notes. The Swap was designated as a fair value hedge of the fixed interest rate obligation under the Company’s $175,000 9.5% senior notes due October 15, 2017. The critical terms of the Swap were aligned with the terms of the senior notes, including maturity of October 15, 2017, resulting in no hedge ineffectiveness. The unrealized gain or loss for the effective portion of the hedge was deferred and reported in the Company’s consolidated balance sheets as an asset or liability, as applicable, with the offset to the carrying value of the senior notes.

Under the Swap, the Company paid a variable interest rate equal to the six-month London Interbank Offered Rate (“LIBOR”) plus 7.2% and it received a fixed interest rate of 9.5%. The Swap required semi-annual settlements on April 15 and October 15. The difference between amounts received and paid under the Swap was recognized as a component of interest expense, net in the consolidated statements of operations.

In connection with the Company’s notice of redemption issued on September 15, 2014 to redeem all remaining outstanding senior notes, the interest rate fair value hedge was de-designated on that date. On October 23, 2014, the Company terminated the interest rate swap resulting in a gain of $371 recorded in other expense, net in the consolidated statement of operations in the fourth quarter of 2014.

The Swap reduced interest expense by $641 and $810 for the years ended December 31, 2014 and 2013, respectively.

The notional amounts and fair values of derivative instruments in the consolidated balance sheets were as follows:

			Prepaid expenses
			and other current assets /		Accrued expenses and
	Notional amounts (A)		other long-term assets		other current liabilities
		December 31,		December 31,		December 31,
	2015	2014	2015	2014	2015	2014
Derivatives designated as hedging instruments
Cash Flow Hedges:
Forward currency contracts	$22,208	$26,266	$474	$479	$84	$478

Derivatives not designated as hedging instruments
Forward currency contracts	$1,647	$3,523	$-	$-	$9	$13
Fixed price commodity contracts	-	317	-	-	-	$69

(A)	Notional amounts represent the gross contract / notional amount of the derivatives outstanding. The fixed price commodity contract notional amounts are in pounds.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

Amounts recorded for the cash flow hedges in other comprehensive loss in shareholders’ equity and in net income (loss) for the years ended December 31 were as follows:

				Gain (loss) reclassified from
	Gain (loss) recorded in			other comprehensive loss
	other comprehensive loss			into net income (loss)
	2015	2014	2013	2015	2014	2013
Derivatives designated as cash flow hedges:
Forward currency contracts	$(671)	$(46)	$683	$(1,060)	$(310)	$2,746
Fixed price commodity contracts	-	(408)	(1,008)	-	(256)	(820)
Total derivatives designated as cash flow hedges	$(671)	$(454)	$(325)	$(1,060)	$(566)	$1,926

Gains and losses reclassified from comprehensive loss into net income (loss) were recognized in cost of goods sold in the Company’s consolidated statements of operations.

The net deferred gain of $390 on the cash flow hedge derivatives will be reclassified from other comprehensive loss to the consolidated statements of operations in 2016.  The Company has measured the ineffectiveness of the forward currency and commodity contracts and any amounts recognized in the consolidated financial statements were immaterial for the years ended December 31, 2015, 2014 and 2013.

Fair Value Measurements

The following table presents our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

				December 31,	December 31,
				2015	2014
		Fair value estimated using
	Fair value	Level 1 inputs (A)	Level 2 inputs (B)	Level 3 inputs (C)	Fair value
Financial assets carried at fair value:

Forward currency contracts	$474	$-	$474	$-	$479

Total financial assets carried at fair value	$474	$-	$474	$-	$479

Financial liabilities carried at fair value:
Forward currency contracts	$-	$-	$-	$-	$491
Fixed price commodity contracts	93	-	93	-	69

Total financial liabilities carried at fair value	$93	$-	$93	$-	$560

(A)	Fair values estimated using Level 1 inputs, which consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. The Company did not have any fair value estimates using Level 1 inputs at December 31, 2015 or 2014.

(B)	Fair values estimated using Level 2 inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly and include among other things, quoted prices for similar assets or liabilities in markets that are active or inactive as well as inputs other than quoted prices that are observable. For forward currency and fixed price commodity contracts, inputs include foreign currency exchange rates and commodity indexes.

(C)	Fair values estimated using Level 3 inputs consist of significant unobservable inputs. The Company did not have any recurring fair value estimates using Level 3 inputs at December 31, 2015 or 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

The Company recorded a non-recurring fair value adjustment of $51,458 related to the PST goodwill during the year ended December 31, 2014. The Company utilized Level 3 inputs to estimate the fair value adjustment for nonfinancial assets. For additional information, see the discussion of Goodwill and Other Intangible Assets in Note 2. No non-recurring fair value adjustments were required for nonfinancial assets for the year ended December 31, 2015.

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

As a result of environmental studies performed at the Company’s former facility located in Sarasota, Florida, the Company became aware of soil and groundwater contamination at this site. The Company engaged an environmental engineering consultant to assess the level of contamination and to develop a remediation and monitoring plan for the site. Soil remediation at the site was completed during the year ended December 31, 2010. As the remedial action plan has been approved by the Florida Department of Environmental Protection, ground water remediation began in the fourth quarter of 2015. During the years ended December 31, 2015, 2014 and 2013, environmental remediation costs incurred were immaterial. At December 31, 2015 and 2014, the Company had accrued an undiscounted liability of $532 and $876, respectively, related to future remediation. At December 31, 2015 and 2014, $469 and $813, respectively, were recorded as a component of accrued expenses and other current liabilities on the consolidated balance sheets while the remaining amounts were recorded as a component of other long-term liabilities. A majority of the costs associated with the recorded liability are being incurred during the groundwater remediation, with the balance relating to monitoring costs to be incurred over multiple years. The recorded liability is based on assumptions in the remedial action plan. Although the Company sold the Sarasota facility in December 2011, the liability to remediate the site contamination remains the responsibility of the Company. Due to the ongoing site remediation, the closing terms of the sale agreement included a requirement for the Company to maintain a $2,000 letter of credit for the benefit of the buyer.

The Company has a legal proceeding, Verde v. Stoneridge, Inc. et al., currently pending in the United States District Court for the Eastern District of Texas, Cause No. 6:14-cv-00225- KNM.  The plaintiff filed this putative class action against the Company and others on March 26, 2014.  Plaintiff alleges that the Company was involved in the vertical chain of manufacture, distribution, and sale of a control device (“CD”) that was incorporated into a Dodge Ram truck purchased by Plaintiff in 2006.  Plaintiff alleges that the Company breached express warranties and indemnification provisions by supplying a defective CD that was not capable of performing its intended function.  The putative class consists of all Texas residents who own manual transmission Chrysler vehicles model years 1994–2007 equipped with the subject CD.  Plaintiff seeks recovery of economic loss damages incurred by him and the putative class members associated with inspecting and replacing the allegedly defective CD, as well as attorneys’ fees and costs.  Plaintiff filed his motion for class certification seeking to certify a class of Texas residents who own or lease certain automobiles sold by Chrysler from 1998–2007.  Plaintiff alleges this putative class would include approximately 120,000 people.  In the motion for class certification, the Plaintiff states that damages are no more than $1 per person.  A hearing on Plaintiff’s motion for class certification was held on November 16, 2015, and the United States District Court has not yet ruled on class certification at December 31, 2015. Similarly, Royal v. Stoneridge, Inc. et al. is another legal proceeding currently pending in the United States District Court for the Western District of Oklahoma, Cause No. 5:14-cv-01410-F.  Plaintiffs filed this putative class action against the Company, Stoneridge Control Devices, Inc., and others on December 19, 2014.  Plaintiff alleges that the Company was involved in the vertical chain of manufacture, distribution, and sale of a CD that was incorporated into Dodge Ram trucks purchased by Plaintiff between 1999 and 2006.  Plaintiffs allege that the Company and Stoneridge Control Devices, Inc. breached various express and implied warranties, including the implied warranty of merchantability.  Plaintiffs also seek indemnity from the Company and Stoneridge Control Devices, Inc.  The putative class consists of all owners of vehicles equipped with the subject CD, which includes various Dodge Ram trucks and other manual transmission vehicles manufactured from 1997–2007, which Plaintiffs allege is more than one million vehicles.  Plaintiffs seeks recovery of economic loss damages associated with inspecting and replacing the allegedly defective CD, diminished value of the subject CDs and the trucks in which they were installed, and attorneys’ fees and costs.  The amount of compensatory or other damages sought by Plaintiffs and the putative class members is unknown. The Company is vigorously defending itself against these allegations, and has and will continue to challenge the claims as well as class action certification. The Company believes the likelihood of loss is not probable or reasonably estimable, and therefore no liability has been recorded for these claims at December 31, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

In September 2013, two legal proceedings were initiated by Actia Automotive (“Actia”) in a French court (the tribunal de grande instance de Paris) alleging infringement of its patents by the Company’s Electronics segment. The euro (“€”) and U.S. dollar equivalent (“$”) that Actia is seeking has been €7,000 ($7,600) for each claim for injunctive relief and monetary damages resulting from such alleged infringement. The Company believes that its products did not infringe on any of the patents claimed by Actia, and the claims are without merit. The Company is vigorously defending itself against these allegations, and it has challenged certain Actia patents in the European Patent Office. There have been no significant changes to the facts and circumstances related to this claim during the year ended December 31, 2015 except that in September 2015, the French court ruled in favor of the Company on one claim, which is subject to appeal by Actia. The Company believes the likelihood of loss is not probable between its defenses and challenges to Actia’s patents. As such, no liability has been recorded for these claims.

On May 24, 2013, the State Revenue Services of São Paulo issued a tax deficiency notice against PST claiming that the vehicle tracking and monitoring services it provides should be classified as communication services, and therefore subject to the State Value Added Tax – ICMS. The State Revenue Services assessment imposed the 25.0% ICMS tax on all revenues of PST related to the vehicle tracking and monitoring services during the period from January 2009 through December 2010. The Brazilian real (“R$”) and U.S. dollar equivalent (“$”) of the aggregate tax assessment is approximately R$92,500 ($23,700) which is comprised of Value Added Tax – ICMS of R$13,200 ($3,400), interest of R$11,400 ($2,900) and penalties of R$67,900 ($17,400).

The Company believes that the vehicle tracking and monitoring services are non-communication services, as defined under Brazilian tax law, subject to the municipal ISS tax, not communication services subject to state ICMS tax as claimed by the State Revenue Services of São Paulo. PST has, and will continue to collect the municipal ISS tax on the vehicle tracking and monitoring services in compliance with Brazilian tax law and will defend its tax position. PST has received a legal opinion that the merits of the case are favorable to PST, determining among other things that the imposition on the subsidiary of the State ICMS by the State Revenue Services of São Paulo is not in accordance with the Brazilian tax code. Management believes, based on the legal opinion of the Company’s Brazilian legal counsel and the results of the Brazil Administrative Court's ruling in favor of another vehicle tracking and monitoring company related to the tax deficiency notice it received, the likelihood of loss is not probable although it may take years to resolve.  As a result of the above, as of December 31, 2015 and 2014, no accrual has been recorded with respect to this tax assessment.  An unfavorable judgment on this issue for the years assessed and for subsequent years could result in significant costs to PST and adversely affect its results of operations. There have been no significant changes to the facts and circumstances related to this notice for the year ended December 31, 2015.

In addition, PST has civil, labor and other tax contingencies for which the likelihood of loss is deemed to be reasonably possible, but not probable, by the Company’s legal advisors in Brazil. As a result, no provision has been recorded with respect to these contingencies, which amounted to R$25,400 ($6,500) and R$37,200 ($14,000) at December, 2015 and 2014, respectively. An unfavorable outcome on these contingencies could result in significant cost to PST and adversely affect its results of operations.

11. Restructuring and Business Realignment

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

In connection with the Electronics segment restructuring initiative, the Company recorded lease related restructuring charges during the years ended December 31, 2015, 2014 and 2013 of $183, $494 and $469, respectively, as part of selling, general and administrative expense. At December 31, 2015 and 2014, the only remaining restructuring related accrual relates to the terminated property lease in Mitcheldean, United Kingdom, for which the Company has accrued $458 and $733, respectively, on the consolidated balance sheets of which $313 and $402, respectively, is a component of other long-term liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

The expenses for the restructuring activities that relate to the Electronics reportable segment include the following:

	2015	2014	2013
Accrued balance at January 1	$733	$780	$765
Charge to expense	183	494	469
Foreign currency translation	3	(45)	24
Cash payments	(461)	(496)	(478)
Accrued balance at December 31	$458	$733	$780

The Company regularly evaluates the performance of its businesses and cost structures, including personnel, and makes necessary changes thereto in order to optimize its results.  The Company also evaluates the required skill sets of its personnel and periodically makes strategic changes.  As a consequence of these actions, the Company incurs severance related costs which are referred to as business realignment charges.

The Electronics segment incurred business realignment charges of $317 for the year ended December 31, 2015, of which $215 was recorded in design and development (“D&D”) costs and $102 in selling, general and administrative (“SG&A”) expenses. The unallocated corporate segment incurred business realignment charges of $309 for the year ended December 31, 2015, all of which was recorded in SG&A expenses. There were no business realignment charges related to the Electronics or unallocated corporate segments during the years ended December 31, 2014 or 2013.

In response to a change in customer demand, the PST segment incurred and paid business realignment charges of $403 for the years ended December 31, 2015, of which $172 was recorded in cost of goods sold, $117 in SG&A expenses and $114 in D&D costs. Business realignment charges were $1,578 for the year ended December 31, 2014, of which $847 was recorded in cost of goods sold, $559 in SG&A expenses and $172 in D&D costs. There were no business realignment charges related to the PST segment during the year ended December 31, 2013.

There were no significant restructuring or business realignment expenses related to the Control Devices reportable segment during the years ended December 31, 2015, 2014 or 2013.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

A summary of financial information by reportable segment is as follows:

Years ended December 31	2015	2014	2013
Net Sales:
Control Devices	$333,010	$306,658	$291,145
Inter-segment sales	2,055	3,080	2,875
Control Devices net sales	335,065	309,738	294,020

Electronics	216,544	214,141	189,809
Inter-segment sales	22,904	35,163	41,137
Electronics net sales	239,448	249,304	230,946

PST	95,258	139,780	178,532
Inter-segment sales	-	-	-
PST net sales	95,258	139,780	178,532

Eliminations	(24,959)	(38,243)	(44,012)
Total net sales	$644,812	$660,579	$659,486
Operating Income (Loss):
Control Devices	$44,690	$35,387	$32,331
Electronics	13,784	17,444	20,732
PST (A)	(7,542)	(59,587)	7,211
Unallocated Corporate (B)	(23,117)	(19,067)	(17,871)
Total operating income (loss)	$27,815	$(25,823)	$42,403
Depreciation and Amortization:
Control Devices	$9,125	$9,545	$9,877
Electronics	3,666	4,432	4,800
PST	9,272	12,998	14,426
Corporate	211	130	183
Total depreciation and amortization (C)	$22,274	$27,105	$29,286
Interest Expense, net:
Control Devices	$326	$303	$182
Electronics	161	695	760
PST	2,957	2,764	1,174
Corporate	2,921	13,118	15,980
Total interest expense, net	$6,365	$16,880	$18,096
Capital Expenditures:
Control Devices	$15,094	$13,658	$9,906
Electronics	6,538	3,541	4,667
PST	5,889	6,161	6,663
Corporate	1,214	156	340
Total capital expenditures	$28,735	$23,516	$21,576

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

	December 31,	December 31,
	2015	2014
Total Assets:
Control Devices	$127,649	$115,703
Electronics	97,443	95,140
PST	100,143	159,980
Corporate (D)	288,806	279,013
Eliminations	(249,789)	(251,085)
Total assets	$364,252	$398,751

(A)	The PST operating loss for the year ended December 31, 2014 includes a goodwill impairment charge of $51,458.

(B)	Unallocated Corporate expenses include, among other items, accounting, finance, legal, information technology costs as well as share-based compensation.

(C)	These amounts represent depreciation and amortization on property, plant and equipment and certain intangible assets.

(D)	Corporate assets consist primarily of cash, intercompany loan receivables, equity investments and investments in subsidiaries.

The following table presents net sales and long-term assets for the geographic areas in which the Company operates:

Years ended December 31	2015	2014	2013
Net Sales:
North America	$369,032	$330,516	$301,592
South America	95,258	139,780	178,532
Europe and Other	180,522	190,283	179,362
Total net sales	$644,812	$660,579	$659,486

As of December 31	2015	2014
Long-term Assets:
North America	$60,099	$53,406
South America	56,943	85,433
Europe and Other	15,301	14,401
Total long-term assets	$132,343	$153,240

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

13. Unaudited Quarterly Financial Data

The following is a summary of quarterly results of operations:

				Quarter ended
2015	December 31	September 30	June 30	March 31
Net sales	$154,641	$162,057	$165,289	$162,825
Gross profit	42,239	45,145	45,946	43,648
Operating income	8,327	8,947	7,415	3,126
Income tax expense (benefit) from continuing operations	(345)	32	(381)	147
Income from continuing operations	4,935	7,411	6,328	2,103
Income (loss) from discontinued operations (D)	16	(113)	55	(168)
Net income	4,951	7,298	6,383	1,935
Net loss attributable to noncontrolling interests	(1,133)	(69)	(596)	(409)
Net income attributable to Stoneridge, Inc.	$6,084	$7,367	$6,979	$2,344
Earnings per share from continuing operations attributable to Stoneridge, Inc.:
Basic (A)	$0.22	$0.27	$0.26	$0.10
Diluted (A)	$0.22	$0.27	$0.25	$0.09
Earnings (loss) per share attributable to discontinued operations:
Basic (A)	$0.00	$(0.01)	$0.00	$(0.01)
Diluted (A)	$0.00	$(0.01)	$0.00	$(0.01)
Earnings per share attributable to Stoneridge, Inc.:
Basic (A)	$0.22	$0.26	$0.26	$0.09
Diluted (A)	$0.22	$0.26	$0.25	$0.08

				Quarter ended
2014	December 31	September 30	June 30	March 31
Net sales	$166,811	$170,338	$162,099	$161,331
Gross profit	44,901	49,550	48,285	48,138
Operating income (loss) (B)	(22,795)	13,759	(23,221)	6,434
Income tax expense (benefit) from continuing operations	(1,066)	(1,174)	90	294
Income (loss) from continuing operations (C)	(31,306)	9,138	(28,569)	(467)
Income (loss) from discontinued operations (D)	(1,692)	(8,108)	(544)	957
Net income (loss) (B) (C)	(32,998)	1,030	(29,113)	490
Net income (loss) attributable to noncontrolling interests (B)	(6,444)	1,160	(7,221)	(978)
Net income (loss) attributable to Stoneridge, Inc. (B) (C)	$(26,554)	$(130)	$(21,892)	$1,468
Earnings (loss) per share from continuing operations attributable to Stoneridge, Inc.:
Basic (A)	$(0.92)	$0.30	$(0.79)	$0.02
Diluted (A)	$(0.92)	$0.29	$(0.79)	$0.02
Earnings (loss) per share attributable to discontinued operations:
Basic (A)	$(0.07)	$(0.30)	$(0.02)	$0.03
Diluted (A)	$(0.07)	$(0.29)	$(0.02)	$0.03
Earnings (loss) per share attributable to Stoneridge, Inc.:
Basic (A)	$(0.99)	$0.00	$(0.81)	$0.05
Diluted (A)	$(0.99)	$0.00	$(0.81)	$0.05

(A)	Earnings per share for the year may not equal the sum of the four historical quarters earnings per share due to changes in weighted-average basic and diluted shares outstanding.

(B)	Goodwill impairment charge (benefit) of $29,300, $(5,802), and $27,960 related to the PST segment was recorded for the quarters ended June 30, 2014, September 30, 2014 and December 31, 2014, respectively, of which $6,436, $(1,274) and $6,142, respectively, was attributable to noncontrolling interest.

(C)	In addition to the PST goodwill impairment amounts in item (B) herein, a loss on early extinguishment of debt of $920 and $9,687 was recorded for the quarters ended September 30, 2014 and December 31, 2014, respectively.

(D)	A gain (loss) on disposal of the Wiring business was recorded for $(168), $55, $(113) and $16 for the quarters ended March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015, respectively. In addition, a loss on disposal of the Wiring business was recorded for $1,138, $6,548 and $890 for the quarters ended June 30, 2014, September 30, 2014 and December 31, 2014, respectively.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

The following schedules provide the activity for accounts receivable reserves and valuation allowance for deferred tax assets from continuing operations for the years ended December 31, 2015, 2014 and 2013:

	Balance at	Charged to
	beginning of	costs and		Balance at
	period	expenses	Write-offs	end of period
Accounts receivable reserves:
Year ended December 31, 2013	$2,176	$1,655	$(1,206)	$2,625
Year ended December 31, 2014	2,625	619	(1,227)	2,017
Year ended December 31, 2015	2,017	395	(1,346)	1,066

			Exchange
		Net additions	rate
	Balance at	charged to	fluctuations
	beginning of	income	and other	Balance at
	period	(expense)	items	end of period
Valuation allowance for deferred tax assets:
Year ended December 31, 2013	$71,790	$453	$(416)	$71,827
Year ended December 31, 2014	71,827	(2,786)	(1,134)	67,907
Year ended December 31, 2015	67,907	(7,957)	(559)	59,391

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2015, an evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s PEO and PFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). In evaluating the Company’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Under the supervision and with the participation of our management, including the PEO and PFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2015. Based on our evaluation under the framework in Internal Control-Integrated Framework (2013 Framework), our management has concluded that our internal control over financial reporting was effective as of December 31, 2015.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal controls over financial reporting during the quarter ended December 31, 2015 that has materially or is reasonably likely to materially affect internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Stoneridge, Inc. and Subsidiaries

We have audited Stoneridge, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Stoneridge, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Stoneridge, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stoneridge, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2015 of Stoneridge, Inc. and Subsidiaries and our report dated March 14, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio

March 14, 2016

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 regarding our directors is incorporated by reference to the information under the sections and subsections entitled, “Proposal One: Election of Directors,” “Nominating and Corporate Governance Committee,” “Audit Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Guidelines” contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 10, 2016. The information required by this Item 10 regarding our executive officers appears as a Supplementary Item following Item 1 under Part I hereof.

Item 11. Executive Compensation.

The information required by this Item 11 is incorporated by reference to the information under the sections and subsections “Compensation Committee,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Executive Compensation” contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 10, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 (other than the information required by Item 201(d) of Regulation S-K which is set forth below) is incorporated by reference to the information under the heading “Security Ownership of Certain Beneficial Owners and Management” contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 10, 2016.

In May 2010, we adopted an Amended Directors’ Restricted Share Plan and an Amended and Restated Long-Term Incentive Plan, as amended. In May 2013, we adopted an Amended Directors’ Restricted Shares Plan and an Amended and Restated Long-Term Incentive Plan, as amended, to increase the number of shares available for issuance under the plans. Our shareholders approved each plan. Equity compensation plan information as of December 31, 2015 is as follows:

Number of securities remaining available for future issuance under equity compensation plans (A)
Equity compensation plans approved by shareholders	1,401,250

Equity compensation plans not approved by shareholders	-

(A)	Excludes 411,800 restricted Common Shares issued and outstanding and 986,135 Common Share units to key employees pursuant to the Company’s Amended and Restated Long-Term Incentive Plan, as amended and 46,291 restricted Common Shares issued and outstanding to directors under the Amended Directors’ Restricted Share Plan as of December 31, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated by reference to the information under the sections and subsections “Transactions with Related Persons” and “Director Independence” contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 10, 2016.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 is incorporated by reference to the information under the sections and subsections “Service Fees Paid to Independent Registered Accounting Firm” and “Pre-Approval Policy” contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 10, 2016.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K.

		Page in Form 10-K

(1)	Consolidated Financial Statements:

	Report of Independent Registered Public Accounting Firm	35
	Consolidated Balance Sheets as of December 31, 2015 and 2014	36
	Consolidated Statements of Operations for the Years Ended December 31, 2015, 2014 and 2013	37
	Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2015, 2014 and 2013	38
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013	39
	Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2015, 2014 and 2013	40
	Notes to Consolidated Financial Statements	41

(2)	Financial Statement Schedule:
	Schedule II – Valuation and Qualifying Accounts	70

(3)	Exhibits:
	See the list of exhibits on the Index to Exhibits following the signature page.

(b)	The exhibits listed on the Index to Exhibits are filed as part of or incorporated by reference into this report.

(c)	Additional Financial Statement Schedules.

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONERIDGE, INC.

Date: March 14, 2016	/s/ GEORGE E. STRICKLER
George E. Strickler
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 14, 2016	/s/ JONATHAN B. DEGAYNOR
Jonathan B. DeGaynor President, Chief Executive Officer and Director (Principal Executive Officer)

Date: March 14, 2016	/s/ GEORGE E. STRICKLER
George E. Strickler
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date: March 14, 2016	/s/ WILLIAM M. LASKY
William M. Lasky Chairman of the Board of Directors

Date: March 14, 2016	/s/ JEFFREY P. DRAIME
Jeffrey P. Draime Director

Date: March 14, 2016	/s/ DOUGLAS C. JACOBS
Douglas C. Jacobs Director

Date: March 14, 2016	/s/ IRA C. KAPLAN
Ira C. Kaplan Director

Date: March 14, 2016	/s/ KIM KORTH
Kim Korth Director

Date: March 14, 2016	/s/ GEORGE S. MAYES, JR.
George S. Mayes, Jr. Director

Date: March 14, 2016	/s/ PAUL J. SCHLATHER
Paul J. Schlather Director

INDEX TO EXHIBITS

Exhibit Number	Exhibit

2.1	Asset Purchase Agreement, dated August 1, 2014, between Stoneridge, Inc. and Motherson Sumi Systems Ltd. (incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

2.2	Amendedment No. 1 to the Asset Purchase Agreement, July 31, 2014, between Stoneridge, Inc. and Motherson Sumi Systems Ltd. (incorporated by reference to Exhibit 2.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

3.1	Second Amended and Restated Articles of Incorporation of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

3.2	Amended and Restated Code of Regulations of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

4.1	Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.1	Form of 2006 Directors’ Restricted Shares Plan Grant Agreement (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on July 26, 2006)*.

10.2	Amended Annual Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 12, 2011)*.

10.3	Amended Employment Agreement between Stoneridge, Inc. and John C. Corey (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)*.

10.4	Stoneridge, Inc. Long-Term Cash Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)*.

10.5	Stoneridge, Inc. Officers’ and Key Employees’ Severance Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 9, 2009)*.

10.6	Stoneridge, Inc. Form of Indemnification Agreement between the Company and employees identified on the exhibit (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.7	Stoneridge, Inc. Amended and Restated Long-Term Incentive Plan – Form of 2010 Restricted Shares Grant Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)*.

10.8	Stoneridge, Inc. Long-Term Cash Incentive Plan – Form of 2010 Phantom Share Grant Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)*.

10.9	Amended and Restated Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 filed with the SEC on August 5, 2013 (No. 333-172002))*.

Exhibit Number	Exhibit

10.10	Amended Directors’ Restricted Share Plan (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 filed with the SEC on August 5, 2013 (No. 333-172002))*.

10.11	First Amendment to the Stoneridge, Inc. Amended and Restated Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on May 8, 2013)*.

10.12	Stoneridge, Inc. Amended and Restated Long-Term Incentive Plan - 2014 Performance Shares Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)*.

10.13	First Amendment to the Stoneridge, Inc. Amended Directors' Restricted Shares Plan (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on May 8, 2013)*.

10.14	Amended and Restated Change in Control Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 21, 2011)*.

10.15	Third Amended and Restated Credit Agreement by and among Stoneridge, Inc. and certain of its subsidiaries as Borrowers; PNC Bank, National Association, as Agent, an Issuer and Lead Arranger; and PNC Bank, National Association, JPMorgan Chase Bank, N.A., Compass Bank, Citizens Bank, National Association, The Huntington National Bank, U.S. Bank National Association, BMO Harris Bank, N.A., First Niagara Bank, N.A. and First Commonwealth Bank, as lenders, dated September 12, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 15, 2014).

10.16	Amendment No. 1 to Third Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 31, 2015).

10.17	Agreement Upon Retirement, dated March 16, 2015, between the Company and John C. Corey (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 19, 2015)*.

10.18	Employment Agreement, dated March 16, 2015, between the Company and Jonathan B. DeGaynor (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 19, 2015)*.

10.19	Indemnification Agreement between the Company and Jonathan B. DeGaynor (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on March 19, 2015).

14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

21.1	Principal Subsidiaries and Affiliates of the Company, filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm, filed herewith.

Exhibit Number	Exhibit

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

* - Reflects management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this Annual Report on Form 10-K.