Form 10-Q
period 2016-03-31
STONERIDGE INC
filed 2016-05-05
CIK 1043337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2016

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

The number of Common Shares, without par value, outstanding as of April 29, 2016 was 27,837,392.

STONERIDGE, INC. AND SUBSIDIARIES

Forward-Looking Statements

Portions of this report contain “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, our directors or officers with respect to, among other things, our (i) future product and facility expansion, (ii) acquisition or divestiture strategy, (iii) investments and new product development, and (iv) growth opportunities related to awarded business. Forward-looking statements may be identified by the words “will,” “may,” “should,” “designed to,” “believes,” “plans,” “projects,” “intends,” “expects,” “estimates,” “anticipates,” “continue,” and similar words and expressions. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other factors:

•	the reduced purchases, loss or bankruptcy of a major customer;

•	the costs and timing of facility closures, business realignment activities, or similar actions;

•	a significant change in automotive, commercial, motorcycle, off-highway or agricultural vehicle production;

•	competitive market conditions and resulting effects on sales and pricing;

•	the impact on changes in foreign currency exchange rates on sales, costs and results, particularly the Brazilian real, euro, Argentinian peso, Swedish krona, Mexican peso and Chinese Renminbi;

•	our ability to achieve cost reductions that offset or exceed certain customer-mandated selling price reductions;

•	a significant change in general economic conditions in any of the various countries in which we operate;

•	labor disruptions at our facilities or at any of our significant customers or suppliers;

•	the ability of our suppliers to supply us with quality parts and components at competitive prices on a timely basis;

•	the amount of our indebtedness and the restrictive covenants contained in the agreements governing our indebtedness, including our credit facility;

•	customer acceptance of new products;

•	capital availability or costs, including changes in interest rates or market perceptions;

•	the failure to achieve the successful integration of any acquired company or business; and

•	those items described in Part I, Item IA (“Risk Factors”) of the Company's 2015 Form 10-K.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(in thousands)	2016	2015
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$48,373	$54,361
Accounts receivable, less reserves of $1,159 and $1,066, respectively	112,649	94,937
Inventories, net	69,367	61,009
Prepaid expenses and other current assets	24,918	21,602
Total current assets	255,307	231,909

Long-term assets:
Property, plant and equipment, net	88,563	85,264
Intangible assets, net and goodwill	39,404	36,699
Investments and other long-term assets, net	10,452	10,380
Total long-term assets	138,419	132,343
Total assets	$393,726	$364,252

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of debt	$16,827	$13,905
Accounts payable	69,261	55,225
Accrued expenses and other current liabilities	38,799	38,920
Total current liabilities	124,887	108,050

Long-term liabilities:
Revolving credit facility	100,000	100,000
Long-term debt, net	4,206	4,458
Deferred income taxes	43,092	41,332
Other long-term liabilities	3,783	3,983
Total long-term liabilities	151,081	149,773

Shareholders' equity:
Preferred Shares, without par value, 5,000 shares authorized, none issued	-	-
Common Shares, without par value, 60,000 shares authorized, 28,958 and 28,907 shares issued and 27,838 and 27,912 shares outstanding at March 31, 2016 and December 31, 2015, respectively, with no stated value	-	-
Additional paid-in capital	200,350	199,254
Common Shares held in treasury, 1,120 and 995 shares at March 31, 2016 and December 31, 2015, respectively, at cost	(5,552)	(4,208)
Accumulated deficit	(24,866)	(32,105)
Accumulated other comprehensive loss	(65,544)	(69,822)
Total Stoneridge, Inc. shareholders' equity	104,388	93,119
Noncontrolling interest	13,370	13,310
Total shareholders' equity	117,758	106,429
Total liabilities and shareholders' equity	$393,726	$364,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Three months ended March 31, (in thousands, except per share data)	2016	2015

Net sales	$162,616	$162,825

Costs and expenses:
Cost of goods sold	117,455	119,177
Selling, general and administrative	25,772	30,742
Design and development	10,883	9,780

Operating income	8,506	3,126

Interest expense, net	1,514	1,278
Equity in earnings of investee	(143)	(189)
Other (income) expense, net	181	(213)

Income before income taxes from continuing operations	6,954	2,250

Income tax expense from continuing operations	845	147

Income from continuing operations	6,109	2,103

Loss from discontinued operations	-	(168)

Net income	6,109	1,935

Net loss attributable to noncontrolling interest	(1,130)	(409)

Net income attributable to Stoneridge, Inc.	$7,239	$2,344

Earnings per share from continuing operations attributable to Stoneridge, Inc.:
Basic	$0.26	$0.10
Diluted	$0.26	$0.09

Loss per share attributable to discontinued operations:
Basic	$-	$(0.01)
Diluted	$-	$(0.01)

Earnings per share attributable to Stoneridge, Inc.:
Basic	$0.26	$0.09
Diluted	$0.26	$0.08

Weighted-average shares outstanding:
Basic	27,676	27,146
Diluted	28,156	27,893

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three months ended March (in thousands)	2016	2015

Net income	$6,109	$1,935
Less: Loss attributable to noncontrolling interest	(1,130)	(409)
Net income attributable to Stoneridge, Inc.	7,239	2,344

Other comprehensive income (loss), net of tax attributable to Stoneridge, Inc.:
Foreign currency translation	4,728	(14,962)
Benefit plan liability	-	(45)
Unrealized gain (loss) on derivatives	(450)	935
Other comprehensive income (loss), net of tax attributable to Stoneridge, Inc.	4,278	(14,072)

Comprehensive income (loss) attributable to Stoneridge, Inc.	$11,517	$(11,728)

The Company has combined comprehensive income (loss) from continuing operations and comprehensive loss from discontinued operations herein.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended March 31 (in thousands)	2016	2015

OPERATING ACTIVITIES:
Net income	$6,109	$1,935
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	4,542	5,128
Amortization, including accretion of debt discount	822	1,085
Deferred income taxes	320	301
Earnings of equity method investee	(143)	(189)
Loss on sale of fixed assets	(67)	(14)
Share-based compensation expense	960	3,325
Loss on disposal of Wiring business	-	168
Changes in operating assets and liabilities:
Accounts receivable, net	(15,456)	(15,821)
Inventories, net	(5,658)	(8,347)
Prepaid expenses and other assets	(2,977)	(2,501)
Accounts payable	13,932	11,938
Accrued expenses and other liabilities	(1,252)	(1,287)
Net cash provided by (used for) operating activities	1,132	(4,279)

INVESTING ACTIVITIES:
Capital expenditures	(6,817)	(8,490)
Proceeds from sale of fixed assets	81	17
Net cash used for investing activities	(6,736)	(8,473)

FINANCING ACTIVITIES:
Proceeds from issuance of debt	2,922	2,073
Repayments of debt	(2,816)	(5,245)
Other financing costs	-	(35)
Repurchase of Common Shares to satisfy employee tax withholding	(1,344)	(1,181)
Net cash used for financing activities	(1,238)	(4,388)

Effect of exchange rate changes on cash and cash equivalents	854	(2,012)
Net change in cash and cash equivalents	(5,988)	(19,152)
Cash and cash equivalents at beginning of period	54,361	43,021

Cash and cash equivalents at end of period	$48,373	$23,869

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,391	$1,241
Cash paid for income taxes, net	$549	$760

Supplemental disclosure of non-cash operating and financing activities:
Bank payment of vendor payables under short-term debt obligations	$704	$582

The Company has combined cash flows from continuing operations and cash flows from discontinued operations within the operating, investing and financing categories.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

(1) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Stoneridge, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the SEC's rules and regulations. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year.

While the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's 2015 Form 10-K.

(2)  Recently Issued Accounting Standards

Accounting Standards Not Yet Adopted

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation - Stock Compensation (Topic 718)” which is intended to simplify several aspects of the accounting for share-based payment award transactions including how excess tax benefits should be classified in the Company’s condensed consolidated financial statements.  The new standard also permits companies to recognize forfeitures as they occur as an alternative to utilizing estimated forfeitures rates which has been the required practice.  The new accounting standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within that year.  The Company is currently evaluating the impact of adopting this standard in its condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016 – 02, “Leases (Topic 842)” which will require that a lessee recognize assets and liabilities on the balance sheet for all leases with a lease term of more than twelve months, with the result being the recognition of a right of use asset and a lease liability.  The amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within that year.  The Company expects to adopt this standard as of January 1, 2019.  The Company is currently evaluating the impact of adopting this standard on its condensed consolidated financial statements, which will require right of use assets and lease liabilities be recorded in the condensed consolidated balance sheet for operating leases.

In November 2015, the FASB issued ASU 2015 – 17, “Income Taxes (Topic 740)” which simplifies the presentation of deferred income taxes.  Currently entities are required to separate deferred income tax liabilities and assets into current and noncurrent amounts in the balance sheet.  ASU 2015-17 requires that all deferred income taxes be classified as noncurrent in the balance sheet. The amendment is effective for fiscal years beginning after December 15, 2016 including interim periods within those fiscal years and may be applied either prospectively or retrospectively with early adoption permitted.  The Company is currently evaluating the impact of adopting this standard on its condensed consolidated financial statements.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” which is the new comprehensive revenue recognition standard that will supersede existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. To achieve this principle, an entity identifies the contract with a customer, identifies the separate performance obligations in the contract, determines the transaction price, allocates the transaction price to the separate performance obligations and recognizes revenue when each separate performance obligation is satisfied. This ASU allows for both retrospective and prospective methods of adoption.  In July 2015, the FASB approved a one-year deferral of the effective date of the standard. As such, the new standard will become effective for annual and interim periods beginning after December 15, 2017 with early adoption on the original effective date permitted. The Company is currently evaluating the impact of adopting this standard on its condensed consolidated financial statements.

Accounting Standards Adopted

In September 2015, the FASB issued ASU 2015 – 16, “Business Combinations” which simplifies the accounting for measurement-period adjustments related to business combinations. ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in the ASU require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendment is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years and is to be applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU with earlier application permitted for financial statements that have not been issued. The Company adopted this standard as of January 1, 2016, which did not have an impact on the Company’s condensed consolidated financial statements or disclosures.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” which amends the current presentation of certain debt issuance costs in the balance sheet. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, instead of as an asset.  The recognition and measurement of debt issuance costs are not affected by the amendments in this ASU. The guidance in ASU 2015-03 did not address the presentation or subsequent measurement of debt issuance costs related to line of credit arrangements. Given the absence of authoritative guidance, in June 2015 the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” which states that the SEC will not object to an entity deferring and presenting debt issuance costs related to revolving credit arrangements as an asset and subsequently amortizing them. These amendments are to be applied retrospectively and are effective for public companies for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. As permitted by the ASU, the Company adopted these standards in the third quarter of 2015, which had no impact on the Company’s consolidated financial statements. The Company elected to continue to present deferred financing costs related to its revolving credit facility within long-term assets in the Company’s condensed consolidated balance sheets as permitted under the standard.

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

The Company had post-disposition sales to the Wiring business acquired by Motherson for the three months ended March 31, 2016 and 2015 of $5,686 and $7,228 respectively. The Company had post-disposition purchases from the Wiring business acquired by Motherson of $108 and $168 for the three months ended March 31, 2016 and 2015, respectively.

There was no activity related to discontinued operations for the Wiring business in the condensed consolidated statements of operations for the three months ended March 31, 2016.

The following table displays summarized activity in the condensed consolidated statements of operations for discontinued operations related to the Wiring business:

Three months ended March 31	2015

Loss on disposal (A)	$(178)
Income tax expense on loss on disposal	10
Loss on disposal, net of tax	(168)

Loss from discontinued operations	$(168)

(A)	Included in loss on disposal for the three months ended March 31, 2015 were transaction costs of $46 and a working capital adjustment of $132.

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

	March 31,	December 31,
	2016	2015
Raw materials	$40,498	$36,021
Work-in-progress	8,581	7,162
Finished goods	20,288	17,826
Total inventories, net	$69,367	$61,009

Inventory valued using the FIFO method was $43,639 and $35,378 at March 31, 2016 and December 31, 2015, respectively. Inventory valued using the average cost method was $25,728 and $25,631 at March 31, 2016 and December 31, 2015, respectively.

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

Derivative Instruments and Hedging Activities

On March 31, 2016, the Company had open foreign currency forward contracts which are used solely for hedging and not for speculative purposes. Management believes that its use of these instruments to reduce risk is in the Company's best interest.  The counterparties to these financial instruments are financial institutions with investment grade credit ratings.

Foreign Currency Exchange Rate Risk

The Company conducts business internationally and therefore is exposed to foreign currency exchange rate risk. The Company uses derivative financial instruments as cash flow and fair value hedges to manage its exposure to fluctuations in foreign currency exchange rates by reducing the effect of such fluctuations on foreign currency denominated intercompany transactions, inventory purchases and other foreign currency exposures. The currencies hedged by the Company during 2016 and 2015 included the euro and Mexican peso. In addition, the Company hedged the U.S. dollar against the Swedish krona and euro on behalf of its European subsidiaries in 2016 and 2015.

These forward contracts were executed to hedge forecasted transactions and have been accounted for as cash flow hedges. As such, the effective portion of the unrealized gain or loss was deferred and reported in the Company’s condensed consolidated balance sheets as a component of accumulated other comprehensive loss. The cash flow hedges were highly effective. The effectiveness of the transactions has been and will be measured on an ongoing basis using regression analysis and forecasted future purchases of the currency.

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

The Company's foreign currency forward contracts offset a portion of the gains and losses on the underlying foreign currency denominated transactions as follows:

Euro-denominated Foreign Currency Forward Contract

At March 31, 2016 and December 31, 2015, the Company held a foreign currency forward contract with underlying notional amounts of $1,730 and $1,647, respectively, to reduce the exposure related to the Company's euro-denominated intercompany loans. This contract expires in June 2016. The euro-denominated foreign currency forward contract was not designated as a hedging instrument. The Company recognized a loss of $82 and a gain of $388 for the three months ended March 31, 2016 and 2015, respectively, in the condensed consolidated statements of operations as a component of other (income) expense, net related to the euro-denominated contract.

U.S. dollar-denominated Foreign Currency Forward Contracts – Cash Flow Hedges

The Company entered into on behalf of one of its European Electronics subsidiaries whose functional currency is the Swedish krona, U.S. dollar-denominated currency contracts with a notional amount at March 31, 2016 of $7,621 which expire ratably on a monthly basis from April 2016 through December 2016, compared to a notional amount of $10,007 at December 31, 2015.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

The Company entered into on behalf of one of its European Electronics subsidiaries whose functional currency is the euro, U.S. dollar-denominated currency contracts with a notional amount at March 31, 2016 of $1,802 which expire ratably on a monthly basis from April 2016 through December 2016, compared to a notional amount of $2,421 at December 31, 2015.

The Company evaluated the effectiveness of the U.S. dollar-denominated foreign currency forward contracts held as of March 31, 2016 and December 31, 2015 and concluded that the hedges were effective.

Mexican peso-denominated Foreign Currency Forward Contracts – Cash Flow Hedge

The Company holds Mexican peso-denominated foreign currency forward contracts with notional amounts at March 31, 2016 of $7,237 which expire ratably on a monthly basis from April 2016 through December 2016, compared to a notional amount of $9,780 at December 31, 2015.

The Company evaluated the effectiveness of the Mexican peso-denominated foreign currency forward contracts held as of March 31, 2016 and December 31, 2015 and concluded that the hedges were effective.

The notional amounts and fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

			Prepaid expenses
	Notional		and other current assets /		Accrued expenses and
	amounts (A)		other long-term assets		other current liabilities
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2016	2015	2016	2015	2016	2015
Derivatives designated as hedging instruments
Cash Flow Hedges:
Forward currency contracts	$16,660	$22,208	$3	$474	$63	$84

Derivatives not designated as hedging instruments
Forward currency contracts	$1,730	$1,647	-	-	$5	$9

(A)	Notional amounts represent the gross contract in U.S. dollars of the derivatives outstanding.

Amounts recorded for the cash flow hedges in other comprehensive loss and in net income for the three months ended March 31 are as follows:

	Gain (loss) recorded		Loss reclassified from
	in other comprehensive		other comprehensive income
	income (loss)		(loss) into net income
	2016	2015	2016	2015
Derivatives designated as cash flow hedges:
Forward currency contracts	$(494)	$797	$(44)	$(138)
Total derivatives designated as cash flow hedges	$(494)	$797	$(44)	$(138)

Gains and losses reclassified from other comprehensive income (loss) into net income were recognized in cost of goods sold in the Company's condensed consolidated statements of operations.

The net deferred loss of $60 on the cash flow hedge derivatives will be reclassified from other comprehensive income (loss) to the condensed consolidated statements of operations through December 2016.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

Fair Value Measurements

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and are categorized using the three levels of the fair value hierarchy based on the reliability of the inputs used.

	March 31,				December 31,
	2016				2015
	Fair values estimated using
		Level 1	Level 2	Level 3
	Fair value	inputs (A)	inputs (B)	inputs (C)	Fair value

Financial assets carried at fair value:
Forward currency contracts	$3	$-	$3	$-	$474

Total financial assets carried at fair value	$3	$-	$3	$-	$474

Financial liabilities carried at fair value:
Forward currency contracts	$68	$-	$68	$-	$93

Total financial liabilities carried at fair value	$68	$-	$68	$-	$93

(A)	Fair values estimated using Level 1 inputs, which consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. The Company did not have any recurring fair value estimates using Level 1 inputs at March 31, 2016 or December 31, 2015.

(B)	Fair values estimated using Level 2 inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly and include among other things, quoted prices for similar assets or liabilities in markets that are active or inactive as well as inputs other than quoted prices that are observable. For forward currency contracts, inputs include foreign currency exchange rates.

(C)	Fair values estimated using Level 3 inputs consist of significant unobservable inputs. The Company did not have any recurring fair value estimates using Level 3 inputs at March 31, 2016 or December 31, 2015.

(6) Share-Based Compensation

Compensation expense for share-based compensation arrangements, which is recognized in the condensed consolidated statements of operations as a component of selling, general and administrative expenses, was $960 for the three months ended March 31, 2016 compared to $3,325 for the three months ended March 31, 2015 which included $2,225 from the accelerated vesting in connection with the retirement of the Company’s former President and Chief Executive Officer.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

(7) Debt

Debt consisted of the following at March 31, 2016 and December 31, 2015:

			Interest rates at
	March 31,	December 31,	March 31,
	2016	2015	2016	Maturity
Revolving Credit Facility
Credit facility	$100,000	$100,000	1.69%	September 2019

Debt
PST short-term obligations	14,205	11,556	4.85% - 19.66%	2016 - 2017
PST long-term notes	6,504	6,428	6.2% - 8.0%	2017 - 2021
Other	324	379
Total debt	21,033	18,363
Less: current portion	(16,827)	(13,905)
Total long-term debt, net	$4,206	$4,458

Revolving Credit Facility

On November 2, 2007, the Company entered into an asset-based credit facility, which permits borrowing up to a maximum level of $100,000. The Company entered into an Amended and Restated Credit and Security Agreement and a Second Amended and Restated Credit and Security Agreement on September 20, 2010 and December 1, 2011, respectively.

On September 12, 2014, the Company entered into a Third Amended and Restated Credit Agreement (the “Amended Agreement” or “Credit Facility”). The Amended Agreement provides for a $300,000 revolving credit facility, which replaced the Company’s existing $100,000 asset-based credit facility and includes a letter of credit subfacility, swing line subfacility and multicurrency subfacility. The Amended Agreement also has an accordion feature which allows the Company to increase the availability by up to $80,000 upon the satisfaction of certain conditions. The Amended Agreement extended the termination date to September 12, 2019 from December 1, 2016. On March 26, 2015, the Company entered into Amendment No. 1 (the “Amendment”) to the Amended Agreement which modified the definition of Consolidated EBITDA to allow for the add back of cash premiums and other non-cash charges related to the amendment and restatement of the Amended Agreement and the early extinguishment of the Company’s 9.5% Senior Secured Notes. Consolidated EBITDA is used in computing the Company’s leverage ratio and interest coverage ratio which are covenants within the Amended Agreement. On February 23, 2016, the Company entered into Amendment No. 2 to the Amended Agreement which amended and waived any default or potential defaults with respect to the pledging as collateral additional shares issued by a wholly owned subsidiary and newly issued shares associated with the formation of a new subsidiary.

Borrowings under the Amended Agreement will bear interest at either the Base Rate, as defined, or the LIBOR Rate, at the Company’s option, plus the applicable margin as set forth in the Amended Agreement. The Company is also subject to a commitment fee ranging from 0.20% to 0.35% based on the Company’s leverage ratio. The agreement governing the Credit Facility requires the Company to maintain a maximum leverage ratio of 3.00 to 1.00, and a minimum interest coverage ratio of 3.50 to 1.00 and places a maximum annual limit on capital expenditures. The Amended Agreement also contains other affirmative and negative covenants and events of default that are customary for credit arrangements of this type including covenants which place restrictions and/or limitations on the Company’s ability to borrow money, make capital expenditures and pay dividends. Borrowings outstanding on the Credit Facility at both March 31, 2016 and December 31, 2015 were $100,000.

The Company was in compliance with all credit facility covenants at March 31, 2016 and December 31, 2015.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

Debt

PST maintains several short-term obligations and long-term notes used for working capital purposes which have fixed annual interest rates. The weighted-average interest rates of short-term and long-term debt of PST at March 31, 2016 were 16.0% and 7.3%, respectively.  Depending on the specific note, interest is payable either monthly or annually. Principal payments on PST debt at March 31, 2016 are as follows: $16,503 from April 2016 through March 2017, $1,400 from April 2017 through December 2017, $1,082 in 2018, $1,058 in 2019, $363 in 2020 and $303 in 2021.

The Company was in compliance with all debt covenants at March 31, 2016 and December 31, 2015.

The Company's wholly-owned subsidiary located in Stockholm, Sweden, has an overdraft credit line which allows overdrafts on the subsidiary's bank account up to a maximum level of 20,000 Swedish krona, or $2,464 and $2,369, at March 31, 2016 and December 31, 2015, respectively. At March 31, 2016 and December 31, 2015, there was no balance outstanding on this bank account.

(8) Earnings (Loss) Per Share

Basic earnings (loss) per share was computed by dividing net income (loss) by the weighted-average number of Common Shares outstanding for each respective period. Diluted earnings (loss) per share was calculated by dividing net income (loss) by the weighted-average of all potentially dilutive Common Shares that were outstanding during the periods presented.

Weighted-average Common Shares outstanding used in calculating basic and diluted earnings (loss) per share were as follows:

Three months ended March 31	2016	2015
Basic weighted-average Common Shares outstanding	27,675,938	27,145,873
Effect of dilutive shares	479,835	746,806
Diluted weighted-average Common Shares outstanding	28,155,773	27,892,679

Performance-based restricted Common Shares outstanding at March 31, 2016 and March 31, 2015 were 0 and 234,450, respectively. There were also 803,100 and 710,235 performance-based right to receive Common Shares outstanding at March 31, 2016 and 2015, respectively. These performance-based restricted and right to receive Common Shares are included in the computation of diluted earnings per share based on the number of Common Shares that would be issuable if the end of the quarter were the end of the contingency period.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

(9) Changes in Accumulated Other Comprehensive Loss by Component

Changes in accumulated other comprehensive loss for the three months ended March 31, 2016 and 2015 were as follows:

	Foreign	Unrealized	Benefit
	currency	gain (loss)	plan
	translation	on derivatives	liability	Total
Balance at January 1, 2016	$(70,296)	$390	$84	$(69,822)

Other comprehensive income (loss) before reclassifications	4,728	(494)	-	4,234
Amounts reclassified from accumulated other comprehensive loss	-	44	-	44
Net other comprehensive income (loss), net of tax	4,728	(450)	-	4,278

Balance at March 31, 2016	$(65,568)	$(60)	$84	$(65,544)

Balance at January 1, 2015	$(45,603)	$1	$129	$(45,473)

Other comprehensive income (loss) before reclassifications	(14,962)	797	(45)	(14,210)
Amounts reclassified from accumulated other comprehensive loss	-	138	-	138
Net other comprehensive income (loss), net of tax	(14,962)	935	(45)	(14,072)

Balance at March 31, 2015	$(60,565)	$936	$84	$(59,545)

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

As a result of environmental studies performed at the Company’s former facility located in Sarasota, Florida, the Company became aware of soil and groundwater contamination at the site. The Company engaged an environmental engineering consultant to assess the level of contamination and to develop a remediation and monitoring plan for the site. Soil remediation at the site was completed during the year ended December 31, 2010. As the remedial action plan has been approved by the Florida Department of Environmental Protection, groundwater remediation began in the fourth quarter of 2015. During the three months ended March 1, 2016 and 2015, environmental remediation costs incurred were immaterial. At March 31, 2016 and December 31, 2015, the Company accrued a remaining undiscounted liability of $505 and $532, respectively, related to future remediation costs. At March 31, 2016 and December 31, 2015, $441 and $469, respectively, was recorded as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets while the remaining amount was recorded as a component of other long-term liabilities. A majority of the costs associated with the recorded liability will be incurred at the start of the groundwater remediation, with the balance relating to monitoring costs to be incurred over multiple years. The recorded liability is based on assumptions in the remedial action plan. Although the Company sold the Sarasota facility and related property in December 2011, the liability to remediate the site contamination remains the responsibility of the Company. Due to the ongoing site remediation, the closing terms of the sale agreement included a requirement for the Company to maintain a $2,000 letter of credit for the benefit of the buyer.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

The Company has a legal proceeding, Verde v. Stoneridge, Inc. et al., currently pending in the United States District Court for the Eastern District of Texas, Cause No. 6:14-cv-00225- KNM. The plaintiff filed this putative class action against the Company and others on March 26, 2014. The plaintiff alleges that the Company was involved in the vertical chain of manufacture, distribution, and sale of a control device (“CD”) that was incorporated into a Dodge Ram truck purchased by Plaintiff in 2006.  Plaintiff alleges that the Company breached express warranties and indemnification provisions by supplying a defective CD that was not capable of performing its intended function. The putative class consists of all Texas residents who own manual transmission Chrysler vehicles model years 1994–2007 equipped with the subject CD. Plaintiff seeks recovery of economic loss damages incurred by him and the putative class members associated with inspecting and replacing the allegedly defective CD, as well as attorneys’ fees and costs.  Plaintiff filed his motion for class certification seeking to certify a class of Texas residents who own or lease certain automobiles sold by Chrysler from 1998–2007. Plaintiff alleges this putative class would include approximately 120,000 people.  In the motion for class certification, the Plaintiff states that damages are no more than $1 per person.  A hearing on the Plaintiff’s motion for class certification was held on November 16, 2015, and the United States District Court has not yet ruled on class certification. On April 8, 2016, the Magistrate Judge granted the Company’s motion for partial summary judgment dismissing the Plaintiff’s indemnification claim; the United States District Court has not yet ruled on whether to adopt the Magistrate Judge’s ruling. Similarly, Royal v. Stoneridge, Inc. et al. is another legal proceeding currently pending in the United States District Court for the Western District of Oklahoma, Cause No. 5:14-cv-01410-F.  Plaintiffs filed this putative class action against the Company, Stoneridge Control Devices, Inc., and others on December 19, 2014.  Plaintiffs allege that the Company was involved in the vertical chain of manufacture, distribution, and sale of a CD that was incorporated into Dodge Ram trucks purchased by Plaintiffs between 1999 and 2006.  Plaintiffs allege that the Company and Stoneridge Control Devices, Inc. breached various express and implied warranties, including the implied warranty of merchantability.  Plaintiffs also seek indemnity from the Company and Stoneridge Control Devices, Inc.  The putative class consists of all owners of vehicles equipped with the subject CD, which includes various Dodge Ram trucks and other manual transmission vehicles manufactured from 1997–2007, which Plaintiffs allege is more than one million vehicles. Plaintiffs seek recovery of economic loss damages associated with inspecting and replacing the allegedly defective CD, diminished value of the subject CDs and the trucks in which they were installed, and attorneys’ fees and costs.  The amount of compensatory or other damages sought by Plaintiffs and the putative class members is unknown. On January 12, 2016, the United States District Court granted in part the Company’s and Stoneridge Control Devices, Inc.’s motions for summary judgment, and dismissed four of the Plaintiffs’ five claims against the Company and Stoneridge Control Devices, Inc. Plaintiffs have filed a motion for reconsideration of the United States District Court’s ruling, which remains pending. The Company is vigorously defending itself against the Plaintiffs’ allegations, and has and will continue to challenge the claims as well as class action certification. The Company believes the likelihood of loss is not probable or reasonably estimable, and therefore no liability has been recorded for these claims at March 31, 2016.

In September 2013, two legal proceedings were initiated by Actia Automotive (“Actia”) in a French court (the tribunal de grande instance de Paris) alleging infringement of its patents by the Company’s Electronics segment. The euro (“€”) and U.S. dollar equivalent (“$”) that Actia is seeking has been €7,000 ($8,000) for each claim for injunctive relief and monetary damages resulting from such alleged infringement. The Company believes that its products did not infringe on any of the patents claimed by Actia, and the claims are without merit. The Company is vigorously defending itself against these allegations, and it has challenged certain Actia patents in the European Patent Office. In September 2015, the French court ruled in favor of the Company on one claim, which is subject to appeal by Actia. There have been no significant changes to the facts and circumstances related to the remaining claim for the three months ended March 31, 2016. The Company believes the likelihood of loss is not probable between its defenses and challenges to Actia’s patents. As such, no liability has been recorded for these claims at March 31, 2016.

On May 24, 2013, the State Revenue Services of São Paulo issued a tax deficiency notice against PST claiming that the vehicle tracking and monitoring services it provides should be classified as communication services, and therefore subject to the State Value Added Tax – ICMS. The State Revenue Services assessment imposed the 25.0% ICMS tax on all revenues of PST related to the vehicle tracking and monitoring services rendered during the period from January 2009 through December 2010. The Brazilian real (“R$”) and U.S. dollar equivalent (“$”) of the aggregate tax assessment is approximately R$92,500 ($26,000) which is comprised of Value Added Tax – ICMS of R$13,200 ($3,700), interest of R$11,400 ($3,200) and penalties of R$67,900 ($19,100).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

The Company believes that the vehicle tracking and monitoring services are non-communication services, as defined under Brazilian tax law, subject to the municipal ISS tax, not communication services subject to state ICMS tax as claimed by the State Revenue Services of São Paulo. PST has, and will continue to collect the municipal ISS tax on the vehicle tracking and monitoring services in compliance with Brazilian tax law and will defend its tax position. PST has received a legal opinion that the merits of the case are favorable to PST, determining among other things that the imposition on the subsidiary of the State ICMS by the State Revenue Services of São Paulo is not in accordance with the Brazilian tax code. Management believes, based on the legal opinion of the Company’s Brazilian legal counsel and the results of the Brazil Administrative Court's ruling in favor of another vehicle tracking and monitoring company related to the tax deficiency notice it received, the likelihood of loss is not probable although it may take years to resolve.  As a result of the above, as of March 31, 2016 and December 31, 2015, no accrual has been recorded with respect to the tax assessment.  An unfavorable judgment on this issue for the years assessed and for subsequent years could result in significant costs to PST and adversely affect its results of operations. There have been no significant changes to the facts and circumstances related to this notice for the three months ended March 31, 2016.

In addition, PST has civil, labor and other tax contingencies for which the likelihood of loss is deemed to be reasonably possible, but not probable, by the Company’s legal advisors in Brazil. As a result, no provision has been recorded with respect to these contingencies, which amounted to R$26,700 ($7,500) and R$25,400 ($6,500) at March 31, 2016 and December 31, 2015, respectively. An unfavorable outcome on these contingencies could result in significant cost to PST and adversely affect its results of operations.

Product Warranty and Recall

Amounts accrued for product warranty and recall claims are established based on the Company's best estimate of the amounts necessary to settle existing and future claims on products sold as of the balance sheet dates. These accruals are based on several factors including past experience, production changes, industry developments and various other considerations including insurance coverage. The Company can provide no assurances that it will not experience material claims or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued or beyond what the Company may recover from its suppliers. The current portion of product warranty and recall is included as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheets. Product warranty and recall included $2,076 and $1,973 of a long-term liability at March 31, 2016 and December 31, 2015, respectively, which is included as a component of other long-term liabilities in the condensed consolidated balance sheets.

The following provides a reconciliation of changes in product warranty and recall liability:

Three months ended March 31	2016	2015
Product warranty and recall at beginning of period	$6,419	$7,601
Accruals for products shipped during period	1,358	1,381
Aggregate changes in pre-existing liabilities due to claim developments	(302)	(57)
Settlements made during the period	(348)	(1,745)
Product warranty and recall at end of period	$7,127	$7,180

(11) Business Realignment

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

Business realignment charges by reportable segment were as follows:

Three months ended March 31	2016
Electronics (A)	1,180
PST (B)	722
Total business realignment charges	$1,902

(A)	Severance costs related to selling, general and administrative and design and development were $196 and $984, respectively.
(B)	Severance costs related to cost of goods sold, selling, general and administrative and design and development were $179, $468 and $75, respectively.

Business realignment charges classified by statement of operations line item were as follows:

Three months ended March 31	2016
Cost of goods sold	$179
Selling, general and administrative	664
Design and development	1,059
Total business realignment charges	$1,902

There were no business realignment charges recorded for the three months ended March 31, 2015.

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

When a company maintains a valuation allowance in a particular jurisdiction, no net tax expense or (benefit) will typically be provided on income (loss) for that jurisdiction on an annual basis. Jurisdictions with projected income that maintain a valuation allowance typically will form part of the projected annual effective tax rate calculation discussed above. However, jurisdictions with a projected loss for the year that maintain a valuation allowance are excluded from the projected annual effective income tax rate calculation. Instead, the income tax for these jurisdictions is computed separately.

The actual year to date income tax expense (benefit) is the product of the most current projected annual effective income tax rate and the actual year to date pre-tax income (loss) adjusted for any discrete tax items. The income tax expense (benefit) for a particular quarter is the difference between the year to date calculation of income tax expense (benefit) and the year to date calculation for the prior quarter.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

The Company recognized an income tax expense of $845 and $147 from continuing operations for federal, state and foreign income taxes for the three months ended March 31, 2016 and 2015, respectively.  The increase in tax expense for the three months ended March 31, 2016 compared to the same period for 2015 was primarily due to the increase in consolidated earnings. In addition, tax expense increased due to the PST operating loss which generated a benefit for the first quarter of 2015, however, due to the valuation allowance position taken in the fourth quarter of 2015, no longer provides a tax benefit in 2016. The effective tax rate increased to 12.2% in the first quarter of 2016 from 6.5% in the first quarter of 2015 primarily due to the PST loss which, due to a full valuation allowance, negatively impacts the effective tax rate. The impact of PST on the effective tax rate was partially offset by income from the U.S. operations which, due to a full valuation allowance, positively impacts the effective tax rate.

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

The accounting policies of the Company's reportable segments are the same as those described in Note 2, “Summary of Significant Accounting Policies” of the Company's 2015 Form 10-K. The Company's management evaluates the performance of its reportable segments based primarily on revenues from external customers and operating income (loss). Inter-segment sales are accounted for on terms similar to those to third parties and are eliminated upon consolidation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

A summary of financial information by reportable segment is as follows:

Three months ended March 31	2016	2015
Net Sales:
Control Devices	$92,368	$79,870
Inter-segment sales	533	688
Control Devices net sales	92,901	80,558

Electronics	52,636	56,432
Inter-segment sales	7,027	4,966
Electronics net sales	59,663	61,398

PST	17,612	26,523
Inter-segment sales	-	-
PST net sales	17,612	26,523

Eliminations	(7,560)	(5,654)
Total net sales	$162,616	$162,825
Operating Income (Loss):
Control Devices	$13,517	$9,605
Electronics	3,820	3,424
PST	(3,117)	(2,650)
Unallocated Corporate (A)	(5,714)	(7,253)
Total operating income	$8,506	$3,126
Depreciation and Amortization:
Control Devices	$2,309	$2,459
Electronics	1,040	956
PST	1,850	2,687
Corporate	70	14
Total depreciation and amortization (B)	$5,269	$6,116
Interest Expense, net:
Control Devices	$61	$85
Electronics	39	45
PST	750	420
Corporate	664	728
Total interest expense, net	$1,514	$1,278
Capital Expenditures:
Control Devices	$2,727	$4,035
Electronics	3,131	1,938
PST	854	1,373
Corporate	105	1,144
Total capital expenditures	$6,817	$8,490

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

	March 31,	December 31,
	2016	2015
Total Assets:
Control Devices	$145,383	$127,649
Electronics	110,540	97,443
PST	105,181	100,143
Corporate (C)	280,641	288,806
Eliminations	(248,019)	(249,789)
Total assets	$393,726	$364,252

(A)	Unallocated Corporate expenses include, among other items, finance, legal, human resources and information technology costs as well as share-based compensation.
(B)	These amounts represent depreciation and amortization on property, plant and equipment and certain intangible assets.
(C)	Assets located at Corporate consist primarily of cash, intercompany loan receivables, equity investments and investments in subsidiaries.

The following table presents net sales and long-term assets for each of the geographic areas in which the Company operates:

Three months ended March 31	2016	2015
Net Sales:
North America	$99,119	$89,753
South America	17,612	26,523
Europe and Other	45,885	46,549
Total net sales	$162,616	$162,825

	March 31,	December 31,
	2016	2015
Long-term Assets:
North America	$60,547	$60,099
South America	60,799	56,943
Europe and Other	17,073	15,301
Total long-term assets	$138,419	$132,343

(14) Investments

Minda Stoneridge Instruments Ltd.

The Company has a 49% interest in Minda Stoneridge Instruments Ltd. (“Minda”), a company based in India that manufactures electronics, instrumentation equipment and sensors primarily for the motorcycle and commercial vehicle market. The investment is accounted for under the equity method of accounting. The Company's investment in Minda, recorded as a component of investments and other long-term assets, net on the condensed consolidated balance sheets, was $7,067 and $6,929 at March 31, 2016 and December 31, 2015, respectively. Equity in earnings of Minda included in the condensed consolidated statements of operations was $143 and $189, for the three months ended March 31, 2016 and 2015, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

PST Eletrônica Ltda.

The Company has a 74% controlling interest in PST. Noncontrolling interest in PST increased to $13,370 at March 31, 2016 due to comprehensive income of $60 resulting from a favorable change in foreign currency translation of $1,190 partially offset by a proportionate share of its net loss of $1,130 for the three months ended March 31, 2016. Noncontrolling interest in PST decreased to $18,321 at March 31, 2015 due to comprehensive loss of $4,229 resulting from a proportionate share of its net loss of $409 and an unfavorable change in foreign currency translation of $3,820.

PST has dividends payable declared in previous years to noncontrolling interest of $10,842 Brazilian real ($3,046) at March 31, 2016.

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

First Quarter Overview

Income from continuing operations attributable to Stoneridge. Inc. of $7.2 million, or $0.26 per diluted share for the three months ended March 31, 2016 increased by $4.7 million, or $0.17 per diluted share from $2.5 million, or $0.09 per diluted share for the three months ended March 31, 2015. The increase in income from continuing operations is due to an increase in gross profit primarily related to higher sales in our Control Devices segment and lower material costs in our Electronics segment resulting from a change in foreign currency exchange rates. Also, selling, general and administrative expenses decreased due to the accelerated vesting of share-based awards in connection with the retirement of our former President and Chief Executive Officer (“CEO”) in the first quarter of 2015 of $2.2 million. These were partially offset by 2016 business realignment charges related to our Electronics and PST segments of $1.2 million and $0.7 million, respectively, and higher income tax expense of $0.7 million for the three months ended March 31, 2016.

Net sales decreased by $0.2 million, or 0.1%, compared to the first quarter of 2015 as higher sales in our Control Devices segment were offset by lower sales in our PST and Electronics segments. The increase in sales in our Control Devices segment was due to new product sales and growth in North American automotive market sales while our PST and Electronics segment sales decreased due to an unfavorable foreign currency translation and lower sales volume.

At March 31, 2016 and December 31, 2015, we had cash and cash equivalents balances of $48.4 million and $54.4 million, respectively. The decrease during the first quarter of 2016 was primarily due to maintaining higher working capital levels. At March 31, 2016 and December 31, 2015 we had $100.0 million in borrowings outstanding on our $300.0 million Credit Facility.

Outlook

We expect improved financial performance to continue throughout 2016 compared to 2015 because of new product launches and savings from previously incurred business realignment activities.

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

The North American commercial vehicle market is expected to decline for the remainder of 2016 while the European commercial vehicle market is forecasted to remain at approximately the same level with 2015.

Our PST segment revenues and operating performance continue to be adversely impacted by weakness of the Brazilian economy and automotive market and was negatively impacted by unfavorable foreign currency translation. In April 2016, the International Monetary Fund (IMF) lowered its forecasts for the Brazil gross domestic product (“GDP”) to decline 3.8% in 2016 and then remain level in 2017. Based on the forecasted negative GDP growth of the Brazilian economy in 2016, PST’s sales and earnings expectations continue to be moderated. As there is significant uncertainty regarding the timing and magnitude of a recovery in the Brazilian economy and automotive market, PST continues to realign its cost structure to mitigate the effect on earnings and cash flows of possible continued weakened product demand and unfavorable foreign currency exchange rates.

We regularly evaluate the performance of our businesses and their cost structures, including personnel, and make necessary changes thereto in order to optimize our results.  We also evaluate the required skill sets of our personnel and periodically make strategic changes.  As a consequence of these actions, we incur severance related costs which we refer to as business realignment charges.

A significant portion of our sales are outside of the United States. These sales are generated by our non-U.S. based operations, and therefore, movements in foreign currency exchange rates can have a significant effect on our results of operations, which are presented in U.S. dollars. A significant portion of our raw materials purchased by our Electronics and PST segments are denominated in U.S. dollars, and therefore movements in foreign currency exchange rates can also have a significant effect on our results of operations. While the U.S. dollar strengthened significantly against the Swedish krona, euro and Brazilian real in 2015 increasing our material costs and reducing our reported results, the U.S. dollar weakened against these currencies in the first quarter of 2016.

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

In March 2016, we announced the relocation of our corporate headquarters from Warren, Ohio to Novi, Michigan, which will occur primarily during the third and fourth quarters of 2016.  As a result, the Company will incur relocation costs of approximately $2.0 million to $2.5 million including employee retention, severance, recruiting, relocation and professional fees.  The new headquarters will expand our presence in the Detroit metropolitan area and improve access to key customers, decision makers and influencers in the automotive and commercial vehicle markets that we serve.  In connection with the relocation, the Company is eligible for a Michigan Business Development Program grant of up to $1.4 million based upon the number of new jobs created in Michigan, along with talent services and training support from Oakland County Michigan Works!. Also, the city of Novi has offered support in the form of property tax abatements.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

					Dollar
					increase /
Three months ended March 31	2016		2015		(decrease)
Net sales	$162,616	100.0%	$162,825	100.0%	$(209)
Costs and expenses:
Cost of goods sold	117,455	72.2	119,177	73.2	(1,722)
Selling, general and administrative	25,772	15.9	30,742	18.9	(4,970)
Design and development	10,883	6.7	9,780	6.0	1,103
Operating income	8,506	5.2	3,126	1.9	5,380
Interest expense, net	1,514	0.9	1,278	0.8	236
Equity in earnings of investee	(143)	(0.1)	(189)	(0.1)	46
Other (income) expense, net	181	0.1	(213)	(0.2)	394
Income before income taxes from continuing operations	6,954	4.3	2,250	1.4	4,704
Income tax expense from continuing operations	845	0.5	147	0.1	698
Income from continuing operations	6,109	3.8	2,103	1.3	4,006
Loss from discontinued operations	-	-	(168)	(0.1)	168
Net income	6,109	3.8	1,935	1.2	4,174
Net loss attributable to noncontrolling interest	(1,130)	(0.7)	(409)	(0.2)	(721)
Net income attributable to Stoneridge, Inc.	$7,239	4.5%	$2,344	1.4%	$4,895

Net Sales. Net sales for our reportable segments, excluding inter-segment sales, are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Three months ended March 31	2016		2015		(decrease)	(decrease)
Control Devices	$92,368	56.8%	$79,870	49.0%	$12,498	15.6%
Electronics	52,636	32.4	56,432	34.7	(3,796)	(6.7)
PST	17,612	10.8	26,523	16.3	(8,911)	(33.6)
Total net sales	$162,616	100.0%	$162,825	100.0%	$(209)	(0.1)%

Our Control Devices segment net sales increased primarily due to new product sales and growth in the North American automotive market of $11.9 million and new product sales and higher volume in our commercial vehicle market of $1.0 million during the first quarter of 2016 which were offset by a decrease in agricultural sales volume of $0.2 million.

Our Electronics segment net sales decreased primarily due to a decrease in sales volume in our North American commercial vehicle products of $2.9 million and an unfavorable foreign currency translation of $0.8 million.

Our PST segment net sales decreased primarily due an unfavorable foreign currency translation which reduced sales by $7.1 million, or 26.6% as well as lower product volume as a result of continued weakness in the Brazilian economy and automotive market.

Net sales by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Three months ended March 31	2016		2015		(decrease)	(decrease)
North America	$99,119	61.0%	$89,753	55.1%	$9,366	10.4%
South America	17,612	10.8	26,523	16.3	(8,911)	(33.6)
Europe and Other	45,885	28.2	46,549	28.6	(664)	(1.4)
Total net sales	$162,616	100.0%	$162,825	100.0%	$(209)	(0.1)%

The increase in North American net sales was primarily attributable to new product sales and growth in our Control Devices North American automotive market of $11.9 million which was partially offset by decreased sales volume in our Electronics North American commercial vehicle market of $2.9 million. The decrease in net sales in South America was due to an unfavorable foreign currency translation and lower PST product volume as a result of weakness in the Brazilian economy and automotive market. The decrease in net sales in Europe and Other was primarily due to an unfavorable foreign currency translation of $0.8 million.

Cost of Goods Sold and Gross Margin. Cost of goods sold decreased by 1.4% primarily related to a favorable change in foreign currency exchange rates in our Electronics segment which decreased its direct material costs. Our material cost as a percentage of net sales decreased to 51.1% for the first quarter of 2016 compared to 51.6% for the first quarter of 2015. As a result, our gross margin increased by 1.0% to 27.8% for the first quarter of 2016 compared to 26.8% for the first quarter of 2015. The lower direct material costs in our Electronics segment were partially offset by higher direct material costs in our PST segment due to unfavorable movement in foreign currency exchange rates.

Our Control Devices segment gross margin increased primarily due to the benefit of increased sales levels.

Our Electronics segment gross margin increased primarily due to lower material costs resulting from a movement in foreign currency exchange rates.

Our PST segment gross margin decreased as sales price increases were more than offset by higher material costs, lower sales volume and business realignment charges of $0.2 million.

Selling, General and Administrative (“SG&A”). SG&A expenses decreased by $5.0 million compared to the first quarter of 2015 due to lower SG&A costs in our PST segment primarily due to foreign currency translation resulting from movement in foreign currency exchange rates. Also, SG&A expenses in our unallocated corporate segment decreased due to lower share-based compensation of $2.2 million incurred in connection with accelerated vesting associated with the retirement of our former President and CEO of $2.2 million in the first quarter of 2015. SG&A expenses in our Electronics segment decreased slightly due to a favorable change in foreign currency exchange rates. Partially offsetting this decrease was higher professional fees and other expenses related to unallocated corporate and an increase in total SG&A business realignment charges of $0.7 million related to our Electronics and PST segments for the first quarter of 2016.

Design and Development (“D&D”). D&D costs increased by $1.1 million primarily due to business realignment charges in our Electronics segment and development costs related to new product launches in our Control Devices segment. Business realignment charges related to our Electronics and PST segments were $1.0 million for the first quarter of 2016. The increase in product development costs was partially offset by lower costs in our PST segment due to a favorable movement in foreign currency exchange rates.

Operating Income. Operating income (loss) is summarized in the following table by continuing reportable segment (in thousands):

			Dollar	Percent
			increase /	increase /
Three months ended March 31	2016	2015	(decrease)	(decrease)
Control Devices	$13,517	$9,605	$3,912	40.7%
Electronics	3,820	3,424	396	11.6
PST	(3,117)	(2,650)	(467)	(17.6)
Unallocated corporate	(5,714)	(7,253)	1,539	21.2
Operating income	$8,506	$3,126	$5,380	172.1%

Our Control Devices segment operating income increased primarily due to an increase in sales which was partially offset by higher D&D costs related to new product launches.

Our Electronics segment operating income increased primarily due to lower material costs which were partially offset by an increase in business realignment charges of $1.2 million for the first quarter of 2016.

Our PST segment operating performance decreased primarily due to business realignment charges of $0.7 million for the first quarter of 2016. Sales price increases were substantially offset by higher material costs resulting from an unfavorable movement in foreign currency exchange rates and lower sales volume as a result of continued weakness in the Brazilian economy and automotive market.

Our unallocated corporate operating loss decreased primarily due to lower share-based compensation expense as the prior period included expense for the acceleration of the vesting associated with the retirement of our President and CEO of $2.2 million. This decrease was partially offset by higher professional fees and other expenses.

Operating income (loss) by geographic location is summarized in the following table (in thousands):

			Dollar	Percent
			increase /	increase /
Three months ended March 31	2016	2015	(decrease)	(decrease)
North America	$8,339	$3,865	$4,474	115.8%
South America	(3,117)	(2,650)	(467)	(17.6)
Europe and Other	3,284	1,911	1,373	71.8
Operating income	$8,506	$3,126	$5,380	172.1%

Our North American operating results increased primarily due to increased sales in the North American automotive market which were partially offset by higher D&D costs. The decrease in performance in South America was primarily due to an unfavorable change in foreign currency exchange rates, lower sales volume and $0.7 million in business realignment charges. Our results in Europe and Other increased due primarily to lower material costs resulting from a favorable movement in foreign currency exchange rates offset by lower sales volume and an increase in D&D costs resulting from business realignment charges.

Interest Expense, net. Interest expense, net increased by $0.2 million compared to the prior year first quarter primarily due to a higher weighted-average interest rate related to our PST debt.

Equity in Earnings of Investee. Equity earnings for Minda were $0.1 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively. The slight increase in sales over the prior period was more than offset by higher operating costs and an unfavorable change in foreign currency exchange rates.

Other (Income) Expense, net. We record certain foreign currency transaction and forward currency hedge contract (gains) losses as a component of other (income) expense, net on the condensed consolidated statement of operations. Other expense, net increased by $0.4 million to $0.1 million for the first quarter of 2016 compared to $(0.2) million for the first quarter of 2015 due to an unfavorable change in certain foreign exchange rates primarily related to the Argentinian peso.

Expense (Benefit) for Income Taxes from Continuing Operations. We recognized income tax expense of $0.8 million and $0.1 million from continuing operations for federal, state and foreign income taxes for the first quarter of 2016 and 2015, respectively. The increase in tax expense for the three months ended March 31, 2016 compared to the same period for 2015 was primarily due to the increase in consolidated earnings. In addition, tax expense increased due to the PST operating loss which generated a benefit for the first quarter of 2015, however, due to the valuation allowance position taken in the fourth quarter of 2015, no longer provides a tax benefit in 2016. The effective tax rate increased to 12.2% in the first quarter of 2016 from 6.5% in the first quarter of 2015 primarily due to the PST loss which, due to a full valuation allowance, negatively impacts the effective tax rate. The impact of PST on the effective tax rate was partially offset by income from our U.S. operations which, due to a full valuation allowance, positively impacts the effective tax rate.

Liquidity and Capital Resources

Summary of Cash Flows (in thousands):

			Dollar
			increase /
Three months ended March 31 (in thousands)	2016	2015	(decrease)
Net cash provided by (used for):
Operating activities	$1,132	$(4,279)	$5,411
Investing activities	(6,736)	(8,473)	1,737
Financing activities	(1,238)	(4,388)	3,150
Effect of exchange rate changes on cash and cash equivalents	854	(2,012)	2,866
Net change in cash and cash equivalents	$(5,988)	$(19,152)	$13,164

Cash provided by operating activities, which includes cash flows from the Wiring discontinued operations in 2015, increased primarily due to lower working capital and an increase in net income. Our receivable terms and collections rates have remained consistent between periods presented.

Net cash used for investing activities decreased due to lower capital expenditures in the current period.

Net cash used for financing activities decreased primarily due to lower repayments of debt in the current period.

As outlined in Note 7 to our condensed consolidated financial statements, our Credit Facility permits borrowing up to a maximum level of $300.0 million which includes an accordion feature which allows the Company to increase the availability by up to $80.0 million upon the satisfaction of certain conditions. This variable rate facility provides the flexibility to refinance other outstanding debt or finance acquisitions through September 2019. The Credit Facility contains certain financial covenants that require the Company to maintain less than a maximum leverage ratio and more than a minimum interest coverage ratio. The Credit Facility also contains affirmative and negative covenants and events of default that are customary for credit arrangements of this type including covenants which place restrictions and/or limitations on the Company’s ability to borrow money, make capital expenditures and pay dividends. The Credit Facility had an outstanding balance of $100.0 million at March 31, 2016. The Company was in compliance with all covenants at March 31, 2016. The covenants included in our Credit Facility to date have not and are not expected to limit our financing flexibility.

PST maintains several short-term obligations and long-term loans used for working capital purposes. At March 31, 2016, there was $20.7 million of PST debt outstanding.  Principal payments on PST debt at March 31, 2016 are as follows: $16.5 million from April 2015 to March 2017, $1.4 million from April 2017 to December 2017, $1.1 million in 2018, $1.0 million in 2019, $0.4 million in 2020 and $0.3 million in 2021.

The Company's wholly owned subsidiary located in Stockholm, Sweden, has an overdraft credit line which allows overdrafts on the subsidiary's bank account up to a maximum level of 20.0 million Swedish krona, or $2.5 million, at March 31, 2016. At March 31, 2016, there were no overdrafts on the bank account.

Due to the deterioration of the Brazilian economy and automotive market in 2015 and first quarter of 2016, PST had lower earnings and cash flows.  Also, PST has experienced slower customer payments of receivables, which combined with lower earnings has made its liquidity more challenging.  As such, PST has and continues to evaluate and utilize several funding sources including factoring receivables and short-term loans from banks to provide necessary funding.

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

At March 31, 2016, we had a cash and cash equivalents balance of approximately $48.4 million, of which $22.0 million was held in the United States and $26.4 million was held in foreign locations. The decrease from $54.4 million at December 31, 2015 was due to higher working capital, capital expenditures to support the launch of new products, repayment of debt and the repurchase of common shares to satisfy employee tax withholding obligations.

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

Critical Accounting Policies and Estimates

The Company's critical accounting policies, which include management's best estimates and judgments, are included in Part II, Item 7, to the consolidated financial statements of the Company's 2015 Form 10-K. These accounting policies are considered critical as disclosed in the Critical Accounting Policies and Estimates section of Management's Discussion and Analysis of the Company's 2015 Form 10-K because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates.

Information regarding other significant accounting policies is included in Note 2 to our consolidated financial statements in Item 8 of Part II of the Company’s 2015 Form 10-K.

Inflation and International Presence

Given the current economic conditions of countries and recent fluctuations in certain foreign currency exchange rates and commodity prices, we believe that a negative change in such items could significantly affect our profitability.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk presented within Part II, Item 7A of the Company's 2015 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2016, an evaluation was performed under the supervision and with the participation of the Company's management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the PEO and PFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three months ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes with respect to risk factors previously disclosed in the Company's 2015 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to repurchases of Common Shares made by us during the three months ended March 31, 2016. These shares were delivered to us by employees as payment for the withholding taxes due upon vesting of restricted share awards:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
1/1/16-1/31/16	-	-	N/A	N/A
2/1/16-2/29/16	121,503	$11.06	N/A	N/A
3/1/16-3/31/16	-	-	N/A	N/A
Total	121,503

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

STONERIDGE, INC.

Date: May 5, 2016	/s/ Jonathan B. DeGaynor
Jonathan B. DeGaynor President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2016	/s/ George E. Strickler
George E. Strickler
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit

10.1	Amendment No. 2 and Waiver to Third Amended and Restated Credit Agreement dated February 23, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 24, 2016).

10.2	Stoneridge, Inc. Amended and Restated Long-Term Incentive Plan - 2016 Performance Shares Agreement, filed herewith.

10.3	Stoneridge, Inc. Amended and Restated Long-Term Incentive Plan - 2016 Share Units Agreement, filed herewith.

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

	101	XBRL Exhibits:
	101.INS	XBRL Instance Document
	101.SCH	XBRL Schema Document
	101.CAL	XBRL Calculation Linkbase Document
	101.DEF	XBRL Definition Linkbase Document
	101.LAB	XBRL Labels Linkbase Document
	101.PRE	XBRL Presentation Linkbase Document

