Form 10-Q
period 2016-06-30
STONERIDGE INC
filed 2016-08-03
CIK 1043337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2016

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

The number of Common Shares, without par value, outstanding as of July 29, 2016 was 27,842,883.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(in thousands)	2016	2015
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$55,284	$54,361
Accounts receivable, less reserves of $1,592 and $1,066, respectively	125,638	94,937
Inventories, net	68,294	61,009
Prepaid expenses and other current assets	26,566	21,602
Total current assets	275,782	231,909

Long-term assets:
Property, plant and equipment, net	89,991	85,264
Intangible assets, net and goodwill	42,623	36,699
Investments and other long-term assets, net	10,803	10,380
Total long-term assets	143,417	132,343
Total assets	$419,199	$364,252

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of debt	$13,882	$13,905
Accounts payable	73,493	55,225
Accrued expenses and other current liabilities	43,317	38,920
Total current liabilities	130,692	108,050

Long-term liabilities:
Revolving credit facility	100,000	100,000
Long-term debt, net	6,914	4,458
Deferred income taxes	43,533	41,332
Other long-term liabilities	4,163	3,983
Total long-term liabilities	154,610	149,773

Shareholders' equity:
Preferred Shares, without par value, 5,000 shares authorized, none issued	-	-
Common Shares, without par value, 60,000 shares authorized, 28,966 and 28,907 shares issued and 27,843 and 27,912 shares outstanding at June 30, 2016 and December 31, 2015, respectively, with no stated value	-	-
Additional paid-in capital	202,283	199,254
Common Shares held in treasury, 1,123 and 995 shares at June 30, 2016 and December 31, 2015, respectively, at cost	(5,592)	(4,208)
Accumulated deficit	(13,295)	(32,105)
Accumulated other comprehensive loss	(63,670)	(69,822)
Total Stoneridge, Inc. shareholders' equity	119,726	93,119
Noncontrolling interest	14,171	13,310
Total shareholders' equity	133,897	106,429
Total liabilities and shareholders' equity	$419,199	$364,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2016	2015	2016	2015

Net sales	$186,903	$165,289	$349,519	$328,114

Costs and expenses:
Cost of goods sold	134,152	119,343	251,607	238,520
Selling, general and administrative	29,247	28,482	55,019	59,224
Design and development	9,878	10,049	20,761	19,829

Operating income	13,626	7,415	22,132	10,541
Interest expense, net	1,840	1,658	3,354	2,936
Equity in earnings of investee	(153)	(143)	(296)	(332)
Other income, net	(406)	(47)	(225)	(260)

Income before income taxes from continuing operations	12,345	5,947	19,299	8,197

Income tax expense (benefit) from continuing operations	1,350	(381)	2,195	(234)

Income from continuing operations	10,995	6,328	17,104	8,431

Income (loss) from discontinued operations	-	55	-	(113)

Net income	10,995	6,383	17,104	8,318

Net loss attributable to noncontrolling interest	(576)	(596)	(1,706)	(1,005)

Net income attributable to Stoneridge, Inc.	$11,571	$6,979	$18,810	$9,323

Earnings per share from continuing operations attributable Stoneridge, Inc.:
Basic	$0.42	$0.26	$0.68	$0.35
Diluted	$0.41	$0.25	$0.67	$0.34

Earnings per share attributable to discontinued operations:
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00

Earnings per share attributable to Stoneridge, Inc.:
Basic	$0.42	$0.26	$0.68	$0.35
Diluted	$0.41	$0.25	$0.67	$0.34

Weighted-average shares outstanding:
Basic	27,791	27,308	27,733	27,227
Diluted	28,262	27,945	28,208	27,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015

Net income	$10,995	$6,383	$17,104	$8,318
Less: Loss attributable to noncontrolling interest	(576)	(596)	(1,706)	(1,005)
Net income attributable to Stoneridge, Inc.	11,571	6,979	18,810	9,323

Other comprehensive income (loss), net of tax attributable to Stoneridge, Inc.:
Foreign currency translation	1,833	3,022	6,561	(11,940)
Benefit plan liability	-	-	-	(45)
Unrealized gain (loss) on derivatives	41	(728)	(409)	207
Other comprehensive income (loss), net of tax attributable to Stoneridge, Inc.	1,874	2,294	6,152	(11,778)

Comprehensive income (loss) attributable to Stoneridge, Inc.	$13,445	$9,273	$24,962	$(2,455)

The Company has combined comprehensive income (loss) from continuing operations and comprehensive loss from discontinued operations herein.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six months ended June 30 (in thousands)	2016	2015

OPERATING ACTIVITIES:
Net income	$17,104	$8,318
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	9,606	9,998
Amortization, including accretion of debt discount	1,725	2,101
Deferred income taxes	548	(1,355)
Earnings of equity method investee	(296)	(332)
(Gain) loss on sale of fixed assets	(188)	59
Share-based compensation expense	2,888	4,482
Loss on disposal of Wiring business	-	113
Changes in operating assets and liabilities:
Accounts receivable, net	(28,538)	(14,637)
Inventories, net	(2,448)	(16,920)
Prepaid expenses and other assets	(5,386)	(2,920)
Accounts payable	19,430	12,935
Accrued expenses and other liabilities	3,349	(210)
Net cash provided by operating activities	17,794	1,632

INVESTING ACTIVITIES:
Capital expenditures	(12,006)	(15,229)
Proceeds from sale of fixed assets	354	36
Payments related to sale of Wiring business	-	(1,230)
Business acquisition	-	(469)
Net cash used for investing activities	(11,652)	(16,892)

FINANCING ACTIVITIES:
Proceeds from issuance of debt	11,800	12,088
Repayments of debt	(15,611)	(14,206)
Other financing costs	-	(49)
Repurchase of Common Shares to satisfy employee tax withholding	(1,384)	(1,181)
Net cash used for financing activities	(5,195)	(3,348)

Effect of exchange rate changes on cash and cash equivalents	(24)	(1,553)
Net change in cash and cash equivalents	923	(20,161)
Cash and cash equivalents at beginning of period	54,361	43,021

Cash and cash equivalents at end of period	$55,284	$22,860

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,015	$2,867
Cash paid for income taxes, net	$1,733	$1,185

Supplemental disclosure of non-cash operating and financing activities:
Bank payment of vendor payables under short-term debt obligations	$2,122	$2,955

The Company has combined cash flows from continuing operations and cash flows from discontinued operations within the operating, investing and financing categories.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

(1) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Stoneridge, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the SEC's rules and regulations. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year.

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

(3) Discontinued Operations

Wiring Business

On August 1, 2014, the Company completed the sale of substantially all of the assets and liabilities of its Wiring business to Motherson Sumi Systems Ltd., an India-based manufacturer of diversified products for the global automotive industry, and MSSL (GB) LIMITED (collectively, “Motherson”), for $71,386 in cash that consisted of the stated purchase price and estimated working capital on the closing date. The final purchase price was subject to post-closing working capital and other adjustments. Upon the final resolution of the working capital and other adjustments in the second quarter of 2015, the Company returned $1,230 in cash to Motherson.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

The Company had post-disposition sales to the Wiring business acquired by Motherson for the three and six months ended June 30, 2016 of $5,065 and $10,751, respectively, and $7,047 and $14,275 for the three and six months ended June 30, 2015, respectively. The Company had post-disposition purchases from the Wiring business acquired by Motherson of $86 and $194 for the three and six months ended June 30, 2016, respectively, and $173 and $341 for the three and six months ended June 30, 2015, respectively.

There was no activity related to discontinued operations for the Wiring business in the condensed consolidated statements of operations for the three and six months ended June 30, 2016.

The following table displays summarized activity in the condensed consolidated statements of operations for discontinued operations related to the Wiring business:

	Three months	Six months
	ended June 30,	ended June 30,
	2015	2015

Gain (loss) on disposal (A)	$67	$(112)
Income tax expense on gain (loss) on disposal	(12)	(1)
Gain (loss) on disposal, net of tax	55	(113)

Gain (loss) from discontinued operations	$55	$(113)

(A)	The gain (loss) on disposal for the three and six months ended June 30, 2015 included transaction costs of $51 and $98, respectively. The gain (loss) on disposal also included a working capital and other adjustments of $(118) and $14 for the three and six months ended June 30, 2015, respectively.

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

	June 30,	December 31,
	2016	2015
Raw materials	$39,904	$36,021
Work-in-progress	8,575	7,162
Finished goods	19,815	17,826
Total inventories, net	$68,294	$61,009

Inventory valued using the FIFO method was $41,637 and $35,378 at June 30, 2016 and December 31, 2015, respectively. Inventory valued using the average cost method was $26,657 and $25,631 at June 30, 2016 and December 31, 2015, respectively.

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

Derivative Instruments and Hedging Activities

On June 30, 2016, the Company had open foreign currency forward contracts which are used solely for hedging and not for speculative purposes. Management believes that its use of these instruments to reduce risk is in the Company's best interest.  The counterparties to these financial instruments are financial institutions with investment grade credit ratings.

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

The Company's foreign currency forward contracts offset a portion of the gains and losses on the underlying foreign currency denominated transactions as follows:

Euro-denominated Foreign Currency Forward Contract

At June 30, 2016 and December 31, 2015, the Company held a foreign currency forward contract with underlying notional amounts of $1,687 and $1,647, respectively, to reduce the exposure related to the Company's euro-denominated intercompany loans. This contract expires in September 2016. The euro-denominated foreign currency forward contract was not designated as a hedging instrument. The Company recognized a gain of $43 and a loss of $72 for the three months ended June 30, 2016 and 2015, respectively, in the condensed consolidated statements of operations as a component of other income, net related to the euro-denominated contract. For the six months ended June 30, 2016 and 2015, the Company recognized a loss of $39 and a gain of $316, respectively, related to this contract.

U.S. dollar-denominated Foreign Currency Forward Contracts – Cash Flow Hedges

The Company entered into on behalf of one of its European Electronics subsidiaries whose functional currency is the Swedish krona, U.S. dollar-denominated currency contracts with a notional amount at June 30, 2016 of $5,039 which expire ratably on a monthly basis from July 2016 through December 2016, compared to a notional amount of $10,007 at December 31, 2015.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

The Company entered into on behalf of one of its European Electronics subsidiaries whose functional currency is the euro, U.S. dollar-denominated currency contracts with a notional amount at June 30, 2016 of $1,164 which expire ratably on a monthly basis from July 2016 through December 2016, compared to a notional amount of $2,421 at December 31, 2015.

The Company evaluated the effectiveness of the U.S. dollar-denominated foreign currency forward contracts held as of June 30, 2016 and December 31, 2015 and concluded that the hedges were effective.

Mexican peso-denominated Foreign Currency Forward Contracts – Cash Flow Hedge

The Company holds Mexican peso-denominated foreign currency forward contracts with notional amounts at June 30, 2016 of $4,853 which expire ratably on a monthly basis from July 2016 through December 2016, compared to a notional amount of $9,780 at December 31, 2015.

The Company evaluated the effectiveness of the Mexican peso-denominated foreign currency forward contracts held as of June 30, 2016 and December 31, 2015 and concluded that the hedges were effective.

The notional amounts and fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

			Prepaid expenses
	Notional		and other current assets /		Accrued expenses and
	amounts (A)		other long-term assets		other current liabilities
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2016	2015	2016	2015	2016	2015
Derivatives designated as hedging instruments
Cash Flow Hedges:
Forward currency contracts	$11,056	$22,208	$250	$474	$269	$84

Derivatives not designated as hedging instruments
Forward currency contracts	$1,687	$1,647	$-	$-	$2	$9

(A)	Notional amounts represent the gross contract in U.S. dollars of the derivatives outstanding.

Amounts recorded for the cash flow hedges in other comprehensive income (loss) and in net income for the three months ended June 30 are as follows:

	Loss recorded		Loss reclassified from
	in other comprehensive		other comprehensive income
	income (loss)		(loss) into net income
	2016	2015	2016	2015
Derivatives designated as cash flow hedges:
Forward currency contracts	$(33)	$(900)	$(74)	$(172)
Total derivatives designated as cash flow hedges	$(33)	$(900)	$(74)	$(172)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

Amounts recorded for the cash flow hedges in other comprehensive income (loss) and in net income for the six months ended June 30 are as follows:

	Loss recorded		Loss reclassified from
	in other comprehensive		other comprehensive income
	income (loss)		(loss) into net income
	2016	2015	2016	2015
Derivatives designated as cash flow hedges:
Forward currency contracts	$(527)	$(103)	$(118)	$(310)
Total derivatives designated as cash flow hedges	$(527)	$(103)	$(118)	$(310)

Gains and losses reclassified from other comprehensive income (loss) into net income were recognized in cost of goods sold in the Company's condensed consolidated statements of operations.

The net deferred loss of $19 on the cash flow hedge derivatives will be reclassified from other comprehensive income (loss) to the condensed consolidated statements of operations through December 2016.

Fair Value Measurements

The Company’s assets and liabilities are measured at fair value on a recurring basis and are categorized using the three levels of the fair value hierarchy based on the reliability of the inputs used. Fair values estimated using Level 1 inputs consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Fair values estimated using Level 2 inputs, other than quoted prices, are observable for the asset or liability, either directly or indirectly and include among other things, quoted prices for similar assets or liabilities in markets that are active or inactive as well as inputs other than quoted prices that are observable. For forward currency contracts, inputs include foreign currency exchange rates. Fair values estimated using Level 3 inputs consist of significant unobservable inputs.

The Company did not have any financial assets or liabilities fair valued using level 1 or level 3 inputs at June 30, 2016 or December 31, 2015. The fair value of financial assets using level 2 inputs related to forward currency contracts were $250 and $474 at June 30, 2016 and December 31, 2015, respectively. The fair value of financial liabilities using level 2 inputs related to forward currency contracts were $271 and $93 at June 30, 2016 and December 31, 2015, respectively.

(6) Share-Based Compensation

Compensation expense for share-based compensation arrangements, which is recognized in the condensed consolidated statements of operations as a component of selling, general and administrative expenses, was $1,928 and $1,157 for the three months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016 total share-based compensation was $2,888 compared to $4,482 for the six months ended June 30, 2015.

The three and six months ended June 30, 2016 included $545 related to the modification of the retirement notice provisions of certain awards. The six months ended June 30, 2015 included $2,225 from the accelerated vesting in connection with the retirement of the Company’s former President and Chief Executive Officer.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

(7) Debt

Debt consisted of the following at June 30, 2016 and December 31, 2015:

			Interest rates at
	June 30,	December 31,	June 30,
	2016	2015	2016	Maturity
Revolving Credit Facility
Credit facility	$100,000	$100,000	1.94%	September 2019

Debt
PST short-term obligations	10,673	11,556	4.27% - 20.28%	2016 - 2017
PST long-term notes	9,851	6,428	6.20% - 17.64%	2017 - 2021
Other	272	379
Total debt	20,796	18,363
Less: current portion	(13,882)	(13,905)
Total long-term debt, net	$6,914	$4,458

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

Borrowings under the Amended Agreement will bear interest at either the Base Rate, as defined, or the LIBOR Rate, at the Company’s option, plus the applicable margin as set forth in the Amended Agreement. The Company is also subject to a commitment fee ranging from 0.20% to 0.35% based on the Company’s leverage ratio. The agreement governing our Credit Facility requires the Company to maintain a maximum leverage ratio of 3.00 to 1.00, and a minimum interest coverage ratio of 3.50 to 1.00 and places a maximum annual limit on capital expenditures. The Amended Agreement also contains other affirmative and negative covenants and events of default that are customary for credit arrangements of this type including covenants which place restrictions and/or limitations on the Company’s ability to borrow money, make capital expenditures and pay dividends. Borrowings outstanding on the Credit Facility at both June 30, 2016 and December 31, 2015 were $100,000.

The Company was in compliance with all credit facility covenants at June 30, 2016 and December 31, 2015.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

Debt

PST maintains several short-term obligations and long-term notes used for working capital purposes which have fixed annual interest rates. The weighted-average interest rates of short-term and long-term debt of PST at June 30, 2016 were 14.1% and 10.7%, respectively.  Depending on the specific note, interest is payable either monthly or annually. Principal repayments on PST debt at June 30, 2016 are as follows: $13,610 from July 2016 through June 2017, $1,611 from July 2017 through December 2017, $3,052 in 2018, $1,480 in 2019, $402 in 2020 and $369 in 2021.

The Company was in compliance with all debt covenants at June 30, 2016 and December 31, 2015.

The Company's wholly-owned subsidiary located in Stockholm, Sweden, has an overdraft credit line which allows overdrafts on the subsidiary's bank account up to a maximum level of 20,000 Swedish krona, or $2,364 and $2,369, at June 30, 2016 and December 31, 2015, respectively. At June 30, 2016 and December 31, 2015, there was no balance outstanding on this bank account.

(8) Earnings Per Share

Basic earnings per share was computed by dividing net income by the weighted-average number of Common Shares outstanding for each respective period. Diluted earnings per share was calculated by dividing net income by the weighted-average of all potentially dilutive Common Shares that were outstanding during the periods presented.

Weighted-average Common Shares outstanding used in calculating basic and diluted earnings per share were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Basic weighted-average Common Shares outstanding	27,790,639	27,307,864	27,733,288	27,226,868
Effect of dilutive shares	471,515	637,060	474,466	635,703
Diluted weighted-average Common Shares outstanding	28,262,154	27,944,924	28,207,754	27,862,571

Performance-based restricted Common Shares outstanding at June 30, 2016 and 2015 were 0 and 134,250, respectively. There were also 819,914 and 573,885 performance-based right to receive Common Shares outstanding at June 30, 2016 and 2015, respectively. These performance-based restricted and right to receive Common Shares are included in the computation of diluted earnings per share based on the number of Common Shares that would be issuable if the end of the quarter were the end of the contingency period.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

(9) Changes in Accumulated Other Comprehensive Loss by Component

Changes in accumulated other comprehensive loss for the three months ended June 30, 2016 and 2015 were as follows:

	Foreign	Unrealized	Benefit
	currency	gain (loss)	plan
	translation	on derivatives	liability	Total
Balance at April 1, 2016	$(65,568)	$(60)	$84	$(65,544)

Other comprehensive income (loss) before reclassifications	1,833	(33)	-	1,800
Amounts reclassified from accumulated other comprehensive loss	-	74	-	74
Net other comprehensive income, net of tax	1,833	41	-	1,874

Balance at June 30, 2016	$(63,735)	$(19)	$84	$(63,670)

Balance at April 1, 2015	$(60,565)	$936	$84	$(59,545)

Other comprehensive income (loss) before reclassifications	3,022	(900)	-	2,122
Amounts reclassified from accumulated other comprehensive loss	-	172	-	172
Net other comprehensive income (loss), net of tax	3,022	(728)	-	2,294

Balance at June 30, 2015	$(57,543)	$208	$84	$(57,251)

Changes in accumulated other comprehensive loss for the six months ended June 30, 2016 and 2015 were as follows:

	Foreign	Unrealized	Benefit
	currency	gain (loss)	plan
	translation	on derivatives	liability	Total
Balance at January 1, 2016	$(70,296)	$390	$84	$(69,822)

Other comprehensive income (loss) before reclassifications	6,561	(527)	-	6,034
Amounts reclassified from accumulated other comprehensive loss	-	118	-	118
Net other comprehensive income (loss), net of tax	6,561	(409)	-	6,152

Balance at June 30, 2016	$(63,735)	$(19)	$84	$(63,670)

Balance at January 1, 2015	$(45,603)	$1	$129	$(45,473)

Other comprehensive loss before reclassifications	(11,940)	(103)	(45)	(12,088)
Amounts reclassified from accumulated other comprehensive loss	-	310	-	310
Net other comprehensive income (loss), net of tax	(11,940)	207	(45)	(11,778)

Balance at June 30, 2015	$(57,543)	$208	$84	$(57,251)

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

As a result of environmental studies performed at the Company’s former facility located in Sarasota, Florida, the Company became aware of soil and groundwater contamination at the site. The Company engaged an environmental engineering consultant to assess the level of contamination and to develop a remediation and monitoring plan for the site. Soil remediation at the site was completed during the year ended December 31, 2010. As the remedial action plan has been approved by the Florida Department of Environmental Protection, groundwater remediation began in the fourth quarter of 2015. During the three and six months ended June 30, 2016 and 2015, environmental remediation costs incurred were immaterial. At June 30, 2016 and December 31, 2015, the Company accrued a remaining undiscounted liability of $525 and $532, respectively, related to future remediation costs. At June 30, 2016 and December 31, 2015, $271 and $469, respectively, was recorded as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets while the remaining amount was recorded as a component of other long-term liabilities. A majority of the costs associated with the recorded liability will be incurred at the start of the groundwater remediation, with the balance relating to monitoring costs to be incurred over multiple years. The recorded liability is based on assumptions in the remedial action plan. Although the Company sold the Sarasota facility and related property in December 2011, the liability to remediate the site contamination remains the responsibility of the Company. Due to the ongoing site remediation, the closing terms of the sale agreement included a requirement for the Company to maintain a $2,000 letter of credit for the benefit of the buyer.

The Company has a legal proceeding, Verde v. Stoneridge, Inc. et al., currently pending in the United States District Court for the Eastern District of Texas, Cause No. 6:14-cv-00225- KNM.  The plaintiff filed this putative class action against the Company and others on March 26, 2014.  The plaintiff alleges that the Company was involved in the vertical chain of manufacture, distribution, and sale of a control device (“CD”) that was incorporated into a Dodge Ram truck purchased by Plaintiff in 2006.  Plaintiff alleges that the Company breached express warranties and indemnification provisions by supplying a defective CD that was not capable of performing its intended function.  The putative class consists of all Texas residents who own manual transmission Chrysler vehicles model years 1994–2007 equipped with the subject CD.  Plaintiff seeks recovery of economic loss damages incurred by him and the putative class members associated with inspecting and replacing the allegedly defective CD, as well as attorneys’ fees and costs.  Plaintiff filed a motion for class certification seeking to certify a class of Texas residents who own or lease certain automobiles sold by Chrysler from 1998–2007.  Plaintiff alleges this putative class would include approximately 120,000 people.  In the motion for class certification, the Plaintiff states that damages are no more than $1 per person.  A hearing on the Plaintiff’s motion for class certification was held on November 16, 2015, and the United States District Court has not yet ruled on class certification.  On April 8, 2016, the Magistrate Judge granted the Company’s motion for partial summary judgment dismissing the Plaintiff’s indemnification claim; that ruling was later adopted by the United States District Court. Similarly, Royal v. Stoneridge, Inc. et al. is another legal proceeding currently pending in the United States District Court for the Western District of Oklahoma, Cause No. 5:14-cv-01410-F.  Plaintiffs filed this putative class action against the Company, Stoneridge Control Devices, Inc., and others on December 19, 2014.  Plaintiffs allege that the Company was involved in the vertical chain of manufacture, distribution, and sale of a CD that was incorporated into Dodge Ram trucks purchased by Plaintiffs between 1999 and 2006.  Plaintiffs allege that the Company and Stoneridge Control Devices, Inc. breached various express and implied warranties, including the implied warranty of merchantability.  Plaintiffs also seek indemnity from the Company and Stoneridge Control Devices, Inc.  The putative class consists of all owners of vehicles equipped with the subject CD, which includes various Dodge Ram trucks and other manual transmission vehicles manufactured from 1997–2007, which Plaintiffs allege is more than one million vehicles.  Plaintiffs seek recovery of economic loss damages associated with inspecting and replacing the allegedly defective CD, diminished value of the subject CDs and the trucks in which they were installed, and attorneys’ fees and costs.  The amount of compensatory or other damages sought by Plaintiffs and the putative class members is unknown. On January 12, 2016, the United States District Court granted in part the Company’s and Stoneridge Control Devices, Inc.’s motions to dismiss, and dismissed four of the Plaintiffs’ five claims against the Company and Stoneridge Control Devices, Inc. Plaintiffs filed a motion for reconsideration of the United States District Court’s ruling, which was denied. The Company is vigorously defending itself against the Plaintiffs’ allegations, and has and will continue to challenge the claims as well as class action certification. The Company believes the likelihood of loss is not probable or reasonably estimable, and therefore no liability has been recorded for these claims at June 30, 2016.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

In September 2013, two legal proceedings were initiated by Actia Automotive (“Actia”) in a French court (the tribunal de grande instance de Paris) alleging infringement of its patents by the Company’s Electronics segment. The euro (“€”) and U.S. dollar equivalent (“$”) that Actia is seeking has been €7,000 ($7,800) for each claim for injunctive relief and monetary damages resulting from such alleged infringement. The Company believes that its products did not infringe on any of the patents claimed by Actia, and the claims are without merit. The Company is vigorously defending itself against these allegations, and it has challenged certain Actia patents in the European Patent Office. In September 2015, the French court ruled in favor of the Company on one claim, which is subject to appeal by Actia. There have been no significant changes to the facts and circumstances related to the remaining claim for the three or six months ended June 30, 2016. The Company believes the likelihood of loss is not probable between its defenses and challenges to Actia’s patents. As such, no liability has been recorded for these claims at June 30, 2016.

On May 24, 2013, the State Revenue Services of São Paulo issued a tax deficiency notice against PST claiming that the vehicle tracking and monitoring services it provides should be classified as communication services, and therefore subject to the State Value Added Tax – ICMS. The State Revenue Services assessment imposed the 25.0% ICMS tax on all revenues of PST related to the vehicle tracking and monitoring services rendered during the period from January 2009 through December 2010. The Brazilian real (“R$”) and U.S. dollar equivalent (“$”) of the aggregate tax assessment is approximately R$92,500 ($28,800) which is comprised of Value Added Tax – ICMS of R$13,200 ($4,100) interest of R$11,400 ($3,500) and penalties of R$67,900 ($21,200).

The Company believes that the vehicle tracking and monitoring services are non-communication services, as defined under Brazilian tax law, subject to the municipal ISS tax, not communication services subject to state ICMS tax as claimed by the State Revenue Services of São Paulo. PST has, and will continue to collect the municipal ISS tax on the vehicle tracking and monitoring services in compliance with Brazilian tax law and will defend its tax position. PST has received a legal opinion that the merits of the case are favorable to PST, determining among other things that the imposition on the subsidiary of the State ICMS by the State Revenue Services of São Paulo is not in accordance with the Brazilian tax code. Management believes, based on the legal opinion of the Company’s Brazilian legal counsel and the results of the Brazil Administrative Court's ruling in favor of another vehicle tracking and monitoring company related to the tax deficiency notice it received, the likelihood of loss is not probable although it may take years to resolve.  As a result of the above, as of June 30, 2016 and December 31, 2015, no accrual has been recorded with respect to the tax assessment.  An unfavorable judgment on this issue for the years assessed and for subsequent years could result in significant costs to PST and adversely affect its results of operations. There have been no significant changes to the facts and circumstances related to this notice for the three or six months ended June 30, 2016.

In addition, PST has civil, labor and other tax contingencies for which the likelihood of loss is deemed to be reasonably possible, but not probable, by the Company’s legal advisors in Brazil. As a result, no provision has been recorded with respect to these contingencies, which amounted to R$25,900 ($8,100) and R$25,400 ($6,500) at June 30, 2016 and December 31, 2015, respectively. An unfavorable outcome on these contingencies could result in significant cost to PST and adversely affect its results of operations.

Product Warranty and Recall

Amounts accrued for product warranty and recall claims are established based on the Company's best estimate of the amounts necessary to settle existing and future claims on products sold as of the balance sheet dates. These accruals are based on several factors including past experience, production changes, industry developments and various other considerations including insurance coverage. The Company can provide no assurances that it will not experience material claims or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued or beyond what the Company may recover from its suppliers. The current portion of product warranty and recall is included as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheets. Product warranty and recall included $2,323 and $1,973 of a long-term liability at June 30, 2016 and December 31, 2015, respectively, which is included as a component of other long-term liabilities in the condensed consolidated balance sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

The following provides a reconciliation of changes in product warranty and recall liability:

Six months ended June 30	2016	2015
Product warranty and recall at beginning of period	$6,419	$7,601
Accruals for products shipped during period	1,835	1,699
Aggregate changes in pre-existing liabilities due to claim developments	(145)	(115)
Settlements made during the period	(948)	(3,154)
Product warranty and recall at end of period	$7,161	$6,031

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

Business realignment charges by reportable segment were as follows:

	Three months	Six months
	ended June 30,	ended June 30,
	2016	2016
Electronics (A)	$-	$1,180
PST (B)	309	1,031
Total business realignment charges	$309	$2,211

(A)	Severance costs for the six months ended June 30, 2016 related to selling, general and administrative and design and development were $196 and $984, respectively.
(B)	Severance costs for the three months ended June 30, 2016 related to cost of goods sold, selling, general and administrative and design and development were $108, $160 and $41, respectively. Severance costs for the six months ended June 30, 2016 related to cost of goods sold, selling, general and administrative and design and development were $287, $628 and $116, respectively.

Business realignment charges classified by statement of operations line item were as follows:

	Three months	Six months
	ended June 30,	ended June 30,
	2016	2016
Cost of goods sold	$108	$287
Selling, general and administrative	160	824
Design and development	41	1,100
Total business realignment charges	$309	$2,211

There were no business realignment charges recorded for the three and six months ended June 30, 2015.

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

When a company maintains a valuation allowance in a particular jurisdiction, no net income tax expense or (benefit) will typically be provided on income (loss) for that jurisdiction on an annual basis. Jurisdictions with projected income that maintain a valuation allowance typically will form part of the projected annual effective tax rate calculation discussed above. However, jurisdictions with a projected loss for the year that maintain a valuation allowance are excluded from the projected annual effective income tax rate calculation. Instead, the income tax for these jurisdictions is computed separately.

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

The Company recognized income tax expense (benefit) of $1,350 and $(381) from continuing operations for federal, state and foreign income taxes for the three months ended June 30, 2016 and 2015, respectively.  The increase in income tax expense for the three months ended June 30, 2016 compared to the same period for 2015 was primarily due to the increase in consolidated earnings. Also, income tax expense increased due to the PST operating loss which generated a benefit for the second quarter of 2015, however, due to the valuation allowance position taken in the fourth quarter of 2015, no longer provides a tax benefit in 2016. The effective tax rate increased to 10.9% in the second quarter of 2016 from (6.4)% in the second quarter of 2015 primarily due to a full valuation allowance on PST’s loss that negatively impacted the effective tax rate. The impact of PST on the effective tax rate was partially offset by the continued strong performance of the U.S. operations which, due to a full valuation allowance, positively impacted the effective tax rate.

The Company recognized income tax expense (benefit) of $2,195 and $(234) from continuing operations for federal, state and foreign income taxes for the six months ended June 30, 2016 and 2015, respectively.  The increase in income tax expense for the six months ended June 30, 2016 compared to the same period for 2015 was primarily due to the increase in consolidated earnings. In addition, income tax expense increased due to the PST operating loss which generated a benefit for the second quarter of 2015, however, due to the valuation allowance position taken in the fourth quarter of 2015, no longer provides a tax benefit in 2016. The effective tax rate increased to 11.4% in the first half of 2016 from (2.8)% in the first half of 2015 primarily due to a full valuation allowance PST’s loss that negatively impacted the effective tax rate. The impact of PST on the effective tax rate was partially offset by the continued strong performance of the U.S. operations which, due to a full valuation allowance, positively impacted the effective tax rate.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

A summary of financial information by reportable segment is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net Sales:
Control Devices	$108,889	$84,398	$201,257	$164,269
Inter-segment sales	485	643	1,018	1,331
Control Devices net sales	109,374	85,041	202,275	165,600

Electronics	57,761	57,895	110,397	114,327
Inter-segment sales	8,184	6,119	15,211	11,085
Electronics net sales	65,945	64,014	125,608	125,412

PST	20,253	22,996	37,865	49,518
Inter-segment sales	-	-	-	-
PST net sales	20,253	22,996	37,865	49,518

Eliminations	(8,669)	(6,762)	(16,229)	(12,416)
Total net sales	$186,903	$165,289	$349,519	$328,114
Operating Income (Loss):
Control Devices	$18,297	$11,984	$31,814	$21,590
Electronics	4,495	3,222	8,315	6,646
PST	(1,091)	(2,591)	(4,208)	(5,241)
Unallocated Corporate (A)	(8,075)	(5,200)	(13,789)	(12,454)
Total operating income	$13,626	$7,415	$22,132	$10,541
Depreciation and Amortization:
Control Devices	$2,475	$2,326	$4,784	$4,786
Electronics	1,040	955	2,080	1,911
PST	2,231	2,452	4,081	5,139
Corporate	124	55	194	70
Total depreciation and amortization (B)	$5,870	$5,788	$11,139	$11,906
Interest Expense, net:
Control Devices	$55	$81	$116	$165
Electronics	124	41	163	86
PST	1,002	803	1,752	1,224
Corporate	659	733	1,323	1,461
Total interest expense, net	$1,840	$1,658	$3,354	$2,936
Capital Expenditures:
Control Devices	$3,304	$3,847	$6,031	$7,882
Electronics	854	1,084	3,985	3,022
PST	1,022	2,039	1,876	3,412
Corporate	9	(230)	114	913
Total capital expenditures	$5,189	$6,740	$12,006	$15,229

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

	June 30,	December 31,
	2016	2015
Total Assets:
Control Devices	$158,061	$127,649
Electronics	113,253	97,443
PST	113,871	100,143
Corporate (C)	284,554	288,806
Eliminations	(250,540)	(249,789)
Total assets	$419,199	$364,252

(A) Unallocated Corporate expenses include, among other items, finance, legal, human resources and information technology costs as well as share-based compensation.

(B) These amounts represent depreciation and amortization on property, plant and equipment and certain intangible assets.

(C) Assets located at Corporate consist primarily of cash, intercompany loan receivables, equity investments and investments in subsidiaries.

The following table presents net sales and long-term assets for each of the geographic areas in which the Company operates:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015

Net Sales:
North America	$114,250	$94,679	$213,369	$184,432
South America	20,253	22,996	37,865	49,518
Europe and Other	52,400	47,614	98,285	94,164
Total net sales	$186,903	$165,289	$349,519	$328,114

	June 30,	December 31,
	2016	2015

Long-term Assets:
North America	$61,161	$60,099
South America	66,061	56,943
Europe and Other	16,195	15,301
Total long-term assets	$143,417	$132,343

(14) Investments

Minda Stoneridge Instruments Ltd.

The Company has a 49% interest in Minda Stoneridge Instruments Ltd. (“Minda”), a company based in India that manufactures electronics, instrumentation equipment and sensors primarily for the motorcycle and commercial vehicle market. The investment is accounted for under the equity method of accounting. The Company's investment in Minda, recorded as a component of investments and other long-term assets, net on the condensed consolidated balance sheets, was $7,085 and $6,929 at June 30, 2016 and December 31, 2015, respectively. Equity in earnings of Minda included in the condensed consolidated statements of operations was $153 and $143, for the three months ended June 30, 2016 and 2015, respectively.  Equity in earnings of Minda included in the condensed consolidated statements of operations was $296 and $332, for the six months ended June 30, 2016 and 2015, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

PST Eletrônica Ltda.

The Company has a 74% controlling interest in PST. Noncontrolling interest in PST increased to $14,171 at June 30, 2016 due to comprehensive income of $861 resulting from a favorable change in foreign currency translation of $2,567 partially offset by a proportionate share of its net loss of $1,706 for the six months ended June 30, 2016. Noncontrolling interest in PST decreased to $18,353 at June 30, 2015 due to comprehensive loss of $4,197 resulting from a proportionate share of its net loss of $1,005 and an unfavorable change in foreign currency translation of $3,192 for the six months ended June 30, 2015. Comprehensive income related to PST noncontrolling interest was $801 and $32 for the three months ended June 30, 2016 and 2015, respectively.

PST has dividends payable declared in previous years to noncontrolling interest of $10,842 Brazilian real ($3,378) at June 30, 2016.

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

Second Quarter Overview

Income from continuing operations attributable to Stoneridge. Inc. of $11.6 million, or $0.41 per diluted share for the three months ended June 30, 2016 increased by $4.7 million, or $0.16 per diluted share from $6.9 million, or $0.25 per diluted share for the three months ended June 30, 2015. The increase in income from continuing operations is primarily due to an increase in gross profit of $6.8 million related to higher sales in our Control Devices segment and lower material costs in our Electronics segment resulting from a favorable change in foreign currency exchange rates. This was partially offset by an increase in income tax expense of $1.7 million.

Net sales increased by $21.6 million, or 13.1%, compared to the second quarter of 2015 as higher sales in our Control Devices segment were partially offset by lower sales in our PST segment. The increase in sales in our Control Devices segment was primarily due to new product sales in the North American automotive market while our PST segment sales decreased due to an unfavorable foreign currency translation.

At June 30, 2016 and December 31, 2015, we had cash and cash equivalents balances of $55.3 million and $54.4 million, respectively. The slight increase during the first six months of 2016 was primarily due to higher net income, which was substantially offset by higher working capital, capital expenditures, repayment of debt and the repurchase of common shares to satisfy employee tax withholding obligations. At June 30, 2016 and December 31, 2015 we had $100.0 million in borrowings outstanding on our $300.0 million Credit Facility.

Outlook

We expect the improved financial performance to continue throughout 2016 compared to 2015 because of new product launches and savings from previously incurred business realignment activities.

We expect to have significant growth in our North American automotive vehicle sales in 2016 related to new product launches including our shift by wire product by our Control Devices segment. Also, the North American automotive vehicle market production is expected to increase to approximately 18.0 million units in 2016 (an increase from the 17.5 million units produced in 2015), which we expect to have a favorable effect on our Control Devices segment.

The North American commercial vehicle market is expected to decline for the second half of 2016 compared to the first half of 2016. The European commercial vehicle market is forecasted to have a modest increase for the second half of 2016 compared to the first half of 2016.

Our PST segment revenues and operating performance continue to be adversely impacted by weakness of the Brazilian economy and automotive market, and was negatively impacted by unfavorable foreign currency translation. In July 2016, the International Monetary Fund (IMF) forecasted the Brazil gross domestic product (“GDP”) to decline 3.3% in 2016 and increase 0.5% in 2017, both of which were a 0.5% improvement from its April 2016 forecast. Based on the forecasted negative GDP growth of the Brazilian economy in 2016, PST’s sales and earnings expectations continue to be moderated. As there is significant uncertainty regarding the timing and magnitude of a recovery in the Brazilian economy and automotive market, PST continues to realign its cost structure to mitigate the effect on earnings and cash flows of possible continued weakened product demand and unfavorable foreign currency exchange rates.

We regularly evaluate the performance of our businesses and their cost structures, including personnel, and make necessary changes thereto in order to optimize our results.  We also evaluate the required skill sets of our personnel and periodically make strategic changes.  As a consequence of these actions, we incur severance related costs which we refer to as business realignment charges.

A significant portion of our sales are outside of the United States. These sales are generated by our non-U.S. based operations, and therefore, movements in foreign currency exchange rates can have a significant effect on our results of operations, which are presented in U.S. dollars. A significant portion of our raw materials purchased by our Electronics and PST segments are denominated in U.S. dollars, and therefore movements in foreign currency exchange rates can also have a significant effect on our results of operations. While the U.S. dollar strengthened significantly against the Swedish krona, euro and Brazilian real in 2015 increasing our material costs and reducing our reported results, the U.S. dollar weakened against these currencies in the first half of 2016.

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

In March 2016, we announced the relocation of our corporate headquarters from Warren, Ohio to Novi, Michigan, which will occur primarily during the fourth quarter of 2016.  As a result, the Company will incur relocation costs of approximately $3.0 million to $3.4 million including employee retention, relocation, severance, recruiting, duplicate wages and professional fees.  The new headquarters will expand our presence in the Detroit metropolitan area and improve access to key customers, decision makers and influencers in the automotive and commercial vehicle markets that we serve.  In connection with the relocation, the Company is eligible for a Michigan Business Development Program grant of up to $1.4 million based upon the number of new jobs created in Michigan, along with talent services and training support from Oakland County Michigan Works!. Also, the city of Novi has offered support in the form of property tax abatements.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

					Dollar
					increase /
Three months ended June 30		2016		2015	(decrease)
Net sales	$186,903	100.0%	$165,289	100.0%	$21,614
Costs and expenses:
Cost of goods sold	134,152	71.8	119,343	72.2	14,809
Selling, general and administrative	29,247	15.6	28,482	17.2	765
Design and development	9,878	5.3	10,049	6.1	(171)

Operating income	13,626	7.3	7,415	4.5	6,211
Interest expense, net	1,840	1.0	1,658	1.0	182
Equity in earnings of investee	(153)	(0.1)	(143)	(0.1)	(10)
Other income, net	(406)	(0.2)	(47)	-	(359)
Income before income taxes from continuing operations	12,345	6.6	5,947	3.6	6,398
Income tax expense (benefit) from continuing operations	1,350	0.7	(381)	(0.2)	1,731
Income from continuing operations	10,995	5.9	6,328	3.8	4,667
Income from discontinued operations	-	-	55	-	(55)

Net income	10,995	5.9	6,383	3.8	4,612
Net loss attributable to noncontrolling interest	(576)	(0.3)	(596)	(0.4)	20
Net income attributable to Stoneridge, Inc.	$11,571	6.2%	$6,979	4.2%	$4,592

Net Sales. Net sales for our reportable segments, excluding inter-segment sales, are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Three months ended June 30		2016		2015	(decrease)	(decrease)
Control Devices	$108,889	58.3%	$84,398	51.1%	$24,491	29.0%
Electronics	57,761	30.9	57,895	35.0	(134)	(0.2)
PST	20,253	10.8	22,996	13.9	(2,743)	(11.9)
Total net sales	$186,903	100.0%	$165,289	100.0%	$21,614	13.1%

Our Control Devices segment net sales increased primarily due to new product sales and was benefited by growth in the North American automotive market of $24.6 million and new program sales and increased sales volume in the China automotive market of $1.7 million during the second quarter of 2016, which were offset by a decrease in various other markets of $0.9 million.

Our Electronics segment net sales declined slightly as the increase in sales volume in our European commercial vehicle products of $2.8 million and a favorable foreign currency translation of $0.3 million were more than offset by a decrease in sales volume of our North American commercial vehicle products of $3.3 million.

Our PST segment net sales decreased primarily due an unfavorable foreign currency translation which reduced sales by $2.9 million as product and monitoring service volume remained level despite the continued weakness in the Brazilian economy and automotive market.

Net sales by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Three months ended June 30		2016		2015	(decrease)	(decrease)
North America	$114,250	61.1%	$94,679	57.3%	$19,571	20.7%
South America	20,253	10.8	22,996	13.9	(2,743)	(11.9)
Europe and Other	52,400	28.1	47,614	28.8	4,786	10.1
Total net sales	$186,903	100.0%	$165,289	100.0%	$21,614	13.1%

The increase in North American net sales was primarily attributable to new product sales and growth in our Control Devices North American automotive market of $24.6 million, which was partially offset by decreased sales volume in our Electronics North American commercial vehicle market of $3.3 million. The decrease in net sales in South America was primarily due to an unfavorable foreign currency translation. The increase in net sales in Europe and Other was primarily due to an increase in sales volume of our European commercial vehicle products of $2.8 million and new program sales and increased sales volume in our China automotive market of $1.7 million.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased by 12.4% primarily related to an increase in net sales in our Control Devices segment. Our gross margin improved by 0.4% to 28.2% for the second quarter of 2016 compared to 27.8% for the second quarter of 2015. Our material cost as a percentage of net sales increased to 52.2% for the second quarter of 2016 compared to 51.2% for the second quarter of 2015 while our labor and overhead costs as a percentage of net sales decreased from 21.0% in the second quarter of 2015 to 19.6% in the second quarter of 2016. The lower direct material costs in our Electronics segment were more than offset by higher direct material costs in our Control Devices segment related to a change in product mix as well as higher costs in our PST segment due to a unfavorable movement in foreign currency exchange rates.

Our Control Devices segment gross margin increased slightly as the benefit of increased sales more than offset an unfavorable mix of products sold and higher costs for scrap and warranty.

Our Electronics segment gross margin improved primarily due to lower material costs resulting from movement in foreign currency exchange rates.

Our PST segment gross margin decreased as sales price increases, product redesign and new supplier sourcing were more than offset by higher material costs resulting from movement in foreign currency exchange rates and business realignment charges of $0.1 million in the second quarter of 2016.

Selling, General and Administrative (“SG&A”). SG&A expenses increased by $0.8 million compared to the second quarter of 2015 due to higher incentive-based compensation in our unallocated corporate and Control Devices segments, higher professional fees and higher share-based compensation in our unallocated corporate segment primarily due to the $0.5 million of expense associated with the modification of the retirement notice provisions of certain share-based awards. This increase was partially offset by a decrease in SG&A expenses in our PST segment primarily due to foreign currency translation resulting from movement in foreign currency exchange rates as well as lower employee costs resulting from business realignment actions and professional fees. SG&A expenses in our Electronics segment decreased slightly due to movement in foreign currency exchange rates and lower compensation related expenses. Also, there were business realignment charges of $0.2 million related to our PST segment for the second quarter of 2016.

Design and Development (“D&D”). D&D costs decreased by $0.2 million primarily due to lower costs in our PST segment which included employee cost reductions resulting from business realignment actions, professional fees and product design expenses. The decrease was partially offset by higher development costs related to our Electronics segment.

Operating Income. Operating income (loss) is summarized in the following table by continuing reportable segment (in thousands):

			Dollar	Percent
			increase /	increase /
Three months ended June 30	2016	2015	(decrease)	(decrease)
Control Devices	$18,297	$11,984	$6,313	52.7%
Electronics	4,495	3,222	1,273	39.5
PST	(1,091)	(2,591)	1,500	57.9
Unallocated corporate	(8,075)	(5,200)	(2,875)	(55.3)
Operating income	$13,626	$7,415	$6,211	83.8%

Our Control Devices segment operating income increased primarily due to an increase in sales which was partially offset by higher costs for scrap, warranty and incentive-based compensation.

Our Electronics segment operating income increased primarily due to lower material costs as higher D&D costs were substantially offset by lower SG&A costs.

Our PST segment operating performance improved primarily due to SG&A and D&D employee cost reductions resulting from business realignment actions, lower professional fees and product design expenses. PST had business realignment charges of $0.3 million for the second quarter of 2016. Gross profit declined as the benefit of price increases, product redesign and new supplier sourcing were more than offset by higher material costs and an unfavorable movement in foreign currency exchange rates.

Our unallocated corporate operating loss increased primarily due to higher share-based and incentive-based compensation and higher professional fees, a portion of which related to the corporate headquarter relocation.

Operating income (loss) by geographic location is summarized in the following table (in thousands):

			Dollar	Percent
			increase /	increase /
Three months ended June 30	2016	2015	(decrease)	(decrease)
North America	$10,112	$7,730	$2,382	30.8%
South America	(1,091)	(2,591)	1,500	57.9
Europe and Other	4,605	2,276	2,329	102.3
Operating income	$13,626	$7,415	$6,211	83.8%

Our North American operating results improved primarily due to increased sales in the North American automotive market which were partially offset by higher scrap and warranty costs, share-based and incentive-based compensation and professional fees. The improved performance in South America was primarily due to lower SG&A and D&D employee costs due to business realignment actions, lower professional fees and lower product design expenses. Our results in Europe and Other improved due primarily to lower material costs resulting from a favorable movement in foreign currency exchange rates and higher sales of European commercial vehicle and China automotive products.

Interest Expense, net. Interest expense, net increased by $0.2 million compared to the prior year second quarter primarily due to a higher weighted-average interest rate related to our PST debt.

Equity in Earnings of Investee. Equity earnings for Minda were $0.2 million and $0.1 million for the three months ended June 30, 2016 and 2015, respectively. The slight increase in sales over the prior period was partially offset by higher operating costs and an unfavorable change in foreign currency exchange rates.

Other Income, net. We record certain foreign currency transaction and forward currency hedge contract (gains) losses as a component of other income, net on the condensed consolidated statement of operations. Other income, net increased by $0.3 million to $0.4 million for the second quarter of 2016 due to a favorable change in certain foreign exchange rates primarily related to our Corporate and Electronics segments.

Expense (Benefit) for Income Taxes from Continuing Operations. We recognized income tax expense (benefit) of $1.4 million and $(0.4) million from continuing operations for federal, state and foreign income taxes for the second quarter of 2016 and 2015, respectively. The increase in income tax expense for the three months ended June 30, 2016 compared to the same period for 2015 was primarily due to the increase in consolidated earnings. Also, income tax expense increased due to the PST operating loss which generated a benefit for the second quarter of 2015, however, due to the valuation allowance position taken in the fourth quarter of 2015, no longer provides a tax benefit in 2016. The effective tax rate increased to 10.9% in the second quarter of 2016 from (6.4)% in the second quarter of 2015 primarily due to a full valuation allowance on PST’s loss that negatively impacted the effective tax rate. The impact of PST on the effective tax rate was partially offset by the continued strong performance of our U.S. operations which, due to a full valuation allowance, positively impacted the effective tax rate.

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

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

					Dollar
					increase /
Six months ended June 30		2016		2015	(decrease)
Net sales	$349,519	100.0%	$328,114	100.0%	$21,405
Costs and expenses:
Cost of goods sold	251,607	72.0	238,520	72.7	13,087
Selling, general and administrative	55,019	15.8	59,224	18.1	(4,205)
Design and development	20,761	5.9	19,829	6.0	932

Operating income	22,132	6.3	10,541	3.2	11,591
Interest expense, net	3,354	1.0	2,936	0.9	418
Equity in earnings of investee	(296)	(0.1)	(332)	(0.1)	36
Other income, net	(225)	(0.1)	(260)	(0.1)	35
Income before income taxes from continuing operations	19,299	5.5	8,197	2.5	11,102
Income tax expense (benefit) from continuing operations	2,195	0.6	(234)	(0.1)	2,429
Income from continuing operations	17,104	4.9	8,431	2.6	8,673
Loss from discontinued operations	-	-	(113)	(0.1)	113

Net income	17,104	4.9	8,318	2.5	8,786
Net loss attributable to noncontrolling interest	(1,706)	(0.5)	(1,005)	(0.3)	(701)
Net income attributable to Stoneridge, Inc.	$18,810	5.4%	$9,323	2.8%	$9,487

Net Sales. Net sales for our reportable segments, excluding inter-segment sales, are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Six months ended June 30		2016		2015	(decrease)	(decrease)
Control Devices	$201,257	57.6%	$164,269	50.1%	$36,988	22.5%
Electronics	110,397	31.6	114,327	34.8	(3,930)	(3.4)%
PST	37,865	10.8	49,518	15.1	(11,653)	(23.5)%
Total net sales	$349,519	100.0%	$328,114	100.0%	$21,405	6.5%

Our Control Devices segment net sales increased primarily due to new product sales and was benefited by growth in the North American automotive markets of $36.5 million, new program sales and increased sales volume in the China automotive market of $2.1 million and new product sales in our North American commercial vehicle market of $1.1 million during the first half of 2016, which were partially offset by a decrease in various other markets of $1.3 million.

Our Electronics segment net sales decreased primarily due to a decrease in sales volume in our North American commercial vehicle products of $6.2 million and an unfavorable foreign currency translation of $0.5 million, which were partially offset by an increase in sales volume in our European commercial vehicle products of $2.9 million.

Our PST segment net sales decreased primarily due an unfavorable foreign currency translation which reduced sales by $9.9 million and lower product volume as a result of continued weakness in the Brazilian economy and automotive market while monitoring service sales volume modestly increased.

Net sales by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Six months ended June 30		2016		2015	(decrease)	(decrease)
North America	$213,369	61.0%	$184,432	56.2%	$28,937	15.7%
South America	37,865	10.8	49,518	15.1	(11,653)	(23.5)%
Europe and Other	98,285	28.2	94,164	28.7	4,121	4.4%
Total net sales	$349,519	100.0%	$328,114	100.0%	$21,405	6.5%

The increase in North American net sales was primarily attributable to new product sales and was benefited by growth in our Control Devices North American automotive market of $36.5 million, which was partially offset by decreased sales volume in our Electronics North American commercial vehicle market of $6.2 million and decreased sales in various other markets of $1.3 million. The decrease in net sales in South America was due to an unfavorable foreign currency translation as well as lower product volume as a result of continued weakness in the Brazilian economy and automotive market. The increase in net sales in Europe and Other was primarily due to an increase in sales volume of our European commercial vehicle products of $2.9 million and new program sales and increased sales volume in our China automotive market of $2.1 million, which were partially offset by an unfavorable foreign currency translation.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased by 5.5% primarily related to an increase in sales in our Control Devices segment. Our gross margin improved by 0.7% to 28.0% for the first half of 2016 compared to 27.3% for the first half of 2015. Our material cost as a percentage of net sales increased to 51.8% for the first half of 2016 compared to 51.4% for the first half of 2015 while labor and overhead improved by 1.1%. The higher direct material costs in our Control Devices segment was due to a change in mix of products sold while our PST segment direct material costs increased due to unfavorable movement in foreign currency exchange rates. These material cost increases were partially offset by lower direct material costs in our Electronics segment due to a favorable change in foreign currency exchange rates.

Our Control Devices segment gross margin improved primarily due to the benefit of increased sales levels, but was negatively impacted by an unfavorable change in mix of products sold.

Our Electronics segment gross margin improved primarily due to lower material costs resulting from a favorable movement in foreign currency exchange rates.

Our PST segment gross margin decreased as sales price increases were more than offset by higher material costs, lower sales volume and business realignment charges of $0.3 million.

Selling, General and Administrative. SG&A expenses decreased by $4.2 million compared to the first half of 2015 due to lower SG&A costs in our PST segment primarily related to foreign currency translation resulting from movement in foreign currency exchange rates as well as lower employee costs as a result of business realignment actions, lower professional fees and selling related expenses. SG&A expenses in our unallocated corporate segment increased due to higher incentive-based compensation, consulting and professional fees, a portion of which related to the corporate headquarter relocation. These were partially offset by lower share-based compensation expense as the additional expense related to modification of the retirement notice provisions of certain share-based awards of $0.5 million for the first half of 2016 were more than offset by $2.2 million of expense for the acceleration of the vesting associated with the retirement of our President and Chief Executive Officer (“CEO”) during the first half of 2015. SG&A expenses in our Electronics segment decreased due to a change in foreign currency exchange rates. SG&A business realignment charges totaled $0.8 million related to our Electronics and PST segments for the first half of 2016.

Design and Development. D&D costs increased by $0.9 million primarily due to business realignment charges in our Electronics segment and development costs related to new product launches in our Control Devices segment. Business realignment charges related to our Electronics and PST segments totaled $1.1 million for the first half of 2016. This increase in product development costs was partially offset by lower employee costs as a result of business realignment actions and lower product design costs in our PST segment as well as from movement in foreign currency exchange rates.

Operating Income. Operating income (loss) is summarized in the following table by continuing reportable segment (in thousands):

			Dollar	Percent
			increase /	increase /
Six months ended June 30	2016	2015	(decrease)	(decrease)
Control Devices	$31,814	$21,590	$10,224	47.4%
Electronics	8,315	6,646	1,669	25.1%
PST	(4,208)	(5,241)	1,033	19.7%
Unallocated corporate	(13,789)	(12,454)	(1,335)	(10.7)%
Operating income	$22,132	$10,541	$11,591	110.0%

Our Control Devices segment operating income increased primarily due to an increase in sales, which was partially offset by higher D&D costs related to new product launches.

Our Electronics segment operating income increased primarily due to lower material costs, which were partially offset by lower sales as well as business realignment charges of $1.2 million for the first half of 2016.

Our PST segment operating loss decreased primarily due to lower SG&A expenses due to business realignment actions, professional fees and selling related expenses. These were partially offset by lower gross profit due to lower product sales volume and higher material costs resulting from an unfavorable movement in foreign currency exchange rates.

Our unallocated corporate operating loss increased primarily due to higher consulting and professional fees partially associated with the corporate headquarter relocation and higher incentive-based compensation. These were partially offset by lower share-based compensation expense as the first half of 2015 included $2.2 million of expense for the acceleration of the vesting associated with the retirement of our President and CEO while the first half of 2016 had $0.5 million of expense related to the modification of the retirement notice provisions of certain awards.

Operating income (loss) by geographic location is summarized in the following table (in thousands):

			Dollar	Percent
			increase /	increase /
Six months ended June 30	2016	2015	(decrease)	(decrease)
North America	$22,238	$11,596	$10,642	91.8%
South America	(4,208)	(5,241)	1,033	(19.7)%
Europe and Other	4,102	4,186	(84)	(2.0)%
Operating income	$22,132	$10,541	$11,591	110.0%

Our North American operating results improved primarily due to increased sales in the North American automotive market which were partially offset by higher D&D costs. The improvement in performance in South America was primarily due to foreign currency translation resulting from movement in foreign currency exchange rates and lower SG&A and D&D employee expenses resulting from business realignment actions, professional fees and selling related expenses. Our results in Europe and Other declined slightly as higher D&D costs resulting from business realignment charges were substantially offset by higher gross profit benefiting from lower material costs resulting from a favorable movement in foreign currency exchange rates.

Interest Expense, net. Interest expense, net increased by $0.4 million compared to the prior year first half primarily due to a higher weighted-average interest rate related to our PST debt.

Equity in Earnings of Investee. Equity earnings for Minda were $0.3 million for both of the six months ended June 30, 2016 and 2015. The slight increase in sales over the prior period was offset by higher operating costs and an unfavorable change in foreign currency exchange rates.

Other Income, net. We record certain foreign currency transaction and forward currency hedge contract (gains) losses as a component of other income, net on the condensed consolidated statement of operations. Other income, net decreased by $0.1 million to $0.2 million for the first half of 2016 compared to $0.3 million for the first half of 2015 due to changes in certain foreign exchange rates.

Expense (Benefit) for Income Taxes from Continuing Operations. We recognized income tax expense (benefit) of $2.2 million and $(0.2) million from continuing operations for federal, state and foreign income taxes for the first half of 2016 and 2015, respectively. The increase in income tax expense for the three months ended June 30, 2016 compared to the same period for 2015 was primarily due to the increase in consolidated earnings. Also, income tax expense increased due to the PST operating loss which generated a benefit for the first half of 2015, however, due to the valuation allowance position taken in the fourth quarter of 2015, no longer provides a tax benefit in 2016. The effective tax rate increased to 11.4% in the first half of 2016 from (2.8)% in the first half of 2015 primarily due to a full valuation allowance on PST’s loss that negatively impacted the effective tax rate. The impact of PST on the effective tax rate was partially offset by the continued strong performance of our U.S. operations which, due to a full valuation allowance, positively impacted the effective tax rate.

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

Liquidity and Capital Resources

Summary of Cash Flows (in thousands):

			Dollar
			increase /
Six months ended June 30 (in thousands)	2016	2015	(decrease)
Net cash provided by (used for):
Operating activities	$17,794	$1,632	$16,162
Investing activities	(11,652)	(16,892)	5,240
Financing activities	(5,195)	(3,348)	(1,847)
Effect of exchange rate changes on cash and cash equivalents	(24)	(1,553)	1,529
Net change in cash and cash equivalents	$923	$(20,161)	$21,084

Cash provided by operating activities, which includes cash flows from the Wiring discontinued operations in 2015, increased primarily due to lower working capital and an increase in net income. Our receivable terms and collections rates have remained consistent between periods presented.

Net cash used for investing activities decreased due to lower capital expenditures in the current period and payments related to the sale of the Wiring business which did not recur in 2016.

Net cash used for financing activities decreased primarily due to higher repayments of PST debt in the current period.

As outlined in Note 7 to our condensed consolidated financial statements, our Credit Facility permits borrowing up to a maximum level of $300.0 million which includes an accordion feature which allows the Company to increase the availability by up to $80.0 million upon the satisfaction of certain conditions. This variable rate facility provides the flexibility to refinance other outstanding debt or finance acquisitions through September 2019. The Credit Facility contains certain financial covenants that require the Company to maintain less than a maximum leverage ratio and more than a minimum interest coverage ratio. The Credit Facility also contains affirmative and negative covenants and events of default that are customary for credit arrangements of this type including covenants which place restrictions and/or limitations on the Company’s ability to borrow money, make capital expenditures and pay dividends. The Credit Facility had an outstanding balance of $100.0 million at June 30, 2016. The Company was in compliance with all covenants at June 30, 2016. The covenants included in our Credit Facility to date have not and are not expected to limit our financing flexibility.

PST maintains several short-term obligations and long-term loans used for working capital purposes. At June 30, 2016, there was $20.5 million of PST debt outstanding.  Scheduled principal repayments on PST debt at June 30, 2016 are as follows: $13.6 million from July 2016 to June 2017, $1.6 million from July 2017 to December 2017, $3.0 million in 2018, $1.5 million in 2019 and $0.4 million in both 2020 and 2021.

The Company's wholly owned subsidiary located in Stockholm, Sweden, has an overdraft credit line which allows overdrafts on the subsidiary's bank account up to a maximum level of 20.0 million Swedish krona, or $2.4 million, at June 30, 2016. At June 30, 2016, there were no overdrafts on the bank account.

Due to the deterioration of the Brazilian economy and automotive market in 2015 and first half of 2016, PST had lower earnings and cash flows.  Also, PST has experienced slower customer payments of receivables, which combined with lower earnings has made its liquidity more challenging.  As such, PST has and continues to evaluate and utilize several funding sources including factoring receivables and short-term loans from banks to provide necessary funding.

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

Our future results could also be adversely affected by unfavorable changes in foreign currency exchange rates. We have significant foreign denominated transaction exposure in certain locations, especially in Brazil, Argentina, Mexico, Sweden, Estonia and China. We have entered into foreign currency forward contracts to reduce our exposure related to certain foreign currency fluctuations. See Note 6 to the condensed consolidated financial statements for additional details. Our future results could also be unfavorably affected by increased commodity prices as commodity fluctuations impact the cost of our raw material purchases.

At June 30, 2016, we had a cash and cash equivalents balance of approximately $55.3 million, of which $24.5 million was held in the United States and $30.8 million was held in foreign locations. The increase from $54.4 million at December 31, 2015 was due to higher net income during the first half of 2016, which was substantially offset by higher working capital, capital expenditures, repayment of debt and the repurchase of common shares to satisfy employee tax withholding obligations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2016, an evaluation was performed under the supervision and with the participation of the Company's management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the PEO and PFO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three months ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to repurchases of Common Shares made by us during the three months ended June 30, 2016. These shares were delivered to us by employees as payment for the withholding taxes due upon vesting of restricted share awards:

Maximum
			Total number of	number of
			shares purchased	shares that may
	Total number		as part of publicly	yet be purchased
	of shares	Average price	announced plans	under the plans
Period	purchased	paid per share	or programs	or programs
4/1/16-4/30/16	-	-	N/A	N/A
5/1/16-5/31/16	2,449	$16.13	N/A	N/A
6/1/16-6/30/16	-	-	N/A	N/A
Total	2,449

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

STONERIDGE, INC.

Date: August 3, 2016	/s/ Jonathan B. DeGaynor
Jonathan B. DeGaynor President and Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2016	/s/ George E. Strickler
George E. Strickler
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit

10.1	Form of Amendment No. 1 2014 and 2015 Performance Shares Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 14, 2016).

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

	101	XBRL Exhibits:
	101.INS	XBRL Instance Document
	101.SCH	XBRL Schema Document
	101.CAL	XBRL Calculation Linkbase Document
	101.DEF	XBRL Definition Linkbase Document
	101.LAB	XBRL Labels Linkbase Document
	101.PRE	XBRL Presentation Linkbase Document

