Form 10-Q
period 2016-09-30
STONERIDGE INC
filed 2016-10-28
CIK 1043337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2016

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

The number of Common Shares, without par value, outstanding as of October 24, 2016 was 27,842,883.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(in thousands)	2016	2015
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$50,560	$54,361
Accounts receivable, less reserves of $1,563 and $1,066, respectively	122,286	94,937
Inventories, net	65,200	61,009
Prepaid expenses and other current assets	31,677	21,602
Total current assets	269,723	231,909

Long-term assets:
Property, plant and equipment, net	90,746	85,264
Intangible assets, net and goodwill	41,294	36,699
Investments and other long-term assets, net	11,839	10,380
Total long-term assets	143,879	132,343
Total assets	$413,602	$364,252

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of debt	$9,901	$13,905
Accounts payable	66,596	55,225
Accrued expenses and other current liabilities	50,032	38,920
Total current liabilities	126,529	108,050

Long-term liabilities:
Revolving credit facility	87,000	100,000
Long-term debt, net	8,264	4,458
Deferred income taxes	43,290	41,332
Other long-term liabilities	3,898	3,983
Total long-term liabilities	142,452	149,773

Shareholders' equity:
Preferred Shares, without par value, 5,000 shares authorized, none issued	-	-
Common Shares, without par value, 60,000 shares authorized, 28,966 and 28,907 shares issued and 27,843 and 27,912 shares outstanding at September 30, 2016 and December 31, 2015, respectively, with no stated value	-	-
Additional paid-in capital	203,976	199,254
Common Shares held in treasury, 1,123 and 995 shares at September 30, 2016 and December 31, 2015, respectively, at cost	(5,592)	(4,208)
Accumulated deficit	(3,011)	(32,105)
Accumulated other comprehensive loss	(64,456)	(69,822)
Total Stoneridge, Inc. shareholders' equity	130,917	93,119
Noncontrolling interest	13,704	13,310
Total shareholders' equity	144,621	106,429
Total liabilities and shareholders' equity	$413,602	$364,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2016	2015	2016	2015

Net sales	$173,846	$162,057	$523,365	$490,171

Costs and expenses:
Cost of goods sold	124,098	116,912	375,705	355,432
Selling, general and administrative	27,817	26,331	82,836	85,555
Design and development	10,151	9,867	30,912	29,696

Operating income	11,780	8,947	33,912	19,488

Interest expense, net	1,684	1,747	5,038	4,683
Equity in earnings of investee	(307)	(160)	(603)	(492)
Other income, net	(497)	(83)	(722)	(343)

Income before income taxes from continuing operations	10,900	7,443	30,199	15,640

Income tax expense (benefit) from continuing operations	919	32	3,114	(202)

Income from continuing operations	9,981	7,411	27,085	15,842

Loss from discontinued operations	-	(113)	-	(226)

Net income	9,981	7,298	27,085	15,616

Net loss attributable to noncontrolling interest	(303)	(69)	(2,009)	(1,074)

Net income attributable to Stoneridge, Inc.	$10,284	$7,367	$29,094	$16,690

Earnings per share from continuing operations attributable Stoneridge, Inc.:
Basic	$0.37	$0.27	$1.05	$0.62
Diluted	$0.36	$0.27	$1.03	$0.61

Loss per share attributable to discontinued operations:
Basic	$0.00	$(0.01)	$0.00	$(0.01)
Diluted	$0.00	$(0.01)	$0.00	$(0.01)

Earnings per share attributable to Stoneridge, Inc.:
Basic	$0.37	$0.26	$1.05	$0.61
Diluted	$0.36	$0.26	$1.03	$0.60

Weighted-average shares outstanding:
Basic	27,792	27,444	27,753	27,299
Diluted	28,359	28,008	28,266	27,927

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015

Net income	$9,981	$7,298	$27,085	$15,616
Less: Net loss attributable to noncontrolling interest	(303)	(69)	(2,009)	(1,074)
Net income attributable to Stoneridge, Inc.	10,284	7,367	29,094	16,690

Other comprehensive income (loss), net of tax attributable to Stoneridge, Inc.:
Foreign currency translation	(638)	(12,557)	5,923	(24,497)
Benefit plan liability	(84)	-	(84)	(45)
Unrealized loss on derivatives	(64)	(236)	(473)	(29)
Other comprehensive income (loss), net of tax attributable to Stoneridge, Inc.	(786)	(12,793)	5,366	(24,571)

Comprehensive income (loss) attributable to Stoneridge, Inc.	$9,498	$(5,426)	$34,460	$(7,881)

The Company has combined comprehensive income (loss) from continuing operations and comprehensive loss from discontinued operations herein.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine months ended September 30 (in thousands)	2016	2015

OPERATING ACTIVITIES:
Net income	$27,085	$15,616
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	14,717	14,843
Amortization, including accretion of deferred financing costs	2,677	3,000
Deferred income taxes	714	202
Earnings of equity method investee	(603)	(492)
(Gain) loss on sale of fixed assets	(409)	55
Share-based compensation expense	4,587	5,746
Loss on disposal of Wiring business	-	226
Changes in operating assets and liabilities:
Accounts receivable, net	(25,486)	(17,768)
Inventories, net	281	(15,028)
Prepaid expenses and other assets	(5,879)	(703)
Accounts payable	13,991	9,459
Accrued expenses and other liabilities	5,342	1,977
Net cash provided by operating activities	37,017	17,133

INVESTING ACTIVITIES:
Capital expenditures	(18,484)	(23,521)
Proceeds from sale of fixed assets	652	53
Payments related to sale of Wiring business	-	(1,230)
Business acquisition	-	(469)
Net cash used for investing activities	(17,832)	(25,167)

FINANCING ACTIVITIES:
Revolving credit facility payment	(13,000)	-
Proceeds from issuance of debt	13,317	19,116
Repayments of debt	(21,312)	(20,015)
Other financing costs	(339)	(49)
Repurchase of Common Shares to satisfy employee tax withholding	(1,384)	(2,854)
Net cash used for financing activities	(22,718)	(3,802)

Effect of exchange rate changes on cash and cash equivalents	(268)	(1,896)
Net change in cash and cash equivalents	(3,801)	(13,732)
Cash and cash equivalents at beginning of period	54,361	43,021

Cash and cash equivalents at end of period	$50,560	$29,289

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,573	$4,539
Cash paid for income taxes, net	$2,019	$1,840

Supplemental disclosure of non-cash operating and financing activities:
Bank payment of vendor payables under short-term debt obligations	$3,764	$3,286

The Company has combined cash flows from continuing operations and cash flows from discontinued operations within the operating, investing and financing categories.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

(1) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Stoneridge, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the SEC's rules and regulations. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year.

While the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's 2015 Form 10-K.

(2)  Recently Issued Accounting Standards

Accounting Standards Not Yet Adopted

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-15, “Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments (Topic 230)” which provides guidance on the presentation and classification of certain cash receipts and cash payments in the statement of cash flows in order to reduce diversity in practice.  The ASU is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on its condensed consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update ASU 2016-09, “Compensation - Stock Compensation (Topic 718)” which is intended to simplify several aspects of the accounting for share-based payment award transactions including how excess tax benefits should be classified in the Company’s condensed consolidated financial statements.  The new standard also permits companies to recognize forfeitures as they occur as an alternative to utilizing estimated forfeitures rates which has been the required practice.  The new accounting standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within that year.  The Company is currently evaluating the impact of adopting this standard on its condensed consolidated financial statements.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” which is the new comprehensive revenue recognition standard that will supersede existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. To achieve this principle, an entity identifies the contract with a customer, identifies the separate performance obligations in the contract, determines the transaction price, allocates the transaction price to the separate performance obligations and recognizes revenue when each separate performance obligation is satisfied. This ASU allows for both retrospective and prospective methods of adoption.  In July 2015, the FASB approved a one-year deferral of the effective date of the standard. Therefore, the new standard will become effective for annual and interim periods beginning after December 15, 2017 with early adoption on the original effective date permitted. The Company is currently evaluating the impact of adopting this standard on its condensed consolidated financial statements.

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

The Company had post-disposition sales to the Wiring business acquired by Motherson for the three and nine months ended September 30, 2016 of $4,627 and $15,378, respectively, and $7,299 and $21,574 for the three and nine months ended September 30, 2015, respectively. The Company had post-disposition purchases from the Wiring business acquired by Motherson of $121 and $315 for the three and nine months ended September 30, 2016, respectively, and $242 and $583 for the three and nine months ended September 30, 2015, respectively.

There was no activity related to discontinued operations for the Wiring business in the condensed consolidated statements of operations for the three and nine months ended September 30, 2016.

The following table displays summarized activity in the condensed consolidated statements of operations for discontinued operations related to the Wiring business:

	Three months ended	Nine months ended
	September 30,	September 30,
	2015	2015

Loss on disposal (A)	$(118)	$(230)
Income tax expense on loss on disposal	5	4
Loss from discontinued operations	$(113)	$(226)

(A)	The loss on disposal for the three and nine months ended September 30, 2015 included transaction costs of $94 and $192, respectively. The loss on disposal also included a working capital and other adjustments of $24 and $38 for the three and nine months ended September 30, 2015, respectively.

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

	September 30,	December 31,
	2016	2015
Raw materials	$36,707	$36,021
Work-in-progress	8,568	7,162
Finished goods	19,925	17,826
Total inventories, net	$65,200	$61,009

Inventory valued using the FIFO method was $41,452 and $35,378 at September 30, 2016 and December 31, 2015, respectively. Inventory valued using the average cost method was $23,748 and $25,631 at September 30, 2016 and December 31, 2015, respectively.

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

Derivative Instruments and Hedging Activities

On September 30, 2016, the Company had open foreign currency forward contracts which are used solely for hedging and not for speculative purposes. Management believes that its use of these instruments to reduce risk is in the Company's best interest.  The counterparties to these financial instruments are financial institutions with investment grade credit ratings.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

In certain instances, the foreign currency forward contracts do not qualify for hedge accounting or are not designated as hedges, and therefore are marked-to-market with gains and losses recognized in the Company's condensed consolidated statement of operations as a component of other income, net.

The Company's foreign currency forward contracts offset a portion of the gains and losses on the underlying foreign currency denominated transactions as follows:

Euro-denominated Foreign Currency Forward Contract

At September 30, 2016 and December 31, 2015, the Company held a foreign currency forward contract with underlying notional amounts of $1,711 and $1,647, respectively, to reduce the exposure related to the Company's euro-denominated intercompany loans. This contract expires in December 2016. The euro-denominated foreign currency forward contract was not designated as a hedging instrument. The Company recognized a gain of $1 and a loss of $9 for the three months ended September 30, 2016 and 2015, respectively, in the condensed consolidated statements of operations as a component of other income, net related to the euro-denominated contract. For the nine months ended September 30, 2016 and 2015, the Company recognized a loss of $38 and a gain of $307, respectively, related to this contract.

U.S. dollar-denominated Foreign Currency Forward Contracts – Cash Flow Hedges

The Company entered into on behalf of one of its European Electronics subsidiaries whose functional currency is the Swedish krona, U.S. dollar-denominated currency contracts with a notional amount at September 30, 2016 of $2,655 which expire ratably on a monthly basis from October 2016 through December 2016, compared to a notional amount of $10,007 at December 31, 2015.

The Company entered into on behalf of one of its European Electronics subsidiaries whose functional currency is the euro, U.S. dollar-denominated currency contracts with a notional amount at September 30, 2016 of $608 which expire ratably on a monthly basis from October 2016 through December 2016, compared to a notional amount of $2,421 at December 31, 2015.

The Company evaluated the effectiveness of the U.S. dollar-denominated foreign currency forward contracts held as of September 30, 2016 and December 31, 2015 and concluded that the hedges were effective.

Mexican peso-denominated Foreign Currency Forward Contracts – Cash Flow Hedge

The Company holds Mexican peso-denominated foreign currency forward contracts with notional amounts at September 30, 2016 of $2,417 which expire ratably on a monthly basis from October 2016 through December 2016, compared to a notional amount of $9,780 at December 31, 2015.

The Company evaluated the effectiveness of the Mexican peso-denominated foreign currency forward contracts held as of September 30, 2016 and December 31, 2015 and concluded that the hedges were effective.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

The notional amounts and fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

		Notional	Prepaid expenses		Accrued expenses and
	amounts (A)		and other current assets		other current liabilities
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2016	2015	2016	2015	2016	2015
Derivatives designated as hedging instruments:
Cash flow hedges:
Forward currency contracts	$5,680	$22,208	$163	$474	$246	$84

Derivatives not designated as hedging instruments:
Forward currency contracts	$1,711	$1,647	$–	$–	$13	$9

(A)	Notional amounts represent the gross contract in U.S. dollars of the derivatives outstanding.

Amounts recorded for the cash flow hedges in other comprehensive income (loss) and in net income for the three months ended September 30 are as follows:

	Loss recorded		Loss reclassified from
	in other comprehensive		other comprehensive income
	income (loss)		(loss) into net income
	2016	2015	2016	2015
Derivatives designated as cash flow hedges:
Forward currency contracts	$(129)	$(578)	$(65)	$(342)
Total derivatives designated as cash flow hedges	$(129)	$(578)	$(65)	$(342)

Amounts recorded for the cash flow hedges in other comprehensive income (loss) and in net income for the nine months ended September 30 are as follows:

	Loss recorded		Loss reclassified from
	in other comprehensive		other comprehensive income
	income (loss)		(loss) into net income
	2016	2015	2016	2015
Derivatives designated as cash flow hedges:
Forward currency contracts	$(656)	$(681)	$(183)	$(652)
Total derivatives designated as cash flow hedges	$(656)	$(681)	$(183)	$(652)

Gains and losses reclassified from other comprehensive income (loss) into net income were recognized in cost of goods sold in the Company's condensed consolidated statements of operations.

The net deferred loss of $83 on the cash flow hedge derivatives will be reclassified from other comprehensive income (loss) to the condensed consolidated statements of operations through December 2016.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

The Company did not have any financial assets or liabilities fair valued using Level 1 or Level 3 inputs at September 30, 2016 or December 31, 2015. The fair value of financial assets using Level 2 inputs related to forward currency contracts were $163 and $474 at September 30, 2016 and December 31, 2015, respectively. The fair value of financial liabilities using Level 2 inputs related to forward currency contracts were $259 and $93 at September 30, 2016 and December 31, 2015, respectively.

(6) Share-Based Compensation

Compensation expense for share-based compensation arrangements, which is recognized in the condensed consolidated statements of operations as a component of selling, general and administrative expenses, was $1,699 and $1,264 for the three months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016 total share-based compensation was $4,587 compared to $5,746 for the nine months ended September 30, 2015.

The nine months ended September 30, 2016 included $545 related to the modification of the retirement notice provisions of certain awards. The nine months ended September 30, 2015 included $2,225 from the accelerated vesting in connection with the retirement of the Company’s former President and Chief Executive Officer.

(7) Debt

Debt consisted of the following at September 30, 2016 and December 31, 2015:

			Interest rates at
	September 30,	December 31,	September 30,
	2016	2015	2016	Maturity
Revolving Credit Facility
Credit facility	$87,000	$100,000	1.80%	September 2021

Debt
PST short-term obligations	7,401	11,556	4.27% - 20.37%	2016 - 2017
PST long-term notes	10,573	6,428	6.20% - 18.00%	2017 - 2021
Other	191	379
Total debt	18,165	18,363
Less: current portion	(9,901)	(13,905)
Total long-term debt, net	$8,264	$4,458

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

On September 12, 2014, the Company entered into a Third Amended and Restated Credit Agreement (the “Amended Agreement” or “Credit Facility”). The Amended Agreement provides for a $300,000 revolving credit facility, which replaced the Company’s existing $100,000 asset-based credit facility and includes a letter of credit subfacility, swing line subfacility and multicurrency subfacility. The Amended Agreement also has an accordion feature which allows the Company to increase the availability by up to $80,000 upon the satisfaction of certain conditions. The Amended Agreement extended the termination date to September 12, 2019 from December 1, 2016. On March 26, 2015, the Company entered into Amendment No. 1 to the Amended Agreement which modified the definition of Consolidated EBITDA to allow for the add back of cash premiums and other non-cash charges related to the amendment and restatement of the Amended Agreement and the early extinguishment of the Company’s 9.5% Senior Secured Notes. Consolidated EBITDA is used in computing the Company’s leverage ratio and interest coverage ratio which are covenants within the Amended Agreement. On February 23, 2016, the Company entered into Amendment No. 2 to the Amended Agreement which amended and waived any default or potential defaults with respect to the pledging as collateral additional shares issued by a wholly owned subsidiary and newly issued shares associated with the formation of a new subsidiary. On August 12, 2016, the Company entered into Amendment No. 3 (the “Amendment”) to the Amended Agreement which extended of the expiration date of the Agreement by two years to September 12, 2021, increased the borrowing sub-limit for the Company’s foreign subsidiaries by $30,000 to $80,000, increased the basket of permitted loans and investments in foreign subsidiaries by $5,000 to $30,000, and provided additional flexibility to the Company for certain permitted corporate transactions involving its foreign subsidiaries as defined in the Agreement. As a result of Amendment No. 3, the Company capitalized deferred financing costs of $339, which will be amortized over the remaining term of the Credit Facility.

Borrowings under the Amended Agreement bear interest at either the Base Rate, as defined, or the LIBOR Rate, at the Company’s option, plus the applicable margin as set forth in the Amended Agreement. The Company is also subject to a commitment fee ranging from 0.20% to 0.35% based on the Company’s leverage ratio. The Amended Agreement requires the Company to maintain a maximum leverage ratio of 3.00 to 1.00, and a minimum interest coverage ratio of 3.50 to 1.00 and places a maximum annual limit on capital expenditures. The Amended Agreement also contains other affirmative and negative covenants and events of default that are customary for credit arrangements of this type including covenants which place restrictions and/or limitations on the Company’s ability to borrow money, make capital expenditures and pay dividends. Borrowings outstanding on the Credit Facility decreased from $100,000 at December 31, 2015 to $87,000 at September 30, 2016 as a result of an unplanned partial repayment made against the Credit Facility during the three months ended September 30, 2016.

The Company was in compliance with all Credit Facility covenants at September 30, 2016 and December 31, 2015.

Debt

PST maintains several short-term obligations and long-term notes used for working capital purposes which have fixed annual interest rates. The weighted-average interest rates of short-term and long-term debt of PST at September 30, 2016 were 11.1% and 13.2%, respectively.  Depending on the specific note, interest is payable either monthly or annually. Principal repayments on PST debt at September 30, 2016 are as follows: $9,710 from October 2016 through September 2017, $963 from October 2017 through December 2017, $3,972 in 2018, $2,566 in 2019, $398 in 2020 and $365 in 2021. PST was in compliance with all debt covenants at September 30, 2016 and December 31, 2015.

The Company's wholly-owned subsidiary located in Stockholm, Sweden, has an overdraft credit line which allows overdrafts on the subsidiary's bank account up to a maximum level of 20,000 Swedish krona, or $2,333 and $2,369, at September 30, 2016 and December 31, 2015, respectively. At September 30, 2016 and December 31, 2015, there was no balance outstanding on this bank account.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

Weighted-average Common Shares outstanding used in calculating basic and diluted earnings per share were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Basic weighted-average Common Shares outstanding	27,792,469	27,444,221	27,753,015	27,299,319
Effect of dilutive shares	566,808	563,988	513,074	627,723
Diluted weighted-average Common Shares outstanding	28,359,277	28,008,209	28,266,089	27,927,042

Performance-based restricted Common Shares outstanding at September 30, 2016 and 2015 were 0 and 134,250, respectively. There were also 843,140 and 573,885 performance-based right to receive Common Shares outstanding at September 30, 2016 and 2015, respectively. These performance-based restricted and right to receive Common Shares are included in the computation of diluted earnings per share based on the number of Common Shares that would be issuable if the end of the quarter were the end of the contingency period.

(9) Changes in Accumulated Other Comprehensive Loss by Component

Changes in accumulated other comprehensive loss for the three months ended September 30, 2016 and 2015 were as follows:

	Foreign	Unrealized	Benefit
	currency	gain (loss)	plan
	translation	on derivatives	liability	Total
Balance at July 1, 2016	$(63,735)	$(19)	$84	$(63,670)

Other comprehensive loss before reclassifications	(638)	(129)	-	(767)
Amounts reclassified from accumulated other comprehensive loss	-	65	(84)	(19)
Net other comprehensive loss, net of tax	(638)	(64)	(84)	(786)

Balance at September 30, 2016	$(64,373)	$(83)	$-	$(64,456)

Balance at July 1, 2015	$(57,543)	$208	$84	$(57,251)
Other comprehensive loss before reclassifications	(12,557)	(578)	-	(13,135)
Amounts reclassified from accumulated other comprehensive loss	-	342	-	342
Net other comprehensive loss, net of tax	(12,557)	(236)	-	(12,793)

Balance at September 30, 2015	$(70,100)	$(28)	$84	$(70,044)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

Changes in accumulated other comprehensive loss for the nine months ended September 30, 2016 and 2015 were as follows:

	Foreign	Unrealized	Benefit
	currency	gain (loss)	plan
	translation	on derivatives	liability	Total
Balance at January 1, 2016	$(70,296)	$390	$84	$(69,822)

Other comprehensive income (loss) before reclassifications	5,923	(656)	-	5,267
Amounts reclassified from accumulated other comprehensive loss	-	183	(84)	99
Net other comprehensive income (loss), net of tax	5,923	(473)	(84)	5,366

Balance at September 30, 2016	$(64,373)	$(83)	$-	$(64,456)

Balance at January 1, 2015	$(45,603)	$1	$129	$(45,473)

Other comprehensive loss before reclassifications	(24,497)	(681)	(45)	(25,223)
Amounts reclassified from accumulated other comprehensive loss	-	652	-	652
Net other comprehensive loss, net of tax	(24,497)	(29)	(45)	(24,571)

Balance at September 30, 2015	$(70,100)	$(28)	$84	$(70,044)

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

As a result of environmental studies performed at the Company’s former facility located in Sarasota, Florida, the Company became aware of soil and groundwater contamination at the site. The Company engaged an environmental engineering consultant to assess the level of contamination and to develop a remediation and monitoring plan for the site. Soil remediation at the site was completed during the year ended December 31, 2010. As the remedial action plan has been approved by the Florida Department of Environmental Protection, groundwater remediation began in the fourth quarter of 2015. During the three and nine months ended September 30, 2016 and 2015, environmental remediation costs incurred were immaterial. At September 30, 2016 and December 31, 2015, the Company accrued a remaining undiscounted liability of $488 and $532, respectively, related to future remediation costs. At September 30, 2016 and December 31, 2015, $396 and $469, respectively, was recorded as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheets while the remaining amount was recorded as a component of other long-term liabilities. A majority of the costs associated with the recorded liability will be incurred at the start of the groundwater remediation which is expected to begin in November 2016, with the balance relating to monitoring costs to be incurred over multiple years. The recorded liability is based on assumptions in the remedial action plan. Although the Company sold the Sarasota facility and related property in December 2011, the liability to remediate the site contamination remains the responsibility of the Company. Due to the ongoing site remediation, the closing terms of the sale agreement included a requirement for the Company to maintain a $2,000 letter of credit for the benefit of the buyer.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

The Company has a legal proceeding, Verde v. Stoneridge, Inc. et al., currently pending in the United States District Court for the Eastern District of Texas, Cause No. 6:14-cv-00225- KNM.  The plaintiff filed this putative class action against the Company and others on March 26, 2014.  The plaintiff alleges that the Company was involved in the vertical chain of manufacture, distribution, and sale of a control device (“CD”) that was incorporated into a Dodge Ram truck purchased by Plaintiff in 2006.  Plaintiff alleges that the Company breached express warranties and indemnification provisions by supplying a defective CD that was not capable of performing its intended function.  The putative class consists of all Texas residents who own manual transmission Chrysler vehicles model years 1997–2007 equipped with the subject CD.  Plaintiff seeks recovery of economic loss damages incurred by him and the putative class members associated with inspecting and replacing the allegedly defective CD, as well as attorneys’ fees and costs.  Plaintiff filed a motion for class certification seeking to certify a class of Texas residents who own or lease certain automobiles sold by Chrysler from 1997–2007.  Plaintiff alleges this putative class would include approximately 120,000 people.  In the motion for class certification, the Plaintiff states that damages are no more than $1 per person.  A hearing on the Plaintiff’s motion for class certification was held on November 16, 2015, and the United States District Court has not yet ruled on class certification.  On April 8, 2016, the Magistrate Judge granted the Company’s motion for partial summary judgment dismissing the Plaintiff’s indemnification claim; that ruling was later adopted by the United States District Court.

Similarly, Royal v. Stoneridge, Inc. et al. is another legal proceeding currently pending in the United States District Court for the Western District of Oklahoma, Case No. 5:14-cv-01410-F.  Plaintiffs filed this putative class action against the Company, Stoneridge Control Devices, Inc., and others on December 19, 2014.  Plaintiffs allege that the Company was involved in the vertical chain of manufacture, distribution, and sale of a CD that was incorporated into Dodge Ram trucks purchased by Plaintiffs between 1999 and 2006.  Plaintiffs allege that the Company and Stoneridge Control Devices, Inc. breached various express and implied warranties, including the implied warranty of merchantability.  Plaintiffs also seek indemnity from the Company and Stoneridge Control Devices, Inc.  The putative class consists of all owners of vehicles equipped with the subject CD, which includes various Dodge Ram trucks and other manual transmission vehicles manufactured from 1997–2007, which Plaintiffs allege is more than one million vehicles.  Plaintiffs seek recovery of economic loss damages associated with inspecting and replacing the allegedly defective CD, diminished value of the subject CDs and the trucks in which they were installed, and attorneys’ fees and costs.  The amount of compensatory or other damages sought by Plaintiffs and the putative class members is unknown. On January 12, 2016, the United States District Court granted in part the Company’s and Stoneridge Control Devices, Inc.’s motions to dismiss, and dismissed four of the Plaintiffs’ five claims against the Company and Stoneridge Control Devices, Inc. Plaintiffs filed a motion for reconsideration of the United States District Court’s ruling, which was denied. The Company is vigorously defending itself against the Plaintiffs’ allegations, and has and will continue to challenge the claims as well as class action certification. The Company believes the likelihood of loss is not probable or reasonably estimable, and therefore no liability has been recorded for these claims at September 30, 2016.

In September 2013, two legal proceedings were initiated by Actia Automotive (“Actia”) in a French court (the tribunal de grande instance de Paris) alleging infringement of its patents by the Company’s Electronics segment. The euro (“€”) and U.S. dollar equivalent (“$”) that Actia was seeking has been €7,000 ($7,900) for each claim for injunctive relief and monetary damages resulting from such alleged infringement. The Company believed that its products did not infringe on any of the patents claimed by Actia, and the claims were without merit.  The Company vigorously defended itself against these allegations, and challenged certain Actia patents in the European Patent Office.  In September 2015, the French court ruled in favor of the Company on one claim, which was subject to appeal by Actia.  However, on July 28, 2016 the Company reached a settlement with Actia with regard to both claims.  Under the settlement the Company agreed to forego a payment by Actia of €50 ($56) that had been ordered by the French Court and Actia agreed (i) not to appeal the French court’s ruling against it on the first claim and (ii) to dismiss its infringement claims against the Company with respect to the second claim.  Under the settlement Actia agreed not to enforce any of the patents in question against the Company, or the Company’s successors and assigns.  As a result this matter has been settled and no liability has been recorded for these claims at September 30, 2016.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

On May 24, 2013, the State Revenue Services of São Paulo issued a tax deficiency notice against PST claiming that the vehicle tracking and monitoring services it provides should be classified as communication services, and therefore subject to the State Value Added Tax – ICMS. The State Revenue Services assessment imposed the 25.0% ICMS tax on all revenues of PST related to the vehicle tracking and monitoring services rendered during the period from January 2009 through December 2010. The Brazilian real (“R$”) and U.S. dollar equivalent (“$”) of the aggregate tax assessment is approximately R$92,500 ($28,500) which is comprised of Value Added Tax – ICMS of R$13,200 ($4,100) interest of R$11,400 ($3,500) and penalties of R$67,900 ($20,900).

The Company believes that the vehicle tracking and monitoring services are non-communication services, as defined under Brazilian tax law, subject to the municipal ISS tax, not communication services subject to state ICMS tax as claimed by the State Revenue Services of São Paulo. PST has, and will continue to collect the municipal ISS tax on the vehicle tracking and monitoring services in compliance with Brazilian tax law and will defend its tax position. PST has received a legal opinion that the merits of the case are favorable to PST, determining among other things that the imposition on the subsidiary of the State ICMS by the State Revenue Services of São Paulo is not in accordance with the Brazilian tax code. Management believes, based on the legal opinion of the Company’s Brazilian legal counsel and the results of the Brazil Administrative Court's ruling in favor of another vehicle tracking and monitoring company related to the tax deficiency notice it received, the likelihood of loss is not probable although it may take years to resolve.  As a result of the above, as of September 30, 2016 and December 31, 2015, no accrual has been recorded with respect to the tax assessment.  An unfavorable judgment on this issue for the years assessed and for subsequent years could result in significant costs to PST and adversely affect its results of operations. There have been no significant changes to the facts and circumstances related to this notice for the three or nine months ended September 30, 2016.

In addition, PST has civil, labor and other tax contingencies for which the likelihood of loss is deemed to be reasonably possible, but not probable, by the Company’s legal advisors in Brazil. As a result, no provision has been recorded with respect to these contingencies, which amounted to R$34,600 ($10,700) and R$25,400 ($6,500) at September 30, 2016 and December 31, 2015, respectively. An unfavorable outcome on these contingencies could result in significant cost to PST and adversely affect its results of operations.

Product Warranty and Recall

Amounts accrued for product warranty and recall claims are established based on the Company's best estimate of the amounts necessary to settle existing and future claims on products sold as of the balance sheet dates. These accruals are based on several factors including past experience, production changes, industry developments and various other considerations including insurance coverage. The Company can provide no assurances that it will not experience material claims or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued or beyond what the Company may recover from its suppliers. The current portion of product warranty and recall is included as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheets. Product warranty and recall included $2,293 and $1,973 of a long-term liability at September 30, 2016 and December 31, 2015, respectively, which is included as a component of other long-term liabilities in the condensed consolidated balance sheets.

The following provides a reconciliation of changes in product warranty and recall liability:

Nine months ended September 30	2016	2015
Product warranty and recall at beginning of period	$6,419	$7,601
Accruals for products shipped during period	3,010	2,716
Aggregate changes in pre-existing liabilities due to claim developments	(272)	(122)
Settlements made during the period	(1,332)	(3,715)
Product warranty and recall at end of period	$7,825	$6,480

(11) Headquarter Relocation

In March 2016, the Company announced the relocation of its corporate headquarters from Warren, Ohio to Novi, Michigan which will primarily occur during the fourth quarter of 2016. As a result, the Company incurred relocation costs of $726 and $998 for the three and nine months ended September 2016, respectively. The relocation costs incurred included employee retention, relocation, severance, recruiting, duplicate wages and professional fees.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

In April 2016, the Company entered into a long-term lease agreement for its new corporate headquarters. The Company establishes assets and liabilities for the estimated construction costs incurred under build-to-suit lease arrangements to the extent the Company was involved in the construction of structural improvements or takes construction risk prior to the commencement of a lease. As of September 30, 2016, the Company recorded a non-cash build-to-suit lease asset under construction of $4,322 (within Prepaid and other currents assets) and a corresponding obligation (within accrued expenses and other current liabilities) in the condensed consolidated balance sheet.

Also, the Company concluded that the Warren, Ohio headquarter building, which had a net book value of $481 at September 30, 2016 and is actively marketed for sale, met the criteria for held for sale accounting treatment. As such, it was reclassified from Property, plant and equipment, net to Prepaid and other current assets at September 30, 2016.

(12) Business Realignment

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

Business realignment charges by reportable segment were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Electronics (A)	$-	$317	$1,180	$317
PST (B)	211	403	1,242	403
Unallocated Corporate (C)	-	309	-	309
Total business realignment charges	$211	$1,029	$2,422	$1,029

(A)	Severance costs for the nine months ended September 30, 2016 related to selling, general and administrative (“SG&A”) and design and development (“D&D”) were $196 and $984, respectively. Severance costs for both the three and nine months ended September 30, 2015 related to SG&A and D&D were $102 and $215, respectively.

(B)	Severance costs for the three months ended September 30, 2016 related to cost of goods sold (“COGS”) and SG&A were $20 and $191, respectively. Severance costs for the nine months ended September 30, 2016 related to COGS, SG&A and D&D were $307, $819 and $116, respectively. Severance costs for both the three and nine months ended September 30, 2015 related to COGS, SG&A and D&D were $172, $117 and $114, respectively.

(C)	Severance costs for both the three and nine months ended September 30, 2015 related to SG&A were $309.

Business realignment charges classified by statement of operations line item were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Cost of goods sold	$20	$171	$307	$171
Selling, general and administrative	191	529	1,015	529
Design and development	-	329	1,100	329
Total business realignment charges	$211	$1,029	$2,422	$1,029

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

(13) Income Taxes

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

The Company recognized income tax expense of $919 and $32 from continuing operations for federal, state and foreign income taxes for the three months ended September 30, 2016 and 2015, respectively.  The increase in income tax expense for the three months ended September 30, 2016 compared to the same period for 2015 was primarily due to the increase in consolidated earnings. Also, income tax expense increased due to PST’s operating loss which generated a benefit for the third quarter of 2015, however, due to the valuation allowance position taken in the fourth quarter of 2015, no longer provides a tax benefit in 2016. The effective tax rate increased to 8.4% in the third quarter of 2016 from 0.4% in the third quarter of 2015 primarily due to a full valuation allowance on PST’s loss that negatively impacted the effective tax rate. The impact of PST on the effective tax rate was partially offset by the continued strong performance of the U.S. operations which, due to a full valuation allowance, positively impacted the effective tax rate.

The Company recognized income tax expense (benefit) of $3,114 and $(202) from continuing operations for federal, state and foreign income taxes for the nine months ended September 30, 2016 and 2015, respectively.  The increase in income tax expense for the nine months ended September 30, 2016 compared to the same period for 2015 was primarily due to the increase in consolidated earnings. In addition, income tax expense increased due to PST’s operating loss which generated a benefit for the first nine months of 2015, however, due to the valuation allowance position taken in the fourth quarter of 2015, no longer provides a tax benefit in 2016. The effective tax rate increased to 10.3% in the first nine months of 2016 from (1.3)% in the first nine months of 2015 primarily due to a full valuation allowance on PST’s loss that negatively impacted the effective tax rate. The impact of PST on the effective tax rate was partially offset by the continued strong performance of the U.S. operations which, due to a full valuation allowance, positively impacted the effective tax rate.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

A summary of financial information by reportable segment is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net Sales:
Control Devices	$103,700	$87,030	$304,957	$251,299
Inter-segment sales	430	482	1,448	1,814
Control Devices net sales	104,130	87,512	306,405	253,113

Electronics	47,804	50,688	158,201	165,015
Inter-segment sales	9,495	6,567	24,706	17,651
Electronics net sales	57,299	57,255	182,907	182,666

PST	22,342	24,339	60,207	73,857
Inter-segment sales	-	-	-	-
PST net sales	22,342	24,339	60,207	73,857

Eliminations	(9,925)	(7,049)	(26,154)	(19,465)
Total net sales	$173,846	$162,057	$523,365	$490,171
Operating Income (Loss):
Control Devices	$15,319	$12,197	$47,133	$33,787
Electronics	3,735	2,767	12,050	9,413
PST	29	(640)	(4,179)	(5,881)
Unallocated Corporate (A)	(7,303)	(5,377)	(21,092)	(17,831)
Total operating income	$11,780	$8,947	$33,912	$19,488
Depreciation and Amortization:
Control Devices	$2,561	$2,346	$7,345	$7,132
Electronics	996	949	3,076	2,860
PST	2,307	2,282	6,388	7,421
Corporate	115	69	309	139
Total depreciation and amortization (B)	$5,979	$5,646	$17,118	$17,552
Interest Expense, net:
Control Devices	$56	$81	$172	$246
Electronics	33	38	196	124
PST	934	839	2,686	2,063
Corporate	661	789	1,984	2,250
Total interest expense, net	$1,684	$1,747	$5,038	$4,683
Capital Expenditures:
Control Devices	$3,229	$3,953	$9,260	$11,835
Electronics	1,244	2,729	5,229	5,751
PST	640	1,477	2,516	4,889
Corporate	1,365	133	1,479	1,046
Total capital expenditures	$6,478	$8,292	$18,484	$23,521

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

	September 30,	December 31,
	2016	2015
Total Assets:
Control Devices	$157,208	$127,649
Electronics	110,216	97,443
PST	111,935	100,143
Corporate (C)	284,869	288,806
Eliminations	(250,626)	(249,789)
Total assets	$413,602	$364,252

(A)	Unallocated Corporate expenses include, among other items, finance, legal, human resources and information technology costs as well as share-based compensation.
(B)	These amounts represent depreciation and amortization on property, plant and equipment and certain intangible assets.
(C)	Assets located at Corporate consist primarily of cash, intercompany loan receivables, equity investments and investments in subsidiaries.

The following table presents net sales and long-term assets for each of the geographic areas in which the Company operates:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net Sales:
North America	$108,605	$96,676	$321,973	$281,108
South America	22,342	24,339	60,207	73,857
Europe and Other	42,899	41,042	141,185	135,206
Total net sales	$173,846	$162,057	$523,365	$490,171

	September 30,	December 31,
	2016	2015
Long-term Assets:
North America	$63,934	$60,099
South America	63,925	56,943
Europe and Other	16,020	15,301
Total long-term assets	$143,879	$132,343

(15) Investments

Minda Stoneridge Instruments Ltd.

The Company has a 49% interest in Minda Stoneridge Instruments Ltd. (“Minda”), a company based in India that manufactures electronics, instrumentation equipment and sensors primarily for the motorcycle and commercial vehicle market. The investment is accounted for under the equity method of accounting. The Company's investment in Minda, recorded as a component of investments and other long-term assets, net on the condensed consolidated balance sheets, was $7,846 and $6,929 at September 30, 2016 and December 31, 2015, respectively. Equity in earnings of Minda included in the condensed consolidated statements of operations was $307 and $160, for the three months ended September 30, 2016 and 2015, respectively.  Equity in earnings of Minda included in the condensed consolidated statements of operations was $603 and $492 for the nine months ended September 30, 2016 and 2015, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

PST Eletrônica Ltda.

The Company has a 74% controlling interest in PST. Noncontrolling interest in PST increased to $13,704 at September 30, 2016 due to comprehensive income of $394 resulting from a favorable change in foreign currency translation of $2,403 partially offset by a proportionate share of its net loss of $2,009 for the nine months ended September 30, 2016. Noncontrolling interest in PST decreased to $14,273 at September 30, 2015 due to comprehensive loss of $8,277 resulting from a proportionate share of its net loss of $1,074 and an unfavorable change in foreign currency translation of $7,203 for the nine months ended September 30, 2015. Comprehensive loss related to PST noncontrolling interest was $(467) and $(4,080) for the three months ended September 30, 2016 and 2015, respectively.

PST has dividends payable declared in previous years to noncontrolling interest of $10,842 Brazilian real ($3,340) at September 30, 2016.

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

Third Quarter Overview

Income from continuing operations attributable to Stoneridge. Inc. of $10.3 million, or $0.36 per diluted share for the three months ended September 30, 2016 increased by $2.8 million, or $0.09 per diluted share from $7.5 million, or $0.27 per diluted share for the three months ended September 30, 2015. The increase in income from continuing operations is primarily due to an increase in gross profit of $4.6 million related to higher sales in our Control Devices segment and lower material costs in our Electronics and PST segments resulting from a favorable change in foreign currency exchange rates. This was partially offset by a $1.5 million increase in selling, general and administrative costs primarily in our unallocated corporate segment (which included $0.7 million in costs associated with our headquarter relocation), and a $0.9 million increase in income tax expense.

Net sales increased by $11.8 million, or 7.3%, compared to the third quarter of 2015 as higher sales in our Control Devices segment were partially offset by lower sales in our PST and Electronics segments. The increase in sales in our Control Devices segment was primarily due to new product sales in the North American automotive market while our PST segment sales decreased due to weakness in the Brazilian economy and automotive market.

At September 30, 2016 and December 31, 2015, we had cash and cash equivalents balances of $50.6 million and $54.4 million, respectively. The decrease during the first nine months of 2016 was primarily due to higher working capital, capital expenditures and repayment of debt, which was partially offset by net income. At September 30, 2016 and December 31, 2015 we had $87.0 million and $100.0 million, respectively, in borrowings outstanding on our $300.0 million Credit Facility.

Outlook

We expect our financial performance to improve in the fourth quarter of 2016 compared to the fourth quarter of 2015 because of new product launches and savings from previously incurred business realignment activities.

We expect to continue to have significant growth in our North American automotive vehicle sales in 2016 related to new product launches primarily our shift by wire product in our Control Devices segment. Also, the North American automotive vehicle market production is expected to increase to approximately 17.9 million units in 2016 (an increase from the 17.5 million units produced in 2015), which we expect to have a favorable effect on our Control Devices segment.

The North American commercial vehicle market is expected to decline for the remainder of 2016 compared to the first nine months of 2016. The European commercial vehicle market is forecasted to have a modest increase for the remainder of 2016 compared to the first nine months of 2016.

Our PST segment revenues and operating performance continue to be adversely impacted by weakness of the Brazilian economy and automotive market, and has been negatively impacted by unfavorable foreign currency translation. In October 2016, the International Monetary Fund (IMF) forecasted the Brazil gross domestic product (“GDP”) to decline 3.3% in 2016 and increase 0.5% in 2017. Based on the forecasted negative GDP growth of the Brazilian economy in 2016, PST’s sales and earnings expectations continue to be moderated. Because there is significant uncertainty regarding the timing and magnitude of a recovery in the Brazilian economy and automotive market, the Company continues to realign PST’s cost structure to mitigate the effect on earnings and cash flows of possible continued weakened product demand and unfavorable foreign currency exchange rates.

We regularly evaluate the performance of our businesses and their cost structures, including personnel, and make necessary changes thereto in order to optimize our results.  We also evaluate the required skill sets of our personnel and periodically make strategic changes.  As a consequence of these actions, we incur severance related costs which we refer to as business realignment charges.

A significant portion of our sales are outside of the United States. These sales are generated by our non-U.S. based operations, and therefore, movements in foreign currency exchange rates can have a significant effect on our results of operations, which are presented in U.S. dollars. A significant portion of our raw materials purchased by our Electronics and PST segments are denominated in U.S. dollars, and therefore movements in foreign currency exchange rates can also have a significant effect on our results of operations. While the U.S. dollar strengthened significantly against the Swedish krona, euro and Brazilian real in 2015 increasing our material costs and reducing our reported results, the U.S. dollar weakened against these currencies in the first nine months of 2016.

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

In March 2016, we announced the relocation of our corporate headquarters from Warren, Ohio to Novi, Michigan, which will occur primarily during the fourth quarter of 2016.  As a result, the Company will incur relocation costs of approximately $2.8 million to $3.4 million including employee retention, relocation, severance, recruiting, duplicate wages and professional fees.  The new headquarters will expand our presence in the Detroit metropolitan area and improve access to key customers, decision makers and influencers in the automotive and commercial vehicle markets that we serve.  In connection with the relocation, the Company is eligible for a Michigan Business Development Program grant of up to $1.4 million based upon the number of new jobs created in Michigan, along with talent services and training support from Oakland County Michigan Works!.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

					Dollar
					increase /
Three months ended September 30	2016		2015		(decrease)
Net sales	$173,846	100.0%	$162,057	100.0%	$11,789
Costs and expenses:
Cost of goods sold	124,098	71.4	116,912	72.1	7,186
Selling, general and administrative	27,817	16.0	26,331	16.2	1,486
Design and development	10,151	5.8	9,867	6.1	284

Operating income	11,780	6.8	8,947	5.6	2,833
Interest expense, net	1,684	1.0	1,747	1.1	(63)
Equity in earnings of investee	(307)	(0.2)	(160)	(0.1)	(147)
Other income, net	(497)	(0.3)	(83)	-	(414)
Income before income taxes from continuing operations	10,900	6.3	7,443	4.6	3,457
Income tax expense from continuing operations	919	0.5	32	-	887
Income from continuing operations	9,981	5.8	7,411	4.6	2,570
Loss from discontinued operations	-	-	(113)	(0.1)	113

Net income	9,981	5.8	7,298	4.5	2,683
Net loss attributable to noncontrolling interest	(303)	(0.1)	(69)	-	(234)
Net income attributable to Stoneridge, Inc.	$10,284	5.9%	$7,367	4.5%	$2,917

Net Sales. Net sales for our reportable segments, excluding inter-segment sales, are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Three months ended September 30	2016		2015		(decrease)	(decrease)
Control Devices	$103,700	59.7%	$87,030	53.7%	$16,670	19.2%
Electronics	47,804	27.4	50,688	31.3	(2,884)	(5.7)
PST	22,342	12.9	24,339	15.0	(1,997)	(8.2)
Total net sales	$173,846	100.0%	$162,057	100.0%	$11,789	7.3%

Our Control Devices segment net sales increased primarily due to new product sales and growth in the North American automotive market of $18.3 million and new program sales and increased sales volume in the China automotive market of $1.4 million during the third quarter of 2016, which were offset by a decrease in commercial vehicle and various other markets of $1.6 million and $0.8 million, respectively.

Our Electronics segment net sales declined as the increase in sales volume in our European commercial vehicle products of $3.0 million was more than offset by a decrease in sales volume of our North American commercial vehicle and European off-highway vehicle products of $3.4 million and $1.2 million, respectively, and an unfavorable foreign currency translation of $1.2 million.

Our PST segment net sales decreased primarily due to continued weakness in the Brazilian economy and automotive market which was partially offset by a favorable foreign currency translation that increased sales by $2.0 million, or 8.2%. PST’s monitoring service sales modestly increased but was more than offset by a decline in product sales volume.

Net sales by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Three months ended September 30	2016		2015		(decrease)	(decrease)
North America	$108,605	62.5%	$96,676	59.7%	$11,929	12.3%
South America	22,342	12.9	24,339	15.0	(1,997)	(8.2)
Europe and Other	42,899	24.6	41,042	25.3	1,857	4.5
Total net sales	$173,846	100.0%	$162,057	100.0%	$11,789	7.3%

The increase in North American net sales was primarily attributable to new product sales and growth in our North American automotive market of $18.3 million, which was partially offset by decreased sales volume in our North American commercial vehicle market and various other markets of $5.0 million and $0.8 million, respectively. The decrease in net sales in South America was primarily due to a decrease in product sales volume as a result of continued weakness in the Brazilian economy and automotive market which was partially offset by a favorable foreign currency translation. The increase in net sales in Europe and Other was primarily due to an increase in sales volume of our European commercial vehicle products of $3.0 million and new program sales and increased sales volume in our China automotive market of $1.4 million, which were partially offset by a sales volume decrease of our European off-highway vehicle products of $1.2 million as well as an unfavorable foreign currency translation of $1.2 million.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased by 6.1% primarily related to an increase in net sales in our Control Devices segment. Our gross margin improved by 0.7% to 28.6% for the third quarter of 2016 compared to 27.9% for the third quarter of 2015 primarily due to lower material costs in our Electronics and PST segments. Our material cost as a percentage of net sales decreased by 0.7% to 50.7% for the third quarter of 2016 compared to 51.4% for the third quarter of 2015 while our aggregated labor and overhead costs as a percentage of sales remained level. The lower direct material costs in our Electronics and PST segments were partially offset by higher direct material costs in our Control Devices segment related to a change in product mix.

Our Control Devices segment gross margin decreased as the benefit of increased sales was more than offset by higher warranty related costs and was negatively impacted by an unfavorable mix of products sold.

Our Electronics segment gross margin improved primarily due to lower material costs resulting from movement in foreign currency exchange rates.

Our PST segment gross margin increased due to lower direct material costs related to a favorable movement in foreign currency exchange rates, but was negatively impacted by a decrease in sales volume.

Selling, General and Administrative (“SG&A”). SG&A expenses increased by $1.5 million compared to the third quarter of 2015 primarily due to higher costs related to the corporate headquarter relocation (including employee retention, relocation, severance, recruiting and duplicate wages) totaling $0.7 million as well as higher wages, share-based compensation (partially resulting from the modification of the retirement notice provisions of certain awards) and professional fees in our unallocated corporate segment. This increase was partially offset by a slight decrease in SG&A expenses in our Control Devices, Electronics and PST segments, a portion of which relates to business realignment charges which decreased by $0.3 million.

Design and Development (“D&D”). D&D costs increased by $0.3 million primarily due to higher costs related to new product launches in our Control Devices segment and product development costs in our Electronics segment which were partially offset by lower employee costs in our PST segment as a result of business realignment actions.

Operating Income. Operating income (loss) is summarized in the following table by continuing reportable segment (in thousands):

			Dollar	Percent
			increase /	increase /
Three months ended September 30	2016	2015	(decrease)	(decrease)
Control Devices	$15,319	$12,197	$3,122	25.6%
Electronics	3,735	2,767	968	35.0
PST	29	(640)	669	104.5
Unallocated corporate	(7,303)	(5,377)	(1,926)	(35.8)
Operating income	$11,780	$8,947	$2,833	31.7%

Our Control Devices segment operating income increased primarily due to an increase in sales which was partially offset by higher D&D and warranty related costs.

Our Electronics segment operating income increased despite lower sales primarily due to lower material and SG&A costs, which were partially offset by higher D&D costs.

Our PST segment operating performance improved primarily due to lower D&D costs resulting from business realignment actions and higher gross profit from lower material costs and a $0.2 million decrease in business realignment costs. PST’s improved operating performance is expected to continue in the fourth quarter of 2016.

Our unallocated corporate operating loss increased primarily due to costs related to the corporate headquarter relocation as well as higher wages, share-based compensation and professional fees.

Operating income (loss) by geographic location is summarized in the following table (in thousands):

			Dollar	Percent
			increase /	increase /
Three months ended September 30	2016	2015	(decrease)	(decrease)
North America	$8,852	$7,714	$1,138	14.8%
South America	29	(640)	669	104.5
Europe and Other	2,899	1,873	1,026	54.8
Operating income	$11,780	$8,947	$2,833	31.7%

Our North American operating results improved primarily due to increased sales in the North American automotive market, which were partially offset by higher wages, share-based compensation, professional fees and costs related to the headquarter relocation. The improved performance in South America was primarily due to lower D&D employee costs resulting from business realignment actions, higher gross profit resulting from lower material costs and a $0.2 million decrease in business realignment costs. Our operating results in Europe and Other improved due primarily to lower material costs resulting from a favorable movement in foreign currency exchange rates and higher sales of European commercial vehicle and China automotive products.

Interest Expense, net. Interest expense, net decreased by $0.1 million compared to the prior year third quarter primarily due to a lower interest rate related to our Credit Facility.

Equity in Earnings of Investee. Equity earnings for Minda were $0.3 million and $0.2 million for the three months ended September 30, 2016 and 2015, respectively. The increase in Minda’s income from operations compared to the prior period was partially offset by an unfavorable change in foreign currency exchange rates.

Other Income, net. We record certain foreign currency transaction and forward currency hedge contract (gains) losses as a component of other income, net on the condensed consolidated statement of operations. Other income, net increased by $0.4 million to $0.5 million for the third quarter of 2016 primarily due to an increase in foreign currency gains and several other items. The favorable change in certain foreign currency exchange rates in our unallocated corporate and Electronics segments were partially offset by an unfavorable change in foreign currency exchange rates in our PST segment.

Expense for Income Taxes from Continuing Operations. We recognized income tax expense of $0.9 million and less than $0.1 million from continuing operations for federal, state and foreign income taxes for the third quarter of 2016 and 2015, respectively. The increase in income tax expense for the three months ended September 30, 2016 compared to the same period for 2015 was primarily due to the increase in consolidated earnings. Also, income tax expense increased due to the PST operating loss which generated a benefit for the third quarter of 2015, however, due to the valuation allowance position taken in the fourth quarter of 2015, no longer provides a tax benefit in 2016. The effective tax rate increased to 8.4% in the third quarter of 2016 from 0.4% in the third quarter of 2015 primarily due to a full valuation allowance on PST’s loss that negatively impacted the effective tax rate. The impact of PST on the effective tax rate was partially offset by the continued strong performance of our U.S. operations which, due to a full valuation allowance, positively impacted the effective tax rate.

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

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

					Dollar increase /
Nine months ended September 30		2016		2015	(decrease)
Net sales	$523,365	100.0%	$490,171	100.0%	$33,194
Costs and expenses:
Cost of goods sold	375,705	71.8	355,432	72.5	20,273
Selling, general and administrative	82,836	15.8	85,555	17.5	(2,719)
Design and development	30,912	5.9	29,696	6.0	1,216

Operating income	33,912	6.5	19,488	4.0	14,424
Interest expense, net	5,038	0.9	4,683	1.0	355
Equity in earnings of investee	(603)	(0.1)	(492)	(0.1)	(111)
Other income, net	(722)	(0.1)	(343)	(0.1)	(379)
Income before income taxes from continuing operations	30,199	5.8	15,640	3.2	14,559
Income tax expense (benefit) from continuing operations	3,114	0.6	(202)	-	3,316
Income from continuing operations	27,085	5.2	15,842	3.2	11,243
Loss from discontinued operations	-	-	(226)	-	226
Net income	27,085	5.2	15,616	3.2	11,469
Net loss attributable to noncontrolling interest	(2,009)	(0.4)	(1,074)	(0.2)	(935)
Net income attributable to Stoneridge, Inc.	$29,094	5.6%	$16,690	3.4%	$12,404

Net Sales. Net sales for our reportable segments, excluding inter-segment sales, are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Nine months ended September 30		2016		2015	(decrease)	(decrease)
Control Devices	$304,957	58.3%	$251,299	51.2%	$53,658	21.4%
Electronics	158,201	30.2	165,015	33.7	(6,814)	(4.1)%
PST	60,207	11.5	73,857	15.1	(13,650)	(18.5)%
Total net sales	$523,365	100.0%	$490,171	100.0%	$33,194	6.8%

Our Control Devices segment net sales increased primarily due to new product sales and growth in the North American automotive market of $54.8 million and new program sales and increased sales volume in the China automotive market of $3.5 million, which were partially offset by a decrease in various other markets of $2.1 million and our North American commercial vehicle market of $0.5 million during the first nine months of 2016.

Our Electronics segment net sales decreased primarily due to a decrease in sales volume in our North American commercial vehicle products of $9.6 million, an unfavorable foreign currency translation of $1.7 million and a decrease in our European off-highway vehicle products of $0.9 million, which were partially offset by an increase in sales volume in our European commercial vehicle products of $5.9 million.

Our PST segment net sales decreased primarily due to an unfavorable foreign currency translation which reduced sales by $7.9 million, or 10.7%, and lower product volume as a result of continued weakness in the Brazilian economy and automotive market while monitoring service sales volume modestly increased.

Net sales by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Nine months ended September 30		2016		2015	(decrease)	(decrease)
North America	$321,973	61.5%	$281,108	57.3%	$40,865	14.5%
South America	60,207	11.5	73,857	15.1	(13,650)	(18.5)%
Europe and Other	141,185	27.0	135,206	27.6	5,979	4.4%
Total net sales	$523,365	100.0%	$490,171	100.0%	$33,194	6.8%

The increase in North American net sales was primarily attributable to new product sales and growth in the North American automotive market of $54.8 million, which was partially offset by decreased sales volume in the North American commercial vehicle market of $9.6 million and decreased sales in various other markets of $2.1 million. The decrease in net sales in South America was due to an unfavorable foreign currency translation as well as lower product sales volume as a result of continued weakness in the Brazilian economy and automotive market. The increase in net sales in Europe and Other was primarily due to an increase in sales volume of our European commercial vehicle products of $5.9 million and new program sales and increased sales volume in our China automotive market of $3.5 million, which were partially offset by an unfavorable foreign currency translation of $1.7 million and lower sales of European off-highway vehicle products of $0.9 million.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased by 5.7% primarily related to an increase in sales in our Control Devices segment. Our gross margin improved by 0.7% to 28.2% for the first nine months of 2016 compared to 27.5% for the first nine months of 2015. Our material cost as a percentage of net sales increased by 0.1% to 51.5% for the first nine months of 2016 compared to 51.4% for the first nine months of 2015 while aggregated labor and overhead costs as a percentage of sales improved by 0.8% due to increased sales and a change in product mix in our Control Devices segment. The lower material costs in our Electronics and PST segments due to a favorable change in foreign currency exchange rates were offset by higher direct material costs as a percentage of sales in our Control Devices segment due to a change in mix of products sold.

Our Control Devices segment gross margin improved slightly primarily due to the benefit of increased sales levels which was partially offset by higher warranty related costs and was negatively impacted by an unfavorable change in mix of products sold.

Our Electronics segment gross margin improved primarily due to lower material costs resulting from a favorable movement in foreign currency exchange rates.

Our PST segment gross margin improved due to lower material costs resulting from a favorable movement in foreign currency exchange rates, which was partially offset by lower sales volume and a $0.1 million increase in business realignment charges.

Selling, General and Administrative. SG&A expenses decreased by $2.7 million compared to the first nine months of 2015 as lower SG&A costs in our PST and Electronics segments were partially offset by higher SG&A costs in our unallocated corporate segment.  PST SG&A costs decreased primarily due to lower employee costs as a result of business realignment actions, lower selling related expenses and professional fees and from movement in foreign currency exchange rates, which were partially offset by a $0.7 million increase in business realignment costs.  SG&A expenses in our Electronics segment decreased primarily due from movement in foreign currency exchange rates.  Unallocated corporate SG&A costs increased due to costs associated with the corporate headquarter relocation (including employee retention, relocation, severance, recruiting, other professional fees and duplicate wages) totaling $1.0 million as well as higher wages, incentive-based compensation (as a result of improved financial performance) and consulting fees.  These higher unallocated corporate SG&A costs were partially offset by lower share-based compensation expense as the additional expense related to modification of the retirement notice provisions of certain share-based awards of $0.5 million for the first nine months of 2016 were more than offset by $2.2 million of expense for the acceleration of the vesting associated with the retirement of our President and Chief Executive Officer (“CEO”) during the first nine months of 2015.

Design and Development. D&D costs increased by $1.2 million primarily due to development costs related to new product launches in our Control Devices segment as well as higher product development costs and business realignment charges in our Electronics segment. Business realignment charges related to our Electronics segment increased by $0.8 million during the first nine months of 2016 compared to 2015. This increase in D&D costs in our Control Devices and Electronics segments was partially offset by lower employee costs as a result of business realignment actions, lower product design costs and movement in foreign currency exchange rates in our PST segment.

Operating Income. Operating income (loss) is summarized in the following table by continuing reportable segment (in thousands):

			Dollar	Percent
			increase /	increase /
Nine months ended September 30	2016	2015	(decrease)	(decrease)
Control Devices	$47,133	$33,787	$13,346	39.5%
Electronics	12,050	9,413	2,637	28.0%
PST	(4,179)	(5,881)	1,702	28.9%
Unallocated corporate	(21,092)	(17,831)	(3,261)	(18.3)%
Operating income	$33,912	$19,488	$14,424	74.0%

Our Control Devices segment operating income increased primarily due to an increase in sales, which was partially offset by higher D&D costs related to new product launches and higher warranty related costs.

Our Electronics segment operating income increased primarily due to lower material costs, which was partially offset by a $0.9 million increase in business realignment charges and lower sales during the first nine months of 2016 compared to 2015.

Our PST segment operating performance improved primarily due to lower SG&A and D&D expenses due to business realignment actions, lower selling expenses and professional fees. These were partially offset by lower gross profit resulting from lower product sales volume as well as an increase in business realignment charges of $0.8 million for the first nine months of 2016 compared to 2015.

Our unallocated corporate operating loss increased primarily due to higher costs associated with the corporate headquarter relocation as well as higher wages, incentive-based compensation and professional fees. These were partially offset by lower share-based compensation expense because the first nine months of 2015 included $2.2 million of expense for the acceleration of the vesting associated with the retirement of our President and CEO while the first nine months of 2016 had $0.5 million of expense related to the modification of the retirement notice provisions of certain awards.

Operating income (loss) by geographic location is summarized in the following table (in thousands):

			Dollar	Percent
			increase /	increase /
Nine months ended September 30	2016	2015	(decrease)	(decrease)
North America	$27,303	$19,310	$7,993	41.4%
South America	(4,179)	(5,881)	1,702	(28.9)%
Europe and Other	10,788	6,059	4,729	78.0%
Operating income	$33,912	$19,488	$14,424	74.0%

Our North American operating results improved primarily due to increased sales in the North American automotive market which was partially offset by higher SG&A expenses in our unallocated corporate segment and higher D&D and warranty related costs in our Control Devices segment. The improvement in performance in South America was primarily due to lower SG&A and D&D employee expenses resulting from business realignment actions, lower selling costs and professional fees which was partially offset by lower gross profit resulting from lower product sales volume and a $0.8 million increase in business realignment costs. Our results in Europe and Other improved as higher D&D costs, an increase in product development and business realignment charges were more than offset by higher gross profit benefiting from lower material costs as well as lower SG&A expenses.

Interest Expense, net. Interest expense, net increased by $0.4 million compared to the prior year first nine months primarily due to a higher weighted-average interest rate related to our PST debt.

Equity in Earnings of Investee. Equity earnings for Minda were $0.6 million and $0.5 million for the nine months ended September 30, 2016 and 2015, respectively. The increase in Minda’s income from operations compared to the prior period was partially offset by an unfavorable change in foreign currency exchange rates.

Other Income, net. We record certain foreign currency transaction and forward currency hedge contract (gains) losses as a component of other income, net on the condensed consolidated statement of operations. Other income, net increased by $0.4 million compared to the first nine months of 2015 due to an increase in foreign currency gains and several other items. The favorable change in foreign currency exchange rates in our unallocated corporate and Electronics segments were partially offset by an unfavorable change in foreign currency exchange rates in our PST segment.

Expense (Benefit) for Income Taxes from Continuing Operations. We recognized income tax expense (benefit) of $3.1 million and $(0.2) million from continuing operations for federal, state and foreign income taxes for the first nine months of 2016 and 2015, respectively. The increase in income tax expense for the nine months ended September 30, 2016 compared to the same period for 2015 was primarily due to the increase in consolidated earnings. Also, income tax expense increased due to the PST operating loss which generated a benefit for the first nine months of 2015, however, due to the valuation allowance position taken in the fourth quarter of 2015, no longer provides a tax benefit in 2016. The effective tax rate increased to 10.3% in the first nine months of 2016 from (1.3)% in the first nine months of 2015 primarily due to a full valuation allowance on PST’s loss that negatively impacted the effective tax rate. The impact of PST on the effective tax rate was partially offset by the continued strong performance of our U.S. operations which, due to a full valuation allowance, positively impacted the effective tax rate.

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

Liquidity and Capital Resources

Summary of Cash Flows (in thousands):

			Dollar
			increase /
Nine months ended September 30 (in thousands)	2016	2015	(decrease)
Net cash provided by (used for):
Operating activities	$37,017	$17,133	$19,884
Investing activities	(17,832)	(25,167)	7,335
Financing activities	(22,718)	(3,802)	(18,916)
Effect of exchange rate changes on cash and cash equivalents	(268)	(1,896)	1,628
Net change in cash and cash equivalents	$(3,801)	$(13,732)	$9,931

Cash provided by operating activities, which includes cash flows from the Wiring discontinued operations in 2015, increased primarily due to lower working capital movement and an increase in net income. Our receivable terms and collections rates have remained consistent between periods presented.

Net cash used for investing activities decreased primarily due to lower capital expenditures in the current period. Also, there were payments related to the sale of the Wiring business in the prior period which did not recur in 2016.

Net cash used for financing activities increased primarily due to an unplanned partial repayment of our Credit Facility and lower PST borrowings incurred in the current period.

As outlined in Note 7 to our condensed consolidated financial statements, our Credit Facility permits borrowing up to a maximum level of $300.0 million which includes an accordion feature which allows the Company to increase the availability by up to $80.0 million upon the satisfaction of certain conditions. This variable rate facility provides the flexibility to refinance other outstanding debt or finance acquisitions through September 2021. The Credit Facility contains certain financial covenants that require the Company to maintain less than a maximum leverage ratio and more than a minimum interest coverage ratio. The Credit Facility also contains affirmative and negative covenants and events of default that are customary for credit arrangements of this type including covenants which place restrictions and/or limitations on the Company’s ability to borrow money, make capital expenditures and pay dividends. The Credit Facility had an outstanding balance of $87.0 million at September 30, 2016. The Company was in compliance with all covenants at September 30, 2016. The covenants included in our Credit Facility to date have not and are not expected to limit our financing flexibility.

PST maintains several short-term obligations and long-term loans used for working capital purposes. At September 30, 2016, there was $18.0 million of PST debt outstanding.  Scheduled principal repayments on PST debt at September 30, 2016 were as follows: $9.7 million from October 2016 to September 2017, $1.0 million from October 2017 to December 2017, $4.0 million in 2018, $2.6 million in 2019, $0.4 million in 2020 and $0.3 million in 2021.

The Company's wholly owned subsidiary located in Stockholm, Sweden, has an overdraft credit line which allows overdrafts on the subsidiary's bank account up to a maximum level of 20.0 million Swedish krona, or $2.3 million, at September 30, 2016. At September 30, 2016, there were no overdrafts on the bank account.

Due to the deterioration of the Brazilian economy and automotive market in 2015 and first nine months of 2016, PST had lower earnings and cash flows.  Also, PST has experienced slower customer payments of receivables, which combined with lower earnings has made its liquidity more challenging.  As such, PST has and continues to evaluate and utilize several funding sources including factoring receivables and short-term loans from banks to provide necessary funding.

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

Our future results could also be adversely affected by unfavorable changes in foreign currency exchange rates. We have significant foreign denominated transaction exposure in certain locations, especially in Brazil, Argentina, Mexico, Sweden, Estonia and China. We have entered into foreign currency forward contracts to reduce our exposure related to certain foreign currency fluctuations. See Note 5 to the condensed consolidated financial statements for additional details. Our future results could also be unfavorably affected by increased commodity prices as commodity fluctuations impact the cost of our raw material purchases.

At September 30, 2016, we had a cash and cash equivalents balance of approximately $50.6 million, of which $18.2 million was held in the United States and $32.4 million was held in foreign locations. The decrease from $54.4 million at December 31, 2015 was due to repayment of debt, higher working capital and capital expenditures which were offset by net income during the first nine months of 2016.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2016, an evaluation was performed under the supervision and with the participation of the Company's management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the PEO and PFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three months ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

STONERIDGE, INC.

Date: October 28, 2016	/s/ Jonathan B. DeGaynor
Jonathan B. DeGaynor President and Chief Executive Officer
(Principal Executive Officer)

Date: October 28, 2016	/s/ Robert R. Krakowiak
Robert R. Krakowiak
Chief Financial Officer and Treasurer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit

10.1	Amendment No. 3 to Third Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 17, 2016).

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
	101	XBRL Exhibits:
	101.INS	XBRL Instance Document
	101.SCH	XBRL Schema Document
	101.CAL	XBRL Calculation Linkbase Document
	101.DEF	XBRL Definition Linkbase Document
	101.LAB	XBRL Labels Linkbase Document
	101.PRE	XBRL Presentation Linkbase Document