Form 10-K
period 2016-12-31
STONERIDGE INC
filed 2017-03-02
CIK 1043337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

Commission file number: 001-13337

STONERIDGE, INC.

(Exact name of registrant as specified in its charter)

Ohio	34-1598949
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

39675 MacKenzie Drive Suite 400, Novi, Michigan	48377
(Address of principal executive offices)	(Zip Code)

(248) 489-9300
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, without par value	New York Stock Exchange

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

☐ Yes ☒ No

As of June 30, 2016, the aggregate market value of the registrant’s Common Shares held by non-affiliates of the registrant was approximately $395.7 million. The closing price of the Common Shares on June 30, 2016 as reported on the New York Stock Exchange was $14.94 per share. As of June 30, 2016, the number of Common Shares outstanding was 27,842,883.

The number of Common Shares outstanding as of February 24, 2017 was 27,870,944.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2017, into Part III, Items 10, 11, 12, 13 and 14.

i

Forward-Looking Statements

Portions of this report on Form 10-K contain “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report and may include statements regarding the intent, belief or current expectations of the Company, with respect to, among other things, our (i) future product and facility expansion, (ii) acquisition strategy, (iii) investments and new product development, (iv) growth opportunities related to awarded business and (v) operational expectations. Forward-looking statements may be identified by the words “will,” “may,” “should,” “designed to,” “believes,” “plans,” “projects,” “intends,” “expects,” “estimates,” “anticipates,” “continue,” and similar words and expressions. The forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other factors:

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

ii

PART I

Item 1. Business.

Overview

Founded in 1965, Stoneridge, Inc. (the “Company”) is a global designer and manufacturer of highly engineered electrical and electronic components, modules and systems for the automotive, commercial, motorcycle, off-highway and agricultural vehicle markets. Our products and systems are critical elements in the management of mechanical and electrical systems to improve overall vehicle performance, convenience and monitoring in areas such as emissions control, fuel efficiency, safety, security and infotainment. Our extensive footprint encompasses 25 locations in 12 countries and enables us to supply global and regional automotive, commercial, motorcycle, off-highway and agricultural vehicle markets.

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

Segments and Products

We conduct our business in three reportable business segments which are the same as our operating segments: Control Devices, Electronics and PST.

Control Devices. Our Control Devices segment designs and manufactures products that monitor, measure or activate specific functions within a vehicle. This segment includes product lines such as sensors, switches, valves and actuators. Sensor products are employed in major vehicle systems such as the emissions, safety, powertrain, braking, climate control, steering and suspension systems. Switches transmit signals that activate specific functions. Our switch technology is principally used in two capacities, user-activated and hidden. User-activated switches are used by a vehicle’s operator or passengers to manually activate, rear defrosters and other accessories. Hidden switches are not typically visible to vehicle operators or passengers and are engaged to activate or deactivate selected functions as part of normal vehicle operations, such as brake lights. In addition, our Control Devices segment designs and manufactures actuator products that enable OEMs to deploy power functions in a vehicle and can be designed to integrate switching and control functions including our shift by wire product. We sell these products principally to the automotive market. To a lesser exent, we sell these products to the commercial vehicle and agricultural markets.

Electronics. Our Electronics segment designs and manufactures electronic instrument clusters, electronic control units and driver information systems. These products collect, store and display vehicle information such as speed, pressure, maintenance data, trip information, operator performance, temperature, distance traveled and driver messages related to vehicle performance. In addition, power distribution modules and systems regulate, coordinate, monitor and direct the operation of the electrical system within a vehicle. These products use state-of-the-art hardware, software and multiplexing technology and are sold principally to the commercial vehicle market or through both the OEM and aftermarket channels.

PST. Our PST segment, in which we have a 74% controlling interest, primarily serves the South American market and specializes in the design, manufacture and sale of in-vehicle audio and video devices, electronic vehicle security alarms, convenience accessories, vehicle tracking devices and monitoring services primarily for the automotive and motorcycle markets. This segment includes product lines such as alarms, convenience applications, vehicle monitoring and tracking devices and infotainment systems. These products improve the performance, safety and convenience features of our customers’ vehicles. PST sells its products through the aftermarket distribution channel, to factory authorized dealer installers, also referred to as original equipment services, direct to OEMs and through mass merchandisers.

Segment	Product Category	2016	2015	2014
Control Devices	Sensors, switches, valves and actuators	59%	52%	47%
Electronics	Electronic instrument clusters, electronic control units and driver information systems	29	33	32
PST	Security alarms, vehicle tracking devices and monitoring services and convenience accessories	12	15	21

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

The following table sets forth for the periods indicated, the percentage of net sales derived from our principal end markets for the years ended December 31:

Principal End Markets	2016	2015	2014
Automotive	50%	42%	37%
Commercial vehicle	33	37	36
Aftermarket distributors and mass merchandisers	12	15	21
Agricultural and other	5	6	6

For further information related to our reportable segments and financial information about geographic areas, see Note 13 to the consolidated financial statements.

Sale of Wiring Business

We sold the assets and liabilities of our Wiring business on August 1, 2014. As a result, the Wiring business has been classified as discontinued operations for all periods presented in the Company’s financial statements, and therefore has been excluded from continuing operations, segment results and other information herein for all periods presented. The Wiring business designed and manufactured wiring harness products and assembled instruments panels for sale principally to the commercial, agricultural and off-highway vehicle markets.

Production Materials

The principal production materials used in the Company’s manufacturing process are molded plastic components and resins, copper, precious metals and certain electrical components such as printed circuit boards, semiconductors, microprocessors, memory devices, resistors, capacitors, fuses, relays and infotainment devices. We purchase production materials pursuant to both annual contract and spot purchasing methods. Such materials are available from multiple sources, but we generally establish collaborative relationships with a qualified supplier for each of our key production materials in order to lower costs and enhance service and quality. As global demand for our production materials increases, we may have difficulties obtaining adequate production materials from our suppliers to satisfy our customers. Any extended period of time for which we cannot obtain adequate production material or which we experience an increase in the price of production material would materially affect our results of operations and financial condition.

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

Industry Cyclicality and Seasonality

The markets for products in each of our reportable segments have been cyclical. Because these products are used principally in the production of vehicles for the automotive, commercial, motorcycle, off-highway and agricultural vehicle markets, revenues and therefore results of operations, are significantly dependent on the general state of the economy and other factors, like the impact of environmental regulations on our customers, which affect these markets. A significant decline in automotive, commercial, motorcycle, off-highway and agricultural vehicle production of our principal customers could adversely impact the Company. Our Electronics and Control Devices segments are typically not affected by seasonality, however the demand for our PST segment consumer products is typically higher in the second half of the year, the fourth quarter in particular.

Customers

We have several customers which account for a significant percentage of our sales. The loss of any significant portion of our sales to these customers, or the loss of a significant customer, would have a material adverse impact on our financial condition and results of operations. We supply numerous different products to each of our principal customers. Contracts with several of our customers provide for supplying their requirements for a particular model, rather than for manufacturing a specific quantity of products. Such contracts range from one year to the life of the model, which is generally three to seven years. These contracts are subject to potential renegotiation from time to time, which may affect product pricing and generally may be terminated by our customers at any time. Therefore, the loss of a contract for a major model or a significant decrease in demand for certain key models or group of related models sold by any of our major customers would have a material adverse impact on the Company. We may also enter into contracts to supply products, the introduction of which may then be delayed or cancelled. We also compete to supply products for successor models, and are therefore subject to the risk that the customer will not select the Company to produce products on any such model, which could have a material adverse impact on our financial condition and results of operations.

Due to the competitive nature of the markets we serve, we face pricing pressures from our customers in the ordinary course of business. In response to these pricing pressures we have been able to effectively manage our production costs by the combination of lowering certain costs and limiting the increase of others, the net impact of which has not been material. However, if we are unable to effectively manage production costs in the future to mitigate future pricing pressures, our results of operations would be adversely affected.

The following table presents our principal customers, as a percentage of net sales:

Years ended December 31	2016	2015	2014
Ford Motor Company	17%	14%	11%
General Motors Company	7	5	5
Scania Group	6	7	8
Daimler	6	6	6
Volvo	6	6	5
Other	58	62	65

Backlog

A substantial amount of the new business we are awarded by OEMs is granted well in advance of a program launch.  These awards typically extend through the life of the given program. This backlog of new business does not represent firm orders, but instead estimated remaining projected volume under these programs over the following five years.  Production scheduling and delivery for these orders could be changed or canceled by the customer on relatively short notice.  Backlog was $3.0 billion and $2.7 billion at December 31, 2016 and 2015, respectively.

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

Our diversity in products creates a wide range of competitors, which vary depending on both market and geographic location. We compete based on strong customer relations and a fast and flexible organization that develops technically effective solutions at or below target price. We compete against the following companies:

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

PST. Our primary competitors include Autotrac, Clarion, Continental AG, Delphi Automotive PLC, FKS, Ituran, Kostal and Hinor, Lennox, M. Magneti Marelli S.p.A., Maxtrack, MultiLaser, Olympus, Pioneer Corporation, Quantum, Sascar, Suntech, Taramps and Tury.

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

We have invested, and will continue to invest heavily in technology to develop new products for our customers. Product development costs incurred in connection with the development of new products and manufacturing methods, to the extent not recoverable from the customer, are expensed as incurred. Such costs amounted to approximately $40.2 million, $38.8 million and $41.6 million for 2016, 2015 and 2014, respectively, or 5.8%, 6.0% and 6.3% of net sales for these periods.

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

Employees

As of December 31, 2016, we had approximately 4,200 employees, approximately 69% of whom were located outside the United States. Although we have no collective bargaining agreements covering U.S. employees, a significant number of employees located in Brazil, Estonia, Mexico, Sweden, and the United Kingdom either (i) are represented by a union and are covered by a collective bargaining agreement, or (ii) are covered by works council or other employment arrangements required by law. We believe that relations with our employees are good.

Joint Ventures

We form joint ventures in various global markets in order to achieve several strategic objectives including (i) diversifying our business by expanding in high-growth regions, (ii) employing complementary design processes, growth technologies and intellectual capital, and (iii) realizing cost savings from combined sourcing.

We have a 49% noncontrolling equity interest in Minda Stoneridge Instruments Ltd. (“Minda”) for the years ending December 31, 2016, 2015, and 2014. Based in India, Minda manufactures electromechanical/electronic instrumentation equipment and sensors primarily for the automotive, motorcycle and commercial vehicle markets. We leverage our investment in Minda by sharing our knowledge and expertise in electrical components and systems and expanding Minda’s product offering through the joint development of our products designed for the market in India.

Executive Officers of the Company

Each executive officer of the Company serves the Board of Directors at its pleasure. The Board of Directors appoints corporate officers annually. The following table sets forth the names, ages, and positions of the executive officers of the Company:

Name	Age	Position
Jonathan B. DeGaynor	50	President, Chief Executive Officer and Director
Robert R. Krakowiak	46	Chief Financial Officer and Treasurer
George E. Strickler	69	Executive Vice President
Anthony L. Moore	53	Vice President of Operations
Thomas A. Beaver	63	Vice President of the Company and President of Global Sales
Michael D. Sloan	60	Vice President of the Company and President of the Control Devices Division
Peter Kruk	48	President of the Electronics Division
Sergio de Cerqueira Leite	53	Director President of PST Eletrônica Ltda.
Alisa A. Nagle	49	Chief Human Resources Officer
Robert J. Hartman Jr.	50	Chief Accounting Officer

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

Robert R. Krakowiak, Chief Financial Officer and Treasurer. Mr.Krakowiak was appointed as Chief Financial Officer and Treasurer in August 2016. Prior to joining Stoneridge, Mr. Krakowiak, served as Vice President, Treasurer and Investor Relations at Visteon Corporation from 2012 until August 2016. Prior to that, Mr. Krakowiak held the following positions at Owens Corning: from 2009 until 2012, Vice President of Finance (Composite Solutions Business); from 2008 until 2009, Vice President–Corporate Financial Planning and Analysis; from 2006 until 2008, Vice President and Controller (Roofing and Asphalt); and from 2005 until 2006, Assistant Treasurer.

George E. Strickler, Executive Vice President. In August 2016, Mr. Strickler relinquished his position of Chief Financial Officer and Treasurer but remained Executive Vice President supporting the Company’s growth initiatives. Mr. Strickler served as Executive Vice President and Chief Financial Officer from January 2006 to August 2016. Mr. Strickler was appointed Treasurer of the Company in February 2007. Prior to his employment with the Company, Mr. Strickler served as Executive Vice President and Chief Financial Officer for Republic Engineered Products, Inc. (“Republic”), from February 2004 to January 2006. Mr. Strickler also currently serves as Chairman of the Board of TCP International Holdings Ltd., a manufacturer and distributor of energy efficient lighting technologies.

Anthony L. Moore, Vice President of Operations. Mr. Moore was appointed as Vice President of Operations in May 2016. Prior to joining Stoneridge, he served as Global Vice President of Integrated Supply Chain and Operations at Ingersoll Rand, Compressed Air Systems from October 2015. Prior to that, Mr. Moore served as Chief Product Development and Supply Chain Officer at Remington Outdoor Company from May 2012 to September 2015. Before that, Mr. Moore was employed at Cooper Industries, Inc. where he held several leadership positions in the areas of supply chain, operations, and engineering from 2008.

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

Robert J Hartman Jr., Chief Accounting Officer. Mr. Hartman was appointed as Chief Accounting Officer and to the role of principal accounting officer in July 2016. Prior to that, Mr. Hartman served as Corporate Controller of the Company since 2006 and prior to that as Stoneridge’s Director of Internal Audit from 2003.

Available Information

We make available, free of charge through our website (www.stoneridge.com), our Annual Report on Form 10-K (“Annual Report”), Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, and other filings with the U.S. Securities and Exchange Commission (“SEC”), as soon as reasonably practicable after they are filed with the SEC. Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers, Whistleblower Policy and Procedures and the charters of the Board of Director’s Audit, Compensation and Nominating and Corporate Governance Committees are posted on our website as well. Copies of these documents will be available to any shareholder upon request. Requests should be directed in writing to Investor Relations at Stoneridge, Inc., 39675 MacKenzie Drive, Suite 400, Novi, Michigan 48377.

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

In 2016, approximately 88% of our net sales were derived from automotive, commercial, motorcycle, off-highway and agricultural vehicle markets while approximately 12% were derived from aftermarket distributors, mass merchandisers and monitoring services markets.

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

Approximately 38% of our net sales in 2016 were derived from sales outside of North America. At December 31, 2016, significant concentrations of net assets outside of North America included $55.7 million in South America and $79.0 million in Europe and Other. Non-current assets outside of North America accounted for approximately 51% of our non-current assets as of December 31, 2016. International sales and operations are subject to significant risks, including, among others:

•	political and economic instability;

•	restrictive trade policies;

•	economic conditions in local markets;

•	currency exchange controls;

•	labor unrest;

•	difficulty in obtaining distribution support and potentially adverse tax consequences; and

•	the imposition of product tariffs and the burden of complying with a wide variety of international and U.S. export laws

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

We are dependent on several principal customers for a significant percentage of our net sales. In 2016, our top five customers were Ford Motor Company, General Motors, Scania Group, Daimler and Volvo which comprised 17%, 7%, 6%, 6% and 6% of our net sales, respectively. In 2016, our top ten customers accounted for 55% of our net sales. The loss of any significant portion of our sales to these customers would have a material adverse effect on our results of operations and financial condition. The contracts we have entered into with many of our customers provide for supplying the customers’ requirements for a particular model, rather than for manufacturing a specific quantity of products. Such contracts range from one year to the life of the model. These contracts are subject to renegotiation, which may affect product pricing and generally may be terminated by our customers at any time. Therefore, the loss of a contract for a major model or a significant decrease in demand for certain key models or any group of related models sold by any of our major customers could have a material adverse effect on our results of operations and financial condition by reducing cash flows and our ability to spread costs over a larger revenue base. We also compete to supply products for successor models and are subject to the risk that the customer will not select us to produce products on any such model, which could have a material adverse impact on our business, financial condition or results of operations. In addition, we have significant receivable balances related to these customers and other major customers that would be at risk in the event of their bankruptcy.

The discontinuation of, loss of business or lack of commercial success, with respect to a particular vehicle model for which the Company is a significant supplier could reduce the Company’s sales and harm its profitability.

Although the Company has purchase orders from many of its customers, these purchase orders generally provide for the supply of a customer’s annual requirements for a particular vehicle model and assembly plant, or in some cases, for the supply of a customer’s requirements for the life of a particular vehicle model, rather than for the purchase of a specific quantity of products. In addition, it is possible that customers could elect to manufacture components internally that are currently produced by outside suppliers, such as the Company. The discontinuation of, the loss of business with respect to or a lack of commercial success of a particular vehicle model for which the Company is a significant supplier, could reduce the Company’s sales and harm the Company’s profitability.

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

If a significant number of satellites were to become inoperable, unavailable or are not replaced, it would impair the current utility of our GPS products and the growth of market opportunities. In addition, there can be no assurance that the U.S. government will remain committed to the operation and maintenance of GPS satellites over a long period, or that the policies of the U.S. government that provide for the use of the GPS without charge and without accuracy degradation will remain unchanged. Because of the increasing commercial applications of the GPS, other U.S. government agencies may become involved in the administration or the regulation of the use of GPS signals. Any of the foregoing factors could affect the willingness of buyers of our products to select GPS-based products instead of products based on competing technologies, which could adversely affect our operational revenues, financial condition and results of operation.

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

We typically provide our customers a warranty covering workmanship, and in some cases materials, on products we manufacture. Our warranty generally provides that products will be free from defects and adhere to customer specifications. If a product fails to comply with the warranty, we may be obligated or compelled, at our expense, to correct any defect by repairing or replacing the defective product. We maintain warranty reserves in an amount based on historical trends of units sold and payment amounts, combined with our current understanding of the status of existing claims. To estimate the warranty reserves, we must forecast the resolution of existing claims, as well as expected future claims on products previously sold. The amounts estimated to be due and payable could differ materially from what we may ultimately be required to pay. An increase in the rate of warranty claims or the occurrence of unexpected warranty claims could have a material adverse effect on our customer relations, our financial condition or results of operations. Our customers are increasingly seeking to hold suppliers responsible for product warranties, which could negatively impact our exposure to these costs.

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

As of December 31, 2016, there was $67.0 million in borrowings outstanding on our revolving credit facility (the “Credit Facility”). In addition, we are permitted under our Credit Facility to incur additional debt, subject to specified limitations. Our leverage and the terms of our indebtedness may have important consequences including the following:

•	we may have difficulty satisfying our obligations with respect to our indebtedness, and if we fail to comply with these requirements, an event of default could result;

•	we may be required to dedicate a substantial portion of our cash flow from operations to required payments on indebtedness, thereby reducing the availability of cash flow for working capital, capital expenditures and other general corporate activities;

•	covenants relating to our debt may limit our ability to obtain additional financing for working capital, capital expenditures and other general corporate activities;

•	covenants relating to our debt may limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	we may be placed at a competitive disadvantage against any less leveraged competitors

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

The agreement governing our Credit Facility requires us to maintain a maximum leverage ratio of 3.00 to 1.00, and a minimum interest coverage ratio of 3.50 to 1.00 and places a maximum annual limit on capital expenditures. Our ability to comply with these covenants as well as the negative covenants under the terms of our indebtedness, may be affected by events beyond our control.

A breach of any of the negative covenants under our indebtedness or our inability to comply with the leverage and interest ratio requirements in the Credit Facility could result in a default. If a default occurs, the lenders under the Credit Facility could elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable and terminate any commitments they have to provide further borrowings, and the Credit Facility lenders could pursue foreclosure and other remedies against us and our assets.

We have limited or no redundancy for certain of our manufacturing facilities, and therefore damage or disruption to those facilities could interrupt our operations, increase our costs of doing business and impair our ability to deliver our products on a timely basis.

If certain of our existing production facilities become incapable of manufacturing products for any reason, we may be unable to meet production requirements, we may lose revenue and we may not be able to maintain our relationships with our customers. Without operation of certain existing production facilities, we may be limited in our ability to deliver products until we restore the manufacturing capability at the particular facility, find an alternative manufacturing facility or arrange an alternative source of supply.  Although we carry business interruption insurance to cover lost revenue and profits in an amount we consider adequate, this insurance does not cover all possible situations and may be insufficient.  Also, our business interruption insurance would not compensate us for the loss of opportunity and potential adverse impact on relations with our existing customers resulting from our inability to produce products for them.

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

Our annual effective tax rate could be volatile and materially change as a result of changes in the mix of earnings and other factors including changes in the recognition and/or release of valuation allowances against deferred tax assets.

Our overall effective tax rate is computed by dividing our total tax expense (benefit) by our total earnings (loss) before tax. However, tax expense and benefits are not recognized on a global basis, but rather on a jurisdictional or legal entity basis. Losses in certain jurisdictions may not provide a current financial statement tax benefit as a result of the need to maintain a valuation allowance against the associated deferred tax asset. Also, management periodically evaluates the realizability of our deferred tax assets which may result in the recognition and/or release of valuation allowances. As a result, changes in the mix of earnings between jurisdictions and changes in the recognition and/or release of valuation allowances, among other factors, could have a significant effect on our overall effective tax rate.

The impact of potential changes in tax and trade policies in the United States and the potential corresponding actions by other countries in which we do business could adversely affect our financial performance.

The U.S. government has recently proposed comprehensive tax and trade reform. These proposals are designed to encourage increased production in the United States and include a border tax on imports, an increase in customs duties and the renegotiation of U.S. trade agreements. Reflective of the automotive industry, our vehicle parts manufacturing facilities in the United States and Mexico are highly dependent on trade within the North American Free Trade Agreement (“NAFTA”) region. Our facility in Mexico represents a critical component of our supply chain and that of our customers. We have significant imports into the United States, and the imposition of a border tax or an increase in customs duties with respect to these imports could negatively impact our financial performance. If such taxes or customs duties are implemented, it also may cause our trading partners to take actions with respect to U.S. imports or U.S. investment activities in their respective countries. Any potential changes in tax and trade policies in the United States and the potential corresponding actions by other countries in which we do business could adversely affect our financial performance.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

At December 31, 2016, the Company and its joint venture currently owned or leased 10 manufacturing facilities, which together contain approximately 1.0 million square feet of manufacturing space. Of these manufacturing facilities, four are used by our Control Devices reportable segment, three are used by our Electronics reportable segment, one is used by our PST reportable segment and two are used by our joint venture, Minda. The following table provides information regarding our facilities:

	Owned/		Square
Location	Leased	Use	Footage
Control Devices
Lexington, Ohio	Owned	Manufacturing/Division Office	219,612
Juarez, Mexico (A)	Owned	Manufacturing	189,327
Canton, Massachusetts	Owned	Manufacturing	132,560
Suzhou, China (A)	Leased	Manufacturing	77,253
El Paso, Texas (A)	Leased	Warehouse	57,000
Lexington, Ohio	Leased	Warehouse	15,000
Lexington, Ohio	Leased	Warehouse	2,700

Electronics
Tallinn, Estonia (B)	Leased	Manufacturing	85,911
Orebro, Sweden	Leased	Manufacturing	77,472
Stockholm, Sweden	Leased	Engineering Office/Division Office	39,600
Dundee, Scotland	Leased	Manufacturing/Sales Office/Engineering Office	34,605
Bayonne, France	Leased	Sales Office/Warehouse	9,655
Lomersheim, Germany	Leased	Sales Office/Warehouse	5,597
Shanghai, China (B)	Leased	Sales Office	5,034
Madrid, Spain	Leased	Sales Office/Warehouse	1,545

PST
Manaus, Brazil	Owned	Manufacturing	102,247
São Paulo, Brazil	Owned	Engineering Office/Division Office	45,467
São Paulo, Brazil	Leased	Sales Office	9,246
Buenos Aires, Argentina	Leased	Sales Office	5,798

Corporate and Other
Novi, Michigan	Leased	Headquarters	37,713
Warren, Ohio	Leased	Data Center	3,020
Stuttgart, Germany	Leased	Sales Office/Engineering Office	1,000
Seoul, South Korea	Leased	Sales Office	330

Joint Venture
Pune, India	Owned	Manufacturing/Engineering Office/Sales Office	80,000
Chennai, India	Leased	Manufacturing	25,629

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

Item 4. Mine Safety Disclosure.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our shares are listed on the New York Stock Exchange (“NYSE”) under the symbol “SRI.” As of February 24, 2017, we had 27,870,944 Common Shares, without par value, outstanding which were owned by approximately 200 registered holders, including Common Shares held in the names of brokers and banks (so-called “street name” holdings) who are record holders with approximately 2,600 beneficial owners.

Since the Company’s initial public offering in 1997, we have not paid or declared dividends, which are restricted under the Credit Facility. We may only pay cash dividends on our Common Shares of up to $7.0 million annually if immediately prior to and immediately after the payment is made, no event of default under our Credit Facility shall have occurred. We currently intend to use cash flows from our earnings for acquisitions, working capital, capital expenditures, general corporate purposes and reduction in outstanding indebtedness. Accordingly, we do not expect to pay cash dividends for the foreseeable future.

High and low sales prices for our Common Shares for each quarter ended during 2016 and 2015 are as follows:

Quarter Ended	High	Low
2016
March 31	$15.17	$10.51
June 30	$16.99	$13.57
September 30	$19.20	$14.84
December 31	$18.62	$13.42
2015
March 31	$13.26	$10.83
June 30	$13.23	$11.18
September 30	$13.12	$10.18
December 31	$15.74	$11.70

There were no repurchases of Common Shares made by us during the years ended December 31, 2016 or 2015, other than the repurchase of Common Shares of 126,539 and 241,537, respectively, to satisfy employee tax withholdings associated with the vesting of restricted Common Shares.

Performance Graph

Set forth below is a line graph comparing the cumulative total return of a hypothetical investment in our Common Shares with the cumulative total return of hypothetical investments in the Morningstar Auto Parts Industry Group Index and the NYSE Composite Index based on the respective market price of each investment as of December 31, 2011, 2012, 2013, 2014, 2015, and 2016 assuming in each case an initial investment of $100 on December 31, 2011, and reinvestment of dividends.

	2011	2012	2013	2014	2015	2016
Stoneridge, Inc.	$100	$61	$151	$153	$176	$210
Morningstar Auto Parts Index	$100	$118	$184	$204	$191	$202
NYSE Composite Index	$100	$116	$147	$157	$151	$169

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

Years ended December 31	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Statement of Operations Data:
Net sales:
Control Devices	$408,132	$333,010	$306,658	$291,145	$267,860
Electronics	205,256	216,544	214,141	189,809	164,196
PST	82,589	95,258	139,780	178,532	180,410
Total net sales	$695,977	$644,812	$660,579	$659,486	$612,466

Gross profit	$195,439	$176,978	$190,874	$205,955	$185,267

Operating income (loss)
Control Devices	$61,815	$44,690	$35,387	$32,331	$20,945
Electronics	14,798	13,784	17,444	20,732	15,851
PST (C)	(3,462)	(7,542)	(59,587)	7,211	583
Unallocated Corporate (F)	(29,069)	(23,117)	(19,067)	(17,871)	(17,474)
Total operating income (loss)	$44,082	$27,815	$(25,823)	$42,403	$19,905

Equity in earnings of investees	$1,233	$608	$815	$476	$760

Income (loss) before income taxes from continuing operations	$39,185	$20,230	$(53,060)	$23,326	$(3,810)

Income (loss) from continuing operations (A) (B) (C) (D)	$75,574	$20,777	$(51,204)	$20,529	$(3,777)

Income (loss) from discontinued operations (E)	-	(210)	(9,387)	(4,021)	7,525

Net income (loss)	75,574	20,567	(60,591)	16,508	3,748

Net income (loss) attributable to noncontrolling interest (A)(B)(C)(D)	(1,887)	(2,207)	(13,483)	1,377	(1,613)

Net income (loss) attributable to Stoneridge, Inc.	$77,461	$22,774	$(47,108)	$15,131	$5,361

Basic earnings (loss) per share from continuing operations attributable to Stoneridge, Inc.	$2.79	$0.84	$(1.40)	$0.72	$(0.08)
Diluted earnings (loss) per share from continuing operations attributable to Stoneridge, Inc.	$2.74	$0.82	$(1.40)	$0.70	$(0.08)

Basic earnings (loss) per share attributable to discontinued operations	$-	$(0.01)	$(0.35)	$(0.15)	$0.28
Diluted earnings (loss) per share attributable to discontinued operations	$-	$(0.01)	$(0.35)	$(0.14)	$0.28

Basic earnings (loss) per share attributable to Stoneridge, Inc.	$2.79	$0.83	$(1.75)	$0.57	$0.20
Diluted earnings (loss) per share attributable to Stoneridge, Inc.	$2.74	$0.81	$(1.75)	$0.56	$0.20

Other Continuing Operations Data:
Design and development	$40,212	$38,792	$41,609	$40,372	$38,945
Capital expenditures	$24,476	$28,735	$23,516	$21,576	$22,909
Depreciation and amortization (G)	$23,258	$22,274	$27,105	$29,286	$29,405

Balance Sheet Data (as of December 31):
Working capital (C)	$128,184	$123,859	$125,197	$215,880	$157,585
Total assets (C)	$394,529	$364,252	$398,751	$588,322	$592,691
Long-term debt, net of current portion	$75,060	$104,458	$110,651	$185,045	$181,311
Shareholders' equity (D)	$192,077	$106,429	$113,806	$188,534	$193,834

(A)	The Company recorded the release of a valuation allowance associated with its U.S. federal, certain state and foreign deferred tax assets of $49.6 million for the year ended December 31, 2016.

(B)	The Company recorded a full valuation allowance on PST’s net deferred tax assets of $1,237 for the year ended December 31, 2015 of which $322 was attributable to noncontrolling interest.

(C)	The Company recorded a goodwill impairment of $51,458 related to PST during the year ended December 31, 2014 of which $11,304 was attributable to noncontrolling interest.

(D)	The Company recorded a loss on extinguishment of debt of $10,607 related to the redemption of the 9.5% senior notes during the year ended December 31, 2014.

(E)	The Company sold its Wiring business during the year ended December 31, 2014. As such, for all periods presented the Company reported this business as discontinued operations in the Company’s consolidated financial statements.

(F)	Unallocated corporate expenses include, among other items, accounting, finance, legal, information technology costs as well as share-based compensation.

(G)	These amounts represent depreciation and amortization on fixed and certain finite-lived intangible assets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes related thereto and other financial information included elsewhere herein.

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

We sold substantially all of the assets and liabilities of our Wiring business on August 1, 2014. As a result, the Wiring business has been classified as discontinued operations for all periods presented in the Company’s financial statements herein, and therefore has been excluded from both continuing operations, segment results and other information for all periods presented. The Wiring business designed and manufactured wiring harness products and assembled instruments panels for sale principally to the commercial, agricultural and off-highway vehicle markets.

Overview

The Company had income from continuing operations attributable to Stoneridge, Inc. of $77.5 million, or $2.74 per diluted share for the year ended December 31, 2016.

Income from continuing operations attributable to Stoneridge. Inc. in 2016 increased by $54.5 million, or $1.92 per diluted share, from income from of $23.0 million, or $0.82 per diluted share, for the year ended December 31, 2015 primarily due to the release of the valuation allowance on our U.S. federal, certain state and foreign deferred tax assets of $49.6 million, or $1.75 per diluted share attributable to Stoneridge Inc.

Excluding the release of the tax valuation allowance, our income from continuing operations increased during 2016 by $4.9 million, or $0.17 per diluted share, primarily due to a gross profit increase of $18.5 million primarily due to higher sales in our Control Devices segment and improved gross margin due to lower material costs in our Electronics and PST segments, which was partially offset by higher U.S. income tax expense as a result of the valuation allowance release.

Net sales in 2016 increased by $51.2 million, or 7.9%, primarily due to higher sales at our Control Devices segment which were partially offset by lower sales in our Electronics and PST segments compared to 2015. Our Control Devices segment sales increased primarily due to new product sales and growth in our North American automotive market. Electronics segment net sales decreased due to lower sales volume of our North America commercial vehicle products and an unfavorable foreign currency translation, which were partially offset by an increase in European commercial vehicle product volume. PST sales decreased due to lower product sales volume as a result of continued weakness in the Brazilian economy and automotive market and an unfavorable foreign currency translation.

At December 31, 2016 and 2015, we had cash and cash equivalents of $50.4 million and $54.4 million, respectively. Cash and cash equivalents decreased during 2016 primarily due to higher working capital, capital expenditures and repayment of debt, which was partially offset by net income. At December 31, 2016 and 2015 we had $67.0 million and $100.0 million, respectively in borrowings outstanding on our $300.0 million Credit Facility.

Outlook

We expect to have sales growth in our North American automotive vehicle market in 2017 related to recent product launches by our Control Devices segment despite that the North American automotive vehicle market production is expected to decrease by $0.2 million units to 17.6 million units in 2017.

The North American commercial vehicle market declined in 2016 and we expect it to decline slightly in 2017. We expect the European commercial vehicle market in 2017 to remain at approximately the same level with 2016.

Our PST segment revenues and operating performance continue to be adversely impacted by weakness of the Brazilian economy and automotive market and was negatively impacted by unfavorable foreign currency translation. In January 2017, the International Monetary Fund (IMF) forecasted the Brazil gross domestic product to grow 0.2% in 2017 and 1.5% in 2018. Based on the weakness in PST’s sales and operating performance during 2016 and modest forecasted growth of the Brazilian economy in 2017, PST’s sales and earnings growth expectations continue to be moderated for 2017. As there is significant uncertainty regarding the timing and magnitude of a recovery in the Brazilian economy and automotive market, PST continues to evaluate the need to further realign its cost structure to mitigate the effect on earnings of possible continued weakened product demand and unfavorable foreign currency exchange rates.

We regularly evaluate the performance of our businesses and their cost structures, including personnel, and make necessary changes thereto in order to optimize our results.  We also evaluate the required skill sets of our personnel and periodically make strategic changes.  As a consequence of these actions, we incur severance related costs which we refer to as business realignment charges.

As the Company no longer has a valuation allowance against its U.S. federal, certain state and foreign deferred tax assets, its effective tax rate is expected to increase in 2017. However, actual cash taxes paid as a percentage of income in 2017 are expected to be consistent with 2016.

A significant portion of our sales are outside of the United States. These sales are generated by our non-U.S. based operations, and therefore, movements in foreign currency exchange rates can have a significant effect on our results of operations, which are presented in U.S. dollars. A significant portion of our raw materials purchased by our Electronics and PST segments are denominated in U.S. dollars, and therefore movements in foreign currency exchange rates can also have a significant effect on our results of operations. While the U.S. dollar strengthened significantly against the Swedish krona, euro and Brazilian real in 2015 increasing our material costs and reducing our reported results, and the U.S. dollar weakened against these currencies in 2016 favorably impacting our material costs and reported results.

Because of the competitive nature of the markets we serve, we face pricing pressures from our customers in the ordinary course of business. In response to these pricing pressures we have been able to effectively manage our production costs by the combination of lowering certain costs and limiting the increase of others, the net impact of which to date has not been material. However, if we are unable to effectively manage production costs in the future to mitigate future pricing pressures, our results of operations would be adversely affected.

In March 2016, we announced the relocation of our corporate headquarters from Warren, Ohio to Novi, Michigan, which occurred primarily during the fourth quarter of 2016.   The new headquarters has expanded our presence in the Detroit metropolitan area and improved access to key customers, decision makers and influencers in the automotive and commercial vehicle markets that we serve.  In connection with the relocation, the Company is eligible for a Michigan Business Development Program grant of up to $1.4 million based upon the number of new jobs created in Michigan, along with talent services and training support from Oakland County Michigan Works!.

On January 31, 2017, Stoneridge B.V., an indirect wholly-owned subsidiary of Stoneridge, Inc., entered into an agreement to acquire Wide-Angle Management B.V. and Exploitatiemaatschappij Berghaaf B.V. (“Orlaco”). The aggregate consideration for the Orlaco acquisition was €74.9 million ($79.7 million), which included customary estimated adjustments to the purchase price. The Company paid €67.4 million ($71.7 million) in cash, and €7.5 million ($8.0 million) to hold in an escrow account to secure the payment obligations of the seller under the terms of the purchase agreement. The purchase price is subject to certain customary adjustments set forth in the purchase agreement. The Company expects to transfer the escrow amount promptly following the completion of the escrow period. The Company may also be required pay up to an additional €7.5 million in cash as earnout consideration if certain performance targets are achieved during the first two years. In order to fund for the Orlaco acquisition, the Company borrowed $81.0 million under its Credit Facility.

Year Ended December 31, 2016 Compared To Year Ended December 31, 2015

Consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

					Dollar
					increase /
Years ended December 31	2016		2015		(decrease)
Net sales	$695,977	100.0%	$644,812	100.0%	$51,165
Costs and expenses:
Cost of goods sold	500,538	71.9	467,834	72.6	32,704
Selling, general and administrative	111,145	16.0	110,371	17.1	774
Design and development	40,212	5.8	38,792	6.0	1,420

Operating income	44,082	6.3	27,815	4.3	16,267
Interest expense, net	6,277	0.9	6,365	1.0	(88)
Equity in earnings of investee	(1,233)	(0.2)	(608)	(0.1)	(625)
Other expense (income), net	(147)	-	1,828	0.3	(1,975)
Income before income taxes from continuing operations	39,185	5.6	20,230	3.1	18,955
Income tax benefit from continuing operations	(36,389)	(5.2)	(547)	(0.1)	(35,842)
Income from continuing operations	75,574	10.8	20,777	3.2	54,797
Loss from discontinued operations	-	-	(210)	-	210

Net income	75,574	10.8	20,567	3.2	55,007
Net loss attributable to noncontrolling interest	(1,887)	(0.3)	(2,207)	(0.3)	320
Net income attributable to Stoneridge, Inc.	$77,461	11.1%	$22,774	3.5%	$54,687

Net Sales. Net sales for our reportable segments, excluding inter-segment sales are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Years ended December 31		2016		2015	(decrease)	(decrease)
Control Devices	$408,132	58.6%	$333,010	51.6%	$75,122	22.6%
Electronics	205,256	29.5	216,544	33.6	(11,288)	(5.2)%
PST	82,589	11.9	95,258	14.8	(12,669)	(13.3)%
Total net sales	$695,977	100.0%	$644,812	100.1%	$51,165	7.9%

Our Control Devices segment net sales increased primarily as a result of new product sales and growth in the North American automotive market of $77.7 million and new program sales and increased volumes in our China automotive market of $4.5 million, which were partially offset by a decrease in the agricultural and other markets and the North American commercial vehicle market of $4.8 million and $2.3 million, respectively.

Our Electronics segment net sales decreased primarily as a result of a decrease in sales volume in our North American commercial vehicle products of $11.9 million, an unfavorable foreign currency translation of $4.8 million, and a decrease in sales of our European off-highway vehicle products of $0.8 million, which were partially offset by an increase in sales of European commercial vehicle products of $7.2 million.

Our PST segment net sales decreased primarily due to lower product volume resulting from continued weakness in the Brazilian economy and automotive market and an unfavorable foreign currency translation which reduced sales by $4.0 million, or 4.2%, which were partially offset by an increase in monitoring service sales volume.

Net sales by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Years ended December 31		2016		2015	(decrease)	(decrease)
North America	$428,046	61.5%	$369,032	57.2%	$59,014	16.0%
South America	82,589	11.9	95,258	14.8	(12,669)	(13.3)%
Europe and Other	185,342	26.6	180,522	28.0	4,820	2.7%
Total net sales	$695,977	100.0%	$644,812	100.0%	$51,165	7.9%

The increase in North American net sales was primarily attributable to increased sales of our North American Control Devices automotive products of $77.7 million, which was partially offset by decreased volume in the North American commercial vehicle market of $11.9 million and decreased sales in the agricultural and various other markets of $4.8 million. The decrease in net sales in South America was primarily due to lower product sales volume as a result of continued weakness in the Brazilian economy and automotive market as well as the impact of an unfavorable foreign currency translation. The increase in net sales in Europe and Other was primarily due to an increase in sales volume of our European commercial vehicle products of $7.2 million and new program sales and increased sales volume in our Chinese automotive market of $4.5 million, which were partially offset by an unfavorable foreign currency translation of $4.8 million.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased by 7.0% primarily related to an increase in sales in our Control Devices segment. Our gross margin improved by 0.7% to 28.1% in 2016 compared to 27.4% in 2015. Our material cost as a percentage of net sales increased by 0.1% to 51.5% in 2016 compared to 51.4% in 2015 while aggregated labor and overhead costs as a percentage of sales decreased by 0.8% due to increased sales and a change in product mix in our Control Devices segment. The lower material costs in our Electronics and PST segments due to a favorable change in foreign currency exchange rates were more than offset by higher direct material costs as a percentage of sales in our Control Devices segment resulting from a change in mix of products sold.

Our Control Devices segment gross margin decreased despite increased sales volume due to higher warranty related costs and an unfavorable change in mix of products sold.

Our Electronics segment gross margin increased primarily due to lower material costs resulting from a favorable movement in foreign currency exchange rates.

Our PST segment gross margin improved as a result of lower material costs resulting from a favorable movement in foreign currency exchange rates, which was substantially offset by lower sales volume and a $0.2 million increase in business realignment charges. PST business realignment charges were $0.4 million and $0.2 million for 2016 and 2015, respectively.

Selling, General and Administrative (“SG&A”). SG&A expenses increased by $0.8 million compared to 2015 as lower costs in our PST, Control Devices and Electronics segments were more than offset by higher costs in our unallocated corporate segment. SG&A costs in our unallocated corporate segment increased as a result of headquarter relocation costs of $1.8 million, higher wages, incentive-based compensation, higher consulting, professional, and legal fees of which a significant portion related to mergers and acquisitions (“M&A”) activity, which were partially offset by lower business realignment charges of $0.3 million. SG&A costs in our PST and Electronics segments decreased due to foreign currency translation resulting from movement in foreign currency exchange rates. PST SG&A costs also decreased due to lower employee costs as a result of business realignment actions, lower selling related expenses and professional fees and movement in foreign currency exchange rates, which were partially offset by a $0.6 million increase in business realignment costs. SG&A business realignment charges were $1.1 million and $0.5 million for 2016 and 2015, respectively.

Design and Development (“D&D”). D&D costs increased by $1.4 million primarily due to an $0.8 million increase in business realignment costs in our Electronics segment and an increase in product development costs in our Control Devices and Electronics segments. The increase in D&D costs in our Control Devices and Electronics segments were partially offset by lower employee costs as a result of business realignment actions, lower product design costs and movement in foreign currency exchange rates in our PST segment. D&D business realignment charges were $1.1 million and $0.3 million in 2016 and 2015, respectively.

Operating Income (Loss). Operating income (loss) is summarized in the following table by reportable segment (in thousands):

			Dollar	Percent
			increase /	increase /
Years ended December 31	2016	2015	(decrease)	(decrease)
Control Devices	$61,815	$44,690	$17,125	38.3%
Electronics	14,798	13,784	1,014	7.4%
PST	(3,462)	(7,542)	4,080	54.1%
Unallocated corporate	(29,069)	(23,117)	(5,952)	(25.7)%
Operating income	$44,082	$27,815	$16,267	58.5%

Our Control Devices segment operating income increased primarily as a result of an increase in sales volume and lower SG&A costs, which were partially offset by higher warranty and D&D costs.

Our Electronics segment operating income increased despite lower sales volume due to a higher gross profit as material costs decreased as a result of a favorable change in foreign currency exchange rates and lower SG&A costs, which were partially offset by higher D&D costs primarily related to business realignment.

PST’s operating performance improved due to lower material costs resulting from a favorable change in foreign currency exchange rates compared to the prior year, lower SG&A and D&D employee costs as a result of the business realignment actions and movement in foreign currency exchange rates, which were partially offset by higher business realignment charges of $1.0 million.

Our unallocated corporate operating loss increased primarily as a result of higher wages, incentive-based compensation, headquarter relocation costs of $1.8 million and higher consulting, professional, and legal fees of which a significant portion related to M&A activity. These were partially offset by lower share-based compensation expense as 2015 included $2.2 million of expense for the acceleration of the vesting associated with the retirement of our former President and CEO while 2016 had $0.5 million of expense related to the modification of the retirement notice provisions of certain awards.

Operating income (loss) by geographic location are summarized in the following table (in thousands):

			Dollar	Percent
			increase /	increase /
Years ended December 31	2016	2015	(decrease)	(decrease)
North America	$34,220	$24,620	$9,600	39.0%
South America	(3,462)	(7,542)	4,080	(54.1)%
Europe and Other	13,324	10,737	2,587	24.1%
Operating income	$44,082	$27,815	$16,267	58.5%

Our North American operating results improved primarily due to increased sales in the North American automotive market which was partially offset by higher SG&A expenses in our unallocated corporate segment and higher warranty and D&D costs in our Control Devices segment. The improved performance in South America was primarily due to lower SG&A and D&D costs resulting from business realignment actions, which were partially offset by lower gross profit resulting a result of lower product sales volume and a $1.0 million increase in business realignment charges. Our results in Europe and Other improved as higher D&D costs primarily related to higher business realignment charges were more than offset by higher gross profit from lower material costs and SG&A expenses.

Interest Expense, net. Interest expense, net decreased by $0.1 million compared to the prior year primarily due to a lower average debt balance outstanding at Corporate and PST, which was offset by a higher weighted-average interest rate related to PST.

Equity in Earnings of Investee. Equity earnings for Minda increased primarily due to lower income tax expense as well as higher sales and operating income, which were partially offset by an unfavorable change in foreign currency translation.

Other Expense (Income), net. We record certain foreign currency transaction and forward currency hedge contract gains and losses as a component of other expense (income), net in the consolidated statement of operations. Other expense (income), net improved by $1.9 million due to an increase in net gains.

Income Tax Expense (Benefit) from continuing operations. We recognized an income tax benefit of $(36.4) million and $(0.5) million from continuing operations for federal, state and foreign income tax for 2016 and 2015, respectively. The effective tax rate decreased to (92.8)% in 2016 from (2.7)% in 2015. The increase in tax benefit and decrease in the effective rate for the year ended December 31, 2016 compared to the same period for 2015 was predominantly due to the impact of releasing the U.S. federal, certain state and foreign valuation allowances that were previously recorded against certain of our deferred tax assets.

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

Selling, General and Administrative. SG&A expenses decreased by $13.3 million compared to 2014 as lower costs in our PST and Electronics segments were partially offset by higher costs in our unallocated corporate and Control Devices segments. SG&A costs in our PST and Electronics segments decreased primarily due to foreign currency translation resulting from movement in foreign currency exchange rates. SG&A costs in our unallocated corporate segment increased due to higher incentive-based compensation, higher recruitment, business realignment charges of $0.3 million and higher share-based compensation of $2.2 million in connection with the accelerated vesting associated with the retirement of our former President and CEO in June 2015, which were partially offset by lower professional fees. SG&A costs in our Control Devices segment increased primarily due to higher legal fees related to product litigation and an increase in incentive-based compensation. SG&A business realignment charges related to our Electronics, PST and unallocated corporate segments were $0.5 million for 2015 compared to $0.5 million related to PST for 2014.

Design and Development. D&D costs decreased by $2.8 million primarily due to foreign currency translation resulting from movement in foreign currency exchange rates in our PST and Electronics segments which was offset by a slight increase in product development costs in our Control Devices segment. D&D business realignment charges related to our Electronics and PST segments were $0.3 million for 2015 compared to $0.2 million related to PST for 2014.

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

Income Tax Benefit from continuing operations. We recognized an income tax benefit of $(0.5) million and $(1.9) million for federal, state and foreign income taxes for 2015 and 2014, respectively. We continue to assert that it is more likely than not that our U.S. and certain foreign deferred tax assets will not be realized, and as such we provide a valuation allowance offsetting those deferred tax assets. The decrease in tax benefit for the year ended December 31, 2015 compared to the same period for 2014 was predominantly due to the impact of recording a valuation allowance against PST’s deferred tax assets. The increase in the effective tax rate to (2.7)% in 2015 from (3.5)% in 2014 was primarily due to providing a valuation allowance in 2015 with respect to the deferred tax assets of PST. The impact on the effective rate due to the PST valuation allowance was offset by the impact of the improvement in the performance of our U.S. operations, which do not attract tax due to the full valuation allowance, and the prior year impact of the nondeductible goodwill impairment in 2014 that did not impact the effective tax rate for 2015.

Liquidity and Capital Resources

Summary of Cash Flows for the years ended December 31, 2016 and 2015 (in thousands):

			Dollar
			increase /
Years ended December 31, (in thousands)	2016	2015	(decrease)
Net cash provided by (used for):
Operating activities	$65,277	$54,805	$10,472
Investing activities	(23,824)	(30,370)	6,546
Financing activities	(43,371)	(11,019)	(32,352)
Effect of exchange rate changes on cash and cash equivalents	(2,054)	(2,076)	22
Net change in cash and cash equivalents	$(3,972)	$11,340	$(15,312)

Cash provided by operating activities, which includes cash flows from the Wiring discontinued operations in 2015, increased primarily due to an increase in net income which was partially offset by higher working capital. Our receivable terms and collections rates have remained consistent between periods presented.

Net cash used for investing activities decreased due to lower capital expenditures in the current period. Also, there were payments related to the sale of the Wiring business of $1.2 million in 2015, which did not recur in 2016.

Net cash used for financing activities increased primarily due to unplanned partial repayment of our Credit Facility of $33.0 million.

Summary of Cash Flows for the years ended December 31, 2015 and 2014 (in thousands):

			Dollar
			increase /
Years ended December 31, (in thousands)	2015	2014	(decrease)
Net cash provided by (used for):
Operating activities	$54,805	$19,815	$34,990
Investing activities	(30,370)	45,720	(76,090)
Financing activities	(11,019)	(82,058)	71,039
Effect of exchange rate changes on cash and cash equivalents	(2,076)	(3,281)	1,205
Net change in cash and cash equivalents	$11,340	$(19,804)	$31,144

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

Summary of Future Cash Flows

The following table summarizes our future cash outflows resulting from financial contracts and commitments, as of December 31, 2016 (in thousands):

		Less than			After
	Total	1 year	2-3 years	4-5 years	5 years
Credit Facility	$67,000	$-	$-	$67,000	$-
Debt	16,686	8,626	6,907	1,153	-
Operating leases	23,378	5,042	7,278	4,882	6,176
Total contractual obligations	$107,064	$13,668	$14,185	$73,035	$6,176

Management will continue to focus on efficiently managing its weighted-average cost of capital and believes that cash flows from operations and the availability of funds from our Credit Facility provides sufficient liquidity to meet our future growth and operating needs.

As outlined in Note 4 to our consolidated financial statements, our Credit Facility permits borrowing up to a maximum level of $300.0 million which includes an accordion feature which allows the Company to increase the availability by up to $80.0 million upon the satisfaction of certain conditions. This variable rate facility provides the flexibility to refinance other outstanding debt or finance acquisitions through September 2021. The Credit Facility contains certain financial covenants that require the Company to maintain less than a maximum leverage ratio and more than a minimum interest coverage ratio. The Credit Facility also contains affirmative and negative covenants and events of default that are customary for credit arrangements of this type including covenants which place restrictions and/or limitations on the Company’s ability to borrow money, make capital expenditures and pay dividends. The Credit Facility had an outstanding balance of $67.0 million at December 31, 2016. The Company has outstanding letters of credit of $3.4 million. The Company was in compliance with all covenants at December 31, 2016. The covenants included in our Credit Facility to date have not and are not expected to limit our financing flexibility.

PST maintains several short-term obligations and long-term loans used for working capital purposes. At December 31, 2016, there was $16.5 million outstanding on the PST term loans.  The PST loans at December 31, 2016 mature as follows: $8.5 million in 2017, $4.3 million in 2018, $2.6 million in 2019, $0.6 million in 2020, and $0.5 million in 2021.

The Company's wholly owned subsidiary located in Stockholm, Sweden, has an overdraft credit line which allows overdrafts on the subsidiary's bank account up to a maximum level of 20.0 million Swedish krona, or $2.2 million, at December 31, 2016. At December 31, 2016, there were no overdrafts on the bank account.

At December 31, 2016, we had cash and cash equivalents of approximately $50.4 million, of which $15.9 million was held in the United States and $34.5 million was held in foreign locations. While certain cash and cash equivalents held in foreign locations can be repatriated through the repayment of intercompany loans without creating additional income tax expense, the remainder is considered to be indefinitely invested. The decrease from $54.4 million at December 31, 2015 was primarily due to the repayments of the Credit Facility, capital expenditures and the repurchase of common shares to satisfy employee tax withholding obligations which was offset by cash flows from operations.

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

Inflation and International Presence

By operating internationally, we are affected by foreign currency exchange rates and the economic conditions of certain countries. Furthermore, given the current economic climate and recent fluctuations in certain commodity prices, we believe that an increase in such items could significantly affect our profitability. See Note 9 to the consolidated financial statements for additional details on the Company’s commodity price and foreign currency exchange rate risks.

Off-balance Sheet Arrangements

At December 31, 2016, we do not have any off-balance sheet arrangements that have, or are, in the opinion of management, reasonably likely to have, a current or future material effect on our financial condition or results of operations.

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

Inventory Valuation. Inventories are valued at the lower of cost or market using the FIFO method for our Electronics and Control Devices segments and average cost method for our PST segment. Where appropriate, standard cost systems are utilized for purposes of determining cost and the standards are adjusted as necessary to approximate actual costs. Estimates of the lower of cost or net realizable value of inventory are determined based upon current economic conditions, historical sales quantities and patterns and, in some cases, the specific risk of loss on specifically identified inventories. We adjust our excess and obsolescence reserve at least on a quarterly basis.  Excess inventories are quantities of items that exceed anticipated sales or usage for a reasonable period.

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

Income Taxes. Deferred income taxes are provided for temporary differences between the amount of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws and regulations. Our deferred tax assets include, among other items, net operating loss carryforwards and tax credits that can be used to offset taxable income in future periods and reduce income taxes payable in those future periods. Our U.S. federal net operating losses, if unused, begin to expire in 2030, the state net operating losses expire at various times and the foreign net operating losses expire at various times or have indefinite expiration dates. Our U.S. federal general business credits, if unused, begin to expire in 2021, and the state and foreign tax credits expire at various times.

Accounting standards require that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This assessment requires significant judgment, and in making this evaluation, the Company considers available positive and negative evidence, including the potential to carryback net operating losses and credits, the future release of certain taxable temporary differences, actual and forecasted results, and tax planning strategies that are both prudent and feasible. Risk factors include U.S. and Brazilian economic conditions that affect the U.S. and Brazilian automotive and commercial vehicle markets of which the Company has significant operations.

We consider the financial reporting basis in excess of tax basis, which includes unremitted earnings, of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our specific plans for investment in those non-U.S. subsidiaries. Therefore, we have not recorded a deferred tax liability. Specifically with respect to unremitted earnings and the impact of those earnings on the amount of the financial reporting basis in excess of tax basis, if in the future we cannot support that the earnings are indefinitely invested outside the United States, we would need to adjust our income tax provision in the period that we determine that the earnings will no longer be indefinitely invested outside the United States (see Note 5).

Recently Issued Accounting Standards Not Yet Adopted

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-04, "Simplifying the Test for Goodwill Impairment." It eliminates Step 2 from the goodwill impairment test and an entity should recognize an impairment charge for the amount by which the carrying amount of goodwill exceeds the reporting unit's fair value, not to exceed the carrying amount of goodwill.  This guidance is effective for annual and any interim impairment tests in fiscal years beginning after December 15, 2019.  The Company does not expect this standard to have any impact on its consolidated financial statements.

In January 2017, the FASB also issued ASU 2017-01, "Clarifying the Definition of a Business.  It revises the definition of a business and provides a framework to evaluate when an input and a substantive process are present in an acquisition to be considered a business. This guidance is effective for annual periods beginning after December 15, 2017.  The Company expects to adopt this standard as of January 1, 2018, which is not expected to have any impact on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments (Topic 230)” which provides guidance on the presentation and classification of certain cash receipts and cash payments in the statement of cash flows in order to reduce diversity in practice.  The ASU is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718)” which is intended to simplify several aspects of the accounting for share-based payment award transactions including how excess tax benefits should be classified in the Company’s consolidated financial statements. The new standard simplifies the treatment of share based payment transactions by recognizing the impact of excess tax benefits or deficiencies related to exercised or vested awards in income tax expense in the period of exercise or vesting. The new standard also modifies the diluted earnings per share calculation using the treasury stock method by eliminating the excess tax benefits or deficiencies from the calculation. These changes will be recognized prospectively. The new standard also permits companies to recognize forfeitures as they occur as an alternative to utilizing estimated forfeitures rates which has been the required practice. The presentation of excess tax benefits in the statement of consolidated cash flows is also modified to be included with other income tax cash flows as an operating activity. The change can be adopted using a prospective or retrospective transition method. The new standard clarifies that cash paid by an employer when directly withholding shares for tax withholding purposes should be presented as a financing activity in the statement of consolidated cash flows and should be applied retrospectively. The new accounting standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within that year.  The Company had unrecognized tax benefits related to share-based payment awards of $1.7 million as of December 31, 2016.  Upon adoption, this amount will be recorded to other long-term assets with a corresponding increase to retained earnings associated with the cumulative effect of the accounting change.

In February 2016, the FASB issued ASU 2016 – 02, “Leases (Topic 842)”, which will require that a lessee recognize assets and liabilities on the balance sheet for all leases with a lease term of more than twelve months, with the result being the recognition of a right of use asset and a lease liability.  The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The Company expects to adopt this standard as of January 1, 2019.  The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements, which will require right of use assets and lease liabilities be recorded in the consolidated balance sheet for operating leases.

In July 2015, the FASB issued ASU 2015 – 11 “Simplifying the Measurement of Inventory” which requires that inventory be measured at the lower of cost or net realizable value.  Prior to the issuance of the new guidance, inventory was measured at the lower of cost or market. Replacing the concept of market with the single measurement of net realizable value is intended to reduce cost and complexity. The new accounting standard is effective for fiscal years beginning after December 15, 2016.  The Company will adopt this standard as of January 1, 2017, which is not expected to have a material impact on the Company’s consolidated financial statements or disclosures.

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers,” which is the new comprehensive revenue recognition standard that will supersede existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. To achieve this principle, an entity identifies the contract with a customer, identifies the separate performance obligations in the contract, determines the transaction price, allocates the transaction price to the separate performance obligations and recognizes revenue when each separate performance obligation is satisfied. This ASU allows for both retrospective and prospective methods of adoption.  The new standard is effective for annual and interim periods beginning after December 15, 2017 with early adoption on the original effective date permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements, and anticipate testing our new controls and processes designed to comply with the standard in 2017 to permit the Company’s adoption on January 1, 2018. The Company anticipates changes to revenue recognition of pre-production activities such as customer funded tooling and engineering design and development cost recoveries, including the potential recording of these as revenue.

Recently Adopted Accounting Standards

In September 2015, the FASB issued ASU 2015 – 16, “Business Combinations,” which simplifies the accounting for measurement-period adjustments related to business combinations. ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in the ASU require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The Company adopted this standard as of January 1, 2016, and was applied prospectively. The adoption did not have a material impact on the Company’s consolidated financial statements or disclosures.

In November 2015, the FASB issued ASU 2015 – 17, “Income Taxes (Topic 740),” which simplifies the presentation of deferred income taxes.  Under previous guidance, entities were required to separate deferred income tax liabilities and assets into current and noncurrent amounts in the balance sheet on a jurisdiction by jurisdiction basis.  ASU 2015-17 requires that all deferred income taxes be classified as noncurrent in the balance sheet. The Company adopted this standard in 2016 and applied it prospectively. As such, all deferred tax asset and liabilities have been classified as non-current in the balance sheet at December 31, 2016.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates

We are exposed to interest rate risk primarily from the effects of changes in interest rates. At December 31, 2016, approximately 86.5% of our outstanding debt was floating-rate and 13.5% was fixed-rate. We estimate that a 1.0% change in the interest costs of our floating-rate debt outstanding as of December 31, 2016 would change interest expense on an annual basis by approximately $0.7 million.

Currency Exchange Rates

In addition to the United States, we have significant operations in Europe, South America and Mexico. As a result we are subject to translation risk because of the transactions of our foreign operations are in local currency (particularly the Brazilian real, Mexican peso, euro, Swedish krona and Argentinian peso) and must be translated into U.S. dollars. As currency exchange rates fluctuate, the translation of our consolidated statements of operations into U.S. dollars affects the comparability of revenues, expenses, operating income (loss), net income (loss) and earnings (loss) per share between years.

We use derivative financial instruments, including foreign currency forward contracts, to mitigate our exposure to fluctuations in foreign currency exchange rates by reducing the effect of such fluctuations on foreign currency denominated intercompany transactions, inventory purchases and other foreign currency exposures.

As discussed in detail in Note 9 to our consolidated financial statements, we enter into foreign currency forward contracts the purpose of which is to reduce exposure related to the Company’s euro-denominated receivables as well as to reduce exposure to future Mexican peso-denominated purchases and U.S. dollar purchases by our non-U.S. dollar functional currency European business units. These foreign currency contracts outstanding at December 31, 2016 expire throughout 2017. We estimate that a 10.0% unidirectional change in currency exchange rates would result in a change in fair value at December 31, 2016 by approximately $0.7 million. It is important to note that the change in fair value of the foreign currency forward contacts would be partially offset by changes in the underlying exposures being hedged.

We estimate that a 10.0% unidirectional change in currency exchange rates relative to the U.S dollar would have changed our income before income taxes for the year ended December 31, 2016 by approximately $0.3 million.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Stoneridge, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Stoneridge, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), cash flows and shareholders' equity for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule included in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stoneridge, Inc. and Subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stoneridge, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan

March 2, 2017

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(in thousands)	2016	2015

ASSETS

Current assets:
Cash and cash equivalents	$50,389	$54,361
Accounts receivable, less reserves of $1,630 and $1,066, respectively	113,225	94,937
Inventories, net	60,117	61,009
Prepaid expenses and other current assets	17,162	21,602
Total current assets	240,893	231,909

Long-term assets:
Property, plant and equipment, net	91,500	85,264
Intangible assets, net and goodwill	40,191	36,699
Investments and other long-term assets, net	21,945	10,380
Total long-term assets	153,636	132,343
Total assets	$394,529	$364,252

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of debt	$8,626	$13,905
Accounts payable	62,594	55,225
Accrued expenses and other current liabilities	41,489	38,920
Total current liabilities	112,709	108,050

Long-term liabilities:
Revolving credit facility	67,000	100,000
Long-term debt, net	8,060	4,458
Deferred income taxes	9,760	41,332
Other long-term liabilities	4,923	3,983
Total long-term liabilities	89,743	149,773

Shareholders' equity:
Preferred Shares, without par value, 5,000 shares authorized, none issued	-	-
Common Shares, without par value, 60,000 shares authorized, 28,966 and 28,907 shares issued and 27,850 and 27,912 shares outstanding at December 31, 2016 and 2015, respectively, with no stated value	-	-
Additional paid-in capital	206,504	199,254
Common Shares held in treasury, 1,116 and 995 shares at December 31, 2016 and 2015, respectively, at cost	(5,632)	(4,208)
Retained earnings (accumulated deficit)	45,356	(32,105)
Accumulated other comprehensive loss	(67,913)	(69,822)
Total Stoneridge, Inc. shareholders' equity	178,315	93,119
Noncontrolling interest	13,762	13,310
Total shareholders' equity	192,077	106,429
Total liabilities and shareholders' equity	$394,529	$364,252

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, (in thousands, except per share data)	2016	2015	2014

Net sales	$695,977	$644,812	$660,579

Costs and expenses:
Cost of goods sold	500,538	467,834	469,705
Selling, general and administrative	111,145	110,371	123,630
Design and development	40,212	38,792	41,609
Goodwill impairment	-	-	51,458
Operating income (loss)	44,082	27,815	(25,823)
Interest expense, net	6,277	6,365	16,880
Equity in earnings of investee	(1,233)	(608)	(815)
Loss on early extinguishment of debt	-	-	10,607
Other expense (income), net	(147)	1,828	565
Income (loss) before income taxes from continuing operations	39,185	20,230	(53,060)
Income tax benefit from continuing operations	(36,389)	(547)	(1,856)
Income (loss) from continuing operations	75,574	20,777	(51,204)
Discontinued operations:
Loss from discontinued operations, net of tax	-	-	(811)
Loss on disposal, net of tax	-	(210)	(8,576)
Loss from discontinued operations	-	(210)	(9,387)
Net income (loss)	75,574	20,567	(60,591)
Net loss attributable to noncontrolling interest	(1,887)	(2,207)	(13,483)
Net income (loss) attributable to Stoneridge, Inc.	$77,461	$22,774	$(47,108)

Earnings (loss) per share from continuing operations attributable to Stoneridge, Inc.:
Basic	$2.79	$0.84	$(1.40)
Diluted	$2.74	$0.82	$(1.40)
Loss per share attributable to discontinued operations:
Basic	$0.00	$(0.01)	$(0.35)
Diluted	$0.00	$(0.01)	$(0.35)
Earnings (loss) per share attributable to Stoneridge, Inc.:
Basic	$2.79	$0.83	$(1.75)
Diluted	$2.74	$0.81	$(1.75)
Weighted-average shares outstanding:
Basic	27,764	27,338	26,924
Diluted	28,309	27,959	26,924

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years ended December 31, (in thousands)	2016	2015	2014

Net income (loss)	$75,574	$20,567	$(60,591)
Less: Net loss attributable to noncontrolling interest	(1,887)	(2,207)	(13,483)
Net income (loss) attributable to Stoneridge, Inc.	77,461	22,774	(47,108)

Other comprehensive income (loss), net of tax attributable to Stoneridge, Inc.:
Foreign currency translation	2,401	(24,693)	(15,268)
Benefit plan liability	(84)	(45)	141
Unrealized gain (loss) on derivatives	(408)	389	112
Other comprehensive income (loss), net of tax attributable to Stoneridge, Inc.	1,909	(24,349)	(15,015)

Comprehensive income (loss) attributable to Stoneridge, Inc.	$79,370	$(1,575)	$(62,123)

The Company has combined comprehensive income (loss) from continuing operations and comprehensive loss from discontinued operations herein.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, (in thousands)	2016	2015	2014

OPERATING ACTIVITIES:
Net income (loss)	$75,574	$20,567	$(60,591)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	19,998	18,964	24,372
Amortization, including accretion of deferred financing costs	3,615	3,833	5,709
Deferred income taxes	(38,747)	(2,165)	(3,238)
Earnings of equity method investee	(1,233)	(608)	(815)
Loss on sale of fixed assets	48	74	110
Share-based compensation expense	6,134	7,224	5,406
Tax benefits related to share-based compensation expense	(977)	-	-
Goodwill impairment	-	-	51,458
Loss on disposal of Wiring business	-	210	8,576
Loss on early extinguishment of debt	-	-	10,607
Changes in operating assets and liabilities:
Accounts receivable, net	(18,694)	(489)	(19,400)
Inventories, net	4,519	(4,340)	3,161
Prepaid expenses and other assets	2,652	(295)	(1,306)
Accounts payable	10,980	6,577	524
Accrued expenses and other liabilities	1,408	5,253	(4,758)
Net cash provided by operating activities	65,277	54,805	19,815

INVESTING ACTIVITIES:
Capital expenditures	(24,476)	(28,735)	(24,754)
Proceeds from sale of fixed assets	652	64	110
Payments related to sale of Wiring business	-	(1,230)	71,386
Business acquisition	-	(469)	(1,022)
Net cash provided by (used for) investing activities	(23,824)	(30,370)	45,720

FINANCING ACTIVITIES:
Revolving credit facility borrowings	-	-	100,000
Revolving credit facility payments	(33,000)	-	-
Extinguishment of senior notes	-	-	(175,000)
Premium related to early extinguishment of senior notes	-	-	(8,006)
Proceeds from issuance of debt	16,223	22,540	30,072
Repayments of debt	(25,748)	(30,586)	(25,610)
Noncontrolling interest shareholder distribution	-	-	(1,083)
Other financing costs	(399)	(49)	(1,666)
Repurchase of Common Shares to satisfy employee tax withholding	(1,424)	(2,924)	(765)
Tax benefits related to share-based compensation expense	977	-	-
Net cash used for financing activities	(43,371)	(11,019)	(82,058)

Effect of exchange rate changes on cash and cash equivalents	(2,054)	(2,076)	(3,281)
Net change in cash and cash equivalents	(3,972)	11,340	(19,804)
Cash and cash equivalents at beginning of period	54,361	43,021	62,825

Cash and cash equivalents at end of period	$50,389	$54,361	$43,021

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,786	$6,092	$20,464
Cash paid for income taxes, net	$3,386	$2,494	$3,054

Supplemental disclosure of non-cash operating and financing activities:
Change in fair value of interest rate swap	$-	$-	$(793)
Bank payment of vendor payables under short-term debt obligations	$3,764	$5,323	$4,758

The Company has combined cash flows from continuing operations and cash flows from discontinued operations within the operating, investing and financing categories.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands)	Number of Common Shares outstanding	Number of treasury shares	Additional paid-in capital	Common Shares held in treasury	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Noncontrolling interest	Total shareholders' equity
BALANCE, JANUARY 1, 2014	28,483	320	187,742	(519)	(7,771)	(30,458)	39,540	188,534

Net loss	-	-	-	-	(47,108)	-	(13,483)	(60,591)
Benefit plan liability adjustments, net	-	-	-	-	-	141	-	141
Unrealized gain on derivatives, net	-	-	-	-	-	112	-	112
Currency translation adjustments	-	-	-	-	-	(15,268)	(3,507)	(18,775)
Issuance of restricted Common Shares	50	-	-	-	-	-	-	-
Forfeited restricted Common Shares	(238)	238	-	-	-	-	-	-
Repurchased Common Shares for treasury	(74)	74	-	(765)	-	-	-	(765)
Share-based compensation	-	-	5,150	-	-	-	-	5,150

BALANCE, DECEMBER 31, 2014	28,221	632	192,892	(1,284)	(54,879)	(45,473)	22,550	113,806

Net income (loss)	-	-	-	-	22,774	-	(2,207)	20,567
Benefit plan liability adjustments, net	-	-	-	-	-	(45)	-	(45)
Unrealized gain on derivatives, net	-	-	-	-	-	389	-	389
Currency translation adjustments	-	-	-	-	-	(24,693)	(7,033)	(31,726)
Issuance of restricted Common Shares	172	(118)	-	-	-	-	-	-
Forfeited restricted Common Shares	(239)	239	-	-	-	-	-	-
Repurchased Common Shares for treasury	(242)	242	-	(2,924)	-	-	-	(2,924)
Share-based compensation	-	-	6,362	-	-	-	-	6,362

BALANCE, DECEMBER 31, 2015	27,912	995	199,254	(4,208)	(32,105)	(69,822)	13,310	106,429

Net income (loss)	-	-	-	-	77,461	-	(1,887)	75,574
Benefit plan liability adjustments, net	-	-	-	-	-	(84)	-	(84)
Unrealized loss on derivatives, net	-	-	-	-	-	(408)	-	(408)
Currency translation adjustments	-	-	-	-	-	2,401	2,339	4,740
Issuance of restricted Common Shares	67	(8)	-	-	-	-	-	-
Forfeited restricted Common Shares	(3)	3	-	-	-	-	-	-
Repurchased Common Shares for treasury	(126)	126	-	(1,424)	-	-	-	(1,424)
Tax benefit from share based compensation transactions	-	-	977	-	-	-	-	977
Share-based compensation	-	-	6,273	-	-	-	-	6,274

BALANCE, DECEMBER 31, 2016	27,850	1,116	$206,504	$(5,632)	$45,356	$(67,913)	$13,762	$192,077

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Stoneridge, Inc. and its wholly-owned and majority-owned subsidiaries (collectively, the “Company”). Intercompany transactions and balances have been eliminated in consolidation. The Company analyzes its ownership interests in accordance with Accounting Standards Codification (“ASC”) “Consolidations (Topic 810)” to determine whether they are a variable interest entity and, if so, whether the Company is the primary beneficiary.

The Company’s investment in Minda Stoneridge Instruments Ltd. (“Minda”) for the years ended December 31, 2016, 2015 and 2014 has been determined to be an unconsolidated entity, and therefore is accounted for under the equity method of accounting based on our 49% ownership.

The Company had a 74% controlling interest in PST Eletrônica Ltda. (“PST”) for the years ended December 31, 2016, 2015 and 2014 which is accounted for a consolidated subsidiary.

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

Cash and Cash Equivalents

The Company’s cash and cash equivalents are actively traded money market funds with short-term investments in marketable securities, primarily U.S. government securities. Cash and cash equivalents are stated at cost, which approximates fair value, due to the highly liquid nature and short-term duration of the underlying securities with original maturities of 90 days or less.

Accounts Receivable and Concentration of Credit Risk

Revenues are principally generated from the automotive, commercial, motorcycle, off-highway and agricultural vehicle markets. The Company’s largest customers are Ford Motor Company, General Motors Company and Scania Group, primarily related to the Control Devices and Electronics reportable segments and accounted for the following percentages of consolidated net sales for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Ford Motor Company	17%	14%	11%
General Motors Company	7%	5%	5%
Scania Group	6%	7%	8%

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

During 2016 PST sold $15,297 (53,886 Brazilian real) of accounts receivable at a loss of $459 (1,615 Brazilian real), which represents the implicit interest on the transaction, and received proceeds of $14,838 (52,271 Brazilian real). PST had a remaining credit exposure of $1,067 (3,476 Brazilian real) at December 31, 2016 related to the receivables sold for which payment from the customer was not yet due.

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

As of December 31	2016	2015
Raw materials	$35,665	$36,021
Work-in-progress	7,483	7,162
Finished goods	16,969	17,826
Total inventories, net	$60,117	$61,009

Inventory valued using the FIFO method was $37,765 and $35,378 at December 31, 2016 and 2015, respectively. Inventory valued using the average cost method was $22,352 and $25,631 at December 31, 2016 and 2015, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

Pre-production Costs Related to Long-term Supply Arrangements

Engineering, research and development and other design and development costs for products sold on long-term supply arrangements are expensed as incurred unless the Company has a contractual guarantee for reimbursement from the customer. Costs for molds, dies and other tools used to make products sold on long-term supply arrangements for which the Company either has title to the assets or has the noncancelable right to use the assets during the term of the supply arrangement are capitalized in property, plant and equipment and amortized to cost of sales over the shorter of the term of the arrangement or over the estimated useful lives of the assets, typically three to five years. Costs for molds, dies and other tools used to make products sold on long-term supply arrangements for which the Company has a contractual guarantee to a lump sum reimbursement from the customer are capitalized either as a component of prepaid expenses and other current assets or an investment and other long term asset within the consolidated balance sheets. Capitalized pre-production costs were $6,859 and $9,405 at December 31, 2016 and 2015, respectively. At December 31, 2016 and 2015, $6,446 and $9,405 were recorded as a component of prepaid expenses and other current assets on the consolidated balance sheets while the remaining amounts were recorded as a component of investments and other long term assets.

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

The Company had post-disposition sales to the Wiring business acquired by Motherson of $19,766, $26,952 and $12,230 for the years ended December 31, 2016, 2015, and 2014, respectively. The Company had post-disposition purchases from the Wiring business acquired by Motherson of $425, $689 and $269 for the years ended December 31, 2016, 2015 and 2014, respectively. The amounts related to 2014 cover the period from August through December 2014 because the sale of the Wiring business occurred on August 1, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

The following tables display summarized activity in our consolidated statements of operations for discontinued operations during the years ended December 31, 2015 and 2014, related to the Wiring business. There were no discontinued operations for the year ended December 31, 2016.

Years ended December 31	2015	2014 (A)

Net sales	$-	$167,434
Cost of goods sold (C)	-	154,787
Selling, general and administrative (C)	-	12,697
Interest expense, net	-	69
Other expense (income), net	-	(58)
Loss from operations of discontinued operations before income taxes (C)	-	(61)
Income tax expense on discontinued operations	-	(750)
Loss from discontinued operations, net of tax	-	(811)

Loss on disposal (B)	$(241)	$(6,955)
Income tax expense on gain (loss) on disposal (D)	31	(1,621)
Loss on disposal, net of tax	(210)	(8,576)

Loss from discontinued operations	$(210)	$(9,387)

(A)	The operations of the Wiring business were presented only for the seven months ended July 31, 2014 because the sale was completed on August 1, 2014.

(B)	Included in loss on disposal for the years ended December 31, 2015 and 2014 were transaction costs of $223 and $1,384, respectively. The loss on disposal also includes a working capital and other adjustments of $18 for the year ended December 31, 2015. In addition, the loss on disposal included $2,734 in previously deferred foreign currency translation for the year ended December 31, 2014.

(C)	The assets and liabilities of the Wiring business were reclassified as held for sale effective May 26, 2014. Accordingly,depreciation and amortization for the related Wiring assets were not recorded after that date.

(D)	Gains and losses from foreign currency remeasurement related to income taxes were included as a component of income tax (expense) benefit.

Years ended December 31	2014
Depreciation and amortization	$2,111
Capital expenditures	1,238

Predisposition intercompany sales to the Wiring business were $17,448 for the seven month period ended July 31, 2014. Predisposition intercompany purchases from the Wiring business were $4,025 for the seven month period ended July 31, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and consist of the following:

As of December 31	2016	2015
Land and land improvements	$3,376	$3,538
Buildings and improvements	32,271	32,904
Machinery and equipment	180,944	160,721
Office furniture and fixtures	6,813	6,541
Tooling	67,261	68,101
Information technology	23,632	24,035
Vehicles	398	422
Leasehold improvements	2,583	2,581
Construction in progress	16,854	23,914
Total property, plant, and equipment	334,132	322,757
Less: accumulated depreciation	(242,632)	(237,493)
Property, plant and equipment, net	$91,500	$85,264

Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $19,998, $18,964 and $22,299, respectively. Depreciable lives within each property classification are as follows:

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

Due to the lower actual and forecasted financial results from weakness in the Brazilian economy and automotive market, the Company performed an evaluation of PST’s long-lived assets in 2016, and concluded that the carrying amount of the asset group was recoverable as the undiscounted cash flows of the asset group exceeded its carrying amount.

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

The Company recorded goodwill related to the acquisition of controlling interest in PST in 2011, all of which was deemed to be impaired in 2014. The remaining goodwill balance at December 31, 2016 and 2015 relates to the acquisition of two European aftermarket distributors, which is included within the Electronics segment.

The carrying amount of goodwill related to our Electronics segment decreased by $50 for the year ended December 31, 2016 to $931 due to foreign currency translation. The carrying amount of goodwill related to our Electronics segment decreased by $97 for the year ended December 31, 2015 to $981 due to foreign currency translation.

Goodwill and changes in the carrying amount of goodwill by segment for the year then ended December 31, 2014 was as follows:

	Electronics	PST	Total
Balance at January 1, 2014	$604	$53,744	$54,348
Acquisition of aftermarket business	664	-	664
Goodwill impairment	-	(51,458)	(51,458)
Currency translation	(190)	(2,286)	(2,476)
Balance at December 31, 2014	$1,078	$-	$1,078

The Company’s cumulative goodwill impairment loss since inception was $300,083 at December 31, 2016 and 2015. In addition to PST’s 2014 goodwill impairment, the cumulative goodwill impairment loss includes the goodwill impairment recorded by the Company’s Control Devices segment in 2008 and 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

PST Goodwill Impairment Assessments

During the second quarter of 2014, indicators of potential impairment required the Company to conduct an interim impairment test for its majority owned subsidiary, PST. Those indicators included a decline in recent operating results and lower growth expectations primarily due to the weakening of the Brazilian economy and automotive market. In accordance with ASC 350, the Company completed “step one” of the impairment analysis and concluded that, as of June 30, 2014, the fair value of the PST reportable segment was below its carrying value, including goodwill. As a result, “step two” of the impairment test was initiated in accordance with ASC 350. The Company recorded its best estimate of $29,300 as a non-cash goodwill impairment charge (of which $6,436 was attributable to noncontrolling interest) as of June 30, 2014. Based on the Company’s completed “step two” analysis in the third quarter of 2014, the final goodwill impairment as of June 30, 2014 was $23,498 (of which $5,162 was attributable to noncontrolling interest). As such, the Company recorded an adjustment to reduce the goodwill impairment by $5,802 (of which $1,274 was attributable to noncontrolling interest) as of September 30, 2014.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

Other Intangible Assets

Other intangible assets, net at December 31, 2016 and 2015 consisted of the following:

	Acquisition	Accumulated
As of December 31, 2016	cost	amortization	Net
Customer lists	$27,476	$(9,138)	$18,338
Tradenames	18,116	(4,558)	13,558
Technology	10,862	(3,498)	7,364
Other	41	(41)	-
Total	$56,495	$(17,235)	$39,260

	Acquisition	Accumulated
As of December 31, 2015	cost	amortization	Net
Customer lists	$23,003	$(6,101)	$16,902
Tradenames	15,129	(3,043)	12,086
Technology	9,066	(2,336)	6,730
Other	34	(34)	-
Total	$47,232	$(11,514)	$35,718

Other intangible assets, net at December 31, 2016 include customer lists, tradenames and technology of $18,083, $13,554 and $7,364, respectively, related to the PST segment with the remaining amounts related to the Electronics segment.

The Company recognized $3,259, $3,445 and $4,784 of amortization expense in 2016, 2015 and 2014, respectively. Amortization expense is included as a component of selling, general and administrative on the consolidated statements of operations. Annual amortization expense for intangible assets is estimated to be approximately $3,200 for the years 2017 through 2021. The weighted-average remaining amortization period is approximately 12 years.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

As of December 31	2016	2015
Compensation related liabilities	$16,329	$17,878
Product warranty and recall obligations	6,727	4,446
Other (A)	18,433	16,596
Total accrued expenses and other current liabilities	$41,489	$38,920

(A)	“Other” is comprised of miscellaneous accruals, none of which individually contributed a significant portion of the total.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

Deferred tax assets are recognized to the extent that these assets are more likely than not to be realized (See Note 5). In making such a determination, the Company considers all available positive and negative evidence, including future release of existing taxable temporary differences, projected future taxable income, tax planning strategies, and results of recent operations. Release of some or all of a valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded.

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

Foreign currency transactions are remeasured into the functional currency using translation rates in effect at the time of the transaction with the resulting adjustments included on the consolidated statements of operations within other expense, net. These foreign currency transaction (gains) losses, including the impact of hedging activities, were $(268), $1,693 and $1,212 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Product Warranty and Recall Reserves

Amounts accrued for product warranty and recall claims are established based on the Company's best estimate of the amounts necessary to settle existing and future claims on products sold as of the balance sheet dates. These accruals are based on several factors including past experience, production changes, industry developments and various other considerations including insurance coverage. The Company can provide no assurances that it will not experience material claims or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued or beyond what the Company may recover from its suppliers. The current portion of the product warranty and recall reserve is included as a component of accrued expenses and other current liabilities on the consolidated balance sheets. Product warranty and recall includes $2,617 and $1,973 of a long-term liability at December 31, 2016 and 2015, respectively, which is included as a component of other long-term liabilities on the consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

The following provides a reconciliation of changes in the product warranty and recall reserve:

Years ended December 31	2016	2015
Product warranty and recall at beginning of period	$6,419	$7,601
Accruals for products shipped during period	4,999	4,609
Aggregate changes in pre-existing liabilities due to claim developments	(116)	(156)
Settlements made during the period	(1,958)	(5,635)
Product warranty and recall at end of period	$9,344	$6,419

Design and Development Costs

Expenses associated with the development of new products, and changes to existing products are charged to expense as incurred, and are included in the Company’s consolidated statements of operations as a separate component of costs and expenses. These product development costs amounted to $40,212, $38,792 and $41,609 for the years ended December 31, 2016, 2015 and 2014, respectively, or 5.8%, 6.0% and 6.3% of net sales for these respective periods.

Research and Development Activities

The Company’s Electronics and Control Devices segments enter into research and development contracts with certain customers, which generally provide for reimbursement of costs. The Company incurred and was reimbursed for contracted research and development costs of $12,764, $9,659 and $12,319 for the years ended December 31, 2016, 2015 and 2014, respectively.

Share-Based Compensation

At December 31, 2016, the Company had two types of share-based compensation plans: (1) Long-Term Incentive Plan for employees and (2) the Amended Directors’ Restricted Shares Plan, for non-employee directors. The Long-Term Incentive Plan is made up of the Long-Term Incentive Plan which expired on June 30, 2007, the Amended and Restated Long-Term Incentive Plan, as amended, which expired on April 24, 2016 and the 2016 Long-Term Incentive Plan that was approved by shareholders on May 10, 2016, and expires on May 10, 2026.

Total compensation expense recognized as a component of selling, general and administrative expense on the consolidated statements of operations for share-based compensation arrangements was $6,134, including $545 related to the modification of the retirement notice provisions of certain awards, $7,224, including $2,225 from the accelerated vesting in connection with the retirement of the Company’s former President and Chief Executive Officer, and $5,406 for the years ended December 31, 2016, 2015 and 2014, respectively. Of these amounts, $(117), $828 and $243 for the years ended December 31, 2016, 2015 and 2014, respectively, were related to the Long-Term Cash Incentive Plan “Phantom Shares” discussed in Note 8. There was no share-based compensation expense capitalized in inventory during 2016, 2015 or 2014.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

Earnings (Loss) Per Share

Basic earnings (loss) per share was computed by dividing net income attributable to Stoneridge Inc. by the weighted-average number of Common Shares outstanding for each respective period. Diluted earnings (loss) per share was calculated by dividing net income (loss) attributable to Stoneridge, Inc. by the weighted-average of all potentially dilutive Common Shares that were outstanding during the periods presented.  However, for all periods in which the Company recognized a net loss from continuing operations, the Company did not recognize the effect of the potential dilutive securities as their inclusion would have been anti-dilutive.

Actual weighted-average Common Shares outstanding used in calculating basic and diluted net income (loss) per share were as follows:

Years ended December 31	2016	2015	2014
Basic weighted-average Common Shares outstanding	27,763,990	27,337,954	26,923,809
Effect of dilutive shares	544,932	621,208	-
Diluted weighted-average Common Shares outstanding	28,308,922	27,959,162	26,923,809

There were 0, 134,250 and 466,650 performance-based restricted Common Shares outstanding at December 31, 2016, 2015 and 2014, respectively. There were also 843,140, 573,885 and 374,400 performance-based right to receive Common Shares outstanding at December 31, 2016, 2015 and 2014. These performance-based restricted and right to receive Common Shares are included in the computation of diluted earnings per share based on the number of Common Shares that would be issuable if the end of the year were the end of the contingency period. Restricted and right to receive Common Shares were not included in the computation of diluted earnings per share for the year ended December 31, 2014 as the Company had a net loss from continuing operations that year, and as such they would have been anti-dilutive.

Deferred Financing Costs, net

Deferred financing costs are amortized over the life of the related financial instrument using the straight-line method, which approximates the effective interest method. The 2.5% discount to the initial purchasers of the Company’s senior notes was accreted using the effective interest rate of 10.0% through October 18, 2014, the date the senior notes were redeemed. During 2014, the Company redeemed the senior notes resulting in the acceleration of the remaining deferred financing costs of $597 which were included in loss on early extinguishment of debt in the statement of operations in 2014. Deferred finance cost amortization and debt discount accretion for the years ended December 31, 2016, 2015 and 2014 was $355, $388 and $850, respectively, and is included as a component of interest expense, net in the consolidated statements of operations. As permitted by the ASU, the Company has elected to continue to present deferred financing costs related to the Credit Facility within long-term assets in the Company’s consolidated balance sheets. Deferred financing costs, net, were $1,471 and $1,428, as of December 31, 2016 and 2015, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

Changes in Accumulated Other Comprehensive Loss by Component

Changes in accumulated other comprehensive loss for the years ended December 31, 2016 and 2015 were as follows:

	Foreign	Unrealized	Benefit
	currency	gain (loss)	plan
	translation	on derivatives	liability	Total
Balance at January 1, 2016	$(70,296)	$390	$84	$(69,822)

Other comprehensive income (loss) before reclassifications	2,401	(572)	-	1,829
Amounts reclassified from accumulated other comprehensive loss	-	164	(84)	80
Net other comprehensive income (loss), net of tax	2,401	(408)	(84)	1,909

Balance at December 31, 2016	$(67,895)	$(18)	$-	$(67,913)

Balance at January 1, 2015	$(45,603)	$1	$129	$(45,473)

Other comprehensive loss before reclassifications	(24,693)	(671)	(45)	(25,409)
Amounts reclassified from accumulated other comprehensive loss	-	1,060	-	1,060
Net other comprehensive income (loss), net of tax	(24,693)	389	(45)	(24,349)

Balance at December 31, 2015	$(70,296)	$390	$84	$(69,822)

Recently Issued Accounting Standards Not Yet Adopted as of December 31, 2016

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-04, "Simplifying the Test for Goodwill Impairment." It eliminates Step 2 from the goodwill impairment test and an entity should recognize an impairment charge for the amount by which the carrying amount of goodwill exceeds the reporting unit's fair value, not to exceed the carrying amount of goodwill.  This guidance is effective for annual and any interim impairment tests in fiscal years beginning after December 15, 2019.  The Company does not expect this standard to have any impact on its consolidated financial statements.

In January 2017, the FASB also issued ASU 2017-01, "Clarifying the Definition of a Business.  It revises the definition of a business and provides a framework to evaluate when an input and a substantive process are present in an acquisition to be considered a business. This guidance is effective for annual periods beginning after December 15, 2017.  The Company expects to adopt this standard as of January 1, 2018, which is not expected to have any impact on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments (Topic 230)” which provides guidance on the presentation and classification of certain cash receipts and cash payments in the statement of cash flows in order to reduce diversity in practice.  The ASU is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

In March 2016, the FASB issued Accounting Standards Update ASU 2016-09, “Compensation - Stock Compensation (Topic 718)” which is intended to simplify several aspects of the accounting for share-based payment award transactions including how excess tax benefits should be classified in the Company’s consolidated financial statements. The new standard simplifies the treatment of share based payment transactions by recognizing the impact of excess tax benefits or deficiencies related to exercised or vested awards in income tax expense in the period of exercise or vesting. The new standard also modifies the diluted earnings per share calculation using the treasury stock method by eliminating the excess tax benefits or deficiencies from the calculation. These changes will be recognized prospectively. The new standard also permits companies to recognize forfeitures as they occur as an alternative to utilizing estimated forfeitures rates which has been the required practice. The presentation of excess tax benefits in the statement of consolidated cash flows is also modified to be included with other income tax cash flows as an operating activity. The change can be adopted using a prospective or retrospective transition method. The new standard clarifies that cash paid by an employer when directly withholding shares for tax withholding purposes should be presented as a financing activity in the statement of consolidated cash flows and should be applied retrospectively. The new accounting standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within that year.  The Company had unrecognized tax benefits related to share-based payment awards of $1,700 as of December 31, 2016.  Upon adoption, this amount will be recorded to other long-term assets with a corresponding increase to retained earnings associated with the cumulative effect of the accounting change.

In February 2016, the FASB issued ASU 2016 – 02, “Leases (Topic 842)”, which will require that a lessee recognize assets and liabilities on the balance sheet for all leases with a lease term of more than twelve months, with the result being the recognition of a right of use asset and a lease liability.  The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The Company expects to adopt this standard as of January 1, 2019.  The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements, which will require right of use assets and lease liabilities be recorded in the consolidated balance sheet for operating leases.

In July 2015, the FASB issued ASU 2015-11 “Simplifying the Measurement of Inventory” which requires that inventory be measured at the lower of cost or net realizable value.  Prior to the issuance of the new guidance, inventory was measured at the lower of cost or market. Replacing the concept of market with the single measurement of net realizable value is intended to reduce cost and complexity. The new accounting standard is effective for fiscal years beginning after December 15, 2016.  The Company will adopt this standard as of January 1, 2017, which is not expected to have a material impact on the Company’s consolidated financial statements or disclosures.

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers,” which is the new comprehensive revenue recognition standard that will supersede existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. To achieve this principle, an entity identifies the contract with a customer, identifies the separate performance obligations in the contract, determines the transaction price, allocates the transaction price to the separate performance obligations and recognizes revenue when each separate performance obligation is satisfied. This ASU allows for both retrospective and prospective methods of adoption.  In July 2015, the FASB approved a one-year deferral of the effective date of the standard. As such, the new standard will become effective for annual and interim periods beginning after December 15, 2017 with early adoption on the original effective date permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements, and anticipate testing our new controls and processes designed to comply with the standard in 2017 to permit the Company’s adoption on January 1, 2018. The Company anticipates changes to revenue recognition of pre-production activities such as customer funded tooling and engineering design and development cost recoveries, including the potential recording of these as revenue.

Recently Adopted Accounting Standards

In September 2015, the FASB issued ASU 2015-16, “Business Combinations,” which simplifies the accounting for measurement-period adjustments related to business combinations. ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in the ASU require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The Company adopted this standard as of January 1, 2016, and was applied prospectively. The adoption did not have a material impact on the Company’s consolidated financial statements or disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740),” which simplifies the presentation of deferred income taxes.  Under previous guidance, entities were required to separate deferred income tax liabilities and assets into current and noncurrent amounts in the balance sheet on a jurisdiction by jurisdiction basis.  ASU 2015-17 requires that all deferred income taxes be classified as noncurrent in the balance sheet. The Company adopted this standard in 2016 and applied it prospectively. As such, all deferred tax assets and liabilities have been classified as non-current in the balance sheet at December 31, 2016. See Note 5 for additional information regarding deferred tax assets and liabilities.

3. Investments

Minda Stoneridge Instruments Ltd.

The Company has a 49% interest in Minda, a company based in India that manufactures electronics, instrumentation equipment and sensors for the motorcycle and commercial vehicle markets. The investment is accounted for under the equity method of accounting. The Company’s investment in Minda, recorded as a component of investments and other long-term assets, net on the consolidated balance sheets, was $7,952 and $6,929 as of December 31, 2016 and 2015, respectively. Equity in earnings of Minda included in the consolidated statements of operations were $1,233, $608 and $815 for the years ended December 31, 2016, 2015 and 2014, respectively.

PST Eletrônica Ltda.

The Company has a 74% controlling interest in PST for the years ended December 31, 2016, 2015 and 2014. Noncontrolling interest in PST increased by $452 to $13,762 at December 31, 2016 due to a proportionate share of its net loss of $1,887 for the year ended December 31, 2016 and a favorable change in foreign currency translation of $2,339. Noncontrolling interest in PST decreased by $9,240 to $13,310 at December 31, 2015 due to a proportionate share of its net loss of $2,207 for the year ended December 31, 2015 and an unfavorable change in foreign currency translation of $7,033. Noncontrolling interest in PST decreased by $16,990 to $22,540 at December 31, 2014 due to a proportionate share of its net loss of $13,483 including goodwill impairment for the year ended December 31, 2014 and an unfavorable change in foreign currency translation of $3,507.

Comprehensive gain (loss) related to PST noncontrolling interest was $452, $(9,240) and $(16,990) for the years ended December 31, 2016, 2015 and 2014, respectively.

PST has dividends payable declared in previous years to noncontrolling interest of $10,842 Brazilian real ($3,327) and $10,842 Brazilian real ($2,777) at December 31, 2016 and 2015, respectively.

4. Debt

			Interest rates at
	December 31,	December 31,	December 31,
	2016	2015	2016	Maturity
Revolving Credit Facility
Credit facility	$67,000	$100,000	2.00%	September 2021

Debt
PST short-term obligations	5,097	11,556	4.27% - 20.33%	2017
PST long-term notes	11,452	6,428	7.5% - 19.00%	2017 - 2021
Other	137	379
Total debt	16,686	18,363
Less: current portion	(8,626)	(13,905)
Total long-term debt, net	$8,060	$4,458

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

On September 12, 2014, the Company entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement” or “Credit Facility”). The Amended Agreement provides for a $300,000 revolving credit facility, which replaced the Company’s existing $100,000 asset-based credit facility and includes a letter of credit subfacility, swing line subfacility and multicurrency subfacility. The Amended Agreement also has an accordion feature which allows the Company to increase the availability by up to $80,000 upon the satisfaction of certain conditions. The Amended Agreement extended the termination date to September 12, 2019 from December 1, 2016. In 2014, the Company capitalized $1,666 of deferred financing costs and recognized a $100 loss on extinguishment of previously recorded deferred financing costs associated with amending the Credit Agreement. On March 26, 2015, the Company entered into Amendment No. 1 of the Credit Amendment which amended the definition of Consolidated EBITDA to allow for the add back of cash premiums and other non-cash charges related to the amendment and restatement of the Credit Agreement and the early extinguishment of the Company’s 9.5% Senior Notes totaling $10,507 both of which occurred in second half of 2014. Consolidated EBITDA is used in computing the Company’s leverage ratio and interest coverage ratio which are covenants within the Amended Agreement. On February 23, 2016, the Company entered into Amendment No. 2 of the Credit Facility which amended and waived any default or potential defaults with respect to the pledging as collateral additional shares issued by a wholly owned subsidiary and newly issued shares associated with the formation of a new subsidiary. On August 12, 2016, the Company entered into Amendment No. 3 of the Credit Agreement which extended of the expiration date of the Credit Agreement by two years to September 12, 2021, increased the borrowing sub-limit for the Company’s foreign subsidiaries by $30,000 to $80,000, increased the basket of permitted loans and investments in foreign subsidiaries by $5,000 to $30,000, and provided additional flexibility to the Company for certain permitted corporate transactions involving its foreign subsidiaries as defined in the Agreement. As a result of Amendment No. 3, the Company capitalized deferred financing costs of $399, which will be amortized over the remaining term of the Credit Facility.

Borrowings under the Credit Facility will bear interest at either the Base Rate, as defined, or the LIBOR Rate, at the Company’s option, plus the applicable margin as set forth in the Credit Facility. The Company is also subject to a commitment fee ranging from 0.20% to 0.35% based on the Company’s leverage ratio. The agreement governing our Credit Facility requires the Company to maintain a maximum leverage ratio of 3.00 to 1.00, and a minimum interest coverage ratio of 3.50 to 1.00 and places a maximum annual limit on capital expenditures. The Credit Facility also contains other affirmative and negative covenants and events of default that are customary for credit arrangements of this type including covenants which place restrictions and/or limitations on the Company’s ability to borrow money, make capital expenditures and pay dividends. Borrowings outstanding on the Credit Facility at December 31, 2016 and 2015 were $67,000 and $100,000 respectively. The Company has outstanding letters of credit of $3,399 at December 31, 2016.

The Company was in compliance with all Credit Facility covenants at December 31, 2016 and 2015.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

PST maintains several short-term obligations and long-term notes used for working capital purposes which have fixed interest rates. The weighted-average interest rates of short-term and long-term debt of PST at December 31, 2016 were 10.3% and 14.1%, respectively.  Depending on the specific note, interest is payable either monthly or annually. Principal payments on PST debt at December 31, 2016 are as follows: $8,489 in 2017, $4,303 in 2018, $2,604 in 2019, $611 in 2020, and $542 in 2021.

For the period of February 2014 to April 2015, the Company's wholly-owned subsidiary located in Suzhou, China held term loans in the amount of 9,000 Chinese yuan (the "Suzhou note"). Interest was payable quarterly at 120.0% of the one-year lending rate published by The People's Bank of China.

The Company's wholly-owned subsidiary located in Stockholm, Sweden, has an overdraft credit line which allows overdrafts on the subsidiary's bank account up to a maximum level of 20,000 Swedish krona, or $2,196 and $2,369, at December 31, 2016 and 2015, respectively. At December 31, 2016 and 2015, there was no balance outstanding on this bank account.

The Company was in compliance with all debt covenants at December 31, 2016 and 2015.

At December 31, 2016, the future maturities of debt were as follows:

Year ended December 31
2017	$8,626
2018	4,303
2019	2,604
2020	611
2021	67,542
Total	$83,686

5. Income Taxes

The income tax expense (benefit) included in the accompanying consolidated statement of operations represents federal, state and foreign income taxes. The components of income (loss) before income taxes and the provision for income taxes consist of the following:

Years ended December 31	2016	2015	2014
Income (loss) before income taxes:
Domestic	$35,088	$22,959	$1,635
Foreign	4,097	(2,729)	(54,695)
Total income (loss) before income taxes	$39,185	$20,230	$(53,060)

Provision for income taxes:
Current:
Federal	$760	$386	$-
State and foreign	2,575	1,232	1,382
Total current expense	3,335	1,618	1,382

Deferred:
Federal	(37,828)	-	-
State and foreign	(1,896)	(2,165)	(3,238)
Total deferred benefit	(39,724)	(2,165)	(3,238)
Total income tax benefit	$(36,389)	$(547)	$(1,856)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

A reconciliation of the Company’s effective income tax rate to the statutory federal tax rate is as follows:

Years ended December 31	2016	2015	2014
Statutory U.S. federal income tax rate	35.0%	35.0%	(35.0)%
State income taxes, net of federal tax benefit	1.9	0.2	-
Tax credits	(0.8)	(2.8)	(1.3)
Foreign tax rate differential	(4.7)	(3.3)	0.2
Reduction (increase) of income tax accruals	0.1	(0.5)	0.2
Tax on foreign dividends, net of foreign tax credits	-	-	(0.1)
Reduction (increase) of deferred taxes	(1.3)	5.5	-
Valuation allowances	(121.6)	(36.0)	(2.1)
Loss of domestic flow-through entity not attributable to Stoneridge, Inc.	-	-	33.9
Non-deductible compensation	-	(1.5)	1.0
Other	(1.4)	0.7	(0.3)
Effective income tax rate	(92.8)%	(2.7)%	(3.5)%

The Company recognized income tax expense (benefit) of $(36,389) or (92.8)%, $(547) or (2.7)% and $(1,856) or (3.5)% of income (loss) before income taxes for federal, state and foreign income taxes for the years ended December 31, 2016, 2015 and 2014, respectively. The increase in tax benefit for the year ended December 31, 2016 compared to the same period for 2015 was predominantly due to the release of the U.S. federal, certain state and foreign valuation allowances that were previously recorded against certain deferred tax assets. The decrease in tax benefit for the year ended December 31, 2015 compared to the same period for 2014 was predominantly due to the recording a valuation allowance against the PST’s Brazilian deferred tax assets. The increase in the effective tax rate to (2.7)% in 2015 from (3.5)% in 2014 was primarily due to providing a valuation allowance in 2015 with respect to the Brazilian deferred tax assets related to PST. The impact on the effective tax rate due to the PST valuation allowance was offset by the impact of the improvement in the performance of the U.S. operations, which do not attract tax due to the full valuation allowance, and the prior year impact of the nondeductible goodwill impairment in 2014 that did not impact the effective tax rate for 2015.

The Company has not recorded deferred income taxes on the undistributed earnings of its foreign subsidiaries because of management’s intent and ability to indefinitely reinvest such earnings. At December 31, 2016 the aggregate undistributed earnings of our foreign subsidiaries amounted to $44,898. The Company may be subject to U.S. income taxes and foreign withholding taxes if these earnings were distributed. It is not practicable to estimate the amount of taxes, if any, that may be payable on these earnings as that estimate depends upon circumstances that would exist at the time a remittance occurs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

Significant components of the Company’s deferred tax assets and liabilities were as follows:

As of December 31	2016	2015
Deferred tax assets:
Inventories	$2,156	$2,108
Employee compensation and benefits	4,785	3,902
Insurance	245	281
Depreciation and amortization	1,310	1,297
Net operating loss carryforwards	28,952	39,846
General business credit carryforwards	14,135	12,990
Other reserves	7,609	5,643
Gross deferred tax assets	59,192	66,067
Less: Valuation allowance	(11,125)	(59,391)
Deferred tax assets less valuation allowance	48,067	6,676

Deferred tax liabilities:
Depreciation and amortization	(14,911)	(13,282)
Basis difference - equity investee	(31,016)	(31,016)
Other	(1,358)	(1,074)
Gross deferred tax liabilities	(47,285)	(45,372)

Net deferred tax asset (liability)	$782	$(38,696)

The balance sheet classification of our net deferred tax asset is shown below:

Years ended December 31	2016	2015

Current deferred income tax assets	-	1,239
Current deferred income tax liabilities	-	(39)
Long-term deferred income tax assets	10,542	1,436
Long-term deferred income tax liabilities	(9,760)	(41,332)
Net deferred tax asset	$782	$(38,696)

The Company adopted ASU 2015-17 in 2016. As such, all deferred tax assets and liabilities are classified as long-term at December 31, 2016.

Based on the Company’s review of both positive and negative evidence regarding the continuation of the tax valuation allowance at December 31, 2015 and 2014, a valuation allowance the U.S. federal, certain state and foreign deferred tax assets continued to be recorded based upon the conclusion that it was more likely than not they would not be realized before they expired.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

The financial results for the U.S. operation improved significantly in 2016 due to the earnings growth of Control Devices segment as well as a significant reduction in interest expense as a result of the Company’s refinancing activities in the fall of 2014. The U.S. operation is in a three year cumulative income position at December 31, 2016. Based on the available positive and negative evidence and the weight accorded to that evidence at December 31, 2016, the Company has determined that the significant positive evidence outweighed the negative evidence. Therefore, the Company has concluded that it is more likely than not that the U.S. federal deferred tax assets will be realized (including those that carry expiration dates) and accordingly will no longer provide a valuation allowance against its domestic deferred tax assets. In addition, the Company concluded that it is more likely than not that the certain state and foreign, deferred tax assets will be realized, and as such the previously provided valuation allowances were released. The total U.S. valuation allowance remaining represents the amount of tax benefit related to certain state and certain foreign net operating losses, credits and other deferred tax assets that are not expected to be realized at December 31, 2016.

Based on a review of objective positive and negative evidence at December 31, 2016 and 2015, the Company concluded that it was more likely than not that the deferred tax assets of PST would not be realized. As a result the Company provided a valuation allowance, net of certain future reversing taxable temporary differences, with respect to PST’s deferred tax assets. The total valuation allowance at December 31, 2015 represents the amount of tax benefit related to PST’s net operating losses, credits and other deferred tax assets that are not expected to be realized.

The Company has net operating loss carry forwards of $53,064, $41,222 and $35,849 for U.S. federal, state and foreign tax jurisdictions, respectively. The U.S. federal net operating losses, if unused, begin to expire in 2026, the state net operating losses expire at various times and the foreign net operating losses expire at various times or have indefinite expiration dates. The Company has general business and foreign tax credit carry forwards of $15,254, $1,530 and $1,510 for U.S. federal, state and foreign jurisdictions respectively. The U.S. federal general business credits, if unused, begin to expire in 2021, and the state and foreign tax credits expire at various times.

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

The following is a reconciliation of the Company’s total gross unrecognized tax benefits:

	2016	2015	2014
Balance as of January 1	$4,304	$3,888	$3,624

Tax positions related to the current year:
Additions	208	201	217
Tax positions related to the prior years:
Additions	-	523	168
Reductions	(61)	-	-
Expirations of statutes of limitation	(612)	(308)	(121)

Balance as of December 31	$3,839	$4,304	$3,888

At December 31, 2016, the Company has classified $146 as a noncurrent liability and $3,731 as a reduction to non-current deferred income tax assets. The amount of unrecognized tax benefits is not expected to change significantly during the next 12 months. Management is currently unaware of issues under review that could result in a significant change or a material deviation in this estimate.

If the Company’s tax positions are sustained by the taxing authorities in favor of the Company, the amount that would affect the Company’s effective tax rate is approximately $3,821 and $4,280 at December 31, 2016 and 2015, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

The Company classifies interest expense and, if applicable, penalties which could be assessed related to unrecognized tax benefits as a component of income tax expense (benefit). For the years ended December 31, 2016, 2015 and 2014, the Company recognized approximately $(59), $(90) and $(411) of gross interest and penalties, respectively. The Company has accrued approximately $64 and $123 for the payment of interest and penalties at December 31, 2016 and 2015, respectively.

The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. The following table summarizes the open tax years for each important jurisdiction:

Jurisdiction	Open Tax Years
U.S. Federal	2013-2016
Brazil	2011-2016
China	2013-2016
France	2012-2016
Mexico	2012-2016
Spain	2012-2016
Sweden	2011-2016
United Kingdom	2012-2016

6. Operating Lease Commitments

The Company leases equipment, vehicles and buildings from third parties under operating lease agreements. For the years ended December 31, 2016, 2015 and 2014, lease expense totaled $5,290, $5,532 and $5,836, respectively.

Future minimum operating lease commitments as of December 31, 2016 were as follows:

Year ended December 31
2017	$5,042
2018	3,922
2019	3,356
2020	2,584
2021	2,298
Thereafter	6,176
Total	$23,378

7. Share-Based Compensation Plans

In April 2006, the Company’s shareholders approved the Amended and Restated Long-Term Incentive Plan (the "2006 Plan") and reserved 1,500,000 Common Shares of which the maximum number of Common Shares which may be issued subject to incentive stock options is 500,000. In May 2010, shareholders approved an amendment to the 2006 Plan to increase the number of shares by 1,500,000 to 3,000,000, and in May 2013, shareholders approved another amendment to this plan to increase the number of shares by 1,500,000 to 4,500,000. As the 2006 Plan expired in May 2016, there were no shares available for grant at December 31, 2016. As of December 31, 2016, there are 1,358,504 shares granted subject to future vesting of which 583,404 shares were time-based and 785,100 were performance-based.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

In May 2016, the Company’s shareholders approved the 2016 Long-Term Incentive Plan (the "2016 Plan") and reserved 1,800,000 Common Shares of which the maximum number of Common Shares which may be issued.  Under the 2016 Plan, as of December 31, 2016, the Company has granted 68,673 share units, of which 28,633 were time-based with cliff vesting using the straight-line method and 40,040 were performance-based.  There are 1,731,327 shares available to be granted under the 2016 Plan at December 31, 2016.

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

In 2013, pursuant to the 2006 Plan, the Company granted time-based restricted Common Share and market-based restricted Common Share awards. The time-based restricted Common Share awards cliff vest three years after the date of grant. The performance-based restricted Common Share awards vest and are no longer subject to forfeiture upon the recipient remaining an employee of the Company for three years from the date of grant and upon the Company attaining certain targets of performance measured against a peer group’s performance in terms of total return to shareholders.

In 2014, 2015 and 2016 pursuant to the 2006 Plan, the Company granted time-based and performance-based share units. The time-based share units cliff vest three years after the date of grant. The performance based share units vest and are no longer subject to forfeiture upon the recipient remaining an employee of the Company for three years from the date of grant and, for a portion of the annual awards, upon the Company attaining certain targets of performance measured against a peer group’s three year performance in terms of total shareholder return and, for the remaining portion of the annual awards, upon achieving certain annual earnings per share targets established by the Company during the performance period of the award.

The allocation of performance shares between total shareholder return and earnings per share were as follows for the years ended December 31:

	2016	2015	2014
Total shareholder return	55%	36%	20%
Earnings per share	45%	64%	80%

In April 2005, the Company adopted the Directors’ Restricted Shares Plan (the “Director Share Plan”) and reserved 500,000 Common Shares for issuance under the Director Share Plan. In May 2013, shareholders approved an amendment to the Director Share Plan to increase the number of shares for issuance by 200,000 to 700,000. Under the Director Share Plan, the Company has cumulatively issued 580,609 restricted Common Shares. As such, there are 119,391 restricted Common Shares available to be issued at December 31, 2016. Shares issued annually under the Director Share Plan vest one year after the date of grant.

Restricted Shares

The fair value of the non-vested time-based restricted Common Share awards was calculated using the market value of the Common Shares on the date of issuance. The weighted-average grant-date fair value of time-based restricted Common Shares granted during the years ended December 31, 2016, 2015 and 2014 was $13.52, $11.41 and $11.54, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

A summary of the status of the Company’s non-vested share units as of December 31, 2016 and the changes during the year then ended, are presented below:

	Time-based awards		Performance-based awards
		Weighted-		Weighted-
	Common	average grant-	Common	average grant-
	Shares	date fair value	Shares	date fair value
Non-vested as of December 31, 2015	731,241	$9.45	712,485	$10.70
Granted	250,227	$13.52	269,255	$13.66
Vested	(339,963)	$7.07	(131,033)	$7.58
Forfeited	(29,468)	$11.82	(25,567)	$11.30
Non-vested as of December 31, 2016	612,037	$12.32	825,140	$12.14

As of December 31, 2016, total unrecognized compensation cost related to non-vested time-based share units granted was $2,850. That cost is expected to be recognized over a weighted-average period of 1.19 years. For the years ended December 31, 2016, 2015 and 2014, the total fair value of awards vested was $5,394, $9,101 and $3,509, respectively.

As of December 31, 2016, total unrecognized compensation cost related to non-vested performance-based share units granted $3,069 for shares probable to vest. That cost is expected to be recognized over a weighted-average period of 1.29 years dependent upon the achievement of performance conditions. As noted above, the Company has issued and outstanding performance-based restricted Common Share awards that use different performance targets (total shareholder return and earnings per share).

The tax benefit realized for the tax deductions from the vesting of restricted Common Shares and option exercises of the share-based payment arrangements was $977, $0 and $0 for the years ended December 31, 2016, 2015 and 2014.

8. Employee Benefit Plans

The Company has certain defined contribution profit sharing and 401(k) plans covering substantially all of its employees in the United States and Europe. The Company provides matching contributions to the Company’s 401(k) plan. Company contributions are generally discretionary. For the years ended December 31, 2016, 2015 and 2014, expenses related to these plans amounted to $1,601, $1,487 and $1,280, respectively.

The Company previously sponsored a post retirement benefit plan covering certain retirees. There was no remaining liability recorded as of December 31, 2016.

Long-Term Cash Incentive Plan

In March 2009, the Company adopted the Stoneridge, Inc. Long-Term Cash Incentive Plan (the “LTCIP”) and granted awards to certain officers and key employees. Awards under the LTCIP provided recipients with the right to receive cash three years from the date of grant depending on the Company’s earnings per share performance for the defined performance period. If the participant voluntarily terminated employment or was discharged for cause, as defined in the LTCIP, the award would be forfeited. In May 2009, the LTCIP was approved by the Company’s shareholders.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

The Company granted Phantom Share awards under the LTCIP in 2013 that vested in February 2016 and were paid in March 2016 based on the Company’s earnings per share performance for each fiscal year of 2013, 2014 and 2015. As of December 31, 2016 and 2015, the Company has recorded a liability of $0 and $808 for the performance based awards granted under the LTCIP which was included on the consolidated balance sheet as a component of accrued expenses and other current liabilities. There were no performance based awards granted under the LTCIP during the years ended December 31, 2016, 2015 or 2014.

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

Derivative Instruments and Hedging Activities

On December 31, 2016, the Company had open foreign currency forward contracts which are used solely for hedging and not for speculative purposes. Management believes that its use of these instruments to reduce risk is in the Company’s best interest. The counterparties to these financial instruments are financial institutions with investment grade credit ratings.

Foreign Currency Exchange Rate Risk

The Company conducts business internationally and therefore is exposed to foreign currency exchange rate risk. The Company uses derivative financial instruments as cash flow and fair value hedges to manage its exposure to fluctuations in foreign currency exchange rates by reducing the effect of such fluctuations on foreign currency denominated intercompany transactions, inventory purchases and other foreign currency exposures. The currencies hedged by the Company during 2016, 2015 and 2014 include the euro and Mexican peso. In addition, the Company hedged the U.S. dollar against the Swedish krona and euro on behalf of its European subsidiaries in 2016, 2015, and 2014.

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

The Company’s foreign currency forward contracts are designed to offset some of the gains and losses realized on the underlying foreign currency denominated transactions as follows:

Euro-denominated Foreign Currency Forward Contracts

At December 31, 2016 and 2015, the Company held a foreign currency forward contract with an underlying notional amount of $1,601 and $1,647, respectively, to reduce the exposure related to the Company’s euro-denominated intercompany loans. This contract expired in January 2017. The euro-denominated foreign currency forward contract was not designated as a hedging instrument. For the years ended December 31, 2016, 2015, and 2014, the Company recognized a gain of $57, $336 and $1,205, respectively, in the consolidated statements of operations as a component of other expense, net related to the euro-denominated contract.

U.S. dollar-denominated Foreign Currency Forward Contracts – Cash Flow Hedge

The Company entered into on behalf of one of its European Electronics subsidiaries whose functional currency is the Swedish krona, U.S. dollar-denominated currency contracts with a notional amount at December 31, 2015 of $10,007 which expired ratably on a monthly basis from January 2016 through December 2016. There were no contracts entered into as of December 31, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

The Company entered into on behalf of one of its European Electronics subsidiaries whose functional currency is the euro, U.S. dollar-denominated currency contracts with a notional amount at December 31, 2015 of $2,421 which expired ratably on a monthly basis from January 2016 through December 2016. There were no contracts entered into as of December 31, 2016.

The Company evaluated the effectiveness of the U.S. dollar-denominated foreign currency forward contracts held as of December 31, 2015 and during 2016 and concluded that the hedges were effective.

Mexican peso-denominated Foreign Currency Forward Contracts – Cash Flow Hedge

The Company holds Mexican peso-denominated foreign currency contracts with notional amounts at December 31, 2016 of $5,699 which expire ratably on a monthly basis from January 2017 through December 2017, compared to $9,780 at December 31, 2015.

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

The Company evaluated the effectiveness of the Mexican peso-denominated foreign currency forward contracts held as of December 31, 2016 and 2015, and the years then ended, and concluded that the hedges were effective.

Commodity Price Risk - Cash Flow Hedge

To mitigate the risk of future price volatility and, consequently, fluctuations in gross margins, the Company entered into fixed price commodity contracts with a financial institution to fix the cost of a portion of the Company’s copper purchases. Copper is a raw material used in a number of the Company’s products.

The Company did not have any fixed price commodity contracts at December 31, 2016 and 2015 compared to an aggregate notional amount of 317 pounds at December 31, 2014.

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

Interest Rate Risk - Fair Value Hedge

The Company had a fixed-to-floating interest rate swap agreement (the “Swap”) with a notional amount of $45,000 to hedge its exposure to fair value fluctuations on a portion of its senior notes. The Swap was designated as a fair value hedge of the fixed interest rate obligation under the Company’s $175,000 9.5% senior notes. The critical terms of the Swap were aligned with the terms of the senior notes which resulted in no hedge ineffectiveness. The unrealized gain or loss for the effective portion of the hedge was deferred and reported in the Company’s consolidated balance sheets as an asset or liability, as applicable, with the offset to the carrying value of the senior notes.

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

The Swap reduced interest expense by $641 for the year ended December 31, 2014.

The notional amounts and fair values of derivative instruments in the consolidated balance sheets were as follows:

	Notional		Prepaid expenses		Accrued expenses and
	amounts (A)		and other current assets		other current liabilities
		December 31,		December 31,		December 31,
	2016	2015	2016	2015	2016	2015
Derivatives designated as hedging instruments:
Cash flow hedges:
Forward currency contracts	$5,699	$22,208	$-	$474	$28	$84
Derivatives not designated as hedging instruments:
Forward currency contracts	$1,601	$1,647	$-	$-	$3	$9

(A)	Notional amounts represent the gross contract / notional amount of the derivatives outstanding.

Gross amounts recorded for the cash flow hedges in other comprehensive loss in shareholders’ equity and in net income (loss) for the years ended December 31 were as follows:

	Loss recorded			Loss reclassified from
	in other comprehensive			other comprehensive income
	income (loss)			(loss) into net income (loss)
	2016	2015	2014	2016	2015	2014
Derivatives designated as cash flow hedges:
Forward currency contracts	$(582)	$(671)	(46)	$(164)	$(1,060)	(310)
Fixed price commodity contracts	-	-	(408)	-	-	(256)
Total derivatives designated as cash flow hedges	$(582)	$(671)	(454)	$(164)	$(1,060)	(566)

Gains and losses reclassified from comprehensive loss into net income (loss) were recognized in cost of goods sold in the Company’s consolidated statements of operations.

The net deferred loss of $28 on the cash flow hedge derivatives will be reclassified from other comprehensive loss to the consolidated statements of operations in 2017. The Company has measured the ineffectiveness of the forward currency and commodity contracts and any amounts recognized in the consolidated financial statements were immaterial for the years ended December 31, 2016, 2015 and 2014.

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

The Company did not have any financial assets or liabilities fair valued using Level 1 or Level 3 inputs at December 31, 2016 or 2015. The fair value of financial assets using Level 2 inputs related to forward currency contracts were $0 and $474 at December 31, 2016 and 2015, respectively. The fair value of financial liabilities using Level 2 inputs related to forward currency contracts were $31 and $93 at December 31, 2016 and 2015, respectively.

The Company recorded a non-recurring fair value adjustment of $51,458 related to the PST goodwill during the year ended December 31, 2014. The Company utilized Level 3 inputs to estimate the fair value adjustment for nonfinancial assets. For additional information, see the discussion of Goodwill and Other Intangible Assets in Note 2. No non-recurring fair value adjustments were required for nonfinancial assets for the years ended December 31, 2016 and 2015.

10. Commitments and Contingencies

In the ordinary course of business, the Company is subject to a broad range of claims and legal proceedings that relate to contractual allegations, product liability, tax audits, patent infringement, employment-related matters and environmental matters. The Company establishes accruals for matters which are probable and reasonably estimable. Although it is not possible to predict with certainty the outcome of these matters, the Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on its consolidated results of operations or financial position.

As a result of environmental studies performed at the Company’s former facility located in Sarasota, Florida, the Company became aware of soil and groundwater contamination at this site. The Company engaged an environmental engineering consultant to assess the level of contamination and to develop a remediation and monitoring plan for the site. Soil remediation at the site was completed during the year ended December 31, 2010. As the remedial action plan has been approved by the Florida Department of Environmental Protection, ground water remediation began in the fourth quarter of 2015. During the years ended December 31, 2015, 2014 and 2013, environmental remediation costs incurred were immaterial. At December 31, 2016 and 2015, the Company had accrued an undiscounted liability of $446 and $532, respectively, related to future remediation. At December 31, 2016 and 2015, $370 and $469, respectively, were recorded as a component of accrued expenses and other current liabilities on the consolidated balance sheets while the remaining amounts were recorded as a component of other long-term liabilities. A majority of the costs associated with the recorded liability are being incurred during the groundwater remediation, with the balance relating to monitoring costs to be incurred over multiple years. The recorded liability is based on assumptions in the remedial action plan. Although the Company sold the Sarasota facility in December 2011, the liability to remediate the site contamination remains the responsibility of the Company. Due to the ongoing site remediation, the closing terms of the sale agreement included a requirement for the Company to maintain a $2,000 letter of credit for the benefit of the buyer.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

The Company has a legal proceeding, Verde v. Stoneridge, Inc. et al., currently pending in the United States District Court for the Eastern District of Texas, Cause No. 6:14-cv-00225- KNM.  The plaintiff filed this putative class action against the Company and others on March 26, 2014.  Plaintiff alleges that the Company was involved in the vertical chain of manufacture, distribution, and sale of a control device (“CD”) that was incorporated into a Dodge Ram truck purchased by Plaintiff in 2006.  Plaintiff alleges that the Company breached express warranties and indemnification provisions by supplying a defective CD that was not capable of performing its intended function.  The putative class consists of all Texas residents who own manual transmission Chrysler vehicles model years 1997–2007 equipped with the subject CD.  Plaintiff seeks recovery of economic loss damages incurred by him and the putative class members associated with inspecting and replacing the allegedly defective CD, as well as attorneys’ fees and costs.  Plaintiff filed his motion for class certification seeking to certify a class of Texas residents who own or lease certain automobiles sold by Chrysler from 1997–2007.  Plaintiff alleges this putative class would include approximately 120,000 people.  In the motion for class certification, the Plaintiff states that damages are no more than $1 per person.  A hearing on Plaintiff’s motion for class certification was held on November 16, 2015. On April 8, 2016, the Magistrate Judge granted the Company’s motion for partial summary judgment dismissing the Plaintiff’s indemnification claim; that ruling was later adopted by the United States District Court. On November 7, 2016, the Magistrate Judge issued a Report and Recommendation Concerning Class certification, in which she recommended denying Plaintiff’s motion for class certification. Plaintiff filed an objection to the Report and Recommendation and motion for reconsideration concerning class certification. The Magistrate’s Report and Recommendation, and plaintiff’s objection and motion for reconsideration are currently before the court pending a ruling from the District Judge. The Company believes the likelihood of loss is not probable or reasonably estimable, and therefore no liability has been recorded for these claims at December 31, 2016.

Royal v. Stoneridge, Inc. et al. is another legal proceeding currently pending in the United States District Court for the Western District of Oklahoma, Cause No. 5:14-cv-01410-F.  Plaintiffs filed this putative class action against the Company, Stoneridge Control Devices, Inc., and others on December 19, 2014.  Plaintiff alleges that the Company was involved in the vertical chain of manufacture, distribution, and sale of a CD that was incorporated into Dodge Ram trucks purchased by Plaintiff between 1999 and 2006.  Plaintiffs allege that the Company and Stoneridge Control Devices, Inc. breached various express and implied warranties, including the implied warranty of merchantability.  Plaintiffs also seek indemnity from the Company and Stoneridge Control Devices, Inc.  The putative class consists of all owners of vehicles equipped with the subject CD, which includes various Dodge Ram trucks and other manual transmission vehicles manufactured from 1997–2007, which Plaintiffs allege is more than one million vehicles.  Plaintiffs seeks recovery of economic loss damages associated with inspecting and replacing the allegedly defective CD, diminished value of the subject CDs and the trucks in which they were installed, and attorneys’ fees and costs.  The amount of compensatory or other damages sought by Plaintiffs and the putative class members is unknown. The Company is vigorously defending itself against these allegations, and has and will continue to challenge the claims as well as class action certification. The Company believes the likelihood of loss is not probable or reasonably estimable, and therefore no liability has been recorded for these claims at December 31, 2016.

In September 2013, two legal proceedings were initiated by Actia Automotive (“Actia”) in a French court (the tribunal de grande instance de Paris) alleging infringement of its patents by the Company’s Electronics segment. The euro (“€”) and U.S. dollar equivalent (“$”) that Actia was seeking has been €7,000 ($7,400) for each claim for injunctive relief and monetary damages resulting from such alleged infringement. The Company believed that its products did not infringe on any of the patents claimed by Actia, and the claims were without merit. The Company vigorously defended itself against these allegations, and challenged certain Actia patents in the European Patent Office. In September 2015, the French court ruled in favor of the Company on one claim, which is subject to appeal by Actia. However, on July 28, 2016 the Company reached a settlement with Actia with regard to both claims. Under the settlement agreement the Company agreed to forego a payment by Actia of €50 ($56) that had been ordered by the French Court and Actia agreed (i) not to appeal the French court’s ruling against it on the first claim and (ii) to dismiss its infringement claims against the Company with respect to the second claim. Under the settlement Actia agreed not to enforce any of the patents in question against the Company, or the Company’s successors and assigns. As a result this matter has been settled and no liability has been recorded for these claims at December 31, 2016.

On May 24, 2013, the State Revenue Services of São Paulo issued a tax deficiency notice against PST claiming that the vehicle tracking and monitoring services it provides should be classified as communication services, and therefore subject to the State Value Added Tax – ICMS. The State Revenue Services assessment imposed the 25.0% ICMS tax on all revenues of PST related to the vehicle tracking and monitoring services during the period from January 2009 through December 2010. The Brazilian real (“R$”) and U.S. dollar equivalent (“$”) of the aggregate tax assessment is approximately R$92,500 ($28,400) which is comprised of Value Added Tax – ICMS of R$13,200 ($4,100), interest of R$11,400 ($3,500) and penalties of R$67,900 ($20,800).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

The Company believes that the vehicle tracking and monitoring services are non-communication services, as defined under Brazilian tax law, subject to the municipal ISS tax, not communication services subject to state ICMS tax as claimed by the State Revenue Services of São Paulo. PST has, and will continue to collect the municipal ISS tax on the vehicle tracking and monitoring services in compliance with Brazilian tax law and will defend its tax position. PST has received a legal opinion that the merits of the case are favorable to PST, determining among other things that the imposition on the subsidiary of the State ICMS by the State Revenue Services of São Paulo is not in accordance with the Brazilian tax code. Management believes, based on the legal opinion of the Company’s Brazilian legal counsel and the results of the Brazil Administrative Court's ruling in favor of another vehicle tracking and monitoring company related to the tax deficiency notice it received, the likelihood of loss is not probable although it may take years to resolve.  As a result of the above, as of December 31, 2016 and 2015, no accrual has been recorded with respect to this tax assessment.  An unfavorable judgment on this issue for the years assessed and for subsequent years could result in significant costs to PST and adversely affect its results of operations. There have been no significant changes to the facts and circumstances related to this notice for the year ended December 31, 2016.

In addition, PST has civil, labor and other non-income tax contingencies for which the likelihood of loss is deemed to be reasonably possible, but not probable, by the Company’s legal advisors in Brazil. As a result, no provision has been recorded with respect to these contingencies, which amounted to R$31,800 ($9,800) and R$25,400 ($6,500) at December, 2016 and 2015, respectively. An unfavorable outcome on these contingencies could result in significant cost to PST and adversely affect its results of operations.

11. Headquarter Relocation

During the fourth quarter of 2016, the Company relocated its corporate headquarters from Warren, Ohio to Novi, Michigan and consolidated its other corporate functions into one location. As a result, the Company incurred relocation costs, which included employee retention, relocation, severance, recruiting, duplicate wages and professional fees, of $1,769 for the year then ended December 31, 2016.

During 2016, the Company entered into a long-term lease agreement for its new corporate headquarters. The Company establishes assets and liabilities for the estimated construction costs incurred under build-to-suit lease arrangements to the extent the Company was involved in the construction of structural improvements or takes construction risk prior to the commencement of a lease. As of September 30, 2016, the Company recorded a non-cash build-to-suit lease asset under construction of $4,322 (within Prepaid and other currents assets) and a corresponding obligation (within accrued expenses and other current liabilities) in the consolidated balance sheet. On October 31, 2016 the construction was completed. Based on the Company’s evaluation of the lease, sale and leaseback accounting treatment was deemed to be appropriate and as such the Company removed the build-to-suit lease asset and corresponding obligation. Also, the incremental cost of the tenant improvements incurred and paid by the Lessor of $1,104 were capitalized as a right of use asset and corresponding liability as of October 31, 2016. The right of use asset and corresponding liability will be amortized on a straight line basis to rent expense over the 10 lease year term.

12. Restructuring and Business Realignment

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

In connection with the Electronics segment restructuring initiative, the Company recorded lease related restructuring charges during the years ended December 31, 2016, 2015 and 2014 of $59, $183 and $494, respectively, as part of selling, general and administrative expense. At December 31, 2016 and 2015, the only remaining restructuring related accrual relates to the terminated property lease in Mitcheldean, United Kingdom, for which the Company has accrued $273 and $458, respectively, on the consolidated balance sheets of which $0 and $313, respectively, is a component of other long-term liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

The expenses for the restructuring activities that relate to the Electronics reportable segment include the following:

	2016	2015	2014
Accrued balance at January 1	$458	$733	$780
Charge to expense	59	183	494
Foreign currency translation	(69)	3	(45)
Cash payments, net	(175)	(461)	(496)
Accrued balance at December 31	$273	$458	$733

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

Business realignment charges by reportable segment were as follows:

Years ended December 31	2016	2015	2014
Electronics (A)	$1,180	$317	$-
PST (B)	1,437	403	1,578
Unallocated Corporate (C)	-	309	-
Total business realignment charges	$2,617	$1,029	$1,578

(A)	Severance costs for the year ended December 31, 2016 related to selling, general and administrative (“SG&A”) and design and development (“D&D”) were $196 and $984, respectively. Severance costs for the year ended December 31, 2015 related to SG&A and D&D were $102 and $215, respectively.

(B)	Severance costs for the year ended December 31, 2016 related to cost of goods sold (“COGS”), SG&A and D&D were $437, $884 and $116, respectively. Severance costs for the year ended December 31, 2015 related to COGS, SG&A and D&D were $172, $117 and $114, respectively. Severance costs for year ended December 31, 2014 related to COGS, SG&A and D&D were $847, $559 and $172, respectively.

(C)	Severance costs for the year then ended December 31, 2015 related to SG&A were $309.

Business realignment charges classified by statement of operations line item were as follows:

Years ended December 31	2016	2015	2014
Cost of goods sold	$437	$172	$847
Selling, general and administrative	1,080	528	559
Design and development	1,100	329	172
Total business realignment charges	$2,617	$1,029	$1,578

There were no significant restructuring or business realignment expenses related to the Control Devices reportable segment during the years ended December 31, 2016, 2015 or 2014.

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

The financial information presented below is for our three reportable operating segments and includes adjustments for unallocated corporate costs and intercompany eliminations, where applicable.  Such costs and eliminations do not meet the requirements for being classified as an operating segment. Corporate costs include various support functions, such as information technology, corporate finance, legal, executive administration and human resources.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

A summary of financial information by reportable segment is as follows:

Years ended December 31	2016	2015	2014
Net Sales:
Control Devices	$408,132	$333,010	$306,658
Inter-segment sales	1,826	2,055	3,080
Control Devices net sales	409,958	335,065	309,738

Electronics	205,256	216,544	214,141
Inter-segment sales	33,361	22,904	35,163
Electronics net sales	238,617	239,448	249,304

PST	82,589	95,258	139,780
Inter-segment sales	-	-	-
PST net sales	82,589	95,258	139,780

Eliminations	(35,187)	(24,959)	(38,243)
Total net sales	$695,977	$644,812	$660,579
Operating Income (Loss):
Control Devices	$61,815	$44,690	$35,387
Electronics	14,798	13,784	17,444
PST	(3,462)	(7,542)	(59,587)
Unallocated Corporate (A)	(29,069)	(23,117)	(19,067)
Total operating income (loss)	$44,082	$27,815	$(25,823)
Depreciation and Amortization:
Control Devices	$10,276	$9,260	$9,545
Electronics	3,971	3,666	4,432
PST	8,559	9,272	12,998
Unallocated Corporate	452	211	130
Total depreciation and amortization (B)	$23,258	$22,409	$27,105
Interest Expense, net:
Control Devices	$226	$326	$303
Electronics	142	161	695
PST	3,396	2,957	2,764
Unallocated Corporate	2,513	2,921	13,118
Total interest expense, net	$6,277	$6,365	$16,880
Capital Expenditures:
Control Devices	$13,261	$15,094	$13,658
Electronics	5,665	6,538	3,541
PST	3,213	5,889	6,161
Unallocated Corporate (C)	2,337	1,214	156
Total capital expenditures	$24,476	$28,735	$23,516

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

	December 31,	December 31,
	2016	2015
Total Assets:
Control Devices	$150,623	$127,649
Electronics	99,964	97,443
PST	107,405	100,143
Corporate (C)	287,031	288,806
Eliminations	(250,494)	(249,789)
Total assets	$394,529	$364,252

(A)	Unallocated Corporate expenses include, among other items, accounting, finance, legal, information technology costs as well as share-based compensation.

(B)	These amounts represent depreciation and amortization on property, plant and equipment and certain intangible assets.

(C)	Corporate assets consist primarily of cash, intercompany loan receivables, capital expenditures for the new headquarter building, equity investments and investments in subsidiaries.

The following table presents net sales and long-term assets for the geographic areas in which the Company operates:

	2016	2015	2014
Net Sales:
North America	$428,046	$369,032	$330,516
South America	82,589	95,258	139,780
Europe and Other	185,342	180,522	190,283
Total net sales	$695,977	$644,812	$660,579

	December 31,	December 31,
	2016	2015
Long-term Assets:
North America	$73,835	$60,099
South America	63,497	56,943
Europe and Other	16,304	15,301
Total long-term assets	$153,636	$132,343

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

14. Unaudited Quarterly Financial Data

The following is a summary of quarterly results of operations:

			Quarter ended
2016	December 31	September 30	June 30	March 31
Net sales	$172,612	$173,846	$186,903	$162,616
Gross profit	47,779	49,748	52,751	45,161
Operating income	10,170	11,780	13,626	8,506
Income tax expense (benefit) from continuing operations(B)	(39,503)	919	1,350	845
Income from continuing operations	48,489	9,981	10,995	6,109
Net income	48,489	9,981	10,995	6,109
Net income (loss) attributable to noncontrolling interests	122	(303)	(576)	(1,130)
Net income attributable to Stoneridge, Inc.	48,367	10,284	11,571	7,239
Earnings per share from continuing operations attributable to Stoneridge, Inc.:
Basic (A)	$1.74	$0.37	$0.42	$0.26
Diluted (A)	$1.70	$0.36	$0.41	$0.26
Earnings per share attributable to Stoneridge, Inc.:
Basic (A)	$1.74	$0.37	$0.42	$0.26
Diluted (A)	$1.70	$0.36	$0.41	$0.26

			Quarter ended
2015	December 31	September 30	June 30	March 31
Net sales	$154,641	$162,057	$165,289	$162,825
Gross profit	42,239	45,145	45,946	43,648
Operating income	8,327	8,947	7,415	3,126
Income tax expense (benefit) from continuing operations	(345)	32	(381)	147
Income from continuing operations	4,935	7,411	6,328	2,103
Income (loss) from discontinued operations (C)	16	(113)	55	(168)
Net income	4,951	7,298	6,383	1,935
Net loss attributable to noncontrolling interests	(1,133)	(69)	(596)	(409)
Net income attributable to Stoneridge, Inc.	6,084	7,367	6,979	2,344
Earnings per share from continuing operations attributable to Stoneridge, Inc.:
Basic (A)	$0.22	$0.27	$0.26	$0.10
Diluted (A)	$0.22	$0.27	$0.25	$0.09
Earnings (loss) per share attributable to discontinued operations:
Basic (A)	$0.00	$(0.01)	$0.00	$(0.01)
Diluted (A)	$0.00	$(0.01)	$0.00	$(0.01)
Earnings per share attributable to Stoneridge, Inc.:
Basic (A)	$0.22	$0.26	$0.26	$0.09
Diluted (A)	$0.22	$0.26	$0.25	$0.08

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

(A)	Earnings per share for the year may not equal the sum of the four historical quarters earnings per share due to changes in weighted-average basic and diluted shares outstanding.

(B)	The Company recorded the release of a valuation allowance associated with its U.S. federal, certain state and Foreign deferred tax assets for the year ended December 31, 2016.

(C)	A gain (loss) on disposal of the Wiring business was recorded for the quarters ended March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015 for $(168), $55, $(113) and $16, respectively.

15. Subsequent Events

Orlaco Acquisition

On January 31, 2017, Stoneridge B.V., an indirect wholly-owned subsidiary of Stoneridge, Inc., entered into an agreement to acquire all of Wide-Angle Management B.V. and Exploitatiemaatschappij Berghaaf B.V. (“Orlaco”). Orlaco designs, manufactures and sells a wide variety of innovative camera-based vision systems, monitors and related products primarily to the heavy off-road machinery, commercial on-road vehicle, lifting crane and warehousing and logistics industries.  Since July 2015, Stoneridge and Orlaco have jointly developed the MirrorEye mirror replacement system, which is the industry-leading solution to improve the safety and fuel economy of commercial vehicles.  The MirrorEye system integrates Orlaco’s camera technology and Stoneridge’s driver information capabilities as well as the combined software capabilities of both companies. The acquisition of Orlaco enhances Stoneridge’s global technical capabilities in vision systems and facilitates entry into new markets.

The aggregate consideration for the Orlaco acquisition was €74,939 ($79,675), which included customary estimated adjustments to the purchase price. The Company paid €67,439 ($71,701) in cash, and €7,500 ($7,974) to hold in an escrow account to secure the payment obligations of the seller under the terms of the purchase agreement. The purchase price is subject to certain customary adjustments set forth in the purchase agreement. The Company expects to transfer the escrow amount promptly following the completion of the escrow period. The Company may also be required pay up to an additional €7.5 million in cash as earnout consideration if certain targets are achieved during the first two years. In order to fund the Orlaco acquisition, the Company borrowed $81.0 million under its Credit Facility.

Consent and Amendment No. 4 to Third Amended and Restated Credit Agreement

On January 30, 2017, the Company entered into a Consent and Amendment No. 4 (“Amendment No. 4”) to the Credit Facility.  Amendment No. 4 amended certain definitions, schedules and exhibits of the Credit Agreement, consented to the Dutch reorganization, and consented to the Orlaco acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

The following schedules provide the activity for accounts receivable reserves and valuation allowance for deferred tax assets from continuing operations for the years ended December 31, 2016, 2015 and 2014:

	Balance at	Charged to
	beginning of	costs and		Balance at
	period	expenses	Write-offs	end of period
Accounts receivable reserves:
Year ended December 31, 2014	$2,625	$619	$(1,227)	$2,017
Year ended December 31, 2015	2,017	395	(1,346)	1,066
Year ended December 31, 2016	1,066	1,604	(1,040)	1,630

				Exchange
		Net additions		rate
	Balance at	charged to		fluctuations
	beginning of	income		and other	Balance at
	period	(expense)		items	end of period
Valuation allowance for deferred tax assets:
Year ended December 31, 2014	$71,827	$(2,786)		$(1,134)	$67,907
Year ended December 31, 2015	67,907	(7,957)		(559)	59,391
Year ended December 31, 2016	59,391	(47,659	)(A)	(607)	11,125

(A)	The Company recorded the release of a valuation allowance associated with its U.S. federal, certain state and foreign deferred tax assets of $49.6 million.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2016, an evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s PEO and PFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). In evaluating the Company’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Under the supervision and with the participation of our management, including the PEO and PFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2016. Based on our evaluation under the framework in Internal Control-Integrated Framework (2013 Framework), our management has concluded that our internal control over financial reporting was effective as of December 31, 2016.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal controls over financial reporting during the quarter ended December 31, 2016 that has materially or is reasonably likely to materially affect internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Stoneridge, Inc. and Subsidiaries

We have audited Stoneridge, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Stoneridge, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Stoneridge, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stoneridge, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), cash flows and shareholders' equity for each of the three years in the period ended December 31, 2016 of Stoneridge, Inc. and Subsidiaries and our report dated March 2, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan

March 2, 2017

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 regarding our directors is incorporated by reference to the information under the sections and sections entitled, “Proposal One: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 9, 2017. The information required by this Item 10 regarding our executive officers appears as a Supplementary Item following Item 1 under Part I hereof.

Item 11. Executive Compensation.

The information required by this Item 11 is incorporated by reference to the information under the sections and subsections “Compensation Committee,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Executive Compensation” contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 9, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 (other than the information required by Item 201(d) of Regulation S-K which is set forth below) is incorporated by reference to the information under the heading “Security Ownership of Certain Beneficial Owners and Management” contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 9, 2017.

In May 2010, we adopted an Amended Directors’ Restricted Share Plan and an Amended and Restated Long-Term Incentive Plan, as amended. In May 2013, we adopted an Amended Directors’ Restricted Shares Plan and an Amended and Restated Long-Term Incentive Plan, as amended, to increase the number of shares available for issuance under the plans. In May 2016, we adopted the 2016 Long-Term Incentive Plan. Our shareholders approved each plan. Equity compensation plan information as of December 31, 2016 is as follows:

Number of securities remaining available for future issuance under equity compensation plans (A)
Equity compensation plans approved by shareholders	1,850,718

Equity compensation plans not approved by shareholders	-

(A)	Excludes 1,386,763 share units issued to key employees pursuant to the Company’s Amended and Restated Long-Term Incentive Plan, as amended and 50,414 restricted Common Shares issued and outstanding to directors under the Amended Directors’ Restricted Share Plan as of December 31, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated by reference to the information under the subsections “Transactions with Related Persons” and “Director Independence” contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 9, 2017.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 is incorporated by reference to the information under the subsections “Service Fees Paid to Independent Registered Accounting Firm” and “Pre-Approval Policy” contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 9, 2017.

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

STONERIDGE, INC.

Date: March 2, 2017	/s/ ROBERT R. KRAKOWIAK
Robert R. Krakowiak
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 2, 2017	/s/ JONATHAN B. DEGAYNOR
Jonathan B. DeGaynor
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 2, 2017	/s/ ROBERT R. KRAKOWIAK
Robert R. Krakowiak
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: March 2, 2017	/s/ ROBERT J. HARTMAN JR.
Robert J. Hartman Jr.
Chief Accounting Officer
(Principal Accounting Officer)

Date: March 2, 2017	/s/ WILLIAM M. LASKY
William M. Lasky
Chairman of the Board of Directors

Date: March 2, 2017	/s/ JEFFREY P. DRAIME
Jeffrey P. Draime
Director

Date: March 2, 2017	/s/ DOUGLAS C. JACOBS
Douglas C. Jacobs
Director

Date: March 2, 2017	/s/ IRA C. KAPLAN
Ira C. Kaplan
Director

Date: March 2, 2017	/s/ KIM KORTH
Kim Korth
Director

Date: March 2, 2017	/s/ GEORGE S. MAYES, JR.
George S. Mayes, Jr.
Director

Date: March 2, 2017	/s/ PAUL J. SCHLATHER
Paul J. Schlather
Director

INDEX TO EXHIBITS

Exhibit Number	Exhibit

2.1	Asset Purchase Agreement, dated August 1, 2014, between Stoneridge, Inc. and Motherson Sumi Systems Ltd. (incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

2.2	Amendedment No. 1 to the Asset Purchase Agreement, July 31, 2014, between Stoneridge, Inc. and Motherson Sumi Systems Ltd. (incorporated by reference to Exhibit 2.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

2.3	Share Sale and Purchase Agreement, dated as of January 31, 2017, by and among Stoneridge B.V., Stoneridge, Inc., Wide-Angle Management B.V., Exploitatiemaatschappij Berghaaf B.V., and Henrie G. van Beusekom (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on February 1, 2017)*.

3.1	Second Amended and Restated Articles of Incorporation of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

3.2	Amended and Restated Code of Regulations of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

4.1	Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.1	Form of 2006 Directors’ Restricted Shares Plan Grant Agreement (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on July 26, 2006)*.

10.2	Amended Annual Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 12, 2011)*.

10.3	Annual Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 12, 2016)*.

10.4	Stoneridge, Inc. Long-Term Cash Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)*.

10.5	Stoneridge, Inc. Officers’ and Key Employees’ Severance Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 9, 2009)*.

10.6	Stoneridge, Inc. Form of Indemnification Agreement between the Company and employees identified on the exhibit (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.7	Stoneridge, Inc. Amended and Restated Long-Term Incentive Plan – Form of 2010 Restricted Shares Grant Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)*.

10.8	Stoneridge, Inc. Long-Term Cash Incentive Plan – Form of 2010 Phantom Share Grant Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)*.

10.9	Amended and Restated Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 filed with the SEC on August 5, 2013 (No. 333-172002)*.

Exhibit Number	Exhibit

10.10	Amended Directors’ Restricted Share Plan (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 filed with the SEC on August 5, 2013 (No. 333-172002))*.

10.11	First Amendment to the Stoneridge, Inc. Amended and Restated Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on May 8, 2013)*.

10.12	Stoneridge, Inc. Amended and Restated Long-Term Incentive Plan - 2014 Performance Shares Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)*.

10.13	Stoneridge, Inc. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on May 12, 2016)*.

10.14	First Amendment to the Stoneridge, Inc. Amended Directors' Restricted Shares Plan (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on May 8, 2013)*.

10.15	Amended and Restated Change in Control Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 21, 2011)*.

10.16	Agreement Upon Retirement, dated March 16, 2015, between the Company and John C. Corey (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 19, 2015)*.

10.17	Employment Agreement, dated March 16, 2015, between the Company and Jonathan B. DeGaynor (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 19, 2015)*.

10.18	Indemnification Agreement between the Company and Jonathan B. DeGaynor (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on March 19, 2015).

10.19	Third Amended and Restated Credit Agreement by and among Stoneridge, Inc. and certain of its subsidiaries as borrowers and its lenders, dated September 12, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 15, 2014).

10.20	Amendment No. 1 to Third Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 31, 2015).

10.21	Amendment No. 2 to Third Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 24, 2016).

10.22	Amendment No. 3 to Third Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 17, 2015).

10.23	Consent and Amendment No. 4 to Third Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 1, 2017).

Exhibit Number	Exhibit

14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

21.1	Principal Subsidiaries and Affiliates of the Company, filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm, filed herewith.

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

* - Reflects management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this Annual Report on Form 10-K.

