Form 10-Q
period 2017-03-31
STONERIDGE INC
filed 2017-05-03
CIK 1043337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2017

Commission file number: 001-13337

STONERIDGE, INC.

(Exact name of registrant as specified in its charter)

Ohio	34-1598949
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

39675 MacKenzie Drive, Suite 400, Novi, Michigan	48377
(Address of principal executive offices)	(Zip Code)

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

☐Yes ☒No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐	(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☒No

The number of Common Shares, without par value, outstanding as of April 28, 2017 was 28,143,870.

STONERIDGE, INC. AND SUBSIDIARIES

Forward-Looking Statements

Portions of this quarterly report contain “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, our directors or officers with respect to, among other things, our (i) future product and facility expansion, (ii) acquisition or divestiture strategy, (iii) investments and new product development, and (iv) growth opportunities related to awarded business. Forward-looking statements may be identified by the words “will,” “may,” “should,” “designed to,” “believes,” “plans,” “projects,” “intends,” “expects,” “estimates,” “anticipates,” “continue,” and similar words and expressions. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other factors:

•	the reduced purchases, loss or bankruptcy of a major customer;
•	the costs and timing of facility closures, business realignment activities, or similar actions;
•	a significant change in automotive, commercial, motorcycle, off-highway or agricultural vehicle production;
•	competitive market conditions and resulting effects on sales and pricing;
•	the impact on changes in foreign currency exchange rates on sales, costs and results, particularly the Brazilian real, euro, Argentinian peso, Swedish krona, Mexican peso and Chinese Renminbi;
•	our ability to achieve cost reductions that offset or exceed certain customer-mandated selling price reductions;
•	a significant change in general economic conditions in any of the various countries in which we operate;
•	labor disruptions at our facilities or at any of our significant customers or suppliers;
•	the ability of our suppliers to supply us with quality parts and components at competitive prices on a timely basis;
•	the amount of our indebtedness and the restrictive covenants contained in the agreements governing our indebtedness, including our credit facility;
•	customer acceptance of new products;
•	capital availability or costs, including changes in interest rates or market perceptions;
•	the failure to achieve the successful integration of any acquired company or business; and
•	those items described in Part I, Item IA (“Risk Factors”) of the Company's 2016 Form 10-K.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(in thousands)	2017	2016
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$44,909	$50,389
Accounts receivable, less reserves of $1,742 and $1,630, respectively	140,994	113,225
Inventories, net	72,728	60,117
Prepaid expenses and other current assets	24,482	17,162
Total current assets	283,113	240,893

Long-term assets:
Property, plant and equipment, net	101,454	91,500
Intangible assets, net	77,668	39,260
Goodwill	35,181	931
Investments and other long-term assets, net	22,130	21,945
Total long-term assets	236,433	153,636
Total assets	$519,546	$394,529

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of debt	$6,885	$8,626
Accounts payable	82,390	62,594
Accrued expenses and other current liabilities	43,943	41,489
Total current liabilities	133,218	112,709

Long-term liabilities:
Revolving credit facility	141,000	67,000
Long-term debt, net	7,341	8,060
Deferred income taxes	19,710	9,760
Other long-term liabilities	10,638	4,923
Total long-term liabilities	178,689	89,743

Shareholders' equity:
Preferred Shares, without par value, 5,000 shares authorized, none issued	-	-
Common Shares, without par value, 60,000 shares authorized, 28,966 and 28,966 shares issued and 28,144 and 27,850 shares outstanding at March 31, 2017 and December 31, 2016, respectively, with no stated value	-	-
Additional paid-in capital	208,331	206,504
Common Shares held in treasury, 822 and 1,116 shares at March 31, 2017 and December 31, 2016, respectively, at cost	(6,936)	(5,632)
Retained earnings	56,288	45,356
Accumulated other comprehensive loss	(64,533)	(67,913)
Total Stoneridge, Inc. shareholders' equity	193,150	178,315
Noncontrolling interest	14,489	13,762
Total shareholders' equity	207,639	192,077
Total liabilities and shareholders' equity	$519,546	$394,529

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Three months ended March 31 (in thousands, except per share data)	2017	2016

Net sales	$204,311	$162,616

Costs and expenses:
Cost of goods sold	143,160	117,455
Selling, general and administrative	34,266	25,772
Design and development	11,721	10,883

Operating income	15,164	8,506

Interest expense, net	1,410	1,514
Equity in earnings of investee	(180)	(143)
Other expense, net	190	181

Income before income taxes	13,744	6,954

Provision for income taxes	4,571	845

Net income	9,173	6,109

Net loss attributable to noncontrolling interest	(30)	(1,130)

Net income attributable to Stoneridge, Inc.	$9,203	$7,239

Earnings per share attributable to Stoneridge, Inc.:
Basic	$0.33	$0.26
Diluted	$0.32	$0.26

Weighted-average shares outstanding:
Basic	27,917	27,676
Diluted	28,580	28,156

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Three months ended March 31, (in thousands)	2017	2016

Net income	$9,173	$6,109
Less: Net loss attributable to noncontrolling interest	(30)	(1,130)
Net income attributable to Stoneridge, Inc.	9,203	7,239

Other comprehensive income (loss), net of tax attributable to Stoneridge, Inc.:
Foreign currency translation	3,063	4,728
Unrealized gain (loss) on derivatives(1)	317	(450)
Other comprehensive income, net of tax attributable to Stoneridge, Inc.	3,380	4,278

Comprehensive income attributable to Stoneridge, Inc.	$12,583	$11,517

(1)	Net of tax expense of $170 and $0 for the three months ended March 31, 2017 and 2016, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three months ended March 31, (in thousands)	2017	2016

OPERATING ACTIVITIES:
Net income	$9,173	$6,109
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,063	4,542
Amortization, including accretion of deferred financing costs	1,472	822
Deferred income taxes	2,082	320
Earnings of equity method investee	(180)	(143)
Loss on sale of fixed assets	-	(67)
Share-based compensation expense	2,339	960
Tax benefit related to share-based compensation expense	(681)	-
Changes in operating assets and liabilities, net of effect of business combination:
Accounts receivable, net	(18,648)	(15,456)
Inventories, net	(2,445)	(5,658)
Prepaid expenses and other assets	(4,760)	(2,977)
Accounts payable	15,734	13,932
Accrued expenses and other liabilities	661	(1,252)
Net cash provided by operating activities	9,810	1,132

INVESTING ACTIVITIES:
Capital expenditures	(7,265)	(6,817)
Proceeds from sale of fixed assets	-	81
Business acquisition, net of cash acquired	(77,538)	-
Net cash used for investing activities	(84,803)	(6,736)

FINANCING ACTIVITIES:
Revolving credit facility borrowings	81,000	-
Revolving credit facility payments	(7,000)	-
Proceeds from issuance of debt	886	2,922
Repayments of debt	(4,135)	(2,816)
Other financing costs	(47)	-
Repurchase of Common Shares to satisfy employee tax withholding	(1,820)	(1,344)
Net cash provided by (used for) financing activities	68,884	(1,238)

Effect of exchange rate changes on cash and cash equivalents	629	854
Net change in cash and cash equivalents	(5,480)	(5,988)
Cash and cash equivalents at beginning of period	50,389	54,361

Cash and cash equivalents at end of period	$44,909	$48,373

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,450	$1,391
Cash paid for income taxes, net	$1,252	$549

Supplemental disclosure of non-cash operating and financing activities:
Bank payment of vendor payables under short-term debt obligations	$-	$704

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

(1) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Stoneridge, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the SEC's rules and regulations. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year.

While the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's 2016 Form 10-K.

On January 31, 2017, the Company acquired Exploitatiemaatschappij Berghaaf B.V. (“Orlaco”), an electronics business which designs, manufactures and sells a variety of camera-based vision systems, monitors and related products. As such, the Company’s condensed consolidated financial statements herein include the results of Orlaco from the acquisition date to March 31, 2017. See Note 3 to the condensed consolidated financial statements for additional details regarding the Orlaco acquisition.

Also, see the impact of the adoption of various accounting standards below on the condensed consolidated financial statements herein.

(2)  Recently Issued Accounting Standards

Recently Adopted Accounting Standards

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, “Simplifying the Test for Goodwill Impairment.” It eliminates Step 2 from the goodwill impairment test. As a result, an entity should recognize an impairment charge for the amount by which the carrying amount of goodwill exceeds the reporting unit's fair value, not to exceed the carrying amount of goodwill.  The Company adopted this standard on January 1, 2017 which did not have an impact on its condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718)” which is intended to simplify several aspects of the accounting for share-based payment award transactions including how excess tax benefits should be classified in the Company’s condensed consolidated financial statements. The new standard simplifies the treatment of share based payment transactions by recognizing the impact of excess tax benefits or deficiencies related to exercised or vested awards in income tax expense in the period of exercise or vesting. The new standard also modifies the diluted earnings per share calculation using the treasury stock method by eliminating the excess tax benefits or deficiencies from the calculation. These changes have been recognized prospectively.  The presentation of excess tax benefits in the condensed statement of consolidated cash flows is also modified to be included with other income tax cash flows as an operating activity.  The Company adopted this standard as of January 1, 2017 utilizing the prospective transition method for excess tax benefits in the condensed consolidated statement of cash flows. The Company had unrecognized tax benefits related to share-based payment awards of $1,729 as of December 31, 2016 which upon adoption was recorded in other long-term assets with a corresponding increase to retained earnings associated with the cumulative effect of the accounting change.

In July 2015, the FASB issued ASU 2015-11 “Simplifying the Measurement of Inventory” which requires that inventory be measured at the lower of cost or net realizable value.  Prior to the issuance of the new guidance, inventory was measured at the lower of cost or market. Replacing the concept of market with the single measurement of net realizable value is intended to reduce cost and complexity. The Company adopted this standard as of January 1, 2017, which did not have a material impact on the Company’s condensed consolidated financial statements or disclosures.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

Accounting Standards Not Yet Adopted

In January 2017, the FASB issued ASU 2017-01, “Clarifying the Definition of a Business”.  It revises the definition of a business and provides a framework to evaluate when an input and a substantive process are present in an acquisition to be considered a business. This guidance is effective for annual periods beginning after December 15, 2017.  The Company expects to adopt this standard as of January 1, 2018, which is not expected to have any impact on its condensed consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments (Topic 230)” which provides guidance on the presentation and classification of certain cash receipts and cash payments in the statement of cash flows in order to reduce diversity in practice.  This ASU is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on its condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which will require that a lessee recognize assets and liabilities on the balance sheet for all leases with a lease term of more than twelve months, with the result being the recognition of a right of use asset and a lease liability.  The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The Company expects to adopt this standard as of January 1, 2019.  The Company is currently evaluating the impact of adopting this standard on its condensed consolidated financial statements, which will require right of use assets and lease liabilities be recorded in the condensed consolidated balance sheet for operating leases.

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers,” which is the new comprehensive revenue recognition standard that will supersede existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. To achieve this principle, an entity identifies the contract with a customer, identifies the separate performance obligations in the contract, determines the transaction price, allocates the transaction price to the separate performance obligations and recognizes revenue when each separate performance obligation is satisfied. This ASU allows for both retrospective and prospective methods of adoption.  The new standard will become effective for annual and interim periods beginning after December 15, 2017 with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on its condensed consolidated financial statements, and anticipate testing our new controls and processes designed to comply with the standard in 2017 to permit the Company’s adoption on January 1, 2018. The Company is evaluating changes to revenue recognition of pre-production activities such as customer funded tooling and engineering design and development cost recoveries, including the potential recording of these as revenue.

(3) Acquisition of Orlaco

On January 31, 2017, Stoneridge B.V., an indirect wholly-owned subsidiary of Stoneridge, Inc., entered into and closed an agreement to acquire Orlaco. Orlaco designs, manufactures and sells a variety of camera-based vision systems, monitors and related electronic products primarily to the heavy off-road machinery, commercial vehicle, lifting crane and warehousing and logistics industries.  Since July 2015, Stoneridge and Orlaco have jointly developed the MirrorEye mirror replacement system, which is a system solution to improve the safety and fuel economy of commercial vehicles.  The MirrorEye system integrates Orlaco’s camera technology and Stoneridge’s driver information capabilities as well as the combined software capabilities of both companies. The acquisition of Orlaco enhances the Stoneridge’s Electronics segment global technical capabilities in vision systems and facilitates entry into new markets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

The aggregate consideration for the Orlaco acquisition was €74,939 ($79,675), which included customary estimated adjustments to the purchase price. The Company paid €67,439 ($71,701) in cash, and €7,500 ($7,974) is held in an escrow account to secure the payment obligations of the seller under the terms of the purchase agreement. The purchase price is subject to certain customary adjustments set forth in the purchase agreement. The escrow amount will be transferred promptly following the completion of the escrow period. The Company may also be required pay up to an additional €7,500 as earnout consideration if certain targets are achieved during the first two years.

The acquisition date fair value of the total consideration transferred consisted of the following:

Cash	$79,675
Fair value of earn-out liability and other adjustments	5,471
Total purchase price	$85,146

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The purchase price and associated allocation is preliminary pending completion of the valuation of acquired inventory, property, plant and equipment, intangible assets and deferred income taxes.

At January 31, 2017
Cash	$2,165
Accounts receivable	8,130
Inventory	9,144
Prepaids and other current assets	298
Property, plant and equipment	6,668
Identifiable intangible assets	38,626
Other long-term assets	690
Total identifiable assets acquired	65,721

Accounts payable	3,020
Other current liabilities	805
Deferred tax liabilities	9,994
Other long-term liabilities	1,462
Total liabilities assumed	15,281
Net identifiable assets acquired	50,440
Goodwill	34,706
Net assets acquired	$85,146

Assets acquired and liabilities assumed were recorded at estimated fair values based on management's estimates, available information, and reasonable and supportable assumptions. Also, the Company utilized a third-party to assist with certain estimates of fair values, including:

•	Fair value estimate for inventory was based on a comparative sales method

•	Fair value estimate for property, plant and equipment was based on appraised values utilizing cost and market approaches

•	Fair values for intangible assets were based on a combination of market and income approaches, including the relief from royalty method

•	Fair value for the earn-out liability was based on a Monte Carlo simulation utilizing forecasted EBITDA for the 2017 and 2018 measurement period

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

These non-recurring fair value measurements are classified within Level 3 of the fair value hierarchy. The preliminary purchase price allocations may be subsequently adjusted to reflect final valuation results and purchase price adjustments.

Goodwill is calculated as the excess of the fair value of consideration transferred over the fair market value of the identifiable assets and liabilities and represents the future economic benefits arising from other assets acquired that could not be separately recognized. The goodwill is included in the Company’s Electronics segment and is not deductible for income tax purposes.

Of the $38,626 of acquired identifiable intangible assets, $27,405 was provisionally assigned to customer lists with a 15-year useful life; $5,142 was provisionally assigned to trademarks with a 20 year useful life; and $6,079 was provisionally assigned to technology with a 7 year weighted-average useful life.

The Company recognized $1,218 of acquisition related costs in the condensed consolidated statement of operations as a component of selling, general and administrative expense during the three months ended March 31, 2017.

Included in the Company's statement of operations for the three months ended March 31, 2017 are post-acquisition sales of $11,100 and net income of $600 related to Orlaco which are included in the Electronics segment. The Company’s statement of operations for the three months ended March 31, 2017 also included $979 of expense in cost of goods sold associated with the step up of the Orlaco inventory to fair value.

The following unaudited pro forma information reflects the Company’s condensed consolidated results of operations as if the acquisition had taken place on January 1, 2016. The unaudited pro forma information is not necessarily indicative of the results of operations that the Company would have reported had the transaction actually occurred at the beginning of these periods, nor is it necessarily indicative of future results.

Three months ended March 31,	2017	2016
Net sales	$209,341	$177,491
Net income attributable to Stoneridge, Inc. and subsidiaries	$9,307	$8,896

The unaudited pro forma financial information presented in the table above has been adjusted to give effect to adjustments that are directly related to the business combination and are factually supportable. These adjustments include, but are not limited to, depreciation and amortization related to fair value adjustments to property, plant, and equipment and finite-lived intangible assets. Also, an adjustment has been made for management fees expensed by Orlaco.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

(4) Inventories

Inventories are valued at the lower of cost (using either the first-in, first-out (“FIFO”) or average cost methods) or net realizable value. The Company evaluates and adjusts as necessary its excess and obsolescence reserve on a quarterly basis. Excess inventories are quantities of items that exceed anticipated sales or usage for a reasonable period. The Company has guidelines for calculating provisions for excess inventories based on the number of months of inventories on-hand compared to anticipated sales or usage. Management uses its judgment to forecast sales or usage and to determine what constitutes a reasonable period. Inventory cost includes material, labor and overhead. Inventories consisted of the following:

	March 31,	December 31,
	2017	2016
Raw materials	$42,439	$35,665
Work-in-progress	8,138	7,483
Finished goods	22,151	16,969
Total inventories, net	$72,728	$60,117

Inventory valued using the FIFO method was $49,582 and $37,765 at March 31, 2017 and December 31, 2016, respectively. Inventory valued using the average cost method was $23,146 and $22,352 at March 31, 2017 and December 31, 2016, respectively.

(5) Goodwill and Intangibles

Goodwill

Goodwill was $35,181 and $931 at March 31 2017 and December 31, 2016 all of which relates to the Electronics segment. The increase in goodwill is related to the Orlaco acquisition as further discussed in Note 3. Goodwill is not amortized, but instead is tested for impairment at least annually, or earlier when events and circumstances indicate that it is more likely than not that such assets have been impaired.

Intangibles

	Acquisition	Accumulated
As of March 31, 2017	cost	amortization	Net
Customer lists	$55,698	$(10,315)	$45,383
Tradenames	23,976	(5,037)	18,939
Technology	17,333	(3,987)	13,346
Other	41	(41)	-
Total	$97,048	$(19,380)	$77,668

	Acquisition	Accumulated
As of December 31, 2016	cost	amortization	Net
Customer lists	$27,476	$(9,138)	$18,338
Tradenames	18,116	(4,558)	13,558
Technology	10,862	(3,498)	7,364
Other	41	(41)	-
Total	$56,495	$(17,235)	$39,260

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

The Company recorded amortization expense of $1,394 and $726 related to finite-lived intangible assets for the three month ended March 31, 2017 and 2016, respectively.  The Company currently estimates annual amortization expense to be $6,100 for 2017 and $6,300 for 2018, 2019, 2020 and 2021.

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

Derivative Instruments and Hedging Activities

On March 31, 2017, the Company had open foreign currency forward contracts which are used solely for hedging and not for speculative purposes. Management believes that its use of these instruments to reduce risk is in the Company's best interest.  The counterparties to these financial instruments are financial institutions with investment grade credit ratings.

Foreign Currency Exchange Rate Risk

The Company conducts business internationally and therefore is exposed to foreign currency exchange rate risk. The Company uses derivative financial instruments as cash flow and fair value hedges to manage its exposure to fluctuations in foreign currency exchange rates by reducing the effect of such fluctuations on foreign currency denominated intercompany transactions, inventory purchases and other foreign currency exposures. The currencies hedged by the Company during 2017 and 2016 included the euro and Mexican peso. In addition, the Company hedged the U.S. dollar against the Swedish krona and euro on behalf of its European subsidiaries in 2016.

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

The Company's foreign currency forward contracts offset a portion of the gains and losses on the underlying foreign currency denominated transactions as follows:

Euro-denominated Foreign Currency Forward Contract

At March 31, 2017 and December 31, 2016, the Company held a foreign currency forward contract with underlying notional amounts of $1,630 and $1,601, respectively, to reduce the exposure related to the Company's euro-denominated intercompany loans. The current contract expires in June 2017. The euro-denominated foreign currency forward contract was not designated as a hedging instrument. The Company recognized a loss of $19 and $82 for the three months ended March 31, 2017 and 2016, respectively, in the condensed consolidated statements of operations as a component of other expense, net related to the euro-denominated contract.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

Mexican peso-denominated Foreign Currency Forward Contracts – Cash Flow Hedge

The Company holds Mexican peso-denominated foreign currency forward contracts with notional amounts at March 31, 2017 of $4,248 which expire ratably on a monthly basis from April 2017 through December 2017, compared to a notional amount of $5,699 at December 31, 2016.

The Company evaluated the effectiveness of the Mexican peso-denominated foreign currency forward contracts held as of March 31, 2017 and December 31, 2016 and concluded that the hedges were highly effective.

The notional amounts and fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

			Prepaid expenses		Accrued expenses and
	Notional amounts (A)		and other current assets		other current liabilities
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2017	2016	2017	2016	2017	2016
Derivatives designated as hedging instruments:
Cash flow hedges:
Forward currency contracts	$4,248	$5,699	$459	$-	$-	$28
Derivatives not designated as hedging instruments:
Forward currency contracts	$1,630	$1,601	$-	$-	$-	$3

(A)	Notional amounts represent the gross contract in U.S. dollars of the derivatives outstanding.

Gross amounts recorded for the cash flow hedges in other comprehensive income and in net income for the three months ended March 31 are as follows:

			Gain (loss) reclassified from
	Gain (loss) recorded in other		other comprehensive income
	comprehensive income		into net income
	2017	2016	2017	2016
Derivatives designated as cash flow hedges:
Forward currency contracts	$516	$(494)	$29	$(44)

Gains and losses reclassified from other comprehensive income into net income were recognized in cost of goods sold in the Company's condensed consolidated statements of operations.

The net deferred gain of $459 on the cash flow hedge derivatives will be reclassified from other comprehensive income to the condensed consolidated statements of operations through December 2017.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

Except for the earn-out liability discussed in Note 3, the Company did not have any financial assets or liabilities fair valued using Level 1 or Level 3 inputs at March 31, 2017 or December 31, 2016. The fair value of financial assets using Level 2 inputs related to forward currency contracts were $459 and $0 at March 31, 2017 and December 31, 2016, respectively. The fair value of financial liabilities using Level 2 inputs related to forward currency contracts were $0 and $31 at March 31, 2017 and December 31, 2016, respectively. The fair value of the earn-out liability related to Orlaco using Level 3 inputs was approximately $4,200 at March 31, 2017.

Except for the fair value of assets acquired and liabilities assumed related to the Orlaco acquisition discussed in Note 3, there were no non-recurring fair value measurements for the periods presented.

(7) Share-Based Compensation

Compensation expense for share-based compensation arrangements, which is recognized in the condensed consolidated statements of operations as a component of selling, general and administrative expenses, was $2,339 and $960 for the three months ended March 31, 2017 and 2016, respectively.

(8) Debt

Debt consisted of the following at March 31, 2017 and December 31, 2016:

	March 31,	December 31,	Interest rates at
	2017	2016	March 31, 2017	Maturity
Revolving Credit Facility
Credit facility	$141,000	$67,000	2.04-2.23%	September 2021

Debt
PST short-term obligations	2,996	5,097	4.27% - 8.00%	2017 - 2018
PST long-term notes	11,127	11,452	7.5% - 17.38%	2018 - 2021
Other	103	137
Total debt	14,226	16,686
Less: current portion	(6,885)	(8,626)
Total long-term debt, net	$7,341	$8,060

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

On September 12, 2014, the Company entered into a Third Amended and Restated Credit Agreement (the “Amended Agreement” or “Credit Facility”). The Amended Agreement provides for a $300,000 revolving credit facility, which replaced the Company’s existing $100,000 asset-based credit facility and includes a letter of credit subfacility, swing line subfacility and multicurrency subfacility. The Amended Agreement also has an accordion feature which allows the Company to increase the availability by up to $80,000 upon the satisfaction of certain conditions. The Amended Agreement extended the termination date to September 12, 2019 from December 1, 2016. On March 26, 2015, the Company entered into Amendment No. 1 to the Amended Agreement which modified the definition of Consolidated EBITDA to allow for the add back of cash premiums and other non-cash charges related to the amendment and restatement of the Amended Agreement and the early extinguishment of the Company’s 9.5% Senior Secured Notes. Consolidated EBITDA is used in computing the Company’s leverage ratio and interest coverage ratio which are covenants within the Amended Agreement. On February 23, 2016, the Company entered into Amendment No. 2 to the Amended Agreement which amended and waived any default or potential defaults with respect to the pledging as collateral additional shares issued by a wholly owned subsidiary and newly issued shares associated with the formation of a new subsidiary. On August 12, 2016, the Company entered into Amendment No. 3 (the “Amendment”) to the Amended Agreement which extended of the expiration date of the Agreement by two years to September 12, 2021, increased the borrowing sub-limit for the Company’s foreign subsidiaries by $30,000 to $80,000, increased the basket of permitted loans and investments in foreign subsidiaries by $5,000 to $30,000, and provided additional flexibility to the Company for certain permitted corporate transactions involving its foreign subsidiaries as defined in the Agreement. As a result of Amendment No. 3, the Company capitalized deferred financing costs of $339, which will be amortized over the remaining term of the Credit Facility. On January 30, 2017, the Company entered into Consent and Amendment No. 4 to the Amended Agreement which amended certain definitions, schedules and exhibits of the Credit Facility, consented to a Dutch Reorganization, and consented to the Orlaco acquisition. As a result of Amendment No. 4, the Company capitalized deferred financing costs of $47, which will be amortized over the remaining term of the Credit Facility.

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

Borrowings outstanding on the Credit Facility increased from $67,000 at December 31, 2016 to $141,000 at March 31, 2017 because the Company borrowed under the Credit Facility in order to fund the Orlaco acquisition described in Note 3.

The Company also has outstanding letters of credit of $3,367 and $3,399 at March 31, 2017 and December 31, 2016, respectively.

The Company was in compliance with all Credit Facility covenants at March 31, 2017 and December 31, 2016.

Debt

PST maintains several short-term obligations and long-term notes used for working capital purposes which have fixed interest rates. The weighted-average interest rates of short-term and long-term debt of PST at March 31, 2017 were 5.1% and 13.2%, respectively.  Depending on the specific note, interest is payable either monthly or annually. Principal repayments on PST debt at March 31, 2017 are as follows: $6,806 from April 2017 through March 2018, $3,378 from April 2018 through December 2018, $2,718 in 2019, $637 in 2020, and $584 in 2021. PST was in compliance with all debt covenants at March 31, 2017 and December 31, 2016.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

The Company's wholly-owned subsidiary located in Stockholm, Sweden, has an overdraft credit line which allows overdrafts on the subsidiary's bank account up to a maximum level of 20,000 Swedish krona, or $2,230 and $2,196, at March 31, 2017 and December 31, 2016, respectively. At March 31, 2017 and December 31, 2016, there was no balance outstanding on this bank account.

(9) Earnings Per Share

Basic earnings per share was computed by dividing net income by the weighted-average number of Common Shares outstanding for each respective period. Diluted earnings per share was calculated by dividing net income by the weighted-average of all potentially dilutive Common Shares that were outstanding during the periods presented. As the Company adopted ASU 2016-09 on January 1, 2017 utilizing the prospective transition method, the weighted-average dilutive Common Shares calculation excludes the excess tax benefit from the treasury stock method for the three months ended March 31, 2017, while the calculation includes the excess tax benefits in the treasury stock method for the three months ended March 31, 2016.

Weighted-average Common Shares outstanding used in calculating basic and diluted earnings per share were as follows:

Three months ended March 31,	2017	2016
Basic weighted-average Common Shares outstanding	27,916,652	27,675,938
Effect of dilutive shares	663,545	479,835
Diluted weighted-average Common Shares outstanding	28,580,197	28,155,773

There were no performance-based restricted Common Shares outstanding at March 31, 2017 or 2016. There were 750,720 and 803,100 performance-based right to receive Common Shares outstanding at March 31, 2017 and 2016, respectively. These right to receive Common Shares are included in the computation of diluted earnings per share based on the number of Common Shares that would be issuable if the end of the quarter were the end of the contingency period.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

(10) Changes in Accumulated Other Comprehensive Loss by Component

Changes in accumulated other comprehensive loss for the three months ended March 31, 2017 and 2016 were as follows:

	Foreign	Unrealized	Benefit
	currency	gain (loss)	plan
	translation	on derivatives	liability	Total
Balance at January 1, 2017	$(67,895)	$(18)	$-	$(67,913)

Other comprehensive income before reclassifications	3,063	336	-	3,399
Amounts reclassified from accumulated other comprehensive loss	-	(19)	-	(19)
Net other comprehensive income, net of tax	3,063	317	-	3,380

Balance at March 31, 2017	$(64,832)	$299	$-	$(64,533)

Balance at January 1, 2016	$(70,296)	$390	$84	$(69,822)

Other comprehensive income (loss) before reclassifications	4,728	(494)	-	4,234
Amounts reclassified from accumulated other comprehensive loss	-	44	-	44
Net other comprehensive income (loss), net of tax	4,728	(450)	-	4,278

Balance at March 31, 2016	$(65,568)	$(60)	$84	$(65,544)

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

As a result of environmental studies performed at the Company’s former facility located in Sarasota, Florida, the Company became aware of soil and groundwater contamination at the site. The Company engaged an environmental engineering consultant to assess the level of contamination and to develop a remediation and monitoring plan for the site. Soil remediation at the site was completed during the year ended December 31, 2010. As the remedial action plan has been approved by the Florida Department of Environmental Protection, groundwater remediation began in the fourth quarter of 2015. During the three months ended March 31, 2017 and 2016, environmental remediation costs incurred were immaterial. At March 31, 2017 and December 31, 2016, the Company accrued a remaining undiscounted liability of $298 and $446, respectively, related to future remediation costs. At March 31, 2017 and December 31, 2016, $232 and $370, respectively, were recorded as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheets while the remaining amount was recorded as a component of other long-term liabilities. A majority of the costs associated with the recorded liability will be incurred at the start of the groundwater remediation, with the balance relating to monitoring costs to be incurred over multiple years. The recorded liability is based on assumptions in the remedial action plan. Although the Company sold the Sarasota facility and related property in December 2011, the liability to remediate the site contamination remains the responsibility of the Company. Due to the ongoing site remediation, the closing terms of the sale agreement included a requirement for the Company to maintain a $2,000 letter of credit for the benefit of the buyer.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

The Company has a legal proceeding, Verde v. Stoneridge, Inc. et al., currently pending in the United States District Court for the Eastern District of Texas, Cause No. 6:14-cv-00225- KNM.  The plaintiff filed this putative class action against the Company and others on March 26, 2014.  The plaintiff alleges that the Company was involved in the vertical chain of manufacture, distribution, and sale of a control device (“CD”) that was incorporated into a Dodge Ram truck purchased by Plaintiff in 2006.  Plaintiff alleges that the Company breached express warranties and indemnification provisions by supplying a defective CD that was not capable of performing its intended function.  The putative class consists of all Texas residents who own manual transmission Chrysler vehicles model years 1997–2007 equipped with the subject CD.  Plaintiff seeks recovery of economic loss damages incurred by him and the putative class members associated with inspecting and replacing the allegedly defective CD, as well as attorneys’ fees and costs.  Plaintiff filed a motion for class certification seeking to certify a class of Texas residents who own or lease certain automobiles sold by Chrysler from 1997–2007.  Plaintiff alleges this putative class would include approximately 120,000 people.  In the motion for class certification, the Plaintiff states that damages are no more than $1 per person.  A hearing on the Plaintiff’s motion for class certification was held on November 16, 2015, and the United States District Court has not yet ruled on class certification.  On April 8, 2016, the Magistrate Judge granted the Company’s motion for partial summary judgment dismissing the Plaintiff’s indemnification claim; that ruling was later adopted by the United States District Court (the “Court”). On November 7, 2016, the Magistrate Judge issued a Report and Recommendation Concerning Class certification, in which she recommended denying Plaintiff’s motion for class certification. Plaintiff filed an objection to the Report and Recommendation concerning a motion for reconsideration concerning class certification. The Magistrate’s Report and Recommendation concerning class certification, and plaintiff’s objection and motion for reconsideration are currently before the Court pending a ruling from the District Judge. The Company believes the likelihood of loss is not probable or reasonably estimable, and therefore no liability has been recorded for these claims at March 31, 2017.

Royal v. Stoneridge, Inc. et al. is a legal proceeding currently pending in the United States District Court for the Western District of Oklahoma, Case No. 5:14-cv-01410-F.  Plaintiffs filed this putative class action against the Company, Stoneridge Control Devices, Inc., and others on December 19, 2014.  Plaintiffs allege that the Company was involved in the vertical chain of manufacture, distribution, and sale of a CD that was incorporated into Dodge Ram trucks purchased by Plaintiffs between 1999 and 2006.  Plaintiffs allege that the Company and Stoneridge Control Devices, Inc. breached various express and implied warranties, including the implied warranty of merchantability.  Plaintiffs also seek indemnity from the Company and Stoneridge Control Devices, Inc.  The putative class consists of all owners of vehicles equipped with the subject CD, which includes various Dodge Ram trucks and other manual transmission vehicles manufactured from 1997–2007, which Plaintiffs allege is more than one million vehicles.  Plaintiffs seek recovery of economic loss damages associated with inspecting and replacing the allegedly defective CD, diminished value of the subject CDs and the trucks in which they were installed, and attorneys’ fees and costs.  The amount of compensatory or other damages sought by Plaintiffs and the putative class members is unknown. On January 12, 2016, the United States District Court granted in part the Company’s and Stoneridge Control Devices, Inc.’s motions to dismiss, and dismissed four of the Plaintiffs’ five claims against the Company and Stoneridge Control Devices, Inc. Plaintiffs filed a motion for reconsideration of the United States District Court’s ruling, which was denied. The Company filed a motion for judgment on the pleadings on March 3, 2017, which is currently before the Court. The Company is vigorously defending itself against the Plaintiffs’ allegations, and has and will continue to challenge the claims as well as class action certification. The Company believes the likelihood of loss is not probable or reasonably estimable, and therefore no liability has been recorded for these claims at March 31, 2017.

On May 24, 2013, the State Revenue Services of São Paulo issued a tax deficiency notice against PST claiming that the vehicle tracking and monitoring services it provides should be classified as communication services, and therefore subject to the State Value Added Tax – ICMS. The State Revenue Services assessment imposed the 25.0% ICMS tax on all revenues of PST related to the vehicle tracking and monitoring services rendered during the period from January 2009 through December 2010. The Brazilian real (“R$”) and U.S. dollar equivalent (“$”) of the aggregate tax assessment is approximately R$92,500 ($29,600) which is comprised of Value Added Tax – ICMS of R$13,200 ($4,200) interest of R$11,400 ($3,700) and penalties of R$67,900 ($21,700).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

The Company believes that the vehicle tracking and monitoring services are non-communication services, as defined under Brazilian tax law, subject to the municipal ISS tax, not communication services subject to state ICMS tax as claimed by the State Revenue Services of São Paulo. PST has, and will continue to collect the municipal ISS tax on the vehicle tracking and monitoring services in compliance with Brazilian tax law and will defend its tax position. PST has received a legal opinion that the merits of the case are favorable to PST, determining among other things that the imposition on the subsidiary of the State ICMS by the State Revenue Services of São Paulo is not in accordance with the Brazilian tax code. Management believes, based on the legal opinion of the Company’s Brazilian legal counsel and the results of the Brazil Administrative Court's ruling in favor of another vehicle tracking and monitoring company related to the tax deficiency notice it received, the likelihood of loss is not probable although it may take years to resolve.  As a result of the above, as of March 31, 2017 and December 31, 2016, no accrual has been recorded with respect to the tax assessment.  An unfavorable judgment on this issue for the years assessed and for subsequent years could result in significant costs to PST and adversely affect its results of operations. There have been no significant changes to the facts and circumstances related to this notice for the three months ended March 31, 2017.

In addition, PST has civil, labor and other tax contingencies for which the likelihood of loss is deemed to be reasonably possible, but not probable, by the Company’s legal advisors in Brazil. As a result, no provision has been recorded with respect to these contingencies, which amounted to R$23,900 ($7,700) and R$31,800 ($9,800) at March 31, 2017 and December 31, 2016, respectively. An unfavorable outcome on these contingencies could result in significant cost to PST and adversely affect its results of operations.

Product Warranty and Recall

Amounts accrued for product warranty and recall claims are established based on the Company's best estimate of the amounts necessary to settle existing and future claims on products sold as of the balance sheet dates. These accruals are based on several factors including past experience, production changes, industry developments and various other considerations including insurance coverage. The Company can provide no assurances that it will not experience material claims or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued or beyond what the Company may recover from its suppliers. The current portion of product warranty and recall is included as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheets. Product warranty and recall included $3,991 and $2,617 of a long-term liability at March 31, 2017 and December 31, 2016, respectively, which is included as a component of other long-term liabilities in the condensed consolidated balance sheets.

The following provides a reconciliation of changes in product warranty and recall liability:

Three months ended March 31	2017	2016
Product warranty and recall at beginning of period	$9,344	$6,419
Accruals for products shipped during period	1,524	1,358
Assumed warranty liability related to Orlaco	1,462	-
Aggregate changes in pre-existing liabilities due to claim developments	1,614	(302)
Settlements made during the period	(2,281)	(348)
Product warranty and recall at end of period	$11,663	$7,127

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

Business realignment charges by reportable segment were as follows:

Three months ended March 31,	2017	2016
Electronics (A)	$-	$1,180
PST (B)	171	722
Total business realignment charges	$171	$1,902

(A)	There were no severance costs for the three months ended March 31, 2017. Severance costs for the three months ended March 31, 2016 related to Selling, General and Administration (“SG&A”) and Design and Development (“D&D”) were $196 and $984, respectively.

(B)	Severance costs for the three months ended March 31, 2017 related to cost of goods sold (“COGS”) and SG&A were $90 and $81, respectively. Severance costs for the three months ended March 31, 2016 related to COGS, SG&A and D&D were $179, $468 and $75, respectively.

Business realignment charges classified by statement of operations line item were as follows:

Three months ended March 31,	2017	2016
Cost of goods sold	$90	$179
Selling, general and administrative	81	664
Design and development	-	1,059
Total business realignment charges	$171	$1,902

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

The actual year to date income tax expense (benefit) is the product of the most current projected annual effective income tax rate and the actual year to date pre-tax income (loss) adjusted for any discrete tax items. The income tax expense (benefit) for a particular quarter, except for the first quarter, is the difference between the year to date calculation of income tax expense (benefit) and the year to date calculation for the prior quarter.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

The Company recognized income tax expense of $4,571 and $845 for federal, state and foreign income taxes for the three months ended March 31, 2017 and 2016, respectively.  The increase in income tax expense for the three months ended March 31, 2017 compared to the same period for 2016 was primarily related to the release of the U.S. federal, certain state and foreign valuation allowances in the fourth quarter of 2016 that were previously recorded against certain deferred tax assets. The effective tax rate increased to 33.3% in the first quarter of 2017 from 12.2% in the first quarter of 2016 primarily due the continued strong performance of the U.S. operations, which due to a full valuation allowance positively impacted the effective tax rate in 2016.

(14) Segment Reporting

Operating segments are defined as components of an enterprise that are evaluated regularly by the Company's chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the chief executive officer.

The Company has three reportable segments, Control Devices, Electronics, and PST, which also represent its operating segments. The Control Devices reportable segment produces sensors, switches, valves and actuators. The Electronics reportable segment produces electronic instrument clusters, electronic control units and driver information systems and includes the newly acquired Orlaco business which designs and manufactures a variety of camera-based vision systems, monitors and related products. The PST reportable segment designs and manufactures electronic vehicle security alarms, convenience accessories, vehicle tracking devices and monitoring services and in-vehicle audio and video devices.

The accounting policies of the Company's reportable segments are the same as those described in Note 2, “Summary of Significant Accounting Policies” of the Company's 2016 Form 10-K. The Company's management evaluates the performance of its reportable segments based primarily on revenues from external customers and operating income. Inter-segment sales are accounted for on terms similar to those to third parties and are eliminated upon consolidation.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

A summary of financial information by reportable segment is as follows:

Three months ended March 31,	2017	2016
Net Sales:
Control Devices	$118,873	$92,368
Inter-segment sales	783	533
Control Devices net sales	119,656	92,901

Electronics	63,805	52,636
Inter-segment sales	11,356	7,027
Electronics net sales	75,161	59,663

PST	21,633	17,612
Inter-segment sales	-	-
PST net sales	21,633	17,612

Eliminations	(12,139)	(7,560)
Total net sales	$204,311	$162,616
Operating Income (Loss):
Control Devices	$19,084	$13,517
Electronics	5,557	3,820
PST	579	(3,117)
Unallocated Corporate (A)	(10,056)	(5,714)
Total operating income	$15,164	$8,506
Depreciation and Amortization:
Control Devices	$2,699	$2,309
Electronics	1,572	1,040
PST	2,088	1,850
Unallocated Corporate	99	70
Total depreciation and amortization (B)	$6,458	$5,269
Interest Expense, net:
Control Devices	$54	$61
Electronics	38	39
PST	572	750
Unallocated Corporate	746	664
Total interest expense, net	$1,410	$1,514
Capital Expenditures:
Control Devices	$3,447	$2,727
Electronics	2,351	3,131
PST	884	854
Unallocated Corporate(C)	583	105
Total capital expenditures	$7,265	$6,817

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

	March 31,	December 31,
	2017	2016
Total Assets:
Control Devices	$162,218	$150,623
Electronics	214,390	99,964
PST	109,895	107,405
Corporate (C)	364,760	287,031
Eliminations	(331,717)	(250,494)
Total assets	$519,546	$394,529

(A)	Unallocated Corporate expenses include, among other items, finance, legal, human resources and information technology costs as well as share-based compensation.
(B)	These amounts represent depreciation and amortization on property, plant and equipment and certain intangible assets.
(C)	Assets located at Corporate consist primarily of cash, intercompany loan receivables, capital expenditures for the new headquarter building, equity investments and investments in subsidiaries.

The following tables present net sales and long-term assets for each of the geographic areas in which the Company operates:

Three months ended March 31,	2017	2016
Net Sales:
North America	$123,386	$99,119
South America	21,633	17,612
Europe and Other	59,292	45,885
Total net sales	$204,311	$162,616

	March 31,	December 31,
	2017	2016
Long-term Assets:
North America	$76,354	$73,835
South America	65,256	63,497
Europe and Other	94,823	16,304
Total long-term assets	$236,433	$153,636

(15) Investments

Minda Stoneridge Instruments Ltd.

The Company has a 49% interest in Minda Stoneridge Instruments Ltd. (“Minda”), a company based in India that manufactures electronics, instrumentation equipment and sensors primarily for the motorcycle and commercial vehicle market. The investment is accounted for under the equity method of accounting. The Company's investment in Minda, recorded as a component of investments and other long-term assets, net on the condensed consolidated balance sheets, was $8,514 and $7,952 at March 31, 2017 and December 31, 2016, respectively. Equity in earnings of Minda included in the condensed consolidated statements of operations was $180 and $143, for the three months ended March 31, 2017 and 2016, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

PST Eletrônica Ltda.

The Company has a 74% controlling interest in PST. Noncontrolling interest in PST increased to $14,489 at March 31, 2017 due to comprehensive income of $727 resulting from a favorable change in foreign currency translation of $757 partially offset by a proportionate share of its net loss of $30 for the three months ended March 31, 2017. Noncontrolling interest in PST increased to $13,370 at March 31, 2016 due to comprehensive income of $60 resulting from a favorable change in foreign currency translation of $1,190 partially offset by a proportionate share of its net loss of $1,130 for the three months ended March 31, 2016.

PST has dividends payable declared in previous years to noncontrolling interest of $10,842 Brazilian real ($3,472) at March 31, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

We are a global designer and manufacturer of highly engineered electrical and electronic components, modules and systems for the automotive, commercial, motorcycle, off-highway and agricultural vehicle markets.

On January 31, 2017, the Company acquired Exploitatiemaatschappij Berghaaf B.V. (“Orlaco”). As such, the Company’s condensed consolidated financial statements herein include the results of Orlaco from the acquisition date to March 31, 2017. See Note 3 to the condensed consolidated financial statements for additional details regarding the Orlaco acquisition.

Segments

We are primarily organized by products produced and markets served. Under this structure, our continuing operations have been reported utilizing the following segments:

Control Devices. This segment includes results of operations that manufacture sensors, switches, valves and actuators.

Electronics. This segment produces electronic instrument clusters, electronic control units and driver information systems and includes the newly acquired Orlaco business which designs and manufactures a variety of camera-based vision systems, monitors and related products.

PST. This segment includes results of operations that design and manufacture electronic vehicle alarms, convenience accessories, vehicle tracking devices and monitoring services and in-vehicle audio and video devices.

First Quarter Overview

Net income attributable to Stoneridge. Inc. of $9.2 million, or $0.32 per diluted share for the three months ended March 31, 2017 increased by $2.0 million, or $0.06 per diluted share from $7.2 million, or $0.26 per diluted share for the three months ended March 31, 2016, due to an increase in gross profit of $16.0 million resulting from higher sales, lower material costs and operating improvements which were partially offset by higher warranty expense and expense associated with the Orlaco inventory step-up.  The improvement in gross profit was partially offset by an $8.5 million increase in selling, general and administrative costs primarily in our unallocated corporate and Electronics segments and a $3.7 million increase in income tax expense.

Net sales increased by $41.7 million, or 25.6%, compared to the first quarter of 2016 due to higher sales in each of our segments.  The increase in sales in our Control Devices segment was primarily due to new product sales in the North American automotive market while the increase in sales in our Electronics segment relates to the Orlaco business acquired on January 31, 2017.  Also, PST sales primarily increased due to favorable foreign currency exchange rates.

At March 31, 2017 and December 31, 2016, we had cash and cash equivalents balances of $44.9 million and $50.4 million, respectively. The decrease during the first three months of 2017 was primarily due to higher working capital and capital expenditures, which was partially offset by net income. At March 31, 2017 and December 31, 2016 we had $141.0 million and $67.0 million, respectively, in borrowings outstanding on our $300.0 million Credit Facility. The increase in the Credit Facility balance during the first three months of 2017 was the result of borrowing to fund the Orlaco acquisition.

Outlook

We expect to have sales growth in our North American automotive vehicle market in 2017 related to recent product launches by our Control Devices segment despite that the North American automotive vehicle market production is expected to decrease by 0.3 million units to 17.5 million units in 2017.

The North American commercial vehicle market declined in 2016 and we expect it to decline slightly again in 2017. We expect the European commercial vehicle market in 2017 to remain at approximately the same level with 2016.

Our PST segment revenues and operating performance continue to be adversely impacted by weakness of the Brazilian economy and automotive market. In April 2017, the International Monetary Fund (IMF) forecasted the Brazil gross domestic product to grow 0.2% in 2017 and 1.7% in 2018. Based on the weakness in PST’s sales and operating performance during 2016 and modest forecasted growth of the Brazilian economy, PST’s sales and earnings growth expectations in 2017 continue to be moderated for 2017. Because there is significant uncertainty regarding the timing and magnitude of a recovery in the Brazilian economy and automotive market, the Company continues to evaluate the need to further realign PST’s cost structure to mitigate any effect on earnings of possible continued weakened product demand and unfavorable foreign currency exchange rates.

As the Company no longer has a valuation allowance against its U.S. federal, certain state and foreign deferred tax assets, its effective tax rate will be higher in 2017 as compared to 2016. Actual cash taxes paid as a percentage of income in 2017 is expected to be consistent with 2016.

A significant portion of our sales are outside of the United States. These sales are generated by our non-U.S. based operations, and therefore, movements in foreign currency exchange rates can have a significant effect on our results of operations, which are presented in U.S. dollars. A significant portion of our raw materials purchased by our Electronics and PST segments are denominated in U.S. dollars, and therefore movements in foreign currency exchange rates can also have a significant effect on our results of operations. The U.S. dollar weakened significantly against the Swedish krona, euro and Brazilian real in 2016 favorably impacting our material costs and our reported results. The U.S. dollar continued to weaken against these currencies in the first quarter of 2017 favorably impacting our material costs and reported results.

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

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

					Dollar
					increase /
Three months ended March 31,		2017		2016	(decrease)
Net sales	$204,311	100.0%	$162,616	100.0%	$41,695
Costs and expenses:
Cost of goods sold	143,160	70.1	117,455	72.2	25,705
Selling, general and administrative	34,266	16.8	25,772	15.9	8,494
Design and development	11,721	5.7	10,883	6.7	838

Operating income	15,164	7.4	8,506	5.2	6,658
Interest expense, net	1,410	0.7	1,514	0.9	(104)
Equity in earnings of investee	(180)	(0.1)	(143)	(0.1)	(37)
Other expense, net	190	0.1	181	0.1	9
Income before income taxes	13,744	6.7	6,954	4.3	6,790

Provision for income taxes	4,571	2.2	845	0.5	3,726

Net income	9,173	4.5	6,109	3.8	3,064
Net loss attributable to noncontrolling interest	(30)	-	(1,130)	(0.7)	1,100
Net income attributable to Stoneridge, Inc.	$9,203	4.5%	$7,239	4.5%	$1,964

Net Sales. Net sales for our reportable segments, excluding inter-segment sales, are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Three months ended March 31,		2017		2016	(decrease)	(decrease)
Control Devices	$118,873	58.2%	$92,368	56.8%	$26,505	28.7%
Electronics	63,805	31.2	52,636	32.4	11,169	21.2
PST	21,633	10.6	17,612	10.8	4,021	22.8
Total net sales	$204,311	100.0%	$162,616	100.0%	$41,695	25.6%

Our Control Devices segment net sales increased primarily as a result of new product sales in the North American automotive market of $22.9 million, increased sales volume in the China automotive market and other markets of $2.3 and $1.7 million, respectively.

Our Electronics segment net sales increased $11.1 million primarily due to an increase in European off-highway vehicle products of $11.1 million related to the acquired Orlaco business as well as an increase in sales volume in our European commercial vehicle products of $3.4 million. These were partially offset by a decrease in sales volume of our North American commercial vehicle products of $1.0 million and an unfavorable foreign currency translation of $2.8 million.

Our PST segment net sales increased primarily due to a favorable foreign currency translation that increased sales by $3.5 million, or 19.9% and price increases which were partially offset by lower volume.

Net sales by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Three months ended March 31,		2017		2016	(decrease)	(decrease)
North America	$123,386	60.4%	$99,119	61.0%	$24,267	24.5%
South America	21,633	10.6	17,612	10.8	4,021	22.8
Europe and Other	59,292	29.0	45,885	28.2	13,407	29.2
Total net sales	$204,311	100.0%	$162,616	100.0%	$41,695	25.6%

The increase in North American net sales was primarily attributable to new product sales in our North American automotive market of $22.9 million and an increase in sales volumes in Control Devices North America other markets of $1.7 million, which were partially offset by decreased sales volume in our North American commercial vehicle market of $1.0 million. The increase in net sales in South America was primarily due to a favorable foreign currency translation that increased sales by $3.5 million, or 19.9%. The increase in net sales in Europe and Other was primarily due to the increase in European off-highway vehicle products of $11.1 million related to Orlaco as well as an increase in sales volume in our European commercial vehicle products and China automotive market of $3.4 million and $2.3 million, respectively. These increases were partially offset by an unfavorable foreign currency translation of $2.8 million.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased by 21.9% primarily related to an increase in net sales. Our gross margin improved by 2.1% to 29.9% for the first quarter of 2017 compared to 27.8% for the first quarter of 2016. Our material cost as a percentage of net sales decreased by 0.7% to 50.7% for the first quarter of 2017 compared to 51.4 % for the first quarter of 2016. The lower direct material costs in our Electronics and PST segments resulted from favorable foreign currency movements associated with U.S. dollar denominated purchases which were partially offset by higher direct material costs in our Control Devices segment related to a change in product mix. Our labor costs and overhead as a percentage of net sales decreased by 1.6% to 19.3%.

Our Control Devices segment gross margin decreased slightly despite the benefit of a significant increase in sales due to higher warranty costs associated with the settlement of claims.

Our Electronics segment gross margin improved primarily due to lower material costs resulting from favorable movement in foreign currency exchange rates and a favorable mix related to Orlaco product sales partially offset by costs associated with the Orlaco inventory step-up.

Our PST segment gross margin improved due to lower direct material costs related to a favorable movement in foreign currency exchange rates and a favorable sales mix as well as lower overhead costs associated with 2016 business realignment actions.

Selling, General and Administrative (“SG&A”). SG&A expenses increased by $8.5 million compared to the first quarter of 2016 primarily due to higher costs primarily in our unallocated corporate operations and Electronics segments which were partially offset by a $0.6 million reduction in business realignment charges. Our Electronics and Control Devices segments SG&A costs increased as well. Unallocated corporate SG&A costs increased due to higher wages and benefits of $0.9 million, incentive and share-based compensation of $1.7 million due to higher attainment of performance based awards and accelerated expense associated with retirement eligible employees in the current period as well as transaction costs associated with the Orlaco acquisition of $1.2 million. Electronics segment SG&A costs increased primarily from the acquisition of Orlaco. Control Devices SG&A costs increased due to higher wages and benefits. PST SG&A costs increased due to an unfavorable change in foreign currency exchange rates, higher wages, employee benefits and bad debt, which were partially offset by lower business realignment charges of $0.4 million.

Design and Development (“D&D”). D&D costs increased by $0.8 million primarily due to higher D&D costs related to the acquired Orlaco business within our Electronics segment, which was partially offset a $1.0 million decrease in business realignment charges.

Operating Income. Operating income (loss) is summarized in the following table by reportable segment (in thousands):

			Dollar	Percent
			increase /	increase /
Three months ended March 31,	2017	2016	(decrease)	(decrease)
Control Devices	$19,084	$13,517	$5,567	41.2%
Electronics	5,557	3,820	1,737	45.5
PST	579	(3,117)	3,696	118.6
Unallocated corporate	(10,056)	(5,714)	(4,342)	(76.0)
Operating income	$15,164	$8,506	$6,658	78.3%

Our Control Devices segment operating income increased primarily due to an increase in sales, which was partially offset by higher warranty and SG&A costs.

Our Electronics segment operating income increased primarily due to higher sales resulting from the Orlaco acquisition, lower material costs and a decrease in business realignment costs of $1.2 million which were partially offset by inventory step-up, SG&A and D&D costs related to Orlaco.

Our PST segment operating performance improved primarily due to a higher sales, higher gross profit from lower material and overhead costs and favorable sales mix as well as a $0.6 million decrease in business realignment costs. PST’s improved operating performance is expected to continue for the remainder of 2017.

Our unallocated corporate operating loss increased primarily due to higher wages and benefits, incentive and share-based compensation as well as transaction costs associated with the Orlaco acquisition.

Operating income (loss) by geographic location is summarized in the following table (in thousands):

			Dollar	Percent
			increase /	increase /
Three months ended March 31,	2017	2016	(decrease)	(decrease)
North America	$9,450	$8,339	$1,111	13.3%
South America	579	(3,117)	3,696	118.6
Europe and Other	5,135	3,284	1,851	56.4
Operating income	$15,164	$8,506	$6,658	78.3%

Our North American operating results improved primarily due to increased sales in the North American automotive market, which were partially offset by higher wages and benefits, incentive and share-based compensation, warranty and Orlaco transaction costs. The improved performance in South America was primarily due to a higher gross profit resulting from lower material and overhead costs, a favorable sales mix and a decrease in business realignment costs. Our operating results in Europe and Other improved due primarily to higher sales and gross profit associated with the Orlaco acquisition, lower material costs resulting from a favorable movement in foreign currency exchange rates and higher sales of European commercial vehicle and China automotive products which were partially offset by Orlaco inventory step-up costs.

Interest Expense, net. Interest expense, net decreased by $0.1 million compared to the prior year first quarter primarily due to lower PST interest expense which was partially offset by higher interest related to our Credit Facility resulting from the additional borrowings to fund the Orlaco acquisition.

Equity in Earnings of Investee. Equity earnings for Minda were $0.2 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively. The increase in Minda’s income from operations compared to the prior period was partially offset by an unfavorable change in foreign currency exchange rates.

Other Expense, net. We record certain foreign currency transaction and forward currency hedge contract (gains) losses as a component of other expense, net on the condensed consolidated statement of operations. Other expense, net remained consistent in first quarter of 2017 compared to the first quarter of 2016. The unfavorable change in foreign currency exchange rates in our Electronics segment were substantially offset by a favorable change in certain foreign currency exchange rates in our PST segment and unallocated corporate.

Provision for Income Taxes. We recognized income tax expense of $4.6 million and $0.8 million for federal, state and foreign income taxes for the first quarter of 2017 and 2016, respectively. The increase in income tax expense for the three months ended March 31, 2017 compared to the same period for 2016 was primarily due to the release of the U.S. federal, certain state and foreign valuation allowances in the fourth quarter of 2016 that were previously recorded against certain deferred tax assets. The effective tax rate increased to 33.3% in the first quarter of 2017 from 12.2% in the first quarter of 2016 primarily due to the continued strong performance of the U.S. operations, which due to a full valuation allowance, favorably impacted the effective tax rate in 2016.

Liquidity and Capital Resources

Summary of Cash Flows:

Three months ended March 31, (in thousands)	2017	2016
Net cash provided by (used for):
Operating activities	$9,810	$1,132
Investing activities	(84,803)	(6,736)
Financing activities	68,884	(1,238)
Effect of exchange rate changes on cash and cash equivalents	629	854
Net change in cash and cash equivalents	$(5,480)	$(5,988)

Cash provided by operating activities increased primarily due to a change in working capital and an increase in net income. Our receivable terms and collections rates have remained consistent between periods presented.

Net cash used for investing activities increased primarily due to payments made for the acquisition of the Orlaco business.

Net cash used for financing activities increased primarily due to increased borrowings on the Credit Facility to fund the acquisition of the Orlaco business which was partially offset by an unscheduled partial repayment of our Credit Facility and lower PST net borrowings in the current period.

As outlined in Note 8 to our condensed consolidated financial statements, our Credit Facility permits borrowing up to a maximum level of $300.0 million which includes an accordion feature which allows the Company to increase the availability by up to $80.0 million upon the satisfaction of certain conditions. This variable rate facility provides the flexibility to refinance other outstanding debt or finance acquisitions through September 2021. The Credit Facility contains certain financial covenants that require the Company to maintain less than a maximum leverage ratio and more than a minimum interest coverage ratio. The Credit Facility also contains affirmative and negative covenants and events of default that are customary for credit arrangements of this type including covenants which place restrictions and/or limitations on the Company’s ability to borrow money, make capital expenditures and pay dividends. The Credit Facility had an outstanding balance of $141.0 million at March 31, 2017. The Company was in compliance with all covenants at March 31, 2017. The covenants included in our Credit Facility to date have not and are not expected to limit our financing flexibility.

PST maintains several short-term obligations and long-term loans used for working capital purposes. At March 31, 2017, there was $14.1 million of PST debt outstanding.  Scheduled principal repayments on PST debt at March 31, 2017 were as follows: $6.8 million from April 2017 to March 2018, $3.4 million from April 2018 to December 2018, $2.7 million in 2019, $0.6 million in 2020 and 2021.

The Company's wholly owned subsidiary located in Stockholm, Sweden, has an overdraft credit line which allows overdrafts on the subsidiary's bank account up to a maximum level of 20.0 million Swedish krona, or $2.2 million, at March 31, 2017. At March 31, 2017, there was no balance outstanding on this bank account.

Due to the deterioration of the Brazilian economy and automotive market in 2015 and 2016, PST had lower earnings and cash flows.  Also, PST has experienced slower customer payments of receivables, which combined with lower earnings has made its liquidity more challenging.  While PST’s performance has improved in 2017, PST continues to evaluate and utilize, as necessary, several funding sources including factoring receivables and short-term loans from banks to provide necessary funding.

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

Our future results could also be adversely affected by unfavorable changes in foreign currency exchange rates. We have significant foreign denominated transaction exposure in certain locations, especially in Brazil, Argentina, Mexico, Sweden, Estonia, the Netherlands, and China. We have entered into foreign currency forward contracts to reduce our exposure related to certain foreign currency fluctuations. See Note 6 to the condensed consolidated financial statements for additional details. Our future results could also be unfavorably affected by increased commodity prices as commodity fluctuations impact the cost of our raw material purchases.

At March 31, 2017, we had a cash and cash equivalents balance of approximately $44.9 million, of which $9.8 million was held in the United States and $35.1 million was held in foreign locations. The decrease from $50.4 million at December 31, 2016 was due to repayment of debt, higher working capital and capital expenditures which were offset by net income during the first three months of 2017.

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

Critical Accounting Policies and Estimates

The Company's critical accounting policies, which include management's best estimates and judgments, are included in Part II, Item 7, to the consolidated financial statements of the Company's 2016 Form 10-K. These accounting policies are considered critical as disclosed in the Critical Accounting Policies and Estimates section of Management's Discussion and Analysis of the Company's 2016 Form 10-K because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates.

Information regarding other significant accounting policies is included in Note 2 to our consolidated financial statements in Item 8 of Part II of the Company’s 2016 Form 10-K.

Inflation and International Presence

Given the current economic conditions of countries and recent fluctuations in certain foreign currency exchange rates and commodity prices, we believe that a negative change in such items could significantly affect our profitability.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk presented within Part II, Item 7A of the Company's 2016 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2017, an evaluation was performed under the supervision and with the participation of the Company's management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the PEO and PFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three months ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting except that on January 31, 2017, the Company acquired Orlaco. As a result, the Company is currently integrating Orlaco's operations into its overall internal control over financial reporting. Under the guidelines established by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition. Accordingly, we expect to exclude Orlaco from the assessment of internal control over financial reporting for 2017.

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

Item 1A. Risk Factors

There have been no material changes with respect to risk factors previously disclosed in the Company's 2016 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to repurchases of Common Shares made by us during the three months ended March 31, 2017. These shares were delivered to us by employees as payment for the withholding taxes due upon vesting of restricted share awards.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
1/1/17-1/31/17	9,967	$17.70	N/A	N/A
2/1/17-2/28/17	1,514	16.85	N/A	N/A
3/1/17-3/31/17	88,516	18.27	N/A	N/A
Total	99,997

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

STONERIDGE, INC.

Date: May 3, 2017	/s/ Jonathan B. DeGaynor
Jonathan B. DeGaynor President and Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2017	/s/ Robert R. Krakowiak
Robert R. Krakowiak
Chief Financial Officer and Treasurer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit

2.1	Share Sale and Purchase Agreement, dated as of January 31, 2017, by and among Stoneridge B.V., Stoneridge, Inc., Wide-Angle Management B.V., Exploitatiemaatschappij Berghaaf B.V., and Henrie G. van Beusekom (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 1, 2017).

10.1	Consent and Amendment No. 4 to Third Amended and Restated Agreement, dated January 30, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 1, 2017).

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101	XBRL Exhibits:
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

