Form 10-Q
period 2017-06-30
STONERIDGE INC
filed 2017-08-03
CIK 1043337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2017

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

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The number of Common Shares, without par value, outstanding as of July 28, 2017 was 28,169,087.

STONERIDGE, INC. AND SUBSIDIARIES

Forward-Looking Statements

Portions of this quarterly report contain “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, our directors or officers with respect to, among other things, our (i) future product and facility expansion, (ii) acquisition or divestiture strategy, (iii) investments and new product development, (iv) growth opportunities related to awarded business, and (v) expectations related to current and future market conditions. Forward-looking statements may be identified by the words “will,” “may,” “should,” “designed to,” “believes,” “plans,” “projects,” “intends,” “expects,” “estimates,” “anticipates,” “continue,” and similar words and expressions. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other factors:

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(in thousands)	2017	2016
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$44,220	$50,389
Accounts receivable, less reserves of $926 and $1,630, respectively	137,577	113,225
Inventories, net	76,997	60,117
Prepaid expenses and other current assets	27,388	17,162
Total current assets	286,182	240,893

Long-term assets:
Property, plant and equipment, net	102,690	91,500
Intangible assets, net	76,682	39,260
Goodwill	36,241	931
Investments and other long-term assets, net	19,198	21,945
Total long-term assets	234,811	153,636
Total assets	$520,993	$394,529

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of debt	$6,524	$8,626
Accounts payable	78,914	62,594
Accrued expenses and other current liabilities	41,496	41,489
Total current liabilities	126,934	112,709

Long-term liabilities:
Revolving credit facility	132,000	67,000
Long-term debt, net	5,906	8,060
Deferred income taxes	19,559	9,760
Other long-term liabilities	28,254	4,923
Total long-term liabilities	185,719	89,743

Shareholders' equity:
Preferred Shares, without par value, 5,000 shares authorized, none issued	-	-
Common Shares, without par value, 60,000 shares authorized, 28,966 and 28,966 shares issued and 28,169 and 27,850 shares outstanding at June 30, 2017 and December 31, 2016, respectively, with no stated value	-	-
Additional paid-in capital	225,364	206,504
Common Shares held in treasury, 796 and 1,116 shares at June 30, 2017 and December 31, 2016, respectively, at cost	(7,072)	(5,632)
Retained earnings	65,307	45,356
Accumulated other comprehensive loss	(75,259)	(67,913)
Total Stoneridge, Inc. shareholders' equity	208,340	178,315
Noncontrolling interest	-	13,762
Total shareholders' equity	208,340	192,077
Total liabilities and shareholders' equity	$520,993	$394,529

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2017	2016	2017	2016

Net sales	$209,111	$186,903	$413,422	$349,519

Costs and expenses:
Cost of goods sold	145,697	134,152	288,857	251,607
Selling, general and administrative	35,704	29,247	69,970	55,019
Design and development	12,034	9,878	23,755	20,761

Operating income	15,676	13,626	30,840	22,132

Interest expense, net	1,518	1,840	2,928	3,354
Equity in earnings of investee	(555)	(153)	(735)	(296)
Other expense (income), net	605	(406)	795	(225)

Income before income taxes	14,108	12,345	27,852	19,299

Provision for income taxes	5,189	1,350	9,760	2,195

Net income	8,919	10,995	18,092	17,104

Net loss attributable to noncontrolling interest	(100)	(576)	(130)	(1,706)

Net income attributable to Stoneridge, Inc.	$9,019	$11,571	$18,222	$18,810

Earnings per share attributable to Stoneridge, Inc.:
Basic	$0.32	$0.42	$0.65	$0.68
Diluted	$0.32	$0.41	$0.64	$0.67

Weighted-average shares outstanding:
Basic	28,133	27,791	28,026	27,733
Diluted	28,517	28,262	28,531	28,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016

Net income	$8,919	$10,995	$18,092	$17,104
Less: Net loss attributable to noncontrolling interest	(100)	(576)	(130)	(1,706)
Net income attributable to Stoneridge, Inc.	9,019	11,571	18,222	18,810

Other comprehensive income (loss), net of tax attributable to
Stoneridge, Inc.:
Foreign currency translation	6,276	1,833	9,339	6,561
Unrealized gain (loss) on derivatives(1)	(7)	41	310	(409)
Other comprehensive income, net of tax attributable to Stoneridge, Inc.	6,269	1,874	9,649	6,152

Comprehensive income attributable to Stoneridge, Inc.	$15,288	$13,445	$27,871	$24,962

(1)	Net of tax benefit of $(3) and $0 for the three months ended June 30, 2017 and 2016, respectively. Net of tax expense of $167 and $0 for the six months ended June 30, 2017 and 2016, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six months ended June 30, (in thousands)	2017	2016

OPERATING ACTIVITIES:
Net income	$18,092	$17,104
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,538	9,606
Amortization, including accretion of deferred financing costs	3,200	1,725
Deferred income taxes	5,450	548
Earnings of equity method investee	(735)	(296)
Gain on sale of fixed assets	(4)	(188)
Share-based compensation expense	4,065	2,888
Tax benefit related to share-based compensation expense	(758)	-
Change in fair value of earn-out contingent consideration	2,347	-
Changes in operating assets and liabilities, net of effect of business combination:
Accounts receivable, net	(13,494)	(28,536)
Inventories, net	(6,739)	(2,448)
Prepaid expenses and other assets	(4,174)	(5,388)
Accounts payable	11,675	19,430
Accrued expenses and other liabilities	(2,442)	3,349
Net cash provided by operating activities	27,021	17,794

INVESTING ACTIVITIES:
Capital expenditures	(15,167)	(12,006)
Proceeds from sale of fixed assets	20	354
Business acquisition, net of cash acquired	(77,538)	-
Net cash used for investing activities	(92,685)	(11,652)

FINANCING ACTIVITIES:
Acquisition of noncontrolling interest, including transaction costs	(1,796)	-
Revolving credit facility borrowings	84,000	-
Revolving credit facility payments	(19,000)	-
Proceeds from issuance of debt	1,901	11,800
Repayments of debt	(6,174)	(15,611)
Other financing costs	(61)	-
Repurchase of Common Shares to satisfy employee tax withholding	(2,207)	(1,384)
Net cash provided by (used for) financing activities	56,663	(5,195)

Effect of exchange rate changes on cash and cash equivalents	2,832	(24)
Net change in cash and cash equivalents	(6,169)	923
Cash and cash equivalents at beginning of period	50,389	54,361

Cash and cash equivalents at end of period	$44,220	$55,284

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,755	$3,015
Cash paid for income taxes, net	$3,424	$1,733
Supplemental disclosure of non-cash operating and financing activities:
Bank payment of vendor payables under short-term debt obligations	$-	$2,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

(1) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Stoneridge, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC's rules and regulations. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year.

While the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's 2016 Form 10-K.

On January 31, 2017, the Company acquired Exploitatiemaatschappij Berghaaf B.V. (“Orlaco”), an electronics business which designs, manufactures and sells a variety of camera-based vision systems, monitors and related products. The acquisition was accounted for as a business combination, and accordingly, the Company’s condensed consolidated financial statements herein include the results of Orlaco from the acquisition date to June 30, 2017. See Note 3 to the condensed consolidated financial statements for additional details regarding the Orlaco acquisition.

The Company had a 74% controlling interest in PST Electronica Ltda. (“PST”) from December 31, 2011 through May 15, 2017. On May 16, 2017, the Company acquired the remaining 26% noncontrolling interest in PST, which was accounted for as an equity transaction. As such, PST is now a wholly owned subsidiary. See Note 15 to the condensed consolidated financial statements for additional details regarding the acquisition of PST’s noncontrolling interest.

Also, see the impact of the adoption of various accounting standards below on the condensed consolidated financial statements herein.

(2)  Recently Issued Accounting Standards

Recently Adopted Accounting Standards

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, “Compensation-Stock Compensation (Topic 718)”, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. If an award is not probable of vesting at the time a change is made, the new guidance clarifies that no new measurement date will be required if there is no change to the fair value, vesting conditions, and classification. As early adoption is permitted, the Company adopted this standard in the second quarter of 2017, which did not have a material impact on its condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment (Topic 350)”. It eliminates Step 2 from the goodwill impairment test. As a result, an entity should recognize an impairment charge for the amount by which the carrying amount of goodwill exceeds the reporting unit's fair value, not to exceed the carrying amount of goodwill.  The Company adopted this standard on January 1, 2017, which did not have a material impact on its condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718)”, which is intended to simplify several aspects of the accounting for share-based payment award transactions including how excess tax benefits should be classified in the Company’s condensed consolidated financial statements. The new standard simplifies the treatment of share based payment transactions by recognizing the impact of excess tax benefits or deficiencies related to exercised or vested awards in income tax expense in the period of exercise or vesting. The new standard also modifies the diluted earnings per share calculation using the treasury stock method by eliminating the excess tax benefits or deficiencies from the calculation. These changes have been recognized prospectively.  The presentation of excess tax benefits in the condensed statement of consolidated cash flows was also modified to be included with other income tax cash flows as an operating activity.  The Company adopted this standard as of January 1, 2017 utilizing the prospective transition method for excess tax benefits in the condensed consolidated statement of cash flows. The Company had unrecognized tax benefits related to share-based payment awards of $1,729 as of December 31, 2016, which upon adoption was recorded in other long-term assets with a corresponding increase to retained earnings associated with the cumulative effect of the accounting change.

In July 2015, the FASB issued ASU 2015-11 “Simplifying the Measurement of Inventory”, which requires that inventory be measured at the lower of cost or net realizable value.  Prior to the issuance of the new guidance, inventory was measured at the lower of cost or market. Replacing the concept of market with the single measurement of net realizable value is intended to reduce cost and complexity. The Company adopted this standard as of January 1, 2017, which did not have a material impact on the its condensed consolidated financial statements or disclosures.

Accounting Standards Not Yet Adopted

In January 2017, the FASB issued ASU 2017-01, “Clarifying the Definition of a Business”.  It revises the definition of a business and provides a framework to evaluate when an input and a substantive process are present in an acquisition to be considered a business. This guidance is effective for annual periods beginning after December 15, 2017.  The Company expects to adopt this standard as of January 1, 2018, which is not expected to have a material impact on its condensed consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments (Topic 230)”, which provides guidance on the presentation and classification of certain cash receipts and cash payments in the statement of cash flows in order to reduce diversity in practice.  This ASU is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on its condensed consolidated financial statements.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers”, which is the new comprehensive revenue recognition standard that will supersede existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. To achieve this principle, an entity identifies the contract with a customer, identifies the separate performance obligations in the contract, determines the transaction price, allocates the transaction price to the separate performance obligations and recognizes revenue when each separate performance obligation is satisfied. This ASU allows for both retrospective and prospective methods of adoption.  The new standard will become effective for annual and interim periods beginning after December 15, 2017. Currently, the Company does not expect the adoption of this standard to have a material impact on its results of operations or financial position; however, the Company expects expanded disclosures consistent with the requirements of the new standard. In particular, the Company does not expect any changes to how it accounts for reimbursable pre-production costs, currently accounted for as a cost reduction. The Company will adopt this standard January 1, 2018 and expects to use the modified retrospective transition method. Under the modified retrospective method, the Company would recognize the cumulative effect of initially applying the standard as an adjustment to opening retained earnings at the date of initial application.

(3) Acquisition of Orlaco

On January 31, 2017, Stoneridge B.V., an indirect wholly-owned subsidiary of Stoneridge, Inc., entered into and closed an agreement to acquire Orlaco. Orlaco designs, manufactures and sells a variety of camera-based vision systems, monitors and related electronic products primarily to the heavy off-road machinery, commercial vehicle, lifting crane and warehousing and logistics industries.  Stoneridge and Orlaco jointly developed the MirrorEye mirror replacement system, which is a system solution to improve the safety and fuel economy of commercial vehicles.  The MirrorEye system integrates Orlaco’s vision processing technology and Stoneridge’s driver information capabilities as well as the combined software capabilities of both companies. The acquisition of Orlaco enhances the Stoneridge’s Electronics segment global technical capabilities in vision systems and facilitates entry into new markets.

The aggregate consideration for the Orlaco acquisition was €74,939 ($79,675), which included customary estimated adjustments to the purchase price. The Company paid €67,439 ($71,701) in cash, and €7,500 ($7,974) is held in an escrow account to secure the payment obligations of the seller under the terms of the purchase agreement. The purchase price is subject to certain customary adjustments set forth in the purchase agreement. The escrow amount will be transferred promptly following the completion of the escrow period. The Company may also be required pay up to an additional €7,500 as contingent consideration (“earn-out consideration”) if certain performance targets are achieved during the first two years.

The acquisition date fair value of the total consideration transferred consisted of the following:

Cash	$79,675
Fair value of earn-out consideration and other adjustments	4,208
Total purchase price	$83,883

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the acquisition date (including measurement period adjustments).  The purchase price and associated allocation is preliminary pending completion of the valuation of acquired inventory, property, plant and equipment, intangible assets and deferred income taxes and may be subsequently adjusted to reflect final valuation results and purchase price adjustments. Based upon information obtained, certain of the fair value amounts previously estimated were adjusted during the measurement period.  These measurement period adjustments related to updated valuation reports and appraisals received from our external valuation specialists, as well as revisions to internal estimates. The changes in estimates recorded at June 30, 2017 include an increase in inventory of $265; an increase in intangible assets of $113; an increase in accrued liabilities of $29; a decrease in accounts receivable of $201 and a decrease in earn-out consideration of $1,007. The measurement period and working capital adjustments resulted in a decrease to goodwill $1,411.

At January 31, 2017
Cash	$2,165
Accounts receivable	7,929
Inventory	9,409
Prepaid and other current assets	298
Property, plant and equipment	6,668
Identifiable intangible assets	38,739
Other long-term assets	690
Total identifiable assets acquired	65,898

Accounts payable	3,020
Other current liabilities	834
Deferred tax liabilities	9,994
Warranty liability	1,462
Total liabilities assumed	15,310

Net identifiable assets acquired	50,588
Goodwill	33,295
Net assets acquired	$83,883

Assets acquired and liabilities assumed were recorded at estimated fair values based on management's estimates, available information, and reasonable and supportable assumptions. Also, the Company utilized a third-party to assist with certain estimates of fair values, including:

•	Fair value estimate for inventory was based on a comparative sales method

•	Fair value estimate for property, plant and equipment was based on appraised values utilizing cost and market approaches

•	Fair values for intangible assets were based on a combination of market and income approaches, including the relief from royalty method

•	Fair value for the earn-out consideration was based on a Monte Carlo simulation utilizing forecasted earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the 2017 and 2018 measurement period

These non-recurring fair value measurements are classified within Level 3 of the fair value hierarchy.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

Goodwill is calculated as the excess of the fair value of consideration transferred over the fair market value of the identifiable assets and liabilities and represents the future economic benefits arising from other assets acquired that could not be separately recognized. The goodwill is not deductible for income tax purposes.

Of the $38,739 of acquired identifiable intangible assets, $27,518 was provisionally assigned to customer lists with a 15-year useful life; $5,142 was provisionally assigned to trademarks with a 20 year useful life; and $6,079 was provisionally assigned to technology with a 7 year weighted-average useful life.

The preliminary estimated fair value of the earn-out consideration was $4,102 which was adjusted to $3,243 as of the January 31, 2017 acquisition date.

The Company recognized $41 and $1,259 of acquisition related costs in the condensed consolidated statement of operations as a component of selling, general and administrative expense for the three and six months ended June 30, 2017, respectively.

Included in the Company's statement of operations for the three and six months ended June 30, 2017 are post-acquisition sales of $17,313 and $28,454, and net (loss) income of $(547) and $45, respectively, related to Orlaco which are included in the Electronics segment. The Company’s statement of operations also included $657 and $1,636 of expense in cost of goods sold for the three and six months ended June 30, 2017, respectively, associated with the step up of the Orlaco inventory to fair value and the $2,103 fair value adjustment for earn-out consideration in selling, general and administrative expenses for the three and six months ended June 30, 2017.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016

Net sales	$209,111	$201,397	$418,452	$378,892
Net income attributable to Stoneridge, Inc. and subsidiaries	$9,019	$12,889	$18,326	$21,789

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

	June 30,	December 31,
	2017	2016
Raw materials	$44,926	$35,665
Work-in-progress	8,559	7,483
Finished goods	23,512	16,969
Total inventories, net	$76,997	$60,117

Inventory valued using the FIFO method was $53,731 and $37,765 at June 30, 2017 and December 31, 2016, respectively. Inventory valued using the average cost method was $23,266 and $22,352 at June 30, 2017 and December 31, 2016, respectively.

(5) Goodwill and Intangibles

Goodwill

Goodwill was $36,241 and $931 at June 30, 2017 and December 31, 2016, respectively, all of which relates to the Electronics segment. The increase in goodwill is related to the Orlaco acquisition as further discussed in Note 3. Goodwill is not amortized, but instead is tested for impairment at least annually, or earlier when events and circumstances indicate that it is more likely than not that such assets have been impaired.

Intangibles

	Acquisition	Accumulated
As of June 30, 2017	cost	amortization	Net
Customer lists	$56,239	$(10,737)	$45,502
Tradenames	23,302	(5,059)	18,243
Technology	17,139	(4,202)	12,937
Other	41	(41)	-
Total	$96,721	$(20,039)	$76,682

	Acquisition	Accumulated
As of December 31, 2016	cost	amortization	Net
Customer lists	$27,476	$(9,138)	$18,338
Tradenames	18,116	(4,558)	13,558
Technology	10,862	(3,498)	7,364
Other	41	(41)	-
Total	$56,495	$(17,235)	$39,260

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

The Company recorded amortization expense of $1,646 and $807 related to finite-lived intangible assets for the three month period ended June 30, 2017 and 2016, respectively, and $3,039 and $1,533 for the six month period ended June 30, 2017 and 2016, respectively.  The Company currently estimates annual amortization expense to be $6,200 for 2017 and $6,300 for 2018, 2019, 2020 and 2021.

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

Derivative Instruments and Hedging Activities

On June 30, 2017, the Company had open foreign currency forward contracts which are used solely for hedging and not for speculative purposes. Management believes that its use of these instruments to reduce risk is in the Company's best interest.  The counterparties to these financial instruments are financial institutions with investment grade credit ratings.

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

These forward contracts were executed to hedge forecasted transactions and certain transactions have been accounted for as cash flow hedges. As such, the effective portion of the unrealized gain or loss was deferred and reported in the Company’s condensed consolidated balance sheets as a component of accumulated other comprehensive loss. The cash flow hedges were highly effective. The effectiveness of the transactions has been and will be measured on an ongoing basis using regression analysis and forecasted future purchases of the currency.

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

The Company's foreign currency forward contracts offset a portion of the gains and losses on the underlying foreign currency denominated transactions as follows:

Euro-denominated Foreign Currency Forward Contract

At June 30, 2017 and December 31, 2016, the Company held foreign currency forward contracts with underlying notional amounts of $1,187 and $1,601, respectively, to reduce the exposure related to the Company's euro-denominated intercompany loans. The current contract expires in June 2018. The euro-denominated foreign currency forward contract was not designated as a hedging instrument. The Company recognized a loss of $108 and a gain of $43 for the three months ended June 30, 2017 and 2016, respectively, in the condensed consolidated statements of operations as a component of other expense (income), net related to the euro-denominated contract. For the six months ended June 30, 2017 and 2016, the Company recognized a loss of $128 and $39, respectively, related to this contract.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

Mexican peso-denominated Foreign Currency Forward Contracts – Cash Flow Hedge

The Company holds Mexican peso-denominated foreign currency forward contracts with notional amounts at June 30, 2017 of $2,815 which expire ratably on a monthly basis from July 2017 through December 2017, compared to a notional amount of $5,699 at December 31, 2016.

The Company evaluated the effectiveness of the Mexican peso-denominated foreign currency forward contracts held as of June 30, 2017 and December 31, 2016 and concluded that the hedges were highly effective.

The notional amounts and fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

			Prepaid expenses		Accrued expenses and
	Notional amounts (A)		and other current assets		other current liabilities
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2017	2016	2017	2016	2017	2016
Derivatives designated as hedging instruments:
Cash flow hedges:
Forward currency contracts	$2,815	$5,699	$449	$-	$-	$28
Derivatives not designated as hedging instruments:
Forward currency contracts	$1,187	$1,601	$-	$-	$1	$3

(A)	Notional amounts represent the gross contract in U.S. dollars of the derivatives outstanding.

Gross amounts recorded for the cash flow hedges in other comprehensive income and in net income for the three months ended June 30 are as follows:

			Gain (loss) reclassified from
	Gain (loss) recorded in other		other comprehensive income
	comprehensive income		into net income
	2017	2016	2017	2016
Derivatives designated as cash flow hedges:
Forward currency contracts	$145	$(33)	$155	$(74)

Gross amounts recorded for the cash flow hedges in other comprehensive income and in net income for the six months ended June 30 are as follows:

			Gain (loss) reclassified from
	Gain (loss) recorded in other		other comprehensive income
	comprehensive income		into net income
	2017	2016	2017	2016
Derivatives designated as cash flow hedges:
Forward currency contracts	$661	$(527)	$184	$(118)

Gains and losses reclassified from other comprehensive income into net income were recognized in cost of goods sold in the Company's condensed consolidated statements of operations.

The net deferred gain of $449 on the cash flow hedge derivatives will be reclassified from other comprehensive income to the condensed consolidated statements of operations through December 2017.

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

The following table presents our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the three levels of the fair value hierarchy based on the reliability of inputs used.

				June 30, 2017	December 31, 2016
		Fair values estimated using
		Level 1	Level 2	Level 3
	Fair value	inputs	inputs	inputs	Fair value
Financial assets carried at fair value:
Forward currency contracts	$449	$-	$449	$-	$-
Total financial assets carried at fair value	$449	$-	$449	$-	$-

Financial liabilities carried at fair value:
Forward currency contracts	$1	$-	$1	$-	$31
Earn-out consideration	15,577	-	-	15,577	-
Total financial liabilities carried at fair value	$15,578	$-	$1	$15,577	$31

The following table sets forth a summary of the change in fair value of the Company’s Level 3 financial liabilities related to earn-out consideration that are measured at fair value on a recurring basis.

	Orlaco	PST	Total
Balance at December 31, 2016	$-	$-	$-
Fair value on acquisition date	3,243	10,400	13,643
Change in fair value	2,103	244	2,347
Foreign currency adjustments	224	(637)	(413)
Balance at June 30, 2017	$5,570	$10,007	$15,577

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

The increase in fair value of earn-out consideration related to the Orlaco acquisition is due to actual performance exceeding forecasted performance. The additional increase in the fair value of earn-out consideration was due the reduced time from the current period end to the payment date as well as foreign currency. The increase in fair value for PST was due to the reduced time from the current period end to the payment date, which was more than offset by foreign currency translation. The fair value of the Orlaco and PST earn-out consideration is based on forecasted EBITDA during the performance periods.

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the six months ended June 30, 2017.

Except for the fair value of assets acquired and liabilities assumed related to the Orlaco acquisition discussed in Note 3, there were no non-recurring fair value measurements for the periods presented.

(7) Share-Based Compensation

Compensation expense for share-based compensation arrangements, which is recognized in the condensed consolidated statements of operations as a component of selling, general and administrative expenses, was $1,726 and $1,928 for the three months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 total share-based compensation was $4,065 compared to $2,888 for the six months ended June 30, 2016. The three and six months ended June 30, 2016 included $545 related to modification of the retirement notice provisions of certain awards.

(8) Debt

Debt consisted of the following at June 30, 2017 and December 31, 2016:

	June 30,	December 31,	Interest rates at
	2017	2016	June 30, 2017	Maturity
Revolving Credit Facility
Credit facility	$132,000	$67,000	2.51 - 2.66%	September 2021

Debt
PST short-term obligations	2,094	5,097	5.44% - 8.00%	2017-2018
PST long-term notes	10,275	11,452	9.5% - 15.4%	2018-2021
Other	61	137
Total debt	12,430	16,686
Less: current portion	(6,524)	(8,626)
Total long-term debt, net	$5,906	$8,060

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

On September 12, 2014, the Company entered into a Third Amended and Restated Credit Agreement (the “Amended Agreement” or “Credit Facility”). The Amended Agreement provides for a $300,000 revolving credit facility, which replaced the Company’s existing $100,000 asset-based credit facility and includes a letter of credit subfacility, swing line subfacility and multicurrency subfacility. The Amended Agreement also has an accordion feature which allows the Company to increase the availability by up to $80,000 upon the satisfaction of certain conditions. The Amended Agreement extended the termination date to September 12, 2019 from December 1, 2016. On March 26, 2015, the Company entered into Amendment No. 1 to the Amended Agreement which modified the definition of Consolidated EBITDA to allow for the add back of cash premiums and other non-cash charges related to the amendment and restatement of the Amended Agreement and the early extinguishment of the Company’s 9.5% Senior Secured Notes. Consolidated EBITDA is used in computing the Company’s leverage ratio and interest coverage ratio which are covenants within the Amended Agreement. On February 23, 2016, the Company entered into Amendment No. 2 to the Amended Agreement which amended and waived any default or potential defaults with respect to the pledging as collateral additional shares issued by a wholly owned subsidiary and newly issued shares associated with the formation of a new subsidiary. On August 12, 2016, the Company entered into Amendment No. 3 to the Amended Agreement which extended of the expiration date of the Agreement by two years to September 12, 2021, increased the borrowing sub-limit for the Company’s foreign subsidiaries by $30,000 to $80,000, increased the basket of permitted loans and investments in foreign subsidiaries by $5,000 to $30,000, and provided additional flexibility to the Company for certain permitted corporate transactions involving its foreign subsidiaries as defined in the Agreement. As a result of Amendment No. 3, the Company capitalized deferred financing costs of $339, which will be amortized over the remaining term of the Credit Facility. On January 30, 2017, the Company entered into Consent and Amendment No. 4 to the Amended Agreement which amended certain definitions, schedules and exhibits of the Credit Facility, consented to a Dutch Reorganization, and consented to the Orlaco acquisition. As a result of Amendment No. 4, the Company capitalized deferred financing costs of $61, which will be amortized over the remaining term of the Credit Facility.

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

Borrowings outstanding on the Credit Facility was $132,000 and $67,000 at June 30, 2017 and December 31, 2016, respectively. Borrowings increased under the Credit Facility were to fund the Orlaco acquisition described in Note 3 during the first quarter which were partially offset by subsequent voluntary principal payments.

The Company was in compliance with all Credit Facility covenants at June 30, 2017 and December 31, 2016.

The Company also has outstanding letters of credit of $3,367 and $3,399 at June 30, 2017 and December 31, 2016, respectively.

Debt

PST maintains several short-term obligations and long-term notes used for working capital purposes which have fixed interest rates. The weighted-average interest rates of short-term and long-term debt of PST at June 30, 2017 were 6.5% and 12.8%, respectively.  Depending on the specific note, interest is payable either monthly or annually. Principal repayments on PST debt at June 30, 2017 are as follows: $6,474 from July 2017 through June 2018, $2,174 from July 2018 through December 2018, $2,567 in 2019, $602 in 2020, and $552 in 2021. PST was in compliance with all debt covenants at June 30, 2017 and December 31, 2016.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

The Company's wholly-owned subsidiary located in Stockholm, Sweden, has an overdraft credit line which allows overdrafts on the subsidiary's bank account up to a maximum level of 20,000 Swedish krona, or $2,373 and $2,196, at June 30, 2017 and December 31, 2016, respectively. At June 30, 2017 and December 31, 2016, there was no balance outstanding on this bank account.

(9) Earnings Per Share

Basic earnings per share was computed by dividing net income by the weighted-average number of Common Shares outstanding for each respective period. Diluted earnings per share was calculated by dividing net income by the weighted-average of all potentially dilutive Common Shares that were outstanding during the periods presented. As the Company adopted ASU 2016-09 on January 1, 2017 utilizing the prospective transition method, the weighted-average dilutive Common Shares calculation excludes the excess tax benefit from the treasury stock method for the three and six months ended June 30, 2017, while the calculation includes the excess tax benefits using the treasury stock method for the three and six months ended June 30, 2016.

Weighted-average Common Shares outstanding used in calculating basic and diluted earnings per share were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Basic weighted-average Common Shares outstanding	28,133,432	27,790,639	28,025,805	27,733,288
Effect of dilutive shares	384,010	471,515	504,874	474,466
Diluted weighted-average Common Shares outstanding	28,517,442	28,262,154	28,530,679	28,207,754

There were no performance-based restricted Common Shares outstanding at June 30, 2017 or 2016. There were 753,150 and 819,914 performance-based right to receive Common Shares outstanding at June 30, 2017 and 2016, respectively. These right to receive Common Shares are included in the computation of diluted earnings per share based on the number of Common Shares that would be issuable if the end of the quarter were the end of the contingency period.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

(10) Changes in Accumulated Other Comprehensive Loss by Component

Changes in accumulated other comprehensive loss for the three months ended June 30, 2017 and 2016 were as follows:

	Foreign	Unrealized	Benefit
	currency	gain (loss)	plan
	translation	on derivatives	liability	Total
Balance at April 1, 2017	$(64,832)	$299	$-	$(64,533)

Other comprehensive income before reclassifications	6,276	94	-	6,370
Amounts reclassified from accumulated other
comprehensive loss	-	(101)	-	(101)
Net other comprehensive income (loss), net of tax	6,276	(7)	-	6,269
Reclassification of foreign currency translation associated with noncontrolling interest acquired	(16,995)	-	-	(16,995)
Balance at June 30, 2017	$(75,551)	$292	$-	$(75,259)

Balance at April 1, 2016	$(65,568)	$(60)	$84	$(65,544)

Other comprehensive income (loss) before reclassifications	1,833	(33)	-	1,800
Amounts reclassified from accumulated other
comprehensive loss	-	74	-	74
Net other comprehensive income, net of tax	1,833	41	-	1,874

Balance at June 30, 2016	$(63,735)	$(19)	$84	$(63,670)

Changes in accumulated other comprehensive loss for the six months ended June 30, 2017 and 2016 were as follows:

	Foreign	Unrealized	Benefit
	currency	gain (loss)	plan
	translation	on derivatives	liability	Total
Balance at January 1, 2017	$(67,895)	$(18)	$-	$(67,913)

Other comprehensive income before reclassifications	9,339	430	-	9,769
Amounts reclassified from accumulated other
comprehensive loss	-	(120)	-	(120)
Net other comprehensive income, net of tax	9,339	310	-	9,649
Reclassification of foreign currency translation associated with noncontrolling interest acquired	(16,995)	-	-	(16,995)
Balance at June 30, 2017	$(75,551)	$292	$-	$(75,259)

Balance at January 1, 2016	$(70,296)	$390	$84	$(69,822)

Other comprehensive income (loss) before reclassifications	6,561	(527)	-	6,034
Amounts reclassified from accumulated other
comprehensive loss	-	118	-	118
Net other comprehensive income (loss), net of tax	6,561	(409)	-	6,152

Balance at June 30, 2016	$(63,735)	$(19)	$84	$(63,670)

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

As a result of environmental studies performed at the Company’s former facility located in Sarasota, Florida, the Company became aware of soil and groundwater contamination at the site. The Company engaged an environmental engineering consultant to assess the level of contamination and to develop a remediation and monitoring plan for the site. Soil remediation at the site was completed during the year ended December 31, 2010. As the remedial action plan has been approved by the Florida Department of Environmental Protection, groundwater remediation began in the fourth quarter of 2015. During the three and six months ended June 30, 2017 and 2016, environmental remediation costs incurred were immaterial. At June 30, 2017 and December 31, 2016, the Company accrued a remaining undiscounted liability of $269 and $446, respectively, related to future remediation costs. At June 30, 2017 and December 31, 2016, $203 and $370, respectively, were recorded as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheets while the remaining amount was recorded as a component of other long-term liabilities. A majority of the costs associated with the recorded liability will be incurred at the start of the groundwater remediation, with the balance relating to monitoring costs to be incurred over multiple years. The recorded liability is based on assumptions in the remedial action plan. Although the Company sold the Sarasota facility and related property in December 2011, the liability to remediate the site contamination remains the responsibility of the Company. Due to the ongoing site remediation, the closing terms of the sale agreement included a requirement for the Company to maintain a $2,000 letter of credit for the benefit of the buyer.

The Company has a legal proceeding, Verde v. Stoneridge, Inc. et al., currently pending in the United States District Court for the Eastern District of Texas, Cause No. 6:14-cv-00225- KNM.  The plaintiff filed this putative class action against the Company and others on March 26, 2014.  The plaintiff alleges that the Company was involved in the vertical chain of manufacture, distribution, and sale of a control device (“CD”) that was incorporated into a Dodge Ram truck purchased by Plaintiff in 2006.  Plaintiff alleges that the Company breached express warranties and indemnification provisions by supplying a defective CD that was not capable of performing its intended function.  The putative class consists of all Texas residents who own manual transmission Chrysler vehicles model years 1997–2007 equipped with the subject CD.  Plaintiff seeks recovery of economic loss damages incurred by him and the putative class members associated with inspecting and replacing the allegedly defective CD, as well as attorneys’ fees and costs.  Plaintiff filed a motion for class certification seeking to certify a class of Texas residents who own or lease certain automobiles sold by Chrysler from 1997–2007.  Plaintiff alleges this putative class would include approximately 120,000 people.  In the motion for class certification, the Plaintiff states that damages are no more than $1 per person.  A hearing on the Plaintiff’s motion for class certification was held with the United States District Court (the “Court”) on November 16, 2015.  On April 8, 2016, the Magistrate Judge granted the Company’s motion for partial summary judgment dismissing the Plaintiff’s indemnification claim; that ruling was later adopted by the Court. On November 7, 2016, the Magistrate Judge issued a Report and Recommendation Concerning Class Certification, in which she recommended denying the Plaintiff’s motion for class certification. The Plaintiff filed an objection to the Report and Recommendation concerning a motion for reconsideration concerning class certification. On May 23, 2017, the District Judge adopted the Magistrate Judge’s Report and Recommendation Concerning Class Certification, and on May 30, 2017, the Magistrate Judge denied as moot the plaintiff’s motion for reconsideration. The Plaintiff did not seek interlocutory review of the District Judge’s decision, and the case is now proceeding as a single-plaintiff case. The Company believes the likelihood of loss is not probable or reasonably estimable, and therefore no liability has been recorded for these claims at June 30, 2017.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

Royal v. Stoneridge, Inc. et al. is a legal proceeding currently pending in the United States District Court for the Western District of Oklahoma, Case No. 5:14-cv-01410-F.  Plaintiffs filed this putative class action against the Company, Stoneridge Control Devices, Inc., and others on December 19, 2014.  Plaintiffs allege that the Company was involved in the vertical chain of manufacture, distribution, and sale of a CD that was incorporated into Dodge Ram trucks purchased by Plaintiffs between 1999 and 2006.  Plaintiffs allege that the Company and Stoneridge Control Devices, Inc. breached various express and implied warranties, including the implied warranty of merchantability.  Plaintiffs also seek indemnity from the Company and Stoneridge Control Devices, Inc.  The putative class consists of all owners of vehicles equipped with the subject CD, which includes various Dodge Ram trucks and other manual transmission vehicles manufactured from 1997–2007, which Plaintiffs allege is more than one million vehicles.  Plaintiffs seek recovery of economic loss damages associated with inspecting and replacing the allegedly defective CD, diminished value of the subject CDs and the trucks in which they were installed, and attorneys’ fees and costs.  The amount of compensatory or other damages sought by Plaintiffs and the putative class members is unknown. On January 12, 2016, the United States District Court granted in part, the Company’s and Stoneridge Control Devices, Inc.’s motions to dismiss, and dismissed four of the Plaintiffs’ five claims against the Company and Stoneridge Control Devices, Inc. Plaintiffs filed a motion for reconsideration of the United States District Court’s ruling, which was denied. The Company is vigorously defending itself against the Plaintiffs’ allegations, and has and will continue to challenge the claims as well as class action certification. The class certification hearing is scheduled for August 7, 2017. The Company believes the likelihood of loss is not probable or reasonably estimable, and therefore no liability has been recorded for these claims at June 30, 2017.

On May 24, 2013, the State Revenue Services of São Paulo issued a tax deficiency notice against PST claiming that the vehicle tracking and monitoring services it provides should be classified as communication services, and therefore subject to the State Value Added Tax – ICMS. The State Revenue Services assessment imposed the 25.0% ICMS tax on all revenues of PST related to the vehicle tracking and monitoring services rendered during the period from January 2009 through December 2010. The Brazilian real (“R$”) and U.S. dollar equivalent (“$”) of the aggregate tax assessment is approximately R$92,500 ($28,000) which is comprised of Value Added Tax – ICMS of R$13,200 ($4,000) interest of R$11,400 ($3,500) and penalties of R$67,900 ($20,500).

The Company believes that the vehicle tracking and monitoring services are non-communication services, as defined under Brazilian tax law, subject to the municipal ISS tax, not communication services subject to state ICMS tax as claimed by the State Revenue Services of São Paulo. PST has, and will continue to collect the municipal ISS tax on the vehicle tracking and monitoring services in compliance with Brazilian tax law and will defend its tax position. PST has received a legal opinion that the merits of the case are favorable to PST, determining among other things that the imposition on the subsidiary of the State ICMS by the State Revenue Services of São Paulo is not in accordance with the Brazilian tax code. Management believes, based on the legal opinion of the Company’s Brazilian legal counsel and the results of the Brazil Administrative Court's ruling in favor of another vehicle tracking and monitoring company related to the tax deficiency notice it received, the likelihood of loss is not probable although it may take years to resolve.  As a result of the above, as of June 30, 2017 and December 31, 2016, no accrual has been recorded with respect to the tax assessment.  An unfavorable judgment on this issue for the years assessed and for subsequent years could result in significant costs to PST and adversely affect its results of operations. There have been no significant changes to the facts and circumstances related to this notice for the three months ended June 30, 2017.

In addition, PST has civil, labor and other tax contingencies for which the likelihood of loss is deemed to be reasonably possible, but not probable, by the Company’s legal advisors in Brazil. As a result, no provision has been recorded with respect to these contingencies, which amounted to R$45,600 ($13,800) and R$31,800 ($9,800) at June 30, 2017 and December 31, 2016, respectively. An unfavorable outcome on these contingencies could result in significant cost to PST and adversely affect its results of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

Product Warranty and Recall

Amounts accrued for product warranty and recall claims are established based on the Company's best estimate of the amounts necessary to settle existing and future claims on products sold as of the balance sheet dates. These accruals are based on several factors including past experience, production changes, industry developments and various other considerations including insurance coverage. The Company can provide no assurances that it will not experience material claims or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued or beyond what the Company may recover from its suppliers. The current portion of product warranty and recall is included as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheets. Product warranty and recall included $3,303 and $2,617 of a long-term liability at June 30, 2017 and December 31, 2016, respectively, which is included as a component of other long-term liabilities in the condensed consolidated balance sheets.

The following provides a reconciliation of changes in product warranty and recall liability:

Six months ended June 30	2017	2016
Product warranty and recall at beginning of period	$9,344	$6,419
Accruals for products shipped during period	3,288	1,835
Assumed warranty liability related to Orlaco	1,462	-
Aggregate changes in pre-existing liabilities due to claim developments	1,248	(145)
Settlements made during the period	(6,804)	(948)
Product warranty and recall at end of period	$8,538	$7,161

(12) Business Realignment and Corporate Headquarter Relocation

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

Business realignment charges by reportable segment were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Electronics (A)	$56	$-	$56	$1,180
PST (B)	267	309	438	1,031
Total business realignment charges	$323	$309	$494	$2,211

(A)	Severance costs for the three and six months ended June 30, 2017 related to cost of goods sold (“COGS”) were $56. There were no severance costs for the three months ended June 30, 2016. Severance costs for the six months ended June 30, 2016 related to selling, general and administrative (“SG&A”) and design and development (“D&D”) were $196 and $984, respectively.

(B)	Severance costs for the three months ended June 30, 2017 related to COGS and SG&A were $248 and $19, respectively. Severance costs for the three months ended June 30, 2016 related to COGS, SG&A and D&D were $108, $160 and $41, respectively. Severance costs for the six months ended June 30, 2017 related to COGS and SG&A were $338 and $100, respectively. Severance costs for the six months ended June 30, 2016 related to COGS, SG&A and D&D were $287, $628 and $116, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

Business realignment charges classified by statement of operations line item were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Cost of goods sold	$304	$108	$394	$287
Selling, general and administrative	19	160	100	824
Design and development	-	41	-	1,100
Total business realignment charges	$323	$309	$494	$2,211

Corporate Headquarter Relocation

In March 2016, the Company announced the relocation of its corporate headquarters from Warren, Ohio to Novi, Michigan. As a result, the Company incurred relocation costs of $272 for the three and six months ended June 2016 which were recorded within SG&A expenses in the condensed consolidated statements of operations.

In connection with the headquarter relocation, the Company was approved for a Michigan Business Development Program grant of up to $1,400 based upon the number of new jobs created in Michigan through 2021.  As a result of the attainment of the first milestone, grant income of $338 was recognized for the three and six months ended June 30, 2017 within SG&A expense in the condensed consolidated statements of operations.

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

When a company maintains a valuation allowance in a particular jurisdiction, no net income tax expense (benefit) will typically be provided on income (loss) for that jurisdiction on an annual basis. Jurisdictions with projected income that maintain a valuation allowance typically will form part of the projected annual effective tax rate calculation discussed above. However, jurisdictions with a projected loss for the year that maintain a valuation allowance are excluded from the projected annual effective income tax rate calculation. Instead, the income tax expense (benefit) for these jurisdictions is computed separately.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

The Company recognized income tax expense of $5,189 and 1,350 for federal, state and foreign income taxes for the three months ended June 30, 2017 and 2016, respectively.  The increase in income tax expense for the three months ended June 30, 2017 compared to the same period for 2016 was primarily related to the release of the U.S. federal, certain state and foreign valuation allowances in the fourth quarter of 2016 that were previously recorded against certain deferred tax assets. The effective tax rate increased to 36.8% in the second quarter of 2017 from 10.9% in the second quarter of 2016 primarily due the continued strong performance of the U.S. operations, which due to a full valuation allowance positively impacted the effective tax rate in 2016, as well as the impact in the second quarter of 2017 of the non-deductible fair value adjustments to earn-out consideration related to the Orlaco and PST acquisitions.

The Company recognized income tax expense of $9,760 and $2,195 from continuing operations for federal, state and foreign income taxes for the six months ended June 30, 2017 and 2016, respectively. The increase in tax expense for the six months ended June 30, 2017 compared to the same period for 2016 was primarily due to the release of the U.S. federal, certain state and foreign valuation allowances in the fourth quarter of 2016 that were previously recorded against certain deferred tax assets. The effective tax increased to 35.0% in the first half of 2017 from 11.4% in the first half of 2016 primarily due to the continued strong performance of the U.S. operations, which due to a full valuation allowance, favorably impacted the effective tax rate in 2016, as well as the impact in the first half of 2017 of the non-deductible fair value adjustments to earn-out consideration related to the Orlaco and PST acquisitions.

(14) Segment Reporting

Operating segments are defined as components of an enterprise that are evaluated regularly by the Company's chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the chief executive officer.

The Company has three reportable segments, Control Devices, Electronics, and PST, which also represent its operating segments. The Control Devices reportable segment produces sensors, switches, valves and actuators. The Electronics reportable segment produces electronic instrument clusters, electronic control units and driver information systems and includes the recently acquired Orlaco business which designs and manufactures a variety of camera-based vision systems, monitors and related products using its vision processing technology. The PST reportable segment designs and manufactures electronic vehicle security alarms, convenience accessories, vehicle tracking devices and monitoring services and in-vehicle audio and video devices.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

A summary of financial information by reportable segment is as follows:

	Three months ended		Six months ended
	June 30,			June 30,
	2017	2016	2017	2016
Net Sales:
Control Devices	$114,001	$108,889	$232,874	$201,257
Inter-segment sales	1,368	485	2,151	1,018
Control Devices net sales	115,369	109,374	235,025	202,275

Electronics	71,610	57,761	135,415	110,397
Inter-segment sales	10,223	8,184	21,579	15,211
Electronics net sales	81,833	65,945	156,994	125,608

PST	23,500	20,253	45,133	37,865
Inter-segment sales	-	-	-	-
PST net sales	23,500	20,253	45,133	37,865

Eliminations	(11,591)	(8,669)	(23,730)	(16,229)
Total net sales	$209,111	$186,903	$413,422	$349,519
Operating Income (Loss):
Control Devices	$19,924	$18,297	$39,008	$31,814
Electronics	2,814	4,495	8,371	8,315
PST	1,123	(1,091)	1,702	(4,208)
Unallocated Corporate (A)	(8,185)	(8,075)	(18,241)	(13,789)
Total operating income	$15,676	$13,626	$30,840	$22,132
Depreciation and Amortization:
Control Devices	$2,687	$2,475	$5,386	$4,784
Electronics	2,241	1,040	3,811	2,080
PST	2,096	2,231	4,184	4,081
Unallocated Corporate	96	124	195	194
Total depreciation and amortization (B)	$7,120	$5,870	$13,576	$11,139
Interest Expense, net:
Control Devices	$11	$55	$65	$116
Electronics	6	124	44	163
PST	532	1,002	1,104	1,752
Unallocated Corporate	969	659	1,715	1,323
Total interest expense, net	$1,518	$1,840	$2,928	$3,354
Capital Expenditures:
Control Devices	$4,347	$3,304	$7,795	$6,031
Electronics	1,684	854	4,034	3,985
PST	1,041	1,022	1,925	1,876
Unallocated Corporate(C)	830	9	1,413	114
Total capital expenditures	$7,902	$5,189	$15,167	$12,006

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

	June 30,	December 31,
	2017	2016
Total Assets:
Control Devices	$157,853	$150,623
Electronics	234,363	99,964
PST	105,284	107,405
Corporate (C)	359,494	287,031
Eliminations	(336,001)	(250,494)
Total assets	$520,993	$394,529

(A)	Unallocated Corporate expenses include, among other items, finance, legal, human resources and information technology costs and share-based compensation.
(B)	These amounts represent depreciation and amortization on property, plant and equipment and certain intangible assets.
(C)	Assets located at Corporate consist primarily of cash, intercompany loan receivables, fixed assets for the corporate headquarter building, equity investments and investments in subsidiaries.

The following tables present net sales and long-term assets for each of the geographic areas in which the Company operates:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Net Sales:
North America	$121,487	$114,250	$244,873	$213,369
South America	23,500	20,253	45,133	37,865
Europe and Other	64,124	52,400	123,416	98,285
Total net sales	$209,111	$186,903	$413,422	$349,519

	June 30,	December 31,
	2017	2016

Long-term Assets:
North America	$74,594	$73,835
South America	61,015	63,497
Europe and Other	99,202	16,304
Total long-term assets	$234,811	$153,636

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

(15) Investments

Minda Stoneridge Instruments Ltd.

The Company has a 49% interest in Minda Stoneridge Instruments Ltd. (“Minda”), a company based in India that manufactures electronics, instrumentation equipment and sensors primarily for the motorcycle and commercial vehicle markets. The investment is accounted for under the equity method of accounting. The Company's investment in Minda, recorded as a component of investments and other long-term assets, net on the condensed consolidated balance sheets, was $9,108 and $7,952 at June 30, 2017 and December 31, 2016, respectively. Equity in earnings of Minda included in the condensed consolidated statements of operations was $555 and $153, for the three months ended June 30, 2017 and 2016, respectively. Equity in earnings of Minda included in the condensed consolidated statements of operations was $735 and $296, for the six months ended June 30, 2017 and 2016, respectively.

PST Eletrônica Ltda.

The Company had a 74% controlling interest in PST from December 31, 2011 through May 15, 2017. On May 16, 2017, the Company acquired the 26% noncontrolling interest in PST for $1,500 in cash along with earn-out consideration. The Company will be required to pay additional earn-out consideration, which is not capped, based on PST’s financial performance in either 2020 or 2021. The fair value of the earn-out consideration of $10,400 was based on discounted cash flows utilizing forecasted EBITDA in 2020 and 2021.  The transaction was accounted for as an equity transaction, and therefore no gain or loss was recognized in the statement of operations or comprehensive income. The noncontrolling interest balance on the May 16, 2017 acquisition date was $14,458, of which $31,453 and $(16,995) was related to the carrying value of the investment and foreign currency translation, respectively, and accordingly these amounts were reclassified to Additional Paid-in Capital and Accumulated Other Comprehensive Loss, respectively.

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Noncontrolling interest at beginning of period	$14,489	$13,370	$13,762	$13,310
Net loss	(100)	(576)	(130)	(1,706)
Foreign currency translation	69	1,377	826	2,567
Comprehensive income (loss)	(31)	801	696	861
Acquisition of noncontrolling interest	(14,458)	-	(14,458)	-
Noncontrolling interest at end of period	$-	$14,171	$-	$14,171

PST has dividends payable to former noncontrolling interest holders of $20,451 Brazilian real ($6,185) at June 30, 2017, which includes the dividend declared on May 16, 2017 of $9,610 Brazilian real ($3,092). The dividend is payable on or before January 1, 2020, and is subject to monetary correction based on the Brazilian consumer price inflation index.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a global designer and manufacturer of highly engineered electrical and electronic components, modules and systems for the automotive, commercial, motorcycle, off-highway and agricultural vehicle markets.

On January 31, 2017, the Company acquired Exploitatiemaatschappij Berghaaf B.V. (“Orlaco”). As such, the Company’s condensed consolidated financial statements herein include the results of Orlaco from the acquisition date to June 30, 2017. On May 16, 2017, the Company also acquired the remaining 26% noncontrolling interest in PST.

Segments

We are organized by products produced and markets served. Under this structure, our continuing operations have been reported utilizing the following segments:

Control Devices. This segment includes results of operations that manufacture sensors, switches, valves and actuators.

Electronics. This segment produces electronic instrument clusters, electronic control units and driver information systems and includes the newly acquired Orlaco business which designs and manufactures a variety of camera-based vision systems, monitors and related products using its vision processing technology.

PST. This segment includes results of operations that design and manufacture electronic vehicle alarms, convenience accessories, vehicle tracking devices and monitoring services and in-vehicle audio and video devices.

Second Quarter Overview

Net income attributable to Stoneridge, Inc. of $9.0 million, or $0.32 per diluted share for the three months ended June 30, 2017, decreased by $2.6 million, or $0.09 per diluted share from $11.6 million, or $0.41 per diluted share for the three months ended June 30, 2016, primarily due to a $3.8 million higher income tax expense as a result of valuation allowance release in the fourth quarter of 2016 and the non-deductible fair value adjustments to earn-out consideration.  Gross profit increased by $10.7 million due to higher sales in all of our segments, lower material costs and operating improvements, but were unfavorably impacted by the expense associated with the Orlaco inventory step-up. The higher gross profit was partially offset by an increase in selling, general and administrative and design and development costs of $6.5 million and $2.2 million, respectively, primarily attributable to the acquired Orlaco Business within our Electronics segment.

Net sales increased by $22.2 million, or 11.9%, compared to the second quarter of 2016 due to higher sales in each of our segments.  The increase in sales in our Control Devices segment was primarily due to increased volume in the North American automotive market while the increase in sales in our Electronics segment relates to the Orlaco business acquired on January 31, 2017.  Also, PST sales primarily increased due to favorable foreign currency exchange rates and higher monitoring service sales volume.

At June 30, 2017 and December 31, 2016, we had cash and cash equivalents balances of $44.2 million and $50.4 million, respectively. The decrease during the first six months of 2017 was primarily due to debt repayments and capital expenditures, which were partially offset by cash flows from operations. At June 30, 2017 and December 31, 2016 we had $132.0 million and $67.0 million, respectively, in borrowings outstanding on our $300.0 million Credit Facility. The increase in the Credit Facility balance during the first six months of 2017 was the result of borrowing to fund the Orlaco acquisition with a partial offset in voluntary principal payments.

Outlook

In the second quarter of 2017 the Company continued to drive financial performance through top-line growth that exceeded our underlying markets and continued operating efficiency improvement which contributed to higher and we believe sustainable long-term margins.  Sales of our shift-by-wire products and emission sensor products were strong and continued to contribute to the Company’s growth, particularly in the China market.  Also, the recently acquired Orlaco business performed well contributing to the growth in our Electronics segment.  The Company continues to benefit from its focus on a product portfolio with embedded intelligence.  The Company believes that focusing on intelligence products that address industry megatrends will have an impact on both our top-line growth and underlying margins.

We expect sales growth in our North American automotive vehicle market in 2017 related to recent product launches by our Control Devices segment, primarily our shift-by-wire product, despite an expected decrease of 0.4 million production units in the North American automotive vehicle market to 17.4 million units in 2017. We also expect sales growth in our China automotive market in 2017 related to our sensor and shift-by-wire products.

The North American commercial vehicle market declined in 2016, however in 2017 we expect it to remain at approximately the same level as 2016. We expect the European commercial vehicle market in 2017 to increase slightly compared to 2016.

Our PST segment revenues and operating performance continue to be adversely impacted by weakness of the Brazilian economy and automotive market. In July 2017, the International Monetary Fund (IMF) forecasted the Brazil gross domestic product to grow 0.3% in 2017 and 1.3% in 2018. Based on the weakness in PST’s sales and operating performance during 2016 and modest forecasted growth of the Brazilian economy, PST’s sales and earnings growth expectations in 2017 continue to be moderated for 2017. Because there is significant uncertainty regarding the timing and magnitude of a recovery in the Brazilian economy and automotive market, the Company continues to evaluate PST’s cost structure to mitigate any effect on earnings of possible continued weakened product demand and unfavorable foreign currency exchange rates.

Other Matters

As the Company no longer has a valuation allowance against its U.S. federal, certain state and foreign deferred tax assets, its effective tax rate will be higher in 2017 as compared to 2016. Actual cash taxes paid as a percentage of income in 2017 is expected to be consistent with historical amounts.

A significant portion of our sales are outside of the United States. These sales are generated by our non-U.S. based operations, and therefore, movements in foreign currency exchange rates can have a significant effect on our results of operations, which are presented in U.S. dollars. A significant portion of our raw materials purchased by our Electronics and PST segments are denominated in U.S. dollars, and therefore movements in foreign currency exchange rates can also have a significant effect on our results of operations. The U.S. dollar weakened significantly against the Swedish krona, euro and Brazilian real in 2016 favorably impacting our material costs and our reported results. The U.S. dollar continued to weaken against these currencies in the first half of 2017 favorably impacting our material costs and reported results.

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

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

					Dollar
					increase /
Three months ended June 30		2017		2016	(decrease)
Net sales	$209,111	100.0%	$186,903	100.0%	$22,208
Costs and expenses:
Cost of goods sold	145,697	69.7	134,152	71.8	11,545
Selling, general and administrative	35,704	17.1	29,247	15.6	6,457
Design and development	12,034	5.8	9,878	5.3	2,156

Operating income	15,676	7.4	13,626	7.3	2,050
Interest expense, net	1,518	0.7	1,840	1.0	(322)
Equity in earnings of investee	(555)	(0.3)	(153)	(0.1)	(402)
Other (income) expense, net	605	0.3	(406)	(0.2)	1,011
Income before income taxes	14,108	6.7	12,345	6.6	1,763

Provision for income taxes	5,189	2.5	1,350	0.7	3,839

Net income	8,919	4.2	10,995	5.9	(2,076)
Net loss attributable to
noncontrolling interest	(100)	(0.1)	(576)	(0.3)	476
Net income attributable to Stoneridge, Inc.	$9,019	4.3%	$11,571	6.2%	$(2,552)

Net Sales. Net sales for our reportable segments, excluding inter-segment sales, are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Three months ended June 30		2017		2016	(decrease)	(decrease)
Control Devices	$114,001	54.5%	$108,889	58.3%	$5,112	4.7%
Electronics	71,610	34.3	57,761	30.9	13,849	24.0
PST	23,500	11.2	20,253	10.8	3,247	16.0
Total net sales	$209,111	100.0%	$186,903	100.0%	$22,208	11.9%

Our Control Devices segment net sales increased primarily as a result of increased sales volume in the North American automotive, commercial vehicle, agricultural, China automotive and other markets of $2.0 million, $0.9 million, $0.7 million, $1.1 million and $0.7 million respectively, during the second quarter of 2017. This was partially offset by an unfavorable foreign currency translation of $0.3 million.

Our Electronics segment net sales increased primarily due to increased sales of European and North American off-highway vehicle products of $14.4 million and $3.2 million, respectively, substantially related to the acquired Orlaco business as well as an increase in sales volume in our North American commercial vehicle products of $0.8 million. These were partially offset by a decrease in volume of European commercial vehicle products of $0.8 million and an unfavorable foreign currency translation of $3.4 million.

Our PST segment net sales increased primarily due to an increase in monitoring services sales volume as well as a favorable foreign currency translation that increased sales by $1.8 million, or 9.0%, which were partially offset by lower product sales volume.

Net sales by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Three months ended June 30		2017		2016	(decrease)	(decrease)
North America	$121,487	58.1%	$114,250	61.1%	$7,237	6.3%
South America	23,500	11.2	20,253	10.8	3,247	16.0
Europe and Other	64,124	30.7	52,400	28.1	11,724	22.4
Total net sales	$209,111	100.0%	$186,903	100.0%	$22,208	11.9%

The increase in North American net sales was primarily attributable to increased sales volume in our North American automotive, off-highway, agricultural and other, and commercial vehicle markets of $2.0 million, $3.2 million, $1.4 million and $0.4 million, respectively. The increase in net sales in South America was primarily due to an increase in monitoring sales volume and a favorable foreign currency translation that increased sales by $1.8 million. The increase in net sales in Europe and Other was primarily due to the increase in European off-highway vehicle product sales of $14.4 million substantially related to Orlaco as well as an increase in sales volume in our China automotive and European commercial vehicle markets of $1.1 million and $0.6 million, respectively. These increases were partially offset by an unfavorable foreign currency translation of $3.7 million.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased by 8.6% primarily related to an increase in net sales. Our gross margin improved by 2.1% to 30.3% for the second quarter of 2017 compared to 28.2% for the second quarter of 2016. Our material cost as a percentage of net sales decreased by 1.5% to 50.7% for the second quarter of 2017 compared to 52.2% for the second quarter of 2016. The lower direct material costs in our Electronics and PST segments resulted from favorable foreign currency movements associated with U.S. dollar denominated purchases while direct material costs as a percent of sales in our Control Devices segment remained consistent. Also, our Electronics segment was benefited by lower direct material costs and labor and overhead as a percent of sales associated with the acquired Orlaco business. Our labor costs and overhead as a percentage of net sales decreased by 0.6% to 19.0%.

Our Control Devices segment gross margin improved slightly due to an increase in sales.

Our Electronics segment gross margin improved primarily due to lower material costs resulting from favorable movement in foreign currency exchange rates and a favorable mix related to Orlaco product sales, which were partially offset by costs associated with the Orlaco inventory step-up.

Our PST segment gross margin improved due to lower direct material costs related to a favorable movement in foreign currency exchange rates and a favorable sales mix related to monitoring services as well as lower overhead costs associated with 2016 business realignment actions.

Selling, General and Administrative (“SG&A”). SG&A expenses increased by $6.5 million compared to the second quarter of 2016 primarily due to higher costs in our Electronics segment substantially related to the acquisition of Orlaco which included a $2.1 million of expense related to a fair value adjustment to earn-out consideration. Our PST and unallocated corporate segments SG&A costs also increased while Control Devices SG&A costs declined. Unallocated corporate SG&A costs increased due to higher wages and benefits of $0.6 million, which were partially offset by lower incentive and share-based compensation of $0.4 million. SG&A expense for the three months ended June 30, 2016 included $0.5 million related to the modification of retirement provisions of certain share-based awards. Also, unallocated corporate SG&A included grant income of $0.3 million for the three months ended June 30, 2017 compared to headquarter relocation expense of $0.3 million in the prior year second quarter. Control Devices SG&A costs decreased due to lower wages and benefits. PST SG&A costs increased due to a change in foreign currency exchange rates, higher employee benefits and higher incentive compensation, which were partially offset by lower business realignment costs of $0.1 million.

Design and Development (“D&D”). D&D costs increased by $2.2 million primarily due to higher D&D costs in our Electronics segment related to the acquired Orlaco business and new product design and development in our Control Devices segment.

Operating Income. Operating income (loss) is summarized in the following table by reportable segment (in thousands):

			Dollar	Percent
			increase /	increase /
Three months ended June 30	2017	2016	(decrease)	(decrease)
Control Devices	$19,924	$18,297	$1,627	8.9%
Electronics	2,814	4,495	(1,681)	(37.4)
PST	1,123	(1,091)	2,214	NM
Unallocated corporate	(8,185)	(8,075)	(110)	(1.4)
Operating income	$15,676	$13,626	$2,050	15.0%

NM - not meaningful

Our Control Devices segment operating income increased primarily due to an increase in sales and lower SG&A costs, which were partially offset by higher D&D costs.

Our Electronics segment operating income decreased primarily due to the decrease in sales and higher D&D costs, excluding the impact of the acquired Orlaco business, which were offset by lower material costs resulting from favorable movement in foreign currency exchange rates.

Our PST segment operating performance improved primarily due to a higher sales, higher gross profit from lower material and overhead costs and a favorable sales mix. PST’s improved operating performance is expected to be sustained for the remainder of 2017.

Our unallocated corporate operating loss increased slightly primarily due to higher wages and benefits, which were partially offset by lower incentive and share-based compensation and lower headquarter relocation costs.

Operating income (loss) by geographic location is summarized in the following table (in thousands):

			Dollar	Percent
			increase /	increase /
Three months ended June 30	2017	2016	(decrease)	(decrease)
North America	$11,447	$10,112	$1,335	13.2%
South America	1,123	(1,091)	2,214	NM
Europe and Other	3,106	4,605	(1,499)	(32.6)
Operating income	$15,676	$13,626	$2,050	15.0%

Our North American operating results increased primarily due to an increased sales volume in the North American automotive and off-highway markets and lower wages and benefits, which was partially offset by higher D&D costs for new product in our Control Devices segment. The improved performance in South America was primarily due to a higher sales and gross profit (resulting from lower material and overhead costs), and a favorable sales mix which were partially offset by higher SG&A costs. Our operating results in Europe and Other declined due to a decrease in sales and higher D&D costs, excluding the impact of the newly acquired Orlaco business. These were partially offset by lower material costs resulting from a favorable movement in foreign currency exchange rates.

Interest Expense, net. Interest expense, net decreased by $0.3 million compared to the prior year second quarter primarily due to lower PST interest expense which was partially offset by higher interest on our Credit Facility resulting from the additional borrowings to fund the Orlaco acquisition.

Equity in Earnings of Investee. Equity earnings for Minda were $0.6 million and $0.2 million for the three months ended June 30, 2017 and 2016, respectively. The increase compared to the prior period was due to higher sales and was benefited by a favorable change in foreign currency exchange rates.

Other (Income) Expense, net. We record certain foreign currency transaction and forward currency hedge contract (gains) losses as a component of other expense, net on the condensed consolidated statement of operations. Other expense, net increased by $1.0 million in second quarter of 2017 compared to the second quarter of 2016 due to unfavorable change in foreign currency exchange rates in our Electronics and PST segments.

Provision for Income Taxes. We recognized income tax expense of $5.2 million and $1.4 million for federal, state and foreign income taxes for the second quarter of 2017 and 2016, respectively. The increase in income tax expense for the three months ended June 30, 2017 compared to the same period for 2016 was primarily due to the release of the U.S. federal, certain state and foreign valuation allowances in the fourth quarter of 2016 that were previously recorded against certain deferred tax assets. The effective tax rate increased to 36.8% in the second quarter of 2017 from 10.9% in the second quarter of 2016 primarily due to the continued strong performance of the U.S. operations, which due to a full valuation allowance, favorably impacted the effective tax rate in 2016, as well as the impact in the second quarter of 2017 of the non-deductible fair value adjustments to earn-out consideration related to the Orlaco and PST acquisitions.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

					Dollar
					increase /
Six months ended June 30		2017		2016	(decrease)
Net sales	$413,422	100.0%	$349,519	100.0%	$63,903
Costs and expenses:
Cost of goods sold	288,857	69.9	251,607	72.0	37,250
Selling, general and administrative	69,970	16.9	55,019	15.8	14,951
Design and development	23,755	5.7	20,761	5.9	2,994

Operating income	30,840	7.5	22,132	6.3	8,708
Interest expense, net	2,928	0.7	3,354	1.0	(426)
Equity in earnings of investee	(735)	(0.2)	(296)	(0.1)	(439)
Other expense (income), net	795	0.2	(225)	(0.1)	1,020
Income before income taxes	27,852	6.8	19,299	5.5	8,553
Provision for income taxes	9,760	2.4	2,195	0.6	7,565
Net income	18,092	4.4	17,104	4.9	988

Net loss attributable to
noncontrolling interest	(130)	-	(1,706)	(0.5)	1,576
Net income attributable to Stoneridge, Inc.	18,222	4.4%	$18,810	5.4%	$(588)

Net Sales. Net sales for our reportable segments, excluding inter-segment sales, are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Six months ended June 30		2017		2016	(decrease)	(decrease)
Control Devices	$232,874	56.3%	$201,257	57.6%	$31,617	15.7%
Electronics	135,415	32.8	110,397	31.6	25,018	22.7%
PST	45,133	10.9	37,865	10.8	7,268	19.2%
Total net sales	$413,422	100.0%	$349,519	100.0%	$63,903	18.3%

Our Control Devices segment net sales increased primarily as a result of new product sales and increased sales volume in the North American automotive market of $24.9 million and increased sales volume in the commercial vehicle, agricultural, China automotive and various other markets of $2.0 million, $0.8 million, $3.4 and $1.1 million, respectively, which were offset by an unfavorable foreign currency translation of $0.5 million.

Our Electronics segment net sales increased primarily due to an increase in European and North American off-highway vehicle products of $24.1 million and $5.1 million substantially related to the acquired Orlaco business as well as an increase in sales volume in our European commercial vehicle products of $2.6 million. These were partially offset by a decrease in sales volume of our North American commercial vehicle products of $0.2 million and an unfavorable foreign currency translation of $6.1 million.

Our PST segment net sales increased primarily due to an increase in monitoring service sales volume as well as a favorable foreign currency translation that increased sales by $5.3 million, or 14.1%, which were partially offset by lower product sales volume.

Net sales by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Six months ended June 30		2017		2016	(decrease)	(decrease)
North America	$244,873	59.2%	$213,369	61.0%	$31,504	14.8%
South America	45,133	10.9	37,865	10.8	7,268	19.2%
Europe and Other	123,416	29.9	98,285	28.2	25,131	25.6%
Total net sales	$413,422	100.0%	$349,519	100.0%	$63,903	18.3%

The increase in North American net sales was primarily attributable to new product sales and increased sales volumes in our North American automotive market of $24.9 million and an increase in sales volumes in other North American off-highway, agricultural, and various other markets of $5.1 million, $0.7 million and $1.2 million which were partially offset by decreased sales volume in our North American commercial vehicle market of $0.7 million. The increase in net sales in South America was primarily due to an increase in monitoring service sales volume as well as a favorable foreign currency translation that increased sales by $5.3 million. The increase in net sales in Europe and Other was primarily due to the increase in European off-highway vehicle products of $24.1 million substantially related to Orlaco as well as an increase in sales volume in our European commercial vehicle products and China automotive market of $5.8 million and $3.4 million, respectively. These increases were partially offset by an unfavorable foreign currency translation of $6.6 million.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased by 14.8% primarily related to an increase in net sales. Our gross margin improved by 2.1% to 30.1% for the first half of 2017 compared to 28.0% for the first half of 2016. Our material cost as a percentage of net sales decreased by 1.1% to 50.7% for the first half of 2017 compared to 51.8% for the first half of 2016. The lower direct material costs in our Electronics and PST segments resulted from favorable foreign currency movements associated with U.S. dollar denominated purchases, which were partially offset by higher direct material costs as a percentage of sales in our Control Devices segment related to a change in product mix. Also, our Electronics segment was benefited by lower direct material, labor and overhead costs as a percentage of sales associated with the acquired Orlaco business. Our labor costs and overhead as a percentage of net sales decreased by 0.9% to 19.3%.

Our Control Devices segment gross margin remained consistent despite the benefit of an increase in sales due to higher warranty costs associated with the settlement of claims.

Our Electronics segment gross margin improved primarily due to lower material costs resulting from favorable movement in foreign currency exchange rates and a favorable mix related to Orlaco product sales, which were partially offset by costs associated with the Orlaco inventory step-up.

Our PST segment gross margin improved due to lower direct material costs related to a favorable movement in foreign currency exchange rates and a favorable sales mix related to monitoring services as well as lower overhead costs associated with 2016 business realignment actions.

Selling, General and Administrative (“SG&A”). SG&A expenses increased by $15.0 million compared to the first half of 2016 primarily due to higher costs in our Electronics and unallocated corporate segments which were partially offset by a $0.7 million reduction in business realignment charges. Our Control Devices segment SG&A costs also increased. Unallocated corporate SG&A costs increased due to higher wages and benefits of $1.4 million, share-based compensation of $1.2 million due to higher attainment of performance based awards and accelerated expense associated with retirement eligible employees in the current period while the first half of 2016 had $0.5 million of expense related to the modification of certain awards. Also, unallocated corporate SG&A costs increased due to Orlaco transaction costs of $1.3 million. Also, unallocated corporate SG&A included grant income of $0.3 million for the six months ended June 30, 2017 compared to relocation expense of $0.3 million for the first half of 2016. Electronics segment SG&A costs increased primarily from the acquisition of Orlaco which included a $2.1 million fair value adjustment to earn-out consideration. Control Devices SG&A costs increased due to higher wages and professional fees. PST SG&A costs increased due to a change in foreign currency exchange rates, higher incentive compensation and bad debt, which were partially offset by lower business realignment charges of $0.6 million.

Design and Development (“D&D”). D&D costs increased by $3.0 million primarily due to higher D&D costs in our Electronics segment related to the acquired Orlaco business and new product design and development in our Control Devices segment, which were partially offset by a $1.0 million decrease in business realignment charges primarily related to our Electronics segment.

Operating Income. Operating income (loss) is summarized in the following table by reportable segment (in thousands):

			Dollar	Percent
			increase /	increase /
Six months ended June 30	2017	2016	(decrease)	(decrease)
Control Devices	$39,008	$31,814	$7,194	22.6%
Electronics	8,371	8,315	56	0.7%
PST	1,702	(4,208)	5,910	NM
Unallocated corporate	(18,241)	(13,789)	(4,452)	32.3%
Operating income	$30,840	$22,132	$8,708	39.3%

Our Control Devices segment operating income increased primarily due to an increase in sales, which was partially offset by higher warranty, SG&A and D&D costs.

Our Electronics segment operating income increased slightly primarily due to lower material costs and a decrease in business realignment costs of $1.1 million which were partially offset by a decrease in sales and gross profit as well as higher D&D costs, excluding the impact of the acquired Orlaco business.

Our PST segment operating performance improved primarily due to higher sales, higher gross profit (from lower material and overhead costs), favorable sales mix and a $0.6 million decrease in business realignment costs. PST’s improved operating performance is expected to be sustained for the remainder of 2017.

Our unallocated corporate operating loss increased primarily due to higher wages and benefits, share-based compensation as well as Orlaco transaction costs.

Operating income (loss) by geographic location is summarized in the following table (in thousands):

			Dollar	Percent
			increase /	increase /
Six months ended June 30	2017	2016	(decrease)	(decrease)
North America	$20,897	$18,451	$2,446	13.3%
South America	1,702	(4,208)	5,910	NM
Europe and Other	8,241	7,889	352	4.5%
Operating income	$30,840	$22,132	$8,708	39.3%

Our North American operating results improved due to increased sales in the North American automotive market, which were partially offset by higher wages and benefits, share-based compensation, warranty and Orlaco transaction costs. The improved performance in South America was primarily due to higher sales, higher gross profit resulting from lower material and overhead costs, a favorable sales mix and a decrease in business realignment costs. Our operating results in Europe and Other improved primarily due to higher sales of European commercial vehicle and China automotive product and lower material costs resulting from a favorable movement in foreign currency exchange rates.

Interest Expense, net. Interest expense, net decreased by $0.4 million compared to the prior year first half primarily due to lower PST interest expense which was partially offset by higher interest related to our Credit Facility resulting from the additional borrowings to fund the Orlaco acquisition.

Equity in Earnings of Investee. Equity earnings for Minda were $0.7 million and $0.3 million for the six months ended June 30, 2017 and 2016, respectively. The increase compared to the prior period was due to higher sales and benefited by a favorable change in foreign currency exchange rates.

Other (Income) Expense, net. We record certain foreign currency transaction and forward currency hedge contract (gains) losses as a component of other expense, net on the condensed consolidated statement of operations. Other expense, net increased by $1.0 million in first half of 2017 compared to the first half of 2016 due to an unfavorable change in foreign currency exchange rates in our Electronics segment.

Provision for Income Taxes. We recognized income tax expense of $9.8 million and $2.2 million for federal, state and foreign income taxes for the first half of 2017 and 2016, respectively. The increase in income tax expense for the six months ended June 30, 2017 compared to the same period for 2016 was primarily due to the release of the U.S. federal, certain state and foreign valuation allowances in the fourth quarter of 2016 that were previously recorded against certain deferred tax assets. The effective tax rate increased to 35.0% in the first half of 2017 from 11.4% in the first half of 2016 primarily due to the continued strong performance of the U.S. operations, which due to a full valuation allowance, favorably impacted the effective tax rate in 2016, as well as the impact in the first half of 2017 of the non-deductible fair value adjustment to earn-out consideration related to the Orlaco and PST acquisitions.

Liquidity and Capital Resources

Summary of Cash Flows:

Six months ended June 30, (in thousands)	2017	2016
Net cash provided by (used for):
Operating activities	$27,021	$17,794
Investing activities	(92,685)	(11,652)
Financing activities	56,663	(5,195)
Effect of exchange rate changes on cash and cash equivalents	2,832	(24)
Net change in cash and cash equivalents	$(6,169)	$923

Cash provided by operating activities increased primarily due to an increase in net income and non-cash items including deferred income taxes and change in fair value of earn-out consideration. Our receivable terms and collections rates have remained consistent between periods presented.

Net cash used for investing activities increased primarily due to payments made for the acquisition of the Orlaco business as well as higher capital expenditures.

Net cash provided by financing activities increased primarily due to increased borrowings on the Credit Facility to fund the acquisition of the Orlaco business, which was partially offset by an unscheduled partial repayments of our Credit Facility and payment for the remaining noncontrolling interest in PST.

As outlined in Note 8 to our condensed consolidated financial statements, our Credit Facility permits borrowing up to a maximum level of $300.0 million which includes an accordion feature which allows the Company to increase the availability by up to $80.0 million upon the satisfaction of certain conditions. This variable rate facility provides the flexibility to refinance other outstanding debt or finance acquisitions through September 2021. The Credit Facility contains certain financial covenants that require the Company to maintain less than a maximum leverage ratio and more than a minimum interest coverage ratio. The Credit Facility also contains affirmative and negative covenants and events of default that are customary for credit arrangements of this type including covenants which place restrictions and/or limitations on the Company’s ability to borrow money, make capital expenditures and pay dividends. The Credit Facility had an outstanding balance of $132.0 million at June 30, 2017. The Company was in compliance with all covenants at June 30, 2017. The covenants included in our Credit Facility to date have not and are not expected to limit our financing flexibility. The Company expects to make additional repayments on the Credit Facility when cash exceeds the amount needed for operations.

PST maintains several short-term obligations and long-term loans used for working capital purposes. At June 30, 2017, there was $12.4 million of PST debt outstanding.  Scheduled principal repayments on PST debt at June 30, 2017 were as follows: $6.5 million from July 2017 to June 2018, $2.2 million from July 2018 to December 2018, $2.6 million in 2019, $0.6 million in 2020 and $0.5 million in 2021.

The Company's wholly owned subsidiary located in Stockholm, Sweden, has an overdraft credit line which allows overdrafts on the subsidiary's bank account up to a maximum level of 20.0 million Swedish krona, or $2.4 million, at June 30, 2017. At June 30, 2017, there was no balance outstanding on this bank account.

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

Our future results could also be adversely affected by unfavorable changes in foreign currency exchange rates. We have significant foreign denominated transaction exposure in certain locations, especially in Brazil, Argentina, Mexico, Sweden, Estonia, the Netherlands, United Kingdom and China. We have entered into foreign currency forward contracts to reduce our exposure related to certain foreign currency fluctuations. See Note 6 to the condensed consolidated financial statements for additional details. Our future results could also be unfavorably affected by increased commodity prices as commodity fluctuations impact the cost of our raw material purchases.

At June 30, 2017, we had a cash and cash equivalents balance of approximately $44.2 million, of which $0.2 million was held in the United States and $44.0 million was held in foreign locations. The decrease from $50.4 million at December 31, 2016 was primarily due to repayment of debt and capital expenditures, which were offset by cash provided from operating activities during the first six months of 2017.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2017, an evaluation was performed under the supervision and with the participation of the Company's management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the PEO and PFO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three months ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting except that on January 31, 2017 the Company acquired Orlaco.  As a result, the Company is currently integrating Orlaco's operations into its overall internal control over financial reporting.  Under the guidelines established by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition. Accordingly, we expect to exclude Orlaco from the assessment of internal control over financial reporting for 2017.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to repurchases of Common Shares made by us during the three months ended June 30, 2017. These shares were delivered to us by employees as payment for withholding taxes due upon vesting of restricted share awards.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
4/1/17-4/30/17	19,547	$19.61	N/A	N/A
5/1/17-5/31/17	219	15.46	N/A	N/A
6/1/17-6/30/17	-	-	N/A	N/A
Total	19,766

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Reference is made to the separate, “Index to Exhibits,” immediately after the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONERIDGE, INC.

Date: August 2, 2017	/s/ Jonathan B. DeGaynor
Jonathan B. DeGaynor President and Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2017	/s/ Robert R. Krakowiak
Robert R. Krakowiak
Chief Financial Officer and Treasurer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit

10.1*	Agreement for the Purchase and Sale of Quotas of Capital of PST Electronica Ltda. (“PST”) between Stoneridge, Inc. and Adriana Campos De Cerqueira Leite and Marcos Feretti and PST, guarantor, dated May 16, 2017.

10.2	Stoneridge, Inc. Deferred Compensation Plan (incorporated by reference in Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2017).

10.3	Amended and Restated Officers and Key Employees’ Severance Plan of Stoneridge, Inc., May 9, 2017 (incorporated by reference in Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 11, 2017).

10.4	Agreement for the Rendering of Administration Services for Caetano Roberto Ferraiolo, President of PST, dated December 14, 2015.

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101	XBRL Exhibits:
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

*Note: A portion of Exhibit 10.1 has been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended. The entire exhibit (including the omitted portion) has been separately filed with the Securities and Exchange Commission. The omitted portion of Exhibit 10.1 is marked with the word “[REDACTED]” on Schedule 2.1 of the agreement attached as Exhibit 10.1.

