Form 10-Q
period 2017-09-30
STONERIDGE INC
filed 2017-11-02
CIK 1043337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2017

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

☒Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of Common Shares, without par value, outstanding as of October 27, 2017 was 28,171,209.

STONERIDGE, INC. AND SUBSIDIARIES

Forward-Looking Statements

Portions of this quarterly report contain “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, our directors or officers with respect to, among other things, our (i) future product and facility expansion, (ii) acquisition or divestiture strategy, (iii) investments and new product development, (iv) growth opportunities related to awarded business, and (v) expectations related to current and future market conditions. Forward-looking statements may be identified by the words “will,” “may,” “should,” “designed to,” “believes,” “plans,” “projects,” “intends,” “expects,” “estimates,” “anticipates,” “continue,” and similar words and expressions. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other factors:

•	the reduced purchases, loss or bankruptcy of a major customer;

•	the costs and timing of facility closures, business realignment activities, or similar actions;

•	a significant change in automotive, commercial, off-highway, motorcycle or agricultural vehicle production;

•	competitive market conditions and resulting effects on sales and pricing;

•	the impact on changes in foreign currency exchange rates on sales, costs and results, particularly the Brazilian real, euro, Argentinian peso, Swedish krona, Mexican peso and Chinese Renminbi;

•	our ability to achieve cost reductions that offset or exceed certain customer-mandated selling price reductions;

•	a significant change in general economic conditions in any of the various countries in which we operate;

•	labor disruptions at our facilities or at any of our significant customers or suppliers;

•	the ability of our suppliers to supply us with quality parts and components at competitive prices on a timely basis;

•	the amount of our indebtedness and the restrictive covenants contained in the agreements governing our indebtedness, including our credit facility;

•	customer acceptance of new products;

•	capital availability or costs, including changes in interest rates or market perceptions;

•	the failure to achieve the successful integration of any acquired company or business; and

•	those items described in Part I, Item IA (“Risk Factors”) of the Company's 2016 Form 10-K.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(in thousands)	2017	2016
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$50,791	$50,389
Accounts receivable, less reserves of $1,173 and $1,630, respectively	144,475	113,225
Inventories, net	78,643	60,117
Prepaid expenses and other current assets	23,264	17,162
Total current assets	297,173	240,893

Long-term assets:
Property, plant and equipment, net	108,919	91,500
Intangible assets, net	78,011	39,260
Goodwill	38,224	931
Investments and other long-term assets, net	17,942	21,945
Total long-term assets	243,096	153,636
Total assets	$540,269	$394,529

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of debt	$4,421	$8,626
Accounts payable	80,069	62,594
Accrued expenses and other current liabilities	48,258	41,489
Total current liabilities	132,748	112,709

Long-term liabilities:
Revolving credit facility	126,000	67,000
Long-term debt, net	5,102	8,060
Deferred income taxes	20,337	9,760
Other long-term liabilities	31,553	4,923
Total long-term liabilities	182,992	89,743

Shareholders' equity:
Preferred Shares, without par value, 5,000 shares authorized, none issued	-	-
Common Shares, without par value, 60,000 shares authorized,
28,966 and 28,966 shares issued and 28,171 and 27,850 shares outstanding at
September 30, 2017 and December 31, 2016, respectively, with no stated value	-	-
Additional paid-in capital	227,143	206,504
Common Shares held in treasury, 795 and 1,116 shares at September 30, 2017
and December 31, 2016, respectively, at cost	(7,056)	(5,632)
Retained earnings	73,356	45,356
Accumulated other comprehensive loss	(68,914)	(67,913)
Total Stoneridge, Inc. shareholders' equity	224,529	178,315
Noncontrolling interest	-	13,762
Total shareholders' equity	224,529	192,077
Total liabilities and shareholders' equity	$540,269	$394,529

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2017	2016	2017	2016

Net sales	$203,582	$173,846	$617,004	$523,365

Costs and expenses:
Cost of goods sold	141,033	124,098	429,890	375,705
Selling, general and administrative	37,277	27,817	107,247	82,836
Design and development	11,976	10,151	35,731	30,912

Operating income	13,296	11,780	44,136	33,912

Interest expense, net	1,508	1,684	4,436	5,038
Equity in earnings of investee	(465)	(307)	(1,200)	(603)
Other expense (income), net	395	(497)	1,190	(722)

Income before income taxes	11,858	10,900	39,710	30,199

Provision for income taxes	3,809	919	13,569	3,114

Net income	8,049	9,981	26,141	27,085

Net loss attributable to noncontrolling interest	-	(303)	(130)	(2,009)

Net income attributable to Stoneridge, Inc.	$8,049	$10,284	$26,271	$29,094

Earnings per share attributable to Stoneridge, Inc.:
Basic	$0.29	$0.37	$0.94	$1.05
Diluted	$0.28	$0.36	$0.92	$1.03

Weighted-average shares outstanding:
Basic	28,136	27,792	28,062	27,753
Diluted	28,652	28,359	28,613	28,266

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016

Net income	$8,049	$9,981	$26,141	$27,085
Less: Net loss attributable to noncontrolling interest	-	(303)	(130)	(2,009)
Net income attributable to Stoneridge, Inc.	8,049	10,284	26,271	29,094

Other comprehensive income (loss), net of tax attributable to
Stoneridge, Inc.:
Foreign currency translation	6,483	(638)	15,822	5,923
Benefit plan adjustment	-	(84)	-	(84)
Unrealized gain (loss) on derivatives (1)	(138)	(64)	172	(473)
Other comprehensive income (loss), net of tax attributable to Stoneridge, Inc.	6,345	(786)	15,994	5,366

Comprehensive income attributable to Stoneridge, Inc.	$14,394	$9,498	$42,265	$34,460

(1)	Net of tax benefit of $(74) and $0 for the three months ended September 30, 2017 and 2016, respectively. Net of tax expense of $93 and $0 for the nine months ended September 30, 2017 and 2016, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine months ended September 30, (in thousands)	2017	2016

OPERATING ACTIVITIES:
Net income	$26,141	$27,085
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,922	14,717
Amortization, including accretion of deferred financing costs	4,993	2,677
Deferred income taxes	6,233	714
Earnings of equity method investee	(1,200)	(603)
Loss (gain) on sale of fixed assets	6	(409)
Share-based compensation expense	5,713	4,587
Tax benefit related to share-based compensation expense	(759)	-
Change in fair value of earn-out contingent consideration	4,645	-
Changes in operating assets and liabilities, net of effect of business combination:
Accounts receivable, net	(18,232)	(25,486)
Inventories, net	(6,564)	281
Prepaid expenses and other assets	1,530	(5,879)
Accounts payable	11,611	13,991
Accrued expenses and other liabilities	1,079	5,342
Net cash provided by operating activities	51,118	37,017

INVESTING ACTIVITIES:
Capital expenditures	(24,892)	(18,484)
Proceeds from sale of fixed assets	66	652
Business acquisition, net of cash acquired	(77,258)	-
Net cash used for investing activities	(102,084)	(17,832)

FINANCING ACTIVITIES:
Acquisition of noncontrolling interest, including transaction costs	(1,848)	-
Revolving credit facility borrowings	91,000	-
Revolving credit facility payments	(32,000)	(13,000)
Proceeds from issuance of debt	2,557	13,317
Repayments of debt	(10,307)	(21,312)
Other financing costs	(61)	(339)
Repurchase of Common Shares to satisfy employee tax withholding	(2,222)	(1,384)
Net cash provided by (used for) financing activities	47,119	(22,718)

Effect of exchange rate changes on cash and cash equivalents	4,249	(268)
Net change in cash and cash equivalents	402	(3,801)
Cash and cash equivalents at beginning of period	50,389	54,361

Cash and cash equivalents at end of period	$50,791	$50,560

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,286	$4,573
Cash paid for income taxes, net	$5,745	$2,019

Supplemental disclosure of non-cash operating and financing activities:
Bank payment of vendor payables under short-term debt obligations	$-	$3,764

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

(1) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Stoneridge, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC's rules and regulations. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's 2016 Form 10-K.

On January 31, 2017, the Company acquired Exploitatiemaatschappij Berghaaf B.V. (“Orlaco”), an electronics business which designs, manufactures and sells camera-based vision systems, monitors and related products. The acquisition was accounted for as a business combination, and accordingly, the Company’s condensed consolidated financial statements herein include the results of Orlaco from the acquisition date to September 30, 2017. See Note 3 to the condensed consolidated financial statements for additional details regarding the Orlaco acquisition.

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

Also, see Note 2 for the impact of the adoption of various accounting standards on the condensed consolidated financial statements herein.

(2)  Recently Issued Accounting Standards

Recently Adopted Accounting Standards

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”, which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements.  As early adoption is permitted, the Company adopted this standard in the third quarter of 2017, which did not have a material impact on its condensed consolidated financial statements.

In May 2017, FASB issued ASU 2017-09, “Compensation-Stock Compensation (Topic 718)”, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions or the classification of the award changes as a result of the change in terms or conditions. If an award is not probable of vesting at the time a change is made, the new guidance clarifies that no new measurement date will be required if there is no change to the fair value, vesting conditions, and classification. As early adoption is permitted, the Company adopted this standard in the second quarter of 2017, which did not have a material impact on its condensed consolidated financial statements.

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

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory”, which requires that inventory be measured at the lower of cost or net realizable value.  Prior to the issuance of the new guidance, inventory was measured at the lower of cost or market. Replacing the concept of market with the single measurement of net realizable value is intended to reduce cost and complexity. The Company adopted this standard as of January 1, 2017, which did not have a material impact on the its condensed consolidated financial statements or disclosures.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers”, which is the new comprehensive revenue recognition standard that will supersede existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. To achieve this principle, an entity identifies the contract with a customer, identifies the separate performance obligations in the contract, determines the transaction price, allocates the transaction price to the separate performance obligations and recognizes revenue when each separate performance obligation is satisfied. This ASU allows for both retrospective and prospective methods of adoption.  The new standard will become effective for annual and interim periods beginning after December 15, 2017. Currently, the Company does not expect the adoption of this standard to have a material impact on its results of operations or financial position; however, the Company expects expanded disclosures consistent with the requirements of the new standard. In particular, the Company does not expect any changes to how it accounts for reimbursable pre-production costs, currently accounted for as a reduction of costs incurred.  However, the Company continues to evaluate its contracts with customers analyzing the impact, if any, on revenue from the sale of production parts, particularly in regards to material rights, variable consideration and the impact of termination clauses on the timing of revenue recognition. The Company will adopt this standard January 1, 2018 and expects to use the modified retrospective transition method. Under the modified retrospective method, the Company would recognize the cumulative effect of initially applying the standard as an adjustment to opening retained earnings at the date of initial application.

(3) Acquisition of Orlaco

On January 31, 2017, Stoneridge B.V., an indirect wholly-owned subsidiary of Stoneridge, Inc., entered into and closed an agreement to acquire Orlaco. Orlaco designs, manufactures and sells camera-based vision systems, monitors and related electronic products primarily to the heavy off-road machinery, commercial vehicle, lifting crane and warehousing and logistics industries.  Stoneridge and Orlaco jointly developed the MirrorEye mirror replacement system, which is a system solution to improve the safety and fuel economy of commercial vehicles.  The MirrorEye system integrates Orlaco’s vision processing technology and Stoneridge’s driver information capabilities as well as the combined software capabilities of both businesses. The acquisition of Orlaco enhances the Stoneridge’s Electronics segment global technical capabilities in vision systems and facilitates entry into new markets.

The aggregate consideration for the Orlaco acquisition was €74,939 ($79,675), which included customary estimated adjustments to the purchase price. The Company paid €67,439 ($71,701) in cash, and €7,500 ($7,974) is held in an escrow account for a period of eighteen months to secure the payment obligations of the seller under the terms of the purchase agreement. The purchase price is subject to certain customary adjustments set forth in the purchase agreement. The escrow amount will be transferred promptly following the completion of the escrow period. The Company may also be required to pay an additional amount up to €7,500 as contingent consideration (“earn-out consideration”) if certain performance targets are achieved during the first two years.

The acquisition date fair value of the total consideration transferred consisted of the following:

Cash	$79,675
Fair value of earn-out consideration and other adjustments	4,208
Total purchase price	$83,883

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the acquisition date (including measurement period adjustments).  The purchase price and associated allocation is preliminary pending completion of the valuation of acquired inventory, property, plant and equipment, intangible assets and deferred income taxes and may be subsequently adjusted to reflect final valuation results and purchase price adjustments. Based upon information obtained, certain of the fair value amounts previously estimated were adjusted during the measurement period.  These measurement period adjustments related to updated valuation reports and appraisals received from our external valuation specialists, as well as revisions to internal estimates. The changes in estimates recorded at September 30, 2017 include an increase in inventory of $265; an increase in intangible assets of $113; a decrease in other long-term assets of $684; an increase in other current liabilities of $29; a decrease in accounts receivable of $201 and a decrease in earn-out consideration of $1,007. The measurement period and working capital adjustments resulted in a decrease to goodwill of $727.

At January 31, 2017
Cash	$2,165
Accounts receivable	7,929
Inventory	9,409
Prepaid and other current assets	298
Property, plant and equipment	6,668
Identifiable intangible assets	38,739
Other long-term assets	6
Total identifiable assets acquired	65,214

Accounts payable	3,020
Other current liabilities	834
Deferred tax liabilities	9,994
Warranty liability	1,462
Total liabilities assumed	15,310
Net identifiable assets acquired	49,904
Goodwill	33,979
Net assets acquired	$83,883

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

These fair value measurements are classified within Level 3 of the fair value hierarchy. See Note 6 for details on fair value hierarchy.

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

Of the $38,739 of acquired identifiable intangible assets, $27,518 was provisionally assigned to customer lists with a 15-year useful life; $5,142 was provisionally assigned to trademarks with a 20-year useful life; and $6,079 was provisionally assigned to technology with a 7-year weighted-average useful life.

The Company recognized $1,259 of acquisition related costs in the condensed consolidated statement of operations as a component of selling, general and administrative (“SG&A”) expense for the nine months ended September 30, 2017.

Included in the Company's statement of operations for the three and nine months ended September 30, 2017 are post-acquisition sales of $18,502 and $46,956, and net income of $1,254 and $1,299, respectively, related to Orlaco which are included in results of the Electronics segment. The Company’s statement of operations also included $0 and $1,636 of expense in cost of goods sold (“COGS”) for the three and nine months ended September 30, 2017, respectively, associated with the step-up of the Orlaco inventory to fair value and the $1,823 and $3,926 fair value adjustment for earn-out consideration in SG&A expenses for the three and nine months ended September 30, 2017, respectively.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016

Net sales	$203,582	$187,626	$622,034	$566,518
Net income attributable to Stoneridge, Inc. and subsidiaries	$8,049	$11,406	$26,375	$33,195

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

	September 30,	December 31,
	2017	2016
Raw materials	$47,840	$35,665
Work-in-progress	8,249	7,483
Finished goods	22,554	16,969
Total inventories, net	$78,643	$60,117

Inventory valued using the FIFO method was $56,861 and $37,765 at September 30, 2017 and December 31, 2016, respectively. Inventory valued using the average cost method was $21,782 and $22,352 at September 30, 2017 and December 31, 2016, respectively.

(5) Goodwill and Intangibles

Goodwill

Goodwill was $38,224 and $931 at September 30, 2017 and December 31, 2016, respectively, all of which relates to the Electronics segment. The increase in goodwill is related to the Orlaco acquisition as further discussed in Note 3. Goodwill is not amortized, but instead is tested for impairment at least annually, or earlier when events and circumstances indicate that it is more likely than not that such assets have been impaired.

Intangibles

	Acquisition	Accumulated
As of September 30, 2017	cost	amortization	Net
Customer lists	$58,470	$(12,196)	$46,274
Tradenames	24,305	(5,592)	18,713
Technology	17,849	(4,825)	13,024
Other	42	(42)	-
Total	$100,666	$(22,655)	$78,011

	Acquisition	Accumulated
As of December 31, 2016	cost	amortization	Net
Customer lists	$27,476	$(9,138)	$18,338
Tradenames	18,116	(4,558)	13,558
Technology	10,862	(3,498)	7,364
Other	41	(41)	-
Total	$56,495	$(17,235)	$39,260

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

The Company recorded amortization expense of $1,711 and $869 related to finite-lived intangible assets for the three month period ended September 30, 2017 and 2016, respectively, and $4,750 and $2,402 for the nine month period ended September 30, 2017 and 2016, respectively.  The Company currently estimates annual amortization expense to be $6,500 for 2017 and $6,800 for 2018, 2019, 2020 and 2021.

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

Derivative Instruments and Hedging Activities

On September 30, 2017, the Company had open foreign currency forward contracts which are used solely for hedging and not for speculative purposes. Management believes that its use of these instruments to reduce risk is in the Company's best interest.  The counterparties to these financial instruments are financial institutions with investment grade credit ratings.

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

The Company's foreign currency forward contracts offset a portion of the gains and losses on the underlying foreign currency denominated transactions as follows:

Euro-denominated Foreign Currency Forward Contract

At September 30, 2017 and December 31, 2016, the Company held foreign currency forward contracts with underlying notional amounts of $1,187 and $1,601, respectively, to reduce the exposure related to the Company's euro-denominated intercompany loans. The current contract expires in June 2018. The euro-denominated foreign currency forward contract was not designated as a hedging instrument. The Company recognized a loss of $36 and a gain of $1 for the three months ended September 30, 2017 and 2016, respectively, in the condensed consolidated statements of operations as a component of other expense (income), net related to the euro-denominated contract. For the nine months ended September 30, 2017 and 2016, the Company recognized a loss of $164 and $38 respectively, related to this contract.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

Mexican Peso-denominated Foreign Currency Forward Contracts – Cash Flow Hedge

The Company holds Mexican peso-denominated foreign currency forward contracts with notional amounts at September 30, 2017 of $1,399 which expire ratably on a monthly basis from October 2017 through December 2017, compared to a notional amount of $5,699 at December 31, 2016.

The Company evaluated the effectiveness of the Mexican peso-denominated foreign currency forward contracts held as of September 30, 2017 and December 31, 2016 and concluded that the hedges were highly effective.

The notional amounts and fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

			Prepaid expenses		Accrued expenses and
	Notional amounts (A)		and other current assets		other current liabilities
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2017	2016	2017	2016	2017	2016
Derivatives designated as hedging instruments:
Cash flow hedges:
Forward currency contracts	$1,399	$5,699	$237	$-	$-	$28
Derivatives not designated as hedging instruments:
Forward currency contracts	$1,187	$1,601	$-	$-	$37	$3

(A)	Notional amounts represent the gross contract of the derivatives outstanding in U.S. dollars.

Gross amounts recorded for the cash flow hedges in other comprehensive income (loss) and in net income for the three months ended September 30 are as follows:

			Gain (loss) reclassified from
	Gain (loss) recorded in other		other comprehensive income
	comprehensive income (loss)		(loss) into net income (A)
	2017	2016	2017	2016
Derivatives designated as cash flow hedges:
Forward currency contracts	$56	$(129)	$268	$(65)

Gross amounts recorded for the cash flow hedges in other comprehensive income (loss) and in net income for the nine months ended September 30 are as follows:

			Gain (loss) reclassified from
	Gain (loss) recorded in other		other comprehensive income
	comprehensive income (loss)		(loss) into net income (A)
	2017	2016	2017	2016
Derivatives designated as cash flow hedges:
Forward currency contracts	$717	$(656)	$452	$(183)

(A)	Gains and losses reclassified from other comprehensive income (loss) into net income were recognized in cost of goods sold in the Company's condensed consolidated statements of operations.

The net deferred gain of $237 on the cash flow hedge derivatives will be reclassified from other comprehensive income (loss) to the condensed consolidated statements of operations through December 2017.

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

				September 30, 2017	December 31, 2016
		Fair values estimated using
		Level 1	Level 2	Level 3
	Fair value	inputs	inputs	inputs	Fair value
Financial assets carried at fair value:
Forward currency contracts	$237	$-	$237	$-	$-
Total financial assets carried at fair value	$237	$-	$237	$-	$-

Financial liabilities carried at fair value:
Forward currency contracts	$37	$-	$37	$-	$31
Earn-out consideration	18,295	-	-	18,295	-
Total financial liabilities carried at fair value	$18,332	$-	$37	$18,295	$31

The following table sets forth a summary of the change in fair value of the Company’s Level 3 financial liabilities related to earn-out consideration that are measured at fair value on a recurring basis.

	Orlaco	PST	Total
Balance at December 31, 2016	$-	$-	$-
Fair value on acquisition date	3,243	10,180	13,423
Change in fair value	3,926	719	4,645
Foreign currency adjustments	408	(181)	227
Balance at September 30, 2017	$7,577	$10,718	$18,295

The earn-out considerations related to Orlaco and PST are recorded within other long-term liabilities on the condensed consolidated balance sheet.

The increase in fair value of earn-out consideration related to the Orlaco acquisition is primarily due to actual performance exceeding forecasted performance as well as the reduced time from the current period end to the payment date and foreign currency. The increase in fair value of earn-out consideration for PST was due to the reduced time from the current period end to the payment date, which was partially offset by foreign currency translation. The fair value of the Orlaco and PST earn-out consideration is based on forecasted EBITDA during the performance periods.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the nine months ended September 30, 2017.

Except for the fair value of assets acquired and liabilities assumed related to the Orlaco acquisition discussed in Note 3, there were no non-recurring fair value measurements for the periods presented.

(7) Share-Based Compensation

Compensation expense for share-based compensation arrangements, which is recognized in the condensed consolidated statements of operations as a component of SG&A expenses, was $1,648 and $1,699 for the three months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 total share-based compensation was $5,713 compared to $4,587 for the nine months ended September 30, 2016. The nine months ended September 30, 2017 included expenses related to higher attainment of performance based awards and accelerated expense associated with the retirement of eligible employees. The nine months ended September 30, 2016 included expenses related to modification of the retirement notice provisions of certain awards.

(8) Debt

Debt consisted of the following at September 30, 2017 and December 31, 2016:

	September 30,	December 31,	Interest rates at
	2017	2016	September 30, 2017	Maturity
Revolving Credit Facility
Credit Facility	$126,000	$67,000	2.49%	September 2021

Debt
PST short-term obligations	-	5,097
PST long-term notes	9,475	11,452	10.0% - 13.4%	2019-2021
Other	48	137
Total debt	9,523	16,686
Less: current portion	(4,421)	(8,626)
Total long-term debt, net	$5,102	$8,060

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

Borrowings outstanding on the Credit Facility were $126,000 and $67,000 at September 30, 2017 and December 31, 2016, respectively. Borrowings increased under the Credit Facility to fund the Orlaco acquisition described in Note 3 during the first quarter of 2017 which were partially offset by subsequent voluntary principal repayments.

The Company was in compliance with all Credit Facility covenants at September 30, 2017 and December 31, 2016.

The Company also has outstanding letters of credit of $3,367 and $3,399 at September 30, 2017 and December 31, 2016, respectively.

Debt

PST maintains several long-term notes used for working capital purposes which have fixed interest rates. As of September 30, 2017 PST did not have any short-term obligations. The weighted-average interest rates of long-term debt of PST at September 30, 2017 was 11.7%.  Depending on the specific note, interest is payable either monthly or annually. Principal repayments on PST debt at September 30, 2017 are as follows: $4,373 from October 2017 through September 2018, $1,211 from October 2018 through December 2018, $2,685 in 2019, $629 in 2020, and $577 in 2021. PST was in compliance with all debt covenants at September 30, 2017 and December 31, 2016.

The Company's wholly-owned subsidiary located in Stockholm, Sweden, has an overdraft credit line which allows overdrafts on the subsidiary's bank account up to a maximum level of 20,000 Swedish krona, or $2,455 and $2,196, at September 30, 2017 and December 31, 2016, respectively. At September 30, 2017 and December 31, 2016, there was no balance outstanding on this overdraft credit line.

(9) Earnings Per Share

Basic earnings per share was computed by dividing net income by the weighted-average number of Common Shares outstanding for each respective period. Diluted earnings per share was calculated by dividing net income by the weighted-average of all potentially dilutive Common Shares that were outstanding during the periods presented. As the Company adopted ASU 2016-09 on January 1, 2017 utilizing the prospective transition method, the weighted-average dilutive Common Shares calculation excludes the excess tax benefit from the treasury stock method for the three and nine months ended September 30, 2017, while the calculation includes the excess tax benefits using the treasury stock method for the three and nine months ended September 30, 2016.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

Weighted-average Common Shares outstanding used in calculating basic and diluted earnings per share were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Basic weighted-average Common Shares outstanding	28,135,705	27,792,469	28,062,438	27,753,015
Effect of dilutive shares	516,637	566,808	550,188	513,074
Diluted weighted-average Common Shares outstanding	28,652,342	28,359,277	28,612,626	28,266,089

There were no performance-based restricted Common Shares outstanding at September 30, 2017 or 2016. There were 781,977 and 843,140 performance-based right to receive Common Shares outstanding at September 30, 2017 and 2016, respectively. These right to receive Common Shares are included in the computation of diluted earnings per share based on the number of Common Shares that would be issuable if the end of the quarter were the end of the contingency period.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

(10) Changes in Accumulated Other Comprehensive Loss by Component

Changes in accumulated other comprehensive loss for the three months ended September 30, 2017 and 2016 were as follows:

	Foreign	Unrealized	Benefit
	currency	gain (loss)	plan
	translation	on derivatives	adjustment	Total
Balance at July 1, 2017	$(75,551)	$292	$-	$(75,259)

Other comprehensive income before reclassifications	6,483	36	-	6,519
Amounts reclassified from accumulated other
comprehensive loss	-	(174)	-	(174)
Net other comprehensive income (loss), net of tax	6,483	(138)	-	6,345
Balance at September 30, 2017	$(69,068)	$154	$-	$(68,914)

Balance at July 1, 2016	$(63,735)	$(19)	$84	$(63,670)

Other comprehensive loss before reclassifications	(638)	(129)	-	(767)
Amounts reclassified from accumulated other
comprehensive loss	-	65	(84)	(19)
Net other comprehensive loss, net of tax	(638)	(64)	(84)	(786)
Balance at September 30, 2016	$(64,373)	$(83)	$-	$(64,456)

Changes in accumulated other comprehensive loss for the nine months ended September 30, 2017 and 2016 were as follows:

	Foreign	Unrealized	Benefit
	currency	gain (loss)	plan
	translation	on derivatives	adjustment	Total
Balance at January 1, 2017	$(67,895)	$(18)	$-	$(67,913)

Other comprehensive income before reclassifications	15,822	466	-	16,288
Amounts reclassified from accumulated other
comprehensive loss	-	(294)	-	(294)
Net other comprehensive income, net of tax	15,822	172	-	15,994
Reclassification of foreign currency translation associated
with noncontrolling interest acquired	(16,995)	-	-	-
Balance at September 30, 2017	$(69,068)	$154	$-	$(68,914)

Balance at January 1, 2016	$(70,296)	$390	$84	$(69,822)

Other comprehensive income (loss) before reclassifications	5,923	(656)	-	5,267
Amounts reclassified from accumulated other
comprehensive loss	-	183	(84)	99
Net other comprehensive income (loss), net of tax	5,923	(473)	(84)	5,366
Balance at September 30, 2016	$(64,373)	$(83)	$-	$(64,456)

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

As a result of environmental studies performed at the Company’s former facility located in Sarasota, Florida, the Company became aware of soil and groundwater contamination at the site. The Company engaged an environmental engineering consultant to assess the level of contamination and to develop a remediation and monitoring plan for the site. Soil remediation at the site was completed during the year ended December 31, 2010. As the remedial action plan has been approved by the Florida Department of Environmental Protection, groundwater remediation began in the fourth quarter of 2015. During the three and nine months ended September 30, 2017 and 2016, environmental remediation costs incurred were immaterial. At September 30, 2017 and December 31, 2016, the Company accrued a remaining undiscounted liability of $267 and $446, respectively, related to future remediation costs. At September 30, 2017 and December 31, 2016, $218 and $370, respectively, were recorded as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheets while the remaining amount was recorded as a component of other long-term liabilities. Costs associated with the recorded liability will be incurred to complete the groundwater remediation, with the balance relating to monitoring costs to be incurred over multiple years. The recorded liability is based on assumptions in the remedial action plan. Although the Company sold the Sarasota facility and related property in December 2011, the liability to remediate the site contamination remains the responsibility of the Company. Due to the ongoing site remediation, the closing terms of the sale agreement included a requirement for the Company to maintain a $2,000 letter of credit for the benefit of the buyer.

During the third quarter of 2017, the Company resolved a legal proceeding, Verde v. Stoneridge, Inc. et al., that was pending in the United States District Court for the Eastern District of Texas, Cause No. 6:14-cv-00225- KNM.  The Plaintiff filed this putative class action against the Company and others on March 26, 2014.  The Plaintiff had alleged that the Company was involved in the vertical chain of manufacture, distribution, and sale of a control device (“CD”) that was incorporated into a Dodge Ram truck purchased by Plaintiff in 2006.  Plaintiff had alleged that the Company breached express warranties and indemnification provisions by supplying a defective CD that was not capable of performing its intended function.  In May 2017, the District Court denied Plaintiff’s motion for class certification. On October 2, 2017, the Company and Plaintiff agreed to settle this matter, and the Plaintiff filed a motion with the Court requesting dismissal of the matter with prejudice. The settlement amount was $3.

Royal v. Stoneridge, Inc. et al. is a legal proceeding currently pending in the United States District Court for the Western District of Oklahoma, Case No. 5:14-cv-01410-F.  Plaintiffs filed this putative class action against the Company, Stoneridge Control Devices, Inc., and others on December 19, 2014.  Plaintiffs allege that the Company was involved in the vertical chain of manufacture, distribution, and sale of a CD that was incorporated into Dodge Ram trucks purchased by Plaintiffs between 1999 and 2006.  Plaintiffs allege that the Company and Stoneridge Control Devices, Inc. breached various express and implied warranties, including the implied warranty of merchantability.  Plaintiffs also seek indemnity from the Company and Stoneridge Control Devices, Inc.  The putative class consists of all owners of vehicles equipped with the subject CD, which includes various Dodge Ram trucks and other manual transmission vehicles manufactured from 1997–2007, which Plaintiffs allege is more than one million vehicles.  Plaintiffs seek recovery of economic loss damages associated with inspecting and replacing the allegedly defective CD, diminished value of the subject CDs and the trucks in which they were installed, and attorneys’ fees and costs.  On September 28, 2017, the Company reached an agreement with Plaintiffs to settle the matter. Under the terms of the settlement, which remains subject to approval by the Court, the Company will provide a replacement CD to each member of the settlement class who files a claim form with evidence of eligibility to participate. The terms of the proposed settlement do not require the Company to provide members of the settlement class with any cash payments or to reimburse any installation costs associated with replacement of the CDs. Counsel for Plaintiffs and the settlement class will file a motion with the Court requesting an award of attorneys’ fees and costs in an amount not to exceed $375, and the Company has agreed not to object to any request that does not exceed $375 and to pay the amount of any award that does not exceed $375. Counsel for Plaintiffs and the settlement class will also file a motion requesting incentive payments to each of the three named Plaintiffs in an amount not to exceed $5 each, and the Company has agreed not to object to any request that does not exceed $15 total and to pay the amount of any award that does not exceed $15 total. The total cost of the settlement remains uncertain because it is difficult to predict how many members of the proposed settlement class will request a replacement CD. The Company believes the likelihood of loss is probable and reasonably estimable (although not certain), and therefore a liability of $525 for these claims has been recorded as a component of accrued expenses and other current liabilities at September 30, 2017.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

On May 24, 2013, the State Revenue Services of São Paulo issued a tax deficiency notice against PST claiming that the vehicle tracking and monitoring services it provides should be classified as communication services, and therefore subject to the State Value Added Tax – ICMS. The State Revenue Services assessment imposed the 25.0% ICMS tax on all revenues of PST related to the vehicle tracking and monitoring services rendered during the period from January 2009 through December 2010. The Brazilian real (“R$”) and U.S. dollar equivalent (“$”) of the aggregate tax assessment is approximately R$99,100 ($31,300) which is comprised of Value Added Tax – ICMS of R$13,200 ($4,200) interest of R$74,500 ($23,500) and penalties of R$11,400 ($3,600).

The Company believes that the vehicle tracking and monitoring services are non-communication services, as defined under Brazilian tax law, subject to the municipal ISS tax, not communication services subject to state ICMS tax as claimed by the State Revenue Services of São Paulo. PST has, and will continue to collect the municipal ISS tax on the vehicle tracking and monitoring services in compliance with Brazilian tax law and will defend its tax position. PST has received a legal opinion that the merits of the case are favorable to PST, determining among other things that the imposition on the subsidiary of the State ICMS by the State Revenue Services of São Paulo is not in accordance with the Brazilian tax code. The Company believes, based on the legal opinion of the Company’s Brazilian legal counsel and the results of the Brazil Administrative Court's ruling in favor of another vehicle tracking and monitoring company related to the tax deficiency notice it received, the likelihood of loss is reasonably possible, but not probable, although it may take years to resolve.  As a result of the above, as of September 30, 2017 and December 31, 2016, no accrual has been recorded with respect to the tax assessment.  An unfavorable judgment on this issue for the years assessed and for subsequent years could result in significant costs to PST and adversely affect its results of operations. There have been no significant changes to the facts and circumstances related to this notice for the three months ended September 30, 2017.

In addition, PST has civil, labor and other tax contingencies for which the likelihood of loss is deemed to be reasonably possible, but not probable, by the Company’s legal advisors in Brazil. As a result, no provision has been recorded with respect to these contingencies, which amounted to R$34,900 ($11,000) and R$31,800 ($9,800) at September 30, 2017 and December 31, 2016, respectively. An unfavorable outcome on these contingencies could result in significant cost to PST and adversely affect its results of operations.

Product Warranty and Recall

Amounts accrued for product warranty and recall claims are established based on the Company's best estimate of the amounts necessary to settle existing and future claims on products sold as of the balance sheet dates. These accruals are based on several factors including past experience, production changes, industry developments and various other considerations including insurance coverage. The Company can provide no assurances that it will not experience material claims or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued or beyond what the Company may recover from its suppliers. The current portion of product warranty and recall is included as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheets. Product warranty and recall included $3,481 and $2,617 of a long-term liability at September 30, 2017 and December 31, 2016, respectively, which is included as a component of other long-term liabilities in the condensed consolidated balance sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

The following provides a reconciliation of changes in product warranty and recall liability:

Nine months ended September 30	2017	2016
Product warranty and recall at beginning of period	$9,344	$6,419
Accruals for products shipped during period	6,408	3,010
Assumed warranty liability related to Orlaco	1,462	-
Aggregate changes in pre-existing liabilities due to claim developments	1,616	(272)
Settlements made during the period	(9,062)	(1,332)
Product warranty and recall at end of period	$9,768	$7,825

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

Business realignment charges by reportable segment were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Electronics (A)	$16	$-	$72	$1,180
PST (B)	37	211	475	1,242
Total business realignment charges	$53	$211	$547	$2,422

(A)	Severance costs for the three and nine months ended September 30, 2017 related to SG&A were $16. Severance costs for the nine months ended September 30, 2017 related to COGS were $56. Severance costs for the nine months ended September 30, 2016 related to SG&A and design and development (“D&D”) were $196 and $984, respectively.

(B)	Severance costs for the three months ended September 30, 2017 related to COGS, SG&A and D&D were $17, $19 and $1, respectively. Severance costs for the three months ended September 30, 2016 related to COGS and SG&A were $20 and $191, respectively. Severance costs for the nine months ended September 30, 2017 related to COGS, SG&A and D&D were $355, $119 and $1, respectively. Severance costs for the nine months ended September 30, 2016 related to COGS, SG&A and D&D were $307, $819 and $116, respectively.

Business realignment charges classified by statement of operations line item were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Cost of goods sold	$17	$20	$411	$307
Selling, general and administrative	35	191	135	1,015
Design and development	1	-	1	1,100
Total business realignment charges	$53	$211	$547	$2,422

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

Corporate Headquarter Relocation

In March 2016, the Company announced the relocation of its corporate headquarters from Warren, Ohio to Novi, Michigan. As a result, the Company incurred relocation costs of $726 and $998 for the three and nine months ended September 30, 2016 which were recorded within SG&A expenses in the condensed consolidated statements of operations.

In connection with the headquarter relocation, the Company was approved for a Michigan Business Development Program grant of up to $1,400 based upon the number of new jobs created in Michigan through 2021.  As a result of the attainment of the first milestone, grant income of $338 was recognized for the nine months ended September 30, 2017 within SG&A expense in the condensed consolidated statements of operations.

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

The Company recognized income tax expense of $3,809 and $919 for U.S. federal, state and foreign income taxes for the three months ended September 30, 2017 and 2016, respectively.  The increase in income tax expense for the three months ended September 30, 2017 compared to the same period for 2016 was primarily related to the release of the U.S. federal, certain state and foreign valuation allowances in the fourth quarter of 2016 that were previously recorded against certain deferred tax assets. The effective tax rate increased to 32.1% in the third quarter of 2017 from 8.4% in the third quarter of 2016 primarily due the continued strong performance of the U.S. operations, which due to a full valuation allowance positively impacted the effective tax rate in 2016, as well as the impact in the third quarter of 2017 of the non-deductible fair value adjustment to earn-out considerations related to the Orlaco and PST acquisitions.

The Company recognized income tax expense of $13,569 and $3,114 from continuing operations for U.S. federal, state and foreign income taxes for the nine months ended September 30, 2017 and 2016, respectively. The increase in tax expense for the nine months ended September 30, 2017 compared to the same period for 2016 was primarily due to the release of the U.S. federal, certain state and foreign valuation allowances in the fourth quarter of 2016 that were previously recorded against certain deferred tax assets. The effective tax rate increased to 34.2% in the first nine months of 2017 from 10.3% in the first nine months of 2016 primarily due to the continued strong performance of the U.S. operations, which due to a full valuation allowance, favorably impacted the effective tax rate in 2016, as well as the impact in 2017 of the non-deductible fair value adjustment to earn-out considerations related to the Orlaco and PST acquisitions.

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

The Company has three reportable segments, Control Devices, Electronics, and PST, which also represent its operating segments. The Control Devices reportable segment produces sensors, switches, valves and actuators. The Electronics reportable segment produces electronic instrument clusters, electronic control units and driver information systems and includes the recently acquired Orlaco business which designs and manufactures camera-based vision systems, monitors and related products using its vision processing technology. The PST reportable segment designs and manufactures electronic vehicle security alarms, convenience accessories, vehicle tracking devices and monitoring services and in-vehicle audio and video devices.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

A summary of financial information by reportable segment is as follows:

	Three months ended		Nine months ended
	September 30,			September 30,
	2017	2016	2017	2016
Net Sales:
Control Devices	$106,842	$103,700	$339,716	$304,957
Inter-segment sales	1,118	430	3,269	1,448
Control Devices net sales	107,960	104,130	342,985	306,405

Electronics	71,354	47,804	206,769	158,201
Inter-segment sales	8,959	9,495	30,538	24,706
Electronics net sales	80,313	57,299	237,307	182,907

PST	25,386	22,342	70,519	60,207
Inter-segment sales	145	-	145	-
PST net sales	25,531	22,342	70,664	60,207

Eliminations	(10,222)	(9,925)	(33,952)	(26,154)
Total net sales	$203,582	$173,846	$617,004	$523,365
Operating Income (Loss):
Control Devices	$16,249	$15,319	$55,257	$47,133
Electronics	4,896	3,735	13,267	12,050
PST	1,018	29	2,720	(4,179)
Unallocated Corporate (A)	(8,867)	(7,303)	(27,108)	(21,092)
Total operating income	$13,296	$11,780	$44,136	$33,912
Depreciation and Amortization:
Control Devices	$2,664	$2,561	$8,050	$7,345
Electronics	2,136	996	5,947	3,076
PST	2,115	2,307	6,299	6,388
Unallocated Corporate	181	115	376	309
Total depreciation and amortization (B)	$7,096	$5,979	$20,672	$17,118
Interest Expense, net:
Control Devices	$19	$56	$84	$172
Electronics	24	33	68	196
PST	378	934	1,482	2,686
Unallocated Corporate	1,087	661	2,802	1,984
Total interest expense, net	$1,508	$1,684	$4,436	$5,038
Capital Expenditures:
Control Devices	$5,523	$3,229	$13,318	$9,260
Electronics	2,417	1,244	6,451	5,229
PST	974	640	2,899	2,516
Unallocated Corporate(C)	811	1,365	2,224	1,479
Total capital expenditures	$9,725	$6,478	$24,892	$18,484

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

	September 30,	December 31,
	2017	2016
Total Assets:
Control Devices	$166,641	$150,623
Electronics	245,568	99,964
PST	108,162	107,405
Corporate (C)	356,396	287,031
Eliminations	(336,498)	(250,494)
Total assets	$540,269	$394,529

(A)	Unallocated Corporate expenses include, among other items, finance, legal, human resources and information technology costs and share-based compensation.
(B)	These amounts represent depreciation and amortization on property, plant and equipment and certain intangible assets.
(C)	Assets located at Corporate consist primarily of cash, intercompany loan receivables, fixed assets for the corporate headquarter building, equity investments and investments in subsidiaries.

The following tables present net sales and long-term assets for each of the geographic areas in which the Company operates:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Net Sales:
North America	$113,402	$108,605	$358,275	$321,973
South America	25,386	22,342	70,519	60,207
Europe and Other (D)	64,794	42,899	188,210	141,185
Total net sales	$203,582	$173,846	$617,004	$523,365

	September 30,	December 31,
	2017	2016

Long-term Assets:
North America	$76,539	$73,835
South America	62,500	63,497
Europe and Other (D)	104,057	16,304
Total long-term assets	$243,096	$153,636

(D)	The amounts for 2017 include net sales and long-term assets related to Orlaco which is disclosed in Note 3.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

(15) Investments

Minda Stoneridge Instruments Ltd.

The Company has a 49% interest in Minda Stoneridge Instruments Ltd. (“Minda”), a company based in India that manufactures electronics, instrumentation equipment and sensors primarily for the motorcycle and commercial vehicle markets. The investment is accounted for under the equity method of accounting. The Company's investment in Minda, recorded as a component of investments and other long-term assets, net on the condensed consolidated balance sheets, was $9,475 and $7,952 at September 30, 2017 and December 31, 2016, respectively. Equity in earnings of Minda included in the condensed consolidated statements of operations was $465 and $307, for the three months ended September 30, 2017 and 2016, respectively. Equity in earnings of Minda included in the condensed consolidated statements of operations was $1,200 and $603, for the nine months ended September 30, 2017 and 2016, respectively.

PST Eletrônica Ltda.

The Company had a 74% controlling interest in PST from December 31, 2011 through May 15, 2017. On May 16, 2017, the Company acquired the 26% noncontrolling interest in PST for $1,500 in cash along with earn-out consideration. The Company will be required to pay additional earn-out consideration, which is not capped, based on PST’s financial performance in either 2020 or 2021. The preliminary estimated fair value of the earn-out consideration as of the acquisition date was $10,400, which was subsequently adjusted to $10,180, and was based on discounted cash flows utilizing forecasted EBITDA in 2020 and 2021. This fair value measurement is classified within Level 3 of the fair value hierarchy. The transaction was accounted for as an equity transaction, and therefore no gain or loss was recognized in the statement of operations or comprehensive income. The noncontrolling interest balance on the May 16, 2017 acquisition date was $14,458, of which $31,453 and ($16,995) was related to the carrying value of the investment and foreign currency translation, respectively, and accordingly these amounts were reclassified to additional paid-in capital and accumulated other comprehensive loss, respectively.

The following table sets forth a summary of the change in noncontrolling interest:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Noncontrolling interest at beginning of period	$-	$14,171	$13,762	$13,310
Net loss	-	(303)	(130)	(2,009)
Foreign currency translation	-	(164)	826	2,403
Comprehensive income (loss)	-	(467)	696	394
Acquisition of noncontrolling interest	-	-	(14,458)	-
Noncontrolling interest at end of period	$-	$13,704	$-	$13,704

PST has dividends payable to former noncontrolling interest holders of $22,143 Brazilian real ($7,004) at September 30, 2017, which includes the dividend declared on May 16, 2017 of $9,610 Brazilian real ($3,092) and $1,691 Brazilian real ($535) in monetary correction. The dividend is payable on or before January 1, 2020, and is subject to monetary correction based on the Brazilian consumer price inflation index. The dividend payable related to PST is recorded within other long-term liabilities on the condensed consolidated balance sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a global designer and manufacturer of highly engineered electrical and electronic components, modules and systems primarily for the automotive, commercial, off-highway, motorcycle and agricultural vehicle markets.

On January 31, 2017, the Company acquired Exploitatiemaatschappij Berghaaf B.V. (“Orlaco”). As such, the Company’s condensed consolidated financial statements herein include the results of Orlaco from the acquisition date to September 30, 2017. On May 16, 2017, the Company also acquired the remaining 26% noncontrolling interest in PST.

Segments

We are organized by products produced and markets served. Under this structure, our continuing operations have been reported utilizing the following segments:

Control Devices. This segment includes results of operations that manufacture sensors, switches, valves and actuators.

Electronics. This segment produces electronic instrument clusters, electronic control units and driver information systems and includes the newly acquired Orlaco business, which designs and manufactures camera-based vision systems, monitors and related products using its vision processing technology.

PST. This segment includes results of operations that design and manufacture electronic vehicle alarms, convenience accessories, vehicle tracking devices and monitoring services and in-vehicle audio and video devices.

Third Quarter Overview

Net income attributable to Stoneridge, Inc. of $8.0 million, or $0.28 per diluted share, for the three months ended September 30, 2017, decreased by $2.3 million, or $0.08 per diluted share, from $10.3 million, or $0.36 per diluted share, for the three months ended September 30, 2016, primarily due to a $2.9 million higher income tax expense as a result of the valuation allowance release in the fourth quarter of 2016.  Gross profit increased by $12.8 million due to higher sales in all of our segments, the inclusion of the acquired Orlaco business, lower material and overhead costs as a percentage of sales and operating improvements.  The higher gross profit was partially offset by an increase in selling, general and administrative and design and development costs of $9.5 million and $1.8 million, respectively, primarily attributable to the acquired Orlaco business within our Electronics segment.

Net sales increased by $29.7 million, or 17.1%, compared to the third quarter of 2016 due to higher sales in each of our segments.  The increase in sales in our Control Devices segment was primarily due to increased volume in the China automotive market while the increase in sales in our Electronics segment relates substantially to the Orlaco business acquired on January 31, 2017.  Also, PST sales mostly increased due to higher monitoring product and service revenues.

At September 30, 2017 and December 31, 2016, we had cash and cash equivalents balances of $50.8 million and $50.4 million, respectively. The increase during the first nine months of 2017 was primarily due to cash flows from operations and net debt financing offset by capital expenditures and cash paid for business acquisition. At September 30, 2017 and December 31, 2016 we had $126.0 million and $67.0 million, respectively, in borrowings outstanding on our $300.0 million Credit Facility. The increase in the Credit Facility balance during the first nine months of 2017 was the result of borrowing to fund the Orlaco acquisition with a partial offset in voluntary principal payments.

Outlook

In the third quarter of 2017, the Company continued to drive financial performance through top-line growth that exceeded our underlying markets and continued operating efficiency improvement which contributed to higher, sustainable long-term margins.  Sales of our emission sensor products were strong and continued to contribute to the Company’s growth, particularly in the China market.  Also, the acquired Orlaco business performed well contributing to the growth in our Electronics segment.  The Company continues to benefit from its focus on a product portfolio with embedded intelligence.  The Company believes that focusing on intelligence products that address industry megatrends will have a positive impact on both our top-line growth and underlying margins.

We expect sales growth in our North American automotive vehicle market in 2017 related to recent product launches by our Control Devices segment despite an expected decrease of 0.6 million production units in the North American automotive vehicle market to 17.2 million units in 2017. We also expect sales growth in our China automotive market in 2017 related to our sensor products.

The North American commercial vehicle market declined in 2016, however in 2017 we expect it to remain at approximately the same level as 2016. We also expect the European commercial vehicle market in 2017 to remain at approximately the same level as 2016.

Our PST segment revenues and operating performance have begun to improve in the second half of 2017 due to the stabilization of the Brazilian economy and the automotive and consumer markets we serve. In October 2017, the International Monetary Fund (“IMF”) forecasted the Brazil gross domestic product to grow 0.7% in 2017 and 1.5% in 2018. As the Brazilian economy improves, we expect favorable movements in our served market channels that would result in improved financial performance for PST.

Other Matters

As the Company no longer has a valuation allowance against its U.S. federal, certain state and foreign deferred tax assets, its effective tax rate will be higher in 2017 as compared to 2016. Actual cash taxes paid as a percentage of income in 2017 is expected to be consistent with historical amounts.

A significant portion of our sales are outside of the United States. These sales are generated by our non-U.S. based operations, and therefore, movements in foreign currency exchange rates can have a significant effect on our results of operations, which are presented in U.S. dollars. A significant portion of our raw materials purchased by our Electronics and PST segments are denominated in U.S. dollars, and therefore movements in foreign currency exchange rates can also have a significant effect on our results of operations. The U.S. dollar weakened significantly against the Swedish krona, euro and Brazilian real in 2016 favorably impacting our material costs and our reported results. The U.S. dollar continued to weaken against these currencies in the first nine months of 2017 favorably impacting our material costs and reported results.

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

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

					Dollar
					increase /
Three months ended September 30		2017		2016	(decrease)
Net sales	$203,582	100.0%	$173,846	100.0%	$29,736
Costs and expenses:
Cost of goods sold	141,033	69.3	124,098	71.4	16,935
Selling, general and administrative	37,277	18.3	27,817	16.0	9,460
Design and development	11,976	5.9	10,151	5.8	1,825

Operating income	13,296	6.5	11,780	6.8	1,516
Interest expense, net	1,508	0.7	1,684	1.0	(176)
Equity in earnings of investee	(465)	(0.2)	(307)	(0.2)	(158)
Other expense (income), net	395	0.2	(497)	(0.3)	892
Income before income taxes	11,858	5.8	10,900	6.3	958

Provision for income taxes	3,809	1.8	919	0.5	2,890

Net income	8,049	4.0	9,981	5.8	(1,932)
Net loss attributable to
noncontrolling interest	-	-	(303)	(0.1)	303
Net income attributable to Stoneridge, Inc.	$8,049	4.0%	$10,284	5.9%	$(2,235)

Net Sales. Net sales for our reportable segments, excluding inter-segment sales, are summarized in the following table (in thousands):

					Dollar	Percent
Three months ended September 30		2017		2016	increase	increase
Control Devices	$106,842	52.5%	$103,700	59.7%	$3,142	3.0%
Electronics	71,354	35.0	47,804	27.4	23,550	49.3
PST	25,386	12.5	22,342	12.9	3,044	13.6
Total net sales	$203,582	100.0%	$173,846	100.0%	$29,736	17.1%

Our Control Devices segment net sales increased primarily as a result of increased sales volume in the China automotive, commercial vehicle, agricultural and various other markets of $3.5 million, $1.0 million, $0.1 million and $0.7 million, respectively, during the third quarter of 2017. This was partially offset by a decrease in sales volume in the North American automotive market of $2.1 million.

Our Electronics segment net sales increased primarily due to increased sales of European and North American off-highway vehicle products of $15.3 million and $3.6 million, respectively, substantially related to the acquired Orlaco business as well as an increase in sales volume in our North American commercial vehicle products of $2.9 million and a favorable foreign currency translation of $1.5 million.

Our PST segment net sales increased primarily due to an increase in monitoring product and service revenues and higher products sales volume as well as a favorable foreign currency translation that increased sales by $0.6 million, or 2.7%.

Net sales by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
Three months ended September 30		2017		2016	increase	increase
North America	$113,402	55.7%	$108,605	62.5%	$4,797	4.4%
South America	25,386	12.5	22,342	12.9	3,044	13.6
Europe and Other	64,794	31.8	42,899	24.6	21,895	51.0
Total net sales	$203,582	100.0%	$173,846	100.0%	$29,736	17.1%

The increase in North American net sales was primarily attributable to increased sales volume in our North American off-highway, commercial vehicle and various other markets of $3.6 million, $2.5 million and $0.6 million, respectively, which were offset by a decrease in sales volume in our North American automotive market of $2.1 million. The increase in net sales in South America was primarily due to an increase in monitoring product and service revenues, product sales volume as well as a favorable foreign currency translation that increased sales by $0.6 million. The increase in net sales in Europe and Other was primarily due to the increase in European off-highway vehicle product sales of $15.3 million substantially related to Orlaco as well as an increase in sales volume in our China automotive and European commercial vehicle markets of $3.5 million and $2.0 million, respectively. Additionally, sales were favorably impacted by foreign currency translation of $1.5 million offset by unfavorable pricing of $0.6 million.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased by 13.6% primarily related to an increase in net sales. Our gross margin improved by 2.1% to 30.7% for the third quarter of 2017 compared to 28.6% for the third quarter of 2016. Our material cost as a percentage of net sales decreased by 0.6% to 50.1% for the third quarter of 2017 compared to 50.7% for the third quarter of 2016. The lower direct material costs in our Electronics and PST segments resulted from favorable foreign currency movements associated with U.S. dollar denominated purchases while direct material costs as a percent of sales in our Control Devices segment decreased due to the benefit of a favorable product mix. Also, our Electronics segment was benefited by lower direct material costs and overhead as a percent of sales associated with the acquired Orlaco business. Our Electronics segment overhead as a percentage of net sales decreased by 1.8% to 12.0% for the third quarter of 2017 compared to 13.8% for the third quarter of 2016.

Our Control Devices segment gross margin improved slightly due to an increase in sales and a decrease in overhead as a percentage of net sales.

Our Electronics segment gross margin improved primarily due to lower overhead costs as a percentage of sales resulting from the Orlaco acquisition as well as lower material costs resulting from favorable movement in foreign currency exchange rates and a favorable mix related to Orlaco product sales.

Our PST segment gross margin improved due to lower overhead and direct labor costs associated with 2016 business realignment actions as well as lower direct material costs related to a favorable movement in foreign currency exchange rates and a favorable sales mix related to monitoring service increases.

Selling, General and Administrative (“SG&A”). SG&A expenses increased by $9.5 million compared to the third quarter of 2016 primarily due to higher costs in our Electronics segment substantially related to the acquisition of Orlaco of $5.6 million which includes expense of $2.2 million for the increase in fair value of earn-out consideration. Our unallocated corporate, Control Devices and PST segment’s SG&A costs also increased. Unallocated corporate SG&A costs increased due to higher wages, incentive compensation and professional fees which were offset by lower headquarter relocation costs of $0.7 million. Control Devices SG&A costs increased due to higher wages and incentive compensation. PST SG&A costs increased during the current period due to expense for the fair value of earn-out consideration of $0.5 million, an unfavorable change in foreign currency exchange rates and higher incentive compensation, which were partially offset by lower business realignment costs of $0.2 million.

Design and Development (“D&D”). D&D costs increased by $1.8 million substantially due to higher D&D costs in our Electronics segment related to the acquired Orlaco business.

Operating Income. Operating income (loss) is summarized in the following table by reportable segment (in thousands):

			Dollar	Percent
			increase /	increase /
Three months ended September 30	2017	2016	(decrease)	(decrease)
Control Devices	$16,249	$15,319	$930	6.1%
Electronics	4,896	3,735	1,161	31.1
PST	1,018	29	989	NM
Unallocated corporate	(8,867)	(7,303)	(1,564)	(21.4)
Operating income	$13,296	$11,780	$1,516	12.9%

NM – not meaningful

Our Control Devices segment operating income increased slightly primarily due to an increase in sales which were partially offset by higher SG&A costs.

Our Electronics segment operating income increased slightly primarily due to the increase in sales resulting from favorable movement in foreign currency exchange rates which were offset by higher D&D and material and labor costs, excluding the impact of the acquired Orlaco business.

Our PST segment operating income increased primarily due to higher sales and higher gross profit from a favorable sales mix of higher monitoring services. PST’s improved operating performance is expected to be sustained for the remainder of 2017.

Our unallocated corporate operating loss increased primarily due to higher wages, incentive compensation and professional fees, which were partially offset by lower headquarter relocation costs.

Operating income by geographic location is summarized in the following table (in thousands):

			Dollar	Percent
			increase /	increase /
Three months ended September 30	2017	2016	(decrease)	(decrease)
North America	$7,110	$8,852	$(1,742)	(19.7)%
South America	1,018	29	989	NM
Europe and Other	5,168	2,899	2,269	78.3
Operating income	$13,296	$11,780	$1,516	12.9%

Our North American operating results decreased primarily due to decreases in sales volume in the North American automotive market as well as higher SG&A costs, which were partially offset by increased sales volume in the off-highway and commercial vehicle markets and slightly lower D&D costs in our Control Devices segment. The improved performance in South America was primarily due to higher sales and gross profit from a favorable sales mix of higher monitoring services which were partially offset by higher SG&A costs. Our operating results in Europe and Other increased due to higher sales in our China automotive and European commercial vehicle markets which were partially offset by higher D&D and material and labor costs, excluding the impact of the Orlaco business.

Interest Expense, net. Interest expense, net decreased by $0.2 million compared to the prior year third quarter primarily due to lower PST interest expense which was partially offset by higher interest on our Credit Facility resulting from the additional borrowings to fund the Orlaco acquisition.

Equity in Earnings of Investee. Equity earnings for Minda were $0.5 million and $0.3 million for the three months ended September 30, 2017 and 2016, respectively. The increase compared to the prior period was due to higher sales and was benefited by a favorable change in foreign currency exchange rates.

Other Expense (Income), net. We record certain foreign currency transaction and forward currency hedge contract (gains) losses as a component of other expense (income), net on the condensed consolidated statement of operations. Other expense (income), net increased by $0.9 million in third quarter of 2017 compared to the third quarter of 2016 primarily due to an unfavorable change in foreign currency exchange rates in our Electronics segment partially offset by favorable foreign currency movements in our PST segment.

Provision for Income Taxes. We recognized income tax expense of $3.8 million and $0.9 million for federal, state and foreign income taxes for the third quarter of 2017 and 2016, respectively. The increase in income tax expense for the three months ended September 30, 2017 compared to the same period for 2016 was primarily due to the release of the U.S. federal, certain state and foreign valuation allowances in the fourth quarter of 2016 that were previously recorded against certain deferred tax assets. The effective tax rate increased to 32.1% in the third quarter of 2017 from 8.4% in the third quarter of 2016 primarily due to the continued strong performance of the U.S. operations, which due to a full valuation allowance, favorably impacted the effective tax rate in 2016, as well as the impact in the third quarter of 2017 of the non-deductible fair value adjustments to earn-out considerations related to the Orlaco and PST acquisitions.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

					Dollar
					increase /
Nine months ended September 30		2017		2016	(decrease)
Net sales	$617,004	100.0%	$523,365	100.0%	$93,639
Costs and expenses:
Cost of goods sold	429,890	69.7	375,705	71.8	54,185
Selling, general and administrative	107,247	17.4	82,836	15.8	24,411
Design and development	35,731	5.8	30,912	5.9	4,819

Operating income	44,136	7.1	33,912	6.5	10,224
Interest expense, net	4,436	0.7	5,038	0.9	(602)
Equity in earnings of investee	(1,200)	(0.2)	(603)	(0.1)	(597)
Other expense (income), net	1,190	0.2	(722)	(0.1)	1,912
Income before income taxes	39,710	6.4	30,199	5.8	9,511
Provision for income taxes	13,569	2.2	3,114	0.6	10,455
Net income	26,141	4.2	27,085	5.2	(944)

Net loss attributable to
noncontrolling interest	(130)	-	(2,009)	(0.4)	1,879
Net income attributable to Stoneridge, Inc.	$26,271	4.2%	$29,094	5.6%	$(2,823)

Net Sales. Net sales for our reportable segments, excluding inter-segment sales, are summarized in the following table (in thousands):

					Dollar	Percent
Nine months ended September 30		2017		2016	increase	increase
Control Devices	$339,716	55.1%	$304,957	58.3%	$34,759	11.4%
Electronics	206,769	33.5	158,201	30.2	48,568	30.7%
PST	70,519	11.4	60,207	11.5	10,312	17.1%
Total net sales	$617,004	100.0%	$523,365	100.0%	$93,639	17.9%

Our Control Devices segment net sales increased primarily as a result of new product sales and increased sales volume in the North American automotive market of $22.9 million and increased sales volume in the China automotive, commercial vehicle, agricultural and various other markets of $6.4 million, $2.9 million, $1.1 million and $1.8 million, respectively, which were offset by an unfavorable foreign currency translation of $0.5 million.

Our Electronics segment net sales increased primarily due to an increase in European and North American off-highway vehicle product sales of $39.4 million and $8.7 million, respectively, substantially related to the acquired Orlaco business as well as an increase in sales volume in our European and North American commercial vehicle products of $2.5 million and $2.8 million, respectively. These increases were partially offset by an unfavorable foreign currency translation of $4.6 million and unfavorable pricing of $1.9 million.

Our PST segment net sales increased primarily due to an increase in monitoring product and service revenues as well as a favorable foreign currency translation that increased sales by $5.9 million, or 9.9%, which were partially offset by lower product sales volume.

Net sales by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
Nine months ended September 30		2017		2016	increase	increase
North America	$358,275	58.1%	$321,973	61.5%	$36,302	11.3%
South America	70,519	11.4	60,207	11.5	10,312	17.1%
Europe and Other	188,210	30.5	141,185	27.0	47,025	33.3%
Total net sales	$617,004	100.0%	$523,365	100.0%	$93,639	17.9%

The increase in North American net sales was primarily attributable to new product sales and increased sales volumes in our North American automotive market of $22.9 million and an increase in sales volumes in North American off-highway, agricultural, commercial vehicle, and various other markets of $8.7 million, $1.0 million, $1.9 million and $1.8 million, respectively. The increase in net sales in South America was primarily due to an increase in monitoring product and service revenues as well as favorable foreign currency translation that increased sales by $5.9 million. The increase in net sales in Europe and Other was primarily due to the increase in European off-highway vehicle products of $39.4 million substantially related to Orlaco as well as an increase in sales volume in our European commercial vehicle products and China automotive market of $7.8 million and $6.4 million, respectively. These increases were partially offset by an unfavorable foreign currency translation of $5.1 million and unfavorable pricing of $1.8 million.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased by 14.4% primarily related to an increase in net sales. Our gross margin improved by 2.1% to 30.3% for the first nine months of 2017 compared to 28.2% for the first nine months of 2016. Our material cost as a percentage of net sales decreased by 1.0% to 50.5% for the first nine months of 2017 compared to 51.5% for the first nine months of 2016. The lower direct material costs in our Electronics and PST segments resulted from favorable foreign currency movements associated with U.S. dollar denominated purchases, which were partially offset by higher direct material costs as a percentage of sales in our Control Devices segment related to a change in product mix and the step up of the Orlaco inventory to fair value of $1.6 million in our Electronics segment. Also, our Electronics segment was benefited by lower direct material and overhead costs as a percentage of sales associated with the acquired Orlaco business. Our Electronics segment overhead as a percentage of net sales decreased by 0.9% to 12.3% for the first nine months of 2017 compared to 13.2% for the first nine months of 2016.

Our Control Devices segment gross margin increased slightly due to an increase in sales offset by higher material costs and higher warranty costs.

Our Electronics segment gross margin improved primarily due to lower material and overhead costs resulting from favorable movement in foreign currency exchange rates and a favorable mix related to Orlaco product sales.

Our PST segment gross margin improved due to lower direct material costs related to a favorable movement in foreign currency exchange rates and a favorable sales mix related to higher monitoring service revenues as well as lower overhead costs resulting from 2016 business realignment actions. This increase was partially offset by lower product sales volume.

Selling, General and Administrative. SG&A expenses increased by $24.4 million compared to the first nine months of 2016 primarily due to higher costs in our Electronics segment substantially related to the acquisition of Orlaco of $14.4 million which includes expense of $3.9 million for the increase in fair value of earn-out consideration. Our unallocated corporate, Control Devices and PST segments’ SG&A costs also increased, which were partially offset by a $0.9 million reduction in business realignment charges. Unallocated corporate SG&A costs increased due to higher wages, incentive compensation and professional fees as well as Orlaco transaction costs of $1.3 million. Additionally, unallocated corporate SG&A included grant income of $0.3 million (see Note 12 to our condensed consolidated financial statements) for the nine months ended September 30, 2017 compared to headquarter relocation expense of $1.0 million for the first nine months of 2016. Control Devices SG&A costs increased due to higher wages and benefits. PST SG&A costs increased during the current period due to expense for the fair value of earn-out consideration of $0.7 million, a change in foreign currency exchange rates and higher incentive compensation, which were partially offset by lower business realignment charges of $0.7 million.

Design and Development. D&D costs increased by $4.8 million primarily due to higher D&D costs in our Electronics segment related to the acquired Orlaco business and new product design and development in our Control Devices segment, which were partially offset by a $1.1 million decrease in business realignment charges primarily related to our Electronics segment.

Operating Income. Operating income (loss) is summarized in the following table by reportable segment (in thousands):

			Dollar	Percent
			increase /	increase /
Nine months ended September 30	2017	2016	(decrease)	(decrease)
Control Devices	$55,257	$47,133	$8,124	17.2%
Electronics	13,267	12,050	1,217	10.1%
PST	2,720	(4,179)	6,899	NM
Unallocated corporate	(27,108)	(21,092)	(6,016)	(28.5)%
Operating income	$44,136	$33,912	$10,224	30.1%

Our Control Devices segment operating income increased primarily due to an increase in sales, which was partially offset by higher material, warranty, SG&A and D&D costs.

Our Electronics segment operating income increased slightly primarily due to lower material costs and a decrease in business realignment costs of $1.1 million which were partially offset by higher D&D costs, excluding the impact of the acquired Orlaco business.

Our PST segment operating performance improved primarily due to higher sales, higher gross profit resulting from a favorable sales mix of higher monitoring service revenues and a $0.8 million decrease in business realignment costs. PST’s improved operating performance is expected to be sustained for the remainder of 2017.

Our unallocated corporate operating loss increased primarily due to higher wages and incentive compensation as well as Orlaco transaction costs.

Operating income (loss) by geographic location is summarized in the following table (in thousands):

			Dollar	Percent
Nine months ended September 30	2017	2016	increase	increase
North America	$28,007	$27,303	$704	2.6%
South America	2,720	(4,179)	6,899	NM
Europe and Other	13,409	10,788	2,621	24.3%
Operating income	$44,136	$33,912	$10,224	30.1%

Our North American operating results improved due to increased sales in the North American automotive market, which were partially offset by higher wages, incentive compensation, warranty and Orlaco transaction costs. The improved performance in South America was primarily due to higher sales, higher gross profit resulting from a favorable sales mix of higher monitoring service revenues and a decrease in business realignment costs. Our operating results in Europe and Other improved primarily due to higher sales of European off-highway, China automotive and European commercial vehicle products and lower material and overhead costs resulting from a favorable movement in foreign currency exchange rates.

Interest Expense, net. Interest expense, net decreased by $0.6 million compared to the first nine months of the prior year primarily due to lower PST interest expense which was partially offset by higher interest related to our Credit Facility resulting from the additional borrowings to fund the Orlaco acquisition.

Equity in Earnings of Investee. Equity earnings for Minda were $1.2 million and $0.6 million for the nine months ended September 30, 2017 and 2016, respectively. The increase compared to the prior period was due to higher sales and benefited by a favorable change in foreign currency exchange rates.

Other Expense (Income), net. We record certain foreign currency transaction and forward currency hedge contract (gains) losses as a component of other expense (income), net on the condensed consolidated statement of operations. Other expense (income), net increased by $1.9 million in first nine months of 2017 compared to the first nine months of 2016 primarily due to an unfavorable change in foreign currency exchange rates in our Electronics segment partially offset by favorable foreign currency movements in our PST segment.

Provision for Income Taxes. We recognized income tax expense of $13.6 million and $3.1 million for federal, state and foreign income taxes for the first nine months of 2017 and 2016, respectively. The increase in income tax expense for the nine months ended September 30, 2017 compared to the same period for 2016 was primarily due to the release of the U.S. federal, certain state and foreign valuation allowances in the fourth quarter of 2016 that were previously recorded against certain deferred tax assets. The effective tax rate increased to 34.2% in the first nine months of 2017 from 10.3% in the first nine months of 2016 primarily due to the continued strong performance of the U.S. operations, which due to a full valuation allowance, favorably impacted the effective tax rate in 2016, as well as the impact in the first half of 2017 of the non-deductible fair value adjustment to earn-out considerations related to the Orlaco and PST acquisitions.

Liquidity and Capital Resources

Summary of Cash Flows:

Nine months ended September 30, (in thousands)	2017	2016
Net cash provided by (used for):
Operating activities	$51,118	$37,017
Investing activities	(102,084)	(17,832)
Financing activities	47,119	(22,718)
Effect of exchange rate changes on cash and cash equivalents	4,249	(268)
Net change in cash and cash equivalents	$402	$(3,801)

Cash provided by operating activities increased primarily due to an increase in non-cash items including deferred income taxes, change in fair value of the PST and Orlaco earn-out considerations and amortization of Orlaco intangible assets. Our receivable terms and collections rates have remained consistent between periods presented.

Net cash used for investing activities increased primarily due to payments made for the acquisition of the Orlaco business as well as higher capital expenditures.

Net cash provided by financing activities increased primarily due to increased borrowings on the Credit Facility to fund the acquisition of the Orlaco business, which was partially offset by unscheduled partial repayments of our Credit Facility and the payment for the remaining noncontrolling interest in PST.

As outlined in Note 8 to our condensed consolidated financial statements, our Credit Facility permits borrowing up to a maximum level of $300.0 million which includes an accordion feature which allows the Company to increase the availability by up to $80.0 million upon the satisfaction of certain conditions. This variable rate facility provides the flexibility to refinance other outstanding debt or finance acquisitions through September 2021. The Credit Facility contains certain financial covenants that require the Company to maintain less than a maximum leverage ratio and more than a minimum interest coverage ratio. The Credit Facility also contains affirmative and negative covenants and events of default that are customary for credit arrangements of this type including covenants which place restrictions and/or limitations on the Company’s ability to borrow money, make capital expenditures and pay dividends. The Credit Facility had an outstanding balance of $126.0 million at September 30, 2017. The Company was in compliance with all covenants at September 30, 2017. The covenants included in our Credit Facility to date have not and are not expected to limit our financing flexibility. The Company expects to make additional repayments on the Credit Facility when cash exceeds the amount needed for operations.

PST maintains several long-term loans used for working capital purposes. At September 30, 2017, there was $9.5 million of PST debt outstanding.  Scheduled principal repayments on PST debt at September 30, 2017 were as follows: $4.4 million from October 2017 to September 2018, $1.2 million from October 2018 to December 2018, $2.7 million in 2019 and $0.6 million in both 2020 and 2021.

The Company's wholly owned subsidiary located in Stockholm, Sweden, has an overdraft credit line which allows overdrafts on the subsidiary's bank account up to a maximum level of 20.0 million Swedish krona, or $2.5 million, at September 30, 2017. At September 30, 2017, there was no balance outstanding on this credit line.

Although the Company's notes and credit facilities contain various covenants, the Company has not experienced a violation which would limit or preclude their use or accelerate the maturity and does not expect these covenants to restrict our financing flexibility. The Company has been and expects to continue to remain in compliance with these covenants during the term of the notes and credit facilities.

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

At September 30, 2017, we had a cash and cash equivalents balance of approximately $50.8 million, all of which was held in foreign locations. The increase from $50.4 million at December 31, 2016 was primarily due to cash provided from operating activities and net debt financing, which were offset by capital expenditures and cash paid for business acquisition during the first nine months of 2017.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2017, an evaluation was performed under the supervision and with the participation of the Company's management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the PEO and PFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three months ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting except that on January 31, 2017 the Company acquired Orlaco. As a result, the Company is currently integrating Orlaco's operations into its overall internal control over financial reporting.  Under the guidelines established by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition. Accordingly, we are excluding Orlaco from the assessment of internal control over financial reporting for 2017. However, we are extending our oversight and monitoring processes that support our internal control over financial reporting to include Orlaco’s operations.

PART II–OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in certain legal actions and claims primarily arising in the ordinary course of business. Although it is not possible to predict with certainty the outcome of these matters, we do not believe that any of the litigation in which we are currently engaged, either individually or in the aggregate, will have a material adverse effect on our business, consolidated financial position or results of operations. We are subject to a tax assessment in Brazil related to value added taxes on vehicle tracking and monitoring services for which we believe the likelihood of loss is reasonably possible, but not probable, although it may take years to resolve. In addition, we are subject to litigation regarding patent infringement. We are also subject to the risk of exposure to product liability claims in the event that the failure of any of our products causes personal injury or death to users of our products as well as product warranty and recall claims. There can be no assurance that we will not experience any material losses related to product liability, warranty or recall claims. In addition, if any of our products prove to be defective, we may be required to participate in a government-imposed or customer OEM-instituted recall involving such products. See additional details of these matters in Note 11 to the condensed consolidated financial statements.

Item 1A. Risk Factors

There have been no material changes with respect to risk factors previously disclosed in the Company's 2016 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to repurchases of Common Shares made by us during the three months ended September 30, 2017. These shares were delivered to us by employees as payment for withholding taxes due upon vesting of restricted share awards.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
7/1/17-7/31/17	978	$15.30	N/A	N/A
8/1/17-8/31/17	-	-	N/A	N/A
9/1/17-9/30/17	-	-	N/A	N/A
Total	978

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

STONERIDGE, INC.

Date: November 1, 2017	/s/ Jonathan B. DeGaynor
Jonathan B. DeGaynor President and Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2017	/s/ Robert R. Krakowiak
Robert R. Krakowiak
Chief Financial Officer and Treasurer
(Principal Financial Officer)

