Form 10-Q
period 2018-03-31
STONERIDGE INC
filed 2018-05-02
CIK 1043337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2018

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

The number of Common Shares, without par value, outstanding as of April 27, 2018 was 28,475,633.

STONERIDGE, INC. AND SUBSIDIARIES

Forward-Looking Statements

Portions of this quarterly report contain “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, our directors or officers with respect to, among other things, our (i) future product and facility expansion, (ii) acquisition or divestiture strategy, (iii) investments and new product development, (iv) growth opportunities related to awarded business, and (v) expectations related to current and future market conditions. Forward-looking statements may be identified by the words “will,” “may,” “should,” “designed to,” “believes,” “plans,” “projects,” “intends,” “expects,” “estimates,” “anticipates,” “continue,” and similar words and expressions. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other factors:

•	the reduced purchases, loss or bankruptcy of a major customer or supplier;
•	the costs and timing of business realignment, facility closures or similar actions;
•	a significant change in automotive, commercial, off-highway, motorcycle or agricultural vehicle production;
•	competitive market conditions and resulting effects on sales and pricing;
•	the impact on changes in foreign currency exchange rates on sales, costs and results, particularly the Argentinian peso, Brazilian real, Chinese renminbi, euro, Mexican peso and Swedish krona;
•	our ability to achieve cost reductions that offset or exceed customer-mandated selling price reductions;
•	customer acceptance of new products;
•	our ability to successfully launch/produce products for awarded business;
•	adverse changes in laws, government regulations or market conditions affecting our products or our customers’ products;
•	our ability to protect our intellectual property and successfully defend against assertions made against us;
•	liabilities arising from warranty claims, product recall or field actions, product liability and legal proceedings to which we are or may become a party, or the impact of product recall or field actions on our customers;
•	labor disruptions at our facilities or at any of our significant customers or suppliers;
•	the ability of our suppliers to supply us with parts and components at competitive prices on a timely basis;
•	the amount of our indebtedness and the restrictive covenants contained in the agreements governing our indebtedness, including our revolving credit facility;
•	capital availability or costs, including changes in interest rates or market perceptions;
•	the failure to achieve the successful integration of any acquired company or business;
•	risks related to a failure of our information technology systems and networks, and risks associated with current and emerging technology threats and damage from computer viruses, unauthorized access, cyber attack and other similar disruptions; and
•	those items described in Part I, Item IA (“Risk Factors”) of the Company’s 2017 Form 10-K.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(in thousands)	2018	2017
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$57,404	$66,003
Accounts receivable, less reserves of $913 and $1,109, respectively	156,513	142,438
Inventories, net	78,628	73,471
Prepaid expenses and other current assets	26,148	21,457
Total current assets	318,693	303,369

Long-term assets:
Property, plant and equipment, net	114,940	110,402
Intangible assets, net	74,699	75,243
Goodwill	39,439	38,419
Investments and other long-term assets, net	32,431	31,604
Total long-term assets	261,509	255,668
Total assets	$580,202	$559,037

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of debt	$4,160	$4,192
Accounts payable	87,095	79,386
Accrued expenses and other current liabilities	54,223	52,546
Total current liabilities	145,478	136,124

Long-term liabilities:
Revolving credit facility	116,000	121,000
Long-term debt, net	2,706	3,852
Deferred income taxes	19,605	18,874
Other long-term liabilities	36,796	35,115
Total long-term liabilities	175,107	178,841

Shareholders' equity:
Preferred Shares, without par value, 5,000 shares authorized, none issued	-	-
Common Shares, without par value, 60,000 shares authorized,
28,966 and 28,966 shares issued and 28,490 and 28,180 shares outstanding at
March 31, 2018 and December 31, 2017, respectively, with no stated value	-	-
Additional paid-in capital	227,561	228,486
Common Shares held in treasury, 476 and 786 shares at March 31, 2018
and December 31 2017, respectively, at cost	(8,505)	(7,118)
Retained earnings	105,432	92,264
Accumulated other comprehensive loss	(64,871)	(69,560)
Total shareholders' equity	259,617	244,072
Total liabilities and shareholders' equity	$580,202	$559,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Three months ended March 31, (in thousands, except per share data)	2018	2017

Net sales	$225,930	$204,311

Costs and expenses:
Cost of goods sold	157,961	143,160
Selling, general and administrative	37,261	34,266
Design and development	13,861	11,721

Operating income	16,847	15,164

Interest expense, net	1,354	1,410
Equity in earnings of investee	(521)	(180)
Other (income) expense, net	(599)	190

Income before income taxes	16,613	13,744

Provision for income taxes	3,233	4,571

Net income	13,380	9,173

Net loss attributable to noncontrolling interest	-	(30)

Net income attributable to Stoneridge, Inc.	$13,380	$9,203

Earnings per share attributable to Stoneridge, Inc.:
Basic	$0.47	$0.33
Diluted	$0.46	$0.32

Weighted-average shares outstanding:
Basic	28,249	27,917
Diluted	28,936	28,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Three months ended March 31, (in thousands)	2018	2017

Net income	$13,380	$9,173
Less: Net loss attributable to noncontrolling interest	-	(30)
Net income attributable to Stoneridge, Inc.	13,380	9,203

Other comprehensive income, net of tax attributable to Stoneridge, Inc.:
Foreign currency translation	3,894	3,063
Unrealized gain on derivatives (1)	795	317

Other comprehensive income, net of tax attributable to Stoneridge, Inc.	4,689	3,380

Comprehensive income attributable to Stoneridge, Inc.	$18,069	$12,583

(1)	Net of tax expense of $212 and $170 for the three months ended March 31, 2018 and 2017, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three months ended March 31, (in thousands)	2018	2017

OPERATING ACTIVITIES:
Net income	$13,380	$9,173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,061	5,063
Amortization, including accretion of deferred financing costs	1,807	1,472
Deferred income taxes	(243)	2,082
Earnings of equity method investee	(521)	(180)
Share-based compensation expense	1,404	2,339
Tax benefit related to share-based compensation expense	(830)	(681)
Change in fair value of earn-out contingent consideration	904	-
Changes in operating assets and liabilities, net of effect of business combination:
Accounts receivable, net	(14,821)	(18,648)
Inventories, net	(4,694)	(2,445)
Prepaid expenses and other assets	(3,647)	(4,760)
Accounts payable	7,841	15,734
Accrued expenses and other liabilities	3,030	661
Net cash provided by operating activities	9,671	9,810

INVESTING ACTIVITIES:
Capital expenditures	(10,505)	(7,265)
Proceeds from sale of fixed assets	9	-
Insurance proceeds for fixed assets	1,403	-
Business acquisition, net of cash acquired	-	(77,538)
Net cash used for investing activities	(9,093)	(84,803)

FINANCING ACTIVITIES:
Revolving credit facility borrowings	5,000	81,000
Revolving credit facility payments	(10,000)	(7,000)
Proceeds from issuance of debt	155	886
Repayments of debt	(1,378)	(4,135)
Other financing costs	-	(47)
Repurchase of Common Shares to satisfy employee tax withholding	(3,713)	(1,820)
Net cash (used for) provided by financing activities	(9,936)	68,884
Effect of exchange rate changes on cash and cash equivalents	759	629
Net change in cash and cash equivalents	(8,599)	(5,480)
Cash and cash equivalents at beginning of period	66,003	50,389

Cash and cash equivalents at end of period	$57,404	$44,909

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,438	$1,450
Cash paid for income taxes, net	$5,056	$1,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

(1) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Stoneridge, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC's rules and regulations. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's 2017 Form 10-K.

On January 31, 2017, the Company acquired Exploitatiemaatschappij Berghaaf B.V. (“Orlaco”), an electronics business which designs, manufactures and sells camera-based vision systems, monitors and related products. The acquisition was accounted for as a business combination, and accordingly, the Company’s condensed consolidated financial statements herein include the results of Orlaco from the acquisition date to March 31, 2018. See Note 4 to the condensed consolidated financial statements for additional details regarding the Orlaco acquisition.

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

(2)  Recently Issued Accounting Standards

Recently Adopted Accounting Standards

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-01, “Clarifying the Definition of a Business”.  It revises the definition of a business and provides a framework to evaluate when an input and a substantive process are present in an acquisition to be considered a business. This guidance was effective for annual periods beginning after December 15, 2017.  The Company adopted this standard on January 1, 2018 which did not have a material impact on its condensed consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, “Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory (Topic 740)”. This guidance requires that the tax effects of all intra-entity sales of assets other than inventory be recognized in the period in which the transaction occurs. The Company adopted this standard on January 1, 2018, which did not have a material impact on its condensed consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments (Topic 230)”, which provides guidance on the presentation and classification of certain cash receipts and cash payments in the statement of cash flows in order to reduce diversity in practice.  This ASU was effective for interim and annual periods beginning after December 15, 2017. The Company adopted this standard as of January 1, 2018, which did not have a material impact on its condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” and related amendments, which is the new comprehensive revenue recognition standard (collectively known as Accounting Standard Codification (“ASC”) 606) that has superseded existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. To achieve this principle, an entity identifies the contract with a customer, identifies the separate performance obligations in the contract, determines the transaction price, allocates the transaction price to the separate performance obligations and recognizes revenue when each separate performance obligation is satisfied. The new standard became effective for annual and interim periods beginning after December 15, 2017. The Company adopted this standard on January 1, 2018 using the modified retrospective transition method. Under the modified retrospective method, the Company would recognize the cumulative effect of initially applying the standard as an adjustment to opening retained earnings at the date of initial application; however, the Company did not have any material adjustments as of the date of the adoption. The Company does not expect the adoption of ASC 606 to have a material impact on its results of operations on an ongoing basis; however, the Company has expanded its disclosures consistent with the requirements of the new standard and the Company will continue to evaluate new contracts to apply the framework of ASC 606. In particular, the Company will evaluate new contracts with customers analyzing the impact, if any, on revenue from the sale of production parts, particularly in regards to material rights, variable consideration and the impact of termination clauses on the timing of revenue recognition. The majority of our revenue continues to be recognized when products are shipped from our manufacturing facilities. The Company has not changed how it accounts for reimbursable pre-production costs, currently accounted for as a reduction of costs incurred. Refer to Note 3 for the expanded revenue disclosures.

Accounting Standards Not Yet Adopted

In January 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This guidance gives entities the option to reclassify to retained earnings the tax effects resulting from the enactment of Tax Cuts and Jobs Act related to items in accumulated other comprehensive income (“AOCI”) that the FASB refers to as having been stranded in AOCI. The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted for periods for which financial statements have not yet been issued or made available for issuance, including the period the Tax Legislation was enacted. The Company will adopt this standard as of January 1, 2019, which is not expected to have a material impact on its condensed consolidated financial statements.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

(3) Revenue

The Company adopted ASC 606 using the modified retrospective method as applied to customer contracts that were not completed as of January 1, 2018. As a result, financial information for reporting periods beginning after January 1, 2018 are presented under ASC 606, while comparative financial information has not been adjusted and continues to be reported in accordance with the Company’s historical accounting policy for revenue recognition prior to the adoption of ASC 606. The Company did not record a cumulative adjustment related to the adoption of ASC 606, and the effects of the adoption were not significant.

Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally this occurs with the transfer of control of our products and services. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. The transaction price will include estimates of variable consideration to the extent it is probable that a significant reversal of revenue recognized will not occur. Incidental items that are not significant in the context of the contract are recognized as expense. The expected costs associated with our base warranties continue to be recognized as expense when the products are sold. Customer returns only occur if products do not meet the specifications of the contract and are not connected to any repurchase obligations of the Company.

The Company does not have any financing components or significant payment terms as payment occurs shortly after the point of sale. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction that are collected by the Company from a customer are excluded from revenue. Amounts billed to customers related to shipping and handling costs are included in net sales in the condensed consolidated statements of operations. Shipping and handling costs associated with outbound freight after control over a product is transferred to the customer are accounted for as a fulfillment cost and are included in cost of sales.

Revenue by Reportable Segment

Control Devices. Our Control Devices segment designs and manufactures products that monitor, measure or activate specific functions within a vehicle. This segment includes product lines such as sensors, actuators, valves and switches. We sell these products principally to the automotive market in the North American, European, and Asia Pacific markets. To a lesser extent, we also sell these products to the commercial vehicle and agricultural markets in our North America and European markets. Our customers included in these markets primarily consist of original equipment manufacturers (“OEM”) and companies supplying components directly to the OEMs (“tier one supplier”).

Electronics. Our Electronics segment designs and manufactures electronic instrument clusters, electronic control units and other driver information systems and includes the acquired Orlaco business, which designs and manufactures camera-based vision systems, monitors and related products. These products are sold principally to the commercial vehicle market primarily through our OEM and aftermarket channels in the North American and European markets, and to a lesser extent, the Asia Pacific market. The camera-based vision systems and related products are sold principally to the off-highway vehicle market in the North American and European markets.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

The following tables disaggregate our revenue by reportable segment and geographical location(1) for the period ended March 31, 2018 and 2017:

Three months ended March 31, 2018	Control Devices	Electronics	PST	Consolidated
Net Sales:
North America	$104,443	$19,986	$-	$124,429
South America	-	-	20,545	20,545
Europe	2,891	68,544	-	71,435
Asia Pacific	8,023	1,498	-	9,521
Total net sales	$115,357	$90,028	$20,545	$225,930

Three months ended March 31, 2017	Control Devices	Electronics	PST	Consolidated
Net Sales:
North America	$110,521	$12,865	$-	$123,386
South America	-	-	21,633	21,633
Europe	1,709	50,074	-	51,783
Asia Pacific	6,643	866	-	7,509
Total net sales	$118,873	$63,805	$21,633	$204,311

(1)	Company sales based on geographic location are where the sale originates not where the customer is located.

Performance Obligations

For OEM and tier one supplier customers, the Company enters into contracts with its customers to provide serial production parts that consist of a set of documents including, but not limited to, an Award Letter, Master Purchase Agreement and Master Terms and Conditions. For each production product, the Company enters into separate purchase orders that contain the product specifications and an agreed-upon price. The performance obligation does not exist until a customer release is received for a specific number of parts. The majority of the parts sold to OEM and tier one suppliers are specifically customized to the specific customer, with the exception of off-highway products that are common across all customers. The transaction price is equal to the contracted price per part and there is no expectation of material variable consideration in the transaction price. In addition, the majority of the contracts do not include an enforceable right to payment if the customer terminates the contract for convenience and therefore the revenue is recognized at a point in time based on the shipping terms. Certain customer contracts contain an enforceable right to payment if the customer terminate the contract for convenience and therefore are recognized over time using the cost to complete input method.

Our aftermarket products are focused on meeting the demand for repair and replacement parts, compliance parts and accessories and are sold primarily to aftermarket distributors and mass retailers in our South American, European, North American markets. Aftermarket products have one type of performance obligation which is the delivery of aftermarket parts and spare parts. For aftermarket customers, the Company typically has standard terms and conditions for all customers. In addition, aftermarket products have alternative use as they can be sold to multiple customers. Revenue for aftermarket part production contracts is recognized at a point in time when the control of the parts transfer to the customer which is based on the shipping terms. Aftermarket contracts may include variable consideration related to discounts and rebates and is included in the transaction price upon recognizing the product revenue.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

A small portion of the Company’s sales are comprised of monitoring services that include both monitoring devices and fees to individual, corporate, fleet and cargo customers in our PST segment. These monitoring service contracts are generally not capable of being distinct and are accounted for a single performance obligation. We recognize revenue for our monitoring products and services contracts over the life of the contract. There is no variable consideration associated with these contracts. The Company has the right to consideration from a customer in the amount that corresponds directly with the value to the customer of the entity’s performance to date. Therefore the Company recognizes revenue over time using the practical expedient ASC 606-10-55-18 in the amount the Company has a “right to invoice” rather than selecting an output or input method.

Contract Balances

The Company had no material contract assets, contract liabilities or capitalized contract acquisition costs as of March 31, 2018.

(4) Acquisition of Orlaco

On January 31, 2017, Stoneridge B.V., an indirect wholly-owned subsidiary of Stoneridge, Inc., entered into and closed an agreement to acquire Orlaco. Orlaco designs, manufactures and sells camera-based vision systems, monitors and related electronic products primarily to the heavy off-road machinery, commercial vehicle, lifting crane and warehousing and logistics industries.  Stoneridge and Orlaco jointly developed the MirrorEye mirror replacement system, which is a system solution to improve the safety and fuel economy of commercial vehicles.  The MirrorEye system integrates Orlaco’s vision processing technology and Stoneridge’s driver information capabilities as well as the combined software capabilities of both businesses. The acquisition of Orlaco enhances Stoneridge’s Electronics segment global technical capabilities in vision systems and facilitates entry into new markets.

The aggregate consideration for the Orlaco acquisition on January 31, 2017 was €74,939 ($79,675), which included customary estimated adjustments to the purchase price. The Company paid €67,439 ($71,701) in cash, and €7,500 ($7,974) is held in an escrow account for a period of eighteen months to secure the payment obligations of the seller under the terms of the purchase agreement. The purchase price is subject to certain customary adjustments set forth in the purchase agreement. The escrow amount will be transferred promptly following the completion of the escrow period. The Company may also be required to pay an additional amount up to €7,500 as contingent consideration (“earn-out consideration”) if certain performance targets are achieved during the first two years.

The acquisition date fair value of the total consideration transferred consisted of the following:

Cash	$79,675
Fair value of earn-out consideration and other adjustments	4,208
Total purchase price	$83,883

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

The following table summarizes the fair value of the assets acquired and liabilities assumed at the acquisition date (including measurement period adjustments). Based upon information obtained, certain of the fair value amounts previously estimated were adjusted during the measurement period.  These measurement period adjustments related to updated valuation reports and appraisals received from our external valuation specialists, as well as revisions to internal estimates. At March 31, 2018, the purchase price and associated allocation reflects the final valuation results and purchase price adjustments. There were no changes in estimates recorded during the quarter ended March 31, 2018.

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

The Company recognized $1,218 of acquisition related costs in the condensed consolidated statement of operations as a component of selling, general and administrative (“SG&A”) expense for the three months ended March 31, 2017. There were no acquisition related costs for the three months ended March 31, 2018.

Included in the Company's statement of operations for the three months ended March 31, 2018 and 2017 are post-acquisition sales and net income of $11,100 and $600, respectively, related to Orlaco which are included in results of the Electronics segment. The Company’s statement of operations for the three months ended March 31, 2017 included $979 of expense in cost of goods sold (“COGS”) associated with the step-up of the Orlaco inventory to fair value. The Company’s statement of operations for the three months ended March 31, 2018 included $369 of expense for the fair value adjustment for earn-out consideration in SG&A expenses.

The following unaudited pro forma information reflects the Company’s condensed consolidated results of operations as if the acquisition had taken place on January 1, 2017. The unaudited pro forma information is not necessarily indicative of the results of operations that the Company would have reported had the transaction actually occurred at the beginning of these periods, nor is it necessarily indicative of future results.

Three months ended March 31,	2017
Net sales	$209,341
Net income attributable to Stoneridge, Inc. and subsidiaries	$9,307

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

	March 31,	December 31,
	2018	2017
Raw materials	$48,311	$47,588
Work-in-progress	8,095	5,806
Finished goods	22,222	20,077
Total inventories, net	$78,628	$73,471

Inventory valued using the FIFO method was $59,021 and $54,837 at March 31, 2018 and December 31, 2017, respectively. Inventory valued using the average cost method was $19,607 and $18,634 at March 31, 2018 and December 31, 2017, respectively.

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

Derivative Instruments and Hedging Activities

On March 31, 2018, the Company had open foreign currency forward contracts which are used solely for hedging and not for speculative purposes. Management believes that its use of these instruments to reduce risk is in the Company's best interest.  The counterparties to these financial instruments are financial institutions with investment grade credit ratings.

Foreign Currency Exchange Rate Risk

The Company conducts business internationally and therefore is exposed to foreign currency exchange rate risk. The Company uses derivative financial instruments as cash flow and fair value hedges to manage its exposure to fluctuations in foreign currency exchange rates by reducing the effect of such fluctuations on foreign currency denominated intercompany transactions, inventory purchases and other foreign currency exposures. The currencies hedged by the Company during 2018 and 2017 included the euro and Mexican peso. In addition, the Company hedged the U.S. dollar against the Swedish krona and euro on behalf of its European subsidiaries in 2018.

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

The Company's foreign currency forward contracts offset a portion of the gains and losses on the underlying foreign currency denominated transactions as follows:

Euro-denominated Foreign Currency Forward Contract

At March 31, 2018 and December 31, 2017, the Company held foreign currency forward contracts with underlying notional amount of $1,486, to reduce the exposure related to the Company's euro-denominated intercompany loans. The current contract expires in June 2018. The euro-denominated foreign currency forward contract was not designated as a hedging instrument. The Company recognized a loss of $20 and $19 for the three months ended March 31, 2018 and 2017, respectively, in the condensed consolidated statements of operations as a component of other expense, net related to the euro-denominated contract.

U.S. dollar-denominated Foreign Currency Forward Contracts – Cash Flow Hedges

The Company entered into on behalf of one of its European Electronics subsidiaries whose functional currency is the Swedish krona, U.S. dollar-denominated currency contracts with a notional amount at March 31, 2018 of $5,800 which expire ratably on a monthly basis from April 2018 through December 2018. There were no such contracts at December 31, 2017.

The Company entered into on behalf of one of its European Electronics subsidiaries whose functional currency is the euro, U.S. dollar-denominated currency contracts with a notional amount at March 31, 2018 of $1,600 which expire ratably on a monthly basis from April 2018 through December 2018. There were no such contracts at December 31, 2017.

The Company evaluated the effectiveness of the U.S. dollar-denominated foreign currency forward contracts held as of March 31, 2018 and concluded that the hedges were highly effective.

Mexican Peso-denominated Foreign Currency Forward Contracts – Cash Flow Hedge

The Company holds Mexican peso-denominated foreign currency forward contracts with notional amounts at March 31, 2018 of $6,043 which expire ratably on a monthly basis from April 2018 through December 2018, compared to a notional amount of $9,143 at December 31, 2017.

The Company evaluated the effectiveness of the Mexican peso-denominated foreign currency forward contracts held as of March 31, 2018 and December 31, 2017 and concluded that the hedges were highly effective.

The notional amounts and fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

			Prepaid expenses		Accrued expenses and
	Notional amounts (A)		and other current assets		other current liabilities
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2018	2017	2018	2017	2018	2017
Derivatives designated as hedging instruments:
Cash flow hedges:
Forward currency contracts	$13,443	$9,143	$786	$-	$-	$221
Derivatives not designated as hedging instruments:
Forward currency contracts	$1,486	$1,486	$-	$-	$68	$48

(A)	Notional amounts represent the gross contract of the derivatives outstanding in U.S. dollars.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

Gross amounts recorded for the cash flow hedges in other comprehensive income (loss) and in net income for the three months ended March 31 are as follows:

			Gain (loss) reclassified from
	Gain (loss) recorded in other		other comprehensive income
	comprehensive income (loss)		(loss) into net income (A)
	2018	2017	2018	2017
Derivatives designated as cash flow hedges:
Forward currency contracts	$1,159	$516	$(152)	$29

(A)	Gains and losses reclassified from other comprehensive income (loss) into net income were recognized in cost of goods sold in the Company's condensed consolidated statements of operations.

The net deferred gain of $786 on the cash flow hedge derivatives will be reclassified from other comprehensive income (loss) to the condensed consolidated statements of operations through December 2018.

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

		March 31, 2018			December 31, 2017
		Fair values estimated using
		Level 1	Level 2	Level 3
	Fair value	inputs	inputs	inputs	Fair value
Financial assets carried at fair value:
Forward currency contracts	$786	$-	$786	$-	$-
Total financial assets carried at fair value	$786	$-	$786	$-	$-

Financial liabilities carried at fair value:
Forward currency contracts	$68	$-	$68	$-	$269
Earn-out consideration	21,905	-	-	21,905	20,746
Total financial liabilities carried at fair value	$21,973	$-	$68	$21,905	$21,015

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

The following table sets forth a summary of the change in fair value of the Company’s Level 3 financial liabilities related to earn-out consideration that are measured at fair value on a recurring basis.

	Orlaco	PST	Total
Balance at December 31, 2017	$8,637	$12,109	$20,746
Change in fair value	369	535	904
Foreign currency adjustments	235	20	255
Balance at March 31, 2018	$9,241	$12,664	$21,905

The earn-out consideration obligations related to Orlaco and PST are recorded within other long-term liabilities on the condensed consolidated balance sheet.

The increase in fair value of earn-out consideration related to the Orlaco acquisition is primarily due to actual performance exceeding forecasted performance as well as the reduced time from the current period end to the payment date and foreign currency. The Orlaco earn-out consideration has reached the capped amount of €7,500 as of the quarter ended March 31, 2018. The increase in fair value of earn-out consideration for PST was due to the reduced time from the current period end to the payment date as well as foreign currency translation. The fair value of the Orlaco and PST earn-out consideration is based on forecasted EBITDA during the performance periods.

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the three months ended March 31, 2018.

Except for the fair value of assets acquired and liabilities assumed related to the Orlaco acquisition discussed in Note 3, there were no non-recurring fair value measurements for the periods presented.

(7) Share-Based Compensation

Compensation expense for share-based compensation arrangements, which is recognized in the condensed consolidated statements of operations as a component of SG&A expenses, was $1,404 and $2,339 for the three months ended March 31, 2018 and 2017, respectively. The three months ended March 31, 2018 included expenses related to higher attainment of performance based awards which was offset by the forfeiture of certain grants associated with employee resignations. The three months ended March 31, 2017 included expenses related to higher attainment of performance based awards and accelerated expense associated with the retirement of eligible employees.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

(8) Debt

Debt consisted of the following at March 31, 2018 and December 31, 2017:

	March 31,	December 31,	Interest rates at
	2018	2017	March 31, 2018	Maturity
Revolving Credit Facility
Credit Facility	$116,000	$121,000	2.92% - 5.00%	September 2021

Debt
PST short-term obligations	1,647	-	11.46%	March 2019
PST long-term notes	5,204	8,016	9.0% - 11.84%	2019-2021
Other	15	28
Total debt	6,866	8,044
Less: current portion	(4,160)	(4,192)
Total long-term debt, net	$2,706	$3,852

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

Borrowings outstanding on the Credit Facility were $116,000 and $121,000 at March 31, 2018 and December 31, 2017, respectively. Borrowings decreased under the Credit Facility due to voluntary principal repayments.

The Company was in compliance with all Credit Facility covenants at March 31, 2018 and December 31, 2017.

The Company also has outstanding letters of credit of $2,008 at March 31, 2018 and December 31, 2017.

Debt

PST maintains several short-term obligations and long-term notes used for working capital purposes which have fixed or variable interest rates. The weighted-average interest rates of short term and long-term debt of PST at March 31, 2018 was 11.5% and 10.3%.  Depending on the specific note, interest is payable either monthly or annually. Principal repayments on PST debt at March 31, 2018 are as follows: $4,145 from April 2018 through March 2019, $1,552 from April 2019 through December 2019, $602 in 2020 and $552 in 2021. PST was in compliance with all debt covenants at March 31, 2018 and December 31, 2016.

The Company's wholly-owned subsidiary located in Stockholm, Sweden, has an overdraft credit line which allows overdrafts on the subsidiary's bank account up to a maximum level of 20,000 Swedish krona, or $2,398 and $2,439, at March 31, 2018 and December 31, 2017, respectively. At March 31, 2018 and December 31, 2017, there was no balance outstanding on this overdraft credit line.

(9) Earnings Per Share

Basic earnings per share was computed by dividing net income by the weighted-average number of Common Shares outstanding for each respective period. Diluted earnings per share was calculated by dividing net income by the weighted-average of all potentially dilutive Common Shares that were outstanding during the periods presented. As the Company adopted ASU 2016-09 on January 1, 2017 utilizing the prospective transition method, the weighted-average dilutive Common Shares calculation excludes the excess tax benefit from the treasury stock method for the three months ended March 31, 2018 and 2017.

Weighted-average Common Shares outstanding used in calculating basic and diluted earnings per share were as follows:

Three months ended March 31	2018	2017
Basic weighted-average Common Shares outstanding	28,249,420	27,916,652
Effect of dilutive shares	686,610	663,545
Diluted weighted-average Common Shares outstanding	28,936,030	28,580,197

There were no performance-based restricted Common Shares outstanding at March 31, 2018 or 2017. There were 622,960 and 750,720 performance-based right to receive Common Shares outstanding at March 31, 2018 and 2017, respectively. The right to receive Common Shares are included in the computation of diluted earnings per share based on the number of Common Shares that would be issuable if the end of the quarter were the end of the contingency period.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

(10) Changes in Accumulated Other Comprehensive Loss by Component

Changes in accumulated other comprehensive loss for the three months ended March 31, 2018 and 2017 were as follows:

	Foreign	Unrealized
	currency	gain (loss)
	translation	on derivatives	Total
Balance at January 1, 2018	$(69,417)	$(143)	$(69,560)

Other comprehensive income before reclassifications	3,894	915	4,809
Amounts reclassified from accumulated other comprehensive loss	-	(120)	(120)
Net other comprehensive income, net of tax	3,894	795	4,689
Balance at March 31, 2018	$(65,523)	$652	$(64,871)

Balance at January 1, 2017	$(67,895)	$(18)	$(67,913)

Other comprehensive income before reclassifications	3,063	336	3,399
Amounts reclassified from accumulated other comprehensive loss	-	(19)	(19)
Net other comprehensive income, net of tax	3,063	317	3,380
Balance at March 31, 2017	$(64,832)	$299	$(64,533)

(11)  Commitments and Contingencies

In the ordinary course of business, the Company is subject to a broad range of claims and legal proceedings that relate to contractual allegations, product liability, tax audits, patent infringement, employment-related matters and environmental matters. The Company establishes accruals for matters which it believes that losses are probable and can be reasonably estimable. Although it is not possible to predict with certainty the outcome of these matters, the Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on its condensed consolidated results of operations or financial position.

As a result of environmental studies performed at the Company’s former facility located in Sarasota, Florida, the Company became aware of soil and groundwater contamination at the site. The Company engaged an environmental engineering consultant to assess the level of contamination and to develop a remediation and monitoring plan for the site. Soil remediation at the site was completed during the year ended December 31, 2010. A remedial action plan was approved by the Florida Department of Environmental Protection and groundwater remediation began in the fourth quarter of 2015. During the three months ended March 31, 2018 and 2017, environmental remediation costs incurred were immaterial. At March 31, 2018 and December 31, 2017, the Company accrued a remaining undiscounted liability of $132 and $265, respectively, related to future remediation costs. At March 31, 2018 and December 31, 2017, $132 and $253, respectively, were recorded as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheets while the remaining amount was recorded as a component of other long-term liabilities. Costs associated with the recorded liability will be incurred to complete the groundwater remediation, with the balance relating to monitoring costs to be incurred over multiple years. The recorded liability is based on assumptions in the remedial action plan. Although the Company sold the Sarasota facility and related property in December 2011, the liability to remediate the site contamination remains the responsibility of the Company. Due to the ongoing site remediation, the Company is currently required to maintain a $1,489 letter of credit for the benefit of the buyer.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

Royal v. Stoneridge, Inc. et al. was a legal proceeding in the United States District Court for the Western District of Oklahoma, Case No. 5:14-cv-01410-F.  Plaintiffs filed this putative class action against the Company, Stoneridge Control Devices, Inc., and others on December 19, 2014.  Plaintiffs alleged that the Company was involved in the vertical chain of manufacture, distribution, and sale of a CD that was incorporated into Dodge Ram trucks purchased by Plaintiffs between 1999 and 2006.  Plaintiffs alleged that the Company and Stoneridge Control Devices, Inc. breached various express and implied warranties, including the implied warranty of merchantability. The putative class consisted of all owners of vehicles equipped with the subject CD, which includes various Dodge Ram trucks and other manual transmission vehicles manufactured from 1997–2007, which Plaintiffs alleged is more than one million vehicles.  On September 28, 2017, the Company reached an agreement with Plaintiffs to settle the matter. Under the terms of the settlement, which was approved by the Court on January 30, 2018, the Company will provide a replacement CD to each member of the settlement class who files a claim form with evidence of eligibility to participate. The terms of the settlement do not require the Company to provide members of the settlement class with any cash payments or to reimburse any installation costs associated with replacement of the CDs. Counsel for Plaintiffs and the settlement class were awarded attorneys’ fees and costs in an amount of $375. Counsel for Plaintiffs and the settlement class were also awarded incentive payments to each of the three named Plaintiffs in an amount of $5 each. The Company previously accrued $525 as of December 31, 2017 related to this matter. In February 2018, the Company paid the attorneys’ fees and costs and the awarded incentive payments in the amount of $375 and $15, respectively. The total cost of the settlement remains uncertain because it is difficult to predict how many members of the proposed settlement class will request a replacement CD. The Company believes the likelihood of loss is probable and therefore the remaining amount accrued of $93 as of March 31, 2018 within accrued expenses and other current liabilities is an estimate of exposure for potential settlement class members that may request a replacement CD.

On May 24, 2013, the State Revenue Services of São Paulo issued a tax deficiency notice against PST claiming that the vehicle tracking and monitoring services it provides should be classified as communication services, and therefore subject to the State Value Added Tax – ICMS. The State Revenue Services assessment imposed the 25.0% ICMS tax on all revenues of PST related to the vehicle tracking and monitoring services rendered during the period from January 2009 through December 2010. The Company believes that the vehicle tracking and monitoring services are non-communication services, as defined under Brazilian tax law, subject to the municipal ISS tax, not communication services subject to state ICMS tax as claimed by the State Revenue Services of São Paulo. The Brazil Administrative Court issued a final ruling on February 27, 2018 in PST’s favor for the period from January 2009 through December 2010, therefore there is no possibility that the State of Sao Paulo can appeal this judgement and the likelihood of loss is not probable. As a result of the above, as of March 31, 2018 and December 31, 2017, no accrual has been recorded with respect to the tax assessment.

PST has civil, labor and other tax contingencies for which the likelihood of loss is deemed to be reasonably possible, but not probable, by the Company’s legal advisors in Brazil. As a result, no provision has been recorded with respect to these contingencies, which amounted to R$38,100 ($11,500) and R$33,800 ($10,200) at March 31, 2018 and December 31, 2017, respectively. An unfavorable outcome on these contingencies could result in significant cost to PST and adversely affect its results of operations.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

Loss recoveries related to the damage of inventory and incremental costs included in costs of sales were not significant for the three months ended March 31, 2018 and 2017, respectively. There were no loss recoveries and insurance gain contingencies recognized in the three months ended March 31, 2018 and 2017 related to the damage of property, plant and equipment included within SG&A expense.  As of December 31, 2017, the Company had confirmation of the open insurance claim and recorded a receivable of $1,644. The cash payment was subsequently collected in January 2018. Cash proceeds related to the damage of inventory and incremental costs were $241 and $500 for the three months ended March 31, 2018 and 2017, respectively, and are included in cash flows from operating activities. Cash proceeds related to the damage of property, plant and equipment of $1,403 are included in cash flows from investing activities for the three months ended March 31, 2018.

Product Warranty and Recall

Amounts accrued for product warranty and recall claims are established based on the Company's best estimate of the amounts necessary to settle existing and future claims on products sold as of the balance sheet dates. These accruals are based on several factors including past experience, production changes, industry developments and various other considerations including insurance coverage. The Company can provide no assurances that it will not experience material claims or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued or beyond what the Company may recover from its suppliers. The current portion of product warranty and recall is included as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheets. Product warranty and recall included $3,347 and $3,112 of a long-term liability at March 31, 2018 and December 31, 2017, respectively, which is included as a component of other long-term liabilities in the condensed consolidated balance sheets.

The following provides a reconciliation of changes in product warranty and recall liability:

Three months ended March 31	2018	2017
Product warranty and recall at beginning of period	$9,978	$9,344
Accruals for products shipped during period	2,274	1,503
Assumed warranty liability related to Orlaco	-	1,462
Aggregate changes in pre-existing liabilities due to claim developments	387	1,572
Settlements made during the period	(1,772)	(2,314)
Foreign currency translation	(19)	97
Product warranty and recall at end of period	$10,848	$11,664

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

Business realignment charges by reportable segment were as follows:

Three months ended March 31	2018	2017
PST (A)	$222	$171
Total business realignment charges	$222	$171

(A)	Severance costs for the three months ended March 31, 2018 related to SG&A were $222. Severance costs for the three months ended March 31, 2017 related to COGS and SG&A were $90 and $81, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

Business realignment charges classified by statement of operations line item were as follows:

Three months ended March 31	2018	2017
Cost of goods sold	$-	$90
Selling, general and administrative	222	81
Total business realignment charges	$222	$171

(13) Income Taxes

The Company computes its consolidated income tax provision each quarter based on an estimated annual effective tax rate (“EAETR”), as required. The Company is required to reduce deferred tax assets by a valuation allowance if, based on all available evidence, it is considered more likely than not that some portion or all of the benefit of the deferred tax assets will not be realized in future periods. The Company also records the income tax impact of certain discrete, unusual or infrequently occurring items including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.

When a company maintains a valuation allowance in a particular jurisdiction, no net income tax expense (benefit) will typically be provided on income (loss) for that jurisdiction on an annual basis. Jurisdictions with projected income that maintain a valuation allowance typically will form part of EAETR calculation discussed above. However, jurisdictions with a projected loss for the year that maintain a valuation allowance are excluded from the projected annual effective income tax rate calculation. Instead, the income tax expense for these jurisdictions is computed separately.

The actual year to date income tax expense is the product of the most current projected annual effective income tax rate and the actual year to date pre-tax income adjusted for any discrete tax items. The income tax expense for a particular quarter, except for the first quarter, is the difference between the year to date calculation of income tax expense and the year to date calculation for the prior quarter.

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

The Company recognized income tax expense of $3,233 and $4,571 for U.S. federal, state and foreign income taxes for the three months ended March 31, 2018 and 2017, respectively.  The decrease in income tax expense for the three months ended March 31, 2018 compared to the same period for 2017 was primarily related to the impact of the Tax Cuts and Jobs Act (“Tax Legislation”) enacted in the United States on December 22, 2017. The effective tax rate decreased to 19.5% in the first quarter of 2018 from 33.3% in the first quarter of 2017 primarily due the impact of the Tax Legislation compared to the same period in 2017.

The Company has recognized the estimated impact of the Tax Legislation to its 2018 tax position in its EAETR calculation. The Company continues to examine the potential impact of certain provisions of the Tax Legislation that could affect its 2018 EAETR, including the provisions related to global intangible low-taxed income (“GILTI”), foreign derived intangible income (“FDII”) and the base erosion and anti-abuse tax (“BEAT”). Accordingly, the Company's 2018 EAETR may change in subsequent interim periods as additional analysis is completed.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

The Tax Legislation significantly revises the U.S. corporate income tax by, among other things, lowering corporate income tax rates imposing a one-time transition tax on deemed repatriated earnings of foreign subsidiaries, imposing a base erosion and anti-abuse tax, and imposing a tax on global intangible low taxed income. Pursuant to the guidance within SEC Staff Accounting Bulletin No. 118 (“SAB 118”), as of December 31, 2017, the Company continues to analyze certain aspects of the Tax Legislation and refine its assessment, the ultimate impact of the Tax Legislation may differ from these estimates due to continued analysis or further regulatory guidance that may be issued as a result of the Tax Legislation.

(14) Segment Reporting

Operating segments are defined as components of an enterprise that are evaluated regularly by the Company's chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the Chief Executive Officer.

The Company has three reportable segments, Control Devices, Electronics, and PST, which also represent its operating segments. The Control Devices reportable segment produces sensors, switches, valves and actuators. The Electronics reportable segment produces electronic instrument clusters, electronic control units and other driver information systems and includes the Orlaco business which designs and manufactures camera-based vision systems, monitors and related products using its vision processing technology. The PST reportable segment designs and manufactures electronic vehicle security alarms, convenience accessories, vehicle tracking devices and monitoring services and in-vehicle audio and video devices.

The accounting policies of the Company's reportable segments are the same as those described in Note 2, “Summary of Significant Accounting Policies” of the Company's 2017 Form 10-K. The Company's management evaluates the performance of its reportable segments based primarily on revenues from external customers and operating income. Inter-segment sales are accounted for on terms similar to those to third parties and are eliminated upon consolidation.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

A summary of financial information by reportable segment is as follows:

Three months ended March 31,	2018	2017
Net Sales:
Control Devices	$115,357	$118,873
Inter-segment sales	2,181	783
Control Devices net sales	117,538	119,656
Electronics (D)	90,028	63,805
Inter-segment sales	10,472	11,356
Electronics net sales	100,500	75,161
PST	20,545	21,633
Inter-segment sales	2	-
PST net sales	20,547	21,633
Eliminations	(12,655)	(12,139)
Total net sales	$225,930	$204,311
Operating Income (Loss):
Control Devices	$17,879	$19,084
Electronics (D)	7,880	5,557
PST	150	579
Unallocated Corporate (A)	(9,062)	(10,056)
Total operating income	$16,847	$15,164
Depreciation and Amortization:
Control Devices	$2,795	$2,699
Electronics (D)	2,291	1,572
PST	2,505	2,088
Unallocated Corporate	197	99
Total depreciation and amortization (B)	$7,788	$6,458
Interest Expense, net:
Control Devices	$19	$54
Electronics	34	38
PST	338	572
Unallocated Corporate	963	746
Total interest expense, net	$1,354	$1,410
Capital Expenditures:
Control Devices	$5,746	$3,447
Electronics (D)	2,773	2,351
PST	1,259	884
Unallocated Corporate(C)	727	583
Total capital expenditures	$10,505	$7,265

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

	March 31,	December 31,
	2018	2017
Total Assets:
Control Devices	$174,608	$164,632
Electronics	276,252	252,324
PST	99,102	100,382
Corporate (C)	366,349	377,657
Eliminations	(336,109)	(335,958)
Total assets	$580,202	$559,037

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

The following tables present net sales and long-term assets for each of the geographic areas in which the Company operates:

Three months ended March 31	2018	2017
Net Sales:
North America	$124,429	$123,386
South America	20,545	21,633
Europe and Other (D)	80,956	59,292
Total net sales	$225,930	$204,311

	March 31,	December 31,
	2018	2017
Long-term Assets:
North America	$93,615	$89,997
South America	57,430	58,989
Europe and Other	110,464	106,682
Total long-term assets	$261,509	$255,668

(D) The amount for 2017 includes two months of net sales from the acquisition date of January 31, 2017 related to Orlaco which is disclosed in Note 4.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

(15) Investments

Minda Stoneridge Instruments Ltd.

The Company has a 49% interest in Minda Stoneridge Instruments Ltd. (“Minda”), a company based in India that manufactures electronics, instrumentation equipment and sensors primarily for the motorcycle and commercial vehicle markets. The investment is accounted for under the equity method of accounting. The Company's investment in Minda, recorded as a component of investments and other long-term assets, net on the condensed consolidated balance sheets, was $10,452 and $10,131 at March 31, 2018 and December 31, 2017, respectively. Equity in earnings of Minda included in the condensed consolidated statements of operations was $521 and $180, for the three months ended March 31, 2018 and 2017, respectively.

PST Eletrônica Ltda.

The Company had a 74% controlling interest in PST from December 31, 2011 through May 15, 2017. On May 16, 2017, the Company acquired the 26% noncontrolling interest in PST for $1,500 in cash along with earn-out consideration. The Company will be required to pay additional earn-out consideration, which is not capped, based on PST’s financial performance in either 2020 or 2021. The preliminary estimated fair value of the earn-out consideration as of the acquisition date was $10,180 and was based on discounted cash flows utilizing forecasted EBITDA in 2020 and 2021. This fair value measurement is classified within Level 3 of the fair value hierarchy. The transaction was accounted for as an equity transaction, and therefore no gain or loss was recognized in the statement of operations or comprehensive income. The noncontrolling interest balance on the May 16, 2017 acquisition date was $14,458, of which $31,453 and ($16,995) was related to the carrying value of the investment and foreign currency translation, respectively, and accordingly these amounts were reclassified to additional paid-in capital and accumulated other comprehensive loss, respectively. As a result of the acquisition, there was no noncontrolling interest for the period of December 31, 2017 to March 31, 2018.

The following table sets forth a summary of the change in noncontrolling interest in 2017:

Three months ended March 31,	2017
Noncontrolling interest at beginning of period	$13,762
Net loss	(30)
Foreign currency translation	757
Comprehensive income (loss)	727
Acquisition of noncontrolling interest	-
Noncontrolling interest at end of period	$14,489

PST has dividends payable to former noncontrolling interest holders of $22,579 Brazilian real ($6,833) and $22,330 Brazilian real ($6,742) as of March 31, 2018 and December 31, 2017, respectively. The dividends payable balance as March 31, 2018 includes $249 Brazilian real ($75) in monetary correction for the quarter to date March 31, 2018 period. The dividend is payable on or before January 1, 2020, and is subject to monetary correction based on the Brazilian consumer price inflation index. The dividend payable related to PST is recorded within other long-term liabilities on the condensed consolidated balance sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a global designer and manufacturer of highly engineered electrical and electronic components, modules and systems primarily for the automotive, commercial, off-highway, motorcycle and agricultural vehicle markets.

On January 31, 2017, the Company acquired Exploitatiemaatschappij Berghaaf B.V. (“Orlaco”). As such, the Company’s condensed consolidated financial statements herein include the results of Orlaco from the acquisition date to March 31, 2018. On May 16, 2017, the Company also acquired the remaining 26% noncontrolling interest in PST.

Segments

We are organized by products produced and markets served. Under this structure, our continuing operations have been reported utilizing the following segments:

Control Devices. This segment includes results of operations that manufacture sensors, switches, valves and actuators.

Electronics. This segment produces electronic instrument clusters, electronic control units and other driver information systems and includes the Orlaco business, which designs and manufactures camera-based vision systems, monitors and related products using its vision processing technology.

PST. This segment includes results of operations that design and manufacture electronic vehicle alarms, convenience accessories, vehicle tracking devices and monitoring services and in-vehicle audio and video devices.

First Quarter Overview

Net income attributable to Stoneridge, Inc. of $13.4 million, or $0.46 per diluted share, for the three months ended March 31, 2018, increased by $4.2 million, or $0.14 per diluted share, from $9.2 million, or $0.32 per diluted share, for the three months ended March 31, 2017. Electronics segment’s higher sales resulted in increased gross profit of $6.8 million.  The higher gross profit was partially offset by an increase in selling, general and administrative and design and development costs of $3.0 million and $2.1 million, respectively, primarily attributable to the full quarter impact of the acquired Orlaco business within our Electronics segment. In addition, income tax expense decreased by $1.3 million as a result of the impact of the enactment of the Tax Cuts and Jobs Act (“Tax Legislation”) in the fourth quarter of 2017.

Net sales increased by $21.6 million, or 10.6%, compared to the first quarter of 2017 due to higher sales in our Electronics segment slightly offset by decrease in sales in our Control Devices and PST segments. The increase in sales in our Electronics segment was due to increased off-highway vehicle products substantially due to the acquisition of the Orlaco business and an increase in sales volume in our European and North American commercial vehicle products. The decrease in sales in our Control Devices segment was primarily due to planned program volume reductions in the North American automotive market. Also, PST sales decreased slightly due to lower product sales in the mass retailer channel partially offset by higher monitoring product and service revenues.

At March 31, 2018 and December 31, 2017, we had cash and cash equivalents balances of $57.4 million and $66.0 million, respectively. The decrease during the first three months of 2018 was primarily due to the repayment of outstanding debt and capital expenditures being partially offset by cash flows from operations. At March 31, 2018 and December 31, 2017 we had $116.0 million and $121.0 million, respectively, in borrowings outstanding on our $300.0 million Credit Facility. The decrease in the Credit Facility balance during the first three months of 2018 was the result of voluntary principal repayments.

Outlook

In the first quarter of 2018, the Company continued to drive financial performance through top-line growth that exceeded our underlying markets and continued operating efficiency improvement which contributed to higher, sustainable long-term margins.  Sales of our emission sensor products and front-axle disconnect actuators were strong and continued to contribute to the Company’s growth.  Also, the Orlaco business performed well contributing to the growth in our Electronics segment.  The Company believes that focusing on products that address industry megatrends will have a positive impact on both our top-line growth and underlying margins.

The North American automotive market is expected to increase 0.2 million production units to 17.2 million units in 2018, which should favorably impact our Control Devices segment. We also expect continued sales growth in our China automotive market in 2018 related to our sensor products.

The North American commercial vehicle market increased in 2017 and we expect it to increase again in 2018. We also expect the European commercial vehicle market in 2018 to remain at approximately the same level as 2017.

Our PST segment revenues and operating performance in the first quarter of 2018 was consistent with the first quarter of 2017, due to the stabilization of the Brazilian economy and the automotive and consumer markets we serve. In April 2018, the International Monetary Fund (“IMF”) forecasted the Brazil gross domestic product to grow 2.3% in 2018 and 2.5% in 2019. As the Brazilian economy continues to improve, we expect favorable movements in our served market channels that should result in improved financial performance for PST.

Other Matters

As a result of the impact of the enactment of the Tax Legislation in the fourth quarter of 2017, our effective tax rate will be lower in 2018 as compared to 2017.

A significant portion of our sales are outside of the United States. These sales are generated by our non-U.S. based operations, and therefore, movements in foreign currency exchange rates can have a significant effect on our results of operations, which are presented in U.S. dollars. A significant portion of our raw materials purchased by our Electronics and PST segments are denominated in U.S. dollars, and therefore movements in foreign currency exchange rates can also have a significant effect on our results of operations. The U.S. dollar weakened against the Swedish krona, euro and Brazilian real in 2017 favorably impacting our material costs and our reported results. The U.S. dollar continued to weaken against the euro in the first three months of 2018, favorably impacting our material costs and reported results while the U.S. Dollar strengthened against the Swedish krona, unfavorably impacting our material costs and reported results. The foreign currency impact of the Brazilian real remained consistent throughout the first quarter of 2018.

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

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

					Dollar
					increase /
Three months ended March 31	2018		2017		(decrease)
Net sales	$225,930	100.0%	$204,311	100.0%	$21,619
Costs and expenses:
Cost of goods sold	157,961	69.9	143,160	70.1	14,801
Selling, general and administrative	37,261	16.5	34,266	16.8	2,995
Design and development	13,861	6.1	11,721	5.7	2,140
Operating income	16,847	7.5	15,164	7.4	1,683
Interest expense, net	1,354	0.6	1,410	0.7	(56)
Equity in earnings of investee	(521)	(0.2)	(180)	(0.1)	(341)
Other (income) expense, net	(599)	(0.3)	190	0.1	(789)
Income before income taxes	16,613	7.4	13,744	6.7	2,869
Provision for income taxes	3,233	1.4	4,571	2.2	(1,338)
Net income	13,380	5.9	9,173	4.5	4,207
Net loss attributable to noncontrolling interest	-	-	(30)	-	30
Net income attributable to Stoneridge, Inc.	$13,380	5.9%	$9,203	4.5%	$4,177

Net Sales. Net sales for our reportable segments, excluding inter-segment sales, are summarized in the following table (in thousands):

					Dollar	Percent
Three months ended March 31	2018		2017		increase / (decrease)	increase / (decrease)
Control Devices	$115,357	51.1%	$118,873	58.2%	$(3,516)	(3.0)%
Electronics	90,028	39.8	63,805	31.2	26,223	41.1
PST	20,545	9.1	21,633	10.6	(1,088)	(5.0)
Total net sales	$225,930	100.0%	$204,311	100.0%	$21,619	10.6%

Our Control Devices segment net sales decreased primarily as a result of decreased sales volume in the North American automotive of $8.3 million as a result of planned program volume reductions partially offset by an increase in sales volume in commercial vehicle, China automotive and favorable foreign currency translation of $3.3 million, $1.0 million and $0.7 million respectively.

Our Electronics segment net sales increased primarily due to increased sales of European and North American off-highway vehicle products of $6.3 million and $4.0 million, respectively, substantially related to the Orlaco business as well as an increase in sales volume in our European and North American commercial vehicle products of $5.2 million and $4.9 million, respectively, and a favorable foreign currency translation of $6.1 million.

Our PST segment net sales decreased primarily due to a lower volumes in our mass retailer channel as well as an unfavorable foreign currency translation that decreased sales by $0.7 million, or 3.3%. This reduction was partially offset by a slight increase in monitoring product and service revenues.

Net sales by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
Three months ended March 31	2018		2017		increase / (decrease)	increase / (decrease)
North America	$124,429	55.1%	$123,386	60.4%	$1,043	0.8%
South America	20,545	9.1	21,633	10.6	(1,088)	(5.0)
Europe and Other	80,956	35.8	59,292	29.0	21,664	36.5
Total net sales	$225,930	100.0%	$204,311	100.0%	$21,619	10.6%

The increase in North American net sales was primarily attributable to increased sales volume in our North American commercial vehicle and off-highway markets of $6.9 million and $4.0 million, respectively, which were offset by a decrease in sales volume in our North American automotive of $8.3 million resulting from planned program volume reductions. The decrease in net sales in South America was primarily due to a decrease in product sales volume as well as an unfavorable foreign currency translation that decreased sales by $0.7 million, or 3.3%, partially offset by a slight increase in monitoring product and service revenues. The increase in net sales in Europe and Other was primarily due to the increase in our European commercial vehicle and European off-highway markets of $7.0 million and $6.3 million, respectively as well as an increase in sales volume in our China automotive market of $1.0 million. Additionally, Europe and Other sales were favorably impacted by foreign currency translation of $6.6 million offset by unfavorable pricing of $0.8 million on products nearing the end of product life.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased by 10.3% primarily related to an increase in net sales. Our gross margin improved by 0.2% to 30.1% for the first quarter of 2018 compared to 29.9% for the first quarter of 2017. Our material cost as a percentage of net sales decreased by 0.5% to 51.2% for the first quarter of 2018 compared to 50.7% for the first quarter of 2017. The lower direct material costs in our Electronics and PST segment resulted from favorable product mix. The higher direct material costs in our Control Devices segment resulted from unfavorable product mix. Overhead as a percentage of net sales decreased by 0.8% to 13.6% for the first quarter of 2018 compared to 14.4% for the first quarter of 2017.

Our Control Devices segment gross margin improved slightly due to a decrease in overhead as a percentage of net sales offset by a decrease in sales.

Our Electronics segment gross margin decreased primarily due to higher overhead costs as a percentage of sales, offset by higher sales and a favorable mix related to Orlaco product sales.

Our PST segment gross margin improved due to a favorable sales mix related to higher monitoring service fees and lower audio products which resulted in lower direct material costs as a percentage of sales.

Selling, General and Administrative (“SG&A”). SG&A expenses increased by $3.0 million compared to the first quarter of 2017 primarily due to higher costs in our Electronics segment due to higher wages, professional services and an increase in expense for the fair value of the Orlaco earn-out consideration of $0.4 million. Our Control Devices and PST segment’s SG&A costs also increased and were mostly offset by a decrease in unallocated corporate SG&A costs. Control Devices SG&A costs increased due to higher direct support charges for procurement and manufacturing support. PST SG&A costs increased during the current period due to expense for the fair value of earn-out consideration of $0.5 million. Unallocated corporate SG&A costs decreased primarily due to higher allocation of direct support costs to operating segments for procurement and manufacturing support due to the centralization of these activities as well as lower incentive compensation costs which were partially offset by higher base compensation costs.

Design and Development (“D&D”). D&D costs increased by $2.1 million primarily due to higher D&D costs in our Electronics segment related to lower customer reimbursements and for higher vision product related D&D spending of $1.0 and $0.8 million, respectively.

Operating Income. Operating income (loss) is summarized in the following table by reportable segment (in thousands):

			Dollar	Percent
			increase /	increase /
Three months ended March 31	2018	2017	(decrease)	(decrease)
Control Devices	$17,879	$19,084	$(1,205)	(6.3)%
Electronics	7,880	5,557	2,323	41.8
PST	150	579	(429)	(74.1)
Unallocated corporate	(9,062)	(10,056)	994	9.9
Operating income	$16,847	$15,164	$1,683	11.1%

Our Control Devices segment operating income decreased slightly primarily due to lower sales and higher SG&A and D&D costs partially related to program launches.

Our Electronics segment operating income increased primarily due to the higher sales offset by higher overhead costs, higher SG&A, partially due to $0.4 million of expense for the fair value of earn-out consideration this quarter as well as higher D&D related to product launch and investment in development activities.

Our PST segment operating income decreased primarily due to a decrease in sales and higher SG&A costs due to the expense for the fair value of earn-out consideration of $0.5 million this quarter.

Our unallocated corporate operating loss decreased primarily due to higher allocations of direct support costs to operating segments for procurement and manufacturing activities due to the centralization of these activities as well as lower incentive compensation costs which were offset by higher base compensation costs.

Operating income by geographic location is summarized in the following table (in thousands):

			Dollar	Percent
			increase /	increase /
Three months ended March 31	2018	2017	(decrease)	(decrease)
North America	$8,294	$9,450	$(1,156)	(12.2)%
South America	150	579	(429)	(74.1)
Europe and Other	8,403	5,135	3,268	63.6
Operating income	$16,847	$15,164	$1,683	11.1%

Our North American operating results decreased primarily due to lower sales volume in the North American automotive market as well as higher SG&A costs, which were partially offset by increased sales volume in the off-highway and commercial vehicle markets. The decrease in operating income in South America was primarily due a decrease in product sales and higher SG&A costs offset by slightly higher sales and gross profit from a favorable sales mix of higher monitoring services. Our operating results in Europe and Other increased due to higher sales in our European off-highway and commercial vehicle markets which were partially offset by higher D&D and material and labor costs.

Interest Expense, net. Interest expense, net decreased by $0.1 million compared to the prior year first quarter primarily due to lower PST interest expense which was substantially offset by higher interest expense on our Credit Facility.

Equity in Earnings of Investee. Equity earnings for Minda were $0.5 million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively. The increase compared to the prior period was due to higher sales which was offset by an unfavorable change in foreign currency exchange rates.

Other (Income) Expense, net. We record certain foreign currency transaction and forward currency hedge contract (gains) losses as a component of other expense (income), net on the condensed consolidated statement of operations. Other expense net decreased by $0.8 million to other income of $0.6 million in first quarter of 2018 compared to other expense of $0.2 million the first quarter of 2017 primarily due to a favorable change in foreign currency exchange rates in our Electronics segment.

Provision for Income Taxes. We recognized income tax expense of $3.3 million and $4.6 million for federal, state and foreign income taxes for the first quarter of 2018 and 2017, respectively. The decrease in income tax expense for the three months ended March 31, 2018 compared to the same period for 2017 was primarily due to enactment of the Tax Legislation in the fourth quarter of 2017. The effective tax rate decreased to 19.5% in the first quarter of 2018 from 33.3% in the first quarter of 2017 primarily due to the impact of the enactment of the Tax Legislation.

Liquidity and Capital Resources

Summary of Cash Flows:

			Dollar
			increase /
Three months ended March 31, (in thousands)	2018	2017	(decrease)
Net cash provided by (used for):
Operating activities	$9,671	$9,810	$(139)
Investing activities	(9,093)	(84,803)	75,710
Financing activities	(9,936)	68,884	(78,820)
Effect of exchange rate changes on cash and cash equivalents	759	629	130
Net change in cash and cash equivalents	$(8,599)	$(5,480)	$(3,119)

Cash provided by operating activities decreased slightly compared to the first quarter of 2017 primarily due to an increase in net income being offset by a higher use of cash to fund working capital levels. Our receivable terms and collections rates have remained consistent between periods presented.

Net cash used for investing activities decreased primarily due to the business acquisition of Orlaco in the first quarter of 2017 partially offset by higher capital expenditures and cash provided for insurance proceeds for fixed assets in 2018.

Net cash provided by financing activities decreased primarily due the significant decrease in borrowing activity on our Credit Facility as we borrowed $77.3 million to fund the acquisition of the Orlaco business in the first quarter of 2017, which was partially offset by an increase in voluntary principal repayments of our Credit Facility.

As outlined in Note 8 to our condensed consolidated financial statements, our Credit Facility permits borrowing up to a maximum level of $300.0 million which includes an accordion feature which allows the Company to increase the availability by up to $80.0 million upon the satisfaction of certain conditions. This variable rate facility provides the flexibility to refinance other outstanding debt or finance acquisitions through September 2021. The Credit Facility contains certain financial covenants that require the Company to maintain less than a maximum leverage ratio and more than a minimum interest coverage ratio. The Credit Facility also contains affirmative and negative covenants and events of default that are customary for credit arrangements of this type including covenants which place restrictions and/or limitations on the Company’s ability to borrow money, make capital expenditures and pay dividends. The Credit Facility had an outstanding balance of $116.0 million at March 31, 2018. The Company was in compliance with all covenants at March 31, 2018. The covenants included in our Credit Facility to date have not and are not expected to limit our financing flexibility. The Company expects to make additional repayments on the Credit Facility when cash exceeds the amount needed for operations.

PST maintains several long-term loans used for working capital purposes. At March 31, 2018, there was $6.9 million of PST debt outstanding.  Scheduled principal repayments on PST debt at March 31, 2018 were as follows: $4.1 million from April 2018 to March 2019, $1.6 million from April 2019 to December 2019, $0.6 million in 2020 and $0.6 million in both 2021.

The Company's wholly owned subsidiary located in Stockholm, Sweden, has an overdraft credit line which allows overdrafts on the subsidiary's bank account up to a maximum level of 20.0 million Swedish krona, or $2.4 million, at March 31, 2018. At March 31, 2018, there was no balance outstanding on this credit line.

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

At March 31, 2018, we had a cash and cash equivalents balance of approximately $57.4 million, all of which was held in foreign locations. The decrease in cash from $66.0 million at December 31, 2017 was primarily due to the voluntary principal repayments of outstanding debt and capital expenditures partially offset by cash flows from operations.

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

Critical Accounting Policies and Estimates

The Company's critical accounting policies, which include management's best estimates and judgments, are included in Part II, Item 7, to the consolidated financial statements of the Company's 2017 Form 10-K. These accounting policies are considered critical as disclosed in the Critical Accounting Policies and Estimates section of Management's Discussion and Analysis of the Company's 2017 Form 10-K because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates. There have been no significant changes in our significant accounting policies or critical accounting estimates during the first quarter of 2018, with the exception of revenue recognition. See Note 3, "Revenue," to the condensed consolidated financial statements in this Form 10-Q.

Information regarding other significant accounting policies is included in Note 2 to our consolidated financial statements in Item 8 of Part II of the Company’s 2017 Form 10-K.

Inflation and International Presence

Given the current economic conditions of countries and recent fluctuations in certain foreign currency exchange rates and commodity prices, we believe that a negative change in such items could significantly affect our profitability.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk presented within Part II, Item 7A of the Company's 2017 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2018, an evaluation was performed under the supervision and with the participation of the Company's management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the PEO and PFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three months ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in certain legal actions and claims primarily arising in the ordinary course of business. Although it is not possible to predict with certainty the outcome of these matters, we do not believe that any of the litigation in which we are currently engaged, either individually or in the aggregate, will have a material adverse effect on our business, consolidated financial position or results of operations. We are subject to litigation regarding civil, labor, and other tax contingencies in our PST segment for which we believe the likelihood of loss is reasonably possible, but not probably, although these claims might take years to resolve. In addition, we are subject to litigation regarding patent infringement. We are also subject to the risk of exposure to product liability claims in the event that the failure of any of our products causes personal injury or death to users of our products as well as product warranty and recall claims. There can be no assurance that we will not experience any material losses related to product liability, warranty or recall claims. In addition, if any of our products prove to be defective, we may be required to participate in a government-imposed or customer OEM-instituted recall involving such products. See additional details of these matters in Note 11 to the condensed consolidated financial statements.

Item 1A. Risk Factors

There have been no material changes with respect to risk factors previously disclosed in the Company's 2017 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to repurchases of Common Shares made by us during the three months ended March 31, 2018. These shares were delivered to us by employees as payment for withholding taxes due upon vesting of restricted share awards.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
1/1/18-1/31/18	163	$24.12	N/A	N/A
2/1/18-2/28/18	-	-	N/A	N/A
3/1/18-3/31/18	135,324	27.41	N/A	N/A
Total	135,487

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

STONERIDGE, INC.

Date: May 2, 2018	/s/ Jonathan B. DeGaynor
Jonathan B. DeGaynor President and Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2018	/s/ Robert R. Krakowiak
Robert R. Krakowiak
Chief Financial Officer and Treasurer
(Principal Financial Officer)

