Form 10-Q
period 2018-06-30
STONERIDGE INC
filed 2018-08-01
CIK 1043337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2018

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

The number of Common Shares, without par value, outstanding as of July 27, 2018 was 28,482,746.

STONERIDGE, INC. AND SUBSIDIARIES

Forward-Looking Statements

Portions of this quarterly report on Form 10-Q contain “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report and may include statements regarding the intent, belief or current expectations of the Company, our directors or officers with respect to, among other things, our (i) future product and facility expansion, (ii) acquisition or divestiture strategy, (iii) investments and new product development, (iv) growth opportunities related to awarded business, and (v) expectations related to current and future market conditions. Forward-looking statements may be identified by the words “will,” “may,” “should,” “designed to,” “believes,” “plans,” “projects,” “intends,” “expects,” “estimates,” “anticipates,” “continue,” and similar words and expressions. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other factors:

•	the reduced purchases, loss or bankruptcy of a major customer or supplier;
•	the costs and timing of business realignment, facility closures or similar actions;
•	a significant change in automotive, commercial, off-highway, motorcycle or agricultural vehicle production;
•	competitive market conditions and resulting effects on sales and pricing;
•	the impact on changes in foreign currency exchange rates on sales, costs and results, particularly the Argentinian peso, Brazilian real, Chinese renminbi, euro, Mexican peso and Swedish krona;
•	our ability to achieve cost reductions that offset or exceed customer-mandated selling price reductions;
•	customer acceptance of new products;
•	our ability to successfully launch/produce products for awarded business;
•	adverse changes in laws, government regulations or market conditions, including tariffs, affecting our products or our customers’ products;
•	our ability to protect our intellectual property and successfully defend against assertions made against us;
•	liabilities arising from warranty claims, product recall or field actions, product liability and legal proceedings to which we are or may become a party, or the impact of product recall or field actions on our customers;
•	labor disruptions at our facilities or at any of our significant customers or suppliers;
•	the ability of our suppliers to supply us with parts and components at competitive prices on a timely basis, including the impact of potential tariffs and trade considerations on their operations and output;
•	the amount of our indebtedness and the restrictive covenants contained in the agreements governing our indebtedness, including our revolving credit facility;
•	capital availability or costs, including changes in interest rates or market perceptions;
•	the failure to achieve the successful integration of any acquired company or business;
•	risks related to a failure of our information technology systems and networks, and risks associated with current and emerging technology threats and damage from computer viruses, unauthorized access, cyber attack and other similar disruptions; and
•	those items described in Part I, Item IA (“Risk Factors”) of the Company’s 2017 Form 10-K.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(in thousands)	2018	2017
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$58,965	$66,003
Accounts receivable, less reserves of $1,106 and $1,109, respectively	147,729	142,438
Inventories, net	80,232	73,471
Prepaid expenses and other current assets	29,056	21,457
Total current assets	315,982	303,369

Long-term assets:
Property, plant and equipment, net	111,245	110,402
Intangible assets, net	66,006	75,243
Goodwill	37,389	38,419
Investments and other long-term assets, net	30,024	31,604
Total long-term assets	244,664	255,668
Total assets	$560,646	$559,037

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of debt	$3,184	$4,192
Accounts payable	84,461	79,386
Accrued expenses and other current liabilities	60,358	52,546
Total current liabilities	148,003	136,124

Long-term liabilities:
Revolving credit facility	110,000	121,000
Long-term debt, net	1,790	3,852
Deferred income taxes	17,767	18,874
Other long-term liabilities	25,040	35,115
Total long-term liabilities	154,597	178,841

Shareholders' equity:
Preferred Shares, without par value, 5,000 shares authorized, none issued	-	-
Common Shares, without par value, 60,000 shares authorized,
28,966 and 28,966 shares issued and 28,483 and 28,180 shares outstanding at
June 30, 2018 and December 31, 2017, respectively, with no stated value	-	-
Additional paid-in capital	228,856	228,486
Common Shares held in treasury, 483 and 786 shares at June 30, 2018
and December 31 2017, respectively, at cost	(8,911)	(7,118)
Retained earnings	120,552	92,264
Accumulated other comprehensive loss	(82,451)	(69,560)
Total shareholders' equity	258,046	244,072
Total liabilities and shareholders' equity	$560,646	$559,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2018	2017	2018	2017

Net sales	$220,602	$209,111	$446,532	$413,422

Costs and expenses:
Cost of goods sold	153,184	145,697	311,145	288,857
Selling, general and administrative	35,256	35,704	72,517	69,970
Design and development	12,981	12,034	26,842	23,755

Operating income	19,181	15,676	36,028	30,840

Interest expense, net	1,170	1,518	2,524	2,928
Equity in earnings of investee	(665)	(555)	(1,186)	(735)
Other expense (income), net	(264)	605	(863)	795

Income before income taxes	18,940	14,108	35,553	27,852

Provision for income taxes	3,820	5,189	7,053	9,760

Net income	15,120	8,919	28,500	18,092

Net loss attributable to noncontrolling interest	-	(100)	-	(130)

Net income attributable to Stoneridge, Inc.	$15,120	$9,019	$28,500	$18,222

Earnings per share attributable to Stoneridge, Inc.:
Basic	$0.53	$0.32	$1.01	$0.65
Diluted	$0.52	$0.32	$0.99	$0.64

Weighted-average shares outstanding:
Basic	28,449	28,133	28,349	28,026
Diluted	28,978	28,517	28,907	28,531

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30.
(in thousands)	2018	2017	2018	2017

Net income	$15,120	$8,919	$28,500	$18,092
Less: Net loss attributable to noncontrolling interest	-	(100)	-	(130)
Net income attributable to Stoneridge, Inc.	15,120	9,019	28,500	18,222

Other comprehensive income (loss), net of tax attributable to Stoneridge, Inc.:
Foreign currency translation	(17,421)	6,276	(13,527)	9,339
Unrealized gain (loss) on derivatives (1)	(159)	(7)	636	310
Other comprehensive income (loss), net of tax attributable to Stoneridge, Inc.	(17,580)	6,269	(12,891)	9,649

Comprehensive income (loss) attributable to Stoneridge, Inc.	$(2,460)	$15,288	$15,609	$27,871

(1)	Net of tax benefit of $(41) and $(3) for the three months ended June 30, 2018 and 2017, respectively. Net of tax expense of $171 and $167 for the six months ended June 30, 2018 and 2017, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six months ended June 30, (in thousands)	2018	2017

OPERATING ACTIVITIES:
Net income	$28,500	$18,092
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,535	10,538
Amortization, including accretion of deferred financing costs	3,503	3,200
Deferred income taxes	1,765	5,450
Earnings of equity method investee	(1,186)	(735)
Gain on sale of fixed assets	(18)	(4)
Share-based compensation expense	2,838	4,065
Tax benefit related to share-based compensation expense	(879)	(758)
Change in fair value of earn-out contingent consideration	1,417	2,347
Changes in operating assets and liabilities, net of effect of business combination:
Accounts receivable, net	(11,594)	(13,494)
Inventories, net	(10,610)	(6,739)
Prepaid expenses and other assets	(8,417)	(4,174)
Accounts payable	8,678	11,675
Accrued expenses and other liabilities	3,379	(2,442)
Net cash provided by operating activities	28,911	27,021

INVESTING ACTIVITIES:
Capital expenditures	(16,845)	(15,167)
Proceeds from sale of fixed assets	41	20
Insurance proceeds for fixed assets	1,403	-
Business acquisition, net of cash acquired	-	(77,538)
Net cash used for investing activities	(15,401)	(92,685)

FINANCING ACTIVITIES:
Acquisition of noncontrolling interest, including transaction costs	-	(1,796)
Revolving credit facility borrowings	26,500	84,000
Revolving credit facility payments	(37,500)	(19,000)
Proceeds from issuance of debt	273	1,901
Repayments of debt	(2,459)	(6,174)
Other financing costs	-	(61)
Repurchase of Common Shares to satisfy employee tax withholding	(4,242)	(2,207)
Net cash (used for) provided by financing activities	(17,428)	56,663

Effect of exchange rate changes on cash and cash equivalents	(3,120)	2,832
Net change in cash and cash equivalents	(7,038)	(6,169)
Cash and cash equivalents at beginning of period	66,003	50,389

Cash and cash equivalents at end of period	$58,965	$44,220

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,679	$2,755
Cash paid for income taxes, net	$7,967	$3,424

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

(1) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Stoneridge, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC's rules and regulations. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's 2017 Form 10-K.

On January 31, 2017, the Company acquired Exploitatiemaatschappij Berghaaf B.V. (“Orlaco”), an electronics business which designs, manufactures and sells camera-based vision systems, monitors and related products. The acquisition was accounted for as a business combination, and accordingly, the Company’s condensed consolidated financial statements herein include the results of Orlaco from the acquisition date to June 30, 2018. See Note 4 to the condensed consolidated financial statements for additional details regarding the Orlaco acquisition.

The Company had a 74% controlling interest in PST Electronica Ltda. (“PST”) from December 31, 2011 through May 15, 2017. On May 16, 2017, the Company acquired the remaining 26% noncontrolling interest in PST, which was accounted for as an equity transaction. As such, PST is now a wholly owned subsidiary as of May 16, 2017. See Note 15 to the condensed consolidated financial statements for additional details regarding the acquisition of PST’s noncontrolling interest.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” and related amendments, which is the new comprehensive revenue recognition standard (collectively known as Accounting Standard Codification (“ASC”) 606) that has superseded existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. To achieve this principle, an entity identifies the contract with a customer, identifies the separate performance obligations in the contract, determines the transaction price, allocates the transaction price to the separate performance obligations and recognizes revenue when each separate performance obligation is satisfied. The Company adopted this standard on January 1, 2018 using the modified retrospective transition method. Under the modified retrospective method, the Company would have recognized the cumulative effect of initially applying the standard as an adjustment to opening retained earnings at the date of initial application; however, the Company did not have any material adjustments as of the date of the adoption. The Company does not expect the adoption of ASC 606 to have a material impact on its results of operations on an ongoing basis; however, the Company has expanded its disclosures consistent with the requirements of the new standard and the Company will continue to evaluate new contracts to apply the framework of ASC 606. In particular, the Company will evaluate new contracts with customers analyzing the impact, if any, on revenue from the sale of production parts, particularly in regards to material rights, variable consideration and the impact of termination clauses on the timing of revenue recognition. The majority of our revenue continues to be recognized when products are shipped from our manufacturing facilities. The Company has not changed how it accounts for reimbursable pre-production costs, currently accounted for as a reduction of costs incurred. Refer to Note 3 for the expanded revenue disclosures.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments”, which requires measurement and recognition of expected credit losses for financial assets held and requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses. ASU 2016-13 is effective for public business entities for annual periods beginning after December 15, 2019, and early adoption is permitted for annual periods beginning after December 15, 2018. The Company is currently evaluating the impact of its pending adoption of ASU 2016-13 on the consolidated financial statements. The Company will adopt this standard as of January 1, 2020 and it is not expected to have a material impact on its condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which will require that a lessee recognize assets and liabilities on the balance sheet for all leases with a lease term of more than twelve months, with the result being the recognition of a right of use asset and a lease liability.  The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The Company expects to adopt this standard as of January 1, 2019.  The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from current GAAP. The Company continues to evaluate the impact of adopting this standard on its condensed consolidated financial statements, which will require right of use assets and lease liabilities to be recorded in the condensed consolidated balance sheet for operating leases.

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

Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally this occurs with the transfer of control of our products and services, which is usually when the parts are shipped or delivered to the customer’s premises. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. The transaction price will include estimates of variable consideration to the extent it is probable that a significant reversal of revenue recognized will not occur. Incidental items that are not significant in the context of the contract are recognized as expense. The expected costs associated with our base warranties continue to be recognized as expense when the products are sold. Customer returns only occur if products do not meet the specifications of the contract and are not connected to any repurchase obligations of the Company.

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

Revenue by Reportable Segment

Control Devices. Our Control Devices segment designs and manufactures products that monitor, measure or activate specific functions within a vehicle. This segment includes product lines such as sensors, actuators, valves and switches. We sell these products principally to the automotive market in the North American, European, and Asia Pacific regions. To a lesser extent, we also sell these products to the commercial vehicle and agricultural markets in our North America and European markets. Our customers included in these markets primarily consist of original equipment manufacturers (“OEM”) and companies supplying components directly to the OEMs (“tier one supplier”).

Electronics. Our Electronics segment designs and manufactures electronic instrument clusters, electronic control units and other driver information systems and includes the acquired Orlaco business, which designs and manufactures camera-based vision systems, monitors and related products. These products are sold principally to the commercial vehicle market primarily through our OEM and aftermarket channels in the North American and European regions, and to a lesser extent, the Asia Pacific region. The camera-based vision systems and related products are sold principally to the off-highway vehicle market in the North American and European regions.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

The following tables disaggregate our revenue by reportable segment and geographical location(1) for the periods ended June 30, 2018 and 2017:

Three months ended June 30	Control Devices		Electronics		PST		Consolidated
Net Sales:	2018	2017	2018	2017	2018	2017	2018	2017
North America	$98,564	$105,485	$22,321	$16,002	$-	$-	$120,885	$121,487
South America	-	-	-	-	20,333	23,500	20,333	23,500
Europe	3,669	1,939	67,411	55,258	-	-	71,080	57,197
Asia Pacific	7,723	6,577	581	350	-	-	8,304	6,927
Total net sales	$109,956	$114,001	$90,313	$71,610	$20,333	$23,500	$220,602	$209,111

Six months ended June 30	Control Devices		Electronics		PST		Consolidated
Net Sales:	2018	2017	2018	2017	2018	2017	2018	2017
North America	$203,007	$216,006	$42,307	$28,867	$-	$-	$245,314	$244,873
South America	-	-	-	-	40,878	45,133	40,878	45,133
Europe	6,560	3,648	135,955	105,332	-	-	142,515	108,980
Asia Pacific	15,746	13,220	2,079	1,216	-	-	17,825	14,436
Total net sales	$225,313	$232,874	$180,341	$135,415	$40,878	$45,133	$446,532	$413,422

(1)	Company sales based on geographic location are where the sale originates not where the customer is located.

Performance Obligations

For OEM and tier one supplier customers, the Company typically enters into contracts with its customers to provide serial production parts that consist of a set of documents including, but not limited to, an award letter, master purchase agreement and master terms and conditions. For each production product, the Company enters into separate purchase orders that contain the product specifications and an agreed-upon price. The performance obligation does not exist until a customer release is received for a specific number of parts. The majority of the parts sold to OEM and tier one suppliers are specifically customized to the specific customer, with the exception of off-highway products that are common across all customers. The transaction price is equal to the contracted price per part and there is no expectation of material variable consideration in the transaction price. For most customer contracts, the Company does not have an enforceable right to payment at any time prior to when the parts are shipped or delivered to the customer; therefore, the Company recognizes revenue at the point in time it satisfies a performance obligation by transferring control of a part to the customer. Certain customer contracts contain an enforceable right to payment if the customer terminates the contract for convenience and therefore are recognized over time using the cost to complete input method.

Our aftermarket products are focused on meeting the demand for repair and replacement parts, compliance parts and accessories and are sold primarily to aftermarket distributors and mass retailers in our South American, European and North American markets. Aftermarket products have one type of performance obligation which is the delivery of aftermarket parts and spare parts. For aftermarket customers, the Company typically has standard terms and conditions for all customers. In addition, aftermarket products have alternative use as they can be sold to multiple customers. Revenue for aftermarket part production contracts is recognized at a point in time when the control of the parts transfer to the customer which is based on the shipping terms. Aftermarket contracts may include variable consideration related to discounts and rebates and is included in the transaction price upon recognizing the product revenue.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

A small portion of the Company’s sales are comprised of monitoring services that include both monitoring devices and fees to individual, corporate, fleet and cargo customers in our PST segment. These monitoring service contracts are generally not capable of being distinct and are accounted for as a single performance obligation. We recognize revenue for our monitoring products and services contracts over the life of the contract. There is no variable consideration associated with these contracts. The Company has the right to consideration from a customer in the amount that corresponds directly with the value to the customer of the Company’s performance to date. Therefore the Company recognizes revenue over time using the practical expedient ASC 606-10-55-18 in the amount the Company has a “right to invoice” rather than selecting an output or input method.

Contract Balances

The Company had no material contract assets, contract liabilities or capitalized contract acquisition costs as of June 30, 2018.

(4) Acquisition of Orlaco

On January 31, 2017, Stoneridge B.V., an indirect wholly-owned subsidiary of Stoneridge, Inc., entered into and closed an agreement to acquire Orlaco. Orlaco designs, manufactures and sells camera-based vision systems, monitors and related electronic products primarily to the heavy off-road machinery, commercial vehicle, lifting crane and warehousing and logistics industries.  Stoneridge and Orlaco jointly developed the MirrorEye mirror replacement system, which is a system solution to improve the safety and fuel economy of commercial vehicles.  The MirrorEye system integrates Orlaco’s vision processing technology and Stoneridge’s driver information capabilities as well as the combined software capabilities of both businesses. The acquisition of Orlaco enhances our Electronics segment’s global technical capabilities in vision systems and facilitates entry into new markets.

The aggregate consideration for the Orlaco acquisition on January 31, 2017 was €74,939 ($79,675), which included customary estimated adjustments to the purchase price. The Company is required to pay an additional amount up to €7,500 ($8,762) as contingent consideration (“earn-out consideration”) if certain performance targets are achieved during the first two years.

The acquisition date fair value of the total consideration transferred consisted of the following:

Cash	$79,675
Fair value of earn-out consideration and other adjustments	4,208
Total purchase price	$83,883

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

Refer to the Company’s 2017 Form 10-K for additional information on the acquisition including the fair value of assets acquired and liabilities assumed on the acquisition date and the fair value measurement methods and classifications.

The Company recognized $41 and $1,259 of acquisition related costs in the condensed consolidated statement of operations as a component of selling, general and administrative (“SG&A”) expense for the three and six months ended June 30, 2017, respectively. There were no acquisition related costs for the three and six months ended June 30, 2018.

Included in the Company's statement of operations for the three months ended June 30, 2017 are post-acquisition sales of $17,313 and net loss of $(547) related to Orlaco which are included in the results of the Electronics segment. Post-acquisition sales of $28,454 and net income of $45 were included in the Company’s statement of operations for the six months ended June 30, 2017. The Company’s statement of operations for the three and six months ended June 30, 2017 included $657 and $1,636, respectively, of expense in cost of goods sold (“COGS”) associated with the step-up of the Orlaco inventory to fair value. The Company’s statement of operations for the six months ended June 30, 2018 included $369 of expense for the fair value adjustment for earn-out consideration in SG&A expenses. There was no fair value adjustment for the earn-out consideration for three months ended June 30, 2018 due to the earn-out liability being capped in the first quarter of 2018. The Company’s statement of operations for the three and six months ended June 30, 2017 included $2,103 of expense for the fair value adjustment for earn-out consideration in SG&A expenses. See Note 6 for the fair value and foreign currency adjustments of the earn-out consideration.

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

Six months ended
June 30,
2017

Net sales	$418,452
Net income attributable to Stoneridge, Inc. and subsidiaries	$18,326

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

	June 30,	December 31,
	2018	2017
Raw materials	$51,806	$47,588
Work-in-progress	4,991	5,806
Finished goods	23,435	20,077
Total inventories, net	$80,232	$73,471

Inventory valued using the FIFO method was $63,136 and $54,837 at June 30, 2018 and December 31, 2017, respectively. Inventory valued using the average cost method was $17,096 and $18,634 at June 30, 2018 and December 31, 2017, respectively.

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

Derivative Instruments and Hedging Activities

On June 30, 2018, the Company had open foreign currency forward contracts which are used solely for hedging and not for speculative purposes. Management believes that its use of these instruments to reduce risk is in the Company's best interest.  The counterparties to these financial instruments are financial institutions with investment grade credit ratings.

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

The Company's foreign currency forward contracts offset a portion of the gains and losses on the underlying foreign currency denominated transactions as follows:

Euro-denominated Foreign Currency Forward Contract

At June 30, 2018 and December 31, 2017, the Company held foreign currency forward contracts with underlying notional amounts of $920 and $1,486, respectively, to reduce the exposure related to the Company's euro-denominated intercompany loans. The current contract expires in June 2019. The euro-denominated foreign currency forward contract was not designated as a hedging instrument. The Company recognized a gain of $62 and a loss of $108 for the three months ended June 30, 2018 and 2017, respectively, in the condensed consolidated statements of operations as a component of other expense, net related to the euro-denominated contract. For the six months ended June 30, 2018 and 2017, the Company recognized a gain of $42 and a loss of $128, respectively, related to this contract.

U.S. dollar-denominated Foreign Currency Forward Contracts – Cash Flow Hedges

The Company entered into on behalf of one of its European Electronics subsidiaries whose functional currency is the Swedish krona, U.S. dollar-denominated currency contracts with a notional amount at June 30, 2018 of $3,800 which expire ratably on a monthly basis from July 2018 through December 2018. There were no such contracts at December 31, 2017.

The Company entered into on behalf of one of its European Electronics subsidiaries whose functional currency is the euro, U.S. dollar-denominated currency contracts with a notional amount at June 30, 2018 of $1,000 which expire ratably on a monthly basis from July 2018 through December 2018. There were no such contracts at December 31, 2017.

The Company evaluated the effectiveness of the U.S. dollar-denominated foreign currency forward contracts held as of June 30, 2018 and concluded that the hedges were highly effective.

Mexican Peso-denominated Foreign Currency Forward Contracts – Cash Flow Hedge

The Company holds Mexican peso-denominated foreign currency forward contracts with notional amounts at June 30, 2018 of $9,397 which expire ratably on a monthly basis from July 2018 through December 2018, compared to a notional amount of $9,143 at December 31, 2017.

The Company evaluated the effectiveness of the Mexican peso-denominated foreign currency forward contracts held as of June 30, 2018 and December 31, 2017 and concluded that the hedges were highly effective.

The notional amounts and fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

			Prepaid expenses		Accrued expenses and
	Notional amounts (A)		and other current assets		other current liabilities
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2018	2017	2018	2017	2018	2017
Derivatives designated as hedging instruments:
Cash flow hedges:
Forward currency contracts	$14,197	$9,143	$586	$-	$-	$221
Derivatives not designated as hedging instruments:
Forward currency contracts	$920	$1,486	$-	$-	$6	$48

(A)	Notional amounts represent the gross contract of the derivatives outstanding in U.S. dollars.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

Gross amounts recorded for the cash flow hedges in other comprehensive income (loss) and in net income for the three months ended June 30 are as follows:

			Gain reclassified from
	Gain recorded in other		other comprehensive income
	comprehensive income (loss)		(loss) into net income (A)
	2018	2017	2018	2017
Derivatives designated as cash flow hedges:
Forward currency contracts	$24	$145	$224	$155

Gross amounts recorded for the cash flow hedges in other comprehensive income (loss) and in net income for the six months ended June 30 are as follows:

			Gain reclassified from
	Gain recorded in other		other comprehensive income
	comprehensive income (loss)		(loss) into net income (A)
	2018	2017	2018	2017
Derivatives designated as cash flow hedges:
Forward currency contracts	$1,182	$661	$375	$184

(A)	Gains reclassified from other comprehensive income (loss) into net income were recognized in cost of goods sold in the Company's condensed consolidated statements of operations.

The net deferred gain of $586 on the cash flow hedge derivatives will be reclassified from other comprehensive income (loss) to the condensed consolidated statements of operations through December 2018.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

				June 30, 2018	December 31, 2017
		Fair values estimated using
		Level 1	Level 2	Level 3
	Fair value	inputs	inputs	inputs	Fair value
Financial assets carried at fair value:
Forward currency contracts	$586	$-	$586	$-	$-
Total financial assets carried at fair value	$586	$-	$586	$-	$-

Financial liabilities carried at fair value:
Forward currency contracts	$6	$-	$6	$-	$269
Earn-out consideration	20,046	-	-	20,046	20,746
Total financial liabilities carried at fair value	$20,052	$-	$6	$20,046	$21,015

The following table sets forth a summary of the change in fair value of the Company’s Level 3 financial liabilities related to earn-out consideration that are measured at fair value on a recurring basis.

	Orlaco	PST	Total
Balance at December 31, 2017	$8,637	$12,109	$20,746
Change in fair value	369	1,048	1,417
Foreign currency adjustments	(244)	(1,873)	(2,117)
Balance at June 30, 2018	$8,762	$11,284	$20,046

	Orlaco	PST	Total
Balance at December 31, 2016	$-	$-	$-
Fair value on acquisition date	3,243	10,400	13,643
Change in fair value	2,103	244	2,347
Foreign currency adjustments	224	(637)	(413)
Balance at June 30, 2017	$5,570	$10,007	$15,577

The earn-out consideration obligations related to Orlaco and PST are recorded within other current liabilities and other long-term liabilities, respectively, in the condensed consolidated balance sheet as of June 30, 2018.

The fair value for the Orlaco earn-out consideration is based on a Monte Carlo simulation utilizing forecasted earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the 2017 and 2018 earn-out period as well as a growth rate reduced by the market required rate of return. The Company will be required to pay the PST earn-out consideration, which is not capped, based on PST’s financial performance in either 2020 or 2021. The fair value of the PST earn-out consideration is based on discounted cash flows utilizing forecasted EBITDA in 2020 and 2021.

The increase in fair value of earn-out consideration related to the Orlaco acquisition is primarily due to actual performance exceeding forecasted performance as well as the reduced time from the current period end to the payment date offset by foreign currency translation. The Orlaco earn-out consideration reached the capped amount of €7,500 as of the quarter ended March 31, 2018. The decrease in fair value of earn-out consideration for PST was due to foreign currency translation partially offset by the reduced time from the current period end to the payment date. The fair value of the Orlaco and PST earn-out consideration is based on forecasted EBITDA during the performance periods. The fair value adjustments of Orlaco and PST are recorded in SG&A in the condensed consolidated statements of operations. The foreign currency impact for the PST earn-out consideration is included in other expense (income), net in the condensed consolidated statements of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the six months ended June 30, 2018.

Except for the fair value of assets acquired and liabilities assumed related to the Orlaco acquisition discussed in the Company’s 2017 Form 10-K, there were no non-recurring fair value measurements for the periods presented.

(7) Share-Based Compensation

Compensation expense for share-based compensation arrangements, which is recognized in the condensed consolidated statements of operations as a component of SG&A expenses, was $1,434 and $1,726 for the three months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 total share-based compensation was $2,838 compared to $4,065 for the six months ended June 30, 2017. The three and six months ended June 30, 2018 included the forfeiture of certain grants associated with employee resignations. The three and six months ended June 30, 2017 included the accelerated expense associated with the retirement of eligible employees.

(8) Debt

Debt consisted of the following at June 30, 2018 and December 31, 2017:

	June 30,	December 31,	Interest rates at
	2018	2017	June 30, 2018	Maturity
Revolving Credit Facility
Credit Facility	$110,000	$121,000	3.04% - 3.15%	September 2021

Debt
PST short-term obligations	1,056	-	11.26%	March 2019
PST long-term notes	3,915	8,016	9.0% - 11.64%	2019-2021
Other	3	28
Total debt	4,974	8,044
Less: current portion	(3,184)	(4,192)
Total long-term debt, net	$1,790	$3,852

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

On September 12, 2014, the Company entered into a Third Amended and Restated Credit Agreement (the “Amended Agreement” or “Credit Facility”). The Amended Agreement provides for a $300,000 revolving credit facility, which replaced the Company’s existing $100,000 asset-based credit facility and includes a letter of credit subfacility, swing line subfacility and multicurrency subfacility. The Amended Agreement also has an accordion feature which allows the Company to increase the availability by up to $80,000 upon the satisfaction of certain conditions. The Amended Agreement extended the termination date to September 12, 2019 from December 1, 2016. On March 26, 2015, the Company entered into Amendment No. 1 to the Amended Agreement which modified the definition of Consolidated EBITDA to allow for the add back of cash premiums and other non-cash charges related to the amendment and restatement of the Amended Agreement and the early extinguishment of the Company’s 9.5% Senior Secured Notes. Consolidated EBITDA is used in computing the Company’s leverage ratio and interest coverage ratio which are covenants within the Amended Agreement. On February 23, 2016, the Company entered into Amendment No. 2 to the Amended Agreement which amended and waived any default or potential defaults with respect to the pledging as collateral additional shares issued by a wholly owned subsidiary and newly issued shares associated with the formation of a new subsidiary. On August 12, 2016, the Company entered into Amendment No. 3 to the Amended Agreement which extended of the expiration date of the Agreement by two years to September 12, 2021, increased the borrowing sub-limit for the Company’s foreign subsidiaries by $30,000 to $80,000, increased the basket of permitted loans and investments in foreign subsidiaries by $5,000 to $30,000, and provided additional flexibility to the Company for certain permitted corporate transactions involving its foreign subsidiaries as defined in the Agreement. As a result of Amendment No. 3 to the Amended Agreement, the Company capitalized deferred financing costs of $339, which will be amortized over the remaining term of the Credit Facility. On January 30, 2017, the Company entered into Consent and Amendment No. 4 to the Amended Agreement which amended certain definitions, schedules and exhibits of the Credit Facility, consented to a Dutch Reorganization, and consented to the Orlaco acquisition. As a result of Amendment No. 4 to the Amended Agreement, the Company capitalized deferred financing costs of $61, which will be amortized over the remaining term of the Credit Facility.

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

Borrowings outstanding on the Credit Facility were $110,000 and $121,000 at June 30, 2018 and December 31, 2017, respectively. Borrowings decreased under the Credit Facility due to voluntary principal repayments.

The Company was in compliance with all Credit Facility covenants at June 30, 2018 and December 31, 2017.

The Company also has outstanding letters of credit of $2,008 at June 30, 2018 and December 31, 2017.

Debt

PST maintains several short-term obligations and long-term notes used for working capital purposes which have fixed or variable interest rates. The weighted-average interest rates of short term and long-term debt of PST at June 30, 2018 was 11.30% and 10.03%.  Depending on the specific note, interest is payable either monthly or annually. Principal repayments on PST debt at June 30, 2018 are as follows: $3,181 from July 2018 through June 2019, $806 from July 2019 through December 2019, $513 in 2020 and $471 in 2021. PST was in compliance with all debt covenants at June 30, 2018 and December 31, 2017.

The Company's wholly-owned subsidiary located in Stockholm, Sweden, has an overdraft credit line which allows overdrafts on the subsidiary's bank account up to a maximum level of 20,000 Swedish krona, or $2,236 and $2,439, at June 30, 2018 and December 31, 2017, respectively. At June 30, 2018 and December 31, 2017, there was no balance outstanding on this overdraft credit line.

(9) Earnings Per Share

Basic earnings per share was computed by dividing net income by the weighted-average number of Common Shares outstanding for each respective period. Diluted earnings per share was calculated by dividing net income by the weighted-average of all potentially dilutive Common Shares that were outstanding during the periods presented. The weighted-average dilutive Common Shares calculation excludes the excess tax benefit from the treasury stock method for the three and six months ended June 30, 2018 and 2017.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

Weighted-average Common Shares outstanding used in calculating basic and diluted earnings per share were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Basic weighted-average Common Shares outstanding	28,449,303	28,133,432	28,349,362	28,025,805
Effect of dilutive shares	528,444	384,010	557,995	504,874
Diluted weighted-average Common Shares outstanding	28,977,747	28,517,442	28,907,357	28,530,679

There were no performance-based restricted Common Shares outstanding at June 30, 2018 or 2017. There were 614,670 and 753,150 performance-based right to receive Common Shares outstanding at June 30, 2018 and 2017, respectively. The right to receive Common Shares are included in the computation of diluted earnings per share based on the number of Common Shares that would be issuable if the end of the quarter were the end of the contingency period.

(10) Changes in Accumulated Other Comprehensive Loss by Component

Changes in accumulated other comprehensive loss for the three months ended June 30, 2018 and 2017 were as follows:

	Foreign	Unrealized
	currency	gain (loss)
	translation	on derivatives	Total
Balance at April 1, 2018	$(65,523)	$652	$(64,871)

Other comprehensive loss before reclassifications	(17,421)	19	(17,402)
Amounts reclassified from accumulated other
comprehensive loss	-	(178)	(178)
Net other comprehensive loss, net of tax	(17,421)	(159)	(17,580)
Balance at June 30, 2018	$(82,944)	$493	$(82,451)

Balance at April 1, 2017	$(64,832)	$299	$(64,533)

Other comprehensive income before reclassifications	6,276	94	6,370
Amounts reclassified from accumulated other
comprehensive loss	-	(101)	(101)
Net other comprehensive income (loss), net of tax	6,276	(7)	6,269
Reclassification of foreign currency translation associated with noncontrolling interest acquired	(16,995)	-	(16,995)
Balance at June 30, 2017	$(75,551)	$292	$(75,259)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

Changes in accumulated other comprehensive loss for the six months ended June 30, 2018 and 2017 were as follows:

	Foreign	Unrealized
	currency	gain (loss)
	translation	on derivatives	Total
Balance at January 1, 2018	$(69,417)	$(143)	$(69,560)

Other comprehensive income (loss) before reclassifications	(13,527)	933	(12,594)
Amounts reclassified from accumulated other
comprehensive loss	-	(297)	(297)
Net other comprehensive income (loss), net of tax	(13,527)	636	(12,891)
Balance at June 30, 2018	$(82,944)	$493	$(82,451)

Balance at January 1, 2017	$(67,895)	$(18)	$(67,913)

Other comprehensive income before reclassifications	9,339	430	9,769
Amounts reclassified from accumulated other
comprehensive loss	-	(120)	(120)
Net other comprehensive income, net of tax	9,339	310	9,649
Reclassification of foreign currency translation associated with noncontrolling interest acquired	(16,995)	-	(16,995)
Balance at June 30, 2017	$(75,551)	$292	$(75,259)

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

As a result of environmental studies performed at the Company’s former facility located in Sarasota, Florida, the Company became aware of soil and groundwater contamination at the site and engaged an environmental engineering consultant to develop a remediation and monitoring plan for the site. Soil remediation at the site was completed during the year ended December 31, 2010. A remedial action plan was approved by the Florida Department of Environmental Protection and groundwater remediation began in the fourth quarter of 2015. During the three and six months ended June 30, 2018 and 2017, environmental remediation costs incurred were immaterial. At June 30, 2018 and December 31, 2017, the Company accrued a remaining undiscounted liability of $157 and $265, respectively, related to future remediation costs. At June 30, 2018 and December 31, 2017, $157 and $253, respectively, were recorded as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheets while the remaining amount was recorded as a component of other long-term liabilities. Costs associated with the recorded liability will be incurred to complete the groundwater remediation, with the balance relating to monitoring costs to be incurred over multiple years. The recorded liability is based on assumptions in the remedial action plan. Although the Company sold the Sarasota facility and related property in December 2011, the liability to remediate the site contamination remains the responsibility of the Company. Due to the ongoing site remediation, the Company is currently required to maintain a $1,489 letter of credit for the benefit of the buyer.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

PST has civil, labor and other tax contingencies for which the likelihood of loss is deemed to be reasonably possible, but not probable, by the Company’s legal advisors in Brazil. As a result, no provision has been recorded with respect to these contingencies, which amounted to R$28,700 ($7,400) and R$33,800 ($10,200) at June 30, 2018 and December 31, 2017, respectively. An unfavorable outcome on these contingencies could result in significant cost to the Company and adversely affect its results of operations.

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

Loss recoveries related to the damage of inventory and incremental costs included in costs of sales were not significant for the three and six months ended June 30, 2018 and 2017, respectively. There were no loss recoveries and insurance gain contingencies recognized in the three and six months ended June 30, 2018 and 2017 related to the damage of property, plant and equipment included within SG&A expense.  As of December 31, 2017, the Company had confirmation of the open insurance claim and recorded a receivable of $1,644. The cash payment was subsequently collected in January 2018. Cash proceeds related to the damage of inventory and incremental costs were $241 and $500 for the six months ended June 30, 2018 and 2017, respectively, and are included in cash flows from operating activities at June 30, 2018. Cash proceeds related to the damage of property, plant and equipment of $1,403 for the six months ended June 30, 2018 are included in cash flows from investing activities at June 30, 2018. There were no cash proceeds received during the three months ended June 30, 2018.

Product Warranty and Recall

Amounts accrued for product warranty and recall claims are established based on the Company's best estimate of the amounts necessary to settle existing and future claims on products sold as of the balance sheet dates. These accruals are based on several factors including past experience, production changes, industry developments and various other considerations including insurance coverage. The Company can provide no assurances that it will not experience material claims or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued or beyond what the Company may recover from its suppliers. The current portion of product warranty and recall is included as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheets. Product warranty and recall included $3,261 and $3,112 of a long-term liability at June 30, 2018 and December 31, 2017, respectively, which is included as a component of other long-term liabilities in the condensed consolidated balance sheets.

The following provides a reconciliation of changes in product warranty and recall liability:

Six months ended June 30	2018	2017
Product warranty and recall at beginning of period	$9,978	$9,344
Accruals for products shipped during period	2,791	3,233
Assumed warranty liability related to Orlaco	-	1,462
Aggregate changes in pre-existing liabilities due to claim developments	1,569	1,202
Settlements made during the period	(2,876)	(6,922)
Foreign currency translation	(524)	219
Product warranty and recall at end of period	$10,938	$8,538

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

Business realignment charges by reportable segment were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Control Devices (A)	$128	$-	$128	$-
Electronics (B)	295	56	295	56
PST (C)	97	267	319	438
Total business realignment charges	$520	$323	$742	$494

(A)	Severance costs for the three and six months ended June 30, 2018 related to design and developement (“D&D”) were $128.

(B)	Severance costs for the three and six months ended June 30, 2018 related to SG&A were $295. Severance costs for the three and six months ended June 30, 2017 related to COGS were $56.

(C)	Severance costs for the three and six months ended June 30, 2018 related to SG&A were $71 and $293, respectively. Severance costs for the three and six months ended June 30, 2018 related to COGS were $26. Severance costs for the three months ended June 30, 2017 related to COGS and SG&A were $248 and $19, respectively. Severance costs for the six months ended June 30, 2017 related to COGS and SG&A were $338 and $100, respectively.

Business realignment charges classified by statement of operations line item were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Cost of goods sold	$26	$304	$26	$394
Selling, general and administrative	366	19	588	100
Design and Development	128	-	128	-
Total business realignment charges	$520	$323	$742	$494

(13) Income Taxes

The Company recognized income tax expense of $3,820 and $5,189 for U.S. federal, state and foreign income taxes for the three months ended June 30, 2018 and 2017, respectively.  The decrease in income tax expense for the three months ended June 30, 2018 compared to the same period for 2017 was primarily related to the impact of the Tax Cuts and Jobs Act (“Tax Legislation”) enacted in the United States on December 22, 2017. The effective tax rate decreased to 20.2% in the second quarter of 2018 from 36.8% in the second quarter of 2017 primarily due the impact of the Tax Legislation compared to the same period in 2017.

The Company recognized income tax expense of $7,053 and $9,760 for U.S. federal, state and foreign income taxes for the six months ended June 30, 2018 and 2017, respectively.  The decrease in income tax expense for the six months ended June 30, 2018 compared to the same period for 2017 was primarily related to the impact of the Tax Legislation. The effective tax rate decreased to 19.8% in the first half of 2018 from 35.0% in the first half of 2017 primarily due the impact of the Tax Legislation compared to the same period in 2017.

The Company has recognized the estimated impact of the Tax Legislation to its 2018 tax position in its estimated annual effective tax rate (“EAETR”) calculation. The Company continues to examine the potential impact of certain provisions of the Tax Legislation that could affect its 2018 EAETR, including the provisions related to global intangible low-taxed income (“GILTI”), foreign derived intangible income (“FDII”) and the base erosion and anti-abuse tax (“BEAT”). Accordingly, the Company's 2018 EAETR may change in subsequent interim periods as additional analysis is completed.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

The Tax Legislation significantly revises the U.S. corporate income tax by, among other things, lowering corporate income tax rates, imposing a one-time transition tax on deemed repatriated earnings of foreign subsidiaries, imposing a base erosion and anti-abuse tax, and imposing a tax on global intangible low taxed income. Pursuant to the guidance within SEC Staff Accounting Bulletin No. 118 (“SAB 118”), as of December 31, 2017, the Company continues to analyze certain aspects of the Tax Legislation and refine its assessment, the ultimate impact of the Tax Legislation may differ from these estimates due to continued analysis or further regulatory guidance that may be issued as a result of the Tax Legislation.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

A summary of financial information by reportable segment is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Net Sales:
Control Devices	$109,956	$114,001	$225,313	$232,874
Inter-segment sales	2,481	1,368	4,662	2,151
Control Devices net sales	112,437	115,369	229,975	235,025
Electronics (D)	90,313	71,610	180,341	135,415
Inter-segment sales	9,771	10,223	20,243	21,579
Electronics net sales	100,084	81,833	200,584	156,994
PST	20,333	23,500	40,878	45,133
Inter-segment sales	-	-	2	-
PST net sales	20,333	23,500	40,880	45,133

Eliminations	(12,252)	(11,591)	(24,907)	(23,730)
Total net sales	$220,602	$209,111	$446,532	$413,422
Operating Income (Loss):
Control Devices	$17,160	$19,924	$35,039	$39,008
Electronics (D)	8,276	2,814	16,156	8,371
PST	735	1,123	885	1,702
Unallocated Corporate (A)	(6,990)	(8,185)	(16,052)	(18,241)
Total operating income	$19,181	$15,676	$36,028	$30,840
Depreciation and Amortization:
Control Devices	$2,897	$2,687	$5,692	$5,386
Electronics (D)	2,252	2,241	4,543	3,811
PST	1,740	2,096	4,245	4,184
Unallocated Corporate	199	96	396	195
Total depreciation and amortization (B)	$7,088	$7,120	$14,876	$13,576
Interest Expense, net:
Control Devices	$18	$11	$37	$65
Electronics	23	6	57	44
PST	194	532	532	1,104
Unallocated Corporate	935	969	1,898	1,715
Total interest expense, net	$1,170	$1,518	$2,524	$2,928
Capital Expenditures:
Control Devices	$3,312	$4,347	$9,058	$7,795
Electronics (D)	1,394	1,684	4,167	4,034
PST	696	1,041	1,955	1,925
Unallocated Corporate(C)	938	830	1,665	1,413
Total capital expenditures	$6,340	$7,902	$16,845	$15,167

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

	June 30,	December 31,
	2018	2017
Total Assets:
Control Devices	$175,649	$164,632
Electronics	268,619	252,324
PST	84,313	100,382
Corporate (C)	350,203	377,657
Eliminations	(318,138)	(335,958)
Total assets	$560,646	$559,037

The following tables present net sales and long-term assets for each of the geographic areas in which the Company operates:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Net Sales:
North America	$120,885	$121,487	$245,314	$244,873
South America	20,333	23,500	40,878	45,133
Europe and Other (D)	79,384	64,124	160,340	123,416
Total net sales	$220,602	$209,111	$446,532	$413,422

	June 30,	December 31,
	2018	2017
Long-term Assets:
North America	$88,952	$89,997
South America	47,824	58,989
Europe and Other	107,888	106,682
Total long-term assets	$244,664	$255,668

(A)	Unallocated Corporate expenses include, among other items, finance, legal, human resources and information technology costs and share-based compensation.
(B)	These amounts represent depreciation and amortization on property, plant and equipment and certain intangible assets.
(C)	Assets located at Corporate consist primarily of cash, intercompany loan receivables, fixed assets for the corporate headquarter building, equity investments and investments in subsidiaries.
(D)	The amount for the six months ended June 30, 2017 includes five months of activity from the acquisition date of January 31, 2017 related to Orlaco which is disclosed in Note 4.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise indicated)

(Unaudited)

(15) Investments

Minda Stoneridge Instruments Ltd.

The Company has a 49% interest in Minda Stoneridge Instruments Ltd. (“Minda”), a company based in India that manufactures electronics, instrumentation equipment and sensors primarily for the motorcycle and commercial vehicle markets. The investment is accounted for under the equity method of accounting. The Company's investment in Minda, recorded as a component of investments and other long-term assets, net on the condensed consolidated balance sheets, was $10,572 and $10,131 at June 30, 2018 and December 31, 2017, respectively. Equity in earnings of Minda included in the condensed consolidated statements of operations was $665 and $555, for the three months ended June 30, 2018 and 2017, respectively. Equity in earnings of Minda included in the condensed consolidated statements of operations was $1,186 and $735, for the six months ended June 30, 2018 and 2017, respectively.

PST Eletrônica Ltda.

The Company had a 74% controlling interest in PST from December 31, 2011 through May 15, 2017. On May 16, 2017, the Company acquired the 26% noncontrolling interest in PST for $1,500 in cash along with earn-out consideration. The Company will be required to pay additional earn-out consideration, which is not capped, based on PST’s financial performance in either 2020 or 2021. The preliminary estimated fair value of the earn-out consideration as of the acquisition date was $10,180 and was based on discounted cash flows utilizing forecasted EBITDA in 2020 and 2021. The Company’s statement of operations for the three and six months ended June 30, 2018 included $513 and $1,048, respectively, of expense for the fair value adjustment for earn-out consideration in SG&A expenses. The Company’s statement of operations for the three and six months ended June 30, 2017 included $244 of expense for the fair value adjustment for earn-out consideration in SG&A expenses. See Note 6 for the fair value and foreign currency adjustments of the earn-out consideration. This fair value measurement is classified within Level 3 of the fair value hierarchy. The transaction was accounted for as an equity transaction, and therefore no gain or loss was recognized in the statement of operations or comprehensive income. The noncontrolling interest balance on the May 16, 2017 acquisition date was $14,458, of which $31,453 and ($16,995) was related to the carrying value of the investment and foreign currency translation, respectively, and accordingly these amounts were reclassified to additional paid-in capital and accumulated other comprehensive loss, respectively.

The following table sets forth a summary of the change in noncontrolling interest in 2017:

	Three months ended	Six months ended
	June 30,	June 30,
	2017	2017
Noncontrolling interest at beginning of period	$14,489	$13,762
Net loss	(100)	(130)
Foreign currency translation	69	826
Comprehensive income (loss)	(31)	696
Acquisition of noncontrolling interest	(14,458)	(14,458)
Noncontrolling interest at end of period	$-	$-

PST has dividends payable to former noncontrolling interest holders of R$22,749 Brazilian real ($5,868) and R$22,330 Brazilian real ($6,742) as of June 30, 2018 and December 31, 2017, respectively. The dividends payable balance at June 30, 2018 includes R$419 Brazilian real ($108) in monetary correction for the year to date June 30, 2018 period. The dividend is payable on or before January 1, 2020, and is subject to monetary correction based on the Brazilian consumer price inflation index. The dividend payable related to PST is recorded within other long-term liabilities on the condensed consolidated balance sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a global designer and manufacturer of highly engineered electrical and electronic components, modules and systems primarily for the automotive, commercial, off-highway, motorcycle and agricultural vehicle markets.

On January 31, 2017, the Company acquired Exploitatiemaatschappij Berghaaf B.V. (“Orlaco”). As such, the Company’s condensed consolidated financial statements herein include the results of Orlaco from the acquisition date to June 30, 2018. On May 16, 2017, the Company also acquired the remaining 26% noncontrolling interest in PST.

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

Second Quarter Overview

Net income attributable to Stoneridge, Inc. of $15.1 million, or $0.52 per diluted share, for the three months ended June 30, 2018, increased by $6.1 million, or $0.20 per diluted share, from $9.0 million, or $0.32 per diluted share, for the three months ended June 30, 2017. The Electronics segment’s higher sales resulted in increased operating income of $5.5 million.  In addition, income tax expense decreased by $1.4 million as a result of the Tax Cuts and Jobs Act (“Tax Legislation”) enacted in the fourth quarter of 2017.

Net sales increased by $11.5 million, or 5.5%, compared to the second quarter of 2017 due to higher sales in our Electronics segment partially offset by a decrease in sales in our Control Devices and PST segments. The increase in sales in our Electronics segment was due to an increase in sales volume in our European and North American commercial vehicle and off-highway vehicle products. The decrease in sales in our Control Devices segment was primarily due to certain program volume reductions in the North American automotive market. Also, PST sales decreased slightly due to lower audio product sales partially offset by new product sales in our factory authorized dealer installers and higher monitoring product and service revenues.

At June 30, 2018 and December 31, 2017, we had cash and cash equivalents balances of $59.0 million and $66.0 million, respectively. The decrease during the first half of 2018 was primarily due to the repayment of outstanding debt and capital expenditures being partially offset by cash flows from operations. At June 30, 2018 and December 31, 2017 we had $110.0 million and $121.0 million, respectively, in borrowings outstanding on our $300.0 million Credit Facility. The decrease in the Credit Facility balance during the first half of 2018 was the result of voluntary principal repayments.

Outlook

In the first half of 2018, the Company continued to drive financial performance through top-line growth in our Electronics segment including the Orlaco business which continues to contribute to the growth in our Electronics segment.  The Company continued to implement operating efficiency improvements which contributed to higher, sustainable long-term margins in all our segments.  The Company believes that focusing on products that address industry megatrends will have a positive impact on both our top-line growth and underlying margins.

The North American automotive market is expected to increase 0.1 million production units to 17.2 million units in 2018, however, based on our product mix, the Company expects sales volumes in our Control Devices segment to be consistent with the prior year.

The North American commercial vehicle market increased in 2017 and we expect it to increase again in 2018. We also expect the European commercial vehicle market to increase in 2018.

Our PST segment revenues and operating performance in the first half of 2018 was consistent with the first half of 2017, due to the stabilization of the Brazilian economy and the automotive and consumer markets we serve. In July 2018, the International Monetary Fund (“IMF”) forecasted the Brazil gross domestic product to grow 1.8% in 2018 and 2.5% in 2019. As the Brazilian economy remains relatively stable, we expect our served market channels to remain consistent except for our audio products which have had lower demand in 2018 compared to the prior year. Our financial performance in our PST segment is subject to uncertainty in the Brazilian Real and Argentina Peso foreign currencies.

Trade actions initiated by the U.S. imposing tariffs on imports have been met with retaliatory tariffs by other countries, adding a level of uncertainty to the global economic environment. These and other actions are likely to impact trade polices with other countries and the overall global economy.

Other Matters

As a result of the impact of the Tax Legislation enacted in the fourth quarter of 2017, our effective tax rate will be lower in 2018 as compared to 2017.

A significant portion of our sales are outside of the United States. These sales are generated by our non-U.S. based operations, and therefore, movements in foreign currency exchange rates can have a significant effect on our results of operations, which are presented in U.S. dollars. A significant portion of our raw materials purchased by our Electronics and PST segments are denominated in U.S. dollars, and therefore movements in foreign currency exchange rates can also have a significant effect on our results of operations. The U.S. dollar weakened against the Swedish krona, euro and Brazilian real in 2017 favorably impacting our material costs and our reported results. The U.S. Dollar strengthened against the Swedish krona, euro and Brazilian real, unfavorably impacting our material costs and reported results.

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

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

					Dollar
					increase /
Three months ended June 30		2018		2017	(decrease)
Net sales	$220,602	100.0%	$209,111	100.0%	$11,491
Costs and expenses:
Cost of goods sold	153,184	69.4	145,697	69.7	7,487
Selling, general and administrative	35,256	16.0	35,704	17.1	(448)
Design and development	12,981	5.9	12,034	5.8	947

Operating income	19,181	8.7	15,676	7.4	3,505
Interest expense, net	1,170	0.5	1,518	0.7	(348)
Equity in earnings of investee	(665)	(0.3)	(555)	(0.3)	(110)
Other expense (income), net	(264)	(0.1)	605	0.3	(869)
Income before income taxes	18,940	8.6	14,108	6.7	4,832

Provision for income taxes	3,820	1.7	5,189	2.5	(1,369)

Net income	15,120	6.9	8,919	4.2	6,201
Net loss attributable to
noncontrolling interest	-	-	(100)	(0.1)	100
Net income attributable to Stoneridge, Inc.	$15,120	6.9%	$9,019	4.3%	$6,101

Net Sales. Net sales for our reportable segments, excluding inter-segment sales, are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Three months ended June 30		2018		2017	(decrease)	(decrease)
Control Devices	$109,956	49.9%	$114,001	54.5%	$(4,045)	(3.5)%
Electronics	90,313	40.9	71,610	34.3	18,703	26.1%
PST	20,333	9.2	23,500	11.2	(3,167)	(13.5)%
Total net sales	$220,602	100.0%	$209,111	100.0%	$11,491	5.5%

Our Control Devices segment net sales decreased primarily as a result of decreased sales volume in the North American automotive market of $8.3 million as a result of certain program volume reductions partially offset by an increase in sales volume in commercial vehicle, China automotive and favorable foreign currency translation of $3.2 million, $0.9 million and $0.5 million, respectively.

Our Electronics segment net sales increased primarily due to an increase in sales volume in our European and North American commercial vehicle products of $7.4 million and $5.7 million, respectively, and increased sales of European and North American off-highway vehicle products of $3.0 million and $0.7 million, respectively, as well as favorable foreign currency translation of $2.4 million. This increase was partially offset by unfavorable pricing of $0.9 million on products nearing the end of product life.

Our PST segment net sales decreased primarily due to a lower volumes in our audio product markets as well as an unfavorable foreign currency translation that decreased sales by $2.6 million, or 10.9%. This reduction was partially offset by a slight increase in sales of new products to our factory authorized dealer installers and monitoring product and service revenues.

Net sales by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Three months ended June 30		2018		2017	(decrease)	(decrease)
North America	$120,885	54.8%	$121,487	58.1%	$(602)	(0.5)%
South America	20,333	9.2	23,500	11.2	(3,167)	(13.5)%
Europe and Other	79,384	36.0	64,124	30.7	15,260	23.8%
Total net sales	$220,602	100.0%	$209,111	100.0%	$11,491	5.5%

The slight decrease in North American net sales was primarily attributable to a decrease in sales volume in our North American automotive market of $8.4 million resulting from certain program volume reductions which were partially offset by increased sales volume in our North American commercial vehicle and off-highway markets of $7.0 million and $0.7 million, respectively. The decrease in net sales in South America was primarily due to a decrease in audio product sales volume as well as an unfavorable foreign currency translation that decreased sales by $2.6 million, or 10.9%, partially offset by a slight increase of new products to factory authorized dealer installers and monitoring product and service revenues. The increase in net sales in Europe and Other was primarily due to the increase in our European commercial vehicle and European off-highway markets of $9.4 million and $3.0 million, respectively as well as an increase in sales volume in our China automotive market of $0.9 million. Additionally, Europe and Other sales were favorably impacted by foreign currency translation of $2.9 million offset by unfavorable pricing of $0.8 million on products nearing the end of product life.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased by 5.1% primarily related to an increase in net sales. Our gross margin improved by 0.3% to 30.6% for the second quarter of 2018 compared to 30.3% for the second quarter of 2017. Our material cost as a percentage of net sales increased by 0.6% to 51.3% for the first quarter of 2018 compared to 50.7% for the second quarter of 2017. The lower direct material costs as a percentage of net sales in our Electronics and PST segments resulted from favorable product mix. The higher direct material costs in our Control Devices segment resulted from unfavorable product mix. Overhead as a percentage of net sales decreased by 0.9% to 13.2% for the second quarter of 2018 compared to 14.1% for the second quarter of 2017.

Our Control Devices segment gross margin improved slightly due to a decrease in overhead as a percentage of net sales offset by a decrease in sales.

Our Electronics segment gross margin increased primarily due to lower direct material, labor and overhead costs as a percentage of sales as well as higher sales and a favorable mix related to Orlaco product sales.

Our PST segment gross margin improved due to a favorable sales mix related to higher monitoring service fees and lower audio products which resulted in lower direct material costs as a percentage of sales.

Selling, General and Administrative (“SG&A”). SG&A expenses decreased by $0.4 million compared to the second quarter of 2017 primarily due to a decrease in expense of the fair value adjustment for the Orlaco earn-out consideration of $2.1 million, due to the earn-out consideration being capped in the first quarter 2018. This was offset by higher wages and direct support charges for procurement support in our Control Devices segment as well as higher business realignment charges of $0.3 million in the Electronics and PST segments. PST SG&A costs decreased during the current period due to lower wages and fringe benefit costs partially offset by expense for the fair value of earn-out consideration of $0.5 million. Unallocated corporate SG&A costs decreased primarily due to higher allocation of direct support costs to operating segments for procurement and manufacturing support due to the centralization of these activities which were partially offset by higher professional service costs.

Design and Development (“D&D”). D&D costs increased by $0.9 million primarily due to higher D&D costs in our Control Devices segment related to program launches.

Operating Income. Operating income (loss) is summarized in the following table by reportable segment (in thousands):

			Dollar	Percent
			increase /	increase /
Three months ended June 30	2018	2017	(decrease)	(decrease)
Control Devices	$17,160	$19,924	$(2,764)	(13.9)%
Electronics	8,276	2,814	5,462	194.1%
PST	735	1,123	(388)	(34.6)%
Unallocated corporate	(6,990)	(8,185)	1,195	14.6%
Operating income	$19,181	$15,676	$3,505	22.4%

Our Control Devices segment operating income decreased primarily due to lower sales, higher SG&A expenses related to direct support charges for procurement and manufacturing support and higher D&D costs partially related to program launches.

Our Electronics segment operating income increased primarily due to the higher sales and lower SG&A expenses, primarily due to no expense incurred for the fair value of earn-out consideration this quarter as compared to $2.1 million of expense in the second quarter of the prior year. This was offset by higher allocated direct support costs from unallocated corporate for procurement and manufacturing activities.

Our PST segment operating income decreased primarily due to a decrease in sales partially offset by lower SG&A costs.

Our unallocated corporate operating loss decreased primarily due to higher allocations of direct support costs to operating segments for procurement and manufacturing activities due to the centralization of these activities which were offset by higher professional fees.

Operating income by geographic location is summarized in the following table (in thousands):

			Dollar	Percent
			increase /	increase /
Three months ended June 30	2018	2017	(decrease)	(decrease)
North America	$9,900	$11,447	$(1,547)	(13.5)%
South America	735	1,123	(388)	(34.6)%
Europe and Other	8,546	3,106	5,440	175.1%
Operating income	$19,181	$15,676	$3,505	22.4%

Our North American operating results decreased primarily due to lower sales volume in the North American automotive market as well as higher SG&A costs, which were partially offset by increased sales volume in the commercial vehicle and off-highway markets. The decrease in operating income in South America was primarily due a decrease in product sales offset by lower SG&A costs and slightly higher sales and gross profit from a favorable sales mix or of higher monitoring services and new products sold to our factory authorized dealer installers. Our operating results in Europe and Other increased due to higher sales in our commercial vehicle and European off-highway markets which were partially offset by higher D&D and material and labor costs.

Interest Expense, net. Interest expense, net decreased by $0.3 million compared to the prior year second quarter primarily due to lower PST interest expense as a result of the decrease in outstanding debt balance.

Equity in Earnings of Investee. Equity earnings for Minda were $0.7 million and $0.6 million for the three months ended June 30, 2018 and 2017, respectively. The increase compared to the prior period was due to higher sales which was offset by an unfavorable change in foreign currency exchange rates.

Other (Income) Expense, net. We record certain foreign currency transaction and forward currency hedge contract (gains) losses as a component of other expense (income), net on the condensed consolidated statement of operations. Other expense, net decreased by $0.9 million to other income of $0.3 million in second quarter of 2018 compared to other expense of $0.6 million for the second quarter of 2017 primarily due to a favorable change in foreign currency exchange rates in our PST and Electronics segments which was offset by an unfavorable change in foreign currency exchange rates in our unallocated corporate segment.

Provision for Income Taxes. We recognized income tax expense of $3.8 million and $5.2 million for federal, state and foreign income taxes for the second quarter of 2018 and 2017, respectively. The decrease in income tax expense for the three months ended June 30, 2018 compared to the same period for 2017 was primarily due to Tax Legislation enacted in the fourth quarter of 2017. The effective tax rate decreased to 20.2% in the second quarter of 2018 from 36.8% in the second quarter of 2017 primarily due to the Tax Legislation.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

					Dollar
					increase /
Six months ended June 30		2018		2017	(decrease)
Net sales	$446,532	100.0%	$413,422	100.0%	$33,110
Costs and expenses:
Cost of goods sold	311,145	69.7	288,857	69.9	22,288
Selling, general and administrative	72,517	16.2	69,970	16.9	2,547
Design and development	26,842	6.0	23,755	5.7	3,087

Operating income	36,028	8.1	30,840	7.5	5,188
Interest expense, net	2,524	0.6	2,928	0.7	(404)
Equity in earnings of investee	(1,186)	(0.3)	(735)	(0.2)	(451)
Other expense (income), net	(863)	(0.2)	795	0.2	(1,658)
Income before income taxes	35,553	8.0	27,852	6.8	7,701
Provision for income taxes	7,053	1.6	9,760	2.4	(2,707)
Net income	28,500	6.4	18,092	4.4	10,408

Net loss attributable to
noncontrolling interest	-	-	(130)	-	130
Net income attributable to Stoneridge, Inc.	$28,500	6.4%	$18,222	4.4%	$10,278

Net Sales. Net sales for our reportable segments, excluding inter-segment sales, are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Six months ended June 30		2018		2017	(decrease)	(decrease)
Control Devices	$225,313	50.4%	$232,874	56.3%	$(7,561)	(3.2)%
Electronics	180,341	40.4	135,415	32.8	44,926	33.2%
PST	40,878	9.2	45,133	10.9	(4,255)	(9.4)%
Total net sales	$446,532	100.0%	$413,422	100.0%	$33,110	8.0%

Our Control Devices segment net sales decreased primarily as a result of decreased sales volume in the North American automotive market of $16.6 million as a result of certain program volume reductions partially offset by an increase in sales volume in commercial vehicle, China automotive and favorable foreign currency translation of $6.5 million, $1.9 million and $1.1 million, respectively.

Our Electronics segment net sales increased primarily due to an increase in sales volume in our European and North American commercial vehicle products of $12.6 million and $10.6 million, respectively, and increased sales of European and North American off-highway vehicle products of $11.2 million and $2.9 million, respectively, as well as favorable foreign currency translation of $8.5 million. This increase was partially offset by unfavorable pricing of $1.8 million on products nearing the end of product life.

Our PST segment net sales decreased primarily due to lower volumes for our audio products as well as an unfavorable foreign currency translation that decreased sales by $3.3 million, or 7.3%. This reduction was partially offset by an increase in sales of new products to our factory authorized dealer installers and monitoring product and service revenues.

Net sales by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Six months ended June 30		2018		2017	(decrease)	(decrease)
North America	$245,314	54.9%	$244,873	59.2%	$441	0.2%
South America	40,878	9.2	45,133	10.9	(4,255)	(9.4)%
Europe and Other	160,340	35.9	123,416	29.9	36,924	29.9%
Total net sales	$446,532	100.0%	$413,422	100.0%	$33,110	8.0%

The slight increase in North American net sales was primarily attributable to increased sales volume in our North American commercial vehicle and off-highway markets of $13.9 million and $2.9 million, respectively which was offset by a decrease in sales volume in our North American automotive of $16.6 million resulting from certain program volume reductions. The decrease in net sales in South America was primarily due to a decrease in audio product sales volume as well as an unfavorable foreign currency translation that decreased sales by $3.3 million, or 7.3%, partially offset by a slight increase in sales of new products to our factory authorized dealer installers and monitoring product and service revenues. The increase in net sales in Europe and Other was primarily due to the increase in our European commercial vehicle and European off-highway markets of $16.3 million and $11.2 million, respectively as well as an increase in sales volume in our China automotive market of $1.9 million. Additionally, Europe and Other sales were favorably impacted by foreign currency translation of $9.5 million offset by unfavorable pricing of $1.8 million on products nearing the end of product life.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased by 7.7% and our gross margin improved by 0.2% to 30.3% for the first half of 2018 compared to 30.1% for the first half of 2017. Our material cost as a percentage of net sales increased by 0.6% to 51.3% for the first half of 2018 compared to 50.7% for the first half of 2017. The higher direct material costs in our Control Devices segment resulted from unfavorable product mix. The lower direct material costs as a percentage of net sales in our Electronics and PST segment resulted from favorable product mix. Overhead as a percentage of net sales decreased by 0.9% to 13.4% for the first half of 2018 compared to 14.3% for the first half of 2017.

Our Control Devices segment gross margin remained consistent despite lower sales primarily due to a decrease in overhead.

Our Electronics segment gross margin increased primarily due to higher sales and lower direct material costs as a percentage of sales primarily related to a favorable mix of Orlaco product sales.

Our PST segment gross margin improved due to a favorable sales mix related to higher monitoring service fees and lower audio products which resulted in lower direct material costs as a percentage of sales.

Selling, General and Administrative. SG&A expenses increased by $2.5 million compared to the first half of 2017 primarily due to higher costs in our Electronics segment due to higher wages and fringe benefits, professional service costs and direct support charges for procurement support. In addition, there were higher business realignment charges of $0.5 million in our Electronics and PST segments compared to the first half of 2017. These were partially offset by a decrease in expense for the fair value of the Orlaco earn-out consideration of $1.7 million. Control Devices SG&A costs also increased due to higher wages and direct support charges for procurement support. PST SG&A costs decreased slightly during the current period due to lower wages and professional service costs which were mostly offset by expense for the fair value of earn-out consideration of $1.0 million during the first half of 2018. Unallocated corporate SG&A costs decreased primarily due to higher allocation of direct support costs to operating segments for procurement and manufacturing support due to the centralization of these activities as well as lower incentive compensation costs which were partially offset by higher professional service costs.

Design and Development. D&D costs increased by $3.1 million primarily due to higher D&D costs in our Electronics and Control Devices segments related to program launches, investment in development activities and lower customer reimbursements.

Operating Income. Operating income (loss) is summarized in the following table by reportable segment (in thousands):

			Dollar	Percent
			increase /	increase /
Six months ended June 30	2018	2017	(decrease)	(decrease)
Control Devices	$35,039	$39,008	$(3,969)	(10.2)%
Electronics	16,156	8,371	7,785	93.0%
PST	885	1,702	(817)	(48.0)%
Unallocated corporate	(16,052)	(18,241)	2,189	12.0%
Operating income	$36,028	$30,840	$5,188	16.8%

Our Control Devices segment operating income decreased primarily due to lower sales and higher SG&A and D&D costs partially related to program launches.

Our Electronics segment operating income increased primarily due to the higher sales offset by higher SG&A as well as higher D&D related to product launch and development activities.

Our PST segment operating income decreased primarily due to a decrease in sales as well as the additional expense for the fair value of earn-out consideration of $1.0 million during the first half of 2018.

Our unallocated corporate operating loss decreased primarily due to higher allocations of direct support costs to operating segments for procurement and manufacturing activities due to the centralization of these activities as well as lower incentive compensation costs which were offset by higher professional service costs.

Operating income by geographic location is summarized in the following table (in thousands):

			Dollar	Percent
			increase /	increase /
Six months ended June 30	2018	2017	(decrease)	(decrease)
North America	$18,193	$20,897	$(2,704)	(12.9)%
South America	885	1,702	(817)	(48.0)%
Europe and Other	16,950	8,241	8,709	105.7%
Operating income	$36,028	$30,840	$5,188	16.8%

Our North American operating results decreased primarily due to lower sales volume in the North American automotive market as well as higher SG&A and D&D costs, which were partially offset by increased sales volume in the commercial vehicle and off-highway markets. The decrease in operating income in South America was primarily due a decrease in audio product sales offset by slightly higher sales and gross profit from a favorable sales mix of higher monitoring services and new products sold to our factory authorized dealer installers. Our operating results in Europe and Other increased due to higher sales in our European commercial vehicle and off-highway markets which were partially offset by higher D&D costs.

Interest Expense, net. Interest expense, net decreased by $0.4 million compared to the prior year first half primarily due to lower PST interest expense as a result of the decrease in outstanding debt balance.

Equity in Earnings of Investee. Equity earnings for Minda were $1.2 million and $0.7 million for the six months ended June 30, 2018 and 2017, respectively. The increase compared to the prior period was due to higher sales which was offset by an unfavorable change in foreign currency exchange rates.

Other (Income) Expense, net. We record certain foreign currency transaction and forward currency hedge contract (gains) losses as a component of other expense (income), net on the condensed consolidated statement of operations. Other expense net decreased by $1.7 million to other income of $0.9 million in first half of 2018 compared to other expense of $0.8 million for the first half of 2017 primarily due to a favorable change in foreign currency exchange rates in our Electronics segment.

Provision for Income Taxes. We recognized income tax expense of $7.1 million and $9.8 million for federal, state and foreign income taxes for the first half of 2018 and 2017, respectively. The decrease in income tax expense for the six months ended June 30, 2018 compared to the same period for 2017 was primarily due to Tax Legislation enacted in the fourth quarter of 2017. The effective tax rate decreased to 19.8% in the first half of 2018 from 35.0% in the first half of 2017 primarily due to the Tax Legislation.

Liquidity and Capital Resources

Summary of Cash Flows:

Six months ended June 30, (in thousands)	2018	2017
Net cash provided by (used for):
Operating activities	$28,911	$27,021
Investing activities	(15,401)	(92,685)
Financing activities	(17,428)	56,663
Effect of exchange rate changes on cash and cash equivalents	(3,120)	2,832
Net change in cash and cash equivalents	$(7,038)	$(6,169)

Cash provided by operating activities increased slightly compared to the first half of 2017 primarily due to an increase in net income being offset by a higher use of cash to fund working capital levels. Our receivable terms and collections rates have remained consistent between periods presented.

Net cash used for investing activities decreased primarily due to the business acquisition of Orlaco in the first half of 2017 and insurance proceeds received in the first half of 2018. This was partially offset by higher capital expenditures.

Net cash provided by financing activities decreased primarily due to the significant decrease in borrowing activity on our Credit Facility as we borrowed $77.3 million to fund the acquisition of the Orlaco business in the first quarter of 2017, which was partially offset by an increase in voluntary principal repayments of our Credit Facility and PST debt obligations in the first half of 2018.

As outlined in Note 8 to our condensed consolidated financial statements, our Credit Facility permits borrowing up to a maximum level of $300.0 million which includes an accordion feature which allows the Company to increase the availability by up to $80.0 million upon the satisfaction of certain conditions. This variable rate facility provides the flexibility to refinance other outstanding debt or finance acquisitions through September 2021. The Credit Facility contains certain financial covenants that require the Company to maintain less than a maximum leverage ratio and more than a minimum interest coverage ratio. The Credit Facility also contains affirmative and negative covenants and events of default that are customary for credit arrangements of this type including covenants which place restrictions and/or limitations on the Company’s ability to borrow money, make capital expenditures and pay dividends. The Credit Facility had an outstanding balance of $110.0 million at June 30, 2018. The Company was in compliance with all covenants at June 30, 2018. The covenants included in our Credit Facility to date have not and are not expected to limit our financing flexibility. The Company expects to make additional repayments on the Credit Facility when cash exceeds the amount needed for operations.

PST maintains several short-term and long-term loans used for working capital purposes. At June 30, 2018, there was $5.0 million of PST debt outstanding.  Scheduled principal repayments on PST debt at June 30, 2018 were as follows: $3.2 million from July 2018 to June 2019, $0.8 million from July 2019 to December 2019, $0.5 million in 2020 and $0.5 million in both 2021.

The Company's wholly owned subsidiary located in Stockholm, Sweden, has an overdraft credit line which allows overdrafts on the subsidiary's bank account up to a maximum level of 20.0 million Swedish krona, or $2.2 million, at June 30, 2018. At June 30, 2018, there was no balance outstanding on this credit line.

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

At June 30, 2018, we had a cash and cash equivalents balance of approximately $59.0 million, all of which was held in foreign locations. The decrease in cash from $66.0 million at December 31, 2017 was primarily due to the voluntary principal repayments of outstanding debt and capital expenditures partially offset by cash flows from operations.

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

Critical Accounting Policies and Estimates

The Company's critical accounting policies, which include management's best estimates and judgments, are included in Part II, Item 7, to the consolidated financial statements of the Company's 2017 Form 10-K. These accounting policies are considered critical as disclosed in the Critical Accounting Policies and Estimates section of Management's Discussion and Analysis of the Company's 2017 Form 10-K because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates. There have been no significant changes in our significant accounting policies or critical accounting estimates during the second quarter of 2018. See Note 3, “Revenue,” to the condensed consolidated financial statements in this Form 10-Q for the updated revenue recognition policy adopted in the first quarter of 2018.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2018, an evaluation was performed under the supervision and with the participation of the Company's management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the PEO and PFO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three months ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in certain legal actions and claims primarily arising in the ordinary course of business. Although it is not possible to predict with certainty the outcome of these matters, we do not believe that any of the litigation in which we are currently engaged, either individually or in the aggregate, will have a material adverse effect on our business, consolidated financial position or results of operations. We are subject to litigation regarding civil, labor, and other tax contingencies in our PST segment for which we believe the likelihood of loss is reasonably possible, but not probable, although these claims might take years to resolve. In addition, we are subject to litigation regarding patent infringement. We are also subject to the risk of exposure to product liability claims in the event that the failure of any of our products causes personal injury or death to users of our products as well as product warranty and recall claims. There can be no assurance that we will not experience any material losses related to product liability, warranty or recall claims. In addition, if any of our products prove to be defective, we may be required to participate in a government-imposed or customer OEM-instituted recall involving such products. See additional details of these matters in Note 11 to the condensed consolidated financial statements.

Item 1A. Risk Factors

There have been no material changes with respect to risk factors previously disclosed in the Company's 2017 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to repurchases of Common Shares made by us during the three months ended June 30, 2018. These shares were delivered to us by employees as payment for withholding taxes due upon vesting of performance share awards.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
4/1/18-4/30/18	14,171	$27.32	N/A	N/A
5/1/18-5/31/18	2,061	28.98	N/A	N/A
6/1/18-6/30/18	1,361	33.94	N/A	N/A
Total	17,593

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit

10.1	Amended and Restated 2018 Directors’ Restricted Shares Plan of Stoneridge, Inc. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 16, 2018).

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
	101	XBRL Exhibits:
	101.INS	XBRL Instance Document
	101.SCH	XBRL Schema Document
	101.CAL	XBRL Calculation Linkbase Document
	101.DEF	XBRL Definition Linkbase Document
	101.LAB	XBRL Labels Linkbase Document
	101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONERIDGE, INC.

Date: August 1, 2018	/s/ Jonathan B. DeGaynor
Jonathan B. DeGaynor President and Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2018	/s/ Robert R. Krakowiak
Robert R. Krakowiak
Chief Financial Officer and Treasurer
(Principal Financial Officer)

