Form 10-Q
period 2018-09-30
STONERIDGE INC
filed 2018-10-26
CIK 1043337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2018

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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

The number of Common Shares, without par value, outstanding as of October 22, 2018 was 28,484,466.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(in thousands)	2018	2017
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$60,655	$66,003
Accounts receivable, less reserves of $1,199 and $1,109, respectively	150,393	142,438
Inventories, net	86,755	73,471
Prepaid expenses and other current assets	22,107	21,457
Total current assets	319,910	303,369

Long-term assets:
Property, plant and equipment, net	111,012	110,402
Intangible assets, net	63,052	75,243
Goodwill	37,155	38,419
Investments and other long-term assets, net	28,123	31,604
Total long-term assets	239,342	255,668
Total assets	$559,252	$559,037

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of debt	$1,808	$4,192
Accounts payable	91,272	79,386
Accrued expenses and other current liabilities	52,663	52,546
Total current liabilities	145,743	136,124

Long-term liabilities:
Revolving credit facility	101,000	121,000
Long-term debt, net	1,218	3,852
Deferred income taxes	17,170	18,874
Other long-term liabilities	24,722	35,115
Total long-term liabilities	144,110	178,841

Shareholders’ equity:
Preferred Shares, without par value, 5,000 shares authorized, none issued	-	-
Common Shares, without par value, 60,000 shares authorized, 28,966 and 28,966 shares issued and 28,483 and 28,180 shares outstanding at September 30, 2018 and December 31, 2017, respectively, with no stated value	-	-
Additional paid-in capital	230,229	228,486
Common Shares held in treasury, 483 and 786 shares at September 30, 2018 and December 31 2017, respectively, at cost	(8,875)	(7,118)
Retained earnings	133,803	92,264
Accumulated other comprehensive loss	(85,758)	(69,560)
Total shareholders’ equity	269,399	244,072
Total liabilities and shareholders’ equity	$559,252	$559,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2018	2017	2018	2017

Net sales	$208,853	$203,582	$655,385	$617,004

Costs and expenses:
Cost of goods sold	145,568	141,033	456,713	429,890
Selling, general and administrative	32,589	37,277	105,106	107,247
Design and development	12,384	11,976	39,226	35,731

Operating income	18,312	13,296	54,340	44,136

Interest expense, net	1,155	1,508	3,679	4,436
Equity in earnings of investee	(249)	(465)	(1,435)	(1,200)
Other expense (income), net	647	395	(216)	1,190

Income before income taxes	16,759	11,858	52,312	39,710

Provision for income taxes	3,467	3,809	10,520	13,569

Net income	13,292	8,049	41,792	26,141

Net loss attributable to noncontrolling interest	-	-	-	(130)

Net income attributable to Stoneridge, Inc.	$13,292	$8,049	$41,792	$26,271

Earnings per share attributable to Stoneridge, Inc.:
Basic	$0.47	$0.29	$1.47	$0.94
Diluted	$0.46	$0.28	$1.44	$0.92

Weighted-average shares outstanding:
Basic	28,453	28,136	28,384	28,026
Diluted	29,065	28,652	29,073	28,613

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017

Net income	$13,292	$8,049	$41,792	$26,141
Less: Net loss attributable to noncontrolling interest	-	-	-	(130)
Net income attributable to Stoneridge, Inc.	13,292	8,049	41,792	26,271

Other comprehensive income (loss), net of tax attributable to Stoneridge, Inc.:
Foreign currency translation	(3,339)	6,483	(16,866)	15,822
Unrealized gain (loss) on derivatives (1)	32	(138)	668	172
Other comprehensive income (loss), net of tax attributable to Stoneridge, Inc.	(3,307)	6,345	(16,198)	15,994

Comprehensive income attributable to Stoneridge, Inc.	$9,985	$14,394	$25,594	$42,265

(1)	Net of tax expense (benefit) of $47 and $(74) for the three months ended September 30, 2018 and 2017, respectively. Net of tax expense of $218 and $93 for the nine months ended September 30, 2018 and 2017, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine months ended September 30, (in thousands)	2018	2017

OPERATING ACTIVITIES:
Net income	$41,792	$26,141
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,073	15,922
Amortization, including accretion of deferred financing costs	5,112	4,993
Deferred income taxes	2,399	6,233
Earnings of equity method investee	(1,435)	(1,200)
(Loss) gain on sale of fixed assets	(21)	6
Share-based compensation expense	4,214	5,713
Tax benefit related to share-based compensation expense	(879)	(759)
Change in fair value of earn-out contingent consideration	1,918	4,645
Changes in operating assets and liabilities, net of effect of business combination:
Accounts receivable, net	(15,145)	(18,232)
Inventories, net	(18,041)	(6,564)
Prepaid expenses and other assets	(1,086)	1,530
Accounts payable	15,280	11,611
Accrued expenses and other liabilities	(3,543)	1,079
Net cash provided by operating activities	47,638	51,118

INVESTING ACTIVITIES:
Capital expenditures	(22,816)	(24,892)
Proceeds from sale of fixed assets	44	66
Insurance proceeds for fixed assets	1,403	-
Business acquisition, net of cash acquired	-	(77,258)
Net cash used for investing activities	(21,369)	(102,084)

FINANCING ACTIVITIES:
Acquisition of noncontrolling interest, including transaction costs	-	(1,848)
Revolving credit facility borrowings	27,500	91,000
Revolving credit facility payments	(47,500)	(32,000)
Proceeds from issuance of debt	369	2,557
Repayments of debt	(4,372)	(10,307)
Other financing costs	-	(61)
Repurchase of Common Shares to satisfy employee tax withholding	(4,206)	(2,222)

Net cash (used for) provided by financing activities	(28,209)	47,119

Effect of exchange rate changes on cash and cash equivalents	(3,408)	4,249
Net change in cash and cash equivalents	(5,348)	402
Cash and cash equivalents at beginning of period	66,003	50,389

Cash and cash equivalents at end of period	$60,655	$50,791

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,899	$4,286
Cash paid for income taxes, net	$14,899	$5,745

The accompanying notes are an integral part of these condensed consolidated financial statements.

(1) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Stoneridge, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s 2017 Form 10-K.

On January 31, 2017, the Company acquired Exploitatiemaatschappij Berghaaf B.V. (“Orlaco”), an electronics business which designs, manufactures and sells camera-based vision systems, monitors and related products. The acquisition was accounted for as a business combination, and accordingly, the Company’s condensed consolidated financial statements herein include the results of Orlaco from the acquisition date to September 30, 2018. See Note 4 to the condensed consolidated financial statements for additional details regarding the Orlaco acquisition.

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

(2)  Recently Issued Accounting Standards

Recently Adopted Accounting Standards

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-01, “Clarifying the Definition of a Business”.  This guidance revises the definition of a business and provides a framework to evaluate when an input and a substantive process are present in an acquisition to be considered a business. This guidance was effective for annual periods beginning after December 15, 2017.  The Company adopted this standard on January 1, 2018, which did not have a material impact on its condensed consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” and related amendments, which is the new comprehensive revenue recognition standard (collectively known as Accounting Standard Codification (“ASC”) 606) that has superseded existing revenue recognition guidance under U.S. GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. To achieve this principle, an entity identifies the contract with a customer, identifies the separate performance obligations in the contract, determines the transaction price, allocates the transaction price to the separate performance obligations and recognizes revenue when each separate performance obligation is satisfied. The Company adopted this standard on January 1, 2018 using the modified retrospective transition method. Under the modified retrospective method, the Company would have recognized the cumulative effect of initially applying the standard as an adjustment to opening retained earnings at the date of initial application; however, the Company did not have any material adjustments as of the date of the adoption. The Company has not experienced a material impact on its results of operations from the adoption of ASC 606; however, the Company has expanded its disclosures consistent with the requirements of the new standard and the Company will continue to evaluate new contracts to apply the framework of ASC 606. In particular, the Company will evaluate new contracts with customers analyzing the impact, if any, on revenue from the sale of production parts, particularly in regards to material rights, variable consideration and the impact of termination clauses on the timing of revenue recognition. The majority of our revenue continues to be recognized when products are shipped from our manufacturing facilities. The Company has not changed how it accounts for reimbursable pre-production costs, currently accounted for as a reduction of costs incurred. Refer to Note 3 for the expanded revenue disclosures.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which will require that a lessee recognize assets and liabilities on the balance sheet for all leases with a lease term of more than twelve months, with the result being the recognition of a right of use asset and a lease liability.  The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The Company will adopt this standard as of January 1, 2019 using the modified retrospective approach and will elect the transition option to use the effective date January 1, 2019, as the date of initial application. The Company will not adjust its comparative period financial statements for effects of the ASU 2016-02, or make the new required lease disclosures for periods before the effective date. The Company will recognize its cumulative effect transition adjustment as of the effective date. In addition, the Company intends to elect the package of practical expedients permitted under the transition guidance within the new standard. The Company is currently evaluating the impact of this standard on the financial statements and disclosures, internal controls and accounting policies. This evaluation process includes reviewing all forms of leases and performing a completeness assessment over the lease population. The Company has launched a project to implement a third party supported lease accounting system solution, establish a new lease accounting process and design related internal controls. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from current GAAP. While the Company’s evaluation is ongoing, the Company does not expect the adoption of the new standard to have a material impact on its results of operations, however, it will have a material impact on the condensed consolidated balance sheet as right of use assets and lease liabilities will be recorded for all long-term operating leases.

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

Revenue by Reportable Segment

Control Devices. Our Control Devices segment designs and manufactures products that monitor, measure or activate specific functions within a vehicle. This segment includes product lines such as sensors, actuators, valves and switches. We sell these products principally to the automotive market in the North American, European, and Asia Pacific regions. To a lesser extent, we also sell these products to the commercial vehicle and agricultural markets in our North America and European regions. Our customers included in these markets primarily consist of original equipment manufacturers (“OEM”) and companies supplying components directly to the OEMs (“tier one supplier”).

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

PST. Our PST segment primarily serves the South American region and specializes in the design, manufacture and sale of in-vehicle audio and video devices, electronic vehicle security alarms, convenience accessories, vehicle tracking devices and monitoring services primarily for the automotive and motorcycle markets. PST sells its products through the aftermarket distribution channel, to factory authorized dealer installers, also referred to as original equipment services, direct to OEMs and through mass merchandisers.

The following tables disaggregate our revenue by reportable segment and geographical location(1) for the periods ended September 30, 2018 and 2017:

Three months ended September 30	Control Devices		Electronics		PST		Consolidated
	2018	2017	2018	2017	2018	2017	2018	2017
Net Sales:
North America	$97,017	$96,314	$22,458	$17,088	$-	$-	$119,475	$113,402
South America	-	-	-	-	18,864	25,386	18,864	25,386
Europe	4,174	2,009	58,315	53,190	-	-	62,489	55,199
Asia Pacific	7,211	8,519	814	1,076	-	-	8,025	9,595
Total net sales	$108,402	$106,842	$81,587	$71,354	$18,864	$25,386	$208,853	$203,582

Nine months ended September 30	Control Devices		Electronics		PST		Consolidated
	2018	2017	2018	2017	2018	2017	2018	2017
Net Sales:
North America	$300,024	$312,320	$64,765	$45,955	$-	$-	$364,789	$358,275
South America	-	-	-	-	59,742	70,519	59,742	70,519
Europe	10,734	5,657	194,270	158,522	-	-	205,004	164,179
Asia Pacific	22,957	21,739	2,893	2,292	-	-	25,850	24,031
Total net sales	$333,715	$339,716	$261,928	$206,769	$59,742	$70,519	$655,385	$617,004

(1)	Company sales based on geographic location are where the sale originates not where the customer is located.

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

Contract Balances

The Company had no material contract assets, contract liabilities or capitalized contract acquisition costs as of September 30, 2018.

(4) Acquisition of Orlaco

On January 31, 2017, Stoneridge B.V., an indirect wholly-owned subsidiary of Stoneridge, Inc., entered into and closed an agreement to acquire Orlaco. Orlaco designs, manufactures and sells camera-based vision systems, monitors and related electronic products primarily to the heavy off-road machinery, commercial vehicle, lifting crane and warehousing and logistics industries.  Stoneridge and Orlaco jointly developed the MirrorEye mirror replacement system, which is a system solution to improve the safety and fuel economy of commercial vehicles.  The MirrorEye system integrates Orlaco’s vision processing technology and Stoneridge’s driver information capabilities as well as the combines software capabilities of both businesses. The acquisition of Orlaco enhances our Electronics segment’s global technical capabilities in vision systems and facilitates entry into new markets.

The aggregate consideration for the Orlaco acquisition on January 31, 2017 was €74,939 ($79,675), which included customary estimated adjustments to the purchase price. The Company is required to pay an additional amount up to €7,500 ($8,706) as contingent consideration (“earn-out consideration”) if certain performance targets are achieved during the first two years.

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

The Company recognized $1,259 of acquisition related costs in the condensed consolidated statement of operations as a component of selling, general and administrative (“SG&A”) expense for the nine months ended September 30, 2017. There were no acquisition related costs for the nine months ended September 30, 2018.

The Company’s statement of operations for the three and nine months ended September 30, 2017 includes $0 and $1,636, respectively, of expense in cost of goods sold (“COGS”) associated with the step-up of the Orlaco inventory to fair value. The Company’s statement of operations for the nine months ended September 30, 2018 includes $369 of expense for the fair value adjustment for earn-out consideration in SG&A expenses. There was no fair value adjustment for the earn-out consideration for three months ended September 30, 2018 due to the earn-out liability being capped in the first quarter of 2018. The Company’s statement of operations for the three and nine months ended September 30, 2017 included $1,823 and $3,926 of expense for the fair value adjustment for earn-out consideration in SG&A expenses. See Note 6 for the fair value and foreign currency adjustments of the earn-out consideration.

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

Nine months ended
September 30,
2017

Net sales	$622,034
Net income attributable to Stoneridge, Inc. and subsidiaries	$26,375

The unaudited pro forma financial information presented in the table above has been adjusted to give effect to adjustments that are directly related to the business combination and are factually supportable. These adjustments primarily include depreciation and amortization related to fair value adjustments to property, plant, and equipment and finite-lived intangible assets.

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

	September 30,	December 31,
	2018	2017
Raw materials	$58,341	$47,588
Work-in-progress	5,395	5,806
Finished goods	23,019	20,077
Total inventories, net	$86,755	$73,471

Inventory valued using the FIFO method was $69,817 and $54,837 at September 30, 2018 and December 31, 2017, respectively. Inventory valued using the average cost method was $16,938 and $18,634 at September 30, 2018 and December 31, 2017, respectively.

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

Derivative Instruments and Hedging Activities

On September 30, 2018, the Company had open foreign currency forward contracts which are used solely for hedging and not for speculative purposes. Management believes that its use of these instruments to reduce risk is in the Company’s best interest.  The counterparties to these financial instruments are financial institutions with investment grade credit ratings.

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

In certain instances, the foreign currency forward contracts do not qualify for hedge accounting or are not designated as hedges, and therefore are marked-to-market with gains and losses recognized in the Company’s condensed consolidated statement of operations as a component of other expense (income), net.

The Company’s foreign currency forward contracts offset a portion of the gains and losses on the underlying foreign currency denominated transactions as follows:

Euro-denominated Foreign Currency Forward Contract

At September 30, 2018 and December 31, 2017, the Company held foreign currency forward contracts with underlying notional amounts of $920 and $1,486, respectively, to reduce the exposure related to the Company’s euro-denominated intercompany loans. The current contract expires in June 2019. The euro-denominated foreign currency forward contract was not designated as a hedging instrument. The Company recognized a gain of $10 and a loss of $36 for the three months ended September 30, 2018 and 2017, respectively, in the condensed consolidated statements of operations as a component of other expense (income), net related to the euro-denominated contract. For the nine months ended September 30, 2018 and 2017, the Company recognized a gain of $52 and a loss of $164, respectively, related to this contract.

U.S. dollar-denominated Foreign Currency Forward Contracts – Cash Flow Hedges

The Company entered into on behalf of one of its European Electronics subsidiaries whose functional currency is the Swedish krona, U.S. dollar-denominated currency contracts with a notional amount at September 30, 2018 of $2,000 which expire ratably on a monthly basis from October 2018 through December 2018. There were no such contracts at December 31, 2017.

The Company entered into on behalf of one of its European Electronics subsidiaries whose functional currency is the euro, U.S. dollar-denominated currency contracts with a notional amount at September 30, 2018 of $500 which expire ratably on a monthly basis from October 2018 through December 2018. There were no such contracts at December 31, 2017.

The Company evaluated the effectiveness of the U.S. dollar-denominated foreign currency forward contracts held as of September 30, 2018 and concluded that the hedges were highly effective.

Mexican Peso-denominated Foreign Currency Forward Contracts – Cash Flow Hedge

The Company holds Mexican peso-denominated foreign currency forward contracts with notional amounts at September 30, 2018 of $4,612 which expire ratably on a monthly basis from October 2018 through December 2018, compared to a notional amount of $9,143 at December 31, 2017.

The Company evaluated the effectiveness of the Mexican peso-denominated foreign currency forward contracts held as of September 30, 2018 and December 31, 2017 and concluded that the hedges were highly effective.

The notional amounts and fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

			Prepaid expenses		Accrued expenses and
	Notional amounts (A)		and other current assets		other current liabilities
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2018	2017	2018	2017	2018	2017
Derivatives designated as hedging instruments:
Cash flow hedges:
Forward currency contracts	$7,112	$9,143	$665	$-	$-	$221
Derivatives not designated as hedging instruments:
Forward currency contracts	$920	$1,486	$4	$-	$-	$48

(A)	Notional amounts represent the gross contract of the derivatives outstanding in U.S. dollars.

Gross amounts recorded for the cash flow hedges in other comprehensive income (loss) and in net income for the three months ended September 30 are as follows:

			Gain reclassified from
	Gain recorded in other		other comprehensive income
	comprehensive income (loss)		(loss) into net income (A)
	2018	2017	2018	2017
Derivatives designated as cash flow hedges:
Forward currency contracts	$637	$56	$558	$268

Gross amounts recorded for the cash flow hedges in other comprehensive income (loss) and in net income for the nine months ended September 30 are as follows:

			Gain reclassified from
	Gain recorded in other		other comprehensive income
	comprehensive income (loss)		(loss) into net income (A)
	2018	2017	2018	2017
Derivatives designated as cash flow hedges:
Forward currency contracts	$1,819	$717	$933	$452

(A)	Gains reclassified from other comprehensive income (loss) into net income recognized in cost of goods sold in the Company’s condensed consolidated statements of operations were $495 and $834 for the three and nine months ended September 30, 2018, respectively. Gains reclassified from other comprehensive income (loss) into net income recognized in design and development (“D&D”) in the Company’s condensed consolidated statements of operations were $63 and $99 for the three and nine months ended September 30, 2018, respectively. Gains reclassified from other comprehensive income (loss) were recognized in cost of goods sold for the three and nine months ended September 30, 2017.

The net deferred gain of $665 on the cash flow hedge derivatives will be reclassified from other comprehensive income (loss) to the condensed consolidated statements of operations through December 2018.

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

		September 30, 2018			December 31, 2017
		Fair values estimated using
		Level 1	Level 2	Level 3
	Fair value	inputs	inputs	inputs	Fair value
Financial assets carried at fair value:
Forward currency contracts	$669	$-	$669	$-	$-
Total financial assets carried at fair value	$669	$-	$669	$-	$-

Financial liabilities carried at fair value:
Forward currency contracts	$-	$-	$-	$-	$269
Earn-out consideration	20,002	-	-	20,002	20,746
Total financial liabilities carried at fair value	$20,002	$-	$-	$20,002	$21,015

The following table sets forth a summary of the change in fair value of the Company’s Level 3 financial liabilities related to earn-out consideration that are measured at fair value on a recurring basis.

	Orlaco	PST	Total
Balance at December 31, 2017	$8,637	$12,109	$20,746
Change in fair value	369	1,549	1,918
Foreign currency adjustments	(300)	(2,362)	(2,662)
Balance at September 30, 2018	$8,706	$11,296	$20,002

	Orlaco	PST	Total
Balance at December 31, 2016	$-	$-	$-
Fair value on acquisition date	3,243	10,180	13,423
Change in fair value	3,926	719	4,645
Foreign currency adjustments	408	(181)	227
Balance at September 30, 2017	$7,577	$10,718	$18,295

The earn-out consideration obligations related to Orlaco and PST are recorded within other current liabilities and other long-term liabilities, respectively, in the condensed consolidated balance sheet as of September 30, 2018.

The fair value for the Orlaco earn-out consideration is based on a Monte Carlo simulation utilizing forecasted earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the 2017 and 2018 earn-out period as well as a growth rate reduced by the market required rate of return. The Company will be required to pay the PST earn-out consideration, which is not capped, based on PST’s financial performance in either 2020 or 2021. The fair value of the PST earn-out consideration is based on discounted cash flows utilizing forecasted EBITDA in 2020 and 2021 using the key inputs of forecasted sales and expected operating income reduced by the market required rate of return.

The increase in fair value of earn-out consideration related to the Orlaco acquisition is primarily due to actual performance exceeding forecasted performance as well as the reduced time from the current period end to the payment date offset by foreign currency translation. The Orlaco earn-out consideration reached the capped amount of €7,500 as of the quarter ended March 31, 2018. The net decrease in fair value of earn-out consideration for PST was due to foreign currency translation partially offset by the reduced time from the current period end to the payment date. The fair value adjustments of Orlaco and PST earn-out considerations are recorded in SG&A in the condensed consolidated statements of operations. The foreign currency impact for the PST earn-out considerations is included in other expense (income), net in the condensed consolidated statements of operations.

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the nine months ended September 30, 2018.

Except for the fair value of assets acquired and liabilities assumed related to the Orlaco acquisition discussed in the Company’s 2017 Form 10-K, there were no non-recurring fair value measurements for the periods presented.

(7) Share-Based Compensation

Compensation expense for share-based compensation arrangements, which is recognized in the condensed consolidated statements of operations as a component of SG&A expenses, was $1,376 and $1,648 for the three months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 total share-based compensation was $4,214 compared to $5,713 for the nine months ended September 30, 2017. The nine months ended September 30, 2018 included the forfeiture of certain grants associated with employee resignations. The nine months ended September 30, 2017 included expenses related to accelerated expense associated with the retirement of eligible employees.

(8) Debt

Debt consisted of the following at September 30, 2018 and December 31, 2017:

	September 30,	December 31,	Interest rates at
	2018	2017	September 30, 2018	Maturity
Revolving Credit Facility
Credit Facility	$101,000	$121,000	3.16% - 3.30%	September 2021

Debt
PST short-term obligations	675	-	11.26%	March 2019
PST long-term notes	2,351	8,016	8.0% - 10.0%	2019-2021
Other	-	28
Total debt	3,026	8,044
Less: current portion	(1,808)	(4,192)
Total long-term debt, net	$1,218	$3,852

Revolving Credit Facility

On November 2, 2007, the Company entered into an asset-based credit facility, which permits borrowing up to a maximum level of $100,000. The Company entered into an Amended and Restated Credit and Security Agreement and a Second Amended and Restated Credit and Security Agreement on September 20, 2010 and December 1, 2011, respectively.

On September 12, 2014, the Company entered into a Third Amended and Restated Credit Agreement (the “Amended Agreement” or “Credit Facility”). The Amended Agreement provides for a $300,000 revolving credit facility, which replaced the Company’s existing $100,000 asset-based credit facility and includes a letter of credit subfacility, swing line subfacility and multicurrency subfacility. The Amended Agreement also has an accordion feature which allows the Company to increase the availability by up to $80,000 upon the satisfaction of certain conditions. The Amended Agreement extended the termination date to September 12, 2019 from December 1, 2016. On March 26, 2015, the Company entered into Amendment No. 1 to the Amended Agreement which modified the definition of Consolidated EBITDA to allow for the add back of cash premiums and other non-cash charges related to the amendment and restatement of the Amended Agreement and the early extinguishment of the Company’s 9.5% Senior Secured Notes. Consolidated EBITDA is used in computing the Company’s leverage ratio and interest coverage ratio which are covenants within the Amended Agreement. On February 23, 2016, the Company entered into Amendment No. 2 to the Amended Agreement which amended and waived any default or potential defaults with respect to the pledging as collateral additional shares issued by a wholly owned subsidiary and newly issued shares associated with the formation of a new subsidiary. On August 12, 2016, the Company entered into Amendment No. 3 to the Amended Agreement which extended of the expiration date of the Agreement by two years to September 12, 2021, increased the borrowing sub-limit for the Company’s foreign subsidiaries by $30,000 to $80,000, increased the basket of permitted loans and investments in foreign subsidiaries by $5,000 to $30,000, and provided additional flexibility to the Company for certain permitted corporate transactions involving its foreign subsidiaries as defined in the Agreement. As a result of Amendment No. 3 to the Amended Agreement, the Company capitalized deferred financing costs of $339, which will be amortized over the remaining term of the Credit Facility. On January 30, 2017, the Company entered into Consent and Amendment No. 4 to the Amended Agreement which amended certain definitions, schedules and exhibits of the Credit Facility, consented to a Dutch Reorganization, and consented to the Orlaco acquisition. As a result of Amendment No. 4 to the Amended Agreement, the Company capitalized deferred financing costs of $61, which will be amortized over the remaining term of the Credit Facility. On September 11, 2018, the Company entered into Amendment No. 5 to the Amended Agreement which extended financial accommodations to permit the Company to invest in certain funds in an amount that does not exceed $10,000.

On October 26, 2018, the Company entered into Consent and Amendment No. 6 to the Amended Agreement which amended certain definitions, sections and schedules of the Credit Facility and consented to realignment of certain foreign subsidiaries, and permits the Company to repurchase the Company’s outstanding common shares in an amount that does not exceed $50,000.

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

Borrowings outstanding on the Credit Facility were $101,000 and $121,000 at September 30, 2018 and December 31, 2017, respectively. Borrowings decreased under the Credit Facility due to voluntary principal repayments.

The Company was in compliance with all Credit Facility covenants at September 30, 2018 and December 31, 2017.

The Company also has outstanding letters of credit of $2,008 at September 30, 2018 and December 31, 2017.

Debt

PST maintains several short-term obligations and long-term notes used for working capital purposes which have fixed or variable interest rates. The weighted-average interest rates of short term and long-term debt of PST at September 30, 2018 was 11.26% and 8.65%.  Depending on the specific note, interest is payable either monthly or annually. Principal repayments on PST debt at September 30, 2018 are as follows: $1,808 from October 2018 through September 2019, $330 from October 2019 through December 2019, $465 in 2020 and $423 in 2021. PST was in compliance with all debt covenants at September 30, 2018 and December 31, 2017.

The Company’s wholly-owned subsidiary located in Stockholm, Sweden, has an overdraft credit line which allows overdrafts on the subsidiary’s bank account up to a maximum level of 20,000 Swedish krona, or $2,250 and $2,439, at September 30, 2018 and December 31, 2017, respectively. At September 30, 2018 and December 31, 2017, there was no balance outstanding on this overdraft credit line.

(9) Earnings Per Share

Basic earnings per share was computed by dividing net income by the weighted-average number of Common Shares outstanding for each respective period. Diluted earnings per share was calculated by dividing net income by the weighted-average of all potentially dilutive Common Shares that were outstanding during the periods presented. The weighted-average dilutive Common Shares calculation excludes the excess tax benefit from the treasury stock method for the three and nine months ended September 30, 2018 and 2017.

Weighted-average Common Shares outstanding used in calculating basic and diluted earnings per share were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Basic weighted-average Common Shares outstanding	28,452,807	28,135,705	28,383,843	28,062,438
Effect of dilutive shares	612,239	516,637	689,257	550,188
Diluted weighted-average Common Shares outstanding	29,065,046	28,652,342	29,073,100	28,612,626

There were no performance-based restricted Common Shares outstanding at September 30, 2018 or 2017. There were 626,500 and 781,977 performance-based right to receive Common Shares outstanding at September 30, 2018 and 2017, respectively. The right to receive Common Shares are included in the computation of diluted earnings per share based on the number of Common Shares that would be issuable if the end of the quarter were the end of the contingency period.

(10) Changes in Accumulated Other Comprehensive Loss by Component

Changes in accumulated other comprehensive loss for the three months ended September 30, 2018 and 2017 were as follows:

	Foreign	Unrealized
	currency	gain (loss)
	translation	on derivatives	Total
Balance at July 1, 2018	$(82,944)	$493	$(82,451)

Other comprehensive income (loss) before reclassifications	(3,339)	258	(3,081)
Amounts reclassified from accumulated other comprehensive loss	-	(226)	(226)
Net other comprehensive income (loss), net of tax	(3,339)	32	(3,307)
Balance at September 30, 2018	$(86,283)	$525	$(85,758)

Balance at July 1, 2017	$(75,551)	$292	$(75,259)

Other comprehensive income before reclassifications	6,483	36	6,519
Amounts reclassified from accumulated other comprehensive loss	-	(174)	(174)
Net other comprehensive income (loss), net of tax	6,483	(138)	6,345
Balance at September 30, 2017	$(69,068)	$154	$(68,914)

Changes in accumulated other comprehensive loss for the nine months ended September 30, 2018 and 2017 were as follows:

	Foreign	Unrealized
	currency	gain (loss)
	translation	on derivatives	Total
Balance at January 1, 2018	$(69,417)	$(143)	$(69,560)

Other comprehensive income (loss) before reclassifications	(16,866)	1,372	(15,494)
Amounts reclassified from accumulated other comprehensive loss	-	(704)	(704)
Net other comprehensive income (loss), net of tax	(16,866)	668	(16,198)
Balance at September 30, 2018	$(86,283)	$525	$(85,758)

Balance at January 1, 2017	$(67,895)	$(18)	$(67,913)

Other comprehensive income before reclassifications	15,822	466	16,288
Amounts reclassified from accumulated other comprehensive loss	-	(294)	(294)
Net other comprehensive income, net of tax	15,822	172	15,994
Reclassification of foreign currency translation associated with noncontrolling interest acquired	(16,995)	-	(16,995)
Balance at September 30, 2017	$(69,068)	$154	$(68,914)

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

As a result of environmental studies performed at the Company’s former facility located in Sarasota, Florida, the Company became aware of soil and groundwater contamination at the site and engaged an environmental engineering consultant to develop a remediation and monitoring plan for the site. Soil remediation at the site was completed during the year ended December 31, 2010. A remedial action plan was approved by the Florida Department of Environmental Protection and groundwater remediation began in the fourth quarter of 2015. During the three and nine months ended September 30, 2018 and 2017, environmental remediation costs incurred were immaterial. At September 30, 2018 and December 31, 2017, the Company accrued a remaining undiscounted liability of $155 and $265, respectively, related to future remediation costs. At September 30, 2018 and December 31, 2017, $155 and $253, respectively, were recorded as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheets while the remaining amount was recorded as a component of other long-term liabilities. Costs associated with the recorded liability will be incurred to complete the groundwater remediation, with the balance relating to monitoring costs to be incurred over multiple years. The recorded liability is based on assumptions in the remedial action plan. Although the Company sold the Sarasota facility and related property in December 2011, the liability to remediate the site contamination remains the responsibility of the Company. Due to the ongoing site remediation, the Company is currently required to maintain a $1,489 letter of credit for the benefit of the buyer.

The Company’s PST subsidiary has civil, labor and other tax contingencies for which the likelihood of loss is deemed to be reasonably possible, but not probable, by the Company’s legal advisors in Brazil. As a result, no provision has been recorded with respect to these contingencies, which amounted to R$30,100 ($7,400) and R$33,800 ($10,200) at September 30, 2018 and December 31, 2017, respectively. An unfavorable outcome on these contingencies could result in significant cost to the Company and adversely affect its results of operations.

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

Loss recoveries related to the damage of inventory and incremental costs included in costs of sales were not significant for the three and nine months ended September 30, 2018 and 2017, respectively. There were no loss recoveries and insurance gain contingencies recognized in the three and nine months ended September 30, 2018 and 2017 related to the damage of property, plant and equipment included within SG&A expense.  As of December 31, 2017, the Company had confirmation of the open insurance claim and recorded a receivable of $1,644. The cash payment was subsequently collected in January 2018. Cash proceeds related to the damage of inventory and incremental costs were $241 and $500 for the nine months ended September 30, 2018 and 2017, respectively, and are included in cash flows from operating activities at September 30, 2018. Cash proceeds related to the damage of property, plant and equipment of $1,403 for the nine months ended September 30, 2018 are included in cash flows from investing activities at September 30, 2018. There were no cash proceeds received during the three months ended September 30, 2018 and 2017.

Product Warranty and Recall

Amounts accrued for product warranty and recall claims are established based on the Company’s best estimate of the amounts necessary to settle existing and future claims on products sold as of the balance sheet dates. These accruals are based on several factors including past experience, production changes, industry developments and various other considerations including insurance coverage. The Company can provide no assurances that it will not experience material claims or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued or beyond what the Company may recover from its suppliers. The current portion of product warranty and recall is included as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheets. Product warranty and recall included $3,273 and $3,112 of a long-term liability at September 30, 2018 and December 31, 2017, respectively, which is included as a component of other long-term liabilities in the condensed consolidated balance sheets.

The following provides a reconciliation of changes in product warranty and recall liability:

Nine months ended September 30	2018	2017
Product warranty and recall at beginning of period	$9,978	$9,344
Accruals for products shipped during period	4,207	6,279
Assumed warranty liability related to Orlaco	-	1,462
Aggregate changes in pre-existing liabilities due to claim developments	573	1,554
Settlements made during the period	(4,259)	(9,252)
Foreign currency translation	(561)	381
Product warranty and recall at end of period	$9,938	$9,768

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

Business realignment costs (benefit) by reportable segment were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Control Devices (A)	$32	$-	$160	$-
Electronics (B)	(80)	16	215	72
PST (C)	35	37	354	475
Total business realignment costs (benefit)	$(13)	$53	$729	$547

(A)	Severance costs for the nine months ended September 30, 2018 related to D&D were $128. Severance costs for the three and nine months ended September 30, 2018 related to SG&A were $32.

(B)	Severance costs (benefit) for the three and nine months ended September 30, 2018 related to SG&A were $(80) and $215, respectively. Severance costs for the three and nine months ended September 30, 2017 related to SG&A were $16. Severance costs for the nine months ended September 30, 2017 related to COGS were $56.

(C)	Severance costs for the three and nine months ended September 30, 2018 related to SG&A were $19 and $312, respectively. Severance costs for the three and nine months ended September 30, 2018 related to COGS were $16 and $42, respectively. Severance costs for the three months ended September 30, 2017 related to COGS, SG&A and D&D were $17, $19 and $1, respectively. Severance costs for the nine months ended September 30, 2017 related to COGS, SG&A and D&D were $355, $119 and $1, respectively.

Business realignment costs (benefit) classified by statement of operations line item were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Cost of goods sold	$16	$17	$42	$411
Selling, general and administrative	(29)	35	559	135
Design and development	-	1	128	1
Total business realignment charges (benefit)	$(13)	$53	$729	$547

(13) Income Taxes

The Company recognized income tax expense of $3,467 and $3,809 for U.S. federal, state and foreign income taxes for the three months ended September 30, 2018 and 2017, respectively. The decrease in income tax expense for the three months ended September 30, 2018 compared to the same period for 2017 was primarily related to the impact of the Tax Cuts and Jobs Act (“Tax Legislation”) enacted in the United States on December 22, 2017. The effective tax rate decreased to 20.7% in the third quarter of 2018 from 32.1% in the third quarter of 2017 primarily due the impact of the Tax Legislation compared to the same period in 2017.

The Company recognized income tax expense of $10,520 and $13,569 for U.S. federal, state and foreign income taxes for the nine months ended September 30, 2018 and 2017, respectively.  The decrease in income tax expense for the nine months ended September 30, 2018 compared to the same period for 2017 was primarily related to the impact of the Tax Legislation. The effective tax rate decreased to 20.1% in the first nine months of 2018 from 34.2% in the first nine months of 2017 primarily due the impact of the Tax Legislation compared to the same period in 2017.

The Company has recognized the estimated impact of the Tax Legislation to its 2018 tax position in its estimated annual effective tax rate (“EAETR”) calculation. The Company continues to examine the potential impact of certain provisions of the Tax Legislation that could affect its 2018 EAETR, including the provisions related to global intangible low-taxed income (“GILTI”), foreign derived intangible income (“FDII”) and the base erosion and anti-abuse tax (“BEAT”). Accordingly, the Company’s 2018 EAETR may change in subsequent interim periods as additional analysis is completed.

The Tax Legislation significantly revises the U.S. corporate income tax by, among other things, lowering corporate income tax rates, imposing a one-time transition tax on deemed repatriated earnings of foreign subsidiaries, imposing a base erosion and anti-abuse tax, and imposing a tax on global intangible low taxed income. Pursuant to the guidance within SEC Staff Accounting Bulletin No. 118 (“SAB 118”), as of September 30, 2018, the Company continues to analyze certain aspects of the Tax Legislation and refine its assessment, the ultimate impact of the Tax Legislation may differ from these estimates due to continued analysis or further regulatory guidance that may be issued as a result of the Tax Legislation.

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

The accounting policies of the Company’s reportable segments are the same as those described in Note 2, “Summary of Significant Accounting Policies” of the Company’s 2017 Form 10-K. The Company’s management evaluates the performance of its reportable segments based primarily on revenues from external customers and operating income. Inter-segment sales are accounted for on terms similar to those to third parties and are eliminated upon consolidation.

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

A summary of financial information by reportable segment is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Net Sales:
Control Devices	$108,402	$106,842	$333,715	$339,716
Inter-segment sales	1,556	1,118	6,218	3,269
Control Devices net sales	109,958	107,960	339,933	342,985
Electronics (D)	81,587	71,354	261,928	206,769
Inter-segment sales	9,067	8,959	29,310	30,538
Electronics net sales	90,654	80,313	291,238	237,307
PST	18,864	25,386	59,742	70,519
Inter-segment sales	-	145	2	145
PST net sales	18,864	25,531	59,744	70,664
Eliminations	(10,623)	(10,222)	(35,530)	(33,952)
Total net sales	$208,853	$203,582	$655,385	$617,004
Operating Income (Loss):
Control Devices	$16,297	$16,249	$51,336	$55,257
Electronics (D)	8,951	4,896	25,107	13,267
PST	668	1,018	1,553	2,720
Unallocated Corporate (A)	(7,604)	(8,867)	(23,656)	(27,108)
Total operating income	$18,312	$13,296	$54,340	$44,136
Depreciation and Amortization:
Control Devices	$3,070	$2,664	$8,762	$8,050
Electronics (D)	2,213	2,136	6,756	5,947
PST	1,583	2,115	5,828	6,299
Unallocated Corporate	200	181	596	376
Total depreciation and amortization (B)	$7,066	$7,096	$21,942	$20,672
Interest Expense, net:
Control Devices	$19	$19	$56	$84
Electronics	32	24	89	68
PST	230	378	762	1,482
Unallocated Corporate	874	1,087	2,772	2,802
Total interest expense, net	$1,155	$1,508	$3,679	$4,436
Capital Expenditures:
Control Devices	$3,938	$5,523	$12,996	$13,318
Electronics (D)	725	2,417	4,892	6,451
PST	522	974	2,477	2,899
Unallocated Corporate(C)	786	811	2,451	2,224
Total capital expenditures	$5,971	$9,725	$22,816	$24,892

	September 30,	December 31,
	2018	2017
Total Assets:
Control Devices	$183,221	$164,632
Electronics	265,908	252,324
PST	81,267	100,382
Corporate (C)	346,842	377,657
Eliminations	(317,986)	(335,958)
Total assets	$559,252	$559,037

The following tables present net sales and long-term assets for each of the geographic areas in which the Company operates:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Net Sales:
North America	$119,475	$113,402	$364,789	$358,275
South America	18,864	25,386	59,742	70,519
Europe and Other (D)	70,514	64,794	230,854	188,210
Total net sales	$208,853	$203,582	$655,385	$617,004

	September 30,	December 31,
	2018	2017

Long-term Assets:
North America	$86,895	$89,997
South America	44,728	58,989
Europe and Other	107,719	106,682
Total long-term assets	$239,342	$255,668

(A)	Unallocated Corporate expenses include, among other items, finance, legal, human resources and information technology costs and share-based compensation.
(B)	These amounts represent depreciation and amortization on property, plant and equipment and certain intangible assets.
(C)	Assets located at Corporate consist primarily of cash, intercompany loan receivables, fixed assets for the corporate headquarter building, equity investments and investments in subsidiaries.
(D)	The amount for the nine months ended September 30, 2017 includes eight months of activity from the acquisition date of January 31, 2017 related to Orlaco which is disclosed in Note 4.

(15) Investments

Minda Stoneridge Instruments Ltd.

The Company has a 49% equity interest in Minda Stoneridge Instruments Ltd. (“Minda”), a company based in India that manufactures electronics, instrumentation equipment and sensors primarily for the motorcycle and commercial vehicle markets. The investment is accounted for under the equity method of accounting. The Company’s investment in Minda, recorded as a component of investments and other long-term assets, net on the condensed consolidated balance sheets, was $10,218 and $10,131 at September 30, 2018 and December 31, 2017, respectively. Equity in earnings of Minda included in the condensed consolidated statements of operations was $249 and $465, for the three months ended September 30, 2018 and 2017, respectively. Equity in earnings of Minda included in the condensed consolidated statements of operations was $1,435 and $1,200, for the nine months ended September 30, 2018 and 2017, respectively.

PST Eletrônica Ltda.

The Company had a 74% controlling interest in PST from December 31, 2011 through May 15, 2017. On May 16, 2017, the Company acquired the 26% noncontrolling interest in PST for $1,500 in cash along with earn-out consideration. The Company will be required to pay additional earn-out consideration, which is not capped, based on PST’s financial performance in either 2020 or 2021. The preliminary estimated fair value of the earn-out consideration as of the acquisition date was $10,180 and was based on discounted cash flows utilizing forecasted EBITDA in 2020 and 2021. The Company’s statement of operations for the three and nine months ended September 30, 2018 included $501 and $1,549, respectively, of expense for the fair value adjustment for earn-out consideration in SG&A expenses. The Company’s statement of operations for the three and nine months ended September 30, 2017 included $475 and $719, respectively, of expense for the fair value adjustment for earn-out consideration in SG&A expenses. See Note 6 for the fair value and foreign currency adjustments of the earn-out consideration. This fair value measurement is classified within Level 3 of the fair value hierarchy. The transaction was accounted for as an equity transaction, and therefore no gain or loss was recognized in the statement of operations or comprehensive income. The noncontrolling interest balance on the May 16, 2017 acquisition date was $14,458, of which $31,453 and ($16,995) was related to the carrying value of the investment and foreign currency translation, respectively, and accordingly these amounts were reclassified to additional paid-in capital and accumulated other comprehensive loss, respectively.

The following table sets forth a summary of the change in noncontrolling interest in 2017:

	Three months ended	Nine months ended
	September 30,	September 30,
	2017	2017
Noncontrolling interest at beginning of period	$-	$13,762
Net loss	-	(130)
Foreign currency translation	-	826
Comprehensive income	-	696
Acquisition of noncontrolling interest	-	(14,458)
Noncontrolling interest at end of period	$-	$-

PST has dividends payable to former noncontrolling interest holders of R$23,096 Brazilian real ($5,706) and R$22,330 Brazilian real ($6,742) as of September 30, 2018 and December 31, 2017, respectively. The dividends payable balance at September 30, 2018 includes R$766 Brazilian real ($189) in monetary correction for the year to date September 30, 2018 period. The dividend is payable on or before January 1, 2020, and is subject to monetary correction based on the Brazilian consumer price inflation index. The dividend payable related to PST is recorded within other long-term liabilities on the condensed consolidated balance sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a global designer and manufacturer of highly engineered electrical and electronic components, modules and systems primarily for the automotive, commercial, off-highway, motorcycle and agricultural vehicle markets.

On January 31, 2017, the Company acquired Exploitatiemaatschappij Berghaaf B.V. (“Orlaco”). As a result, the Company’s condensed consolidated financial statements herein include the results of Orlaco from the acquisition date to September 30, 2018. On May 16, 2017, the Company also acquired the remaining 26% noncontrolling interest in PST.

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

Third Quarter Overview

Net income attributable to Stoneridge, Inc. of $13.3 million, or $0.46 per diluted share, for the three months ended September 30, 2018, increased by $5.3 million, or $0.18 per diluted share, from $8.0 million, or $0.28 per diluted share, for the three months ended September 30, 2017. The Electronics segment’s higher sales for the three months ended September 30, 2018 resulted in increased operating income of $4.1 million.  In addition, income tax expense for the third quarter decreased by $0.3 million as a result of the Tax Cuts and Jobs Act (“Tax Legislation”) enacted in the fourth quarter of 2017.

Net sales increased by $5.3 million, or 2.6%, compared to the third quarter of 2017 due to higher sales in our Electronics and Control Devices segments partially offset by a decrease in sales in our PST segment. The increase in sales in our Electronics segment was due to an increase in sales volume in our European and North American commercial vehicle and off-highway vehicle products. The increase in sales in our Control Devices segment was primarily due to an increase in sales volume in our commercial vehicle market partially offset by decreased sales volume in our North American automotive market. Also, PST sales decreased due to lower sales of alarm and audio products and lower Argentina market sales partially offset by new product sales in our factory authorized dealer installers and higher sales of monitoring products.

At September 30, 2018 and December 31, 2017, we had cash and cash equivalents balances of $60.7 million and $66.0 million, respectively. The decrease during the first nine months of 2018 was primarily due to the repayment of outstanding debt and capital expenditures being partially offset by cash flows from operations. At September 30, 2018 and December 31, 2017 we had $101.0 million and $121.0 million, respectively, in borrowings outstanding on our $300.0 million Credit Facility. The decrease in the outstanding Credit Facility balance during the first nine months of 2018 was the result of voluntary principal repayments.

Outlook

In the first nine months of 2018, the Company continued to drive financial performance through top-line growth in our Electronics segment, including the Orlaco business, which continues to contribute to the growth in our Electronics segment.  The Company continued to implement operating efficiency improvements which contributed to higher, sustainable long-term margins in all our segments.  The Company believes that focusing on products that address industry megatrends will have a positive impact on both our top-line growth and underlying margins.

The North American automotive market is expected to remain consistent with 2017. Based on our product mix, the Company expects sales volumes in our Control Devices segment to be consistent with the prior year.

We also expect the European commercial vehicle market to increase in the remainder of 2018. The North American commercial vehicle market increased in 2017 and we expect it to increase again in 2018.

Our PST segment revenues and operating performance in the first nine months of 2018 decreased compared to the first nine months of 2017, mostly due to the decline in the alarm and audio demand as well as the decline in the Argentinian economy. In October 2018, the International Monetary Fund (“IMF”) forecasted the Brazil gross domestic product to grow 1.4% in 2018 and 2.4% in 2019. As the Brazilian economy remains relatively stable, we expect our served market channels to remain consistent except for our alarm and audio products which have had lower demand in 2018 compared to the prior year. Our financial performance in our PST segment is subject to uncertainty from movements in the Brazilian Real and Argentina Peso foreign currencies.

Trade actions initiated by the U.S. imposing tariffs on imports have been met with retaliatory tariffs by other countries, adding a level of uncertainty to the global economic environment. These and other actions are likely to impact trade polices with other countries and the overall global economy which could adversely impact our results of operations.

Other Matters

As a result of the impact of the Tax Legislation enacted in the fourth quarter of 2017, our effective tax rate will be lower in 2018 as compared to 2017.

A significant portion of our sales are outside of the United States. These sales are generated by our non-U.S. based operations, and therefore, movements in foreign currency exchange rates can have a significant effect on our results of operations, which are presented in U.S. dollars. Our Electronics and PST segments have non-U.S. based operations that purchase a significant portion of raw materials denominated in U.S. dollars and therefore our results of operations are subject to fluctuations in foreign currency rates. The U.S. dollar weakened against the Swedish krona, euro and Brazilian real in 2017 favorably impacting our material costs and our reported results. The U.S. Dollar strengthened against the Swedish krona, euro, Brazilian real and Argentinian peso in 2018, unfavorably impacting our material costs and reported results.

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

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

					Dollar
					increase /
Three months ended September 30	2018		2017		(decrease)
Net sales	$208,853	100.0%	$203,582	100.0%	$5,271
Costs and expenses:
Cost of goods sold	145,568	69.7	141,033	69.3	4,535
Selling, general and administrative	32,589	15.6	37,277	18.3	(4,688)
Design and development	12,384	5.9	11,976	5.9	408
Operating income	18,312	8.8	13,296	6.5	5,016
Interest expense, net	1,155	0.6	1,508	0.7	(353)
Equity in earnings of investee	(249)	(0.1)	(465)	(0.2)	216
Other expense, net	647	0.3	395	0.2	252
Income before income taxes	16,759	8.0	11,858	5.8	4,901
Provision for income taxes	3,467	1.7	3,809	1.8	(342)
Net income	13,292	6.4	8,049	4.0	5,243
Net loss attributable to noncontrolling interest	-	-	-	-	-
Net income attributable to Stoneridge, Inc.	$13,292	6.4%	$8,049	4.0%	$5,243

Net Sales. Net sales for our reportable segments, excluding inter-segment sales, are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Three months ended September 30	2018		2017		(decrease)	(decrease)
Control Devices	$108,402	51.9%	$106,842	52.5%	$1,560	1.5%
Electronics	81,587	39.1	71,354	35.0	10,233	14.3
PST	18,864	9.0	25,386	12.5	(6,522)	(25.7)
Total net sales	$208,853	100.0%	$203,582	100.0%	$5,271	2.6%

Our Control Devices segment net sales increased primarily as a result of an increase in sales volume in our commercial vehicle market of $5.4 million partially offset by decreases in sales volume in our North American automotive market of $2.5 million as a result of certain program volume reductions and a decrease in sales volume in our China automotive market of $1.2 million.

Our Electronics segment net sales increased primarily due to an increase in sales volume in our European and North American commercial vehicle products of $7.6 million and $4.1 million, respectively, and increased sales of European and North American off-highway vehicle products of $1.4 million and $1.2 million, respectively. This increase was partially offset by unfavorable foreign currency translation of $3.1 million and unfavorable pricing of $0.8 million on products nearing the end of product life.

Our PST segment net sales decreased primarily due to a lower volumes for our alarm and audio product and sales in our Argentina market as well as an unfavorable foreign currency translation that decreased sales by $5.1 million, or 20.0%. This reduction was partially offset by a slight increase in sales of new products to our factory authorized dealer installers and higher sales of monitoring products.

Net sales by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Three months ended September 30	2018		2017		(decrease)	(decrease)
North America	$119,475	57.2%	$113,402	55.7%	$6,073	5.4%
South America	18,864	9.0	25,386	12.5	(6,522)	(25.7)
Europe and Other	70,514	33.8	64,794	31.8	5,720	8.8
Total net sales	$208,853	100.0%	$203,582	100.0%	$5,271	2.6%

The slight decrease in North American net sales was primarily attributable to increased sales volume in our North American commercial vehicle and off-highway markets of $7.2 million and $1.2 million, respectively which were partially offset by a decrease in sales volume in our North American automotive market of $2.5 million resulting from certain program volume reductions. The decrease in net sales in South America was primarily due to a decrease in alarm and audio product and Argentina market sales volume as well as an unfavorable foreign currency translation that decreased sales by $5.1 million, or 20.0%, partially offset by an increase of new products to factory authorized dealer installers and higher sales of monitoring products. The increase in net sales in Europe and Other was primarily due to the increase in our European commercial vehicle and European off-highway markets of $9.5 million and $1.4 million, respectively, partially offset by a decrease in sales volume in our China automotive market of $1.2 million. Additionally, Europe and Other sales were unfavorably impacted by foreign currency translation of $3.3 million and unfavorable pricing of $0.7 million on products nearing the end of product life.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased by 3.2% primarily related to an increase in net sales. Our gross margin decreased by 0.4% to 30.3% for the third quarter of 2018 compared to 30.7% for the third quarter of 2017. Our material cost as a percentage of net sales increased by 0.8% to 50.9% for the third quarter of 2018 compared to 50.1% for the third quarter of 2017. The higher direct material costs as a percentage of net sales in our Electronics segment resulted from unfavorable product mix and the impact of U.S. denominated material purchases at non-U.S. operations. Lower direct material costs as a percentage of net sales in our Control Devices and PST segment resulted from favorable product mix with PST favorability being offset by the adverse impact of U.S. denominated material purchases. Overhead as a percentage of net sales decreased by 0.2% to 14.0% for the third quarter of 2018 compared to 14.2% for the third quarter of 2017.

Our Control Devices segment gross margin improved slightly due to an increase in sales and a decrease in direct material and labor as a percentage of net sales.

Our Electronics segment gross margin was consistent with the prior year as higher sales, lower labor and overhead costs as a percentage of sales and a favorable mix related to Orlaco product sales were offset by higher direct material costs as a percentage of net sales.

Our PST segment gross margin decreased due to lower sales and the adverse impact of U.S. denominated material purchases partially offset by a favorable sales mix related to lower sales of alarm and audio products.

Selling, General and Administrative (“SG&A”). SG&A expenses decreased by $4.7 million compared to the third quarter of 2017 primarily due to a decrease in expense of the fair value adjustment for the Orlaco earn-out consideration of $1.8 million in the Electronics segment. The Orlaco earn-out consideration was fully recognized in the first quarter of 2018. In addition, there were lower business realignment charges of $0.1 million in our Electronics, Control Devices and PST segments. Control Devices SG&A costs decreased primarily due to higher wages. PST SG&A costs decreased during the current period due to lower wages, fringe benefit costs and lower professional services. Unallocated corporate SG&A costs decreased primarily due to higher allocation of direct support costs to operating segments for procurement and manufacturing support due to the centralization of these activities.

Design and Development (“D&D”). D&D costs increased by $0.4 million primarily due to higher D&D costs in our Electronics segment related to product launch and development activities.

Operating Income. Operating income (loss) is summarized in the following table by reportable segment (in thousands):

			Dollar	Percent
			increase /	increase /
Three months ended September 30	2018	2017	(decrease)	(decrease)
Control Devices	$16,297	$16,249	$48	0.3%
Electronics	8,951	4,896	4,055	82.8
PST	668	1,018	(350)	(34.4)
Unallocated corporate	(7,604)	(8,867)	1,263	14.2
Operating income	$18,312	$13,296	$5,016	37.7%

Our Control Devices segment operating income increased slightly primarily due to higher sales partially offset by higher SG&A expenses and D&D costs.

Our Electronics segment operating income increased primarily due to the higher sales and lower SG&A expenses, primarily due to no expense incurred for the fair value of earn-out consideration this quarter as compared to $1.8 million of expense in the third quarter of the prior year. This was offset by higher D&D costs as well as higher allocated direct support costs from unallocated corporate for procurement and manufacturing activities.

Our PST segment operating income decreased primarily due to a decrease in sales partially offset by lower SG&A costs.

Our unallocated corporate operating loss decreased primarily due to higher allocations of direct support costs to operating segments for procurement and manufacturing activities due to the centralization of these activities.

Operating income by geographic location is summarized in the following table (in thousands):

			Dollar	Percent
			increase /	increase /
Three months ended September 30	2018	2017	(decrease)	(decrease)
North America	$9,158	$7,110	$2,048	28.8%
South America	668	1,018	(350)	(34.4)
Europe and Other	8,486	5,168	3,318	64.2
Operating income	$18,312	$13,296	$5,016	37.7%

Our North American operating results increased primarily due to increased sales volume in our commercial vehicle and off-highway markets which were partially offset by a decrease in sales volume in our North American automotive market as well as higher SG&A costs. The decrease in operating income in South America was primarily due a decrease in alarm and audio products and lower sales in the Argentina market offset by lower SG&A costs and slightly higher sales and gross profit from a favorable sales mix of new products sold to our factory authorized dealer installers and higher sales of monitoring products. Our operating results in Europe and Other increased due to higher sales in our commercial vehicle and European off-highway markets which were partially offset by higher D&D and material costs.

Interest Expense, net. Interest expense, net decreased by $0.4 million compared to the prior year third quarter primarily due to lower unallocated corporate and PST interest expense as a result of the decrease in outstanding credit facility and debt balances, respectively and lower interest rates of PST debt.

Equity in Earnings of Investee. Equity earnings for Minda were $0.2 million and $0.5 million for the three months ended September 30, 2018 and 2017, respectively. The decrease compared to the prior period is primarily due to unfavorable changes in foreign currency exchange rates with an offset of an increase in sales.

Other Expense, net. We record certain foreign currency transaction and forward currency hedge contract (gains) losses as a component of other expense, net on the condensed consolidated statement of operations. Other expense, net increased by $0.2 million to $0.6 million in the third quarter of 2018 compared to other expense, net of $0.4 million for the third quarter of 2017 primarily due to an unfavorable change in foreign currency exchange rates in our PST segment.

Provision for Income Taxes. We recognized income tax expense of $3.5 million and $3.8 million for federal, state and foreign income taxes for the third quarter of 2018 and 2017, respectively. The decrease in income tax expense for the three months ended September 30, 2018 compared to the same period for 2017 was primarily due to the Tax Legislation enacted in the fourth quarter of 2017. The effective tax rate decreased to 20.7% in the third quarter of 2018 from 32.1% in the third quarter of 2017 primarily due to the Tax Legislation.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

					Dollar
					increase /
Nine months ended September 30	2018		2017		(decrease)
Net sales	$655,385	100.0%	$617,004	100.0%	$38,381
Costs and expenses:
Cost of goods sold	456,713	69.7	429,890	69.7	26,823
Selling, general and administrative	105,106	16.0	107,247	17.4	(2,141)
Design and development	39,226	6.0	35,731	5.8	3,495
Operating income	54,340	8.3	44,136	7.1	10,204
Interest expense, net	3,679	0.5	4,436	0.7	(757)
Equity in earnings of investee	(1,435)	(0.2)	(1,200)	(0.2)	(235)
Other expense (income), net	(216)	-	1,190	0.2	(1,406)
Income before income taxes	52,312	8.0	39,710	6.4	12,602
Provision for income taxes	10,520	1.6	13,569	2.2	(3,049)
Net income	41,792	6.4	26,141	4.2	15,651
Net loss attributable to noncontrolling interest	-	-	(130)	-	130
Net income attributable to Stoneridge, Inc.	$41,792	6.4%	$26,271	4.2%	$15,521

Net Sales. Net sales for our reportable segments, excluding inter-segment sales, are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Nine months ended September 30	2018		2017		(decrease)	(decrease)
Control Devices	$333,715	50.9%	$339,716	55.1%	$(6,001)	(1.8)%
Electronics	261,928	40.0	206,769	33.5	55,159	26.7%
PST	59,742	9.1	70,519	11.4	(10,777)	(15.3)%
Total net sales	$655,385	100.0%	$617,004	100.0%	$38,381	6.2%

Our Control Devices segment net sales decreased primarily as a result of decreased sales volume in the North American automotive market of $19.1 million as a result of certain program volume reductions partially offset by an increase in sales volume in commercial vehicle, China automotive and favorable foreign currency translation of $11.9 million, $0.7 million and $0.9 million, respectively.

Our Electronics segment net sales increased primarily due to an increase in sales volume in our European and North American commercial vehicle products of $20.2 million and $14.7 million, respectively, and increased sales of European and North American off-highway vehicle products of $12.6 million and $4.1 million, respectively, as well as favorable foreign currency translation of $5.4 million. This increase was partially offset by unfavorable pricing of $2.6 million on products nearing the end of product life.

Our PST segment net sales decreased primarily due to lower volumes for our audio products and Argentina market as well as an unfavorable foreign currency translation that decreased sales by $8.3 million, or 11.8%. This reduction was partially offset by an increase in sales of new products to our factory authorized dealer installers and higher sales of monitoring products and services.

Net sales by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Nine months ended September 30	2018		2017		(decrease)	(decrease)
North America	$364,789	55.7%	$358,275	58.1%	$6,514	1.8%
South America	59,742	9.1	70,519	11.4	(10,777)	(15.3)%
Europe and Other	230,854	35.2	188,210	30.5	42,644	22.7%
Total net sales	$655,385	100.0%	$617,004	100.0%	$38,381	6.2%

The increase in North American net sales was primarily attributable to increased sales volume in our North American commercial vehicle and off-highway markets of $21.1 million and $4.1 million, respectively which was offset by a decrease in sales volume in our North American automotive of $19.1 million resulting from certain program volume reductions. The decrease in net sales in South America was primarily due to a decrease in audio products and lower Argentina market sales volume as well as an unfavorable foreign currency translation that decreased sales by $8.3 million, or 11.8%, partially offset by a slight increase in sales of new products to our factory authorized dealer installers and higher sales of monitoring products and services. The increase in net sales in Europe and Other was primarily due to the increase in our European commercial vehicle and European off-highway markets of $25.8 million and $12.6 million, respectively, as well as an increase in sales volume in our China automotive market of $0.7 million. Additionally, Europe and Other sales were favorably impacted by foreign currency translation of $6.2 million offset by unfavorable pricing of $2.6 million on products nearing the end of product life.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased by 6.2% and our gross margin remained consistent with the first nine months of 2017 at 30.3%. Our material cost as a percentage of net sales increased by 0.6% to 51.1% for the first nine months of 2018 compared to 50.5% for the first nine months of 2017. The higher direct material costs in our Control Devices segment resulted from unfavorable product mix while our Electronics segment was adversely impacted by U.S. denominated material purchases at non-U.S. based operations. The lower direct material costs as a percentage of net sales in our Electronics and PST segment resulted from favorable product mix. Overhead as a percentage of net sales decreased by 0.7% to 13.6% for the first nine months of 2018 compared to 14.3% for the first nine months of 2017.

Our Control Devices segment gross margin increased slightly despite lower sales primarily due to a decrease in overhead from a reduction in warranty costs.

Our Electronics segment gross margin was consistent with the prior year as higher sales were offset by a proportional increase in higher labor and overhead.

Our PST segment gross margin improved due to a favorable sales mix related to lower audio products which resulted in lower direct material costs as a percentage of sales.

Selling, General and Administrative. SG&A expenses decreased by $2.1 million compared to the first nine months of 2017 primarily due to a decrease in expense for the fair value of the Orlaco earn-out consideration of $3.6 million in our Electronics segment, partially offset by higher wages and higher direct support charges for procurement support in our Control Devices and Electronics segments. In addition, there were higher business realignment charges of $0.4 million in our operating segments compared to the first nine months of 2017. PST SG&A costs decreased during the current period due to lower wages and professional service costs which were partially offset by expense for the fair value of earn-out consideration of $0.8 million during the first nine months of 2018. Unallocated corporate SG&A costs decreased primarily due to higher allocation of direct support costs to operating segments for procurement and manufacturing support due to the centralization of these activities which were partially offset by higher professional service costs.

Design and Development. D&D costs increased by $3.5 million primarily due to higher D&D costs in our Electronics and Control Devices segments related to program launches and investment in development activities.

Operating Income. Operating income (loss) is summarized in the following table by reportable segment (in thousands):

			Dollar	Percent
			increase /	increase /
Nine months ended September 30	2018	2017	(decrease)	(decrease)
Control Devices	$51,336	$55,257	$(3,921)	(7.1)%
Electronics	25,107	13,267	11,840	89.2%
PST	1,553	2,720	(1,167)	(42.9)%
Unallocated corporate	(23,656)	(27,108)	3,452	12.7%
Operating income	$54,340	$44,136	$10,204	23.1%

Our Control Devices segment operating income decreased primarily due to lower sales and higher SG&A and D&D costs partially related to program launches.

Our Electronics segment operating income increased primarily due to higher sales offset by higher SG&A as well as higher D&D related to product launch and development activities.

Our PST segment operating income decreased primarily due to a decrease in sales as well as the additional expense for the fair value of earn-out consideration of $0.8 million during the first nine months of 2018.

Our unallocated corporate operating loss decreased primarily due to higher allocations of direct support costs to operating segments for procurement and manufacturing activities due to the centralization of these activities as well as lower incentive compensation costs which were offset by higher professional service costs.

Operating income by geographic location is summarized in the following table (in thousands):

			Dollar	Percent
			increase /	increase /
Nine months ended September 30	2018	2017	(decrease)	(decrease)
North America	$27,351	$28,007	$(656)	(2.3)%
South America	1,553	2,720	(1,167)	(42.9)%
Europe and Other	25,436	13,409	12,027	89.7%
Operating income	$54,340	$44,136	$10,204	23.1%

Our North American operating results slightly decreased primarily due to lower sales volume in the North American automotive market as well as higher D&D costs, which were partially offset by increased sales volume in the commercial vehicle and off-highway markets. The decrease in operating income in South America was primarily due a decrease in alarm and audio product sales and lower sales in the Argentina market offset by slightly higher sales and gross profit from a favorable sales mix of higher monitoring products and services and products sold to our factory authorized dealer installers. Our operating results in Europe and Other increased due to higher sales in our European commercial vehicle and off-highway markets which were partially offset by higher D&D costs.

Interest Expense, net. Interest expense, net decreased by $0.8 million compared to the prior year primarily due to lower interest expense at our unallocated corporate and PST segments as a result of the decrease in outstanding credit facility and debt balances, respectively, from voluntary principal prepayments.

Equity in Earnings of Investee. Equity earnings for Minda were $1.4 million and $1.2 million for the nine months ended September 30, 2018 and 2017, respectively. The increase compared to the prior period was due to higher sales which was offset by an unfavorable change in foreign currency exchange rates.

Other Expense (Income), net. We record certain foreign currency transaction and forward currency hedge contract (gains) losses as a component of other expense (income), net on the condensed consolidated statement of operations. Other expense (income), net decreased by $1.4 million to other income of $0.2 million in first nine months of 2018 compared to other expense of $1.2 million for the first nine months of 2017 primarily due to a favorable change in foreign currency exchange rates in our Electronics and PST segments.

Provision for Income Taxes. We recognized income tax expense of $10.5 million and $13.6 million for federal, state and foreign income taxes for the first nine months of 2018 and 2017, respectively. The decrease in income tax expense for the nine months ended September 30, 2018 compared to the same period for 2017 was primarily due to Tax Legislation enacted in the fourth quarter of 2017. The effective tax rate decreased to 20.1% in the first nine months of 2018 from 34.2% in the first nine months of 2017 primarily due to the Tax Legislation.

Liquidity and Capital Resources

Summary of Cash Flows:

Nine months ended September 30, (in thousands)	2018	2017
Net cash provided by (used for):
Operating activities	$47,638	$51,118
Investing activities	(21,369)	(102,084)
Financing activities	(28,209)	47,119
Effect of exchange rate changes on cash and cash equivalents	(3,408)	4,249
Net change in cash and cash equivalents	$(5,348)	$402

Cash provided by operating activities decreased compared to the first nine months of 2017 primarily due to a higher use of cash to fund working capital levels offset by an increase in net income. Our receivable terms and collections rates have remained consistent between periods presented.

Net cash used for investing activities decreased primarily due to the business acquisition of Orlaco in the first nine months of 2017 as well as insurance proceeds received and lower capital expenditures in the first nine months of 2018.

Net cash provided by (used for) financing activities decreased primarily due to the significant decrease in borrowing activity on our Credit Facility as we borrowed $77.3 million to fund the acquisition of the Orlaco business in the first quarter of 2017 and an increase in voluntary principal repayments of our Credit Facility and PST debt obligations in the first nine months of 2018.

As outlined in Note 8 to our condensed consolidated financial statements, our Credit Facility permits borrowing up to a maximum level of $300.0 million which includes an accordion feature which allows the Company to increase the availability by up to $80.0 million upon the satisfaction of certain conditions. This variable rate facility provides the flexibility to refinance other outstanding debt or finance acquisitions through September 2021. The Credit Facility contains certain financial covenants that require the Company to maintain less than a maximum leverage ratio and more than a minimum interest coverage ratio. The Credit Facility also contains affirmative and negative covenants and events of default that are customary for credit arrangements of this type including covenants which place restrictions and/or limitations on the Company’s ability to borrow money, make capital expenditures and pay dividends. The Credit Facility had an outstanding balance of $101.0 million at September 30, 2018. The Company was in compliance with all covenants at September 30, 2018. The covenants included in our Credit Facility to date have not and are not expected to limit our financing flexibility. The Company expects to make additional repayments on the Credit Facility when cash exceeds the amount needed for operations.

PST maintains several short-term and long-term loans used for working capital purposes. At September 30, 2018, there was $3.0 million of PST debt outstanding.  Scheduled principal repayments on PST debt at September 30, 2018 were as follows: $1.8 million from October 2018 to September 2019, $0.3 million from October 2019 to December 2019, $0.5 million in 2020 and $0.4 million in both 2021.

The Company’s wholly owned subsidiary located in Stockholm, Sweden, has an overdraft credit line which allows overdrafts on the subsidiary’s bank account up to a maximum level of 20.0 million Swedish krona, or $2.3 million, at September 30, 2018. At September 30, 2018, there was no balance outstanding on this credit line.

Although the Company’s notes and credit facilities contain various covenants, the Company has not experienced a violation which would limit or preclude their use or accelerate the maturity and does not expect these covenants to restrict our financing flexibility. The Company has been and expects to continue to remain in compliance with these covenants during the term of the notes and credit facilities.

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

At September 30, 2018, we had a cash and cash equivalents balance of approximately $60.7 million, all of which was held in foreign locations. The decrease in cash from $66.0 million at December 31, 2017 was primarily due to the voluntary principal repayments of outstanding debt and capital expenditures partially offset by cash flows from operations.

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

Critical Accounting Policies and Estimates

The Company’s critical accounting policies, which include management’s best estimates and judgments, are included in Part II, Item 7, to the consolidated financial statements of the Company’s 2017 Form 10-K. These accounting policies are considered critical as disclosed in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis of the Company’s 2017 Form 10-K because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates. There have been no significant changes in our significant accounting policies or critical accounting estimates during the third quarter of 2018. See Note 3, “Revenue,” to the condensed consolidated financial statements in this Form 10-Q for the updated revenue recognition policy adopted in the first quarter of 2018.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk presented within Part II, Item 7A of the Company’s 2017 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2018, an evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the PEO and PFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

With a global footprint, rising threats of international tariffs, including tariffs applied to goods traded between the United States and China, could materially and adversely affect our business and results of operations.

Recent steps taken by the U.S. government to apply and consider applying tariffs on certain products and materials (e.g., steel) have the potential to disrupt existing supply chains and impose additional costs on our business. The institution of trade tariffs both globally and between the U.S. and China specifically carries the risk of negatively impacting overall economic conditions, which could have negative repercussions on the Company. Furthermore imposition of tariffs has caused and could cause further increases in the costs of our raw materials, which we may not be able to pass on to our customers, which would directly and negatively impact our business.

There were no other material changes with respect to risk factors previously disclosed in the Company’s 2017 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to repurchases of Common Shares made by us during the three months ended September 30, 2018. There were no shares delivered to us by employees as payment for withholding taxes due upon vesting of performance share awards during the three months ended September 30, 2018.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
7/1/18-7/31/18	-	$-	N/A	N/A
8/1/18-8/31/18	-	-	N/A	N/A
9/1/18-9/30/18	-	-	N/A	N/A
Total	-

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Consent and Amendment No. 6 to Third Amended and Restated Credit Agreement

On October 26, 2018, the Company entered into a Consent and Amendment No. 6 (“Amendment No. 6”) to the Third Amended and Restated Credit Agreement (the “Amended Agreement” or “Credit Facility”), by and among the Company and certain of its subsidiaries as Borrowers, PNC Bank, National Association, as Administrative Agent and Collateral Agent; and PNC Bank, National Association, JPMorgan Chase Bank, N.A., Compass Bank, Citizens Bank, National Association, The Huntington National Bank, U.S. Bank National Association, BMO Harris Bank, N.A., First Niagara Bank, N.A. and First Commonwealth Bank, as Lenders.

Amendment No. 6 (a) which amended certain definitions, sections and schedules of the Credit Facility and consented to realignment of certain foreign subsidiaries, and (b) permits the Company to repurchase the Company’s outstanding common shares in an amount that does not exceed $50,000.

The foregoing description of Amendment No. 6 and the transactions contemplated thereby does not purport to be complete and is subject to and qualified in its entirety by reference to the full text of Amendment No. 6, a copy of which is attached hereto as Exhibit 10.3 and is incorporated herein by reference.

Item 6. Exhibits

Exhibit Number	Exhibit

10.1	Amendment No. 5 to the Third Amended and Restated Credit Agreement dated September 11, 2018, filed herewith.

10.2	First Amendment to the Stoneridge, Inc. Deferred Compensation plan dated September 10, 2018, filed herewith.

10.3	Consent and Amendment No. 6 to the Third Amended and Restated Credit Agreement dated October 26, 2018, filed herewith.

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101	XBRL Exhibits:
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONERIDGE, INC.

Date: October 26, 2018	/s/ Jonathan B. DeGaynor
Jonathan B. DeGaynor
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 26, 2018	/s/ Robert R. Krakowiak
Robert R. Krakowiak
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

