Form 10-Q
period 2019-03-31
STONERIDGE INC
filed 2019-05-01
CIK 1043337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2019

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

☒Yes  ◻No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒Yes  ◻No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ◻	Non-accelerated filer ◻
Smaller reporting company ◻	Emerging growth company ◻

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act).  ◻Yes ☒No

The number of Common Shares, without par value, outstanding as of April 26, 2019 was 28,694,655.

STONERIDGE, INC. AND SUBSIDIARIES

Forward-Looking Statements

Portions of this report on Form 10‑Q contain “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report and may include statements regarding the intent, belief or current expectations of the Company, with respect to, among other things, our (i) future product and facility expansion, (ii) acquisition strategy, (iii) investments and new product development, (iv) growth opportunities related to awarded business and (v) operational expectations. Forward-looking statements may be identified by the words “will,” “may,” “should,” “designed to,” “believes,” “plans,” “projects,” “intends,” “expects,” “estimates,” “anticipates,” “continue,” and similar words and expressions. The forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other factors:

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

•	those items described in Part I, Item IA (“Risk Factors”) of the Company’s 2018 Form 10-K.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STONERIDGE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(in thousands)	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$53,086	$81,092
Accounts receivable, less reserves of $1,430 and $1,243, respectively	155,734	139,076
Inventories, net	92,162	79,278
Prepaid expenses and other current assets	22,434	20,731
Total current assets	323,416	320,177
Long-term assets:
Property, plant and equipment, net	114,322	112,213
Intangible assets, net	59,471	62,032
Goodwill	35,899	36,717
Operating lease right-of-use asset	19,226	-
Investments and other long-term assets, net	29,929	28,380
Total long-term assets	258,847	239,342
Total assets	$582,263	$559,519

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of debt	$1,013	$1,533
Accounts payable	102,564	87,894
Accrued expenses and other current liabilities	53,172	57,880
Total current liabilities	156,749	147,307
Long-term liabilities:
Revolving credit facility	91,000	96,000
Long-term debt, net	846	983
Deferred income taxes	14,511	14,895
Operating lease long-term liability	14,858	-
Other long-term liabilities	16,541	17,068
Total long-term liabilities	137,756	128,946
Shareholders' equity:
Preferred Shares, without par value, 5,000 shares authorized, none issued	-	-
Common Shares, without par value, 60,000 shares authorized, 28,966 and 28,966 shares issued and 28,695 and 28,488 shares outstanding at March 31, 2019 and December 31, 2018, respectively, with no stated value	-	-
Additional paid-in capital	232,127	231,647
Common Shares held in treasury, 271 and 478 shares at March 31, 2019 and December 31, 2018, respectively, at cost	(10,763)	(8,880)
Retained earnings	155,908	146,251
Accumulated other comprehensive loss	(89,514)	(85,752)
Total shareholders' equity	287,758	283,266
Total liabilities and shareholders' equity	$582,263	$559,519

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Three months ended March 31 (in thousands, except per share data)	2019	2018

Net sales	$218,297	$225,930
Costs and expenses:
Cost of goods sold	157,444	157,961
Selling, general and administrative	35,910	37,261
Design and development	13,244	13,861
Operating income	11,699	16,847
Interest expense, net	1,003	1,354
Equity in earnings of investee	(364)	(521)
Other income, net	(432)	(599)
Income before income taxes	11,492	16,613
Provision for income taxes	1,835	3,233
Net income	$9,657	$13,380
Earnings per share:
Basic	$0.34	$0.47
Diluted	$0.33	$0.46
Weighted-average shares outstanding:
Basic	28,529	28,249
Diluted	29,085	28,936

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Three months ended March 31, (in thousands)	2019	2018

Net income	$9,657	$13,380

Other comprehensive (loss) income, net of tax attributable to Stoneridge, Inc.:
Foreign currency translation	(3,804)	3,894
Unrealized gain on derivatives (1)	42	795
Other comprehensive (loss) income, net of tax attributable to Stoneridge, Inc.	(3,762)	4,689

Comprehensive income attributable to Stoneridge, Inc.	$5,895	$18,069

(1)	Net of tax expense of $11 and $212 for the three months ended March 31, 2019 and 2018, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three months ended March 31, (in thousands)	2019	2018

OPERATING ACTIVITIES:
Net income	$9,657	$13,380
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	5,697	6,061
Amortization, including accretion of deferred financing costs	1,613	1,807
Deferred income taxes	(2,979)	(243)
Earnings of equity method investee	(364)	(521)
Gain on fixed assets	(1)	-
Share-based compensation expense	1,548	1,404
Tax benefit related to share-based compensation expense	(656)	(830)
Change in fair value of earn-out contingent consideration	469	904
Change in fair value of venture capital fund	(16)	-
Changes in operating assets and liabilities, net of effect of business combination:
Accounts receivable, net	(17,821)	(14,821)
Inventories, net	(13,655)	(4,694)
Prepaid expenses and other assets	(660)	(3,647)
Accounts payable	16,395	7,841
Accrued expenses and other liabilities	(4,836)	3,030
Net cash provided by (used for) operating activities	(5,609)	9,671

INVESTING ACTIVITIES:
Capital expenditures	(8,684)	(10,505)
Proceeds from sale of fixed assets	1	9
Insurance proceeds for fixed assets	-	1,403
Investment in venture capital fund	(400)	-
Net cash used for investing activities	(9,083)	(9,093)

FINANCING ACTIVITIES:
Revolving credit facility borrowings	-	5,000
Revolving credit facility payments	(5,000)	(10,000)
Proceeds from issuance of debt	34	155
Repayments of debt	(690)	(1,378)
Earn-out consideration cash payment	(3,394)	-
Other financing costs	(2)	-
Repurchase of Common Shares to satisfy employee tax withholding	(2,945)	(3,713)
Net cash used for financing activities	(11,997)	(9,936)

Effect of exchange rate changes on cash and cash equivalents	(1,317)	759
Net change in cash and cash equivalents	(28,006)	(8,599)
Cash and cash equivalents at beginning of period	81,092	66,003

Cash and cash equivalents at end of period	$53,086	$57,404

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,109	$1,438
Cash paid for income taxes, net	$3,327	$5,056

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Number of					Accumulated
	Common	Number of	Additional	Common		other	Total
	Shares	treasury	paid-in	Shares held	Retained	comprehensive	shareholders'
(in thousands)	outstanding	shares	capital	in treasury	earnings	loss	equity

BALANCE , DECEMBER 31, 2017	28,180	786	$228,486	$(7,118)	$92,264	$(69,560)	$244,072
Net income	—	—	—	—	13,380	—	13,380
Unrealized gain on derivatives, net	—	—	—	—	—	795	795
Currency translation adjustments	—	—	—	—	—	3,894	3,894
Issuance of restricted Common Shares	446	(446)	—	—	—	—	—
Repurchased Common Shares for treasury	(136)	136	—	(1,387)	—	—	(1,387)
Share-based compensation	—	—	(925)	—	—	—	(925)
Cumulative effect of an accounting change	—	—	—	—	(212)	—	(212)
BALANCE MARCH 31, 2018	28,490	476	$227,561	$(8,505)	$105,432	$(64,871)	$259,617

BALANCE , DECEMBER 31, 2018	28,488	478	$231,647	$(8,880)	$146,251	$(85,752)	$283,266
Net income	—	—	—	—	9,657	—	9,657
Unrealized gain on derivatives, net	—	—	—	—	—	42	42
Currency translation adjustments	—	—	—	—	—	(3,804)	(3,804)
Issuance of restricted Common Shares	305	(305)	—	—	—	—	—
Repurchased Common Shares for treasury	(98)	98	—	(1,883)	—	—	(1,883)
Share-based compensation	—	—	480	—	—	—	480
BALANCE, MARCH 31, 2019	28,695	271	$232,127	$(10,763)	$155,908	$(89,514)	$287,758

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Stoneridge, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s 2018 Form 10‑K.

The Company’s investment in Minda Stoneridge Instruments Ltd. (“MSIL”) for the three months ended March 31, 2019 and 2018 has been determined to be an unconsolidated entity, and therefore is accounted for under the equity method of accounting based on the Company’s 49% ownership in MSIL.

Also, see Note 2 for the impact of the adoption of various accounting standards on the condensed consolidated financial statements herein.

(2) Recently Issued Accounting Standards

Recently Adopted Accounting Standards

In January 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018‑02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”  This guidance gives entities the option to reclassify to retained earnings the tax effects resulting from the enactment of Tax Cuts and Jobs Act related to items in accumulated other comprehensive income (“AOCI”) that the FASB refers to as having been stranded in AOCI. The new guidance was effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Company adopted this standard on January 1, 2019, which did not have a material impact on its condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016‑02, “Leases (Topic 842)”, which requires that a lessee recognize assets and liabilities on the balance sheet for all leases with a lease term of more than twelve months, with the result being the recognition of a right of use asset and a lease liability. The new standard was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company adopted this standard as of January 1, 2019 using the modified retrospective approach and elected the transition option to use the effective date January 1, 2019, as the date of initial application. The Company did not adjust its comparative period financial statements for effects of the ASU 2016‑02, or make the new required lease disclosures for periods before the effective date. The Company recognized its cumulative effect transition adjustment as of the effective date. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard. The impact of the adoption resulted in the recognition of right-of-use (“ROU”) assets and lease liabilities on the condensed consolidated balance sheet of $20,618 and $20,856, respectively, as of January 1, 2019.  The standard did not have a material impact on the Company’s condensed consolidated results of operations and cash flows upon adoption.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016‑13, “Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments”, which requires measurement and recognition of expected credit losses for financial assets held and requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses. ASU 2016‑13 is effective for public business entities for annual periods beginning after December 15, 2019, and early adoption is permitted for annual periods beginning after December 15, 2018. The Company is currently evaluating the impact of its pending adoption of ASU 2016‑13 on the consolidated financial statements. The Company will adopt this standard as of January 1, 2020 and it is not expected to have a material impact on its condensed consolidated financial statements.

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

Electronics. Our Electronics segment designs and manufactures electronic instrument clusters, electronic control units, driver information systems, camera-based vision systems, monitors and related products. These products are sold principally to the commercial vehicle market primarily through our OEM and aftermarket channels in the North American and European regions, and to a lesser extent, the Asia Pacific region. The camera-based vision systems, monitors and related products are sold principally to the off-highway vehicle market in the North American and European regions.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following tables disaggregate our revenue by reportable segment and geographical location(1) for the periods ended March 31, 2019 and 2018:

Three months ended	Control Devices		Electronics		PST		Consolidated
March 31	2019	2018	2019	2018	2019	2018	2019	2018
Net Sales:
North America	$96,720	$104,443	$22,647	$19,986	$-	$-	$119,367	$124,429
South America	-	-	-	-	17,332	20,545	17,332	20,545
Europe	4,412	2,891	66,942	68,544	-	-	71,354	71,435
Asia Pacific	8,987	8,023	1,257	1,498	-	-	10,244	9,521
Total net sales	$110,119	$115,357	$90,846	$90,028	$17,332	$20,545	$218,297	$225,930

(1)	Company sales based on geographic location are where the sale originates not where the customer is located.

Performance Obligations

For OEM and Tier 1 supplier customers, the Company typically enters into contracts with its customers to provide serial production parts that consist of a set of documents including, but not limited to, an award letter, master purchase agreement and master terms and conditions. For each production product, the Company enters into separate purchase orders that contain the product specifications and an agreed-upon price. The performance obligation does not exist until a customer release is received for a specific number of parts.  The majority of the parts sold to OEM and Tier 1 supplier customers are specifically customized to the specific customer, with the exception of off-highway products that are common across all customers. The transaction price is equal to the contracted price per part and there is no expectation of material variable consideration in the transaction price. For most customer contracts, the Company does not have an enforceable right to payment at any time prior to when the parts are shipped or delivered to the customer; therefore, the Company recognizes revenue at the point in time it satisfies a performance obligation by transferring control of a part to the customer. Certain customer contracts contain an enforceable right to payment if the customer terminates the contract for convenience and therefore are recognized over time using the cost to complete input method.

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

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A small portion of the Company’s sales are comprised of monitoring services that include both monitoring devices and fees to individual, corporate, fleet and cargo customers in our PST segment. These monitoring service contracts are generally not capable of being distinct and are accounted for as a single performance obligation.  We recognize revenue for our monitoring products and services contracts over the life of the contract. There is no variable consideration associated with these contracts. The Company has the right to consideration from a customer in the amount that corresponds directly with the value to the customer of the Company’s performance to date.  Therefore, the Company recognizes revenue over time using the practical expedient ASC 606-10-55-18 in the amount the Company has a “right to invoice” rather than selecting an output or input method.

Contract Balances

The Company had no material contract assets, contract liabilities or capitalized contract acquisition costs as of March 31, 2019 and December 31, 2018.

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

	March 31,	December 31,
	2019	2018
Raw materials	$60,967	$54,382
Work-in-progress	5,610	4,710
Finished goods	25,585	20,186
Total inventories, net	$92,162	$79,278

Inventory valued using the FIFO method was $76,877 and $64,745 at March 31, 2019 and December 31, 2018, respectively. Inventory valued using the average cost method was $15,285 and $14,533 at March 31, 2019 and December 31, 2018, respectively.

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

Derivative Instruments and Hedging Activities

On March 31, 2019, the Company had open foreign currency forward contracts which are used solely for hedging and not for speculative purposes. Management believes that its use of these instruments to reduce risk is in the Company’s best interest. The counterparties to these financial instruments are financial institutions with investment grade credit ratings.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Foreign Currency Exchange Rate Risk

The Company conducts business internationally and therefore is exposed to foreign currency exchange rate risk. The Company uses derivative financial instruments as cash flow and fair value hedges to manage its exposure to fluctuations in foreign currency exchange rates by reducing the effect of such fluctuations on foreign currency denominated intercompany transactions, inventory purchases and other foreign currency exposures. The Company hedged the Mexican peso currency during the first quarter of 2019 and, during 2018, the Company hedged the euro and Mexican peso currencies. In addition, the Company hedged the U.S. dollar against the Swedish krona and euro on behalf of its European subsidiaries in 2018.

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

In certain instances, the foreign currency forward contracts do not qualify for hedge accounting or are not designated as hedges, and therefore are marked-to-market with gains and losses recognized in the Company’s condensed consolidated statement of operations as a component of other income, net.

The Company’s foreign currency forward contracts offset a portion of the gains and losses on the underlying foreign currency denominated transactions as follows:

Euro-denominated Foreign Currency Forward Contract

At March 31, 2019 and December 31, 2018, there were no foreign currency forward contracts entered into as all contracts were settled in December 2018.  The euro-denominated foreign currency forward contract was not designated as a hedging instrument. The Company recognized a loss of $20 for the three months ended March 31, 2018 in the condensed consolidated statements of operations as a component of other income, net related to the euro-denominated contract.

U.S. dollar-denominated Foreign Currency Forward Contracts – Cash Flow Hedges

The Company entered into on behalf of one of its European Electronics subsidiaries, whose functional currency is the Swedish krona, U.S. dollar-denominated currency contracts which expired ratably on a monthly basis from February 2018 through December 2018. There were no such contracts at March 31, 2019 or December 31, 2018.

The Company entered into on behalf of one of its European Electronics subsidiaries, whose functional currency is the euro, U.S. dollar-denominated currency contracts which expired ratably on a monthly basis from February 2018 through December 2018. There were no such contracts at March 31, 2019 or December 31, 2018.

Mexican Peso-denominated Foreign Currency Forward Contracts – Cash Flow Hedge

The Company holds Mexican peso-denominated foreign currency forward contracts with notional amounts at March 31, 2019 of $6,108 which expire ratably on a monthly basis from April 2019 through December 2019, compared to a notional amount of $9,017 at December 31, 2018.

The Company evaluated the effectiveness of the Mexican peso-denominated foreign currency forward contracts held as of March 31, 2019 and December 31, 2018 and concluded that the hedges were highly effective.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The notional amounts and fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

			Prepaid expenses		Accrued expenses and
	Notional amounts (A)		and other current assets		other current liabilities
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2019	2018	2019	2018	2019	2018
Derivatives designated as hedging instruments:
Cash flow hedges:
Forward currency contracts	$6,108	$9,017	$423	$370	$-	$-

(A)	Notional amounts represent the gross contract of the derivatives outstanding in U.S. dollars.

Gross amounts recorded for the cash flow hedges in other comprehensive income (loss) and in net income for the three months ended March 31 are as follows:

			Gain reclassified from
	Gain recorded in other		other comprehensive income
	comprehensive income		into net income (A)
	2019	2018	2019	2018
Derivatives designated as cash flow hedges:
Forward currency contracts	$269	$1,159	$216	$(152)

(A)	Gains reclassified from other comprehensive loss into net income were recognized in cost of goods sold (“COGS”) in the Company’s condensed consolidated statements of operations.

The net deferred gain of $423 on the cash flow hedge derivatives will be reclassified from other comprehensive income (loss) to the condensed consolidated statements of operations through December 2019.

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

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the three levels of the fair value hierarchy based on the reliability of inputs used.

		March 31,			December 31,
		2019			2018
		Fair values estimated using
		Level 1	Level 2	Level 3
	Fair value	inputs	inputs	inputs	Fair value
Financial assets carried at fair value:
Forward currency contracts	$423	$-	$423	$-	$370
Total financial assets carried at fair value	$423	$-	$423	$-	$370

Financial liabilities carried at fair value:
Earn-out consideration	$10,406	$-	$-	$10,406	$18,672
Total financial liabilities carried at fair value	$10,406	$-	$-	$10,406	$18,672

The following table sets forth a summary of the change in fair value of the Company’s Level 3 financial liabilities related to earn-out consideration that are measured at fair value on a recurring basis.

	Orlaco	PST	Total
Balance at December 31, 2018	$8,602	$10,070	$18,672
Change in fair value	-	469	469
Foreign currency adjustments	(128)	(133)	(261)
Earn-out consideration cash payment	(8,474)	-	(8,474)
Balance at March 31, 2019	$-	$10,406	$10,406

	Orlaco	PST	Total
Balance at December 31, 2017	$8,637	$12,109	$20,746
Change in fair value	369	535	904
Foreign currency adjustments	235	20	255
Balance at March 31, 2018	$9,241	$12,664	$21,905

The Company will be required to pay the PST earn-out consideration, which is not capped, based on PST’s financial performance in either 2020 or 2021. The fair value of the PST earn-out consideration is based on discounted cash flows utilizing forecasted EBITDA in 2020 and 2021 using the key inputs of forecasted sales and expected operating income reduced by the market required rate of return. The earn-out consideration obligation related to PST is recorded within other long-term liabilities in the condensed consolidated balance sheet as of March 31, 2019 and December 31, 2018. The fair value of the Orlaco earn-out consideration was based on a Monte Carlo simulation utilizing forecasted earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the 2017 and 2018 earn-out period as well as a growth rate reduced by the market required rate of return. The earn-out consideration obligation related to Orlaco was recorded within other current liabilities in the consolidated balance sheet as of December 31, 2018.  The change in fair value of the earn-out considerations are recorded within selling, general and administrative (“SG&A”) expense in the condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018.

The earn-out consideration obligation related to Orlaco of $8,474 was paid in March 2019 and recorded in the condensed consolidated statement of cash flows within operating and financing activities in the amounts of $5,080 and $3,394, respectively, for the three months ended March 31, 2019.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Orlaco earn-out consideration reached the capped amount of €7,500 as of the quarter ended March 31, 2018 due to actual performance exceeding forecasted performance and remained at the capped amount until it was paid out in March 2019. The net increase in fair value of the earn-out consideration for PST was due to the reduced time from the current period end to the payment date, partially offset by foreign currency translation. The foreign currency impact for the PST earn-out considerations is included in other (income) expense, net in the condensed consolidated statements of operations.

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the three months ended March 31, 2019.

Except for the fair value of assets acquired and liabilities assumed related to the Orlaco acquisition discussed in the Company’s 2018 Form 10‑K, there were no non-recurring fair value measurements for the periods presented.

(6) Share-Based Compensation

Compensation expense for share-based compensation arrangements, which is recognized in the condensed consolidated statements of operations as a component of SG&A expenses, was $1,548 and $1,404 for the three months ended March 31, 2019 and 2018, respectively. The expenses related to the share-based compensation awards for the three months ended March 31, 2019 was consistent with the three months ended March 31, 2018 due to consistent attainment of performance-based awards. The three months ended March 31, 2018 also included income for forfeiture of certain grants associated with employee resignations.

(7) Debt

Debt consisted of the following at March 31, 2019 and December 31, 2018:

	March 31,	December 31,	Interest rates at
	2019	2018	March 31, 2019	Maturity
Revolving Credit Facility
Credit Facility	$91,000	$96,000	3.54% - 3.55%	September 2021

Debt
PST short-term obligations	474	989	6.00%	December 2019
PST long-term notes	1,385	1,527	8.00%	November 2021
Total debt	1,859	2,516
Less: current portion	(1,013)	(1,533)
Total long-term debt, net	$846	$983

Revolving Credit Facility

On November 2, 2007, the Company entered into an asset-based credit facility, which permitted borrowing up to a maximum level of $100,000. The Company entered into an Amended and Restated Credit and Security Agreement and a Second Amended and Restated Credit and Security Agreement on September 20, 2010 and December 1, 2011, respectively.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On September 12, 2014, the Company entered into a Third Amended and Restated Credit Agreement (the “Amended Agreement”). The Amended Agreement provides for a $300,000 revolving credit facility (the “Credit Facility”), which replaced the Company’s existing $100,000 asset-based credit facility and includes a letter of credit subfacility, swing line subfacility and multicurrency subfacility. The Amended Agreement also has an accordion feature which allows the Company to increase the availability by up to $80,000 upon the satisfaction of certain conditions. The Amended Agreement extended the termination date to September 12, 2019 from December 1, 2016. On March 26, 2015, the Company entered into Amendment No. 1 to the Amended Agreement which modified the definition of Consolidated EBITDA to allow for the add back of cash premiums and other non-cash charges related to the amendment and restatement of the Amended Agreement and the early extinguishment of the Company’s 9.5% Senior Secured Notes. Consolidated EBITDA is used in computing the Company’s leverage ratio and interest coverage ratio which are covenants within the Amended Agreement. On February 23, 2016, the Company entered into Amendment No. 2 to the Amended Agreement which amended and waived any default or potential defaults with respect to pledging as collateral additional shares issued by a wholly owned subsidiary and newly issued shares associated with the formation of a new subsidiary. On August 12, 2016, the Company entered into Amendment No. 3 to the Amended Agreement which extended the expiration date of the Agreement to September 12, 2021, increased the borrowing sub-limit for the Company’s foreign subsidiaries by $30,000 to $80,000, increased the basket of permitted loans and investments in foreign subsidiaries by $5,000 to $30,000, and provided additional flexibility to the Company for certain permitted corporate transactions involving its foreign subsidiaries as defined in the Amended Agreement. As a result of Amendment No. 3 to the Amended Agreement, the Company capitalized deferred financing costs of $399, which will be amortized over the remaining term of the Credit Facility. On January 30, 2017, the Company entered into Consent and Amendment No. 4 to the Amended Agreement which amended certain definitions, schedules and exhibits of the Credit Facility, consented to a Dutch Reorganization, and consented to the Orlaco acquisition. As a result of Amendment No. 4 to the Amended Agreement, the Company capitalized deferred financing costs of $61, all being amortized over the remaining term of the Credit Facility. On September 11, 2018, the Company entered into Amendment No. 5 to the Amended Agreement which extended financial accommodations to permit the Company to invest in certain funds in an amount that does not exceed $10,000. On October 26, 2018, the Company entered into Consent and Amendment No. 6 to the Amended Agreement which amended certain definitions, sections and schedules of the Credit Facility and consented to realignment of certain foreign subsidiaries, and permits the Company to repurchase the Company’s outstanding common shares in an amount that does not exceed $50,000.

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

Borrowings outstanding on the Credit Facility were $91,000 and $96,000 at March 31, 2019 and December 31, 2018, respectively. Borrowings decreased under the Credit Facility due to voluntary principal repayments.

The Company was in compliance with all Credit Facility covenants at March 31, 2019 and December 31, 2018.

The Company also has outstanding letters of credit of $1,815 at both March 31, 2019 and December 31, 2018.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Debt

PST maintains short-term obligations and long-term notes used for working capital purposes which have fixed or variable interest rates. The weighted-average interest rates of short term and long-term debt of PST at March 31, 2019 was 6.0% and 8.0%. Depending on the specific note, interest is payable either monthly or annually. Principal repayments on PST debt at March 31, 2019 are as follows: $1,013 from April 2019 through March 2020, $380 from April 2020 through December 2020 and $466 in 2021.

The Company’s wholly-owned subsidiary located in Stockholm, Sweden, has an overdraft credit line which allows overdrafts on the subsidiary’s bank account up to a maximum level of 20,000 Swedish krona, or $2,152 and $2,259, at March 31, 2019 and December 31, 2018, respectively. At March 31, 2019 and December 31, 2018, there was no balance outstanding on this overdraft credit line.

The Company was in compliance with all debt covenants at March 31, 2019 and December 31, 2018.

(8) Leases

The Company has various cancelable and noncancelable leased assets within our three operating segments, including Control Devices, Electronics and PST, which include certain properties, vehicles and equipment of which are all classified as operating leases. Payments for these leases are generally fixed; however, several of our leases are composed of variable lease payments including index-based payments or inflation-based payments based on a Consumer Price Index (“CPI”) or other escalators. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Under Leases (Topic 842), the Company determines an arrangement is a lease when we have the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. Other than the leases that we have already identified, we are not aware of any material leases that have not yet commenced. For leases that have a calculated lease term of 12 months or less and do not include an option to purchase the underlying asset which we are reasonably certain to exercise, the Company has made the policy election to not apply the recognition requirements in Leases (Topic 842). For these short-term leases, the Company recognizes the lease payments in profit or loss on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred.

For the leases identified, ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, the Company used the calculated incremental borrowing rate based on the information available at the implementation date, and going forward at the commencement date, in determining the present value of lease payments. The Company will use the implicit rate when readily determinable. The ROU asset includes the carrying amount of the lease liability, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received. The Company’s lease terms may include options to extend or terminate the lease and such options are included in the lease term when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Lease expenses are recognized within COGS, SG&A and design and development (“D&D”) costs in the condensed consolidated statements of operations. The Company has made the policy election to account for lease and non-lease components as a single lease component for all of its leases.

As a result of the Company’s election to apply the modified retrospective transition method at the effective date of the standard, information prior to January 1, 2019 has not been restated and continues to be reported under the accounting standards in effect for the period (ASC Topic 840).

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The components of lease expense are as follows:

Three months ended	March 31, 2019
Operating lease cost	$1,463
Short-term lease cost	159
Variable lease cost	96
Total lease cost	$1,718

Balance Sheet information related to leases is as follows:

As of March 31, 2019
Assets:
Operating lease right-of-use assets	$19,226

Liabilities:
Operating lease current liability, included in other current liabilities	4,463
Operating lease long-term liability	14,858
Total leased liabilities	$19,321

Maturities of operating lease liabilities are as follows:

As of March 31, 2019
Year ending December 31,
2019 (1)	$3,898
2020	4,559
2021	3,939
2022	3,085
2023	3,104
Thereafter	4,178
Total future minimum lease payments	$22,763
Less: imputed interest	(3,442)
Total lease liabilities	$19,321

(1)  For the remaining nine months

Weighted-average remaining lease term and discount rate is as follows:

As of March 31, 2019
Weighted-average remaining lease term (in years)
Operating leases	5.38
Weighted-average discount rate
Operating leases	5.98%

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other information:

Three months ended	March 31, 2019
Operating cash flows:
Cash paid related to operating lease obligations	$1,533
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$159

(9) Earnings Per Share

Basic earnings per share was computed by dividing net income by the weighted-average number of Common Shares outstanding for each respective period. Diluted earnings per share was calculated by dividing net income by the weighted-average of all potentially dilutive Common Shares that were outstanding during the periods presented.

Weighted-average Common Shares outstanding used in calculating basic and diluted earnings per share were as follows:

Three months ended March 31,	2019	2018
Basic weighted-average Common Shares outstanding	28,529,301	28,249,420
Effect of dilutive shares	555,507	686,610
Diluted weighted-average Common Shares outstanding	29,084,808	28,936,030

There were no performance-based restricted Common Shares outstanding at March 31, 2019 or 2018. There were 691,207 and 622,960 performance-based right to receive Common Shares outstanding at March 31, 2019 and 2018, respectively. The right to receive Common Shares are included in the computation of diluted earnings per share based on the number of Common Shares that would be issuable if the end of the quarter were the end of the contingency period.

(10) Changes in Accumulated Other Comprehensive Loss by Component

Changes in accumulated other comprehensive loss for the three months ended March 31, 2019 and 2018 were as follows:

	Foreign	Unrealized
	currency	gain (loss)
	translation	on derivatives	Total
Balance at January 1, 2019	$(86,044)	$292	$(85,752)
Other comprehensive income (loss) before reclassifications	(3,804)	213	(3,591)
Amounts reclassified from accumulated other comprehensive loss	-	(171)	(171)
Net other comprehensive income (loss), net of tax	(3,804)	42	(3,762)
Balance at March 31, 2019	$(89,848)	$334	$(89,514)

Balance at January 1, 2018	$(69,417)	$(143)	$(69,560)
Other comprehensive income before reclassifications	3,894	915	4,809
Amounts reclassified from accumulated other comprehensive loss	-	(120)	(120)
Net other comprehensive income, net of tax	3,894	795	4,689
Balance at March 31, 2018	$(65,523)	$652	$(64,871)

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(11) Commitments and Contingencies

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

As a result of environmental studies performed at the Company’s former facility located in Sarasota, Florida, the Company became aware of soil and groundwater contamination at the site and engaged an environmental engineering consultant to develop a remediation and monitoring plan for the site. Soil remediation at the site was completed during the year ended December 31, 2010. A remedial action plan was approved by the Florida Department of Environmental Protection and groundwater remediation began in the fourth quarter of 2015. During the three months ended March 31, 2019 and 2018, environmental remediation costs incurred were immaterial. At March 31, 2019 and December 31, 2018, the Company accrued a remaining undiscounted liability of $87 and $111, respectively, related to future remediation costs which were recorded as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheets. Costs associated with the recorded liability will be incurred to complete the groundwater remediation, with the balance relating to monitoring costs to be incurred over multiple years. The recorded liability is based on assumptions in the remedial action plan. Although the Company sold the Sarasota facility and related property in December 2011, the liability to remediate the site contamination remains the responsibility of the Company. Due to the ongoing site remediation, the Company is currently required to maintain a $1,489 letter of credit for the benefit of the buyer.

The Company’s PST subsidiary has civil, labor and other non-income tax contingencies for which the likelihood of loss is deemed to be reasonably possible, but not probable, by the Company’s legal advisors in Brazil. As a result, no provision has been recorded with respect to these contingencies, which amounted to R$31,200  ($8,000) and R$29,700  ($7,600) at March 31, 2019 and December 31, 2018, respectively. An unfavorable outcome on these contingencies could result in significant cost to the Company and adversely affect its results of operations.

Insurance Recoveries

The Company incurred losses and incremental costs related to the damage to assets caused by a storm at its Mexican production facility in the fourth quarter of 2016 and pursued recovery of such costs under applicable insurance policies. Anticipated proceeds from insurance recoveries related to losses and incremental costs that have been incurred (“loss recoveries”) are recognized when receipt is probable. Anticipated proceeds from insurance recoveries in excess of the net book value of damaged property, plant and equipment (“insurance gain contingencies”) are recognized when all contingencies related to the claim have been resolved.

Loss recoveries related to the damage of inventory and incremental costs included in costs of sales were not significant for the three months ended March 31, 2019 and 2018, respectively. There were no loss recoveries and insurance gain contingencies recognized in the three months ended March 31, 2019 and 2018 related to the damage of property, plant and equipment included within SG&A expense. As of December 31, 2017, the Company had confirmation of the open insurance claim and recorded a receivable of $1,644. The cash payment was subsequently collected in January 2018. Cash proceeds related to the damage of inventory and incremental costs were $241 for the three months ended March 31, 2018 and are included in cash flows from operating activities. Cash proceeds related to the damage of property, plant and equipment of $1,403 for the three months ended March 31, 2018, are included in cash flows from investing activities. There were no cash proceeds received during the three months ended March 31, 2019.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Product Warranty and Recall

Amounts accrued for product warranty and recall claims are established based on the Company’s best estimate of the amounts necessary to settle existing and future claims on products sold as of the balance sheet dates. These accruals are based on several factors including past experience, production changes, industry developments and various other considerations including insurance coverage. The Company can provide no assurances that it will not experience material claims or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued or beyond what the Company may recover from its suppliers. The current portion of product warranty and recall is included as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheets. Product warranty and recall included $3,083 and $3,283 of a long-term liability at March 31, 2019 and December 31, 2018, respectively, which is included as a component of other long-term liabilities in the condensed consolidated balance sheets.

The following provides a reconciliation of changes in product warranty and recall liability:

Three months ended March 31,	2019	2018
Product warranty and recall at beginning of period	$10,494	$9,979
Accruals for warranties established during period	1,545	2,274
Aggregate changes in pre-existing liabilities due to claim developments	1,238	387
Settlements made during the period	(2,715)	(1,772)
Foreign currency translation	(215)	(20)
Product warranty and recall at end of period	$10,347	$10,848

(12) Business Realignment and Restructuring

On January 10, 2019, the Company committed to a restructuring plan that will result in the closure of the Canton, Massachusetts facility (“Canton Facility”) which is expected by March 31, 2020 and the consolidation of manufacturing operations at that site into other Company locations (“Canton Restructuring”).  Company management informed employees at the Canton Facility of this restructuring decision on January 11, 2019.  This restructuring action will result in the closure of the Canton facility and the termination of the employment of Canton Facility employees.  The estimated costs for the Canton Restructuring include employee severance and termination costs, contract terminations costs, professional fees, the non-cash write-off of impaired fixed assets and other related costs.

The Company recognized expense of $2,225 for the three months ended March 31, 2019 as a result of these actions for employee termination benefits and other restructuring related costs. For the three months ended March 31, 2019 severance and contract termination costs of $1,252,  $195 and $778 were recognized in COGS, SG&A and D&D, respectively, in the condensed consolidated statement of operations.  The estimated additional cost of the Canton Facility restructuring plan, that will impact the Control Devices segment, is between $6,300 and $7,300 and will be incurred through 2020.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The expenses for the 2019 Canton Restructuring that relate to the Control Devices reportable segment include the following:

	Accrual as of	2019 Charge	Utilization		Accrual as of
	January 1, 2019	to Expense	Cash	Non-Cash	March 31, 2019
Employee termination benefits	$-	$1,980	$-	$-	$1,980
Other related costs	-	245	(245)	-	-
Total	$-	$2,225	$(245)	$-	$1,980

In the fourth quarter of 2018, the Company undertook restructuring actions for the Electronics segment affecting the European Aftermarket business and China operations.  The Company recognized expense of $216 for the three months ended March 31, 2019 as a result of these actions for severance, contract termination costs, accelerated depreciation of fixed assets and other related costs.  Electronics segment restructuring costs were recognized in SG&A in the condensed consolidated statement of operations for the three months ended March 31, 2019. The Company expects to incur approximately $860 of additional restructuring costs related to these actions through 2020.

The expenses for the 2019 restructuring activities that relate to the Electronics reportable segment include the following:

	Accrual as of	2019 Charge	Utilization		Accrual as of
	January 1, 2019	to Expense	Cash	Non-Cash	March 31, 2019
Employee termination benefits	$520	$(15)	$(456)	$-	$49
Accelerated depreciation	-	98	-	(98)	-
Contract termination costs	17	16	(33)	-	-
Other related costs	119	117	(236)	-	-
Total	$656	$216	$(725)	$(98)	$49

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

Business realignment charges by reportable segment were as follows:

Three months ended March 31,	2019	2018
Control Devices (A)	$522	$-
PST (B)	-	222
Unallocated Corporate (C)	613	-
Total business realignment charges	$1,135	$222

(A)	Severance costs for the three months ended March 31, 2019 related to SG&A and D&D were $512 and 10, respectively.
(B)	Severance costs for the three months ended March 31, 2018 related to SG&A were $222.
(C)	Severance costs for the three months ended March 31, 2019 related to SG&A were $613.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Business realignment charges classified by statement of operations line item were as follows:

Three months ended March 31,	2019	2018
Selling, general and administrative	$1,125	$222
Design and development	10	-
Total business realignment charges	$1,135	$222

(13) Income Taxes

The Company recognized income tax expense of $1,835 and $3,233 for U.S. federal, state and foreign income taxes for the three months ended March 31, 2019 and 2018, respectively. The decrease in income tax expense for the three months ended March 31, 2019 compared to the same period for 2018 was primarily related to a reduction in taxable income.  The effective tax rate decreased to 16.0% in the first quarter of 2019 from 19.5% in the first quarter of 2018 primarily due an increased favorable impact of tax deductible stock compensation versus the same period in 2018, as well as a state valuation allowance release in the first quarter of 2019, with no corresponding impact in the first quarter of 2018.

The Company has concluded that it is reasonably possible that its future provision for income taxes may be significantly impacted by changes to valuation allowance in certain countries within the following twelve months.

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

The accounting policies of the Company’s reportable segments are the same as those described in Note 2, “Summary of Significant Accounting Policies” of the Company’s 2018 Form 10‑K. The Company’s management evaluates the performance of its reportable segments based primarily on revenues from external customers, capital expenditures and operating income. Inter-segment sales are accounted for on terms similar to those to third parties and are eliminated upon consolidation.

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

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of financial information by reportable segment is as follows:

Three months ended March 31,	2019	2018
Net Sales:
Control Devices	$110,119	$115,357
Inter-segment sales	1,861	2,181
Control Devices net sales	111,980	117,538
Electronics	90,846	90,028
Inter-segment sales	8,722	10,472
Electronics net sales	99,568	100,500
PST	17,332	20,545
Inter-segment sales	6	2
PST net sales	17,338	20,547
Eliminations	(10,589)	(12,655)
Total net sales	$218,297	$225,930
Operating Income (Loss):
Control Devices	$11,948	$17,879
Electronics	9,031	7,880
PST	670	150
Unallocated Corporate (A)	(9,950)	(9,062)
Total operating income	$11,699	$16,847
Depreciation and Amortization:
Control Devices	$3,094	$2,795
Electronics	2,397	2,291
PST	1,525	2,505
Unallocated Corporate	213	197
Total depreciation and amortization (B)	$7,229	$7,788
Interest Expense, net:
Control Devices	$182	$19
Electronics	56	34
PST	108	338
Unallocated Corporate	657	963
Total interest expense, net	$1,003	$1,354
Capital Expenditures:
Control Devices	$3,492	$5,746
Electronics	3,738	2,773
PST	819	1,259
Unallocated Corporate(C)	635	727
Total capital expenditures	$8,684	$10,505

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	March 31,	December 31,
	2019	2018
Total Assets:
Control Devices	$191,963	$175,708
Electronics	255,887	265,838
PST	81,407	81,002
Corporate (C)	368,852	359,837
Eliminations	(315,846)	(322,866)
Total assets	$582,263	$559,519

The following tables present net sales and long-term assets for each of the geographic areas in which the Company operates:

Three months ended March 31,	2019	2018
Net Sales:
North America	$119,367	$124,429
South America	17,332	20,545
Europe and Other	81,598	80,956
Total net sales	$218,297	$225,930

	March 31,	December 31,
	2019	2018
Long-term Assets:
North America	$92,315	$86,763
South America	44,996	45,408
Europe and Other	121,536	107,171
Total long-term assets	$258,847	$239,342

(A)	Unallocated Corporate expenses include, among other items, accounting/finance, human resources, information technology and legal costs as well as share-based compensation.
(B)	These amounts represent depreciation and amortization on property, plant and equipment and certain intangible assets.
(C)

Assets located at Corporate consist primarily of cash, intercompany loan receivables, fixed assets for the corporate headquarter building, information technology assets, equity investments and investments in subsidiaries.

(15) Investments

Minda Stoneridge Instruments Ltd.

The Company has a 49% equity interest in Minda Stoneridge Instruments Ltd. (“MSIL”), a company based in India that manufactures electronics, instrumentation equipment and sensors primarily for the motorcycle, commercial vehicle and automotive markets. The investment is accounted for under the equity method of accounting. The Company’s investment in MSIL, recorded as a component of investments and other long-term assets, net on the condensed consolidated balance sheets, was $11,738 and $11,288 at March 31, 2019 and December 31, 2018, respectively. Equity in earnings of MSIL included in the condensed consolidated statements of operations was $364 and $521, for the three months ended March 31, 2019 and 2018, respectively.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

PST Eletrônica Ltda.

The Company had a 74% controlling interest in PST from December 31, 2011 through May 15, 2017. On May 16, 2017, the Company acquired the remaining 26% noncontrolling interest in PST.  As part of the acquisition agreement, the Company will be required to pay additional earn-out consideration, which is not capped, based on PST’s financial performance in either 2020 or 2021. See Note 5 for the fair value and foreign currency adjustments of the earn-out consideration for the current and prior periods.

PST has dividends payable to former noncontrolling interest holders of R$23,465 Brazilian real ($5,980) and R$23,204 Brazilian real ($5,980) as of March 31, 2019 and December 31, 2018, respectively. The dividends payable balance includes R$261 Brazilian real ($68) and $249 Brazilian real ($75) in monetary correction for the three months ended March 31, 2019 and 2018, respectively. The dividend is payable on or before January 1, 2020, and is subject to monetary correction based on the Brazilian National Extended Consumer Price inflation index (“IPCA”). The dividend payable related to PST is recorded within other current liabilities on the condensed consolidated balance sheet.

Other Investments

In December 2018, the Company entered into an agreement to make a $10,000 investment in a fund managed by Autotech Ventures (“Autotech”), a venture capital firm focused on ground transportation technology which is accounted for in accordance with ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10)”.  This investment does not have a readily determinable fair value and is measured at costs, less impairments, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. The Company’s $10,000 investment in the Autotech fund will be contributed over the expected ten-year life of the fund. The Company contributed $400 to the Autotech fund and there were $16 in fair value and other adjustments during the three months ended March 31, 2019.  The Autotech investment recorded in investments and other long-term assets in the condensed consolidated balance sheets was $853 and $437 as of March 31, 2019 and December 31, 2018, respectively.

(16) Subsequent Events

On April 1, 2019,  the Company entered into an Asset Purchase Agreement (the “APA”) by and among the Company, the Company’s wholly owned subsidiary, Stoneridge Control Devices, Inc. (“SCD”), and Standard Motor Products, Inc. (“SMP”).  On the same day pursuant to the APA, in exchange for $40.0 million (subject to a post-closing inventory adjustment) and the assumption of certain liabilities, the Company and SCD sold to SMP product lines and assets related to certain non-core switches and connectors (the “Non-Core Switch and Connector Products”).  On April 1, 2019, the Company and SMP also entered into certain ancillary agreements, including a transition services agreement, a contract manufacturing agreement and a supply agreement, pursuant to which the Company will provide and be compensated for certain manufacturing, transitional, administrative and support services to SMP on a short-term basis.  The products related to the Non-Core Switch and Connector Products are currently manufactured in Juarez, Mexico and Canton, Massachusetts, and include ball switches, ignition switches, rotary switches, courtesy lamps, toggle switches, headlamp switches and other related components.

Non-core switch and connector products net sales and operating income was $11,230 and $3,112, for the three months ended March 31, 2019, respectively, and $11,961 and $3,701, for the three months ended March 31, 2018, respectively.

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

First Quarter Overview

The Company had net income of $9.7 million, or $0.33 per diluted share, for the three months ended March 31, 2019.

Net income of $9.7 million, or $0.33 per diluted share, for the three months ended March 31, 2019,  decreased by $3.7 million, or $0.13 per diluted share, from $13.4 million, or $0.46 per diluted share, for the three months ended March 31, 2018 primarily due to an increase in restructuring costs of $2.8 million mostly related to our previously announced closure of our Canton facility (“Canton Restructuring”) and decreased sales and operating profit in our Control Devices segment.

Net sales decreased by $7.6 million, or 3.4%, while our operating income decreased by $5.1 million, or 30.6%.

Our Control Devices segment net sales decreased by 4.5% primarily as a result of decreased sales volume in the North American automotive market due to certain program volume reductions.  This decrease is partially offset by increased sales volume in our European and North American commercial vehicle and China automotive markets. Segment gross margin decreased due to Canton Restructuring costs, lower sales and higher warranty costs. Segment operating income decreased by 33.2% relative to the first quarter of 2018.

Our Electronics segment net sales increased by 0.9% primarily due to an increase in European and North American commercial vehicle and off-highway product sales. Segment gross margin decreased due to higher sales being offset by an unfavorable product mix. Operating income for the segment increased by 14.6% relative to the first quarter of 2018 due to lower design and development (“D&D”) costs and selling, general and administrative (“SG&A”) expenses.

Our PST segment net sales decreased by 15.6% primarily due to unfavorable foreign currency translation of $2.8 million, or 13.8%, as well as lower volumes for our Argentina aftermarket channel. Segment gross margin declined due to the adverse effect of U.S. denominated direct material purchases and higher labor costs as a percentage of sales.  Operating income increased by 346.7% compared to the first quarter of 2018 primarily due to a decrease in SG&A expenses.

In first quarter of 2019, SG&A expenses were favorably impacted by a decrease in expense for the fair value of the Orlaco and PST earn-out considerations of $0.4 million and lower operating expenses offset by an increase in restructuring and business realignment costs of $1.3 million.

At March 31, 2019 and December 31, 2018, we had cash and cash equivalents balances of $53.1 million and $81.1 million, respectively. The decrease in cash and cash equivalents during the first three months of 2019 was primarily due to both the repayment of outstanding debt and lower cash flows from operations as well as the cash payment of the Orlaco earn-out consideration. At March 31, 2019 and December 31, 2018, we had $91.0 million and $96.0 million, respectively, in borrowings outstanding on our $300.0 million Credit Facility. The decrease in the outstanding Credit Facility balance during the first three months of 2019 was the result of voluntary principal repayments.

Outlook

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

The North American automotive market is expected to decrease slightly from 2018 at 16.8 million units in 2019. Based on our product mix, the Company expects sales volumes in our Control Devices segment to be consistent with the prior year.

The North American commercial vehicle market increased in 2018 and we expect it to increase slightly in 2019. We expect the European commercial vehicle market in 2019 to remain at approximately the same level with 2018.

Our PST segment revenues in the first quarter of 2019 decreased compared to the first quarter of 2018, mostly due to the adverse foreign exchange movements as well as the decline in the Argentinian economy. In April 2019, the International Monetary Fund (“IMF”) forecasted the Brazil gross domestic product to grow 2.5% in 2019 and 2.2% in 2020. As the Brazilian economy improves,  we expect our served market channels to improve including audio products which had lower demand in 2018. Our financial performance in our PST segment is also subject to uncertainty from movements in the Brazilian Real and Argentina Peso foreign currencies.

Trade actions initiated by the U.S. imposing tariffs on imports have been met with retaliatory tariffs by other countries, adding a level of uncertainty to the global economic environment. These and other actions are likely to impact trade polices with other countries and the overall global economy which could adversely impact our results of operations.

Other Matters

A significant portion of our sales are outside of the United States. These sales are generated by our non-U.S. based operations, and therefore, movements in foreign currency exchange rates can have a significant effect on our results of operations, which are presented in U.S. dollars. A significant portion of our raw materials purchased by our Electronics and PST segments are denominated in U.S. dollars, and therefore movements in foreign currency exchange rates can also have a significant effect on our results of operations. The U.S. Dollar strengthened against the Swedish krona, euro, Brazilian real and Argentinian peso in 2019 and 2018, unfavorably impacting our material costs and reported results.

In January 2019, we committed to a restructuring plan that will result in the closure of our Canton, Massachusetts facility (“Canton Facility”) by the end of 2019 and the consolidation of manufacturing operations at that site into other Company locations (“Canton Restructuring”). This restructuring action will result in the closure of the Canton facility and the termination of the employment of Canton Facility employees.  The estimated costs for the Canton Restructuring include employee severance and termination costs, contract termination costs, professional fees, the non-cash write-off of impaired fixed assets and other related costs.  We recognized $2.2 million as a result of these actions during the three months ended March 31, 2019.  We expect to incur additional costs related to the Canton Restructuring of $6.3 million to $7.3 million through December 2020.

In the fourth quarter of 2018, we undertook business realignment actions for our Electronics segment affecting our European Aftermarket business and China operations.  For the three months ended March 31, 2019, we recognized expense of $0.2 million as a result of these actions for related costs and the non-cash accelerated depreciation. We expect to incur additional costs related to the Electronics segment restructuring actions of $0.7 million through 2020.

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

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

					Dollar
					increase /
Three months ended March 31,	2019		2018		(decrease)
Net sales	$218,297	100.0%	$225,930	100.0%	$(7,633)
Costs and expenses:
Cost of goods sold	157,444	72.1	157,961	69.9	(517)
Selling, general and administrative	35,910	16.5	37,261	16.5	(1,351)
Design and development	13,244	6.1	13,861	6.1	(617)
Operating income	11,699	5.3	16,847	7.5	(5,148)
Interest expense, net	1,003	0.5	1,354	0.6	(351)
Equity in earnings of investee	(364)	(0.2)	(521)	(0.2)	157
Other income, net	(432)	(0.2)	(599)	(0.3)	(167)
Income before income taxes	11,492	5.2	16,613	7.4	(5,121)
Provision for income taxes	1,835	0.8	3,233	1.5	(1,398)
Net income	$9,657	4.4%	$13,380	5.9%	$(3,723)

Net Sales. Net sales for our reportable segments, excluding inter-segment sales, are summarized in the following table (in thousands):

					Dollar	Percent
					increase	increase
Three months ended March 31,	2019		2018		(decrease)	(decrease)
Control Devices	$110,119	50.5%	$115,357	51.1%	$(5,238)	(4.5)%
Electronics	90,846	41.6	90,028	39.8	818	0.9
PST	17,332	7.9	20,545	9.1	(3,213)	(15.6)
Total net sales	$218,297	100.0%	$225,930	100.0%	$(7,633)	(3.4)%

Our Control Devices segment net sales decreased primarily as a result of decreased sales volume in the North American automotive market of $7.5 million due to certain program volume reductions and unfavorable foreign currency translation of $0.5 million partially offset by an increase in sales volume in our European and North American commercial vehicle and China automotive markets of $2.0 million and $1.2 million, respectively.

Our Electronics segment net sales increased slightly primarily due to an increase in sales volume in our North American and European commercial vehicle products of $2.5 million and $1.4 million, respectively, and increased sales of European and North American off-highway vehicle products of $4.6 million and $0.3 million, respectively.  This increase was mostly offset by unfavorable foreign currency translation of $7.2 million and unfavorable pricing of $0.2 million on products nearing the end of product life.

Our PST segment net sales decreased primarily due to unfavorable foreign currency translation that decreased sales by $2.8 million, or 13.8%, as well as lower volumes for our Argentina aftermarket channel. This reduction was partially offset by an increase in sales of audio products and new products to our factory authorized dealer installers.

Net sales by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
					increase	increase
Three months ended March 31,	2019		2018		(decrease)	(decrease)
North America	$119,367	54.7%	$124,429	55.1%	$(5,062)	(4.1)%
South America	17,332	7.9	20,545	9.1	(3,213)	(15.6)
Europe and Other	81,598	37.4	80,956	35.8	642	0.8
Total net sales	$218,297	100.0%	$225,930	100.0%	$(7,633)	(3.4)%

The decrease in North American net sales was primarily attributable to a decrease in sales volume in our North American automotive market of $7.5 million resulting from certain program volume reductions partially offset by increased sales volume in our North American commercial vehicle and off-highway markets of $2.7 million and $0.3 million, respectively. The decrease in net sales in South America was primarily due to an unfavorable foreign currency translation that decreased sales by $2.8 million, or 13.8%, as well as lower sales volume for our Argentina aftermarket channel partially offset by an increase in sales of audio products and new products to our factory authorized dealer installers. The increase in net sales in Europe and Other was primarily due to the increase in our European off-highway and commercial vehicle markets of $4.6 million and $2.8 million, respectively, as well as an increase in sales volume in our China automotive market of $1.2 million. Additionally, Europe and Other sales were unfavorably impacted by foreign currency translation of $7.2 million and unfavorable pricing of $0.2 million on products nearing the end of product life.

Cost of Goods Sold and Gross Margin. Cost of goods sold remained consistent with the first quarter of 2018 and our gross margin decreased from 30.1% in in the first quarter of 2018 to 27.9% in the first quarter of 2019.  Our material cost as a percentage of net sales increased by 1.1% to 52.3% in the first quarter of 2019 compared to 51.2% in the first quarter of 2018.  The lower direct material costs in our Control Devices and PST segments resulted from lower sales, while our Electronics segment was negatively impacted by adverse product mix and by U.S. denominated material purchases at non-U.S. based operations. Overhead as a percentage of net sales increased by 1.1% to 14.7% for the first quarter of 2019 compared to 13.6% for the first quarter of 2018 primarily due to the Canton Restructuring costs and higher warranty expenses in our Control Devices segment.

Our Control Devices segment gross margin decreased due to lower sales and higher overhead costs primarily from Canton Restructuring costs and higher warranty costs, partially offset by a decrease in direct material costs due to a favorable product mix.

Our Electronics segment gross margin decreased primarily due to higher sales offset by unfavorable product mix and the adverse effect of U.S denominated material purchases at non-U.S. based operations.

Our PST segment gross margin decreased due to lower sales primarily due to an unfavorable foreign currency translation and higher labor costs which were partially offset by lower overhead costs.

Selling, General and Administrative (“SG&A”). SG&A expenses decreased by $1.4 million compared to the first quarter of 2018 primarily due to a decrease in PST SG&A costs due to lower wages, fringe benefits and lower professional services and a decrease in expense of the fair value adjustment for the Orlaco earn-out consideration of $0.4 million in the Electronics segment. This decrease was partially offset by an increase in restructuring and business realignment costs of $1.3 million during the current quarter. Control Devices SG&A costs increased primarily due to severance expense related to the Canton Restructuring. Unallocated corporate SG&A costs increased primarily due to higher business realignment costs of $0.6 million and transaction costs of $0.3 million.

Design and Development (“D&D”).  D&D costs decreased by $0.6 million primarily due to lower D&D costs in our Electronics and PST segments related to higher product launch costs and investment in development activities during the first quarter of 2018 compared to the first quarter of 2019.  This decrease was partially offset by higher D&D costs in our Control Devices and unallocated corporate segments. Customer reimbursement for development projects decreased $0.2 million in 2019.

Operating Income. Operating income (loss) is summarized in the following table by reportable segment (in thousands):

			Dollar	Percent
			increase /	increase /
Three months ended March 31,	2019	2018	(decrease)	(decrease)
Control Devices	$11,948	$17,879	$(5,931)	(33.2)%
Electronics	9,031	7,880	1,151	14.6
PST	670	150	520	346.7
Unallocated corporate	(9,950)	(9,062)	(888)	(9.8)
Operating income	$11,699	$16,847	$(5,148)	(30.6)%

Our Control Devices segment operating income decreased primarily due to lower sales, higher restructuring costs due to the Canton Restructuring, higher warranty costs and higher D&D costs.

Our Electronics segment operating income increased primarily due to higher sales, lower SG&A and D&D costs offsetting higher direct material costs.

Our PST segment operating income increased primarily due to lower SG&A and overhead costs partially offset by a decrease in sales and gross margin.

Our unallocated corporate operating loss increased primarily due to higher business realignment costs of $0.6 million and transaction costs of $0.3 million during the current quarter.

Operating income by geographic location is summarized in the following table (in thousands):

			Dollar	Percent
			increase /	increase /
Three months ended March 31,	2019	2018	(decrease)	(decrease)
North America	$1,573	$8,294	$(6,721)	(81.0)%
South America	670	150	520	346.7
Europe and Other	9,456	8,403	1,053	12.5
Operating income	$11,699	$16,847	$(5,148)	(30.6)%

Our North American operating results decreased primarily due to lower sales volume in the North American automotive market as well as higher SG&A and D&D costs, which were partially offset by increased sales volume in the commercial vehicle and off-highway markets. The increase in operating income in South America was primarily due to lower SG&A and overhead costs. Our operating results in Europe and Other increased due to higher sales in our European off-highway and commercial vehicle markets which were partially offset by higher material costs.

Interest Expense, net. Interest expense, net decreased by $0.4 million compared to the prior year first quarter primarily due to lower unallocated corporate and PST interest expense as a result of the decrease in outstanding credit facility and debt balances, respectively, from voluntary principal prepayments of our credit facility and scheduled repayments of debt held by PST.

Equity in Earnings of Investee. Equity earnings for Minda were $0.4 million and $0.5 million for the three months ended March 31, 2019 and 2018, respectively.  The decrease compared to the prior period is primarily due to unfavorable changes in foreign currency exchange rates which offset an increase in sales and gross margin.

Other Income, net. We record certain foreign currency transaction and forward currency hedge contract (gains) losses as a component of other income, net on the condensed consolidated statement of operations. Other income, net decreased by $0.2 million to $0.4 million in the first quarter of 2019 compared to other income, net of $0.6 million for the first quarter of 2018 primarily due to an unfavorable change in foreign currency exchange rates in our Electronics segment.

Provision for Income Taxes. We recognized income tax expense of $1.8 million and $3.3 million for federal, state and foreign income taxes for the first quarter of 2019 and 2018, respectively. The decrease in income tax expense for the three months ended March 31, 2019 compared to the same period for 2018 was primarily due to a reduction in taxable income.  The effective tax rate decreased to 16.0% in the first quarter of 2019 from 19.5% in the first quarter of 2018 primarily due to an increased favorable impact of tax deductible stock compensation versus the same period in 2018, as well as a state valuation allowance release of $0.2 million in the first quarter of 2019, with no corresponding impact in the first quarter of 2018.

Liquidity and Capital Resources

Summary of Cash Flows:

Summary of Cash Flows:

Three months ended March 31,	2019	2018
Net cash provided by (used for):
Operating activities	$(5,609)	$9,671
Investing activities	(9,083)	(9,093)
Financing activities	(11,997)	(9,936)
Effect of exchange rate changes on cash and cash equivalents	(1,317)	759
Net change in cash and cash equivalents	$(28,006)	$(8,599)

Cash provided by operating activities decreased compared to the first quarter of 2018 primarily due to a higher use of cash to fund working capital levels and lower net income. This decrease includes a portion of the cash payment of the Orlaco earn-out consideration obligation of $5.0 million during the first quarter of 2019. A portion of this increase is due to higher inventory levels for bank builds attributable to the Canton Restructuring activities. Our receivable terms and collections rates have remained consistent between periods presented.

Net cash used for investing activities remained consistent with 2018 as insurance proceeds received in 2018 were offset by lower capital expenditures in the first quarter of 2019.

Net cash used for financing activities increased primarily due to the payment of the earn-out consideration obligation related to the Orlaco acquisition during the first quarter of 2019.

As outlined in Note 7 to our condensed consolidated financial statements, our Credit Facility permits borrowing up to a maximum level of $300.0 million which includes an accordion feature which allows the Company to increase the availability by up to $80.0 million upon the satisfaction of certain conditions. This variable rate facility provides the flexibility to refinance other outstanding debt or finance acquisitions through September 2021. The Credit Facility contains certain financial covenants that require the Company to maintain less than a maximum leverage ratio and more than a minimum interest coverage ratio. The Credit Facility also contains affirmative and negative covenants and events of default that are customary for credit arrangements of this type including covenants which place restrictions and/or limitations on the Company’s ability to borrow money, make capital expenditures and pay dividends. The Credit Facility had an outstanding balance of $91.0 million at March 31, 2019. The Company was in compliance with all covenants at March 31, 2019. The covenants included in our Credit Facility to date have not and are not expected to limit our financing flexibility. The Company expects to make additional repayments on the Credit Facility when cash exceeds the amount needed for operations.

PST maintains several short-term and long-term loans used for working capital purposes. At March 31, 2019, there was $1.9 million of PST debt outstanding.  Scheduled principal repayments on PST debt at March 31, 2019 were as follows: $1.0 million from April 2019 to March 2020, $0.4 million from April 2020 to December 2020 and $0.5 million in 2021.

The Company’s wholly owned subsidiary located in Stockholm, Sweden, has an overdraft credit line which allows overdrafts on the subsidiary’s bank account up to a maximum level of 20.0 million Swedish krona, or $2.2 million, at March 31, 2019. At March 31, 2019, there was no balance outstanding on this overdraft credit line.

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

On October 26, 2018, the Board of Directors of Stoneridge, Inc. authorized the repurchase of $50.0 million of the Company’s outstanding Common Shares over the next 18 months.  The Common Share repurchases may be made from time to time in either open market transactions or in privately negotiated transactions.  Repurchases may also be made under Rule 10b5-1 plans, which permit common shares to be repurchased through pre-determined criteria.  The timing, volume and nature of common share repurchases will be at the discretion of management, dependent on market conditions, other priorities of cash investment, applicable securities laws and other factors.  The Company’s Common Share repurchase program does not obligate the Company to acquire any particular amount of our Common Shares, and it may be suspended or discontinued at any time.

In December 2018, the Company entered into an agreement to make a $10.0 million investment in a fund managed by Autotech Ventures (“Autotech”), a venture capital firm focused on ground transportation technology.  The Company’s $10.0 million investment in the Autotech fund will be contributed over the expected ten-year life of the fund.

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

At March 31, 2019, we had a cash and cash equivalents balance of approximately $53.1 million, of which $51.4 million was held in foreign locations. The decrease in cash and cash equivalents from $81.1 million at December 31, 2018 was primarily due to both the voluntary principal repayments of outstanding debt and lower cash flows from operations.

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

Critical Accounting Policies and Estimates

The Company’s critical accounting policies, which include management’s best estimates and judgments, are included in Part II, Item 7, to the consolidated financial statements of the Company’s 2018 Form 10‑K. These accounting policies are considered critical as disclosed in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis of the Company’s 2018 Form 10‑K because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates. There have been no significant changes in our significant accounting policies or critical accounting estimates during the first quarter of 2019, with the exception of lease accounting. See Note 8,  “Leases,” to the condensed consolidated financial statements in this Form 10‑Q for the updated lease accounting policy adopted in the first quarter of 2019.

Information regarding other significant accounting policies is included in Note 2 to our consolidated financial statements in Item 8 of Part II of the Company’s 2018 Form 10‑K.

Inflation and International Presence

By operating internationally, we are affected by foreign currency exchange rates and the economic conditions of certain countries. Furthermore, given the current economic climate and fluctuations in certain commodity prices, we believe that an increase in such items could significantly affect our profitability. See Note 5 to the condensed consolidated financial statements for additional details on the Company’s commodity price and foreign currency exchange rate risks.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk presented within Part II, Item 7A of the Company’s 2018 Form 10‑K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2019, an evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the PEO and PFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2019, the Company implemented a new lease accounting system and process in response to the adoption of ASU 2016-02, “Leases (Topic 842),” effective January 1, 2019. The implementation resulted in a material change in a component of the Company’s internal control over financial reporting.  The operating effectiveness of these changes to the Company’s internal control over financial reporting will be evaluated as part of its 2019 assessment.

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

Item 1A. Risk Factors

There have been no material changes with respect to risk factors previously disclosed in the Company’s 2018 Form 10‑K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to repurchases of Common Shares made by us during the three months ended March 31, 2019.  There were no shares delivered to us by employees as payment for withholding taxes due upon vesting of performance share awards during the three months ended March 31, 2019.

			Total number of	Maximum number
			shares purchased as	of shares that may
			part of publicly	yet be purchased
	Total number of	Average price	announced plans	under the plans
Period	shares purchased	paid per share	or programs	or programs
1/1/19-1/31/19	959	$27.29	N/A	N/A
2/1/19-2/28/19	-	-	N/A	N/A
3/1/19-3/31/19	97,156	30.04	N/A	N/A
Total	98,115

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Exhibit

10.1	Separation Agreement and Release of Claims (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 6, 2019).

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

	101	XBRL Exhibits:
	101.INS	XBRL Instance Document
	101.SCH	XBRL Schema Document
	101.CAL	XBRL Calculation Linkbase Document
	101.DEF	XBRL Definition Linkbase Document
	101.LAB	XBRL Labels Linkbase Document
	101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONERIDGE, INC.

Date: May 1, 2019	/s/ Jonathan B. DeGaynor
Jonathan B. DeGaynor
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 1, 2019	/s/ Robert R. Krakowiak
Robert R. Krakowiak
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)