Form 10-Q
period 2019-06-30
STONERIDGE INC
filed 2019-07-31
CIK 1043337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2019

Commission file number: 001-13337

STONERIDGE INC

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

Common Shares, without par value SRI New York Stock Exchange

Title of each class Trading symbol(s) Name of each exchange on which registered

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

The number of Common Shares, without par value, outstanding as of July 25, 2019 was 27,381,333.

STONERIDGE, INC. AND SUBSIDIARIES

Forward-Looking Statements

Portions of this report on Form 10-Q contain “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report and may include statements regarding the intent, belief or current expectations of the Company, with respect to, among other things, our (i) future product and facility expansion, (ii) acquisition strategy, (iii) investments and new product development, (iv) growth opportunities related to awarded business and (v) operational expectations. Forward-looking statements may be identified by the words “will,” “may,” “should,” “designed to,” “believes,” “plans,” “projects,” “intends,” “expects,” “estimates,” “anticipates,” “continue,” and similar words and expressions. The forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other factors:

●	the reduced purchases, loss or bankruptcy of a major customer or supplier;
●	the costs and timing of business realignment, facility closures or similar actions;
●	a significant change in automotive, commercial, off-highway, motorcycle or agricultural vehicle production;
●	competitive market conditions and resulting effects on sales and pricing;
●	the impact on changes in foreign currency exchange rates on sales, costs and results, particularly the Argentinian peso, Brazilian real, Chinese renminbi, euro, Mexican peso and Swedish krona;
●	our ability to achieve cost reductions that offset or exceed customer-mandated selling price reductions;
●	customer acceptance of new products;
●	our ability to successfully launch/produce products for awarded business;
●	adverse changes in laws, government regulations or market conditions, including tariffs, affecting our products or our customers’ products;
●	our ability to protect our intellectual property and successfully defend against assertions made against us;
●	liabilities arising from warranty claims, product recall or field actions, product liability and legal proceedings to which we are or may become a party, or the impact of product recall or field actions on our customers;
●	labor disruptions at our facilities or at any of our significant customers or suppliers;
●	the ability of our suppliers to supply us with parts and components at competitive prices on a timely basis, including the impact of potential tariffs and trade considerations on their operations and output;
●	the amount of our indebtedness and the restrictive covenants contained in the agreements governing our indebtedness, including our revolving credit facility;
●	capital availability or costs, including changes in interest rates or market perceptions;
●	the failure to achieve the successful integration of any acquired company or business;
●	risks related to a failure of our information technology systems and networks, and risks associated with current and emerging technology threats and damage from computer viruses, unauthorized access, cyber-attack and other similar disruptions; and
●	those items described in Part I, Item IA (“Risk Factors”) of the Company’s 2018 Form 10-K.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STONERIDGE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(in thousands)	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51,503	$81,092
Accounts receivable, less reserves of $1,592 and $1,243, respectively	151,687	139,076
Inventories, net	100,751	79,278
Prepaid expenses and other current assets	32,148	20,731
Total current assets	336,089	320,177
Long-term assets:
Property, plant and equipment, net	116,954	112,213
Intangible assets, net	58,890	62,032
Goodwill	36,377	36,717
Operating lease right-of-use asset	18,970	-
Investments and other long-term assets, net	28,767	28,380
Total long-term assets	259,958	239,342
Total assets	$596,047	$559,519

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of debt	$869	$1,533
Accounts payable	100,659	87,894
Accrued expenses and other current liabilities	61,987	57,880
Total current liabilities	163,515	147,307
Long-term liabilities:
Revolving credit facility	103,500	96,000
Long-term debt, net	732	983
Deferred income taxes	15,042	14,895
Operating lease long-term liability	14,565	-
Other long-term liabilities	17,194	17,068
Total long-term liabilities	151,033	128,946
Shareholders' equity:
Preferred Shares, without par value, 5,000 shares authorized, none issued	-	-
Common Shares, without par value, 60,000 shares authorized, 28,966 and 28,966 shares issued and 27,367 and 28,488 shares outstanding at June 30, 2019 and December 31, 2018, respectively, with no stated value	-	-
Additional paid-in capital	223,831	231,647
Common Shares held in treasury, 1,599 and 478 shares at June 30, 2019 and December 31, 2018, respectively, at cost	(50,689)	(8,880)
Retained earnings	195,672	146,251
Accumulated other comprehensive loss	(87,315)	(85,752)
Total shareholders' equity	281,499	283,266
Total liabilities and shareholders' equity	$596,047	$559,519

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2019	2018	2019	2018

Net sales	$222,241	$220,602	$440,538	$446,532
Costs and expenses:
Cost of goods sold	165,414	153,184	322,858	311,145
Selling, general and administrative	27,522	35,256	63,110	72,517
Gain on disposal of non-core products, net	(33,921)	-	(33,599)	-
Design and development	14,040	12,981	27,284	26,842
Operating income	49,186	19,181	60,885	36,028
Interest expense, net	1,001	1,170	2,004	2,524
Equity in earnings of investee	(548)	(665)	(912)	(1,186)
Other income, net	(97)	(264)	(529)	(863)
Income before income taxes	48,830	18,940	60,322	35,553
Provision for income taxes	9,066	3,820	10,901	7,053
Net income	$39,764	$15,120	$49,421	$28,500
Earnings per share:
Basic	$1.43	$0.53	$1.75	$1.01
Diluted	$1.41	$0.52	$1.72	$0.99
Weighted-average shares outstanding:
Basic	27,887	28,449	28,208	28,349
Diluted	28,294	28,978	28,716	28,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018

Net income	$39,764	$15,120	$49,421	$28,500

Other comprehensive (loss) income, net of tax:
Foreign currency translation	2,311	(17,421)	(1,493)	(13,527)
Unrealized (loss) gain on derivatives (1)	(112)	(159)	(70)	636
Other comprehensive (loss) income, net of tax	2,199	(17,580)	(1,563)	(12,891)

Comprehensive income (loss)	$41,963	$(2,460)	$47,858	$15,609

(1)	Net of tax benefit of $(30) and $(41) for the three months ended June 30, 2019 and 2018, respectively. Net of tax expense (benefit) of $(19) and $171 for the six months ended June 30, 2019 and 2018, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six months ended June 30, (in thousands)	2019	2018

OPERATING ACTIVITIES:
Net income	$49,421	$28,500
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	11,819	11,535
Amortization, including accretion and write-off of deferred financing costs	3,464	3,503
Deferred income taxes	3,804	1,765
Earnings of equity method investee	(912)	(1,186)
Gain on sale of fixed assets	(26)	(18)
Share-based compensation expense	3,594	2,838
Tax benefit related to share-based compensation expense	(752)	(879)
Gain on disposal of non-core products, net	(33,599)	-
Change in fair value of earn-out contingent consideration	921	1,417
Changes in operating assets and liabilities, net of effect of business combination:
Accounts receivable, net	(13,440)	(11,594)
Inventories, net	(21,798)	(10,610)
Prepaid expenses and other assets	(9,678)	(8,417)
Accounts payable	13,604	8,678
Accrued expenses and other liabilities	242	3,379
Net cash provided by operating activities	6,664	28,911

INVESTING ACTIVITIES:
Capital expenditures	(17,479)	(16,845)
Proceeds from sale of fixed assets	49	41
Insurance proceeds for fixed assets	-	1,403
Proceeds from disposal of non-core products	34,386	-
Investment in venture capital fund	(1,200)	-
Net cash provided by (used for) investing activities	15,756	(15,401)

FINANCING ACTIVITIES:
Revolving credit facility borrowings	55,000	26,500
Revolving credit facility payments	(47,500)	(37,500)
Proceeds from issuance of debt	55	273
Repayments of debt	(999)	(2,459)
Earn-out consideration cash payment	(3,394)	-
Other financing costs	(873)	-
Common Share repurchase program	(50,000)	-
Repurchase of Common Shares to satisfy employee tax withholding	(3,209)	(4,242)
Net cash used for financing activities	(50,920)	(17,428)

Effect of exchange rate changes on cash and cash equivalents	(1,089)	(3,120)
Net change in cash and cash equivalents	(29,589)	(7,038)
Cash and cash equivalents at beginning of period	81,092	66,003

Cash and cash equivalents at end of period	$51,503	$58,965

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,198	$2,679
Cash paid for income taxes, net	$7,100	$7,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Number of					Accumulated
	Common	Number of	Additional	Common		other	Total
	Shares	treasury	paid-in	Shares held	Retained	comprehensive	shareholders'
(in thousands)	outstanding	shares	capital	in treasury	earnings	loss	equity

BALANCE DECEMBER 31, 2017	28,180	786	$228,486	$(7,118)	$92,264	$(69,560)	$244,072
Net income	—	—	—	—	13,380	—	13,380
Unrealized gain on derivatives, net	—	—	—	—	—	795	795
Currency translation adjustments	—	—	—	—	—	3,894	3,894
Issuance of Common Shares	446	(446)	—	—	—	—	—
Repurchased Common Shares for treasury	(136)	136	—	(1,387)	—	—	(1,387)
Share-based compensation	—	—	(925)	—	—	—	(925)
Cumulative effect of an accounting change	—	—	—	—	(212)	—	(212)
BALANCE MARCH 31, 2018	28,490	476	$227,561	$(8,505)	$105,432	$(64,871)	$259,617

BALANCE , MARCH 31, 2018	28,490	476	$227,561	$(8,505)	$105,432	$(64,871)	$259,617
Net income	—	—	—	—	15,120	—	15,120
Unrealized gain on derivatives, net	—	—	—	—	—	(159)	(159)
Currency translation adjustments	—	—	—	—	—	(17,421)	(17,421)
Issuance of Common Shares	11	(11)	—	—	—	—	—
Repurchased Common Shares for treasury	(18)	18	—	(406)	—	—	(406)
Tax benefit from share based compensation transactions	—	—	—	—	—	—	—
Share-based compensation	—	—	1,295	—	—	—	1,295
BALANCE JUNE 30, 2018	28,483	483	$228,856	$(8,911)	$120,552	$(82,451)	$258,046

BALANCE DECEMBER 31, 2018	28,488	478	$231,647	$(8,880)	$146,251	$(85,752)	$283,266
Net income	—	—	—	—	9,657	—	9,657
Unrealized gain on derivatives, net	—	—	—	—	—	42	42
Currency translation adjustments	—	—	—	—	—	(3,804)	(3,804)
Issuance of Common Shares	305	(305)	—	—	—	—	—
Repurchased Common Shares for treasury	(98)	98	—	(1,883)	—	—	(1,883)
Share-based compensation	—	—	480	—	—	—	480
BALANCE MARCH 31, 2019	28,695	271	$232,127	$(10,763)	$155,908	$(89,514)	$287,758

BALANCE MARCH 31, 2019	28,695	271	$232,127	$(10,763)	$155,908	$(89,514)	$287,758
Net income	—	—	—	—	39,764	—	39,764
Unrealized gain on derivatives, net	—	—	—	—	—	(112)	(112)
Currency translation adjustments	—	—	—	—	—	2,311	2,311
Issuance of Common Shares	31	(31)	—	—	—	—	—
Repurchased Common Shares for treasury	(9)	9	—	74	—	—	74
Common Share repurchase program	(1,350)	1,350	(10,000)	(40,000)	—	—	(50,000)
Share-based compensation	—	—	1,704	—	—	—	1,704
BALANCE JUNE 30, 2019	27,367	1,599	$223,831	$(50,689)	$195,672	$(87,315)	$281,499

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Stoneridge, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s 2018 Form 10K.

The Company’s investment in Minda Stoneridge Instruments Ltd. (“MSIL”) for the three and six months ended June 30, 2019 and 2018 has been determined to be an unconsolidated entity, and therefore is accounted for under the equity method of accounting based on the Company’s 49% ownership in MSIL.

(2) Recently Issued Accounting Standards

Recently Adopted Accounting Standards

In January 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This guidance gives entities the option to reclassify to retained earnings the tax effects resulting from the enactment of Tax Cuts and Jobs Act related to items in accumulated other comprehensive income (“AOCI”) that the FASB refers to as having been stranded in AOCI. The new guidance was effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Company adopted this standard on January 1, 2019, which did not have a material impact on its condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which requires that a lessee recognize assets and liabilities on the balance sheet for all leases with a lease term of more than twelve months, with the result being the recognition of a right of use asset and a lease liability. The new standard was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company adopted this standard as of January 1, 2019 using the modified retrospective approach and elected the transition option to use the effective date January 1, 2019, as the date of initial application. The Company did not adjust its comparative period financial statements for effects of the ASU 2016-02, or make the new required lease disclosures for periods before the effective date. The Company recognized its cumulative effect transition adjustment as of the effective date. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard. The impact of the adoption resulted in the recognition of right-of-use (“ROU”) assets and lease liabilities on the condensed consolidated balance sheet of $20,618 and $20,856, respectively, as of January 1, 2019. The standard did not have a material impact on the Company’s condensed consolidated results of operations and cash flows upon adoption.

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

The following tables disaggregate our revenue by reportable segment and geographical location(1) for the periods ended June 30, 2019 and 2018:

	Control Devices		Electronics		PST		Consolidated
Three months ended June 30	2019	2018	2019	2018	2019	2018	2019	2018
Net Sales:
North America	$98,066	$98,564	$25,227	$22,321	$-	$-	$123,293	$120,885
South America	-	-	-	-	16,614	20,333	16,614	20,333
Europe	5,456	3,669	64,798	67,411	-	-	70,254	71,080
Asia Pacific	10,545	7,723	1,535	581	-	-	12,080	8,304
Total net sales	$114,067	$109,956	$91,560	$90,313	$16,614	$20,333	$222,241	$220,602

	Control Devices		Electronics		PST		Consolidated
Six months ended June 30	2019	2018	2019	2018	2019	2018	2019	2018
Net Sales:
North America	$194,786	$203,007	$47,874	$42,307	$-	$-	$242,660	$245,314
South America	-	-	-	-	33,946	40,878	33,946	40,878
Europe	9,868	6,560	131,740	135,955	-	-	141,608	142,515
Asia Pacific	19,532	15,746	2,792	2,079	-	-	22,324	17,825
Total net sales	$224,186	$225,313	$182,406	$180,341	$33,946	$40,878	$440,538	$446,532
(1)	Company sales based on geographic location are where the sale originates not where the customer is located.

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

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Contract Balances

The Company had no material contract assets, contract liabilities or capitalized contract acquisition costs as of June 30, 2019 and December 31, 2018.

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

	June 30,	December 31,
	2019	2018
Raw materials	$60,951	$54,382
Work-in-progress	5,447	4,710
Finished goods	34,353	20,186
Total inventories, net	$100,751	$79,278

Inventory valued using the FIFO method was $85,263 and $64,745 at June 30, 2019 and December 31, 2018, respectively. Inventory valued using the average cost method was $15,488 and $14,533 at June 30, 2019 and December 31, 2018, respectively.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Derivative Instruments and Hedging Activities

On June 30, 2019, the Company had open foreign currency forward contracts which are used solely for hedging and not for speculative purposes. Management believes that its use of these instruments to reduce risk is in the Company’s best interest. The counterparties to these financial instruments are financial institutions with investment grade credit ratings.

Foreign Currency Exchange Rate Risk

The Company conducts business internationally and therefore is exposed to foreign currency exchange rate risk. The Company uses derivative financial instruments as cash flow and fair value hedges to manage its exposure to fluctuations in foreign currency exchange rates by reducing the effect of such fluctuations on foreign currency denominated intercompany transactions, inventory purchases and other foreign currency exposures. The Company hedged the Mexican peso currency during the first six months of 2019 and, during 2018, the Company hedged the euro and Mexican peso currencies. In addition, the Company hedged the U.S. dollar against the Swedish krona and euro on behalf of its European subsidiaries in 2018.

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

The Company’s foreign currency forward contracts offset a portion of the gains and losses on the underlying foreign currency denominated transactions as follows:

Euro-denominated Foreign Currency Forward Contract

At June 30, 2019 and December 31, 2018, there were no foreign currency forward contracts entered into as the contract was settled in December 2018. The euro-denominated foreign currency forward contract was not designated as a hedging instrument. The Company recognized a gain of $62 and $42, respectively, for the three and six months ended June 30, 2018 in the condensed consolidated statements of operations as a component of other income, net related to the euro-denominated contract.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

U.S. dollar-denominated Foreign Currency Forward Contracts – Cash Flow Hedges

The Company entered into on behalf of one of its European Electronics subsidiaries, whose functional currency is the Swedish krona, U.S. dollar-denominated currency contracts which expired ratably on a monthly basis from February 2018 through December 2018. There were no such contracts at June 30, 2019 or December 31, 2018.

The Company entered into on behalf of one of its European Electronics subsidiaries, whose functional currency is the euro, U.S. dollar-denominated currency contracts which expired ratably on a monthly basis from February 2018 through December 2018. There were no such contracts at June 30, 2019 or December 31, 2018.

Mexican Peso-denominated Foreign Currency Forward Contracts – Cash Flow Hedge

The Company holds Mexican peso-denominated foreign currency forward contracts with notional amounts at June 30, 2019 of $2,953 which expire ratably on a monthly basis from July 2019 through December 2019, compared to a notional amount of $9,017 at December 31, 2018.

The Company evaluated the effectiveness of the Mexican peso-denominated foreign currency forward contracts held as of June 30, 2019 and December 31, 2018 and concluded that the hedges were highly effective.

The notional amounts and fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

			Prepaid expenses		Accrued expenses and
	Notional amounts (A)		and other current assets		other current liabilities
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2019	2018	2019	2018	2019	2018
Derivatives designated as hedging instruments:
Cash flow hedges:
Forward currency contracts	$2,953	$9,017	$281	$370	$-	$-

(A)	Notional amounts represent the gross contract of the derivatives outstanding in U.S. dollars.

Gross amounts recorded for the cash flow hedges in other comprehensive income (loss) and in net income for the three months ended June 30 are as follows:

			Gain reclassified from
	Gain recorded in other		other comprehensive income
	comprehensive income (loss)		(loss) into net income (A)
	2019	2018	2019	2018
Derivatives designated as cash flow hedges:
Forward currency contracts	$157	$24	$299	$224

Gross amounts recorded for the cash flow hedges in other comprehensive income (loss) and in net income for the six months ended June 30 are as follows:

			Gains reclassified from
	Gain recorded in other		other comprehensive income
	comprehensive income (loss)		(loss) into net income (A)
	2019	2018	2019	2018
Derivatives designated as cash flow hedges:
Forward currency contracts	$426	$1,182	$515	$375

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(A)	Gains reclassified from other comprehensive income (loss) into net income were recognized in cost of goods sold (“COGS”) in the Company’s condensed consolidated statements of operations.

The net deferred gain of $281 on the cash flow hedge derivatives will be reclassified from other comprehensive income (loss) to the condensed consolidated statements of operations through December 2019.

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

				June 30,	December 31,
		2019			2018
		Fair values estimated using
		Level 1	Level 2	Level 3
	Fair value	inputs	inputs	inputs	Fair value
Financial assets carried at fair value:
Forward currency contracts	$281	$-	$281	$-	$370
Total financial assets carried at fair value	$281	$-	$281	$-	$370

Financial liabilities carried at fair value:
Earn-out consideration	$11,057	$-	$-	$11,057	$18,672
Total financial liabilities carried at fair value	$11,057	$-	$-	$11,057	$18,672

The following table sets forth a summary of the change in fair value of the Company’s Level 3 financial liabilities related to earn-out consideration that are measured at fair value on a recurring basis.

	Orlaco	PST	Total
Balance at December 31, 2018	$8,602	$10,070	$18,672
Change in fair value	-	921	921
Foreign currency adjustments	(128)	66	(62)
Earn-out consideration cash payment	(8,474)	-	(8,474)
Balance at June 30, 2019	$-	$11,057	$11,057

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Orlaco	PST	Total
Balance at December 31, 2017	$8,637	$12,109	$20,746
Change in fair value	369	1,048	1,417
Foreign currency adjustments	(244)	(1,873)	(2,117)
Balance at June 30, 2018	$8,762	$11,284	$20,046

The Company will be required to pay the PST earn-out consideration, which is not capped, based on PST’s financial performance in either 2020 or 2021. The fair value of the PST earn-out consideration is based on discounted cash flows utilizing forecasted EBITDA in 2020 and 2021 using the key inputs of forecasted sales and expected operating income reduced by the market required rate of return. The earn-out consideration obligation related to PST is recorded within other long-term liabilities in the condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018. The fair value of the Orlaco earn-out consideration was based on a Monte Carlo simulation utilizing forecasted earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the 2017 and 2018 earn-out period as well as a growth rate reduced by the market required rate of return. The earn-out consideration obligation related to Orlaco was recorded within other current liabilities in the consolidated balance sheet as of December 31, 2018. The change in fair value of the earn-out considerations are recorded within selling, general and administrative (“SG&A”) expense in the condensed consolidated statements of operations for the three and six months ended June 30, 2019 and 2018.

The earn-out consideration obligation related to Orlaco of $8,474 was paid in March 2019 and recorded in the condensed consolidated statement of cash flows within operating and financing activities in the amounts of $5,080 and $3,394, respectively, for the six months ended June 30, 2019.

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

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the six months ended June 30, 2019.

(6) Share-Based Compensation

Compensation expense for share-based compensation arrangements, which is recognized in the condensed consolidated statements of operations as a component of SG&A expenses, was $2,046 and $1,434 for the three months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019 total share-based compensation was $3,594 compared to $2,838 for the six months ended June 30, 2018. The three and six months ended June 30, 2019 included accelerated expense associated with the retirement of eligible employees of $503, respectively. The three and six months ended June 30, 2018 also included income for forfeiture of certain grants associated with employee resignations.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(7) Debt

Debt consisted of the following at June 30, 2019 and December 31, 2018:

	June 30,	December 31,	Interest rates at
	2019	2018	June 30, 2019	Maturity
Revolving Credit Facility
Credit Facility	$103,500	$96,000	3.28% - 3.45%	June 2024

Debt
PST short-term obligations	322	989	6.00%	December 2019
PST long-term notes	1,279	1,527	7.00%	November 2021
Total debt	1,601	2,516
Less: current portion	(869)	(1,533)
Total long-term debt, net	$732	$983

Revolving Credit Facility

On September 12, 2014, the Company entered into a Third Amended and Restated Credit Agreement (the “Amended Agreement”). The Amended Agreement provided for a $300,000 revolving credit facility, which replaced the Company’s $100,000 asset-based credit facility and included a letter of credit subfacility, swing line subfacility and multicurrency subfacility.

On June 5, 2019, the Company entered into the Fourth Amended and Restated Credit Agreement (the “2019 Credit Facility”). The 2019 Credit Facility provides for a $400,000 senior secured revolving credit facility and it replaced and superseded the Amended Agreement. The 2019 Credit Facility has an accordion feature which allows the Company to increase the availability by up to $150,000 upon the satisfaction of certain conditions and includes a letter of credit subfacility, swing line subfacility and multicurrency subfacility. The 2019 Credit Facility has a termination date of June 5, 2024. In the second quarter of 2019, the Company capitalized $1,183 of deferred financing costs as a result of entering into the 2019 Credit Facility. In connection with the 2019 Credit Facility, the Company wrote off a portion of the previously recorded deferred financing costs of $275 in interest expense, net during the three months ended June 30, 2019. Borrowings under the 2019 Credit Facility bear interest at either the Base Rate or the LIBOR rate, at the Company’s option, plus the applicable margin as set forth in the 2019 Credit Facility. The 2019 Credit Facility contains certain financial covenants that require the Company to maintain less than a maximum leverage ratio and more than a minimum interest coverage ratio.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The 2019 Credit Facility contains customary affirmative covenants and representations. The 2019 Credit Facility also contains customary negative covenants, which, among other things, are subject to certain exceptions, including restrictions on (i) indebtedness, (ii) liens, (iii) liquidations, mergers, consolidations and acquisitions, (iv) disposition of assets or subsidiaries, (v) affiliate transactions, (vi) creation or ownership of certain subsidiaries, partnerships and joint ventures, (vii) continuation of or change in business, (viii) restricted payments, (ix) prepayment of subordinated and junior lien indebtedness, (x) restrictions in agreements on dividends, intercompany loans and granting liens on the collateral, (xi) loans and investments, (xii) sale and leaseback transactions, (xiii) changes in organizational documents and fiscal year and (xiv) transactions with respect to bonding subsidiaries. The 2019 Credit Facility contains customary events of default, subject to customary thresholds and exceptions, including, among other things, (i) non-payment of principal and non-payment of interest and fees, (ii) a material inaccuracy of a representation or warranty at the time made, (iii) a failure to comply with any covenant, subject to customary grace periods in the case of certain affirmative covenants, (iv) cross default of other debt, final judgments and other adverse orders in excess of $30,000, (v) any loan document shall cease to be a legal, valid and binding agreement, (vi) certain uninsured losses or proceedings against assets with a value in excess of $30,000, (vii) ERISA events, (viii) a change of control, or (ix) bankruptcy or insolvency proceedings.

Borrowings outstanding on the 2019 Credit Facility and the Amended Agreement as applicable, were $103,500 and $96,000 at June 30, 2019 and December 31, 2018, respectively.

The Company was in compliance with all credit facility covenants at June 30, 2019 and December 31, 2018.

The Company also has outstanding letters of credit of $1,815 at both June 30, 2019 and December 31, 2018.

Debt

PST maintains short-term obligations and long-term notes used for working capital purposes which have fixed or variable interest rates. The weighted-average interest rates of short term and long-term debt of PST at June 30, 2019 was 6.0% and 7.0%. Depending on the specific note, interest is payable either monthly or annually. Principal repayments on PST debt at June 30, 2019 are as follows: $869 from July 2019 through June 2020, $258 from July 2020 through December 2020 and $474 in 2021.

The Company’s wholly-owned subsidiary located in Stockholm, Sweden, has an overdraft credit line which allows overdrafts on the subsidiary’s bank account up to a maximum level of 20,000 Swedish krona, or $2,155 and $2,259, at June 30, 2019 and December 31, 2018, respectively. At June 30, 2019 and December 31, 2018, there was no balance outstanding on this overdraft credit line.

The Company’s wholly-owned subsidiary located in Suzhou, China, has two credit lines which allow up to a maximum borrowing level of 60,000 Chinese yuan, or $8,740 at June 30, 2019. At June 30, 2019 and December 31, 2018, there was no balance outstanding on these credit lines.

The Company was in compliance with all debt covenants at June 30, 2019 and December 31, 2018.

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

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The components of lease expense are as follows:

Three months ended	June 30, 2019
Operating lease cost	$1,433
Short-term lease cost	142
Variable lease cost	84
Total lease cost	$1,659

Balance Sheet information related to leases is as follows:

As of June 30, 2019
Assets:
Operating lease right-of-use assets	$18,970

Liabilities:
Operating lease current liability, included in other current liabilities	4,576
Operating lease long-term liability	14,565
Total leased liabilities	$19,141

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Maturities of operating lease liabilities are as follows:

As of June 30, 2019
Year ending December 31,
2019 (1)	$2,662
2020	4,767
2021	4,133
2022	3,178
2023	3,148
Thereafter	4,422
Total future minimum lease payments	$22,310
Less: imputed interest	(3,169)
Total lease liabilities	$19,141

(1) For the remaining six months

Weighted-average remaining lease term and discount rate is as follows:

As of June 30, 2019
Weighted-average remaining lease term (in years)
Operating leases	5.16
Weighted-average discount rate
Operating leases	5.78%

Other information:

Six months ended	June 30, 2019
Operating cash flows:
Cash paid related to operating lease obligations	$2,212
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$243

(9) Earnings Per Share

Basic earnings per share was computed by dividing net income by the weighted-average number of Common Shares outstanding for each respective period. Diluted earnings per share was calculated by dividing net income by the weighted-average of all potentially dilutive Common Shares that were outstanding during the periods presented.

Weighted-average Common Shares outstanding used in calculating basic and diluted earnings per share were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Basic weighted-average Common Shares outstanding	27,887,157	28,449,303	28,208,229	28,349,362
Effect of dilutive shares	406,390	528,444	507,496	557,995
Diluted weighted-average Common Shares outstanding	28,293,547	28,977,747	28,715,725	28,907,357

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

There were 662,509 and 614,670 performance-based right to receive Common Shares outstanding at June 30, 2019 and 2018, respectively. The right to receive Common Shares are included in the computation of diluted earnings per share based on the number of Common Shares that would be issuable if the end of the quarter were the end of the contingency period.

(10)  Equity and Accumulated Other Comprehensive Loss

Common Share Repurchase

On October 26, 2018, the Company’s Board of Directors authorized the Company to repurchase up to $50,000 of Common Shares. Thereafter, on May 7, 2019, the Company entered into a Master Confirmation (the “Master Confirmation”) and a Supplemental Confirmation, together with the Master Confirmation, the Accelerated Share Repurchase Agreement (“ASR Agreement”), with Citibank N.A. (the “Bank”) to purchase Company Common Shares for a payment of $50,000 (the “Prepayment Amount”). Under the terms of the ASR Agreement, on May 7, 2019, the Company paid the Prepayment Amount to the Bank and received on May 8, 2019 an initial delivery of 1,349,528 Company Common Shares, which is approximately 80% of the total number of Company Common Shares expected to be repurchased under the ASR Agreement based on the closing price of the Company’s Common Shares on May 7, 2019. These Common Shares became treasury shares and were recorded as a $40,000 reduction to shareholder’s equity. The remaining $10,000 of the Prepayment Amount was recorded as a reduction to shareholders’ equity as an unsettled forward contract indexed to our Common Shares. The Company excluded the potential share impact of the remaining shares from the computation of diluted earnings per share as these Common Shares are anti-dilutive.

At final settlement, the Bank may be required to deliver additional Common Shares to the Company, or, under certain circumstances, the Company may be required to deliver Common Shares or may elect to make a cash payment to the Bank, based generally on the average of the daily volume-weighted average prices of the Company’s Common Shares during a term set forth in the ASR Agreement. The ASR Agreement contains provisions customary for agreements of this type, including provisions for adjustments to the transaction terms, the circumstances generally under which the ASR Agreement may be accelerated, extended or terminated early by the Bank and various acknowledgments, representations and warranties made by the parties to one another. The ASR Agreement expires on May 8, 2020.

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss for the three months ended June 30, 2019 and 2018 were as follows:

	Foreign	Unrealized
	currency	gain (loss)
	translation	on derivatives	Total
Balance at April 1, 2019	$(89,848)	$334	$(89,514)
Other comprehensive income before reclassifications	2,311	123	2,434
Amounts reclassified from accumulated other comprehensive loss	-	(235)	(235)
Net other comprehensive (loss) income, net of tax	2,311	(112)	2,199
Balance at June 30, 2019	$(87,537)	$222	$(87,315)

Balance at April 1, 2018	$(65,523)	$652	$(64,871)
Other comprehensive (loss) income before reclassifications	(17,421)	19	(17,402)
Amounts reclassified from accumulated other comprehensive loss	-	(178)	(178)
Net other comprehensive (loss) income, net of tax	(17,421)	(159)	(17,580)
Balance at June 30, 2018	$(82,944)	$493	$(82,451)

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Changes in accumulated other comprehensive loss for the six months ended June 30, 2019 and 2018 were as follows:

	Foreign	Unrealized
	currency	gain (loss)
	translation	on derivatives	Total
Balance at January 1, 2019	$(86,044)	$292	$(85,752)
Other comprehensive (loss) income before reclassifications	(1,493)	336	(1,157)
Amounts reclassified from accumulated other comprehensive loss	-	(406)	(406)
Net other comprehensive (loss) income, net of tax	(1,493)	(70)	(1,563)
Balance at June 30, 2019	(87,537)	$222	$(87,315)

Balance at January 1, 2018	$(69,417)	$(143)	$(69,560)
Other comprehensive (loss) income before reclassifications	(13,527)	933	(12,594)
Amounts reclassified from accumulated other comprehensive loss	-	(297)	(297)
Net other comprehensive (loss) income, net of tax	(13,527)	636	(12,891)
Balance at June 30, 2018	$(82,944)	$493	$(82,451)

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

As a result of environmental studies performed at the Company’s former facility located in Sarasota, Florida, the Company became aware of soil and groundwater contamination at the site and engaged an environmental engineering consultant to develop a remediation and monitoring plan for the site. Soil remediation at the site was completed during the year ended December 31, 2010. A remedial action plan was approved by the Florida Department of Environmental Protection and groundwater remediation began in the fourth quarter of 2015. During the three and six months ended June 30, 2019 and 2018, environmental remediation costs incurred were immaterial. At June 30, 2019 and December 31, 2018, the Company accrued a remaining undiscounted liability of $85 and $111, respectively, related to future remediation costs which were recorded as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheets. Costs associated with the recorded liability will be incurred to complete the groundwater remediation, with the balance relating to monitoring costs to be incurred over multiple years. The recorded liability is based on assumptions in the remedial action plan. Although the Company sold the Sarasota facility and related property in December 2011, the liability to remediate the site contamination remains the responsibility of the Company. Due to the ongoing site remediation, the Company is currently required to maintain a $1,489 letter of credit for the benefit of the buyer.

The Company’s PST subsidiary has civil, labor and other non-income tax contingencies for which the likelihood of loss is deemed to be reasonably possible, but not probable, by the Company’s legal advisors in Brazil. As a result, no provision has been recorded with respect to these contingencies, which amounted to R$19,100 ($5,000) and R$29,700 ($7,600) at June 30, 2019 and December 31, 2018, respectively. An unfavorable outcome on these contingencies could result in significant cost to the Company and adversely affect its results of operations.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Loss recoveries related to the damage of inventory and incremental costs included in costs of sales were not significant for the three months and six months ended June 30, 2019 and 2018, respectively. There were no loss recoveries and insurance gain contingencies recognized in the three and six months ended June 30, 2019 and 2018 related to the damage of property, plant and equipment included within SG&A expense. As of December 31, 2017, the Company had confirmation of the open insurance claim and recorded a receivable of $1,644. The cash payment was subsequently collected in January 2018. Cash proceeds related to the damage of inventory and incremental costs were $241 for the six months ended June 30, 2018 and are included in cash flows from operating activities. Cash proceeds related to the damage of property, plant and equipment of $1,403 for the six months ended June 30, 2018, were included in cash flows from investing activities. There were no cash proceeds received during the six months ended June 30, 2019.

Product Warranty and Recall

Amounts accrued for product warranty and recall claims are established based on the Company’s best estimate of the amounts necessary to settle existing and future claims on products sold as of the balance sheet dates. These accruals are based on several factors including past experience, production changes, industry developments and various other considerations including insurance coverage. The Company can provide no assurances that it will not experience material claims or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued or beyond what the Company may recover from its suppliers. The current portion of product warranty and recall is included as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheets. Product warranty and recall included $3,132 and $3,283 of a long-term liability at June 30, 2019 and December 31, 2018, respectively, which is included as a component of other long-term liabilities in the condensed consolidated balance sheets.

The following provides a reconciliation of changes in product warranty and recall liability:

Six months ended June 30,	2019	2018
Product warranty and recall at beginning of period	$10,494	$9,979
Accruals for warranties established during period	3,506	2,791
Aggregate changes in pre-existing liabilities due to claim developments	1,687	1,569
Settlements made during the period	(4,442)	(2,876)
Foreign currency translation	(189)	(525)
Product warranty and recall at end of period	$11,056	$10,938

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Brazilian Indirect Tax

In March 2017, the Supreme Court of Brazil issued a decision concluding that a certain state value added tax should not be included in the calculation of federal gross receipts taxes. The decision reduced PST’s gross receipts tax prospectively and, potentially, retrospectively. In April 2019, the Company received judicial notification that the Superior Judicial Court of Brazil rendered a favorable decision on PST’s case granting the Company the right to recover, through offset of federal tax liabilities, amounts collected by the government from June 2010 to February 2017. Based on the Company’s determination that these tax credits will be used prior to expiration, we recorded a pre-tax benefit of $6,473 as a reduction to SG&A expense which is inclusive of related interest income of $2,392, net of applicable professional fees of $990 in the three and six months ended June 30, 2019. Timing of realization of these recoveries is dependent upon the timing of administrative approvals and generation of federal tax liabilities eligible for offset.

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

The Company recognized expense of $3,443 and $5,668, respectively, for the three and six months ended June 30, 2019 as a result of these actions for employee termination benefits and other restructuring related costs. For the three months ended June 30, 2019 severance and other restructuring related costs of $2,354, $280 and $809 were recognized in COGS, SG&A and D&D, respectively, in the condensed consolidated statement of operations.  For the six months ended June 30, 2019 severance and other related restructuring costs of $3,606, $475 and $1,587 were recognized in COGS, SG&A and D&D, respectively, in the condensed consolidated statement of operations. The estimated additional cost of the Canton Facility restructuring plan, that will impact the Control Devices segment, is between $2,700 and $3,900 and will be incurred through 2020.

The expenses for the 2019 Canton Restructuring that relate to the Control Devices reportable segment include the following:

	Accrual as of	2019 Charge	Utilization		Accrual as of
	January 1, 2019	to Expense	Cash	Non-Cash	June 30, 2019
Employee termination benefits	$-	$4,603	$(459)	$-	$4,144
Other related costs	-	1,065	(1,065)	-	-
Total	$-	$5,668	$(1,524)	$-	$4,144

In the fourth quarter of 2018, the Company undertook restructuring actions for the Electronics segment affecting the European Aftermarket business and China operations.  The Company recognized expense of $96 and $312, respectively, for the three and six months ended June 30, 2019 as a result of these actions for severance, contract termination costs, accelerated depreciation of fixed assets and other related costs.  Electronics segment restructuring costs were recognized in SG&A in the condensed consolidated statement of operations for the three and six months ended June 30, 2019. The Company expects to incur approximately $760 of additional restructuring costs related to these actions through 2020.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The expenses for the 2019 restructuring activities that relate to the Electronics reportable segment include the following:

	Accrual as of	2019 Charge	Utilization		Accrual as of
	January 1, 2019	to Expense	Cash	Non-Cash	June 30, 2019
Employee termination benefits	$520	$(30)	$(441)	$3	$52
Accelerated depreciation	-	195	-	(195)	-
Contract termination costs	17	27	(44)	-	-
Other related costs	119	120	(239)	-	-
Total	$656	$312	$(724)	$(192)	$52

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

Business realignment charges by reportable segment were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Control Devices (A)	$27	$128	$549	$128
Electronics (B)	-	295	-	295
PST (C)	-	97	-	319
Unallocated Corporate (D)	-	-	613	-
Total business realignment charges	$27	$520	$1,162	$742
(A)	Severance costs for the three months ended June 30, 2019 related to COGS were $27. Severance costs for the six months ended June 30, 2019 related to SG&A, D&D and COGS were $512, $10 and $27, respectively. Severance costs for the three and six months ended June 30, 2018 related to D&D were $128.
(B)	Severance costs for the three and six months ended June 30, 2018 related to SG&A were $295.
(C)	Severance costs for the three and six months ended June 30, 2018 related to SG&A were $71 and $293, respectively. Severance costs for the three and six months ended June 30, 2018 related to COGS were $26.
(D)	Severance costs for the six months ended June 30, 2019 related to SG&A were $613.

Business realignment charges classified by statement of operations line item were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Cost of goods sold	$27	$26	$27	$26
Selling, general and administrative	-	366	1,125	588
Design and development	-	128	10	128
Total business realignment charges	$27	$520	$1,162	$742

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(13) Income Taxes

The Company recognized income tax expense of $9,066 and $3,820 for U.S. federal, state and foreign income taxes for the three months ended June 30, 2019 and 2018, respectively. The increase in income tax expense for the three months ended June 30, 2019 compared to the same period for 2018 was primarily related to the sale of Non-core Products on April 1, 2019. The effective tax rate decreased to 18.6% in the second quarter of 2019 from 20.2% in the second quarter of 2018 primarily due to the impact of certain tax incentives, which did not impact the second quarter of 2018.

The Company recognized income tax expense of $10,901 and $7,053 for U.S. federal, state and foreign income taxes for the six months ended June 30, 2019 and 2018, respectively. The increase in income tax expense for the six months ended June 30, 2019 compared to the same period for 2018 was primarily related to the sale of Non-core Products on April 1, 2019. The effective tax rate decreased to 18.1% in the first half of 2019 from 19.8% in the first half of 2018 due to the impact of certain tax incentives, which did not impact the first half of 2018.

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

The accounting policies of the Company’s reportable segments are the same as those described in Note 2, “Summary of Significant Accounting Policies” of the Company’s 2018 Form 10K. The Company’s management evaluates the performance of its reportable segments based primarily on revenues from external customers, capital expenditures and operating income. Inter-segment sales are accounted for on terms similar to those to third parties and are eliminated upon consolidation.

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

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of financial information by reportable segment is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Net Sales:
Control Devices	$114,067	$109,956	$224,186	$225,313
Inter-segment sales	2,078	2,481	3,939	4,662
Control Devices net sales	116,145	112,437	228,125	229,975
Electronics (D)	91,560	90,313	182,406	180,341
Inter-segment sales	10,325	9,771	19,047	20,243
Electronics net sales	101,885	100,084	201,453	200,584
PST	16,614	20,333	33,946	40,878
Inter-segment sales	-	-	6	2
PST net sales	16,614	20,333	33,952	40,880
Eliminations	(12,403)	(12,252)	(22,992)	(24,907)
Total net sales	$222,241	$220,602	$440,538	$446,532
Operating Income (Loss):
Control Devices	$44,367	$17,160	$56,315	$35,039
Electronics	7,555	8,276	16,586	16,156
PST	6,414	735	7,084	885
Unallocated Corporate (A)	(9,150)	(6,990)	(19,100)	(16,052)
Total operating income	$49,186	$19,181	$60,885	$36,028
Depreciation and Amortization:
Control Devices	$3,197	$2,897	$6,291	$5,692
Electronics	2,510	2,252	4,907	4,543
PST	1,695	1,740	3,220	4,245
Unallocated Corporate	216	199	429	396
Total depreciation and amortization (B)	$7,618	$7,088	$14,847	$14,876
Interest (Income) Expense, net:
Control Devices	$195	$18	$377	$37
Electronics	63	23	119	57
PST	(59)	194	49	532
Unallocated Corporate	802	935	1,459	1,898
Total interest expense, net	$1,001	$1,170	$2,004	$2,524
Capital Expenditures:
Control Devices	$4,042	$3,312	$7,534	$9,058
Electronics	3,356	1,394	7,094	4,167
PST	805	696	1,624	1,955
Unallocated Corporate(C)	592	938	1,227	1,665
Total capital expenditures	$8,795	$6,340	$17,479	$16,845

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	June 30,	December 31,
	2019	2018
Total Assets:
Control Devices	$189,725	$175,708
Electronics	277,961	265,838
PST	90,707	81,002
Corporate (C)	360,870	359,837
Eliminations	(323,216)	(322,866)
Total assets	$596,047	$559,519

The following tables present net sales and long-term assets for each of the geographic areas in which the Company operates:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Net Sales:
North America	$123,293	$120,885	$242,660	$245,314
South America	16,614	20,333	33,946	40,878
Europe and Other	82,334	79,384	163,932	160,340
Total net sales	$222,241	$220,602	$440,538	$446,532

	June 30,	December 31,
	2019	2018
Long-term Assets:
North America	$92,596	$86,763
South America	44,220	45,408
Europe and Other	123,142	107,171
Total long-term assets	$259,958	$239,342
(A)	Unallocated Corporate expenses include, among other items, accounting/finance, human resources, information technology and legal costs as well as share-based compensation.
(B)	These amounts represent depreciation and amortization on property, plant and equipment and certain intangible assets.
(C)	Assets located at Corporate consist primarily of cash, intercompany loan receivables, fixed assets for the corporate headquarter building, information technology assets, equity investments and investments in subsidiaries.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(15) Investments

Minda Stoneridge Instruments Ltd.

The Company has a 49% equity interest in Minda Stoneridge Instruments Ltd. (“MSIL”), a company based in India that manufactures electronics, instrumentation equipment and sensors primarily for the motorcycle, commercial vehicle and automotive markets. The investment is accounted for under the equity method of accounting. The Company’s investment in MSIL, recorded as a component of investments and other long-term assets, net on the condensed consolidated balance sheets, was $12,396 and $11,288 at June 30, 2019 and December 31, 2018, respectively. Equity in earnings of MSIL included in the condensed consolidated statements of operations was $548 and $665, for the three months ended June 30, 2019 and 2018, respectively. Equity in earnings of MSIL included in the condensed consolidated statements of operations was $912 and $1,186, for the six months ended June 30, 2019 and 2018, respectively.

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

PST has dividends payable to former noncontrolling interest holders of R$23,783 Brazilian real ($6,175) and R$23,204 Brazilian real ($5,980) as of June 30, 2019 and December 31, 2018, respectively. The dividends payable balance includes R$580 Brazilian real ($150) and R$419 Brazilian real ($108) in monetary correction for the six months ended June 30, 2019 and 2018, respectively. The dividend is payable on or before January 1, 2020, and is subject to monetary correction based on the Brazilian National Extended Consumer Price inflation index (“IPCA”). The dividend payable related to PST is recorded within other current liabilities on the condensed consolidated balance sheet.

Other Investments

In December 2018, the Company entered into an agreement to make a $10,000 investment in a fund managed by Autotech Ventures (“Autotech”), a venture capital firm focused on ground transportation technology which is accounted for in accordance with ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10)”. This investment does not have a readily determinable fair value and is measured at cost, less impairments, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. The Company’s $10,000 investment in the Autotech fund will be contributed over the expected ten-year life of the fund. The Company contributed $1,200 to the Autotech fund during the six months ended June 30, 2019. The Autotech investment recorded in investments and other long-term assets in the condensed consolidated balance sheets was $1,653 and $437 as of June 30, 2019 and December 31, 2018, respectively.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(16) Disposal of Non-Core Products

On April 1, 2019, the Company entered into an Asset Purchase Agreement (the “APA”) by and among the Company, the Company’s wholly owned subsidiary, Stoneridge Control Devices, Inc. (“SCD”), and Standard Motor Products, Inc. (“SMP”). On the same day pursuant to the APA, in exchange for $40,000 (subject to a post-closing inventory adjustment) and the assumption of certain liabilities, the Company and SCD sold to SMP, product lines and assets related to certain non-core switches and connectors (the “Non-core Products”). On April 1, 2019, the Company and SMP also entered into certain ancillary agreements, including a transition services agreement, a contract manufacturing agreement and a supply agreement, pursuant to which the Company will provide and be compensated for certain manufacturing, transitional, and administrative and support services to SMP on a short-term basis. The products related to the Non-core Products are currently manufactured in Juarez, Mexico and Canton, Massachusetts, and include ball switches, ignition switches, rotary switches, courtesy lamps, toggle switches, headlamp switches and other related components.

During the three months ended June 30, 2019 the Company’s Control Devices segment recognized net sales and costs of goods sold of $4,160 and $2,775, respectively, for the one-time sale of Non-core Product finished goods inventory and a gain on disposal of $33,921 for the sale of fixed assets, intellectual property and customer lists associated with the Non-core Products less transaction costs. During the three months ended March 31, 2019, the Company recognized transaction costs associated with the disposal of Control Devices’ Non-core Products of $322.

During the three months ended June 30, 2019, the Company received $675 for services provided pursuant to the transition services agreement which was recognized as a reduction in SG&A. The Company produced and sold Non-core finished goods inventory at cost to SMP of $9,054 pursuant to the contract manufacturing agreement which was recognized as both net sales and cost of goods sold.

Non-core Products net sales, including sales of $9,054 to SMP pursuant to the contract manufacturing agreement, and operating income was $13,214 and $3,373, for the three months ended June 30, 2019, respectively, and $11,249 and $2,317, for the three months ended June 30, 2018, respectively. Non-core Products net sales and operating income was $24,310 and $3,373, for the six months ended June 30, 2019, respectively, and $23,129 and $4,725, for the six months ended June 30, 2018, respectively.

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

Second Quarter Overview

The Company had net income of $39.8 million, or $1.41 per diluted share, for the three months ended June 30, 2019.

Net income of $39.8 million, or $1.41 per diluted share, for the three months ended June 30, 2019, increased by $24.7 million, or $0.89 per diluted share, from $15.1 million, or $0.52 per diluted share, for the three months ended June 30, 2018 due to the gain on disposal of Control Devices’ Non-core Products of $33.9 million, or $0.95 per diluted share, and the recovery of Brazilian indirect taxes of $6.5 million, or $0.20 per diluted share, offset by an increase in restructuring costs of $3.0 million, or $0.10 per diluted share, mostly related to our previously announced closure of our Canton facility (“Canton Restructuring”). Pursuant to the Company’s Common Share repurchase program, we purchased 1,349,528 outstanding Common Shares on May 8, 2019 which increased earnings per share by reducing 2019 diluted weighted-average shares outstanding.

Net sales increased by $1.6 million, or 0.7%, while our operating income increased by $30.0 million, or 156.4%.

Our Control Devices segment net sales increased by 3.7% primarily due to the one-time sale of Non-core Products and higher sales volume in our China automotive market which was offset by decreased sales volume in the North American automotive market due to certain program volume reductions. Segment gross margin decreased due to Canton Restructuring costs and higher material and warranty costs. Excluding the gain on disposal of Non-core Products, segment operating income decreased by 39.1% relative to the second quarter of 2018.

Our Electronics segment net sales increased by 1.4% primarily due to an increase in North American commercial vehicle and off-highway product sales. Segment gross margin decreased due to higher sales being offset by an unfavorable product mix and higher material costs for electronic components. Operating income for the segment decreased by 8.7% relative to the second quarter of 2018 due to lower gross margin.

Our PST segment net sales decreased by 18.3% due to lower volumes for our Argentina aftermarket channel, alarm and audio products as well as lower monitoring products and service revenues. This decrease was offset by favorable foreign currency translation and higher volumes for our OEM and factory authorized dealer installer products. Segment gross margin declined due to the reduction in sales partially offset by lower overhead costs.  Operating income increased compared to the second quarter of 2018 primarily due to lower SG&A expenses from the recovery of Brazilian indirect taxes of $6.5 million.

In the second quarter of 2019, SG&A expenses decreased by $7.7 million mostly due to PST’s recovery of Brazilian indirect taxes of $6.5 million and Control Devices transitional service cost reimbursement of $0.7 million associated with the disposal of its Non-core Products offset by an increase in restructuring and business realignment costs for the Canton Restructuring of $0.3 million and accelerated share-based compensation expense associated with a retirement of $0.5 million.

At June 30, 2019 and December 31, 2018, we had cash and cash equivalents balances of $51.5 million and $81.1 million, respectively. The decrease in cash and cash equivalents in the first half of 2019 was primarily due to the repurchase of our Common Shares and lower cash flows from operations as well as the cash payment of the Orlaco earn-out consideration which were offset by proceeds from the disposal of Non-core Products and net borrowings on the 2019 Credit Facility. At June 30, 2019 and December 31, 2018, we had $103.5 million and $96.0 million, respectively, in borrowings outstanding on the 2019 Credit Facility and the Amended Agreement, as applicable.

Outlook

The Company believes that focusing on products that address industry megatrends will have a positive impact on both our top-line growth and underlying margins.

The North American automotive market is expected to decrease slightly from 2018 to 16.6 million units in 2019. Based on our product mix, the Company expects sales volumes in our Control Devices segment to be consistent with the prior year.

The North American commercial vehicle market increased in 2018 and we expect it to increase slightly in 2019. We expect the European commercial vehicle market in 2019 to remain at approximately the same level with 2018.

Our PST segment revenues in the second quarter of 2019 decreased compared to the second quarter of 2018, mostly due to the lower volumes in most Brazilian served markets as well as the continued decline in the Argentinian economy. In July 2019, the International Monetary Fund (“IMF”) forecasted the Brazil gross domestic product to grow 0.8% in 2019 and 2.2% in 2020. We expect our served market channels to improve with improvements in the Brazilian economy. Our financial performance in our PST segment is also subject to uncertainty from movements in the Brazilian Real and Argentina Peso foreign currencies.

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

In January 2019, we committed to a restructuring plan that will result in the closure of our Canton, Massachusetts facility (“Canton Facility”) by the end of 2019 and the consolidation of manufacturing operations at that site into other Company locations (“Canton Restructuring”). This restructuring action will result in the closure of the Canton facility and the termination of the employment of Canton Facility employees.  The estimated costs for the Canton Restructuring include employee severance and termination costs, contract termination costs, professional fees, the non-cash write-off of impaired fixed assets and other related costs.  We recognized $3.4 million of expense as a result of these actions during the three months ended June 30, 2019. We expect to incur additional costs related to the Canton Restructuring of $2.7 million to $3.9 million through December 2020.

On April 1, 2019, the Company entered into an Asset Purchase Agreement (the “APA”) by and among the Company, the Company’s wholly owned subsidiary, Stoneridge Control Devices, Inc. (“SCD”), and Standard Motor Products, Inc. (“SMP”). On the same day pursuant to the APA, in exchange for $40.0 million (subject to a post-closing inventory adjustment) and the assumption of certain liabilities, the Company and SCD sold to SMP product lines and assets related to certain non-core switches and connectors (the “Non-core Products”). On April 1, 2019, the Company and SMP also entered into certain ancillary agreements, including a transition services agreement, a contract manufacturing agreement and a supply agreement, pursuant to which the Company will provide and be compensated for certain manufacturing, transitional, administrative and support services to SMP on a short-term basis. The products related to the Non-core Products are currently manufactured in Juarez, Mexico and Canton, Massachusetts, and include ball switches, ignition switches, rotary switches, courtesy lamps, toggle switches, headlamp switches and other related components. During the three months ended June 30, 2019 the Company’s Control Devices segment recognized net sales and costs of goods sold of $4.2 million and $2.8 million, respectively, for the one-time sale of finished goods inventory and a gain on disposal of $33.9 million for the sale of fixed assets, intellectual property and customer lists associated with the Non-core Products less transaction costs.

On October 26, 2018 the Company announced a Board approved repurchase program authorizing Stoneridge to repurchase up to $50.0 million of our Common Shares. Thereafter, on May 7, 2019 we announced that the Company had entered into an accelerated share repurchase agreement with Citibank N.A. to repurchase an aggregate of $50.0 million of our Common Shares. Pursuant to the accelerated share repurchase agreement in the second quarter of 2019 we made an upfront payment of $50.0 million and received an initial delivery of 1,349,528 Common Shares which became treasury shares and were recorded as a $40.0 million reduction to shareholder’ equity. The remaining $10.0 million of the initial payment was recorded as a reduction to shareholders’ equity as an unsettled forward contract indexed to our Common Shares. The number of shares to be ultimately purchased by the Company will be determined based on the volume weighted-average price of our Common Shares during the terms of the transaction, minus an agreed upon discount between the parties. The program is expected to be completed by May 8, 2020.

In March 2017, the Supreme Court of Brazil issued a decision concluding that a certain state value added tax should not be included in the calculation of federal gross receipts taxes. The decision reduced PST’s gross receipts tax prospectively and, potentially, retrospectively. In April 2019, the Company received judicial notification that the Superior Judicial Court of Brazil rendered a favorable decision on PST’s case granting the Company the right to recover, through offset of federal tax liabilities, amounts collected by the government from June 2010 to February 2017. Based on the Company’s determination that these tax credits will be used prior to expiration, we recorded a pre-tax benefit of $6.5 million as a reduction to SG&A expense which is inclusive of related interest income of $2.4 million, net of applicable professional fees of $1.0 million in the three and six months ended June 30, 2019. Timing of realization of these recoveries is dependent upon the timing of administrative approvals and generation of federal tax liabilities eligible for offset.

In the fourth quarter of 2018, we undertook business realignment actions for our Electronics segment affecting our European Aftermarket business and China operations.  For the three months ended June 30, 2019, we recognized expense of $0.1 million as a result of these actions for related costs and non-cash accelerated depreciation. We expect to incur additional costs related to the Electronics segment restructuring actions of $0.8 million through 2020.

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

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

					Dollar
					increase /
Three months ended June 30,	2019		2018		(decrease)
Net sales	$222,241	100.0%	$220,602	100.0%	$1,639
Costs and expenses:
Cost of goods sold	165,414	74.4	153,184	69.4	12,230
Selling, general and administrative	27,522	12.4	35,256	16.0	(7,734)
Gain on disposal of non-core products, net	(33,921)	(15.3)	-	-	(33,921)
Design and development	14,040	6.2	12,981	5.9	1,059
Operating income	49,186	22.3	19,181	8.7	30,005
Interest expense, net	1,001	0.5	1,170	0.5	(169)
Equity in earnings of investee	(548)	(0.2)	(665)	(0.3)	117
Other income, net	(97)	-	(264)	(0.1)	(167)
Income before income taxes	48,830	22.0	18,940	8.6	29,890
Provision for income taxes	9,066	4.1	3,820	1.7	5,246
Net income	$39,764	17.9%	$15,120	6.9%	$24,644

Net Sales. Net sales for our reportable segments, excluding inter-segment sales, are summarized in the following table (in thousands):

					Dollar
					increase /	Percent
Three months ended June 30,	2019		2018		(decrease)	increase
Control Devices	$114,067	51.3%	$109,956	49.9%	$4,111	3.7%
Electronics	91,560	41.2	90,313	40.9	1,247	1.4
PST	16,614	7.5	20,333	9.2	(3,719)	(18.3)
Total net sales	$222,241	100.0%	$220,602	100.0%	$1,639	0.7%

Our Control Devices segment net sales increased primarily due to the one-time sale of Non-core Product inventory of $4.2 million as well as an increase in sales volume in our China automotive of $3.1 million and European and North American commercial vehicle markets of $3.1 million and $0.6 million, respectively. This increase was partially offset by decreased sales volume in the North American automotive market of $3.3 million due to certain program volume reductions and unfavorable foreign currency translation of $0.5 million.

Our Electronics segment net sales increased slightly primarily due to an increase in sales volume in our North American commercial vehicle market of $2.4 million and increased sales of North American off-highway vehicle products of $0.7 million, respectively. This increase was mostly offset by a decrease in sales volume in our European commercial vehicle products of $1.7 million, an unfavorable foreign currency translation of $0.1 million and unfavorable pricing of $0.2 million on products nearing the end of product life.

Our PST segment net sales decreased due to lower volumes for our Argentina aftermarket channel, alarm and audio products as well as lower monitoring products and service revenues. This decrease was offset by favorable foreign currency translation that increased sales by $2.7 million and higher volumes for our OEM and factory authorized dealer installers products.

Net sales by geographic location are summarized in the following table (in thousands):

					Dollar
					increase /	Percent
Three months ended June 30,	2019		2018		(decrease)	increase
North America	$123,293	55.5%	$120,885	54.8%	$2,408	2.0%
South America	16,614	7.5	20,333	9.2	(3,719)	(18.3)
Europe and Other	82,334	37.0	79,384	36.0	2,950	3.7
Total net sales	$222,241	100.0%	$220,602	100.0%	$1,639	0.7%

The increase in North American net sales was primarily attributable to the one-time sale of Control Devices’ Non-core Product inventory of $4.2 million and increased sales volume in our Electronics segment North American commercial vehicle and off-highway markets of $2.4 million and $0.7 million, respectively, offset by a decrease in sales volume in our North American automotive market of $3.3 million resulting from certain program volume reductions. The decrease in net sales in South America was primarily due to lower volumes for our Argentina aftermarket channel, alarm and audio products as well as lower monitoring service revenues. This decrease was offset by favorable foreign currency translation that increased sales by $2.7 million and higher volumes for our OEM and factory authorized dealer installer products. The increase in net sales in Europe and Other was primarily due to an increase in sales volume in our China automotive market of $3.1 million as well as an increase in our commercial vehicle market of $1.1 million. This increase was partially offset by a decrease in sales volume in our European off-highway vehicle market of $0.8 million. Additionally, Europe and Other sales were unfavorably impacted by foreign currency translation of $0.1 million and unfavorable pricing of $0.2 million on products nearing the end of product life.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased from the second quarter of 2018 and our gross margin decreased from 30.6% in the second quarter of 2018 to 25.6% in the second quarter of 2019. Our material cost as a percentage of net sales increased by 2.4% to 53.7% in the second quarter of 2019 compared to 51.3% in the second quarter of 2018. Direct material costs in our Control Devices segment was negatively impacted by adverse product mix and purchase price variances while our Electronics segment was negatively impacted by unfavorable product mix and higher material costs for electronic components offset by a lower adverse impact of U.S. denominated material purchases at non-U.S. based operations. Overhead as a percentage of net sales increased by 2.0% to 15.2% for the second quarter of 2019 compared to 13.2% for the second quarter of 2018 primarily due to the Canton Restructuring costs of $2.4 million and higher warranty expenses in our Control Devices segment.

Our Control Devices segment gross margin decreased due to higher overhead costs primarily from Canton Restructuring costs of $2.4 million, higher warranty costs and an increase in direct material costs due to an unfavorable product mix and adverse purchase price variances.

Our Electronics segment gross margin decreased primarily due to an unfavorable product mix and higher material costs for electronic components offsetting the impact of slightly higher sales.

Our PST segment gross margin decreased due to lower sales offset by reductions in overhead costs.

Selling, General and Administrative (“SG&A”). SG&A expenses decreased by $7.7 million compared to the second quarter of 2018 primarily due to PST’s recovery of Brazilian indirect taxes of $6.5 million and lower selling costs, Control Devices transitional service cost reimbursement of $0.7 million associated with the disposal of its Non-core Products and decreases in Electronics wages offset by higher wages and accelerated share-based compensation expense associated with a retirement of $0.5 million at Unallocated corporate. This decrease was also partially offset by an increase in restructuring and business realignment costs for Canton Restructuring costs of $0.4 million during the current quarter.

Gain on Disposal of Non-core Products, net. The gain on disposal for the three months ended June 30, 2019 relates to the disposal of Control Devices’ Non-core Products.

Design and Development (“D&D”). D&D costs increased by $1.1 million primarily due to higher D&D costs in our Control Devices segment for Canton Restructuring related costs of $0.8 million and in our unallocated corporate segment for the establishment of the chief technology office. Consolidated customer reimbursement for development projects increased $0.8 million during the second quarter of 2019.

Operating Income. Operating income (loss) is summarized in the following table by reportable segment (in thousands):

			Dollar	Percent
			increase /	increase /
Three months ended June 30,	2019	2018	(decrease)	(decrease)
Control Devices	$44,367	$17,160	$27,207	158.5%
Electronics	7,555	8,276	(721)	(8.7)
PST	6,414	735	5,679	772.7
Unallocated corporate	(9,150)	(6,990)	(2,160)	(30.9)
Operating income	$49,186	$19,181	$30,005	156.4%

Our Control Devices segment operating income increased due to the one-time gain on disposal of Non-core Products offset by higher costs for Canton Restructuring as well as higher material and warranty costs.

Our Electronics segment operating income decreased primarily due to higher direct material costs offset by higher sales and lower SG&A costs.

Our PST segment operating income increased due to the recovery of Brazilian indirect taxes of $6.5 million and lower SGA expenses offset by lower sales volumes.

Our unallocated corporate operating loss increased primarily from higher wages and accelerated share-based compensation expense associated with a retirement of $0.5 million during the current quarter.

Operating income by geographic location is summarized in the following table (in thousands):

			Dollar	Percent
			increase /	increase /
Three months ended June 30,	2019	2018	(decrease)	(decrease)
North America	$35,209	$9,900	$25,309	255.6%
South America	6,414	735	5,679	772.7
Europe and Other	7,563	8,546	(983)	(11.5)
Operating income	$49,186	$19,181	$30,005	156.4%

Our North American operating results increased due to the gain on disposal related to Non-core Products and higher sales volume in the North American commercial vehicle and off-highway markets offset by lower sales in our automotive market as well as higher SG&A and D&D costs. The increase in operating income in South America was primarily due to the recovery of Brazilian indirect taxes, lower SG&A, overhead and material costs offset by lower sales volumes. Our operating results in Europe and Other decreased due to lower sales in our European off-highway market and higher material costs offset by higher sales in our commercial vehicle market.

Interest Expense, net. Interest expense, net decreased by $0.2 million compared to the prior year second quarter primarily due to lower interest expense on our revolving credit facilities offset by the write-off of deferred financing fees as a result of refinancing the 2019 Credit Facility.

Equity in Earnings of Investee. Equity earnings for MSIL were $0.5 million and $0.7 million for the three months ended June 30, 2019 and 2018, respectively. The decrease compared to the prior period is primarily due to lower gross margin from lower sales volume in served markets as well as unfavorable changes in foreign currency exchange rates.

Other Income, net. We record certain foreign currency transaction and forward currency hedge contract (gains) losses as a component of other income, net on the condensed consolidated statement of operations. Other income, net decreased by $0.2 million to $0.1 million in the second quarter of 2019 compared to other income, net of $0.3 million for the second quarter of 2018 primarily due to lower foreign currency transaction gains in our Electronics segment.

Provision for Income Taxes. We recognized income tax expense of $9.1 million and $3.8 million for federal, state and foreign income taxes for the second quarter of 2019 and 2018, respectively. The increase in income tax expense for the three months ended June 30, 2019 compared to the same period for 2018 was primarily due to the sale of Non-core Products on April 1, 2019. The effective tax rate decreased to 18.6% in the second quarter of 2019 from 20.2% in the second quarter of 2018 primarily due to the impact of certain tax incentives, which did not impact the second quarter of 2018.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

					Dollar
					increase /
Six months ended June 30,	2019		2018		(decrease)
Net sales	$440,538	100.0%	$446,532	100.0%	$(5,994)
Costs and expenses:
Cost of goods sold	322,858	73.3	311,145	69.7	11,713
Selling, general and administrative	63,110	14.3	72,517	16.2	(9,407)
Gain on disposal of non-core products, net	(33,599)	(7.6)	-	-	(33,599)
Design and development	27,284	6.2	26,842	6.0	442
Operating income	60,885	13.8	36,028	8.1	24,857
Interest expense, net	2,004	0.4	2,524	0.6	(520)
Equity in earnings of investee	(912)	(0.2)	(1,186)	(0.3)	274
Other income, net	(529)	(0.1)	(863)	(0.2)	334
Income before income taxes	60,322	13.7	35,553	8.0	24,769
Provision for income taxes	10,901	2.5	7,053	1.6	3,848
Net income	$49,421	11.2%	$28,500	6.4%	$20,921

Net Sales. Net sales for our reportable segments, excluding inter-segment sales, are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Six months ended June 30,	2019		2018		(decrease)	(decrease)
Control Devices	$224,186	50.9%	$225,313	50.4%	$(1,127)	(0.5)%
Electronics	182,406	41.4	180,341	40.4	2,065	1.1%
PST	33,946	7.7	40,878	9.2	(6,932)	(17.0)%
Total net sales	$440,538	100.0%	$446,532	100.0%	$(5,994)	(1.3)%

Our Control Devices segment net sales decreased primarily as a result of decreased sales volume in the North American automotive market of $10.8 million due to certain program volume reductions and unfavorable foreign currency translation of $1.0 million partially offset by the one-time sale of Non-core Product inventory of $4.2 million as well as sales volume increases in our European and North American commercial vehicle and China automotive markets of $2.5 million and $4.3 million, respectively.

Our Electronics segment net sales increased primarily due to an increase in sales volume in our North American commercial vehicle products of $4.9 million and increased sales of European and North American off-highway vehicle products of $4.0 million and $1.0 million, respectively. This increase was offset by an unfavorable foreign currency translation of $7.2 million and unfavorable pricing of $0.4 million on products nearing the end of product life.

Our PST segment net sales decreased due to lower volumes for our Argentina aftermarket channel, alarm products, monitoring products and service revenues and unfavorable foreign currency translation that decreased sales by $0.1 million. This decrease was offset by higher volumes for our OEM and factory authorized dealer installer products.

Net sales by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Six months ended June 30,	2019		2018		(decrease)	(decrease)
North America	$242,660	55.1%	$245,314	54.9%	$(2,654)	(1.1)%
South America	33,946	7.7	40,878	9.2	(6,932)	(17.0)%
Europe and Other	163,932	37.2	160,340	35.9	3,592	2.2%
Total net sales	$440,538	100.0%	$446,532	100.0%	$(5,994)	(1.3)%

The decrease in North American net sales was primarily attributable to a decrease in sales volume in our North American automotive market of $10.7 million resulting from certain program volume reductions partially offset by the one-time sale of Non-core Product inventory of $4.2 million as well as increased sales volume in our North American commercial vehicle and off-highway markets of $3.7 million and $1.0 million, respectively. The decrease in net sales in South America was primarily due to lower volumes for our Argentina aftermarket channel, alarm products, monitoring products and service revenues and unfavorable foreign currency translation that decreased sales by $0.1 million. This decrease was offset by higher volumes for our OEM and factory authorized dealer installer products. The increase in net sales in Europe and Other was primarily due to the increase in our European off-highway and commercial vehicle markets of $4.0 million and $3.1 million, respectively, as well as an increase in sales volume in our China automotive market of $4.3 million. Additionally, Europe and Other sales were unfavorably impacted by foreign currency translation of $7.2 million and unfavorable pricing of $0.4 million on products nearing the end of product life.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased compared to the first half of 2018 and our gross margin decreased from 30.3% in the first half of 2018 to 26.7% in the first half of 2019. Our material cost as a percentage of net sales increased by 1.7% to 53.0% in the first half of 2019 compared to 51.3% in the first half of 2018. Direct material costs in our Control Devices segment was negatively impacted by adverse product mix and purchase price variances while our Electronics segment was negatively impacted by adverse product mix and higher material costs for electronic components offset by a lower adverse impact of U.S. denominated material purchases at non-U.S. based operations. Overhead as a percentage of net sales increased by 1.6% to 15.0% for the first half of 2019 compared to 13.4% for the second quarter of 2018 primarily due to the Canton Restructuring costs of $3.6 million and higher warranty expenses in our Control Devices segment.

Our Control Devices segment gross margin decreased due to lower sales, higher overhead costs primarily from Canton Restructuring costs of $3.6 million and higher warranty costs as well as an increase in direct material costs due to an unfavorable product mix and adverse purchase price variances.

Our Electronics segment gross margin decreased primarily due to unfavorable product mix and higher material costs for electronic components offsetting higher sales, a reduction in the adverse effect of U.S denominated material purchases at non-U.S. based operations and lower warranty costs.

Our PST segment gross margin increased as reductions in overhead costs offset lower sales volume.

Selling, General and Administrative (“SG&A”). SG&A expenses decreased by $9.4 million compared to the first half of 2018 primarily due to a decrease in PST SG&A costs from the recovery of Brazilian indirect taxes of $6.5 million and lower wages and lower professional services. Electronics SG&A expense decreased due to a reduction in expense of the fair value adjustment for the Orlaco earn-out consideration of $0.4 million and lower wages. These decreases were partially offset by an increase in consolidated restructuring and business realignment costs of $1.3 million during the first half of 2019. Control Devices SG&A costs increased primarily due to Canton Restructuring related costs. Unallocated corporate SG&A costs increased primarily due to accelerated share-based compensation expense associated with retirement of $0.5 million, business realignment costs of $0.6 million and higher wages.

Gain on Disposal of Non-core Products, net. The gain on disposal for the six months ended June 30, 2019 relates to the disposal of Control Devices’ Non-core Products.

Design and Development (“D&D”). D&D costs increased by $0.4 million due to higher D&D costs in our Control Devices segment for Canton Restructuring severance expense of $1.6 million and in our unallocated corporate segment for the establishment of the chief technology office partially offset by lower D&D costs in our Electronics segment from reductions in consulting fees and higher customer reimbursements. Consolidated customer reimbursement for development projects increased $0.6 million in 2019.

Operating Income. Operating income (loss) is summarized in the following table by reportable segment (in thousands):

			Dollar	Percent
			increase /	increase /
Six months ended June 30,	2019	2018	(decrease)	(decrease)
Control Devices	$56,315	$35,039	$21,276	60.7%
Electronics	16,586	16,156	430	2.7%
PST	7,084	885	6,199	700.5%
Unallocated corporate	(19,100)	(16,052)	(3,048)	(19.0)%
Operating income	$60,885	$36,028	$24,857	69.0%

Our Control Devices segment operating income increased due to the gain on disposal of Non-core Products offset by higher restructuring costs due to the Canton Restructuring, higher warranty costs and higher D&D costs

Our Electronics segment operating income increased primarily due to higher sales, lower SG&A and D&D costs offsetting higher direct material costs.

Our PST segment operating income increased primarily due to the recovery of Brazilian indirect taxes, lower SG&A and overhead costs partially offset by a decrease in sales.

Our unallocated corporate operating loss increased primarily due to offset by higher business realignment costs of $0.6 million, accelerated share-based compensation expense associated with a retirement of $0.5 million and higher wages.

Operating income by geographic location is summarized in the following table (in thousands):

			Dollar	Percent
Six months ended June 30,	2019	2018	increase	increase
North America	$36,782	$18,193	$18,589	102.2%
South America	7,084	885	6,199	700.5%
Europe and Other	17,019	16,950	69	0.4%
Operating income	$60,885	$36,028	$24,857	69.0%

Our North American operating results increased primarily due to the gain on disposal of Non-core Products and higher sales volume in the North American commercial vehicle and off-highway markets. This increase was offset by lower sales in our automotive market, Canton Restructuring costs as well as higher SG&A and D&D costs. The increase in operating income in South America was primarily due to the recovery of Brazilian indirect taxes, lower SG&A and overhead costs offsetting lower sales. Our operating results in Europe and Other increased due to higher sales in our European off-highway and commercial vehicle markets which were offset by higher material costs.

Interest Expense, net. Interest expense, net decreased by $0.5 million compared to the prior year first half primarily due to lower interest expense on our revolving credit facilities offset by the write-off of deferred financing fees as a result of refinancing the 2019 Credit Facility.

Equity in Earnings of Investee. Equity earnings for MSIL were $0.9 million and $1.2 million for the six months ended June 30, 2019 and 2018, respectively. The decrease compared to the prior period is primarily due to lower gross margin from lower sales volumes in served markets as well as unfavorable changes in foreign currency exchange rates.

Other Income, net. We record certain foreign currency transaction and forward currency hedge contract (gains) losses as a component of other income, net on the condensed consolidated statement of operations. Other income, net decreased by $0.4 million to $0.5 million in the first half of 2019 compared to other income, net of $0.9 million for the first half of 2018 primarily due to lower foreign currency transaction gains in our Electronics segment.

Provision for Income Taxes. We recognized income tax expense of $10.9 million and $7.1 million for federal, state and foreign income taxes for the first half of 2019 and 2018, respectively. The increase in income tax expense for the six months ended June 30, 2019 compared to the same period for 2018 was primarily due to the sale of Non-core Products on April 1, 2019. The effective tax rate decreased to 18.1% in the first half of 2019 from 19.8% in the first half of 2018 primarily due to the impact of certain tax incentives, which did not impact the first half of 2018.

Liquidity and Capital Resources

Summary of Cash Flows:

Summary of Cash Flows:

Six months ended June 30	2019	2018
Net cash provided by (used for):
Operating activities	$6,664	$28,911
Investing activities	15,756	(15,401)
Financing activities	(50,920)	(17,428)
Effect of exchange rate changes on cash and cash equivalents	(1,089)	(3,120)
Net change in cash and cash equivalents	$(29,589)	$(7,038)

Cash provided by operating activities decreased compared to the first half of 2018 primarily due to the lower net income excluding the gain on disposal related to Control Devices’ Non-core Products and a higher use of cash to fund working capital levels. This decrease includes a portion of the cash payment of the Orlaco earn-out consideration obligation of $5.0 million during the first half of 2019. The higher working capital levels mostly relate to higher inventory levels for bank builds attributable to the Canton Restructuring activities and the disposal of Non-core Products. Our receivable terms and collections rates have remained consistent between periods presented.

Net cash provided by investing activities increased compared to 2018 due to the cash proceeds received from the disposal of Control Devices’ Non-core products related offset by 2019 investments in the Autotech venture capital fund and insurance proceeds received in 2018.

Net cash used for financing activities increased due to the repurchase of Common Shares during the second quarter of 2019 offset by higher net Credit Facility borrowings.

As outlined in Note 7 to our condensed consolidated financial statements, the 2019 Credit Facility increased our borrowing capacity by $100.0 million and permits borrowing up to a maximum level of $400.0 million which includes an accordion feature which allows the Company to increase the availability by up to $150.0 million upon the satisfaction of certain conditions. This variable rate facility provides the flexibility to refinance other outstanding debt or finance acquisitions through June 2024. The 2019 Credit Facility contains certain financial covenants that require the Company to maintain less than a maximum leverage ratio and more than a minimum interest coverage ratio. The 2019 Credit Facility also contains affirmative and negative covenants and events of default that are customary for credit arrangements of this type including covenants which place restrictions and/or limitations on the Company’s ability to borrow money, make capital expenditures and pay dividends. The 2019 Credit Facility had an outstanding balance of $103.5 million at June 30, 2019. The Company was in compliance with all covenants at June 30, 2019. The covenants included in 2019 Credit Facility to date have not and are not expected to limit our financing flexibility. The Company expects to make additional repayments on the Credit Facility when cash exceeds the amount needed for operations.

PST maintains several short-term and long-term loans used for working capital purposes. At June 30, 2019, there was $1.6 million of PST debt outstanding. Scheduled principal repayments on PST debt at June 30, 2019 were as follows: $0.9 million from July 2019 to June 2020, $0.2 million from July 2020 to December 2020 and $0.5 million in 2021.

The Company’s wholly owned subsidiary located in Stockholm, Sweden, has an overdraft credit line which allows overdrafts on the subsidiary’s bank account up to a maximum level of 20.0 million Swedish krona, or $2.2 million, at June 30, 2019. At June 30, 2019, there was no balance outstanding on this overdraft credit line.

The Company’s wholly-owned subsidiary located in Suzhou, China, has two credit lines which allow up to a maximum borrowing level of 60.0 million Chinese yuan, or $8.7 million at June 30, 2019. At June 30, 2019 and December 31, 2018, there was no balance outstanding on these credit lines.

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

On October 26, 2018, the Company’s Board of Directors authorized the Company to repurchase up to $50.0 million of Common Shares. Thereafter on May 7, 2019, the Company entered into a Master Confirmation (the “Master Confirmation”) and a Supplemental Confirmation, together with the Master Confirmation, the Accelerated Share Repurchase Agreement (“ASR Agreement”), with Citibank N.A. (the “Bank”) to purchase Company Common Shares for a payment of $50.0 million (the “Prepayment Amount”). Under the terms of the ASR Agreement, on May 7, 2019, the Company paid the Prepayment Amount to the Bank and received on May 8, 2019 an initial delivery of 1,349,528 Company Common Shares, which is approximately 80% of the total number of Company Common Shares expected to be repurchased under the ASR Agreement based on the closing price of the Company’s Common Shares on May 7, 2019. These Common Shares received became treasury shares and were recorded as a $40.0 million reduction to shareholder’s equity. The remaining $10.0 million of the Prepayment Amount was recorded as a reduction to shareholders’ equity as an unsettled forward contract indexed to our Common Shares.

In December 2018, the Company entered into an agreement to make a $10.0 million investment in a fund managed by Autotech Ventures (“Autotech”), a venture capital firm focused on ground transportation technology.  The Company’s $10.0 million investment in the Autotech fund will be contributed over the expected ten-year life of the fund.  The Company contributed $1.7 million to the Autotech fund through June 30, 2019.

PST has dividends payable to former noncontrolling interest holders of R$23.8 million Brazilian real ($6.2 million) and R$23.2 million Brazilian real ($6.0 million) as of June 30, 2019 and December 31, 2018, respectively. The dividends payable balance includes R$0.6 million Brazilian real ($0.2 million) and R$0.4 million Brazilian real ($0.1 million) in monetary correction for the six months ended June 30, 2019 and 2018, respectively. The dividend is payable on or before January 1, 2020, and is subject to monetary correction based on the Brazilian National Extended Consumer Price inflation index (“IPCA”).

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

At June 30, 2019, we had a cash and cash equivalents balance of approximately $51.5 million, all of which was held in foreign locations. The decrease in cash and cash equivalents from $81.1 million at December 31, 2018 was primarily due to the repurchase of our Common Shares and lower cash flows from operations as well as the cash payment of the Orlaco earn-out consideration which were offset by proceeds from the disposal of Non-core Products and net borrowings on the 2019 Credit Facility.

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

Critical Accounting Policies and Estimates

The Company’s critical accounting policies, which include management’s best estimates and judgments, are included in Part II, Item 7, to the consolidated financial statements of the Company’s 2018 Form 10K. These accounting policies are considered critical as disclosed in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis of the Company’s 2018 Form 10K because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates. There have been no material changes in our significant accounting policies or critical accounting estimates during the second quarter of 2019, with the exception of lease accounting. See Note 8, “Leases,” to the condensed consolidated financial statements in this Form 10-Q for the updated lease accounting policy adopted in the first quarter of 2019.

Information regarding other significant accounting policies is included in Note 2 to our consolidated financial statements in Item 8 of Part II of the Company’s 2018 Form 10K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk presented within Part II, Item 7A of the Company’s 2018 Form 10K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2019, an evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the PEO and PFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes with respect to risk factors previously disclosed in the Company’s 2018 Form 10K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to repurchases of Common Shares made by us during the three months ended June 30, 2019. There were 9,121 Common Shares delivered to us by employees as payment for withholding taxes due upon vesting of performance share awards and share unit awards during the three months ended June 30, 2019.

			Total number of	Maximum number
			shares purchased as	of shares that may
			part of publicly	yet be purchased
	Total number of	Average price	announced plans	under the plans
Period	shares purchased	paid per share	or programs (1)	or programs
4/1/19-4/30/19	1,652	$31.43	N/A	(1)
5/1/19-5/31/19	1,356,924	29.63	1,349,528	(1)
6/1/19-6/30/19	73	29.39	N/A	(1)
Total	1,358,649

(1)	On October 26, 2018 we announced a Board approved repurchase program authorizing the Company to repurchase up to $50.0 million of our Common Shares. Thereafter, on May 7, 2019 the Company announced that the Company had entered into an accelerated share repurchase agreement with Citibank N.A. to repurchase an aggregate of $50.0 million of our Common Shares. Pursuant to the accelerated share repurchase agreement in the second quarter of 2019 we made an upfront payment of $50.0 million and received an initial delivery of 1,349,528 Common Shares which became treasury shares and were recorded as a $40.0 million reduction to shareholders’ equity. The remaining $10.0 million of the initial payment was recorded as a reduction to shareholders’ equity as an unsettled forward contract indexed to our Common Shares. The number of shares to be ultimately purchased by the Company will be determined based on the volume weighted average price of our Common Shares during the terms of the transaction, minus an agreed upon discount between the parties. The program is expected to be completed by May 8, 2020.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Exhibit

2.1	Asset Purchase Agreement, dated April 1, 2019 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 5, 2019).

10.1	Accelerated Share Repurchase Agreement, dated May 7, 2019, between Stoneridge, Inc. and Citibank (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 8, 2019).

10.2	Fourth Amended and Restated Credit Agreement, dated June 5, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2019).

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

	101	XBRL Exhibits:
	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONERIDGE, INC.

Date: July 31, 2019	/s/ Jonathan B. DeGaynor
Jonathan B. DeGaynor
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: July 31, 2019	/s/ Robert R. Krakowiak
Robert R. Krakowiak
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)