Form 10-Q
period 2019-09-30
STONERIDGE INC
filed 2019-10-30
CIK 1043337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2019

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

The number of Common Shares, without par value, outstanding as of October 25, 2019 was 27,403,031.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STONERIDGE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(in thousands)	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$55,263	$81,092
Accounts receivable, less reserves of $1,752 and $1,243, respectively	143,628	139,076
Inventories, net	103,597	79,278
Prepaid expenses and other current assets	28,754	20,731
Total current assets	331,242	320,177
Long-term assets:
Property, plant and equipment, net	118,062	112,213
Intangible assets, net	56,926	62,032
Goodwill	34,867	36,717
Operating lease right-of-use asset	20,899	-
Investments and other long-term assets, net	32,008	28,380
Total long-term assets	262,762	239,342
Total assets	$594,004	$559,519

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of debt	$2,752	$1,533
Accounts payable	95,804	87,894
Accrued expenses and other current liabilities	62,092	57,880
Total current liabilities	160,648	147,307
Long-term liabilities:
Revolving credit facility	108,500	96,000
Long-term debt, net	559	983
Deferred income taxes	13,374	14,895
Operating lease long-term liability	17,059	-
Other long-term liabilities	17,284	17,068
Total long-term liabilities	156,776	128,946
Shareholders' equity:
Preferred Shares, without par value, 5,000 shares authorized, none issued	-	-
Common Shares, without par value, 60,000 shares authorized, 28,966 and 28,966 shares issued and 27,402 and 28,488 shares outstanding at September 30, 2019 and December 31, 2018, respectively, with no stated value	-	-
Additional paid-in capital	224,251	231,647
Common Shares held in treasury, 1,564 and 478 shares at September 30, 2019 and December 31, 2018, respectively, at cost	(50,836)	(8,880)
Retained earnings	202,333	146,251
Accumulated other comprehensive loss	(99,168)	(85,752)
Total shareholders' equity	276,580	283,266
Total liabilities and shareholders' equity	$594,004	$559,519

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2019	2018	2019	2018

Net sales	$203,386	$208,853	$643,924	$655,385
Costs and expenses:
Cost of goods sold	151,531	145,568	474,389	456,713
Selling, general and administrative	30,978	32,589	94,088	105,106
Gain on disposal of non-core products, net	-	-	(33,599)	-
Design and development	11,554	12,384	38,838	39,226
Operating income	9,323	18,312	70,208	54,340
Interest expense, net	1,149	1,155	3,153	3,679
Equity in earnings of investee	(318)	(249)	(1,230)	(1,435)
Other income (loss), net	381	647	(148)	(216)
Income before income taxes	8,111	16,759	68,433	52,312
Provision for income taxes	1,450	3,467	12,351	10,520
Net income	$6,661	$13,292	$56,082	$41,792
Earnings per share:
Basic	$0.24	$0.47	$2.01	$1.47
Diluted	$0.24	$0.46	$1.97	$1.44
Weighted-average shares outstanding:
Basic	27,370	28,453	27,929	28,384
Diluted	27,796	29,065	28,425	29,073

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018

Net income	$6,661	$13,292	$56,082	$41,792

Other comprehensive (loss) income, net of tax:
Foreign currency translation	(11,727)	(3,339)	(13,220)	(16,866)
Unrealized (loss) gain on derivatives (1)	(126)	32	(196)	668
Other comprehensive loss, net of tax	(11,853)	(3,307)	(13,416)	(16,198)

Comprehensive income (loss)	$(5,192)	$9,985	$42,666	$25,594

(1)	Net of tax expense (benefit) of $(34) and $47 for the three months ended September 30, 2019 and 2018, respectively. Net of tax expense (benefit) of $(53) and $218 for the nine months ended September 30, 2019 and 2018, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine months ended September 30, (in thousands)	2019	2018

OPERATING ACTIVITIES:
Net income	$56,082	$41,792
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	18,227	17,073
Amortization, including accretion and write-off of deferred financing costs	5,035	5,112
Deferred income taxes	4,374	2,399
Earnings of equity method investee	(1,230)	(1,435)
Gain on sale of fixed assets	(132)	(21)
Share-based compensation expense	4,699	4,214
Tax benefit related to share-based compensation expense	(655)	(879)
Gain on disposal of non-core products, net	(33,599)	-
Change in fair value of earn-out contingent consideration	1,862	1,918
Changes in operating assets and liabilities, net of effect of business combination:
Accounts receivable, net	(8,864)	(15,145)
Inventories, net	(27,333)	(18,041)
Prepaid expenses and other assets	(11,232)	(1,086)
Accounts payable	12,011	15,280
Accrued expenses and other liabilities	1,277	(3,543)
Net cash provided by operating activities	20,522	47,638

INVESTING ACTIVITIES:
Capital expenditures, including intangibles	(30,771)	(22,816)
Proceeds from sale of fixed assets	329	44
Insurance proceeds for fixed assets	-	1,403
Proceeds from disposal of non-core products	34,386	-
Investment in venture capital fund	(1,200)	-
Net cash provided by (used for) investing activities	2,744	(21,369)

FINANCING ACTIVITIES:
Revolving credit facility borrowings	81,500	27,500
Revolving credit facility payments	(69,000)	(47,500)
Proceeds from issuance of debt	2,195	369
Repayments of debt	(1,300)	(4,372)
Earn-out consideration cash payment	(3,394)	-
Other financing costs	(1,346)	-
Common Share repurchase program	(50,000)	-
Repurchase of Common Shares to satisfy employee tax withholding	(4,037)	(4,206)
Net cash used for financing activities	(45,382)	(28,209)

Effect of exchange rate changes on cash and cash equivalents	(3,713)	(3,408)
Net change in cash and cash equivalents	(25,829)	(5,348)
Cash and cash equivalents at beginning of period	81,092	66,003

Cash and cash equivalents at end of period	$55,263	$60,655

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,210	$3,899
Cash paid for income taxes, net	$11,858	$14,899

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Number of					Accumulated
	Common	Number of	Additional	Common		other	Total
	Shares	treasury	paid-in	Shares held	Retained	comprehensive	shareholders'
(in thousands)	outstanding	shares	capital	in treasury	earnings	loss	equity

BALANCE DECEMBER 31, 2017	28,180	786	$228,486	$(7,118)	$92,264	$(69,560)	$244,072
Net income	—	—	—	—	13,380	—	13,380
Unrealized gain on derivatives, net	—	—	—	—	—	795	795
Currency translation adjustments	—	—	—	—	—	3,894	3,894
Issuance of Common Shares	446	(446)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(136)	136	—	(1,387)	—	—	(1,387)
Share-based compensation	—	—	(925)	—	—	—	(925)
Cumulative effect of an accounting change	—	—	—	—	(212)	—	(212)
BALANCE MARCH 31, 2018	28,490	476	$227,561	$(8,505)	$105,432	$(64,871)	$259,617

BALANCE , MARCH 31, 2018	28,490	476	$227,561	$(8,505)	$105,432	$(64,871)	$259,617
Net income	—	—	—	—	15,120	—	15,120
Unrealized loss on derivatives, net	—	—	—	—	—	(159)	(159)
Currency translation adjustments	—	—	—	—	—	(17,421)	(17,421)
Issuance of Common Shares	11	(11)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(18)	18	—	(406)	—	—	(406)
Share-based compensation	—	—	1,295	—	—	—	1,295
BALANCE JUNE 30, 2018	28,483	483	$228,856	$(8,911)	$120,552	$(82,451)	$258,046

BALANCE , JUNE 30, 2018	28,483	483	$228,856	$(8,911)	$120,552	$(82,451)	$258,046
Net income	—	—	—	—	13,292	—	13,292
Unrealized gain on derivatives, net	—	—	—	—	—	32	32
Currency translation adjustments	—	—	—	—	—	(3,339)	(3,339)
Repurchased Common Shares for treasury, net	—	—	—	36	—	—	36
Share-based compensation	—	—	1,373	—	—	—	1,373
Cumulative effect of an accounting change	—	—	—	—	(41)	—	(41)
BALANCE SEPTEMBER 30, 2018	28,483	483	$230,229	$(8,875)	$133,803	$(85,758)	$269,399

BALANCE DECEMBER 31, 2018	28,488	478	$231,647	$(8,880)	$146,251	$(85,752)	$283,266
Net income	—	—	—	—	9,657	—	9,657
Unrealized gain on derivatives, net	—	—	—	—	—	42	42
Currency translation adjustments	—	—	—	—	—	(3,804)	(3,804)
Issuance of Common Shares	305	(305)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(98)	98	—	(1,883)	—	—	(1,883)
Share-based compensation	—	—	480	—	—	—	480
BALANCE MARCH 31, 2019	28,695	271	$232,127	$(10,763)	$155,908	$(89,514)	$287,758

BALANCE MARCH 31, 2019	28,695	271	$232,127	$(10,763)	$155,908	$(89,514)	$287,758
Net income	—	—	—	—	39,764	—	39,764
Unrealized loss on derivatives, net	—	—	—	—	—	(112)	(112)
Currency translation adjustments	—	—	—	—	—	2,311	2,311
Issuance of Common Shares	31	(31)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(9)	9	—	74	—	—	74
Common Share repurchase program	(1,350)	1,350	(10,000)	(40,000)	—	—	(50,000)
Share-based compensation	—	—	1,704	—	—	—	1,704
BALANCE JUNE 30, 2019	27,367	1,599	$223,831	$(50,689)	$195,672	$(87,315)	$281,499

BALANCE JUNE 30, 2019	27,367	1,599	$223,831	$(50,689)	$195,672	$(87,315)	$281,499
Net income	—	—	—	—	6,661	—	6,661
Unrealized loss on derivatives, net	—	—	—	—	—	(126)	(126)
Currency translation adjustments	—	—	—	—	—	(11,727)	(11,727)
Issuance of Common Shares	62	(62)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(27)	27	—	(147)	—	—	(147)
Share-based compensation	—	—	420	—	—	—	420
BALANCE SEPTEMBER 30, 2019	27,402	1,564	$224,251	$(50,836)	$202,333	$(99,168)	$276,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Stoneridge, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s 2018 Form 10-K.

The Company’s investment in Minda Stoneridge Instruments Ltd. (“MSIL”) for the three and nine months ended September 30, 2019 and 2018 has been determined to be an unconsolidated entity, and therefore is accounted for under the equity method of accounting based on the Company’s 49% ownership in MSIL.

(2) Recently Issued Accounting Standards

Recently Adopted Accounting Standards

In January 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This guidance gives entities the option to reclassify to retained earnings the tax effects resulting from the enactment of Tax Cuts and Jobs Act related to items in accumulated other comprehensive income (“AOCI”) that the FASB refers to as having been stranded in AOCI. The new guidance was effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Company adopted this standard on January 1, 2019, which did not have a material impact on the Company’s condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which requires that a lessee recognize assets and liabilities on the balance sheet for all leases with a lease term of more than twelve months, with the result being the recognition of a right of use asset and a lease liability. The new standard was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company adopted this standard as of January 1, 2019 using the modified retrospective approach and elected the transition option to use the effective date January 1, 2019, as the date of initial application. The Company did not adjust its comparative period financial statements for effects of the ASU 2016-02, or make the new required lease disclosures for periods before the effective date. The Company recognized its cumulative effect transition adjustment as of the effective date. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard. The impact of the adoption resulted in the recognition of right-of-use (“ROU”) assets and lease liabilities on the condensed consolidated balance sheet of $20,618 and $20,856, respectively, as of January 1, 2019. This standard did not have a material impact on the Company’s condensed consolidated results of operations and cash flows upon adoption.

Accounting Standards Not Yet Adopted

In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The guidance in ASU 2018-15 clarifies the accounting for implementation costs in cloud computing arrangements. ASU 2018-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, and earlier adoption is permitted including adoption in any interim period. The Company is currently evaluating the impact of its pending adoption of ASU 2018-15. The Company will adopt this standard as of January 1, 2020 and it is not expected to have a material impact on the Company’s condensed consolidated financial statements.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” The guidance in ASU 2018-13 changes disclosure requirements related to fair value measurements as part of the disclosure framework project. The disclosure framework project aims to improve the effectiveness of disclosures in the notes to the financial statements by focusing on requirements that clearly communicate the most important information to users of the financial statements. This guidance is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact of its pending adoption of ASU 2018-13. The Company will adopt this standard as of January 1, 2020 and it is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments”, which requires measurement and recognition of expected credit losses for financial assets held and requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses. ASU 2016-13 is effective for public business entities for annual periods beginning after December 15, 2019, and early adoption is permitted for annual periods beginning after December 15, 2018. The Company is currently evaluating the impact of its pending adoption of ASU 2016-13 on the consolidated financial statements. The Company will adopt this standard as of January 1, 2020 and it is not expected to have a material impact on the Company’s condensed consolidated financial statements.

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

The following tables disaggregate our revenue by reportable segment and geographical location(1) for the periods ended September 30, 2019 and 2018:

	Control Devices		Electronics		PST		Consolidated
Three months ended September 30	2019	2018	2019	2018	2019	2018	2019	2018
Net Sales:
North America	$92,743	$97,017	$23,073	$22,458	$-	$-	$115,816	$119,475
South America	-	-	-	-	16,542	18,864	16,542	18,864
Europe	6,046	4,174	53,588	58,315	-	-	59,634	62,489
Asia Pacific	9,901	7,211	1,493	814	-	-	11,394	8,025
Total net sales	$108,690	$108,402	$78,154	$81,587	$16,542	$18,864	$203,386	$208,853

	Control Devices		Electronics		PST		Consolidated
Nine months ended September 30	2019	2018	2019	2018	2019	2018	2019	2018
Net Sales:
North America	$287,529	$300,024	$70,947	$64,765	$-	$-	$358,476	$364,789
South America	-	-	-	-	50,488	59,742	50,488	59,742
Europe	15,914	10,734	185,328	194,270	-	-	201,242	205,004
Asia Pacific	29,433	22,957	4,285	2,893	-	-	33,718	25,850
Total net sales	$332,876	$333,715	$260,560	$261,928	$50,488	$59,742	$643,924	$655,385
(1)	Company sales based on geographic location are where the sale originates not where the customer is located.

Performance Obligations

For OEM and Tier 1 supplier customers, the Company typically enters into contracts with its customers to provide serial production parts that consist of a set of documents including, but not limited to, an award letter, master purchase agreement and master terms and conditions. For each production product, the Company enters into separate purchase orders that contain the product specifications and an agreed-upon price. The performance obligation does not exist until a customer release is received for a specific number of parts.  The majority of the parts sold to OEM and Tier 1 supplier customers are customized to the specific customer, with the exception of off-highway products that are common across all customers. The transaction price is equal to the contracted price per part and there is no expectation of material variable consideration in the transaction price. For most customer contracts, the Company does not have an enforceable right to payment at any time prior to when the parts are shipped or delivered to the customer; therefore, the Company recognizes revenue at the point in time it satisfies a performance obligation by transferring control of a part to the customer. Certain customer contracts contain an enforceable right to payment if the customer terminates the contract for convenience and therefore are recognized over time using the cost to complete input method.

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

Contract Balances

The Company had no material contract assets, contract liabilities or capitalized contract acquisition costs as of September 30, 2019 and December 31, 2018.

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

	September 30,	December 31,
	2019	2018
Raw materials	$61,387	$54,382
Work-in-progress	6,674	4,710
Finished goods	35,536	20,186
Total inventories, net	$103,597	$79,278

Inventory valued using the FIFO method was $90,359 and $64,745 at September 30, 2019 and December 31, 2018, respectively. Inventory valued using the average cost method was $13,238 and $14,533 at September 30, 2019 and December 31, 2018, respectively.

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

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Derivative Instruments and Hedging Activities

On September 30, 2019, the Company had open foreign currency forward contracts which are used solely for hedging and not for speculative purposes. Management believes that its use of these instruments to reduce risk is in the Company’s best interest. The counterparties to these financial instruments are financial institutions with investment grade credit ratings.

Foreign Currency Exchange Rate Risk

The Company conducts business internationally and therefore is exposed to foreign currency exchange rate risk. The Company uses derivative financial instruments as cash flow and fair value hedges to manage its exposure to fluctuations in foreign currency exchange rates by reducing the effect of such fluctuations on foreign currency denominated intercompany transactions, inventory purchases and other foreign currency exposures. The Company hedged the Mexican peso currency during the first nine months of 2019 and, during 2018, the Company hedged the euro and Mexican peso currencies. In addition, the Company hedged the U.S. dollar against the Swedish krona and euro on behalf of its European subsidiaries in 2018.

These forward contracts were executed to hedge forecasted transactions and have been accounted for as cash flow hedges with the exception of the euro-denominated foreign currency forward contract. As such, the effective portion of the unrealized gain or loss was deferred and reported in the Company’s condensed consolidated balance sheets as a component of accumulated other comprehensive loss. The cash flow hedges were highly effective. The effectiveness of the transactions has been and will be measured on an ongoing basis using regression analysis and forecasted future purchases of the currency.

In certain instances, the foreign currency forward contracts do not qualify for hedge accounting or are not designated as hedges, and therefore are marked-to-market with gains and losses recognized in the Company’s condensed consolidated statement of operations as a component of other income (loss), net.

The Company’s foreign currency forward contracts offset a portion of the gains and losses on the underlying foreign currency denominated transactions as follows:

Euro-denominated Foreign Currency Forward Contract

At September 30, 2019 and December 31, 2018, there were no foreign currency forward contracts entered into as the prior year contract was settled in December 2018. The euro-denominated foreign currency forward contract was not designated as a hedging instrument. The Company recognized a gain of $10 and $52, respectively, for the three and nine months ended September 30, 2018 in the condensed consolidated statements of operations as a component of other income, net related to the euro-denominated contract.

U.S. dollar-denominated Foreign Currency Forward Contracts – Cash Flow Hedges

The Company entered into on behalf of one of its European Electronics subsidiaries, whose functional currency is the Swedish krona, U.S. dollar-denominated currency contracts which expired ratably on a monthly basis from February 2018 through December 2018. There were no such contracts at September 30, 2019 or December 31, 2018.

The Company entered into on behalf of one of its European Electronics subsidiaries, whose functional currency is the euro, U.S. dollar-denominated currency contracts which expired ratably on a monthly basis from February 2018 through December 2018. There were no such contracts at September 30, 2019 or December 31, 2018.

Mexican peso-denominated Foreign Currency Forward Contracts – Cash Flow Hedge

The Company holds Mexican peso-denominated foreign currency forward contracts with a notional amount at September 30, 2019 of $1,489 which expire ratably on a monthly basis from October 2019 through December 2019, compared to a notional amount of $9,017 at December 31, 2018.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company evaluated the effectiveness of the Mexican peso-denominated foreign currency forward contracts held as of September 30, 2019 and December 31, 2018 and concluded that the hedges were highly effective.

The notional amounts and fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

			Prepaid expenses		Accrued expenses and
	Notional amounts (A)		and other current assets		other current liabilities
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2019	2018	2019	2018	2019	2018
Derivatives designated as hedging instruments:
Cash flow hedges:
Forward currency contracts	$1,489	$9,017	$121	$370	$-	$-
(A)	Notional amounts represent the gross contract of the derivatives outstanding in U.S. dollars.

Gross amounts recorded for the cash flow hedges in other comprehensive income (loss) and in net income for the three months ended September 30 are as follows:

			Gain reclassified from
	Gain (loss) recorded in other		other comprehensive income
	comprehensive income (loss)		(loss) into net income (A)
	2019	2018	2019	2018
Derivatives designated as cash flow hedges:
Forward currency contracts	$(29)	$637	$131	$558

Gross amounts recorded for the cash flow hedges in other comprehensive income (loss) and in net income for the nine months ended September 30 are as follows:

			Gains reclassified from
	Gain recorded in other		other comprehensive income
	comprehensive income		into net income (A)
	2019	2018	2019	2018
Derivatives designated as cash flow hedges:
Forward currency contracts	$397	$1,819	$646	$933

(A) Gains reclassified from other comprehensive income (loss) into net income recognized in cost of goods sold (“COGS”) in the Company’s condensed consolidated statements of operations were $131 and $521 for the three and nine months ended September 31, 2019, respectively. Gains reclassified from other comprehensive income (loss) into net income recognized in design and development (“D&D”) in the Company’s condensed consolidated statements of operations were $0 and $125 for the three and nine months ended September 30, 2019. Gains reclassified from other comprehensive income (loss) into net income recognized in COGS in the Company’s condensed consolidated statements of operations were $495 and $834 for the three and nine months ended September 30, 2018, respectively. Gains reclassified from other comprehensive income (loss) into net income recognized in D&D in the Company’s condensed consolidated statements of operations were $63 and $99 for the three and nine months ended September 30, 2018, respectively.

The net deferred gain of $121 on the cash flow hedge derivatives will be reclassified from other comprehensive income (loss) to the condensed consolidated statements of operations through December 2019.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

				September 30,	December 31,
		2019			2018
		Fair values estimated using
		Level 1	Level 2	Level 3
	Fair value	inputs	inputs	inputs	Fair value
Financial assets carried at fair value:
Forward currency contracts	$121	$-	$121	$-	$370
Total financial assets carried at fair value	$121	$-	$121	$-	$370

Financial liabilities carried at fair value:
Earn-out consideration	$11,178	$-	$-	$11,178	$18,672
Total financial liabilities carried at fair value	$11,178	$-	$-	$11,178	$18,672

The following table sets forth a summary of the change in fair value of the Company’s Level 3 financial liabilities related to earn-out consideration that are measured at fair value on a recurring basis.

	Orlaco	PST	Total
Balance at December 31, 2018	$8,602	$10,070	$18,672
Change in fair value	-	1,862	1,862
Foreign currency adjustments	(128)	(754)	(882)
Earn-out consideration cash payment	(8,474)	-	(8,474)
Balance at September 30, 2019	$-	$11,178	$11,178

	Orlaco	PST	Total
Balance at December 31, 2017	$8,637	$12,109	$20,746
Change in fair value	369	1,549	1,918
Foreign currency adjustments	(300)	(2,362)	(2,662)
Balance at September 30, 2018	$8,706	$11,296	$20,002

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company will be required to pay the PST earn-out consideration, which is not capped, based on PST’s financial performance in either 2020 or 2021. The fair value of the PST earn-out consideration is based on discounted cash flows utilizing forecasted earnings before interest, depreciation and amortization (“EBITDA”) in 2020 and 2021 using the key inputs of forecasted sales and expected operating income reduced by the market required rate of return. The earn-out consideration obligation related to PST is recorded within other long-term liabilities in the condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018. The fair value of the Orlaco earn-out consideration was based on a Monte Carlo simulation utilizing forecasted EBITDA for the 2017 and 2018 earn-out period as well as a growth rate reduced by the market required rate of return. The earn-out consideration obligation related to Orlaco was recorded within other current liabilities in the condensed consolidated balance sheet as of December 31, 2018. The change in fair value of the earn-out considerations are recorded within selling, general and administrative (“SG&A”) expense in the condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018.

The earn-out consideration obligation related to Orlaco of $8,474 was paid in March 2019 and recorded in the condensed consolidated statement of cash flows within operating and financing activities in the amounts of $5,080 and $3,394, respectively, for the nine months ended September 30, 2019.

The Orlaco earn-out consideration reached the capped amount of €7,500 as of the quarter ended March 31, 2018 due to actual performance exceeding forecasted performance and remained at the capped amount until it was paid out in March 2019. The change in fair value of the earn-out consideration for PST was due to the reduced time from the current period end to the payment date, offset by adverse foreign currency translation. The foreign currency impact for the PST earn-out considerations is included in other (income) expense, net in the condensed consolidated statements of operations.

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the nine months ended September 30, 2019.

(6) Share-Based Compensation

Compensation expense for share-based compensation arrangements, which is recognized in the condensed consolidated statements of operations as a component of SG&A expenses, was $1,105 and $1,376 for the three months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 total share-based compensation was $4,699 compared to $4,214 for the nine months ended September 30, 2018. Total share-based compensation for the nine months ended September 30, 2019 included accelerated expense associated with the retirement of eligible employees of $674 and the nine months ended September 30, 2018 included income for forfeiture of certain grants associated with employee resignations.

(7) Debt

Debt consisted of the following at September 30, 2019 and December 31, 2018:

	September 30,	December 31,	Interest rates at
	2019	2018	September 30, 2019	Maturity
Revolving Credit Facility
Credit Facility	$108,500	$96,000	3.07 - 3.12%	June 2024

Debt
PST short-term obligations	149	989	6.00%	December 2019
PST long-term notes	1,063	1,527	7.00%	November 2021
Suzhou short-term credit line	2,099	-	4.70% - 5.00%	August 2020
Total debt	3,311	2,516
Less: current portion	(2,752)	(1,533)
Total long-term debt, net	$559	$983

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Revolving Credit Facility

On September 12, 2014, the Company entered into a Third Amended and Restated Credit Agreement (the “Amended Agreement”). The Amended Agreement provided for a $300,000 revolving credit facility, which replaced the Company’s $100,000 asset-based credit facility and included a letter of credit subfacility, swing line subfacility and multicurrency subfacility.

On June 5, 2019, the Company entered into the Fourth Amended and Restated Credit Agreement (the “2019 Credit Facility”). The 2019 Credit Facility provides for a $400,000 senior secured revolving credit facility and it replaced and superseded the Amended Agreement. The 2019 Credit Facility has an accordion feature which allows the Company to increase the availability by up to $150,000 upon the satisfaction of certain conditions and includes a letter of credit subfacility, swing line subfacility and multicurrency subfacility. The 2019 Credit Facility has a termination date of June 5, 2024. In 2019, the Company capitalized $1,342 of deferred financing costs as a result of entering into the 2019 Credit Facility. In connection with the 2019 Credit Facility, the Company wrote off a portion of the previously recorded deferred financing costs of $275 in interest expense, net during the nine months ended September 30, 2019. Borrowings under the 2019 Credit Facility bear interest at either the Base Rate or the LIBOR rate, at the Company’s option, plus the applicable margin as set forth in the 2019 Credit Facility. The 2019 Credit Facility contains certain financial covenants that require the Company to maintain less than a maximum leverage ratio and more than a minimum interest coverage ratio.

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

Borrowings outstanding on the 2019 Credit Facility and the Amended Agreement as applicable, were $108,500 and $96,000 at September 30, 2019 and December 31, 2018, respectively.

The Company was in compliance with all credit facility covenants at September 30, 2019 and December 31, 2018.

The Company also has outstanding letters of credit of $1,815 at both September 30, 2019 and December 31, 2018.

Debt

PST maintains short-term obligations and long-term notes used for working capital purposes which have fixed or variable interest rates. The weighted-average interest rates of short term and long-term debt of PST at September 30, 2019 was 6.0% and 7.0%. Depending on the specific note, interest is payable either monthly or annually. Principal repayments on PST debt at September 30, 2019 are as follows: $653 from October 2019 through September 2020, $120 from October 2020 through December 2020 and $439 in 2021.

The Company’s wholly-owned subsidiary located in Stockholm, Sweden, has an overdraft credit line which allows overdrafts on the subsidiary’s bank account up to a maximum level of 20,000 Swedish krona, or $2,032 and $2,259, at September 30, 2019 and December 31, 2018, respectively. At September 30, 2019 and December 31, 2018, there was no balance outstanding on this overdraft credit line.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s wholly-owned subsidiary located in Suzhou, China, has two credit lines (the “Suzhou credit line”) which allow up to a maximum borrowing level of 60,000 Chinese yuan, or $8,394 at September 30, 2019. At September 30, 2019 there was $2,099 in borrowing outstanding on the Suzhou credit line with a weighted-average interest rate of 4.80%. The Suzhou credit line is included on the condensed consolidated balance sheet within current portion of debt. At December 31, 2018, there was no balance outstanding on these credit lines.

The Company was in compliance with all debt covenants at September 30, 2019 and December 31, 2018.

(8) Leases

The Company has various cancelable and noncancelable leased assets within all segments, which include certain properties, vehicles and equipment of which are all classified as operating leases. Payments for these leases are generally fixed; however, several of our leases are composed of variable lease payments including index-based payments or inflation-based payments based on a Consumer Price Index (“CPI”) or other escalators. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

The components of lease expense are as follows:

	Three months ended	Nine months ended
	September 30, 2019	September 30, 2019
Operating lease cost	$1,345	$4,241
Short-term lease cost	114	415
Variable lease cost	99	279
Total lease cost	$1,558	$4,935

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Balance Sheet information related to leases is as follows:

As of September 30, 2019
Assets:
Operating lease right-of-use assets	$20,899

Liabilities:
Operating lease current liability, included in other current liabilities	4,188
Operating lease long-term liability	17,059
Total leased liabilities	$21,247

Maturities of operating lease liabilities are as follows:

As of September 30, 2019
Year ending December 31,
2019 (1)	$1,310
2020	4,680
2021	4,068
2022	3,115
2023	3,062
Thereafter	9,881
Total future minimum lease payments	$26,116
Less: imputed interest	(4,869)
Total lease liabilities	$21,247

(1) For the remaining three months

Weighted-average remaining lease term and discount rate is as follows:

As of September 30, 2019
Weighted-average remaining lease term (in years)
Operating leases	6.93
Weighted-average discount rate
Operating leases	5.77%

Other information:

Nine months ended	September 30, 2019
Operating cash flows:
Cash paid related to operating lease obligations	$4,265
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$5,327

(9) Earnings Per Share

Basic earnings per share was computed by dividing net income by the weighted-average number of Common Shares outstanding for each respective period. Diluted earnings per share was calculated by dividing net income by the weighted-average of all potentially dilutive Common Shares that were outstanding during the periods presented.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Weighted-average Common Shares outstanding used in calculating basic and diluted earnings per share were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Basic weighted-average Common Shares outstanding	27,369,824	28,452,807	27,928,760	28,383,843
Effect of dilutive shares	425,687	612,239	496,484	689,257
Diluted weighted-average Common Shares outstanding	27,795,511	29,065,046	28,425,244	29,073,100

There were 578,966 and 626,500 performance-based right to receive Common Shares outstanding at September 30, 2019 and 2018, respectively. The right to receive Common Shares are included in the computation of diluted earnings per share based on the number of Common Shares that would be issuable if the end of the quarter were the end of the contingency period.

(10)  Equity and Accumulated Other Comprehensive Loss

Common Share Repurchase

On October 26, 2018, the Company’s Board of Directors authorized the Company to repurchase up to $50,000 of Common Shares. Thereafter, on May 7, 2019, the Company entered into a Master Confirmation (the “Master Confirmation”) and a Supplemental Confirmation, together with the Master Confirmation, the Accelerated Share Repurchase Agreement (“ASR Agreement”), with Citibank N.A. (the “Bank”) to purchase Company Common Shares for a payment of $50,000 (the “Prepayment Amount”). Under the terms of the ASR Agreement, on May 7, 2019, the Company paid the Prepayment Amount to the Bank and received on May 8, 2019 an initial delivery of 1,349,528 Company Common Shares, which is approximately 80% of the total number of Company Common Shares expected to be repurchased under the ASR Agreement based on the closing price of the Company’s Common Shares on May 7, 2019. These Common Shares became treasury shares and were recorded as a $40,000 reduction to shareholder’s equity. The remaining $10,000 of the Prepayment Amount was recorded as a reduction to shareholders’ equity as an unsettled forward contract indexed to our Common Shares. The Company excluded the potential share impact of the remaining shares from the computation of diluted earnings per share as these Common Shares are anti-dilutive for both the three and nine months ended September 30, 2019.

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

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss for the three months ended September 30, 2019 and 2018 were as follows:

	Foreign	Unrealized
	currency	gain (loss)
	translation	on derivatives	Total
Balance at July 1, 2019	$(87,537)	$222	$(87,315)
Other comprehensive loss before reclassifications	(11,727)	(23)	(11,750)
Amounts reclassified from accumulated other comprehensive loss	-	(103)	(103)
Net other comprehensive loss, net of tax	(11,727)	(126)	(11,853)
Balance at September 30, 2019	$(99,264)	$96	$(99,168)

Balance at July 1, 2018	$(82,944)	$493	$(82,451)
Other comprehensive (loss) income before reclassifications	(3,339)	258	(3,081)
Amounts reclassified from accumulated other comprehensive loss	-	(226)	(226)
Net other comprehensive (loss) income, net of tax	(3,339)	32	(3,307)
Balance at September 30, 2018	$(86,283)	$525	$(85,758)

Changes in accumulated other comprehensive loss for the nine months ended September 30, 2019 and 2018 were as follows:

	Foreign	Unrealized
	currency	gain (loss)
	translation	on derivatives	Total
Balance at January 1, 2019	$(86,044)	$292	$(85,752)
Other comprehensive (loss) income before reclassifications	(13,220)	313	(12,907)
Amounts reclassified from accumulated other comprehensive loss	-	(509)	(509)
Net other comprehensive loss, net of tax	(13,220)	(196)	(13,416)
Balance at September 30, 2019	(99,264)	$96	$(99,168)

Balance at January 1, 2018	$(69,417)	$(143)	$(69,560)
Other comprehensive (loss) income before reclassifications	(16,866)	1,372	(15,494)
Amounts reclassified from accumulated other comprehensive loss	-	(704)	(704)
Net other comprehensive (loss) income, net of tax	(16,866)	668	(16,198)
Balance at September 30, 2018	$(86,283)	$525	$(85,758)

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

As a result of environmental studies performed at the Company’s former facility located in Sarasota, Florida, the Company became aware of soil and groundwater contamination at the site and engaged an environmental engineering consultant to develop a remediation and monitoring plan for the site. Soil remediation at the site was completed during the year ended December 31, 2010. A remedial action plan was approved by the Florida Department of Environmental Protection and groundwater remediation began in the fourth quarter of 2015. During the three and nine months ended September 30, 2019 and 2018, environmental remediation costs incurred were immaterial. At September 30, 2019 and December 31, 2018, the Company accrued a remaining undiscounted liability of $106 and $111, respectively, related to future remediation costs which were recorded as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheets. Costs associated with the recorded liability will be incurred to complete the groundwater remediation, with the balance relating to monitoring costs to be incurred over multiple years. The recorded liability is based on assumptions in the remedial action plan. Although the Company sold the Sarasota facility and related property in December 2011, the liability to remediate the site contamination remains the responsibility of the Company. Due to the ongoing site remediation, the Company is currently required to maintain a $1,489 letter of credit for the benefit of the buyer.

The Company’s PST subsidiary has civil, labor and other non-income tax contingencies for which the likelihood of loss is deemed to be reasonably possible, but not probable, by the Company’s legal advisors in Brazil. As a result, no provision has been recorded with respect to these contingencies, which amounted to R$31,200 ($7,500) and R$29,700 ($7,600) at September 30, 2019 and December 31, 2018, respectively. An unfavorable outcome on these contingencies could result in significant cost to the Company and adversely affect its results of operations.

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

Loss recoveries related to the damage of inventory and incremental costs included in costs of sales were not significant for the three months and nine months ended September 30, 2019 and 2018, respectively. There were no loss recoveries and insurance gain contingencies recognized in the three and nine months ended September 30, 2019 and 2018 related to the damage of property, plant and equipment included within SG&A expense. As of December 31, 2017, the Company had confirmation of the open insurance claim and recorded a receivable of $1,644. The cash payment was subsequently collected in January 2018. Cash proceeds related to the damage of inventory and incremental costs were $241 for the nine months ended September 30, 2018 and are included in cash flows from operating activities. Cash proceeds related to the damage of property, plant and equipment of $1,403 for the nine months ended September 30, 2018, were included in cash flows from investing activities. Cash proceeds received during the three and nine months ended September 30, 2019 were immaterial.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Product Warranty and Recall

Amounts accrued for product warranty and recall claims are established based on the Company’s best estimate of the amounts necessary to settle existing and future claims on products sold as of the balance sheet dates. These accruals are based on several factors including past experience, production changes, industry developments and various other considerations including insurance coverage. The Company can provide no assurances that it will not experience material claims or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued or beyond what the Company may recover from its suppliers. The current portion of product warranty and recall is included as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheets. Product warranty and recall included $3,071 and $3,283 of a long-term liability at September 30, 2019 and December 31, 2018, respectively, which is included as a component of other long-term liabilities in the condensed consolidated balance sheets.

The following provides a reconciliation of changes in product warranty and recall liability:

Nine months ended September 30,	2019	2018
Product warranty and recall at beginning of period	$10,494	$9,979
Accruals for warranties established during period	5,049	4,207
Aggregate changes in pre-existing liabilities due to claim developments	1,124	573
Settlements made during the period	(5,310)	(4,259)
Foreign currency translation	(515)	(562)
Product warranty and recall at end of period	$10,842	$9,938

Brazilian Indirect Tax

In March 2017, the Supreme Court of Brazil issued a decision concluding that a certain state value added tax should not be included in the calculation of federal gross receipts taxes. The decision reduced PST’s gross receipts tax prospectively and, potentially, retrospectively. In April 2019, the Company received judicial notification that the Superior Judicial Court of Brazil rendered a favorable decision on PST’s case granting the Company the right to recover, through offset of federal tax liabilities, amounts collected by the government from June 2010 to February 2017. Based on the Company’s determination that these tax credits will be used prior to expiration, we recorded a pre-tax benefit of $6,473 as a reduction to SG&A expense which is inclusive of related interest income of $2,392, net of applicable professional fees of $990 in the nine months ended September 30, 2019. Timing of realization of these recoveries is dependent upon the timing of administrative approvals and generation of federal tax liabilities eligible for offset.

The Brazilian tax authorities have sought clarification before the Supreme Court of Brazil (in a leading case involving another taxpayer) of certain matters that could affect the rights of Brazilian taxpayers regarding these credits, and a hearing is scheduled for December 2019. If the Brazilian tax authorities challenge our rights to these credits, we may become subject to new litigation that could impact the amount ultimately realized by PST.

(12) Business Realignment and Restructuring

On January 10, 2019, the Company committed to a restructuring plan that will result in the closure of the Canton, Massachusetts facility (“Canton Facility”) which is expected by March 31, 2020 and the consolidation of manufacturing operations at that site into other Company locations (“Canton Restructuring”).  Company management informed employees at the Canton Facility of this restructuring decision on January 11, 2019. The estimated costs for the Canton Restructuring include employee severance and termination costs, contract terminations costs, professional fees and other related costs.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company recognized expense of $3,607 and $9,275, respectively, for the three and nine months ended September 30, 2019 as a result of these actions for employee termination benefits and other restructuring related costs. For the three months ended September 30, 2019 severance and other restructuring related costs of $2,567, $287 and $753 were recognized in COGS, SG&A and D&D, respectively, in the condensed consolidated statement of operations.  For the nine months ended September 30, 2019 severance and other related restructuring costs of $6,173, $762 and $2,340 were recognized in COGS, SG&A and D&D, respectively, in the condensed consolidated statement of operations. The estimated additional cost of the Canton Facility restructuring plan, that will impact the Control Devices segment, is between $1,900 and $3,000 and will be incurred through 2020.

The expenses for the 2019 Canton Restructuring that relate to the Control Devices reportable segment include the following:

	Accrual as of	2019 Charge	Utilization		Accrual as of
	January 1, 2019	to Expense	Cash	Non-Cash	September 30, 2019
Employee termination benefits	$-	$6,967	$(1,371)	$-	$5,596
Other related costs	-	2,308	(2,226)	-	-
Total	$-	$9,275	$(3,597)	$-	$5,596

In the fourth quarter of 2018, the Company undertook restructuring actions for the Electronics segment affecting the European Aftermarket business and China operations.  The Company recognized expense of $157 and $469, respectively, for the three and nine months ended September 30, 2019 as a result of these actions for severance, contract termination costs, accelerated depreciation of fixed assets and other related costs.  Electronics segment restructuring costs were recognized in SG&A in the condensed consolidated statement of operations for the three and nine months ended September 30, 2019. The Company expects to incur approximately $600 of additional restructuring costs related to these actions through 2020.

The expenses for the 2019 restructuring activities that relate to the Electronics reportable segment include the following:

	Accrual as of	2019 Charge to	Utilization		Accrual as of
	January 1, 2019	Expense (Income)	Cash	Non-Cash	September 30, 2019
Employee termination benefits	$520	$(30)	$(442)	$3	$51
Accelerated depreciation	-	289	-	(289)	-
Contract termination costs	17	24	(41)	-	-
Other related costs	119	186	(305)	-	-
Total	$656	$469	$(788)	$(286)	$51

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

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Business realignment charges by reportable segment were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Control Devices (A)	$(37)	$32	$512	$160
Electronics (B)	-	(80)	-	215
PST (C)	-	35	-	354
Unallocated Corporate (D)	392	-	1,005	-
Total business realignment charges	$355	$(13)	$1,517	$729

(A)	Severance benefit for the three months ended September 30, 2019 related to COGS and D&D were $(27) and $(10), respectively. Severance costs for the nine months ended September 30, 2019 related to SG&A were $512. Severance costs for the nine months ended September 30, 2018 related to D&D were $128. Severance costs for the three and nine months ended September 30, 2018 related to SG&A were $32.
(B)	Severance costs (benefit) for the three and nine months ended September 30, 2018 related to SG&A were $(80) and $215, respectively.
(C)	Severance costs for the three and nine months ended September 30, 2018 related to SG&A were $19 and $312, respectively. Severance costs for the three and nine months ended September 30, 2018 related to COGS were $16 and $42, respectively.
(D)	Severance costs for the three and nine months ended September 30, 2019 related to SG&A were $392 and $1,005.

Business realignment charges classified by statement of operations line item were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Cost of goods sold	$(27)	$16	$-	$42
Selling, general and administrative	392	(29)	1,517	559
Design and development	(10)	-	-	128
Total business realignment charges	$355	$(13)	$1,517	$729

(13) Income Taxes

The Company recognized income tax expense of $1,450 and $3,467 for U.S. federal, state and foreign income taxes for the three months ended September 30, 2019 and 2018, respectively. The decrease in income tax expense for the three months ended September 30, 2019 compared to the same period for 2018 was primarily related to reduced pre-tax earnings from operations. The effective tax rate decreased to 17.9% in the third quarter of 2019 from 20.7% in the third quarter of 2018 primarily due to the impact of certain tax incentives, which did not impact the third quarter of 2018.

The Company recognized income tax expense of $12,351 and $10,520 for U.S. federal, state and foreign income taxes for the nine months ended September 30, 2019 and 2018, respectively. The increase in income tax expense for the nine months ended September 30, 2019 compared to the same period for 2018 was primarily related to the sale of Non-core Products on April 1, 2019. The effective tax rate decreased to 18.0% in the first nine months of 2019 from 20.1% in the first nine months of 2018 due to the impact of certain tax incentives, which did not impact the first nine months of 2018.

The Company has concluded that it is reasonably possible that its future provision for income taxes may be significantly impacted by changes to valuation allowance in certain countries within the following twelve months.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The accounting policies of the Company’s reportable segments are the same as those described in Note 2, “Summary of Significant Accounting Policies” of the Company’s 2018 Form 10-K. The Company’s management evaluates the performance of its reportable segments based primarily on revenues from external customers, capital expenditures and operating income. Inter-segment sales are accounted for on terms similar to those to third parties and are eliminated upon consolidation.

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

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of financial information by reportable segment is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Net Sales:
Control Devices	$108,690	$108,402	$332,876	$333,715
Inter-segment sales	1,185	1,556	5,124	6,218
Control Devices net sales	109,875	109,958	338,000	339,933
Electronics	78,154	81,587	260,560	261,928
Inter-segment sales	8,867	9,067	27,914	29,310
Electronics net sales	87,021	90,654	288,474	291,238
PST	16,542	18,864	50,488	59,742
Inter-segment sales	-	-	6	2
PST net sales	16,542	18,864	50,494	59,744
Eliminations	(10,052)	(10,623)	(33,044)	(35,530)
Total net sales	$203,386	$208,853	$643,924	$655,385
Operating Income (Loss):
Control Devices	$9,767	$16,297	$66,082	$51,336
Electronics	7,661	8,951	24,247	25,107
PST	(451)	668	6,633	1,553
Unallocated Corporate (A)	(7,654)	(7,604)	(26,754)	(23,656)
Total operating income	$9,323	$18,312	$70,208	$54,340
Depreciation and Amortization:
Control Devices	$3,310	$3,070	$9,601	$8,762
Electronics	2,708	2,213	7,615	6,756
PST	1,571	1,583	4,791	5,828
Unallocated Corporate	297	200	726	596
Total depreciation and amortization (B)	$7,886	$7,066	$22,733	$21,942
Interest (Income) Expense, net:
Control Devices	$189	$19	$566	$56
Electronics	79	32	198	89
PST	69	230	118	762
Unallocated Corporate	812	874	2,271	2,772
Total interest expense, net	$1,149	$1,155	$3,153	$3,679
Capital Expenditures:
Control Devices	$3,175	$3,938	$10,709	$12,996
Electronics	5,473	725	12,567	4,892
PST	1,243	522	2,867	2,477
Unallocated Corporate(C)	683	786	1,910	2,451
Total capital expenditures	$10,574	$5,971	$28,053	$22,816

	September 30,	December 31,
	2019	2018
Total Assets:
Control Devices	$194,016	$175,708
Electronics	276,763	265,838
PST	85,739	81,002
Corporate (C)	359,351	359,837
Eliminations	(321,865)	(322,866)
Total assets	$594,004	$559,519

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present net sales and long-term assets for each of the geographic areas in which the Company operates:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Net Sales:
North America	$115,816	$119,475	$358,476	$364,789
South America	16,542	18,864	50,488	59,742
Europe and Other	71,028	70,514	234,960	230,854
Total net sales	$203,386	$208,853	$643,924	$655,385

	September 30,	December 31,
	2019	2018
Long-term Assets:
North America	$92,575	$86,763
South America	48,174	45,408
Europe and Other	122,013	107,171
Total long-term assets	$262,762	$239,342
(A)	Unallocated Corporate expenses include, among other items, accounting/finance, human resources, information technology and legal costs as well as share-based compensation.
(B)	These amounts represent depreciation and amortization on property, plant and equipment and certain intangible assets.
(C)	Assets located at Corporate consist primarily of cash, intercompany loan receivables, fixed assets for the corporate headquarter building, leased assets, information technology assets, equity investments and investments in subsidiaries.

(15) Investments

Minda Stoneridge Instruments Ltd.

The Company has a 49% equity interest in Minda Stoneridge Instruments Ltd. (“MSIL”), a company based in India that manufactures electronics, instrumentation equipment and sensors primarily for the motorcycle, commercial vehicle and automotive markets. The investment is accounted for under the equity method of accounting. The Company’s investment in MSIL, recorded as a component of investments and other long-term assets, net on the condensed consolidated balance sheets, was $12,351 and $11,288 at September 30, 2019 and December 31, 2018, respectively. Equity in earnings of MSIL included in the condensed consolidated statements of operations was $318 and $249, for the three months ended September 30, 2019 and 2018, respectively. Equity in earnings of MSIL included in the condensed consolidated statements of operations was $1,230 and $1,435, for the nine months ended September 30, 2019 and 2018, respectively.

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

PST has dividends payable to former noncontrolling interest holders of Brazilian real (“R$”) 23,871 ($5,745) and R$23,204 ($5,980) as of September 30, 2019 and December 31, 2018, respectively. The dividends payable balance includes R$668 ($162) and R$766 ($189) in monetary correction for the nine months ended September 30, 2019 and 2018, respectively. The dividend is payable on or before January 1, 2020 and is subject to monetary correction based on the Brazilian National Extended Consumer Price inflation index (“IPCA”). The dividend payable related to PST is recorded within other current liabilities on the condensed consolidated balance sheet.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Investments

In December 2018, the Company entered into an agreement to make a $10,000 investment in a fund managed by Autotech Ventures (“Autotech”), a venture capital firm focused on ground transportation technology which is accounted for in accordance with ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10)”. This investment does not have a readily determinable fair value and is measured at cost, less impairments, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. The Company’s $10,000 investment in the Autotech fund will be contributed over the expected ten-year life of the fund. The Company contributed $1,200 to the Autotech fund during the nine months ended September 30, 2019. The Autotech investment recorded in investments and other long-term assets in the condensed consolidated balance sheets was $1,653 and $437 as of September 30, 2019 and December 31, 2018, respectively.

(16) Disposal of Non-Core Products

On April 1, 2019, the Company entered into an Asset Purchase Agreement (the “APA”) by and among the Company, the Company’s wholly owned subsidiary, Stoneridge Control Devices, Inc. (“SCD”), and Standard Motor Products, Inc. (“SMP”). On the same day pursuant to the APA, in exchange for $40,000 (subject to a post-closing inventory adjustment) and the assumption of certain liabilities, the Company and SCD sold to SMP, product lines and assets related to certain non-core switches and connectors (the “Non-core Products”). On April 1, 2019, the Company and SMP also entered into certain ancillary agreements, including a transition services agreement, a contract manufacturing agreement and a supply agreement, pursuant to which the Company will provide and be compensated for certain manufacturing, transitional, and administrative and support services to SMP on a short-term basis. The products related to the Non-core Products were manufactured in Juarez, Mexico and Canton, Massachusetts, and include ball switches, ignition switches, rotary switches, courtesy lamps, toggle switches, headlamp switches and other related components.

On April 1, 2019, the Company’s Control Devices segment recognized net sales and costs of goods sold of $4,160 and $2,775, respectively, for the one-time sale of Non-core Product finished goods inventory and a gain on disposal of $33,921 for the sale of fixed assets, intellectual property and customer lists associated with the Non-core Products less transaction costs. During the three months ended March 31, 2019, the Company recognized transaction costs associated with the disposal of Control Devices’ Non-core Products of $322 within SG&A.

The Company received $675 and $1,350 for services provided pursuant to the transition services agreement which were recognized as a reduction in SG&A for the three and nine months ended September 30, 2019, respectively. Pursuant to the contract manufacturing agreement, the Company recognized sales and operating income for the production of Non-core Products of $10,770 and $1,072 for the three months ended September 30, 2019, respectively, and $19,824 and $1,072 for the nine months ended September 30, 2019, respectively.  The Company also received $170 for reimbursement of retention costs from SMP pursuant to the contract manufacturing agreement which was recognized as a reduction to SG&A for both the three and nine months ended September 30, 2019.

Non-core Product net sales and operating income, including sales to SMP pursuant to the contract manufacturing agreement were $10,770 and $1,072 for the three months ended September 30, 2019, respectively, and $11,071 and $2,334, for the three months ended September 30, 2018, respectively. Non-core Products net sales and operating income, including sales to SMP pursuant to the contract manufacturing agreement were $35,080 and $4,445 for the nine months ended September 30, 2019, respectively, and $34,200 and $7,059 for the nine months ended September 30, 2018, respectively.

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

Third Quarter Overview

The Company had net income of $6.7 million, or $0.24 per diluted share, for the three months ended September 30, 2019.

Net income decreased by $6.6 million, or $0.22 per diluted share, from $13.3 million, or $0.46 per diluted share, for the three months ended September 30, 2018 primarily due to a decrease in net sales and an increase in restructuring costs of $3.6 million, or $0.13 per diluted share, mostly related to our previously announced closure of our Canton facility (“Canton Restructuring”). Pursuant to the Company’s Common Share repurchase program, we purchased 1,349,528 outstanding Common Shares on May 8, 2019 which increased earnings per share by reducing 2019 diluted weighted-average shares outstanding.

Net sales decreased by $5.5 million, or 2.6%, while our operating income decreased by $9.0 million, or 49.1%.

Our Control Devices segment net sales increased by 0.3% primarily due to higher sales volume in our China automotive market and North American and European commercial vehicle markets which were offset by decreased sales volume in the North American automotive market, primarily due to certain program volume reductions related to the legacy Shift-by-Wire programs, and unfavorable pricing. Segment gross margin decreased due to Canton Restructuring costs, higher expediting costs and the impact of Non-core product sales pursuant to the contract manufacturing agreement at a fixed margin of 10.0%. Segment operating income decreased by 40.1% relative to the third quarter of 2018.

Our Electronics segment net sales decreased by 4.2% primarily due to unfavorable foreign currency translation offset by an increase in sales volume in our North American commercial vehicle market. Segment gross margin decreased due to lower sales and an unfavorable product mix and higher material costs for electronic components. Operating income for the segment decreased by 14.4% relative to the third quarter of 2018 due to lower gross margin offset by lower design and development (“D&D”) expenses from the capitalization of software development costs.

Our PST segment net sales decreased by 12.3% due to lower volumes for our Argentina aftermarket channel, alarm and audio products as well as lower monitoring products and service revenues. This decrease was offset by favorable foreign currency translation. Segment gross margin declined due to the reduction in sales and higher labor and overhead costs.  Operating loss increased compared to the third quarter of 2018 primarily due to lower gross margin.

In the third quarter of 2019, SG&A expenses decreased by $1.6 million mostly due to our Control Devices segment receiving transition service fees and retention reimbursement of $0.9 million in connection with the disposal of Non-core Products as well as lower incentive compensation at unallocated corporate offset by an increase in restructuring costs for the Canton Restructuring of $0.3 million.

At September 30, 2019 and December 31, 2018, we had cash and cash equivalents balances of $55.3 million and $81.1 million, respectively. The decrease in cash and cash equivalents in the first nine months of 2019 was primarily due to the repurchase of our Common Shares and lower cash flows from operations as well as the cash payment of the Orlaco earn-out consideration which were offset by proceeds from the disposal of Non-core Products and net borrowings on the 2019 Credit Facility. At September 30, 2019 and December 31, 2018, we had $108.5 million and $96.0 million, respectively, in borrowings outstanding on the 2019 Credit Facility and the Amended Agreement, as applicable.

Outlook

The Company believes that focusing on products that address industry megatrends will have a positive impact on both our top-line growth and underlying margins.

The North American automotive market is expected to decrease slightly from 2018 to 16.7 million units in 2019. Based on our product mix, the Company expects sales volumes in our Control Devices segment to be consistent with the prior year excluding the impact of the sale of Non-core Products.

The North American commercial vehicle market increased in 2018 and we expect it to increase slightly in 2019 for the full year, however we expect lower volumes in the fourth quarter of 2019. We expect full year European commercial vehicle volumes to increase slightly compared with 2018, however we expect lower volumes in the fourth quarter of 2019.

Our PST segment revenues in the third quarter of 2019 decreased compared to the third quarter of 2018, mostly due to the lower volumes in most Brazilian served markets as well as the continued decline in the Argentinian economy. In October 2019, the International Monetary Fund (“IMF”) forecasted the Brazil gross domestic product to grow 0.9% in 2019 and 2.0% in 2020. We expect our served market channels to improve with improvements in the Brazilian economy. Our financial performance in our PST segment is also subject to uncertainty from movements in the Brazilian Real and Argentina Peso foreign currencies.

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

In January 2019, we committed to a restructuring plan that will result in the closure of our Canton, Massachusetts facility (“Canton Facility”) which is expected by March 31, 2020 and the consolidation of manufacturing operations at that site into other Company locations. The estimated costs for the Canton Restructuring include employee severance and termination costs, contract termination costs, professional fees and other related costs.  We recognized $3.6 million and $9.3 million of expense as a result of these actions during the three and nine months ended September 30, 2019, respectively. We expect to incur additional costs related to the Canton Restructuring of $1.9 million to $3.0 million through December 2020.

On April 1, 2019, the Company entered into an Asset Purchase Agreement (the “APA”) by and among the Company, the Company’s wholly owned subsidiary, Stoneridge Control Devices, Inc. (“SCD”), and Standard Motor Products, Inc. (“SMP”). On the same day pursuant to the APA, in exchange for $40.0 million (subject to a post-closing inventory adjustment) and the assumption of certain liabilities, the Company and SCD sold to SMP product lines and assets related to certain non-core switches and connectors (the “Non-core Products”). On April 1, 2019, the Company and SMP also entered into certain ancillary agreements, including a transition services agreement, a contract manufacturing agreement and a supply agreement, pursuant to which the Company will provide and be compensated for certain manufacturing, transitional, administrative and support services to SMP on a short-term basis. The products related to the Non-core Products were manufactured in Juarez, Mexico and Canton, Massachusetts, and include ball switches, ignition switches, rotary switches, courtesy lamps, toggle switches, headlamp switches and other related components. On April 1, 2019, the Company’s Control Devices segment recognized net sales and costs of goods sold of $4.2 million and $2.8 million, respectively, for the one-time sale of finished goods inventory and a gain on disposal of $33.9 million for the sale of fixed assets, intellectual property and customer lists associated with the Non-core Products less transaction costs.

On October 26, 2018 the Company announced a Board approved repurchase program authorizing Stoneridge to repurchase up to $50.0 million of our Common Shares. Thereafter, on May 7, 2019, we announced that the Company had entered into an accelerated share repurchase agreement with Citibank N.A. to repurchase an aggregate of $50.0 million of our Common Shares. Pursuant to the accelerated share repurchase agreement in the second quarter of 2019 we made an upfront payment of $50.0 million and received an initial delivery of 1,349,528 Common Shares which became treasury shares and were recorded as a $40.0 million reduction to shareholder’ equity. The remaining $10.0 million of the initial payment was recorded as a reduction to shareholders’ equity as an unsettled forward contract indexed to our Common Shares. The number of shares to be ultimately purchased by the Company will be determined based on the volume weighted-average price of our Common Shares during the terms of the transaction, minus an agreed upon discount between the parties. The program is expected to be completed by May 8, 2020.

In March 2017, the Supreme Court of Brazil issued a decision concluding that a certain state value added tax should not be included in the calculation of federal gross receipts taxes. The decision reduced PST’s gross receipts tax prospectively and, potentially, retrospectively. In April 2019, the Company received judicial notification that the Superior Judicial Court of Brazil rendered a favorable decision on PST’s case granting the Company the right to recover, through offset of federal tax liabilities, amounts collected by the government from June 2010 to February 2017. Based on the Company’s determination that these tax credits will be used prior to expiration, we recorded a pre-tax benefit of $6.5 million as a reduction to SG&A expense which is inclusive of related interest income of $2.4 million, net of applicable professional fees of $1.0 million in the nine months ended September 30, 2019. Timing of realization of these recoveries is dependent upon the timing of administrative approvals and generation of federal tax liabilities eligible for offset. The Brazilian tax authorities have sought clarification before the Supreme Court of Brazil (in a leading case involving another taxpayer) of certain matters that could affect the rights of Brazilian taxpayers regarding these credits, and a hearing is scheduled for December 2019. If the Brazilian tax authorities challenge our rights to these credits, we may become subject to new litigation that could impact the amount ultimately realized by PST.

In the fourth quarter of 2018, we undertook restructuring actions for our Electronics segment affecting our European Aftermarket business and China operations.  For the three months ended September 30, 2019, we recognized expense of $0.2 million as a result of these actions for related costs and non-cash accelerated depreciation. We expect to incur additional costs related to the Electronics segment restructuring actions of $0.6 million through 2020.

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

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

					Dollar
					increase /
Three months ended September 30,	2019		2018		(decrease)
Net sales	$203,386	100.0%	$208,853	100.0%	$(5,467)
Costs and expenses:
Cost of goods sold	151,531	74.5	145,568	69.7	5,963
Selling, general and administrative	30,978	15.2	32,589	15.6	(1,611)
Design and development	11,554	5.7	12,384	5.9	(830)
Operating income	9,323	4.6	18,312	8.8	(8,989)
Interest expense, net	1,149	0.6	1,155	0.6	(6)
Equity in earnings of investee	(318)	(0.2)	(249)	(0.1)	(69)
Other income, net	381	0.2	647	0.3	266
Income before income taxes	8,111	4.0	16,759	8.0	(8,648)
Provision for income taxes	1,450	0.7	3,467	1.7	(2,017)
Net income	$6,661	3.3%	$13,292	6.3%	$(6,631)

Net Sales. Net sales for our reportable segments, excluding inter-segment sales, are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Three months ended September 30,	2019		2018		(decrease)	(decrease)
Control Devices	$108,690	53.5%	$108,402	51.9%	$288	0.3%
Electronics	78,154	38.4	81,587	39.1	(3,433)	(4.2)%
PST	16,542	8.1	18,864	9.0	(2,322)	(12.3)%
Total net sales	$203,386	100.0%	$208,853	100.0%	$(5,467)	(2.6)%

Our Control Devices segment net sales increased slightly primarily due to an increase in sales volume in our China automotive market of $3.9 million and North American and European commercial vehicle markets of $1.5 million. This increase was partially offset by decreased sales volume in the North American automotive market of $4.3 million due to certain program volume reductions related to the legacy Shift-by-Wire programs, and unfavorable pricing of $0.8 million.

Our Electronics segment net sales decreased primarily due to an unfavorable foreign currency translation of $6.6 million and lower sales volume in our automotive market of $0.2 million. This decrease was partially offset by an increase in sales volume in our North American commercial vehicle market of $1.5 million and increased sales of European off-highway vehicle products of $1.9 million, respectively.

Our PST segment net sales decreased due to lower volumes for our Argentina aftermarket channel, alarm and audio products as well as lower monitoring products and service revenues. This decrease was offset by favorable foreign currency translation that increased sales by $0.1 million.

Net sales by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Three months ended September 30,	2019		2018		(decrease)	(decrease)
North America	$115,816	57.0%	$119,475	57.2%	$(3,659)	(3.1)%
South America	16,542	8.1	18,864	9.0	(2,322)	(12.3)%
Europe and Other	71,028	34.9	70,514	33.8	514	0.7%
Total net sales	$203,386	100.0%	$208,853	100.0%	$(5,467)	(2.6)%

The decrease in North American net sales was primarily attributable to a decrease in sales volume in our North American automotive market of $4.3 million resulting from certain program volume reductions and $0.6 million in our Electronics segment off-highway market offset by increased sales volume in our Electronics segment North American commercial vehicle market of $0.9 million and other North American volumes of $0.5 million. The decrease in net sales in South America was primarily due to lower volumes for our Argentina aftermarket channel, alarm and audio products as well as lower monitoring product and service revenues. This decrease was offset by favorable foreign currency translation that increased sales by $0.1 million. The increase in net sales in Europe and Other was primarily due to an increase in sales volume in our China automotive market of $3.9 million as well as an increase in our European commercial vehicle and off-highway markets of $2.6 million and $1.9 million, respectively. Additionally, Europe and Other sales were unfavorably impacted by foreign currency translation of $6.4 million.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased from the third quarter of 2018 and our gross margin decreased from 30.3% in the third quarter of 2018 to 25.5% in the third quarter of 2019. Our material cost as a percentage of net sales increased by 2.1% to 53.0% in the third quarter of 2019 compared to 50.9% in the third quarter of 2018. Direct material costs in our Control Devices segment was negatively impacted by unfavorable product mix including the impact of Non-core product sales pursuant to the contract manufacturing agreement at a fixed margin of 10.0% and purchase price variances while our Electronics segment was negatively impacted by unfavorable product mix and higher material costs for electronic components. Overhead as a percentage of net sales increased by 2.1% to 16.1% for the third quarter of 2019 compared to 14.0% for the third quarter of 2018 primarily due to the Canton Restructuring costs of $2.6 million offset by lower warranty expenses in our Control Devices segment.

Our Control Devices segment gross margin decreased due to an increase in direct material costs due to an unfavorable product mix including the impact of Non-core Product sales pursuant to the contract manufacturing agreement at a fixed margin of 10.0% and adverse purchase price variances and higher expediting costs primarily from Canton Restructuring costs of $2.6 million.

Our Electronics segment gross margin decreased primarily due to lower sales, an unfavorable product mix and higher material costs for electronic component shortages and higher overhead costs primarily from higher warranty costs.

Our PST segment gross margin decreased due to lower sales and an increase in labor and overhead costs offset by lower material costs.

Selling, General and Administrative (“SG&A”). SG&A expenses decreased by $1.6 million compared to the third quarter of 2018 primarily due to Control Devices receiving transition service fees and retention reimbursement of $0.9 million in connection with the disposal of Non-core Products and lower incentive compensation costs at unallocated corporate. This decrease was partially offset by an increase in restructuring costs related to the Canton restructuring of $0.3 million and unallocated corporate business realignment costs of $0.4 million during the current quarter.

Design and Development (“D&D”). D&D costs decreased by $0.8 million due to higher capitalization of software development costs of $1.6 million in the Electronics segment during the third quarter of 2019 which included $0.8 million of costs previously expensed in prior quarters of 2019. The decrease was partially offset by expenses in unallocated corporate for the establishment of the chief technology office.

Operating Income. Operating income (loss) is summarized in the following table by reportable segment (in thousands):

			Dollar	Percent
Three months ended September 30,	2019	2018	decrease	decrease
Control Devices	$9,767	$16,297	$(6,530)	(40.1)%
Electronics	7,661	8,951	(1,290)	(14.4)%
PST	(451)	668	(1,119)	(167.5)%
Unallocated corporate	(7,654)	(7,604)	(50)	(0.7)%
Operating income	$9,323	$18,312	$(8,989)	(49.1)%

Our Control Devices segment operating income decreased due to unfavorable product mix, adverse purchase price variances and higher Canton restructuring costs, offset by lower SG&A costs due to receiving transition service fees and retention reimbursement of $0.9 million in connection with the disposal of Non-core Products.

Our Electronics segment operating income decreased primarily due to lower sales and higher overhead costs offset by lower D&D costs and slightly lower SG&A costs.

Our PST segment operating loss increased primarily due to lower sales volumes and higher labor costs.

Our unallocated corporate operating loss slightly increased primarily from higher wages and consulting costs offset by lower incentive compensation costs.

Operating income by geographic location is summarized in the following table (in thousands):

			Dollar	Percent
Three months ended September 30,	2019	2018	decrease	decrease
North America	$1,895	$9,158	$(7,263)	(79.3)%
South America	(451)	668	(1,119)	(167.5)%
Europe and Other	7,879	8,486	(607)	(7.2)%
Operating income	$9,323	$18,312	$(8,989)	(49.1)%

Our North American operating results decreased due to lower sales in our automotive and off-highway markets as well as higher SG&A and D&D costs offset by higher sales volume in the North American commercial vehicle market. The increase in operating loss in South America was primarily due to lower sales volumes and higher labor costs. Our operating results in Europe and Other decreased primarily due to the unfavorable foreign currency translation impact on sales offset by higher sales in our commercial vehicle market.

Interest Expense, net. Interest expense, net remained consistent with 2018.

Equity in Earnings of Investee. Equity earnings for MSIL were $0.3 million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively.

Other Income, net. We record certain foreign currency transaction and forward currency hedge contract (gains) losses as a component of other income, net on the condensed consolidated statement of operations. Other income, net decreased by $0.2 million to $0.4 million in the third quarter of 2019 compared to other income, net of $0.6 million for the third quarter of 2018 primarily due to lower foreign currency transaction gains in our Electronics segment.

Provision for Income Taxes. We recognized income tax expense of $1.5 million and $3.5 million for federal, state and foreign income taxes for the third quarter of 2019 and 2018, respectively. The decrease in income tax expense for the three months ended September 30, 2019 compared to the same period for 2018 was primarily due to reduced pre-tax earnings from operations. The effective tax rate decreased to 17.9% in the third quarter of 2019 from 20.7% in the third quarter of 2018 primarily due to the impact of certain tax incentives, which did not impact the third quarter of 2018.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

					Dollar
					increase /
Nine months ended September 30,	2019		2018		(decrease)
Net sales	$643,924	100.0%	$655,385	100.0%	$(11,461)
Costs and expenses:
Cost of goods sold	474,389	73.7	456,713	69.7	17,676
Selling, general and administrative	94,088	14.6	105,106	16.0	(11,018)
Gain on disposal of non-core products, net	(33,599)	(5.2)	-	-	(33,599)
Design and development	38,838	6.0	39,226	6.0	(388)
Operating income	70,208	10.9	54,340	8.3	15,868
Interest expense, net	3,153	0.5	3,679	0.5	(526)
Equity in earnings of investee	(1,230)	(0.2)	(1,435)	(0.2)	205
Other income, net	(148)	-	(216)	-	68
Income before income taxes	68,433	10.6	52,312	8.0	16,121
Provision for income taxes	12,351	1.9	10,520	1.6	1,831
Net income	$56,082	8.7%	$41,792	6.4%	$14,290

Net Sales. Net sales for our reportable segments, excluding inter-segment sales, are summarized in the following table (in thousands):

					Dollar	Percent
Nine months ended September 30,	2019		2018		decrease	decrease
Control Devices	$332,876	51.7%	$333,715	50.9%	$(839)	(0.3)%
Electronics	260,560	40.5	261,928	40.0	(1,368)	(0.5)%
PST	50,488	7.8	59,742	9.1	(9,254)	(15.5)%
Total net sales	$643,924	100.0%	$655,385	100.0%	$(11,461)	(1.7)%

Our Control Devices segment net sales decreased primarily as a result of decreased sales volume in the North American automotive market of $15.1 million due to certain program volume reductions related to the legacy Shift-by-Wire programs, an unfavorable foreign currency translation of $0.8 million and decreased sales volume of $0.5 million in our agriculture market partially offset by the one-time sale of Non-core Product inventory of $4.2 million as well as sales volume increases in our European and North American commercial vehicle and China automotive markets of $4.0 million and $8.2 million, respectively.

Our Electronics segment net sales decreased primarily due to an unfavorable foreign currency translation of $13.8 million, a decrease in sales volume in our European commercial vehicle market of $1.0 million and unfavorable pricing of $0.4 million on products nearing the end of product life. The decrease was offset by an increase in sales volume in our North American commercial vehicle products of $6.4 million, increased sales of European and North American off-highway vehicle products of $5.9 million and $0.4 million, respectively, and an increase in sales volume in our China commercial vehicle market of $1.5 million.

Our PST segment net sales decreased due to lower volumes for our Argentina aftermarket channel, audio and alarm products, monitoring products and service revenues. This decrease was offset by higher volumes for our OEM and factory authorized dealer installer products.

Net sales by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Nine months ended September 30,	2019		2018		(decrease)	(decrease)
North America	$358,476	55.7%	$364,789	55.7%	$(6,313)	(1.7)%
South America	50,488	7.8	59,742	9.1	(9,254)	(15.5)%
Europe and Other	234,960	36.5	230,854	35.2	4,106	1.8%
Total net sales	$643,924	100.0%	$655,385	100.0%	$(11,461)	(1.7)%

The decrease in North American net sales was primarily attributable to a decrease in sales volume in our North American automotive market of $15.1 million resulting from certain program volume reductions as well as a decrease in sales volume in our North American agriculture market of $0.5 million partially offset by the one-time sale of Non-core Product inventory of $4.2 million as well as increased sales volume in our North American commercial vehicle and off-highway markets of $4.6 million and $0.4 million, respectively. The decrease in net sales in South America was primarily due to lower volumes for our Argentina aftermarket channel, audio and alarm products, monitoring products and service revenues. This decrease was offset by higher volumes for our OEM and factory authorized dealer installer products. The increase in net sales in Europe and Other was primarily due to the increase in our European off-highway and commercial vehicle markets of $5.9 million and $4.2 million, respectively, as well as an increase in sales volume in our China automotive and commercial vehicle markets of $8.2 million and $1.5 million, respectively. Additionally, Europe and Other sales were unfavorably impacted by a decrease in foreign currency translation of $14.6 million and a sales volume decrease in our European automotive market of $0.3 million.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased compared to the first nine months of 2018 and our gross margin decreased to 26.3% in the first nine months of 2019 compared to 30.3% in the first nine months of 2018. Our material cost as a percentage of net sales increased by 1.9% to 53.0% in the first nine months of 2019 compared to 51.1% in the first nine months of 2018. Direct material costs in our Control Devices segment were negatively impacted by adverse product mix including the impact of Non-core Product sales pursuant to the contract manufacturing agreement at fixed margins of 0.0% and 10.0% in the second and third quarters of 2019, respectively, and purchase price variances while our Electronics segment was negatively impacted by adverse product mix and higher material costs for electronic components offset by a lower adverse impact of U.S. denominated material purchases at non-U.S. based operations. Overhead as a percentage of net sales increased by 1.7% to 15.3% for the first nine months of 2019 compared to 13.6% for the first nine months of 2018 primarily due to the Canton Restructuring costs of $6.2 million and higher warranty expenses in our Control Devices segment.

Our Control Devices segment gross margin decreased due to lower sales, higher overhead costs primarily from Canton Restructuring costs of $6.2 million, higher warranty costs, adverse purchase price variances and expediting costs as well as an increase in direct material costs due to an unfavorable product mix including the impact of Non-core Product sales pursuant to the contract manufacturing agreement.

Our Electronics segment gross margin decreased primarily due to lower sales, unfavorable product mix and higher material costs for electronic components offset by a reduction in the adverse effect of U.S denominated material purchases at non-U.S. based operations and lower warranty costs.

Our PST segment gross margin decreased due to lower sales volume and higher direct labor costs partially offset by reductions in overhead costs.

Selling, General and Administrative. SG&A expenses decreased by $11.0 million compared to the first nine months of 2018 primarily due to a decrease in PST SG&A costs from the recovery of Brazilian indirect taxes of $6.5 million. Electronics SG&A expense decreased due to a reduction in expense of the fair value adjustment for the Orlaco earn-out consideration of $0.4 million and lower wages. These decreases were partially offset by an increase in consolidated restructuring and business realignment costs of $2.2 million during the first nine months of 2019. Control Devices SG&A costs decreased slightly primarily due to lower wages. Unallocated corporate SG&A costs increased primarily due to higher wages, higher consulting and legal fees, the accelerated share-based compensation expense associated with retirement of $0.7 million and business realignment costs of $1.0 million offset by lower incentive compensation.

Gain on Disposal of Non-core Products, net. The gain on disposal for the nine months ended September 30, 2019 relates to the disposal of Control Devices’ Non-core Products.

Design and Development. D&D costs decreased by $0.4 million due to lower D&D costs in our Electronics segment due to reductions in consulting fees, higher capitalized software costs and higher customer reimbursement for development projects in 2019 compared to 2018. These decreases were partially offset by higher D&D costs in our Control Devices segment due to Canton Restructuring costs of $2.3 million and in our unallocated corporate segment for the establishment of the chief technology office.

Operating Income. Operating income (loss) is summarized in the following table by reportable segment (in thousands):

			Dollar	Percent
			increase /	increase /
Nine months ended September 30,	2019	2018	(decrease)	(decrease)
Control Devices	$66,082	$51,336	$14,746	28.7%
Electronics	24,247	25,107	(860)	(3.4)%
PST	6,633	1,553	5,080	327.1%
Unallocated corporate	(26,754)	(23,656)	(3,098)	(13.1)%
Operating income	$70,208	$54,340	$15,868	29.2%

Our Control Devices segment operating income increased primarily due to the gain on disposal of Non-core Products offset by higher restructuring costs due to the Canton Restructuring of $9.3 million, higher warranty costs and higher D&D costs.

Our Electronics segment operating income decreased primarily due to lower sales, higher direct material costs and higher restructuring and business realignment costs of $0.3 million partially offset by lower SG&A and D&D costs.

Our PST segment operating income increased primarily due to the recovery of Brazilian indirect taxes, lower SG&A and lower overhead costs partially offset by a decrease in sales.

Our unallocated corporate operating loss increased primarily due to higher business realignment costs of $1.0 million, accelerated share-based compensation expense associated with a retirement of $0.7 million, higher wages, consulting and legal fees as well as higher D&D expenses for the establishment of the chief technology office offset by lower incentive compensation.

Operating income by geographic location is summarized in the following table (in thousands):

			Dollar	Percent
			increase /	increase /
Nine months ended September 30,	2019	2018	(decrease)	(decrease)
North America	$38,678	$27,351	$11,327	41.4%
South America	6,633	1,553	5,080	327.1%
Europe and Other	24,897	25,436	(539)	(2.1)%
Operating income	$70,208	$54,340	$15,868	29.2%

Our North American operating results increased primarily due to the gain on disposal of Non-core Products and higher sales volume in the North American commercial vehicle and off-highway markets offset by lower sales in our automotive market, Canton Restructuring costs as well as higher SG&A and D&D costs. The increase in operating income in South America was primarily due to the recovery of Brazilian indirect taxes, lower SG&A and lower overhead costs offsetting lower sales. Our operating results in Europe and Other decreased slightly primarily due to higher material costs offset by lower SG&A and D&D costs and slightly higher sales.

Interest Expense, net. Interest expense, net decreased by $0.5 million compared to the prior year first nine months primarily due to lower interest expense on our revolving credit facilities offset by the write-off of deferred financing fees as a result of refinancing the 2019 Credit Facility.

Equity in Earnings of Investee. Equity earnings for MSIL were $1.2 million and $1.4 million for the nine months ended September 30, 2019 and 2018, respectively. The decrease compared to the prior period is primarily due to lower gross margin from lower sales volumes in served markets as well as unfavorable changes in foreign currency exchange rates.

Other Income, net. We record certain foreign currency transaction and forward currency hedge contract (gains) losses as a component of other income, net on the condensed consolidated statement of operations. Other income, net decreased by $0.1 million to $0.1 million in the first nine months of 2019 compared to other income, net of $0.2 million for the first nine months of 2018 primarily due to lower foreign currency transaction gains in our Electronics segment.

Provision for Income Taxes. We recognized income tax expense of $12.4 million and $10.5 million for federal, state and foreign income taxes for the first nine months of 2019 and 2018, respectively. The increase in income tax expense for the nine months ended September 30, 2019 compared to the same period for 2018 was primarily due to the sale of Non-core Products on April 1, 2019 offset by reduced pre-tax earnings from operations. The effective tax rate decreased to 18.0% in the first nine months of 2019 from 20.1% in the first nine months of 2018 primarily due to the impact of certain tax incentives, which did not impact the first nine months of 2018.

Liquidity and Capital Resources

Summary of Cash Flows:

Nine months ended September 30	2019	2018
Net cash provided by (used for):
Operating activities	$20,522	$47,638
Investing activities	2,744	(21,369)
Financing activities	(45,382)	(28,209)
Effect of exchange rate changes on cash and cash equivalents	(3,713)	(3,408)
Net change in cash and cash equivalents	$(25,829)	$(5,348)

Cash provided by operating activities decreased compared to the first nine months of 2018 primarily due to the lower net income excluding the gain on disposal related to Control Devices’ Non-core Products and a higher use of cash to fund working capital levels. This decrease includes a portion of the cash payment of the Orlaco earn-out consideration obligation of $5.0 million during the first nine months of 2019. The higher working capital levels mostly relate to higher inventory levels for bank builds attributable to the Canton Restructuring activities and the disposal of Non-core Products. Our receivable terms and collections rates have remained consistent between periods presented.

Net cash provided by investing activities increased compared to 2018 due to the cash proceeds received from the disposal of Control Devices’ Non-core Products offset by higher capital expenditures, 2019 investments in the Autotech venture capital fund and insurance proceeds received in 2018.

Net cash used for financing activities increased primarily due to the repurchase of Common Shares during the second quarter of 2019 as well as the cash payment of earn-out consideration offset by higher net Credit Facility borrowings.

As outlined in Note 7 to our condensed consolidated financial statements, the 2019 Credit Facility increased our borrowing capacity by $100.0 million and permits borrowing up to a maximum level of $400.0 million which includes an accordion feature which allows the Company to increase the availability by up to $150.0 million upon the satisfaction of certain conditions. This variable rate facility provides the flexibility to refinance other outstanding debt or finance acquisitions through June 2024. The 2019 Credit Facility contains certain financial covenants that require the Company to maintain less than a maximum leverage ratio and more than a minimum interest coverage ratio. The 2019 Credit Facility also contains affirmative and negative covenants and events of default that are customary for credit arrangements of this type including covenants which place restrictions and/or limitations on the Company’s ability to borrow money, make capital expenditures and pay dividends. The 2019 Credit Facility had an outstanding balance of $108.5 million at September 30, 2019. The Company was in compliance with all covenants at September 30, 2019. The covenants included in 2019 Credit Facility to date have not and are not expected to limit our financing flexibility. The Company expects to make additional repayments on the Credit Facility when cash exceeds the amount needed for operations.

PST maintains several short-term and long-term loans used for working capital purposes. At September 30, 2019, there was $1.2 million of PST debt outstanding. Scheduled principal repayments on PST debt at September 30, 2019 were as follows: $0.7 million from October 2019 to September 2020, $0.1 million from October 2020 to December 2020 and $0.4 million in 2021.

The Company’s wholly owned subsidiary located in Stockholm, Sweden, has an overdraft credit line which allows overdrafts on the subsidiary’s bank account up to a maximum level of 20.0 million Swedish krona, or $2.0 million, at September 30, 2019. At September 30, 2019, there was no balance outstanding on this overdraft credit line.

The Company’s wholly-owned subsidiary located in Suzhou, China, has two credit lines which allow up to a maximum borrowing level of 60.0 million Chinese yuan, or $8.4 million at September 30, 2019. At September 30, 2019 there was $2.1 million in borrowings outstanding recorded within current portion of debt. At December 31, 2018, there was no balance outstanding on these credit lines.

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

On October 26, 2018 the Company announced a Board approved repurchase program authorizing Stoneridge to repurchase up to $50.0 million of our Common Shares. Thereafter, on May 7, 2019, we announced that the Company had entered into an accelerated share repurchase agreement with Citibank N.A. to repurchase an aggregate of $50.0 million of our Common Shares. Pursuant to the accelerated share repurchase agreement in the second quarter of 2019 we made an upfront payment of $50.0 million and received an initial delivery of 1,349,528 Common Shares which became treasury shares and were recorded as a $40.0 million reduction to shareholder’ equity. The remaining $10.0 million of the initial payment was recorded as a reduction to shareholders’ equity as an unsettled forward contract indexed to our Common Shares. The number of shares to be ultimately purchased by the Company will be determined based on the volume weighted-average price of our Common Shares during the terms of the transaction, minus an agreed upon discount between the parties. The program is expected to be completed by May 8, 2020.

In December 2018, the Company entered into an agreement to make a $10.0 million investment in a fund managed by Autotech Ventures (“Autotech”), a venture capital firm focused on ground transportation technology.  The Company’s $10.0 million investment in the Autotech fund will be contributed over the expected ten-year life of the fund.  The Company has contributed $1.2 million to the Autotech fund during the nine months ended September 30, 2019.

PST has dividends payable to former noncontrolling interest holders of Brazilian real (“R$”) 23.9 million ($5.7 million) and R$23.2 million ($6.0 million) as of September 30, 2019 and December 31, 2018, respectively. The dividends payable balance includes R$0.7 million ($0.2 million) and R$0.8 million ($0.2 million) in monetary correction for the nine months ended September 30, 2019 and 2018, respectively. The dividend is payable on or before January 1, 2020, and is subject to monetary correction based on the Brazilian National Extended Consumer Price inflation index (“IPCA”).

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

At September 30, 2019, we had a cash and cash equivalents balance of approximately $55.3 million, all of which was held in foreign locations. The decrease in cash and cash equivalents from $81.1 million at December 31, 2018 was primarily due to the repurchase of our Common Shares and lower cash flows from operations as well as the cash payment of the Orlaco earn-out consideration which were offset by proceeds from the disposal of Non-core Products and net borrowings on the 2019 Credit Facility and the Amended Agreement, as applicable.

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

Critical Accounting Policies and Estimates

The Company’s critical accounting policies, which include management’s best estimates and judgments, are included in Part II, Item 7, to the consolidated financial statements of the Company’s 2018 Form 10-K. These accounting policies are considered critical as disclosed in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis of the Company’s 2018 Form 10-K because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates. There have been no material changes in our significant accounting policies or critical accounting estimates during the third quarter of 2019, with the exception of the Company’s policies on lease accounting and the capitalization of software development costs.

See Note 8, “Leases,” to the condensed consolidated financial statements in this Form 10-Q for the updated lease accounting policy adopted in the first quarter of 2019.

The Company designs and develops software that will be embedded into certain products and sold to customers. Software development costs are capitalized after the software product development reaches technological feasibility and until the software product becomes available for general release to customers. These intangible assets will be amortized using the straight-line method over estimated useful lives generally ranging from 3 to 5 years. Software development costs of $2.8 million were capitalized in the nine months ended September 30, 2019.

Information regarding other significant accounting policies is included in Note 2 to our consolidated financial statements in Item 8 of Part II of the Company’s 2018 Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk presented within Part II, Item 7A of the Company’s 2018 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2019, an evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the PEO and PFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes with respect to risk factors previously disclosed in the Company’s 2018 Form 10-K with the exception of adding the following risk factor:

The Company’s Estimated Sourced Future Sales from Awarded Programs

The Company typically enters into customer agreements at the beginning of a vehicle life cycle with the intent to fulfill customer-purchasing requirements for the entire vehicle production life cycle. The vehicle life cycle typically included the two to four year pre-production period and production for a term covering the life of such vehicle model or platform, generally between three to five years, although there is no guarantee that this will occur. The Company’s customers make no firm commitments regarding volume and may terminate these agreements or orders at any time. Therefore, these arrangements do not represent firm orders. The Company’s estimated sourced future sales from awarded programs, also referred to as backlog, is the estimated remaining cumulative awarded life-of-program sales. Several factors may change forecasted revenue from awarded programs; namely, new business wins, vehicle production volume changes, customer price reductions, foreign currency exchange rates, component take rates by customers and short cycled or cancelled models or platforms.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to repurchases of Common Shares made by us during the three months ended September 30, 2019. There were 26,683 Common Shares delivered to us by employees as payment for withholding taxes due upon vesting of performance share awards and share unit awards during the three months ended September 30, 2019.

			Total number of	Maximum number
			shares purchased as	of shares that may
			part of publicly	yet be purchased
	Total number of	Average price	announced plans	under the plans
Period	shares purchased	paid per share	or programs	or programs
7/1/19-7/31/19	11,477	$31.76	N/A	N/A
8/1/19-8/31/19	15,009	30.49	N/A	N/A
9/1/19-9/30/19	197	29.95	N/A	N/A
Total	26,683

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
101.LAB 104

XBRL Taxonomy Extension Label Linkbase Document

The cover page from our Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed with the Securities and Exchange Commission on October 30, 2019, is formatted in Inline Extensible Business Reporting Language (“iXBRL”)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONERIDGE, INC.

Date: October 30, 2019	/s/ Jonathan B. DeGaynor
Jonathan B. DeGaynor
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 30, 2019	/s/ Robert R. Krakowiak
Robert R. Krakowiak
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)