Form 10-Q
period 2020-03-31
STONERIDGE INC
filed 2020-05-06
CIK 1043337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2020

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

The number of Common Shares, without par value, outstanding as of April 30, 2020 was 26,993,184.

STONERIDGE, INC. AND SUBSIDIARIES

Forward-Looking Statements

Portions of this report on Form 10-Q contain “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report and may include statements regarding the intent, belief or current expectations of the Company, with respect to, among other things, our (i) future product and facility expansion, (ii) acquisition strategy, (iii) investments and new product development, (iv) growth opportunities related to awarded business and (v) operational expectations. Forward-looking statements may be identified by the words “will,” “may,” “should,” “designed to,” “believes,” “plans,” “projects,” “intends,” “expects,” “estimates,” “anticipates,” “continue,” and similar words and expressions. The forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other factors:

●	the reduced purchases, loss or bankruptcy of a major customer or supplier;
●	the costs and timing of business realignment, facility closures or similar actions;
●	a significant change in automotive, commercial, off-highway, motorcycle or agricultural vehicle production;
●	competitive market conditions and resulting effects on sales and pricing;
●	the impact on changes in foreign currency exchange rates on sales, costs and results, particularly the Argentinian peso, Brazilian real, Chinese renminbi, euro, Mexican peso and Swedish krona;
●	our ability to achieve cost reductions that offset or exceed customer-mandated selling price reductions;
●	customer acceptance of new products;
●	our ability to successfully launch/produce products for awarded business;
●	adverse changes in laws, government regulations or market conditions, including tariffs, affecting our products or our customers’ products;
●	our ability to protect our intellectual property and successfully defend against assertions made against us;
●	liabilities arising from warranty claims, product recall or field actions, product liability and legal proceedings to which we are or may become a party, or the impact of product recall or field actions on our customers;
●	labor disruptions at our facilities or at any of our significant customers or suppliers;
●	business disruptions due to natural disasters or other disasters or other disasters outside our control, such as the COVID-19 pandemic;
●	the ability of our suppliers to supply us with parts and components at competitive prices on a timely basis, including the impact of potential tariffs and trade considerations on their operations and output;
●	the amount of our indebtedness and the restrictive covenants contained in the agreements governing our indebtedness, including our revolving credit facility;
●	capital availability or costs, including changes in interest rates or market perceptions;
●	the failure to achieve the successful integration of any acquired company or business;
●	risks related to a failure of our information technology systems and networks, and risks associated with current and emerging technology threats and damage from computer viruses, unauthorized access, cyber-attack and other similar disruptions; and
●	those items described in Part II Item 1A (“Risk Factors”) of this Quarterly Report on Form 10-Q and Part I, Item IA (“Risk Factors”) in the Company’s 2019 Form 10-K.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STONERIDGE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(in thousands)	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$81,305	$69,403
Accounts receivable, less reserves of $813 and $1,289, respectively	138,438	138,564
Inventories, net	95,777	93,449
Prepaid expenses and other current assets	33,739	29,850
Total current assets	349,259	331,266
Long-term assets:
Property, plant and equipment, net	116,149	122,483
Intangible assets, net	51,463	58,122
Goodwill	35,279	35,874
Operating lease right-of-use asset	20,316	22,027
Investments and other long-term assets, net	28,024	32,437
Total long-term assets	251,231	270,943
Total assets	$600,490	$602,209

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of debt	$2,516	$2,672
Accounts payable	79,222	80,701
Accrued expenses and other current liabilities	48,731	55,223
Total current liabilities	130,469	138,596
Long-term liabilities:
Revolving credit facility	161,000	126,000
Long-term debt, net	255	454
Deferred income taxes	11,335	12,530
Operating lease long-term liability	16,569	17,971
Other long-term liabilities	13,569	16,754
Total long-term liabilities	202,728	173,709
Shareholders' equity:
Preferred Shares, without par value, 5,000 shares authorized, none issued	-	-
Common Shares, without par value, 60,000 shares authorized, 28,966 and 28,966 shares issued and 26,993 and 27,408 shares outstanding at March 31, 2020 and December 31, 2019, respectively, with no stated value	-	-
Additional paid-in capital	230,506	225,607
Common Shares held in treasury, 1,973 and 1,558 shares at March 31, 2020 and December 31, 2019, respectively, at cost	(60,999)	(50,773)
Retained earnings	210,032	206,542
Accumulated other comprehensive loss	(112,246)	(91,472)
Total shareholders' equity	267,293	289,904
Total liabilities and shareholders' equity	$600,490	$602,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Three months ended March 31 (in thousands, except per share data)	2020	2019

Net sales	$182,966	$218,297
Costs and expenses:
Cost of goods sold	137,569	157,444
Selling, general and administrative	29,503	35,910
Design and development	12,235	13,244
Operating income	3,659	11,699
Interest expense, net	1,030	1,003
Equity in earnings of investee	(457)	(364)
Other income, net	(1,617)	(432)
Income before income taxes	4,703	11,492
Provision for income taxes	1,213	1,835
Net income	$3,490	$9,657

Earnings per share:
Basic	$0.13	$0.34
Diluted	$0.13	$0.33
Weighted-average shares outstanding:
Basic	27,232	28,529
Diluted	27,591	29,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

Three months ended March 31 (in thousands)	2020	2019

Net income	$3,490	$9,657

Other comprehensive income (loss), net of tax:
Foreign currency translation	(17,119)	(3,804)
Unrealized (loss) gain on derivatives (1)	(3,655)	42
Other comprehensive loss, net of tax	(20,774)	(3,762)

Comprehensive (loss) income	$(17,284)	$5,895

(1)	Net of tax (benefit) expense of $(972) and $11 for the three months ended March 31, 2020 and 2019, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three months ended March 31 (in thousands)	2020	2019

OPERATING ACTIVITIES:
Net income	$3,490	$9,657
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	6,650	5,697
Amortization, including accretion and write-off of deferred financing costs	1,429	1,613
Deferred income taxes	76	(2,979)
Earnings of equity method investee	(457)	(364)
Loss (gain) on sale of fixed assets	131	(1)
Share-based compensation expense	1,372	1,548
Excess tax deficiency (benefit) related to share-based compensation expense	17	(656)
Change in fair value of earn-out contingent consideration	(633)	469
Change in fair value of venture capital fund	39	(16)
Changes in operating assets and liabilities, net of effect of business combination:
Accounts receivable, net	(3,730)	(17,821)
Inventories, net	(5,838)	(13,655)
Prepaid expenses and other assets	(3,702)	(660)
Accounts payable	2,327	16,395
Accrued expenses and other liabilities	(7,733)	(4,836)
Net cash used for operating activities	(6,562)	(5,609)

INVESTING ACTIVITIES:
Capital expenditures, including intangibles	(7,140)	(8,684)
Proceeds from sale of fixed assets	8	1
Investment in venture capital fund	-	(400)
Net cash used for investing activities	(7,132)	(9,083)

FINANCING ACTIVITIES:
Revolving credit facility borrowings	71,500	-
Revolving credit facility payments	(36,500)	(5,000)
Proceeds from issuance of debt	1,958	34
Repayments of debt	(2,076)	(690)
Earn-out consideration cash payment	-	(3,394)
Other financing costs	(1)	(2)
Common Share repurchase program	(4,995)	-
Repurchase of Common Shares to satisfy employee tax withholding	(1,687)	(2,945)
Net cash provided by (used for) financing activities	28,199	(11,997)

Effect of exchange rate changes on cash and cash equivalents	(2,603)	(1,317)
Net change in cash and cash equivalents	11,902	(28,006)
Cash and cash equivalents at beginning of period	69,403	81,092

Cash and cash equivalents at end of period	$81,305	$53,086

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,150	$1,109
Cash paid for income taxes, net	$1,832	$3,327

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Number of					Accumulated
	Common	Number of	Additional	Common		other	Total
	Shares	treasury	paid-in	Shares held	Retained	comprehensive	shareholders'
(in thousands)	outstanding	shares	capital	in treasury	earnings	loss	equity

BALANCE DECEMBER 31, 2018	28,488	478	$231,647	$(8,880)	$146,251	$(85,752)	$283,266
Net income	—	—	—	—	9,657	—	9,657
Unrealized gain on derivatives, net	—	—	—	—	—	42	42
Currency translation adjustments	—	—	—	—	—	(3,804)	(3,804)
Issuance of Common Shares	305	(305)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(98)	98	—	(1,883)	—	—	(1,883)
Share-based compensation, net	—	—	480	—	—	—	480
BALANCE MARCH 31, 2019	28,695	271	$232,127	$(10,763)	$155,908	$(89,514)	$287,758

BALANCE DECEMBER 31, 2019	27,408	1,558	$225,607	$(50,773)	$206,542	$(91,472)	$289,904
Net income	—	—	—	—	3,490	—	3,490
Unrealized loss on derivatives, net	—	—	—	—	—	(3,655)	(3,655)
Currency translation adjustments	—	—	—	—	—	(17,119)	(17,119)
Issuance of Common Shares	267	(267)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(75)	75	—	4,769	—	—	4,769
Common Share repurchase program	(607)	607	10,000	(14,995)	—	—	(4,995)
Share-based compensation, net	—	—	(5,101)	—	—	—	(5,101)
BALANCE MARCH 31, 2020	26,993	1,973	$230,506	$(60,999)	$210,032	$(112,246)	$267,293

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

(1) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Stoneridge, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s 2019 Form 10-K.

The Company’s investment in Minda Stoneridge Instruments Ltd. (“MSIL”) for the three months ended March 31, 2020 and 2019 has been determined to be an unconsolidated entity, and therefore is accounted for under the equity method of accounting based on the Company’s 49% ownership in MSIL.

(2) Recently Issued Accounting Standards

Recently Adopted Accounting Standards

In August 2018, the Financial Accounting Standards Board (‘FASB”) issued Accounting Standards Update (“ASU”) 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The guidance in ASU 2018-15 clarifies the accounting for implementation costs in cloud computing arrangements. ASU 2018-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. The Company adopted this standard prospectively as of January 1, 2020 and the impact on the Company’s condensed consolidated financial statements will depend on the nature of our future cloud computing arrangements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” The guidance in ASU 2018-13 changes disclosure requirements related to fair value measurements as part of the disclosure framework project. The disclosure framework project aims to improve the effectiveness of disclosures in the notes to the financial statements by focusing on requirements that clearly communicate the most important information to users of the financial statements. This guidance is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company adopted this standard as of January 1, 2020 and it did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments”, which requires measurement and recognition of expected credit losses for financial assets held and requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses. ASU 2016-13 is effective for public business entities for annual periods beginning after December 15, 2019. The guidance allows for various methods for measuring expected credit losses. The Company has elected to apply a historical loss rate based on historical write-offs by region, adjusted for current economic conditions and forecasts about future economic conditions that are reasonable and supportable. The Company adopted this standard as of January 1, 2020 and it did not have a material impact on the Company’s condensed consolidated financial statements.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

Accounting Standards Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance in ASU 2020-04 provides temporary optional expedient and exceptions to the guidance in U.S. GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”) (also known as the “reference rate reform”). The guidance allows companies to elect not to apply certain modification accounting requirements to contracts affected by the reference rate reform, if certain criteria are met. The guidance also allows companies to elect various option expedients that allow them to continue to apply hedge accounting for hedging relationships affected by the reference rate reform, if certain criteria are met. The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements.

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

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

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

Stoneridge Brazil. Our Stoneridge Brazil segment (also referred to as “PST” in prior filings) primarily serves the South American region and specializes in the design, manufacture and sale of vehicle tracking devices and monitoring services, vehicle security alarms and convenience accessories, in-vehicle audio and infotainment devices and telematics solutions. Stoneridge Brazil sells its products through the aftermarket distribution channel, to factory authorized dealer installers, also referred to as original equipment services, direct to OEMs and through mass merchandisers. In addition, monitoring services and tracking devices are sold directly to corporate and individual consumers.

The following tables disaggregate our revenue by reportable segment and geographical location(1) for the periods ended March 31, 2020 and 2019:

	Control Devices		Electronics		Stoneridge Brazil		Consolidated
Three months ended March 31,	2020	2019	2020	2019	2020	2019	2020	2019
Net Sales:
North America	$80,410	$96,720	$19,441	$22,647	$-	$-	$99,851	$119,367
South America	-	-	-	-	14,570	17,332	14,570	17,332
Europe	7,388	4,412	51,306	66,942	-	-	58,694	71,354
Asia Pacific	9,052	8,987	799	1,257	-	-	9,851	10,244
Total net sales	$96,850	$110,119	$71,546	$90,846	$14,570	$17,332	$182,966	$218,297

(1)	Company sales based on geographic location are where the sale originates not where the customer is located.

Performance Obligations

For OEM and Tier 1 supplier customers, the Company typically enters into contracts to provide serial production parts that consist of a set of documents including, but not limited to, an award letter, master purchase agreement and master terms and conditions. For each production product, the Company enters into separate purchase orders that contain the product specifications and an agreed-upon price. The performance obligation does not exist until a customer release is received for a specific number of parts.  The majority of the parts sold to OEM and Tier 1 supplier customers are customized to the specific customer, with the exception of off-highway products that are common across all customers. The transaction price is equal to the contracted price per part and there is no expectation of material variable consideration in the transaction price. For most customer contracts, the Company does not have an enforceable right to payment at any time prior to when the parts are shipped or delivered to the customer; therefore, the Company recognizes revenue at the point in time it satisfies a performance obligation by transferring control of a part to the customer. Certain customer contracts contain an enforceable right to payment if the customer terminates the contract for convenience and therefore are recognized over time using the cost to complete input method.

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

(in thousands, except per share data, unless otherwise stated)

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

Contract Balances

The Company had no material contract assets, contract liabilities or capitalized contract acquisition costs as of March 31, 2020 and December 31, 2019.

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

	March 31,	December 31,
	2020	2019
Raw materials	$69,316	$66,357
Work-in-progress	6,875	5,582
Finished goods	19,586	21,510
Total inventories, net	$95,777	$93,449

Inventory valued using the FIFO method was $86,807 and $82,910 at March 31, 2020 and December 31, 2019, respectively. Inventory valued using the average cost method was $8,970 and $10,539 at March 31, 2020 and December 31, 2019, respectively.

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

Derivative Instruments and Hedging Activities

On March 31, 2020, the Company had open foreign currency forward contracts which are used solely for hedging and not for speculative purposes. Management believes that its use of these instruments to reduce risk is in the Company’s best interest. The counterparties to these financial instruments are financial institutions with investment grade credit ratings.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

Foreign Currency Exchange Rate Risk

The Company conducts business internationally and therefore is exposed to foreign currency exchange rate risk. The Company uses derivative financial instruments as cash flow hedges to manage its exposure to fluctuations in foreign currency exchange rates by reducing the effect of such fluctuations on foreign currency denominated intercompany transactions, inventory purchases and other foreign currency exposures. The Company hedged the euro and Mexican peso currencies during 2020 and the Mexican peso in 2019.

These forward contracts were executed to hedge forecasted transactions and have been accounted for as cash flow hedges. As such, gains and losses on derivatives qualifying as cash flow hedges are recorded in accumulated other comprehensive income, to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated other comprehensive income will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. The cash flow hedges were highly effective. The effectiveness of the transactions has been and will be measured on an ongoing basis using regression analysis and forecasted future purchases of the currency.

In certain instances, the foreign currency forward contracts may not qualify for hedge accounting or are not designated as hedges, and therefore are marked-to-market with gains and losses recognized in the Company’s condensed consolidated statement of operations as a component of other income (loss), net. At March 31, 2020, all of the Company’s foreign currency forward contracts were designated as cash flow hedges.

The Company’s foreign currency forward contracts offset a portion of the gains and losses on the underlying foreign currency denominated transactions as follows:

U.S. dollar-denominated Foreign Currency Forward Contracts – Cash Flow Hedges

During the quarter, The Company entered into U.S. dollar-denominated currency contracts on behalf of one of its European Electronics subsidiaries, whose functional currency is the euro, with a notional amount at March 31, 2020 of $2,100 which expire ratably on a monthly basis from April 2020 through December 2020. There were no such contracts at December 31, 2019.

Mexican peso-denominated Foreign Currency Forward Contracts – Cash Flow Hedge

The Company holds Mexican peso-denominated foreign currency forward contracts with a notional amount at March 31, 2020 of $22,746 which expire ratably on a monthly basis from April 2020 to March 2021. There were no open Mexican peso-denominated foreign currency forward contracts at December 31, 2019.

The Company evaluated the effectiveness of the Mexican peso and euro-denominated forward contracts held as of March 31, 2020 and 2019, and for the three months then ended, and concluded that the hedges were effective.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

Interest Rate Risk

Interest Rate Risk – Cash Flow Hedge

On February 18, 2020, the Company entered into a floating-to-fixed interest rate swap agreement (the “Swap”) with a notional amount of $50,000 to hedge its exposure to interest payment fluctuations on a portion of its 2019 Credit Facility. The Swap was designated as a cash flow hedge of the variable interest rate obligation under the Company's 2019 Credit Facility that has a current balance of $161,000 at March 31, 2020. The Swap agreement settles each month on the same day that the 2019 Credit Facility interest payments are due and has a maturity date of March 10, 2023 which is prior to the 2019 Credit Facility maturity date of June 4, 2024. Under the Swap terms, the Company pays a fixed interest rate and receives a floating interest rate based on the one-month LIBOR, with a floor. The critical terms of the Swap are aligned with the terms of the 2019 Credit Facility, resulting in no hedge ineffectiveness. The difference between amounts to be received and paid under the Swap is recognized as a component of interest expense, net on the condensed consolidated statements of operations. The Swap increased interest expense by $4 for the three months ended March 31, 2020.

The notional amounts and fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

			Prepaid expenses		Accrued expenses and
	Notional amounts (A)		and other current assets		other current liabilities
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2020	2019	2020	2019	2020	2019
Derivatives designated as hedging instruments:
Cash flow hedges:
Forward currency contracts	$24,846	$-	$66	$-	$3,230	$-
Interest rate swap contract	$50,000	-	-	-	$1,463	$-
(A)	Notional amounts represent the gross contract of the derivatives outstanding in U.S. dollars.

Gross amounts recorded for the cash flow hedges in other comprehensive income (loss) and in net income for the three months ended March 31 were as follows:

			Gain (loss) reclassified from
	Gain (loss) recorded in other		other comprehensive income
	comprehensive income (loss) (A)		(loss) into net income (B)
	2020	2019	2020	2019
Derivatives designated as cash flow hedges:
Forward currency contracts	$(3,320)	$269	$(156)	$216
Interest rate swap	(1,467)	-	(4)	-

(A)	For the three months ended March 31, 2020, the total net losses on the foreign currency contract cash flow hedges of $3,164 are expected to be included in cost of goods sold (“COGS”) and design and development (“D&D”) within the next 12 months. Of the total net losses on the interest rate swap cash flow hedges, approximately $545 of losses are expected to be included in interest expense within the next 12 months and $918 of losses are expected to be included in interest expense in subsequent periods.

(B)	Gains (losses) reclassified from other comprehensive income (loss) into net income recognized in COGS in the Company’s condensed consolidated statements of operations were $(127) and $173 for the three months ended March 31, 2020 and 2019, respectively. Gains (losses) reclassified from other comprehensive income (loss) into net income recognized in design and development D&D in the Company’s condensed consolidated statements of operations were $(29) and $43 for the three months ended March 31, 2020 and 2019, respectively. Losses reclassified from other comprehensive income (loss) into net income recognized in interest expense in the Company’s condensed consolidated statements of operations was $4 for the three months ended March 31, 2020.

Cash flows from derivatives used to manage foreign exchange and interest rate risks are classified as operating activities within the condensed consolidated statements of cash flows.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

Fair Value Measurements

The Company’s assets and liabilities are measured at fair value on a recurring basis and are categorized using the three levels of the fair value hierarchy based on the reliability of the inputs used. Fair values estimated using Level 1 inputs consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Fair values estimated using Level 2 inputs, other than quoted prices, are observable for the asset or liability, either directly or indirectly and include among other things, quoted prices for similar assets or liabilities in markets that are active or inactive as well as inputs other than quoted prices that are observable. For forward currency contracts, inputs include foreign currency exchange rates. For the interest rate swap, inputs include LIBOR. Fair values estimated using Level 3 inputs consist of significant unobservable inputs.

The following table presents our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the three levels of the fair value hierarchy based on the reliability of inputs used.

				March 31,	December 31,
		2020			2019
		Fair values estimated using
		Level 1	Level 2	Level 3
	Fair value	inputs	inputs	inputs	Fair value
Financial assets carried at fair value:
Forward currency contract	$66	$-	$66	$-	$-
Total financial assets carried at fair value	$66	$-	$66	$-	$-

Financial liabilities carried at fair value:
Forward currency contracts	$3,230	$-	$3,230	$-	$-
Interest rate swap	1,463	-	1,463	-	-
Earn-out consideration	8,610	-	-	8,610	12,011
Total financial liabilities carried at fair value	$13,303	$-	$4,693	$8,610	$12,011

The following table sets forth a summary of the change in fair value of the Company’s Level 3 financial liabilities related to earn-out consideration that are measured at fair value on a recurring basis.

	Stoneridge Brazil	Total
Balance at December 31, 2019	$12,011	$12,011
Change in fair value	(633)	(633)
Foreign currency adjustments	(2,768)	(2,768)
Balance at March 31, 2020	$8,610	$8,610

	Orlaco	Stoneridge Brazil	Total
Balance at December 31, 2018	$8,602	$10,070	$18,672
Change in fair value	-	469	469
Foreign currency adjustments	(128)	(133)	(261)
Earn-out consideration cash payment	(8,474)	-	(8,474)
Balance at March 31, 2019	$-	$10,406	$10,406

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

The Company will be required to pay the Stoneridge Brazil earn-out consideration, which is not capped, based on Stoneridge Brazil’s financial performance in either 2020 or 2021. The fair value of the Stoneridge Brazil earn-out consideration is based on discounted cash flows utilizing forecasted earnings before interest, depreciation and amortization (“EBITDA”) in 2020 and 2021 using the key inputs of forecasted sales and expected operating income reduced by the market required rate of return. The former Stoneridge Brazil owners may choose either the 2020 or 2021 financial performance period to be used to determine the earn-out consideration payment. The former Stoneridge Brazil owners must choose the 2020 financial performance period by March 31, 2021 otherwise the 2021 financial performance period will automatically be used. The earn-out consideration obligation related to Stoneridge Brazil is recorded within other long-term liabilities in the consolidated balance sheets as of March 31, 2020 and December 31, 2019.

The change in fair value of the earn-out consideration for Stoneridge Brazil was primarily due to favorable foreign currency translation and updated forecast projections offset by the reduced time from the current period end to the payment date. The foreign currency impact for the Stoneridge Brazil earn-out considerations is included in other (income) expense, net in the condensed consolidated statements of operations.

The fair value of the Orlaco earn-out consideration was based on a Monte Carlo simulation utilizing forecasted EBITDA for the 2017 and 2018 earn-out period as well as a growth rate reduced by the market required rate of return. The change in fair value of the earn-out considerations was recorded within selling, general and administrative (“SG&A”) expense in the consolidated statements of operations for the years ended December 31, 2019 and 2018.

The Orlaco earn-out consideration reached the capped amount of €7,500 as of the quarter ended March 31, 2018 due to actual performance exceeding forecasted performance and remained at the capped amount until it was paid out in March 2019 for $8,474. The earn-out consideration payout was recorded in the condensed consolidated statement of cash flows within operating and financing activities in the amounts of $5,080 and $3,394, respectively, for the three months ended March 31, 2019.

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the three months ended March 31, 2020.

(6) Share-Based Compensation

Compensation expense for share-based compensation arrangements, which is recognized in the condensed consolidated statements of operations as a component of SG&A expenses, was $1,372 and $1,548 for the three months ended March 31, 2020 and 2019, respectively. The expenses related to share-based compensation awards for the three months ended March 31, 2020 was lower than the three months ended March 31, 2019 due to lower attainment of performance-based awards.

(7) Debt

Debt consisted of the following at March 31, 2020 and December 31, 2019:

	March 31,	December 31,	Interest rates at
	2020	2019	March 31, 2020	Maturity
Revolving Credit Facility
Credit Facility	$161,000	$126,000	1.67 - 2.04%	June 2024

Debt
Stoneridge Brazil long-term notes	653	972	7.00%	November 2021
Suzhou short-term credit line	2,118	2,154	4.70% - 5.00%	August 2020
Total debt	2,771	3,126
Less: current portion	(2,516)	(2,672)
Total long-term debt, net	$255	$454

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

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

On June 5, 2019, the Company entered into the Fourth Amended and Restated Credit Agreement (the “2019 Credit Facility”). The 2019 Credit Facility provides for a $400,000 senior secured revolving credit facility and it replaced and superseded the Amended Agreement. The 2019 Credit Facility has an accordion feature which allows the Company to increase the availability by up to $150,000 upon the satisfaction of certain conditions and includes a letter of credit subfacility, swing line subfacility and multicurrency subfacility. The 2019 Credit Facility has a termination date of June 5, 2024. In 2019, the Company capitalized $1,366 of deferred financing costs and wrote off previously recorded deferred financing costs of $275 as a result of entering into the 2019 Credit Facility. Borrowings under the 2019 Credit Facility bear interest at either the Base Rate or the LIBOR rate, at the Company’s option, plus the applicable margin as set forth in the 2019 Credit Facility. The 2019 Credit Facility contains certain financial covenants that require the Company to maintain less than a maximum leverage ratio of 3.50 to 1.00 and more than a minimum interest coverage ratio of 3.50 to 1.00.

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

Borrowings outstanding on the 2019 Credit Facility and the Amended Agreement as applicable, were $161,000 and $126,000 at March 31, 2020 and December 31, 2019, respectively.

The Company was in compliance with all credit facility covenants at March 31, 2020 and December 31, 2019.

The Company also has outstanding letters of credit of $1,768 at March 31, 2020 and December 31, 2019, respectively.

Debt

Stoneridge Brazil maintains long-term notes used for working capital purposes which have fixed or variable interest rates. The weighted-average interest rates of long-term debt of Stoneridge Brazil at March 31, 2020 was 7.0%. Depending on the specific note, interest is payable either monthly or annually. Principal repayments on Stoneridge Brazil debt at March 31, 2020 are as follows: $398 from April 2020 through March 2021 and $255 from April 2021 through December 2021.

In December 2019, the Company’s wholly-owned subsidiary located in Brazil, established an overdraft credit line which allows overdrafts on Stoneridge Brazil’s bank account up to a maximum level of 5,000 Brazilian real (“R$”), or $962 and $1,244, at March 31, 2020 and December 31, 2019, respectively.  There was no balance outstanding on the overdraft credit line as of March 31, 2020 and December 31, 2019.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

The Company’s wholly-owned subsidiary located in Sweden, has an overdraft credit line which allows overdrafts on the subsidiary’s bank account up to a maximum level of 20,000 Swedish krona, or $2,025 and $2,136, at March 31, 2020 and December 31, 2019, respectively. At March 31, 2020 and December 31, 2019, there was no balance outstanding on this overdraft credit line however, during the three months ended March 31, 2020, the subsidiary borrowed and repaid 19,155 Swedish krona, or $1,949.

The Company’s wholly-owned subsidiary located in Suzhou, China (the “Suzhou subsidiary”), has two credit lines (the “Suzhou credit line”) which allow up to a maximum borrowing level of 40,000 Chinese yuan, or $5,649 and $5,746 at March 31, 2020 and December 31, 2019, respectively. At March 31, 2020 and December 31, 2019 there was $2,118 and $2,154, respectively, in borrowings outstanding on the Suzhou credit line with a weighted-average interest rate of 4.80%. The Suzhou credit line is included on the condensed consolidated balance sheet within current portion of debt. In addition, the Suzhou subsidiary has a bank acceptance draft line of credit which facilitates the extension of trade payable payment terms that have currently been extended by 180 days. This bank acceptance draft line of credit allows up to a maximum borrowing level of 15,000 Chinese yuan, or $2,118 and $2,154, at March 31, 2020 and December 31, 2019, respectively. At March 31, 2020 and December 31, 2019 there was approximately $150 utilized on the Suzhou bank acceptance draft line of credit.

The Company was in compliance with all debt covenants at March 31, 2020 and December 31, 2019.

(8) Earnings Per Share

Basic earnings per share was computed by dividing net income by the weighted-average number of Common Shares outstanding for each respective period. Diluted earnings per share was calculated by dividing net income by the weighted-average of all potentially dilutive Common Shares that were outstanding during the periods presented.

Weighted-average Common Shares outstanding used in calculating basic and diluted earnings per share were as follows:

Three months ended March 31,	2020	2019
Basic weighted-average Common Shares outstanding	27,232,036	28,529,301
Effect of dilutive shares	359,135	555,507
Diluted weighted-average Common Shares outstanding	27,591,171	29,084,808

There were 789,027 and 691,207 performance-based right to receive Common Shares outstanding at March 31, 2020 and 2019, respectively. The right to receive Common Shares are included in the computation of diluted earnings per share based on the number of Common Shares that would be issuable if the end of the quarter were the end of the contingency period.

(9)  Equity and Accumulated Other Comprehensive Loss

Common Share Repurchase

On October 26, 2018, the Company’s Board of Directors authorized the Company to repurchase up to $50,000 of Common Shares. Thereafter, on May 7, 2019, the Company entered into a Master Confirmation (the “Master Confirmation”) and a Supplemental Confirmation, together with the Master Confirmation, the Accelerated Share Repurchase Agreement (“ASR Agreement”), with Citibank N.A. (the “Bank”) to purchase Company Common Shares for a payment of $50,000 (the “Prepayment Amount”). Under the terms of the ASR Agreement, on May 7, 2019, the Company paid the Prepayment Amount to the Bank and received on May 8, 2019 an initial delivery of 1,349,528 Company Common Shares, which approximated 80% of the total number of Company Common Shares expected to be repurchased under the ASR Agreement based on the closing price of the Company’s Common Shares on May 7, 2019. These Common Shares became treasury shares and were recorded as a $40,000 reduction to shareholder’s equity. The remaining $10,000 of the Prepayment Amount was recorded as a reduction to shareholders’ equity as an unsettled forward contract indexed to our Common Shares.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

On February 25, 2020, the Bank notified the Company that it terminated early its commitment pursuant the ASR Agreement and would deliver 364,604 Common Shares on February 27, 2020 based on the volume weighted average price of our Common Shares during the term set forth in the ASR Agreement. The Bank’s notice of early termination and the subsequent delivery of Common Shares represents the final settlement of the Company’s share repurchase program pursuant to the accelerated share repurchase agreement. These Common Shares became treasury shares and were recorded as a $10,000 reduction to shareholders’ equity as Common Shares held in treasury with the offset of $10,000 to additional paid-in capital.

On February 24, 2020, the Company’s Board of Directors authorized a new repurchase program of $50,000 for the repurchase of the Company’s outstanding Common Shares over the next 18 months. The repurchases may be made from time to time in either open market transactions or in privately negotiated transactions. Repurchases may also be made under Rule 10b-18 plans, which permit Common Shares to be repurchased through pre-determined criteria.

On March 3, 2020, the Company entered into a 10b-18 Agreement Letter (the “10b-18 Agreement”), with Citibank N.A. (the “Bank”) to purchase Company Common Shares, under purchasing conditions of Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended (“Rule 10b-18”), for up to $5,000. Under the terms of the 10b18 Agreement, commencing March 3, 2020 and ending March 6, 2020, the Company received delivery of a total of 242,634 Company Common Shares for the amount of $4,995. These Common Shares became treasury shares and were recorded as a $4,995 reduction to shareholders’ equity as Common Shares held in treasury.

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss for the three months ended March 31, 2020 and 2019 were as follows:

	Foreign	Unrealized
	currency	gain (loss)
	translation	on derivatives	Total
Balance at January 1, 2020	$(91,472)	$-	$(91,472)
Other comprehensive loss before reclassifications	(17,119)	(3,781)	(20,900)
Amounts reclassified from accumulated other comprehensive loss	-	126	126
Net other comprehensive loss, net of tax	(17,119)	(3,655)	(20,774)
Balance at March 31, 2020	$(108,591)	$(3,655)	$(112,246)

Balance at January 1, 2019	$(86,044)	$292	$(85,752)
Other comprehensive (loss) income before reclassifications	(3,804)	213	(3,591)
Amounts reclassified from accumulated other comprehensive loss	-	(171)	(171)
Net other comprehensive (loss) income, net of tax	(3,804)	42	(3,762)
Balance at March 31, 2019	$(89,848)	$334	$(89,514)

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

(10) Commitments and Contingencies

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

As a result of environmental studies performed at the Company’s former facility located in Sarasota, Florida, the Company became aware of soil and groundwater contamination at the site and engaged an environmental engineering consultant to develop a remediation and monitoring plan for the site. Soil remediation at the site was completed during the year ended December 31, 2010. A remedial action plan was approved by the Florida Department of Environmental Protection and groundwater remediation began in the fourth quarter of 2015. During the three months ended March 31, 2020 and 2019, environmental remediation costs incurred were immaterial. At March 31, 2020 and December 31, 2019, the Company accrued a remaining undiscounted liability of $235 and $82, respectively, related to future remediation costs which were recorded as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheets. Costs associated with the recorded liability will be incurred to complete the groundwater remediation and monitoring. The recorded liability is based on assumptions in the remedial action plan. Although the Company sold the Sarasota facility and related property in December 2011, the liability to remediate the site contamination remains the responsibility of the Company. Due to the ongoing site remediation, the Company is currently required to maintain a $1,489 letter of credit for the benefit of the buyer.

The Company’s Stoneridge Brazil subsidiary has civil, labor and other non-income tax contingencies for which the likelihood of loss is deemed to be reasonably possible, but not probable, by the Company’s legal advisors in Brazil. As a result, no provision has been recorded with respect to these contingencies, which amounted to R$29,300 ($5,600) and R$29,200 ($7,300) at March 31, 2020 and December 31, 2019, respectively. An unfavorable outcome on these contingencies could result in significant cost to the Company and adversely affect its results of operations.

Product Warranty and Recall

Amounts accrued for product warranty and recall claims are established based on the Company’s best estimate of the amounts necessary to settle existing and future claims on products sold as of the balance sheet dates. These accruals are based on several factors including past experience, production changes, industry developments and various other considerations. Our estimate is based on historical trends of units sold and claim payment amounts, combined with our current understanding of the status of existing claims and discussions with our customers. The key factors in our estimate are the stated or implied warranty period, the customer source, customer policy decisions regarding warranties and customers seeking to hold the Company responsible for their product warranties. The Company can provide no assurances that it will not experience material claims or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued. The current portion of product warranty and recall is included as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheets. Product warranty and recall included $3,059 and $3,111 of a long-term liability at March 31, 2020 and December 31, 2019, respectively, which is included as a component of other long-term liabilities in the condensed consolidated balance sheets.

The following provides a reconciliation of changes in product warranty and recall liability:

Three months ended March 31,	2020	2019
Product warranty and recall at beginning of period	$10,796	$10,494
Accruals for warranties established during period	1,128	1,545
Aggregate changes in pre-existing liabilities due to claim developments	387	1,238
Settlements made during the period	(2,134)	(2,715)
Foreign currency translation	(385)	(215)
Product warranty and recall at end of period	$9,792	$10,347

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

Brazilian Indirect Tax

In March 2017, the Supreme Court of Brazil issued a decision concluding that a certain state value added tax should not be included in the calculation of federal gross receipts taxes. The decision reduced Stoneridge Brazil’s gross receipts tax prospectively and, potentially, retrospectively. In April 2019, the Company received judicial notification that the Superior Judicial Court of Brazil rendered a favorable decision on Stoneridge Brazil’s case granting the Company the right to recover, through offset of federal tax liabilities, amounts collected by the government from June 2010 to February 2017. Based on the Company’s determination that these tax credits will be used prior to expiration, the Company recorded a pre-tax benefit of $6,473 as a reduction to SG&A expense which is inclusive of related interest income of $2,392, net of applicable professional fees of $990 in the year ended December 31, 2019. The Company received administrative approval in January 2020 and is now able to offset eligible federal tax with these tax credits.

The Brazilian tax authorities have sought clarification before the Supreme Court of Brazil (in a leading case involving another taxpayer) of certain matters that could affect the rights of Brazilian taxpayers regarding these credits. The timing for a decision is uncertain due to the COVID-19 pandemic. If the Brazilian tax authorities challenge our rights to these credits, we may become subject to new litigation that could impact the amount ultimately realized by Stoneridge Brazil.

(11) Business Realignment and Restructuring

On January 10, 2019, the Company committed to a restructuring plan that resulted in the closure of the Canton, Massachusetts facility (“Canton Facility”) on March 31, 2020 and the consolidation of manufacturing operations at that site into other Company locations (“Canton Restructuring”).  Company management informed employees at the Canton Facility of this restructuring decision on January 11, 2019. The estimated costs for the Canton Restructuring include employee severance and termination costs, contract terminations costs, professional fees and other related costs such as moving and set-up costs for equipment and costs to restore the engineering function previously located at the Canton facility.

The Company recognized expense of $2,222 and $2,225, respectively, for the three months ended March 31, 2020 and 2019 as a result of these actions for employee termination benefits and other restructuring related costs. For the three months ended March 31, 2020 severance and other restructuring related costs of $1,490, $314 and $418 were recognized in COGS, SG&A and D&D, respectively, in the condensed consolidated statement of operations.  For the three months ended March 31, 2019 severance and other related restructuring costs of $1,252, $195 and $778 were recognized in COGS, SG&A and D&D, respectively, in the condensed consolidated statement of operations. The estimated additional cost of this restructuring plan, that will impact the Control Devices segment, is approximately $700 and is related to additional costs to restore the engineering function previously located at the Canton Facility. These costs will be incurred throughout 2020.

The expenses for the Canton Restructuring that relate to the Control Devices reportable segment include the following:

	Accrual as of	2020 Charge	Utilization		Accrual as of
	January 1, 2020	to Expense	Cash	Non-Cash	March 31, 2020
Employee termination benefits	$2,636	$1,118	$(3,437)	$-	$317
Other related costs	-	1,104	(1,104)	-	-
Total	$2,636	$2,222	$(4,541)	$-	$317

	Accrual as of	2019 Charge	Utilization		Accrual as of
	January 1, 2019	to Expense	Cash	Non-Cash	March 31, 2019
Employee termination benefits	$-	$1,980	$-	$-	$1,980
Other related costs	-	245	(245)	-	-
Total	$-	$2,225	$(245)	$-	$1,980

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

In the fourth quarter of 2018, the Company undertook restructuring actions for the Electronics segment affecting the European Aftermarket business and China operations.  The Company recognized expense of $7 and $216, respectively, for the three months ended March 31, 2020 and 2019 as a result of these actions for severance, contract termination costs, accelerated depreciation of fixed assets and other related costs.  Electronics segment restructuring costs were recognized in SG&A in the condensed consolidated statement of operations for the three months ended March 31, 2020 and 2019. The Company expects to incur approximately $750 of additional restructuring costs related to these actions through 2020.

The expenses for the restructuring activities that relate to the Electronics reportable segment include the following:

	Accrual as of	2020 Charge to	Utilization		Accrual as of
	January 1, 2020	Expense	Cash	Non-Cash	March 31, 2020
Employee termination benefits	$52	$-	$-	$-	$52
Other related costs	-	7	(7)	-	-
Total	$52	$7	$(7)	$-	$52

	Accrual as of	2019 Charge to	Utilization		Accrual as of
	January 1, 2019	Expense (Income)	Cash	Non-Cash	March 31, 2019
Employee termination benefits	$520	$(15)	$(456)	$-	$49
Accelerated depreciation	-	98	-	(98)	-
Contract termination costs	17	16	(33)	-	-
Other related costs	119	117	(236)	-	-
Total	$656	$216	$(725)	$(98)	$49

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

Business realignment charges by reportable segment were as follows:

Three months ended March 31,	2020	2019
Control Devices (A)	$377	$522
Stoneridge Brazil (B)	153	-
Unallocated Corporate (C)	74	613
Total business realignment charges	$604	$1,135

(A)	Severance costs for the three months ended March 31, 2020 related to SG&A were $377. Severance costs for the three months ended March 31, 2019 related to SG&A and D&D were $512 and $10, respectively.
(B)	Severance costs for the three months ended March 31, 2020 related to COGS and SG&A were $86 and $67, respectively.
(C)	Severance costs for the three months ended March 31, 2020 and 2019 related to SG&A were $74 and $613, respectively.

Business realignment charges classified by statement of operations line item were as follows:

Three months ended March 31,	2020	2019
Cost of goods sold	$86	$-
Selling, general and administrative	518	1,125
Design and development	-	10
Total business realignment charges	$604	$1,135

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

(12) Income Taxes

In the three months ended March 31, 2020, income tax expense of $1,213 was attributable to the mix of earnings among tax jurisdictions as well as valuation allowances in certain jurisdictions. The effective tax rate of 25.8% is greater than the statutory rate primarily due to losses incurred in jurisdictions for which a valuation allowance is recorded.

In the three months ended March 31, 2019, income tax expense of $1,835 was attributable to the mix of earnings among tax jurisdictions as well as the favorable benefit related to the annual vesting of share-based compensation. The effective tax rate of 16.0% is lower than the statutory rate primarily due to the annual vesting of share-based compensation.

(13) Segment Reporting

Operating segments are defined as components of an enterprise that are evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer.

The Company has three reportable segments, Control Devices, Electronics and Stoneridge Brazil, which also represent its operating segments. The Control Devices reportable segment produces actuators, sensors, switches and connectors. The Electronics reportable segment produces driver information systems, camera-based vision systems, connectivity and compliance products and electronic control units. The Stoneridge Brazil reportable segment designs and manufactures electronic vehicle tracking devices and monitoring services, vehicle security alarms and convenience accessories, in-vehicle audio and infotainment devices and telematics solutions.

The accounting policies of the Company’s reportable segments are the same as those described in Note 2, “Summary of Significant Accounting Policies” of the Company’s 2019 Form 10-K. The Company’s management evaluates the performance of its reportable segments based primarily on revenues from external customers, capital expenditures and operating income. Inter-segment sales are accounted for on terms similar to those to third parties and are eliminated upon consolidation.

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

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

A summary of financial information by reportable segment is as follows:

Three months ended March 31,	2020	2019
Net Sales:
Control Devices	$96,850	$110,119
Inter-segment sales	1,347	1,861
Control Devices net sales	98,197	111,980
Electronics	71,546	90,846
Inter-segment sales	8,268	8,722
Electronics net sales	79,814	99,568
Stoneridge Brazil	14,570	17,332
Inter-segment sales	-	6
Stoneridge Brazil net sales	14,570	17,338
Eliminations	(9,615)	(10,589)
Total net sales	$182,966	$218,297
Operating Income (Loss):
Control Devices	$7,322	$11,948
Electronics	2,872	9,031
Stoneridge Brazil	859	670
Unallocated Corporate (A)	(7,394)	(9,950)
Total operating income	$3,659	$11,699
Depreciation and Amortization:
Control Devices	$3,530	$3,094
Electronics	2,481	2,397
Stoneridge Brazil	1,450	1,525
Unallocated Corporate	526	213
Total depreciation and amortization (B)	$7,987	$7,229
Interest Expense, net:
Control Devices	$81	$182
Electronics	87	56
Stoneridge Brazil	10	108
Unallocated Corporate	852	657
Total interest expense, net	$1,030	$1,003
Capital Expenditures:
Control Devices	$2,314	$3,492
Electronics	2,650	3,738
Stoneridge Brazil	1,133	819
Unallocated Corporate(C)	572	635
Total capital expenditures	$6,669	$8,684

	March 31,	December 31,
	2020	2019
Total Assets:
Control Devices	$189,348	$191,491
Electronics	271,750	285,027
Stoneridge Brazil	65,258	89,393
Corporate (C)	390,475	358,766
Eliminations	(316,341)	(322,468)
Total assets	$600,490	$602,209

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

The following tables present net sales and long-term assets for each of the geographic areas in which the Company operates:

Three months ended March 31,	2020	2019
Net Sales:
North America	$99,851	$119,367
South America	14,570	17,332
Europe and Other	68,545	81,598
Total net sales	$182,966	$218,297

	March 31,	December 31,
	2020	2019
Long-term Assets:
North America	$87,375	$87,430
South America	37,446	52,518
Europe and Other	126,410	130,995
Total long-term assets	$251,231	$270,943
(A)	Unallocated Corporate expenses include, among other items, accounting/finance, human resources, information technology and legal costs as well as share-based compensation.
(B)	These amounts represent depreciation and amortization on property, plant and equipment and certain intangible assets.
(C)	Assets located at Corporate consist primarily of cash, intercompany loan receivables, fixed assets for the corporate headquarter building, leased assets, information technology assets, equity investments and investments in subsidiaries.

(14) Investments

Minda Stoneridge Instruments Ltd.

The Company has a 49% equity interest in Minda Stoneridge Instruments Ltd. (“MSIL”), a company based in India that manufactures electronics, instrumentation equipment and sensors primarily for the motorcycle, commercial vehicle and automotive markets. The investment is accounted for under the equity method of accounting. The Company’s investment in MSIL, recorded as a component of investments and other long-term assets, net on the condensed consolidated balance sheets, was $12,346 and $12,701 at March 31, 2020 and December 31, 2019, respectively. Equity in earnings of MSIL included in the condensed consolidated statements of operations was $457 and $364, for the three months ended March 31, 2020 and 2019, respectively.

PST Eletrônica Ltda.

The Company had a 74% controlling interest in Stoneridge Brazil from December 31, 2011 through May 15, 2017. On May 16, 2017, the Company acquired the remaining 26% noncontrolling interest in Stoneridge Brazil. As part of the acquisition agreement, the Company will be required to pay additional earn-out consideration, which is not capped, based on Stoneridge Brazil’s financial performance in either 2020 or 2021. See Note 5 for the fair value and foreign currency adjustments of the earn-out consideration for the current and prior periods.

Stoneridge Brazil had dividends payable to former noncontrolling interest holders of R$24,154 ($6,010) as of December 31, 2019. The dividends payable balance included R$261 ($68) in monetary correction for the three months ended March 31, 2019 based on the Brazilian National Extended Consumer Price inflation index. The dividend payable related to Stoneridge Brazil was recorded within other current liabilities on the consolidated balance sheet as of December 31, 2019. These dividends were paid in January 2020.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

Other Investments

In December 2018, the Company entered into an agreement to make a $10,000 investment in a fund managed by Autotech Ventures (“Autotech”), a venture capital firm focused on ground transportation technology which is accounted for in accordance with ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10)”. This investment does not have a readily determinable fair value and is measured at cost, less impairments, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. The Company’s $10,000 investment in the Autotech fund will be contributed over the expected ten-year life of the fund. The Company contributed $400 to the Autotech fund as of March 31, 2019 and did not contribute to the Autotech fund during the three months ended March 31, 2020. The Company recognized $39 and $16 in fair value and other adjustments during the three months ended March 31, 2020 and 2019, respectively. The Autotech investment recorded in investments and other long-term assets in the condensed consolidated balance sheets was $1,788 and $1,827 as of March 31, 2020 and December 31, 2019, respectively.

(15) Disposal of Non-Core Products

On April 1, 2019, the Company entered into an Asset Purchase Agreement (the “APA”) by and among the Company, the Company’s wholly owned subsidiary, Stoneridge Control Devices, Inc. (“SCD”), and Standard Motor Products, Inc. (“SMP”). On the same day pursuant to the APA, in exchange for $40,000 (subject to a post-closing inventory adjustment) and the assumption of certain liabilities, the Company and SCD sold to SMP, product lines and assets related to certain non-core switches and connectors (the “Non-core Products”). On April 1, 2019, the Company and SMP also entered into certain ancillary agreements, including a transition services agreement, a contract manufacturing agreement and a supply agreement, pursuant to which the Company would provide and be compensated for certain manufacturing, transitional, and administrative and support services to SMP on a short-term basis. The products related to the Non-core Products were manufactured in Juarez, Mexico and Canton, Massachusetts, and included ball switches, ignition switches, rotary switches, courtesy lamps, toggle switches, headlamp switches and other related components.

During the three months ended March 31, 2019, the Company recognized transaction costs associated with the disposal of Control Devices’ Non-core Products of $322 within SG&A.

The Company received $21 for services provided pursuant to the transition services agreement which were recognized as a reduction in SG&A for the three months ended March 31, 2020.

There were no Non-core Product net sales for the three months ended March 31, 2020. Non-core Product net sales and operating income were $11,230 and $3,112, for the three months ended March 31, 2019, respectively.

(16) Subsequent Events

On May 4, 2020, the Company undertook business realignment actions that resulted in the reduction of our global salaried workforce by approximately 5.0%. These actions were made to better align our resources and cost structure with our current business opportunities and market outlook as well as respond to the COVID-19 pandemic. One-time separation costs of $1,500 to $2,000 associated with these realignment actions are expected to be incurred in the second quarter of 2020.

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

Impact of COVID-19 on Our Business

The coronavirus (“COVID-19”) pandemic has resulted, and is likely to continue to result, in significant economic disruption globally. The COVID-19 pandemic has had a negative impact on the global economy, disrupting financial markets and increasing volatility, and has impeded global supply chains, restricted manufacturing operations and resulted in significantly reduced economic activity and higher unemployment rates. It has disrupted, and may continue to disrupt, the global vehicle industry and customer sales, production volumes and purchases of automotive, commercial, off-highway, motorcycle and agricultural vehicles by end-consumers. COVID-19 began to impact our operations in the first quarter of 2020 and is likely to continue to affect our business as government authorities impose mandatory closures, work-from-home orders, social distancing protocols, and other restrictions. These actions could materially affect our ability to adequately staff and maintain our operations and supply chain and impact our financial results. The adverse conditions caused by COVID-19 have reduced demand for our products and increased operating costs, which we anticipate will result in lower overall margins until the impact of COVID-19 begins to moderate.

We are experiencing disruptions in our business as we implement modifications to preserve adequate liquidity and ensure that our business can continue to operate during this uncertain time. Beginning in the first quarter of 2020, certain states and countries issued executive orders requiring all workers to remain at home, unless their work is critical, essential, or life-sustaining. With respect to liquidity, we are evaluating and taking actions to reduce costs and spending across our organization. This includes reducing hiring activities, temporarily reducing workforce in facilities impacted by volume reductions or shutdowns and limiting discretionary spending. In some instances, the Company has delayed anticipated spending on capital investment projects.

We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and shareholders.

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

First Quarter Overview

The Company had net income of $3.5 million, or $0.13 per diluted share, for the three months ended March 31, 2020.

Net income decreased by $6.2 million, or $0.20 per diluted share, from $9.7 million, or $0.33 per diluted share, for the three months ended March 31, 2019 primarily due to a decrease in net sales. Pursuant to the Company’s Common Share Repurchase program (“ASR Agreement”), we repurchased 1,349,528 outstanding Common Shares on May 8, 2019 and on February 27, 2020, we received an additional 364,604 Common Shares under that program. In early March 2020, under the new authorized 2020 Common Share repurchase program, we repurchased a total of 242,634 Common Shares. These transactions increased earnings per share by reducing the first quarter 2020 diluted weighted-average shares outstanding compared to the first quarter of 2019.

Net sales decreased by $35.3 million, or 16.2%, while our operating income decreased by $8.0 million, or 68.7%.

Our Control Devices segment net sales decreased by 12.0% primarily as a result of decreased sales volume in the North American automotive market due to the disposal of Non-core Products in the second quarter of 2019. In addition, we experienced decreased sales volume in our North American commercial vehicle and agricultural markets. These decreases were partially offset by sales volume increases in our China automotive, European automotive and European commercial vehicle markets. Segment gross margin decreased due to lower sales and higher direct material costs as a percentage of sales including fixed costs associated with our Canton Facility which ceased production in conjunction with our Canton Restructuring plan in December 2019. Segment operating income decreased 38.7% relative to 2019 due to lower segment margin.

Our Electronics segment net sales decreased by 21.2% primarily due to a decrease in sales volume in our European, North American and China commercial vehicle markets, unfavorable foreign currency translation and a decrease in sales of European and North American off-highway vehicle products. Segment gross margin decreased due to lower sales, unfavorable product mix, price downs on legacy products and adverse leverage of fixed costs from lower sales levels. Operating income for the segment decreased 68.2% compared to 2019 due to lower segment gross margin.

Our Stoneridge Brazil segment net sales decreased by 15.9% due to unfavorable foreign currency translation and lower volumes for our Argentina aftermarket channel and audio and alarm products. Segment gross margin declined due to the reduction in sales volume and adverse sales mix from lower sales of alarm products. Operating income decreased compared to 2019 primarily due to the impact of lower sales and gross margin.

In the first quarter of 2020, SG&A expenses decreased by $6.4 million mostly due to lower incentive compensation and professional service fees at unallocated corporate, staff reductions from the closure of the Canton Facility in the first quarter of 2020 and favorable a fair value adjustment for earn-out consideration of $1.1 million at Stoneridge Brazil.

At March 31, 2020 and December 31, 2019, we had cash and cash equivalents balances of $81.3 million and $69.4 million, respectively. The increase in cash and cash equivalents in the first quarter of 2020 was primarily due to net borrowings on the 2019 Credit Facility. The increase in borrowings under the 2019 Credit Facility were to maintain a high level of liquidity to ensure adequate available capital across our global locations due to adverse economic conditions caused by the COVID-19 pandemic. At March 31, 2020 and December 31, 2019, we had $161.0 million and $126.0 million, respectively, in borrowings outstanding on the 2019 Credit Facility and the Amended Agreement, as applicable.

Outlook

While the Company believes that focusing on products that address industry megatrends will have a positive impact on both our top-line growth and underlying margins, beginning in the first quarter of 2020, the COVID-19 pandemic has caused worldwide adverse economic conditions and uncertainty in our served markets.

The North American automotive market is expected to decrease from 16.3 million units in 2019 to 12.2 million units in 2020 due to adverse economic conditions caused by COVID-19. The Company expects sales volumes in our Control Devices segment to decline from the prior year.

We expect full year 2020 European and North American commercial vehicle volumes to significantly decline compared to prior year volumes due to adverse economic conditions caused by COVID-19.

Our 2019 Stoneridge Brazil segment revenues declined compared to the prior year due to lower volumes in our Brazilian served markets for our audio and alarm products, monitoring products and service revenues. In addition, revenues were adversely affected by the continued decline in the Argentinian economy. In April 2020, the International Monetary Fund (“IMF”) forecasted the Brazil gross domestic product to decline 5.3% in 2020 and grow 2.9% in 2021. We expect our served market channels to decline due to the contraction in the Brazilian economy but expect higher OEM related revenues from new program launches occurring in 2020. Our financial performance in our Stoneridge Brazil segment is also subject to uncertainty from movements in the Brazilian Real and Argentina Peso foreign currencies.

Other Matters

A significant portion of our sales are outside of the United States. These sales are generated by our non-U.S. based operations, and therefore, movements in foreign currency exchange rates can have a significant effect on our results of operations, which are presented in U.S. dollars. A significant portion of our raw materials purchased by our Electronics and Stoneridge Brazil segments are denominated in U.S. dollars, and therefore movements in foreign currency exchange rates can also have a significant effect on our results of operations. The U.S. Dollar strengthened against the Swedish krona, euro, Brazilian real and Argentinian peso in 2020 and 2019, unfavorably impacting our material costs and reported results.

In January 2019, we committed to a restructuring plan that resulted in the closure of our Canton, Massachusetts facility (“Canton Facility”) as of March 31, 2020 and the consolidation of manufacturing operations at that site into other Company locations (“Canton Restructuring”). The estimated costs for the Canton Restructuring included employee severance and termination costs, contract termination costs, professional fees and other related costs such as moving and set-up costs for equipment and costs to restore the engineering function previously located at the Canton Facility.  We recognized $2.2 million of expense as a result of these actions during both the three months ended March 31, 2020 and 2019. We expect to incur additional costs related to the Canton Restructuring of $0.7 million through December 2020 primarily to restore the engineering function previously located at the Canton Facility.

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

On October 26, 2018 the Company announced a Board of Directors approved share repurchase program authorizing Stoneridge to repurchase up to $50.0 million of our Common Shares. Thereafter, on May 7, 2019, we announced that the Company had entered into an accelerated share repurchase agreement with Citibank N.A. to repurchase an aggregate of $50.0 million of our Common Shares. Pursuant to the accelerated share repurchase agreement in the second quarter of 2019 we made an upfront payment of $50.0 million and received an initial delivery of 1,349,528 Common Shares which became treasury shares. On February 25, 2020, Citibank N.A. terminated early its commitment pursuant to the accelerated share repurchase agreement and delivered to the Company, 364,604 Common Shares representing the final settlement of the Company’s repurchase program which became treasury shares.

On February 24, 2020, the Board of Directors authorized a new repurchase program of $50.0 million for the repurchase of outstanding Common Shares over an 18 month period. The repurchases may be made from time to time in either open market transactions or in privately negotiated transactions. Repurchases may also be made under rule 10b-18, which permit Common Shares to be repurchased through pre-determined criteria. The timing, volume and nature of common share repurchases will be at the discretion of management, dependent on market conditions, other priorities of cash investment, applicable securities laws and other factors. This Common Share repurchase program authorization does not obligate the Company to acquire any particular amount of its Common Shares, and it may be suspended or discontinued at any time. For the quarter ended March 31, 2020, under the new 2020 repurchase program in early March 2020, the Company repurchased 242,634 Common Shares for $5.0 million in accordance with this repurchase program authorization. The Company is temporarily suspending the previously announced share repurchase program in response to uncertainty surrounding the duration and magnitude of the impact of the COVID-19 pandemic.

In March 2017, the Supreme Court of Brazil issued a decision concluding that a certain state value added tax should not be included in the calculation of federal gross receipts taxes. The decision reduced Stoneridge Brazil’s gross receipts tax prospectively and, potentially, retrospectively. In April 2019, the Company received judicial notification that the Superior Judicial Court of Brazil rendered a favorable decision on Stoneridge Brazil’s case granting the Company the right to recover, through offset of federal tax liabilities, amounts collected by the government from June 2010 to February 2017. Based on the Company’s determination that these tax credits will be used prior to expiration, we recorded a pre-tax benefit of $6.5 million as a reduction to SG&A expense which is inclusive of related interest income of $2.4 million, net of applicable professional fees of $1.0 million in the second quarter of 2019. The Company received administrative approval in January 2020 and is now offsetting eligible federal taxes with these tax credits. The Brazilian tax authorities have sought clarification before the Supreme Court of Brazil (in a leading case involving another taxpayer) of certain matters that could affect the rights of Brazilian taxpayers regarding these credits. The timing for a decision is uncertain due to the COVID-19 pandemic. If the Brazilian tax authorities challenge our rights to these credits, we may become subject to new litigation that could impact the amount ultimately realized by Stoneridge Brazil.

In the fourth quarter of 2018, we undertook restructuring actions for our Electronics segment affecting our European Aftermarket business and China operations.  For the three months ended March 31, 2020 and 2019, we recognized expense of less than $0.1 and $0.2 million, respectively, as a result of these actions for related costs and non-cash accelerated depreciation. We expect to incur additional costs related to the Electronics segment restructuring actions of $0.8 million through 2020.

We regularly evaluate the performance of our businesses and their cost structures, including personnel, and make necessary changes thereto in order to optimize our results.  We also evaluate the required skill sets of our personnel and periodically make strategic changes.  As a consequence of these actions, we incur severance related costs which we refer to as business realignment charges. On May 4, 2020, the Company began business realignment actions that resulted in the reduction of our global salaried workforce by approximately 5.0%. These actions were made to better align our resources and cost structure with our current business opportunities and market outlook as well as respond to the COVID-19 pandemic. One-time separation costs of $1.5 million to $2.0 million associated with these realignment actions are expected to be incurred in the second quarter of 2020.

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

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

					Dollar
					increase /
Three months ended March 31,	2020		2019		(decrease)
Net sales	$182,966	100.0%	$218,297	100.0%	$(35,331)
Costs and expenses:
Cost of goods sold	137,569	75.2	157,444	72.1	(19,875)
Selling, general and administrative	29,503	16.1	35,910	16.5	(6,407)
Design and development	12,235	6.7	13,244	6.1	(1,009)
Operating income	3,659	2.0	11,699	5.3	(8,040)
Interest expense, net	1,030	0.5	1,003	0.5	27
Equity in earnings of investee	(457)	(0.2)	(364)	(0.2)	(93)
Other income, net	(1,617)	(0.9)	(432)	(0.2)	1,185
Income before income taxes	4,703	2.6	11,492	5.2	(6,789)
Provision for income taxes	1,213	0.7	1,835	0.8	(622)
Net income	$3,490	1.9%	$9,657	4.4%	$(6,167)

Net Sales. Net sales for our reportable segments, excluding inter-segment sales, are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Three months ended March 31,	2020		2019		(decrease)	(decrease)
Control Devices	$96,850	52.9%	$110,119	50.5%	$(13,269)	(12.0)%
Electronics	71,546	39.1	90,846	41.6	(19,300)	(21.2)%
Stoneridge Brazil	14,570	8.0	17,332	7.9	(2,762)	(15.9)%
Total net sales	$182,966	100.0%	$218,297	100.0%	$(35,331)	(16.2)%

Our Control Devices segment net sales decreased primarily as a result of decreased sales volume of $11.1 million from the disposal of Non-core Products that occurred in the second quarter of 2019. Including the impact of the disposal of Non-core Products, Control Devices experienced decreased sales volume in our North American automotive, North American commercial vehicle and agriculture markets of $5.1 million, $4.3 million and $2.7 million, respectively, and a decrease in other markets sales volume of $4.2 million as well as unfavorable foreign currency translation of $0.4 million. These decreases were partially offset by sales volume increases in our European automotive, European commercial vehicle and China automotive markets of $2.3 million, $0.7 million and $0.3 million, respectively.

Our Electronics segment net sales decreased primarily due to a decrease in sales volume in our European commercial vehicle market of $10.6 million and unfavorable foreign currency translation of $3.2 million as well as a decrease in sales volume in our North American and China commercial vehicle markets of $3.3 million and $0.4 million, respectively. In addition, the Electronics segment net sales decreased due to a decrease in sales volume in our European and North American off-highway vehicle products of $1.8 million and $0.2 million, respectively.

Our Stoneridge Brazil segment net sales decreased due to unfavorable foreign currency translation of $2.2 million and lower volumes for our Argentina aftermarket channel and audio and alarm products.

Net sales by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
					increase /	increase /
Three months ended March 31,	2020		2019		(decrease)	(decrease)
North America	$99,851	54.5%	$119,367	54.7%	$(19,516)	(16.3)%
South America	14,570	8.0	17,332	7.9	(2,762)	(15.9)%
Europe and Other	68,545	37.5	81,598	37.4	(13,053)	(16.0)%
Total net sales	$182,966	100.0%	$218,297	100.0%	$(35,331)	(16.2)%

The decrease in North American net sales was primarily attributable to a reduction of $11.1 million from the disposal of Control Devices’ Non-core Products in the second quarter of 2019. Including the impact of the disposal of Non-core Products, sales volume has decreased in our North American commercial vehicle, automotive and agricultural markets of $7.8 million, $5.1 million and $2.6 million, respectively, as well as a decrease of $0.2 million in our Electronics segment off-highway market and other North American volumes of $4.2 million. The decrease in net sales in South America was primarily due to unfavorable foreign currency translation of $2.2 million and lower volumes for our Argentina aftermarket channel and alarm and audio products. The decrease in net sales in Europe and Other was primarily due to a decrease in our European commercial vehicle and off-highway markets of $9.9 million and $1.8 million, respectively. Additionally, Europe and Other sales were unfavorably impacted by foreign currency translation of $3.2 million. The decreases in Europe and Other sales were offset by an increase in European and China automotive sales of $2.2 million and $0.3 million.

Cost of Goods Sold and Gross Margin. Cost of goods sold decreased compared to the first quarter of 2019 and our gross margin decreased from 27.9% in the first quarter of 2019 to 24.8% in the first quarter of 2020. Our material cost as a percentage of net sales increased by 0.5% to 52.8% in the first quarter of 2020 compared to 52.3% in the first quarter of 2019. Direct material costs in our Control Devices segment were negatively impacted by unfavorable product mix including the impact of the disposal of Non-core Products while our Electronics segment was negatively impacted by unfavorable product mix and price downs on legacy products. Overhead as a percentage of net sales increased by 2.2% to 16.9% for the first quarter of 2020 compared to 14.7% for the first quarter of 2019 primarily due to adverse fixed cost leverage on lower sales levels including our Canton facility which ceased production in accordance with our Canton restructuring plan in December 2019 offset by lower warranty expenses in our Control Devices segment.

Our Control Devices segment gross margin decreased due to lower sales and higher direct material costs as a percentage of sales, the adverse impact of the disposal of Non-core Products in the second quarter of 2019, as well as higher overhead costs as a percentage of sales due to adverse fixed cost leverage on lower sales levels including our Canton facility which ceased production in accordance with our Canton restructuring plan in December 2019 offset by lower warranty expenses.

Our Electronics segment gross margin decreased primarily due to lower sales, an unfavorable product mix and price downs on legacy products and higher overhead costs as a percentage of sales due to adverse leverage of fixed costs.

Our Stoneridge Brazil segment gross margin decreased due to lower sales and unfavorable sales mix of lower alarm sales.

Selling, General and Administrative (“SG&A”). SG&A expenses decreased by $6.4 million compared to the first quarter of 2019 due to staff reductions from the closure of the Canton Facility during the first quarter of 2020 at Control Devices and lower incentive compensation costs and professional service fees at unallocated corporate and a favorable fair value adjustment for earn-out consideration of $1.1 million at Stoneridge Brazil.

Design and Development (“D&D”). D&D costs decreased by $1.0 million due to higher capitalization of software development costs of $0.8 million and lower spending at Control Devices due to the pace of the restoration of the engineering function previously located at the Canton facility.

Operating Income. Operating income (loss) is summarized in the following table by reportable segment (in thousands):

			Dollar	Percent
			increase /	increase /
Three months ended March 31,	2020	2019	(decrease)	decrease
Control Devices	$7,322	$11,948	$(4,626)	(38.7)%
Electronics	2,872	9,031	(6,159)	(68.2)%
Stoneridge Brazil	859	670	189	28.2%
Unallocated corporate	(7,394)	(9,950)	2,556	25.7%
Operating income	$3,659	$11,699	$(8,040)	(68.7)%

Our Control Devices segment operating income decreased due to lower sales and unfavorable product mix from the disposal of Non-core Products that occurred in the second quarter of 2019 offset by lower SG&A costs from staff reductions due to the closure of the Canton Facility in the first quarter of 2020.

Our Electronics segment operating income decreased primarily due to lower sales and higher material costs resulting in lower gross margin.

Our Stoneridge Brazil segment operating income increased primarily due to a favorable fair value adjustment for earn-out consideration of $1.1 million offset by lower sales volumes and unfavorable sales mix from lower sales of alarm products.

Our unallocated corporate operating loss decreased primarily from incentive compensation and professional costs.

Operating income (loss) by geographic location is summarized in the following table (in thousands):

			Dollar	Percent
Three months ended March 31,	2020	2019	decrease	decrease
North America	$(483)	$1,573	$(2,056)	NM
South America	859	670	189	28.2%
Europe and Other	3,283	9,456	(6,173)	(65.3)%
Operating income	$3,659	$11,699	$(8,040)	(68.7)%

NM – Not meaningful

Our North American operating results decreased due to lower sales in our automotive, commercial vehicle and off-highway markets. The increase in operating income in South America was primarily due to a favorable fair value adjustment for earn-out consideration offset by lower sales volumes and adverse sales mix. Our operating results in Europe and Other decreased primarily due to the unfavorable foreign currency translation impact on sales as well as lower sales in our commercial vehicle market.

Interest Expense, net. Interest expense, net remained consistent with the first quarter or 2019.

Equity in Earnings of Investee. Equity earnings for MSIL were $0.5 million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively.

Other Income, net. We record certain foreign currency transaction (gains) losses as a component of other income, net on the condensed consolidated statement of operations. Other income, net increased by $1.2 million to $1.6 million in the first quarter of 2020 compared to other income, net of $0.4 million for the first quarter of 2019 primarily due to higher foreign currency transaction gains in our Electronics segment.

Provision for Income Taxes. In the three months ended March 31, 2020, income tax expense of $1.2 million was attributable to the mix of earnings among tax jurisdictions as well as valuation allowances in certain jurisdictions. The effective tax rate of 25.8% is greater than the statutory rate primarily due to losses incurred in jurisdictions for which a valuation allowance is recorded.

In the three months ended March 31, 2019, income tax expense of $1.8 million was attributable to the mix of earnings among tax jurisdictions as well as the favorable benefit related to the annual vesting of share-based compensation. The effective tax rate of 16.0% is lower than the statutory rate primarily due to the annual vesting of share-based compensation.

Liquidity and Capital Resources

Summary of Cash Flows:

Three months ended March 31,	2020	2019
Net cash provided by (used for):
Operating activities	$(6,562)	$(5,609)
Investing activities	(7,132)	(9,083)
Financing activities	28,199	(11,997)
Effect of exchange rate changes on cash and cash equivalents	(2,603)	(1,317)
Net change in cash and cash equivalents	$11,902	$(28,006)

Cash used for operating activities increased compared to the first quarter of 2019 primarily due to lower net income and the payment of dividends to former noncontrolling interest holders of Stoneridge Brazil of $6.0 million offset by a reduction in cash used to fund working capital levels. Our receivable terms and collections rates have remained consistent between periods presented.

Net cash used for investing activities decreased compared to 2019 due to lower capital expenditures and 2019 investments in the Autotech venture capital fund offset by the capitalization of $0.8 million of software development costs.

Net cash provided by financing activities increased primarily due to higher net 2019 Credit Facility borrowings of $35.0 million and offset by the repurchase of $5.0 million of Common Shares in the first quarter of 2020. The increase in borrowings under the 2019 Credit Facility were to maintain a high level of liquidity due to adverse economic conditions caused by the COVID-19 pandemic.

As outlined in Note 7 to our condensed consolidated financial statements, the 2019 Credit Facility increased our borrowing capacity by $100.0 million and permits borrowing up to a maximum level of $400.0 million which includes an accordion feature which allows the Company to increase the availability by up to $150.0 million upon the satisfaction of certain conditions. This variable rate facility provides the flexibility to refinance other outstanding debt or finance acquisitions through June 2024. The 2019 Credit Facility contains certain financial covenants that require the Company to maintain less than a maximum leverage ratio and more than a minimum interest coverage ratio. The 2019 Credit Facility also contains affirmative and negative covenants and events of default that are customary for credit arrangements of this type including covenants which place restrictions and/or limitations on the Company’s ability to borrow money, make capital expenditures and pay dividends. The 2019 Credit Facility had an outstanding balance of $161.0 million at March 31, 2020. The Company was in compliance with all covenants at March 31, 2020. However, it is possible that future borrowing capacity under the 2019 Credit Facility may be limited as a result of financial performance due to the adverse impact of COVID-19 on the Company’s markets and general global demand. The Company expects to make additional repayments on the Credit Facility when cash exceeds the amount needed for operations.

Stoneridge Brazil maintains several short-term and long-term loans used for working capital purposes. At March 31, 2020, there was $0.7 million of Stoneridge Brazil debt outstanding. Scheduled principal repayments on Stoneridge Brazil debt at March 31, 2020 were as follows: $0.4 million from April 2020 to March 2021 and $0.3 million from April 2021 to December 2021.

In December 2019, Stoneridge Brazil established an overdraft credit line which allows overdrafts on Stoneridge Brazil’s bank account up to a maximum level of Brazilian real 5.0 million, or $1.0 million and $1.2 million, at March 31, 2020 and December 31, 2019, respectively.  There was no balance outstanding on the overdraft credit line as of March 31, 2020 or December 31, 2019.

The Company’s wholly owned subsidiary located in Stockholm, Sweden, has an overdraft credit line which allows overdrafts on the subsidiary’s bank account up to a maximum level of 20.0 million Swedish krona, or $2.0 million and $2.1 million, at March 31, 2020 and December 31, 2019, respectively. At March 31, 2020 and December 31, 2019, there was no balance outstanding on this overdraft credit line.

The Company’s wholly-owned subsidiary located in Suzhou, China, has two credit lines which allow up to a maximum borrowing level of 40.0 million Chinese yuan, or $5.6 million and $5.7 million, at March 31, 2020 and December 31, 2019, respectively. At March 31, 2020 and December 31, 2019 there was $2.1 million and $2.2 million, respectively, in borrowings outstanding recorded within current portion of debt. In addition, the Suzhou subsidiary has a bank acceptance draft line of credit which allows up to a maximum borrowing level of 15.0 million Chinese yuan, or $2.1 million and $2.2 million at March 31, 2020 and December 31, 2019, respectively. At March 31, 2020 and December 31, 2019 there was $0.2 million, in borrowing outstanding on the Suzhou bank acceptance draft line.

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

On October 26, 2018 the Company announced a Board of Directors approved repurchase program authorizing Stoneridge to repurchase up to $50.0 million of our Common Shares. Thereafter, on May 7, 2019, we announced that the Company had entered into an accelerated share repurchase agreement with Citibank N.A. to repurchase an aggregate of $50.0 million of our Common Shares. Pursuant to the accelerated share repurchase agreement in the second quarter of 2019 we made an upfront payment of $50.0 million and received an initial delivery of 1,349,528 Common Shares which became treasury shares. On February 25, 2020, Citibank N.A. terminated early its commitment pursuant to the accelerated share repurchase agreement and delivered to the Company, 364,604 Common Shares representing the final settlement of the Company’s repurchase program which became treasury shares.

On February 24, 2020, the Board of Directors authorized the repurchase of $50.0 million of outstanding Common Shares over an 18 month period. The repurchases may be made from time to time in either open market transactions or in privately negotiated transactions. Repurchases may also be made under rule 10b-18, which permit Common Shares to be repurchased through pre-determined criteria. The timing, volume and nature of common share repurchases will be at the discretion of management, dependent on market conditions, other priorities of cash investment, applicable securities laws and other factors. This Common Share repurchase program authorization does not obligate the Company to acquire any particular amount of its Common Shares, and it may be suspended or discontinued at any time. For the quarter ended March 31, 2020, the Company repurchased 242,634 Common Shares for $5.0 million in accordance with this repurchase program authorization. The Company is temporarily suspending the previously announced share repurchase program in response to uncertainty surrounding the duration and magnitude of the impact of the COVID-19 pandemic.

In January 2020, Stoneridge Brazil paid dividends to former noncontrolling interest holders of Brazilian real (“R$”) 24,154 ($6,010) as of December 31, 2019. The dividend payable related to Stoneridge Brazil was recorded within other current liabilities on the consolidated balance sheet as of December 31, 2019. See Note 14 to the condensed consolidated financial statements for additional details.

In December 2018, the Company entered into an agreement to make a $10.0 million investment in a fund managed by Autotech Ventures (“Autotech”), a venture capital firm focused on ground transportation technology.  The Company’s $10.0 million investment in the Autotech fund will be contributed over the expected ten-year life of the fund.  As of March 31, 2020, the Company’s cumulative investment in the Autotech fund was $2.1 million. The Company contributed $0.4 million to the Autotech fund during the three months ended March 31, 2019 and did not contribute to the Autotech fund during the three months ended March 31, 2020.

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

At March 31, 2020, we had a cash and cash equivalents balance of approximately $81.3 million, of which 66.8% was held in foreign locations. The increase in cash and cash equivalents from $69.4 million at December 31, 2019 was primarily due to net borrowings on the 2019 Credit Facility and the Amended Agreement, as applicable. The Company has approximately $239 million of undrawn commitments under the 2019 Credit Facility as of March 31, 2020, which results in total undrawn commitments and cash balances of more than $320 million.  However, it is possible that future borrowing capacity under our 2019 Credit Facility may be limited as a result of our financial performance due the adverse impact of COVID-19 on the Company’s markets and general global demand.

Commitments and Contingencies

See Note 10 to the condensed consolidated financial statements for disclosures of the Company’s commitments and contingencies.

Seasonality

Our Control Devices and Electronics segments are not typically affected by seasonality, however the demand for our Stoneridge Brazil segment consumer products is typically higher in the second half of the year, the fourth quarter in particular.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies, which include management’s best estimates and judgments, are included in Part II, Item 7, to the consolidated financial statements of the Company’s 2019 Form 10-K. These accounting policies are considered critical as disclosed in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis of the Company’s 2019 Form 10-K because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates. There have been no material changes in our significant accounting policies or critical accounting estimates during the first quarter of 2020.

Information regarding other significant accounting policies is included in Note 2 to our consolidated financial statements in Item 8 of Part II of the Company’s 2019 Form 10-K.

Inflation and International Presence

By operating internationally, we are affected by foreign currency exchange rates and the economic conditions of certain countries. Furthermore, given the current economic climate and fluctuations in certain commodity prices, we believe that an increase in such items could significantly affect our profitability. See Note 5 to the condensed consolidated financial statements for additional details on the Company’s foreign currency exchange rate and interest rate risks.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk presented within Part II, Item 7A of the Company’s 2019 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2020, an evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the PEO and PFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in certain legal actions and claims primarily arising in the ordinary course of business. Although it is not possible to predict with certainty the outcome of these matters, we do not believe that any of the litigation in which we are currently engaged, either individually or in the aggregate, will have a material adverse effect on our business, consolidated financial position or results of operations. We are subject to litigation regarding civil, labor, and other tax contingencies in our Stoneridge Brazil segment for which we believe the likelihood of loss is reasonably possible, but not probable, although these claims might take years to resolve. In addition, we are subject to litigation regarding patent infringement. We are also subject to the risk of exposure to product liability claims in the event that the failure of any of our products causes personal injury or death to users of our products as well as product warranty and recall claims. There can be no assurance that we will not experience any material losses related to product liability, warranty or recall claims. In addition, if any of our products prove to be defective, we may be required to participate in a government-imposed or customer OEM-instituted recall involving such products. See additional details of these matters in Note 10 to the condensed consolidated financial statements.

Item 1A. Risk Factors

There have been no material changes with respect to risk factors previously disclosed in the Company’s 2019 Form 10-K with the exception of adding the following risk factor:

We face risks related to the novel coronavirus (COVID-19) pandemic that could adversely affect our business, results of operation and financial condition.

In December 2019, a novel strain of the coronavirus (COVID-19) was reported to have been detected in Wuhan, China and on March 11, 2020 it was declared by the World Health Organization to be a global pandemic.  The COVID-19 pandemic has had a negative impact on the global economy, disrupting the financial markets and increasing volatility, and has impeded global supply chains, restricted manufacturing operations and resulted in significantly reduced economic activity and higher unemployment rates. It has disrupted, and may continue to disrupt for an indefinite period of time, the global vehicle industry and customer sales, production volumes and purchases of automotive, commercial, off-highway, motorcycle and agricultural vehicles by end-consumers. The COVID-19 pandemic began to impact our operations in the first quarter of 2020 and is likely to continue to adversely affect our business as government authorities continue to impose mandatory closures, work-from-home orders, social distancing protocols, and other restrictions to combat the spread of the virus. As a result, we have modified our production schedules and have experienced, and may continue to experience, delays in the production and distribution of our products and the loss or delay of customers’ sales. If the global economic effects caused by COVID-19 continue or increase, overall customer demand may continue to decrease, which could have an adverse effect on our business, results of operation and financial condition. In addition, if a significant portion of our workforce or our customers’ workforce are affected by COVID-19, either directly or due to government closures or otherwise, associated work stoppages or facility closures could halt or further delay production in our facilities, including our manufacturing facility in Juarez, Mexico which is currently expected to be shut-down until at least May 30, 2020 due to a Mexican governmental decree. Moreover, concerns over the economic impact of the COVID-19 pandemic have also caused extreme volatility in financial and other capital markets which has and may continue to adversely impact our stock price and our ability to access the capital markets. The full extent of the effect of COVID-19 on our customers, our supply chain and our business, in either scope or duration, cannot be assessed at this time although we expect our full year 2020 results of operations and financial condition to be adversely affected by COVID-19.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to repurchases of Common Shares made by us during the three months ended March 31, 2020. There were 75,345 Common Shares delivered to us by employees as payment for withholding taxes due upon vesting of performance share awards and share unit awards during the three months ended March 31, 2020.

			Total number of	Maximum number
			shares purchased as	of shares that may
			part of publicly	yet be purchased
	Total number of	Average price	announced plans	under the plans
Period	shares purchased	paid per share	or programs	or programs
1/1/20-1/31/20	-	$-	N/A	(1)
2/1/20-2/29/20	364,833	29.17	364,604	(1)(2)
3/1/20-3/31/20	317,750	20.36	242,634	(2)
Total	682,583

(1)	On October 26, 2018 we announced a Board of Directors approved repurchase program authorizing the Company to repurchase up to $50.0 million of our Common Shares. Thereafter, on May 7, 2019, we announced that the Company had entered into an accelerated share repurchase agreement with Citibank N.A. to repurchase an aggregate of $50.0 million of our Common Shares. Pursuant to the accelerated share repurchase agreement in the second quarter of 2019 we made an upfront payment of $50.0 million and received an initial delivery of 1,349,528 Common Shares which became treasury shares. On February 25, 2020, Citibank N.A. terminated early its commitment pursuant to the accelerated share repurchase agreement and delivered to the Company, 364,604 Common Shares representing the final settlement of the Company’s repurchase program which became treasury shares.

(2)	On February 24, 2020, the Board of Directors authorized the repurchase of $50.0 million of outstanding Common Shares over an 18 month period. The repurchases may for made from time to time in either open market transactions or in privately negotiated transactions. Repurchases may also be made under rule 10b5-1, which permit Common Shares to be repurchased through pre-determined criteria. The timing, volume and nature of common share repurchases will be at the discretion of management, dependent on market conditions, other priorities of cash investment, applicable securities laws and other factors. This Common Share repurchase program authorization does not obligate the Company to acquire any particular amount of its Common Shares, and it may be suspended or discontinued at any time. For the quarter ended March 31, 2020, the Company repurchased 242,634 Common Shares for $5.0 million in accordance with this repurchase program authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Exhibit

10.1	Employment Agreement, dated January 3, 2020, by and between the Company and Kevin Heigel, filed herewith.

10.2

Separation Agreement and Release of Claim, dated March 31, 2020, by and between the Company and Robert Willig, incorporated by reference to Exhibit 99.1 on the Company’s Current Report on Form 8-K filed on March 9, 2020.

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

104	Cover page Interactive Data File (the Cover Page Interactive Data File is embedded within the Inline XBRL document)

	101	XBRL Exhibits:

	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
104

The cover page from our Quarterly Report on Form 10-Q for the period ended March 31, 2020, filed with the Securities and Exchange Commission on May 6, 2020, is formatted in Inline Extensible Business Reporting Language (“iXBRL”)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONERIDGE, INC.

Date: May 6, 2020	/s/ Jonathan B. DeGaynor
Jonathan B. DeGaynor
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 6, 2020	/s/ Robert R. Krakowiak
Robert R. Krakowiak
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)