Form 10-Q
period 2020-06-30
STONERIDGE INC
filed 2020-07-30
CIK 1043337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2020

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

The number of Common Shares, without par value, outstanding as of July 24, 2020 was 27,003,157.

STONERIDGE, INC. AND SUBSIDIARIES

Forward-Looking Statements

Portions of this report on Form 10-Q contain “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report and may include statements regarding the intent, belief or current expectations of the Company, with respect to, among other things, our (i) future product and facility expansion, (ii) acquisition strategy, (iii) investments and new product development, (iv) growth opportunities related to awarded business and (v) operational expectations. Forward-looking statements may be identified by the words “will,” “may,” “should,” “designed to,” “believes,” “plans,” “projects,” “intends,” “expects,” “estimates,” “anticipates,” “continue,” and similar words and expressions. The forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other factors:

●	the impact of COVID-19, or other future pandemics, on the global economy, and on our customers, suppliers, employees, business and cash flows;
●	the reduced purchases, loss or bankruptcy of a major customer or supplier;
●	the costs and timing of business realignment, facility closures or similar actions;
●	a significant change in automotive, commercial, off-highway, motorcycle or agricultural vehicle production;
●	competitive market conditions and resulting effects on sales and pricing;
●	the impact on changes in foreign currency exchange rates on sales, costs and results, particularly the Argentinian peso, Brazilian real, Chinese renminbi, euro, Mexican peso and Swedish krona;
●	our ability to achieve cost reductions that offset or exceed customer-mandated selling price reductions;
●	customer acceptance of new products;
●	our ability to successfully launch/produce products for awarded business;
●	adverse changes in laws, government regulations or market conditions, including tariffs, affecting our products or our customers’ products;
●	our ability to protect our intellectual property and successfully defend against assertions made against us;
●	liabilities arising from warranty claims, product recall or field actions, product liability and legal proceedings to which we are or may become a party, or the impact of product recall or field actions on our customers;
●	labor disruptions at our facilities or at any of our significant customers or suppliers;
●	business disruptions due to natural disasters or other disasters outside our control;
●	the ability of our suppliers to supply us with parts and components at competitive prices on a timely basis, including the impact of potential tariffs and trade considerations on their operations and output;
●	the amount of our indebtedness and the restrictive covenants contained in the agreements governing our indebtedness, including our revolving credit facility;
●	capital availability or costs, including changes in interest rates or market perceptions;
●	the failure to achieve the successful integration of any acquired company or business;
●	risks related to a failure of our information technology systems and networks, and risks associated with current and emerging technology threats and damage from computer viruses, unauthorized access, cyber-attack and other similar disruptions; and
●	those items described in Part II Item 1A (“Risk Factors”) of this Quarterly Report on Form 10-Q and Part I, Item IA (“Risk Factors”) in the Company’s 2019 Form 10-K.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STONERIDGE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(in thousands)	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$72,412	$69,403
Accounts receivable, less reserves of $676 and $1,289, respectively	97,404	138,564
Inventories, net	96,933	93,449
Prepaid expenses and other current assets	29,894	29,850
Total current assets	296,643	331,266
Long-term assets:
Property, plant and equipment, net	117,219	122,483
Intangible assets, net	50,968	58,122
Goodwill	35,942	35,874
Operating lease right-of-use asset	20,038	22,027
Investments and other long-term assets, net	36,409	32,437
Total long-term assets	260,576	270,943
Total assets	$557,219	$602,209

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of debt	$4,831	$2,672
Accounts payable	52,037	80,701
Accrued expenses and other current liabilities	47,101	55,223
Total current liabilities	103,969	138,596
Long-term liabilities:
Revolving credit facility	161,000	126,000
Long-term debt, net	152	454
Deferred income taxes	11,193	12,530
Operating lease long-term liability	16,200	17,971
Other long-term liabilities	15,443	16,754
Total long-term liabilities	203,988	173,709
Shareholders' equity:
Preferred Shares, without par value, 5,000 shares authorized, none issued	-	-
Common Shares, without par value, 60,000 shares authorized, 28,966 and 28,966 shares issued and 27,001 and 27,408 shares outstanding at June 30, 2020 and December 31, 2019, respectively, with no stated value	-	-
Additional paid-in capital	230,818	225,607
Common Shares held in treasury, 1,965 and 1,558 shares at June 30, 2020 and December 31, 2019, respectively, at cost	(60,639)	(50,773)
Retained earnings	188,298	206,542
Accumulated other comprehensive loss	(109,215)	(91,472)
Total shareholders' equity	249,262	289,904
Total liabilities and shareholders' equity	$557,219	$602,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2020	2019	2020	2019

Net sales	$99,545	$222,241	$282,511	$440,538
Costs and expenses:
Cost of goods sold	86,291	165,414	223,860	322,858
Selling, general and administrative	27,693	27,522	57,196	63,110
Gain on disposal of Non-core Products, net	-	(33,921)	-	(33,599)
Design and development	12,384	14,040	24,619	27,284
Operating (loss) income	(26,823)	49,186	(23,164)	60,885
Interest expense, net	1,410	1,001	2,440	2,004
Equity in loss (earnings) of investee	231	(548)	(226)	(912)
Other income, net	(9)	(97)	(1,626)	(529)
(Loss) income before income taxes	(28,455)	48,830	(23,752)	60,322
(Benefit) provision for income taxes	(6,721)	9,066	(5,508)	10,901
Net (loss) income	$(21,734)	$39,764	$(18,244)	$49,421

(Loss) earnings per share:
Basic	$(0.81)	$1.43	$(0.67)	$1.75
Diluted	$(0.81)	$1.41	$(0.67)	$1.72
Weighted-average shares outstanding:
Basic	26,952	27,887	27,092	28,208
Diluted	26,952	28,294	27,092	28,716

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019

Net (loss) income	$(21,734)	$39,764	$(18,244)	$49,421

Other comprehensive income (loss), net of tax:
Foreign currency translation	1,821	2,311	(15,298)	(1,493)
Unrealized gain (loss) on derivatives (1)	1,210	(112)	(2,445)	(70)
Other comprehensive income (loss), net of tax	3,031	2,199	(17,743)	(1,563)

Comprehensive (loss) income	$(18,703)	$41,963	$(35,987)	$47,858

(1)	Net of tax expense (benefit) of $322 and $(30) for the three months ended June 30, 2020 and 2019, respectively. Net of tax benefit of $(650) and $(19) for the six months ended June 30, 2020 and 2019, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six months ended June 30 (in thousands)	2020	2019

OPERATING ACTIVITIES:
Net (loss) income	$(18,244)	$49,421
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	13,242	11,819
Amortization, including accretion and write-off of deferred financing costs	2,732	3,464
Deferred income taxes	(7,018)	3,804
Earnings of equity method investee	(226)	(912)
Loss (gain) on sale of fixed assets	131	(26)
Share-based compensation expense	2,110	3,594
Excess tax deficiency (benefit) related to share-based compensation expense	40	(752)
Gain on disposal of Non-core Products, net	-	(33,599)
Property, plant and equipment impairment charge	2,326	-
Change in fair value of earn-out contingent consideration	(233)	905
Change in fair value of venture capital fund	139	16
Changes in operating assets and liabilities, net of effect of business combination:
Accounts receivable, net	37,644	(13,440)
Inventories, net	(6,295)	(21,798)
Prepaid expenses and other assets	992	(9,678)
Accounts payable	(26,044)	13,604
Accrued expenses and other liabilities	(7,829)	242
Net cash (used for) provided by operating activities	(6,533)	6,664

INVESTING ACTIVITIES:
Capital expenditures, including intangibles	(17,194)	(17,479)
Proceeds from sale of fixed assets	19	49
Proceeds from disposal of Non-core Products	-	34,386
Investment in venture capital fund	(750)	(1,200)
Net cash (used for) provided by investing activities	(17,925)	15,756

FINANCING ACTIVITIES:
Revolving credit facility borrowings	71,500	55,000
Revolving credit facility payments	(36,500)	(47,500)
Proceeds from issuance of debt	17,345	55
Repayments of debt	(15,204)	(999)
Earn-out consideration cash payment	-	(3,394)
Other financing costs	(1,038)	(873)
Common Share repurchase program	(4,995)	(50,000)
Repurchase of Common Shares to satisfy employee tax withholding	(1,741)	(3,209)
Net cash provided by (used for) financing activities	29,367	(50,920)

Effect of exchange rate changes on cash and cash equivalents	(1,900)	(1,089)
Net change in cash and cash equivalents	3,009	(29,589)
Cash and cash equivalents at beginning of period	69,403	81,092

Cash and cash equivalents at end of period	$72,412	$51,503

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,344	$2,198
Cash paid for income taxes, net	$636	$7,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Number of					Accumulated
	Common	Number of	Additional	Common		other	Total
	Shares	treasury	paid-in	Shares held	Retained	comprehensive	shareholders'
(in thousands)	outstanding	shares	capital	in treasury	earnings	loss	equity

BALANCE DECEMBER 31, 2018	28,488	478	$231,647	$(8,880)	$146,251	$(85,752)	$283,266
Net income	—	—	—	—	9,657	—	9,657
Unrealized gain on derivatives, net	—	—	—	—	—	42	42
Currency translation adjustments	—	—	—	—	—	(3,804)	(3,804)
Issuance of Common Shares	305	(305)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(98)	98	—	(1,883)	—	—	(1,883)
Tax benefit from share based compensation transactions	—	—	—	—	—	—	—
Share-based compensation, net	—	—	480	—	—	—	480
BALANCE MARCH 31, 2019	28,695	271	$232,127	$(10,763)	$155,908	$(89,514)	$287,758

Net income	—	—	—	—	39,764	—	39,764
Unrealized loss on derivatives, net	—	—	—	—	—	(112)	(112)
Currency translation adjustments	—	—	—	—	—	2,311	2,311
Issuance of Common Shares	31	(31)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(9)	9	—	74	—	—	74
Common Share repurchase program	(1,350)	1,350	(10,000)	(40,000)	—	—	(50,000)
Share-based compensation, net	—	—	1,704	—	—	—	1,704
BALANCE JUNE 30, 2019	27,367	1,599	$223,831	$(50,689)	$195,672	$(87,315)	$281,499

BALANCE DECEMBER 31, 2019	27,408	1,558	$225,607	$(50,773)	$206,542	$(91,472)	$289,904
Net income	—	—	—	—	3,490	—	3,490
Unrealized loss on derivatives, net	—	—	—	—	—	(3,655)	(3,655)
Currency translation adjustments	—	—	—	—	—	(17,119)	(17,119)
Issuance of Common Shares	267	(267)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(75)	75	—	4,769	—	—	4,769
Common Share repurchase program	(607)	607	10,000	(14,995)	—	—	(4,995)
Share-based compensation, net	—	—	(5,101)	—	—	—	(5,101)
BALANCE MARCH 31, 2020	26,993	1,973	$230,506	$(60,999)	$210,032	$(112,246)	$267,293

Net loss	—	—	—	—	(21,734)	—	(21,734)
Unrealized gain on derivatives, net	—	—	—	—	—	1,210	1,210
Currency translation adjustments	—	—	—	—	—	1,821	1,821
Issuance of Common Shares	12	(12)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(4)	4	—	360	—	—	360
Common Share repurchase program	—	—	—	—	—	—	—
Share-based compensation, net	—	—	312	—	—	—	312
BALANCE JUNE 30, 2020	27,001	1,965	$230,818	$(60,639)	$188,298	$(109,215)	$249,262

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

(1) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Stoneridge, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s 2019 Form 10-K.

The Company’s investment in Minda Stoneridge Instruments Ltd. (“MSIL”) for the three and six months ended June 30, 2020 and 2019 has been determined to be an unconsolidated entity, and therefore is accounted for under the equity method of accounting based on the Company’s 49% ownership in MSIL.

(2) Recently Issued Accounting Standards

Recently Adopted Accounting Standards

In August 2018, the Financial Accounting Standards Board (‘FASB”) issued Accounting Standards Update (“ASU”) 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The guidance in ASU 2018-15 clarifies the accounting for implementation costs in cloud computing arrangements. ASU 2018-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. The Company adopted this standard prospectively as of January 1, 2020 and it did not have a material impact on the Company’s condensed consolidated financial statements.

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

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

Accounting Standards Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance in ASU 2020-04 provides temporary optional expedient and exceptions to the guidance in U.S. GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”) (also known as the “reference rate reform”). The guidance allows companies to elect not to apply certain modification accounting requirements to contracts affected by the reference rate reform, if certain criteria are met. The guidance will also allow companies to elect various optional expedients which would allow them to continue to apply hedge accounting for hedging relationships affected by the reference rate reform, if certain criteria are met. The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements.

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

Stoneridge Brazil. Our Stoneridge Brazil segment (also referred to as “PST” in prior filings) primarily serves the South American region and specializes in the design, manufacture and sale of vehicle tracking devices and monitoring services, vehicle security alarms and convenience accessories, in-vehicle audio and infotainment devices and telematics solutions. Stoneridge Brazil sells its products through the aftermarket distribution channel, to factory authorized dealer installers, also referred to as original equipment services, direct to OEMs and through mass merchandisers. In addition, monitoring services and tracking devices are sold directly to corporate customers and individual consumers.

The following tables disaggregate our revenue by reportable segment and geographical location(1) for the three and six months ended June 30, 2020 and 2019:

	Control Devices		Electronics		Stoneridge Brazil		Consolidated
Three months ended June 30,	2020	2019	2020	2019	2020	2019	2020	2019
Net Sales:
North America	$31,373	$98,066	$11,749	$25,227	$-	$-	$43,122	$123,293
South America	-	-	-	-	7,010	16,614	7,010	16,614
Europe	4,434	5,456	32,585	64,798	-	-	37,019	70,254
Asia Pacific	11,198	10,545	1,196	1,535	-	-	12,394	12,080
Total net sales	$47,005	$114,067	$45,530	$91,560	$7,010	$16,614	$99,545	$222,241

	Control Devices		Electronics		Stoneridge Brazil		Consolidated
Six months ended June 30	2020	2019	2020	2019	2020	2019	2020	2019
Net Sales:
North America	$111,783	$194,786	$31,190	$47,874	$-	$-	$142,973	$242,660
South America	-	-	-	-	21,580	33,946	21,580	33,946
Europe	11,822	9,868	83,891	131,740	-	-	95,713	141,608
Asia Pacific	20,250	19,532	1,995	2,792	-	-	22,245	22,324
Total net sales	$143,855	$224,186	$117,076	$182,406	$21,580	$33,946	$282,511	$440,538
(1)	Company sales based on geographic location are where the sale originates not where the customer is located.

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

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

Our aftermarket products are focused on meeting the demand for repair and replacement parts, compliance parts and accessories and are sold primarily to aftermarket distributors and mass retailers in our South American, European and North American markets. Aftermarket products have one type of performance obligation which is the delivery of aftermarket parts and spare parts.  For aftermarket customers, the Company typically has standard terms and conditions for all customers.  In addition, aftermarket products have alternative use as they can be sold to multiple customers. Revenue for aftermarket part production contracts is recognized at a point in time when the control of the parts transfer to the customer which is based on the shipping terms.  Aftermarket contracts may include variable consideration related to discounts and rebates which is included in the transaction price upon recognizing the product revenue.

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

Contract Balances

The Company had no material contract assets, contract liabilities or capitalized contract acquisition costs as of June 30, 2020 and December 31, 2019.

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

	June 30,	December 31,
	2020	2019
Raw materials	$72,316	$66,357
Work-in-progress	6,410	5,582
Finished goods	18,207	21,510
Total inventories, net	$96,933	$93,449

Inventory valued using the FIFO method was $86,694 and $82,910 at June 30, 2020 and December 31, 2019, respectively. Inventory valued using the average cost method was $10,239 and $10,539 at June 30, 2020 and December 31, 2019, respectively.

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

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

Derivative Instruments and Hedging Activities

On June 30, 2020, the Company had open foreign currency forward contracts which are used solely for hedging and not for speculative purposes. Management believes that its use of these instruments to reduce risk is in the Company’s best interest. The counterparties to these financial instruments are financial institutions with investment grade credit ratings.

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

In certain instances, the foreign currency forward contracts may not qualify for hedge accounting or are not designated as hedges, and therefore are marked-to-market with gains and losses recognized in the Company’s condensed consolidated statement of operations as a component of other income (loss), net. At June 30, 2020, all of the Company’s foreign currency forward contracts were designated as cash flow hedges.

The Company’s foreign currency forward contracts offset a portion of the gains and losses on the underlying foreign currency denominated transactions as follows:

U.S. dollar-denominated Foreign Currency Forward Contracts – Cash Flow Hedges

The Company entered into U.S. dollar-denominated currency contracts on behalf of one of its European Electronics subsidiaries, whose functional currency is the euro, with a notional amount at June 30, 2020 of $1,400 which expire ratably on a monthly basis from July 2020 through December 2020. There were no such contracts at December 31, 2019.

Mexican peso-denominated Foreign Currency Forward Contracts – Cash Flow Hedges

The Company holds Mexican peso-denominated foreign currency forward contracts with a notional amount at June 30, 2020 of $15,402 which expire ratably on a monthly basis from July 2020 to March 2021. There were no open Mexican peso-denominated foreign currency forward contracts at December 31, 2019.

The Company evaluated the effectiveness of the Mexican peso and euro-denominated forward contracts held as of June 30, 2020 and 2019, and for the six months then ended, and concluded that the hedges were effective.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

Interest Rate Risk

Interest Rate Risk – Cash Flow Hedge

On February 18, 2020, the Company entered into a floating-to-fixed interest rate swap agreement (the “Swap”) with a notional amount of $50,000 to hedge its exposure to interest payment fluctuations on a portion of its 2019 Credit Facility. The Swap was designated as a cash flow hedge of the variable interest rate obligation under the Company's 2019 Credit Facility that has a current balance of $161,000 at June 30, 2020. The Swap agreement settles each month on the same day that the 2019 Credit Facility interest payments are due and has a maturity date of March 10, 2023 which is prior to the 2019 Credit Facility maturity date of June 4, 2024. Under the Swap terms, the Company pays a fixed interest rate and receives a floating interest rate based on the one-month LIBOR, with a floor. The critical terms of the Swap are aligned with the terms of the 2019 Credit Facility, resulting in no hedge ineffectiveness. The difference between amounts to be received and paid under the Swap is recognized as a component of interest expense, net on the condensed consolidated statements of operations. The Swap increased interest expense by $114 and $118 for the three and six months ended June 30, 2020, respectively.

The notional amounts and fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

			Prepaid expenses		Accrued expenses and
	Notional amounts (A)		and other current assets		other current liabilities
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2020	2019	2020	2019	2020	2019
Derivatives designated as hedging instruments:
Cash flow hedges:
Forward currency contracts	$16,802	$-	$16	$-	$1,517	$-
Interest rate swap contract	$50,000	$-	$-	$-	$1,594	$-
(A)	Notional amounts represent the gross contract of the derivatives outstanding in U.S. dollars.

Gross amounts recorded for the cash flow hedges in other comprehensive (loss) income and in net (loss) income for the three months ended June 30 were as follows:

			Gain (loss) reclassified from
	Gain (loss) recorded in other		other comprehensive income
	comprehensive income (loss)		(loss) into net income (A)
	2020	2019	2020	2019
Derivatives designated as cash flow hedges:
Forward currency contracts	$716	$157	$(947)	$299
Interest rate swap	$(245)	$-	$(114)	$-
(A)	Gains (losses) reclassified from other comprehensive (loss) income into net (loss) income recognized in selling, general and administrative expenses (“SG&A”) in the Company’s condensed consolidated statements of operations were $(235) and $0 for the three months ended June 30, 2020 and 2019, respectively. Gains (losses) reclassified from other comprehensive (loss) income into net (loss) income recognized in cost of goods sold (“COGS”) in the Company’s condensed consolidated statements of operations were $(712) and $217 for the three months ended June 30, 2020 and 2019, respectively. Gains (losses) reclassified from other comprehensive (loss) income into net (loss) income recognized in design and development (“D&D“) in the Company’s condensed consolidated statements of operations were $0 and $82 for the three months ended June 30, 2020 and 2019, respectively. Losses reclassified from other comprehensive (loss) income into net (loss) income recognized in interest expense in the Company’s condensed consolidated statements of operations was $114 for the three months ended June 30, 2020.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

Gross amounts recorded for the cash flow hedges in other comprehensive (loss) income and in net (loss) income for the six months ended June 30 were as follows:

			Gain (loss) reclassified from
	Gain (loss) recorded in other		other comprehensive income
	comprehensive income (loss)		(loss) into net income (A)
	2020	2019	2020	2019
Derivatives designated as cash flow hedges:
Forward currency contracts	$(2,604)	$426	$(1,103)	$515
Interest rate swap	$(1,712)	$-	$(118)	$-
(A)	Gains (losses) reclassified from other comprehensive (loss) income into net (loss) income recognized in SG&A in the Company’s condensed consolidated statements of operations were $(235) and $0 for the six months ended June 30, 2020 and 2019, respectively. Gains (losses) reclassified from other comprehensive (loss) income into net (loss) income recognized in COGS in the Company’s condensed consolidated statements of operations were $(839) and $390 for the six months ended June 30, 2020 and 2019, respectively. Gains (losses) reclassified from other comprehensive (loss) income into net (loss) income recognized in D&D in the Company’s condensed consolidated statements of operations were $(29) and $125 for the six months ended June 30, 2020 and 2019, respectively. Losses reclassified from other comprehensive (loss) income into net (loss) income recognized in interest expense in the Company’s condensed consolidated statements of operations was $118 for the six months ended June 30, 2020.

For the six months ended June 30, 2020, the total net losses on the foreign currency contract cash flow hedges of $1,501 are expected to be included in SG&A, COGS and D&D within the next 12 months. Of the total net losses on the interest rate swap cash flow hedges, $594 of losses are expected to be included in interest expense within the next 12 months and $1,000 of losses are expected to be included in interest expense in subsequent periods.

Cash flows from derivatives used to manage foreign exchange and interest rate risks are classified as operating activities within the condensed consolidated statements of cash flows.

Fair Value Measurements

Certain assets and liabilities held by the Company are measured at fair value on a recurring basis and are categorized using the three levels of the fair value hierarchy based on the reliability of the inputs used. Fair values estimated using Level 1 inputs consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Fair values estimated using Level 2 inputs, other than quoted prices, are observable for the asset or liability, either directly or indirectly and include among other things, quoted prices for similar assets or liabilities in markets that are active or inactive as well as inputs other than quoted prices that are observable. For forward currency contracts, inputs include foreign currency exchange rates. For the interest rate swap, inputs include LIBOR. Fair values estimated using Level 3 inputs consist of significant unobservable inputs.

The following table presents our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the three levels of the fair value hierarchy based on the reliability of inputs used.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

				June 30,	December 31,
		2020			2019
		Fair values estimated using
		Level 1	Level 2	Level 3
	Fair value	inputs	inputs	inputs	Fair value
Financial assets carried at fair value:
Forward currency contract	$16	$-	$16	$-	$-
Total financial assets carried at fair value	$16	$-	$16	$-	$-

Financial liabilities carried at fair value:
Forward currency contracts	$1,517	$-	$1,517	$-	$-
Interest rate swap	1,594	-	1,594	-	-
Earn-out consideration	8,571	-	-	8,571	12,011
Total financial liabilities carried at fair value	$11,682	$-	$3,111	$8,571	$12,011

The following table sets forth a summary of the change in fair value of the Company’s Level 3 financial liabilities related to earn-out consideration that are measured at fair value on a recurring basis.

	Stoneridge Brazil	Total
Balance at December 31, 2019	$12,011	$12,011
Change in fair value	(233)	(233)
Foreign currency adjustments	(3,207)	(3,207)
Balance at June 30, 2020	$8,571	$8,571

	Orlaco	Stoneridge Brazil	Total
Balance at December 31, 2018	$8,602	$10,070	$18,672
Change in fair value	-	921	921
Foreign currency adjustments	(128)	66	(62)
Earn-out consideration cash payment	(8,474)	-	(8,474)
Balance at June 30, 2019	$-	$11,057	$11,057

The Company will be required to pay the Stoneridge Brazil earn-out consideration, which is not capped, based on Stoneridge Brazil’s financial performance in either 2020 or 2021. The fair value of the Stoneridge Brazil earn-out consideration is based on discounted cash flows utilizing forecasted earnings before interest, depreciation and amortization (“EBITDA”) in 2020 and 2021 using the key inputs of forecasted sales and expected operating income reduced by the market required rate of return. The former Stoneridge Brazil owners may choose either the 2020 or 2021 financial performance period to be used to determine the earn-out consideration payment. The former Stoneridge Brazil owners must choose the 2020 financial performance period by March 31, 2021 otherwise the 2021 financial performance period will automatically be used. The earn-out fair value assumes 2021 financial performance will be the basis for the earn-out consideration obligation. The earn-out consideration obligation related to Stoneridge Brazil is recorded within other long-term liabilities in the consolidated balance sheets as of June 30, 2020 and December 31, 2019.

The change in fair value of the earn-out consideration for Stoneridge Brazil was primarily due to favorable foreign currency translation and updated forecast projections offset by the reduced time from the current period end to the payment date. The change in fair value of the Stoneridge Brazil earn-out consideration was recorded in SG&A expense and the foreign currency impact was included in other (income) expense, net in the condensed consolidated statements of operations.

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

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the six months ended June 30, 2020.

Impairment of Long-Lived Assets or Finite-Lived Assets

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

On May 19, 2020, the Company committed to the strategic exit of its Control Devices particulate matter (“PM”) sensor product line. As a result of the strategic exit of the PM sensor product line the Company determined an impairment indicator existed and performed a recoverability test of the related long-lived assets. The Company identified that there are two asset groups comprised of PM fixed assets at the Company’s Lexington, Ohio and Tallinn, Estonia facilities. As a result of the recoverability test performed, the Company determined that the undiscounted cash flows did not exceed the carrying value of the PM fixed assets at the Company’s Tallinn, Estonia facility. As such, an impairment loss of $2,326 was recorded based on the difference between the fair value and the carrying value of the assets. The Company used the income approach to determine the fair value of the PM fixed assets at the Tallinn, Estonia facility. During the three and six months ended June 30, 2020, the impairment loss of $2,326 was recorded on the Company’s condensed consolidated statement of operations within selling, general and administrative expense. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

(6) Share-Based Compensation

Compensation expense for share-based compensation arrangements, which is recognized in the condensed consolidated statements of operations as a component of SG&A expenses, was $733 and $2,046 for the three months ended June 30, 2020 and 2019, respectively. Compensation expense for share-based compensation arrangements was $2,110 and $3,594 for the six months ended June 30, 2020 and 2019, respectively. The expenses related to share-based compensation awards for the three and six months ended June 30, 2020 were lower than the three and six months ended June 30, 2019 due to a reduced attainment of performance-based awards.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

(7) Debt

Debt consisted of the following at June 30, 2020 and December 31, 2019:

	June 30,	December 31,	Interest rates at
	2020	2019	June 30, 2020	Maturity
Revolving Credit Facility
Credit Facility	$161,000	$126,000	2.85%	June 2024

Debt
Stoneridge Brazil short-term obligations	918	-	5.64%	June 2021
Stoneridge Brazil long-term notes	527	972	8.80%	November 2021
Suzhou short-term credit line	3,538	2,154	4.35% - 5.00%	August 2020
Total debt	4,983	3,126
Less: current portion	(4,831)	(2,672)
Total long-term debt, net	$152	$454

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

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

Due to the expected impact of the COVID-19 pandemic on the Company’s end-markets and the resulting expected financial impacts on the Company, on June 26, 2020, the Company entered into a Waiver and Amendment No. 1 to the Fourth Amended and Restated Credit Agreement (“Amendment No. 1”). Amendment No. 1 provides for certain covenant relief and restrictions during the “Covenant Relief Period” (the period ending on the date that the Company delivers a compliance certificate for the quarter ending June 30, 2021 in form and substance satisfactory to the administrative agent). During the Covenant Relief Period:

●	the maximum net leverage ratio is suspended;
●	the calculation of the minimum interest coverage ratio will exclude second quarter 2020 financial results effective for the quarters ended September 30, 2020 through March 31, 2021;
●	the minimum interest coverage ratio of 3.50 is reduced to 2.75 and 3.25 for the quarters ended December 31, 2020 and March 31, 2021, respectively;
●	the Company’s liquidity may not be less than $150,000;
●	the Company’s aggregate amount of cash and cash equivalents cannot exceed $130,000;
●	there are certain restrictions on Restricted Payments (as defined); and
●	a Permitted Acquisition (as defined) may be not consummated unless otherwise approved in writing by the required lenders.

Amendment No. 1 changes the leverage based LIBOR pricing grid through the maturity date and also provides for a LIBOR floor of 50 basis points on outstanding borrowings excluding any Specified Hedge Borrowings (as defined) which remain subject to a LIBOR floor of 0 basis points. As of June 30, 2020, Specified Hedge Borrowings were $50,000.

The Company capitalized an additional $1,037 of deferred financing costs as a result of entering into Amendment No. 1.

Borrowings outstanding on the 2019 Credit Facility were $161,000 and $126,000 at June 30, 2020 and December 31, 2019, respectively.

The Company was in compliance with all credit facility covenants at June 30, 2020 and December 31, 2019.

The Company also has outstanding letters of credit of $1,720 and $1,768 at June 30, 2020 and December 31, 2019, respectively.

Debt

Stoneridge Brazil maintains short-term and long-term notes used for working capital purposes which have fixed or variable interest rates. The weighted-average interest rates of short-term and long-term debt of Stoneridge Brazil at June 30, 2020 was 5.64% and 8.80%, respectively. Depending on the specific note, interest is payable either monthly or annually. Principal repayments on Stoneridge Brazil debt at June 30, 2020 are as follows: $1,293 from July 2020 through June 2021 and $152 from July 2021 through December 2021.

In December 2019, Stoneridge Brazil, established an overdraft credit line which allowed overdrafts on Stoneridge Brazil’s bank account up to a maximum level of 5,000 Brazilian real (“R$”), or $1,244, at December 31, 2019. There was no balance outstanding on the overdraft credit line as of December 31, 2019. During the six months ended June 30, 2020, the subsidiary borrowed and repaid R$7,150, or $1,306, prior to terminating the overdraft credit line.

The Company’s wholly-owned subsidiary located in Sweden, has an overdraft credit line which allows overdrafts on the subsidiary’s bank account up to a maximum level of 20,000 Swedish krona, or $2,146 and $2,136, at June 30, 2020 and December 31, 2019, respectively. At June 30, 2020 and December 31, 2019, there was no balance outstanding on this overdraft credit line however, during the six months ended June 30, 2020, the subsidiary borrowed and repaid 126,652 Swedish krona, or $13,629.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

The Company’s wholly-owned subsidiary located in Suzhou, China (the “Suzhou subsidiary”), has two credit lines (the “Suzhou credit line”) which allow up to a maximum borrowing level of 50,000 Chinese yuan, or $7,077 at June 30, 2020 and 40,000 Chinese yuan, or $5,746 at December 31, 2019. At June 30, 2020 and December 31, 2019 there was $3,538 and $2,154, respectively, in borrowings outstanding on the Suzhou credit line with weighted-average interest rates of 4.62% and 4.80%, respectively. The Suzhou credit line is included on the condensed consolidated balance sheet within current portion of debt. In addition, the Suzhou subsidiary has a bank acceptance draft line of credit which facilitates the extension of trade payable payment terms that have currently been extended by 180 days. This bank acceptance draft line of credit allows up to a maximum borrowing level of 15,000 Chinese yuan, or $2,123 and $2,154, at June 30, 2020 and December 31, 2019, respectively. At June 30, 2020 there was no funding utilized on the Suzhou bank acceptance draft line and at December 31, 2019 there was approximately $150 utilized on the Suzhou bank acceptance draft line of credit.

(8) (Loss) Earnings Per Share

Basic (loss) earnings per share was computed by dividing net (loss) income by the weighted-average number of Common Shares outstanding for each respective period. Diluted (loss) earnings per share was calculated by dividing net (loss) income by the weighted-average of all potentially dilutive Common Shares that were outstanding during the periods presented. However, for all periods in which the Company recognized a net loss, the Company did not recognize the effect of the potential dilutive securities as their inclusion would be anti-dilutive. Potential dilutive shares of 204,461 and 276,360 for the three and six months ended June 30, 2020, respectively, were excluded from diluted loss per share because the effect would have been anti-dilutive.

Weighted-average Common Shares outstanding used in calculating basic and diluted (loss) earnings per share were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Basic weighted-average Common Shares outstanding	26,952,336	27,887,157	27,092,186	28,208,229
Effect of dilutive shares	-	406,390	-	507,496
Diluted weighted-average Common Shares outstanding	26,952,336	28,293,547	27,092,186	28,715,725

There were 771,854 and 662,509 performance-based right to receive Common Shares outstanding at June 30, 2020 and 2019, respectively. The right to receive Common Shares are included in the computation of diluted earnings per share based on the number of Common Shares that would be issuable if the end of the quarter were the end of the contingency period.

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

On March 3, 2020, under the new repurchase program the Company entered into a 10b-18 Agreement Letter (the “10b-18 Agreement”), with the Bank to purchase Company Common Shares, under purchasing conditions of Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended (“Rule 10b-18”), for up to $5,000. Under the terms of the 10b-18 Agreement, commencing March 3, 2020 and ending March 6, 2020, the Company received delivery of a total of 242,634 Company Common Shares for the amount of $4,995. These Common Shares became treasury shares and were recorded as a $4,995 reduction to shareholders’ equity as Common Shares held in treasury. In April 2020, the Company announced that it was temporarily suspending the previously announced share repurchase program in response to uncertainty surrounding the duration and magnitude of the impact of COVID-19.

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss for the three months ended June 30, 2020 and 2019 were as follows:

	Foreign	Unrealized
	currency	gain (loss)
	translation	on derivatives	Total
Balance at April 1, 2020	$(108,591)	$(3,655)	$(112,246)
Other comprehensive income before reclassifications	1,821	372	2,193
Amounts reclassified from accumulated other comprehensive loss	-	838	838
Net other comprehensive income, net of tax	1,821	1,210	3,031
Balance at June 30, 2020	$(106,770)	$(2,445)	$(109,215)

Balance at April 1, 2019	$(89,848)	$334	$(89,514)
Other comprehensive income before reclassifications	2,311	123	2,434
Amounts reclassified from accumulated other comprehensive loss	-	(235)	(235)
Net other comprehensive (loss) income, net of tax	2,311	(112)	2,199
Balance at June 30, 2019	$(87,537)	$222	$(87,315)

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

Changes in accumulated other comprehensive loss for the six months ended June 30, 2020 and 2019 were as follows:

	Foreign	Unrealized
	currency	gain (loss)
	translation	on derivatives	Total
Balance at January 1, 2020	$(91,472)	$-	$(91,472)
Other comprehensive (loss) income before reclassifications	(15,298)	(3,410)	(18,708)
Amounts reclassified from accumulated other comprehensive loss	-	965	965
Net other comprehensive loss, net of tax	(15,298)	(2,445)	(17,743)
Balance at June 30, 2020	$(106,770)	$(2,445)	$(109,215)

Balance at January 1, 2019	$(86,044)	$292	$(85,752)
Other comprehensive (loss) income before reclassifications	(1,493)	336	(1,157)
Amounts reclassified from accumulated other comprehensive loss	-	(406)	(406)
Net other comprehensive loss, net of tax	(1,493)	(70)	(1,563)
Balance at June 30, 2019	$(87,537)	$222	$(87,315)

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

As a result of environmental studies performed at the Company’s former facility located in Sarasota, Florida, the Company became aware of soil and groundwater contamination at the site and engaged an environmental engineering consultant to develop a remediation and monitoring plan for the site. Soil remediation at the site was completed during the year ended December 31, 2010. A remedial action plan was approved by the Florida Department of Environmental Protection and groundwater remediation began in the fourth quarter of 2015. During the three and six months ended June 30, 2019, environmental remediation costs incurred were immaterial. During the three and six months ended June 30, 2020, environmental remediation costs incurred were $103 and $105, respectively. At June 30, 2020 and December 31, 2019, the Company accrued a remaining undiscounted liability of $174 and $82, respectively, related to future remediation and monitoring and were recorded as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheets. Costs associated with the recorded liability will be incurred to complete the groundwater remediation and monitoring. The recorded liability is based on assumptions in the remedial action plan. Although the Company sold the Sarasota facility and related property in December 2011, the liability to remediate the site contamination remains the responsibility of the Company. Due to the ongoing site remediation, the Company is currently required to maintain a $1,489 letter of credit for the benefit of the buyer.

The Company’s Stoneridge Brazil subsidiary has civil, labor and other non-income tax contingencies for which the likelihood of loss is deemed to be reasonably possible, but not probable, by the Company’s legal advisors in Brazil. As a result, no provision has been recorded with respect to these contingencies, which amounted to R$30,800 ($5,600) and R$29,200 ($7,300) at June 30, 2020 and December 31, 2019, respectively. An unfavorable outcome on these contingencies could result in significant cost to the Company and adversely affect its results of operations.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

Product Warranty and Recall

Amounts accrued for product warranty and recall claims are established based on the Company’s best estimate of the amounts necessary to settle existing and future claims on products sold as of the balance sheet dates. These accruals are based on several factors including past experience, production changes, industry developments and various other considerations. Our estimate is based on historical trends of units sold and claim payment amounts, combined with our current understanding of the status of existing claims and discussions with our customers. The key factors in our estimate are the stated or implied warranty period, the customer source, customer policy decisions regarding warranties and customers seeking to hold the Company responsible for their product warranties. The Company can provide no assurances that it will not experience material claims or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued. The current portion of product warranty and recall is included as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheets. Product warranty and recall included $3,156 and $3,111 of a long-term liability at June 30, 2020 and December 31, 2019, respectively, which is included as a component of other long-term liabilities in the condensed consolidated balance sheets.

The following provides a reconciliation of changes in product warranty and recall liability:

Six months ended June 30,	2020	2019
Product warranty and recall at beginning of period	$10,796	$10,494
Accruals for warranties established during period	3,201	3,506
Aggregate changes in pre-existing liabilities due to claim developments	614	1,687
Settlements made during the period	(3,375)	(4,442)
Foreign currency translation	(173)	(189)
Product warranty and recall at end of period	$11,063	$11,056

Brazilian Indirect Tax

In March 2017, the Supreme Court of Brazil issued a decision concluding that a certain state value added tax should not be included in the calculation of federal gross receipts taxes. The decision reduced Stoneridge Brazil’s gross receipts tax prospectively and, potentially, retrospectively. In April 2019, the Company received judicial notification that the Superior Judicial Court of Brazil rendered a favorable decision on Stoneridge Brazil’s case granting the Company the right to recover, through offset of federal tax liabilities, amounts collected by the government from June 2010 to February 2017. Based on the Company’s determination that these tax credits will be used prior to expiration, the Company recorded a pre-tax benefit of $6,473 as a reduction to SG&A expense which is inclusive of related interest income of $2,392, net of applicable professional fees of $990 in the year ended December 31, 2019. The Company received administrative approval in January 2020 and is now offsetting eligible federal tax with these tax credits.

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

(11) Business Realignment and Restructuring

On May 19, 2020, the Company committed to the strategic exit of its Control Devices particulate matter (“PM”) sensor product line. The decision to exit the PM sensor product line was made after consideration of the decline in the market outlook for diesel passenger vehicles, the current and expected profitability of the product line and the Company’s strategic focus on aligning resources with the greatest opportunities. The Company expects the exit from the PM sensor product line to be completed in the third quarter of 2021.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

As a result of the PM sensor restructuring actions, the Company recognized expense of $2,552 for the three and six months ended June 30, 2020 for non-cash fixed asset charges, including impairment and accelerated depreciation of PM sensor related fixed assets and other related costs. For the three and six months ended June 30, 2020 restructuring related costs of $164 and $2,388 were recognized in COGS and SG&A, respectively. The estimated range of additional cost of the plan to exit the PM sensor product line, that will impact the Control Devices segment, is approximately $1,550 and $4,650 and is related to employee severance and termination costs, contract terminations costs, other related costs and non-cash fixed asset charges. We anticipate that these costs will be incurred through the third quarter of 2021.

The expenses for the exit of the PM sensor line that relate to the Control Devices reportable segment include the following:

	Accrual as of	2020 Charge	Utilization		Accrual as of
	January 1, 2020	to Expense	Cash	Non-Cash	June 30, 2020
Non-cash fixed asset charges	$-	$2,482	$-	$(2,482)	$-
Other related costs	-	70	(70)	-	-
Total	$-	$2,552	$(70)	$(2,482)	$-

On January 10, 2019, the Company committed to a restructuring plan that resulted in the closure of the Canton, Massachusetts facility (“Canton Facility”) on March 31, 2020 and the consolidation of manufacturing operations at that site into other Company locations (“Canton Restructuring”).  Company management informed employees at the Canton Facility of this restructuring decision on January 11, 2019. The costs for the Canton Restructuring include employee severance and termination costs, contract terminations costs, professional fees and other related costs such as moving and set-up costs for equipment and costs to restore the engineering function previously located at the Canton facility.

As a result of the Canton Restructuring actions, the Company recognized expense of $461 and $3,443 respectively, for the three months ended June 30, 2020 and 2019 for employee termination benefits and other restructuring related costs. For the three months ended June 30, 2020 other restructuring related costs of $80, $235 and $146 were recognized in COGS, SG&A and D&D, respectively, in the condensed consolidated statement of operations.  For the three months ended June 30, 2019 severance and other related restructuring costs of $2,354, $280 and $809 were recognized in COGS, SG&A and D&D, respectively, in the condensed consolidated statement of operations. As a result of the Canton Restructuring actions, the Company recognized expense of $2,683 and $5,668, respectively, for the six months ended June 30, 2020 and 2019 for employee termination benefits and other restructuring related costs. For the six months ended June 30, 2020 severance and other restructuring related costs of $1,570, $549 and $564 were recognized in COGS, SG&A and D&D, respectively, in the condensed consolidated statement of operations.  For the six months ended June 30, 2019 severance and other related restructuring costs of $3,606, $475 and $1,587 were recognized in COGS, SG&A and D&D, respectively, in the condensed consolidated statement of operations. The estimated additional cost of this restructuring plan, that will impact the Control Devices segment, is approximately $600 and is related to additional costs to restore the engineering function previously located at the Canton Facility. These costs will be incurred throughout 2020.

The expenses for the Canton Restructuring that relate to the Control Devices reportable segment include the following:

	Accrual as of	2020 Charge	Utilization		Accrual as of
	January 1, 2020	to Expense	Cash	Non-Cash	June 30, 2020
Employee termination benefits	$2,636	$1,119	$(3,755)	$-	$-
Other related costs	-	1,564	(1,564)	-	-
Total	$2,636	$2,683	$(5,319)	$-	$-

	Accrual as of	2019 Charge	Utilization		Accrual as of
	January 1, 2019	to Expense	Cash	Non-Cash	June 30, 2019
Employee termination benefits	$-	$4,603	$(459)	$-	$4,144
Other related costs	-	1,065	(1,065)	-	-
Total	$-	$5,668	$(1,524)	$-	$4,144

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

In the fourth quarter of 2018, the Company undertook restructuring actions for the Electronics segment affecting the European Aftermarket business and China operations. In the second quarter of 2020, the Company finalized plans to move its European Aftermarket sales activities in Dundee, Scotland to a new location which resulted in incurring contract termination costs as well as employee severance and termination costs. In addition, the Company announced an additional restructuring program to transfer the European production of its Controls product line to China. As a result of these actions, the Company recognized expense of $1,621 and $96, respectively, for the three months ended June 30, 2020 and 2019 for employee severance and termination costs, contract termination costs, other related costs and non-cash fixed asset charges for accelerated depreciation of fixed assets and other related costs. Electronics segment restructuring costs recognized in SG&A and D&D in the condensed consolidated statement of operations for the three months ended June 30, 2020 were $1,244 and $377, respectively. As a result of these actions, the Company recognized expense of $1,628 and $312, respectively, for the six months ended June 30, 2020 and 2019 for severance, contract termination costs, other related costs and non-cash fixed asset charges for accelerated depreciation of fixed assets. Electronics segment restructuring costs recognized in SG&A and D&D in the condensed consolidated statement of operations for the six months ended June 30, 2020 were $1,251 and $377, respectively. Electronics segment restructuring costs were recognized in SG&A in the condensed consolidated statement of operations for the three and six months ended June 30, 2019. The Company expects to incur approximately $4,950 of additional restructuring costs related to these actions through the second quarter of 2021.

The expenses for the restructuring activities that relate to the Electronics reportable segment include the following:

	Accrual as of	2020 Charge to	Utilization		Accrual as of
	January 1, 2020	Expense	Cash	Non-Cash	June 30, 2020
Employee termination benefits	$52	$863	$(319)	$-	$596
Contract termination costs	-	452	(452)	-	-
Other related costs	-	313	(313)	-	-
Total	$52	$1,628	$(1,084)	$-	$596

	Accrual as of	2019 Charge to	Utilization		Accrual as of
	January 1, 2019	Expense (Income)	Cash	Non-Cash	June 30, 2019
Employee termination benefits	$520	$(30)	$(441)	$3	$52
Accelerated depreciation	-	195	-	(195)	-
Contract termination costs	17	27	(44)	-	-
Other related costs	119	120	(239)	-	-
Total	$656	$312	$(724)	$(192)	$52

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

Business realignment charges by reportable segment were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Control Devices (A)	$1,042	$27	$1,419	$549
Electronics (B)	1,305	-	1,305	-
Stoneridge Brazil (C)	-	-	153	-
Unallocated Corporate (D)	236	-	310	613
Total business realignment charges	$2,583	$27	$3,187	$1,162

(A)	Severance costs for the three months ended June 30, 2020 related to COGS, D&D and SG&A were $603, $249 and $190. Severance costs for the three months ended June 30, 2019 related to COGS were $27. Severance costs for the six months ended June 30, 2020 related to COGS, D&D and SG&A were $603, $249 and $567, respectively. Severance costs for the six months ended June 30, 2019 related to SG&A, D&D and COGS were $512, $10 and $27, respectively.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

(B)	Severance costs for the three and six months ended June 30, 2020 related to COGS, D&D and SG&A were $323, $228 and $754 respectively.
(C)	Severance costs for the six months ended June 30, 2020 related to COGS and SG&A were $86 and $67, respectively.
(D)	Severance costs for the three months ended June 30, 2020 related to SG&A were $236. Severance costs for the six months ended June 30, 2020 and 2019 related to SG&A were $310 and $613, respectively.

Business realignment charges classified by statement of operations line item were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Cost of goods sold	$926	$27	$1,012	$27
Selling, general and administrative	1,180	-	1,698	1,125
Design and development	477	-	477	10
Total business realignment charges	$2,583	$27	$3,187	$1,162

(12) Income Taxes

For interim tax reporting we estimate our annual effective tax rate and apply it to our year to date ordinary (loss) income. Tax jurisdictions with a projected or year to date loss for which a benefit cannot be realized are excluded.

For the three months ended June 30, 2020, income tax benefit of $(6,721) was attributable to the mix of earnings among tax jurisdictions as well as valuation allowances in certain jurisdictions. The effective tax rate of 23.6% is greater than the statutory rate primarily due to the impact of certain incentives.

For the six months ended June 30, 2020, income tax benefit of $(5,508) was attributable to the mix of earnings among tax jurisdictions partially offset by the establishment of a valuation allowance. The effective tax rate of 23.2% is greater than the statutory rate primarily due to the impact of certain incentives.

For the three months ended June 30, 2019, income tax expense of $9,066 was attributable to the sale of Non-core Products on April 2, 2019. The effective tax rate of 18.6% is lower than the statutory rate primarily due to the impact of certain incentives.

For the six months ended June 30, 2019, income tax expense of $10,901 was attributable to the sale of Non-core Products on April 2, 2019. The effective tax rate of 18.1% is lower than the statutory rate primarily due to the impact of certain incentives.

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

A summary of financial information by reportable segment is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Net Sales:
Control Devices	$47,005	$114,067	$143,855	$224,186
Inter-segment sales	1,559	2,078	2,906	3,939
Control Devices net sales	48,564	116,145	146,761	228,125
Electronics	45,530	91,560	117,076	182,406
Inter-segment sales	2,042	10,325	10,310	19,047
Electronics net sales	47,572	101,885	127,386	201,453
Stoneridge Brazil	7,010	16,614	21,580	33,946
Inter-segment sales	-	-	-	6
Stoneridge Brazil net sales	7,010	16,614	21,580	33,952
Eliminations	(3,601)	(12,403)	(13,216)	(22,992)
Total net sales	$99,545	$222,241	$282,511	$440,538
Operating (Loss) Income:
Control Devices	$(9,656)	$44,367	$(2,334)	$56,315
Electronics	(11,042)	7,555	(8,170)	16,586
Stoneridge Brazil	(879)	6,414	(20)	7,084
Unallocated Corporate (A)	(5,246)	(9,150)	(12,640)	(19,100)
Total operating (loss) income	$(26,823)	$49,186	$(23,164)	$60,885
Depreciation and Amortization:
Control Devices	$3,639	$3,197	$7,169	$6,291
Electronics	2,393	2,510	4,874	4,907
Stoneridge Brazil	1,273	1,695	2,723	3,220
Unallocated Corporate	496	216	1,022	429
Total depreciation and amortization (B)	$7,801	$7,618	$15,788	$14,847
Interest Expense (Income), net:
Control Devices	$89	$195	$170	$377
Electronics	313	63	400	119
Stoneridge Brazil	(7)	(59)	3	49
Unallocated Corporate	1,015	802	1,867	1,459
Total interest expense, net	$1,410	$1,001	$2,440	$2,004
Capital Expenditures:
Control Devices	$3,349	$4,042	$5,663	$7,534
Electronics	5,410	3,356	8,060	7,094
Stoneridge Brazil	281	805	1,414	1,624
Unallocated Corporate(C)	105	592	677	1,227
Total capital expenditures	$9,145	$8,795	$15,814	$17,479

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

	June 30,	December 31,
	2020	2019
Total Assets:
Control Devices	$167,585	$191,491
Electronics	262,730	285,027
Stoneridge Brazil	62,060	89,393
Corporate (C)	388,879	358,766
Eliminations	(324,035)	(322,468)
Total assets	$557,219	$602,209

The following tables present net sales and long-term assets for each of the geographic areas in which the Company operates:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Net Sales:
North America	$43,122	$123,293	$142,973	$242,660
South America	7,010	16,614	21,580	33,946
Europe and Other	49,413	82,334	117,958	163,932
Total net sales	$99,545	$222,241	$282,511	$440,538

	June 30,	December 31,
	2020	2019
Long-term Assets:
North America	$95,351	$87,430
South America	34,927	52,518
Europe and Other	130,298	130,995
Total long-term assets	$260,576	$270,943
(A)	Unallocated Corporate expenses include, among other items, accounting/finance, human resources, information technology and legal costs as well as share-based compensation.
(B)	These amounts represent depreciation and amortization on property, plant and equipment and certain intangible assets.
(C)	Assets located at Corporate consist primarily of cash, intercompany loan receivables, fixed assets for the corporate headquarter building, leased assets, information technology assets, equity investments and investments in subsidiaries.

(14) Investments

Minda Stoneridge Instruments Ltd.

The Company has a 49% equity interest in Minda Stoneridge Instruments Ltd. (“MSIL”), a company based in India that manufactures electronics, instrumentation equipment and sensors primarily for the motorcycle, commercial vehicle and automotive markets. The investment is accounted for under the equity method of accounting. The Company’s investment in MSIL, recorded as a component of investments and other long-term assets, net on the condensed consolidated balance sheets, was $12,113 and $12,701 at June 30, 2020 and December 31, 2019, respectively. Equity in (loss) earnings of MSIL included in the condensed consolidated statements of operations was $(231) and $548, for the three months ended June 30, 2020 and 2019, respectively. Equity in earnings of MSIL included in the condensed consolidated statements of operations was $226 and $912, for the six months ended June 30, 2020 and 2019, respectively.

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

Stoneridge Brazil had dividends payable to former noncontrolling interest holders of R$24,154 ($6,010) as of December 31, 2019. The dividends payable balance included R$580 ($150) in monetary correction for the six months ended June 30, 2019 based on the Brazilian National Extended Consumer Price inflation index. The dividend payable related to Stoneridge Brazil was recorded within other current liabilities on the consolidated balance sheet as of December 31, 2019. These dividends were paid in January 2020.

Other Investments

In December 2018, the Company entered into an agreement to make a $10,000 investment in a fund managed by Autotech Ventures (“Autotech”), a venture capital firm focused on ground transportation technology which is accounted for in accordance with ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10)”. This investment does not have a readily determinable fair value and is measured at cost, less impairments, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. The Company’s $10,000 investment in the Autotech fund will be contributed over the expected ten-year life of the fund. The Company contributed $750 and $1,200 to the Autotech fund during the six months ended June 30, 2020 and 2019, respectively. The Company recognized $(100) and $16 in fair value and other adjustments during the three months ended June 30, 2020 and 2019, respectively. The Company recognized $(139) and $16 in fair value and other adjustments during the six months ended June 30, 2020 and 2019, respectively. The Autotech investment recorded in investments and other long-term assets in the condensed consolidated balance sheets was $2,438 and $1,827 as of June 30, 2020 and December 31, 2019, respectively.

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

The Company received $21 and $675 for services provided pursuant to the transition services agreement which were recognized as a reduction in SG&A for the six months ended June 30, 2020 and 2019, respectively.

There were no Non-core Product net sales for the three and six months ended June 30, 2020. Non-core Product net sales, including sales to SMP pursuant to the contract manufacturing agreement, and operating income were $13,214 and $1,385, for the three months ended June 30, 2019, respectively. Non-core Product net sales, including sales to SMP pursuant to the contract manufacturing agreement, and operating income were $24,310 and $3,373, for the six months ended June 30, 2019, respectively.

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

Impact of COVID-19 on Our Business

The coronavirus pandemic (“COVID-19”) has had a negative impact on the global economy, disrupting financial markets and increasing volatility, and has impeded global supply chains, restricted manufacturing operations and resulted in significantly reduced economic activity and higher unemployment rates. It has disrupted and continues to disrupt, the global vehicle industry and customer sales, production volumes and purchases of automotive, commercial, off-highway, motorcycle and agricultural vehicles by end-consumers. COVID-19 began to impact our operations in the first half of 2020 and is likely to continue to affect our business as government authorities impose mandatory closures, work-from-home orders, social distancing protocols, and other restrictions. These actions have materially affected our ability to adequately staff and maintain our operations and supply chain and have significantly impacted our financial results in the second quarter of 2020 and may continue to impact our results through the end of 2020. The adverse conditions caused by COVID-19 have reduced demand for our products and increased operating costs, which has resulted in lower overall margins. Similar to our customers, we instituted several changes to our manufacturing operations to do our best to reduce the spread of COVID-19 and keep our employees safe including coordinated shift changes, social distancing throughout the facility, temperature and health checks for our employees and installation of equipment designed to limit the potential for airborne virus transmission.

Due to prolonged shut-downs or significant reductions in production by our global customers in response to COVID-19, revenue declined by 45.6% from the first to second quarter 2020. The impact was greatest in our Control Devices segment where sales fell by $50.5 million from the first to second quarter 2020 due to the abrupt shutdown of several North American production facilities. Commercial vehicle production in Europe started to ramp-up earlier than passenger car production in North America, however sales in our Electronics segment still declined by 40.4%, or $32.2 million from the first to second quarter of 2020. Stoneridge Brazil sales declined by 51.9%, or $7.0 million, from the first to second quarter of 2020 and the virus continues to have a significant impact in Brazil. While COVID-19 had a significant impact on the second quarter 2020, we started to see a return of the ramp up of production by the end of the second quarter and expect the global economic conditions to continue to strengthen through the end of the year.

As we continue to experience disruptions in our business, we continue to manage our cash and implement modifications to preserve adequate liquidity and ensure that our business can continue to operate during this uncertain time. Beginning in the first quarter and into the second quarter of 2020, we evaluated and took several actions to reduce costs and spending across our organization. This includes reducing hiring activities, temporarily reducing workforce in facilities impacted by volume reductions or shutdowns and limiting discretionary spending. Due to the expected financial impact of COVID-19 resulting from significantly reduced production in the second quarter, during the second quarter we amended the existing credit facility to waive several financial covenants, including our net debt leverage compliance ratio, until the second quarter of 2021. At the end of the second quarter 2020, our liquidity remains strong with a cash balance of $72.4 million and $237.0 million of undrawn commitments resulting in over $309.0 million in available capital at the end of the second quarter.

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

Second Quarter Overview

As a direct result of the COVID-19 slowdown, the Company had net loss of $21.7 million, or $(0.81) per diluted share, for the three months ended June 30, 2020.

Net income decreased by $61.5 million, or $2.22 per diluted share, from $39.8 million, or $1.41 per diluted share, for the three months ended June 30, 2019 primarily due a $122.7 million, or 55.2%, decrease in current quarter sales volume resulting from the COVID-19 pandemic. In the second quarter of 2019, we recognized a gain on disposal of Control Devices’ Non-core Products of $33.9 million, or $0.95 per diluted share, and the recovery of Brazilian indirect taxes of $6.5 million, or $0.20 per diluted share. In addition, we incurred higher business realignment expenses of $2.6 million, or $0.10 per diluted share, and an increase in restructuring costs of $1.1 million, or $0.04 per diluted share, compared to the prior year quarter. Pursuant to the Company’s Common Share Repurchase program (“ASR Agreement”), we repurchased 1,349,528 outstanding Common Shares on May 8, 2019 and on February 27, 2020, we received an additional 364,604 Common Shares under that program. In early March 2020, under the new authorized 2020 Common Share repurchase program, we repurchased a total of 242,634 Common Shares. These transactions increased earnings per share by reducing the second quarter 2020 diluted weighted-average shares outstanding compared to the second quarter of 2019.

Net sales decreased by $122.7 million, or 55.2%, while our operating income decreased by $76.0 million. Excluding China and Brazil, nearly all of the Company’s major customers were shut down in April due to the COVID-19 pandemic, with gradual restarts in May and June. Brazil was impacted by COVID-19 later in the quarter and production ramp up lagged North America and Europe as COVID-19 continued to significantly impact macroeconomic conditions locally in Brazil at the end of the quarter.

Our Control Devices segment net sales decreased by 58.8% compared to the second quarter of 2019 primarily as a result of COVID-19. Control Devices sales volume decreased in our North American automotive, North American commercial vehicle, agriculture and other markets. Segment gross margin decreased due to lower sales and adverse leverage of fixed costs from lower sales levels. Segment operating income decreased due to the 2019 gain on disposal of Control Devices’ Non-core Products and lower segment margin.

Our Electronics segment net sales decreased by 50.3% compared to the second quarter of 2019 primarily due to COVID-19, including a decrease in sales volume in our European, North American and China commercial vehicle markets and a decrease in sales of European and North American off-highway vehicle products as well as unfavorable foreign currency translation. Segment gross margin decreased due to lower sales and adverse leverage of fixed costs from lower sales levels. Operating income for the segment decreased compared to the second quarter of 2019 due to lower segment gross margin as cost reduction initiatives were offset by business realignment and restructuring expenses.

Our Stoneridge Brazil segment net sales decreased by 57.8% compared to the second quarter of 2019 due to COVID-19 and unfavorable foreign currency translation and lower volumes for our Argentina aftermarket channel and audio and alarm products. Segment gross margin declined due to the reduction in sales volume however, gross margin percent increased due to favorable sales mix from a higher proportion of monitoring service fees. Operating income decreased compared to 2019 primarily due to the 2019 recovery of indirect taxes and the impact of lower sales and gross margin.

In the second quarter of 2020, SG&A expenses increased by $0.2 million compared to the second quarter of 2019 mostly due to incurring business realignment and restructuring costs that were offset by lower incentive compensation expense and cost reduction actions initiated in the second quarter.

At June 30, 2020 and December 31, 2019, we had cash and cash equivalents balances of $72.4 million and $69.4 million, respectively. The increase in cash and cash equivalents in the first half of 2020 was primarily due to net borrowings on the 2019 Credit Facility. The increase in borrowings under the 2019 Credit Facility were to maintain a high level of liquidity to ensure adequate available capital across our global locations due to adverse economic conditions caused by COVID-19. At June 30, 2020 and December 31, 2019, we had $161.0 million and $126.0 million, respectively, in borrowings outstanding on the 2019 Credit Facility.

Outlook

While the Company believes that focusing on products that address industry megatrends will have a positive impact on both our top-line growth and underlying margins, beginning in the first quarter of 2020 and continuing through the second quarter, COVID-19 has caused worldwide adverse economic conditions and uncertainty in our served markets.

The North American automotive market is expected to decrease from 16.3 million units in 2019 to 12.6 million units in 2020 due to adverse economic conditions caused by COVID-19. The Company expects sales volumes in our Control Devices segment to decline from the prior year, however we expect higher sales volume in the second half of 2020 compared to the first half of 2020.

We expect full year 2020 European and North American commercial vehicle volumes to significantly decline compared to prior year volumes due to adverse economic conditions caused by COVID-19, however we expect higher sales volume in the second half of 2020 compared to the first half of 2020.

Our 2019 Stoneridge Brazil segment revenues declined compared to the prior year due to the adverse economic conditions caused by COVID-19 and lower volumes in our Brazilian served markets for our audio and alarm products. In addition, revenues were adversely affected by the continued decline in the Argentine economy. In June 2020, the International Monetary Fund (“IMF”) forecasted the Brazil gross domestic product to decline 9.1% in 2020 and grow 3.6% in 2021. We expect our served market channels to decline due to the contraction in the Brazilian economy but expect higher OEM related revenues from new program launches occurring in 2020. Our financial performance in our Stoneridge Brazil segment is also subject to uncertainty from movements in the Brazilian Real and Argentina Peso foreign currencies.

Other Matters

A significant portion of our sales are outside of the United States. These sales are generated by our non-U.S. based operations, and therefore, movements in foreign currency exchange rates can have a significant effect on our results of operations, which are presented in U.S. dollars. A significant portion of our raw materials purchased by our Electronics and Stoneridge Brazil segments are denominated in U.S. dollars, and therefore movements in foreign currency exchange rates can also have a significant effect on our results of operations. The U.S. Dollar strengthened against the Swedish krona, euro, Brazilian real and Argentine peso in 2020 and 2019, unfavorably impacting our material costs and reported results.

On May 19, 2020, the Company committed to the strategic exit of its Control Devices particulate matter (“PM”) sensor product line (“PM Sensor Exit”). The decision to exit the PM sensor product line was made after the consideration of the decline in the market outlook for diesel passenger vehicles, the current and expected profitability of the product line and the Company’s strategic focus on aligning resources with the greatest opportunities. The estimated costs for the PM Sensor Exit include employee severance and termination costs, contract termination costs, professional fees and other related costs such as potential commercial settlements. Non-cash charges include impairment of fixed assets and accelerated depreciation associated with PM Sensor production. We recognized $2.6 million of expense as a result of this initiative during the three months ended June 30, 2020. The estimated range of additional cost of the plan to exit the PM sensor product line, that will impact the Control Devices segment, is approximately $1.6 million and $4.7 million and is related to employee severance and termination costs, contract terminations costs, other related costs and non-cash fixed asset charges. The Company expects the exit from the PM sensor product line to be completed in the third quarter of 2021.

In January 2019, we committed to a restructuring plan that resulted in the closure of our Canton, Massachusetts facility (“Canton Facility”) as of March 31, 2020 and the consolidation of manufacturing operations at that site into other Company locations (“Canton Restructuring”). The estimated costs for the Canton Restructuring included employee severance and termination costs, contract termination costs, professional fees and other related costs such as moving and set-up costs for equipment and costs to restore the engineering function previously located at the Canton Facility.  We recognized $0.5 million and $3.4 million of expense as a result of these actions during the three months ended June 30, 2020 and 2019, respectively. We expect to incur additional costs related to the Canton Restructuring of up to $0.6 million through December 2020 primarily to restore the engineering function previously located at the Canton Facility.

In the fourth quarter of 2018, the Company undertook restructuring actions for the Electronics segment affecting the European Aftermarket business and China operations. In the second quarter of 2020, the Company finalized plans to move its European Aftermarket sales activities in Dundee, Scotland to a new location which resulted in incurring contract termination costs as well as employee severance and termination costs. In addition, the Company announced an additional restructuring program to transfer the European production of its Controls product line to China. For the three months ended June 30, 2020 and 2019, we recognized expense of $1.6 million and $0.1 million, respectively, as a result of these actions for related costs and non-cash fixed asset charges for accelerated depreciation. The Company expects to incur approximately $5.0 million of additional restructuring costs related to employee severance and termination costs and other related costs for these actions through the second quarter of 2021.

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

On February 24, 2020, the Board of Directors authorized a new repurchase program of $50.0 million for the repurchase of outstanding Common Shares over an 18 month period. The repurchases may be made from time to time in either open market transactions or in privately negotiated transactions. Repurchases may also be made under rule 10b-18, which permit Common Shares to be repurchased through pre-determined criteria. The timing, volume and nature of common share repurchases will be at the discretion of management, dependent on market conditions, other priorities of cash investment, applicable securities laws and other factors. This Common Share repurchase program authorization does not obligate the Company to acquire any particular amount of its Common Shares, and it may be suspended or discontinued at any time. For the quarter ended March 31, 2020, under the new 2020 repurchase program, the Company repurchased 242,634 Common Shares for $5.0 million in accordance with this repurchase program authorization. In April 2020, the Company announced that it was temporarily suspending the previously announced share repurchase program in response to uncertainty surrounding the duration and magnitude of the impact of COVID-19.

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

We regularly evaluate the performance of our businesses and their cost structures, including personnel, and make necessary changes thereto in order to optimize our results. We also evaluate the required skill sets of our personnel and periodically make strategic changes. As a consequence of these actions, we incur severance related costs which we refer to as business realignment charges. On May 4, 2020, the Company began business realignment actions that resulted in the reduction of our global salaried workforce by approximately 5.0%. These actions were made to better align our resources and cost structure with our current business opportunities and market outlook as well as respond to COVID-19. One-time separation costs of $2.6 million associated with these and other realignment actions were incurred in the second quarter of 2020.

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

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

					Dollar
					increase /
Three months ended June 30,	2020		2019		(decrease)
Net sales	$99,545	100.0%	$222,241	100.0%	$(122,696)
Costs and expenses:
Cost of goods sold	86,291	86.7	165,414	74.4	(79,123)
Selling, general and administrative	27,693	27.8	27,522	12.4	171
Gain on disposal of non-core products, net	-	-	(33,921)	(15.3)	33,921
Design and development	12,384	12.4	14,040	6.2	(1,656)
Operating (loss) income	(26,823)	(26.9)	49,186	22.3	(76,009)
Interest expense, net	1,410	1.4	1,001	0.5	409
Equity in loss (earnings) of investee	231	0.2	(548)	(0.2)	(779)
Other income, net	(9)	-	(97)	-	(88)
(Loss) income before income taxes	(28,455)	(28.6)	48,830	22.0	(77,285)
(Benefit) provision for income taxes	(6,721)	(6.8)	9,066	4.1	(15,787)
Net (loss) income	$(21,734)	(21.8)%	$39,764	17.9%	$(61,498)

Net Sales. Net sales for our reportable segments, excluding inter-segment sales, are summarized in the following table (in thousands):

					Dollar	Percent
Three months ended June 30,	2020		2019		decrease	decrease
Control Devices	$47,005	47.3%	$114,067	51.3%	$(67,062)	(58.8)%
Electronics	45,530	45.7	91,560	41.2	(46,030)	(50.3)%
Stoneridge Brazil	7,010	7.0	16,614	7.5	(9,604)	(57.8)%
Total net sales	$99,545	100.0%	$222,241	100.0%	$(122,696)	(55.2)%

Our Control Devices segment net sales decreased primarily as a result of COVID-19. Control Devices sales volume decreased in our North American automotive, North American commercial vehicle, agriculture and other markets of $42.5 million, $15.7 million, $2.5 million and $6.5 million, respectively, as well as being impacted by unfavorable foreign currency translation of $0.4 million.

Our Electronics segment net sales decreased primarily as a result of COVID-19 including a decrease in sales volume in our European, North American and China commercial vehicle markets of $25.0 million, $12.6 million and $0.3 million, respectively. Foreign currency translation was unfavorable by $0.5 million compared to the prior year quarter. In addition, the Electronics segment net sales decreased due to lower in sales volumes in our European and North American off-highway vehicle products of $6.6 million and $0.9 million, respectively.

Our Stoneridge Brazil segment net sales decreased due to COVID-19 causing lower volumes for our Argentina aftermarket channel and audio and alarm products and unfavorable foreign currency translation of $4.4 million.

Net sales by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
Three months ended June 30,	2020		2019		decrease	decrease
North America	$43,122	43.3%	$123,293	55.5%	$(80,171)	(65.0)%
South America	7,010	7.0	16,614	7.5	(9,604)	(57.8)%
Europe and Other	49,413	49.7	82,334	37.0	(32,921)	(40.0)%
Total net sales	$99,545	100.0%	$222,241	100.0%	$(122,696)	(55.2)%

The decrease in North American net sales was attributable COVID-19. Sales volume has decreased in our North American automotive, commercial vehicle and agricultural markets by $42.5 million, $28.4 million and $2.5 million, respectively, as well as a $0.9 million decrease of our Electronics segment off-highway products and other North American volumes of $6.5 million. The decrease in net sales in South America was primarily due to lower volumes for our Argentina aftermarket channel and alarm and audio products and unfavorable foreign currency translation of $4.4 million. The decrease in net sales in Europe and Other was primarily due to the adverse impact of COVID-19 the resulted in a decrease in our European commercial vehicle and off-highway markets of $25.0 million and $6.6 million, respectively. Additionally, Europe and Other sales were unfavorably impacted by foreign currency translation of $0.5 million. The decreases in Europe and Other sales were offset by an increase in China automotive sales of $1.0 million.

Cost of Goods Sold and Gross Margin. Cost of goods sold decreased compared to the second quarter of 2019 and our gross margin decreased from 25.6% in the second quarter of 2019 to 13.3% in the second quarter of 2020. Our material cost as a percentage of net sales remained consistent with the second quarter of 2019 at 53.0%. Overhead as a percentage of net sales increased by 11.8% to 27.0% for the second quarter of 2020 compared to 15.2% for the second quarter of 2019 primarily due to adverse fixed cost leverage on lower sales levels.

Our Control Devices segment gross margin decreased due to lower sales primarily related to the impact of COVID-19 and adverse leverage of fixed costs from lower sales levels.

Our Electronics segment gross margin decreased primarily due to lower sales as a result of COVID-19 and higher overhead costs as a percentage of sales due to adverse leverage of fixed costs.

Our Stoneridge Brazil segment gross margin increased due to favorable sales mix from a higher proportion of monitoring service fees.

Selling, General and Administrative (“SG&A”). SG&A expenses increased by $0.2 million compared to the second quarter of 2019 due to higher business realignment and restructuring costs of $4.7 million and the 2019 recovery of Brazilian indirect taxes of $6.5 million offset by lower incentive compensation costs, cost reduction actions including lower professional service fees and travel, lower wages from the business realignment actions and the closure of Control Device’s Canton Facility during 2020.

Gain on Disposal of Non-core Products, net. The gain on disposal for the three months ended June 30, 2019 relates to the disposal of Control Devices’ Non-core Products.

Design and Development (“D&D”). D&D costs decreased by $1.7 million due to higher capitalization of software development costs of $0.6 million and lower spending at Control Devices due to the pace of the restoration of the engineering function previously located at the Canton facility.

Operating (Loss) Income. Operating (loss) income is summarized in the following table by reportable segment (in thousands):

			Dollar	Percent
			increase /	increase /
Three months ended June 30,	2020	2019	(decrease)	decrease
Control Devices	$(9,656)	$44,367	$(54,023)	NM
Electronics	(11,042)	7,555	(18,597)	NM
Stoneridge Brazil	(879)	6,414	(7,293)	NM
Unallocated corporate	(5,246)	(9,150)	3,904	42.7%
Operating (loss) income	$(26,823)	$49,186	$(76,009)	NM

NM – Not meaningful

Our Control Devices segment operating income decreased due to the 2019 gain on disposal of Control Devices’ Non-core Products and lower sales primarily due to the impact of COVID-19 that resulted in adverse leverage of fixed costs.

Our Electronics segment operating income decreased primarily due to the impact of lower sales and segment gross margin as cost reduction initiatives were offset by business realignment and restructuring expenses.

Our Stoneridge Brazil segment operating income decreased primarily due to the 2019 recovery of indirect taxes and the impact of lower sales and gross margin.

Our unallocated corporate operating loss decreased primarily from lower incentive compensation and professional fees.

Operating (loss) income by geographic location is summarized in the following table (in thousands):

			Dollar	Percent
Three months ended June 30,	2020	2019	decrease	decrease
North America	$(19,859)	$35,209	$(55,068)	NM
South America	(879)	6,414	(7,293)	NM
Europe and Other	(6,085)	7,563	(13,648)	NM
Operating (loss) income	$(26,823)	$49,186	$(76,009)	NM

Our North American operating results decreased due to lower sales in our automotive, commercial vehicle and off-highway markets. The decrease in operating income in South America was primarily due to lower sales volumes and adverse sales mix. Our operating results in Europe and Other decreased primarily due to the unfavorable foreign currency translation impact on sales as well as lower sales in our commercial vehicle market.

Interest Expense, net. Interest expense, net increased by $0.4 million for the three months ended June 30, 2020 due to 2019 due to an increase in borrowings under our 2019 Credit Facility.

Equity in Loss (Earnings) of Investee. Equity loss (earnings) for MSIL were $(0.2) million and $0.5 million for the three months ended June 30, 2020 and 2019, respectively. The decrease in MSIL earnings was due to lower sales volume from COVID-19.

Other Income, net. We record certain foreign currency transaction (gains) losses as a component of other income, net on the condensed consolidated statement of operations. Other income, net decreased by $0.1 million in the second quarter of 2020 compared to other income, net of $0.1 million for the second quarter of 2019.

(Benefit) Provision for Income Taxes. In the three months ended June 30, 2020, income tax benefit of $(6.7) million was attributable to the mix of earnings among tax jurisdictions as well as valuation allowances in certain jurisdictions. The effective tax rate of 23.6% is greater than the statutory rate primarily due to the impact of certain incentives.

In the three months ended June 30, 2019, income tax expense of $9.1 million was attributable to the sale of Non-core Products on April 1, 2019. The effective tax rate of 18.6% is lower than the statutory rate primarily due to the impact of certain tax incentives.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

					Dollar
					increase /
Six months ended June 30,	2020		2019		(decrease)
Net sales	$282,511	100.0%	$440,538	100.0%	$(158,027)
Costs and expenses:
Cost of goods sold	223,860	79.2	322,858	73.3	(98,998)
Selling, general and administrative	57,196	20.2	63,110	14.3	(5,914)
Gain on disposal of non-core products, net	-	-	(33,599)	(7.6)	33,599
Design and development	24,619	8.7	27,284	6.2	(2,665)
Operating (loss) income	(23,164)	(8.1)	60,885	13.8	(84,049)
Interest expense, net	2,440	0.9	2,004	0.4	436
Equity in earnings of investee	(226)	(0.1)	(912)	(0.2)	(686)
Other income, net	(1,626)	(0.6)	(529)	(0.1)	1,097
(Loss) income before income taxes	(23,752)	(8.3)	60,322	13.7	(84,074)
(Benefit) provision for income taxes	(5,508)	(1.9)	10,901	2.5	(16,409)
Net (loss) income	$(18,244)	(6.4)%	$49,421	11.2%	$(67,665)

Net Sales. Net sales for our reportable segments, excluding inter-segment sales, are summarized in the following table (in thousands):

					Dollar	Percent
Six months ended June 30,	2020		2019		decrease	decrease
Control Devices	$143,855	50.9%	$224,186	50.9%	$(80,331)	(35.8)%
Electronics	117,076	41.4	182,406	41.4	(65,330)	(35.8)%
Stoneridge Brazil	21,580	7.7	33,946	7.7	(12,366)	(36.4)%
Total net sales	$282,511	100.0%	$440,538	100.0%	$(158,027)	(35.9)%

Our Control Devices segment net sales decreased primarily as a result of COVID-19 and decreased sales volume of $24.3 million from the disposal of Non-core Products that occurred in the second quarter of 2019. Including the impact of COVID-19 and the disposal of Non-core Products, Control Devices experienced decreased sales volume in our North American automotive, North American commercial vehicle and agriculture markets of $45.1 million, $20.0 million and $5.1 million, respectively, and a decrease in other markets sales volume of $10.8 million as well as unfavorable foreign currency translation of $0.5 million.

Our Electronics segment net sales decreased primarily as a result of COVID-19 including a decrease in sales volume in our European commercial vehicle market of $35.6 million and unfavorable foreign currency translation of $3.6 million as well as a decrease in sales volume in our North American and China commercial vehicle markets of $15.9 million and $0.8 million, respectively. In addition, the Electronics segment net sales decreased due to a decrease in sales volume in our European and North American off-highway vehicle products of $9.0 million and $1.1 million, respectively.

Our Stoneridge Brazil segment net sales decreased due to COVID-19 and unfavorable foreign currency translation of $6.6 million and lower volumes for our Argentina aftermarket channel and audio and alarm products.

Net sales by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
Six months ended June 30,	2020		2019		decrease	decrease
North America	$142,973	50.5%	$242,660	55.1%	$(99,687)	(41.1)%
South America	21,580	7.7	33,946	7.7	(12,366)	(36.4)%
Europe and Other	117,958	41.8	163,932	37.2	(45,974)	(28.0)%
Total net sales	$282,511	100.0%	$440,538	100.0%	$(158,027)	(35.9)%

The decrease in North American net sales was primarily attributable to the impact of COVID-19 and a reduction of $24.3 million from the disposal of Control Devices’ Non-core Products in the second quarter of 2019. Including the impact of COVID-19 and the disposal of Non-core Products, sales volume has decreased in our North American commercial vehicle, automotive and agricultural markets of $36.2 million, $44.6 million and $5.1 million, respectively, as well as a $10.2 million decrease in our Electronics segment off-highway products and other North American volumes of $10.8 million. The decrease in net sales in South America was primarily due to unfavorable foreign currency translation of $6.6 million and lower volumes for our Argentina aftermarket channel and alarm and audio products. The decrease in net sales in Europe and Other was primarily due to a decrease in our European commercial vehicle and off-highway markets of $35.6 million and $9.0 million, respectively, primarily due to COVID-19. Additionally, Europe and Other sales were unfavorably impacted by foreign currency translation of $3.6 million.

Cost of Goods Sold and Gross Margin. Cost of goods sold decreased compared to the second quarter of 2019 and our gross margin decreased from 26.7% in the first half of 2019 to 20.8% in the first half of 2020. Our material cost as a percentage of net sales remained consistent with the first half of 2019 at 53.0%. Overhead as a percentage of net sales increased by 5.5% to 20.5% for the first half of 2020 compared to 15.0% for the first half of 2019 primarily due to adverse fixed cost leverage on lower sales levels including COVID-19 related incremental operating costs. Our Canton facility ceased production in accordance with our Canton restructuring plan in December 2019.

Our Control Devices segment gross margin decreased due to lower sales from COVID-19, the adverse impact of the disposal of Non-core Products in the second quarter of 2019, as well as adverse fixed cost leverage on lower sales levels including our Canton facility which ceased production in accordance with our Canton restructuring plan in December 2019 and COVID-19 related incremental operating costs.

Our Electronics segment gross margin decreased primarily due to lower sales as a result of the of COVID-19 pandemic and higher overhead costs from the adverse leverage of fixed costs and COVID-19 related incremental operating costs.

Our Stoneridge Brazil segment gross margin decreased due to lower sales volumes, however gross margin as a percent of sales was consistent with the prior year due to favorable sales mix from a higher proportion of monitoring service fees.

Selling, General and Administrative. SG&A expenses decreased by $5.9 million compared to the first half of 2019 due to lower incentive compensation costs and professional service fees at unallocated corporate, a favorable fair value adjustment for earn-out consideration of $1.2 million at Stoneridge Brazil and staff reductions from the closure of the Canton Facility during 2020 at Control Devices offset by the 2019 recovery of Brazilian indirect taxes of $6.5 million and higher business realignment and restructuring costs of $4.0 million.

Gain on Disposal of Non-core Products, net. The gain on disposal for the six months ended June 30, 2019 relates to the disposal of Control Devices’ Non-core Products.

Design and Development. D&D costs decreased by $2.7 million due to higher capitalization of software development costs of $1.4 million and lower spending at Control Devices due to the pace of the restoration of the engineering function previously located at the Canton facility.

Operating (Loss) Income. Operating (loss) income is summarized in the following table by reportable segment (in thousands):

			Dollar	Percent
			increase /	increase /
Six months ended June 30,	2020	2019	(decrease)	(decrease)
Control Devices	$(2,334)	$56,315	$(58,649)	NM
Electronics	(8,170)	16,586	(24,756)	NM
Stoneridge Brazil	(20)	7,084	(7,104)	NM
Unallocated corporate	(12,640)	(19,100)	6,460	33.8%
Operating (loss) income	$(23,164)	$60,885	$(84,049)	NM

Our Control Devices segment operating income decreased due to the 2019 gain on disposal of Non-Core Products, lower sales primarily related to COVID-19 and unfavorable product mix from the disposal of Non-core Products that occurred in the second quarter of 2019. Adverse leverage of fixed costs from lower sales volumes and COVID-19 related incremental operating costs also reduced operating income.

Our Electronics segment operating income decreased primarily due to lower sales as a result of COVID-19 resulting in lower gross margin. Electronics SG&A cost reductions were offset by business realignment and restructuring expenses.

Our Stoneridge Brazil segment operating income decreased primarily from the 2019 recovery of Brazilian indirect taxes of $6.5 million due lower sales volumes and margin offset by a favorable fair value adjustment for earn-out consideration of $1.2 million recognized in the first quarter of 2020.

Our unallocated corporate operating loss decreased primarily from lower incentive compensation and professional fees. Operating (loss) income by geographic location is summarized in the following table (in thousands):

			Dollar	Percent
Six months ended June 30,	2020	2019	decrease	decrease
North America	$(20,356)	$36,782	$(57,138)	NM
South America	(20)	7,084	(7,104)	NM
Europe and Other	(2,788)	17,019	(19,807)	NM
Operating (loss) income	$(23,164)	$60,885	$(84,049)	NM

Our North American operating results decreased due to lower sales in our automotive, commercial vehicle and off-highway markets, adverse leverage of fixed costs and COIVD-19 related incremental operating costs. The increase in operating income in South America was primarily due to the 2019 recovery of indirect Brazilian taxes and lower sales volumes offset by the favorable fair value adjustment for earn-out consideration. Our operating results in Europe and Other decreased primarily due to lower sales in our commercial vehicle and off-highway markets, adverse leverage of fixed costs and COIVD-19 related incremental operating costs.

Interest Expense, net. Interest expense, net increased by 0.4 million compared to the first half of 2019 due to an increase in borrowings under our 2019 Credit Facility.

Equity in Earnings of Investee. Equity earnings for MSIL were $0.2 million and $0.9 million for the six months ended June 30, 2020 and 2019, respectively. The decrease in MSIL earnings was due to lower sales volume from the COVID-19 pandemic in the second quarter.

Other Income, net. We record certain foreign currency transaction (gains) losses as a component of other income, net on the condensed consolidated statement of operations. Other income, net increased by $1.1 million to $1.6 million in the first half of 2020 compared to other income, net of $0.5 million for the first half of 2019 primarily due to higher foreign currency transaction gains in our Electronics segment.

(Benefit) provision for Income Taxes. In the six months ended June 30, 2020, income tax benefit of $(5.5) million was attributable to the mix of earnings among tax jurisdictions partially offset by the establishment of a valuation allowance. The effective tax rate of 23.2% is greater than the statutory rate primarily due to the impact of certain incentives.

In the six months ended June 30, 2019, income tax expense of $10.9 million was attributable to the sale of Non-core-Products on April 1, 2019. The effective tax rate of 18.1% is lower than the statutory rate primarily due to certain tax incentives.

Liquidity and Capital Resources

Summary of Cash Flows:

Six months ended June 30,	2020	2019
Net cash provided by (used for):
Operating activities	$(6,533)	$6,664
Investing activities	(17,925)	15,756
Financing activities	29,367	(50,920)
Effect of exchange rate changes on cash and cash equivalents	(1,900)	(1,089)
Net change in cash and cash equivalents	$3,009	$(29,589)

Cash used for operating activities increased compared to the first half of 2019 primarily due to lower net income and the payment of dividends to former noncontrolling interest holders of Stoneridge Brazil of $6.0 million offset by a reduction in cash used to fund working capital levels. Our receivable terms and collections rates have remained consistent between periods presented.

Net cash used for investing activities increased compared to 2019 due to proceeds from the 2019 sale of Control Devices Non-core Switch and Connector products and the capitalization of $1.4 million of software development cost offset by lower capital expenditures and lower investments in the Autotech venture capital fund.

Net cash provided by financing activities increased compared to the prior year primarily due to higher net 2019 Credit Facility borrowings of $35.0 million partially offset by the repurchase of $5.0 million of Common Shares in the first quarter of 2020. In 2019 we repurchased $50.0 million of our Common Shares and made a cash payment for Orlaco earn-out consideration. The current year increase in borrowings under the 2019 Credit Facility were to maintain a high level of liquidity due to adverse economic conditions caused by COVID-19.

As outlined in Note 7 to our condensed consolidated financial statements, the 2019 Credit Facility increased our borrowing capacity by $100.0 million and permits borrowing up to a maximum level of $400.0 million. This variable rate facility provides the flexibility to refinance other outstanding debt or finance acquisitions through June 2024. The 2019 Credit Facility contains certain financial covenants that require the Company to maintain less than a maximum leverage ratio and more than a minimum interest coverage ratio. The 2019 Credit Facility also contains affirmative and negative covenants and events of default that are customary for credit arrangements of this type including covenants which place restrictions and/or limitations on the Company’s ability to borrow money, make capital expenditures and pay dividends. The 2019 Credit Facility had an outstanding balance of $161.0 million at June 30, 2020.

Due to the expected impact of the COVID-19 pandemic on the Company’s end-markets and the resulting expected financial impacts on the Company, on June 26, 2020, the Company entered into a Waiver and Amendment No. 1 to the Fourth Amended and Restated Credit Agreement (“Amendment No. 1”). Amendment No. 1 provides for certain covenant relief and restrictions during the “Covenant Relief Period” (the period ending on the date that the Company delivers a compliance certificate for the quarter ending June 30, 2021). During the Covenant Relief Period:

●	the maximum net leverage ratio is suspended;
●	the calculation of the minimum interest coverage ratio will exclude second quarter 2020 financial results effective for the quarters ended September 30, 2020 through March 31, 2021;
●	the minimum interest coverage ratio of 3.50 is reduced to 2.75 and 3.25 for the quarters ended December 31, 2020 and March 31, 2021, respectively;
●	the Company’s liquidity may not be less than $150,000;
●	the Company’s aggregate amount of cash and cash equivalents cannot exceed $130,000;
●	there are certain restrictions on Restricted Payments (as defined); and
●	a Permitted Acquisition (as defined) may be not consummated unless otherwise approved in writing by the required lenders.

Amendment No. 1 increases the leverage based LIBOR pricing grid through the maturity date and also provides for a LIBOR floor of 50 basis points on outstanding borrowings excluding any Specified Hedge Borrowings (as defined) which remain subject to a LIBOR floor of 0 basis points.

The Company was in compliance with all covenants at June 30, 2020. The Company has not experienced a violation which would limit the Company’s ability to borrow under the 2019 Credit Facility (as amended) and does not expect that the covenants under it will restrict the Company’s financing flexibility. However, it is possible that future borrowing flexibility under the 2019 Credit Facility may be limited as a result of lower than expected financial performance due to the adverse impact of COVID-19 on the Company’s markets and general global demand. The Company expects to make additional repayments on the Credit Facility when cash exceeds the amount needed for operations.

Stoneridge Brazil maintains short-term and long-term loans used for working capital purposes. At June 30, 2020, there was $1.5 million of Stoneridge Brazil debt outstanding. Scheduled principal repayments on Stoneridge Brazil debt at June 30, 2020 were as follows: $1.3 million from July 2020 to June 2021 and $0.2 million from July 2021 to December 2021.

In December 2019, Stoneridge Brazil established an overdraft credit line which allows overdrafts on Stoneridge Brazil’s bank account up to a maximum level of Brazilian real 5.0 million, or $1.2 million, at December 31, 2019.  There was no balance outstanding on the overdraft credit line as of December 31, 2019, and the overdraft credit line was terminated as of June 30, 2020.

The Company’s wholly owned subsidiary located in Stockholm, Sweden, has an overdraft credit line which allows overdrafts on the subsidiary’s bank account up to a maximum level of 20.0 million Swedish krona, or $2.1 million, at both June 30, 2020 and December 31, 2019, respectively. At June 30, 2020 and December 31, 2019, there was no balance outstanding on this overdraft credit line however, during the six months ended June 30, 2020, the subsidiary borrowed and repaid 126.7 Swedish krona, or $13.1 million.

The Company’s wholly-owned subsidiary located in Suzhou, China, has two credit lines which allow up to a maximum borrowing level of 50.0 million Chinese yuan, or $7.1 million at June 30, 2020 and 40.0 million Chinese yuan, or $5.7 million at December 31, 2019. At June 30, 2020 and December 31, 2019 there was $3.5 million and $2.2 million, respectively, in borrowings outstanding recorded within current portion of debt. In addition, the Suzhou subsidiary has a bank acceptance draft line of credit which allows up to a maximum borrowing level of 15.0 million Chinese yuan, or $2.1 million and $2.2 million at June 30, 2020 and December 31, 2019, respectively. At June 30, 2020 there was no funding utilized on the Suzhou bank acceptance draft line and at December 31, 2019 there was approximately $150 utilized on the Suzhou bank acceptance draft line of credit.

On May 19, 2020, the Company committed to the strategic exit of its Control Devices PM sensor product line. The estimated costs for the PM Sensor Exit include employee severance and termination costs, contract termination costs, professional fees and other related costs such as potential commercial settlements. Non-cash charges include impairment of fixed assets and accelerated depreciation associated with PM Sensor production. We recognized $2.6 million of expense as a result of this initiative during the three months ended June 30, 2020. The estimated range of additional cost of the plan to exit the PM sensor product line, that will impact the Control Devices segment, is approximately $1.6 million to $4.7 million and is related to employee severance and termination costs, contract terminations costs, other related costs and non-cash fixed asset charges. The Company expects the exit from the PM sensor product line to be completed in the third quarter of 2021.

In the fourth quarter of 2018, the Company undertook restructuring actions for the Electronics segment affecting the European Aftermarket business and China operations. In the second quarter of 2020, the Company finalized plans to move its European Aftermarket sales activities in Dundee, Scotland to a new location which resulted in incurring contract termination costs as well as employee severance and termination costs. In addition, the Company announced an additional restructuring program to transfer the European production of its Controls product line to China. For the three months ended June 30, 2020 and 2019, we recognized expense of $1.6 million and $0.1 million, respectively, as a result of these actions for related costs and non-cash fixed asset charges for accelerated depreciation fixed assets. The Company expects to incur approximately $5.0 million of additional restructuring costs related to employee severance and termination costs and other related costs for these actions through the second quarter of 2021.

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

On February 24, 2020, the Board of Directors authorized a new repurchase program for $50.0 million of outstanding Common Shares over an 18 month period. The repurchases may be made from time to time in either open market transactions or in privately negotiated transactions. Repurchases may also be made under rule 10b-18, which permit Common Shares to be repurchased through pre-determined criteria. The timing, volume and nature of common share repurchases will be at the discretion of management, dependent on market conditions, other priorities of cash investment, applicable securities laws and other factors. This Common Share repurchase program authorization does not obligate the Company to acquire any particular amount of its Common Shares, and it may be suspended or discontinued at any time. For the quarter ended March 31, 2020, the Company repurchased 242,634 Common Shares for $5.0 million in accordance with this repurchase program authorization. In April 2020, the Company announced that was temporarily suspending the previously announced share repurchase program in response to uncertainty surrounding the duration and magnitude of the impact of COVID-19.

In January 2020, Stoneridge Brazil paid dividends to former noncontrolling interest holders of Brazilian real (“R$”) 24,154 ($6,010) as of December 31, 2019. The dividends payable balance included R$0.6 ($0.2) in monetary correction for the six months ended June 30, 2019 based on the Brazilian National Extended Consumer Price inflation index. The dividend payable related to Stoneridge Brazil was recorded within other current liabilities on the consolidated balance sheet as of December 31, 2019. See Note 14 to the condensed consolidated financial statements for additional details.

In December 2018, the Company entered into an agreement to make a $10.0 million investment in a fund managed by Autotech Ventures (“Autotech”), a venture capital firm focused on ground transportation technology.  The Company’s $10.0 million investment in the Autotech fund will be contributed over the expected ten-year life of the fund.  As of June 30, 2020, the Company’s cumulative investment in the Autotech fund was $2.9 million. The Company contributed $0.8 million and $1.2 million to the Autotech fund during the six months ended June 30, 2020 and 2019, respectively.

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

At June 30, 2020, we had a cash and cash equivalents balance of approximately $72.4 million, of which 76.5% was held in foreign locations. The increase in cash and cash equivalents from $69.4 million at December 31, 2019 was primarily due to net borrowings on the 2019 Credit Facility. The Company has approximately $237.0 million of undrawn commitments under the 2019 Credit Facility as of June 30, 2020, which results in total undrawn commitments and cash balances of more than $309.0 million.  However, despite the June 26, 2020 amendment, it is possible that future borrowing flexibility under our 2019 Credit Facility may be limited as a result of our financial performance due the adverse impact of COVID-19 on the Company’s markets and general global demand.

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

Critical Accounting Policies and Estimates

The Company’s critical accounting policies, which include management’s best estimates and judgments, are included in Part II, Item 7, to the consolidated financial statements of the Company’s 2019 Form 10-K. These accounting policies are considered critical as disclosed in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis of the Company’s 2019 Form 10-K because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates. There have been no material changes in our significant accounting policies or critical accounting estimates during the second quarter of 2020.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2020, an evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the PEO and PFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In December 2019, a novel strain of the coronavirus (COVID-19) was reported to have been detected in Wuhan, China and on March 11, 2020 it was declared by the World Health Organization to be a global pandemic.  The COVID-19 pandemic has had a negative impact on the global economy, disrupting the financial markets and increasing volatility, and has impeded global supply chains, restricted manufacturing operations and resulted in significantly reduced economic activity and higher unemployment rates. It has disrupted, and may continue to disrupt for an indefinite period of time, the global vehicle industry and customer sales, production volumes and purchases of automotive, commercial, off-highway, motorcycle and agricultural vehicles by end-consumers. The COVID-19 pandemic began to impact our operations in the first quarter of 2020 and is likely to continue to adversely affect our business as government authorities continue to impose mandatory closures, work-from-home orders, social distancing protocols, and other restrictions to combat the spread of the virus. As a result, we have modified our production schedules and have experienced, and may continue to experience, delays in the production and distribution of our products and the loss or delay of customers’ sales. If the global economic effects caused by COVID-19 continue or increase, overall customer demand may continue to decrease, which could have an adverse effect on our business, results of operation and financial condition. In addition, if a significant portion of our workforce or our customers’ workforce are affected by COVID-19, either directly or due to government closures or otherwise, associated work stoppages or facility closures could halt or further delay production in our facilities, including our manufacturing facility in Juarez, Mexico which is currently producing at a limited capacity due to a Mexican governmental decree. Moreover, concerns over the economic impact of the COVID-19 pandemic have also caused extreme volatility in financial and other capital markets which has and may continue to adversely impact our stock price and our ability to access the capital markets. The full extent of the effect of COVID-19 on our customers, our supply chain and our business, in either scope or duration, cannot be assessed at this time although we expect our full year 2020 results of operations and financial condition to be adversely affected by COVID-19.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to repurchases of Common Shares made by us during the three months ended June 30, 2020. There were 3,753 Common Shares delivered to us by employees as payment for withholding taxes due upon vesting of performance share awards and share unit awards during the three months ended June 30, 2020.

			Total number of	Maximum number
			shares purchased as	of shares that may
			part of publicly	yet be purchased
	Total number of	Average price	announced plans	under the plans
Period	shares purchased	paid per share	or programs	or programs
4/1/20-4/30/20	2,600	$18.34	N/A	N/A
5/1/20-5/31/20	909	18.44	N/A	N/A
6/1/20-6/30/20	244	19.42	N/A	N/A
Total	3,753

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Exhibit

10.1	Waiver and Amendment No. 1 to the Fourth Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2020).

10.2	First Amendment to the Stoneridge, Inc. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 20, 2020).

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

	101	XBRL Exhibits:

	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
104

The cover page from our Quarterly Report on Form 10-Q for the period ended June 30, 2020, filed with the Securities and Exchange Commission on July 29, 2020, is formatted in Inline Extensible Business Reporting Language (“iXBRL”)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONERIDGE, INC.

Date: July 29, 2020	/s/ Jonathan B. DeGaynor
Jonathan B. DeGaynor
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: July 29, 2020	/s/ Robert R. Krakowiak
Robert R. Krakowiak
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)