Form 10-Q
period 2020-09-30
STONERIDGE INC
filed 2020-10-28
CIK 1043337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2020

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

The number of Common Shares, without par value, outstanding as of October 23, 2020 was 27,005,257.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STONERIDGE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(in thousands)	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$68,288	$69,403
Accounts receivable, less reserves of $1,478 and $1,289, respectively	129,518	138,564
Inventories, net	88,144	93,449
Prepaid expenses and other current assets	33,865	29,850
Total current assets	319,815	331,266
Long-term assets:
Property, plant and equipment, net	117,151	122,483
Intangible assets, net	52,030	58,122
Goodwill	37,499	35,874
Operating lease right-of-use asset	18,764	22,027
Investments and other long-term assets, net	36,691	32,437
Total long-term assets	262,135	270,943
Total assets	$581,950	$602,209

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of debt	$7,515	$2,672
Accounts payable	76,716	80,701
Accrued expenses and other current liabilities	49,030	55,223
Total current liabilities	133,261	138,596
Long-term liabilities:
Revolving credit facility	144,000	126,000
Long-term debt, net	59	454
Deferred income taxes	11,556	12,530
Operating lease long-term liability	15,142	17,971
Other long-term liabilities	13,560	16,754
Total long-term liabilities	184,317	173,709
Shareholders' equity:
Preferred Shares, without par value, 5,000 shares authorized, none issued	-	-
Common Shares, without par value, 60,000 shares authorized, 28,966 and 28,966 shares issued and 27,006 and 27,408 shares outstanding at September 30, 2020 and December 31, 2019, respectively, with no stated value	-	-
Additional paid-in capital	232,060	225,607
Common Shares held in treasury, 1,960 and 1,558 shares at September 30, 2020 and December 31, 2019, respectively, at cost	(60,482)	(50,773)
Retained earnings	195,012	206,542
Accumulated other comprehensive loss	(102,218)	(91,472)
Total shareholders' equity	264,372	289,904
Total liabilities and shareholders' equity	$581,950	$602,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2020	2019	2020	2019

Net sales	$175,764	$203,386	$458,275	$643,924
Costs and expenses:
Cost of goods sold	129,769	151,531	353,629	474,389
Selling, general and administrative	24,414	30,978	81,610	94,088
Gain on disposal of Non-core Products, net	-	-	-	(33,599)
Design and development	11,754	11,554	36,373	38,838
Operating income (loss)	9,827	9,323	(13,337)	70,208
Interest expense, net	1,882	1,149	4,322	3,153
Equity in earnings of investee	(330)	(318)	(556)	(1,230)
Other (income) expense, net	(253)	381	(1,879)	(148)
Income (loss) before income taxes	8,528	8,111	(15,224)	68,433
Provision (benefit) for income taxes	1,814	1,450	(3,694)	12,351
Net income (loss)	$6,714	$6,661	$(11,530)	$56,082

Earnings (loss) per share:
Basic	$0.25	$0.24	$(0.43)	$2.01
Diluted	$0.25	$0.24	$(0.43)	$1.97
Weighted-average shares outstanding:
Basic	26,956	27,370	27,047	27,929
Diluted	27,223	27,796	27,047	28,425

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019

Net income (loss)	$6,714	$6,661	$(11,530)	$56,082

Other comprehensive income (loss), net of tax:
Foreign currency translation	5,975	(11,727)	(9,323)	(13,220)
Unrealized gain (loss) on derivatives (1)	1,022	(126)	(1,423)	(196)
Other comprehensive income (loss), net of tax	6,997	(11,853)	(10,746)	(13,416)

Comprehensive income (loss)	$13,711	$(5,192)	$(22,276)	$42,666

(1)	Net of tax expense (benefit) of $272 and $(34) for the three months ended September 30, 2020 and 2019, respectively. Net of tax benefit of $(378) and $(53) for the nine months ended September 30, 2020 and 2019, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine months ended September 30 (in thousands)	2020	2019

OPERATING ACTIVITIES:
Net income (loss)	$(11,530)	$56,082
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	20,030	18,227
Amortization, including accretion and write-off of deferred financing costs	4,153	5,035
Deferred income taxes	(5,862)	4,374
Earnings of equity method investee	(556)	(1,230)
Loss (gain) on sale of fixed assets	158	(132)
Share-based compensation expense	3,535	4,699
Excess tax deficiency (benefit) related to share-based compensation expense	50	(655)
Gain on disposal of Non-core Products, net	-	(33,599)
Property, plant and equipment impairment charge	2,326	-
Change in fair value of earn-out contingent consideration	(3,045)	1,846
(Earnings) loss of venture capital fund	(168)	16
Changes in operating assets and liabilities:
Accounts receivable, net	7,107	(8,864)
Inventories, net	3,683	(27,333)
Prepaid expenses and other assets	(2,599)	(11,232)
Accounts payable	(2,303)	12,011
Accrued expenses and other liabilities	(6,024)	1,277
Net cash provided by operating activities	8,955	20,522

INVESTING ACTIVITIES:
Capital expenditures, including intangibles	(24,331)	(30,771)
Proceeds from sale of fixed assets	43	329
Proceeds from disposal of Non-core Products	-	34,386
Investment in venture capital fund	(750)	(1,200)
Net cash (used for) provided by investing activities	(25,038)	2,744

FINANCING ACTIVITIES:
Revolving credit facility borrowings	71,500	81,500
Revolving credit facility payments	(53,500)	(69,000)
Proceeds from issuance of debt	29,608	2,195
Repayments of debt	(24,944)	(1,300)
Earn-out consideration cash payment	-	(3,394)
Other financing costs	(1,062)	(1,346)
Common Share repurchase program	(4,995)	(50,000)
Repurchase of Common Shares to satisfy employee tax withholding	(1,773)	(4,037)
Net cash provided by (used for) financing activities	14,834	(45,382)

Effect of exchange rate changes on cash and cash equivalents	134	(3,713)
Net change in cash and cash equivalents	(1,115)	(25,829)
Cash and cash equivalents at beginning of period	69,403	81,092

Cash and cash equivalents at end of period	$68,288	$55,263

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,134	$3,210
Cash paid for income taxes, net	$137	$11,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Number of					Accumulated
	Common	Number of	Additional	Common		other	Total
	Shares	treasury	paid-in	Shares held	Retained	comprehensive	shareholders'
(in thousands)	outstanding	shares	capital	in treasury	earnings	loss	equity

BALANCE DECEMBER 31, 2018	28,488	478	$231,647	$(8,880)	$146,251	$(85,752)	$283,266
Net income	—	—	—	—	9,657	—	9,657
Unrealized gain on derivatives, net	—	—	—	—	—	42	42
Currency translation adjustments	—	—	—	—	—	(3,804)	(3,804)
Issuance of Common Shares	305	(305)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(98)	98	—	(1,883)	—	—	(1,883)
Share-based compensation, net	—	—	480	—	—	—	480
BALANCE MARCH 31, 2019	28,695	271	$232,127	$(10,763)	$155,908	$(89,514)	$287,758

Net income	—	—	—	—	39,764	—	39,764
Unrealized loss on derivatives, net	—	—	—	—	—	(112)	(112)
Currency translation adjustments	—	—	—	—	—	2,311	2,311
Issuance of Common Shares	31	(31)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(9)	9	—	74	—	—	74
Common Share repurchase program	(1,350)	1,350	(10,000)	(40,000)	—	—	(50,000)
Share-based compensation, net	—	—	1,704	—	—	—	1,704
BALANCE JUNE 30, 2019	27,367	1,599	$223,831	$(50,689)	$195,672	$(87,315)	$281,499

Net income	—	—	—	—	6,661	—	6,661
Unrealized loss on derivatives, net	—	—	—	—	—	(126)	(126)
Currency translation adjustments	—	—	—	—	—	(11,727)	(11,727)
Issuance of Common Shares	62	(62)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(27)	27	—	(147)	—	—	(147)
Share-based compensation	—	—	420	—	—	—	420
BALANCE SEPTEMBER 30, 2019	27,402	1,564	$224,251	$(50,836)	$202,333	$(99,168)	$276,580

BALANCE DECEMBER 31, 2019	27,408	1,558	$225,607	$(50,773)	$206,542	$(91,472)	$289,904
Net income	—	—	—	—	3,490	—	3,490
Unrealized loss on derivatives, net	—	—	—	—	—	(3,655)	(3,655)
Currency translation adjustments	—	—	—	—	—	(17,119)	(17,119)
Issuance of Common Shares	267	(267)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(75)	75	—	4,769	—	—	4,769
Common Share repurchase program	(607)	607	10,000	(14,995)	—	—	(4,995)
Share-based compensation, net	—	—	(5,101)	—	—	—	(5,101)
BALANCE MARCH 31, 2020	26,993	1,973	$230,506	$(60,999)	$210,032	$(112,246)	$267,293

Net loss	—	—	—	—	(21,734)	—	(21,734)
Unrealized gain on derivatives, net	—	—	—	—	—	1,210	1,210
Currency translation adjustments	—	—	—	—	—	1,821	1,821
Issuance of Common Shares	12	(12)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(4)	4	—	360	—	—	360
Share-based compensation, net	—	—	312	—	—	—	312
BALANCE JUNE 30, 2020	27,001	1,965	$230,818	$(60,639)	$188,298	$(109,215)	$249,262

Net income	—	—	—	—	6,714	—	6,714
Unrealized gain on derivatives, net	—	—	—	—	—	1,022	1,022
Currency translation adjustments	—	—	—	—	—	5,975	5,975
Issuance of Common Shares	6	(6)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(1)	1	—	157	—	—	157
Share-based compensation, net	—	—	1,242	—	—	—	1,242
BALANCE SEPTEMBER 30, 2020	27,006	1,960	$232,060	$(60,482)	$195,012	$(102,218)	$264,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

(1) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Stoneridge, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s 2019 Form 10-K.

The Company’s investment in Minda Stoneridge Instruments Ltd. (“MSIL”) for the three and nine months ended September 30, 2020 and 2019 has been determined to be an unconsolidated entity, and therefore is accounted for under the equity method of accounting based on the Company’s 49% ownership in MSIL.

(2) Recently Issued Accounting Standards

Recently Adopted Accounting Standards

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The guidance in ASU 2018-15 clarifies the accounting for implementation costs in cloud computing arrangements. ASU 2018-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. The Company adopted this standard prospectively as of January 1, 2020 and it did not have a material impact on the Company’s condensed consolidated financial statements.

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

Revenue by Reportable Segment

Control Devices. Our Control Devices segment designs and manufactures products that monitor, measure or activate specific functions within a vehicle. This segment includes product lines such as actuators, sensors, switches and connectors. We sell these products principally to the automotive market in the North American, European, and Asia Pacific regions. To a lesser extent, we also sell these products to the commercial vehicle and agricultural markets in the North American, European and Asia Pacific regions. Our customers included in these markets primarily consist of original equipment manufacturers (“OEM”) and companies supplying components directly to the OEMs (“Tier 1 supplier”).

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

Stoneridge Brazil. Our Stoneridge Brazil segment (also referred to as “PST” in prior filings) primarily serves the South American region and specializes in the design, manufacture and sale of vehicle tracking devices and monitoring services, vehicle security alarms and convenience accessories, in-vehicle audio and infotainment devices and telematics solutions. Stoneridge Brazil sells its products through the aftermarket distribution channel, to factory authorized dealer installers, also referred to as original equipment services, directly to OEMs and through mass merchandisers. In addition, monitoring services and tracking devices are sold directly to corporate customers and individual consumers.

The following tables disaggregate our revenue by reportable segment and geographical location(1) for the three and nine months ended September 30, 2020 and 2019:

	Control Devices		Electronics		Stoneridge Brazil		Consolidated
Three months ended September 30	2020	2019	2020	2019	2020	2019	2020	2019
Net Sales:
North America	$79,106	$92,743	$18,470	$23,073	$-	$-	$97,576	$115,816
South America	-	-	-	-	12,827	16,542	12,827	16,542
Europe	8,833	6,046	43,195	53,588	-	-	52,028	59,634
Asia Pacific	12,003	9,901	1,330	1,493	-	-	13,333	11,394
Total net sales	$99,942	$108,690	$62,995	$78,154	$12,827	$16,542	$175,764	$203,386

	Control Devices		Electronics		Stoneridge Brazil		Consolidated
Nine months ended September 30	2020	2019	2020	2019	2020	2019	2020	2019
Net Sales:
North America	$190,889	$287,529	$49,660	$70,947	$-	$-	$240,549	$358,476
South America	-	-	-	-	34,407	50,488	34,407	50,488
Europe	20,655	15,914	127,086	185,328	-	-	147,741	201,242
Asia Pacific	32,253	29,433	3,325	4,285	-	-	35,578	33,718
Total net sales	$243,797	$332,876	$180,071	$260,560	$34,407	$50,488	$458,275	$643,924
(1)	Company sales based on geographic location are where the sale originates not where the customer is located.

Performance Obligations

For OEM and Tier 1 supplier customers, the Company typically enters into contracts to provide serial production parts that consist of a set of documents including, but not limited to, an award letter, master purchase agreement and master terms and conditions. For each production product, the Company enters into separate purchase orders that contain the product specifications and an agreed-upon price. The performance obligation does not exist until a customer release is received for a specific number of parts.  The majority of the parts sold to OEM and Tier 1 supplier customers are customized to the specific customer, with the exception of camera-based vision systems that are common across all customers. The transaction price is equal to the contracted price per part and there is no expectation of material variable consideration in the transaction price. For most customer contracts, the Company does not have an enforceable right to payment at any time prior to when the parts are shipped or delivered to the customer; therefore, the Company recognizes revenue at the point in time it satisfies a performance obligation by transferring control of a part to the customer.

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

Contract Balances

The Company had no material contract assets, contract liabilities or capitalized contract acquisition costs as of September 30, 2020 and December 31, 2019.

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

	September 30,	December 31,
	2020	2019
Raw materials	$63,726	$66,357
Work-in-progress	7,210	5,582
Finished goods	17,208	21,510
Total inventories, net	$88,144	$93,449

Inventory valued using the FIFO method was $79,922 and $82,910 at September 30, 2020 and December 31, 2019, respectively. Inventory valued using the average cost method was $8,222 and $10,539 at September 30, 2020 and December 31, 2019, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

Derivative Instruments and Hedging Activities

On September 30, 2020, the Company had open foreign currency forward contracts which are used solely for hedging and not for speculative purposes. Management believes that its use of these instruments to reduce risk is in the Company’s best interest. The counterparties to these financial instruments are financial institutions with investment grade credit ratings.

Foreign Currency Exchange Rate Risk

The Company conducts business internationally and, therefore, is exposed to foreign currency exchange rate risk. The Company uses derivative financial instruments as cash flow hedges to manage its exposure to fluctuations in foreign currency exchange rates by reducing the effect of such fluctuations on foreign currency denominated intercompany transactions, inventory purchases and other foreign currency exposures. The Company hedged the euro and Mexican peso currencies during 2020 and the Mexican peso in 2019.

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

In certain instances, the foreign currency forward contracts may not qualify for hedge accounting or are not designated as hedges and, therefore, are marked-to-market with gains and losses recognized in the Company’s condensed consolidated statement of operations as a component of other income (loss), net. At September 30, 2020, all of the Company’s foreign currency forward contracts were designated as cash flow hedges.

The Company’s foreign currency forward contracts offset a portion of the gains and losses on the underlying foreign currency denominated transactions as follows:

U.S. dollar-denominated Foreign Currency Forward Contracts – Cash Flow Hedges

The Company entered into U.S. dollar-denominated currency contracts on behalf of one of its European Electronics subsidiaries, whose functional currency is the euro, with a notional amount at September 30, 2020 of $800 which expire ratably on a monthly basis from October 2020 through December 2020. There were no such contracts at December 31, 2019.

Mexican peso-denominated Foreign Currency Forward Contracts – Cash Flow Hedges

The Company holds Mexican peso-denominated foreign currency forward contracts with a notional amount at September 30, 2020 of $8,150 which expire ratably on a monthly basis from October 2020 to March 2021. There were no open Mexican peso-denominated foreign currency forward contracts at December 31, 2019.

The Company evaluated the effectiveness of the Mexican peso and euro-denominated forward contracts held as of September 30, 2020 and 2019, and for the nine months then ended, and concluded that the hedges were effective.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

Interest Rate Risk

Interest Rate Risk – Cash Flow Hedge

On February 18, 2020, the Company entered into a floating-to-fixed interest rate swap agreement (the “Swap”) with a notional amount of $50,000 to hedge its exposure to interest payment fluctuations on a portion of its 2019 Credit Facility. The Swap was designated as a cash flow hedge of the variable interest rate obligation under the Company's 2019 Credit Facility that has a current balance of $144,000 at September 30, 2020. Accordingly, the change in fair value of the Swap is recognized in accumulated other comprehensive income. The Swap agreement requires monthly settlements on the same days that the 2019 Credit Facility interest payments are due and has a maturity date of March 10, 2023, which is prior to the 2019 Credit Facility maturity date of June 4, 2024. Under the Swap terms, the Company pays a fixed interest rate and receives a floating interest rate based on the one-month LIBOR, with a floor. The critical terms of the Swap are aligned with the terms of the 2019 Credit Facility, resulting in no hedge ineffectiveness. The difference between amounts to be received and paid under the Swap is recognized as a component of interest expense, net on the condensed consolidated statements of operations. The Swap increased interest expense by $156 and $274 for the three and nine months ended September 30, 2020, respectively.

The notional amounts and fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

			Prepaid expenses		Accrued expenses and
	Notional amounts (A)		and other current assets		other current liabilities
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2020	2019	2020	2019	2020	2019
Derivatives designated as hedging instruments:
Cash flow hedges:
Forward currency contracts	$8,950	$-	$-	$-	$360	$-
Interest rate swap	$50,000	$-	$-	$-	$1,441	$-
(A)	Notional amounts represent the gross contract of the derivatives outstanding in U.S. dollars.

Gross amounts recorded for the cash flow hedges in other comprehensive (loss) income and in net income for the three months ended September 30 were as follows:

			Gain (loss) reclassified from
	Gain (loss) recorded in other		other comprehensive income
	comprehensive income (loss)		(loss) into net income (A)
	2020	2019	2020	2019
Derivatives designated as cash flow hedges:
Forward currency contracts	$642	$(29)	$(499)	$131
Interest rate swap	$(3)	$-	$(156)	$-
(A)	Gains (losses) reclassified from other comprehensive (loss) income into net income recognized in selling, general and administrative expenses (“SG&A”) in the Company’s condensed consolidated statements of operations were $(112) and $0 for the three months ended September 30, 2020 and 2019, respectively. Gains (losses) reclassified from other comprehensive (loss) income into net income recognized in cost of goods sold (“COGS”) in the Company’s condensed consolidated statements of operations were $(387) and $131 for the three months ended September 30, 2020 and 2019, respectively. Losses reclassified from other comprehensive (loss) income into net income recognized in interest expense, net in the Company’s condensed consolidated statements of operations was $156 for the three months ended September 30, 2020.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

Gross amounts recorded for the cash flow hedges in other comprehensive (loss) income and in net (loss) income for the nine months ended September 30 were as follows:

			Gain (loss) reclassified from
	Gain (loss) recorded in other		other comprehensive income
	comprehensive income (loss)		(loss) into net income (A)
	2020	2019	2020	2019
Derivatives designated as cash flow hedges:
Forward currency contracts	$(1,962)	$397	$(1,602)	$646
Interest rate swap	$(1,715)	$-	$(274)	$-
(A)	Gains (losses) reclassified from other comprehensive (loss) income into net (loss) income recognized in SG&A in the Company’s condensed consolidated statements of operations were $(347) and $0 for the nine months ended September 30, 2020 and 2019, respectively. Gains (losses) reclassified from other comprehensive (loss) income into net (loss) income recognized in COGS in the Company’s condensed consolidated statements of operations were $(1,226) and $521 for the nine months ended September 30, 2020 and 2019, respectively. Gains (losses) reclassified from other comprehensive (loss) income into net (loss) income recognized in D&D in the Company’s condensed consolidated statements of operations were $(29) and $125 for the nine months ended September 30, 2020 and 2019, respectively. Losses reclassified from other comprehensive (loss) income into net (loss) income recognized in interest expense in the Company’s condensed consolidated statements of operations was $274 for the nine months ended September 30, 2020.

For the nine months ended September 30, 2020, the total net losses on the foreign currency contract cash flow hedges of $360 are expected to be included in COGS, SG&A and D&D within the next 12 months. Of the total net losses on the interest rate swap cash flow hedges, $582 of losses are expected to be included in interest expense, net within the next 12 months and $859 of losses are expected to be included in interest expense, net in subsequent periods.

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

				September 30,	December 31,
		2020			2019
		Fair values estimated using
	Fair	Level 1	Level 2	Level 3
	value	inputs	inputs	inputs	Fair value
Financial liabilities carried at fair value:
Forward currency contracts	$360	$-	$360	$-	$-
Interest rate swap	1,441	-	1,441	-	-
Earn-out consideration	5,494	-	-	5,494	12,011
Total financial liabilities carried at fair value	$7,295	$-	$1,801	$5,494	$12,011

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

The following table sets forth a summary of the change in fair value of the Company’s Level 3 financial liabilities related to earn-out consideration that are measured at fair value on a recurring basis.

	Stoneridge Brazil	Total
Balance at December 31, 2019	$12,011	$12,011
Change in fair value	(3,045)	(3,045)
Foreign currency adjustments	(3,472)	(3,472)
Balance at September 30, 2020	$5,494	$5,494

	Orlaco	Stoneridge Brazil	Total
Balance at December 31, 2018	$8,602	$10,070	$18,672
Change in fair value	-	1,862	1,862
Foreign currency adjustments	(128)	(754)	(882)
Earn-out consideration cash payment	(8,474)	-	(8,474)
Balance at September 30, 2019	$-	$11,178	$11,178

The Company will be required to pay the Stoneridge Brazil earn-out consideration, which is not capped, based on Stoneridge Brazil’s financial performance in either 2020 or 2021. The fair value of the Stoneridge Brazil earn-out consideration is based on discounted cash flows utilizing forecasted earnings before interest, depreciation and amortization (“EBITDA”) in 2020 or 2021 using the key inputs of forecasted sales and expected operating income reduced by the market required rate of return. The former Stoneridge Brazil owners may choose either the 2020 or 2021 financial performance period to be used to determine the earn-out consideration payment. The former Stoneridge Brazil owners must choose the 2020 financial performance period by March 31, 2021 otherwise the 2021 financial performance period will automatically be used. The Company has assigned a zero probability that the former owners will choose the 2020 performance period given projected results for Stoneridge Brazil which has been negatively impacted by COVID-19. As such, the earn-out fair value assumes 2021 financial performance will be the basis for the earn-out consideration obligation. The earn-out consideration obligation related to Stoneridge Brazil is recorded within other long-term liabilities in the consolidated balance sheets as of September 30, 2020 and December 31, 2019.

The change in fair value of the earn-out consideration for Stoneridge Brazil was due to updated financial performance projections and favorable foreign currency translation offset by the reduced time from the current period end to the payment date. The change in fair value of the Stoneridge Brazil earn-out consideration was recorded in SG&A expense and the foreign currency impact was included in other (income) expense, net in the condensed consolidated statements of operations.

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

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the nine months ended September 30, 2020.

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

On May 19, 2020, the Company committed to the strategic exit of its Control Devices particulate matter (“PM”) sensor product line. As a result of the strategic exit of the PM sensor product line the Company determined an impairment indicator existed and performed a recoverability test of the related long-lived assets. The Company identified that there are two asset groups comprised of PM fixed assets at the Company’s Lexington, Ohio and Tallinn, Estonia facilities. As a result of the recoverability test performed, the Company determined that the undiscounted cash flows did not exceed the carrying value of the PM fixed assets at the Company’s Tallinn, Estonia facility. As such, an impairment loss of $2,326 was recorded based on the difference between the fair value and the carrying value of the assets. The Company used the income approach to determine the fair value of the PM fixed assets at the Tallinn, Estonia facility. During the nine months ended September 30, 2020, the impairment loss of $2,326 was recorded on the Company’s condensed consolidated statement of operations within selling, general and administrative expense. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

(6) Share-Based Compensation

Compensation expense for share-based compensation arrangements, which is recognized in the condensed consolidated statements of operations as a component of SG&A expenses, was $1,430 and $1,105 for the three months ended September 30, 2020 and 2019, respectively. Compensation expense for share-based compensation arrangements was $3,535 and $4,699 for the nine months ended September 30, 2020 and 2019, respectively. The expenses related to share-based compensation awards for the nine months ended September 30, 2020 were lower than the nine months ended September 30, 2019 due to a reduced attainment of performance-based awards.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

(7) Debt

Debt consisted of the following at September 30, 2020 and December 31, 2019:

	September 30,	December 31,	Interest rates at
	2020	2019	September 30, 2020	Maturity
Revolving Credit Facility
Credit Facility	$144,000	$126,000	2.85%	June 2024

Debt
Stoneridge Brazil short-term obligations	900	-	5.64%	June 2021
Stoneridge Brazil long-term notes	518	972	8.80%	November 2021
Sweden short-term credit line	1,737	-	2.60%	January 2021
Suzhou short-term credit line	4,419	2,154	3.85% - 5.00%	September 2021
Total debt	7,574	3,126
Less: current portion	(7,515)	(2,672)
Total long-term debt, net	$59	$454

Revolving Credit Facility

On September 12, 2014, the Company entered into a Third Amended and Restated Credit Agreement (the “Amended Agreement”). The Amended Agreement provided for a $300,000 revolving credit facility, which replaced the Company’s $100,000 asset-based credit facility and included a letter of credit subfacility, swing line subfacility and multicurrency subfacility.

On June 5, 2019, the Company entered into the Fourth Amended and Restated Credit Agreement (the “2019 Credit Facility”). The 2019 Credit Facility provides for a $400,000 senior secured revolving credit facility and it replaced and superseded the Amended Agreement. The 2019 Credit Facility has an accordion feature which allows the Company to increase the availability by up to $150,000 upon the satisfaction of certain conditions and includes a letter of credit subfacility, swing line subfacility and multicurrency subfacility. The 2019 Credit Facility has a termination date of June 5, 2024. In the second quarter of 2019, the Company capitalized $1,366 of deferred financing costs and wrote off previously recorded deferred financing costs of $275 as a result of entering into the 2019 Credit Facility. Borrowings under the 2019 Credit Facility bear interest at either the Base Rate or the LIBOR rate, at the Company’s option, plus the applicable margin as set forth in the 2019 Credit Facility. The 2019 Credit Facility contains certain financial covenants that require the Company to maintain less than a maximum leverage ratio of 3.50 to 1.00 and more than a minimum interest coverage ratio of 3.50 to 1.00.

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

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

Due to the expected impact of the COVID-19 pandemic on the Company’s end-markets and the resulting expected financial impacts to the Company, on June 26, 2020, the Company entered into a Waiver and Amendment No. 1 to the Fourth Amended and Restated Credit Agreement (“Amendment No. 1”). Amendment No. 1 provides for certain covenant relief and restrictions during the “Covenant Relief Period” (the period ending on the date that the Company delivers a compliance certificate for the quarter ending June 30, 2021 in form and substance satisfactory to the administrative agent). During the Covenant Relief Period:

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

Amendment No. 1 changes the leverage based LIBOR pricing grid through the maturity date and also provides for a LIBOR floor of 50 basis points on outstanding borrowings excluding any Specified Hedge Borrowings (as defined) which remain subject to a LIBOR floor of 0 basis points. As of September 30, 2020, Specified Hedge Borrowings were $50,000.

The Company capitalized an additional $1,056 of deferred financing costs as a result of entering into Amendment No. 1.

Borrowings outstanding on the 2019 Credit Facility were $144,000 and $126,000 at September 30, 2020 and December 31, 2019, respectively.

The Company was in compliance with all credit facility covenants at September 30, 2020 and December 31, 2019.

The Company also has outstanding letters of credit of $1,720 and $1,768 at September 30, 2020 and December 31, 2019, respectively.

Debt

Stoneridge Brazil maintains short-term and long-term notes used for working capital purposes which have fixed or variable interest rates. The weighted-average interest rates of short-term and long-term debt of Stoneridge Brazil at September 30, 2020 was 5.64% and 8.80%, respectively. Depending on the specific note, interest is payable either monthly or annually. Principal repayments on Stoneridge Brazil debt at September 30, 2020 are as follows: $1,359 from October 2020 through September 2021 and $59 from October 2021 through December 2021.

In December 2019, Stoneridge Brazil, established an overdraft credit line which allowed overdrafts on Stoneridge Brazil’s bank account up to a maximum level of 5,000 Brazilian real (“R$”), or $1,244, at December 31, 2019. There was no balance outstanding on the overdraft credit line as of December 31, 2019. During the nine months ended September 30, 2020, the subsidiary borrowed and repaid R$7,150, or $1,306, prior to terminating the overdraft credit line.

The Company’s wholly-owned subsidiary located in Sweden, has an overdraft credit line which allows overdrafts on the subsidiary’s bank account up to a daily maximum level of 20,000 Swedish krona, or $2,234 and $2,136, at September 30, 2020 and December 31, 2019, respectively. At September 30, 2020 there was 15,560 Swedish krona, or $1,737, outstanding on this overdraft credit line. At December 31, 2019 there were no borrowings outstanding on this overdraft credit line. During the nine months ended September 30, 2020, the subsidiary borrowed 214,701 Swedish krona, or $23,977, and repaid 199,141 Swedish krona, or $22,240.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

The Company’s wholly-owned subsidiary located in Suzhou, China (the “Suzhou subsidiary”), has two credit lines (the “Suzhou credit line”) which allow up to a maximum borrowing level of 50,000 Chinese yuan, or $7,364 at September 30, 2020, and 40,000 Chinese yuan, or $5,746 at December 31, 2019. At September 30, 2020 and December 31, 2019 there was $4,419 and $2,154, respectively, in borrowings outstanding on the Suzhou credit line with weighted-average interest rates of 4.33% and 4.80%, respectively. The Suzhou credit line is included on the condensed consolidated balance sheet within current portion of debt. In addition, the Suzhou subsidiary has a bank acceptance draft line of credit which facilitates the extension of trade payable payment terms by 180 days. This bank acceptance draft line of credit allows up to a maximum borrowing level of 15,000 Chinese yuan, or $2,209 and $2,154, at September 30, 2020 and December 31, 2019, respectively. At September 30, 2020 there was no funding utilized on the Suzhou bank acceptance draft line and at December 31, 2019 there was approximately $150 utilized on the Suzhou bank acceptance draft line of credit.

(8) Leases

The Company, as lessor, has entered into a lease with a third-party lessee effective July 1, 2020, for the Canton, Massachusetts facility. In conjunction with the Canton restructuring plan outlined in Note 12, the Company ceased operations at this facility in March 2020. The Company recognizes lease income on a straight-line basis over the lease term. The Company recognized, in its Control Devices segment, operating and variable lease income from leases in our consolidated statements of operations of $354 and $99, respectively, for the three and nine months ended September 30, 2020.

(9) Earnings (Loss) Per Share

Basic earnings (loss) per share was computed by dividing net income (loss) by the weighted-average number of Common Shares outstanding for each respective period. Diluted earnings (loss) per share was calculated by dividing net income (loss) by the weighted-average of all potentially dilutive Common Shares that were outstanding during the periods presented. However, for all periods in which the Company recognized a net loss, the Company did not recognize the effect of the potential dilutive securities as their inclusion would be anti-dilutive. Potential dilutive shares of 265,335 for the nine months ended September 30, 2020 were excluded from diluted loss per share because the effect would have been anti-dilutive.

Weighted-average Common Shares outstanding used in calculating basic and diluted earnings (loss) per share were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Basic weighted-average Common Shares outstanding	26,956,286	27,369,824	27,046,899	27,928,760
Effect of dilutive shares	266,596	425,687	-	496,484
Diluted weighted-average Common Shares outstanding	27,222,882	27,795,511	27,046,899	28,425,244

There were 755,654 and 578,966 performance-based right to receive Common Shares outstanding at September 30, 2020 and 2019, respectively. The right to receive Common Shares are included in the computation of diluted earnings per share based on the number of Common Shares that would be issuable if the end of the quarter were the end of the contingency period.

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

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss for the three months ended September 30, 2020 and 2019 were as follows:

	Foreign	Unrealized
	currency	gain (loss)
	translation	on derivatives	Total
Balance at July 1, 2020	$(106,770)	$(2,445)	$(109,215)
Other comprehensive income before reclassifications	5,975	505	6,480
Amounts reclassified from accumulated other comprehensive loss	-	517	517
Net other comprehensive income, net of tax	5,975	1,022	6,997
Balance at September 30, 2020	$(100,795)	$(1,423)	$(102,218)

Balance at July 1, 2019	$(87,537)	$222	$(87,315)
Other comprehensive loss before reclassifications	(11,727)	(23)	(11,750)
Amounts reclassified from accumulated other comprehensive loss	-	(103)	(103)
Net other comprehensive loss, net of tax	(11,727)	(126)	(11,853)
Balance at September 30, 2019	$(99,264)	$96	$(99,168)

Changes in accumulated other comprehensive loss for the nine months ended September 30, 2020 and 2019 were as follows:

	Foreign	Unrealized
	currency	gain (loss)
	translation	on derivatives	Total
Balance at January 1, 2020	$(91,472)	$-	$(91,472)
Other comprehensive loss income before reclassifications	(9,323)	(2,905)	(12,228)
Amounts reclassified from accumulated other comprehensive loss	-	1,482	1,482
Net other comprehensive loss, net of tax	(9,323)	(1,423)	(10,746)
Balance at September 30, 2020	$(100,795)	$(1,423)	$(102,218)

Balance at January 1, 2019	$(86,044)	$292	$(85,752)
Other comprehensive (loss) income before reclassifications	(13,220)	313	(12,907)
Amounts reclassified from accumulated other comprehensive loss	-	(509)	(509)
Net other comprehensive loss, net of tax	(13,220)	(196)	(13,416)
Balance at September 30, 2019	$(99,264)	$96	$(99,168)

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

As a result of environmental studies performed at the Company’s former facility located in Sarasota, Florida, the Company became aware of soil and groundwater contamination at the site and engaged an environmental engineering consultant to develop a remediation and monitoring plan for the site. Soil remediation at the site was completed during the year ended December 31, 2010. A remedial action plan was approved by the Florida Department of Environmental Protection and groundwater remediation began in the fourth quarter of 2015. During the three and nine months ended September 30, 2019, environmental remediation costs incurred were immaterial. During the three and nine months ended September 30, 2020, environmental remediation costs incurred were $3 and $108, respectively. At September 30, 2020 and December 31, 2019, the Company accrued a remaining undiscounted liability of $196 and $82, respectively, related to future remediation and monitoring and were recorded as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheets. Costs associated with the recorded liability will be incurred to complete the groundwater remediation and monitoring. The recorded liability is based on assumptions in the remedial action plan. Although the Company sold the Sarasota facility and related property in December 2011, the liability to remediate the site contamination remains the responsibility of the Company. Due to the ongoing site remediation, the Company is currently required to maintain a $1,489 letter of credit for the benefit of the buyer.

The Company’s Stoneridge Brazil subsidiary has civil, labor, regulatory and other tax contingencies (excluding income tax) for which the likelihood of loss is deemed to be reasonably possible, but not probable, by the Company’s legal advisors in Brazil. As a result, no provision has been recorded with respect to these contingencies, which amounted to R$37,700 ($6,800) and R$29,200 ($7,300) at September 30, 2020 and December 31, 2019, respectively. An unfavorable outcome on these contingencies could result in significant cost to the Company and adversely affect its results of operations.

Product Warranty and Recall

Amounts accrued for product warranty and recall claims are established based on the Company’s best estimate of the amounts necessary to settle existing and future claims on products sold as of the balance sheet dates. These accruals are based on several factors including past experience, production changes, industry developments and various other considerations. Our estimate is based on historical trends of units sold and claim payment amounts, combined with our current understanding of the status of existing claims and discussions with our customers. The key factors in our estimate are the stated or implied warranty period, the customer source, customer policy decisions regarding warranties and customers seeking to hold the Company responsible for their product warranties. The Company can provide no assurances that it will not experience material claims or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued. The current portion of product warranty and recall is included as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheets. Product warranty and recall included $3,781 and $3,111 of a long-term liability at September 30, 2020 and December 31, 2019, respectively, which is included as a component of other long-term liabilities in the condensed consolidated balance sheets.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

The following provides a reconciliation of changes in product warranty and recall liability:

Nine months ended September 30,	2020	2019
Product warranty and recall at beginning of period	$10,796	$10,494
Accruals for warranties established during period	4,817	5,049
Aggregate changes in pre-existing liabilities due to claim developments	1,137	1,124
Settlements made during the period	(4,630)	(5,310)
Foreign currency translation	42	(515)
Product warranty and recall at end of period	$12,162	$10,842

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

(12) Business Realignment and Restructuring

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

As a result of the PM sensor restructuring actions, the Company recognized expense of $342 and $2,894 for the three and nine months ended September 30, 2020 for non-cash fixed asset charges, including impairment and accelerated depreciation of PM sensor related fixed assets and other related costs. For the three months ended September 30, 2020 restructuring related costs of $340 and $2 were recognized in COGS and SG&A, respectively. For the nine months ended September 30, 2020 restructuring related costs of $503 and $2,391 were recognized in COGS and SG&A, respectively. The estimated range of additional cost of the plan to exit the PM sensor product line, that will impact the Control Devices segment, is approximately $1,335 and $4,015 and is related to employee severance and termination costs, contract terminations costs, other related costs and non-cash fixed asset charges. We anticipate that these costs will be incurred through the third quarter of 2021.

The expenses for the exit of the PM sensor line that relate to the Control Devices reportable segment include the following:

	Accrual as of	2020 Charge	Utilization		Accrual as of
	January 1, 2020	to Expense	Cash	Non-Cash	September 30, 2020
Fixed asset impairment and accelerated depreciation	$-	$2,824	$-	$(2,824)	$-
Other related costs	-	70	(70)	-	-
Total	$-	$2,894	$(70)	$(2,824)	$-

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

As a result of the Canton Restructuring actions, the Company recognized expense of $197 and $3,607 respectively, for the three months ended September 30, 2020 and 2019 for employee termination benefits and other restructuring related costs. For the three months ended September 30, 2020 other restructuring related costs of $88, $0 and $109 were recognized in COGS, SG&A and D&D, respectively, in the condensed consolidated statement of operations.  For the three months ended September 30, 2019 severance and other related restructuring costs of $2,567, $287 and $753 were recognized in COGS, SG&A and D&D, respectively, in the condensed consolidated statement of operations. As a result of the Canton Restructuring actions, the Company recognized expense of $2,881 and $9,275, respectively, for the nine months ended September 30, 2020 and 2019 for employee termination benefits and other restructuring related costs. For the nine months ended September 30, 2020 severance and other restructuring related costs of $1,659, $549 and $673 were recognized in COGS, SG&A and D&D, respectively, in the condensed consolidated statement of operations.  For the nine months ended September 30, 2019 severance and other related restructuring costs of $6,173, $762 and $2,340 were recognized in COGS, SG&A and D&D, respectively, in the condensed consolidated statement of operations. The estimated additional cost of this restructuring plan, that will impact the Control Devices segment, is approximately $300 and is related to additional costs to restore the engineering function previously located at the Canton Facility. These costs will be incurred through the first quarter of 2021.

The expenses for the Canton Restructuring that relate to the Control Devices reportable segment include the following:

	Accrual as of	2020 Charge	Utilization		Accrual as of
	January 1, 2020	to Expense	Cash	Non-Cash	September 30, 2020
Employee termination benefits	$2,636	$1,119	$(3,546)	$-	$209
Other related costs	-	1,762	(1,762)	-	-
Total	$2,636	$2,881	$(5,308)	$-	$209

	Accrual as of	2019 Charge	Utilization		Accrual as of
	January 1, 2019	to Expense	Cash	Non-Cash	September 30, 2019
Employee termination benefits	$-	$6,967	$(1,371)	$-	$5,596
Other related costs	-	2,308	(2,308)	-	-
Total	$-	$9,275	$(3,679)	$-	$5,596

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

In the fourth quarter of 2018, the Company undertook restructuring actions for the Electronics segment affecting the European Aftermarket business and China operations. In the second quarter of 2020, the Company finalized plans to move its European Aftermarket sales activities in Dundee, Scotland to a new location which resulted in incurring contract termination costs as well as employee severance and termination costs. In addition, the Company announced an additional restructuring program to transfer the European production of its controls product line to China. As a result of these actions, the Company recognized expense of $567 and $157, respectively, for the three months ended September 30, 2020 and 2019 for employee severance and termination costs, contract termination costs, other related costs and non-cash fixed asset charges for accelerated depreciation of fixed assets and other related costs. Electronics segment restructuring costs recognized in COGS, SG&A, and D&D in the condensed consolidated statement of operations for the three months ended September 30, 2020 were $132, $383 and $52, respectively. The Company recognized expense of $2,195 and $469, respectively, for the nine months ended September 30, 2020 and 2019 for severance, contract termination costs, other related costs and non-cash fixed asset charges for accelerated depreciation of fixed assets. Electronics segment restructuring costs recognized in COGS, SG&A and D&D in the condensed consolidated statement of operations for the nine months ended September 30, 2020 were $132, $1,634 and $429, respectively. Electronics segment restructuring costs were recognized in SG&A in the condensed consolidated statement of operations for the three and nine months ended September 30, 2019. The Company expects to incur approximately $500 of additional restructuring costs related to these actions through the second quarter of 2021.

The expenses for the restructuring activities that relate to the Electronics reportable segment include the following:

	Accrual as of	2020 Charge to	Utilization		Accrual as of
	January 1, 2020	Expense	Cash	Non-Cash	September 30, 2020
Employee termination benefits	$52	$961	$(743)	$-	$270
Contract termination costs	-	452	(452)	-	-
Other related costs	-	782	(782)	-	-
Total	$52	$2,195	$(1,977)	$-	$270

	Accrual as of	2019 Charge to	Utilization		Accrual as of
	January 1, 2019	Expense (Income)	Cash	Non-Cash	September 30, 2019
Employee termination benefits	$520	$(30)	$(442)	$3	$51
Accelerated depreciation	-	289	-	(289)	-
Contract termination costs	17	24	(41)	-	-
Other related costs	119	186	(305)	-	-
Total	$656	$469	$(788)	$(286)	$51

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

Business realignment charges by reportable segment were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Control Devices (A)	$283	$(37)	$1,702	$512
Electronics (B)	105	-	1,410	-
Stoneridge Brazil (C)	12	-	165	-
Unallocated Corporate (D)	1	392	311	1,005
Total business realignment charges	$401	$355	$3,588	$1,517

(A)	Severance costs for the three months ended September 30, 2020 related to COGS, D&D and SG&A were $70, $35 and $178. Severance benefit for the three months ended September 30, 2019 related to COGS and D&D were $(27) and $(10). Severance costs for the nine months ended September 30, 2020 related to COGS, D&D and SG&A were $673, $284 and $745, respectively. Severance costs for the nine months ended September 30, 2019 related to SG&A were $512.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

(B)	Severance costs for the three months ended September 30, 2020 related to COGS and SG&A were $33 and $72, respectively. Severance costs for the nine months ended September 30, 2020 related to COGS, D&D and SG&A were $356, $228 and $826, respectively.
(C)	Severance costs for the three months ended September 30, 2020 related to SG&A were $12. Severance costs for the nine months ended September 30, 2020 related to COGS and SG&A were $86 and $79, respectively.
(D)	Severance costs for the three months ended September 30, 2020 and 2019 related to SG&A were $1 and $392, respectively. Severance costs for the nine months ended September 30, 2020 and 2019 related to SG&A were $311 and $1,005, respectively.

Business realignment charges classified by statement of operations line item were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Cost of goods sold	$103	$(27)	$1,115	$-
Selling, general and administrative	263	392	1,961	1,517
Design and development	35	(10)	512	-
Total business realignment charges	$401	$355	$3,588	$1,517

(13) Income Taxes

For interim tax reporting we estimate our annual effective tax rate and apply it to our year to date ordinary (loss) income. Tax jurisdictions with a projected or year to date loss for which a benefit cannot be realized are excluded.

For the three months ended September 30, 2020, income tax expense of $1,814 was attributable to the mix of earnings among tax jurisdictions as well as tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions. The effective tax rate of 21.3% is greater than the statutory rate primarily due to the impact of certain incentives offset by non-deductible expenses and tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions.

For the nine months ended September 30, 2020, income tax benefit of $(3,694) was attributable to the mix of earnings among tax jurisdictions as well as tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions. The effective tax rate of 24.3% is greater than the statutory rate primarily due to the impact of certain incentives offset by non-deductible expenses and tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions.

For the three months ended September 30, 2019, income tax expense of $1,450 was primarily related to the mix of earnings among tax jurisdictions. The effective tax rate of 17.9% is lower than the statutory rate primarily due to the impact of certain incentives offset by non-deductible expenses and tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions.

For the nine months ended September 30, 2019, income tax expense of $12,351 was attributable to the mix of earnings among jurisdictions and the sale of Non-core Products on April 1, 2019. The effective tax rate of 18.0% is lower than the statutory rate primarily due to the impact of certain incentives offset by non-deductible expenses and tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions.

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

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

A summary of financial information by reportable segment is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Net Sales:
Control Devices	$99,942	$108,690	$243,797	$332,876
Inter-segment sales	971	1,185	3,877	5,124
Control Devices net sales	100,913	109,875	247,674	338,000
Electronics	62,995	78,154	180,071	260,560
Inter-segment sales	7,362	8,867	17,672	27,914
Electronics net sales	70,357	87,021	197,743	288,474
Stoneridge Brazil	12,827	16,542	34,407	50,488
Inter-segment sales	-	-	-	6
Stoneridge Brazil net sales	12,827	16,542	34,407	50,494
Eliminations	(8,333)	(10,052)	(21,549)	(33,044)
Total net sales	$175,764	$203,386	$458,275	$643,924
Operating Income (Loss):
Control Devices	$12,450	$9,767	$10,116	$66,082
Electronics	647	7,661	(7,523)	24,247
Stoneridge Brazil	3,439	(451)	3,419	6,633
Unallocated Corporate (A)	(6,709)	(7,654)	(19,349)	(26,754)
Total operating income (loss)	$9,827	$9,323	$(13,337)	$70,208
Depreciation and Amortization:
Control Devices	$4,028	$3,310	$11,197	$9,601
Electronics	2,549	2,708	7,423	7,615
Stoneridge Brazil	973	1,571	3,696	4,791
Unallocated Corporate	500	297	1,522	726
Total depreciation and amortization (B)	$8,050	$7,886	$23,838	$22,733
Interest Expense, net:
Control Devices	$99	$189	$269	$566
Electronics	103	79	503	198
Stoneridge Brazil	14	69	17	118
Unallocated Corporate	1,666	812	3,533	2,271
Total interest expense, net	$1,882	$1,149	$4,322	$3,153
Capital Expenditures:
Control Devices	$2,833	$3,175	$8,496	$10,709
Electronics	1,618	5,473	9,678	12,567
Stoneridge Brazil	805	1,243	2,219	2,867
Unallocated Corporate(C)	524	683	1,201	1,910
Total capital expenditures	$5,780	$10,574	$21,594	$28,053

	September 30,	December 31,
	2020	2019
Total Assets:
Control Devices	$182,366	$191,491
Electronics	287,078	285,027
Stoneridge Brazil	59,351	89,393
Corporate (C)	381,150	358,766
Eliminations	(327,995)	(322,468)
Total assets	$581,950	$602,209

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

The following tables present net sales and long-term assets for each of the geographic areas in which the Company operates:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Net Sales:
North America	$97,576	$115,816	$240,549	$358,476
South America	12,827	16,542	34,407	50,488
Europe and Other	65,361	71,028	183,319	234,960
Total net sales	$175,764	$203,386	$458,275	$643,924

	September 30,	December 31,
	2020	2019
Long-term Assets:
North America	$93,230	$87,430
South America	32,315	52,518
Europe and Other	136,590	130,995
Total long-term assets	$262,135	$270,943
(A)	Unallocated Corporate expenses include, among other items, accounting/finance, human resources, information technology and legal costs as well as share-based compensation.
(B)	These amounts represent depreciation and amortization on property, plant and equipment and certain intangible assets.
(C)	Assets located at Corporate consist primarily of cash, intercompany loan receivables, fixed assets for the corporate headquarter building, leased assets, information technology assets, equity investments and investments in subsidiaries.

(15) Investments

Minda Stoneridge Instruments Ltd.

The Company has a 49% equity interest in Minda Stoneridge Instruments Ltd. (“MSIL”), a company based in India that manufactures electronics, instrumentation equipment and sensors primarily for the motorcycle, commercial vehicle and automotive markets. The investment is accounted for under the equity method of accounting. The Company’s investment in MSIL, recorded as a component of investments and other long-term assets, net on the condensed consolidated balance sheets, was $12,740 and $12,701 at September 30, 2020 and December 31, 2019, respectively. Equity in earnings of MSIL included in the condensed consolidated statements of operations was $330 and $318, for the three months ended September 30, 2020 and 2019, respectively. Equity in earnings of MSIL included in the condensed consolidated statements of operations was $556 and $1,230, for the nine months ended September 30, 2020 and 2019, respectively.

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

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

Stoneridge Brazil had dividends payable to former noncontrolling interest holders of R$24,154 ($6,010) as of December 31, 2019. The dividends payable balance included R$580 ($150) in monetary correction for the nine months ended September 30, 2019 based on the Brazilian National Extended Consumer Price inflation index. The dividend payable related to Stoneridge Brazil was recorded within other current liabilities on the consolidated balance sheet as of December 31, 2019. These dividends were paid in January 2020.

Other Investments

In December 2018, the Company entered into an agreement to make a $10,000 investment in a fund managed by Autotech Ventures (“Autotech”), a venture capital firm focused on ground transportation technology which is accounted for under the equity method of accounting. The Company’s $10,000 investment in the Autotech fund will be contributed over the expected ten-year life of the fund. The Company contributed $750 and $1,200 to the Autotech fund during the nine months ended September 30, 2020 and 2019, respectively. The Company recognized earnings of $307 and $0 during the three months ended September 30, 2020 and 2019, respectively. The Company recognized earnings of $168 and $16 during the nine months ended September 30, 2020 and 2019, respectively. The Autotech investment recorded in investments and other long-term assets in the condensed consolidated balance sheets was $2,745 and $1,827 as of September 30, 2020 and December 31, 2019, respectively.

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

The Company received $21 for services provided pursuant to the transition services agreement which were recognized as a reduction in SG&A for the nine months ended September 30, 2020, and $675 and $1,350 for the three and nine months ended September 30, 2019, respectively.

There were no Non-core Product net sales for the three and nine months ended September 30, 2020. Non-core Product net sales, including sales to SMP pursuant to the contract manufacturing agreement, and operating income were $10,770 and $1,072, for the three months ended September 30, 2019, respectively, and $19,824 and $1,072, for the nine months ended September 30, 2019, respectively. The Company also received $170 for reimbursement of retention costs from SMP pursuant to the contract manufacturing agreement which was recognized as a reduction to SG&A for both the three and nine months ended September 30, 2019.

On June 17, 2020, the Company and SMP terminated the transition services agreement and the contract manufacturing agreement.

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

Impact of COVID-19 on Our Business

The coronavirus pandemic (“COVID-19”) has had a negative impact on the global economy in 2020, disrupting financial markets and increasing volatility, and has impeded global supply chains, restricted manufacturing operations and resulted in significantly reduced economic activity and higher unemployment rates. It has disrupted, and likely will continue to disrupt, the global vehicle industry and customer sales, production volumes and purchases of automotive, commercial, off-highway, motorcycle and agricultural vehicles by end-consumers. COVID-19 began to impact our operations in the first quarter of 2020 as government authorities imposed mandatory closures, work-from-home orders, social distancing protocols, and other restrictions. These actions materially affected our ability to adequately staff and maintain our operations and supply chain and significantly impacted our financial results in the first half of 2020. The adverse conditions caused by COVID-19 initially reduced demand for our products and increased operating costs, which has resulted in lower overall margins. Similar to our customers, we instituted several changes to our manufacturing operations to reduce the spread of COVID-19 and keep our employees safe. In the third quarter 2020, as a result of recovery across our global end-markets, we experienced significant sales growth compared to the second quarter 2020. Although our end-markets have shown strong recovery over the last several months, COVID-19 may continue to adversely impact demand for our products and our financial results in the near term.

Due to prolonged shut-downs or significant reductions in production by our global customers in response to COVID-19, revenue significantly declined in the second quarter of 2020. However, in the third quarter our revenue increased by 76.6% from the second quarter of 2020 due to the recovery of production volumes in our served markets. The impact was the most significant in our Control Devices segment where sales increased by $52.3 million, or 107.8%, from the second to third quarter of 2020 primarily as a result of the increase in production volumes in the North American automotive market. Our Electronics segment sales increased by 47.9%, or $22.8 million, from the second to third quarter of 2020, primarily due to production volume increases in the European and North American commercial vehicle markets. Stoneridge Brazil sales increased by 83.0%, or $5.8 million, from the second to third quarter of 2020 as our end-markets began to recover in Brazil.

We continue to actively manage our cash and working capital to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times. Beginning in the first quarter and into the second quarter of 2020, we undertook several actions to reduce costs and spending across our organization. This included reducing hiring activities, temporarily reducing workforce in facilities impacted by volume reductions or shutdowns and limiting discretionary spending. Due to the adverse financial impact of COVID-19 resulting from significantly reduced production during the second quarter of 2020, we amended our existing credit facility to waive several financial covenants, including our net debt leverage compliance ratio, until the second quarter of 2021. As of September 30, 2020, our cash and cash equivalents balance was $68.3 million while undrawn commitments on our credit facility were $254.3 million.

We will also continue to actively monitor the impact of COVID-19 on our business and served-markets and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and shareholders.

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

Third Quarter Overview

The Company had net income of $6.7 million, or $0.25 per diluted share, for the three months ended September 30, 2020.

Net income increased by $0.1 million, or $0.01 per diluted share, from $6.6 million, or $0.24 per diluted share, for the three months ended September 30, 2019. COVID-19 related effects were less severe during the third quarter of 2020 compared to the second quarter of 2020 resulting in higher volumes from our served markets and improved financial results. Net sales decreased by $27.6 million, or 13.6%, while our operating income increased by $0.5 million primarily due to improved sales mix from the 2019 sale of Control Devices Non-core Products of $10.8 million at low margin, lower restructuring costs of $3.1 million and a favorable adjustment, net in fair value of earn-out consideration for Stoneridge Brazil of $3.8 million.

Our Control Devices segment net sales decreased by 8.0% compared to the third quarter of 2019 primarily as a result of 2019 sales of $10.8 million under the contract manufacturing agreement pursuant to the disposal of Non-core Products to SMP that reduced volumes in our North American automotive, agricultural and other markets. Offsetting these reduced volumes were increases in Control Devices’ North American commercial vehicle, European automotive and China automotive markets. Segment gross margin increased due to improved sales mix from 2019 sales of $10.8 million under the contract manufacturing agreement pursuant to the disposal of Non-core Products to SMP at low margin and lower restructuring costs of $2.9 million. Segment operating income increased due to higher gross margin.

Our Electronics segment net sales decreased by 19.4% compared to the third quarter of 2019 primarily due to COVID-19 effects, including a decrease in sales volume in our European, North American and China commercial vehicle markets and a decrease in sales of European and North American off-highway vehicle products offset by a favorable foreign currency translation. Segment gross margin decreased due to lower sales and adverse leverage of fixed costs from lower sales levels. Operating income for the segment decreased compared to the third quarter of 2019 due to lower segment gross margin and higher restructuring costs.

Our Stoneridge Brazil segment net sales decreased by 22.5% compared to the third quarter of 2019 unfavorable foreign currency translation and lower volumes for our Original Equipment Services channel (“OES”) which were slightly offset by higher volumes for our aftermarket, OEM and monitoring service products. Segment gross margin declined due to the reduction in sales volume. Operating income increased compared to 2019 primarily due to a favorable adjustment, net in fair value of earn-out consideration for Stoneridge Brazil of $3.8 million.

In the third quarter of 2020, SG&A expenses decreased by $6.6 million compared to the third quarter of 2019 primarily due to a favorable fair value adjustment, net for earn-out consideration of $3.8 million at Stoneridge Brazil, lower professional fees and lower restructuring costs.

At September 30, 2020 and December 31, 2019, we had cash and cash equivalents balances of $68.3 million and $69.4 million, respectively. The 2020 increase in borrowings under the 2019 Credit Facility were to maintain a high level of liquidity to ensure adequate available capital across our global locations due to adverse economic conditions caused by COVID-19. At September 30, 2020 and December 31, 2019, we had $144.0 million and $126.0 million, respectively, in borrowings outstanding on the 2019 Credit Facility.

Outlook

While the Company believes that focusing on products that address industry megatrends will have a positive impact on both our top-line growth and underlying margins, beginning in the first quarter of 2020 and continuing through the third quarter, COVID-19 has caused worldwide adverse economic conditions and uncertainty in our served markets.

The North American automotive market is expected to decrease from 16.3 million units in 2019 to 12.9 million units in 2020 due to adverse economic conditions caused by COVID-19. The Company expects sales volumes in our Control Devices segment to decline from the prior year, however we expect higher sales volume in the second half of 2020 compared to the first half of 2020.

We expect full year 2020 European and North American commercial vehicle volumes to significantly decline compared to prior year volumes due to adverse economic conditions caused by COVID-19, however we expect higher sales volume in the second half of 2020 compared to the first half of 2020. For 2021, we expect our camera-based vision systems to increase sales driven by the continued roll-out of our MirrorEye retrofit and pre-wire applications, the launch of our first OEM MirrorEye system and the launch of a large, global instrument cluster platform early in the year.

Our 2020 Stoneridge Brazil segment revenues declined compared to the prior year due to the adverse economic conditions caused by COVID-19 and lower volumes in our Brazilian served markets for our audio and alarm products. In October 2020, the International Monetary Fund (“IMF”) forecasted the Brazil gross domestic product to decline 5.8% in 2020 and grow 2.8% in 2021. We expect our served market channels to decline due to the contraction in the Brazilian economy but expect higher OEM related revenues from new program launches occurring in 2020. Our financial performance in our Stoneridge Brazil segment is also subject to uncertainty from movements in the Brazilian Real and Argentina Peso foreign currencies.

Other Matters

A significant portion of our sales are outside of the United States. These sales are generated by our non-U.S. based operations, and therefore, movements in foreign currency exchange rates can have a significant effect on our results of operations, which are presented in U.S. dollars. A significant portion of our raw materials purchased by our Electronics and Stoneridge Brazil segments are denominated in U.S. dollars, and therefore movements in foreign currency exchange rates can also have a significant effect on our results of operations. The U.S. Dollar strengthened against the Brazilian real and Argentine peso in 2020 and the Swedish krona, euro, Brazilian real and Argentine peso in 2019, unfavorably impacting our material costs and reported results.

On May 19, 2020, the Company committed to the strategic exit of its Control Devices particulate matter (“PM”) sensor product line (“PM Sensor Exit”). The decision to exit the PM sensor product line was made after the consideration of the decline in the market outlook for diesel passenger vehicles, the current and expected profitability of the product line and the Company’s strategic focus on aligning resources with the greatest opportunities. The estimated costs for the PM Sensor Exit include employee severance and termination costs, contract termination costs, professional fees and other related costs such as potential commercial settlements. Non-cash charges include impairment of fixed assets and accelerated depreciation associated with PM Sensor production. We recognized $0.3 million of expense as a result of this initiative during the three months ended September 30, 2020. The estimated range of additional cost of the plan to exit the PM sensor product line, that will impact the Control Devices segment, is approximately $1.3 million and $4.0 million and is related to employee severance and termination costs, contract terminations costs, other related costs and non-cash fixed asset charges. The Company expects the exit from the PM sensor product line to be completed in the third quarter of 2021.

In January 2019, we committed to a restructuring plan that resulted in the closure of our Canton, Massachusetts facility (“Canton Facility”) as of March 31, 2020 and the consolidation of manufacturing operations at that site into other Company locations (“Canton Restructuring”). The estimated costs for the Canton Restructuring included employee severance and termination costs, contract termination costs, professional fees and other related costs such as moving and set-up costs for equipment and costs to restore the engineering function previously located at the Canton Facility.  We recognized $0.2 million and $3.6 million of expense as a result of these actions during the three months ended September 30, 2020 and 2019, respectively. During the third quarter of 2020, we leased the Canton facility to a third party and are evaluating the sale of the facility. We expect to incur additional costs related to the Canton Restructuring of up to $0.3 million through March 31, 2021 primarily to restore the engineering function previously located at the Canton Facility.

In the fourth quarter of 2018, the Company undertook restructuring actions for the Electronics segment affecting the European Aftermarket business and China operations. In the second quarter of 2020, the Company finalized plans to move its European Aftermarket sales activities in Dundee, Scotland to a new location which resulted in incurring contract termination costs as well as employee severance and termination costs. In addition, the Company announced an additional restructuring program to transfer the European production of its Controls product line to China. For the three months ended September 30, 2020 and 2019, we recognized expense of $0.6 million and $0.2 million, respectively, as a result of these actions for related costs and non-cash fixed asset charges for accelerated depreciation. The Company expects to incur approximately $0.5 million of additional restructuring costs related to employee severance and termination costs and other related costs for these actions through the second quarter of 2021.

On April 1, 2019, the Company entered into an Asset Purchase Agreement by and among the Company, the Company’s wholly owned subsidiary, Stoneridge Control Devices, Inc. (“SCD”), and Standard Motor Products, Inc. (“SMP”). On the same day pursuant to the APA, in exchange for $40.0 million (subject to a post-closing inventory adjustment which was a payment to SMP of $1.6 million) and the assumption of certain liabilities, the Company and SCD sold to SMP product lines and assets related to certain non-core switches and connectors (the “Non-core Products”). On April 1, 2019, the Company and SMP also entered into certain ancillary agreements, including a transition services agreement, a contract manufacturing agreement and a supply agreement, pursuant to which the Company provided and was compensated for certain manufacturing, transitional, administrative and support services to SMP on a short-term basis. The products related to the Non-core Products were manufactured in Juarez, Mexico and Canton, Massachusetts, and include ball switches, ignition switches, rotary switches, courtesy lamps, toggle switches, headlamp switches and other related components. On June 17, 2020, the Company and SMP terminated the transition services agreement and the contract manufacturing agreement.

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

On February 24, 2020, the Board of Directors authorized a new repurchase program of $50.0 million for the repurchase of outstanding Common Shares over an 18 month period. The repurchases may be made from time to time in either open market transactions or in privately negotiated transactions. Repurchases may also be made under rule 10b-18, which permit Common Shares to be repurchased through pre-determined criteria. The timing, volume and nature of common share repurchases will be at the discretion of management, dependent on market conditions, other priorities of cash investment, applicable securities laws and other factors. This Common Share repurchase program authorization does not obligate the Company to acquire any particular amount of its Common Shares, and it may be suspended or discontinued at any time. For the quarter ended March 31, 2020, under the new 2020 repurchase program, the Company repurchased 242,634 Common Shares for $5.0 million, which became Treasury Shares, in accordance with this repurchase program authorization. In April 2020, the Company announced that it was temporarily suspending the previously announced share repurchase program in response to uncertainty surrounding the duration and magnitude of the impact of COVID-19.

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

We regularly evaluate the performance of our businesses and their cost structures, including personnel, and make necessary changes thereto in order to optimize our results. We also evaluate the required skill sets of our personnel and periodically make strategic changes. As a consequence of these actions, we incur severance related costs which we refer to as business realignment charges. On May 4, 2020, the Company began business realignment actions that resulted in the reduction of our global salaried workforce by approximately 5.0%. These actions were made to better align our resources and cost structure with our current business opportunities and market outlook as well as respond to COVID-19. One-time separation costs of $0.4 million and $3.6 million associated with these and other realignment actions were incurred in the three and nine months ended September 30, 2020.

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

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

					Dollar
					increase /
Three months ended September 30,	2020		2019		(decrease)
Net sales	$175,764	100.0%	$203,386	100.0%	$(27,622)
Costs and expenses:
Cost of goods sold	129,769	73.8	151,531	74.5	(21,762)
Selling, general and administrative	24,414	13.9	30,978	15.2	(6,564)
Design and development	11,754	6.7	11,554	5.7	200
Operating income	9,827	5.6	9,323	4.6	504
Interest expense, net	1,882	1.1	1,149	0.6	733
Equity in earnings of investee	(330)	(0.2)	(318)	(0.2)	12
Other (income) loss, net	(253)	(0.1)	381	0.2	634
Income before income taxes	8,528	4.7	8,111	4.0	417
Provision for income taxes	1,814	1.0	1,450	0.7	364
Net income	$6,714	3.7%	$6,661	3.3%	$53

Net Sales. Net sales for our reportable segments, excluding inter-segment sales, are summarized in the following table (in thousands):

					Dollar	Percent
Three months ended September 30,	2020		2019		decrease	decrease
Control Devices	$99,942	56.9%	$108,690	53.5%	$(8,748)	(8.0)%
Electronics	62,995	35.8	78,154	38.4	(15,159)	(19.4)%
Stoneridge Brazil	12,827	7.3	16,542	8.1	(3,715)	(22.5)%
Total net sales	$175,764	100.0%	$203,386	100.0%	$(27,622)	(13.6)%

Our Control Devices segment net sales decreased $10.8 million under the contract manufacturing agreement pursuant to the 2019 disposal of the Non-core Products to SMP that reduced volumes in our North American automotive, agricultural and other markets. Control Devices sales volume decreased in our North American automotive, agricultural and other markets by $11.1 million, $3.3 million and $2.8 million, respectively. This decrease was offset by an increase in North American commercial vehicle, European and China automotive sales volume of $4.1 million, $2.8 million and $2.0 million, respectively.

Our Electronics segment net sales decreased primarily as a result of COVID-19 including a decrease in sales volume in our European and North American commercial vehicle markets of $15.9 million and $4.7 million, respectively. In addition, the Electronics segment net sales decreased due to lower in sales volumes in our European off-highway vehicle products of $5.5 million. Euro and Swedish krona foreign currency translation was favorable by $11.3 million compared to the prior year quarter.

Our Stoneridge Brazil segment net sales decreased due to unfavorable Brazilian real foreign currency translation of $4.5 million and lower volumes for our OES channel which were slightly offset by higher volumes for our aftermarket, OEM and monitoring service products.

Net sales by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
Three months ended September 30,	2020		2019		decrease	decrease
North America	$97,576	55.5%	$115,816	57.0%	$(18,240)	(15.7)%
South America	12,827	7.3	16,542	8.1	(3,715)	(22.5)%
Europe and Other	65,361	37.2	71,028	34.9	(5,667)	(8.0)%
Total net sales	$175,764	100.0%	$203,386	100.0%	$(27,622)	(13.6)%

The decrease in North American net sales was attributable to the 2019 sale of Non-core Products of $10.8 million to SMP and COVID-19. Sales volume has decreased in our North American automotive, commercial vehicle, agricultural and other markets by $10.9 million, $0.6 million, $3.3 million and $2.8 million, respectively. The decrease in net sales in South America was primarily due to unfavorable foreign currency translation of $4.5 million and lower volumes for our OES channel which were slightly offset by higher volumes for our aftermarket, OEM and monitoring service products. The decrease in net sales in Europe and Other was primarily due to the adverse impact of COVID-19 which resulted in a decrease in our European commercial vehicle and off-highway markets of $15.9 million and $5.5 million, respectively. The decreases in Europe and Other sales were offset by an increase in European and China automotive and commercial vehicle sales of $2.6 million and $1.8 million, respectively, and favorable foreign currency translation of $11.4 million.

Cost of Goods Sold and Gross Margin. Cost of goods sold decreased compared to the third quarter of 2019 and our gross margin increased from 25.5% in the third quarter of 2019 to 26.2% in the third quarter of 2020. Our material cost as a percentage of net sales decreased slightly from 53.0% in the third quarter of 2019 to 52.6% in the third quarter of 2020. Overhead as a percentage of net sales increased slightly to 16.2% for the third quarter of 2020 compared to 16.1% for the third quarter of 2019.

Our Control Devices segment gross margin increased due to lower restructuring costs of $2.9 million and $10.8 million of sales at a low margin under the contract manufacturing agreement pursuant to the 2019 disposal of the Non-core Products to SMP.

Our Electronics segment gross margin decreased primarily due to lower sales as a result of COVID-19 and higher overhead costs as a percentage of sales due to adverse leverage of fixed costs.

Our Stoneridge Brazil segment gross margin decreased due to higher direct material costs as a percentage of net sales from the adverse impact of foreign exchange on U.S. dollar denominated purchases.

Selling, General and Administrative (“SG&A”). SG&A expenses decreased by $6.6 million compared to the third quarter of 2019 due to a favorable fair value adjustment, net for earn-out consideration of $3.8 million at Stoneridge Brazil, cost reduction actions resulting in lower professional service fees and travel related expenses, lower wages from permanent headcount reductions from second quarter of 2020 business realignment actions and the closure of Control Device’s Canton Facility during the first quarter of 2020 as well as lower business realignment and restructuring costs of $0.2 million.

Design and Development (“D&D”). D&D costs increased by $0.2 million due to an increase in our Electronics segment for wages and consulting services of $0.9 million for development activities for awarded business programs. This increase was offset by lower spending of $0.7 million at Stoneridge Brazil and corporate. In addition, Control Devices spending was consistent with the prior year as increased spending was offset by lower restructuring costs.

Operating Income. Operating (loss) income is summarized in the following table by reportable segment (in thousands):

			Dollar	Percent
			increase /	increase /
Three months ended September 30,	2020	2019	(decrease)	(decrease)
Control Devices	$12,450	$9,767	$2,683	27.5%
Electronics	647	7,661	(7,014)	(91.6)%
Stoneridge Brazil	3,439	(451)	3,890	NM
Unallocated corporate	(6,709)	(7,654)	945	12.3%
Operating income	$9,827	$9,323	$504	5.4%

NM – Not meaningful

Our Control Devices segment operating income increased due to the impact of higher gross margin from lower restructuring expenses and 2019 sales of $10.8 million under the contract manufacturing agreement pursuant to the disposal of the Non-core Products to SMP at low margin.

Our Electronics segment operating income decreased primarily due to the impact of lower sales and segment gross margin as cost reduction initiatives were offset by higher business realignment and restructuring expenses.

Our Stoneridge Brazil segment operating income increased primarily due to lower SG&A expenses resulting from a favorable fair value adjustment, net for earn-out consideration of $3.8 million.

Our unallocated corporate operating loss decreased primarily from lower professional fees and travel related expenses.

Operating income (loss) by geographic location is summarized in the following table (in thousands):

			Dollar	Percent
			increase /	increase /
Three months ended September 30,	2020	2019	(decrease)	(decrease)
North America	$3,326	$1,895	$1,431	75.5%
South America	3,439	(451)	3,890	NM
Europe and Other	3,062	7,879	(4,817)	(61.1)%
Operating income	$9,827	$9,323	$504	5.4%

Our North American operating income increased due to lower restructuring costs offset by lower sales in our automotive, commercial vehicle and agriculture markets. The increase in operating income in South America was primarily due to lower SG&A expenses resulting from a favorable fair value adjustment for earn-out consideration. Our operating results in Europe and Other decreased primarily due to lower sales in our commercial vehicle and off-highway markets offset by a favorable foreign currency translation impact on sales.

Interest Expense, net. Interest expense, net increased by $0.7 million for the three months ended September 30, 2020 due to an increase in outstanding debt balances.

Equity in Earnings of Investee. Equity earnings for MSIL were $0.3 million for both the three months ended September 30, 2020 and 2019, respectively.

Other (Income) Loss, net. We record certain foreign currency transaction (gains) losses as a component of other income, net on the condensed consolidated statement of operations. Other income, net of $0.2 million, increased by $0.6 million in the third quarter of 2020 compared to other loss, net of $0.4 million for the third quarter of 2019 due to higher foreign currency transaction gains in our Control Devices and Stoneridge Brazil segments.

Provision for Income Taxes. In the three months ended September 30, 2020, income tax expense of $1.8 million was attributable to the mix of earnings among tax jurisdictions as well as tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions. The effective tax rate of 21.3% is greater than the statutory tax rate primarily due to the impact of certain incentives offset by non-deductible expenses and tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions.

In the three months ended September 30, 2019, income tax expense of $1.5 million was attributable to the mix of earnings among tax jurisdictions. The effective tax rate of 17.9% is lower than the statutory tax rate primarily due to the impact of certain tax incentives offset by non-deductible expenses and tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

					Dollar
					increase /
Nine months ended September 30,	2020		2019		(decrease)
Net sales	$458,275	100.0%	$643,924	100.0%	$(185,649)
Costs and expenses:
Cost of goods sold	353,629	77.2	474,389	73.7	(120,760)
Selling, general and administrative	81,610	17.8	94,088	14.6	(12,478)
Gain on disposal of non-core products, net	-	-	(33,599)	(5.2)	33,599
Design and development	36,373	7.9	38,838	6.0	(2,465)
Operating (loss) income	(13,337)	(2.9)	70,208	10.9	(83,545)
Interest expense, net	4,322	0.9	3,153	0.5	1,169
Equity in earnings of investee	(556)	(0.1)	(1,230)	(0.2)	(674)
Other income, net	(1,879)	(0.4)	(148)	-	1,731
(Loss) income before income taxes	(15,224)	(3.3)	68,433	10.6	(83,657)
(Benefit) provision for income taxes	(3,694)	(0.8)	12,351	1.9	(16,045)
Net (loss) income	$(11,530)	(2.5)%	$56,082	8.7%	$(67,612)

Net Sales. Net sales for our reportable segments, excluding inter-segment sales, are summarized in the following table (in thousands):

					Dollar	Percent
Nine months ended September 30,	2020		2019		decrease	decrease
Control Devices	$243,797	53.2%	$332,876	51.7%	$(89,079)	(26.8)%
Electronics	180,071	39.3	260,560	40.5	(80,489)	(30.9)%
Stoneridge Brazil	34,407	7.5	50,488	7.8	(16,081)	(31.9)%
Total net sales	$458,275	100.0%	$643,924	100.0%	$(185,649)	(28.8)%

Our Control Devices segment net sales decreased primarily as a result of COVID-19 and $35.1 million of sales under the contract manufacturing agreement pursuant to the 2019 disposal of the Non-core Products to SMP. Including the impact of COVID-19, Control Devices experienced decreased sales volume in our North American automotive, North American commercial vehicle, agricultural and other markets of $58.2 million, $15.9 million, $8.4 million and $13.6 million, respectively. These decreases were offset by increased sales volume in our European and China automotive markets of $4.7 million and $3.4 million, respectively.

Our Electronics segment net sales decreased primarily as a result of COVID-19 including a decrease in sales volume in our European commercial vehicle market of $51.5 million as well as a decrease in sales volume in our North American and China commercial vehicle markets of $21.0 million and $0.9 million, respectively. In addition, the Electronics segment net sales decreased due to a decrease in sales volume in our European off-highway vehicle products of $14.9 million. These decreases were offset by a favorable foreign currency translation of $7.6 million.

Our Stoneridge Brazil segment net sales decreased due to unfavorable foreign currency translation of $11.0 million and the effects of COVID-19 causing lower volumes for our aftermarket, mass retail and OES channels mostly in the second quarter of 2020.

Net sales by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
Nine months ended September 30,	2020		2019		decrease	decrease
North America	$240,549	52.4%	$358,476	55.7%	$(117,927)	(32.9)%
South America	34,407	7.6	50,488	7.8	(16,081)	(31.9)%
Europe and Other	183,319	40.0	234,960	36.5	(51,641)	(22.0)%
Total net sales	$458,275	100.0%	$643,924	100.0%	$(185,649)	(28.8)%

The decrease in North American net sales was primarily attributable to the impact of COVID-19 and 2019 sales of Non-core Products to SMP of $35.1 million. Including the impact of COVID-19, sales volume has decreased in our North American commercial vehicle, automotive, agricultural and other markets by $36.9 million, $57.2 million, $8.4 million and $13.6 million, respectively. The decrease in net sales in South America was primarily due to unfavorable foreign currency translation of $11.0 million and lower volumes for our aftermarket, mass retail and OES channels mostly in the second quarter of 2020. The decrease in net sales in Europe and Other was primarily due to a decrease in our European commercial vehicle and off-highway markets of $51.5 million and $14.9 million, respectively, primarily impacted by COVID-19. Europe and Other sales were favorably impacted due to increased sales volume in our European automotive and China automotive of $4.3 million and $3.4 million, respectively, as well as favorable foreign currency translation of $7.0 million.

Cost of Goods Sold and Gross Margin. Cost of goods sold decreased compared to the third quarter of 2019 and our gross margin decreased from 26.3% in the first nine months of 2019 to 22.8% in the first nine months of 2020. Our material cost as a percentage of net sales for the first nine months of 2020 remained consistent with the first nine months of 2019 at 52.9% and 53.0%, respectively. Overhead as a percentage of net sales increased by 3.6% to 18.9% for the first nine months of 2020 compared to 15.3% for the first nine months of 2019 primarily due to adverse fixed cost leverage on lower sales levels including COVID-19 related incremental operating costs. Our Canton facility ceased production in accordance with our Canton restructuring plan in December 2019.

Our Control Devices segment gross margin decreased due to lower sales from COVID-19, the adverse impact of the disposal of Non-core Products in the second quarter of 2019, as well as adverse fixed cost leverage on lower sales levels including our Canton facility which ceased production in accordance with our Canton restructuring plan in December 2019 and COVID-19 related incremental operating costs for employee safety protocols.

Our Electronics segment gross margin decreased primarily due to lower sales as a result of the of COVID-19 pandemic and higher overhead costs from the adverse leverage of fixed costs and COVID-19 related incremental operating costs for employee safety protocols.

Our Stoneridge Brazil segment gross margin was consistent with the prior year due to lower sales volumes offset by lower material, labor, and overhead costs.

Selling, General and Administrative. SG&A expenses decreased by $12.5 million compared to the first nine months of 2019 due to lower incentive compensation costs, professional service fees, permanent headcount reductions related to business realignment actions and travel related expenses, a favorable fair value adjustment, net for earn-out consideration of $4.9 million at Stoneridge Brazil and staff reductions from the closure of the Canton Facility during 2020 at Control Devices offset by the 2019 recovery of Brazilian indirect taxes of $6.5 million and higher business realignment and restructuring costs of $3.8 million.

Gain on Disposal of Non-core Products, net. The gain on disposal for the nine months ended September 30, 2019 relates to the disposal of Control Devices’ Non-core Products.

Design and Development. D&D costs decreased by $2.5 million mostly due to lower restructuring and business realignment expenses at Control Devices of $1.4 million and lower spending at Control Devices due to the pace of the restoration of the engineering function previously located at the Canton facility.

Operating (Loss) Income. Operating (loss) income is summarized in the following table by reportable segment (in thousands):

			Dollar	Percent
			increase /	increase /
Nine months ended September 30,	2020	2019	(decrease)	(decrease)
Control Devices	$10,116	$66,082	$(55,966)	(84.7)%
Electronics	(7,523)	24,247	(31,770)	NM
Stoneridge Brazil	3,419	6,633	(3,214)	(48.5)%
Unallocated corporate	(19,349)	(26,754)	7,405	27.7%
Operating (loss) income	$(13,337)	$70,208	$(83,545)	NM

Our Control Devices segment operating income decreased due to the 2019 gain on disposal of Non-Core Products, lower sales primarily related to COVID-19 and impact from the disposal of Non-core Products that occurred in the second quarter of 2019. Adverse leverage of fixed costs from lower sales volumes and COVID-19 related incremental operating costs offset by lower restructuring costs also affected operating income.

Our Electronics segment operating income decreased primarily due to lower sales as a result of COVID-19 resulting in lower gross margin. Electronics SG&A cost reductions were offset by business realignment and restructuring expenses.

Our Stoneridge Brazil segment operating income decreased primarily from the 2019 recovery of Brazilian indirect taxes of $6.5 million, lower sales volumes and margin offset by a favorable fair value adjustment, net for earn-out consideration of $4.9 million recognized in 2020.

Our unallocated corporate operating loss decreased primarily from lower incentive compensation, professional fees and travel related expenses.

Operating (loss) income by geographic location is summarized in the following table (in thousands):

			Dollar	Percent
Nine months ended September 30,	2020	2019	decrease	decrease
North America	$(17,030)	$38,678	$(55,708)	NM
South America	3,419	6,633	(3,214)	(48.5)
Europe and Other	274	24,897	(24,623)	(98.9)
Operating (loss) income	$(13,337)	$70,208	$(83,545)	NM

Our North American operating results decreased due to lower sales in our automotive, commercial vehicle, agriculture and off-highway markets, 2019 sales at a low margin under the contract manufacturing agreement pursuant to the disposal of the Non-core Products to SMP and adverse leverage of fixed costs and COVID-19 related incremental operating costs for employee safety protocols. The decrease in operating income in South America was primarily due to the 2019 recovery of indirect Brazilian taxes and lower sales volumes offset by the favorable fair value adjustment for earn-out consideration. Our operating results in Europe and Other decreased primarily due to lower sales in our commercial vehicle and off-highway markets, adverse leverage of fixed costs and COIVD-19 related incremental operating costs for employee safety protocols.

Interest Expense, net. Interest expense, net increased by $1.2 million compared to the first nine months of 2019 due to an increase in outstanding debt balances.

Equity in Earnings of Investee. Equity earnings for MSIL were $0.6 million and $1.2 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease in MSIL earnings was due to lower sales volume from the COVID-19 pandemic.

Other Income, net. We record certain foreign currency transaction (gains) losses as a component of other income, net on the condensed consolidated statement of operations. Other income, net increased by $1.7 million to $1.9 million in the first nine months of 2020 compared to other income, net of $0.2 million for the first nine months of 2019 primarily due to higher foreign currency transaction gains in our Electronics, Control Devices and Stoneridge Brazil segments.

(Benefit) provision for Income Taxes. In the nine months ended September 30, 2020, income tax benefit of $(3.7) million was attributable to the mix of earnings among tax jurisdictions as well as tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions. The effective tax rate of 24.3% is slightly greater than the statutory tax rate primarily due to the impact of certain incentives offset by non-deductible expenses and tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions.

In the nine months ended September 30, 2019, income tax expense of $12.4 million was attributable to the mix of earnings amount jurisdictions and the sale of Non-core-Products on April 1, 2019. The effective tax rate of 18.0% is lower than the statutory tax rate primarily due to certain tax incentives offset by non-deductible expenses and tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions.

Liquidity and Capital Resources

Summary of Cash Flows:

Nine months ended September 30,	2020	2019
Net cash provided by (used for):
Operating activities	$8,955	$20,522
Investing activities	(25,038)	2,744
Financing activities	14,834	(45,382)
Effect of exchange rate changes on cash and cash equivalents	134	(3,713)
Net change in cash and cash equivalents	$(1,115)	$(25,829)

Cash provided by operating activities decreased compared to the first nine months of 2019 primarily due to lower net income and the payment of dividends to former noncontrolling interest holders of Stoneridge Brazil of $6.0 million offset by a reduction in cash used to fund working capital levels and the 2019 payment of Orlaco earn-out consideration of $5.1 million. Our receivable terms and collections rates have remained consistent between periods presented.

Net cash used for investing activities increased compared to 2019 due to proceeds from the 2019 sale of Control Devices Non-core Products offset by lower capital expenditures and lower investments in the Autotech venture capital fund.

Net cash provided by financing activities increased compared to the prior year primarily due to higher net 2019 Credit Facility borrowings of $18.0 million partially offset by the repurchase of $5.0 million of Common Shares in the first quarter of 2020. In 2019 we repurchased $50.0 million of our Common Shares and made a cash payment for Orlaco earn-out consideration. The current year increase in borrowings under the 2019 Credit Facility were to maintain a high level of liquidity during adverse economic conditions caused by COVID-19.

As outlined in Note 7 to our condensed consolidated financial statements, the 2019 Credit Facility increased our borrowing capacity by $100.0 million and permits borrowing up to a maximum level of $400.0 million. This variable rate facility provides the flexibility to refinance other outstanding debt or finance acquisitions through June 2024. The 2019 Credit Facility contains certain financial covenants that require the Company to maintain less than a maximum leverage ratio and more than a minimum interest coverage ratio. The 2019 Credit Facility also contains affirmative and negative covenants and events of default that are customary for credit arrangements of this type including covenants which place restrictions and/or limitations on the Company’s ability to borrow money, make capital expenditures and pay dividends. The 2019 Credit Facility had an outstanding balance of $144.0 million at September 30, 2020.

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

The Company was in compliance with all covenants at September 30, 2020. The Company has not experienced a violation which would limit the Company’s ability to borrow under the 2019 Credit Facility (as amended) and does not expect that the covenants under it will restrict the Company’s financing flexibility. However, it is possible that future borrowing flexibility under the 2019 Credit Facility may be limited as a result of lower than expected financial performance due to the adverse impact of COVID-19 on the Company’s markets and general global demand. The Company expects to make additional repayments on the Credit Facility when cash exceeds the amount needed for operations.

Stoneridge Brazil maintains short-term and long-term loans used for working capital purposes. At September 30, 2020, there was $1.4 million of Stoneridge Brazil debt outstanding. Scheduled principal repayments on Stoneridge Brazil debt at September 30, 2020 were as follows: $1.3 million from October 2020 to September 2021 and $0.1 million from October 2021 to December 2021.

In December 2019, Stoneridge Brazil established an overdraft credit line which allows overdrafts on Stoneridge Brazil’s bank account up to a maximum level of Brazilian real 5.0 million, or $1.2 million, at December 31, 2019.  There was no balance outstanding on the overdraft credit line as of December 31, 2019, and the overdraft credit line was terminated as of September 30, 2020.

The Company’s wholly owned subsidiary located in Stockholm, Sweden, has an overdraft credit line which allows overdrafts on the subsidiary’s bank account up to a daily maximum level of 20.0 million Swedish krona, or $2.2 million and $2.1 million, at September 30, 2020 and December 31, 2019, respectively. At September 30, 2020, there was 15.6 million Swedish krona, or $1.7 million outstanding on this overdraft credit line. At December 31, 2019, there was no balance outstanding on this overdraft credit line. During the nine months ended September 30, 2020, the subsidiary borrowed 214.7 million Swedish krona, or $24.0 million, and repaid 199.1 million Swedish krona, or $22.2 million.

The Company’s wholly-owned subsidiary located in Suzhou, China, has two credit lines which allow up to a maximum borrowing level of 50.0 million Chinese yuan, or $7.4 million at September 30, 2020 and 40.0 million Chinese yuan, or $5.7 million at December 31, 2019. At September 30, 2020 and December 31, 2019 there was $4.4 million and $2.2 million, respectively, in borrowings outstanding recorded within current portion of debt. In addition, the Suzhou subsidiary has a bank acceptance draft line of credit which allows up to a maximum borrowing level of 15.0 million Chinese yuan, or $2.2 million at both September 30, 2020 and December 31, 2019, respectively. At September 30, 2020 there was no funding utilized on the Suzhou bank acceptance draft line and at December 31, 2019 there was approximately $0.2 million utilized on the Suzhou bank acceptance draft line of credit.

On May 19, 2020, the Company committed to the strategic exit of its Control Devices PM sensor product line. The estimated costs for the PM Sensor Exit include employee severance and termination costs, contract termination costs, professional fees and other related costs such as potential commercial settlements. Non-cash charges include impairment of fixed assets and accelerated depreciation associated with PM Sensor production. We recognized $0.3 million of expense as a result of this initiative during the three months ended September 30, 2020. The estimated range of additional cost of the plan to exit the PM sensor product line, that will impact the Control Devices segment, is approximately $1.3 million to $4.0 million and is related to employee severance and termination costs, contract terminations costs, other related costs and non-cash fixed asset charges. The Company expects the exit from the PM sensor product line to be completed in the third quarter of 2021.

In the fourth quarter of 2018, the Company undertook restructuring actions for the Electronics segment affecting the European Aftermarket business and China operations. In the second quarter of 2020, the Company finalized plans to move its European Aftermarket sales activities in Dundee, Scotland to a new location which resulted in incurring contract termination costs as well as employee severance and termination costs. In addition, the Company announced an additional restructuring program to transfer the European production of its Controls product line to China. For the three months ended September 30, 2020 and 2019, we recognized expense of $0.6 million and $0.2 million, respectively, as a result of these actions for related costs and non-cash fixed asset charges for accelerated depreciation fixed assets. The Company expects to incur approximately $0.5 million of additional restructuring costs related to employee severance and termination costs and other related costs for these actions through the second quarter of 2021.

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

In January 2020, Stoneridge Brazil paid dividends to former noncontrolling interest holders of Brazilian real (“R$”) 24,154 ($6,010) as of December 31, 2019. The dividends payable balance included R$0.6 ($0.2) in monetary correction for the nine months ended September 30, 2019 based on the Brazilian National Extended Consumer Price inflation index. The dividend payable related to Stoneridge Brazil was recorded within other current liabilities on the consolidated balance sheet as of December 31, 2019. See Note 15 to the condensed consolidated financial statements for additional details.

In December 2018, the Company entered into an agreement to make a $10.0 million investment in a fund managed by Autotech Ventures (“Autotech”), a venture capital firm focused on ground transportation technology.  The Company’s $10.0 million investment in the Autotech fund will be contributed over the expected ten-year life of the fund.  As of September 30, 2020, the Company’s cumulative investment in the Autotech fund was $2.9 million. The Company contributed $0.8 million and $1.2 million to the Autotech fund during the nine months ended September 30, 2020 and 2019, respectively.

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

At September 30, 2020, we had a cash and cash equivalents balance of approximately $68.3 million, of which 80.6% was held in foreign locations. The Company has approximately $254.3 million of undrawn commitments under the 2019 Credit Facility as of September 30, 2020, which results in total undrawn commitments and cash balances of more than $322.6 million. However, despite the June 26, 2020 amendment, it is possible that future borrowing flexibility under our 2019 Credit Facility may be limited as a result of our financial performance due the adverse impact of COVID-19 on the Company’s markets and general global demand.

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

Critical Accounting Policies and Estimates

The Company’s critical accounting policies, which include management’s best estimates and judgments, are included in Part II, Item 7, to the consolidated financial statements of the Company’s 2019 Form 10-K. These accounting policies are considered critical as disclosed in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis of the Company’s 2019 Form 10-K because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates. There have been no material changes in our significant accounting policies or critical accounting estimates during the third quarter of 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Except for the broad effects of COVID-19 on the global economy and major financial markets, which has and could continue to cause interest rates, currency exchange rates and commodity prices to fluctuate, there have been no material changes to the quantitative and qualitative information about the Company’s market risk from those previously presented within Part II, Item 7A of the Company’s 2019 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2020, an evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the PEO and PFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in certain legal actions and claims primarily arising in the ordinary course of business. Although it is not possible to predict with certainty the outcome of these matters, we do not believe that any of the litigation in which we are currently engaged, either individually or in the aggregate, will have a material adverse effect on our business, consolidated financial position or results of operations. We are subject to litigation regarding civil, labor, regulatory and other tax contingencies in our Stoneridge Brazil segment for which we believe the likelihood of loss is reasonably possible, but not probable, although these claims might take years to resolve. We are also subject to product liability and product warranty claims. In addition, if any of our products prove to be defective, we may be required to participate in a government-imposed or customer OEM-instituted recall involving such products. There can be no assurance that we will not experience any material losses related to product liability, warranty or recall claims. See additional details of these matters in Note 11 to the condensed consolidated financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to repurchases of Common Shares made by us during the three months ended September 30, 2020. There were 1,329 Common Shares delivered to us by employees as payment for withholding taxes due upon vesting of performance share awards and share unit awards during the three months ended September 30, 2020.

			Total number of	Maximum number
			shares purchased as	of shares that may
			part of publicly	yet be purchased
	Total number of	Average price	announced plans	under the plans
Period	shares purchased	paid per share	or programs	or programs
7/1/20-7/31/20	324	$24.95	N/A	N/A
8/1/20-8/31/20	-	-	N/A	N/A
9/1/20-9/30/20	1,005	19.79	N/A	N/A
Total	1,329

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Exhibit

10.1	Employment agreement, dated April 1, 2020, by and between the Company and James Zizelman, filed herewith.

10.2	Amended and Restated Officers’ and Key Employees’ Severance Plan of Stoneridge, Inc., dated September 14, 2020, filed herewith.

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

	101	XBRL Exhibits:

	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
104

The cover page from our Quarterly Report on Form 10-Q for the period ended September 30, 2020, filed with the Securities and Exchange Commission on October 28, 2020, is formatted in Inline Extensible Business Reporting Language (“iXBRL”)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONERIDGE, INC.

Date: October 28, 2020	/s/ Jonathan B. DeGaynor
Jonathan B. DeGaynor
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 28, 2020	/s/ Robert R. Krakowiak
Robert R. Krakowiak
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)