Form 10-K
period 2020-12-31
STONERIDGE INC
filed 2021-02-24
CIK 1043337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer ◻	Accelerated filer ☒	Non-accelerated filer ◻
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	☐ Yes ☒ No

As of June 30, 2020, the aggregate market value of the registrant’s Common Shares held by non-affiliates of the registrant was approximately $532.3 million. The closing price of the Common Shares on June 30, 2020 as reported on the New York Stock Exchange was $20.66 per share. As of June 30, 2020, the number of Common Shares outstanding was 27,000,901.

The number of Common Shares outstanding as of February 19, 2021 was 27,005,257.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2021, into Part III, Items 10, 11, 12, 13 and 14.

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

ii

PART I

Item 1. Business.

Overview

Founded in 1965, Stoneridge, Inc. (the “Company”) is a global designer and manufacturer of highly engineered electrical and electronic components, modules and systems for the automotive, commercial, off-highway, motorcycle and agricultural vehicle markets. Our products and systems are critical elements in the management of mechanical and electrical systems to improve overall vehicle performance, convenience and monitoring in areas such as safety and security, intelligence, efficiency and emissions. Our worldwide footprint is primarily comprised of 26 locations in 12 countries and enables us to supply global and regional automotive, commercial, off-highway, motorcycle, agricultural and other vehicle markets.

Our custom-engineered products and systems are used to activate equipment and accessories, monitor and display vehicle performance and control, distribute electrical power and signals and provide vehicle security and convenience. Our product offerings consist of actuators, sensors, switches and connectors, driver information systems, camera-based vision systems, connectivity and compliance products, electronic control units, vehicle tracking devices and monitoring services, vehicle security alarms and convenience accessories, in-vehicle audio and infotainment devices and telematics solutions. We supply the majority of our products, predominantly on a sole-source basis, to many of the world’s leading automotive and commercial vehicle original equipment manufacturers (“OEMs”) and select non-vehicle OEMs, as well as certain automotive and commercial vehicle Tier 1 suppliers. Our customers are increasingly utilizing electronic technology to comply with more stringent regulations (particularly emissions and safety) and to meet end-user demand for improved vehicle performance and greater convenience. As a result of this trend, per-vehicle electronic content has been increasing. Our technology and our partnership-oriented approach to product design and development enables us to develop next-generation products and systems for this trend.

Beginning with the divestiture of our wiring business in 2014, we accelerated a shift in our product portfolio towards smart products, or those products which contain embedded electronics or logic. While the wiring business was our largest single business, based on revenues and employees, and the business that the Company was founded on, it was largely a commodity that did not provide a technology platform to drive our expected future growth. In addition to the divestiture of the wiring business, we deployed capital in 2017 to make strategic investments including the acquisition of Orlaco, our partner on the development of MirrorEye, our camera-based vision system, and the acquisition of 100 percent of our Stoneridge Brazil business. In 2019, the Company sold the Control Devices Non-core Products business to further align with our strategic plan. These activities have acted as a catalyst for the advancement of our smart product portfolio, increasing our smart content from just over 50 percent of our sales in 2014 to almost 73% of our sales in 2020. Our product portfolio shift focuses on the megatrends driving the transportation industry.

In January 2019, the Company committed to a restructuring plan that resulted in the closure of the Canton, Massachusetts facility (“Canton Facility”) as of March 31, 2020 and the consolidation of manufacturing operations at that site into other Company locations (“Canton Restructuring”). The costs for the Canton Restructuring included employee severance and termination costs, contract termination costs, professional fees and other related costs such as moving and set-up costs for equipment and costs to restore the engineering function previously located at the Canton Facility.  We recognized $3.0 million and $12.5 million of expense as a result of these actions during the years ended December 31, 2020 and 2019, respectively. During the third quarter of 2020, we leased the Canton facility to a third party and are evaluating the sale of the facility. The Company expects additional costs to be immaterial related to the Canton Restructuring.

On April 1, 2019, the Company entered into an Asset Purchase Agreement and sold product lines and assets related to certain Control Devices non-core switches and connectors (the “Non-core Products”). The Non-core Products were manufactured in Juarez, Mexico and Canton, Massachusetts, and include ball switches, ignition switches, rotary switches, courtesy lamps, toggle switches, headlamp switches and other related components. See Note 2 to the consolidated financial statement for additional details regarding the disposal of Non-core Products.

On May 19, 2020, the Company committed to the strategic exit of its Control Devices particulate matter (“PM”) sensor product line (“PM Sensor Exit”). The decision to exit the PM sensor product line was made after the consideration of the decline in the market outlook for diesel passenger vehicles, the current and expected profitability of the product line and the Company’s strategic focus on aligning resources with the greatest opportunities. The estimated costs for the PM Sensor Exit include employee severance and termination costs, contract termination costs, professional fees and other related costs such as potential commercial and supplier settlements. Non-cash charges include impairment of fixed assets and accelerated depreciation associated with PM sensor production. We recognized $3.4 million of expense as a result of this initiative during the year ended December 31, 2020. The estimated range of additional cost of the plan to exit the PM sensor product line, that will impact the Control Devices segment, is approximately $2.8 million and $6.3 million and is related to employee severance and termination costs, contract terminations costs, other related costs such as potential commercial and supplier settlements and accelerated depreciation. The Company expects the exit from the PM sensor product line to be completed in the fourth quarter of 2021.

We have positioned each of our segments for continued long-term success. Our Control Devices segment is increasingly well positioned with a focus on continued development and commercialization of actuation and electrified powertrain applications that will drive future growth for the segment. Our Electronics segment is expected drive strong revenue growth through previously awarded new program launches including our first two launches for our MirrorEye® camera-based vision system in the OEM market, as well as our continued investment in current and future technologies. Our Stoneridge Brazil segment continues to integrate into our global Electronics strategy as we leverage our global engineering footprint and prepare for continued expansion of our local OEM presence. Overall, we will continue to focus our resources on the areas of largest opportunity for the Company and drive long-term value creation for our shareholders.

Segments and Products

We conduct our business in three reportable business segments which are the same as our operating segments: Control Devices, Electronics and Stoneridge Brazil.

Control Devices. Our Control Devices segment designs and manufactures products that monitor, measure or activate specific functions within a vehicle. This segment includes product lines such as actuators, sensors, switches and connectors. Actuator products enable OEMs to deploy power functions in a vehicle and can be designed to integrate switching and control functions including our park lock and shift by wire products. Sensor products are employed in major vehicle systems such as the emissions, safety, powertrain, braking, climate control, steering and suspension systems. Switches and connectors transmit signals that activate specific functions. Our switch and connector technology is principally used in two capacities, user-activated and hidden. User-activated switches are used by a vehicle’s operator or passengers to manually activate in-vehicle accessories. Hidden switches are not typically visible to vehicle operators or passengers and are engaged to activate or deactivate selected functions as part of normal vehicle operations. We sell these products principally to the automotive market. To a lesser extent, we also sell these products to the commercial vehicle and agricultural markets.

Electronics. Our Electronics segment designs and manufactures driver information systems, camera-based vision systems, connectivity and compliance products and electronic control units. Driver information systems and connectivity and compliance products collect, store and display vehicle information such as speed, pressure, maintenance data, trip information, operator performance, temperature, distance traveled and driver messages related to vehicle performance. Camera-based vision products provide enhanced vehicle visibility to drivers. Electronic control units regulate, coordinate, monitor and direct the operation of the electrical system within a vehicle. These products are sold principally to the commercial vehicle market through both the OEM and aftermarket channels. In addition, camera-based vision systems are sold to the off-highway and commercial vehicle markets.

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

The following table sets forth for the periods indicated, the percentage of net sales derived from our principal end markets:

Year ended December 31	2020	2019	2018
Automotive	49%	41%	41%
Commercial vehicle	30	33	33
Off-highway and other	14	18	17
Aftermarket distributors, mass merchandisers and monitoring services	7	8	9

For further information related to our reportable segments and financial information about geographic areas, see Note 14 to the consolidated financial statements.

Production Materials

The principal production materials used in the Company’s manufacturing process are molded plastic components and resins, copper, steel, precious metals and certain electrical components such as printed circuit boards, semiconductors, microprocessors, memory devices, resistors, capacitors, fuses, relays, infotainment devices and cameras. We purchase production materials pursuant to both annual contract and spot purchasing methods. Such materials are available from multiple sources, but we generally establish collaborative relationships with a qualified supplier for each of our key production materials in order to lower costs and enhance service and quality. As global demand for our production materials increases, we may have difficulties obtaining adequate production materials from our suppliers to satisfy our customers. Refer to the Risk Factors for risks related to the current supply chain disruption related to semiconductors and other production materials. Any extended period of time for which we cannot obtain adequate production material or which we experience an increase in the price of production material would materially affect our results of operations and financial condition.

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

Backlog

The Company typically enters into customer agreements at the beginning of a vehicle life cycle with the intent to fulfill customer-purchasing requirements for the entire vehicle production life cycle. The vehicle life cycle usually includes the two to four year pre-production period and production for a term covering the life of such vehicle model or platform, generally between three to seven years, although there is no guarantee that this will occur. Our customers make no firm commitments regarding volume and may terminate these agreements or orders at any time. The Company’s estimated sourced future sales may also be impacted by various assumptions, including new program vehicle production levels, customer price reductions, foreign currency exchange rates and program launch timing. The Company’s customer agreements may be terminated by customers at any time and, accordingly, estimated sourced future sales information does not represent firm orders or firm commitments. The Company defines backlog as the estimated cumulative awarded sales for the next five years (or “estimated sourced future sales”). The Company’s estimated sourced future sales were $3.0 billion as of December 31, 2020, compared to $3.2 billion as of December 31, 2019. Sales related to the disposal of the Control Devices Non-core Products business are excluded from our estimated sourced future sales as of December 31, 2019. There were no sales related to the disposal of the Control Devices Non-core Products business for the year ended December 31, 2020. Due to the planned exit of the Control Devices particulate matter (“PM”) sensor products business, related sales are excluded from our estimated sourced future sales as of December 31, 2020.

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

Control Devices. Our primary competitors include Aisin Seiki, Dana Incorporated, EFI Automotive, Erich Jaeger, ETO: Gruppe, Ficosa Corporation, Futronic, GHSP, Johnson Electric, Kongsberg Automotive, Korea Fuel Tech Corporation (KFTC), Mitsubishi Electronics (MELCO), Nidec, Sensata and Sonceboz.

Electronics. Our primary competitors include Actia Group, Aptiv, Bosch, Continental, Delphi Technologies, Hella KGaA Hueck & Co., Magneti Marelli, Mekra Lang, Valeo, Visteon and ZF Frierichshafen.

Stoneridge Brazil. Our primary competitors include Autotrac, Bosch, CalAmp, Car System, Continental, Harman Automotive, Hinor, Ituran, Magneti Marelli, Maxtrack, Onix, Pioneer Corporation, Quelink, Sascar, Suntech, Taramps, Tury and Visteon.

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

While our engineering and product development departments are organized by market, our segments interact and collaborate on new products. The product development operations are complimented by technology groups in Barneveld, Netherlands; Campinas, Brazil; Juarez, Mexico; Lexington, Ohio; Novi, Michigan; Pune, India, Stockholm, Sweden and Suzhou, China.

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

Human Capital Management

As of December 31, 2020, Stoneridge employed approximately 4,800 full time and temporary employees in 13 countries, with about 84% located outside of the United States. Although we have no collective bargaining agreements covering U.S. employees, a significant number of employees located in Brazil, China, Estonia, Mexico, Netherlands, Sweden and the United Kingdom either (i) are represented by a union and are covered by a collective bargaining agreement, or (ii) are covered by a works council or other employment arrangements required by law. We work to ensure positive relations with our employees.

We strive to create a work environment that enhances employee engagement, fosters productivity, and is aligned with our values of Integrity, Accountability, Teamwork, Adaptability, Customer Orientation, and Social Responsibility. We know that our success is dependent on our employees’ engagement, performance, skills, and development. To that end, we have established talent management programs at Stoneridge, which include but are not limited to the following:

●	Periodic global employee engagement surveys and subsequent action planning
●	Regular talent reviews for employee development and succession planning
●	Feedback and coaching to ensure performance is aligned with our goals and strategic direction
●	Delivery of Code of Conduct and global policy training
●	New employee orientation with globally consistent and locally flexible messaging
●	Frequent global “townhall” meetings and other communications
●	Employee wellness programs
●	Opportunities for community and charitable involvement (reduced in 2020 due to COVID-19 pandemic)
●	Employee mentoring program

●	Internship programs

When we hire new employees, we focus not just on the skills required for current positions, but the ever-changing complex skills and competencies that will be required as we move forward on our path to being the mobility industry’s integrated technology partner. We seek diverse sources for candidates and we offer wages and benefits that are competitive in the markets where employees are located.

We believe a diverse workforce and an inclusive work environment is required for us to achieve our full potential as an organization. We further recognize the importance of having a strong Diversity, Equity & Inclusion (“DEI”) strategy. In 2020, we embarked on an initiative to reassess our DEI strategy, identify gaps between our ideal and current states, and develop goals and actions to realize measurable improvement. We look forward to continuing this work in 2021.

It is always a top priority, but in 2020 employee health and safety was of paramount importance due to the COVID-19 global pandemic. Where feasible, employees began working from home in March 2020 through the remainder of the year and into early 2021. For jobs that could not be done remotely, extensive safety measures were implemented, including temperature and health screenings, distanced workstations, plexiglass barriers, enhanced cleaning and disinfection protocols, required face coverings, contact tracing when needed, published Safe Workplace Guidelines, and employee training. Our safety measures are aligned with the recommendations of US and global health organizations, and have continued into 2021.

The Human Resources function at Stoneridge is an active and visible partner to the business at all levels. Our Chief Human Resources Officer reports directly to the Chief Executive Officer and interacts frequently with the Company’s Board of Directors. In 2021, our Human Capital focus will continue to be on employee engagement, employee and leadership development, communications, and employee health and safety.

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

Information About Our Executive Officers

Each executive officer of the Company serves the Board of Directors at its pleasure. The Board of Directors appoints corporate officers annually. The following table sets forth the names, ages, and positions of the executive officers of the Company:

Name	Age	Position
Jonathan B. DeGaynor	54	President, Chief Executive Officer and Director
Robert R. Krakowiak	50	Executive Vice President, Chief Financial Officer and Treasurer
Susan Benedict	54	Chief Human Resources Officer and Assistant General Counsel
Laurent Borne	46	President of the Electronics Division and Chief Technology Officer
Thomas M. Dono, Jr.	48	Chief Legal Officer and Secretary
Caetano R. Ferraiolo	53	President of the PST Electronics Division
Robert J. Hartman Jr.	54	Chief Accounting Officer
Kevin Heigel	61	Vice President of Operations
Daniel M. Kusiak	51	Chief Procurement Officer
James Zizelman	60	President of the Control Devices Division

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

James Zizelman, President of the Control Devices Division. Mr. Zizelman was appointed to President of the Control Devices Division in April 2020. Until his employment with the Company, Mr. Zizelman served as the Vice President of Engineering and Program Management for Aptiv from December 2017 to March 2019. Prior to that, Mr. Zizelman was employed at Delphi for more than 20 years, where he was last a Vice President of Engineering from 2016.

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

Item 1A. Risk Factors.

Risks Related to the Coronavirus (COVID-19) Pandemic

Pandemics or disease outbreaks, such as COVID-19, have disrupted, and may continue to disrupt our business, which could adversely affect our results of operation and financial condition.

Pandemics or disease outbreaks, such as COVID-19, have disrupted, and may continue to disrupt, the global economy. In late 2019, a novel strain of the coronavirus (COVID-19) was reported to have been detected in Wuhan, China and on March 11, 2020 it was declared by the World Health Organization to be a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupting the financial markets and increasing volatility, and has impeded global supply chains, restricted manufacturing operations and resulted in significantly reduced economic activity and higher unemployment rates. It has disrupted, and may continue to disrupt for an indefinite period of time, the global vehicle industry and customer sales, production volumes and purchases of automotive, commercial, off-highway, motorcycle and agricultural vehicles by end-consumers. International, federal, state and local public health and governmental authorities have taken and may continue to take actions to contain the outbreak and spread of COVID-19 throughout most regions of the world, including travel bans, quarantines, "work-from-home" orders and similar mandates that have caused many businesses to modify normal operations. During 2020 we took actions to enhance our financial flexibility and minimize the impact on our business, such as the ramping down of certain production facilities in response to customer plant closures and changes in vehicle production schedules, imposing certain travel restrictions, obtaining a waiver on our existing 2019 Credit Facility through June 2021 and actively managing costs, capital spending and working capital to further strengthen our liquidity. Despite these measures, the ultimate impact to our business continues to remain highly uncertain and we have experienced, and may continue to experience, delays in the production and distribution of our products, supply chain disruptions impacting the availability of production materials and the loss or delay of customers’ sales.

COVID-19 continues to spread in most regions of the world and the extent to which our financial performance will be adversely affected will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, the effectiveness of actions to contain the virus or treat its impact and how quickly and to what extent normal economic and operating conditions can resume. Our business may also be affected by the ultimate impacts of the pandemic on economic activity and whether recessionary conditions will persist or reoccur, consumer demand and vehicle production schedules and the ability of our supply chain to deliver in a timely and cost-effective manner. In addition, if a significant portion of our workforce or our customers’ workforce are affected by COVID-19, either directly or due to government closures or otherwise, associated work stoppages or facility closures could halt or further delay production in our facilities, including our manufacturing facilities in Juarez, Mexico and Manaus, Brazil which are currently producing at limited capacity due to governmental decrees. Our full year 2020 results of operations and financial condition were adversely affected by COVID-19, and the full extent of the effect of COVID-19 on our customers, our supply chain and our business, in either scope or duration, cannot be assessed at this time.

Uncertain Economic and Market Conditions

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

In 2020, approximately 93% of our net sales were derived from automotive, commercial, off-highway, motorcycle and agricultural vehicle markets while approximately 7% were derived from aftermarket distributors, mass merchandisers and monitoring services markets.

Due to the overall global economic conditions in 2020, largely as a result of COVID-19 pandemic, the automotive, commercial, off-highway, motorcycle and agricultural vehicle markets experienced a decline in global customer sales and production volumes. As a result, we have experienced and may continue to experience reductions in orders from our customers in certain regions. An economic downturn or other adverse industry conditions that result in a decline in automotive, commercial, off-highway, motorcycle or agricultural vehicle production, or a material decline in market share by our significant customers, could adversely affect our results of operations and financial condition.

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

We are dependent on several principal customers for a significant percentage of our net sales. In 2020, our top five customers were Ford Motor Company, Volvo, American Axle, Daimler and FCA Group which comprised 11%, 8%, 6%, 5% and 5% of our net sales, respectively. In 2020, our top ten customers accounted for 56% of our net sales. The loss of any significant portion of our sales to these customers would have a material adverse effect on our results of operations and financial condition. In addition, we have significant receivable balances related to these customers and other major customers that would be at risk in the event of their bankruptcy.

The Company’s estimated sourced future sales from awarded programs may not be realized.

The Company typically enters into customer agreements at the beginning of a vehicle life cycle with the intent to fulfill customer-purchasing requirements for the entire vehicle production life cycle. The vehicle life cycle typically included the two to four year pre-production period and production for a term covering the life of such vehicle model or platform, generally between three to seven years, although there is no guarantee that this will occur. The Company’s customers make no firm commitments regarding volume and may terminate these agreements or orders at any time. Therefore, these arrangements do not represent firm orders. The Company’s estimated sourced future sales from awarded programs, also referred to as backlog, is the estimated remaining cumulative awarded life-of-program sales for up to a five year period. Several factors may change forecasted revenue from awarded programs; namely, new business wins, vehicle production volume changes, customer price reductions, foreign currency exchange rates, component take rates by customers and short cycled or cancelled models or platforms.

We must implement and sustain a competitive technological advantage in producing our products to compete effectively.

Our products are subject to changing technology, which could place us at a competitive disadvantage relative to alternative products introduced by competitors. Our success will depend on our ability to continue to meet customers’ changing specifications with respect to technological innovation, price, quality, performance, service and delivery by implementing and sustaining competitive technological advances. Our business may, therefore, require significant recurring additional capital expenditures and investment in product development, manufacturing and management information systems. We cannot assure that we will be able to achieve technological advances or introduce new products that may be necessary to remain competitive. Our inability to continuously improve existing products, to develop new products and to achieve technological advances could have a material adverse effect on our business, financial condition or results of operations.

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

Financial Risks

We have foreign currency translation and transaction risks that may materially adversely affect our operating results, financial condition and liquidity.

The financial position and results of operations of our international subsidiaries are initially recorded in various foreign currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our consolidated financial statements. The strengthening of the U.S. dollar against these foreign currencies ordinarily has a negative effect on our reported sales and operating margin (and conversely, the weakening of the U.S. dollar against these foreign currencies has a positive impact). The volatility of currency exchange rates may materially adversely affect our business, financial condition or results of operations.

Our debt obligations could limit our flexibility in managing our business and expose us to risks.

As of December 31, 2020, there was $136.0 million in borrowings outstanding on our revolving credit facility, as amended, (the “2019 Credit Facility”). In addition, we are permitted under our 2019 Credit Facility to incur additional debt, subject to specified limitations. Our leverage and the terms of our indebtedness may have important consequences including the following:

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

During 2020 we amended the 2019 Credit Facility. As amended the 2019 Credit Facility provides for certain covenant relief restrictions during the Covenant Relief Period (the period ending on the date that the Company delivers a compliance certificate for the quarter ending June 30, 2021 in form and substance satisfactory to the administrative agent). During the Covenant Relief Period:

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

Following the Covenant Relief Period, the agreement governing our 2019 Credit Facility requires us to maintain a maximum leverage ratio of 3.50 to 1.00, and a minimum interest coverage ratio of 3.50 to 1.00 and places a maximum annual limit on capital expenditures. Our ability to comply with these covenants as well as the negative covenants under the terms of our indebtedness, may be affected by events beyond our control.

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

Risks Related to Products, Pricing and Supply

We are dependent on the availability and price of raw materials and other supplies.

We require substantial amounts of raw materials and other supplies, and substantially all such materials we require are purchased from outside sources. The availability and prices of raw materials and other supplies may be subject to curtailment or change due to, among other things, new laws or regulations, suppliers’ allocations to other purchasers and interruptions in production by suppliers, weather emergencies, natural disasters, commercial disputes, acts of terrorism or war, changes in exchange rates and worldwide price levels. If demand for raw materials we require increases, we may have difficulties obtaining adequate raw materials and other supplies from our suppliers to satisfy our customers. Currently, and at times in the past, we have experienced difficulty obtaining adequate supplies of semiconductors and memory chips. In addition, there have been challenges at times in obtaining timely supply of nylon and resins for our Control Devices segment and audio component parts for our Stoneridge Brazil segment. If we cannot obtain adequate raw materials and other supplies, or if we experience an increase in the price of raw materials and other supplies, our business, financial condition or results of operations could be materially adversely affected.

The adverse impacts of the COVID-19 pandemic led to a significant vehicle production slowdown in the first half of 2020, which was followed by increased consumer demand and vehicle production schedules in the second half of 2020. This surge in demand led to a worldwide semiconductor supply shortage at the end of 2020 and into early 2021, as semiconductor suppliers have been unable to rapidly reallocate production lines to serve the transportation industry. In addition, we have experienced longer lead-times, higher costs and delays in procuring other component parts and raw materials. As a result, we are currently experiencing supply chain disruptions. We are assessing the potential supply chain impacts, which may directly or indirectly impact various suppliers, and correspondingly, OEM production. We are working closely with our suppliers and customers to minimize any potential adverse impacts, and we continue to closely monitor the availability of semiconductor microchips and other component parts and raw materials, customer vehicle production schedules and any other supply chain inefficiencies that may arise, due to this or any other issue. However, any direct or indirect supply chain disruptions may have an adverse impact on our financial condition, results of operations or cash flows.

The prices that we can charge our customers are typically predetermined and we bear the risk of costs in excess of our estimates, in addition to the risk of adverse effects resulting from general customer demands for cost reductions and quality improvements.

Our supply agreements with our customers typically require us to provide our products at predetermined prices. In some cases, these prices decline over the course of the contract and may require us to meet certain productivity and cost reduction targets. In addition, our customers may require us to share productivity savings in excess of our cost reduction targets. The costs that we incur in fulfilling these contracts may vary substantially from our initial estimates. Unanticipated cost increases or the inability to meet certain cost reduction targets may occur as a result of several factors, including increases in the costs of labor, components or materials. In some cases, we are permitted to pass on to our customers the cost increases associated with specific materials. However, cost overruns that we cannot pass on to our customers could adversely affect our business, financial condition or results of operations.

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

If certain of our existing production facilities become incapable of manufacturing products for any reason, we may be unable to meet production requirements, we may lose revenue and we may not be able to maintain our relationships with our customers. Without operation of certain existing production facilities, we may be limited in our ability to deliver products until we restore the manufacturing capability at the particular facility, find an alternative manufacturing facility or arrange an alternative source of supply. We carry business interruption insurance to cover lost revenue and profits in an amount we consider adequate, however, this insurance does not cover all possible situations and may be insufficient. Also, our business interruption insurance would not compensate us for the loss of opportunity and potential adverse impact on relations with our existing customers resulting from our inability to produce products for them.

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

Geopolitical Uncertainties

We are subject to risks related to our international operations.

Approximately 49% of our net sales in 2020 were derived from sales outside of North America. At December 31, 2020, significant concentrations of net assets outside of North America included $221.3 million in Europe and Other and $30.3 million in South America. Non-current assets outside of North America accounted for approximately 62% of our non-current assets as of December 31, 2020. International sales and operations are subject to significant risks, including, among others:

●	political and economic instability;
●	restrictive trade policies;
●	economic conditions in local markets;
●	currency exchange rates and controls;
●	labor unrest;
●	difficulty in obtaining distribution support and potentially adverse tax consequences; and
●	the imposition of product tariffs and the burden of complying with a wide variety of international and U.S. export laws.

We operate our business on a global basis and policy changes affecting international trade could adversely impact the demand for our products and our competitive position.

We manufacture, sell and service products globally and rely upon a global supply chain to deliver the raw materials, components, systems and parts that we need to manufacture and service our products. Changes in government policies on foreign trade and investment can affect the demand for our products and services, cause non-U.S. customers to shift preferences toward domestically manufactured or branded products and impact the competitive position of our products or prevent us from being able to sell products in certain countries. Our business benefits from free trade agreements, such as the new United States-Mexico-Canada Agreement and the U.S. trade relationship with China and Brazil and efforts to withdraw from, or substantially modify such agreements or arrangements, in addition to the implementation of more restrictive trade policies, such as more detailed inspections, higher tariffs import or export licensing requirements, exchange controls or new barriers to entry, could adversely impact our production costs, customer demand and our relationships with customers and suppliers. Any of these consequences could have a material adverse effect on our business, financial condition or results of operations.

Strategic Performance Risks

Our inability to effectively manage the timing, quality and costs of new program launches could adversely affect our financial performance.

In connection with the award of new business, we obligate ourselves to deliver new products and services that are subject to our customers’ timing, performance and quality standards. Additionally, as a Tier 1 supplier, we must effectively coordinate the activities of numerous suppliers in order for the program launches of our products to be successful. Given the complexity of new program launches, we may experience difficulties managing product quality, timeliness and associated costs. In addition, new program launches require a significant ramp-up of costs; however, our sales related to these new programs generally are dependent upon the timing and success of our customers’ introduction of new vehicles. Our inability to effectively manage the timing, quality and costs of these new program launches could adversely affect our business, financial condition or results of operations.

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

Product Liability Risks

Increased or unexpected product warranty claims could adversely affect us.

We typically provide our customers a warranty covering workmanship, and in some cases materials, on products we manufacture. Our warranty generally provides that products will be free from defects and adhere to customer specifications. If a product fails to comply with the warranty, we may be obligated or compelled, at our expense, to correct any defect by repairing or replacing the defective product. Our customers are increasingly seeking to hold suppliers responsible for product warranties, which could negatively impact our exposure to these costs. We maintain warranty reserves in an amount based on historical trends of units sold and costs incurred, combined with our current understanding of the status of existing claims. To estimate the warranty reserves, we must forecast the resolution of existing claims, as well as expected future claims on products previously sold. The costs of claims estimated to be due and payable could differ materially from what we may ultimately be required to pay. An increase in the rate of warranty claims or the occurrence of unexpected warranty claims could have a material adverse effect on our customer relations, our business, financial condition or results of operations.

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

Intellectual Property Risks

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

We cannot be certain that we have rights to all intellectual property currently used in the conduct of our businesses or that we have complied with the terms of agreements by which we acquire such rights, which could expose us to infringement, misappropriation or other claims alleging violations of third party intellectual property rights. Third parties have asserted and may assert or prosecute infringement claims against us in connection with the services and products that we offer, and we may or may not be able to successfully defend these claims. Litigation, either to enforce our intellectual property rights or to defend against claims regarding intellectual property rights of others, could result in substantial costs and a diversion of our resources. Any such claims and resulting litigation could require us to enter into licensing agreements (if available on acceptable terms or at all), pay damages and cease making or selling certain products and could result in a loss of our intellectual property protection. Moreover, in such a situation, we may need to redesign some of our products to avoid future infringement liability. We also may be required to indemnify customers or other third parties at significant expense in connection with such claims and actions. Recently, the Company has seen an increase in customer requests for indemnification in connection with third party patent claims related to connectivity-enabled products. These claims are being made by patent-holders seeking royalties and who may enter into litigation based on patent infringement allegations. The Company has taken actions to mitigate this risk from new programs, however, significant indemnification claims related to these products could have a material adverse effect on our business, financial condition or results of operations.

Information Technology and Cybersecurity Risks

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

We rely on information technology systems to process, transmit and store electronic information and manage and operate our business. Despite the implementation of security measures, our IT networks and systems are at risk to damages from computer viruses, unauthorized access, cyber-attack and other similar disruptions. A breach in security could expose us and our customers and suppliers to risks of misuse of confidential information, manipulation and destruction of data, production downtimes and operations disruptions, which in turn could adversely affect our reputation, competitive position, business or results of operations. While we have taken steps to protect the Company from cybersecurity risks and security breaches (including enhancing our firewall, workstation, email security and network monitoring and alerting capabilities, and training employees around phishing, malware and other cybersecurity risks), and we have policies and procedures to prevent or limit the impact of systems failures, interruptions, and security breaches, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. Although we rely on commonly used security and processing systems to provide the security and authentication necessary to effect the secure transmission of data, these precautions may not protect our systems from all potential compromises or breaches of security. We may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

Privacy and security concerns relating to the Company’s current or future products and services could damage its reputation and deter current and potential users from using them.

We may gain access to sensitive, confidential or personal data or information that is subject to privacy and security laws, regulations and customer-imposed controls. Concerns about our practices with regard to the collection, use, disclosure, or security of personal information or other privacy related matters, even if unfounded, could damage our reputation and adversely affect our business, our financial condition or operating results. Furthermore, regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning cybersecurity and data protection. In addition, the interpretation and application of consumer and data protection laws in the U.S., Europe and elsewhere are often uncertain and in flux. Complying with these various laws could cause the Company to incur substantial costs.

Environmental, Climate and Weather Risks

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

At December 31, 2020, the Company and its joint venture owned or leased ten manufacturing facilities, which together contain approximately 1.1 million square feet of manufacturing space. Of these manufacturing facilities, four are used by our Control Devices reportable segment, five are used by our Electronics reportable segment, one is used by our Stoneridge Brazil reportable segment and three are used by our joint venture, MSIL. The following table provides information regarding our facilities:

	Owned/		Square
Location	Leased	Use	Footage
Control Devices
Lexington, Ohio	Owned	Manufacturing/Engineering	219,612
Juarez, Mexico (A)	Owned	Manufacturing/Engineering	235,035
Suzhou, China (A)	Leased	Manufacturing/Engineering/Sales Office	145,033
Canton, Massachusetts(B)	Owned	Leased to Third Party	132,560
El Paso, Texas (A)	Leased	Warehouse	57,000
Lexington, Ohio	Leased	Warehouse	15,000
Novi, Michigan	Leased	Engineering	6,398
Lexington, Ohio	Leased	Warehouse	2,700

Electronics
Tallinn, Estonia (C)	Leased	Manufacturing/Engineering	85,911
Orebro, Sweden	Leased	Manufacturing	77,472
Barneveld, Netherlands	Owned	Manufacturing/Engineering	62,700
Stockholm, Sweden	Leased	Engineering/Division Office	41,248
Jasper, Georgia	Leased	Sales Office/Warehouse	12,250
Bayonne, France	Leased	Sales Office/Warehouse	9,655
Dundee, Scotland	Leased	Sales Office/Engineering	4,683
Ottobrunn, Germany	Leased	Sales Office	1,119

Stoneridge Brazil
Manaus, Brazil	Owned	Manufacturing	102,247
Campinas, Brazil	Owned	Engineering/Division Office	45,467
Campinas, Brazil	Leased	Sales Office	9,246
Buenos Aires, Argentina	Leased	Sales Office	2,906
Serra, Brazil	Leased	Sales Office	172

Corporate and Other
Novi, Michigan (C)	Leased	Headquarters/Division Office	37,713
Stuttgart, Germany	Leased	Sales Office/Engineering	2,000

Joint Venture
Pune, India	Owned	Manufacturing/Engineering/Sales Office	86,817
Pune, India	Leased	Manufacturing/Engineering	71,000
Chennai, India	Leased	Manufacturing	25,844
(A)	This facility is also used in the Electronics reportable segment.
(B)	This facility was closed in March 31, 2020 as a result of a restructuring plan and the consolidation of operations at this site into other Company locations. Refer to Notes 7 and 13 to the consolidated financial statements.
(C)	This facility is also used in the Control Devices reportable segment.

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

Item 4. Mine Safety Disclosure.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our shares are listed on the New York Stock Exchange (“NYSE”) under the symbol “SRI.” As of February 19, 2021, we had 27,005,257 Common Shares, without par value, outstanding which were owned by approximately 160 shareholders of record. This does not include persons whose stock is in nominee or “street name” accounts held by banks, brokers and other nominees.

The following table presents information with respect to repurchases of Common Shares made by us during the three months ended December 31, 2020. There were no Common Shares delivered to us by employees as payment for withholding taxes due upon vesting of performance share awards and share unit awards during the three months ended December 31, 2020.

			Total number of	Maximum number
			shares purchased as	of shares that may
			part of publicly	yet be purchased
	Total number of	Average price	announced plans	under the plans
Period	shares purchased	paid per share	or programs	or programs
10/1/20-10/31/20	-	$-	N/A	N/A
11/1/20-11/30/20	-	-	N/A	N/A
12/1/20-12/31/20	-	-	N/A	N/A
Total	-

Other than the repurchase of Common Shares in March 2020 and May 2019 and the repurchase of Common Shares of 80,427 and 136,644, respectively, to satisfy employee tax withholdings associated with the delivery of Common Shares earned by employees pursuant to equity-base awards under the Company’s Long-Term Incentive Plan there were no other repurchases of Common Shares made by us during the years ended December 31, 2020 or 2019. Refer to Note 2 of the consolidated financial statements for additional details regarding Common Share repurchases.

For information on “Related Stockholder Matters” required by Item 201(d) of Regulation S-K, refer to Item 12 of this report.

Performance Graph

Set forth below is a line graph comparing the cumulative total return of a hypothetical investment in our Common Shares with the cumulative total return of hypothetical investments in the Morningstar Auto Parts Industry Group Index and the NYSE Composite Index based on the respective market price of each investment as of December 31, 2015, 2016, 2017, 2018, 2019 and 2020 assuming in each case an initial investment of $100 on December 31, 2015, and reinvestment of dividends.

	2015	2016	2017	2018	2019	2020
Stoneridge, Inc.	$100	$120	$154	$167	$198	$204
Morningstar Auto Parts Index	$100	$105	$133	$93	$115	$147
NYSE Composite Index	$100	$112	$133	$122	$153	$164

Item 6. Selected Financial Data.

The following table sets forth selected historical financial data and should be read in conjunction with the consolidated financial statements and notes related thereto and other financial information included elsewhere herein. The selected historical data was derived from our consolidated financial statements.

Year ended December 31, (in thousands, except per share data)	2020	2019 (A)	2018	2017	2016

Statement of Operations Data:
Net sales:
Control Devices	$342,576	$431,560	$441,297	$447,528	$408,132
Electronics (B)	257,767	335,195	344,727	282,383	205,256
Stoneridge Brazil	47,663	67,534	80,175	94,533	82,589
Total net sales	$648,006	$834,289	$866,199	$824,444	$695,977

Gross profit	$154,196	$213,733	$256,631	$248,140	$195,439

Operating (loss) income:
Control Devices	$22,072	$73,327	$64,191	$72,555	$61,815
Electronics (B)	(3,672)	25,006	28,236	18,119	14,798
Stoneridge Brazil	3,766	6,539	4,989	2,661	(3,462)
Unallocated Corporate (F)	(29,830)	(33,591)	(30,412)	(35,965)	(29,069)
Total operating (loss) income	$(7,664)	$71,281	$67,004	$57,370	$44,082

Equity in earnings of investees	$1,536	$1,578	$2,038	$1,636	$1,233

(Loss) income before income taxes from continuing operations (B)	$(10,724)	$68,393	$65,058	$52,582	$39,185

Net (loss) income (B) (C) (D) (E)	(7,950)	60,291	53,848	45,049	75,574

Net loss attributable to noncontrolling interest (E)	-	-	-	(130)	(1,887)

Net (loss) income attributable to Stoneridge, Inc. (B) (C) (D) (E)	$(7,950)	$60,291	$53,848	$45,179	$77,461

Basic (loss) earnings per share attributable to Stoneridge, Inc.	$(0.29)	$2.17	$1.90	$1.61	$2.79
Diluted (loss) earnings per share attributable to Stoneridge, Inc.	$(0.29)	$2.13	$1.85	$1.57	$2.74

Other Continuing Operations Data:
Design and development	$49,386	$52,198	$51,074	$48,877	$40,212
Capital expenditures	$27,660	$35,824	$29,027	$32,170	$24,476
Depreciation and amortization (G)	$33,236	$30,859	$29,191	$27,930	$23,258

Balance Sheet Data (as of December 31):
Working capital	$188,616	$192,670	$172,870	$167,245	$128,184
Total assets	$621,408	$602,209	$559,519	$559,037	$394,529
Long-term debt, net of current portion	$136,000	$126,454	$96,983	$124,852	$75,060
Shareholders' equity	$296,634	$289,904	$283,266	$244,072	$192,077
(A)	The amounts for 2019 include the effect of the disposal of Non-core Products which is disclosed in Note 2 to the Company’s consolidated financial statements. The Company recognized a gain on disposal of Non-core Products, net of $33,599 which is included within our Control Devices segment.
(B)	The amounts for 2020, 2019, 2018 and 2017 include the Orlaco business as of the acquisition date which is included within our Electronics operating segment and is disclosed in Note 2 to the Company’s consolidated financial statements.
(C)	The amounts for 2017 include the impact of the Tax Legislation, a net tax benefit of $(9,062), consisting of an increase in tax expense of $6,207 due to the one-time deemed repatriation tax, offset by the favorable impact of the reduced tax rate on the Company’s net deferred tax liabilities and other deferred tax adjustments of $(15,269) related to certain earnings included in the one-time transition tax.
(D)	The Company recorded a release of a valuation allowance associated with its U.S. federal, certain state and foreign deferred tax assets of $48.5 million for the year ended December 31, 2016.
(E)	The Company recorded a full valuation allowance on Stoneridge Brazil’s net deferred tax assets of $1,237 for the year ended December 31, 2016 of which $322 was attributable to noncontrolling interest.
(F)	Unallocated corporate expenses include, among other items, accounting/finance, human resources, information technology and legal costs as well as share-based compensation.
(G)	These amounts represent depreciation and amortization on fixed and certain finite-lived intangible assets.

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

Impact of COVID-19 on Our Business

The coronavirus pandemic (“COVID-19”) has had a negative impact on the global economy in 2020, disrupting financial markets and increasing volatility, and has impeded global supply chains, restricted manufacturing operations and resulted in significantly reduced economic activity and higher unemployment rates. It has disrupted, and likely will continue to disrupt, the global vehicle industry and customer sales, production volumes and purchases of automotive, commercial, off-highway, motorcycle and agricultural vehicles by end-consumers. COVID-19 began to impact our operations in the first quarter of 2020 as government authorities imposed mandatory closures, work-from-home orders, social distancing protocols, and other restrictions. These actions materially affected our ability to adequately staff and maintain our operations and supply chain and significantly impacted our financial results in the first half of 2020. The adverse conditions caused by COVID-19 initially reduced demand for our products and increased operating costs, which resulted in lower overall margins. Similar to our customers, we instituted several changes to our manufacturing operations to reduce the spread of COVID-19 and keep our employees safe. In the second half of 2020, as a result of recovery across our global end-markets, we experienced significant sales growth compared to the second quarter 2020. Although our end-markets showed strong recovery in the second half of 2020, during the fourth quarter of 2020, certain European, North American and South American countries began to initiate new governmental restrictions in response to renewed pandemic impacts and concerns, and many of these restrictions have continued into the first quarter of 2021. As a result, COVID-19 may continue to adversely impact demand for our products, financial condition and results of operations in the near term.

The adverse impacts of the COVID-19 pandemic led to a significant vehicle production slowdown in the first half of 2020, which was followed by increased consumer demand and vehicle production schedules in the second half of 2020. This surge in demand led to a worldwide semiconductor supply shortage at the end of 2020 and into early 2021, as semiconductor suppliers have been unable to rapidly reallocate production lines to serve the transportation industry. In addition, we have experienced longer lead-times, higher costs and delays in procuring other component parts and raw materials. As a result, we are currently experiencing supply chain disruptions. We are assessing the potential supply chain impacts, which may directly or indirectly impact various suppliers, and correspondingly, OEM production. We are working closely with our suppliers and customers to minimize any potential adverse impacts, and we continue to closely monitor the availability of semiconductor microchips and other component parts and raw materials, customer vehicle production schedules and any other supply chain inefficiencies that may arise, due to this or any other issue. However, any direct or indirect supply chain disruptions may have an adverse impact on our financial condition, results of operations or cash flows.

We continue to actively manage our cash and working capital to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times. Beginning in the first quarter and into the second quarter of 2020, we undertook several actions to reduce costs and spending across our organization. This included reducing hiring activities, temporarily reducing our workforce in facilities impacted by volume reductions or shutdowns and limiting discretionary spending. Due to the adverse financial impact of COVID-19 resulting from significantly reduced production during the second quarter of 2020, we amended our existing credit facility to waive several financial covenants, including our net debt leverage compliance ratio, until the second quarter of 2021. As of December 31, 2020, our cash and cash equivalents balance was $73.9 million while undrawn commitments on our credit facility were $262.3 million.

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

Overview

The Company had net loss of $8.0 million, or $(0.29) per diluted share, for the year ended December 31, 2020.

Net income in 2020 decreased by $68.3 million, or $(2.42) per diluted share, from $60.3 million, or $2.13 per diluted share, for the year ended December 31, 2019 primarily due to the COVID-19 pandemic, the 2019 gain on disposal of Control Devices’ Non-core Products of $33.6 million, or $0.98 per diluted share, and the recovery of Brazilian indirect taxes of $6.5 million, or $0.20 per diluted share. This decrease in net income was partially offset by a favorable fair value adjustment, net for earn-out consideration of $5.5 million, or $0.20 per diluted share, at Stoneridge Brazil and a $4.3 million decrease in restructuring costs during 2020.

In 2020, our net sales decreased by $186.3 million, or 22.3%, while our operating income decreased $79.5 million.

Our Control Devices segment net sales decreased by 20.6% primarily as a result of COVID-19 and 2019 sales of $41.6 million under the contract manufacturing agreement pursuant to the disposal of the Non-core Products. Including the impact of COVID-19, Control Devices experienced decreased sales volume in our North American automotive, North American commercial vehicle, agricultural and other markets. These decreases were partially offset by increased sales volume in our European and China automotive markets. Segment gross margin decreased due to lower sales from COVID-19, the adverse impact of the disposal of Non-core Products in the second quarter of 2019 and COVID-19 related incremental operating costs for employee safety protocols. Segment operating income decreased 69.9% relative to 2019 due to the 2019 gain on disposal of Non-Core Products, lower sales primarily related to COVID-19 and impact from the disposal of Non-core Products that occurred in the second quarter of 2019.

Our Electronics segment net sales decreased by 23.1% primarily as a result of COVID-19 including a decrease in sales volume in our European, North American and China commercial vehicle markets as well as European off-highway vehicle products. These decreases were partially offset by a favorable foreign currency translation. Segment gross margin decreased primarily due to lower sales as a result of the of COVID-19 pandemic and from the adverse leverage of fixed costs and COVID-19 related incremental operating costs for employee safety protocols. Operating income for the segment decreased compared to 2019 due to lower sales as a result of COVID-19 resulting in lower gross margin. Electronics SG&A cost reductions were offset by business realignment and restructuring expenses.

Our Stoneridge Brazil segment net sales decreased by 29.4% due to unfavorable foreign currency translation and the effects of COVID-19 causing lower volumes for our aftermarket, mass retail and OES channels mostly in the second quarter of 2020. Segment gross margin was consistent with the prior year as lower sales levels were offset with favorable product mix of a greater percentage of monitoring service fees. Operating income decreased 42.4% compared to 2019 primarily from the 2019 recovery of Brazilian indirect taxes of $6.5 million, lower sales volumes and margin offset by a favorable fair value adjustment, net for earn-out consideration of $5.5 million recognized in 2020.

In 2020, SG&A expenses were favorably impacted due to lower incentive compensation costs, professional service fees and travel related expenses. Additionally, a favorable fair value adjustment, net for earn-out consideration of $5.5 million at Stoneridge Brazil offset by the 2019 recovery of Brazilian indirect taxes of $6.5 million and higher 2020 business realignment and restructuring costs of $3.1 million.

At December 31, 2020 and 2019, we had cash and cash equivalents of $73.9 million and $69.4 million, respectively. The 2020 increase in borrowings under the 2019 Credit Facility were to maintain a high level of liquidity to ensure adequate available capital across our global locations due to adverse economic conditions caused by COVID-19. At December 31, 2020 and 2019, we had $136.0 million and $126.0 million, respectively, in borrowings outstanding on the 2019 Credit Facility.

Outlook

While the Company believes that focusing on products that address industry megatrends will have a positive impact on both our top-line growth and underlying margins, beginning in the first quarter of 2020 and continuing through the fourth quarter, COVID-19 has caused worldwide adverse economic conditions and uncertainty in our served markets.

The North American automotive market is expected to increase from 13.0 million units in 2020 to 16.2 million units in 2021 as the market recovers from adverse economic conditions caused by COVID-19 in 2020. The Company expects sales volumes in our Control Devices segment to increase from 2020 based on the current 2021 production forecasts and ramp up of certain program launches, however, global supply chain shortages, such as the global semiconductor supply shortage, could potentially have an adverse impact on our sales volumes in the first half of 2021.

For 2021, we expect an increase in our Electronics’ segment sales in 2021 compared to 2020 primarily due to the increase in production volume forecasts in our European and North American commercial markets and new program launches in 2021, including the first two launches of our MirrorEye camera based vision system in OEM markets as well as the continued roll out of MirrorEye in the retrofit markets.

Our 2020 Stoneridge Brazil segment revenues declined compared to the prior year due to the adverse economic conditions caused by COVID-19 and lower volumes in our Brazilian served markets for our audio and alarm products. In January 2021, the International Monetary Fund (“IMF”) forecasted the Brazil gross domestic product to grow 3.6% in 2021 and 2.6% in 2022. We expect our served market channels to remain relatively flat based on current market conditions. Our financial performance in our Stoneridge Brazil segment is also subject to uncertainty from movements in the Brazilian Real and Argentina Peso foreign currencies.

Global transportation production has been impacted by supply chain disruptions, in the first quarter of 2021, primarily in our automotive passenger vehicle end-market. Based on the current market conditions, we expect production reductions to be limited in the first half of 2021 and expect most production to be to be made up in the second half of year due to current market demand. We do not expect a significant revenue impact in 2021, however, we do expect that increased material costs, due to material spot buys and increased expediting and premium freight costs, to have an adverse impact on gross margin, particularly in the first half of 2021.

Other Matters

A significant portion of our sales are outside of the United States. These sales are generated by our non-U.S. based operations, and therefore, movements in foreign currency exchange rates can have a significant effect on our results of operations, which are presented in U.S. dollars. A significant portion of our raw materials purchased by our Electronics and Stoneridge Brazil segments are denominated in U.S. dollars, and therefore movements in foreign currency exchange rates can also have a significant effect on our results of operations. The U.S. Dollar strengthened against the Brazilian real, Argentine peso and Mexican peso in 2020 and the Swedish krona, euro, Brazilian real and Argentine peso in 2019, unfavorably impacting our material costs and reported results. In 2020, the U.S. Dollar weakened against the Swedish krona and euro which favorably impacted our material costs and reported results.

On May 19, 2020, the Company committed to the strategic exit of its Control Devices particulate matter (“PM”) sensor product line (“PM Sensor Exit”). The decision to exit the PM sensor product line was made after the consideration of the decline in the market outlook for diesel passenger vehicles, the current and expected profitability of the product line and the Company’s strategic focus on aligning resources with the greatest opportunities. The estimated costs for the PM Sensor Exit include employee severance and termination costs, contract termination costs, professional fees and other related costs such as potential commercial and supplier settlements. Non-cash charges include impairment of fixed assets and accelerated depreciation associated with PM sensor production. We recognized $3.4 million of expense as a result of this initiative during the year ended December 31, 2020. The estimated range of additional cost of the plan to exit the PM sensor product line, that will impact the Control Devices segment, is approximately $2.8 million and $6.3 million and is related to employee severance and termination costs, contract terminations costs, other related costs such as commercial and supplier settlements and accelerated depreciation. The estimated range of additional cost increased since the third quarter of 2020 due to customer and supplier negotiations. The Company expects the exit from the PM sensor product line to be completed in the fourth quarter of 2021.

In January 2019, we committed to a restructuring plan that resulted in the closure of our Canton, Massachusetts facility (“Canton Facility”) as of March 31, 2020 and the consolidation of manufacturing operations at that site into other Company locations (“Canton Restructuring”). The costs for the Canton Restructuring included employee severance and termination costs, contract termination costs, professional fees and other related costs such as moving and set-up costs for equipment and costs to restore the engineering function previously located at the Canton Facility.  We recognized $3.0 million and $12.5 million of expense as a result of these actions during the years ended December 31, 2020 and 2019, respectively. During the third quarter of 2020, we leased the Canton facility to a third party and are evaluating the sale of the facility. We expect additional costs to be immaterial related to the Canton Restructuring.

In the fourth quarter of 2018, we undertook restructuring actions for our Electronics segment affecting our European Aftermarket business and China operations.  In the second quarter of 2020, the Company finalized plans to move its European Aftermarket sales activities in Dundee, Scotland to a new location which resulted in incurring contract termination costs as well as employee severance and termination costs. In addition, the Company announced a restructuring program to transfer the European production of its Controls product line to China. For the years ended December 31, 2020 and 2019, we recognized expense of $2.4 million and $0.6 million, respectively, as a result of these actions for related costs and non-cash fixed asset charges for accelerated depreciation. The Company expects to incur approximately $0.2 million of additional restructuring costs related to employee severance and other related costs for these actions through the second quarter of 2021.

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

We regularly evaluate the performance of our businesses and their cost structures, including personnel, and make necessary changes thereto in order to optimize our results.  We also evaluate the required skill sets of our personnel and periodically make strategic changes.  As a consequence of these actions, we incur severance related costs which we refer to as business realignment charges. On May 4, 2020, the Company began business realignment actions that resulted in the reduction of our global salaried workforce by approximately 5.0%. These actions were made to better align our resources and cost structure with our current business opportunities and market outlook as well as respond to COVID-19. One-time separation costs of $4.0 million associated with these and other realignment actions were incurred during the year ended December 31, 2020.

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

Year Ended December 31, 2020 Compared To Year Ended December 31, 2019

Consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

					Dollar
					increase /
Year ended December 31,	2020		2019		(decrease)
Net sales	$648,006	100.0%	$834,289	100.0%	$(186,283)
Costs and expenses:
Cost of goods sold	493,810	76.2	620,556	74.4	(126,746)
Selling, general and administrative	112,474	17.4	123,853	14.8	(11,379)
Gain on disposal of non-core products, net	-	-	(33,599)	(4.0)	33,599
Design and development	49,386	7.6	52,198	6.3	(2,812)
Operating (loss) income	(7,664)	(1.2)	71,281	8.5	(78,945)
Interest expense, net	6,124	0.9	4,324	0.5	1,800
Equity in earnings of investee	(1,536)	(0.2)	(1,578)	(0.2)	(42)
Other (income) expense, net	(1,528)	(0.2)	142	-	1,670
(Loss) income before income taxes	(10,724)	(1.7)	68,393	8.2	(79,117)
(Benefit) provision for income taxes	(2,774)	(0.4)	8,102	1.0	(10,876)
Net (loss) income	$(7,950)	(1.3)%	$60,291	7.2%	$(68,241)

Net Sales. Net sales for our reportable segments, excluding inter-segment sales are summarized in the following table (in thousands):

					Dollar	Percent
Year ended December 31,	2020		2019		decrease	decrease
Control Devices	$342,576	52.9%	$431,560	51.7%	$(88,984)	(20.6)%
Electronics	257,767	39.7	335,195	40.2	(77,428)	(23.1)%
Stoneridge Brazil	47,663	7.4	67,534	8.1	(19,871)	(29.4)%
Total net sales	$648,006	100.0%	$834,289	100.0%	$(186,283)	(22.3)%

Our Control Devices segment net sales decreased primarily as a result of COVID-19 and 2019 sales of $41.6 million under the contract manufacturing agreement pursuant to the 2019 disposal of the Non-core Products. Including the impact of COVID-19, Control Devices experienced decreased sales volume in our North American automotive, North American commercial vehicle, agricultural and other markets of $61.5 million, $17.4 million, $9.6 million and $14.5 million, respectively. These decreases were offset by increased sales volume in our European and China automotive markets of $7.2 million and $6.6 million, respectively.

Our Electronics segment net sales decreased primarily as a result of COVID-19 including a decrease in sales volume in our European, North American and China commercial vehicle markets of $47.2 million, $23.4 million and $1.0 million, respectively. In addition, the Electronics segment net sales decreased due to a decrease in sales volume in our European off-highway vehicle products of $17.1 million. These decreases were offset by a favorable foreign currency translation of $11.4 million.

Our Stoneridge Brazil segment net sales decreased due to unfavorable foreign currency translation of $19.5 million and the effects of COVID-19 causing lower volumes for our aftermarket, mass retail and OES channels mostly in the second quarter of 2020.

Net sales by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
Year ended December 31,	2020		2019		decrease	decrease
North America	$330,528	51.0%	$457,633	54.8%	$(127,105)	(27.8)%
South America	47,663	7.4	67,534	8.1	(19,871)	(29.4)%
Europe and Other	269,815	41.6	309,122	37.1	(39,307)	(12.7)%
Total net sales	$648,006	100.0%	$834,289	100.0%	$(186,283)	(22.3)%

The decrease in North American net sales was primarily attributable to the impact of COVID-19 and 2019 sales of Non-core Products under the contract manufacturing agreement of $41.6 million. Including the impact of COVID-19, sales volume has decreased in our North American automotive, commercial vehicle, agricultural and other markets by $60.8 million, $40.8 million, $9.6 million and $14.5 million, respectively. The decrease in net sales in South America was primarily due to unfavorable foreign currency translation of $19.5 million and lower volumes for our aftermarket, mass retail and OES channels mostly in the second quarter of 2020 primarily due to COVID-19. The decrease in net sales in Europe and Other was primarily due to a decrease in our European commercial vehicle and off-highway markets of $47.2 million and $17.1 million, respectively, primarily impacted by COVID-19. Europe and Other sales were favorably impacted due to increased sales volume in our European automotive and China automotive of $6.7 million and $6.6 million, respectively, as well as favorable foreign currency translation of $11.6 million.

Cost of Goods Sold and Gross Margin. Cost of goods sold decreased compared to 2019 and our gross margin decreased to 23.8% in 2020 compared to 25.6% in 2019. Our material cost as a percentage of net sales decreased by 0.3% to 52.8% in 2020 compared to 53.1% in 2019. Overhead as a percentage of net sales increased by 2.1% to 18.0% for 2020 compared to 15.9% for 2019 primarily due to adverse fixed cost leverage on lower sales levels including COVID-19 related incremental operating costs.

Our Control Devices segment gross margin decreased due to lower sales from COVID-19, the impact of the disposal of Non-core Products in the second quarter of 2019, as well as adverse fixed cost leverage on lower sales levels including our Canton facility which ceased production in accordance with our Canton restructuring plan in December 2019 and COVID-19 related incremental operating costs for employee safety protocols.

Our Electronics segment gross margin decreased primarily due to lower sales as a result of the of COVID-19 pandemic and higher overhead costs from the adverse leverage of fixed costs and COVID-19 related incremental operating costs for employee safety protocols.

Our Stoneridge Brazil segment gross margin decreased due to lower sales volumes partially offset by lower material costs due to favorable product mix from a greater percentage of monitoring service fees.

Selling, General and Administrative (“SG&A”). SG&A expenses decreased by $11.4 million compared to 2019 due to a favorable fair value adjustment, net for earn-out consideration of $5.5 million at Stoneridge Brazil, lower incentive compensation costs, professional service fees and travel related expenses offset by the 2019 recovery of Brazilian indirect taxes of $6.5 million and higher 2020 business realignment and restructuring costs of $3.1 million.

Gain on Disposal of Non-core Products, net. The gain on disposal in 2019 relates to the disposal of Control Devices’ Non-core Products.

Design and Development (“D&D”). D&D costs decreased by $2.8 million mostly due to lower restructuring and business realignment expenses at Control Devices of $2.3 million and lower spending at Control Devices due to the pace of the restoration of the engineering function previously located at the Canton facility.

Operating (Loss) Income. Operating (loss) income is summarized in the following table by reportable segment (in thousands):

			Dollar	Percent
			increase /	increase /
Year ended December 31,	2020	2019	(decrease)	(decrease)
Control Devices	$22,072	$73,327	$(51,255)	(69.9)%
Electronics	(3,672)	25,006	(28,678)	NM
Stoneridge Brazil	3,766	6,539	(2,773)	(42.4)%
Unallocated corporate	(29,830)	(33,591)	3,761	11.2%
Operating (loss) income	$(7,664)	$71,281	$(78,945)	NM

Our Control Devices segment operating income decreased due to the 2019 gain on disposal of Non-core Products, lower sales primarily related to COVID-19 as well as lower sales from the disposal of Non-core Products from the second quarter of 2019. Adverse leverage of fixed costs from lower sales volumes and COVID-19 related incremental operating costs offset by lower restructuring costs also affected operating income.

Our Electronics segment operating income decreased primarily due to lower sales as a result of COVID-19 resulting in lower gross margin. Electronics SG&A cost reductions were offset by business realignment and restructuring expenses.

Our Stoneridge Brazil segment operating income decreased primarily from the 2019 recovery of Brazilian indirect taxes of $6.5 million, lower sales volumes and margin offset by a favorable fair value adjustment, net for earn-out consideration of $5.5 million recognized in 2020.

Our unallocated corporate operating loss decreased primarily from lower incentive compensation, professional fees and travel related expenses.

Operating (loss) income by geographic location is summarized in the following table (in thousands):

			Dollar	Percent
Year ended December 31,	2020	2019	decrease	decrease
North America	$(22,179)	$32,694	$(54,873)	NM
South America	3,766	6,539	(2,773)	(42.4)%
Europe and Other	10,749	32,048	(21,299)	(66.5)%
Operating (loss) income	$(7,664)	$71,281	$(78,945)	NM

Our North American operating results decreased due to lower sales in our automotive, commercial vehicle, agriculture and off-highway markets, adverse leverage of fixed costs and COVID-19 related incremental operating costs for employee safety protocols. The decrease in operating income in South America was primarily due to the 2019 recovery of indirect Brazilian taxes and lower sales volumes offset by the favorable fair value adjustment, net for earn-out consideration. Our operating results in Europe and Other decreased primarily due to lower sales in our commercial vehicle and off-highway markets, adverse leverage of fixed costs and COIVD-19 related incremental operating costs for employee safety protocols.

Interest Expense, net. Interest expense, net increased by $1.8 million compared to 2019 due to an increase in outstanding debt balances.

Equity in Earnings of Investee. Equity earnings for MSIL were $1.5 million and $1.6 million for the years ended December 31, 2020 and 2019, respectively. The decrease in MSIL earnings was due to lower sales volume from the COVID-19 pandemic.

Other (Income) Expense, net. We record certain foreign currency transaction and forward currency hedge contract (gains) losses as a component of other income, net on the consolidated statement of operations. Other income, net increased by $1.7 million to $1.5 million in 2020 compared to other expense, net of $0.1 million in 2019 primarily due to higher foreign currency transaction gains in our Electronics, Control Devices and Stoneridge Brazil segments.

(Benefit) Provision for Income Taxes. In 2020, income tax benefit of $(2.8) million was attributable to the mix of earnings and losses among tax jurisdictions as well as tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions. The effective tax rate of 25.9% is slightly greater than the statutory tax rate primarily due to non-deductible expenses and tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions offset by the impact of certain incentives.

In 2019, income tax expense of $8.1 million was attributable to the mix of earnings amount jurisdictions and the sale of Non-core-Products on April 1, 2019. The effective tax rate of 11.8% is lower than the statutory tax rate primarily due to certain tax incentives offset by non-deductible expenses and tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions.

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

Operating income by geographic location is summarized in the following table (in thousands):

			Dollar	Percent
			increase /	increase /
Year ended December 31,	2019	2018	(decrease)	(decrease)
North America	$32,694	$33,219	$(525)	(1.6)%
South America	6,539	4,989	1,550	31.1%
Europe and Other	32,048	28,796	3,252	11.3%
Operating income	$71,281	$67,004	$4,277	6.4%

Our North American operating results decreased primarily due lower sales in our automotive market, Canton Restructuring costs as well as higher SG&A and D&D costs offset by the gain on disposal of Non-core Products and higher sales volume in the North American commercial vehicle and off-highway markets. The increase in operating income in South America was primarily due to lower SG&A from the recovery of Brazilian indirect taxes and lower selling costs and lower overhead costs offsetting lower sales. Our operating results in Europe and Other increased slightly primarily due to lower SG&A and D&D costs offset by lower gross margin from adverse product mix.

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

Liquidity and Capital Resources

Summary of Cash Flows for the years ended December 31, 2020 and 2019 (in thousands):

			Dollar
			increase /
Years ended December 31,	2020	2019	(decrease)
Net cash provided by (used for):
Operating activities	$28,641	$24,505	$4,136
Investing activities	(33,885)	(6,299)	(27,586)
Financing activities	6,513	(28,258)	34,771
Effect of exchange rate changes on cash and cash equivalents	3,247	(1,637)	4,884
Net change in cash and cash equivalents	$4,516	$(11,689)	$16,205

Cash provided by operating activities increased compared to 2019 primarily due to a reduction in cash used to fund working capital levels and the 2019 payment of Orlaco earn-out consideration of $5.1 million offset by lower net income and the payment of dividends to former noncontrolling interest holders of Stoneridge Brazil of $6.0 million. Our receivable terms and collections rates have remained consistent between periods presented.

Net cash used for investing activities increased compared to 2019 due to proceeds from the 2019 sale of Control Devices Non-core Products offset by lower capital expenditures.

Net cash provided by (used for) financing activities increased compared to the prior year primarily due to lower Common Share repurchases of $45.0 million offset by higher Credit Facility borrowings, net of $20.0 million and the 2019 cash payment for Orlaco earn-out consideration.

Summary of Cash Flows for the years ended December 31, 2019 and 2018 (in thousands):

Years ended December 31,	2019	2018	Dollar Increase / (decrease)
Net cash provided by (used for):
Operating activities	$24,505	$80,772	$(56,267)
Investing activities	(6,299)	(27,950)	21,651
Financing activities	(28,258)	(33,870)	5,612
Effect of exchange rate changes on cash and cash equivalents	(1,637)	(3,863)	2,226
Net change in cash and cash equivalents	$(11,689)	$15,089	$(26,778)

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

Net cash provided by investing activities increased compared to 2018 due to the cash proceeds received from the disposal of Control Devices’ Non-core Products offset by higher capital expenditures, 2019 capitalized software development costs, 2019 investments in the Autotech Fund II and insurance proceeds received in 2018.

Net cash used for financing activities increased compared to the prior year primarily due to the repurchase of Common Shares during the second quarter of 2019 and the cash payment of Orlaco earn-out consideration offset by higher net Credit Facility borrowings.

Summary of Future Cash Flows

The following table summarizes our future cash outflows resulting from financial contracts and commitments, as of December 31, 2020 (in thousands):

		Less than			After
	Total	1 year	2-3 years	4-5 years	5 years
Credit Facility	$136,000	$-	$-	$136,000	$-
Debt	7,673	7,673	-	-	-
Interest payments(A)	13,516	4,097	7,752	1,667	-
Operating leases	23,721	4,873	7,489	5,652	5,707
Total contractual obligations(B)	$180,910	$16,643	$15,241	$143,319	$5,707

(A)	Includes estimated payments under the Company’s 2019 Credit Facility and other debt obligations using the most current interest rate and principal balance information available at December 31, 2020, extended through the end of the term.
(B)	In December 2018, the Company entered into an agreement to make a $10.0 million investment in a fund (“Autotech Fund II”) managed by Autotech Ventures (“Autotech”), a venture capital firm focused on ground transportation technology. The Company’s $10.0 million investment in the Autotech Fund II will be contributed over the expected ten year life of the fund. The Company has contributed $3.6 million to the Autotech Fund II since December 2018.

Management will continue to focus on efficiently managing its weighted-average cost of capital and believes that cash flows from operations and the availability of funds from our 2019 Credit Facility provides sufficient liquidity to meet our future growth and operating needs.

As outlined in Note 5 to our consolidated financial statements, the 2019 Credit Facility increased our borrowing capacity by $100.0 million and permits borrowing up to a maximum level of $400.0 million. This variable rate facility provides the flexibility to refinance other outstanding debt or finance acquisitions through June 2024. The 2019 Credit Facility contains certain financial covenants that require the Company to maintain less than a maximum leverage ratio and more than a minimum interest coverage ratio. The 2019 Credit Facility also contains affirmative and negative covenants and events of default that are customary for credit arrangements of this type including covenants which place restrictions and/or limitations on the Company’s ability to borrow money, make capital expenditures and pay dividends. The 2019 Credit Facility had an outstanding balance of $136.0 million at December 31, 2020.

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

The Company was in compliance with all covenants at December 31, 2020. The Company has not experienced a violation which would limit the Company’s ability to borrow under the 2019 Credit Facility, as amended and does not expect that the covenants under it will restrict the Company’s financing flexibility. However, it is possible that future borrowing flexibility under the 2019 Credit Facility may be limited as a result of lower than expected financial performance due to the adverse impact of COVID-19 on the Company’s markets and general global demand. The Company expects to make additional repayments on the Credit Facility when cash exceeds the amount needed for operations.

Stoneridge Brazil maintains short-term loans used for working capital purposes. At December 31, 2020, there was $1.6 million of Stoneridge Brazil debt outstanding. Principal repayments of $1.6 million on Stoneridge Brazil debt at December 31, 2020 are due in 2021.

In December 2019, Stoneridge Brazil established an overdraft credit line which allowed overdrafts on Stoneridge Brazil’s bank account up to a maximum level of Brazilian real 5.0 million, or $1.2 million, at December 31, 2019.  There was no balance outstanding on the overdraft credit line as of December 31, 2019, and the overdraft credit line was terminated during the year ended December 31, 2020.

The Company’s wholly owned subsidiary located in Stockholm, Sweden, has an overdraft credit line which allows overdrafts on the subsidiary’s bank account up to a daily maximum level of 20.0 million Swedish krona, or $2.4 million and $2.1 million, at December 31, 2020 and December 31, 2019, respectively. At December 31, 2020, there was 13.1 million Swedish krona, or $1.6 million outstanding on this overdraft credit line. At December 31, 2019, there was no balance outstanding on this overdraft credit line. During the year ended December 31, 2020, the subsidiary borrowed 312.9 million Swedish krona, or $38.1 million, and repaid 299.8 million Swedish krona, or $36.5 million.

The Company’s wholly-owned subsidiary located in Suzhou, China, has two credit lines which allow up to a maximum borrowing level of 50.0 million Chinese yuan, or $7.7 million at December 31, 2020 and 40.0 million Chinese yuan, or $5.7 million at December 31, 2019. At December 31, 2020 and December 31, 2019 there was $4.5 million and $2.2 million, respectively, in borrowings outstanding recorded within current portion of debt. In addition, the Suzhou subsidiary has a bank acceptance draft line of credit which allows up to a maximum borrowing level of 15.0 million Chinese yuan, or $2.3 million and $2.2 million at December 31, 2020 and December 31, 2019, respectively. At December 31, 2020 there was $0.4 million utilized on the Suzhou bank acceptance draft line and at December 31, 2019 there was approximately $0.2 million utilized on the Suzhou bank acceptance draft line of credit.

On May 19, 2020, the Company committed to the strategic exit of its Control Devices particulate matter (“PM”) sensor product line (“PM Sensor Exit”). The estimated costs for the PM Sensor Exit include employee severance and termination costs, contract termination costs, professional fees and other related costs such as potential commercial and supplier settlements. Non-cash charges include impairment of fixed assets and accelerated depreciation associated with PM sensor production. We recognized $3.4 million of expense as a result of this initiative during 2020. The estimated range of additional cost of the plan to exit the PM sensor product line, that will impact the Control Devices segment, is approximately $2.8 million to $6.3 million and is related to employee severance and termination costs, contract terminations costs, other related costs such as potential commercial and supplier settlements and accelerated depreciation. The Company expects the exit from the PM sensor product line to be completed in the third quarter of 2021.

In January 2019, the Company committed to a restructuring plan that resulted in the closure of its Canton Facility as of March 31, 2020 and the consolidation of manufacturing operations at that site into other Company locations (“Canton Restructuring”). The estimated costs for the Canton Restructuring included employee severance and termination costs, contract termination costs, professional fees and other related costs such as moving and set-up costs for equipment and costs to restore the engineering function previously located at the Canton Facility.  We recognized $3.0 million and $12.5 million of expense as a result of these actions during the years ended December 31, 2020 and 2019, respectively. During the third quarter of 2020, we leased the Canton facility to a third party and are evaluating the sale of the facility. We expect additional costs to be immaterial related to the Canton Restructuring.

In the fourth quarter of 2018, the Company undertook restructuring actions for the Electronics segment affecting the European Aftermarket business and China operations. In the second quarter of 2020, the Company finalized plans to move its European Aftermarket sales activities in Dundee, Scotland to a new location which resulted in incurring contract termination costs as well as employee severance and termination costs. In addition, the Company announced a restructuring program to transfer the European production of its Controls product line to China. For the years ended December 31, 2020 and 2019, we recognized expense of $2.4 million and $0.6 million, respectively, as a result of these actions for related costs and non-cash fixed asset charges for accelerated depreciation fixed assets. The Company expects to incur approximately $0.2 million of additional restructuring costs related to employee severance and other related costs for these actions through the second quarter of 2021.

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

On February 24, 2020, the Board of Directors authorized a new repurchase program for $50.0 million of outstanding Common Shares over an 18 month period. The repurchases may be made from time to time in either open market transactions or in privately negotiated transactions. Repurchases may also be made under rule 10b-18, which permit Common Shares to be repurchased through pre-determined criteria. The timing, volume and nature of repurchases of Common Shares will be at the discretion of management, dependent on market conditions, other priorities of cash investment, applicable securities laws and other factors. This Common Share repurchase program authorization does not obligate the Company to acquire any particular amount of its Common Shares, and it may be suspended or discontinued at any time. For the quarter ended March 31, 2020, the Company repurchased 242,634 Common Shares for $5.0 million in accordance with this repurchase program authorization. In April 2020, the Company announced that was temporarily suspending the previously announced share repurchase program in response to uncertainty surrounding the duration and magnitude of the impact of COVID-19.

In January 2020, Stoneridge Brazil paid dividends to former noncontrolling interest holders of Brazilian real (“R$”) 24.2 million ($6.0 million) as of December 31, 2019. The dividends payable balance included R$3.7 million ($1.0 million) in monetary correction for the year ended December 31, 2019 based on the Brazilian National Extended Consumer Price inflation index. The dividend payable related to Stoneridge Brazil was recorded within other current liabilities on the consolidated balance sheet as of December 31, 2019.

In December 2018, the Company entered into an agreement to make a $10.0 million investment in a fund (“Autotech Fund II”) managed by Autotech Ventures (“Autotech”), a venture capital firm focused on ground transportation technology.  The Company’s $10.0 million investment in the Autotech Fund II will be contributed over the expected ten-year life of the fund.  As of December 31, 2020, the Company’s cumulative investment in the Autotech Fund II was $3.6 million. The Company contributed $1.6 million to the Autotech Fund II during both years ended December 31, 2020 and 2019, respectively.

Our future results could also be adversely affected by unfavorable changes in foreign currency exchange rates. We have significant foreign denominated transaction exposure in certain locations, especially in Brazil, Argentina, Mexico, Sweden, Estonia, the Netherlands, United Kingdom and China. We have entered into foreign currency forward contracts to reduce our exposure related to certain foreign currency fluctuations. See Note 5 to the consolidated financial statements for additional details. Our future results could also be unfavorably affected by increased commodity prices as commodity fluctuations impact the cost of our raw material purchases.

At December 31, 2020, we had a cash and cash equivalents balance of approximately $73.9 million, of which 88.4% was held in foreign locations. The Company has approximately $262.3 million of undrawn commitments under the 2019 Credit Facility as of December 31, 2020, which results in total undrawn commitments and cash balances of more than $336.2 million. However, despite the June 26, 2020 amendment, it is possible that future borrowing flexibility under our 2019 Credit Facility may be limited as a result of our financial performance due the adverse impact of COVID-19 on the Company’s markets and general global demand.

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

Off-balance Sheet Arrangements

At December 31, 2020 we do not have any off-balance sheet arrangements that have, or are, in the opinion of management, reasonably likely to have, a current or future material effect on our financial condition or results of operations.

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

Revenue Recognition and Sales Commitments. We recognize revenue when obligations under the terms of a contract with our customer are satisfied; generally this occurs with the transfer of control of our products and services, which is usually when the parts are shipped or delivered to the customer’s premises. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. The transaction price will include estimates of variable consideration to the extent it is probable that a significant reversal of revenue recognized will not occur. Incidental items that are not significant in the context of the contract are recognized as expense. Revenue for OEM and Tier 1 supplier customers and aftermarket products are recognized at the point in time it satisfies a performance obligation by transferring control of a part to the customer. A small portion of our sales are comprised of monitoring services of which the revenue is recognized over the life of the contract. See Note 3 to the consolidated financial statements for additional information on our revenue recognition policies, including recognizing revenue based on satisfying performance obligations.

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

The Company has recognized deferred taxes related to foreign withholding taxes and the expected foreign currency impact upon repatriation from foreign subsidiaries not considered indefinitely reinvested.

The Tax Cuts and Jobs Act of 2017 created a provision known as Global Intangible Low-Taxed Income (“GILTI”) that imposes a tax on certain earnings of foreign subsidiaries. The Company has made an accounting policy election to reflect GILTI taxes, if any, as a current period tax expense when incurred.

Recently Adopted Accounting Standards

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The amendments in this update remove certain exceptions of Topic 740 including: exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or gain from other items; exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment; exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary; exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. There are also additional areas of guidance in regards to: franchise and other taxes partially based on income and the interim recognition of enactment of tax laws and rate changes. The provisions of this ASU are effective for years beginning after December 15, 2020, with early adoption permitted. The Company adopted this standard prospectively as of January 1, 2020 using the modified retrospective basis. The impact of the adoption was a reduction to deferred tax liabilities and an increase to retained earnings of $13.8 million on the consolidated balance sheet as of December 31, 2020. The adoption of this standard did not have an impact on the Company’s consolidated results of operations and cash flows.

In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The guidance in ASU 2018-15 clarifies the accounting for implementation costs in cloud computing arrangements. ASU 2018-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. The Company adopted this standard prospectively as of January 1, 2020 and it did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” The guidance in ASU 2018-13 changes disclosure requirements related to fair value measurements as part of the disclosure framework project. The disclosure framework project aims to improve the effectiveness of disclosures in the notes to the financial statements by focusing on requirements that clearly communicate the most important information to users of the financial statements. This guidance is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company adopted this standard as of January 1, 2020 and it did not have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments”, which requires measurement and recognition of expected credit losses for financial assets held and requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses. ASU 2016-13 is effective for public business entities for annual periods beginning after December 15, 2019. The guidance allows for various methods for measuring expected credit losses. The Company has elected to apply a historical loss rate based on historical write-offs by region, adjusted for current economic conditions and forecasts about future economic conditions that are reasonable and supportable. The Company adopted this standard as of January 1, 2020 and it did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted as of December 31, 2020

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance in ASU 2020-04 provides temporary optional expedient and exceptions to the guidance in U.S. GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”) (also known as the “reference rate reform”). The guidance allows companies to elect not to apply certain modification accounting requirements to contracts affected by the reference rate reform, if certain criteria are met. The guidance will also allow companies to elect various optional expedients which would allow them to continue to apply hedge accounting for hedging relationships affected by the reference rate reform, if certain criteria are met. The new standard was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. As of December 31, 2020, the Company has not yet had contracts modified due to rate reform.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates

We are exposed to interest rate risk primarily from the effects of changes in interest rates. At December 31, 2020, approximately 94.7% of our outstanding debt was floating-rate and 5.3% was fixed-rate. We estimate that a 1.0% change in the interest costs of our floating-rate debt outstanding as of December 31, 2020 would change interest expense on an annual basis by approximately $1.4 million.

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

We estimate that a 10.0% unidirectional change in currency exchange rates relative to the U.S dollar would have changed our income before income taxes for the year ended December 31, 2020 by approximately $0.9 million.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Stoneridge, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Stoneridge, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2021 expressed an unqualified opinion thereon.

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

The Company's reserves for product warranty and recall totaled $12.7 million at December 31, 2020. As described in Note 2 to the consolidated financial statements, the Company's reserve for product warranty and recall is based on several factors, including the historical trends of units sold and payment amounts, combined with the Company’s current understanding of existing warranty and recall claims. The warranty liability requires a forecast of the resolution of existing claims as well as expected future claims on products previously sold.

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

To evaluate the reserve for product warranty and recall, we performed audit procedures that included, among others, testing the completeness and accuracy of the underlying claims data and costs used in the computation of management’s estimate, performing inquiries of the Company’s quality control team, and obtaining a legal confirmation letter to evaluate the status and assessment of certain reserves.  We assessed the historical accuracy of management’s product warranty and recall reserves and performed sensitivity analyses of significant assumptions to evaluate the impact to the reserve that would result from changes in the assumptions.

Description of the Matter

Valuation of earn-out consideration

As discussed in Notes 4 and 10 of the consolidated financial statements, in 2017 the Company acquired the remaining 26% noncontrolling interest in Stoneridge Brazil for $1.5 million in cash along with earn-out consideration. The Company will be required to pay additional earn-out consideration, which is not capped, based on Stoneridge Brazil’s financial performance in either 2020 or 2021. The estimated fair value of the Stoneridge Brazil earn-out consideration, which approximated $5.8 million as of December 31, 2020, is based on discounted cash flows utilizing forecasted earnings before taxes, interest, depreciation, and amortization.

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

Detroit, MI

February 24, 2021

STONERIDGE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, (in thousands)	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$73,919	$69,403
Accounts receivable, less reserves of $817 and $1,289, respectively	136,745	138,564
Inventories, net	90,548	93,449
Prepaid expenses and other current assets	33,452	29,850
Total current assets	334,664	331,266
Long-term assets:
Property, plant and equipment, net	119,324	122,483
Intangible assets, net	55,394	58,122
Goodwill	39,104	35,874
Operating lease right-of-use asset	18,944	22,027
Investments and other long-term assets, net	53,978	32,437
Total long-term assets	286,744	270,943
Total assets	$621,408	$602,209

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of debt	$7,673	$2,672
Accounts payable	86,103	80,701
Accrued expenses and other current liabilities	52,272	55,223
Total current liabilities	146,048	138,596
Long-term liabilities:
Revolving credit facility	136,000	126,000
Long-term debt, net	-	454
Deferred income taxes	12,935	12,530
Operating lease long-term liability	15,434	17,971
Other long-term liabilities	14,357	16,754
Total long-term liabilities	178,726	173,709
Shareholders' equity:
Preferred Shares, without par value, 5,000 shares authorized, none issued	-	-
Common Shares, without par value, 60,000 shares authorized, 28,966 and 28,966 shares issued and 27,006 and 27,408 shares outstanding at December 31, 2020 and 2019, respectively, with no stated value	-	-
Additional paid-in capital	234,409	225,607
Common Shares held in treasury, 1,960 and 1,558 shares at December 31, 2020 and 2019, respectively, at cost	(60,482)	(50,773)
Retained earnings	212,342	206,542
Accumulated other comprehensive loss	(89,635)	(91,472)
Total shareholders' equity	296,634	289,904
Total liabilities and shareholders' equity	$621,408	$602,209

The accompanying notes are an integral part of these consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended December 31, (in thousands, except per share data)	2020	2019	2018

Net sales	$648,006	$834,289	$866,199
Costs and expenses:
Cost of goods sold	493,810	620,556	609,568
Selling, general and administrative	112,474	123,853	138,553
Gain on disposal of Non-core Products, net	-	(33,599)	-
Design and development	49,386	52,198	51,074
Operating (loss) income	(7,664)	71,281	67,004
Interest expense, net	6,124	4,324	4,720
Equity in earnings of investee	(1,536)	(1,578)	(2,038)
Other (income) expense, net	(1,528)	142	(736)
(Loss) income before income taxes	(10,724)	68,393	65,058
(Benefit) provision for income taxes	(2,774)	8,102	11,210
Net (loss) income	$(7,950)	$60,291	$53,848

(Loss) earnings per share:
Basic	$(0.29)	$2.17	$1.90
Diluted	$(0.29)	$2.13	$1.85
Weighted-average shares outstanding:
Basic	27,025	27,792	28,402
Diluted	27,025	28,270	29,080

The accompanying notes are an integral part of these consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year ended December 31, (in thousands)	2020	2019	2018

Net (loss) income	$(7,950)	$60,291	$53,848

Other comprehensive income (loss), net of tax:
Foreign currency translation	2,677	(5,428)	(16,627)
Unrealized (loss) gain on derivatives (1)	(840)	(292)	435
Other comprehensive income (loss), net of tax	1,837	(5,720)	(16,192)

Comprehensive (loss) income	$(6,113)	$54,571	$37,656

(1)	Net of tax (benefit) expense of $(223), $(78) and $156 for the years ended December 31, 2020, 2019 and 2018, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31, (in thousands)	2020	2019	2018

OPERATING ACTIVITIES:
Net (loss) income	$(7,950)	$60,291	$53,848
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	27,309	24,904	22,786
Amortization, including accretion and write-off of deferred financing costs	5,926	6,579	6,731
Deferred income taxes	(7,953)	5,586	2,552
Earnings of equity method investee	(1,536)	(1,578)	(2,038)
Loss (gain) on sale of fixed assets	185	(98)	333
Share-based compensation expense	5,888	6,191	5,632
Excess tax benefit related to share-based compensation expense	(46)	(1,289)	(1,584)
Gain on disposal of Non-core Products, net	-	(33,599)	-
Property, plant and equipment impairment charge	2,349	-	-
Intangible impairment charge	-	-	202
Change in fair value of earn-out contingent consideration	(3,196)	2,308	213
Changes in operating assets and liabilities:
Accounts receivable, net	4,164	(1,353)	(3,575)
Inventories, net	4,000	(15,653)	(10,002)
Prepaid expenses and other assets	1,342	(8,898)	2,291
Accounts payable	3,642	(6,980)	11,054
Accrued expenses and other liabilities	(5,483)	(11,906)	(7,671)
Net cash provided by operating activities	28,641	24,505	80,772

INVESTING ACTIVITIES:
Capital expenditures, including intangibles	(32,462)	(39,467)	(29,027)
Proceeds from sale of fixed assets	127	382	111
Insurance proceeds for fixed assets	-	-	1,403
Proceeds from disposal of Non-core Products	-	34,386	-
Investment in venture capital fund	(1,550)	(1,600)	(437)
Net cash used for investing activities	(33,885)	(6,299)	(27,950)

FINANCING ACTIVITIES:
Revolving credit facility borrowings	71,500	112,000	27,500
Revolving credit facility payments	(61,500)	(82,000)	(52,500)
Proceeds from issuance of debt	41,104	2,208	415
Repayments of debt	(36,749)	(1,587)	(5,071)
Earn-out consideration cash payment	-	(3,394)	-
Other financing costs	(1,074)	(1,366)	-
Common Share repurchase program	(4,995)	(50,000)	-
Repurchase of Common Shares to satisfy employee tax withholding	(1,773)	(4,119)	(4,214)
Net cash provided by (used for) financing activities	6,513	(28,258)	(33,870)

Effect of exchange rate changes on cash and cash equivalents	3,247	(1,637)	(3,863)
Net change in cash and cash equivalents	4,516	(11,689)	15,089
Cash and cash equivalents at beginning of period	69,403	81,092	66,003

Cash and cash equivalents at end of period	$73,919	$69,403	$81,092

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,620	$4,401	$4,997
Cash (received) paid for income taxes, net	$(254)	$12,222	$13,213

Supplemental disclosure of non-cash activity:
Adoption of ASU 2019-12 (Note 2)	$13,750	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Number of					Accumulated
	Common	Number of	Additional	Common		other	Total
	Shares	treasury	paid-in	Shares held	Retained	comprehensive	shareholders'
(in thousands)	outstanding	shares	capital	in treasury	earnings	loss	equity

BALANCE DECEMBER 31, 2017	28,180	786	$228,486	$(7,118)	$92,264	$(69,560)	$244,072
Net income	—	—	—	—	53,848	—	53,848
Unrealized gain on derivatives, net	—	—	—	—	—	435	435
Currency translation adjustments	—	—	—	—	—	(16,627)	(16,627)
Issuance of Common Shares	461	(461)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(153)	153	—	(1,762)	—	—	(1,762)
Share-based compensation, net	—	—	3,161	—	—	—	3,161
Cumulative effect of an accounting change	—	—	—	—	139	—	139
BALANCE DECEMBER 31, 2018	28,488	478	$231,647	$(8,880)	$146,251	$(85,752)	$283,266

Net income	—	—	—	—	60,291	—	60,291
Unrealized loss on derivatives, net	—	—	—	—	—	(292)	(292)
Currency translation adjustments	—	—	—	—	—	(5,428)	(5,428)
Issuance of Common Shares	407	(407)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(137)	137	—	(1,893)	—	—	(1,893)
Common Share repurchase program	(1,350)	1,350	(10,000)	(40,000)	—	—	(50,000)
Share-based compensation, net	—	—	3,960	—	—	—	3,960
BALANCE DECEMBER 31, 2019	27,408	1,558	$225,607	$(50,773)	$206,542	$(91,472)	$289,904

Net loss	—	—	—	—	(7,950)	—	(7,950)
Unrealized loss on derivatives, net	—	—	—	—	—	(840)	(840)
Currency translation adjustments	—	—	—	—	—	2,677	2,677
Issuance of Common Shares	285	(285)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(80)	80	—	5,286	—	—	5,286
Common Share repurchase program	(607)	607	10,000	(14,995)	—	—	(4,995)
Share-based compensation, net	—	—	(1,198)	—	—	—	(1,198)
Adoption of ASU 2019-12 (Note 2)	—	—	—	—	13,750	—	13,750
BALANCE DECEMBER 31, 2020	27,006	1,960	$234,409	$(60,482)	$212,342	$(89,635)	$296,634

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Stoneridge, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). Intercompany transactions and balances have been eliminated in consolidation. The Company analyzes its ownership interests in accordance with Accounting Standards Codification (“ASC”) “Consolidations (Topic 810)” to determine whether they are a variable interest entity and, if so, whether the Company is the primary beneficiary.

The Company’s investment in Minda Stoneridge Instruments Ltd. (“MSIL”) for the years ended December 31, 2020, 2019 and 2018 has been determined to be an unconsolidated entity, and therefore is accounted for under the equity method of accounting based on the Company’s 49% ownership in MSIL.

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

Accounts Receivable and Concentration of Credit Risk

Revenues are principally generated from the automotive, commercial, off-highway, motorcycle and agricultural vehicle markets. The Company’s largest customers are Ford Motor Company and Volvo, primarily related to the Control Devices and Electronics reportable segments and accounted for the following percentages of consolidated net sales:

Year ended December 31	2020	2019	2018
Ford Motor Company	11%	11%	12%
Volvo	8%	8%	8%

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

December 31	2020	2019
Raw materials	$67,775	$66,357
Work-in-progress	7,005	5,582
Finished goods	15,768	21,510
Total inventories, net	$90,548	$93,449

Inventory valued using the FIFO method was $82,308 and $82,910 at December 31, 2020 and 2019, respectively. Inventory valued using the average cost method was $8,240 and $10,539 at December 31, 2020 and 2019, respectively.

Pre-production Costs Related to Long-term Supply Arrangements

Engineering, research and development and other design and development costs for products sold on long-term supply arrangements are expensed as incurred unless the Company has a contractual guarantee for reimbursement from the customer which are capitalized as pre-production costs. Costs for molds, dies and other tools used to make products sold on long-term supply arrangements for which the Company either has title to the assets or has the noncancelable right to use the assets during the term of the supply arrangement are capitalized in property, plant and equipment and amortized to cost of sales over the shorter of the term of the arrangement or over the estimated useful lives of the assets, typically three to seven years. Costs for molds, dies and other tools used to make products sold on long-term supply arrangements for which the Company has a contractual guarantee to a lump sum reimbursement from the customer are capitalized either as a component of prepaid expenses and other current assets or an investment and other long term assets, net within the consolidated balance sheets. Capitalized pre-production costs were $14,259 and $7,666 at December 31, 2020 and 2019, respectively. At December 31, 2020 and 2019, $14,259 and $7,544, respectively, were recorded as a component of prepaid expenses and other current assets on the consolidated balance sheets while the remaining amounts were recorded as a component of investments and other long-term assets, net.

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

Disposal of Non-Core Products

On April 1, 2019, the Company entered into an Asset Purchase Agreement by and among the Company, the Company’s wholly owned subsidiary, Stoneridge Control Devices, Inc. (“SCD”), and Standard Motor Products, Inc. (“SMP”). On the same day pursuant to the APA, in exchange for $40,000 (subject to a post-closing inventory adjustment which was a payment to SMP of $1,573) and the assumption of certain liabilities, the Company and SCD sold to SMP, product lines and assets related to certain non-core switches and connectors (the “Non-core Products”). On April 1, 2019, the Company and SMP also entered into certain ancillary agreements, including a transition services agreement, a contract manufacturing agreement and a supply agreement, pursuant to which the Company provided and was compensated for certain manufacturing, transitional, and administrative and support services to SMP on a short-term basis. The products related to the Non-core Products were manufactured in Juarez, Mexico and Canton, Massachusetts, and include ball switches, ignition switches, rotary switches, courtesy lamps, toggle switches, headlamp switches and other related components.

On April 1, 2019, the Company’s Control Devices segment recognized net sales and costs of goods sold (“COGS”) of $4,160 and $2,775, respectively, for the one-time sale of Non-core Product finished goods inventory and a gain on disposal of $33,921,net for the sale of fixed assets, intellectual property and customer lists associated with the Non-core Products less transaction costs. The Company recognized transaction costs associated with the disposal of Control Devices’ Non-core Products of $322 within selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2019.

The Company received $21 and $1,824 for services provided pursuant to the transition services agreement which were recognized as a reduction in SG&A for the years ended December 31, 2020 and 2019, respectively. Pursuant to the contract manufacturing agreement, the Company recognized sales and operating income for the production of Non-core Products of $26,304 and $1,458 for the year ended December 31, 2019, respectively.  The Company also received $745 for reimbursement of retention and facility costs from SMP pursuant to the contract manufacturing agreement which was recognized as a reduction to SG&A for the year ended December 31, 2019.

There were no Non-core Product net sales for the year ended December 31, 2020. Non-core Products net sales and operating income, including sales to SMP pursuant to the contract manufacturing agreement, were $41,560 and $4,831 for the year ended December 31, 2019, respectively, and $44,537 and $9,086 for the year ended December 31, 2018, respectively.

On June 17, 2020, the Company and SMP terminated the transition services agreement and the contract manufacturing agreement.

Acquisitions

Orlaco

On January 31, 2017, Stoneridge B.V., an indirect wholly-owned subsidiary of Stoneridge, Inc., acquired Exploitatiemaatschappij Berghaaf B.V. (“Orlaco”). Orlaco designs, manufactures and sells camera-based vision systems, monitors and related products primarily to the heavy off-road machinery, commercial vehicle, lifting crane and warehousing and logistics industries. Stoneridge and Orlaco jointly developed the MirrorEye camera monitor system, which is a vision-based system solution to improve the safety and fuel economy of commercial vehicles. The MirrorEye camera monitor system integrates Orlaco’s vision processing technology and Stoneridge’s driver information capabilities as well as the combined software capabilities of both businesses. The acquisition of Orlaco enhanced the Stoneridge’s Electronics segment global technical capabilities in vision systems and facilitated entry into new markets.

The aggregate consideration for the Orlaco acquisition was €74,939 ($79,675), which included customary estimated adjustments to the purchase price. The Company paid €67,439 ($71,701) in cash. The purchase price was subject to certain customary adjustments set forth in the purchase agreement. The Company was required to pay an additional amount up to €7,500 as contingent consideration (“earn-out consideration”) if certain performance targets are achieved during the first two years. See Note 10 for additional details on the Orlaco contingent consideration.

The Company’s statement of operations included $369 of expense for the fair value adjustment for earn-out consideration in SG&A expenses for the years ended December 31, 2018.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and consist of the following:
December 31	2020	2019
Land and land improvements	$4,447	$4,550
Buildings and improvements	39,784	39,263
Machinery and equipment	253,563	226,076
Office furniture and fixtures	9,993	9,708
Tooling	40,967	76,933
Information technology	28,491	32,410
Vehicles	654	614
Leasehold improvements	5,198	4,588
Construction in progress	19,744	17,312
Total property, plant, and equipment	402,841	411,454
Less: accumulated depreciation	(283,517)	(288,971)
Property, plant and equipment, net	$119,324	$122,483

Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $27,309, $24,904 and $22,786, respectively. Depreciable lives within each property classification are as follows:

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

On May 19, 2020, the Company committed to the strategic exit of its Control Devices particulate matter (“PM”) sensor product line. As a result of the strategic exit of the PM sensor product line the Company determined an impairment indicator existed and performed a recoverability test of the related long-lived assets. The Company identified that there are two asset groups comprised of PM sensor fixed assets at the Company’s Lexington, Ohio and Tallinn, Estonia facilities. As a result of the recoverability test performed, the Company determined that the undiscounted cash flows did not exceed the carrying value of the PM sensor fixed assets at the Company’s Tallinn, Estonia facility. As such, an impairment loss of $2,326 was recorded based on the difference between the fair value and the carrying value of the assets. The Company used the income approach to determine the fair value of the PM sensor fixed assets at the Tallinn, Estonia facility. During the year ended December 31, 2020, the impairment loss of $2,326 was recorded on the Company’s consolidated statement of operations within SG&A expense.

Goodwill and Other Intangible Assets

Goodwill

The total purchase price associated with acquisitions is allocated to the acquisition date fair values of identifiable assets acquired and liabilities assumed with the excess purchase price assigned to goodwill.

Goodwill was $39,104 and $35,874 at December 31, 2020 and 2019, respectively, all of which relates to the Electronics segment. Goodwill is not amortized, but instead is tested for impairment at least annually, or earlier when events and circumstances indicate that it is more likely than not that such assets have been impaired, by applying a fair value-based test. In conducting our annual impairment assessment testing, we first perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If not, no further goodwill impairment testing is performed. If it is more likely than not that a reporting unit’s fair value is less than its carrying amount, or if we elect not to perform a qualitative assessment of a reporting unit, we then compare the fair value of the reporting unit to the related net book value. If the net book value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized.

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

The Company utilizes an income statement approach to estimate the fair value of a reporting unit and a market valuation approach to further support this analysis. The income approach is based on projected debt-free cash flow which is discounted to the present value using discount factors that consider the timing and risk of cash flows. We believe that this approach is appropriate because it provides a fair value estimate based on the reporting unit’s expected long-term operating cash flow performance. This approach also mitigates the impact of cyclical trends that occur in the industry. Fair value is estimated using internally developed forecasts, as well as commercial and discount rate assumptions. The discount rate used is the value-weighted average of our estimated cost of equity and of debt (“cost of capital”) derived using both known and estimated customary market metrics. Our weighted average cost of capital is adjusted to reflect a risk factor, if necessary. Other significant assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures and changes in future working capital requirements. While there are inherent uncertainties related to the assumptions used and to management’s application of these assumptions to this analysis, we believe that the income statement approach provides a reasonable estimate of the fair value of a reporting unit. The market valuation approach is used to further support our analysis. There was no impairment of goodwill for the years ended December 31, 2020, 2019 or 2018.

Goodwill and changes in the carrying amount of goodwill for the Electronics segment for the years ended December 31, 2020 and 2019 were as follows:

Balance at January 1, 2020	$35,874
Currency translation	3,230
Balance at December 31, 2020	$39,104

Balance at January 1, 2019	$36,717
Currency translation	(843)
Balance at December 31, 2019	$35,874

The Company’s cumulative goodwill impairment loss since inception was $300,083 at December 31, 2020 and 2019, which includes Stoneridge Brazil’s goodwill impairment in 2014 and goodwill impairment recorded by the Company’s Control Devices segment in 2008 and 2004.

Other Intangible Assets

Other intangible assets, net at December 31, 2020 and 2019 consisted of the following:

	Acquisition	Accumulated
As of December 31, 2020	cost	amortization	Net
Customer lists	$48,339	$(18,530)	$29,809
Tradenames	17,201	(6,290)	10,911
Technology	13,799	(8,079)	5,720
Capitalized software development	8,954	-	8,954
Total	$88,293	$(32,899)	$55,394

	Acquisition	Accumulated
As of December 31, 2019	cost	amortization	Net
Customer lists	$50,750	$(17,466)	$33,284
Tradenames	20,041	(6,687)	13,354
Technology	15,231	(7,353)	7,878
Capitalized software development	3,606	-	3,606
Total	$89,628	$(31,506)	$58,122

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

Other intangible assets, net at December 31, 2020 for customer lists, tradenames, technology and capitalized software development include $23,004, $4,678, $2,759 and $6,330, respectively, related to the Electronics segment. Customer lists, tradenames and technology of $6,804, $6,234 and $2,863, respectively, related to the Stoneridge Brazil segment at December 31, 2020. Capitalized software development and technology of $2,623 and $98 respectively, related to the Control Devices segment at December 31, 2020.

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

The Company recognized $5,399, $5,955 and $6,406 of amortization expense related to intangible assets in 2020, 2019 and 2018, respectively. Amortization expense is included as a component of SG&A on the consolidated statements of operations. Annual amortization expense for intangible assets is estimated to be approximately $5,200 for the years 2021 and 2022 and approximately $4,300 for the year 2023 through 2025. The weighted-average remaining amortization period is approximately 10 years.

For the year ended December 31, 2018, the Company recognized $202 of intangible impairment charge related to the Electronics segment customer lists as a result of the European Aftermarket restructuring as discussed in Note 13. There were no intangible impairment charges for the years ended December 31, 2020 or 2019.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

As of December 31	2020	2019
Compensation related liabilities	$21,852	$19,566
Product warranty and recall obligations	9,044	7,685
Other (A)	21,376	27,972
Total accrued expenses and other current liabilities	$52,272	$55,223
(A)	“Other” is comprised of miscellaneous accruals, none of which individually contributed a significant portion of the total.

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

The Tax Cuts and Jobs Act of 2017 (“Tax Legislation”) created a provision known as Global Intangible Low-Taxed Income (“GILTI”) that imposes a tax on certain earnings of foreign subsidiaries. The Company has made an accounting policy election to reflect GILTI taxes, if any, as a current period tax expense when incurred.

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

Foreign currency transactions are remeasured into the functional currency using translation rates in effect at the time of the transaction with the resulting adjustments included on the consolidated statements of operations within other (income) expense, net. These foreign currency transaction (gains) losses, including the impact of hedging activities, were $(997), $372 and $(487) for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Product Warranty and Recall Reserves

Amounts accrued for product warranty and recall claims are established based on the Company’s best estimate of the amounts necessary to settle existing and future claims on products sold as of the balance sheet dates. These accruals are based on several factors including past experience, production changes, industry developments and various other considerations. Our estimate is based on historical trends of units sold and claim payment amounts, combined with our current understanding of the status of existing claims and discussions with our customers. The key factors in our estimate are the stated or implied warranty period, the customer source, customer policy decisions regarding warranties and customers seeking to holding the Company responsible for their product warranties. The Company can provide no assurances that it will not experience material claims or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued. The current portion of the product warranty and recall reserve is included as a component of accrued expenses and other current liabilities on the consolidated balance sheets. Product warranty and recall includes $3,647 and $3,111 of a long-term liability at December 31, 2020 and 2019, respectively, which is included as a component of other long-term liabilities on the consolidated balance sheets.

The following provides a reconciliation of changes in the product warranty and recall reserve:

Year ended December 31	2020	2019
Product warranty and recall at beginning of period	$10,796	$10,494
Accruals for warranties established during period	5,898	7,131
Aggregate changes in pre-existing liabilities due to claim developments	1,794	1,037
Settlements made during the period	(6,297)	(7,600)
Foreign currency translation	500	(266)
Product warranty and recall at end of period	$12,691	$10,796

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

Design and Development Costs

Expenses associated with the development of new products, and changes to existing products, other than capitalized software development costs, are charged to expense as incurred, and are included in the Company’s consolidated statements of operations as a separate component of costs and expenses. These product development costs amounted to $49,386, $52,198 and $51,074 for the years ended December 31, 2020, 2019 and 2018, respectively, or 7.6%, 6.3% and 5.9% of net sales for these respective periods.

Research and Development Activities

The Company enters into research and development contracts with certain customers, which generally provide for reimbursement of costs. The Company incurred and was reimbursed for contracted research and development costs of $19,302, $15,096 and $16,540 for the years ended December 31, 2020, 2019 and 2018, respectively.

Share-Based Compensation

At December 31, 2020, the Company had two types of share-based compensation plans: (1) 2016 Long-Term Incentive Plan for employees and (2) the 2018 Amended and Restated Directors’ Restricted Shares Plan, for non-employee directors. See Note 8 for additional details on share-based compensation plans.

Total compensation expense recognized as a component of SG&A expense on the consolidated statements of operations for share-based compensation arrangements was $5,888, $6,191 and $5,632 for the years ended December 31, 2020, 2019 and 2018, respectively. The 2020 and 2019 amounts included accelerated expense associated with the retirement of eligible employees and the 2018 amount included the forfeiture of certain grants associated with employee resignations. There was no share-based compensation expense capitalized in inventory during 2020, 2019 or 2018. Share-based compensation expense is calculated using estimated volatility and forfeitures based on historical data, future expectations and the expected term of the share-based compensation awards.

Financial Instruments and Derivative Financial Instruments

Financial instruments, including derivative financial instruments, held by the Company include cash and cash equivalents, accounts receivable, accounts payable, long-term debt, interest rate swap agreement and foreign currency forward contracts. The carrying value of cash and cash equivalents, accounts receivable and accounts payable is considered to be representative of fair value because of the short maturity of these instruments. See Note 10 for fair value disclosures of the Company’s financial instruments.

Common Shares Held in Treasury

The Company accounts for Common Shares held in treasury under the cost method (applied on a FIFO basis) and includes such shares as a reduction of total shareholders’ equity.

(Loss) Earnings Per Share

Basic (loss) earnings per share was computed by dividing net (loss) income by the weighted-average number of Common Shares outstanding for each respective period. Diluted earnings per share was calculated by dividing net (loss) income by the weighted-average of all potentially dilutive Common Shares that were outstanding during the periods presented. However, for all periods in which the Company recognized a net loss, the Company did not recognize the effect of the potential dilutive securities as their inclusion would be anti-dilutive. Potential dilutive shares of 372,937 for the year ended December 31, 2020 were excluded from diluted loss per share because the effect would have been anti-dilutive.

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

Actual weighted-average Common Shares outstanding used in calculating basic and diluted net income per share were as follows:

	2020	2019	2018
Basic weighted-average Common Shares outstanding	27,024,571	27,791,799	28,402,227
Effect of dilutive shares	-	478,296	677,599
Diluted weighted-average Common Shares outstanding	27,024,571	28,270,095	29,079,826

There were 752,784, 566,337 and 628,220 performance-based right to receive Common Shares outstanding at December 31, 2020, 2019 and 2018. These performance-based restricted and right to receive Common Shares are included in the computation of diluted earnings per share based on the number of Common Shares that would be issuable if the end of the year were the end of the contingency period.

Deferred Financing Costs, net

Deferred financing costs are amortized over the life of the related financial instrument using the straight-line method, which approximates the effective interest method. Deferred finance cost amortization and debt discount accretion, for the years ended December 31, 2020, 2019 and 2018 was $506, $624 and $326, respectively, and is included as a component of interest expense, net in the consolidated statements of operations. In 2019, the Company capitalized $1,366 of deferred financing costs as a result of entering into the 2019 Credit Facility. In connection with the 2019 Credit Facility, the Company wrote off a portion of the previously recorded deferred financing costs of $275 in interest expense, net during the year ended December 31, 2019. In 2020, the Company capitalized an additional $1,079 of deferred financing costs as a result of entering into Amendment No. 1 to the 2019 Credit Facility. See Note 5 to the consolidated financial statements for additional details regarding the 2019 Credit Facility and related deferred financing costs.The Company has elected to continue to present deferred financing costs related to the Credit Facility within long-term assets in the Company’s consolidated balance sheets. Deferred financing costs, net, were $2,187 and $1,625, as of December 31, 2020 and 2019, respectively.

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

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

On March 3, 2020, under the new repurchase program the Company entered into a 10b-18 Agreement Letter (the “10b-18 Agreement”), with the Bank to purchase Company Common Shares, under purchasing conditions of Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended (“Rule 10b-18”), for up to $5,000. Under the terms of the 10b-18 Agreement, commencing March 3, 2020 and ending March 6, 2020, the Company received delivery of a total of 242,634 Company Common Shares for the amount of $4,995. These Common Shares became treasury shares and were recorded as a $4,995 reduction to shareholders’ equity as Common Shares held in treasury. In April 2020, the Company announced that it was temporarily suspending the share repurchase program in response to uncertainty surrounding the duration and magnitude of the impact of COVID-19.

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss for the years ended December 31, 2020 and 2019 were as follows:

	Foreign	Unrealized
	currency	gain (loss)
	translation	on derivatives	Total
Balance at January 1, 2020	$(91,472)	$-	$(91,472)
Other comprehensive income (loss) before reclassifications	2,677	(2,366)	311
Amounts reclassified from accumulated other comprehensive loss	-	1,526	1,526
Net other comprehensive income (loss), net of tax	2,677	(840)	1,837
Balance at December 31, 2020	$(88,795)	$(840)	$(89,635)

Balance at January 1, 2019	$(86,044)	$292	$(85,752)
Other comprehensive (loss) income before reclassifications	(5,428)	355	(5,073)
Amounts reclassified from accumulated other comprehensive loss	-	(647)	(647)
Net other comprehensive loss, net of tax	(5,428)	(292)	(5,720)
Balance at December 31, 2019	$(91,472)	$-	$(91,472)

Recently Adopted Accounting Standards

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The amendments in this update remove certain exceptions of Topic 740 including: exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or gain from other items; exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment; exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary; exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. There are also additional areas of guidance in regards to: franchise and other taxes partially based on income and the interim recognition of enactment of tax laws and rate changes. The provisions of this ASU are effective for years beginning after December 15, 2020, with early adoption permitted. The Company adopted this standard prospectively as of January 1, 2020 using the modified retrospective basis. The impact of the adoption was a reduction to deferred tax liabilities and an increase to retained earnings of $13,750 on the consolidated balance sheet as of December 31, 2020. The adoption of this standard did not have an impact on the Company’s consolidated results of operations and cash flows.

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The guidance in ASU 2018-15 clarifies the accounting for implementation costs in cloud computing arrangements. ASU 2018-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. The Company adopted this standard prospectively as of January 1, 2020 and it did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” The guidance in ASU 2018-13 changes disclosure requirements related to fair value measurements as part of the disclosure framework project. The disclosure framework project aims to improve the effectiveness of disclosures in the notes to the financial statements by focusing on requirements that clearly communicate the most important information to users of the financial statements. This guidance is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company adopted this standard as of January 1, 2020 and it did not have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments”, which requires measurement and recognition of expected credit losses for financial assets held and requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses. ASU 2016-13 is effective for public business entities for annual periods beginning after December 15, 2019. The guidance allows for various methods for measuring expected credit losses. The Company has elected to apply a historical loss rate based on historical write-offs by region, adjusted for current economic conditions and forecasts about future economic conditions that are reasonable and supportable. The Company adopted this standard as of January 1, 2020 and it did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted as of December 31, 2020

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance in ASU 2020-04 provides temporary optional expedient and exceptions to the guidance in U.S. GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”) (also known as the “reference rate reform”). The guidance allows companies to elect not to apply certain modification accounting requirements to contracts affected by the reference rate reform, if certain criteria are met. The guidance will also allow companies to elect various optional expedients which would allow them to continue to apply hedge accounting for hedging relationships affected by the reference rate reform, if certain criteria are met. The new standard was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. As of December 31, 2020, the Company has not yet had contracts modified due to rate reform.

3. Revenue

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

Electronics. Our Electronics segment designs and manufactures driver information systems, camera-based vision systems, connectivity and compliance products and electronic control units. These products are sold principally to the commercial vehicle market primarily through our OEM and aftermarket channels in the European and North American regions, and to a lesser extent, the Asia Pacific region. The camera-based vision systems and related products are sold principally to the off-highway vehicle market in the European and North American regions.

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

The following tables disaggregate our revenue by reportable segment and geographical location(1) for the periods ended December 31, 2020, 2019 and 2018:

	Control Devices			Electronics			Stoneridge Brazil			Consolidated
Year ended December 31	2020	2019	2018	2020	2019	2018	2020	2019	2018	2020	2019	2018
Net Sales:
North America	$261,967	$365,010	$395,148	$68,561	$92,623	$85,363	$-	$-	$-	$330,528	$457,633	$480,511
South America	-	-	-	-	-	-	47,663	67,534	80,175	47,663	67,534	80,175
Europe	29,679	22,467	14,727	184,579	236,994	255,400	-	-	-	214,258	259,461	270,127
Asia Pacific	50,930	44,083	31,422	4,627	5,578	3,964	-	-	-	55,557	49,661	35,386
Total net sales	$342,576	$431,560	$441,297	$257,767	$335,195	$344,727	$47,663	$67,534	$80,175	$648,006	$834,289	$866,199

(1)	Company sales based on geographic location are where the sale originates not where the customer is located.

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

Contract Balances

The Company had no material contract assets, contract liabilities or capitalized contract acquisition costs as of December 31, 2020 or 2019.

4. Investments

Minda Stoneridge Instruments Ltd.

The Company has a 49% equity interest in MSIL, a company based in India that manufactures electronics, instrumentation equipment and sensors primarily for the motorcycle, commercial vehicle and automotive markets. The investment is accounted for under the equity method of accounting. The Company’s investment in MSIL, recorded as a component of investments and other long-term assets, net on the consolidated balance sheets, was $13,547 and $12,701 as of December 31, 2020 and 2019, respectively. Equity in earnings of MSIL included in the consolidated statements of operations were $1,477, $1,578 and $2,038 for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Stoneridge Brazil had dividends payable to former noncontrolling interest holders of Brazilian real (“R$”) 24,154 ($6,010) as of December 31, 2019. The dividends payable balance included monetary correction of R$3,703 ($921) as of December 31, 2019, based on the Brazilian National Extended Consumer Price inflation index (“IPCA”). The dividend payable related to Stoneridge Brazil was recorded within other current liabilities on the consolidated balance sheet as of December 31, 2019. These dividends were paid in January 2020.

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

Other Investments

In December 2018, the Company entered into an agreement to make a $10,000 investment in a fund (“Autotech Fund II”) managed by Autotech Ventures (“Autotech”), a venture capital firm focused on ground transportation technology which is accounted for under the equity method of accounting. The Company’s $10,000 investment in the Autotech Fund II will be contributed over the expected ten year life of the fund.  The Company contributed $1,550 and $1,600 to the Autotech Ventures fund during the years ended December 31, 2020 and 2019, respectively. The Company has a 6.7% interest in Autotech Fund II. The Company recognized earnings (loss) of $59 and $(211) during the years ended December 31, 2020 and 2019, respectively. The Autotech Fund II investment recorded in investments and other long-term assets, net in the consolidated balance sheet was $3,436 and $1,827 as of December 31, 2020 and 2019, respectively.

5. Debt

			Interest rates at
Year ended December 31	2020	2019	December 31, 2020	Maturity
Revolving Credit Facility
Credit Facility	$136,000	$126,000	2.85%	June 2024

Debt
Stoneridge Brazil short-term obligations	1,561	-	5.64% - 8.80%	June 2021 - November 2021
Stoneridge Brazil long-term notes	-	972
Sweden short-term credit line	1,591	-	2.60%	January 2021
Suzhou short-term credit line	4,521	2,154	3.85% - 5.00%	September 2021
Total debt	7,673	3,126
Less: current portion	(7,673)	(2,672)
Total long-term debt, net	$-	$454

Revolving Credit Facility

On June 5, 2019, the Company entered into the Fourth Amended and Restated Credit Agreement (the “2019 Credit Facility”). The 2019 Credit Facility provides for a $400,000 senior secured revolving credit facility and it replaced and superseded the Third Amended and Restated Credit Agreement that provided for a $300,000 revolving credit facility. The 2019 Credit Facility has an accordion feature which allows the Company to increase the availability by up to $150,000 upon the satisfaction of certain conditions and includes a letter of credit subfacility, swing line subfacility and multicurrency subfacility. The 2019 Credit Facility has a termination date of June 5, 2024. In 2019, the Company capitalized $1,366 of deferred financing costs as a result of entering into the 2019 Credit Facility. In connection with the 2019 Credit Facility, the Company wrote off a portion of the previously recorded deferred financing costs of $275 in interest expense, net during the year ended December 31, 2019. Borrowings under the 2019 Credit Facility bear interest at either the Base Rate or the LIBOR rate, at the Company’s option, plus the applicable margin as set forth in the 2019 Credit Facility. The 2019 Credit Facility contains certain financial covenants that require the Company to maintain less than a maximum leverage ratio and more than a minimum interest coverage ratio.

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

Amendment No. 1 changes the leverage based LIBOR pricing grid through the maturity date and also provides for a LIBOR floor of 50 basis points on outstanding borrowings excluding any Specified Hedge Borrowings (as defined) which remain subject to a LIBOR floor of 0 basis points. As of December 31, 2020, Specified Hedge Borrowings were $50,000.

The Company capitalized an additional $1,079 of deferred financing costs as a result of entering into Amendment No. 1.

Borrowings outstanding on the 2019 Credit Facility, were $136,000 and $126,000 at December 31, 2020 and 2019, respectively.

The Company was in compliance with all credit facility covenants at December 31, 2020 and 2019.

The Company also had outstanding letters of credit of $1,720 and $1,768 at December 31, 2020 and 2019, respectively.

Debt

Stoneridge Brazil maintains short-term notes used for working capital purposes which have fixed or variable interest rates. The weighted-average interest rate of Stoneridge Brazil short-term debt at December 31, 2020 was 6.79%. Depending on the specific note, interest is payable either monthly or annually. Principal repayments of $1,561 on Stoneridge Brazil debt at December 31, 2020 are due in 2021.

In December 2019, Stoneridge Brazil established an overdraft credit line which allowed overdrafts on Stoneridge Brazil’s bank account up to a maximum level of R$5,000, or $1,244, at December 31, 2019. There was no balance outstanding on the overdraft credit line as of December 31, 2019. During the year ended December 31, 2020, the subsidiary borrowed and repaid R$7,150, or $1,306, prior to terminating the overdraft credit line.

The Company’s wholly-owned subsidiary located in Sweden, has an overdraft credit line which allows overdrafts on the subsidiary’s bank account up to a daily maximum level of 20,000 Swedish krona, or $2,435 and $2,136 at December 31, 2020 and 2019, respectively. At December 31, 2020 there was 13,072 Swedish krona, or $1,591, outstanding on this overdraft credit line. At December 31, 2019, there was no balance outstanding on this overdraft credit line. During the year ended December 31, 2020, the subsidiary borrowed 312,921 Swedish krona, or $38,092, and repaid 299,849 Swedish krona, or $36,501.

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

The Company’s wholly-owned subsidiary located in Suzhou, China, has two credit lines (the “Suzhou credit line”) which allow up to a maximum borrowing level of 50,000 Chinese yuan, or $7,663 at December 31, 2020, and 40,000 Chinese yuan, or $5,746 at December 31, 2019. At December 31, 2020 and 2019 there was $4,521 and $2,154, respectively, in borrowings outstanding on the Suzhou credit line with weighted-average interest rates of 4.32% and 4.80%, respectively. The Suzhou credit line is included on the consolidated balance sheet within current portion of debt. In addition, the Suzhou subsidiary has a bank acceptance draft line of credit which facilitates the extension of trade payable payment terms by 180 days. This bank acceptance draft line of credit allows up to a maximum borrowing level of 15,000 Chinese yuan, or $2,299 and $2,154, at December 31, 2020 and 2019, respectively. There was $414 and $150 utilized on the Suzhou bank acceptance draft line of credit at December 31, 2020 and 2019, respectively.

At December 31, 2020, the future maturities of the Credit Facility and debt were as follows:

Year ended December 31
2021	$7,673
2022	-
2023	-
2024	136,000
2025	-
Total	$143,673

6. Income Taxes

The income tax (benefit) expense included in the accompanying consolidated statement of operations represents federal, state and foreign income taxes. The components of (loss) income before income taxes and the (benefit) provision for income taxes consist of the following:

Year ended December 31	2020	2019	2018
(Loss) income before income taxes:
Domestic	$(25,403)	$30,464	$32,907
Foreign	14,679	37,929	32,151
Total (loss) income before income taxes	$(10,724)	$68,393	$65,058

Provision for income taxes:
Current:
Federal	$(3)	$(4,384)	$2,370
State and foreign	5,182	6,900	6,288
Total current expense	$5,179	$2,516	$8,658

Deferred:
Federal	$(8,512)	$6,780	$3,788
State and foreign	559	(1,194)	(1,236)
Total deferred (benefit) provision	(7,953)	5,586	2,552
Total income tax (benefit) provision	$(2,774)	$8,102	$11,210

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

A summary of the differences between the statutory federal income tax rate of 21.0% and the consolidated provision for income taxes is shown below.

Year ended December 31	2020	2019	2018
Statutory U.S. federal income tax (benefit) provision	$(2,252)	$14,363	$13,662
State income taxes, net of federal tax benefit	(647)	152	95
Tax credits and incentives	(2,791)	(6,297)	(5,159)
Foreign tax rate differential	90	1,347	710
Impact of change in enacted tax law	1,108	993	(848)
Change in valuation allowance	2,174	(138)	(1,922)
U.S. tax on foreign earnings	(433)	(3,373)	664
Compensation and benefits	362	(469)	839
Other (A)	(385)	1,524	3,169
(Benefit) provision for income taxes	$(2,774)	$8,102	$11,210

(A)	The amount for 2018 includes the impact of reducing tax attributes due to legal entity consolidation which is completely offset with change in valuation allowance.

Significant components of the Company’s deferred tax assets and liabilities were as follows:

As of December 31	2020	2019
Deferred tax assets:
Inventories	$1,858	$2,254
Employee compensation and benefits	2,306	2,105
Accrued liabilities and reserves	3,649	3,211
Property, plant and equipment	943	552
Tax loss carryforwards	12,307	7,536
Tax credit carryforwards	22,949	15,448
Lease liability	4,199	4,768
Other	897	582
Gross deferred tax assets	49,108	36,456
Less: Valuation allowance	(10,237)	(8,586)
Deferred tax assets less valuation allowance	38,871	27,870

Deferred tax liabilities:
Property, plant and equipment	(2,400)	(2,071)
Intangible assets	(13,630)	(14,846)
Outside basis difference in foreign subsidiary	-	(13,750)
Right-of-use-assets	(4,076)	(4,695)
Other	(4,793)	(375)
Gross deferred tax liabilities	(24,899)	(35,737)
Net deferred tax assets (liabilities)	$13,972	$(7,867)

The balance sheet classification of our net deferred tax asset (liability) is shown below:

Year ended December 31	2020	2019
Long-term deferred tax assets	$26,907	$4,663
Long-term deferred tax liabilities	(12,935)	(12,530)
Net deferred tax assets (liabilities)	$13,972	$(7,867)

The Company adopted ASU 2019-12,Income Taxes: Simplifying the Accounting for Income Taxes. As a result, the Company reversed a deferred tax liability of $13,750 related to its Stoneridge Brazil subsidiary that was previously a foreign equity method investment. The impact of adoption was recognized in retained earnings.

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

The Company has recognized deferred taxes related to foreign withholding taxes and the expected foreign currency impact upon repatriation from foreign subsidiaries not considered indefinitely reinvested. At December 31, 2020, the aggregate undistributed earnings of our foreign subsidiaries amounted to $52,715.

Based on the Company’s review of both positive and negative evidence regarding the realizability of deferred tax assets at December 31, 2020, a valuation allowance is recorded against certain deferred tax assets based upon the conclusion that it was more likely than not they would not be realized.

The Company generated federal net operating loss of $15,801 in 2020. The Company has net operating loss carry forwards of $74,474 and $30,991 for state and foreign tax jurisdictions, respectively. Federal net operating loss carryover is indefinite and be carried back for 5 years. The state net operating losses expire from 2024-2040 or have indefinite lives and the foreign net operating losses expire from 2021-2025 or have indefinite lives. The Company has general business and foreign tax credit carry forwards of $19,810, $1,792 and $1,348 for U.S. federal, state and foreign jurisdictions, respectively. The U.S. federal general business credits, if unused, begin to expire in 2025, and the state and foreign tax credits expire at various times.

The following is a reconciliation of the Company’s total gross unrecognized tax benefits:

	2020	2019	2018
Balance as of January 1	$3,449	$3,481	$3,645
Tax positions related to the current year:
Additions	-	-	-
Tax positions related to the prior years:
Reductions	-	(32)	(165)
Expirations of statutes of limitation	-	-	1
Balance as of December 31	$3,449	$3,449	$3,481

At December 31, 2020, the Company has classified $3,449 as a reduction to non-current deferred income tax assets. If the Company’s tax positions are sustained by the taxing authorities in favor of the Company, the amount that would affect the Company’s effective tax rate is approximately $3,449 at December 31, 2020 and 2019.

The Company classifies interest expense and, if applicable, penalties which could be assessed related to unrecognized tax benefits as a component of income tax expense. For the years ended December 31, 2020, 2019 and 2018, the Company recognized approximately $0, $(5) and $(13) of gross interest and penalties, respectively.

The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The following table summarizes the open tax years for each jurisdiction:

Jurisdiction	Open Tax Years
U.S. Federal	2017-2020
Argentina	2015-2020
Brazil	2014-2020
China	2017-2020
France	2017-2020
Germany	2016-2020
Italy	2015-2020
Mexico	2015-2020
Netherlands	2017-2020
Spain	2016-2020
Sweden	2015-2020
United Kingdom	2019-2020

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

7. Leases

Lessee

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

The components of lease expense are as follows:

Year ended December 31	2020	2019
Operating lease cost	$5,330	$5,740
Short-term lease cost	665	529
Variable lease cost	614	363
Total lease cost	$6,609	$6,632

Balance sheet information related to leases is as follows:

As of December 31	2020	2019
Assets:
Operating lease right-of-use assets	$18,944	$22,027

Liabilities:
Operating lease current liability, included in other current liabilities	$4,271	$4,556
Operating lease long-term liability	15,434	17,971
Total leased liabilities	$19,705	$22,527

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

Maturities of operating lease liabilities are as follows:

As of December 31	2020
2021	$4,873
2022	3,862
2023	3,627
2024	3,208
2025	2,444
Thereafter	5,707
Total future minimum lease payments	$23,721
Less: imputed interest	(4,016)
Total lease liabilities	$19,705

Weighted-average remaining lease term and discount rate for operating leases is as follows:

As of December 31	2020	2019
Weighted-average remaining lease term (in years)	6.33	6.71
Weighted-average discount rate	5.77%	5.75%

Other information:

Year ended December 31	2020	2019
Operating cash flows:
Cash paid related to operating lease obligations	$5,550	$5,558
Non-cash activity:
Right-of-use assets obtained in exchange for
operating lease obligations	$822	$6,065

Lessor

The Company, as lessor, has entered into a lease with a third-party lessee effective July 1, 2020, of its Canton, Massachusetts facility. In conjunction with the Canton restructuring plan outlined in Note 13, the Company ceased operations at this facility in March 2020. The Company recognizes lease income on a straight-line basis over the lease term, and the leased asset is included in property, plant and equipment, net in the consolidated balance sheet and depreciated to its estimated residual value over the remaining useful life of the assets. The carrying value of the leased facility is comprised of land of $1,225 and building and building improvements of $9,635, with accumulated depreciation of $7,637 as of December 31, 2020. The lease includes two optional extension terms of five years each. The Company recognized, in its Control Devices segment, operating and variable lease income from leases in our consolidated statements of operations of $674 and $199, respectively for the year ended December 31, 2020.

Maturities of future minimum lease payments to be received are as follows:

As of December 31	2020
2021	$1,544
2022	1,582
2023	1,622
2024	1,662
2025	1,704
Thereafter	3,083
Total future minimum lease payments to be received	$11,197

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

8. Share-Based Compensation Plans

In May 2016, the Company’s shareholders approved the 2016 Long-Term Incentive Plan (the “2016 Plan”) and reserved 1,800,000 Common Shares (of which the maximum number of Common Shares which may be issued). In May 2020, the Company’s shareholders approved an amendment to the 2016 Plan to increase by 1,100,000 the number of Common Shares authorized for issuance. The amendment to the 2016 Plan brought the total Common Shares available for issuance to 2,900,000. Under the 2016 Plan, as of December 31, 2020, the Company has granted 1,868,930 share units, of which 735,361 were time-based with cliff vesting using the straight-line method and 1,133,569 were performance-based. There are 1,326,299 shares available to be granted under the 2016 Plan at December 31, 2020.

In 2020, 2019 and 2018, pursuant to the 2016 Plan, the Company granted time-based share units and performance-based performance shares. The time-based share units cliff vest three years after the date of grant. The performance-based performance shares vest and are no longer subject to forfeiture upon the recipient remaining an employee of the Company for three years from the date of grant and, for a portion of the annual awards, upon the Company attaining certain targets of performance measured against a peer group’s three year performance in terms of total shareholder return and, for the remaining portion of the annual awards, upon achieving certain earnings per share targets and return on invested capital targets established by the Company during the performance period of the award.

The allocation of performance shares granted between total shareholder return, earnings per share and return on invested capital were as follows for the years ended December 31:

	2020	2019	2018
Total shareholder return	45%	45%	55%
Earnings per share	36%	36%	45%
Return on invested capital	18%	18%	-%

In April 2005, the Company adopted the Directors’ Restricted Shares Plan (the “Director Share Plan”) and reserved 500,000 Common Shares for issuance under the Director Share Plan. In May 2013, shareholders approved an amendment to the Director Share Plan to increase the number of shares for issuance by 200,000 to 700,000. In May 2018, the Company’s shareholders approved the 2018 Amended and Restated Director’s Restricted Shares Plan (the “2018 Director Share Plan”) to increase the number of shares for issuance by 150,000 to 850,000. Under the 2018 Director Share Plan, the Company has cumulatively issued 718,467 restricted Common Shares. As such, there are 131,533 restricted Common Shares available to be issued on December 31, 2020. Shares issued annually under the 2018 Director Share Plan are no longer subject to forfeiture one year after the date of grant.

Share Units and Performance Shares

The fair value of the non-vested time-based share unit awards was calculated using the market value of the Common Shares on the date of issuance. The weighted-average grant-date fair value of time-based share units granted during the years ended December 31, 2020, 2019 and 2018 was $17.78, $30.01 and $24.69, respectively.

The fair value of the non-vested performance-based performance share awards with a performance condition requiring the Company to obtain certain earnings per share and return on invested capital targets were estimated using the market value of the shares on the date of grant. The fair value of non-vested performance-based performance share awards with a market condition requiring the Company to obtain a total shareholder return target relative to a group of peer companies was estimated using a Monte Carlo valuation model taking into consideration the probability of achievement using multiple simulations. The awards that use earnings per share and return on invested capital as the performance target are expensed beginning when it is probable that the Company will meet the underlying performance condition.

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

A summary of the status of the Company’s non-vested share units and performance shares as of December 31, 2020 and the changes during the year then ended, are presented below:

	Time-based awards		Performance-based awards
		Weighted-		Weighted-
		average grant	Performance	average grant
	Share Units	date fair value	Shares	date fair value
Non-vested as of December 31, 2019	361,834	$25.84	566,336	$28.97
Granted	306,161	$17.78	409,686	$17.10
Vested	(128,144)	$22.13	(145,569)	$22.08
Forfeited or cancelled	(37,123)	$25.37	(77,670)	$24.37
Non-vested as of December 31, 2020	502,728	$21.89	752,783	$24.32

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

As of December 31, 2020, total unrecognized compensation cost related to non-vested time-based share units granted was $4,297. That cost is expected to be recognized over a weighted-average period of 1.40 years.

For the years ended December 31, 2020, 2019 and 2018, the total fair value of awards vested was $5,288, $12,376 and $12,577, respectively.

As of December 31, 2020, total unrecognized compensation cost related to non-vested performance shares granted was $628 for shares probable to vest. That cost is expected to be recognized over a weighted-average period of 1.45 years dependent upon the achievement of performance conditions. As noted above, the Company has issued and outstanding performance-based share units that use different performance targets (total shareholder return, earnings per share and return on invested capital).

The excess tax benefit realized from the vesting of share units and performance shares of the share-based payment arrangements was $46, $1,289 and $1,584 for the years ended December 31, 2020, 2019 and 2018, respectively.

9. Employee Benefit Plans

The Company has certain defined contribution profit sharing and 401(k) plans covering substantially all of its employees in the United States and Europe. The Company provides matching contributions to the Company’s 401(k) plan. Company contributions are generally discretionary. For the years ended December 31, 2020, 2019 and 2018, expenses related to these plans amounted to $3,812, $4,260 and $3,520, respectively.

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

10. Financial Instruments and Fair Value Measurements

Financial Instruments

A financial instrument is cash or a contract that imposes an obligation to deliver or conveys a right to receive cash or another financial instrument. The carrying values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. The fair value of debt approximates the carrying value of debt, due to the variable interest rate on the 2019 Credit Facility and the maturity of the remaining outstanding debt.

Derivative Instruments and Hedging Activities

On December 31, 2020, the Company had open Mexican peso-denominated foreign currency forward contracts. The Company used foreign currency forward contracts solely for hedging and not for speculative purposes during 2020 and 2019. Management believes that its use of these instruments to reduce risk is in the Company’s best interest. The counterparties to these financial instruments are financial institutions with investment grade credit ratings.

Foreign Currency Exchange Rate Risk

The Company conducts business internationally and, therefore, is exposed to foreign currency exchange rate risk. The Company uses derivative financial instruments as cash flow hedges to manage its exposure to fluctuations in foreign currency exchange rates by reducing the effect of such fluctuations on foreign currency denominated intercompany transactions, inventory purchases and other foreign currency exposures. The Company hedged the euro and Mexican peso currencies during 2020 and 2018 and, during 2019, the Company hedged only the Mexican peso. In addition, the Company hedged the U.S. dollar against the Swedish krona and euro on behalf of its European subsidiaries in 2018.

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

In certain instances, the foreign currency forward contracts may not qualify for hedge accounting or are not designated as hedges and, therefore, are marked-to-market with gains and losses recognized in the Company’s consolidated statements of operations as a component of other (income) expense, net. At December 31, 2020, all of the Company’s foreign currency forward contracts were designated as cash flow hedges.

The Company’s foreign currency forward contracts offset a portion of the gains and losses on the underlying foreign currency denominated transactions as follows:

Euro-denominated Foreign Currency Forward Contracts – Cash Flow Hedges

At December 31, 2017, the Company held foreign currency forward contracts with an underlying notional amount of $1,486 to reduce the exposure related to the Company’s euro-denominated intercompany loans. There were no contracts entered into as of December 31, 2020, 2019 or 2018 as these contracts were settled in December 2018. This euro-denominated foreign currency forward contract was not designated as a hedging instrument. For the year ended December 31, 2018, the Company recognized a gain of $73 in the consolidated statements of operations as a component of other (income) expense, net related to the euro-denominated contract.

U.S. dollar-denominated Foreign Currency Forward Contracts – Cash Flow Hedges

The Company entered into U.S. dollar-denominated currency contracts on behalf of one of its European Electronics subsidiaries, whose functional currency is the euro, and expired ratably on a monthly basis during 2020. There were no such contracts at December 31, 2019.

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

Mexican peso-denominated Foreign Currency Forward Contracts – Cash Flow Hedges

The Company holds Mexican peso-denominated foreign currency forward contracts with a notional amount at December 31, 2020 of $1,242 which expire ratably on a monthly basis from January 2021 to March 2021. There were no open Mexican peso-denominated foreign currency forward contracts at December 31, 2019.

The Company evaluated the effectiveness of the Mexican peso-denominated foreign currency forward contracts held as of December 31, 2020 and the year then ended, and concluded that the hedges were effective.

Interest Rate Risk

Interest Rate Risk – Cash Flow Hedge

On February 18, 2020, the Company entered into a floating-to-fixed interest rate swap agreement (the “Swap”) with a notional amount of $50,000 to hedge its exposure to interest payment fluctuations on a portion of its 2019 Credit Facility borrowings. The Swap was designated as a cash flow hedge of the variable interest rate obligation under the Company's 2019 Credit Facility that has a current balance of $136,000 at December 31, 2020. Accordingly, the change in fair value of the Swap is recognized in accumulated other comprehensive income (loss). The Swap agreement requires monthly settlements on the same days that the 2019 Credit Facility interest payments are due and has a maturity date of March 10, 2023, which is prior to the 2019 Credit Facility maturity date of June 4, 2024. Under the Swap terms, the Company pays a fixed interest rate and receives a floating interest rate based on the one-month LIBOR, with a floor. The critical terms of the Swap are aligned with the terms of the 2019 Credit Facility, resulting in no hedge ineffectiveness. The difference between amounts to be received and paid under the Swap is recognized as a component of interest expense, net on the consolidated statements of operations. The swap settlements increased interest expense by $433 for the year ended December 31, 2020.

The notional amounts and fair values of derivative instruments in the consolidated balance sheets were as follows:

			Prepaid expenses		Accrued expenses and
	Notional amounts (A)		and other current assets		other current liabilities
December 31	2020	2019	2020	2019	2020	2019
Derivatives designated as hedging instruments:
Cash flow hedges:
Forward currency contracts	$1,242	$-	$255	$-	$-	$-
Interest rate swap	$50,000	$-	$-	$-	$1,318	$-
(A)Notional amounts represent the gross contract of the derivatives outstanding in U.S. dollars.

Gross amounts recorded for the cash flow hedges in other comprehensive income (loss) and in net (loss) income for the years ended December 31 were as follows:

				Gain (loss) reclassified from
	Gain (loss) recorded in other			other comprehensive income
	comprehensive income (loss)			(loss) into net (loss) income (A)
	2020	2019	2018	2020	2019	2018
Derivatives designated as cash flow hedges:
Forward currency contracts	$(1,244)	$450	$1,967	$(1,499)	$820	$1,376
Interest rate swap	$(1,751)	$-	$-	$(433)	$-	$-
(A)	Gains (losses) reclassified from comprehensive income (loss) into net (loss) income recognized in COGS in the Company’s consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018 were $(1,146), $695 and $1,259, respectively. Gains (losses) reclassified from other comprehensive income (loss) into net (loss) income recognized in D&D in the Company’s consolidated statements of operations were $(29), $125 and $117 for the years ended December 31, 2020, 2019 and 2018, respectively. Gains (losses) reclassified from other comprehensive income (loss) into net (loss) income recognized in SG&A in the Company’s consolidated statements of operations were $(324), $0 and $0 for the years ended December 31, 2020, 2019 and 2018, respectively.

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

For the year ended December 31, 2020, the total net gain on the foreign currency contract cash flow hedges of $255 is expected to be included in COGS, SG&A and D&D within the next 12 months. Of the total net loss on the interest rate swap cash flow hedge, $591 of loss is expected to be included in interest expense, net within the next 12 months and $727 of losses are expected to be included in interest expense, net in subsequent periods.

Cash flows from derivatives used to manage foreign exchange and interest rate risks are classified as operating activities within the consolidated statements of cash flows.

The Company has measured the ineffectiveness of the forward currency contracts and any amounts recognized in the consolidated financial statements were immaterial for the years ended December 31, 2020, 2019 and 2018.

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

December 31		2020			2019
		Fair values estimated using
	Fair	Level 1	Level 2	Level 3
	value	inputs	inputs	inputs	Fair value
Financial assets carried at fair value:
Forward currency contract	$255	$-	$255	$-	$-
Total financial assets carried at fair value	$255	$-	$255	$-	$-

Financial liabilities carried at fair value:
Interest rate swap	$1,318	$-	$1,318	$-	$-
Earn-out consideration	5,813	-	-	5,813	12,011
Total financial liabilities carried at fair value	$7,131	$-	$1,318	$5,813	$12,011

The following table sets forth a summary of the change in fair value of the Company’s Level 3 financial liabilities related to earn-out consideration that are measured at fair value on a recurring basis.

	Stoneridge Brazil	Total
Balance at December 31, 2019	$12,011	$12,011
Change in fair value	(3,196)	(3,196)
Foreign currency adjustments	(3,002)	(3,002)
Balance at December 31, 2020	$5,813	$5,813

	Orlaco	Stoneridge Brazil	Total
Balance at December 31, 2018	$8,602	$10,070	$18,672
Change in fair value	-	2,308	2,308
Foreign currency adjustments	(128)	(367)	(495)
Earn-out consideration cash payment	(8,474)	-	(8,474)
Balance at December 31, 2019	$-	$12,011	$12,011

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

The Company will be required to pay the Stoneridge Brazil earn-out consideration, which is not capped, based on Stoneridge Brazil’s financial performance in either 2020 or 2021. The fair value of the Stoneridge Brazil earn-out consideration is based on discounted cash flows utilizing forecasted earnings before interest, depreciation and amortization (“EBITDA”) in 2020 or 2021 using the key inputs of forecasted sales and expected operating income reduced by the market required rate of return. The former Stoneridge Brazil owners may choose either the 2020 or 2021 financial performance period to be used to determine the earn-out consideration payment. The former Stoneridge Brazil owners must choose the 2020 financial performance period by March 31, 2021 otherwise the 2021 financial performance period will automatically be used. The Company has assigned a zero probability that the former owners will choose the 2020 performance period given Stoneridge Brazil’s financial performance has been negatively impacted by COVID-19. As such, the earn-out fair value assumes 2021 financial performance will be the basis for the earn-out consideration obligation. The earn-out consideration obligation related to Stoneridge Brazil is recorded within other long-term liabilities in the consolidated balance sheets as of December 31, 2020 and 2019.

The change in fair value of the earn-out consideration for Stoneridge Brazil was due to updated financial performance projections and favorable foreign currency translation offset by the reduced time from the current period end to the payment date. The change in fair value of the Stoneridge Brazil earn-out consideration was recorded in SG&A expense and the foreign currency impact was included in other (income) expense, net in the consolidated statements of operations.

The fair value of the Orlaco earn-out consideration was based on a Monte Carlo simulation utilizing forecasted EBITDA for the 2017 and 2018 earn-out period as well as a growth rate reduced by the market required rate of return.

The Orlaco earn-out consideration reached the capped amount of €7,500 as of the quarter ended March 31, 2018 due to actual performance exceeding forecasted performance and remained at the capped amount until it was paid out in March 2019. The payment of the Orlaco earn-out consideration of $8,474 was paid in March 2019 and recorded in the consolidated statement of cash flows within operating and financing activities in the amounts of $5,080 and $3,394, respectively, for the year ended December 31, 2019.

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the year ended December 31, 2020.

No non-recurring fair value adjustments were required for nonfinancial assets for the years ended December 31, 2020 and 2019.

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

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

On May 19, 2020, the Company committed to the strategic exit of its Control Devices particulate matter (“PM”) sensor product line. As a result of the strategic exit of the PM sensor product line the Company determined an impairment indicator existed and performed a recoverability test of the related long-lived assets. The Company identified that there are two asset groups comprised of PM sensor fixed assets at the Company’s Lexington, Ohio and Tallinn, Estonia facilities. As a result of the recoverability test performed, the Company determined that the undiscounted cash flows did not exceed the carrying value of the PM sensor fixed assets at the Company’s Tallinn, Estonia facility. As such, an impairment loss of $2,326 was recorded based on the difference between the fair value and the carrying value of the assets. The Company used the income approach to determine the fair value of the PM sensor fixed assets at the Tallinn, Estonia facility. During the year ended December 31, 2020, the impairment loss of $2,326 was recorded on the Company’s condensed consolidated statement of operations within SG&A expense. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

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

As a result of environmental studies performed at the Company’s former facility located in Sarasota, Florida, the Company became aware of soil and groundwater contamination at this site. The Company engaged an environmental engineering consultant to assess the level of contamination and to develop a remediation and monitoring plan for the site. Soil remediation at the site was completed during the year ended December 31, 2010. Upon approval of the remedial action plan by the Florida Department of Environmental Protection, ground water remediation began in the fourth quarter of 2015. During the year ended December 31, 2020 environmental remediation costs incurred were $128 and were immaterial for the years ended December 31, 2019 and 2018. At December 31, 2020 and 2019, the Company had accrued an undiscounted liability of $180 and $82, respectively, related to future remediation costs which were recorded as a component of accrued expenses and other current liabilities on the consolidated balance sheets. Costs associated with the recorded liability will be incurred to complete the groundwater remediation and monitoring. The recorded liability is based on assumptions in the remedial action plan. Although the Company sold the Sarasota facility and related property in December 2011, the liability to remediate the site contamination remains the responsibility of the Company. Due to the ongoing site remediation, the Company is currently required to maintain a $1,489 letter of credit for the benefit of the buyer.

The Company’s Stoneridge Brazil subsidiary has civil, labor and other tax contingencies (excluding income tax) for which the likelihood of loss is deemed to be reasonably possible, but not probable, by the Company’s legal advisors in Brazil. As a result, no provision has been recorded with respect to these contingencies, which amounted to R$43,736 ($8,416) and R$29,700 ($7,300) at December 31, 2020 and 2019, respectively. An unfavorable outcome on these contingencies could result in significant cost to the Company and adversely affect its results of operations.

On August 12, 2020, the Brazilian Administrative Counsel for Economic Defense (“CADE”) issued a ruling against Stoneridge Brazil for abuse of dominance and market foreclosure through its prior use of exclusivity provisions in agreements with its distributors. The CADE tribunal imposed a R$7,995 ($1,538) fine which is included in the reasonably possible contingencies noted above. The Company is challenging this ruling in Brazilian federal court to reverse this decision by the CADE tribunal.

Insurance Recoveries

The Company incurred losses and incremental costs related to the damage to assets caused by a storm at its Mexican production facility in the fourth quarter of 2016 and pursued recovery of such costs under applicable insurance policies. As of December 31, 2020, the claims have been resolved and the case has been closed with our insurance providers.

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

Loss recoveries related to the damage of inventory and incremental costs included in COGS were not significant for the years ended December 31, 2020, 2019 and 2018, and there were no loss recoveries and insurance gain contingencies related to the damage of property, plant and equipment included within SG&A expense. As of December 31, 2017, the Company had confirmation of the open insurance claim and recorded a receivable of $1,644. The cash payment was subsequently received in January 2018. Cash proceeds related to the damage of inventory and incremental costs were $241 for the year ended December 31, 2018 and were included in cash flows from operating activities. Cash proceeds related to the damage of property, plant and equipment of $1,403 for the year ended December 31, 2018 were included in cash flows from investing activities. Cash proceeds received during the year ended December 21, 2019 were immaterial and there were no cash proceeds received during the year ended December 31, 2020.

Brazilian Indirect Tax

In March 2017, the Supreme Court of Brazil issued a decision concluding that a certain state value added tax should not be included in the calculation of federal gross receipts taxes. The decision reduced Stoneridge Brazil’s gross receipts tax prospectively and, potentially, retrospectively. In April 2019, the Company received judicial notification that the Superior Judicial Court of Brazil rendered a favorable decision on Stoneridge Brazil’s case granting the Company the right to recover, through offset of federal tax liabilities, amounts collected by the government from June 2010 to February 2017. Based on the Company’s determination that these tax credits will be used prior to expiration, we recorded a pre-tax benefit of $6,473 as a reduction to SG&A expense which is inclusive of related interest income of $2,392, net of applicable professional fees of $990 in the year ended December 31, 2019. In January 2020, the Company received administrative approval and is now offsetting eligible federal tax with these tax credits.

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

12. Headquarter Relocation and Consolidation

During the fourth quarter of 2016, the Company relocated its corporate headquarters from Warren, Ohio to Novi, Michigan and consolidated its other corporate functions into one location. As a result, the Company incurred headquarter relocation costs recorded within SG&A expense, which included employee retention and relocation expense of $269 for the year ended December 31, 2018. There were no headquarter relocation costs incurred in 2020 or 2019.

In connection with the headquarter relocation, the Company was approved for a Michigan Business Development Program grant of up to $1,400 based upon the number of new jobs created in Michigan through 2022. As a result of the attainment of certain milestones, grant income of $429 and $312 was recognized during the years ended December 31, 2019 and 2018, respectively, within SG&A expense in the consolidated statements of operations. There was no grant income recognized during the year ended December 31, 2020.

13. Restructuring and Business Realignment

On May 19, 2020, the Company committed to the strategic exit of its Control Devices particulate matter (“PM”) sensor product line. The decision to exit the PM sensor product line was made after consideration of the decline in the market outlook for diesel passenger vehicles, the current and expected profitability of the product line and the Company’s strategic focus on aligning resources with the greatest opportunities. The Company expects the exit from the PM sensor product line to be completed in the fourth quarter of 2021.

As a result of the PM sensor restructuring actions, the Company recognized expense of $3,428 for the year ended December 31, 2020 for non-cash fixed asset charges, including impairment and accelerated depreciation of PM sensor related fixed assets and other related costs. For the year ended December 31, 2020 restructuring related costs of $817 and $2,611 were recognized in COGS and SG&A, respectively. The estimated range of additional cost of the plan to exit the PM sensor product line, that will impact the Control Devices segment, is approximately $2,800 and $6,330 and is related to employee severance and termination costs, contract terminations costs, other related costs such as potential commercial and supplier settlements and accelerated depreciation. We anticipate that these costs will be incurred through the fourth quarter of 2021.

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

The expenses for the exit of the PM sensor line that relate to the Control Devices reportable segment include the following:

	Accrual as of	2020 Charge	Utilization		Accrual as of
	January 1, 2020	to Expense	Cash	Non-Cash	December 31, 2020
Fixed asset impairment and accelerated depreciation	$-	$3,326	$-	$(3,326)	$-
Other related costs	-	102	(102)	-	-
Total	$-	$3,428	$(102)	$(3,326)	$-

On January 10, 2019, the Company committed to a restructuring plan that resulted in the closure of the Canton, Massachusetts facility (“Canton Facility”) on by March 31, 2020 and the consolidation of manufacturing operations at that site into other Company locations (“Canton Restructuring”). Company management informed employees at the Canton Facility of this restructuring decision on January 11, 2019. The costs for the Canton Restructuring included employee severance and termination costs, contract terminations costs, professional fees and other related costs such as moving and set-up costs for equipment and costs to restore the engineering function previously located at the Canton Facility.

As a result of the Canton Restructuring actions, the Company recognized expense of $2,978 and $12,530 for the years ended December 31, 2020 and 2019, respectively, for employee termination benefits and other restructuring related costs. For the year ended December 31, 2020 severance and other restructuring related costs of $1,659, $551 and $768 were recognized in COGS, SG&A and D&D, respectively, in the consolidated statement of operations. For the year ended December 31, 2019 severance and other related restructuring costs of $7,625, $1,526 and $3,379 were recognized in COGS, SG&A and D&D, respectively, in the consolidated statement of operations. The estimated additional cost of this restructuring plan, that will impact the Control Devices segment, is immaterial.

The expenses for the Canton Restructuring that relate to the Control Devices reportable segment include the following:

	Accrual as of	2020 Charge	Utilization		Accrual as of
	January 1, 2020	to Expense	Cash	Non-Cash	December 31, 2020
Employee termination benefits	$2,636	$1,119	$(3,590)	$-	$165
Other related costs	-	1,859	(1,859)	-	-
Total	$2,636	$2,978	$(5,449)	$-	$165

	Accrual as of	2019 Charge	Utilization		Accrual as of
	January 1, 2019	to Expense	Cash	Non-Cash	December 31, 2019
Employee termination benefits	$-	$8,088	$(5,452)	$-	$2,636
Other related costs	-	4,442	(4,442)	-	-
Total	$-	$12,530	$(9,894)	$-	$2,636

In the fourth quarter of 2018, the Company undertook restructuring actions for the Electronics segment affecting the European Aftermarket business and China operations. In the second quarter of 2020, the Company finalized plans to move its European Aftermarket sales activities in Dundee, Scotland to a new location which resulted in incurring contract termination costs as well as employee severance and termination costs. In addition, the Company announced a restructuring program to transfer the European production of its controls product line to China. As a result of these actions, the Company recognized expense of $2,400, $603 and $3,539 respectively, for the years ended December 31, 2020, 2019 and 2018 for employee severance and termination costs, contract termination costs, non-cash fixed asset charges for accelerated depreciation of fixed assets and other related costs. Electronics segment restructuring costs recognized in COGS, SG&A and D&D in the consolidated statement of operations for the year ended December 31, 2020 were $147, $1,774 and $479, respectively. Electronics segment restructuring costs were recorded in SG&A in the consolidated statements of operations for the year ended December 31, 2019. Excess and obsolete inventory write-offs of $823 were recognized in COGS for the year ended December 31, 2018 and all other restructuring costs were recognized in SG&A in the consolidated statement of operations. The Company expects to incur approximately $200 of additional restructuring costs related to the actions through the second quarter of 2021.

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

The expenses for the restructuring activities that relate to the Electronics reportable segment include the following:

	Accrual as of	2020 Charge to	Utilization		Accrual as of
	January 1, 2020	Expense	Cash	Non-Cash	December 31, 2020
Employee termination benefits	$52	$1,034	$(859)	$-	$227
Contract termination costs	-	452	(452)	-	-
Other related costs	-	914	(914)	-	-
Total	$52	$2,400	$(2,225)	$-	$227

	Accrual as of	2019 Charge to	Utilization		Accrual as of
	January 1, 2019	Expense	Cash	Non-Cash	December 31, 2019
Employee termination benefits	$520	$(18)	$(453)	$3	$52
Accelerated depreciation	-	289	-	(289)	-
Contract termination costs	17	9	(26)	-	-
Other related costs	119	323	(442)	-	-
Total	$656	$603	$(921)	$(286)	$52

	Accrual as of	2018 Charge to	Utilization		Accrual as of
	January 1, 2018	Expense	Cash	Non-Cash	December 31, 2018
Employee termination benefits	$-	$1,939	$(1,419)	$-	$520
Excess and obsolete inventory	-	823	-	(823)	-
Intangible impairment	-	200	-	(200)	-
Fixed asset impairment	-	157	-	(157)	-
Contract termination costs	-	156	(139)	-	17
Other related costs	-	264	(145)	-	119
Total	$-	$3,539	$(1,703)	$(1,180)	$656

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

Business realignment charges by reportable segment were as follows:

Year ended December 31	2020	2019	2018
Control Devices (A)	$1,752	$682	$169
Electronics (B)	1,690	99	63
Stoneridge Brazil (C)	234	-	478
Unallocated Corporate (D)	361	1,048	-
Total business realignment charges	$4,037	$1,829	$710
(A)	Severance costs for the year ended December 31, 2020 related to COGS, D&D and SG&A were $724, $283 and $745, respectively. Severance costs for the year ended December 31, 2019 related to SG&A were $682. Severance costs for the year ended December 31, 2018 related to D&D and SG&A were $128 and $41, respectively.
(B)	Severance costs for the year ended December 31, 2020 related to COGS, D&D and SG&A were $383, $402 and $905, respectively. Severance costs for the year ended December 31, 2019 related to SG&A were $99. Severance costs for the year ended December 31, 2018 related to SG&A were $63.
(C)	Severance costs for the year ended December 31, 2020 related to COGS and SG&A were $124 and $110, respectively. Severance costs for the year ended December 31, 2018 related to COGS, SG&A and D&D were $63, $387 and $28, respectively.
(D)	Severance costs for the years ended December 31, 2020 and 2019 related to SG&A were $361 and $1,048, respectively.

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

Business realignment charges classified by statement of operations line item were as follows:

Year ended December 31	2020	2019	2018
Cost of goods sold	$1,231	$-	$63
Selling, general and administrative	2,121	1,829	491
Design and development	685	-	156
Total business realignment charges	$4,037	$1,829	$710

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

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

A summary of financial information by reportable segment is as follows:

Year ended December 31	2020	2019	2018
Net Sales:
Control Devices	$342,576	$431,560	$441,297
Inter-segment sales	5,475	6,438	8,348
Control Devices net sales	348,051	437,998	449,645
Electronics	257,767	335,195	344,727
Inter-segment sales	24,027	33,735	37,126
Electronics net sales	281,794	368,930	381,853
Stoneridge Brazil	47,663	67,534	80,175
Inter-segment sales	-	6	2
Stoneridge Brazil net sales	47,663	67,540	80,177
Eliminations	(29,502)	(40,179)	(45,476)
Total net sales	$648,006	$834,289	$866,199
Operating (Loss) Income:
Control Devices	$22,072	$73,327	$64,191
Electronics	(3,672)	25,006	28,236
Stoneridge Brazil	3,766	6,539	4,989
Unallocated Corporate (A)	(29,830)	(33,591)	(30,412)
Total operating (loss) income	$(7,664)	$71,281	$67,004
Depreciation and Amortization:
Control Devices	$15,377	$13,397	$11,914
Electronics	10,501	9,872	8,982
Stoneridge Brazil	4,766	6,338	7,443
Unallocated Corporate	2,592	1,252	852
Total depreciation and amortization (B)	$33,236	$30,859	$29,191
Interest Expense, net:
Control Devices	$343	$811	$76
Electronics	612	350	85
Stoneridge Brazil	29	208	824
Unallocated Corporate	5,140	2,955	3,735
Total interest expense, net	$6,124	$4,324	$4,720
Capital Expenditures:
Control Devices	$11,760	$12,646	$16,737
Electronics	11,617	15,476	5,965
Stoneridge Brazil	2,839	5,003	3,242
Unallocated Corporate(C)	1,444	2,699	3,083
Total capital expenditures	$27,660	$35,824	$29,027

As of December 31	2020	2019
Total Assets:
Control Devices	$194,433	$191,491
Electronics	303,914	285,027
Stoneridge Brazil	61,350	89,393
Corporate (C)	390,851	358,766
Eliminations	(329,140)	(322,468)
Total assets	$621,408	$602,209

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

The following table presents net sales and long-term assets for the geographic areas in which the Company operates:

Year ended December 31	2020	2019	2018
Net Sales:
North America	$330,528	$457,633	$480,511
South America	47,663	67,534	80,175
Europe and Other	269,815	309,122	305,513
Total net sales	$648,006	$834,289	$866,199

As of December 31	2020	2019
Long-term Assets:
North America	$110,330	$87,430
South America	33,785	52,518
Europe and Other	142,629	130,995
Total long-term assets	$286,744	$270,943
(A)	Unallocated Corporate expenses include, among other items, accounting/finance, human resources, information technology and legal costs as well as share-based compensation.

(B)	These amounts represent depreciation and amortization on property, plant and equipment and certain intangible assets.

(C)	Assets located at Corporate consist primarily of cash, intercompany receivables, fixed and leased assets for the headquarter building, information technology assets, equity investments and investments in subsidiaries.

15. Unaudited Quarterly Financial Data

The following is a summary of quarterly results of operations:

				Quarter ended
2020	December 31	September 30	June 30	March 31
Net sales	$189,731	$175,764	$99,545	$182,966
Gross profit	49,550	45,995	13,254	45,397
Operating income (loss)	5,673	9,827	(26,823)	3,659
Income tax expense (benefit)	920	1,814	(6,721)	1,213
Net income (loss)	3,580	6,714	(21,734)	3,490
Earnings (loss) per share:
Basic (A)	$0.13	$0.25	$(0.81)	$0.13
Diluted (A)	$0.13	$0.25	$(0.81)	$0.13

				Quarter ended
2019	December 31	September 30	June 30 (B)	March 31
Net sales	$190,365	$203,386	$222,241	$218,297
Gross profit	44,198	51,855	56,827	60,853
Operating income	1,073	9,323	49,186	11,699
Income tax (benefit) expense	(4,249)	1,450	9,066	1,835
Net income	4,209	6,661	39,764	9,657
Earnings per share:
Basic (A)	$0.15	$0.24	$1.43	$0.34
Diluted (A)	$0.15	$0.24	$1.41	$0.33
(A)	Earnings per share for the year may not equal the sum of the four historical quarters earnings per share due to changes in weighted-average basic and diluted shares outstanding.
(B)	The Company recognized a gain on disposal of Non-core Products in our Control Devices segment, net of $33,599 in the quarter ended June 30, 2019. See Note 2 to the Company’s consolidated financial statements for further information.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

The following schedule provides the activity for accounts receivable reserves and valuation allowance for deferred tax assets for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Balance at	Charged to
	beginning of	costs and		Balance at
	period	expenses (income)	Write-offs	end of period
Accounts receivable reserves:
Year ended December 31, 2020	$1,289	$1,130	$(1,602)	$817
Year ended December 31, 2019	1,243	1,126	(1,080)	1,289
Year ended December 31, 2018	1,109	1,244	(1,110)	1,243

		Net additions	Exchange rate
	Balance at	charged to	fluctuations
	beginning of	expense	and other	Balance at
	period	(benefit)	items	end of period
Valuation allowance for deferred tax assets:
Year ended December 31, 2020	$8,586	$2,174	$(523)	$10,237
Year ended December 31, 2019	8,962	(138)	(238)	8,586
Year ended December 31, 2018	11,986	(1,922)	(1,102)	8,962

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2020, an evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s PEO and PFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). In evaluating the Company’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Under the supervision and with the participation of our management, including the PEO and PFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2020. Based on our evaluation under the framework in Internal Control-Integrated Framework (2013 Framework), our management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Ernst & Young LLP, an independent registered public accounting firm, as auditor of the Company’s financial statements, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2020. Ernst & Young’s report is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal controls over financial reporting during the quarter ended December 31, 2020 that has materially or is reasonably likely to materially affect internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Stoneridge, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Stoneridge, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Stoneridge, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule of the Company and our report dated February 24, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Detroit, Michigan

February 24, 2021

Item 9B. Other Information.

Change in Control Agreements

On February 22, 2021, each of the following executive officers entered into a new Change in Control Agreement (the “CIC Agreement”) with the Company: Thomas M. Dono Jr, Robert R. Krakowiak and Laurent Borne. The CIC Agreement is designed to provide for continuity of management in the event of change in control of the Company. The Company believes that it is important for the Company’s executive officer to be able to react neutrally to a potential change in control and not be influenced by personal financial concerns.  For these executive officers, the CIC Agreement sets a level of benefits, as described below, to remain competitive with our select peer group.  All payments under the CIC Agreement are conditioned on a customary non-compete, non-solicitation and non-disparagement agreement. There is no excise tax gross-up payment under the CIC Agreement. The CIC Agreement is “double trigger” agreement meaning that in order for the executive officers to receive a payment and other benefits both of the following must occur: (1) a change in control of the Company, and (2) a triggering event within two years of a change in control where (a) the Company separates the executive officer other than in the case of a termination for cause (as defined), or (b) the executive officer separates from service from the Company for good reason (as defined).  Under the CIC Agreement if the events set forth above occur and the executive delivers a release to the Company, the Company will be obligated to pay the applicable executive officers (1) an amount equal to two times the greater of the executive officer’s annual base salary at the time of a triggering event or at the time of the occurrence of a change in control, (2) an amount equal to two times the greater of the executives officer’s target annual incentive award at the time of termination or the actual incentive award received for the fiscal year prior to termination, and (3) an amount equal to the pro rata amount of annual incentive compensation the executive officer would have been entitled to at the time of a triggering event calculated based on the performance goals that were achieved in the year in which the triggering event occurred. In addition, the executive officer will be provided continued life and health insurance benefits for twenty-four months following termination.

The material amendments to the prior Change in Control agreements are that the new CIC Agreement changes (i) changes the defined term “Executives Annual Bonus” to mean the greater of the target annual incentive award at the time of termination or the actual incentive award received for the year prior to termination, and (ii) the provisions related to payment in connection total compensation in excess of the safe harbor amount of Section 208G of the Internal Revenue Code so that the covered executive will receive the greater of safe harbor amount (as defined) or aggregate parachute value (as defined) of the total payments (as defined) less applicable excise tax. The prior Change in Control Agreements with Thomas M. Dono Jr, Robert R. Krakowiak and Laurent Borne are superseded and replaced by the new CIC Agreement described above. The above summary of the CIC Agreement is qualified in its entirety by reference to the full text of the CIC Agreement, a copy of which are filed as an exhibit to this Form 10-K and incorporated herein by reference.

Amendment to Jonathan DeGaynor Employment Agreement

On February 23, 2021, the Company and Jonathan B. DeGaynor (“DeGaynor”) entered into an amendment (the “Amendment”) to DeGaynor’s March 16, 2015 Employment Agreement (the “Employment Agreement”). The Amendment also amended the Change in Control Agreement, also dated March 16, 2015, by and between DeGaynor and the Company (the, “DeGaynor CIC Agreement”). The CIC Agreement is attached as Appendix C to the Employment Agreement.

The Amendment was designed to conform the Employment Agreement and the DeGaynor CIC Agreement to other compensation plans and practices applicable to the Company’s other executive officers in terms of the vesting of equity-based awards under the Company’s Long-Term Incentive Plan and the treatment of certain payments in the event of a Company change in control. The material changes made by the Amendment (i) eliminate automatic (single trigger) vesting of equity-based awards under the Company’s Long-Term Incentive Plan pursuant to the Employment Agreement so that all current and future awards under the Company’s Long-Term Incentive Plan will be subject to “double trigger” vesting in the event of a change in control, and (ii) adjusts the provisions related to payment in connection total compensation in excess of the safe harbor amount of Section 208G of the Internal Revenue Code so that DeGaynor will receive the greater of safe harbor amount (as defined) or aggregate parachute value (as defined) of the total payments (as defined) less applicable excise tax.

The Employment Agreement will be automatically renewed for one year every year unless notice of termination is delivered by either party before the end of the then current term. The Employment Agreement provides the payment of an annual base salary of $500,000; participation in the Company’s annual incentive plan (“AIP”) at a target of 100% of base salary (since 2015 both DeGaynor’s base salary and AIP percentage target have been increased by the Board’s Compensation Committee as result of regular, annual merit pay increases – in 2019, DeGaynor’s base salary was $825,000 and his AIP base salary target was 103%); relocation benefits; a monthly car allowance; and participation in the Company’s customary benefit plans for senior executive officers.  Under the Employment Agreement if DeGaynor is terminated by the Company without cause or he terminates the Employment Agreement and his employment for good reason, the Company will be obligated to pay him severance in equal to his annual base salary and target annual incentive.  In addition, upon a termination without cause (or good reason termination) the Company must continue to cover his health and welfare benefits for a period of twelve months following such termination. In connection with the Employment Agreement, DeGaynor and the Company entered in the DeGaynor CIC Agreement. Under the DeGaynor CIC Agreement, if within two years after a Change in Control (as defined in the DeGaynor CIC Agreement) DeGaynor is terminated without cause or resigns for good reason then the Company shall be obligated to pay DeGaynor a lump sum cash payment equal to the sum of two times DeGaynor’s annual salary, plus two times his annual bonus, plus his pro rata annual bonus. The Company shall also be obligated to continue DeGaynor’s health and welfare benefits for twenty-four months.

DeGaynor is entitled to be nominated each year for election to serve on the Company’s Board of Directors under the Employment Agreement. The Employment Agreement also contains certain other customary provisions for employment agreements, such as covenants by DeGaynor regarding non-competition and non-solicitation and use of confidential information and a release obligation as a condition to severance payments.

The above summaries of the Employment Agreement, the DeGaynor CIC Agreement and the Amendment are qualified in their entirety by references to the full text of such agreements or amendment, copies of which are filed as exhibits to this Form 10-K and incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 regarding our directors is incorporated by reference to the information under the sections and subsections entitled, “Proposal One: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 11, 2021. The information required by this Item 10 regarding our executive officers appears as a Supplementary Item following Item 1 under Part I, hereof.

Item 11. Executive Compensation.

The information required by this Item 11 is incorporated by reference to the information under the sections and subsections “Compensation Committee,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Executive Compensation” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 11, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 (other than the information required by Item 201(d) of Regulation S-K which is set forth below) is incorporated by reference to the information under the heading “Security Ownership of Certain Beneficial Owners and Management” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 11, 2021.

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

Equity compensation plan information as of December 31, 2020 is as follows:

Number of securities remaining available for future issuance under equity compensation plans (A)
Equity compensation plans approved by shareholders	1,457,832
Equity compensation plans not approved by shareholders	-
(A)	Excludes 1,207,841 share units issued to key employees pursuant to the Company’s 2016 Long-Term Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated by reference to the information under the subsections “Transactions with Related Persons”, “Review and Approval of Transactions with Related Persons” and “Director Independence” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 11, 2021.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 is incorporated by reference to the information under the subsections “Service Fees Paid to Independent Registered Accounting Firm” and “Pre-Approval Policies and Procedures” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 11, 2021.

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

4.2

Description of Stoneridge, Inc. Common Shares registered under Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019).

10.1

Form of Directors’ Restricted Shares Plan Grant Agreement under the Directors' Restricted Shares Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2017)*.

10.2	Stoneridge, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 2, 2017)*.

10.3	First Amendment to the Stoneridge, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on October 26, 2018)*.

10.4	Annual Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 12, 2016)*.

10.5	Stoneridge, Inc. Long-Term Cash Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)*.

10.6	Amended and Restated Officers’ and Key Employees’ Severance Plan of Stoneridge, Inc., filed herewith.

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

10.12	Stoneridge, Inc. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on May 12, 2016)*.

10.13	Form of Change in Control Agreement, filed herewith*.

Exhibit
Number	Exhibit
10.14

Employment Agreement, dated March 16, 2015, between the Company and Jonathan B. DeGaynor (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 19, 2015)*.

10.15	Amendment No. 1, dated February 23, 2021, to Employment Agreement, dated March 16, 2015 between the Company and Jonathan B. DeGaynor, filed herewith*.

10.16	Indemnification Agreement between the Company and Jonathan B. DeGaynor (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on March 19, 2015).

10.17	Fourth Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 7, 2019).

10.18

Employment Agreement, dated January 3, 2020, by and between the Company and Kevin Heigel (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020)*.

10.19

Separation Agreement and Release of Claim, dated March 31, 2020, by and between the Company and Robert Willig (incorporated by reference to Exhibit 99.1 on the Company's Current Report on Form 8-K filed on April 3, 2020)*.

10.20	Waiver and Amendment No. 1 to the Fourth Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 1, 2020)*.

10.21	First Amendment to the Stoneridge, Inc. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on May 20, 2020)*.

10.22	Employment Agreement, dated January 29, 2021, by and between the Company and James Zizelman, filed herewith*.

21.1	Principal Subsidiaries and Affiliates of the Company, filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm, filed herewith.

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit
Number	Exhibit

104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document

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

STONERIDGE, INC.

Date: February 24, 2021	/s/ ROBERT R. KRAKOWIAK
Robert R. Krakowiak
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 24, 2021	/s/ JONATHAN B. DEGAYNOR
Jonathan B. DeGaynor
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 24, 2021	/s/ ROBERT R. KRAKOWIAK
Robert R. Krakowiak
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: February 24, 2021	/s/ ROBERT J. HARTMAN JR.
Robert J. Hartman Jr.
Chief Accounting Officer
(Principal Accounting Officer)

Date: February 24, 2021	/s/ WILLIAM M. LASKY
William M. Lasky
Chairman of the Board of Directors

Date: February 24, 2021	/s/ JEFFREY P. DRAIME
Jeffrey P. Draime
Director

Date: February 24, 2021	/s/ DOUGLAS C. JACOBS
Douglas C. Jacobs
Director

Date: February 24, 2021	/s/ IRA C. KAPLAN
Ira C. Kaplan
Director

Date: February 24, 2021	/s/ KIM KORTH
Kim Korth
Director

Date: February 24, 2021	/s/ GEORGE S. MAYES, JR.
George S. Mayes, Jr.
Director

Date: February 24, 2021	/s/ PAUL J. SCHLATHER
Paul J. Schlather
Director

Date: February 24, 2021
Frank S. Sklarsky*

* Mr. Sklarsky was added to the Board of Directors on February 22, 2021