Form 10-Q
period 2021-03-31
STONERIDGE INC
filed 2021-04-28
CIK 1043337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

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

The number of Common Shares, without par value, outstanding as of April 23, 2021 was 27,163,410.

STONERIDGE, INC. AND SUBSIDIARIES

Forward-Looking Statements

Portions of this report on Form 10-Q contain “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report and may include statements regarding the intent, belief or current expectations of the Company, with respect to, among other things, our (i) future product and facility expansion, (ii) acquisition strategy, (iii) investments and new product development, (iv) growth opportunities related to awarded business and (v) operational expectations. Forward-looking statements may be identified by the words “will,” “may,” “should,” “designed to,” “believes,” “plans,” “projects,” “intends,” “expects,” “estimates,” “anticipates,” “continue,” and similar words and expressions. The forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other factors:

●	the impact of COVID-19, or other future pandemics, on the global economy, and on our customers, suppliers, employees, business and cash flows;
●	the reduced purchases, loss or bankruptcy of a major customer or supplier;
●	the costs and timing of business realignment, facility closures or similar actions;
●	a significant change in automotive, commercial, off-highway, motorcycle or agricultural vehicle production;
●	competitive market conditions and resulting effects on sales and pricing;
●	the impact on changes in foreign currency exchange rates on sales, costs and results, particularly the Argentinian peso, Brazilian real, Chinese renminbi, euro, Mexican peso and Swedish krona;
●	our ability to achieve cost reductions that offset or exceed customer-mandated selling price reductions;
●	customer acceptance of new products;
●	our ability to successfully launch/produce products for awarded business;
●	adverse changes in laws, government regulations or market conditions, including tariffs, affecting our products or our customers’ products;
●	our ability to protect our intellectual property and successfully defend against assertions made against us;
●	liabilities arising from warranty claims, product recall or field actions, product liability and legal proceedings to which we are or may become a party, or the impact of product recall or field actions on our customers;
●	labor disruptions at our facilities or at any of our significant customers or suppliers;
●	business disruptions due to natural disasters or other disasters outside our control;
●	the ability of our suppliers to supply us with parts and components at competitive prices on a timely basis, including the impact of potential tariffs and trade considerations on their operations and output;
●	the amount of our indebtedness and the restrictive covenants contained in the agreements governing our indebtedness, including our revolving credit facility;
●	capital availability or costs, including changes in interest rates or market perceptions;
●	the failure to achieve the successful integration of any acquired company or business;
●	risks related to a failure of our information technology systems and networks, and risks associated with current and emerging technology threats and damage from computer viruses, unauthorized access, cyber-attack and other similar disruptions; and
●	the items described in Part I, Item IA (“Risk Factors”) in the Company’s 2020 Form 10-K.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STONERIDGE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(in thousands)	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$60,508	$73,919
Accounts receivable, less reserves of $1,186 and $817, respectively	149,709	136,745
Inventories, net	95,439	90,548
Prepaid expenses and other current assets	37,450	33,452
Total current assets	343,106	334,664
Long-term assets:
Property, plant and equipment, net	114,258	119,324
Intangible assets, net	52,940	55,394
Goodwill	37,545	39,104
Operating lease right-of-use asset	17,389	18,944
Investments and other long-term assets, net	56,239	53,978
Total long-term assets	278,371	286,744
Total assets	$621,477	$621,408

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of debt	$5,182	$7,673
Accounts payable	88,907	86,103
Accrued expenses and other current liabilities	50,582	52,272
Total current liabilities	144,671	146,048
Long-term liabilities:
Revolving credit facility	153,500	136,000
Deferred income taxes	11,985	12,935
Operating lease long-term liability	14,162	15,434
Other long-term liabilities	12,487	14,357
Total long-term liabilities	192,134	178,726
Shareholders' equity:
Preferred Shares, without par value, 5,000 shares authorized, none issued	-	-
Common Shares, without par value, 60,000 shares authorized, 28,966 and 28,966 shares issued and 27,162 and 27,006 shares outstanding at March 31, 2021 and December 31, 2020, respectively, with no stated value	-	-
Additional paid-in capital	228,832	234,409
Common Shares held in treasury, 1,804 and 1,960 shares at March 31, 2021 and December 31, 2020, respectively, at cost	(56,090)	(60,482)
Retained earnings	212,472	212,342
Accumulated other comprehensive loss	(100,542)	(89,635)
Total shareholders' equity	284,672	296,634
Total liabilities and shareholders' equity	$621,477	$621,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Three months ended March 31 (in thousands, except per share data)	2021	2020

Net sales	$193,795	$182,966
Costs and expenses:
Cost of goods sold	147,709	137,569
Selling, general and administrative	29,376	29,503
Design and development	14,651	12,235
Operating income	2,059	3,659
Interest expense, net	1,766	1,030
Equity in earnings of investee	(614)	(457)
Other expense (income), net	358	(1,617)
Income before income taxes	549	4,703
Provision for income taxes	419	1,213
Net income	$130	$3,490

Earnings per share:
Basic	$0.00	$0.13
Diluted	$0.00	$0.13
Weighted-average shares outstanding:
Basic	27,017	27,232
Diluted	27,486	27,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

Three months ended March 31 (in thousands)	2021	2020

Net income	$130	$3,490

Other comprehensive loss, net of tax:
Foreign currency translation	(10,778)	(17,119)
Unrealized loss on derivatives (1)	(129)	(3,655)
Other comprehensive loss, net of tax	(10,907)	(20,774)

Comprehensive loss	$(10,777)	$(17,284)

(1)	Net of tax benefit of $(35) and $(972) for the three months ended March 31, 2021 and 2020, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three months ended March 31 (in thousands)	2021	2020

OPERATING ACTIVITIES:
Net income	$130	$3,490
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	7,068	6,650
Amortization, including accretion and write-off of deferred financing costs	1,513	1,429
Deferred income taxes	(1,609)	76
Earnings of equity method investee	(614)	(418)
(Gain) loss on sale of fixed assets	(37)	131
Share-based compensation expense	1,162	1,372
Excess tax (benefit) deficiency related to share-based compensation expense	(319)	17
Gain on disposal of business, net	(739)	-
Change in fair value of earn-out contingent consideration	72	(633)
Changes in operating assets and liabilities:
Accounts receivable, net	(15,953)	(3,730)
Inventories, net	(7,282)	(5,838)
Prepaid expenses and other assets	(4,744)	(3,702)
Accounts payable	6,725	2,327
Accrued expenses and other liabilities	(2,439)	(7,733)
Net cash used for operating activities	(17,066)	(6,562)

INVESTING ACTIVITIES:
Capital expenditures, including intangibles	(7,718)	(7,140)
Proceeds from sale of fixed assets	155	8
Proceeds from disposal of business, net	1,050	-
Investment in venture capital fund, net	(399)	-
Net cash used for investing activities	(6,912)	(7,132)

FINANCING ACTIVITIES:
Revolving credit facility borrowings	20,500	71,500
Revolving credit facility payments	(3,000)	(36,500)
Proceeds from issuance of debt	11,434	1,958
Repayments of debt	(13,763)	(2,077)
Common Share repurchase program	-	(4,995)
Repurchase of Common Shares to satisfy employee tax withholding	(2,347)	(1,687)
Net cash provided by financing activities	12,824	28,199

Effect of exchange rate changes on cash and cash equivalents	(2,257)	(2,603)
Net change in cash and cash equivalents	(13,411)	11,902
Cash and cash equivalents at beginning of period	73,919	69,403

Cash and cash equivalents at end of period	$60,508	$81,305

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,652	$1,150
Cash paid for income taxes, net	$3,742	$1,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Number of					Accumulated
	Common	Number of	Additional	Common		other	Total
	Shares	treasury	paid-in	Shares held	Retained	comprehensive	shareholders'
(in thousands)	outstanding	shares	capital	in treasury	earnings	loss	equity

BALANCE DECEMBER 31, 2019	27,408	1,558	$225,607	$(50,773)	$206,542	$(91,472)	$289,904
Net income	—	—	—	—	3,490	—	3,490
Unrealized loss on derivatives, net	—	—	—	—	—	(3,655)	(3,655)
Currency translation adjustments	—	—	—	—	—	(17,119)	(17,119)
Issuance of Common Shares	267	(267)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(75)	75	—	4,769	—	—	4,769
Common Share repurchase program	(607)	607	10,000	(14,995)	—	—	(4,995)
Share-based compensation, net	—	—	(5,101)	—	—	—	(5,101)
BALANCE MARCH 31, 2020	26,993	1,973	$230,506	$(60,999)	$210,032	$(112,246)	$267,293

BALANCE DECEMBER 31, 2020	27,006	1,960	$234,409	$(60,482)	$212,342	$(89,635)	$296,634
Net income	—	—	—	—	130	—	130
Unrealized loss on derivatives, net	—	—	—	—	—	(129)	(129)
Currency translation adjustments	—	—	—	—	—	(10,778)	(10,778)
Issuance of Common Shares	224	(224)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(68)	68	—	4,392	—	—	4,392
Share-based compensation, net	—	—	(5,577)	—	—	—	(5,577)
BALANCE MARCH 31, 2021	27,162	1,804	$228,832	$(56,090)	$212,472	$(100,542)	$284,672

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

(1) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Stoneridge, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s 2020 Form 10-K.

The Company’s investment in Minda Stoneridge Instruments Ltd. (“MSIL”) for the three months ended March 31, 2021 and 2020 has been determined to be an unconsolidated entity, and therefore is accounted for under the equity method of accounting based on the Company’s 49% ownership in MSIL.

(2) Recently Issued Accounting Standards

Recently Adopted Accounting Standards

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The amendments in this update remove certain exceptions of Topic 740 including: exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or gain from other items; exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment; exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary; exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. There are also additional areas of guidance in regards to: franchise and other taxes partially based on income and the interim recognition of enactment of tax laws and rate changes. The provisions of this ASU are effective for years beginning after December 15, 2020, with early adoption permitted. The Company adopted this standard prospectively as of January 1, 2020 using the modified retrospective basis. The impact of the adoption was a reduction to deferred tax liabilities and an increase to retained earnings of $13,750 on the condensed consolidated balance sheet as of December 31, 2020. The adoption of this standard did not have an impact on the Company’s condensed consolidated results of operations and cash flows.

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

Accounting Standards Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance in ASU 2020-04 provides temporary optional expedient and exceptions to the guidance in U.S. GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”) (also known as the “reference rate reform”). The guidance allows companies to elect not to apply certain modification accounting requirements to contracts affected by the reference rate reform, if certain criteria are met. The guidance will also allow companies to elect various optional expedients which would allow them to continue to apply hedge accounting for hedging relationships affected by the reference rate reform, if certain criteria are met. The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements. As of March 31, 2021, the Company has not yet had contracts modified due to rate reform.

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

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

Electronics. Our Electronics segment designs and manufactures driver information systems, camera-based vision systems, connectivity and compliance products and electronic control units. These products are sold principally to the commercial vehicle market primarily through our OEM and aftermarket channels in the European and North American regions, and to a lesser extent, the Asia Pacific region. The camera-based vision systems and related products are sold principally to the off-highway vehicle and commercial vehicle markets in the European and North American regions.

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

The following tables disaggregate our revenue by reportable segment and geographical location(1) for the three months ended March 31, 2021 and 2020:

	Control Devices		Electronics		Stoneridge Brazil		Consolidated
Three months ended March 31	2021	2020	2021	2020	2021	2020	2021	2020
Net Sales:
North America	$76,129	$80,410	$20,405	$19,441	$-	$-	$96,534	$99,851
South America	-	-	-	-	11,407	14,570	11,407	14,570
Europe	6,790	7,388	61,005	51,306	-	-	67,795	58,694
Asia Pacific	16,699	9,052	1,360	799	-	-	18,059	9,851
Total net sales	$99,618	$96,850	$82,770	$71,546	$11,407	$14,570	$193,795	$182,966

(1)	Company sales based on geographic location are where the sale originates not where the customer is located.

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

Contract Balances

The Company had no material contract assets, contract liabilities or capitalized contract acquisition costs as of March 31, 2021 and December 31, 2020.

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

	March 31,	December 31,
	2021	2020
Raw materials	$72,138	$67,775
Work-in-progress	8,434	7,005
Finished goods	14,867	15,768
Total inventories, net	$95,439	$90,548

Inventory valued using the FIFO method was $86,089 and $82,308 at March 31, 2021 and December 31, 2020, respectively. Inventory valued using the average cost method was $9,350 and $8,240 at March 31, 2021 and December 31, 2020, respectively.

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

Derivative Instruments and Hedging Activities

On March 31, 2021, the Company had open Mexican peso-denominated foreign currency forward contracts. The Company used foreign currency forward contracts solely for hedging and not for speculative purposes during 2021 and 2020. Management believes that its use of these instruments to reduce risk is in the Company’s best interest. The counterparties to these financial instruments are financial institutions with investment grade credit ratings.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

Foreign Currency Exchange Rate Risk

The Company conducts business internationally and, therefore, is exposed to foreign currency exchange rate risk. The Company uses derivative financial instruments as cash flow hedges to manage its exposure to fluctuations in foreign currency exchange rates by reducing the effect of such fluctuations on foreign currency denominated intercompany transactions, inventory purchases and other foreign currency exposures. The Company hedged the euro and Mexican peso currencies during 2020 and the Mexican peso in 2021.

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

In certain instances, the foreign currency forward contracts may not qualify for hedge accounting or are not designated as hedges and, therefore, are marked-to-market with gains and losses recognized in the Company’s condensed consolidated statement of operations as a component of other expense (income), net. At March 31, 2021, all of the Company’s foreign currency forward contracts were designated as cash flow hedges.

The Company’s foreign currency forward contracts offset a portion of the gains and losses on the underlying foreign currency denominated transactions as follows:

U.S. dollar-denominated Foreign Currency Forward Contracts – Cash Flow Hedges

The Company entered into U.S. dollar-denominated currency contracts on behalf of one of its European Electronics subsidiaries, whose functional currency is the euro, with a notional amount at March 31, 2020 of $2,100 which expired ratably on a monthly basis from April 2020 through December 2020. There were no such contracts at March 31, 2021 or December 31, 2020.

Mexican peso-denominated Foreign Currency Forward Contracts – Cash Flow Hedges

The Company holds Mexican peso-denominated foreign currency forward contracts with a notional amount at March 31, 2021 of $11,838 which expire ratably on a monthly basis from April 2021 to December 2021. The notional amount at December 31, 2020 related to Mexican peso-denominated foreign currency forward contracts was $1,242.

The Company evaluated the effectiveness of the Mexican peso and U.S. dollar-denominated forward contracts held as of March 31, 2021 and concluded that the hedges were effective.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

Interest Rate Risk

Interest Rate Risk – Cash Flow Hedge

On February 18, 2020, the Company entered into a floating-to-fixed interest rate swap agreement (the “Swap”) with a notional amount of $50,000 to hedge its exposure to interest payment fluctuations on a portion of its Credit Facility. The Swap was designated as a cash flow hedge of the variable interest rate obligation under the Company's Credit Facility that has a current balance of $153,500 at March 31, 2021. Accordingly, the change in fair value of the Swap is recognized in accumulated other comprehensive income. The Swap agreement requires monthly settlements on the same days that the Credit Facility interest payments are due and has a maturity date of March 10, 2023, which is prior to the Credit Facility maturity date of June 4, 2024. Under the Swap terms, the Company pays a fixed interest rate and receives a floating interest rate based on the one-month LIBOR, with a floor. The critical terms of the Swap are aligned with the terms of the Credit Facility, resulting in no hedge ineffectiveness. The difference between amounts to be received and paid under the Swap is recognized as a component of interest expense, net on the condensed consolidated statements of operations. The Swap settlements increased interest expense by $158 and $4 for the three months ended March 31, 2021 and 2020, respectively.

The notional amounts and fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

			Prepaid expenses		Accrued expenses and
	Notional amounts (A)		and other current assets		other current liabilities
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2021	2020	2021	2020	2021	2020
Derivatives designated as hedging instruments:
Cash flow hedges:
Forward currency contracts	$11,838	$1,242	$-	$255	$106	$-
Interest rate swap	$50,000	$50,000	$-	$-	$1,121	$1,318
(A)	Notional amounts represent the gross contract of the derivatives outstanding in U.S. dollars.

Gross amounts recorded for the cash flow hedges in other comprehensive (loss) income and in net income for the three months ended March 31 were as follows:

			Gain (loss) reclassified from
	Gain (loss) recorded in other		other comprehensive income
	comprehensive income (loss)		(loss) into net income (A)
	2021	2020	2021	2020
Derivatives designated as cash flow hedges:
Forward currency contracts	$(154)	$(3,320)	$207	$(156)
Interest rate swap	$39	$(1,467)	$(158)	$(4)
(A)	Gains (losses) reclassified from other comprehensive loss into net income recognized in selling, general and administrative expenses (“SG&A”) in the Company’s condensed consolidated statements of operations were $80 and $0 for the three months ended March 31, 2021 and 2020, respectively. Gains (losses) reclassified from other comprehensive loss into net income recognized in cost of goods sold (“COGS”) in the Company’s condensed consolidated statements of operations were $127 and $(127) for the three months ended March 31, 2021 and 2020, respectively. Gains (losses) reclassified from other comprehensive loss income into net income recognized in D&D in the Company’s condensed consolidated statements of operations were $0 and $(29) for the three months ended March 31, 2021 and 2020, respectively. Losses reclassified from other comprehensive loss into net income recognized in interest expense, net in the Company’s condensed consolidated statements of operations were $158 and $4 for the three months ended March 31, 2021 and 2020, respectively.

For the three months ended March 31, 2021, the total net losses on the foreign currency contract cash flow hedges of $106 are expected to be included in COGS, SG&A and D&D within the next 12 months. Of the total net losses on the interest rate swap cash flow hedges, $588 of losses are expected to be included in interest expense, net within the next 12 months and $533 of losses are expected to be included in interest expense, net in subsequent periods.

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

				March 31,	December 31,
		2021			2020
		Fair values estimated using
	Fair	Level 1	Level 2	Level 3
	value	inputs	inputs	inputs	Fair value
Financial assets carried at fair value:
Forward currency contracts	$-	$-	$-	$-	$255
Total financial assets carried at fair value	$-	$-	$-	$-	$255

Financial liabilities carried at fair value:
Forward currency contracts	$106	$-	$106	$-	$-
Interest rate swap	1,121	-	1,121	-	1,318
Earn-out consideration	5,372	-	-	5,372	5,813
Total financial liabilities carried at fair value	$6,599	$-	$1,227	$5,372	$7,131

The following table sets forth a summary of the change in fair value of the Company’s Level 3 financial liabilities related to earn-out consideration that are measured at fair value on a recurring basis.

	Stoneridge Brazil
	2021	2020
Balance at January 1	$5,813	$12,011
Change in fair value	72	(633)
Foreign currency adjustments	(513)	(2,768)
Balance at March 31	$5,372	$8,610

The Company will be required to pay the Stoneridge Brazil earn-out consideration, which is not capped, based on Stoneridge Brazil’s financial performance in 2021. The fair value of the Stoneridge Brazil earn-out consideration is based on discounted cash flows utilizing forecasted earnings before interest, depreciation and amortization (“EBITDA”) in 2021 using the key inputs of forecasted sales and expected operating income reduced by the market required rate of return. The earn-out consideration obligation related to Stoneridge Brazil is recorded within other long-term liabilities in the consolidated balance sheets as of March 31, 2021 and December 31, 2020.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

The change in fair value of the earn-out consideration for Stoneridge Brazil was due to updated financial performance projections and favorable foreign currency translation offset by the reduced time from the current period end to the payment date. The change in fair value of the Stoneridge Brazil earn-out consideration was recorded in SG&A expense and the foreign currency impact was included in other expense (income), net in the condensed consolidated statements of operations.

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the three months ended March 31, 2021.

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

(6) Share-Based Compensation

Compensation expense for share-based compensation arrangements, which is recognized in the condensed consolidated statements of operations as a component of SG&A expenses, was $1,162 and $1,372 for the three months ended March 31, 2021 and 2020, respectively.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

(7) Debt

Debt consisted of the following at March 31, 2021 and December 31, 2020:

	March 31,	December 31,	Interest rates at
	2021	2020	March 31, 2021	Maturity
Revolving Credit Facility
Credit Facility	$153,500	$136,000	2.85%	June 2024

Debt
Stoneridge Brazil short-term obligations	832	1,561	5.64% - 8.80%	June 2021 - November 2021
Sweden short-term credit line	-	1,591
Suzhou short-term credit line	4,350	4,521	3.85% - 5.00%	April 2021 - September 2021
Total debt	5,182	7,673
Less: current portion	(5,182)	(7,673)
Total long-term debt, net	$-	$-

Revolving Credit Facility

On June 5, 2019, the Company entered into the Fourth Amended and Restated Credit Agreement (the “Credit Facility”). The Credit Facility provides for a $400,000 senior secured revolving credit facility and it replaced and superseded the Third Amended and Restated Credit Agreement that provided for a $300,000 revolving credit facility. The Credit Facility has an accordion feature which allows the Company to increase the availability by up to $150,000 upon the satisfaction of certain conditions and includes a letter of credit subfacility, swing line subfacility and multicurrency subfacility. The Credit Facility has a termination date of June 5, 2024. In 2019, the Company capitalized $1,366 of deferred financing costs as a result of entering into the Credit Facility. In connection with the Credit Facility, the Company wrote off a portion of the previously recorded deferred financing costs of $275 in interest expense, net during the year ended December 31, 2019. Borrowings under the Credit Facility bear interest at either the Base Rate or the LIBOR rate, at the Company’s option, plus the applicable margin as set forth in the Credit Facility. The Credit Facility contains certain financial covenants that require the Company to maintain less than a maximum leverage ratio and more than a minimum interest coverage ratio.

The Credit Facility contains customary affirmative covenants and representations. The Credit Facility also contains customary negative covenants, which, among other things, are subject to certain exceptions, including restrictions on (i) indebtedness, (ii) liens, (iii) liquidations, mergers, consolidations and acquisitions, (iv) disposition of assets or subsidiaries, (v) affiliate transactions, (vi) creation or ownership of certain subsidiaries, partnerships and joint ventures, (vii) continuation of or change in business, (viii) restricted payments, (ix) prepayment of subordinated and junior lien indebtedness, (x) restrictions in agreements on dividends, intercompany loans and granting liens on the collateral, (xi) loans and investments, (xii) sale and leaseback transactions, (xiii) changes in organizational documents and fiscal year and (xiv) transactions with respect to bonding subsidiaries. The Credit Facility contains customary events of default, subject to customary thresholds and exceptions, including, among other things, (i) non-payment of principal and non-payment of interest and fees, (ii) a material inaccuracy of a representation or warranty at the time made, (iii) a failure to comply with any covenant, subject to customary grace periods in the case of certain affirmative covenants, (iv) cross default of other debt, final judgments and other adverse orders in excess of $30,000, (v) any loan document shall cease to be a legal, valid and binding agreement, (vi) certain uninsured losses or proceedings against assets with a value in excess of $30,000, (vii) ERISA events, (viii) a change of control, or (ix) bankruptcy or insolvency proceedings.

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

Amendment No. 1 changes the leverage based LIBOR pricing grid through the maturity date and also provides for a LIBOR floor of 50 basis points on outstanding borrowings excluding any Specified Hedge Borrowings (as defined) which remain subject to a LIBOR floor of 0 basis points. As of March 31, 2021, Specified Hedge Borrowings were $50,000.

The Company capitalized an additional $1,086 of deferred financing costs as a result of entering into Amendment No. 1.

Borrowings outstanding on the Credit Facility were $153,500 and $136,000 at March 31, 2021 and December 31, 2020, respectively.

The Company was in compliance with all credit facility covenants at March 31, 2021 and December 31, 2020.

The Company also has outstanding letters of credit of $1,703 and $1,720 at March 31, 2021 and December 31, 2020, respectively.

Debt

Stoneridge Brazil maintains short-term notes used for working capital purposes which have fixed or variable interest rates. The weighted-average interest rates of short-term debt of Stoneridge Brazil at March 31, 2021 was 7.07%. Depending on the specific note, interest is payable either monthly or annually. Principal repayments of $832 on Stoneridge Brazil debt at March 31, 2021 are due in 2021.

The Company’s wholly-owned subsidiary located in Sweden, has an overdraft credit line which allows overdrafts on the subsidiary’s bank account up to a daily maximum level of 20,000 Swedish krona, or $2,291 and $2,435, at March 31, 2021 and December 31, 2020, respectively. At March 31, 2021 there was no balance outstanding on this overdraft credit line. At December 31, 2020 there was 13,072 Swedish krona, or $1,591, outstanding on this overdraft credit line. During the three months ended March 31, 2021, the subsidiary borrowed 95,939 Swedish krona, or $10,992, and repaid 109,011 Swedish krona, or $12,490.

The Company’s wholly-owned subsidiary located in Suzhou, China (the “Suzhou subsidiary”), has two credit lines (the “Suzhou credit line”) which allow up to a maximum borrowing level of 50,000 Chinese yuan, or $7,631 and $7,663 at March 31, 2021, and December 31, 2020. At March 31, 2021 and December 31, 2020 there was $4,350 and $4,521, respectively, in borrowings outstanding on the Suzhou credit line with weighted-average interest rates of 4.30% and 4.32%, respectively. The Suzhou credit line is included on the condensed consolidated balance sheet within current portion of debt. In addition, the Suzhou subsidiary has a bank acceptance draft line of credit which facilitates the extension of trade payable payment terms by 180 days. This bank acceptance draft line of credit allows up to a maximum borrowing level of 15,000 Chinese yuan, or $2,289 and $2,299, at March 31, 2021 and December 31, 2020, respectively. There was $1,254 and $414 utilized on the Suzhou bank acceptance draft line of credit at March 31, 2021 and December 31, 2020, respectively.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

(8) Leases

The Company, as lessor, has entered into a lease with a third-party lessee effective July 1, 2020, for the Canton, Massachusetts facility. In conjunction with the Canton restructuring plan outlined in Note 12, the Company ceased operations at this facility in March 2020. The Company recognizes lease income on a straight-line basis over the lease term. The lease includes two optional extension terms of five years each. The Company recognized, in its Control Devices segment, operating and variable lease income from leases in our condensed consolidated statements of operations of $320 and $99, respectively, for the three months ended March 31, 2021.

(9) Earnings Per Share

Basic earnings per share was computed by dividing net income by the weighted-average number of Common Shares outstanding for each respective period. Diluted earnings per share was calculated by dividing net income by the weighted-average of all potentially dilutive Common Shares that were outstanding during the periods presented.

Weighted-average Common Shares outstanding used in calculating basic and diluted earnings per share were as follows:

Three months ended March 31	2021	2020
Basic weighted-average Common Shares outstanding	27,016,551	27,232,036
Effect of dilutive shares	468,965	359,135
Diluted weighted-average Common Shares outstanding	27,485,516	27,591,171

There were 778,199 and 789,027 performance-based right to receive Common Shares outstanding at March 31, 2021 and 2020, respectively. The right to receive Common Shares are included in the computation of diluted earnings per share based on the number of Common Shares that would be issuable if the end of the quarter were the end of the contingency period.

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

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss for the three months ended March 31, 2021 and 2020 were as follows:

	Foreign	Unrealized
	currency	gain (loss)
	translation	on derivatives	Total
Balance at January 1, 2021	$(88,795)	$(840)	$(89,635)
Other comprehensive loss before reclassifications	(10,778)	(90)	(10,868)
Amounts reclassified from accumulated other comprehensive loss	-	(39)	(39)
Net other comprehensive loss, net of tax	(10,778)	(129)	(10,907)
Balance at March 31, 2021	$(99,573)	$(969)	$(100,542)

Balance at January 1, 2020	$(91,472)	$-	$(91,472)
Other comprehensive loss before reclassifications	(17,119)	(3,781)	(20,900)
Amounts reclassified from accumulated other comprehensive loss	-	126	126
Net other comprehensive loss, net of tax	(17,119)	(3,655)	(20,774)
Balance at March 31, 2020	$(108,591)	$(3,655)	$(112,246)

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

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

As a result of environmental studies performed at the Company’s former facility located in Sarasota, Florida, the Company became aware of soil and groundwater contamination at the site and engaged an environmental engineering consultant to develop a remediation and monitoring plan for the site. Soil remediation at the site was completed during the year ended December 31, 2010. A remedial action plan was approved by the Florida Department of Environmental Protection and groundwater remediation began in the fourth quarter of 2015. During the three months ended March 31, 2021 and 2020, the Company recognized expense of $407 and $0, respectively, related to groundwater remediation. At March 31, 2021 and December 31, 2020, the Company accrued a remaining undiscounted liability of $554 and $180, respectively, related to expected future remediation costs. At March 31, 2021 and December 31, 2020, $379 and $180, respectively, were recorded as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheets while the remaining amount as of March 31, 2021 was recorded as a component of other long-term liabilities. Costs associated with the recorded liability will be incurred to complete the groundwater remediation and monitoring. The recorded liability is based on assumptions in the remedial action plan as well as estimates for future remediation activities. Although the Company sold the Sarasota facility and related property in December 2011, the liability to remediate the site contamination remains the responsibility of the Company. Due to the ongoing site remediation, the Company is currently required to maintain a $1,489 letter of credit for the benefit of the buyer.

The Company’s Stoneridge Brazil subsidiary has civil, labor and other tax contingencies (excluding income tax) for which the likelihood of loss is deemed to be reasonably possible, but not probable, by the Company’s legal advisors in Brazil. As a result, no provision has been recorded with respect to these contingencies, which amounted to R$47,755 ($8,383) and R$43,736 ($8,416) at March 31, 2021 and December 31, 2020, respectively. An unfavorable outcome on these contingencies could result in significant cost to the Company and adversely affect its results of operations.

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

Product Warranty and Recall

Amounts accrued for product warranty and recall claims are established based on the Company’s best estimate of the amounts necessary to settle existing and future claims on products sold as of the balance sheet dates. These accruals are based on several factors including past experience, production changes, industry developments and various other considerations. Our estimate is based on historical trends of units sold and claim payment amounts, combined with our current understanding of the status of existing claims and discussions with our customers. The key factors in our estimate are the stated or implied warranty period, the customer source, customer policy decisions regarding warranties and customers seeking to hold the Company responsible for their product warranties. The Company can provide no assurances that it will not experience material claims or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued. The current portion of product warranty and recall is included as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheets. Product warranty and recall included $3,088 and $3,647 of a long-term liability at March 31, 2021 and December 31, 2020, respectively, which is included as a component of other long-term liabilities in the condensed consolidated balance sheets.

The following provides a reconciliation of changes in product warranty and recall liability:

Three months ended March 31	2021	2020
Product warranty and recall at beginning of period	$12,691	$10,796
Accruals for warranties established during period	1,232	1,128
Aggregate changes in pre-existing liabilities due to claim developments	529	387
Settlements made during the period	(4,577)	(2,134)
Foreign currency translation	(302)	(385)
Product warranty and recall at end of period	$9,573	$9,792

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

Brazilian Indirect Tax

In 2019, the Company received judicial notification that the Superior Judicial Court of Brazil rendered a favorable decision on Stoneridge Brazil’s case granting the Company the right to recover, through offset of federal tax liabilities, amounts collected by the government from June 2010 to February 2017. As a result, the Company recorded a pre-tax benefit of $6,473 in the year ended December 31, 2019.

The Brazilian tax authorities have sought clarification before the Supreme Court of Brazil (in a leading case involving another taxpayer) of certain matters that could affect the rights of Brazilian taxpayers regarding these credits and is pending decision which could impact the amount ultimately realized by Stoneridge.

(12) Business Realignment and Restructuring

On May 19, 2020, the Company committed to the strategic exit of its Control Devices particulate matter (“PM”) sensor product line. The decision to exit the PM sensor product line was made after consideration of the decline in the market outlook for diesel passenger vehicles, the current and expected profitability of the product line and the Company’s strategic focus on aligning resources with the greatest opportunities. In conjunction with the strategic exit of the PM sensor product line, the Company entered into an asset purchase agreement related to the sale of the PM sensor product line during the first quarter of 2021. Refer to Note 16 of the condensed consolidated financial statements for additional details regarding the sale.

As a result of the PM sensor restructuring actions, the Company recognized expense of $1,369 for the three months ended March 31, 2021 for non-cash fixed asset charges, including impairment and accelerated depreciation of PM sensor related fixed assets and other related costs. For the three months ended March 31, 2021 restructuring related costs of $650, $638 and $81 were recognized in COGS, SG&A and D&D, respectively. The estimated range of additional cost of the plan to exit the PM sensor product line, that will impact the Control Devices segment, is approximately $800 to $3,600 and is related to employee severance and termination costs, contract terminations costs and other related costs such as potential commercial and supplier settlements. We anticipate that these costs will be incurred through the fourth quarter of 2021.

The expenses for the exit of the PM sensor line that relate to the Control Devices reportable segment include the following:

	Accrual as of	2021 Charge	Utilization		Accrual as of
	January 1, 2021	to Expense	Cash	Non-Cash	March 31, 2021
Fixed asset impairment and accelerated depreciation	$-	$185	$-	$(185)	$-
Employee termination benefits	-	76	(76)	-	-
Other related costs	-	1,108	(1,108)	-	-
Total	$-	$1,369	$(1,184)	$(185)	$-

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

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

As a result of the Canton Restructuring actions, the Company recognized expense of $13 and $2,222 respectively, for the three months ended March 31, 2021 and 2020 for employee termination benefits and other restructuring related costs. For the three months ended March 31, 2021 other restructuring related costs of $13 were recognized in D&D in the condensed consolidated statement of operations.  For the three months ended March 31, 2020 severance and other related restructuring costs of $1,490, $314 and $418 were recognized in COGS, SG&A and D&D, respectively, in the condensed consolidated statement of operations. We do not expect to incur additional costs related to the Canton Restructuring. Refer to Note 8 to the condensed consolidated financial statements for additional details regarding the third-party lease of the Canton facility.

The expenses for the Canton Restructuring that relate to the Control Devices reportable segment include the following:

	Accrual as of	2021 Charge	Utilization		Accrual as of
	January 1, 2021	to Expense	Cash	Non-Cash	March 31, 2021
Employee termination benefits	$165	$-	$(25)	$-	$140
Other related costs	-	13	(13)	-	-
Total	$165	$13	$(38)	$-	$140

	Accrual as of	2020 Charge	Utilization		Accrual as of
	January 1, 2020	to Expense	Cash	Non-Cash	March 31, 2020
Employee termination benefits	$2,636	$1,118	$(3,437)	$-	$317
Other related costs	-	1,104	(1,104)	-	-
Total	$2,636	$2,222	$(4,541)	$-	$317

In the fourth quarter of 2018, the Company undertook restructuring actions for the Electronics segment affecting the European Aftermarket business and China operations. In the second quarter of 2020, the Company finalized plans to move its European Aftermarket sales activities in Dundee, Scotland to a new location which resulted in incurring contract termination costs as well as employee severance and termination costs. In addition, the Company announced an additional restructuring program to transfer the European production of its controls product line to China. As a result of these actions, the Company recognized expense of $199 and $7, respectively, for the three months ended March 31, 2021 and 2020 for employee severance and termination costs, contract termination costs, other related costs and non-cash fixed asset charges for accelerated depreciation of fixed assets and other related costs. Electronics segment restructuring (benefit) costs recognized in COGS, SG&A, and D&D in the condensed consolidated statement of operations for the three months ended March 31, 2021 were $(2), $155 and $46, respectively. Electronics segment restructuring costs were recognized in SG&A in the condensed consolidated statement of operations for the three months ended March 31, 2020. The Company expects to incur up to $660 of additional restructuring costs related to these actions through the fourth quarter of 2021.

The expenses for the restructuring activities that relate to the Electronics reportable segment include the following:

	Accrual as of	2021 Charge to	Utilization		Accrual as of
	January 1, 2021	Expense	Cash	Non-Cash	March 31, 2021
Employee termination benefits	$227	$53	$(48)	$-	$232
Other related costs	-	146	(146)	-	-
Total	$227	$199	$(194)	$-	$232

	Accrual as of	2020 Charge to	Utilization		Accrual as of
	January 1, 2020	Expense	Cash	Non-Cash	March 31, 2020
Employee termination benefits	$52	$-	$-	$-	$52
Other related costs	-	7	(7)	-	-
Total	$52	$7	$(7)	$-	$52

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

Business realignment charges by reportable segment were as follows:

Three months ended March 31	2021	2020
Control Devices (A)	$192	$377
Electronics (B)	12	-
Stoneridge Brazil (C)	-	153
Unallocated Corporate (D)	42	74
Total business realignment charges	$246	$604

(A)	Severance costs for the three months ended March 31, 2021 related to SG&A were $192. Severance costs for the three months ended March 31, 2020 related to SG&A were $377.
(B)	Severance (benefit) costs for the three months ended March 31, 2021 related to SG&A and D&D were $(22) and $34, respectively.
(C)	Severance costs for the three months ended March 31, 2020 related to COGS and SG&A were $86 and $67 respectively.
(D)	Severance costs for the three months ended March 31, 2021 and 2020 related to SG&A were $42 and $74, respectively.

Business realignment charges classified by statement of operations line item were as follows:

Three months ended March 31	2021	2020
Cost of goods sold	$-	$86
Selling, general and administrative	212	518
Design and development	34	-
Total business realignment charges	$246	$604

(13) Income Taxes

For interim tax reporting we estimate our annual effective tax rate and apply it to our year to date ordinary (loss) income. Tax jurisdictions with a projected or year to date loss for which a benefit cannot be realized are excluded.

For the three months ended March 31, 2021, income tax expense of $419 was attributable to the mix of earnings among tax jurisdictions as well as tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions. The effective tax rate of 76.2% is greater than the statutory rate primarily due to the impact of tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions, offset by tax deductible stock compensation and tax incentives.

For the three months ended March 31, 2020, income tax expense of $1,213 was primarily related to the mix of earnings among tax jurisdictions. The effective tax rate of 25.8% is greater than the statutory rate primarily due to losses incurred in jurisdictions for which a valuation allowance is recorded.

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

The accounting policies of the Company’s reportable segments are the same as those described in Note 2, “Summary of Significant Accounting Policies” of the Company’s 2020 Form 10-K. The Company’s management evaluates the performance of its reportable segments based primarily on revenues from external customers, capital expenditures and operating income. Inter-segment sales are accounted for on terms similar to those to third parties and are eliminated upon consolidation.

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

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

A summary of financial information by reportable segment is as follows:

Three months ended March 31	2021	2020
Net Sales:
Control Devices	$99,618	$96,850
Inter-segment sales	1,980	1,347
Control Devices net sales	101,598	98,197
Electronics	82,770	71,546
Inter-segment sales	5,979	8,268
Electronics net sales	88,749	79,814
Stoneridge Brazil	11,407	14,570
Inter-segment sales	-	-
Stoneridge Brazil net sales	11,407	14,570
Eliminations	(7,959)	(9,615)
Total net sales	$193,795	$182,966
Operating Income (Loss):
Control Devices	$10,165	$7,322
Electronics	(873)	2,872
Stoneridge Brazil	(48)	859
Unallocated Corporate (A)	(7,185)	(7,394)
Total operating income	$2,059	$3,659
Depreciation and Amortization:
Control Devices	$4,079	$3,530
Electronics	2,809	2,481
Stoneridge Brazil	1,004	1,450
Unallocated Corporate	689	526
Total depreciation and amortization (B)	$8,581	$7,987
Interest Expense (Income), net:
Control Devices	$132	$81
Electronics	131	87
Stoneridge Brazil	(30)	10
Unallocated Corporate	1,533	852
Total interest expense, net	$1,766	$1,030
Capital Expenditures:
Control Devices	$1,361	$2,314
Electronics	3,450	2,650
Stoneridge Brazil	662	1,133
Unallocated Corporate(C)	501	572
Total capital expenditures	$5,974	$6,669

	March 31,	December 31,
	2021	2020
Total Assets:
Control Devices	$200,062	$194,433
Electronics	304,539	303,914
Stoneridge Brazil	55,261	61,350
Corporate (C)	389,410	390,851
Eliminations	(327,795)	(329,140)
Total assets	$621,477	$621,408

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

The following tables present net sales and long-term assets for each of the geographic areas in which the Company operates:

Three months ended March 31	2021	2020
Net Sales:
North America	$96,534	$99,851
South America	11,407	14,570
Europe and Other	85,854	68,545
Total net sales	$193,795	$182,966

	March 31,	December 31,
	2021	2020
Long-term Assets:
North America	$111,104	$110,330
South America	30,333	33,785
Europe and Other	136,934	142,629
Total long-term assets	$278,371	$286,744
(A)	Unallocated Corporate expenses include, among other items, accounting/finance, human resources, information technology and legal costs as well as share-based compensation.
(B)	These amounts represent depreciation and amortization on property, plant and equipment and certain intangible assets.
(C)	Assets located at Corporate consist primarily of cash, intercompany loan receivables, fixed assets for the corporate headquarter building, leased assets, information technology assets, equity investments and investments in subsidiaries.

(15) Investments

Minda Stoneridge Instruments Ltd.

The Company has a 49% equity interest in Minda Stoneridge Instruments Ltd. (“MSIL”), a company based in India that manufactures electronics, instrumentation equipment and sensors primarily for the motorcycle, commercial vehicle and automotive markets. The investment is accounted for under the equity method of accounting. The Company’s investment in MSIL, recorded as a component of investments and other long-term assets, net on the condensed consolidated balance sheets, was $14,171 and $13,547 at March 31, 2021 and December 31, 2020, respectively. Equity in earnings of MSIL included in the condensed consolidated statements of operations was $430 and $457, for the three months ended March 31, 2021 and 2020, respectively.

PST Eletrônica Ltda.

The Company had a 74% controlling interest in Stoneridge Brazil from December 31, 2011 through May 15, 2017. On May 16, 2017, the Company acquired the remaining 26% noncontrolling interest in Stoneridge Brazil. As part of the acquisition agreement, the Company will be required to pay additional earn-out consideration, which is not capped, based on Stoneridge Brazil’s financial performance in 2021. See Note 5 for the fair value and foreign currency adjustments of the earn-out consideration for the current and prior periods.

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

Other Investments

In December 2018, the Company entered into an agreement to make a $10,000 investment in a fund (“Autotech Fund II”) managed by Autotech Ventures (“Autotech”), a venture capital firm focused on ground transportation technology which is accounted for under the equity method of accounting. The Company’s $10,000 investment in the Autotech Fund II will be contributed over the expected ten-year life of the fund. The Company contributed $650 to and received $251 in distributions from the Autotech Fund II during the three months ended March 31, 2021. The Company did not contribute to or receive distributions from the Autotech Fund II during the three months ended March 31, 2020. The Company has a 6.6% interest in Autotech Fund II. The Company recognized earnings of $184 and $39 during the three months ended March 31, 2021 and 2020, respectively. The Autotech Fund II investment recorded in investments and other long-term assets in the condensed consolidated balance sheets was $4,019 and $3,436 as of March 31, 2021 and December 31, 2020, respectively.

(16) Disposal of Particulate Matter Sensor Business

On March 8, 2021, the Company entered into an Asset Purchase Agreement (the “APA”) by and among the Company, the Company’s wholly owned subsidiary, Stoneridge Electronics AS, as the Sellers, and Standard Motor Products, Inc. (“SMP”) and SMP Poland SP Z O.O., as the Buyers. Pursuant to the APA the Company agreed to sell to the Buyers the Company’s assets located in Lexington, Ohio and Tallinn, Estonia related to the manufacturing of particulate matter sensor products and related service part operations (together, the “PM sensor business”). In the past, the Company has sometimes referred to the PM sensor assets as the Company’s soot sensing business. The Buyers are not acquiring any of the Company’s locations or employees. The purchase price for the sale of the PM sensor assets is $4,000 (subject to a post-closing inventory adjustment which was a payment to SMP of $1,133) plus the assumption of certain liabilities. The purchase price was allocated among PM sensor product lines, Gen 1 and Gen 2 as defined under the APA. The purchase price allocated to Gen 1 fixed assets and inventory and Gen 2 fixed assets was $3,214 and $786, respectively. The sale of the Gen 2 assets will occur upon completion of the Company’s supply commitments to certain customers which are expected to be completed by December 31, 2021. The Company and SMP also entered into certain ancillary agreements, including a contract manufacturing agreement, a transitional services agreement, and a supply agreement, pursuant to which the Company will provide and be compensated for certain manufacturing, transitional, administrative and support services to SMP on a short-term basis.

During the three months ended March 31, 2021 the Company’s Control Devices segment recognized net sales and cost of goods sold of $971 and $898, respectively, for the one-time sale of Gen 1 inventory and a gain on disposal of $740 for the sale of Gen 1 fixed assets less transaction costs of $60 within SG&A.

Pursuant to the contract manufacturing agreement, the Company produced and sold PM sensor finished goods inventory to SMP for net sales and COGS of $778 and $744, respectively, in the three months ended March 31, 2021. In addition, the Company received $68 for services provided pursuant to the transition services agreement which were recognized as a reduction in SG&A for the three months ended March 31, 2021.

PM sensor Gen 1 net sales, including sales of $778 to SMP pursuant to the contract manufacturing agreement, and operating income were $3,045 and $508, respectively, for the three months ended March 31, 2021. PM sensor Gen 1 net sales and operating loss were $2,381 and $103, respectively, for the three months ended March 31, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a global designer and manufacturer of highly engineered electrical and electronic systems, components and modules, primarily for the automotive, commercial vehicle, motorcycle, agricultural and off-highway vehicle markets.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes related thereto and other financial information included elsewhere herein.

Impact of COVID-19 on Our Business

The coronavirus pandemic (“COVID-19”) had a negative impact on the global economy in 2020 and lingering impacts remain in 2021, disrupting financial markets and increasing volatility, and have impeded global supply chains, restricted manufacturing operations and resulted in significantly reduced economic activity and higher unemployment rates. It has disrupted, and likely will continue to disrupt, the global vehicle industry and customer sales, production volumes and purchases of automotive, commercial, off-highway, motorcycle and agricultural vehicles by end-consumers. COVID-19 began to impact our operations in the first quarter of 2020 as government authorities imposed mandatory closures, work-from-home orders, social distancing protocols, and other restrictions. These actions materially affected our ability to adequately staff and maintain our operations and supply chain and significantly impacted our financial results in the first half of 2020. The adverse conditions caused by COVID-19 initially reduced demand for our products and increased operating costs, which has resulted in lower overall margins. Similar to our customers, we instituted several changes to our manufacturing operations to reduce the spread of COVID-19 and keep our employees safe. Although our end-markets have shown strong recovery over the last several months, COVID-19 may continue to adversely impact demand for our products and our financial condition and results of operations in the near term.

The adverse impacts of the COVID-19 pandemic led to a significant vehicle production slowdown in the first half of 2020, which was followed by increased consumer demand and vehicle production schedules in the second half of 2020. This surge in demand led to a worldwide semiconductor supply shortage at the end of 2020 which has continued into 2021, as semiconductor suppliers have been unable to rapidly reallocate production lines to serve the transportation industry. In addition, we have experienced longer lead-times, higher costs and delays in procuring other component parts and raw materials due to shortages and inflation in commodity prices. As a result, we are currently experiencing incremental costs relating to these temporary supply chain related issues. We are assessing the potential supply chain impacts, which may directly or indirectly impact various suppliers, and correspondingly, OEM production. We are working closely with our suppliers and customers to minimize any potential adverse impacts, and we continue to closely monitor the availability of semiconductor microchips and other component parts and raw materials, customer vehicle production schedules and any other supply chain inefficiencies that may arise, due to this or any other issue. However, any direct or indirect supply chain disruptions may have an adverse impact on our financial condition, results of operations or cash flows.

We continue to actively manage our cash and working capital to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times. Beginning in 2020 and continuing through the quarter ended March 31, 2021, we undertook several actions to reduce costs and spending across our organization. This included reducing hiring activities, temporarily reducing workforce in facilities impacted by volume reductions or shutdowns and limiting discretionary spending. Due to the adverse financial impact of COVID-19 resulting from significantly reduced production during the second quarter of 2020, we amended our existing credit facility to waive several financial covenants, including our net debt leverage compliance ratio, until the second quarter of 2021. As of March 31, 2021, our cash and cash equivalents balance was $60.5 million while undrawn commitments on our credit facility were $244.8 million.

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

Stoneridge Brazil. This segment includes results of operations that design and manufacture vehicle tracking devices and monitoring services, vehicle security alarms and convenience accessories, in-vehicle audio and infotainment devices and telematics solutions.

First Quarter Overview

The Company had net income of $0.1 million, or $0.00 per diluted share, for the three months ended March 31, 2021.

Net income decreased by $3.4 million, or $0.13 per diluted share, from $3.5 million, or $0.13 per diluted share, for the three months ended March 31, 2020. Net sales increased by $10.8 million, or 5.9% from higher volumes in certain of our served markets and favorable foreign currency translation. Our operating income decreased by $1.6 million primarily due to lower gross margin as a percentage of sales, higher design and development costs and an unfavorable change in fair value of SRB earn-out consideration adjustments offset by lower restructuring and business realignment costs of $1.6 million and the gain on disposal of the PM sensor business. Interest expense, net was higher in the first quarter of 2021 due to an increase in outstanding Credit Facility borrowings and a higher interest rate and other expense, net was higher than the prior year due to favorable 2020 foreign currency gains.

Our Control Devices segment net sales increased by 2.9% compared to the first quarter of 2020 primarily as a result of increased volumes in our China automotive and commercial vehicle markets. Partially offsetting these increased volumes were decreases in Control Devices’ North American automotive market. Segment gross margin increased due to lower restructuring costs of $0.8 million and favorable leverage of fixed costs offset by costs associated with supply chain disruptions. Segment operating income increased due to higher gross margin, the gain on disposal of the PM Soot business offset by higher Sarasota environmental remediation costs.

Our Electronics segment net sales increased by 15.7% compared to the first quarter of 2020 primarily due to favorable foreign currency translation and an increase in sales volume in our European, North American and China commercial vehicle markets. Segment gross margin decreased due to higher material and labor expenses from costs associated with supply chain disruptions and adverse product mix . Operating income for the segment decreased compared to the first quarter of 2020 due to lower segment gross margin and higher design and development costs.

Our Stoneridge Brazil segment net sales decreased by 21.7% compared to the first quarter of 2020 due to unfavorable foreign currency translation and lower volumes for our aftermarket products offset by higher sales for our Argentina market channel. Segment gross margin declined due to unfavorable foreign currency translation and adverse mix from lower sales of aftermarket products. Operating income decreased compared to 2020 due to lower gross margin and an unfavorable change in fair value of earn-out consideration adjustments offset by lower selling and design and development costs.

In the first quarter of 2021, design and development (“D&D”) expenses increased by $2.4 million compared to the first quarter of 2020 primarily due to higher development costs for awarded programs and development of advanced technologies and systems for future growth opportunities.

At March 31, 2021 and December 31, 2020, we had cash and cash equivalents balances of $60.5 million and $73.9 million, respectively. The 2021 increase in borrowings under the Credit Facility were to support higher working capital levels and to maintain a high level of liquidity to ensure adequate available capital across our global locations. At March 31, 2021 and December 31, 2020, we had $153.5 million and $136.0 million, respectively, in borrowings outstanding on the Credit Facility.

Outlook

The Company believes that focusing on products that address industry megatrends will have a positive impact on both our top-line growth and underlying margins, beginning in the first quarter of 2020 and continuing through the first quarter of 2021, COVID-19 caused worldwide adverse economic conditions and uncertainty in our served markets.

The North American automotive market is expected to increase from 13.0 million units in 2020 to 15.7 million units in 2021 as the market recovers from adverse economic conditions caused by COVID-19 in 2020. The Company expects sales volumes in our Control Devices segment to increase from 2020 based on current 2021 production forecasts and the ramp-up of certain program launches, however, global supply chain shortages, such as the global semiconductor supply shortage, could potentially have an adverse impact on our sales volumes in 2021, primarily in the first half of the year.

For 2021, we expect an increase in our Electronics’ segment sales in 2021 compared to 2020 primarily due to the increase in production volume forecasts in our European and North American commercial markets and new program launches in 2021, including the first two launches of our MirrorEye camera based vision system for OEM applications as well as the continued roll out of MirrorEye in the retrofit markets.

Our 2020 Stoneridge Brazil segment revenues declined compared to the prior year due to the adverse economic conditions caused by COVID-19 and adverse foreign currency translation. In April 2021, the International Monetary Fund (“IMF”) forecasted the Brazil gross domestic product to grow 3.7% in 2021 and 2.6% in 2022. We expect our served market channels to remain relatively flat based on current market conditions. Our financial performance in our Stoneridge Brazil segment is also subject to uncertainty from movements in the Brazilian Real and Argentina Peso foreign currencies.

Global transportation production has been impacted by supply chain disruptions, in the first quarter of 2021, primarily in our automotive passenger vehicle end-market. Based on the current market conditions, we expect production reductions to be primarily in the first half of 2021 and expect some of the production to be to be made up in the second half of year based on current market demand. We continue to expect the full year revenue impact in 2021 to be limited, however, we do expect that increased material costs, due to material spot buys and increased expediting and premium freight costs, will have an adverse impact on gross margin in 2021.

Other Matters

A significant portion of our sales are outside of the United States. These sales are generated by our non-U.S. based operations, and therefore, movements in foreign currency exchange rates can have a significant effect on our results of operations, which are presented in U.S. dollars. A significant portion of our raw materials purchased by our Electronics and Stoneridge Brazil segments are denominated in U.S. dollars, and therefore movements in foreign currency exchange rates can also have a significant effect on our results of operations. During the first quarter of 2020 and 2021 the U.S. Dollar strengthened against the euro, Swedish krona, Brazilian real, Argentine peso and Mexican peso, unfavorably impacting our material costs and reported results.

On March 8, 2021, the Company entered into an Asset Purchase Agreement (the “APA”) by and among the Company, the Company’s wholly owned subsidiary, Stoneridge Electronics AS, as the Sellers, and Standard Motor Products, Inc. (“SMP”) and SMP Poland SP Z O.O., as the Buyers. Pursuant to the APA the Company agreed to sell to the Buyers the Company’s assets located in Lexington, Ohio and Tallinn, Estonia related to the manufacturing of particulate matter sensor products and related service part operations (together, the “PM sensor business”). In the past, the Company has sometimes referred to the PM sensor assets as the Company’s soot sensing business. The Buyers are not acquiring any of the Company’s locations or employees. The purchase price for the sale of the PM sensor business was $4.0 million (subject to a post-closing inventory adjustment which was a payment to SMP of $1.1 million) plus the assumption of certain liabilities. The purchase price was allocated among PM sensor product lines, Gen 1 and Gen 2 as defined under the APA. The purchase price allocated to Gen 1 fixed assets and inventory and Gen 2 fixed assets was $3.2 million and $0.8 million, respectively. The sale of the Gen 2 assets will occur upon completion of the Company’s supply commitments to certain customers which are expected to be completed by December 31, 2021. The Company and SMP also entered into certain ancillary agreements, including a contract manufacturing agreement, a transitional services agreement, and a supply agreement, pursuant to which the Company will provide and be compensated for certain manufacturing, transitional, administrative and support services to SMP on a short-term basis.

On May 19, 2020, the Company committed to the strategic exit of its Control Devices particulate matter sensor product line (“PM Sensor Exit”). The decision to exit the PM sensor product line was made after the consideration of the decline in the market outlook for diesel passenger vehicles, the current and expected profitability of the product line and the Company’s strategic focus on aligning resources with the greatest opportunities. The estimated costs for the PM Sensor Exit include employee severance and termination costs, contract termination costs, professional fees and other related costs such as potential commercial settlements. Non-cash charges include impairment of fixed assets and accelerated depreciation associated with PM Sensor production. We recognized $1.4 million of expense as a result of this initiative during the three months ended March 31, 2021. The estimated range of additional cost of the plan to exit the PM sensor product line, that will impact the Control Devices segment, is approximately $0.8 million to $3.6 million and is related to employee severance and termination costs, contract terminations costs and other related costs such as commercial and supplier settlements. The Company expects the exit from the PM sensor product line to be completed in the fourth quarter of 2021.

In January 2019, we committed to a restructuring plan that resulted in the closure of our Canton, Massachusetts facility (“Canton Facility”) as of March 31, 2020 and the consolidation of manufacturing operations at that site into other Company locations (“Canton Restructuring”). The estimated costs for the Canton Restructuring included employee severance and termination costs, contract termination costs, professional fees and other related costs such as moving and set-up costs for equipment and costs to restore the engineering function previously located at the Canton Facility.  We recognized less than $0.1 million and $2.2 million of expense as a result of these actions during the three months ended March 31, 2021 and 2020, respectively. During the third quarter of 2020, we leased the Canton facility to a third party and are evaluating the sale of the facility. We do not expect to incur additional costs related to the Canton Restructuring.

In the fourth quarter of 2018, the Company undertook restructuring actions for the Electronics segment affecting the European Aftermarket business and China operations. In the second quarter of 2020, the Company finalized plans to move its European Aftermarket sales activities in Dundee, Scotland to a new location which resulted in incurring contract termination costs as well as employee severance and termination costs. In addition, the Company announced an additional restructuring program to transfer the European production of its Controls product line to China. For the three months ended March 31, 2021 and 2020, we recognized expense of $0.2 million and less than $0.1 million, respectively, as a result of these actions for related costs and non-cash fixed asset charges for accelerated depreciation. The Company expects to incur approximately $0.6 million of additional restructuring costs related to equipment set-up, product launch costs and other related costs for these actions through the fourth quarter of 2021.

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

We regularly evaluate the performance of our businesses and their cost structures, including personnel, and make necessary changes thereto in order to optimize our results. We also evaluate the required skill sets of our personnel and periodically make strategic changes. As a consequence of these actions, we incur severance related costs which we refer to as business realignment charges. Business realignment costs of $0.2 million and $0.6 million were incurred in the three ended March 31, 2021 and 2020, respectively.

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

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

					Dollar
					increase /
Three months ended March 31,	2021		2020		(decrease)
Net sales	$193,795	100.0%	$182,966	100.0%	$10,829
Costs and expenses:
Cost of goods sold	147,709	76.2	137,569	75.2	10,140
Selling, general and administrative	29,376	15.2	29,503	16.1	(127)
Design and development	14,651	7.6	12,235	6.7	2,416
Operating income	2,059	1.0	3,659	2.0	(1,600)
Interest expense, net	1,766	0.9	1,030	0.5	736
Equity in earnings of investee	(614)	(0.3)	(457)	(0.2)	(157)
Other expense (income), net	358	0.2	(1,617)	(0.9)	1,975
Income before income taxes	549	0.2	4,703	2.6	(4,154)
Provision for income taxes	419	0.2	1,213	0.7	(794)
Net income	$130	(0.0)%	$3,490	1.9%	$(3,360)

Net Sales. Net sales for our reportable segments, excluding inter-segment sales, are summarized in the following table (in thousands):

					Dollar	Percent
					increase	increase
Three months ended March 31,	2021		2020		(decrease)	(decrease)
Control Devices	$99,618	51.4%	$96,850	52.9%	$2,768	2.9%
Electronics	82,770	42.7	71,546	39.1	11,224	15.7%
Stoneridge Brazil	11,407	5.9	14,570	8.0	(3,163)	(21.7)%
Total net sales	$193,795	100.0%	$182,966	100.0%	$10,829	5.9%

Our Control Devices segment net sales increased $2.8 million due to increased volumes in our China automotive and commercial vehicle markets of $4.2 million and $2.5 million, respectively, and an increase in our North American commercial vehicle and agricultural markets of $0.9 million and $0.4 million, respectively, as well as a favorable foreign currency translation of $0.7 million. These increases were partially offset by a decrease in volumes in our North American automotive market of $6.1 million.

Our Electronics segment net sales increased due to favorable euro and Swedish krona foreign currency translation of $6.5 million compared to the prior year quarter. Sales volumes increased in our European, North American and China commercial vehicle markets of $3.2 million, $0.9 million and $0.5 million, respectively. In addition, the Electronics segment net sales increased due to higher sales volumes in our European off-highway vehicle products of $0.5 million. These increases were partially offset by a decrease in sales volume in our Automotive market of $0.5 million.

Our Stoneridge Brazil segment net sales decreased due to unfavorable Brazilian real foreign currency translation of $3.1 million and lower volumes for our aftermarket products offset by higher sales for our Argentina market channel.

Net sales by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
					increase	increase
Three months ended March 31,	2021		2020		(decrease)	(decrease)
North America	$96,534	49.8%	$99,851	54.5%	$(3,317)	(3.3)%
South America	11,407	5.9	14,570	8.0	(3,163)	(21.7)%
Europe and Other	85,854	44.3	68,545	37.5	17,309	25.3%
Total net sales	$193,795	100.0%	$182,966	100.0%	$10,829	5.9%

The decrease in North American net sales was attributable to sales volume decreases in our North American automotive market of $6.6 million offset by an increase in sales volume in our North American commercial vehicle and other markets by $1.8 million and $0.7 million, respectively. The decrease in net sales in South America was primarily due to unfavorable foreign currency translation of $3.1 million. The increase in net sales in Europe and Other was primarily due to a favorable foreign currency translation of $7.2 million as well as an increase in our China automotive, European commercial vehicle and China commercial vehicle markets of $4.2 million, $3.4 million and $3.0 million, respectively. The increases in Europe and Other sales were offset by a decrease in European automotive sales of $0.8 million.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased compared to the first quarter of 2020 and our gross margin decreased from 24.8% in the first quarter of 2020 to 23.8% in the first quarter of 2021. Our material cost as a percentage of net sales increased from 52.8% in the first quarter of 2020 to 54.8% in the first quarter of 2021 from costs associated with supply chain disruptions and adverse product mix. Overhead as a percentage of net sales decreased to 15.7% for the first quarter of 2021 compared to 16.9% for the first quarter of 2020.

Our Control Devices segment gross margin increased due to lower restructuring costs of $1.4 million and favorable leverage of fixed costs from higher sales levels offset by costs associated with supply chain disruptions.

Our Electronics segment gross margin decreased primarily due to higher material and labor costs as a percentage of net sales from costs associated with supply chain disruptions and adverse product mix.

Our Stoneridge Brazil segment gross margin decreased due to the reduction in sales volume and adverse mix from lower sales of aftermarket products.

Selling, General and Administrative (“SG&A”). SG&A expenses decreased by $0.1 million compared to the first quarter of 2020. SGA spending was consistent with the prior period while the 2021 first quarter gain on disposal of the PM sensor business was offset by unfavorable change in fair value of SRB earn-out consideration adjustments.

Design and Development (“D&D”). D&D costs increased by $2.4 million due to an increase in our Electronics segment for ongoing development activities for awarded business programs and development of advanced technologies and systems for future growth opportunities.

Operating Income. Operating income (loss) is summarized in the following table by reportable segment (in thousands):

			Dollar	Percent
			increase /	increase /
Three months ended March 31,	2021	2020	(decrease)	decrease
Control Devices	$10,165	$7,322	$2,843	38.8%
Electronics	(873)	2,872	(3,745)	NM
Stoneridge Brazil	(48)	859	(907)	NM
Unallocated corporate	(7,185)	(7,394)	209	2.8%
Operating income	$2,059	$3,659	$(1,600)	(43.7)%

NM – Not meaningful

Our Control Devices segment operating income increased due to the impact of higher gross margin, the gain on disposal of the PM sensor business offset by higher Sarasota environmental costs.

Our Electronics segment operating income decreased primarily due to the impact of lower segment gross margin and higher D&D costs.

Our Stoneridge Brazil segment operating income decreased primarily due to lower gross margin and an unfavorable change in fair value of earn-out consideration adjustments offset by lower selling and design and development costs.

Our unallocated corporate operating loss decreased primarily from lower wage and employee benefit expenses offset by higher incentive compensation costs.

Operating income (loss) by geographic location is summarized in the following table (in thousands):

			Dollar	Percent
			increase /	increase /
Three months ended March 31,	2021	2020	(decrease)	decrease
North America	$(2,638)	$(483)	$(2,155)	(446.2)%
South America	(48)	859	(907)	NM
Europe and Other	4,745	3,283	1,462	44.5%
Operating income	$2,059	$3,659	$(1,600)	(43.7)%

Our North American operating loss increased due to lower sales in our automotive market offset by lower restructuring costs. The decrease in operating income in South America was primarily due lower gross margin. Our operating results in Europe and Other increased primarily due to higher sales in our commercial vehicle and China automotive markets as well as a favorable foreign currency translation impact.

Interest Expense, net. Interest expense, net increased by $0.7 million for the three months ended March 31, 2021 due to an increase in our Credit Facility outstanding balance and interest rate.

Equity in Earnings of Investee. Equity earnings for MSIL were $0.4 million and $0.5 million for the three months ended March 31, 2021 and 2020, respectively. Equity earnings for Autotech Fund II were $0.2 million and $0.0 million for the three months ended March 31, 2021 and 2020, respectively.

Other Expense (Income), net. We record certain foreign currency transaction losses (gains) as a component of other expense (income), net on the condensed consolidated statement of operations. Other expense, net of $0.4 million, increased by $2.0 million in the first quarter of 2021 compared to other income, net of $1.6 million for the first quarter of 2020 due to 2020 foreign currency transaction gains in our Stoneridge Brazil and Electronics segments.

Provision for Income Taxes. In the three months ended March 31, 2021, income tax expense of $0.4 million was attributable to the mix of earnings among tax jurisdictions as well as tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions. The effective tax rate of 76.2% is greater than the statutory tax rate primarily due to the impact of tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions, offset by tax deductible stock compensation and tax incentives.

In the three months ended March 31, 2020, income tax expense of $1.2 million was attributable to the mix of earnings among tax jurisdictions as well as valuation allowances in certain jurisdictions. The effective tax rate of 25.8% was greater than the statutory tax rate primarily due to losses in jurisdictions for which a valuation allowance is recorded.

Liquidity and Capital Resources

Summary of Cash Flows:

Three months ended March 31,	2021	2020
Net cash provided by (used for):
Operating activities	$(17,066)	$(6,562)
Investing activities	(6,912)	(7,132)
Financing activities	12,824	28,199
Effect of exchange rate changes on cash and cash equivalents	(2,257)	(2,603)
Net change in cash and cash equivalents	$(13,411)	$11,902

Cash used for operating activities increased compared to the first three months of 2020 primarily due to an increase in cash used to fund working capital levels primarily for accounts receivable and lower net income. Our receivable terms and collections rates have remained consistent between periods presented.

Net cash used for investing activities decreased slightly compared to 2020 due to proceeds from the sale of the PM sensor business offset by higher capital expenditures and investments in the Autotech Fund II.

Net cash provided by financing activities decreased compared to the prior year primarily due to lower net Credit Facility borrowings of $17.5 million and 2020 Common Share repurchases.

As outlined in Note 7 to our condensed consolidated financial statements, the Credit Facility increased our borrowing capacity by $100.0 million and permits borrowing up to a maximum level of $400.0 million. This variable rate facility provides the flexibility to refinance other outstanding debt or finance acquisitions through June 2024. The Credit Facility contains certain financial covenants that require the Company to maintain less than a maximum leverage ratio and more than a minimum interest coverage ratio. The Credit Facility also contains affirmative and negative covenants and events of default that are customary for credit arrangements of this type including covenants which place restrictions and/or limitations on the Company’s ability to borrow money, make capital expenditures and pay dividends. The Credit Facility had an outstanding balance of $153.5 million at March 31, 2021.

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

The Company was in compliance with all covenants at March 31, 2021. The Company has not experienced a violation which would limit the Company’s ability to borrow under the Credit Facility (as amended) and does not expect that the covenants under it will restrict the Company’s financing flexibility. However, it is possible that future borrowing flexibility under the Credit Facility may be limited as a result of lower than expected financial performance due to the adverse impact of COVID-19 on the Company’s markets and general global demand. The Company expects to make additional repayments on the Credit Facility when cash exceeds the amount needed for operations.

Stoneridge Brazil maintains short-term loans used for working capital purposes. At March 31, 2021, there was $0.8 million of Stoneridge Brazil debt outstanding. Scheduled principal repayments of $0.8 million are due in 2021.

The Company’s wholly owned subsidiary located in Stockholm, Sweden, has an overdraft credit line which allows overdrafts on the subsidiary’s bank account up to a daily maximum level of 20.0 million Swedish krona, or $2.3 million and $2.4 million, at March 31, 2021 and December 31, 2020, respectively. At March 31, 2021, there was no balance outstanding on this overdraft credit line. At December 31, 2020, there was 13.1 million Swedish krona, or $1.6 million, outstanding on this overdraft credit line. During the three months ended March 31, 2021, the subsidiary borrowed 95.9 million Swedish krona, or $11.0 million, and repaid 109.0 million Swedish krona, or $12.5 million.

The Company’s wholly-owned subsidiary located in Suzhou, China, has two credit lines which allow up to a maximum borrowing level of 50.0 million Chinese yuan, or $7.6 million and $7.7 million at March 31, 2021 and December 31, 2020, respectively. At March 31, 2021 and December 31, 2020 there was $4.4 million and $4.5 million, respectively, in borrowings outstanding recorded within current portion of debt. In addition, the Suzhou subsidiary has a bank acceptance draft line of credit which allows up to a maximum borrowing level of 15.0 million Chinese yuan, or $2.3 million at both March 31, 2021 and December 31, 2020. There was $1.3 million and $0.4 million utilized on the Suzhou bank acceptance draft line of credit at March 31, 2021 and December 31, 2020, respectively.

On May 19, 2020, the Company committed to the strategic exit of its Control Devices PM sensor product line. The estimated costs for the PM Sensor Exit include employee severance and termination costs, contract termination costs, professional fees and other related costs such as commercial settlements. Non-cash charges include impairment of fixed assets and accelerated depreciation associated with PM Sensor production. We recognized $1.4 million of expense as a result of this initiative during the three months ended March 31, 2021. The estimated range of additional cost to exit the PM sensor product line, that will impact the Control Devices segment, is approximately $0.8 million to $3.6 million and is related to employee severance and termination costs, contract terminations costs and other related costs such as potential commercial and supplier settlements. The Company expects the exit from the PM sensor product line to be completed in the fourth quarter of 2021.

In the fourth quarter of 2018, the Company undertook restructuring actions for the Electronics segment affecting the European Aftermarket business and China operations. In the second quarter of 2020, the Company finalized plans to move its European Aftermarket sales activities in Dundee, Scotland to a new location which resulted in incurring contract termination costs as well as employee severance and termination costs. In addition, the Company announced an additional restructuring program to transfer the European production of its Controls product line to China. For the three months ended March 31, 2021 and 2020, we recognized expense of $0.2 million and less than $0.1 million, respectively, as a result of these actions for related costs and non-cash fixed asset charges for accelerated depreciation fixed assets. The Company expects to incur approximately $0.6 million of additional restructuring costs related to equipment set-up, product launch costs and other related costs for these actions through the fourth quarter of 2021.

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

In December 2018, the Company entered into an agreement to make a $10.0 million investment in a fund (“Autotech Fund II) managed by Autotech Ventures (“Autotech”), a venture capital firm focused on ground transportation technology.  The Company’s $10.0 million investment in the Autotech Fund II will be contributed over the expected ten-year life of the fund.  As of March 31, 2021, the Company’s cumulative investment in the Autotech Fund II was $4.0 million. The Company contributed $0.4 million, net to the Autotech Fund II during the three months ended March 31, 2021 and did not contribute to the fund during the three months ended March 21, 2020.

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

At March 31, 2021, we had a cash and cash equivalents balance of approximately $60.5 million, of which 92.2% was held in foreign locations. The Company has approximately $244.8 million of undrawn commitments under the Credit Facility as of March 31, 2021, which results in total undrawn commitments and cash balances of more than $305.3 million. However, despite the June 26, 2020 amendment, it is possible that future borrowing flexibility under our Credit Facility may be limited as a result of our financial performance.

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

Critical Accounting Policies and Estimates

The Company’s critical accounting policies, which include management’s best estimates and judgments, are included in Part II, Item 7, to the consolidated financial statements of the Company’s 2020 Form 10-K. These accounting policies are considered critical as disclosed in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis of the Company’s 2020 Form 10-K because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates. There have been no material changes in our significant accounting policies or critical accounting estimates during the first quarter of 2021.

Information regarding other significant accounting policies is included in Note 2 to our consolidated financial statements in Item 8 of Part II of the Company’s 2020 Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the quantitative and qualitative information about the Company’s market risk from those previously presented within Part II, Item 7A of the Company’s 2020 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2021, an evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the PEO and PFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in certain legal actions and claims primarily arising in the ordinary course of business. We establish accruals for matters which we believe that losses are probable and can be reasonably estimated. Although it is not possible to predict with certainty the outcome of these matters, we do not believe that any of the litigation in which we are currently engaged, either individually or in the aggregate, will have a material adverse effect on our business, consolidated financial position or results of operations. We are subject to litigation regarding civil, labor, regulatory and other tax contingencies in our Stoneridge Brazil segment for which we believe the likelihood of loss is reasonably possible, but not probable, although these claims might take years to resolve. We are also subject to product liability and product warranty claims. In addition, if any of our products prove to be defective, we may be required to participate in a government-imposed or customer OEM-instituted recall involving such products. There can be no assurance that we will not experience any material losses related to product liability, warranty or recall claims. See additional details of these matters in Note 11 to the condensed consolidated financial statements.

Item 1A. Risk Factors

There have been no material changes with respect to risk factors previously disclosed in the Company’s 2020 Form 10-K

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to repurchases of Common Shares made by us during the three months ended March 31, 2021. There were 67,475 Common Shares delivered to us by employees as payment for withholding taxes due upon vesting of performance share awards and share unit awards during the three months ended March 31, 2021.

			Total number of	Maximum number
			shares purchased as	of shares that may
			part of publicly	yet be purchased
	Total number of	Average price	announced plans	under the plans
Period	shares purchased	paid per share	or programs	or programs
1/1/21-1/31/21	-	$-	N/A	N/A
2/1/21-2/28/21	8	36.46	N/A	N/A
3/1/21-3/31/21	67,467	34.78	N/A	N/A
Total	67,475

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Exhibit

10.1	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020).

10.2

Amendment No. 1, dated February 23, 2021, to Employment Agreement, dated March 16, 2015 between the Company and Jonathan B. DeGaynor (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020).

10.3

Employment Agreement, dated January 29, 2021, by and between the Company and James Zizelman (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020).

10.4	Form of Stoneridge, Inc. Directors’ Restricted Shares Plan 2021 Grant Agreement, filed herewith.

10.5	Form of Stoneridge, Inc. Long-Term Incentive Plan 2021 Performance Shares Grant Agreement, filed herewith.

10.6	Form of Stoneridge, Inc. Long-Term Incentive Plan 2021 Restricted Share Units Agreement, filed herewith.

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

	101	XBRL Exhibits:

	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
104

The cover page from our Quarterly Report on Form 10-Q for the period ended March 31, 2021, filed with the Securities and Exchange Commission on April 28, 2021, is formatted in Inline Extensible Business Reporting Language (“iXBRL”)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONERIDGE, INC.

Date: April 28, 2021	/s/ Jonathan B. DeGaynor
Jonathan B. DeGaynor
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 28, 2021	/s/ Robert R. Krakowiak
Robert R. Krakowiak
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)