Form 10-Q
period 2021-06-30
STONERIDGE INC
filed 2021-08-04
CIK 1043337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

The number of Common Shares, without par value, outstanding as of July 30, 2021 was 27,163,551.

STONERIDGE, INC. AND SUBSIDIARIES

Forward-Looking Statements

Portions of this report on Form 10-Q contain “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report and may include statements regarding the intent, belief or current expectations of the Company, with respect to, among other things, our (i) future product and facility expansion, (ii) acquisition strategy, (iii) investments and new product development, (iv) growth opportunities related to awarded business and (v) operational expectations. Forward-looking statements may be identified by the words “will,” “may,” “should,” “designed to,” “believes,” “plans,” “projects,” “intends,” “expects,” “estimates,” “anticipates,” “continue,” and similar words and expressions. The forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other factors:

●	the impact of COVID-19, or other future pandemics, on the global economy, and on our customers, suppliers, employees, business and cash flows;
●	the reduced purchases, loss or bankruptcy of a major customer or supplier;
●	the costs and timing of business realignment, facility closures or similar actions;
●	a significant change in automotive, commercial, off-highway, motorcycle or agricultural vehicle production;
●	competitive market conditions and resulting effects on sales and pricing;
●	our ability to manage foreign currency fluctuations;
●	our ability to achieve cost reductions that offset or exceed customer-mandated selling price reductions;
●	customer acceptance of new products;
●	our ability to successfully launch/produce products for awarded business;
●	adverse changes in laws, government regulations or market conditions, including tariffs, affecting our products or our customers’ products;
●	our ability to protect our intellectual property and successfully defend against assertions made against us;
●	liabilities arising from warranty claims, product recall or field actions, product liability and legal proceedings to which we are or may become a party, or the impact of product recall or field actions on our customers;
●	labor disruptions at our facilities or at any of our significant customers or suppliers;
●	business disruptions due to natural disasters or other disasters outside our control;
●	the ability of our suppliers to supply us with parts and components at competitive prices on a timely basis, including the impact of potential tariffs and trade considerations on their operations and output;
●	fluctuations in the cost and availability of key materials (including semiconductors, printed circuit boards, resin, aluminum, steel and copper) and components and our ability to offset cost increases;
●	the amount of our indebtedness and the restrictive covenants contained in the agreements governing our indebtedness, including our revolving credit facility;
●	capital availability or costs, including changes in interest rates or market perceptions;
●	the failure to achieve the successful integration of any acquired company or business;
●	risks related to a failure of our information technology systems and networks, and risks associated with current and emerging technology threats and damage from computer viruses, unauthorized access, cyber-attack and other similar disruptions; and
●	the items described in Part I, Item IA (“Risk Factors”) in the Company’s 2020 Form 10-K.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STONERIDGE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(in thousands)	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$55,587	$73,919
Accounts receivable, less reserves of $1,603 and $817, respectively	153,204	136,745
Inventories, net	114,810	90,548
Prepaid expenses and other current assets	38,808	33,452
Total current assets	362,409	334,664
Long-term assets:
Property, plant and equipment, net	112,055	119,324
Intangible assets, net	55,349	55,394
Goodwill	37,954	39,104
Operating lease right-of-use asset	16,780	18,944
Investments and other long-term assets, net	51,385	53,978
Total long-term assets	273,523	286,744
Total assets	$635,932	$621,408

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of debt	$4,455	$7,673
Accounts payable	97,088	86,103
Accrued expenses and other current liabilities	61,937	52,272
Total current liabilities	163,480	146,048
Long-term liabilities:
Revolving credit facility	126,000	136,000
Deferred income taxes	11,854	12,935
Operating lease long-term liability	13,716	15,434
Other long-term liabilities	7,252	14,357
Total long-term liabilities	158,822	178,726
Shareholders' equity:
Preferred Shares, without par value, 5,000 shares authorized, none issued	-	-
Common Shares, without par value, 60,000 shares authorized, 28,966 and 28,966 shares issued and 27,164 and 27,006 shares outstanding at June 30, 2021 and December 31, 2020, respectively, with no stated value	-	-
Additional paid-in capital	230,430	234,409
Common Shares held in treasury, 1,802 and 1,960 shares at June 30, 2021 and December 31, 2020, respectively, at cost	(56,086)	(60,482)
Retained earnings	232,270	212,342
Accumulated other comprehensive loss	(92,984)	(89,635)
Total shareholders' equity	313,630	296,634
Total liabilities and shareholders' equity	$635,932	$621,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2021	2020	2021	2020

Net sales	$191,334	$99,545	$385,129	$282,511
Costs and expenses:
Cost of goods sold	148,493	86,291	296,202	223,860
Selling, general and administrative	31,380	27,693	60,756	57,196
Gain on sale of Canton Facility, net	(30,718)	-	(30,718)	-
Design and development	15,495	12,384	30,146	24,619
Operating income (loss)	26,684	(26,823)	28,743	(23,164)
Interest expense, net	1,860	1,410	3,626	2,440
Equity in (earnings) loss of investee	(496)	231	(1,110)	(226)
Other (income) expense, net	(272)	(9)	86	(1,626)
Income (loss) before income taxes	25,592	(28,455)	26,141	(23,752)
Provision (benefit) for income taxes	5,794	(6,721)	6,213	(5,508)
Net income (loss)	$19,798	$(21,734)	$19,928	$(18,244)

Earnings (loss) per share:
Basic	$0.73	$(0.81)	$0.74	$(0.67)
Diluted	$0.72	$(0.81)	$0.73	$(0.67)
Weighted-average shares outstanding:
Basic	27,137	26,952	27,077	27,092
Diluted	27,432	26,952	27,442	27,092

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020

Net income (loss)	$19,798	$(21,734)	$19,928	$(18,244)

Other comprehensive income (loss), net of tax:
Foreign currency translation	7,172	1,821	(3,606)	(15,298)
Unrealized gain (loss) on derivatives (1)	386	1,210	257	(2,445)
Other comprehensive income (loss), net of tax	7,558	3,031	(3,349)	(17,743)

Comprehensive income (loss)	$27,356	$(18,703)	$16,579	$(35,987)

(1)	Net of tax expense of $103 and $322 for the three months ended June 30, 2021 and 2020, respectively. Net of tax expense (benefit) of $68 and $(650) for the six months ended June 30, 2021 and 2020, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six months ended June 30 (in thousands)	2021	2020

OPERATING ACTIVITIES:
Net income (loss)	$19,928	$(18,244)
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	14,099	13,242
Amortization, including accretion and write-off of deferred financing costs	3,126	2,732
Deferred income taxes	1,658	(7,018)
Earnings of equity method investee	(1,110)	(87)
(Gain) loss on sale of fixed assets	(139)	131
Share-based compensation expense	2,761	2,110
Excess tax (benefit) deficiency related to share-based compensation expense	(289)	40
Gain on sale of Canton Facility, net	(30,718)	-
Gain on disposal of business, net	(740)	-
Property, plant and equipment impairment charge	-	2,326
Change in fair value of earn-out contingent consideration	1,215	(233)
Changes in operating assets and liabilities:
Accounts receivable, net	(17,175)	37,644
Inventories, net	(24,750)	(6,295)
Prepaid expenses and other assets	(3,084)	992
Accounts payable	13,610	(26,044)
Accrued expenses and other liabilities	(1,033)	(7,829)
Net cash used for operating activities	(22,641)	(6,533)

INVESTING ACTIVITIES:
Capital expenditures, including intangibles	(14,043)	(17,194)
Proceeds from sale of fixed assets	474	19
Proceeds from disposal of business, net	1,050	-
Proceeds from sale of Canton Facility, net	35,167	-
Investment in venture capital fund, net	(1,599)	(750)
Net cash provided by (used for) investing activities	21,049	(17,925)

FINANCING ACTIVITIES:
Revolving credit facility borrowings	30,000	71,500
Revolving credit facility payments	(40,000)	(36,500)
Proceeds from issuance of debt	21,888	17,345
Repayments of debt	(25,082)	(16,242)
Common Share repurchase program	-	(4,995)
Repurchase of Common Shares to satisfy employee tax withholding	(2,349)	(1,741)
Net cash (used for) provided by financing activities	(15,543)	29,367

Effect of exchange rate changes on cash and cash equivalents	(1,197)	(1,900)
Net change in cash and cash equivalents	(18,332)	3,009
Cash and cash equivalents at beginning of period	73,919	69,403

Cash and cash equivalents at end of period	$55,587	$72,412

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,468	$2,344
Cash paid for income taxes, net	$6,645	$636

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Number of					Accumulated
	Common	Number of	Additional	Common		other	Total
	Shares	treasury	paid-in	Shares held	Retained	comprehensive	shareholders'
(in thousands)	outstanding	shares	capital	in treasury	earnings	loss	equity

BALANCE DECEMBER 31, 2019	27,408	1,558	$225,607	$(50,773)	$206,542	$(91,472)	$289,904
Net income	—	—	—	—	3,490	—	3,490
Unrealized loss on derivatives, net	—	—	—	—	—	(3,655)	(3,655)
Currency translation adjustments	—	—	—	—	—	(17,119)	(17,119)
Issuance of Common Shares	267	(267)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(75)	75	—	4,769	—	—	4,769
Common Share repurchase program	(607)	607	10,000	(14,995)	—	—	(4,995)
Share-based compensation, net	—	—	(5,101)	—	—	—	(5,101)
BALANCE MARCH 31, 2020	26,993	1,973	$230,506	$(60,999)	$210,032	$(112,246)	$267,293

Net loss	—	—	—	—	(21,734)	—	(21,734)
Unrealized gain on derivatives, net	—	—	—	—	—	1,210	1,210
Currency translation adjustments	—	—	—	—	—	1,821	1,821
Issuance of Common Shares	12	(12)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(4)	4	—	360	—	—	360
Common Share repurchase program	—	—	—	—	—	—	—
Share-based compensation, net	—	—	312	—	—	—	312
BALANCE JUNE 30, 2020	27,001	1,965	$230,818	$(60,639)	$188,298	$(109,215)	$249,262

BALANCE DECEMBER 31, 2020	27,006	1,960	$234,409	$(60,482)	$212,342	$(89,635)	$296,634
Net income	—	—	—	—	130	—	130
Unrealized loss on derivatives, net	—	—	—	—	—	(129)	(129)
Currency translation adjustments	—	—	—	—	—	(10,778)	(10,778)
Issuance of Common Shares	224	(224)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(68)	68	—	4,392	—	—	4,392
Share-based compensation, net	—	—	(5,577)	—	—	—	(5,577)
BALANCE MARCH 31, 2021	27,162	1,804	$228,832	$(56,090)	$212,472	$(100,542)	$284,672

Net income	—	—	—	—	19,798	—	19,798
Unrealized gain on derivatives, net	—	—	—	—	—	386	386
Currency translation adjustments	—	—	—	—	—	7,172	7,172
Issuance of Common Shares	2	(2)	—	—	—	—	—
Repurchased Common Shares for treasury, net	—	—	—	4	—	—	4
Share-based compensation, net	—	—	1,598	—	—	—	1,598
BALANCE JUNE 30, 2021	27,164	1,802	$230,430	$(56,086)	$232,270	$(92,984)	$313,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

(1) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Stoneridge, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s 2020 Form 10-K.

The Company’s investment in Minda Stoneridge Instruments Ltd. (“MSIL”) for the three and six months ended June 30, 2021 and 2020 has been determined to be an unconsolidated entity, and therefore is accounted for under the equity method of accounting based on the Company’s 49% ownership in MSIL.

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

Accounting Standards Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance in ASU 2020-04 provides temporary optional expedient and exceptions to the guidance in U.S. GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”) (also known as the “reference rate reform”). The guidance allows companies to elect not to apply certain modification accounting requirements to contracts affected by the reference rate reform, if certain criteria are met. The guidance will also allow companies to elect various optional expedients which would allow them to continue to apply hedge accounting for hedging relationships affected by the reference rate reform, if certain criteria are met. The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements. As of June 30, 2021, the Company has not yet had contracts modified due to rate reform.

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

The following tables disaggregate our revenue by reportable segment and geographical location(1) for the three months ended June 30, 2021 and 2020:

	Control Devices		Electronics		Stoneridge Brazil		Consolidated
Three months ended June 30	2021	2020	2021	2020	2021	2020	2021	2020
Net Sales:
North America	$69,357	$31,373	$27,343	$11,749	$-	$-	$96,700	$43,122
South America	-	-	-	-	14,904	7,010	14,904	7,010
Europe	2,843	4,434	61,327	32,585	-	-	64,170	37,019
Asia Pacific	14,145	11,198	1,415	1,196	-	-	15,560	12,394
Total net sales	$86,345	$47,005	$90,085	$45,530	$14,904	$7,010	$191,334	$99,545

The following tables disaggregate our revenue by reportable segment and geographical location(1) for the six months ended June 30, 2021 and 2020:

	Control Devices		Electronics		Stoneridge Brazil		Consolidated
Six months ended June 30	2021	2020	2021	2020	2021	2020	2021	2020
Net Sales:
North America	$145,486	$111,783	$47,748	$31,190	$-	$-	$193,234	$142,973
South America	-	-	-	-	26,311	21,580	26,311	21,580
Europe	9,633	11,822	122,332	83,891	-	-	131,965	95,713
Asia Pacific	30,844	20,250	2,775	1,995	-	-	33,619	22,245
Total net sales	$185,963	$143,855	$172,855	$117,076	$26,311	$21,580	$385,129	$282,511
(1)	Company sales based on geographic location are where the sale originates not where the customer is located.

Performance Obligations

For OEM and Tier 1 supplier customers, the Company typically enters into contracts to provide serial production parts that consist of a set of documents including, but not limited to, an award letter, master purchase agreement and master terms and conditions. For each production product, the Company enters into separate purchase orders that contain the product specifications and an agreed-upon price. The performance obligation does not exist until a customer release is received for a specific number of parts.  The majority of the parts sold to OEM and Tier 1 supplier customers are customized to the specific customer, with the exception of camera-based vision systems that are common across all customers (CMS for OEMS are customized but sales are not yet material). The transaction price is equal to the contracted price per part and there is no expectation of material variable consideration in the transaction price. For most customer contracts, the Company does not have an enforceable right to payment at any time prior to when the parts are shipped or delivered to the customer; therefore, the Company recognizes revenue at the point in time it satisfies a performance obligation by transferring control of a part to the customer.

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

Contract Balances

The Company had no material contract assets, contract liabilities or capitalized contract acquisition costs as of June 30, 2021 and December 31, 2020.

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

	June 30,	December 31,
	2021	2020
Raw materials	$89,083	$67,775
Work-in-progress	8,729	7,005
Finished goods	16,998	15,768
Total inventories, net	$114,810	$90,548

Inventory valued using the FIFO method was $102,433 and $82,308 at June 30, 2021 and December 31, 2020, respectively. Inventory valued using the average cost method was $12,377 and $8,240 at June 30, 2021 and December 31, 2020, respectively.

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

Derivative Instruments and Hedging Activities

On June 30, 2021, the Company had open Mexican peso-denominated foreign currency forward contracts. The Company used foreign currency forward contracts solely for hedging and not for speculative purposes during 2021 and 2020. Management believes that its use of these instruments to reduce risk is in the Company’s best interest. The counterparties to these financial instruments are financial institutions with investment grade credit ratings.

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

These forward contracts were executed to hedge forecasted transactions and have been accounted for as cash flow hedges. As such, gains and losses on derivatives qualifying as cash flow hedges are recorded in accumulated other comprehensive income (loss), to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated other comprehensive income will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. The cash flow hedges were highly effective. The effectiveness of the transactions has been and will be measured on an ongoing basis using regression analysis and forecasted future purchases of the currency.

In certain instances, the foreign currency forward contracts may not qualify for hedge accounting or are not designated as hedges and, therefore, are marked-to-market with gains and losses recognized in the Company’s condensed consolidated statement of operations as a component of other expense (income), net. At June 30, 2021, all of the Company’s foreign currency forward contracts were designated as cash flow hedges.

The Company’s foreign currency forward contracts offset a portion of the gains and losses on the underlying foreign currency denominated transactions as follows:

U.S. dollar-denominated Foreign Currency Forward Contracts – Cash Flow Hedges

The Company entered into U.S. dollar-denominated currency contracts on behalf of one of its European Electronics subsidiaries, whose functional currency is the euro, with a notional amount at June 30, 2020 of $1,400 which expired ratably on a monthly basis from July 2020 through December 2020. There were no such contracts at June 30, 2021 or December 31, 2020.

Mexican peso-denominated Foreign Currency Forward Contracts – Cash Flow Hedges

The Company holds Mexican peso-denominated foreign currency forward contracts with a notional amount at June 30, 2021 of $10,880 which expire ratably on a monthly basis from July 2021 to December 2021. The notional amount at December 31, 2020 related to Mexican peso-denominated foreign currency forward contracts was $1,242.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

The Company evaluated the effectiveness of the Mexican peso and U.S. dollar-denominated forward contracts held as of June 30, 2021 and concluded that the hedges were effective.

Interest Rate Risk

Interest Rate Risk – Cash Flow Hedge

On February 18, 2020, the Company entered into a floating-to-fixed interest rate swap agreement (the “Swap”) with a notional amount of $50,000 to hedge its exposure to interest payment fluctuations on a portion of its Credit Facility. The Swap was designated as a cash flow hedge of the variable interest rate obligation under the Company's Credit Facility that has a current balance of $126,000 at June 30, 2021. Accordingly, the change in fair value of the Swap is recognized in accumulated other comprehensive income (loss). The Swap agreement requires monthly settlements on the same days that the Credit Facility interest payments are due and has a maturity date of March 10, 2023, which is prior to the Credit Facility maturity date of June 4, 2024. Under the Swap terms, the Company pays a fixed interest rate and receives a floating interest rate based on the one-month LIBOR, with a floor. The critical terms of the Swap are aligned with the terms of the Credit Facility, resulting in no hedge ineffectiveness. The difference between amounts to be received and paid under the Swap is recognized as a component of interest expense, net on the condensed consolidated statements of operations. The Swap settlements increased interest expense by $163 and $114 for the three months ended June 30, 2021 and 2020, respectively. The Swap settlements increased interest expense by $321 and $118 for the six months ended June 30, 2021 and 2020, respectively.

The notional amounts and fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

			Prepaid expenses		Accrued expenses and
	Notional amounts (A)		and other current assets		other current liabilities
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2021	2020	2021	2020	2021	2020
Derivatives designated as hedging instruments:
Cash flow hedges:
Forward currency contracts	$10,880	$1,242	$257	$255	$-	$-
Interest rate swap	$50,000	$50,000	$-	$-	$995	$1,318
(A)	Notional amounts represent the gross contract of the derivatives outstanding in U.S. dollars.

Gross amounts recorded for the cash flow hedges in other comprehensive (loss) income and in net income (loss) for the three months ended June 30 were as follows:

			Gain (loss) reclassified from
	Gain (loss) recorded in other		other comprehensive income
	comprehensive income (loss)		(loss) into net income (loss) (A)
	2021	2020	2021	2020
Derivatives designated as cash flow hedges:
Forward currency contracts	$458	$716	$95	$(947)
Interest rate swap	$(37)	$(245)	$(163)	$(114)
(A)	Gains (losses) reclassified from other comprehensive loss into net income (loss) recognized in selling, general and administrative expenses (“SG&A”) in the Company’s condensed consolidated statements of operations were $9 and $(235) for the three months ended June 30, 2021 and 2020, respectively. Gains (losses) reclassified from other comprehensive loss into net income (loss) recognized in cost of goods sold (“COGS”) in the Company’s condensed consolidated statements of operations were $86 and $(712) for the three months ended June 30, 2021 and 2020, respectively. Losses reclassified from other comprehensive loss into net income (loss) recognized in interest expense, net in the Company’s condensed consolidated statements of operations were $(163) and $(114) for the three months ended June 30, 2021 and 2020, respectively.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

Gross amounts recorded for the cash flow hedges in other comprehensive (loss) income and in net income (loss) for the six months ended June 30 were as follows:

			Gain (loss) reclassified from
	Gain (loss) recorded in other		other comprehensive income
	comprehensive income (loss)		(loss) into net income (loss) (A)
	2021	2020	2021	2020
Derivatives designated as cash flow hedges:
Forward currency contracts	$304	$(2,604)	$302	$(1,103)
Interest rate swap	$2	$(1,712)	$(321)	$(118)

(A)	Gains (losses) reclassified from other comprehensive loss into net income (loss) recognized in SG&A in the Company’s condensed consolidated statements of operations were $89 and $(235) for the six months ended June 30, 2021 and 2020, respectively. Gains (losses) reclassified from other comprehensive loss into net income (loss) recognized in COGS in the Company’s condensed consolidated statements of operations were $213 and $(839) for the six months ended June 30, 2021 and 2020, respectively. Gains (losses) reclassified from other comprehensive loss income into net income (loss) recognized in design and development (“D&D”) in the Company’s condensed consolidated statements of operations were $0 and $(29) for the six months ended June 30, 2021 and 2020, respectively. Losses reclassified from other comprehensive loss into net income (loss) recognized in interest expense, net in the Company’s condensed consolidated statements of operations were $(321) and $(118) for the six months ended June 30, 2021 and 2020, respectively.

For the six months ended June 30, 2021, the total net gains on the foreign currency contract cash flow hedges of $257 are expected to be included in COGS, SG&A and D&D within the next 12 months. Of the total net losses on the interest rate swap cash flow hedges, $596 of losses are expected to be included in interest expense, net within the next 12 months and $399 of losses are expected to be included in interest expense, net in subsequent periods.

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

				June 30,	December 31,
		2021			2020
		Fair values estimated using
	Fair	Level 1	Level 2	Level 3	Fair
	value	inputs	inputs	inputs	value
Financial assets carried at fair value:
Forward currency contract	$257	$-	$257	$-	$255
Total financial assets carried at fair value	$257	$-	$257	$-	$255

Financial liabilities carried at fair value:
Interest rate swap	995	-	995	-	1,318
Earn-out consideration	7,264	-	-	7,264	5,813
Total financial liabilities carried at fair value	$8,259	$-	$995	$7,264	$7,131

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

The following table sets forth a summary of the change in fair value of the Company’s Level 3 financial liabilities related to earn-out consideration that are measured at fair value on a recurring basis.

	Stoneridge Brazil
	2021	2020
Balance at January 1	$5,813	$12,011
Change in fair value	1,215	(233)
Foreign currency adjustments	236	(3,207)
Balance at June 30	$7,264	$8,571

The Company will be required to pay the Stoneridge Brazil earn-out consideration, which is not capped, based on Stoneridge Brazil’s financial performance in 2021. The fair value of the Stoneridge Brazil earn-out consideration is based on discounted cash flows utilizing forecasted earnings before interest, depreciation and amortization (“EBITDA”) in 2021 using the key inputs of forecasted sales and expected operating income reduced by the market required rate of return. The earn-out consideration obligation related to Stoneridge Brazil is recorded within accrued expenses and other current liabilities in the condensed consolidated balance sheets as of June 30, 2021 and other long-term liabilities in the consolidated balance sheets as of December 31, 2020.

The change in fair value of the earn-out consideration for Stoneridge Brazil was due to updated financial performance projections and unfavorable foreign currency translation offset by the reduced time from the current period end to the payment date. The change in fair value of the Stoneridge Brazil earn-out consideration was recorded in SG&A expense and the foreign currency impact was included in other expense (income), net in the condensed consolidated statements of operations.

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the six months ended June 30, 2021.

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

(6) Share-Based Compensation

Compensation expense for share-based compensation arrangements, which is recognized in the condensed consolidated statements of operations as a component of SG&A expenses, was $1,599 and $733 for the three months ended June 30, 2021 and 2020, respectively. Compensation expense for share-based compensation arrangements, which is recognized in the condensed consolidated statements of operations as a component of SG&A expenses, was $2,761 and $2,110 for the six months ended June 30, 2021 and 2020, respectively. The expenses related to share-based compensation awards for the three and six months ended June 30, 2021 were higher than the three and six months ended June 30, 2020 due to the recognition of reduced attainment of performance-based awards during the second quarter of 2020.

(7) Debt

Debt consisted of the following at June 30, 2021 and December 31, 2020:

	June 30,	December 31,	Interest rates at
	2021	2020	June 30, 2021	Maturity
Revolving Credit Facility
Credit Facility	$126,000	$136,000	2.85%	June 2024

Debt
Stoneridge Brazil short-term obligations	269	1,561	8.80%	November 2021
Sweden short-term credit line	4	1,591	2.60%	July 2021
Suzhou short-term credit line	4,182	4,521	3.85% - 5.00%	August 2021 - May 2022
Total debt	4,455	7,673
Less: current portion	(4,455)	(7,673)
Total long-term debt, net	$-	$-

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

Amendment No. 1 changes the leverage based LIBOR pricing grid through the maturity date and also provides for a LIBOR floor of 50 basis points on outstanding borrowings excluding any Specified Hedge Borrowings (as defined) which remain subject to a LIBOR floor of 0 basis points. As of June 30, 2021, Specified Hedge Borrowings were $50,000.

The Company capitalized an additional $1,086 of deferred financing costs as a result of entering into Amendment No. 1.

Borrowings outstanding on the Credit Facility were $126,000 and $136,000 at June 30, 2021 and December 31, 2020, respectively.

The Company was in compliance with all credit facility covenants at June 30, 2021 and December 31, 2020.

The Company also has outstanding letters of credit of $1,703 and $1,720 at June 30, 2021 and December 31, 2020, respectively.

Debt

Stoneridge Brazil maintains short-term notes used for working capital purposes which have fixed or variable interest rates. The weighted-average interest rates of short-term debt of Stoneridge Brazil at June 30, 2021 was 8.8%. Depending on the specific note, interest is payable either monthly or annually. Principal repayments of $269 on Stoneridge Brazil debt at June 30, 2021 are due in 2021.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

The Company’s wholly-owned subsidiary located in Sweden, has an overdraft credit line which allows overdrafts on the subsidiary’s bank account up to a daily maximum level of 20,000 Swedish krona, or $2,339 and $2,435, at June 30, 2021 and December 31, 2020, respectively. At June 30, 2021 there was 36 Swedish krona, or $4, outstanding on this overdraft credit line. At December 31, 2020 there was 13,072 Swedish krona, or $1,591, outstanding on this overdraft credit line. During the six months ended June 30, 2021, the subsidiary borrowed 170,613 Swedish krona, or $19,950, and repaid 183,649 Swedish krona, or $21,474.

The Company’s wholly-owned subsidiary located in Suzhou, China (the “Suzhou subsidiary”), has two credit lines (the “Suzhou credit line”) which allow up to a maximum borrowing level of 50,000 Chinese yuan, or $7,744 and $7,663 at June 30, 2021, and December 31, 2020. At June 30, 2021 and December 31, 2020 there was $4,182 and $4,521, respectively, in borrowings outstanding on the Suzhou credit line with weighted-average interest rates of 4.24% and 4.32%, respectively. The Suzhou credit line is included on the condensed consolidated balance sheet within current portion of debt. In addition, the Suzhou subsidiary has a bank acceptance draft line of credit which facilitates the extension of trade payable payment terms by 180 days. This bank acceptance draft line of credit allows up to a maximum borrowing level of 15,000 Chinese yuan, or $2,323 and $2,299, at June 30, 2021 and December 31, 2020, respectively. There was $594 and $414 utilized on the Suzhou bank acceptance draft line of credit at June 30, 2021 and December 31, 2020, respectively.

(8) Leases

The Company, as lessor, entered into a lease with a third-party lessee effective July 1, 2020, for our Canton, Massachusetts facility. In conjunction with the Canton restructuring plan outlined in Note 12, the Company ceased operations at this facility in March 2020. As discussed in Note 16, the Company sold the Canton facility and assigned the lease to the buyer on June 17, 2021. The Company recognized lease income on a straight-line basis over the lease term until the time of the sale. The Company recognized, in its Control Devices segment, operating and variable lease income from the lease in our condensed consolidated statements of operations of $282 and $100, respectively, for the three months ended June 30, 2021. The Company recognized operating and variable lease income from the lease in our condensed consolidated statements of operations of $602 and $199, respectively, for the six months ended June 30, 2021.

(9) Earnings Per Share

Basic earnings per share was computed by dividing net income by the weighted-average number of Common Shares outstanding for each respective period. Diluted earnings per share was calculated by dividing net income by the weighted-average of all potentially dilutive Common Shares that were outstanding during the periods presented. However, for all periods in which the Company recognized a net loss, the Company did not recognize the effect of the potential dilutive securities as their inclusion would be anti-dilutive. Potential dilutive shares of 204,461 and 276,360 for the three and six months ended June 30, 2020, respectively, were excluded from diluted loss per share because the effect would be anti-dilutive.

Weighted-average Common Shares outstanding used in calculating basic and diluted earnings per share were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Basic weighted-average Common Shares outstanding	27,137,207	26,952,336	27,077,152	27,092,186
Effect of dilutive shares	295,210	-	364,844	-
Diluted weighted-average Common Shares outstanding	27,432,417	26,952,336	27,441,996	27,092,186

There were 747,545 and 771,854 performance-based right to receive Common Shares outstanding at June 30, 2021 and 2020, respectively. The right to receive Common Shares are included in the computation of diluted earnings per share based on the number of Common Shares that would be issuable if the end of the quarter were the end of the contingency period.

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

On March 3, 2020, under the new repurchase program the Company entered into a 10b-18 Agreement Letter (the “10b-18 Agreement”), with the Bank to purchase Company Common Shares, under purchasing conditions of Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended (“Rule 10b-18”), for up to $5,000. Under the terms of the 10b-18 Agreement, commencing March 3, 2020 and ending March 6, 2020, the Company received delivery of a total of 242,634 Company Common Shares for the amount of $4,995. These Common Shares became treasury shares and were recorded as a $4,995 reduction to shareholders’ equity as Common Shares held in treasury. In April 2020, the Company announced that it was temporarily suspending the previously announced share repurchase program in response to uncertainty surrounding the duration and magnitude of the impact of COVID-19. As of June 30, 2021, the new repurchase program remains suspended.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss for the three months ended June 30, 2021 and 2020 were as follows:

	Foreign	Unrealized
	currency	gain (loss)
	translation	on derivatives	Total
Balance at April 1, 2021	$(99,573)	$(969)	$(100,542)
Other comprehensive income before reclassifications	7,172	332	7,504
Amounts reclassified from accumulated other comprehensive loss	-	54	54
Net other comprehensive income, net of tax	7,172	386	7,558
Balance at June 30, 2021	$(92,401)	$(583)	$(92,984)

Balance at April 1, 2020	$(108,591)	$(3,655)	$(112,246)
Other comprehensive income before reclassifications	1,821	372	2,193
Amounts reclassified from accumulated other comprehensive loss	-	838	838
Net other comprehensive income, net of tax	1,821	1,210	3,031
Balance at June 30, 2020	$(106,770)	$(2,445)	$(109,215)

Changes in accumulated other comprehensive loss for the six months ended June 30, 2021 and 2020 were as follows:

	Foreign	Unrealized
	currency	gain (loss)
	translation	on derivatives	Total
Balance at January 1, 2021	$(88,795)	$(840)	$(89,635)
Other comprehensive (loss) income before reclassifications	(3,606)	242	(3,364)
Amounts reclassified from accumulated other comprehensive loss	-	15	15
Net other comprehensive (loss) income, net of tax	(3,606)	257	(3,349)
Balance at June 30, 2021	$(92,401)	$(583)	$(92,984)

Balance at January 1, 2020	$(91,472)	$-	$(91,472)
Other comprehensive loss before reclassifications	(15,298)	(3,410)	(18,708)
Amounts reclassified from accumulated other comprehensive loss	-	965	965
Net other comprehensive loss, net of tax	(15,298)	(2,445)	(17,743)
Balance at June 30, 2020	$(106,770)	$(2,445)	$(109,215)

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

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

As a result of environmental studies performed at the Company’s former facility located in Sarasota, Florida, the Company became aware of soil and groundwater contamination at the site and engaged an environmental engineering consultant to develop a remediation and monitoring plan for the site. Soil remediation at the site was completed during the year ended December 31, 2010. A remedial action plan was approved by the Florida Department of Environmental Protection and groundwater remediation began in the fourth quarter of 2015. During the three months ended June 30, 2021 and 2020, the Company recognized expense of $0 and $103, respectively, related to groundwater remediation. During the six months ended June 30, 2021 and 2020, the Company recognized expense of $407 and $105, respectively, related to groundwater remediation. At June 30, 2021 and December 31, 2020, the Company accrued $529 and $180, respectively, related to expected future remediation costs. At June 30, 2021 and December 31, 2020, $353 and $180, respectively, were recorded as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheets while the remaining amount as of June 30, 2021 was recorded as a component of other long-term liabilities. Costs associated with the recorded liability will be incurred to complete the groundwater remediation and monitoring. The recorded liability is based on assumptions in the remedial action plan as well as estimates for future remediation activities. Although the Company sold the Sarasota facility and related property in December 2011, the liability to remediate the site contamination remains the responsibility of the Company. Due to the ongoing site remediation, the Company is currently required to maintain a $1,489 letter of credit for the benefit of the buyer.

The Company’s Stoneridge Brazil subsidiary has civil, labor and other tax contingencies (excluding income tax) for which the likelihood of loss is deemed to be reasonably possible, but not probable, by the Company’s legal advisors in Brazil. As a result, no provision has been recorded with respect to these contingencies, which amounted to R$46,583 ($9,313) and R$43,736 ($8,416) at June 30, 2021 and December 31, 2020, respectively. An unfavorable outcome on these contingencies could result in significant cost to the Company and adversely affect its results of operations.

On August 12, 2020, the Brazilian Administrative Counsel for Economic Defense (“CADE”) issued a ruling against Stoneridge Brazil for abuse of dominance and market foreclosure through its prior use of exclusivity provisions in agreements with its distributors. The CADE tribunal imposed a R$7,995 ($1,598) fine which is included in the reasonably possible contingencies noted above. The Company is challenging this ruling in Brazilian federal court to reverse this decision by the CADE tribunal.

Product Warranty and Recall

Amounts accrued for product warranty and recall claims are established based on the Company’s best estimate of the amounts necessary to settle existing and future claims on products sold as of the balance sheet dates. These accruals are based on several factors including past experience, production changes, industry developments and various other considerations. Our estimate is based on historical trends of units sold and claim payment amounts, combined with our current understanding of the status of existing claims and discussions with our customers. The key factors in our estimate are the stated or implied warranty period, the customer source, customer policy decisions regarding warranties and customers seeking to hold the Company responsible for their product warranties. The Company can provide no assurances that it will not experience material claims or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued. The current portion of product warranty and recall is included as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheets. Product warranty and recall included $3,186 and $3,647 of a long-term liability at June 30, 2021 and December 31, 2020, respectively, which is included as a component of other long-term liabilities in the condensed consolidated balance sheets.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

The following provides a reconciliation of changes in product warranty and recall liability:

Six months ended June 30	2021	2020
Product warranty and recall at beginning of period	$12,691	$10,796
Accruals for warranties established during period	3,092	3,201
Aggregate changes in pre-existing liabilities due to claim developments	223	614
Settlements made during the period	(5,889)	(3,375)
Foreign currency translation	(169)	(173)
Product warranty and recall at end of period	$9,948	$11,063

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

The Brazilian tax authorities have sought clarification before the Supreme Court of Brazil (in a leading case involving another taxpayer) of certain matters that could affect the rights of Brazilian taxpayers regarding these credits. The leading case was decided on May 13, 2021. The Company does not expect any impact to amounts previously recognized as a result of the Supreme Court decision.

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

As a result of the PM sensor restructuring actions, the Company recognized expense of $285 and $2,552 for the three months ended June 30, 2021 and 2020, respectively, for non-cash fixed asset charges, including impairment and accelerated depreciation of PM sensor related fixed assets and other related costs. For the three months ended June 30, 2021 restructuring related costs of $250 and $35 were recognized in COGS and SG&A, respectively. For the three months ended June 30, 2020 restructuring related costs of $164 and $2,388 were recognized in COGS and SG&A, respectively. The Company recognized expense of $1,654 and $2,552 for the six months ended June 30, 2021 and 2020, respectively, for non-cash fixed asset charges, including impairment and accelerated depreciation of PM sensor related fixed assets and other related costs. For the six months ended June 30, 2021 restructuring related costs of $900, $673 and $81 were recognized in COGS, SG&A and D&D, respectively. For the six months ended June 30, 2020 restructuring related costs of $164 and $2,388 were recognized in COGS and SG&A, respectively. The estimated range of additional cost of the plan to exit the PM sensor product line, that will impact the Control Devices segment, is approximately $1,700 to $4,900 and is related to employee severance and termination costs, contract terminations costs and other related costs such as potential commercial and supplier settlements. We anticipate that these costs will be incurred through the fourth quarter of 2021.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

The expenses for the exit of the PM sensor line that relate to the Control Devices reportable segment include the following:

	Accrual as of	2021 Charge	Utilization		Accrual as of
	January 1, 2021	to Expense	Cash	Non-Cash	June 30, 2021
Fixed asset impairment and accelerated depreciation	$-	$185	$-	$(185)	$-
Employee termination benefits	-	76	(76)	-	-
Other related costs	-	1,393	(1,393)	-	-
Total	$-	$1,654	$(1,469)	$(185)	$-

	Accrual as of	2020 Charge	Utilization		Accrual as of
	January 1, 2020	to Expense	Cash	Non-Cash	June 30, 2020
Fixed asset impairment and accelerated depreciation	$-	$2,482	$-	$(2,482)	$-
Other related costs	-	70	(70)	-	-
Total	$-	$2,552	$(70)	$(2,482)	$-

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

As a result of the Canton Restructuring actions, the Company recognized expense of $0 and $461 respectively, for the three months ended June 30, 2021 and 2020 for employee termination benefits and other restructuring related costs. For the three months ended June 30, 2020 severance and other related restructuring costs of $80, $235 and $146 were recognized in COGS, SG&A and D&D, respectively, in the condensed consolidated statement of operations. The Company recognized expense of $13 and $2,683 respectively, for the six months ended June 30, 2021 and 2020 for employee termination benefits and other restructuring related costs. For the six months ended June 30, 2021 other restructuring related costs of $13 were recognized in D&D in the condensed consolidated statement of operations.  For the six months ended June 30, 2020 severance and other related restructuring costs of $1,570, $549 and $564 were recognized in COGS, SG&A and D&D, respectively, in the condensed consolidated statement of operations. We do not expect to incur additional costs related to the Canton Restructuring. Refer to Note 8 and Note 16 to the condensed consolidated financial statements for additional details regarding the third-party lease and sale, respectively, of the Canton facility.

The expenses for the Canton Restructuring that relate to the Control Devices reportable segment include the following:

	Accrual as of	2021 Charge	Utilization		Accrual as of
	January 1, 2021	to Expense	Cash	Non-Cash	June 30, 2021
Employee termination benefits	$165	$-	$(25)	$-	$140
Other related costs	-	13	(13)	-	-
Total	$165	$13	$(38)	$-	$140

	Accrual as of	2020 Charge	Utilization		Accrual as of
	January 1, 2020	to Expense	Cash	Non-Cash	June 30, 2020
Employee termination benefits	$2,636	$1,119	$(3,755)	$-	$-
Other related costs	-	1,564	(1,564)	-	-
Total	$2,636	$2,683	$(5,319)	$-	$-

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

In the fourth quarter of 2018, the Company undertook restructuring actions for the Electronics segment affecting the European Aftermarket business and China operations. In the second quarter of 2020, the Company finalized plans to move its European Aftermarket sales activities in Dundee, Scotland which resulted in incurring contract termination costs as well as employee severance and termination costs. In addition, the Company announced an additional restructuring program to transfer the European production of its controls product line to China. As a result of these actions, the Company recognized expense of $21 and $1,621, respectively, for the three months ended June 30, 2021 and 2020 for employee severance and termination costs, contract termination costs, other related costs and non-cash fixed asset charges for accelerated depreciation of fixed assets and other related costs. Electronics segment restructuring costs (benefit) recognized in COGS, SG&A, and D&D in the condensed consolidated statement of operations for the three months ended June 30, 2021 were $5, $19 and $(3), respectively. Electronics segment restructuring costs recognized in SG&A and D&D in the condensed consolidated statement of operations were $1,244 and $377 for the three months ended June 30, 2020, respectively. The Company recognized expense of $220 and $1,628, respectively, for the six months ended June 30, 2021 and 2020 for employee severance and termination costs, contract termination costs, other related costs and non-cash fixed asset charges for accelerated depreciation of fixed assets and other related costs. Electronics segment restructuring costs recognized in COGS, SG&A, and D&D in the condensed consolidated statement of operations for the three months ended June 30, 2021 were $3, $174 and $43, respectively. Electronics segment restructuring costs recognized in SG&A and D&D in the condensed consolidated statement of operations were $1,251 and $377 for the six months ended June 30, 2020, respectively. The Company expects to incur up to $19 of additional restructuring costs related to these actions through the fourth quarter of 2021.

The expenses for the restructuring activities that relate to the Electronics reportable segment include the following:

	Accrual as of	2021 Charge to	Utilization		Accrual as of
	January 1, 2021	Expense	Cash	Non-Cash	June 30, 2021
Employee termination benefits	$227	$50	$(212)	$-	$65
Other related costs	-	170	(170)	-	-
Total	$227	$220	$(382)	$-	$65

	Accrual as of	2020 Charge to	Utilization		Accrual as of
	January 1, 2020	Expense	Cash	Non-Cash	June 30, 2020
Employee termination benefits	$52	$863	$(319)	$-	$596
Contract termination costs	-	452	(452)	-	-
Other related costs	-	313	(313)	-	-
Total	$52	$1,628	$(1,084)	$-	$596

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

Business realignment charges by reportable segment were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Control Devices (A)	$-	$1,042	$192	$1,419
Electronics (B)	1	1,305	13	1,305
Stoneridge Brazil (C)	59	-	59	153
Unallocated Corporate (D)	-	236	42	310
Total business realignment charges	$60	$2,583	$306	$3,187

(A)	Severance costs for the three months ended June 30, 2020 related to COGS, D&D and SG&A were $603, $249 and $190, respectively. Severance costs for the six months ended June 30, 2021 related to SG&A were $192. Severance costs for the six months ended June 30, 2020 related to COGS, D&D and SG&A were $603, $249 and $567, respectively.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

(B)	Severance costs for the three months ended June 30, 2021 related to D&D were $1, respectively. Severance costs for the six months ended June 30, 2021 related to SG&A and D&D were $(22) and $35, respectively. Severance costs for the three and six months ended June 30, 2020 related to COGS, D&D and SG&A were $323, $228 and $754, respectively.
(C)	Severance costs for the three and six months ended June 30, 2021 related to COGS and SG&A were $7 and $52, respectively. Severance costs for the six months ended June 30, 2020 related to COGS and SG&A were $86 and $67, respectively.
(D)	Severance costs for the three months ended 2020 related to SG&A were $236. Severance costs for the six months ended June 30, 2021 and 2020 related to SG&A were $42 and $310, respectively.

Business realignment charges classified by statement of operations line item were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Cost of goods sold	$7	$926	$7	$1,012
Selling, general and administrative	52	1,180	264	1,698
Design and development	1	477	35	477
Total business realignment charges	$60	$2,583	$306	$3,187

(13) Income Taxes

For interim tax reporting we estimate our annual effective tax rate and apply it to our year to date ordinary income. Tax jurisdictions with a projected or year to date loss for which a benefit cannot be realized are excluded.

For the three months ended June 30, 2021, income tax expense of $5,794 was attributable to the gain on the sale of the Canton facility, the mix of earnings among tax jurisdictions as well as tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions. The effective tax rate of 22.6% is greater than the statutory rate primarily due to the impact of tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions as well at U.S. taxes on foreign earnings, partially offset by tax incentives.

For the six months ended June 30, 2021, income tax expense of $6,213 was attributable to the gain on the sale of the Canton facility, mix of earnings among tax jurisdictions as well as tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions. The effective tax rate of 23.8% is greater than the statutory rate primarily due to the impact of tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions as well as U.S. taxes on foreign earnings, partially offset by tax incentives.

For the three months ended June 30, 2020, income tax benefit of $(6,721) was primarily related to the mix of earnings among tax jurisdictions as well as valuation allowances in certain jurisdictions. The effective tax rate of 23.6% is greater than the statutory rate primarily due to the impact of certain incentives.

For the six months ended June 30, 2020, income tax benefit of $(5,508) was primarily related to the mix of earnings among tax jurisdictions partially offset by the establishment of a valuation allowance. The effective tax rate of 23.2% is greater than the statutory rate primarily due to the impact of certain incentives.

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

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

A summary of financial information by reportable segment is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Net Sales:
Control Devices	$86,345	$47,005	$185,963	$143,855
Inter-segment sales	374	1,559	2,354	2,906
Control Devices net sales	86,719	48,564	188,317	146,761
Electronics	90,085	45,530	172,855	117,076
Inter-segment sales	7,229	2,042	13,208	10,310
Electronics net sales	97,314	47,572	186,063	127,386
Stoneridge Brazil	14,904	7,010	26,311	21,580
Inter-segment sales	-	-	-	-
Stoneridge Brazil net sales	14,904	7,010	26,311	21,580
Eliminations	(7,603)	(3,601)	(15,562)	(13,216)
Total net sales	$191,334	$99,545	$385,129	$282,511
Operating Income (Loss):
Control Devices	$37,065	$(9,656)	$47,230	$(2,334)
Electronics	(1,807)	(11,042)	(2,680)	(8,170)
Stoneridge Brazil	(749)	(879)	(797)	(20)
Unallocated Corporate (A)	(7,825)	(5,246)	(15,010)	(12,640)
Total operating income (loss)	$26,684	$(26,823)	$28,743	$(23,164)
Depreciation and Amortization:
Control Devices	$3,858	$3,639	$7,937	$7,169
Electronics	3,059	2,393	5,868	4,874
Stoneridge Brazil	1,041	1,273	2,045	2,723
Unallocated Corporate	685	496	1,374	1,022
Total depreciation and amortization (B)	$8,643	$7,801	$17,224	$15,788
Interest Expense (Income), net:
Control Devices	$108	$89	$240	$170
Electronics	164	313	295	400
Stoneridge Brazil	(67)	(7)	(97)	3
Unallocated Corporate	1,655	1,015	3,188	1,867
Total interest expense, net	$1,860	$1,410	$3,626	$2,440
Capital Expenditures:
Control Devices	$3,380	$3,349	$4,741	$5,663
Electronics	461	5,410	3,911	8,060
Stoneridge Brazil	757	281	1,419	1,414
Unallocated Corporate(C)	197	105	698	677
Total capital expenditures	$4,795	$9,145	$10,769	$15,814

	June 30,	December 31,
	2021	2020
Total Assets:
Control Devices	$195,853	$194,433
Electronics	316,941	303,914
Stoneridge Brazil	63,643	61,350
Corporate (C)	386,827	390,851
Eliminations	(327,332)	(329,140)
Total assets	$635,932	$621,408

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

The following tables present net sales and long-term assets for each of the geographic areas in which the Company operates:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Net Sales:
North America	$96,700	$43,122	$193,234	$142,973
South America	14,904	7,010	26,311	21,580
Europe and Other	79,730	49,413	165,584	117,958
Total net sales	$191,334	$99,545	$385,129	$282,511

	June 30,	December 31,
	2021	2020
Long-term Assets:
North America	$98,482	$110,330
South America	34,505	33,785
Europe and Other	140,536	142,629
Total long-term assets	$273,523	$286,744
(A)	Unallocated Corporate expenses include, among other items, accounting/finance, human resources, information technology and legal costs as well as share-based compensation.
(B)	These amounts represent depreciation and amortization on property, plant and equipment and certain intangible assets.
(C)	Assets located at Corporate consist primarily of cash, intercompany loan receivables, fixed assets for the corporate headquarter building, leased assets, information technology assets, equity investments and investments in subsidiaries.

(15) Investments

Minda Stoneridge Instruments Ltd.

The Company has a 49% equity interest in Minda Stoneridge Instruments Ltd. (“MSIL”), a company based in India that manufactures electronics, instrumentation equipment and sensors primarily for the motorcycle, commercial vehicle and automotive markets. The investment is accounted for under the equity method of accounting. The Company’s investment in MSIL, recorded as a component of investments and other long-term assets, net on the condensed consolidated balance sheets, was $14,414 and $13,547 at June 30, 2021 and December 31, 2020, respectively. Equity in earnings (loss) of MSIL included in the condensed consolidated statements of operations was $482 and $(231), for the three months ended June 30, 2021 and 2020, respectively. Equity in earnings of MSIL included in the condensed consolidated statements of operations was $912 and $226, for the six months ended June 30, 2021 and 2020, respectively.

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

Other Investments

In December 2018, the Company entered into an agreement to make a $10,000 investment in a fund (“Autotech Fund II”) managed by Autotech Ventures (“Autotech”), a venture capital firm focused on ground transportation technology which is accounted for under the equity method of accounting. The Company’s $10,000 investment in the Autotech Fund II will be contributed over the expected ten-year life of the fund. The Company contributed $1,850 to and received $251 in distributions from the Autotech Fund II during the six months ended June 30, 2021. The Company contributed $750 to the Autotech Fund II during the six months ended June 30, 2020. The Company has a 6.6% interest in Autotech Fund II. The Company recognized earnings (loss) of $14 and $(100) during the three months ended June 30, 2021 and 2020, respectively. The Company recognized earnings (loss) of $198 and $(139) during the six months ended June 30, 2021 and 2020, respectively. The Autotech Fund II investment recorded in investments and other long-term assets in the condensed consolidated balance sheets was $5,233 and $3,436 as of June 30, 2021 and December 31, 2020, respectively.

(16) Disposals

Disposal of Particulate Matter Sensor Business

On March 8, 2021, the Company entered into an Asset Purchase Agreement (the “APA”) by and among the Company, the Company’s wholly owned subsidiary, Stoneridge Electronics AS, as the Sellers, and Standard Motor Products, Inc. (“SMP”) and SMP Poland SP Z O.O., as the Buyers. Pursuant to the APA the Company agreed to sell to the Buyers the Company’s assets located in Lexington, Ohio and Tallinn, Estonia related to the manufacturing of particulate matter sensor products and related service part operations (together, the “PM sensor business”). In the past, the Company has sometimes referred to the PM sensor assets as the Company’s soot sensing business. The Buyers are not acquiring any of the Company’s locations or employees. The purchase price for the sale of the PM sensor assets was $4,000 (subject to a post-closing inventory adjustment which was a payment to SMP of $1,133) plus the assumption of certain liabilities. The purchase price was allocated among PM sensor product lines, Gen 1 and Gen 2 as defined under the APA. The purchase price allocated to Gen 1 fixed assets and inventory and Gen 2 fixed assets was $3,214 and $786, respectively. The sale of the Gen 2 assets will occur upon completion of the Company’s supply commitments to certain customers which are expected to be completed by December 31, 2021. The Company and SMP also entered into certain ancillary agreements, including a contract manufacturing agreement, a transitional services agreement, and a supply agreement, pursuant to which the Company will provide and be compensated for certain manufacturing, transitional, administrative and support services to SMP on a short-term basis.

On March 8, 2021 the Company’s Control Devices segment recognized net sales and cost of goods sold of $971 and $898, respectively, for the one-time sale of Gen 1 inventory and a gain on disposal of $740 for the sale of Gen 1 fixed assets less transaction costs of $60 within SG&A during the three months ended March 31, 2021.

Pursuant to the contract manufacturing agreement, the Company produced and sold PM sensor Gen 1 finished goods inventory to SMP for net sales of $2,292 in the three months ended June 30, 2021. In addition, the Company received $261 for services provided pursuant to the transition services agreement which were recognized as a reduction in SG&A for the three months ended June 30, 2021. Pursuant to the contract manufacturing agreement, the Company produced and sold PM sensor Gen 1 finished goods inventory to SMP for net sales of $3,070 in the six months ended June 30, 2021. In addition, the Company received $330 for services provided pursuant to the transition services agreement which were recognized as a reduction in SG&A for the six months ended June 30, 2021.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

PM sensor Gen 1 net sales to SMP pursuant to the contract manufacturing agreement were $2,292 and operating income was $416 for the three months ended June 30, 2021. PM sensor Gen 1 net sales and operating income were $1,382 and $114, respectively, for the three months ended June 30, 2020. PM sensor Gen 1 net sales, including sales of $3,070 to SMP pursuant to the contract manufacturing agreement and the one time sale of Gen 1 finished goods inventory of $971, and operating income were $6,307 and $867, respectively, for the six months ended June 30, 2021. PM sensor Gen 1 net sales and operating income were $3,763 and $70, respectively, for the six months ended June 30, 2020.

Sale of Canton Facility

On May 7, 2021, the Company, entered into a Real Estate Purchase and Sale Agreement (the “Agreement”) with Sun Life Assurance Company of Canada, a Canadian corporation (the “Buyer”), to sell the Canton Facility for $38,200 (subject to adjustment pursuant to the Agreement).

On June 17, 2021, pursuant to the Agreement, as amended after May 7, 2021, the Company closed the sale of the Canton Facility to the Buyer for an adjusted purchase price of $37,900. The Company recognized in the Control Devices segment, net proceeds of $35,167 and a gain, net of direct selling costs, of $30,718.

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

COVID-19 Impact and Supply Chain Uncertainties

The coronavirus pandemic (“COVID-19”) had a negative impact on the global economy in 2020 and lingering impacts remain in 2021, disrupting financial markets and increasing volatility, and have impeded global supply chains and restricted manufacturing operations. It has disrupted, and likely will continue to disrupt, the global vehicle industry and customer sales, production volumes and purchases of automotive, commercial, off-highway, motorcycle and agricultural vehicles by end-consumers. COVID-19 began to impact our operations in the first quarter of 2020, with the most significant impact in the second quarter of 2020. The adverse conditions caused by COVID-19 reduced demand for our products and increased operating costs, which resulted in lower overall margins in the first half of 2020. Although our end-markets have recovered from first half of 2020 lows, COVID-19 could adversely impact demand for our products and our financial condition and results of operations in the near term.

The adverse impacts of the COVID-19 pandemic led to a significant vehicle production slowdown in the first half of 2020, which was followed by increased consumer demand and vehicle production schedules. This surge in demand led to a worldwide semiconductor supply shortage at the end of 2020 which has continued through the second quarter of 2021. In addition, we have experienced longer lead-times, higher costs and delays in procuring other component parts and raw materials due to shortages. As a result, we are currently experiencing incremental costs relating to these supply chain related disruptions. We are working closely with our suppliers and customers to minimize any potential adverse impacts, and we continue to closely monitor the availability of semiconductor microchips and other component parts and raw materials, customer vehicle production schedules and any other supply chain inefficiencies that may arise, due to this or any other issue. The magnitude of the adverse impact on our financial condition, results of operations and cash flows will depend on the evolution of the semiconductor supply shortage, vehicle production schedules and supply chain impacts.

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

Stoneridge Brazil (“SRB”). This segment includes results of operations that design and manufacture vehicle tracking devices and monitoring services, vehicle security alarms and convenience accessories, in-vehicle audio and infotainment devices and telematics solutions.

Second Quarter Overview

The Company had net income of $19.8 million, or $0.72 per diluted share, for the three months ended June 30, 2021.

Net income for the quarter ended June 30, 2021 increased by $41.5 million, or $1.53 per diluted share, from net loss of $21.7 million, or $(0.81) per diluted share, for the three months ended June 30, 2020. Net income increased primarily due to the sale of our Canton Facility for a pretax net gain of $30.7 million, or $0.93 per diluted share. Net sales increased by $91.8 million, or 92%, from higher volumes in our served markets due to recovery in 2021 from adverse 2020 COVID-19 impacts. Our operating income increased by $53.5 million primarily due to the sale of our Canton Facility and higher gross margin from higher sales levels. Offsetting these increases were costs associated with supply chain disruptions, higher design and development (“D&D”) costs for new product launches and higher SG&A including an unfavorable $1.1 million adjustment to the fair value of SRB earn-out consideration due to forecasted improvement in SRB financial performance. Interest expense, net was higher in the second quarter of 2021 due to an increase in average outstanding borrowings and higher interest rates on our Credit Facility borrowings. Other income, net was higher than the prior year due to favorable 2021 foreign currency gains.

During the quarter we experienced significant volatility in OEM production schedules, primarily in our passenger vehicle end-market. In addition, we continued to experience the unfavorable impacts of component shortages, incremental material and logistics costs, labor volatility and an unfavorable product mix which adversely affected gross margin and operating income.

Our Control Devices segment net sales increased by 83.7% compared to the second quarter of 2020 primarily as a result of increased volumes from the recovery of adverse 2020 COVID-19 impacts in our North American automotive and North American and China commercial vehicle markets. Partially offsetting these increased volumes were decreases in Control Devices’ European automotive market. Segment gross margin increased due to higher sales volumes and favorable fixed cost leverage offset by costs associated with supply chain disruptions. Segment operating income increased due to the gain on sale of the Canton Facility, net and higher gross margin.

Our Electronics segment net sales increased by 97.9% compared to the second quarter of 2020 primarily due to increased sales volumes in our European, North American and China commercial vehicle markets as well as our European off-highway vehicle market as a result of increased volumes from the recovery of adverse 2020 COVID-19 impacts. Segment gross margin increased due to higher sales volumes and favorable fixed cost leverage offset by costs associated with supply chain disruptions. Operating income for the segment increased compared to the second quarter of 2020 due to higher segment gross margin offset by higher D&D expenses for new product launches.

Our Stoneridge Brazil segment net sales increased by 112.6% compared to the second quarter of 2020 primarily due to higher volumes for all of our product lines and our Argentina market channel as a result of the recovery from adverse 2020 COVID-19 impacts. Segment gross margin increased due to higher sales volumes. Operating income increased compared to 2020 due to higher gross margin offset by an unfavorable change in fair value of earn-out consideration adjustments.

In the second quarter of 2021, SG&A expenses increased by $3.7 million compared to the second quarter of 2020 due to higher incentive compensation, the $1.1 million unfavorable adjustment to the fair value of the SRB earn-out consideration due to forecasted improvement in SRB financial performance and the impairment of Brazilian indirect taxes of $0.6 million.

In the second quarter of 2021, D&D costs increased by $3.1 million due to an increase in our Electronics segment for ongoing development activities for awarded business programs and development of advanced technologies and systems for future growth opportunities.

At June 30, 2021 and December 31, 2020, we had cash and cash equivalents balances of $55.6 million and $73.9 million, respectively and we had $126.0 million and $136.0 million, respectively, in borrowings outstanding on the Credit Facility. The 2021 decrease in cash and cash equivalents was to support higher working capital levels, capital expenditures and the repayment of Credit Facility borrowings offset by net proceeds from the sale of the Canton Facility of $35.2 million.

Outlook

The Company believes that focusing on products that address industry megatrends will have a positive impact on both our top-line growth and underlying margins, beginning in the first quarter of 2020 and continuing through the second quarter of 2021, COVID-19 caused worldwide adverse economic conditions and uncertainty in our served markets. In the first quarter of 2021, we began experiencing supply chain related disruptions because of a worldwide semiconductor shortage, which has resulted in longer lead-times, higher costs and delays in procuring other component parts and raw materials.

The North American automotive market is expected to increase from 13.0 million units in 2020 to 14.6 million units in 2021 as the market recovers from adverse economic conditions caused by COVID-19 in 2020. The Company expects sales volumes in our Control Devices segment to increase from 2020 based on current 2021 production forecasts and the ramp-up of certain program launches, however, global supply chain shortages, such as the global semiconductor supply shortage, have had an adverse impact on our sales volumes in the first half of 2021, and could potentially have an impact for the remainder of the year.

For 2021, we expect an increase in our Electronics’ segment sales in 2021 compared to 2020 primarily due to the increase in production volume forecasts in our European and North American commercial markets, strong demand in our off-highway markets and new program launches in 2021. For the fourth quarter of 2021 and 2022, we expect increased sales from the launch of our first two MirrorEye camera-based vision systems for OEM applications as well as the continued roll out of MirrorEye in the retrofit markets. We expect an incremental increase in D&D spend to support the launch of these programs in the second half of 2021 and first half of 2022.

Our year-to-date 2021 Stoneridge Brazil segment revenues increased compared to the prior year due to the recovery of the adverse economic conditions caused by COVID-19 in 2020 offset by unfavorable foreign currency translation. In April 2021, the International Monetary Fund (“IMF”) forecasted the Brazil gross domestic product to grow 3.7% in 2021 and 2.6% in 2022. We expect our served market channels to remain stable based on current market conditions. Our financial performance in our Stoneridge Brazil segment is also subject to uncertainty from movements in the Brazilian Real and Argentina Peso foreign currencies.

Global transportation production has been impacted by supply chain disruptions, in the first half of 2021, primarily in our automotive passenger vehicle end-market. Based on the current market conditions, we expect continued impact on production in the second half of the year. We expect incremental costs related to supply chain disruptions to adversely impact our gross margin in the second half of 2021.

In the first half of 2021, our effective tax rate increased due to atypical jurisdictional earnings mix as a result of increased supply chain costs and incremental engineering expenses to support future program launches. We expect our effective tax rate to remain higher than normal in the second half of 2021 and return to previous rates in 2022.

Other Matters

A significant portion of our sales are outside of the United States. These sales are generated by our non-U.S. based operations, and therefore, movements in foreign currency exchange rates can have a significant effect on our results of operations, which are presented in U.S. dollars. A significant portion of our raw materials purchased by our Electronics and Stoneridge Brazil segments are denominated in U.S. dollars, and therefore movements in foreign currency exchange rates can also have a significant effect on our results of operations. The U.S. Dollar strengthened against the euro, Swedish krona, Argentine peso and Mexican peso in the first half of 2021 and the Brazilian real, Argentine peso and Mexican peso in the first half of 2020, unfavorably impacting our material costs and reported results.

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

On May 19, 2020, the Company committed to the strategic exit of its Control Devices particulate matter sensor product line (“PM Sensor Exit”). The decision to exit the PM sensor product line was made after the consideration of the decline in the market outlook for diesel passenger vehicles, the current and expected profitability of the product line and the Company’s strategic focus on aligning resources with the greatest opportunities. The estimated costs for the PM Sensor Exit include employee severance and termination costs, contract termination costs, professional fees and other related costs such as potential commercial settlements. Non-cash charges include impairment of fixed assets and accelerated depreciation associated with PM Sensor production. We recognized $0.3 million and $2.5 million of expense as a result of this initiative during the three months ended June 30, 2021 and June 30, 2020, respectively. The estimated range of additional cost of the plan to exit the PM sensor product line, that will impact the Control Devices segment, is approximately $1.7 million to $4.9 million and is related to employee severance and termination costs, contract terminations costs and other related costs such as commercial and supplier settlements. The Company expects the exit from the PM sensor product line to be completed in the fourth quarter of 2021.

In January 2019, we committed to a restructuring plan that resulted in the closure of our Canton, Massachusetts facility (“Canton Facility”) as of March 31, 2020 and the consolidation of manufacturing operations at that site into other Company locations (“Canton Restructuring”). The cost for the Canton Restructuring included employee severance and termination costs, contract termination costs, professional fees and other related costs such as moving and set-up costs for equipment and costs to restore the engineering function previously located at the Canton Facility.  We did not recognize any expense as a result of these actions during the three months ended June 30, 2021 and $2.2 million of expense as a result of these actions during the three months ended June 30, 2020. We do not expect to incur additional costs related to the Canton Restructuring. During the third quarter of 2020, we leased the Canton facility to a third party. On June 17, 2021, we sold the Canton Facility for net proceeds of $35.2 million and a net gain of $30.7 million.

In the fourth quarter of 2018, the Company undertook restructuring actions for the Electronics segment affecting the European Aftermarket business and China operations. In the second quarter of 2020, the Company finalized plans to move its European Aftermarket sales activities in Dundee, Scotland to a new location which resulted in incurring contract termination costs as well as employee severance and termination costs. In addition, the Company announced an additional restructuring program to transfer the European production of its Controls product line to China. For the three months ended June 30, 2021 and 2020, we recognized expense of less than $0.1 million and $1.6 million, respectively, as a result of these actions for related costs and non-cash fixed asset charges for accelerated depreciation. The Company expects to incur an immaterial amount of restructuring costs through the fourth quarter of 2021.

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

On February 24, 2020, the Board of Directors authorized a new repurchase program of $50.0 million for the repurchase of outstanding Common Shares over an 18 month period. The repurchases may be made from time to time in either open market transactions or in privately negotiated transactions. Repurchases may also be made under rule 10b-18, which permit Common Shares to be repurchased through pre-determined criteria. The timing, volume and nature of common share repurchases will be at the discretion of management, dependent on market conditions, other priorities of cash investment, applicable securities laws and other factors. This Common Share repurchase program authorization does not obligate the Company to acquire any particular amount of its Common Shares, and it may be suspended or discontinued at any time. For the quarter ended March 31, 2020, under the new 2020 repurchase program, the Company repurchased 242,634 Common Shares for $5.0 million, which became Treasury Shares, in accordance with this repurchase program authorization. In April 2020, the Company announced that it was temporarily suspending the previously announced share repurchase program in response to uncertainty surrounding the duration and magnitude of the impact of COVID-19. As of June 30, 2021, the new repurchase program remains suspended.

We regularly evaluate the performance of our businesses and their cost structures, including personnel, and make necessary changes thereto in order to optimize our results. We also evaluate the required skill sets of our personnel and periodically make strategic changes. As a consequence of these actions, we incur severance related costs which we refer to as business realignment charges. Business realignment costs of $0.1 million and $2.6 million were incurred in the three months ended June 30, 2021 and 2020, respectively.

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

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

					Dollar
					increase /
Three months ended June 30,	2021		2020		(decrease)
Net sales	$191,334	100.0%	$99,545	100.0%	$91,789
Costs and expenses:
Cost of goods sold	148,493	77.6	86,291	86.7	62,202
Selling, general and administrative	31,380	16.4	27,693	27.8	3,687
Gain on sale of canton facility, net	(30,718)	(16.1)	-	-	(30,718)
Design and development	15,495	8.1	12,384	12.4	3,111
Operating income (loss)	26,684	14.0	(26,823)	(26.9)	53,507
Interest expense, net	1,860	1.0	1,410	1.4	450
Equity in (earnings) loss of investee	(496)	(0.2)	231	0.2	(727)
Other (income) expense, net	(272)	(0.1)	(9)	-	(263)
Income (loss) before income taxes	25,592	13.3	(28,455)	(28.6)	54,047
Provision (benefit) for income taxes	5,794	3.0	(6,721)	(6.8)	12,515
Net income (loss)	$19,798	10.3%	$(21,734)	(21.8)%	$41,532

Net Sales. Net sales for our reportable segments, excluding inter-segment sales, are summarized in the following table (in thousands):

					Dollar	Percent
					increase	increase
Three months ended June 30,	2021		2020		(decrease)	(decrease)
Control Devices	$86,345	45.1%	$47,005	47.3%	$39,340	83.7%
Electronics	90,085	47.1	45,530	45.7	44,555	97.9%
Stoneridge Brazil	14,904	7.8	7,010	7.0	7,894	112.6%
Total net sales	$191,334	100.0%	$99,545	100.0%	$91,789	92.2%

Overall, net sales were higher for the three months ended June 30, 2021 as 2020 volumes were atypically low as a result of the impact of COVID-19 on our served markets.

Our Control Devices segment net sales increased $39.3 million due to increased volumes in our North American automotive market of $36.7 million and increases in our China commercial vehicle and North American commercial vehicle markets of $1.6 million and $1.2 million, respectively.

Our Electronics segment net sales increased due higher sales volumes in our European and North American commercial vehicle markets of $20.3 million and $12.9 million, respectively. In addition, segment net sales increased due to higher sales volumes in our European off-highway vehicle products of $7.0 million. Net sales increased $4.0 million due to favorable euro and Swedish krona foreign currency translation compared to the prior year quarter.

Our Stoneridge Brazil segment net sales increased due to higher sales volumes for all of our product lines and for our Argentina market channel.

Net sales by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
					increase	increase
Three months ended June 30,	2021		2020		(decrease)	(decrease)
North America	$96,700	50.5%	$43,122	43.3%	$53,578	124.2%
South America	14,904	7.8	7,010	7.0	7,894	112.6%
Europe and Other	79,730	41.7	49,413	49.7	30,317	61.4%
Total net sales	$191,334	100.0%	$99,545	100.0%	$91,789	92.2%

The increase in North American net sales was attributable to sales volume increases in our North American automotive and North American commercial vehicle markets of $36.6 million and $14.1 million, respectively. The increase in net sales in South America was primarily due to higher sales volumes for all of our SRB product lines and for our Argentina market channel. The increase in net sales in Europe and Other was primarily due to increases in our European commercial vehicle and European off-highway markets of $19.9 million and $4.2 million, respectively and an increase in our China commercial vehicle market of $1.7 million. In addition, net sales increased $5.1 million due to favorable foreign currency translation. The increases in Europe and Other sales were offset by a decrease in European automotive sales of $1.1 million.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased compared to the second quarter of 2020 and our gross margin increased from 13.3% in the second quarter of 2020 to 22.4% in the second quarter of 2021. Our material cost as a percentage of net sales increased from 53.0% in the second quarter of 2020 to 55.7% in the second quarter of 2021 from costs associated with supply chain disruptions and adverse product mix. Overhead as a percentage of net sales decreased to 16.1% for the second quarter of 2021 compared to 27.0% for the second quarter of 2020 due to leverage of fixed costs from higher sales levels.

Our Control Devices segment gross margin increased primarily due to the increase in sales volume, the decrease in restructuring costs of $2.7 million and favorable leverage of fixed costs from higher sales levels offset by costs associated with supply chain disruptions.

Our Electronics segment gross margin increased primarily due to the increase in sales volume and favorable leverage of fixed costs from higher sales levels which were partially offset by increased costs associated with supply chain disruptions.

Our Stoneridge Brazil segment gross margin increased due to the increase in sales volume.

Selling, General and Administrative (“SG&A”). SG&A expenses increased by $3.7 million compared to the second quarter of 2020 due to higher incentive compensation, the $1.1 million unfavorable adjustment to the fair value of the SRB earn-out consideration due to forecasted improvement in SRB financial performance and the impairment of Brazilian indirect taxes of $0.6 million.

Design and Development (“D&D”). D&D costs increased by $3.1 million due to an increase in our Electronics segment for ongoing development activities for awarded business programs and development of advanced technologies and systems for future growth opportunities.

Operating Income (Loss). Operating income (loss) is summarized in the following table by reportable segment (in thousands):

			Dollar	Percent
			increase /	increase /
Three months ended June 30,	2021	2020	(decrease)	(decrease)
Control Devices	$37,065	$(9,656)	$46,721	NM
Electronics	(1,807)	(11,042)	9,235	83.6%
Stoneridge Brazil	(749)	(879)	130	14.8
Unallocated corporate	(7,825)	(5,246)	(2,579)	(49.2)%
Operating income (loss)	$26,684	$(26,823)	$53,507	NM

NM – Not meaningful

Our Control Devices segment operating income increased due to the impact of higher gross margin from higher sales volumes and the gain on sale of the Canton Facility of $30.7 million.

Our Electronics segment operating loss decreased primarily due to the impact of higher segment gross margin.

Our Stoneridge Brazil segment operating loss decreased primarily due to higher gross margin offset by an unfavorable adjustment in the fair value of earn-out consideration and the impairment of Brazilian indirect tax credits.

Our unallocated corporate operating loss increased primarily from higher incentive compensation costs, professional services and legal fees.

Operating income (loss) by geographic location is summarized in the following table (in thousands):

			Dollar	Percent
			increase /	increase /
Three months ended June 30,	2021	2020	(decrease)	(decrease)
North America	$25,948	$(19,859)	$45,807	NM	%
South America	(749)	(879)	130	14.8
Europe and Other	1,485	(6,085)	7,570	NM
Operating income (loss)	$26,684	$(26,823)	$53,507	NM

Our North American operating income increased due to the gain on sale of the Canton Facility and increased sales in our automotive and commercial vehicle markets. The decrease in operating loss in South America was primarily due higher gross margin. Our operating results in Europe and Other increased primarily due to higher sales in our commercial vehicle and off-highway markets as well as a favorable foreign currency translation impact.

Interest Expense, net. Interest expense, net increased by $0.5 million for the three months ended June 30, 2021 due to an increase in average outstanding Credit Facility borrowings and higher interest rates on our Credit Facility borrowings.

Equity in (Earnings) Loss of Investee. Equity (earnings) loss for MSIL were $(0.4) million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively as MSIL revenues and net income were adversely affected by the impact of COVID-19.

Other (Income) Expense, net. We record certain foreign currency transaction losses (gains) as a component of other (income) expense, net on the condensed consolidated statement of operations. Other income, net of $0.3 million, increased by $0.3 million in the second quarter of 2021 compared to the second quarter of 2020 due to 2020 foreign currency transaction gains in our Electronics segment.

Provision (Benefit) for Income Taxes. In the three months ended June 30, 2021, income tax expense of $5.8 million was attributable to the gain on the sale of the Canton facility, the mix of earnings among tax jurisdictions as well as tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions. The effective tax rate of 22.6% is greater than the statutory tax rate primarily due to the impact of tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions as well as U.S. taxes on foreign earnings, partially offset by tax incentives.

In the three months ended June 30, 2020, income tax benefit of $(6.7) million was attributable to the mix of earnings among tax jurisdictions as well as valuation allowances in certain jurisdictions. The effective tax rate of 23.6% was greater than the statutory tax rate primarily due to losses in jurisdictions for which a valuation allowance is recorded.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

					Dollar
					increase /
Six months ended June 30,	2021		2020		(decrease)
Net sales	$385,129	100.0%	$282,511	100.0%	$102,618
Costs and expenses:
Cost of goods sold	296,202	76.9	223,860	79.2	72,342
Selling, general and administrative	60,756	15.8	57,196	20.2	3,560
Gain on sale of canton facility, net	(30,718)	(8.0)	-	-	(30,718)
Design and development	30,146	7.8	24,619	8.7	5,527
Operating income (loss)	28,743	7.5	(23,164)	(8.1)	51,907
Interest expense, net	3,626	0.9	2,440	0.9	1,186
Equity in earnings of investee	(1,110)	(0.3)	(226)	(0.1)	(884)
Other (income) expense, net	86	0.1	(1,626)	(0.6)	1,712
Income (loss) before income taxes	26,141	6.8	(23,752)	(8.3)	49,893
Provision (benefit) for income taxes	6,213	1.6	(5,508)	(1.9)	11,721
Net income (loss)	$19,928	5.2%	$(18,244)	(6.4)%	$38,172

Net Sales. Net sales for our reportable segments, excluding inter-segment sales, are summarized in the following table (in thousands):

					Dollar	Percent
Six months ended June 30,	2021		2020		increase	increase
Control Devices	$185,963	48.3%	$143,855	50.9%	$42,108	29.3%
Electronics	172,855	44.9	117,076	41.4	55,779	47.6%
Stoneridge Brazil	26,311	6.8	21,580	7.7	4,731	21.9%
Total net sales	$385,129	100.0%	$282,511	100.0%	$102,618	36.3%

Overall, net sales were higher for the six months ended June 30, 2021 as 2020 volumes were atypically low as a result of the impact of COVID-19 on our served markets.

Our Control Devices segment net sales increased $42.1 million due to increased volumes in our North American automotive, commercial vehicle and agricultural markets of $30.6 million, $2.1 million and $1.3 million, respectively, and an increase in our China commercial vehicle and automotive markets of $4.1 million and $3.8 million, respectively, as well as a favorable foreign currency translation of $1.8 million. These increases were partially offset by a decrease in volumes related to the PM Soot business exit in our European automotive market of $2.0 million.

Our Electronics segment net sales increased due to increased sales volumes in our European and North American commercial vehicle and European and North American off-highway vehicle markets of $23.5 million, $13.8 million, $3.9 million and $3.5 million, respectively, as well as favorable euro and Swedish krona foreign currency translation of $10.4 million compared to the prior year period.

Our Stoneridge Brazil segment net sales increased due to higher volumes for all of our product lines and for our Argentina market channel offset by unfavorable foreign currency translation of $2.9 million.

Net sales by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
Six months ended June 30,	2021		2020		increase	increase
North America	$193,234	50.1%	$142,973	50.5%	$50,261	35.2%
South America	26,311	6.9	21,580	7.7	4,731	21.9%
Europe and Other	165,584	43.0	117,958	41.8	47,626	40.4%
Total net sales	$385,129	100.0%	$282,511	100.0%	$102,618	36.3%

The increase in North American net sales was attributable to sales volume increases in our North American automotive, commercial vehicle and Electronics off-highway markets of $30.0 million, $15.9 million and $3.5 million, respectively. The increase in net sales in South America was due to higher volumes for all of our SRB product lines and for our Argentina market channel offset by unfavorable Brazilian real foreign currency translation of $2.9 million. The increase in net sales in Europe and Other was primarily due to increases in our European commercial vehicle and off-highway markets of $23.3 million and $3.9 million, respectively, and increases in our China commercial vehicle and automotive markets of $4.7 million and $3.8 million. Europe and Other net sales also increased due to favorable foreign currency translation of $12.2 million.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased compared to the first half of 2020 and our gross margin increased from 20.8% in the first half of 2020 to 23.1% in the first half of 2021. Our material cost as a percentage of net sales increased from 53.0% in the first half of 2020 to 55.3% in the first half of 2021 from costs associated with supply chain disruptions and adverse product mix. Overhead as a percentage of net sales decreased to 15.9% for the first half of 2021 compared to 20.5% for the first half of 2020 due to leverage of fixed costs from higher sales levels.

Our Control Devices segment gross margin increased due to the increase in sales volume, the decrease in restructuring costs of $1.7 million and favorable leverage of fixed costs from higher sales levels offset by costs associated with supply chain disruptions.

Our Electronics segment gross margin increased primarily due to higher sales volumes and favorable fixed cost leverage offset by costs associated with supply chain disruptions.

Our Stoneridge Brazil segment gross margin increased due to the increase in sales volume.

Selling, General and Administrative (“SG&A”). SG&A expenses increased by $2.1 million compared to the first half of 2020 due to higher incentive compensation, unfavorable change in fair value of SRB earn-out consideration of $1.1 million due to forecasted improvement in SRB financial performance and the impairment of Brazilian indirect tax credits of $0.6 million which were offset by the 2021 gain on disposal of the PM sensor business of $0.7 million.

Design and Development (“D&D”). D&D costs increased by $5.5 million primarily due to an increase in our Electronics segment for ongoing development activities for awarded business programs and development of advanced technologies and systems for future growth opportunities.

Operating Income (Loss). Operating income (loss) is summarized in the following table by reportable segment (in thousands):

			Dollar	Percent
			increase /	increase /
Six months ended June 30,	2021	2020	(decrease)	(decrease)
Control Devices	$47,230	$(2,334)	$49,564	NM
Electronics	(2,680)	(8,170)	5,490	67.2%
Stoneridge Brazil	(797)	(20)	(777)	(3,885.0)%
Unallocated corporate	(15,010)	(12,640)	(2,370)	(18.8)%
Operating (loss) income	$28,743	$(23,164)	$51,907	NM

NM – Not meaningful

Our Control Devices segment operating income increased due to the gain on sale of the Canton Facility and impact of higher gross margin, the gain on sale of the Canton Facility of $30.7 million, the gain on disposal of the PM sensor business and a decrease in restructuring expense of $3.6 million offset by higher Sarasota environmental costs.

Our Electronics segment operating loss decreased primarily due to the impact of higher segment gross margin offset by higher D&D costs.

Our Stoneridge Brazil segment operating loss increased primarily due to an unfavorable change in fair value of earn-out consideration adjustments and the impairment of Brazilian indirect tax credits offset by lower selling and design and development costs.

Our unallocated corporate operating loss was higher due to an increase in incentive compensation costs.

Operating income (loss) by geographic location is summarized in the following table (in thousands):

			Dollar	Percent
			increase	increase
Six months ended June 30,	2021	2020	(decrease)	(decrease)
North America	$23,310	$(20,356)	$43,666	NM
South America	(797)	(20)	(777)	(3,885.0)
Europe and Other	6,230	(2,788)	9,018	NM
Operating (loss) income	$28,743	$(23,164)	$51,907	NM

Our North American operating income increased due to the gain on sale of the Canton Facility and higher sales in our automotive and commercial vehicle markets and lower restructuring costs. The increase in operating loss in South America was primarily due to an unfavorable change in fair value of earn-out consideration adjustments. Our operating results in Europe and Other increased primarily due to higher sales in our commercial vehicle and off-highway markets as well as a favorable foreign currency translation impact offset by higher D&D costs.

Interest Expense, net. Interest expense, net increased by $1.2 million for the six months ended June 30, 2021 due to an increase in average outstanding borrowings and higher interest rates on our Credit Facility borrowings and the adverse impact of our interest rate swap.

Equity in Earnings of Investee. Equity earnings for MSIL were $0.9 million and $0.2 million for the six months ended June 30, 2021 and 2020, respectively.

Other (Income) Expense, net. We record certain foreign currency transaction losses (gains) as a component of other income, net on the condensed consolidated statement of operations. Other expense, net of $0.1 million, decreased by $1.7 million in the first half of 2021 compared to other income, net of $1.6 million for the first half of 2020 due to 2020 foreign currency transaction gains in our Stoneridge Brazil and Electronics segments.

Provision (Benefit) for Income Taxes. In the six months ended June 30, 2021, income tax expense of $6.2 million was attributable to the gain on the sale of the Canton facility, the mix of earnings among tax jurisdictions as well as tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions. The effective tax rate of 23.8% is greater than the statutory tax rate primarily due to the impact of tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions as well as U.S. taxes on foreign earnings, partially offset by tax incentives.

In the six months ended June 30, 2020, income tax benefit of $(5.5) million was attributable to the mix of earnings among tax jurisdictions partially offset by the establishment of a valuation allowance. The effective tax rate of 23.2% was greater than the statutory tax rate primarily due to the impact of certain incentives.

Liquidity and Capital Resources

Summary of Cash Flows:

Six months ended June 30,	2021	2020
Net cash provided by (used for):
Operating activities	$(22,641)	$(6,533)
Investing activities	21,049	(17,925)
Financing activities	(15,543)	29,367
Effect of exchange rate changes on cash and cash equivalents	(1,197)	(1,900)
Net change in cash and cash equivalents	$(18,332)	$3,009

Cash used for operating activities increased compared to the first half of 2020 primarily due to an increase in cash used to fund working capital levels primarily for accounts receivable offset by higher net income. Our receivable terms and collections rates have remained consistent between periods presented.

Net cash provided by investing activities increased compared to 2020 due to proceeds from the sales of the Canton Facility and the PM sensor business, and lower capital expenditures and capitalized software costs which were offset by higher investments in the Autotech Fund II.

Net cash used for financing activities increased compared to the prior year primarily due to net Credit Facility payments and repayments of debt of $13.2 million.

As outlined in Note 7 to our condensed consolidated financial statements, the Credit Facility permits borrowing up to a maximum level of $400.0 million. This variable rate facility provides the flexibility to refinance other outstanding debt or finance acquisitions through June 2024. The Credit Facility contains certain financial covenants that require the Company to maintain less than a maximum leverage ratio and more than a minimum interest coverage ratio. The Credit Facility also contains affirmative and negative covenants and events of default that are customary for credit arrangements of this type including covenants which place restrictions and/or limitations on the Company’s ability to borrow money, make capital expenditures and pay dividends. The Credit Facility had an outstanding balance of $126.0 million at June 30, 2021.

Due to the impact of the COVID-19 pandemic on the Company’s end-markets and the resulting expected financial impacts on the Company, on June 26, 2020, the Company entered into a Waiver and Amendment No. 1 to the Fourth Amended and Restated Credit Agreement (“Amendment No. 1”). Amendment No. 1 provides for certain covenant relief and restrictions during the “Covenant Relief Period” (the period ending on the date that the Company delivers a compliance certificate for the quarter ending June 30, 2021). During the Covenant Relief Period:

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

The Company was in compliance with all covenants at June 30, 2021. The Company has not experienced a violation which would limit the Company’s ability to borrow under the Credit Facility (as amended) and does not expect that the covenants under it will restrict the Company’s financing flexibility. However, it is possible that future borrowing flexibility under the Credit Facility may be limited as a result of lower than expected financial performance due to any further adverse impact of COVID-19 on the Company’s markets and general global demand. The Company expects to make additional repayments on the Credit Facility when cash exceeds the amount needed for operations and to remain in compliance with all covenants.

Stoneridge Brazil maintains short-term loans used for working capital purposes. At June 30, 2021, there was $0.3 million of Stoneridge Brazil debt outstanding. Scheduled principal repayments of $0.3 million are due in 2021.

The Company’s wholly owned subsidiary located in Stockholm, Sweden, has an overdraft credit line which allows overdrafts on the subsidiary’s bank account up to a daily maximum level of 20.0 million Swedish krona, or $2.3 million and $2.4 million, at June 30, 2021 and December 31, 2020, respectively. At June 30, 2021, there was 36,000 Swedish krona, or $4,000, outstanding on this overdraft credit line. At December 31, 2020, there was 13.1 million Swedish krona, or $1.6 million, outstanding on this overdraft credit line. During the six months ended June 30, 2021, the subsidiary borrowed 170.6 million Swedish krona, or $20.0 million, and repaid 183.6 million Swedish krona, or $21.5 million.

The Company’s wholly-owned subsidiary located in Suzhou, China, has two credit lines which allow up to a maximum borrowing level of 50.0 million Chinese yuan, or $7.7 million at both June 30, 2021 and December 31, 2020. At June 30, 2021 and December 31, 2020 there was $4.2 million and $4.5 million, respectively, in borrowings outstanding recorded within current portion of debt. In addition, the Suzhou subsidiary has a bank acceptance draft line of credit which allows up to a maximum borrowing level of 15.0 million Chinese yuan, or $2.3 million at both June 30, 2021 and December 31, 2020. There was $0.6 million and $0.4 million utilized on the Suzhou bank acceptance draft line of credit at June 30, 2021 and December 31, 2020, respectively.

On May 19, 2020, the Company committed to the PM Sensor Exit. The decision to exit the PM sensor product line was made after the consideration of the decline in the market outlook for diesel passenger vehicles, the current and expected profitability of the product line and the Company’s strategic focus on aligning resources with the greatest opportunities. The estimated costs for the PM Sensor Exit include employee severance and termination costs, contract termination costs, professional fees and other related costs such as potential commercial settlements. Non-cash charges include impairment of fixed assets and accelerated depreciation associated with PM Sensor production. We recognized $0.3 million and $2.5 million of expense as a result of this initiative during the three months ended June 30, 2021 and June 30, 2020, respectively. The estimated range of additional cost of the plan to exit the PM sensor product line, that will impact the Control Devices segment, is approximately $1.7 million to $4.9 million and is related to employee severance and termination costs, contract terminations costs and other related costs such as commercial and supplier settlements. The Company expects the exit from the PM sensor product line to be completed in the fourth quarter of 2021.

In January 2019, we committed to a restructuring plan that resulted in the closure of our Canton Facility as of March 31, 2020 and the Canton Restructuring. The cost for the Canton Restructuring included employee severance and termination costs, contract termination costs, professional fees and other related costs such as moving and set-up costs for equipment and costs to restore the engineering function previously located at the Canton Facility.  We did not recognize any expense as a result of these actions during the three months ended June 30, 2021 and recognized $2.2 million of expense as a result of these actions during the three months ended June 30, 2020. We do not expect to incur additional costs related to the Canton Restructuring. During the third quarter of 2020, we leased the Canton facility to a third party. On June 17, 2021, we sold the Canton Facility for net proceeds of $35.2 million and a net gain of $30.7 million.

In the fourth quarter of 2018, the Company undertook restructuring actions for the Electronics segment affecting the European Aftermarket business and China operations. In the second quarter of 2020, the Company finalized plans to move its European Aftermarket sales activities in Dundee, Scotland to a new location which resulted in incurring contract termination costs as well as employee severance and termination costs. In addition, the Company announced an additional restructuring program to transfer the European production of its Controls product line to China. For the three months ended June 30, 2021 and 2020, we recognized expense of less than $0.1 million and $1.6 million, respectively, as a result of these actions for related costs and non-cash fixed asset charges for accelerated depreciation. The Company expects to incur an immaterial amount of restructuring costs through the fourth quarter of 2021.

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

On February 24, 2020, the Board of Directors authorized a new repurchase program for $50.0 million for the repurchase of outstanding Common Shares over an 18 month period. The repurchases may be made from time to time in either open market transactions or in privately negotiated transactions. Repurchases may also be made under rule 10b-18, which permit Common Shares to be repurchased through pre-determined criteria. The timing, volume and nature of common share repurchases will be at the discretion of management, dependent on market conditions, other priorities of cash investment, applicable securities laws and other factors. This Common Share repurchase program authorization does not obligate the Company to acquire any particular amount of its Common Shares, and it may be suspended or discontinued at any time. For the quarter ended March 31, 2020, the Company repurchased 242,634 Common Shares for $5.0 million which became Treasury Shares, in accordance with this repurchase program authorization. In April 2020, the Company announced that it was temporarily suspending the previously announced share repurchase program in response to uncertainty surrounding the duration and magnitude of the impact of COVID-19. As of June 30, 2021, the new repurchase program remains suspended.

In December 2018, the Company entered into an agreement to make a $10.0 million investment in a fund (“Autotech Fund II) managed by Autotech Ventures (“Autotech”), a venture capital firm focused on ground transportation technology.  The Company’s $10.0 million investment in the Autotech Fund II will be contributed over the expected ten-year life of the fund.  As of June 30, 2021, the Company’s cumulative investment in the Autotech Fund II was $5.5 million. The Company contributed $1.9 million, net and $0.8 million, net to the Autotech Fund II during the six months ended June 30, 2021 and 2020, respectively.

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

At June 30, 2021, we had a cash and cash equivalents balance of approximately $55.6 million, of which 88.5% was held in foreign locations. The Company has approximately $272.3 million of undrawn commitments under the Credit Facility as of June 30, 2021, which results in total undrawn commitments and cash balances of more than $327.9 million. However, despite the June 26, 2020 Credit Facility amendment, it is possible that future borrowing flexibility under our Credit Facility may be limited as a result of our financial performance.

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

Critical Accounting Policies and Estimates

The Company’s critical accounting policies, which include management’s best estimates and judgments, are included in Part II, Item 7, to the consolidated financial statements of the Company’s 2020 Form 10-K. These accounting policies are considered critical as disclosed in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis of the Company’s 2020 Form 10-K because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates. There have been no material changes in our significant accounting policies or critical accounting estimates during the second quarter of 2021.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2021, an evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the PEO and PFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes with respect to risk factors previously disclosed in the Company’s 2020 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to repurchases of Common Shares made by us during the three months ended June 30, 2021. There were 75 Common Shares delivered to us by employees as payment for withholding taxes due upon vesting of performance share awards and share unit awards during the three months ended June 30, 2021.

			Total number of	Maximum number
			shares purchased as	of shares that may
			part of publicly	yet be purchased
	Total number of	Average price	announced plans	under the plans
Period	shares purchased	paid per share	or programs	or programs
4/1/21-4/30/21	75	$33.64	N/A	N/A
5/1/21-5/31/21	-	-	N/A	N/A
6/1/21-6/30/21	-	-	N/A	N/A
Total	75

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Exhibit

10.1

Real Estate Purchase and Sale Agreement, entered into on May 7, 2021, by and between Stoneridge, Inc., and Sun Life Assurance Company of Canada (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 12, 2021).

10.2	Stoneridge, Inc. Annual Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 12, 2021).

10.3

First Amendment to Real Estate Purchase and Sale Agreement, entered into on May 20, 2021, by and between Stoneridge, Inc., and Sun Life Assurance Company of Canada (incorporated by reference to the Company’s Current Report on Form 8-K/A filed on May 24, 2021).

10.4	Second Amendment to Real Estate Purchase and Sale Agreement, entered into on May 27, 2021, by and between Stoneridge, Inc., and Sun Life Assurance Company of Canada, filed herewith.

10.5	Third Amendment to Real Estate Purchase and Sale Agreement, entered into on June 10, 2021, by and between Stoneridge, Inc., and Sun Life Assurance Company of Canada, filed herewith.

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

	101	XBRL Exhibits:

	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
104

The cover page from our Quarterly Report on Form 10-Q for the period ended June 30, 2021, filed with the Securities and Exchange Commission on August 4, 2021, is formatted in Inline Extensible Business Reporting Language (“iXBRL”)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONERIDGE, INC.

Date: August 4, 2021	/s/ Jonathan B. DeGaynor
Jonathan B. DeGaynor
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 4, 2021	/s/ Robert R. Krakowiak
Robert R. Krakowiak
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)