Form 10-Q
period 2021-09-30
STONERIDGE INC
filed 2021-10-27
CIK 1043337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

The number of Common Shares, without par value, outstanding as of October 22, 2021 was 27,178,466.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STONERIDGE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(in thousands)	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50,001	$73,919
Accounts receivable, less reserves of $1,528 and $817, respectively	137,129	136,745
Inventories, net	124,741	90,548
Prepaid expenses and other current assets	45,254	33,452
Total current assets	357,125	334,664
Long-term assets:
Property, plant and equipment, net	109,696	119,324
Intangible assets, net	52,692	55,394
Goodwill	37,075	39,104
Operating lease right-of-use asset	17,088	18,944
Investments and other long-term assets, net	53,002	53,978
Total long-term assets	269,553	286,744
Total assets	$626,678	$621,408

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of debt	$1,650	$7,673
Accounts payable	102,584	86,103
Accrued expenses and other current liabilities	62,383	52,272
Total current liabilities	166,617	146,048
Long-term liabilities:
Revolving credit facility	130,000	136,000
Deferred income taxes	11,033	12,935
Operating lease long-term liability	14,097	15,434
Other long-term liabilities	7,280	14,357
Total long-term liabilities	162,410	178,726
Shareholders' equity:
Preferred Shares, without par value, 5,000 shares authorized, none issued	-	-
Common Shares, without par value, 60,000 shares authorized, 28,966 and 28,966 shares issued and 27,179 and 27,006 shares outstanding at September 30, 2021 and December 31, 2020, respectively, with no stated value	-	-
Additional paid-in capital	231,567	234,409
Common Shares held in treasury, 1,787 and 1,960 shares at September 30, 2021 and December 31, 2020, respectively, at cost	(55,611)	(60,482)
Retained earnings	221,912	212,342
Accumulated other comprehensive loss	(100,217)	(89,635)
Total shareholders' equity	297,651	296,634
Total liabilities and shareholders' equity	$626,678	$621,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2021	2020	2021	2020

Net sales	$181,680	$175,764	$566,809	$458,275
Costs and expenses:
Cost of goods sold	145,680	129,769	441,882	353,629
Selling, general and administrative	28,481	24,414	89,237	81,610
Gain on sale of Canton Facility, net	-	-	(30,718)	-
Design and development	16,447	11,754	46,593	36,373
Operating (loss) income	(8,928)	9,827	19,815	(13,337)
Interest expense, net	1,447	1,882	5,073	4,322
Equity in earnings of investee	(584)	(330)	(1,694)	(556)
Other expense (income), net	41	(253)	127	(1,879)
(Loss) income before income taxes	(9,832)	8,528	16,309	(15,224)
Provision (benefit) for income taxes	526	1,814	6,739	(3,694)
Net (loss) income	$(10,358)	$6,714	$9,570	$(11,530)

(Loss) earnings per share:
Basic	$(0.38)	$0.25	$0.35	$(0.43)
Diluted	$(0.38)	$0.25	$0.35	$(0.43)
Weighted-average shares outstanding:
Basic	27,147	26,956	27,100	27,047
Diluted	27,147	27,223	27,432	27,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020

Net (loss) income	$(10,358)	$6,714	$9,570	$(11,530)

Other comprehensive (loss) income, net of tax:
Foreign currency translation (1)	(7,100)	5,975	(10,706)	(9,323)
Unrealized (loss) gain on derivatives (2)	(133)	1,022	124	(1,423)
Other comprehensive (loss) income, net of tax	(7,233)	6,997	(10,582)	(10,746)

Comprehensive (loss) income	$(17,591)	$13,711	$(1,012)	$(22,276)

(1)	Net of tax expense of $120 for the three and nine months ended September 30, 2021.
(2)	Net of tax (benefit) expense of $(36) and $272 for the three months ended September 30, 2021 and 2020, respectively. Net of tax expense (benefit) of $32 and $(378) for the nine months ended September 30, 2021 and 2020, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine months ended September 30 (in thousands)	2021	2020

OPERATING ACTIVITIES:
Net income (loss)	$9,570	$(11,530)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation	20,831	20,030
Amortization, including accretion and write-off of deferred financing costs	4,767	4,153
Deferred income taxes	916	(5,862)
Earnings of equity method investee	(1,694)	(724)
(Gain) loss on sale of fixed assets	(190)	158
Share-based compensation expense	4,685	3,535
Excess tax (benefit) deficiency related to share-based compensation expense	(295)	50
Gain on sale of Canton Facility, net	(30,718)	-
Gain on disposal of business, net	(740)	-
Property, plant and equipment impairment charge	-	2,326
Change in fair value of earn-out contingent consideration	1,453	(3,045)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,746)	7,107
Inventories, net	(36,580)	3,683
Prepaid expenses and other assets	(11,144)	(2,599)
Accounts payable	20,657	(2,303)
Accrued expenses and other liabilities	1,539	(6,024)
Net cash (used for) provided by operating activities	(19,689)	8,955

INVESTING ACTIVITIES:
Capital expenditures, including intangibles	(21,576)	(24,331)
Proceeds from sale of fixed assets	656	43
Proceeds from disposal of business, net	1,050	-
Proceeds from sale of Canton Facility, net	35,167	-
Investment in venture capital fund, net	(2,349)	(750)
Net cash provided by (used for) investing activities	12,948	(25,038)

FINANCING ACTIVITIES:
Revolving credit facility borrowings	34,000	71,500
Revolving credit facility payments	(40,000)	(53,500)
Proceeds from issuance of debt	30,292	29,608
Repayments of debt	(36,286)	(26,006)
Common Share repurchase program	-	(4,995)
Repurchase of Common Shares to satisfy employee tax withholding	(2,658)	(1,773)
Net cash (used for) provided by financing activities	(14,652)	14,834

Effect of exchange rate changes on cash and cash equivalents	(2,525)	134
Net change in cash and cash equivalents	(23,918)	(1,115)
Cash and cash equivalents at beginning of period	73,919	69,403

Cash and cash equivalents at end of period	$50,001	$68,288

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,962	$4,134
Cash paid for income taxes, net	$7,296	$137

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Number of					Accumulated
	Common	Number of	Additional	Common		other	Total
	Shares	treasury	paid-in	Shares held	Retained	comprehensive	shareholders'
(in thousands)	outstanding	shares	capital	in treasury	earnings	loss	equity

BALANCE DECEMBER 31, 2019	27,408	1,558	$225,607	$(50,773)	$206,542	$(91,472)	$289,904
Net income	—	—	—	—	3,490	—	3,490
Unrealized loss on derivatives, net	—	—	—	—	—	(3,655)	(3,655)
Currency translation adjustments	—	—	—	—	—	(17,119)	(17,119)
Issuance of Common Shares	267	(267)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(75)	75	—	4,769	—	—	4,769
Common Share repurchase program	(607)	607	10,000	(14,995)	—	—	(4,995)
Share-based compensation, net	—	—	(5,101)	—	—	—	(5,101)
BALANCE MARCH 31, 2020	26,993	1,973	$230,506	$(60,999)	$210,032	$(112,246)	$267,293

Net loss	—	—	—	—	(21,734)	—	(21,734)
Unrealized gain on derivatives, net	—	—	—	—	—	1,210	1,210
Currency translation adjustments	—	—	—	—	—	1,821	1,821
Issuance of Common Shares	12	(12)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(4)	4	—	360	—	—	360
Share-based compensation, net	—	—	312	—	—	—	312
BALANCE JUNE 30, 2020	27,001	1,965	$230,818	$(60,639)	$188,298	$(109,215)	$249,262

Net income	—	—	—	—	6,714	—	6,714
Unrealized gain on derivatives, net	—	—	—	—	—	1,022	1,022
Currency translation adjustments	—	—	—	—	—	5,975	5,975
Issuance of Common Shares	6	(6)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(1)	1	—	157	—	—	157
Share-based compensation, net	—	—	1,242	—	—	—	1,242
BALANCE SEPTEMBER 30, 2020	27,006	1,960	$232,060	$(60,482)	$195,012	$(102,218)	$264,372

BALANCE DECEMBER 31, 2020	27,006	1,960	$234,409	$(60,482)	$212,342	$(89,635)	$296,634
Net income	—	—	—	—	130	—	130
Unrealized loss on derivatives, net	—	—	—	—	—	(129)	(129)
Currency translation adjustments	—	—	—	—	—	(10,778)	(10,778)
Issuance of Common Shares	224	(224)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(68)	68	—	4,392	—	—	4,392
Share-based compensation, net	—	—	(5,577)	—	—	—	(5,577)
BALANCE MARCH 31, 2021	27,162	1,804	$228,832	$(56,090)	$212,472	$(100,542)	$284,672

Net income	—	—	—	—	19,798	—	19,798
Unrealized gain on derivatives, net	—	—	—	—	—	386	386
Currency translation adjustments	—	—	—	—	—	7,172	7,172
Issuance of Common Shares	2	(2)	—	—	—	—	—
Repurchased Common Shares for treasury, net	—	—	—	4	—	—	4
Share-based compensation, net	—	—	1,598	—	—	—	1,598
BALANCE JUNE 30, 2021	27,164	1,802	$230,430	$(56,086)	$232,270	$(92,984)	$313,630

Net loss	—	—	—	—	(10,358)	—	(10,358)
Unrealized loss on derivatives, net	—	—	—	—	—	(133)	(133)
Currency translation adjustments	—	—	—	—	—	(7,100)	(7,100)
Issuance of Common Shares	27	(27)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(12)	12	—	475	—	—	475
Share-based compensation, net	—	—	1,137	—	—	—	1,137
BALANCE SEPTEMBER 30, 2021	27,179	1,787	$231,567	$(55,611)	$221,912	$(100,217)	$297,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

(1) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Stoneridge, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s 2020 Form 10-K.

The Company’s investment in Minda Stoneridge Instruments Ltd. (“MSIL”) for the three and nine months ended September 30, 2021 and 2020 has been determined to be an unconsolidated entity, and therefore is accounted for under the equity method of accounting based on the Company’s 49% ownership in MSIL.

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

Accounting Standards Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance in ASU 2020-04 provides temporary optional expedient and exceptions to the guidance in U.S. GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”) (also known as the “reference rate reform”). The guidance allows companies to elect not to apply certain modification accounting requirements to contracts affected by the reference rate reform, if certain criteria are met. The guidance will also allow companies to elect various optional expedients which would allow them to continue to apply hedge accounting for hedging relationships affected by the reference rate reform, if certain criteria are met. The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements. As of September 30, 2021, the Company has not yet had contracts modified due to rate reform.

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

The following tables disaggregate our revenue by reportable segment and geographical location(1) for the three months ended September 30, 2021 and 2020:

	Control Devices		Electronics		Stoneridge Brazil		Consolidated
Three months ended September 30	2021	2020	2021	2020	2021	2020	2021	2020
Net Sales:
North America	$70,334	$79,106	$25,061	$18,470	$-	$-	$95,395	$97,576
South America	-	-	-	-	16,477	12,827	16,477	12,827
Europe	3,048	8,833	51,003	43,195	-	-	54,051	52,028
Asia Pacific	14,236	12,003	1,521	1,330	-	-	15,757	13,333
Total net sales	$87,618	$99,942	$77,585	$62,995	$16,477	$12,827	$181,680	$175,764

The following tables disaggregate our revenue by reportable segment and geographical location(1) for the nine months ended September 30, 2021 and 2020:

	Control Devices		Electronics		Stoneridge Brazil		Consolidated
Nine months ended September 30	2021	2020	2021	2020	2021	2020	2021	2020
Net Sales:
North America	$215,820	$190,889	$72,809	$49,660	$-	$-	$288,629	$240,549
South America	-	-	-	-	42,788	34,407	42,788	34,407
Europe	12,681	20,655	173,335	127,086	-	-	186,016	147,741
Asia Pacific	45,080	32,253	4,296	3,325	-	-	49,376	35,578
Total net sales	$273,581	$243,797	$250,440	$180,071	$42,788	$34,407	$566,809	$458,275
(1)	Company sales based on geographic location are where the sale originates not where the customer is located.

Performance Obligations

For OEM and Tier 1 supplier customers, the Company typically enters into contracts to provide serial production parts that consist of a set of documents including, but not limited to, an award letter, master purchase agreement and master terms and conditions. For each production product, the Company enters into separate purchase orders that contain the product specifications and an agreed-upon price. The performance obligation does not exist until a customer release is received for a specific number of parts.  The majority of the parts sold to OEM and Tier 1 supplier customers are customized to the specific customer, with the exception of camera-based vision systems (“CMS”) that are common across all customers (CMS for OEMs are customized but sales are not yet material). The transaction price is equal to the contracted price per part and there is no expectation of material variable consideration in the transaction price. For most customer contracts, the Company does not have an enforceable right to payment at any time prior to when the parts are shipped or delivered to the customer; therefore, the Company recognizes revenue at the point in time it satisfies a performance obligation by transferring control of a part to the customer.

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

Contract Balances

The Company had no material contract assets, contract liabilities or capitalized contract acquisition costs as of September 30, 2021 and December 31, 2020.

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

	September 30,	December 31,
	2021	2020
Raw materials	$97,332	$67,775
Work-in-progress	8,579	7,005
Finished goods	18,830	15,768
Total inventories, net	$124,741	$90,548

Inventory valued using the FIFO method was $112,605 and $82,308 at September 30, 2021 and December 31, 2020, respectively. Inventory valued using the average cost method was $12,136 and $8,240 at September 30, 2021 and December 31, 2020, respectively.

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

Derivative Instruments and Hedging Activities

On September 30, 2021, the Company had open Mexican peso-denominated foreign currency forward contracts and a net investment hedge of our euro-denominated subsidiary. The Company used foreign currency forward contracts solely for hedging and not for speculative purposes during 2021 and 2020. Management believes that its use of these instruments to reduce risk is in the Company’s best interest. The counterparties to these financial instruments are financial institutions with investment grade credit ratings.

Foreign Currency Exchange Rate Risk

The Company conducts business internationally and, therefore, is exposed to foreign currency exchange rate risk. The Company uses derivative financial instruments as cash flow hedges and net investment hedges to manage its exposure to fluctuations in foreign currency exchange rates by reducing the effect of such fluctuations on foreign currency denominated intercompany transactions, inventory purchases and other foreign currency exposures.

Net Investment Hedges

During the third quarter of 2021, the Company entered into two cross-currency swaps, designated as net investment hedges, with notional values of $25,000 each and maturities in August 2026 and August 2028. These swaps hedge a portion of the net investment in a certain euro-denominated subsidiary.

The Company has elected to assess hedge effectiveness under the spot method. Accordingly, periodic changes in the fair value of the derivative instruments attributable to factors other than spot exchange rate variability are excluded from the measurement of hedge ineffectiveness and reported directly in earnings each reporting period. The change in fair value of these derivative instruments is recorded in cumulative translation adjustment, which is a component of accumulated other comprehensive loss in the condensed consolidated balance sheets. When the related currency translation adjustment is required to be reclassified, usually upon the sale or liquidation of the investment, the gain or loss included in accumulated other comprehensive loss is recorded in earnings and reflected in other expense (income), net in the condensed consolidated statements of operations. Upon settlement, cash flows attributable to derivatives designated as net investment hedges will be classified as investing activities in the condensed consolidated statements of cash flows.

Cash Flow Hedges

The Company entered into foreign currency forward contracts to hedge the euro and Mexican peso currencies during 2020 and the Mexican peso currency in 2021. These forward contracts were executed to hedge forecasted transactions and have been accounted for as cash flow hedges. As such, gains and losses on derivatives qualifying as cash flow hedges are recorded in accumulated other comprehensive loss, to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated other comprehensive loss will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. The cash flow hedges were highly effective. The effectiveness of the transactions has been and will be measured on an ongoing basis using regression analysis and forecasted future purchases of the currency.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

In certain instances, the foreign currency forward contracts may not qualify for hedge accounting or are not designated as hedges and, therefore, are marked-to-market with gains and losses recognized in the Company’s condensed consolidated statement of operations as a component of other expense (income), net. At September 30, 2021, all of the Company’s foreign currency forward contracts were designated as cash flow hedges.

The Company’s foreign currency forward contracts offset a portion of the gains and losses on the underlying foreign currency denominated transactions as follows:

U.S. dollar-denominated Foreign Currency Forward Contracts – Cash Flow Hedges

The Company entered into U.S. dollar-denominated currency contracts on behalf of one of its European Electronics subsidiaries, whose functional currency is the euro, with a notional amount at September 30, 2020 of $800 which expired ratably on a monthly basis from October 2020 through December 2020. There were no such contracts at September 30, 2021 or December 31, 2020.

Mexican peso-denominated Foreign Currency Forward Contracts – Cash Flow Hedges

The Company holds Mexican peso-denominated foreign currency forward contracts with a notional amount at September 30, 2021 of $12,653 which expire ratably on a monthly basis from October 2021 to June 2022. The notional amount at December 31, 2020 related to Mexican peso-denominated foreign currency forward contracts was $1,242.

The Company evaluated the effectiveness of the Mexican peso and U.S. dollar-denominated forward contracts held as of September 30, 2021 and concluded that the hedges were effective.

Interest Rate Risk

Interest Rate Risk – Cash Flow Hedge

On February 18, 2020, the Company entered into a floating-to-fixed interest rate swap agreement (the “Interest Rate Swap”) with a notional amount of $50,000 to hedge its exposure to interest payment fluctuations on a portion of its Credit Facility. The Interest Rate Swap was designated as a cash flow hedge of the variable interest rate obligation under the Company's Credit Facility that has a current balance of $130,000 at September 30, 2021. Accordingly, the change in fair value of the Interest Rate Swap is recognized in accumulated other comprehensive loss. The Interest Rate Swap agreement requires monthly settlements on the same days that the Credit Facility interest payments are due and has a maturity date of March 10, 2023, which is prior to the Credit Facility maturity date of June 4, 2024. Under the Interest Rate Swap terms, the Company pays a fixed interest rate and receives a floating interest rate based on the one-month LIBOR, with a floor. The critical terms of the Interest Rate Swap are aligned with the terms of the Credit Facility, resulting in no hedge ineffectiveness. The difference between amounts to be received and paid under the Interest Rate Swap is recognized as a component of interest expense, net on the condensed consolidated statements of operations. The Interest Rate Swap settlements increased interest expense by $165 and $156 for the three months ended September 30, 2021 and 2020, respectively. The Interest Rate Swap settlements increased interest expense by $486 and $274 for the nine months ended September 30, 2021 and 2020, respectively.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

The notional amounts and fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

			Prepaid expenses		Accrued expenses and
	Notional amounts (A)		and other current assets		other current liabilities
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2021	2020	2021	2020	2021	2020
Derivatives designated as hedging instruments:
Cash flow hedges:
Forward currency contracts	$12,653	$1,242	$-	$255	$48	$-
Interest rate swap	$50,000	$50,000	$-	$-	$859	$1,318
Net investment hedges:
Cross-currency swaps	$50,000	$-	$607	$-	$-	$-
(A)	Notional amounts represent the gross contract of the derivatives outstanding in U.S. dollars.

Gross amounts recorded for the cash flow and net investment hedges in other comprehensive (loss) income and in net income (loss) for the three months ended September 30 were as follows:

			Gain (loss) reclassified from
	Gain (loss) recorded in other		other comprehensive income
	comprehensive income (loss)		(loss) into net income (loss) (A)
	2021	2020	2021	2020
Derivatives designated as cash flow hedges:
Forward currency contracts	$(150)	$642	$155	$(499)
Interest rate swap	$(29)	$(3)	$(165)	$(156)
Derivatives designated as net investment hedges:
Cross-currency swaps	$573	$-	$-	$-
(A)	Gains (losses) reclassified from other comprehensive loss into net income (loss) recognized in selling, general and administrative expenses (“SG&A”) in the Company’s condensed consolidated statements of operations were $31 and $(112) for the three months ended September 30, 2021 and 2020, respectively. Gains (losses) reclassified from other comprehensive loss into net income (loss) recognized in cost of goods sold (“COGS”) in the Company’s condensed consolidated statements of operations were $124 and $(387) for the three months ended September 30, 2021 and 2020, respectively. Losses reclassified from other comprehensive loss into net income (loss) recognized in interest expense, net in the Company’s condensed consolidated statements of operations were $(165) and $(156) for the three months ended September 30, 2021 and 2020, respectively.

Gross amounts recorded for the cash flow and net investment hedges in other comprehensive (loss) income and in net income (loss) for the nine months ended September 30 were as follows:

			Gain (loss) reclassified from
	Gain (loss) recorded in other		other comprehensive income
	comprehensive income (loss)		(loss) into net income (loss) (A)
	2021	2020	2021	2020
Derivatives designated as cash flow hedges:
Forward currency contracts	$154	$(1,962)	$457	$(1,602)
Interest rate swap	$(27)	$(1,715)	$(486)	$(274)
Derivatives designated as net investment hedges:
Cross-currency swaps	$573	$-	$-	$-

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

(A)	Gains (losses) reclassified from other comprehensive loss into net income (loss) recognized in SG&A in the Company’s condensed consolidated statements of operations were $120 and $(347) for the nine months ended September 30, 2021 and 2020, respectively. Gains (losses) reclassified from other comprehensive loss into net income (loss) recognized in COGS in the Company’s condensed consolidated statements of operations were $337 and $(1,226) for the nine months ended September 30, 2021 and 2020, respectively. Gains (losses) reclassified from other comprehensive loss into net income (loss) recognized in design and development (“D&D”) in the Company’s condensed consolidated statements of operations were $0 and $(29) for the nine months ended September 30, 2021 and 2020, respectively. Losses reclassified from other comprehensive loss into net income (loss) recognized in interest expense, net in the Company’s condensed consolidated statements of operations were $(486) and $(274) for the nine months ended September 30, 2021 and 2020, respectively.

For the nine months ended September 30, 2021, the total net losses on the foreign currency contract cash flow hedges of $48 are expected to be included in COGS, SG&A and D&D within the next 12 months. Of the total net losses on the Interest Rate Swap cash flow hedge, $637 of losses are expected to be included in interest expense, net within the next 12 months and $222 of losses are expected to be included in interest expense, net in subsequent periods.

Cash flows from derivatives used to manage foreign currency exchange and interest rate risks are classified as operating activities within the condensed consolidated statements of cash flows.

Fair Value Measurements

Certain assets and liabilities held by the Company are measured at fair value on a recurring basis and are categorized using the three levels of the fair value hierarchy based on the reliability of the inputs used. Fair values estimated using Level 1 inputs consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Fair values estimated using Level 2 inputs, other than quoted prices, are observable for the asset or liability, either directly or indirectly and include among other things, quoted prices for similar assets or liabilities in markets that are active or inactive as well as inputs other than quoted prices that are observable. For forward currency and cross-currency contracts, inputs include forward foreign currency exchange rates. For the interest rate swap, inputs include LIBOR. Fair values estimated using Level 3 inputs consist of significant unobservable inputs.

The following table presents our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the three levels of the fair value hierarchy based on the reliability of inputs used.

				September 30,	December 31,
		2021			2020
		Fair values estimated using
	Fair	Level 1	Level 2	Level 3	Fair
	value	inputs	inputs	inputs	value
Financial assets carried at fair value:
Forward currency contract	$-	$-	$-	$-	$255
Cross-currency swaps	607	-	607	-	-
Total financial assets carried at fair value	$607	$-	$607	$-	$255

Financial liabilities carried at fair value:
Forward currency contracts	$48	$-	$48	$-	$-
Interest rate swap	859	-	859	-	1,318
Earn-out consideration	6,914	-	-	6,914	5,813
Total financial liabilities carried at fair value	$7,821	$-	$907	$6,914	$7,131

The following table sets forth a summary of the change in fair value of the Company’s Level 3 financial liabilities related to earn-out consideration that are measured at fair value on a recurring basis.

	Stoneridge Brazil
	2021	2020
Balance at January 1	$5,813	$12,011
Change in fair value	1,453	(3,045)
Foreign currency adjustments	(352)	(3,472)
Balance at September 30	$6,914	$5,494

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

The Company will be required to pay the Stoneridge Brazil earn-out consideration, which is not capped, based on Stoneridge Brazil’s financial performance in 2021. The fair value of the Stoneridge Brazil earn-out consideration is based on discounted cash flows utilizing forecasted earnings before interest, depreciation and amortization (“EBITDA”) in 2021 using the key inputs of forecasted sales and expected operating income reduced by the market required rate of return. The earn-out consideration obligation related to Stoneridge Brazil is recorded within accrued expenses and other current liabilities in the condensed consolidated balance sheets as of September 30, 2021 and other long-term liabilities in the consolidated balance sheets as of December 31, 2020.

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

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the nine months ended September 30, 2021.

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

On May 19, 2020, the Company committed to the strategic exit of its Control Devices particulate matter (“PM”) sensor product line. As a result of the strategic exit of the PM sensor product line the Company determined an impairment indicator existed and performed a recoverability test of the related long-lived assets. The Company identified that there were two asset groups comprised of PM sensor fixed assets at the Company’s Lexington, Ohio and Tallinn, Estonia facilities. As a result of the recoverability test performed, the Company determined that the undiscounted cash flows did not exceed the carrying value of the PM sensor fixed assets at the Company’s Tallinn, Estonia facility. As such, an impairment loss of $2,326 was recorded based on the difference between the fair value and the carrying value of the assets. The Company used the income approach to determine the fair value of the PM sensor fixed assets at the Tallinn, Estonia facility. During the nine months ended September 30, 2020, the impairment loss of $2,326 was recorded on the Company’s condensed consolidated statement of operations within selling, general and administrative expense. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

(6) Share-Based Compensation

Compensation expense for share-based compensation arrangements, which is recognized in the condensed consolidated statements of operations as a component of SG&A expenses, was $1,924 and $1,430 for the three months ended September 30, 2021 and 2020, respectively. Compensation expense for share-based compensation arrangements, which is recognized in the condensed consolidated statements of operations as a component of SG&A expenses, was $4,685 and $3,535 for the nine months ended September 30, 2021 and 2020, respectively. The expenses related to share-based compensation awards for the three and nine months ended September 30, 2021 were higher than the three and nine months ended September 30, 2020 due to the recognition of reduced attainment of performance-based awards during 2020.

(7) Debt

Debt consisted of the following at September 30, 2021 and December 31, 2020:

	September 30,	December 31,	Interest rates at
	2021	2020	September 30, 2021	Maturity
Revolving Credit Facility
Credit Facility	$130,000	$136,000	1.95%	June 2024

Debt
Stoneridge Brazil short-term obligations	99	1,561	8.80%	November 2021
Sweden short-term credit line	-	1,591
Suzhou short-term credit line	1,551	4,521	4.30%	May 2022
Total debt	1,650	7,673
Less: current portion	(1,650)	(7,673)
Total long-term debt, net	$-	$-

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

Due to the expected impact of the COVID-19 pandemic on the Company’s end-markets and the resulting expected financial impacts to the Company, on June 26, 2020, the Company entered into a Waiver and Amendment No. 1 to the Fourth Amended and Restated Credit Agreement (“Amendment No. 1”). Amendment No. 1 provided for certain covenant relief and restrictions during the “Covenant Relief Period” (the period ending on the date that the Company delivers a compliance certificate for the quarter ending June 30, 2021 in form and substance satisfactory to the administrative agent). The Covenant Relief Period ended on August 14, 2021. During the Covenant Relief Period:

●	the maximum net leverage ratio was suspended;
●	the calculation of the minimum interest coverage ratio excluded second quarter 2020 financial results effective for the quarters ended September 30, 2020 through March 31, 2021;
●	the minimum interest coverage ratio of 3.50 was reduced to 2.75 and 3.25 for the quarters ended December 31, 2020 and March 31, 2021, respectively;
●	the Company’s liquidity could not be less than $150,000;
●	the Company’s aggregate amount of cash and cash equivalents could not exceed $130,000;
●	there were certain restrictions on Restricted Payments (as defined); and
●	a Permitted Acquisition (as defined) could not be consummated unless otherwise approved in writing by the required lenders.

Amendment No. 1 changed the leverage based LIBOR pricing grid through the maturity date of the Credit Facility and also provides for a LIBOR floor of 50 basis points on outstanding borrowings excluding any Specified Hedge Borrowings (as defined) which remain subject to a LIBOR floor of 0 basis points. As of September 30, 2021, Specified Hedge Borrowings were $50,000.

The Company capitalized an additional $1,086 of deferred financing costs as a result of entering into Amendment No. 1.

Borrowings outstanding on the Credit Facility were $130,000 and $136,000 at September 30, 2021 and December 31, 2020, respectively.

The Company was in compliance with all credit facility covenants at September 30, 2021 and December 31, 2020.

The Company also has outstanding letters of credit of $1,703 and $1,720 at September 30, 2021 and December 31, 2020, respectively.

Debt

Stoneridge Brazil maintains short-term notes used for working capital purposes which have fixed or variable interest rates. The weighted-average interest rate of short-term debt of Stoneridge Brazil at September 30, 2021 was 8.8%. Depending on the specific note, interest is payable either monthly or annually. Principal repayments of $99 on Stoneridge Brazil debt at September 30, 2021 are due in 2021.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

The Company’s wholly-owned subsidiary located in Sweden, has an overdraft credit line which allows overdrafts on the subsidiary’s bank account up to a daily maximum level of 20,000 Swedish krona, or $2,283 and $2,435, at September 30, 2021 and December 31, 2020, respectively. At September 30, 2021 there were no borrowings outstanding on this overdraft credit line. At December 31, 2020 there was 13,072 Swedish krona, or $1,591, outstanding on this overdraft credit line. During the nine months ended September 30, 2021, the subsidiary borrowed 243,347 Swedish krona, or $27,784, and repaid 256,418 Swedish krona, or $29,277.

The Company’s wholly-owned subsidiary located in Suzhou, China (the “Suzhou subsidiary”), has two credit lines (the “Suzhou credit line”) which allow up to a maximum borrowing level of 50,000 Chinese yuan, or $7,758 and $7,663 at September 30, 2021, and December 31, 2020. At September 30, 2021 and December 31, 2020 there was $1,551 and $4,521, respectively, in borrowings outstanding on the Suzhou credit line with weighted-average interest rates of 4.30% and 4.32%, respectively. The Suzhou credit line is included on the condensed consolidated balance sheet within current portion of debt. In addition, the Suzhou subsidiary has a bank acceptance draft line of credit which facilitates the extension of trade payable payment terms by 180 days. This bank acceptance draft line of credit allows up to a maximum borrowing level of 15,000 Chinese yuan, or $2,327 and $2,299, at September 30, 2021 and December 31, 2020, respectively. There was $0 and $414 utilized on the Suzhou bank acceptance draft line of credit at September 30, 2021 and December 31, 2020, respectively.

(8) Leases

The Company, as lessor, entered into a lease with a third-party lessee effective July 1, 2020, for our Canton, Massachusetts facility. In conjunction with the Canton restructuring plan outlined in Note 12, the Company ceased operations at this facility in March 2020. As discussed in Note 16, the Company sold the Canton facility and assigned the lease to the buyer on June 17, 2021. The Company recognized lease income on a straight-line basis over the lease term until the time of the sale. The Company recognized operating and variable lease income from the lease in our condensed consolidated statements of operations of $602 and $199, respectively, for the nine months ended September 30, 2021. The Company recognized operating and variable lease income from leases in our condensed consolidated statements of operations of $354 and $99, respectively, for both the three and nine months ended September 30, 2020.

(9) Earnings Per Share

Basic earnings per share was computed by dividing net income by the weighted-average number of Common Shares outstanding for each respective period. Diluted earnings per share was calculated by dividing net income by the weighted-average of all potentially dilutive Common Shares that were outstanding during the periods presented. However, for all periods in which the Company recognized a net loss, the Company did not recognize the effect of the potential dilutive securities as their inclusion would be anti-dilutive. Potential dilutive shares of 239,254 for the three months ended September 30, 2021 were excluded from diluted loss per share because the effect would be anti-dilutive. Potential dilutive shares of 265,335 for the nine months ended September 30, 2020 were excluded from diluted loss per share because the effect would be anti-dilutive.

Weighted-average Common Shares outstanding used in calculating basic and diluted earnings per share were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Basic weighted-average Common Shares outstanding	27,147,150	26,956,286	27,100,484	27,046,899
Effect of dilutive shares	-	266,596	331,034	-
Diluted weighted-average Common Shares outstanding	27,147,150	27,222,882	27,431,518	27,046,899

There were 591,256 and 755,654 performance-based right to receive Common Shares outstanding at September 30, 2021 and 2020, respectively. The right to receive Common Shares are included in the computation of diluted earnings per share based on the number of Common Shares that would be issuable if the end of the quarter were the end of the contingency period.

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

On February 24, 2020, the Company’s Board of Directors authorized a new repurchase program of $50,000 for the repurchase of the Company’s outstanding Common Shares over the next 18 months. The repurchases could be made from time to time in either open market transactions or in privately negotiated transactions. Repurchases could also be made under Rule 10b-18 plans, which permit Common Shares to be repurchased through pre-determined criteria.

On March 3, 2020, under the new repurchase program the Company entered into a 10b-18 Agreement Letter (the “10b-18 Agreement”), with the Bank to purchase Company Common Shares, under purchasing conditions of Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended (“Rule 10b-18”), for up to $5,000. Under the terms of the 10b-18 Agreement, commencing March 3, 2020 and ending March 6, 2020, the Company received delivery of a total of 242,634 Company Common Shares for the amount of $4,995. These Common Shares became treasury shares and were recorded as a $4,995 reduction to shareholders’ equity as Common Shares held in treasury. In April 2020, the Company announced that it was temporarily suspending the previously announced share repurchase program in response to uncertainty surrounding the duration and magnitude of the impact of COVID-19. The 2020 repurchase program authorization expired during the third quarter of 2021 and no additional shares will be repurchased under this program.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss for the three months ended September 30, 2021 and 2020 were as follows:

	Foreign	Unrealized
	currency	gain (loss)
	translation	on derivatives	Total
Balance at July 1, 2021	$(92,401)	$(583)	$(92,984)
Other comprehensive loss before reclassifications	(7,100)	(141)	(7,241)
Amounts reclassified from accumulated other comprehensive loss	-	8	8
Net other comprehensive loss, net of tax	(7,100)	(133)	(7,233)
Balance at September 30, 2021	$(99,501)	$(716)	$(100,217)

Balance at July 1, 2020	$(106,770)	$(2,445)	$(109,215)
Other comprehensive income before reclassifications	5,975	505	6,480
Amounts reclassified from accumulated other comprehensive loss	-	517	517
Net other comprehensive income, net of tax	5,975	1,022	6,997
Balance at September 30, 2020	$(100,795)	$(1,423)	$(102,218)

Changes in accumulated other comprehensive loss for the nine months ended September 30, 2021 and 2020 were as follows:

	Foreign	Unrealized
	currency	gain (loss)
	translation	on derivatives	Total
Balance at January 1, 2021	$(88,795)	$(840)	$(89,635)
Other comprehensive (loss) income before reclassifications	(10,706)	100	(10,606)
Amounts reclassified from accumulated other comprehensive loss	-	24	24
Net other comprehensive (loss) income, net of tax	(10,706)	124	(10,582)
Balance at September 30, 2021	$(99,501)	$(716)	$(100,217)

Balance at January 1, 2020	$(91,472)	$-	$(91,472)
Other comprehensive loss before reclassifications	(9,323)	(2,905)	(12,228)
Amounts reclassified from accumulated other comprehensive loss	-	1,482	1,482
Net other comprehensive loss, net of tax	(9,323)	(1,423)	(10,746)
Balance at September 30, 2020	$(100,795)	$(1,423)	$(102,218)

Click or tap here to enter text.

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

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

As a result of environmental studies performed at the Company’s former facility located in Sarasota, Florida, the Company became aware of soil and groundwater contamination at the site and engaged an environmental engineering consultant to develop a remediation and monitoring plan for the site. Soil remediation at the site was completed during the year ended December 31, 2010. A remedial action plan was approved by the Florida Department of Environmental Protection and groundwater remediation began in the fourth quarter of 2015. During the three months ended September 30, 2021 and 2020, the Company recognized expense of $0 and $3, respectively, related to groundwater remediation. During the nine months ended September 30, 2021 and 2020, the Company recognized expense of $407 and $108, respectively, related to groundwater remediation. At September 30, 2021 and December 31, 2020, the Company accrued $434 and $180, respectively, related to expected future remediation costs. At September 30, 2021 and December 31, 2020, $258 and $180, respectively, were recorded as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheets while the remaining amount as of September 30, 2021 was recorded as a component of other long-term liabilities. Costs associated with the recorded liability will be incurred to complete the groundwater remediation and monitoring. The recorded liability is based on assumptions in the remedial action plan as well as estimates for future remediation activities. Although the Company sold the Sarasota facility and related property in December 2011, the liability to remediate the site contamination remains the responsibility of the Company. Due to the ongoing site remediation, the Company is currently required to maintain a $1,489 letter of credit for the benefit of the buyer.

The Company’s Stoneridge Brazil subsidiary has civil, labor and other tax contingencies (excluding income tax) for which the likelihood of loss is deemed to be reasonably possible, but not probable, by the Company’s legal advisors in Brazil. As a result, no provision has been recorded with respect to these contingencies, which amounted to R$45,127 ($8,296) and R$43,736 ($8,416) at September 30, 2021 and December 31, 2020, respectively. An unfavorable outcome on these contingencies could result in significant cost to the Company and adversely affect its results of operations.

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

Product Warranty and Recall

Amounts accrued for product warranty and recall claims are established based on the Company’s best estimate of the amounts necessary to settle existing and future claims on products sold as of the balance sheet dates. These accruals are based on several factors including past experience, production changes, industry developments and various other considerations. Our estimate is based on historical trends of units sold and claim payment amounts, combined with our current understanding of the status of existing claims and discussions with our customers. The key factors in our estimate are the stated or implied warranty period, the customer source, customer policy decisions regarding warranties and customers seeking to hold the Company responsible for their product warranties. The Company can provide no assurances that it will not experience material claims or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued. The current portion of product warranty and recall is included as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheets. Product warranty and recall included $3,255 and $3,647 of a long-term liability at September 30, 2021 and December 31, 2020, respectively, which is included as a component of other long-term liabilities in the condensed consolidated balance sheets.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

The following provides a reconciliation of changes in product warranty and recall liability:
Nine months ended September 30	2021	2020
Product warranty and recall at beginning of period	$12,691	$10,796
Accruals for warranties established during period	5,125	4,817
Aggregate changes in pre-existing liabilities due to claim developments	49	1,137
Settlements made during the period	(7,990)	(4,630)
Foreign currency translation	(317)	42
Product warranty and recall at end of period	$9,558	$12,162

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

As a result of the PM sensor restructuring actions, the Company recognized expense of $675 and $342 for the three months ended September 30, 2021 and 2020, respectively, for non-cash fixed asset charges, including accelerated depreciation of PM sensor related fixed assets, employee severance and termination costs and other related costs. For the three months ended September 30, 2021 restructuring related costs of $605, $(31) and $101 were recognized in COGS, SG&A and D&D, respectively. For the three months ended September 30, 2020 restructuring related costs of $340 and $2 were recognized in COGS and SG&A, respectively. The Company recognized expense of $2,329 and $2,894 for the nine months ended September 30, 2021 and 2020, respectively, for non-cash fixed asset charges, including impairment and accelerated depreciation of PM sensor related fixed assets, employee severance and termination costs and other related costs. For the nine months ended September 30, 2021 restructuring related costs of $1,505, $642 and $182 were recognized in COGS, SG&A and D&D, respectively. For the nine months ended September 30, 2020 restructuring related costs of $503 and $2,391 were recognized in COGS and SG&A, respectively. The only remaining costs relate to potential commercial settlements and legal fees which we continue to negotiate. The estimated range of additional cost related to these settlements and fees is approximately $1,400 to $4,200.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

The expenses for the exit of the PM sensor line that relate to the Control Devices reportable segment include the following:

	Accrual as of	2021 Charge	Utilization		Accrual as of
	January 1, 2021	to Expense	Cash	Non-Cash	September 30, 2021
Fixed asset impairment and accelerated depreciation	$-	$188	$-	$(188)	$-
Employee termination benefits	-	139	(139)	-	-
Other related costs	-	2,002	(2,002)	-	-
Total	$-	$2,329	$(2,141)	$(188)	$-

	Accrual as of	2020 Charge	Utilization		Accrual as of
	January 1, 2020	to Expense	Cash	Non-Cash	September 30, 2020
Fixed asset impairment and accelerated depreciation	$-	$2,824	$-	$(2,824)	$-
Other related costs	-	70	(70)	-	-
Total	$-	$2,894	$(70)	$(2,824)	$-

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

As a result of the Canton Restructuring actions, the Company recognized expense of $0 and $197 respectively, for the three months ended September 30, 2021 and 2020 for employee severance and termination costs and other restructuring related costs. For the three months ended September 30, 2020 employee severance and termination costs and other related restructuring costs of $88 and $109 were recognized in COGS and D&D, respectively, in the condensed consolidated statement of operations. The Company recognized expense of $13 and $2,881 respectively, for the nine months ended September 30, 2021 and 2020 for employee severance and termination costs and other restructuring related costs. For the nine months ended September 30, 2021 other restructuring related costs of $13 were recognized in D&D in the condensed consolidated statement of operations.  For the nine months ended September 30, 2020 employee severance and termination costs and other related restructuring costs of $1,659, $549 and $673 were recognized in COGS, SG&A and D&D, respectively, in the condensed consolidated statement of operations. We do not expect to incur additional costs related to the Canton Restructuring. Refer to Note 8 and Note 16 to the condensed consolidated financial statements for additional details regarding the third-party lease and sale, respectively, of the Canton facility.

The expenses for the Canton Restructuring that relate to the Control Devices reportable segment include the following:

	Accrual as of	2021 Charge	Utilization		Accrual as of
	January 1, 2021	to Expense	Cash	Non-Cash	September 30, 2021
Employee termination benefits	$165	$-	$(25)	$-	$140
Other related costs	-	13	(13)	-	-
Total	$165	$13	$(38)	$-	$140

	Accrual as of	2020 Charge	Utilization		Accrual as of
	January 1, 2020	to Expense	Cash	Non-Cash	September 30, 2020
Employee termination benefits	$2,636	$1,119	$(3,546)	$-	$209
Other related costs	-	1,762	(1,762)	-	-
Total	$2,636	$2,881	$(5,308)	$-	$209

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

In the fourth quarter of 2018, the Company undertook restructuring actions for the Electronics segment affecting the European Aftermarket business and China operations. In the second quarter of 2020, the Company finalized plans to move its European Aftermarket sales activities in Dundee, Scotland which resulted in incurring contract termination costs as well as employee severance and termination costs. In addition, the Company announced an additional restructuring program to transfer the European production of its controls product line to China. As a result of these actions, the Company recognized expense of $36 and $567, respectively, for the three months ended September 30, 2021 and 2020 for employee severance and termination costs and other related costs and non-cash fixed asset charges for accelerated depreciation of fixed assets and other related costs. Electronics segment restructuring costs (benefit) recognized in COGS and SG&A in the condensed consolidated statement of operations for the three months ended September 30, 2021 were $34 and $2, respectively. Electronics segment restructuring costs recognized in COGS, SG&A and D&D in the condensed consolidated statement of operations were $132, $383, and $52 for the three months ended September 30, 2020, respectively. The Company recognized expense of $256 and $2,195, respectively, for the nine months ended September 30, 2021 and 2020 for employee severance and termination costs, contract termination costs, other related costs and non-cash fixed asset charges for accelerated depreciation of fixed assets and other related costs. Electronics segment restructuring costs recognized in COGS, SG&A, and D&D in the condensed consolidated statement of operations for the three months ended September 30, 2021 were $37, $176 and $43, respectively. Electronics segment restructuring costs recognized in COGS, SG&A and D&D in the condensed consolidated statement of operations were $132, $1,634 and $429 for the nine months ended September 30, 2020, respectively. The Company expects to incur an immaterial amount of restructuring costs related to these actions through the fourth quarter of 2021.

The expenses for the restructuring activities that relate to the Electronics reportable segment include the following:

	Accrual as of	2021 Charge to	Utilization		Accrual as of
	January 1, 2021	Expense	Cash	Non-Cash	September 30, 2021
Employee termination benefits	$227	$50	$(212)	$-	$65
Other related costs	-	206	(206)	-	-
Total	$227	$256	$(418)	$-	$65

	Accrual as of	2020 Charge to	Utilization		Accrual as of
	January 1, 2020	Expense	Cash	Non-Cash	September 30, 2020
Employee termination benefits	$52	$961	$(743)	$-	$270
Contract termination costs	-	452	(452)	-	-
Other related costs	-	782	(782)	-	-
Total	$52	$2,195	$(1,977)	$-	$270

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

Business realignment charges by reportable segment were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Control Devices (A)	$-	$283	$192	$1,702
Electronics (B)	(16)	105	(3)	1,410
Stoneridge Brazil (C)	-	12	59	165
Unallocated Corporate (D)	1,096	1	1,138	311
Total business realignment charges	$1,080	$401	$1,386	$3,588

(A)	Severance costs for the three months ended September 30, 2020 related to COGS, D&D, SG&A were $70, $35 and $178, respectively. Severance costs for the nine months ended September 30, 2021 related to SG&A were $192. Severance costs for the nine months ended September 30, 2020 related to COGS, D&D and SG&A were $673, $284 and $745, respectively.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

(B)	Severance (benefit) costs for the three months ended September 30, 2021 related to COGS, SG&A and D&D were $1, $9 and $(26), respectively. Severance costs for the nine months ended September 30, 2021 related to COGS, SG&A and D&D were $1, $(13) and $9, respectively. Severance costs for the three months ended September 30, 2020 related to COGS and SG&A were $33 and $72, respectively. Severance costs for the nine months ended September 30, 2020 related to COGS, D&D and SG&A were $356, $228 and $826, respectively.
(C)	Severance costs for the nine months ended September 30, 2021 related to COGS and SG&A were $7 and $52, respectively. Severance costs for the three months ended September 30, 2020 related to SG&A were $12. Severance costs for the nine months ended September 30, 2020 related to COGS and SG&A were $86 and $79 respectively.
(D)	Severance costs for the three months ended September 30, 2021 and 2020 related to SG&A were $1,096 and $1, respectively. Severance costs for the nine months ended September 30, 2021 and 2020 related to SG&A were $1,138 and $311, respectively.

Business realignment charges classified by statement of operations line item were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Cost of goods sold	$1	$103	$8	$1,115
Selling, general and administrative	1,105	263	1,369	1,961
Design and development	(26)	35	9	512
Total business realignment charges	$1,080	$401	$1,386	$3,588

(13) Income Taxes

For interim tax reporting we estimate our annual effective tax rate and apply it to our year to date ordinary income. Tax jurisdictions with a projected or year to date loss for which a benefit cannot be realized are excluded.

For the three months ended September 30, 2021, income tax expense of $526 was attributable to an update to the estimated tax impact on the gain on the sale of the Canton facility, the mix of earnings among tax jurisdictions as well as tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions. The effective tax rate of (5.4)% is less than the statutory rate primarily due to the impact of tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions as well as an update to the gain on the sale of the Canton facility.

For the nine months ended September 30, 2021, income tax expense of $6,739 was attributable to the gain on the sale of the Canton facility, mix of earnings among tax jurisdictions as well as tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions. The effective tax rate of 41.3% is greater than the statutory rate primarily due to the impact of tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions as well as U.S. taxes on foreign earnings, partially offset by tax incentives.

For the three months ended September 30, 2020, income tax expense of $1,814 was primarily related to the mix of earnings among tax jurisdictions as well as tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions. The effective tax rate of 21.3% is greater than the statutory rate primarily due to the impact of certain incentives offset by non-deductible expenses and tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions.

For the nine months ended September 30, 2020, income tax benefit of $(3,694) was primarily related to the mix of earnings among tax jurisdictions as well as tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions. The effective tax rate of 24.3% is greater than the statutory rate primarily due to the impact of certain incentives offset by non-deductible expenses and tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions.

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

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

A summary of financial information by reportable segment is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Net Sales:
Control Devices	$87,618	$99,942	$273,581	$243,797
Inter-segment sales	414	971	2,768	3,877
Control Devices net sales	88,032	100,913	276,349	247,674
Electronics	77,585	62,995	250,440	180,071
Inter-segment sales	6,319	7,362	19,527	17,672
Electronics net sales	83,904	70,357	269,967	197,743
Stoneridge Brazil	16,477	12,827	42,788	34,407
Inter-segment sales	-	-	-	-
Stoneridge Brazil net sales	16,477	12,827	42,788	34,407
Eliminations	(6,733)	(8,333)	(22,295)	(21,549)
Total net sales	$181,680	$175,764	$566,809	$458,275
Operating (Loss) Income:
Control Devices	$2,899	$12,450	$50,129	$10,116
Electronics	(5,113)	647	(7,793)	(7,523)
Stoneridge Brazil	909	3,439	112	3,419
Unallocated Corporate (A)	(7,623)	(6,709)	(22,633)	(19,349)
Total operating (loss) income	$(8,928)	$9,827	$19,815	$(13,337)
Depreciation and Amortization:
Control Devices	$3,840	$4,028	$11,777	$11,197
Electronics	3,102	2,549	8,970	7,423
Stoneridge Brazil	737	973	2,783	3,696
Unallocated Corporate	532	500	1,587	1,522
Total depreciation and amortization (B)	$8,211	$8,050	$25,117	$23,838
Interest Expense (Income), net:
Control Devices	$122	$99	$362	$269
Electronics	228	103	523	503
Stoneridge Brazil	(101)	14	(198)	17
Unallocated Corporate	1,198	1,666	4,386	3,533
Total interest expense, net	$1,447	$1,882	$5,073	$4,322
Capital Expenditures:
Control Devices	$2,305	$2,833	$7,046	$8,496
Electronics	3,353	1,618	7,264	9,678
Stoneridge Brazil	744	805	2,163	2,219
Unallocated Corporate(C)	249	524	947	1,201
Total capital expenditures	$6,651	$5,780	$17,420	$21,594

	September 30,	December 31,
	2021	2020
Total Assets:
Control Devices	$189,426	$194,433
Electronics	313,569	303,914
Stoneridge Brazil	62,262	61,350
Corporate (C)	395,178	390,851
Eliminations	(333,757)	(329,140)
Total assets	$626,678	$621,408

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

The following tables present net sales and long-term assets for each of the geographic areas in which the Company operates:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Net Sales:
North America	$95,395	$97,576	$288,629	$240,549
South America	16,477	12,827	42,788	34,407
Europe and Other	69,808	65,361	235,392	183,319
Total net sales	$181,680	$175,764	$566,809	$458,275

	September 30,	December 31,
	2021	2020
Long-term Assets:
North America	$100,821	$110,330
South America	31,411	33,785
Europe and Other	137,321	142,629
Total long-term assets	$269,553	$286,744
(A)	Unallocated Corporate expenses include, among other items, accounting/finance, human resources, information technology and legal costs as well as share-based compensation.
(B)	These amounts represent depreciation and amortization on property, plant and equipment and certain intangible assets.
(C)	Assets located at Corporate consist primarily of cash, intercompany loan receivables, fixed assets for the corporate headquarter building, leased assets, information technology assets, equity investments and investments in subsidiaries.

(15) Investments

Minda Stoneridge Instruments Ltd.

The Company has a 49% equity interest in Minda Stoneridge Instruments Ltd. (“MSIL”), a company based in India that manufactures electronics, instrumentation equipment and sensors primarily for the motorcycle, commercial vehicle and automotive markets. The investment is accounted for under the equity method of accounting. The Company’s investment in MSIL, recorded as a component of investments and other long-term assets, net on the condensed consolidated balance sheets, was $14,859 and $13,547 at September 30, 2021 and December 31, 2020, respectively. Equity in earnings of MSIL included in the condensed consolidated statements of operations was $408 and $330, for the three months ended September 30, 2021 and 2020, respectively. Equity in earnings of MSIL included in the condensed consolidated statements of operations was $1,320 and $556, for the nine months ended September 30, 2021 and 2020, respectively.

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

Other Investments

In December 2018, the Company entered into an agreement to make a $10,000 investment in a fund (“Autotech Fund II”) managed by Autotech Ventures (“Autotech”), a venture capital firm focused on ground transportation technology which is accounted for under the equity method of accounting. The Company’s $10,000 investment in the Autotech Fund II will be contributed over the expected ten-year life of the fund. The Company contributed $2,600 to and received $251 in distributions from the Autotech Fund II during the nine months ended September 30, 2021. The Company contributed $750 to the Autotech Fund II during the nine months ended September 30, 2020. The Company has a 6.6% interest in Autotech Fund II. The Company recognized earnings of $176 and $307 during the three months ended September 30, 2021 and 2020, respectively. The Company recognized earnings of $374 and $168 during the nine months ended September 30, 2021 and 2020, respectively. The Autotech Fund II investment recorded in investments and other long-term assets in the condensed consolidated balance sheets was $6,159 and $3,436 as of September 30, 2021 and December 31, 2020, respectively.

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

Pursuant to the contract manufacturing agreement, the Company produced and sold PM sensor Gen 1 finished goods inventory to SMP for net sales of $3,228 in the three months ended September 30, 2021. In addition, the Company received $228 for services provided pursuant to the transition services agreement which were recognized as a reduction in SG&A for the three months ended September 30, 2021. Pursuant to the contract manufacturing agreement, the Company produced and sold PM sensor Gen 1 finished goods inventory to SMP for net sales of $6,298 in the nine months ended September 30, 2021. In addition, the Company received $564 for services provided pursuant to the transition services agreement which were recognized as a reduction in SG&A for the nine months ended September 30, 2021.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

PM sensor Gen 1 net sales to SMP pursuant to the contract manufacturing agreement were $3,228 and operating income was $302 for the three months ended September 30, 2021. PM sensor Gen 1 net sales and operating income were $2,587 and $542, respectively, for the three months ended September 30, 2020. PM sensor Gen 1 net sales, including sales of $6,298 to SMP pursuant to the contract manufacturing agreement and the one time sale of Gen 1 finished goods inventory of $971, and operating income were $9,536 and $1,168, respectively, for the nine months ended September 30, 2021. PM sensor Gen 1 net sales and operating income were $6,350 and $612, respectively, for the nine months ended September 30, 2020.

The Company completed the PM sensor Gen 2 supply commitments and ended production on September 23, 2021. As of September 30, 2021, the Company has recognized the net book value of the Gen 2 fixed assets of $287 as assets held for sale within prepaid expenses and other current assets in the condensed consolidated balance sheets.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a leading global designer and manufacturer of highly engineered electrical and electronic systems, components and modules, primarily for the automotive, commercial off-highway, motorcycle and agricultural vehicle markets.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes related thereto and other financial information included elsewhere herein.

COVID-19 Impact and Supply Chain Uncertainties

The coronavirus pandemic (“COVID-19”) had a negative impact on the global economy in 2020 and lingering impacts remain in 2021, disrupting financial markets and increasing volatility, and have impeded global supply chains and restricted manufacturing operations. It has disrupted, and likely will continue to disrupt, the global vehicle industry and customer sales, production volumes and purchases of automotive, commercial, off-highway, motorcycle and agricultural vehicles by end-consumers. COVID-19 began to impact our operations in the first quarter of 2020, with the most significant impact in the second quarter of 2020. The adverse conditions caused by COVID-19 reduced demand for our products and increased operating costs, which resulted in lower overall margins in the first half of 2020. Although our end-markets have mostly recovered from the shutdowns and reduced demand related to COVID-19, the ongoing impact of the supply chain uncertainties continue to adversely impact our ability to meet demand for our products and our financial condition and results of operations in the near term.

The adverse impacts of the COVID-19 pandemic led to a significant vehicle production slowdown in the first half of 2020, which was followed by increased consumer demand and vehicle production schedules. This surge in demand led to a worldwide semiconductor supply shortage at the end of 2020, and other supply chain related constraints which have continued through the third quarter of 2021. We have experienced longer lead-times, higher costs, delays in procuring other component parts and raw materials and more recently, significant production volume reductions as a result of these shortages. In the third quarter of 2021, these supply chain disruptions became incrementally more challenging and as a result we are experiencing higher related costs. We are working closely with our suppliers and customers to minimize any potential adverse impacts, and we continue to closely monitor the availability of semiconductor microchips and other component parts and raw materials, customer vehicle production schedules and any other supply chain inefficiencies that may arise, due to this or any other issue. The magnitude of the adverse impact on our financial condition, results of operations and cash flows will depend on the evolution of the semiconductor supply shortage, vehicle production schedules and supply chain impacts.

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

Third Quarter Overview

The Company had a net loss of $10.4 million, or $(0.38) per diluted share, for the three months ended September 30, 2021.

Net income for the quarter ended September 30, 2021 decreased by $17.1 million, or $(0.63) per diluted share, from net income of $6.7 million, or $0.25 per diluted share, for the three months ended September 30, 2020. Net income decreased primarily due to lower gross margin primarily driven by the adverse impacts of supply chain disruptions and higher selling general and administrative (“SG&A”) and design and development (“D&D”) costs. Net sales increased by $5.9 million, or 3.4%, from higher volumes in our Electronics and Stoneridge Brazil segments due to continued recovery in 2021 from adverse 2020 COVID-19 impacts, offset by lower volumes in our Control Devices segment. During the third quarter, the overall transportation industry continued to be challenged by the global pandemic and its aftermath. Recent production shutdowns and altered production forecasts at our automotive and commercial vehicle OEM customers, often on short notice, had a negative impact on our financial results for the third quarter. In addition, we continued to experience the unfavorable impacts of component shortages due to global supply chain disruptions, causing incremental material and logistics costs and labor volatility which adversely affected gross margin and operating income. As a result, our operating loss increased by $18.8 million primarily due to costs associated with supply chain disruptions, higher D&D costs for new product launches and higher SG&A including a net $3.1 million unfavorable adjustment to the fair value of SRB earn-out consideration due to forecasted improvement in SRB financial performance recognized in 2020 and higher business realignment costs of $0.8 million. Interest expense, net was lower in the third quarter of 2021 due to a decrease in average outstanding borrowings and lower interest rates on our Credit Facility borrowings.

Our Control Devices segment net sales decreased by 12.3% compared to the third quarter of 2020 primarily as a result of decreased volumes from adverse impacts of supply chain disruptions in our North American automotive and North American and China commercial vehicle markets. In addition, our European automotive volumes decreased due to our exit of the PM sensor business. Segment gross margin decreased due to lower sales volumes, increased costs associated with supply chain disruptions and unfavorable fixed cost leverage. Segment operating income decreased due to decreased sales volumes and lower gross margin.

Our Electronics segment net sales increased by 23.2% compared to the third quarter of 2020 primarily due to increased sales volumes in our European, North American and China commercial vehicle markets as well as our European and North American off-highway vehicle markets from the recovery of adverse 2020 COVID-19 impacts. Segment gross margin decreased primarily due to increased costs associated with supply chain disruptions. Operating loss for the segment increased compared to the third quarter of 2020 due to lower segment gross margin and higher D&D expenses for awarded business programs and development of advanced technologies and systems.

Our Stoneridge Brazil segment net sales increased by 28.5% compared to the third quarter of 2020 primarily due to higher volumes for our OEM and OES product lines. Segment gross margin increased due to higher sales volumes. Operating income decreased compared to 2020 due to an unfavorable change in fair value of earn-out consideration adjustments.

In the third quarter of 2021, SG&A expenses increased by $4.1 million compared to the third quarter of 2020 due to a $3.1 million increase in net adjustments to the fair value of the SRB earn-out consideration due to forecasted improvement in SRB financial performance recognized in 2020, higher business realignment costs of $0.8 million, higher professional services and selling costs offset by lower incentive compensation expense.

In the third quarter of 2021, D&D costs increased by $4.7 million due to increased spend in our Electronics segment comprised of higher consultants and prototype costs as well as lower customer reimbursements for ongoing development activities for awarded business programs and development of advanced technologies and systems.

At September 30, 2021 and December 31, 2020, we had cash and cash equivalents balances of $50.0 million and $73.9 million, respectively and we had $130.0 million and $136.0 million, respectively, in borrowings outstanding on the Credit Facility. The 2021 decrease in cash and cash equivalents was to support higher working capital levels, capital expenditures and the repayment of Credit Facility borrowings offset by proceeds from the sale of the Canton Facility.

Outlook

The Company believes that focusing on products that address industry megatrends will have a positive impact on both our top-line growth and underlying margins. Beginning in the first quarter of 2020 and continuing through the third quarter of 2021, COVID-19 caused worldwide adverse economic conditions and uncertainty in our served markets. In the first quarter of 2021, we began experiencing supply chain related disruptions because of a worldwide semiconductor shortage, which has resulted in longer lead-times, higher costs and delays in procuring other component parts and raw materials.

The North American automotive market is expected to remain flat with 13.0 million units in 2020 and 2021 as the market recovers from adverse economic conditions caused by COVID-19 and supply chain disruptions. The Company expects sales volumes in our Control Devices segment to increase from 2020 based on current 2021 production forecasts and market conditions and the ramp-up of certain program launches, however, global supply chain shortages, such as the global semiconductor supply shortage, have had an adverse impact on our sales volumes in 2021, and could potentially have an impact for the remainder of the year.

For 2021, we expect an increase in our Electronics’ segment sales compared to 2020 primarily due to the increase in production volume forecasts in our European and North American commercial markets, strong demand in our off-highway markets and new program launches in 2021. For the fourth quarter of 2021 and 2022, we expect increased sales from the launch of our first two MirrorEye camera-based vision systems for OEM applications as well as the continued roll out of MirrorEye in the retrofit markets. We expect an incremental increase in D&D spend to support the launch of these programs in the remainder of 2021 and 2022.

In 2021, our D&D spend increased to support near term launches of awarded business primarily in our Electronics segment. We expect that our incremental D&D spending will continue to moderately increase from current levels as we rotate and align our global engineering capabilities in order to develop advanced technologies and systems within our portfolio of products.

Our year-to-date 2021 Stoneridge Brazil segment revenues increased compared to the prior year due to the recovery of the adverse economic conditions caused by COVID-19 in 2020 offset by unfavorable foreign currency translation. In October 2021, the International Monetary Fund (“IMF”) forecasted the Brazil gross domestic product to grow 5.2% in 2021 and 1.5% in 2022. We expect our served market channels to remain stable based on current market conditions. Our financial performance in our Stoneridge Brazil segment is also subject to uncertainty from movements in the Brazilian Real and Argentina Peso foreign currencies.

Global transportation vehicle production has been impacted by supply chain disruptions in 2021, primarily in our automotive and commercial vehicle end-markets. Based on the current market conditions, we expect continued impact on production for the remainder of the year. We expect incremental costs related to supply chain disruptions and production schedule volatility to continue to adversely impact our gross margin in the 2021.

In 2021, our effective tax rate increased due to atypical jurisdictional earnings mix as a result of increased supply chain costs and incremental engineering expenses to support future program launches. We expect our effective tax rate to remain higher than normal in the remainder of 2021 and return to previous rates in 2022.

Other Matters

A significant portion of our sales are outside of the United States. These sales are generated by our non-U.S. based operations, and therefore, movements in foreign currency exchange rates can have a significant effect on our results of operations, which are presented in U.S. dollars. A significant portion of our raw materials purchased by our Electronics and Stoneridge Brazil segments are denominated in U.S. dollars, and therefore movements in foreign currency exchange rates can also have a significant effect on our results of operations. The U.S. Dollar strengthened against the euro, Swedish krona, Brazilian real, Argentine peso and Mexican peso in 2021 and the Brazilian real, Argentine peso and Mexican peso in 2020, unfavorably impacting our material costs and reported results.

On March 8, 2021, the Company entered into an Asset Purchase Agreement (the “APA”) by and among the Company, the Company’s wholly owned subsidiary, Stoneridge Electronics AS, as the Sellers, and Standard Motor Products, Inc. (“SMP”) and SMP Poland SP Z O.O., as the Buyers. Pursuant to the APA the Company agreed to sell to the Buyers the Company’s assets located in Lexington, Ohio and Tallinn, Estonia related to the manufacturing of particulate matter sensor products and related service part operations (together, the “PM sensor business”). In the past, the Company has sometimes referred to the PM sensor assets as the Company’s soot sensing business. The Buyers did not acquire any of the Company’s locations or employees. The purchase price for the sale of the PM sensor business was $4.0 million (subject to a post-closing inventory adjustment which was a payment to SMP of $1.1 million) plus the assumption of certain liabilities. The purchase price was allocated among PM sensor product lines, Gen 1 and Gen 2 as defined under the APA. The purchase price allocated to Gen 1 fixed assets and inventory and Gen 2 fixed assets was $3.2 million and $0.8 million, respectively. The sale of the Gen 2 assets will occur by December 31, 2021 as the Company’s supply commitments to certain customers were completed in September 2021. As of September 30, 2021, the Gen 2 assets are considered assets held for sale and are included in prepaid and other current assets in the condensed consolidated balance sheet. The Company and SMP also entered into certain ancillary agreements, including a contract manufacturing agreement, a transitional services agreement, and a supply agreement, pursuant to which the Company will provide and be compensated for certain manufacturing, transitional, administrative and support services to SMP on a short-term basis.

On May 19, 2020, the Company committed to the strategic exit of its Control Devices particulate matter sensor product line (“PM Sensor Exit”). The decision to exit the PM sensor product line was made after the consideration of the decline in the market outlook for diesel passenger vehicles, the current and expected profitability of the product line and the Company’s strategic focus on aligning resources with the greatest opportunities. The estimated costs for the PM Sensor Exit include employee severance and termination costs, contract termination costs, professional fees and other related costs such as potential commercial and supplier settlements. Non-cash charges include impairment of fixed assets and accelerated depreciation associated with PM sensor production. We recognized $0.7 million and $0.3 million of expense as a result of this initiative during the three months ended September 30, 2021 and September 30, 2020, respectively. The only remaining costs relate to potential commercial settlements and legal fees which we continue to negotiate. The estimated range of additional cost related to these settlements and fees is approximately $1.4 million to $4.2 million.

In January 2019, we committed to a restructuring plan that resulted in the closure of our Canton, Massachusetts facility (“Canton Facility”) as of March 31, 2020 and the consolidation of manufacturing operations at that site into other Company locations (“Canton Restructuring”). The cost for the Canton Restructuring included employee severance and termination costs, contract termination costs, professional fees and other related costs such as moving and set-up costs for equipment and costs to restore the engineering function previously located at the Canton Facility.  We did not recognize any expense as a result of these actions during the three months ended September 30, 2021 and $0.2 million of expense as a result of these actions during the three months ended September 30, 2020. We do not expect to incur additional costs related to the Canton Restructuring. During the third quarter of 2020, we leased the Canton Facility to a third party. On June 17, 2021, we sold the Canton Facility for net proceeds of $35.2 million and a net gain of $30.7 million.

In the fourth quarter of 2018, the Company undertook restructuring actions for the Electronics segment affecting the European Aftermarket business and China operations. In the second quarter of 2020, the Company finalized plans to move its European Aftermarket sales activities in Dundee, Scotland to a new location which resulted in incurring contract termination costs as well as employee severance and termination costs. In addition, the Company announced an additional restructuring program to transfer the European production of its Controls product line to China. For the three months ended September 30, 2021 and 2020, we recognized expense of less than $0.1 million and $0.6 million, respectively, as a result of these actions for related costs. The Company expects to incur an immaterial amount of restructuring costs through the fourth quarter of 2021.

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

On February 24, 2020, the Board of Directors authorized a new repurchase program of $50.0 million for the repurchase of outstanding Common Shares over an 18 month period. The Common Share repurchase program authorization did not obligate the Company to acquire any particular amount of its Common Shares, and could have been suspended or discontinued at any time. For the quarter ended March 31, 2020, under the 2020 repurchase program, the Company repurchased 242,634 Common Shares for $5.0 million, which became Treasury Shares, in accordance with this repurchase program authorization. In April 2020, the Company announced that it was temporarily suspending the previously announced share repurchase program in response to uncertainty surrounding the duration and magnitude of the impact of COVID-19. The 2020 repurchase program authorization expired during the third quarter of 2021 and no additional shares will be repurchased under this program.

We regularly evaluate the performance of our businesses and their cost structures, including personnel, and make necessary changes thereto in order to optimize our results. We also evaluate the required skill sets of our personnel and periodically make strategic changes. As a consequence of these actions, we incur severance related costs which we refer to as business realignment charges. Business realignment costs of $1.1 million and $0.4 million were incurred in the three months ended September 30, 2021 and 2020, respectively. Business realignment costs of $1.4 million and $3.6 million were incurred in the and nine months ended September 30, 2021 and 2020, respectively.

Because of the competitive nature of the markets we serve, we face pricing pressures from our customers in the ordinary course of business. In response to these pricing pressures, in certain cases we have taken actions to increase price where we do not have long-term contractual pricing with customers. In the majority of cases, we remain in negotiations with our primary OE customers related to recovery of historical costs, offsetting current costs and putting a process in place to mitigate future costs. We are continuing negotiations around continued pricing actions both in the short-term and over the course of existing and future programs. We expect continued benefit as a result of these negotiations, however we also expect that these benefits may be recognized both in the short and long-term in the forms of incremental price and the elimination or reduction of future contractual price-downs. However, if we are unable to effectively mitigate future pricing pressures, our results of operations would be adversely affected.

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

					Dollar
					increase /
Three months ended September 30,	2021		2020		(decrease)
Net sales	$181,680	100.0%	$175,764	100.0%	$5,916
Costs and expenses:
Cost of goods sold	145,680	80.2	129,769	73.8	15,911
Selling, general and administrative	28,481	15.7	24,414	13.9	4,067
Design and development	16,447	9.1	11,754	6.7	4,693
Operating (loss) income	(8,928)	(5.0)	9,827	5.6	(18,755)
Interest expense, net	1,447	0.8	1,882	1.1	(435)
Equity in earnings of investee	(584)	(0.2)	(330)	(0.2)	(254)
Other expense (income), net	41	-	(253)	(0.1)	294
(Loss) income before income taxes	(9,832)	(5.6)	8,528	4.7	(18,360)
Provision for income taxes	526	0.3	1,814	1.0	(1,288)
Net (loss) income	$(10,358)	(5.9)%	$6,714	3.7%	$(17,072)

Net Sales. Net sales for our reportable segments, excluding inter-segment sales, are summarized in the following table (in thousands):

					Dollar	Percent
					increase	increase
Three months ended September 30,	2021		2020		(decrease)	(decrease)
Control Devices	$87,618	48.2%	$99,942	56.9%	$(12,324)	(12.3)%
Electronics	77,585	42.7	62,995	35.8	14,590	23.2%
Stoneridge Brazil	16,477	9.1	12,827	7.3	3,650	28.5%
Total net sales	$181,680	100.0%	$175,764	100.0%	$5,916	3.4%

Our Control Devices segment net sales decreased $12.3 million due to a decrease in our North American automotive market from adverse impacts of supply chain disruptions and our European automotive markets due to the exit of the PM sensor business of $7.7 million and $6.5 million, respectively. This decrease was offset by increased volumes in our China automotive and agricultural markets of $1.0 million and $0.8 million, respectively.

Our Electronics segment net sales increased due higher sales volumes in our North American and European commercial vehicle markets of $5.2 million and $2.3 million, respectively. In addition, segment net sales increased due to higher sales volumes in our European and North American off-highway vehicle products of $3.7 million and $1.7 million, respectively. Net sales increased $0.8 million due to favorable euro and Swedish krona foreign currency translation compared to the prior year quarter.

Our Stoneridge Brazil segment net sales increased primarily due to higher sales volumes for our OEM and OES product lines.

Net sales by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
					increase	increase
Three months ended September 30,	2021		2020		(decrease)	(decrease)
North America	$95,395	52.5%	$97,576	55.5%	$(2,181)	(2.2)%
South America	16,477	9.1	12,827	7.3	3,650	28.5%
Europe and Other	69,808	38.4	65,361	37.2	4,447	6.8%
Total net sales	$181,680	100.0%	$175,764	100.0%	$5,916	3.4%

The decrease in North American net sales was attributable to sales volume decreases in our North American automotive market of $7.9 million from adverse impacts of supply chain disruptions, offset by an increase in sales volume in our North American commercial vehicle and Electronics segment off-highway markets of $3.9 million and $1.7 million, respectively. The increase in net sales in South America was primarily due to higher sales volumes for our OEM and OES product lines. The increase in net sales in Europe and Other was primarily due to increases in our European off-highway and European commercial vehicle markets of $3.7 million and $2.9 million, respectively, and an increase in our China automotive market of $1.0 million. In addition, Europe and Other net sales increased $1.6 million due to favorable foreign currency translation. The increases in Europe and Other sales were offset by a decrease in European automotive sales of $6.5 million due to the exit of PM sensor business.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased compared to the third quarter of 2020 and our gross margin decreased from 26.2% in the third quarter of 2020 to 19.8% in the third quarter of 2021. Our material cost as a percentage of net sales increased from 52.6% in the third quarter of 2020 to 56.8% in the third quarter of 2021 from costs associated with supply chain disruptions and material price increases. Overhead as a percentage of net sales increased to 18.1% for the third quarter of 2021 compared to 16.2% for the third quarter of 2020 due to higher material costs and other costs associated with supply chain disruptions.

Our Control Devices segment gross margin decreased primarily due to the decrease in sales volume, higher costs associated with supply chain disruptions and adverse leverage of fixed costs.

Our Electronics segment gross margin decreased primarily due to increased costs associated with supply chain disruptions and material prices offset by favorable leverage of fixed costs.

Our Stoneridge Brazil segment gross margin as a percentage of sales decreased due to adverse sales mix and increased costs associated with supply chain disruptions.

Selling, General and Administrative. SG&A expenses increased by $4.1 million compared to the third quarter of 2020 due to a $3.1 million increase in net adjustments to the fair value of the SRB earn-out consideration due to forecasted improvement in SRB financial performance recognized in 2020, higher business realignment costs of $0.8 million, higher professional services and selling costs offset by lower incentive compensation expense of $2.6 million.

Design and Development. D&D costs increased by $4.7 million due to increased spend in our Electronics segment comprised of higher consulting and prototype costs as well as lower customer reimbursements for ongoing development activities for awarded business programs and development of advanced technologies and systems.

Operating (loss) income by segment is summarized in the following table (in thousands):

Operating Income (Loss). Operating income (loss) is summarized in the following table by reportable segment (in thousands):

			Dollar	Percent
Three months ended September 30,	2021	2020	decrease	decrease
Control Devices	$2,899	$12,450	$(9,551)	(76.7)%
Electronics	(5,113)	647	(5,760)	(890.3)%
Stoneridge Brazil	909	3,439	(2,530)	(73.6)%
Unallocated corporate	(7,623)	(6,709)	(914)	(13.6)%
Operating (loss) income	$(8,928)	$9,827	$(18,755)	(190.9)%

Our Control Devices segment operating income decreased due to the impact of lower gross margin from higher costs associated with supply chain disruptions, higher material prices and adverse leverage of fixed costs offset by favorable leverage of fixed costs.

Our Electronics segment operating loss increased primarily due to lower segment gross margin from higher material prices, costs associated with supply chain disruptions and higher D&D spending offset by favorable leverage of fixed costs.

Our Stoneridge Brazil segment operating income decreased primarily due to a $3.1 million increase in net adjustments to the fair value of the SRB earn-out consideration.

Our unallocated corporate operating loss increased primarily from higher business realignment costs of $1.1 million and professional services costs offset by lower incentive compensation expense.

Operating (loss) income by geographic location is summarized in the following table (in thousands):

			Dollar	Percent
Three months ended September 30,	2021	2020	decrease	decrease
North America	$(6,788)	$3,326	$(10,114)	(304.1)%
South America	909	3,439	(2,530)	(73.6)%
Europe and Other	(3,049)	3,062	(6,111)	(199.6)%
Operating (loss) income	$(8,928)	$9,827	$(18,755)	(190.9)%

Our North American operating loss increased due to decreased sales in our automotive market as well as increased costs associated with supply chain disruptions. The decrease in operating income in South America was primarily due the increase in net adjustments to the fair value of the SRB earn-out consideration. Our operating results in Europe and Other decreased primarily due to lower gross margin and higher D&D spending.

Interest Expense, net. Interest expense, net decreased by $0.4 million for the three months ended September 30, 2021 due to a reduction in average outstanding borrowings and lower interest rates on our Credit Facility borrowings.

Equity in Earnings of Investee. Equity earnings for MSIL were $0.4 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively.

Other Expense (Income), net. We record certain foreign currency transaction losses (gains) as a component of other expense (income), net on the condensed consolidated statement of operations. Other expense, net of less than $0.1 million, increased by $0.3 million compared to the third quarter of 2020 due to 2020 foreign currency transaction gains in our Control Devices and Stoneridge Brazil segments.

Provision for Income Taxes. In the three months ended September 30, 2021, income tax expense of $0.5 million was attributable to an update to the estimated tax impact of the gain on the sale of the Canton facility, the mix of earnings among tax jurisdictions as well as tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions. The effective tax rate of (5.4)% is less than the statutory tax rate primarily due to the impact of tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions as well as an update to the gain on the sale of the Canton facility.

In the three months ended September 30, 2020, income tax expense of $1.5 million was attributable to the mix of earnings among tax jurisdictions. The effective tax rate of 17.9% was lower than the statutory tax rate primarily due to the impact of certain tax incentives offset by non-deductible expenses and tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

					Dollar
					increase /
Nine months ended September 30,	2021		2020		(decrease)
Net sales	$566,809	100.0%	$458,275	100.0%	$108,534
Costs and expenses:
Cost of goods sold	441,882	78.0	353,629	77.2	88,253
Selling, general and administrative	89,237	15.7	81,610	17.8	7,627
Gain on sale of canton facility, net	(30,718)	(5.4)	-	-	(30,718)
Design and development	46,593	8.2	36,373	7.9	10,220
Operating income (loss)	19,815	3.5	(13,337)	(2.9)	33,152
Interest expense, net	5,073	0.9	4,322	0.9	751
Equity in earnings of investee	(1,694)	(0.3)	(556)	(0.1)	(1,138)
Other expense (income), net	127	0.1	(1,879)	(0.4)	2,006
Income (loss) before income taxes	16,309	2.8	(15,224)	(3.3)	31,533
Provision (benefit) for income taxes	6,739	1.2	(3,694)	(0.8)	10,433
Net income (loss)	$9,570	1.6%	$(11,530)	(2.5)%	$21,100

Net Sales. Net sales for our reportable segments, excluding inter-segment sales, are summarized in the following table (in thousands):

					Dollar	Percent
Nine months ended September 30,	2021		2020		increase	increase
Control Devices	$273,581	48.3%	$243,797	53.2%	$29,784	12.2%
Electronics	250,440	44.2	180,071	39.3	70,369	39.1%
Stoneridge Brazil	42,788	7.5	34,407	7.5	8,381	24.4%
Total net sales	$566,809	100.0%	$458,275	100.0%	$108,534	23.7%

Our Control Devices segment net sales increased $29.8 million due to recovery from 2020 COVID-19 impacts in our North American automotive, agricultural and commercial vehicle markets of $22.9 million, $2.1 million and $0.8 million, respectively, and an increase in our China automotive and commercial vehicle markets of $4.8 million and $3.9 million, respectively, as well as a favorable foreign currency translation of $2.6 million. These increases were partially offset by a decrease in volumes in our European automotive market of $8.4 million due to the exit of PM sensor production.

Our Electronics segment net sales increased due to recovery from 2020 COVID-19 impacts in our European and North American commercial vehicle and European and North American off-highway vehicle markets of $25.8 million, $19.0 million, $7.6 million and $5.2 million, respectively, as well as favorable euro and Swedish krona foreign currency translation of $11.2 million compared to the prior year period.

Our Stoneridge Brazil segment net sales increased due to higher volumes for all of our product lines and for our Argentina market channel offset by unfavorable foreign currency translation of $2.5 million.

Net sales by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
Nine months ended September 30,	2021		2020		increase	increase
North America	$288,629	50.9%	$240,549	52.4%	$48,080	20.0%
South America	42,788	7.5	34,407	7.6	8,381	24.4%
Europe and Other	235,392	41.6	183,319	40.0	52,073	28.4%
Total net sales	$566,809	100.0%	$458,275	100.0%	$108,534	23.7%

The increase in North American net sales was attributable to sales volume increases in our North American automotive, commercial vehicle and Electronics off-highway markets of $22.1 million, $19.8 million and $5.2 million, respectively. The increase in net sales in South America was due to higher volumes for all of our SRB product lines and for our Argentina market channel offset by unfavorable Brazilian real foreign currency translation of $2.5 million. The increase in net sales in Europe and Other was primarily due to increases in our European commercial vehicle and off-highway markets of $26.2 million and $7.6 million, respectively, and increases in our China automotive and commercial vehicle markets of $4.8 million and $4.6 million, respectively. Europe and Other net sales also increased due to favorable foreign currency translation of $13.8 million. These increases were partially offset by a decrease in volumes in our European automotive market of $8.4 million due to the exit of PM sensor production

Cost of Goods Sold and Gross Margin. Cost of goods sold increased compared to the third quarter of 2020 and our gross margin decreased from 22.8% in the first nine months of 2020 to 22.0% in the first nine months of 2021. Our material cost as a percentage of net sales increased from 52.9% in the first nine months of 2020 to 55.8% in the first nine months of 2021 from costs associated with supply chain disruptions and material price increases. Overhead as a percentage of net sales decreased to 16.6% for the first nine months of 2021 compared to 18.9% for the first nine months of 2020 due to leverage of fixed costs from higher sales levels offset by higher incremental freight costs.

Our Control Devices segment gross margin increased due to lower restructuring costs of $2.3 million and favorable leverage of fixed costs from higher sales levels offset by costs associated with supply chain disruptions.

Our Electronics segment gross margin decreased primarily due to higher costs associated with supply chain disruptions offsetting favorable leverage of fixed costs from higher sales levels.

Our Stoneridge Brazil segment gross margin decreased due to adverse sales mix from higher product sales compared to monitoring fees and higher costs associated with supply chain disruptions offset by favorable leverage of fixed costs.

Selling, General and Administrative. SG&A expenses increased by $7.6 million compared to the first nine months of 2020 due to a $4.5 million increase in net adjustments to the fair value of the SRB earn-out consideration, the impairment of Brazilian indirect tax credits of $0.6 million and higher professional service costs which were offset by the 2021 gain on disposal of the PM sensor business of $0.7 million.

Design and Development. D&D costs increased by $10.2 million primarily due to increased spend in our Electronics segment of $9.0 million comprised of higher consulting and prototype costs as well as lower customer reimbursements offset by higher capitalized software development costs for ongoing development activities for awarded business programs and development of advanced technologies and systems.

Operating Income (Loss). Operating income (loss) is summarized in the following table by reportable segment (in thousands):

			Dollar	Percent
			increase /	increase /
Nine months ended September 30,	2021	2020	(decrease)	(decrease)
Control Devices	$50,129	$10,116	$40,013	395.5%
Electronics	(7,793)	(7,523)	(270)	(3.6)%
Stoneridge Brazil	112	3,419	(3,307)	(96.7)%
Unallocated corporate	(22,633)	(19,349)	(3,284)	(17.0)%
Operating income (loss)	$19,815	$(13,337)	$33,152	248.6%

Our Control Devices segment operating income increased due to the impact of higher gross margin, the gain on sale of the Canton Facility of $30.7 million, the gain on disposal of the PM sensor business of $0.7 million and a decrease in restructuring expense of $3.6 million offset by higher costs from supply chain disruptions and higher Sarasota environmental costs.

Our Electronics segment operating loss increased primarily due to higher costs from supply chain disruptions and higher D&D costs offset by higher sales and gross margin.

Our Stoneridge Brazil segment operating income decreased primarily due to a $4.5 million increase in net adjustments to the fair value of the SRB earn-out consideration and the impairment of Brazilian indirect tax credits of $0.7 million offset by higher sales and gross margin.

Our unallocated corporate operating loss was higher due to higher business realignment costs of $1.1 million and higher professional service costs.

Operating income (loss) by geographic location is summarized in the following table (in thousands):

			Dollar	Percent
			increase	increase
Nine months ended September 30,	2021	2020	(decrease)	(decrease)
North America	$16,522	$(17,030)	$33,552	197.0%
South America	112	3,419	(3,307)	(96.7)%
Europe and Other	3,181	274	2,907	1,060.9%
Operating income (loss)	$19,815	$(13,337)	$33,152	248.6%

Our North American operating income increased due to the gain on sale of the Canton Facility and higher sales in our automotive and commercial vehicle markets and lower restructuring costs offsetting higher costs from supply chain disruptions. The increase in operating loss in South America was primarily due to an unfavorable change in fair value of earn-out consideration adjustments of $4.5 million offsetting higher sales and gross margin. Our operating results in Europe and Other increased primarily due to higher sales in our commercial vehicle and off-highway markets as well as a favorable foreign currency translation impact offset by higher costs from supply chain disruptions and higher D&D costs.

Interest Expense, net. Interest expense, net increased by $0.8 million for the nine months ended September 30, 2021 due to higher interest rates on our Credit Facility borrowings and the adverse impact of our interest rate swap offsetting a reduction in average outstanding borrowings.

Equity in Earnings of Investee. Equity earnings for MSIL were $1.3 million and $0.6 million for the nine months ended September 30, 2021 and 2020, respectively.

Other Expense (Income), net. We record certain foreign currency transaction losses (gains) as a component of other income, net on the condensed consolidated statement of operations. Other expense (income), net of $0.1 million, decreased by $2.0 million in the first nine months of 2021 compared to other income, net of $1.9 million for the first nine months of 2020 due to 2020 foreign currency transaction gains in our Stoneridge Brazil and Electronics segments.

Provision (Benefit) for Income Taxes. In the nine months ended September 30, 2021, income tax expense of $6.7 million was attributable to the gain on the sale of the Canton facility, the mix of earnings among tax jurisdictions as well as tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions. The effective tax rate of 41.3% is greater than the statutory tax rate primarily due to the impact of tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions as well as U.S. taxes on foreign earnings, partially offset by tax incentives.

In the nine months ended September 30, 2020, income tax benefit of $(3.7) million was attributable to the mix of earnings among tax jurisdictions as wells as tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions. The effective tax rate of 24.3% was slightly greater than the statutory tax rate primarily due to the impact of certain incentives offset by non-deductible expenses and tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions.

Liquidity and Capital Resources

Summary of Cash Flows:

Nine months ended September 30,	2021	2020
Net cash provided by (used for):
Operating activities	$(19,689)	$8,955
Investing activities	12,948	(25,038)
Financing activities	(14,652)	14,834
Effect of exchange rate changes on cash and cash equivalents	(2,525)	134
Net change in cash and cash equivalents	$(23,918)	$(1,115)

Cash used for operating activities increased compared to the first nine months of 2020 primarily due to an increase in cash used to fund working capital levels primarily for inventory, which was impacted by supply chain disruptions and production volatilities, offset by higher net income, net of the reconciling adjustment for the gain on the sale of the Canton Facility. Our receivable terms and collections rates have remained consistent between periods presented.

Net cash provided by investing activities increased compared to 2020 due to proceeds from the sale of the Canton Facility, the disposal of the PM sensor business, and lower capital expenditures and capitalized software costs which were offset by higher investments in the Autotech Fund II.

Net cash used for financing activities increased compared to the prior year primarily due to 2021 net Credit Facility payments and repayments of debt of $12.0 million.

As outlined in Note 7 to our condensed consolidated financial statements, the Credit Facility permits borrowing up to a maximum level of $400.0 million. This variable rate facility provides the flexibility to refinance other outstanding debt or finance acquisitions through June 2024. The Credit Facility contains certain financial covenants that require the Company to maintain less than a maximum leverage ratio and more than a minimum interest coverage ratio. The Credit Facility also contains affirmative and negative covenants and events of default that are customary for credit arrangements of this type including covenants which place restrictions and/or limitations on the Company’s ability to borrow money, make capital expenditures and pay dividends. The Credit Facility had an outstanding balance of $130.0 million at September 30, 2021.

Due to the impact of the COVID-19 pandemic on the Company’s end-markets and the resulting expected financial impacts on the Company, on June 26, 2020, the Company entered into a Waiver and Amendment No. 1 to the Fourth Amended and Restated Credit Agreement (“Amendment No. 1”). Amendment No. 1 provides for certain covenant relief and restrictions during the “Covenant Relief Period” (the period ending on the date that the Company delivers a compliance certificate for the quarter ending June 30, 2021). The Covenant Relief Period ended on August 14, 2021. During the Covenant Relief Period:

●	the maximum net leverage ratio was suspended;
●	the calculation of the minimum interest coverage ratio excluded second quarter 2020 financial results effective for the quarters ended September 30, 2020 through March 31, 2021;
●	the minimum interest coverage ratio of 3.50 was reduced to 2.75 and 3.25 for the quarters ended December 31, 2020 and March 31, 2021, respectively;
●	the Company’s liquidity could not be less than $150,000;
●	the Company’s aggregate amount of cash and cash equivalents could not exceed $130,000;

●	there were certain restrictions on Restricted Payments (as defined); and
●	a Permitted Acquisition (as defined) could not be consummated unless otherwise approved in writing by the required lenders.

Amendment No. 1 increased the leverage based LIBOR pricing grid through the maturity date of the Credit Facility and also provides for a LIBOR floor of 50 basis points on outstanding borrowings excluding any Specified Hedge Borrowings (as defined) which remain subject to a LIBOR floor of 0 basis points.

The Company was in compliance with all covenants at September 30, 2021. The Company has not experienced a violation which would limit the Company’s ability to borrow under the Credit Facility. However, it is possible that future borrowing flexibility under the Credit Facility may be limited as a result of lower than expected financial performance due to any further adverse impact of supply chain disruptions on the Company’s markets and general global demand. The Company expects to make additional repayments on the Credit Facility when cash exceeds the amount needed for operations and to remain in compliance with all covenants.

Stoneridge Brazil maintains short-term loans used for working capital purposes. At September 30, 2021, there was $0.1 million of Stoneridge Brazil debt outstanding. Scheduled principal repayments of $0.1 million are due in 2021.

The Company’s wholly owned subsidiary located in Stockholm, Sweden, has an overdraft credit line which allows overdrafts on the subsidiary’s bank account up to a daily maximum level of 20.0 million Swedish krona, or $2.3 million and $2.4 million, at September 30, 2021 and December 31, 2020, respectively. At September 30, 2021, there were no borrowings outstanding on this overdraft credit line. At December 31, 2020, there was 13.1 million Swedish krona, or $1.6 million, outstanding on this overdraft credit line. During the nine months ended September 30, 2021, the subsidiary borrowed 243.3 million Swedish krona, or $27.8 million, and repaid 256.4 million Swedish krona, or $29.3 million.

The Company’s wholly-owned subsidiary located in Suzhou, China, has two credit lines which allow up to a maximum borrowing level of 50.0 million Chinese yuan, or $7.8 million and $7.7 million at September 30, 2021 and December 31, 2020, respectively. At September 30, 2021 and December 31, 2020 there was $1.6 million and $4.5 million, respectively, in borrowings outstanding recorded within current portion of debt. In addition, the Suzhou subsidiary has a bank acceptance draft line of credit which allows up to a maximum borrowing level of 15.0 million Chinese yuan, or $2.3 million at both September 30, 2021 and December 31, 2020. There was $0.0 million and $0.4 million utilized on the Suzhou bank acceptance draft line of credit at September 30, 2021 and December 31, 2020, respectively.

On May 19, 2020, the Company committed to the PM Sensor Exit. The decision to exit the PM sensor product line was made after the consideration of the decline in the market outlook for diesel passenger vehicles, the current and expected profitability of the product line and the Company’s strategic focus on aligning resources with the greatest opportunities. The estimated costs for the PM Sensor Exit include employee severance and termination costs, contract termination costs, professional fees and other related costs such as potential commercial and supplier settlements. Non-cash charges include impairment of fixed assets and accelerated depreciation associated with PM sensor production. We recognized $0.7 million and $0.3 million of expense as a result of this initiative during the three months ended September 30, 2021 and September 30, 2020, respectively. The only remaining costs relate to potential commercial settlements and legal fees which we continue to negotiate. The estimated range of additional cost related to these settlements and fees is approximately $1.4 million to $4.2 million.

In January 2019, we committed to a restructuring plan that resulted in the closure of our Canton Facility as of March 31, 2020 and the Canton Restructuring. The cost for the Canton Restructuring included employee severance and termination costs, contract termination costs, professional fees and other related costs such as moving and set-up costs for equipment and costs to restore the engineering function previously located at the Canton Facility.  We did not recognize any expense as a result of these actions during the three months ended September 30, 2021 and recognized $0.2 million of expense as a result of these actions during the three months ended September 30, 2020. We do not expect to incur additional costs related to the Canton Restructuring. During the third quarter of 2020, we leased the Canton facility to a third party. On June 17, 2021, we sold the Canton Facility for net proceeds of $35.2 million and a net gain of $30.7 million.

In the fourth quarter of 2018, the Company undertook restructuring actions for the Electronics segment affecting the European Aftermarket business and China operations. In the second quarter of 2020, the Company finalized plans to move its European Aftermarket sales activities in Dundee, Scotland to a new location which resulted in incurring contract termination costs as well as employee severance and termination costs. In addition, the Company announced an additional restructuring program to transfer the European production of its Controls product line to China. For the three months ended September 30, 2021 and 2020, we recognized expense of less than $0.1 million and $0.6 million, respectively, as a result of these actions for related costs. The Company expects to incur an immaterial amount of restructuring costs through the fourth quarter of 2021.

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

On February 24, 2020, the Board of Directors authorized a new repurchase program of $50.0 million for the repurchase of outstanding Common Shares over an 18 month period. The Common Share repurchase program authorization did not obligate the Company to acquire any particular amount of its Common Shares, and could have been suspended or discontinued at any time. For the quarter ended March 31, 2020, under the 2020 repurchase program, the Company repurchased 242,634 Common Shares for $5.0 million, which became Treasury Shares, in accordance with this repurchase program authorization. In April 2020, the Company announced that it was temporarily suspending the previously announced share repurchase program in response to uncertainty surrounding the duration and magnitude of the impact of COVID-19. The 2020 repurchase program authorization expired during the third quarter of 2021 and no additional shares will be repurchased under this program.

In December 2018, the Company entered into an agreement to make a $10.0 million investment in Autotech Fund II managed by Autotech, a venture capital firm focused on ground transportation technology. The Company’s $10.0 million investment in the Autotech Fund II will be contributed over the expected ten-year life of the fund.  As of September 30, 2021, the Company’s cumulative investment in the Autotech Fund II was $6.2 million. The Company contributed $2.3 million, net and $0.8 million, net to the Autotech Fund II during the nine months ended September 30, 2021 and 2020, respectively.

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

At September 30, 2021, we had a cash and cash equivalents balance of approximately $50.0 million, of which 87.5% was held in foreign locations. The Company has approximately $268.3 million of undrawn commitments under the Credit Facility as of September 30, 2021, which results in total undrawn commitments and cash balances of more than $318.3 million. However, despite the June 26, 2020 Credit Facility amendment, it is possible that future borrowing flexibility under our Credit Facility may be limited as a result of our financial performance.

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

Critical Accounting Policies and Estimates

The Company’s critical accounting policies, which include management’s best estimates and judgments, are included in Part II, Item 7, to the consolidated financial statements of the Company’s 2020 Form 10-K. These accounting policies are considered critical as disclosed in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis of the Company’s 2020 Form 10-K because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates. There have been no material changes in our significant accounting policies or critical accounting estimates during the third quarter of 2021.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2021, an evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the PEO and PFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to repurchases of Common Shares made by us during the three months ended September 30, 2021. There were 11,530 Common Shares delivered to us by employees as payment for withholding taxes due upon vesting of performance share awards and share unit awards during the three months ended September 30, 2021.

			Total number of	Maximum number
			shares purchased as	of shares that may
			part of publicly	yet be purchased
	Total number of	Average price	announced plans	under the plans
Period	shares purchased	paid per share	or programs	or programs
7/1/21-7/31/21	-	$-	N/A	N/A
8/1/21-8/31/21	11,530	26.81	N/A	N/A
9/1/21-9/30/21	-	-	N/A	N/A
Total	11,530

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Exhibit

10.1

Separation Agreement and Release by and between Stoneridge, Inc. and Robert R. Krakowiak, August 31, 2021 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 1, 2021).

10.2

Separation Agreement and Release by and between Stoneridge, Inc. and Thomas M. Dono, Jr., August 6, 2021 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 11, 2021).

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
104

The cover page from our Quarterly Report on Form 10-Q for the period ended September 30, 2021, filed with the Securities and Exchange Commission on August 4, 2021, is formatted in Inline Extensible Business Reporting Language (“iXBRL”)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONERIDGE, INC.

Date: October 27, 2021	/s/ Jonathan B. DeGaynor
Jonathan B. DeGaynor
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 27, 2021	/s/ Matthew R. Horvath
Matthew R. Horvath
Chief Financial Officer and Treasurer
(Principal Financial Officer)