Form 10-K
period 2021-12-31
STONERIDGE INC
filed 2022-02-28
CIK 1043337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the aggregate market value of the registrant’s Common Shares held by non-affiliates of the registrant was approximately $763.2 million. The closing price of the Common Shares on June 30, 2021 as reported on the New York Stock Exchange was $29.50 per share. As of June 30, 2021, the number of Common Shares outstanding was 27,163,551.

The number of Common Shares outstanding as of February 23, 2022 was 27,194,137.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2022, into Part III, Items 10, 11, 12, 13 and 14.

i

Forward-Looking Statements

Portions of this report on Form 10-K contain “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report and may include statements regarding the intent, belief or current expectations of the Company, with respect to, among other things, our (i) future product and facility expansion, (ii) acquisition strategy, (iii) investments and new product development, (iv) growth opportunities related to awarded business and (v) operational expectations. Forward-looking statements may be identified by the words “will,” “may,” “should,” “designed to,” “believes,” “plans,” “projects,” “intends,” “expects,” “estimates,” “anticipates,” “continue,” and similar words and expressions. The forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other factors:

●	the ability of our suppliers to supply us with parts and components at competitive prices on a timely basis, including the impact of potential tariffs and trade considerations on their operations and output;
●	our ability to achieve cost reductions that offset or exceed customer-mandated selling price reductions;
●	the impact of COVID-19, or other future pandemics, on the global economy, and on our customers, suppliers, employees, business and cash flows;
●	the reduced purchases, loss or bankruptcy of a major customer or supplier;
●	the costs and timing of business realignment, facility closures or similar actions;
●	a significant change in automotive, commercial, off-highway or agricultural vehicle production;
●	competitive market conditions and resulting effects on sales and pricing;
●	our ability to manage foreign currency fluctuations;
●	customer acceptance of new products;
●	our ability to successfully launch/produce products for awarded business;
●	adverse changes in laws, government regulations or market conditions, including tariffs, affecting our products or our customers’ products;
●	our ability to protect our intellectual property and successfully defend against assertions made against us;
●	liabilities arising from warranty claims, product recall or field actions, product liability and legal proceedings to which we are or may become a party, or the impact of product recall or field actions on our customers;
●	labor disruptions at our facilities or at any of our significant customers or suppliers;
●	business disruptions due to natural disasters or other disasters outside our control;
●	fluctuations in the cost and availability of key materials (including semiconductors, printed circuit boards, resin, aluminum, steel and copper) and components and our ability to offset cost increases;
●	the amount of our indebtedness and the restrictive covenants contained in the agreements governing our indebtedness, including our revolving Credit Facility;
●	capital availability or costs, including changes in interest rates or market perceptions;
●	the failure to achieve the successful integration of any acquired company or business;
●	risks related to a failure of our information technology systems and networks, and risks associated with current and emerging technology threats and damage from computer viruses, unauthorized access, cyber-attack and other similar disruptions; and
●	the items described in Part I, Item IA (“Risk Factors”).

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

ii

PART I

Item 1. Business.

Overview

Founded in 1965, Stoneridge, Inc. (the “Company”) is a global designer and manufacturer of highly engineered electrical and electronic components, modules and systems for the automotive, commercial, off-highway and agricultural vehicle markets. Our products and systems are critical elements in the management of mechanical and electrical systems to improve overall vehicle performance, convenience and monitoring in areas such as safety and security, intelligence, efficiency and emissions. Our worldwide footprint is primarily comprised of 21 locations in 11 countries and enables us to supply global automotive, commercial, off-highway, agricultural and other vehicle markets.

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

Beginning with the divestiture of our wiring business in 2014, we accelerated a shift in our product portfolio towards smart products, or those products which contain embedded electronics or logic. While the wiring business was our largest single business, based on revenues and employees, and the business that the Company was founded on, its products were largely commodities that did not provide a technology platform to drive our expected future growth. In addition to the divestiture of the wiring business, we deployed capital in 2017 to make strategic investments including the acquisition of Orlaco, our partner on the development of MirrorEye, our camera-based vision system, and the acquisition of 100 percent of our Stoneridge Brazil business. In 2019, the Company’s Control Devices segment sold its non-core switches and connectors business (the “Non-core Products”) and in 2020 announced the strategic exit of our PM sensor business to further align with our strategic plan. These activities have acted as a catalyst for the advancement of our smart product portfolio, increasing our smart content from just over 50 percent of our sales in 2014 to almost 75% of our sales in 2021. Our product portfolio shift focuses on the megatrends driving the transportation industry.

In January 2019, the Company committed to a restructuring plan that resulted in the closure of the Canton, Massachusetts facility (“Canton Facility”) as of March 31, 2020 and the consolidation of manufacturing operations at that site into other Company locations (“Canton Restructuring”). The costs for the Canton Restructuring included employee severance and termination costs, contract termination costs, professional fees and other related costs such as moving and set-up costs for equipment and costs to restore the engineering function previously located at the Canton Facility.  We recognized less than $0.1 million of expense as a result of these actions during the year ended December 31, 2021 and recognized $3.0 million and $12.5 million of expense during the years ended December 31, 2020 and 2019, respectively. During the third quarter of 2020, we leased the Canton facility to a third party. On June 17, 2021, we sold the Canton facility. See Note 7 and Note 2 to the consolidated financial statements for additional details regarding the third-party lease and sale, respectively, of the Canton Facility. The Company does not expect to incur additional costs related to the Canton Restructuring.

On April 1, 2019, the Company entered into an Asset Purchase Agreement and sold product lines and assets related to certain Control Devices Non-core Products. The Non-core Products were manufactured in Juarez, Mexico and Canton, Massachusetts, and include ball switches, ignition switches, rotary switches, courtesy lamps, toggle switches, headlamp switches and other related components. See Note 2 to the consolidated financial statement for additional details regarding the disposal of Non-core Products.

On May 19, 2020, the Company committed to the strategic exit of its Control Devices particulate matter (“PM”) sensor product line (“PM Sensor Exit”). The decision to exit the PM sensor product line was made after the consideration of the decline in the market outlook for diesel passenger vehicles, the current and expected profitability of the product line and the Company’s strategic focus on aligning resources with the greatest opportunities. The estimated costs for the PM Sensor Exit include employee severance and termination costs, professional fees and other related costs such as potential commercial and supplier settlements. Non-cash charges include impairment of fixed assets and accelerated depreciation associated with PM sensor production. See Note 12 to the consolidated financial statements for additional details regarding the PM Sensor Exit.

On March 8, 2021, the Company entered into an Asset Purchase Agreement and sold the PM sensor product line and assets. The PM sensor product line and assets were located in Lexington, Ohio and Tallinn, Estonia. See Note 2 to the consolidated financial statements for additional details regarding the sale of the PM sensor business.

On November 2, 2021, the Company entered into a Share Purchase Agreement (the “SPA”) with Minda Corporation Limited (“Minda”), as the buyer, and Minda Stoneridge Instruments Ltd. (“MSIL”). On December 30, 2021, pursuant to the SPA, the Company closed the sale of MSIL to Minda. See Note 2 to the consolidated financial statements for additional details regarding the sale of MSIL.

We have positioned each of our segments for continued long-term success. Our Control Devices segment is increasingly well positioned with a focus on continued development and commercialization of actuation and electrified powertrain applications that will drive future growth for the segment. Our Electronics segment is expected to drive strong revenue growth through previously awarded new program launches including our first two launches for our MirrorEye® camera-based vision system in the OEM market, as well as our continued investment in current and future technologies. Our Stoneridge Brazil segment continues to integrate into our global Electronics strategy as we leverage our global engineering footprint and prepare for continued expansion of our local OEM presence. Overall, we will continue to focus our resources on the areas of largest opportunity for the Company and drive long-term value creation for our shareholders.

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

Electronics. Our Electronics segment designs and manufactures driver information systems, camera-based vision systems, connectivity and compliance products and electronic control units. Driver information systems and connectivity and compliance products collect, store and display vehicle information such as speed, pressure, maintenance data, trip information, operator performance, temperature, distance traveled, and driver messages related to vehicle performance. Camera-based vision products provide enhanced vehicle visibility and safety to drivers. Electronic control units regulate, coordinate, monitor and direct the operation of the electrical system within a vehicle. These products are sold principally to the commercial vehicle market through both the OEM and aftermarket channels. In addition, camera-based vision systems are sold to the off-highway and commercial vehicle markets.

Stoneridge Brazil. Our Stoneridge Brazil (“SRB”) segment primarily serves the South American market and specializes in the design, manufacture and sale of vehicle tracking devices and monitoring services, vehicle security alarms and convenience accessories, in-vehicle audio and infotainment devices and telematics solutions primarily for the automotive and motorcycle markets. This segment includes product lines such as vehicle monitoring and tracking devices, security alarms, convenience applications such as parking sensors and rearview cameras, audio and infotainment systems and telematics products used for fleet management. These products improve the performance, safety and convenience features of our customers’ vehicles. Stoneridge Brazil sells its products through the aftermarket distribution channel, to factory authorized dealer installers, also referred to as original equipment services, direct to OEMs and through mass merchandisers. In addition, monitoring services and tracking devices are sold directly to corporate and individual customers.

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

The following table sets forth for the periods indicated, the percentage of net sales derived from our principal end markets:

Principal End Markets	2021	2020	2019
Automotive	41%	45%	41%
Commercial vehicle	39	36	33
Off-highway and other	12	12	18
Aftermarket distributors, mass merchandisers and monitoring services	8	7	8

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

Industry Cyclicality and Seasonality

The markets for products in each of our reportable segments have been cyclical. Because these products are used principally in the production of vehicles for the automotive, commercial, off-highway and agricultural vehicle markets, revenues and therefore results of operations, are significantly dependent on the general state of the economy and other factors, like the impact of environmental regulations on our customers and end market consumers, which affect these markets. A significant decline in automotive, commercial, off-highway and agricultural vehicle production of our principal customers could adversely impact the Company. Our Control Devices and Electronics and segments are moderately seasonal, impacted by mid-year and year-end shutdowns and the ramp-up of new model production at key customers. In addition, the demand for our Stoneridge Brazil segment consumer products is typically higher in the second half of the year.

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

Backlog

The Company typically enters into customer agreements at the beginning of a vehicle life cycle with the intent to fulfill customer-purchasing requirements for the entire vehicle production life cycle. The vehicle life cycle usually includes the two to four year pre-production period and production for a term covering the life of such vehicle model or platform, generally between three to seven years, although there is no guarantee that this will occur. Our customers make no firm commitments regarding volume and may terminate these agreements or orders at any time. The Company’s estimated sourced future sales may also be impacted by various assumptions, including new program vehicle production levels, customer price reductions, foreign currency exchange rates and program launch timing. The Company’s customer agreements may be terminated by customers at any time and, accordingly, estimated sourced future sales information does not represent firm orders or firm commitments. The Company defines backlog as the estimated cumulative awarded sales for the next five years (or “estimated sourced future sales”). The Company’s estimated sourced future sales were $3.4 billion as of December 31, 2021, compared to $3.0 billion as of December 31, 2020. Due to the exit of the Control Devices PM sensor products business, related sales were excluded from our estimated sourced future sales as of December 31, 2020.

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

Human Capital Management

As of December 31, 2021, Stoneridge employed approximately 5,000 full time and temporary employees in 13 countries, with about 86% located outside of the United States. Although we have no collective bargaining agreements covering U.S. employees, a significant number of employees located in Brazil, China, Estonia, Mexico, Netherlands, Sweden and the United Kingdom either (i) are represented by a union and are covered by a collective bargaining agreement, or (ii) are covered by a works council or other employment arrangements required by law. We work to ensure positive relations with our employees.

We strive to create a work environment that enhances employee engagement, fosters productivity, and is aligned with our values of Integrity, Accountability, Teamwork, Adaptability, Customer Orientation, and Social Responsibility. We know that our success is dependent on our employees’ engagement, performance, skills, and development. To that end, we have established talent management programs at Stoneridge, which include but are not limited to the following:

●	Periodic global employee engagement surveys and subsequent action planning
●	Regular talent reviews for employee development and succession planning
●	Feedback and coaching to ensure performance is aligned with our goals and strategic direction
●	Delivery of Code of Conduct and global policy training
●	New employee orientation with globally consistent and locally flexible messaging
●	Frequent global “townhall” meetings and other communications
●	Employee wellness programs
●	Opportunities for community and charitable involvement (reduced recently due to COVID-19 pandemic)
●	Employee mentoring program
●	Internship programs

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

We believe a diverse workforce and an inclusive work environment is required for us to achieve our full potential as an organization. We further recognize the importance of having a strong Diversity, Equity & Inclusion (“DEI”) strategy. We have recently embarked on an initiative to reassess our DEI strategy, identify gaps between our ideal and current states, and develop goals and actions to realize measurable improvement. We look forward to continuing this important work in 2022.

It is always a top priority, but the COVID-19 global pandemic has brought even greater focus on employee health and safety. We instituted a global Safe Workplace Committee that meets regularly to assess, monitor, and update safety measures as needed related to COVID-19 for each location. At the start of the pandemic, where possible employees began working from home, and extensive safety measures were implemented, including temperature and health screenings, distanced workstations, plexiglass barriers, enhanced cleaning and disinfection protocols, required face coverings, and contact tracing when needed. Over time, the Safe Workplace Committee has adapted our safety protocols as local regulations and changing conditions have warranted. Our safety measures continue to be aligned with the recommendations of US and global health organizations.

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

Information About Our Executive Officers

Each executive officer of the Company serves the Board of Directors at its pleasure. The Board of Directors appoints corporate officers annually. The following table sets forth the names, ages, and positions of the executive officers of the Company:

Name	Age	Position
Jonathan B. DeGaynor	55	President, Chief Executive Officer and Director
Matthew R. Horvath	36	Chief Financial Officer and Treasurer
Susan C. Benedict	55	Chief Human Resources Officer and Assistant General Counsel
Laurent P. Borne	47	President of the Electronics Division and Chief Technology Officer
Caetano R. Ferraiolo	54	President of the Stoneridge Brazil Division
Robert J. Hartman Jr.	55	Chief Accounting Officer
Kevin R. Heigel	62	Senior Vice President of Integrated Supply Chain
James Zizelman	61	President of the Control Devices Division

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

Matthew R. Horvath, Chief Financial Officer and Treasurer. Mr. Horvath was appointed Chief Financial Officer and Treasurer in August 2021. He previously served as Stoneridge’s Executive Director of Corporate Strategy and Investor Relations, and prior to that as Director of Investor Relations. Prior to joining Stoneridge, Mr. Horvath spent six years at EY, formerly known as Ernst & Young, in the Transaction Advisory practice, primarily focused on business and asset valuation with a focus on the automotive and transportation industry.

Susan C. Benedict, Chief Human Resources Officer and Assistant General Counsel. Ms. Benedict was appointed Chief Human Resources Officer and Assistant General Counsel – Labor and Employment (CHRO) in June 2019. Ms. Benedict previously served as Stoneridge’s Director of Legal since November 2017. Prior to Stoneridge, Ms. Benedict served as Senior Counsel for Koch Industries in October 2017 and Corporate Counsel for Guardian Industries from December 2012 to September 2017.

Laurent P. Borne, President of the Electronics Division and Chief Technology Officer. Mr. Borne was appointed as President of the Electronics Division in January 2019.  Mr. Borne joined the Company in August 2018 and has been serving as the Company’s Chief Technology Officer and will continue to serve in this role. Prior to joining Stoneridge, Mr. Borne served as Vice President of Product Development at Whirlpool Corporation from 2014 until August 2018.

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

Kevin R. Heigel, Vice President of Operations. Mr. Heigel was appointed Vice President of Operations in January 2020. Prior to that Mr. Heigel had been employed at ALPHA Performance Group, LLC as its Co-Founder and Managing Director from 2009 until December 2019. Prior to that Mr. Heigel was at served in various roles at Delphi last serving as Managing Director, Delphi Electrical Centers from 2006 to 2009.

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

Available Information

We make available, free of charge through our website (www.stoneridge.com), our Annual Report on Form 10-K (“Annual Report”), Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, and other filings with the U.S. Securities and Exchange Commission (“SEC”), as soon as reasonably practicable after they are filed with the SEC. Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers, Whistleblower Policy and Procedures and the charters of the Board of Director’s Audit, Compensation, Nominating and Corporate Governance and Compliance and Ethics Committees are posted on our website as well. Copies of these documents will be available to any shareholder upon request. Requests should be directed in writing to Investor Relations at Stoneridge, Inc., 39675 MacKenzie Drive, Suite 400, Novi, Michigan 48377. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company.

Item 1A. Risk Factors.

Risks Related to the Coronavirus (COVID-19) Pandemic

Pandemics or disease outbreaks, such as COVID-19, have disrupted, and may continue to disrupt our business, which could adversely affect our results of operation and financial condition.

Pandemics or disease outbreaks, such as COVID-19, have disrupted, and may continue to disrupt, the global economy. In late 2019, a novel strain of the coronavirus (COVID-19) was reported to have been detected in Wuhan, China and on March 11, 2020 it was declared by the World Health Organization to be a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupting the financial markets and increasing volatility, and has impeded global supply chains, restricted manufacturing operations and resulted in significantly reduced economic activity and higher unemployment rates. It has disrupted, and may continue to disrupt for an indefinite period of time, the global vehicle industry and customer sales, production volumes and purchases of automotive, commercial, off-highway and agricultural vehicles by end-consumers. International, federal, state and local public health and governmental authorities have taken and may continue to take actions to contain the outbreak and spread of COVID-19 throughout most regions of the world, including travel bans, quarantines, "work-from-home" orders and similar mandates that have caused many businesses to modify normal operations. Beginning in 2020 we took actions to enhance our financial flexibility and minimize the impact on our business, such as the ramping down of certain production facilities in response to customer plant closures and changes in vehicle production schedules, imposing certain travel restrictions, amending our existing Credit Facility twice providing covenant relief through March 2023 and actively managing costs, capital spending and working capital to further strengthen our liquidity. Despite these measures, the ultimate impact to our business continues to remain highly uncertain and we have experienced, and may continue to experience, delays in the production and distribution of our products, supply chain disruptions impacting the availability of production materials and the loss or delay of customers’ sales.

Uncertain Economic and Market Conditions

Our business is cyclical and a downturn in the automotive, commercial, off-highway and agricultural vehicle markets as well as overall economic conditions could reduce our sales and profitability.

The demand for products is largely dependent on the domestic and foreign production of automotive, commercial, off-highway and agricultural vehicles. The markets for our products have been cyclical, because new vehicle demand is dependent on, among other things, consumer spending and is tied closely to the overall strength of the economy. Because the majority of our products are used principally in the production of vehicles for the automotive, commercial, off-highway and agricultural vehicle markets, our net sales, and therefore our results of operations, are significantly dependent on the general state of the economy and other factors which affect these markets.

In 2021, approximately 92% of our net sales were derived from automotive, commercial, off-highway and agricultural vehicle markets while approximately 8% were derived from aftermarket distributors, mass merchandisers and monitoring services markets.

Due to the overall global economic conditions in 2021 and 2020, largely as a result of COVID-19 pandemic and resulting supply chain issues, the automotive, commercial, off-highway and agricultural vehicle markets experienced a decline in global customer sales and production volumes. As a result, we have experienced and may continue to experience reductions in orders from our customers in certain regions. An economic downturn or other adverse industry conditions that result in a decline in automotive, commercial, off-highway or agricultural vehicle production, or a material decline in market share by our significant customers, could adversely affect our results of operations and financial condition.

The loss or insolvency of any of our principal customers would adversely affect our future results.

We are dependent on several principal customers for a significant percentage of our net sales. In 2021, our top five customers were Volvo, VW Group, Ford Motor Company, PACCAR and American Axle which comprised 9%, 9%, 8%, 6% and 6% of our net sales, respectively. In 2021, our top ten customers accounted for 55% of our net sales. The loss of any significant portion of our sales to these customers would have a material adverse effect on our results of operations and financial condition. In addition, we have significant receivable balances related to these customers and other major customers that would be at risk in the event of their bankruptcy.

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

As of December 31, 2021, there was $164.0 million in borrowings outstanding on our Fourth Amended and Restated Credit Agreement, as amended, (the “Credit Facility”). In addition, we are permitted under our Credit Facility to incur additional debt, subject to specified limitations. Our leverage and the terms of our indebtedness may have important consequences including the following:

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

On February 28, 2022, we amended the Credit Facility. As amended the Credit Facility provides for certain financial covenant relief and additional covenant restrictions during the “Specified Period” (the period from February 28, 2022 until the date that the Company delivers a compliance certificate for the quarter ending March 31, 2023 in form and substance satisfactory to the administrative agent). During the Specified Period:

●	the maximum net leverage ratio is changed to 4.0x for the year ended December 31, 2021, suspended for the quarters ending March 31, 2022 through September 30, 2022 and cannot exceed 4.75 to 1.00 for the quarter ended December 31, 2022 or 3.50 to 1.00 for the quarter ended March 31, 2023;
●	the minimum interest coverage ratio of 3.50 is reduced to 2.50 for the quarter ended March 31, 2022, 2.25 for the quarter ended June 30, 2022 and 3.00 for the quarters ended September 30, 2022 and December 31, 2022;
●	an additional condition to drawing on the Credit Facility has been added that restricts borrowings if the Company’s total of 100% of domestic and 65% of foreign cash and cash equivalents exceeds $70.0 million;
●	there are certain additional restrictions on Restricted Payments (as defined); and
●	a Permitted Acquisition (as defined) may not be consummated unless the net leverage ratio is below 3.50x during the Specified Period.

Following the Specified Period, the agreement governing our Credit Facility requires us to maintain a maximum leverage ratio of 3.50 to 1.00, and a minimum interest coverage ratio of 3.50 to 1.00. Our ability to comply with these covenants as well as the negative covenants under the terms of our indebtedness, may be affected by events beyond our control.

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

The adverse impacts of the COVID-19 pandemic led to a significant vehicle production slowdown in the first half of 2020, which was followed by increased consumer demand and vehicle production schedules in the second half of 2020. This surge in demand led to a worldwide semiconductor supply shortage at the end of 2020 and throughout 2021, as semiconductor suppliers have been unable to rapidly reallocate production lines to serve the transportation industry. In addition, we have experienced longer lead-times, higher costs and delays in procuring other component parts and raw materials. As a result, we are currently experiencing supply chain disruptions. We are assessing the potential supply chain impacts, which may directly or indirectly impact various suppliers, and correspondingly, OEM production. We are working closely with our suppliers and customers to minimize any potential adverse impacts, and we continue to closely monitor the availability of semiconductor microchips and other component parts and raw materials, customer vehicle production schedules and any other supply chain inefficiencies that may arise, due to this or any other issue. However, any direct or indirect supply chain disruptions may have an adverse impact on our business, financial condition, results of operations or cash flows.

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

Approximately 49% of our net sales in 2021 were derived from sales outside of North America. At December 31, 2021, significant concentrations of net assets outside of North America included $238.2 million in Europe and Other and $32.2 million in South America. Non-current assets outside of North America accounted for approximately 64% of our non-current assets as of December 31, 2021. International sales and operations are subject to significant risks, including, among others:

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

We manufacture, sell and service products globally and rely upon a global supply chain to deliver the raw materials, components, systems and parts that we need to manufacture and service our products. Changes in government policies on foreign trade and investment can affect the demand for our products and services, cause non-U.S. customers to shift preferences toward domestically manufactured or branded products and impact the competitive position of our products or prevent us from being able to sell products in certain countries. Our business benefits from free trade agreements, such as the United States-Mexico-Canada Agreement and the U.S. trade relationship with China and Brazil and efforts to withdraw from, or substantially modify such agreements or arrangements, in addition to the implementation of more restrictive trade policies, such as more detailed inspections, higher tariffs import or export licensing requirements, exchange controls or new barriers to entry, could adversely impact our production costs, customer demand and our relationships with customers and suppliers. Any of these consequences could have a material adverse effect on our business, financial condition or results of operations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

At December 31, 2021, the Company owned or leased seven manufacturing facilities, which together contain approximately 0.9 million square feet of manufacturing space. Of these manufacturing facilities, three are used by our Control Devices reportable segment, three are used by our Electronics reportable segment and one is used by our Stoneridge Brazil reportable segment. The following table provides information regarding our facilities:

	Owned/		Square
Location	Leased	Use	Footage
Control Devices
Lexington, Ohio	Owned	Manufacturing/Engineering	219,612
Juarez, Mexico (A)	Owned	Manufacturing/Engineering	235,035
Suzhou, China (A)	Leased	Manufacturing/Engineering/Sales Office	145,033
El Paso, Texas (A)	Leased	Warehouse	57,000
Lexington, Ohio	Leased	Warehouse	15,000
Novi, Michigan	Leased	Engineering	6,398
Lexington, Ohio	Leased	Warehouse	2,700

Electronics
Tallinn, Estonia (B)	Leased	Manufacturing/Engineering	85,911
Orebro, Sweden	Leased	Manufacturing	77,472
Barneveld, Netherlands	Owned	Manufacturing/Engineering	62,700
Stockholm, Sweden	Leased	Engineering/Division Office	41,248
Jasper, Georgia	Leased	Sales Office/Warehouse	12,250
Bayonne, France	Leased	Sales Office/Warehouse	9,655
Dundee, Scotland	Leased	Sales Office/Engineering	4,683
Ottobrunn, Germany	Leased	Sales Office	1,119

Stoneridge Brazil
Manaus, Brazil	Owned	Manufacturing	102,247
Campinas, Brazil	Owned	Engineering/Division Office	45,467
Buenos Aires, Argentina	Leased	Sales Office	2,906
Serra, Brazil	Leased	Sales Office	344

Corporate and Other
Novi, Michigan (B)	Leased	Headquarters/Division Office	37,713
Stuttgart, Germany	Leased	Sales Office/Engineering	2,000

(A)	This facility is also used in the Electronics reportable segment.
(B)	This facility is also used in the Control Devices reportable segment.

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

Item 4. Mine Safety Disclosure.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our shares are listed on the New York Stock Exchange (“NYSE”) under the symbol “SRI.” As of February 23, 2022, we had 27,194,137 Common Shares, without par value, outstanding which were owned by approximately 170 shareholders of record. This does not include persons whose stock is in nominee or “street name” accounts held by banks, brokers and other nominees.

The following table presents information with respect to repurchases of Common Shares made by us during the three months ended December 31, 2021. There were 354 Common Shares delivered to us by employees as payment for withholding taxes due upon vesting of performance share awards and share unit awards during the year ended December 31, 2021

			Total number of	Maximum number
			shares purchased as	of shares that may
			part of publicly	yet be purchased
	Total number of	Average price	announced plans	under the plans
Period	shares purchased	paid per share	or programs	or programs
10/1/21-10/31/21	-	$-	N/A	N/A
11/1/21-11/30/21	-	$-	N/A	N/A
12/1/21-12/31/21	354	$19.74	N/A	N/A
Total	354

Other than the repurchase of Common Shares in March 2020 and the repurchase of Common Shares of 79,434 and 80,427, respectively, to satisfy employee tax withholdings associated with the delivery of Common Shares earned by employees pursuant to equity-base awards under the Company’s Long-Term Incentive Plan there were no other repurchases of Common Shares made by us during the years ended December 31, 2021 or 2020. Refer to Note 2 of the consolidated financial statements for additional details regarding Common Share repurchases.

For information on “Related Stockholder Matters” required by Item 201(d) of Regulation S-K, refer to Item 12 of this report.

Performance Graph

Set forth below is a line graph comparing the cumulative total return of a hypothetical investment in our Common Shares with the cumulative total return of hypothetical investments in the Dow Jones U.S. Auto Parts (TR) Index and the NYSE Composite Index. The Dow Jones U.S. Auto Parts (TR) Index replaces the Morningstar Auto Parts Index in this analysis and going forward, as the latter data is no longer accessible. The latter index has been included with data through 2020. The graph is based on the respective market price of each investment as of December 31, 2016, 2017, 2018, 2019, 2020 and 2021 assuming in each case an initial investment of $100 on December 31, 2016, and reinvestment of dividends.

	2016	2017	2018	2019	2020	2021
Stoneridge, Inc.	$100	$129	$139	$166	$171	$112
Dow Jones U.S. Auto Parts Total Return Index	$100	$130	$90	$115	$135	$163
Morningstar Auto Parts Index	$100	$127	$89	$109	$140
NYSE Composite Index	$100	$96	$108	$128	$117	$147

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are a leading global designer and manufacturer of highly engineered electrical and electronic systems, components and modules primarily for the automotive, commercial, off-highway and agricultural vehicle markets.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes related thereto and other financial information included elsewhere herein.

Impacts to Global Market Conditions

The coronavirus pandemic (“COVID-19”) and the ongoing supply chain disruptions, primarily related to semiconductor shortages, have had a negative impact on the global economy in 2020 and 2021. These conditions have disrupted, and likely will continue to disrupt, the global vehicle industry and customer sales, production volumes and purchases of automotive, commercial, off-highway and agricultural vehicles by end-consumers.

The adverse impacts of the COVID-19 pandemic led to a significant vehicle production slowdown in the first half of 2020, which was followed by increased consumer demand and vehicle production schedules. This surge in demand led to a worldwide semiconductor supply shortage at the end of 2020, and other supply chain related constraints which have continued through 2021. We have experienced longer lead-times, higher costs, delays in procuring other component parts and raw materials and more recently, significant production volume reductions as a result of these shortages. In the second half of 2021, these supply chain disruptions became incrementally more challenging and as a result we are experiencing higher related costs. We are working closely with our suppliers and customers to minimize any potential adverse impacts, and we continue to closely monitor the availability of semiconductor microchips and other component parts and raw materials, customer vehicle production schedules and any other supply chain inefficiencies that may arise, due to this or any other issue. In 2021, the Company recognized $17.6 million of cost recoveries related to spot buys of materials purchased for our customers.

Global vehicle volumes are expected to increase in 2022 due to a combination of higher demand and historically low inventory levels. However, vehicle production volumes will continue to be negatively impacted by the ongoing supply chain disruptions, including semiconductor shortages. The magnitude of the adverse impact on our financial condition, results of operations and cash flows will depend on the evolution of the semiconductor supply shortage, vehicle production schedules and supply chain impacts.

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

Overview

Although 2021 presented a number of challenges, the Company was able to effectively navigate an incredibly volatile operating environment while at the same time continuing to execute on our long-term strategy. The Company continues to work with our customers to preserve gross margin through price increases aligned with current market conditions and is executing on initiatives to reduce supply chain related costs.

The Company had net income of $3.4 million, or $0.12 per diluted share, for the year ended December 31, 2021.

Net income in 2021 increased by $11.4 million, or $0.41 per diluted share, from $(8.0) million, or $(0.29) per diluted share, for the year ended December 31, 2020 primarily due to the gain on sale of the Canton Facility of $30.7 million, or $0.93 per diluted share, and the pre-tax gain on the disposal of the MSIL joint venture of $1.9 million, or $(0.05) per diluted share. This increase was offset by higher D&D costs for new product launches and higher SG&A including a net unfavorable fair value adjustment for SRB earn-out consideration of $5.3 million, or $(0.19) per diluted share.

In 2021, our net sales increased by $122.5 million, or 18.9%, while our operating income increased $23.1 million.

Our Control Devices segment net sales increased by 3.9% primarily as a result of the recovery from the 2020 COVID-19 impacts in our North American and China automotive markets. These increases were partially offset by a decrease in volumes in European automotive volumes due to the exit of PM sensor production and a decrease in volumes in our North American commercial vehicle market. Segment gross margin decreased due to costs associated with supply chain disruptions offset by lower restructuring and realignment costs of $1.7 million and favorable leverage of fixed costs from higher sales levels. Segment operating income increased due to the gain on sale of the Canton Facility of $30.7 million, the gain on disposal of the PM sensor business of $1.1 million and a decrease in restructuring expense of $4.0 million offset by higher costs from supply chain disruptions.

Our Electronics segment net sales increased by 38.9% primarily as a result of the recovery from the 2020 COVID-19 impacts in our North American and European commercial and off-highway vehicle markets as well as favorable customer pricing for recoveries of semiconductor spot buy purchases and favorable foreign currency translation. Segment gross margin decreased primarily due to higher costs associated with supply chain disruptions including spot purchases of electronic components offsetting favorable leverage of fixed costs from higher sales levels. Operating loss increased primarily due to higher costs from supply chain disruptions including spot purchases of electronic components and higher D&D costs offset by higher sales.

Our Stoneridge Brazil segment net sales increased by 19.1% due to higher volumes for all of our product lines and for our Argentina market channel offset by unfavorable foreign currency translation. Segment gross margin was lower due to adverse sales mix from higher product sales compared to monitoring fees and higher costs associated with supply chain disruptions offset by favorable leverage of fixed costs. Operating income decreased primarily due to a $5.3 million increase in net unfavorable adjustments to the fair value of the Stoneridge Brazil earn-out consideration and the impairment of Brazilian indirect tax credits of $0.7 million offset by higher sales.

In 2021, SG&A expenses were higher compared to 2020 due to a $5.3 million increase in net adjustments to the fair value of the SRB earn-out consideration and higher professional service costs which were offset by lower incentive compensation costs and the 2021 gains on the MSIL joint venture of $1.8 million and the disposal of the PM sensor business of $1.1 million.

D&D costs increased in 2021 mostly due to increased spend in our Electronics segment for higher consulting and prototype costs as well as lower customer reimbursements for ongoing development activities for awarded business programs and development of advanced technologies and systems.

At December 31, 2021 and 2020, we had cash and cash equivalents of $85.5 million and $73.9 million, respectively. The 2021 increase in borrowings under the Credit Facility were to maintain a high level of liquidity to ensure adequate available capital across our global locations due to adverse economic conditions caused by COVID-19. At December 31, 2021 and 2020, we had $164.0 million and $136.0 million, respectively, in borrowings outstanding on the 2019 Credit Facility.

Outlook

The Company believes that focusing on products that address industry megatrends will have a positive impact on both our top-line growth and underlying margins. Beginning in the first quarter of 2020 and continuing through 2021, COVID-19 caused worldwide adverse economic conditions and uncertainty in our served markets. In the first quarter of 2021, we began experiencing supply chain related disruptions because of a worldwide semiconductor shortage, which has resulted in longer lead-times, higher costs and delays in procuring other component parts and raw materials. The Company expects that ongoing material cost challenges, resulting from supply chain disruptions, will put pressure on margins particularly in the first half of 2022.

The North American automotive market is expected to increase to 15.2 million units in 2022 from 13.0 million units in 2021 as the market continues to recover from supply chain disruptions. The Company expects sales volumes in our Control Devices segment to increase from 2021 based on current 2022 production forecasts and market conditions and the ramp-

up of certain electrified vehicle program launches, however, global supply chain shortages, primarily the global semiconductor supply shortage could adversely impact our sales volumes and gross margin in 2022.

For 2022, we expect an increase in our Electronics’ segment sales compared to 2021 primarily due to the increase in production volume forecasts in our European and North American commercial markets, strong demand in our off-highway markets and new program launches in 2022. We expect increased sales from the launch of our first two MirrorEye camera-based vision systems for OEM applications as well as the continued roll out of MirrorEye in the retrofit markets. Customer pricing increased net sales by $17.6 million in the fourth quarter of 2021, primarily due to customer recoveries related to spot buys of materials purchased for our customers. This spot buy material purchasing activity, which is recognized as revenue and material costs, was passed through 100% to the customer and was driven by electronic component shortages in 2021. The Company expects continued spot buy activity in 2022 but cannot predict the duration or magnitude of continued spot buy activity due to volatile supply chains and component availability.

In 2021, our D&D spend increased to support near term launches of awarded business primarily in our Electronics segment. We expect that our D&D spending will moderate from current levels as we continue to align our global engineering capabilities in order to develop advanced technologies and systems within our portfolio of products.

Our 2021 Stoneridge Brazil segment revenues increased compared to the prior year due to the recovery of the adverse economic conditions caused by COVID-19 in 2020 offset by unfavorable foreign currency translation. In October 2021, the International Monetary Fund forecasted the Brazil gross domestic product to grow 5.2% in 2021 and 1.5% in 2022. We expect our served market channels to remain stable based on current market conditions. Our financial performance in our Stoneridge Brazil segment is also subject to uncertainty from movements in the Brazilian Real and Argentina Peso foreign currencies.

Global transportation vehicle production has been impacted by supply chain disruptions, including semiconductor shortages, in 2021, primarily in our commercial vehicle and automotive end-markets. Based on the current market conditions, we expect continued impact on production in 2022. We expect incremental costs related to supply chain disruptions and production schedule volatility to continue to adversely impact our gross margin in 2022.

In 2021, our effective tax rate increased due to atypical jurisdictional earnings mix as a result of increased supply chain costs and incremental engineering expenses to support future program launches. We expect our effective tax rate to return to previous rates in 2022.

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

On November 2, 2021, the Company entered into a Share Purchase Agreement (the “SPA”) with Minda Corporation Limited (“Minda”), as the buyer, and MSIL. Pursuant to the SPA the Company agreed to sell to Minda the Company’s minority interest in MSIL for approximately $21.5 million equivalent Indian Rupee which was payable in U.S. dollars at closing. On December 30, 2021, pursuant to the SPA, the Company closed the sale of MSIL to Minda for $21.6 million. The Company recognized net proceeds of $21.0 million and a gain, net of direct selling costs, of $1.8 million.

On March 8, 2021, the Company entered into an Asset Purchase Agreement (the “APA”) by and among the Company, the Company’s wholly owned subsidiary, Stoneridge Electronics AS, as the Sellers, and Standard Motor Products, Inc. (“SMP”) and SMP Poland SP Z O.O., as the Buyers. Pursuant to the APA the Company agreed to sell to the Buyers the Company’s assets located in Lexington, Ohio and Tallinn, Estonia related to the manufacturing of particulate matter sensor products and related service part operations (together, the “PM sensor business”). In the past, the Company has sometimes referred to the PM sensor assets as the Company’s soot sensing business. The Buyers did not acquire any of the Company’s locations or employees. The purchase price for the sale of the PM sensor business was $4.0 million (subject to a post-closing inventory adjustment which was a payment to SMP of $1.1 million) plus the assumption of certain liabilities. The purchase price was allocated among PM sensor product lines, Gen 1 and Gen 2 as defined under the APA. The purchase price allocated to Gen 1 fixed assets and inventory and Gen 2 fixed assets was $3.2 million and $0.8 million, respectively. The sale of the Gen 2 assets occurred during November 2021 as the Company’s supply commitments to certain customers were completed in September 2021. The Company and SMP also entered into certain ancillary agreements, including a contract manufacturing agreement, a transitional services agreement, and a supply agreement, pursuant to which the Company will provide and be compensated for certain manufacturing, transitional, administrative and support services to SMP on a short-term basis.

On May 19, 2020, the Company committed to the strategic exit of its Control Devices particulate matter sensor product line (“PM Sensor Exit”). The decision to exit the PM sensor product line was made after the consideration of the decline in the market outlook for diesel passenger vehicles, the current and expected profitability of the product line and the Company’s strategic focus on aligning resources with the greatest opportunities. The estimated costs for the PM Sensor Exit include employee severance and termination costs, contract termination costs, professional fees and other related costs such as potential commercial and supplier settlements. Non-cash charges include impairment of fixed assets and accelerated depreciation associated with PM sensor production. We recognized $2.4 million and $3.4 million of expense as a result of this initiative during the years ended December 31, 2021 and 2020, respectively. The only remaining costs relate to potential commercial settlements and legal fees which we continue to negotiate. The estimated additional cost related to these settlements and fees is up to $4.2 million.

In January 2019, we committed to a restructuring plan that resulted in the closure of our Canton, Massachusetts facility (“Canton Facility”) as of March 31, 2020 and the consolidation of manufacturing operations at that site into other Company locations (“Canton Restructuring”). The cost for the Canton Restructuring included employee severance and termination costs, contract termination costs, professional fees and other related costs such as moving and set-up costs for equipment and costs to restore the engineering function previously located at the Canton Facility.  We recognized expense as a result of these actions during the years ended December 31, 2021 and 2020 of $0.0 and $3.0 million, respectively. We do not expect to incur additional costs related to the Canton Restructuring. During the third quarter of 2020, we leased the Canton Facility to a third party. On June 17, 2021, we sold the Canton Facility for net proceeds of $35.2 million and a net gain of $30.7 million.

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

In the fourth quarter of 2018, the Company undertook restructuring actions for the Electronics segment affecting the European Aftermarket business and China operations. In the second quarter of 2020, the Company finalized plans to move its European Aftermarket sales activities in Dundee, Scotland to a new location which resulted in incurring contract termination costs as well as employee severance and termination costs. In addition, the Company announced an additional restructuring program to transfer the European production of its Controls product line to China. For the years ended December 31, 2021 and 2020, we recognized expense of $0.3 million and $2.4 million, respectively, as a result of these actions for related costs. The Company does not expect to incur additional restructuring costs related to the Electronics segment.

On October 26, 2018, the Company announced a Board of Directors approved share repurchase program authorizing Stoneridge to repurchase up to $50.0 million of our Common Shares. Thereafter, on May 7, 2019, we announced that the Company had entered into an accelerated share repurchase agreement with Citibank N.A. to repurchase an aggregate of $50.0 million of our Common Shares. Pursuant to the accelerated share repurchase agreement in the second quarter of 2019 we made an upfront payment of $50.0 million and received an initial delivery of 1,349,528 Common Shares which became treasury shares. On February 25, 2020, Citibank N.A. terminated early its commitment pursuant to the accelerated share repurchase agreement and delivered to the Company, 364,604 Common Shares representing the final settlement of the Company’s repurchase program which became treasury shares.

On February 24, 2020, the Board of Directors authorized a new repurchase program of $50.0 million for the repurchase of outstanding Common Shares over an 18 month period. The repurchases could be made from time to time in either open market transactions or in privately negotiated transactions. Repurchases could also be made under rule 10b-18, which permit Common Shares to be repurchased through pre-determined criteria. The timing, volume and nature of common share repurchases was at the discretion of management, dependent on market conditions, other priorities of cash investment, applicable securities laws and other factors. This Common Share repurchase program authorization did not obligate the Company to acquire any particular amount of its Common Shares, and could be suspended or discontinued at any time. For the quarter ended March 31, 2020, under the new 2020 repurchase program, the Company repurchased 242,634 Common Shares for $5.0 million, which became treasury shares, in accordance with this repurchase program authorization. In April 2020, the Company announced that it was temporarily suspending the previously announced share repurchase program in response to uncertainty surrounding the duration and magnitude of the impact of COVID-19. The 2020 repurchase program authorization expired during the third quarter of 2021 and no additional shares will be repurchased under this program.

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

We regularly evaluate the performance of our businesses and their cost structures, including personnel, and make necessary changes thereto in order to optimize our results. We also evaluate the required skill sets of our personnel and periodically make strategic changes. As a consequence of these actions, we incur severance related costs which we refer to as business realignment charges. Business realignment costs of $1.4 million and $4.0 million were incurred during the years ended December 31, 2021 and 2020, respectively.

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

Year Ended December 31, 2021 Compared To Year Ended December 31, 2020

Consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

					Dollar
					increase /
Year ended December 31,	2021		2020		(decrease)
Net sales	$770,462	100.0%	$648,006	100.0%	$122,456
Costs and expenses:
Cost of goods sold	603,604	78.3	493,810	76.2	109,794
Selling, general and administrative	116,000	15.1	112,474	17.4	3,526
Gain on sale of Canton Facility, net	(30,718)	(4.0)	-	-	(30,718)
Design and development	66,165	8.6	49,386	7.6	16,779
Operating income (loss)	15,411	2.0	(7,664)	(1.2)	23,075
Interest expense, net	5,189	0.7	6,124	0.9	(935)
Equity in earnings of investee	(3,658)	(0.5)	(1,536)	(0.2)	(2,122)
Other expense (income), net	1,444	0.3	(1,528)	(0.2)	2,972
Income (loss) before income taxes	12,436	1.5	(10,724)	(1.7)	23,160
Provision (benefit) for income taxes	9,030	1.2	(2,774)	(0.4)	11,804
Net income (loss)	$3,406	0.3%	$(7,950)	(1.3)%	$11,356

Net Sales. Net sales for our reportable segments, excluding inter-segment sales are summarized in the following table (in thousands):

					Dollar	Percent
Year ended December 31,	2021		2020		increase	increase
Control Devices	$355,775	46.1%	$342,576	52.9%	$13,199	3.9%
Electronics	357,910	46.5	257,767	39.7	100,143	38.9%
Stoneridge Brazil	56,777	7.4	47,663	7.4	9,114	19.1%
Total net sales	$770,462	100.0%	$648,006	100.0%	$122,456	18.9%

Our Control Devices segment net sales increased $13.2 million due to recovery from 2020 COVID-19 impacts in our North American automotive and agricultural vehicle markets of $23.4 million and $2.7 million, respectively, and an increase in our China automotive and commercial vehicle markets of $3.8 million and $0.4 million, respectively, as well as a favorable foreign currency translation of $3.2 million. These increases were partially offset by a decrease in volumes in our European automotive of $16.7 million due to the exit of PM sensor production and a decrease in volumes in our North American commercial vehicle market of $4.3 million.

Our Electronics segment net sales increased $100.1 million due to recovery from 2020 COVID-19 impacts in our North American and European commercial vehicle and European and North American off-highway vehicle markets of $28.7 million, $28.4 million, $14.4 million and $5.3 million, respectively, as well as favorable euro and Swedish krona foreign currency translation of $5.0 million compared to the prior year period. In the fourth quarter, net sales increased by $17.6 million due to customer pricing for recoveries of electronic component spot buy purchases.

Our Stoneridge Brazil segment net sales increased $9.1 million due to higher volumes for all of our product lines and for our Argentina market channel offset by unfavorable foreign currency translation of $3.0 million.

Net sales by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
Year ended December 31,	2021		2020		increase	increase
North America	$386,944	50.2%	$330,528	51.0%	$56,416	17.1%
South America	56,777	7.4	47,663	7.4	9,114	19.1%
Europe and Other	326,741	42.4	269,815	41.6	56,926	21.1%
Total net sales	$770,462	100.0%	$648,006	100.0%	$122,456	18.9%

The increase in North American net sales was attributable to sales volume increases in our North American commercial vehicle, automotive and off-highway markets of $24.5 million, $22.5 million and $6.2 million, respectively and customer pricing for recoveries of semiconductor spot buy purchases of $2.4 million. The increase in net sales in South America was due to higher volumes for all of our Stoneridge Brazil product lines and for our Argentina market channel offset by unfavorable Brazilian real foreign currency translation of $3.0 million. The increase in net sales in Europe and Other was primarily due to increases in our European commercial vehicle and off-highway markets of $28.4 million and $14.4 million, respectively, and increases in our China automotive and agricultural vehicle markets of $3.8 million and $2.2 million, respectively. Europe and Other net sales also increased due to customer pricing for recoveries of semiconductor spot buy purchases of $15.2 million and favorable foreign currency translation of $8.2 million. These increases were partially offset by a decrease in volumes in our European automotive market of $16.7 million due to the exit of PM sensor production.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased compared to 2020 and our gross margin decreased to 21.7% in 2021 compared to 23.8% in 2020. Our material cost as a percentage of net sales increased by 4.2% to 57.0% in 2021 compared to 52.8% in 2020 primarily caused by costs associated with supply chain disruptions including spot purchases of electronic components. In 2021, cost of goods sold increased by $17.6 million, or 2.3% of net sales, due to semiconductor spot buy purchases which was offset by customer recoveries. Overhead as a percentage of net sales decreased by 2.0% to 16.1% for 2021 compared to 18.0% for 2020 primarily due to leverage of fixed costs from higher sales levels offset by higher incremental freight costs.

Our Control Devices segment gross margin decreased due to costs associated with supply chain disruptions offset by lower restructuring and realignment costs of $1.7 million and favorable leverage of fixed costs from higher sales levels.

Our Electronics segment gross margin decreased primarily due to higher costs associated with supply chain disruptions including spot purchases of electronic components offsetting favorable leverage of fixed costs from higher sales levels.

Our Stoneridge Brazil segment gross margin decreased due to adverse sales mix from higher product sales compared to monitoring fees and higher costs associated with supply chain disruptions offset by favorable leverage of fixed costs.

Selling, General and Administrative (“SG&A”). SG&A expenses increased by $3.5 million compared to 2020 due to a $5.3 million increase in net adjustments to the fair value of the SRB earn-out consideration and higher professional service costs which were offset by lower incentive compensation costs and the 2021 gain on disposal of the PM sensor business of $1.1 million and the MSIL joint venture of $1.8 million.

Design and Development (“D&D”). D&D costs increased by $16.8 million mostly due to increased spend in our Electronics segment of $14.4 million comprised of higher consulting and prototype costs as well as lower customer reimbursements offset by higher capitalized software development costs for ongoing development activities for awarded business programs and development of advanced technologies and systems.

Operating Income (Loss). Operating income (loss) is summarized in the following table by reportable segment (in thousands):

			Dollar	Percent
			increase /	increase /
Year ended December 31,	2021	2020	(decrease)	(decrease)
Control Devices	$54,933	$22,072	$32,861	148.9%
Electronics	(12,502)	(3,672)	(8,830)	(240.5)%
Stoneridge Brazil	995	3,766	(2,771)	(73.6)%
Unallocated corporate	(28,015)	(29,830)	1,815	6.1%
Operating income (loss)	$15,411	$(7,664)	$23,075	301.1%

Our Control Devices segment operating income increased due to the gain on sale of the Canton Facility of $30.7 million, the gain on disposal of the PM sensor business of $1.1 million and a decrease in restructuring expense of $4.0 million offset by higher costs from supply chain disruptions and higher Sarasota environmental remediation costs.

Our Electronics segment operating loss increased primarily due to higher costs from supply chain disruptions including spot purchases of electronic components net of recoveries and higher D&D costs offset by higher sales.

Our Stoneridge Brazil segment operating income decreased primarily due to a $5.3 million increase in net adjustments to the fair value of the Stoneridge Brazil earn-out consideration and the impairment of Brazilian indirect tax credits of $0.7 million offset by higher sales.

Our unallocated corporate operating loss was lower due to lower incentive compensation benefits as a result of Company performance and the gain on the disposal of the MSIL joint venture offset by higher business realignment costs of $0.8 million and higher professional service costs.

Operating income (loss) by geographic location is summarized in the following table (in thousands):

			Dollar	Percent
			increase	increase
Year ended December 31,	2021	2020	(decrease)	(decrease)
North America	$13,072	$(22,179)	$35,251	158.9%
South America	995	3,766	(2,771)	(73.6)%
Europe and Other	1,344	10,749	(9,405)	(87.5)%
Operating income (loss)	$15,411	$(7,664)	$23,075	301.1%

Our North American operating income increased due to the gain on sales of the Canton Facility, the PM sensor business and the MSIL joint venture, higher sales in our automotive and commercial vehicle markets and lower restructuring costs offsetting higher costs from supply chain disruptions. The decrease in operating income in South America was primarily due to an unfavorable change in fair value of earn-out consideration adjustments of $5.3 million offsetting higher sales. Our operating results in Europe and Other decreased primarily due to higher costs from supply chain disruptions including spot purchases of electronic components net of recoveries and higher D&D costs offset by higher sales in our commercial vehicle and off-highway markets as well as a favorable foreign currency translation impact.

Interest Expense, net. Interest expense, net decreased by $0.9 million compared to 2020 due to higher interest income of $1.2 million at Stoneridge Brazil from monetary correction on indirect tax credits. Offsetting this increase was higher interest expense from Credit Facility borrowings.

Equity in Earnings of Investee. Equity earnings for MSIL were $1.8 million and $1.5 million for the years ended December 31, 2021 and 2020, respectively. As discussed in Note 2 to the consolidated financial statements, the Company sold its equity interest in MSIL on December 30, 2021. Equity earnings for Autotech were $1.9 million and $0.1 million for the years ended December 31, 2021 and 2020. The increase in Autotech earnings was due to favorable 2021 fair value adjustments to fund investments.

Other Expense (Income), net. We record certain foreign currency transaction losses (gains) as a component of other income, net on the consolidated statement of operations. Other expense (income), net of $1.4 million, increased by $2.9 million in 2021 compared to other income, net of $1.5 million for 2020 primarily due to 2021 foreign currency losses in our Electronics segment and 2020 foreign currency transaction gains in our Stoneridge Brazil and Electronics segments.

Provision (Benefit) for Income Taxes. In 2021, income tax expense of $9.0 million was attributable to the gain on the sale of the Canton facility, the gain on the sale of the Company’s minority interest in MSIL, the mix of earnings among tax jurisdictions as well as tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions. The effective tax rate of 72.6% is greater than the statutory tax rate primarily due to the impact of tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions, the tax impact of the sale of the Company’s minority interest in MSIL, partially offset by tax incentives.

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

Liquidity and Capital Resources

Summary of Cash Flows for the years ended December 31, 2021 and 2020 (in thousands):

			Dollar
			increase /
Year ended December 31,	2021	2020	(decrease)
Net cash provided by (used for):
Operating activities	$(36,248)	$28,641	$(64,889)
Investing activities	28,041	(33,885)	61,926
Financing activities	22,876	6,513	16,363
Effect of exchange rate changes on cash and cash equivalents	(3,041)	3,247	(6,288)
Net change in cash and cash equivalents	$11,628	$4,516	$7,112

Cash used for operating activities increased compared to 2020 primarily due to an increase in cash used to fund working capital levels primarily for inventory, which was impacted by supply chain disruptions and production volatilities, offset by higher net income, net of the reconciling adjustment for the gain on the sale of the Canton Facility. Our receivable terms and collections rates have remained consistent between periods presented.

Net cash provided by investing activities increased compared to 2020 due to proceeds from the sale of the Canton Facility, from the disposal of the MSIL joint venture and from the disposal of the PM sensor business as well as lower capital expenditures and capitalized software costs which were offset by higher investments in the Autotech Fund II.

Net cash used for financing activities increased compared to the prior year primarily due to higher Credit Facility net borrowings.

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

Summary of Future Cash Flows

The following table summarizes our future cash outflows resulting from financial contracts and commitments, as of December 31, 2021 (in thousands):

		Less than			After
	Total	1 year	2-3 years	4-5 years	5 years
Credit Facility	$163,957	$-	$163,957	$-	$-
Debt	5,248	5,248	-	-	-
Interest payments(A)	9,648	4,020	5,628	-	-
Operating leases	21,992	4,776	8,507	5,382	3,327
Stoneridge Brazil earn-out consideration	7,351	7,351	-	-	-
Total contractual obligations(B)	$208,196	$21,395	$178,092	$5,382	$3,327
(A)	Includes estimated payments under the Company’s Credit Facility and other debt obligations using the most current interest rate and principal balance information available at December 31, 2021, extended through the end of the term.
(B)	In December 2018, the Company entered into an agreement to make a $10.0 million investment in a fund (“Autotech Fund II”) managed by Autotech Ventures (“Autotech”), a venture capital firm focused on ground transportation technology. The Company’s $10.0 million investment in the Autotech Fund II will be contributed over the expected ten year life of the fund. The Company has contributed $7.1 million to the Autotech Fund II since December 2018.

Management will continue to focus on efficiently managing its weighted-average cost of capital and believes that cash flows from operations and the availability of funds from our Credit Facility provides sufficient liquidity to meet our future growth and operating needs.

As outlined in Note 5 to our consolidated financial statements, the Credit Facility permits borrowing up to a maximum level of $400.0 million. This variable rate facility provides the flexibility to refinance other outstanding debt or finance acquisitions through June 2024. The Credit Facility contains certain financial covenants that require the Company to maintain less than a maximum leverage ratio and more than a minimum interest coverage ratio. The Credit Facility also contains affirmative and negative covenants and events of default that are customary for credit arrangements of this type including covenants which place restrictions and/or limitations on the Company’s ability to borrow money, make capital expenditures and pay dividends. The Credit Facility had an outstanding balance of $164.0 million at December 31, 2021.

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

Amendment No. 1 increased the leverage based LIBOR pricing grid through the maturity date and also provides for a LIBOR floor of 50 basis points on outstanding borrowings excluding any Specified Hedge Borrowings (as defined) which remain subject to a LIBOR floor of 0 basis points.

On December 17, 2021, the Company entered into Amendment No. 2 to the Fourth Amended and Restated Credit Agreement (“Amendment No. 2”). Amendment No. 2 implemented non-LIBOR interest reference rates for borrowings in euros and British pounds.

Due to the ongoing impacts of the COVID-19 pandemic and supply chain disruptions on the Company’s end-markets and the resulting financial impacts on the Company, on February 28, 2022, the Company entered into Amendment No. 3 to the Fourth Amended and Restated Credit Agreement (“Amendment No. 3”). Amendment No. 3 reduces the total revolving credit commitments from $400.0 million to $300.0 million and the maximum permitted amount of swing loans from $40.0 million to $30.0 million. Amendment No. 3 provides for certain financial covenant relief and additional covenant restrictions during the “Specified Period” (the period from February 28, 2022 until the date that the Company delivers a compliance certificate for the quarter ending March 31, 2023 in form and substance satisfactory to the administrative agent). During the Specified Period:

●	the maximum net leverage ratio is changed to 4.0x for the year ended December 31, 2021, suspended for the quarters ending March 31, 2022 through September 30, 2022 and cannot exceed 4.75 to 1.00 for the quarter ended December 31, 2022 or 3.50 to 1.00 for the quarter ended March 31, 2023;
●	the minimum interest coverage ratio of 3.50 is reduced to 2.50 for the quarter ended March 31, 2022, 2.25 for the quarter ended June 30, 2022 and 3.00 for the quarters ended September 30, 2022 and December 31, 2022;
●	an additional condition to drawing on the Credit Facility has been added that restricts borrowings if the Company’s total of 100% of domestic and 65% of foreign cash and cash equivalents exceeds $70.0 million;
●	there are certain additional restrictions on Restricted Payments (as defined); and
●	a Permitted Acquisition (as defined) may not be consummated unless the net leverage ratio is below 3.50x during the Specified Period.

Amendment No. 3 changes the leverage based LIBOR pricing grid through the maturity date and also retains a LIBOR floor of 50 basis points on outstanding borrowings excluding any Specified Hedge Borrowings (as defined) which remain subject to a LIBOR floor of 0 basis points.

Amendment No. 3 also incorporates hardwired mechanics to permit a future replacement of LIBOR as the interest reference rate without lender consent.

As a result of Amendment No. 3, the Company was in compliance with all covenants at December 31, 2021. The Company has not experienced a violation which would limit the Company’s ability to borrow under the Credit Facility, as amended and does not expect that the covenants under it will restrict the Company’s financing flexibility. However, it is possible that future borrowing flexibility under the Credit Facility may be limited as a result of lower than expected financial performance due to the adverse impact of COVID-19 and supply chain shortages on the Company’s markets and general global demand. The Company expects to make additional repayments on the Credit Facility when cash exceeds the amount needed for operations and to remain in compliance with all covenants.

Stoneridge Brazil maintained short-term loans used for working capital purposes during 2021 and 2020. There were no borrowings outstanding on these notes at December 31, 2021.

The Company’s wholly owned subsidiary located in Stockholm, Sweden, has an overdraft credit line which allows overdrafts on the subsidiary’s bank account up to a daily maximum level of 20.0 million Swedish krona, or $2.2 million and $2.4 million, at December 31, 2021 and December 31, 2020, respectively. At December 31, 2021, there was 19.0 million Swedish krona, or $2.1 million outstanding on this overdraft credit line. At December 31, 2020, there was 13.1 million Swedish krona, or $1.6 million outstanding on this overdraft credit line. During the year ended December 31, 2021, the subsidiary borrowed 352.4 million Swedish krona, or $39.0 million, and repaid 346.5 million Swedish krona, or $38.3 million.

The Company’s wholly-owned subsidiary located in Suzhou, China, has two credit lines which allow up to a maximum borrowing level of 50.0 million Chinese yuan, or $7.9 million and $7.7 million at December 31, 2021 and 2020, respectively. At December 31, 2021 and December 31, 2020 there was $3.1 million and $4.5 million, respectively, in borrowings outstanding recorded within current portion of debt. In addition, the Suzhou subsidiary has a bank acceptance draft line of credit which allows up to a maximum borrowing level of 15.0 million Chinese yuan, or $2.4 million and $2.3 million at December 31, 2021 and December 31, 2020, respectively. There was $2.2 million and $0.4 million utilized on the Suzhou bank acceptance draft line of credit at December 31, 2021 and 2020, respectively.

On May 19, 2020, the Company committed to the strategic exit of its Control Devices particulate matter (“PM”) sensor product line (“PM Sensor Exit”). The estimated costs for the PM Sensor Exit include employee severance and termination costs, professional fees and other related costs such as potential commercial and supplier settlements. Non-cash charges include impairment of fixed assets and accelerated depreciation associated with PM sensor production. We recognized $2.4 million and $3.4 million of expense as a result of this initiative during 2021 and 2020, respectively. The only remaining costs relate to potential commercial settlements and legal fees which we continue to negotiate. The estimated additional costs related to these settlements and fees is up to $4.2 million.

In January 2019, the Company committed to a restructuring plan that resulted in the closure of its Canton Facility as of March 31, 2020 and the consolidation of manufacturing operations at that site into other Company locations (“Canton Restructuring”). The costs for the Canton Restructuring included employee severance and termination costs, contract termination costs, professional fees and other related costs such as moving and set-up costs for equipment and costs to restore the engineering function previously located at the Canton Facility.  We recognized less than $0.1 million and $3.0 million of expense as a result of these actions during the years ended December 31, 2021 and 2020, respectively. During the third quarter of 2020, we leased the Canton facility to a third party. On June 17, 2021, we sold the Canton Facility for net proceeds of $35.2 million and a net gain of $30.7 million.

In the fourth quarter of 2018, the Company undertook restructuring actions for the Electronics segment affecting the European Aftermarket business and China operations. In the second quarter of 2020, the Company finalized plans to move its European Aftermarket sales activities in Dundee, Scotland to a new location which resulted in incurring contract termination costs as well as employee severance and termination costs. In addition, the Company announced a restructuring program to transfer the European production of its Controls product line to China. For the years ended December 31, 2021 and 2020, we recognized expense of $0.3 million and $2.4 million, respectively, as a result of these actions for related costs. We do not expect to incur additional costs related to the Electronics segment restructuring.

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

On February 24, 2020, the Board of Directors authorized a new repurchase program for $50.0 million of outstanding Common Shares over an 18 month period. The repurchases could be made from time to time in either open market transactions or in privately negotiated transactions. Repurchases could also be made under rule 10b-18, which permit Common Shares to be repurchased through pre-determined criteria. The timing, volume and nature of repurchases of Common Shares was at the discretion of management, dependent on market conditions, other priorities of cash investment, applicable securities laws and other factors. This Common Share repurchase program authorization did not obligate the Company to acquire any particular amount of its Common Shares, and it could be suspended or discontinued at any time. For the quarter ended March 31, 2020, the Company repurchased 242,634 Common Shares for $5.0 million in accordance with this repurchase program authorization. In April 2020, the Company announced that it was temporarily suspending the previously announced share repurchase program in response to uncertainty surrounding the duration and magnitude of the impact of COVID-19. The 2020 repurchase program authorization expired during the third quarter of 2021 and no additional shares will be repurchased under this program.

In January 2020, Stoneridge Brazil paid dividends to former noncontrolling interest holders of Brazilian real (“R$”) 24.2 million ($6.0 million) as of December 31, 2019. The dividends payable balance included R$3.7 million ($1.0 million) in monetary correction for the year ended December 31, 2019 based on the Brazilian National Extended Consumer Price inflation index.

In December 2018, the Company entered into an agreement to make a $10.0 million investment in a fund (“Autotech Fund II”) managed by Autotech Ventures (“Autotech”), a venture capital firm focused on ground transportation technology.  The Company’s $10.0 million investment in the Autotech Fund II will be contributed over the expected ten-year life of the fund.  As of December 31 2021, the Company’s cumulative investment in the Autotech Fund II was $7.1 million. The Company contributed $3.2 million, net and $1.6 million to the Autotech Fund II during the years ended December 31, 2021 and 2020, respectively.

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

At December 31, 2021, we had a cash and cash equivalents balance of approximately $85.5 million, of which 57.0% was held in foreign locations. The Company has approximately $236.0 million of undrawn commitments under the Credit Facility as of December 31, 2021, which results in total undrawn commitments and cash balances of more than $319.8 million. However, despite the February 28, 2022 amendment, it is possible that future borrowing flexibility under our Credit Facility may be limited as a result of our financial performance.

Commitments and Contingencies

See Note 11 to the consolidated financial statements for disclosures of the Company’s commitments and contingencies.

Seasonality

Our Control Devices and Electronics segments are moderately seasonal, impacted by mid-year and year-end shutdowns and the ramp-up of new model production at key customers. In addition, the demand for our Stoneridge Brazil segment consumer products is generally higher in the second half of the year.

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

Our critical accounting policies, those most important to the financial presentation and those that are the most complex, subjective or require significant judgment, are as follows. For additional information, see Item 8 of Part II, “Financial Statements and Supplementary Data — Note 2 — Summary of Significant Accounting Policies.”

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

The annual impairment test for goodwill for the years ended December 31, 2021, 2020 and 2019 showed no impairment and fair value exceeded book value by more than 100%. A one percent increase in discount rates or a one percent decrease in revenue growth rates would not have resulted in a change in the conclusion regarding impairment.

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

Recently Issued Accounting Standards Not Yet Adopted as of December 31, 2021

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance in ASU 2020-04 provides temporary optional expedient and exceptions to the guidance in U.S. GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”) (also known as the “reference rate reform”). The guidance allows companies to elect not to apply certain modification accounting requirements to contracts affected by the reference rate reform, if certain criteria are met. The guidance will also allow companies to elect various optional expedients which would allow them to continue to apply hedge accounting for hedging relationships affected by the reference rate reform, if certain criteria are met. The new standard was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. As of December 31, 2021, the Company has not yet had contracts modified due to rate reform.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates

We are exposed to interest rate risk primarily from the effects of changes in interest rates. At December 31, 2021, approximately 96.9% of our outstanding debt was floating-rate and 3.1% was fixed-rate. We estimate that a 1.0% change in the interest costs of our floating-rate debt outstanding as of December 31, 2021 would change interest expense on an annual basis by approximately $1.6 million.

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

We estimate that a 10.0% unidirectional change in currency exchange rates relative to the U.S dollar would have changed our income before income taxes for the year ended December 31, 2021 by approximately $0.6 million.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Stoneridge, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Stoneridge, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Product warranty and recall reserves
Description of the Matter

The Company's reserves for product warranty and recall totaled $9.8 million at December 31, 2021. As described in Note 2 to the consolidated financial statements, the Company's reserve for product warranty and recall is based on several factors, including the historical trends of units sold and payment amounts, combined with the Company’s current understanding of existing warranty and recall claims. The warranty liability requires a forecast of the resolution of existing claims as well as expected future claims on products previously sold.

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

/s/Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Detroit, MI

February 28, 2022

STONERIDGE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, (in thousands)	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$85,547	$73,919
Accounts receivable, less reserves of $1,443 and $817, respectively	150,388	136,745
Inventories, net	138,115	90,548
Prepaid expenses and other current assets	36,774	33,452
Total current assets	410,824	334,664
Long-term assets:
Property, plant and equipment, net	107,901	119,324
Intangible assets, net	49,863	55,394
Goodwill	36,387	39,104
Operating lease right-of-use asset	18,343	18,944
Investments and other long-term assets, net	42,081	53,978
Total long-term assets	254,575	286,744
Total assets	$665,399	$621,408

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of debt	$5,248	$7,673
Accounts payable	97,679	86,103
Accrued expenses and other current liabilities	70,139	52,272
Total current liabilities	173,066	146,048
Long-term liabilities:
Revolving credit facility	163,957	136,000
Deferred income taxes	10,706	12,935
Operating lease long-term liability	14,912	15,434
Other long-term liabilities	6,808	14,357
Total long-term liabilities	196,383	178,726
Shareholders' equity:
Preferred Shares, without par value, 5,000 shares authorized, none issued	-	-
Common Shares, without par value, 60,000 shares authorized, 28,966 and 28,966 shares issued and 27,191 and 27,006 shares outstanding at June 30, 2021 and December 31, 2020, respectively, with no stated value	-	-
Additional paid-in capital	232,490	234,409
Common Shares held in treasury, 1,775 and 1,960 shares at June 30, 2021 and December 31, 2020, respectively, at cost	(55,264)	(60,482)
Retained earnings	215,748	212,342
Accumulated other comprehensive loss	(97,024)	(89,635)
Total shareholders' equity	295,950	296,634
Total liabilities and shareholders' equity	$665,399	$621,408

The accompanying notes are an integral part of these consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended December 31, (in thousands, except per share data)	2021	2020	2019

Net sales	$770,462	$648,006	$834,289
Costs and expenses:
Cost of goods sold	603,604	493,810	620,556
Selling, general and administrative	116,000	112,474	123,853
Gain on sale of Canton Facility, net	(30,718)	-	-
Gain on disposal of Non-core Product, net	-	-	(33,599)
Design and development	66,165	49,386	52,198
Operating income (loss)	15,411	(7,664)	71,281
Interest expense, net	5,189	6,124	4,324
Equity in earnings of investee	(3,658)	(1,536)	(1,578)
Other expense (income), net	1,444	(1,528)	142
Income (loss) before income taxes	12,436	(10,724)	68,393
Provision (benefit) for income taxes	9,030	(2,774)	8,102
Net income (loss)	$3,406	$(7,950)	$60,291

Earnings (loss) per share:
Basic	$0.13	$(0.29)	$2.17
Diluted	$0.12	$(0.29)	$2.13

Weighted-average shares outstanding:
Basic	27,114	27,025	27,792
Diluted	27,416	27,025	28,270

The accompanying notes are an integral part of these consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year ended December 31, (in thousands)	2021	2020	2019

Net income (loss)	$3,406	$(7,950)	$60,291

Other comprehensive (loss) income, net of tax:
Foreign currency translation (1)	(8,408)	2,677	(5,428)
Unrealized gain (loss) on derivatives (2)	1,019	(840)	(292)
Other comprehensive (loss) income, net of tax	(7,389)	1,837	(5,720)

Comprehensive (loss) income	$(3,983)	$(6,113)	$54,571

(1)	Net of tax expense of $267 for the year ended December 31, 2021.
(2)	Net of tax expense (benefit) of $271, $(223) and $(78) for the years ended December 31, 2021, 2020 and 2019, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31, (in thousands)	2021	2020	2019

OPERATING ACTIVITIES:
Net income (loss)	$3,406	$(7,950)	$60,291
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	27,823	27,309	24,904
Amortization, including accretion and write-off of deferred financing costs	6,648	5,926	6,579
Deferred income taxes	(511)	(7,953)	5,586
Earnings of equity method investee	(3,658)	(1,536)	(1,578)
(Gain) loss on sale of fixed assets	(165)	185	(98)
Share-based compensation expense	5,960	5,888	6,191
Excess tax benefit related to share-based compensation expense	(563)	(46)	(1,289)
Gain on sale of Canton Facility, net	(30,718)	-	-
Gain on disposal of business and joint venture, net	(2,942)	-	-
Gain on disposal of Non-core Products, net	-	-	(33,599)
Property, plant and equipment impairment charge	-	2,349	-
Change in fair value of earn-out contingent consideration	2,065	(3,196)	2,308
Changes in operating assets and liabilities:
Accounts receivable, net	(17,019)	4,164	(1,353)
Inventories, net	(51,270)	4,000	(15,653)
Prepaid expenses and other assets	(5,116)	1,342	(8,898)
Accounts payable	16,515	3,642	(6,980)
Accrued expenses and other liabilities	13,297	(5,483)	(11,906)
Net cash (used for) provided by operating activities	(36,248)	28,641	24,505

INVESTING ACTIVITIES:
Capital expenditures, including intangibles	(27,031)	(32,462)	(39,467)
Proceeds from sale of fixed assets	268	127	382
Proceeds from disposal of business, net	1,837	-	34,386
Proceeds from disposal of joint venture, net	20,999	-	-
Proceeds from sale of Canton Facility, net	35,167	-	-
Investment in venture capital fund, net	(3,199)	(1,550)	(1,600)
Net cash provided by (used for) investing activities	28,041	(33,885)	(6,299)

FINANCING ACTIVITIES:
Revolving credit facility borrowings	91,913	71,500	112,000
Revolving credit facility payments	(64,000)	(61,500)	(82,000)
Proceeds from issuance of debt	45,753	41,104	2,208
Repayments of debt	(48,125)	(37,823)	(2,953)
Earn-out consideration cash payment	-	-	(3,394)
Common Share repurchase program	-	(4,995)	(50,000)
Repurchase of Common Shares to satisfy employee tax withholding	(2,665)	(1,773)	(4,119)
Net cash provided by (used for) financing activities	22,876	6,513	(28,258)

Effect of exchange rate changes on cash and cash equivalents	(3,041)	3,247	(1,637)
Net change in cash and cash equivalents	11,628	4,516	(11,689)
Cash and cash equivalents at beginning of period	73,919	69,403	81,092

Cash and cash equivalents at end of period	$85,547	$73,919	$69,403

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,055	$5,620	$4,401
Cash paid for income taxes, net	$11,267	$(254)	$12,222

Supplemental disclosure of non-cash activities:
Adoption of ASU 2019-12 (Note 2)	$-	$13,750	$-

The accompanying notes are an integral part of these consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Number of					Accumulated
	Common	Number of	Additional	Common		other	Total
	Shares	treasury	paid-in	Shares held	Retained	comprehensive	shareholders'
(in thousands)	outstanding	shares	capital	in treasury	earnings	loss	equity
BALANCE , DECEMBER 31, 2018	28,488	478	231,647	(8,880)	146,251	(85,752)	283,266
Net income	—	—	—	—	60,291	—	60,291
Unrealized loss on derivatives, net	—	—	—	—	—	(292)	(292)
Currency translation adjustments	—	—	—	—	—	(5,428)	(5,428)
Issuance of Common Shares	407	(407)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(137)	137	—	(1,893)	—	—	(1,893)
Common Share repurchase program	(1,350)	1,350	(10,000)	(40,000)	—	—	(50,000)
Share-based compensation, net	—	—	3,960	—	—	—	3,960
BALANCE DECEMBER 31, 2019	27,408	1,558	$225,607	$(50,773)	$206,542	$(91,472)	$289,904

Net loss	—	—	—	—	(7,950)	—	(7,950)
Unrealized loss on derivatives, net	—	—	—	—	—	(840)	(840)
Currency translation adjustments	—	—	—	—	—	2,677	2,677
Issuance of Common Shares	285	(285)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(80)	80	—	5,286	—	—	5,286
Common Share repurchase program	(607)	607	10,000	(14,995)	—	—	(4,995)
Share-based compensation, net	—	—	(1,198)	—	—	—	(1,198)
Adoption of ASU 2019-12 (Note 2)	—	—	—	—	13,750	—	13,750
BALANCE DECEMBER 31, 2020	27,006	1,960	$234,409	$(60,482)	$212,342	$(89,635)	$296,634

Net income	—	—	—	—	3,406	—	3,406
Unrealized gain on derivatives, net	—	—	—	—	—	1,019	1,019
Currency translation adjustments	—	—	—	—	—	(8,408)	(8,408)
Issuance of Common Shares	265	(265)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(80)	80	—	5,218	—	—	5,218
Share-based compensation, net	—	—	(1,919)	—	—	—	(1,919)
BALANCE DECEMBER 31, 2021	27,191	1,775	$232,490	$(55,264)	$215,748	$(97,024)	$295,950

The accompanying notes are an integral part of these consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

1. Organization and Nature of Business

Stoneridge, Inc. and its subsidiaries are global designers and manufacturers of highly engineered electrical and electronic components, modules and systems for the automotive, commercial, off-highway and agricultural vehicle markets.

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

The Company’s investment in Minda Stoneridge Instruments Ltd. (“MSIL”) for the years ended December 31, 2020 and 2019 has been determined to be an unconsolidated entity, and therefore was accounted for under the equity method of accounting based on the Company’s 49% ownership in MSIL. The Company sold its equity interest in MSIL on December 30, 2021.

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

Accounts Receivable and Concentration of Credit Risk

Revenues are principally generated from the automotive, commercial, off-highway and agricultural vehicle markets. The Company’s largest customers are Volvo and VW Group, primarily related to the Electronics reportable segment and accounted for the following percentages of consolidated net sales:

	2021	2020	2019
Volvo	9%	8%	8%
VW Group	9%	9%	9%

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

December 31	2021	2020
Raw materials	$107,034	$67,775
Work-in-progress	9,755	7,005
Finished goods	21,326	15,768
Total inventories, net	$138,115	$90,548

Inventory valued using the FIFO method was $127,939 and $82,308 at December 31, 2021 and 2020, respectively. Inventory valued using the average cost method was $10,176 and $8,240 at December 31, 2021 and 2020, respectively.

Pre-production Costs Related to Long-term Supply Arrangements

Engineering, research and development and other design and development costs for products sold on long-term supply arrangements are expensed as incurred unless the Company has a contractual guarantee for reimbursement from the customer which are capitalized as pre-production costs. Costs for molds, dies and other tools used to make products sold on long-term supply arrangements for which the Company either has title to the assets or has the noncancelable right to use the assets during the term of the supply arrangement are capitalized in property, plant and equipment and amortized to cost of sales over the shorter of the term of the arrangement or over the estimated useful lives of the assets, typically three to seven years. Costs for molds, dies and other tools used to make products sold on long-term supply arrangements for which the Company has a contractual guarantee to a lump sum reimbursement from the customer are capitalized either as a component of prepaid expenses and other current assets or an investment and other long-term assets, net within the consolidated balance sheets. Capitalized pre-production costs were $16,292 and $14,259 at December 31, 2021 and 2020, respectively, and were recorded as a component of prepaid expenses and other current assets on the consolidated balance sheets.

Disposal of Non-Core Products

On April 1, 2019, the Company entered into an Asset Purchase Agreement by and among the Company, the Company’s wholly owned subsidiary, Stoneridge Control Devices, Inc. (“SCD”), and Standard Motor Products, Inc. (“SMP”). On the same day pursuant to the Asset Purchase Agreement, in exchange for $40,000 (subject to a post-closing inventory adjustment which was a payment to SMP of $1,573) and the assumption of certain liabilities, the Company and SCD sold to SMP, product lines and assets related to certain non-core switches and connectors (the “Non-core Products”). On April 1, 2019, the Company and SMP also entered into certain ancillary agreements, including a transition services agreement, a contract manufacturing agreement and a supply agreement, pursuant to which the Company provided and was compensated for certain manufacturing, transitional, and administrative and support services to SMP on a short-term basis. The products related to the Non-core Products were manufactured in Juarez, Mexico and Canton, Massachusetts,

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

and include ball switches, ignition switches, rotary switches, courtesy lamps, toggle switches, headlamp switches and other related components.

On April 1, 2019, the Company’s Control Devices segment recognized net sales and costs of goods sold (“COGS”) of $4,160 and $2,775, respectively, for the one-time sale of Non-core Product finished goods inventory and a gain on disposal of $33,921, net for the sale of fixed assets, intellectual property and customer lists associated with the Non-core Products less transaction costs. The Company recognized transaction costs associated with the disposal of Control Devices’ Non-core Products of $322 within selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2019.

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

There were no Non-core Product net sales for the years ended December 31, 2021 or 2020. Non-core Products net sales and operating income, including sales to SMP pursuant to the contract manufacturing agreement, were $41,560 and $4,831 for the year ended December 31, 2019, respectively.

Disposal of Particulate Matter Sensor Business

On March 8, 2021, the Company entered into an Asset Purchase Agreement (the “APA”) by and among the Company, the Company’s wholly owned subsidiary, Stoneridge Electronics AS, as the Sellers, and Standard Motor Products, Inc. (“SMP”) and SMP Poland SP Z O.O., as the Buyers. Pursuant to the APA the Company agreed to sell to the Buyers the Company’s assets located in Lexington, Ohio and Tallinn, Estonia related to the manufacturing of particulate matter sensor products and related service part operations (together, the “PM sensor business”). In the past, the Company has sometimes referred to the PM sensor assets as the Company’s soot sensing business. The Buyers did not acquire any of the Company’s locations or employees. The purchase price for the sale of the PM sensor assets was $4,000 (subject to a post-closing inventory adjustment which was a payment to SMP of $1,133) plus the assumption of certain liabilities. The purchase price was allocated among PM sensor product lines, Gen 1 and Gen 2 as defined under the APA. The purchase price allocated to Gen 1 fixed assets and inventory and Gen 2 fixed assets was $3,214 and $786, respectively. The sale of the Gen 2 assets occurred during November 2021, upon completion of the Company’s supply commitments to certain customers. The Company and SMP also entered into certain ancillary agreements, including a contract manufacturing agreement, a transitional services agreement, and a supply agreement, pursuant to which the Company will provide and be compensated for certain manufacturing, transitional, administrative and support services to SMP on a short-term basis.

On March 8, 2021 the Company’s Control Devices segment recognized net sales and cost of goods sold of $971 and $898, respectively, for the one-time sale of Gen 1 inventory and a gain on disposal of $740 for the sale of Gen 1 fixed assets less transaction costs of $60 within SG&A during the three months ended March 31, 2021.

Pursuant to the contract manufacturing agreement, the Company produced and sold PM sensor Gen 1 finished goods inventory to SMP for net sales of $8,042 in the year ended December 31, 2021. In addition, the Company received $783 for services provided pursuant to the transition services agreement which were recognized as a reduction in SG&A for the year ended December 31, 2021.

PM sensor Gen 1 net sales, including sales of $8,042 to SMP pursuant to the contract manufacturing agreement and the sale of Gen 1 inventory components of $2,283 and operating income were $12,592 and $1,415, respectively, for the year ended December 31, 2021. PM sensor Gen 1 net sales and operating income were $8,814 and $1,090, respectively, for the year ended December 31, 2020. PM sensor Gen 1 net sales and operating loss were $10,951 and $438, respectively, for the year ended December 31, 2019.

The Company completed the PM sensor Gen 2 product supply commitments and ended production on September 23, 2021. In November 2021, the Company’s Control Devices segment recognized proceeds of $786 and a gain on disposal of $408 for the sale of the Gen 2 fixed assets within SG&A, for the year ended December 31, 2021.

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

Sale of Canton Facility

On May 7, 2021, the Company entered into a Real Estate Purchase and Sale Agreement (the “Agreement”) with Sun Life Assurance Company of Canada, a Canadian corporation (the “Buyer”), to sell the Canton Facility for $38,200 (subject to adjustment pursuant to the Agreement).

On June 17, 2021, pursuant to the Agreement, as amended after May 7, 2021, the Company closed the sale of the Canton Facility to the Buyer for an adjusted purchase price of $37,900. The Company recognized in the Control Devices segment, net proceeds of $35,167 and a gain, net of direct selling costs, of $30,718.

Sale of MSIL

On November 2, 2021, the Company entered into a Share Purchase Agreement (the “SPA”) with Minda Corporation Limited (“Minda”), as the buyer, and MSIL. Pursuant to the SPA the Company agreed to sell to Minda the Company’s minority interest in MSIL for approximately $21,500 equivalent Indian Rupee which was payable in U.S. dollars at closing.

On December 30, 2021, pursuant to the SPA, the Company closed the sale of MSIL to Minda for $21,587. The Company recognized net proceeds of $20,999 and a gain, net of transaction costs, of $1,794.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and consist of the following:
December 31	2021	2020
Land and land improvements	$3,064	$4,447
Buildings and improvements	28,842	39,784
Machinery and equipment	249,365	253,563
Office furniture and fixtures	8,701	9,993
Tooling	41,391	40,967
Information technology	30,454	28,491
Vehicles	741	654
Leasehold improvements	5,592	5,198
Construction in progress	12,584	19,744
Total property, plant, and equipment	380,734	402,841
Less: accumulated depreciation	(272,833)	(283,517)
Property, plant and equipment, net	$107,901	$119,324

Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $27,823, $27,309 and $24,904, respectively. Depreciable lives within each property classification are as follows:

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

Goodwill was $36,387 and $39,104 at December 31, 2021 and 2020, respectively, all of which relates to the Electronics segment. Goodwill is not amortized, but instead is tested for impairment at least annually, or earlier when events and circumstances indicate that it is more likely than not that such assets have been impaired, by applying a fair value-based test. In conducting our annual impairment assessment testing, we first perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If not, no further goodwill impairment testing is performed. If it is more likely than not that a reporting unit’s fair value is less than its carrying amount, or if we elect not to perform a qualitative assessment of a reporting unit, we then compare the fair value of the reporting unit to the related net book value. If the net book value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized.

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

The Company utilizes an income statement approach to estimate the fair value of a reporting unit and a market valuation approach to further support this analysis. The income approach is based on projected debt-free cash flow which is discounted to the present value using discount factors that consider the timing and risk of cash flows. We believe that this approach is appropriate because it provides a fair value estimate based on the reporting unit’s expected long-term operating cash flow performance. This approach also mitigates the impact of cyclical trends that occur in the industry. Fair value is estimated using internally developed forecasts, as well as commercial and discount rate assumptions. The discount rate used is the value-weighted average of our estimated cost of equity and of debt (“cost of capital”) derived using both known and estimated customary market metrics. Our weighted average cost of capital is adjusted to reflect a risk factor, if necessary. Other significant assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures and changes in future working capital requirements. While there are inherent uncertainties related to the assumptions used and to management’s application of these assumptions to this analysis, we believe that the income statement approach provides a reasonable estimate of the fair value of a reporting unit. The market valuation approach is used to further support our analysis. There was no impairment of goodwill for the years ended December 31, 2021, 2020 or 2019.

Goodwill and changes in the carrying amount of goodwill for the Electronics segment for the years ended December 31, 2021 and 2020 were as follows:

	2021	2020
Balance at January 1	$39,104	$35,874
Currency translation	(2,717)	3,230
Balance at December 31	$36,387	$39,104

The Company’s cumulative goodwill impairment loss since inception was $300,083 at December 31, 2021 and 2020, which includes Stoneridge Brazil’s goodwill impairment in 2014 and goodwill impairment recorded by the Company’s Control Devices segment in 2008 and 2004.

Other Intangible Assets

Other intangible assets, net at December 31, 2021 and 2020 consisted of the following:

	Acquisition	Accumulated
As of December 31, 2021	cost	amortization	Net
Customer lists	$45,000	$(20,240)	$24,760
Tradenames	16,016	(6,655)	9,361
Technology	12,855	(8,922)	3,933
Capitalized software development	12,433	(624)	11,809
Total	$86,304	$(36,441)	$49,863

	Acquisition	Accumulated
As of December 31, 2020	cost	amortization	Net
Customer lists	$48,339	$(18,530)	$29,809
Tradenames	17,201	(6,290)	10,911
Technology	13,799	(8,079)	5,720
Capitalized software development	8,954	-	8,954
Total	$88,293	$(32,899)	$55,394

Other intangible assets, net at December 31, 2021 for customer lists, tradenames, technology and capitalized software development include $19,480, $4,084, $1,590 and $8,635, respectively, related to the Electronics segment. Customer lists, tradenames and technology of $5,280, $5,277 and $2,258, respectively, related to the Stoneridge Brazil segment at December 31, 2021. Capitalized software development and technology of $3,174 and $85, respectively, related to the Control Devices segment at December 31, 2021.

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

The Company designs and develops software that will be embedded into certain products and sold to customers. Software development costs are capitalized after the software product development reaches technological feasibility and until the software product becomes available for general release to customers. These intangible assets are amortized using the straight-line method over estimated useful lives generally ranging from three to seven years.

The Company recognized $5,387, $5,399 and $5,955 of amortization expense related to intangible assets in 2021, 2020 and 2019, respectively. Amortization expense is included as a component of Overhead and SG&A on the consolidated statements of operations. Annual amortization expense for intangible assets is estimated to be approximately $7,000 for the year 2022 and approximately $6,200 for the years 2023 through 2026. The weighted-average remaining amortization period is approximately 8 years.

There were no intangible impairment charges for the years ended December 31, 2021, 2020 or 2019.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

As of December 31	2021	2020
Compensation related liabilities	$18,716	$21,852
Product warranty and recall obligations	6,752	9,044
Other (A)	44,671	21,376
Total accrued expenses and other current liabilities	$70,139	$52,272
(A)	“Other” is comprised of miscellaneous accruals, none of which individually contributed a significant portion of the total.

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

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

Foreign currency transactions are remeasured into the functional currency using translation rates in effect at the time of the transaction with the resulting adjustments included on the consolidated statements of operations within other expense (income), net. These foreign currency transaction losses (gains), including the impact of hedging activities, were $2,037, $(997) and $372 for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Product Warranty and Recall Reserves

Amounts accrued for product warranty and recall claims are established based on the Company’s best estimate of the amounts necessary to settle existing and future claims on products sold as of the balance sheet dates. These accruals are based on several factors including past experience, production changes, industry developments and various other considerations. Our estimate is based on historical trends of units sold and claim payment amounts, combined with our current understanding of the status of existing claims and discussions with our customers. The key factors in our estimate are the stated or implied warranty period, the customer source, customer policy decisions regarding warranties and customers seeking to holding the Company responsible for their product warranties. The Company can provide no assurances that it will not experience material claims or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued. The current portion of the product warranty and recall reserve is included as a component of accrued expenses and other current liabilities on the consolidated balance sheets. Product warranty and recall includes $3,094 and $3,647 of a long-term liability at December 31, 2021 and 2020, respectively, which is included as a component of other long-term liabilities on the consolidated balance sheets.

The following provides a reconciliation of changes in the product warranty and recall reserve:

Year ended December 31,	2021	2020
Product warranty and recall at beginning of period	$12,691	$10,796
Accruals for warranties established during period	7,037	5,898
Aggregate changes in pre-existing liabilities due to claim developments	201	1,794
Settlements made during the period	(9,647)	(6,297)
Foreign currency translation	(436)	500
Product warranty and recall at end of period	$9,846	$12,691

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

Design and Development Costs

Expenses associated with the development of new products, and changes to existing products, other than capitalized software development costs, are charged to expense as incurred, and are included in the Company’s consolidated statements of operations as a separate component of costs and expenses. These product development costs amounted to $66,165, $49,386 and $52,198 for the years ended December 31, 2021, 2020 and 2019, respectively, or 8.8%, 7.6% and 6.3% of net sales for these respective periods.

Research and Development Activities

The Company enters into research and development contracts with certain customers, which generally provide for reimbursement of costs. The Company incurred and was reimbursed for contracted research and development costs of $15,849, $19,302 and $15,096 for the years ended December 31, 2021, 2020 and 2019, respectively.

Share-Based Compensation

At December 31, 2021, the Company had two types of share-based compensation plans: (1) 2016 Long-Term Incentive Plan for employees and (2) the 2018 Amended and Restated Directors’ Restricted Shares Plan, for non-employee directors. See Note 8 for additional details on share-based compensation plans.

Total compensation expense recognized as a component of SG&A expense on the consolidated statements of operations for share-based compensation arrangements was $5,960, $5,888 and $6,191 for the years ended December 31, 2021, 2020 and 2019, respectively. There was no share-based compensation expense capitalized in inventory during 2021, 2020 or 2019. Share-based compensation expense is calculated using estimated volatility and forfeitures based on historical data, future expectations and the expected term of the share-based compensation awards.

Financial Instruments and Derivative Financial Instruments

Financial instruments, including derivative financial instruments, held by the Company include cash and cash equivalents, accounts receivable, accounts payable, long-term debt, net investment hedge, interest rate swap agreement and foreign currency forward contracts. The carrying value of cash and cash equivalents, accounts receivable and accounts payable is considered to be representative of fair value because of the short maturity of these instruments. See Note 10 for fair value disclosures of the Company’s financial instruments.

Common Shares Held in Treasury

The Company accounts for Common Shares held in treasury under the cost method (applied on a FIFO basis) and includes such shares as a reduction of total shareholders’ equity.

Earnings (Loss) Per Share

Basic earnings (loss) per share was computed by dividing net income (loss) by the weighted-average number of Common Shares outstanding for each respective period. Diluted earnings per share was calculated by dividing net income (loss) by the weighted-average of all potentially dilutive Common Shares that were outstanding during the periods presented. However, for all periods in which the Company recognized a net loss, the Company did not recognize the effect of the potential dilutive securities as their inclusion would be anti-dilutive. Potential dilutive shares of 372,937 for the year ended December 31, 2020 were excluded from diluted loss per share because the effect would have been anti-dilutive.

Actual weighted-average Common Shares outstanding used in calculating basic and diluted net income per share were as follows:

Year ended December 31,	2021	2020	2019
Basic weighted-average Common Shares outstanding	27,114,359	27,024,571	27,791,799
Effect of dilutive shares	301,175	-	478,296
Diluted weighted-average Common Shares outstanding	27,415,534	27,024,571	28,270,095

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

There were 580,116, 752,784 and 566,337 performance-based right to receive Common Shares outstanding at December 31, 2021, 2020 and 2019. These performance-based restricted and right to receive Common Shares are included in the computation of diluted earnings per share based on the number of Common Shares that would be issuable if the end of the year were the end of the contingency period.

Deferred Financing Costs, net

Deferred financing costs are amortized over the life of the related financial instrument using the straight-line method, which approximates the effective interest method. Deferred financing cost amortization and debt discount accretion, for the years ended December 31, 2021, 2020 and 2019 was $643, $506 and $624, respectively, and is included as a component of interest expense, net in the consolidated statements of operations. In 2019, the Company capitalized $1,366 of deferred financing costs as a result of entering into the 2019 Credit Facility. In connection with the 2019 Credit Facility, the Company wrote off a portion of the previously recorded deferred financing costs of $275 in interest expense, net during the year ended December 31, 2019. In 2020, the Company capitalized an additional $1,079 of deferred financing costs as a result of entering into Amendment No. 1 to the 2019 Credit Facility. See Note 5 to the consolidated financial statements for additional details regarding the 2019 Credit Facility and related deferred financing costs. The Company has elected to continue to present deferred financing costs within long-term assets in the Company’s consolidated balance sheets. Deferred financing costs, net, were $1,563 and $2,187, as of December 31, 2021 and 2020, respectively.

Equity and Changes in Accumulated Other Comprehensive Loss by Component

Common Share Repurchase

On October 26, 2018, the Company’s Board of Directors authorized the Company to repurchase up to $50,000 of Common Shares. Thereafter, on May 7, 2019, the Company entered into a Master Confirmation (the “Master Confirmation”) and a Supplemental Confirmation, together with the Master Confirmation, the Accelerated Share Repurchase Agreement (“ASR Agreement”), with Citibank N.A. (the “Bank”) to purchase Company Common Shares for a payment of $50,000 (the “Prepayment Amount”). Under the terms of the ASR Agreement, on May 7, 2019, the Company paid the Prepayment Amount to the Bank and received on May 8, 2019 an initial delivery of 1,349,528 Company Common Shares, which was approximately 80% of the total number of Company Common Shares expected to be repurchased under the ASR Agreement based on the closing price of the Company’s Common Shares on May 7, 2019. These Common Shares became treasury shares and were recorded as a $40,000 reduction to shareholder’s equity. The remaining $10,000 of the Prepayment Amount was recorded as a reduction to shareholders’ equity as an unsettled forward contract indexed to our Common Shares. The Company excluded the potential share impact of the remaining shares from the computation of diluted earnings per share as these Common Shares are anti-dilutive for year ended December 31, 2019.

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

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss for the years ended December 31, 2021 and 2020 were as follows:

	Foreign	Unrealized
	currency	gain (loss)
	translation	on derivatives	Total
Balance at January 1, 2021	$(88,795)	$(840)	$(89,635)
Other comprehensive (loss) income before reclassifications	(8,408)	859	(7,549)
Amounts reclassified from accumulated other comprehensive loss	-	160	160
Net other comprehensive (loss) income, net of tax	(8,408)	1,019	(7,389)
Balance at December 31, 2021	$(97,203)	$179	$(97,024)

Balance at January 1, 2020	$(91,472)	$-	$(91,472)
Other comprehensive income (loss) before reclassifications	2,677	(2,366)	311
Amounts reclassified from accumulated other comprehensive loss	-	1,526	1,526
Net other comprehensive income (loss), net of tax	2,677	(840)	1,837
Balance at December 31, 2020	$(88,795)	$(840)	$(89,635)

Reclassifications

Certain prior period amounts have been reclassified to conform to their 2021 presentation in the consolidated financial statements.

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

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

Recently Issued Accounting Standards Not Yet Adopted as of December 31, 2021

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance in ASU 2020-04 provides temporary optional expedient and exceptions to the guidance in U.S. GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”) (also known as the “reference rate reform”). The guidance allows companies to elect not to apply certain modification accounting requirements to contracts affected by the reference rate reform, if certain criteria are met. The guidance will also allow companies to elect various optional expedients which would allow them to continue to apply hedge accounting for hedging relationships affected by the reference rate reform, if certain criteria are met. The new standard was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. As of December 31, 2021, the Company has not yet had contracts modified due to rate reform.

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

Electronics. Our Electronics segment designs and manufactures driver information systems, camera-based vision systems, connectivity and compliance products and electronic control units. These products are sold principally to the commercial vehicle market primarily through our OEM and aftermarket channels in the European, North American and Asia Pacific regions. The camera-based vision systems and related products are sold principally to the commercial vehicle and off-highway vehicle markets in the European and North American regions.

Stoneridge Brazil. Our Stoneridge Brazil segment (“SRB”) primarily serves the South American region and specializes in the design, manufacture and sale of vehicle tracking devices and monitoring services, vehicle security alarms and convenience accessories, in-vehicle audio and infotainment devices and telematics solutions. Stoneridge Brazil sells its products through the aftermarket distribution channel, to factory authorized dealer installers, also referred to as original equipment services, directly to OEMs and through mass merchandisers. In addition, monitoring services and tracking devices are sold directly to corporate customers and individual consumers.

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

The following tables disaggregate our revenue by reportable segment and geographical location(1) for the periods ended December 31, 2021, 2020 and 2019:

	Control Devices			Electronics			Stoneridge Brazil			Consolidated
Year ended December 31,	2021	2020	2019	2021	2020	2019	2021	2020	2019	2021	2020	2019
Net Sales:
North America	$282,525	$261,967	$365,010	$104,419	$68,561	$92,623	$-	$-	$-	$386,944	$330,528	$457,633
South America	-	-	-	-	-	-	56,777	47,663	67,534	56,777	47,663	67,534
Europe	12,681	29,679	22,467	248,468	184,579	236,994	-	-	-	261,149	214,258	259,461
Asia Pacific	60,569	50,930	44,083	5,023	4,627	5,578	-	-	-	65,592	55,557	49,661
Total net sales	$355,775	$342,576	$431,560	$357,910	$257,767	$335,195	$56,777	$47,663	$67,534	$770,462	$648,006	$834,289

(1)	Company sales based on geographic location are where the sale originates not where the customer is located.

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

Contract Balances

The Company had no material contract assets, contract liabilities or capitalized contract acquisition costs as of December 31, 2021 or 2020.

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

4. Investments

Minda Stoneridge Instruments Ltd.

The Company had a 49% equity interest in MSIL, a company based in India that manufactures electronics, instrumentation equipment and sensors primarily for the motorcycle, commercial vehicle and automotive markets. As discussed in Note 2, the Company sold its equity interest in MSIL on December 30, 2021. The investment was accounted for under the equity method of accounting. The Company’s investment in MSIL, recorded as a component of investments and other long-term assets, net on the consolidated balance sheets, was $13,547 as of December 31, 2020. Equity in earnings of MSIL included in the consolidated statements of operations were $1,776, $1,477 and $1,578 for the years ended December 31, 2021, 2020 and 2019, respectively.

PST Eletrônica Ltda.

The Company had a 74% controlling interest in Stoneridge Brazil from December 31, 2011 through May 15, 2017. On May 16, 2017, the Company acquired the remaining 26% noncontrolling interest in Stoneridge Brazil. As part of the acquisition agreement, the Company will be required to pay additional earn-out consideration based on Stoneridge Brazil’s financial performance in 2021. The final earn-out consideration of $7,351 will be paid in the second quarter of 2022. See Note 10 for the fair value and foreign currency adjustments of the earn-out consideration for the current and prior periods.

Stoneridge Brazil had dividends payable to former noncontrolling interest holders of Brazilian real (“R$”) 24,154 ($6,010) as of December 31, 2019. These dividends were paid in January 2020.

Other Investments

In December 2018, the Company entered into an agreement to make a $10,000 investment in a fund (“Autotech Fund II”) managed by Autotech Ventures (“Autotech”), a venture capital firm focused on ground transportation technology which is accounted for under the equity method of accounting. The Company’s $10,000 investment in the Autotech Fund II will be contributed over the expected ten year life of the fund. The Company contributed $3,450 to and received $251 in distributions from the Autotech Fund II during the year ended December 31, 2021. The Company contributed $1,550 to the Autotech Fund II during the year ended December 31, 2020. The Company has a 6.3% interest in Autotech Fund II. The Company recognized earnings of $1,882 and $59 during the years ended December 31, 2021 and 2020, respectively. The Autotech Fund II investment recorded in investments and other long-term assets, net in the consolidated balance sheet was $8,517 and $3,436 as of December 31, 2021 and 2020, respectively.

5. Debt

	December 31,	December 31,	Interest rates at
	2021	2020	December 31, 2021	Maturity
Revolving Credit Facility
Credit Facility	$163,957	$136,000	2.40%	June 2024

Debt
Stoneridge Brazil short-term obligations	-	1,561
Sweden short-term credit line	2,099	1,591	2.60%	January 2022
Suzhou short-term credit line	3,149	4,521	4.00% - 4.30%	May 2022 - October 2022
Total debt	5,248	7,673
Less: current portion	(5,248)	(7,673)
Total long-term debt, net	$-	$-

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

Amendment No. 1 changed the leverage based LIBOR pricing grid through the maturity date of the Credit Facility and also provides for a LIBOR floor of 50 basis points on outstanding borrowings excluding any Specified Hedge Borrowings (as defined) which remain subject to a LIBOR floor of 0 basis points. As of December 31, 2021, Specified Hedge Borrowings were $50,000.

The Company capitalized an additional $1,086 of deferred financing costs as a result of entering into Amendment No. 1.

On December 17, 2021, the Company entered into Amendment No. 2 to the Fourth Amended and Restated Credit Agreement (“Amendment No. 2”). Amendment No. 2 implemented non-LIBOR interest reference rates for borrowings in euros and British pounds.

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

Due to the ongoing impacts of the COVID-19 pandemic and supply chain disruptions on the Company’s end-markets and the resulting financial impacts on the Company, on February 28, 2022, the Company entered into Amendment No. 3 to the Fourth Amended and Restated Credit Agreement (“Amendment No. 3”). Amendment No. 3 reduces the total revolving credit commitments from $400.0 million to $300.0 million and the maximum permitted amount of swing loans from $40.0 million to $30.0 million. Amendment No. 3 provides for certain financial covenant relief and additional covenant restrictions during the “Specified Period” (the period from February 28, 2022 until the date that the Company delivers a compliance certificate for the quarter ending March 31, 2023 in form and substance satisfactory to the administrative agent). During the Specified Period:

●	the maximum net leverage ratio is changed to 4.0x for the year ended December 31, 2021, suspended for the quarters ending March 31, 2022 through September 30, 2022 and cannot exceed 4.75 to 1.00 for the quarter ended December 31, 2022 or 3.50 to 1.00 for the quarter ended March 31, 2023;
●	the minimum interest coverage ratio of 3.50 is reduced to 2.50 for the quarter ended March 31, 2022, 2.25 for the quarter ended June 30, 2022 and 3.00 for the quarters ended September 30, 2022 and December 31, 2022;
●	an additional condition to drawing on the Credit Facility has been added that restricts borrowings if the Company’s total of 100% of domestic and 65% of foreign cash and cash equivalents exceeds $70.0 million;
●	there are certain additional restrictions on Restricted Payments (as defined); and
●	a Permitted Acquisition (as defined) may not be consummated unless the net leverage ratio is below 3.50x during the Specified Period.

Amendment No. 3 changes the leverage based LIBOR pricing grid through the maturity date and also retains a LIBOR floor of 50 basis points on outstanding borrowings excluding any Specified Hedge Borrowings (as defined) which remain subject to a LIBOR floor of 0 basis points.

Amendment No. 3 also incorporates hardwired mechanics to permit a future replacement of LIBOR as the interest reference rate without lender consent.

Borrowings outstanding on the Credit Facility, were $163,957 and $136,000 at December 31, 2021 and 2020, respectively.

The Company was in compliance with all credit facility covenants at December 31, 2021, as a result of Amendment No. 3, and at December 31, 2020.

The Company also had outstanding letters of credit of $1,698 and $1,720 at December 31, 2021 and 2020, respectively.

Debt

Stoneridge Brazil maintained short-term notes used for working capital purposes during 2021 and 2020 which had fixed or variable interest rates. There were no borrowings outstanding on these notes at December 31, 2021.

The Company’s wholly-owned subsidiary located in Sweden, has an overdraft credit line which allows overdrafts on the subsidiary’s bank account up to a daily maximum level of 20,000 Swedish krona, or $2,213 and $2,435 at December 31, 2021 and 2020, respectively. At December 31, 2021 there was 18,973 Swedish krona, or $2,099, outstanding on this overdraft credit line. At December 31, 2020, there was 13,072 Swedish krona, or $1,591, outstanding on this overdraft credit line. During the year ended December 31, 2021, the subsidiary borrowed 352,368 Swedish krona, or $38,982, and repaid 346,467 Swedish krona, or $38,329.

The Company’s wholly-owned subsidiary located in Suzhou, China, has two credit lines (the “Suzhou credit line”) which allow up to a maximum borrowing level of 50,000 Chinese yuan, or $7,871 and $7,663 at December 31, 2021 and 2020, respectively. At December 31, 2021 and 2020 there was $3,149 and $4,521, respectively, in borrowings outstanding on the Suzhou credit line with weighted-average interest rates of 4.15% and 4.32%, respectively. The Suzhou credit line is included on the consolidated balance sheet within current portion of debt. In addition, the Suzhou subsidiary has a bank acceptance draft line of credit which facilitates the extension of trade payable payment terms by 180 days. This bank acceptance draft line of credit allows up to a maximum borrowing level of 15,000 Chinese yuan, or $2,361 and $2,299, at December 31, 2021 and 2020, respectively. There was $2,182 and $414 utilized on the Suzhou bank acceptance draft line of credit at December 31, 2021 and 2020, respectively.

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

At December 31, 2021, the future maturities of the Credit Facility and debt were as follows:

Year ended December 31,
2022	$5,248
2023	-
2024	163,957
2025	-
2026	-
Total	$169,205

6. Income Taxes

The income tax expense (benefit) included in the accompanying consolidated statement of operations represents federal, state and foreign income taxes. The components of income (loss) before income taxes and the (benefit) provision for income taxes consist of the following:

Year ended December 31,	2021	2020	2019
Income before income taxes:
Domestic	$11,596	$(25,403)	$30,464
Foreign	840	14,679	37,929
Total income before income taxes	$12,436	$(10,724)	$68,393

Provision for income taxes:
Current:
Federal	$-	$(3)	$(4,384)
State and foreign	9,542	5,182	6,900
Total current expense	$9,542	$5,179	$2,516

Deferred:
Federal	$714	$(8,512)	$6,780
State and foreign	(1,226)	559	(1,194)
Total deferred benefit	(512)	(7,953)	5,586
Total income tax expense	$9,030	$(2,774)	$8,102

A summary of the differences between the statutory federal income tax rate of 21.0% and the consolidated provision for income taxes is shown below.

Year ended December 31,	2021	2020	2019
Statutory U.S. federal income tax provision (benefit)	$2,612	$(2,252)	$14,363
State income taxes, net of federal tax benefit	942	(647)	152
Tax credits and incentives	(3,316)	(2,791)	(6,297)
Foreign tax rate differential	730	90	1,347
Impact of change in enacted tax law	227	1,108	993
Change in valuation allowance	5,070	2,174	(138)
U.S. tax on foreign earnings	(347)	(519)	(3,373)
Tax impact of unconsolidated subsidiaries	1,828	(323)	(331)
Unremitted earnings on foreign subsidiaries	835	86	-
Compensation and benefits	358	362	(469)
Other	91	(62)	1,855
Provision (benefit) for income taxes	$9,030	$(2,774)	$8,102

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

Significant components of the Company’s deferred tax assets and liabilities were as follows:

As of December 31,	2021	2020
Deferred tax assets:
Inventories	$1,692	$1,858
Employee compensation and benefits	2,420	2,306
Accrued liabilities and reserves	4,486	3,649
Property, plant and equipment	751	943
Tax loss carryforwards	13,479	12,307
Tax credit carryforwards	24,173	22,949
Lease liability	3,712	4,199
Other	647	897
Gross deferred tax assets	51,360	49,108
Less: Valuation allowance	(14,516)	(10,237)
Deferred tax assets less valuation allowance	36,844	38,871

Deferred tax liabilities:
Property, plant and equipment	(1,235)	(2,400)
Intangible assets	(11,767)	(13,630)
Right-of-use-assets	(3,493)	(4,076)
Other	(5,021)	(4,793)
Gross deferred tax liabilities	(21,516)	(24,899)
Net deferred tax assets	$15,328	$13,972

The balance sheet classification of our net deferred tax asset is shown below:

Year ended December 31,	2021	2020
Long-term deferred tax assets	$26,034	$26,907
Long-term deferred tax liabilities	(10,706)	(12,935)
Net deferred tax assets	$15,328	$13,972

The Company has recognized deferred taxes related to foreign withholding taxes and the expected foreign currency impact upon repatriation from foreign subsidiaries not considered indefinitely reinvested. At December 31, 2021, the aggregate undistributed earnings of our foreign subsidiaries amounted to $43,530.

Based on the Company’s review of both positive and negative evidence regarding the realizability of deferred tax assets at December 31, 2021, a valuation allowance is recorded against certain deferred tax assets based upon the conclusion that it was more likely than not they would not be realized.

The Company has net operating loss carry forwards of $76,986 and $53,761 for state and foreign tax jurisdictions, respectively. The state net operating losses expire from 2030-2041 or have indefinite lives and the foreign net operating losses expire from 2022-2026 or have indefinite lives. The Company has general business and foreign tax credit carry forwards of $22,087, $963 and $1,122 for U.S. federal, state and foreign jurisdictions, respectively. The U.S. federal general business credits, if unused, begin to expire in 2025, and the state and foreign tax credits expire at various times.

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

The following is a reconciliation of the Company’s total gross unrecognized tax benefits:

	2021	2020	2019
Balance as of January 1	$3,449	$3,449	$3,481
Tax positions related to the current year:
Additions	-	-	-
Tax positions related to the prior years:
Reductions	-	-	(32)
Expirations of statutes of limitation	(558)	-	-
Balance as of December 31	$2,891	$3,449	$3,449

At December 31, 2021, the Company has classified $2,891 as a reduction to non-current deferred income tax assets. If the Company’s tax positions are sustained by the taxing authorities in favor of the Company, the amount that would affect the Company’s effective tax rate is approximately $2,891 and $3,449 at December 31, 2021 and 2020, respectively.

The Company classifies interest expense and, if applicable, penalties which could be assessed related to unrecognized tax benefits as a component of income tax expense. For the years ended December 31, 2021, 2020 and 2019, the Company recognized approximately $0, $0 and $(5) of gross interest and penalties, respectively.

The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The following table summarizes the open tax years for each jurisdiction:

Jurisdiction	Open Tax Years
U.S. Federal	2017-2021
Argentina	2016-2021
Brazil	2014-2021
China	2018-2021
France	2018-2021
Germany	2017-2021
Italy	2016-2021
Mexico	2016-2022
Netherlands	2017-2021
Spain	2017-2021
Sweden	2016-2021
United Kingdom	2020-2021

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

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

For the leases identified, right of use (“ROU”) assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, the Company used the calculated incremental borrowing rate based on the information available at the implementation date, and going forward at the commencement date, in determining the present value of lease payments. The Company will use the implicit rate when readily determinable. The ROU asset includes the carrying amount of the lease liability, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received. The Company’s lease terms may include options to extend or terminate the lease and such options are included in the lease term when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Lease expenses are recognized within COGS, SG&A and D&D costs in the consolidated statements of operations. The Company has made the policy election to account for lease and non-lease components as a single lease component for all of its leases.

The components of lease expense are as follows:

Year ended December 31,	2021	2020
Operating lease cost	$5,581	$5,330
Short-term lease cost	843	665
Variable lease cost	553	614
Total lease cost	$6,977	$6,609

Balance sheet information related to leases is as follows:

As of December 31,	2021	2020
Assets:
Operating lease right-of-use assets	$18,343	$18,944

Liabilities:
Operating lease current liability, included in other current liabilities	$4,203	$4,271
Operating lease long-term liability	14,912	15,434
Total leased liabilities	$19,115	$19,705

Maturities of operating lease liabilities are as follows:

As of December 31,	2021
2022	$4,776
2023	4,462
2024	4,045
2025	3,302
2026	2,080
Thereafter	3,327
Total future minimum lease payments	$21,992
Less: imputed interest	(2,877)
Total lease liabilities	$19,115

Weighted-average remaining lease term and discount rate for operating leases is as follows:

As of December 31,	2021	2020
Weighted-average remaining lease term (in years)	5.44	6.33
Weighted-average discount rate	5.56%	5.77%

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

Other information:

Year ended December 31,	2021	2020
Operating cash flows:
Cash paid related to operating lease obligations	$5,092	$5,550
Non-cash activity:
Right-of-use assets obtained in exchange for
operating lease obligations	$4,596	$822

Lessor

The Company, as lessor, entered into a lease with a third-party lessee effective July 1, 2020, of its Canton, Massachusetts facility. In conjunction with the Canton restructuring plan outlined in Note 12, the Company ceased operations at this facility in March 2020. As discussed in Note 2, the Company sold the Canton facility and assigned the lease to the buyer on June 17, 2021. The Company recognized lease income on a straight-line basis over the lease term until the time of the sale. The Company recognized, in its Control Devices segment, operating and variable lease income from leases in our consolidated statements of operations of $602 and $199, respectively, for the year ended December 31, 2021 and $674 and $199, respectively for the year ended December 31, 2020.

8. Share-Based Compensation Plans

In May 2016, the Company’s shareholders approved the 2016 Long-Term Incentive Plan (the “2016 Plan”) and reserved 1,800,000 Common Shares (of which the maximum number of Common Shares which may be issued). In May 2020, the Company’s shareholders approved an amendment to the 2016 Plan to increase by 1,100,000 the number of Common Shares authorized for issuance. The amendment to the 2016 Plan brought the total Common Shares available for issuance to 2,900,000. Under the 2016 Plan, as of December 31, 2021, the Company has granted 2,261,121 share units, of which 911,616 were time-based with cliff vesting using the straight-line method and 1,349,505 were performance-based. There are 1,292,840 shares available to be granted under the 2016 Plan at December 31, 2021.

In 2021, 2020 and 2019, pursuant to the 2016 Plan, the Company granted time-based share units and performance-based performance shares. The time-based share units cliff vest three years after the date of grant. The performance-based performance shares vest and are no longer subject to forfeiture upon the recipient remaining an employee of the Company for three years from the date of grant and, for a portion of the annual awards, upon the Company attaining certain targets of performance measured against a peer group’s three year performance in terms of total shareholder return and, for the remaining portion of the annual awards, upon achieving certain earnings per share targets and return on invested capital targets established by the Company during the performance period of the award.

The allocation of performance shares granted between total shareholder return, earnings per share and return on invested capital were as follows for the years ended December 31:

	2021	2020	2019
Total shareholder return	45%	45%	45%
Earnings per share	36%	36%	36%
Return on invested capital	18%	18%	18%

In April 2005, the Company adopted the Directors’ Restricted Shares Plan (the “Director Share Plan”) and reserved 500,000 Common Shares for issuance under the Director Share Plan. In May 2013, shareholders approved an amendment to the Director Share Plan to increase the number of shares for issuance by 200,000 to 700,000. In May 2018, the Company’s shareholders approved the 2018 Amended and Restated Director’s Restricted Shares Plan (the “2018 Director Share Plan”) to increase the number of shares for issuance by 150,000 to 850,000. Under the 2018 Director Share Plan, the Company has cumulatively issued 744,811 restricted Common Shares. As such, there are 105,189 restricted Common Shares available to be issued on December 31, 2021. Shares issued annually under the 2018 Director Share Plan are no longer subject to forfeiture one year after the date of grant.

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

Share Units and Performance Shares

The fair value of the non-vested time-based share unit awards was calculated using the market value of the Common Shares on the date of issuance. The weighted-average grant-date fair value of time-based share units granted during the years ended December 31, 2021, 2020 and 2019 was $35.13, $17.78, and $30.01, respectively.

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

A summary of the status of the Company’s non-vested share units and performance shares as of December 31, 2021 and the changes during the year then ended, are presented below:

	Time-based awards		Performance-based awards
		Weighted-		Weighted-
		average grant	Performance	average grant
	Share units	date fair value	shares	date fair value
Non-vested as of December 31, 2020	502,728	$21.89	752,783	$24.32
Granted	202,599	$35.13	215,936	$43.34
Vested	(159,755)	$22.52	(126,242)	$29.61
Forfeited or cancelled	(95,241)	$26.96	(263,492)	$28.35
Non-vested as of December 31, 2021	450,331	$26.55	578,985	$28.42

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

As of December 31, 2021 total unrecognized compensation cost related to non-vested time-based share units granted was $4,486. That cost is expected to be recognized over a weighted-average period of 1.12 years.

For the years ended December 31, 2021, 2020 and 2019, the total fair value of awards vested was $9,637, $5,288 and $12,376, respectively.

As of December 31, 2021, there was no unrecognized compensation cost related to non-vested performance shares granted that are probable to vest. As noted above, the Company has issued and outstanding performance-based share units that use different performance targets (total shareholder return, earnings per share and return on invested capital).

The excess tax benefit realized from the vesting of share units and performance shares of the share-based payment arrangements was $563, $46 and $1,289 for the years ended December 31, 2021, 2020 and 2019, respectively.

9. Employee Benefit Plans

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

The Company has certain defined contribution profit sharing and 401(k) plans covering substantially all of its employees in the United States and Europe. The Company provides matching contributions to the Company’s 401(k) plan. Company contributions are generally discretionary. For the years ended December 31, 2021, 2020 and 2019, expenses related to these plans amounted to $5,082, $3,812 and $4,260, respectively.

10. Financial Instruments and Fair Value Measurements

Financial Instruments

A financial instrument is cash or a contract that imposes an obligation to deliver or conveys a right to receive cash or another financial instrument. The carrying values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. The fair value of debt approximates the carrying value of debt, due to the variable interest rate on the Credit Facility and the maturity of the remaining outstanding debt.

Derivative Instruments and Hedging Activities

On December 31, 2021, the Company had open Mexican peso-denominated foreign currency forward contracts and net investment hedges of our euro-denominated subsidiary. The Company used foreign currency forward contracts solely for hedging and not for speculative purposes during 2021 and 2020. Management believes that its use of these instruments to reduce risk is in the Company’s best interest. The counterparties to these financial instruments are financial institutions with investment grade credit ratings.

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

Net Investment Hedges

During 2021 the Company entered into two cross-currency swaps, designated as net investment hedges, with notional values of $25,000 each and maturities in August 2026 and August 2028. These swaps hedge a portion of the net investment in a certain euro-denominated subsidiary.

The Company has elected to assess hedge effectiveness under the spot method. Accordingly, periodic changes in the fair value of the derivative instruments attributable to factors other than spot exchange rate variability are excluded from the measurement of hedge ineffectiveness and reported directly in earnings each reporting period. The change in fair value of these derivative instruments is recorded in cumulative translation adjustment, which is a component of accumulated other comprehensive loss in the consolidated balance sheets. When the related currency translation adjustment is required to be reclassified, usually upon the sale or liquidation of the investment, the gain or loss included in accumulated other comprehensive loss is recorded in earnings and reflected in other expense (income), net in the consolidated statements of operations. Upon settlement, cash flows attributable to derivatives designated as net investment hedges will be classified as investing activities in the consolidated statements of cash flows.

Cash Flow Hedges

The Company entered into foreign currency forward contracts to hedge the euro and Mexican peso currencies during 2020 and the Mexican peso currency during 2021. These forward contracts were executed to hedge forecasted transactions and have been accounted for as cash flow hedges. As such, gains and losses on derivatives qualifying as cash flow hedges are recorded in accumulated other comprehensive income, to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated other comprehensive income will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. The cash flow hedges were highly effective. The effectiveness of the transactions has been and will be measured on an ongoing basis using regression analysis and forecasted future purchases of the currency.

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

In certain instances, the foreign currency forward contracts may not qualify for hedge accounting or are not designated as hedges and, therefore, are marked-to-market with gains and losses recognized in the Company’s consolidated statements of operations as a component of other expense (income), net. At December 31, 2021, all of the Company’s foreign currency forward contracts were designated as cash flow hedges.

The Company’s foreign currency forward contracts offset a portion of the gains and losses on the underlying foreign currency denominated transactions as follows:

U.S. dollar-denominated Foreign Currency Forward Contracts – Cash Flow Hedges

The Company entered into U.S. dollar-denominated currency contracts on behalf of one of its European Electronics subsidiaries, whose functional currency is the euro, and expired ratably on a monthly basis during 2020. There were no such contracts at December 31, 2021 or 2020.

Mexican peso-denominated Foreign Currency Forward Contracts – Cash Flow Hedges

The Company holds Mexican peso-denominated foreign currency forward contracts with a notional amount at December 31, 2021 of $23,923 which expire ratably on a monthly basis from January 2022 to December 2022. The notional amount at December 31, 2020 related to Mexican peso-denominated foreign currency forward contracts was $1,242.

The Company evaluated the effectiveness of the Mexican peso-denominated foreign currency forward contracts held as of December 31, 2021 and the year then ended, and concluded that the hedges were effective.

Interest Rate Risk

Interest Rate Risk – Cash Flow Hedge

On February 18, 2020, the Company entered into a floating-to-fixed interest rate swap agreement (the “Swap”) with a notional amount of $50,000 to hedge its exposure to interest payment fluctuations on a portion of its Credit Facility borrowings. The Swap was designated as a cash flow hedge of the variable interest rate obligation under the Company's Credit Facility that has a current balance of $163,957 at December 31, 2021. Accordingly, the change in fair value of the Swap is recognized in accumulated other comprehensive loss. The Swap agreement requires monthly settlements on the same days that the Credit Facility interest payments are due and has a maturity date of March 10, 2023, which is prior to the Credit Facility maturity date of June 4, 2024. Under the Swap terms, the Company pays a fixed interest rate and receives a floating interest rate based on the one-month LIBOR, with a floor. The critical terms of the Swap are aligned with the terms of the Credit Facility, resulting in no hedge ineffectiveness. The difference between amounts to be received and paid under the Swap is recognized as a component of interest expense, net on the consolidated statements of operations. The swap settlements increased interest expense by $651 and $433 for the years ended December 31, 2021 and 2020, respectively.

The notional amounts and fair values of derivative instruments in the consolidated balance sheets were as follows:

			Prepaid expenses		Accrued expenses and
	Notional amounts (A)		and other current assets		other current liabilities
As of December 31,	2021	2020	2021	2020	2021	2020
Derivatives designated as hedging instruments:
Cash flow hedges:
Forward currency contracts	$23,923	$1,242	$730	$255	$-	$-
Interest rate swap	$50,000	$50,000	$-	$-	$503	$1,318
Net investment hedges:
Cross-currency swaps	$50,000	$-	$1,450	$-	$-	$-
(A)Notional amounts represent the gross contract of the derivatives outstanding in U.S. dollars.

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

Gross amounts recorded for the cash flow hedges in other comprehensive (loss) income and in net income (loss) for the years ended December 31 were as follows:

				Gain (loss) reclassified from
	Gain (loss) recorded in other			other comprehensive income
	comprehensive income (loss)			(loss) into net income (loss) (A)
	2021	2020	2019	2021	2020	2019
Derivatives designated as cash flow hedges:
Forward currency contracts	$923	$(1,244)	$450	$448	$(1,499)	$820
Interest rate swap	$164	$(1,751)	$-	$(651)	$(433)	$-
Derivatives designated as net investment hedges:
Cross-currency swaps	$1,270	$-	-	$-	$-	$-
(A)	Gains (losses) reclassified from comprehensive loss into net income (loss) recognized in COGS in the Company’s consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019 were $341, $(1,146) and $695, respectively. Gains (losses) reclassified from other comprehensive loss into net income (loss) recognized in D&D in the Company’s consolidated statements of operations were $0, $(29) and $125 for the years ended December 31, 2021, 2020 and 2019, respectively. Gains (losses) reclassified from other comprehensive loss into net income (loss) recognized in SG&A in the Company’s consolidated statements of operations were $107, $(324) and $0 for the years ended December 31, 2021, 2020 and 2019, respectively. Losses reclassified from other comprehensive loss into net income (loss) recognized in interest expense, net in the Company’s consolidated statements of operations were $(651) and $(433) for the years ended December 31, 2021, and 2020, respectively.

For the year ended December 31, 2021, the total net gains on the foreign currency contract cash flow hedges of $730 are expected to be included in COGS, SG&A and D&D within the next 12 months. Of the total net loss on the interest rate swap cash flow hedge, $468 of losses are expected to be included in interest expense, net within the next 12 months and $35 of losses are expected to be included in interest expense, net in subsequent periods.

Cash flows from derivatives used to manage foreign exchange and interest rate risks are classified as operating activities within the consolidated statements of cash flows.

The Company has measured the ineffectiveness of the forward currency contracts and any amounts recognized in the consolidated financial statements were immaterial for the years ended December 31, 2021, 2020 and 2019.

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

December 31,		2021			2020
		Fair values estimated using
	Fair	Level 1	Level 2	Level 3	Fair
	value	inputs	inputs	inputs	value
Financial assets carried at fair value:
Forward currency contract	$730	$-	$730	$-	$255
Cross-currency swaps	1,450	-	1,450	-	-
Total financial assets carried at fair value	$2,180	$-	$2,180	$-	$255

Financial liabilities carried at fair value:
Interest rate swap	503	-	503	-	1,318
Earn-out consideration	7,351	-	-	7,351	5,813
Total financial liabilities carried at fair value	$7,854	$-	$503	$7,351	$7,131

The following table sets forth a summary of the change in fair value of the Company’s Level 3 financial liabilities related to earn-out consideration that are measured at fair value on a recurring basis.

	Stoneridge Brazil
	2021	2020
Balance at January 1	$5,813	$12,011
Change in fair value	2,065	(3,196)
Foreign currency adjustments	(527)	(3,002)
Balance at December 31	$7,351	$5,813

The Company will be required to pay the Stoneridge Brazil earn-out consideration based on Stoneridge Brazil’s financial performance in 2021. The fair value of the Stoneridge Brazil earn-out consideration is based on earnings before interest, depreciation and amortization (“EBITDA”) in 2021 and was based on discounted cash flows utilizing forecasted EBITDA in 2020 using the key inputs of forecasted sales and expected operating income reduced by the market required rate of return. The earn-out consideration obligation related to Stoneridge Brazil is recorded within accrued expenses and other current liabilities in the consolidated balance sheets as of December 31, 2021 and other long-term liabilities in the consolidated balance sheets as of December 31, 2020.

The change in fair value of the earn-out consideration for Stoneridge Brazil was due to updated financial performance projections and favorable foreign currency translation offset by the reduced time from the current period end to the payment date. The change in fair value of the Stoneridge Brazil earn-out consideration was recorded in SG&A expense and the foreign currency impact was included in other expense (income), net in the consolidated statements of operations.

In March 2019, the Company paid earn-out consideration of $8,474 related to the January 2017 acquisition of Orlaco. The payment was recorded in the consolidated statement of cash flows within operating and financing activities in the amounts of $5,080 and $3,394, respectively, for the year ended December 31, 2019. The Orlaco earn-out consideration expense was recognized in the years ended December 31, 2017 and 2018.

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the year ended December 31, 2021.

No non-recurring fair value adjustments were required for nonfinancial assets for the years ended December 31, 2021 and 2020.

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

As a result of environmental studies performed at the Company’s former facility located in Sarasota, Florida, the Company became aware of soil and groundwater contamination at this site. The Company engaged an environmental engineering consultant to assess the level of contamination and to develop a remediation and monitoring plan for the site. Soil remediation at the site was completed during the year ended December 31, 2010. A remedial action plan was approved by the Florida Department of Environmental Protection and ground water remediation began in the fourth quarter of 2015. During the years ended December 31, 2021 and 2020 environmental remediation costs incurred were $391 and $128, respectively, and were immaterial for the year ended December 31, 2019. At December 31, 2021 and 2020, the Company had accrued an undiscounted liability of $216 and $180 respectively, related to future remediation costs which were recorded as a component of accrued expenses and other current liabilities on the consolidated balance sheets while the remaining amount as of December 31, 2021 was recorded as a component of other long-term liabilities. Costs associated with the recorded liability will be incurred to complete the groundwater remediation and monitoring. The recorded liability is based on assumptions in the remedial action plan as well as estimates for future remediation activities. Although the Company sold the Sarasota facility and related property in December 2011, the liability to remediate the site contamination remains the responsibility of the Company. Due to the ongoing site remediation, the Company is currently required to maintain a $1,489 letter of credit for the benefit of the buyer.

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

The Company’s Stoneridge Brazil subsidiary has civil, labor and other tax contingencies (excluding income tax) for which the likelihood of loss is deemed to be reasonably possible, but not probable, by the Company’s legal advisors in Brazil. As a result, no provision has been recorded with respect to these contingencies, which amounted to R$46,530 ($8,338) and R$43,736 ($8,416) at December 31, 2021 and 2020, respectively. An unfavorable outcome on these contingencies could result in significant cost to the Company and adversely affect its results of operations.

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

12. Restructuring and Business Realignment

On May 19, 2020, the Company committed to the strategic exit of its Control Devices particulate matter (“PM”) sensor product line. The decision to exit the PM sensor product line was made after consideration of the decline in the market outlook for diesel passenger vehicles, the current and expected profitability of the product line and the Company’s strategic focus on aligning resources with the greatest opportunities. In conjunction with the strategic exit of the PM sensor product line, the Company entered into an asset purchase agreement related to the sale of the PM sensor product line during the first quarter of 2021. Refer to Note 2 of the consolidated financial statements for additional details regarding this sale.

As a result of the PM sensor restructuring actions, the Company recognized expense of $2,360 and $3,428 for the years ended December 31, 2021 and 2020, respectively, for non-cash fixed asset charges, including impairment and accelerated depreciation of PM sensor related fixed assets, employee severance and termination costs and other related costs including supplier settlements. For the year ended December 31, 2021 restructuring related costs of $1,510, $642 and $208 were recognized in COGS, SG&A and D&D, respectively. For the year ended December 31, 2020 restructuring related costs of $817 and $2,611 were recognized in COGS and SG&A, respectively. The only remaining costs relate to potential commercial settlements and legal fees which we continue to negotiate. The estimated additional costs related to these settlements and fees is up to $4,200.

The expenses for the exit of the PM sensor line that relate to the Control Devices reportable segment include the following:

	Accrual as of	2021 Charge	Utilization		Accrual as of
	January 1, 2021	to Expense	Cash	Non-Cash	December 31, 2021
Fixed asset impairment and accelerated depreciation	$-	$188	$-	$(188)	$-
Employee termination benefits	-	139	(104)	-	35
Other related costs	-	2,033	(2,033)	-	-
Total	$-	$2,360	$(2,137)	$(188)	$35

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

	Accrual as of	2020 Charge	Utilization		Accrual as of
	January 1, 2020	to Expense	Cash	Non-Cash	December 31, 2020
Fixed asset impairment and accelerated depreciation	$-	$3,326	$-	$(3,326)	$-
Other related costs	-	102	(102)	-	-
Total	$-	$3,428	$(102)	$(3,326)	$-

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

As a result of the Canton Restructuring actions, the Company recognized expense of $13, $2,978 and $12,530 for the years ended December 31, 2021, 2020 and 2019, respectively, for employee severance and termination costs and other restructuring related costs. For the year ended December 31, 2021 other restructuring related costs of $13 were recognized in D&D in the consolidated statement of operations. For the year ended December 31, 2020 severance and other restructuring related costs of $1,659, $551 and $768 were recognized in COGS, SG&A and D&D, respectively, in the consolidated statement of operations. For the year ended December 31, 2019 severance and other related restructuring costs of $7,625, $1,526 and $3,379 were recognized in COGS, SG&A and D&D, respectively, in the consolidated statement of operations. We do not expect to incur additional costs related to the Canton Restructuring. Refer to Note 7 and Note 2 to the consolidated financial statements for additional details regarding the third-party lease and sale, respectively, of the Canton Facility.

The expenses for the Canton Restructuring that relate to the Control Devices reportable segment include the following:

	Accrual as of	2021 Charge	Utilization		Accrual as of
	January 1, 2021	to Expense	Cash	Non-Cash	December 31, 2021
Employee termination benefits	$165	$-	$(72)	$-	$93
Other related costs	-	13	(13)	-	-
Total	$165	$13	$(85)	$-	$93

	Accrual as of	2020 Charge	Utilization		Accrual as of
	January 1, 2020	to Expense	Cash	Non-Cash	December 31, 2020
Employee termination benefits	$2,636	$1,119	$(3,590)	$-	$165
Other related costs	-	1,859	(1,859)	-	-
Total	$2,636	$2,978	$(5,449)	$-	$165

	Accrual as of	2019 Charge	Utilization		Accrual as of
	January 1, 2019	to Expense	Cash	Non-Cash	December 31, 2019
Employee termination benefits	$-	$8,088	$(5,452)	$-	$2,636
Other related costs	-	4,442	(4,442)	-	-
Total	$-	$12,530	$(9,894)	$-	$2,636

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

In the fourth quarter of 2018, the Company undertook restructuring actions for the Electronics segment affecting the European Aftermarket business and China operations. In the second quarter of 2020, the Company finalized plans to move its European Aftermarket sales activities in Dundee, Scotland to a new location which resulted in incurring contract termination costs as well as employee severance and termination costs. In addition, the Company announced a restructuring program to transfer the European production of its controls product line to China. As a result of these actions, the Company recognized expense of $290, $2,400 and $603 respectively, for the years ended December 31, 2021, 2020 and 2019 for employee severance and termination costs, non-cash fixed asset charges for accelerated depreciation of fixed assets, contract termination costs and other related costs. Electronics segment restructuring costs recognized in COGS, SG&A, and D&D in the consolidated statement of operations for the year ended December 31, 2021 were $37, $210 and $43, respectively. Electronics segment restructuring costs recognized in COGS, SG&A and D&D in the consolidated statement of operations for the year ended December 31, 2020 were $147, $1,774 and $479, respectively. Electronics segment restructuring costs were recorded in SG&A in the consolidated statements of operations for the year ended December 31, 2019. We do not expect to incur additional costs related to these Electronics segment restructuring actions.

The expenses for the restructuring activities that relate to the Electronics reportable segment include the following:

	Accrual as of	2021 Charge to	Utilization		Accrual as of
	January 1, 2021	Expense	Cash	Non-Cash	December 31, 2021
Employee termination benefits	$227	$50	$(277)	$-	$-
Other related costs	-	240	(240)	-	-
Total	$227	$290	$(517)	$-	$-

	Accrual as of	2020 Charge to	Utilization		Accrual as of
	January 1, 2020	Expense	Cash	Non-Cash	December 31, 2020
Employee termination benefits	$52	$1,034	$(859)	$-	$227
Contract termination costs	-	452	(452)	-	-
Other related costs	-	914	(914)	-	-
Total	$52	$2,400	$(2,225)	$-	$227

	Accrual as of	2019 Charge to	Utilization		Accrual as of
	January 1, 2019	Expense	Cash	Non-Cash	December 31, 2019
Employee termination benefits	$520	$(18)	$(453)	$3	$52
Accelerated depreciation	-	289	-	(289)	-
Contract termination costs	17	9	(26)	-	-
Other related costs	119	323	(442)	-	-
Total	$656	$603	$(921)	$(286)	$52

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

Business realignment charges by reportable segment were as follows:

Year ended December 31,	2021	2020	2019
Control Devices (A)	$192	$1,752	$682
Electronics (B)	3	1,690	99
Stoneridge Brazil (C)	59	234	-
Unallocated Corporate (D)	1,138	361	1,048
Total business realignment charges	$1,392	$4,037	$1,829

(A)	Severance costs for the year ended December 31, 2021 related to SG&A were $192. Severance costs for the year ended December 31, 2020 related to COGS, D&D and SG&A were $724, $283 and $745, respectively. Severance costs for the year ended December 31, 2019 related to SG&A were $682.

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

(B)	Severance costs (benefit) for the year ended December 31, 2021 related to COGS, SG&A and D&D were $1, $(7) and $9, respectively. Severance costs for the year ended December 31, 2020 related to COGS, D&D and SG&A were $383, $402 and $905, respectively. Severance costs for the year ended December 31, 2019 related to SG&A were $99.
(C)	Severance costs for the year ended December 31, 2021 related to COGS and SG&A were $7 and $52, respectively. Severance costs for the year ended December 31, 2020 related to COGS and SG&A were $124 and $110, respectively.
(D)	Severance costs for the years ended December 31, 2021, 2020 and 2019 related to SG&A were $1,138, $361 and $1,048, respectively.

Business realignment charges classified by statement of operations line item were as follows:

Year ended December 31,	2021	2020	2019
Cost of goods sold	$8	$1,231	$-
Selling, general and administrative	1,375	2,121	1,829
Design and development	9	685	-
Total business realignment charges	$1,392	$4,037	$1,829

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

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

A summary of financial information by reportable segment is as follows:

December 31,	2021	2020	2019
Net Sales:
Control Devices	$355,775	$342,576	$431,560
Inter-segment sales	3,502	5,475	6,438
Control Devices net sales	359,276	348,051	437,998
Electronics	357,910	257,767	335,195
Inter-segment sales	26,192	24,027	33,735
Electronics net sales	384,103	281,794	368,930
Stoneridge Brazil	56,777	47,663	67,534
Inter-segment sales	-	-	6
Stoneridge Brazil net sales	56,777	47,663	67,540
Eliminations	(29,694)	(29,502)	(40,179)
Total net sales	$770,462	$648,006	$834,289
Operating Income (Loss):
Control Devices	$54,933	$22,072	$73,327
Electronics	(12,502)	(3,672)	25,006
Stoneridge Brazil	995	3,766	6,539
Unallocated Corporate (A)	(28,015)	(29,830)	(33,591)
Total operating income (loss)	$15,411	$(7,664)	$71,281
Depreciation and Amortization:
Control Devices	$15,351	$15,377	$13,397
Electronics	12,487	10,501	9,872
Stoneridge Brazil	3,856	4,766	6,338
Unallocated Corporate	2,134	2,086	1,252
Total depreciation and amortization (B)	$33,828	$32,730	$30,859
Interest Expense (Income), net:
Control Devices	$132	$173	$172
Electronics	462	320	162
Stoneridge Brazil	(1,353)	(4)	167
Unallocated Corporate	5,948	5,635	3,823
Total interest expense, net	$5,189	$6,124	$4,324
Capital Expenditures:
Control Devices	$9,154	$11,760	$12,646
Electronics	9,735	11,617	15,476
Stoneridge Brazil	2,918	2,839	5,003
Unallocated Corporate(C)	1,142	1,444	2,699
Total capital expenditures	$22,949	$27,660	$35,824

December 31,	2021	2020
Total Assets:
Control Devices	$181,968	$194,433
Electronics	338,080	303,914
Stoneridge Brazil	59,100	61,350
Corporate (C)	438,175	390,851
Eliminations	(351,924)	(329,140)
Total assets	$665,399	$621,408

STONERIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise indicated)

The following table presents net sales and long-term assets for the geographic areas in which the Company operates:

December 31,	2021	2020	2019
Net Sales:
North America	$386,944	$330,528	$457,633
South America	56,777	47,663	67,534
Europe and Other	326,741	269,815	309,122
Total net sales	$770,462	$648,006	$834,289

December 31,	2021	2020
Long-term Assets:
North America	$91,039	$110,330
South America	30,272	33,785
Europe and Other	133,264	142,629
Total long-term assets	$254,575	$286,744
(A)	Unallocated Corporate expenses include, among other items, accounting/finance, human resources, information technology and legal costs as well as share-based compensation.

(B)	These amounts represent depreciation and amortization on property, plant and equipment and certain intangible assets.

(C)	Assets located at Corporate consist primarily of cash, intercompany receivables, fixed and leased assets for the headquarter building, information technology assets, equity investments and investments in subsidiaries.

14. Subsequent Events

Credit Facility Amendment

On February 28, 2022, the Company entered into Amendment No. 3 to the Credit Facility. Refer to Note 5 of the consolidated financial statements for details regarding this amendment.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

The following schedule provides the activity for accounts receivable reserves and valuation allowance for deferred tax assets for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Balance at	Charged to
	beginning of	costs and		Balance at
	period	expenses	Write-offs	end of period
Accounts receivable reserves:
Year ended December 31, 2021	$817	$1,030	$(404)	$1,443
Year ended December 31, 2020	1,289	1,130	(1,602)	817
Year ended December 31, 2019	1,243	1,126	(1,080)	1,289

		Net additions	Exchange rate
	Balance at	charged to	fluctuations
	beginning of	income	and other	Balance at
	period	(expense)	items	end of period
Valuation allowance for deferred tax assets:
Year ended December 31, 2021	$10,237	$4,768	$(489)	$14,516
Year ended December 31, 2020	8,586	2,174	(523)	10,237
Year ended December 31, 2019	8,962	(138)	(238)	8,586

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2021, an evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s PEO and PFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). In evaluating the Company’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Under the supervision and with the participation of our management, including the PEO and PFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2021. Based on our evaluation under the framework in Internal Control-Integrated Framework (2013 Framework), our management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Ernst & Young LLP, an independent registered public accounting firm, as auditor of the Company’s financial statements, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2021. Ernst & Young’s report is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal controls over financial reporting during the quarter ended December 31, 2021 that has materially or is reasonably likely to materially affect internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Stoneridge, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Stoneridge, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Stoneridge, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule of the Company and our report dated February 28, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Detroit, Michigan

February 28, 2022

Item 9B. Other Information.

Credit Facility Amendment

Due to the ongoing impacts of the COVID-19 pandemic and supply chain disruptions on the Company’s end-markets and the resulting financial impacts on the Company, on February 28, 2022, the Company entered into Amendment No. 3 to the Fourth Amended and Restated Credit Agreement by and among the Company and certain of its subsidiaries as Borrowers, certain of its subsidiaries as Guarantors, PNC Bank, National Association, as Administrative Agent, and the financial parties thereto (the, “Lenders”) (“Amendment No. 3”). Amendment No. 3 reduces the total revolving credit commitments from $400.0 million to $300.0 million and the maximum permitted amount of swing loans from $40.0 million to $30.0 million. Amendment No. 3 provides for certain financial covenant relief and additional covenant restrictions during the “Specified Period” (the period from February 28, 2022 until the date that the Company delivers a compliance certificate for the quarter ending March 31, 2023 in form and substance satisfactory to the administrative agent). During the Specified Period:

●	the maximum net leverage ratio is changed to 4.0x for the year ended December 31, 2021, suspended for the quarters ending March 31, 2022 through September 30, 2022 and cannot exceed 4.75 to 1.00 for the quarter ended December 31, 2022 or 3.50 to 1.00 for the quarter ended March 31, 2023;
●	the minimum interest coverage ratio of 3.50 is reduced to 2.50 for the quarter ended March 31, 2022, 2.25 for the quarter ended June 30, 2022 and 3.00 for the quarters ended September 30, 2022 and December 31, 2022;
●	an additional condition to drawing on the Credit Facility has been added that restricts borrowings if the Company’s total of 100% of domestic and 65% of foreign cash and cash equivalents exceeds $70.0 million;
●	there are certain additional restrictions on Restricted Payments (as defined); and
●	a Permitted Acquisition (as defined) may not be consummated unless the net leverage ratio is below 3.50x during the Specified Period.

Amendment No. 3 changes the leverage based LIBOR pricing grid through the maturity date and also retains a LIBOR floor of 50 basis points on outstanding borrowings excluding any Specified Hedge Borrowings (as defined) which remain subject to a LIBOR floor of 0 basis points.

Amendment No. 3 also incorporates hardwired mechanics to permit a future replacement of LIBOR as the interest reference rate without lender consent.

The description of Amendment No. 3 to the Credit Agreement does not purport to be complete and is qualified in its entirety to the full text of Amendment No. 3 to the Credit Agreement which is filed as Exhibit 10.23 to this Form 10-K and incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 regarding our directors is incorporated by reference to the information under the sections and subsections entitled, “Proposal One: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 17, 2022. The information required by this Item 10 regarding our executive officers appears as a Supplementary Item following Item 1 under Part I, hereof.

Item 11. Executive Compensation.

The information required by this Item 11 is incorporated by reference to the information under the sections and subsections “Compensation Committee,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Executive Compensation” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 17, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 (other than the information required by Item 201(d) of Regulation S-K which is set forth below) is incorporated by reference to the information under the heading “Security Ownership of Certain Beneficial Owners and Management” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 17, 2022.

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

Equity compensation plan information as of December 31, 2021 is as follows:

Number of securities remaining available for future issuance under equity compensation plans (A)
Equity compensation plans approved by shareholders	1,398,029
Equity compensation plans not approved by shareholders	-
(A)	Excludes 1,002,973 share units issued to key employees pursuant to the Company’s 2016 Long-Term Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated by reference to the information under the subsections “Transactions with Related Persons”, “Review and Approval of Transactions with Related Persons” and “Director Independence” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 17, 2022.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 is incorporated by reference to the information under the subsections “Service Fees Paid to Independent Registered Accounting Firm” and “Pre-Approval Policies and Procedures” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 17, 2022.

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

10.1	Stoneridge, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 2, 2017)*.

10.2	First Amendment to the Stoneridge, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on October 26, 2018)*.

10.3	Stoneridge, Inc. Long-Term Cash Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)*.

10.4	Stoneridge, Inc. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on May 12, 2016)*.

10.5	First Amendment to the Stoneridge, Inc. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on May 20, 2020)*.

10.6

Form of Stoneridge, Inc. Long-Term Incentive Plan 2021 Performance Shares Grant Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on 10-Q for the quarter ended March 31, 2021)*.

10.7

Form of Stoneridge, Inc. Long-Term Incentive Plan 2021 Restricted Share Units Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on 10-Q for the quarter ended March 31, 2021)*.

10.8	Stoneridge, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 12, 2021)*.

10.9	Stoneridge, Inc. 2018 Amended and Restated Directors' Restricted Shares Plan (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on May 16, 2018)*.

10.10

Form of Stoneridge, Inc. Directors’ Restricted Shares Plan 2021 Grant Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021)*.

10.11

Amended and Restated Officers’ and Key Employees’ Severance Plan of Stoneridge, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020)*.

10.12	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020)*.

10.13

Employment Agreement, dated March 16, 2015, between the Company and Jonathan B. DeGaynor (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 19, 2015)*.

Exhibit
Number	Exhibit
10.14

Amendment No. 1, dated February 23, 2021, to Employment Agreement, dated March 16, 2015 between the Company and Jonathan B. DeGaynor (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020)*.

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

10.17

Employment Agreement, dated January 29, 2021, by and between the Company and James Zizelman (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020)*.

10.18

Separation Agreement and Release by and between Stoneridge, Inc. and Thomas M. Dono, Jr., August 6, 2021 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 11, 2021)*.

10.19

Separation Agreement and Release by and between Stoneridge, Inc. and Robert R. Krakowiak, August 31, 2021 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 1, 2021)*.

10.20	Fourth Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 7, 2019).

10.21	Waiver and Amendment No. 1 to the Fourth Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 1, 2020)*.

10.22	Amendment No. 2 to the Fourth Amended and Restated Credit Agreement, filed herewith.

10.23	Amendment No. 3 to the Fourth Amended and Restated Credit Agreement, filed herewith.

10.24

Real Estate Purchase and Sale Agreement, entered into on May 7, 2021, by and between Stoneridge, Inc., and Sun Life Assurance Company of Canada (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 12, 2021).

10.25

First Amendment to Real Estate Purchase and Sale Agreement, entered into on May 20, 2021, by and between Stoneridge, Inc., and Sun Life Assurance Company of Canada (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on May 24, 2021).

10.26

Second Amendment to Real Estate Purchase and Sale Agreement, entered into on May 27, 2021, by and between Stoneridge, Inc., and Sun Life Assurance Company of Canada (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2021).

10.27

Third Amendment to Real Estate Purchase and Sale Agreement, entered into on June 10, 2021, by and between Stoneridge, Inc., and Sun Life Assurance Company of Canada (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2021).

10.28

Share Purchase Agreement, dated November 2, 2021 by and among Stoneridge, Inc., Minda Corporation Limited and Minda Stoneridge Instruments Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2021).

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

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONERIDGE, INC.

Date: February 28, 2022	/s/ MATTHEW R. HORVATH
Matthew R. Horvath
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 28, 2022	/s/ JONATHAN B. DEGAYNOR
Jonathan B. DeGaynor
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 28, 2022	/s/ MATTHEW R. HORVATH
Matthew R. Horvath
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: February 28, 2022	/s/ ROBERT J. HARTMAN JR.
Robert J. Hartman Jr.
Chief Accounting Officer
(Principal Accounting Officer)

Date: February 28, 2022	/s/ WILLIAM M. LASKY
William M. Lasky
Chairman of the Board of Directors

Date: February 28, 2022	/s/ JEFFREY P. DRAIME
Jeffrey P. Draime
Director

Date: February 28, 2022	/s/ DOUGLAS C. JACOBS
Douglas C. Jacobs
Director

Date: February 28, 2022	/s/ IRA C. KAPLAN
Ira C. Kaplan
Director

Date: February 28, 2022	/s/ KIM KORTH
Kim Korth
Director

Date: February 28, 2022	/s/ GEORGE S. MAYES, JR.
George S. Mayes, Jr.
Director

Date: February 28, 2022	/s/ PAUL J. SCHLATHER
Paul J. Schlather
Director

Date: February 28, 2022	/s/ FRANK S. SKLARSKY
Frank S. Sklarsky