Form 10-Q
period 2022-03-31
STONERIDGE INC
filed 2022-05-04
CIK 1043337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

The number of Common Shares, without par value, outstanding as of April 29, 2022 was 27,315,157.

STONERIDGE, INC. AND SUBSIDIARIES

Forward-Looking Statements

Portions of this report on Form 10-Q contain “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report and may include statements regarding the intent, belief or current expectations of the Company, with respect to, among other things, our (i) future product and facility expansion, (ii) acquisition strategy, (iii) investments and new product development, (iv) growth opportunities related to awarded business and (v) operational expectations. Forward-looking statements may be identified by the words “will,” “may,” “should,” “designed to,” “believes,” “plans,” “projects,” “intends,” “expects,” “estimates,” “anticipates,” “continue,” and similar words and expressions. The forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other factors:

●	the ability of our suppliers to supply us with parts and components at competitive prices on a timely basis, including the impact of potential tariffs and trade considerations on their operations and output;
●	global economic trends, competition and geopolitical risks, including impacts from the ongoing conflict between Russia and Ukraine and the related sanctions and other measures, or an escalation of sanctions, tariffs or other trade tensions between the U.S. and China or other countries;
●	our ability to achieve cost reductions that offset or exceed customer-mandated selling price reductions;
●	the impact of COVID-19, or other future pandemics, on the global economy, and on our customers, suppliers, employees, business and cash flows;
●	the reduced purchases, loss or bankruptcy of a major customer or supplier;
●	the costs and timing of business realignment, facility closures or similar actions;
●	a significant change in automotive, commercial, off-highway or agricultural vehicle production;
●	competitive market conditions and resulting effects on sales and pricing;
●	our ability to manage foreign currency fluctuations;
●	customer acceptance of new products;
●	our ability to successfully launch/produce products for awarded business;
●	adverse changes in laws, government regulations or market conditions, including tariffs, affecting our products or our customers’ products;
●	our ability to protect our intellectual property and successfully defend against assertions made against us;
●	liabilities arising from warranty claims, product recall or field actions, product liability and legal proceedings to which we are or may become a party, or the impact of product recall or field actions on our customers;
●	labor disruptions at our facilities or at any of our significant customers or suppliers;
●	business disruptions due to natural disasters or other disasters outside our control;
●	fluctuations in the cost and availability of key materials (including semiconductors, printed circuit boards, resin, aluminum, steel and copper) and components and our ability to offset cost increases;
●	the amount of our indebtedness and the restrictive covenants contained in the agreements governing our indebtedness, including our revolving Credit Facility;
●	capital availability or costs, including changes in interest rates or market perceptions;
●	the failure to achieve the successful integration of any acquired company or business;
●	risks related to a failure of our information technology systems and networks, and risks associated with current and emerging technology threats and damage from computer viruses, unauthorized access, cyber-attack and other similar disruptions; and
●	the items described in Part I, Item IA (“Risk Factors”) in the Company’s 2021 Form 10-K.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STONERIDGE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(in thousands)	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$41,388	$85,547
Accounts receivable, less reserves of $1,258 and $1,443, respectively	155,994	150,388
Inventories, net	148,352	138,115
Prepaid expenses and other current assets	50,569	36,774
Total current assets	396,303	410,824
Long-term assets:
Property, plant and equipment, net	109,105	107,901
Intangible assets, net	49,321	49,863
Goodwill	35,412	36,387
Operating lease right-of-use asset	17,128	18,343
Investments and other long-term assets, net	43,579	42,081
Total long-term assets	254,545	254,575
Total assets	$650,848	$665,399

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of debt	$5,183	$5,248
Accounts payable	102,643	97,679
Accrued expenses and other current liabilities	71,214	70,139
Total current liabilities	179,040	173,066
Long-term liabilities:
Revolving credit facility	147,745	163,957
Deferred income taxes	10,636	10,706
Operating lease long-term liability	13,785	14,912
Other long-term liabilities	5,718	6,808
Total long-term liabilities	177,884	196,383
Shareholders' equity:
Preferred Shares, without par value, 5,000 shares authorized, none issued	-	-
Common Shares, without par value, 60,000 shares authorized, 28,966 and 28,966 shares issued and 27,316 and 27,191 shares outstanding at March 31, 2022 and December 31, 2021, respectively, with no stated value	-	-
Additional paid-in capital	228,837	232,490
Common Shares held in treasury, 1,650 and 1,775 shares at March 31, 2022 and December 31, 2021, respectively, at cost	(51,171)	(55,264)
Retained earnings	208,073	215,748
Accumulated other comprehensive loss	(91,815)	(97,024)
Total shareholders' equity	293,924	295,950
Total liabilities and shareholders' equity	$650,848	$665,399

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	March 31,
(in thousands, except per share data)	2022	2021

Net sales	$221,058	$193,795
Costs and expenses:
Cost of goods sold	179,615	147,709
Selling, general and administrative	27,399	29,376
Design and development	17,028	14,651
Operating (loss) income	(2,984)	2,059
Interest expense, net	1,786	1,766
Equity in loss (earnings) of investee	81	(614)
Other expense, net	1,331	358
(Loss) income before income taxes	(6,182)	549
Provision for income taxes	1,493	419
Net (loss) income	$(7,675)	$130

(Loss) earnings per share:
Basic	$(0.28)	$0.00
Diluted	$(0.28)	$0.00

Weighted-average shares outstanding:
Basic	27,199	27,017
Diluted	27,199	27,486

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

Three months ended March 31, (in thousands)	2022	2021

Net (loss) income	$(7,675)	$130

Other comprehensive income (loss), net of tax:
Foreign currency translation (1)	4,161	(10,778)
Unrealized gain (loss) on derivatives (2)	1,048	(129)
Other comprehensive income (loss), net of tax	5,209	(10,907)

Comprehensive loss	$(2,466)	$(10,777)

(1)	Net of tax expense of $144 for the three months ended March 31, 2022.
(2)	Net of tax expense (benefit) of $279 and $(35) for the three months ended March 31, 2022 and 2021, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three months ended March 31, (in thousands)	2022	2021

OPERATING ACTIVITIES:
Net (loss) income	$(7,675)	$130
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	6,877	7,068
Amortization, including accretion and write-off of deferred financing costs	2,357	1,513
Deferred income taxes	(605)	(1,609)
Loss (earnings) of equity method investee	81	(614)
Gain on sale of fixed assets	(94)	(37)
Share-based compensation expense	1,098	1,162
Excess tax deficiency (benefit) related to share-based compensation expense	265	(319)
Gain on disposal of business and joint venture, net	-	(739)
Change in fair value of earn-out contingent consideration	-	72
Changes in operating assets and liabilities:
Accounts receivable, net	(6,129)	(15,953)
Inventories, net	(9,812)	(7,282)
Prepaid expenses and other assets	(12,842)	(4,744)
Accounts payable	6,581	6,725
Accrued expenses and other liabilities	87	(2,439)
Net cash used for operating activities	(19,811)	(17,066)

INVESTING ACTIVITIES:
Capital expenditures, including intangibles	(7,368)	(7,718)
Proceeds from sale of fixed assets	132	155
Proceeds from disposal of business, net	-	1,050
Investment in venture capital fund, net	-	(399)
Net cash used for investing activities	(7,236)	(6,912)

FINANCING ACTIVITIES:
Revolving credit facility borrowings	-	20,500
Revolving credit facility payments	(16,000)	(3,000)
Proceeds from issuance of debt	9,834	11,434
Repayments of debt	(10,311)	(13,763)
Repurchase of Common Shares to satisfy employee tax withholding	(669)	(2,347)
Net cash (used for) provided by financing activities	(17,146)	12,824

Effect of exchange rate changes on cash and cash equivalents	34	(2,257)
Net change in cash and cash equivalents	(44,159)	(13,411)
Cash and cash equivalents at beginning of period	85,547	73,919

Cash and cash equivalents at end of period	$41,388	$60,508

Supplemental disclosure of cash flow information:
Cash paid for interest, net	$1,435	$1,652
Cash paid for income taxes, net	$1,491	$3,742

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Number of					Accumulated
	Common	Number of	Additional	Common		other	Total
	Shares	treasury	paid-in	Shares held	Retained	comprehensive	shareholders'
(in thousands)	outstanding	shares	capital	in treasury	earnings	loss	equity

BALANCE DECEMBER 31, 2020	27,006	1,960	$234,409	$(60,482)	$212,342	$(89,635)	$296,634
Net income	—	—	—	—	130	—	130
Unrealized loss on derivatives, net	—	—	—	—	—	(129)	(129)
Currency translation adjustments	—	—	—	—	—	(10,778)	(10,778)
Issuance of Common Shares	224	(224)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(68)	68	—	4,392	—	—	4,392
Share-based compensation, net	—	—	(5,577)	—	—	—	(5,577)
BALANCE MARCH 31, 2021	27,162	1,804	$228,832	$(56,090)	$212,472	$(100,542)	$284,672

BALANCE DECEMBER 31, 2021	27,191	1,775	$232,490	$(55,264)	$215,748	$(97,024)	$295,950
Net loss	—	—	—	—	(7,675)	—	(7,675)
Unrealized gain on derivatives, net	—	—	—	—	—	1,048	1,048
Currency translation adjustments	—	—	—	—	—	4,161	4,161
Issuance of Common Shares	161	(161)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(36)	36	—	4,093	—	—	4,093
Share-based compensation, net	—	—	(3,653)	—	—	—	(3,653)
BALANCE MARCH 31, 2022	27,316	1,650	$228,837	$(51,171)	$208,073	$(91,815)	$293,924

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

(1) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Stoneridge, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s 2021 Form 10-K.

The Company’s investment in Minda Stoneridge Instruments Ltd. (“MSIL”) for the three months ended March 31, 2021 was determined to be an unconsolidated entity, and was therefore accounted for under the equity method of accounting based on the Company’s 49% ownership in MSIL. The Company sold its equity interest in MSIL on December 30, 2021.

Reclassifications

Certain prior period amounts have been reclassified to conform to their 2022 presentation in the condensed consolidated financial statements.

(2) Recently Issued Accounting Standards

Accounting Standards Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance in ASU 2020-04 provides temporary optional expedient and exceptions to the guidance in U.S. GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”) (also known as the “reference rate reform”). The guidance allows companies to elect not to apply certain modification accounting requirements to contracts affected by the reference rate reform, if certain criteria are met. The guidance will also allow companies to elect various optional expedients which would allow them to continue to apply hedge accounting for hedging relationships affected by the reference rate reform, if certain criteria are met. The new standard was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. As of March 31, 2022, the Company has not yet had contracts modified due to rate reform.

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

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

Revenue by Reportable Segment

Control Devices. Our Control Devices segment designs and manufactures products that monitor, measure or activate specific functions within a vehicle. This segment includes product lines such as actuators, sensors, switches and connectors. We sell these products principally to the automotive market in the North American and Asia Pacific regions. To a lesser extent, we also sell these products to the commercial vehicle and agricultural markets in the North American and Asia Pacific regions. Our customers included in these markets primarily consist of original equipment manufacturers (“OEM”) and companies supplying components directly to the OEMs (“Tier 1 supplier”).

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

The following tables disaggregate our revenue by reportable segment and geographical location(1) for the three months ended March, 2022 and 2021:

	Control Devices		Electronics		Stoneridge Brazil		Consolidated
Three months ended March 31,	2022	2021	2022	2021	2022	2021	2022	2021
Net Sales:
North America	$71,490	$76,129	$32,338	$20,405	$-	$-	$103,828	$96,534
South America	-	-	-	-	12,045	11,407	12,045	11,407
Europe	-	6,790	91,785	61,005	-	-	91,785	67,795
Asia Pacific	12,570	16,699	830	1,360	-	-	13,400	18,059
Total net sales	$84,060	$99,618	$124,953	$82,770	$12,045	$11,407	$221,058	$193,795

(1)	Company sales based on geographic location are where the sale originates not where the customer is located.

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

Contract Balances

The Company had no material contract assets, contract liabilities or capitalized contract acquisition costs as of March 31, 2022 and December 31, 2021.

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

	March 31,	December 31,
	2022	2021
Raw materials	$117,945	$107,034
Work-in-progress	11,189	9,755
Finished goods	19,218	21,326
Total inventories, net	$148,352	$138,115

Inventory valued using the FIFO method was $134,853 and $127,939 at March 31, 2022 and December 31, 2021, respectively. Inventory valued using the average cost method was $13,499 and $10,176 at March 31, 2022 and December 31, 2021, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

Derivative Instruments and Hedging Activities

On March 31, 2022, the Company had open Mexican peso-denominated foreign currency forward contracts and net investment hedges of our euro-denominated subsidiary. The Company used foreign currency forward contracts solely for hedging and not for speculative purposes during 2022 and 2021. Management believes that its use of these instruments to reduce risk is in the Company’s best interest. The counterparties to these financial instruments are financial institutions with investment grade credit ratings.

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

The Company has elected to assess hedge effectiveness under the spot method. Accordingly, periodic changes in the fair value of the derivative instruments attributable to factors other than spot exchange rate variability are excluded from the measurement of hedge ineffectiveness and reported directly in earnings each reporting period. The change in fair value of these derivative instruments is recorded in cumulative translation adjustment, which is a component of accumulated other comprehensive loss in the condensed consolidated balance sheets. When the related currency translation adjustment is required to be reclassified, usually upon the sale or liquidation of the investment, the gain or loss included in accumulated other comprehensive loss is recorded in earnings and reflected in other expense, net in the condensed consolidated statements of operations. Upon settlement, cash flows attributable to derivatives designated as net investment hedges will be classified as investing activities in the consolidated statements of cash flows.

Cash Flow Hedges

The Company entered into foreign currency forward contracts to hedge the Mexican peso currency in 2022 and 2021. These forward contracts were executed to hedge forecasted transactions and have been accounted for as cash flow hedges. As such, gains and losses on derivatives qualifying as cash flow hedges are recorded in accumulated other comprehensive loss, to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated other comprehensive loss will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. The cash flow hedges were highly effective. The effectiveness of the transactions has been and will be measured on an ongoing basis using regression analysis and forecasted future purchases of the currency.

In certain instances, the foreign currency forward contracts may not qualify for hedge accounting or are not designated as hedges and, therefore, are marked-to-market with gains and losses recognized in the Company’s condensed consolidated statements of operations as a component of other expense, net. At March 31, 2022, all of the Company’s foreign currency forward contracts were designated as cash flow hedges.

The Company’s foreign currency forward contracts offset a portion of the gains and losses on the underlying foreign currency denominated transactions as follows:

Mexican peso-denominated Foreign Currency Forward Contracts – Cash Flow Hedges

The Company holds Mexican peso-denominated foreign currency forward contracts with a notional amount at March 31, 2022 of $17,091 which expire ratably on a monthly basis from April 2022 to December 2022. The notional amount at December 31, 2021 related to Mexican peso-denominated foreign currency forward contracts was $23,923.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

The Company evaluated the effectiveness of the Mexican peso and U.S. dollar-denominated forward contracts held as of March 31, 2022 and concluded that the hedges were effective.

Interest Rate Risk

Interest Rate Risk – Cash Flow Hedge

On February 18, 2020, the Company entered into a floating-to-fixed interest rate swap agreement (the “Interest Rate Swap”) with a notional amount of $50,000 to hedge its exposure to interest payment fluctuations on a portion of its Credit Facility borrowings. The Interest Rate Swap was designated as a cash flow hedge of the variable interest rate obligation under the Company's Credit Facility that has a current balance of $147,745 at March 31, 2022. Accordingly, the change in fair value of the Interest Rate Swap is recognized in accumulated other comprehensive loss. The Interest Rate Swap agreement requires monthly settlements on the same days that the Credit Facility interest payments are due and has a maturity date of March 10, 2023, which is prior to the Credit Facility maturity date of June 4, 2024. Under the Interest Rate Swap terms, the Company pays a fixed interest rate and receives a floating interest rate based on the one-month LIBOR, with a floor. The critical terms of the Interest Rate Swap are aligned with the terms of the Credit Facility, resulting in no hedge ineffectiveness. The difference between amounts to be received and paid under the Interest Rate Swap is recognized as a component of interest expense, net on the condensed consolidated statements of operations. The Interest Rate Swap settlements increased interest expense by $153 and $158 for the three months ended March 31, 2022 and 2021, respectively.

The notional amounts and fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

			Prepaid expenses		Accrued expenses and
	Notional amounts (A)		and other current assets		other current liabilities
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2022	2021	2022	2021	2022	2021
Derivatives designated as hedging instruments:
Cash flow hedges:
Forward currency contracts	$17,091	$23,923	$1,394	$730	$-	$-
Interest rate swap	$50,000	$50,000	$160	$-	$-	$503
Net investment hedges:
Cross-currency swaps	$50,000	$50,000	$2,011	$1,450	$-	$-
(A)	Notional amounts represent the gross contract of the derivatives outstanding in U.S. dollars.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

Gross amounts recorded for the cash flow and net investment hedges in other comprehensive income (loss) and in net (loss) income for the three months ended March 31 were as follows:

			Gain (loss) reclassified from
	Gain (loss) recorded in other		other comprehensive loss
	comprehensive loss		into net (loss) income (A)
	2022	2021	2022	2021
Derivatives designated as cash flow hedges:
Forward currency contracts	$915	$(154)	$251	$207
Interest rate swap	$510	$39	$(153)	$(158)
Derivatives designated as net investment hedges:
Cross-currency swaps	$687	$-	$-	$-
(A)	Gains reclassified from other comprehensive loss into net (loss) income recognized in selling, general and administrative expenses (“SG&A”) in the Company’s condensed consolidated statements of operations were $51 and $80 for the three months ended March 31, 2022 and 2021, respectively. Gains reclassified from other comprehensive loss into net (loss) income recognized in cost of goods sold (“COGS”) in the Company’s condensed consolidated statements of operations were $199 and $127 for the three months ended March 31, 2022 and 2021, respectively. Losses reclassified from other comprehensive loss into net (loss) income recognized in interest expense, net in the Company’s condensed consolidated statements of operations were $153 and $158 for the three months ended March 31, 2022 and 2021, respectively.

For the three months ended March 31, 2022, the total net gains on the foreign currency contract cash flow hedges of $1,394 are expected to be included in COGS, SG&A and D&D within the next 12 months. Of the total net gains on the Interest Rate Swap cash flow hedge, $160 of gains are expected to be included in interest expense, net within the next 12 months.

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

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

				March 31,	December 31,
		2022			2021
		Fair values estimated using
	Fair	Level 1	Level 2	Level 3	Fair
	value	inputs	inputs	inputs	value
Financial assets carried at fair value:
Forward currency contract	$1,394	$-	$1,394	$-	$730
Cross-currency swaps	2,011	-	2,011	-	1,450
Interest rate swap	160	-	160	-	-
Total financial assets carried at fair value	$3,565	$-	$3,565	$-	$2,180

Financial liabilities carried at fair value:
Interest rate swap	$-	$-	$-	$-	$503
Earn-out consideration	8,659	-	-	8,659	7,351
Total financial liabilities carried at fair value	$8,659	$-	$-	$8,659	$7,854

The following table sets forth a summary of the change in fair value of the Company’s Level 3 financial liabilities related to earn-out consideration that are measured at fair value on a recurring basis.

	Stoneridge Brazil
	2022	2021
Balance at January 1	$7,351	$5,813
Change in fair value	-	72
Foreign currency adjustments	1,308	(513)
Balance at March 31	$8,659	$5,372

The Company is required to pay the Stoneridge Brazil earn-out consideration based on Stoneridge Brazil’s financial performance in 2021. The fair value of the Stoneridge Brazil earn-out consideration is based on earnings before interest, taxes, depreciation and amortization (“EBITDA”) in 2021. The earn-out consideration obligation related to Stoneridge Brazil is recorded within accrued expenses and other current liabilities in the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021.

The change in fair value of the earn-out consideration for Stoneridge Brazil was due to updated financial performance projections during 2021 and foreign currency translation fluctuations. The change in fair value of the Stoneridge Brazil earn-out consideration was recorded in SG&A expense and the foreign currency impact was included in other expense, net in the condensed consolidated statements of operations.

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the three months ended March 31, 2022.

(6) Share-Based Compensation

Compensation expense for share-based compensation arrangements, which is recognized in the condensed consolidated statements of operations as a component of SG&A expenses, was $1,098 and $1,162 for the three months ended March 31, 2022 and 2021, respectively.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

(7) Debt

Debt consisted of the following at March 31, 2022 and December 31, 2021:

	March 31,	December 31,	Interest rates at
	2022	2021	March 31, 2022	Maturity
Revolving Credit Facility
Credit Facility	$147,745	$163,957	2.85%	June 2024

Debt
Sweden short-term credit line	2,028	2,099	2.67%	April 2022
Suzhou short-term credit line	3,155	3,149	4.00% - 4.30%	May 2022 - October 2022
Total debt	5,183	5,248
Less: current portion	(5,183)	(5,248)
Total long-term debt, net	$-	$-

Revolving Credit Facility

On June 5, 2019, the Company entered into the Fourth Amended and Restated Credit Agreement (the “Credit Facility”). The Credit Facility provided for a $400,000 senior secured revolving credit facility and it replaced and superseded the Third Amended and Restated Credit Agreement that provided for a $300,000 revolving credit facility. The Credit Facility had an accordion feature which allowed the Company to increase the availability by up to $150,000 upon the satisfaction of certain conditions and includes a letter of credit subfacility, swing line subfacility and multicurrency subfacility. The Credit Facility has a termination date of June 5, 2024. Borrowings under the Credit Facility bear interest at either the Base Rate or the LIBOR rate, at the Company’s option, plus the applicable margin as set forth in the Credit Facility. The Credit Facility contains certain financial covenants that require the Company to maintain less than a maximum leverage ratio and more than a minimum interest coverage ratio.

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

Amendment No. 1 changed the leverage based LIBOR pricing grid through the maturity date of the Credit Facility and also provides for a LIBOR floor of 50 basis points on outstanding borrowings excluding any Specified Hedge Borrowings (as defined) which remain subject to a LIBOR floor of 0 basis points. As of March 31, 2022, Specified Hedge Borrowings were $50,000.

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

The Company capitalized an additional $484 of deferred financing costs as a result of entering into Amendment No. 3. In connection with Amendment No. 3, the Company wrote off a portion of the previously recorded deferred financing costs of $365 in interest expense, net during three months ended March 31, 2022.

Borrowings outstanding on the Credit Facility were $147,745 and $163,957 at March 31, 2022 and December 31, 2021, respectively.

The Company was in compliance with all credit facility covenants at March 31, 2022 and December 31, 2021.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

The Company also has outstanding letters of credit of $1,698 at both March 31, 2022 and December 31, 2021.

Debt

Stoneridge Brazil maintained short-term notes used for working capital purposes which had fixed or variable interest rates during 2021. There were no borrowings outstanding on these notes at March 31, 2022 or December 31, 2021.

The Company’s wholly-owned subsidiary located in Sweden, has an overdraft credit line which allows overdrafts on the subsidiary’s bank account up to a daily maximum level of 20,000 Swedish krona, or $2,130 and $2,213, at March 31, 2022 and December 31, 2021, respectively. At March 31, 2022 there was 19,047 Swedish krona, or $2,028 outstanding on this overdraft credit line. At December 31, 2021 there was 18,973 Swedish krona, or $2,099, outstanding on this overdraft credit line. During the three months ended March 31, 2022, the subsidiary borrowed 92,831 Swedish krona, or $9,885, and repaid 92,757 Swedish krona, or $9,877.

The Company’s wholly-owned subsidiary located in Suzhou, China (the “Suzhou subsidiary”), has two credit lines (the “Suzhou credit line”) which allow up to a maximum borrowing level of 50,000 Chinese yuan, or $7,887 and $7,871 at March 31, 2022, and December 31, 2021. At March 31, 2022 and December 31, 2021 there was $3,155 and $3,149, respectively, in borrowings outstanding on the Suzhou credit line with weighted-average interest rates of 4.15% at both March 31, 2022 and December 31, 2021. The Suzhou credit line is included on the condensed consolidated balance sheet within current portion of debt. In addition, the Suzhou subsidiary has a bank acceptance draft line of credit which facilitates the extension of trade payable payment terms by 180 days. This bank acceptance draft line of credit allows up to a maximum borrowing level of 15,000 Chinese yuan, or $2,366 and $2,361, at March 31, 2022 and December 31, 2021, respectively. There was $542 and $2,182 utilized on the Suzhou bank acceptance draft line of credit at March 31, 2022 and December 31, 2021, respectively.

(8) Leases

The Company, as lessor, entered into a lease with a third-party lessee effective July 1, 2020, for our Canton, Massachusetts facility. In conjunction with the Canton restructuring plan outlined in Note 12, the Company ceased operations at this facility in March 2020. As discussed in Note 16, the Company sold the Canton facility and assigned the lease to the buyer on June 17, 2021. The Company recognized lease income on a straight-line basis over the lease term until the time of the sale. The Company recognized, in its Control Devices segment, operating and variable lease income from the lease in our condensed consolidated statements of operations of $320 and $99, respectively, for the three months ended March 31, 2021.

(9) (Loss) Earnings Per Share

Basic (loss) earnings per share was computed by dividing net (loss) income by the weighted-average number of Common Shares outstanding for each respective period. Diluted earnings per share was calculated by dividing net income by the weighted-average of all potentially dilutive Common Shares that were outstanding during the periods presented. However, for all periods in which the Company recognized a net loss, the Company did not recognize the effect of the potential dilutive securities as their inclusion would be anti-dilutive. Potential dilutive shares of 218,727 for the three months ended March 31, 2022 were excluded from diluted loss per share because the effect would be anti-dilutive.

Weighted-average Common Shares outstanding used in calculating basic and diluted earnings per share were as follows:

Three months ended March 31,	2022	2021
Basic weighted-average Common Shares outstanding	27,198,677	27,016,551
Effect of dilutive shares	-	468,965
Diluted weighted-average Common Shares outstanding	27,198,677	27,485,516

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

There were 797,873 and 778,199 performance-based right to receive Common Shares outstanding at March 31, 2022 and 2021, respectively. The right to receive Common Shares are included in the computation of diluted earnings per share based on the number of Common Shares that would be issuable if the end of the quarter were the end of the contingency period.

(10)  Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss for the three months ended March 31, 2022 and 2021 were as follows:

	Foreign	Unrealized
	currency	gain (loss)
	translation	on derivatives	Total
Balance at January 1, 2022	$(97,203)	$179	$(97,024)
Other comprehensive income before reclassifications	4,161	1,126	5,287
Amounts reclassified from accumulated other comprehensive loss	-	(78)	(78)
Net other comprehensive income, net of tax	4,161	1,048	5,209
Balance at March 31, 2022	$(93,042)	$1,227	$(91,815)

Balance at January 1, 2021	$(88,795)	$(840)	$(89,635)
Other comprehensive loss before reclassifications	(10,778)	(90)	(10,868)
Amounts reclassified from accumulated other comprehensive loss	-	(39)	(39)
Net other comprehensive loss, net of tax	(10,778)	(129)	(10,907)
Balance at March 31, 2021	$(99,573)	$(969)	$(100,542)

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

As a result of environmental studies performed at the Company’s former facility located in Sarasota, Florida, the Company became aware of soil and groundwater contamination at the site and engaged an environmental engineering consultant to develop a remediation and monitoring plan for the site. Soil remediation at the site was completed during the year ended December 31, 2010. A remedial action plan was approved by the Florida Department of Environmental Protection and groundwater remediation began in the fourth quarter of 2015. During the three months ended March 31, 2022 and 2021, the Company recognized expense of $0 and $407 respectively, related to groundwater remediation. At March 31, 2022 and December 31, 2021, the Company accrued $345 and $391, respectively, related to expected future remediation costs. At March 31, 2022 and December 31, 2021, $170 and $216, respectively, were recorded as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheets while the remaining amounts as of March 31, 2022 and December 31, 2021 were recorded as a component of other long-term liabilities. Costs associated with the recorded liability will be incurred to complete the groundwater remediation and monitoring. The recorded liability is based on assumptions in the remedial action plan as well as estimates for future remediation activities. Although the Company sold the Sarasota facility and related property in December 2011, the liability to remediate the site contamination remains the responsibility of the Company. Due to the ongoing site remediation, the Company is currently required to maintain a $1,489 letter of credit for the benefit of the buyer.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

The Company’s Stoneridge Brazil subsidiary has civil, labor and other tax contingencies (excluding income tax) for which the likelihood of loss is deemed to be reasonably possible, but not probable, by the Company’s legal advisors in Brazil. As a result, no provision has been recorded with respect to these contingencies, which amounted to R$47,618 ($10,051) and R$46,530 ($8,338) at March 31, 2022 and December 31, 2021, respectively. An unfavorable outcome on these contingencies could result in significant cost to the Company and adversely affect its results of operations.

On August 12, 2020, the Brazilian Administrative Counsel for Economic Defense (“CADE”) issued a ruling against Stoneridge Brazil for abuse of dominance and market foreclosure through its prior use of exclusivity provisions in agreements with its distributors. The CADE tribunal imposed a R$7,995 ($1,687) fine which is included in the reasonably possible contingencies noted above. The Company is challenging this ruling in Brazilian federal court to reverse this decision by the CADE tribunal.

Product Warranty and Recall

Amounts accrued for product warranty and recall claims are established based on the Company’s best estimate of the amounts necessary to settle existing and future claims on products sold as of the balance sheet dates. These accruals are based on several factors including past experience, production changes, industry developments and various other considerations. Our estimate is based on historical trends of units sold and claim payment amounts, combined with our current understanding of the status of existing claims and discussions with our customers. The key factors in our estimate are the stated or implied warranty period, the customer source, customer policy decisions regarding warranties and customers seeking to hold the Company responsible for their product warranties. The Company can provide no assurances that it will not experience material claims or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued. The current portion of the product warranty and recall reserve is included as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets. Product warranty and recall included $3,070 and $3,094 of a long-term liability at March 31, 2022 and December 31, 2021, respectively, which is included as a component of other long-term liabilities on the condensed consolidated balance sheets.

The following provides a reconciliation of changes in product warranty and recall liability:

Three months ended March 31,	2022	2021
Product warranty and recall at beginning of period	$9,846	$12,691
Accruals for warranties established during period	3,058	1,232
Aggregate changes in pre-existing liabilities due to claim developments	-	529
Settlements made during the period	(2,992)	(4,577)
Foreign currency translation	(94)	(302)
Product warranty and recall at end of period	$9,818	$9,573

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

As a result of the PM sensor restructuring actions, the Company recognized expense of $1,369 for the three months ended March 31, 2021 for non-cash fixed asset charges, including impairment and accelerated depreciation of PM sensor related fixed assets, employee severance and termination costs and other related costs. For the three months ended March 31, 2021 restructuring related costs of $650, $638 and $81 were recognized in COGS, SG&A and D&D, respectively. The only remaining costs relate to potential commercial settlements and legal fees which we continue to negotiate. The estimated range of additional cost related to these settlements and fees is up to $4,200.

The expenses for the exit of the PM sensor line that relate to the Control Devices reportable segment include the following:

	Accrual as of	2022 Charge	Utilization		Accrual as of
	January 1, 2022	to Expense	Cash	Non-Cash	March 31, 2022
Fixed asset impairment and accelerated depreciation	$-	$-	$-	$-	$-
Employee termination benefits	35	-	(35)	-	-
Other related costs	-	-	-	-	-
Total	$35	$-	$(35)	$-	$-

	Accrual as of	2021 Charge	Utilization		Accrual as of
	January 1, 2021	to Expense	Cash	Non-Cash	March 31, 2021
Fixed asset impairment and accelerated depreciation	$-	$185	$-	$(185)	$-
Employee termination benefits	-	76	(76)	-	-
Other related costs	-	1,108	(1,108)	-	-
Total	$-	$1,369	$(1,184)	$(185)	$-

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

As a result of the Canton Restructuring actions, the Company recognized expense of $13 for the three months ended March 31, 2021 for employee termination costs and other restructuring related costs. For the three months ended March 31, 2021 other restructuring related costs of $13 were recognized in D&D in the condensed consolidated statements of operations. We do not expect to incur additional costs related to the Canton Restructuring. Refer to Note 8 and Note 16 to the condensed consolidated financial statements for additional details regarding the third-party lease and sale, respectively, of the Canton facility.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

The expenses for the Canton Restructuring that relate to the Control Devices reportable segment include the following:

	Accrual as of	2022 Charge	Utilization		Accrual as of
	January 1, 2022	to Expense	Cash	Non-Cash	March 31, 2022
Employee termination benefits	$93	$-	$(93)	$-	$-
Other related costs	-	-	-	-	-
Total	$93	$-	$(93)	$-	$-

	Accrual as of	2021 Charge	Utilization		Accrual as of
	January 1, 2021	to Expense	Cash	Non-Cash	March 31, 2021
Employee termination benefits	$165	$-	$(25)	$-	$140
Other related costs	-	13	(13)	-	-
Total	$165	$13	$(38)	$-	$140

In the fourth quarter of 2018, the Company undertook restructuring actions for the Electronics segment affecting the European Aftermarket business and China operations. In the second quarter of 2020, the Company finalized plans to move its European Aftermarket sales activities in Dundee, Scotland to a new location which resulted in incurring contract termination costs as well as employee severance and termination costs. In addition, the Company announced a restructuring program to transfer the European production of its’ controls product line to China. As a result of these actions, the Company recognized expense of $199 for the three months ended March 31, 2021 for employee severance and termination costs, non-cash fixed asset charges for accelerated depreciation of fixed assets, contract termination costs and other related costs. Electronics segment restructuring (benefit) costs recognized in COGS, SG&A and D&D in the condensed consolidated statement of operations for the three months ended March 31, 2021 were $(2), $155 and $46, respectively. The Company does not expect to incur additional costs related to these Electronics segment restructuring actions.

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

Business realignment charges by reportable segment were as follows:

Three months ended March 31,	2022	2021
Control Devices (A)	$-	$192
Electronics (B)	-	12
Stoneridge Brazil (C)	34	-
Unallocated Corporate (D)	-	42
Total business realignment charges	$34	$246

(A)	Severance costs for the three months ended March 31, 2021 related to SG&A were $192.
(B)	Severance (benefit) costs for the three months ended March 31, 2021 related to SG&A and D&D were $(22) and $34, respectively.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

(C)	Severance costs for the three months ended March 31, 2022 related to SG&A were $34.
(D)	Severance costs for the three months ended 2021 related to SG&A were $42.

Business realignment charges classified by statement of operations line item were as follows:

Three months ended March 31,	2022	2021
Selling, general and administrative	34	212
Design and development	-	34
Total business realignment charges	$34	$246

(13) Income Taxes

For interim tax reporting we estimate our annual effective tax rate and apply it to our year to date ordinary income. Tax jurisdictions with a projected or year to date loss for which a benefit cannot be realized are excluded.

For the three months ended March 31, 2022, income tax expense of $1,493 was attributable to the mix of earnings among tax jurisdictions as well as tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions. The effective tax rate of (24.2)% varies from the statutory rate primarily due to the impact of tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions as well as U.S. taxes on foreign earnings offset by tax credits and incentives.

For the three months ended March 31, 2021, income tax expense of $419 was primarily related to the mix of earnings among tax jurisdictions as well as tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions. The effective tax rate of 76.2% is greater than the statutory rate primarily due to the impact of certain incentives offset by non-deductible expenses and tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions, offset by tax deductible stock compensation and tax incentives.

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

The accounting policies of the Company’s reportable segments are the same as those described in Note 2, “Summary of Significant Accounting Policies” of the Company’s 2021 Form 10-K. The Company’s management evaluates the performance of its reportable segments based primarily on revenues from external customers, capital expenditures and operating income. Inter-segment sales are accounted for on terms similar to those to third parties and are eliminated upon consolidation.

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

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

A summary of financial information by reportable segment is as follows:

Three months ended March 31	2022	2021
Net Sales:
Control Devices	$84,060	$99,618
Inter-segment sales	930	1,980
Control Devices net sales	84,990	101,598
Electronics	124,953	82,770
Inter-segment sales	7,711	5,979
Electronics net sales	132,664	88,749
Stoneridge Brazil	12,045	11,407
Inter-segment sales	-	-
Stoneridge Brazil net sales	12,045	11,407
Eliminations	(8,641)	(7,959)
Total net sales	$221,058	$193,795
Operating (Loss) Income:
Control Devices	$6,776	$10,165
Electronics	(2,712)	(873)
Stoneridge Brazil	492	(48)
Unallocated Corporate (A)	(7,540)	(7,185)
Total operating (loss) income	$(2,984)	$2,059
Depreciation and Amortization:
Control Devices	$3,561	$4,079
Electronics	3,593	2,809
Stoneridge Brazil	991	1,004
Unallocated Corporate	561	689
Total depreciation and amortization (B)	$8,706	$8,581
Interest Expense (Income), net:
Control Devices	$25	$45
Electronics	73	96
Stoneridge Brazil	(158)	(7)
Unallocated Corporate	1,846	1,632
Total interest expense, net	$1,786	$1,766
Capital Expenditures:
Control Devices	$3,845	$1,361
Electronics	2,833	3,450
Stoneridge Brazil	669	662
Unallocated Corporate(C)	21	501
Total capital expenditures	$7,368	$5,974

	March 31,	December 31,
	2022	2021
Total Assets:
Control Devices	$185,298	$181,968
Electronics	336,018	338,080
Stoneridge Brazil	68,287	59,100
Corporate (C)	414,487	438,175
Eliminations	(353,242)	(351,924)
Total assets	$650,848	$665,399

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

The following tables present net sales and long-term assets for each of the geographic areas in which the Company operates:

Three months ended March 31	2022	2021
Net Sales:
North America	$103,828	$96,534
South America	12,045	11,407
Europe and Other	105,185	85,854
Total net sales	$221,058	$193,795

	March 31,	December 31,
	2022	2021
Long-term Assets:
North America	$91,373	$91,039
South America	35,507	30,272
Europe and Other	127,665	133,264
Total long-term assets	$254,545	$254,575
(A)	Unallocated Corporate expenses include, among other items, accounting/finance, human resources, information technology and legal costs as well as share-based compensation.
(B)	These amounts represent depreciation and amortization on property, plant and equipment and certain intangible assets.
(C)	Assets located at Corporate consist primarily of cash, intercompany loan receivables, fixed assets for the corporate headquarter building, leased assets, information technology assets, equity investments and investments in subsidiaries.

(15) Investments

Minda Stoneridge Instruments Ltd.

The Company had a 49% equity interest in Minda Stoneridge Instruments Ltd. (“MSIL”), a company based in India that manufactures electronics, instrumentation equipment and sensors primarily for the motorcycle, commercial vehicle and automotive markets. The Company sold its investment in MSIL on December 30, 2021. The investment was accounted for under the equity method of accounting. Equity in earnings of MSIL included in the condensed consolidated statements of operations was $430 for the three months ended March 31, 2021.

PST Eletrônica Ltda.

The Company had a 74% controlling interest in Stoneridge Brazil from December 31, 2011 through May 15, 2017. On May 16, 2017, the Company acquired the remaining 26% noncontrolling interest in Stoneridge Brazil. As part of the acquisition agreement, the Company was required to pay additional earn-out consideration based on Stoneridge Brazil’s financial performance in 2021. The final earn-out consideration of $8,659 was paid in the second quarter of 2022. See Note 5 for the fair value and foreign currency adjustments of the earn-out consideration for the current and prior periods.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

Other Investments

In December 2018, the Company entered into an agreement to make a $10,000 investment in a fund (“Autotech Fund II”) managed by Autotech Ventures (“Autotech”), a venture capital firm focused on ground transportation technology which is accounted for under the equity method of accounting. The Company’s $10,000 investment in the Autotech Fund II will be contributed over the expected ten-year life of the fund. The Company did not contribute to or receive distributions from Autotech Fund II during the three months ended March 31, 2022. The Company contributed $650 to and received $251 in distributions from Autotech Fund II during the three months ended March 31, 2021. The Company has a 6.4% interest in Autotech Fund II. The Company recognized a loss of $81 and earnings $184 during the three months ended March 31, 2022 and 2021, respectively. The Autotech Fund II investment recorded in investments and other long-term assets in the condensed consolidated balance sheets was $8,436 and $8,517 as of March 31, 2022 and December 31, 2021, respectively.

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

Pursuant to the contract manufacturing agreement, the Company produced and sold PM sensor Gen 1 finished goods inventory to SMP for net sales and COGS of $778 and $744, respectively, in the three months ended March 31, 2021. In addition, the Company received $68 for services provided pursuant to the transition services agreement which were recognized as a reduction in SG&A for the three months ended March 31, 2021.

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

Impacts to Global Market Conditions

The ongoing supply chain disruptions, primarily related to semiconductor shortages, and the continued impacts of the coronavirus pandemic (“COVID-19”), have had a negative impact on the global economy since the first quarter of 2020. In addition, the global economy has been affected by geopolitical conflicts, primarily related to the Russia-Ukraine war, beginning in the first quarter of 2022. These conditions have disrupted, and likely will continue to disrupt, the global vehicle industry and customer sales, production volumes and purchases of automotive, commercial, off-highway and agricultural vehicles by end-consumers.

The adverse impacts of the supply chain disruptions, geopolitical conflicts and the COVID-19 pandemic have resulted in longer lead-times, higher material cost inflation, delays in procuring other component parts and raw materials and significant production volume reductions as a result of these shortages. We are working closely with our suppliers and customers to minimize any potential adverse impacts, and we continue to closely monitor the availability of semiconductor microchips and other component parts and raw materials, customer vehicle production schedules and any other supply chain inefficiencies that may arise, due to these or any other issues. During the first quarter of 2022, the Company recognized $24.4 million of cost recoveries related to spot buys of materials purchased from electronic component brokers for our customers and $6.3 million of negotiated price increases to offset material cost inflation.

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

First Quarter Overview

As a result of the volatile business environment, the first quarter of 2022 continued to present a number of commercial and operational challenges, however, the Company was able to effectively navigate these challenges while at the same time continuing to execute on our long-term strategy. We continued to focus on controlling the variables that we could control and limiting the impact of externalities to our business. During the first quarter we made significant progress with the majority of our customers on pricing actions to offset a large portion of the incremental material and supply chain related costs we have incurred and are forecasting for 2022. The Company continues to work with our customers to preserve gross margin through price increases aligned with current market conditions and is executing on initiatives to reduce supply chain related costs and improve working capital.

The Company had a net loss of $7.7 million, or $(0.28) per diluted share, for the three months ended March 31, 2022.

Net loss for the quarter ended March 31, 2022 increased by $7.8 million, or $(0.28) per diluted share, from net income of $0.1 million, or $0.00 per diluted share, for the three months ended March 31, 2021. Net loss increased primarily due to lower gross margin primarily driven by higher material costs from the adverse impacts of supply chain disruptions and material inflation. Net sales increased by $27.3 million, or 14.1%, primarily from higher volumes as well as favorable customer pricing for recoveries of semiconductor spot buy purchases in our Electronics segment and negotiated price increases in our Electronics and Control Devices segments offset by lower volumes in our Control Devices segment. During the first quarter, the overall transportation industry continued to be challenged by on-going supply chain disruptions including electronic component shortages. Recent production shutdowns and altered production forecasts at our OEM customers, often on short notice, had a negative impact on our financial results for the first quarter. In addition, we continue to experience higher material costs from the unfavorable impacts of component shortages due to global supply chain disruptions and material inflation.

Our Control Devices segment net sales decreased by 15.6% compared to the first quarter of 2021 primarily as a result of decreased volumes in our European automotive markets due to our exit of the PM sensor business as well as lower North American commercial vehicle volumes. Segment gross margin decreased due to lower sales volumes, increased costs associated with supply chain disruptions and unfavorable fixed cost leverage. Segment operating income decreased due to decreased sales volumes and lower gross margin.

Our Electronics segment net sales increased by 51.0% compared to the first quarter of 2021 primarily due to increased sales volumes in our North American commercial, European commercial and European off-highway vehicle markets, favorable customer pricing for recoveries of semiconductor spot buy purchases and negotiated price increases. Segment gross margin decreased primarily due to increased material costs associated with supply chain disruptions including spot purchases of electronic components and material inflation offsetting higher sales levels. Operating loss for the segment increased compared to the first quarter of 2021 due to higher material costs from supply chain disruptions including spot purchases of electronic components and material inflation and higher D&D costs caused by lower customer reimbursements.

Our Stoneridge Brazil segment net sales increased by 5.6% compared to the first quarter of 2021 primarily due to favorable foreign currency translation as higher OEM product line sales were offset by lower sales of Original Equipment Services (“OES”) products. Segment gross margin was slightly higher due to favorable foreign currency translation offsetting adverse sales mix. Operating income increased compared to 2021 due to higher gross margin and lower selling related costs.

In the first quarter of 2022, SG&A expenses decreased by $2.0 million compared to the first quarter of 2021 primarily due to favorable commercial and legal settlements at our Control Devices segment.

In the first quarter of 2022, D&D costs increased by $2.4 million due to increased spend in our Electronics and Control Devices segments primarily from lower customer reimbursements at Electronics.

At March 31, 2022 and December 31, 2021, we had cash and cash equivalents balances of $41.4 million and $85.5 million, respectively, and we had $147.7 million and $164.0 million, respectively, in borrowings outstanding on the Credit Facility. The 2022 decrease in cash and cash equivalents was to support higher working capital levels, specifically inventory, capital expenditures and the repayment of Credit Facility borrowings.

Outlook

The Company believes that focusing on products that address industry megatrends will have a positive impact on both our top-line growth and underlying margins. Since the first quarter of 2020, COVID-19 caused worldwide adverse economic conditions and uncertainty in our served markets. In the first quarter of 2021, we began experiencing supply chain related disruptions because of a worldwide semiconductor shortage, which has resulted in longer lead-times, higher costs and delays in procuring other component parts and raw materials. The Company expects that ongoing material cost challenges, resulting from supply chain disruptions, material cost inflation and COVID-19, will put pressure on margins in 2022. In order to recover these higher costs, we have negotiated and continue to negotiate price increases with our customers.

The North American automotive market is expected to increase to 14.7 million units in 2022 from 13.0 million units in 2021 as the market continues to recover from supply chain disruptions and COVID-19. The Company expects sales volumes in our Control Devices segment to increase from 2021 based on current 2022 production forecasts and market conditions and the ramp-up of certain electrified vehicle program launches, however, global supply chain shortages, primarily the global semiconductor supply shortage and COVID-19 could adversely impact our sales volumes and gross margin for the remainder of 2022.

For 2022, we expect an increase in our Electronics’ segment sales compared to 2021 primarily due to the increase in production volume forecasts in our European and North American commercial markets, strong demand in our off-highway markets and new program launches in 2022. We expect increased sales from the launch of our first two MirrorEye camera-based vision systems for OEM applications as well as the continued roll out of MirrorEye in the retrofit markets. Customer pricing increased net sales by $24.4 million in the first quarter of 2022, due to customer recoveries related to spot buys of materials purchased for our customers. This spot buy material purchasing activity, which is recognized as revenue and material costs, was passed through 100% to the customer and was driven by electronic component shortages. The Company expects continued spot buy activity in 2022 but cannot predict the duration or magnitude of continued spot buy activity due to volatile supply chains and component availability. We continue to expect that Electronics’ margin will expand sequentially in 2022 and expect above break-even operating income for the segment this year.

In 2021 and continuing through the first quarter of 2022, our D&D spend increased to support near term launches of awarded business primarily in our Electronics segment. We expect that our D&D spending will moderate from current levels as we continue to align our global engineering capabilities in order to develop advanced technologies and systems within our portfolio of products.

Our 2022 Stoneridge Brazil segment revenues increased compared to the prior year due to favorable foreign currency translation. In January 2022, the International Monetary Fund forecasted the Brazil gross domestic product to grow 0.3% in 2022 and 1.6% in 2023. We expect our served market channels to remain stable based on current market conditions. Our financial performance in our Stoneridge Brazil segment is also subject to uncertainty from movements in the Brazilian Real and Argentina Peso foreign currencies.

Beginning in 2021, global transportation vehicle production was impacted by supply chain disruptions, including semiconductor shortages, primarily affecting our commercial vehicle and automotive end-markets. Based on the current market conditions, we expect continued impact on production in 2022. We expect incremental costs related to supply chain disruptions and production schedule volatility to continue to adversely impact our gross margin in 2022.

As a result of these supply chain disruptions and production schedule volatilities, our working capital balances, specifically inventory, have increased significantly. We have developed and are actioning plans to reduce on hand inventory by refining our procurement process which we expect will improve liquidity.

Throughout 2022, we expect our effective tax rate to remain elevated due to the impact of tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions.

Other Matters

A significant portion of our sales are outside of the United States. These sales are generated by our non-U.S. based operations, and therefore, movements in foreign currency exchange rates can have a significant effect on our results of operations, which are presented in U.S. dollars. A significant portion of our raw materials purchased by our Electronics and Stoneridge Brazil segments are denominated in U.S. dollars, and therefore movements in foreign currency exchange rates can also have a significant effect on our results of operations. The U.S. Dollar strengthened against the euro, Swedish krona and Argentine peso in 2022 and the euro, Swedish krona, Brazilian real, Argentine peso and Mexican peso in 2021, unfavorably impacting our material costs and reported results.

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

On March 8, 2021, the Company entered into an Asset Purchase Agreement (the “APA”) by and among the Company, the Company’s wholly owned subsidiary, Stoneridge Electronics AS, as the Sellers, and Standard Motor Products, Inc. (“SMP”) and SMP Poland SP Z O.O., as the Buyers. Pursuant to the APA the Company agreed to sell to the Buyers the Company’s assets located in Lexington, Ohio and Tallinn, Estonia related to the manufacturing of particulate matter sensor products and related service part operations (together, the “PM sensor business”). In the past, the Company has sometimes referred to the PM sensor assets as the Company’s soot sensing business. The Buyers did not acquire any of the Company’s locations or employees. The purchase price for the sale of the PM sensor assets was $4.0 million (subject to a post-closing inventory adjustment which was a payment to SMP of $1.1 million) plus the assumption of certain liabilities. The purchase price was allocated among PM sensor product lines, Gen 1 and Gen 2 as defined under the APA. The purchase price allocated to Gen 1 fixed assets and inventory and Gen 2 fixed assets was $3.2 million and $0.8 million, respectively. The sale of the Gen 2 assets occurred during November 2021, upon completion of the Company’s supply commitments to certain customers. The Company and SMP also entered into certain ancillary agreements, including a contract manufacturing agreement, a transitional services agreement, and a supply agreement, pursuant to which the Company will provide and be compensated for certain manufacturing, transitional, administrative and support services to SMP on a short-term basis.

On May 19, 2020, the Company committed to the strategic exit of its Control Devices particulate matter sensor product line (“PM Sensor Exit”). The decision to exit the PM sensor product line was made after the consideration of the decline in the market outlook for diesel passenger vehicles, the current and expected profitability of the product line and the Company’s strategic focus on aligning resources with the greatest opportunities. The estimated costs for the PM Sensor Exit include employee severance and termination costs, contract termination costs, professional fees and other related costs such as potential commercial and supplier settlements. Non-cash charges include impairment of fixed assets and accelerated depreciation associated with PM sensor production. We did not recognize any expense as a result of these actions during the three months ended March 31, 2022 and we recognized $1.4 million of expense as a result of this initiative during the three months ended March 31, 2021. The only remaining costs relate to potential commercial settlements and legal fees which we continue to negotiate. The estimated additional cost related to these settlements and fees is up to $4.2 million.

In January 2019, we committed to a restructuring plan that resulted in the closure of our Canton, Massachusetts facility (“Canton Facility”) as of March 31, 2020 and the consolidation of manufacturing operations at that site into other Company locations (“Canton Restructuring”). The cost for the Canton Restructuring included employee severance and termination costs, contract termination costs, professional fees and other related costs such as moving and set-up costs for equipment and costs to restore the engineering function previously located at the Canton Facility.  We did not recognize any expense as a result of these actions during the three months ended March 31, 2022 and less than $0.1 million of expense as a result of these actions during the three months ended March 31, 2021. We do not expect to incur additional costs related to the Canton Restructuring. During the third quarter of 2020, we leased the Canton Facility to a third party. On June 17, 2021, we sold the Canton Facility for net proceeds of $35.2 million and a net gain of $30.7 million.

In the fourth quarter of 2018, the Company undertook restructuring actions for the Electronics segment affecting the European Aftermarket business and China operations. In the second quarter of 2020, the Company finalized plans to move its European Aftermarket sales activities in Dundee, Scotland to a new location which resulted in incurring contract termination costs as well as employee severance and termination costs. In addition, the Company announced an additional restructuring program to transfer the European production of its Controls product line to China. We did not recognize any expense as a result of these actions during the three months ended March 31, 2022 and for the three months ended March 31, 2021, we recognized expense of $0.2 million as a result of these actions for related costs. The Company does not expect to incur additional restructuring costs related to these Electronics segment restructuring actions.

We regularly evaluate the performance of our businesses and their cost structures, including personnel, and make necessary changes thereto in order to optimize our results. We also evaluate the required skill sets of our personnel and periodically make strategic changes. As a consequence of these actions, we incur severance related costs which we refer to as business realignment charges. Business realignment costs of less than $0.1 million and $0.2 million were incurred in the three months ended March 31, 2022 and 2021, respectively.

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

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

					Dollar
					increase /
Three months ended March 31,	2022		2021		(decrease)
Net sales	$221,058	100.0%	$193,795	100.0%	$27,263
Costs and expenses:
Cost of goods sold	179,615	81.3	147,709	76.2	31,906
Selling, general and administrative	27,399	12.4	29,376	15.2	(1,977)
Design and development	17,028	7.7	14,651	7.6	2,377
Operating (loss) income	(2,984)	(1.4)	2,059	1.0	(5,043)
Interest expense, net	1,786	0.8	1,766	0.9	20
Equity in loss (earnings) of investee	81	0.1	(614)	(0.3)	695
Other expense, net	1,331	0.6	358	0.2	973
(Loss) income before income taxes	(6,182)	(2.9)	549	0.2	(6,731)
Provision for income taxes	1,493	0.7	419	0.2	1,074
Net (loss) income	$(7,675)	(3.6)%	$130	(0.0)%	$(7,805)

Net Sales. Net sales for our reportable segments, excluding inter-segment sales, are summarized in the following table (in thousands):

					Dollar	Percent
					increase	increase
Three months ended March 31,	2022		2021		(decrease)	(decrease)
Control Devices	$84,060	38.0%	$99,618	51.4%	$(15,558)	(15.6)%
Electronics	124,953	56.6	82,770	42.7	42,183	51.0%
Stoneridge Brazil	12,045	5.4	11,407	5.9	638	5.6%
Total net sales	$221,058	100.0%	$193,795	100.0%	$27,263	14.1%

Our Control Devices segment net sales decreased $15.6 million due to a decrease in our European automotive, North American commercial vehicle and North American automotive markets of $5.9 million, $3.7 million and $2.8 million, respectively, as well as decreases in our China commercial vehicle and automotive markets of $2.9 million and $1.6 million, respectively. In addition, first quarter of 2022 net sales were favorably impacted by negotiated price increases of $2.3 million.

Our Electronics segment net sales increased due higher sales volumes in our North American commercial, European commercial and European off-highway vehicle markets of $10.3 million, $6.2 million and $3.0 million, respectively. In addition, first quarter of 2022 net sales were favorably impacted by both customer pricing for recoveries of electronics component spot buys and for negotiated price increases of $24.4 million and $4.0 million, respectively. These increases were offset by $4.9 million due to unfavorable euro and Swedish krona foreign currency translation compared to the prior year quarter.

Our Stoneridge Brazil segment net sales increased primarily due to favorable foreign currency translation as higher sales volumes for our OEM products were offset by lower sales in our OES market channel.

Net sales by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
					increase	increase
Three months ended March 31,	2022		2021		(decrease)	(decrease)
North America	$103,828	47.0%	$96,534	49.8%	$7,294	7.6%
South America	12,045	5.4	11,407	5.9	638	5.6%
Europe and Other	105,185	47.6	85,854	44.3	19,331	22.5%
Total net sales	$221,058	100.0%	$193,795	100.0%	$27,263	14.1%

The increase in North American net sales was mostly attributable to an increase in sales volume in our Electronics segment North American commercial vehicle market of $10.3 million offset by sales volume decreases in our Control Devices segment North American commercial vehicle market of $3.7 million. The increase in net sales in South America was primarily due to favorable foreign currency translation as higher sales volumes for our OEM products were offset by lower sales in our OES market channel. The increase in net sales in Europe and Other was due to customer pricing for recoveries of semiconductor spot buy purchases and contractual price increases of $23.8 million and $4.0 million, respectively and increases in our European commercial vehicle and European off-highway markets of $5.3 million and $3.0 million, respectively. This increase for Europe and Other was offset by decreases in our European automotive market of $5.9 million and China commercial vehicle and automotive markets of $4.5 million and $1.6 million, respectively. In addition, Europe and Other net sales decreased $4.5 million due to unfavorable foreign currency translation.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased compared to the first quarter of 2021 and our gross margin decreased from 23.8% in the first quarter of 2021 to 18.7% in the first quarter of 2022. Our material cost as a percentage of net sales increased from 54.8% in the first quarter of 2021 to 62.3% in the first quarter of 2022 from higher material costs associated with supply chain disruptions including spot purchases of electronic components and material inflation. In 2022, cost of goods sold increased by $24.4 million, or 11.3% of net sales, due to semiconductor spot buy purchases which were offset by customer recoveries. Overhead as a percentage of net sales decreased to 14.4% for the first quarter of 2022 compared to 15.7% for the first quarter of 2021 due to leverage of fixed costs from higher sales levels.

Our Control Devices segment gross margin decreased primarily due to the decrease in sales volume, higher material costs associated with supply chain disruptions and inflation as well as adverse leverage of fixed costs.

Our Electronics segment gross margin decreased primarily due to increased material costs associated with supply chain disruptions including spot purchases of electronic components and material inflation offsetting favorable pricing and leverage of fixed costs from higher sales levels.

Our Stoneridge Brazil segment gross margin as a percentage of sales was consistent with the prior year quarter as favorable foreign currency translation was mostly offset by adverse sales mix.

Selling, General and Administrative. SG&A expenses decreased by $2.0 million compared to the first quarter of 2021 due to favorable 2022 non-recurring commercial and legal settlements and 2021 Sarasota environmental remediation costs of $0.4 million in our Control Devices segment as well as lower selling costs. Offsetting these favorable items was the 2021 gain on disposal of the PM Sensor business of $0.7 million.

Design and Development. D&D costs increased by $2.4 million due to the adverse timing of customer reimbursements for Electronics and increased spend for product launches in our Electronics and Control Devices segments.

Operating (Loss) Income. Operating (loss) income by segment is summarized in the following table (in thousands):

			Dollar	Percent
			increase /	increase /
Three months ended March 31,	2022	2021	(decrease)	(decrease)
Control Devices	$6,776	$10,165	$(3,389)	(33.3)
Electronics	(2,712)	(873)	(1,839)	(210.7)%
Stoneridge Brazil	492	(48)	540	1,125.0
Unallocated corporate	(7,540)	(7,185)	(355)	(4.9)%
Operating (loss) income	$(2,984)	$2,059	$(5,043)	(244.9)

Our Control Devices segment operating income decreased due to the impact of gross margin from higher material costs associated with supply chain disruptions and inflation, and adverse leverage of fixed costs from lower sales levels.

Our Electronics segment operating loss increased primarily due to lower segment gross margin from higher material costs associated with supply chain disruptions including spot purchases of electronic components net of recoveries and inflation as well as higher D&D spending caused by lower customer reimbursements.

Our Stoneridge Brazil segment operating income increased primarily due to slightly higher gross margin and lower selling related costs.

Our unallocated corporate operating loss increased primarily from higher employee benefit and recruiting costs.

Operating (loss) income by geographic location is summarized in the following table (in thousands):

			Dollar	Percent
			increase /	increase /
Three months ended March 31,	2022	2021	(decrease)	(decrease)
North America	$(752)	$(2,638)	$1,886	71.5%
South America	492	(48)	540	1,125.0
Europe and Other	(2,724)	4,745	(7,469)	(157.4)
Operating (loss) income	$(2,984)	$2,059	$(5,043)	(244.9)

Our North American operating loss decreased due to increased sales in our commercial vehicle market and favorable commercial and legal settlements offset by higher material costs associated with supply chain disruptions and inflation. The increase in operating income in South America was primarily due to slightly higher gross margin and lower selling related costs. Our operating results in Europe and Other decreased primarily due to higher material costs from supply chain disruptions including spot purchases of electronic components net of recoveries and inflation as well as higher D&D spending caused by lower customer reimbursements.

Interest Expense, net. Interest expense, net was $1.8 million for both the three months ended March 31, 2022 and 2021. Interest expense, net included $0.4 million related to the write-off of deferred financing fees as a result of Amendment No. 3 to the Credit Facility for the three months ended March 31, 2022.

Equity in Loss (Earnings) of Investee. Equity earnings for MSIL were $0.4 million for the three months ended March 31, 2021. As discussed in Note 15 to the condensed consolidated financial statements, the Company sold its equity interest in MSIL on December 30, 2021. Equity loss (earnings) for Autotech were $0.1 million and $(0.2) million for the three months ended March 31, 2022 and 2021, respectively.

Other Expense, net. We record certain foreign currency transaction losses (gains) as a component of other expense, net on the condensed consolidated statement of operations. Other expense, net of $1.3 million increased by $1.0 million compared to the first quarter of 2021 due to 2022 foreign currency transaction losses in our Stoneridge Brazil and Control Devices segments.

Provision for Income Taxes. In the three months ended March 31, 2022, income tax expense of $1.5 million was attributable to the mix of earnings among tax jurisdictions as well as tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions. The effective tax rate of (24.2)% varies from the statutory tax rate primarily due to the impact of tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions as well as U.S. taxes on foreign earnings offset by tax credits and incentives.

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

Liquidity and Capital Resources

Summary of Cash Flows:

Three months ended March 31,	2022	2021
Net cash provided by (used for):
Operating activities	$(19,811)	$(17,066)
Investing activities	(7,236)	(6,912)
Financing activities	(17,146)	12,824
Effect of exchange rate changes on cash and cash equivalents	34	(2,257)
Net change in cash and cash equivalents	$(44,159)	$(13,411)

Cash used for operating activities increased compared to 2021 primarily due to lower net income. Our receivable terms and collections rates have remained consistent between periods presented.

Net cash used for investing activities increased compared to 2021 due to the disposal of the PM sensor business offset by higher investments in the Autotech Fund II both of which occurred in 2021.

Net cash used for financing activities increased compared to the prior year primarily due to 2022 net Credit Facility payments.

As outlined in Note 7 to our condensed consolidated financial statements, the Credit Facility permits borrowing up to a maximum level of $300.0 million, as amended on February 28, 2022, by Amendment No. 3 to the Fourth Amended and Restated Credit Agreement (“Amendment No. 3”). This variable rate facility provides the flexibility to refinance other outstanding debt or finance acquisitions through June 2024. The Credit Facility contains certain financial covenants that require the Company to maintain less than a maximum leverage ratio and more than a minimum interest coverage ratio. The Credit Facility also contains affirmative and negative covenants and events of default that are customary for credit arrangements of this type including covenants which place restrictions and/or limitations on the Company’s ability to borrow money, make capital expenditures and pay dividends. The Credit Facility had an outstanding balance of $147.7 million at March 31, 2022.

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

Amendment No. 1 increased the leverage based LIBOR pricing grid through the maturity date and also provided for a LIBOR floor of 50 basis points on outstanding borrowings excluding any Specified Hedge Borrowings (as defined) which remain subject to a LIBOR floor of 0 basis points.

On December 17, 2021, the Company entered into Amendment No. 2 to the Fourth Amended and Restated Credit Agreement (“Amendment No. 2”). Amendment No. 2 implemented non-LIBOR interest reference rates for borrowings in euros and British pounds.

Due to the ongoing impacts of the COVID-19 pandemic and supply chain disruptions on the Company’s end-markets and the resulting financial impacts on the Company, on February 28, 2022, the Company entered into Amendment No. 3. Amendment No. 3 reduces the total revolving credit commitments from $400.0 million to $300.0 million and the maximum permitted amount of swing loans from $40.0 million to $30.0 million. Amendment No. 3 provides for certain financial covenant relief and additional covenant restrictions during the “Specified Period” (the period from February 28, 2022 until the date that the Company delivers a compliance certificate for the quarter ending March 31, 2023 in form and substance satisfactory to the administrative agent). During the Specified Period:

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

The Company’s wholly owned subsidiary located in Stockholm, Sweden, has an overdraft credit line which allows overdrafts on the subsidiary’s bank account up to a daily maximum level of 20.0 million Swedish krona, or $2.1 million and $2.2 million, at March 31, 2022 and December 31, 2021, respectively. At March 31, 2022, there was 19.0 million Swedish krona, or $2.0 million outstanding on this overdraft credit line. At December 31, 2021, there was 19.0 million Swedish krona, or $2.1 million outstanding on this overdraft credit line. During the three months ended March 31, 2022, the subsidiary borrowed 92.8 million Swedish krona, or $9.9 million, and repaid 92.8 million Swedish krona, or $9.9 million. During the year ended December 31, 2021, the subsidiary borrowed 352.4 million Swedish krona, or $39.0 million, and repaid 346.5 million Swedish krona, or $38.3 million.

The Company’s wholly-owned subsidiary located in Suzhou, China, has two credit lines which allow up to a maximum borrowing level of 50.0 million Chinese yuan, or $7.9 million at both March 31, 2022 and December 31,2021. At March 31, 2022 and December 31, 2021 there was $3.2 million and $3.1 million, respectively, in borrowings outstanding recorded within current portion of debt. In addition, the Suzhou subsidiary has a bank acceptance draft line of credit which allows up to a maximum borrowing level of 15.0 million Chinese yuan, or $2.4 million at both March 31, 2022 and December 31, 2021. There was $0.5 million and $2.2 million utilized on the Suzhou bank acceptance draft line of credit at March 31, 2022 and December 31, 2021, respectively.

On May 19, 2020, the Company committed to the strategic exit of its Control Devices PM sensor product line. The estimated costs for the PM Sensor Exit include employee severance and termination costs, professional fees and other related costs such as potential commercial and supplier settlements. Non-cash charges include impairment of fixed assets and accelerated depreciation associated with PM sensor production. We recognized $1.4 million of expense as a result of this initiative during the three months ended March 31, 2021, respectively. The only remaining costs relate to potential commercial settlements and legal fees which we continue to negotiate. The estimated additional costs related to these settlements and fees is up to $4.2 million.

In December 2018, the Company entered into an agreement to make a $10.0 million investment in Autotech Fund II managed by Autotech, a venture capital firm focused on ground transportation technology. The Company’s $10.0 million investment in the Autotech Fund II will be contributed over the expected ten-year life of the fund.  As of March 31, 2022, the Company’s cumulative investment in the Autotech Fund II was $7.1 million. The Company contributed $0.0 million, net and $0.4 million, net to the Autotech Fund II during the three months ended March 31, 2022 and 2021, respectively.

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

At March 31, 2022, we had a cash and cash equivalents balance of approximately $41.4 million, of which 71.8% was held in foreign locations. The Company has approximately $152.3 million of undrawn commitments under the Credit Facility as of March 31, 2022, which results in total undrawn commitments and cash balances of more than $192.0 million. However, despite the February 22, 2022 amendment, it is possible that future borrowing flexibility under our Credit Facility may be limited as a result of our financial performance.

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

Critical Accounting Policies and Estimates

The Company’s critical accounting policies, which include management’s best estimates and judgments, are included in Part II, Item 7, to the consolidated financial statements of the Company’s 2021 Form 10-K. These accounting policies are considered critical as disclosed in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis of the Company’s 2021 Form 10-K because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates. There have been no material changes in our significant accounting policies or critical accounting estimates during the first quarter of 2022.

Information regarding other significant accounting policies is included in Note 2 to our consolidated financial statements in Item 8 of Part II of the Company’s 2021 Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the quantitative and qualitative information about the Company’s market risk from those previously presented within Part II, Item 7A of the Company’s 2021 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2022, an evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the PEO and PFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes with respect to risk factors previously disclosed in the Company’s 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to repurchases of Common Shares made by us during the three months ended March 31, 2022. There were 35,578 Common Shares delivered to us by employees as payment for withholding taxes due upon vesting of performance share awards and share unit awards during the three months ended March 31, 2022.

			Total number of	Maximum number
			shares purchased as	of shares that may
			part of publicly	yet be purchased
	Total number of	Average price	announced plans	under the plans
Period	shares purchased	paid per share	or programs	or programs
1/1/22-1/31/22	1,135	$20.37	N/A	N/A
2/1/22-2/28/22	1,441	$14.66	N/A	N/A
3/1/22-3/31/22	33,002	$18.94	N/A	N/A
Total	35,578

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Exhibit

10.1	Amendment No. 3 to the Fourth Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021).

10.2	Form of Stoneridge, Inc. Directors’ Restricted Shares Plan 2022 Grant Agreement, filed herewith.

10.3	Form of Stoneridge, Inc. Long-Term Incentive Plan 2022 Performance Shares Grant Agreement, filed herewith.

10.4	Form of Stoneridge, Inc. Long-Term Incentive Plan 2022 Restricted Share Units Agreement, filed herewith.

10.5	Form of Stoneridge, Inc. Long-Term Incentive Plan 2022 Restricted Share Units Agreement (one-time two-year vesting under 2021 AIP payment), filed herewith.

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

	101	XBRL Exhibits:

	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
104

The cover page from our Quarterly Report on Form 10-Q for the period ended March 31, 2022, filed with the Securities and Exchange Commission on May 4, 2022, is formatted in Inline Extensible Business Reporting Language (“iXBRL”)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONERIDGE, INC.

Date: May 4, 2022	/s/ Jonathan B. DeGaynor
Jonathan B. DeGaynor
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 4, 2022	/s/ Matthew R. Horvath
Matthew R. Horvath
Chief Financial Officer and Treasurer
(Principal Financial Officer)