Form 10-Q
period 2022-06-30
STONERIDGE INC
filed 2022-08-03
CIK 1043337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

Commission file number: 001-13337

STONERIDGE, INC

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

The number of Common Shares, without par value, outstanding as of July 29, 2022 was 27,326,264.

STONERIDGE, INC. AND SUBSIDIARIES

Forward-Looking Statements

Portions of this report on Form 10-Q contain “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report and may include statements regarding the intent, belief or current expectations of the Company, with respect to, among other things, our (i) future product and facility expansion, (ii) acquisition strategy, (iii) investments and new product development, (iv) growth opportunities related to awarded business and (v) operational expectations. Forward-looking statements may be identified by the words “will,” “may,” “should,” “designed to,” “believes,” “plans,” “projects,” “intends,” “expects,” “estimates,” “anticipates,” “continue,” and similar words and expressions. The forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other factors:

●	the ability of our suppliers to supply us with parts and components at competitive prices on a timely basis, including the impact of potential tariffs and trade considerations on their operations and output;
●	fluctuations in the cost and availability of key materials (including semiconductors, printed circuit boards, resin, aluminum, steel and copper) and components and our ability to offset cost increases through negotiated price increases with our customers or other cost reduction actions;
●	global economic trends, competition and geopolitical risks, including impacts from the ongoing conflict between Russia and Ukraine and the related sanctions and other measures, or an escalation of sanctions, tariffs or other trade tensions between the U.S. and China or other countries;
●	our ability to achieve cost reductions that offset or exceed customer-mandated selling price reductions;
●	the impact of COVID-19, or other future pandemics, on the global economy, and on our customers, suppliers, employees, business and cash flows;
●	the reduced purchases, loss or bankruptcy of a major customer or supplier;
●	the costs and timing of business realignment, facility closures or similar actions;
●	a significant change in automotive, commercial, off-highway or agricultural vehicle production;
●	competitive market conditions and resulting effects on sales and pricing;
●	our ability to manage foreign currency fluctuations;
●	customer acceptance of new products;
●	our ability to successfully launch/produce products for awarded business;
●	adverse changes in laws, government regulations or market conditions, including tariffs, affecting our products or our customers’ products;
●	our ability to protect our intellectual property and successfully defend against assertions made against us;
●	liabilities arising from warranty claims, product recall or field actions, product liability and legal proceedings to which we are or may become a party, or the impact of product recall or field actions on our customers;
●	labor disruptions at our facilities or at any of our significant customers or suppliers;
●	business disruptions due to natural disasters or other disasters outside of our control;
●	the amount of our indebtedness and the restrictive covenants contained in the agreements governing our indebtedness, including our revolving Credit Facility;
●	capital availability or costs, including changes in interest rates or market perceptions;
●	the failure to achieve the successful integration of any acquired company or business;
●	risks related to a failure of our information technology systems and networks, and risks associated with current and emerging technology threats and damage from computer viruses, unauthorized access, cyber-attack and other similar disruptions; and
●	the items described in Part I, Item IA (“Risk Factors”) in the Company’s 2021 Form 10-K.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STONERIDGE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(in thousands)	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,692	$85,547
Accounts receivable, less reserves of $1,938 and $1,443, respectively	159,733	150,388
Inventories, net	144,108	138,115
Prepaid expenses and other current assets	51,247	36,774
Total current assets	395,780	410,824
Long-term assets:
Property, plant and equipment, net	105,137	107,901
Intangible assets, net	45,928	49,863
Goodwill	33,537	36,387
Operating lease right-of-use asset	15,483	18,343
Investments and other long-term assets, net	42,549	42,081
Total long-term assets	242,634	254,575
Total assets	$638,414	$665,399

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of debt	$4,178	$5,248
Accounts payable	109,179	97,679
Accrued expenses and other current liabilities	67,111	70,139
Total current liabilities	180,468	173,066
Long-term liabilities:
Revolving credit facility	157,820	163,957
Deferred income taxes	9,286	10,706
Operating lease long-term liability	12,313	14,912
Other long-term liabilities	5,999	6,808
Total long-term liabilities	185,418	196,383
Shareholders' equity:
Preferred Shares, without par value, 5,000 shares authorized, none issued	-	-
Common Shares, without par value, 60,000 shares authorized, 28,966 and 28,966 shares issued and 27,318 and 27,191 shares outstanding at June 30, 2022 and December 31, 2021, respectively, with no stated value	-	-
Additional paid-in capital	230,455	232,490
Common Shares held in treasury, 1,648 and 1,775 shares at June 30, 2022 and December 31, 2021, respectively, at cost	(51,081)	(55,264)
Retained earnings	200,734	215,748
Accumulated other comprehensive loss	(107,580)	(97,024)
Total shareholders' equity	272,528	295,950
Total liabilities and shareholders' equity	$638,414	$665,399

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2022	2021	2022	2021

Net sales	$220,936	$191,334	$441,994	$385,129
Costs and expenses:
Cost of goods sold	182,372	148,493	361,987	296,202
Selling, general and administrative	28,938	31,380	56,337	60,756
Gain on sale of Canton Facility, net	-	(30,718)	-	(30,718)
Design and development	15,554	15,495	32,582	30,146
Operating (loss) income	(5,928)	26,684	(8,912)	28,743
Interest expense, net	1,217	1,860	3,003	3,626
Equity in loss (earnings) of investee	377	(496)	458	(1,110)
Other (income) expense, net	(596)	(272)	735	86
(Loss) income before income taxes	(6,926)	25,592	(13,108)	26,141
Provision for income taxes	413	5,794	1,906	6,213
Net (loss) income	$(7,339)	$19,798	$(15,014)	$19,928

(Loss) earnings per share:
Basic	$(0.27)	$0.73	$(0.55)	$0.74
Diluted	$(0.27)	$0.72	$(0.55)	$0.73

Weighted-average shares outstanding:
Basic	27,269	27,137	27,234	27,077
Diluted	27,269	27,432	27,234	27,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021

Net (loss) income	$(7,339)	$19,798	(15,014)	$19,928

Other comprehensive (loss) income, net of tax:
Foreign currency translation (1)	(15,712)	7,172	(11,551)	(3,606)
Unrealized (loss) gain on derivatives (2)	(53)	386	995	257
Other comprehensive (loss) income, net of tax	(15,765)	7,558	(10,556)	(3,349)

Comprehensive (loss) income	$(23,104)	$27,356	(25,570)	$16,579

(1)	Net of tax benefit of $411 and $267 for the three and six months ended June 30, 2022, respectively.
(2)	Net of tax (benefit) expense of $(15) and $103 for the three months ended June 30, 2022 and 2021, respectively. Net of tax expense of $264 and $68 for the six months ended June 30, 2022 and 2021, respectively

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six months ended June 30, (in thousands)	2022	2021

OPERATING ACTIVITIES:
Net (loss) income	$(15,014)	$19,928
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	13,618	14,099
Amortization, including accretion and write-off of deferred financing costs	4,323	3,126
Deferred income taxes	(1,868)	1,658
Loss (earnings) of equity method investee	458	(1,110)
Gain on sale of fixed assets	(95)	(139)
Share-based compensation expense	2,834	2,761
Excess tax deficiency (benefit) related to share-based compensation expense	259	(289)
Gain on settlement of net investment hedge	(3,716)	-
Gain on sale of Canton Facility, net	-	(30,718)
Gain on disposal of business, net	-	(740)
Change in fair value of earn-out contingent consideration	-	1,215
Changes in operating assets and liabilities:
Accounts receivable, net	(15,481)	(17,175)
Inventories, net	(11,864)	(24,750)
Prepaid expenses and other assets	(15,538)	(3,084)
Accounts payable	16,577	13,610
Accrued expenses and other liabilities	7,689	(1,033)
Net cash used for operating activities	(17,818)	(22,641)

INVESTING ACTIVITIES:
Capital expenditures, including intangibles	(14,890)	(14,043)
Proceeds from sale of fixed assets	140	474
Proceeds from settlement of net investment hedge	3,820	-
Proceeds from disposal of business, net	-	1,050
Proceeds from sale of Canton Facility, net	-	35,167
Investment in venture capital fund, net	(450)	(1,599)
Net cash (used for) provided by investing activities	(11,380)	21,049

FINANCING ACTIVITIES:
Revolving credit facility borrowings	11,190	30,000
Revolving credit facility payments	(16,500)	(40,000)
Proceeds from issuance of debt	19,163	21,888
Repayments of debt	(20,358)	(25,082)
Earn-out consideration cash payment	(6,276)	-
Repurchase of Common Shares to satisfy employee tax withholding	(699)	(2,349)
Net cash used for financing activities	(13,480)	(15,543)

Effect of exchange rate changes on cash and cash equivalents	(2,177)	(1,197)
Net change in cash and cash equivalents	(44,855)	(18,332)
Cash and cash equivalents at beginning of period	85,547	73,919

Cash and cash equivalents at end of period	$40,692	$55,587

Supplemental disclosure of cash flow information:
Cash paid for interest, net	$3,022	$3,468
Cash paid for income taxes, net	$3,936	$6,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Number of					Accumulated
	Common	Number of	Additional	Common		other	Total
	Shares	treasury	paid-in	Shares held	Retained	comprehensive	shareholders'
(in thousands)	outstanding	shares	capital	in treasury	earnings	loss	equity

BALANCE DECEMBER 31, 2020	27,006	1,960	$234,409	$(60,482)	$212,342	$(89,635)	$296,634
Net income	—	—	—	—	130	—	130
Unrealized loss on derivatives, net	—	—	—	—	—	(129)	(129)
Currency translation adjustments	—	—	—	—	—	(10,778)	(10,778)
Issuance of Common Shares	224	(224)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(68)	68	—	4,392	—	—	4,392
Share-based compensation, net	—	—	(5,577)	—	—	—	(5,577)
BALANCE MARCH 31, 2021	27,162	1,804	$228,832	$(56,090)	$212,472	$(100,542)	$284,672

Net income	—	—	—	—	19,798	—	19,798
Unrealized gain on derivatives, net	—	—	—	—	—	386	386
Currency translation adjustments	—	—	—	—	—	7,172	7,172
Issuance of Common Shares	2	(2)	—	—	—	—	—
Repurchased Common Shares for treasury, net	—	—	—	4	—	—	4
Share-based compensation, net	—	—	1,598	—	—	—	1,598
BALANCE JUNE 30, 2021	27,164	1,802	$230,430	$(56,086)	$232,270	$(92,984)	$313,630

BALANCE DECEMBER 31, 2021	27,191	1,775	$232,490	$(55,264)	$215,748	$(97,024)	$295,950
Net loss	—	—	—	—	(7,675)	—	(7,675)
Unrealized gain on derivatives, net	—	—	—	—	—	1,048	1,048
Currency translation adjustments	—	—	—	—	—	4,161	4,161
Issuance of Common Shares	161	(161)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(36)	36	—	4,093	—	—	4,093
Share-based compensation, net	—	—	(3,653)	—	—	—	(3,653)
BALANCE MARCH 31, 2022	27,316	1,650	$228,837	$(51,171)	$208,073	$(91,815)	$293,924

Net loss	—	—	—	—	(7,339)	—	(7,339)
Unrealized loss on derivatives, net	—	—	—	—	—	(53)	(53)
Currency translation adjustments	—	—	—	—	—	(15,712)	(15,712)
Issuance of Common Shares	4	(4)	—	90	—	—	90
Repurchased Common Shares for treasury, net	(2)	2	—	—	—	—	—
Share-based compensation, net	—	—	1,618	—	—	—	1,618
BALANCE June 30, 2022	27,318	1,648	$230,455	$(51,081)	$200,734	$(107,580)	$272,528

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

(1) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Stoneridge, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations. The results of operations for the three months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s 2021 Form 10-K.

The Company’s investment in Minda Stoneridge Instruments Ltd. (“MSIL”) for the three and six months ended June 30, 2021 was determined to be an unconsolidated entity, and was therefore accounted for under the equity method of accounting based on the Company’s 49% ownership in MSIL. The Company sold its equity interest in MSIL on December 30, 2021.

Reclassifications

Certain prior period amounts have been reclassified to conform to their 2022 presentation in the condensed consolidated financial statements.

(2) Recently Issued Accounting Standards

Accounting Standards Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance in ASU 2020-04 provides temporary optional expedient and exceptions to the guidance in U.S. GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”) (also known as the “reference rate reform”). The guidance allows companies to elect not to apply certain modification accounting requirements to contracts affected by the reference rate reform, if certain criteria are met. The guidance will also allow companies to elect various optional expedients which would allow them to continue to apply hedge accounting for hedging relationships affected by the reference rate reform, if certain criteria are met. The new standard was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. As of June 30, 2022, the Company has not yet had contracts modified due to rate reform.

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

The following tables disaggregate our revenue by reportable segment and geographical location(1) for the three months ended June 30, 2022 and 2021:

	Control Devices		Electronics		Stoneridge Brazil		Consolidated
Three months ended June 30,	2022	2021	2022	2021	2022	2021	2022	2021
Net Sales:
North America	$71,908	$69,357	$37,734	$27,343	$-	$-	$109,642	$96,700
South America	-	-	-	-	13,349	14,904	13,349	14,904
Europe	-	2,843	83,578	61,327	-	-	83,578	64,170
Asia Pacific	12,658	14,145	1,709	1,415	-	-	14,367	15,560
Total net sales	$84,566	$86,345	$123,021	$90,085	$13,349	$14,904	$220,936	$191,334

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

The following tables disaggregate our revenue by reportable segment and geographical location(1) for the six months ended June 30, 2022 and 2021:

	Control Devices		Electronics		Stoneridge Brazil		Consolidated
Six months ended June 30,	2022	2021	2022	2021	2022	2021	2022	2021
Net Sales:
North America	$143,398	$145,486	$70,072	$47,748	$-	$-	$213,470	$193,234
South America	-	-	-	-	25,394	26,311	25,394	26,311
Europe	-	9,633	175,363	122,332	-	-	175,363	131,965
Asia Pacific	25,228	30,844	2,539	2,775	-	-	27,767	33,619
Total net sales	$168,626	$185,963	$247,974	$172,855	$25,394	$26,311	$441,994	$385,129
(1)	Company sales based on geographic location are where the sale originates not where the customer is located.

Performance Obligations

For OEM and Tier 1 supplier customers, the Company typically enters into contracts to provide serial production parts that consist of a set of documents including, but not limited to, an award letter, master purchase agreement and master terms and conditions. For each production product, the Company enters into separate purchase orders that contain the product specifications and an agreed-upon price. The performance obligation does not exist until a customer release is received for a specific number of parts. The majority of the parts sold to OEM and Tier 1 supplier customers are customized to the specific customer, with the exception of aftermarket camera-based vision systems (“CMS”) that are common across all customers. The transaction price is equal to the contracted price per part and there is no expectation of material variable consideration in the transaction price. For most customer contracts, the Company does not have an enforceable right to payment at any time prior to when the parts are shipped or delivered to the customer; therefore, the Company recognizes revenue at the point in time it satisfies a performance obligation by transferring control of a part to the customer. Certain customer contracts contain an enforceable right to payment if the customer terminates the contract for convenience and therefore are recognized over time using the cost to complete input method.

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

Contract Balances

The Company had no material contract assets, contract liabilities or capitalized contract acquisition costs as of June 30, 2022 and December 31, 2021.

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

	June 30,	December 31,
	2022	2021
Raw materials	$118,540	$107,034
Work-in-progress	11,441	9,755
Finished goods	14,127	21,326
Total inventories, net	$144,108	$138,115

Inventory valued using the FIFO method was $131,198 and $127,939 at June 30, 2022 and December 31, 2021, respectively. Inventory valued using the average cost method was $12,910 and $10,176 at June 30, 2022 and December 31, 2021, respectively.

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

Derivative Instruments and Hedging Activities

On June 30, 2022, the Company had open Mexican peso-denominated foreign currency forward contracts. The Company used foreign currency forward contracts solely for hedging and not for speculative purposes during 2022 and 2021. Management believes that its use of these instruments to reduce risk is in the Company’s best interest. The counterparties to these financial instruments are financial institutions with investment grade credit ratings.

Foreign Currency Exchange Rate Risk

The Company conducts business internationally and, therefore, is exposed to foreign currency exchange rate risk. The Company uses derivative financial instruments as cash flow hedges and used net investment hedges to manage its exposure to fluctuations in foreign currency exchange rates by reducing the effect of such fluctuations on foreign currency denominated intercompany transactions, inventory purchases and other foreign currency exposures.

Net Investment Hedges

During 2021 the Company entered into two cross-currency swaps, designated as net investment hedges, with notional values of $25,000 each that were scheduled to mature in August 2026 and August 2028. These swaps hedged a portion of the net investment in a certain euro-denominated subsidiary. As a result of favorable market conditions, on May 5, 2022, the Company unwound the two net investment hedges for a net gain of $3,716, which was recognized on the Company’s condensed consolidated statement of operations as a component of other (income) expense, net. The cash received from the settlement of these swaps of $3,820 was classified in investing activities in the condensed consolidated statement of cash flows for the six months ended June 30, 2022.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

The Company elected to assess hedge effectiveness under the spot method. Accordingly, periodic changes in the fair value of the derivative instruments attributable to factors other than spot exchange rate variability were excluded from the measurement of hedge ineffectiveness and reported directly in earnings each reporting period. The change in fair value of these derivative instruments was recorded in cumulative translation adjustment, which is a component of accumulated other comprehensive loss in the condensed consolidated balance sheets.

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

In certain instances, the foreign currency forward contracts may not qualify for hedge accounting or are not designated as hedges and, therefore, are marked-to-market with gains and losses recognized in the Company’s condensed consolidated statements of operations as a component of other expense, net. At June 30, 2022, all of the Company’s foreign currency forward contracts were designated as cash flow hedges.

The Company’s foreign currency forward contracts offset a portion of the gains and losses on the underlying foreign currency denominated transactions as follows:

Mexican peso-denominated Foreign Currency Forward Contracts – Cash Flow Hedges

The Company holds Mexican peso-denominated foreign currency forward contracts with a notional amount at June 30, 2022 of $10,484 which expire ratably on a monthly basis from July 2022 to December 2022. The notional amount at December 31, 2021 related to Mexican peso-denominated foreign currency forward contracts was $23,923.

The Company evaluated the effectiveness of the Mexican peso and U.S. dollar-denominated forward contracts held as of June 30, 2022 and concluded that the hedges were effective.

Interest Rate Risk

Interest Rate Risk – Cash Flow Hedge

On February 18, 2020, the Company entered into a floating-to-fixed interest rate swap agreement (the “Interest Rate Swap”) with a notional amount of $50,000 to hedge its’ exposure to interest payment fluctuations on a portion of its Credit Facility borrowings. The Interest Rate Swap was designated as a cash flow hedge of the variable interest rate obligation under the Company's Credit Facility that has a current balance of $157,820 at June 30, 2022. Accordingly, the change in fair value of the Interest Rate Swap is recognized in accumulated other comprehensive loss. The Interest Rate Swap agreement requires monthly settlements on the same days that the Credit Facility interest payments are due and has a maturity date of March 10, 2023, which is prior to the Credit Facility maturity date of June 4, 2024. Under the Interest Rate Swap terms, the Company pays a fixed interest rate and receives a floating interest rate based on the one-month LIBOR, with a floor. The critical terms of the Interest Rate Swap are aligned with the terms of the Credit Facility, resulting in no hedge ineffectiveness. The difference between amounts to be received and paid under the Interest Rate Swap is recognized as a component of interest expense, net on the condensed consolidated statements of operations. The Interest Rate Swap settlements increased interest expense by $80 and $163 for the three months ended June 30, 2022 and 2021, respectively. The Interest Rate Swap settlements increased interest expense by $233 and $321 for the six months ended June 30, 2022 and 2021, respectively.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

The notional amounts and fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

			Prepaid expenses		Accrued expenses and
	Notional amounts (A)		and other current assets		other current liabilities
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2022	2021	2022	2021	2022	2021
Derivatives designated as hedging instruments:
Cash flow hedges:
Forward currency contracts	$10,484	$23,923	$960	$730	$-	$-
Interest rate swap	$50,000	$50,000	$526	$-	$-	$503
Net investment hedges:
Cross-currency swaps	$-	$50,000	$-	$1,450	$-	$-
(A)	Notional amounts represent the gross contract of the derivatives outstanding in U.S. dollars.

Gross amounts recorded for the cash flow and net investment hedges in other comprehensive (loss) income and in net (loss) income for the three months ended June 30 were as follows:

			Gain (loss) reclassified from
	Gain (loss) recorded in other		other comprehensive (loss)
	comprehensive (loss) income		income into net (loss) income (A)
	2022	2021	2022	2021
Derivatives designated as cash flow hedges:
Forward currency contracts	$72	$458	$506	$95
Interest rate swap	$286	$(37)	$(80)	$(163)
Derivatives designated as net investment hedges:
Cross-currency swaps	$1,641	$-	$3,598	$-
(A)	Gains reclassified from other comprehensive (loss) income into net (loss) income recognized in selling, general and administrative expenses (“SG&A”) in the Company’s condensed consolidated statements of operations were $3,697 and $9 for the three months ended June 30, 2022 and 2021, respectively. Gains reclassified from other comprehensive (loss) income into net (loss) income recognized in cost of goods sold (“COGS”) in the Company’s condensed consolidated statements of operations were $407 and $86 for the three months ended June 30, 2022 and 2021, respectively. Losses reclassified from other comprehensive loss into net (loss) income recognized in interest expense, net in the Company’s condensed consolidated statements of operations were $80 and $163 for the three months ended June 30, 2022 and 2021, respectively.

Gross amounts recorded for the cash flow and net investment hedges in other comprehensive (loss) income and in net (loss) income for the six months ended June 30 were as follows:

			Gain (loss) reclassified from
	Gain recorded in other		other comprehensive (loss)
	comprehensive (loss) income		income into net (loss) income (A)
	2022	2021	2022	2021
Derivatives designated as cash flow hedges:
Forward currency contracts	$987	$304	$757	$302
Interest rate swap	$796	$2	$(233)	$(321)
Derivatives designated as net investment hedges:
Cross-currency swaps	$2,328	$-	$3,598	$-
(A)	Gains reclassified from other comprehensive (loss) income into net (loss) income recognized in SG&A in the Company’s condensed consolidated statements of operations were $3,748 and $89 for the six months ended June 30, 2022 and 2021, respectively. Gains reclassified from other comprehensive (loss) income into net (loss) income recognized in COGS in the Company’s condensed consolidated statements of operations were $607 and $213 for the six months ended June 30, 2022 and 2021, respectively. Losses reclassified from other comprehensive (loss) income into net (loss) income recognized in interest expense, net in the Company’s condensed consolidated statements of operations were $233 and $321 for the six months ended June 30, 2022 and 2021, respectively.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

For the six months ended June 30, 2022, the total net gains on the foreign currency contract cash flow hedges of $960 are expected to be included in COGS, SG&A and D&D within the next 12 months. Of the total net gains on the Interest Rate Swap cash flow hedge, $526 of gains are expected to be included in interest expense, net within the next 12 months.

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

				June 30,	December 31,
		2022			2021
		Fair values estimated using
	Fair	Level 1	Level 2	Level 3	Fair
	value	inputs	inputs	inputs	value
Financial assets carried at fair value:
Forward currency contract	$960	$-	$960	$-	$730
Cross-currency swaps	-	-	-	-	1,450
Interest rate swap	526	-	526	-	-
Total financial assets carried at fair value	$1,486	$-	$1,486	$-	$2,180

Financial liabilities carried at fair value:
Interest rate swap	$-	$-	$-	$-	$503
Earn-out consideration	-	-	-	-	7,351
Total financial liabilities carried at fair value	$-	$-	$-	$-	$7,854

The following table sets forth a summary of the change in fair value of the Company’s Level 3 financial liabilities related to earn-out consideration that are measured at fair value on a recurring basis.

	Stoneridge Brazil
	2022	2021
Balance at January 1	$7,351	$5,813
Change in fair value	-	1,215
Foreign currency adjustments	921	236
Earn-out consideration cash payment	(8,272)	-
Balance at June 30	$-	$7,264

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

The Company was required to pay the Stoneridge Brazil earn-out consideration based on Stoneridge Brazil’s financial performance in 2021. The fair value of the Stoneridge Brazil earn-out consideration was based on earnings before interest, taxes, depreciation and amortization (“EBITDA”) in 2021. The earn-out consideration obligation related to Stoneridge Brazil was recorded within accrued expenses and other current liabilities in the condensed consolidated balance sheets as of December 31, 2021. The earn-out consideration obligation of $8,272 was paid in April 2022 and recorded in the condensed consolidated statement of cash flows within operating and financing activities in the amounts of $1,996 and $6,276, respectively, for the six months ended June 30, 2022.

The change in fair value of the earn-out consideration for Stoneridge Brazil was due to updated financial performance projections during 2021 and foreign currency translation fluctuations through settlement. The change in fair value of the Stoneridge Brazil earn-out consideration was recorded in SG&A expense and the foreign currency impact was included in other expense, net in the condensed consolidated statements of operations.

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the three months ended June 30, 2022.

(6) Share-Based Compensation

Compensation expense for share-based compensation arrangements, which is recognized in the condensed consolidated statements of operations as a component of SG&A expenses, was $1,736 and $1,599 for the three months ended June 30, 2022 and 2021, respectively. Compensation expense for share-based compensation arrangements was $2,834 and $2,761 for the six months ended June 30, 2022 and 2021, respectively.

(7) Debt

Debt consisted of the following at June 30, 2022 and December 31, 2021:

	June 30,	December 31,	Interest rates at
	2022	2021	June 30, 2022	Maturity
Revolving Credit Facility
Credit Facility	$157,820	$163,957	3.59%	June 2024

Debt
Sweden short-term credit line	1,192	2,099	3.25%	July 2022
Suzhou short-term credit line	2,986	3,149	3.70% - 4.00%	October 2022 - June 2023
Total debt	4,178	5,248
Less: current portion	(4,178)	(5,248)
Total long-term debt, net	$-	$-

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

Amendment No. 1 changed the leverage based LIBOR pricing grid through the maturity date of the Credit Facility and also provides for a LIBOR floor of 50 basis points on outstanding borrowings excluding any Specified Hedge Borrowings (as defined) which remain subject to a LIBOR floor of 0 basis points. As of June 30, 2022, Specified Hedge Borrowings were $50,000.

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

The Company capitalized an additional $484 of deferred financing costs as a result of entering into Amendment No. 3. In connection with Amendment No. 3, the Company wrote off a portion of the previously recorded deferred financing costs of $365 in interest expense, net during the six months ended June 30, 2022.

Borrowings outstanding on the Credit Facility were $157,820 and $163,957 at June 30, 2022 and December 31, 2021, respectively.

As a result of Amendment No. 3, the Company was in compliance with all credit facility covenants at June 30, 2022 and December 31, 2021.

The Company also has outstanding letters of credit of $1,698 at both June 30, 2022 and December 31, 2021.

Debt

Stoneridge Brazil maintained short-term notes used for working capital purposes which had fixed or variable interest rates during 2021. There were no borrowings outstanding on these notes at December 31, 2021.

The Company’s wholly-owned subsidiary located in Stockholm, Sweden, has an overdraft credit line which allows overdrafts on the subsidiary’s bank account up to a daily maximum level of 20,000 Swedish krona, or $1,957 and $2,213, at June 30, 2022 and December 31, 2021, respectively. At June 30, 2022 there was 12,186 Swedish krona, or $1,192 outstanding on this overdraft credit line. At December 31, 2021 there was 18,973 Swedish krona, or $2,099, outstanding on this overdraft credit line. During the six months ended June 30, 2022, the subsidiary borrowed 169,971 Swedish krona, or $16,633, and repaid 176,758 Swedish krona, or $17,297.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

The Company’s wholly-owned subsidiary located in Suzhou, China (the “Suzhou subsidiary”), has lines of credit (the “Suzhou credit line”) which allow up to a maximum borrowing level of 20,000 Chinese yuan, or $2,986 at June 30, 2022 and 50,000 Chinese yuan, or $7,871 at December 31, 2021. At June 30, 2022 and December 31, 2021 there was $2,986 and $3,149, respectively, in borrowings outstanding on the Suzhou credit line with weighted-average interest rates of 3.85% and 4.15% at June 30, 2022 and December 31, 2021, respectively. The Suzhou credit line is included on the condensed consolidated balance sheet within current portion of debt. In addition, the Suzhou subsidiary has a bank acceptance draft line of credit which facilitates the extension of trade payable payment terms by 180 days. The bank acceptance draft line of credit allows up to a maximum borrowing level of 60,000 Chinese yuan, or $8,958 at June 30, 2022 and 15,000 Chinese yuan, or $2,361 at December 31, 2021. There was no amount utilized on the Suzhou bank acceptance draft line of credit at June 30, 2022 and $2,182 utilized at December 31, 2021.

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

(9) (Loss) Earnings Per Share

Basic (loss) earnings per share was computed by dividing net (loss) income by the weighted-average number of Common Shares outstanding for each respective period. Diluted earnings per share was calculated by dividing net income by the weighted-average of all potentially dilutive Common Shares that were outstanding during the periods presented. However, for all periods in which the Company recognized a net loss, the Company did not recognize the effect of the potential dilutive securities as their inclusion would be anti-dilutive. Potential dilutive shares of 225,781 and 213,235 for the three and six months ended June 30, 2022 were excluded from diluted loss per share because the effect would be anti-dilutive.

Weighted-average Common Shares outstanding used in calculating basic and diluted earnings per share were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Basic weighted-average Common Shares outstanding	27,268,938	27,137,207	27,233,808	27,077,152
Effect of dilutive shares	-	295,210	-	364,844
Diluted weighted-average Common Shares outstanding	27,268,938	27,432,417	27,233,808	27,441,996

There were 780,793 and 747,545 performance-based right to receive Common Shares outstanding at June 30, 2022 and 2021, respectively. The right to receive Common Shares are included in the computation of diluted earnings per share based on the number of Common Shares that would be issuable if the end of the quarter were the end of the contingency period.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

(10)  Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss for the three months ended June 30, 2022 and 2021 were as follows:

	Foreign	Unrealized
	currency	gain (loss)
	translation	on derivatives	Total
Balance at April 1, 2022	$(93,042)	$1,227	$(91,815)
Other comprehensive (loss) income before reclassifications	(12,870)	283	(12,587)
Amounts reclassified from accumulated other comprehensive loss	(2,842)	(336)	(3,178)
Net other comprehensive loss, net of tax	(15,712)	(53)	(15,765)
Balance at June 30, 2022	$(108,754)	$1,174	$(107,580)

Balance at April 1, 2021	$(99,573)	$(969)	$(100,542)
Other comprehensive income before reclassifications	7,172	332	7,504
Amounts reclassified from accumulated other comprehensive loss	-	54	54
Net other comprehensive income, net of tax	7,172	386	7,558
Balance at June 30, 2021	$(92,401)	$(583)	$(92,984)

Changes in accumulated other comprehensive loss for the six months ended June 30, 2022 and 2021 were as follows:

	Foreign	Unrealized
	currency	gain (loss)
	translation	on derivatives	Total
Balance at January 1, 2022	$(97,203)	$179	$(97,024)
Other comprehensive (loss) income before reclassifications	(8,709)	1,409	(7,300)
Amounts reclassified from accumulated other comprehensive loss	(2,842)	(414)	(3,256)
Net other comprehensive (loss) income, net of tax	(11,551)	995	(10,556)
Balance at June 30, 2022	$(108,754)	$1,174	$(107,580)

Balance at January 1, 2021	$(88,795)	$(840)	$(89,635)
Other comprehensive (loss) income before reclassifications	(3,606)	242	(3,364)
Amounts reclassified from accumulated other comprehensive loss	-	15	15
Net other comprehensive (loss) income, net of tax	(3,606)	257	(3,349)
Balance at June 30, 2021	$(92,401)	$(583)	$(92,984)

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

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

As a result of environmental studies performed at the Company’s former facility located in Sarasota, Florida, the Company became aware of soil and groundwater contamination at the site and engaged an environmental engineering consultant to develop a remediation and monitoring plan for the site. Soil remediation at the site was completed during the year ended December 31, 2010. A remedial action plan was approved by the Florida Department of Environmental Protection and groundwater remediation began in the fourth quarter of 2015. During the three months ended June 30, 2022 and 2021, the Company recognized no expense related to groundwater remediation. During the six months ended June 30, 2022 and 2021, the Company recognized expense of $0 and $407, respectively, related to groundwater remediation. At June 30, 2022 and December 31, 2021, the Company accrued $294 and $391, respectively, related to expected future remediation costs. At June 30, 2022 and December 31, 2021, $180 and $216, respectively, were recorded as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheets while the remaining amounts as of June 30, 2022 and December 31, 2021 were recorded as a component of other long-term liabilities. Costs associated with the recorded liability will be incurred to complete the groundwater remediation and monitoring. The recorded liability is based on assumptions in the remedial action plan as well as estimates for future remediation activities. Although the Company sold the Sarasota facility and related property in December 2011, the liability to remediate the site contamination remains the responsibility of the Company. Due to the ongoing site remediation, the Company is currently required to maintain a $1,489 letter of credit for the benefit of the buyer.

The Company’s Stoneridge Brazil subsidiary has civil, labor and other tax contingencies (excluding income tax) for which the likelihood of loss is deemed to be reasonably possible, but not probable, by the Company’s legal advisors in Brazil. As a result, no provision has been recorded with respect to these contingencies, which amounted to R$42,170 ($8,051) and R$46,530 ($8,338) at June 30, 2022 and December 31, 2021, respectively. An unfavorable outcome on these contingencies could result in significant cost to the Company and adversely affect its results of operations.

On August 12, 2020, the Brazilian Administrative Counsel for Economic Defense (“CADE”) issued a ruling against Stoneridge Brazil for abuse of dominance and market foreclosure through its prior use of exclusivity provisions in agreements with its distributors. The CADE tribunal imposed a R$7,995 ($1,526) fine which is included in the reasonably possible contingencies noted above. The Company is challenging this ruling in Brazilian federal court to reverse this decision by the CADE tribunal.

Product Warranty and Recall

Amounts accrued for product warranty and recall claims are established based on the Company’s best estimate of the amounts necessary to settle existing and future claims on products sold as of the balance sheet dates. These accruals are based on several factors including past experience, production changes, industry developments and various other considerations. Our estimate is based on historical trends of units sold and claim payment amounts, combined with our current understanding of the status of existing claims and discussions with our customers. The key factors in our estimate are the stated or implied warranty period, the customer source, customer policy decisions regarding warranties and customers seeking to hold the Company responsible for their product warranties. The Company can provide no assurances that it will not experience material claims or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued. The current portion of the product warranty and recall reserve is included as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets. Product warranty and recall included $3,485 and $3,094 of a long-term liability at June 30, 2022 and December 31, 2021, respectively, which is included as a component of other long-term liabilities on the condensed consolidated balance sheets.

The following provides a reconciliation of changes in product warranty and recall liability:

Six months ended June 30,	2022	2021
Product warranty and recall at beginning of period	$9,846	$12,691
Accruals for warranties established during period	5,951	3,092
Aggregate changes in pre-existing liabilities due to claim developments	-	223
Settlements made during the period	(4,503)	(5,889)
Foreign currency translation	(479)	(169)
Product warranty and recall at end of period	$10,815	$9,948

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

As a result of the PM sensor restructuring actions, the Company recognized expense of $285 for the three months ended June 30, 2021 for non-cash fixed asset charges, including impairment and accelerated depreciation of PM sensor related fixed assets, employee severance and termination costs and other related costs. For the three months ended June 30, 2021 restructuring related costs of $250 and $35 were recognized in COGS and SG&A, respectively. The Company recognized expense of $1,654 for the six months ended June 30, 2021 for non-cash fixed asset charges, including impairment and accelerated depreciation of PM sensor related fixed assets, employee severance and termination costs and other related costs. For the six months ended June 30, 2021 restructuring related costs of $900, $673 and $81 were recognized in COGS, SG&A and D&D, respectively. The only remaining costs relate to potential commercial settlements and legal fees which we continue to negotiate. The estimated range of additional cost related to these settlements and fees is up to $4,200.

The expenses and liabilities for the exit of the PM sensor line that relate to the Control Devices reportable segment include the following:

	Accrual as of	2022 Charge	Utilization		Accrual as of
	January 1, 2022	to Expense	Cash	Non-Cash	June 30, 2022
Fixed asset impairment and accelerated depreciation	$-	$-	$-	$-	$-
Employee termination benefits	35	-	(35)	-	-
Other related costs	-	-	-	-	-
Total	$35	$-	$(35)	$-	$-

	Accrual as of	2021 Charge	Utilization		Accrual as of
	January 1, 2021	to Expense	Cash	Non-Cash	June 30, 2021
Fixed asset impairment and accelerated depreciation	$-	$185	$-	$(185)	$-
Employee termination benefits	-	76	(76)	-	-
Other related costs	-	1,393	(1,393)	-	-
Total	$-	$1,654	$(1,469)	$(185)	$-

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

As a result of the Canton Restructuring actions, the Company recognized expense of $13 for the six months ended June 30, 2021 for employee termination costs and other restructuring related costs. For the six months ended June 30, 2021 other restructuring related costs of $13 were recognized in D&D in the condensed consolidated statements of operations. We do not expect to incur additional costs related to the Canton Restructuring. Refer to Note 8 and Note 16 to the condensed consolidated financial statements for additional details regarding the third-party lease and sale, respectively, of the Canton facility.

The expenses for the Canton Restructuring that relate to the Control Devices reportable segment include the following:

	Accrual as of	2022 Charge	Utilization		Accrual as of
	January 1, 2022	to Expense	Cash	Non-Cash	June 30, 2022
Employee termination benefits	$93	$-	$(93)	$-	$-
Other related costs	-	-	-	-	-
Total	$93	$-	$(93)	$-	$-

	Accrual as of	2021 Charge	Utilization		Accrual as of
	January 1, 2021	to Expense	Cash	Non-Cash	June 30, 2021
Employee termination benefits	$165	$-	$(25)	$-	$140
Other related costs	-	13	(13)	-	-
Total	$165	$13	$(38)	$-	$140

In the fourth quarter of 2018, the Company undertook restructuring actions for the Electronics segment affecting the European Aftermarket business and China operations. In the second quarter of 2020, the Company finalized plans to move its European Aftermarket sales activities in Dundee, Scotland to a new location which resulted in incurring contract termination costs as well as employee severance and termination costs. In addition, the Company announced a restructuring program to transfer the European production of its’ controls product line to China. As a result of these actions, the Company recognized expense of $21 for the three months ended June 30, 2021 for employee severance and termination costs and other related costs. Electronics segment restructuring (benefit) costs recognized in COGS, SG&A and D&D in the condensed consolidated statement of operations for the three months ended June 30, 2021 were $5, $19 and $(3), respectively. The Company recognized expense of $220 for the six months ended June 30, 2021 for employee severance and termination costs and other related costs. Electronics segment restructuring (benefit) costs recognized in COGS, SG&A and D&D in the condensed consolidated statement of operations for the six months ended June 30, 2021 were $3, $174 and $43, respectively. The Company does not expect to incur additional costs related to these Electronics segment restructuring actions.

The expenses for the restructuring activities that relate to the Electronics reportable segment include the following:

	Accrual as of	2021 Charge to	Utilization		Accrual as of
	January 1, 2021	Expense	Cash	Non-Cash	June 30, 2021
Employee termination benefits	$227	$50	$(212)	$-	$65
Other related costs	-	170	(170)	-	-
Total	$227	$220	$(382)	$-	$65

In addition to the specific restructuring activities, the Company regularly evaluates the performance of its businesses and cost structures, including personnel, and makes necessary changes thereto in order to optimize its’ results. The Company also evaluates the required skill sets of its personnel and periodically makes strategic changes. As a consequence of these actions, the Company incurs severance related costs which are referred to as business realignment charges.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

Business realignment charges by reportable segment were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Control Devices (A)	$-	$-	$-	$192
Electronics (B)	-	1	-	13
Stoneridge Brazil (C)	-	59	34	59
Unallocated Corporate (D)	-	-	-	42
Total business realignment charges	$-	$60	$34	$306

(A)	Severance costs for the six months ended June 30, 2021 related to SG&A were $192.
(B)	Severance costs for the three months ended June 30, 2021 related to D&D were $1. Severance (benefit) costs for the six months ended June 30, 2021 related to SG&A and D&D were $(22) and $35, respectively.
(C)	Severance costs for the six months ended June 30, 2022 related to SG&A were $34. Severance costs for the three and six months ended June 30, 2021 related to COGS and SG&A were $7 and $52, respectively.
(D)	Severance costs for the six months ended 2021 related to SG&A were $42.

Business realignment charges classified by statement of operations line item were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Cost of goods sold	$-	$7	$-	$7
Selling, general and administrative	-	52	34	264
Design and development	-	1	-	35
Total business realignment charges	$-	$60	$34	$306

(13) Income Taxes

For interim tax reporting we estimate our annual effective tax rate and apply it to our year to date ordinary income. Tax jurisdictions with a projected or year to date loss for which a benefit cannot be realized are excluded.

For the three months ended June 30, 2022, income tax expense of $413 was attributable to the mix of earnings among tax jurisdictions as well as tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions. The effective tax rate of (6.0)% varies from the statutory rate primarily due to the impact of tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions as well as tax credits and incentives offset by foreign rates that differ from the U.S. rate, U.S. taxes on foreign earnings and non-deductible expenses.

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

For the six months ended June 30, 2022, income tax expense of $1,906 was attributable to the mix of earnings among tax jurisdictions as well as tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions. The effective tax rate of (14.5)% varies from the statutory rate primarily due to the impact of tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions as well as tax credits and incentives offset by U.S. taxes on foreign earnings.

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

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

A summary of financial information by reportable segment is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Net Sales:
Control Devices	$84,566	$86,345	$168,626	$185,963
Inter-segment sales	451	374	1,381	2,354
Control Devices net sales	85,017	86,719	170,007	188,317
Electronics	123,021	90,085	247,974	172,855
Inter-segment sales	7,368	7,229	15,079	13,208
Electronics net sales	130,389	97,314	263,053	186,063
Stoneridge Brazil	13,349	14,904	25,394	26,311
Inter-segment sales	-	-	-	-
Stoneridge Brazil net sales	13,349	14,904	25,394	26,311
Eliminations	(7,819)	(7,603)	(16,460)	(15,562)
Total net sales	$220,936	$191,334	$441,994	$385,129
Operating (Loss) Income:
Control Devices	$4,118	$37,065	$10,894	$47,230
Electronics	(2,524)	(1,807)	(5,236)	(2,680)
Stoneridge Brazil	970	(749)	1,462	(797)
Unallocated Corporate (A)	(8,492)	(7,825)	(16,032)	(15,010)
Total operating (loss) income	$(5,928)	$26,684	$(8,912)	$28,743
Depreciation and Amortization:
Control Devices	$3,405	$3,858	$6,966	$7,937
Electronics	3,530	3,059	7,123	5,868
Stoneridge Brazil	1,032	1,041	2,023	2,045
Unallocated Corporate	567	685	1,128	1,374
Total depreciation and amortization (B)	$8,534	$8,643	$17,240	$17,224
Interest Expense (Income), net:
Control Devices	$18	$22	$43	$67
Electronics	228	95	301	191
Stoneridge Brazil	(533)	(27)	(691)	(34)
Unallocated Corporate	1,504	1,770	3,350	3,402
Total interest expense, net	$1,217	$1,860	$3,003	$3,626
Capital Expenditures:
Control Devices	$1,916	$3,380	$5,761	$4,741
Electronics	1,926	461	4,759	3,911
Stoneridge Brazil	1,258	757	1,927	1,419
Unallocated Corporate(C)	680	197	701	698
Total capital expenditures	$5,780	$4,795	$13,148	$10,769

	June 30,	December 31,
	2022	2021
Total Assets:
Control Devices	$177,103	$181,968
Electronics	345,802	338,080
Stoneridge Brazil	63,573	59,100
Corporate (C)	416,552	438,175
Eliminations	(364,616)	(351,924)
Total assets	$638,414	$665,399

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

The following tables present net sales and long-term assets for each of the geographic areas in which the Company operates:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Net Sales:
North America	$109,642	$96,700	$213,470	$193,234
South America	13,349	14,904	25,394	26,311
Europe and Other	97,945	79,730	203,130	165,584
Total net sales	$220,936	$191,334	$441,994	$385,129

	June 30,	December 31,
	2022	2021
Long-term Assets:
North America	$90,337	$91,039
South America	32,640	30,272
Europe and Other	119,657	133,264
Total long-term assets	$242,634	$254,575
(A)	Unallocated Corporate expenses include, among other items, accounting/finance, human resources, information technology and legal costs as well as share-based compensation.
(B)	These amounts represent depreciation and amortization on property, plant and equipment and certain intangible assets.
(C)	Assets located at Corporate consist primarily of cash, intercompany loan receivables, fixed assets for the corporate headquarter building, leased assets, information technology assets, equity investments and investments in subsidiaries.

(15) Investments

Minda Stoneridge Instruments Ltd.

The Company had a 49% equity interest in Minda Stoneridge Instruments Ltd. (“MSIL”), a company based in India that manufactures electronics, instrumentation equipment and sensors primarily for the motorcycle, commercial vehicle and automotive markets. The Company sold its investment in MSIL on December 30, 2021. The investment was accounted for under the equity method of accounting. Equity in earnings of MSIL included in the condensed consolidated statements of operations was $482 and $912 for the three and six months ended June 30, 2021, respectively.

PST Eletrônica Ltda.

The Company had a 74% controlling interest in Stoneridge Brazil from December 31, 2011 through May 15, 2017. On May 16, 2017, the Company acquired the remaining 26% noncontrolling interest in Stoneridge Brazil. As part of the acquisition agreement, the Company was required to pay additional earn-out consideration based on Stoneridge Brazil’s financial performance in 2021. The final earn-out consideration of $8,272 was paid on April 29, 2022. See Note 5 for the fair value and foreign currency adjustments of the earn-out consideration for the current and prior periods.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

Other Investments

In December 2018, the Company entered into an agreement to make a $10,000 investment in a fund (“Autotech Fund II”) managed by Autotech Ventures (“Autotech”), a venture capital firm focused on ground transportation technology which is accounted for under the equity method of accounting. The Company’s $10,000 investment in the Autotech Fund II will be contributed over the expected ten-year life of the fund. The Company contributed $450 to Autotech Fund II during the six months ended June 30, 2022. The Company contributed $1,850 to and received $251 in distributions from Autotech Fund II during the six months ended June 30, 2021. The Company has a 6.4% interest in Autotech Fund II. The Company recognized a loss of $377 and earnings of $14 during the three months ended June 30, 2022 and 2021, respectively. The Company recognized a loss of $458 and earnings of $198 during the six months ended June 30, 2022 and 2021, respectively. The Autotech Fund II investment recorded in investments and other long-term assets in the condensed consolidated balance sheets was $8,509 and $8,517 as of June 30, 2022 and December 31, 2021, respectively.

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

Pursuant to the contract manufacturing agreement, the Company produced and sold PM sensor Gen 1 finished goods inventory to SMP for net sales of $2,292 in the three months ended June 30, 2021. In addition, the Company received $261 for services provided pursuant to the transition services agreement which were recognized as a reduction in SG&A for the three months ended June 30, 2021. Pursuant to the contract manufacturing agreement, the Company produced and sold PM sensor Gen 1 finished goods inventory to SMP for net sales of $3,070 in the six months ended June 30, 2021. The Company received $62 and $211 for the three and six months ended June 30, 2022, respectively, and $330 for the six months ended June 30, 2021, for services provided pursuant to the transition services agreement which were recognized as a reduction in SG&A.

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

Global Market Conditions

The ongoing supply chain disruptions, primarily related to semiconductor shortages, and the continued impacts of the coronavirus pandemic (“COVID-19”), have had a negative impact on the global economy since the first quarter of 2020. In addition, the global economy more recently has been negatively affected by geopolitical conflicts, primarily related to the Russia-Ukraine war, beginning in the first quarter of 2022. These situations have disrupted, and likely will continue to disrupt, the global vehicle industry and customer sales, production volumes and purchases of automotive, commercial, off-highway and agricultural vehicles by end-consumers.

The adverse effects of the supply chain disruptions, geopolitical conflicts and COVID-19 have resulted in longer lead-times, higher material cost inflation, delays in procuring component parts, especially electronic components, and raw materials and production volume uncertainty and fluctuations. We are working closely with our suppliers and customers to minimize any potential adverse impacts, and we continue to closely monitor the availability of semiconductor microchips and other component parts and raw materials, customer vehicle production schedules and any other supply chain inefficiencies that may arise, due to these or any other issues. During the second quarter of 2022, the Company recognized $15.3 million of cost recoveries related to spot buys of materials purchased from electronic component brokers for our customers and $7.2 million of negotiated price increases to offset material cost inflation.

Global vehicle volumes are expected to increase in the second half of 2022 due to a combination of higher demand and historically low inventory levels. However, we expect that vehicle production volumes will continue to be negatively affected by the ongoing supply chain disruptions, including semiconductor shortages. The magnitude of the adverse impact on our financial condition, results of operations and cash flows depends on the evolution of the semiconductor supply shortage, vehicle production schedules and supply chain impacts.

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

Second Quarter Overview

As a result of the volatile business environment, including material availability, rising material costs and fluctuations in customer production schedules, the second quarter of 2022 continued to present a number of commercial and operational challenges, however, we continue to effectively execute on our long-term strategy by focusing on the growth initiatives that will drive long-term profitable growth in 2022 and beyond. We continued to focus on controlling the variables that we could control and on mitigating the impact of externalities to our business. During the second quarter we benefited from the negotiated pricing actions previously agreed to with the majority of our customers to offset a portion of the incremental material and supply chain related costs we have incurred and are forecasting for 2022. The Company continues to work with our customers to preserve gross margin through price increases aligned with current market conditions and is executing on initiatives to reduce supply chain related costs and improve working capital.

The Company had a net loss of $7.3 million, or $(0.27) per diluted share, for the three months ended June 30, 2022.

Net loss for the quarter ended June 30, 2022 increased by $27.1 million, or $(0.99) per diluted share, from net income of $19.8 million, or $0.72 per diluted share, for the three months ended June 30, 2021. Net loss increased primarily due to the sale of our Canton Facility for a pretax net gain of $30.7 million, or $0.93 per diluted share, in the second quarter of 2021 as well as lower gross margin primarily driven by higher material costs from the adverse impacts of supply chain disruptions, adverse foreign exchange fluctuations and cost inflation net of pricing increases. Net sales increased by $29.6 million, or 15.5%, primarily from higher volumes as well as favorable customer pricing for recoveries of electronic component spot buy purchases in our Electronics segment and negotiated price increases in both our Electronics and Control Devices segments offset by lower volumes in our Control Devices segment. During the second quarter, the overall transportation industry continued to be challenged by on-going supply chain disruptions including electronic component shortages. Recent production shutdowns and altered production forecasts at our OEM customers, often on short notice, had a negative impact on our financial results for the second quarter. In other (income) expense, net we recognized a $3.7 million gain on the settlement of the net investment hedges that was offset by $3.1 million of adverse foreign currency fluctuations.

Our Control Devices segment net sales decreased by 2.1% compared to the second quarter of 2021 primarily as a result of decreased volumes in our European automotive markets due to our exit of the PM sensor business as well as lower North American commercial vehicle volumes offset by negotiated price increases and higher North American automotive volumes including production ramp-up of new products. Segment gross margin decreased due to lower sales volumes, increased costs associated with supply chain disruptions and unfavorable fixed cost leverage offset by negotiated price increases. Segment operating income decreased due to the gain on the sale of our Canton Facility in 2021, decreased sales volumes and lower gross margin.

Our Electronics segment net sales increased by 36.6% compared to the second quarter of 2021 primarily due to increased sales volumes in our European commercial, North American commercial and European off-highway vehicle markets, favorable customer pricing for recoveries of semiconductor spot buy purchases, negotiated price increases and launch of new products. Segment gross margin decreased primarily due to increased material costs associated with supply chain disruptions including spot purchases of electronic components, adverse foreign exchange fluctuations and inflation offsetting higher sales levels and the favorable impact of negotiated price increases. Operating loss for the segment increased compared to the second quarter of 2021 due to higher material costs from supply chain disruptions including spot purchases of electronic components and material inflation.

Our Stoneridge Brazil segment net sales decreased by 10.4% compared to the second quarter of 2021 primarily due to lower sales demand in most of our product lines partially offset by favorable foreign currency impact. Segment gross margin decreased slightly from lower net sales. Operating income increased compared to 2021 due to an unfavorable adjustment in the fair value of earn-out consideration which occurred in the second quarter of 2021 and favorable net adjustments for Brazilian indirect tax credits and lower selling related costs in 2022.

In the second quarter of 2022, SG&A expenses decreased by $2.4 million compared to the second quarter of 2021 primarily due to the unfavorable adjustment to the fair value of the SRB earn-out consideration in the second quarter of 2021 and net favorable adjustments related to Brazilian indirect tax credits.

In the second quarter of 2022, D&D costs remained consistent with the prior year second quarter as higher spending was offset by higher customer reimbursements.

At June 30, 2022 and December 31, 2021, we had cash and cash equivalents balances of $40.7 million and $85.5 million, respectively, and we had $157.8 million and $164.0 million, respectively, in borrowings outstanding on the Credit Facility. The 2022 decrease in cash and cash equivalents was to support higher working capital levels, specifically inventory, capital expenditures and the repayment of Credit Facility borrowings.

Outlook

The Company believes that focusing on products that address industry megatrends will have a positive impact on both our top-line growth and underlying margins. Since the first quarter of 2020, COVID-19 caused worldwide adverse economic conditions and uncertainty in our served markets. In the first quarter of 2021, we began experiencing supply chain related disruptions because of a worldwide semiconductor shortage, which continues and has resulted in longer lead-times, higher costs and delays in procuring other component parts and raw materials. The Company expects that ongoing material cost challenges, resulting from supply chain disruptions, material cost inflation and COVID-19, will continue to put pressure on margins. In order to recover these higher costs, we have negotiated and expect to continue to negotiate price increases with our customers and implement supply chain strategies to help mitigate future costs.

Based on IHS Markit production forecast, the North American automotive market is expected to increase to 14.7 million units in 2022 from 13.0 million units in 2021 as the market continues to recover from supply chain disruptions and COVID-19. The Company expects sales volumes in our Control Devices segment to increase from 2021 based on second half 2022 production forecasts and market conditions and the ramp-up of certain electrified vehicle program launches, however, global supply chain shortages, primarily the global semiconductor supply shortage and COVID-19 could adversely impact our sales volumes and gross margin for the remainder of 2022.

For 2022, we expect an increase in our Electronics’ segment sales compared to 2021 primarily due to the increase in production volume forecasts in our European and North American commercial markets, strong demand for our products in our off-highway and commercial vehicle end-markets as well as the ramp up of new program launches in 2022. In addition, we expect increased sales from the launch of our first two MirrorEye camera-based vision systems for OEM applications as well as the continued roll out of MirrorEye in the retrofit markets. MirrorEye system take-rates continue to exceed prior expectations and customer production forecasts suggest these take-rates could continue to rise significantly as material becomes more readily available and customer truck production continues to shift to new models. Customer recoveries related to spot buys of materials purchased for our customers increased net sales by $15.3 million in the second quarter of 2022. Spot buy material purchasing activity, which is recognized as revenue and material costs, was mostly passed through to the customer and was driven by electronic component shortages. The Company expects continued spot buy activity for the remainder of 2022 but cannot predict the duration or magnitude of continued spot buy activity due to volatile supply chains and component availability. We expect to continue to offset a significant majority of spot buy related costs going forward and expect continued reduction in overall spot buy costs in the second half of the year. In addition, customer negotiated price increases also increased sales during the second quarter, which will continue to favorably impact sales for the remainder of the year.

In 2021 and continuing through the first half of 2022, our D&D spend increased to support near term launches of awarded business primarily in our Electronics segment. We expect that the rate of increase in our D&D spending will moderate from current levels as we continue to align our global engineering capabilities in order to develop advanced technologies and systems within our portfolio of products.

Our 2022 Stoneridge Brazil segment revenues decreased compared to the prior year due to lower sales of most of our product lines offset by favorable foreign currency translation. In April 2022, the International Monetary Fund forecasted the Brazil gross domestic product to grow 0.8% in 2022 and 1.4% in 2023. We expect our served market channels to remain stable based on current market conditions. Our financial performance in our Stoneridge Brazil segment is also subject to uncertainty from movements in the Brazilian Real and Argentina Peso foreign currencies.

Beginning in 2021, global transportation vehicle production was impacted by supply chain disruptions, including semiconductor shortages, primarily affecting our commercial vehicle and automotive end-markets. Based on the current market conditions, we expect continued impacts on production in 2022. We expect incremental costs related to supply chain disruptions and production schedule volatility to continue to adversely affect our gross margin in 2022. However, customer negotiated price increases will continue to mostly offset this adverse impact in 2022.

As a result of these supply chain disruptions and production schedule volatilities, our working capital balances, specifically inventory, have increased significantly compared to historical levels. We have developed and are actioning plans to reduce on hand inventory by refining our procurement process which we expect will improve liquidity.

Throughout 2022, we expect our effective tax rate to remain elevated primarily due to the impact of tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions.

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

On May 19, 2020, the Company committed to the strategic exit of its Control Devices particulate matter sensor product line (“PM Sensor Exit”). The decision to exit the PM sensor product line was made after the consideration of the decline in the market outlook for diesel passenger vehicles, the current and expected profitability of the product line and the Company’s strategic focus on aligning resources with the greatest opportunities. The estimated costs for the PM Sensor Exit include employee severance and termination costs, contract termination costs, professional fees and other related costs such as potential commercial and supplier settlements. Non-cash charges include impairment of fixed assets and accelerated depreciation associated with PM sensor production. We did not recognize any expense as a result of these actions during the three months ended June 30, 2022 and we recognized $0.3 million of expense as a result of this initiative during the three months ended June 30, 2021. The only remaining costs relate to potential commercial settlements and legal fees which we continue to negotiate. The estimated additional cost related to these settlements and fees is up to $4.2 million.

We regularly evaluate the performance of our businesses and their cost structures, including personnel, and make necessary changes thereto in order to optimize our results. We also evaluate the required skill sets of our personnel and periodically make strategic changes. As a consequence of these actions, we incur severance related costs which we refer to as business realignment charges. We did not recognize any business realignment costs during the three months ended June 30, 2022, we incurred $0.1 million of business realignment costs in the three months ended June 30, 2021.

We are being adversely affected by increased material costs associated with both supply chain disruptions, including spot purchases of electronic components, and overall inflation. In response to these material cost increases we have and continue to negotiate price increases with our customers and lowering certain controllable costs where feasible. However, if we are unable to effectively offset material price increases in the future, our results of operations will be further adversely affected.

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

					Dollar
					increase /
Three months ended June 30,	2022		2021		(decrease)
Net sales	$220,936	100.0%	$191,334	100.0%	$29,602
Costs and expenses:
Cost of goods sold	182,372	82.5	148,493	77.6	33,879
Selling, general and administrative	28,938	13.1	31,380	16.4	(2,442)
Gain on sale of canton facility, net	-	-	(30,718)	(16.1)	30,718
Design and development	15,554	7.0	15,495	8.1	59
Operating (loss) income	(5,928)	(2.6)	26,684	14.0	(32,612)
Interest expense, net	1,217	0.6	1,860	1.0	(643)
Equity in loss (earnings) of investee	377	0.3	(496)	(0.2)	873
Other income, net	(596)	(0.3)	(272)	(0.1)	(324)
(Loss) income before income taxes	(6,926)	(3.2)	25,592	13.3	(32,518)
Provision for income taxes	413	0.2	5,794	3.0	(5,381)
Net (loss) income	$(7,339)	(3.4)%	$19,798	10.3%	$(27,137)

Net Sales. Net sales for our reportable segments, excluding inter-segment sales, are summarized in the following table (in thousands):

					Dollar	Percent
					increase	increase
Three months ended June 30,	2022		2021		(decrease)	(decrease)
Control Devices	$84,566	38.3%	$86,345	45.1%	$(1,779)	(2.1)%
Electronics	123,021	55.7	90,085	47.1	32,936	36.6%
Stoneridge Brazil	13,349	6.0	14,904	7.8	(1,555)	(10.4)%
Total net sales	$220,936	100.0%	$191,334	100.0%	$29,602	15.5%

Our Control Devices segment net sales decreased $1.8 million due to a decrease in our European automotive, China commercial and North American commercial vehicle markets of $2.7 million, $1.8 million and $1.6 million, respectively. The decrease in our European automotive market was due to our exit of the PM sensor business. These decreases were offset by increases in our North American and China automotive markets of $2.6 million and $0.6 million, respectively. In addition, second quarter of 2022 net sales were favorably impacted by negotiated price increases of $1.3 million.

Our Electronics segment net sales increased due higher sales volumes in our European commercial, North American commercial and European off-highway vehicle markets of $9.9 million, $7.7 million and $0.8 million, respectively. In addition, second quarter of 2022 net sales were favorably impacted by both customer pricing for recoveries of electronics component spot buys and for negotiated price increases of $15.3 million and $5.9 million, respectively. These increases were offset by $7.8 million due to unfavorable euro and Swedish krona foreign currency translation compared to the prior year quarter.

Our Stoneridge Brazil segment net sales decreased due to lower sales in most of our product lines offset by favorable foreign currency translation.

Net sales by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
					increase	increase
Three months ended June 30,	2022		2021		(decrease)	(decrease)
North America	$109,642	49.6%	$96,700	50.5%	$12,942	13.4%
South America	13,349	6.0	14,904	7.8	(1,555)	(10.4)%
Europe and Other	97,945	44.4	79,730	41.7	18,215	22.8%
Total net sales	$220,936	100.0%	$191,334	100.0%	$29,602	15.5%

The increase in North American net sales was mostly attributable to an increase in sales volume in our Electronics segment commercial vehicle market of $7.7 million and our Control Devices segment automotive market of $2.6 million offset by sales volume decreases in our Control Devices segment commercial vehicle market of $1.6 million. The decrease in net sales in South America was primarily due to lower sales in most of our product lines offset by favorable foreign currency translation. The increase in net sales in Europe and Other was due to customer recoveries of electronic component spot buy purchases and negotiated price increases of $15.1 million and $3.6 million, respectively, and increases in our European commercial vehicle and European off-highway markets of $10.3 million and $0.8 million, respectively. This increase for Europe and Other was offset by decreases in our European automotive and China commercial vehicle markets of $2.7 million and $1.4 million, respectively. In addition, Europe and Other net sales decreased $8.1 million due to unfavorable foreign currency translation.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased compared to the second quarter of 2021 and our gross margin decreased from 22.4% in the second quarter of 2021 to 17.5% in the second quarter of 2022. Our material cost as a percentage of net sales increased from 55.7% in the second quarter of 2021 to 63.5% in the second quarter of 2022 from higher material costs resulting from adverse foreign exchange fluctuations and inflation. In 2022, cost of goods sold increased by $15.3 million, or 6.9% of net sales, from the impact of electronic component spot buy purchases, which were offset by customer recoveries. The impact of these spot buy purchases reduced gross margin percent by 1.2%. Overhead as a percentage of net sales decreased to 14.5% for the second quarter of 2022 compared to 16.1% for the second quarter of 2021 due to leverage of fixed costs from higher sales levels.

Our Control Devices segment gross margin decreased primarily due to the decrease in sales volume, higher material costs associated with supply chain disruptions and inflation as well as adverse leverage of fixed costs.

Our Electronics segment gross margin decreased primarily due to increased material costs associated with supply chain disruptions, adverse foreign exchange fluctuations and inflation offsetting favorable pricing and leverage of fixed costs from higher sales levels.

Our Stoneridge Brazil segment gross margin as a percentage of sales was decreased from adverse leverage of fixed costs offset by favorable foreign currency translation.

Selling, General and Administrative. SG&A expenses decreased by $2.4 million primarily due to the unfavorable adjustment to the fair value of the SRB earn-out consideration in the second quarter of 2021, favorable net adjustments for Brazilian indirect tax credits as well as lower selling costs.

Design and Development. D&D costs remained consistent with the second quarter of 2021 increasing less than $0.1 million due to increased spend for product launches in our Electronics and Control Devices segments offset by higher customer reimbursements for Electronics of $2.5 million.

Operating (Loss) Income. Operating (loss) income by segment is summarized in the following table (in thousands):

			Dollar	Percent
			increase /	increase /
Three months ended June 30,	2022	2021	(decrease)	(decrease)
Control Devices	$4,118	$37,065	$(32,947)	(88.9)%
Electronics	(2,524)	(1,807)	(717)	(39.7)%
Stoneridge Brazil	970	(749)	1,719	229.5%
Unallocated corporate	(8,492)	(7,825)	(667)	(8.5)%
Operating (loss) income	$(5,928)	$26,684	$(32,612)	(122.2)%

Our Control Devices segment operating income decreased due to the gain on the sale of the Canton Facility of $30.7 million in the second quarter of 2021, the impact of gross margin from higher material costs associated with supply chain disruptions and inflation, and adverse leverage of fixed costs from lower sales levels.

Our Electronics segment operating loss increased primarily due to lower segment gross margin from higher material costs associated with supply chain disruptions, including spot purchases of electronic components net of recoveries, adverse foreign exchange fluctuations and inflation.

Our Stoneridge Brazil segment operating income increased primarily due to an unfavorable adjustment in the fair value of earn-out consideration occurring in the second quarter of 2021, favorable net adjustments for Brazilian indirect tax credits as well as lower selling related costs.

Our unallocated corporate operating loss increased primarily from higher employee-related and incentive compensation costs incurred during the second quarter of 2022.

Operating (loss) income by geographic location is summarized in the following table (in thousands):

			Dollar	Percent
			increase /	increase /
Three months ended June 30,	2022	2021	(decrease)	(decrease)
North America	$(2,845)	$25,948	$(28,793)	(111.0)%
South America	970	(749)	1,719	229.5%
Europe and Other	(4,053)	1,485	(5,538)	(372.9)%
Operating (loss) income	$(5,928)	$26,684	$(32,612)	(122.2)%

Our North American operating income decreased due to the gain on the sale of the Canton Facility in 2021 offset by increased sales in our commercial vehicle and automotive markets offset by higher material costs associated with supply chain disruptions and inflation. The increase in operating income in South America was primarily due to an unfavorable adjustment in the fair value of the earn-out consideration in the second quarter of 2021 and favorable net adjustments for Brazilian indirect taxes and lower selling related costs in the second quarter of 2022. Our operating results in Europe and Other decreased primarily due to higher material costs from supply chain disruptions, adverse foreign exchange fluctuations and inflation.

Interest Expense, net. Interest expense, net was $1.2 million and $1.9 million for the three months ended June 30, 2022 and 2021, respectively. The decrease for the quarter ended June 30, 2022, was the result of higher interest income at Stoneridge Brazil and lower Credit Facility interest expense.

Equity in Loss (Earnings) of Investee. Equity earnings for MSIL was $0.4 million for the three months ended June 30, 2021. As discussed in Note 15 to the condensed consolidated financial statements, the Company sold its equity interest in MSIL on December 30, 2021. Equity loss (earnings) for Autotech were $0.4 million and less than $(0.1) million for the three months ended June 30, 2022 and 2021, respectively.

Other Income, net. We record certain foreign currency transaction losses (gains) as a component of other (income) expense, net on the condensed consolidated statement of operations. Other income, net of $0.6 million increased by $0.3 million compared to the second quarter of 2021 due to the 2022 settlement of the net investment hedge of $3.7 million offset by foreign currency transaction losses in our Electronics and Control Devices segments from the strengthening of the U.S. dollar.

Provision for Income Taxes. For the three months ended June 30, 2022, income tax expense of $0.4 million was attributable to the mix of earnings among tax jurisdictions as well as tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions. The effective tax rate of (6.0)% varies from the statutory tax rate primarily due to the impact of tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions as well as tax credits and incentives offset by foreign rates that differ from the U.S. rate, U.S. taxes on foreign earnings and non-deductible expenses.

For the three months ended June 30, 2021, income tax expense of $5.8 million was attributable to the gain on the sale of the Canton facility, the mix of earnings among tax jurisdictions as well as tax losses for which no benefit was recognized due to valuation allowances in certain jurisdictions. The effective tax rate of 22.6% was greater than the statutory tax rate primarily due to the impact of tax losses for which no benefit was recognized due to valuation allowances in certain jurisdictions as well as U.S. taxes on foreign earnings, partially offset by tax incentives.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

					Dollar
					increase /
Six months ended June 30,	2022		2021		(decrease)
Net sales	$441,994	100.0%	$385,129	100.0%	$56,865
Costs and expenses:
Cost of goods sold	361,987	81.9	296,202	76.9	65,785
Selling, general and administrative	56,337	12.7	60,756	15.8	(4,419)
Gain on sale of Canton Facility, net	-	-	(30,718)	(8.0)	30,718
Design and development	32,582	7.4	30,146	7.8	2,436
Operating (loss) income	(8,912)	(2.0)	28,743	7.5	(37,655)
Interest expense, net	3,003	0.7	3,626	0.9	(623)
Equity in loss (earnings) of investee	458	0.1	(1,110)	(0.3)	1,568
Other expense, net	735	0.3	86	0.1	649
(Loss) income before income taxes	(13,108)	(3.1)	26,141	6.8	(39,249)
Provision for income taxes	1,906	0.4	6,213	1.6	(4,307)
Net (loss) income	$(15,014)	(3.5)%	$19,928	5.2%	$(34,942)

Net Sales. Net sales for our reportable segments, excluding inter-segment sales, are summarized in the following table (in thousands):

					Dollar	Percent
					increase	increase
Six months ended June 30,	2022		2021		(decrease)	(decrease)
Control Devices	$168,626	38.2%	$185,963	48.3%	$(17,337)	(9.3)%
Electronics	247,974	56.1	172,855	44.9	75,119	43.5%
Stoneridge Brazil	25,394	5.7	26,311	6.8	(917)	(3.5)%
Total net sales	$441,994	100.0%	$385,129	100.0%	$56,865	14.8%

Our Control Devices segment net sales decreased $17.3 million due to a decrease in our European automotive, North American commercial and European commercial vehicle markets of $8.6 million, $5.3 million and $1.1 million, respectively, as well as decreases in our China commercial vehicle and automotive markets of $4.7 million and $1.0 million, respectively. The decrease in our European automotive market was due to our exit of the PM sensor business. In addition, 2022 net sales were favorably impacted by negotiated price increases of $3.6 million.

Our Electronics segment net sales increased due to higher sales volumes in our North American commercial, European commercial and European off-highway vehicle markets of $17.2 million, $16.7 million and $3.9 million, respectively. In addition, 2022 net sales were favorably impacted by both customer pricing for recoveries of electronic component spot buy purchases and for negotiated price increases of $39.7 million and $9.9 million, respectively. These increases were offset by unfavorable euro and Swedish krona foreign currency translation compared to the prior year quarter of $12.7 million.

Our Stoneridge Brazil segment net sales decreased primarily due to lower sales in most Stoneridge Brazil product lines offset by favorable foreign currency translation of $1.8 million and higher sales volumes for our OEM products.

Net sales by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
					increase	increase
Six months ended June 30,	2022		2021		(decrease)	(decrease)
North America	$213,470	48.3%	$193,234	50.1%	$20,236	10.5%
South America	25,394	5.7	26,311	6.9	(917)	(3.5)%
Europe and Other	203,130	46.0	165,584	43.0	37,546	22.7%
Total net sales	$441,994	100.0%	$385,129	100.0%	$56,865	14.8%

The increase in North American net sales was mostly attributable to an increase in sales volume in our Electronics segment commercial vehicle market of $17.3 million offset by sales volume decreases in our Control Devices segment commercial vehicle market of $5.3 million. The decrease in net sales in South America was primarily due to lower sales in most Stoneridge Brazil product lines offset by favorable foreign currency translation and higher sales volumes for our OEM products. The increase in net sales in Europe and Other was due to customer recoveries of semiconductor spot buy purchases and contractual price increases of $38.8 million and $7.6 million, respectively and increases in our European commercial vehicle and European off-highway markets of $16.7 million and $3.9 million, respectively. This increase for Europe and Other was offset by decreases in our European automotive market of $8.6 million and China commercial vehicle and automotive markets of $6.0 million and $1.0 million, respectively. In addition, Europe and Other net sales decreased $13.8 million due to unfavorable foreign currency translation.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased compared to the second half of 2021 and our gross margin decreased from 23.1% in the first half of 2021 to 18.1% in the first half of 2022. Our material cost as a percentage of net sales increased from 55.3% in the first half of 2021 to 62.9% in the first half of 2022 from higher material costs resulting from adverse foreign exchange fluctuations and inflation. In 2022, cost of goods sold increased by $39.7 million, or 9.0% of net sales, due to electronic component spot buy purchases which were offset by customer recoveries. The impact of these spot purchases reduced gross margin percent by 1.7%. Overhead as a percentage of net sales decreased to 14.5% for the first half of 2022 compared to 15.9% for the first half of 2021 due to leverage of fixed costs from higher sales levels.

Our Control Devices segment gross margin decreased primarily due to the decrease in sales volume, higher material costs associated with supply chain disruptions and inflation as well as adverse leverage of fixed costs.

Our Electronics segment gross margin decreased primarily due to increased material costs associated with supply chain disruptions including spot purchases of electronic components, adverse foreign exchange fluctuations and inflation offsetting favorable pricing and leverage of fixed costs from higher sales levels.

Our Stoneridge Brazil segment gross margin as a percentage of sales was consistent with the prior year as adverse leverage of fixed costs was offset by favorable foreign currency translation.

Selling, General and Administrative. SG&A expenses decreased by $4.4 million compared to the second half of 2021 due to favorable 2022 non-recurring commercial and legal settlements, an unfavorable adjustment to the fair value of the SRB earn-out consideration in 2021, the favorable net adjustments for Brazilian indirect tax credits and 2021 Sarasota environmental remediation costs in our Control Devices segment. Offsetting these favorable items was the 2021 gain on disposal of the PM Sensor business of $0.7 million.

Design and Development. D&D costs increased by $2.4 million due to increased spend for product launches in our Electronics and Control Devices segments offset by higher customer reimbursements for Electronics of $3.8 million.

Operating (Loss) Income. Operating (loss) income by segment is summarized in the following table (in thousands):

			Dollar	Percent
			increase /	increase /
Six months ended June 30,	2022	2021	(decrease)	(decrease)
Control Devices	$10,894	$47,230	$(36,336)	(76.9)%
Electronics	(5,236)	(2,680)	(2,556)	(95.4)%
Stoneridge Brazil	1,462	(797)	2,259	283.4%
Unallocated corporate	(16,032)	(15,010)	(1,022)	(6.8)%
Operating (loss) income	$(8,912)	$28,743	$(37,655)	(131.0)%

Our Control Devices segment operating income decreased due to the gain on the sale of the Canton Facility of $30.7 million in 2021, the adverse impact on gross margin from higher material costs associated with supply chain disruptions and inflation, adverse leverage of fixed costs from lower sales levels and higher D&D spending.

Our Electronics segment operating loss increased primarily due to lower segment gross margin from higher material costs associated with supply chain disruptions including spot purchases of electronic components net of recoveries, adverse foreign exchange fluctuations and offset by lower D&D spending caused by higher customer reimbursements.

Our Stoneridge Brazil segment operating income increased primarily due to the unfavorable adjustment to the fair value of the SRB earn-out consideration in 2021 and favorable net adjustments for Brazilian indirect tax credits.

Our unallocated corporate operating loss increased primarily from higher employee benefit and recruiting costs.

Operating (loss) income by geographic location is summarized in the following table (in thousands):

			Dollar	Percent
			increase	increase
Six months ended June 30,	2022	2021	(decrease)	(decrease)
North America	$(3,597)	$23,310	$(26,907)	(115.4)%
South America	1,462	(797)	2,259	283.4%
Europe and Other	(6,777)	6,230	(13,007)	(208.8)%
Operating (loss) income	$(8,912)	$28,743	$(37,655)	(131.0)%

Our North American operating income decreased due to the gain on the sale of the Canton Facility in 2021 and higher material costs associated with supply chain disruptions and inflation. The increase in operating income in South America was primarily due to an unfavorable adjustment in the fair value of earn-out consideration occurring in the second quarter of 2021 and favorable net adjustments for Brazilian indirect tax credits. Our operating results in Europe and Other decreased primarily due to higher material costs from supply chain disruptions including spot purchases of electronic components net of recoveries, adverse foreign exchange fluctuations and inflation as well as higher D&D spending caused by lower customer reimbursements offsetting favorable pricing.

Interest Expense, net. Interest expense, net was $3.0 million and $3.6 million for the six months ended June 30, 2022 and 2021. Interest expense, net included $0.4 million related to the write-off of deferred financing fees as a result of Amendment No. 3 to the Credit Facility and higher interest income at Stoneridge Brazil for the six months ended June 30, 2022.

Equity in Loss (Earnings) of Investee. Equity earnings for MSIL were $0.9 million for the six months ended June 30, 2021. As discussed in Note 15 to the condensed consolidated financial statements, the Company sold its equity interest in MSIL on December 30, 2021. Equity loss (earnings) for Autotech were $0.5 million and $(0.2) million for the six months ended June 30, 2022 and 2021, respectively.

Other Expense, net. We record certain foreign currency transaction losses (gains) as a component of other (income) expense, net on the condensed consolidated statement of operations. Other expense, net of $0.7 million increased by $0.6 million compared to the first half of 2021 due to foreign currency transaction losses in our Electronics and Control Devices segments from the strengthening of the U.S. dollar offsetting the 2022 gain on settlement of the net investment hedge of $3.7 million.

Provision for Income Taxes. For the six months ended June 30, 2022, income tax expense of $1.9 million was attributable to the mix of earnings among tax jurisdictions as well as tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions. The effective tax rate of (14.5)% varies from the statutory tax rate primarily due to the impact of tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions as well as tax credits and incentives offset by U.S. taxes on foreign earnings.

For the six months ended June 30, 2021, income tax expense of $6.2 million was attributable to the gain on the sale of the Canton facility, the mix of earnings among tax jurisdictions as well as tax losses for which no benefit was recognized due to valuation allowances in certain jurisdictions. The effective tax rate of 23.8% was greater than the statutory tax rate primarily due to the impact of tax losses for which no benefit was recognized due to valuation allowances in certain jurisdictions as well as U.S. taxes on foreign earnings, partially offset by tax incentives.

Liquidity and Capital Resources

Summary of Cash Flows:

Six months ended June 30,	2022	2021
Net cash provided by (used for):
Operating activities	$(17,818)	$(22,641)
Investing activities	(11,380)	21,049
Financing activities	(13,480)	(15,543)
Effect of exchange rate changes on cash and cash equivalents	(2,177)	(1,197)
Net change in cash and cash equivalents	$(44,855)	$(18,332)

Cash used for operating activities decreased compared to 2021 due to lower use of cash to support working capital levels primarily inventory offset by lower net income. Our receivable terms and collections rates have remained consistent between periods presented. Our inventory levels as of both periods presented are elevated compared to historical balances due to a combination of supply chain disruptions and production volatility.

Net cash used for investing activities increased compared to 2021 due to the proceeds from the sale of the Canton Facility in 2021 being slightly offset by the proceeds from the settlement of the net investment hedge in 2022.

Net cash used for financing activities decreased compared to the prior year primarily due to lower 2022 net Credit Facility payments offset by the cash payment of Stoneridge Brazil earn-out consideration.

As outlined in Note 7 to our condensed consolidated financial statements, the Credit Facility permits borrowing up to a maximum level of $300.0 million, as amended on February 28, 2022, by Amendment No. 3 to the Fourth Amended and Restated Credit Agreement (“Amendment No. 3”). This variable rate facility provides the flexibility to refinance other outstanding debt or finance acquisitions through June 2024. The Credit Facility contains certain financial covenants that require the Company to maintain less than a maximum leverage ratio and more than a minimum interest coverage ratio. The Credit Facility also contains affirmative and negative covenants and events of default that are customary for credit arrangements of this type including covenants which place restrictions and/or limitations on the Company’s ability to borrow money, make capital expenditures and pay dividends. The Credit Facility had an outstanding balance of $157.8 million at June 30, 2022.

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

Amendment No. 1 increased the leverage based LIBOR pricing grid through the maturity date and also provided for a LIBOR floor of 50 basis points on outstanding borrowings excluding any Specified Hedge Borrowings (as defined) which remained subject to a LIBOR floor of 0 basis points.

On December 17, 2021, the Company entered into Amendment No. 2 to the Fourth Amended and Restated Credit Agreement (“Amendment No. 2”). Amendment No. 2 implemented non-LIBOR interest reference rates for borrowings in euros and British pounds.

Due to the ongoing impacts of the COVID-19 pandemic and supply chain disruptions on the Company’s end-markets and the resulting financial impacts on the Company, on February 28, 2022, the Company entered into Amendment No. 3. Amendment No. 3 reduced the total revolving credit commitments from $400.0 million to $300.0 million and the maximum permitted amount of swing loans from $40.0 million to $30.0 million. Amendment No. 3 provides for certain financial covenant relief and additional covenant restrictions during the “Specified Period” (the period from February 28, 2022 until the date that the Company delivers a compliance certificate for the quarter ending March 31, 2023 in form and substance satisfactory to the administrative agent). During the Specified Period:

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

Amendment No. 3 changed the leverage based LIBOR pricing grid through the maturity date and also retained a LIBOR floor of 50 basis points on outstanding borrowings excluding any Specified Hedge Borrowings (as defined) which remained subject to a LIBOR floor of 0 basis points.

Amendment No. 3 also incorporates hardwired mechanics to permit a future replacement of LIBOR as the interest reference rate without lender consent.

As a result of Amendment No. 3, the Company was in compliance with all covenants at December 31, 2021. The Company has not experienced a violation which would limit the Company’s ability to borrow under the Credit Facility, as amended and does not expect that the covenants under it will restrict the Company’s financing flexibility. However, it is possible that future borrowing flexibility under the Credit Facility may be limited as a result of lower than expected financial performance due to the adverse impact of COVID-19 and supply chain disruptions on the Company’s markets and general global demand. The Company expects to make additional repayments on the Credit Facility when cash exceeds the amount needed for operations and to remain in compliance with all covenants.

The Company’s wholly owned subsidiary located in Stockholm, Sweden, has an overdraft credit line which allows overdrafts on the subsidiary’s bank account up to a daily maximum level of 20.0 million Swedish krona, or $2.0 million and $2.2 million, at June 30, 2022 and December 31, 2021, respectively. At June 30, 2022, there was 12.2 million Swedish krona, or $1.2 million outstanding on this overdraft credit line. At December 31, 2021, there was 19.0 million Swedish krona, or $2.1 million outstanding on this overdraft credit line. During the six months ended June 30, 2022, the subsidiary borrowed 170.0 million Swedish krona, or $16.6 million, and repaid 176.8 million Swedish krona, or $17.3 million.

The Company’s wholly-owned subsidiary located in Suzhou, China, has credit lines which allow up to a maximum borrowing level of 20.0 million Chinese yuan, or $3.0 million at June 30, 2022 and 50.0 million Chinese yuan, or $7.9 million at December 31, 2021. At June 30, 2022 and December 31, 2021 there was $3.0 million and $3.1 million, respectively, in borrowings outstanding on the Suzhou credit line with weighted-average interest rates of 3.85% and 4.15% at June 30, 2022 and December 31, 2021, respectively. The Suzhou credit line is included on the condensed consolidated balance sheet within current portion of debt. In addition, the Suzhou subsidiary has a bank acceptance draft line of credit which facilitates the extension of trade payable payment terms by 180 days. The bank acceptance draft line of credit allows up to a maximum borrowing level of 60.0 million Chinese yuan, or $9.0 million at June 30, 2022 and 15.0 million Chinese yuan, or $2.4 million at December 31, 2021. There was no amount utilized on the Suzhou bank acceptance draft line of credit at June 30, 2022 and $2.2 million utilized at December 31, 2021.

On May 19, 2020, the Company committed to the strategic exit of its Control Devices PM sensor product line. The estimated costs for the PM Sensor Exit include employee severance and termination costs, professional fees and other related costs such as potential commercial and supplier settlements. Non-cash charges include impairment of fixed assets and accelerated depreciation associated with PM sensor production. We recognized $0.3 million of expense as a result of this initiative during the three months ended June 30, 2021. The only remaining costs relate to potential commercial settlements and legal fees which we continue to negotiate. The estimated additional costs related to these settlements and fees is up to $4.2 million.

In December 2018, the Company entered into an agreement to make a $10.0 million investment in Autotech Fund II managed by Autotech, a venture capital firm focused on ground transportation technology. The Company’s $10.0 million investment in the Autotech Fund II will be contributed over the expected ten-year life of the fund.  As of June 30, 2022, the Company’s cumulative investment in the Autotech Fund II was $7.6 million. The Company contributed $0.5 million, net and $1.9 million, net to the Autotech Fund II during the six months ended June 30, 2022 and 2021, respectively.

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

At June 30, 2022, we had a cash and cash equivalents balance of approximately $40.7 million, of which 90.6% was held in foreign locations. The Company has approximately $142.2 million of undrawn commitments under the Credit Facility as of June 30, 2022, which results in total undrawn commitments and cash balances of more than $181.2 million. However, despite the February 22, 2022 amendment, it is possible that future borrowing flexibility under our Credit Facility may be limited as a result of our financial performance.

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

Critical Accounting Policies and Estimates

The Company’s critical accounting policies, which include management’s best estimates and judgments, are included in Part II, Item 7, to the consolidated financial statements of the Company’s 2021 Form 10-K. These accounting policies are considered critical as disclosed in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis of the Company’s 2021 Form 10-K because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates. There have been no material changes in our significant accounting policies or critical accounting estimates during the second quarter of 2022.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2022, an evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the PEO and PFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to repurchases of Common Shares made by us during the three months ended June 30, 2022. There were 1,570 Common Shares delivered to us by employees as payment for withholding taxes due upon vesting of performance share awards and share unit awards during the three months ended June 30, 2022.

			Total number of	Maximum number
			shares purchased as	of shares that may
			part of publicly	yet be purchased
	Total number of	Average price	announced plans	under the plans
Period	shares purchased	paid per share	or programs	or programs
4/1/22-4/30/22	-	$-	N/A	N/A
5/1/22-5/31/22	1,570	$18.67	N/A	N/A
6/1/22-6/30/22	-	$-	N/A	N/A
Total	1,570

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Exhibit

10.1

Amendment No. 1 to the Stoneridge, Inc. 2018 Amended and Restated Directors’ Restricted Shares Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 19, 2022).

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

STONERIDGE, INC.

Date: August 3, 2022	/s/ Jonathan B. DeGaynor
Jonathan B. DeGaynor
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 3, 2022	/s/ Matthew R. Horvath
Matthew R. Horvath
Chief Financial Officer and Treasurer
(Principal Financial Officer)