Form 10-Q
period 2022-09-30
STONERIDGE INC
filed 2022-11-02
CIK 1043337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

The number of Common Shares, without par value, outstanding as of October 28, 2022 was 27,326,558.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STONERIDGE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(in thousands)	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,337	$85,547
Accounts receivable, less reserves of $1,841 and $1,443, respectively	166,861	150,388
Inventories, net	150,704	138,115
Prepaid expenses and other current assets	48,629	36,774
Total current assets	398,531	410,824
Long-term assets:
Property, plant and equipment, net	101,897	107,901
Intangible assets, net	43,116	49,863
Goodwill	31,347	36,387
Operating lease right-of-use asset	13,924	18,343
Investments and other long-term assets, net	44,241	42,081
Total long-term assets	234,525	254,575
Total assets	$633,056	$665,399

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of debt	$2,826	$5,248
Accounts payable	106,297	97,679
Accrued expenses and other current liabilities	68,827	70,139
Total current liabilities	177,950	173,066
Long-term liabilities:
Revolving credit facility	165,695	163,957
Deferred income taxes	8,324	10,706
Operating lease long-term liability	10,903	14,912
Other long-term liabilities	6,020	6,808
Total long-term liabilities	190,942	196,383
Shareholders' equity:
Preferred Shares, without par value, 5,000 shares authorized, none issued	-	-
Common Shares, without par value, 60,000 shares authorized, 28,966 and 28,966 shares issued and 27,327 and 27,191 shares outstanding at September 30, 2022 and December 31, 2021, respectively, with no stated value	-	-
Additional paid-in capital	231,675	232,490
Common Shares held in treasury, 1,639 and 1,775 shares at September 30, 2022 and December 31, 2021, respectively, at cost	(50,772)	(55,264)
Retained earnings	201,465	215,748
Accumulated other comprehensive loss	(118,204)	(97,024)
Total shareholders' equity	264,164	295,950
Total liabilities and shareholders' equity	$633,056	$665,399

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2022	2021	2022	2021

Net sales	$226,757	$181,680	$668,751	$566,809
Costs and expenses:
Cost of goods sold	177,317	145,680	539,304	441,882
Selling, general and administrative	27,444	28,481	83,781	89,237
Gain on sale of Canton Facility, net	-	-	-	(30,718)
Design and development	16,133	16,447	48,715	46,593
Operating income (loss)	5,863	(8,928)	(3,049)	19,815
Interest expense, net	1,845	1,447	4,848	5,073
Equity in (earnings) loss of investee	(34)	(584)	424	(1,694)
Other expense, net	2,332	41	3,067	127
Income (loss) before income taxes	1,720	(9,832)	(11,388)	16,309
Provision for income taxes	989	526	2,895	6,739
Net income (loss)	$731	$(10,358)	$(14,283)	$9,570

Earnings (loss) per share:
Basic	$0.03	$(0.38)	$(0.52)	$0.35
Diluted	$0.03	$(0.38)	$(0.52)	$0.35

Weighted-average shares outstanding:
Basic	27,281	27,147	27,250	27,100
Diluted	27,524	27,147	27,250	27,432

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021

Net income (loss)	$731	$(10,358)	$(14,283)	$9,570

Other comprehensive (loss) income, net of tax:
Foreign currency translation (1)	(10,348)	(7,100)	(21,899)	(10,706)
Unrealized (loss) gain on derivatives (2)	(276)	(133)	719	124
Other comprehensive loss, net of tax	(10,624)	(7,233)	(21,180)	(10,582)

Comprehensive loss	$(9,893)	$(17,591)	$(35,463)	$(1,012)

(1)	Net of tax benefit of $267 for the nine months ended September 30, 2022. Net of tax expense of $120 for the three and nine months ended September 30, 2021.
(2)	Net of tax benefit of $73 and $36 for the three months ended September 30, 2022 and 2021, respectively. Net of tax expense of $191 and $32 for the nine months ended September 30, 2022 and 2021, respectively

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine months ended September 30, (in thousands)	2022	2021

OPERATING ACTIVITIES:
Net (loss) income	$(14,283)	$9,570
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation	20,183	20,831
Amortization, including accretion and write-off of deferred financing costs	6,187	4,767
Deferred income taxes	(2,834)	916
Loss (earnings) of equity method investee	424	(1,694)
Gain on sale of fixed assets	(95)	(190)
Share-based compensation expense	4,421	4,685
Excess tax deficiency (benefit) related to share-based compensation expense	266	(295)
Gain on settlement of net investment hedge	(3,716)	-
Gain on sale of Canton Facility, net	-	(30,718)
Gain on disposal of business, net	-	(740)
Change in fair value of earn-out contingent consideration	-	1,453
Changes in operating assets and liabilities:
Accounts receivable, net	(28,333)	(2,746)
Inventories, net	(24,333)	(36,580)
Prepaid expenses and other assets	(15,510)	(11,144)
Accounts payable	18,366	20,657
Accrued expenses and other liabilities	15,119	1,539
Net cash used for operating activities	(24,138)	(19,689)

INVESTING ACTIVITIES:
Capital expenditures, including intangibles	(22,877)	(21,576)
Proceeds from sale of fixed assets	95	656
Proceeds from settlement of net investment hedge	3,820	-
Proceeds from disposal of business, net	-	1,050
Proceeds from sale of Canton Facility, net	-	35,167
Investment in venture capital fund, net	(700)	(2,349)
Net cash (used for) provided by investing activities	(19,662)	12,948

FINANCING ACTIVITIES:
Revolving credit facility borrowings	21,817	34,000
Revolving credit facility payments	(18,000)	(40,000)
Proceeds from issuance of debt	30,513	30,292
Repayments of debt	(32,789)	(36,286)
Earn-out consideration cash payment	(6,276)	-
Repurchase of Common Shares to satisfy employee tax withholding	(760)	(2,658)
Net cash provided by (used for) financing activities	(5,495)	(14,652)

Effect of exchange rate changes on cash and cash equivalents	(3,915)	(2,525)
Net change in cash and cash equivalents	(53,210)	(23,918)
Cash and cash equivalents at beginning of period	85,547	73,919

Cash and cash equivalents at end of period	$32,337	$50,001

Supplemental disclosure of cash flow information:
Cash paid for interest, net	$4,992	$4,962
Cash paid for income taxes, net	$5,808	$7,296

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Number of					Accumulated
	Common	Number of	Additional	Common		other	Total
	Shares	treasury	paid-in	Shares held	Retained	comprehensive	shareholders'
(in thousands)	outstanding	shares	capital	in treasury	earnings	loss	equity

BALANCE DECEMBER 31, 2020	27,006	1,960	$234,409	$(60,482)	$212,342	$(89,635)	$296,634
Net income	—	—	—	—	130	—	130
Unrealized loss on derivatives, net	—	—	—	—	—	(129)	(129)
Currency translation adjustments	—	—	—	—	—	(10,778)	(10,778)
Issuance of Common Shares	224	(224)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(68)	68	—	4,392	—	—	4,392
Share-based compensation, net	—	—	(5,577)	—	—	—	(5,577)
BALANCE MARCH 31, 2021	27,162	1,804	$228,832	$(56,090)	$212,472	$(100,542)	$284,672

Net income	—	—	—	—	19,798	—	19,798
Unrealized gain on derivatives, net	—	—	—	—	—	386	386
Currency translation adjustments	—	—	—	—	—	7,172	7,172
Issuance of Common Shares	2	(2)	—	—	—	—	—
Repurchased Common Shares for treasury, net	—	—	—	4	—	—	4
Share-based compensation, net	—	—	1,598	—	—	—	1,598
BALANCE JUNE 30, 2021	27,164	1,802	$230,430	$(56,086)	$232,270	$(92,984)	$313,630

Net loss	—	—	—	—	(10,358)	—	(10,358)
Unrealized loss on derivatives, net	—	—	—	—	—	(133)	(133)
Currency translation adjustments	—	—	—	—	—	(7,100)	(7,100)
Issuance of Common Shares	27	(27)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(12)	12	—	475	—	—	475
Share-based compensation, net	—	—	1,137	—	—	—	1,137
BALANCE SEPTEMBER 30, 2021	27,179	1,787	$231,567	$(55,611)	$221,912	$(100,217)	$297,651

BALANCE DECEMBER 31, 2021	27,191	1,775	$232,490	$(55,264)	$215,748	$(97,024)	$295,950
Net loss	—	—	—	—	(7,675)	—	(7,675)
Unrealized gain on derivatives, net	—	—	—	—	—	1,048	1,048
Currency translation adjustments	—	—	—	—	—	4,161	4,161
Issuance of Common Shares	161	(161)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(36)	36	—	4,093	—	—	4,093
Share-based compensation, net	—	—	(3,653)	—	—	—	(3,653)
BALANCE MARCH 31, 2022	27,316	1,650	$228,837	$(51,171)	$208,073	$(91,815)	$293,924

Net loss	—	—	—	—	(7,339)	—	(7,339)
Unrealized loss on derivatives, net	—	—	—	—	—	(53)	(53)
Currency translation adjustments	—	—	—	—	—	(15,712)	(15,712)
Issuance of Common Shares	4	(4)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(2)	2	—	90	—	—	90
Share-based compensation, net	—	—	1,618	—	—	—	1,618
BALANCE June 30, 2022	27,318	1,648	$230,455	$(51,081)	$200,734	$(107,580)	$272,528

Net income	—	—	—	—	731	—	731
Unrealized loss on derivatives, net	—	—	—	—	—	(276)	(276)
Currency translation adjustments	—	—	—	—	—	(10,348)	(10,348)
Issuance of Common Shares	13	(13)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(4)	4	—	309	—	—	309
Share-based compensation, net	—	—	1,220	—	—	—	1,220
BALANCE SEPTEMBER 30, 2022	27,327	1,639	$231,675	$(50,772)	$201,465	$(118,204)	$264,164

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

(1) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Stoneridge, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations. The results of operations for the three months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s 2021 Form 10-K.

The Company’s investment in Minda Stoneridge Instruments Ltd. (“MSIL”) for the three and nine months ended September 30, 2021 was determined to be an unconsolidated entity, and was therefore accounted for under the equity method of accounting based on the Company’s 49% ownership in MSIL. The Company sold its equity interest in MSIL on December 30, 2021.

Reclassifications

Certain prior period amounts have been reclassified to conform to their 2022 presentation in the condensed consolidated financial statements.

(2) Recently Issued Accounting Standards

Accounting Standards Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance in ASU 2020-04 provides temporary optional expedient and exceptions to the guidance in U.S. GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”) (also known as the “reference rate reform”). The guidance allows companies to elect not to apply certain modification accounting requirements to contracts affected by the reference rate reform, if certain criteria are met. The guidance will also allow companies to elect various optional expedients, which would allow them to continue to apply hedge accounting for hedging relationships affected by the reference rate reform, if certain criteria are met. The new standard was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. As of September 30, 2022, the Company has not yet had contracts modified due to rate reform.

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

The following tables disaggregate our revenue by reportable segment and geographical location(1) for the three months ended September 30, 2022 and 2021:

	Control Devices		Electronics		Stoneridge Brazil		Consolidated
Three months ended September 30,	2022	2021	2022	2021	2022	2021	2022	2021
Net Sales:
North America	$76,055	$70,334	$40,955	$25,061	$-	$-	$117,010	$95,395
South America	-	-	-	-	13,790	16,477	13,790	16,477
Europe	-	3,048	81,007	51,003	-	-	81,007	54,051
Asia Pacific	12,846	14,236	2,104	1,521	-	-	14,950	15,757
Total net sales	$88,901	$87,618	$124,066	$77,585	$13,790	$16,477	$226,757	$181,680

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

The following tables disaggregate our revenue by reportable segment and geographical location(1) for the nine months ended September 30, 2022 and 2021:

	Control Devices		Electronics		Stoneridge Brazil		Consolidated
Nine months ended September 30,	2022	2021	2022	2021	2022	2021	2022	2021
Net Sales:
North America	$219,453	$215,820	$111,027	$72,809	$-	$-	$330,480	$288,629
South America	-	-	-	-	39,184	42,788	39,184	42,788
Europe	-	12,681	256,370	173,335	-	-	256,370	186,016
Asia Pacific	38,074	45,080	4,643	4,296	-	-	42,717	49,376
Total net sales	$257,527	$273,581	$372,040	$250,440	$39,184	$42,788	$668,751	$566,809

(1)	Company sales based on geographic location are where the sale originates not where the customer is located.

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

Contract Balances

The Company had no material contract assets, contract liabilities or capitalized contract acquisition costs as of September 30, 2022 and December 31, 2021.

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

	September 30,	December 31,
	2022	2021
Raw materials	$123,052	$107,034
Work-in-progress	6,206	9,755
Finished goods	21,446	21,326
Total inventories, net	$150,704	$138,115

Inventory valued using the FIFO method was $138,882 and $127,939 at September 30, 2022 and December 31, 2021, respectively. Inventory valued using the average cost method was $11,822 and $10,176 at September 30, 2022 and December 31, 2021, respectively.

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

Derivative Instruments and Hedging Activities

On September 30, 2022, the Company had open Mexican peso-denominated foreign currency forward contracts. The Company used foreign currency forward contracts solely for hedging and not for speculative purposes during 2022 and 2021. Management believes that its use of these instruments to reduce risk is in the Company’s best interest. The counterparties to these financial instruments are financial institutions with investment grade credit ratings.

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

Net Investment Hedges

During 2021, the Company entered into two cross-currency swaps, designated as net investment hedges, with notional values of $25,000 each that were scheduled to mature in August 2026 and August 2028. These swaps hedged a portion of the net investment in a certain euro-denominated subsidiary. As a result of favorable market conditions, on May 5, 2022, the Company unwound the two net investment hedges for a net gain of $3,716, which was recognized on the Company’s condensed consolidated statement of operations as a component of other expense, net. The cash received from the settlement of these swaps of $3,820 was classified in investing activities in the condensed consolidated statement of cash flows for the nine months ended September 30, 2022.

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

In certain instances, the foreign currency forward contracts may not qualify for hedge accounting or are not designated as hedges and, therefore, are marked-to-market with gains and losses recognized in the Company’s condensed consolidated statements of operations as a component of other expense, net. At September 30, 2022, all of the Company’s foreign currency forward contracts were designated as cash flow hedges.

The Company’s foreign currency forward contracts offset a portion of the gains and losses on the underlying foreign currency denominated transactions as follows:

Mexican peso-denominated Foreign Currency Forward Contracts – Cash Flow Hedges

The Company holds Mexican peso-denominated foreign currency forward contracts with a notional amount at September 30, 2022 of $5,167 which expire ratably on a monthly basis from October 2022 to December 2022. The notional amount at December 31, 2021 related to Mexican peso-denominated foreign currency forward contracts was $23,923.

The Company evaluated the effectiveness of the Mexican peso and U.S. dollar-denominated forward contracts held as of September 30, 2022 and concluded that the hedges were highly effective.

Interest Rate Risk

Interest Rate Risk – Cash Flow Hedge

On February 18, 2020, the Company entered into a floating-to-fixed interest rate swap agreement (the “Interest Rate Swap”) with a notional amount of $50,000 to hedge its’ exposure to interest payment fluctuations on a portion of its Credit Facility borrowings. The Interest Rate Swap was designated as a cash flow hedge of the variable interest rate obligation under the Company's Credit Facility that has a current balance of $165,695 at September 30, 2022. Accordingly, the change in fair value of the Interest Rate Swap is recognized in accumulated other comprehensive loss. The Interest Rate Swap agreement requires monthly settlements on the same days that the Credit Facility interest payments are due and has a maturity date of March 10, 2023, which is prior to the Credit Facility maturity date of June 4, 2024. Under the Interest Rate Swap terms, the Company pays a fixed interest rate and receives a floating interest rate based on the one-month LIBOR, with a floor. The critical terms of the Interest Rate Swap are aligned with the terms of the Credit Facility, resulting in no hedge ineffectiveness. The difference between amounts to be received and paid under the Interest Rate Swap is recognized as a component of interest expense, net on the condensed consolidated statements of operations. The Interest Rate Swap settlements reduced interest expense, net by $100 and increased interest expense, net by $165 for the three months ended September 30, 2022 and 2021, respectively. The Interest Rate Swap settlements increased interest expense, net by $133 and $486 for the nine months ended September 30, 2022 and 2021, respectively.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

The notional amounts and fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

			Prepaid expenses		Accrued expenses and
	Notional amounts (A)		and other current assets		other current liabilities
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2022	2021	2022	2021	2022	2021
Derivatives designated as hedging instruments:
Cash flow hedges:
Forward currency contracts	$5,167	$23,923	$561	$730	$-	$-
Interest rate swap	$50,000	$50,000	$576	$-	$-	$503
Net investment hedges:
Cross-currency swaps	$-	$50,000	$-	$1,450	$-	$-
(A)	Notional amounts represent the gross contract of the derivatives outstanding in U.S. dollars.

Gross amounts recorded for the cash flow and net investment hedges in other comprehensive (loss) income and in net (loss) income for the three months ended September 30 were as follows:

			Gain (loss) reclassified from
	Gain (loss) recorded in other		other comprehensive (loss)
	comprehensive (loss) income		income into net (loss) income (A)
	2022	2021	2022	2021
Derivatives designated as cash flow hedges:
Forward currency contracts	$97	$(150)	$496	$155
Interest rate swap	$150	$(29)	$100	$(165)
Derivatives designated as net investment hedges:
Cross-currency swaps	$-	$573	$-	$-
(A)	Gains reclassified from other comprehensive (loss) income into net (loss) income recognized in selling, general and administrative expenses (“SG&A”) in the Company’s condensed consolidated statements of operations were $115 and $31 for the three months ended September 30, 2022 and 2021, respectively. Gains reclassified from other comprehensive (loss) income into net (loss) income recognized in cost of goods sold (“COGS”) in the Company’s condensed consolidated statements of operations were $381 and $124 for the three months ended September 30, 2022 and 2021, respectively. Gains (losses) reclassified from other comprehensive loss into net (loss) income recognized in interest expense, net in the Company’s condensed consolidated statements of operations were $100 and $(165) for the three months ended September 30, 2022 and 2021, respectively.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

Gross amounts recorded for the cash flow and net investment hedges in other comprehensive (loss) income and in net (loss) income for the nine months ended September 30 were as follows:

			Gain (loss) reclassified from
	Gain (loss) recorded in other		other comprehensive (loss)
	comprehensive (loss) income		income into net (loss) income (A)
	2022	2021	2022	2021
Derivatives designated as cash flow hedges:
Forward currency contracts	$1,084	$154	$1,253	$457
Interest rate swap	$946	$(27)	$(133)	$(486)
Derivatives designated as net investment hedges:
Cross-currency swaps	$2,328	$573	$3,598	$-
(A)	Gains reclassified from other comprehensive (loss) income into net (loss) income recognized in SG&A in the Company’s condensed consolidated statements of operations were $266 and $120 for the nine months ended September 30, 2022 and 2021, respectively. Gains reclassified from other comprehensive (loss) income into net (loss) income recognized in COGS in the Company’s condensed consolidated statements of operations were $987 and $337 for the nine months ended September 30, 2022 and 2021, respectively. Losses reclassified from other comprehensive (loss) income into net (loss) income recognized in interest expense, net in the Company’s condensed consolidated statements of operations were $133 and $486 for the nine months ended September 30, 2022 and 2021, respectively. Gains reclassified from other comprehensive (loss) income into net (loss) income recognized in other income (expense), net in the Company’s condensed consolidated statements of operations were $3,598 for the nine months ended September 30, 2022.

For the nine months ended September 30, 2022, the total net gains on the foreign currency contract cash flow hedges of $561 are expected to be included in COGS and SG&A within the next 12 months. Of the total net gains on the Interest Rate Swap cash flow hedge, $576 of gains are expected to be included in interest expense, net within the next 12 months.

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

				September 30,	December 31,
		2022			2021
		Fair values estimated using
	Fair	Level 1	Level 2	Level 3	Fair
	value	inputs	inputs	inputs	value
Financial assets carried at fair value:
Forward currency contract	$561	$-	$561	$-	$730
Cross-currency swaps	-	-	-	-	1,450
Interest rate swap	576	-	576	-	-
Total financial assets carried at fair value	$1,137	$-	$1,137	$-	$2,180

Financial liabilities carried at fair value:
Interest rate swap	$-	$-	$-	$-	$503
Earn-out consideration	-	-	-	-	7,351
Total financial liabilities carried at fair value	$-	$-	$-	$-	$7,854

The following table sets forth a summary of the change in fair value of the Company’s Level 3 financial liabilities related to earn-out consideration that are measured at fair value on a recurring basis.

	Stoneridge Brazil
	2022	2021
Balance at January 1	$7,351	$5,813
Change in fair value	-	1,215
Foreign currency adjustments	921	236
Earn-out consideration cash payment	(8,272)	-
Balance at September 30	$-	$7,264

The Company was required to pay the Stoneridge Brazil earn-out consideration based on Stoneridge Brazil’s financial performance in 2021. The fair value of the Stoneridge Brazil earn-out consideration was based on earnings before interest, taxes, depreciation and amortization (“EBITDA”) in 2021. The Stoneridge Brazil earn-out consideration obligation was recorded within accrued expenses and other current liabilities in the condensed consolidated balance sheets as of December 31, 2021. The earn-out consideration obligation of $8,272 was paid in April 2022 and recorded in the condensed consolidated statement of cash flows within operating and financing activities in the amounts of $1,996 and $6,276, respectively, for the nine months ended September 30, 2022.

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

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the nine months ended September 30, 2022.

(6) Share-Based Compensation

Compensation expense for share-based compensation arrangements, which is recognized in the condensed consolidated statements of operations as a component of SG&A expenses, was $1,587 and $1,924 for the three months ended September 30, 2022 and 2021, respectively. Compensation expense for share-based compensation arrangements was $4,421 and $4,685 for the nine months ended September 30, 2022 and 2021, respectively.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

(7) Debt

Debt consisted of the following at September 30, 2022 and December 31, 2021:

	September 30,	December 31,	Interest rates at
	2022	2021	September 30, 2022	Maturity
Revolving Credit Facility
Credit Facility	$165,695	$163,957	4.93%	June 2024

Debt
Sweden short-term credit line	14	2,099	4.25%	October 2022
Suzhou short-term credit line	2,812	3,149	3.70% - 4.00%	October 2022 - June 2023
Total debt	2,826	5,248
Less: current portion	(2,826)	(5,248)
Total long-term debt, net	$-	$-

Revolving Credit Facility

On June 5, 2019, the Company entered into the Fourth Amended and Restated Credit Agreement (the “Credit Facility”). The Credit Facility provided for a $400,000 senior secured revolving credit facility (which, as described below in the discussion of Amendment No. 3 to the Credit Facility was amended to be a $300,000 credit commitment) and it replaced and superseded the Third Amended and Restated Credit Agreement that provided for a $300,000 revolving credit facility. The Credit Facility had an accordion feature which allowed the Company to increase the availability by up to $150,000 upon the satisfaction of certain conditions and includes a letter of credit subfacility, swing line subfacility and multicurrency subfacility. The Credit Facility has a termination date of June 5, 2024. Borrowings under the Credit Facility bear interest at either the Base Rate or the LIBOR rate, at the Company’s option, plus the applicable margin as set forth in the Credit Facility. The Credit Facility contains certain financial covenants that require the Company to maintain less than a maximum leverage ratio and more than a minimum interest coverage ratio.

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

Amendment No. 1 changed the leverage based LIBOR pricing grid through the maturity date of the Credit Facility and also provides for a LIBOR floor of 50 basis points on outstanding borrowings excluding any Specified Hedge Borrowings (as defined) which remain subject to a LIBOR floor of 0 basis points. As of September 30, 2022, Specified Hedge Borrowings were $50,000.

The Company capitalized $1,086 of deferred financing costs as a result of entering into Amendment No. 1.

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

Due to the ongoing impacts of the COVID-19 pandemic and supply chain disruptions on the Company’s end-markets and the resulting financial impacts on the Company, on February 28, 2022, the Company entered into Amendment No. 3 to the Fourth Amended and Restated Credit Agreement (“Amendment No. 3”). Amendment No. 3 reduces the total revolving credit commitments from $400.0 million to $300.0 million and the maximum permitted amount of swing loans from $40.0 million to $30.0 million. Amendment No. 3 provides for certain financial covenant relief and additional covenant restrictions during the “Specified Period” (the period from February 28, 2022 until the date that the Company delivers a compliance certificate for the quarter ending March 31, 2023 in form and substance satisfactory to the administrative agent). During the Specified Period:

●	the maximum net leverage ratio was changed to 4.00 to 1.00 for the year ended December 31, 2021, suspended for the quarters ending March 31, 2022 through September 30, 2022 and cannot exceed 4.75 to 1.00 for the quarter ended December 31, 2022 or 3.50 to 1.00 for the quarter ended March 31, 2023;
●	the minimum interest coverage ratio of 3.50 was reduced to 2.50 for the quarter ended March 31, 2022, 2.25 for the quarter ended June 30, 2022 and 3.00 for the quarters ended September 30, 2022 and December 31, 2022;
●	an additional condition to drawing on the Credit Facility has been added that restricts borrowings if the Company’s total of 100% of domestic and 65% of foreign cash and cash equivalents exceeds $70.0 million;
●	there are certain additional restrictions on Restricted Payments (as defined); and
●	a Permitted Acquisition (as defined) may not be consummated unless the net leverage ratio is below 3.50x during the Specified Period.

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

The Company capitalized $484 of deferred financing costs as a result of entering into Amendment No. 3. In connection with Amendment No. 3, the Company wrote off a portion of the previously recorded deferred financing costs of $365 in interest expense, net during the nine months ended September 30, 2022.

Borrowings outstanding on the Credit Facility were $165,695 and $163,957 at September 30, 2022 and December 31, 2021, respectively.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

As a result of Amendment No. 3, the Company was in compliance with all credit facility covenants at September 30, 2022 and December 31, 2021.

The Company also has outstanding letters of credit of $1,698 at both September 30, 2022 and December 31, 2021.

Debt

The Company’s wholly-owned subsidiary located in Stockholm, Sweden, has an overdraft credit line which allows overdrafts on the subsidiary’s bank account up to a daily maximum level of 20,000 Swedish krona, or $1,807 and $2,213, at September 30, 2022 and December 31, 2021, respectively. At September 30, 2022 there was 163 Swedish krona, or $14 outstanding on this overdraft credit line. At December 31, 2021 there was 18,973 Swedish krona, or $2,099, outstanding on this overdraft credit line. During the nine months ended September 30, 2022, the subsidiary borrowed 289,972 Swedish krona, or $26,204, and repaid 308,783 Swedish krona, or $27,904.

The Company’s wholly-owned subsidiary located in Suzhou, China (the “Suzhou subsidiary”), has lines of credit (the “Suzhou credit line”) which allow up to a maximum borrowing level of 20,000 Chinese yuan, or $2,812 at September 30, 2022 and 50,000 Chinese yuan, or $7,871 at December 31, 2021. At September 30, 2022 and December 31, 2021 there was $2,812 and $3,149, respectively, in borrowings outstanding on the Suzhou credit line with weighted-average interest rates of 3.85% and 4.15% at September 30, 2022 and December 31, 2021, respectively. The Suzhou credit line is included on the condensed consolidated balance sheet within current portion of debt. In addition, the Suzhou subsidiary has a bank acceptance draft line of credit which facilitates the extension of trade payable payment terms by 180 days. The bank acceptance draft line of credit allows up to a maximum borrowing level of 60,000 Chinese yuan, or $8,435 at September 30, 2022 and 15,000 Chinese yuan, or $2,361 at December 31, 2021. There was $1,727 utilized on the Suzhou bank acceptance draft line of credit at September 30, 2022 and $2,182 utilized at December 31, 2021. The Suzhou bank acceptance draft line of credit is included on the condensed consolidated balance sheet within accounts payable.

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

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

(9)  Earnings (Loss) Per Share

Basic earnings (loss) per share was computed by dividing net income (loss) by the weighted-average number of Common Shares outstanding for each respective period. Diluted earnings per share was calculated by dividing net income by the weighted-average of all potentially dilutive Common Shares that were outstanding during the periods presented. However, for all periods in which the Company recognized a net loss, the Company did not recognize the effect of the potential dilutive securities as their inclusion would be anti-dilutive. Potential dilutive shares of 217,711 for the nine months ended September 30, 2022 were excluded from diluted loss per share because the effect would be anti-dilutive. Potential dilutive shares of 239,254 for the three months ended September 30, 2021 were excluded from diluted loss per share because the effect would be anti-dilutive.

Weighted-average Common Shares outstanding used in calculating basic and diluted earnings per share were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Basic weighted-average Common Shares outstanding	27,280,883	27,147,150	27,249,500	27,100,484
Effect of dilutive shares	243,557	-	-	331,034
Diluted weighted-average Common Shares outstanding	27,524,440	27,147,150	27,249,500	27,431,518

There were 770,939 and 591,256 performance-based right to receive Common Shares outstanding at September 30, 2022 and 2021, respectively. The right to receive Common Shares are included in the computation of diluted earnings per share based on the number of Common Shares that would be issuable if the end of the quarter were the end of the contingency period.

(10)  Accumulated Other Comprehensive (Loss) Income

Changes in accumulated other comprehensive (loss) income for the three months ended September 30, 2022 and 2021 were as follows:

	Foreign	Unrealized
	currency	gain (loss)
	translation	on derivatives	Total
Balance at July 1, 2022	$(108,754)	$1,174	$(107,580)
Other comprehensive (loss) income before reclassifications	(10,348)	195	(10,153)
Amounts reclassified from accumulated other comprehensive loss	-	(471)	(471)
Net other comprehensive loss, net of tax	(10,348)	(276)	(10,624)
Balance at September 30, 2022	$(119,102)	$898	$(118,204)

Balance at July 1, 2021	$(92,401)	$(583)	$(92,984)
Other comprehensive loss before reclassifications	(7,100)	(141)	(7,241)
Amounts reclassified from accumulated other comprehensive loss	-	8	8
Net other comprehensive loss, net of tax	(7,100)	(133)	(7,233)
Balance at September 30, 2021	$(99,501)	$(716)	$(100,217)

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

Changes in accumulated other comprehensive (loss) income for the nine months ended September 30, 2022 and 2021 were as follows:

	Foreign	Unrealized
	currency	gain (loss)
	translation	on derivatives	Total
Balance at January 1, 2022	$(97,203)	$179	$(97,024)
Other comprehensive (loss) income before reclassifications	(19,057)	1,604	(17,453)
Amounts reclassified from accumulated other comprehensive loss	(2,842)	(885)	(3,727)
Net other comprehensive (loss) income, net of tax	(21,899)	719	(21,180)
Balance at September 30, 2022	$(119,102)	$898	$(118,204)

Balance at January 1, 2021	$(88,795)	$(840)	$(89,635)
Other comprehensive (loss) income before reclassifications	(10,706)	100	(10,606)
Amounts reclassified from accumulated other comprehensive loss	-	24	24
Net other comprehensive (loss) income, net of tax	(10,706)	124	(10,582)
Balance at September 30, 2021	$(99,501)	$(716)	$(100,217)

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

As a result of environmental studies performed at the Company’s former facility located in Sarasota, Florida, the Company became aware of soil and groundwater contamination at the site and engaged an environmental engineering consultant to develop a remediation and monitoring plan for the site. Soil remediation at the site was completed during the year ended December 31, 2010. A remedial action plan was approved by the Florida Department of Environmental Protection and groundwater remediation began in the fourth quarter of 2015. During the three months ended September 30, 2022 and 2021, the Company recognized no expense related to groundwater remediation. During the nine months ended September 30, 2022 and 2021, the Company recognized expense of $0 and $407, respectively, related to groundwater remediation. At September 30, 2022 and December 31, 2021, the Company accrued $292 and $391, respectively, related to expected future remediation costs. At September 30, 2022 and December 31, 2021, $178 and $216, respectively, were recorded as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheets while the remaining amounts as of September 30, 2022 and December 31, 2021 were recorded as a component of other long-term liabilities. Costs associated with the recorded liability will be incurred to complete the groundwater remediation and monitoring. The recorded liability is based on assumptions in the remedial action plan as well as estimates for future remediation activities. Although the Company sold the Sarasota facility and related property in December 2011, the liability to remediate the site contamination remains the responsibility of the Company. Due to the ongoing site remediation, the Company is currently required to maintain a $1,489 letter of credit for the benefit of the buyer.

The Company’s Stoneridge Brazil subsidiary has civil, labor and other tax contingencies (excluding income tax) for which the likelihood of loss is deemed to be reasonably possible, but not probable, by the Company’s legal advisors in Brazil. As a result, no provision has been recorded with respect to these contingencies, which amounted to R$40,817 ($7,549) and R$46,530 ($8,338) at September 30, 2022 and December 31, 2021, respectively. An unfavorable outcome on these contingencies could result in significant cost to the Company and adversely affect its results of operations.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

On August 12, 2020, the Brazilian Administrative Counsel for Economic Defense (“CADE”) issued a ruling against Stoneridge Brazil for abuse of dominance and market foreclosure through its prior use of exclusivity provisions in agreements with its distributors. The CADE tribunal imposed a R$7,995 ($1,479) fine which is included in the reasonably possible contingencies noted above. The Company is challenging this ruling in Brazilian federal court to reverse this decision by the CADE tribunal.

Product Warranty and Recall

Amounts accrued for product warranty and recall claims are established based on the Company’s best estimate of the amounts necessary to settle existing and future claims on products sold as of the balance sheet dates. These accruals are based on several factors including past experience, production changes, industry developments and various other considerations. Our estimate is based on historical trends of units sold and claim payment amounts, combined with our current understanding of the status of existing claims and discussions with our customers. The key factors in our estimate are the stated or implied warranty period, the customer source, customer policy decisions regarding warranties and customers seeking to hold the Company responsible for their product warranties. The Company can provide no assurances that it will not experience material claims or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued. The current portion of the product warranty and recall reserve is included as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets. Product warranty and recall included $3,689 and $3,094 of a long-term liability at September 30, 2022 and December 31, 2021, respectively, which is included as a component of other long-term liabilities on the condensed consolidated balance sheets.

The following provides a reconciliation of changes in product warranty and recall liability:

Nine months ended September 30,	2022	2021
Product warranty and recall at beginning of period	$9,846	$12,691
Accruals for warranties established during period	7,395	5,125
Aggregate changes in pre-existing liabilities due to claim developments	1,158	49
Settlements made during the period	(5,762)	(7,990)
Foreign currency translation	(934)	(317)
Product warranty and recall at end of period	$11,703	$9,558

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

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

As a result of the PM sensor restructuring actions, the Company recognized expense of $675 for the three months ended September 30, 2021 for non-cash fixed asset charges, including impairment and accelerated depreciation of PM sensor related fixed assets, employee severance and termination costs and other related costs. For the three months ended September 30, 2021 restructuring related costs of $605, $(31) and $101 were recognized in COGS, SG&A and D&D, respectively. The Company recognized expense of $2,329 for the nine months ended September 30, 2021 for non-cash fixed asset charges, including impairment and accelerated depreciation of PM sensor related fixed assets, employee severance and termination costs and other related costs. For the nine months ended September 30, 2021 restructuring related costs of $1,505, $642 and $182 were recognized in COGS, SG&A and D&D, respectively. The only remaining costs relate to potential commercial settlements and legal fees which we continue to negotiate. The estimated range of additional cost related to these settlements and fees is up to $4,200.

The expenses and liabilities for the exit of the PM sensor line that relate to the Control Devices reportable segment include the following:

	Accrual as of	2022 Charge	Utilization		Accrual as of
	January 1, 2022	to Expense	Cash	Non-Cash	September 30, 2022
Fixed asset impairment and accelerated depreciation	$-	$-	$-	$-	$-
Employee termination benefits	35	-	(35)	-	-
Other related costs	-	-	-	-	-
Total	$35	$-	$(35)	$-	$-

	Accrual as of	2021 Charge	Utilization		Accrual as of
	January 1, 2021	to Expense	Cash	Non-Cash	September 30, 2021
Fixed asset impairment and accelerated depreciation	$-	$188	$-	$(188)	$-
Employee termination benefits	-	139	(139)	-	-
Other related costs	-	2,002	(2,002)	-	-
Total	$-	$2,329	$(2,141)	$(188)	$-

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

As a result of the Canton Restructuring actions, the Company recognized expense of $13 for the nine months ended September 30, 2021 for employee termination costs and other restructuring related costs. For the nine months ended September 30, 2021 other restructuring related costs of $13 were recognized in D&D in the condensed consolidated statements of operations. We do not expect to incur additional costs related to the Canton Restructuring. Refer to Note 8 and Note 16 to the condensed consolidated financial statements for additional details regarding the third-party lease and sale, respectively, of the Canton facility.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

The expenses for the Canton Restructuring that relate to the Control Devices reportable segment include the following:

	Accrual as of	2022 Charge	Utilization		Accrual as of
	January 1, 2022	to Expense	Cash	Non-Cash	September 30, 2022
Employee termination benefits	$93	$-	$(93)	$-	$-
Other related costs	-	-	-	-	-
Total	$93	$-	$(93)	$-	$-

	Accrual as of	2021 Charge	Utilization		Accrual as of
	January 1, 2021	to Expense	Cash	Non-Cash	September 30, 2021
Employee termination benefits	$165	$-	$(25)	$-	$140
Other related costs	-	13	(13)	-	-
Total	$165	$13	$(38)	$-	$140

In the fourth quarter of 2018, the Company undertook restructuring actions for the Electronics segment affecting the European Aftermarket business and China operations. In the second quarter of 2020, the Company finalized plans to move its European Aftermarket sales activities in Dundee, Scotland to a new location which resulted in incurring contract termination costs as well as employee severance and termination costs. In addition, the Company announced a restructuring program to transfer the European production of its’ controls product line to China. As a result of these actions, the Company recognized expense of $36 for the three months ended September 30, 2021 for employee severance and termination costs and other related costs. Electronics segment restructuring costs recognized in COGS and SG&A in the condensed consolidated statement of operations for the three months ended September 30, 2021 were $34 and $2, respectively. The Company recognized expense of $256 for the nine months ended September 30, 2021 for employee severance and termination costs and other related costs. Electronics segment restructuring costs recognized in COGS, SG&A and D&D in the condensed consolidated statement of operations for the nine months ended September 30, 2021 were $37, $176 and $43, respectively. The Company does not expect to incur additional costs related to these Electronics segment restructuring actions.

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

Business realignment charges by reportable segment were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Control Devices (A)	$-	$-	$-	$192
Electronics (B)	-	(16)	-	(3)
Stoneridge Brazil (C)	64	-	98	59
Unallocated Corporate (D)	190	1,096	190	1,138
Total business realignment charges	$254	$1,080	$288	$1,386

(A)	Severance costs for the nine months ended September 30, 2021 related to SG&A were $192.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

(B)	Severance (benefit) costs for the three months ended September 30, 2021 related to COGS, SG&A and D&D were $1, $9 and $(26), respectively. Severance (benefit) costs for the nine months ended September 30, 2021 related to COGS, SG&A and D&D were $1, $(13) and $9, respectively.
(C)	Severance costs for the three and nine months ended September 30, 2022 related to SG&A were $64 and $98, respectively. Severance costs for the nine months ended September 30, 2021 related to COGS and SG&A were $7 and $52, respectively.
(D)	Severance costs for both the three and nine months ended September 30, 2022 related to SG&A were $190. Severance costs for the three and nine months ended September 30, 2021 related to SG&A were $1,096 and $1,138, respectively.

Business realignment charges classified by statement of operations line item were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Cost of goods sold	$-	$1	$-	$8
Selling, general and administrative	254	1,105	288	1,369
Design and development	-	(26)	-	9
Total business realignment charges	$254	$1,080	$288	$1,386

(13) Income Taxes

For interim tax reporting we estimate our annual effective tax rate and apply it to our year to date ordinary income. Tax jurisdictions with a projected or year to date loss for which a benefit cannot be realized are excluded.

For the three months ended September 30, 2022, income tax expense of $989 was attributable to the mix of earnings among tax jurisdictions as well as tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions offset by tax credits and incentives. The effective tax rate of 57.5% varies from the statutory rate primarily due to the impact of tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions, U.S. taxes on foreign earnings and non-deductible expenses offset by tax credits and incentives.

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

For the nine months ended September 30, 2022, income tax expense of $2,895 was attributable to the mix of earnings among tax jurisdictions as well as tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions. The effective tax rate of (25.4)% varies from the statutory rate primarily due to the impact of tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions.

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

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

A summary of financial information by reportable segment is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Net Sales:
Control Devices	$88,901	$87,618	$257,527	$273,581
Inter-segment sales	474	414	1,855	2,768
Control Devices net sales	89,375	88,032	259,382	276,349
Electronics	124,066	77,585	372,040	250,440
Inter-segment sales	5,948	6,319	21,027	19,527
Electronics net sales	130,014	83,904	393,067	269,967
Stoneridge Brazil	13,790	16,477	39,184	42,788
Inter-segment sales	22	-	22	-
Stoneridge Brazil net sales	13,812	16,477	39,206	42,788
Eliminations	(6,444)	(6,733)	(22,904)	(22,295)
Total net sales	$226,757	$181,680	$668,751	$566,809
Operating (Loss) Income:
Control Devices	$7,522	$2,899	$18,416	$50,129
Electronics	5,416	(5,113)	180	(7,793)
Stoneridge Brazil	908	909	2,370	112
Unallocated Corporate (A)	(7,983)	(7,623)	(24,015)	(22,633)
Total operating (loss) income	$5,863	$(8,928)	$(3,049)	$19,815
Depreciation and Amortization:
Control Devices	$3,325	$3,840	$10,291	$11,777
Electronics	3,372	3,102	10,495	8,970
Stoneridge Brazil	968	737	2,991	2,783
Unallocated Corporate	589	532	1,717	1,587
Total depreciation and amortization (B)	$8,254	$8,211	$25,494	$25,117
Interest Expense (Income), net:
Control Devices	$30	$122	$73	$362
Electronics	279	228	580	523
Stoneridge Brazil	(298)	(101)	(989)	(198)
Unallocated Corporate	1,834	1,198	5,184	4,386
Total interest expense, net	$1,845	$1,447	$4,848	$5,073
Capital Expenditures:
Control Devices	$3,536	$2,305	$9,297	$7,046
Electronics	2,293	3,353	7,052	7,264
Stoneridge Brazil	757	744	2,684	2,163
Unallocated Corporate(C)	(52)	249	649	947
Total capital expenditures	$6,534	$6,651	$19,682	$17,420

	September 30,	December 31,
	2022	2021
Total Assets:
Control Devices	$175,365	$181,968
Electronics	347,694	338,080
Stoneridge Brazil	60,907	59,100
Corporate (C)	419,709	438,175
Eliminations	(370,619)	(351,924)
Total assets	$633,056	$665,399

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

The following tables present net sales and long-term assets for each of the geographic areas in which the Company operates:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Net Sales:
North America	$117,010	$95,395	$330,480	$288,629
South America	13,790	16,477	39,184	42,788
Europe and Other	95,957	69,808	299,087	235,392
Total net sales	$226,757	$181,680	$668,751	$566,809

	September 30,	December 31,
	2022	2021
Long-term Assets:
North America	$92,722	$91,039
South America	31,106	30,272
Europe and Other	110,697	133,264
Total long-term assets	$234,525	$254,575
(A)	Unallocated Corporate expenses include, among other items, accounting/finance, human resources, information technology and legal costs as well as share-based compensation.
(B)	These amounts represent depreciation and amortization on property, plant and equipment and certain intangible assets.
(C)	Assets located at Corporate consist primarily of cash, intercompany loan receivables, fixed assets for the corporate headquarter building, leased assets, information technology assets, equity investments and investments in subsidiaries.

(15) Investments

Minda Stoneridge Instruments Ltd.

The Company had a 49% equity interest in Minda Stoneridge Instruments Ltd. (“MSIL”), a company based in India that manufactures electronics, instrumentation equipment and sensors primarily for the motorcycle, commercial vehicle and automotive markets. The Company sold its investment in MSIL on December 30, 2021. The investment was accounted for under the equity method of accounting. Equity in earnings of MSIL included in the condensed consolidated statements of operations was $408 and $1,320 for the three and nine months ended September 30, 2021, respectively.

PST Eletrônica Ltda.

The Company had a 74% controlling interest in Stoneridge Brazil from December 31, 2011 through May 15, 2017. On May 16, 2017, the Company acquired the remaining 26% noncontrolling interest in Stoneridge Brazil. As part of the acquisition agreement, the Company was required to pay additional earn-out consideration based on Stoneridge Brazil’s financial performance in 2021. The final earn-out consideration of $8,272 was paid on April 29, 2022. See Note 5 for the fair value and foreign currency adjustments of the earn-out consideration in prior periods.

STONERIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data, unless otherwise stated)

(Unaudited)

Other Investments

In December 2018, the Company entered into an agreement to make a $10,000 investment in a fund (“Autotech Fund II”) managed by Autotech Ventures (“Autotech”), a venture capital firm focused on ground transportation technology which is accounted for under the equity method of accounting. The Company’s $10,000 investment in the Autotech Fund II will be contributed over the expected ten-year life of the fund. The Company contributed $250 and $700 to Autotech Fund II during the three and nine months ended September 30, 2022, respectively. The Company contributed $2,600 to and received $251 in distributions from Autotech Fund II during the nine months ended September 30, 2021. The Company has a 6.4% interest in Autotech Fund II. The Company recognized earnings of $34 and $176 during the three months ended September 30, 2022 and 2021, respectively. The Company recognized a loss of $424 and earnings of $374 during the nine months ended September 30, 2022 and 2021, respectively. The Autotech Fund II investment recorded in investments and other long-term assets in the condensed consolidated balance sheets was $8,793 and $8,517 as of September 30, 2022 and December 31, 2021, respectively.

(16) Disposals

Disposal of Particulate Matter Sensor Business

On March 8, 2021, the Company entered into an Asset Purchase Agreement (the “APA”) by and among the Company, the Company’s wholly owned subsidiary, Stoneridge Electronics AS, as the Sellers, and Standard Motor Products, Inc. (“SMP”) and SMP Poland SP Z O.O., as the Buyers. Pursuant to the APA the Company agreed to sell to the Buyers the Company’s assets located in Lexington, Ohio and Tallinn, Estonia related to the manufacturing of particulate matter sensor products and related service part operations (together, the “PM sensor business”). In the past, the Company has sometimes referred to the PM sensor assets as the Company’s soot sensing business. The Buyers did not acquire any of the Company’s locations or employees. The purchase price for the sale of the PM sensor assets was $4,000 (subject to a post-closing inventory adjustment which was a payment to SMP of $1,133) plus the assumption of certain liabilities. The purchase price was allocated among PM sensor product lines, Gen 1 and Gen 2 as defined under the APA. The purchase price allocated to Gen 1 fixed assets and inventory and Gen 2 fixed assets was $3,214 and $786, respectively. The sale of the Gen 2 assets occurred during November 2021, upon completion of the Company’s supply commitments to certain customers. The Company and SMP also entered into certain ancillary agreements, including a contract manufacturing agreement, a transitional services agreement, and a supply agreement, pursuant to which the Company provided and was compensated for certain manufacturing, transitional, administrative and support services to SMP on a short-term basis.

On March 8, 2021 the Company’s Control Devices segment recognized net sales and cost of goods sold of $971 and $898, respectively, for the one-time sale of Gen 1 inventory and a gain on disposal of $740 for the sale of Gen 1 fixed assets less transaction costs of $60 within SG&A during the three months ended March 31, 2021.

Pursuant to the contract manufacturing agreement, the Company produced and sold PM sensor Gen 1 finished goods inventory to SMP for net sales of $3,228 in the three months ended September 30, 2021. In addition, the Company received $228 for services provided pursuant to the transition services agreement which were recognized as a reduction in SG&A for the three months ended September 30, 2021. Pursuant to the contract manufacturing agreement, the Company produced and sold PM sensor Gen 1 finished goods inventory to SMP for net sales of $6,298 in the nine months ended September 30, 2021. The Company received $82 and $293 for the three and nine months ended September 30, 2022, respectively, and $564 for the nine months ended September 30, 2021, for services provided pursuant to the transition services agreement which were recognized as a reduction in SG&A.

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

The adverse effects of the supply chain disruptions, geopolitical conflicts and COVID-19 have resulted in higher material cost inflation, delays in procuring raw materials and component parts, especially electronic components, production volume uncertainty and volatile currency markets. We are working closely with our suppliers and customers to minimize any potential adverse impacts, and we continue to closely monitor the availability of semiconductor microchips and other component parts and raw materials, customer vehicle production schedules and any other supply chain inefficiencies that may arise, due to these or any other issues. During the third quarter of 2022, the Company recognized $12.8 million of cost recoveries related to spot buys of materials purchased from electronic component brokers for our customers and $7.4 million of negotiated price increases to offset material cost inflation.

In the third quarter of 2022, vehicle volumes began to increase in our key served markets as supply chain disruptions moderated. These volumes are expected to continue to improve in the fourth quarter of 2022 due to a combination of higher consumer demand and historically low OEM inventory levels. Although ongoing supply chain disruptions including semiconductor shortages have moderated, we expect that these factors will continue to negatively affect vehicle production volumes. The magnitude of the adverse impact on our financial condition, results of operations and cash flows depends on the evolution of the semiconductor supply shortage, vehicle production schedules, supply chain impacts, material cost inflation and adverse fluctuations in foreign currencies.

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

Third Quarter Overview

During the third quarter of 2022, we benefited from both increased volumes in our European and North American commercial, European off-highway and North American automotive markets due to improvements in material availability, customer production schedules and end market demand. We continue to benefit from the negotiated pricing actions previously agreed to with the majority of our customers which offset a portion of the incremental material and supply chain related costs we have continued to incur. The Company continues to work with our customers to preserve gross margin through price increases aligned with current market conditions and is executing on initiatives to reduce supply chain related costs and improve working capital. In the third quarter of 2022, we experienced some moderation of commercial and operational challenges including material availability, rising material costs, adverse fluctuations in foreign exchange and volatility in customer production schedules. While these challenges continue, we are focusing on our long-term growth initiatives that we expect will drive profitable growth in 2023 and beyond. We continue to address the variables that we are able to control and focus on mitigating the impact of externalities to our business.

The Company had net income of $0.7 million, or $0.03 per diluted share, for the three months ended September 30, 2022.

Net income for the quarter ended September 30, 2022 increased by $11.1 million, or $0.41 per diluted share, from net loss of $10.4 million, or $(0.38) per diluted share, for the three months ended September 30, 2021. Net income increased primarily due to additional contribution from higher net sales. Net sales increased by $45.1 million, or 24.8%, primarily from higher volumes as well as favorable customer pricing for recoveries of electronic component spot buy purchases in our Electronics segment and negotiated price increases in both our Electronics and Control Devices segments. During the third quarter, the overall transportation industry continued to be challenged by on-going supply chain disruptions including electronic component shortages even though these conditions have improved relative to prior quarters.

Our Control Devices segment net sales increased by 1.5% compared to the third quarter of 2021 primarily as a result of negotiated price increases and higher North American automotive volumes including production ramp-up of new products offset by the decrease in our European markets due to our exit of the PM sensor business as well as lower North American commercial vehicle volumes. Segment gross margin increased due to negotiated price increases and lower overhead including the favorable impact from the PM sensor business exit. Segment operating income increased due to higher gross margin.

Our Electronics segment net sales increased by 59.9% compared to the third quarter of 2021 primarily due to increased sales volumes in our European commercial, North American commercial and European off-highway vehicle markets, favorable customer recoveries of semiconductor spot buy purchases, negotiated price increases and launch of new products. Segment gross margin as a percent of sales decreased slightly primarily due to increased material costs associated with supply chain disruptions including unreimbursed spot purchases of electronic components, adverse foreign exchange fluctuations and inflation offsetting higher contribution from increased sales levels and the favorable impact of negotiated price increases. Operating income for the segment increased compared to the third quarter of 2021 primarily due to higher contribution from increased sales.

Our Stoneridge Brazil segment net sales decreased by 16.3% compared to the third quarter of 2021 primarily due to lower sales demand in most of our product lines offset by slightly higher sales of tracking devices and monitoring services. Segment gross margin increased slightly from the favorable mix of higher monitoring services. Operating income remained consistent with 2021.

In the third quarter of 2022, SG&A expenses decreased by $1.0 million compared to the third quarter of 2021 primarily due to lower business realignment costs of $0.8 million and favorable indirect taxes offset by higher incentive compensation.

In the third quarter of 2022, D&D costs remained consistent with the prior year third quarter as higher spending in our Control Devices and Electronics segments was offset by higher customer reimbursements of $2.2 million in our Electronics segment.

At September 30, 2022 and December 31, 2021, we had cash and cash equivalents balances of $32.3 million and $85.5 million, respectively, and we had $165.7 million and $164.0 million, respectively, in borrowings outstanding on the Credit Facility. The 2022 decrease in cash and cash equivalents was to support higher working capital levels, specifically inventory as a result of supply chain disruptions and expectations for increased production and accounts receivable from higher sales levels, capital expenditures to support product launches and the payment of the Stoneridge Brazil earn-out.

Outlook

The Company believes that focusing on products that address industry megatrends will have a positive effect on both our top-line growth and underlying margins. For example, Stoneridge is aligned with platforms likely to perform well against overall market dynamics including our content on electrified vehicle platforms.

Beginning in the first quarter of 2020, COVID-19 caused worldwide adverse economic conditions and uncertainty in our served markets. Since the first quarter of 2021, we have been experiencing supply chain related disruptions, due to a worldwide semiconductor shortage, as well as other material availability constraints which continue and have resulted in longer lead-times, higher costs and delays in procuring other component parts and raw materials. Although material cost challenges are moderating, the Company expects to experience ongoing impacts from supply chain disruptions, material cost inflation and COVID-19, which will continue to put pressure on margins. In order to recover these higher costs, we have negotiated and expect to continue to negotiate price increases and cost recoveries with our customers and implement supply chain strategies to help mitigate future costs. During the third quarter of 2022, we began to see the impacts of improving material availability on net sales which drove improved gross margin.

Based on IHS Markit production forecast, the North American automotive market is expected to increase to 14.5 million units in 2022 from 13.0 million units in 2021 as the market continues to recover from supply chain disruptions and COVID-19. The Company expects sales volumes in our Control Devices segment to increase from 2021 based on fourth quarter production forecasts and market conditions as well as the ramp-up of actuation program launches. However, global supply chain disruptions, including the global semiconductor supply shortage, material cost inflation and COVID-19 could adversely impact our sales volumes and gross margin for the remainder of 2022.

For 2022, we expect an increase in our Electronics’ segment sales compared to 2021 primarily due to the increase in production volume forecasts in our European and North American commercial markets, strong demand for our products in our off-highway and commercial vehicle end-markets as well as the ramp up of new program launches in 2022. In addition, we expect increased sales from the launch of our first MirrorEye camera-based vision system for OEM applications as well as the continued roll out of MirrorEye in the retrofit markets. MirrorEye system take-rates continue to exceed prior expectations and customer production forecasts suggest these take-rates could continue to rise significantly as material becomes more readily available and customer truck production continues to shift to new models. Customer recoveries related to spot buys of materials purchased for our customers increased net sales by $12.8 million in the third quarter of 2022. Spot buy material purchasing activity, which is recognized as revenue and material costs, was mostly passed through to the customer and was driven by electronic component shortages. The Company expects continued spot buy activity for the remainder of 2022 but cannot predict the duration or magnitude of continued spot buy activity due to volatile supply chains and component availability. We expect to continue to offset a significant majority of spot buy related costs going forward and expect continued reduction in overall spot buy costs in the fourth quarter of 2022. In addition, customer negotiated price increases also increased sales during the third quarter, which will continue to favorably impact sales for the remainder of the year.

In 2021 and continuing throughout 2022, our D&D spend increased to support near term launches of awarded business in both our Control Devices and Electronics segments. We expect that our D&D spending will stabilize as we continue to align our global engineering capabilities in order to develop advanced technologies and systems within our portfolio of products and recognize increased levels of customer reimbursement to support specific programs and products.

Our 2022 Stoneridge Brazil segment revenues decreased compared to the prior year due to lower sales of most of our product lines offset by favorable foreign currency translation and slightly higher sales of tracking devices and monitoring services. In October 2022, the International Monetary Fund forecasted the Brazil gross domestic product to grow 2.8% in 2022 and 1.0% in 2023. We expect our served market channels to remain stable based on current market conditions. Our financial performance in our Stoneridge Brazil segment is also subject to uncertainty from movements in the Brazilian Real and Argentina Peso foreign currencies.

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

We continued to effectively offset a significant portion of incremental material and supply chain related costs through pricing and supply chain actions resulting in cost pass-throughs and the recovery of both current and historical costs in the quarter. While incremental material costs have started to moderate, we expect material cost inflation to persist for the remainder of the year and into 2023. We will continue to evaluate macroeconomic conditions and expect ongoing discussions with our customers regarding price increases and other cost recovery actions to help continue to improve our margin performance.

As a result of these supply chain disruptions and production schedule volatilities, our working capital balances, specifically inventory, have increased significantly compared to historical levels. We continue to support initiatives to reduce on hand inventory by refining our procurement process which we expect will improve liquidity.

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

On May 19, 2020, the Company committed to the strategic exit of its Control Devices particulate matter sensor product line (“PM Sensor Exit”). The decision to exit the PM sensor product line was made after the consideration of the decline in the market outlook for diesel passenger vehicles, the current and expected profitability of the product line and the Company’s strategic focus on aligning resources with the greatest opportunities. The costs for the PM Sensor Exit included employee severance and termination costs, contract termination costs, professional fees and other related costs such as potential commercial and supplier settlements. Non-cash charges included impairment of fixed assets and accelerated depreciation associated with PM sensor production. We did not recognize any expense as a result of these actions during the three months ended September 30, 2022 and we recognized $0.7 million of expense as a result of this initiative during the three months ended September 30, 2021. The only remaining costs relate to potential commercial settlements and legal fees which we continue to negotiate. The estimated additional cost related to these settlements and fees is up to $4.2 million.

We regularly evaluate the performance of our businesses and their cost structures, including personnel, and make necessary changes thereto in order to optimize our results. We also evaluate the required skill sets of our personnel and periodically make strategic changes. As a consequence of these actions, we incur severance related costs which we refer to as business realignment charges. Business realignment costs of $0.3 million and $1.1 million were incurred in the three months ended September 30, 2022 and 2021, respectively. Business realignment costs of $0.3 million and $1.4 million were incurred in the nine months ended September 30, 2022 and 2021, respectively.

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

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

					Dollar
					increase /
Three months ended September 30,	2022		2021		(decrease)
Net sales	$226,757	100.0%	$181,680	100.0%	$45,077
Costs and expenses:
Cost of goods sold	177,317	78.2	145,680	80.2	31,637
Selling, general and administrative	27,444	12.1	28,481	15.7	(1,037)
Design and development	16,133	7.1	16,447	9.1	(314)
Operating income (loss)	5,863	2.6	(8,928)	(5.0)	14,791
Interest expense, net	1,845	0.8	1,447	0.8	398
Equity in earnings of investee	(34)	-	(584)	(0.2)	550
Other expense, net	2,332	1.0	41	-	2,291
Income (loss) before income taxes	1,720	0.8	(9,832)	(5.6)	11,552
Provision for income taxes	989	0.4	526	0.3	463
Net income (loss)	$731	0.4%	$(10,358)	(5.9)%	$11,089

Net Sales. Net sales for our reportable segments, excluding inter-segment sales, are summarized in the following table (in thousands):

					Dollar	Percent
					increase	increase
Three months ended September 30,	2022		2021		(decrease)	(decrease)
Control Devices	$88,901	39.2%	$87,618	48.2%	$1,283	1.5%
Electronics	124,066	54.7	77,585	42.7	46,481	59.9%
Stoneridge Brazil	13,790	6.1	16,477	9.1	(2,687)	(16.3)%
Total net sales	$226,757	100.0%	$181,680	100.0%	$45,077	24.8%

Our Control Devices segment net sales increased $1.3 million due to an increase in our North American automotive market of $4.3 million offset by a decrease in our European automotive, European commercial and China commercial vehicle markets of $1.7 million, $1.3 million and $1.2 million, respectively. The decrease in our European markets was due to our exit of the PM sensor business. In addition, third quarter of 2022 net sales were favorably impacted by negotiated price increases of $2.1 million.

Our Electronics segment net sales increased due to higher sales volumes in our European commercial, North American commercial and European off-highway vehicle markets of $19.8 million, $10.7 million and $4.7 million, respectively. In addition, third quarter of 2022 net sales were favorably impacted by both customer recoveries of electronics component spot buys and for negotiated price increases of $12.8 million and $5.3 million, respectively. These increases were offset by $8.2 million due to unfavorable euro and Swedish krona foreign currency translation compared to the prior year quarter.

Our Stoneridge Brazil segment net sales decreased due to lower sales in most of our product lines offset by slightly higher sales of tracking devices and monitoring services.

Net sales by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
					increase	increase
Three months ended September 30,	2022		2021		(decrease)	(decrease)
North America	$117,010	51.6%	$95,395	52.5%	$21,615	22.7%
South America	13,790	6.1	16,477	9.1	(2,687)	(16.3)%
Europe and Other	95,957	42.3	69,808	38.4	26,149	37.5%
Total net sales	$226,757	100.0%	$181,680	100.0%	$45,077	24.8%

The increase in North American net sales was mostly attributable to an increase in sales volume in our Electronics segment commercial vehicle market of $10.7 million and our Control Devices segment automotive market of $4.3 million offset by sales volume decreases in our Control Devices segment commercial vehicle market of $0.6 million. The decrease in net sales in South America was primarily due to lower sales in most of our product lines offset by higher sales of tracking devices and monitoring services. The increase in net sales in Europe and Other was due to customer recoveries of electronic component spot buy purchases and negotiated price increases of $10.6 million and $3.4 million, respectively, and increases in our European commercial vehicle and European off-highway markets of $19.8 million and $4.7 million, respectively. This increase for Europe and Other was offset by a decrease in our European automotive market of $1.7 million. In addition, Europe and Other net sales decreased $8.9 million due to unfavorable foreign currency translation.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased compared to the third quarter of 2021 and our gross margin increased from 19.8% in the third quarter of 2021 to 21.8% in the third quarter of 2022. Our material cost as a percentage of net sales increased from 56.8% in the third quarter of 2021 to 59.8% in the third quarter of 2022 from higher material costs resulting from adverse foreign exchange fluctuations and material inflation. In 2022, cost of goods sold also increased by $12.8 million, or 5.6% of net sales, from the impact of electronic component spot buy purchases, which were offset by customer recoveries. The impact of these spot buy purchases reduced gross margin percent by 1.3%. Overhead as a percentage of net sales decreased to 13.8% for the third quarter of 2022 compared to 18.1% for the third quarter of 2021 due to leverage of fixed costs from higher sales levels.

Our Control Devices segment gross margin increased primarily due to negotiated price increases and lower overhead including the favorable impact from the PM sensor business exit.

Our Electronics segment gross margin increased primarily due to higher contribution from higher sales levels and the impact of negotiated price increases offset by increased material costs as a result of supply chain disruptions, adverse foreign exchange fluctuations and inflation.

Our Stoneridge Brazil segment gross margin as a percentage of sales was consistent with the prior period.

Selling, General and Administrative. SG&A expenses decreased by $1.0 million primarily due to lower business realignment costs of $0.8 million and favorable indirect taxes offset by higher incentive compensation.

Design and Development. D&D costs decreased $0.3 million due to higher customer reimbursements for Electronics of $2.2 million offset by increased spend for product launches in our Electronics and Control Devices segments.

Operating Income (Loss). Operating income (loss) by segment is summarized in the following table (in thousands):

			Dollar	Percent
			increase /	increase /
Three months ended September 30,	2022	2021	(decrease)	(decrease)
Control Devices	$7,522	$2,899	$4,623	159.5%
Electronics	5,416	(5,113)	10,529	205.9
Stoneridge Brazil	908	909	(1)	(0.1)
Unallocated corporate	(7,983)	(7,623)	(360)	(4.7)
Operating income (loss)	$5,863	$(8,928)	$14,791	165.7%

Our Control Devices segment operating income increased due to higher gross margin.

Our Electronics segment operating income increased primarily due to higher contribution from higher sales and the impact of negotiated price increases offset by higher material costs associated with supply chain disruptions, including spot purchases of electronic components net of recoveries, adverse foreign exchange fluctuations and inflation.

Our Stoneridge Brazil segment operating income was consistent with the prior period.

Our unallocated corporate operating loss increased primarily from higher incentive compensation costs offset by lower business realignment costs of $0.9 million.

Operating income (loss) by geographic location is summarized in the following table (in thousands):

			Dollar	Percent
			increase /	increase /
Three months ended September 30,	2022	2021	(decrease)	(decrease)
North America	$(43)	$(6,788)	$6,745	99.4%
South America	908	909	(1)	(0.1)
Europe and Other	4,998	(3,049)	8,047	263.9
Operating income (loss)	$5,863	$(8,928)	$14,791	165.7%

Our North American operating loss decreased due to higher contribution from higher sales in our commercial vehicle and automotive markets offset by higher material costs as a result of supply chain disruptions, including spot purchases of electronic components net of recoveries and inflation. Operating income in South America was consistent with the prior period. Our operating results in Europe and Other increased primarily due to higher contribution from higher sales and the impact of negotiated price increases offset by higher material costs from supply chain disruptions, including spot purchases of electronic components net of recoveries, adverse foreign exchange fluctuations and inflation.

Interest Expense, net. Interest expense, net was $1.8 million and $1.4 million for the three months ended September 30, 2022 and 2021, respectively. The increase for the quarter ended September 30, 2022, was the result of higher Credit Facility interest due to increasing benchmark rates on floating Credit Facility interest rates.

Equity in Earnings of Investee. Equity earnings for MSIL was $0.4 million for the three months ended September 30, 2021. As discussed in Note 15 to the condensed consolidated financial statements, the Company sold its equity interest in MSIL on December 30, 2021. Equity earnings for Autotech were less than $0.1 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively.

Other Expense, net. We record certain foreign currency transaction losses (gains) as a component of other (income) expense, net on the condensed consolidated statement of operations. Other expense, net of $2.3 million increased by $2.3 million compared to the third quarter of 2021 due to foreign currency transaction losses in Electronics, Control Devices and Stoneridge Brazil segments from the strengthening of the U.S. dollar.

Provision for Income Taxes. For the three months ended September 30, 2022, income tax expense of $1.0 million was attributable to the mix of earnings among tax jurisdictions as well as tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions offset by tax credits and incentives. The effective tax rate of 57.5% varies from the statutory tax rate primarily due to the impact of tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions, U.S. taxes on foreign earnings and non-deductible expenses offset by tax credits and incentives.

For the three months ended September 30, 2021, income tax expense of $0.5 million was attributable to an update to the estimated tax impact on the gain on the sale of the Canton facility, the mix of earnings among tax jurisdictions as well as tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions. The effective tax rate of (5.4)% was less than the statutory tax rate primarily due to the impact of tax losses for which no benefit was recognized due to valuation allowances in certain jurisdictions as well as an update to the gain on the sale of the Canton facility.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

					Dollar
					increase /
Nine months ended September 30,	2022		2021		(decrease)
Net sales	$668,751	100.0%	$566,809	100.0%	$101,942
Costs and expenses:
Cost of goods sold	539,304	80.6	441,882	78.0	97,422
Selling, general and administrative	83,781	12.5	89,237	15.7	(5,456)
Gain on sale of Canton Facility, net	-	-	(30,718)	(5.4)	30,718
Design and development	48,715	7.3	46,593	8.2	2,122
Operating (loss) income	(3,049)	(0.4)	19,815	3.5	(22,864)
Interest expense, net	4,848	0.7	5,073	0.9	(225)
Equity in loss (earnings) of investee	424	0.1	(1,694)	(0.3)	2,118
Other expense, net	3,067	0.6	127	0.1	2,940
(Loss) income before income taxes	(11,388)	(1.8)	16,309	2.8	(27,697)
Provision for income taxes	2,895	0.4	6,739	1.2	(3,844)
Net (loss) income	$(14,283)	(2.2)%	$9,570	1.6%	$(23,853)

Net Sales. Net sales for our reportable segments, excluding inter-segment sales, are summarized in the following table (in thousands):

					Dollar	Percent
					increase	increase
Nine months ended September 30,	2022		2021		(decrease)	(decrease)
Control Devices	$257,527	38.5%	$273,581	48.3%	$(16,054)	(5.9)%
Electronics	372,040	55.6	250,440	44.2	121,600	48.6%
Stoneridge Brazil	39,184	5.9	42,788	7.5	(3,604)	(8.4)%
Total net sales	$668,751	100.0%	$566,809	100.0%	$101,942	18.0%

Our Control Devices segment net sales decreased $16.1 million due to a decrease in our European automotive, North American commercial and European commercial vehicle markets of $10.3 million, $6.0 million and $2.4 million, respectively, as well as decreases in our China commercial vehicle and automotive markets of $5.9 million and $0.6 million, respectively. The decrease in our European markets was due to our exit of the PM sensor business. Net sales for the nine months ended September 30, 2022 were favorably impacted by an increase in our North American automotive markets and negotiated price increases of $4.1 million and $5.7 million, respectively compared to the prior year.

Our Electronics segment net sales increased due to higher sales volumes in our European commercial, North American commercial and European off-highway vehicle markets of $36.2 million, $27.8 million and $9.8 million, respectively. In addition, 2022 net sales were favorably impacted by both customer pricing for recoveries of electronic component spot buy purchases and for negotiated price increases of $52.4 million and $15.2 million, respectively. These increases were offset by unfavorable euro and Swedish krona foreign currency translation compared to the prior year of $20.9 million.

Our Stoneridge Brazil segment net sales decreased primarily due to lower sales in most Stoneridge Brazil product lines offset by favorable foreign currency translation of $1.8 million and slightly higher sales of tracking devices and monitoring services.

Net sales by geographic location are summarized in the following table (in thousands):

					Dollar	Percent
					increase	increase
Nine months ended September 30,	2022		2021		(decrease)	(decrease)
North America	$330,480	49.4%	$288,629	50.9%	$41,851	14.5%
South America	39,184	5.9	42,788	7.5	(3,604)	(8.4)%
Europe and Other	299,087	44.7	235,392	41.6	63,695	27.1%
Total net sales	$668,751	100.0%	$566,809	100.0%	$101,942	18.0%

The increase in North American net sales was mostly attributable to increases in sales volume in our Electronics segment commercial vehicle market of $27.8 million and our Control Devices segment automotive market of $4.1 million offset by sales volume decreases in our Control Devices segment commercial vehicle market of $6.0 million. The decrease in net sales in South America was primarily due to lower sales in most Stoneridge Brazil product lines offset by favorable foreign currency translation and slightly higher sales of tracking devices and monitoring services. The increase in net sales in Europe and Other was due to customer recoveries of semiconductor spot buy purchases and contractual price increases of $49.3 million and $11.0 million, respectively and increases in our European commercial vehicle and European off-highway markets of $33.8 million and $9.8 million, respectively. This increase for Europe and Other was offset by decreases in our European automotive market of $10.3 million and China commercial vehicle and automotive markets of $5.7 million and $0.6 million, respectively. In addition, Europe and Other net sales decreased $21.6 million due to unfavorable foreign currency translation.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased compared to the first nine months of 2021 and our gross margin decreased from 22.0% in the first nine months of 2021 to 19.4% in the first nine months of 2022. Our material cost as a percentage of net sales increased from 55.8% in the first nine months of 2021 to 61.8% in the first nine months of 2022. In 2022, cost of goods sold increased by $52.4 million, or 7.8% of net sales, due to electronic component spot buy purchases which were offset by customer recoveries. The impact of these spot purchases reduced gross margin percent by 1.6%. Also contributing to the increase in material cost as a percentage of sales were adverse foreign currency fluctuations and inflation. Overhead as a percentage of net sales decreased to 14.2% for the first nine months of 2022 compared to 16.6% for the first nine months of 2021 due to leverage of fixed costs from higher sales levels.

Our Control Devices segment gross margin increased primarily due to lower overhead including the favorable impact from the PM sensor business exit.

Our Electronics segment gross margin as a percentage of sales decreased primarily due to increased material costs associated with supply chain disruptions including spot purchases of electronic components, adverse foreign exchange fluctuations and inflation offsetting favorable negotiated pricing and higher contribution from higher sales levels.

Our Stoneridge Brazil segment gross margin as a percentage of sales was consistent with the prior year as adverse leverage of fixed costs was offset by favorable foreign currency translation.

Selling, General and Administrative. SG&A expenses decreased by $5.5 million compared to the first nine months of 2021 due to favorable 2022 non-recurring commercial and legal settlements, an unfavorable adjustment to the fair value of the SRB earn-out consideration in 2021, lower business realignment costs, the favorable net adjustments for Brazilian indirect tax credits and 2021 Sarasota environmental remediation costs in our Control Devices segment. Offsetting these favorable items were increases in incentive compensation and the 2021 gain on disposal of the PM Sensor business of $0.7 million.

Design and Development. D&D costs increased by $2.1 million due to increased spend for product launches in our Electronics and Control Devices segments offset by higher customer reimbursements for Electronics of $6.0 million.

Operating (Loss) Income. Operating (loss) income by segment is summarized in the following table (in thousands):

			Dollar	Percent
			increase /	increase /
Nine months ended September 30,	2022	2021	(decrease)	(decrease)
Control Devices	$18,416	$50,129	$(31,713)	(63.3)%
Electronics	180	(7,793)	7,973	102.3%
Stoneridge Brazil	2,370	112	2,258	2,016.1%
Unallocated corporate	(24,015)	(22,633)	(1,382)	(6.1)%
Operating (loss) income	$(3,049)	$19,815	$(22,864)	(115.4)%

Our Control Devices segment operating income decreased due to the gain on the sale of the Canton Facility of $30.7 million in 2021.

Our Electronics segment operating income improved from higher contribution from increased sales levels and lower SG&A spending.

Our Stoneridge Brazil segment operating income increased primarily due to the unfavorable adjustment to the fair value of the SRB earn-out consideration in 2021 and favorable net adjustments for Brazilian indirect tax credits.

Our unallocated corporate operating loss increased primarily from higher incentive compensation and employee benefit costs offset by lower business realignment costs of $0.9 million.

Operating (loss) income by geographic location is summarized in the following table (in thousands):

			Dollar	Percent
			increase	increase
Nine months ended September 30,	2022	2021	(decrease)	(decrease)
North America	$(3,640)	$16,522	$(20,162)	(122.0)%
South America	2,370	112	2,258	2,016.1%
Europe and Other	(1,779)	3,181	(4,960)	(155.9)%
Operating (loss) income	$(3,049)	$19,815	$(22,864)	(115.4)%

Our North American operating income decreased due to the gain on the sale of the Canton Facility in 2021 and higher material costs associated with supply chain disruptions and inflation. The increase in operating income in South America was primarily due to an unfavorable adjustment in the fair value of earn-out consideration in 2021 and favorable net adjustments for Brazilian indirect tax credits. Our operating results in Europe and Other decreased primarily due to higher material costs from supply chain disruptions including spot purchases of electronic components net of recoveries, adverse foreign exchange fluctuations and inflation offsetting higher contribution from increased sales levels and the favorable impact of negotiated pricing.

Interest Expense, net. Interest expense, net was $4.8 million and $5.1 million for the nine months ended September 30, 2022 and 2021. Interest expense, net decreased due to higher interest income at Stoneridge Brazil offset by higher Credit Facility interest expense and $0.4 million related to the write-off of deferred financing fees as a result of Amendment No. 3 to the Credit Facility.

Equity in Loss (Earnings) of Investee. Equity earnings for MSIL were $1.3 million for the nine months ended September 30, 2021. As discussed in Note 15 to the condensed consolidated financial statements, the Company sold its equity interest in MSIL on December 30, 2021. Equity loss (earnings) for Autotech were $0.4 million and $(0.4) million for the nine months ended September 30, 2022 and 2021, respectively.

Other Expense, net. We record certain foreign currency transaction losses (gains) as a component of other (income) expense, net on the condensed consolidated statement of operations. Other expense, net of $3.1 million increased by $2.9 million compared to the first nine months of 2021 due to foreign currency transaction losses in our Electronics and Control Devices segments from the strengthening of the U.S. dollar offsetting the 2022 gain on settlement of the net investment hedge of $3.7 million.

Provision for Income Taxes. For the nine months ended September 30, 2022, income tax expense of $2.9 million was attributable to the mix of earnings among tax jurisdictions as well as tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions. The effective tax rate of (25.4)% varies from the statutory tax rate primarily due to the impact of tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions.

For the nine months ended September 30, 2021, income tax expense of $6.7 million was attributable to the gain on the sale of the Canton facility, the mix of earnings among tax jurisdictions as well as tax losses for which no benefit was recognized due to valuation allowances in certain jurisdictions. The effective tax rate of 41.3% was greater than the statutory tax rate primarily due to the impact of tax losses for which no benefit was recognized due to valuation allowances in certain jurisdictions as well as U.S. taxes on foreign earnings, partially offset by tax incentives.

Liquidity and Capital Resources

Summary of Cash Flows:

Nine months ended September 30,	2022	2021
Net cash provided by (used for):
Operating activities	$(24,138)	$(19,689)
Investing activities	(19,662)	12,948
Financing activities	(5,495)	(14,652)
Effect of exchange rate changes on cash and cash equivalents	(3,915)	(2,525)
Net change in cash and cash equivalents	$(53,210)	$(23,918)

Cash used for operating activities increased compared to 2021 primarily due to an increase in cash used to fund higher working capital levels primarily accounts receivable resulting from higher 2022 sales. Our receivable terms and collections rates have remained consistent between periods presented. Our inventory levels as of both periods presented are elevated compared to historical balances due to a combination of supply chain disruptions and production volatility.

Net cash used for investing activities increased compared to 2021 due to the proceeds from the sale of the Canton Facility in 2021 being slightly offset by the proceeds from the settlement of the net investment hedge in 2022.

Net cash used for financing activities decreased compared to the prior year primarily due to lower 2022 net Credit Facility and other debt borrowings compared to 2021 offset by the cash payment of Stoneridge Brazil earn-out consideration.

As outlined in Note 7 to our condensed consolidated financial statements, the Credit Facility permits borrowing up to a maximum level of $300.0 million, as amended on February 28, 2022, by Amendment No. 3 to the Fourth Amended and Restated Credit Agreement (“Amendment No. 3”). This variable rate facility provides the flexibility to refinance other outstanding debt or finance acquisitions through June 2024. The Credit Facility contains certain financial covenants that require the Company to maintain less than a maximum leverage ratio and more than a minimum interest coverage ratio. The Credit Facility also contains affirmative and negative covenants and events of default that are customary for credit arrangements of this type including covenants which place restrictions and/or limitations on the Company’s ability to borrow money, make capital expenditures and pay dividends. The Credit Facility had an outstanding balance of $165.7 million at September 30, 2022.

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

Due to the ongoing impacts of the COVID-19 pandemic and supply chain disruptions on the Company’s end-markets and the resulting financial impacts on the Company, on February 28, 2022, the Company entered into Amendment No. 3. Amendment No. 3 reduced the total revolving credit commitments from $400.0 million to $300.0 million and the maximum permitted amount of swing loans from $40.0 million to $30.0 million. Amendment No. 3 provides for certain financial covenant relief and additional covenant restrictions during the “Specified Period” (the period from February 28, 2022 until the date that the Company delivers a compliance certificate for the quarter ending March 31, 2023 in form and substance satisfactory to the administrative agent). During the Specified Period:

●	the maximum net leverage ratio was changed to 4.00 to 1.00 for the year ended December 31, 2021, suspended for the quarters ending March 31, 2022 through September 30, 2022 and cannot exceed 4.75 to 1.00 for the quarter ended December 31, 2022 or 3.50 to 1.00 for the quarter ended March 31, 2023;
●	the minimum interest coverage ratio of 3.50 was reduced to 2.50 for the quarter ended March 31, 2022, 2.25 for the quarter ended June 30, 2022 and 3.00 for the quarters ended September 30, 2022 and December 31, 2022;
●	an additional condition to drawing on the Credit Facility has been added that restricts borrowings if the Company’s total of 100% of domestic and 65% of foreign cash and cash equivalents exceeds $70.0 million;
●	there are certain additional restrictions on Restricted Payments (as defined); and
●	a Permitted Acquisition (as defined) may not be consummated unless the net leverage ratio is below 3.50x during the Specified Period.

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

As a result of Amendment No. 3, the Company was in compliance with all covenants at September 30, 2022 and December 31, 2021. The Company has not experienced a violation which would limit the Company’s ability to borrow under the Credit Facility, as amended and does not expect that the covenants under it will restrict the Company’s financing flexibility. However, it is possible that future borrowing flexibility under the Credit Facility may be limited as a result of lower than expected financial performance due to the adverse impact of supply chain disruptions and COVID-19 on the Company’s markets and general global demand. The Company expects to make additional repayments on the Credit Facility when cash exceeds the amount needed for operations and to remain in compliance with all covenants.

The Company’s wholly owned subsidiary located in Stockholm, Sweden, has an overdraft credit line which allows overdrafts on the subsidiary’s bank account up to a daily maximum level of 20.0 million Swedish krona, or $1.8 million and $2.2 million, at September 30, 2022 and December 31, 2021, respectively. At September 30, 2022, there was 0.2 million Swedish krona, or less than $0.1 million outstanding on this overdraft credit line. At December 31, 2021, there was 19.0 million Swedish krona, or $2.1 million outstanding on this overdraft credit line. During the nine months ended September 30, 2022, the subsidiary borrowed 290.0 million Swedish krona, or $26.2 million, and repaid 308.8 million Swedish krona, or $27.9 million.

The Company’s wholly-owned subsidiary located in Suzhou, China, has credit lines which allow up to a maximum borrowing level of 20.0 million Chinese yuan, or $2.8 million at September 30, 2022 and 50.0 million Chinese yuan, or $7.9 million at December 31, 2021. At September 30, 2022 and December 31, 2021 there was $2.8 million and $3.1 million, respectively, in borrowings outstanding on the Suzhou credit line with weighted-average interest rates of 3.85% and 4.15% at September 30, 2022 and December 31, 2021, respectively. The Suzhou credit line is included on the condensed consolidated balance sheet within current portion of debt. In addition, the Suzhou subsidiary has a bank acceptance draft line of credit which facilitates the extension of trade payable payment terms by 180 days. The bank acceptance draft line of credit allows up to a maximum borrowing level of 60.0 million Chinese yuan, or $8.4 million at September 30, 2022 and 15.0 million Chinese yuan, or $2.4 million at December 31, 2021. There was $1.7 million and $2.2 million utilized on the Suzhou bank acceptance draft line of credit at September 30, 2022 and December 31, 2021. The Suzhou bank acceptance draft line of credit is included on the condensed consolidated balance sheet within accounts payable.

On May 19, 2020, the Company committed to the strategic exit of its Control Devices PM sensor product line. The costs for the PM Sensor Exit included employee severance and termination costs, professional fees and other related costs such as potential commercial and supplier settlements. Non-cash charges included impairment of fixed assets and accelerated depreciation associated with PM sensor production. We recognized $0.7 million of expense as a result of this initiative during the three months ended September 30, 2021. The only remaining costs relate to potential commercial settlements and legal fees which we continue to negotiate. The estimated additional costs related to these settlements and fees is up to $4.2 million.

In December 2018, the Company entered into an agreement to make a $10.0 million investment in Autotech Fund II managed by Autotech, a venture capital firm focused on ground transportation technology. The Company’s $10.0 million investment in the Autotech Fund II will be contributed over the expected ten-year life of the fund.  As of September 30, 2022, the Company’s cumulative investment in the Autotech Fund II was $7.8 million. The Company contributed $0.7 million, net and $2.3 million, net to the Autotech Fund II during the nine months ended September 30, 2022 and 2021, respectively.

Our future results could also be adversely affected by unfavorable changes in foreign currency exchange rates. We have significant foreign denominated transaction exposure in certain locations, especially in Brazil, Argentina, Mexico, Sweden, Estonia, the Netherlands, United Kingdom and China. We have entered into foreign currency forward contracts to reduce our exposure related to certain foreign currency fluctuations. See Note 5 to the condensed consolidated financial statements for additional details. Our future results could also be unfavorably affected by increased commodity prices and material cost inflation as these fluctuations impact the cost of our raw material purchases.

At September 30, 2022, we had a cash and cash equivalents balance of approximately $32.3 million, of which 86.8% was held in foreign locations. The Company has approximately $134.3 million of undrawn commitments under the Credit Facility as of September 30, 2022, which results in total undrawn commitments and cash balances of more than $164.9 million. However, despite the February 22, 2022 amendment, it is possible that future borrowing flexibility under our Credit Facility may be limited as a result of our financial performance.

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

Critical Accounting Policies and Estimates

The Company’s critical accounting policies, which include management’s best estimates and judgments, are included in Part II, Item 7, to the consolidated financial statements of the Company’s 2021 Form 10-K. These accounting policies are considered critical as disclosed in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis of the Company’s 2021 Form 10-K because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates. There have been no material changes in our significant accounting policies or critical accounting estimates during the third quarter of 2022.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2022, an evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the PEO and PFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to repurchases of Common Shares made by us during the three months ended September 30, 2022. There were 3,549 Common Shares delivered to us by employees as payment for withholding taxes due upon vesting of performance share awards and share unit awards during the three months ended September 30, 2022.

			Total number of	Maximum number
			shares purchased as	of shares that may
			part of publicly	yet be purchased
	Total number of	Average price	announced plans	under the plans
Period	shares purchased	paid per share	or programs	or programs
7/1/22-7/31/22	3,549	$17.35	N/A	N/A
8/1/22-8/31/22	-	$-	N/A	N/A
9/1/22-9/30/22	-	$-	N/A	N/A
Total	3,549

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
104

The cover page from our Quarterly Report on Form 10-Q for the period ended June 30, 2022, filed with the Securities and Exchange Commission on November 2, 2022, is formatted in Inline Extensible Business Reporting Language (“iXBRL”)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONERIDGE, INC.

Date: November 2, 2022	/s/ Jonathan B. DeGaynor
Jonathan B. DeGaynor
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 2, 2022	/s/ Matthew R. Horvath
Matthew R. Horvath
Chief Financial Officer and Treasurer
(Principal Financial Officer)